Form 10-Q
period 1996-03-31
HMN FINANCIAL INC
filed 1996-05-10
CIK 921183

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                 -----------------------------
                            FORM 10-Q

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1996

                               OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OF 15 (d) FOR THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to _________

                  Commission File Number 0-24100

                        HMN FINANCIAL, INC.
             (Exact name of Registrant as specified in its Charter)

               DELAWARE                         41-1777397
     (State or other jurisdiction of         (I.R.S. Employer
     incorporation or organization)       Identification Number)

     101 NORTH BROADWAY, SPRING VALLEY, MINNESOTA      55975-1223
     (Address of principal executive offices)          (ZIP Code)

Registrant's telephone number, including area  code:
                                                   (507) 346-7345

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes  /X/  No /  /

Indicate the number of shares outstanding of each of the issuer's common stock as of the latest practicable date.

           CLASS                     OUTSTANDING AT MAY 3, 1996
Common stock, $0.01 par value                 5,180,210

                     This Form 10-Q consists of 23 pages.
                        The exhibit index is on page 19.
                                      1

                            HMN FINANCIAL, INC.

                                 CONTENTS

PART I - FINANCIAL INFORMATION
                                                              PAGE
Item 1:  Financial Statements (unaudited)

          Consolidated Balance Sheets at
          March 31, 1996 and December 31,1995...................3

          Consolidated Statements of Income for the
          Three Months Ended
          March 31, 1996 and 1995...............................4

          Consolidated Statement of Stockholders' Equity
          for the Three Month Period Ended
          March 31,1996.........................................5

          Consolidated Statements of Cash Flows for
          the Three Months Ended March 31, 1996 and 1995........6

          Notes to Consolidated Financial Statements.........7-10

Item 2:   Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............11-16

PART II - OTHER INFORMATION

Item 1:   Legal Proceedings....................................17

Item 2:   Changes in Securities................................17

Item 3:   Defaults Upon Senior Securities......................17

Item 4:   Submission of Matters to a Vote of Security
          Holders..............................................17

Item 5:   Other Information....................................17

Item 6:   Exhibits and Reports on Form 8-K.....................17

Signatures.....................................................18

                               2

PART I - FINANCIAL STATEMENTS

               HMN FINANCIAL, INC. AND SUBSIDIARIES
                   Consolidated Balance Sheets
                          (unaudited)

ASSETS                                   March 31,  December 31,
                                           1996        1995
                                        ----------- -----------
Cash and cash equivalents              $  9,376,478    4,334,694
Securities available for sale:
   Mortgage-backed and related
    securities (amortized cost
    $164,339,560 and $158,517,548)      163,273,034  158,416,201
   Other marketable securities
     (amortized cost $32,793,446
      and $32,247,959)                   32,244,727   31,903,566
                                        -----------  -----------
                                        195,517,761  190,319,767
                                        -----------  -----------
Securities held to maturity:
   Mortgage-backed and related securities
      (estimated market value
       $14,272,794 and $13,931,879)      14,114,594   13,744,063
   Other marketable securities
      (estimated market value
       $3,224,178 and $3,224,263)         3,226,964    3,227,729
                                        -----------  -----------
                                         17,341,558   16,971,792
                                        -----------  -----------
Loans receivable, net                   307,658,285  314,850,684
Federal Home Loan Bank stock, at cost     3,801,900    3,801,900
Real estate, net                            239,839      279,851
Premises and equipment, net               3,561,974    3,645,536
Accrued interest receivable               3,271,127    3,381,507
Deferred income taxes                       653,657            0
Prepaid expenses and other assets           589,496      362,928
                                        -----------  -----------
      Total assets                     $542,012,075  537,948,659
                                        ===========  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                               $368,393,302  373,539,468
Federal Home Loan Bank advances          72,493,207   68,876,978
Accrued interest payable                  1,706,307    1,562,347
Due to Broker                             4,881,250            0
Advance payments by borrowers for
   taxes and insurance                      828,195      550,990
Accrued expenses and other liabilities    2,830,974    1,732,193
                                        -----------  -----------
      Total liabilities                 451,133,235  446,261,976
                                        -----------  -----------
Commitments and contingencies
Stockholders' equity:
   Serial preferred stock:
     ($.01 par value): authorized
      500,000 shares; issued and
      outstanding none                            0            0
   Common stock ($.01 par value):
      authorized 7,000,000 shares;
      6,085,775 shares issued                60,858       60,858
   Additional paid-in capital            59,316,089   59,285,581
   Retained earnings, subject to
      certain restrictions               51,957,729   50,371,038
   Net unrealized loss on securities
      available for sale                   (961,588)    (265,358)
   Unearned employee stock ownership
      plan shares                        (5,236,730)  (5,336,150)
   Unearned compensation restricted
      stock awards                         (991,955)  (1,050,305)
   Treasury stock, at cost 905,565
      and 783,850 shares                (13,265,563) (11,378,981)
                                        -----------  -----------
      Total stockholders' equity         90,878,840   91,686,683
                                        -----------  -----------
    Total liabilities and
      stockholders' equity             $542,012,075  537,948,659
                                        ===========  ===========

See accompanying notes to consolidated financial statements.
                              3


               HMN FINANCIAL, INC. AND SUBSIDIARIES
               Consolidated Statements of Income
                         (unaudited)

                                             Three Months Ended
                                                   March 31,
                                               1996       1995
Interest Income:                            ---------  ---------
   Loans receivable                        $6,138,747  5,454,814
   Securities available for sale:
     Mortgage-backed and related securities 2,773,690  2,657,301
     Other marketable securities              404,845    548,749
   Securities held to maturity:
     Mortgage-backed and related securities   267,023    129,823
     Other marketable securities               43,448    125,753
   Cash equivalents                           103,718    139,596
   Other                                       63,981     52,449
                                            ---------  ---------
      Total interest income                 9,795,452  9,108,485
Interest expense:                           ---------  ---------
   Deposits                                 4,818,284  4,286,574
   Federal Home Loan Bank advances          1,061,861    834,781
                                            ---------  ---------
      Total interest expense                5,880,145  5,121,355
                                            ---------  ---------
           Net interest income              3,915,307  3,987,130
Provision for loan losses                      75,000     75,000
                                            ---------  ---------
           Net interest income after
              provision for loan losses     3,840,307  3,912,130
                                            ---------  ---------
Non-interest income:
   Fees and service charges                    77,516     73,791
   Securities gains (losses), net             500,550     (6,677)
   Gain on sales of loans                       5,949          0
   Other                                      117,389     36,857
                                            ---------  ---------
      Total non-interest income               701,404    103,971
                                            ---------  ---------
Non-interest expense:
   Compensation and benefits                1,105,995    959,829
   Occupancy                                  196,782    179,559
   Federal deposit insurance premiums         209,792    198,473
   Advertising                                 72,685     71,488
   Data processing                            128,453    122,780
   Other                                      269,113    279,204
                                            ---------  ---------
      Total non-interest expense            1,982,820  1,811,333
                                            ---------  ---------
      Income before income tax expense      2,558,891  2,204,768
Income tax expense                            972,200    841,343
                                            ---------  ---------
      Net income                          $ 1,586,691  1,363,425
                                            =========  =========
Earnings per common share and common
   share equivalents                           $ 0.33       0.25
                                            =========  =========

See accompanying notes to consolidated financial statements.
                              4

               HMN FINANCIAL, INC. AND SUBSIDIARIES
         Consolidated Statement of Stockholders' Equity
        For the Three Month Period Ended March 31, 1996
                          (unaudited)

                                                        Net unrealized
                                                          (loss) on
                                  Additional              securities
                         Common    Paid-in    Retained   available for
                         Stock     Capital    Earnings       sale
                        -------  ----------  ----------  -------------
Balance,
December 31, 1995      $ 60,858  59,285,581  50,371,038   (265,358)

   Net income                                 1,586,691

  Change in unrealized
  loss on securities
  available for sale                                      (696,230)

  Treasury stock
  purchases

  Amortization of
  restricted stock awards

  Earned employee stock
  ownership plan shares             30,508
                        ------- ----------  ----------   ---------
Balance,
March 31, 1996         $ 60,858 59,316,089  51,957,729   (961,588)
                        ======= ==========  ==========   =========
                        Unearned
                         shares
                        Employee   Unearned
                         Stock   Compensation               Total
                       Ownership  Restricted   Treasury  Stockholders'
                         Plan    Stock Awards    Stock      Equity
                       --------- ------------  --------  ------------
Balance,
December 31, 1995     (5,336,150)(1,050,305) (11,378,981) 91,686,683

   Net income                                              1,586,691

  Change in unrealized
  loss on securities
  available for sale                                        (696,230)

  Treasury stock
  purchases                                   (1,886,582) (1,886,582)

  Amortization of
  restricted stock awards            58,350                   58,350

  Earned employee
  stock ownership
  plan shares             99,420                             129,928
                      -----------  --------  ----------- -----------
Balance,
March 31, 1996       $(5,236,730)  (991,955)(13,265,563)  90,878,840
                       =========    =======  ==========  ===========

See accompanying notes to consolidated financial statements.
                                   5


                HMN FINANCIAL, INC. AND SUBSIDIARIES
              Consolidated Statements of Cash Flows
                          (unaudited)

                                            Three Months Ended
                                                 March 31,
                                             1996        1995
                                          ----------  ----------
Cash flows from operating activities:
   Net income                             $1,586,691   1,363,425
   Adjustments to reconcile net income to
     cash provided by operating activities:
     Provision for loan losses                75,000      75,000
     Depreciation                             90,866      82,512
     Amortization of (discounts)
       premiums, net                          (7,168)     25,904
     Amortization of deferred loan fees     (109,000)   (136,802)
     Provision for deferred income taxes      40,700      66,032
     Securities (gains) losses, net         (500,550)      6,677
     Gain on sales of real estate            (18,214)     (5,958)
     Gain on sales of loans                   (5,949)          0
     Amortization of restricted stock awards  58,350           0
     Earned employee stock ownership shares
       priced above original cost             30,508      14,351
     Decrease (increase) in accrued interest
       receivable                            110,380     (41,557)
     Increase in accrued interest payable    143,960     210,660
     Increase in other assets               (226,568)   (242,620)
     Increase in other liabilities           877,699     146,130
     Other, net                               (6,675)     (2,436)
                                           ---------   ---------
       Net cash provided (used) by
         operating activities              2,140,030   1,561,318
                                           ---------   ---------
Cash flows from investing activities:
   Proceeds from sales of securities
     available for sale                   32,850,725   7,427,311
   Principal collected on securities
     available for sale                    3,317,661   3,448,841
   Proceeds collected on maturity of
     securities available for sale         4,500,000     500,000
   Purchases of securities available
     for sale                            (31,984,781)(17,349,948)
   Principal collected on securities
      held to maturity                       347,044     278,604
   Proceeds collected on maturity of
      securities held to maturity                  0   1,000,000
   Purchase of securities held to maturity  (709,765) (2,566,225)
   Proceeds from sales of loans receivable   386,649           0
   Net increase in loans receivable       (2,846,197) (7,315,430)
   Proceeds from sale of real estate          87,616     110,929
   Purchases of premises and equipment        (7,304)   (113,560)

                                          ----------  ----------
      Net cash provided (used) by
        investing activities               5,941,648 (14,579,478)
                                          ----------  ----------
Cash flows from financing activities:
   (Decrease) increase in deposits        (5,146,166)  6,718,351
   Decrease in unearned ESOP shares           99,420     102,420
   Purchase of treasury stock             (1,886,582) (4,040,125)
   Proceeds from Federal Home Loan Bank
     advances                             10,800,000   5,000,000
   Repayment of Federal Home Loan Bank
     advances                             (7,183,771)   (681,102)
   Increase in advance payments by
     borrowers for taxes and insurance       277,205     265,020
                                          ----------  ----------
      Net cash provided (used) by
        financing activities              (3,039,894)  7,364,564
                                          ----------  ----------
      Increase (decrease) in cash
        and cash equivalents               5,041,784  (5,653,596)
Cash and cash equivalents,
   beginning of period                     4,334,694  12,097,156
                                          ----------  ----------
Cash and cash equivalents,
   end of period                          $9,376,478   6,443,560
                                          ==========  ==========
Supplemental cash flow disclosures:
   Cash paid for interest                 $5,736,185   4,910,695
   Cash paid for income taxes                200,000     200,000
Supplemental noncash flow disclosures:
   Loans securitized and transferred
    to securities available for sale      $9,694,418           0
   Transfer of loans to real estate           22,715     115,814
   Securities purchased with
     liability due to broker               4,881,250           0

See accompanying notes to consolidated financial statements.
                                6

               HMN FINANCIAL, INC. AND SUBSIDIARIES

           Notes to Consolidated Financial Statements
                           (Unaudited)

                     March 31, 1996 and 1995

(1)  HMN FINANCIAL, INC.

HMN Financial, Inc. (HMN) was incorporated under the laws of the State of Delaware for the purpose of becoming the savings and loan holding company of Home Federal Savings Bank (the Bank) in connection with the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank, pursuant to its Plan of Conversion. HMN commenced on May 23, 1994, a Subscription and Community Offering of its shares in connection with the conversion of the Bank (the Offering). The Offering was closed on June 22, 1994, and the conversion was consummated on June 29, 1994.

The consolidated financial statements included herein are for HMN, Security Finance Corporation (SFC), the Bank and the Bank's wholly owned subsidiary, Osterud Insurance Agency, Inc. During 1995 the Bank owned 100% of the outstanding shares of SFC. On December 29, 1995 the Bank sold all its outstanding shares of common stock in SFC to HMN at SFC's fair value. All significant intercompany accounts and transactions have been eliminated in consolidation.

(2)  BASIS OF PREPARATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of stockholders' equity and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments consisting of only normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The statements of income for the three month period ended March 31, 1996 are not necessarily indicative of the results which may be expected for the entire year.

Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform with the current period presentation.

(3)  NEW ACCOUNTING STANDARDS

In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, ACCOUNTING FOR
THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. SFAS No. 121 applies to all entities and to long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and to long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 does not apply to financial instruments, long-term customer relationships of a financial institution (for example, deposit base intangibles and credit cardholder intangibles), mortgage and other servicing rights, deferred policy acquisition costs, or deferred tax assets. Under the provisions of SFAS No. 121, an entity shall review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 applies to financial statements issued for fiscal years beginning after December 15, 1995, with earlier application encouraged. The effect of adopting SFAS No. 121 on
                                    7
January 1, 1996 did not have a material impact on HMN's financial condition or the results of its operations.

In May 1995, the FASB issued SFAS No. 122, ACCOUNTING FOR MORTGAGE SERVICING RIGHTS. Under the provisions of SFAS No. 122, entities are required to recognize as separate assets rights to service mortgage loans for others, however, those servicing rights are acquired. An entity that either purchases or originates mortgage loans and subsequently sells or securitizes the mortgage loans and retains the mortgage servicing rights is required to allocate the total cost of the mortgage loans to the mortgage servicing rights and the mortgage loans (without the mortgage servicing rights) based on their relative fair values. SFAS No. 122 also requires that capitalized mortgage servicing rights be assessed for impairment based on the fair value of those rights. HMN adopted SFAS No. 122 effective January 1, 1996. The effect of adopting SFAS No. 122 did not have a material impact on HMN's financial condition or the results of its operations.

In October 1995 the FASB issued SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION which establishes a fair value based method of accounting for stock-based compensation plans. It encourages entities to adopt that method in place of the provisions of APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, for all arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of its stock. During 1996, as permitted by SFAS No. 123, HMN will continue using the accounting methods prescribed by APB Opinion No. 25 and will disclose in the footnotes to the annual report the information on a fair value basis for its stock-based compensation plans.

(4)  EARNINGS PER SHARE

Earnings per common share and common share equivalent for the three month periods ended March 31, 1996 and 1995 were computed by dividing net income for each period ($1,586,691 and $1,363,425, respectively) by the weighted average common shares and common share equivalents outstanding (4,766,220 and 5,464,135, respectively) during each period.
                                  8

(5)  REGULATORY CAPITAL REQUIREMENTS

At March 31, 1996 the Bank met each of the three current minimum regulatory capital requirements. The following table summarizes the Bank's regulatory capital position at March 31, 1996:

                                     AMOUNT         PERCENT<F1>
                                      (Dollars in Thousands)
Tangible Capital:
       Actual                        $75,142         14.22%
       Required                        7,925          1.50
                                      ------         -----
       Excess                        $67,217         12.72%
                                     =======         =====

Core Capital:
       Actual                        $75,142         14.22%
       Required<F2>                    15,850          3.00
                                      ------         -----
       Excess                        $59,292         11.22%
                                     =======         =====

Risk-Based Capital:
       Actual                        $77,344         35.97%
       Required<3><4>                 17,204          8.00
                                      ------         -----
       Excess                        $60,140         27.97%
                                     =======         =====

<F1>Tangible and core capital levels are shown as a percentage of total adjusted assets; risk-based capital levels are shown as a percentage of risk-weighted assets.
<F2> In April 1991, the OTS proposed a core capital requirement for savings associations comparable to the requirement for national banks that became effective on December 31, 1990. This core capital ratio is 3% of total adjusted assets for thrifts that receive the highest supervisory rating for safety and soundness ("CAMEL" rating), with a 4% to 5% core capital requirement for all other thrifts.
<F3> Calculated based on the OTS requirement of 8% of risk-weighted assets.
<F4> Beginning March 31, 1995, a savings institution whose interest rate risk("IRR") exposure (as calculated under OTS guidelines) exceeds 2% of total assets may be required to deduct an IRR component in calculating its total capital for purposes of determining whether it meets the risk-based capital requirement. The IRR component is an amount equal to one-half of the difference between measured IRR and 2%, multiplied by the estimated economic value of its total assets. Based on the Bank's interest rate risk position at December 31, 1995, the latest date for which such information is available, this rule would require a $5.5 million deduction from the Bank's capital for purposes of calculating risk-based capital. The OTS currently does not require the IRR component to be deducted from the risk-based capital calculation but may require the deduction in accessing the Bank's individual capital requirements at some time in the future.

(6)  STOCKHOLDERS' EQUITY AND STOCK CONVERSION

     HMN was incorporated for the purpose of becoming the savings and loan holding company of the Bank in connection with the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank, pursuant to a Plan of Conversion adopted on February 10,
     1994.  HMN commenced on May 23, 1994, a Subscription and Community
     Offering (the Offering) of its shares in
                                 9

     connection with the conversion of the Bank. The Offering was closed on June 22, 1994, and the conversion was consummated on June 29, 1994, with the issuance of 6,085,775 shares of HMN's common stock at a price of $10 per share. Total proceeds from the conversion of $59,178,342 net of costs relating to the conversion of $1,679,408, have been recorded as common stock and additional paid-in capital. HMN received all of the capital stock of the Bank in exchange for 50% of the net proceeds of the conversion.

     During February of 1996 with Board authorization and approval from the
     Office of Thrift Supervision (OTS) HMN purchased a total of 121,715 shares of its own common stock from the open market for $1.9 million.  All shares were placed in treasury stock.
                                10


                               HMN FINANCIAL, INC.

Item 2:               MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

     HMN's net income is dependent primarily on its net interest income, which is the difference between interest earned on its loans and investments and the interest paid on interest-bearing liabilities. Net interest income is determined by (i) the difference between the yield earned on interest-earning assets and rates paid on interest-bearing liabilities (interest rate spread) and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities. HMN's interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. Net interest margin is calculated by dividing net interest income by the average interest-earning assets and is normally expressed as a percentage. Net interest income and net interest margin are affected by changes in interest rates, the volume and the mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. HMN's net income is also affected by the generation of non-interest income, which primarily consists of gains from the sale of securities, fees and service charges. In addition, net income is affected by the level of operating expenses and establishment of a provision for loan losses.

     The operations of financial institutions, including the Bank, are significantly affected by prevailing economic conditions, competition and the monetary and fiscal policies of governmental agencies. Lending activities are influenced by the demand for and supply of housing, competition among lenders, the level of interest rates and the availability of funds. Deposit flows and costs of funds are influenced by prevailing market rates of interest primarily on competing investments, account maturities and the levels of personal income and savings in the market area of the Bank.

NET INCOME

     HMN's net income for the first quarter of 1996 was $1.6 million, or $0.33 per share compared to net income for the same period of 1995 of $1.4 million, or $0.25 per share. Net income increased by $223,000, or 16.4%, principally due to an increase of $507,000 in net security gains which was partially offset by an increase of $146,000 in compensation and benefit expenses.

NET INTEREST INCOME

     Net interest income for the first quarter of 1996 was $3.9 million, a decrease of $72,000, or 1.8%, from $4.0 million for the first quarter of
     1995.  Interest income for the first quarter of 1996 was $9.8 million, an increase of $687,000, or 7.5%, from the $9.1 million for the first quarter of 1995.  Interest income increased by $790,000 due to additional loan originations and loan purchases which caused the average outstanding balance of loans receivable, net between the two quarters to increase by
     $37.5 million.  The average yield on the loan portfolio decreased by 15 basis points which caused interest income to decrease by $106,000.  The yield decreased because many of the loans purchased during 1995 and 1996 were adjustable
                                      11

     rate loans that had low initial rates that will adjust upward in later years. Interest expense for the first quarter of 1996 was $5.9 million, an increase of $759,000, or 14.8%, from $5.1 million for the first quarter of 1995. Interest expense increased by $283,000 due to an increase in the outstanding balance of deposits. Interest expense increased by $248,000 because HMN paid higher interest rates in order to retain its deposits in the face of increased competition. Interest expense on Federal Home Loan Bank (FHLB) advances increased by $227,000 due primarily to additional borrowing from the FHLB.

     Net interest margin was 2.97%, 2.94%, 2.98%, 3.05%, and 3.21%, respectively for the quarters ended March 31, 1996, December 31, 1995,
     September 30, 1995, June 30, 1995 and March 31, 1995. Based upon the current interest rate environment HMN expects the net interest margin to flatten or slightly decline in at least the near term.

PROVISION FOR LOAN LOSSES

     The provision for loan losses for the first quarter of 1996 and 1995 was $75,000. The provision is the result of management's evaluation of the loan portfolio and its assessment of the general economic conditions in the geographic area where properties securing the loan portfolio are located. Future economic conditions and other unknown factors will impact the need for future provisions for loan losses. As a result, no assurances can be given that increases in the allowance for loan losses will not be required during future periods.

     A reconciliation of HMN's allowance for loan losses is summarized as follows:

                                          1996           1995
                                     -----------      ----------
     Balance at January 1,           $ 2,190,664       1,893,143
     Provision                            75,000          75,000
     Charge-offs                          (1,216)         (1,034)
     Recoveries                                0              17
                                     -----------      ----------
     Balance at March 31,            $ 2,264,448       1,967,126
                                     ===========      ==========

NON-INTEREST INCOME

     Non-interest income was $701,000 for the first quarter of 1996, an increase of $597,000, or 575%, compared to $104,000 for the first quarter of 1995. The increase was principally due to a $507,000 increase in gain on the sale of securities, a $35,000 increase in commission on the sales of uninsured investment products and a $42,000 non-recurring dividend payment.

NON-INTEREST EXPENSE

     Non-interest expense was $2.0 million for the first quarter of 1996, an increase of $171,000, or 9.5%, from $1.8 million for the first quarter of 1995. Non-interest expense increased by $146,000, or 15%, due to an increase of two employees, normal merit and salary increases and the impact of the Recognition and Retention Plan adopted in June of 1995.
                                   12

INCOME TAX EXPENSE

     Income tax expense was $972,000 for the first quarter of 1996, an increase of $131,000, or 15.6%, from $841,000 for the first quarter of 1995. The increase is primarily due to an increase in taxable income between the two periods.

FINANCIAL CONDITION AND LIQUIDITY

     For the quarter ended March 31, 1996 the net cash provided from operating activities was $2.1 million and net cash provided from investing activities was $5.9 million. HMN had $32.9 million in proceeds from the sale of securities and it collected another $8.1 million from principal payments and the maturity of securities. HMN purchased $32.7 million of securities during the first quarter of 1996. HMN purchased or originated additional net loans of $2.8 million and had $387,000 of proceeds from the sale of loans. During the first quarter of 1996 deposits decreased by $5.1 million which was partially offset by net additional borrowing from the FHLB of $3.6 million. HMN also repurchased 121,715 shares of its own common stock for $1.9 million in the first quarter of 1996. On May 3, 1996, HMN announced its intention to repurchase 259,010 shares of its outstanding shares in the open market over the next 12 month period.

NON-PERFORMING ASSETS

     The following table sets forth the amounts and categories of non-performing assets in the Bank's portfolio at March 31, 1996 and December 31, 1995.

                                    March 31,       December 31,
                                      1996             1995
                                    --------        -----------
                                      (Dollars in Thousands)

Non-Accruing Loans
     One-to-four family real estate  $ 72               $196
     Nonresidential real estate       170                 85
     Commercial business              127                128
     Consumer                          33                 32
                                     ----               ----
     Total                            402                441
                                     ----               ----
Restructured loans                     64                 94

Foreclosed Assets
     Real estate:
        One-to-four family            274                315
                                     ----               ----
         Total non-performing assets $740               $850
                                     ====               ====
Total as a percentage of
  total assets                       0.14%              0.16%
                                     ====               ====
Total non-performing loans           $466               $535
                                     ====               ====
Total as a percentage of total
  loans receivable, net              0.15%              0.17%
                                     ====               ====

Total non-performing assets at March 31, 1996 were $740,000 a decrease of $110,000, or 12.9%, from $850,000 at December 31, 1995. The decrease was the result of principal payments received as a result of the sale of properties or loans being brought current through collection efforts.

ASSET/LIABILITY MANAGEMENT

HMN continues to focus its fixed-rate one-to-four family residential loan program on loans with contractual terms of 20 years or less. HMN also originates and purchases adjustable rate mortgages which have initial fixed rate terms of one to five years and then adjust annually each year thereafter.

Refer to page 15 for table.

The following table sets forth the interest rate sensitivity of HMN's assets and liabilities at March 31, 1996, using certain assumptions that are described in more detail below:

                                            Maturing or Repricing
                                  -------------------------------------------
                                               Over 6
                                   6 Months   Months to  Over 1-3  Over 3-5
(DOLLARS IN THOUSANDS)             or less    One Year    Years     Years
- - -----------------------------------------------------------------------------
Securities available for sale:
   Mortgage-backed and
      related securities<F1>      $ 80,224     5,334      22,725    29,436
   Other marketable securities      12,655     5,135       5,901       600
Securities held to maturity:
   Mortgage-backed and
      related securities<F1>        11,335       596         941       633
   Other marketable securities       1,000     1,000       1,227         0
Loans receivable, net<F1><F2>
   Fixed rate one-to-four
     family<F3>                     18,802    17,131      56,727    40,278
   Adjustable rate
     one-to-four family<F3>         22,835    19,998      15,998    11,701
   Multi family                          6         4          49         0
   Fixed rate commercial
     real estate                       211       181         550       321
   Adjustable rate commercial
      real estate                    5,016     2,160           0         0
   Commercial business                 282       153         305       135
   Consumer loans                    7,656     1,533       3,142     1,553
Federal Home Loan Bank stock             0         0           0         0
Cash equivalents                     8,376         0           0         0
                                   -------    ------     -------    ------
      Total interest-earning
        assets                     168,398    53,225     107,565    84,657
                                   -------    ------     -------    ------
Non-interest checking                2,017         0           0         0
NOW accounts                        15,966         0           0         0
Passbooks                            3,210     2,870       8,753     5,602
Money market accounts                1,920     1,718       5,242     3,355
Certificates                       115,277    55,936     115,765    14,830
Federal Home Loan Bank advances     33,814     7,714       6,965    19,000
                                   -------    ------     -------    ------
      Total interest-bearing
        liabilities                172,204    68,238     136,725    42,787
                                   -------    ------     -------    ------
Interest-earning assets less
   interest-bearing liabilities   $ (3,806)  (15,013)    (29,160)   41,870
                                   =======    ======      ======    ======
Cumulative interest-rate
   sensitivity gap                $ (3,806)  (18,819)    (47,979)   (6,109)
                                   =======    ======      ======    ======
Cumulative interest-rate gap as a
   percentage of total assets at
   March 31, 1996                    (0.72)%   (3.55)%     (9.06)%   (1.15)%
                                   =======    ======      =======    ======
Cumulative interest-rate gap as a
   percentage of interest-earning
   assets at December 31, 1995       (1.07)    (7.53)
                                   =======    ======
Cumulative interest-rate gap as a
   percentage of interest-earning
   assets at December 31, 1994       (2.47)    (2.26)
                                   =======    ======
                                               Maturing or Repricing
                                         -------------------------------------

                                           Over 5      No Stated
(DOLLARS IN THOUSANDS)                     Years       Maturity       Total
- - ------------------------------------------------------------------------------
Securities available for sale:
   Mortgage-backed and
      related securities<F1>             $ 26,621            0      164,340
   Other marketable securities                  0        8,502       32,793
Securities held to maturity:
   Mortgage-backed and
      related securities<F1>                  610            0       14,115
   Other marketable securities                  0            0        3,227
Loans receivable, net<F1><F2>
   Fixed rate one-to-four
     family<F3>                            80,925            0      213,863
   Adjustable rate
     one-to-four family<F3>                     0            0       70,532
   Multi family                                 0            0           59
   Fixed rate commercial
     real estate                              501            0        1,764
   Adjustable rate commercial
      real estate                               0            0        7,176
   Commercial business                         79            0          954
   Consumer loans                           1,690            0       15,574
Federal Home Loan Bank stock                    0        3,802        3,802
Cash equivalents                                0            0        8,376
                                          -------       ------      -------
      Total interest-earning
        assets                            110,426       12,304      536,575
                                          -------       ------      -------
Non-interest checking                           0            0        2,017
NOW accounts                                    0            0       15,966
Passbooks                                   9,959            0       30,394
Money market accounts                       5,964            0       18,199
Certificates                                    9            0      301,817
Federal Home Loan Bank advances             5,000            0       72,493
                                          -------      -------      -------
      Total interest-bearing
        liabilities                        20,932            0      440,886
                                          -------      -------      -------
Interest-earning assets less
   interest-bearing liabilities          $ 89,494       12,304       95,689
                                          =======      =======      =======
Cumulative interest-rate
   sensitivity gap                       $ 83,385       95,689       95,689
                                          =======      =======      =======
Cumulative interest-rate gap as a
   percentage of total assets at
   March 31, 1996                           15.74%       18.07%       18.07%
                                            =====        =====        =====
Cumulative interest-rate gap as a
   percentage of interest-earning assets
   at December 31, 1995
Cumulative interest-rate gap as a
   percentage of interest-earning assets
   at December 31, 1994

<F1>Schedule prepared based upon the earlier of contractual maturity or repricing date, if applicable, adjusted for scheduled repayments of principal and projected prepayments of principal based upon experience.
<F2>Loans receivable are presented net of loans in process and deferred loan fees.
<F3>Construction and development loans are all one-to-four family loans and therefore have been included in the fixed rate one-to-four family and adjustable rate one-to-four family lines.

The preceding table was prepared utilizing the following assumptions regarding prepayment and decay ratios which were determined by management based upon their review of historical prepayment speeds and future prepayment projections.
Fixed rate loans were assumed to prepay at annual rates of between 5% to 24%, depending on the coupon and period to maturity. ARMs were assumed to prepay at annual rates of between 3% and 12%, depending on coupon and the period to maturity. Growing Equity Mortgage (GEM) loans were assumed to prepay at annual rates of between 8% and 27% depending on the coupon and the period to maturity.
Mortgage-backed securities and Collateralized Mortgage Obligations (CMOs) were projected to have prepayments based upon the underlying collateral securing the instrument. Certificate accounts were assumed not to be withdrawn until maturity. Passbook and money market accounts were assumed to decay at an annual rate of 20%.

Certain shortcomings are inherent in the method of analysis presented in the foregoing table. Although certain assets and liabilities may have similar maturities and periods of repricing, they may react in different degrees to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as adjustable-rate mortgages, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the foregoing table. The ability of many borrowers to service their debt may decrease in the event of an interest rate increase.

                               HMN FINANCIAL, INC.

                          PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings.

          None.

ITEM 2.   Changes in Securities.

          Not applicable

ITEM 3.   Defaults Upon Senior Securities.

          Not applicable.

ITEM 4.   Submission of Matters to a Vote of Security Holders.

          None.

ITEM 5.   Other Information.

          None.

ITEM 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.  See Index to Exhibits on page 19 of this report.

          (b)  Reports on Form 8-K.  A current report on Form 8-K was filed on
               February 9, 1996, to report the intent to repurchase 121,715 shares of HMN's
               common stock.
                                   17


                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   HMN FINANCIAL, INC.
                                   Registrant


Date: May 10, 1996                 /s/ Roger P. Weise
                                   -------------------

                                   Roger P. Weise,
                                   Chairman, President and
                                   Chief Executive Officer
                                   (Duly Authorized Officer)


Date: May 10, 1996                 /s/ James B. Gardner
                                   ---------------------
                                   James B. Gardner,
                                   Executive Vice President
                                   (Principal Financial Officer)

                               HMN FINANCIAL, INC.

                                INDEX TO EXHIBITS
                                  FOR FORM 10-Q



Exhibit                                              Sequentially
Number                Description                   Numbered Page
- - -------               -----------                   -------------

  11      Computation of Earnings Per Common Share         21

  27      Financial Data Schedule                          23

                                    19