Form 10-Q
period 1996-06-30
HMN FINANCIAL INC
filed 1996-08-12
CIK 921183

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
              ------------------------------------

                          FORM 10-Q

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1996

                             OR

/  / TRANSITION REPORT PURSUANT TO SECTION 13 OF 15 (d) FOR THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to _________

                Commission File Number 0-24100

                     HMN FINANCIAL, INC.
    (Exact name of Registrant as specified in its Charter)

           DELAWARE                        41-1777397
(State or other jurisdiction of         (I.R.S. Employer
 incorporation or organization)       Identification Number)

 101 North Broadway, Spring Valley, Minnesota     55975-0231
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
     Yes  /X/  No / /

Indicate the number of shares outstanding of each of the issuer's common stock as of the latest practicable date.

            Class                   Outstanding at August 6, 1996
Common stock, .01 par value                     4,673,340

              This Form 10-Q consists of 87 pages.
               The exhibit index is on page 19.

                       HMN FINANCIAL, INC.

                             CONTENTS

PART I - FINANCIAL INFORMATION
                                                                Page
                                                                ----
     Item 1:  Financial Statements (unaudited)

               Consolidated Balance Sheets at
               June 30, 1996 and December 31, 1995               3

               Consolidated Statements of Income for the
               Three Months Ended and Six Months Ended
               June 30, 1996 and 1995                            4

               Consolidated Statement of Stockholders' Equity
               for the Six Month Period Ended June 30, 1996      5

               Consolidated Statements of Cash Flows for
               the Six Months Ended June 30, 1996 and 1995       6

               Notes to Consolidated Financial Statements       7-10

     Item 2:  Management's Discussion and Analysis of Financial
               Condition and Results of Operations              11-15

PART II - OTHER INFORMATION

     Item 1:  Legal Proceedings                                 16

     Item 2:  Changes in Securities                             16

     Item 3:  Defaults Upon Senior Securities                   16

     Item 4:  Submission of Matters to a Vote of Security
              Holders                                          16-17

     Item 5:  Other Information                                  17

     Item 6:  Exhibits and Reports on Form 8-K, Form 10-C
              and Form 11-K                                      17

    Signatures                                                   18

              PART I - FINANCIAL STATEMENTS

                      HMN FINANCIAL, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (unaudited)

               ASSETS                     June 30,   December 31,
                                            1996         1995
                                        ------------------------
Cash and cash equivalents               $ 5,942,504    4,334,694
Securities available for sale:
   Mortgage-backed and related securities
     (amortized cost $151,722,163 and
      $158,517,548)                     148,705,801  158,416,201
   Other marketable securities
     (amortized cost $41,173,928 and
      $32,247,959)                       40,441,555   31,903,566
                                        -----------  -----------
                                        189,147,356  190,319,767
                                        ===========  ===========
Securities held to maturity:
   Mortgage-backed and related securities
      (estimated market value
       $13,952,026 and $13,931,879)      13,834,625   13,744,063
   Other marketable securities
      (estimated market value $996,540
       and $3,224,263)                      999,343    3,227,729
                                        -----------  -----------
                                         14,833,968   16,971,792
                                        ===========  ===========
Loans receivable, net                   331,649,722  314,850,684
Federal Home Loan Bank stock, at cost     5,157,900    3,801,900
Real estate, net                            153,122      279,851
Premises and equipment, net               3,547,124    3,645,536
Accrued interest receivable               3,425,342    3,381,507
Deferred income taxes                       635,326            0
Prepaid expenses and other assets           486,959      362,928
                                        -----------  -----------
      Total assets                   $  554,979,323  537,948,659
                                        ===========  ===========
     LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                             $  363,194,751  373,539,468
Federal Home Loan Bank advances         101,053,053   68,876,978
Accrued interest payable                  1,717,330    1,562,347
Advance payments by borrowers for
  taxes and insurance                       517,502      550,990
Accrued expenses and other liabilities    1,233,906    1,732,193
                                        -----------  -----------
      Total liabilities                 467,716,542  446,261,976
                                        ===========  ===========
Commitments and contingencies
Stockholders' equity:
   Serial preferred stock: authorized
     500,000 shares; issued and
     outstanding none                             0            0
   Common stock ($.01 par value):
     authorized 7,000,000 shares;
     issued 6,085,775 shares                 60,858       60,858
   Additional paid-in capital            59,348,005   59,285,581
   Retained earnings, subject to
     certain restrictions                53,490,813   50,371,038
   Net unrealized loss on securities
     available for sale                  (2,231,697)    (265,358)
   Unearned employee stock ownership
     plan shares                         (5,137,310)  (5,336,150)
   Unearned compensation restricted
     stock awards                          (933,605)  (1,050,305)
   Treasury stock, shares at cost
     1,164,575 and 783,850              (17,334,283) (11,378,981)
                                        -----------  -----------
      Total stockholders' equity         87,262,781   91,686,683
                                        -----------  -----------
    Total liabilities and stockholders'
      equity                          $ 554,979,323  537,948,659
                                        ===========  ===========

See accompanying notes to consolidated financial statements.

              HMN FINANCIAL, INC. AND SUBSIDIARIES
               Consolidated Statements of Income
                          (unaudited)

                                            Three Months Ended
                                                 June 30,
                                             1996         1995
                                           ---------------------
Interest Income:
   Loans receivable                     $  6,409,310   5,727,836
   Securities available for sale:
     Mortgage-backed and related           2,527,670   2,598,254
     Other marketable                        580,897     828,629
   Securities held to maturity:
     Mortgage-backed and related             256,754     163,004
     Other marketable                         32,405     125,210
   Cash equivalents                           62,086     132,915
   Other                                      74,648      59,919
                                           ---------   ---------
      Total interest income                9,943,770   9,635,767
                                           ---------   ---------
Interest expense:
   Deposits                                4,720,966   4,630,653
   Federal Home Loan Bank advances         1,227,662   1,025,995
                                           ---------   ---------
      Total interest expense               5,948,628   5,656,648
                                           ---------   ---------
           Net interest income             3,995,142   3,979,119
Provision for loan losses                     75,000      75,000
                                           ---------   ---------
           Net interest income after
             provision for loan losses     3,920,142   3,904,119
                                           ---------   ---------
Non-interest income:
   Fees and service charges                   81,855      79,342
   Securities gains (losses), net            268,487      (5,190)
   Gain on sales of loans                      1,135      76,951
   Other                                     133,533      30,007
                                           ---------   ---------
      Total non-interest income              485,010     181,110
                                           ---------   ---------
Non-interest expense:
   Compensation and benefits               1,099,123     977,992
   Occupancy                                 195,363     186,298
   Federal deposit insurance premiums        214,864     198,474
   Advertising                                79,354      66,650
   Data processing                           120,743     120,902
   Other                                     274,789     287,016
                                           ---------   ---------
      Total non-interest expense           1,984,236   1,837,332
                                           ---------   ---------
      Income before income tax expense     2,420,916   2,247,897
Income tax expense                           887,832     842,425
                                           ---------   ---------
      Net income                         $ 1,533,084   1,405,472
                                           =========   =========
Earnings per common share and common
  share equivalents                      $      0.34        0.27
                                           =========   =========
                                              Six Months Ended
                                                  June 30,
                                             1996         1995
                                          ----------------------
Interest Income:
   Loans receivable                      $12,548,056  11,182,650
   Securities available for sale:
     Mortgage-backed and related           5,301,360   5,255,555
     Other marketable                        985,741   1,377,378
   Securities held to maturity:
     Mortgage-backed and related             523,777     292,827
     Other marketable                         75,853     250,963
   Cash equivalents                          165,804     272,511
   Other                                     138,630     112,368
                                          ----------  ----------
      Total interest income               19,739,221  18,744,252
                                          ----------  ----------
Interest expense:
   Deposits                                9,539,249   8,917,227
   Federal Home Loan Bank advances         2,289,523   1,860,776
                                          ----------  ----------
      Total interest expense              11,828,772  10,778,003
                                          ----------  ----------
           Net interest income             7,910,449   7,966,249
Provision for loan losses                    150,000     150,000
                                          ----------  ----------
           Net interest income after
             provision for loan losses     7,760,449   7,816,249
                                          ----------  ----------
Non-interest income:
   Fees and service charges                  159,371     153,133
   Securities gains (losses), net            769,037     (11,867)
   Gain on sales of loans                      7,084      76,951
   Other                                     250,922      66,864
                                          ----------  ----------
      Total non-interest income            1,186,414     285,081
                                          ----------  ----------
Non-interest expense:
   Compensation and benefits               2,205,118   1,937,821
   Occupancy                                 392,145     365,857
   Federal deposit insurance premiums        424,656     396,947
   Advertising                               152,039     138,138
   Data processing                           249,196     243,682
   Other                                     543,902     566,220
                                          ----------  ----------
      Total non-interest expense           3,967,056   3,648,665
                                          ----------  ----------
      Income before income tax expense     4,979,807   4,452,665
Income tax expense                         1,860,032   1,683,768
                                          ----------  ----------
      Net income                         $ 3,119,775   2,768,897
                                          ==========  ==========
Earnings per common share and common
  share equivalents                      $      0.67        0.52
                                          ==========  ==========

See accompanying notes to consolidated financial statements.

                       HMN FINANCIAL, INC. AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity
                  For the Six Month Period Ended June 30, 1996
                                   (unaudited)

                                                                  Net
                                                               Unrealized
                                                               (Loss) on
                                   Additional                 Securities
                          Common    Paid-in      Retained    Available for
                          Stock     Capital      Earnings        Sale
                       ------------------------------------------------------
Balance,
December 31, 1995       $ 60,858  59,285,581    50,371,038    (265,358)
   Net income                                    3,119,775
  Change in unrealized
  loss on securities
  available for sale                                        (1,966,339)
  Treasury stock
  purchases
  Amortization of
  restricted stock awards
  Earned employee stock
  ownership plan shares               62,424
                        -------   ----------   ----------   ----------
Balance, June 30, 1996 $ 60,858   59,348,005   53,490,813   (2,231,697)
                        =======   ==========   ==========   ==========

                        Unearned
                         Shares
                        Employee     Unearned
                         Stock     Compensation                  Total
                       Ownership     Restricted    Treasury   Stockholders'
                         Plan       Stock Awards    Stock       Equity
                       ------------------------------------------------------
Balance,
December 31, 1995      $(5,336,150) (1,050,305)  (11,378,981)  91,686,683
   Net income                                                   3,119,775
  Change in unrealized
  loss on securities
  available for sale                                           (1,966,339)
  Treasury stock
  purchases                                        (5,955,302) (5,955,302)
  Amortization of
  restricted stock awards              116,700                    116,700
  Earned employee stock
  ownership plan shares    198,840                                261,264
                         ---------  -----------   ----------   ----------
Balance, June 30, 1996 $(5,137,310)   (933,605)  (17,334,283)  87,262,781
                         =========  ===========   ==========   ==========

See accompanying notes to consolidated financial statements.

                      HMN FINANCIAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                          Six Months Ended
                                                              June 30,
                                                         1996          1995
                                                     ------------------------
Cash flows from operating activities:
   Net income                                       $ 3,119,775     2,768,897
   Adjustments to reconcile net income to
     cash provided by operating activities:
     Provision for loan losses                          150,000       150,000
     Depreciation                                       181,971       171,376
     Amortization of (discounts) premiums, net          (16,163)       32,696
     Amortization of deferred loan fees                (229,289)     (288,648)
     Provision for deferred income taxes                147,562       204,389
     Securities (gains) losses, net                    (774,273)       11,867
     Gain on sales of real estate                       (39,100)       (5,958)
     Gain on sales of loans                              (7,084)      (76,951)
     Proceeds from sales of loans originated for sale   362,070             0
     Amortization of restricted stock awards            116,700             0
     Amortization of unearned ESOP shares               198,840       204,850
     Earned employee stock ownership shares priced
       above original cost                               62,424        33,941
     Increase in accrued interest receivable            (43,835)     (533,024)
     Increase in accrued interest payable               154,983       736,953
     Increase in other assets                          (124,031)     (175,822)
     Increase (decrease) in other liabilities            55,481      (422,242)
     Other, net                                         (26,994)       (3,517)
                                                      ---------     ---------
       Net cash provided by operating activities      3,289,037     2,808,807
                                                      ---------     ---------
Cash flows from investing activities:
   Proceeds from sales of securities available
     for sale                                        49,480,583    31,993,334
   Principal collected on securities available
     for sale                                         6,740,657     6,218,086
   Proceeds collected on maturity of securities
     available for sale                               5,500,000       700,000
   Purchases of securities available for sale       (53,439,412)  (44,065,239)
   Principal collected on securities held
     to maturity                                        863,649       480,290
   Proceeds collected on maturity of securities
     held to maturity                                 2,000,000     1,000,000
   Purchase of securities held to maturity             (709,765)   (5,067,445)
   Proceeds from sales of loans receivable              154,612     3,038,421
   Purchase of Federal Home Loan Bank stock          (1,356,000)     (685,100)
   Net increase in loans receivable                 (27,035,570)  (19,582,860)
   Proceeds from sale of real estate                    361,010       110,929
   Purchases of premises and equipment                  (83,559)     (352,980)
                                                     ----------    ----------
      Net cash used by investing activities         (17,523,795)  (26,212,564)
                                                     ----------    ----------
Cash flows from financing activities:
   (Decrease) increase in deposits                  (10,344,717)   10,269,742
   Purchase of treasury stock                        (5,955,302)   (4,040,125)
   Proceeds from Federal Home Loan Bank advances     45,700,000    25,000,000
   Repayment of Federal Home Loan Bank advances     (13,523,925)   (7,368,326)
   (Decrease) increase in advance payments by
     borrowers for taxes and insurance                  (33,488)        3,047
                                                     ----------    ----------
      Net cash provided by financing activities      15,842,568    23,864,338
                                                     ----------    ----------
      Increase in cash and cash equivalents           1,607,810       460,581
Cash and cash equivalents, beginning of period        4,334,694    12,097,156
                                                     ----------    ----------
Cash and cash equivalents, end of period          $   5,942,504    12,557,737
                                                     ==========    ==========
Supplemental cash flow disclosures:
   Cash paid for interest                         $  11,673,789    10,041,500
   Cash paid for income taxes                         1,780,833     1,358,000
Supplemental noncash flow disclosures:
   Loans securitized and transferred to
     securities available for sale                $   9,694,418             0
   Transfer of loans to real estate                     168,187       115,814
   Securities purchased with liability due
     to broker                                                0     6,575,656

See accompanying notes to consolidated financial statements.

                    HMN FINANCIAL, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements
                                  (unaudited)

                           June 30, 1996 and 1995

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

(2)  BASIS OF PREPARATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of stockholders' equity and consolidated statements of cash flows in conformity with generally accepted accounting principles. The information under the heading "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" is written with the presumption that the users of the interim financial statements have read or have access to the most recent Annual Report on Form 10-K of HMN Financial, Inc., which contains the latest audited financial statements and notes thereto, together with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" as of December 31, 1995 and for the year then ended. All adjustments consisting of only normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included and all significant intercompany accounts and transactions have been eliminated in consolidation. The statements of income for the three month and six month periods ended June 30, 1996 are not necessarily indicative of the results which may be expected for the entire year.

Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform with the current period presentation.

(3)  NEW ACCOUNTING STANDARDS

In June 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 125, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Under the financial-components approach, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and derecognizes financial assets it no longer controls and liabilities that have been extinguished. The financial-components approach focuses on the assets and liabilities that exist after the transfer. Many of these assets and liabilities are components of financial assets that existed prior to the transfer. If a transfer does not meet the criteria for a sale, the transfer is accounted for as a secured borrowing with pledge of collateral. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996, and must be applied prospectively. Management is currently studying the effect of adopting SFAS No. 125.

(4)  EARNINGS PER SHARE

Earnings per common share and common share equivalent for the three months ended June 30, 1996 and 1995 were computed by dividing net income for each period ($1,533,084 and $1,405,472 respectively) by the weighted average common shares and common share equivalents outstanding (4,580,792 and 5,234,242, respectively) during each period. Earnings per common share and common share equivalent for the six months ended June 30, 1996 and 1995 were computed by dividing net income for each period ($3,119,775 and $2,768,897, respectively) by the weighted average common shares and common share equivalents outstanding (4,673,506 and 5,348,554, respectively) during each period.

(5)  REGULATORY CAPITAL REQUIREMENTS

At June 30, 1996, the Bank met each of the three current minimum regulatory capital requirements. The following table summarizes the Bank's regulatory capital position at June 30, 1996:


                           Amount            Percent<F1>
                          --------          ---------
                             (Dollars in Thousands)
     Tangible Capital:
       Actual              $70,943            13.10%
       Required              8,124             1.50
                            ------            -----
       Excess              $62,819            11.60%
                            ======            =====

     Core Capital:
       Actual              $70,943            13.10%
       Required<F2>         16,248             3.00
                            ------            -----
       Excess              $54,695            10.10%
                            ======            =====

     Risk-Based Capital:
       Actual              $73,221            32.81%
       Required<F3><F4>     17,853             8.00
                            ------            -----
       Excess              $55,368            24.81%
                            ======            =====

<F1> Tangible and core capital levels are shown as a percentage of total adjusted assets; risk-based capital levels are shown as a percentage of risk-weighted assets.
<F2> In April 1991, the OTS proposed a core capital requirement for savings associations comparable to the requirement for national banks that became effective on December 31, 1990. This core capital ratio is 3% of total adjusted assets for thrifts that receive the highest supervisory rating for safety and soundness ("CAMEL" rating), with a 4% to 5% core capital requirement for all other thrifts.
<F3> Calculated based on the OTS requirement of 8% of risk-weighted assets.
<F4> Beginning March 31, 1995, a savings institution whose interest rate risk("IRR") exposure (as calculated under OTS guidelines) exceeds 2% of total assets may be required to deduct an IRR component in calculating its total capital for purposes of determining whether it meets the risk-based capital requirement. The IRR component is an amount equal to one-half of the difference between measured IRR and 2%, multiplied by the estimated economic value of its total assets. Based on the Bank's interest rate risk position at March 31, 1996, the latest date for which such information is available, this rule would require an $8.5 million deduction from the Bank's capital for purposes of calculating risk-based capital. The OTS currently does not require the IRR component to be deducted from the risk-based capital calculation but may require the deduction in accessing the Bank's individual capital requirements at some time in the future.

(6)  STOCKHOLDERS' EQUITY AND STOCK CONVERSION

HMN was incorporated for the purpose of becoming the savings and loan holding company of the Bank in connection with the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank, pursuant to a Plan of Conversion adopted on February 10, 1994.  HMN commenced on May 23,
1994, a Subscription and Community Offering (the Offering) of its shares in connection with the conversion of the Bank. The Offering was closed on June
22, 1994, and the conversion was consummated on June 29, 1994, with the issuance of 6,085,775 shares of HMN's common stock at a price of $10 per share.
Total proceeds from the conversion of $59,178,342 net of costs relating to the conversion of $1,679,408, have been recorded as common stock and additional paid-in capital. HMN received all of the capital stock of the Bank in exchange for 50% of the net proceeds of the conversion.

During 1996, with Board authorization and approval from the Office of Thrift
Supervision (OTS), HMN purchased a total of 380,725 shares of its own common stock from the open market for $5,955,302. All shares were placed in treasury stock.



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

NET INCOME

HMN's net income for the second quarter of 1996 was $1.5 million, or $0.34 per share compared to net income for the same quarter of 1995 of $1.4 million, or $0.27 per share. Net income increased by $128,000, or 9.1%, principally due to an increase of $274,000 in net security gains which was partially offset by an increase of $121,000 in compensation and benefit expenses. Earnings per share for the second quarter of 1996 increased $0.07, or 26%, due to the increased earnings and the repurchase of HMN's own common stock in the open market. Net income for the six month period ended June 30, 1996 compared to the same period of 1995 increased by $351,000, or 12.7%, principally due to an increase of $781,000 in net security gains which was partially offset by an increase of $267,000 in compensation and benefit expenses.

NET INTEREST INCOME

Net interest income was $4.0 million for both the second quarter of 1996 and the second quarter of 1995. HMN has been purchasing its own stock in the open market at an average price that is less than its current book value. The balance sheet impact of the stock repurchase program has been to reduce equity and replace it with additional advances and/or deposit growth. Comparing the three month period ended June 30, 1996 to the same three month period in 1995, average interest-
earning assets increased by $16.2 million due primarily to loan purchases and average interest-bearing liabilities increased by $24.9 million due to advances and deposit growth.  The changes caused interest income for the three months ended June 30, 1996, adjusted for interest rate changes, to increase by
$308,000 for the same period in 1995, and interest expense for the three months ended June 30, 1996, adjusted for interest rate changes, to increase by
$292,000 for the same period in 1995.   Net interest income for the six months
ended June 30, 1996 was $7.91 million, a decrease of $56,000, or 0.7%, from
$7.97 million for the six months ended June 30, 1995.  Comparing the six month period ended June 30, 1996 to the same six month period in 1995, average interest-earning assets increased by $21.8 million due primarily to loan purchases and average interest-bearing liabilities increased by $29.2 million due to advances and deposit growth.  As a result of the changes, interest income for the first six months of 1996, adjusted for interest rate changes, increased by $995,000 for the same period in 1995 and interest expense for the first six months of 1996, adjusted for interest rate changes, increased by
$1,051,000 for the same period in 1995.

Net interest margin was 2.98%, 2.97%, 2.94%, 2.98% and 3.05%, respectively for the quarters ended June 30, 1996, March 31, 1996, December 31, 1995, September
30, 1995 and June 30, 1995.  Based upon the current interest rate environment
HMN expects the net interest margin to flatten or slightly decline in at least the near term.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the second quarter of 1996 and 1995 was $75,000. The provision for loan losses for the six months ended June 30, 1996 and 1995 was $150,000. The provision is the result of management's evaluation of the loan portfolio, a historically low level of non-performing loans, minimal loan charge off experience, and its assessment of the general economic conditions in the geographic area where properties securing the loan portfolio are located. Management's evaluation did not reveal conditions that would cause it to increase the provision for loan losses during 1996 compared to 1995. Future economic conditions and other unknown factors will impact the need for future provisions for loan losses. As a result, no assurances can be given that increases in the allowance for loan losses will not be required during future periods.

A reconciliation of HMN's allowance for loan losses is summarized as follows:

                                  1996              1995
                               ----------        ----------
     Balance at January 1,    $ 2,190,664         1,893,143
     Provision                    150,000           150,000
     Charge-offs                   (1,216)           (1,034)
     Recoveries                        23                67
                               ----------        ----------
     Balance at June 30,      $ 2,339,471         2,042,176
                               ==========        ==========

NON-INTEREST INCOME

Non-interest income was $485,000 for the second quarter of 1996, an increase of $304,000, or 168%, compared to $181,000 for the second quarter of 1995. The increase was principally due to a $274,000 increase in gain on the sale of securities, a $33,000 increase in commissions earned on the sale of uninsured products and a

$71,000 increase in other income which was partially offset by a $76,000 decrease in gain on sale of loans. During 1996 fixed rate and floating rate collateralized mortgage obligation securities (CMOs) and other securities were sold in order to assist in funding the purchase and origination of loans and to change the interest rate risk profile of the available for sale security
portfolio.   Non-interest income for the six months ended June 30, 1996 was
$1.2 million, an increase of $901,000, or 316%, compared to $285,000 for the six months ended June 30, 1995. The increase was principally due to a $781,000 increase in gain on the sale of securities, a $69,000 increase in commissions earned on the sale of uninsured products and a $115,000 increase in other income which was partially offset by a $70,000 decrease in gain on sale of loans.

NON-INTEREST EXPENSE

Non-interest expense was $1.98 million for the second quarter of 1996, an increase of $147,000, or 8%, from $1.84 million for the second quarter of 1995. The majority of the increase in non-interest expense between the two quarters was due to a $121,000, or 12.4%, increase in compensation and benefits and was the result of adding new employees, normal merit and salary increases and the impact of awards granted under the Recognition and Retention Plan adopted in June of 1995. Non-interest expense for the six months ended June 30, 1996 was $3.967 million, an increase of $318,000, or 8.7%, from $3.649 million for the six months ended June 30, 1995. The principal cause for the increase in non-interest expense between the two periods was due to a $267,000, or 13.8%, increase in compensation and benefits expense and was the result of adding new employees, normal merit and salary increases and the impact of awards granted under the Recognition and Retention Plan adopted in June of 1995.

INCOME TAX EXPENSE

Income tax expense was $888,000 for the second quarter of 1996, an increase of $45,000, or 5.4%, from $842,000 for the second quarter of 1995 and is primarily due to an increase in taxable income between the two periods. Income tax expense for the six months ended June 30, 1996 was $1.9 million, an increase of $176,000, or 10.5%, from $1.7 million for the same period in 1995 primarily due to an increase in taxable income.

FINANCIAL CONDITION AND LIQUIDITY

For the six months ended June 30, 1996 the net cash provided from operating activities was $3.3 million, net cash used for investing activities was $17.5 million and net cash provided by financing activities was $15.8 million. HMN had $49.5 million in proceeds from the sale of securities and it collected another $15.1 million from principal payments and the maturity of securities. HMN purchased $54.1 million of securities during 1996. HMN purchased or originated additional net loans of $27.0 million and had $517,000 of proceeds from the sale of loans. During 1996 deposits decreased by $10.3 million which was offset by net additional borrowing from the FHLB of $32.2 million. HMN also repurchased 380,725 shares of its own common stock for $5.955 million during 1996. During July of 1996, HMN completed the purchase of another 240,060 shares of its own common stock in the open market.

HMN has certificates of deposit with outstanding balances of $155.8 million that mature from July of 1996 through June 30, 1997. Based upon past experience management anticipates that the majority of the deposits will renew for another term with the Bank. Any deposits which do not renew will be replaced with deposits from other customers, or funded with advances from the Federal Home Loan Bank, or will be funded through the sale of securities. Management does not anticipate that it will have a liquidity problem with the deposit maturities.

NON-PERFORMING ASSETS

The following table sets forth the amounts and categories of non-performing assets in the Bank's portfolio at June 30, 1996 and December 31, 1995.

                                                June 30,     December 31,
                                                 1996          1995
                                              ----------    ----------
                                                 (Dollars in Thousands)
     Non-Accruing Loans
         One-to-four family real estate        $   20         $   196
         Nonresidential real estate               169              85
         Commercial business                      116             128
         Consumer                                  10              32
                                                 ----            ----
         Total                                    315             441
                                                 ----            ----

     Restructured loans                            35              94

     Foreclosed Assets
         Real estate:
            One-to-four family                    173             315
                                                 ----            ----
               Total non-performing assets     $  523         $   850
                                                 ====            ====
     Total as a percentage of total assets       0.09 %          0.16 %
                                                 ====            ====
     Total non-performing loans                $  350         $   535
                                                 ====            ====
     Total as a percentage of total loans
       receivable, net                           0.11 %          0.17 %
                                                 ====            ====

Total non-performing assets at June 30, 1996 were $523,000, a decrease of $327,000, or 38.5%, from $850,000 at December 31, 1995. The decrease was the result of principal payments received as a result of the sale of properties or loans being brought current through collection efforts.

ASSET/LIABILITY MANAGEMENT

HMN continues to focus its fixed-rate one-to-four family residential loan program on loans with contractual terms of 20 years or less. HMN also originates and purchases adjustable rate mortgages which have initial fixed rate terms of one to five years and then adjust annually each year thereafter.

Refer to page 15 for table.

The following table sets forth the interest rate sensitivity of HMN's assets and liabilities at June 30, 1996, using certain assumptions that are described in more detail below:

                                       Maturing or Repricing
                                       ---------------------
                                             Over 6
                                 6 Months   Months to   Over 1-3   Over 3-5
(DOLLARS IN THOUSANDS)           or Less    One Year     Years       Years
- -------------------------------------------------------------------------------
Securities available for sale:
   Mortgage-backed and
      related securities<F1>    $ 64,704     5,129       17,728     28,256
   Other marketable securities    22,741     4,340        5,700      1,004
Securities held to maturity:
   Mortgage-backed and
      related securities<F1>       8,868     2,926          881        595
   Other marketable securities         0       999            0          0
Loans receivable, net<F1><F2>
   Fixed rate one-to-four
     family<F3>                   18,960    17,308       57,445     40,968
   Adjustable rate
     one-to-four family<F3>       20,681    32,707       18,447     16,493
   Multi family                        6         4           48          0
   Fixed rate commercial
     real estate                     216       185          578        336
   Adjustable rate commercial
      real estate                  5,034     2,087            0          0
   Commercial business               307       158          293        131
   Consumer loans                  9,924     1,452        2,925      1,352
Federal Home Loan Bank stock           0         0            0          0
Cash equivalents                   4,942         0            0          0
                                 -------    ------      -------     ------
      Total interest-earning
        assets                   156,383    67,295      104,045     89,135
                                 -------    ------      -------     ------
Non-interest checking              2,228         0            0          0
NOW accounts                      15,804         0            0          0
Passbooks                          3,246     2,904        8,854      5,667
Money market accounts              1,814     1,622        4,947      3,166
Certificates                     101,145    54,669      124,550     16,868
Federal Home Loan Bank advances   64,731       714       11,608     19,000
                                 -------    ------      -------     ------
      Total interest-bearing
        liabilities              188,968    59,909      149,959     44,701
                                 -------    ------      -------     ------
Interest-earning assets less
   interest-bearing liabilities $(32,585)    7,386      (45,914)    44,434
                                 =======    ======      =======     ======
Cumulative interest-rate
   sensitivity gap              $(32,585)  (25,199)     (71,113)   (26,679)
                                 =======    ======      =======     ======
Cumulative interest-rate gap as a
   percentage of total assets at
   June 30, 1996                   (5.87)    (4.54)      (12.81)     (4.81)
                                 =======    ======      =======     ======
Cumulative interest-rate gap as a
   percentage of interest-earning
   assets at December 31, 1995     (1.07)    (7.53)
                                 =======    ======
Cumulative interest-rate gap as a
   percentage of interest-earning
   assets at December 31, 1994     (2.47)    (2.26)
                                 =======    ======


                                       Over 5       No Stated
(DOLLARS IN THOUSANDS)                  Years       Maturity       Total
- ----------------------------------------------------------------------------
Securities available for sale:
   Mortgage-backed and
      related securities<F1>           35,905          0        151,722
   Other marketable securities              0      7,389         41,174
Securities held to maturity:
   Mortgage-backed and
      related securities<F1>              565          0         13,835
   Other marketable securities              0          0            999
Loans receivable, net<F1><F2>
   Fixed rate one-to-four family<F3>   82,788          0        217,469
   Adjustable rate
     one-to-four family<F3>               412        644         89,384
   Multi family                             0          0             58
   Fixed rate commercial real estate      541          0          1,856
   Adjustable rate commercial
      real estate                           0          0          7,121
   Commercial business                     75          0            964
   Consumer loans                       1,484          0         17,137
Federal Home Loan Bank stock                0      5,158          5,158
Cash equivalents                            0          0          4,942
                                      -------    -------        -------
      Total interest-earning assets   121,770     13,191        551,819
                                      -------    -------        -------
  Non-interest checking                     0          0          2,228
NOW accounts                                0          0         15,804
Passbooks                              10,074          0         30,745
Money market accounts                   5,628          0         17,177
Certificates                                9          0        297,241
Federal Home Loan Bank advances         5,000          0        101,053
                                      -------     ------        -------
      Total interest-bearing
         liabilities                   20,711          0        464,248
                                      -------     ------        -------
Interest-earning assets less
   interest-bearing liabilities       101,059     13,191         87,571
                                      =======     ======        =======
Cumulative interest-rate
   sensitivity gap                     74,380     87,571         87,571
                                      =======     ======        =======
Cumulative interest-rate gap as a
   percentage of total assets at
   June 30, 1996                        13.40      15.78          15.78 %
                                      =======     ======        =======
Cumulative interest-rate gap as a
   percentage of interest-earning assets
   at December 31, 1995
Cumulative interest-rate gap as a
   percentage of interest-earning assets
   at December 31, 1994

<F1> Schedule prepared based upon the earlier of contractual maturity or repricing date, if applicable, adjusted for scheduled repayments of principal and projected prepayments of principal based upon experience.
<F2> Loans receivable are presented net of loans in process and deferred loan fees.
<F3> Construction and development loans are all one-to-four family loans and therefore have been included in the fixed rate one-to-four family and adjustable rate one-to-four family lines.


                               HMN FINANCIAL, INC.
                           PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings.

          None.

ITEM 2.   Changes in Securities.

          Not applicable

ITEM 3.   Defaults Upon Senior Securities.

          Not applicable.

ITEM 4.   Submission of Matters to a Vote of Security Holders.

          The Second Annual Meeting of Stockholders of HMN Financial, Inc.
          (hereinafter referred to as "the Company") was held on April 23, 1996, at 10:00 a.m. at the Best Western Apache Hotel, located at 1517
          S.W. 16th Street, Rochester, Minnesota, pursuant to due notice.

          According to the certified list of stockholders which was presented at the Meeting, there were outstanding and entitled to vote at the Meeting, 5,180,210 shares of Common Stock of the Company.

          There were present at the Meeting in person or by proxy the holders of 4,476,499 shares of Common Stock of the Company constituting a quorum and more than a majority of the outstanding shares entitled to vote.

          The following is a record of the votes cast in the election of directors of the Company:

                                                                   Broker
                                      For     Vote Withheld       Non-Votes
                                   ---------  -------------       ---------
          James B. Gardner         4,433,957      42,542              ---

          Timothy P. Geisler       4,429,477      47,022              ---

          Accordingly, the individuals named above were declared to be duly elected directors of the Company for terms to expire in 1999, respectively.

          The following is a record of votes cast in respect of the proposal to ratify the appointment of KPMG Peat Marwick LLP as the Company's auditors for the fiscal year ending December 31, 1996.

                                              Percentage of Votes
                               Number               Actually
                              of Votes                Cast
                             ----------        ------------------
          FOR                4,456,230                99.5%

          AGAINST                2,325                 0.1%

          ABSTAIN               17,944                 0.4%


                                              Percentage of Votes
                               Number               Actually
                              of Votes                Cast
                             ----------        ------------------

          BROKER
          NON-VOTES                  0                 0.0%

          Accordingly, the proposal described above was declared to be duly adopted by the stockholders of the Company.

ITEM 5.   Other Information.

          (a)  Amendment #5 to the Home Federal Savings Bank 401(k) Plan.
          (b)  Amendment #6 to the Home Federal Savings Bank 401(k) Plan.
          (c)  Service Agreement for Home Federal Savings Bank Employee's
               Savings and Profit Sharing Plan.
          (d)  Trust Agreement between Home Federal Savings Bank and Mellon
               Bank, N.A.
          (e)  Adoption Agreement for Home Federal Savings Bank Employee's
               Savings and Profit Sharing Plan and Trust.
          (f)  Service Agreement for Home Federal Savings Bank Employee Stock
               Ownership Plan.

ITEM 6.   Exhibits and Reports on Form 8-K, Form 10-C and Form 11-K.

          (a)  Exhibits.  See Index to Exhibits on page 19 of this report.

          (b) Reports on Form 10-C. A current report on Form 10-C was filed on February 15, 1996, to report completion of the repurchase of 121,715 shares of HMN's common stock which occurred on February
               14, 1996.

          (c) Reports on Form 8-K. A current report on Form 8-K was filed on May 3, 1996, to report the intent to repurchase 259,010 shares of HMN's common stock.

          (d) Reports on Form 10-C. A current report on Form 10-C was filed on May 21, 1996, to report completion of the repurchase of 259,010 shares of HMN's common stock which occurred on May 20, 1996.

          (e) Reports on Form 11-K. An annual report on Form 11-K was filed on June 27, 1996, for the fiscal year ended December 31, 1995.

          (f) Reports on Form 8-K. A current report on Form 8-K was filed on June 27, 1996 to report the intent to repurchase 246,060 shares of HMN's common stock.

          (g) Reports on Form 10-C. A current report on Form 10-C was filed on July 15, 1996, to report completion of the repurchase of 246,060 shares of HMN's common stock which occurred on July 11, 1996.

          (h) Reports on Form 8-K. A current report on Form 8-K was filed on July 18, 1996, to report the Company's second quarter, semi-annual earnings.



                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HMN FINANCIAL, INC.
                                       Registrant


Date:   August 12, 1996                 /s/ Roger P. Weise

        --------------                 ----------------------
                                       Roger P. Weise,
                                       Chairman and Chief Executive Officer
                                       (Duly Authorized Officer)


Date:   August 12, 1996                 /s/ James B. Gardner
        --------------                 ----------------------
                                       James B. Gardner,
                                       Executive Vice President
                                       (Chief Financial Officer)





                               HMN FINANCIAL, INC.

                                INDEX TO EXHIBITS
                                  FOR FORM 10-Q




Exhibit                                                          Sequentially
Number                         Description                       Numbered Page
- ------                        -------------                     ---------------
    5a   Amendment #5 to the Home Federal Savings Bank 401(k) Plan.     20

    5b   Amendment #6 to the Home Federal Savings Bank 401(k) Plan.     21

    5c   Service Agreement for Home Federal Savings Bank Employee's
             Savings and Profit Sharing Plan.                           22

    5d   Trust Agreement between Home Federal Savings Bank and
             Mellon Bank, N.A.                                          23

    5e   Adoption Agreement for Home Federal Savings Bank Employee's
             Savings and Profit Sharing Plan and Trust.                 24

    5f   Service Agreement for Home Federal Savings Bank Employee
             Stock Ownership Plan.                                      25

   11    Computation of Earnings Per Common Share                       26

   27    Financial Data Schedule                                        27
