Form 10-Q
period 1996-09-30
HMN FINANCIAL INC
filed 1996-11-15
CIK 921183

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
           ------------------------------------------

                           FORM 10-Q

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1996

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
     Yes  /X/  No / /

Indicate the number of shares outstanding of each of the issuer's common stock as of the latest practicable date.

                 Class                   Outstanding at November 1, 1996
Common stock, .01 par value                         4,666,782

                  This Form 10-Q consists of 90 pages.
                    The exhibit index is on page 19.

                                        1
PAGE

                             HMN FINANCIAL, INC.

                                   CONTENTS

PART I - FINANCIAL INFORMATION
                                                                   Page
                                                                   ----
     Item 1:   Financial Statements (unaudited)

               Consolidated Balance Sheets at
               September 30, 1996 and December 31, 1995              3

               Consolidated Statements of Income for the
               Three Months Ended and Nine Months Ended
               September 30, 1996 and 1995                           4

               Consolidated Statement of Stockholders' Equity
               for the Nine Month Period Ended September 30, 1996    5

               Consolidated Statements of Cash Flows for
               the Nine Months Ended September 30, 1996 and 1995     6

               Notes to Consolidated Financial Statements            7-10

     Item 2:   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                   11-16

PART II - OTHER INFORMATION

     Item 1:   Legal Proceedings                                     17

     Item 2:   Changes in Securities                                 17

     Item 3:   Defaults Upon Senior Securities                       17

     Item 4:   Submission of Matters to a Vote of Security Holders   17

     Item 5:   Other Information                                     17

     Item 6:   Exhibits and Reports on Form 8-K                      17

     Signatures                                                      18

                                  2
PAGE

PART I - FINANCIAL INFORMATION
ITEM 1.   Financial Statements

                     HMN FINANCIAL, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                 (unaudited)

                                             September 30,    December 31,
              ASSETS                             1996              1995
                                          -----------------------------------
Cash and cash equivalents                  $   17,396,371            4,334,694
Securities available for sale:
   Mortgage-backed and related securities
     (amortized cost $137,847,323 and
      $158,517,548)                           135,191,304          158,416,201
   Other marketable securities
     (amortized cost $53,015,288 and
      $32,247,959)                             52,515,628           31,903,566
                                            -------------        -------------
                                              187,706,932          190,319,767
                                            -------------        -------------
Securities held to maturity:
   Mortgage-backed and related securities
      (estimated market value $2,461,365
       and $13,931,879)                         2,337,548           13,744,063
   Other marketable securities
      (estimated market value $999,250
       and $3,224,263)                            999,530            3,227,729
                                            -------------        -------------
                                                3,337,078           16,971,792
                                            -------------        -------------
Loans receivable, net                         343,735,917          314,850,684
Federal Home Loan Bank stock, at cost           5,198,800            3,801,900
Real estate, net                                        0              279,851
Premises and equipment, net                     3,544,053            3,645,536
Accrued interest receivable                     3,284,857            3,381,507
Deferred income taxes                             352,667                    0
Prepaid expenses and other assets                 828,617              362,928
                                            -------------        -------------
      Total assets                         $  565,385,292          537,948,659
                                            =============        =============
  LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                   $  363,963,098          373,539,468
Federal Home Loan Bank advances               101,832,555           68,876,978
Accrued interest payable                        1,520,976            1,562,347
Advance payments by borrowers for
  taxes and insurance                             745,028              550,990
Accrued expenses and other liabilities         13,655,034            1,732,193
                                            -------------        -------------
      Total liabilities                       481,716,691          446,261,976
                                            -------------        -------------
Commitments and contingencies
Stockholders' equity:
   Serial preferred stock: authorized
      500,000 shares; issued and
      outstanding none                                  0                    0
   Common stock ($.01 par value):
      authorized 7,000,000 shares;
      issued 6,085,775 shares                      60,858               60,858
   Additional paid-in capital                  59,392,608           59,285,581
   Retained earnings, subject to
     certain restrictions                      53,346,286           50,371,038
   Net unrealized loss on securities
     available for sale                        (1,878,639)            (265,358)
   Unearned employee stock ownership
     plan shares                               (5,037,910)          (5,336,150)
   Unearned compensation restricted
     stock awards                                (850,463)          (1,050,305)
   Treasury stock, at cost 1,412,085
     and 783,850 shares                       (21,364,139)         (11,378,981)
                                            -------------        -------------
      Total stockholders' equity               83,668,601           91,686,683
                                            -------------        -------------
    Total liabilities and
      stockholders' equity                 $  565,385,292          537,948,659
                                            =============        =============

See accompanying notes to consolidated financial statements.
                                        3
PAGE

                        HMN FINANCIAL, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                                   (unaudited)


                                  Three Months Ended      Nine Months Ended
                                    September 30,            September 30,
                                 1996          1995       1996         1995
                               ---------------------   -----------------------
Interest Income:
  Loans receivable            $6,461,279   6,009,885   19,009,335   17,192,535
  Securities available for sale:
    Mortgage-backed and related2,429,330   2,489,073    7,730,690    7,744,628
     Other marketable            669,964     875,861    1,655,705    2,253,239
   Securities held to maturity:
     Mortgage-backed and related 196,050     204,919      719,827      497,746
     Other marketable             14,250      82,975       90,103      333,938
   Cash equivalents              149,819      76,124      315,623      348,635
   Other                          93,823      65,702      232,453      178,070
                              ----------  ----------   ----------   ----------
      Total interest income   10,014,515   9,804,539   29,753,736   28,548,791
                              ==========  ==========   ==========   ==========

Interest expense:
   Deposits                    4,741,907   4,786,359   14,281,156   13,703,586
   Federal Home Loan Bank
     advances                  1,449,492   1,086,272    3,739,015    2,947,048
                              ----------  ----------   ----------   ----------
      Total interest expense   6,191,399   5,872,631   18,020,171   16,650,634
                              ----------  ----------   ----------   ----------
        Net interest income    3,823,116   3,931,908   11,733,565   11,898,157
Provision for loan losses         75,000      75,000      225,000      225,000
                              ----------  ----------   ----------   ----------
        Net interest income
          after provision for
          loan losses          3,748,116   3,856,908   11,508,565   11,673,157
                              ----------  ----------   ----------   ----------
Non-interest income:
   Fees and service charges       94,817      89,192      254,188      242,325
   Securities gains, net         192,761     148,152      961,798      136,284
   Gain on sales of loans          9,896      22,391       16,980       99,341
   Other                         114,957      32,528      365,879       99,394
                              ----------  ----------   ----------   ----------
    Total non-interest income    412,431     292,263    1,598,845      577,344
                              ----------  ----------   ----------   ----------
Non-interest expense:
   Compensation and benefits   1,175,725   1,108,509    3,380,843    3,046,330
   Occupancy                     203,071     191,718      595,216      557,575
   Federal deposit insurance
     premiums                    212,020     205,806      636,676      602,753
   SAIF assessment             2,351,563           0    2,351,563            0
   Advertising                    77,696      74,408      229,735      212,546
   Data processing               118,949     115,520      368,145      359,202
   Other                         255,808     210,736      799,710      776,956
                              ----------  ----------   ----------   ----------
    Total non-interest expense 4,394,832   1,906,697    8,361,888    5,555,362
                              ----------  ----------   ----------   ----------
      Income (loss) before
        income taxes            (234,285)  2,242,474    4,745,522    6,695,139
Income tax (benefit) expense     (89,758)    828,380    1,770,274    2,512,148
                              ----------  ----------   ----------   ----------
      Net income (loss)      $  (144,527)  1,414,094    2,975,248    4,182,991
                              ==========  ==========   ==========   ==========
Earnings (loss) per common
  share and common share
  equivalents                $     (0.03)       0.28         0.66         0.79
                              ==========  ==========   ==========   ==========

See accompanying notes to consolidated financial statements.
                                        4
PAGE

                     HMN FINANCIAL, INC. AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity
               For the Nine Month Period Ended September 30, 1996
                                   (unaudited)


                                                                   Net
                                                                Unrealized
                                                                (Loss) on
                                      Additional                Securities
                             Common    Paid-in      Retained    Available
                              Stock    Capital      Earnings     for Sale
                             -------  ----------   ---------    ----------
Balance, December 31, 1995   $60,858  59,285,581   50,371,038    (265,358)

  Net income                                        2,975,248

  Change in unrealized
    loss on securities
    available for sale                                         (1,613,281)

  Treasury stock
    purchases.

  Stock options exercised               (2,047)

  Restricted stock
    awards cancelled                      (808)

  Amortization of
    restricted stock awards

  Restricted stock awards tax
    benefit in excess of basis          13,677

  Earned employee stock
    ownership plan shares               96,205
                             -------  ----------   ----------  ----------
Balance, September 30, 1996  $60,858  59,392,608   53,346,286  (1,878,639)
                             =======  ==========   ==========  ==========



                           Unearned
                            Shares
                           Employee      Unearned
                            Stock      Compensation               Total
                           Ownership    Restricted    Treasury  Stockholders'
                             Plan      Stock Awards     Stock      Equity
                          ----------   ------------  -----------  -----------
Balance, December 31,
  1995                   (5,336,150)    (1,050,305) (11,378,981)  91,686,683

  Net income                                                       2,975,248

  Change in unrealized
    loss on securities
    available for sale                                            (1,613,281)

  Treasury stock purchases                           (9,966,878)  (9,966,878)

  Stock options exercised                                 6,880        4,833
  Restricted stock
    awards cancelled                        25,968      (25,160)           0

  Amortization of
    restricted stock awards                173,874                   173,874

  Restricted stock awards tax
    benefit in excess of basis                                        13,677

  Earned employee stock
    ownership plan shares   298,240                                  394,445
                          ----------   -----------   -----------  ----------
Balance, September 30,
   1996                  (5,037,910)      (850,463) (21,364,139)  83,668,601
                          ==========   ===========   ===========  ==========

See accompanying note to consolidated financial statements.

                                        5
PAGE

                       HMN FINANCIAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (unaudited)

                                                        Nine Months Ended
                                                          September 30,
                                                        1996        1995
                                                    -------------------------
Cash flows from operating activities:
   Net income                                      $ 2,975,248     4,182,991
   Adjustments to reconcile net income
     to cash provided by operating activities:
     Provision for loan losses                         225,000       225,000
     Depreciation                                      277,043       262,476
     Amortization of (discounts) premiums, net         (49,327)      (62,499)
     Amortization of deferred loan fees               (334,698)     (473,471)
     Provision for deferred income taxes               190,224       281,906
     Securities gains, net                            (961,798)     (136,284)
     Gain on sales of real estate                      (46,625)       (5,958)
     Gain on sales of loans                            (16,980)      (99,341)
     Proceeds from sales of loans originated for sale  943,096             0
     Amortization of restricted stock awards           173,874        58,350
     Amortization of unearned ESOP shares              298,240       307,280
     SAIF assessment                                 2,351,563             0
     Earned employee stock ownership shares
       priced above original cost                       96,205        60,729
     Decrease (increase) in accrued interest receivable 96,650       (13,630)
     Increase (decrease) in accrued interest payable   (41,371)      730,711
     Increase in other assets                          (81,461)     (167,178)
     Decrease in other liabilities                    (874,954)     (368,598)
     Other, net                                        (54,335)      (26,237)
                                                    ----------    ----------
       Net cash provided by operating activities     5,165,594     4,756,247
                                                    ----------    ----------
Cash flows from investing activities:
   Proceeds from sales of securities available
     for sale                                       78,362,250    55,062,598
   Principal collected on securities available
     for sale                                       13,375,740    12,435,728
   Proceeds collected on maturity of securities
     available for sale                              5,500,000     8,615,000
   Purchases of securities available for sale      (81,008,115)  (69,436,467)
   Principal collected on securities held to
     maturity                                        1,336,500       693,948
   Proceeds collected on maturity of securities
     held to maturity                               12,652,343     4,000,000
   Purchase of securities held to maturity            (709,765)   (7,589,887)
   Proceeds from sales of loans receivable             154,612     4,049,249
   Purchase of Federal Home Loan Bank stock         (1,396,900)     (685,100)
   Net increase in loans receivable                (34,186,011)  (34,981,518)
   Proceeds from sale of real estate                   379,789       110,929
   Purchases of premises and equipment                (175,560)     (432,571)
                                                    ----------    ----------
      Net cash used by investing activities         (5,715,117)  (28,158,091)
                                                    ----------    ----------
Cash flows from financing activities:
   (Decrease) increase in deposits                  (9,576,370)   13,021,181
   Purchase of treasury stock                       (9,966,878)   (9,656,542)
   Treasury stock options exercised                      4,833             0
   Proceeds from Federal Home Loan Bank advances   108,800,000    58,350,000
   Repayment of Federal Home Loan Bank advances    (75,844,423)  (41,436,085)
   Increase in advance payments by borrowers
    for taxes and insurance                            194,038       256,824
                                                    ----------    ----------
      Net cash provided by financing activities1    13,611,200    20,535,378
                                                    ----------    ----------
Increase (decrease) in cash and cash equivalents    13,061,677    (2,866,466)
Cash and cash equivalents, beginning of period       4,334,694    12,097,156
                                                    ----------    ----------
Cash and cash equivalents, end of period         $  17,396,371     9,230,690
                                                    ==========    ==========
Supplemental cash flow disclosures:
   Cash paid for interest                        $  18,061,542    15,919,923
   Cash paid for income taxes                        2,725,433     2,344,755
Supplemental noncash flow disclosures:
   Loans securitized and transferred to
     securities available for sale               $  15,419,810             0
   Loans purchased with liability due to broker     11,000,000             0
   Transfer of loans to real estate                    168,187       413,853
   Transfer of real estate to loans                    161,953             0
   Securities purchased with liability due to broker         0     1,120,250
   Securities sold with asset due from broker          384,228             0

See accompanying notes to consolidated financial statements.
                                        6
PAGE

                     HMN FINANCIAL, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                                 (unaudited)

                          September 30, 1996 and 1995

(1)  HMN FINANCIAL, INC.

     HMN Financial, Inc. (HMN) was incorporated under the laws of the State of Delaware for the purpose of becoming the savings and loan holding company of Home Federal Savings Bank (the Bank) in connection with the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank, pursuant to its Plan of Conversion.

     The consolidated financial statements included herein are for HMN, Security Finance Corporation (SFC), HMN Mortgage Services, Inc., the Bank and the Bank's wholly owned subsidiary, Osterud Insurance Agency, Inc.. During 1995 the Bank owned 100% of the outstanding shares of SFC. On December 29, 1995 the Bank sold all its outstanding shares of common stock in SFC to HMN at SFC's fair value. All significant intercompany accounts and transactions have been eliminated in consolidation.

(2)  BASIS OF PREPARATION

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of stockholders' equity and consolidated statements of cash flows in conformity with generally accepted accounting principles. The information under the heading "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" is written with the presumption that the users of the interim financial statements have read or have access to the most recent Annual Report on Form 10-K of HMN Financial, Inc., which contains the latest audited financial statements and notes thereto, together with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" as of December 31, 1995 and for the year then ended. All adjustments consisting of only normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included and all significant intercompany accounts and transactions have been eliminated in consolidation. The statements of income for the three month and nine month periods ended September 30, 1996 are not necessarily indicative of the results which may be expected for the entire year.

     Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform with the current period presentation.


                                        7
PAGE

(3)  NEW ACCOUNTING STANDARDS

     In June 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 125, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Under the financial-components approach, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and derecognizes financial assets it no longer controls and liabilities that have been extinguished. The financial-components approach focuses on the assets and liabilities that exist after the transfer. Many of these assets and liabilities are components of financial assets that existed prior to the transfer. If a transfer does not meet the criteria for a sale, the transfer is accounted for as a secured borrowing with pledge of collateral. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996, and must be applied prospectively. The effect of adopting SFAS No. 125 on January 1, 1997 is not anticipated to have a material impact on HMN's financial condition or the results of its operations.

(4)  EARNINGS PER SHARE

     Earnings per common share and common share equivalent for the three months ended September 30, 1996 and 1995 were computed by dividing net income
     (loss) for each period ($(144,527) and $1,414,094, respectively) by the weighted average common shares and common share equivalents outstanding (4,185,867 and 5,125,856, respectively) during each period. Earnings per common share and common share equivalent for the nine months ended September 30, 1996 and 1995 were computed by dividing net income for each period ($2,975,248 and $4,182,991, respectively) by the weighted average common shares and common share equivalents outstanding (4,509,942 and 5,273,428, respectively) during each period.

(5) SAIF ASSESSMENT

     On September 30, 1996, President Clinton signed the Savings Association Insurance Fund (SAIF) legislation which assessed a one time charge of $2,351,563 to the Bank in order to recapitalize the SAIF. The impact of the assessment was to reduce earnings by approximately $1.5 million after tax.


                                        8
PAGE

(6)  REGULATORY CAPITAL REQUIREMENTS

     At September 30, 1996, the Bank met each of the three current minimum regulatory capital requirements. The following table summarizes the Bank's regulatory capital position at September 30, 1996:

                                Amount           Percent<F1>
                                  (Dollars in Thousands)
     Tangible Capital:
       Actual                  $60,603            11.13%
       Required                  8,165             1.50
                               -------            -----
       Excess                  $52,438             9.63%
                               =======            =====

     Core Capital:
       Actual                  $60,603            11.13%
       Required<F2>             16,329             3.00
                               -------            -----
       Excess                  $44,274             8.13%
                               =======            =====

     Risk-Based Capital:
       Actual                  $62,868            27.52%
       Required<F3><F4>         18,273             8.00
                               -------            -----
       Excess                  $44,595            19.52%
                               =======            =====
----------------------------

<F1> Tangible and core capital levels are shown as a percentage of total adjusted assets; risk-based capital levels are shown as a percentage of risk-weighted assets.
<F2> In April 1991, the OTS proposed a core capital requirement for savings associations comparable to the requirement for national banks that became effective on December 31, 1990. This core capital ratio is 3% of total adjusted assets for thrifts that receive the highest supervisory rating for safety and soundness ("CAMEL" rating), with a 4% to 5% core capital requirement for all other thrifts.
<F3> Calculated based on the OTS requirement of 8% of risk-weighted assets.
<F4> Beginning March 31, 1995, a savings institution whose interest rate risk("IRR") exposure (as calculated under OTS guidelines) exceeds 2% of total assets may be required to deduct an IRR component in calculating its total capital for purposes of determining whether it meets the risk-based capital requirement. The IRR component is an amount equal to one-half of the difference between measured IRR and 2%, multiplied by the estimated economic value of its total assets. Based on the Bank's interest rate risk position at June 30, 1996, the latest date for which such information is available, this rule would require an $8.0 million deduction from the Bank's capital for purposes of calculating risk-based capital. The OTS currently does not require the IRR component to be deducted from the risk-based capital calculation but may require the deduction in accessing the Bank's individual capital requirements at some time in the future.

                                        9
PAGE

(7)  STOCKHOLDERS' EQUITY AND STOCK CONVERSION

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

     During the first nine months of 1996, with Board authorization and approval from the Office of Thrift Supervision (OTS), HMN purchased a total of 626,785 shares of its common stock in the open market for $9,966,878. All shares were placed in treasury stock. On October 3, 1996, HMN announced its intention to repurchase 467,334 shares of its stock in the open market during the next 12 month period.



PAGE

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

NET INCOME (LOSS)

     HMN's net loss for the third quarter of 1996 was $(145,000), or $(0.03)
     per share, compared to net income for the same quarter of 1995 of $1.4 million, or $0.28 per share. Net income decreased by $1.6 million, or 110%, principally due to the passage of the Savings Association Insurance
     Fund (SAIF) legislation which assessed a one time charge of $2.4 million to the Bank in order to recapitalize the SAIF. The total SAIF assessment was charged to earnings in the third quarter of 1996 and reduced the quarterly earnings by $1.5 million after tax, or $0.34 per share. Net income for the nine month period ended September 30, 1996 was $3.0 million, or $0.66 per share compared to the same period of 1995 of $4.2 million, or $0.79 per share. Net income for the nine month period decreased by $1.2 million, or 28.9%, and was principally due to the SAIF assessment which reduced earnings for the nine month period by $1.5 million after tax, or $0.32 per share. The impact of the SAIF assessment was partially offset by an increase of $1.0 million in other non-interest income and was partially offset by an increase of $455,000 in non-interest expense and a decrease of $165,000 in net interest income.

NET INTEREST INCOME

     Net interest income was $3.8 million for the third quarter of 1996, a decrease of $109,000, or 2.8%, compared to $3.9 million for the third quarter of 1995. HMN has been purchasing its own stock in the open market at an average price that is less than its current book value. The balance sheet impact of the stock repurchase program has been to reduce equity and replace it with additional advances and/or deposit growth. Comparing the three month period ended September 30, 1996 to the same three month period in 1995, average interest-earning assets increased by $24.9 million due primarily to loan purchases and average interest-bearing liabilities increased by $32.7 million due to additional advances and/or deposit growth. The changes caused interest income for the three months ended
     September 30, 1996, adjusted for interest rate changes, to increase by $210,000 from the same period in 1995, and interest expense for the three months ended September 30, 1996, adjusted for interest rate changes, to increase by $319,000 for the same period in 1995. Net interest income for the nine months ended September 30, 1996 was $11.7 million, a decrease of $165,000, or 1.4%, from $11.9 million for the nine months ended September
     30, 1995. Comparing the nine month period ended September 30, 1996 to the same nine month period in 1995, average interest-earning assets increased by $22.9 million due primarily to loan purchases and average interest-bearing liabilities increased by $30.3 million due to advances and deposit growth. As a result of the changes, interest income for the first nine months of 1996, adjusted for interest rate changes, increased by $1.2 million for the same period in 1995 and interest expense for the first nine months of 1996, adjusted for interest rate changes, increased by $1.4 million for the same period in 1995.

     Net interest margin was 2.77%, 2.98%, 2.97%, 2.94%, and 2.98%, respectively for the quarters ended September 30, 1996, June 30, 1996,
     March 31, 1996, December 31, 1995, and September 30, 1995. Based upon the current interest rate environment, HMN expects the net interest margin to decline in at least the near term.

PROVISION FOR LOAN LOSSES

     The provision for loan losses for the third quarter of 1996 and 1995 was $75,000. The provision for loan losses for the nine months ended
     September 30, 1996 and 1995 was $225,000. The provision is the result of management's evaluation of the loan portfolio, a historically low level of non-performing loans, minimal loan charge off experience, and its assessment of the general economic conditions in the geographic area where properties securing the loan portfolio are located. Management's evaluation did not reveal conditions that would cause it to increase the provision for loan losses during 1996 compared to 1995. Future economic conditions and other unknown factors will impact the need for future provisions for loan losses. As a result, no assurances can be given that increases in the allowance for loan losses will not be required during future periods.
     During the first nine months of 1996, HMN incurred the following charge-offs on its loan portfolio:

          Commercial                         $   61,329
          Multi-family residential               87,591
          Consumer                                1,216
                                                -------
          Total                              $  150,136
                                                =======

     The charge-offs were anticipated and resulted in the removal of the properties from the loan portfolio.

     A reconciliation of HMN's allowance for loan losses is summarized as follows:

                                             1996               1995
                                         -------------     -------------
          Balance at January 1,           $ 2,190,664        1,893,143
          Provision                           225,000          225,000
          Charge-offs                        (150,136)          (2,612)
          Recoveries                               57              117
                                           ----------        ---------
          Balance at September 30,        $ 2,265,585        2,115,648
                                           ==========        =========

NON-INTEREST INCOME

     Non-interest income was $412,000 for the third quarter of 1996, an increase of $120,000, or 41%, compared to $292,000 for the third quarter of 1995. The increase was principally due to a $44,000 increase in gain on the sale of securities, a $35,000 increase in commissions earned on the sale of uninsured products and a $47,000 increase in other income which was partially offset by a $12,000 decrease in gain on sale of loans. During 1996 fixed rate and floating rate collateralized mortgage obligation securities (CMOs) and other securities were sold in order to assist in funding the purchase and origination of loans and to change the interest rate risk profile of the available for sale securities portfolio. Non-interest income for the nine months ended September 30, 1996 was $1.6 million, an increase of $1.0 million, or 177%, compared to $577,000 for the nine months ended September 30, 1995. The increase was principally due to an $826,000 increase in gain on the sale of securities, a $103,000 increase in commissions earned on the sale of uninsured products and a $163,000 increase in other income which was partially offset by an $82,000 decrease in gain on sale of loans.

NON-INTEREST EXPENSE

     Non-interest expense was $4.4 million for the third quarter of 1996, an increase of $2.5 million, or 130%, from $1.9 million for the third quarter of 1995. The majority of the increase in non-interest expense between the two quarters was due to a $2.4 million special one time SAIF assessment. Compensation and benefits expense increase by $67,000, or 6%, and was the result of adding new employees and normal merit and salary increases. Non-interest expense for the nine months ended September 30, 1996 was $8.4 million, an increase of $2.8 million, or 51%, from $5.6 million for the nine months ended September 30, 1995. The principal cause for the increase in non-interest expense between the two periods was the SAIF assessment of $2.4 million. Compensation and benefits expense increased by $335,000, or 11%, and was the result of adding new employees, normal merit and salary increases and the impact of awards granted under the Recognition and Retention Plan adopted in June of 1995.

INCOME TAX EXPENSE

     Income tax benefit was $90,000 for the third quarter of 1996, a decrease of $918,000, or 111%, from $828,000 for the third quarter of 1995 and is primarily due to a decrease in taxable income related to the SAIF assessment. Income tax expense for the nine months ended September 30, 1996 was $1.8 million, a decrease of $742,000, or 30%,from $2.5 million for the same period in 1995 primarily due to the tax impact of the SAIF assessment.

FINANCIAL CONDITION AND LIQUIDITY

     For the nine months ended September 30, 1996 the net cash provided from operating activities was $5.2 million, net cash used for investing activities was $5.7 million and net cash provided by financing activities was $13.6 million. HMN had $78.3 million in proceeds from the sale of securities and it collected another $27.4 million from principal payments and the maturity of securities. HMN purchased $81.7 million of securities during 1996. HMN purchased or originated additional net loans of $34.2 million and had $155,000 of proceeds from the sale of loans. During 1996 deposits decreased by $9.6 million which was offset by net additional borrowing from the Federal Home Loan Bank (FHLB) of $33.0 million. HMN also repurchased 626,785 shares of its own common stock for $9.967 million. During October of 1996, HMN announced its intention to repurchase 467,334 shares of common stock in the open market. The common stock will be repurchased from the proceeds of the sale of cash equivalents and/or securities available for sale.

     HMN has committed to purchase $11.0 million of single family residential mortgage loans from a third party broker. It is also required to pay the $2.4 million special SAIF assessment in November of 1996. Both obligations will be funded by the sale of cash equivalents and/or securities available for sale.

     HMN has certificates of deposit with outstanding balances of $157.2 million that mature from October of 1996 through September 30, 1997.
     Based upon past experience management anticipates that the majority of the deposits will renew for another term with the Bank. Any deposits which do not renew will be replaced with deposits from other customers, or funded with advances from the FHLB, or will be funded through the sale of securities. Management does not anticipate that it will have a liquidity problem with the deposit maturities.

CURRENT REGULATORY ENVIRONMENT

     Provided the SAIF assessment increases the SAIF to its proper level, the SAIF insurance premiums for years starting after December 31, 1996 are anticipated to decrease from the current level of 24 basis points to a range of 5 to 10 basis points of eligible deposits.

     Congress, through its Banking Committee, is studying the viability of the current thrift charter and the related bank charter to determine if the thrift charter is actually necessary. The study is also considering the possibility of making a third charter which would be a combination of the best elements of both the thrift and bank charters. The committee is supposed to be presenting its findings to Congress in March or April of 1997. The ultimate outcome of any legislation regarding the thrift charter will have an impact on HMN, but it is too early to determine the nature of the impact at this time.

NON-PERFORMING ASSETS

     The following table sets forth the amounts and categories of non-performing assets in the Bank's portfolio at September 30, 1996 and December 31, 1995.


                                      September 30,     December 31,
                                          1996              1995
                                      -------------    -------------
                                          (Dollars in Thousands)
     Non-Accruing Loans
       One-to-four family real estate   $  246           $  196
       Nonresidential real estate           84               85
       Commercial business                  61              128
       Consumer                             35               32
                                          ----             ----
       Total                               426              441
                                          ----             ----

     Restructured loans                      0               94

     Foreclosed Assets
       Real estate:
          One-to-four family                 0              315
                                          ----             ----
     Total non-performing assets         $ 426           $  850
                                          ====             ====
     Total as a percentage of total
       assets                             0.08 %           0.16 %
                                          ====             ====
     Total non-performing loans          $ 426           $  535
                                          ====             ====
     Total as a percentage of total
       loans receivable, net              0.12 %           0.17 %
                                          ====             ====

     Total non-performing assets at September 30, 1996 were $426,000, a decrease of $424,000, or 50%, from $850,000 at December 31, 1995. The decrease was the result of principal payments received as a result of the sale of properties or loans being brought current through collection efforts.

ASSET/LIABILITY MANAGEMENT

     HMN continues to focus its fixed-rate one-to-four family residential loan program on loans with contractual terms of 20 years or less. HMN also originates and purchases adjustable rate mortgages which have initial fixed rate terms of one to five years and then adjust annually each year thereafter.

     Refer to page 16 for table.


                                       15
PAGE

The following table sets forth the interest rate sensitivity of HMN's assets and liabilities at September 30, 1996, using certain assumptions that are described in more detail below:


---------------------------------------------------------------------------
                              Maturing or Repricing
---------------------------------------------------------------------------
                                          Over 6
                               6 Months   Months to   Over 1-3   Over 3-5
(DOLLARS IN THOUSANDS)          or Less    One Year     Years      Years
---------------------------------------------------------------------------
Securities available for sale:
   Mortgage-backed and
      related securities<F1>  $  43,417     5,546       20,445    28,184
   Other marketable securities   27,717     7,691        7,713     2,997
Securities held to maturity:
   Mortgage-backed and
      related securities<F1>        162       247          807       554
   Other marketable securities    1,000         0            0         0
Loans receivable, net<F1><F2>
   Fixed rate one-to-four
    family<F3>                   19,043    17,385       57,717    41,055
   Adjustable rate
     one-to-four family<F3>      20,241    32,883       19,762    21,536
   Multi family                       6         4           48         0
   Fixed rate commercial
     real estate                    164       139          446       272
   Adjustable rate commercial
      real estate                 6,625        67            0         0
   Commercial business              289       153          290       131
   Consumer loans                12,121     1,407        2,830     1,293
Federal Home Loan Bank stock          0         0            0         0
Cash equivalents                 16,396         0            0         0
                               --------   -------    ---------  --------
      Total interest-
        earning assets          147,181    65,522      110,058    96,022
                               --------   -------    ---------  --------
Non-interest checking             1,975         0            0         0
NOW accounts                     16,355         0            0         0
Passbooks                         3,184     2,848        8,687     5,559
Money market accounts             1,833     1,640        5,000     3,200
Certificates                     95,067    62,179      122,395    18,459
Federal Home Loan Bank
  advances                       60,511     5,714       11,608    19,000
                               --------   -------     --------  --------
     Total interest-
       bearing liabilities      178,925    72,381      147,690    46,218
                               --------   -------     --------  --------
Interest-earning assets less
   interest-bearing liabilities$(31,744)   (6,859)     (37,632)   49,804
                               ========   =======     ========  ========
Cumulative interest-rate
   sensitivity gap             $(31,744)  (38,603)     (76,235)  (26,431)
                               ========   =======     ========  ========
Cumulative interest-rate gap as a
   percentage of total assets at
   September 30, 1996             (5.61) %  (6.83)      (13.48)    (4.67)
                               ========   =======     ========  ========
Cumulative interest-rate gap as a
   percentage of interest-earning assets
   at December 31, 1995           (1.07)    (7.53)
                               ========   =======
Cumulative interest-rate gap as a
   percentage of interest-earning
   assets at December 31, 1994    (2.47)    (2.26)
                               ========   =======


---------------------------------------------------------------------------

                                    Over 5        No Stated
(DOLLARS IN THOUSANDS)               Years         Maturity       Total
---------------------------------------------------------------------------
Securities available for sale:
   Mortgage-backed and
      related securities<F1>         40,255              0        137,847
   Other marketable securities            0          6,897         53,015
Securities held to maturity:
   Mortgage-backed and
      related securities<F1>            568              0          2,338
   Other marketable securities            0              0          1,000
Loans receivable, net<F1><F2>
   Fixed rate one-to-four family<F3> 83,252              0        218,452
   Adjustable rate
     one-to-four family<F3>           4,818              0         99,240
   Multi family                           0              0             58
   Fixed rate commercial real estate    512              0          1,533
   Adjustable rate commercial
      real estate                         0              0          6,692
   Commercial business                   73              0            936
   Consumer loans                     1,439              0         19,090
Federal Home Loan Bank stock              0          5,199          5,199
Cash equivalents                          0              0         16,396
                                    -------        -------        -------
      Total interest-earning assets 130,917         12,096        561,796
                                    -------        -------        -------
Non-interest checking                     0              0          1,975
NOW accounts                              0              0         16,355
Passbooks                             9,884              0         30,162
Money market accounts                 5,689              0         17,362
Certificates                              9              0        298,109
Federal Home Loan Bank advances       5,000              0        101,833
                                    -------         ------        -------
      Total interest-bearing
        liabilities                  20,582              0        465,796
                                    -------         ------        -------
Interest-earning assets less
   interest-bearing liabilities     110,335         12,096         96,000
                                    =======         ======        =======
Cumulative interest-rate
   sensitivity gap                   83,904         96,000         96,000
                                    =======         ======        =======
Cumulative interest-rate gap as a
   percentage of total assets at
   September 30, 1996                 14.84          16.98          16.98%
                                    =======         ======         ======
Cumulative interest-rate gap as a
   percentage of interest-earning assets
   at December 31, 1995


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

                                       16
PAGE

                              HMN FINANCIAL, INC.
                          PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings.

          None.

ITEM 2.   Changes in Securities.

          Not applicable.

ITEM 3.   Defaults Upon Senior Securities.

          Not applicable.

ITEM 4.   Submission of Matters to a Vote of Security Holders.

          None.

ITEM 5.   Other Information.

          Employees' Savings & Profit Sharing Plan Basic Plan Document - see
          Exhibit 10.  New plan adopted.

ITEM 6.   Exhibits and Reports on Form 8-K

          (a)       Exhibits.  See Index to Exhibits on page 19 of this report.
          (b) Reports on Form 8-K. A current report on Form 8-K, Item 5, was filed on October 3, 1996, to report the intent to repurchase up to 10%, or 467,334 shares of HMN's common stock.
          (c) Reports on Form 8-K. A current report on Form 8-K, Item 5, was filed on October 17, 1996, to report the Company's third quarter earnings.

                                       17
PAGE

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              HMN FINANCIAL, INC.
                              Registrant


Date:   November 14, 1996                /s/ Roger P. Weise
                                        Roger P. Weise,
                                        Chairman and Chief Executive Officer
                                        (Duly Authorized Officer)


Date:   November 14, 1996                /s/ James B. Gardner
                                        James B. Gardner,
                                        Executive Vice President
                                        (Chief Financial Officer)





                                       18
PAGE

                               HMN FINANCIAL, INC.

                                INDEX TO EXHIBITS
                                  FOR FORM 10-Q



Exhibit                                                     Sequentially
Number                       Description                    Numbered Page
------           -------------------------------------      -------------

  10        Employees' Savings & Profit Sharing Plan Basic        20
            Plan Document (Whole plan newly adopted)

  11        Computation of Earnings Per Common Share              21

  27        Financial Data Schedule                               22

