Form 10-K
period 1996-12-31
HMN FINANCIAL INC
filed 1997-03-31
CIK 921183

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     [NO FEE REQUIRED]

          FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     [NO FEE REQUIRED]

          FOR THE TRANSITION PERIOD FROM       TO
                                         -----    -----

     COMMISSION FILE NUMBER 0-24100.

                               HMN FINANCIAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          DELAWARE                                     41-1777397
(STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

101 NORTH BROADWAY, PO BOX 231                          55975-0231
SPRING VALLEY, MINNESOTA                                (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (507) 346-7345

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (TITLE OF CLASS)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
requirements for the past 90 days.  YES  X   NO
                                       -----    -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 14, 1997, the Registrant had issued and outstanding 4,209,826
shares of the Registrant's Common Stock.    The aggregate market value of the
voting stock held by non-affiliates of the Registrant as of March 14, 1997 was $76.3 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

                       DOCUMENTS INCORPORATED BY REFERENCE
Parts of the Registrant's Annual Report for the year ended December 31, 1996, are incorporated by reference in Parts II and IV of this Form 10-K.
Parts of the Registrant's Proxy Statement dated March 13, 1997, are incorporated by reference in Part III of this Form 10-K.

Exhibit Index is located on page 47.

                                TABLE OF CONTENTS

                                     PART I

                                                                         PAGE
                                                                         ----

Item 1.   Business .......................................................  3
               General ...................................................  3
               Lending Activities ........................................  4
               Investment Activities ..................................... 19
               Sources of Funds .......................................... 23
               Other Information
                    Service Corporations ................................. 27
                    Competition .......................................... 27
                    Employees ............................................ 27
                    Executive Officers ................................... 28
               Regulation ................................................ 28
               Taxation .................................................. 37
Item 2.   Properties ..................................................... 40
Item 3.   Legal Proceedings .............................................. 41
Item 4.   Submission of Matters to a Vote of Security Holders ............ 41

                                     PART II

Item 5.   Market for the Registrant's Common Stock and Related Stockholder
               Matters ................................................... 41
Item 6.   Selected Financial Data ........................................ 41
Item 7.   Management's Discussion and Analysis of Financial Condition and
               Results of Operations ..................................... 41
Item 8.   Financial Statements and Supplementary Data .................... 41
Item 9.   Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure ...................................... 41


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant ............. 42
Item 11.  Executive Compensation ......................................... 42
Item 12.  Security Ownership of Certain Beneficial Owners and Management . 42
Item 13.  Certain Relationships and Related Transactions ................. 42


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K  43

Signatures ..............................................................  46

Index to Exhibits .......................................................  47

                                     PART I

ITEM 1.     BUSINESS

GENERAL

   HMN Financial, Inc. ("HMN" or the "Corporation"), was incorporated under the laws of the State of Delaware in March 1994 for the purpose of becoming the savings and loan holding company of Home Federal Savings Bank ("Home Federal" or the "Bank") in connection with the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank, pursuant to its plan of conversion. HMN commenced on May 23, 1994, a Subscription and Community Offering (the "Offering") of its shares in connection with the conversion of the Bank. The Offering ended on June 22, 1994, and final approval for the conversion was received from the Office of Thrift Supervision ("OTS") on June 29, 1994. HMN issued 6,085,775 shares of common stock at a price of $10 per share. Total proceeds from the conversion were $59,178,342 net of costs relating to the conversion of $1,679,408, and have been recorded as common stock and additional paid in capital.

   As a community-oriented financial institution, HMN seeks to serve the financial needs of communities in its market area. HMN's business involves attracting deposits from the general public and using such deposits to originate or purchase one-to-four family residential mortgage loans and, to a much lesser extent, consumer, construction, commercial real estate, commercial business and multi-family loans. HMN also invests in mortgage-backed and related securities, investment securities (consisting primarily of U.S. government and government agency obligations) and other permissible investments. The executive offices of HMN are located at 101 N. Broadway, PO Box 231, Spring Valley, Minnesota 55975-0231. It's telephone number at that address is (507) 346-7345.

MARKET AREA

   HMN serves the Minnesota counties of Fillmore, Freeborn, Houston, Mower, Olmsted and Winona and portions of Steele, Dodge, Goodhue and Wabasha Counties, Minnesota, through its main office located in Spring Valley, Minnesota and its six branch offices located in Albert Lea, Austin, LaCrescent, Rochester and Winona, Minnesota. The portion of HMN's market area consisting of Rochester and the contiguous communities is composed of primarily urban and suburban communities while the balance of HMN's market area consists primarily of rural areas and small towns. Primary industries in HMN's market area include manufacturing, agriculture, health care, wholesale and retail trade, service industries and education. Major employers include IBM, the Mayo Clinic and Hormel, a food processing company, and various small industrial and other companies. HMN's market area is also the home of Winona State University, Rochester Community College, Austin Community College and several vocational/technical schools.

   Based upon 1990 census information, the population of the six primary counties in the Bank's market area was as follows: Fillmore - 20,800; Freeborn
- 33,000; Houston - 18,500; Mower - 37,300; Olmsted - 101,000; and Winona -
47,900. Based upon 1990 U.S. Department of Commerce information, per capita income in these six counties ranged from approximately $15,000 to $21,000.

   During the fourth quarter of 1996, HMN opened a mortgage banking office in Edina, Minnesota. The office will primarily purchase loans from third party originators located in the seven county metropolitan area of Minneapolis and St. Paul and sell the loans in the secondary market or place the loans in HMN's loan portfolio. The new office will also purchase mortgage servicing rights from third parties for the purpose of generating loan servicing income.

LENDING ACTIVITIES

   GENERAL. Historically, the Bank originated 30-year, fixed-rate mortgage loans secured by one-to-four family residences. Since 1979, in order to reduce its vulnerability to changes in interest rates, the Bank has emphasized the origination or purchase of mortgage loans having shorter terms to maturity or repricing, such as 15-year, fixed-rate residential loans, Adjustable Rate Mortgage loans ("ARMs") and Graduated Equity Mortgage loans ("GEMs"). Starting in 1995 and throughout 1996 HMN offered a competitive home equity line of credit. HMN also offers consumer loans and, to a much lesser extent, construction, commercial real estate, multi-family and commercial business loans. See "- Originations, Purchases and Sales of Loans and Mortgage-Backed and Related Securities."

     LOAN PORTFOLIO COMPOSITION. The following information concerning the composition of the HMN's loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.



                                                        December 31,
                                       -------------------------------------------------------
                                                1996                          1995
                                       ----------------------         ---------------------


(DOLLARS IN THOUSANDS)                 AMOUNT         PERCENT         AMOUNT         PERCENT
                                       -------         -------         ------         ------- -
REAL ESTATE LOANS:
-----------------
 One-to-four family .............  $  321,340          90.19%    $  292,497          90.62%
 Multi-family ...................         280           0.08            361           0.11
 Commercial .....................       7,918           2.22          8,744           2.71
 Construction or development ....       3,474           0.98          5,082           1.58
                                   ----------     ----------     ----------     ----------
   Total real estate loans ......     333,012          93.47        306,684          95.02
                                   ----------     ----------     ----------     ----------
OTHER LOANS:
-----------
 Consumer loans:
  Savings account ...............         938           0.26          1,210           0.37
  Education .....................         467           0.13            342           0.11
  Automobile ....................         566           0.16            671           0.21
  Home equity ...................      17,808           5.00         11,506           3.56
  Home improvement ..............         585           0.16            785           0.24
  Other .........................         568           0.16            545           0.17
                                   ----------     ----------     ----------     ----------
   Total consumer loans .........      20,932           5.87         15,059           4.66
  Commercial business loans .....       2,344           0.66          1,018           0.32
                                   ----------     ----------     ----------     ----------
   Total other loans ............      23,276           6.53         16,077           4.98
                                   ----------     ----------     ----------     ----------
    Total loans .................     356,288         100.00%       322,761         100.00%
                                                  ----------                    ----------
                                                  ----------                    ----------

LESS:
----
 Loans in process ...............       2,814                         3,531
 Unamortized discounts ..........         417                           289
 Net deferred loan fees .........       1,695                         1,899
 Allowance for losses on loans ..       2,340                         2,191
                                   ----------                    ----------
    Total loans receivable, net .    $349,022                      $314,851
                                   ----------                    ----------
                                   ----------                    ----------


                                                                          December 31,
                                       ---------------------------------------------------------------------------------
                                                1994                          1993                        1992
                                       -----------------------        ---------------------       ----------------------

(DOLLARS IN THOUSANDS)                 AMOUNT         PERCENT         AMOUNT       PERCENT        AMOUNT         PERCENT
                                       ------         -------         ------       -------        ------         -------
REAL ESTATE LOANS:
-----------------
 One-to-four family ..............  $  252,943          91.14%    $  233,009          92.18%    $  223,914          89.86%
 Multi-family ....................         311           0.11            349           0.14            709           0.28
 Commercial ......................       8,316           3.00          4,559           1.80          6,512           2.61
 Construction or development .....       2,799           1.01          3,309           1.31          6,879           2.76
                                    ----------     ----------     ----------     ----------     ----------     ----------
   Total real estate loans .......     264,369          95.26        241,226          95.43        238,014          95.51
                                    ----------     ----------     ----------     ----------     ----------     ----------
OTHER LOANS:
-----------
  Consumer loans:
  Savings account ................         648           0.23            872           0.34          1,153           0.46
  Education ......................       2,007           0.72          1,819           0.72          1,584           0.64
  Automobile .....................         520           0.19            681           0.27            927           0.37
  Home equity ....................       7,716           2.78          5,604           2.22          4,623           1.86
  Home improvement ...............         870           0.31            912           0.36          1,044           0.42
  Other ..........................         502           0.19            586           0.23            684           0.27
                                    ----------     ----------     ----------     ----------     ----------     ----------
   Total consumer loans ..........      12,263           4.42         10,474           4.14         10,015           4.02
  Commercial business loans ......         897           0.32          1,089           0.43          1,160           0.47
                                    ----------     ----------     ----------     ----------     ----------     ----------
   Total other loans .............      13,160           4.74         11,563           4.57         11,175           4.49
                                    ----------     ----------     ----------     ----------     ----------     ----------
    Total loans ..................     277,529         100.00%       252,789         100.00%       249,189         100.00%
                                                   ----------                    ----------                    ----------
                                                   ----------                    ----------                    ----------

LESS:
----
 Loans in process ................       2,327                         2,333                         4,576
 Unamortized discounts ...........         162                            14                            32
 Net deferred loan fees ..........       2,147                         2,507                         2,236
 Allowance for losses on loans ...       1,893                         1,489                           831
                                    ----------                    ----------                    ----------
    Total loans receivable, net ..  $  271,000                    $  246,446                    $  241,514
                                    ----------                    ----------                    ----------
                                    ----------                    ----------                    ----------

The following table shows the composition of the HMN's loan portfolio by fixed and adjustable rate at the dates indicated.



                                                                    December 31,
                                                 --------------------------------------------------
                                                            1996                      1995
                                                   ---------------------      ------------------
(DOLLARS IN THOUSANDS)                              Amount      Percent       Amount      Percent
                                                   --------    ---------     --------    ---------
FIXED-RATE LOANS
----------------
 Real estate:
 One-to-four family
  GEM .......................................   $   48,831        13.71%    $ 30,175         9.35%
  Other .....................................      187,519        52.63      181,401        56.20
                                                 ---------    ---------    ---------    ---------
   Total one-to-four family .................      236,350        66.34      211,576        65.55
  Multi-family ..............................          223         0.06          302         0.10
  Commercial ................................        1,276         0.36        1,518         0.47
  Construction or development ...............        2,970         0.83        4,848         1.50
                                                 ---------    ---------    ---------    ---------
   Total fixed-rate real estate loans .......      240,819        67.59      218,244        67.62
                                                 ---------    ---------    ---------    ---------
  Consumer loans:
   Savings ..................................          938         0.26        1,210         0.37
   Education ................................          434         0.12          299         0.09
   Automobile ...............................          566         0.16          671         0.21
   Home equity ..............................        5,338         1.50        7,254         2.25
   Home improvement .........................          585         0.16          785         0.24
   Other ....................................          568         0.16          545         0.17
                                                 ---------    ---------    ---------    ---------
    Total consumer loans ....................        8,429         2.36       10,764         3.33
                                                 ---------    ---------    ---------    ---------
   Commercial business loans ................        1,344         0.38        1,018         0.32
                                                 ---------    ---------    ---------    ---------
    Total other loans .......................        9,773         2.74       11,782         3.65
                                                 ---------    ---------    ---------    ---------
    Total fixed-rate loans ..................      250,592        70.33      230,026        71.27
                                                 ---------    ---------    ---------    ---------

ADJUSTABLE-RATE LOANS
---------------------
 Real estate:
  One-to-four family ........................       84,990        23.85       80,921        25.07
  Multi-family ..............................           57         0.02           59         0.02
  Commercial ................................        6,642         1.87        7,226         2.24
  Construction or development ...............          504         0.14          234         0.07
                                                 ---------    ---------    ---------    ---------
   Total adjustable-rate real estate loans...       92,193        25.88       88,440        27.40
  Consumer...................................       12,503         3.51        4,295         1.33
  Commercial business loans..................        1,000         0.28          ---          ---
                                                 ---------    ---------    ---------    ---------
   Total adjustable-rate loans...............      105,696        29.67       92,735        28.73
                                                 ---------    ---------    ---------    ---------
   Total loans...............................      356,288       100.00%     322,761       100.00%
                                                 ---------    ---------    ---------    ---------
                                                              ---------                 ---------

LESS
----
 Loans in process............................        2,814                     3,531
 Unamortized discounts.......................          417                       289
 Net deferred loan fees......................        1,695                     1,899
 Allowance for losses on loans...............        2,340                     2,191

                                                 ---------                 ---------
   Total loans receivable, net...............   $  349,022                $  314,851
                                                 ---------                 ---------
                                                 ---------                 ---------



                                                                          December 31,

                                                 ---------------------------------------------------------------------------
                                                          1994                     1993                      1992
                                                   -------------------      -------------------       --------------------
(DOLLARS IN THOUSANDS)                             Amount      Percent      Amount      Percent       Amount       Percent
                                                  --------    ---------    --------    ---------     --------     ---------
FIXED-RATE LOANS
----------------
 Real estate:
 One-to-four family
  GEM .......................................     $ 24,769         8.93%    $ 22,304         8.83%    $ 34,987        14.04
  Other .....................................      168,272        60.63      171,503        67.84      152,513        61.20
                                                 ---------    ---------    ---------    ---------    ---------    ---------
   Total one-to-four family .................      193,041        69.56      193,807        76.67      187,500        75.24
  Multi-family ..............................          311         0.11          349         0.13          709         0.28
  Commercial ................................        1,612         0.58          626         0.25        2,418         0.97
  Construction or development ...............        1,008         0.37        2,800         1.11        5,558         2.23
                                                 ---------    ---------    ---------    ---------    ---------    ---------
  Total fixed-rate real estate loans .......      195,972        70.62      197,582        78.16      196,185        78.72
                                                 ---------    ---------    ---------    ---------    ---------    ---------
  Consumer loans:
   Savings ..................................          648         0.23          872         0.34        1,153         0.46
   Education ................................        1,278         0.46        1,819         0.72        1,584         0.64
   Automobile ...............................          520         0.19          681         0.27          927         0.37
   Home equity ..............................        7,258         2.62        5,604         2.22        4,623         1.86
   Home improvement .........................          870         0.31          912         0.36        1,044         0.42
   Other ....................................          502         0.18          586         0.23          684         0.27
                                                 ---------    ---------    ---------    ---------    ---------    ---------
    Total consumer loans ....................       11,076         3.99       10,474         4.14       10,015         4.02
                                                 ---------    ---------    ---------    ---------    ---------    ---------
   Commercial business loans ................          897         0.32        1,089         0.43        1,160         0.47
                                                 ---------    ---------    ---------    ---------    ---------    ---------
    Total other loans .......................       11,973         4.31       11,563         4.57       11,175         4.49
                                                 ---------    ---------    ---------    ---------    ---------    ---------
    Total fixed-rate loans ..................      207,945        74.93      209,145        82.73      207,360        83.21
                                                 ---------    ---------    ---------    ---------    ---------    ---------

ADJUSTABLE-RATE LOANS
---------------------
 Real estate:
  One-to-four family ........................       59,901        21.58       39,202        15.51       36,414        14.62
  Multi-family ..............................          ---          ---          ---          ---          ---          ---
  Commercial ................................        6,704         2.42        3,933         1.56        4,094         1.64
  Construction or development ...............        1,792         0.64          509         0.20        1,321         0.53
                                                 ---------    ---------    ---------    ---------    ---------    ---------
   Total adjustable-rate real estate loans...       68,397        24.64       43,644        17.27       41,829        16.79
  Consumer...................................        1,187         0.43          ---          ---          ---          ---
  Commercial business loans..................          ---          ---          ---          ---          ---          ---
                                                 ---------    ---------    ---------    ---------    ---------    ---------
   Total adjustable-rate loans...............       69,584        25.07       43,644        17.27       41,829        16.79
                                                 ---------    ---------    ---------    ---------    ---------    ---------
   Total loans...............................      277,529       100.00%     252,789       100.00%     249,189       100.00%
                                                 ---------    ---------    ---------    ---------    ---------    ---------
                                                              ---------                 ---------                 ---------

LESS
----
 Loans in process............................        2,327                     2,333                     4,576
 Unamortized discounts.......................          162                        14                        32
 Net deferred loan fees......................        2,147                     2,507                     2,236
 Allowance for losses on loans...............        1,893                     1,489                       831

                                                 ---------                 ---------                 ---------
 Total loans receivable, net.................   $  271,000                $  246,446                 $ 241,514
                                                 ---------                 ---------                 ---------
                                                 ---------                 ---------                 ---------


          The following schedule illustrates the interest rate sensitivity of HMN's loan portfolio at December 31, 1996. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule reflects the effects of estimated prepayments on the loan portfolio.



                                                                  Real Estate
                                                                  -----------
                                                               Multi-family and
                                    One-to-four family            Commercial                Construction
                                  -----------------------     ----------------------   ------------------------
                                                Weighted                  Weighted                    Weighted
                                                 Average                   Average                     Average
(DOLLARS IN THOUSANDS)               Amount        Rate        Amount        Rate        Amount        Rate
                                     ------      -------       ------       ------      --------      ------
           Due During
          Years Ending
          December 31,
        ----------------
     1997(1) .................... $  48,641         7.60%     $ 1,551         8.21%     $   539         8.04%
     1998 .......................    48,580         7.58        1,136         8.11          428         8.04
     1999 .......................    30,222         7.58        1,137         8.11          427         8.04
     2000 and 2001 ..............    58,102         7.57        1,503         8.08          619         8.04
     2002 to 2006 ...............    83,497         7.54        1,975         8.41          897         8.04
     2007 to 2021 ...............    49,867         7.48          896         8.04          535         8.04
     2022 and following .........     2,431         7.30          ---          ---           29         8.15
                                    -------                     -----                     -----

                                  $ 321,340                   $ 8,198                   $ 3,474
                                    -------                     -----                     -----
                                    -------                     -----                     -----


                                                                  Commercial
                                         Consumer                  Business                    Total
                                   ---------------------      --------------------      ---------------------
                                                Weighted                  Weighted                   Weighted
                                                 Average                   Average                    Average
(DOLLARS IN THOUSANDS)             Amount         Rate        Amount        Rate        Amount         Rate
                                  --------       -------     --------      ------      --------       ------
           Due During
          Years Ending
          December 31,
        ----------------
     1997(1) .................... $  4,135         8.91%     $   875         9.65%   $  55,741         7.75%
     1998 .......................    2,466         9.20          476         9.49       53,086         7.71
     1999 .......................    2,466         9.20          476         9.49       34,728         7.71
     2000 and 2001 ..............    3,286         9.23          324         9.74       63,834         7.69
     2002 to 2006 ...............    4,852         8.90          193        10.09       91,414         7.64
     2007 to 2021 ...............    3,727         8.75          ---          ---       55,025         7.58
     2022 and following .........      ---          ---          ---          ---        2,460         7.31
                                    ------                     -----                   -------

                                  $ 20,932                   $ 2,344                 $ 356,288
                                    ------                     -----                   -------
                                    ------                     -----                   -------

-------------
(1) Includes demand loans, loans having no stated maturity, overdraft loans and education loans.

     The total amount of loans due after December 31, 1997 which have predetermined interest rates is $207 million, while the total amount of loans due after such dates which have floating or adjustable interest rates is $93.5 million.

     Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), the aggregate amount of loans that the Bank is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a "readily ascertainable" value or 30% for certain residential development loans). At December 31, 1996, based upon the 15% limitation, the Bank's regulatory loans-to-one borrower limit was approximately $9.1 million. On the same date, the Bank had no borrowers with outstanding balances in excess of this amount. At December 31, 1996, the largest dollar amount outstanding to one borrower or group of related borrowers was $940,000. This loan, which is secured by a motel located in the Bank's market area, was performing in accordance with its terms at December 31, 1996.

     The Bank's Loan Committee is responsible for review and approval of all loans over $149,999 originated by the Bank. Approval of one member of the Loan Committee is required on all loans ranging from $150,000 to $249,999 and the approval of at least two committee members is required on loans over $250,000 to $400,000. Loans greater than $400,000 must be approved by the Board of Directors of the Bank after review and preliminary approval by the Loan Committee. All loans closed each month are reviewed by the Board of Directors at the monthly meeting.

     Under the Bank's loan policy, the loan officer processing an application is responsible for ensuring that all documentation is obtained prior to the submission of the application to the Loan Committee. In addition, the loan officer verifies that the application meets the Bank's underwriting guidelines described below. Also, each application is assigned to a reviewing officer who reviews the file to assure its accuracy and completeness. The Branch Manager has the authority to approve all loans up to $149,999.

     All of the Bank's lending is subject to its written underwriting standards and to loan origination procedures. Decisions on loan applications are made on the basis of detailed applications and property valuations (consistent with the Bank's appraisal policy) by the Bank's staff appraiser or an independent appraiser. The loan applications are designed primarily to determine the borrower's ability to repay and the more significant items on the application are verified through use of credit reports, financial statements, tax returns and/or confirmations.

     Generally, the Bank requires title insurance on its mortgage loans as well as fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan. The Bank also requires flood insurance to protect the property securing its interest when the property is located in a flood plain.

     ONE-TO-FOUR FAMILY RESIDENTIAL REAL ESTATE LENDING. The cornerstone of HMN's lending program is the origination of loans secured by mortgages on owner-occupied one-to-four family residences. At December 31, 1996, $321.3 million, or 90.19% of HMN's loan portfolio consisted of mortgage loans on one-to-four family residences. At December 31, 1996, $233.2 million of the one-to-four family residential loan portfolio was secured by properties located in HMN's market area. HMN had $88.1 million of purchased one-to-four family loans in its portfolio which were secured by properties located outside of its market area (primarily located in the Midwestern United States, or the Southeastern United States). Generally mortgage loans originated by the Bank are retained and serviced by it. If a loan has a fixed rate with an original term to maturity of 30 years the loan is generally sold.

     Prior to 1979, the Bank originated for retention in its own portfolio 30-year, fixed-rate loans secured by one-to-four family residential real estate. Beginning in 1979, the Bank began to emphasize the origination of fixed-rate loans with terms of 15 years or less for retention in its portfolio. In addition, in 1982, the Bank began to originate ARMs, subject to market conditions and consumer preference. Subsequently, the Bank also began to emphasize GEM originations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" in the Annual Report attached as Exhibit 13 hereto (the "Annual Report").

     HMN currently offers conventional fixed-rate loans with maximum terms of up to 30 years although HMN generally limits originations of loans with terms longer than 20 years. The interest rate on such loans is generally set based on the FHLMC delivery rates, as well as, competitive factors. At December 31, 1996, HMN had $187.5 million of fixed-rate loans (excluding GEM loans) or 52.63% of HMN's total loan portfolio with a weighted average contractual term to maturity of 12.9 years.

     HMN also offers one-year ARMs at a margin (generally 275 basis points) over the yield on the Average Monthly One Year U.S. Treasury Constant Maturity Index for terms of up to 30 years. The ARM loans currently offered by HMN allow the borrower to select (subject to pricing) an initial period of one year, three years, or five years between the loan origination and when the first interest rate change occurs. Generally the ARMs provide for an up to 200 basis point annual interest rate change cap and a lifetime cap generally 600 basis points over the initial rate. HMN's one year ARM loan portfolio typically contains interest rate floors which are generally equal to the initial rate of the loan. Initial interest rates offered on the ARM loans during 1996 ranged from 0 to 192 basis points below the fully indexed loan rate. All borrowers are now qualified for the loan at the fully indexed rate. See "-Delinquencies and Non-Performing Assets." In the past, the Bank offered one-year ARMs with a margin of 200 to 235 basis points over a specified index and an average annual cap of 145 basis points. At December 31, 1996, one-to-four family ARMs totaled $85.0 million, or 23.8% of HMN's total loan portfolio.

     HMN's originated ARMs do not permit negative amortization of principal, do not contain prepayment penalties and generally are not convertible into fixed-rate loans. HMN has $12.7 million of ARM loans purchased from a third party which are convertible at borrowers option into fixed-rate loans. It has an agreement with the third party to repurchase the ARM loans which convert to fixed rates at a stipulated price.

     The GEM loans carry required payments which increase after the first year. Under the GEM loans, the monthly payments required for the first year are established based on a 30-year amortization schedule. Depending upon the program selected, the payments may increase in the succeeding years by amounts ranging from 0% to 5%. Most of the GEM loans originated by HMN provide for at least three annual payment increases over the first five years of the loan. The increased payments required under GEM loans are applied to principal and have the effect of shortening the term to maturity; the GEM loans do not permit negative amortization. HMN currently offers two GEM programs, one with a contractual maturity of approximately 15 years and one with a contractual maturity of approximately 19 years. The GEMs are generally priced based upon loans with similar contractual maturities. The GEMs have been popular with consumers who anticipate future increases in income and who desire an amortization schedule of less than 30 years. HMN believes that GEMs may increase in popularity in the future if interest rates rise and consumers are less easily able to afford the higher monthly payments required by 15-year, fixed-rate loans.

     HMN has also originated a limited number of fixed-rate loans with terms up to 30 years which are insured by the Federal Housing Authority ("FHA"). Commencing in 1994, HMN began to sell all 30-year, fixed-rate FHA-insured loans originated with servicing released. See "- Originations, Purchases and Sales of Loans and Mortgage-Backed Securities and Related Securities."

     In underwriting one-to-four family residential real estate loans, HMN evaluates both the borrower's ability to make principal, interest and escrow payments, the value of the property that will secure the loan and debt to income ratios. Properties securing one-to-four family residential real estate loans made by HMN are appraised by independent fee appraisers or by HMN's staff appraiser. HMN originates residential mortgage loans with loan-to-value ratios of up to 95% for owner-occupied homes and up to 50% for non-owner occupied homes; however, private mortgage insurance is required to reduce HMN's exposure to 80% or less. HMN generally seeks to underwrite its loans in accordance with secondary market standards.

     HMN's residential mortgage loans customarily include due-on-sale clauses giving the it the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the property subject to the mortgage and the loan is not repaid.

     CONSTRUCTION LENDING. HMN makes construction loans to individuals for the construction of their residences, and to a much lesser extent, to builders for the construction of one-to-four family residences. It also makes a very limited number of loans to builders for houses built on speculation. The loan policy limits the total amount of construction loans outstanding at one time to 2.0% of assets. At December 31, 1996, HMN had $3.5 million of construction loans outstanding representing 1.0% of HMN's total loan portfolio.

     Almost all loans to individuals for the construction of their residences are structured as permanent loans. Such loans are made on the same terms as residential loans, except that during the construction phase, which typically lasts up to seven months, the borrower pays interest only. The borrower also pays a construction fee up to $800 at the time of origination. Residential construction loans are underwritten pursuant to the same guidelines used for originating residential loans on existing properties.

     Construction loans to builders or developers of one-to-four family residences generally carry terms of up to 15 years with a construction phase of up to seven months. Such loans generally do not permit the payment of interest from loan proceeds. At December 31, 1996, HMN had $134,000 of construction loans to builders or developers. While it anticipates that it will continue to engage in this type of lending from time to time in the future, HMN currently expects that its total volume at any one time will be limited.

     Construction loans to owner occupants are generally made in amounts of up to 95% of the lesser of cost or appraised value, but no more than 85% of the loan proceeds can be disbursed until the building is completed. The loan-to-value ratios on loans to builders are limited to 70%. Prior to making a commitment to fund a construction loan, HMN requires an appraisal of the property and financial data and verification of income on the borrower. It generally obtains personal guarantees for substantially all of its construction loans to builders. Personal financial statements of guarantors are also obtained as part of the loan underwriting process. All construction loans have been located in HMN's market area.

     Construction loans are obtained principally through continued business from builders and developers who have previously borrowed from the Bank, as well as referrals from existing customers and walk-in customers. The application process includes a submission to the Bank of accurate plans, specifications and costs of the project to be constructed. These items are used as a basis to determine the appraised value of the subject property.

     The nature of construction loans is such that they are more difficult to evaluate and monitor. The risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value upon completion of the project and the estimated cost (including interest) of the project. If the estimate of value proves to be inaccurate, HMN may be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment and/or the possibility of having to make substantial investments to complete and sell the project. Because defaults in repayment may not occur during the construction period it may be difficult to identify problem loans at an early stage. In such cases, HMN may be required to modify the terms of the loan.

     COMMERCIAL REAL ESTATE AND MULTI-FAMILY LENDING.   HMN originates permanent
commercial real estate and multi-family loans secured by properties located in its market area. It also purchases commercial real estate loans outside of its market area that are guaranteed by the Small Business Administration ("SBA") or originated by other third parties. At December 31, 1996, HMN had $7.9 million in commercial real estate loans, representing 2.2% of HMN's total loan portfolio, and $280,000 in multi-family loans, or 0.1% of its total loan portfolio.


     The commercial real estate and multi-family loan portfolio includes loans secured by motels, apartment buildings, churches, small office buildings, small business facilities, nursing homes and other non-residential building properties, substantially all of which are located within HMN's market area.

     Permanent commercial real estate and multi-family loans are generally originated for a maximum term of

20 years and generally have adjustable interest rates. Prior to 1995 commercial real estate and multi-family loans could have either a fixed interest rate or an adjustable interest rate. Commercial real estate and multi-family loans are written in amounts of up to 70% of the lesser of the appraised value of the property or the purchase price and must have a debt service coverage ratio of at least 125%. The debt service coverage is the ratio of net cash from operations before payment of debt to debt service. HMN does not originate construction loans secured by commercial or multi-family real estate.

     Appraisals on properties serving commercial real estate and multi-family loans originated by HMN are performed by independent appraisers prior to the time the loan is made. Generally all appraisals on commercial and multi-family real estate are reviewed by a member of the Bank's Loan Committee. The Bank's underwriting procedures require verification of the borrower's credit history, income and financial statements, banking relationships, references and income projections for the property. It also requires personal guarantees from the borrowers. In addition, HMN performs an annual on-site inspection on collateral properties for loans with balances in excess of $250,000.

     At December 31, 1996, HMN's two largest commercial real estate loans totaled $940,000 and $910,000. The first loan was secured by a motel located in Rochester, Minnesota near the Mayo Clinic. The second commercial real estate loan was also secured by a motel located in HMN's market area. Both of these loans were performing at December 31, 1996.

     Multi-family and commercial real estate loans generally present a higher level of risk than loans secured by one-to-four family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family and commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired. At December 31, 1996, HMN had one commercial real estate loan totaling $83,000 and no multi-family loans which were 90 days or more delinquent.

     CONSUMER LENDING. HMN originates a variety of different types of consumer loans, including home equity loans (open-end and closed-end), education, automobile, home improvement, deposit account and other loans for household and personal purposes. At December 31, 1996, consumer loans totaled $20.9 million, or 5.9% of total loans outstanding.

     Consumer loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower. HMN's consumer loans are made at fixed and adjustable interest rates, with terms of up to 20 years for secured loans and up to three years for unsecured loans.

     HMN's home equity loans are written so that the total commitment amount, when combined with the balance of any other outstanding mortgage liens, may not exceed 90% of the appraised value of the property. The closed-end home equity loans are written with fixed or adjustable rates with terms of up to 15 years. The open-end home equity loans are written with an adjustable rate with terms of up to 20 years, a 10 year draw period which requires "interest only" payments and a 10 year repayment period which fully amortizes the outstanding balance. The consumer may access the open-end home equity loan either by making a withdrawal at the Bank or writing a check on the home equity line of credit account. At December 31, 1996, HMN's equity loans totaled $17.8 million, or 5.0% of the total loan portfolio.

     The underwriting standards employed by the Bank for consumer loans include a determination of the applicant's payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount. Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At December 31, 1996, $7,300 or .03% of the consumer loan portfolio was non-performing. There can be no assurance that delinquencies will not increase in the future.

     COMMERCIAL BUSINESS LENDING. In order to satisfy the demand for financial services available to individuals and businesses in its market area, HMN has maintained a portfolio of commercial business loans primarily to small retail operations, small manufacturing concerns and professional firms. Most of HMN's commercial business loans have terms ranging from six months to five years and carry fixed interest rates. HMN's commercial business loans generally include personal guarantees and are usually, but not always, secured by business assets such as inventory, equipment, fixtures, real estate and accounts receivables. The underwriting process for commercial business loans includes consideration of the borrower's financial statements, tax returns, projections of future business operations and inspection of the subject collateral, if any. At December 31, 1996, HMN had $2.3 million of commercial business loans outstanding, or 0.7% of the total loan portfolio. In addition, on that date, HMN had $20,000 of letters of credit outstanding.

     Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

     At December 31, 1996, there was one delinquent commercial business loan totaling $13,000 that was over 90 days delinquent.

ORIGINATIONS, PURCHASES AND SALES OF LOANS AND MORTGAGE-BACKED AND RELATED SECURITIES

     Real estate loans are generally originated by HMN's staff of salaried and commissioned loan officers. Loan applications are taken and processed in all branch offices.

     While HMN originates both fixed and adjustable-rate loans, its ability to originate loans is dependent upon the relative customer demand for loans in its market. Demand is affected by the interest rate environment. During the last several years, the dollar volume of conventional fixed-rate, one-to-four family loans has exceeded the dollar volume of GEMs and ARMs. Currently, substantially all residential mortgage loans originated are retained in the loan portfolio except 30 year fixed rate loans.

     From time to time, in order to supplement loan demand in HMN's market area and geographically diversify its loan portfolio, HMN purchases real estate loans from selected sellers, with yields based upon current market rates. HMN carefully reviews and underwrites all loans to be purchased to ensure that they meet HMN's underwriting standards. The seller continues to service these purchased loans. During 1996, HMN originated $56.7 million of real estate and consumer loans and it purchased $55.8 million of single family residential loans originated outside of its market area. The majority of the purchased loans have interest rates that are fixed for a one, three or five year period and then
adjust annually thereafter or were seasoned fixed rate loans.   All purchased
loans are reviewed to determine that each loan meets certain underwriting requirements. Refer to Note 6 of the Notes to Consolidated Financial Statements in the Annual Report for more information on purchased loans.

     HMN has substantial holdings of mortgage-backed and related securities which are held, depending on the investment intent, in the "available for sale" or "held to maturity" portfolios. During 1996, the Bank purchased $7.3 million of mortgaged-backed securities and $50.3 million of mortgage-related securities, primarily CMOs. See "- Investment Activities." During the same period, HMN sold $81.1 million of mortgage-backed and related securities.

     The following table shows the loan and mortgage-backed and related securities origination, purchase, sale and repayment activities of HMN for the periods indicated.



(DOLLARS IN THOUSANDS)                                             Year Ended December 31,
LOANS                                                        1996           1995           1994
                                                           --------------------------------------
ORIGINATIONS BY TYPE:
--------------------
 Adjustable-rate:
 Real estate - one-to-four family...................... $   5,441          2,117          8,891
     - multi-family....................................       ---             58            ---
     - construction or development.....................       916            691          2,822
 Non-real estate - consumer............................    12,012          4,575            962
                                                         --------       --------       --------
     Total adjustable-rate.............................    18,369          7,441         12,675
                                                         --------       --------       --------
 Fixed-rate:
  Real estate - one-to-four family.....................    27,036         23,565         23,032
     - multi-family....................................       145            ---            ---
     - commercial......................................        30            150            ---
     - construction or development.....................     6,181          4,847          3,305
  Non-real estate - consumer...........................     4,583          7,267          7,418
       - commercial business...........................       430            610            685
                                                         --------       --------       --------
   Total fixed-rate....................................    38,405         36,439         34,440
                                                         --------       --------       --------
   Total loans originated..............................    56,774         43,880         47,115
                                                         --------       --------       --------
PURCHASES:
---------
 Real estate - one-to-four family......................    55,839         47,136         17,213
 Commercial real estate guaranteed by SBA..............       ---            946          4,073
 Non-real estate - commercial business.................     1,500            ---            ---
                                                         --------       --------       --------
     Total purchased...................................    57,339         48,082         21,286

SALES AND REPAYMENTS:
--------------------
 Real estate - one-to-four family......................     2,310          2,414            ---
 Non-real estate - consumer............................       176          1,791            ---
                                                         --------       --------       --------
     Total sales.......................................     2,486          4,205            ---
 Loans securitized and transferred to securities.......    15,441            ---            ---
                                                         --------       --------       --------
 Transfers to loans held for sale......................     1,407            ---            ---
                                                         --------       --------       --------
 Principal repayments..................................    58,262         39,215         39,419
                                                         --------       --------       --------
     Total reductions..................................    77,596         43,420         39,419
                                                         --------       --------       --------
 Decrease in other items, net..........................    (2,990)        (3,310)        (4,242)
                                                         --------       --------       --------
     Net increase......................................  $ 33,527         45,232         24,740
                                                         --------       --------       --------
                                                         --------       --------       --------
MORTGAGE-BACKED AND RELATED SECURITIES
  Loans securitized and transferred to securities......   $15,441            ---            ---

PURCHASES:
---------
 Mortgage-backed securities:(1)
  Adjustable-rate......................................       ---            ---         20,297
  Fixed-rate...........................................     7,266         10,139         17,562
 CMOs and REMICs:
  Adjustable-rate......................................     6,527         55,321          5,483
  Fixed-rate...........................................    43,831         11,881         42,725

                                                         --------       --------       --------
     Total Purchases...................................    57,624         77,341         86,067
                                                         --------       --------       --------
SALES:
-----
 Mortgage-backed securities:(1)
  Adjustable-rate......................................       ---         23,073            ---
  Fixed-rate...........................................    24,786         11,953          8,373
 CMOs and REMICs:
  Adjustable-rate......................................    23,876          9,008            ---
  Fixed-rate...........................................    32,487         13,681          7,847
                                                         --------       --------       --------
     Total Sales.......................................    81,149         57,715         16,220
                                                         --------       --------       --------
PRINCIPAL REPAYMENTS:
--------------------
 Decrease in other items, net..........................    28,915          4,440         45,355
                                                         --------       --------       --------
  Net increase (decrease)..............................  $(36,999)        15,186         24,492
                                                         --------       --------       --------
                                                         --------       --------       --------

(1) Consists of pass-through securities.


DELINQUENCIES AND NON-PERFORMING ASSETS

     DELINQUENCY PROCEDURES. When a borrower fails to make a required payment on a loan, HMN attempts to cure the delinquency by contacting the borrower. A late notice is sent on all loans over 16 days delinquent. Additional written and verbal contacts may be made with the borrower between 30 and 60 days after the due date. If the loan is contractually delinquent 90 days, HMN usually sends a 30-day demand letter to the borrower and, after the loan is contractually delinquent 120 days, institutes appropriate action to foreclose on the property. If foreclosed, the property is sold at a sheriff's sale and may be purchased by HMN. Delinquent consumer loans are generally handled in a similar manner. HMN's procedures for repossession and sale of consumer collateral are subject to various requirements under Minnesota consumer protection laws.

     Real estate acquired by HMN as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate in judgement for six months to one year and thereafter as real estate owned until it is sold. When property is acquired or expected to be acquired by foreclosure or deed in lieu of foreclosure, it is recorded at the lower of cost or estimated fair value, less the estimated cost of disposition. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of fair value less disposition cost.

     The following table sets forth HMN's loan delinquencies by type, by amount and by percentage of type at December 31, 1996.


                                          Loans Delinquent For:
                            -------------------------------------------------              Total Delinquent
                                  60-89 Days                 90 Days and Over                    Loans
                            ----------------------      --------------------------     --------------------------
                                             Percent                        Percent                      Percent
                                             of Loan                        of Loan                      of Loan
(DOLLARS IN THOUSANDS)    Number    Amount  Category    Number   Amount    Category    Number   Amount  Category
                          ------    ------  --------    ------   ------    --------    ------   ------  --------
One-to-four family
real estate............      8     $ 257     0.08%         6    $  235     0.07%        14    $  492     0.15%
Multi-family...........    ---       ---      ---        ---       ---      ---        ---       ---      ---
Commercial.............    ---       ---      ---          1        83     1.05          1        83     1.05
Construction or
 development...........    ---       ---      ---        ---       ---      ---        ---       ---      ---
Consumer...............      2        16     0.08          5         7     0.03          7        23     0.11
Commercial
 business..............      1        43     1.83          1        13     0.55          2        56     2.39
                         -----     -----               -----    ------               -----    ------
    Total..............     11     $ 316     0.09%        13    $  338     0.09%        24    $  654     0.18%
                         -----     -----               -----    ------               -----    ------
                         -----     -----               -----    ------               -----    ------


     CLASSIFICATION OF ASSETS. Federal regulations require that each savings institution classify its own assets on a regular basis. In addition, in connection with examinations of savings institutions, OTS and FDIC examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets:
Substandard, Doubtful and Loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of Substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as Loss is considered uncollectible and of such little value that continuance as an asset on the balance sheet of the institution is not warranted. Assets classified as Substandard or Doubtful require the institution to establish prudent general allowances for loan losses. If an asset or portion thereof is classified as Loss, the institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified as Loss, or charge off such amount. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the District Director of the OTS. On the basis of management's review of its assets, at December 31, 1996, the Bank had classified a total of $493,000 of its loans and other assets as follows:


                                                          Commercial Real
                          One-to-Four    Construction or     Estate and                    Commercial
(DOLLARS IN THOUSANDS)      Family         Development      Multi-Family      Consumer      Business
                          ----------     ---------------   --------------     --------     ----------
Substandard .............   $   312            ---             83                26              71
Doubtful ................       ---            ---            ---                ---            ---
Loss ....................       ---            ---            ---                 1             ---
                                ---            ---            ---                ---            ---
     Total ..............   $   312            ---             83                27              71
                                ---            ---            ---                ---            ---


     The Bank's classified assets consist of the non-performing loans and loans and other assets of concern discussed herein. As of the date hereof, these asset classifications are materially consistent with those of the OTS and FDIC.

     NON-PERFORMING ASSETS.    Loans are reviewed quarterly and any loan whose
collectibility is doubtful is placed on non-accrual status. Loans are placed on nonaccrual status when either principal or interest is 90 days or more past due, unless, in the judgment of management, the loan is well collateralized and in the process of collection. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. Restructured loans include the Bank's troubled debt restructurings (which involved forgiving a portion of interest or principal on any loans or making loans at a rate materially less than the market rate). Foreclosed assets include assets acquired in settlement of loans. The following table sets forth the amounts and categories of non-performing assets in the Bank's portfolio.



                                                                   December 31,
                                      --------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                   1996           1995           1994           1993           1992
                                        ------         ------         ------         ------         ------
Non-accruing loans:
 Real estate:
   One-to-four family................. $  235            196            178             80            524
   Multi-family.......................    ---            ---            ---            ---            ---
   Commercial real estate.............     83             85            ---            ---            ---
   Consumer...........................      7             32             57             58             81
   Commercial business................     13            128            ---            ---            ---
                                          ---            ---            ---            ---            ---
     Total............................    338            441            235            138            605
                                          ---            ---            ---            ---            ---

Accruing loans delinquent 90
 days or more:
  One-to-four family..................    ---            ---            ---             23            ---

Restructured loans:
  Multi-family........................    ---             94            199            ---            280

Foreclosed assets:
 Real estate:
   One-to-four family.................     23            315             64            316            ---
   Commercial real estate.............    ---            ---            ---             95             99
   Construction or development........    ---            ---            ---            ---             88
   Consumer...........................    ---            ---            ---             10            ---
                                       ------         ------         ------         ------         ------
     Total............................     23            315             64            421            187
                                       ------         ------         ------         ------         ------
Total non-performing assets........... $  361            850            498            582          1,072
                                       ------         ------         ------         ------         ------
                                       ------         ------         ------         ------         ------
Total as a percentage of total
 assets...............................  0.07%          0.16%          0.10%          0.14%          0.26%

Total non-performing loans............ $  338         $  535         $  434         $  161         $  885
                                       ------         ------         ------         ------         ------
                                       ------         ------         ------         ------         ------
Total as a percentage of total
 loans receivable, net................  0.10%          0.17%          0.16%          0.07%          0.37%
                                       ------         ------         ------         ------         ------
                                       ------         ------         ------         ------         ------



     For the year ended December 31, 1996, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $34,638. The amounts that were included in interest income on such loans in 1996 were $21,139.

     Total non-performing assets were $361,000 at December 31, 1996, a decrease of $489,000, compared to

$850,000 at December 31, 1995. The decrease in non-performing assets is the result of the sale of foreclosed assets of $315,000, the charge-off of $72,000 of commercial loans, and the normal inflow and outflow of delinquent loans caused by borrowers getting behind on their payments and then bringing the loans current again.

     Total non-performing assets were $850,000 at December 31, 1995, an increase of $352,000, compared to $498,000 at December 31, 1994. The increase was principally the result of foreclosing on $315,000 of one-to-four family real estate, troubled commercial business loans of $128,000, and $85,000 of troubled commercial real estate.

     OTHER LOANS OF CONCERN. In addition to the non-performing assets set forth in the table above, as of December 31, 1996 there were $132,000 loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the secured properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

     Management has considered the Bank's non-performing and "of concern" assets in establishing its allowance for loan losses.

     ALLOWANCE FOR LOSSES ON LOANS. The following table sets forth an analysis of the Bank's allowance for loan losses for the year ended:


(DOLLARS IN THOUSANDS)                          1996           1995           1994           1993           1992
                                               ------         ------         ------         ------         ------
Balance at beginning of year ..............  $  2,191          1,893          1,489            831            883

CHARGE-OFFS
 Real estate:
  One-to-four family ......................       ---             (1)            (6)            (1)           (25)
  Multi-family ............................       (88)           ---            ---            ---           (185)
  Commercial real estate ..................       ---            ---            ---            ---             (7)
  Construction or development .............       ---            ---            ---            ---            (70)
  Consumer ................................        (1)           ---            ---             (1)            (1)
  Commercial business .....................       (61)            (1)           ---            ---            ---
                                             --------       --------        -------       --------       --------
                                                 (150)            (2)            (6)            (2)          (288)
                                             --------       --------        -------       --------       --------
RECOVERIES
 Real estate:
  One-to-four family ......................       ---            ---            ---            ---              2
  Commercial real estate ..................       ---            ---            ---            ---            ---
  Consumer ................................       ---            ---            ---            ---              1
                                             --------       --------        -------       --------       --------
                                                  ---            ---            ---            ---              3
                                             --------       --------        -------       --------       --------

Net charge-offs ...........................      (150)            (2)            (6)            (2)          (285)
Additions charged to operations ...........       300            300            410            660            233
                                             --------       --------        -------       --------       --------
Balance at end of year ....................    $2,341          2,191          1,893          1,489            831
                                             --------       --------        -------       --------       --------
                                             --------       --------        -------       --------       --------

Ratio of net charge-offs during the year to
 average loans outstanding during the
 year .....................................     0.05%            ---            ---            ---          0.12%
                                             --------       --------        -------       --------       --------
                                             --------       --------        -------       --------       --------

Ratio of allowance for losses on loans to
 total non-performing loans, at end of
 year .....................................   692.60%        409.13%        436.52%        924.84%         93.90%
                                             --------       --------        -------       --------       --------
                                             --------       --------        -------       --------       --------


     The distribution of the Bank's allowance for losses on loans at the dates indicated is summarized as follows:


                                                                 December 31,
                                 -----------------------------------------------------------------------------
                                          1996                      1995                      1994
                                      ------------              ------------              ------------
                                               Percent                   Percent                 Percent
                                               of Loans                 of Loans                 of Loans
                                               in Each                   in Each                 in Each
                                               Category                 Category                 Category
                                               to Total                  to Total                to Total
(DOLLARS IN THOUSANDS)             Amount       Loans       Amount       Loans       Amount       Loans
                                   ------       ------      ------      -------     ------       -------
Real Estate:
  One-to-four family .......... $    496        90.19%    $    452        90.62%    $    475        92.18%
  Multi-family ................        8         0.08           21         0.11           21         0.14
  Commercial real estate.......      113         2.22          125         2.71          128         1.80
  Construction or development .      104         0.98          153         1.58           84         1.31
  Consumer ....................      473         5.87          286         4.66          280         4.14
  Commercial business .........       29         0.66           37         0.32           27         0.43
  Unallocated .................    1,118          ---        1,117          ---          878          ---
                                  ------       ------       ------       ------       ------       ------
     Total .................... $  2,341       100.00%    $  2,191       100.00%    $  1,893       100.00%
                                  ------       ------       ------       ------       ------       ------
                                  ------       ------       ------       ------       ------       ------


                                                  December 31,
                                 ------------------------------------------------
                                         1993                    1992
                                     ------------            ------------
                                            Percent                     Percent
                                            of Loans                    of Loans
                                            in Each                      in Each
                                            Category                    Category
                                            to Total                    to Total
(DOLLARS IN THOUSANDS)           Amount      Loans         Amount         Loans
                                 ------      -----         ------        -------
Real Estate:
  One-to-four family ..........  $    374    92.18%      $    208          89.86%
  Multi-family ................        10     0.14             18           0.28
  Commercial real estate.......       140     1.80            198           2.61
  Construction or development .         1     1.31              2           2.76
  Consumer ....................       234     4.14            173           4.02
  Commercial business .........        30     0.43             32           0.47
  Unallocated .................       700     ---             200            ---
                                   ------   ------         ------         ------
     Total ....................  $  1,489   100.00%      $    831         100.00%
                                   ------   ------         ------         ------
                                   ------   ------         ------         ------


     The allowance for losses on loans is established through a provision for losses on loans charged to earnings based on management's evaluation of the risk inherent in its entire loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which includes a review of all loans of which full collectibility may not be reasonably assured, considers specific occurrences, general and local economic conditions, loan portfolio composition, historical and local experience and other factors that warrant recognition in providing for an adequate allowance for loan losses. In determining the general reserves under these policies, historical charge-offs and recoveries, changes in the mix and levels of the various types of loans, the general level of non-performing assets and the anticipated net realizable values, the current loan portfolio and current economic conditions are considered. The Bank also requires additional reserves for all classified loans.

     While management believes that it uses the best information available to determine the allowance for losses on loans, unforeseen market conditions could result in adjustments to the allowance for losses on loans, and net earnings could be significantly affected, if circumstances differ substantially from the assumptions used in making the final determination.

INVESTMENT ACTIVITIES

     HMN and the Bank utilize the available for sale securities portfolio in virtually all aspects of asset/liability management strategy. In making investment decisions, the Investment/Asset - Liability Committee considers, among other things, the yield and interest rate objectives, the credit risk position and the projected cash flow requirements.

     The Bank must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At December 31, 1996, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 12.48%. The Bank's level of liquidity is a result of management's asset/liability strategy. See "Regulation
- Liquidity."

     SECURITIES. Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly.

     The investment strategy of HMN and the Bank has been directed toward a mix of high-quality assets (primarily government and agency obligations) with short and intermediate terms to maturity. At December 31, 1996, HMN did not own any investment securities of a single issuer which exceeded 10% of HMN's stockholder's equity other than U.S. government or federal agency obligations.

     The Bank invests a portion of its liquid assets in interest-earning overnight deposits of the Federal Home Loan Bank ("FHLB") of Des Moines and various money market mutual funds. Other investments include high grade medium-term (up to three years) corporate debt securities, medium-term federal agency notes, and a variety of other types of mutual funds which invest in adjustable-rate, mortgage-backed securities, asset-backed securities, repurchase agreements and U.S. Treasury and agency obligations. HMN invests in the same type of investment securities as the Bank and also invests in taxable and tax exempt municipal obligations and corporate equities such as preferred and common stock. See Notes 4 and 5 of the Notes to Consolidated Financial Statements in the Annual Report for additional information regarding HMN's securities portfolio.

     On January 1, 1994, the Bank adopted Statement of Financial Accounting Standards No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. See Note 2 of the Notes to Consolidated Financial Statements in the Annual Report for the impact of adopting the accounting standard.

     The following table sets forth the composition of HMN's securities portfolio, excluding mortgage-backed and related securities, at the dates indicated.


                                                    December 31,
                                         ---------------------------------------------------
                                                        1996
                                         ------------------------------------
                                         Amortized       Adjusted      Market        % of
(DOLLARS IN THOUSANDS)                     Cost             To         Value        Total
                                           -----           -----       ------       -----
Securities available for sale:
  U.S. government and agency
obligations ..........................   $   29,600         (322)      29,278       49.93%

  Municipal obligations ..............          ---          ---          ---         ---
  Corporate debt .....................        1,091            1        1,092        1.86
  Corporate equity(1) ................        7,796          386        8,182       13.96
  Stock of federal agencies(1)........        3,874           49        3,923        6.69
Securities held to maturity:
  U.S. agency obligations ............          ---                       ---         ---
  Municipal obligations ..............          ---                       ---         ---
  Corporate debt .....................        1,000                     1,001        1.71
                                         ----------                 ---------      -------
    Subtotal .........................       43,361                    43,476       74.15
FHLB stock ...........................        5,434                     5,434        9.27
                                         ----------                 ---------      -------
    Total investment securities
     and FHLB stock ..................       48,795                    48,910       83.42
                                         ----------                 ---------      -------
Average remaining life of investment
securities excluding FHLB stock ......    3.4 years

Other Interest-Earning Assets:
  Cash equivalents ...................        9,718                     9,718       16.58
    Total ............................   $   58,513                    58,628      100.00%
                                         ----------                 ---------      -------
                                         ----------                 ---------      -------

Average remaining life or term
 to repricing of investment securities
 and other interest-earning assets,
 excluding FHLB stock ................    2.8 years



                                                    December 31,
                                         ---------------------------------------------------
                                                         1995
                                            ---------------------------------
                                            Amortized    Adjusted      Market        % of
(DOLLARS IN THOUSANDS)                        Cost          To         Value        Total
                                              -----        -----       ------       -----
Securities available for sale:
  U.S. government and agency
obligations ..........................    $   21,896         (566)      21,330       50.58%

  Municipal obligations ..............         1,600            1        1,601        3.80
  Corporate debt .....................           851            9          860        2.04
  Corporate equity(1) ................         6,898          174        7,072       16.77
  Stock of federal agencies(1)........         1,004           37        1,041        2.47
Securities held to maturity:
  U.S. agency obligations ............           ---                       ---         ---
  Municipal obligations ..............           228                       229        0.54
  Corporate debt .....................         2,999                     2,995        7.10
                                          ----------                 ---------      -------
    Subtotal .........................        35,476                    35,128       83.30
FHLB stock ...........................         3,802                     3,802        9.02
    Total investment securities
     and FHLB stock ..................        39,278                    38,930       92.32
                                          ----------                 ---------      -------
Average remaining life of investment
securities excluding FHLB stock ......     3.0 years


Other Interest-Earning Assets:
  Cash equivalents ...................         3,238                     3,238        7.68
    Total ...........................        $42,516                    42,168      100.00%
                                          ----------                 ---------      -------
                                          ----------                 ---------      -------
Average remaining life or term
 to repricing of investment securities
 and other interest-earning assets,
 excluding FHLB stock ................     2.7 years



                                                    December 31,
                                         ---------------------------------------------------
                                                        1994
                                          ---------------------------------
(DOLLARS IN THOUSANDS)                    Amortized    Adjusted      Market        % of
                                            Cost          To         Value        Total
                                            -----        -----        -----        -----
Securities available for sale:
  U.S. government and agency
obligations ..........................    $  23,823       (2,266)   $  21,557       43.20%

  Municipal obligations ..............        3,001          (36)       2,965        5.94
  Corporate debt .....................          701          (10)         691        1.38
  Corporate equity(1) ................        5,610         (600)       5,010       10.04
  Stock of federal agencies(1)........        1,004          (20)         984        1.97
Securities held to maturity:
  U.S. agency obligations ............        2,000                     1,945        3.90
  Municipal obligations ..............          ---                       ---         ---
  Corporate debt .....................        6,008                     5,875       11.77
                                         ----------                 ---------      -------
    Subtotal .........................       42,147                    39,027       78.20
FHLB stock ...........................        3,039                     3,039        6.09
                                         ----------                 ---------      -------
     and FHLB stock ..................       45,186                    42,066       84.29
                                         ----------                 ---------      -------
Average remaining life of investment
securities excluding FHLB stock ......    2.4 years


Other Interest-Earning Assets:
  Cash equivalents ...................        7,842                     7,842       15.71%
    Total ...........................     $  53,028                    49,908      100.00%
                                         ----------                 ---------      -------
                                         ----------                 ---------      -------

Average remaining life or term
 to repricing of investment securities
 and other interest-earning assets,
 excluding FHLB stock ................    2.0 years


(1)Average life assigned to corporate equity holdings and stock of federal agencies is five years.

     The composition and maturities of the securities portfolio, excluding FHLB stock, mortgage-backed and other related securities, are indicated in the following table.



                                                         December 31, 1996
                                  --------------------------------------------------------------------------
                                 Less Than     1 to 5      5 to 10     No Stated                  Total
                                   1 Year       Years        Years      Maturity                 Securities
                                 ----------   ----------   ----------   ----------   ---------------------------------
                                 Amortized    Amortized    Amortized    Amortized    Amortized    Adjusted      Market
(DOLLARS IN THOUSANDS)              Cost         Cost         Cost         Cost         Cost          To         Value
                                 ---------   ----------   ----------  -----------   ---------    ---------    --------
Securities available for sale:
  U.S. government securities... $  2,150       27,450          ---          ---       29,600         (322)      29,278
  Corporate debt...............      200          476          415          ---        1,091            1        1,092
  Corporate equity.............      ---          ---          ---        7,796        7,796          386        8,182
  Stock of federal agencies....      ---          ---          ---        3,874        3,874           49        3,923
Securities held to maturity:
  Corporate debt...............    1,000          ---          ---          ---        1,000            1        1,001
                                   -----        -----         ----        -----       ------                    ------
Total stock.................... $  3,350       27,926          415       11,670       43,361                    43,476
                                   -----       ------        -----       ------       ------                    ------
                                   -----       ------        -----       ------       ------                    ------

Weighted average yield.........     5.93%        6.00%        9.02%        5.92%        6.00%
                                    ----         ----         ----         ----         ----
                                    ----         ----         ----         ----         ----


     MORTGAGE-BACKED AND RELATED SECURITIES. In order to supplement loan production (particularly those of interest rate sensitive loans) and achieve its asset/liability management goals, HMN invests in mortgage-backed and related securities. All of the mortgage-backed and related securities owned by HMN are issued, insured or guaranteed either directly or indirectly by a federal agency or are rated "AA" or higher. At December 31, 1996, HMN had $135.2 million of mortgage-backed and related securities (including $133.4 million securities available for sale).

     At December 31, 1996 HMN had $43.5 million invested in CMOs which have floating interest rates that change either monthly or quarterly compared to $69.8 million at December 31, 1995. HMN decreased its investment in floating rate CMOs in order to invest in mortgage loans and fund the purchase of HMN common stock.

     The projected weighted average life of the $102.4 million fixed rate CMO and mortgage-backed security portfolio is approximately 4.0 years using median prepayment speeds projected by the Bloomberg security system. The contractual maturities of the mortgage-backed and related securities portfolio without any prepayment assumptions at December 31, 1996 is as follows:


                                                                                                  December 31,
                                                                                                     1996
                                           5 Years        5 to 10       10 to 20        Over 20     Balance
(DOLLARS IN THOUSANDS)                     or Less         Years          Years          Years    Outstanding
                                           -------        -------       --------        -------  -------------
Securities available for sale:
  Federal Home Loan Mortgage Corporation.. $   ---            315          1,081            412          1,808
  Federal National Mortgage Association...     ---            ---            462            522            984
  Collateralized Mortgage Obligations.....   2,625          3,483         26,380         98,075        130,563

Securities held to maturity:
  Federal Home Loan Mortgage Corporation..     467            194            690             53          1,404
  Federal National Mortgage Association...      60             98            ---            ---            158
  Other mortgage-backed securities........     ---            ---            ---            244            244
                                           -------         ------        -------        -------        -------

     Total................................ $ 3,152          4,090         28,613         99,306        135,161
                                           -------         ------        -------        -------        -------
                                           -------         ------        -------        -------        -------

  Weighted average yield..................    6.72%          7.98%          7.11%          6.93%          6.99%
                                              ----           ----           ----           ----           ----
                                              ----           ----           ----           ----           ----


     At December 31, 1996, HMN did not have any non-agency mortgage-backed or related securities in excess of 10% of its stockholders' equity, except for an $11.9 million collateralized mortgage obligation issued by Bear Stearns with an AAA rating by Moody's.

     CMOs are securities derived by reallocating the cash flows from mortgage-backed securities or pools of mortgage loans in order to create multiple classes, or tranches, of securities with coupon rates and average lives that differ from the underlying collateral as a whole. The terms to maturity of any particular tranche is dependent upon the prepayment speed of the underlying collateral as well as the structure of the particular CMO. Although a significant proportion of HMN's CMOs are in tranches which have been structured (through the use of cash flow priority and "support" tranches) to give somewhat more predictable cash flows, the cash flow and hence the value of CMOs is subject to change.

     To assess price volatility, the Federal Financial Institutions Examination Council ("FFIEC") adopted a policy in 1992 which requires an annual "stress" test of mortgage derivative securities. This policy, which has been adopted by the OTS, requires the Bank to annually test its CMOs and other mortgage-related securities to determine whether they are "high-risk" or "nonhigh-risk
securities".   At December 31, 1996, the Bank had $17.4 million of CMO's which were classified as high-risk securities under the OTS guidelines.

     Mortgage-backed and related securities can serve as collateral for borrowings and, through sales and repayments, as a source of liquidity. In addition, mortgage-backed and related securities available for sale can be sold to respond to changes in economic conditions. For information regarding the carrying and market values of HMN's mortgage-backed and related securities portfolio, see Notes 4 and 5 of the Notes to Consolidated Financial Statements in the Annual Report.

SOURCES OF FUNDS

     GENERAL. The Bank's primary sources of funds are deposits, payments (including prepayments) of loan principal, interest earned on loans and securities, repayments of securities, borrowings and other funds provided from operations.

     DEPOSITS. The Bank offers a variety of deposit accounts having a wide range of interest rates and terms. The Bank's deposits consist of passbook, NOW, money market, non-interest bearing checking and certificate accounts (including individual retirement accounts). The Bank relies primarily on competitive pricing policies and customer service to attract and retain these deposits.

     The variety of deposit accounts offered by the Bank has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. As customers have become more interest rate conscious, the Bank has become more susceptible to short-term fluctuations in deposit flows. The Bank manages the pricing of its deposits in keeping with its asset/liability management, profitability and growth objectives. Based on its experience, the Bank believes that its passbook and NOW accounts are relatively stable sources of deposits. However, the ability of the Bank to attract and maintain certificate deposits, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

     The following table sets forth the savings flows at the Bank during the periods indicated.



                                                          Year Ended December 31,
                                               --------------------------------------
          (DOLLARS IN THOUSANDS)                   1996           1995           1994
                                                -------       --------       --------
          Opening balance................    $  373,539        350,575        353,581
          Deposits.......................       351,330        339,781        384,406
          Withdrawals....................       378,009        331,481        400,090
          Interest credited..............        15,617         14,664         12,678
                                                -------        -------        -------
            Ending balance...............       362,477        373,539        350,575
                                                -------        -------        -------

          Net increase (decrease)........    $  (11,062)        22,964         (3,006)
                                               --------        -------        -------
                                               --------        -------        -------

          Percent increase (decrease)....         (2.96)%         6.55%         (0.85)%
                                               --------        -------        -------
                                               --------        -------        -------

     The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Bank as of December 31:



                                                 1996                 1995                  1994
                                          --------------------  --------------------  --------------------
                                                      Percent               Percent               Percent
(DOLLARS IN THOUSANDS)                     Amount     of Total   Amount     of Total   Amount     of Total
TRANSACTIONS AND SAVINGS DEPOSITS(1):     --------    --------  --------    --------  --------    --------
Non-interest checking . . . . . . . . .   $   2,389      0.66%  $   2,505      0.67%  $   1,767      0.50%

NOW Accounts - 2.01%(2) . . . . . . . .      17,589      4.85      15,997      4.28      14,456      4.12

Passbook Accounts - 2.50% . . . . . . .      30,070      8.29      29,384      7.86      32,094      9.15

Money Market Accounts - 2.83% . . . . .      16,533      4.56      18,472      4.95      21,984      6.28
                                          --------- ---------   --------- ---------   ---------  --------

  Total Non-Certificates  . . . . . . .   $  66,581     18.36%  $  66,358     17.76%  $  70,301     20.05%
                                          --------- ---------   --------- ---------   ---------  --------





CERTIFICATES:
 3.00 -  3.99%  . . . . . . . . . . . .   $     425      0.12%  $       0      0.00%  $  19,431      5.54%
 4.00 -  4.99%  . . . . . . . . . . . .      22,553      6.22      22,440      6.01      72,449     20.67

 5.00 -  5.99%  . . . . . . . . . . . .     168,040     46.36     152,971     40.95     111,940     31.93

 6.00 -  6.99%  . . . . . . . . . . . .      76,704     21.16      89,754     24.03      40,597     11.58

 7.00 -  7.99%  . . . . . . . . . . . .      28,077      7.75      40,721     10.90      21,700      6.19

 8.00 -  8.99%  . . . . . . . . . . . .          96      0.03       1,294      0.35      12,061      3.44

 9.00 -  9.99%  . . . . . . . . . . . .           1       ---           1      0.00         462      0.13

 10.00% and over  . . . . . . . . . . .         ---       ---           0      0.00       1,634      0.47
                                          --------- ---------   --------- ---------   ---------  --------

  Total Certificates  . . . . . . . . .     295,896     81.64     307,181     82.24     280,274     79.95
                                          --------- ---------   --------- ---------   ---------  --------

     Total Deposits . . . . . . . . . .   $ 362,477    100.00%  $ 373,539    100.00%  $ 350,575    100.00
                                          --------- ---------   --------- ---------   ---------  --------%
                                          --------- ---------   --------- ---------   ---------  --------



-----------------------
(1)Reflects rates paid on transaction and savings deposits at December 31, 1996.
(2)The rate on NOW Accounts for 1995 and 1994 was 2.22%.

The following table shows rate and maturity information for the Bank's certificates of deposit as of December 31, 1996.


                                           3.00-       4.00-      5.00-       6.00-
(DOLLARS IN THOUSANDS)                     3.99%       4.99%      5.99%       6.99%
Certificate accounts maturing in quarter   -----       -----      -----       -----
ending:
March 31, 1996  . . . . . . . . . . . .  $      413    12,324      30,530      7,446

June 30, 1996 . . . . . . . . . . . . .          12     6,593      28,824      6,653

September 30, 1996  . . . . . . . . . .         ---     1,406      23,632      7,633

December 31, 1996 . . . . . . . . . . .         ---     1,635      14,098      4,257

March 31, 1997  . . . . . . . . . . . .         ---       403      13,262      7,952

June 30, 1997 . . . . . . . . . . . . .         ---        78      11,894     11,956

September 30, 1997  . . . . . . . . . .         ---        32      10,187      9,227

December 31, 1997 . . . . . . . . . . .         ---        55      10,568      1,044

March 31, 1998  . . . . . . . . . . . .         ---       ---       8,426      2,382

June 30, 1998 . . . . . . . . . . . . .         ---        27       4,758      2,351

September 30, 1998  . . . . . . . . . .         ---       ---       3,220      2,221

December 31, 1998 . . . . . . . . . . .         ---       ---         813        514

Thereafter  . . . . . . . . . . . . . .         ---       ---       7,828     13,068

                                            -------    -------    -------    -------

   Total  . . . . . . . . . . . . . . .  $      425     22,553    168,040     76,704
                                            -------    -------    -------    -------
                                            -------    -------    -------    -------


   Percent of total . . . . . . . . . .        0.14%      7.62%     56.80%     25.92%
                                             ------     ------     ------     ------
                                             ------     ------     ------     ------


                                          7.00-      8.00-       9.00-                Percent
(DOLLARS IN THOUSANDS)                    7.99%      8.99%       9.99%     Total     of Total
Certificate accounts maturing in quarter  -----      -----       -----     -----     --------
ending:
March 31, 1996  . . . . . . . . . . . .      455       ---        ---      51,168     17.28

June 30, 1996 . . . . . . . . . . . . .      277       ---        ---      42,359     14.32

September 30, 1996  . . . . . . . . . .    5,386        15        ---      38,072     12.87

December 31, 1996 . . . . . . . . . . .   12,474       ---        ---      32,464     10.97

March 31, 1997  . . . . . . . . . . . .    4,734         1        ---      26,352      8.91

June 30, 1997 . . . . . . . . . . . . .    1,801         5        ---      25,734      8.70

September 30, 1997  . . . . . . . . . .    1,322        16        ---      20,784      7.02

December 31, 1997 . . . . . . . . . . .    1,357        20        ---      13,044      4.41

March 31, 1998  . . . . . . . . . . . .      150        27        ---      10,985      3.71

June 30, 1998 . . . . . . . . . . . . .       93        12          1       7,242      2.45

September 30, 1998  . . . . . . . . . .       28       ---        ---       5,469      1.85

December 31, 1998 . . . . . . . . . . .      ---       ---        ---       1,327      0.45

Thereafter  . . . . . . . . . . . . . .      ---
                                                       ---        ---      20,896      7.06
                                         -------   -------    -------     -------   -------

   Total  . . . . . . . . . . . . . . .   28,077        96          1     295,896    100.00%
                                         -------   -------    -------     -------   -------
                                         -------   -------    -------     -------   -------


   Percent of total . . . . . . . . . .     9.49%     0.03%      0.00%     100.00%
                                          ------     -----     ------      ------
                                          ------     -----     ------      ------


     The following table indicates the amount of the Bank's certificates of deposit and other deposits by time remaining until maturity as of December 31, 1996.



                                                 Maturity
                                        --------------------------
                                                   Over     Over
                                        3 Months  3 to 6   6 to 12    Over
                                        or Less   Months   Months   12 months    Total
                                        -------   ------   -------  ---------    -----
(DOLLARS IN THOUSANDS)
Certificates of deposit less
 than $100,000  . . . . . . . . . . $     39,365   36,325   62,112    122,832    260,634
Certificates of deposit of
 $100,000 or more . . . . . . . . .        2,571    1,953    6,241      7,498     18,263
Public funds(1) . . . . . . . . . .        9,232    4,082    2,185      1,500     16,999
                                          ------   ------   ------    -------    -------
  Total certificates of
    deposit . . . . . . . . . . . . $     51,168   42,360   70,538    131,830    295,896
                                          ------   ------   ------    -------    -------
                                          ------   ------   ------    -------    -------



---------------
(1)Deposits from governmental and other public entities.

For additional information regarding the composition of the Bank's deposits, see
Note 11 of the Notes to Consolidated Financial Statements in the Annual Report. For additional information on certificate maturities and the impact on HMN's liquidity see Liquidity Management on page 21 of the Annual Report.

     BORROWINGS. The Bank's other available sources of funds include advances from the Federal Home Loan Bank ("FHLB") of Des Moines and other borrowings. As a member of the FHLB of Des Moines, the Bank is required to own capital stock in the FHLB of Des Moines and is authorized to apply for advances from the FHLB of Des Moines. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB of Des Moines may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions. Consistent with its asset/liability management strategy, the Bank has utilized FHLB advances from time to time to extend the term to maturity of its liabilities. Also, the Bank has used FHLB borrowings to fund loan demand and other investment opportunities and to offset deposit outflows. At December 31, 1996, the Bank had $106.1 million of FHLB advances outstanding. On such date, the Bank had a collateral pledge arrangement with the FHLB of Des Moines pursuant to which the Bank may borrow up to an additional $11.5 million for liquidity purposes. See "Financial Review - Federal Home Loan Bank Advances" and Note 12 of the Notes to Consolidated Financial Statements in the Annual Report.

     The following table sets forth the maximum month-end balance and average balance of FHLB advances and other borrowings for the periods indicated.



                                                                       Year Ended December 31,
                                                                    ----------------------------

                                                                      1996      1995      1994
                                                                    --------  --------  --------
(DOLLARS IN THOUSANDS)
MAXIMUM BALANCE:
  FHLB advances . . . . . . . . . . . . . . . . . . . . . . . .$    106,436    74,534    52,343
  FHLB short-term borrowings and open line of credit  . . . . .      64,429    42,429     7,329
AVERAGE BALANCE:
  FHLB advances . . . . . . . . . . . . . . . . . . . . . . . .      89,656    65,069    40,121
  FHLB short-term borrowings  . . . . . . . . . . . . . . . . .      47,949    20,812     2,719




     The following table sets forth certain information as to the Bank's FHLB advances at the dates indicated.


                                                                                  December 31,
                                                                        -------------------------------
                                                                          1996       1995        1994
                                                                        --------   --------    --------
(DOLLARS IN THOUSANDS)
FHLB short-term borrowings and open line of credit  . . . . . . . .  $   46,429     33,429       6,429

Weighted average interest rate of
 FHLB short-term borrowings and open line of credit . . . . . . . .        5.52%      6.05%       5.75%




SERVICE CORPORATIONS OF THE BANK

     As a federally chartered savings bank, the Bank is permitted by OTS regulations to invest up to 2% of its assets in the stock of, or loans to, service corporation subsidiaries, and may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes. In addition to investments in service corporations, federal institutions are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities which a federal savings bank may engage in directly.

     Osterud Insurance Agency, Inc. ("OIAI"), a Minnesota corporation, was organized in 1983. OIAI operated as an insurance agency until 1986 when its assets were sold. OIAI remained inactive until 1993 when it began offering credit life insurance, annuity products and mutual fund products to the Bank's customers and others. At December 31, 1996, the Bank's liability related to OIAI was $32,700. OIAI recorded a net loss of $6,560 for the year ended December 31, 1996.

COMPETITION

     The Bank faces strong competition both in originating real estate loans and in attracting deposits. Competition in originating loans comes primarily from mortgage bankers, commercial banks, credit unions and other savings institutions, which also make loans secured by real estate located in the Bank's market area. The Bank competes for loans principally on the basis of the interest rates and loan fees it charges, the types of loans it originates and the quality of services it provides to borrowers.

     Competition for those deposits is principally from money market and mutual funds, securities firms, commercial banks and other savings institutions located in the same communities. The ability of the Bank to attract and retain deposits depends on its ability to provide an investment opportunity that satisfies the requirements of investors as to rate of return, liquidity, risk, convenient locations and other factors. The Bank competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours and
a customer oriented staff.   Based upon deposits at June 30, 1994, the latest
date such information was available, Home Federal's share of deposits held by thrifts, commercial banks and credit unions in Fillmore, Freeborn, Houston, Mower, Olmsted and Winona Counties, Minnesota was 21.9%, 17.1%, 9.3%, 17.4%, 6.3% and 3.8%, respectively.

EMPLOYEES

     At December 31, 1996, HMN had a total of 109 full-time equivalent employees. None of the employees of HMN or its subsidiaries are represented by any collective bargaining unit. Management considers its employee relations to be good.


EXECUTIVE OFFICERS OF THE REGISTRANT WHO ARE NOT DIRECTORS

     Officers are elected annually by the Board of Directors of HMN and the Bank. The business experience of each executive officer of HMN and the Bank who is not also a director of HMN is set forth below unless otherwise indicated. Such individuals have held their current positions for at least five years.

     DWAIN C. JORGENSEN. Mr. Jorgensen, age 48, is Vice President, Controller and Chief Accounting Officer of HMN and the Bank. Mr. Jorgensen has held such positions with the Bank since 1989. From 1983 to 1989, Mr. Jorgensen was an Assistant Vice President and Operations Officer with the Bank.

     SUSAN K. KOLLING. Mrs. Kolling, age 45, is Senior Vice President of HMN and is Senior Vice President of Marketing of the Bank, a position she has held since 1995. Prior to such time, she served as Vice President from 1992 through 1994 and as a Loan Officer from 1981 through 1991. Mrs. Kolling began her career with the Bank in 1969.

     TIMOTHY P. JOHNSON. Mr. Johnson, age 44, is Treasurer of HMN and the Bank, a position he has held since 1992. From 1983 to 1992, Mr. Johnson was Chief Financial Officer of St. Louis Bank for Savings, Duluth, Minnesota.

     ROXANNE M. HELLICKSON. Mrs. Hellickson, age 36, is Vice President/Loan Administrator and Corporate Secretary of HMN and the Bank. She served as Assistant Secretary of the Bank from 1992 to 1994 and was secretary to the Bank's President and a loan officer from 1989 to 1992. Mrs. Hellickson began her career with the Bank in 1979.

                                   REGULATION

GENERAL

     The Bank is a federally chartered savings bank, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, the Bank is subject to broad federal regulation and oversight extending to all its operations. The Bank is a member of the FHLB of Des Moines and is subject to certain limited regulation by the Federal Reserve Board. The Bank is a member of the Savings Association Insurance Fund ("SAIF") and the deposits of the Bank are insured by the FDIC. As a result, the FDIC has certain regulatory and examination authority over the Bank. As the savings and loan holding company of the Bank, HMN also is subject to federal regulation and oversight. The purpose of the regulation of HMN and other holding companies is to protect subsidiary savings associations.

     Certain of these regulatory requirements and restrictions are discussed below.

FEDERAL REGULATION OF SAVINGS ASSOCIATIONS

     The OTS has extensive authority over the operations of savings associations. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS examination of the Bank was dated April 1996. The Bank has not been scheduled for an examination in 1997. When these examinations are conducted by the OTS and the FDIC, the examiners may require the Bank to provide for higher general or specific loan loss reserves. Financial institutions in various regions of the United States have been called upon by examiners to write down assets and to establish increased levels of reserves, primarily as a result of perceived weaknesses in real estate values and a more restrictive regulatory climate.

     The OTS has established a schedule for the assessment of fees upon all savings associations to fund the operations of the OTS. The general assessment, to be paid on a semi-annual basis, is computed upon the savings association's total assets as reported in the association's latest quarterly thrift financial report. Savings associations (unlike the Bank) that are classified as "troubled" (I.E., having a supervisory rating of "4" or "5" or subject to a conservatorship) are required to pay a 50% premium over the standard assessment. The Bank's OTS assessment for the year ended December 31, 1996 was approximately $118,000.

     The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including the Bank and HMN. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

     In addition, the investment, lending and branching authority of the Bank is prescribed by federal laws and regulations, and it is prohibited from engaging in any activities not permitted by such laws and regulations. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, unless approved by the OTS, the permissible level of investment by federal associations in loans secured by non-residential real property may not exceed 400% of regulatory capital. Federal savings associations are also generally authorized to branch nationwide. The Bank is in compliance with the noted restrictions.

     The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 1996, the Bank's lending limit under this restriction was $9.1 million. The Bank is in compliance with the loans-to-one borrower limitation.

     In December 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted into law. FDICIA provides for, among other things, the recapitalization of the Bank Insurance Fund; adoption of safety and soundness standards; enhanced federal supervision of depository institutions, including greater authority for the appointment of a conservator or receiver for undercapitalized institutions; the establishment of risk-based deposit insurance premiums; liberalization of the qualified thrift lender test; greater restrictions on transactions with affiliates; and mandated consumer protection disclosures with respect to deposit accounts. See "- Insurance of Accounts and Regulation by the FDIC," "- Regulatory Capital Requirements" and "- Qualified Thrift Lender Test."

     The OTS, as well as the other federal banking agencies, have issued proposed safety and soundness standards on matters such as loan underwriting and documentation, internal controls and audit systems, interest rate risk exposure, compensation and other employee benefits. The proposal also establishes the maximum ratio of classified assets to total capital (which for this purpose includes loss allowances exceeding the amount includable for regulatory capital purposes) at 100% and the minimum level of earnings sufficient to absorb losses without impairing capital. Earnings will be sufficient if the net income over the last four quarters is assumed to continue over the next four quarters and the institution would otherwise remain in capital compliance. Any institution which fails to comply with these standards must submit a compliance plan. A failure to submit a plan or to comply with an approved plan will subject the institution to further enforcement action. The proposal also requires savings and loan holding companies to ensure that transactions and relationships with their subsidiary savings associations do not have a detrimental effect on the safe and sound operation of the association. No assurance can be given as to the final form of the proposed regulations.

INSURANCE OF ACCOUNTS AND REGULATION BY THE FDIC

     The Bank is a member of the SAIF, which is administered by the FDIC. Savings deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged or is engaging in unsafe or unsound practices, or is in an unsafe or unsound condition.

     FDICIA also requires the FDIC to implement a risk-based deposit insurance assessment system. Pursuant to this requirement, the FDIC adopted a transitional risk-based assessment system, effective January 1, 1993, under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums, ranging from .23% to .31% of deposits, based upon their level of capital and supervisory evaluation. The permanent system, adopted in June 1993 and effective January 1, 1994, continued the risk classification system established under the transitional rule. Under the system, institutions classified as well capitalized (I.E., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy would pay the lowest premium while institutions that are less than adequately capitalized (I.E., core and Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern would pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period.

     The FDIC is authorized to increase assessment rates, on a semi-annual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. In addition, under FDICIA, the FDIC may impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.

     The Deposit Insurance Fund Act of 1996 (DIFA) was enacted on September 30, 1996. DIFA addressed the inadequate funding of the (SAIF). In order to recapitalize the SAIF, DIFA imposed a one-time assessment on all thrift institutions. The Bank's assessment was a pretax charge of $2,351,563 and was recognized in the third quarter of 1996.

     DIFA also addressed the funding for the Financing Corp. (FICO) bonds. Thrifts will pay 6.4 basis points per $100 of deposits from January 1, 1997 to December 31, 1999. From January 1, 2000 until the FICO bonds are retired in 2019, the estimated assessment to retire the FICO bonds is expected to be 2.5 basis points per $100 of deposits.

     DIFA proposed that the Bank Insurance Fund (BIF) and SAIF be merged on January 1, 1999, provided no insurance depository institution is a savings association on that date. DIFA also directed the Secretary of the Treasury to present recommendations to Congress for establishment of a common depository institution charter by March 31, 1997. At this time, HMN does not know what effect, if any, the proposed legislation or charter revisions will have on future operations.

REGULATORY CAPITAL REQUIREMENTS

     Federally insured savings associations, such as the Bank, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

     The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained earnings, and certain noncumulative perpetual preferred stock. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital. At December 31, 1996, the Bank had $289,000 of mortgage servicing rights which were required to be deducted from tangible capital.

     The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. Under these regulations certain subsidiaries are consolidated for capital purposes and others are excluded from assets and capital. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership, including the assets of includable subsidiaries in which the association has a minority interest that is not consolidated for GAAP purposes. For excludable subsidiaries the debt and equity investments in such subsidiaries are deducted from assets and capital, with a five-year transition period beginning on July 1, 1990, for investments made before April 12, 1989. The subsidiary of the Bank is an includable subsidiary.

     At December 31, 1996, the Bank had tangible capital of $61.9 million, or 11.5% of adjusted total assets, which is $53.9 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

     The capital standards also require core capital equal to at least 3% of adjusted total assets (as defined by regulation). Core capital generally consists of tangible capital plus certain intangible assets, including supervisory goodwill (which is phased-out over a five-year period) a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions of FDICIA discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio.

      As required by federal law, the OTS has proposed a rule revising its minimum core capital requirement to be no less stringent than that imposed on national banks. The OTS has proposed that only those savings associations rated a composite one (the highest rating) under the safety and soundness rating system for savings associations will be permitted to operate at or near the regulatory minimum leverage ratio of 3%. All other savings associations will be required to maintain a minimum leverage ratio of 4% to 5%. The OTS will assess each individual savings association through the supervisory process on a case-by-case basis to determine the applicable requirement. No assurance can be given as to the final form of any such regulation, the date of its effectiveness or the requirement applicable to the Bank.

     At December 31, 1996, the Bank had core capital equal to $61.9 million, or 11.5%, of adjusted total assets, which is $45.8 million above the minimum leverage ratio requirement of 3% as in effect on that date.

      The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. At December 31, 1996, the Bank had $2.3 million of general loss reserves, which were included in capital.

     Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital, in addition to the adjustments required for calculating core capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. The Bank had no such exclusions from capital and assets at December 31, 1996.

     In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one-to-four family first lien mortgage loans not more than 90 days delinquent and having a loan to value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or the FHLMC.

     On December 31, 1996, the Bank had total "risk-based" capital of $64.3 million (including $61.9 million in core capital and $2.3 million in qualifying supplementary capital) and risk-weighted assets of $234.5 million, or total capital of 27.4% of risk-weighted assets. This amount was $45.6 million above the 8% requirement in effect on that date.

     Under FDICIA, all the federal banking agencies, including the OTS, must revise their risk-based capital requirements to ensure that such requirements account for interest rate risk, concentration of credit risk and the risks of non-traditional activities, and that they reflect the actual performance of and expected loss on multi-family loans. Such standards must be adopted within 18 months of the enactment of FDICIA.

     The OTS had adopted a rule that required every savings association with more than normal interest rate risk to deduct from its total capital, for purposes of determining compliance with such requirement, an interest rate risk component ("IRR component") equal to 50% of its interest-rate risk exposure multiplied by the present value of its assets. The IRR component is a measure of the potential decline in the net portfolio value ("NPV") of a savings association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The rule provided for a two quarter lag between calculating interest rate risk and recognizing any deduction from capital. The OTS has decided not to require the IRR component to be deducted from the capital calculations of all institutions. It has reserved the right to take the IRR component into account in assessing the capital requirements for an individual institution. Based upon an IRR component analysis at December 31, 1996, the Bank was deemed to have more than "normal" interest rate risk and may, at some time in the future, be required to deduct an amount from capital. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" in the Annual Report.

     Pursuant to FDICIA, the federal banking agencies, including the OTS, have adopted regulations authorizing the agencies to require a depository institution to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities.

     The OTS and the FDIC are authorized and, under certain circumstances, required to take certain actions against associations that fail to meet capital requirements. Effective December 19, 1992, the federal banking agencies, including the OTS, were given additional enforcement authority over undercapitalized depository institutions. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core ratio, a Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions, discussed below, that are applicable to significantly undercapitalized associations.

      As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized association must agree that it will enter into a limited capital maintenance guarantee with respect to the institution's achievement of its capital requirements.

     Any savings association that fails to comply with its capital plan or is "significantly undercapitalized" (I.E., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more additional specified actions and operating restrictions mandated by FDICIA. These actions and restrictions include requiring the issuance of additional voting securities; limitations on asset growth; mandated asset reduction; changes in senior management; divestiture, merger or acquisition of the association; restrictions on executive compensation; and any other action the OTS deems appropriate. An association that becomes "critically undercapitalized" (I.E., a tangible capital ratio of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized associations. In addition, the OTS must appoint a receiver (or conservator with the concurrence of the FDIC) for a savings association, with certain limited exceptions, within 90 days after it becomes critically undercapitalized.

     Any undercapitalized association is also subject to other possible enforcement actions by the OTS or the FDIC. Such actions could include a capital directive, a cease-and-desist order, civil money penalties, the establishment of restrictions on all aspects of the association's operations, the appointment of a receiver or conservator or a forced merger into another institution.

     If the OTS determines that an association is in an unsafe or unsound condition, or is engaged in an unsafe or unsound practice, it is authorized to reclassify a well-capitalized association as an adequately capitalized association, and if the association is adequately capitalized, to impose the restrictions applicable to an undercapitalized association. If the association is undercapitalized, the OTS is authorized to impose the restrictions applicable to a significantly undercapitalized association.

     The imposition by the OTS or the FDIC of any of these measures on the Bank may have a substantial adverse effect on the Bank's operations and profitability and the value of HMN's stock. HMN shareholders do not have preemptive rights, and therefore, if HMN is directed by the OTS or the FDIC to issue additional shares of common stock, such issuance may result in the dilution in the percentage of ownership of existing stockholders of HMN.

     At December 31, 1996 the Bank would be considered to be "well capitalized" under the prompt corrective actions provisions mentioned above. See Note 16 "Federal Home Loan Bank Investment, Regulatory Liquidity and Regulatory Capital Requirements" in the Notes to Consolidated Financial Statements in the Annual Report for more information on the Bank's capital.

LIMITATIONS ON DIVIDENDS AND OTHER CAPITAL DISTRIBUTIONS

     OTS regulations impose various restrictions or requirements on associations with respect to their ability to pay dividends or make other distributions of capital. OTS regulations prohibit an association from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory capital of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion.

     The OTS utilizes a three-tiered approach to permit associations, based on their capital level and supervisory condition, to make capital distributions which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. See "- Regulatory Capital Requirements."

     Generally, Tier 1 associations, which are associations that before and after the proposed distribution meet their fully phased-in capital requirements, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its fully phased-in capital requirement for such capital component, as measured at the beginning of the calendar year, or the amount authorized for a Tier 2 association. However, a Tier 1 association deemed to be in need of more than normal supervision by the OTS may be downgraded to a Tier 2 or Tier 3 association as a result of such a determination. The Bank meets the requirements for a Tier 1 association and has not been notified of a need for more than normal supervision. Tier 2 associations, which are associations that before and after the proposed distribution meet their current minimum capital requirements, may make capital distributions of up to 75% of net income over the most recent four quarter period.

     Tier 3 associations (which are associations that do not meet current minimum capital requirements) that propose to make any capital distribution and Tier 2 associations that propose to make a capital distribution in excess of the noted safe harbor level must obtain OTS approval prior to making such distribution. Tier 2 associations proposing to make a capital distribution within the safe harbor provisions and Tier 1 associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. As a subsidiary of HMN, the Bank will also be required to give the OTS 30 days' notice prior to declaring any dividend on its stock. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns. See "- Regulatory Capital Requirements."

     The OTS has proposed regulations that would revise the current capital distribution restrictions. The proposal eliminates the current tiered structure and the safe-harbor percentage limitations. Under the proposal a savings association may make a capital distribution without notice to the OTS (unless it is a subsidiary of a holding company) provided that it has a CAMELS 1 or 2 rating, is not in troubled condition and would remain adequately capitalized (as defined in the OTS prompt corrective action regulations) following the proposed distribution. Savings associations that would remain adequately capitalized following the proposed distribution but do not meet the other noted requirements must notify the OTS 30 days prior to declaring a capital distribution. The OTS stated it will generally regard as permissible that amount of capital distributions that do not exceed 50% of the institution's excess regulatory capital plus net income to date during the calendar year. A savings association may not make a capital distribution without prior approval of the OTS and the FDIC if it is undercapitalized before, or as a result of, such a distribution.
A savings association will be considered in troubled condition if it has a CAMELS rating of 4 or 5, is subject to an enforcement action relating to its safety and soundness or financial viability or has been informed in writing by the OTS that it is in troubled condition. As under the current rule, the OTS may object to a capital distribution if it would constitute an unsafe or unsound practice. No assurance may be given as to whether or in what form the regulations may be adopted.

LIQUIDITY

     All savings associations, including the Bank, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. For a discussion of what the Bank includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity Management" in the Annual Report. This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 5%.


     In addition, short-term liquid assets (E.G., cash, certain time deposits, certain bankers acceptances and short-term United States Treasury obligations) currently must constitute at least 1% of the association's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of either liquid asset ratio requirement. At December 31, 1996, the Bank was in compliance with both requirements, with an overall liquid asset ratio of 7.4% and a short-term liquid asset ratio of 1.9%.

ACCOUNTING

     An OTS policy statement applicable to all savings associations clarifies and re-emphasizes that the investment activities of a savings association must be in compliance with approved and documented investment policies and strategies, and must be accounted for in accordance with GAAP. Under the policy statement, management must support its classification of and accounting for loans and securities (I.E., whether held to maturity, sale or trading) with appropriate documentation. The Bank is in compliance with these amended rules.

     The OTS has adopted an amendment to its accounting regulations, which may be made more stringent than GAAP, to require that transactions be reported in a manner that best reflects their underlying economic substance and inherent risk and that financial reports must incorporate any other accounting regulations or orders prescribed by the OTS.

QUALIFIED THRIFT LENDER TEST

     All savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (which consists of total assets less intangibles, properties used to conduct the savings association's business and liquid assets not exceeding 20% of total assets) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. Such assets primarily consist of residential housing related loans and investments. At December 31, 1996, the Bank met the test and has always met the test since its effectiveness.

     Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the Bank Insurance Fund. If an association that fails the test has not yet requalified and has not converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "- Holding Company Regulation."

TRANSACTIONS WITH AFFILIATES

     Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions are restricted to a percentage of the association's capital. Affiliates of the Bank include HMN and any company which is under common control with the Bank.
In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The Bank's subsidiaries are not deemed affiliates, however, the OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case by case basis.

     Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals.

HOLDING COMPANY REGULATION

     HMN is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, HMN is registered and required to file reports with and subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over HMN and its non-savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

     As a unitary savings and loan holding company, HMN generally is not subject to activity restrictions. If HMN acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of HMN and any of its subsidiaries (other than the Bank or any other SAIF-insured savings association) would become subject to such restrictions unless such other associations which qualify as a QTL and were acquired in a supervisory acquisition.

     If the Bank fails the QTL test, HMN must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure HMN must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company. See "- Qualified Thrift Lender Test."

     HMN must obtain approval from the OTS before acquiring control of any other SAIF-insured association. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

FEDERAL SECURITIES LAW

     The stock of HMN is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). HMN is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

     HMN stock held by persons who are affiliates (generally officers, directors and principal stockholders) of HMN may not be resold without registration or unless sold in accordance with certain resale restrictions. If HMN meets specified current public information requirements, each affiliate of HMN is able to sell in the public market, without registration, a limited number of shares in any three-month period.

FEDERAL RESERVE SYSTEM

     The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At December 31, 1996, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "- Liquidity."

     Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

FEDERAL HOME LOAN BANK SYSTEM

     The Bank is a member of the FHLB of Des Moines, which is one of 12 regional FHLBs, that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (I.E., advances) in accordance with policies and procedures established by the board of directors of the FHLB. These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

     As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines. At December 31, 1996, the Bank had $5.4 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. Over the past five calendar years such dividends have averaged 7.95% and were 7.01% for calendar year 1996. For the year ended December 31, 1996, dividends paid by the FHLB of Des Moines to the Bank totaled $327,000, which constitute a $74,000 increase from the amount of dividends received in 1995.

     Under federal law the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of the Bank's FHLB stock may result in a corresponding reduction in the Bank's capital.

FEDERAL AND STATE TAXATION

     FEDERAL TAXATION. Savings associations such as the Bank that meet certain definitional tests relating to the composition of assets and other conditions prescribed by the Internal Revenue Code of 1986, as amended (the "Code"), are permitted to establish reserves for bad debts and to make annual additions thereto which may, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction for "non-qualifying loans" is computed under the experience method. For the year ended December 31, 1996 the amount of the bad debt reserve deduction for "qualifying real property loans" (generally loans secured by improved real estate) may be computed only under the experience method. Prior to January 1, 1996 the bad debt reserve was allowed to be calculated on either the experience method or the percentage of taxable income method (based on an annual election).

     Under the experience method, the bad debt reserve deduction is an amount determined under a formula based generally upon the bad debts actually sustained by the savings association over a period of years.

     The percentage of specially computed taxable income that is used to compute a savings association's bad debt reserve deduction under the percentage of taxable income method (the "percentage bad debt deduction") is 8%. The percentage bad debt deduction thus computed is reduced by the amount permitted as a deduction for non-qualifying loans under the experience method. The availability of the percentage of taxable income method permits qualifying savings associations to be taxed at a lower current federal income tax rate than that applicable to corporations (generally approximately 32% assuming the maximum percentage bad debt deduction).

     If an association's specified assets (generally, loans secured by residential real estate or deposits, educational loans, cash and certain government obligations) constitute less than 60% of its total assets, the association may not deduct any addition to a bad debt reserve and generally must include existing reserves in income over a four-year period. No representation can be made as to whether the Bank will meet the 60% test for subsequent taxable years.

     In addition to the regular income tax, corporations, including savings associations such as the Bank, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income. For taxable years beginning after 1986 and before 1996, corporations, including savings associations such as the Bank, are also subject to an environmental tax equal to 0.12% of the excess of alternative minimum taxable income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2 million.

     To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of December 31, 1996, the Bank's Excess for tax purposes totaled approximately $6.6 million.

     HMN and its subsidiaries file consolidated federal income tax returns on a fiscal year basis using the accrual method of accounting. Savings associations, such as the Bank, that file federal income tax returns as part of a consolidated group are required by applicable Treasury regulations to reduce their taxable income for purposes of computing the percentage bad debt deduction for losses attributable to activities of the non-savings association members of the consolidated group that are functionally related to the activities of the savings association member.

     HMN was incorporated in 1994 and filed its first consolidated Federal income tax return with its subsidiaries for the year ended December 31, 1994
during 1995.   The return required to be filed for 1996 has been extended and will be filed by August 1997. The Bank and its consolidated subsidiaries have been audited by the IRS with respect to consolidated federal income tax returns through December 31, 1983. With respect to years examined by the IRS, either all deficiencies have been satisfied or sufficient reserves have been established to satisfy asserted deficiencies. In the opinion of management, any examination of still open returns (including returns of subsidiaries and predecessors of, or entities merged into, the Bank) would not result in a deficiency which could have a material adverse effect on the consolidated financial condition of HMN.

     MINNESOTA TAXATION. HMN and its subsidiaries that operate in Minnesota are subject to Minnesota state taxation. A Minnesota corporation's income or loss is allocated based on a three-factor apportionment of the corporation's Minnesota gross receipts, payroll and property over the total gross receipts, payroll and property of all corporations in the unitary group. The corporate tax rate in Minnesota is 9.8%.

     In 1990, Minnesota changed its alternative minimum tax system. The tax is now based upon Minnesota Alternative Minimum Taxable Income as opposed to the Minnesota Apportionment Factors method which was in effect from 1987 through 1989. The Minnesota Alternative Minimum Tax rate is 5.8%.

     The Bank and it subsidiaries have not been audited by the Minnesota taxation authorities.

     DELAWARE TAXATION. As a Delaware holding company, HMN is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. HMN is also subject to an annual franchise tax imposed by the State of Delaware.

ITEM 2.   PROPERTIES

     The following table sets forth information concerning the main office and each branch office of the Bank at December 31, 1996. At December 31, 1996, the Bank's premises had an aggregate net book value of approximately $2.8 million.


                                     YEAR       OWNED OR    NET BOOK VALUE AT
         LOCATION                  ACQUIRED      LEASED    DECEMBER 31, 1996(1)
--------------------------         --------     --------   --------------------
                                                              (In Thousands)
MAIN OFFICE:

101 North Broadway                 1975          Owned              371
Spring Valley, Minnesota

FULL SERVICE BRANCHES:

201 Oakland Avenue                 1960          Owned              195
Austin, Minnesota

Crossroads Shopping Center         1962          Owned              490
Rochester, Minnesota

4th & Center                       1973          Owned              135
Winona, Minnesota

208 South Walnut                   1975          Owned               94
LaCrescent, Minnesota

1110 6th St., NW                   1982          Owned              882
Rochester, Minnesota

143 West Clark Street              1993          Owned              598
Albert Lea, Minnesota

MORTGAGE BROKERAGE OFFICE:

9973 Valley View Road              1996         Leased            ---
Eden Prairie, Minnesota

------------------------

(1) Does not include $727,248 of net furniture and equipment distributed between all the above offices or its subsidiary.

     During 1997 the Bank plans to build two retail banking facilities, one in Spring Valley and the other in Winona, at an estimated cost of $2.5 million. The facilities will replace the existing retail facilities in both locations. HMN and the Bank believe that their remaining facilities are adequate to meet their present needs.

     The Bank's depositor and borrower customer files are maintained by an independent data processing company. The net book value of the data processing and computer equipment utilized by the Bank at December 31, 1996 was approximately $405,000.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time, the Bank and HMN are involved as plaintiff or defendant in various legal proceedings arising in the normal course of its business.
While the ultimate outcome of these various legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal actions should not have a material effect on HMN's consolidated financial condition or results of operations.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
   SECURITY HOLDER MATTERS

     The information on pages 3, 24 and 48 of the Annual Report to Security Holders for the year ended December 31, 1996 is incorporated herein by reference.


ITEM 6.   SELECTED FINANCIAL DATA

     The information on page 12 of the Annual Report to Security Holders for the year ended December 31, 1996 is incorporated herein by reference.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS

     The information on pages 13 through 24 of the Annual Report to Security Holders for the year ended December 31, 1996 is incorporated herein by reference.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information on pages 25 through 47 of the Annual Report to Security Holders for the year ended December 31, 1996 is incorporated herein by reference.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
   ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information on pages 4 through 7 of the Registrant's definitive Proxy Statement dated March 13, 1997 is incorporated herein by reference. See "Business - Executive Officers" in Part I of the Form 10-K for information regarding executive officers.


ITEM 11.   EXECUTIVE COMPENSATION

     The information on pages 8 through 14 of the Registrant's definitive Proxy Statement dated March 13, 1997 is incorporated herein be reference, except for information contained under the heading "Compensation Committee Report on Executive Compensation" and "Stockholder Return Performance Presentation".


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
   MANAGEMENT

     The information on pages 2 through 4 of the Registrant's definitive Proxy Statement dated March 13, 1997 is incorporated herein by reference.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
   FORM 8-K

(a)  FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

     1.  Financial Statements

          The following information appearing in the Registrant's Annual Report to Security Holders for the year ended December 31, 1996, is incorporated by reference in this Form 10-K Annual Report as Exhibit 13.
                                                                   Pages in
                                                                 1996 Annual
          Annual Report Section                                     Report
          ---------------------                                  -----------
          Five Year Consolidated Financial Highlights                 12

          Consolidated Balance Sheets --
            December 31, 1996 and 1995                                25

          Consolidated Statements of Income --
            Each of the Years in the Three-Year
            Period Ended December 31, 1996                            26

          Consolidated Statement of Stockholders'
            Equity -- Each of the Years in the
            Three-Year Period Ended December 31, 1996                 27

          Consolidated Statements of Cash Flows --
            Each of the Years in the Three-Year
            Period Ended December 31, 1996                            28

          Notes to Consolidated Financial Statements                  29 - 43

          Independent Auditors' Report                                44

          Other Financial Data                                        45

          Selected Quarterly Financial Data                           46 - 47


     2.  Financial Statement Schedules

          All financial statement schedules have been omitted as information is not required under the related instructions, is not applicable or has been included in the Notes to Consolidated Financial Statements.



     3.  Exhibits
                                                                        Reference         Sequential
                                                                        to Prior         Page Numbering
                                                                        Filing or        Where Attached
                                                                         Exhibit          Exhibits Are
Regulation S-K                                                            Number          Located in This
Exhibit Number                 Document                               Attached Hereto    Form 10-K Report
--------------      --------------------------------------------      ---------------    ----------------
    2               Plan of acquisition, reorganization,              Not applicable      Not applicable
                    arrangement,  liquidation or
                    succession

    3               (i) Articles of Incorporation                     *                   Not applicable
                    (ii) By-laws                                      *                   Not applicable

    4               Instruments defining the rights of security       *                   Not applicable
                    holders, including indentures

    9               Voting trust agreement                            Not applicable      Not applicable

   10.1             Employment agreement for Mr. Weise                **                  Not applicable
                    dated June 29, 1994

   10.2             Employment agreement for Mr. Gardner              **                  Not applicable
                    dated June 29, 1994

   10.3             Directors Deferred Compensation Plan              **                  Not applicable

   10.4             1995 Recognition and Retention Plan               ***                 Not applicable

   10.5             1995 Stock Option and Incentive Plan              ***                 Not applicable

   11               Statement re: Computation of per share            11                  Filed electronically
                    earnings

   12               Statement re: Computation of ratios               Not applicable      Not applicable

   13               Annual Report to Security Holders                 13                  Filed electronically

   16               Letter re: Change in certifying accountant        Not applicable      Not applicable

   18               Letter re: Change in accounting principles        Not applicable      Not applicable

   21               Subsidiaries of Registrant                        21                  Filed electronically







                                                                        Reference         Sequential
                                                                        to Prior         Page Numbering
                                                                        Filing or        Where Attached
                                                                         Exhibit          Exhibits Are
Regulation S-K                                                            Number          Located in This
Exhibit Number                 Document                               Attached Hereto    Form 10-K Report
--------------      --------------------------------------------      ---------------    ----------------
   22               Published report regarding matters                Not applicable      Not applicable
                    submitted to vote of security holders

   23               Consent of KPMG Peat Marwick LLP                  23                  Filed electronically
                    dated March 25, 1997

   24               Power of Attorney                                 Not applicable      Not applicable

   27               Financial Data Schedule                           27                  Filed electronically

   28               Information from reports furnished to             None                Not applicable
                    state insurance regulatory authorities

   99               Additional exhibits                               None                Not applicable

   ----------------



* Filed April 1, 1994, as exhibits to the Registrant's Form S-1 registration statement (Registration No. 33-77212) pursuant to the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.
** Filed as an exhibit to the Registrant's Form 10-K for 1994 (file no. 0-24100). All previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-K.
*** Filed as an exhibit to the Registrant's Form 10-K for 1995 (file no. 0-24100). All previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   HMN FINANCIAL, INC.


Date:       March 28, 1997                   By: /s/ Roger P. Weise
     ----------------------------                --------------------------
                                                 Roger P. Weise
                                                (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:   /s/ Roger P. Weise                     By: /s/ Keith A. Hagen
     ----------------------------                --------------------------
     Roger P. Weise, Chairman of the Board,      Keith A. Hagen, Director
     President and Chief Executive Officer
     (Principal Executive and Operating
     Officer)

Date:     March 28, 1997                     Date:    March 28, 1997
     ----------------------------                 -------------------------


By:   /s/ Irma R. Rathbun                    By: /s/ Timothy R. Geisler
     ----------------------------                --------------------------
     Irma R. Rathbun, Director                   Timothy R. Geisler, Director

Date:     March 28, 1997                     Date:    March 28, 1997
     ----------------------------                 -------------------------


By:   /s/ M. F. Schumann                     By: /s/ James B. Gardner
     ----------------------------                --------------------------
     M.F. Schumann, Director                    James B. Gardner,
                                                Executive Vice President and
                                                Director
                                                (Principal Financial Officer)

Date:    March 28, 1997                       Date:     March 28, 1997
     ----------------------------                 -------------------------



By:   /s/ Dwain C. Jorgensen
     Dwain C. Jorgensen,
     Vice President and Controller
     (Principal Accounting Officer)

Date:   March 28, 1997
     ----------------------------

                           INDEX TO EXHIBITS

                                                                    Sequential
                                                                  Page Numbering
                                                                  Where Attached
                                                                   Exhibits Are
Regulation S-K                                                    Located in This
Exhibit Number                 Document                           Form 10-K Report
--------------  -----------------------------------               ----------------
     11        Statement re:  Computation of per share earnings  Filed electronically

     13        Annual Report to Security Holders                 Filed electronically

     21        Subsidiaries of Registrant                        Filed electronically

     23        Consent of KPMG Peat Marwick LLP                  Filed electronically
               dated March 25, 1997

     27        Financial Data Schedule                           Filed electronically

