Form 10-Q
period 1997-03-31
HMN FINANCIAL INC
filed 1997-05-13
CIK 921183

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                     ----------------------------------

                                    FORM 10-Q

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1997

                                       OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OF 15 (d) FOR THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to _________

                    Commission File Number 0-24100

                          HMN FINANCIAL, INC.
     ----------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

           Delaware                          41-1777397
     -------------------                    -------------
     (State or other jurisdiction of       (I.R.S. Employer
     incorporation or organization)        Identification Number)

     101 North Broadway, Spring Valley, Minnesota      55975-0231
     --------------------------------------------      ----------
      (Address of principal executive offices)         (ZIP Code)

Registrant's telephone number, including area code:(507) 346-7345
                                                   --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes /X/   No / /

Indicate the number of shares outstanding of each of the issuer's common stock as of the latest practicable date.

           Class                   Outstanding at May 2, 1997
-----------------------------      --------------------------
Common stock, $0.01 par value               4,211,836

                      This Form 10-Q consists of 22 pages.
                        The exhibit index is on page 18.

                               HMN FINANCIAL, INC.

                                    CONTENTS

PART I - FINANCIAL INFORMATION
                                                                        Page
Item 1:     Financial Statements (unaudited)                           ------

               Consolidated Balance Sheets at
               March 31, 1997 and December 31,1996                       3

               Consolidated Statements of Income for the
               Three Months Ended
               March 31, 1997 and 1996                                   4

               Consolidated Statement of Stockholders'
               Equity for the Three Month Period Ended
               March 31, 1997                                            5

               Consolidated Statements of Cash Flows
               for the Three Months Ended March 31, 1997
               and 1996                                                  6

               Notes to Consolidated Financial Statements                7-9

Item 2:   Management's Discussion and Analysis of Financial

               Condition and Results of Operations                       10-15

PART II - OTHER INFORMATION

Item 1:   Legal Proceedings                                              16

Item 2:   Changes in Securities                                          16

Item 3:   Defaults Upon Senior Securities                                16

Item 4:   Submission of Matters to a Vote of Security Holders            16

Item 5:   Other Information                                              16

Item 6:   Exhibits and Reports on Form 8-K                               16

          Signatures                                                     17

PART I - FINANCIAL STATEMENTS

                      HMN FINANCIAL, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (unaudited)

                                             March 31,    December 31,
                   Assets                       1997          1996
                                            -----------   -----------
Cash and cash equivalents                  $ 12,754,058    10,583,717
Securities available for sale:
   Mortgage-backed and related securities
     (amortized cost $126,499,222 and
      $134,474,167)                         123,924,773   133,355,278
   Other marketable securities
     (amortized cost $56,174,663 and
      $42,360,499)                           56,223,639    42,474,810
                                            -----------   -----------
                                            180,148,412   175,830,088
                                            -----------   -----------
Securities held to maturity:
   Mortgage-backed and related securities
      (estimated fair value $0 and
       $1,904,993)                                    0     1,805,744
   Other marketable securities
      (estimated fair value $0 and
       $1,000,550)                                    0       999,812
                                            -----------   -----------
                                                      0     2,805,556
                                            -----------   -----------

Loans held for sale                           1,060,571       739,316
Loans receivable, net                       341,104,076   349,022,236
Federal Home Loan Bank stock, at cost         5,627,100     5,434,000
Real estate, net                                105,578        20,610
Premises and equipment, net                   3,961,454     3,581,497
Accrued interest receivable                   2,917,906     3,415,152
Deferred income taxes                            46,038             0
Prepaid expenses and other assets             5,295,539     3,299,427
                                            -----------   -----------
      Total assets                       $  553,020,732   554,731,599
                                            ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                 $  364,122,660   362,476,944
Federal Home Loan Bank advances             105,721,447   106,078,589
Accrued interest payable                      1,476,598     1,542,773
Advance payments by borrowers for
 taxes and insurance                            799,372       518,911
Accrued expenses and other liabilities        2,129,007     2,014,938
                                            -----------   -----------
      Total liabilities                     474,249,084   472,632,155
                                            -----------   -----------
Commitments and contingencies
Stockholders' equity:
   Serial preferred stock: authorized
     500,000 shares; issued and
     outstanding none                                 0             0
   Common stock ($.01 par value):
     authorized 7,000,000 shares;
     issued 6,085,775 shares                     60,858        60,858
   Additional paid-in capital                59,491,535    59,428,768
   Retained earnings, subject to
    certain restrictions                     56,119,867    54,645,387
   Net unrealized loss on securities
    available for sale                       (1,506,685)     (598,045)
   Unearned employee stock ownership
    plan shares                              (4,842,460)   (4,938,520)
   Unearned compensation restricted
    stock awards                               (736,115)     (793,289)
   Treasury stock, at cost 1,875,949
    and 1,651,615 shares                    (29,815,352)  (25,705,715)
                                            -----------   -----------
      Total stockholders' equity             78,771,648    82,099,444
                                            -----------   -----------
    Total liabilities and
      stockholders' equity              $   553,020,732   554,731,599
                                            ===========   ===========

See accompanying notes to consolidated financial statements.

                      HMN FINANCIAL, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                                   (unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                        1997           1996
                                                     -------------------------
Interest Income:
   Loans receivable                                $ 6,908,242       6,138,747
   Securities available for sale:
     Mortgage-backed and related securities          2,189,210       2,773,690
     Other marketable securities                       585,242         404,845
   Securities held to maturity:
     Mortgage-backed and related securities             33,400         267,023
     Other marketable securities                        10,032          43,448
   Cash equivalents                                     82,160         103,718
   Other                                                94,961          63,981
                                                   -----------     -----------
      Total interest income                          9,903,247       9,795,452
                                                   -----------     -----------
Interest expense:
   Deposits                                          4,572,798       4,818,284
   Federal Home Loan Bank advances                   1,451,400       1,061,861
                                                   -----------     -----------
      Total interest expense                         6,024,198       5,880,145
                                                   -----------     -----------
           Net interest income                       3,879,049       3,915,307

Provision for loan losses                               75,000          75,000
                                                   -----------     -----------
           Net interest income after provision
            for loan losses                          3,804,049       3,840,307
                                                   -----------     -----------
Non-interest income:
   Fees and service charges                             96,412          77,516
   Securities gains, net                               270,917         500,550
   Gain on sales of loans                              153,450           5,949
   Other                                               177,515         117,389
                                                   -----------     -----------
      Total non-interest income                        698,294         701,404
                                                   -----------     -----------
Non-interest expense:
   Compensation and benefits                         1,315,987       1,105,995
   Occupancy                                           241,147         196,782
   Federal deposit insurance premiums                   58,977         209,792
   Advertising                                          78,137          72,685
   Data processing                                     124,529         128,453
   Provision for real estate losses                      2,000               0
   Other                                               293,665         269,113
                                                   -----------     -----------
      Total non-interest expense                     2,114,442       1,982,820
                                                   -----------     -----------
      Income before income tax expense               2,387,901       2,558,891
Income tax expense                                     913,421         972,200
                                                   -----------     -----------
      Net income                                 $   1,474,480       1,586,691
                                                   ===========     ===========
Earnings per common share and common share
  equivalents                                    $        0.38            0.33
                                                   ===========     ===========

See accompanying notes to consolidated financial statements.

                      HMN FINANCIAL, INC. AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity
                 For the Three Month Period Ended March 31, 1997
                                   (unaudited)



                                                                       Net
                                                                    unrealized
                                                                   (loss) on
                                       Additional                   securities
                           Common       Paid-in       Retained    available for
                            Stock       Capital        Earnings        sale
                         ------------------------------------------------------
Balance,
December 31, 1996        $  60,858     59,428,768     54,645,387    (598,045)
  Net income                                           1,474,480
  Change in fair value on
   securities available
   for sale                                                         (908,640)
  Treasury stock
   purchases
  Amortization of
   restricted stock awards
  Employee stock option
   plan tax benefit                         3,530
  Earned employee stock
   ownership plan shares                   59,237
                          --------    -----------    ----------- -----------
Balance, March 31, 1997  $  60,858     59,491,535     56,119,867  (1,506,685)
                          ========    ===========    =========== ===========


                          Unearned
                           shares
                          Employee      Unearned
                            Stock     Compensation                   Total
                          Ownership    Restricted     Treasury   Stockholders'
                            Plan      Stock Awards     Stock        Equity
                   ------------------------------------------------------------
Balance,
December 31, 1996        (4,938,520)    (793,289)    (25,705,715)   82,099,444
  Net income                                                         1,474,480
  Change in fair value on
   securities available
   for sale                                                           (908,640)
  Treasury stock
   purchases                                          (4,109,637)   (4,109,637)
  Amortization of
   restricted stock awards                57,174                        57,174
  Employee stock option
   plan tax benefit                                                      3,530
  Earned employee stock
  ownership plan shares      96,060                                    155,297
                          ---------      --------     ----------    ----------
Balance, March 31, 1997  (4,842,460)    (736,115)    (29,815,352)   78,771,648
                          =========      ========     ==========    ==========

See accompanying notes to consolidated financial statements.


                      HMN FINANCIAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                           1997         1996
                                                        -----------------------
Cash flows from operating activities:
   Net income                                          $1,474,480   1,586,691
   Adjustments to reconcile net income to cash
    provided by operating activities:
     Provision for loan losses                             75,000      75,000
     Depreciation                                         102,879      90,866
     Amortization of (discounts) premiums, net            (46,804)     (7,168)
     Amortization of deferred loan fees                   (87,139)   (109,000)
     Provision for deferred income taxes                  128,200      40,700
     Securities gains, net                               (270,917)   (500,550)
     Gain on sales of real estate                               0     (18,214)
     Gain on sales of loans                              (153,450)     (5,949)
     Proceeds from sale of loans originated for sale      670,145           0
     Amortization of restricted stock awards               57,174      58,350
     Decrease in unearned ESOP shares                      96,060      99,420
     Earned employee stock ownership shares priced
       above original cost                                 59,237      30,508
     Decrease in accrued interest receivable              497,246     110,380
     Increase (decrease) in accrued interest payable      (66,175)    143,960
     Equity earnings of limited partnership               (73,824)          0
     Increase in other assets                            (705,413)   (226,568)
     Increase in other liabilities                        552,087     877,699
     Other, net                                            33,052      (6,675)
                                                       ----------  ----------
       Net cash provided by operating activities        2,341,838   2,239,450
                                                       ----------  ----------
Cash flows from investing activities:
   Proceeds from sales of securities available
     for sale                                          15,902,046  32,850,725
   Principal collected on securities available
     for sale                                           2,949,425   3,317,661
   Proceeds collected on maturity of securities
    available for sale                                 14,650,000   4,500,000
   Purchases of securities available for sale         (33,086,600)(31,984,781)
   Proceeds from sales of securities held to maturity     348,871           0
   Principal collected on securities held to maturity     240,441     347,044
   Proceeds collected on maturity of securities held
     to maturity                                        1,000,000           0
   Purchases of securities held to maturity                     0    (709,765)
   Purchase of interest in limited partnership         (1,216,875)          0
   Purchase of Federal Home Loan Bank stock              (193,100)          0
   Proceeds from sales of loans receivable             19,406,945     386,649
   Net increase in loans receivable                   (17,149,212) (2,846,197)
   Proceeds from sale of real estate                            0      87,616
   Purchases of premises and equipment                   (482,836)     (7,304)
                                                       ----------  ----------
      Net cash provided by investing activities         2,369,105   5,941,648
                                                       ----------  ----------
Cash flows from financing activities:
   Increase (decrease) in deposits                      1,645,716  (5,146,166)
   Purchase of treasury stock                          (4,109,637) (1,886,582)
   Proceeds from Federal Home Loan Bank advances       36,000,000  10,800,000
   Repayment of Federal Home Loan Bank advances       (36,357,142) (7,183,771)
   Increase in advance payments by borrowers for
     taxes and insurance                                  280,461     277,205
                                                       ----------  ----------
      Net cash used by financing activities            (2,540,602) (3,139,314)
                                                       ----------  ----------
      Increase in cash and cash equivalents             2,170,341   5,041,784
Cash and cash equivalents, beginning of period         10,583,717   4,334,694
                                                       ----------  ----------
Cash and cash equivalents, end of period            $  12,754,058   9,376,478
                                                       ==========  ==========
Supplemental cash flow disclosures:
   Cash paid for interest                           $   6,090,373   5,736,185
   Cash paid for income taxes                             148,500     200,000
Supplemental noncash flow disclosures:
   Loans securitized and transferred to securities
     available for sale                             $   4,781,034   9,694,418
   Securities held to maturity transferred to
     securities available for sale                      1,295,147           0
   Loans transferred to loans held for sale            19,380,736           0
   Transfer of loans to real estate                        94,164      22,715
   Securities purchased with liability due to broker            0   4,881,250

See accompanying notes to consolidated financial statements.

                      HMN FINANCIAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                             March 31, 1997 and 1996

(1)  HMN FINANCIAL, INC.
     -------------------

The consolidated financial statements included herein are for HMN, Security Finance Corporation (SFC), HMN Mortgage Services, Inc., Home Federal Savings Bank (the Bank) and the Bank's wholly owned subsidiary, Osterud Insurance Agency, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

(2)  BASIS OF PREPARATION
     --------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of stockholders' equity and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments consisting of only normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The statements of income for the three month period ended March 31, 1997 are not necessarily indicative of the results which may be expected for the entire year.

Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform with the current period presentation.

(3)  NEW ACCOUNTING STANDARDS
     ------------------------

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE. SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. The Statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, EARNINGS PER SHARE, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15.

The Statement is effective for financial statements issued for periods ending after December 15, 1997. Management is currently studying the impact of adopting SFAS No. 128.

(4) SECURITIES HELD TO MATURITY
    ---------------------------

During the first quarter of 1997 HMN determined that it no longer had the intent to hold its securities classified as held to maturity to the actual maturity date of the securities. Therefore it sold one security and on March 31, 1997 it transferred all the remaining securities in the held to maturity portfolio to the available for sale portfolio. The following information summarizes the sale and transfer of the securities held to maturity during the first quarter of 1997.

                                                                   Unrealized
                                                                     Holding
                                                       Unrealized     Gain,
                        Amortized    Fair    Realized   Holding    Net of Tax,
                          Cost       Value     Gain       Gain      in Equity
                      ------------ -------- ---------- ----------  -----------
Security sold          $   344,139   348,871    4,732

Securities transferred
to available for sale    1,223,753 1,295,147              71,394      42,641


(5)  EARNINGS PER SHARE
     ------------------

Earnings per common share and common share equivalents for the three month periods ended March 31, 1997 and 1996 were computed by dividing net income for each period ($1,474,480 and $1,586,691, respectively) by the weighted average common shares and common share equivalents outstanding (3,927,758 and 4,766,220, respectively) during each period.

(6)  REGULATORY CAPITAL REQUIREMENTS
     -------------------------------

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on HMN's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table on the following page) of Tangible, Core, and Risk-based capital (as defined in the regulations) to total assets (as defined). At March 31, 1997 Management is of the opinion that the Bank meets all capital adequacy requirements to which it is subject.

Management believes that based upon the Bank's capital calculations at March 31, 1997 and other conditions consistent with the Prompt Corrective Actions Provisions of the OTS regulations, the Bank would be categorized as well capitalized.

At March 31, 1997 the Bank's capital amounts and ratios are presented for actual capital, required capital, and excess capital including amounts and ratios in order to qualify as being well capitalized under the Prompt Corrective Actions regulations:


                                          Actual               Required
                                  ---------------------- ----------------------
                                              Percent of            Percent of
(IN THOUSANDS)                       Amount    Assets <F1>  Amount   Assets <F1>
                                  ----------- ---------- ---------- ----------

Bank stockholder's equity          $60,956
Plus:
  Net unrealized loss on
   certain securities
   available for sale                1,982
Less:
  Mortgage servicing
    rights                             418
                                    ------
Tangible capital                    62,520       11.60%     $ 8,085    1.50%
                                    ------
  Tangible capital to
   adjusted total assets                         11.60%
Core capital (Tier I)               62,520       11.60%      16,170    3.00%
  Tier I capital to risk-
   weighted assets                               26.92%
Plus:
 Allowable allowance for
   loan losses                       2,421
                                    ------
Risk-based capital                 $64,941       27.96%     $18,583    8.00%
                                    ======

                                                        To Be Well Capitalized
                                                              Under Prompt
                                                          Corrective Actions
                                       Excess Capital           Provisions
                                  ---------------------- ---------------------
                                              Percent of            Percent of
(in thousands)                       Amount    Assets <F1> Amount   Assets <F1>
                                  ----------- ---------- ---------- ----------

Bank stockholder's equity          $
Plus:
  Net unrealized loss on
   certain securities
   available for sale
Less:
  Mortgage servicing
    rights
Tangible capital                    54,435       10.10%
  Tangible capital to
   adjusted total assets                                     $26,951    5.00%
Core capital (Tier I)               46,350        8.60%
  Tier I capital to risk-
   weighted assets                                            13,937    6.00%
Plus:
 Allowable allowance for
   loan losses
Risk-based capital                 $46,358       19.96%      $23,229   10.00%



<F1> Based upon the Bank's adjusted total assets for the purpose of the tangible and core capital ratios and risk-weighted assets for the purpose of the risk-based capital ratio.

(7)  STOCKHOLDERS' EQUITY AND STOCK CONVERSION
     ------------------------------------------

During January of 1997 with Board authorization and approval from the Office of Thrift Supervision (OTS) HMN purchased a total of 224,334 shares of its own common stock from the open market for $4.1 million. All shares were placed in treasury stock.








                               HMN FINANCIAL, INC.

Item 2:               MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL
-------
HMN's net income is dependent primarily on its net interest income, which is the difference between interest earned on its loans and investments and the interest paid on interest-bearing liabilities. Net interest income is determined by (i) the difference between the yield earned on interest-earning assets and rates paid on interest-bearing liabilities (interest rate spread) and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities. HMN's interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. Net interest margin is calculated by dividing net interest income by the average interest-earning assets and is normally expressed as a percentage. Net interest income and net interest margin are affected by changes in interest rates, the volume and the mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. HMN's net income is also affected by the generation of non-interest income, which primarily consists of gains from the sale of securities, gains from sale of loans, service charges, fees and other income. In addition, net income is affected by the level of operating expenses and establishment of a provision for loan losses.

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

NET INCOME
----------
HMN,s net income for the first quarter of 1997 was $1.5 million, a decrease of $112,000, or 7.1%, compared to $1.6 million for the first quarter of 1996. Net income decreased primarily due to a $132,000 increase in non-interest expense. Earnings per common share and common share equivalents were $0.38 for the first quarter of 1997, an increase of 15.2%, compared to $0.33 per common share and common share equivalents for the first quarter of 1996. The increased earnings per share occurred despite a decrease in net income due to the repurchase of 972,404 shares of HMN,s common stock from April 1, 1996 through January 31, 1997.

NET INTEREST INCOME
-------------------
Net interest income was $3.9 million for both the first quarter of 1997 and the first quarter of 1996. Net interest income for the two periods remained similar despite an increase of $7.2 million in interest earning assets due to a decrease in the net interest margin. Interest income was $9.9 million for the first quarter of 1997 an increase of $108,000, or 1.1%, compared to $9.8 million for the same period in 1996. The increased interest income was due to a combination of the increase in interest earning assets and a rise in the yield on those assets. Interest expense was $6.0 million for the first quarter of 1997, an increase of $144,000, or 2.4%, compared to $5.9 million for the first quarter of 1996. Interest on deposits decreased by $141,000 due to a $8.0 million decrease in average outstanding deposits for the first quarter of 1997 compared to the first quarter of 1996. Interest expense on deposits also decreased by $104,000 due to a decrease in the rates paid on deposits during the first quarter of 1997 compared to the first quarter of 1996. Interest expense on Federal Home Loan Bank (FHLB) advances increased by $421,000 due to an increase in average FHLB advances of $30.2 million for the first quarter of 1997 compared to the same quarter in 1996. However, interest expense on FHLB advances decreased by $31,000 due to a decline in the cost of borrowing from the FHLB in the first quarter of 1997 compared to the first quarter of 1996. The FHLB advances replaced funds lost due to deposit outflow and financed the purchase of additional mortgage loans and the stock repurchase program.

PROVISION FOR LOAN LOSSES
-------------------------
The provision for loan losses for the first quarter of 1997 and 1996 was $75,000. The provision is the result of management's evaluation of the loan portfolio, a historically low level of non-performing loans, minimal loan charge-off experience, and its assessment of the general economic conditions in the geographic area where properties securing the loan portfolio are located. Management,s evaluation did not reveal conditions that would cause it to increase the provision for loan losses during 1997 compared to 1996. Future economic conditions and other unknown factors will impact the need for future provisions for loan losses. As a result, no assurances can be given that increases in the allowance for loan losses will not be required during future periods.

A reconciliation of HMN's allowance for loan losses is summarized as follows:

                                        1997                  1996
                                     ---------             ---------
          Balance at January 1,    $ 2,340,585             2,190,664
          Provision                     75,000                75,000
          Charge-offs                        0                (1,216)
          Recoveries                     7,000                     0
                                     ---------             ---------
          Balance at March 31,     $ 2,422,585             2,264,448
                                     =========             =========

NON-INTEREST INCOME
-------------------
Non-interest income was $698,000 for the first quarter of 1997, a decrease of $3,000, compared to $701,000 for the first quarter of 1996. The decrease was principally due to a $230,000 decrease in gain on the sale of securities. Economic conditions in the first quarter of 1997 did not provide HMN with an opportunity to sell securities at a gain. During the first quarter of 1997, HMN reviewed its loan portfolio and decided to reduce its concentration of a certain loan product by selling $19.4 million of loans. The loan sale was the principal reason for the increase in gain on the sale of loans of $148,000. Other income increased by a net of $60,000 principally due to income generated from the Bank,s interest in a mortgage servicing partnership. Fee income increased by $19,000.

NON-INTEREST EXPENSE
--------------------
Non-interest expense was $2.1 million for the first quarter of 1997, an increase of $132,000, or 6.6%, from $2.0 million for the first quarter of 1996. Compensation and benefits expense increased by $210,000, or 6.6%, due to an increase in HMN,s work force related to opening a mortgage banking office in Eden Prairie, Minnesota, and normal merit and salary increases. Occupancy expense increased $44,000 due to the addition of the Eden Prairie office and added depreciation related to retail bank office remodeling. Federal insurance deposit premiums decreased by $151,000 due to a decrease in the insurance rates as the result of the Savings Association Insurance Fund becoming adequately capitalized during the third quarter of 1996. Other non-interest expenses increased a net of $28,000 partly due to the opening of the Eden Prairie office and normal cost increases.

INCOME TAX EXPENSE
------------------
Income tax expense was $913,000 for the first quarter of 1997, a decrease of $59,000, or 6.0%, from $972,000 for the first quarter of 1996. The decrease is primarily due to a decrease in taxable income between the two periods.

LIQUIDITY
---------
For the quarter ended March 31, 1997, the net cash provided from operating activities was $2.3 million and net cash provided from investing activities was $2.4 million. For the same period, HMN had $16.3 million in proceeds from the sale of securities and it collected another $18.8 million from principal payments and the maturity of securities. HMN purchased $33.1 million of securities during the first quarter of 1997. HMN also received proceeds from the sale of loans of $19.4 million and purchased or originated additional net loans of $17.1 million. During the first quarter of 1997, the Bank also purchased an additional interest in a
mortgage servicing partnership for $1.2 million.   During the first quarter of
1997, deposits increased by $1.6 million. During January 1997, HMN also repurchased 224,334 shares of its own common stock for $4.1 million.

HMN has certificates of deposit with outstanding balances of $166.7 million maturing during the next 12 months. Based upon past experience, management anticipates that the majority of the deposits will renew for the same or similar terms. Any funds lost from deposits which do not renew will be replaced with deposits from other customers, advances from the FHLB, or the sale of securities. Management does not anticipate that it will have a liquidity problem resulting from maturing deposits.

HMN is in the process of building two new retail banking facilities in Spring Valley and Winona, Minnesota, at an estimated aggregate cost of $3.2 million. Occupancy is scheduled for the first quarter of 1998 and funding will come from normal cash flows or the sale of securities.

NON-PERFORMING ASSETS
---------------------
The following table sets forth the amounts and categories of non-performing assets in the Bank's portfolio at March 31, 1997 and December 31, 1996.

                                           March 31,       December 31,
     (DOLLARS IN THOUSANDS)                  1997               1996
                                          -----------      ------------
     Non-Accruing Loans
       One-to-four family real estate      $ 209                235
       Nonresidential real estate             83                 83
       Commercial business                    12                 13
       Consumer                               22                  7
                                            ----               ----
       Total                                 326                338
                                            ----               ----

     Foreclosed Assets
       Real estate:
          One-to-four family                 110                 23
                                            ----               ----

             Total non-performing assets    $436               $361
                                            ====               ====
     Total as a percentage of
       total assets                         0.08%              0.07%
                                            ====               ====

     Total non-performing loans             $326               $338
                                            ====               ====
     Total as a percentage of total
       loans receivable, net                0.10%              0.10%
                                            ====               ====


Total non-performing assets at March 31, 1997 were $436,000, an increase of $75,000, or 20.1%, from $361,000 at December 31, 1996. The net increase of $75,000 was the result of a decrease of non-accruing loans brought about through normal collection efforts and an increase in one-to-four family foreclosed residential homes.

ASSET/LIABILITY MANAGEMENT
--------------------------

HMN,s management reviews the impact that changing interest rates will have on its net interest income projected for the next twelve months to determine if its current level of interest rate risk is acceptable. The following table projects the estimated impact on net interest income of immediate interest rate changes called rate shocks.


    Rate Shock    Net Interest    Percentage        Board
  in Basis Points    Income         Change          Limit
        +200        14,459          -7.40%        -30.00%
        +100        15,111          -3.23%        -15.00%
           0        15,615           0.00%          0.00%
        -100        15,797           1.17%        -15.00%
        -200        15,772           1.01%        -30.00%

The table above is only an estimate of the potential impact that changing rates will have on net interest income. The actual new loan activity originated or purchased and securities purchases along with actual deposit and borrowing activity could cause the actual net interest income for the next twelve months to be materially different from the net interest income projected above.

HMN continues to focus its fixed-rate one-to-four family residential loan program on loans with contractual terms of 20 years or less. HMN also originates and purchases adjustable rate mortgages which have initial fixed rate terms of one to five years and then adjust annually each year thereafter.

Refer to page 14 for table.

The following table sets forth the interest rate sensitivity of HMN's assets and liabilities at March 31, 1997, using certain assumptions that are described in more detail below:

-------------------------------------------------------------------------------
                                               Maturing or Repricing
                                 ----------------------------------------------

                                              Over 6
                                  6 Months   Months to    Over 1-3     Over 3-5

(DOLLARS IN THOUSANDS)             or Less    One Year      Years        Years
-------------------------------------------------------------------------------
Securities available for sale:
 Mortgage-backed and
    related securities<F1>        $  35,651     5,197        16,534      18,324

 Other marketable securities          7,948         0        15,131      25,281

Securities held to maturity:
 Mortgage-backed and
    related securities<F1>                0         0             0           0
   Other marketable securities            0         0             0           0
Loans held for sale, net              1,061         0             0           0

Loans receivable, net<F1><F2>
 Fixed rate one-to-four family<F3>   18,240    16,859      57,858       43,026
 Adjustable rate
   one-to-four family<F3>            35,041    18,457      11,814       10,120
 Multi family                             0         2          52            0
 Fixed rate commercial real estate      132       119         404          266
 Adjustable rate commercial
    real estate
                                      4,645     1,936           0            0
 Commercial business                    716       546       1,593          337
 Consumer loans                      15,793     1,122       2,134          889
Federal Home Loan Bank stock              0         0           0            0
Cash equivalents                     11,754         0           0            0
                                    -------   -------    --------      -------
    Total interest-earning assets   130,981    44,238     105,520       98,243
                                    -------   -------    --------      -------
Non-interest checking                 2,361         0           0            0
NOW accounts                         18,015         0           0            0
Passbooks                             3,180     2,844       8,672        5,550
Money market accounts                 1,776     1,586       4,838        3,098
Certificates                         93,535    73,151     109,273       20,871
Federal Home Loan Bank advances      59,714     5,714       5,893       34,400
                                    -------    ------     -------      -------
    Total interest-bearing
     liabilities                    178,581    83,295     128,676       63,919

                                    -------   -------     -------      -------
Interest-earning assets less
 interest-bearing liabilities     $ (47,600)  (39,057)    (23,145)      34,324
                                    =======   =======     =======      =======
Cumulative interest-rate
 sensitivity gap                  $ (47,600)  (86,657)   (109,813)     (75,489)
                                    =======   =======     =======      =======
Cumulative interest-rate gap as a
 percentage of total assets at
 March 31, 1997                       (8.61)%  (15.67)%    (19.86)%    (13.65)%
                                    =======   =======     =======      =======
Cumulative interest-rate gap as a
 percentage of interest-earning assets
 at December 31, 1996                 (4.61)   (10.66)
                                    =======   =======
Cumulative interest-rate gap as a
 percentage of interest-earning assets
 at December 31, 1995                 (1.07)    (7.53)
                                    =======   =======
Cumulative interest-rate gap as a
 percentage of interest-earning
 assets at December 31, 1994          (2.47)    (2.26)
                                    =======   =======


                                         Over 5      No Stated
 (DOLLARS IN THOUSANDS)                   Years        Maturity       Total
                                      ----------------------------------------
Securities available for sale:
 Mortgage-backed and
    related securities<F1>            50,793              0         126,499
 Other marketable securities               0          7,815          56,175
Securities held to maturity:
 Mortgage-backed and
    related securities<F1>                 0              0               0
 Other marketable securities               0              0               0
Loans held for sale, net                   0              0           1,061
Loans receivable, net<F1><F2>
 Fixed rate one-to-four family<F3>    99,797              0         235,780
 Adjustable rate
   one-to-four family<F3>                831              0          76,263
 Multi family                              0              0              54
 Fixed rate commercial real estate       542              0           1,463
 Adjustable rate commercial
    real estate                            0              0           6,581
 Commercial business                      58              0           3,250
 Consumer loans                          198              0          20,136
Federal Home Loan Bank stock               0          5,627           5,627
Cash equivalents                           0              0          11,754
                                     -------        -------         -------
    Total interest-earning assets    152,219         13,442         544,643
                                     -------        -------         -------
Non-interest checking                      0              0           2,361
NOW accounts                               0              0          18,015
Passbooks                              9,865              0          30,111
Money market accounts                  5,508              0          16,806
Certificates                               0              0         296,830
Federal Home Loan Bank advances            0              0         105,721
    Total interest-bearing
      liabilities                     15,373              0         469,844
Interest-earning assets less
 interest-bearing liabilities        136,846         13,442          74,799
Cumulative interest-rate
 sensitivity gap                      61,357         74,799          74,799
Cumulative interest-rate gap as a
 percentage of total assets at
 March 31, 1997                        11.09%         13.53%          13.53%
Cumulative interest-rate gap as a
 percentage of interest-earning assets
 at December 31, 1996
Cumulative interest-rate gap as a
 percentage of interest-earning assets
 at December 31, 1995
Cumulative interest-rate gap as a
 percentage of interest-earning
 assets at December 31, 1994

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

          None.

ITEM 5.   Other Information.

          None.

ITEM 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.  See Index to Exhibits on page 18 of this report.

          (b) Reports on Form 8-K. A current report on Form 8-K was filed on April 17, 1997, reporting first quarter earnings. Filed with H-
               (b)11 on April 17, 1997.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   HMN FINANCIAL, INC.
                                   Registrant


Date:       5/13/97                /s/ Roger P. Weise
     ----------------------        ---------------------------
                                   Roger P. Weise,
                                   Chairman, President and
                                   Chief Executive Officer
                                   (Duly Authorized Officer)


Date:       5/13/97                /s/ James B. Gardner
     ----------------------        ---------------------------
                                   James B. Gardner,
                                   Executive Vice President
                                   (Principal Financial Officer)

PAGE

                               HMN FINANCIAL, INC.

                                INDEX TO EXHIBITS
                                  FOR FORM 10-Q



     Exhibit                                           Sequentially
     Number              Description                   Numbered Page
    ---------           ----------------------------   -------------

        10          Revised Adoption Agreement for          20
                    Home Federal Savings Bank Employees,
                    Savings & Profit Sharing Plan
                    and Trust

        11          Computation of Earnings Per             21
                    Common Share

        27          Financial Data Schedule                 22