Form 10-Q
period 1997-06-30
HMN FINANCIAL INC
filed 1997-08-13
CIK 921183

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                     ----------------------------------


                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1997

                                      OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15 (d) FOR THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to _________

                        Commission File Number 0-24100

                        HMN FINANCIAL, INC.
            (Exact name of Registrant as specified in its Charter)

             Delaware                        41-1777397
       -------------------                -----------------
     (State or other jurisdiction of     (I.R.S. Employer
     incorporation or organization)       Identification Number)

101 North Broadway, Spring Valley, Minnesota      55975-0231
--------------------------------------------      ----------
  (Address of principal executive offices)        (ZIP Code)

Registrant's telephone number, including area  code:
                                                 (507) 346-7345
                                                 --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes  (X)  No (  )

Indicate the number of shares outstanding of each of the issuer's common stock as of the latest practicable date.

           Class                                Outstanding at August 5, 1997
-----------------------------                   -----------------------------
Common stock, $0.01 par value                          4,211,836

                    This Form 10-Q consists of 55 pages.
                       The exhibit index is on page 22.

                       HMN FINANCIAL, INC.

                            CONTENTS

PART I - FINANCIAL INFORMATION
                                                           Page
  Item 1: Financial Statements (unaudited)                 ----

          Consolidated Balance Sheets at
          June 30, 1997 and December 31, 1996                3

          Consolidated Statements of Income for the
          Three Months Ended and Six Months Ended
          June 30, 1997 and 1996                             4

          Consolidated Statement of Stockholders' Equity
          for the Six Month Period Ended June 30, 1997       5

          Consolidated Statements of Cash Flows for
          the Six Months Ended June 30, 1997 and 1996        6

          Notes to Consolidated Financial Statements        7-10

Item 2:   Management's Discussion and Analysis of Financial
          Condition and Results of Operations               11-18

PART II - OTHER INFORMATION

Item 1:   Legal Proceedings                                  19

Item 2:   Changes in Securities                              19

Item 3:   Defaults Upon Senior Securities                    19

Item 4:   Submission of Matters to a Vote of
          Security Holders                                   19

Item 5:   Other Information                                  20

Item 6:   Exhibits and Reports on Form 8-K and Form 11-K     20

Signatures                                                   21

PART I - FINANCIAL STATEMENTS

                    HMN FINANCIAL, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                  (unaudited)

                                            June 30,      December 31,
                    Assets                    1997            1996
                                          -----------     -----------
Cash and cash equivalents                $ 11,569,823      10,583,717
Securities available for sale:
   Mortgage-backed and related securities
     (amortized cost $115,681,542
      and $134,474,167)                   115,016,213     133,355,278
   Other marketable securities
     (amortized cost $73,350,810
      and $42,360,499)                     73,860,262      42,474,810
                                          -----------     -----------
                                          188,876,475     175,830,088
                                          -----------     -----------
Securities held to maturity:
   Mortgage-backed and related securities
      (fair value $0 and $1,904,993)                0       1,805,744
   Other marketable securities
      (fair value $0 and $1,000,550)                0         999,812
                                          -----------     -----------
                                                    0       2,805,556
                                          -----------     -----------

Loans held for sale                         1,205,315         739,316
Loans receivable, net                     345,516,286     349,022,236
Federal Home Loan Bank stock, at cost       5,939,500       5,434,000
Real estate, net                               89,287          20,610
Premises and equipment, net                 4,090,908       3,581,497
Accrued interest receivable                 3,762,219       3,415,152
Prepaid expenses and other assets           5,815,165       3,299,427
                                          -----------     -----------
      Total assets                      $ 566,864,978     554,731,599
                                          ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                $ 365,385,386     362,476,944
Federal Home Loan Bank advances           114,364,305     106,078,589
Accrued interest payable                    1,207,541       1,542,773
Advance payments by borrowers for
 taxes and insurance                          506,268         518,911
Accrued expenses and other liabilities      2,403,310       2,014,938
Due to brokers                              1,200,000               0
                                          -----------     -----------
      Total liabilities                   485,066,810     472,632,155
                                          -----------     -----------
Commitments and contingencies
Stockholders' equity:
   Serial preferred stock: authorized
     500,000 shares; issued and
     outstanding none                               0               0
   Common stock ($.01 par value):
     authorized 7,000,000 shares;
     issued 6,085,775 shares                   60,858          60,858
   Additional paid-in capital              59,620,004      59,428,768
   Retained earnings, subject to
     certain restrictions                  57,452,087      54,645,387
   Net unrealized loss on securities
     available for sale                       (92,998)       (598,045)
   Unearned employee stock ownership
     plan shares                           (4,746,400)     (4,938,520)
   Unearned compensation restricted
     stock awards                            (716,965)       (793,289)
   Treasury stock, shares at cost
     1,873,939 and 1,651,615 shares       (29,778,418)    (25,705,715)
                                          -----------     -----------
      Total stockholders' equity           81,798,168      82,099,444
                                          -----------     -----------
    Total liabilities and stockholders'
      equity                            $ 566,864,978     554,731,599
                                          ===========     ===========

See accompanying notes to consolidated financial statements.

                     HMN FINANCIAL, INC. AND SUBSIDIARIES
                       Consolidated Statements of Income
                                  (unaudited)

                                 Three Months Ended      Six Months Ended
                                      June 30,               June 30,
                                 1997         1996       1997        1996
                              --------------------  ----------------------
Interest Income:
 Loans receivable          $  6,882,628  6,409,310  13,790,870  12,548,056
 Securities available
  for sale:
   Mortgage-backed
    and related               2,176,822  2,527,670   4,366,032   5,301,360
   Other marketable             917,067    580,897   1,502,309     985,741
 Securities held to maturity:
   Mortgage-backed and related        0    256,754      33,400     523,777
   Other marketable                   0     32,405      10,032      75,853
 Cash equivalents                87,434     62,086     169,594     165,804
 Other                          102,011     74,648     196,972     138,630
                             ---------- ----------  ----------  ----------
    Total interest income    10,165,962  9,943,770  20,069,209  19,739,221
                             ---------- ----------  ----------  ----------
Interest expense:
 Deposits                     4,670,797  4,720,966   9,243,595   9,539,249
 Federal Home Loan Bank
  advances                    1,626,510  1,227,662   3,077,910   2,289,523
                             ----------  ---------  ----------  ----------
    Total interest expense    6,297,307  5,948,628  12,321,505  11,828,772
                             ----------  ---------  ----------  ----------
         Net interest income  3,868,655  3,995,142   7,747,704   7,910,449
Provision for loan losses        75,000     75,000     150,000     150,000
                             ----------  ---------  ----------  ----------
         Net interest income
           after provision
           for loan losses    3,793,655  3,920,142   7,597,704   7,760,449
                             ----------  ---------  ----------  ----------
Non-interest income:
 Fees and service charges       100,445     81,855     196,857     159,371
 Securities gains, net          113,695    268,487     384,612     769,037
 Gain on sales of loans          63,614      1,135     217,064       7,084
 Other                          128,042    133,533     305,557     250,922
                             ----------  ---------  ----------  ----------
    Total non-interest income   405,796    485,010   1,104,090   1,186,414
                             ----------  ---------  ----------  ----------
Non-interest expense:
 Compensation and benefits    1,358,859  1,099,123   2,674,846   2,205,118
 Occupancy                      232,451    195,363     473,598     392,145
 Federal deposit insurance
  premiums                       58,924    214,864     117,901     424,656
 Advertising                     73,658     79,354     151,795     152,039
 Data processing                118,803    120,743     243,332     249,196
 Provision for real
  estate losses                   1,000          0       3,000           0
 Other                          283,260    274,789     576,925     543,902
                             ----------  ---------  ----------  ----------
    Total non-interest
     expense                  2,126,955  1,984,236   4,241,397   3,967,056
                             ----------  ---------  ----------  ----------
    Income before income tax
     expense                  2,072,496  2,420,916   4,460,397   4,979,807
Income tax expense              740,276    887,832   1,653,697   1,860,032
                             ----------  ---------  ----------  ----------
    Net income             $  1,332,220  1,533,084   2,806,700   3,119,775
                             ==========  =========  ==========  ==========
Primary earnings per
  common share and common
  share equivalents        $       0.34       0.34        0.72        0.67
                             ==========  =========  ==========  ==========
Fully diluted earnings
  per common share and
  common share equivalents $       0.34       0.33        0.71        0.66
                             ==========  =========  ==========  ==========

See accompanying notes to consolidated financial statements

                     HMN FINANCIAL, INC. AND SUBSIDIARIES
                Consolidated Statement of Stockholders' Equity
                 For the Six Month Period Ended June 30, 1997
                                  (unaudited)

                                                                  Net
                                                              unrealized
                                   Additional                  (loss) on
                          Common    Paid-in     Retained      securities
                           Stock    Capital     Earnings   available for sale
                        -----------------------------------------------------
Balance,
December 31, 1996      $  60,858  59,428,768   54,645,387      (598,045)
  Net income                                    2,806,700
  Change in fair value
   on securities available
   for sale                                                     505,047
  Treasury stock
   purchases
  Amortization of
   restricted stock awards
  Retirement and retention
   awards granted                      2,250
  Employee stock option
   exercised                             (46)
  Restricted stock awards tax
   benefit                            61,092
  Employee stock option
   plan tax benefit                    3,530
  Earned employee stock
   ownership plan shares             124,410
                        -------   ----------  ----------    ----------
Balance,
June 30, 1997         $  60,858   59,620,004  57,452,087       (92,998)
                        =======   ==========  ==========    ==========



                           Unearned
                            shares
                           Employee      Unearned
                             Stock     Compensation                Total
                           Ownership    Restricted    Treasury  Stockholders'
                             Plan      Stock Awards     Stock      Equity
                          --------------------------------------------------

Balance,
December 31, 1996        $ (4,938,520)   (793,289)  (25,705,715)  82,099,444
  Net income                                                       2,806,700
  Change in fair value on
   securities available
   for sale                                                          505,047
  Treasury stock
   purchases                                         (4,109,637)  (4,109,637)
  Amortization of
   restricted stock awards                115,324                    115,324
  Retirement and retention
   awards granted                         (39,000)       36,750            0
  Employee stock option
   exercised                                                184          138
  Restricted stock awards tax
   benefit                                                            61,092
  Employee stock option
   plan tax benefit                                                    3,530
  Earned employee stock
   ownership plan shares      192,120                                316,530
                           ----------   ---------   ----------    ----------
Balance,
June 30, 1997            $ (4,746,400)   (716,965) (29,778,418)   81,798,168
                           ==========   =========   ==========    ==========

See accompanying notes to consolidated financial statements.

                     HMN FINANCIAL, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                  (unaudited)

                                                    Six Months Ended
                                                        June 30,
                                                    1997         1996
                                               -------------------------
Cash flows from operating activities:
   Net income                                  $ 2,806,700    3,119,775
   Adjustments to reconcile net income
    to cash provided by operating activities:
     Provision for loan losses                     150,000      150,000
     Provision for real estate losses                3,000            0
     Depreciation                                  207,634      181,971
     Amortization of (discounts) premiums, net    (107,808)     (16,163)
     Amortization of deferred loan fees           (183,614)    (229,289)
     Provision for deferred income taxes           258,698      147,562
     Securities gains, net                        (384,612)    (774,273)
     Gain on sales of real estate                   (3,743)     (39,100)
     Gain on sales of loans                       (217,064)      (7,084)
     Proceeds from sale of loans originated
      for sale                                   2,739,372      362,070
     Amortization of restricted stock awards       115,324      116,700
     Amortization of unearned ESOP shares          192,120      198,840
     Earned employee stock ownership shares
      priced above original cost                   124,410       62,424
     Increase in accrued interest receivable      (347,067)     (43,835)
     (Decrease) increase in accrued
       interest payable                           (335,232)     154,983
     Equity earnings of limited partnership       (112,487)           0
     Increase in other assets                      (94,493)    (124,031)
     (Decrease) increase in other liabilities     (149,358)      55,481
     Other, net                                     20,768      (26,994)
                                                ----------   ----------
       Net cash provided by operating
        activities                               4,682,548    3,289,037
                                                ----------   ----------
Cash flows from investing activities:
   Proceeds from sales of securities available
    for sale                                    33,311,951   49,480,583
   Principal collected on securities
    available for sale                           6,657,798    6,740,657
   Proceeds collected on maturity of
    securities available for sale               15,868,412    5,500,000
   Purchases of securities available for sale  (60,433,633) (53,439,412)
   Proceeds from sales of securities held to
    maturity                                       348,871            0
   Principal collected on securities held
    to maturity                                    240,441      863,649
   Proceeds collected on maturity of
    securities held to maturity                  1,000,000    2,000,000
   Purchases of securities held to maturity              0     (709,765)
   Proceeds from sales of loans receivable      25,341,959      154,612
   Purchase interest in mortgage servicing
    rights                                        (370,008)           0
   Purchase interest in limited partnership     (1,938,750)           0
   Purchase of Federal Home Loan Bank stock       (505,500)  (1,356,000)
   Net increase in loans receivable            (29,608,581) (27,035,570)
   Proceeds from sale of real estate                35,627      361,010
   Purchases of premises and equipment            (717,045)     (83,559)
                                                ----------   ----------
      Net cash used by investing activities    (10,768,458) (17,523,795)
                                                ----------   ----------
Cash flows from financing activities:
   Increase (decrease) in deposits               2,908,442  (10,344,717)
   Purchase of treasury stock                   (4,109,637)  (5,955,302)
   Stock options exercised                             138            0
   Proceeds from Federal Home Loan Bank
    advances                                    74,800,000   45,700,000
   Repayment of Federal Home Loan Bank advances(66,514,284) (13,523,925)
   Decrease in advance payments by borrowers
    for taxes and insurance                        (12,643)     (33,488)
                                                ----------   ----------
      Net cash provided by financing activities  7,072,016   15,842,568
                                                ----------   ----------
      Increase in cash and cash equivalents        986,106    1,607,810
Cash and cash equivalents, beginning of period  10,583,717    4,334,694
                                                ----------   ----------
Cash and cash equivalents, end of period      $ 11,569,823    5,942,504
                                                ==========   ==========
Supplemental cash flow disclosures:
   Cash paid for interest                     $ 12,656,737   11,673,789
   Cash paid for income taxes                    1,445,500    1,780,833
Supplemental noncash flow disclosures:
   Loans securitized and transferred to
    securities available for sale             $  4,781,034    9,694,418
   Securities held to maturity transferred
    to securities available for sale             1,295,147            0
   Loans transferred to loans held for sale     25,277,122            0
   Transfer of loans to real estate                188,776      168,187
   Transfer of real estate to loans                 84,772            0
   Securities purchased with liability due
    to broker                                    1,200,000            0

See accompanying notes to consolidated financial statements.

                     HMN FINANCIAL, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                                  (Unaudited)

                            June 30, 1997 and 1996

(1)  HMN FINANCIAL, INC.

The consolidated financial statements included herein are for HMN Financial Inc. (HMN), Security Finance Corporation (SFC), HMN Mortgage Services, Inc., Home Federal Savings Bank (the Bank) and the Bank's wholly owned subsidiary, Osterud Insurance Agency, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

(2)  BASIS OF PREPARATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of stockholders' equity and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments consisting of only normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The statements of income for the three month period and six month period ended June 30, 1997 are not necessarily indicative of the results which may be expected for the entire year.

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

In July 1997, the FASB issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME which establishes standards of disclosure and financial statement display for reporting total comprehensive income and the individual components thereof. Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. As used in SFAS No. 130, the term comprehensive income thus encompasses net income. The term OTHER COMPREHENSIVE INCOME refers to components of comprehensive income that are excluded from net income under generally accepted accounting principles. Comprehensive income may be presented in any of the following financial statements: in a separate statement of comprehensive income; in a statement of changes in equity; or below the total of net income or loss in the income
statement.   SFAS No. 130 is effective for fiscal years beginning after
December 15, 1997, with earlier application permitted. Comparative statements for previous years must be reclassified, although reclassification adjustments are not required to be shown for such earlier periods.
Management is currently studying the impact of adopting SFAS No. 130.

In July 1997, the FASB issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION which establishes new standards for determining a reportable segment and for disclosing information regarding each such segment. The amount of each segment item reported should be the measure reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segment and assessing its performance. Adjustments and eliminations made in preparing an enterprise's general-purpose financial statements and allocations of revenues, expenses , and gains or losses should be included in determining reported segment profit or loss only if they are included in the measure of the segments's profit or loss that is used by the chief operating decision maker. Similarly, only those assets that are included in the measure of the segment's assets that is used by the chief operating decision maker should be reported for that segment. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997, with earlier application encouraged. Management is currently studying the impact of adopting SFAS No. 131.

(4) SECURITIES HELD TO MATURITY

During the first quarter of 1997, HMN determined that it no longer had the intent to hold its securities classified as held to maturity to the actual maturity date of the securities. Therefore it sold one security and on March 31, 1997 it transferred all the remaining securities in the held to maturity portfolio to the available for sale portfolio. The following information summarizes the sale and transfer of the securities held to maturity during 1997.


                                                                  Unrealized
                                                                   Holding
                                                      Unrealized     Gain,
                         Amortized   Fair   Realized   Holding    Net of Tax,
                            Cost    Value     Gain       Gain      in Equity
                         --------- -------  --------- ---------  -----------
Security sold          $  344,139    348,871    4,732

Securities transferred
to available for sale  $1,223,753  1,295,147            71,394        42,641

(5)  EARNINGS PER SHARE

Primary earnings per common share and common share equivalents for the three month periods ended June 30, 1997 and 1996 were computed by dividing net income for each period ($1,332,220 and $1,533,084, respectively) by the weighted average common shares and common share equivalents outstanding (3,915,302 and 4,580,792, respectively) during each period. Fully diluted earnings per common share and common share equivalents for the three months ended June 30, 1997 and 1996 were computed by dividing net income for the period ($1,332,220 and $1,533,084, respectively) by the weighted average common shares and fully diluted common share equivalents outstanding (3,943,053 and 4,600,976, respectively) during each period.

Primary earnings per common share and common share equivalents for the six month periods ended June 30, 1997 and 1996 were computed by dividing net income for each period ($2,806,700 and $3,119,775, respectively) by the weighted average common shares and common share equivalents outstanding (3,921,455 and 4,673,506, respectively) during each period. Fully diluted earnings per common share and common share equivalents for the six months ended June 30, 1997 and 1996 were computed by dividing net income for the period ($2,806,700 and $3,119,775, respectively) by the weighted average common shares and fully diluted common share equivalents outstanding (3,956,422 and 4,697,742, respectively) during each period.

(6)  REGULATORY CAPITAL REQUIREMENTS

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

Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table on the following page) of Tangible, Core, and Risk-based capital (as defined in the regulations) to total assets (as defined). At June 30, 1997 Management is of the opinion that the Bank meets all capital adequacy requirements to which it is subject.

Management believes that based upon the Bank's capital calculations at June 30, 1997 and other conditions consistent with the Prompt Corrective Actions Provisions of the OTS regulations, the Bank would be categorized as well capitalized.

At June 30, 1997 the Bank's capital amounts and ratios are presented for actual capital, required capital, and excess capital including amounts and ratios in order to qualify as being well capitalized under the Prompt Corrective Actions regulations:

---------------------------------------------------------------------------

                                        Actual               Required
                                  -------------------   -------------------
                                           Percent of            Percent of
(in thousands)                    Amount    Assets<F1>    Amount  Assets<F1>
                                  -------- ----------   -------- -----------
Bank stockholder's equity      $  60,965

Less:
  Net unrealized gain on
   certain securities
   available for sale                977

 Excess mortgage servicing
    rights                           533
                                 -------
Tangible capital                  59,455     10.95%     $  8,146     1.50%
                                 -------
  Tangible capital to
   adjusted total assets                     10.95%
Core capital (Tier I)             59,455     10.95%       16,291     3.00%
  Tier I capital to risk-
   weighted assets                           24.44%
Plus:
 Allowable allowance for
   loan losses                     2,479
Risk-based capital             $  61,934     25.46%     $ 19,463     8.00%

<1> Based upon the Bank's adjusted total assets for the purpose of the tangible and core capital ratios and risk-weighted assets for the purpose of the risk-based capital ratio.

-----------------------------------------------------------------------------



                                                       To Be Well Capitalized

                                                            Under Prompt
                                                         Corrective Actions
                                      Excess Capital         Provisions
                                   -------------------  --------------------
                                            Percent of           Percent of
(in thousands)                     Amount    Assets<F1>   Amount  Assets<F1>
                                   -------- ----------   ------- -----------
Bank stockholder's equity
Less:
  Net unrealized gain on
   certain securities
   available for sale
 Excess mortgage servicing
    rights
Tangible capital                  $ 51,309     9.45%
  Tangible capital to
   adjusted total assets                                $  27,152     5.00%
Core capital (Tier I)               43,164     7.95%
  Tier I capital to risk-
   weighted assets                                         14,598     6.00%
Plus:
 Allowable allowance for
   loan losses
Risk-based capital                $ 42,471    17.46%    $  24,329    10.00%

<1> Based upon the Bank's adjusted total assets for the purpose of the tangible and core capital ratios and risk-weighted assets for the purpose of the risk-based capital ratio.

-----------------------------------------------------------------------------

(7)  STOCKHOLDERS' EQUITY

During January of 1997, with Board authorization and approval from the Office of Thrift Supervision (OTS), HMN purchased a total of 224,334 shares of its own common stock from the open market for $4.1 million. All shares were placed in treasury stock.

On June 30, 1997, HMN announced its intention to purchase up to 300,000 shares of its own common stock in the open market over the next twelve month period.

(8) PENDING ACQUISITION

On July 1, 1997, HMN Financial, Inc. and Marshalltown Financial Corporation
(MFC), the thrift holding company for Marshalltown Savings Bank, FSB, entered into a definitive agreement to merge. Under the agreement, HMN will acquire in a cash transaction valued at $25.9 million, or $17.51 per share, all outstanding shares of MFC's common stock. The agreement is subject to regulatory approvals, as well as approval of MFC's shareholders, a process
that is expected to be completed by the end of the year.   At June 30, 1997,
MFC's consolidated balance sheet had total assets of $127.5 million of which $63.4 million were in loans receivable, net and $56.1 million were investment securities or mortgage-backed securities. MFC's deposits totaled $106.4 million and stockholders' equity totaled $20.1 million.

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

NET INCOME

HMN's net income for the second quarter of 1997 was $1.3 million, or $0.34 primary earnings per share, a decrease of $201,000, or 13.1% compared to net income of $1.5 million, or $0.34 primary earnings per share for the second quarter of 1996. The decrease in net income was principally due to a decrease of $126,000 in net interest income, a decrease of $79,000 in non-interest income and an increase of $143,000 in non-interest expense. Primary earnings per share for the second quarter of 1997 remained the same as the second quarter of 1996 despite a decrease in net income because HMN purchased 972,404 shares of its own common stock in the open market from April 1, 1996 through January 31, 1997.

Net income for the six-month period ended June 30, 1997 was $2.8 million, or $0.72 primary earnings per share, a decrease of $313,000, or 10.0%, compared to $3.1 million, or $0.67 primary earnings per share, for the same six month period of 1996. The decrease in net income was principally due to a decrease of $163,000 in net interest income, a decrease of $82,000 in non-interest income and an increase of $274,000 in non-interest expense. Primary earnings per share for the six month period ended June 30, 1997 increased by $0.05 compared to the same period in 1996 despite a decrease in net income between the periods because HMN purchased 1,094,119 shares of its own common stock in the open market from January 1, 1996 through January 31, 1997.

NET INTEREST INCOME

Net interest income for the second quarter of 1997 was $3.9 million, a decrease of $126,000, or 3.2%, compared to $4.0 million for the same quarter of 1996. Interest income for the second quarter of 1997 was $10.2 million, an increase of $222,000, or 2.2%, compared to $9.9 million for the same quarter of 1996. The increase in interest income was primarily due to the purchase of loans that were partially funded by the sale of lower yielding investment securities. Average interest-earning assets were $547.7 million for the second quarter of 1997, an increase of $8.8 million compared to average interest-earning assets of $538.9 million for the same quarter of 1996. Interest expense for the second quarter of 1997 was $6.3 million an increase of $349,000, or 5.9%, compared to $5.9 million for the same quarter of 1996. The increase in interest expense was caused primarily by an increase in average interest-bearing liabilities. Average interest-bearing liabilities for the second quarter of 1997 were $474.6 million, an increase of $23.9 million, or 5.3%, compared to $450.7 million for the second quarter of 1996. The majority of the funds received from the increase in interest-bearing liabilities were used to purchase the net increase in average interest-bearing assets, facilitate the HMN stock repurchases, and purchase loan servicing assets.

Net interest income for the six months ended June 30, 1997 was $7.7 million, a decrease of $163,000, or 2.1%, from $7.9 million for the same period of
1996.   Interest income for the six month period ended June 30, 1997 was
$20.1 million, an increase of $330,000, or 1.7%, compared to $19.7 million for the same period of 1996. The increase in interest income was primarily due to the purchase of loans that were partially funded by the sale of lower yielding investment securities. Average interest-earning assets were $542.9 million for the six months ended June 30, 1997, an increase of $8.1 million compared to average interest-earning assets of $534.8 million for the same period of 1996. Interest expense for the six month period ended June 30, 1997 was $12.3 million, an increase of $493,000, or 4.2%, compared to $11.8 million for the same period of 1996. The increase in interest expense was caused primarily by an increase in average interest-bearing liabilities. Average interest-bearing liabilities for the six month period ended June 30, 1997 were $469.2 million, an increase of $23.1 million, or 5.2%, compared to $446.1 million for the same period of 1996. The majority of the funds received from the increase in interest-bearing liabilities were used to purchase the net increase in average interest-bearing assets, facilitate the HMN stock repurchases, and purchase loan servicing assets.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the second quarters ended June 30, 1997 and 1996 were both $75,000. The provision for loan losses for the six months ended June 30, 1997 and 1996 were both $150,000. The provision is the result of management's evaluation of the loan portfolio, a historically low level of non-performing loans, minimal loan charge-off experience, and its assessment of the general economic conditions in the geographic area where properties securing the loan portfolio are located. Management's evaluation did not reveal conditions that would cause it to increase the provision for loan losses during 1997 compared to 1996. Future economic conditions and other unknown factors will impact the need for future provisions for loan losses. As a result, no assurances can be given that increases in the allowance for loan losses will not be required during future periods.

A reconciliation of HMN's allowance for loan losses is summarized as follows:

                              1997                  1996
                            ---------            ---------
Balance at January 1,     $ 2,340,585            2,190,664
Provision                     150,000              150,000
Charge-offs                   (19,009)              (1,216)
Recoveries                      7,250                   23
                            ---------            ---------
Balance at June 30,       $ 2,478,826            2,339,471
                            =========            =========

NON-INTEREST INCOME

Non-interest income for the second quarter of 1997 was $406,000, a decrease of $79,000, or 16.3%, from $485,000 for the same quarter of 1996. The decrease in non-interest income was principally due to a decrease of $155,000 in gain on the sale of securities and was partially offset by increased fee income of $19,000 and an increase in gain on the sale of loans of $62,000. Economic conditions and certain market conditions reduced the ability to sell securities at a gain during the second quarter of 1997 compared to the same period in 1996.

Non-interest income for the six months ended June 30, 1997 was $1.1 million, a decrease of $82,000, or 6.9%, from $1.2 million for the same period of 1996. The decrease was principally due to a $384,000 decrease in gain on the sale of securities and was partially offset by a $37,000 increase in fee income, a $210,000 increase in gain on sale of loans, and a $55,000 increase in other income. The increased income recognized on the sale of loans is the direct result of increased mortgage banking activity. The increase in other income for the six months ended June 30, 1997 compared to the same period in 1996 was principally due to an increase in commissions earned by Osterud Insurance Agency, which is a subsidiary of the Bank.

NON-INTEREST EXPENSE

Non-interest expense was $2.1 million for the second quarter of 1997, an increase of $143,000, or 7.2%, from $2.0 million for the second quarter of 1996. The majority of the increase in non-interest expense between the two quarters was due to a $260,000, or 23.6%, increase in compensation and benefits and was the result of adding new employees, plus normal merit and salary increases. Besides the increase in compensation, occupancy also increased $37,000 between the two quarters. These increases were partially offset by a $156,000 decrease in federal deposit insurance premiums for the second quarter of 1997 compared to the second quarter of 1996. The decrease in premium expense is the result of the Savings Association Insurance Fund
(SAIF) now being fully funded.

Non-interest expense for the six months ended June 30, 1997 was $4.2 million, an increase of $274,000, or 6.9%, from $4.0 million for the six months ended June 30, 1996. The principal cause for the increase in non-interest expense between the two periods was due to a $470,000, or 21.3%, increase in compensation and benefits expense and was the result of adding new employees and normal merit and salary increases. Occupancy also increased $81,000 for the six-month period ended June 30, 1997 compared to the same period ended
June 30, 1996 partially because of continued remodeling of offices.   These
increases were partially offset by a $307,000 decrease in federal deposit insurance premiums between the two periods because the SAIF insurance fund is now fully funded.

INCOME TAX EXPENSE

Income tax expense was $740,000 for the second quarter of 1997, a decrease of $148,000, or 16.6%, from $888,000 for the second quarter of 1996. The decrease is primarily due to a decrease in taxable income between the two quarters. Income tax expense was $1.7 million for the six month period ended June 30, 1997, a decrease of $206,000, or 11.1%, from $1.9 million for the same period in 1996.

LIQUIDITY

For the six months ended June 30, 1997, the net cash provided from operating activities was $4.7 million and net cash used for investing activities was $10.8 million. For the same period, HMN had $33.7 million in proceeds from the sale of securities and it collected another $23.8 million from principal payments and the maturity of securities. HMN purchased $60.4 million of securities during the first six months of 1997. HMN also received proceeds from the sale of loans of $25.3 million and purchased or originated additional net loans of $29.6 million. During the first six month period of 1997, the Bank also purchased an additional interest in a mortgage servicing partnership for $1.9 million. During the first six months of 1997, deposits increased by $2.9 million and Federal Home Loan Bank advances showed a net increase $8.29 million. During January 1997, HMN also repurchased 224,334 shares of its own common stock for $4.1 million.

*HMN has certificates of deposit with outstanding balances of $169.9 million maturing during the next 12 months. Based upon past experience, management anticipates that the majority of the deposits will renew for the same or similar terms. Any funds lost from deposits which do not renew will be replaced with deposits

* This paragraph contains a forward-looking statement(s). Refer to information regarding Forward-looking Information on page 17 of this discussion.

from other customers, advances from the FHLB, or the sale of securities. Management does not anticipate that it will have a liquidity problem resulting from maturing deposits.

*HMN has entered into an agreement to purchase all of the outstanding stock of Marshalltown Financial Corporation, a unitary thrift holding company, for $25.9 million in cash. The transaction is subject to the approval of the stockholders of Marshalltown Financial Corporation and the Office of Thrift Supervision. The approval is anticipated to be received by December 31, 1997. HMN expects to fund the purchase of the Marshalltown stock from the proceeds of the sale of securities available for sale.

*HMN is in the process of building two new retail banking facilities in Spring Valley and Winona, Minnesota, at an estimated aggregate cost of $3.2 million. Occupancy is scheduled for the second or third quarter of 1998 and construction funding will come from normal cash flows or the sale of securities.

NON-PERFORMING ASSETS

The following table sets forth the amounts and categories of non-performing assets in the Bank's portfolio at June 30, 1997 and December 31, 1996.

                                            June 30,       December 31,
(Dollars in Thousands)                       1997             1996
                                          ----------       ----------
Non-Accruing Loans
  One-to-four family real estate           $  240               235
  Nonresidential real estate                   82                83
  Commercial business                          39                13
  Consumer                                     13                 7
                                              ---               ---
  Total                                       374               338
                                              ---               ---
Foreclosed Assets
Real estate:
One-to-four family                             92                23
                                              ---               ---
     Total non-performing assets             $466             $ 361
                                              ===               ===
Total as a percentage of
  total assets                               0.08%             0.07%
                                             ====              ====
Total non-performing loans                 $  374             $ 338
                                             ====              ====
Total as a percentage of total
   loans receivable, net                     0.11%             0.10%
                                             ====              ====

Total non-performing assets at June 30, 1997 were $466,000, an increase of $105,000, or 29.1%, from $361,000 at December 31, 1996. The net increase of $105,000 was the result of an increase of non-accruing loans and an increase in one-to-four family foreclosed residential homes.

ASSET/LIABILITY MANAGEMENT

*HMN's management reviews the impact that changing interest rates will have on its net interest income projected for the twelve months following June 30, 1997 to determine if its current level of interest rate risk is acceptable. The following table projects the estimated impact on net interest income of immediate interest rate changes called rate shocks.

     Rate Shock    Net Interest    Percentage        Board
   in Basis Points    Income         Change          Limit
        +200        14,265          -8.88%        -30.00%
        +100        15,021          -4.06%        -15.00%
           0        15,656           0.00%          0.00%
        -100        15,943           1.83%        -15.00%
        -200        16,240           3.73%        -30.00%

* This paragraph contains a forward-looking statement(s). Refer to information regarding Forward-looking Information on page 17 of this discussion.

The table above is forward-looking and is only an estimate of the potential impact that changing rates will have on net interest income. The actual new loan activity originated or purchased and securities purchases along with actual deposit and borrowing activity could cause the actual net interest income for the twelve month period to be materially different from the net interest income projected above.

HMN continues to focus its fixed-rate one-to-four family residential loan program on loans with contractual terms of 20 years or less. HMN also originates and purchases adjustable rate mortgages which have initial fixed rate terms of one to five years and then adjust annually each year thereafter.

Refer to page 16 for table.

The following table sets forth the interest rate sensitivity of HMN's assets and liabilities at June 30, 1997, using certain assumptions that are described in more detail below:

-----------------------------------------------------------------------------
                                         Maturing or Repricing
                          ---------------------------------------------------
                                          Over 6
                            6 Months     Months to     Over 1-3    Over 3-5
(Dollars in thousands)       or Less     One Year       Years        Years
-----------------------------------------------------------------------------
Cash equivalents          $   10,570           0             0            0
Securities available for
  sale:
   Mortgage-backed and
    related securities<F1>    24,923       5,325        26,611       25,757
   Other marketable
    securities                18,045       1,905        10,561       30,324
Loans held for sale            1,205           0             0            0
Loans receivable, net:<F1><F2>
   Fixed rate one-to-four
    family<F3>                18,627      17,176        58,860       43,535
   Adjustable rate
     one-to-four family<F3>   26,946      21,658        12,283       12,570
   Fixed rate commercial
     real estate                 143         126           405          260
   Adjustable rate commercial
      real estate              4,600       2,277             0            0
   Commercial business         1,421         352         1,030          236
   Consumer loans             18,372       1,163         2,431        1,057
Federal Home Loan Bank stock       0           0             0            0
                             -------     -------       -------      -------
      Total interest-earning
       assets                124,852      49,982       112,181      113,739
                             -------     -------       -------      -------
Non-interest checking          2,822           0             0            0
NOW accounts                  16,459           0             0            0
Passbooks                      3,113       2,784         8,492        5,435
Money market accounts          1,669       1,494         4,554        2,914
Certificates                 103,434      66,491       110,904       19,977
Federal Home Loan Bank
  advances                    64,000       9,000        15,964       15,000
                             -------     -------       -------      -------
      Total interest-bearing
       liabilities           191,497      79,769       139,914       43,326
                             -------     -------       -------      -------
Interest-earning assets
  less interest-bearing
  liabilities              $ (66,645)    (29,787)      (27,733)      70,413
                             =======     =======       =======      =======

Cumulative interest-rate
   sensitivity gap         $ (66,645)    (96,432)     (124,165)     (53,752)
                             =======     =======       =======      =======
Cumulative interest-rate
  gap as a percentage of
  total assets at
  June 30, 1997               (11.76)%    (17.01)%      (21.90)%      (9.48)%
                             =======     =======       =======      =======
Cumulative interest-rate gap
   as a percentage of total
   assets at December 31, 1996 (4.61)     (10.66)
                             =======     =======
Cumulative interest-rate gap as a
   percentage of total assets
   at December 31, 1995        (1.06)      (7.42)
                             =======     =======
Cumulative interest-rate gap as a
   percentage of total
   assets at December 31, 1994 (2.47)      (2.26)
                             =======     =======

<1> Schedule prepared based upon the earlier of contractual maturity or repricing date, if applicable, adjusted for scheduled repayments of principal and projected prepayments of principal based upon experience.
<2> Loans receivable are presented net of loans in process and deferred loan fees.
<3> Construction and development loans are all one-to-four family loans and therefore have been included in the fixed rate one-to-four family and adjustable rate one-to-four family lines.

-----------------------------------------------------------------------------
                                        Maturing or Repricing
                             ------------------------------------------------
                                           Over 5        No Stated
(Dollars in thousands)                     Years         Maturity      Total
-----------------------------------------------------------------------------
Cash equivalents                       $        0             0       10,570
Securities available for sale:
   Mortgage-backed and
      related securities<F1>               33,066             0      115,682
   Other marketable securities                136        12,380       73,351
Loans held for sale                             0             0        1,205
Loans receivable, net:<F1><F2>
   Fixed rate one-to-four family<F3>      100,747             0      238,945
   Adjustable rate
     one-to-four family<F3>                   930             0       74,387
   Fixed rate commercial real estate          504             0        1,438
   Adjustable rate commercial
      real estate                               0             0        6,877
   Commercial business                         56             0        3,095
   Consumer loans                             230             0       23,253
Federal Home Loan Bank stock                    0         5,940        5,940
                                          -------       -------      -------
      Total interest-earning assets       135,669        18,320      554,743
                                          -------       -------      -------
Non-interest checking                           0             0        2,822
NOW accounts                                    0             0       16,459
Passbooks                                   9,662             0       29,486
Money market accounts                       5,181             0       15,812
Certificates                                    0             0      300,806
Federal Home Loan Bank advances            10,400             0      114,364
                                          -------       -------      -------
      Total interest-bearing liabilities   25,243             0      479,749
                                          -------       -------      -------
Interest-earning assets less
   interest-bearing liabilities        $  110,426        18,320       74,994
                                          =======       =======      =======
Cumulative interest-rate
   sensitivity gap                     $   56,674        74,994       74,994
                                          =======       =======      =======
Cumulative interest-rate gap as a
   percentage of total assets at
   June 30, 1997                            10.00%        13.23%       13.23%
                                          =======       =======      =======
Cumulative interest-rate gap as a
   percentage of total assets
   at December 31, 1996
Cumulative interest-rate gap as a
   percentage of total assets
   at December 31, 1995
Cumulative interest-rate gap as a
   percentage of total
   assets at December 31, 1994

<1> Schedule prepared based upon the earlier of contractual maturity or repricing date, if applicable, adjusted for scheduled repayments of principal and projected prepayments of principal based upon experience.
<2> Loans receivable are presented net of loans in process and deferred loan fees.
<3> Construction and development loans are all one-to-four family loans and therefore have been included in the fixed rate one-to-four family and adjustable rate one-to-four family lines.

The preceding table was prepared utilizing the following assumptions regarding prepayment and decay ratios which were determined by management based upon their review of historical prepayment speeds and future prepayment projections. Fixed rate loans were assumed to prepay at annual rates of between 5% to 24%, depending on the coupon and period to maturity.
Adjustable Rate Mortgages (ARMs) were assumed to prepay at annual rates of between 3% and 12%, depending on coupon and the period to maturity. Growing Equity Mortgage (GEM) loans were assumed to prepay at annual rates of between 8% and 27% depending on the coupon and the period to maturity. Mortgage-backed securities and Collateralized Mortgage Obligations (CMOs) were projected to have prepayments based upon the underlying collateral securing the instrument. Certificate accounts were assumed not to be withdrawn until maturity. Passbook and money market accounts were assumed to decay at an annual rate of 20%.

Certain shortcomings are inherent in the method of analysis presented in the foregoing table. Although certain assets and liabilities may have similar maturities and periods of repricing, they may react in different degrees to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as ARMs, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the foregoing table. The ability of many borrowers to service their debt may decrease in the event of an interest rate increase.

FORWARD-LOOKING INFORMATION

The following statements within Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements and actual future results may differ materially from the expectations disclosed within this discussion and analysis. The following are forward-looking statements followed by comments of events which may prevent the forward-looking statements from occurring:

     LIQUIDITY

     HMN has certificates of deposit with outstanding balances of $169.9 million maturing during the next 12 months. Based upon past experience, management anticipates that the majority of the deposits will renew for the same or similar terms. Any funds lost from deposits which do not renew will be replaced with deposits from other customers, advances from the FHLB, or the sale of securities. Management does not anticipate that it will have a liquidity problem resulting from maturing deposits.


     Competitive pricing by other institutions, the desire of a competitor to pay interest rates on deposits that are above the current rates paid by HMN, or a desire by customers to put more of their funds into nontraditional bank products such as stocks and bonds could be circumstances that would cause the $169.9 million of certificates that mature to become a liquidity problem.

     HMN has entered into an agreement to purchase all of the outstanding stock of Marshalltown Financial Corporation, a unitary thrift holding company, for $25.9 million in cash. The transaction is subject to the approval of the stockholders of Marshalltown Financial Corporation and the Office of Thrift Supervision (OTS). The approval is anticipated to be received by December 31, 1997. HMN expects to fund the purchase of the Marshalltown stock from the proceeds of the sale of securities available for sale.

     The approval may not be received by December 31, 1997 if Marshalltown's shareholders do not approve the transaction or if the OTS is not able to timely review or approve the transaction due to some unforeseen regulatory issue.

     The funding for the purchase of Marshalltown may not come from the sale of securities if the market value of the securities decrease drastically from the current market value at June 30, 1997. Changes in economic conditions could cause interest rates to rise rapidly which could cause a drastic decrease in the market value of the security portfolio.

     HMN is in the process of building two new retail banking facilities in Spring Valley and Winona, Minnesota, at an estimated aggregate cost of $3.2 million. Occupancy is scheduled for the second or third quarter of 1998 and construction funding will come from normal cash flows or the sale of securities.

     The anticipated occupancy date could change based upon delays related to the acquisition of the land for the Winona building site. Delays experienced by the contractors for the delivery of construction materials or weather related issues could also cause the occupancy date for Spring Valley and Winona to be later in 1998.

     ASSET/LIABILITY MANAGEMENT

     HMN's management reviews the impact that changing interest rates will have on its net interest income projected for the twelve months following June 30, 1997 to determine if its current level of interest rate risk is acceptable. The following table projects the estimated impact on net interest income of immediate interest rate changes called rate shocks.

          Rate Shock     Net Interest   Percentage     Board
        in Basis Points     Income       Change        Limit
            +200            14,265      -8.88%       -30.00%
            +100            15,021      -4.06%       -15.00%
               0            15,656       0.00%         0.00%
            -100            15,943       1.83%       -15.00%
            -200            16,240       3.73%       -30.00%

     The table above is forward-looking and is only an estimate of the potential impact that changing rates will have on net interest income. The actual new loan activity originated or purchased and securities purchases along with actual deposit and borrowing activity could cause the actual net interest income for the twelve month period to be materially different from the net interest income projected above.

                              HMN FINANCIAL, INC.

                          PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings.

           None.

ITEM 2.    Changes in Securities.

           Not applicable

ITEM 3.    Defaults Upon Senior Securities.

           Not applicable.

ITEM 4.    Submission of Matters to a Vote of Security Holders.

           The Third Annual Meeting of Stockholders of the Company was held on April 22, 1997 at 10:00 a.m..

           The following is a record of the votes cast in the election of directors of the Company:

                                                           BROKER
                           FOR          VOTE WITHHELD    NON-VOTES
                        ----------      -------------    ---------

     Duane D. Benson     3,104,694          6,375            --

     Irma R. Rathbun     3,107,744          3,325            --


     Accordingly, the individuals named above were declared to be duly elected directors of the Company for terms to expire in 2000, respectively.

     The following is a record of the votes cast in respect of the proposal to ratify the appointment of KPMG Peat Marwick, LLP as the Company's auditors for the fiscal year ending December 31, 1997.

                               NUMBER          PERCENTAGE OF VOTES
                              OF VOTES            ACTUALLY CAST
                             ----------        --------------------

     FOR                      3,106,813              99.86%

     AGAINST                        325                .01%

     ABSTAIN                      3,931                .13%

     BROKER
     NON-VOTES                      --                  --%

ITEM 5.   Other Information.

          (a) Amendment to the Home Federal Savings Bank Employees' Savings & Profit Sharing Plan dated January 28, 1997. Refer to Exhibit 5(a).
          (b) Amendment to the Adoption Agreement for Home Federal Savings Bank Employees' Savings & Profit Sharing Plan and Trust effective June 17, 1997. Refer to Exhibit 5(b).

ITEM 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.  See Index to Exhibits on page 21 of this report.

          (b) Reports on Form 11-K. An annual report on Form 11-K was filed on June 25, 1997, for the fiscal year ended December 31, 1996.

          (c) Reports on Form 8-K. A current report on Form 8-K was filed on June 30, 1997, to report the intent to repurchase 300,000 shares of HMN's common stock.

          (d) Reports on Form 8-K. A current report on Form 8-K was filed on July 10, 1997, related to the press release dated July 1, 1997, to report a proposed merger of HMN and Marshalltown Financial Corporation.

          (e) Reports on Form 8-K. A current report on Form 8-K was filed on July 18, 1997, reporting second quarter, semi-annual earnings.

                                  SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              HMN FINANCIAL, INC.
                              Registrant

Date:       8/13/97            /s/ Roger P. Weise
          -----------         ------------------------
                              Roger P. Weise,
                              Chairman, President and
                              Chief Executive Officer
                              (Duly Authorized Officer)


Date:       8/13/97            /s/ James B. Gardner
          -----------          -----------------------
                              James B. Gardner,
                              Executive Vice President
                              (Principal Financial Officer)

                              HMN FINANCIAL, INC.

                               INDEX TO EXHIBITS
                                 FOR FORM 10-Q


                                              Reference        Sequential
                                              to Prior       Page Numbering
Regulation                                    Filing or      Where Attached
   S-K                                          Exhibit       Exhibits Are
 Exhibit                                        Number       Located in This
  Number            Document                Attached Hereto  Form 10-Q Report
-----------         --------                ---------------  ----------------

     2    Plan of acquisition, reorganization,     N/A           N/A
          arrangement, liquidation or succession.

    3(a)  Articles of Incorporation                  *           N/A

    3(b)  By-laws                                    *           N/A

    4     Instruments defining the rights of         *           N/A
          security holders, Including indentures

    5(a)  Amendment to the Home Federal Savings    5(a)          Filed
          Bank Employees' Savings & Profit                  electronically
          Sharing Plan dated January 28, 1997.

    5(b)  Amendment to the Adoption Agreement for  5(b)          Filed
          Home Federal Savings Bank Employees'              electronically
          Savings & Profit Sharing Plan and Trust
          effective June 17, 1997.

   10.1(a)Employment agreement for Mr. Weise        **           N/A
          dated June 29, 1994

   10.1(b)Extension of employment agreement to     10.1(b)       Filed
          May 20, 2000                                      electronically

   10.2(a)Employment agreement for Mr. Gardner      **           N/A
          dated June 29, 1994

   10.2(b)Extension of employment agreement to     10.2(b)       Filed
          May 20, 2000                                      electronically

   10.3   Trust Agreement between Home Federal      10.3         Filed
          Savings Bank and the Bank of New York              electronically

    11    Computation of Earnings Per Common Share   11          Filed
                                                             electronically

    27    Financial Data Schedule                    27          Filed
                                                             electronically

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

     **** Filed as an exhibit to Registration's Form 10-K for 1996 (file no.
          0-24100). All previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-K.