Form 10-Q
period 1997-09-30
HMN FINANCIAL INC
filed 1997-11-14
CIK 921183

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
----------------------------------------------------------------


                           FORM 10-Q

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997

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
     Yes /X/   No / /

Indicate the number of shares outstanding of each of the issuer's common stock as of the latest practicable date.

        Class                 Outstanding at November 1, 1997
Common stock, .01 par value               4,183,436

                   This Form 10-Q consists of 27 pages.
                     The exhibit index is on page 24.
                                        1

                               HMN FINANCIAL, INC.

                                    CONTENTS

PART I - FINANCIAL INFORMATION
                                                         Page
                                                         ----
     Item 1:Financial Statements (unaudited)

            Consolidated Balance Sheets at
            September 30, 1997 and December 31, 1996 . . . 3

            Consolidated Statements of Income for the
            Three Months Ended and Nine Months Ended
            September 30, 1997 and 1996. . . . . . . . . . 4

            Consolidated Statement of Stockholders'
            Equity for the Nine Month Period Ended
            September 30, 1997 . . . . . . . . . . . . . . 5

            Consolidated Statements of Cash Flows for
            the Nine Months Ended September 30,
            1997 and 1996. . . . . . . . . . . . . . . . . 6

            Notes to Consolidated Financial Statements . . 7

     Item 2:Management's Discussion and Analysis of Financial
            Condition and Results of Operations. . . . . .12

PART II - OTHER INFORMATION

     Item 1:Legal Proceedings. . . . . . . . . . . . . . .22

     Item 2:Changes in Securities. . . . . . . . . . . . .22

     Item 3:Defaults Upon Senior Securities. . . . . . . .22

     Item 4:Submission of Matters to a Vote of
            Security Holders . . . . . . . . . . . . . . .22

     Item 5:Other Information. . . . . . . . . . . . . . .22

     Item 6:Exhibits and Reports on Form 8-K . . . . . . .22

     Signatures. . . . . . . . . . . . . . . . . . . . . .23

PART I - FINANCIAL INFORMATION
ITEM 1.   Financial Statements

                      HMN FINANCIAL, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (unaudited)

                                   September 30,     December  31,
               Assets                    1997            1996
                                  -------------------------------
Cash and cash equivalents           $ 9,635,956       10,583,717
Securities available for sale:
   Mortgage-backed and related
    securities (amortized cost
    $111,030,951 and $134,474,167)  111,117,282      133,355,278
   Other marketable securities
     (amortized cost $71,405,849
      and $42,360,499)               72,815,033       42,474,810

                                   ------------     ------------
                                    183,932,315      175,830,088
                                   ------------     ------------
Securities held to maturity:
   Mortgage-backed and related
    securities (fair value $ 0
    and $1,904,993)                           0        1,805,744
   Other marketable securities
      (fair value $ 0 and $1,000,550)         0          999,812
                                   ------------     ------------
                                              0        2,805,556
                                   ------------     ------------

Loans held for sale                   2,089,733          739,316
Loans receivable, net               352,925,376      349,022,236
Federal Home Loan Bank stock,
  at cost                             6,236,700        5,434,000
Real estate, net                         89,334           20,610
Premises and equipment, net           4,230,723        3,581,497
Accrued interest receivable           3,180,525        3,415,152
Prepaid expenses and other assets     6,526,233        3,299,427
                                   ------------     ------------
      Total assets                 $568,846,895      554,731,599
                                   ============     ============

  Liabilities and Stockholders' Equity
Deposits                           $366,682,349      362,476,944
Federal Home Loan Bank advances     112,007,163      106,078,589
Accrued interest payable              1,147,269        1,542,773
Advance payments by borrowers
  for taxes and insurance               758,067          518,911
Accrued expenses and other
  liabilities                         3,632,564        2,014,938
                                   ------------     ------------
      Total liabilities             484,227,412      472,632,155
                                   ------------     ------------

Commitments and contingencies
Stockholders' equity:
   Serial preferred stock:
     authorized 500,000 shares;
     Issued and outstanding none              0                0
   Common stock ($.01 par value):
     authorized shares
     7,000,000; issued shares
     6,085,775                           60,858           60,858
   Additional paid-in capital        59,702,833       59,428,768
   Retained earnings, subject to
    certain restrictions             58,976,197       54,645,387
   Net unrealized gain (loss) on
    securities available for sale       967,170         (598,045)
   Unearned employee stock ownership
    plan shares                      (4,650,340)      (4,938,520)
   Unearned compensation restricted
    stock awards                       (658,817)        (793,289)
   Treasury stock, shares at cost
     1,873,939 and 1,651,615        (29,778,418)     (25,705,715)
                                   ------------     ------------
      Total stockholders' equity     84,619,483       82,099,444
                                   ------------     ------------
    Total liabilities and
     stockholders' equity          $568,846,895      554,731,599
                                   ============     ============

See accompanying notes to consolidated financial statements.
                                        3

                      HMN FINANCIAL, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                                   (unaudited)

                                 Three Months Ended      Nine Months Ended
                                    September 30,           September 30,
                                  1997         1996       1997        1996
                             -------------------------  ---------------------
Interest Income:
   Loans receivable           $6,939,224    6,461,279  20,730,094  19,009,335
   Securities available for
    sale:
     Mortgage-backed and
      related                  2,092,964    2,429,330   6,458,996   7,730,690
     Other marketable          1,119,452      669,964   2,621,762   1,655,705
   Securities held to maturity:
     Mortgage-backed and related       0      196,050      33,400     719,827
     Other marketable                  0       14,250      10,032      90,103
   Cash equivalents               55,643      149,819     225,237     315,623
   Other                         107,187       93,823     304,158     232,453
                              ----------   ----------  ----------  ----------
      Total interest income   10,314,470   10,014,515  30,383,679  29,753,736
                              ----------   ----------  ----------  ----------
Interest expense:
   Deposits                    4,749,737    4,741,907  13,993,332  14,281,156
   Federal Home Loan Bank
    advances                   1,714,642    1,449,492   4,792,552   3,739,015
                              ----------   ----------  ----------  ----------
      Total interest expense   6,464,379    6,191,399  18,785,884  18,020,171
                              ----------   ----------  ----------  ----------
         Net interest income   3,850,091    3,823,116  11,597,795  11,733,565
Provision for loan losses         75,000       75,000     225,000     225,000
                              ----------   ----------  ----------  ----------
         Net interest income
           after provision for
           loan losses         3,775,091    3,748,116  11,372,795  11,508,565
                              ----------   ----------  ----------  ----------
Non-interest income:
   Fees and service charges      121,489       94,817     318,346     254,188
   Securities gains, net         487,547      192,761     872,159     961,798
   Gain on sales of loans        117,302        9,896     334,367      16,980
   Other                         152,230      114,957     457,786     365,879
                              ----------   ----------  ----------  ----------
      Total non-interest income  878,568      412,431   1,982,658   1,598,845
                              ----------   ----------  ----------  ----------
Non-interest expense:
   Compensation and benefits   1,431,853    1,175,725   4,106,699   3,380,843
   Occupancy                     245,202      203,071     718,801     595,216
   Federal deposit insurance
    premiums                      57,478      212,020     175,379     636,676
   SAIF assessment                     0    2,351,563           0   2,351,563
   Advertising                    62,763       77,696     214,557     229,735
   Data processing               129,100      118,949     372,432     368,145
   Provision for real estate
    losses                             0            0       3,000           0
   Other                         302,449      255,808     879,375     799,710
                               ---------   ----------   ---------   ---------
      Total non-interest
       expense                 2,228,845    4,394,832   6,470,243   8,361,888
                               ---------   ----------   ---------   ---------
      Income (loss) before
       income tax expense      2,424,814     (234,285)  6,885,210   4,745,522
Income tax (benefit) expense     900,703      (89,758)  2,554,400   1,770,274
                               ---------    ---------   ---------   ---------
      Net income (loss)      $ 1,524,111     (144,527)  4,330,810   2,975,248
                               =========    =========   =========   =========
Primary earnings (loss) per
  common share and
  common share equivalents   $      0.38        (0.03)       1.10        0.66
                                    ====         ====        ====        ====
Fully diluted earnings (loss)
  per common share and
  common share equivalents   $      0.38        (0.03)       1.09        0.66
                                    ====         ====        ====        ====

See accompanying notes to consolidated financial statements.

                     HMN FINANCIAL, INC. AND SUBSIDIARIES
                Consolidated Statement of Stockholders' Equity
              For the Nine Month Period Ended September 30, 1997
                                  (unaudited)

                                                                   Net
                                                                Unrealized
                                                                Gain (Loss)
                                        Additional             on Securities
                           Common        Paid-in    Retained   Available for
                           Stock         Capital    Earnings        Sale
                          --------------------------------------------------
Balance, December 31, 1996 $ 60,858    59,428,768   54,645,387    (598,045)
  Net income                                         4,330,810
  Change in unrealized
    gain on securities
    available for sale                                           1,490,289
  Unrealized gain on
    equity investments                                              74,926
  Treasury stock
    purchases
  Amortization of
    restricted stock awards
  Recognition and retention
    awards granted                          2,250
  Employee stock options
    exercised                                 (46)
  Restricted stock awards
    tax benefit                            61,092
  Employee stock option plan
    tax benefit                             3,530
  Earned employee stock
    ownership plan shares                 207,239
                             -------   ----------   ----------    --------
Balance, September 30, 1997 $ 60,858   59,702,833   58,976,197     967,170
                             =======   ==========   ==========    ========


                            Unearned
                             Shares
                            Employee    Unearned
                             Stock    Compensation                  Total
                            Ownership   Restricted   Treasury   Stockholders'
                              Plan     Stock Awards    Stock        Equity
                           --------------------------------------------------
Balance, December 31, 1996$(4,938,520)   (793,289)  (25,705,715) 82,099,444
  Net income                                                      4,330,810
  Change in unrealized
    gain on securities
    available for sale                                            1,490,289
  Unrealized gain on
    equity investments                                               74,926
  Treasury stock
    purchases                                        (4,109,637) (4,109,637)
  Amortization of
    restricted stock awards               173,472                   173,472
  Recognition and retention
    awards granted                        (39,000)       36,750           0
  Employee stock options
    exercised                                               184         138
  Restricted stock awards
    tax benefit                                                      61,092
  Employee stock option plan
    tax benefit                                                       3,530
  Earned employee stock
    ownership plan shares     288,180                                495,419
                           ----------    ---------   ----------   ----------
Balance,
 September 30, 1997       $(4,650,340)   (658,817)  (29,778,418)  84,619,483
                           ==========    ========    ==========   ==========

See accompanying notes to consolidated financial statements.

                      HMN FINANCIAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                      Nine Months Ended
                                                        September 30,
                                                    1997              1996
                                                ------------------------------
Cash flows from operating activities:
   Net income.                               $   4,330,810     2,975,248
   Adjustments to reconcile net income to
    cash provided by operating activities:
     Provision for loan losses . . . . . . .       225,000       225,000
     Provision for real estate losses. . . .         3,000             0
     Depreciation. . . . . . . . . . . . . .       314,248       277,043
     Amortization of (discounts) premiums, net    (175,404)      (49,327)
     Amortization of deferred loan fees. . .      (297,964)     (334,698)
     Provision for deferred income taxes . .       294,750       190,224
     Securities gains, net . . . . . . . . .      (872,159)     (961,798)
     Gain on sales of real estate. . . . . .        (3,743)      (46,625)
     Gain on sales of loans. . . . . . . . .      (334,640)      (16,980)
     Proceeds from sales of loans held for sale..8,267,102       943,096
     Amortization of restricted stock awards       173,472       173,874
     Amortization of unearned ESOP shares. .       288,180       298,240
     BIF/SAIF special assessment . . . . . .             0     2,351,563
     Earned employee stock ownership shares
      priced above original cost . . . . . .       207,238        96,205
     Decrease in accrued interest receivable       234,627        96,650
     Decrease in accrued interest payable. .      (395,504)      (41,371)
     Equity earnings of limited partnerships      (179,596)             0
     Increase in other assets. . . . . . . .      (133,526)      (81,461)
     Increase (decrease) in other liabilities.  . .377,696      (874,954)
     Other, net. . . . . . . . . . . . . . .        20,721       (54,335)
                                                 ----------    -----------
       Net cash provided by operating activities 12,344,308     5,165,594
                                                 ----------    -----------
Cash flows from investing activities:
   Proceeds from sales of securities available
     for sale.                                   63,095,246    78,362,250
   Principal collected on securities available
     for sale.                                   10,496,126    13,375,740
   Proceeds collected on maturity of securities
     available for sale. . . . . . . . . . .     27,618,412     5,500,000
   Purchases of securities available for sale   (95,055,935)  (81,008,115)
   Proceeds from sales of securities held
    to maturity. . . . . . . . . . . . . . .        348,871             0
   Principal collected on securities held
    to maturity. . . . . . . . . . . . . . .        240,441     1,336,500
   Proceeds collected on maturity of securities
    held to maturity . . . . . . . . . . . .      1,000,000    12,652,343
   Purchase of securities held to maturity .              0      (709,765)
   Proceeds from sales of loans receivable .     28,977,687       154,612
   Purchase interest in mortgage servicing rights. (400,008)            0
   Purchase interest in limited partnerships     (2,438,750)            0
   Purchase of Federal Home Loan Bank stock.       (802,700)   (1,396,900)
   Net increase in loans receivable. . . . .    (51,707,248)  (34,186,011)
   Proceeds from sale of real estate . . . .         35,627       379,789
   Purchases of premises and equipment . . .       (963,474)     (175,560)
                                                 ----------    ----------
      Net cash used by investing activities.    (19,555,705)   (5,715,117)
                                                 ----------    ----------
Cash flows from financing activities:
   Increase (decrease) in deposits . . . . .      4,205,405    (9,576,370)
   Purchase of treasury stock. . . . . . . .     (4,109,637)   (9,966,878)
   Stock options exercised . . . . . . . . .            138         4,833
   Proceeds from Federal Home Loan Bank advances121,500,000   108,800,000
   Repayment of Federal Home Loan Bank
     .advances                                 (115,571,426)  (75,844,423)
   Increase in advance payments by borrowers
    for taxes and insurance. . . . . . . . .        239,156       194,038
                                                -----------    ----------
      Net cash provided by financing activities. .6,263,636    13,611,200
                                                -----------    ----------
      Increase (decrease) in cash and cash
        equivalents. . . . . . . . . . . . .       (947,761)   13,061,677
Cash and cash equivalents, beginning of period . 10,583,717     4,334,694
                                                -----------    ----------
Cash and cash equivalents, end of period . .$     9,635,956    17,396,371
                                                ===========    ==========
Supplemental cash flow disclosures:
   Cash paid for interest. . . . . . . . . .$    18,390,380    18,061,542
   Cash paid for income taxes. . . . . . . .      2,255,500     2,725,433
Supplemental noncash flow disclosures:
   Loans securitized and transferred to
     securities available for sale . . . . .$     9,608,294    15,419,810
   Loans purchased with liability due to broker           0    11,000,000
   Securities held to maturity transferred
     to securities available for sale. . . .      1,295,147             0
   Loans transferred to loans held for sale.     28,868,154             0
   Transfer of loans to real estate. . . . .        188,776       168,187
   Transfer of real estate to loans. . . . .         84,772       161,953
   Securities purchased with asset due from broker . . . .0       384,228

See accompanying notes to consolidated financial statements.

                      HMN FINANCIAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (unaudited)

                           September 30, 1997 and 1996

(1)  HMN FINANCIAL, INC.

The consolidated financial statements included herein are for HMN Financial Inc. (HMN), Security Finance Corporation (SFC), HMN Mortgage Services, Inc., Home Federal Savings Bank (the Bank) and the Bank's wholly owned subsidiary, Osterud Insurance Agency, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

(2)  BASIS OF PREPARATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of stockholders' equity and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments consisting of only normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The statements of income for the three month period and nine month period ended September 30, 1997 are not necessarily indicative of the results which may be expected for the entire year.

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

Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15. The Statement is effective for financial statements issued for periods ending after December 15, 1997. In 1997, under SFAS No. 128, basic EPS differed from primary EPS by $(0.01) to $0.03 per share and diluted EPS was equal to or $(0.01) per share less than fully diluted EPS. When similar comparisons were made from the basic EPS and diluted EPS calculations to previously reported year-to-date primary EPS and fully diluted EPS, the basic EPS calculations for the same periods ranged from $0.00 to $0.07 per share greater than primary EPS and diluted EPS for the same periods ranged from $0.00 to $0.01 per share greater than fully diluted EPS.

In July 1997, the FASB issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME which establishes standards of disclosure and financial statement display for reporting total comprehensive income and the individual components thereof. Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. As used in SFAS No. 130, the term comprehensive income thus encompasses net income. The term OTHER COMPREHENSIVE INCOME refers to components of comprehensive income that are excluded from net income under generally accepted accounting principles. Comprehensive income may be presented in any of the following financial statements: in a separate statement of comprehensive income; in a statement of changes in equity; or below the total of net income or loss in the income statement. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. Comparative statements for previous years must be reclassified, although reclassification adjustments are not required to be shown for such earlier periods. Management will be adopting SFAS No. 130 on January 1, 1998 and will report comprehensive income in statements issued after that date.

In July 1997, the FASB issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION which establishes new standards for determining a reportable segment and for disclosing information regarding each such segment. The amount of each segment item reported should be the measure reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segment and assessing its performance. Adjustments and eliminations made in preparing an enterprise's general-purpose financial statements and allocations of revenues, expenses and gains or losses should be included in determining reported segment profit or loss only if they are included in the measure of the segment's profit or loss that is used by the chief operating decision maker. Similarly, only those assets that are included in the measure of the segment's assets that is used by the chief operating decision maker should be reported for that segment. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997, with earlier application encouraged. Management is currently studying the impact of adopting SFAS No. 131.

(4) SECURITIES HELD TO MATURITY

During the first quarter of 1997, HMN determined that it no longer had the intent to hold its securities classified as held to maturity to the actual maturity date of the securities. Therefore, it sold one security and on March 31, 1997 it transferred all the remaining securities in the held to maturity portfolio to the available for sale portfolio. The following information summarizes the sale and transfer of the securities held to maturity during 1997.

                                                               Unrealized
                                                                 Holding
                                                  Unrealized      Gain,
                        Amortized  Fair  Realized   Holding    Net of Tax,
                          Cost    Value    Gain       Gain      in Equity
                    --------------------------------------------------------

Security sold       $  344,139    348,871    4,732
Securities
 transferred
 to available
 for sale           $1,223,753  1,295,147             71,394    42,641

(5)  EARNINGS PER SHARE

Primary earnings per common share and common share equivalents for the three month periods ended September 30, 1997 and 1996 were computed by dividing net income (loss) for each period ($1,524,111 and $(144,527), respectively) by the weighted average common shares and common share equivalents outstanding (3,972,494 and 4,185,867, respectively) during each period. Fully diluted earnings per common share and common share equivalents for the three months ended September 30, 1997 and 1996 were computed by dividing net income (loss) for the period ($1,524,111 and $(144,527), respectively) by the weighted average common shares and fully diluted common share equivalents outstanding (3,975,798 and 4,185,867, respectively) during each period.

Primary earnings per common share and common share equivalents for the nine month periods ended September 30, 1997 and 1996 were computed by dividing net income for each period ($4,330,810 and $2,975,248, respectively) by the weighted average common shares and common share equivalents outstanding (3,938,454 and 4,509,942, respectively) during each period. Fully diluted earnings per common share and common share equivalents for the nine months ended September 30, 1997 and 1996 were computed by dividing net income for the period ($4,330,810 and $2,975,248, respectively) by the weighted average common shares and fully diluted common share equivalents outstanding (3,977,962 and 4,516,499, respectively) during each period.

(6) SAIF ASSESSMENT

On September 30, 1996, President Clinton signed the Savings Association Insurance Fund (SAIF) legislation in order to recapitalize the SAIF. The Bank's assessment by the SAIF was a one time charge of $2,351,563. The impact of the assessment reduced earnings for 1996 by approximately $1.5 million after tax.

(7) REGULATORY CAPITAL

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

Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table on the following page) of Tangible, Core, and Risk-based capital (as defined in the regulations) to total assets (as defined). At September 30, 1997 management is of the opinion that the Bank meets all capital adequacy requirements to which it is subject.

Management believes that based upon the Bank's capital calculations at September 30, 1997 and other conditions consistent with the Prompt Corrective Actions Provisions of the Office of Thrift Supervision (OTS) regulations, the Bank would be categorized as well capitalized.

At September 30, 1997 the Bank's capital amounts and ratios are presented for actual capital, required capital, and excess capital including amounts and ratios in order to qualify as being well capitalized under the Prompt Corrective Actions regulations:




                                Actual                       Required
                          ---------------------      ----------------------
                                    Percent of                   Percent of
(in thousands)             Amount    Assets(1)          Amount   Assets (1)
                          ---------- ----------      ---------- -----------
Bank stockholder's equity $  58,591
Less:
  Net unrealized loss (gain)
   on certain securities
   available for sale          (199)
 Excess mortgage servicing
    rights                      542
                            -------
Tangible capital             57,850    10.68%           $8,124       1.50%
                            -------

  Tangible capital to
   adjusted total assets               10.68%
Core capital (Tier I)        57,850    10.68%           16,247       3.00%
  Tier I capital to risk-
   weighted assets                     23.58%
Plus:
 Allowable allowance for
   loan losses                2,553
                            -------
Risk-based capital          $60,403    24.62%          $19,627       8.00%
                            =======
(1) Based upon the Bank's adjusted total assets for the purpose of the tangible and core capital ratios and risk-weighted assets for the purpose of the risk-
based capital ratio.

                                                    To Be Well Capitalized
                                                         Under Prompt
                                                     Corrective Actions
                                 Excess Capital           Provisions
                              --------------------- -----------------------

(in thousands)                           Percent of                Percent of
                               Amount     Assets(1)   Amount        Assets(1)
                             ------------------------------------------------
Bank stockholder's equity
Less:
  Net unrealized loss (gain)
   on certain securities
   available for sale
 Excess mortgage servicing
    rights
Tangible capital              $49,726       9.18%
  Tangible capital to
   adjusted total assets                              $ 27,078         5.00%
Core capital (Tier I)          41,603       7.68%
  Tier I capital to risk-
   weighted assets                                      14,720         6.00%
Plus:
 Allowable allowance for
   loan losses
Risk-based capital            $40,776      16.62%      $24,533        10.00%

(1) Based upon the Bank's adjusted total assets for the purpose of the tangible and core capital ratios and risk-weighted assets for the purpose of the risk-based capital ratio.


(8) STOCKHOLDER'S EQUITY

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

(9) PENDING ACQUISITION

       On July 1, 1997, HMN Financial, Inc. and Marshalltown Financial Corporation (MFC), the thrift holding company for Marshalltown Savings Bank, FSB, entered into a definitive agreement to merge. Under the agreement, HMN will acquire in a cash transaction valued at $25.9 million, or $17.51 per share, all outstanding shares of MFC's common stock. The agreement is subject to regulatory approvals, a process that is expected to be completed by
November 30, 1997.   At September 30, 1997, MFC's consolidated balance sheet had total assets of $125.5 million of which $66.2 million were in loans receivable, net and $52.6 million were investment securities or mortgage-backed securities. MFC's deposits totaled $103.7 million and stockholders' equity totaled $20.3 million.

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

NET INCOME (LOSS)

    HMN's net income for the third quarter of 1997 was $1.5 million, or $0.38 primary earnings per share, an increase of $1.67 million, compared to a net loss of $(145,000), or $(0.03) primary loss per share for the same quarter of 1996. In September of 1996, Congress enacted the Savings Association Insurance Fund (SAIF) legislation in order to recapitalize the SAIF. The Bank's one time charge was $2.4 million. The Bank's total SAIF assessment was charged directly to earnings and reduced quarterly earnings by $1.5 million after tax, or $0.34 primary earnings per share. If the SAIF legislation had not passed, net income for the third quarter of 1996 would have been $1.3 million, or $0.31 primary earnings per share. Non-interest income for the third quarter of 1997 was up $466,000 primarily due to gains recognized on the sale of securities and loans and was partially offset by a $186,000 increase in non-interest expense primarily related to compensation and benefits. Net income for the nine month period ended September 30, 1997 was $4.33 million, or $1.10 primary earnings per share, an increase of $1.35 million from $2.98 million, or $0.66 primary earnings per share. The SAIF assessment in September of 1996 had the impact of decreasing net income for the nine months then ended by $1.5 million after tax, or $0.32 primary earnings per share. If the SAIF legislation had not passed, net income for the nine months ended September 30, 1996 would have been $4.5 million or $0.98 primary earnings per share. Non-interest income for the nine month period ended September 30, 1997 was up $384,000 primarily due to gains recognized on the sale of loans and was totally offset by a $460,000 net increase in non-interest expense primarily due to increases in compensation and benefits.

NET INTEREST INCOME

    Net interest income for the third quarter of 1997 was $3.85 million, an increase of $27,000 compared to $3.82 million for the same quarter of 1996. Interest income for the third quarter of 1997 was $10.3 million, an increase of $300,000, or 3.0%, compared to $10.0 million for the same quarter of 1996.
    The increase in interest income was primarily due to the purchase of loans that were partially funded by the sale of lower yielding investment securities or advances from the Federal Home Loan Bank (FHLB). Interest income increased by $293,000 due to an increase in the size of the loan portfolio, and it increased by $185,000 due to an increase of the yield earned on the loan portfolio. The increase in interest income was partially offset by a $97,000 decrease in interest income earned on the security portfolio due to a decrease in the average portfolio size and a decrease in yield. Interest expense for the third quarter of 1997 was $6.5 million, an increase of $273,000, or 4.4%, compared to $6.2 million for the third quarter of 1996. The increase in interest expense was primarily due to an $18.0 million increase in the average outstanding advances from the FHLB for the third quarter of 1997 compared to the same quarter of 1996.

    Net interest income for the nine months ended September 30, 1997 was $11.6 million, a decrease of $136,000, or 1.2%, compared to $11.7 million for the same nine month period of 1996. Interest income for the nine months ended September 30, 1997 was $30.4 million, an increase of $630,000, or 2.1%, compared to $29.8 million for the same nine month period of 1996. The increase in interest income was primarily due to the purchase of loans that were partially funded by the sale of lower yielding investment securities or advances from the FHLB. Interest income increased by $1.5 million due to an increase in the size of the loan portfolio and it increased by $189,000 due to an increase of the yield earned on the loan portfolio. The increase in interest income was partially offset by a $1.1 million decrease in interest earned on the security portfolio primarily due to a decrease in the average portfolio size. Interest expense for the nine months ended September 30, 1997 was $18.8 million, an increase of $766,000, or 4.3%, compared to $18.0 million for the same nine month period of 1996. The increase in interest expense was primariy due to a $25.0 million increase in the average outstanding advances from the FHLB for the nine month period of 1997 compared to the same period of 1996. The majority of the funds received from the FHLB advances were used to purchase the net increase in interest-earning assets, facilitate the HMN stock repurchases, and purchase loan servicing assets.

PROVISION FOR LOAN LOSSES

    The provision for loan losses for the third quarters ended September 30, 1997 and 1996 were both $75,000. The provision for loan losses for the nine months ended September 30, 1997 and 1996 were both $225,000. The provision is the result of management's evaluation of the loan portfolio, a historically low level of non-performing loans, minimal loan charge-off experience, and its assessment of the general economic conditions in the geographic area where properties securing the loan portfolio are located. Management's evaluation did not reveal conditions that would cause it to increase the provision for loan losses during 1997 compared to 1996. Future economic conditions and other unknown factors will impact the need for future provisions for loan losses.
    As a result, no assurances can be given that increases in the allowance for loan losses will not be required during future periods.

    For the nine months ended September 30, 1997 and 1996, HMN incurred the following charge-offs on its loan portfolio:

                                   1997          1996

         1-4 Family           $    3,500             0
         Commercial               12,300        61,329
         Multi-family residential      0        87,591
         Consumer                  3,777         1,216
         Total                 $  19,577       150,136

     The charge-offs were anticipated and resulted in the removal of the properties from the loan portfolio.

     A reconciliation of HMN's allowance for loan losses is summarized as follows:

                                      1997          1996
         Balance at January 1,    $ 2,340,585    2,190,664
         Provision                    225,000      225,000
         Charge-offs                  (19,577)    (150,136)
         Recoveries                     7,500           57
         Balance at September 30, $ 2,553,508    2,265,585

NON-INTEREST INCOME

     Non-interest income was $879,000 for the third quarter of 1997, an increase of $467,000, or 113%, compared to $412,000 for the third quarter of 1996. The increase was principally due to a $295,000 increase in gain on the sale of securities and a $107,000 increase in gain on sale of loans. Economic and certain market conditions allowed HMN to sell securities at a gain during the third quarter of 1997. Those same conditions were not in existence during the third quarter of 1996. The increase in the gain on sale of loans was partly due to the economic and market conditions and also an increase in mortgage banking activity for the third quarter of 1997, compared to the same quarter of 1996.

     Non-interest income for the nine months ended September 30, 1997 was $2.0 million, an increase of $384,000, or 24%, compared to $1.6 million for the nine months ended September 30, 1996. The increase was principally due to a $317,000 increase in gain on the sale of loans, a $64,000 increase in fees and service charges and a $92,000 increase in other income. The increase in non-interest income was partially offset by a $90,000 decrease in gain on sale of securities.
                                       14

NON-INTEREST EXPENSE

     Non-interest expense was $2.2 million for the third quarter of 1997, a decrease of $2.2 million from $4.4 million for the third quarter of 1996. The majority of the decrease in non-interest expense was due to a $2.4 million special one time SAIF assessment that occurred in September of 1996 and a related $155,000 decrease in 1997 SAIF insurance premiums. The decrease in quarterly non-interest expense was partially offset by a $256,000 increase in compensation and benefits expense and a $42,000 increase in occupancy expense. During 1997, HMN increased its mortgage banking activities which required additional staff and increased occupancy expense. A portion of the increase in compensation and benefits expense is due to a net increase of 21 employees from the third quarter of 1996 to the third quarter of 1997 and the remainder is the result of normal merit and salary increases.

     Non-interest expense for the nine months ended September 30, 1997 was $6.5 million, a decrease of $1.9 million, or 23%, from $8.4 million for the nine months ended September 30, 1996. The majority of the decrease in non-interest expense was due to a $2.4 million special one time SAIF assessment that occurred in September of 1996 and a related $461,000 decrease in 1997 SAIF insurance premiums. The decrease in non-interest expense was partially offset by a $726,000 increase in compensation and benefits expense and a $124,000 increase in occupancy expense. During 1997, HMN increased its mortgage banking activities which required additional staff and increased occupancy expense. A portion of the increase in compensation is due to a net increase in employees during 1997 and the remainder is the result of normal merit and salary increases.

INCOME TAX EXPENSE

     Income tax expense was $901,000 for the third quarter of 1997, an increase of $990,000 from a tax benefit of $90,000 for the third quarter of 1996 and is primarily due to an increase in taxable income. Income tax expense for the nine months ended September 30, 1997 was $2.6 million, an increase of $784,000, or 44%, from $1.8 million for the same period in 1996 and is primarily due to an increase in taxable income.

LIQUIDITY

     For the nine months ended September 30, 1997, the net cash provided from operating activities was $12.3 million and net cash used by investing activities was $19.6 million. For the same period, HMN had $63.4 million in proceeds from the sale of securities and it collected another $39.4 million from principal payments and the maturity of securities. HMN purchased $95.1 million of securities during the first nine months of 1997. HMN also received proceeds from the sale of loans of $29.0 million and purchased or originated additional net loans of $51.7 million. During the first nine months of 1997, HMN purchased an additional interest in a mortgage servicing partnership for $1.9 million and purchased $400,000 in mortgage servicing assets. It invested $500,000 in a partnership which invests in the stock of other financial institutions. The Bank purchased $803,000 of FHLB stock in order to meet its stock requirement under its membership agreement. It also invested $963,000 in premises and equipment. During the first nine months of 1997, deposits increased by $4.2 million and Federal Home Loan Bank advances showed a net increase of $5.9 million. During January 1997, HMN also repurchased 224,334 shares of its own common stock for $4.1 million.

     *HMN has certificates of deposit with outstanding balances of $183.8 million maturing during the next 12 months. Based upon past experience, management anticipates that the majority of the deposits will renew for the same or similar terms. Any funds lost from deposits which do not renew will be replaced with deposits from other customers, advances from the FHLB , or the sale of securities. Management does not anticipate that it will have a liquidity problem resulting from maturing deposits.

     *HMN has entered into an agreement to purchase all of the outstanding stock of Marshalltown Financial Corporation, a unitary thrift holding company, for $25.9 million in cash. On November 7, 1997 the transaction was approved by the stockholders of Marshalltown Financial Corporation. The Office of Thrift Supervision must approve the transaction. It is currently reviewing the proposed transaction and should render its opinion by the end of November.

     HMN expects to fund the purchase of the Marshalltown stock from the proceeds of the sale of securities available for sale or by additional FHLB advances.


     *HMN is in the process of building two new retail banking facilities in Spring Valley and Winona, Minnesota, at an estimated aggregate cost of $3.2 million. Occupancy is scheduled for the second and third quarter of 1998 and construction funding will come from normal cash flows or the sale of securities.

*This paragraph contains a forward-looking statement(s). Refer to information regarding Forward-looking Information on page 20 of this discussion.

NON-PERFORMING ASSETS

     The following table sets forth the amounts and categories of non-performing assets in the Bank's portfolio at September 30, 1997 and December 31, 1996.


                                                September 30,     December 31,

                                                    1997              1996
                                               --------------   ----------------

 (Dollars in Thousands)

Non-Accruing Loans
    One-to-four family real estate                  $175              $235
    Nonresidential real estate                        80                83
    Commercial business                                0                13
    Consumer                                          22                 7
                                                    ----              ----
    Total                                            277               338
                                                    ----              ----

Accruing loans delinquent 90 days
    One-to-four family real estate                   178                 0
Restructured loans                                     0                 0

Foreclosed Assets
    Real estate:
       One-to-four family                             94                23
          Total non-performing assets               $549              $361
Total as a percentage of total assets               0.10%             0.07%
Total non-performing loans                          $455              $338
Total as a percentage of total loans
   receivable, net                                  0.13%             0.10%

     Total non-performing assets at September 30, 1997 were $549,000, an increase of $188,000, or 52%, from $361,000 at December 31, 1996.
     The increase was the result of a delinquent single family loan and foreclosure of another single family residence.

ASSET/LIABILITY MANAGEMENT

     *HMN's management reviews the impact that changing interest rates will have on its net interest income projected for the twelve months following September 30, 1997 to determine if its current level of interest rate risk is acceptable. The following table projects the estimated impact on net interest income of immediate interest rate changes called rate shocks and does not include the projected net interest income from the merger with Marshalltown Financial Corporation.

      Rate Shock    Net Interest    Percentage        Board
    in Basis Points    Income         Change          Limit
        +200          13,598          -7.28%        -30.00%
        +100          14,248          -2.84%        -15.00%
           0          14,665           0.00%          0.00%
        -100          15,069           2.75%        -15.00%
        -200          15,304           4.36%        -30.00%


* This paragraph contains a forward-looking statement(s). Refer to information regarding Forward-looking Information on page 20 of this discussion.
                                       17

HMN continues to focus its fixed-rate one-to-four family residential loan program on loans with contractual terms of 20 years or less. HMN also originates and purchases adjustable rate mortgages which have initial fixed-rate terms of one to five years and then adjust annually each year thereafter.

     Refer to page 19 for table.

The following table sets forth the interest rate sensitivity of HMN's assets and liabilities at September 30, 1997, using certain assumptions that are described in more detail below:

                                           Maturing or Repricing
                             ---------------------------------------------------
                                            Over 6
                                6 Months     Months to     Over 1-3     Over 3-5
(Dollars in thousands)           or Less     One Year        Years      Years
--------------------------------------------------------------------------------
Cash equivalents                  8,636           0             0             0
Securities available for sale:
   Mortgage-backed and
      related securities(1)     $27,794       5,943        29,210        21,951
   Other marketable securities   25,749       6,890         6,507        15,320
Securities held to maturity:
   Mortgage-backed and
      related securities(1)           0           0             0             0
   Other marketable securities        0           0             0             0
Loans held for sale, net          2,090           0             0             0
Loans receivable (1)(2)
   Fixed rate one-to-four
     family(3)                   19,154      17,661        60,530        44,601
   Adjustable rate
     one-to-four family(3)       19,297      20,506        13,661        15,691
   Multi family                       0           0             0             0
   Fixed rate commercial
    real estate                     141         125           403           257
   Adjustable rate commercial
      real estate                 6,856          60             0             0
   Commercial business            1,797         559         1,728           926
   Consumer loans                20,157       1,295         2,639         1,200
Federal Home Loan Bank stock          0           0             0             0
      Total interest-earning
       assets                   131,671      53,039       114,678        99,946
Non-interest checking             2,906           0             0             0
NOW accounts                     16,753           0             0             0
Passbooks                         3,072       2,750         8,387         5,370
Money market accounts             1,656       1,482         4,522         2,895
Certificates                    102,437      81,364        99,166        19,234
Federal Home Loan Bank advances  54,714      17,714        19,179        10,000
      Total interest-bearing
       liabilities              181,538     103,310       131,254        37,499
Interest-earning assets less
   interest-bearing liabilities$(49,867)    (50,271)      (16,576)       62,447
Cumulative interest-rate
   sensitivity gap             $(49,867)   (100,138)     (116,714)      (54,267)
Cumulative interest-rate gap as a
   percentage of total assets at
   September 30, 1997             (8.77)%    (17.60)       (20.52)        (9.54)
Cumulative interest-rate gap as a
   percentage of interest-earning
   assets at December 31, 1996    (4.61)%    (10.66)
Cumulative interest-rate gap as a
   percentage of interest-earning
   assets at December 31, 1995    (1.07)%     (7.53)
Cumulative interest-rate gap as a
   percentage of interest-earning
   assets at December 31, 1994    (2.47)%     (2.26)


(1) Schedule prepared based upon the earlier of contractual maturity or repricing date, if applicable, adjusted for scheduled repayments of principal and projected prepayments of principal based upon experience.
(2) Loans receivable are presented net of loans in process and deferred loan fees.
(3) Construction and development loans are all one-to-four family loans and therefore have been included in the fixed rate one-to-four family and adjustable rate one-to-four family lines.




                                           Maturing or Repricing
                             --------------------------------------------------

                                      Over 5       No Stated
(Dollars in thousands)                 Years        Maturity         Total
-------------------------------------------------------------------------------
Cash equivalents                          0                 0         8,636
Securities available for sale:
   Mortgage-backed and
      related securities(1)       $  26,133                 0       111,031
   Other marketable securities          155            16,785        71,406
Securities held to maturity:
   Mortgage-backed and
      related securities(1)               0                 0             0
   Other marketable securities            0                 0             0
Loans held for sale, net                  0                 0         2,090
Loans receivable (1)(2)
   Fixed rate one-to-four family(3) 104,508                 0       246,454
   Adjustable rate
     one-to-four family(3)              988                 0        70,143
   Multi family                           0                 0             0
   Fixed rate commercial real estate    491                 0         1,417
   Adjustable rate commercial
      real estate                         0                 0         6,916
   Commercial business                   55                 0         5,065
   Consumer loans                       193                 0        25,484
Federal Home Loan Bank stock              0             6,237         6,237
      Total interest-earning assets 132,523            23,022       554,879
Non-interest checking                     0                 0         2,906
NOW accounts                              0                 0        16,753
Passbooks                             9,543                 0        29,122
Money market accounts                 5,146                 0        15,701
Certificates                              0                 0       302,201
Federal Home Loan Bank advances      10,400                 0       112,007
      Total interest-bearing
       liabilities                   25,089                 0       478,690
Interest-earning assets less
   interest-bearing liabilities    $107,434            23,022        76,189
Cumulative interest-rate
   sensitivity gap                 $ 53,167            76,189        76,189
Cumulative interest-rate gap as a
   percentage of total assets at
   September 30, 1997                  9.35             13.39         13.39
Cumulative interest-rate gap as a
   percentage of interest-earning assets
   at December 31, 1996
Cumulative interest-rate gap as a
   percentage of interest-earning assets
   at December 31, 1995
Cumulative interest-rate gap as a
   percentage of interest-earning assets
   at December 31, 1994

(1) Schedule prepared based upon the earlier of contractual maturity or repricing date, if applicable, adjusted for scheduled repayments of principal and projected prepayments of principal based upon experience.
(2) Loans receivable are presented net of loans in process and deferred loan fees.
(3) Construction and development loans are all one-to-four family loans and therefore have been included in the fixed rate one-to-four family and adjustable rate one-to-four family lines.

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

FORWARD-LOOKING INFORMATION

The following statements within Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements and actual results may differ materially from the expectations disclosed within this Discussion and Analysis. These forward-looking statements are subject to risks and uncertainties, including those discussed below. The Company assumes no obligation to publicly release results of any revision or updates to these forward-looking statements to reflect future events or unanticipated occurrences.

     LIQUIDITY

  - HMN has certificates of deposit with outstanding balances of $183.8 million maturing during the next 12 months. Based upon past experience, management anticipates that the majority of the deposits will renew for the same or similar terms. Any funds lost from deposits which do not renew will be replaced with deposits from other customers, advances from the FHLB, or the sale of securities. Management does not anticipate that it will have a liquidity problem resulting from maturing deposits.

     Competitive pricing by other institutions, the desire of a competitor to pay interest rates on deposits that are above the current rates paid by HMN, or a desire by customers to put more of their funds into nontraditional bank products such as stocks and bonds could be circumstances that would cause the $183.8 million of certificates that mature to become a liquidity problem.

  - HMN has entered into an agreement to purchase all of the outstanding stock of Marshalltown Financial Corporation, a unitary thrift holding company, for $25.9 million
                                       20
     in cash. On November 7, 1997 the transaction was approved by the stockholders of Marshalltown Financial Corporation. The Office of Thrift Supervision must approve the transaction. It is currently reviewing the proposed transaction and should render its opinion by the end of November. HMN expects to fund the purchase of the Marshalltown stock from the proceeds of the sale of securities available for sale or by additional FHLB advances.

     OTS approval may not be received by November 30, 1997 due to some unforeseen regulatory issue.

     The funding for the purchase of Marshalltown may not come from the sale of securities if the market value of the securities decrease drastically from the current market value at September 30, 1997. Changes in economic conditions could cause interest rates to rise rapidly which could cause a drastic decrease in the market value of the security portfolio.

  - HMN is in the process of building two new retail banking facilities in Spring Valley and Winona, Minnesota, at an estimated aggregate cost of $3.2 million. Occupancy is scheduled for the second or third quarter of 1998 and construction funding will come from normal cash flows or the sale of securities.

     The anticipated occupancy date could change based upon delays experienced by the contractors for the delivery of construction materials or weather related issues could cause the occupancy date for Spring Valley and Winona to be later in 1998. The funding for the construction may not come from normal cash flows but may be funded either by selling securities or advances from the FHLB.

  ASSET/LIABILITY MANAGEMENT

  - HMN's management reviews the impact that changing interest rates will have on its net interest income projected for the twelve months following September 30, 1997 to determine if its current level of interest rate risk is acceptable. The following table projects the estimated impact on net interest income of immediate interest rate changes called rate shocks and does not include the projected net interest income of Marshalltown Financial Corporation.

     Rate Shock   Net Interest   Percentage      Board
   in Basis Points   Income        Change        Limit
        +200         13,598        -7.28%       -30.00%
        +100         14,248        -2.84%       -15.00%
          0          14,665         0.00%        0.00%
        -100         15,069         2.75%       -15.00%
        -200         15,304         4.36%       -30.00%

     The table above is forward-looking and is only an estimate of the potential impact that changing rates will have on net interest income.
     The actual new loan activity originated or purchased and security purchases along with actual deposit and borrowing activity could cause the actual net interest income for the twelve month period to be materially different from the net interest income projected above. The anticipated merger of Marshalltown Financial Corporation will increase interest-earning assets by approximately $120 million and interest-bearing liabilities by approximately $100 million. The increases mentioned above will have an impact on HMN's net interest income and the related projected impact of rate shocks on net interest income.

                               HMN FINANCIAL, INC.
                           PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings.

          None.

ITEM 2.   Changes in Securities.

          Not applicable.

ITEM 3.   Defaults Upon Senior Securities.

          Not applicable.

ITEM 4.   Submission of Matters to a Vote of Security Holders.

          None.

ITEM 5.   Other Information.

          At its meeting held on September 23, 1997 the Board of Directors passed a resolution amending the Bylaws of HMN Financial, Inc.. The Amended Bylaws are included as Exhibit 3(ii). Since the Bylaws have not been previously filed in electronic format the complete Amended Bylaws are included in this item.

          At its Board of Directors meeting held on September 23, 1997 the date for the next annual meeting of shareholders was set for April 28, 1998.

ITEM 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits.  See Index to Exhibits on page 19 of this report.
          (b) Reports on Form 8-K. A current report on Form 8-K, Items 5. and 7., was filed on October 17, 1997, to report the Company's third quarter earnings.
          (c) A press release was issued on November 7, 1997 to report the approval by Marshalltown shareholders of the Agreement and Plan of Merger dated July 1, 1997 between HMN Financial, Inc. and Marshalltown Financial Corporation.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              HMN FINANCIAL, INC.
                              Registrant


Date:   November 13, 1997                /s/ Roger P. Weise
                                        Roger P. Weise,
                                        Chairman and Chief Executive Officer
                                        (Duly Authorized Officer)


Date:   November 13, 1997                /s/ James B. Gardner
                                        James B. Gardner,
                                        Executive Vice President
                                        (Chief Financial Officer)

                               HMN FINANCIAL, INC.
                                INDEX TO EXHIBITS
                                  FOR FORM 10-Q
                                               Reference       Sequential
                                               to Prior      Page Numbering
                                               Filing or     Where Attached
                                                Exhibit       Exhibits Are
 Regulation S-K                                 Number       Located in This
 Exhibit Number               Document      Attached Hereto Form 10-Q Report

      2   Plan of acquisition, reorganization,
          arrangement, liquidation or succession.     N/A        N/A

    3(a)  Articles of Incorporation                    *         N/A

    3(b)  By-laws                                     3(ii)      Filed
          Resolution to Amend By-laws of HMN Financial, Inc.     electronically
          By-laws of HMN Financial, Inc. as amended

      4   Instruments defining the rights of
          security holders, Including indentures       *         N/A

    5(a)  Amendment to the Home Federal Savings Bank   ***       N/A
          Employees' Savings & Profit Sharing Plan dated
          January 28, 1997.

    5(b)  Amendment to the Adoption Agreement for Home ***       N/A
          Federal Savings Bank Employees' Savings & Profit
          Sharing Plan and Trust effective June 17, 1997.

  10.1(a) Employment agreement for Mr. Weise           **        N/A
          dated June 29, 1994

  10.1(b) Extension of employment agreement to
          May 20, 2000                                 ***       N/A
  10.2(a) Employment agreement for Mr. Gardner         **        N/A
          dated June 29, 1994

  10.2(b) Extension of employment agreement to
          May 20, 2000                                 ***       N/A
    10.3  Trust Agreement between Home Federal
          Savings Bank and the Bank of New York        ***       N/A
     11   Computation of Earnings Per Common Share     11        Filed
                                                                 electronically

     27   Financial Data Schedule                      27        Filed
                                                                 electronically

* Filed April 1, 1994, as exhibits to the Registrant's Form S-1 registration statement (Registration No. 33-77212) pursuant to the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.
** Filed as an exhibit to the Registrant's Form 10-K for 1994 (file No. 0-
   24100). All previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-K.
***Filed as an exhibit to Registrant's Form 10-Q for June 30, 1997 (file no. 0-
   24100). All previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-K.
                                       24