Form 10-K405
period 1997-03-31
HMN FINANCIAL INC
filed 1998-03-31
CIK 921183

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           --------------------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          [NO FEE REQUIRED]

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          [NO FEE REQUIRED]

                 FOR THE TRANSITION PERIOD FROM _____ TO ______

  COMMISSION FILE NUMBER 0-24100.

                               HMN FINANCIAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                              41-1777397
       (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

        101 NORTH BROADWAY, PO BOX 231                    55975-0231
           SPRING VALLEY, MINNESOTA                       (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (507) 346-1100

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (TITLE OF CLASS)

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
requirements for the past 90 days.  YES  X   NO
                                        ---     ---
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of March 19, 1998, the Registrant had issued and outstanding 4,144,368 shares of the Registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 19, 1998 was $97.8 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

                       DOCUMENTS INCORPORATED BY REFERENCE
Parts of the Registrant's Annual Report for the year ended December 31, 1997, are incorporated by reference in Parts II and IV of this Form 10-K. Parts of the Registrant's Proxy Statement dated March 30, 1998, are incorporated by reference in Part III of this Form 10-K.

                           TABLE OF CONTENTS

                                PART I

                                                                PAGE
                                                                ----
Item 1.  Business   . . . . . . . . . . . . . . . . . . . . . .  3
           General  . . . . . . . . . . . . . . . . . . . . . .  3
           Lending Activities   . . . . . . . . . . . . . . . .  4
           Investment Activities  . . . . . . . . . . . . . .   21
           Sources of Funds   . . . . . . . . . . . . . . . .   25
           Other Information
              Service Corporations  . . . . . . . . . . . . .   29
              Competition   . . . . . . . . . . . . . . . . .   29
              Employees   . . . . . . . . . . . . . . . . . .   30
              Executive Officers  . . . . . . . . . . . . . .   30
           Regulation   . . . . . . . . . . . . . . . . . . .   30
           Taxation   . . . . . . . . . . . . . . . . . . . .   40
Item 2.  Properties   . . . . . . . . . . . . . . . . . . . .   42
Item 3.  Legal Proceedings  . . . . . . . . . . . . . . . . .   43
Item 4.  Submission of Matters to a Vote of Security Holders    43


                               PART II

Item 5.  Market for the Registrant's Common Stock and
           Related Stockholder Matters  . . . . . . . . . . .   43
Item 6.  Selected Financial Data  . . . . . . . . . . . . . .   43
Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations  . . . . . . .   43
Item 7A. Quantitative and Qualitative Disclosure About
           Market Risk. . . . . . . . . . . . . . . . . . . .   43
Item 8.  Financial Statements and Supplementary Data  . . . .   44
Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure  . . . . . . .   44


                               PART III

Item 10. Directors and Executive Officers of the
           Registrant . . . . . . . . . . . . . . . . . . . .   44
Item 11. Executive Compensation   . . . . . . . . . . . . . .   44
Item 12. Security Ownership of Certain Beneficial Owners
           and Management . . . . . . . . . . . . . . . . . .   44
Item 13. Certain Relationships and Related Transactions . . .   44


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and
           Reports on Form 8-K  . . . . . . . . . . . . . . .   45

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . .   48

Index to Exhibits . . . . . . . . . . . . . . . . . . . . . .   49

                                    2

                                     PART I

ITEM 1.     BUSINESS

GENERAL

     HMN Financial, Inc. ("HMN" or the "Corporation"), was incorporated under the laws of the State of Delaware in March 1994 for the purpose of becoming the savings and loan holding company of Home Federal Savings Bank ("Home Federal" or the "Bank") in connection with the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank. Home Federal has a community banking philosophy and operates retail banking facilities in Minnesota and Iowa. The Bank has two wholly owned subsidiaries, Osterud Insurance Agency, Inc. (OAI) and MSL Financial Corporation (MSL), which offer financial planning products and services. HMN has two other wholly owned subsidiaries, Security Finance Corporation (SFC) and HMN Mortgage Services, Inc.
(MSI). SFC invests in commercial loans and commercial real-estate loans located throughout the United States which were originated by third parties. MSI operates mortgage banking and mortgage brokerage facilities located in Eden Prairie and Brooklyn Park, Minnesota.

  On December 5, 1997 HMN, through its wholly owned subsidiary, the Bank, completed its merger with Marshalltown Financial Corporation (MFC) pursuant to a merger agreement dated July 1, 1997. Refer to Note 2 of the Notes to Consolidated Financial Statements in the Annual Report for information on assets acquired in the merger, HMN's Current Report on Form 8-K dated December 5, 1997, filed on December 10, 1997 (file no. 0-24100) for a copy of the merger agreement and HMN's Current Report on Form 8-K dated December 5, 1997, filed on February 11, 1998 (file no. 0-24100) for a copy of financial statements of the acquired company and pro forma financial information.

  As a community-oriented financial institution, HMN seeks to serve the financial needs of communities in its market area. HMN's business involves attracting deposits from the general public and using such deposits to originate or purchase one-to-four family residential mortgage loans and, to a lesser extent, consumer, construction, commercial real estate, commercial business and multi-family loans. HMN also invests in mortgage-backed and related securities, investment securities (consisting primarily of U.S. government and government agency obligations) and other permissible investments. The executive offices of HMN are located at 101 N. Broadway, PO Box 231, Spring Valley, Minnesota 55975-0231. It's telephone number at that address is (507) 346-1100.

MARKET AREA

  HMN serves the Minnesota counties of Fillmore, Freeborn, Houston, Mower, Olmsted and Winona and portions of Steele, Dodge, Goodhue and Wabasha Counties, Minnesota, through its main office located in Spring Valley, Minnesota and its six branch offices located in Albert Lea, Austin, LaCrescent, Rochester and Winona, Minnesota. The portion of HMN's market area consisting of Rochester and the contiguous communities is composed of primarily urban and suburban communities, while the balance of HMN's market area consists primarily of rural areas and small towns. Primary industries in HMN's market area include manufacturing, agriculture, health care, wholesale and retail trade, service industries and education. Major employers include IBM, the Mayo Clinic, Hormel, a food processing company, and various small industrial and other companies. HMN's market area is also the home of Winona State University, Rochester Community College, Austin Community College and several vocational/technical schools.

  HMN serves the Iowa counties of Marshall and Tama through its branch offices located in Marshalltown and Toledo. Major industries in the area are Swift & Company pork - processors, Fisher Controls Int. - valve and regulator manufacturing, Lennox Industries - furnace and air conditioner manufacturing, Iowa Veterans Home - hospital care, Marshall Community School District - education, Marshall Medical & Surgical Center - hospital care and Meskwaki Casino - gaming operation.

  Based upon 1990 census information, the population of the six primary counties in the Bank's market area was as follows: Fillmore - 20,800; Freeborn - 33,000; Houston - 18,500; Mower - 37,300; Olmsted - 101,000; and Winona - 47,900. Based upon 1990 U.S. Department of Commerce information, per capita income in these six counties ranged from approximately $15,000 to $21,000.

  Based upon 1990 census information, the population of Marshall County was 38,280 and the population of Tama County was 17,419. Based upon 1990 U.S. Department of Commerce information, per capita income of the above mentioned Iowa counties ranged from $11,300 to $12,800.

  During the fourth quarter of 1996, HMN opened a mortgage banking office in Edina, Minnesota which has subsequently moved to Eden Prairie. The office primarily purchases loans from third party originators located in the seven county metropolitan area of Minneapolis and St. Paul and sells the loans in the secondary market or place the loans in HMN's loan portfolio. The new office also purchases mortgage servicing rights from third parties for the purpose of generating loan servicing income.


LENDING ACTIVITIES

  GENERAL. Historically, the Bank originated 30-year, fixed-rate mortgage loans secured by one-to-four family residences. Since 1979, in order to reduce its vulnerability to changes in interest rates, the Bank has emphasized the origination or purchase of mortgage loans having shorter terms to maturity or repricing, such as 15-year, fixed-rate residential loans, Adjustable Rate Mortgage loans ("ARMs") and Graduated Equity Mortgage loans ("GEMs"). Starting in 1995 and throughout 1997 HMN offered a competitive home equity line of credit. HMN also offers consumer loans and, to a lesser extent, construction, commercial real estate, multi-family and commercial business loans. See "- Originations, Purchases and Sales of Loans and Mortgage-Backed and Related Securities."

  LOAN PORTFOLIO COMPOSITION. The following information concerning the composition of HMN's loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.


                                                                         December 31,
                           -------------------------------------------------------------------------------------------------------
                                  1997                 1996                  1995                  1994               1993
                           ------------------   ------------------   ---------------------   -----------------   -----------------
(DOLLARS IN THOUSANDS)      Amount    Percent    Amount    Percent   Amount        Percent    Amount   Percent    Amount   Percent
                           --------   -------   --------   -------   -------       -------   --------  -------   --------  -------
REAL ESTATE LOANS:
 One-to-four family . . .  $395,668    87.58%   $321,340    90.19%  $292,497        90.62%   $252,943   91.14%   $233,009   92.18%
 Multi-family . . . . . .     2,717     0.60         280     0.08        361         0.11         311    0.11         349    0.14
 Commercial . . . . . . .    10,572     2.34       7,918     2.22      8,744         2.71       8,316    3.00       4,559    1.80
 Construction or
   development  . . . . .     5,725     1.27       3,474     0.98      5,082         1.58       2,799    1.01       3,309    1.31
                            -------   ------     -------   ------    -------       ------     -------  ------     -------  ------
    Total real estate
      loans . . . . . . .   414,682    91.79     333,012    93.47    306,684        95.02     264,369   95.26     241,226   95.43
                            -------   ------     -------   ------    -------       ------     -------  ------     -------  ------
OTHER LOANS:
 Consumer loans:
  Savings account . . . .     1,362     0.30         938     0.26      1,210         0.37         648    0.23         872    0.34
  Education . . . . . . .       123     0.03         467     0.13        342         0.11       2,007    0.72       1,819    0.72
  Automobile  . . . . . .     2,438     0.54         566     0.16        671         0.21         520    0.19         681    0.27
  Home equity line  . . .    19,490     4.31      11,881     3.33      3,509         1.09           0    0.00           0    0.00
  Home equity . . . . . .     7,176     1.59       5,927     1.67      7,997         2.47       7,716    2.78       5,604    2.22
  Home improvement  . . .       652     0.14         585     0.16        785         0.24         870    0.31         912    0.36
  Other . . . . . . . . .       624     0.14         568     0.16        545         0.17         502    0.19         586    0.23
                            -------   ------     -------   ------    -------       ------     -------  ------     -------  ------
    Total consumer loans     31,865     7.05      20,932     5.87     15,059         4.66      12,263    4.42      10,474    4.14
 Commercial business
   loans  . . . . . . . .     5,226     1.16       2,344     0.66      1,018         0.32         897    0.32       1,089    0.43
                            -------   ------     -------   ------    -------       ------     -------  ------     -------  ------
    Total other loans . .    37,091     8.21      23,276     6.53     16,077         4.98      13,160    4.74      11,563    4.57
                            -------   ------     -------   ------    -------       ------     -------  ------     -------  ------
       Total loans  . . .   451,773   100.00%    356,288   100.00%   322,761       100.00%    277,529  100.00%    252,789  100.00%
                                      ------               ------                  ------              ------              ------
                                      ------               ------                  ------              ------              ------
LESS:
 Loans in process . . . .     4,562                2,814               3,531                    2,327               2,333
 Unamortized discounts  .       547                  417                 289                      162                  14
 Net deferred loan fees .     1,847                1,695               1,899                    2,147               2,507
 Allowance for losses on
   loans  . . . . . . . .     2,748                2,340               2,191                    1,893               1,489
                           --------             --------            --------                 --------            --------
       Total loans
         receivable, net   $442,069             $349,022            $314,851                 $271,000            $246,446
                           --------             --------            --------                 --------            --------
                           --------             --------            --------                 --------            --------


     The following table shows the composition of HMN's loan portfolio by fixed and adjustable rate at the dates indicated.


                                                                                 December 31,
                                   -------------------------------------------------------------------------------------------------
                                          1997                1996                1995                 1994                  1993
                                   ----------------     ----------------    ----------------    ----------------    ----------------
(DOLLARS IN THOUSANDS)             Amount   Percent     Amount   Percent    Amount   Percent    Amount   Percent    Amount   Percent
                                   ------   -------     ------   -------    ------   -------    ------   -------    ------   -------
FIXED-RATE LOANS
 Real estate:
  One-to-four family
   GEM  . . . . . . . . . . . .   $ 53,258   11.79%    $ 48,831  13.71%   $ 30,175    9.35%   $ 24,769    8.93%  $ 22,304    8.83%
   Other  . . . . . . . . . . .    256,263   56.72      187,519  52.63     181,401   56.20     168,272   60.63    171,503   67.84
                                   -------  ------      ------- ------     -------  ------     -------  ------    -------  ------
    Total one-to-four family  .    309,521   68.51      236,350  66.34     211,576   65.55     193,041   69.56    193,807   76.67
  Multi-family  . . . . . . . .      2,490    0.55          223   0.06         302    0.10         311    0.11        349    0.13
  Commercial  . . . . . . . . .      1,914    0.42        1,276   0.36       1,518    0.47       1,612    0.58        626    0.25
  Construction or development .      3,180    0.71        2,970   0.83       4,848    1.50       1,008    0.37      2,800    1.11
                                   -------  ------      ------- ------     -------  ------     -------  ------    -------  ------
    Total fixed-rate real
      estate loans  . . . . . .    317,105   70.19      240,819  67.59     218,244   67.62     195,972   70.62    197,582   78.16
                                   -------  ------      ------- ------     -------  ------     -------  ------    -------  ------
 Consumer loans:
  Savings . . . . . . . . . . .      1,362    0.30          938   0.26       1,210    0.37         648    0.23        872    0.34
  Education . . . . . . . . . .          0    0.00          434   0.12         299    0.09       1,278    0.46      1,819    0.72
  Automobile  . . . . . . . . .      2,437    0.54          566   0.16         671    0.21         520    0.19        681    0.27
  Home equity . . . . . . . . .      6,701    1.48        5,338   1.50       7,254    2.25       7,258    2.62      5,604    2.22
  Home improvement  . . . . . .        652    0.14          585   0.16         785    0.24         870    0.31        912    0.36
  Other . . . . . . . . . . . .        612    0.14          568   0.16         545    0.17         502    0.18        586    0.23
                                   -------  ------      ------- ------     -------  ------     -------  ------    -------  ------
    Total consumer loans  . . .     11,764    2.60        8,429   2.36      10,764    3.33      11,076    3.99     10,474    4.14
                                   -------  ------      ------- ------     -------  ------     -------  ------    -------  ------
 Commercial business loans  . .      5,226    1.16        1,344   0.38       1,018    0.32         897    0.32      1,089    0.43
                                   -------  ------      ------- ------     -------  ------     -------  ------    -------  ------
    Total other loans . . . . .     16,990    3.76        9,773   2.74      11,782    3.65      11,973    4.31     11,563    4.57
                                   -------  ------      ------- ------     -------  ------     -------  ------    -------  ------
    Total fixed-rate loans  . .    334,095   73.95      250,592  70.33     230,026   71.27     207,945   74.93    209,145   82.73
                                   -------  ------      ------- ------     -------  ------     -------  ------    -------  ------
ADJUSTABLE-RATE LOANS
 Real estate:
  One-to-four family  . . . . .     86,147   19.07       84,990  23.85      80,921   25.07      59,901   21.58     39,202   15.51
  Multi-family  . . . . . . . .        227    0.05           57   0.02          59    0.02           0    0.00          0    0.00
  Commercial  . . . . . . . . .      8,658    1.92        6,642   1.87       7,226    2.24       6,704    2.42      3,933    1.56
  Construction or development .      2,545    0.56          504   0.14         234    0.07       1,792    0.64        509    0.20
                                   -------  ------      ------- ------     -------  ------     -------  ------    -------  ------
    Total adjustable-rate real
      estate loans  . . . . . .     97,577   21.60       92,193  25.88      88,440   27.40      68,397   24.64     43,644   17.27
 Consumer . . . . . . . . . . .     20,101    4.45       12,503   3.51       4,295    1.33       1,187    0.43          0    0.00
 Commercial business loans  . .          0    0.00        1,000   0.28           0    0.00           0    0.00          0    0.00
                                   -------  ------      ------- ------     -------  ------     -------  ------    -------  ------
    Total adjustable-rate loans    117,678   26.05      105,696  29.67      92,735   28.73      69,584   25.07     43,644   17.27
                                   -------  ------      ------- ------     -------  ------     -------  ------    -------  ------
    Total loans . . . . . . . .    451,773  100.00%     356,288 100.00%    322,761  100.00%    277,529  100.00%   252,789  100.00%
                                            ------              ------              ------              ------             ------
                                   -------  ------      ------- ------     -------  ------     -------  ------    -------  ------
LESS
 Loans in process . . . . . . .      4,562                2,814              3,531               2,327              2,333
 Unamortized discounts  . . . .        547                  417                289                 162                 14
 Net deferred loan fees . . . .      1,847                1,695              1,899               2,147              2,507
 Allowance for losses on loans       2,748                2,340              2,191               1,893              1,489
                                  --------             --------           --------            --------           --------
    Total loans receivable, net   $442,069             $349,022           $314,851            $271,000           $246,446
                                  --------             --------           --------            --------           --------
                                  --------             --------           --------            --------           --------


          The following schedule illustrates the interest rate sensitivity of HMN's loan portfolio at December 31, 1997. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. Scheduled repayments of principal are reflected in the year in which they are scheduled to be paid.



                                        Real Estate
                    ------------------------------------------------------
                                        Multi-family and                                         Commercial
                    One-to-four family     Commercial       Construction       Consumer           Business            Total
                    ------------------  ----------------  ----------------  ----------------  -----------------  ----------------
                             Weighted           Weighted          Weighted          Weighted           Weighted          Weighted
                              Average            Average           Average           Average            Average           Average
(DOLLARS IN          Amount    Rate     Amount    Rate    Amount    Rate    Amount    Rate     Amount    Rate    Amount    Rate
THOUSANDS)           ------  --------   ------  --------  ------  --------  ------  --------   ------  --------  ------  --------

      Due During
     Years Ending
     December 31,
     ------------
1998(1) . . . . . . $ 23,133    7.31%   $   738   7.66%  $ 1,018    8.73%    $ 4,102    8.95%   $  946    8.66%  $29,937   7.63%
1999  . . . . . . .   23,470    7.24      1,004   7.95        46    7.91       2,065    8.74       908    8.46    27,493   7.42
2000  . . . . . . .   23,334    7.19        794   7.66        57    7.91       1,705    8.65     1,179    8.72    27,069   7.36
2001 and 2002 . . .   46,695    7.31      1,879   8.37       151    7.92       2,224    8.66     1,138    8.12    52,087   7.43
2003 to 2007  . . .  116,578    7.35      4,398   8.55       609    7.93      21,343    8.99     1,055   10.21   143,983   7.65
2008 to 2022  . . .  146,861    7.52      4,476   7.95     3,139    7.83         426    9.23         0    0.00   154,902   7.54
2023 and following.   15,597    7.46          0   0.00       705    8.08           0    0.00         0    0.00    16,302   7.49
                    --------            -------          -------             -------            ------           -------
                    $395,668            $13,289          $ 5,725             $31,865            $5,226          $451,773
                    --------            -------          -------             -------            ------           -------
                    --------            -------          -------             -------            ------           -------


--------------------

(1) Includes demand loans, loans having no stated maturity, overdraft loans and education loans.

     The total amount of loans due after December 31, 1999 which have predetermined interest rates is $307.7 million, while the total amount of loans due after such dates which have floating or adjustable interest rates is $114.1 million. Construction or development loans for one-to-four family dwellings totaled $3.3 million, multi-family totaled $1.0 million, and non-residential totaled $1.4 million.

     Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), the aggregate amount of loans that the Bank is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a "readily ascertainable" value or 30% for certain residential development loans). At December 31, 1997, based upon the 15% limitation, the Bank's regulatory loans-to-one borrower limit was approximately $9.2 million. On the same date, the Bank had no borrowers with outstanding balances in excess of this amount. At December 31, 1997, the largest dollar amount outstanding to one borrower or group of related borrowers was $960,000. This loan, which is secured by a commercial office building in Des Moines, was performing in accordance with its terms at December 31, 1997.

     The Bank's Loan Committee is responsible for review and approval of all loans over the FHLMC/FNMA conforming loan dollar limits (the Limit) originated by the Bank. At December 31, 1997 the Limit was $214,600. Approval of one member of the Loan Committee is required on all loans ranging from the Limit to $500,000. Loans greater than $500,000 must be approved by the Board of Directors of the Bank or its Executive Committee after review and preliminary approval by the Loan Committee. All loans closed each month are reviewed by the Board of Directors at the monthly meeting.

     Under the Bank's loan policy, the loan officer processing an application is responsible for ensuring that all documentation is obtained prior to the submission of the application to the Loan Committee. In addition, the loan officer verifies that the application meets the Bank's underwriting guidelines described below. Also, each application is assigned to a reviewing officer who reviews the file to assure its accuracy and completeness. The Branch Manager or the designated underwriter has the authority to approve all conforming loans up to the Limit.

     All of the Bank's lending is subject to its written underwriting standards and to loan origination procedures. Decisions on loan applications are made on the basis of detailed applications and property valuations (consistent with the Bank's appraisal policy) by the Bank's staff appraiser or an independent appraiser. The loan applications are designed primarily to determine the borrower's ability to repay. The more significant items on the application are verified through use of credit reports, financial statements, tax returns and/or confirmations. During 1997 the Bank introduced the Home Credit Plus Program which relies on the credit score of the loan applicant instead of income, asset and employment verification procedures. The Bank also offers low or alternative documentation underwriting procedures which conform to FNMA underwriting guidelines.

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

     ONE-TO-FOUR FAMILY RESIDENTIAL REAL ESTATE LENDING. The cornerstone of HMN's lending program is the origination of loans secured by mortgages on owner-occupied one-to-four family residences. At December 31, 1997, $395.7 million, or 87.58% of HMN's loan portfolio consisted of mortgage loans on one-to-four family residences. At December 31, 1997, $282.7 million of the residential loan portfolio was secured by properties located in HMN's market area. HMN had $120.0 million of purchased one-to-four family loans in its portfolio which were secured by properties located outside of its market area (primarily located in the Midwestern United States or the Southeastern United States). On December 5, 1997 the Bank merged with Marshalltown Financial Corporation ("MFC"). The Loan Portfolio Composition table includes for December 31, 1997 $62.9 million of one-to-four family residential loans, $2.3 of multi-family residential, $2.1 million of commercial real estate and $2.6 million of consumer loans which were acquired in the MFC merger.

     Prior to 1979, the Bank originated for retention in its own portfolio 30-year fixed-rate loans secured by one-to-four family residential real estate. Beginning in 1979, the Bank began to emphasize the origination of fixed-rate loans with terms of 15 years or less for retention in its portfolio. In addition, in 1982, the Bank began to originate ARMs, subject to market conditions and consumer preference. Subsequently, the Bank also began to emphasize GEM originations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" in the Annual Report attached as Exhibit 13 hereto (the "Annual Report").

     HMN currently offers conventional fixed-rate loans with maximum terms of up to 30 years although HMN generally sells originations of loans with terms to maturity of 30 years. The interest rate on such loans is generally set based on the FHLMC delivery rates, as well as, other competitive factors.
At December 31, 1997, HMN had $256.3 million of fixed-rate one-to-four family loans (excluding GEM loans) or 56.72% of HMN's total loan portfolio with a weighted average contractual term to maturity of 13.5 years.

     HMN also offers one-year ARMs at a margin (generally 275 basis points) over the yield on the Average Monthly One Year U.S. Treasury Constant Maturity Index for terms of up to 30 years. The ARM loans currently offered by HMN allow the borrower to select (subject to pricing) an initial period of one year, three years, or five years between the loan origination and when the first interest rate change occurs. Generally the ARMs provide for an up to 200 basis point annual interest rate change cap and a lifetime cap generally 600 basis points over or under the initial rate. Initial interest rates offered on the ARM loans during 1997 ranged from 72 to 188 basis points below the fully indexed loan rate. All borrowers are now qualified for the loan at the fully indexed rate. See "-Delinquencies and Non-Performing Assets." In the past, the Bank offered one-year ARMs with a margin of 200 to 235 basis points over a specified index and an average annual cap of 145 basis points. At December 31, 1997, one-to-four family ARMs totaled $86.1 million, or 19.07% of HMN's total loan portfolio.

     HMN's originated ARMs do not permit negative amortization of principal, do not contain prepayment penalties and generally are not convertible into fixed-rate loans. HMN has $2.7 million of ARM loans purchased from a third party which are convertible at borrower's option into fixed-rate loans. It has an agreement with the third party to repurchase the ARM loans which convert to fixed rates at a stipulated price.

     The GEM loans carry required payments which increase after the first year. Under the GEM loans, the monthly payments required for the first year are established based on a 30-year amortization schedule. Depending upon the program selected, the payments may increase in the succeeding years by amounts ranging from 0% to 5%. Most of the GEM loans originated by HMN provide for at least three annual payment increases over the first five years of the loan. The increased payments required under GEM loans are applied to principal and have the effect of shortening the term to maturity; the GEM loans do not permit negative amortization. HMN currently offers two GEM programs, one with a contractual maturity of approximately 17 years and one with a contractual maturity of approximately 22 years. The GEMs are generally priced based upon loans with similar contractual maturities. The GEMs have been popular with consumers who anticipate future increases in income and who desire an amortization schedule of less than 30 years. HMN believes that GEMs may increase in popularity in the future if interest rates rise and consumers are less easily able to afford the higher monthly payments required by 15-year, fixed-rate loans.

     HMN has also originated a limited number of fixed-rate loans with terms up to 30 years which are insured by the Federal Housing Authority ("FHA"), Veterans Administration ("VA") and Minnesota Home Finance Administration ("MHFA").

     In underwriting one-to-four family residential real estate loans, HMN evaluates both the borrower's ability to make principal, interest and escrow payments, the value of the property that will secure the loan and debt to income ratios. Properties securing one-to-four family residential real estate loans made by HMN are appraised by independent fee appraisers or by HMN's staff appraiser. HMN originates residential mortgage loans with loan-to-value ratios of up to 95% for owner-occupied homes and up to 70% for non-owner occupied homes; however, private mortgage insurance is required to reduce HMN's exposure to 80% or less. HMN generally seeks to underwrite its loans in accordance with secondary market standards.

     HMN's residential mortgage loans customarily include due-on-sale clauses giving it the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the property subject to the mortgage and the loan is not repaid.

     CONSTRUCTION LENDING. HMN makes construction loans to individuals for the construction of their residences, and to a much lesser extent, to builders for the construction of one-to-four family residences. It also makes a very limited number of loans to builders for houses built on speculation. The loan policy limits the total amount of construction loans outstanding at one time to 2.0% of assets. At December 31, 1997, HMN had $5.7 million of construction loans outstanding representing 1.3% of HMN's total loan portfolio.

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

     Construction loans to builders or developers of one-to-four family residences generally carry terms of up to 15 years with a construction phase of up to seven months. Such loans generally do not permit the payment of interest from loan proceeds. At December 31, 1997, HMN had no construction loans to builders or developers.

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

     COMMERCIAL REAL ESTATE AND MULTI-FAMILY LENDING.   HMN originates
permanent commercial real estate and multi-family loans secured by properties located in its market area. It also purchases commercial real estate loans outside of its market area that are guaranteed by the Small Business Administration ("SBA") or originated by other third parties. At December 31, 1997, HMN had $10.6 million in commercial real estate loans, representing 2.3% of HMN's total loan portfolio, and $2.7 million in multi-family loans, or 0.6% of its total loan portfolio.

     The commercial real estate and multi-family loan portfolio includes loans secured by motels, apartment buildings, churches, small office buildings, small business facilities, nursing homes and other non-residential building properties primarily located in Minnesota or Iowa.

     Permanent commercial real estate and multi-family loans are generally originated for a maximum term of 15 years and generally have adjustable interest rates. Prior to 1995 commercial real estate and multi-family loans could have either a fixed interest rate or an adjustable interest rate. Commercial real estate and multi-family loans are written in amounts of up to 70% of the lesser of the appraised value of the property or the purchase price and must have a debt service coverage ratio of at least 125%. The debt service coverage is the ratio of net cash from operations before payment of debt to debt service. HMN does not originate construction loans secured by commercial or multi-family real estate, but may purchase participation interests in third party originated construction loans secured by commercial or multi-family real estate.

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

     At December 31, 1997, HMN's two largest commercial real estate loans totaled $960,000 and $882,000. The first loan is secured by a commercial office building located in Des Moines, Iowa and the second loan is secured by a motel located in Rochester, Minnesota near the Mayo Clinic. Both of these loans were performing at December 31, 1997.

     Multi-family and commercial real estate loans generally present a higher level of risk than loans secured by one-to-four family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family and commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired. At December 31, 1997, HMN had one commercial real estate loan totaling $79,000 and no multi-family loans which were 90 days or more delinquent.

     CONSUMER LENDING. HMN originates a variety of different types of consumer loans, including home equity loans (open-end and closed-end), education, automobile, home improvement, deposit account and other loans for household and personal purposes. At December 31, 1997, consumer loans totaled $31.9 million, or 7.05% of total loans outstanding.

     Consumer loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower. HMN's consumer loans are made at fixed and adjustable interest rates, with terms of up to 20 years for secured loans and up to three years for unsecured loans.

     HMN's home equity loans are written so that the total commitment amount, when combined with the balance of any other outstanding mortgage liens, may not exceed 90% of the appraised value of the property. The closed-end home equity loans are written with fixed or adjustable rates with terms of up to 15 years. The open-end home equity lines are written with an adjustable rate with terms of up to 20 years, a 10 year draw period which requires "interest only" payments and a 10 year repayment period which fully amortizes the outstanding balance. The consumer may access the open-end home equity line either by making a withdrawal at the Bank or writing a check on the home equity line of credit account. At December 31, 1997, HMN's home equity loans totaled $7.2 million, or 1.6% of the total loan portfolio and the home equity lines totaled $19.5 million, or 4.3% of the total loan portfolio.

     The underwriting standards employed by the Bank for consumer loans include a determination of the applicant's payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount. Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At December 31, 1997, $44,000 of the consumer loan portfolio was non-performing. There can be no assurance that delinquencies will not increase in the future.

     COMMERCIAL BUSINESS LENDING. In order to satisfy the demand for financial services available to individuals and businesses in its market area, HMN has maintained a portfolio of commercial business loans primarily to small retail operations, small manufacturing concerns and professional firms. Most of HMN's commercial business loans have terms ranging from six months to five years and carry fixed interest rates. HMN's commercial business loans generally include personal guarantees and are usually, but not always, secured by business assets such as inventory, equipment, fixtures, real estate and accounts receivables. The underwriting process for commercial business loans includes consideration of the borrower's financial statements, tax returns, projections of future business operations and inspection of the subject collateral, if any. HMN has also purchased participation interests in commercial business loans from third party originators. The underlying collateral for the loans are generally equipment and generally have repayment periods of less than ten years. At December 31, 1997, HMN had $5.2 million of commercial business loans outstanding, or 1.3% of the total loan portfolio. In addition, on that date, HMN had $20,000 of letters of credit outstanding.

     Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. At December 31, 1997, there were no delinquent commercial business loans.

ORIGINATIONS, PURCHASES AND SALES OF LOANS AND MORTGAGE-BACKED AND RELATED SECURITIES

     Real estate loans are generally originated by HMN's staff of salaried and commissioned loan officers. Loan applications are taken and processed in all branch offices.

     While HMN originates both fixed and adjustable-rate loans, its ability to originate loans is dependent upon the relative customer demand for loans in its market. Demand is affected by the interest rate environment. During the last several years, the dollar volume of conventional fixed-rate, one-to-four family loans has exceeded the dollar volume of GEMs and ARMs. Currently, substantially all residential mortgage loans originated by the Bank are retained in the loan portfolio except 30 year fixed rate loans.

     In order to supplement loan demand in HMN's market area and geographically diversify its loan portfolio, HMN purchases real estate loans from selected sellers, with yields based upon current market rates. HMN carefully reviews and underwrites all loans to be purchased to ensure that they meet HMN's underwriting standards. The seller generally continues to service these purchased loans. During 1997, HMN originated $70.3 million of real estate and consumer loans and it purchased $67.2 million of single family residential loans originated outside of its market area. The majority of the purchased loans have interest rates that are fixed for a one, three or five year period and then adjust annually thereafter or were 15 year fixed
rate loans.   All purchased loans are reviewed to determine that each loan meets certain underwriting requirements. Refer to Note 5 of the Notes to Consolidated Financial Statements in the Annual Report for more information on purchased loans.

     HMN has substantial holdings of mortgage-backed and related securities which are held, depending on the investment intent, in the "available for sale" portfolio. During 1997, HMN purchased $3.4 million of mortgaged-backed securities and $24.0 million of mortgage-related securities, primarily CMOs. See "- Investment Activities." During the same period, HMN sold $67.9 million of mortgage-backed and related securities.

     The following table shows the loan and mortgage-backed and related securities origination, purchase, sale and repayment activities of HMN for the periods indicated.


                                                       Year Ended December 31,
(DOLLARS IN THOUSANDS)
LOANS                                                  1997      1996     1995
                                                      -------------------------
 ORIGINATIONS BY TYPE:
  Adjustable-rate:
   Real estate - one-to-four family . . . . . . . . $   1,987   5,441     2,117
               - multi-family . . . . . . . . . . .         0       0        58
               - commercial . . . . . . . . . . . .     1,000       0         0
               - construction or development  . . .       375     916       691
   Non-real estate - consumer . . . . . . . . . . .    16,871  12,012     4,575
                                                    ---------  ------     ------
         Total adjustable-rate  . . . . . . . . . .    20,233  18,369     7,441
                                                    ---------  ------     ------
  Fixed-rate:
   Real estate - one-to-four family . . . . . . . .    32,024  27,036    23,565
               - multi-family . . . . . . . . . . .       263     145         0
               - commercial . . . . . . . . . . . .        50      30       150
               - construction or development  . . .     6,539   6,181     4,847
   Non-real estate - consumer . . . . . . . . . . .     7,579   4,583     7,267
                   - commercial business  . . . . .     1,409     430       610
                                                    ---------  ------     ------
         Total fixed-rate . . . . . . . . . . . . .    47,864  38,405    36,439
                                                    ---------  ------     ------
         Total loans originated . . . . . . . . . .    68,097  56,774    43,880
                                                    ---------  ------     ------
 Purchases:
   Real estate - one-to-four family . . . . . . . .    67,213  55,839    47,136
   Commercial real estate guaranteed by SBA . . . .         0       0       946
   Construction or development  . . . . . . . . . .     2,425       0         0
   Non-real estate - commercial business  . . . . .     2,174   1,500         0
                                                    ---------  ------     ------
         Total purchased  . . . . . . . . . . . . .    71,812  57,339    48,082

ACQUISITION:
   Real estate - one-to-four family . . . . . . . .    63,328       0         0
               - multi-family . . . . . . . . . . .     2,308       0         0
               - commercial . . . . . . . . . . . .     2,099       0         0
   Non-real estate - consumer . . . . . . . . . . .     2,599       0         0
                                                    ---------  ------     ------
        Total loans acquired  . . . . . . . . . . .    70,334       0         0
 TRANSFERS FROM LOANS HELD FOR SALE . . . . . . . .        96       0         0
 SALES AND REPAYMENTS:
   Real estate - one-to-four family . . . . . . . .     8,969   2,310     2,414
   Non-real estate - consumer . . . . . . . . . . .       339     176     1,791
                                                    ---------  ------     ------
         Total sales  . . . . . . . . . . . . . . .     9,308   2,486     4,205
   Loans securitized and transferred to securities     16,526  15,441         0

   Transfers to loans held for sale . . . . . . . .    21,211   1,407         0
   Principal repayments . . . . . . . . . . . . . .    64,846  58,262    39,215
                                                    ---------  ------     ------
         Total reductions . . . . . . . . . . . . .   111,891  77,596    43,420
                                                    ---------  ------     ------
   Increase (decrease) in other items, net  . . . .   (2,963)  (2,990)   (3,310)
                                                    ---------  ------     ------
         Net increase . . . . . . . . . . . . . . . $  95,485  33,527    45,232
                                                    ---------  ------     ------
                                                    ---------  ------     ------

MORTGAGE-BACKED AND RELATED SECURITIES
     Loans securitized and transferred to           $  16,526  15,441         0
       securities  . . . . . . . . . . . . . . . .

 PURCHASES:
  Mortgage-backed securities:(1)
    Adjustable-rate . . . . . . . . . . . . . . . .         0       0          0
    Fixed-rate  . . . . . . . . . . . . . . . . . .     3,426   7,266     10,139
  CMOs and REMICs:
    Adjustable-rate . . . . . . . . . . . . . . . .     3,417   6,527     55,321
    Fixed-rate  . . . . . . . . . . . . . . . . . .    20,617  43,831     11,881
                                                    ---------  ------     ------
        Total purchases . . . . . . . . . . . . . .    27,460  57,624     77,341
                                                    ---------  ------     ------
 ACQUISITION:
   Adjustable rate  . . . . . . . . . . . . . . . .    12,522       0          0
   Fixed rate . . . . . . . . . . . . . . . . . . .    25,738       0          0
                                                    ---------  -----      ------
        Total acquisitions  . . . . . . . . . . . .    38,260       0          0
                                                    ---------  ------     ------


SALES:
  Mortgage-backed securities:(1)
    Adjustable-rate . . . . . . . . . . . . . . . .     9,535       0    23,073
    Fixed-rate  . . . . . . . . . . . . . . . . . .       344  24,786    11,953
  CMOs and REMICs:
    Adjustable-rate . . . . . . . . . . . . . . . .    26,486  23,876     9,008
    Fixed-rate  . . . . . . . . . . . . . . . . . .    31,529  32,487    13,681
                                                    ---------  ------     ------
       Total sales  . . . . . . . . . . . . . . . .    67,894  81,149    57,715
                                                    ---------  ------     ------
 PRINCIPAL REPAYMENTS:
  Decrease in other items, net  . . . . . . . . . .    13,578  28,915     4,440
                                                    ---------  ------     ------
     Net increase (decrease)  . . . . . . . . . . . $     774 (36,999)   15,186
                                                    ---------  ------     ------
                                                    ---------  ------     ------
-------------------

(1) Consists of pass-through securities.

DELINQUENCIES AND NON-PERFORMING ASSETS

     DELINQUENCY PROCEDURES. When a borrower fails to make a required payment on a loan, HMN attempts to cure the delinquency by contacting the borrower. A late notice is sent on all loans over 16 days delinquent. Additional written and verbal contacts may be made with the borrower between 30 and 60 days after the due date. If the loan is contractually delinquent 90 days, HMN usually sends a 30-day demand letter to the borrower and, after the loan is contractually delinquent 120 days, institutes appropriate action to foreclose on the property. If foreclosed, the property is sold at a sheriff's sale and may be purchased by HMN. Delinquent consumer loans are generally handled in a similar manner. HMN's procedures for repossession and sale of consumer collateral are subject to various requirements under state consumer protection laws.

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

     The following table sets forth HMN's loan delinquencies by type, by amount and by percentage of type at December 31, 1997.

                                                  Loans Delinquent For:
                           -------------------------------------------------------------------           Total Delinquent
                                      60-89 Days                        90 Days and Over                      Loans
                           ------------------------------      -------------------------------     ----------------------------
                                                 Percent                               Percent                         Percent
                                                 of Loan                               of Loan                         of Loan
(DOLLARS IN THOUSANDS)     Number     Amount     Category      Number      Amount      Category    Number    Amount    Category
                           ------     ------     --------      ------      ------      --------    ------    ------    --------
One-to-four family
  real estate . . . .        5        $  412        0.10 %         8        $ 541        0.14%       13     $  953      0.24%
Multi-family  . . . .        0             0        0.00           0            0        0.00         0          0      0.00
Commercial  . . . . .        0             0        0.00           1           79        0.75         1         79      0.75
Construction or
 development  . . . .        0             0        0.00           0            0        0.00         0          0      0.00
Consumer  . . . . . .        3            26        0.08           6           45        0.14         9         71      0.22
Commercial
 business . . . . . .        0             0        0.00           0            0        0.00         0          0      0.00
                           ---         -----                     ---        -----                   ---     ------
    Total . . . . . .        8         $ 438        0.10 %        15        $ 665        0.15%       23     $1,103      0.24%
                           ---         -----                     ---        -----                   ---     ------
                           ---         -----                     ---        -----                   ---     ------

     CLASSIFICATION OF ASSETS. Federal regulations require that each savings institution classify its own assets on a regular basis. In addition, in connection with examinations of savings institutions, OTS and FDIC examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets:
Substandard, Doubtful and Loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of Substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as Loss is considered uncollectible and of such little value that continuance as an asset on the balance sheet of the institution is not warranted. Assets classified as Substandard or Doubtful require the institution to establish prudent general allowances for loan losses. If an asset or portion thereof is classified as Loss, the institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified as Loss, or charge off such amount. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the District Director of the OTS. On the basis of management's review of its assets, at December 31, 1997, the Bank had classified a total of $901,000 of its loans and other assets as follows:


                       One-to-                         Commercial Real
(DOLLARS IN             Four       Construction or        Estate and                       Commercial
 THOUSANDS)            Family       Development          Multi-Family         Consumer      Business
                       -------     ---------------     ----------------       --------     ----------
Substandard . . . . .   $   722           0                    79                  53           45
Doubtful  . . . . . .         0           0                     0                   0            0
Loss  . . . . . . . .         0           0                     0                   2            0
                            ---         ---                   ---                 ---          ---
    Total . . . . . .   $   722           0                    79                  55           45
                            ---         ---                   ---                 ---          ---
                            ---         ---                   ---                 ---          ---


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


                                                  December 31,
                                   -------------------------------------------
(DOLLARS IN THOUSANDS)              1997     1996     1995     1994      1993
                                   ------   ------   ------   ------    ------
Non-accruing loans:
 Real estate:
   One-to-four family . . . . .   $  177      235      196       178        80
   Multi-family . . . . . . . .        0        0        0         0         0
   Commercial real estate . . .       79       83       85         0         0
   Consumer . . . . . . . . . .        7        7       32        57        58
   Commercial business  . . . .        0       13      128                   0
                                     ---      ---      ---       ---       ---
     Total  . . . . . . . . . .      263      338      441       235       138
                                     ---      ---      ---       ---       ---
Accruing loans delinquent 90
  One-to-four family  . . . . .      365        0        0         0        23
   Consumer . . . . . . . . . .       37        0        0         0         0
                                     ---      ---      ---       ---       ---
     Total  . . . . . . . . . .      402        0        0         0        23
                                     ---      ---      ---       ---       ---
Restructured loans:
  Multi-family  . . . . . . . .        0        0       94       199         0
Foreclosed assets:
 Real estate:
   One-to-four family . . . . .      142       23      315        64       316
   Commercial real estate . . .        0        0        0         0        95
   Construction or development         0        0        0         0         0
   Consumer . . . . . . . . . .        0        0        0         0        10
                                     ---      ---      ---       ---       ---
     Total  . . . . . . . . . .      142       23      315        64       421
                                     ---      ---      ---       ---       ---
Total non-performing assets . .   $  807      361      850       498       582
                                     ---      ---      ---       ---       ---
                                     ---      ---      ---       ---       ---
Total as a percentage of total
assets  . . . . . . . . . . . .     0.12 %   0.07 %   0.16  %   0.10 %    0.14%
                                    ----     ----     ----      ----      ----
                                    ----     ----     ----      ----      ----
Total non-performing loans  . .   $  665   $  338   $  535    $  434   $   161
                                    ----     ----     ----      ----      ----
                                    ----     ----     ----      ----      ----
Total as a percentage of total
 loans receivable, net  . . . .     0.15 %   0.10 %   0.17  %   0.16 %    0.07%
                                    ----     ----     ----      ----      ----
                                    ----     ----     ----      ----      ----


     For the year ended December 31, 1997, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $27,690. The amounts that were included in interest income on such loans during 1997 were $14,444.

     Total non-performing assets were $807,000 at December 31, 1997, an increase of $446,000, compared to $361,000 at December 31, 1996. The increase in non-performing assets is primarily the result of three one-to-four family purchased loans totaling $365,000 that are behind on their payments by more than 90 days and the foreclosure of two one-to-four family mortgages totaling $142,000. The decrease in the non-accruing loans is the result of the normal inflow and outflow of delinquent loans caused by borrowers getting behind on their payments and then bringing the loans current again.

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

     OTHER LOANS OF CONCERN. In addition to the non-performing assets set forth in the table above, as of December 31, 1997 there were $94,000 of loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the secured properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

     Management has considered the Bank's non-performing and "of concern" assets in establishing its allowance for loan losses.

     ALLOWANCE FOR LOSSES ON LOANS. The following table sets forth an analysis of the Bank's allowance for loan losses for the year ended:


(DOLLARS IN THOUSANDS)                1997     1996     1995     1994     1993
                                     ------   ------   ------   ------   ------
Balance at beginning of year  . . .  $2,341    2,191    1,893    1,489      831
MFC allowance for losses acquired .     122        0        0        0        0
CHARGE-OFFS
 Real estate:
  One-to-four family  . . . . . . .      (4)       0       (1)      (6)      (1)
  Multi-family  . . . . . . . . . .       0      (88)       0        0        0
  Consumer  . . . . . . . . . . . .      (7)      (1)       0        0       (1)
  Commercial business . . . . . . .     (12)     (61)      (1)       0        0
                                     ------   ------   ------   ------   ------
                                        (23)    (150)      (2)      (6)      (2)
                                     ------   ------   ------   ------   ------
RECOVERIES
 Real estate:
  Commercial business . . . . . . .       8        0        0        0        0
                                     ------   ------   ------   ------   ------
                                          8        0        0        0        0

Net charge-offs . . . . . . . . . .     (15)    (150)      (2)      (6)      (2)
Additions charged to operations . .     300      300      300      410      660
                                     ------   ------   ------   ------   ------
Balance at end of year  . . . . . .  $2,748    2,341    2,191    1,893    1,489
                                     ------   ------   ------   ------   ------
                                     ------   ------   ------   ------   ------

Ratio of net charge-offs during the
year to average loans outstanding
during the year . . . . . . . . . .   0.01%     0.05%    0.00%    0.00%    0.00%
                                     ------   ------   ------   ------   ------
                                     ------   ------   ------   ------   ------
Ratio of allowance for losses on
loans to total non-performing loans,
at end of year  . . . . . . . . . .  413.17   691.84   409.13   436.52   924.84
                                     ------   ------   ------   ------   ------
                                     ------   ------   ------   ------   ------


     The distribution of the Bank's allowance for losses on loans at the dates indicated is summarized as follows:




                                                                        December 31,
                         ---------------------------------------------------------------------------------------------------------
                                 1997                  1996                 1995                  1994                 1993
                         -------------------   -------------------   ------------------   -------------------   ------------------
                                    Percent               Percent              Percent               Percent              Percent
                                    of Loans              of Loans             of Loans              of Loans             of Loans
                                    in Each               in Each              in Each               in Each              in Each
                                    Category              Category             Category              Category             Category
                                    to Total              to Total             to Total              to Total             to Total
(DOLLARS IN THOUSANDS)    Amount     Loans      Amount     Loans      Amount    Loans      Amount     Loans      Amount    Loans
                         --------   --------   --------   --------   --------  --------   --------   --------   --------  --------
Real Estate:
 One-to-four family  . . $    560      87.58%   $   496      90.19%  $    452     90.62%   $   475      92.18%   $   374     92.18%
 Multi-family  . . . . . .     80       0.60          8       0.08         21      0.11         21       0.14         10      0.14
 Commercial real estate  .    198       2.34        113       2.22        125      2.71        128       1.80        140      1.80
 Construction or
  development. . . . . . .    172       1.27        104       0.98        153      1.58         84       1.31          1      1.31
 Consumer  . . . . . . . .    527       7.05        473       5.87        286      4.66        280       4.14        234      4.14
 Commercial business . . .     46       1.16         29       0.66         37      0.32         27       0.43         30      0.43
 Unallocated . . . . . . .  1,165       0.00      1,118       0.00      1,117      0.00        878       0.00        700      0.00
                         --------   --------   --------   --------   --------  --------   --------   --------   --------  --------
   Total  . . . . . . . .$  2,748     100.00%   $ 2,341     100.00%   $ 2,191    100.00%   $ 1,893     100.00%   $ 1,489    100.00%
                         --------   --------   --------   --------   --------  --------   --------   --------   --------  --------
                         --------   --------   --------   --------   --------  --------   --------   --------   --------  --------

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

     The Bank must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At December 31, 1997, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 19.39%. The Bank's level of liquidity is a result of management's asset/liability strategy. See "Regulation - Liquidity."

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

     The investment strategy of HMN and the Bank has been directed toward a mix of high-quality assets (primarily government and agency obligations) with short and intermediate terms to maturity. At December 31, 1997, HMN did not own any investment securities of a single issuer which exceeded 10% of HMN's stockholder's equity other than U.S. government or federal agency obligations.

     The Bank invests a portion of its liquid assets in interest-earning overnight deposits of the Federal Home Loan Bank ("FHLB") of Des Moines and various money market mutual funds. Other investments include high grade medium-term (up to three years) corporate debt securities, medium-term federal agency notes, and a variety of other types of mutual funds which invest in adjustable-rate, mortgage-backed securities, asset-backed securities, repurchase agreements and U.S. Treasury and agency obligations. HMN invests in the same type of investment securities as the Bank and also invests in taxable and tax exempt municipal obligations and corporate equities such as preferred and common stock. See Notes 3 and 4 of the Notes to Consolidated Financial Statements in the Annual Report for additional information regarding HMN's securities portfolio.

     The following table sets forth the composition of HMN's securities portfolio, excluding mortgage-backed and related securities, at the dates indicated.

                                                                          December 31,
                                    -------------------------------------------------------------------------------------------
                                                        1997                                             1996
                                    ------------------------------------------     --------------------------------------------
                                    Amortized    Adjusted    Market      % of      Amortized    Adjusted     Market     % of
(DOLLARS IN THOUSANDS)                Cost          To        Value      Total       Cost          To         Value     Total
                                    ---------    --------    ------      -----     ---------    --------     ------     -----
Securities available for sale:
  U.S. government and agency
    obligations . . . . . . . . . . $  43,403        (60)     43,343     49.98%      $29,600       (322)     29,278     49.93%
  Municipal obligations . . . . . .         0          0           0      0.00             0          0           0      0.00
  Corporate debt  . . . . . . . . .     2,903          0       2,903      3.35         1,091          1       1,092      1.86
  Corporate equity(1) . . . . . . .     8,017      1,021       9,038     10.42         7,796        386       8,182     13.96
  Stock of federal agencies(1). . .    14,034        605      14,639     16.88         3,874         49       3,923      6.69
Securities held to maturity:
  U.S. agency obligations . . . . .         0                      0      0.00             0                      0      0.00
  Municipal obligations . . . . . .         0                      0      0.00             0                      0      0.00
  Corporate debt  . . . . . . . . .         0                      0      0.00         1,000                  1,001      1.71
                                    ---------                 ------     -----     ---------                 ------     -----
    Subtotal  . . . . . . . . . . .    68,357                 69,923     80.63        43,361                 43,476     74.15
    FHLB stock  . . . . . . . . . .     7,432                  7,432      8.57         5,434                  5,434      9.27
                                    ---------                 ------     -----     ---------                 ------     -----
    Total investment securities
    and FHLB stock. . . . . . . . .    75,789                 77,355     89.20        48,795                 48,910     83.42
                                    ---------                 ------     -----     ---------                 ------     -----
Average remaining life of
  investment securities excluding
  FHLB stock. . . . . . . . . . . .   2.5 years                                     3.4 years

Other Interest-earning Assets:
  Cash equivalents  . . . . . . . .     9,365                  9,365     10.80         9,718                 9,718     16.58
                                    ---------                 ------     -----     ---------                ------     -----
    Total . . . . . . . . . . . . . $  85,154                 86,720    100.00%      $58,513                58,628    100.00%
                                    ---------                 ------     -----     ---------                ------     -----
                                    ---------                 ------     -----     ---------                ------     -----
Average remaining life or term
 to repricing of investment
 securities and other
 interest-earning assets,
 excluding FHLB stock . . . . .       2.3 years                                      2.8 years

                                                    December 31,
                                    ------------------------------------------
                                                        1995
                                    ------------------------------------------
                                    Amortized    Adjusted    Market      % of
(DOLLARS IN THOUSANDS)                Cost          To        Value      Total
                                    ---------    --------    ------      -----
Securities available for sale:
  U.S. government and agency
    obligations . . . . . . . . . . $  21,896       (566)    21,330      50.58%
  Municipal obligations . . . . . .     1,600          1      1,601       3.80
  Corporate debt  . . . . . . . . .       851          9        860       2.04
  Corporate equity(1) . . . . . . .     6,898        174      7,072      16.77
  Stock of federal agencies(1). . .     1,004         37      1,041       2.47
Securities held to maturity:
  U.S. agency obligations . . . . .         0                     0       0.00
  Municipal obligations . . . . . .       228                   229       0.54
  Corporate debt  . . . . . . . . .     2,999                 2,995       7.10
                                    ---------                ------      -----
    Subtotal  . . . . . . . . . . .    35,476                35,128      83.30
FHLB stock  . . . . . . . . . . . .     3,802                 3,802       9.02
                                    ---------                ------      -----
    Total investment securities
     and FHLB stock . . . . . . . .    39,278                38,930      92.32
Average remaining life of
  investment securities excluding
  FHLB stock  . . . . . . . . . . .  3.0 years
Other Interest-earning Assets:
  Cash equivalents  . . . . . . . .  $  3,238                 3,238       7.68
                                    ---------                ------      -----
    Total . . . . . . . . . . . . .    42,516                42,168     100.00%
                                    ---------                ------      -----
                                    ---------                ------      -----

Average remaining life or term
 to repricing of investment
 securities and other
 interest-earning assets,
 excluding FHLB stock . . . . . . .  2.7 years


(1)Average life assigned to corporate equity holdings and stock of federal agencies is five years.

     The composition and maturities of the securities portfolio, excluding FHLB stock, mortgage-backed and other related securities, are indicated in the following table.


                                                                        December 31, 1997
                                       ------------------------------------------------------------------------------------------
                                                     After 1       After 5
                                         1 Year     through 5     through 10   No Stated                   Total
                                        or Less       Years         Years       Maturity                 Securities
                                       ---------    ---------     ---------    ---------     ------------------------------------

                                       Amortized    Amortized     Amortized    Amortized     Amortized     Adjusted     Market
(DOLLARS IN THOUSANDS)                    Cost         Cost          Cost         Cost         Cost           To        Value
                                       ---------    ---------     ---------    ---------     ---------     --------     ---------
Securities available for sale:
  U.S. government securities  . . . .  $  11,482       31,921             0            0        43,403         (60)        43,343
  Corporate debt  . . . . . . . . . .        993          910         1,000            0         2,903           0          2,903
  Corporate equity  . . . . . . . . .          0            0             0        8,017         8,017       1,021          9,038
  Stock of federal agencies . . . . .          0            0             0       14,034        14,034         605         14,639
                                       ---------    ---------     ---------    ---------     ---------                  ---------
Total stock . . . . . . . . . . . . .  $  12,475       32,831         1,000       22,051        68,357                     69,923
                                       ---------    ---------     ---------    ---------     ---------                  ---------
                                       ---------    ---------     ---------    ---------     ---------                  ---------
Weighted average yield  . . . . . . .       4.22%       6.46%          8.80%        6.12%        5.98%


     MORTGAGE-BACKED AND RELATED SECURITIES. In order to supplement loan production (particularly those of interest rate sensitive loans) and achieve its asset/liability management goals, HMN invests in mortgage-backed and related securities. All of the mortgage-backed and related securities owned by HMN are issued, insured or guaranteed either directly or indirectly by a federal agency or are rated "AA" or higher. At December 31, 1997, HMN had $135.9 million of mortgage-backed and related securities all classified as available for sale, compared to $135.2 at December 31, 1996, of which $133.4 million were classified as available for sale.

     At December 31, 1997, HMN had $23.3 million invested in CMOs which have floating interest rates that change either monthly or quarterly compared to $43.5 million at December 31, 1996 and $69.8 million at December 31, 1995. HMN decreased its investment in floating rate CMOs in order to invest in mortgage loans and meet other cash needs.

     The projected weighted average life of the $61.8 million fixed rate CMO security portfolio is approximately 2.5 years using median prepayment speeds projected by the Bloomberg security system. The contractual maturities of the mortgage-backed and related securities portfolio without any prepayment assumptions at December 31, 1997 is as follows:

                                                                                              December 31,
                                                                                                 1997
                                                    5 Years    5 to 10    10 to 20   Over 20    Balance
(Dollars in Thousands)                              or Less     Years      Years      Years    Outstanding
                                                   --------    --------   --------   --------  -----------
Securities available for sale:
  Federal Home Loan Mortgage Corporation. . . .    $ 17,256       1,409      4,166      7,249     30,080
  Federal National Mortgage Association . . . .       3,444       1,922      2,629      6,345     14,340
  Government National Mortgage Association. . .           0          17      2,621      3,581      6,219
  Other mortgage-backed securities. . . . . . .           0           0          0        185        185
  Collateralized Mortgage Obligations . . . . .       2,793       3,736     25,583     52,999     85,111
                                                   --------    --------   --------   --------   --------
     Total  . . . . . . . . . . . . . . . . . .    $ 23,493       7,084     34,999     70,359    135,935
                                                   --------    --------   --------   --------   --------
                                                   --------    --------   --------   --------   --------
  Weighted average yield  . . . . . . . . . . .        6.33%       7.23%      7.02%      6.78%      6.79%


     At December 31, 1997, HMN did not have any non-agency mortgage-backed or related securities in excess of 10% of its stockholders' equity, except for a $12.0 million collateralized mortgage obligation issued by Bear Stearns with an AAA rating by Moody's.

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

     To assess price volatility, the Federal Financial Institutions Examination Council ("FFIEC") adopted a policy in 1992 which requires an annual "stress" test of mortgage derivative securities. This policy, which has been adopted by the OTS, requires the Bank to annually test its CMOs and other mortgage-related securities to determine whether they are "high-risk"
or "nonhigh-risk securities".   At December 31, 1997, the Bank had $6.7
million of CMO's which were classified as high-risk securities under the OTS guidelines.

     Mortgage-backed and related securities can serve as collateral for borrowings and, through sales and repayments, as a source of liquidity. In addition, mortgage-backed and related securities available for sale can be sold to respond to changes in economic conditions. For information regarding the carrying and market values of HMN's mortgage-backed and related securities portfolio, see Notes 3 and 4 of the Notes to Consolidated Financial Statements in the Annual Report.

     MERGERS AND ACQUISITIONS. On December 5, 1997 HMN, through its wholly owned subsidiary, the Bank, completed its merger with Marshalltown Financial Corporation (MFC) pursuant to a merger agreement dated July 1, 1997. Refer to
Note 2 of the Notes to Consolidated Financial Statements in the Annual Report for information on assets acquired in the merger.

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

     The following table sets forth the savings flows at the Bank during the periods indicated.


                                                 Year Ended December 31,
                                         -----------------------------------
(DOLLARS IN THOUSANDS)                      1997         1996        1995
                                         ----------   ----------  ----------
Opening balance . . . . . . . . . . .    $  362,477      373,539     350,575
MFC deposits acquired . . . . . . . . .     103,612            0           0
Deposits  . . . . . . . . . . . . . . .     370,761      351,330     339,781
Withdrawals . . . . . . . . . . . . . .     385,002      378,009     331,481
Interest credited . . . . . . . . . . .      15,500       15,617      14,664
                                         ----------   ----------  ----------
  Ending balance  . . . . . . . . . . .     467,348      362,477     373,539
                                         ----------   ----------  ----------
Net increase (decrease) . . . . . . .    $  104,871      (11,062)     22,964
                                         ----------   ----------  ----------
                                         ----------   ----------  ----------
Percent increase (decrease) . . . . . .       28.93%       (2.96)%      6.55%
                                         ----------   ----------  ----------
                                         ----------   ----------  ----------


     The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Bank as of December 31:


                                                           1997                         1996                        1995
                                                  ----------------------      -----------------------      ----------------------
                                                                Percent                      Percent                     Percent
(DOLLARS IN THOUSANDS)                              Amount      of Total        Amount       of Total        Amount      of Total
                                                  ---------     --------      ---------      --------      ---------     --------
TRANSACTIONS AND SAVINGS DEPOSITS(1):

Non-interest checking . . . . . . . . . . . .     $   3,833       0.82%       $   2,389        0.66%       $   2,505       0.67%
NOW Accounts - 1.5% (2) . . . . . . . . . . .        23,144       4.95           17,589        4.85           15,997       4.28
Passbook Accounts - 2.62%(3). . . . . . . . .        36,199       7.75           30,070        8.29           29,384       7.86
Money Market Accounts - 3.34% (4) . . . . . .        24,807       5.31           16,533        4.56           18,472       4.95
                                                  ---------     --------      ---------      --------      ---------     --------
  Total Non-Certificates  . . . . . . . . . .     $  87,983      18.83%       $  66,581       18.36%       $  66,358      17.76%
                                                  ---------     --------      ---------      --------      ---------     --------

CERTIFICATES:

 3.00 -  3.99%  . . . . . . . . . . . . . . .     $     727       0.15%       $     425        0.12%       $       0       0.00%
 4.00 -  4.99%  . . . . . . . . . . . . . . .        24,155       5.17           22,553        6.22           22,440       6.01
 5.00 -  5.99%  . . . . . . . . . . . . . . .       162,916      34.86          168,040       46.36          152,971      40.95
 6.00 -  6.99%  . . . . . . . . . . . . . . .       178,847      38.27           76,704       21.16           89,754      24.03
 7.00 -  7.99%  . . . . . . . . . . . . . . .        11,627       2.49           28,077        7.75           40,721      10.90
 8.00 -  8.99%  . . . . . . . . . . . . . . .         1,091       0.23               96        0.03            1,294       0.35
 9.00 -  9.99%  . . . . . . . . . . . . . . .             2       0.00                1        0.00                1       0.00
10.00% and over . . . . . . . . . . . . . . .             0       0.00                0        0.00                0       0.00
                                                  ---------     --------      ---------      --------      ---------     --------
  Total Certificates  . . . . . . . . . . . .       379,365      81.17          295,896       81.64          307,181      82.24
                                                  ---------     --------      ---------      --------      ---------     --------
     Total Deposits . . . . . . . . . . . . .     $ 467,348     100.00%       $ 362,477      100.00%      $  373,539     100.00%
                                                  ---------     --------      ---------      --------      ---------     --------
                                                  ---------     --------      ---------      --------      ---------     --------


-----------------------------
(1) Reflects rates paid on transaction and savings deposits at December 31, 1997.
(2) The rate on NOW Accounts for 1996 was 2.01% and 1995 was 2.22%.
(3) The rate on Passbook Accounts for 1996 and 1995 was 2.50%.
(4) The rate on Money Market Accounts for 1996 and 1995 was 2.83%.

The following table shows rate and maturity information for the Bank's certificates of deposit as of December 31, 1997.


                                    3.00-      4.00-     5.00-     6.00-     7.00-     8.00-       9.00-                Percent
(DOLLARS IN THOUSANDS)              3.99%      4.99%     5.99%     6.99%     7.99%     8.99%       9.99%     Total      of Total
                                    -----      -----     -----     -----     -----     -----       -----    -------     --------
Certificate accounts maturing in
quarter ending:
March 31, 1998  . . . . . . . . .  $   709     8,756     38,831    10,304     5,525      594          0      64,719     17.05
June 30, 1998 . . . . . . . . . .       18     6,845     30,059    17,525     1,906       95          0      56,448     14.88
September 30, 1998  . . . . . . .        0     2,769     29,934    31,065     1,407       93          0      65,268     17.20
December 31, 1998 . . . . . . . .        0     3,690     16,620    51,060     1,476       50          0      72,896     19.22
March 31, 1999  . . . . . . . . .        0       494     14,321    21,027       473      247          0      36,562      9.64
June 30, 1999 . . . . . . . . . .        0       587      7,057     8,933       241       12          2      16,832      4.44
September 30, 1999  . . . . . . .        0       403      5,324     5,745       335        0          0      11,807      3.11
December 31, 1999 . . . . . . . .        0       420      3,031     1,662       264        0          0       5,377      1.42
March 31, 2000  . . . . . . . . .        0       136      1,287     1,383         0        0          0       2,806      0.74
June 30, 2000 . . . . . . . . . .        0        55      1,402     1,562         0        0          0       3,019      0.80
September 30, 2000  . . . . . . .        0         0      2,256    13,675         0        0          0      15,931      4.20
December 31, 2000 . . . . . . . .        0         0      2,789     3,536         0        0          0       6,325      1.67
Thereafter  . . . . . . . . . . .        0         0     10,005    11,370         0        0          0      21,375      5.63
                                   -------    ------    -------   -------    ------    -----       ----     -------    -------
   Total  . . . . . . . . . . .    $   727    24,155    162,916   178,847    11,627    1,091          2     379,365    100.00%
                                   -------    ------    -------   -------    ------    -----       ----     -------    -------
                                   -------    ------    -------   -------    ------    -----       ----     -------    -------
   Percent of total . . . . . . .     0.19%     6.37%     42.95%    47.14%     3.06%    0.29%      0.00%    100.00%
                                   -------    ------    -------   -------    ------    -----       ----     -------
                                   -------    ------    -------   -------    ------    -----       ----     -------

     The following table indicates the amount of the Bank's certificates of deposit and other deposits by time remaining until maturity as of December 31, 1997.


                                                     Maturity
                                     ----------------------------------------
                                                  Over       Over
                                     3 Months    3 to 6    6 to 12     Over
                                     or Less     Months     Months   12 months    Total
                                     --------    ------    -------   ---------   -------
(DOLLARS IN THOUSANDS)
Certificates of deposit less
 than $100,000  . . . . . . . .     $  51,964    48,648    126,772     111,159   338,543
Certificates of deposit of
 $100,000 or more . . . . . . . .       5,120     4,277      8,025       8,874    26,296
Public funds (1)  . . . . . . . . .     7,635     3,523      3,368           0    14,526
                                    ---------    ------    -------     -------   -------
  Total certificates of
    deposit . . . . . . . . . .     $  64,719    56,448    138,165     120,033   379,365
                                    ---------    ------    -------     -------   -------
                                    ---------    ------    -------     -------   -------

---------------
(1)Deposits from governmental and other public entities.

For additional information regarding the composition of the Bank's deposits, see Note 11 of the Notes to Consolidated Financial Statements in the Annual Report. For additional information on certificate maturities and the impact on HMN's liquidity see Liquidity Management starting on page 20 of the Annual Report.

     BORROWINGS. The Bank's other available sources of funds include advances from the Federal Home Loan Bank ("FHLB") of Des Moines and other borrowings. As a member of the FHLB of Des Moines, the Bank is required to own capital stock in the FHLB of Des Moines and is authorized to apply for advances from the FHLB of Des Moines. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB of Des Moines may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions. Consistent with its asset/liability management strategy, the Bank has utilized FHLB advances from time to time to extend the term to maturity of its liabilities. Also, the Bank has used FHLB borrowings to fund loan demand and other investment opportunities and to offset deposit outflows. At December 31, 1997, the Bank had $127.7 million of FHLB advances outstanding. On such date, the Bank had a collateral pledge arrangement with the FHLB of Des Moines pursuant to which the Bank may borrow up to an additional $150.0 million for liquidity purposes. See "Financial Review - Federal Home Loan Bank Advances" and Note 10 of the Notes to Consolidated Financial Statements in the Annual Report.

     The following table sets forth the maximum month-end balance and average balance of FHLB advances and other borrowings for the periods indicated.

                                                            Year Ended
                                                            December 31,
                                                     --------------------------
                                                      1997      1996      1995
(DOLLARS IN THOUSANDS)                               ------    ------    ------
MAXIMUM BALANCE:
  FHLB advances . . . . . . . . . . . . . . . .     $128,007   106,436    74,534
  FHLB short-term borrowings and open line of
  credit . . . . . . . . . . . . . . . . . . . .      60,429    64,429    42,429
AVERAGE BALANCE:
  FHLB advances . . . . . . . . . . . . . . . . .    112,500    89,656    65,069
  FHLB short-term borrowings  . . . . . . . . . .     45,598    47,949    20,812


     The following table sets forth certain information as to the Bank's FHLB advances at the dates indicated.


                                                            December 31,
                                                     ------------------------
                                                      1997     1996     1995
                                                     ------   ------   ------
(DOLLARS IN THOUSANDS)
FHLB short-term borrowings  . . . . . . . . . .     $43,250   46,429   33,429

Weighted average interest rate of
 FHLB short-term borrowings . . . . . . . . . . .      5.85%    5.52%    6.05%


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

     Osterud Insurance Agency, Inc. ("OIAI"), a Minnesota corporation, was organized in 1983. OIAI operated as an insurance agency until 1986 when its assets were sold. OIAI remained inactive until 1993 when it began offering credit life insurance, annuity products and mutual fund products to the Bank's customers and others. At December 31, 1997, the Bank's liability related to OIAI was $21,000. OIAI recorded net income of $12,000 for the year ended December 31, 1997.

     MSL Financial Corporation ("MSL") was acquired in the MFC merger. MSL offered annuity products to MFC customers and also has an investment in FHLMC preferred stock.

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

OTHER CORPORATIONS OWNED BY HMN

     HMN has two other wholly owned subsidiaries, HMN Mortgage Services, Inc. ("MSI") and Security Finance Corporation ("SFC"). MSI operates a mortgage banking and mortgage brokerage facilities located in Eden Prairie and Brooklyn Park, Minnesota. Eden Prairie and Brooklyn Park are located in the Minneapolis/St. Paul Metropolitan area. MSI's primary function is to originate and/or purchase single family residential loans for resale on the secondary market to FNMA, FHLMC or other third parties. It also from time to time purchases mortgage servicing rights from other lenders. SFC invests in commercial loans and commercial real estate loans located throughout the United States which were originated by third parties.

EMPLOYEES

     At December 31, 1997, HMN had a total of 150 full-time equivalent employees. None of the employees of HMN or its subsidiaries are represented by any collective bargaining unit. Management considers its employee relations to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT WHO ARE NOT DIRECTORS

     Officers are elected annually by the Board of Directors of HMN and the Bank. The business experience of each executive officer of HMN and the Bank who is not also a director of HMN is set forth below. Unless otherwise indicated, such individuals have held their current positions for at least five years.

     DWAIN C. JORGENSEN. Mr. Jorgensen, age 49, is Vice President, Controller and Chief Accounting Officer of HMN and the Bank. Mr. Jorgensen has held such positions with the Bank since 1989. From 1983 to 1989, Mr. Jorgensen was an Assistant Vice President and Operations Officer with the Bank.

     SUSAN K. KOLLING. Mrs. Kolling, age 46, is Senior Vice President of HMN and is Senior Vice President of Marketing of the Bank, a position she has held since 1995. Prior to such time, she served as Vice President from 1992 through 1994 and as a Loan Officer from 1981 through 1991. Mrs. Kolling began her career with the Bank in 1969.

     TIMOTHY P. JOHNSON. Mr. Johnson, age 45, is Vice President and Treasurer of HMN and the Bank, a position he has held since 1997. Prior to such time, he served as Treasurer from 1992 to 1997. From 1983 to 1992, Mr. Johnson was Chief Financial Officer of St. Louis Bank for Savings, Duluth, Minnesota.

     ROXANNE M. HELLICKSON. Mrs. Hellickson, age 37, is Vice President/Loan Administrator and Corporate Secretary of HMN and the Bank. She served as Assistant Secretary of the Bank from 1992 to 1994 and was secretary to the Bank's President and a loan officer from 1989 to 1992. Mrs. Hellickson began her career with the Bank in 1979.

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

FEDERAL REGULATION OF SAVINGS ASSOCIATIONS

     The OTS has extensive authority over the operations of savings associations. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS examination of the Bank was dated May 1997. The Bank has not been scheduled for an examination in 1998, except for an on-site year 2000 examination which started on March 23, 1998. When these examinations are conducted by the OTS and the FDIC, the examiners may require the Bank to provide for higher general or specific loan loss reserves. Financial institutions in various regions of the United States have been called upon by examiners to write down assets and to establish increased levels of reserves, primarily as a result of perceived weaknesses in real estate values and a more restrictive regulatory climate.

     The OTS has established a schedule for the assessment of fees upon all savings associations to fund the operations of the OTS. The general assessment, to be paid on a semi-annual basis, is computed upon the savings association's total assets as reported in the association's latest quarterly thrift financial report. Savings associations (unlike the Bank) that are classified as "troubled" (I.E., having a supervisory rating of "4" or "5" or subject to a conservatorship) are required to pay a 50% premium over the standard assessment. The Bank's OTS assessment for the year ended December 31, 1997 was approximately $122,000.

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

     The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000, or 15%, of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 1997, the Bank's lending limit under this restriction was $9.2 million. The Bank is in compliance with the loans-to-one borrower limitation.

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

     The Bank is subject to a wide array of other laws and regulations, both federal and state, including, but not limited to, usury laws, the CRA and regulations thereunder, the Equal Credit Opportunity Act and Regulation B, Regulation E Electronic Funds Transfer requirements, the Truth-in-Lending Act and Regulation Z, the Real Estate Settlement Procedures Act and Regulation X. The Bank is also subject to laws and regulations that may impose liablitiy on lenders and owners for clean-up costs and other costs stemming from hazardous waste located on property securing real estate loans made by lenders or on real estate that is owned by lenders following a foreclosure or otherwise.

INSURANCE OF ACCOUNTS AND REGULATION BY THE FDIC

     The Bank is a member of the SAIF, which is administered by the FDIC. Savings deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the SAIF. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged or is engaging in unsafe or unsound practices, or is in an unsafe or unsound condition.

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

     The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained earnings, and certain noncumulative perpetual preferred stock. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital. At December 31, 1997, the Bank had goodwill of $6.0 million and $510,000 of mortgage servicing rights which were required to be deducted from stockholders' equity to arrive at tangible capital.

     The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. Under these regulations certain subsidiaries are consolidated for capital purposes and others are excluded from assets and capital. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership, including the assets of includable subsidiaries in which the association has a minority interest that is not consolidated for GAAP purposes. For excludable subsidiaries the debt and equity investments in such subsidiaries are deducted from assets and capital. The subsidiary of the Bank is an includable subsidiary.

     At December 31, 1997, the Bank had tangible capital of $54.1 million, or 8.2% of adjusted total assets, which is $44.2 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

     The capital standards also require core capital equal to at least 3% of adjusted total assets (as defined by regulation). Core capital generally consists of tangible capital plus certain intangible assets. As a result of the prompt corrective action provisions of FDICIA discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio.

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

     At December 31, 1997, the Bank had core capital equal to $54.1 million, or 8.2%, of adjusted total assets, which is $34.3 million above the minimum leverage ratio requirement of 3% as in effect on that date.

      The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. At December 31, 1997, the Bank had $2.7 million of general loss reserves, which were included in capital.

     Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital, in addition to the adjustments required for calculating core capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. At December 31, 1997 the Bank had $266,000 of exclusions from capital.

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

     On December 31, 1997, the Bank had total "risk-based" capital of $56.6 million and risk-weighted assets of $303.4 million, or total capital of 18.7% of risk-weighted assets. This amount was $32.4 million above the 8% requirement in effect on that date.

     Under FDICIA, all the federal banking agencies, including the OTS, were required to revise their risk-based capital requirements to ensure that such requirements account for interest rate risk, concentration of credit risk and the risks of non-traditional activities, and that they reflect the actual performance of and expected loss on multi-family loans. Such standards were adopted with the enactment of FDICIA.

     The OTS had adopted a rule that required every savings association with more than normal interest rate risk to deduct from its total capital, for purposes of determining compliance with such requirement, an interest rate risk component ("IRR component") equal to 50% of its interest-rate risk exposure multiplied by the present value of its assets. The IRR component is a measure of the potential decline in the net portfolio value ("NPV") of a savings association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
 The rule provided for a two quarter lag between calculating interest rate risk and recognizing any deduction from capital. The OTS has decided not to require the IRR component to be deducted from the capital calculations of all institutions. It has reserved the right to take the IRR component into account in assessing the capital requirements for an individual institution. Based upon an IRR component analysis at December 31, 1997, the Bank was deemed to have more than "normal" interest rate risk and may, at some time in the future, be required to deduct an amount from capital. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" in the Annual Report.

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

     Any savings association that fails to comply with its capital plan or is "significantly undercapitalized" (I.E., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more additional specified actions and operating restrictions mandated by FDICIA. These actions and restrictions include requiring the issuance of additional voting securities; limitations on asset growth; mandated asset reduction; changes in senior management; divestiture, merger or acquisition of the association; restrictions on executive compensation; and any other action the OTS deems appropriate. An association that becomes "critically undercapitalized" (I.E., a tangible equity to total asset ratio of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized associations. In addition, the OTS must appoint a receiver (or conservator with the concurrence of the FDIC) for a savings association, with certain limited exceptions, within 90 days after it becomes critically undercapitalized.

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

     At December 31, 1997 the Bank would be considered to be "well capitalized" under the prompt corrective actions provisions mentioned above. See Note 16 "Federal Home Loan Bank Investment, Regulatory Liquidity and Regulatory Capital Requirements" in the Notes to Consolidated Financial Statements in the Annual Report for more information on the Bank's capital.

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

     In March of 1998, the Bank received confirmation from OTS that a dividend from the Bank to HMN of $15.0 million could be paid during 1998 and not violate the dividend limitations mentioned above.

LIQUIDITY

     All savings associations, including the Bank, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. For a discussion of what the Bank includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity Management" in the Annual Report. This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 4%.

     In addition, short-term liquid assets (E.G., cash, certain time deposits, certain bankers acceptances and short-term United States Treasury obligations) currently must constitute at least 1% of the association's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of either liquid asset ratio requirement. At December 31, 1997, the Bank had an overall liquid asset ratio of 19.4% and a short-term liquid asset ratio of 6.4%.

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

QUALIFIED THRIFT LENDER TEST

     All savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (which consists of total assets less intangibles, properties used to conduct the savings association's business and liquid assets not exceeding 20% of total assets) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. For HMN such assets primarily consist of residential housing related loans and investments. At December 31, 1997, the Bank met the test and has always met the test since its effectiveness.

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

     As a unitary savings and loan holding company, HMN generally is not subject to activity restrictions. If HMN acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of HMN and any of its subsidiaries (other than the Bank or any other SAIF-insured savings association) would become subject to such restrictions unless such other associations qualify as QTLs and were acquired in a supervisory acquisition.

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

FEDERAL RESERVE SYSTEM

     The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At December 31, 1997, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "- Liquidity."

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

     As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines. At December 31, 1997, the Bank had $7.4 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received dividends on its FHLB stock. Over the past five calendar years such dividends have averaged 7.41% and were 7.00% for calendar year 1997. For the year ended December 31, 1997, dividends paid by the FHLB of Des Moines to the Bank totaled $421,000.

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

FEDERAL AND STATE TAXATION

     FEDERAL TAXATION.

     HMN and its subsidiaries file consolidated federal income tax returns on a calendar year basis using the accrual method of accounting. Prior to 1996, savings institutions were subject to special bad debt reserve rules and certain other rules. During this period of time, a savings institution that held 60% or more of its assets in "qualifying assets" (as defined in the Internal Revenue Code) was permitted to maintain reserves for bad debts and to make annual additions to such reserves that qualified as deductions from taxable income, HMN was in compliance with this requirement.

     A qualifying thrift institution could elect annually to compute its allowable additons to bad debt reserves under either the percentage of taxable income method or the experience method. The percentage of taxable income method of calculating bad debt reserves limited the applicable percentage deduction to 8% of taxable income and could not cause the reserves to exceed 6% of qualifying loans at the end of the taxable year. HMN used the experience method to calculate additions to tax bad debt reserves through tax year 1995.

     Beginning in 1996, the favorable bad debt method described above was repealed putting savings insitutions on the same tax bad debt method as commercial banks. This legislation requires recapture of the amount of the tax bad debt reserves to the extent that they exceed the adjusted base year reserve ("the applicable excess reserves"). The applicable excess reserves are recaptured over a six-year period. This recapture period can be deferred for a period of up to two years to the extent that a certain residential lending test is met. HMN has previously provided taxes for the applicable excess reserves.

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

     To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes before 1988 exceed the allowable amount of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of December 31, 1997, the Bank's Excess for tax purposes totaled approximately $8.8 million.

     HMN was incorporated in 1994 and filed its first consolidated Federal income tax return with its subsidiaries for the year ended December 31, 1994. The return required to be filed for 1997 has been extended and will be filed by September 1998. The Bank and its consolidated subsidiaries have been audited by the IRS with respect to consolidated federal income tax returns through December 31, 1983. With respect to years examined by the IRS, either all deficiencies have been satisfied or sufficient reserves have been established to satisfy asserted deficiencies. In the opinion of management, any examination of still open returns (including returns of subsidiaries and predecessors of, or entities merged into, the Bank) would not result in a deficiency which could have a material adverse effect on the consolidated financial condition of HMN.

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

     IOWA TAXATION. On December 5, 1997 the Bank acquired MFC and its subsidiaries which were located in the state of Iowa. The Bank is now subject to Iowa Franchise tax on an apportionment basis weighted based upon deposits located within Iowa to total deposits of the Bank. Income apportioned to Iowa is subject to a 5% tax rate.

     DELAWARE TAXATION. As a Delaware holding company, HMN is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. HMN is also subject to an annual franchise tax imposed by the State of Delaware.

ITEM 2.   PROPERTIES

     The following table sets forth information concerning the main office and each branch office of HMN at December 31, 1997. At December 31, 1997, HMN's premises had an aggregate net book value of approximately $4.6 million.


                                   YEAR        OWNED OR      NET BOOK VALUE AT
            LOCATION             ACQUIRED       LEASED      DECEMBER 31, 1997(1)
------------------------------   --------      --------     --------------------
                                                               (In Thousands)
MAIN OFFICE:

101 North Broadway                 1975          Owned            341
Spring Valley, Minnesota

FULL SERVICE BRANCHES:

201 Oakland Avenue                 1960          Owned            176
Austin, Minnesota

Crossroads Shopping Center         1962          Owned            500
Rochester, Minnesota

4th & Center                       1973          Owned            123
Winona, Minnesota

208 South Walnut                   1975          Owned             90
LaCrescent, Minnesota

1110 6th St., NW                   1982          Owned            878
Rochester, Minnesota

143 West Clark Street              1993          Owned            582
Albert Lea, Minnesota

303 W. Main St.                    1997          Owned            636
Marshalltown, Iowa

119 W. High St.                    1997         Leased              3
Toledo, Iowa

29 S. Center                       1997          Owned            159
Marshalltown, Iowa

MORTGAGE BANKING/BROKERAGE OFFICES:

9973 Valley View Road              1996         Leased            ---
Eden Prairie, Minnesota

7101 Northland Circle, Suite 105   1997         Leased            ---
Brooklyn Park, Minnesota


---------------------
(1) Does not include $955,163 of net furniture and equipment distributed between all of the above offices or its subsidiaries.

     During 1997 HMN purchased land totaling $392,700 in order to build new retail banking facilities in Spring Valley and Winona. During 1997 HMN spent $700,000 for construction in process on the two banking facilities. During 1998 HMN will spend approximately $2,200,000 to complete its building projects and provide the buildings with furniture and equipment. The facilities will replace the existing retail facilities in both locations.
HMN believes that its remaining facilities are adequate to meet their present needs.

     The Bank's depositor and borrower customer files are maintained by an independent data processing company. The net book value of the data processing and computer equipment utilized by the Bank at December 31, 1997 was approximately $575,000.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

     The information on pages 26, 48 and the back cover page of the Annual Report to Security Holders for the year ended December 31, 1997 is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA

     The information on page 11 of the Annual Report to Security Holders for the year ended December 31, 1997 is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information on pages 12 through 26 of the Annual Report to Security Holders for the year ended December 31, 1997 is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The information on pages 21 through 23 of the Annual Report to Security Holders for the year ended December 31, 1997 is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information on pages 27 through 48 of the Annual Report to Security Holders for the year ended December 31, 1997 is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information on pages 5 through 8 of the Registrant's definitive Proxy Statement dated March 30, 1998 is incorporated herein by reference. See "Business - Executive Officers" in Part I of the Form 10-K for information regarding executive officers.

ITEM 11.   EXECUTIVE COMPENSATION

     The information on pages 8 through 14 of the Registrant's definitive Proxy Statement dated March 30, 1998 is incorporated herein be reference, except for information contained under the heading "Compensation Committee Report on Executive Compensation".

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information on pages 2 through 4 of the Registrant's definitive Proxy Statement dated March 30, 1998 is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

     1.  Financial Statements

               The following information appearing in the Registrant's Annual Report to Security Holders for the year ended December 31, 1997, is incorporated by reference in this Form 10-K Annual Report as
               Exhibit 13.


                                                                   Pages in
                                                                  1997 Annual
                    Annual Report Section                           Report
                    ---------------------                         -----------
          Five Year Consolidated Financial Highlights                 11

          Consolidated Balance Sheets --
            December 31, 1997 and 1996                                27

          Consolidated Statements of Income --
            Each of the Years in the Three-Year
            Period Ended December 31, 1997                            28

          Consolidated Statement of Stockholders'
            Equity -- Each of the Years in the
            Three-Year Period Ended December 31, 1997                 29

          Consolidated Statements of Cash Flows --
            Each of the Years in the Three-Year
            Period Ended December 31, 1997                            30

          Notes to Consolidated Financial Statements                  31 -  44

          Independent Auditors' Report                                45

          Selected Quarterly Financial Data                           46 - 47

          Other Financial Data                                        48

          Common Stock Price Information                              48



     2.  Financial Statement Schedules

          All financial statement schedules have been omitted as information is not required under the related instructions, is not applicable or has been included in the Notes to Consolidated Financial Statements.

     3.  Exhibits


                                                                        Reference        Sequential
                                                                        to Prior        Page Numbering
                                                                       Filing or       Where Attached
                                                                         Exhibit         Exhibits Are
 Regulation S-K                                                          Number        Located in This
 Exhibit Number          Document                                    Attached Hereto   Form 10-K Report
 -------------- ----------------------------                         ---------------   ----------------
        2       Agreement and Plan of Merger                                *****      Not applicable
                dated July 1, 1997

        3       (i) Articles of Incorporation                                 *        Not applicable
                (ii) By-laws                                               ******      Not applicable

        4       Instruments defining the rights of security                   *        Not applicable
                holders, including indentures

        9       Voting trust agreement                                Not applicable   Not applicable

     10.1 +     Employment agreement for Mr. Weise                           **        Not applicable
                dated June 29, 1994
                Extension of Employment Contract                           *******     Not applicable

     10.2 +     Employment agreement for Mr. Gardner                         **        Not applicable
                dated June 29, 1994
                Extension of Employment Contract                           *******     Not applicable

     10.3 +     Directors Deferred Compensation Plan                         **        Not applicable

     10.4 +     1995 Recognition and Retention Plan                         ***        Not applicable

     10.5 +     1995 Stock Option and Incentive Plan                        ***        Not applicable

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

       13       Annual Report to Security Holders                           13         Filed electronically

       16       Letter re: Change in certifying accountant            Not applicable   Not applicable

       18       Letter re: Change in accounting principles            Not applicable   Not applicable

       21       Subsidiaries of Registrant                                  21         Filed electronically



+ Management contract of compensatory arrangement.



                                                                        Reference        Sequential
                                                                        to Prior        Page Numbering
                                                                       Filing or       Where Attached
                                                                         Exhibit         Exhibits Are
 Regulation S-K                                                          Number        Located in This
 Exhibit Number          Document                                    Attached Hereto   Form 10-K Report
 -------------- ----------------------------                         ---------------   ----------------
         22    Published report regarding matters                    Not applicable    Not applicable
               submitted to vote of security holders

         23    Consent of KPMG Peat Marwick LLP                           23           Filed electronically
               dated March 26, 1998

         24    Power of Attorney                                     Not applicable    Not applicable

         27.1  Finacial Data Schedule                                     27.1         Filed electronically
               Year ended 1997

         27.2  Financial Data Schedule                                    27.2         Filed electronically
               Restated for quarters ended March 31, 1997
               June 30, 1997 and September 30, 1997

         27.3  Financial Data Schedule                                    27.3         Filed electronically
               Restated for March 31, 1996, June 30, 1996
               September 30, 1996 and December 31, 1996

         27.4  Financial Data Schedule                                    27.4        Filed electronically
               Restated for the year ended December 31, 1995

         28    Information from reports furnished to                    None           Not applicable
               state insurance regulatory authorities

         99    Additional exhibits                                      None           Not applicable


-------------
* Filed April 1, 1994, as exhibits to the Registrant's Form S-1 registration statement (Registration No. 33-77212) pursuant to the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.
** Filed as an exhibit to the Registrant's Form 10-K for 1994 (file no. 0-24100). All previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-K.
*** Filed as an exhibit to the Registrant's Form 10-K for 1995 (file no. 0-24100). All previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-K.
****Filed as an exhibit to the Registrant's Form 10-K for 1996 (file no. 0-24100). All previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-K.
*****Filed as an exhibit to Current Report of Form 8-K dated July 1, 1997, filed on July 10, 1997. All previously filed documents are hereby incorporated by reference.
******Filed as an exhibit to the Registrant's Form 10-Q for the third quarter of 1997 (file no. 0-24100). All previously filed documents are hereby incorporated by reference.
*******Filed as an exhibit to the Registrant's Form 10-Q for the second quarter of 1997 (file no. 0-24100). All previously filed documents are hereby incorporated by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  HMN FINANCIAL, INC.

Date:   March 31, 1998                  By:  /s/ Roger P. Weise
     -----------------------------         -------------------------------------
                                           Roger P. Weise
                                          (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:   /s/ Roger P. Weise                By: /s/ James B. Gardner
     -----------------------------         -------------------------------------
     Roger P. Weise, Chairman of           James B. Gardner,
     the Board, President and Chief        Executive Vice President and Director
     Executive Officer (Principal          (Principal Financial Officer)
     Executive and Operating
     Officer)


Date:       March 31, 1998              Date:         March 31, 1998
     -----------------------------           -----------------------------------


By:   /s/   Irma R. Rathbun             By: /s/     Timothy R. Geisler
   -------------------------------         -------------------------------------
     Irma R. Rathbun, Director          Timothy R. Geisler, Director

Date:        March 31, 1998             Date:          March 31, 1998
     -----------------------------           -----------------------------------


By:   /s/ M. F. Schumann                By:     /s/ Duane D. Benson
   -------------------------------         -------------------------------------
    M.F. Schumann, Director                 Duane D. Benson, Director

Date:       March 31, 1998              Date:          March 31, 1998
     -----------------------------           -----------------------------------


By:   /s/ Dwain C. Jorgensen
   -------------------------------
     Dwain C. Jorgensen,
     Vice President and Controller
     (Principal Accounting Officer)

Date:   March 31, 1998
     -----------------------------

                                INDEX TO EXHIBITS


                                                                                     Sequential
                                                                                    Page Numbering
                                                                                   Where Attached
                                                                                     Exhibits Are
   Regulation S-K                                                                   Located in This
   Exhibit Number                    Document                                      Form 10-K Report
   --------------      -------------------------------------                       ----------------
      11               Statement re:  Computation of per share earnings            Filed electronically

      13               Annual Report to Security Holders                           Filed electronically

      21               Subsidiaries of Registrant                                  Filed electronically

      23               Consent of KPMG Peat Marwick LLP                            Filed electronically
                       dated March 26, 1998

      27.1             Finacial Data Schedule                                      Filed electronically
                       Year ended 1997

      27.2             Financial Data Schedule                                     Filed electronically
                       Restated for quarters ended March 31, 1997,
                       June 30, 1997 and September 30, 1997

      27.3             Financial Data Schedule                                     Filed electronically
                       Restated for March 31, 1996, June 30, 1996,
                       September 30, 1996 and December 31, 1996

      27.4             Financial Data Schedule                                     Filed electronically
                       Restated for the year ended December 31, 1995

