Form 10-Q
period 1998-03-31
HMN FINANCIAL INC
filed 1998-05-14
CIK 921183

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                   ------------------------------------------

                                    FORM 10-Q

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE    SECURITIES
EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998

                                       OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) FOR THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from           to
                                     ----------   -----------

                         Commission File Number 0-24100

                            HMN FINANCIAL, INC.
            -------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

                  Delaware                                    41-1777397
     --------------------------------                  ------------------------
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                    Identification Number)

     101 North Broadway, Spring Valley, Minnesota            55975-0231
     ---------------------------------------------         -------------
     (Address of principal executive offices)               (ZIP Code)

Registrant's telephone number, including area  code:     (507) 346-1100
                                                      ------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes /x/   No / /

Indicate the number of shares outstanding of each of the issuer's common stock as of the latest practicable date.

                  Class                            Outstanding at May 8, 1998
--------------------------------------            ----------------------------
Common stock, $0.01 par value                             5,909,052*


*Gives effect to a 50% stock dividend to be distributed on May 22, 1998 to holders of record on May 8, 1998.

                               HMN FINANCIAL, INC.

                                    CONTENTS

PART I - FINANCIAL INFORMATION
                                                                     Page
     Item 1:        Financial Statements (unaudited)

            Consolidated Balance Sheets at
            March 31, 1998 and December 31, 1997                      3

            Consolidated Statements of Income for the
            Three Months Ended March 31, 1998 and 1997                4

            Consolidated Statement of Comprehensive Income for the
            Three Months Ended March 31, 1998 and 1997                5

            Consolidated Statement of Stockholders' Equity
            for the Three Month Period Ended March 31, 1998           5

            Consolidated Statements of Cash Flows for
            the Three Months Ended March 31, 1998 and 1997           6-7

            Notes to Consolidated Financial Statements               8-13

     Item 2:        Management's Discussion and Analysis of Financial
                    Condition and Results of Operations              14-22

     Item 3: Quantitative and Qualitative Disclosures about Market Risk Discussion included in Item 2
                    under Market Risk                                 17

PART II - OTHER INFORMATION

     Item 1:        Legal Proceedings                                 23

     Item 2:        Changes in Securities                             23

     Item 3:        Defaults Upon Senior Securities                   23

     Item 4:        Submission of Matters to a Vote of
                    Security Holders                                  23

     Item 5:        Other Information                                 23

     Item 6:        Exhibits and Reports on Form 8-K                  23

     Signatures                                                       24

PART I - FINANCIAL STATEMENTS


                      HMN FINANCIAL, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (unaudited)


                                             March 31,   December 31,
ASSETS                                         1998         1997
                                           -----------  -----------
Cash and cash equivalents. . . . . . . .$   21,267,061    9,364,635
Securities available for sale:
   Mortgage-backed and related securities
     (amortized cost $137,263,165
      and $135,598,404). . . . . . . . .   137,473,527  135,935,482
   Other marketable securities
     (amortized cost $80,170,535 and
      $68,356,926) . . . . . . . . . . .    81,648,096   69,923,477
                                           -----------  -----------
                                           219,121,623  205,858,959
                                           -----------  -----------
Loans held for sale. . . . . . . . . . .     8,317,565    2,287,265
Loans receivable, net. . . . . . . . . .   450,209,710  442,068,600
Federal Home Loan Bank stock, at cost. .     8,488,000    7,432,200
Real estate, net . . . . . . . . . . . .        75,177      133,939
Premises and equipment, net. . . . . . .     6,515,713    5,880,710
Accrued interest receivable. . . . . . .     3,870,744    4,038,131
Investment in limited partnerships . . .     6,222,467    5,989,399
Goodwill . . . . . . . . . . . . . . . .     4,476,510    4,500,873
Core deposit intangible. . . . . . . . .     1,474,516    1,546,273
Mortgage servicing rights. . . . . . . .     1,096,724      781,005
Prepaid expenses and other assets. . . .       982,545    1,349,521
                                           -----------  -----------
      Total assets . . . . . . . . . . .$  732,118,355  691,231,510
                                           ===========  ===========

  LIABILITIES AND STOCKHOLDERS' EQUITY .
Deposits . . . . . . . . . . . . . . . .$  466,998,386  467,347,688
Federal Home Loan Bank advances. . . . .   167,292,879  127,650,021
Accrued interest payable . . . . . . . .     2,104,569    1,365,064
Advance payments by borrowers for
   taxes and insurance . . . . . . . . .       862,984      786,619
Accrued expenses and other liabilities .     5,967,389    6,056,356
Due to stockholders of Marshalltown
  Financial Corporation. . . . . . . . .       192,890    3,555,352
Due to brokers . . . . . . . . . . . . .     3,745,250            0
                                           -----------  -----------
      Total liabilities. . . . . . . . .   647,164,347  606,761,100
                                           -----------  -----------
Commitments and contingencies
Stockholders' equity:
   Serial preferred stock: authorized
     500,000 shares; issued and
     outstanding none. . . . . . . . . .             0            0
   Common stock ($.01 par value):
     authorized 11,000,000 shares;
     issued 9,128,662 shares . . . . . .        91,287       91,287
   Additional paid-in capital. . . . . .    59,800,424   59,698,661
   Retained earnings, subject to certain
     restrictions. . . . . . . . . . . .    61,887,608   60,224,253
   Accumulated other comprehensive
     income. . . . . . . . . . . . . . .     1,031,926    1,129,818
   Unearned employee stock ownership
     plan shares . . . . . . . . . . . .    (5,799,632)  (4,554,280)
   Unearned compensation restricted stock
     awards. . . . . . . . . . . . . . .      (538,944)    (600,668)
   Treasury stock, at cost 2,912,110
     shares. . . . . . . . . . . . . . .   (31,518,661) (31,518,661)
                                           -----------  -----------
      Total stockholders' equity . . . .    84,954,008   84,470,410
                                           -----------  -----------
    Total liabilities and stockholders'
      equity . . . . . . . . . . . . . .$  732,118,355  691,231,510
                                           ===========  ===========

See accompanying notes to consolidated financial statements.
                                        3

                      HMN FINANCIAL, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                                   (unaudited)

                                                    Three Months Ended
                                                         March 31,
                                                  1998            1997
                                             -------------------------------
Interest Income:
   Loans receivable. . . . . . . . . . . . . $  8,642,372       6,908,242
   Securities available for sale:. . . . . .
     Mortgage-backed and related . . . . . .    2,218,698       2,189,210
     Other marketable. . . . . . . . . . . .      956,472         585,242
   Securities held to maturity:. . . . . . .
     Mortgage-backed and related . . . . . .            0          33,400
     Other marketable. . . . . . . . . . . .            0          10,032
   Cash equivalents. . . . . . . . . . . . .      161,324          82,160
   Other . . . . . . . . . . . . . . . . . .      122,334          94,961
                                              -----------     -----------
      Total interest income. . . . . . . . .   12,101,200       9,903,247
                                              -----------     -----------
Interest expense:. . . . . . . . . . . . . .
   Deposits. . . . . . . . . . . . . . . . .    5,703,524       4,572,798
   Federal Home Loan Bank advances . . . . .    2,084,466       1,451,400
                                              -----------     -----------
      Total interest expense . . . . . . . .    7,787,990       6,024,198
                                              -----------     -----------
           Net interest income . . . . . . .    4,313,210       3,879,049
Provision for loan losses. . . . . . . . . .       75,000          75,000
                                              -----------     -----------
           Net interest income after
            provision for loan losses. . . .    4,238,210       3,804,049
                                              -----------     -----------
Non-interest income: . . . . . . . . . . . .
   Fees and service charges. . . . . . . . .      201,756          96,412
   Securities gains, net . . . . . . . . . .      896,447         270,917
   Gain on sales of loans. . . . . . . . . .      366,244         153,450
   Other . . . . . . . . . . . . . . . . . .      197,722         177,515
                                              -----------     -----------
      Total non-interest income. . . . . . .    1,662,169         698,294
                                              -----------     -----------
Non-interest expense:. . . . . . . . . . . .
   Compensation and benefits . . . . . . . .    1,852,480       1,315,987
   Occupancy . . . . . . . . . . . . . . . .      364,721         241,147
   Federal deposit insurance premiums. . . .       73,831          58,977
   Advertising . . . . . . . . . . . . . . .       92,981          78,137
   Data processing . . . . . . . . . . . . .      174,055         124,529
   Provision for real estate losses. . . . .            0           2,000
   Other . . . . . . . . . . . . . . . . . .      695,956         293,665
                                              -----------     -----------
      Total non-interest expense . . . . . .    3,254,024       2,114,442
                                              -----------     -----------
      Income before income tax expense . . .    2,646,355       2,387,901
Income tax expense . . . . . . . . . . . . .      983,000         913,421
                                              -----------     -----------
      Net income . . . . . . . . . . . . . . $  1,663,355       1,474,480
                                              ===========     ===========
Basic earnings per share . . . . . . . . . . $       0.31            0.27
                                              ===========     ===========
Diluted earnings per share . . . . . . . . . $       0.28            0.25
                                              ===========     ===========

See accompanying notes to consolidated financial statements.
                                        4

                              HMN FINANCIAL, INC.
                Consolidated Statements of Comprehensive Income
                                  (unaudited)


                                        Three Months Ended March 31,

                                        1998                     1997
                               ------------------------ ---------------------
Net income                    $              1,663,355              1,474,480
Other comprehensive income,
  net of tax:
   Unrealized gains (losses) on
     securities:
       Unrealized holding gains
       (losses) arising during
        period                     452,347                (747,358)
       Less: reclassification
         adjustment for gains
         included in net income   (550,239)               (161,282)
                                  --------                --------
Other comprehensive income                    (97,892)              (908,640)
                                            ---------                -------
Comprehensive income          $             1,565,463                565,840
                                            =========                =======

See accompanying notes to consolidated financial statements.



                     HMN FINANCIAL, INC. AND SUBSIDIARIES
                Consolidated Statement of Stockholders' Equity
                   For the Three Months Ended March 31, 1998
                                  (unaudited)


                                                                 Accumulated
                                   Additional                       Other
                       Common       Paid-in       Retained      Comprehensive
                       Stock        Capital       Earnings          Income
                    ---------------------------------------------------------
Balance,
 December 31, 1997  $ 91,287      59,698,661      60,224,253      1,129,818
  Net income                                       1,663,355
 Other
  comprehensive
  income                                                            (97,892)
  Amortization of
   restricted stock
   awards
  Shares purchased
   for employee
   stock ownership
   plan

  Earned employee
   stock
   ownership plan
   shares                           101,763
                   -----------   -----------    -----------     -----------
Balance,
 March 31, 1998    $ 91,287      59,800,424      61,887,608       1,031,926
                   ===========   ===========    ===========     ===========

                      Unearned
                      Employee
                       Stock        Unearned
                     Ownership    Compensation                      Total
                        Plan       Restricted     Treasury      Stockholders'
                       Shares    Stock Awards       Stock          Equity
                    --------------------------------------------------------

Balance,
 December 31, 1997  $(4,554,280)    (600,668)   (31,518,661)     84,470,410
  Net income                                                      1,663,355
 Other comprehensive
  income                                                            (97,892)
  Amortization of
    restricted stock
    awards
                                      61,724                         61,724
  Shares purchased
   for employee
   stock ownership
   plan              (1,361,595)                                 (1,361,595)
  Earned employee
   stock ownership
   plan shares          116,243                                     218,006
                    -----------   ---------     -----------    ------------
Balance,
 March 31, 1998   $ (5,799,632)    (538,944)    (31,518,661)     84,954,008
                    =========== ============    ===========    ============

See accompanying notes to consolidated financial statements.

                     HMN FINANCIAL, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                  (unaudited)

                                                   Three Months Ended
                                                          March 31,
                                                     1998          1997
                                                   ----------------------
Cash flows from operating activities:
  Net income                                    $  1,663,355    1,474,480
  Adjustments to reconcile net income to cash
   provided by operating activities:
    Provision for loan losses                         75,000       75,000
    Depreciation                                     144,845      102,879
    Amortization of (discounts) premiums, net        (20,916)     (46,804)
    Amortization of deferred loan fees              (148,028)     (87,139)
    Amortization of goodwill                          45,159            0
    Amortization of core deposit intangible           71,757            0
    Amortization of loans and deposits mark to
     market on MFC                                   184,119            0
    Amortization of mortgage servicing rights        137,110            0
    Provision for deferred income taxes               90,000      128,200
    Securities gains, net                           (896,447)    (270,917)
    Gain on sales of real estate                      (2,768)           0
    Gain on sales of loans                          (366,244)    (153,450)
    Proceeds from sale of loans held for sale     34,212,150      867,032
    Disbursements on loans held for sale         (28,386,755)    (276,008)
    Amortization of restricted stock awards           61,724       57,174
    Amortization of unearned ESOP shares             116,243       96,060
    Earned employee stock ownership shares priced
     above original cost                             101,763       59,237
    Decrease in accrued interest receivable          167,387      497,246
    Increase (decrease) in accrued interest payable  739,505      (66,175)
    Equity earnings of limited partnership           (51,943)     (73,824)
    Decrease (increase) in other assets              481,381     (705,413)
    Increase in other liabilities                    (61,153)     552,087
    Other, net                                      (105,926)      33,052
                                                  ----------   ----------
      Net cash provided by operating activities    8,251,318    2,390,917
                                                  ----------   ----------
Cash flows from investing activities:
  Proceeds from sales of securities available
    for sale                                      61,083,048   15,902,046
  Principal collected on securities available
    for sale                                       6,290,945    2,949,425
  Proceeds collected on maturity of securities
    available for sale                             6,100,000   14,650,000
  Purchases of securities available for sale     (82,365,386) (33,086,600)
  Proceeds from sales of securities held to
    maturity                                               0      348,871
  Principal collected on securities held
    to maturity                                            0      240,441
  Proceeds collected on maturity of securities
    held to maturity                                       0    1,000,000
  Proceeds from sales of loans receivable          1,965,018   19,210,058
  Purchases of mortgage servicing rights            (356,744)           0
  Purchase of interest in limited partnerships      (181,125)  (1,216,875)
  Purchase of Federal Home Loan Bank stock        (1,055,800)    (193,100)
  Net increase in loans receivable               (21,711,768) (16,873,204)
  Proceeds from sale of real estate                   50,574            0
  Purchases of premises and equipment               (779,848)    (482,836)
  Decrease in due to shareholders of
   Marshalltown Financial Corporation             (3,362,462)           0
                                                  ----------   ----------
     Net cash provided by investing activities   (34,323,548)   2,448,226
                                                  ----------   ----------
Cash flows from financing activities:
  Increase (decrease) in deposits                   (268,567)   1,645,716
  Purchase of treasury stock                               0   (4,109,637)
  Increase in unearned ESOP shares                (1,361,595)           0
  Payments to ESOP trustee to purchase
   additional HMN shares                            (114,405)           0
  Proceeds from Federal Home Loan Bank advances   62,500,000   36,000,000
  Repayment of Federal Home Loan Bank advances   (22,857,142) (36,357,142)
  Increase in advance payments by borrowers for
   taxes and insurance                                76,365      280,461
                                                  ----------   ----------
     Net cash provided (used) by financing
      activities                                  37,974,656   (2,540,602)
                                                  ----------   ----------
     Increase in cash and cash equivalents        11,902,426    2,170,341
Cash and cash equivalents, beginning of period     9,364,635   10,583,717
                                                  ----------   ----------
Cash and cash equivalents, end of period        $ 21,267,061   12,754,058
                                                  ==========   ==========

Supplemental cash flow disclosures:
  Cash paid for interest                        $  7,048,485    6,090,373
  Cash paid for income taxes                         175,000      148,500
Supplemental noncash flow disclosures:
  Loans securitized and transferred to
    securities available for sale               $          0    4,781,034
  Securities held to maturity transferred to
    securities available for sale                          0    1,295,147
  Loans transferred to loans held for sale        11,495,290      897,559
  Transfer of loans to real estate                         0       94,164
  Securities purchased with liability due
   to broker                                       3,745,250            0
  Due to stockholders of Marshalltown
   Financial, Inc.                                   192,890            0

See accompanying notes to consolidated financial statements.
                                       7

                     HMN FINANCIAL, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                  (unaudited)

                            March 31, 1998 and 1997

(1)  HMN FINANCIAL, INC.

HMN Financial, Inc.(HMN) is a stock savings bank holding company which owns 100 percent of Home Federal Savings Bank (the Bank or Home Federal). Home Federal has a community banking philosophy and operates retail banking facilities in Minnesota and Iowa. The Bank has two wholly owned subsidiaries, Osterud Insurance Agency, Inc. (OAI) and MSL Financial Corporation (MSL), which offer financial planning products and services. HMN has two other wholly owned subsidiaries, Security Finance Corporation (SFC) and HMN Mortgage Services, Inc. (MSI). SFC invests in commercial loans and commercial real-estate loans located throughout the United States which were originated by third parties. MSI operates mortgage banking and mortgage brokerage facilities located in Eden Prairie and Brooklyn Park, Minnesota.

The consolidated financial statements included herein are for HMN, SFC, MSI, the Bank and the Bank's wholly owned subsidiaries, OAI and MSL. All significant intercompany accounts and transactions have been eliminated in consolidation.

(2) BASIS OF PREPARATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of stockholders' equity and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments consisting of only normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The statement of income for the three month period ended March 31, 1998 is not necessarily indicative of the results which may be expected for the entire year.

Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform with the current period presentation.

(3) NEW ACCOUNTING STANDARDS

Effective January 1, 1998 HMN adopted Statement of Financial Accounting Standards ("SFAS") No. 130, REPORTING COMPREHENSIVE INCOME. The statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be disclosed in the financial statements. Comprehensive income is defined as the change in equity during a period from transactions and other events from nonowner sources. Comprehensive income is the total of net income and other comprehensive income, which for HMN is comprised entirely of unrealized gains and losses on securities available for sale.

The gross unrealized holding gains for the first quarter of 1998 were $681,000, the income tax expense would have been $228,000 and therefore, the net gain was $452,000. The gross reclassification adjustment for the first quarter of 1998 was $896,000, the income tax expense would have been $346,000 and therefore, the net reclassification adjustment was $550,000. The gross unrealized holding losses for the first quarter of 1997 were $1,321,000, the income tax benefit would have been $574,000 and therefore, the net loss was $747,000. The gross reclassification adjustment for the first quarter of 1997 was $271,000, the income tax expense would have been $110,000 and therefore, the net reclassification adjustment was $161,000.

In February 1998, the FASB issued SFAS No. 132, EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS which revises employers' disclosures about pension and other Postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other Postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligation and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they were when FASB Statements No. 87, EMPLOYERS' ACCOUNTING FOR PENSIONS, No. 88, EMPLOYERS' ACCOUNTING FOR SETTLEMENT AND CURTAILMENTS OF DEFINED BENEFIT PENSION PLANS AND FOR TERMINATION BENEFITS, and No. 106, EMPLOYERS' ACCOUNTING FOR POSTRETIREMENT BENEFITS OTHER THAN PENSIONS, were issued. SFAS No. 132 suggests combined formats for presentation of pension and other postretirement benefit disclosures. It is effective for fiscal years beginning after December 15, 1997. Restatement of disclosures for earlier periods provided for comparative purposes is required unless the information is not readily available. Adopting the disclosure requirements of SFAS No. 132 will not have a material impact on HMN's financial condition or the results of its operations.

(4) STOCK SPLIT

In February of 1998 HMN authorized a three-for-two stock split in the form of a fifty percent stock dividend subject to stockholder approval to increase HMN's authorized common stock from 7.0 million shares to 11.0 million shares. At the annual meeting on April 28, 1998 the stockholders approved the increase in authorized common stock. The Board of Directors then declared that the stock dividend will be distributed on May 22, 1998 to stockholders of record on May 8, 1998.

The stock split increased HMN's outstanding common shares from 6,085,775 to 9,128,662 shares. Stockholders' equity has been restated to give retroactive effect to the stock split for all periods presented by reclassifying from additional paid-in capital to common stock the par value of the additional shares arising from the stock split. In addition all references in the Consolidated Financial Statements and Notes thereto to number of shares, per-share amounts, stock option data and market prices of HMN's common stock have been restated giving retroactive recognition to the stock split.

The Board also announced a cash dividend of $0.06 per share, payable on June 12, 1998 to stockholders of record on May 27, 1998.

(5) MERGERS AND ACQUISITIONS

On December 5, 1997 HMN, through its wholly owned subsidiary, Home Federal, completed its merger (the Merger) with Marshalltown Financial Corporation
(MFC) pursuant to a merger agreement dated July 1, 1997. The aggregate consideration per the merger agreement was $24.8 million, consisting of $23.7 million for 1.35 million outstanding shares of MFC stock, or $17.51 per share, and $1.1 million for the outstanding MFC options. HMN owned 60,000 shares of MFC stock with a historical cost of $1.0 million which were cancelled upon the completion of the merger.

The following Unaudited Pro Forma Condensed Combined Consolidated Statements of Income for the three months ended March 31, 1997 combine HMN's income statement with MFC's income statement. The statement is presented as if the Merger had been effective at the beginning of the period presented, after giving effect to certain pro forma adjustments described in the accompanying notes.

The Unaudited Pro Forma Condensed Combined Financial Information and notes thereto (the Information) reflect the application of the purchase method of accounting for the Merger. Under this method, the assets acquired and liabilities assumed from MFC and its subsidiaries are recorded at their fair market values on the date of the Merger. The amount of the purchase price in excess of the fair market value of the tangible and identifiable intangible assets acquired less the fair market value of the liabilities assumed is recorded as goodwill. Certain historical information of the consolidated MFC has been reclassified to conform to HMN's financial statement presentation. The Information is not necessarily indicative of the results of future operations of the combined entity or the actual results that would have been achieved had the Merger of MFC been consummated prior to the period indicated.
                                       9

          UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENTS OF INCOME
                       Three months ended March 31, 1997



                                                           Pro Forma
                                                  ---------------------------
                              HMN         MFC     Adjustments       Combined
                            --------- ----------  ----------      -----------
Total interest income     $ 9,903,247  2,200,332   (501,075)(1)(2) 11,602,504
Total interest expense      6,024,198  1,364,688     96,893 (3)(4)  7,485,779
                           ---------- ---------- ----------        ----------
   Net interest income      3,879,049    835,644   (597,968)        4,116,725
Provision for loan losses      75,000      2,500                       77,500
Non-interest income           698,294     36,874                      735,168
Non-interest expense        2,114,442    593,036    123,561 (5)(6)  2,831,039
                           ---------- ---------- ----------        ----------
   Income before income tax
    expense                 2,387,901    276,982   (721,529)        1,943,354
Income tax expense            913,421     33,904   (247,718)          699,607
                           ---------- ---------- ----------        ----------
   Net income              $1,474,480    243,078   (473,811)        1,243,747
                           ========== ========== ==========        ==========
Basic earnings per share   $     0.27       0.17                         0.22
Diluted earnings per share $     0.25       0.17                         0.21
Weighted average shares
  outstanding:
   Basic                    5,550,215  1,411,475                    5,550,215
   Diluted                  5,888,815  1,469,290                    5,888,815


Pursuant to the Merger and consistent with GAAP, certain adjustments were recorded, primarily to accrue for specific, identified costs related to the merger of MFC. The amounts of the Merger related costs are subject to revisions as economic conditions change or as more information becomes available.

HMN expects to achieve operating cost savings primarily through reductions in staff and the consolidation of certain functions such as data processing, investments and other back office operations at MFC. The operating cost savings are expected to be achieved in various amounts at various times during the years subsequent to the acquisition of MFC and not ratably over, or at the beginning or end of, such periods. No adjustment has been reflected in the Unaudited Pro Forma Condensed Combined Consolidated Statement of Income for the three months ended March 31, 1997 for the anticipated cost savings.

     (1) Represents amortization of MFC mark-to-market adjustments under the purchase method of accounting for loans.
     (2) Represents amortization of MFC mark-to-market adjustments under the purchase method of accounting for securities, and the forgone interest income resulting from the planned sale of $15.8 million of securities.
     (3) Represents amortization of MFC mark-to-market adjustments under the purchase method of accounting for deposits.
     (4) Represents the net interest cost of borrowing $10.0 million to fund the MFC acquisition.
     (5) Represents amortization of goodwill and core deposit intangible.
     (6) Represents the additional depreciation on premises and equipment related to the MFC mark-to-market adjustments.

(6) EARNINGS PER SHARE

The following table reconciles the weighted average shares outstanding and the income available to common shareholders used for basic and diluted EPS:

                                              Three months ended March 31,

                                                    1998         1997
                                              -----------------------------
Weighted average number of common shares
  outstanding used in basic earnings per
  common share calculation . . . . . . . .      5,447,501      5,550,215

Net dilutive effect of:
 Options . . . . . . . . . . . . . . . . .        403,037        255,093
 Restricted stock awards . . . . . . . . .         61,395         83,507
                                                ---------      ---------

Weighted average number of shares
 outstanding adjusted for effect of
 dilutive securities . . . . . . . . . . .      5,911,933      5,888,815
                                                =========      =========

Income available to common shareholders. .     $1,663,355      1,474,480

Basic earnings per common share. . . . . .          $0.31           0.27

Diluted earnings per common share. . . . .          $0.28           0.25


The earnings per share calculations reflected above are presented as if the split had been completed at the beginning of each period presented for the weighted average number of shares outstanding for each period.

(7) EMPLOYEE BENEFITS

During 1994 HMN adopted an Employee Stock Ownership Plan (the ESOP) which met the requirements of Section 4975(e)(7) of the Internal Revenue Code and
Section 407(d)(6) of the Employee Retirement Income Security Act of 1974, as amended (ERISA), and, as such the ESOP was empowered to borrow in order to finance purchases of the common stock of HMN. The ESOP borrowed $6,085,770 from HMN to purchase 912,865 post stock split shares of common stock of HMN on the date of the conversion. The ESOP debt requires quarterly payments of principal plus interest at 7.52%. HMN has committed to make quarterly contributions to the ESOP necessary to repay the loan including interest.

As the debt is repaid, ESOP shares which were initially pledged as collateral for its debt, are committed to be released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. HMN accounts for its ESOP in accordance with Statement of Position 93-6, EMPLOYERS' ACCOUNTING FOR EMPLOYEE STOCK OWNERSHIP PLANS. Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in stockholders' equity. As shares are determined to be ratably released from collateral, HMN reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. During the first quarter of 1998 HMN loaned $1,476,000 to the ESOP to purchase additional shares of HMN stock. The stock purchased by the ESOP will be used to provide a benefit to the employees that were added as the result of the MFC Merger.

In June of 1995, HMN as part of a Recognition and Retention Plan (RRP) awarded 126,729 post stock split shares of restricted common stock to its officers and directors. The shares vest over a five year period and were issued from treasury stock. In April 1997, 3,000 post stock split shares of restricted common stock were awarded to a director. Those shares vest over a five year period beginning in 1998. At March 31, 1998 there are 73,062 post stock split shares that vest over the next four years.

In June 1995, HMN adopted its only stock option plan, the 1995 Stock Option and Incentive Plan (the SOP). During 1995, options exercisable for 821,569 post stock split shares of HMN common stock were granted to certain officers and directors at an exercise price of $9.21 per share. The options vest over a five year period and may be exercised within 10 years of the grant date.
In December 1996, options exercisable for 1,500 post stock split shares of common stock were granted to officers at an exercise price of $12.08. In April

1997, options for 18,000 post stock split shares of common stock were granted to a director at an exercise price of $13.00.

A summary of stock option activity under the SOP on a post stock split basis is detailed as follows:

---------------------------------------------------------------------------

<CATION>
                                                                  Weighted
                                       Options                     average
                                    available for    Options       exercise
                                        grant      outstanding      price
                                     ----------    -----------     -------
December 31, 1997                      90,054        802,200        $9.30
Exercised                                                  0
                                     ----------    -----------     -------
March 31, 1998                         90,054        802,200        $9.30
                                     ==========    ===========     =======

The following table summarizes information about stock options on a post split basis outstanding at March 31, 1998:

-----------------------------------------------------------------------------

                  Options Outstanding                   Options Exercisable
 ---------------------------------------------------   ----------------------
                                   Weighted average
    Exercise        Number      remaining contractual
     price       outstanding        life in years           Number    Price
 -------------   -----------    ---------------------     --------- ---------
    $9.21           782,700              7.1                303,458   $9.21
    12.08             1,500              8.6                    300   12.08
    13.00            18,000              9.0                  3,600   13.00
                   --------                                --------
                    802,200                                 307,358
                   ========                                ========
-----------------------------------------------------------------------------


(8) REGULATORY CAPITAL

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

Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Tangible, Tier I (Core), and Risk-based capital (as defined in the regulations) to adjusted total assets and risk-weighted assets (as defined). Management believes, as of March 31, 1998, that the Bank meets all capital adequacy requirements to which it is subject.

Management believes that based upon the Bank's capital calculations at March 31, 1998 and other conditions consistent with the Prompt Corrective Actions Provisions of the OTS regulations, the Bank would be categorized as well capitalized.

On March 31, 1998 the Bank's tangible assets and adjusted total assets were $691,231,000 and its risk-weighted assets were $321,833,000. The following table presents the Bank's capital amounts and ratios at Mach 31, 1998 for actual capital, required capital and excess capital including ratios in order to qualify as being well capitalized under the Prompt Corrective Actions regulations.



                                                        Required to be
                                                          Adequately
                                    Actual                Capitalized
                             ---------------------   ----------------------
(in thousands)                 Amount    Percent       Amount      Percent
                             ---------- ----------   ----------  ----------
Bank stockholder's equity   $  52,193
Plus:
  Net unrealized loss (gain)
   on certain securities
   available for sale            (466)
Less:
  Goodwill and other
    intangibles                 5,951
  Excess mortgage
   servicing rights               539
                             ---------
Tier I or core capital         45,237                  $27,649
                             ---------
  Tier I capital to
   adjusted total assets
                                          6.54%                      4.00%
  Tier I capital to risk-
   weighted assets
                                         14.06%
Less:
 Equity investments and
   other assets required to
   be deducted                   (263)
Plus:
 Allowable allowance for
   loan losses                  2,819
                            ----------
Risk-based capital            $47,793                 $25,747
                            ==========
Risk-based capital to risk-
   weighted assets
                                         14.85%                      8.00%



                                                           To Be Well
                                                       Capitalized Under
                                                       Prompt Corrective
                                Excess Capital         Actions Provisions
(in thousands)                 Amount    Percent       Amount      Percent
                             ---------- ----------   ----------  ----------
Bank stockholder's equity    $
Plus:
  Net unrealized loss (gain)
   on certain securities
   available for sale
Less:
  Goodwill and other
    intangibles
  Excess mortgage
   servicing rights
Tier I or core capital         $17,588
  Tier I capital to
   adjusted total assets
                                         2.54%                      5.00%
  Tier I capital to risk-
   weighted assets                                                  6.00%
Less:
 Equity investments and
   other assets required
   to be deducted
Plus:
 Allowable allowance for
   loan losses
Risk-based capital             $22,046
Risk-based capital to risk-
   weighted assets                        6.85%                    10.00%


The tangible capital of the Bank was in excess of the minimum 2% required at March 31, 1998 but is not reflected in the table above.

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

NET INCOME

HMN's net income for the first quarter of 1998 was $1.7 million, an increase of $189,000, or 12.8%, compared to $1.5 million for the first quarter of 1997. Net income increased by $434,000 due to an increase in net interest income and by $964,000 due to increased non-interest income. The increased income was partially off-set by a $1.1 million increase in non-interest expense. Basic earnings per share was $0.31 for the quarter ended March 31, 1998, an increase of $0.04 per share, or 14.8%, from $0.27 basic earnings per share for the same quarter of 1997. Diluted earnings per share was $0.28 per share for the first quarter of 1998, an increase of $0.03, or 12.0% from $0.25 diluted earnings per share for the first quarter of 1997.

In February of 1998 HMN announced that its Board of Directors had authorized a three-for-two stock split in the form of a fifty percent stock dividend subject to stockholder approval at the annual meeting of stockholders held on April 28, 1998 to increase HMN's authorized common stock from 7.0 million shares to 11.0 million shares. At the annual meeting the stockholders approved the increase in authorized common stock. The Board of Directors then declared that the split will be distributed on May 22, 1998 to shareholders of record on May 8, 1998. The financial statements included in this Form 10-Q have been presented assuming that the stock split had taken place on March 31, 1998 as required by generally accepted accounting principles. Earnings per share calculations were based upon post split weighted average outstanding share information.

NET INTEREST INCOME

Net interest income for the first quarter of 1998 was $4.3 million an increase of $434,000, or 11.2%, compared to $3.9 million for the first quarter of 1997. Interest income for the first quarter of 1998 was $12.1 million, an increase of $2.2 million, or 22.2%, compared to $9.9 million for the first quarter of 1997. Interest income increased primarily due to the interest-bearing assets that were acquired from the Marshalltown Financial Corporation (MFC) merger which occurred on December 5, 1997 and the additional interest-bearing assets which were purchased with the $39.6 million of net additional Federal Home Loan Bank of Des Moines (FHLB) advances which were taken out during the first quarter of 1998. The average outstanding balances for interest-bearing assets increased by $98.7 million for loans receivable, $30.1 million for the securities portfolio, and $8.3 million for other interest bearing assets. The increase in average outstanding interest earning assets caused interest income to increase by $2.45 million and was partially off-set by a decline in interest income of $253,000 caused by declining yields on interest bearing assets.

Interest expense was $7.8 million for the first quarter of 1998 an increase of $1.8 million, or 29.3%, compared to $6.0 million for the same quarter of
1997.   The increase in interest expense is primarily due to the additional deposits as a result of the MFC merger and the additional net advances taken out from the FHLB. The average outstanding deposits for the first quarter of 1998 was $99.4 million larger than the average outstanding deposits for the same quarter in 1997 and therefore caused interest expense to increase by $1.1 million. The average outstanding FHLB advances for the first quarter of 1998 was $44.2 million larger than the average outstanding FHLB advances for the same quarter in 1997 and therefore caused interest expense to increase by $633,000.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the first quarter of 1998 and 1997 was $75,000. The provision is the result of management's evaluation of the loan portfolio, a historically low level of non-performing loans, minimal loan charge-off experience, and its assessment of the general economic conditions in the geographic area where properties securing the loan portfolio are located. Management's evaluation did not reveal conditions that would cause it to increase the provision for loan losses during 1998 compared to 1997. Future economic conditions and other unknown factors will impact the need for future provisions for loan losses. As a result, no assurances can be given that increases in the allowance for loan losses will not be required during future periods.

A reconciliation of HMN's allowance for loan losses is summarized as follows:

                                        1998        1997
                                    ---------   ----------
          Balance at January 1,   $ 2,748,219    2,340,585
          Provision                    75,000       75,000
          Recoveries                    1,576        7,000
                                    ---------   ----------
          Balance at March 31,    $ 2,824,795    2,422,585
                                    =========   ==========

NON-INTEREST INCOME

Non-interest income was $1.7 million for the first quarter of 1998, an increase of $964,000, or 138.0% compared to $698,000 for the first quarter of 1997. The increase in non-interest income is primarily due to $105,000 increase in fees earned related to mortgage banking activities and additional fees on deposits as the result of the MFC merger, $626,000 increase in gain on the sale of securities and a $213,000 increase in gain on the sale of loans. The Bank and HMN Mortgage Services, Inc. (MSI) have increased their mortgage banking activities during the first quarter of 1998 compared to the first quarter of 1997 and therefore fee income related to mortgage banking activities and gain on the sale of loans has increased substantially. A favorable interest rate environment allowed HMN to sell many securities that were in portfolio at a gain.

NON-INTEREST EXPENSE

Non-interest expense was $3.3 million for the first quarter of 1998, an increase of $1.2 million, or 57.1%, compared to $2.1 million for the same quarter of 1997. Compensation and benefit expense increased by $536,000 primarily due to an increase in HMN's work force as a result of the MFC merger, increased staff added to the mortgage banking operations of MSI and the Bank and normal annual compensation increases to Bank employees. Occupancy costs increased by $124,000 due to three buildings added by the MFC merger, the addition of a mortgage banking office in Brooklyn Park, Minnesota and increased occupancy costs related to opening a new retail facility in Spring Valley. Other non-interest expense increased by $402,000 due to additional operating costs incurred related to the MFC merger, the mortgage banking expansion in Brooklyn Park and amortization of goodwill and core deposit intangibles of $117,000 related to the MFC merger.

INCOME TAX EXPENSE

Income tax expense was $983,000 for the first quarter of 1998 an increase of $70,000 compared to $913,000 for the first quarter of 1997. The increase is primarily due to an increase in taxable income between the two periods.

NON-PERFORMING ASSETS

The following table sets forth the amounts and categories of non-performing assets in the Bank's portfolio at March 31, 1998 and December 31, 1997.


                                        March 31, December 31,
     (Dollars in Thousands)               1998       1997
                                       ---------- -----------
     Non-Accruing Loans
        One-to-four family real estate    $ 297        177
        Nonresidential real estate           78         79
        Commercial business                  14          0
        Consumer                              8          7
                                           ----       ----
        Total                               397        263
                                           ----       ----
     Accruing loans delinquent 90
        days or more                        383        402
     Foreclosed Assets
        Real estate:
          One-to-four family                 83        142
                                           ----       ----
             Total non-performing assets   $863       $807
                                           ====       ====
     Total as a percentage of total assets 0.12%      0.12%
                                           ====       ====
     Total non-performing loans            $780       $665
                                           ====       ====
     Total as a percentage of total
       loans receivable, net               0.17%      0.15%
                                           ====       ====


Total non-performing assets at March 31, 1998 were $863,000, an increase of $56,000, from $807,000 at December 31, 1997. The net increase of $56,000 was the result of an increase of non-accruing loans and the sale of foreclosed residential homes.

DIVIDENDS

In February of 1998, the Board of Directors of HMN authorized a stock split in the form of a 50% stock dividend subject to HMN stockholder approval of an increase in the number of authorized shares of common stock from 7.0 million to 11.0 million at the annual meeting of stockholders on April 28, 1998.

HMN also declared a cash dividend of $.06 per share, payable on June 12, 1998 to shareholders of record on May 27, 1998. The dividend will be approximately $352,000.

LIQUIDITY

For the quarter ended March 31, 1998, the net cash provided by operating activities was $8.3 million. HMN collected $61.1 million from the sale of securities, it collected $12.4 million in principal repayments or on the maturity of securities during the quarter. HMN also collected $2.0 million on the sale of loans receivable during the quarter. It purchased $82.4 million of securities, funded a net increase in loans receivable of $21.7 million, purchased $1.1 million of FHLB stock and paid $3.6 million to the MFC stockholders related to the MFC merger. HMN had additional net borrowing from the FHLB of $39.4 million and loaned $1.48 million to its employee stock ownership plan to repurchase HMN stock for the purpose of providing a benefit to the employees added as a result of the MFC merger.

*HMN has certificates of deposits with outstanding balances of $263.9 million that come due over the next 12 months. Based upon past experience management anticipates that the majority of the deposits will renew for another term. HMN believes that deposits which do not renew will be replaced with deposits from other customers, or funded with advances from the FHLB, or will be funded through the sale of securities. Management does not anticipate that it will have a liquidity problem due to maturing deposits.

MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. HMN's market risk arises primarily from interest rate risk inherent in its investing, lending and deposit taking activities. Management actively monitors and manages its interest rate risk exposure.

HMN's profitability is affected by fluctuations in interest rates. A sudden and substantial increase in interest rates may adversely impact HMN's earnings to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. HMN monitors how its assets will mature or reprice in comparison to how its liabilities will mature or reprice. The Maturity or Repricing Table located in the Asset/Liability Management section of this report is used as part of the monitoring process. HMN also monitors the projected changes in net interest income that would occur if interest rates were to suddenly change up or down. The Rate Shock Table located in the Asset/Liability Management section of this report discloses HMN's projected changes in net interest income based upon immediate interest rate changes called rate shocks.

*HMN utilizes a model which uses the discounted cash flows from its interest-earning assets and its interest-bearing liabilities to calculate the current market value of those assets and liabilities. The model also calculates the changes in market value of the interest-earning assets and interest-bearing liabilities due to different interest rate changes. HMN believes that over the next twelve months interest rates could conceivably fluctuate in a range of 200 basis points up or down from where the rates were at March 31, 1998. HMN does not have a trading portfolio. The following table discloses the projected changes in market value to HMN's interest-earning assets and interest-bearing liabilities based upon incremental 100 basis point changes in interest rates from interest rates in effect on March 31, 1998.


* This paragraph contains a forward-looking statement(s). Refer to information regarding Forward-looking Information on page 21 of this discussion.

-------------------------------------------------------------------------
Other than trading portfolio              Market Value
                         ------------------------------------------------

(Dollars in thousands)
Basis point change in
interest rates              -200     -100       0      +100     +200
-------------------------------------------------------------------------
Cash equivalents          $20,293   20,276   20,258   20,242   20,226
Fixed-rate CMOs            62,434   62,107   61,507   59,965   57,957
Variable-rate CMOs         59,773   60,535   61,984   60,651   58,315
Fixed-rate available for
  sale mortgage-backed
  and related securities   12,288   12,159   12,011   11,851   11,620
Variable-rate available
  for sale mortgage-
  backed and related
  securities                2,023    1,997    1,982    1,969    1,951
Fixed-rate available for
  sale other marketable
  securities               89,459   86,200   83,018   79,970   77,064
Variable-rate available
  for sale other marketable
  securities                6,971    6,953    6,936    6,919    6,902
Fixed-rate loans held
  for sale                  8,331    8,324    8,317    8,310    8,303
Fixed-rate real estate
  loans                   337,024  334,400  325,524  314,007  302,020
Variable-rate real estate
  loans                    85,614   84,314   82,616   81,023   79,262
Fixed-rate other loans     18,059   17,890   17,695   17,504   17,316
Variable-rate other loans  38,079   38,084   38,140   38,209   38,241
                          -------  -------  -------  -------  -------
Total market risk
 sensitive assets         740,348  733,239  719,988  700,620  679,177
                          -------  -------  -------  -------  -------
NOW deposits               22,961   22,942   22,923   22,904   22,885
Passbook deposits          36,076   34,511   33,077   31,757   30,538
Money market deposits      35,798   34,505   33,327   32,245   31,250
Certificate deposits      383,083  379,270  375,529  371,870  368,285
Fixed-rate Federal Home
 Loan Bank advances       130,496  126,578  122,828  119,236  115,793
Variable-rate Federal
 Home Loan Bank advances   44,148   44,062   43,976   43,890   43,805
                          -------  -------  -------  -------  -------
Total market risk
 sensitive liabilities    652,562  641,868  631,660  621,902  612,556
                          -------  -------  -------  -------  -------
Off-balance sheet
  financial instruments:
Commitments to extend
  credit                       42       42       41       40       38
                          -------  -------   ------   ------   ------
Net market risk          $ 87,828   91,413   88,369   78,758   66,659
                          =======  =======  =======   ======   ======
Percentage change from
 current market value       (0.61)%   3.44%    0.00%  (10.88)% (24.57)%
                          =======  =======  =======   =======  ======
--------------------------------------------------------------------------

The preceding table was prepared utilizing the following assumptions (the "Model Assumptions") regarding prepayment and decay ratios which were determined by management based upon their review of historical prepayment speeds and future prepayment projections. Fixed rate loans were assumed to prepay at annual rates of between 7% to 31%, depending on the coupon and period to maturity. Adjustable rate mortgages ("ARMs") were assumed to prepay at annual rates of between 12% and 23%, depending on coupon and the period to maturity. Growing Equity Mortgage (GEM) loans were assumed to prepay at annual rates of between 17% and 38% depending on the coupon and the period to maturity. Mortgage-backed securities and Collateralized Mortgage Obligations (CMOs) were projected to have prepayments based upon the underlying collateral securing the instrument. Certificate accounts were assumed not to be withdrawn until maturity. Passbook and money market accounts were assumed to decay at an annual rate of 20%.

Certain shortcomings are inherent in the method of analysis presented in the foregoing table. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates. The model assumes that the difference between the current interest rate being earned or paid compared to a treasury instrument or other interest index with a similar term to maturity (the "Interest Spread") will remain constant over the interest changes disclosed in the table. Changes in Interest Spread could impact projected market value changes. Certain assets, such as ARMs, have features which restrict changes in interest rates on a short-term basis and over the life of the assets. The market value of the interest-bearing assets which are approaching their lifetime interest rate caps could be different from the values disclosed in the table. In the event of a change in interest rates, prepayment and early withdrawal levels may deviate significantly from those assumed in calculating the foregoing table. The ability of many borrowers to service their debt may decrease in the event of an interest rate increase.

ASSET/LIABILITY MANAGEMENT

*HMN's management reviews the impact that changing interest rates will have on its net interest income projected for the twelve months following March 31, 1998 to determine if its current level of interest rate risk is acceptable. The following table projects the estimated annual impact on net interest income of immediate interest rate changes called rate shocks.

      Rate Shock    Net Interest    Percentage
    in Basis Points    Income         Change
   ---------------- ------------    ----------
        +200          15,947          -1.24%
        +100          16,122          -0.16%
           0          16,148           0.00%
        -100          15,956          -1.19%
        -200          15,223          -5.73%

The preceding table was prepared utilizing the Model Assumptions regarding prepayment and decay ratios which were determined by management based upon their review of historical prepayment speeds and future prepayment projections.

Certain shortcomings are inherent in the method of analysis presented in the foregoing table. In the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the foregoing table. The ability of many borrowers to service their debt may decrease in the event of a substantial increase in interest rates and could impact net interest income.

In an attempt to manage its exposure to changes in interest rates, management closely monitors interest rate risk. The Bank has an Asset/Liability Committee consisting of executive officers which meets at least quarterly to review the interest rate risk position and projected profitability. The committee makes recommendations for adjustments to the asset liability position of the Bank to the Board of Directors of the Bank. This committee also reviews the Bank's portfolio, formulates investment strategies and oversees the timing and implementation of transactions to assure attainment of the Board's objectives in the most effective manner. In addition, the Board reviews on a quarterly basis the Bank's asset/liability position, including simulations of the effect on the Bank's capital of various interest rate scenarios.

In managing its asset/liability mix, the Bank, at times, depending on the relationship between long- and short-term interest rates, market conditions and consumer preference, may place more emphasis on managing net interest margin than on better matching the interest rate sensitivity of its assets and liabilities in an effort to enhance net interest income. Management believes that the increased net interest income resulting from a mismatch in the maturity of its asset and liability portfolios can, during periods of declining or stable interest rates, provide high enough returns to justify the increased exposure to sudden and unexpected increases in interest rates.


To the extent consistent with its interest rate spread objectives, the Bank attempts to reduce its interest rate risk and has taken a number of steps to restructure its assets and liabilities. The Bank has primarily focused its fixed rate one-to-four family residential lending program on loans with contractual terms of 20 years or less. The Bank generally follows the practice of selling all of its fixed rate single family loans with

*This paragraph contains a forward-looking statement(s). Refer to information regarding Forward-looking Information on page 22 of this discussion.

contractual maturities of thirty years. At times, depending on its interest rate sensitivity, the Bank may sell fixed rate single family loans with shorter contractual maturities than thirty years in order to reduce interest rate risk and record a gain on the sale of loans.

The following table sets forth the interest rate sensitivity of HMN's assets and liabilities at March 31, 1998, using certain assumptions that are described in more detail below:

-----------------------------------------------------------------------------
                                        Maturing or Repricing
                          ---------------------------------------------------
                                                  Over 6
                                  6 Months      Months to       Over 1-3
(Dollars in thousands)            or Less       One Year         Years
-----------------------------------------------------------------------------

Securities available for sale:
   Mortgage-backed and
      related securities<F1>   $   74,478          9,302           31,239
   Other marketable securities     12,837            329            8,767
Securities held to maturity:
   Mortgage-backed and
      related securities<F1>            0              0                0
   Other marketable securities          0              0                0
Loans held for sale, net            8,318              0                0
Loans receivable, net<F1><F2>
   Fixed rate one-to-four
    family<F3>                     27,201         25,030           83,332
   Adjustable rate
     one-to-four family<F3>        29,083         20,077           17,590
   Multi family                       364            366            1,128
   Fixed rate commercial real
      estate                        2,703            396              662
   Adjustable rate commercial
      real estate                   5,512          2,095              720
   Commercial business              2,109            715            1,636
   Consumer loans                  26,539          1,515            3,471
Federal Home Loan Bank stock            0              0                0
Cash equivalents                   20,267              0                0
      Total interest-earning
       assets                     209,411         59,825          148,545
Non-interest checking               7,558              0                0
NOW accounts                       22,973              0                0
Passbooks                           3,600          3,600           10,366
Money market accounts               2,694          2,694            7,762
Certificates                      138,154        125,776           87,273
Federal Home Loan Bank advances    61,714          5,179           24,000
      Total interest-bearing
       liabilities                236,693        137,249          129,401
Interest-earning assets less
   interest-bearing liabilities $ (27,282)       (77,424)          19,144
Cumulative interest-rate
   sensitivity gap              $ (27,282)      (104,706)         (85,562)
Cumulative interest-rate gap
  as a percentage of total
  assets at March 31, 1998          (3.95)%       (15.15)%         (12.38)%
Cumulative interest-rate gap as a
   percentage of interest-earning
   assets at December 31, 1997      (6.36)        (15.38)

<FN1>Schedule prepared based upon the earlier of contractual maturity or repricing date, if applicable, adjusted for scheduled repayments of principal and projected prepayments of principal based upon experience.
<FN2> Loans receivable are presented net of loans in process and deferred loan fees.
<FN3>Construction and development loans are all one-to-four family loans and therefore have been included in the fixed rate one-to-four family and adjustable rate one-to-four family lines.


                             Over 3-5      Over 5     No Stated
(Dollars in thousands)        Years         Years      Maturity     Total
-----------------------------------------------------------------------------
Securities available for sale:
   Mortgage-backed and
      related securities<F1>$  13,600      8,644           0          137,263
   Other marketable securities 30,410     15,577      12,251           80,171
Securities held to maturity:
   Mortgage-backed and
      related securities<F1>        0          0           0                0
   Other marketable securities      0          0           0                0
Loans held for sale, net            0          0           0            8,318
Loans receivable, net<F1><F2>
   Fixed rate one-to-four
    family<F3>                 59,697    115,189           0          310,449
   Adjustable rate
     one-to-four family<F3>    18,972      3,378           0           89,100
   Multi family                   506        522           0            2,886
   Fixed rate commercial real
    estate                        195         42           0            3,998
   Adjustable rate commercial
      real estate                   0          0           0            8,327
   Commercial business            696         85           0            5,241
   Consumer loans               1,534        (26)          0           33,033
Federal Home Loan Bank stock        0          0       8,488            8,488
Cash equivalents                    0          0           0           20,267
      Total interest-earning
       assets                 125,610    143,411      20,739          707,541
Non-interest checking               0          0           0            7,558
NOW accounts                        0          0           0           22,973
Passbooks                       6,635     11,795           0           35,996
Money market accounts           4,968      8,832           0           26,950
Certificates                   19,884      2,434           0          373,521
Federal Home Loan Bank
 advances                      66,000     10,400           0          167,293
      Total interest-bearing
       liabilities             97,487     33,461           0          634,291
Interest-earning assets less
   interest-bearing
   liabilities              $  28,123    109,950      20,739           73,250
Cumulative interest-rate
   sensitivity gap          $ (57,439)    52,511      73,250           73,250
Cumulative interest-rate
   gap as a percentage of
   total assets at
   March 31, 1998               (8.31)%     7.60 %     10.60 %         10.60%
Cumulative interest-rate gap
  as a percentage of interest-
  earning assets
  at December 31, 1997

<FN1> Schedule prepared based upon the earlier of contractual maturity or repricing date, if applicable, adjusted for scheduled repayments of principal and projected prepayments of principal based upon experience.
<FN2> Loans receivable are presented net of loans in process and deferred loan fees.
<FN3>Construction and development loans are all one-to-four family loans and therefore have been included in the fixed rate one-to-four family and adjustable rate one-to-four family lines.

                                      20

The preceding table was prepared utilizing the Model Assumptions regarding prepayment and decay ratios which were determined by management based upon their review of historical prepayment speeds and future prepayment projections. Fixed rate loans were assumed to prepay at annual rates of between 7% to 31%, depending on the coupon and period to maturity. ARMs were assumed to prepay at annual rates of between 12% and 23%, depending on coupon and the period to maturity. GEM loans were assumed to prepay at annual rates of between 17% and 38% depending on the coupon and the period to maturity. Mortgage-backed securities and CMOs were projected to have prepayments based upon the underlying collateral securing the instrument. Certificate accounts were assumed not to be withdrawn until maturity. Passbook and money market accounts were assumed to decay at an annual rate of 20%.

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

Refer to Regulatory Capital Requirements above for a discussion of the Bank's interest rate risk component.

FORWARD-LOOKING INFORMATION

The following statements within Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements and actual results may differ materially from the expectations disclosed within this Discussion and Analysis. These forward-looking statements are subject to risks and uncertainties, including those discussed below. HMN assumes no obligations to publicly release results of any revision or updates to these forward-looking statements to reflect future events or unanticipated occurrences.

     LIQUIDITY
     HMN has certificates of deposit with outstanding balances of $263.9 million that come due during 1998. Based upon past experience management anticipates that the majority of the deposits will renew for another term. Any deposits which do not renew will be replaced with deposits from other customers, or funded with advances from the FHLB, or will be funded through the sale of securities. Management does not anticipate that it will have a liquidity problem due to maturing deposits.

     Competitive pricing by other institutions, the desire of a competitor to pay interest rates on deposits that are above the current rates paid by HMN, or desire by customers to put more of their funds into nontraditional bank products such as stocks and bonds could be circumstances that would cause the maturing certificates to become a liquidity problem

     MARKET RISK
     HMN believes that over the next twelve months interest rates could conceivably fluctuate in a range of 200 basis points up or down from where the rates were at March 31, 1998. HMN's actual market value changes for interest earnings assets and interest bearing liabilities may differ from the projected market values disclosed in the table in the Market Risk Section.

     Actual interest rates could fluctuate by more than 200 basis points up or down from rates in effect on March 31, 1998 due to unanticipated occurrences such as the start of another war in the gulf. Many Asian countries are experiencing economic difficulties which may have a larger impact on the economy of the United States than is currently anticipated and thereby cause general interest rates to fluctuate by more than 200 basis points.

     Certain shortcomings are inherent in the method of analysis in the table presented in the Market Risk section above. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates. The model assumes that the difference between the current interest rate being earned or paid compared to a treasury instrument or other interest rate index with a similar term to maturity (the Interest Spread) will remain constant over the interest changes disclosed in the table. Changes in Interest Spread could impact projected market value changes. Certain assets, such as ARMs, have features which restrict changes in interest rates on a short-term basis and over the life of the assets. The market value of the interest-bearing assets which are approaching their life time interest rate caps could be different from the values disclosed in the table. In the event of a change in interest rates, prepayment and early withdrawal levels may deviate significantly from those assumed in calculating the foregoing table. The ability of many borrowers to service their debt may decrease in the event of an interest rate increase.

     ASSET/LIABILITY MANAGEMENT
     HMN's management reviews the impact that changing interest rates will have on its net interest income projected for the twelve months following March 31, 1998 to determine if its current level of interest rate risk is acceptable. HMN's actual net interest income caused by interest rate changes may differ from the amounts reflected in the table which projects the estimated impact on net interest income of immediate interest rate changes called rate shocks. HMN's actual maturing and repricing results of its interest-earning assets and interest-bearing liabilities may differ from the amounts reflected in the gap table.

     Certain shortcomings are inherent in the method of analysis presented in each of the tables. In the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the foregoing table.
     The ability of many borrowers to service their debt may decrease in the event of a substantial increase in interest rates and could impact net interest income.

                              HMN FINANCIAL, INC.

                          PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings.

           None.

ITEM 2.   Changes in Securities.

           Not applicable

ITEM 3.   Defaults Upon Senior Securities.

           Not applicable.

ITEM 4.   Submission of Matters to a Vote of Security Holders.

           None.

ITEM 5.   Other Information.

           At its meeting held on April 28, 1998 the Board of Directors passed a resolution amending the Certificate of Incorporation of HMN Financial, Inc.. The Amended Certificate of Incorporation is included as Exhibit 3(I). Since the Certificate of Incorporation has not been previously filed in electronic format the complete Amended Articles of Incorporation are included in this item.

ITEM 6.   Exhibits and Reports on Form 8-K.

           (a)  Exhibits.  See Index to Exhibits on page 25 of this report.

           (b)  Reports on Form 8-K - None.

                                  SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   HMN FINANCIAL, INC.
                                   Registrant


Date:   May 14, 1998                /s/ Roger P. Weise
       -------------------         ------------------------
                                   Roger P. Weise,
                                   Chairman, President and
                                   Chief Executive Officer
                                   (Principal Executive Officer)


Date:   May 14, 1998                /s/ James B. Gardner
       -------------------         ------------------------
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

         2   Plan of acquisition, reorganization,
             arrangement, liquidation or succession.   N/A            N/A


       3(a)  Articles of Incorporation
             Certificate of Incorporation as amended.  3(i)        Filed
                                                               electronically

       3(b)  By-laws                                   *3             N/A
             Resolution to Amend By-laws of HMN Financial, Inc.
             By-laws of HMN Financial, Inc. as amended

         4   Instruments defining the rights of
             security holders, Including indentures    *1             N/A

       5(a)  Amendment to the Home Federal Savings     *2             N/A
             Bank Employees' Savings & Profit Sharing
             Plan dated January 28, 1997.
       5(b)  Amendment to the Adoption Agreement for   *2             N/A
             Home Federal Savings Bank Employees'
             Savings & Profit Sharing Plan and Trust
             effective June 17, 1997.

        11   Computation of Earnings Per Common Share  11         Filed
                                                              electronically

        27   Financial Data Schedule                   27         Filed
                                                              electronically

*1 Filed April 1, 1994, as exhibits to the Registrant's Form S-1 registration statement (Registration No. 33-77212) pursuant to the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.
*2 Filed as an exhibit to Registrant's Form 10-Q for June 30, 1997 (file no. 0-24100). All previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-K.
*3 Filed as an exhibit to Registrant's Form 10-Q for September 30, 1997 (file no. 0-24100). All previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-K.