Form 10-Q
period 1998-06-30
HMN FINANCIAL INC
filed 1998-08-13
CIK 921183

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
               ---------------------------------------------------


                                    FORM 10-Q

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998

                                       OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OF 15 (d) FOR THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to _________

                     Commission File Number 0-24100

                                 HMN FINANCIAL, INC.
                -----------------------------------------------------

       (Exact name of Registrant as specified in its Charter)

             Delaware                                       41-1777397
   ----------------------------------            -------------------------
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                    Identification Number)

     101 North Broadway, Spring Valley, Minnesota      55975-0231
   -----------------------------------------------    --------------
      (Address of principal executive offices)         (ZIP Code)

Registrant's telephone number, including area  code:     (507) 346-1100
                                                        ----------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes  (X)  No (  )

Indicate the number of shares outstanding of each of the issuer's common stock as of the latest practicable date.

                  Class                      Outstanding at August 3, 1998
   ---------------------------------      ----------------------------------
     Common stock, $0.01 par value                     5,413,059

                               HMN FINANCIAL, INC.

                                    CONTENTS

PART I - FINANCIAL INFORMATION
                                                                     Page
     Item 1:Financial Statements (unaudited)

     Consolidated Balance Sheets at
     June 30, 1998 and December 31, 1997                               3

     Consolidated Statements of Income for the
     Three Months Ended and Six Months Ended
     June 30, 1998 and 1997                                            4

     Consolidated Statement of Comprehensive Income for the
     Three Months and Six Months Ended June 30, 1998 and 1997          5

     Consolidated Statement of Stockholders' Equity
     for the Six Month Period Ended June 30, 1998                      5

     Consolidated Statements of Cash Flows for
     the Six Months Ended June 30, 1998 and 1997                       6-7

     Notes to Consolidated Financial Statements                        8

     Item 2:Management's Discussion and Analysis of Financial
     Condition and Results of Operations                               14

     Item 3:Quantitative and Qualitative Disclosures about Market Risk
     Discussion included in Item 2 under Market Risk                   19

PART II - OTHER INFORMATION

     Item 1:Legal Proceedings                                          27

     Item 2:Changes in Securities                                      27

     Item 3:Defaults Upon Senior Securities                            27

     Item 4:Submission of Matters to a Vote of Security Holders        27

     Item 5:Other Information                                          28

     Item 6:Exhibits and Reports on Form 8-K and Form 11-K             28

     Signatures                                                        29

PART I - FINANCIAL STATEMENTS

                      HMN FINANCIAL, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (unaudited)


                                           June 30,       December 31,
             ASSETS                          1998            1997
                                       --------------   ---------------
Cash and cash equivalents             $    9,243,228       9,364,635
Securities available for sale:
   Mortgage-backed and related
     securities (amortized cost
     $141,275,891 and $135,598,404)      141,834,917     135,935,482
   Other marketable securities
     (amortized cost $68,660,843
      and $68,356,926)                    69,533,759      69,923,477
                                       --------------   -------------
                                         211,368,676     205,858,959
                                       --------------   -------------
Loans held for sale                        8,090,619       2,287,265
Loans receivable, net                    459,864,902     442,068,600
Federal Home Loan Bank stock, at cost      9,170,100       7,432,200
Real estate, net                               9,105         133,939
Premises and equipment, net                6,853,179       5,880,710
Accrued interest receivable                4,554,699       4,038,131
Investment in limited partnerships         5,232,912       5,989,399
Goodwill                                   4,431,351       4,500,873
Core deposit intangible                    1,402,759       1,546,273
Mortgage servicing rights                  1,138,532         781,005
Prepaid expenses and other assets            767,990       1,349,521
Due from brokers                           3,051,977               0
                                        -------------   -------------
      Total assets                     $ 725,180,029     691,231,510
                                        =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                               $ 467,133,087     467,347,688
Federal Home Loan Bank advances          177,935,737     127,650,021
Accrued interest payable                   1,385,320       1,365,064
Advance payments by borrowers for
 taxes and insurance                         752,713         786,619
Accrued expenses and other liabilities     5,118,915       6,056,356
Due to stockholders of Marshalltown
  Financial Corporation                       59,464       3,555,352
Due to brokers                             1,997,812               0
                                        -------------   -------------
      Total liabilities                  654,383,048     606,761,100
                                        -------------   -------------
Commitments and contingencies
Stockholders' equity:
   Serial preferred stock:
      authorized 500,000 shares;
      issued and outstanding none                  0               0
   Common stock ($.01 par value):
      authorized 11,000,000
      shares; issued 9,128,568 shares         91,286          91,286
   Additional paid-in capital             59,882,524      59,698,662
   Retained earnings, subject to
     certain restrictions                 62,365,656      60,224,253
   Accumulated other comprehensive
    income                                   874,336       1,129,818
   Unearned employee stock ownership
     plan shares                          (5,802,564)     (4,554,280)
   Unearned compensation restricted
     stock awards                           (450,698)       (600,668)
   Treasury stock, at cost 3,698,309
     and 2,912,111 shares                (46,163,559)    (31,518,661)
                                        -------------   -------------
      Total stockholders' equity          70,796,981      84,470,410
                                        -------------   -------------
    Total liabilities and
      stockholders' equity            $  725,180,029     691,231,510
                                        =============   =============

See accompanying notes to consolidated financial statements.
                                       3

                      HMN FINANCIAL, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                                   (unaudited)

                              Three Months Ended         Six Months Ended
                                   June 30,                  June 30,
                               1998          1997         1998         1997
                            ------------------------ -------------------------
Interest Income:
 Loans receivable          $  8,797,708    6,882,628   17,440,080   13,790,870
 Securities available for
   sale:
  Mortgage-backed and
   related                    2,158,639    2,176,822    4,377,337    4,366,032
  Other marketable            1,229,503      917,067    2,185,975    1,502,309
 Securities held to maturity:
  Mortgage-backed and related         0            0            0       33,400
  Other marketable                    0            0            0       10,032
 Cash equivalents               110,623       87,434      271,947      169,594
 Other                          149,224      102,011      271,558      196,972
                            -----------  -----------  -----------  -----------
   Total interest income     12,445,697   10,165,962   24,546,897   20,069,209
                            -----------  -----------  -----------  -----------
Interest expense:
 Deposits                     5,721,279    4,670,797   11,424,803    9,243,595
 Federal Home Loan Bank
  advances                    2,454,631    1,626,510    4,539,097    3,077,910
                            -----------  -----------  -----------  -----------
   Total interest expense     8,175,910    6,297,307   15,963,900   12,321,505
                            -----------  -----------  -----------  -----------
     Net interest income      4,269,787    3,868,655    8,582,997    7,747,704
Provision for loan losses        75,000       75,000      150,000      150,000
                            -----------  -----------  -----------  -----------
     Net interest income
      after provision
      for loan losses         4,194,787    3,793,655    8,432,997    7,597,704
                            -----------  -----------  -----------  -----------
Non-interest income:
 Fees and service charges       257,589      100,445      491,345      196,857
 Securities gains, net          737,632      113,695    1,634,079      384,612
 Gain on sales of loans         351,892       63,614      718,136      217,064
 Earnings (loss) in limited
  partnerships                 (989,556)      38,663     (937,613)     112,487
 Other                          161,145       89,379      274,924      193,070
                            -----------  -----------  -----------  -----------
   Total non-interest income    518,702      405,796    2,180,871    1,104,090
                            -----------  -----------  -----------  -----------
Non-interest expense:
 Compensation and benefits    1,879,834    1,358,859    3,732,314    2,674,846
 Occupancy                      358,039      232,451      722,760      473,598
 Federal deposit insurance
  premiums                       72,608       58,924      146,439      117,901
 Advertising                    135,972       73,658      228,953      151,795
 Data processing                164,503      118,803      338,558      243,332
 Provision for real estate
  losses                              0        1,000            0        3,000
 Other                          831,503      283,260    1,527,459      576,925
                            -----------  -----------  -----------  -----------
   Total non-interest
    expense                   3,442,459    2,126,955    6,696,483    4,241,397
                            -----------  -----------  -----------  -----------
   Income before income
     tax expense              1,271,030    2,072,496    3,917,385    4,460,397
Income tax expense              487,000      740,276    1,470,000    1,653,697
                            -----------  -----------  -----------  -----------
   Net income                $  784,030    1,332,220    2,447,385    2,806,700
                            ===========  ===========  ===========  ===========
Basic earnings per share          $0.16         0.24         0.47         0.51
                            ===========  ===========  ===========  ===========
Diluted earnings per share        $0.14         0.23         0.43         0.48
                            ===========  ===========  ===========  ===========

See accompanying notes to consolidated financial statements
                                       4

                               HMN FINANCIAL, INC.
                 Consolidated Statements of Comprehensive Income
                                   (unaudited)

                                              Three Months Ended June 30,

                                                  1998             1997
                                         ------------------ ------------------
Net income                              $          784,030           1,332,220
Other comprehensive income,
  net of tax:
  Unrealized gains on securities:
    Unrealized holding gains (losses)
      arising during  period               295,168          1,481,372
    Less: reclassification adjustment
      for gains included in net income     452,758             67,685
                                          --------          ---------
Other comprehensive income (loss)                  (157,590)          1,413,687
                                                   --------           ---------
Comprehensive income                    $           626,440           2,745,907
                                                   ========           =========

                                               Six Months Ended June 30,

                                               1998              1997
                                          -------------------------------------
Net income                              $         2,447,385         2,806,700
Other comprehensive income,
  net of tax:
  Unrealized gains (losses)
   on securities:
    Unrealized holding gains (losses)
      arising during  period               747,516           734,014
    Less: reclassification adjustment
      for gains included in net income   1,002,998           228,967
                                         ---------          --------
Other comprehensive income                         (255,482)          505,047
                                                  ---------         ---------
Comprehensive income                     $        2,191,903         3,311,747
                                                  =========         =========

See accompanying notes to consolidated financial statements.


                      HMN FINANCIAL, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                  For the Six Month Period Ended June 30, 1998
                                   (Unaudited)

                                                                  Accumulated
                                       Additional                    Other
                              Common    Paid-in      Retained    Comprehensive
                               Stock    Capital      Earnings       Income
                          ----------------------------------------------------
Balance,
December 31, 1997          $   91,286   59,698,662   60,224,253   1,129,818
  Net income                                          2,447,385
 Other comprehensive income                                        (255,482)
  Treasury stock purchases
  Amortization of
    restricted stock awards
  Restricted stock awards
    cancelled
   Restricted stock awards
    tax benefit                             70,639
  Shares purchased for employee
    stock ownership plan

  Earned employee stock
    ownership plan shares                  194,458

  Employee stock options
    exercised                             (101,765)
  Employee stock option
    plan tax benefit                        22,255
  Dividends                                           (305,982)
  Fractional shares purchased               (1,725)
                              --------  ----------  ----------   ---------
Balance, June 30, 1998      $   91,286  59,882,524  62,365,656     874,336
                              ========  ==========  ==========   =========




                              Unearned
                              Employee
                               Stock    Unearned
                             Ownership Compensation                Total
                                Plan    Restricted    Treasury Stockholders'
                              Shares   Stock Awards    Stock      Equity
                          -----------------------------------------------------
Balance,
December 31, 1997           $(4,554,280)   (600,668)  (31,518,661)  84,470,410
  Net income                                                         2,447,385
  Other comprehensive income                                          (255,482)
  Treasury stock purchases                            (14,772,787) (14,772,787)
  Amortization of
    restricted stock awards                 120,848                    120,848
  Restricted stock awards
    cancelled                                29,122       (29,122)           0
   Restricted stock awards
    tax benefit                                                         70,639
  Shares purchased for employee
    stock ownership plan    (1,476,000)                             (1,476,000)
  Earned employee stock
    ownership plan shares      227,716                                 422,174
  Employee stock options
    exercised                                             157,002       55,237
  Employee stock option
    plan tax benefit                                                    22,255
  Dividends                                                           (305,982)
  Fractional shares purchased                                   9       (1,716)
                            ----------    ---------   ----------- ------------
Balance, June 30, 1998     $(5,802,564)    (450,698)  (46,163,559)  70,796,981
                            ==========    =========   =========== ============

See accompanying notes to consolidated financial statements.

                      HMN FINANCIAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                         Six Months Ended
                                                             June 30,
                                                        1998          1997
                                                 ------------------------------
Cash flows from operating activities:
   Net income                                     $  2,447,385     2,806,700
   Adjustments to reconcile net income to cash
    provided by operating activities:
     Provision for loan losses                         150,000       150,000
     Provision for real estate losses                        0         3,000
     Depreciation                                      283,577       207,634
     Amortization of (discounts) premiums, net        (128,956)     (107,808)
     Amortization of deferred loan fees               (317,266)     (183,614)
     Amortization of goodwill                           90,318             0
     Amortization of core deposit intangible           143,514             0
     Amortization of other purchase
       accounting adjustments                          382,014             0
     Amortization of mortgage servicing rights         196,683             0
     Provision for deferred income taxes               167,000       258,698
     Securities gains, net                          (1,634,079)     (384,612)
     Gain on sales of real estate                      (21,777)       (3,743)
     Gain on sales of loans                           (718,136)     (217,064)
     Proceeds from sale of loans held for sale      68,990,372     4,414,601
     Disbursements on loans held for sale          (53,532,026)   (3,142,412)
     Amortization of restricted stock awards           120,848       115,324
     Amortization of unearned ESOP shares              227,716       192,120
     Earned employee stock ownership shares
      priced above original cost                       194,458       124,410
     Increase in accrued interest receivable          (516,568)     (347,067)
     Increase (decrease) in accrued interest payable    20,256      (335,232)
     Equity (earnings) loss of limited partnerships    937,613      (112,487)
     Decrease (increase) in other assets               581,531       (94,493)
     Decrease in other liabilities                    (795,342)     (149,358)
     Other, net                                         (6,171)       20,768
                                                   -----------   -----------
       Net cash provided by operating activities    17,262,964     3,215,365
                                                   -----------   -----------
Cash flows from investing activities:
   Proceeds from sales of securities
    available for sale                              91,763,992    33,311,951
   Principal collected on securities
    available for sale                              16,165,151     6,657,798
   Proceeds collected on maturity of
    securities available for sale                   23,100,000    15,868,412
   Purchases of securities available for sale     (136,566,747)  (60,433,633)
   Proceeds from sales of securities held to maturity        0       348,871
   Principal collected on securities held to maturity        0       240,441
   Proceeds collected on maturity of securities
    held to maturity                                         0     1,000,000
   Proceeds from sales of loans receivable           3,047,939    23,666,730
   Purchases of mortgage servicing rights             (557,536)     (370,008)
   Purchase of interest in limited partnerships       (181,125)   (1,938,750)
   Purchase of Federal Home Loan Bank stock         (1,737,900)     (505,500)
   Net increase in loans receivable                (41,486,818)  (26,466,169)
   Proceeds from sale of real estate                   152,415        35,627
   Purchases of premises and equipment              (1,256,046)     (717,045)
   Decrease in due to stockholders of
    Marshalltown Financial Corporation              (3,495,888)            0
                                                   -----------   -----------
      Net cash used by investing activities        (51,052,563)   (9,301,275)
                                                   -----------   -----------
Cash flows from financing activities:
   Increase (decrease) in deposits                     (82,370)    2,908,442
   Purchase of treasury stock                      (14,772,787)   (4,109,637)
   Increase in unearned ESOP shares                 (1,476,000)            0
   Stock options exercised                              55,237           138
   Dividends to stockholders                          (305,982)            0
   Fractional shares purchased from stock split         (1,716)            0
   Proceeds from Federal Home Loan Bank advances    92,500,000    74,800,000
   Repayment of Federal Home Loan Bank advances    (42,214,284)  (66,514,284)
   Decrease in advance payments by borrowers
    for taxes and insurance                            (33,906)      (12,643)
                                                   -----------   -----------
      Net cash provided by financing activities     33,668,192     7,072,016
                                                   -----------   -----------
      Increase (decrease) in cash and cash equivalents(121,407)      986,106
Cash and cash equivalents, beginning of period       9,364,635    10,583,717
                                                   -----------   -----------
Cash and cash equivalents, end of period          $  9,243,228    11,569,823
                                                   ===========   ===========

Supplemental cash flow disclosures:
   Cash paid for interest                         $ 15,943,644    12,656,737
   Cash paid for income taxes                          967,000     1,445,500
Supplemental noncash flow disclosures:
   Loans securitized and transferred to
    securities available for sale                 $          0     4,781,034
   Securities held to maturity transferred to
    securities available for sale                            0     1,295,147
   Loans transferred to loans held for sale         20,553,439     1,694,660
   Transfer of loans to real estate                     17,105       188,776
   Transfer of real estate to loans                          0        84,772
   Securities purchased with liability
    due to broker                                    1,997,812     1,200,000
   Securities sold with payment due from broker      3,051,977             0


See accompanying notes to consolidated financial statements.
                                    7

                      HMN FINANCIAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                             June 30, 1998 and 1997


(1) HMN FINANCIAL, INC.

HMN Financial, Inc. (HMN) is a stock savings bank holding company which owns 100 percent of Home Federal Savings Bank (the Bank or Home Federal). Home Federal has a community banking philosophy and operates retail banking facilities in Minnesota and Iowa. The Bank has two wholly owned subsidiaries, Osterud Insurance Agency, Inc. (OAI) and MSL Financial Corporation (MSL), which offer financial planning products and services. HMN has two other wholly owned subsidiaries, Security Finance Corporation (SFC) and HMN Mortgage Services, Inc. (MSI). SFC invests in commercial loans and commercial real-estate loans located throughout the United States which were originated by third parties. MSI operates mortgage banking and mortgage brokerage facilities located in Eden Prairie and Brooklyn Park, Minnesota.

The consolidated financial statements included herein are for HMN, SFC, MSI, the Bank and the Bank's wholly owned subsidiaries, OAI and MSL. All significant intercompany accounts and transactions have been eliminated in consolidation.

(2) BASIS OF PREPARATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of stockholders' equity and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments consisting of only normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The statement of income for the three month and six month periods ended June 30, 1998 are not necessarily indicative of the results which may be expected for the entire year.

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

The gross unrealized holding gains for the second quarter of 1998 were $482,000, the income tax expense would have been $187,000 and therefore, the net gain was $295,000. The gross reclassification adjustment for the second quarter of 1998 was $738,000, the income tax expense would have been $285,000 and therefore, the net reclassification adjustment was $453,000. The gross unrealized holding gains for the second quarter of 1997 were $2,468,000, the income tax expense would have been $987,000 and therefore, the net gain was $1,481,000. The gross reclassification adjustment for the second quarter of 1997 was $114,000, the income tax expense would have been $46,000 and therefore, the net reclassification adjustment was $68,000.

The gross unrealized holding gains for the six month period ended June 30, 1998 were $1,163,000, the income tax expense would have been $415,000 and therefore, the net gain was $748,000. The gross reclassification adjustment for the first six months of 1998 was $1,634,000, the income tax expense would have been $631,000 and therefore, the net reclassification adjustment was $1,003,000. The gross unrealized holding gains for the six month period ended June 30, 1997 were $1,233,000, the income tax expense would have been $499,000 and therefore, the net gain was $734,000. The gross reclassification adjustment for the first six months of 1997 was $385,000, the income tax expense would have been $156,000 and therefore, the net reclassification adjustment was $229,000.

In February 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 132, EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS which revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligation and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they were when FASB Statements No. 87, EMPLOYERS' ACCOUNTING FOR PENSIONS, NO. 88, EMPLOYERS' ACCOUNTING FOR SETTLEMENT AND CURTAILMENTS OF DEFINED BENEFIT PENSION PLANS AND FOR TERMINATION BENEFITS, and No. 106, EMPLOYERS' ACCOUNTING FOR POSTRETIREMENT BENEFITS OTHER THAN PENSIONS, were issued. SFAS No. 132 suggests combined formats for presentation of pension and other postretirement benefit disclosures. It is effective for fiscal years beginning after December 15, 1997. Restatement of disclosures for earlier periods provided for comparative purposes is required unless the information is not readily available. Adopting the disclosure requirements of SFAS No. 132 will not have a material impact on HMN's financial condition or the results of its operations.

In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction.

The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation.

- For a derivative designated as hedging the exposure to changes in the fair value of a recognized asset or liability or a firm commitment (referred to as a fair value hedge), the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. The effect of that accounting is to reflect in earnings the extent to which the hedge is not effective in achieving offsetting changes in fair value.
- For a derivative designated as hedging the exposure to variable cash flows of a forecasted transaction (referred to as a cash flow hedge), the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately.
- For a derivative designated as hedging the foreign currency exposure of a net investment in a foreign operation, the gain or loss is reported in other comprehensive income (outside earnings) as part of the cumulative translation adjustment. The accounting for a fair value hedge described above applies to a derivative designated or an available-for-sale security. Similarly, the accounting for a cash flow hedge described above applies to a derivative designated as a hedge of the foreign currency exposure of a foreign-currency-denominated forecasted transaction.

- For a derivative not designated as a hedging instrument, the gain or loss is recognized in earnings in the period of change.

Under FASB No. 133, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk.

FASB No. 133 precludes designating a nonderivative financial instrument as a hedge of an asset, liability, unrecognized firm commitment, or forecasted transaction except that a nonderivative instrument denominated in a foreign currency may be designated as a hedge of the foreign currency exposure of an unrecognized firm commitment denominated in a foreign currency or a net investment in a foreign operation.

FASB No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of FASB No. 133. HMN is anticipating that it will adopt FASB No. 133 in the first quarter of 2000 and is currently studying the impact of adopting the statement on its financial statements.

(4) STOCK SPLIT AND CASH DIVIDEND

In February of 1998 HMN authorized a three-for-two stock split in the form of a fifty percent stock dividend subject to stockholder approval to increase HMN's authorized common stock from 7.0 million shares to 11.0 million shares. At the annual meeting on April 28, 1998 the stockholders approved the increase in authorized common stock. The Board of Directors then declared that the stock dividend be distributed on May 22, 1998 to stockholders of record on May 8, 1998.

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

A cash dividend of $0.06 per share was paid on June 12, 1998 to stockholders of record on May 27, 1998.

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

The following Unaudited Pro Forma Condensed Combined Statements of Income for the three months and six months ended June 30, 1997 combine HMN's income statement with MFC's income statement. The statement is presented as if the Merger had been effective at the beginning of the period presented, after giving effect to certain pro forma adjustments described in the accompanying notes.

The Unaudited Pro Forma Condensed Combined Statements of Income and notes thereto (the Information) reflect the application of the purchase method of accounting for the Merger. Under this method, the assets acquired and liabilities assumed from MFC and its subsidiaries are recorded at their fair market values on the date of the Merger. The amount of the purchase price in excess of the fair market value of the tangible and identifiable intangible assets acquired less the fair market value of the liabilities assumed is recorded as goodwill. Certain historical information of the consolidated MFC has been reclassified to conform to HMN's financial statement presentation. The Information is not necessarily indicative of the results of future operations of the combined entity or the actual results that would have been achieved had the Merger of MFC been consummated prior to the period indicated.


          UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENTS OF INCOME
                       Three months ended June 30, 1997

                                                        Pro Forma
                                               ----------------------------
                              HMN         MFC     Adjustments       Combined
                          ----------  ----------  ----------       ----------

Total interest income   $ 10,165,962   2,208,600    (501,075)(1)(2)11,873,487
Total interest expense     6,297,307   1,361,923      96,893 (3)(4) 7,756,123
                          ----------  ----------  ----------       ----------
   Net interest income     3,868,655     846,677    (597,968)       4,117,364
Provision for loan losses     75,000       2,500                       77,500
Non-interest income          405,796      31,099                      436,895
Non-interest expense       2,126,955     544,965     123,561 (5)(6) 2,795,481
                          ----------  ----------  ----------       ----------
   Income before income
    tax expense            2,072,496     330,311    (721,529)       1,681,278
Income tax expense           740,276     126,600    (243,542)         623,334
                          ----------  ----------  ----------       ----------
   Net income           $  1,332,220     203,711    (477,987)       1,057,944
                          ==========  ==========  ==========       ==========
Basic earnings per share   $    0.24        0.14                         0.19
Diluted earnings per share $    0.23        0.14                         0.18
Weighted average shares
 outstanding:
   Basic                   5,513,223   1,470,032                    5,513,223
   Diluted                 5,870,132   1,470,860                    5,870,132



                  UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENTS OF INCOME
                             Six months ended June 30, 1997

                                                        Pro Forma
                                               ----------------------------
                              HMN         MFC     Adjustments       Combined
                          ----------  ----------  ----------       ----------

Total interest income   $  20,069,209  4,408,932  (1,002,150)(1)(2) 23,475,991
Total interest expense     12,321,505  2,726,611     193,785 (3)(4) 15,241,901
                          ----------- ----------  ----------        ----------
   Net interest income      7,747,704  1,682,321  (1,195,935)        8,234,090
Provision for loan losses     150,000      5,000                       155,000
Non-interest income         1,104,090     67,973                     1,172,063
Non-interest expense        4,241,397  1,138,001     247,121 (5)(6)  5,626,519
                          ----------- ----------  ----------        ----------
   Income before income
    tax expense             4,460,397    607,293  (1,443,056)        3,624,634
Income tax expense          1,653,697    160,504    (470,368)        1,343,833
                          ----------- ----------  ----------        ----------
   Net income           $   2,806,700    446,789    (972,688)        2,280,801
                          =========== ==========  ==========        ==========
Basic earnings per share      $  0.51       0.30                          0.41
Diluted earnings per share    $  0.48       0.30                          0.39
Weighted average shares
  outstanding:
   Basic                    5,531,618  1,469,910                     5,531,618
   Diluted                  5,879,360  1,470,717                     5,879,360



Pursuant to the Merger and consistent with GAAP, certain adjustments were recorded, primarily to accrue for specific, identified costs related to the merger of MFC. The amounts of the Merger related costs are subject to revisions as economic conditions change or as more information becomes available.

HMN expects to achieve operating cost savings primarily through reductions in staff and the consolidation of certain functions such as data processing, investments and other back office operations at MFC. The operating cost savings are expected to be achieved in various amounts at various times during the years subsequent to the acquisition of MFC and not ratably over, or at the beginning or end of, such periods. No adjustment has been reflected in the Unaudited Pro Forma Condensed Combined Statement of Income for the three months and six months ended June 30, 1997 for the anticipated cost savings.

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

(6) INVESTMENT IN LIMITED PARTNERSHIP AND MORTGAGE SERVICING IMPAIRMENT
    RESERVES

During the second quarter of 1998 HMN established valuation reserves on mortgage servicing assets and recognized its proportionate share of losses on a partnership investment after the partnership established valuation reserves on its mortgage servicing assets; resulting in an aggregate pretax charge to HMN's second quarter income of $1.3 million. For the six months ended June 30, 1998 year to date pretax income was reduced by $132,000 related to establishing valuation reserves on mortgage servicing assets and pretax income was reduced by a $1.14 million charge which recognized HMN's proportionate share of losses on a partnership investment after the partnership established valuation reserves on its mortgage servicing assets.

(7) EARNINGS PER SHARE

The following table reconciles the weighted average shares outstanding and the income available to common shareholders used for basic and diluted EPS:

                          Three months ended June 30, Six Months ended June 30,
                          ---------------------------  ------------------------
                                1998        1997        1998        1997
                             ----------------------  ----------------------
Weighted average number of
  common shares outstanding
  used in basic earnings per
  common share calculation    5,051,205   5,513,223   5,248,262   5,531,618

Net dilutive effect of:
 Options                        379,759     277,298     391,398     266,195
 Restricted stock awards         54,197      79,611      57,773      81,548
                              ---------   ---------   ---------   ---------

Weighted average number of
  shares outstanding
  adjusted for effect of
  dilutive securities         5,485,161   5,870,132   5,697,433   5,879,361
                              =========   =========   =========   =========

Income available to common
  shareholders              $   784,030   1,332,220   2,447,385   2,806,700

Basic earnings per common
 share                      $      0.16        0.24        0.47        0.51

Diluted earnings per common
 share                      $      0.14        0.23        0.43        0.48


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

Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Tangible, Tier I (Core), and Risk-based capital (as defined in the regulations) to adjusted total assets and risk-weighted assets (as defined). Management believes, as of June 30, 1998, that the Bank meets all capital adequacy requirements to which it is subject.

Management believes that based upon the Bank's capital calculations at June 30, 1998 and other conditions consistent with the Prompt Corrective Actions Provisions of the OTS regulations, the Bank would be categorized as well capitalized.

On June 30, 1998 the Bank's tangible assets and adjusted total assets were $694.7 million and its risk-weighted assets were $329.4 million. The following table presents the Bank's capital amounts and ratios at June 30, 1998 for actual capital, required capital and excess capital including ratios in order to qualify as being well capitalized under the Prompt Corrective Actions regulations.


----------------------------------------------------------------------------
                                                       Required to be
                                                       Adequately
                                  Actual               Capitalized
                            ---------------------- ----------------------
(IN THOUSANDS)                Amount     Percent     Amount     Percent
                            ---------- ----------- ---------- -----------
Bank stockholder's equity  $ 47,619
Plus:
  Net unrealized loss (gain)
   on certain securities
   available for sale          (659)
Less:
  Goodwill and other
    intangibles               5,834
  Excess mortgage
   servicing rights             434
                             ------
Tier I or core capital       40,692                  $27,788
  Tier I capital to
   adjusted total assets                   5.86%                  4.00%
  Tier I capital to risk-
   weighted assets                        12.35%
Less:
 Equity investments and
   other assets required to
   be deducted                  222
Plus:
 Allowable allowance for
   loan losses                2,890
                             ------
Risk-based capital          $43,360                  $26,350
                             ======
Risk-based capital to risk-
   weighted assets                         13.16%                 8.00%


----------------------------------------------------------------------------
                                                       Required to be
                                                         To Be Well
                                                      Capitalized Under
                                                      Prompt Corrective
                                Excess Capital        Actions Provision
                            ---------------------- ----------------------
(IN THOUSANDS)                Amount     Percent     Amount     Percent
                            ---------- ----------- ---------- -----------

Bank stockholder's equity   $
Plus:
  Net unrealized loss (gain)
   on certain securities
   available for sale
Less:
  Goodwill and other
    intangibles
  Excess mortgage
   servicing rights

Tier I or core capital      $ 12,904

  Tier I capital to
   adjusted total assets                  1.86%                   5.00%
  Tier I capital to risk-
   weighted assets                                                6.00%
Less:
 Equity investments and
   other assets required to
   be deducted
Plus:
 Allowable allowance for
   loan losses

Risk-based capital          $ 17,010

Risk-based capital to risk-
   weighted assets                        5.16%                   10.00%

-----------------------------------------------------------------------------

The tangible capital of the Bank was in excess of the minimum 2% required at June 30, 1998, but is not reflected in the table above.

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

STOCK SPLIT

In February of 1998 HMN announced that its Board of Directors had authorized a three-for-two stock split in the form of a fifty percent stock dividend subject to stockholder approval at the annual meeting of stockholders held on April 28, 1998 to increase HMN's authorized common stock from 7.0 million shares to 11.0 million shares. At the annual meeting the stockholders approved the increase in authorized common stock. The Board of Directors then declared that the split would be distributed on May 22, 1998 to shareholders of record on May 8, 1998. The financial statements included in this Form 10-Q for the quarter and six month period ended June 30, 1997 have been presented assuming that the stock split had taken place at the beginning of those periods. Earnings per share calculations included in the financial statements were based upon post split weighted average outstanding share information.

NET INCOME

HMN's net income for the second quarter of 1998 was $784,000, a decrease of $548,000, compared to net income of $1.3 million for the second quarter of 1997. The decrease in net income was the result of a $1.3 million increase in non-interest expense which was partially offset by a $401,000 increase in net interest income and an increase of $113,000 in non-interest income. During the second quarter of 1998, HMN established valuation reserves on mortgage servicing assets and recognized its proportionate share of losses on a partnership investment after the partnership established valuation reserves on its mortgage servicing assets; resulting in an aggregate pretax charge to HMN's income of $1.3 million. The charge decreased basic earnings per share and diluted earnings per share by $0.16 and $0.15, respectively for the second quarter of 1998. Basic earnings per share for the second quarter of 1998 were $0.16, a decrease of $0.08, compared to $0.24 basic earnings per share for the second quarter of 1997. Diluted earnings per share for the second quarter of 1998 were $0.14, a decrease of $0.09, compared to $0.23 diluted earnings per share for the second quarter of 1997.

Net income for the six-month period ended June 30, 1998 was $2.4 million, a decrease of $359,000, compared to $2.8 million for the same six month period of 1997. The decrease in net income was the result of a $2.5 million increase in non-interest expense which was partially offset by an $835,000 increase in net interest income and a $1.1 million increase in non-interest income. During the six month period ended June 30, 1998, HMN recognized a $132,000 pretax charge relating to establishing valuation reserves on its mortgage servicing assets. HMN also recognized a pretax charge of $1.14 million on a partnership investment which established a valuation reserve on the partnership's mortgage servicing assets. The charges related to mortgage servicing assets decreased basic earning per share and diluted earnings per share for the six month period ended June 30, 1998 by $0.16 and $0.14, respectively. Basic earnings per share for the six month period ended June 30, 1998 were $0.47, compared to $0.51 for the same six month period in 1997. Diluted earnings per share for the six month period ended June 30, 1998 were $0.43, compared to $0.48 for the same period of 1997.

NET INTEREST INCOME

Net interest income for the second quarter of 1998 was $4.3 million, an increase of $401,000, or 10.4%, compared to $3.9 million for the same quarter of 1997. Interest income for the second quarter of 1998 was $12.5 million, an increase of $2.3 million, or 22.4%, compared to $10.2 million for the same quarter of 1997. Interest income increased primarily due to the Marshalltown Financial Corporation ("MFC") merger which occurred on December 5, 1997 and the additional interest earning assets which were purchased with the proceeds from a $61.2 million increase in average outstanding Federal Home Loan Bank advances from the second quarter of 1997 to the second quarter of 1998. The average outstanding balances for interest-earning assets during the second quarter of 1998 compared to the second quarter of 1997 increased by $144.3 million. The average outstanding balance for loans receivable including loans held for sale increased by $112.6 million and the average outstanding balances for securities, FHLB stock, and other interest-earning assets increased by $31.7 million. The increase in interest-earning assets caused interest income to increase by $2.6 million and was partially off set by a decrease of $304,000 in interest income due to declining yields earned on interest earning assets. Interest expense for the second quarter of 1998 was $8.2 million, an increase of $1.9 million, or 29.8%, compared to $6.3 million for the same quarter of
1997.   Average interest-bearing liabilities for the second quarter of 1998 were $633.9 million, an increase of $159.3 million, or 33.6%, compared to $474.6 million for the second quarter of 1997. The majority of the funds received from the increase in interest-bearing liabilities were used to purchase the net increase in average interest-bearing assets, facilitate the HMN stock repurchases, and purchase loan servicing assets. The increase in interest-bearing liabilities caused interest expense for the second quarter of 1998 to increase by $2.1 million and was partially off set by a $171,000 decline in interest expense caused by a decline in the interest rates paid on borrowings and deposits.

Net interest income for the six months ended June 30, 1998 was $8.6 million, an increase of $835,000, or 10.8%, from $7.7 million for the same period of 1997. Interest income for the six month period ended June 30, 1998 was $24.5 million, an increase of $4.5 million, or 22.3%, compared to $20.1 million for the same
period of 1997.   Interest income increased primarily due to the MFC merger
which occurred on December 5, 1997 and the additional interest earning assets which were purchased with the proceeds from a $52.8 million increase in average outstanding Federal Home Loan Bank advances from the first six months of 1997 to the same period of 1998. The average outstanding balances for interest-earning assets during the first six months of 1998 compared to the same period of 1997 increased by $140.7 million. The average outstanding balance for loans receivable including loans held for sale increased by $105.7 million and the average outstanding balances for securities, FHLB stock, and other interest-earning assets increased by $35.0 million. The increase in interest-earning assets caused interest income to increase by $5.0 million and was partially off set by a decrease of $558,000 in interest income due to declining yields earned
on interest earning assets.   Interest expense for the six months ended June
30, 1998 was $15.9 million, an increase of $3.6 million, or 29.6%, compared to $12.3 million for the same six month period of 1997. Average interest-bearing liabilities for the six months ended June 30, 1998 were $620.7 million, an increase of $151.5 million, or 32.3%, compared to $469.2 million for the same period of 1997. The majority of the funds received from the increase in interest-bearing liabilities were used to purchase the net increase in average interest-bearing assets, facilitate the HMN stock repurchases, and purchase loan servicing assets. The increase in interest-bearing liabilities caused interest expense for the six month period of 1998 to increase by $3.9 million and was partially off set by a $249,000 decrease in interest expense caused by a decline in the interest rates paid on borrowings and deposits.

PROVISION FOR LOAN LOSSES

*The provision for loan losses for the second quarters ended June 30, 1998 and 1997 were both $75,000. The provision for loan losses for the six months ended June 30, 1998 and 1997 were both $150,000. The provision is the result of management's evaluation of the loan portfolio, a historically low level of non-performing loans, minimal loan charge-off experience, and its assessment of the general economic conditions in the geographic area where properties securing the loan portfolio are located. Management's evaluation did not reveal conditions that would cause it to increase the provision for loan losses during 1998 compared to 1997. Future economic conditions and other unknown factors will impact the need for future provisions for loan losses. As a result, no assurances can be given that increases in the allowance for loan losses will not be required during future periods.

A reconciliation of HMN's allowance for loan losses is summarized as follows:

                                          1998        1997
                                       ---------    ---------
Balance at January 1,                $ 2,748,219    2,340,585
Provision                                150,000      150,000
Charge-offs                               (8,099)     (19,009)
Recoveries                                 1,576        7,250
                                       ---------    ---------
Balance at June 30,                  $ 2,891,696    2,478,826
                                       =========    =========

NON-INTEREST INCOME

Non-interest income for the second quarter of 1998 was $519,000, an increase of $113,000, or 27.8%, from $406,000 for the same quarter of 1997. The increase in non-interest income was principally due to a $157,000 increase in fees from mortgage banking activities and service charges, a $624,000 increase in gain on the sale of securities, a $288,000 increase in gain on the sale of loans and a $72,000 increase in other income. A general decline of interest rates during 1998 and other favorable economic conditions allowed HMN to sell securities and loans at a gain. The increases in non-interest income were offset by a $1.0 million decline in earnings from limited partnerships. During the second quarter of 1998, HMN recognized a charge of $1.14 million as its proportionate share of a valuation reserve on mortgage servicing assets which were established by the limited partnership. During the first six months of 1998 the interest rates charged on residential home loans in general have declined. The decline in rates has caused many borrowers to refinance their home loans which in turn has caused many mortgage loans to prepay faster than originally anticipated. The rapid prepayment of mortgage loans and the anticipation that rapid prepayments would continue into the near future, caused the estimated value of many mortgage loan servicing assets to decline during the second quarter of 1998.

Non-interest income for the six months ended June 30, 1998 was $2.2 million, an increase of $1.1 million, or 97.5%, from $1.1 million for the same period of
1997.   The increase in non-interest income was principally due to a $294,000 increase in fees from mortgage banking activities and service charges, a $1.2 million increase in gain on the sale of securities, a $501,000 increase in gain on the sale of loans and a $82,000 increase in other income. A general decline of interest rates during 1998 and other favorable economic conditions allowed HMN to sell securities and loans at a gain. The increases in non-interest income were offset by a $1.1 million decline in earnings from limited partnerships. In June of 1998, HMN recognized a charge of $1.14 million as its proportionate share of a valuation reserve on mortgage servicing assets which were established by the limited partnership. During the first six months of 1998 the interest rates charged on

   * This paragraph contains a forward-looking statement(s). Refer to information regarding Forward-looking Information on page 23 of this discussion.

residential home loans in general have declined. The decline in rates has caused many borrowers to refinance their home loans which in turn has caused many mortgage loans to be prepay faster than originally anticipated. The rapid prepayment of mortgage loans and the anticipation that rapid prepayments would continue into the near future, caused the estimated value of many mortgage loan servicing assets to decline during the second quarter of 1998.

NON-INTEREST EXPENSE

Non-interest expense was $3.4 million for the second quarter of 1998, an increase of $1.3 million, or 61.8%, from $2.1 million for the second quarter of
1997.   Compensation and benefit expense increased by $521,000 primarily due to an increase in HMN's work force as a result of the MFC merger, increased staff added to the mortgage banking operations of MSI and the Bank and normal annual compensation increases to Bank employees. Occupancy costs increased by $126,000 due to three buildings added by the MFC merger, the addition of a mortgage banking office in Brooklyn Park, Minnesota and increased occupancy costs related to opening a new retail facility in Spring Valley. Other non-interest expense increased by $548,000 due to additional operating costs incurred related to the MFC merger, the mortgage banking expansion in Brooklyn Park, amortization of goodwill and core deposit intangibles of $117,000 related to the MFC merger and an increase of $165,000 to the mortgage servicing asset impairment reserve.

Non-interest expense for the six months ended June 30, 1998 was $6.7 million, an increase of $2.5 million from $4.2 million for the six months ended June 30,
1997.   Compensation and benefit expense increased by $1.1 million  primarily due to an increase in HMN's work force as a result of the MFC merger, increased staff added to the mortgage banking operations of MSI and the Bank and normal annual compensation increases to Bank employees. Occupancy costs increased by $249,000 due to three buildings added by the MFC merger, the addition of a mortgage banking office in Brooklyn Park, Minnesota and increased occupancy costs related to opening a new retail facility in Spring Valley. Other non-interest expense increased by $950,000 partly due to additional operating costs incurred related to the MFC merger, the mortgage banking expansion in Brooklyn Park, amortization of goodwill and core deposit intangibles of $234,000 related to the MFC merger and an increase of $132,000 to the mortgage servicing asset impairment reserve.

INCOME TAX EXPENSE

Income tax expense was $487,000 for the second quarter of 1998, a decrease of $253,000, from $740,000 for the second quarter of 1997. The decrease is primarily due to a decrease in taxable income between the two quarters. Income tax expense was $1.5 million for the six month period ended June 30, 1998, a decrease of $184,000, from $1.7 million for the same period in 1997. The decrease is primarily due to a decrease in taxable income between the two six month periods.

NON-PERFORMING ASSETS

The following table sets forth the amounts and categories of non-performing assets in the Bank's portfolio at June 30, 1998 and December 31, 1997.


                                      June 30,    December 31,
(DOLLARS IN THOUSANDS)                 1998          1997
                                    -----------  -------------
Non-Accruing Loans
  One-to-four family real estate    $ 182            177
  Nonresidential real estate           76             79
  Commercial business                  27              0
  Consumer                             32              7
                                      ---            ---
  Total                               317            263
                                      ---            ---
Accruing loans delinquent 90
days or more                          309            402
Foreclosed Assets
Real estate:
One-to-four family                     17            142
                                      ---            ---
   Total non-performing assets      $ 643          $ 807
                                      ===            ===
Total as a percentage of
  total assets                       0.09%          0.12%
                                     ====           ====
Total non-performing loans          $ 626          $ 665
                                     ====           ====
Total as a percentage of total
   loans receivable, net             0.14%          0.15%
                                     ====           ====


Total non-performing assets at June 30, 1998 were $643,000, a decrease of $164,000 from $807,000 at December 31, 1997. The decrease of $164,000 was the result of a $54,000 increase in non-accruing loans, a $93,000 decrease in accruing loans delinquent 90 days or more, and the sale or redemption of foreclosed residential homes.

DIVIDENDS

In February of 1998, the Board of Directors of HMN authorized a stock split in the form of a 50% stock dividend subject to HMN stockholder approval of an increase in the number of authorized shares of common stock from 7.0 million to
11.0 million. At the annual meeting of stockholders on April 28, 1998 the stockholders approved the stock split.

HMN also declared a cash dividend of $.06 per share, payable on June 12, 1998 to shareholders of record on May 27, 1998. The net dividend was $305,982.

LIQUIDITY

For the six month period ended June 30, 1998, the net cash provided by operating activities was $17.3 million. HMN collected $91.8 million from the sale of securities, it collected $39.3 million in principal repayments or on the maturity of securities during the period. HMN also collected $3.0 million on the sale of loans receivable during the period. It purchased $136.6 million of securities, funded a net increase in loans receivable of $41.5 million, purchased $1.7 million of FHLB stock, purchased premises and equipment of $1.3 million and paid $3.5 million to the MFC stockholders related to the MFC merger. HMN had additional net borrowing from the FHLB of $50.3 million and loaned $1.48 million to its employee stock ownership plan to repurchase HMN stock for the purpose of providing a benefit to the employees added as a result of the MFC merger. HMN paid $14.8 million to purchase 791,800 shares of its own common stock during the first six months of 1998.

*HMN has certificates of deposits with outstanding balances of $255.7 million that come due over the

    * This paragraph contains a forward-looking statement(s). Refer to information regarding Forward-looking Information on page 23 of this discussion.

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

*HMN utilizes a model which uses the discounted cash flows from its interest-earning assets and its interest-bearing liabilities to calculate the current market value of those assets and liabilities. The model also calculates the changes in market value of the interest-earning assets and interest-bearing liabilities due to different interest rate changes. HMN believes that over the next twelve months interest rates could conceivably fluctuate in a range of 200 basis points up or down from where the rates were at June 30, 1998. HMN does not have a trading portfolio. The following table discloses the projected changes in market value to HMN's interest-earning assets and interest-bearing liabilities based upon incremental 100 basis point changes in interest rates from interest rates in effect on June 30, 1998.


    * This paragraph contains a forward-looking statement(s). Refer to information regarding Forward-looking Information on page 23 of this discussion.

-------------------------------------------------------------------------------

Other than trading portfolio                  Market Value
                                   --------------------------------------------
(DOLLARS IN THOUSANDS)
Basis point change in interest rates  -200     -100       0      +100     +20
-------------------------------------------------------------------------------
Cash equivalents                  $   8,248    8,244    8,234    8,228    8,221
Fixed-rate CMOs                      68,588   66,540   66,230   64,813   62,503
Variable-rate CMOs                   66,558   68,801   70,350   70,967   70,240
Fixed-rate available for sale
   mortgage-backed
   and related securities             5,181    5,122    5,062    4,944    4,774
Variable-rate available for sale
  mortgage-backed and related
  securities                            168      164      160      158      157
Fixed-rate available for sale other
  marketable securities              85,323   82,340   79,427   76,622   73,923
Variable-rate available for sale other
  marketable securities                   0        0        0        0        0
Fixed-rate loans held for sale        8,104    8,097    8,091    8,084    8,077
Fixed-rate real estate loans        342,080  338,865  331,664  321,160  309,660
Variable-rate real estate loans      84,636   83,222   81,253   78,973   76,477
Fixed-rate other loans               24,525   24,265   24,025   23,685   23,347
Variable-rate other loans            39,019   39,167   39,444   39,755   39,968
Mortgage servicing                      643      793    1,138    1,427    1,561
Limited partnerships                  2,606    3,265    4,790    5,420    6,031
                                    -------  -------  -------  -------  -------
Total market risk sensitive assets  735,679  728,885  719,868  704,236  684,939
                                    -------  -------  -------  -------  -------
NOW deposits                         21,591   21,573   21,555   21,537   21,520
Passbook deposits                    36,422   34,829   33,369   32,027   30,789
Money market deposits                41,725   40,296   38,993   37,799   36,703
Certificate deposits                379,057  375,320  371,667  368,088  364,586
Fixed-rate Federal Home Loan Bank
  advances                          143,040  138,438  134,032  129,811  125,767
Variable-rate Federal Home Loan
  Bank advances                      44,095   44,043   43,992   43,939   43,887
                                    -------  -------  -------  -------  -------
Total market risk sensitive
  liabilities                       665,930  654,499  643,608  633,201  623,252
                                    -------  -------  -------  -------  -------
Off-balance sheet financial
  instruments:
Commitments to extend credit             48       48       47       46       44
                                    -------  -------  -------  -------  -------
Net market risk                   $  69,797   74,434   76,307   71,081   61,731
                                    =======  =======  =======  =======  =======
Percentage change from current
  market value                       (8.53)%  (2.45)%    0.00%  (6.85)%(19.10)%
                                    =======  =======  =======  =======  =======


------------------------------------------------------------------------------

The preceding table was prepared utilizing the following assumptions (the "Model Assumptions") regarding prepayment and decay ratios which were determined by management based upon their review of historical prepayment speeds and future prepayment projections. Fixed rate loans were assumed to prepay at annual rates of between 6% to 46%, depending on the coupon and period to maturity. Adjustable rate mortgages ("ARMs") were assumed to prepay at annual rates of between 11% and 32%, depending on coupon and the period to maturity. Growing Equity Mortgage (GEM) loans were assumed to prepay at annual rates of between 17% and 51% depending on the coupon and the period to maturity. Mortgage-backed securities and Collateralized Mortgage Obligations
(CMOs) were projected to have prepayments based upon the underlying collateral securing the instrument. Certificate accounts were assumed not to be withdrawn until maturity. Passbook and money market accounts were assumed to decay at an annual rate of 20%.

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

ASSET/LIABILITY MANAGEMENT

*HMN's management reviews the impact that changing interest rates will have on its net interest income projected for the twelve months following June 30, 1998 to determine if its current level of interest rate risk is acceptable. The following table projects the estimated annual impact on net interest income of immediate interest rate changes called rate shocks.

      Rate Shock    Net Interest    Percentage
    in Basis Points    Income         Change
   ----------------  ---------      ----------
        +200          17,256          -4.86%
        +100          17,682          -2.51%
           0          18,138           0.00%
        -100          18,001          -0.76%
        -200          17,603          -2.95%

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

To the extent consistent with its interest rate spread objectives, the Bank attempts to reduce its interest rate risk and has taken a number of steps to restructure its assets and liabilities. The Bank has primarily focused its fixed rate one-to-four family residential lending program on loans with contractual terms of 20 years or

    *This paragraph contains a forward-looking statement(s). Refer to information regarding Forward-looking Information on page 23 of this discussion.

less. The Bank generally follows the practice of selling all of its fixed rate single family loans with contractual maturities of thirty years. At times, depending on its interest rate sensitivity, the Bank may sell fixed rate single family loans with shorter contractual maturities than thirty years in order to reduce interest rate risk and record a gain on the sale of loans.

*The following table sets forth the interest rate sensitivity of HMN's assets and liabilities at June 30, 1998, using certain assumptions that are described in more detail below:

-----------------------------------------------------------------------------
                                      Maturing or Repricing
                            -------------------------------------------------
                               Over 6
                               6 Months     Months to    Over 1-3    Over 3-5
(DOLLARS IN THOUSANDS)         or Less      One Year       Years      Years
-----------------------------------------------------------------------------
Cash equivalents              $ 8,243            0            0           0
Securities available for sale:
   Mortgage-backed and
      related securities<F1>   77,859        8,619       33,295      13,946
   Other marketable securities    970          443        7,022      37,934
Securities held to maturity:
   Mortgage-backed and
      related securities<F1>        0            0            0           0
   Other marketable securities      0            0            0           0
Loans held for sale, net        8,091            0            0           0
Loans receivable, net:<F1><F2>
   Fixed rate one-to-four
    family<F3>                 33,424       30,028       93,862      60,970
   Adjustable rate one-to-
    four family<F3>            28,001       17,083       20,052      22,132
   Multi family                 1,269        1,047        2,563         571
   Fixed rate commercial real
    estate                      6,341          306          471          94
   Adjustable rate commercial
      real estate               4,816          497          710           0
   Commercial business          2,694        1,169        2,669         935
   Consumer loans              23,023        1,395        3,702       1,741
Federal Home Loan Bank stock        0            0            0           0
                              -------      -------      -------     -------
      Total interest-earning
       assets                 194,731       60,587      164,346     138,323
                              -------      -------      -------     -------
Non-interest checking          11,135            0            0           0
NOW accounts                   21,603            0            0           0
Passbooks                       3,612        3,610       10,393       6,653
Money market accounts           2,868        2,866        8,253       5,283
Certificates                  170,022       85,711       93,519      17,902
Federal Home Loan Bank
  advances                     52,536        5,000       24,000      86,000
                              -------      -------      -------     -------
      Total interest-bearing
       liabilities            261,776       97,187      136,165     115,838
                              -------      -------      -------     -------
Interest-earning assets less
   interest-bearing
   liabilities            $   (67,045)     (36,600)      28,181      22,485
                              =======      =======      =======     =======

Cumulative interest-rate
   sensitivity gap        $   (67,045)    (103,645)     (75,464)    (52,979)
                              =======      =======      =======     =======
Cumulative interest-rate
   gap as a percentage of
   total assets at
   June 30, 1998                (9.25)%     (14.29)%     (10.41)%     (7.31)%
                              =======      =======      =======     =======
Cumulative interest-rate gap
   as a percentage of interest
   -earning assets at December
   31, 1997                     (6.36)      (15.38)
                              =======      =======
-----------------------------------------------------------------------------


-----------------------------------------------------------------------------
                                      Maturing or Repricing
                            -------------------------------------------------

                                   Over 5         No Stated
(DOLLARS IN THOUSANDS)             Years           Maturity           Total
-----------------------------------------------------------------------------
Cash equivalents                 $     0                 0            8,243
Securities available for sale:
   Mortgage-backed and
      related securities<F1>       7,557                  0         141,276
   Other marketable securities    12,844              9,448          68,661
Securities held to maturity:
   Mortgage-backed and
      related securities<F1>           0                  0               0
   Other marketable securities         0                  0               0
Loans held for sale, net               0                  0           8,091
Loans receivable, net:<F1><F2>
   Fixed rate one-to-four
    family<F3>                    97,066                  0         315,350
   Adjustable rate one-to
    -four family<F3>               2,936                  0          90,204
   Multi family                      452                  0           5,902
   Fixed rate commercial real
    estate                            24                  0           7,236
   Adjustable rate commercial
      real estate                      0                  0           6,023
   Commercial business                95                  0           7,562
   Consumer loans                    619                  0          30,480
Federal Home Loan Bank stock           0              9,170           9,170
                                --------           --------        --------
      Total interest-earning
       assets                    121,593             18,618         698,198
                                --------           --------        --------
Non-interest checking                  0                  0          11,135
NOW accounts                           0                  0          21,603
Passbooks                         11,828                  0          36,096
Money market accounts              9,388                  0          28,658
Certificates                       2,487                  0         369,641
Federal Home Loan Bank advances   10,400                  0         177,936
                                --------           --------        --------
      Total interest-bearing
       liabilities                34,103                  0         645,069
                                --------           --------        --------
Interest-earning assets less
   interest-bearing liabilities $ 87,490             18,618          53,129
                                ========           ========        ========
Cumulative interest-rate
   sensitivity gap              $ 34,511             53,129          53,129
                                ========           ========        ========
Cumulative interest-rate gap as a
   percentage of total assets at
   June 30, 1998                    4.76 %             7.33 %          7.33 %
                                ========           ========        ========
Cumulative interest-rate gap as a
   percentage of interest-earning assets
   at December 31, 1997

<FN1>Schedule prepared based upon the earlier of contractual maturity or repricing date, if applicable, adjusted for scheduled repayments of principal and projected prepayments of principal based upon experience.
<FN2>Loans receivable are presented net of loans in process and deferred loan fees.
<FN3>Construction and development loans are all one-to-four family loans and therefore have been included in the fixed rate one-to-four family and adjustable rate one-to-four family lines.

    *This paragraph contains a forward-looking statement(s). Refer to information regarding Forward-looking Information on page 23 of this discussion.

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

YEAR 2000 ISSUES

*HMN has inventoried its computer hardware, computer software, third party vendors and its other non computer equipment and has assessed or is in the process of assessing whether the items are year 2000 compliant. The hardware testing has been completed and all non compliant hardware is scheduled for replacement during the fourth quarter of 1998 at a total estimated cost of $75,000. The computer software inventory indicated that certain programs were not compliant and those programs are scheduled to be replaced with year 2000 compliant software during the remainder of 1998 and through the second quarter of 1999 at an anticipated cost of $80,000. HMN will also test all computer software to determine that the software is year 2000 compliant. Actual testing of the software is scheduled to be completed during November of 1998. The assessment of non computer equipment for year 2000 compliance indicated that HMN did not have any issues in this area.

*The majority of the Bank's loan and deposit data is supported by a third party data processing center. Other third party providers support the automated teller machines owned by the Bank and process the check clearings for the Bank's negotiable order of withdrawal accounts ("checking accounts"). The Bank is also reliant upon the Federal Home Loan Bank of Des Moines and the Federal Reserve System to properly and efficiently conduct its business. Notwithstanding the Bank's efforts, the failure of any of these third party vendors to address their year 2000 issues in a timely fashion may have an adverse effect on the Bank's ability to conduct its business. The Bank's Year 2000 Committee (the "Committee") is working very closely with its data processing center to ascertain that all software applications and hardware will be year 2000 compliant by the first or second quarter of 1999. The Committee is also monitoring the progress other key third party providers are making toward becoming year 2000 compliant.

The Committee is in the process of developing a contingency plan which incorporates the actions the Bank will take in situations where the data processing center or other key third party providers are not able to become year 2000 compliant and it will have a major impact on the Bank's business. The contingency plan is anticipated to be completed in the fourth quarter of 1998.

FORWARD-LOOKING INFORMATION

The following paragraphs within Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements and actual results may differ materially from the expectations disclosed within this Discussion and Analysis. These forward-looking statements are subject to risks and uncertainties, including those discussed below. HMN assumes no obligations to publicly release results of any revision or updates to these forward-looking statements to reflect future events or unanticipated occurrences.

    * This paragraph contains a forward-looking statement(s). Refer to information regarding Forward-looking Information on page 23 of this discussion.

     PROVISION FOR LOAN LOSSES

     The provision for loan losses for the second quarters ended June 30, 1998 and 1997 were both $75,000. The provision for loan losses for the six months ended June 30, 1998 and 1997 were both $150,000. The provision is the result of management's evaluation of the loan portfolio, a historically low level of non-performing loans, minimal loan charge-off experience, and its assessment of the general economic conditions in the geographic area where properties securing the loan portfolio are located. Management's evaluation did not reveal conditions that would cause it to increase the provision for loan losses during 1998 compared to 1997.

     Future economic conditions and other unknown factors will impact the need for future provisions for loan losses. As a result, no assurances can be given that increases in the allowance for loan losses will not be required during future periods.

     LIQUIDITY

     HMN has certificates of deposits with outstanding balances of $255.7 million that come due over the next 12 months. Based upon past experience management anticipates that the majority of the deposits will renew for another term. HMN believes that deposits which do not renew will be replaced with deposits from other customers, or funded with advances from the FHLB, or will be funded through the sale of securities. Management does not anticipate that it will have a liquidity problem due to maturing deposits.

     Competitive pricing by other institutions, the desire of a competitor to pay interest rates on deposits that are above the current rates paid by HMN, or desire by customers to put more of their funds into nontraditional bank products such as stocks and bonds could be circumstances that would cause the maturing certificates to become a liquidity problem

     MARKET RISK

     HMN utilizes a model which uses the discounted cash flows from its interest-earning assets and its interest-bearing liabilities to calculate the current market value of those assets and liabilities. The model also calculates the changes in market value of the interest-earning assets and interest-bearing liabilities due to different interest rate changes. HMN believes that over the next twelve months interest rates could conceivably fluctuate in a range of 200 basis points up or down from where the rates were at June 30, 1998. HMN does not have a trading portfolio. The following table discloses the projected changes in market value to HMN's interest-earning assets and interest-bearing liabilities based upon incremental 100 basis point changes in interest rates from interest rates in effect on June 30, 1998.

     Interest rates could fluctuate in a range of more than 200 basis points up or down from where the rates were on June 30, 1998 due to the influence of many unforseen factors not now known to HMN's management.

     HMN's actual market value changes for interest earnings assets and interest bearing liabilities may differ from the projected market values disclosed in the table mentioned above. Certain shortcomings are inherent in the method of analysis in the table. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates. The model assumes that the difference between the current interest rate being earned or paid compared to a treasury instrument or other interest rate index with a similar term to maturity (the Interest Spread) will remain constant over the interest changes disclosed in the table. Changes in Interest
     Spread could impact projected market value changes.   Certain assets, such
     as ARMs, have features which restrict changes in interest rates on a short-term basis and over the life of the assets. The market value of the interest-bearing assets which are approaching their life time interest rate caps could be different from the values disclosed in the table. In the event of a change in interest rates, prepayment and early withdrawal levels may deviate significantly from those assumed in calculating the foregoing table. The ability of many borrowers to service their debt may decrease in the event of an interest rate increase.

     ASSET/LIABILITY MANAGEMENT

     HMN's management reviews the impact that changing interest rates will have on its net interest income projected for the twelve months following June 30, 1998 to determine if its current level of interest rate risk is acceptable. The following table projects the estimated impact on the net interest income of immediate interest rate changes called rate shock.

     HMN's actual net interest income caused by interest rate changes may differ from the amounts reflected in the table which projects the estimated impact on net interest income of immediate interest rate changes called rate shocks. Certain shortcomings are inherent in the method of analysis presented in the table. In the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the foregoing table. The ability of many borrowers to service their debt may decrease in the event of a substantial increase in interest rates and could impact net interest income.

     The table sets forth the interest rate sensitivity of HMN's assets and liabilities at June 30, 1998, using certain assumptions that described in more detail below: (A Maturity or Repricing table is presented in the Asset/Liability Management section.)

     HMN's actual maturity and repricing results of its interest-earning assets and interest-bearing liabilities may differ from the amounts reflected in the gap table. Certain shortcomings are inherent in the method of analysis presented in the table. In the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the foregoing table. The ability of many borrowers to service their debt may decrease in the event of a substantial increase in interest rates and could impact the payment streams on loans. Substantial changes in interest rates could also impact the early withdrawal assumptions on certificates and other deposit accounts.

     YEAR 2000 ISSUES

     HMN has inventoried its computer hardware, computer software, third party vendors and its other non computer equipment and has assessed or is in the process of assessing whether the items are year 2000 compliant. The hardware testing has been completed and all non compliant hardware is scheduled for replacement during the fourth quarter of 1998 at a total estimated cost of $75,000. The computer software inventory indicated that certain programs were not compliant and those programs are scheduled to be replaced with year 2000 compliant software during the remainder of 1998 and through the second quarter of 1999 at an anticipated cost of $80,000. HMN will also test all computer software to determine that the software is year 2000 compliant. Actual testing of the software is scheduled to be completed during November of 1998. The assessment of non computer equipment for year 2000 compliance indicated that HMN did not have any issues in this area.

     The majority of the Bank's loan and deposit data is supported by a third party data processing center. Other third party providers support the automated teller machines owned by the Bank and process the check clearings for the Bank's negotiable order of withdrawal accounts ("checking accounts"). The Bank is also reliant upon the Federal Home Loan Bank of Des Moines and the Federal Reserve System to properly and efficiently conduct its business. Notwithstanding the Bank's efforts, the failure of any of these third party vendors to address their year 2000 issues in a timely fashion may have an adverse effect on the Bank's ability to conduct its business. The Bank's Year 2000 Committee (the "Committee") is working very closely with its data processing center to ascertain that all software applications and hardware will be year 2000 compliant by the first or second quarter of

     1999. The Committee is also monitoring the progress other key third party providers are making toward becoming year 2000 compliant.

     While HMN has inventoried and assessed its hardware, software and other non computer equipment other unforseen issues may come to light in the future with the above mentioned items that would cause HMN to incur additional costs in order to become year 2000 compliant.

     While HMN has identified and assessed the year 2000 risks related to each of its major third party vendors and providers, it is monitoring their activities related to becoming year 2000 compliant. It is still possible that the vendors and providers may not be year 2000 compliant and the contingency plan that HMN is developing would not have anticipated the problem. An example of this situation would be if all the telephone communication lines became in operative because of a year 2000 issue on September 9, 1999, the Bank would not be able to process its daily activity and servicing its customers would be difficult without the communication lines for any extended period of time. It would be difficult to have a contingency plan that would allow the Bank to conduct its business without using the communication lines to transmit its business activity.

                               HMN FINANCIAL, INC.

                           PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings.

          None.

ITEM 2.   Changes in Securities.

          Not applicable

ITEM 3.   Defaults Upon Senior Securities.

          Not applicable.

ITEM 4.   Submission of Matters to a Vote of Security Holders.

          The Annual Meeting of Stockholders of the Company was held on April 28, 1998 at 10:00 a.m..

          The following is a record of the votes cast in the election of two directors of the Company each with a term to expire in 2001:

                                                      BROKER
                             FOR      VOTE WITHHELD   NON-VOTES
                          ----------  -------------  ----------
          M.F. Schumann     3,156,259   422,320           --
          Roger P. Weise    3,152,463   426,116           --

          Accordingly, the individuals named above were declared to be duly elected directors of the Company for terms to expire in 2001, respectively.

          Terms for directors continuing in office are as follows:

                                    TERM EXPIRES
                                   --------------
          James B. Gardner              1999
          Timothy R. Geisler            1999
          Duane D. Benson               2000
          Irma R. Rathbun               2000

          The following is a record of the votes cast in respect of the proposal to amend the Company's Certificate of Incorporation, increasing the number of authorized share of Common Stock from 7 million to 11 million.

                         NUMBER                   PERCENTAGE OF VOTES
                         OF VOTES                    ACTUALLY CAST
                       ------------               -------------------
          FOR            3,443,833                      96.24%

          AGAINST          110,631                       3.09%

          ABSTAIN           24,115                        .67%

          BROKER
          NON-VOTES             --                         0%

          Accordingly, the proposal described above was declared to be duly adopted by the stockholders of the Company.


          The following is a record of the votes cast in respect of the proposal to ratify the appointment of KPMG Peat Marwick, LLP as the Company's auditors for the fiscal year ending December 31, 1998.

                           NUMBER                 PERCENTAGE OF VOTES
                          OF VOTES                    ACTUALLY CAST
                        ------------              -------------------

          FOR              3,568,214                    99.71%

          AGAINST              8,825                      .25%

          ABSTAIN              1,540                      .04%

          BROKER
          NON-VOTES             --                          0%

          Accordingly, the proposal described above was declared to be duly adopted by the stockholders of the Company.

ITEM 5.   Other Information.

            None.

ITEM 6.   Exhibits and Reports on Form 8-K.

          (a)       Exhibits.  See Index to Exhibits on page 30 of this report.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   HMN FINANCIAL, INC.
                                   Registrant


Date:       8/13/98                       /s/ Roger P. Weise
                                        Roger P. Weise,
                                        Chairman, President and
                                        Chief Executive Officer
                                        (Duly Authorized Officer)


Date:       8/13/98                       /s/ James B. Gardner
                                        James B. Gardner,
                                        Executive Vice President
                                        (Principal Financial Officer)

                               HMN FINANCIAL, INC.
                                INDEX TO EXHIBITS
                                  FOR FORM 10-Q

                                                 Reference      Sequential
                                                  to Prior    Page Numbering
   Regulation                                    Filing or    Where Attached
     S-K                                           Exhibit       Exhibits Are
   Exhibit                                         Number     Located in This
    Number               Document             Attached Hereto  Form 10-Q Report
---------------  ---------------------------- -------------- ------------------
       2       Plan of acquisition, reorganization,   N/A           N/A
               arrangement, liquidation or succession.

       3(a)    Articles of Incorporation               *5           N/A

       3(b)    By-laws                                 *4           N/A

       4       Instruments defining the rights of      *1           N/A
               security holders, Including indentures

       5(a)    Amendment to the Home Federal Savings   *3           N/A
               Bank Employees' Savings & Profit Sharing
               Plan dated January 28, 1997.

       5(b)    Amendment to the Adoption Agreement for *3           N/A
               Home Federal Savings Bank Employees'
               Savings & Profit Sharing Plan and
               Trust effective June 17, 1997.

     10.1(a)   Employment agreement for Mr. Weise      *2           N/A
               dated June 29, 1994

     10.1(b)   Extension of employment agreement to   10.1(b)      Filed
               date of May Board Meeting in May 2001           electronically


     10.2(a)   Employment agreement for Mr. Gardner     *2          N/A
               dated June 29, 1994

     10.2(b)   Extension of employment agreement to  10.2(b)       Filed
               date of May Board Meeting in May 2001           electronically

       11      Computation of Earnings Per Common       11         Filed
               Share                                           electronically

       27      Financial Data Schedule                  27         Filed
                                                               electronically

     99.1      Financial Statements for Home            *6          N/A
               Federal Savings Bank Employees'
               Savings and Profit Sharing Plan

*1 Filed April 1, 1994, as exhibits to the Registrant's Form S-1 registration statement (Registration No. 33-77212) pursuant to the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.
*2        Filed as an exhibit to the Registrant's Form 10-K for 1994 (file No.
          0-24100). All previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-K.
*3 Filed as an exhibit to the Registrant's Form 10-Q for June 30, 1997 (file no. 0-24100). All previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-K.
*4 Filed as an exhibit to Registrant's Form 10-Q for September 30, 1997 (file no. 0-24100). All previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-K.
*5 Filed as an exhibit to Registrant's Form 10-Q for March 31, 1998 (file no. 0-24100). All previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-K.
*6        Filed as Form 11-K for December 31, 1997 on June 29, 1998 (file no.
          0-24100).