Form 10-Q
period 1998-09-30
HMN FINANCIAL INC
filed 1998-11-17
CIK 921183

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
             ------------------------------------------------------

                                    FORM 10-Q

/x/  QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15 (d) OF the
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998

                                       OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OF 15 (d) FOR THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to _________

                    Commission File Number 0-24100
                          HMN FINANCIAL, INC.
     ------------------------------------------------------
      (Exact name of Registrant as specified in its Charter)

                  Delaware                                       41-1777397
     --------------------------------------           -----------------------

     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                    Identification Number)

     101 North Broadway, Spring Valley, Minnesota      55975-0231
     ---------------------------------------------     -----------------
     (Address of principal executive offices)          (ZIP Code)

Registrant's telephone number, including area  code:     (507) 346-1100
                                                         ---------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes /x/   No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                  Class                     Outstanding at November 6, 1998
----------------------------------         ----------------------------------
Common stock, $0.01 par value                             5,387,404

                               HMN FINANCIAL, INC.

                                    CONTENTS

PART I - FINANCIAL INFORMATION
                                                                        Page

                                                                        ----
Item 1:   Financial Statements (unaudited)

     Consolidated Balance Sheets at
     September 30, 1998 and December 31, 1997                             3

     Consolidated Statements of Income for the
     Three Months Ended and Nine Months Ended
     September 30, 1998 and 1997                                          4

     Consolidated Statements of Comprehensive Income for the
     Three Months and Nine Months Ended September 30, 1998 and 1997       5

     Consolidated Statement of Stockholders' Equity
     for the Nine Month Period Ended September 30, 1998                   5

     Consolidated Statements of Cash Flows for
     the Nine Months Ended September 30, 1998 and 1997                  6-7

     Notes to Consolidated Financial Statements                           8

Item 2:   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          15

Item 3:   Quantitative and Qualitative Disclosures about Market Risk
            Discussion included in Item 2 under Market Risk              20

PART II - OTHER INFORMATION

Item 1:   Legal Proceedings                                              29

Item 2:   Changes in Securities                                          29

Item 3:   Defaults Upon Senior Securities                                29

Item 4:   Submission of Matters to a Vote of Security Holders            29

Item 5:   Other Information                                              29

Item 6:   Exhibits and Reports on Form 8-K                               29

Signatures                                                               30

PART I - FINANCIAL STATEMENTS

                      HMN FINANCIAL, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (unaudited)



             ASSETS                       September 30,        December 31,
                                              1998                1997
                                          -----------          -----------
Cash and cash equivalents               $   7,476,007            9,364,635
Securities available for sale:
   Mortgage-backed and related securities
     (amortized cost $138,279,816 and
      $135,598,404)                       137,315,620          135,935,482
   Other marketable securities
     (amortized cost $56,008,248 and
      $68,356,926)                         56,326,132           69,923,477
                                          -----------          -----------
                                          193,641,752          205,858,959
                                          -----------          -----------
Loans held for sale                         6,881,986            2,287,265
Loans receivable, net                     466,470,932          442,068,600
Federal Home Loan Bank stock, at cost       9,403,800            7,432,200
Real estate, net                               10,067              133,939
Premises and equipment, net                 7,496,711            5,880,710
Accrued interest receivable                 3,903,926            4,038,131
Investment in limited partnerships          2,556,453            5,989,399
Goodwill                                    4,386,192            4,500,873
Core deposit intangible                     1,331,002            1,546,273
Investment in mortgage servicing rights       877,824              781,005
Prepaid expenses and other assets           1,832,575            1,349,521
                                          -----------          -----------
      Total assets                      $ 706,269,227          691,231,510
                                          ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                $ 446,332,538          467,347,688
Federal Home Loan Bank advances           184,578,583          127,650,021
Other borrowed money                          100,000                    0
Accrued interest payable                    1,699,726            1,365,064
Advance payments by borrowers for
 taxes and insurance                          762,726              786,619
Accrued expenses and other liabilities      4,655,001            6,056,356
Due to stockholders of Marshalltown
 Financial Corporation                         48,082            3,555,352
                                          -----------          -----------
      Total liabilities                   638,176,656          606,761,100
                                          -----------          -----------
Commitments and contingencies
Stockholders' equity:
   Serial preferred stock: authorized
    500,000 shares; issued and
    outstanding none                                0                    0
   Common stock ($.01 par value):
    authorized 11,000,000 shares;
    issued 9,128,568 shares                    91,286               91,286
   Additional paid-in capital              59,870,621           59,698,662
   Retained earnings, subject to
    certain restrictions                   61,652,939           60,224,253
   Accumulated other comprehensive
    income (loss)                            (403,216)           1,129,818
   Unearned employee stock ownership plan
    shares                                 (5,753,839)          (4,554,280)
   Unearned compensation restricted
    stock awards                             (394,361)            (600,668)
   Treasury stock, at cost 3,752,509
    and 2,912,111 shares                  (46,970,859)         (31,518,661)
                                          -----------          -----------
      Total stockholders' equity           68,092,571           84,470,410
                                          -----------          -----------
    Total liabilities and
     stockholders' equity              $  706,269,227          691,231,510
                                          ===========          ===========

See accompanying notes to consolidated financial statements.

                      HMN FINANCIAL, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                                   (unaudited)


                                   Three Months Ended      Nine Months Ended
                                      September 30,          September 30,
                                    1998        1997       1998        1997
                                ----------------------- -----------------------
Interest Income:
 Loans receivable               $ 8,905,981  6,939,224  26,346,061  20,730,094
 Securities available for sale:
   Mortgage-backed and related    2,188,930  2,092,964   6,566,267   6,458,996
   Other marketable                 952,855  1,119,452   3,138,830   2,621,762
 Securities held to maturity:
   Mortgage-backed and related            0          0           0      33,400
   Other marketable                       0          0           0      10,032
 Cash equivalents                    90,067     55,643     362,014     225,237
 Other                              158,825    107,187     430,383     304,159
                                 ---------- ----------  ----------  ----------
    Total interest income        12,296,658 10,314,470  36,843,555  30,383,680
                                 ---------- ----------  ----------  ----------
Interest expense:
 Deposits                         5,613,824  4,749,737  17,038,627  13,993,332
 Federal Home Loan Bank advances  2,625,181  1,714,642   7,164,278   4,792,552
                                 ---------- ----------  ----------  ----------
    Total interest expense        8,239,005  6,464,379  24,202,905  18,785,884
                                 ---------- ----------  ----------  ----------
      Net interest income         4,057,653  3,850,091  12,640,650  11,597,796
Provision for loan losses            85,000     75,000     235,000     225,000
                                 ---------- ----------  ----------  ----------
      Net interest income after
       provision for loan losses  3,972,653  3,775,091  12,405,650  11,372,796
                                 ---------- ----------  ----------  ----------
Non-interest income (loss):
  Fees and service charges          254,333    121,489     745,678     318,346
  Securities gains, net             348,025    487,547   1,982,104     872,159
  Gain on sales of loans            518,570    117,302   1,236,706     334,367
  Earnings (loss) in limited
   partnerships                  (2,676,458)    67,109  (3,614,071)    179,595
  Other                             128,341     85,121     403,265     278,191
                                 ---------- ----------  ----------  ----------
    Total non-interest income
     (loss)                      (1,427,189)   878,568     753,682   1,982,658
                                 ---------- ----------  ----------  ----------
Non-interest expense:
  Compensation and benefits       1,581,907  1,431,853   5,314,221   4,106,699
  Occupancy                         361,191    245,202   1,083,951     718,801
  Federal deposit insurance premiums 72,608     57,478     219,047     175,379
  Advertising                       124,067     62,763     353,020     214,557
  Data processing                   167,003    129,100     505,561     372,432
  Provision for real estate losses        0          0           0       3,000
  Other                             929,928    302,449   2,457,387     879,374
                                  --------- ----------  ----------  -----------
    Total non-interest expense    3,236,704  2,228,845   9,933,187   6,470,242
                                  --------- ----------  ----------  ----------
    Income (loss) before income
     tax expense                   (691,240) 2,424,814   3,226,145   6,885,212
Income taxes                       (257,000)   900,703   1,213,000   2,554,400
                                  --------- ----------  ----------  ----------
    Net income (loss)           $  (434,240) 1,524,111   2,013,145   4,330,812
                                  ========= ==========  ==========  ==========
Basic earnings (loss) per share $     (0.09)      0.28        0.40        0.78
                                  ========= ==========  ==========  ==========
Diluted earnings (loss) per share$    (0.09)      0.26        0.37        0.73
                                  ========= ==========  ==========  ==========


See accompanying notes to consolidated financial statements.

                      HMN FINANCIAL, INC. AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
                                   (unaudited)


                                          Three Months Ended September 30,
                                            1998                   1997
                                   ---------------------  --------------------
Net income (loss)                $            (434,240)               1,524,111
Other comprehensive income,
 net of tax:
 Unrealized gains (losses)
  on securities:
   Unrealized holding gains (losses)
    arising during  period       (1,063,613)              1,275,488
   Less: reclassification
    adjustment for gains
    included in net income          213,939                 290,877
                                  ---------               ---------
Other comprehensive income (loss)           (1,277,552)                 984,611
                                             ---------                ---------
Comprehensive income (loss)     $           (1,711,792)               2,508,722
                                             =========                =========


                                           Nine Months Ended September 30,
                                            1998                    1997
                                   ----------------------  --------------------
Net income (loss)                   $            2,013,145           4,330,812
Other comprehensive income,
 net of tax:
  Unrealized gains (losses)
   on securities:
   Unrealized holding gains (losses)
    arising during  period             (314,587)           2,010,631
    Less: reclassification adjustment
     for gains included in net income 1,218,447              520,342
                                      ---------            ---------
Other comprehensive income (loss)               (1,533,034)          1,490,289
                                                 ---------           ---------
Comprehensive income (loss)         $              480,111           5,821,101
                                                 =========           =========


See accompanying notes to consolidated financial statements.

                      HMN FINANCIAL, INC. AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity
               For the Nine Month Period Ended September 30, 1998
                                   (unaudited)

                                                                 Accumulated
                                      Additional                    Other
                         Common        Paid-in      Retained    Comprehensive
                          Stock        Capital      Earnings    Income (Loss)
                      --------------------------------------------------------
Balance,
December 31, 1997     $   91,286     59,698,662    60,224,253     1,129,818
  Net income                                        2,013,145
 Other comprehensive
   income (loss)                                                 (1,533,034)
  Treasury stock purchases
  Amortization of
    restricted stock awards
  Restricted stock awards
    cancelled
   Tax benefits of restricted
    stock awards                         70,639
  Shares purchased for
    employee stock
    ownership plan
  Earned employee stock
    ownership plan shares               218,777
  Employee stock options
    exercised                          (143,170)
 Tax benefit of exercised
    stock options                        27,438
  Dividends paid                                     (584,459)
  Fractional shares
   purchased                             (1,725)
                       ---------     ----------   -----------    ----------
Balance,
 September 30, 1998  $    91,286     59,870,621    61,652,939      (403,216)
                       =========     ==========   ===========    ==========


                         Unearned
                         Employee
                           Stock         Unearned
                         Ownership     Compensation                Total
                           Plan         Restricted    Treasury  Stockholders'
                          Shares       Stock Awards    Stock       Equity
                      -------------------------------------------------------
Balance,
December 31, 1997    $ (4,554,280)      (600,668)   (31,518,661)   84,470,410
  Net income                                                        2,013,145
 Other comprehensive
   income (loss)                                                   (1,533,034)
  Treasury stock purchases                          (15,685,962)  (15,685,962)
  Amortization of
    restricted stock awards              177,185                      177,185
  Restricted stock awards
    cancelled                             29,122        (29,122)            0
   Tax benefits of restricted
    stock awards                                                       70,639
  Shares purchased for
    employee stock
    ownership plan     (1,476,000)                                 (1,476,000)
  Earned employee stock
    ownership plan
    shares                276,441                                     495,218
  Employee stock options
    exercised                                           262,877       119,707
 Tax benefit of exercised
    stock options                                                      27,438
  Dividends paid                                                     (584,459)
  Fractional shares
    purchased                                                 9        (1,716)
                       ----------      ----------   -----------   -----------
Balance,
 September 30, 1998 $  (5,753,839)      (394,361)   (46,970,859)   68,092,571
                      ==========       ==========   ===========   ===========

See accompanying notes to consolidated financial statements.

                      HMN FINANCIAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                          Nine Months Ended
                                                            September 30,
                                                         1998          1997
                                                   ----------------------------
Cash flows from operating activities:
   Net income                                     $  2,013,145      4,330,812
   Adjustments to reconcile net income to
     cash provided by operating activities:
     Provision for loan losses                         235,000        225,000
     Provision for real estate losses                        0          3,000
     Depreciation                                      455,195        314,248
     Amortization of (discounts) premiums, net         (99,108)      (175,404)
     Amortization of deferred loan fees               (469,874)      (297,964)
     Amortization of goodwill                          135,477              0
     Amortization of core deposit intangible           215,271              0
     Amortization of other purchase accounting
      adjustments                                      582,961              0
     Amortization of mortgage servicing rights         616,896              0
     Provision for deferred income taxes               255,000        294,750
     Securities gains, net                          (1,982,104)      (872,159)
     Gain on sales of real estate                      (21,777)        (3,743)
     Gain on sales of loans                         (1,236,706)      (334,366)
     Proceeds from sale of loans held for sale     108,788,891     14,425,602
     Disbursements on loans held for sale          (81,539,946)   (11,548,571)
     Amortization of restricted stock awards           177,185        173,472
     Amortization of unearned ESOP shares              276,441        288,180
     Earned employee stock ownership shares
      priced above original cost                       218,777        207,238
     Decrease in accrued interest receivable           134,205        234,627
     Increase (decrease) in accrued interest payable   334,662       (395,504)
     Equity (earnings) loss of limited partnerships  3,614,071       (179,596)
     Increase in other assets                         (483,054)      (133,526)
     Increase (decrease) in other liabilities         (541,372)       377,696
     Other, net                                       (173,639)        11,970
                                                   -----------    -----------
       Net cash provided by operating activities    31,505,597      6,945,762
                                                   -----------    -----------
Cash flows from investing activities:
   Proceeds from sales of securities
    available for sale                             119,137,787     63,095,246
   Principal collected on securities
    available for sale                              27,152,425     10,496,126
   Proceeds collected on maturity of
    securities available for sale                   32,674,876     27,618,412
   Purchases of securities available for sale     (165,638,598)   (95,055,935)
   Proceeds from sales of securities held
    to maturity                                              0        348,871
   Principal collected on securities held
    to maturity                                              0        240,441
   Proceeds collected on maturity of securities
    held to maturity                                         0      1,000,000
   Proceeds from sales of loans receivable           3,252,274     22,819,187
   Purchases of mortgage servicing rights             (550,532)      (400,008)
   Purchase of interest in limited partnerships       (181,125)    (2,438,750)
   Purchase of Federal Home Loan Bank stock         (1,971,600)      (802,700)
   Net increase in loans receivable                (60,381,549)   (40,150,202)
   Proceeds from sale of real estate                   152,415         35,627
   Purchases of premises and equipment              (2,071,196)      (963,474)
   Decrease in due to stockholders of
    Marshalltown Financial Corporation              (3,507,270)             0
                                                   -----------     ----------
      Net cash used by investing activities        (51,932,093)   (14,157,159)
                                                   -----------     ----------
Cash flows from financing activities:
   Increase (decrease) in deposits                 (20,838,371)     4,205,405
   Purchase of treasury stock                      (15,685,962)    (4,109,637)
   Increase in unearned ESOP shares                 (1,476,000)             0
   Stock options exercised                             119,707            138
   Dividends to stockholders                          (584,459)             0
   Fractional shares purchased from stock split         (1,716)             0
   Proceeds from Federal Home Loan Bank advances   125,500,000    121,500,000
   Repayment of Federal Home Loan Bank advances    (68,571,438)  (115,571,426)
   Increase in other borrowed money                    100,000              0
   Decrease (increase) in advance payments by
    borrowers for taxes and insurance                  (23,893)       239,156
                                                   -----------     ----------
      Net cash provided by financing activities     18,537,868      6,263,636
                                                   -----------     ----------
      Decrease in cash and cash equivalents         (1,888,628)      (947,761)
Cash and cash equivalents, beginning of period       9,364,635     10,583,717
                                                   -----------     ----------
Cash and cash equivalents, end of period         $   7,476,007      9,635,956
                                                   ===========     ==========


Supplemental cash flow disclosures:
   Cash paid for interest                        $  18,451,222     18,390,380
   Cash paid for income taxes                        1,724,441      2,255,500
Supplemental noncash flow disclosures:
   Loans securitized and transferred to
    securities available for sale                $   1,930,846      9,608,294
   Securities held to maturity transferred
    to securities available for sale                         0      1,295,147
   Loans transferred to loans held for sale         30,617,345      4,071,410
   Transfer of loans to real estate                     17,105        188,776
   Transfer of real estate to loans                          0         84,772


See accompanying notes to consolidated financial statements.

                      HMN FINANCIAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                           September 30, 1998 and 1997

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

(2) BASIS OF PREPARATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of comprehensive income, consolidated statements of stockholders' equity and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The statements of income for the three month and nine month periods ended September 30, 1998 are not necessarily indicative of the results which may be expected for the entire year.

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

The gross unrealized holding losses for the third quarter of 1998 were $1.73 million, the income tax benefit would have been $667,000 and therefore, the net losses were $1.06 million. The gross reclassification adjustment for the third quarter of 1998 was $348,000, the income tax expense would have been $134,000 and therefore, the net reclassification adjustment was $214,000. The gross unrealized holding gains for the third quarter of 1997 were $2.14 million, the income tax expense would have been $863,000 and therefore, the net gain was $1.28 million. The gross reclassification adjustment for the third quarter of 1997 was $488,000, the income tax expense would have been $197,000 and therefore, the net reclassification adjustment was $291,000.

The gross unrealized holding losses for the nine month period ended September 30, 1998 were $568,000, the income tax benefit would have been $253,000 and therefore, the net losses were $315,000. The gross reclassification adjustment for the first nine months of 1998 was $1.98 million, the income tax expense would have been $764,000 and therefore, the net reclassification adjustment was $1.22 million. The gross unrealized holding gains for the nine month period ended September 30, 1997 were $3.37 million, the income tax expense would have been $1.36 million and therefore, the net gain was $2.01 million. The gross reclassification adjustment for the first nine months of 1997 was $872,000, the income tax expense would have been $352,000 and therefore, the net reclassification adjustment was $520,000.

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

Under SFAS No. 133, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk.

SFAS No. 133 precludes designating a nonderivative financial instrument as a hedge of an asset, liability, unrecognized firm commitment, or forecasted transaction except that a nonderivative instrument denominated in a foreign currency may be designated as a hedge of the foreign currency exposure of an unrecognized firm commitment denominated in a foreign currency or a net investment in a foreign operation.

SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of FASB No. 133. HMN is anticipating that it will adopt SFAS No. 133 in the first quarter of 2000 and is currently studying the impact of adopting the statement on its financial statements.

In October 1998, the FASB issued SFAS No. 134, ACCOUNTING FOR MORTGAGE-BACKED SECURITIES RETAINED AFTER THE SECURITIZATION OF MORTGAGE LOANS HELD FOR SALE BY A MORTGAGE BANKING ENTERPRISE, which amends SFAS No. 65 to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments.

SFAS No. 134 is effective for the first fiscal quarter beginning after December 15, 1998. Early application is encouraged and is permitted as of October of 1998. HMN anticipates adopting SFAS No. 134 in the first quarter of 1999 and believes that it will not have a material impact on HMN's financial condition or the results of its operations.

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

The stock split increased HMN's outstanding common shares from 6,085,775 to 9,128,568 shares. Stockholders' equity has been restated to give retroactive effect to the stock split for all periods presented by reclassifying from additional paid-in capital to common stock the par value of the additional shares arising from the stock split. In addition all references in the Consolidated Financial

Statements and Notes thereto to number of shares, per-share amounts, stock option data and market prices of HMN's common stock have been restated giving retroactive recognition to the stock split.

Cash dividends of $0.06 per share were paid on June 12, 1998 and September 10, 1998 to stockholders of record on May 27, 1998 and August 27, 1998, respectively.

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

The following Unaudited Pro Forma Condensed Combined Statements of Income for the three months and nine months ended September 30, 1997 combine HMN's income statement with MFC's income statement. The statement is presented as if the Merger had been effective at the beginning of the period presented, after giving effect to certain pro forma adjustments described in the accompanying notes.

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



             UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENTS OF INCOME
                       Three months ended September 30, 1997

                                                       Pro Forma
                                                ------------------------------
                              HMN        MFC     Adjustments          Combined
                          ----------- ---------- ----------         ----------
Total interest income    $ 10,314,470  2,235,881  (497,550) (1)(2)  12,052,801
Total interest expense      6,464,378  1,389,101   106,685  (3)(4)   7,960,164
                           ---------- ----------  ---------         ----------
   Net interest income      3,850,092    846,780  (604,235)          4,092,637
Provision for loan losses      75,000      2,500                        77,500
Non-interest income           878,567      4,412                       882,979
Non-interest expense        2,228,845    582,195   123,560  (5)(6)   2,934,600
                           ---------- ----------  ---------         ----------
   Income before income
    tax expense             2,424,814    266,497  (727,795)          1,963,516
Income tax expense            900,703     86,022  (258,751)            727,974
                           ---------- ----------  ---------         ----------
   Net income            $  1,524,111    180,475  (469,044)          1,235,542
                           ========== ==========  =========         ==========
Basic earnings per share $       0.28       0.13                          0.22
Diluted earnings
  per share              $       0.26       0.12                          0.21
Weighted average shares
  outstanding:
   Basic                    5,533,211  1,411,475                     5,533,211
   Diluted                  5,955,258  1,470,860                     5,955,258


           UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENTS OF INCOME
                    Nine months ended September 30, 1997

                                                            Pro Forma
                                                  ----------------------------
                              HMN         MFC    Adjustments          Combined
                          ----------- --------- ------------         ---------
Total interest income   $ 30,383,679  6,644,813  (1,510,160) (1)(2)  35,518,332
Total interest expense    18,785,884  4,115,712     271,990  (3)(4)  23,173,586
                          ---------- ---------- -----------          ----------
   Net interest income    11,597,795  2,529,101  (1,782,150)         12,344,746
Provision for loan losses    225,000      7,500                         232,500
Non-interest income        1,982,659     72,385                       2,055,044
Non-interest expense       6,470,244  1,720,196     370,680  (5)(6)   8,561,120
                          ---------- ---------- -----------          ----------
   Income before income
    tax expense            6,885,210    873,790  (2,152,830)          5,606,170
Income tax expense         2,554,400    246,526    (722,439)          2,078,488
                          ---------- ---------- -----------          ----------
   Net income           $  4,330,810    627,264  (1,430,392)          3,527,682
                          ========== ========== ===========          ==========
Basic earnings per share$       0.78       0.44                            0.64
Diluted earnings per share$     0.73       0.43                            0.60
Weighted average shares
  outstanding:
   Basic                   5,532,155  1,411,475                       5,532,155
   Diluted                 5,904,637  1,470,717                       5,904,637


   Description of adjustments:
(1) Represents amortization of MFC mark-to-market adjustments under the purchase method of accounting for loans.
(2) Represents amortization of MFC mark-to-market adjustments under the purchase method of accounting for securities, and the forgone interest income resulting from the planned sale of $15.8 million of securities.
(3) Represents amortization of MFC mark-to-market adjustments under the purchase method of accounting for deposits.
(4) Represents the net interest cost of borrowing $10.0 million to fund the MFC acquisition.
(5)  Represents amortization of goodwill and core deposit intangible.
(6) Represents the additional depreciation on premises and equipment related to the MFC mark-to-market adjustments.

Pursuant to the Merger and consistent with generally accepted accounting principles (GAAP), certain adjustments were recorded, primarily to accrue for specific, identified costs related to the merger of MFC. The amounts of the Merger related costs are subject to revisions as economic conditions change or as more information becomes available.

HMN expects to achieve operating cost savings primarily through reductions in staff and the consolidation of certain functions such as data processing, investments and other back office operations at MFC. The operating cost savings are expected to be achieved in various amounts at various times during the years subsequent to the acquisition of MFC and not ratably over, or at the beginning or end of, such periods. No adjustment has been reflected in the Unaudited Pro Forma Condensed Combined Statement of Income for the three months and nine months ended September 30, 1997 for the anticipated cost savings.

(6) INVESTMENT IN LIMITED PARTNERSHIP AND MORTGAGE SERVICING IMPAIRMENT
    RESERVES

During the third quarter of 1998 HMN increased valuation reserves on mortgage servicing assets by $287,000 and recognized a $2.5 million decline in its partnership investment as its proportionate share of losses after the partnership increased valuation reserves on its mortgage servicing assets; resulting in an aggregate pretax charge to HMN's third quarter income of $2.8 million. For the nine months ended September 30, 1998 year to date pretax income was reduced by $421,000 related to establishing valuation reserves on mortgage servicing assets and pretax income was reduced by a $3.5 million charge which recognized HMN's proportionate share of losses on its partnership investment after the partnership established valuation reserves on its mortgage servicing assets.

(7) EARNINGS PER SHARE

The following table reconciles the weighted average shares outstanding and the income available to common shareholders used for basic and diluted EPS:

                                         Three months          Nine Months
                                        ended Sept 30,        ended Sept 30,
                                    --------------------- ---------------------
                                        1998     1997         1998      1997
                                    ---------- ---------- ---------- ----------

Weighted average number of common
  shares outstanding used in basic
  earnings per common share
  calculation                        4,625,803  5,533,211  5,038,496  5,532,155

Net dilutive effect of:
 Options                                     0    348,039    358,514    293,476
 Restricted stock awards                     0     74,009     54,344     79,007
                                     ---------- --------- ---------- ----------
Weighted average number of shares
 outstanding adjusted for effect of
 dilutive securities                 4,625,803  5,955,259  5,451,354  5,904,637
                                     ========== ========= ========== ==========
Income (loss) available to common
 shareholders                      $  (434,240) 1,524,111  2,013,145  4,330,812

Basic earnings (loss) per common
 share                             $     (0.09)      0.28       0.40       0.78
Diluted earnings (loss)  per
 common share                      $     (0.09)      0.26       0.37       0.73

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

Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Tangible, Tier I (Core), and Risk-based capital (as defined in the regulations) to adjusted total assets and risk-weighted assets (as defined). Management believes, as of September 30, 1998, that the Bank meets all capital adequacy requirements to which it is subject.

Management believes that based upon the Bank's capital calculations at September 30, 1998 and other conditions consistent with the Prompt Corrective Actions Provisions of the OTS regulations, the Bank would be categorized as well capitalized.

On September 30, 1998 the Bank's tangible assets and adjusted total assets were $678.7 million and its risk-weighted assets were $335.2 million. The following table presents the Bank's capital amounts and ratios at September 30, 1998 for actual capital, required capital and excess capital including ratios in order to qualify as being well capitalized under the Prompt Corrective Actions regulations.

-----------------------------------------------------------------------------
                                                           Required to be
                                                             Adequately
                                     Actual                  Capitalized
                             ------------------------ -----------------------
(IN THOUSANDS)                Amount       Percent       Amount      Percent
                             ------------------------------------------------
Bank stockholder's equity   $ 46,377
Plus:
  Net unrealized loss (gain)
   on certain securities
   available for sale             89
Less:
  Goodwill and other
    intangibles                5,717
  Excess mortgage
   servicing rights              238
                              ------
Tier I or core capital        40,511                      $27,148
                              ------
  Tier I capital to
   adjusted total assets                   5.97%                        4.00%
  Tier I capital to risk-
   weighted assets                        12.08%

Less:
 Equity investments and
   other assets required to
   be deducted                    22
Plus:
 Allowable allowance for
   loan losses                 2,966
                             -------
Risk-based capital         $  43,455                      $26,819
                             =======
Risk-based capital to risk-
   weighted assets                        12.96%                        8.00%
-------------------------------------------------------------------------------


------------------------------------------------------------------------------

                                                               To Be Well
                                                            Capitalized Under
                                                            Prompt Corrective
                                    Excess Capital         Actions Provisions
                               ------------------------------------------------
(IN THOUSANDS)                   Amount      Percent       Amount      Percent
                               ------------------------------------------------
Bank stockholder's equity     $
Plus:
  Net unrealized loss (gain)
   on certain securities
   available for sale
Less:
  Goodwill and other
    intangibles
  Excess mortgage
   servicing rights
Tier I or core capital           13,363                    $33,936
  Tier I capital to
   adjusted total assets                       1.97%                    5.00%
  Tier I capital to risk-
   weighted assets                                                      6.00%
Less:
 Equity investments and
   other assets required to
   be deducted
Plus:
 Allowable allowance for
   loan losses
Risk-based capital            $  16,636                     33,524
Risk-based capital to risk-
   weighted assets                             4.96%                   10.00%

-------------------------------------------------------------------------------

The tangible capital of the Bank was in excess of the minimum 2% required at September 30, 1998, but is not reflected in the table above.

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

STOCK SPLIT

In February of 1998 HMN announced that its Board of Directors had authorized a three-for-two stock split in the form of a fifty percent stock dividend subject to stockholder approval at the annual meeting of stockholders held on April 28, 1998 to increase HMN's authorized common stock from 7.0 million shares to 11.0 million shares. At the annual meeting the stockholders approved the increase in authorized common stock. The Board of Directors then declared that the split would be distributed on May 22, 1998 to shareholders of record on May 8, 1998. The financial statements included in this Form 10-Q for the quarter and nine month periods ended September 30, 1997 and the nine month period ended September 30, 1998 have been presented assuming that the stock split had taken place at the beginning of those periods. Earnings per share calculations included in the financial statements were based upon post split weighted average outstanding share information.

NET INCOME (LOSS)

HMN's net loss for the third quarter of 1998 was $434,000, a decrease in earnings of $1.96 million, compared to net income of $1.5 million for the third quarter of 1997. The decrease in net income was primarily the result of a $2.3 million decline in non-interest income and a $1.0 million increase in non-interest expense which was partially offset by a $208,000 increase in net interest income. During the third quarter of 1998, HMN incurred a pretax charge of $287,000 when it adjusted its valuation reserves on mortgage servicing assets. HMN also incurred a pretax charge of $2.5 million when it recognized its proportionate share of losses on a partnership investment after the partnership adjusted valuation reserves on its mortgage servicing assets. The combined charges totalling $2.8 million decreased both basic earnings per share and diluted earnings per share by $0.38 for the third quarter of 1998. Basic loss per share for the third quarter of 1998 was $0.09, a decrease of $0.37, compared to $0.28 basic earnings per share for the third quarter of 1997. Diluted loss per share for the third quarter of 1998 was $0.09, a decrease of $0.35, compared to $0.26 diluted earnings per share for the third quarter of 1997.

Net income for the nine-month period ended September 30, 1998 was $2.0 million, a decrease of $2.3 million, compared to $4.3 million for the same nine month period of 1997. The decrease in net income was the result of a $1.2 million decrease in non-interest income and a $3.5 million increase in non-interest expense which was partially offset by a $1.0 million increase in net interest income. During the nine month period ended September 30, 1998, HMN recognized an aggregate pretax charge of $421,000 relating to adjusting valuation reserves on its mortgage servicing assets. HMN also recognized an aggregate pretax charge of $3.5 million on its partnership investment after the partnership adjusted the partnership's valuation reserves on its mortgage servicing assets. The charges related to mortgage servicing assets decreased basic earning per share and diluted earnings per share for the nine month period ended September 30, 1998 by $0.49 and $0.45, respectively. Basic earnings per share for the nine month period ended September 30, 1998 were $0.40, compared to $0.78 for the same nine month period in 1997. Diluted earnings per share for the nine month period ended September 30, 1998 were $0.37, compared to $0.73 for the same period of 1997.

NET INTEREST INCOME

Net interest income for the third quarter of 1998 was $4.1 million, an increase of $208,000, or 5.4%, compared to $3.9 million for the same quarter of 1997. Interest income for the third quarter of 1998 was $12.3 million, an increase of $2.0 million, or 19.2%, compared to $10.3 million for the same quarter of 1997. Interest income increased primarily due to the Marshalltown Financial Corporation ("MFC") merger which occurred on December 5, 1997 and the additional interest earning assets which were purchased with the proceeds from a $66.5 million increase in average outstanding Federal Home Loan Bank advances from the third quarter of 1997 to the third quarter of 1998. The average outstanding balances for interest-earning assets during the third quarter of 1998 compared to the third quarter of 1997 increased by $136.5 million. The average outstanding balance for loans receivable including loans held for sale increased by $124.2 million and the average outstanding balances for securities, FHLB stock, and other interest-earning assets increased by $13.3 million. The increase in interest-earning assets caused interest income to increase by $2.4 million and was partially offset by a decrease of $407,000 in interest income due to declining yields earned on interest earning assets. Interest expense for the third quarter of 1998 was $8.2 million, an increase of $1.8 million, or 27.5%, compared to $6.5 million for the same quarter of 1997. Average interest-bearing liabilities for the third quarter of 1998 were $639.0 million, an increase of $158.3 million, or 32.9%, compared to $480.7 million for the third quarter of 1997. The majority of the funds received from the increase in interest-bearing liabilities were used to purchase the net increase in average interest-earning assets, facilitate the HMN treasury stock purchases, and purchase loan servicing assets. The increase in interest-bearing liabilities caused interest expense for the third quarter of 1998 to increase by $2.0 million and was partially offset by a $254,000 decline in interest expense caused by a decline in the interest rates paid on borrowings and deposits.

Net interest income for the nine months ended September 30, 1998 was $12.6 million, an increase of $1.0 million, or 9.0%, from $11.6 million for the same period of 1997. Interest income for the nine month period ended September 30, 1998 was $36.8 million, an increase of $6.5 million, or 21.3%, compared to
$30.4  million for the same period of 1997.   Interest income increased
primarily due to the MFC merger which occurred on December 5, 1997 and the additional interest earning assets which were purchased with the proceeds from a $57.4 million increase in average outstanding Federal Home Loan Bank advances from the first nine months of 1997 to the same period of 1998. The average outstanding balances for interest-earning assets during the first nine months of 1998 compared to the same period of 1997 increased by $139.6 million. The average outstanding balance for loans receivable including loans held for sale increased by $111.9 million and the average outstanding balances for securities, FHLB stock, and other interest-earning assets increased by $27.7 million. The increase in interest-earning assets caused interest income to increase by $7.5 million and was partially offset by a decrease of $995,000 in interest income due to declining yields earned on interest earning assets. Interest expense for the nine months ended September 30, 1998 was $24.2 million, an increase of $5.4 million, or 28.8%, compared to $18.8 million for the same nine month period of 1997. Average interest-bearing liabilities for the nine months ended September 30, 1998 were $626.9 million, an increase of $153.8 million, or 32.5%, compared to $473.1 million for the same period of 1997. The majority of the funds received from the increase in interest-bearing liabilities were used to purchase the net increase in average interest-earning assets, facilitate the HMN treasury stock purchases, and purchase loan servicing assets. The increase in interest-bearing liabilities caused interest expense for the nine month period of 1998 to increase by $5.9 million and was partially off set by a $506,000 decrease in interest expense caused by a decline in the interest rates paid on borrowings and deposits.

PROVISION FOR LOAN LOSSES

*The provision for loan losses for the third quarter ended September 30, 1998 was $85,000, an increase of $10,000, compared to $75,000 for the third quarter of 1997. The provision for loan losses for the nine months ended September 30, 1998 was $235,000, an increase of $10,000, compared to $225,000 for the same nine month period of 1997. The provision is the result of management's evaluation of the loan portfolio, a historically low level of non-performing loans, minimal loan charge-off experience, and management's assessment of the general economic conditions in the geographic area where properties securing the loan portfolio are located. Management's evaluation did not reveal conditions that would cause it to significantly increase the provision for loan losses during 1998 compared to 1997. Future economic conditions and other unknown factors may impact the need for future provisions for loan losses. As a result, no assurances can be given that increases in the allowance for loan losses will not be required during future periods.

A reconciliation of HMN's allowance for loan losses is summarized as follows:

                                        1998             1997
                                   -------------     ------------
      Balance at January 1,         $ 2,748,219        2,340,585
      Provision                         235,000          225,000
      Charge-offs                       (18,599)         (19,577)
      Recoveries                          1,615            7,500
      Balance at September 30,      $ 2,966,235        2,553,508

NON-INTEREST INCOME (LOSS)

Non-interest loss for the third quarter of 1998 was $1.4 million, a decrease of $2.3 million from $879,000 of non-interest income for the same quarter of 1997. The $2.3 million decrease in non-interest income was principally due to a $2.7 million decline in earnings from partnership investments and a $140,000 decline in securities gains that were recognized. These declines were partially offset by an aggregate increase in fees, service charges, recognized gains on the sale of loans and other income of $577,000. During the third quarter of 1998, HMN recognized a pretax charge of $2.5 million on a partnership investment after the partnership adjusted the valuation reserves on its mortgage servicing assets. Due to the substantial increase in seasoned mortgage loan prepayments experienced during 1998 and the lack of buyers of seasoned mortgage servicing assets, the value of many seasoned mortgage servicing assets declined at September 30, 1998. HMN also recognized a $190,000 loss on a


* This paragraph contains a forward-looking statement(s). Refer to information regarding Forward-looking Information on page 25 of this discussion.

partnership investment which invests primarily in the stock of other financial institutions. At September 30, 1998, the market value of the common stock of many financial institutions declined due to market conditions which caused a general decline in the market value of the stock of many public companies.

Non-interest income for the nine months ended September 30, 1998 was $754,000, a decrease of $1.2 million, or 62.0%, from $2.0 million for the same period of 1997. The decrease in non-interest income was principally due to a $3.8 million decline in earnings from partnership investments that were partially offset by an increase of $427,000 in fees and service charges earned, an increase of $1.1 million in securities gains, an increase of $902,000 in recognized gains on the sale of loans and an increase of $125,000 in other income. For the nine months ended September 30, 1998, HMN recognized an aggregate pretax charge of $3.5 million on a partnership investment after the partnership adjusted the valuation reserves on its mortgage servicing assets. Due to the substantial increase in seasoned mortgage loan prepayments experienced during 1998 and the lack of buyers of seasoned mortgage servicing assets, the value of many seasoned mortgage servicing assets declined at September 30, 1998. During the same nine month period in 1998, HMN also recognized a $67,000 loss on a partnership investment which invests primarily in the stock of other financial institutions. At September 30, 1998, the market value of the common stock of many financial institutions declined due to market conditions which caused a general decline in the market value of the stock of many public companies. The increase in fees is principally related to an increase in mortgage servicing assets between the two periods and the increase in service charge income is principally due to the additional deposit accounts that were acquired through the MFC merger. The increase in the security gains is the result of the favorable interest rate environment during the first two quarters of 1998 which allowed HMN to sell many securities at a gain. The general decline in interest rates during 1998 also enticed many borrowers to purchase homes or refinance their existing home loans. The increased loan activity when coupled with the fact that the Bank is now selling the majority of its fixed rate 15 year and 30 year loan production has caused the gain on the sale of loans to increase from 1997 to 1998.

NON-INTEREST EXPENSE

Non-interest expense was $3.2 million for the third quarter of 1998, an increase of $1.0 million from $2.2 million for the third quarter of 1997. Compensation and benefit expense increased by $150,000 primarily due to an increase in HMN's work force as a result of the MFC merger, increased staff added to the mortgage banking operations of MSI and the Bank and normal annual compensation increases to Bank employees. Occupancy costs increased by $116,000 due to three buildings added by the MFC merger, the addition of a mortgage banking office in Brooklyn Park, Minnesota and increased occupancy costs related to opening a new retail facility in Spring Valley. Other non-interest expense increased by $627,000 due to additional operating costs incurred related to the MFC merger, the mortgage banking expansion in Brooklyn Park, amortization of goodwill and core deposit intangibles of $117,000 related to the MFC merger and an aggregate charge of $287,000 in mortgage servicing amortization or adjustments to impairment reserves on mortgage servicing assets.

Non-interest expense for the nine months ended September 30, 1998 was $9.9 million, an increase of $3.4 million from $6.5 million for the nine months
ended September 30, 1997.   Compensation and benefit expense increased by $1.2
million primarily due to an increase in HMN's work force as a result of the MFC merger, increased staff added to the mortgage banking operations of MSI and the Bank and normal annual compensation increases to Bank employees. Occupancy costs increased by $365,000 due to three buildings added by the MFC merger, the addition of a mortgage banking office in Brooklyn Park, Minnesota and increased occupancy costs related to opening a new retail facility in Spring Valley. Federal deposit insurance, advertising expense and data processing expense all increased as a result of the MFC merger. Other non-interest expense increased by $1.5 million partly due to additional operating costs incurred related to the MFC merger, the mortgage banking expansion in Brooklyn Park, amortization of goodwill and core deposit intangibles of $351,000 related to the MFC merger and aggregate charges of $570,000 for mortgage servicing asset amortization or adjustments to the related impairment reserves.

In an effort to reduce operating costs, during the period from August 1, 1998 through October 30, 1998, HMN reduced its number of full-time equivalent employees by 17%. The work force reduction was achieved through attrition and layoffs.

INCOME TAX EXPENSE (BENEFIT)

Income tax benefit for the third quarter of 1998 was $257,000, a decrease of $1.2 million, from income tax expense of $901,000 for the third quarter of 1997. The decrease is primarily due to a decrease in taxable income between the two quarters. Income tax expense was $1.2 million for the nine month period ended September 30, 1998, a decrease of $1.3 million, from $2.6 million for the same period in 1997. The decrease is primarily due to a decrease in taxable income between the two nine month periods.

NON-PERFORMING ASSETS

The following table sets forth the amounts and categories of non-performing assets in the Bank's portfolio at September 30, 1998 and December 31, 1997.

                                   September 30,         December 31,
(DOLLARS IN THOUSANDS)                 1998                 1997
                                  ---------------       --------------
Non-Accruing Loans
  One-to-four family real estate     $ 216                  177
  Nonresidential real estate            75                   79
  Commercial business                   27                    0
  Consumer                              86                    7
                                      ----                 ----
  Total                                404                  263
                                      ----                 ----
Accruing loans delinquent 90
days or more                           309                  402
Foreclosed Assets
Real estate:
One-to-four family                      18                  142
                                      ----                 ----
   Total non-performing assets       $ 731                $ 807
                                      ====                 ====
Total as a percentage of total
  assets                              0.10%                0.12%
                                      ====                 ====
Total non-performing loans            $713                 $665
                                      ====                 ====
Total as a percentage of total
   loans receivable, net              0.15%                0.15%
                                      ====                 ====

Total non-performing assets at September 30, 1998 were $731,000, a decrease of $76,000 from $807,000 at December 31, 1997. The decrease was the result of a $141,000 increase in non-accruing loans, a $93,000 decrease in accruing loans delinquent 90 days or more, and the sale or redemption of foreclosed residential homes.

DIVIDENDS

In February of 1998, the Board of Directors of HMN authorized a stock split in the form of a 50% stock dividend subject to HMN stockholder approval of an increase in the number of authorized shares of common stock from 7.0 million to
11.0 million. At the annual meeting of stockholders on April 28, 1998 the stockholders approved the stock split.

Cash dividends of $0.06 per share were paid on June 12, 1998 and September 10, 1998 to stockholders of record on May 27, 1998 and August 27, 1998, respectively.

LIQUIDITY

For the nine month period ended September 30, 1998, the net cash provided by operating activities was $31.5 million. HMN collected $119.1 million from the sale of securities and it collected $59.8 million in principal repayments or on the maturity of securities during the period. HMN also collected $3.3 million on the sale of loans receivable during the period. It purchased $165.6 million of securities, funded a net increase in loans receivable of $60.4 million, purchased $2.0 million of FHLB stock, purchased premises and equipment of $2.1 million and paid $3.5 million to the MFC stockholders related to the MFC merger. HMN experienced a net decrease in its deposit base of $20.8 million. It had additional net borrowing from the FHLB of $56.9 million and loaned $1.48 million to its employee stock ownership plan to repurchase HMN stock for the purpose of providing a benefit to the employees added as a result of the MFC merger. HMN paid $15.7 million to purchase its own common stock during the first nine months of 1998.

*HMN has certificates of deposits with outstanding balances of $227.7 million that come due over the next 12 months. HMN has also changed its approach to pricing its deposit products which has resulted in a net outflow of deposits during 1998. Despite the net outflow, based upon past experience management anticipates that the majority of the deposits will renew for another term. HMN believes that deposits which do not renew will be replaced with deposits from other customers, or funded with advances from the FHLB, or will be funded through the sale of securities. Management does not anticipate that it will have a liquidity problem due to maturing deposits.

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

*HMN utilizes a model which uses the discounted cash flows from its interest-earning assets and its interest-bearing liabilities to calculate the current market value of those assets and liabilities. The model also calculates the changes in market value of the interest-earning assets and interest-bearing liabilities due to different interest rate changes. HMN believes that over the next twelve months interest rates could conceivably fluctuate in a range of 200 basis points up or down from where the rates were at on September 30, 1998.
HMN does not have a trading portfolio. The following table discloses the projected changes in market value to HMN's interest-earning assets and interest-bearing liabilities based upon incremental 100 basis point changes in interest rates from interest rates in effect on September 30, 1998.


* This paragraph contains a forward-looking statement(s). Refer to information regarding Forward-looking Information on page 25 of this discussion.


------------------------------------------------------------------------------
Other than trading portfolio                      Market Value
                                  --------------------------------------------

(DOLLARS IN THOUSANDS)
Basis point change in interest rates  -200    -100       0      +100    +200
------------------------------------------------------------------------------
Cash equivalents                 $   6,484    6,479    6,473    6,468   6,463
Fixed-rate CMOs                     59,644   59,499   59,410   58,545  56,794
Variable-rate CMOs                  70,599   70,764   71,315   70,393  68,603
Fixed-rate available for sale
 mortgage-backed
 and related securities              4,738    4,688    4,649    4,591   4,466
Variable-rate available for sale
  mortgage-backed and related
  securities                         2,207    2,158    2,091    2,012   1,969
Fixed-rate available for sale other
  marketable securities             74,636   71,874   69,157   66,555  64,068
Variable-rate available for sale
  other marketable securities          857      855      853      851     849
Fixed-rate loans held for sale       6,898    6,893    6,887    6,881   6,876
Fixed-rate real estate loans       344,902  343,211  339,674  331,136 319,957
Variable-rate real estate loans     89,087   88,296   86,755   84,668  82,248
Fixed-rate other loans              28,542   28,305   28,033   27,650  27,304
Variable-rate other loans           37,359   37,320   37,355   37,466  37,540
Mortgage servicing                     688      828    1,145    1,434   1,568
Limited partnerships                 1,169    1,443    2,075    2,683   3,281
                                   -------  -------  -------  ------- -------
Total market risk sensitive assets 727,810  722,613  715,872  701,333 681,986
                                   -------  -------  -------  ------- -------
NOW deposits                        30,014   29,989   29,965   29,940  29,915
Passbook deposits                   37,603   35,922   34,385   32,974  31,674
Money market deposits               29,194   27,901   26,717   25,629  24,626
Certificate deposits               363,981  360,189  356,482  352,854 349,309
Fixed-rate Federal Home Loan Bank
  advances                         172,474  166,870  161,491  156,326 151,367
Variable-rate Federal Home Loan Bank
  advances                          29,054   29,029   29,006   28,981  28,957
Other borrowings                       100      100      100      100     100
                                   -------  -------  -------  ------- -------
Total market risk sensitive
 liabilities                       662,420  650,000  638,146  626,804 615,948
                                   -------  -------  -------  ------- -------
Off-balance sheet financial
 instruments:
Commitments to extend credit            61       61       60       58      57
                                   -------  -------  -------  ------- -------
Net market risk                  $  65,451   72,674   77,786   74,587  66,095
                                   =======  =======  =======  ======= =======
Percentage change from current
 market value                      (15.86)%  (6.57)%    0.00%  (4.11)% (15.03)%
                                   =======  ======== =======  ======= =======

------------------------------------------------------------------------------


The preceding table was prepared utilizing the following assumptions (the "Model Assumptions") regarding prepayment and decay ratios which were determined by management based upon their review of historical prepayment speeds and future prepayment projections. Fixed rate loans were assumed to prepay at annual rates of between 8% to 45%, depending on the coupon and period to maturity. Adjustable rate mortgages ("ARMs") were assumed to prepay at annual rates of between 12% and 30%, depending on coupon and the period to maturity. Growing Equity Mortgage (GEM) loans were assumed to prepay at annual rates of between 18% and 50% depending on the coupon and the period to maturity. Mortgage-backed securities and Collateralized Mortgage Obligations
(CMOs) were projected to have prepayments based upon the underlying collateral securing the instrument. Certificate accounts were assumed not to be withdrawn until maturity. Passbook and money market accounts were assumed to decay at an annual rate of 20%.

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

ASSET/LIABILITY MANAGEMENT

*HMN's management reviews the impact that changing interest rates will have on its net interest income projected for the twelve months following September 30, 1998 to determine if its current level of interest rate risk is acceptable.
The following table projects the estimated annual impact on net interest income of immediate interest rate changes called rate shocks.


         Rate Shock          Net Interest      Percentage
       in Basis Points          Income           Change
       ---------------      -------------      ----------

            +200              20,112,000         2.52%
            +100              20,006,000         1.98%
               0              19,617,000         0.00%
            -100              19,177,000        -2.24%
            -200              18,105,000        -7.71%

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

In managing its asset/liability mix, the Bank, at times, depending on the relationship between long- and short-term interest rates, market conditions and consumer preference, may place more emphasis on managing net interest margin than on better matching the interest rate sensitivity of its assets and liabilities in an effort to enhance net interest income. Management believes that the increased net


*This paragraph contains a forward-looking statement(s). Refer to information regarding Forward-looking Information on page 25 of this discussion.

interest income resulting from a mismatch in the maturity of its asset and liability portfolios can, during periods of declining or stable interest rates, provide high enough returns to justify the increased exposure to sudden and unexpected increases in interest rates.

To the extent consistent with its interest rate spread objectives, the Bank attempts to reduce its interest rate risk and has taken a number of steps to restructure its assets and liabilities. The Bank has primarily focused its fixed rate one-to-four family residential lending program on loans with contractual terms of 20 years or less. The Bank generally follows the practice of selling all of its fixed rate single family loans with contractual maturities of thirty years. During the third quarter of 1998 the Bank started selling the majority of its 15 year fixed rate loan production in order to reduce its interest rate risk.

*The following table sets forth the interest rate sensitivity of HMN's assets and liabilities at September 30, 1998, using certain assumptions that are described in more detail below:

-------------------------------------------------------------------------------
                                              Maturing or Repricing
                                            Over 6
                              6 Months     Months to    Over 1-3    Over 3-5
(DOLLARS IN THOUSANDS)        or Less      One Year       Years      Years
-------------------------------------------------------------------------------
Cash equivalents             $   6,476           0            0           0
Securities available for sale:
   Mortgage-backed and
      related securities<F1>    96,916      15,674       14,805       4,227
   Other marketable securities   4,639         857        7,407      34,800
Securities held to maturity:
   Mortgage-backed and
      related securities<F1>         0           0            0           0
   Other marketable securities       0           0            0           0
Loans held for sale, net         6,882           0            0           0
Loans receivable, net:<F1><F2>
   Fixed rate one-to-four
    family<F3>                  37,808      33,446       99,411      59,730
   Adjustable rate one-to-four
    family<F3>                  25,785      15,743       21,735      26,809
   Multi family                  3,199         593        1,698         668
   Fixed rate commercial
    real estate                  7,473         524          907         240
   Adjustable rate commercial
      real estate                4,560         491          689           0
   Commercial business           3,124       1,370        2,816         674
   Consumer loans               25,865       1,708        4,253       2,198
Federal Home Loan Bank stock         0           0            0           0
                              --------    --------    ---------    --------
      Total interest-earning
       assets                  222,727      70,406      153,721     129,346
                              --------    --------    ---------    --------
Non-interest checking            8,395           0            0           0
NOW accounts                    21,644           0            0           0
Passbooks                        3,636       3,636       10,472       6,702
Money market accounts            2,851       2,851        8,213       5,257
Certificates                   154,340      73,393      103,217      18,109
Federal Home Loan Bank advances 34,279           0       34,000     111,000
                              --------    --------    ---------    --------
      Total interest-bearing
       liabilities             225,145      79,880      155,902     141,068
                              --------    --------    ---------    --------
Interest-earning assets less
   interest-bearing
   liabilities               $  (2,418)     (9,474)      (2,181)    (11,722)
                              ========    ========    =========    ========
Cumulative interest-rate
   sensitivity gap           $  (2,418)    (11,892)     (14,073)    (25,795)
                              ========    ========    =========    ========
Cumulative interest-rate gap
   as a percentage of total
   assets at September 30, 1998  (0.34)%     (1.68)%      (1.99)%     (3.65)%
                              ========    ========    =========    ========
Cumulative interest-rate gap
   as a percentage of interest
   -earning assets at December
   31, 1997                      (6.36)     (15.38)
                              ========    ========

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



------------------------------------------------------------------------------
                                        Maturity or Repricing
                        ------------------------------------------------------
                                Over 5          No Stated
(DOLLARS IN THOUSANDS)           Years           Maturity          Total
------------------------------------------------------------------------------
Cash equivalents          $          0                 0              6,476
Securities available for
 sale:
   Mortgage-backed and
      related securities<F1>     6,658                 0            138,280
   Other marketable securities      34             8,271             56,008

Securities held to maturity:
   Mortgage-backed and
      related securities<F1>         0                 0                  0
   Other marketable securities       0                 0                  0
Loans held for sale, net             0                 0              6,882
Loans receivable, net:<F1><F2>
   Fixed rate one-to-four
    family<F3>                  81,931                 0            312,326
   Adjustable rate one-to-
    four family<F3>              2,655                 0             92,727
   Multi family                    522                 0              6,680
   Fixed rate commercial real
    estate                          18                 0              9,162
   Adjustable rate commercial
      real estate                    0                 0              5,740
   Commercial business              72                 0              8,056
   Consumer loans                  722                 0             34,746
Federal Home Loan Bank stock         0             9,404              9,404
                               -------           -------           --------
      Total interest-earning
       assets                   92,612            17,675            686,487
                               -------           -------           --------
Non-interest checking                0                 0              8,395
NOW accounts                         0                 0             21,644
Passbooks                       11,914                 0             36,360
Money market accounts            9,344                 0             28,516
Certificates                     2,360                 0            351,419
Federal Home Loan Bank advances  5,400                 0            184,679
                               -------           -------           --------
      Total interest-bearing
       liabilities              29,018                 0            631,013
                               -------           -------           --------
Interest-earning assets less
   interest-bearing
   liabilities                $ 63,594            17,675             55,474
                               =======           =======           ========
Cumulative interest-rate
   sensitivity gap            $ 37,799            55,474             55,474
                               =======           =======           ========
Cumulative interest-rate gap
   as a percentage of total
   assets at September 30, 1998   5.35%             7.85%              7.85 %
                               =======           =======           ========
Cumulative interest-rate gap as a
   percentage of interest-earning assets
   at December 31, 1997

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


*This paragraph contains a forward-looking statement(s). Refer to information regarding Forward-looking Information on page 25 of this discussion.

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

YEAR 2000 ISSUES

*HMN has inventoried its computer hardware, computer software, third party vendors and its other non-computer equipment and has assessed or is in the process of assessing whether the items are year 2000 compliant. The hardware testing has been completed and all non-compliant hardware is scheduled for replacement during the fourth quarter of 1998 at a total estimated cost of $75,000. The computer software inventory indicated that certain programs were not compliant and those programs are scheduled to be replaced with year 2000 compliant software during the remainder of 1998 and through the second quarter of 1999 at an anticipated cost of $80,000. HMN will also test all computer software to determine that the software is year 2000 compliant. Actual testing of the software is scheduled to be completed during December of 1998. The assessment of non-computer equipment for year 2000 compliance indicated that HMN did not have any significant issues in this area.

*The majority of the Bank's loan and deposit data is supported by a third party data processing center. Other third party providers support the automated teller machines owned by the Bank and process the check clearings for the Bank's negotiable order of withdrawal accounts ("checking accounts"). The Bank is also reliant upon the Federal Home Loan Bank of Des Moines and the Federal Reserve System to properly and efficiently conduct its business. Notwithstanding the Bank's efforts, the failure of any of these third party vendors to address their year 2000 issues in a timely fashion may have an adverse effect on the Bank's ability to conduct its business. The Bank's Year 2000 Committee (the "Committee") is working very closely with its data processing center to ascertain that all software applications and hardware will be year 2000 compliant by the second quarter of 1999. The Committee is also monitoring the progress that other key third party providers are making toward becoming year 2000 compliant.

*The Committee is in the process of developing a contingency plan which incorporates the actions the Bank will take in situations where the data processing center or other key third party providers are not able to become year 2000 compliant and it will have a major impact on the Bank's business. The contingency plan is anticipated to be completed in the fourth quarter of 1998.

FORWARD-LOOKING INFORMATION

The following paragraphs within Management's Discussion and Analysis of Financial Condition and

*This paragraph contains a forward-looking statement(s). Refer to information regarding Forward-looking Information on page 25 of this discussion.

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

     PROVISION FOR LOAN LOSSES

     The provision for loan losses for the third quarter ended September 30, 1998 was $85,000 an increase of $10,000, compared to $75,000 for the third quarter of 1997. The provision for loan losses for the nine months ended September 30, 1998 was $235,000, an increase of $10,000, compared to $225,000 for the same nine month period of 1997. The provision is the result of management's evaluation of the loan portfolio, a historically low level of non-performing loans, minimal loan charge-off experience, and management's assessment of the general economic conditions in the geographic area where properties securing the loan portfolio are located. Management's evaluation did not reveal conditions that would cause it to significantly increase the provision for loan losses during 1998 compared to 1997.

     Future economic conditions and other unknown factors will impact the need for future provisions for loan losses. As a result, no assurances can be given that increases in the allowance for loan losses will not be required during future periods.

     LIQUIDITY

     HMN has certificates of deposits with outstanding balances of $227.7 million that come due over the next 12 months. HMN has also changed its approach to pricing its deposit products which has resulted in a net outflow of deposits during 1998. Based upon past experience management anticipates that the majority of the deposits will renew for another term. HMN believes that deposits which do not renew will be replaced with deposits from other customers, or funded with advances from the FHLB, or will be funded through the sale of securities. Management does not anticipate that it will have a liquidity problem due to maturing deposits.

     Competitive pricing by other institutions, the desire of a competitor to pay interest rates on deposits that are above the current rates paid by HMN, or desire by customers to put more of their funds into nontraditional bank products such as stocks and bonds could be circumstances that would cause the maturing certificates to become a liquidity problem.

     MARKET RISK

     HMN utilizes a model which uses the discounted cash flows from its interest-earning assets and its interest-bearing liabilities to calculate the current market value of those assets and liabilities. The model also calculates the changes in market value of the interest-earning assets and interest-bearing liabilities due to different interest rate changes. HMN believes that over the next twelve months interest rates could conceivably fluctuate in a range of 200 basis points up or down from where the rates were at September 30, 1998. HMN does not have a trading portfolio. The following table discloses the projected changes in market value to HMN's interest-earning assets and interest-bearing liabilities based upon incremental 100 basis point changes in interest rates from interest rates in effect on September 30, 1998.

     Interest rates could fluctuate in a range of more than 200 basis points up or down from where the rates were on September 30, 1998 due to the influence of many unforeseen factors not now known to HMN's management.

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

     ASSET/LIABILITY MANAGEMENT

     HMN's management reviews the impact that changing interest rates will have on its net interest income projected for the twelve months following September 30, 1998 to determine if its current level of interest rate risk is acceptable. The following table projects the estimated impact on the net interest income of immediate interest rate changes called rate shock.


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

     The table sets forth the interest rate sensitivity of HMN's assets and liabilities at September 30, 1998, using certain assumptions that described in more detail below: (A Maturity or Repricing table is presented in the Asset/Liability Management section.)

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

     YEAR 2000 ISSUES

     HMN has inventoried its computer hardware, computer software, third party vendors and its other non-computer equipment and has assessed or is in the process of assessing whether the items are year 2000 compliant. The hardware testing has been completed and all non-compliant hardware is scheduled for replacement during the fourth quarter of 1998 at a total estimated cost of $75,000. The computer software inventory indicated that certain programs were not compliant and those programs are scheduled to be replaced with year 2000 compliant software during the remainder of 1998 and through the second quarter of 1999 at an anticipated cost of $80,000. HMN will also test all computer software to determine that the software is year 2000 compliant. Actual testing of the software is scheduled to be completed during December of 1998. The assessment of non-computer equipment for year 2000 compliance indicated that HMN did not have any issues in this area.

     The majority of the Bank's loan and deposit data is supported by a third party data processing center. Other third party providers support the automated teller machines owned by the Bank and process the check clearings for the Bank's negotiable order of withdrawal accounts ("checking accounts"). The Bank is also reliant upon the Federal Home Loan Bank of Des Moines and the Federal Reserve System to properly and efficiently conduct its business. Notwithstanding the Bank's efforts, the failure of any of these third party vendors to address their year 2000 issues in a timely fashion may have an adverse effect on the Bank's ability to conduct its business. The Bank's Year 2000 Committee (the "Committee") is working very closely with its data processing center to ascertain that all software applications and hardware will be year 2000 compliant by the second quarter of 1999. The Committee is also monitoring the progress that other key third party providers are making toward becoming year 2000 compliant.

     The Committee is in the process of developing a contingency plan which incorporates the actions the Bank will take in situations where the data processing center or other key third party providers are not able to become year 2000 compliant and it will have a major impact on the Banks
     business.   The contingency plan is anticipated to be completed in the fourth quarter of 1998.

     While HMN has inventoried and assessed its hardware, software and other non-computer equipment other unforeseen issues may come to light in the future with the above mentioned items that would cause HMN to incur additional costs in order to become year 2000 compliant.

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

ITEM 4.   Submission of Matters to a Vote of Security Holders.

          None.

ITEM 5.   Other Information.

          At its Board of Directors meeting held on July 29, 1998 the Board amended the HMN Financial, Inc. 1995 Stock Option and Incentive Plan (the "Incentive Plan") and the HMN Financial, Inc. 1995 Recognition and Retention Plan (the "Retention Plan") to provide the Board of Directors with the discretion to grant options or awards, as applicable, to newly elected directors. Prior to its amendment, the Incentive Plan provided that each newly elected director would receive as of the date of such director's election to the Board of Directors a non-qualified stock option to purchase 12,000 shares of Common Stock of the Company and the Retention Plan provided that each newly elected director would receive as of the date of such director's election to the Board of Directors an award of 2,000 shares of restricted stock of the Company.

          At its Board of Directors meeting held on August 17, 1998 the Board authorized the change of transfer agents from Bank of Boston to Norwest Transfer Services. Inquiries by shareholders should be directed to Norwest Shareowner Services, PO Box 64854, St. Paul, MN 55164-0854, phone 800-468-9716. This change became effective November 2, 1998.

          At its Board of Directors meeting held on October 27, 1998 the date for the next annual meeting of shareholders was set for Tuesday, April 27, 1999 at 10:00 a.m. at the Best Western Apache Hotel, 1517 16th St. S.W., Rochester, Minnesota.

ITEM 6.   Exhibits and Reports on Form 8-K.

          (a)       Exhibits.  See Index to Exhibits on page 31 of this report.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   HMN FINANCIAL, INC.
                                   Registrant


Date:     11/16/98                        /s/ Roger P. Weise
     --------------------              -----------------------------
                                        Roger P. Weise,
                                        Chairman, President and
                                        Chief Executive Officer
                                        (Duly Authorized Officer)


Date:    11/16/98                         /s/ James B. Gardner
     --------------------              ----------------------------
                                        James B. Gardner,
                                        Executive Vice President
                                       (Principal Financial Officer)

                            HMN FINANCIAL, INC.
                             INDEX TO EXHIBITS
                               FOR FORM 10-Q

                                                            Sequential
                                                            Page Numbering
Regulation                                  Reference       Where Attached
S-K                                          to Prior       Exhibits Are
Exhibit                                     Filing if       Located in This
Number            Document                  Applicable      Form 10-Q Report
-----------------------------------------------------------------------------


  3(a) Articles of Incorporation                *4              N/A

  3(b) By-laws                                  *3              N/A

  4    Instruments defining the rights          *1              N/A
        of security holders, Including indentures

  5(a) Amendment to the Home Federal Savings    *2              N/A
        Bank Employees' Savings & Profit
        Sharing Plan dated January 28, 1997.

  5(b) Amendment to the Adoption Agreement for  *2              N/A
        Home Federal Savings Bank Employees'
        Savings & Profit Sharing Plan and
        Trust effective June 17, 1997.

10.1(a)Amended Recognition and Retention Plan          Filed electronically

10.1(b)Amended Stock Option and Incentive Plan         Filed electronically

  11   Computation of Earnings Per Common Share        Filed electronically

  27   Financial Data Schedule                         Filed electronically


*1 Filed April 1, 1994, as exhibits to the Registrant's Form S-1 registration statement (Registration No. 33-77212) pursuant to the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.
*2 Filed as an exhibit to the Registrant's Form 10-Q for June 30, 1997 (file no. 0-24100). All previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-K.
*3 Filed as an exhibit to Registrant's Form 10-Q for September 30, 1997 (file no. 0-24100). All previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-K.
*4 Filed as an exhibit to Registrant's Form 10-Q for March 31, 1998 (file no. 0-24100). All previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-K.