Form 10-K
period 1998-12-31
HMN FINANCIAL INC
filed 1999-03-30
CIK 921183

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
requirements for the past 90 days.  YES  X   NO ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 5, 1999, the Registrant had issued and outstanding 5,247,104 shares of the Registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 5, 1999 was $52.7 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

                         DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Registrant's Annual Report for the year ended December 31, 1998, are incorporated by reference in Parts II and IV of this Form 10-K. Parts of the Registrant's Proxy Statement dated March 23, 1999, are incorporated by reference in Part III of this Form 10-K.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                                     PART I

                                                                                  PAGE
Item 1.   Business..................................................................3
                General.............................................................3
                Lending Activities..................................................4
                Investment Activities..............................................20
                Sources of Funds...................................................24
                Other Information
                      Service Corporations.........................................28
                      Competition..................................................28
                      Other Corporations Owned by HMN..............................28
                      Employees....................................................29
                      Executive Officers...........................................29
                Regulation.........................................................29
                Taxation...........................................................38
Item 2.   Properties...............................................................40
Item 3.   Legal Proceedings........................................................41
Item 4.   Submission of Matters to a Vote of Security Holders......................41


                                     PART II

Item 5.   Market for the Registrant's Common Stock and Related Stockholder
                Matters............................................................41
Item 6.   Selected Financial Data..................................................41
Item 7.   Management's Discussion and Analysis of Financial Condition and
                Results of Operations..............................................41
Item 7A.  Quantitative and Qualitative Disclosure About Market Risk................41
Item 8.   Financial Statements and Supplementary Data..............................41
Item 9.   Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure...............................................42


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.......................42
Item 11.  Executive Compensation...................................................42
Item 12.  Security Ownership of Certain Beneficial Owners and Management...........42
Item 13.  Certain Relationships and Related Transactions...........................42


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..........43

Signatures.........................................................................46

Index to Exhibits..................................................................47


                                        PART I

ITEM 1.   BUSINESS

GENERAL

     HMN Financial, Inc. ("HMN" or the "Corporation"), was incorporated under the laws of the State of Delaware in March 1994 for the purpose of becoming the savings and loan holding company of Home Federal Savings Bank ("Home Federal" or the "Bank") in connection with the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank. Home Federal has a community banking philosophy and operates retail banking facilities in Minnesota and Iowa. The Bank has two wholly owned subsidiaries, Osterud Insurance Agency, Inc. (OAI) and MSL Financial Corporation (MSL), which offer financial planning products and services. HMN has two other wholly owned subsidiaries, Security Finance Corporation (SFC) and HMN Mortgage Services, Inc.
(MSI). SFC invests in commercial loans and commercial real-estate loans located throughout the United States which were originated by third parties. MSI operates a mortgage banking and mortgage brokerage facility located in Brooklyn Park, Minnesota.

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

MARKET AREA

     HMN serves the Minnesota counties of Fillmore, Freeborn, Houston, Mower, Olmsted and Winona and portions of Steele, Dodge, Goodhue and Wabasha Counties, Minnesota, through its main office located in Spring Valley, Minnesota and its six branch offices located in Albert Lea, Austin, LaCrescent, Rochester and Winona, Minnesota. The portion of HMN's market area consisting of Rochester and the contiguous communities is composed of primarily urban and suburban communities, while the balance of HMN's market area consists primarily of rural areas and small towns. Primary industries in HMN's market area include manufacturing, agriculture, health care, wholesale and retail trade, service industries and education. Major employers include IBM, the Mayo Clinic, Hormel, a food processing company, and various small industrial and other companies. HMN's market area is also the home of Winona State University, Rochester Community and Technical College, University of Minnesota - Rochester Center, Winona State University - Rochester Center and Austin's Riverland Community College.

     HMN serves the Iowa counties of Marshall and Tama through its branch offices located in Marshalltown and Toledo. Major industries in the area are Swift & Company - pork processors, Fisher Controls Int. - valve and regulator manufacturing, Lennox Industries - furnace and air conditioner manufacturing, Iowa Veterans Home - hospital care, Marshall Community School District - education, Marshall Medical & Surgical Center - hospital care and Meskwaki Casino - gaming operation.

     Based upon information obtained from the Minnesota State Demographic Center for 1996, the population of the six primary counties in the Bank's Minnesota market area was as follows: Fillmore - 20,900; Freeborn - 33,000; Houston - 19,200; Mower - 37,700; Olmsted - 115,200; and Winona - 49,200.
Total income per capita for 1996 in these six counties ranged from approximately $19,100 to $26,500.

     Based upon information obtained from the State Library of Iowa for 1996, the population of Marshall County was 38,700 and the population of Tama County was 17,600. Total income per capita of the above mentioned Iowa counties ranged from approximately $20,000 to $21,900.

     During the fourth quarter of 1996, HMN opened a mortgage banking and mortgage brokerage office which is currently located in Brooklyn Park, Minnesota. The office primarily originates single family residential loans for sale in the secondary market or purchases loans from third party originators located primarily in the seven county metropolitan area of Minneapolis and St. Paul and sells the loans in the secondary market. The office also has purchased mortgage servicing rights from third parties for the purpose of generating loan servicing income.

LENDING ACTIVITIES

     GENERAL. Historically, HMN originated 30-year, fixed-rate mortgage loans secured by one-to-four family residences. Since 1979, in order to reduce its vulnerability to changes in interest rates, HMN has emphasized the origination or purchase of loans for the loan portfolio which have shorter terms to maturity such as 15 year, fixed rate residential loans and Graduated Equity Mortgages ("GEMs") which fully amortize in 15 to 20 years. HMN has also emphasized the origination and purchase of Adjustable Rate Mortgage loans ("ARMs") for portfolio which have interest rates which are fixed for an initial period of one, three or five years and then generally adjust annually, thereafter, based upon a treasury interest rate index plus a certain margin, subject to annual and lifetime rate adjustment limits. HMN offers a competitive home equity line of credit as well as other consumer loans. The home equity line of credit has an adjustable interest rate based upon the Wall Street Journal prime rate plus a margin. During 1998 HMN hired experienced commercial loan officers who actively pursued commercial real estate, commercial business and development loans in HMN's market area.

     LOAN PORTFOLIO COMPOSITION. The following information concerning the composition of HMN's loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.


                                                                  December 31,
                                       --------------------------------------------------------------
                                               1998                   1997                  1996
                                       -------------------   --------------------   ------------------
(DOLLARS IN THOUSANDS)                   Amount    Percent     Amount     Percent     Amount   Percent
                                       ---------   -------   ----------   -------   ---------  -------
REAL ESTATE LOANS:
 One-to-four family.................   $ 365,496    79.31%    $ 395,668    87.58%   $ 321,340   90.19%
 Multi-family.......................       4,719     1.02         2,717     0.60          280    0.08
 Commercial.........................      28,990     6.29        10,572     2.34        7,918    2.22
 Construction or development........      15,155     3.29         5,725     1.27        3,474    0.98
                                       ---------   ------     ---------   ------    ---------  ------
    Total real estate loans.........     414,360    89.91       414,682    91.79      333,012   93.47
                                       ---------   ------     ---------   ------    ---------  ------

OTHER LOANS:
 Consumer loans:
  Savings account...................         994     0.22         1,362     0.30          938    0.26
  Education.........................         118     0.03           123     0.03          467    0.13
  Automobile........................       2,897     0.63         2,438     0.54          566    0.16
  Home equity line..................      19,476     4.22        19,490     4.31       11,881    3.33
  Home equity.......................       9,566     2.08         7,176     1.59        5,927    1.67
  Home improvement..................         436     0.09           652     0.14          585    0.16
  Other.............................       1,313     0.28           624     0.14          568
                                       ---------   ------     ---------   ------    ---------  ------
    Total consumer loans............      34,800     7.55        31,865     7.05       20,932    5.87
 Commercial business loans..........      11,695     2.54         5,226     1.16        2,344    0.66
                                       ---------   ------     ---------   ------    ---------  ------
    Total other loans...............      46,495    10.09        37,091     8.21       23,276    6.53
                                       ---------   ------     ---------   ------    ---------  ------
       Total loans..................     460,855   100.00%      451,773   100.00%     356,288  100.00%
                                                   ------                 ------               ------
                                                   ------                 ------               ------
LESS:
 Loans in process...................       7,997                  4,562                 2,814
 Unamortized discounts..............         414                    547                   417
 Net deferred loan fees.............       1,948                  1,847                 1,695
 Allowance for losses on loans......       3,041                  2,748                 2,340
                                       ---------              ---------             ---------
       Total loans receivable, net..   $ 447,455              $ 442,069             $ 349,022
                                       ---------              ---------             ---------
                                       ---------              ---------             ---------


                                                        December 31,
                                         ------------------------------------------
                                                1995                   1994
                                         -------------------   --------------------
(DOLLARS IN THOUSANDS)                     Amount    Percent     Amount    Percent
                                         ---------   -------   ---------   --------

REAL ESTATE LOANS:
 One-to-four family.................     $ 292,497    90.62%   $ 252,943    91.14%
 Multi-family.......................           361     0.11          311     0.11
 Commercial.........................         8,744     2.71        8,316     3.00
 Construction or development........         5,082     1.58        2,799     1.01
                                         ---------   ------    ---------   ------
    Total real estate loans.........       306,684    95.02      264,369    95.26
                                         ---------   ------    ---------   ------

OTHER LOANS:
 Consumer loans:
  Savings account...................         1,210     0.37          648     0.23
  Education.........................           342     0.11        2,007     0.72
  Automobile........................           671     0.21          520     0.19
  Home equity line..................         3,509     1.09            0     0.00
  Home equity.......................         7,997     2.47        7,716     2.78
  Home improvement..................           785     0.24          870     0.31
                                         ---------   ------    ---------   ------
    Total consumer loans............        15,059     4.66       12,263     4.42
 Commercial business loans..........         1,018     0.32          897     0.32
                                         ---------   ------    ---------   ------
    Total other loans...............        16,077     4.98       13,160     4.74
                                         ---------   ------    ---------   ------
       Total loans..................       322,761   100.00%     277,529   100.00%
                                                     ------                ------
                                                     ------                ------

LESS:
 Loans in process...................         3,531                 2,327
 Unamortized discounts..............           289                   162
 Net deferred loan fees.............         1,899                 2,147
 Allowance for losses on loans......         2,191                 1,893
                                         ---------             ---------
       Total loans receivable, net..     $ 314,851             $ 271,000
                                         ---------             ---------
                                         ---------             ---------

     The following table shows the composition of HMN's loan portfolio by fixed and adjustable rate loans at the dates indicated.

                                                                                           December 31,
                                              ------------------------------------------------------------------------------------
                                                       1998                            1997                         1996
                                              -----------------------        ------------------------      -----------------------
(DOLLARS IN THOUSANDS)                          Amount       Percent           Amount        Percent          Amount      Percent
                                              -----------   ---------        -----------    ---------      -----------   ---------
FIXED-RATE LOANS
 Real estate:
  One-to-four family
   GEM......................................  $    56,211       12.20%       $    53,258       11.79%      $    48,831      13.71%
   Other....................................      227,790       49.43            256,263       56.72           187,519      52.63
                                              -----------   ---------        -----------    --------       -----------   --------
    Total one-to-four family................      284,001       61.63            309,521       68.51           236,350      66.34
  Multi-family..............................        3,509        0.76              2,490        0.55               223       0.06
  Commercial................................       17,768        3.86              1,914        0.42             1,276       0.36
  Construction or development...............        9,366        2.03              3,180        0.71             2,970       0.83
                                              -----------   ---------        -----------    --------       -----------   --------
    Total fixed-rate real estate loans......      314,644       68.27            317,105       70.19           240,819      67.59
                                              -----------   ---------        -----------    --------       -----------   --------
 Consumer loans:
  Savings...................................          994        0.22              1,362        0.30               938       0.26
  Education.................................            0        0.00                  0        0.00               434       0.12
  Automobile................................        2,897        0.63              2,437        0.54               566       0.16
  Home equity...............................        9,384        2.04              6,701        1.48             5,338       1.50
  Home improvement..........................          436        0.09                652        0.14               585       0.16
  Other.....................................        1,175        0.25                612        0.14               568       0.16
                                              -----------   ---------        -----------    --------       -----------   --------
    Total consumer loans....................       14,886        3.23             11,764        2.60             8,429       2.36
                                              -----------   ---------        -----------    --------       -----------   --------
 Commercial business loans..................       10,157        2.20              5,226        1.16             1,344       0.38
                                              -----------   ---------        -----------    --------       -----------   --------
   Total other loans.......................        25,043        5.43             16,990        3.76             9,773       2.74
                                              -----------   ---------        -----------    --------       -----------   --------
    Total fixed-rate loans..................      339,687       73.71            334,095       73.95           250,592      70.33
                                              -----------   ---------        -----------    --------       -----------   --------
ADJUSTABLE-RATE LOANS
 Real estate:
  One-to-four family........................       81,495       17.68             86,147       19.07            84,990      23.85
  Multi-family..............................        1,210        0.26                227        0.05                57       0.02
  Commercial................................       11,222        2.44              8,658        1.92             6,642       1.87
  Construction or development...............        5,789        1.26              2,545        0.56               504       0.14
                                              -----------   ---------        -----------    --------       -----------   --------
    Total adjustable-rate real estate loans.       99,716       21.64             97,577       21.60            92,193      25.88
 Consumer...................................       19,914        4.32             20,101        4.45            12,503       3.51
 Commercial business loans..................        1,538        0.33                  0        0.00             1,000       0.28
                                              -----------   ---------        -----------    --------       -----------   --------
    Total adjustable-rate loans.............      121,168       26.29            117,678       26.05           105,696      29.67
                                              -----------   ---------        -----------    --------       -----------   --------
    Total loans.............................      460,855      100.00%           451,773      100.00%          356,288     100.00%
                                              -----------   ---------        -----------    --------       -----------   --------
                                                            ---------                       --------                     --------
LESS
 Loans in process...........................        7,997                          4,562                         2,814
 Unamortized discounts......................          414                            547                           417
 Net deferred loan fees.....................        1,948                          1,847                         1,695
 Allowance for losses on loans..............        3,041                          2,748                         2,340
                                              -----------                    -----------                   -----------
    Total loans receivable, net.............  $   447,455                    $   442,069                   $   349,022
                                              -----------                    -----------                   -----------
                                              -----------                    -----------                   -----------


                                                                December 31,
                                              ---------------------------------------------------
                                                       1995                         1994
                                              -----------------------      ----------------------
(DOLLARS IN THOUSANDS)                           Amount      Percent          Amount     Percent
                                              -----------   ---------      -----------   --------
FIXED-RATE LOANS
 Real estate:
  One-to-four family
   GEM......................................  $    30,175       9.35%      $    24,769      8.93%
   Other....................................      181,401      56.20           168,272     60.63
                                              -----------   --------       -----------   -------
    Total one-to-four family................      211,576      65.55           193,041     69.56
  Multi-family..............................          302       0.10               311      0.11
  Commercial................................        1,518       0.47             1,612      0.58
  Construction or development...............        4,848       1.50             1,008      0.37
                                              -----------   --------       -----------   -------
    Total fixed-rate real estate loans......      218,244      67.62           195,972     70.62
                                              -----------   --------       -----------   -------
 Consumer loans:
  Savings...................................        1,210       0.37               648      0.23
  Education.................................          299       0.09             1,278      0.46
  Automobile................................          671       0.21               520      0.19
  Home equity...............................        7,254       2.25             7,258      2.62
  Home improvement..........................          785       0.24               870      0.31
  Other.....................................          545       0.17               502      0.18
                                              -----------   --------       -----------   -------
    Total consumer loans....................       10,764       3.33            11,076      3.99
                                              -----------   --------       -----------   -------
 Commercial business loans..................        1,018       0.32               897      0.32
                                              -----------   --------       -----------   -------
    Total other loans.......................       11,782       3.65            11,973      4.31
                                              -----------   --------       -----------   -------
    Total fixed-rate loans..................      230,026      71.27           207,945     74.93
                                              -----------   --------       -----------   -------
ADJUSTABLE-RATE LOANS
 Real estate:
  One-to-four family........................       80,921      25.07            59,901     21.58
  Multi-family..............................           59       0.02                 0      0.00
  Commercial................................        7,226       2.24             6,704      2.42
  Construction or development...............          234       0.07             1,792      0.64
                                              -----------   --------       -----------   -------
    Total adjustable-rate real estate loans.       88,440      27.40            68,397     24.64
 Consumer...................................        4,295       1.33             1,187      0.43
 Commercial business loans..................            0       0.00                 0      0.00
                                              -----------   --------       -----------   -------
    Total adjustable-rate loans.............       92,735      28.73            69,584     25.07
                                              -----------   --------       -----------   -------
    Total loans.............................      322,761     100.00%          277,529    100.00%
                                              -----------   --------       -----------   -------
                                                            --------                     -------
LESS
 Loans in process...........................        3,531                        2,327
 Unamortized discounts......................          289                          162
 Net deferred loan fees.....................        1,899                        2,147
 Allowance for losses on loans..............        2,191                        1,893
                                              -----------                  -----------
    Total loans receivable, net.............  $   314,851                  $   271,000
                                              -----------                  -----------
                                              -----------                  -----------

     The following schedule illustrates the interest rate sensitivity of HMN's loan portfolio at December 31, 1998. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. Scheduled repayments of principal are reflected in the year in which they are scheduled to be paid.

                                                           Real Estate
                          -------------------------------------------------------------------------------
                                                         Multi-family and
                             One-to-four family             Commercial                 Construction                 Consumer
                          ------------------------   ------------------------    ------------------------   ------------------------
                                          Weighted                   Weighted                    Weighted                   Weighted
                                          Average                    Average                     Average                    Average
(DOLLARS IN THOUSANDS)       Amount         Rate        Amount         Rate         Amount         Rate        Amount         Rate
                          ------------    --------   -----------     --------    -----------     --------   -----------     --------
     Due During
    Years Ending
    December 31,
-----------------------
1999(1)...................$     23,681      7.03%    $     2,461       7.61%     $     2,873       8.49%    $     4,420       8.71%
2000......................      21,871      7.34           1,289       8.53              304       8.32           2,518       8.57
2001......................      21,345      7.29           1,403       8.71              221       8.23           2,239       8.48
2002 through 2003.........      41,134      7.24           4,860       8.82              260       7.99           2,846       8.30
2004 through 2008.........      97,120      7.22          10,683       8.36            1,411       8.37          21,950       8.35
2009 through 2023.........     145,862      7.18          13,013       8.14            7,676       7.98             827       8.84
2024 and following........      14,483      7.06               0       0.00            2,410       7.23               0       0.00
                          ------------               -----------                 -----------                -----------
                          $    365,496               $    33,709                 $    15,155                $    34,800
                          ------------               -----------                 -----------                -----------
                          ------------               -----------                 -----------                -----------

                                  Commercial
                                   Business                   Total
                          ------------------------   ------------------------
                                          Weighted                   Weighted
                                          Average                    Average
(DOLLARS IN THOUSANDS)       Amount         Rate        Amount         Rate
                          ------------    --------   -----------     --------
     Due During
    Years Ending
    December 31,
-----------------------
1999(1)...................$     2,533       8.62%   $     35,968       7.50%
2000......................      1,792       8.95          27,774       7.62
2001......................      1,488       9.01          26,696       7.57
2002 through 2003.........      4,243       8.61          53,343       7.55
2004 through 2008.........        394       8.95         131,558       7.52
2009 through 2023.........      1,245       8.51         168,623       7.31
2024 and following........          0       0.00          16,893       7.08
                          ------------               -----------

                          $    11,695                $   460,855
                          ------------               -----------
                          ------------               -----------

------------
(1) Includes demand loans, loans having no stated maturity, overdraft loans and education loans.

     The total amount of loans due after December 31, 2000 which have predetermined interest rates is $311.5 million, while the total amount of loans due after such dates which have floating or adjustable interest rates is $113.3 million.

     At December 31, 1998 construction or development loans for one-to-four family dwellings totaled $5.7 million, multi-family totaled $6.6 million, and non-residential totaled $2.9 million.

     Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), the aggregate amount of loans that the Bank is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a "readily ascertainable" value or 30% for certain residential development loans). At December 31, 1998, based upon the 15% limitation, the Bank's regulatory loans-to-one borrower limit was approximately $6.9 million. On the same date, the Bank had no borrowers with net outstanding balances in excess of this amount. At December 31, 1998, the largest dollar amount outstanding to one borrower or group of related borrowers was $6.35 million. This loan, which is secured by a shopping mall located in Winona, Minnesota, was performing in accordance with its terms at December 31, 1998.

     The Bank's Mortgage and Consumer Loan Committee is responsible for review and approval of all loans over the FHLMC/FNMA conforming loan dollar limits (the Limit) originated by the Bank. For the majority of 1998 the Limit was $227,150, compared to $214,600 for the majority of 1997. Approval of one member of the Loan Committee is required on all loans ranging from the Limit to $500,000. Loans greater than $500,000 must be approved by the Board of Directors of the Bank or its Executive Committee after review and preliminary approval by the Loan Committee. All loans closed each month are reviewed by the Board of Directors at the monthly meeting.

     During 1998, the Bank centralized its one-to-four family real estate loan processing, underwriting, and servicing functions in Spring Valley. Each of the branch's loan officers are responsible for taking the initial loan application. The application and other pertinent information is then forwarded to a central loan processor who is responsible for obtaining information relating to processing the loan application. A loan underwriter reviews the information obtained by the processor and determines whether the loan applicant is eligible to receive the loan in conformity with the Bank's written underwriting guidelines and other loan policies.

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

     ONE-TO-FOUR FAMILY RESIDENTIAL REAL ESTATE LENDING. At December 31, 1998 HMN's one-to-four family real estate loans totaled $365.5 million, or 79.3% of its total loan portfolio, and represented a decline of $30.2 million, compared to $395.7 million at December 31, 1997. In order to reduce its interest rate risk during 1998, HMN securitized and sold $27.9 million of one-to-four family residential loans out of its loan portfolio. It also sold approximately 44% of the Bank's one-to-four family residential loans that were originated or refinanced during 1998. The loan securitizations and the loan sales, when coupled with the accelerated prepayments experienced in the loan portfolio during 1998, caused the one-to-four family real estate loan portfolio to decline from December 31,1997 to December 31, 1998. See "Originations, Purchases and Sales of Loans and Mortgage-Backed and Related Securities".

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

     The GEM loans require payments which increase after the first year.
Under the GEM loans, the monthly payments required for the first year are established based on a 30-year amortization schedule. Depending upon the program selected, the payments may increase in the succeeding years by amounts ranging from 0% to 5%. Most of the GEM loans originated by HMN provide for at least three annual payment increases over the first five years of the loan. The increased payments required under GEM loans are applied to principal and have the effect of shortening the term to maturity; the GEM loans do not permit negative amortization. HMN has primarily offered two GEM programs, one with a contractual maturity of approximately 17 years and one with a contractual maturity of approximately 22 years. The GEMs are generally priced based upon loans with similar contractual maturities. The GEMs have been popular with consumers who anticipate future increases in income and who desire an amortization schedule of less than 30 years. HMN believes that GEMs may increase in popularity in the future if interest rates rise and consumers are less easily able to afford the higher monthly payments required by 15-year, fixed-rate loans. At December 31, 1998, HMN had $56.2 million of GEM loans which comprised 12.2% of the total loan portfolio and represented an increase of $2.9 million from GEM loans of $53.3 million at December 31, 1997.

     HMN currently offers conventional fixed-rate one-to-four family loans with maximum terms of up to 30 years. During 1998, HMN generally sold the majority of new loan originations or refinances with fixed rates and terms to maturity ranging from 15 years to 30 years that were eligible for sale in the secondary market. Loans which were originated under the First Time Home Buyers program were not sold because many of the loans did not conform to secondary market underwriting requirements. The interest rates charged on the fixed rate loan products are generally set based on the FNMA or FHLMC delivery rates, as well as other competitive factors. At December 31, 1998, HMN had $227.8 million of fixed rate one-to-four family other loans which comprised 49.4% of the total loan portfolio and represented a decrease of $28.5 million, from $256.3 million at December 31, 1997.

     HMN also offers one-year ARMs at a margin (generally 275 basis points) over the yield on the Average Monthly One Year U.S. Treasury Constant Maturity Index for terms of up to 30 years. The ARM loans currently offered by HMN allow the borrower to select (subject to pricing) an initial period of one year, three years, or five years between the loan origination and when the first interest rate change occurs. Generally, the ARMs provide for an up to 200 basis point annual interest rate change cap and a lifetime cap 600 basis points over or under the initial rate. Initial interest rates offered on the ARM loans during 1998 ranged from 4 to 186 basis points below the fully indexed loan rate. All borrowers are now qualified for the loan at the fully indexed rate. HMN's originated ARMs do not permit negative amortization of principal, do not contain prepayment penalties and generally are not convertible into fixed-rate loans. See "-Delinquencies and Non-Performing Assets." In the past, the Bank offered one-year ARMs with a margin of 200 to 235 basis points over a specified index and an average annual cap of 145 basis points. At December 31, 1998 the one-to-four family ARMs totaled $81.5 million, or 17.7% of the total loan portfolio and represented a decrease of $4.6 million from $86.1 million at December 31, 1997.

     HMN has also originated a limited number of fixed-rate loans with terms up to 30 years which are insured by the Federal Housing Authority ("FHA"), Veterans Administration ("VA") and Minnesota Home Finance Administration ("MHFA").

     In underwriting one-to-four family residential real estate loans, HMN evaluates both the borrower's credit history, ability to make principal, interest and escrow payments, the value of the property that will secure the loan and debt to income ratios. Properties securing one-to-four family residential real estate loans made by HMN are appraised by independent fee appraisers or by HMN's staff appraiser. HMN originates residential mortgage loans with loan-to-value ratios of up to 95% for owner-occupied homes and up to 70% for non-owner occupied homes; however, private mortgage insurance is required to reduce HMN's exposure to 80% or less. HMN generally seeks to underwrite its loans in accordance with secondary market standards.

     HMN's residential mortgage loans customarily include due-on-sale clauses giving it the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the property subject to the mortgage.

     COMMERCIAL REAL ESTATE AND MULTI-FAMILY LENDING. HMN originates permanent commercial real estate and multi-family loans secured by properties located in its market area. It also purchases commercial real estate loans outside of its market area that are guaranteed by the Small Business Administration ("SBA") or originated by other third parties. During 1998 HMN hired experienced commercial loan officers to originate commercial real estate and commercial business loans in HMN's market area. HMN also purchased commercial real estate and multi-family loans from third party originators during 1998. At December 31, 1998, commercial real estate loans were $29.0 million or 6.3% of the total loan portfolio and represented an increase of $18.4 million compared to $10.6 million at December 31, 1997. At December 31, 1998 multi-family residential loans were $4.7 million, or 1.0% of the total loan portfolio and represented an increase of $2.0 million compared to $2.7 million at December 31, 1997.

     The commercial real estate and multi-family loan portfolio includes loans secured by motels, hotels, apartment buildings, churches, small office buildings, small business facilities, shopping malls, nursing homes and other non-residential building properties primarily located in the upper Midwestern United States.

     Permanent commercial real estate and multi-family loans are generally originated for a maximum term of 15 years and may have longer amortization periods with balloon maturity features. The interest rates may be fixed for the term of the loan or have adjustable features which are tied to prime or a treasury index. Commercial real estate and multi-family loans are written in amounts of up to 75% of the lesser of the appraised value of the property or the purchase price and generally have a debt service coverage ratio of at least 120%. The debt service coverage is the ratio of net cash from operations before payment of debt to debt service. HMN may originate construction loans secured by commercial or multi-family real estate, or may purchase participation interests in third party originated construction loans secured by commercial or multi-family real estate.

     Appraisals on commercial real estate and multi-family real estate properties are performed by independent appraisers prior to the time the loan is made. All appraisals on commercial and multi-family real estate are reviewed and approved by the commercial loan officer. The Bank's underwriting procedures require verification of the borrower's credit history, income and financial statements, banking relationships, references and income projections for the property. All commercial real estate and multi-family loans must be approved by a majority of the commercial loan committee prior to closing. The commercial loan policy generally requires personal guarantees from the proposed borrowers. Once the loan is closed, HMN performs an annual on-site inspection on collateral properties for loans with balances in excess of $250,000 and also includes an annual review of the financial performance of the property to determine that it is performing as anticipated.

     At December 31, 1998, HMN's two largest commercial real estate loans totaled $6.35 million and $4.9 million. The first loan is secured by a shopping mall in Winona, Minnesota and the second loan is secured by a hotel and other commercial real estate in St. Cloud, Minnesota. Both of these loans were performing at December 31, 1998.

     Multi-family and commercial real estate loans generally present a higher level of risk than loans secured by one-to-four family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family and commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired. At December 31, 1998, HMN had one commercial real estate loan totaling $73,000 and no multi-family loans which were 90 days or more delinquent.

     CONSTRUCTION LENDING. HMN makes construction loans to individuals for the construction of their residences, and to a much lesser extent, to builders for the construction of one-to-four family residences. It also makes a very limited number of loans to builders for houses built on speculation. At December 31, 1998, HMN had $15.2 million of construction loans outstanding, representing 3.3% of its total loan portfolio which represents an increase of $9.5 million, compared to $5.7 million at December 31, 1997.

     Almost all loans to individuals for the construction of their residences are structured as permanent loans. Such loans are made on the same terms as residential loans, except that during the construction phase, which typically lasts up to seven months, the borrower pays interest only. Generally, the borrower also pays a construction fee up to $800 at the time of origination. Residential construction loans are underwritten pursuant to the same guidelines used for originating residential loans on existing properties.

     Construction loans to builders or developers of one-to-four family residences generally carry terms of 1 to 15 years with a construction phase of up to seven months. Such loans generally do not permit the payment of interest from loan proceeds.

     Construction loans to owner occupants are generally made in amounts of up to 95% of the lesser of cost or appraised value, but no more than 85% of the loan proceeds can be disbursed until the building is completed. The loan-to-value ratios on loans to builders are limited to 70%. Prior to making a commitment to fund a construction loan, HMN requires an appraisal of the property and financial data and verification of income on the borrower. HMN generally obtains personal guarantees for substantially all of its construction loans to builders. Personal financial statements of guarantors are also obtained as part of the loan underwriting process. Generally construction loans have been located in HMN's market area.

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

     At December 31, 1998 construction loans on one-to-four family residential real estate totaled $5.7 million, construction on multi-family residential real estate totaled $6.6 million and construction on commercial real estate totaled $2.9 million.

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

     CONSUMER LENDING. HMN originates a variety of different types of consumer loans, including home equity loans (open-end and closed-end), education, automobile, home improvement, deposit account and other loans for household and personal purposes. At December 31, 1998, consumer loans totaled $34.8 million, and represented 7.6% of total loans outstanding, compared to $31.9 million at December 31, 1997.

     Consumer loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower. HMN's consumer loans are made at fixed and adjustable interest rates, with terms of up to 20 years for secured loans and up to three years for unsecured loans.

     HMN's home equity loans are written so that the total commitment amount, when combined with the balance of any other outstanding mortgage liens, may not exceed 90% of the appraised value of the property. The closed-end home equity loans are written with fixed or adjustable rates with terms of up to 15 years. The open-end home equity lines are written with an adjustable rate with terms of up to 20 years, a 10 year draw period which requires "interest only" payments and a 10 year repayment period which fully amortizes the outstanding balance. The consumer may access the open-end home equity line either by making a withdrawal at the Bank or writing a check on the home equity line of credit account. At December 31, 1998, HMN's home equity loans totaled $9.6 million, or 2.1% of the total loan portfolio and the home equity lines totaled $19.5 million, or 4.2% of the total loan portfolio, compared to home equity loans of $7.2 million and home equity lines of $19.5 million at December 31, 1997.

     The underwriting standards employed by the Bank for consumer loans include a determination of the applicant's payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount. Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At December 31, 1998, $86,000 of the consumer loan portfolio was non-performing. There can be no assurance that delinquencies will not increase in the future.

     COMMERCIAL BUSINESS LENDING. In order to satisfy the demand for financial services available to individuals and businesses in its market area, HMN has maintained a portfolio of commercial business loans primarily to small retail operations, small manufacturing concerns and professional firms. Most of HMN's commercial business loans have terms ranging from six months to five years and carry fixed interest rates. HMN's commercial business loans generally include personal guarantees and are usually, but not always, secured by business assets such as inventory, equipment, fixtures, real estate and accounts receivables. The underwriting process for commercial business loans includes consideration of the borrower's financial statements, tax returns, projections of future business operations and inspection of the subject collateral, if any. HMN has also purchased participation interests in commercial business loans from third party originators. The underlying collateral for the loans are generally equipment and generally have repayment periods of less than ten years. At December 31, 1998, HMN had $11.7 million of commercial business loans outstanding, or 2.5% of the total loan portfolio compared to $5.2 million at December 31, 1997.

     Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. At December 31, 1998, there were no delinquent commercial business loans.

ORIGINATIONS, PURCHASES AND SALES OF LOANS AND MORTGAGE-BACKED AND RELATED SECURITIES

     Real estate loans are generally originated by HMN's staff of salaried and commissioned loan officers. Loan applications are taken in all branch offices.

     While HMN originates both fixed and adjustable-rate loans, its ability to originate loans is dependent upon the relative customer demand for loans in its market. Demand is affected by the interest rate environment. During the last several years, the dollar volume of conventional fixed-rate, one-to-four family loans has exceeded the dollar volume of GEMs and ARMs.

     In order to supplement loan demand in HMN's market area and geographically diversify its loan portfolio, HMN purchases real estate loans from selected sellers, with yields based upon current market rates. HMN carefully reviews and underwrites all loans to be purchased to ensure that they meet HMN's under-writing standards. The seller generally continues to service these purchased loans. During 1998, HMN originated $148.7 million of loans compared to $68.1 million and $56.8 million during the years ended December 31, 1997 and 1996, respectively. HMN purchased $71.0 million of loans during 1998 compared to $71.8 million and $57.3 million during the years ended December 31, 1997 and 1996, respectively. The majority of the purchased loans have interest rates that are fixed for a one, three or five year period and then adjust annually thereafter or were 15 year fixed rate loans. All purchased loans are reviewed to determine that each loan meets certain underwriting requirements. Refer to Note 5 of the Notes to Consolidated Financial Statements in the Annual Report for more information on purchased loans.

     HMN has substantial holdings of mortgage-backed and related securities which are held, depending on the investment intent, in the "available for sale" portfolio. During 1998, HMN purchased $1.8 million of mortgage-backed securities compared to $3.4 million and $7.2 million for the years ended December 31, 1997 and 1996. It also purchased $112.0 million of CMOs during 1998 compared to $24.0 million and $50.4 million for the years ended December 31, 1997 and 1996, respectively. See -"Investment Activities." During 1998, HMN sold $96.5 million of mortgage-backed and related securities compared to $67.9 million and $81.1 million for the years ended December 31, 1997 and 1996, respectively.

     The following table shows the loan and mortgage-backed and related securities origination, purchase, sale and repayment activities of HMN for the periods indicated.

(DOLLARS IN THOUSANDS)
LOANS                                                       Year Ended December 31,
ORIGINATIONS BY TYPE:                                       1998       1997     1996
                                                          --------   -------   -------
  Adjustable-rate:
   Real estate - one-to-four family....................   $  2,328     1,987     5,441
               - commercial............................      5,388     1,000         0
               - construction or development...........        787       375       916
   Non-real estate - consumer..........................     15,689    16,871    12,012
                   - commercial business...............        176         0         0
                                                          --------   -------   -------
         Total adjustable-rate.........................     24,368    20,233    18,369
                                                          --------   -------   -------
  Fixed-rate:
   Real estate - one-to-four family....................     44,413    32,024    27,036
               - multi-family..........................      1,694       263       145
               - commercial............................     16,882        50        30
               - construction or development...........     10,626     6,539     6,181
   Non-real estate - consumer..........................     13,100     7,579     4,583
                   - commercial business...............     37,672     1,409       430
                                                          --------   -------   -------
         Total fixed-rate..............................    124,387    47,864    38,405
                                                          --------   -------   -------
         Total loans originated........................    148,755    68,097    56,774
                                                          --------   -------   -------
PURCHASES:
   Real estate - one-to-four family....................     58,512    67,213    55,839
               - multi-family..........................      8,571         0         0
               - commercial............................      1,172         0         0
               - construction or development...........          0     2,425     1,500
   Non-real estate - commercial business...............      2,731     2,174         0
                                                          --------   -------   -------
         Total purchased...............................     70,986    71,812    57,339
                                                          --------   -------   -------
ACQUISITION:
   Real estate - one-to-four family....................          0    63,328         0
               - multi-family..........................          0     2,308         0
               - commercial............................          0     2,099         0
   Non-real estate - consumer..........................          0     2,599         0
                                                          --------   -------   -------
        Total loans acquired...........................          0    70,334         0
                                                          --------   -------   -------
Transfers from loans held for sale.....................          0        96         0
SALES AND REPAYMENTS:
   Real estate - one-to-four family....................      5,878     8,969     2,310
               - commercial............................        650         0         0
   Non-real estate - consumer..........................        238       339       176
                                                          --------   -------   -------
         Total sales...................................      6,766     9,308     2,486
                                                          --------   -------   -------
   Loans securitized and transferred to securities.....     27,953    16,526    15,412
   Transfers to loans held for sale....................     52,295     4,347     2,492
   Principal repayments................................    106,824    84,244    56,533
                                                          --------   -------   -------
         Total reductions..............................    193,838   114,425    76,923
                                                          --------   -------   -------
   Decrease in other items, net........................    (20,517)   (2,867)   (3,019)
                                                          --------   -------   -------
         Net increase..................................   $  5,386    93,047    34,171
                                                          --------   -------   -------
                                                          --------   -------   -------

MORTGAGE-BACKED AND RELATED SECURITIES
     Loans securitized and transferred to securities...   $ 27,953    16,526    15,441
 PURCHASES:
  Mortgage-backed securities:(1)
    Adjustable-rate....................................          0         0         0
    Fixed-rate.........................................      1,766     3,426     7,266
  CMOs and REMICs:
    Adjustable-rate....................................     76,174     3,417     6,527
    Fixed-rate.........................................     35,839    20,617    43,831
                                                          --------   -------   -------
        Total purchases................................    113,779    27,460    57,624
                                                          --------   -------   -------
 ACQUISITION:
   Adjustable rate.....................................          0    12,522         0
   Fixed rate..........................................          0    25,738         0
                                                          --------   -------   -------
        Total acquisitions.............................          0    38,260         0
                                                          --------   -------   -------
 SALES:
  Mortgage-backed securities:(1)
    Adjustable-rate....................................     24,955     9,535         0
    Fixed-rate.........................................     46,432       344    24,786
  CMOs and REMICs:
    Adjustable-rate....................................     13,765    26,486    23,876
    Fixed-rate.........................................     11,366    31,529    32,487
                                                          --------   -------   -------
       Total sales.....................................     96,518    67,894    81,149
                                                          --------   -------   -------
 PRINCIPAL REPAYMENTS:
  Decrease in other items, net.........................     38,003    13,578    28,915
                                                          --------   -------   -------
     Net increase (decrease)...........................   $  7,211       774   (36,999)
                                                          --------   -------   -------
                                                          --------   -------   -------

---------------
(1) Consists of pass-through securities.

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

     The following table sets forth HMN's loan delinquencies by type, by amount and by percentage of type at December 31, 1998.

                                            Loans Delinquent For:
                           -------------------------------------------------------        Total Delinquent
                                   60-89 Days                90 Days and Over                   Loans
                           --------------------------   --------------------------   --------------------------
                                              Percent                      Percent                      Percent
                                              of Loan                      of Loan                      of Loan
(DOLLARS IN THOUSANDS)     Number   Amount   Category   Number   Amount   Category   Number   Amount   Category
                           ------   ------   --------   ------   ------   --------   ------   ------   --------
One-to-four family
  real estate...........      9      $297      0.08%      13      $630      0.17%      22     $  927     0.25%
Multi-family............      0         0      0.00        0         0      0.00        0          0     0.00
Commercial..............      0         0      0.00        1        73      0.25        1         73     0.25
Construction or
  development...........      0         0      0.00        0         0      0.00        0          0     0.00
Consumer................     12        68      0.20        8        86      0.25       20        154     0.44
Commercial
  business..............      0         0      0.00        0         0      0.00        0          0     0.00
                             --      ----                 --      ----                 --     ------
    Total...............     21      $365      0.08%      22      $789      0.17%      43     $1,154     0.25%
                             --      ----                 --      ----                 --     ------
                             --      ----                 --      ----                 --     ------

     CLASSIFICATION OF ASSETS. Federal regulations require that each savings institution classify its own assets on a regular basis. In addition, in connection with examinations of savings institutions, OTS and FDIC examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets:
Substandard, Doubtful and Loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of Substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as Loss is considered uncollectible and of such little value that continuance as an asset on the balance sheet of the institution is not warranted. Assets classified as Substandard or Doubtful require the institution to establish prudent general allowances for loan losses. If an asset or portion thereof is classified as Loss, the institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified as Loss, or charge off such amount. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the District Director of the OTS. On the basis of management's review of its assets, at December 31, 1998, the Bank had classified a total of $879,000 of its loans and other assets as follows:

                                                           Commercial Real
                           One-to-Four   Construction or     Estate and                 Commercial
(DOLLARS IN THOUSANDS)       Family        Development      Multi-Family     Consumer    Business
                           -----------   ---------------   ---------------   --------   ----------
Substandard.............      $716              0                 73            90           0
Doubtful................         0              0                  0             0           0
Loss....................         0              0                  0             0           0
                              ----              -                 --            --           -
    Total...............      $716              0                 73            90           0
                              ----              -                 --            --           -
                              ----              -                 --            --           -

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

                                                                   December 31,
                                                    ----------------------------------------
(DOLLARS IN THOUSANDS)                               1998     1997    1996     1995     1994
                                                    -----    -----   -----    -----    -----
Non-accruing loans:
 Real estate:
   One-to-four family............................   $ 317     177      235      196      178
   Commercial real estate........................      73      79       83       85        0
   Consumer......................................      86       7        7       32       57
   Commercial business...........................       0       0       13      128
                                                    -----    ----    -----    -----    -----
     Total.......................................     476     263      338      441      235
                                                    -----    ----    -----    -----    -----
Accruing loans delinquent 90 days or more:
  One-to-four family.............................     312     365        0        0        0
  Consumer.......................................       0      37        0        0        0
                                                    -----    ----    -----    -----    -----
     Total.......................................     312     402        0        0        0
                                                    -----    ----    -----    -----    -----
Restructured loans:
  Multi-family...................................       0       0        0       94      199
Foreclosed assets:
 Real estate:
   One-to-four family............................      18     142       23      315       64
                                                    -----    ----    -----    -----    -----
     Total.......................................      18     142       23      315       64
                                                    -----    ----    -----    -----    -----
Total non-performing assets......................   $ 806     807      361      850      498
                                                    -----    ----    -----    -----    -----
                                                    -----    ----    -----    -----    -----
Total as a percentage of total assets............    0.12%   0.12%    0.07%    0.16%    0.10%
                                                    -----    ----    -----    -----    -----
                                                    -----    ----    -----    -----    -----
Total non-performing loans.......................   $ 788     665    $ 338    $ 535    $ 434
                                                    -----    ----    -----    -----    -----
                                                    -----    ----    -----    -----    -----
Total as a percentage of total
 loans receivable, net...........................    0.18%   0.15%    0.10%    0.17%    0.16%
                                                    -----    ----    -----    -----    -----
                                                    -----    ----    -----    -----    -----

     For the year ended December 31, 1998, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $49,382. The amounts that were included in interest income on such loans during 1998 were $28,618.

     Total non-performing assets were $806,000 at December 31, 1998, a decrease of $1,000, compared to $807,000 at December 31, 1997 and $361,000 at December 31, 1996. Non-performing assets had the following activity during 1998: sales of $142,000, transfers in of $389,000 and transfers out due to performance of $248,000. Non-performing assets had the following activity during 1997: sales of $42,000, charge-offs of $35,000, payments of $80,000 and net transfers to non-performing assets of $603,000. The increase in non-performing assets from 1996 to 1997 is primarily the result of three one-to-four family purchased loans totaling $365,000 that were behind on their payments by more than 90 days and the foreclosure of two one-to-four family mortgages totaling $142,000. The decrease in the non-accruing loans is the result of the normal inflow and outflow of delinquent loans caused by borrowers getting behind on their payments and then bringing the loans current again.

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

     OTHER LOANS OF CONCERN. In addition to the non-performing assets set forth in the table above, as of December 31, 1998 there were $72,000 of loans with known information about the possible credit problems of the borrowers or the cash flows of the secured properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

     Management has considered the Bank's non-performing and "of concern" assets in establishing its allowance for loan losses.

     ALLOWANCE FOR LOSSES ON LOANS. The following table sets forth an analysis of the Bank's allowance for loan losses for the year ended:

(DOLLARS IN THOUSANDS)                              1998     1997      1996      1995      1994
                                                   ------   ------    ------    ------    ------
Balance at beginning of year...................    $2,748    2,341     2,191     1,893     1,489
MFC allowance for losses acquired..............         0      122         0         0         0
Provision for losses...........................       310      300       300       300       410

CHARGE-OFFS
 Real estate:
  One-to-four family...........................        (2)      (4)        0         0         0
  Multi-family.................................         0        0       (88)        0         0
  Consumer.....................................       (17)      (7)       (1)       (2)       (6)
  Commercial business..........................         0      (12)      (61)        0         0
                                                   ------   ------    ------    ------    ------
                                                      (19)     (23)     (150)       (2)       (6)
                                                   ------   ------    ------    ------    ------
RECOVERIES
 Real estate:
  Commercial business..........................         2        8         0         0         0
                                                   ------   ------    ------    ------    ------
                                                        2        8         0         0         0
                                                   ------   ------    ------    ------    ------
Net charge-offs................................       (17)     (15)     (150)       (2)       (6)
                                                   ------   ------    ------    ------    ------
Balance at end of year.........................    $3,041    2,748     2,341     2,191     1,893
                                                   ------   ------    ------    ------    ------
                                                   ------   ------    ------    ------    ------
Ratio of net charge-offs during the year to
 average loans outstanding during the year.....      0.00%    0.01%     0.05%     0.00%     0.00%
                                                   ------   ------    ------    ------    ------
                                                   ------   ------    ------    ------    ------
Ratio of allowance for losses on loans to
 total non-performing loans, at end of year....    385.79%  413.17%   691.84%   409.13%   436.52%
                                                   ------   ------    ------    ------    ------
                                                   ------   ------    ------    ------    ------

     The distribution of the Bank's allowance for losses on loans at the dates indicated is summarized as follows:


                                                                  December 31,
                                   ------------------------------------------------------------------------------
                                           1998                       1997                        1996
                                   --------------------      ---------------------      -------------------------
                                               Percent                    Percent                      Percent
                                               of Loans                   of Loans                     of Loans
                                               in Each                    in Each                      in Each
                                               Category                   Category                     Category
                                               to Total                   to Total                     to Total
(DOLLARS IN THOUSANDS)               Amount      Loans         Amount       Loans         Amount         Loans
                                   ---------   ----------    ----------   ----------    ----------     ---------
Real Estate:
  One-to-four family.............. $     544      79.31%     $      560      87.58%     $      496       90.19%
  Multi-family....................       142       1.02              80       0.60               8        0.08
  Commercial .....................       797       6.29             198       2.34             113        2.22
  Construction or development.....       455       3.29             172       1.27             104        0.98
Consumer..........................       546       7.55             527       7.05             473        5.87
Commercial business...............       328       2.54              46       1.16              29        0.66
Unallocated.......................       229       0.00           1,165       0.00           1,118        0.00
                                   ---------   --------      ----------   --------      ----------      ------
     Total.......................  $   3,041     100.00%     $    2,748     100.00%     $    2,341      100.00%
                                   ---------   --------      ----------   --------      ----------      ------
                                   ---------   --------      ----------   --------      ----------      ------

                                             1995                           1994
                                   -------------------------   ---------------------------
                                                  Percent                        Percent
                                                  of Loans                       of Loans
                                                  in Each                        in Each
                                                  Category                       Category
                                                  to Total                       to Total
(DOLLARS IN THOUSANDS)               Amount        Loans        Amount            Loans
                                   --------      -----------  -----------      -----------
Real Estate:
  One-to-four family.............  $    452         90.62%     $     475          92.18%
  Multi-family...................        21          0.11             21           0.14
  Commercial ....................       125          2.71            128           1.80
  Construction or development....       153          1.58             84           1.31
Consumer.........................       286          4.66            280           4.14
Commercial business..............        37          0.32             27           0.43
Unallocated......................     1,117          0.00            878           0.00
                                   --------      --------      ---------       --------
     Total.......................  $  2,191        100.00%     $   1,893         100.00%
                                   --------      --------      ---------       --------
                                   --------      --------      ---------       --------

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

     While management believes that it uses the best information available to determine the allowance for losses on loans, unforeseen market conditions could result in adjustments to the allowance for losses on loans, and net earnings could be significantly affected, if circumstances differ substantially from the assumptions used in making the final determination. Refer to Management's Discussion and Analysis on Allowances for Loan and Real Estate Losses and Non-performing Assets in the Annual Report.

INVESTMENT ACTIVITIES

     HMN and the Bank utilize the available for sale securities portfolio in virtually all aspects of asset/liability management strategy. In making investment decisions, the Investment/Asset - Liability Committee considers, among other things, the yield and interest rate objectives, the credit risk position and the projected cash flow requirements.

     The Bank must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At December 31, 1998, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 10.27%. The Bank's level of liquidity is a result of management's asset/liability strategy. See "Regulation - Liquidity."

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

     The investment strategy of HMN and the Bank has been directed toward a mix of high-quality assets (primarily government and agency obligations) with short and intermediate terms to maturity. At December 31, 1998, HMN did not own any investment securities of a single issuer which exceeded 10% of HMN's stockholder's equity other than U.S. government or federal agency obligations.

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

                                                                                December 31,
                                        -------------------------------------------------------------------------------------
                                                             1998                                           1997
                                        ---------------------------------------------   -------------------------------------
                                         Amortized    Adjusted   Market     % of     Amortized    Adjusted   Market     % of
(DOLLARS IN THOUSANDS)                     Cost           To      Value     Total        Cost         To      Value     Total
                                        -----------   --------   ------    ------   -----------   --------   ------    ------
Securities available for sale:
  U.S. government and agency
    obligations.......................  $  17,379         12     17,391     25.11%   $  43,403       (60)    43,343     49.98%
  Municipal obligations...............      2,901         (5)     2,896      4.18            0         0          0      0.00
  Corporate debt .....................      4,232         (3)     4,229      6.10        2,903         0      2,903      3.35
  Corporate equity(1).................      8,271       (296)     7,975     11.51        8,017     1,021      9,038     10.42
  Stock of federal agencies(1)........      5,874        114      5,988      8.64       14,034       605     14,639     16.88
Securities held to maturity:
  Corporate debt......................          0                     0      0.00            0                    0      0.00
                                        ---------                ------    ------    ---------               ------    ------
    Subtotal..........................     38,657                38,479     55.54       68,357               69,923     80.63
FHLB stock............................      9,838                 9,838     14.20        7,432                7,432      8.57
                                        ---------                ------    ------    ---------               ------    ------
    Total investment securities
     and FHLB stock...................     48,495                48,317     69.74       75,789               77,355     89.20
                                        ---------                ------    ------    ---------               ------    ------
Average remaining life of investment
   securities excluding FHLB stock....  4.5 years                                    2.5 years

Other Interest-earning Assets:
  Cash equivalents....................     20,961                20,961     30.26        9,365                9,365     10.80
                                        ---------                ------    ------    ---------               ------    ------
    Total.............................  $  69,456                69,278    100.00%   $  85,154               86,720    100.00%
                                        ---------                ------    ------    ---------               ------    ------
                                        ---------                ------    ------    ---------               ------    ------

Average remaining life or term
 to repricing of investment securities
 and other interest-earning assets,
 excluding FHLB stock.................  3.2 years                                    2.3 years



                                                             1996
                                        -----------------------------------------
                                        Amortized    Adjusted    Market     % of
(DOLLARS IN THOUSANDS)                    Cost          To       Value     Total
                                        ---------    --------    ------    ------
Securities available for sale:
  U.S. government and agency
    obligations.......................  $  29,600       (322)    29,278     49.93%
  Municipal obligations...............          0          0          0      0.00
  Corporate debt .....................      1,091          1      1,092      1.86
  Corporate equity(1).................      7,796        386      8,182     13.96
  Stock of federal agencies(1)........      3,874         49      3,923      6.69
Securities held to maturity:
  Corporate debt......................      1,000                 1,001      1.71
                                        ---------                ------    ------
    Subtotal..........................     43,361                43,476     74.15
FHLB stock............................      5,434                 5,434      9.27
                                        ---------                ------    ------
    Total investment securities
     and FHLB stock...................     48,795                48,910     83.42
                                        ---------                ------    ------
Average remaining life of investment
   securities excluding FHLB stock....  3.4 years

Other Interest-earning Assets:
  Cash equivalents....................      9,718                 9,718     16.58
                                        ---------                ------    ------
    Total.............................  $  58,513                58,628    100.00%
                                        ---------                ------    ------
                                        ---------                ------    ------

Average remaining life or term
 to repricing of investment securities
 and other interest-earning assets,
 excluding FHLB stock.................  2.8 years



(1) Average life assigned to corporate equity holdings and stock of federal agencies is five years.

     The composition and maturities of the securities portfolio, excluding FHLB stock, mortgage-backed and other related securities, are indicated in the following table.

                                                                 December 31, 1998
                                      ----------------------------------------------------------
                                                   After 1      After 5
                                       1 Year     through 5    through 10    Over      No Stated
                                       or Less      Years        Years     10 Years     Maturity
                                      ---------   ---------    ---------   ---------   ---------
                                      Amortized   Amortized    Amortized   Amortized   Amortized
(DOLLARS IN THOUSANDS)                   Cost        Cost         Cost        Cost       Cost
                                      ---------   ---------    ---------   ---------   ---------
Securities available for sale:
  U.S. government securities........  $      0       9,887            0       7,492           0
  Municipal obligations.............         0           0            0       2,901           0
  Corporate debt....................     1,152       2,520          560           0           0
  Corporate equity..................         0           0            0           0       8,271
  Stock of federal agencies.........         0           0            0           0       5,874
                                      --------    --------     --------     -------    --------
Total stock.........................  $  1,152      12,407          560      10,393      14,145
                                      --------    --------     --------     -------    --------
                                      --------    --------     --------     -------    --------

Weighted average yield..............      6.50%       6.39%        8.00%       6.83%       5.34%

                                               December 31, 1998
                                      --------------------------------
                                                   Total
                                                Securities
                                      --------------------------------
                                      Amortized   Adjusted    Market
(DOLLARS IN THOUSANDS)                  Cost         to       Value
                                      ---------   --------   -------
Securities available for sale:
  U.S. government securities........    17,379        12      17,391
  Municipal obligations.............     2,901        (5)      2,896
  Corporate debt....................     4,232        (3)      4,229
  Corporate equity..................     8,271      (296)      7,975
  Stock of federal agencies.........     5,874       114       5,988
                                      --------               -------
Total stock.........................    38,657                38,479
                                      --------               -------
                                      --------               -------

Weighted average yield..............      6.15%


     MORTGAGE-BACKED AND RELATED SECURITIES. In order to supplement loan production (particularly those of interest rate sensitive loans) and achieve its asset/liability management goals, HMN invests in mortgage-backed and related securities. All of the mortgage-backed and related securities owned by HMN are issued, insured or guaranteed either directly or indirectly by a federal agency or are rated "AA" or higher. At December 31, 1998, HMN had $143.1 million of mortgage-backed and related securities all classified as available for sale, compared to $135.9 at December 31, 1997 and $135.2 million at December 31, 1996, of which $133.4 million were classified as available for sale.

     The contractual maturities of the mortgage-backed and related securities portfolio without any prepayment assumptions at December 31, 1998 is as follows:

                                                                                                              December 31,
                                                                                                                 1998
                                                      5 Years      5 to 10        10 to 20        Over 20       Balance
(DOLLARS IN THOUSANDS)                                or Less       Years           Years          Years      Outstanding
                                                   ------------   ----------    ------------    -----------   ------------
Securities available for sale:
  Federal Home Loan Mortgage Corporation........   $        133          561           1,183              0          1,877
  Federal National Mortgage Association.........              0            0               0            574            574
  Government National Mortgage Association......              0           13             108          1,366          1,487
  Other mortgage-backed securities..............              0            0               0            101            101
  Collateralized Mortgage Obligations...........          1,028        2,208          18,928        116,943        139,107
                                                   ------------   ----------    ------------    -----------   ------------
     Total......................................   $      1,161        2,782          20,219        118,984        143,146
                                                   ------------   ----------    ------------    -----------   ------------
                                                   ------------   ----------    ------------    -----------   ------------

  Weighted average yield........................           7.50%        7.21%           7.03%          6.66%          6.73%

     At December 31, 1998, HMN did not have any non-agency mortgage-backed or related securities in excess of 10% of its stockholders' equity, except for a $11.9 million collateralized mortgage obligation issued by Bear Stearns with an AAA rating by Moody's.

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

     At December 31, 1998, HMN had $94.5 million invested in CMOs which have floating interest rates that change either monthly or quarterly, compared to $23.3 million at December 31, 1997 and $43.5 million at December 31, 1996. During 1998 HMN increased its investment in floating rate CMOs in order to reduce its overall interest rate risk exposure.

     At December 31, 1998 the projected duration (period of time until half the interest and half the principal is collected) of the $44.6 million fixed rate CMO portfolio is approximately 1.0 year using median prepayment speeds projected by the Bloomberg security system, compared to approximately 3.3 years for the $61.8 million fixed rate CMO security portfolio at December 31, 1997.

     Refer to Management's Discussion and Analysis-Market Risk in the Annual Report for information on changes in market value of the mortgage-backed or related securities under different rate shock environments.

     To assess price volatility, the Federal Financial Institutions Examination Council ("FFIEC") adopted a policy in 1992 which required an annual "stress" test of mortgage derivative securities. The policy, which was adopted by the OTS, required the Bank to annually test its CMOs and other mortgage-related securities to determine whether they were "high-risk" or "nonhigh-risk securities". During 1998 the OTS adopted Thrift Bulletin 13A which no longer required that "high-risk" testing be performed on an institution's CMOs and other mortgage-related securities.

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

     The following table sets forth the savings flows at the Bank during the periods indicated.

                                                          Year Ended December 31,
                                                  ----------------------------------------
(DOLLARS IN THOUSANDS)                               1998           1997            1996
                                                  ---------       --------        --------
Opening balance.............................     $  467,348        362,477         373,539
MFC deposits acquired.......................              0        103,612               0
Deposits....................................        536,135        370,761         351,330
Withdrawals.................................       (588,662)      (385,002)       (378,009)
Interest credited...........................         19,048         15,500          15,617
                                                 ----------       --------        --------
  Ending balance............................        433,869        467,348         362,477
                                                 ----------       --------        --------

Net increase (decrease).....................     $  (33,479)       104,871         (11,062)
                                                 ----------       --------        --------
                                                 ----------       --------        --------

Percent increase (decrease).................          (7.16)%        28.93%          (2.96)%
                                                 ----------       --------        --------
                                                 ----------       --------        --------

     The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Bank as of December 31:


                                                       1998                          1997                      1996
                                            ----------------------------  --------------------------  ----------------------
                                                            Percent                      Percent                     Percent
(DOLLARS IN THOUSANDS)                         Amount       of Total       Amount        of Total      AMOUNT        of Total
                                              --------      --------      --------       --------     ---------     --------
TRANSACTIONS AND SAVINGS DEPOSITS(1):

Non-interest checking....................  $   13,187         3.04%      $    3,833        0.82%    $    2,389       0.66%

NOW Accounts - 1.00%(2)..................      25,459         5.87           23,144        4.95         17,589       4.85
Passbook Accounts - 2.00%(3).............      35,766         8.24           36,199        7.75         30,070       8.29
Money Market Accounts - 3.19%(4).........      29,419         6.78           24,807        5.31         16,533       4.56
                                           ----------     --------       ----------    --------      ---------    -------
  Total Non-Certificates.................  $  103,831        23.93%      $   87,983       18.83%    $   66,581      18.36%
                                           ----------     --------       ----------    --------      ---------    -------

CERTIFICATES:

 3.00 -  3.99%...........................  $    1,943         0.45%      $      727        0.15%    $      425       0.12%
 4.00 -  4.99%...........................      87,582        20.19           24,155        5.17         22,553       6.22
 5.00 -  5.99%...........................     160,630        37.02          162,916       34.86        168,040      46.36
 6.00 -  6.99%...........................      78,273        18.04          178,847       38.27         76,704      21.16
 7.00 -  7.99%...........................       1,342         0.31           11,627        2.49         28,077       7.75
 8.00 -  8.99%...........................         264         0.06            1,091        0.23             96       0.03
 9.00% and over..........................           4         0.00                2        0.00              1       0.00
                                           ----------     --------        ---------     -------      ---------    -------
  Total Certificates.....................     330,038        76.07          379,365       81.17        295,896      81.64
                                           ----------     --------       ----------    --------      ---------    -------
     Total Deposits......................  $  433,869       100.00%      $  467,348      100.00%     $ 362,477     100.00%
                                           ----------     --------       ----------     -------      ---------     ------
                                           ----------     --------       ----------     -------      ---------     ------

------------
(1) Reflects rates paid on transaction and savings deposits at December 31, 1998.
(2) The rate on NOW Accounts for 1997 was 1.50% and 1996 was 2.01%.
(3) The rate on Passbook Accounts for 1997 was 2.62% and 1996 was 2.50%.
(4) The rate on Money Market Accounts for 1997 was 3.34% and 1996 was 2.83%.

The following table shows rate and maturity information for the Bank's certificates of deposit as of December 31, 1998.



(DOLLARS IN THOUSANDS)
Certificate accounts maturing in           2.00-        3.00-         4.00-         5.00-        6.00-
quarter ending:                            2.99%        3.99%         4.99%         5.99%        6.99%
                                          ------        -----        ------       -------        ------
March 31, 1999..........................  $    0        1,322        12,578        30,572        21,601
June 30, 1999...........................       0            3        12,859        26,839         8,536
September 30, 1999......................     100           43        22,019        19,162         5,520
December 31, 1999.......................     400           39        12,675        17,599         1,654
March 31, 2000..........................       0            0        10,874         8,520         3,427
June 30, 2000...........................       0            2         2,964         4,397         1,736
September 30, 2000......................       0            0         3,891         4,031        13,958
December 31, 2000.......................       0           33         4,040         7,124         6,575
March 31, 2001..........................       0            0           278         9,072         2,832
June 30, 2001...........................       0            0           739         8,998         1,975
September 30, 2001......................       0            0         2,638         5,243         2,230
December 31, 2001.......................       0            1         1,753         1,112         2,867
Thereafter..............................       0            0           274        17,961         5,362
                                          ------        -----        ------       -------        ------
   Total................................  $  500        1,443        87,582       160,630        78,273
                                          ------        -----        ------       -------        ------
                                          ------        -----        ------       -------        ------

   Percent of total.....................   0.15%         0.44%        26.54%        48.66%        23.72%
                                          ------        -----        ------       -------        ------
                                          ------        -----        ------       -------        ------


(DOLLARS IN THOUSANDS)
Certificate accounts maturing in          7.00-         8.00-        9.00-                      Percent
quarter ending:                           7.99%         8.99%        9.99%           Total      of Total
                                          -----         -----        -----          -------     --------
March 31, 1999..........................    477           253            0           66,803      20.25
June 30, 1999...........................    248            11            2           48,498      14.70
September 30, 1999......................    358             0            0           47,202      14.30
December 31, 1999.......................    257             0            0           32,624       9.88
March 31, 2000..........................      0             0            1           22,822       6.92
June 30, 2000...........................      0             0            0            9,099       2.76
September 30, 2000......................      0             0            0           21,880       6.63
December 31, 2000.......................      0             0            0           17,772       5.38
March 31, 2001..........................      0             0            0           12,182       3.69
June 30, 2001...........................      0             0            0           11,712       3.55
September 30, 2001......................      0             0            1           10,112       3.06
December 31, 2001.......................      2             0            0            5,735       1.74
Thereafter..............................      0             0            0           23,597       7.15
                                          -----         -----        -----          -------     ------
   Total................................  1,342           264            4          330,038     100.00%
                                          -----         -----        -----          -------     ------
                                          -----         -----        -----          -------     ------

   Percent of total.....................   0.41%         0.08%        0.00%          100.00%
                                          -----         -----        -----          -------
                                          -----         -----        -----          -------


     The following table indicates the amount of the Bank's certificates of deposit and other deposits by time remaining until maturity as of December 31, 1998.


                                                                              Maturity
                                                            --------------------------------------------
                                                                          Over       Over
                                                            3 Months     3 to 6     6 to 12      Over
                                                            or Less      Months     Months     12 Months       Total
                                                            --------     ------     -------    ---------      -------
(DOLLARS IN THOUSANDS)
Certificates of deposit less
 than $100,000...........................................   $ 55,559     44,651      69,631      123,848      293,689
Certificates of deposit of
 $100,000 or more........................................      5,520      2,100       5,568       10,717       23,905
Public funds(1)..........................................      5,725      1,747       4,627          345       12,444
                                                            --------    -------     -------     --------      -------
  Total certificates of
    deposit..............................................   $ 66,804     48,498      79,826      134,910      330,038
                                                            --------    -------     -------     --------      -------
                                                            --------    -------     -------     --------      -------

------------
(1) Deposits from governmental and other public entities.

For additional information regarding the composition of the Bank's deposits, see
Note 12 of the Notes to Consolidated Financial Statements in the Annual Report. For additional information on certificate maturities and the impact on HMN's liquidity see Liquidity starting on page 21 of the Annual Report.

     BORROWINGS. The Bank's other available sources of funds include advances from the Federal Home Loan Bank ("FHLB") of Des Moines and other borrowings. As a member of the FHLB of Des Moines, the Bank is required to own capital stock in the FHLB of Des Moines and is authorized to apply for advances from the FHLB of Des Moines. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB of Des Moines may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions. Consistent with its asset/liability management strategy, the Bank has utilized FHLB advances from time to time to extend the term to maturity of its liabilities. Also, the Bank has used FHLB borrowings to fund loan demand and other investment opportunities and to offset deposit outflows. At December 31, 1998, the Bank had $185.4 million of FHLB advances outstanding. On such date, the Bank had a collateral pledge arrangement with the FHLB of Des Moines pursuant to which the Bank may borrow up to an additional $60.0 million for liquidity purposes. See "Financial Review - Federal Home Loan Bank Advances" and Note 13 of the Notes to Consolidated Financial Statements in the Annual Report.

     During 1998, HMN has established a $2.5 million revolving line of credit with Norwest Bank Minnesota, N.A. The credit line matures September 15, 1999 and floats at the Federal Funds rate plus 250 basis points.

     The following table sets forth the maximum month-end balance and average balance of FHLB advances and the revolving line of credit ("Other Borrowings") for the periods indicated.

                                                                     Year Ended December 31,
                                                             -----------------------------------------
                                                                1998             1997            1996
                                                             ----------         -------         -------
(DOLLARS IN THOUSANDS)
MAXIMUM BALANCE:
  FHLB advances and Other Borrowings........................ $  195,829         128,007         106,436
  FHLB short-term borrowings and Other Borrowings...........     46,893          60,429          64,429

AVERAGE BALANCE:
  FHLB advances and Other Borrowings........................    172,232         112,500          89,656
  FHLB short-term borrowings and Other Borrowings...........     32,320          45,598          47,949


     The following table sets forth certain information as to the Bank's FHLB advances and Other Borrowings at the dates indicated.

                                                                 December 31,
                                                         ---------------------------
                                                           1998      1997      1996
                                                         -------    ------    ------
(DOLLARS IN THOUSANDS)
FHLB short-term borrowings and Other Borrowings.......   $17,500    43,250    46,429

Weighted average interest rate of
  FHLB short-term borrowings and Other Borrowings.....      5.38%     5.85%     5.52%

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

     Osterud Insurance Agency, Inc. ("OIAI"), a Minnesota corporation, was organized in 1983. OIAI operated as an insurance agency until 1986 when its assets were sold. OIAI remained inactive until 1993 when it began offering credit life insurance, annuity products and mutual fund products to the Bank's customers and others. OIAI recorded net income of $29,000 for the year ended December 31, 1998.

     MSL Financial Corporation ("MSL") was acquired in the MFC merger. MSL offered annuity products to MFC customers and also has an investment in FHLMC preferred stock.

COMPETITION

     The Bank faces strong competition both in originating real estate loans and in attracting deposits. Competition in originating loans comes primarily from mortgage bankers, commercial banks, credit unions and other savings institutions, which also make loans secured by real estate located in the Bank's market area and through internet banking operations which are throughout the continental United States. The Bank competes for loans principally on the basis of the interest rates and loan fees it charges, the types of loans it originates and the quality of services it provides to borrowers.

     Competition for deposits is principally from money market and mutual funds, securities firms, commercial banks and other savings institutions located in the same communities. The ability of the Bank to attract and retain deposits depends on its ability to provide an investment opportunity that satisfies the requirements of investors as to rate of return, liquidity, risk, convenient locations and other factors. The Bank competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours and a customer oriented staff.

OTHER CORPORATIONS OWNED BY HMN

     HMN has two other wholly owned subsidiaries, HMN Mortgage Services, Inc. ("MSI") and Security Finance Corporation ("SFC"). MSI operates a mortgage banking and mortgage brokerage facility located in Brooklyn Park, Minnesota. Brooklyn Park is located in the Minneapolis/St. Paul Metropolitan area. MSI's primary function is to originate and/or purchase single family residential loans for resale on the secondary market to FNMA, FHLMC or other third parties. It also from time to time purchases mortgage servicing rights from other lenders. SFC invests in commercial loans and commercial real estate loans located throughout the United States which were originated by third parties.

EMPLOYEES

     At December 31, 1998, HMN had a total of 136 full-time equivalent employees. None of the employees of HMN or its subsidiaries are represented by any collective bargaining unit. Management considers its employee relations to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT WHO ARE NOT DIRECTORS

     Officers are elected annually by the Board of Directors of HMN and the Bank. The business experience of each executive officer of HMN and the Bank who is not also a director of HMN is set forth below. Unless otherwise indicated, such individuals have held their current positions for at least five years.

     MICHAEL MCNEIL. Mr. McNeil, age 51, has been the President and Chief Executive Officer of the Bank since January 1, 1999. From April 1, 1998 through December 1998, Mr. McNeil was the Senior Vice President Business Development of the Bank. Prior to joining the Bank, Mr. McNeil was the President and a director of Stearns Bank, N.A. in St. Cloud, Minnesota from August 1, 1991 until March 1, 1998.

     DWAIN C. JORGENSEN. Mr. Jorgensen, age 50, is Senior Vice President Operations of HMN and the Bank. Mr. Jorgensen has held such positions with the Bank since 1998. Prior to such time, he served as Vice President, Controller and Chief Accounting Officer of HMN and the Bank from 1989 to 1998. From 1983 to 1989, Mr. Jorgensen was an Assistant Vice President and Operations Officer with the Bank.

     TIMOTHY P. JOHNSON. Mr. Johnson, age 46, is Vice President and Treasurer of HMN and the Bank, a position he has held since 1997. He has also been Principal Accounting Officer since 1998. Prior to such time, he served as Treasurer from 1992 to 1997. From 1983 to 1992, Mr. Johnson was Chief Financial Officer of St. Louis Bank for Savings, Duluth, Minnesota.

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

FEDERAL REGULATION OF SAVINGS ASSOCIATIONS

     The OTS has extensive authority over the operations of savings associations. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS examination of the Bank was dated July of 1998. The Bank has not been scheduled for an examination in 1999, except for an on-site year 2000 examination which started on March 1, 1999. When these examinations are conducted by the OTS and the FDIC, the examiners may require the Bank to provide for higher general or specific loan loss reserves. From time to time, financial institutions in various regions of the United States have been called upon by examiners to write down assets and to establish increased levels of reserves, primarily as a result of perceived weaknesses in real estate values and a more restrictive regulatory climate.

     The OTS has established a schedule for the assessment of fees upon all savings associations to fund the operations of the OTS. The general assessment, to be paid on a semi-annual basis, is computed upon the savings association's total assets as reported in the association's latest quarterly thrift financial report, the savings association's condition as reflected by its composite rating, and the complexity of the savings association's business determined by the amount of trust assets administered, assets subject to recourse or similar obligations and the principal amount of loans serviced by the savings association. Savings associations (unlike the Bank) with a composite rating of 3 receive a condition component equal to 25% of their size component and savings associations with a composite rating of 4 or 5 receive a condition component equal to 50% of their size component. The Bank's OTS assessment for the year ended December 31, 1998 was approximately $147,000.

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

     The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000, or 15%, of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 1998, the Bank's lending limit under this restriction was $6.9 million. The Bank is in compliance with the loans-to-one borrower limitation.

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

     The OTS, as well as the other federal banking agencies, have issued proposed safety and soundness standards on matters such as credit underwriting and loan documentation, internal controls and audit systems, interest rate risk exposure, asset growth and quality, compensation and other employee benefits and year 2000 issues. The proposal also establishes the maximum ratio of classified assets to total capital (which for this purpose includes loss allowances exceeding the amount includable for regulatory capital purposes) at 100% and the minimum level of earnings sufficient to absorb losses without impairing capital. Earnings will be sufficient if the net income over the last four quarters is assumed to continue over the next four quarters and the institution would otherwise remain in capital compliance. Any institution which fails to comply with these standards must submit a compliance plan. A failure to submit a plan or to comply with an approved plan will subject the institution to further enforcement action.

     The Bank is subject to a wide array of other laws and regulations, both federal and state, including, but not limited to, usury laws, the Community Reinvestment Act and regulations thereunder, the Equal Credit Opportunity Act and Regulation B, Regulation E-Electronic Funds Transfer requirements, the Truth-in-Lending Act and Regulation Z, the Real Estate Settlement Procedures Act and Regulation X. The Bank is also subject to laws and regulations that may impose liability on lenders and owners for clean-up costs and other costs stemming from hazardous waste located on property securing real estate loans made by lenders or on real estate that is owned by lenders following a foreclosure or otherwise.

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

     FDICIA required the FDIC to implement a risk-based deposit insurance assessment system. Under the system, all insured depository institutions were placed into one of nine categories and assessed insurance premiums, ranging from .04% to .31% of deposits, based upon their level of capital and supervisory evaluation. Institutions classified as well capitalized (I.E., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy would pay the lowest premium while institutions that are less than adequately capitalized (I.E., core and Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern would pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period.

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

     The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained earnings, and certain noncumulative perpetual preferred stock. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital. At December 31, 1998, the Bank had goodwill and other intangibles of $5.6 million and $264,000 of mortgage servicing rights which were required to be deducted from stockholders' equity to arrive at tangible capital and Tier I capital.

     The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. Under these regulations certain subsidiaries are consolidated for capital purposes and others are excluded from assets and capital. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers, or meeting other criteria, are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership, including the assets of includable subsidiaries in which the association has a minority interest that is not consolidated for GAAP purposes. For excludable subsidiaries the debt and equity investments in such subsidiaries are deducted from assets and capital. The subsidiary of the Bank is an includable subsidiary.

     At December 31, 1998, the Bank had tangible capital of $42.8 million, or 6.4% of adjusted total assets, which is $16.0 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

     The capital standards also require core capital or Tier I capital to equal at least 3% of adjusted total assets (as defined by regulation).
Core capital generally consists of tangible capital plus certain intangible assets. As a result of the prompt corrective action provisions of FDICIA discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio.

      The OTS regulations only allow those savings associations rated a composite one (the highest rating) under the safety and soundness rating system for savings associations to be permitted to operate at or near the regulatory minimum leverage ratio of 3%. All other savings associations are required to maintain a Tier I capital to adjusted total assets of 4% to 5%. The OTS assesses each individual savings association through the supervisory process on a case-by-case basis to determine the applicable requirement.
The Bank is also required to have a Tier I capital ratio to risk-weighted assets of 4%. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one-to-four family first lien mortgage loans not more than 90 days delinquent and having a loan to value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or the FHLMC.

     At December 31, 1998, the Bank had Tier I capital equal to $42.8 million, or 6.4%, of adjusted total assets, which is $16.0 million above the minimum Tier I ratio requirement of 4% based upon the Bank's composite rating. At December 31, 1998, the Bank had a Tier I capital to risk-weighted assets ratio of 12.9%, which is $29.5 million above the minimum requirement of $13.3 million.

      The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. At December 31, 1998, the Bank had $3.0 million of general loss reserves, which were included in capital.

     Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital, in addition to the adjustments required for calculating core capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. At December 31, 1998 the Bank had $22,000 of exclusions from capital.

     On December 31, 1998, the Bank had total "risk-based" capital of $45.8 million and risk-weighted assets of $332.7 million, or total capital of 13.8% of risk-weighted assets. This amount was $19.2 million above the 8% requirement in effect on that date.

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

     The OTS had adopted a rule that required every savings association with more than normal interest rate risk to deduct from its total capital, for purposes of determining compliance with such requirement, an interest rate risk component ("IRR component") equal to 50% of its interest-rate risk exposure multiplied by the present value of its assets. The IRR component is a measure of the potential decline in the net portfolio value ("NPV") of a savings association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The rule provided for a two quarter lag between calculating interest rate risk and recognizing any deduction from capital. The OTS has decided not to require the IRR component to be deducted from the capital calculations of all institutions. It has reserved the right to take the IRR component into account in assessing the capital requirements for an individual institution. On December 1, 1998 the OTS issued Thrift Bulletin 13a ("TB 13a"), Management of Interest Rate Risk, Investment Securities, and Derivatives Activities, which among other things established guidelines for measuring an institution's sensitivity to market risk. TB 13a had a table which examiners should use as a starting point in their analysis of an institution's level of interest rate risk, assuming there were no deficiencies in the institution's risk management practices. Based upon an IRR exposure report prepared by OTS from data submitted by the Bank at December 31, 1998, the Bank was deemed to have "minimal interest rate risk" per the table. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" in the Annual Report.

     Pursuant to FDICIA, the federal banking agencies, including the OTS, have adopted regulations authorizing the agencies to require a depository institution to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities.

     The OTS and the FDIC are authorized and, under certain circumstances, required to take certain actions against associations that fail to meet capital requirements. Effective December 19, 1992, the federal banking agencies, including the OTS, were given additional enforcement authority over undercapitalized depository institutions. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% Tier 1 to adjusted total assets ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions, discussed below, that are applicable to significantly undercapitalized associations.

      As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized association must agree that it will enter into a limited capital maintenance guarantee with respect to the institution's achievement of its capital requirements.

     Any savings association that fails to comply with its capital plan or is "significantly undercapitalized" (I.E., Tier 1 risk-based or Tier I to adjusted total assets of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more additional specified actions and operating restrictions mandated by FDICIA. These actions and restrictions include requiring the issuance of additional voting securities; limitations on asset growth; mandated asset reduction; changes in senior management; divestiture, merger or acquisition of the association; restrictions on executive compensation; and any other action the OTS deems appropriate. An association that becomes "critically undercapitalized" (I.E., a tangible equity to total asset ratio of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized associations. In addition, the OTS must appoint a receiver (or conservator with the concurrence of the FDIC) for a savings association, with certain limited exceptions, within 90 days after it becomes critically undercapitalized.

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

     At December 31, 1998 the Bank would be considered to be "well capitalized" under the prompt corrective actions provisions mentioned above. See Note 20 "Federal Home Loan Bank Investment, Regulatory Liquidity and Regulatory Capital Requirements" in the Notes to Consolidated Financial Statements in the Annual Report for more information on the Bank's capital.

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

     Generally, Tier 1 associations, which are associations that before and after the proposed distribution meet their fully phased-in capital requirements, may generally make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its fully phased-in capital requirement for such capital component, as measured at the beginning of the calendar year, or the amount authorized for a Tier 2 association. However, a Tier 1 association deemed to be in need of more than normal supervision by the OTS may be downgraded to a Tier 2 or Tier 3 association as a result of such a determination. The Bank meets the requirements for a Tier 1 association and has not been notified of a need for more than normal supervision. Tier 2 associations, which include associations that before and after the proposed distribution meet their current minimum capital requirements, may generally make capital distributions of up to 75% of net income over the most recent four quarter period.

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

     The OTS has promulgated regulations that revise the current capital distribution restrictions. These regulations become effective on April 1, 1999. The regulations eliminate the current tiered structure and the safe-harbor percentage limitations. Under the regulations, a savings association that is a subsidiary of a holding company, like the Bank, must file either a notice or an application 30 days before declaring a dividend or seeking board approval of a capital distribution. A notice is required unless a savings association (that is a holding company subsidiary) is not eligible for expedited treatment under OTS regulation or would not be adequately capitalized after the distribution, or the distribution would cause the association's distributions for the calendar year to exceed its net income for the year to date plus retained net income for the prior two years, or the distribution is otherwise contrary to statute, regulation or regulatory agreement or condition. If any of these conditions exist, then an application must be filed with the OTS. As under the current rule, the OTS may object to a capital distribution if it would constitute an unsafe or unsound practice.

     In March of 1999, the Bank received notification from the OTS that subject to certain restrictions (which could only be calculated at the time of distribution) a dividend from the Bank to HMN of $4.0 million could be paid during 1999 and not violate the dividend limitations mentioned above.

LIQUIDITY

     All savings associations, including the Bank, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. For a discussion of what the Bank includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity" in the Annual Report. This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 4% or an amount that would be required to operate the Bank in a safe and sound manner.

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

QUALIFIED THRIFT LENDER TEST

     All savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (which consists of total assets less intangibles, properties used to conduct the savings association's business and liquid assets not exceeding 20% of total assets) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. For HMN such assets primarily consist of residential housing related loans and investments. At December 31, 1998, the Bank met the test and has always met the test since its effectiveness.

     Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the Bank Insurance Fund. If an association that fails the test has not yet requalified and has not converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it may have to repay promptly any outstanding FHLB borrowings, which could result in prepayment penalties or purchase additional FHLB stock to meet the stockholder requirements of non-QTL members. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "- Holding Company Regulation."

TRANSACTIONS WITH AFFILIATES

     Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions are restricted to a percentage of the association's capital. Affiliates of the Bank include HMN and any company which is under common control with the Bank. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company, acquire the securities of most affiliates, or purchase low quality assets from affiliates. The Bank's subsidiaries are not deemed affiliates, however, the OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case by case basis.

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

FEDERAL RESERVE SYSTEM

     The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At December 31, 1998, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "- Liquidity."

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

     As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines. At December 31, 1998, the Bank had $9.8 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received dividends on its FHLB stock. Over the past five calendar years such dividends have averaged 7.07% and were 6.62% for calendar year 1998. For the year ended December 31, 1998, dividends paid by the FHLB of Des Moines to the Bank totaled $589,000.

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

FEDERAL AND STATE TAXATION

     FEDERAL TAXATION. HMN and its subsidiaries file consolidated federal income tax returns on a calendar year basis using the accrual method of accounting. Prior to 1996, savings institutions were subject to special bad debt reserve rules and certain other rules. During this period of time, a savings institution that held 60% or more of its assets in "qualifying assets" (as defined in the Internal Revenue Code) was permitted to maintain reserves for bad debts and to make annual additions to such reserves that qualified as deductions from taxable income. HMN was in compliance with this requirement.

     A qualifying thrift institution could elect annually to compute its allowable additions to bad debt reserves under either the percentage of taxable income method or the experience method. The percentage of taxable income method of calculating bad debt reserves limited the applicable percentage deduction to 8% of taxable income and could not cause the reserves to exceed 6% of qualifying loans at the end of the taxable year. HMN used the experience method to calculate additions to tax bad debt reserves through tax year 1995.

     Beginning in 1996, the favorable bad debt method described above was repealed putting savings institutions on the same tax bad debt method as commercial banks. This legislation required recapture of the amount of the tax bad debt reserves to the extent that they exceed the adjusted base year reserve ("the applicable excess reserves"). The applicable excess reserves are recaptured over a six-year period. This recapture period can be deferred for a period of up to two years to the extent that a certain residential lending test is met. HMN has previously provided taxes for the applicable excess reserves.

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

     To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes before 1988 exceed the allowable amount of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of December 31, 1998, the Bank's Excess for tax purposes totaled approximately $8.8 million.

     HMN was incorporated in 1994 and filed its first consolidated Federal income tax return with its subsidiaries for the year ended December 31, 1994. The return required to be filed for 1998 has been extended and will be filed by September 1999. The Bank and its consolidated subsidiaries have been audited by the IRS with respect to consolidated federal income tax returns through December 31, 1983. With respect to years examined by the IRS, either all deficiencies have been satisfied or sufficient reserves have been established to satisfy asserted deficiencies. In the opinion of management, any examination of still open returns (including returns of subsidiaries and predecessors of, or entities merged into, the Bank) would not result in a deficiency which could have a material adverse effect on the consolidated financial condition of HMN.

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

ITEM 2.  PROPERTIES

     The following table sets forth information concerning the main office and each branch office of HMN at December 31, 1998. At December 31, 1998, HMN's premises had an aggregate net book value of approximately $4.6 million.

                                        Year       Owned or      Net Book Value at
          Location                    Acquired      Leased      December 31, 1998(1)
--------------------------            --------     --------     --------------------
                                                                   (In Thousands)
CORPORATE OFFICE:
101 North Broadway                      1975        Owned                 336
Spring Valley, Minnesota

FULL SERVICE BRANCHES:

715 North Broadway                      1998        Owned               1,107
Spring Valley, Minnesota

201 Oakland Avenue                      1960        Owned                 157
Austin, Minnesota

Crossroads Shopping Center              1962        Owned                 481
Rochester, Minnesota

4th & Center (2)                        1973        Owned                 111
Winona, Minnesota
175 Center Street                       1998        Owned               1,751
Winona, Minnesota

208 South Walnut                        1975        Owned                  86
LaCrescent, Minnesota

1110 6th St., NW                        1982        Owned                 849
Rochester, Minnesota

143 West Clark Street                   1993        Owned                 568
Albert Lea, Minnesota

303 W. Main St.                         1997        Owned                 694
Marshalltown, Iowa

110 W. High St.                         1997       Leased                   2
Toledo, Iowa

29 S. Center                            1997        Owned                 245
Marshalltown, Iowa

MORTGAGE BANKING/BROKERAGE OFFICES:

7101 Northland Circle, Suite 105        1997       Leased                  --
Brooklyn Park, Minnesota

---------------
(1) Does not include $2,174,857 of net furniture and equipment distributed between all of the above offices or its subsidiaries.
(2) The property is the old bank building in Winona and is currently being held for sale. The portions of the property are being rented on a month to month basis to tenants.

     The Bank's depositor and borrower customer files are maintained by an independent data processing company. The net book value of the data processing and computer equipment utilized by the Bank at December 31, 1998 was approximately $462,882.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                      PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

     The information on pages 21, 52 and the back cover page of the Annual Report to Security Holders for the year ended December 31, 1998 is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA

     The information on page 11 of the Annual Report to Security Holders for the year ended December 31, 1998 is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information on pages 12 through 28 of the Annual Report to Security Holders for the year ended December 31, 1998 is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The information on pages 23 through 24 of the Annual Report to Security Holders for the year ended December 31, 1998 is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information on pages 29 through 52 of the Annual Report to Security Holders for the year ended December 31, 1998 is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                     PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information on pages 4 through 5 of the Registrant's definitive Proxy Statement dated March 23, 1999 is incorporated herein by reference. See "Business - Executive Officers" in Part I of the Form 10-K for information regarding executive officers.

ITEM 11.   EXECUTIVE COMPENSATION

     The information on pages 8 through 12 of the Registrant's definitive Proxy Statement dated March 23, 1999 is incorporated herein be reference, except for information contained under the heading "Compensation Committee Report on Executive Compensation".

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information on pages 2, 3 and 15 of the Registrant's definitive Proxy Statement dated March 23, 1999 is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                       PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

     1.  Financial Statements

          The following information appearing in the Registrant's Annual Report to Security Holders for the year ended December 31, 1998, is incorporated by reference in this Form 10-K Annual Report as Exhibit 13.

                                                                      Pages in
                                                                     1998 Annual
          Annual Report Section                                         Report
          ---------------------                                      -----------
          Five Year Consolidated Financial Highlights                  11

          Consolidated Balance Sheets --
            December 31, 1998 and 1997                                 29

          Consolidated Statements of Income --
            Each of the Years in the Three-Year
            Period Ended December 31, 1998                             30

          Consolidated Statements of Comprehensive Income --
            Each of the Years in the Three-Year
            Period Ended December 31, 1998                             30

          Consolidated Statement of Stockholders'
            Equity -- Each of the Years in the
            Three-Year Period Ended December 31, 1998                  31

          Consolidated Statements of Cash Flows --
            Each of the Years in the Three-Year
            Period Ended December 31, 1998                             32

          Notes to Consolidated Financial Statements                   33 - 48

          Independent Auditors' Report                                 49

          Selected Quarterly Financial Data                            50 - 51

          Other Financial Data                                         52

          Common Stock Price Information                               52

     2.  Financial Statement Schedules

          All financial statement schedules have been omitted as information is not required under the related instructions, is not applicable or has been included in the Notes to Consolidated Financial Statements.

     3.  Exhibits

                                                                      Reference            Sequential
                                                                       to Prior          Page Numbering
                                                                      Filing or          Where Attached
                                                                       Exhibit            Exhibits Are
Regulation S-K                                                          Number           Located in This
Exhibit Number                       Document                      Attached Hereto      Form 10-K Report
--------------     -------------------------------------------     ---------------     -------------------
      2            Agreement and Plan of Merger                          5*            Not applicable
                   dated July 1, 1997

      3            (i) Articles of Incorporation                         1*            Not applicable
                       Certificate of Incorporation as amended           7*
                       on April 28, 1998
                   (ii) By-laws                                          6*            Not applicable

      4            Instruments defining the rights of security           1*            Not applicable
                   holders, including indentures

      9            Voting trust agreement                          Not applicable      Not applicable

   10.1+           Employment Agreement for Mr. Weise                    2*            Not applicable
                   dated June 29, 1994
                   Extension of Employment Contract                      8*            Not applicable

   10.2+           Employment Agreement for Mr. Gardner                  2*            Not applicable
                   dated June 29, 1994
                   Extension of Employment Contract                      8*            Not applicable

   10.3+           Change in Control Severance Agreement                10.3           Filed electronically
                   for Mr. McNeil dated April 1, 1998

   10.4+           Directors Deferred Compensation Plan                  2*            Not applicable

   10.5+           1995 Recognition and Retention Plan                   3*            Not applicable
                   Amended and Restated HMN Financial, Inc.              9*            Not applicable
                   Recognition and Retention Plan dated
                   July 29, 1998

   10.6+           1995 Stock Option and Incentive Plan                  3*            Not applicable
                   Amended and Restated HMN Financial, Inc.              9*            Not applicable
                   Stock Option and Incentive Plan dated
                   July 29, 1998

   11              Statement re: Computation of per share                11            Filed electronically
                   earnings

   12              Statement re: Computation of ratios             Not applicable      Not applicable

+Management contract of compensatory arrangement.

                                                                      Reference            Sequential
                                                                       to Prior          Page Numbering
                                                                      Filing or          Where Attached
                                                                       Exhibit            Exhibits Are
Regulation S-K                                                          Number           Located in This
Exhibit Number                       Document                      Attached Hereto      Form 10-K Report
--------------     -------------------------------------------     ---------------     -------------------
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

     16            Letter re: Change in certifying accountant      Not applicable      Not applicable

     18            Letter re: Change in accounting principles      Not applicable      Not applicable

     21            Subsidiaries of Registrant                            21            Filed electronically

     22            Published report regarding matters              Not applicable      Not applicable
                   submitted to vote of security holders

     23            Consent of KPMG Peat Marwick LLP                      23            Filed electronically
                   dated March 30, 1999

     24            Power of Attorney                               Not applicable      Not applicable

     27            Financial Data Schedule                               27            Filed electronically
                   Year ended 1998

     99            Additional exhibits                                  None           Not applicable

------------------
1* Filed April 1, 1994, as exhibits to the Registrant's Form S-1 registration statement (Registration No. 33-77212) pursuant to the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.
2* Filed as an exhibit to the Registrant's Form 10-K for 1994 (file no. 0-24100). All previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-K.
3* Filed as an exhibit to the Registrant's Form 10-K for 1995 (file no. 0-24100). All previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-K.
4* Filed as an exhibit to the Registrant's Form 10-K for 1996 (file no. 0-24100). All previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-K.
5* Filed as an exhibit to Current Report of Form 8-K dated July 1, 1997, filed on July 10, 1997. All previously filed documents are hereby incorporated by reference.
6* Filed as an exhibit to the Registrant's Form 10-Q for the third quarter of 1997 (file no. 0-24100). All previously filed documents are hereby incorporated by reference.
7* Filed as an exhibit to the Registrant's Form 10-Q for the first quarter of 1998 (file no. 0-24100). All previously filed documents are hereby incorporated by reference.
8* Filed as an exhibit to the Registrant's Form 10-Q for the second quarter of 1998 (file no. 0-24100). All previously filed documents are hereby incorporated by reference.
9* Filed as an exhibit to the Registrant's Form 10-Q for the third quarter of 1998 (file no. 0-24100). All previously filed documents are hereby incorporated by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         HMN FINANCIAL, INC.


Date:        March 30, 1999              By:   /s/ Roger P. Weise
      -----------------------------            -----------------------------
                                               Roger P. Weise
                                               (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:   /s/ Roger P. Weise                 By:   /s/ James B. Gardner
      -----------------------------            -----------------------------
      Roger P. Weise, Chairman of              James B. Gardner,
      the Board, President and Chief           Executive Vice President
      Executive Officer (Principal             and Director
      Executive and Operating Officer)         (Principal Financial Officer)

Date:          March 30, 1999            Date:        March 30, 1999
      -----------------------------            -----------------------------


By:   /s/ Irma R. Rathbun                By:   /s/ Timothy R. Geisler
      -----------------------------            -----------------------------
      Irma R. Rathbun, Director                Timothy R. Geisler, Director

Date:         March 30, 1999             Date:        March 30, 1999
      -----------------------------            -----------------------------


By:   /s/ M. F. Schumann                 By:   /s/ Duane D. Benson
      -----------------------------            -----------------------------
      M.F. Schumann, Director                  Duane D. Benson, Director

Date:         March 30, 1999             Date:        March 30, 1999
      -----------------------------            -----------------------------


By:   /s/ Timothy P. Johnson
      -----------------------------
      Timothy P. Johnson,
      Vice President and Treasurer
      (Principal Accounting Officer)

Date:         March 30, 1999
      -----------------------------

                                 INDEX TO EXHIBITS

                                                                           Sequential
                                                                         Page Numbering
                                                                         Where Attached
                                                                          Exhibits Are
Regulation S-K                                                          Located in This
Exhibit Number                      Document                           Form 10-K Report
--------------                      ---------                         -------------------
    10.3             Change in Control Severence Agreement for        Filed electronically
                     Michael McNeil dated April 1, 1998

    11               Statement re: Computation of per share earnings  Filed electronically

    13               Annual Report to Security Holders                Filed electronically

    21               Subsidiaries of Registrant                       Filed electronically

    23               Consent of KPMG Peat Marwick LLP                 Filed electronically
                     dated March 30, 1999

    27               Financial Data Schedule                          Filed electronically
                     Year ended 1998