Form 10-Q
period 1999-03-31
HMN FINANCIAL INC
filed 1999-05-17
CIK 921183

UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549
-----------------------------------------------------------


                        FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999

                             OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) FOR THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to _________

     Commission File Number 0-24100

                     HMN FINANCIAL, INC.
--------------------------------------------------------
  (Exact name of Registrant as specified in its Charter)

       Delaware                                   41-1777397
-------------------------------                   ----------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                    Identification Number)

101 North Broadway, Spring Valley, Minnesota      55975-0231
--------------------------------------------      -----------
(Address of principal executive offices)          (ZIP Code)

Registrant's telephone number, including area  code:     (507) 346-1100
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
     Yes /X/   No / /

Indicate the number of shares outstanding of each of the issuer's common stock as of the latest practicable date.

                  Class                       Outstanding at May 5, 1999
----------------------------------------     ----------------------------
Common stock, $0.01 par value                          5,168,604

                           HMN FINANCIAL, INC.

                                CONTENTS

PART I - FINANCIAL INFORMATION
                                                               Page
                                                               ----
     Item 1:Financial Statements (unaudited)

            Consolidated Balance Sheets at
            March 31, 1999 and December 31, 1998                3

            Consolidated Statements of Income for the
            Three Months Ended March 31, 1999 and 1998          4

            Consolidated Statement of Comprehensive Income
            for the Three Months Ended March 31, 1999 and 1998  5

            Consolidated Statement of Stockholders' Equity
            for the Three Month Period Ended March 31, 1999     5

            Consolidated Statements of Cash Flows for
            the Three Months Ended March 31, 1999 and 1998      6-7

            Notes to Consolidated Financial Statements          8-13

     Item 2:Management's Discussion and Analysis of Financial
            Condition and Results of Operations                 14-23

     Item 3:Quantitative and Qualitative Disclosures about
            Market Risk Discussion included in Item 2 under
            Market Risk                                          17

PART II - OTHER INFORMATION

     Item 1:Legal Proceedings                                    24

     Item 2:Changes in Securities                                24

     Item 3:Defaults Upon Senior Securities                      24

     Item 4:Submission of Matters to a Vote of Security Holders  24

     Item 5:Other Information                                    24

     Item 6:Exhibits and Reports on Form 8-K                     24

     Signatures                                                  25

PART I - FINANCIAL STATEMENTS

                      HMN FINANCIAL, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (unaudited)

                                                 March 31,   December 31,
               ASSETS                              1999          1998
                                              ------------   ------------
Cash and cash equivalents                     $  6,688,168     20,960,957
Securities available for sale:
   Mortgage-backed and related securities
   (amortized cost $125,326,017
    and $144,320,926)                          124,786,630    143,146,165
   Other marketable securities
     (amortized cost $60,546,066 and
      $38,657,193)                              59,759,748     38,478,623
                                              ------------   ------------
                                               184,546,378    181,624,788
                                              ------------   ------------

Loans held for sale                              9,102,220     13,094,528
Loans receivable, net                          449,872,046    447,455,052
Accrued interest receivable                      3,804,760      3,952,763
Federal Home Loan Bank stock, at cost            9,837,900      9,837,900
Mortgage servicing rights, net                   1,033,750      1,005,693
Real estate, net                                    10,625         10,602
Premises and equipment, net                      8,452,277      8,382,136
Investment in limited partnerships               2,450,160      2,437,246
Goodwill                                         4,296,024      4,341,033
Core deposit intangible                          1,201,133      1,259,245
Prepaid expenses and other assets                  640,085        295,829
                                               -----------   ------------
      Total assets                           $ 681,935,526    694,657,772
                                               ===========   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                     $ 421,210,122    433,868,907
Federal Home Loan Bank advances                185,400,000    185,400,000
Other borrowed money                                     0      2,500,000
Accrued interest payable                         1,430,756      1,086,013
Advance payments by borrowers for taxes and
 insurance                                         884,880        657,089
Accrued expenses and other liabilities           3,969,295      2,663,373
Due to stockholders of Marshalltown Financial
 Corporation                                        26,806         37,051
                                               -----------    -----------
      Total liabilities                        612,921,859    626,212,433
                                               -----------    -----------
Commitments and contingencies
Stockholders' equity:
   Serial preferred stock: authorized 500,000
    shares; issued and outstanding none                  0              0
   Common stock ($.01 par value): authorized
    11,000,000; issued shares 9,128,662             91,287         91,287
   Additional paid-in capital                   59,755,485     59,739,020
   Retained earnings, subject to certain
     restrictions                               64,663,580     63,424,378
   Accumulated other comprehensive income (loss)  (814,943)      (837,838)
   Unearned employee stock ownership
     plan shares                                (5,656,835)    (5,705,152)
   Unearned compensation restricted stock
     awards                                       (233,106)      (276,867)
   Treasury stock, at cost 3,896,558 and
     3,835,058 shares                          (48,791,801)   (47,989,489)
                                              ------------    -----------
      Total stockholders' equity                69,013,667     68,445,339
                                              ------------    -----------
    Total liabilities and stockholders'
      equity                                  $681,935,526    694,657,772
                                              ============    ===========

See accompanying notes to consolidated financial statements.

                      HMN FINANCIAL, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                                   (unaudited)


                                               Three Months Ended
                                                    March 31,
                                              1999             1998
                                         -------------------------------
Interest Income:
   Loans receivable                  $     8,643,574        8,642,372
   Securities available for sale:
     Mortgage-backed and related           1,949,496        2,218,698
     Other marketable                        762,138          956,472
   Cash equivalents                           96,552          161,324
   Other                                     151,611          122,334
                                         -----------      -----------
      Total interest income               11,603,371       12,101,200
                                         -----------      -----------
Interest expense:
   Deposits                                4,622,019        5,703,524
   Federal Home Loan Bank advances         2,541,321        2,084,466
   Other borrowed money                        7,207                0
                                         -----------      -----------
      Total interest expense               7,170,547        7,787,990
                                         -----------      -----------
           Net interest income             4,432,824        4,313,210
Provision for loan losses                     75,000           75,000
                                         -----------      -----------
           Net interest income after
             provision for loan losses     4,357,824        4,238,210
                                         -----------      -----------
Non-interest income:
   Fees and service charges                  215,427          201,756
   Securities gains, net                     139,438          896,447
   Gain on sales of loans                    694,992          366,244
   Earnings in limited partnerships           17,067           53,608
   Other                                     119,542          112,114
                                         -----------      -----------
      Total non-interest income            1,186,466        1,630,169
                                         -----------      -----------
Non-interest expense:
   Compensation and benefits               1,428,498        1,852,480
   Occupancy                                 420,099          364,721
   Federal deposit insurance premiums         72,608           73,831
   Advertising                                69,796           92,981
   Data processing                           184,712          174,055
   Amortization of mortgage servicing rights
      and net valuation adjustments          165,598           38,772
   Other                                     592,579          625,184
                                         -----------      -----------
      Total non-interest expense           2,933,890        3,222,024
                                         -----------      -----------
      Income before income tax expense     2,610,400        2,646,355
Income tax expense                         1,008,400          983,000
                                         -----------      -----------
      Net income                        $  1,602,000        1,663,355
                                         ===========      ===========
Basic earnings per share                $       0.36             0.31
                                         ===========      ===========
Diluted earnings per share              $       0.34             0.28
                                         ===========      ===========

See accompanying notes to consolidated financial statements.


                      HMN FINANCIAL, INC. AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
                                   (unaudited)


                                      Three Months Ended March 31,
                                      1999                    1998
                              --------------------- ------------------------
Net income                  $             1,602,000                1,663,355
Other comprehensive income,
 net of tax:
  Unrealized gains
   on securities:
    Unrealized holding gains
     arising during period      108,709                  452,347
    Less: reclassification
     adjustment for gains
     included in net
     income                      85,814                  550,239
                             ----------               ----------
Other comprehensive income
 (loss)                                      22,895                  (97,892)
                                         ----------               ----------
Comprehensive income        $             1,624,895                1,565,463
                                         ==========               ==========

See accompanying notes to consolidated financial statements.


                      HMN FINANCIAL, INC. AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity
                    For the Three Months Ended March 31, 1999
                                   (unaudited)


                                                               Accumulated
                                      Additional                  Other
                          Common        Paid-In    Retained    Comprehensive
                          Stock        Capital     Earnings    Income (Loss)
                        ----------------------------------------------------
Balance,
December 31, 1998      $  91,287     59,739,020  63,424,378   (837,838)
  Net income                                      1,602,000
  Treasury stock purchases
  Other comprehensive income                                    22,895
  Amortization of restricted
    stock awards
  Dividends paid                                   (362,798)
  Earned employee stock
    ownership plan shares                16,465
                        -----------  ----------  ----------  ---------
Balance,
March 31, 1999          $ 91,287     59,755,485  64,663,580   (814,943)
                        ===========  ==========  ==========  =========


                       Unearned
                       Employee
                         Stock        Unearned
                       Ownership   Compensation                 Total
                         Plan       Restricted    Treasury   Stockholders'
                        Shares     Stock Awards     Stock       Equity
                     -----------------------------------------------------
Balance,
December 31, 1998    $(5,705,152)    (276,867)  (47,989,489)   68,445,339
  Net income                                                    1,602,000
  Treasury stock
   purchases                                       (802,312)     (802,312)
  Other comprehensive
   income                                                          22,895
  Amortization of
    restricted
    stock awards                       43,761                      43,761
  Dividends paid                                                 (362,798)
  Earned employee stock
    ownership plan
    shares                48,317                                   64,782
                      -----------   ---------   -----------   -----------
Balance,
March 31, 1999       $(5,656,835)    (233,106)  (48,791,801)   69,013,667
                      ===========   =========   ===========   ===========

See accompanying notes to consolidated financial statements.


                      HMN FINANCIAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                Three Months Ended
                                                     March 31,
                                                 1999         1998
                                           -----------------------------
Cash flows from operating activities:
   Net income                               $ 1,602,000     1,663,355
   Adjustments to reconcile net income
    to cash provided by operating activities:
     Provision for loan losses                   75,000        75,000
     Depreciation                               173,068       144,845
     Amortization of (discounts) premiums, net   41,093       (20,916)
     Amortization of deferred loan fees        (165,405)     (148,028)
     Amortization of goodwill                    45,009        45,159
     Amortization of core deposit intangible     58,112        71,757
     Amortization of other purchase accounting
      adjustments                                11,384       184,119
     Amortization of mortgage servicing rights
      and net valuation adjustments             165,598        38,772
     Capitalized mortgage servicing rights     (172,145)      (64,085)
     Increase in deferred income taxes           81,000        90,000
     Securities gains, net                     (139,438)     (896,447)
     Gain on sales of real estate                     0        (2,768)
     Gain on sales of loans                    (694,992)     (366,244)
     Proceeds from sales of loans held
      for sale                               52,911,809    34,212,150
     Disbursements on loans held for sale   (29,600,697)  (28,386,755)
     Principal collected on loans held
      for sale                                    1,099             0
     Amortization of restricted stock awards     43,761        61,724
     Amortization of unearned ESOP shares        48,317       116,243
     Earned employee stock ownership shares
      priced above original cost                 16,465       101,763
     Decrease in accrued interest receivable    148,003       167,387
     Increase in accrued interest payable       344,743       739,505
     Equity earnings of limited partnerships    (17,067)      (51,943)
     Decrease (increase) in other assets       (344,256)      481,381
     Increase (decrease) in other liabilities 1,214,279       (61,153)
     Other, net                                  24,499       (34,420)
                                            -----------   -----------
       Net cash provided by operating
        activities                           25,871,239     8,160,401
                                            -----------   -----------
Cash flows from investing activities:
   Proceeds from sales of securities
    available for sale                        2,858,250    61,083,048
   Principal collected on securities
    available for sale                       19,954,254     6,290,945
   Proceeds collected on maturity of
    securities available for sale            11,400,000     6,100,000
   Purchases of securities available
    for sale                                (34,591,894)  (82,365,386)
   Proceeds from sales of loans receivable      119,835     1,965,018
   Purchases of mortgage servicing rights       (12,729)     (265,827)
   Purchase of interest in limited partnerships       0      (181,125)
   Purchase of Federal Home Loan Bank stock           0    (1,055,800)
   Net increase in loans receivable         (23,549,915)  (21,711,768)
   Proceeds from sale of real estate                  0        50,574
   Purchases of premises and equipment         (243,209)     (779,848)
   Decrease in due to shareholders of
    Marshalltown Financial Corporation          (10,245)   (3,362,462)
                                            -----------   -----------
      Net cash used by investing activities (24,075,653)  (34,232,631)
                                            -----------   -----------
Cash flows from financing activities:
   Decrease in deposits                     (12,631,056)     (268,567)
   Purchase of treasury stock                  (802,312)            0
   Increase in unearned ESOP shares                   0    (1,361,595)
   Payments to ESOP trustee to purchase
    additional HMN shares                             0      (114,405)
   Dividends to stockholders                   (362,798)            0
   Proceeds from Federal Home Loan Bank
    advances                                 11,500,000    62,500,000
   Repayment of Federal Home Loan Bank
    advances                                (11,500,000)  (22,857,142)
   Decrease in other borrowed money          (2,500,000)            0
   Increase in advance payments by borrowers
    for taxes and insurance                     227,791        76,365
                                            -----------   -----------
      Net cash provided (used) by financing
       activities                           (16,068,375)   37,974,656
                                            -----------   -----------
      Increase (decrease) in cash and cash
       equivalents                          (14,272,789)   11,902,426
Cash and cash equivalents, beginning
  of period                                  20,960,957     9,364,635
                                            -----------   -----------
Cash and cash equivalents, end of period  $   6,688,168    21,267,061
                                            ===========   ===========


Supplemental cash flow disclosures:
   Cash paid for interest                 $   6,825,804     7,048,485
   Cash paid for income taxes                   640,000       175,000
Supplemental noncash flow disclosures:
   SBA certificates transferred from loans
   to securities available for sale       $   2,528,442             0
   Loans transferred to loans held
    for sale                                 18,648,998    11,495,290
   Securities purchased with liability
    due to broker                                     0     3,745,250
   Due to stockholders of Marshalltown
    Financial, Inc.                              26,806       192,890

See accompanying notes to consolidated financial statements.

                      HMN FINANCIAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)

                             March 31, 1999 and 1998

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

(2)  BASIS OF PREPARATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of comprehensive income, consolidated statements of stockholders' equity and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments consisting of only normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The statement of income for the three month period ended March 31, 1999 is not necessarily indicative of the results which may be expected for the entire year.

Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform with the current period presentation.

(3) NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction.

The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation.

- For a derivative designated as hedging the exposure to changes in the fair value of a recognized asset or liability or a firm commitment (referred to as a fair value hedge), the gain or loss is recognized in earnings
                                      8
          in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. The effect of that accounting is to reflect in earnings the extent to which the hedge is not effective in achieving offsetting changes in fair value.
- For a derivative designated as hedging the exposure to variable cash flows of a forecasted transaction (referred to as a cash flow hedge), the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately.
- For a derivative designated as hedging the foreign currency exposure of a net investment in a foreign operation, the gain or loss is reported in other comprehensive income (outside earnings) as part of the cumulative translation adjustment. The accounting for a fair value hedge described above applies to a derivative designated or an available-for-sale security. Similarly, the accounting for a cash flow hedge described above applies to a derivative designated as a hedge of the foreign currency exposure of a foreign-currency-denominated forecasted transaction.
- For a derivative not designated as a hedging instrument, the gain or loss is recognized in earnings in the period of change.

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

SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of SFAS No. 133. HMN is anticipating that it will adopt SFAS No. 133 in the first quarter of 2000. HMN is currently researching the impact on its financial condition and results of operations of adopting SFAS No. 133.

Effective January 1, 1999 HMN adopted FASB issued SFAS No. 134, ACCOUNTING FOR MORTGAGE-BACKED SECURITIES RETAINED AFTER THE SECURITIZATION OF MORTGAGE LOANS HELD FOR SALE BY A MORTGAGE BANKING ENTERPRISE, which amended SFAS No. 65 to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. The adoption of SFAS No. 134 in the first quarter of 1999 did not have a material impact on HMN's financial condition or the results of its operations.

(4) COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity during a period from transactions and other events from nonowner sources. Comprehensive income is the total of net income and other comprehensive income, which for HMN is comprised entirely of unrealized gains and losses on securities available for sale.

The gross unrealized holding gains for the first quarter of 1999 were $167,200, the income tax expense would have been $58,500 and therefore, the net gain was $108,700. The gross reclassification adjustment for the first quarter of 1999 was $139,400, the income tax expense would have been $53,600 and therefore, the net reclassification adjustment was $85,800. The gross unrealized holding gains for the first quarter of 1998 were $681,000, the income tax expense would have been $228,000 and therefore, the net gain was $452,000. The gross reclassification adjustment for the first quarter of 1998 was $896,000, the income tax expense would have been $346,000 and therefore, the net reclassification adjustment was $550,000.

(5) CASH DIVIDEND

On April 27, 1999 HMN's Board of Directors announced a cash dividend of $0.08 per share, payable on June 10, 1999 to stockholders of record on May 26, 1999.

(6) INVESTMENT IN MORTGAGE SERVICING RIGHTS

A summary of mortgage servicing activity is as follows:

---------------------------------------------------------------------

                                                1999         1998
                                            ------------ ------------
Mortgage servicing rights
  Balance, beginning of period            $   1,117,193     845,517
  Originations                                  172,145      64,085
  Purchases                                      12,729     265,827
  Amortization                                 (200,217)    (46,193)
                                            ------------ ----------
  Balance, March 31                           1,101,850   1,129,236
                                            ------------ ----------

Valuation reserve
  Balance, beginning of period                 (111,500)    (64,512)
  Additions                                           0           0
  Reductions                                     43,400      32,000
                                            ------------ ----------
  Balance, March 31                             (68,100)    (32,512)
                                            ------------ ----------

  Mortgage servicing rights, net          $   1,033,750   1,096,724
                                            ============ ==========
  Fair value of mortgage servicing rights $   1,033,750   1,096,724
                                            ============ ==========
----------------------------------------------------------------------



(7) INVESTMENT IN LIMITED PARTNERSHIPS

Investments in limited partnerships at March 31 were as follows:

---------------------------------------------------------------------

Primary partnership activity              1999         1998
---------------------------------     -----------  -----------
Mortgage servicing rights           $   1,683,691    5,298,717
Common stock of financial
  institutions                            401,493      480,904
Low to moderate income housing            364,976      442,846
                                      -----------  -----------
                                    $   2,450,160    6,222,467
                                      ===========  ===========
---------------------------------------------------------------------

During the first quarter of 1999 HMN's proportionate revenue from a mortgage servicing partnership was $61,172, its proportionate share of losses from the common stock investments in financial institutions was $13,696 and it did not recognize any revenue or loss on the low income housing partnerships. During 1999 HMN anticipates receiving low income housing credits totaling $80,000 of which $20,000 were credited to current income tax benefits. During 1998 HMN's proportionate revenue from the mortgage servicing partnership was $51,911, its proportionate share of losses from common stock investments in financial institutions was $32 and it did not recognize any revenue or loss from low income housing partnerships.

(8) EARNINGS PER SHARE

The following table reconciles the weighted average shares outstanding and the income available to common shareholders used for basic and diluted EPS:

                                      Three months ended March 31,
                                      ----------------------------
                                          1999             1998
                                      ----------------------------
Weighted average number of common
 shares outstanding used in basic
 earnings per common share
 calculation                           4,509,368         5,447,501

Net dilutive effect of:
 Options                                 186,223           403,037
 Restricted stock awards                  26,551            61,395
                                       ---------         ---------

Weighted average number of shares
 outstanding adjusted for effect
 of dilutive securities                4,722,142         5,911,933
                                       =========         =========

Income available to common
 shareholders                        $ 1,602,000         1,663,355

Basic earnings per common share      $      0.36              0.31

Diluted earnings per common share    $      0.34              0.28


(9) REGULATORY CAPITAL

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on HMN's financial condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Tangible, Tier I (Core), and Risk-based capital (as defined in the regulations) to adjusted total assets and risk-weighted assets (as defined). Management believes, as of March 31, 1999, that the Bank meets all capital adequacy requirements to which it is subject.

Management believes that based upon the Bank's capital calculations at March 31, 1999 and other conditions consistent with the Prompt Corrective Actions Provisions of the OTS regulations, the Bank would be categorized as well capitalized.

On March 31, 1999 the Bank's tangible assets and adjusted total assets were $656,680,000 and its risk-weighted assets were $342,038,000. The following table presents the Bank's capital amounts and ratios at March 31, 1999 for actual capital, required capital and excess capital including ratios in order to qualify as being well capitalized under the Prompt Corrective Actions regulations.


                                                       Required to be
                                                         Adequately
                                  Actual                 Capitalized
                           ----------------------  ----------------------
                                    Percent of                Percent Of
(IN THOUSANDS)             Amount    Assets <F1>    Amount    Assets <F1>
                           ------- -------------   -------- --------------
Bank stockholder's equity $ 48,738
Plus:
  Net unrealized loss on
   certain securities
   available for sale          416
Less:
  Goodwill and other
   intangibles               5,497
  Excess mortgage
   servicing rights            242
                            ------
Tier I or core capital      43,415
                            ------
  Tier I capital to
   adjusted total assets               6.61%         $ 26,267      4.00%
Tier I capital to risk-
   weighted assets                    12.69%         $ 13,682      4.00%
Less:
Equity investments & other
 assets required to be
 deducted                       22
Plus:
 Allowable allowance for
  loan losses                3,117
                            ------
Risk-based capital        $ 46,510                   $ 27,363
                            ======
Risk-based capital to risk-
  weighted assets                     13.60%                       8.00%



                                                    To Be Well Capitalized
                                                       Under Prompt
                                                     Corrective Actions
                               Excess Capital            Provisions
                           ----------------------  ----------------------
                                    Percent of                Percent Of
(IN THOUSANDS)             Amount    Assets <F1>    Amount    Assets <F1>
                           ------- -------------   -------- --------------
Bank stockholder's equity
Plus:
  Net unrealized loss on
   certain securities
   available for sale
Less:
  Goodwill and other
   intangibles
  Excess mortgage
   servicing rights
Tier I or core capital
  Tier I capital to adjusted
   total assets          $ 17,148      2.61%       $  32,834   5.00%
Tier I capital to risk-
   weighted assets       $ 29,733      8.69%       $  20,522   6.00%
Less:
Equity investments &
 other assets required
 to be deducted
Plus:
 Allowable allowance for
  loan losses
Risk-based capital       $ 19,147                  $  34,204
Risk-based capital to risk-
  weighted assets                      5.60%                  10.00%

<F1> Based upon the Bank's adjusted total assets for the purpose of the tangible and core capital ratios and risk-weighted assets for the purpose of the risk-based capital ratio.

The tangible capital of the Bank was in excess of the minimum 2% required at March 31, 1999 but is not reflected in the table above.

(10) BUSINESS SEGMENTS

HMN's wholly owned subsidiaries, Home Federal Savings Bank, and Mortgage Services, Inc. have been identified as reportable operating segments in accordance with the provisions of SFAS 131. MSI was deemed to be a segment because it is a separate corporation which operates independently from the Bank and it is not regulated by the Office of Thrift Supervision. MSI has been segmented further into Mortgage Servicing Rights and Mortgage Banking activities. The mortgage servicing segment owns servicing rights on loans which have either been sold to FNMA or securitized into mortgage backed instruments which were issued by FNMA. MSI receives a servicing fee which is based upon the outstanding balance of the loan being serviced and pays a subservicer a monthly fee to service the loan. MSI's mortgage banking activity includes an origination function and it also purchases loans from other loan originators. All loans acquired either by origination or by purchase are intended to be resold in the secondary loan market.

Security Finance Corporation and HMN, the holding company, did not meet the quantitative thresholds for determining reportable segments and therefore are included in the 'Other' category.

HMN evaluates performance and allocates resources based on the segments net income or loss, return on average assets and return on average equity. The segments follow generally accepted accounting principles as described in the summary of significant accounting policies.

Each corporation is managed separately with its own president, who reports directly to HMN's chief operating decision maker, and board of directors.

The following table sets forth certain information about the reconciliations of reported profit or loss and assets for each of HMN's reportable segments.


                                          HMN Mortgage
                                         Services, Inc.
                                     ----------------------
                                      Mortgage                  Total
                       Home Federal   Servicing   Mortgage   Reportable
(DOLLARS IN THOUSANDS) Savings Bank     Rights     Banking    Segments
--------------------------------------------------------------------------
At or for the quarter ended
 March 31, 1999:
  Interest income -
   external customers  $  11,326             0         77         11,403
  Non-interest income -
   external customers        816            32        278          1,126
  Earnings (loss) on
   limited partnerships       31             0          0             31
  Intersegment interest
   income                      2             0          0              2
  Intersegment non-
   interest income            80             0          0             80
  Interest expense         7,164             0         78          7,242
  Amortization of
   mortgage servicing
   rights and net
   valuation adjustments      57           109          0            166
  Other non-interest
   expense                 2,434             3        282          2,719
  Income tax expense
   (benefit)                 987           (31)        (3)           953
  Net income (loss)        1,539           (49)        (2)         1,488
  Total assets           661,985           302      7,339        669,626
  Net interest margin       2.64 %          NM         NM             NM
  Return on average assets  0.94 %      (57.81)%    (0.14)%           NM
  Return on average
   realized common equity  12.79 %     (121.22)%    (0.30)%           NM

At or for the quarter
 ended March 31, 1998:
  Interest income -
   external customers  $  11,711             0         48         11,759
  Non-interest income -
   external customers        618            79        207            904
  Earnings (loss) on
   limited partnerships       54             0          0             54
  Intersegment interest
   income                      8             0          0              8
  Intersegment non-
   interest income            77             0          0             77
  Interest expense         7,788             0         52          7,840
  Amortization of mortgage
   servicing rights
    and net valuation
    adjustments                5            34          0             39
  Other non-interest
   expense                 2,846             0        272          3,118
  Income tax expense
  (benefit)                  726            14        (23)           717
  Net income (loss)        1,028            31        (46)         1,013
  Total assets           698,187         1,000      6,829        706,016
  Net interest margin       2.09 %          NM         NM             NM
  Return on average assets  0.62 %       14.94%     (5.43)%           NM
  Return on average
   realized common equity   7.77 %       50.86%    (18.46)%           NM




                                                            Consolidated
(DOLLARS IN THOUSANDS)         Other       Eliminations        Total
--------------------------------------------------------------------------
At or for the quarter ended
 March 31, 1999:
  Interest income -
    external customers       $   200              0            11,603
  Non-interest income -
   external customers             43              0             1,169
  Earnings (loss) on limited
    partnerships                 (14)             0                17
  Intersegment interest
   income                        108           (110)                0
  Intersegment non-interest
   income                      1,506         (1,586)                0
  Interest expense                39           (110)            7,171
  Amortization of mortgage
   servicing rights and
   net valuation adjustments       0              0               166
  Other non-interest expense     129            (80)            2,768
  Income tax expense (benefit)    55              0             1,008
  Net income (loss)            1,620         (1,506)            1,602
  Total assets                72,705        (60,395)          681,936
  Net interest margin             NM             NM              2.73%
  Return on average assets        NM             NM              0.95%
  Return on average realized
   common equity                  NM             NM              9.31%

At or for the quarter
  ended March 31, 1998:
  Interest income -
   external customers         $  342              0            12,101
  Non-interest income -
   external customers            672              0             1,576
  Earnings (loss) on limited
   partnerships                    0              0                54
  Intersegment interest income   115           (123)                0
  Intersegment non-interest
   income                      1,061         (1,138)                0
  Interest expense                71           (123)            7,788
  Amortization of mortgage
   servicing rights
    and net valuation adjustments  0              0                39
  Other non-interest expense     142            (77)            3,183
  Income tax expense (benefit)   266              0               983
  Net income (loss)            1,711         (1,061)            1,663
  Total assets                91,990        (65,888)          732,118
  Net interest margin             NM             NM              2.59%
  Return on average assets        NM             NM              0.96%
  Return on average realized
    common equity                 NM             NM              7.98%

NM - Not meaningful

                               HMN FINANCIAL, INC.

Item 2:               MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

HMN's net income is dependent primarily on its net interest income, which is the difference between interest earned on its loans and investments and the interest paid on interest-bearing liabilities. Net interest income is determined by (i) the difference between the yield earned on interest-earning assets and rates paid on interest-bearing liabilities (interest rate spread) and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities. HMN's interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. Net interest margin is calculated by dividing net interest income by the average interest-earning assets and is normally expressed as a percentage. Net interest income and net interest margin are affected by changes in interest rates, the volume and the mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. HMN's net income is also affected by the generation of non-interest income, which primarily consists of gains from the sale of securities, gains from sale of loans, service charges, fees and other income. In addition, net income is affected by the level of operating expenses, provisions made for loan losses and impairment reserve adjustments required on mortgage servicing assets.

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

NET INCOME

HMN's net income for the first quarter of 1999 was $1.6 million, a decrease of $61,000, or 3.7%, compared to $1.66 million for the first quarter of 1998. Basic earnings per share was $0.36 for the quarter ended March 31, 1999, an increase of $0.05 per share, or 16.1%, from $0.31 basic earnings per share for the same quarter of 1998. Diluted earnings per share was $0.34 per share for the first quarter of 1999, an increase of $0.06, or 21.4% from $0.28 diluted earnings per share for the first quarter of 1998.


NET INTEREST INCOME

Net interest income for the first quarter of 1999 was $4.4 million an increase of $120,000, or 2.8%, compared to $4.3 million for the first quarter of 1998. Interest income for the first quarter of 1999 was $11.6 million, a decrease of $498,000, or 4.1%, compared to $12.1 million for the first quarter of 1998.
The decline in interest income was primarily due to a $15.9 million decrease in net average interest-earning assets from the first quarter of 1998 to the first quarter of 1999 principally due to interest-earning assets being used to purchase HMN's common stock under its stock repurchase program. Interest income also decreased because the yield earned on interest-earning assets decreased from 7.27% at March 31, 1998 to 7.14% at March 31, 1999 due to a general decline in interest rates.

Interest expense was $7.2 million for the first quarter of 1999 a decrease of $617,000, or 7.9%, compared to $7.8 million for the same quarter of 1998. The decrease in interest expense is primarily related to a decrease in the interest rates paid on deposits and an increase in the average balances of deposits held in transaction accounts versus certificates of deposit. The average interest rate paid on the average interest-bearing liabilities was 4.79% during the first quarter of 1999 compared to 5.20% for the first quarter of 1998.

PROVISION FOR LOAN LOSSES

*The provision for loan losses for the first quarter of 1999 and 1998 was $75,000. The provision is the result of management's evaluation of the loan portfolio, a historically low level of non-performing loans, minimal loan charge-off experience, and its assessment of the general economic conditions in the geographic area where properties securing the loan portfolio are located such as national and regional unemployment data, single family loan delinquencies as reported separately by the Federal National Mortgage Association (FNMA) and the Federal Home Loan Bank Mortgage Corporation (FHLMC), local single family construction permits and local economic growth rates. Management's evaluation did not reveal conditions that would cause it to increase the provision for loan losses during 1999 compared to 1998. HMN will continue to monitor its allowance for losses as these conditions dictate. Future economic conditions and other unknown factors will impact the need for future provisions for loan losses. As a result, no assurances can be given that increases in the allowance for loan losses will not be required during future periods.

A reconciliation of HMN's allowance for loan losses is summarized as follows:

                                   1999               1998
                               -----------         ----------
Balance at January 1,        $   3,041,485          2,748,219
Provision                           75,000             75,000
Recoveries                             841              1,576
                               -----------         ----------
Balance at March 31,         $   3,117,326          2,824,795
                               ===========         ==========


NON-INTEREST INCOME

Non-interest income was $1.2 million for the first quarter of 1999, a decrease of $444,000, or 27.2% compared to $1.6 million for the first quarter of 1998. The decrease in non-interest income is primarily due to $757,000 decrease in security gains, net and a $37,000 decrease in earnings in limited partnerships which were partially offset by a $329,000 increase in gains recognized on the sales of loans. During the first quarter of 1999 interest rates in general started to rise from rates that were in effect at December 31, 1998. The rising rate scenario caused the market value of many securities to decline and therefore few securities were sold at a profit. The loan sale activity did increase from the first quarter of 1998 to the first quarter of 1999 because both the Bank and MSI were selling more loans.

NON-INTEREST EXPENSE

Non-interest expense was $2.9 million for the first quarter of 1999, a decrease of $288,000, or 8.9%, compared to $3.2 million for the same quarter of 1998. The decrease in non-interest expense was primarily due to a decline in compensation and benefit expense of $424,000 due to a decrease in work force and was partially offset by a $127,000 increase in amortization of mortgage servicing assets.

INCOME TAX EXPENSE

Income tax expense was $1.0 million for the first quarter of 1999, an increase of $25,000 compared to $983,000 for the first quarter of 1998. The increase is primarily due to an increase in the effective tax rates between the two periods.

* This paragraph contains a forward-looking statement(s). Refer to information regarding Forward-looking Information on page 22 of this discussion.

NON-PERFORMING ASSETS

The following table sets forth the amounts and categories of non-performing assets in the Bank's portfolio at March 31, 1999 and December 31, 1998.

<CAPTOIN>
                                     March 31,   December 31,
(DOLLARS IN THOUSANDS)                 1999          1998
                                   -----------   -----------
Non-Accruing Loans
  One-to-four family real estate     $  241           317
  Nonresidential real estate             72            73
  Consumer                               87            86
                                       ----          ----
  Total                                 400           476
                                       ----          ----
Accruing loans delinquent 90
days or more                            324           312
                                       ----          ----
Foreclosed Assets
Real estate:
One-to-four family                       19            18
                                       ----          ----
   Total non-performing assets       $  743       $   806
                                       ====          ====
Total as a percentage of total assets  0.11%         0.12%
                                       ====          ====
Total non-performing loans           $  724       $   788
                                       ====          ====
Total as a percentage of total
   loans receivable, net               0.16%         0.18%
                                       ====          ====

Total non-performing assets at March 31, 1999 were $743,000, a decrease of $63,000, from $806,000 at December 31, 1998. The net decrease of $63,000 was the result of a decrease of non-accruing loans.

DIVIDENDS

On April 27, 1999 HMN declared a cash dividend of $.08 per share, payable on June 10, 1999 to shareholders of record on May 26, 1999.

During the first quarter of 1999, HMN declared and paid dividends as follows:

     Record              Payable           Dividend        Dividend
     date                date              per share       Payout Ratio
     -----------------   --------------    ------------    ---------------
     February 24, 1999   March 10, 1999    $0.08           21.6 %

The annualized dividend payout ratio for the past four quarters, ending with the June 10, 1999 payment will be 36.4%.

The declaration of dividends are subject to, among other things, HMN's financial condition and results of operations, the Bank's compliance with its regulatory capital requirements, including the fully phased-in capital requirements, tax considerations, industry standards, economic conditions, regulatory restrictions, general business practices and other factors.

LIQUIDITY

For the quarter ended March 31, 1999, the net cash provided by operating activities was $25.9 million. HMN collected $2.9 million from the sale of securities, and $31.4 million in principal repayments or on the maturity of securities during the quarter. HMN also collected $120,000 on the sale of loans receivable during the quarter. It purchased $34.6 million of securities
and funded a net increase in loans receivable of  $23.5 million.   HMN funded
$12.6 million of deposit withdrawals during the quarter and also purchased $802,000 of HMN treasury stock.

*HMN has certificates of deposits with outstanding balances of $194.1 million that come due over the next 12 months. Based upon past experience management anticipates that the majority of the deposits will renew for another term. HMN believes that deposits which do not renew will be replaced with deposits from other customers, or funded with advances from the FHLB, or will be funded through the sale of securities. Management does not anticipate that it will have a liquidity problem due to maturing deposits.

*HMN has $14.0 million of FHLB advances which mature in 2001 but have call features which can be exercised by the FHLB on a semiannual basis starting in 1999. If the call features are exercised HMN has the option of requesting any advance otherwise available to it pursuant to the Credit Policy of the FHLB. Since HMN has the ability to request another advance to replace the advance that is being called, management does not anticipate that it will have a liquidity problem due to advances being called by the FHLB during 1999.

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

*HMN utilizes a model which uses the discounted cash flows from its interest-earning assets and its interest-bearing liabilities to calculate the current market value of those assets and liabilities. The model also calculates the changes in market value of the interest-earning assets and interest-bearing liabilities due to different interest rate changes. HMN believes that over the next twelve months interest rates could conceivably fluctuate in a range of 200 basis points up or down from where the rates were at March 31, 1999. HMN does not have a trading portfolio. The following table discloses the projected changes in market value to HMN's interest-earning assets and interest-bearing liabilities based upon incremental 100 basis point changes in interest rates from interest rates in effect on March 31, 1999.


* This paragraph contains a forward-looking statement(s). Refer to information regarding Forward-looking Information on page 22 of this discussion.

------------------------------------------------------------------------------
Other than trading portfolio                       Market Value
                                    ------------------------------------------
(Dollars in thousands)
Basis point change in interest rates   -200    -100     0      +100     +200
------------------------------------------------------------------------------
Cash equivalents                   $  5,695    5,690   5,686   5,681    5,676
Securities available for sale:
  Fixed-rate CMOs                    28,890   28,898  28,829  28,298   27,646
  Variable-rate CMOs                 89,899   90,703  92,465  91,152   87,923
  Fixed-rate available for
   sale mortgage-backed
   and related securities             2,981    2,937   2,891   2,824    2,722
  Variable-rate available for
   sale mortgage-backed and
   related securities                   104      102     100      98       98
  Fixed-rate available for sale other
    marketable securities            79,199   75,498  72,012  68,804   65,831
  Variable-rate available for
    sale other marketable securities    723      721     719     718      716
Fixed-rate loans held for sale        9,116    9,108   9,101   9,093    9,086
Loans receivable, net:
  Fixed-rate real estate loans      302,061  298,970 293,636 285,268  275,678
  Variable-rate real estate loans   120,834  119,574 117,363 114,528  110,713
  Fixed-rate other loans             24,198   23,961  23,599  23,092   22,664
  Variable-rate other loans          26,910   26,363  26,274  26,165   26,038
Mortgage servicing rights, net          336      672   1,034   1,191    1,310
Investment in limited partnerships      706    1,084   2,450   5,663    6,776
                                    ------- -------- ------- ------- --------
Total market risk sensitive assets  691,652  684,281 676,159 662,575  642,877
                                    ------- -------- ------- ------- --------
NOW deposits                         32,513   32,486  32,459  32,432   32,405
Passbook deposits                    36,143   34,585  33,156  31,840   30,625
Money market deposits                28,938   27,698  26,561  25,514   24,545
Certificate deposits                333,918  330,003 326,179 322,443  318,792
Fixed-rate Federal Home Loan Bank
  advances                          173,853  168,627 163,553 160,229  158,370
Variable-rate Federal Home Loan Bank
  advances                           24,046   24,026  24,006  23,986   23,966
                                    ------- -------- ------- ------- --------
Total market risk sensitive
  liabilities                       629,411  617,425 605,914 596,444  588,703
                                    ------- -------- ------- ------- --------
Off-balance sheet financial instruments:
Commitments to extend credit             43       43      42      41       39
                                    ------- -------- ------- ------- --------
Net market risk                     $62,284   66,899  70,287  66,172   54,213
                                    ======= ======== ======= ======= ========

Percentage change from current
  market value                       (11.39)%  (4.82)%  0.00%   (5.85)%(22.87)%
                                    ======= ======== ======= ========= ======
------------------------------------------------------------------------------



The preceding table was prepared utilizing the following assumptions (the 'Model Assumptions') regarding prepayment and decay ratios which were determined by management based upon their review of historical prepayment speeds and future prepayment projections. Fixed rate loans were assumed to prepay at annual rates of between 8% to 45%, depending on the coupon and period to maturity. Adjustable rate mortgages ('ARMs') were assumed to prepay at annual rates of between 10% and 32%, depending on coupon and the period to maturity. Growing Equity Mortgage (GEM) loans were assumed to prepay at annual rates of between 18% and 55% depending on the coupon and the period to maturity. Mortgage-backed securities and Collateralized Mortgage Obligations
(CMOs) were projected to have prepayments based upon the underlying collateral securing the instrument and the related cash flow priority of the CMO tranche owned. Certificate accounts were assumed not to be withdrawn until maturity. Passbook and money market accounts were assumed to decay at an annual rate of 20%. FHLB advances were projected to be called at the first call date where the projected interest rate on similar remaining term advances exceeded the interest rate on HMN's callable advance.

Certain shortcomings are inherent in the method of analysis presented in the foregoing table. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates. The model assumes that the difference between the current interest rate being earned or paid compared to a treasury instrument or other interest index with a similar term to maturity (the 'Interest Spread') will remain constant over the interest changes disclosed in the table. Changes in Interest Spread could impact projected market value changes. Certain assets, such as ARMs, have features which restrict changes in interest rates on a short-term basis and over the life of the assets. The market value of the interest-bearing assets which are approaching their lifetime interest rate caps could be different from the values disclosed in the table. In the event of a change in interest rates, prepayment and early withdrawal levels may deviate significantly from those assumed in calculating the foregoing table. The ability of many borrowers to service their debt may decrease in the event of an interest rate increase.

ASSET/LIABILITY MANAGEMENT

*HMN's management reviews the impact that changing interest rates will have on its net interest income projected for the twelve months following March 31, 1999 to determine if its current level of interest rate risk is acceptable.
The following table projects the estimated annual impact on net interest income of immediate interest rate changes called rate shocks.

      Rate Shock    Net Interest    Percentage
    in Basis Points    Income         Change
    --------------- ------------- -------------
        +200          20,346           1.98%
        +100          20,438           2.44%
           0          19,951           0.00%
        -100          18,732          -6.11%
        -200          17,248         -13.55%

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

The following table sets forth the interest rate sensitivity of HMN's assets and liabilities at March 31, 1999, using certain assumptions that are described in more detail below:

-------------------------------------------------------------------------
                                   Maturing or Repricing
                          -----------------------------------------------

                                         Over 6
                          6 Months     Months to    Over 1-3    Over 3-5
(DOLLARS IN THOUSANDS)    or Less      One Year      Years       Years
--------------------------------------------------------------------------
Cash equivalents         $   5,688             0           0           0
Securities available
  for sale:
   Mortgage-backed and
   related securities<F1>  100,014         6,466       9,690       4,160
   Other marketable
    securities               8,801         1,350      14,054      10,428
Loans held for sale, net     9,102             0           0           0
Loans receivable, net<F1><F2>
   Fixed rate one-to-four
    family                  33,249        29,091      85,261      50,434
   Adjustable rate
     one-to-four family     21,013        15,956      26,032      31,815
   Multi family              1,267           896       1,722         562
   Fixed rate commercial
    real estate              5,038         3,332       7,388       2,764
   Adjustable rate commercial
      real estate            6,387         4,115       5,279       2,228
   Commercial business       4,158         2,527       5,656       1,101
   Consumer loans           23,068         1,954       5,434       2,793
Federal Home Loan Bank stock     0             0           0           0
                           -------       -------     -------    --------
      Total interest-earning
       assets              217,785        65,687     160,516     106,285
                           -------       -------     -------    --------
Non-interest checking        9,026             0           0           0
NOW accounts                23,515             0           0           0
Passbooks                    3,617         3,617      10,417       6,667
Money market accounts        2,918         2,918       8,405       5,379
Certificates               109,384        84,709     103,717      23,689
Federal Home Loan Bank
  advances                  24,000         5,000      40,000     116,400
                           -------       -------     -------    --------
      Total interest-bearing
        liabilities        172,460        96,244     162,539     152,135
                           -------       -------     -------    --------
Interest-earning assets less
   interest-bearing
   liabilities          $   45,325       (30,557)     (2,023)    (45,850)
                           =======       =======     =======    ========

Cumulative interest-rate
   sensitivity gap      $   45,325        14,768      12,745     (33,105)
                           =======       =======     =======     =======
Cumulative interest-rate
   gap as a percentage of
   total assets at
   March 31, 1999             6.65%         2.17%       1.87%      (4.86)%
                           =======       =======     =======     =======
-------------------------------------------------------------------------
                                   Maturing or Repricing
                          -----------------------------------------------

(DOLLARS IN THOUSANDS)

                               Over 5         No Stated
                                Year           Maturity         Total

--------------------------------------------------------------------------

Cash equivalents             $      0                0             5,688
Securities available for sale:
   Mortgage-backed and
      related securities<F1>      4,996              0           125,326
   Other marketable securities   17,326          8,587            60,546
Loans held for sale, net              0              0             9,102
Loans receivable, net<F1><F2>
   Fixed rate one-to-four
    family                       67,530              0           265,565
   Adjustable rate
     one-to-four family             196              0            95,012
   Multi family                     433              0             4,880
   Fixed rate commercial real
    estate                        1,525              0            20,047
   Adjustable rate commercial
      real estate                     0              0            18,009
   Commercial business              138              0            13,580
   Consumer loans                 2,647              0            35,896
Federal Home Loan Bank stock          0          9,838             9,838
                               --------        -------          --------
      Total interest-earning
        assets                   94,791         18,425           663,489
                               --------        -------          --------
Non-interest checking                 0              0             9,026
NOW accounts                          0              0            23,515
Passbooks                        11,851              0            36,169
Money market accounts             9,563              0            29,183
Certificates                      1,818              0           323,317
Federal Home Loan Bank advances       0              0           185,400
                               --------        -------          --------
      Total interest-bearing
        liabilities              23,232              0           606,610
                               --------        -------          --------
Interest-earning assets less
   interest-bearing liabilities$ 71,559         18,425            56,879
                               ========        =======          ========
Cumulative interest-rate
   sensitivity gap             $ 38,454         56,879            56,879
                               ========        =======          ========
Cumulative interest-rate gap
   as a percentage of total
   assets at March 31, 1999        5.64 %         8.34 %            8.34 %
                               ========        =======          ========

<F1> Schedule prepared based upon the earlier of contractual maturity or repricing date, if applicable, adjusted for scheduled repayments of principal and projected prepayments of principal based upon experience.
<F2>Loans receivable are presented net of loans in process and deferred loan fees.

The preceding table was prepared utilizing the Model Assumptions regarding prepayment and decay ratios which were determined by management based upon their review of historical prepayment speeds and future prepayment projections. Fixed rate loans were assumed to prepay at annual rates of between 8% to 45%, depending on the coupon and period to maturity. ARMs were assumed to prepay at annual rates of between 10% and 32%, depending on coupon and the period to maturity. GEM loans were assumed to prepay at annual rates of between 18% and
55% depending on the coupon and the period to maturity.   Mortgage-backed
securities and Collateralized Mortgage Obligations (CMOs) were projected to have prepayments based upon the underlying collateral securing the instrument and the related cash flow priority of the CMO tranche owned. Certificate accounts were assumed not to be withdrawn until maturity. Passbook and money market accounts were assumed to decay at an annual rate of 20%. FHLB advances were projected to be called at the first call date where the projected interest rate on similar remaining term advances exceeded the interest rate on HMN's callable advance.

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

YEAR 2000

*HMN has inventoried its computer hardware, computer software, third party vendors and its other non-computer equipment and has assessed or is in the process of assessing whether the items are year 2000 compliant. The hardware testing has been completed. The majority of the non-compliant hardware was replaced during 1998 at a cost of $67,500. The remaining non-compliant hardware will be replaced at an approximate cost of $7,500 in the second quarter of 1999. The computer software inventory indicated that certain programs were not compliant. Some of those software programs were replaced during 1998 at a cost of $53,000. Other software programs are scheduled to be replaced with year 2000 compliant software during the second quarter of 1999 at an anticipated cost of $27,000. HMN is also in the process of testing all computer software to determine that the software is year 2000 compliant. The
testing is scheduled to be completed during the second quarter of 1999.    The
assessment of non-computer equipment for year 2000 compliance indicated that HMN did not have any significant issues in this area.

*The majority of the Bank's loan and deposit data is supported by a third party data processing center. Other third party providers support the automated teller machines owned by the Bank and process the check clearings for the Bank's negotiable order of withdrawal accounts ('checking accounts'). The Bank is also reliant upon the Federal Home Loan Bank of Des Moines and the Federal Reserve System to properly and efficiently conduct its business. Notwithstanding the Bank's efforts, the failure of any of these third party vendors to address their year 2000 issues in a timely fashion may have an adverse effect on the Bank's ability to conduct its business and/or process its customers' transactions. The Bank's Year 2000 Committee (the 'Committee') is working very closely with its data processing center to ascertain that all software applications and hardware will be year 2000 compliant by the second quarter of 1999. The Committee is also monitoring the progress that other key third party providers are making toward becoming year 2000 compliant.

*The Committee is in the process of developing a contingency plan which incorporates the actions the Bank will take in situations where the data processing center or other key third party providers are not able to become year 2000 compliant and it will have a major impact on the Bank's business. The contingency plan is anticipated to be completed in the second quarter of 1999.


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


     PROVISION FOR LOAN LOSSES
     The provision for loan losses for the first quarter of 1999 and 1998 was $75,000. The provision is the result of management's evaluation of the loan portfolio, a historically low level of non-performing loans, minimal loan charge-off experience, and its assessment of the general economic conditions in the geographic area where properties securing the loan portfolio are located such as national and regional unemployment data, single family loan delinquencies as reported separately by the Federal National Mortgage Association (FNMA) and the Federal Home Loan Bank Mortgage Corporation (FHLMC), local single family construction permits and local economic growth rates. Management's evaluation did not reveal conditions that would cause it to increase the provision for loan losses during 1999 compared to 1998. HMN will continue to monitor its allowance for losses as these conditions dictate. Future economic conditions and other unknown factors will impact the need for future provisions for loan losses. As a result, no assurances can be given that increases in the allowance for loan losses will not be required during future periods.

     LIQUIDITY
     HMN has certificates of deposits with outstanding balances of $194.1 million that come due over the next 12 months. Based upon past experience management anticipates that the majority of the deposits will renew for another term. HMN believes that deposits which do not renew will be replaced with deposits from other customers, or funded with advances from the FHLB, or will be funded through the sale of securities. Management does not anticipate that it will have a liquidity problem due to maturing deposits.

     HMN has $14.0 million of FHLB advances which mature in 2001 but have call features which can be exercised by the FHLB on a semiannual basis starting in 1999. If the call features are exercised HMN has the option of requesting any advance otherwise available to it pursuant to the Credit Policy of the FHLB. Since HMN has the ability to request another advance to replace the advance that is being called, management does not anticipate that it will have a liquidity problem due to advances being called by the FHLB during 1999.

     Competitive pricing by other institutions, the desire of a competitor to pay interest rates on deposits that are above the current rates paid by HMN, or the desire by customers to put more of their funds into nontraditional bank products such as stocks and bonds could be circumstances that would cause the maturing certificates to become a liquidity problem

     MARKET RISK
     HMN utilizes a model which uses the discounted cash flows from its interest-earning assets and its interest-bearing liabilities to calculate the current market value of those assets and liabilities. The model also calculates the changes in market value of the interest-earning assets and interest-bearing liabilities due to different interest rate changes. HMN believes that over the next twelve months interest rates could conceivably fluctuate in a range of 200 basis points up or down from where the rates were at March 31, 1999. HMN does not have a trading portfolio. The table in the Market Risk section discloses the projected changes in market value to HMN's interest-earning assets and interest-bearing liabilities based upon incremental 100 basis point changes in interest rates from interest rates in effect on March 31, 1999.

     Certain shortcomings are inherent in the method of analysis in the table presented in the Market Risk section. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates. The model assumes that the difference between the current interest rate being earned or paid compared to a treasury instrument or other interest rate index with a similar term to maturity (the Interest Spread) will remain constant over the interest changes disclosed in the table. Changes in Interest Spread
     could impact projected market value changes.   Certain assets, such as
     ARMs, have features which restrict changes in interest rates on a short-term basis and over the life of the assets. The market value of the interest-bearing assets which are approaching their life time interest rate caps could be different from the values disclosed in the table. In the event of a change in interest rates, prepayment and early withdrawal levels may deviate significantly from those assumed in calculating the foregoing table. The ability of many borrowers to service their debt may decrease in the event of an interest rate increase.

     ASSET/LIABILITY MANAGEMENT
     HMN's management reviews the impact that changing interest rates will have on its net interest income projected for the twelve months following March 31, 1999 to determine if its current level of interest rate risk is acceptable. HMN's actual net interest income caused by interest rate changes may differ from the amounts reflected in the table in the Asset/ Liability section which projects the estimated impact on net interest income of immediate interest rate changes called rate shocks. HMN's actual maturing and repricing results of its interest-earning assets and interest-bearing liabilities may differ from the amounts reflected in the gap table.

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

     YEAR 2000
     HMN has inventoried its computer hardware, computer software, third party vendors and its other non-computer equipment and has assessed or is in the process of assessing whether the items are year 2000 compliant. The hardware testing has been completed. The majority of the non-compliant hardware was replaced during 1998 at a cost of $67,500. The remaining non-compliant hardware will be replaced at an approximate cost of $7,500 in the second quarter of 1999. The computer software inventory indicated that certain programs were not compliant. Some of those software programs were replaced during 1998 at a cost of $53,000. Other software programs are scheduled to be replaced with year 2000 compliant software during the second quarter of 1999 at an anticipated cost of $27,000. HMN is also in the process of testing all computer software to determine that the software is year 2000 compliant. The testing is scheduled to be completed
     during the second quarter of 1999.    The assessment of non-computer
     equipment for year 2000 compliance indicated that HMN did not have any significant issues in this area.

     The majority of the Bank's loan and deposit data is supported by a third party data processing center. Other third party providers support the automated teller machines owned by the Bank and process the check clearings for the Bank's negotiable order of withdrawal accounts ('checking accounts'). The Bank is also reliant upon the Federal Home Loan Bank of Des Moines and the Federal Reserve System to properly
     and efficiently conduct its business.   Notwithstanding the Bank's
     efforts, the failure of any of these third party vendors to address their year 2000 issues in a timely fashion may have an adverse effect on the Bank's ability to conduct its business and/or process its customers' transactions. The Bank's Year 2000 Committee
     (the 'Committee') is working very closely with its data processing center to ascertain that all software applications and hardware will be year 2000 compliant by the second quarter of 1999. The Committee is also monitoring the progress that other key third party providers are making toward becoming year 2000 compliant.

     The Committee is in the process of developing a contingency plan which incorporates the actions the Bank will take in situations where the data processing center or other key third party providers are not able to become year 2000 compliant and it will have a major impact on the Bank's
     business.   The contingency plan is anticipated to be completed in the second quarter of 1999.

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

           (a)  Exhibits.  See Index to Exhibits on page 27 of this report.

           (b)  Reports on Form 8-K - None.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   HMN FINANCIAL, INC.
                                   Registrant


Date: May 17, 1999                 /s/ Roger P. Weise
      ---------------------        -------------------------
                                   Roger P. Weise,
                                   Chairman, President and
                                   Chief Executive Officer
                                   (Principal Executive Officer)


Date: May 17, 1999                 /s/ James B. Gardner
      --------------------         -------------------------
                                   James B. Gardner,
                                   Executive Vice President
                                   (Principal Financial Officer)

                               HMN FINANCIAL, INC.

                                INDEX TO EXHIBITS
                                  FOR FORM 10-Q

                                           Reference        Sequential
                                           to Prior         Page Numbering
Regulation                                 Filing or        Where Attached
S-K                                        Exhibit          Exhibits Are
Exhibit                                    Number           Located in This
Number              Document               Attached Hereto  Form 10-Q Report
-------  --------------------------------  ---------------  ----------------
  2      Plan of acquisition, reorganization,
         arrangement, liquidation or succession.    N/A              N/A

  3(a)   Articles of Incorporation
         Certificate of Incorporation as amended.  *4                N/A

  3(b)   By-laws                                   *3                N/A
         Resolution to Amend By-laws of
         HMN Financial, Inc., By-laws of HMN
         Financial, Inc. as amended

  4      Instruments defining the rights of
         security holders, Including indentures    *1                N/A

  5(a)   Amendment to the Home Federal Savings     *2                N/A
         Bank Employees' Savings & Profit Sharing
         Plan dated January 28, 1997.

  5(b)   Amendment to the Adoption Agreement       *2                N/A
         for Home Federal Savings Bank Employees'
         Savings & Profit Sharing Plan and Trust
         effective June 17, 1997.

  11     Computation of Earnings Per Common Share   11     Filed electronically

  27     Financial Data Schedule                    27     Filed electronically


*1 Filed April 1, 1994, as exhibits to the Registrant's Form S-1 registration statement (Registration No. 33-77212) pursuant to the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.
*2 Filed as an exhibit to Registrant's Form 10-Q for June 30, 1997 (file no. 0-24100). All previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-K.
*3 Filed as an exhibit to Registrant's Form 10-Q for September 30, 1997 (file no. 0-24100). All previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-K.
*4 Filed as an exhibit to Registrant's Form 10-Q for September 30, 1998 (file no. 0-24100). All previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-K.