Form 10-Q
period 1999-06-30
HMN FINANCIAL INC
filed 1999-08-16
CIK 921183

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
          -------------------------------------------------------------

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1999

                                       OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to _________

                         Commission File Number 0-24100

                                   HMN FINANCIAL, INC.

        -------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

                  Delaware                                       41-1777397

       -----------------------------                 --------------------------
--
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                    Identification Number)

     101 North Broadway, Spring Valley, Minnesota      55975-0231
     --------------------------------------------------    ------------
           (Address of principal executive offices)         (ZIP Code)

Registrant's telephone number, including area  code:     (507) 346-1100
                                                        ----------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes /X/   No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

               Class                           Outstanding at August 5, 1999
 ------------------------------------          ------------------------------
Common stock, $0.01 par value                             5,011,703

                               HMN FINANCIAL, INC.

                                    CONTENTS

PART I - FINANCIAL INFORMATION
                                                               Page
                                                              ------
Item 1:   Financial Statements (unaudited)

               Consolidated Balance Sheets at
                  June 30, 1999 and December 31, 1998            3

               Consolidated Statements of Income for the
                  Three Months Ended and Six Months Ended
                  June 30, 1999 and 1998                         4

               Consolidated Statements of Comprehensive
                  Income for the Three Months and Six
                  Months Ended June 30, 1999 and 1998            5

               Consolidated Statement of Stockholders' Equity
                  for the Six Month Period Ended June 30, 1999   5

               Consolidated Statements of Cash Flows for
                  the Six Months Ended June 30, 1999 and 1998    6-7

               Notes to Consolidated Financial Statements        8

Item 2:   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                 16

Item 3:   Quantitative and Qualitative Disclosures
            about Market Risk Discussion included in
            Item 2 under Market Risk                              20

PART II - OTHER INFORMATION

Item 1:   Legal Proceedings                                       27

Item 2:   Changes in Securities                                   27

Item 3:   Defaults Upon Senior Securities                         27

Item 4:   Submission of Matters to a Vote of Security Holders     27

Item 5:   Other Information                                       28

Item 6:   Exhibits and Reports on Form 8-K and Form 11-K          28

Signatures                                                        29

PART I - FINANCIAL STATEMENTS

                      HMN FINANCIAL, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (unaudited)

              ASSETS                  June 30,       December 31,
                                        1999            1998
                                   -------------    -------------
Cash and cash equivalents        $   10,543,341        20,960,957
Securities available for sale:
   Mortgage-backed and related
    securities (amortized cost
    $111,702,277 and $144,320,926)  110,453,963       143,146,165
   Other marketable securities
     (amortized cost $75,034,116
      and $38,657,193)               72,886,769        38,478,623
                                   ------------     -------------
                                    183,340,732       181,624,788
                                   ------------     -------------

Loans held for sale                   6,721,778        13,094,528
Loans receivable, net               446,669,533       447,455,052
Accrued interest receivable           3,819,962         3,952,763
Federal Home Loan Bank stock,
 at cost                              9,837,900         9,837,900
Mortgage servicing rights, net        1,056,509         1,005,693
Real estate, net                         10,625            10,602
Premises and equipment, net           8,602,163         8,382,136
Investment in limited partnerships    2,792,773         2,437,246
Goodwill                              4,251,015         4,341,033
Core deposit intangible               1,143,023         1,259,245
Prepaid expenses and other assets       914,333           295,829
Deferred income taxes                   270,274                 0
                                   ------------      ------------
      Total assets               $  679,973,961       694,657,772
                                   ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                         $  416,192,060       433,868,907
Federal Home Loan Bank advances     192,400,000       185,400,000
Other borrowed money                          0         2,500,000
Accrued interest payable              1,287,959         1,086,013
Advance payments by borrowers for
  taxes and insurance                   682,003           657,089
Accrued expenses and other
 liabilities                          2,216,942         2,700,424
                                   ------------      ------------
      Total liabilities             612,778,964       626,212,433
                                   ------------      ------------
Commitments and contingencies
Stockholders' equity:
   Serial preferred stock:
    authorized 500,000 shares;
    issued and outstanding none               0                 0
   Common stock ($.01 par value):
    authorized 11,000,000;
    issued shares 9,128,662              91,287            91,287
   Additional paid-in capital        59,758,134        59,739,020
   Retained earnings, subject to
    certain restrictions             66,025,364        63,424,378
   Accumulated other comprehensive
    loss                             (2,087,394)        (837,838)
   Unearned employee stock ownership
     plan shares                     (5,608,499)      (5,705,152)
   Unearned compensation restricted
     stock awards                      (189,344)        (276,867)
   Treasury stock, at cost 4,058,058
    and 3,835,058 shares            (50,794,551)     (47,989,489)
                                   ------------      -----------
      Total stockholders' equity     67,194,997       68,445,339
                                   ------------      -----------
    Total liabilities and
     stockholders' equity          $679,973,961      694,657,772
                                   ============      ===========

See accompanying notes to consolidated financial statements.

                      HMN FINANCIAL, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                                   (unaudited)

                                Three Months Ended    Six Months Ended
                                    June 30,                June 30,
                               1999        1998        1999          1998
                            ----------------------- -----------------------
Interest Income:
   Loans receivable         $8,763,487   8,797,708   17,407,061   17,440,080
   Securities available
    for sale:
     Mortgage-backed
      and related            1,674,934   2,158,639    3,624,430    4,377,337
     Other marketable        1,033,641   1,229,503    1,795,779    2,185,975
   Cash equivalents             34,679     110,623      131,231      271,947
   Other                       153,296     149,224      304,907      271,558
                            ----------  ----------  -----------   ----------
      Total interest income 11,660,037  12,445,697   23,263,408   24,546,897
                            ----------  ----------  -----------   ----------
Interest expense:
   Deposits                  4,521,261   5,721,279    9,143,280   11,424,803
   Federal Home Loan Bank
    advances                 2,597,437   2,454,631    5,138,758    4,539,097
   Other borrowed money              0           0        7,207            0
                            ----------  ----------  -----------   ----------
      Total interest expense 7,118,698   8,175,910   14,289,245   15,963,900
                            ----------  ----------  -----------   ----------
           Net interest
            income           4,541,339   4,269,787    8,974,163    8,582,997
Provision for loan losses       75,000      75,000      150,000      150,000
                            ----------  ----------  -----------   ----------
           Net interest income
            after provision
            for loan losses  4,466,339   4,194,787    8,824,163    8,432,997
                            ----------  ----------  -----------   ----------
Non-interest income:
   Fees and service charges    280,278     257,589      495,705      459,345
   Securities gains, net        23,332     737,632      162,770    1,634,079
   Gain on sales of loans      584,682     351,892    1,279,674      718,136
   Earnings (loss) in limited
    partnerships               345,527    (989,556)     362,594     (937,613)
   Other                        98,782     161,145      218,324      274,924
                            ----------  ----------  -----------   ----------
      Total non-interest
       income                1,332,601     518,702    2,519,067    2,148,871
                            ----------  ----------  -----------   ----------
Non-interest expense:
   Compensation and benefits 1,535,318   1,879,834    2,963,816    3,732,314
   Occupancy                   395,968     358,039      816,067      722,760
   Federal deposit
    insurance premiums          72,608      72,608      145,216      146,439
   Advertising                  84,045     135,972      153,841      228,953
   Data processing             176,836     164,503      361,548      338,558
   Amortization of mortgage
    servicing rights and net
    valuation adjustments      151,381     237,820      316,979      276,592
   Other                       575,437     593,683    1,168,016    1,218,867
                            ----------   ---------   ----------   ----------
      Total non-interest
       expense               2,991,593   3,442,459    5,925,483    6,664,483
                            ----------   ---------   ----------   ----------
      Income before income
       tax expense           2,807,347   1,271,030    5,417,747    3,917,385
Income tax expense           1,091,000     487,000    2,099,400    1,470,000
                            ----------   ---------   ----------   ----------
      Net income           $ 1,716,347     784,030    3,318,347    2,447,385
                            ==========   =========   ==========   ==========
Basic earnings per share   $      0.39        0.16         0.74         0.47
                            ==========   =========   ==========   ==========
Diluted earnings per share $      0.37        0.14         0.71         0.43
                            ==========   =========   ==========   ==========

See accompanying notes to consolidated financial statements.

                               HMN FINANCIAL, INC.
                 Consolidated Statements of Comprehensive Income
                                   (unaudited)

                                        Three Months Ended June 30,
                                      1999                      1998
                             ------------------------   -----------------------
Net income                  $              1,716,347                    784,030
Other comprehensive
 income, net of tax:
   Unrealized gains (losses)
    on securities:
      Unrealized holding
       gains (losses)
       arising during
       period                (1,254,430)                    295,168
    Less: reclassification
     adjustment for gains
     included in net income      18,021                     452,758
                             -----------                  ----------
Other comprehensive loss                 (1,272,451)                  (157,590)

                                         ----------                   --------

Comprehensive income        $               443,896                    626,440
                                         ==========                   =========




                                         Six Months Ended June 30,
                                      1999                      1998
                             ------------------------   -----------------------
Net income                  $              3,318,347                  2,447,385
Other comprehensive
 income, net of tax:
   Unrealized gains (losses)
    on securities:
      Unrealized holding
       gains (losses)
       arising during
       period                (1,149,648)                    747,516
    Less: reclassification
     adjustment for gains
     included in net income      99,908                   1,002,998
                             -----------                  ----------
Other comprehensive loss                 (1,249,556)                  (255,482)

                                         ----------                  ---------

Comprehensive income        $             2,068,791                  2,191,903
                                         ==========                  =========


See accompanying notes to consolidated financial statements.






                      HMN FINANCIAL, INC. AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity
                  For the Six Month Period Ended June 30, 1999
                                   (unaudited)

                                                                  Accumulated
                                     Additional                      Other
                           Common     Paid-In        Retained    Comprehensive
                            Stock     Capital        Earnings         Loss
                    ----------------------------------------------------------
Balance,
December 31, 1998       $   91,287    59,739,020     63,424,378    (837,838)
  Net income                                          3,318,347
  Treasury stock purchases
  Other comprehensive loss                                       (1,249,556)
  Tax benefit of restricted
    stock awards                          26,743
  Employee stock options
    exercised                            (42,460)
  Tax benefit of exercised
    stock options                          3,605
  Amortization of
    restricted stock awards

 Dividends paid                                       (717,361)
  Earned employee stock
    ownership plan shares                 31,226
                          ---------   ----------    ----------   ---------
Balance, June 30, 1999  $   91,287    59,758,134    66,025,364  (2,087,394)
                          =========   ==========    ==========   =========


                            Unearned
                            Employee
                              Stock       Unearned
                           Ownership    Compensation                 Total
                              Plan       Restricted     Treasury  Stockholders'
                             Shares     Stock Awards      Stock      Equity
                          ----------------------------------------------------
Balance,
December 31, 1998        $  (5,705,152)   (276,867)  (47,989,489)  68,445,339
  Net income                                                        3,318,347
  Treasury stock purchases                            (2,953,437)  (2,953,437)
  Other comprehensive loss                                         (1,249,556)
  Tax benefit of restricted
    stock awards                                                       26,743
  Employee stock options
    exercised                                            148,375      105,915
  Tax benefit of exercised
    stock options                                                       3,605
  Amortization of
    restricted stock awards                 87,523                     87,523
 Dividends paid                                                      (717,361)
  Earned employee stock
    ownership plan shares       96,653                                127,879
                             ---------    --------    ----------   ----------
Balance, June 30, 1999   $  (5,608,499)   (189,344)  (50,794,551)  67,194,997
                             =========    ========    ==========   ==========

See accompanying notes to consolidated financial statements.

                      HMN FINANCIAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                     Six Months Ended
                                                        June 30,
                                                   1999             1998
                                               ----------------------------
Cash flows from operating activities:
   Net income                                 $  3,318,347       2,447,385
   Adjustments to reconcile net income to
    cash provided by operating activities:
     Provision for loan losses                     150,000         150,000
     Depreciation                                  342,174         283,577
     Amortization of (discounts) premiums, net      56,106        (128,956)
     Amortization of deferred loan fees           (425,539)       (317,266)
     Amortization of goodwill                       90,018          90,318
     Amortization of core deposit intangible       116,222         143,514
     Amortization of other purchase accounting
       adjustments                                  50,342         382,014
     Amortization of mortgage servicing rights
       and net valuation adjustments               316,979         276,592
     Capitalized mortgage servicing rights        (327,631)       (130,259)
     Increase (decrease) in deferred income taxes (145,499)        167,000
     Securities gains, net                        (162,770)     (1,634,079)
     Gain on sales of real estate                        0         (21,777)
     Gain on sales of loans                     (1,279,674)       (718,136)
     Proceeds from sale of loans
      held for sale                            111,643,954      68,990,372
     Disbursements on loans held for sale      (73,129,568)    (53,532,026)
     Principal collected on loans
      held for sale                                  1,099               0
     Amortization of restricted stock awards        87,523         120,848
     Amortization of unearned ESOP shares           96,653         227,716
     Earned employee stock ownership shares
      priced above original cost                    31,226         194,458
     Decrease (increase) in accrued
      interest receivable                          132,801        (516,568)
     Increase in accrued interest payable          201,946          20,256
     Equity (earnings) loss of limited
      partnerships                                (362,594)        937,613
     Decrease (increase) in other assets          (618,504)        581,531
     Increase (decrease) in other liabilities      219,668        (795,342)
     Other, net                                     14,976          44,179
                                                ----------      ----------
       Net cash provided by
        operating activities                    40,418,255      17,262,964
                                                ----------      ----------
Cash flows from investing activities:
   Proceeds from sales of securities
    available for sale                          10,943,970      91,763,992
   Principal collected on securities
    available for sale                          33,335,121      16,165,151
   Proceeds collected on maturity of
    securities available for sale               18,331,000      23,100,000
   Purchases of securities available for sale  (57,031,349)   (136,566,747)
   Proceeds from sales of loans receivable         216,156       3,047,939
   Purchases of mortgage servicing rights          (22,443)       (557,536)
   Purchase of interest in limited partnerships          0        (181,125)
   Purchase of Federal Home Loan Bank stock              0      (1,737,900)
   Net increase in loans receivable            (39,346,322)    (41,486,818)
   Proceeds from sale of real estate                     0         152,415
   Purchases of premises and equipment            (562,201)     (1,256,046)
   Decrease in due to stockholders of
     Marshalltown Financial Corporation            (10,716)     (3,495,888)
                                               -----------      ----------
      Net cash used by investing activities    (34,146,784)    (51,052,563)
                                               -----------      ----------
Cash flows from financing activities:
   Decrease in deposits                        (17,649,118)        (82,370)
   Purchase of treasury stock                   (2,953,437)    (14,772,787)
   Increase in unearned ESOP shares                      0      (1,476,000)
   Stock options exercised                         105,915          55,237
   Dividends to stockholders                      (717,361)       (305,982)
   Fractional shares purchased from stock split          0          (1,716)
   Proceeds from Federal Home
     Loan Bank advances                         33,100,000      92,500,000
   Repayment of Federal Home Loan Bank advances(26,100,000)    (42,214,284)
   Decrease in other borrowed money             (2,500,000)              0
   Decrease (increase) in advance payments
    by borrowers for taxes and insurance            24,914         (33,906)
                                               -----------     -----------
      Net cash provided (used) by
       financing activities                    (16,689,087)     33,668,192
                                               -----------     -----------
      Decrease in cash and cash equivalents    (10,417,616)       (121,407)
Cash and cash equivalents, beginning of period  20,960,957       9,364,635
                                               -----------     -----------
Cash and cash equivalents, end of period     $  10,543,341       9,243,228
                                               ===========     ==========



Supplemental cash flow disclosures:
   Cash paid for interest                    $  14,087,299      15,943,644
   Cash paid for income taxes                    2,554,000         967,000
Supplemental noncash flow disclosures:
   SBA certificates transferred from loans
    to securities available for sale             2,528,442               0
   Loans securitized and transferred to
    securities available for sale                6,913,219               0
   Loans transferred to loans held for sale     30,890,367      20,553,439
   Transfer of loans to real estate                      0          17,105
   Securities purchased with liability
    due to broker                                        0       1,997,812
   Securities sold with payment due from broker          0       3,051,977

See accompanying notes to consolidated financial statements.
                                     7

                      HMN FINANCIAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                             June 30, 1999 and 1998


(1) HMN FINANCIAL, INC.

HMN Financial, Inc.(HMN) is a stock savings bank holding company which owns 100 percent of Home Federal Savings Bank (the Bank or Home Federal). Home Federal has a community banking philosophy and operates retail banking facilities in Minnesota and Iowa. The Bank has two wholly owned subsidiaries, Osterud Insurance Agency, Inc. (OAI) and MSL Financial Corporation (MSL), which offer financial planning products and services. As of April 30, 1999 MSL was dissolved and its assets were transferred to the Bank in exchange for the stock of MSL. HMN has two other wholly owned subsidiaries, Security Finance Corporation (SFC) and HMN Mortgage Services, Inc. (MSI). SFC invests in commercial loans and commercial real-estate loans located throughout the United States which were originated by third parties. MSI operates a mortgage banking and mortgage brokerage facility located in Brooklyn Park, Minnesota.

The consolidated financial statements included herein are for HMN, SFC, MSI, the Bank and the Bank's wholly owned subsidiaries, OAI and MSL. Results of operations for MSL are included through April 30, 1999, the date of its dissolution. All significant intercompany accounts and transactions have been eliminated in consolidation.


(2) BASIS OF PREPARATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of comprehensive income, consolidated statements of stockholders' equity and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments consisting of only normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The statement of income for the three month and six month periods ended June 30, 1999 are not necessarily indicative of the results which may be expected for the entire year.

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

Originally SFAS No. 133 was effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of SFAS No.
133. In June of 1999 the Financial Accounting Standards Board issued SFAS No. 137 which deferred the required adoption of SFAS No. 133 to fiscal years starting after June 15, 2000. HMN is anticipating that it will adopt SFAS No. 133 in the first quarter of 2001. HMN is currently researching the impact on its financial condition and results of operations of adopting SFAS No. 133.

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

The gross unrealized holding losses for the second quarter of 1999 were $2,040,000 the income tax benefit would have been $786,000 and therefore, the net loss was $1,254,000. The gross reclassification adjustment for the second quarter of 1999 was $29,000, the income tax expense would have been $11,000 and therefore, the net reclassification adjustment was $18,000. The gross unrealized holding gains for the second quarter of 1998 were $482,000, the income tax expense would have been $187,000 and therefore, the net gain was $295,000. The gross reclassification adjustment for the second quarter of 1998 was $738,000, the income tax expense would have been $285,000 and therefore, the net reclassification adjustment was $453,000.

The gross unrealized holding losses for the six month period ended June 30, 1999 were $1,880,000, the income tax benefit would have been $730,000 and therefore, the net loss was $1,150,000. The gross reclassification adjustment for the first six months of 1999 was $163,000, the income tax expense would have been $63,000 and therefore, the net gain was $100,000. The gross unrealized holding gains for the first six months of 1998 were $1,162,000, the income tax expense would have been $415,000 and therefore, the net gain was $748,000. The gross reclassification adjustment for the first six months of 1998 was $1,634,000, the income tax expense would have been $631,000 and therefore, the net reclassification adjustment was $1,003,000.


(5) CASH DIVIDEND

On July 20, 1999 HMN's Board of Directors announced a cash dividend of $0.08 per share, payable on September 10, 1999 to stockholders of record on August 25, 1999.


(6) INVESTMENT IN MORTGAGE SERVICING RIGHTS

A summary of mortgage servicing activity is as follows:


--------------------------------------------------------------

                                     1999            1998
                                --------------  --------------
Mortgage servicing rights
  Balance, beginning of year     $ 1,117,193       845,517
  Originations                       327,631       127,879
  Purchases                           22,443       468,998
  Amortization                      (347,558)     (105,767)
                                   ---------     ---------
  Balance, June 30,                1,119,709     1,336,627
                                   ---------     ---------

Valuation reserve
  Balance, beginning of year        (111,500)      (64,512)
  Additions                                0      (165,583)
  Reductions                          48,300        32,000
                                   ---------     ---------
  Balance, June 30,                  (63,200)     (198,095)
                                   ---------     ---------
  Mortgage servicing rights, net $ 1,056,509     1,138,532
                                   =========     =========
  Fair value of mortgage
    servicing rights             $ 1,192,509     1,162,532
                                   =========     =========
------------------------------------------------------------

(7) INVESTMENT IN LIMITED PARTNERSHIPS

Investments in limited partnerships were as follows:

-------------------------------------------------------------
Primary partnership activity       June 30,      December 31,
                                     1999            1998
                                ------------    ------------
Mortgage servicing rights       $  2,006,928       1,622,519
Common stock of financial
  institutions                       430,283         415,189
Low to moderate income housing       355,562         399,538
                                ------------    ------------
                                $  2,792,773       2,437,246
                                ============    ============
-------------------------------------------------------------

During the second quarter of 1999 HMN's proportionate revenue from a mortgage servicing partnership (which included the reduction of previously established impairment reserves of $381,671) was $323,237, its proportionate share of gains from the common stock investments in financial institutions was $28,790 and it recognized $6,500 of losses on the low income housing partnerships. During 1999 HMN anticipates receiving low income housing credits totaling $80,000 of which $20,000 were credited to current income tax benefits in the second quarter of 1999. During the second quarter of 1998, HMN's proportionate losses from the mortgage servicing partnership was $1,112,747, its proportionate share of gains from common stock investments in financial institutions was $123,191 and it did not recognize any revenue or loss from the low income housing partnerships.

During the six month period ended June 30, 1999 HMN's proportionate revenue from a mortgage servicing partnership (which included the reduction of previously established impairment reserves of $497,043) was $384,409, its proportionate share of gains from the common stock investments in financial institutions was $15,094 and it recognized $36,909 of losses on the low income housing partnerships. During 1999 HMN anticipates receiving low income housing credits totaling $80,000 of which $40,000 were credited to current income tax benefits in the six month period ended June 30, 1999. During the six month period ended June 30, 1998, HMN's proportionate revenue from the mortgage servicing partnership was $1,060,836, its proportionate share of gains from common stock investments in financial institutions was $123,223 and it did not recognize any revenue or loss from the low income housing partnerships.


(8) EARNINGS PER SHARE

The following table reconciles the weighted average shares outstanding and the income available to common shareholders used for basic and diluted EPS:

                               Three months ended        Six Months ended
                                    June 30,                   June 30,
                               1999          1998        1999           1998
                              ---------------------     ----------------------
Weighted average number of
 common shares outstanding
 used in basic earnings per
 common share calculation     4,442,471   5,051,205     4,465,679    5,248,262

Net dilutive effect of:
 Options                        167,858     379,759       177,041      391,398
 Restricted stock awards         20,019      54,197        23,267       57,773
                              ---------   ---------     ---------    ---------
Weighted average number of
 shares outstanding adjusted
 for effect of dilutive
 securities                   4,630,348   5,485,161     4,665,987    5,697,433
                              =========   =========     =========    =========

Income available to common
 shareholders               $ 1,716,347     784,030     3,318,347    2,447,385

Basic earnings per
 common share               $      0.39        0.16          0.74         0.47

Diluted earnings per
 common share               $      0.37        0.14          0.71         0.43



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

Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Tangible, Tier I (Core), and Risk-based capital (as defined in the regulations) to adjusted total assets and risk-weighted assets (as defined). Management believes, as of June 30, 1999, that the Bank meets all capital adequacy requirements to which it is subject.

Management believes that based upon the Bank's capital calculations at June 30, 1999 and other conditions consistent with the Prompt Corrective Actions Provisions of the OTS regulations, the Bank would be categorized as well capitalized.

On June 30, 1999 the Bank's tangible assets and adjusted total assets were $657,048,000 and its risk-weighted assets were $346,906,000. The following table presents the Bank's capital amounts and ratios at June 30, 1999 for actual capital, required capital and excess capital, including ratios in order to qualify as being well capitalized under the Prompt Corrective Actions regulations.

                                                        Required to be
                                                          Adequately
                                    Actual                Capitalized
                               ------------------    --------------------
                                       Percent of<F1>      Percent of <F1>
(IN THOUSANDS)                 Amount     Assets     Amount    Assets
                              -------- ----------- --------- -----------
Bank stockholder's equity      $48,088
Plus:
  Net unrealized loss on
   certain securities
   available for sale            1,685
Less:
  Goodwill and other
   intangibles                   5,394
  Excess mortgage
   servicing rights                283
                               -------
Tier I or core capital          44,096
                               -------
  Tier I capital to adjusted
   total assets                           6.71%   $  26,282   4.00%

Tier I capital to risk-
   weighted assets
                                         12.71%   $  13,876   4.00%
Less:
Equity investments & other
 assets required to be deducted     22
Plus:
 Allowable allowance for
  loan losses                    3,185
                               -------
Risk-based capital             $47,259            $  27,752
                               =======
Risk-based capital to risk-
  weighted assets                         13.62%              8.00%




                                                        To Be Well Capitalized
                                                             Under Prompt
                                                          Corrective Actions
                                   Excess Capital             Provisions
                               --------------------- ------------------------
                                        Percent of<F1>        Percent of <F1>
(IN THOUSANDS)                 Amount      Assets     Amount      Assets
                              ---------- ---------- ----------- -----------
Bank stockholder's equity     $
Plus:
  Net unrealized loss on certain
   securities available for sale
Less:
  Goodwill and other intangibles
  Excess mortgage servicing
   rights
Tier I or core capital
  Tier I capital to adjusted
   total assets               $ 17,814      2.71%    $  32,852      5.00%
Tier I capital to risk-
   weighted assets            $ 30,220      8.71%    $  20,814      6.00%
Less:
Equity investments & other
 assets required to be deducted
Plus:
 Allowable allowance for
  loan losses
Risk-based capital            $ 19,507               $  34,691
Risk-based capital to risk-
  weighted assets                           5.62%                  10.00%

<F1> Based upon the Bank's adjusted total assets for the purpose of the tangible and core capital ratios and risk-weighted assets for the purpose of the risk-based capital ratio


The tangible capital of the Bank was in excess of the minimum 2% required at June 30, 1999, but is not reflected in the table above.

(10) BUSINESS SEGMENTS

HMN's wholly owned subsidiaries, Home Federal Savings Bank and Mortgage Services, Inc., have been identified as reportable operating segments in accordance with the provisions of SFAS 131. MSI was deemed to be a segment because it is a separate corporation which operates independently from the Bank and it is not regulated by the Office of Thrift Supervision. MSI has been segmented further into Mortgage Servicing Rights and Mortgage Banking activities. The mortgage servicing segment owns servicing rights on loans which have either been sold to FNMA or securitized into mortgage backed instruments which were issued by FNMA. MSI receives a servicing fee which is based upon the outstanding balance of the loan being serviced and pays a subservicer a monthly fee to service the loan. MSI's mortgage banking activity includes an origination function and it also purchases loans from other loan originators. All loans acquired either by origination or by purchase are intended to be resold in the secondary loan market.

Security Finance Corporation and HMN, the holding company, did not meet the quantitative thresholds for determining reportable segments and therefore are included in the "Other" category.

HMN evaluates performance and allocates resources based on the segment's net income or loss, return on average assets and return on average equity. The segments follow generally accepted accounting principles as described in the summary of significant accounting policies.

Each corporation is managed separately with its own president, who reports directly to HMN's chief operating decision maker and board of directors.

The following table sets forth certain information about the reconciliations of reported profit or loss and assets for each of HMN's reportable segments.

                                           HMN Mortgage Services, Inc.
                                         -------------------------------
                         Home Federal        Mortgage           Mortgage
(Dollars in thousands)   Savings Bank      Servicing Rights     Banking
-------------------------------------------------------------------------
At or for the three months
 ended June 30, 1999:
  Interest income -
    external customers    $  11,363                0                 95
  Non-interest income -
    external customers          645              233                 17
  Earnings (loss) on
    limited partnerships        317                0                  0
  Intersegment interest
    income                       18                0                  0
  Intersegment non-
    interest income              85                0                  0
  Interest expense            7,118                0                 84
  Amortization of mortgage
    servicing rights and
    net valuation adjustments    61               87                  0
  Other non-interest
    expense                   2,483                0                300
  Income tax expense (benefit)1,057              (25)                11
  Net income (loss)           1,633              (39)                17
  Total assets              661,088              231              6,938
  Net interest margin          2.67 %             NM                 NM
  Return on average assets     0.99 %         (57.97)%             1.15%
  Return on average
    realized common equity    13.03 %        (268.16)%             5.32%

At or for the three months
 ended June 30, 1998:
  Interest income -
    external customers     $ 11,963                0                 60
  Non-interest income -
    external customers          171              114                190
  Earnings (loss) on
    limited partnerships       (712)               0                  0
  Intersegment interest income   22                0                  0
  Intersegment non-interest
   income                        76                0                  0
  Interest expense            8,176                0                 57
  Amortization of mortgage
   servicing rights and net
   valuation adjustments          7              231                  0
  Other non-interest expense  2,761                0                295
  Income tax expense (benefit)  275              (42)               (43)
  Net income (loss)             226              (75)               (59)
  Total assets              701,501              985              5,829
  Net interest margin          2.27 %             NM                 NM
  Return on average assets     0.13 %         (28.19)%            (5.58)%
  Return on average realized
   common equity               1.85 %         (79.53)%           (16.02)%





                                  Total
                                Reportable                         Consolidated
 (DOLLARS IN THOUSANDS)         Segments     Other   Eliminations     Total
 ------------------------------------------------------------------------------
At or for the three
 months ended June 30, 1999:
  Interest income -
   external customers       $   11,458           202            0      11,660
  Non-interest income -
   external customers              985             1            0         986
  Earnings (loss) on
   limited partnerships            317            29            0         346
  Intersegment interest
   income                           18           115         (133)          0
  Intersegment non-
   interest income                  85         1,629       (1,714)          0
  Interest expense               7,202            49         (133)      7,118
  Amortization of mortgage
   servicing rights and net
   valuation adjustments           148             0            0         148
  Other non-interest
   expense                       2,783           145          (85)      2,843
  Income tax expense (benefit)   1,043            48            0       1,091
  Net income (loss)              1,611         1,734       (1,629)      1,716
  Total assets                 668,177        69,999      (58,202)    679,974
  Net interest margin               NM            NM           NM        2.76%
  Return on average assets          NM            NM           NM        1.01%
  Return on average
   realized common equity           NM            NM           NM        9.83%

At or for the three months
 ended June 30, 1998:
  Interest income -
   external customers         $ 12,023           423            0      12,446
  Non-interest income -
   external customers              475           756            0       1,231
  Earnings (loss) on
   limited partnerships           (712)            0            0        (712)
  Intersegment interest
   income                           22           140         (162)          0
  Intersegment non-
   interest income                  76           133         (209)          0
  Interest expense               8,233           105         (162)      8,176
  Amortization of mortgage
   servicing rights and net
   valuation adjustments           238             0            0         238
  Other non-interest
   expense                       3,056           225          (76)      3,205
  Income tax expense
   (benefit)                       190           297            0         487
  Net income (loss)                 92           825         (133)        784
  Total assets                 708,315        80,420      (63,555)    725,180
  Net interest margin               NM            NM           NM        2.47%

  Return on average assets          NM            NM           NM        0.44%

  Return on average realized
   common equity                    NM            NM           NM        4.03%


NM - Not meaningful


                                           HMN Mortgage Services, Inc.
                                         -------------------------------
                         Home Federal        Mortgage           Mortgage
(DOLLARS IN THOUSANDS)   Savings Bank      Servicing Rights     Banking
-------------------------------------------------------------------------
At or for the six months
 ended June 30, 1999:
  Interest income -
    external customers    $   22,689                0                 172
  Non-interest income -
    external customers         1,461               55                 595
  Earnings (loss) on
    limited partnerships         348                0                   0
  Intersegment interest
   income                         20                0                   0
  Intersegment non-
   interest income               165                0                   0
  Interest expense            14,282                0                 162
  Amortization of mortgage
   servicing rights
   and net valuation adjustments 118              199                   0
  Other non-interest
   expense                     4,917                0                 582
  Income tax expense
   (benefit)                   2,044              (56)                  8
  Net income (loss)            3,172              (88)                 15
  Total assets               661,008              231               6,938
  Net interest margin           2.65 %             NM                  NM
  Return on average assets      0.96 %         (57.88)%              0.51%
  Return on average realized
   common equity               12.91 %        (160.37)%              1.47%

At or for the six months
  ended June 30, 1998:
  Interest income -
   external customers      $  23,674                0                 108
  Non-interest income -
   external customers            789              193                 397
  Earnings (loss) on limited
   partnerships                 (658)               0                   0
  Intersegment interest
   income                         30                0                   0
  Intersegment non-
   interest income               153                0                   0
  Interest expense            15,964                0                 109
  Amortization of mortgage
   servicing rights
   and net valuation adjustments  12              265                   0
  Other non-interest
   expense                     5,607                0                 567
  Income tax expense
   (benefit)                   1,001              (28)                (66)
  Net income (loss)            1,254              (44)               (105)
  Total assets               701,501              985               5,829
  Net interest margin           2.35 %             NM                  NM
  Return on average assets      0.37 %          (9.24)%             (5.57)%
  Return on average
   realized common equity       4.93 %         (28.25)%            (17.02)%

NM - Not meaningful



                                  Total
                                Reportable                         Consolidated
 (DOLLARS IN THOUSANDS)         Segments     Other   Eliminations     Total
 ------------------------------------------------------------------------------
At or for the six months
 ended June 30, 1999:
  Interest income -
   external customers          $   22,861       402            0        23,263
  Non-interest income -
   external customers               2,111        44            0         2,155
  Earnings (loss) on
   limited partnerships               348        15            0           363
  Intersegment interest
   income                              20       223         (243)            0
  Intersegment non-interest
   income                             165     3,135       (3,300)            0
  Interest expense                 14,444        88         (243)       14,289
  Amortization of mortgage
   servicing rights and net
   valuation adjustments              317         0            0           317
  Other non-interest
   expense                          5,499       274         (165)        5,608
  Income tax expense
   (benefit)                        1,996       103            0         2,099
  Net income (loss)                 3,099     3,354       (3,135)        3,318
  Total assets                    668,177    69,999      (58,202)      679,974
  Net interest margin                  NM        NM           NM          2.74%

  Return on average assets             NM        NM           NM          0.98%

  Return on average
   realized common equity              NM        NM           NM          9.57%


At or for the six months
  ended June 30, 1998:
  Interest income -
   external customers            $ 23,782       765            0        24,547
  Non-interest income -
   external customers               1,379     1,428            0         2,807
  Earnings (loss) on
   limited partnerships              (658)        0            0          (658)
  Intersegment interest
   income                              30       255         (285)            0
  Intersegment non-
   interest income                    153     1,194       (1,347)            0
  Interest expense                 16,073       176         (285)       15,964
  Amortization of mortgage
   servicing rights and net
   valuation adjustments              277         0            0           277
  Other non-interest
   expense                          6,174       367         (153)        6,388
  Income tax expense
   (benefit)                          907       563            0         1,470
  Net income (loss)                 1,105     2,536       (1,194)        2,447
  Total assets                    708,315    80,420      (63,555)      725,180
  Net interest margin                  NM        NM           NM          2.53%

  Return on average assets             NM        NM           NM          0.69%

  Return on average realized
   common equity                       NM        NM           NM          6.07%

NM - Not meaningful

                                   15

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

NET INCOME

HMN's net income for the second quarter of 1999 was $1.7 million, an increase of $932,000, or 118.9%, compared to $784,000 for the second quarter of 1998. Basic earnings per share were $0.39 for the quarter ended June 30, 1999, an increase of $0.23, or 143.8% per share, from $0.16 basic earnings per share for the same quarter of 1998. Diluted earnings per share were $0.37 for the second quarter of 1999, an increase of $0.23, or 164.3% from $0.14 diluted earnings per share for the second quarter of 1998.

HMN's net income for the six month period ended June 30, 1999 was $3.3 million, an increase of $871,000, or 35.6%, compared to $2.4 million for the same period in 1998. Basic earnings per share were $0.74 for the six month period ended June 30, 1999, an increase of $0.27, or 57.5% per share, from $0.47 basic earnings per share for the same six month period of 1998. Diluted earnings per share were $0.71 for the six month period ended June 30, 1999, an increase of $0.28, or 65.1%, from $0.43 diluted earnings per share for the same six month period of 1998.

NET INTEREST INCOME

Net interest income for the second quarter of 1999 was $4.5 million, an increase of $272,000, or 6.4%, compared to $4.3 million for the second quarter of 1998. Interest income for the second quarter of 1999 was $11.7 million, a decrease of $786,000, or 6.3%, compared to $12.4 million for the second quarter of 1998. Interest income declined $572,000 due to a $32.2 million decrease in net average interest-earning assets from the second quarter of 1998 to the second quarter of 1999, principally due to interest-earning assets being used to fund deposit outflows and to purchase HMN's common stock under its stock repurchase program. Interest income decreased by $214,000 because the yield earned on interest-earning assets decreased from 7.21% for the quarter ended June 30, 1998 to 7.09% for the quarter ended June 30, 1999 primarily due to a decline in interest rates earned on securities and cash equivalents. Interest expense was $7.1 million for the second quarter of 1999, a decrease of $1.1 million, or 12.9%, compared to $8.2 million for the same quarter of 1998. Interest expense decreased by $660,000 due to a net outflow of $46.9 million in average outstanding deposits from the second quarter of 1998, compared to the second quarter of 1999. Interest expense increased by $224,000 due to an increase of $16.6 million in the average outstanding FHLB advances from the second quarter of 1998 to the second quarter of 1999. FHLB advances were used to replace a portion of the funds lost to deposit outflows. Interest expense decreased by $621,000 primarily due to lower interest rates being paid on customer deposits and advances from the FHLB. The average interest rate paid on average interest-bearing liabilities was 4.72% during the second quarter of 1999, compared to 5.17% for the second quarter of 1998. HMN's margin was 2.76% for the second quarter of 1999, an increase of 29 basis points, or 11.7%, from 2.47% for the second quarter of 1998.

Net interest income for the six month period ended June 30, 1999 was $9.0 million, an increase of $391,000, or 4.6%, compared to $8.6 million for the same six month period of 1998. Interest income for the six month period ended in 1999 was $23.3 million, a decrease of $1.3 million, or 5.2%, compared to $24.5 million for the same six month period of 1998. Interest income declined by $856,000 due to a $24.1 million decrease in net average interest-earning assets from the six month period ended in 1998 to the same period in 1999, principally due to interest-earning assets being used to fund deposit outflows and to purchase HMN's common stock under its stock repurchase program.
Interest income decreased by $428,000 because the yield earned on interest-earning assets for the six month period decreased from 7.24% at June 30, 1998 to 7.11% at June 30, 1999 primarily due to a decline in interest rates earned on securities and cash equivalents. Interest expense was $14.3 million for the six month period ended June 30, 1999, a decrease of $1.7 million, or 10.5%, compared to $16.0 million for the same six month period of 1998. Interest expense decreased by $1.3 million due to a net outflow of $45.7 million in the average outstanding balance of deposits from the six months ended June 30,
1998, compared to the same six month period of 1999.    Interest expense
increased by $763,000 due to an increase of $28.1 million in the average outstanding FHLB advances for the six months ended June 30, 1998, compared to the same six month period of 1999. FHLB advances were used to replace a portion of the funds lost to deposit outflows. Interest expense decreased by $1.1 million primarily due to lower interest rates being paid on customer deposits and advances from the FHLB. The average interest rate paid on average interest-bearing liabilities was 4.76% during the six month period ended June 30, 1999, compared to 5.19% for the same six month period of 1998. HMN's margin was 2.74% for the six month period ended June 30, 1999, an increase of 21 basis points, or 8.3%, from 2.53% for the same six month period of 1998.

PROVISION FOR LOAN LOSSES

*The provision for loan losses for the second quarters ended June 30, 1999 and 1998 were both $75,000. The provision for loan losses for the six months ended June 30, 1999 and 1998 were both $150,000. The provision is the result of management's evaluation of the loan portfolio, a historically low level of non-performing loans, minimal loan charge-off experience, and its assessment of the general economic conditions in the geographic area where properties securing the loan portfolio are located such as national and regional unemployment data, single family loan delinquencies as reported separately by the Federal National Mortgage Association (FNMA) and the Federal Home Loan Bank Mortgage Corporation (FHLMC), local single family construction permits and local economic growth rates. Management's evaluation of probable losses inherent in the loan portfolio did not reveal conditions that would cause it to increase the provision for loan losses during 1999 compared to 1998. HMN will continue to monitor its allowance for losses as these conditions dictate. Future economic conditions and other unknown factors will impact the need for future provisions for loan losses. As a result, no assurances can be given that increases in the allowance for loan losses will not be required during future periods.

A reconciliation of HMN's allowance for loan losses is summarized as follows:

                                 1999                  1998
                            ------------        --------------
Balance at January 1,    $    3,041,486             2,748,219
Provision                       150,000               150,000
Charge-offs                      (4,676)               (8,099)
Recoveries                          840                 1,576
                            -----------         -------------
Balance at June 30,      $    3,187,650             2,891,696
                            ===========         =============


* This paragraph contains a forward-looking statement(s). Refer to information regarding Forward-looking Information on page 25 of this discussion.

NON-INTEREST INCOME

Non-interest income for the second quarter of 1999 was $1.3 million, an increase of $814,000, or 156.9%, from $519,000 for the same quarter of 1998. The increase in non-interest income was principally due to a $1.3 million increase in earnings from limited partnership interests and an increase in the gain on the sale of loans of $233,000 which were partially offset by a $714,000 decline in net gain on the sale of securities. In the second quarter of 1998, HMN recognized a charge of $1.14 million as its proportionate share of an impairment reserve established on mortgage servicing assets from its investment in a limited partnership. During the second quarter of 1999, the number of single family mortgage loan refinancings declined primarily due to an increase in the interest rates charged on mortgage loans. The decline in single family loan refinancings caused the loan prepayment assumptions used to calculate the market value of mortgage servicing assets to decline which in turn caused the market value of mortgage servicing assets to increase. The increase in the market value allowed HMN to reverse, during the second quarter of 1999,
$382,000 of previously established impairment reserves.   Gain on the sale of
loans increased due to improved profitability on the sale of loans. During the second quarter of 1999 interest rates in general were increasing which reduced the opportunity to sell fixed rate securities at a gain.

Non-interest income for the six month period ended June 30, 1999 was $2.5 million, an increase of $370,000, or 17.2%, from $2.1 million for the same six month period of 1998. The increase in non-interest income was principally due to a $1.3 million increase in earnings from limited partnerships and an increase in gain on the sale of loans of $562,000, which were partially offset by a $1.5 million decline in the net gain from the sale of securities. During the first six months of 1998, HMN recognized a charge of $1.14 million as its proportionate share of an impairment reserve established on mortgage servicing assets from its investment in a limited partnership. During the first six months of 1999, the number of single family mortgage loan refinancings declined primarily due to an increase in the interest rates charged on mortgage loans. The decline in single family loan refinancings caused the loan prepayment assumptions used to calculate the market value of mortgage servicing assets to decline which in turn caused the market value of mortgage servicing assets to increase. The increase in the market value allowed HMN to reverse, during the six month period ended June 30, 1999, $497,000 of previously established
impairment reserves.   Gain on the sale of loans increased by $562,000 due to
improved profitability on the sale of loans. The net gain on the sale of securities for the six months ended June 30, 1999 was $163,000, a decline of $1.5 million from $1.63 million for the same six month period of 1998. During the first six months of 1999 interest rates in general were increasing which reduced the opportunity to sell fixed rate securities at a gain.

NON-INTEREST EXPENSE

Non-interest expense was $3.0 million for the second quarter of 1999, a decrease of $451,000, or 13.1%, from $3.4 million for the second quarter of 1998. Compensation and benefit expense decreased by $345,000, primarily due to reduced compensation and benefits paid as a result of work force reductions, commissions paid on declining loan production and a reduction in the stock allocation formula for employee stock ownership participants. Non-interest expense declined by $86,000 due to decreased amortization recorded on mortgage servicing assets and it decreased by $52,000 due to a change in HMN's advertising emphasis. Occupancy expense increased by $38,000, primarily due to the occupancy costs related to the new retail banking facility in Winona opening in December 1998.

Non-interest expense was $5.9 million for the six months ended June 30, 1999, a decrease of $739,000, or 11.1%, from $6.7 million for the same period of 1998. Compensation and benefit expense decreased by $768,000, primarily due to reduced compensation and benefits paid as a result of work force reductions, commissions paid on declining loan production and a reduction in the stock allocation formula for employee stock ownership participants. HMN changed its advertising emphasis on media and was able to reduce its advertising expense by $75,000. Occupancy expense increased by $93,000 primarily due to the occupancy costs related to new retail banking facilities located in Spring Valley and Winona. The Spring Valley location opened in late February of 1998 and the Winona location opened in December of 1998 so only a portion of the occupancy costs for Spring Valley and none of the occupancy costs for Winona were included in the occupancy costs for 1998, whereas a full six months of costs were included in the six month period ended June 30, 1999.

INCOME TAX EXPENSE

Income tax expense was $1.1 million for the second quarter of 1999, an increase of $932,000, from $784,000 for the second quarter of 1998. The increase is primarily due to an increase in taxable income between the two quarters.
Income tax expense was $3.3 million for the six month period ended June 30, 1999, an increase of $871,000, from $2.4 million for the same period in 1998. The increase is primarily due to an increase in taxable income between the two six month periods.

NON-PERFORMING ASSETS

The following table sets forth the amounts and categories of non-performing assets in the Bank's portfolio at June 30, 1999 and December 31, 1998.

                                      June 30,             December 31,
(DOLLARS IN THOUSANDS)                  1999                  1998
                                    -----------           --------------
Non-Accruing Loans
  One-to-four family real estate      $ 154                    317
  Nonresidential real estate              0                     73
  Consumer                              143                     86
                                       ----                   ----
  Total                                 297                    476
                                       ----                   ----
Accruing loans delinquent                 9                      0
days or more                            421                    312
                                       ----                   ----
Foreclosed Assets
Real estate:
One-to-four family                       16                     18
                                       ----                   ----
   Total non-performing assets        $ 734                  $ 806
                                       ====                   ====
Total as a percentage of total
  assets                               0.11%                  0.12%
                                       ====                   ====
Total non-performing loans            $ 718                  $ 788
                                       ====                   ====
Total as a percentage of total
   loans receivable, net               0.16%                  0.18%
                                       ====                   ====

Total non-performing assets at June 30, 1999 were $734,000, a decrease of $72,000, from $806,000 at December 31, 1998. Non-accruing loans decreased by $179,000, primarily related to one-to-four family real estate loans being transferred to accruing loan status, nonresidential real estate being brought current on late payments, and a net increase of $57,000 in non-accruing consumer debt.

DIVIDENDS

During 1998 and 1999 HMN declared and paid dividends as follows:
                        Payable            Dividend
     Record date        date               per share    Dividend Payout Ratio
     ----------------   ---------------   -----------   ---------------------
     May 27, 1998       June 12, 1998        $0.06             21.4 %
     August 27, 1998    September 10, 1998   $0.06             42.9
     December 1, 1998   December 15, 1998    $0.06            (66.7)
     February 24, 1999  March 10, 1999       $0.08             21.6
     May 26, 1999       June 10, 1999        $0.08             23.5

On July 20, 1999 HMN's Board of Directors announced a cash dividend of $0.08 per share, payable on September 9, 1999 to stockholders of record on August 25, 1999. The annualized dividend payout ratio for the past four quarters was 30.3%. The dividend payout ratio is calculated by dividing dividends per share by diluted earnings per share.

The declaration of dividends are subject to, among other things, HMN's financial condition and results of operations, the Bank's compliance with its regulatory capital requirements, including the fully phased-in capital requirements, tax considerations, industry standards, economic conditions, regulatory restrictions, general business practices and other factors.

LIQUIDITY

For the six month period ended June 30, 1999, the net cash provided by operating activities was $40.4 million. HMN collected $10.9 million from the sale of securities; it collected $51.6 million in principal repayments or on the maturity of securities during the period. HMN also collected $216,000 on the sale of loans receivable during the period. It purchased $57.0 million of securities, funded a net increase in loans receivable of $39.3 million, and purchased premises and equipment of $562,000. HMN had a net deposit outflow of $17.6 million, additional net borrowing from the FHLB of $7.0 million and borrowed $2.5 million from other sources. HMN paid $3.0 million to purchase 234,500 shares of its own common stock during the first six months of 1999 and it paid $717,000 in dividends to its stockholders.

*HMN has certificates of deposits with outstanding balances of $183.2 million that come due over the next 12 months. Based upon past experience management anticipates that the majority of the deposits will renew for another term. HMN believes that deposits which do not renew will be replaced with deposits from other customers, or funded with advances from the FHLB, or will be funded through the sale of securities. Management does not anticipate that it will have a liquidity problem due to maturing deposits.

*HMN has $24.0 million of FHLB advances which mature over the next 12 months and $14.0 million of FHLB advances which mature in 2001 but have call features which can be exercised by the FHLB on a semiannual basis starting in August or September of 1999. If the call features are exercised HMN has the option of requesting any advance otherwise available to it pursuant to the Credit Policy of the FHLB. Since HMN has the ability to request another advance to replace the advance that is being called, management does not anticipate that it will have a liquidity problem due to advances maturing or being called by the FHLB during the next 12 month period.


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

*HMN utilizes a model which uses the discounted cash flows from its interest-earning assets and its interest-bearing liabilities to calculate the current market value of those assets and liabilities. The model also calculates the changes in market value of the interest-earning assets and interest-bearing liabilities due to different interest rate changes. HMN believes that over the next twelve months interest rates could conceivably fluctuate in a range of 200 basis points up or down from where the rates were at June 30, 1999. HMN does not have a trading portfolio. The following table discloses the projected changes in market value to HMN's interest-earning assets and interest-bearing liabilities based upon incremental 100 basis point changes in interest rates from interest rates in effect on June 30, 1999.

* This paragraph contains a forward-looking statement(s). Refer to information regarding Forward-looking Information on page 25 of this discussion.


------------------------------------------------------------------------------
Other than trading portfolio                 Market Value

(Dollars in thousands)
Basis point change in
interest rates                  -200     -100       0      +100     +200
------------------------------------------------------------------------------
Cash equivalents            $   9,549    9,542    9,534    9,526    9,518
Securities available for sale:
  Fixed-rate CMOs              20,389   20,470   20,248   19,820   19,344
  Variable-rate CMOs           86,926   89,079   88,202   85,534   82,212
  Fixed-rate available for
   sale mortgage-backed
   and related securities       2,004    1,971    1,932    1,884    1,828
  Variable-rate available for
   sale mortgage-backed and
   related securities              72       70       68       67       66
  Fixed-rate available for sale
    other marketable securities87,429   85,310   82,937   79,399   76,152
  Variable-rate available for
   sale other marketable
   securities                   1,662    1,660    1,658    1,655    1,653
Fixed-rate loans held for sale  6,730    6,725    6,719    6,714    6,708
Loans receivable, net:
  Fixed-rate real
   estate loans               294,525  289,787  282,121  272,977  263,662
  Variable-rate real estate
   loans                      122,861  120,971  118,251  114,694  110,486
  Fixed-rate other loans       32,592   32,042   31,373   30,627   29,947
  Variable-rate other loans    24,510   23,978   23,943   23,921   23,898
Mortgage servicing rights, net    343      686    1,056    1,211    1,332
Investment in limited
  partnerships                    721    1,169    2,792    6,618    7,942
                              -------- -------  -------   ------  -------
Total market risk sensitive
  assets                      690,313  683,460  670,834  654,647  634,748
                              -------- -------  -------  -------  -------
NOW deposits                   32,054   32,028   32,001   31,975   31,948
Passbook deposits              34,892   33,434   32,093   30,855   29,710
Money market deposits          30,337   29,074   27,912   26,840   25,847
Certificate deposits          323,920  320,192  316,552  312,997  309,525
Fixed-rate Federal Home
  Loan Bank advances          173,721  165,257  159,858  155,310  150,921
Variable-rate Federal Home
 Loan Bank advances            31,070   31,045   31,019   30,994   30,968
                              -------  -------  -------  -------  -------
Total market risk sensitive
 liabilities                  625,994  611,030  599,435  588,971  578,919
                              -------  -------  -------  -------  -------
Off-balance sheet
  financial instruments:
Commitments to extend credit       57       56       55       53       51
                              -------  -------  -------  -------  -------
Net market risk             $  64,376   72,486   71,454   65,729   55,880
                              =======  =======  =======  =======  =======
Percentage change from
  current market value          (9.91)%  (1.44)%   0.00%   (8.01)% (21.80)%
                              =======  =======  =======  =======  =======

The preceding table was prepared utilizing the following assumptions (the "Model Assumptions") regarding prepayment and decay ratios which were determined by management based upon their review of historical prepayment speeds and future prepayment projections. Fixed rate loans were assumed to prepay at annual rates of between 8% to 45%, depending on the coupon and period to maturity. Adjustable rate mortgages ("ARMs") were assumed to prepay at annual rates of between 10% and 32%, depending on coupon and the period to maturity. Growing Equity Mortgage (GEM) loans were assumed to prepay at annual rates of between 18% and 55% depending on the coupon and the period to maturity. Mortgage-backed securities and Collateralized Mortgage Obligations
(CMOs) were projected to have prepayments based upon the underlying collateral securing the instrument and the related cash flow priority of the CMO tranche owned. Certificate accounts were assumed not to be withdrawn until maturity. Passbook and money market accounts were assumed to decay at an annual rate of 20%. FHLB advances were projected to be called at the first call date where the projected interest rate on similar remaining term advances exceeded the interest rate on HMN's callable advance.

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

ASSET/LIABILITY MANAGEMENT

*HMN's management reviews the impact that changing interest rates will have on its net interest income projected for the twelve months following June 30, 1999 to determine if its current level of interest rate risk is acceptable. The following table projects the estimated annual impact on net interest income of immediate interest rate changes called rate shocks.

      Rate Shock    Net Interest    Percentage
    in Basis Points    Income          Change
   ---------------   -----------    -----------
        +200        $ 21,595           6.68%
        +100          20,999           3.74%
           0          20,242           0.00%
        -100          19,406          -4.13%
        -200          18,275          -9.72%

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

*The following table sets forth the interest rate sensitivity of HMN's assets and liabilities at June 30, 1999, using certain assumptions that are described in more detail below:



--------------------------------------------------------------------------

                                Maturing or Repricing
                         -------------------------------------------------
                                      Over 6
                          6 Months   Months to    Over 1-3   Over 3-5
(DOLLARS IN THOUSANDS)     or Less   One Year       Years      Years
--------------------------------------------------------------------------
Cash equivalents          $  9,543        0            0          0
Securities available
  for sale:
   Mortgage-backed and
    related securities<F1> 100,869    4,012        2,654        700
   Other marketable
     securities              8,995    3,416       27,739     20,764
Loans held for sale, net     6,722        0            0          0
Loans receivable, net<F1><F2>
   Fixed rate one-to-
    four family             27,233   24,472       75,164     48,583
   Adjustable rate
     one-to-four family     20,851   13,508       26,334     34,992
   Multi family              6,511      342        1,525        440
   Fixed rate commercial
    real estate              3,589    2,037        6,306      3,919
   Adjustable rate commercial
      real estate            5,884    2,102        2,759      3,368
   Commercial business       4,527    1,610        4,679      2,223
   Consumer loans           24,123    2,097        6,144      3,214
Federal Home Loan Bank stock     0        0            0          0
                           -------   ------      -------    -------
      Total interest-earning
       assets              218,847   53,596      153,304    118,203
                           -------   ------      -------    -------
Non-interest checking        8,008        0            0          0
NOW accounts                24,084        0            0          0
Passbooks                    3,605    3,605       10,383      6,645
Money market accounts        3,149    3,149        9,071      5,805
Certificates               118,068   65,118      103,160     28,815
Federal Home Loan Bank
  advances                  31,000   14,000       31,000    116,400
                           -------   ------      -------    -------
      Total interest-
      bearing liabilities  187,914   85,872      153,614    157,665
                           -------   ------      -------    -------
Interest-earning assets less
   interest-bearing
   liabilities           $  30,933  (32,276)        (310)   (39,462)
                           =======   ======      =======    =======

Cumulative interest-rate
   sensitivity gap       $  30,933   (1,343)      (1,653)   (41,115)
                           =======   ======      =======    =======
Cumulative interest-rate
  gap as a percentage of
  total assets at
  June 30, 1999               4.55%   (0.20)%      (0.24)%    (6.05)%
                           =======   ======      =======    =======








                               Over 5            No Stated
(DOLLARS IN THOUSANDS)         Years              Maturity           Total
--------------------------------------------------------------------------
Cash equivalents             $     0                     0           9,543
Securities available for sale:
   Mortgage-backed and
      related securities<F1>   3,467                     0         111,702
   Other marketable
    securities                 5,533                 8,587          75,034
Loans held for sale, net           0                     0           6,722
Loans receivable, net<F1><F2>
   Fixed rate one-to-four
    family                    78,181                     0         253,633
   Adjustable rate
     one-to-four family          228                     0          95,913
   Multi family                  500                     0           9,318
   Fixed rate commercial real
     estate                    6,034                     0          21,885
   Adjustable rate commercial
      real estate                  0                     0          14,113
   Commercial business         2,957                     0          15,996
   Consumer loans              3,421                     0          38,999
Federal Home Loan Bank stock       0                 9,838           9,838
                             -------                -------        -------
      Total interest-earning
       assets                100,321                18,425         662,696
                             -------                -------        -------
Non-interest checking              0                     0           8,008
NOW accounts                       0                     0          24,084
Passbooks                     11,816                     0          36,054
Money market accounts         10,320                     0          31,494
Certificates                   1,392                     0         316,553
Federal Home Loan Bank
  advances                         0                     0         192,400
                             -------                ------         -------
      Total interest-bearing
       liabilities            23,528                     0         608,593
                             -------                ------         -------
Interest-earning assets less
   interest-bearing
    liabilities            $  76,793                18,425          54,103
                             =======                ======         =======
Cumulative interest-rate
   sensitivity gap         $  35,678                58,103          54,103
                             =======                ======         =======
Cumulative interest-rate
   gap as a percentage of
   total assets at
   June 30, 1999                5.25 %                7.96 %          7.96 %
                             =======                =======         ======

<F1>Schedule prepared based upon the earlier of contactural maturity or repricing date, if applicable, adjusted for scheduled repayments of principal and projected prepayments of principal based upon experience.
<F2>Loans receivable are presented net of loans in process and deferred loan fees.

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

YEAR 2000

HMN has been actively engaged in managing the Year 2000 (Y2K) project since September of 1997. HMN's management has consistently met the completion deadlines for various phases of the project that were established by the Federal Financial Institutions Examination Council (FFIEC) guidelines.

HMN has an extensive business recovery plan that addresses the procedures that would be implemented in the event of certain types of disasters. A Y2K Contingency Plan (the Plan) was developed by the Y2K Committee to document how HMN would respond to the unique aspects of possible Y2K disruptions. The Plan focuses on the core business processes of HMN and the systems that support those processes in accordance with the FFIEC guidelines.

*In developing the Plan HMN inventoried its computer hardware, computer software, third party vendors and its other non-computer equipment and assessed whether the items were Y2K compliant. All non-compliant hardware was replaced in either 1998 or 1999 at an aggregate cost of $102,000. The computer software inventory indicated that certain programs were not compliant. Those software programs were replaced during 1998 and 1999 at an aggregate cost of $80,000. HMN has also tested computer software to determine that the software was Y2K compliant. The assessment of non-computer equipment for Y2K compliance indicated that HMN did not have any significant issues in this area.

*The majority of the Bank's loan and deposit data is supported by a third party data processing center. Other third party providers support the automated teller machines owned by the Bank and process the check clearings for the Bank's negotiable order of withdrawal accounts ('checking accounts'). The Bank is also reliant upon the Federal Home Loan Bank of Des Moines and the Federal Reserve System to properly and efficiently conduct its business. Notwithstanding the Bank's efforts, the failure of any of these third party vendors to address their Y2K issues in a timely fashion may have an adverse effect on the Bank's ability to conduct its business and/or process its customers' transactions. The Bank's Y2K Committee has worked very closely with its data processing center to ascertain that their software applications and hardware will be Y2K compliant. The Y2K Committee is also monitoring the progress that other key third party providers are making toward becoming Y2K compliant. The Y2K Committee is not aware that either the data processing center or any other key third party providers to the Bank will have issues related to Y2K that will have an adverse effect on the Bank's ability to conduct its business.

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

     PROVISION FOR LOAN LOSSES
     The provision for loan losses for the second quarters ended June 30, 1999 and 1998 were both $75,000. The provision for loan losses for the six months ended June 30, 1999 and 1998 were both $150,000. The provision is the result of management's evaluation of the loan portfolio, a historically low level of non-performing loans, minimal loan charge-off experience, and its assessment of the general economic conditions in the geographic area where properties securing the loan portfolio are located such as national and regional unemployment data, single family loan delinquencies as reported separately by the Federal National Mortgage Association (FNMA) and the Federal Home Loan Bank Mortgage Corporation (FHLMC), local single family construction permits and local economic growth rates. Management's evaluation of probable losses inherent in the loan portfolio did not reveal conditions that would cause it to increase the provision for loan losses during 1999 compared to 1998. HMN will continue to monitor its allowance for losses as these conditions dictate. Future economic conditions and other unknown factors will impact the need for future provisions for loan losses. As a result, no assurances can be given that increases in the allowance for loan losses will not be required during future periods.

     LIQUIDITY
     HMN has certificates of deposits with outstanding balances of $183.2 million that come due over the next 12 months. Based upon past experience management anticipates that the majority of the deposits will renew for another term. HMN believes that deposits which do not renew will be replaced with deposits from other customers, or funded with advances from the FHLB, or will be funded through the sale of securities. Management does not anticipate that it will have a liquidity problem due to maturing deposits.

     Competitive pricing by other institutions, the desire of a competitor to pay interest rates on deposits that are above the current rates paid by HMN, or the desire by customers to put more of their funds into nontraditional bank products such as stocks and bonds could be circumstances that would cause the maturing certificates to become a liquidity problem.

     HMN has $24.0 million of FHLB advances which mature over the next 12 months and $14.0 million of FHLB advances which mature in 2001 but have call features which can be exercised by the FHLB on a semiannual basis starting in August or September of 1999. If the call features are exercised HMN has the option of requesting any advance otherwise available to it pursuant to the Credit Policy of the FHLB. Since HMN has the ability to request another advance to replace the advance that is being called, management does not anticipate that it will have a liquidity problem due to advances maturing or being called by the FHLB during the next 12 month period.

     If circumstances exist which cause the maturing certificates of deposit to become a liquidity problem then the advances which mature and or the advances that would be called by the FHLB would also become a liquidity problem.

     MARKET RISK
     HMN utilizes a model which uses the discounted cash flows from its interest-earning assets and its interest-bearing liabilities to calculate the current market value of those assets and liabilities. The model also calculates the changes in market value of the interest-earning assets and interest-bearing liabilities due to different interest rate changes. HMN believes that over the next twelve months interest rates could conceivably fluctuate in a range of 200 basis points up or down from where the rates were at June 30, 1999. HMN does not have a trading portfolio. The following table discloses the projected changes in market value to HMN's interest-earning assets and interest-bearing liabilities based upon incremental 100 basis point changes in interest rates from interest rates in effect on June 30, 1999.

     Interest rates could fluctuate in a range of more than 200 basis points up or down from where the rates were on June 30, 1999 due to the influence of many unforeseen factors not now known to HMN's management.

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

     ASSET/LIABILITY MANAGEMENT
     HMN's management reviews the impact that changing interest rates will have on its net interest income projected for the twelve months following June 30, 1999 to determine if its current level of interest rate risk is acceptable. HMN's actual net interest income caused by interest rate changes may differ from the amounts reflected in the table in the Asset/Liability section which projects the estimated impact on net interest income of immediate interest rate changes called rate shocks.

     The following (Maturing or Repricing) table sets forth the interest rate risk sensitivity of HMN's assets and liabilities at June 30, 1999 using certain assumptions that are described in more detail below. HMN's actual maturing and repricing results of its interest-earning assets and interest-bearing liabilities may differ from the amounts reflected in the gap table.

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


     YEAR 2000
     In developing the Plan HMN inventoried its computer hardware, computer software, third party vendors and its other non-computer equipment and assessed whether the items were Y2K compliant. All non-compliant hardware was replaced in either 1998 or 1999 at an aggregate cost of $102,000. The computer software inventory indicated that certain programs were not compliant. Those software programs were replaced during 1998 and 1999 at
     an aggregate cost of $80,000.   HMN has also tested computer software to
     determine that the software was Y2K compliant. The assessment of non-computer equipment for Y2K compliance indicated that HMN did not have any significant issues in this area.

     The majority of the Bank's loan and deposit data is supported by a third party data processing center. Other third party providers support the automated teller machines owned by the Bank and process the check clearings for the Bank's negotiable order of withdrawal accounts ('checking accounts'). The Bank is also reliant upon the Federal Home Loan Bank of Des Moines and the Federal Reserve System to properly and efficiently conduct its business. Notwithstanding the Bank's efforts, the failure of any of these third party vendors to address their Y2K issues in a timely fashion may have an adverse effect on the Bank's ability to conduct its business and/or process its customers' transactions. The Bank's Y2K Committee has worked very closely with its data processing center to ascertain that their software applications and hardware will be Y2K compliant. The Y2K Committee is also monitoring the progress that other key third party providers are making toward becoming Y2K compliant. The Y2K Committee is not aware that either the data processing center or any other key third party providers to the Bank will have issues related to Y2K that will have an adverse effect on the Bank's ability to conduct its business.

     While HMN has inventoried and assessed its hardware, software and other non computer equipment other unforeseen issues may come to light in the future with the above mentioned items that would cause HMN to incur additional costs in order to become Y2K compliant.

     While HMN has identified and assessed the Y2K risks related to each of its major third party vendors and providers, it is monitoring their activities related to becoming Y2K compliant. It is still possible that the vendors and providers may not be Y2K compliant and the Plan that HMN has developed would not have anticipated the problem. An example of this situation would be if all the telephone communication lines became inoperative because of a Y2K issue on September 9, 1999, the Bank would not be able to process its daily activity and servicing its customers would be difficult without the communication lines for any extended period of time. It would be difficult to have a contingency plan that would allow the Bank to conduct its business without using the communication lines to transmit its business activity.

                               HMN FINANCIAL, INC.

                           PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings.

          None.

ITEM 2.   Changes in Securities.

          Not applicable

ITEM 3.   Defaults Upon Senior Securities.

          Not applicable.

ITEM 4.   Submission of Matters to a Vote of Security Holders.

          The Annual Meeting of Stockholders of the Company was held on April 27, 1999 at 10:00 a.m..

          The following is a record of the votes cast in the election of directors of the Company:


                                    FOR          VOTE WITHHELD
                                  ----------     --------------
          Term expiring in 2000:
          Michael McNeil         4,677,368         94,331

          Term expiring in 2001:
          Richard J. Ziebell     4,686,696         85,003

          Term expiring in 2001:
          James B. Gardner       4,621,964        149,690

          Timothy R. Geisler     4,681,701         89,998

          Allan R. DeBoer        4,686,509         85,190

          Accordingly, the individuals named above were declared to be duly elected directors of the Company for terms to expire as stated above.

          The following is a record of the votes cast in respect of the proposal to ratify the appointment of KPMG LLP as the Company's auditors for the fiscal year ending December 31, 1999.
                            NUMBER       PERCENTAGE OF VOTES
                           OF VOTES         ACTUALLY CAST
                          -------------   ----------------

          FOR            4,703,896           98.58%

          AGAINST           31,137             .65%

          ABSTAIN           36,666             .77%

          BROKER
          NON-VOTES             --               0%

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

                                   HMN FINANCIAL, INC.
                                   Registrant


Date:       8/13/99                  /s/ Roger P. Weise
       -----------------------     --------------------------------
                                   Roger P. Weise,
                                   Chairman, President and
                                   Chief Executive Officer
                                   (Duly Authorized Officer)


Date:       8/13/99                 /s/ James B. Gardner
       -----------------------     --------------------------------
                                   James B. Gardner,
                                   Executive Vice President
                                   (Principal Financial Officer)

                               HMN FINANCIAL, INC.
                                INDEX TO EXHIBITS
                                 FOR FORM 10-Q
                                                                Sequential
                                                 Reference    Page Numbering
                                                 to Prior      Where Attached
                                                 Filing or      Exhibits Are
                                                  Exhibit         Located
                                                  Number          In This
Regulation S-K                                   Attached         Form 10-Q
Exhibit Number          Document                  Hereto           Report
--------------   -----------------------       -------------    ------------


  3.1          Amended and Restated Articles
                 of Incorporation                 *1                N/A

  3.2          Amended and Restated By-laws       *2                N/A

  4            Form of Common Stock Certificate   *3                N/A

10.1           Extension of Employment Agreement  10.1     Filed electronically
               for Roger P. Weise dated
               May 25, 1999

10.2           Extension of Employment Agreement  10.2     Filed electronically
               for James B. Gardner dated
               May 25, 1999

  11           Computation of Earnings Per
                Common Share                      11       Filed electronically

  27           Financial Data Schedule            27       Filed electronically


*1 Incorporated by reference to the same numbered exhibit to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1998 (File No. 0-24100).

*2 Incorporated by reference to the same numbered exhibit to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997 (File No. 0-24100).

*3 Incorporated by reference to the same numbered exhibit to the Company's Registration Statement on Form S-1 dated
April 1, 1994 (File No. 33-77212).