Form 10-Q
period 1999-09-30
HMN FINANCIAL INC
filed 1999-11-15
CIK 921183

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
             -----------------------------------------------------


                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15 (d) FOR THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to _________

                         Commission File Number 0-24100

                                 HMN FINANCIAL, INC.
           -------------------------------------------------------------

             (Exact name of Registrant as specified in its Charter)

          Delaware                                  41-1777397
 -------------------------------                  ---------------
(State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)            Identification Number)

 101 North Broadway, Spring Valley, Minnesota      55975-0231
----------------------------------------------     ----------
   (Address of principal executive offices)         (ZIP Code)

Registrant's telephone number, including area  code:     (507) 346-1100
                                                      --------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  (X)  No (  )

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

            Class                    Outstanding at November 5 , 1999
-------------------------------      --------------------------------
Common stock, $0.01 par value                     4,923,527

                               HMN FINANCIAL, INC.

                                    CONTENTS

PART I - FINANCIAL INFORMATION
                                                                         Page
                                                                         ----
Item 1:   Financial Statements (unaudited)

          Consolidated Balance Sheets at
          September 30, 1999 and December 31, 1998                          3

          Consolidated Statements of Income for the
          Three Months Ended and Nine Months Ended
          September 30, 1999 and 1998                                       4

          Consolidated Statements of Comprehensive Income for the
          Three Months and Nine Months Ended September 30, 1999 and 1998    5

          Consolidated Statement of Stockholders' Equity
          for the Nine Month Period Ended September 30, 1999                5

          Consolidated Statements of Cash Flows for
          the Nine Months Ended September 30, 1999 and 1998                6-7

          Notes to Consolidated Financial Statements                        8

Item 2:   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               16

Item 3:   Quantitative and Qualitative Disclosures about Market Risk
          Discussion included in Item 2 under Market Risk                   21

PART II - OTHER INFORMATION

Item 1:   Legal Proceedings                                                 29

Item 2:   Changes in Securities                                             29

Item 3:   Defaults Upon Senior Securities                                   29

Item 4:   Submission of Matters to a Vote of Security Holders               29

Item 5:   Other Information                                                 29

Item 6:   Exhibits and Reports on Form 8-K                                  29

Signatures                                                                  30
                                    2

PART I - FINANCIAL STATEMENTS

                      HMN FINANCIAL, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (unaudited)


                  ASSETS                        September 30,      December 31,
                                                     1999              1998
                                               ---------------   --------------
Cash and cash equivalents                       $  6,530,090        20,960,957
Securities available for sale:
   Mortgage-backed and related securities
     (amortized cost $106,920,399 and
      $144,320,926)                              105,227,647       143,146,165
   Other marketable securities
     (amortized cost $81,785,937 and
      $38,657,193)                                78,811,596        38,478,623
                                               ---------------   -------------
                                                 184,039,243       181,624,788
                                               ---------------   -------------

Loans held for sale

                                                   4,991,440        13,094,528
Loans receivable, net                            458,103,984       447,455,052
Accrued interest receivable                        3,870,249         3,952,763
Federal Home Loan Bank stock, at cost             10,620,000         9,837,900
Mortgage servicing rights, net                     1,090,097         1,005,693
Real estate, net                                           0            10,602
Premises and equipment, net                        8,558,032         8,382,136
Investment in limited partnerships                 2,761,016         2,437,246
Goodwill                                           4,206,006         4,341,033
Core deposit intangible                            1,084,913         1,259,245
Prepaid expenses and other assets                    830,345           295,829
Deferred tax assets                                  842,726                 0
                                               -------------     -------------
      Total assets                             $ 687,528,141       694,657,772
                                               =============     =============

Liabilities and Stockholders' Equity
Deposits                                       $ 404,555,026       433,868,907
Federal Home Loan Bank advances                  211,900,000       185,400,000
Other borrowed money                                       0         2,500,000
Accrued interest payable                           1,535,217         1,086,013
Advance payments by borrowers for taxes
 and insurance                                       856,332           657,089
Accrued expenses and other liabilities             2,934,592         2,700,424
                                               -------------     -------------
      Total liabilities                          621,781,167       626,212,433
                                               -------------     -------------
Commitments and contingencies
Stockholders' equity:
   Serial preferred stock: authorized
     500,000 shares; issued and outstanding none           0                 0
   Common stock ($.01 par value): authorized
      11,000,000; issued shares 9,128,662             91,287            91,287
   Additional paid-in capital                     59,662,969        59,739,020
   Retained earnings, subject to certain
    restrictions                                  67,183,853        63,424,378
   Accumulated other comprehensive income (loss)  (2,868,974)         (837,838)
   Unearned employee stock ownership plan shares  (5,560,181)       (5,705,152)
   Unearned compensation restricted stock awards    (137,230)         (276,867)
   Treasury stock, at cost 4,195,908 and
     3,835,058 shares                            (52,624,750)      (47,989,489)
                                               -------------     -------------
      Total stockholders' equity                  65,746,974        68,445,339
                                               -------------     -------------
    Total liabilities and stockholders' equity $ 687,528,141       694,657,772
                                               =============     =============


See accompanying notes to consolidated financial statements.

                    HMN FINANCIAL, INC. AND SUBSIDIARIES
                       Consolidated Statements of Income
                                   (unaudited)

                                 Three Months Ended      Nine Months Ended
                                     September 30,          September 30,
                                1999           1998       1999        1998
                             ------------------------- -----------------------
Interest Income:
 Loans receivable          $8,763,166   8,905,981   26,170,227   26,346,061
 Securities available
  for sale:
   Mortgage-backed and
    related                 1,629,729   2,188,930    5,254,159    6,566,267
   Other marketable         1,243,901     952,855    3,039,680    3,138,830
 Cash equivalents              34,826      90,067      166,057      362,014
 Other                        163,131     158,825      468,038      430,383
                           ----------  ----------   ----------   ----------
    Total interest income  11,834,753  12,296,658   35,098,161   36,843,555
                           ----------  ----------   ----------   ----------
Interest expense:
 Deposits                   4,423,942   5,613,824   13,567,222   17,038,627
 Federal Home Loan Bank
  advances                  2,811,197   2,625,181    7,949,955    7,164,278
 Other borrowed money               0           0        7,207            0
                           ----------  ----------   ----------   ----------
    Total interest expense  7,235,139   8,239,005   21,524,384   24,202,905
                           ----------  ----------   ----------   ----------
         Net interest income4,599,614   4,057,653   13,573,777   12,640,650
Provision for loan losses      45,000      85,000      195,000      235,000
                           ----------  ----------   ----------   ----------
         Net interest income
          after provision
           for loan losses  4,554,614   3,972,653   13,378,777   12,405,650
                           ----------  ----------   ----------   ----------
Non-interest income:
 Fees and service charges     246,200     127,220      565,197      405,596
 Mortgage servicing fees       94,180     127,113      270,888      340,082
 Securities gains (losses),
   net                        (14,685)    348,025      148,085    1,982,104
 Gain on sales of loans       358,073     518,570    1,637,747    1,236,706
 Earnings (loss) in limited
  partnerships                (29,297) (2,676,458)     333,297   (3,614,071)
 Other                        166,592     128,341      384,916      403,265
                           ----------  ----------   ----------   ----------
    Total non-interest
      income (loss)           821,063  (1,427,189)   3,340,130      753,682
                           ----------  ----------   ----------   ----------
Non-interest expense:
 Compensation and benefits  1,539,214   1,581,907    4,503,030    5,314,221
 Occupancy                    423,182     361,191    1,239,249    1,083,951
 Federal deposit insurance
   premiums                    72,608      72,608      217,824      219,047
 Advertising                   73,386     124,067      227,227      353,020
 Data processing              173,344     167,003      534,892      505,561
 Amortization of mortgage
  servicing rights, net of
   valuation adjustments
   and servicing costs         92,254     414,089      409,233      690,651
 Other                        596,829     515,839    1,764,845    1,766,736
                           ----------  ----------   ----------   ----------
Total non-interest
     expense                2,970,817   3,236,704    8,896,300    9,933,187
                           ----------  ----------   ----------   ----------
    Income (loss) before
     income tax expense     2,404,860    (691,240)   7,822,607    3,226,145
Income tax expense (benefit)  909,900    (257,000)   3,009,300    1,213,000
                           ----------  ----------   ----------   ----------
    Net income (loss)     $ 1,494,960    (434,240)   4,813,307    2,013,145
                           ==========  ==========   ==========   ==========
Basic earnings (loss)
  per share                     $0.35       (0.09)        1.09         0.40
                           ==========  ==========   ==========   ==========
Diluted earnings (loss)
  per share                     $0.33       (0.09)        1.05         0.37
                           ==========  ==========   ==========   ==========


See accompanying notes to consolidated financial statements.

                      HMN FINANCIAL, INC. AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
                                   (unaudited)

                                       Three Months Ended September 30,
                                        1999                     1998
                                ---------------------   -----------------------
Net income (loss)             $            1,494,960                  (434,240)
Other comprehensive income,
 net of tax:
  Unrealized gains (losses)
   on securities:
    Unrealized holding gains
     (losses) arising during
      period                     (790,608)              (1,063,613)
    Less: reclassification
     adjustment for gains (losses)
     included in net income        (9,027)                 213,939
                                ---------                ---------

Other comprehensive income
 (loss)                                     (781,581)               (1,277,552)
                                            ---------                ---------
Comprehensive income (loss)   $              713,379                (1,711,792)
                                            =========                =========


                                         Nine Months Ended September 30,
                                         1999                      1998
                               -----------------------    ---------------------
Net income (loss)             $            4,813,307                 2,013,145
Other comprehensive income,
  net of tax:
   Unrealized gains (losses)
    on securities:
     Unrealized holding gains
     (losses) arising during
      period                   (1,940,105)                (314,587)
    Less: reclassification
     adjustment for gains
     included in net income        91,031                1,218,447
                               -----------              ----------
Other comprehensive income (loss)         (2,031,136)               (1,533,034)
                                          ----------                 ---------
Comprehensive income (loss)   $            2,782,171                   480,111
                                          ==========                 =========

See accompanying notes to consolidated financial statements.



                      HMN FINANCIAL, INC. AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity
               For the Nine Month Period Ended September 30, 1999
                                   (unaudited)

                                                               Accumulated
                                     Additional                   Other
                          Common      Paid-In     Retained    Comprehensive
                          Stock       Capital     Earnings     Income (Loss)
                      --------------------------------------------------------
Balance,
December 31, 1998      $  91,287    59,739,020    63,424,378     (837,838)
 Net income                                        4,813,307
 Treasury stock purchases
 Other comprehensive income
   (loss)                                                      (2,031,136)
 Tax benefits of restricted
   stock awards                         26,743
 Employee stock options
   exercised                          (163,455)
 Tax benefit of exercised
   stock options                        11,929
 Amortization of restricted
   stock  awards
 Restricted stock awards
   cancelled
 Dividends paid                                  (1,053,832)
 Earned employee stock
   ownership plan shares                48,732
                        ---------  -----------   ----------   -----------
Balance,
 September 30, 1999    $  91,287    59,662,969   67,183,853    (2,868,974)
                        =========  ===========   ==========   ===========


                         Unearned
                         Employee
                          Stock      Unearned
                        Ownership  Compensation                    Total
                           Plan     Restricted      Treasury    Stockholders'
                          Shares   Stock Awards      Stock         Equity
                      --------------------------------------------------------
Balance,
December 31, 1998      $ (5,705,152)  (276,867)   (47,989,489)   68,445,339
 Net income                                                       4,813,307
 Treasury stock purchases                          (5,037,630)   (5,037,630)
 Other comprehensive income
   (loss)                                                        (2,031,136)
 Tax benefits of restricted
   stock awards                                                      26,743
 Employee stock options
   exercised                                          411,898       248,443
 Tax benefit of exercised
   stock options                                                     11,929
 Amortization of restricted
   stock  awards                       130,108                      130,108
 Restricted stock awards
   cancelled                             9,529         (9,529)            0
 Dividends paid                                                  (1,053,832)
 Earned employee stock
   ownership plan shares    144,971                                 193,703
                        -----------   --------    -----------    ----------
Balance,
September 30, 1999     $ (5,560,181)  (137,230)   (52,624,750)   65,746,974
                        ===========   ========    ===========    ==========

See accompanying notes to consolidated financial statements.

                      HMN FINANCIAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (unaudited)


                                                       Nine Months Ended
                                                         September 30,
                                                     1999             1998
                                              ---------------------------------

Cash flows from operating activities:
   Net income                                  $  4,813,307         2,013,145
   Adjustments to reconcile net income to
    cash provided by operating activities:
     Provision for loan losses                      195,000           235,000
     Depreciation                                   573,285           455,195
     Amortization of (discounts) premiums, net       28,484           (99,108)
     Amortization of deferred loan fees            (523,090)         (469,874)
     Amortization of goodwill                       135,027           135,477
     Amortization of core deposit intangible        174,332           215,271
     Amortization of other purchase accounting
       adjustments                                   30,433           582,961
     Amortization of mortgage servicing rights
       and net valuation adjustments                377,514           642,457
     Capitalized mortgage servicing rights         (461,919)         (188,977)
     Increase (decrease) in deferred income taxes  (228,099)          255,000
     Securities gains, net                         (148,085)       (1,982,104)
     Gain on sales of real estate                         0           (21,777)
     Gain on sales of loans                      (1,637,747)       (1,236,706)
     Proceeds from sale of loans held for sale  150,721,591       108,788,891
     Disbursements on loans held for sale      (138,985,731)     (110,984,572)
     Principal collected on loans held for sale       1,099                 0
     Amortization of restricted stock awards        130,108           177,185
     Amortization of unearned ESOP shares           144,971           276,441
     Earned employee stock ownership shares
      priced above original cost                     48,732           218,777
     Decrease in accrued interest receivable         82,514           134,205
     Increase in accrued interest payable           449,204           334,662
     Equity (earnings) loss of limited partnerships(333,297)        3,614,071
     Increase in other assets                      (534,516)         (483,054)
     Increase (decrease) in other liabilities       945,642          (541,372)
     Other, net                                      33,925           (10,223)
                                                 ----------       -----------
       Net cash provided by operating activities 16,032,684         2,060,971
                                                 ----------       -----------
Cash flows from investing activities:
   Proceeds from sales of securities available
     for sale                                    14,744,724       119,137,787
   Principal collected on securities available
    for sale                                     40,060,482        27,152,425
   Proceeds collected on maturity of securities
    available for sale                           21,331,000        32,674,876
   Purchases of securities available for sale   (72,580,007)     (165,638,598)
   Proceeds from sales of loans receivable          220,605         3,252,274
   Purchases of mortgage servicing rights                 0          (550,532)
   Purchase of interest in limited partnerships           0          (181,125)
   Purchase of Federal Home Loan Bank stock        (782,100)       (1,971,600)
   Net increase in loans receivable             (21,840,511)      (30,936,923)
   Proceeds from sale of real estate                 16,625           152,415
   Purchases of premises and equipment             (749,181)       (2,071,196)
   Decrease in due to stockholders of
    Marshalltown Financial Corporation              (10,716)       (3,507,270)
                                                 ----------       -----------
      Net cash used by investing activities     (19,589,079)      (22,487,467)
                                                 ----------       -----------
Cash flows from financing activities:
   Decrease in deposits                         (29,230,696)      (20,838,371)
   Purchase of treasury stock                    (5,037,630)      (15,685,962)
   Increase in unearned ESOP shares                       0        (1,476,000)
   Stock options exercised                          248,443           119,707
   Dividends to stockholders                     (1,053,832)         (584,459)
   Fractional shares purchased from stock split           0            (1,716)
   Proceeds from Federal Home Loan Bank advances 81,800,000       125,500,000
   Repayment of Federal Home Loan Bank advances (55,300,000)      (68,571,438)
   Increase (decrease) in other borrowed money   (2,500,000)          100,000
   Increase (decrease) in advance payments by
     borrowers for taxes and insurance              199,243           (23,893)
                                                 ----------       -----------
      Net cash provided (used) by financing
       activities                               (10,874,472)       18,537,868
                                                 ----------       -----------
      Decrease in cash and cash equivalents     (14,430,867)       (1,888,628)
Cash and cash equivalents, beginning of period   20,960,957         9,364,635
                                                 ----------       -----------
Cash and cash equivalents, end of period       $  6,530,090         7,476,007
                                                 ==========       ===========
Supplemental cash flow disclosures:
   Cash paid for interest                      $ 21,075,180        23,868,243
   Cash paid for income taxes                     2,704,000         1,724,441

Supplemental noncash flow disclosures:
   SBA certificates transferred from loans
    to securities available for sale           $  2,528,442                 0
   Loans securitized and transferred to
    securities available for sale                 6,913,219         1,930,846
   Loans transferred to loans held for sale       2,028,211         1,172,718
   Transfer of loans to real estate                       0            17,105


See accompanying notes to consolidated financial statements.

                      HMN FINANCIAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                           September 30, 1999 and 1998



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


(2) BASIS OF PREPARATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of comprehensive income, consolidated statements of stockholders' equity and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments consisting of only normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The statement of income for the three month and nine month periods ended September 30, 1999 are not necessarily indicative of the results which may be expected for the entire year.

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

The gross unrealized holding losses for the third quarter of 1999 were $1,286,000, the income tax benefit would have been $495,000 and therefore, the net loss was $791,000. The gross reclassification adjustment for the third quarter of 1999 was $(15,000), the income tax benefit would have been $6,000 and therefore, the net reclassification adjustment was $9,000. The gross unrealized holding losses for the third quarter of 1998 were $1,730,000, the income tax benefit would have been $666,000 and therefore, the net loss was $1,064,000. The gross reclassification adjustment for the third quarter of 1998 was $348,000, the income tax expense would have been $134,000 and therefore, the net reclassification adjustment was $214,000.

The gross unrealized holding losses for the nine month period ended September 30, 1999 were $3,166,000, the income tax benefit would have been $1,226,000 and therefore, the net loss was $1,940,000. The gross reclassification adjustment for the first nine months of 1999 was $148,000, the income tax expense would have been $57,000 and therefore, the net gain was $91,000. The gross unrealized holding losses for the first nine months of 1998 were $568,000, the income tax benefit would have been $253,000 and therefore, the net loss was $315,000. The gross reclassification adjustment for the first nine months of 1998 was $1,982,000, the income tax expense would have been $764,000 and therefore, the net reclassification adjustment was $1,218,000.

(5) CASH DIVIDEND

On October 26, 1999 HMN's Board of Directors announced a cash dividend of $0.08 per share, payable on December 10, 1999 to stockholders of record on November 23, 1999.

(6) INVESTMENT IN MORTGAGE SERVICING RIGHTS

A summary of mortgage servicing activity is as follows:

---------------------------------------------------------------------
                                           1999            1998
                                  -----------------   ----------------

Mortgage servicing rights
  Balance, beginning of year       $    1,117,193       845,517
  Originations                            461,919       188,977
  Purchases                                     0       550,532
  Amortization                           (438,969)     (568,702)
                                     ------------    ----------
  Balance, September 30,                1,140,143     1,016,324
                                     ------------    ----------

Valuation reserve
  Balance, beginning of year             (111,500)      (64,512)
  Additions                                     0      (165,583)
  Reductions                               61,454        91,828
                                     ------------    ----------
  Balance, September 30,                  (50,046)     (138,267)
                                     ------------    ----------

  Mortgage servicing rights, net   $    1,090,097       878,057
                                     ============    ==========
  Fair value of mortgage servicing
   rights                          $    1,250,000       878,057
                                     ============    ==========
---------------------------------------------------------------

All of the loans being serviced were single family loans serviced for FNMA under the mortgage-backed security program or the individual loan sale program. The following is a summary of the risk characteristics of the loans being serviced at September 30, 1999.

------------------------------------------------------------------------------
                                              Weighted      Weighted
                                     Loan      Average      Average
                                   Principal  Interest     Remaining    Number
                                    Balance     Rate         Term     Of Loans
                                 ----------------------------------------------
Original term 30 year fixed rate   $48,721,824    7.42%       331         736

Original term 15 year fixed rate    66,175,900    6.74%       163       1,159

Seven year balloon                     842,700    6.97%       342           8

Adjustable rate                      8,572,900    7.42%       334          69
-------------------------------------------------------------------------------


(7) INVESTMENT IN LIMITED PARTNERSHIPS

Investments in limited partnerships were as follows:


----------------------------------------------------------------------
                                      September 30,      December 31,
Primary partnership activity              1999               1998
----------------------------------   --------------     ------------
Mortgage servicing rights           $  2,046,939           1,622,519
Common stock of financial institutions   367,476             415,189
Low to moderate income housing           346,601             399,538
                                     -----------         -----------
                                    $  2,761,016           2,437,246
                                     ===========         ===========
----------------------------------------------------------------------

During the third quarter of 1999, HMN's proportionate revenue from a mortgage servicing partnership (which included the reduction of previously established impairment reserves of $135,000) was $40,000, its proportionate share of losses from the common stock investments in financial institutions was $62,000 and it recognized $7,000 of losses from the low income housing partnerships. During 1999, HMN anticipates receiving low income housing credits totaling $80,000, of which $20,000 were credited to current income tax benefits in the third quarter of 1999. During the third quarter of 1998, HMN's proportionate share of losses from the mortgage servicing partnership was $2,486,000, its proportionate share of losses from common stock investments in financial institutions was $190,000 and it did not recognize any revenue or loss from the low income housing partnerships.

During the nine month period ended September 30, 1999, HMN's proportionate revenue from a mortgage servicing partnership (which included the reduction of previously established impairment reserves of $632,000) was $424,000, its proportionate share of losses from the common stock investments in financial institutions was $48,000 and it recognized $43,000 of losses from the low income housing partnerships. During 1999, HMN anticipates receiving low income housing credits totaling $80,000, of which $60,000 were credited to current income tax benefits in the nine month period ended September 30, 1999. During the nine month period ended September 30, 1998, HMN's proportionate share of losses from the mortgage servicing partnership was $3,547,000, its proportionate share of losses from common stock investments in financial institutions was $67,000 and it did not recognize any revenue or loss from the low income housing partnerships.

(8) EARNINGS PER SHARE

The following table reconciles the weighted average shares outstanding and the income available to common shareholders used for basic and diluted EPS:

                               Three months ended             Nine Months ended
                                 September 30,                  September 30,
                               1999         1998             1999        1998
                            -----------------------    ------------------------

Weighted average number of
  common shares outstanding
  used in basic earnings per
  common share calculation    4,269,133    5,038,496     4,399,444   5,038,496

Net dilutive effect of:
 Options                        201,673            0       185,251     358,514
 Restricted stock awards         13,630            0        20,019      54,344
                             ----------    ---------     ---------    --------

Weighted average number of
  shares outstanding adjusted
  for effect of dilutive
  securities                  4,484,436    5,038,496     4,604,714   5,451,354
                             ==========   ==========     =========   =========

Net income (loss) available to
 common shareholders        $ 1,414,960     (434,240)    4,813,307   2,013,145

Basic earnings per common
  share                     $      0.35        (0.09)         1.09        0.40

Diluted earnings per
  common share              $      0.33        (0.09)         1.05        0.37


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

Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Tangible, Tier I (Core), and Risk-based capital (as defined in the regulations) to adjusted total assets and risk-weighted assets (as defined). Management believes, as of September 30, 1999, that the Bank meets all capital adequacy requirements to which it is subject.

Management believes that based upon the Bank's capital calculations at September 30, 1999 and other conditions consistent with the Prompt Corrective Actions Provisions of the OTS regulations, the Bank would be categorized as well capitalized.

On September 30, 1999 the Bank's tangible assets and adjusted total assets were $666.3 million and its risk-weighted assets were $367.5 million. The following table presents the Bank's capital amounts and ratios at September 30, 1999 for actual capital, required capital and excess capital, including ratios in order to qualify as being well capitalized under the Prompt Corrective Actions regulations.


                                                          Required to be
                                                            Adequately
                                 Actual                    Capitalized
                           ----------------------   ---------------------------
                                      Percent of                    Percent of
(IN THOUSANDS)              Amount    Assets <F1>      Amount       Assets<F1>
                          ---------  ------------   -----------   ------------
Bank stockholder's equity  $ 47,889
Plus:
  Net unrealized loss on
  certain securities
  available for sale          2,083
Less:
  Goodwill and other
   intangibles                5,291
  Excess mortgage
   servicing rights             200
                             ------
Tier I or core capital       44,481
                             ------
  Tier I capital to adjusted
   total assets                         6.68%        $ 26,654        4.00%

Tier I capital to risk-
   weighted assets                     12.11%        $ 14,690        4.00%

Less:
Equity investments & other
 assets required to be
 deducted                      (22)
Plus:
 Allowable allowance for
  loan losses                3,185
                            ------
Risk-based capital        $ 47,644                   $ 29,401
                            ======
Risk-based capital to risk-
  weighted assets                      12.96%                        8.00%


                                                        To Be Well Capitalized
                                                            Under Prompt
                                                         Corrective  Actions
                                 Excess Capital             Provisions
                          ------------------------   -------------------------
                                       Percent of                  Percent of
                            Amount      Assets<F1>       Amount     Assets<F1>
                          ---------- -------------   ----------- -------------
(in thousands)
Bank stockholder's equity  $
Plus:
  Net unrealized loss
   on certain securities
   available for sale
Less:
  Goodwill and other
    intangibles
  Excess mortgage servicing
   rights
Tier I or core capital
  Tier I capital to adjusted
   total assets           $  17,827        2.68%      $   33,317      5.00%
Tier I capital to risk-
   weighted assets        $  29,791        8.11%      $   22,035      6.00%
Less:
Equity investments &
 other assets required
 to be deducted
Plus:
 Allowable allowance for
  loan losses
Risk-based capital        $  18,243                   $   36,751
Risk-based capital to risk-
  weighted assets                          4.96%                     10.00%

<F1> Based upon the Bank's adjusted total assets for the purpose of the tangible and core capital ratios and risk-weighted assets for the purpose of the risk-based capital ratio.
----------------------------------------------------------------------------

The tangible capital of the Bank was in excess of the minimum 2% required at September 30, 1999, but is not reflected in the table above.

(10) BUSINESS SEGMENTS

HMN's wholly owned subsidiaries, Home Federal Savings Bank and Mortgage Services, Inc., have been identified as reportable operating segments in accordance with the provisions of SFAS No. 131. MSI was deemed to be a segment because it is a separate corporation which operates independently from the Bank and it is not regulated by the Office of Thrift Supervision. MSI has been segmented further into Mortgage Servicing Rights and Mortgage Banking activities. The mortgage servicing segment owns servicing rights on loans which have either been sold to FNMA or securitized into mortgage backed instruments which were issued by FNMA. MSI receives a servicing fee which is based upon the outstanding balance of the loan being serviced and pays a subservicer a monthly fee to service the loan. MSI's mortgage banking activity includes an origination function and it also purchases loans from other loan originators. All loans acquired either by origination or by purchase are intended to be resold in the secondary loan market.

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



                                          HMN Mortgage Services, Inc.
                                          ---------------------------

                                              Mortgage                  Total
                             Home Federal    Servicing    Mortgage   Reportable
(DOLLARS IN THOUSANDS)       Savings Bank     Rights      Banking     Segments
-------------------------------------------------------------------------------
At or for the three months
 ended September 30, 1999:
  Interest income -
    external customers      $   11,571              0          84       11,655
  Non-interest income -
    external customers             566             24         251          841
  Earnings (loss) on limited
    partnerships                    33              0           0           33
  Intersegment interest income       9              0           0            9
  Intersegment non-interest income  86              0           0           86
  Interest expense               7,235              0          85        7,320
  Amortization of mortgage
   servicing rights, net
   valuation adjustments and
   servicing code                   56             36           0           92
  Other non-interest expense     2,585              0         273        2,858
  Income tax expense (benefit)     925             (4)        (10)         911
  Net income (loss)              1,419             (8)        (13)       1,398
  Total assets                 669,719            217       4,942      674,878
  Net interest margin             2.66 %           NM          NM           NM

  Return on average assets        0.84 %       (13.61)%     (0.92)%         NM

  Return on average realized
   common equity                 11.42 %       (61.89)%     (4.17)%         NM


At or for the three months ended
  September 30, 1998:
  Interest income -
   external customers         $ 11,943              0          70       12,013
  Non-interest income -
   external customers              932            107         293        1,332
  Earnings (loss) on limited
   partnerships                 (2,883)             0           0       (2,883)
  Intersegment interest income      13              0           0           13
  Intersegment non-interest income  77              0           0           77
  Interest expense               8,239              0          76        8,315
  Amortization of mortgage
   servicing rights, net
   valuation adjustments and
   servicing code                   11            403           0          414
  Other non-interest expense     2,528              0         251        2,779
  Income tax expense (benefit)    (277)          (113)         14         (376)
  Net income (loss)               (494)          (183)         22         (655)
  Total assets                 684,576            638       5,802      691,016
  Net interest margin             2.22 %           NM          NM           NM

  Return on average assets       (0.28) %      (77.15)%      1.75%          NM

  Return on average realized
   common equity                 (4.08) %     (252.26)%      5.72%          NM






                                                                Consolidated
(DOLLARS IN THOUSANDS)               Other       Eliminations       Total
------------------------------------------------------------------------------
At or for the three months ended
 September 30, 1999:
  Interest income -
   external customers              $  180               0           11,835
  Non-interest income -
   external customers                  11               0              852
  Earnings (loss) on limited
   partnerships                       (63)              0              (30)
  Intersegment interest income        117            (126)               0
  Intersegment non-interest income  1,412          (1,498)               0
  Interest expense                     41            (126)           7,235
  Amortization of mortgage
   servicing rights, net
   valuation adjustments and
   servicing code                       0               0               92
  Other non-interest expense          107             (86)           2,879
  Income tax expense (benefit)          0               0              911
  Net income (loss)                 1,509          (1,412)           1,495
  Total assets                     68,508         (55,858)         687,528
  Net interest margin                  NM              NM             2.75%
  Return on average assets             NM              NM             0.86%
  Return on average realized
   common equity                       NM              NM             8.55%

At or for the three months ended
  September 30, 1998:
  Interest income -
   external customers             $   284               0           12,297
  Non-interest income -
   external customers                 228               0            1,560
  Earnings (loss) on limited
   partnerships                       (73)              0           (2,956)
  Intersegment interest income        175            (188)               0
  Intersegment non-interest income   (610)            533                0
  Interest expense                    112            (188)           8,239
  Amortization of mortgage
   servicing rights, net
   valuation adjustments and
   servicing code                       0               0              414
  Other non-interest expense          152             (77)           2,854
  Income tax expense (benefit)        119               0             (257)
  Net income (loss)                  (389)            610             (434)
  Total assets                     75,660         (60,407)         706,269
  Net interest margin                  NM              NM             2.35%
  Return on average assets             NM              NM            (0.24)%
  Return on average realized
   common equity                       NM              NM            (2.46)%

NM - Not meaningful



                                          HMN Mortgage Services, Inc.
                                          ---------------------------

                                              Mortgage                  Total
                             Home Federal    Servicing    Mortgage   Reportable
(DOLLARS IN THOUSANDS)       Savings Bank     Rights      Banking     Segments
-------------------------------------------------------------------------------

At or for the nine months
  ended September 30, 1999:
  Interest income -
    external customers        $  34,260             0         256       34,516
  Non-interest income -
   external customers             2,027            79         846        2,952
  Earnings (loss) on limited
   partnerships                     381             0           0          381
  Intersegment interest
   income                            29             0           0           29
  Intersegment non-interest
   income                           251             0           0          251
  Interest expense               21,517             0         247       21,764
  Amortization of mortgage
   servicing rights, net
   valuation adjustments and
   servicing code                   174           235           0          409
  Other non-interest expense      7,502             0         855        8,357
  Income tax expense (benefit)    2,969           (60)         (2)       2,907
  Net income (loss)               4,591           (96)          2        4,497
  Total assets                  669,719           217       4,942      674,878
  Net interest margin              2.66 %          NM          NM           NM

  Return on average assets         0.92 %      (46.02)%      0.03%          NM

  Return on average realized
   common equity                  12.41 %     (142.35)%      0.11%          NM


At or for the nine months ended
  September 30, 1998:
  Interest income -
    external customers        $  35,617             0         178       35,795
  Non-interest income -
    external customers            1,721           300         690        2,711
  Earnings (loss) on limited
    partnerships                 (3,541)            0           0       (3,541)
  Intersegment interest income       43             0           0           43
  Intersegment non-interest income  230             0           0          230
  Interest expense               24,203             0         185       24,388
  Amortization of mortgage
   servicing rights, net
   valuation adjustments and
   servicing code                    23           668           0          691
  Other non-interest expense      8,135             0         818        8,953
  Income tax expense (benefit)      724          (141)        (52)         531
  Net income (loss)                 760          (227)        (83)         450
  Total assets                  684,576           638       5,802      691,016
  Net interest margin              2.31 %          NM          NM           NM

  Return on average assets         0.15 %      (31.62)%     (2.60)%         NM

  Return on average realized
   common equity                   2.02 %      (98.80)%     (8.18)%         NM

NM - Not meaningful




                                                                Consolidated
(DOLLARS IN THOUSANDS)               Other       Eliminations       Total
------------------------------------------------------------------------------

At or for the nine months ended
 September 30, 1999:
  Interest income -
   external customers             $   582                 0          35,098
  Non-interest income -
   external customers                  55                 0           3,007
  Earnings (loss) on
   limited partnerships               (48)                0             333
  Intersegment interest income        340              (369)              0
  Intersegment non-interest
   income                           4,547            (4,798)              0
  Interest expense                    129              (369)         21,524
  Amortization of mortgage
   servicing rights, net
   valuation adjustments and
   servicing code                       0                 0             409
  Other non-interest expense          381              (251)          8,487
  Income tax expense (benefit)        103                 0           3,010
  Net income (loss)                 4,863            (4,547)          4,813
  Total assets                     68,508           (55,858)        687,528
  Net interest margin                  NM                NM            2.75%
  Return on average assets             NM                NM            0.94%
  Return on average realized
   common equity                       NM                NM            9.23%

At or for the nine months ended
  September 30, 1998:
  Interest income -
   external customers           $   1,049                 0          36,844
  Non-interest income -
   external customers               1,656                 0           4,367
  Earnings (loss) on limited
   partnerships                       (73)                0          (3,614)
  Intersegment interest income        430              (473)              0
  Intersegment non-interest income    584              (814)              0
  Interest expense                    288              (473)         24,203
  Amortization of mortgage
   servicing rights, net
   valuation adjustments and
   servicing code                       0                 0             691
  Other non-interest expense          519              (230)          9,242
  Income tax expense (benefit)        682                 0           1,213
  Net income (loss)                 2,147              (584)          2,013
  Total assets                     75,660           (60,407)        706,269
  Net interest margin                  NM                NM            2.46%
  Return on average assets             NM                NM            0.38%
  Return on average realized
   common equity                       NM                NM            3.47%

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

NET INCOME (LOSS)

HMN's net income for the third quarter of 1999 was $1.5 million, an increase of $1.9 million, compared to a net loss of $434,000 for the third quarter of 1998. Basic earnings per share were $0.35 for the quarter ended September 30, 1999, an increase of $0.44 per share, from a loss of $0.09 basic earnings per share for the same quarter of 1998. Diluted earnings per share were $0.33 for the third quarter of 1999, an increase of $0.42 from a loss of $0.09 diluted earnings per share for the third quarter of 1998.

HMN's net income for the nine month period ended September 30, 1999 was $4.8 million, an increase of $2.8 million, compared to $2.0 million for the same nine month period in 1998. Basic earnings per share were $1.09 for the nine month period ended September 30, 1999, an increase of $0.69 from $0.40 basic earnings per share for the same nine month period of 1998. Diluted earnings per share were $1.05 for the nine month period ended September 30, 1999, an increase of $0.68 from $0.37 diluted earnings per share for the same nine month period of 1998.

NET INTEREST INCOME

Net interest income for the third quarter of 1999 was $4.6 million, an increase of $542,000, or 13.4%, compared to $4.1 million for the third quarter of 1998. Interest income for the third quarter of 1999 was $11.8 million, a decrease of $462,000, or 3.8%, compared to $12.3 million for the third quarter of 1998. Interest income declined $495,000 primarily due to a $27.8 million decrease in net average interest-earning assets from the third quarter of 1998 to the third quarter of 1999, principally due to interest-earning assets being used to fund deposit outflows and to purchase HMN's common stock under its stock repurchase program. Interest income increased by $33,000 because the yield earned on interest-earning assets increased from 7.05% for the quarter ended September 30, 1998 to 7.07% for the quarter ended September 30, 1999, primarily due to an increase in interest rates earned on loans receivable. Interest expense was $7.2 million for the third quarter of 1999, a decrease of $1.0 million, or 12.2%, compared to $8.2 million for the same quarter of 1998. Interest expense decreased by $594,000 due to a net decrease of $45.5 million in average outstanding deposits from the third quarter of 1998 to the third quarter of 1999. Interest expense increased by $252,000 due to an increase of $16.3 million in the average outstanding FHLB advances from the third quarter of 1998 to the third quarter of 1999. FHLB advances were used to replace a portion of the funds lost to deposit outflows. Interest expense decreased by $662,000 primarily due to lower interest rates being paid on customer deposits and advances from the FHLB. The average interest rate paid on average interest-bearing liabilities was 4.69% during the third quarter of 1999, compared to 5.12% for the third quarter of 1998. HMN's margin was 2.75% for the third quarter of 1999, an increase of 40 basis points, or 17.0%, from 2.35% for the third quarter of 1998.

Net interest income for the nine month period ended September 30, 1999 was $13.6 million, an increase of $933,000, or 7.4%, compared to $12.6 million for the same nine month period of 1998. Interest income for the nine month period ended in 1999 was $35.1 million, a decrease of $1.7 million, or 4.7%, compared to $36.8 million for the same nine month period of 1998. Interest income declined by $1.3 million due to a $25.3 million decrease in net average interest-earning assets from the nine month period ended in 1998 to the same period in 1999, principally due to interest-earning assets being used to fund deposit outflows and to purchase HMN's common stock under its stock repurchase program. Interest income decreased by $396,000 because the yield earned on interest-earning assets for the nine month period decreased from 7.18% at September 30, 1998 to 7.10% at September 30, 1999 primarily due to a decline in interest rates earned on securities and cash equivalents. Interest expense was $21.5 million for the nine month period ended September 30, 1999, a decrease of $2.7 million, or 11.1%, compared to $24.2 million for the same nine month period of 1998. Interest expense decreased by $1.8 million due to a net decrease of $46.9 million in the average outstanding balance of deposits from the nine month period ended September 30, 1998, compared to the same nine month period of 1999. Interest expense increased by $1.1 million due to an increase of $27.8 million in the average outstanding FHLB advances for the nine month period ended September 30, 1998, compared to the same nine month period of 1999. FHLB advances were used to replace a portion of the funds lost to deposit outflows. Interest expense decreased by $2.0 million primarily due to lower interest rates being paid on customer deposits and advances from the FHLB. The average interest rate paid on average interest-bearing liabilities was 4.73% during the nine month period ended September 30, 1999, compared to 5.16% for the same nine month period of 1998. HMN's margin was 2.75% for the nine month period ended September 30, 1999, an increase of 29 basis points, or 11.8%, from 2.46% for the same nine month period of 1998.

PROVISION FOR LOAN LOSSES

*The provision for loan losses for the third quarter ended September 30, 1999 was $45,000, a decrease of $40,000, or 47.1%, compared to $85,000 for the third quarter of 1998. The provision for loan losses for the nine months ended September 30, 1999 was $195,000, a decrease of $40,000, or 17.0%, compared to $235,000 for the nine month period ended September 30, 1998. The provision is the result of management's evaluation of the loan portfolio, a historically low level of non-performing loans, minimal loan charge-off experience, and its assessment of the general economic conditions in the geographic area where properties securing the loan portfolio are located such as national and regional unemployment data, single family loan delinquencies as reported separately by the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC), local single family construction permits and local economic growth rates. Management's evaluation of probable losses inherent in the loan portfolio revealed conditions that resulted in decreasing the third quarter of 1999 loan loss provision compared to the provision for the third quarter of 1998. HMN will continue to monitor its allowance for losses as these conditions dictate. Future economic conditions and other unknown factors will impact the need for future provisions for loan losses. As a result, no assurances can be given that increases in the allowance for loan losses will not be required during future periods.

* This paragraph contains a forward-looking statement(s). Refer to information regarding Forward-looking Information on page 26 of this discussion.

A reconciliation of HMN's allowance for loan losses is summarized as follows:

                                         1999                  1998
                                ------------------      --------------
Balance at January 1,            $    3,041,486              2,748,219
Provision                               195,000                235,000
Charge-offs                              (4,676)               (18,599)
Recoveries                                  840                  1,615
                                ---------------          -------------
Balance at September 30,         $    3,232,650              2,966,235
                                ===============          =============


NON-INTEREST INCOME

Non-interest income for the third quarter of 1999 was $821,000, an increase of $2.2 million, or 157.5%, from a non-interest loss of $1.4 million for the same quarter of 1998. The increase in non-interest income was principally due to a $2.6 million decrease in losses from limited partnership interests and an $119,000 increase in fees and service charges primarily related to deposit accounts. The increase in non-interest income was partially offset by a $363,000 decrease in securities gains (losses), net recognized on the sale of securities and a $160,000 decrease in gains recognized on the sale of loans.
In the third quarter of 1998, HMN recognized a pretax charge of $2.5 million as its proportionate share of an impairment reserve established on mortgage servicing assets from its investment in a limited partnership. During the third quarter of 1999, the number of single family mortgage loan refinancings declined primarily due to a general increase in the interest rates charged on mortgage loans. The decline in single family loan refinancings caused the loan prepayment assumptions used to calculate the market value of mortgage servicing assets to decline, which in turn caused the market value of mortgage servicing assets to increase. The increase in the market value allowed HMN to reverse, during the third quarter of 1999, $135,000 of previously established impairment reserves. During the third quarter of 1999 interest rates in general were increasing which reduced the opportunity to sell fixed rate securities at a gain. During the third quarter of 1999 as a result of rising interest rates a few securities were sold at a loss in order to improve the reinvestment yield of the securities portfolio. Gain on the sale of loans decreased during the third quarter of 1999 compared to the same quarter of 1998 partly due to reduced loan production as a result of higher interest rates and also because the Bank decided to retain in its portfolio certain fixed rate loans that in previous quarters would have been sold in the secondary loan market.

Non-interest income for the nine month period ended September 30, 1999 was $3.3 million, an increase of $2.6 million, or 343.2%, from $754,000 for the same nine month period of 1998. The increase in non-interest income was principally due to a $3.9 million decrease in losses from limited partnerships, a $401,000 increase in gain recognized on the sale of loans and a $160,000 increase in fees and service charges primarily related to deposit accounts. The increases in non-interest income were partially offset by a $1.8 million decline in the net gain recognized from the sale of securities and a $69,000 decrease in mortgage servicing fees. During the first nine months of 1998, HMN recognized a pretax charge of $3.5 million as its proportionate share of an impairment reserve established on mortgage servicing assets from its investment in a limited partnership. During the first nine months of 1999, the number of single family mortgage loan refinancings declined primarily due to a general increase in the interest rates charged on mortgage loans. The decline in single family loan refinancings caused the loan prepayment assumptions used to calculate the market value of mortgage servicing assets to decline, which in turn caused the market value of mortgage servicing assets to increase. The increase in the market value allowed HMN to reverse, during the nine month period ended September 30, 1999, $632,000 of previously established impairment
reserves.   Gain on the sale of loans increased by $401,000 due to more loans being sold in 1999 than in 1998 and improved profitability on the sale of certain loans. The net gain on the sale of securities for the nine months ended September 30, 1999 was $148,000, a decline of $1.83 million from $1.98 million for the same nine month period of 1998. During the first nine months of 1999 interest rates in general were increasing, which reduced the opportunity to sell fixed rate securities at a gain.

NON-INTEREST EXPENSE

Non-interest expense was $3.0 million for the third quarter of 1999, a decrease of $266,000, or 8.2%, from $3.2 million for the third quarter of 1998. Compensation and benefit expense decreased by $43,000, primarily due to reduced commissions paid on declining loan production and a reduction in the cost of certain benefit plans. Non-interest expense declined by $322,000 due to decreased amortization recorded on mortgage servicing assets and it decreased by $51,000 due to a change in HMN's advertising emphasis from using direct advertising media to employee sales incentives and other indirect approaches to advertising. Occupancy expense increased by $62,000, primarily due to the occupancy costs related to the new retail banking facility in Winona opening in December 1998.

Non-interest expense was $8.9 million for the nine months ended September 30, 1999, a decrease of $1.0 million, or 10.4%, from $9.9 million for the same period of 1998. Compensation and benefit expense decreased by $811,000, primarily due to reduced compensation and benefits paid as a result of work force reductions, commissions paid on declining loan production, a reduction in the stock allocation formula for employee stock ownership participants and cost savings in health benefits provided. HMN changed its advertising emphasis from using direct advertising media to employee sales incentives and therefore was able to reduce its advertising expense by $126,000. Non-interest expense declined by $281,000 due to decreased amortization recorded on mortgage servicing assets. The decreases in non-interest expense were partially offset by a $155,000 increase in occupancy expense primarily related to new retail banking facilities located in Spring Valley and Winona. The Spring Valley location opened in late February of 1998 and the Winona location opened in December of 1998, so only a portion of the occupancy costs for Spring Valley and none of the occupancy costs for Winona were included in the occupancy costs for 1998, whereas a full nine months of costs were included in the nine month period ended September 30, 1999.

INCOME TAX EXPENSE

Income tax expense was $910,000 for the third quarter of 1999, an increase of $1.2 million, from a tax benefit of $257,000 for the third quarter of 1998.
The increase is primarily due to an increase in taxable income between the two quarters. Income tax expense was $3.0 million for the nine month period ended September 30, 1999, an increase of $1.8 million, from $1.2 million for the same nine month period in 1998. The increase is primarily due to an increase in taxable income between the two nine month periods.

NON-PERFORMING ASSETS

The following table sets forth the amounts and categories of non-performing assets in the Bank's portfolio at September 30, 1999 and December 31, 1998.

                                        September 30,      December 31,
(DOLLARS IN THOUSANDS)                      1999               1998
                                       ---------------   ---------------
Non-Accruing Loans
  One-to-four family real estate         $   183                317
  Nonresidential real estate                   0                 73
  Consumer                                   121                 86
                                            ----              -----
  Total                                      304                476
                                           -----              -----
Accruing loans delinquent 90
days or more                                 198                312
                                           -----              -----
Foreclosed Assets
Real estate:
One-to-four family                             0                 18
                                           -----              -----
   Total non-performing assets           $   502                806
                                           =====              =====
Total as a percentage of total assets       0.07%              0.12%
                                           =====              =====
Total non-performing loans               $   502                788
                                           =====              =====
Total as a percentage of total
   loans receivable, net                    0.11%              0.18%
                                           =====              ======

Total non-performing assets at September 30, 1999 were $502,000, a decrease of $304,000, from $806,000 at December 31, 1998. Non-accruing loans decreased by $172,000, primarily related to one-to-four family real estate loans being transferred to accruing loan status, nonresidential real estate being brought current on late payments, the sale of foreclosed assets and a net increase of $35,000 in non-accruing consumer debt.

DIVIDENDS

During 1998 and 1999 HMN declared and paid dividends as follows:

                                          Dividend        Dividend
Record date        Payable date           per share       Payout Ratio
---------------    ------------------     ----------      ------------
May 27, 1998       June 12, 1998          $0.06             21.4 %
August 27, 1998    September 10, 1998     $0.06             42.9
December 1, 1998   December 15, 1998      $0.06            (66.7)
February 24, 1999  March 10, 1999         $0.08             21.6
May 26, 1999       June 10, 1999          $0.08             23.5
August 25, 1999    September 10, 1999     $0.08             21.6

On October 26, 1999 HMN's Board of Directors announced a cash dividend of $0.08 per share, payable on December 10, 1999 to stockholders of record on November 23, 1999. The annualized dividend payout ratio for the past four quarters was 22.7%. The dividend payout ratio is calculated by dividing dividends per share by diluted earnings per share.

The declaration of dividends are subject to, among other things, HMN's financial condition and results of operations, the Bank's compliance with its regulatory capital requirements, including the fully phased-in capital requirements, tax considerations, industry standards, economic conditions, regulatory restrictions, general business practices and other factors.

LIQUIDITY

For the nine month period ended September 30, 1999, the net cash provided by operating activities was $16.0 million. HMN collected $14.7 million from the sale of securities; it collected $61.4 million in principal repayments or on the maturity of securities during the period. HMN also collected $221,000 on the sale of loans receivable during the period. It purchased $72.6 million of securities, $782,000 of FHLB common stock and $749,000 of premises and equipment. HMN also funded a net increase in loans receivable of $59.4 million. HMN had a net deposit outflow of $29.2 million, additional net borrowing from the FHLB of $26.5 million and paid $2.5 million from other sources. HMN paid $5.0 million to purchase 391,900 shares of its own common stock during the first nine months of 1999 and it paid $1.1 million in dividends to its stockholders.

*HMN has certificates of deposits with outstanding balances of $185.4 million that come due over the next 12 months. Based upon past experience management anticipates that the majority of the deposits will renew for another term. HMN believes that deposits which do not renew will be replaced with deposits from other customers, or funded with advances from the FHLB, or will be funded through the sale of securities. Management does not anticipate that it will have a liquidity problem due to maturing deposits.

*HMN has $19.0 million of FHLB advances which mature over the next 12 months and $14.0 million of FHLB advances which mature in 2001 but have call features which can be exercised by the FHLB on a semiannual basis starting in August or September of 1999. If the call features are exercised HMN has the option of requesting any advance otherwise available to it pursuant to the Credit Policy of the FHLB. Since HMN has the ability to request another advance to replace the advance that is being called, management does not anticipate that it will have a liquidity problem due to advances maturing or being called by the FHLB during the next 12 month period.

* This paragraph contains a forward-looking statement(s). Refer to information regarding Forward-looking Information on page 26 of this discussion.

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

*HMN utilizes a model which uses the discounted cash flows from its interest-earning assets and its interest-bearing liabilities to calculate the current market value of those assets and liabilities. The model also calculates the changes in market value of the interest-earning assets and interest-bearing liabilities due to different interest rate changes. HMN believes that over the next twelve months interest rates could conceivably fluctuate in a range of 200 basis points up or down from where the rates were at September 30, 1999. HMN does not have a trading portfolio. The following table discloses the projected changes in market value to HMN's interest-earning assets and interest-bearing liabilities based upon incremental 100 basis point changes in interest rates from interest rates in effect on September 30, 1999.

* This paragraph contains a forward-looking statement(s). Refer to information regarding Forward-looking Information on page 26 of this discussion.


Other than trading portfolio               Market Value
                          ---------------------------------------------------
(DOLLARS IN THOUSANDS)
Basis point change
in interest rates          -200     -100         0          +100       +200
-----------------------------------------------------------------------------
Cash equivalents       $  6,536     6,531      6,527        6,522      6,517
Securities available
 for sale:
  Fixed-rate CMOs        18,766    18,649     18,101       17,367     16,570
  Variable-rate CMOs     85,618    86,828     85,253       82,566     79,178
  Fixed-rate available
   for sale mortgage-backed
   and related securities 1,906     1,875      1,838        1,793      1,739
  Variable-rate available
    for sale mortgage-
    backed and related
    securities               49        48         46           45         45
  Fixed-rate available for
    sale other marketable
    securities           96,558    94,134     91,016       86,872     83,477
  Variable-rate available
    for sale other
    marketable securities 1,323     1,322      1,321        1,320      1,319
Fixed-rate loans held
 for sale                 4,999     4,995      4,991        4,987      4,983
Loans receivable, net:
  Fixed-rate real
   estate loans         286,535   281,815    274,298      265,513    256,611
  Variable-rate real
   estate loans         132,931   130,875    128,025      124,113    119,454
  Fixed-rate other
   loans                 40,341    39,808     39,110       38,344     37,650
  Variable-rate other
   loans                 25,344    25,130     25,101       25,074     25,046
Mortgage servicing
  rights, net               406       813      1,250        1,420      1,562
Investment in limited
  partnerships              659     1,112      2,761        6,372      7,023
                        -------   -------    -------      -------    -------
Total market risk
 sensitive assets       701,971   693,935    679,638      662,308    641,174
                        -------   -------    -------      -------    -------
NOW deposits             31,854    31,827     31,801       31,774     31,748
Passbook deposits        34,551    33,109     31,782       30,558     29,424
Money market deposits    31,200    29,864     28,638       27,509     26,465
Certificate deposits    312,227   308,773    305,399      302,103    298,882
Fixed-rate Federal Home
  Loan Bank advances    173,103   164,940    159,943      155,676    151,552
Variable-rate Federal
  Home Loan Bank
  advances               50,647    50,604     50,561       50,519     50,477

                        -------   -------    -------      -------    -------
Total market risk
 sensitive liabilities  633,582   619,117    608,124      598,139    588,548
                        -------   -------    -------      -------    -------
Off-balance sheet
  financial instruments:
Commitments to
  extend credit              52        52         50           48         46
                        -------   -------    -------      -------    -------
Net market risk       $  68,337    74,766     71,464       64,121     52,580
                        =======   =======    =======      =======    =======
Percentage change from
 current market value     (4.38)%    4.62%      0.00%      (10.27)%   (26.42)%
                        =======   =======    =======      =======    =======


The preceding table was prepared utilizing the following assumptions (the 'Model Assumptions') regarding prepayment and decay ratios which were determined by management based upon their review of historical prepayment speeds and future prepayment projections. Fixed rate loans were assumed to prepay at annual rates of between 7% to 44%, depending on the coupon and period to maturity. Adjustable rate mortgages ('ARMs') were assumed to prepay at annual rates of between 11% and 31%, depending on coupon and the period to maturity. Growing Equity Mortgage (GEM) loans were assumed to prepay at annual rates of between 18% and 54% depending on the coupon and the period to maturity. Mortgage-backed securities and Collateralized Mortgage Obligations
(CMOs) were projected to have prepayments based upon the underlying collateral securing the instrument and the related cash flow priority of the CMO tranche owned. Certificate accounts were assumed not to be withdrawn until maturity. Passbook and money market accounts were assumed to decay at an annual rate of 20%. FHLB advances were projected to be called at the first call date where the projected interest rate on similar remaining term advances exceeded the interest rate on HMN's callable advance.

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

ASSET/LIABILITY MANAGEMENT

*HMN's management reviews the impact that changing interest rates will have on its net interest income projected for the twelve months following September 30, 1999 to determine if its current level of interest rate risk is acceptable.
The following table projects the estimated annual impact on net interest income of immediate interest rate changes called rate shocks.

            Rate Shock       Net Interest      Percentage
         in Basis Points        Income           Change
         ---------------     ------------     ------------
               +200           $ 21,683           3.09%
               +100             21,416           1.82%
                  0             21,033           0.00%
               -100             20,349          -3.25%
               -200             19,337          -8.06%

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

In managing its asset/liability mix, the Bank, at times, depending on the relationship between long- and short-term interest rates, market conditions and consumer preference, may place more emphasis on managing net interest margin than on better matching the interest rate sensitivity of its assets and liabilities in an effort to enhance net interest

*This paragraph contains a forward-looking statement(s). Refer to information regarding Forward-looking Information on page 26 of this discussion.

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

*The following table sets forth the interest rate sensitivity of HMN's assets and liabilities at September 30, 1999, using certain assumptions that are described in more detail below:

-----------------------------------------------------------------------------
                                         Maturing or Repricing
                         ----------------------------------------------------
                                         Over 6
                           6 Months      Months to     Over 1-3      Over 3-5
(DOLLARS IN THOUSANDS)      Or Less      One Year       Years         Years
-----------------------------------------------------------------------------
Cash equivalents           $  6,530           0             0             0
Securities available for sale:
   Mortgage-backed and
      related securities<F1> 89,640       4,762         8,495           934
   Other marketable
    securities               10,071       2,889        34,385        20,318
Loans held for sale, net      4,991           0             0             0
Loans receivable, net<F1><F2>
   Fixed rate one-to-four
    family                   26,878      23,482        71,575        46,600
   Adjustable rate
     one-to-four family      17,306      17,620        29,091        37,675
   Multi family               7,147         225           554           566
   Fixed rate commercial
    real estate               3,789       3,424         8,111         4,273
   Adjustable rate commercial
      real estate             7,557       1,572         3,222         4,689
   Commercial business        6,617       3,025         7,352         2,797
   Consumer loans            25,759       2,489         7,246         3,885
Federal Home Loan Bank stock      0           0             0             0
                            -------     -------      --------      --------
      Total interest-earning
       assets               206,285      59,488      170,0311        21,737
                            -------     -------      --------      --------
Non-interest checking         8,384           0             0             0
NOW accounts                 23,506           0             0             0
Passbooks                     3,573       3,573        10,289         6,585
Money market accounts         3,147       3,147         9,062         5,800
Certificates                118,856      66,589        90,227        28,729
Federal Home Loan Bank
   advances                  55,500      14,000        26,000       116,400
                            -------     -------      --------      --------
      Total interest-
       bearing liabilities  212,966      87,309       135,578       157,514
                            -------     -------      --------      --------
Interest-earning assets less
   interest-bearing
   liabilities           $   (6,681)    (27,821)       34,453       (35,777)
                            =======     =======      ========      ========
Cumulative interest-rate
   sensitivity gap       $   (6,681)    (34,502)          (49)      (35,826)
                            =======     =======      ========      ========
Cumulative interest-rate
   gap as a percentage of
   total assets at
   September 30, 1999         (0.10)%     (5.02)%       (0.01)%       (5.21)%
                            =======     =======      ========      ========


-----------------------------------------------------------------------------
                                         Maturing or Repricing
                         ----------------------------------------------------

                                  Over 5         No Stated
(DOLLARS IN THOUSANDS)             Years         Maturity         Total
-----------------------------------------------------------------------------
Cash equivalents                $      0               0          6,530
Securities available for sale:
   Mortgage-backed and
      related securities<F1>       3,089               0        106,920
   Other marketable securities     5,536           8,587         81,786
Loans held for sale, net               0               0          4,991
Loans receivable, net<F1><F2>
   Fixed rate one-to-four family  75,064               0        243,599
   Adjustable rate
     one-to-four family              228               0        101,920
   Multi family                      326               0          8,818
   Fixed rate commercial
    real estate                    6,407               0         26,004
   Adjustable rate commercial
      real estate                      0               0         17,040
   Commercial business               505               0         20,296
   Consumer loans                  4,281               0         43,660
Federal Home Loan Bank stock           0          10,620         10,620
                                 -------         -------       --------
      Total interest-earning
       assets                     95,436          19,207        672,184
                                 -------         -------       --------
Non-interest checking                  0               0          8,384
NOW accounts                           0               0         23,506
Passbooks                         11,707               0         35,727
Money market accounts             10,309               0         31,465
Certificates                       1,071               0        305,472
Federal Home Loan Bank advances        0               0        211,900
                                 -------         -------       --------
      Total interest-bearing
       liabilities                23,087               0        616,454
                                 -------         -------       --------
Interest-earning assets less
   interest-bearing liabilities $ 72,349          19,207         55,730
                                 =======         =======       ========
Cumulative interest-rate
   sensitivity gap              $ 36,523          55,730         55,730
                                 =======         =======       ========
Cumulative interest-rate gap as a
   percentage of total assets at
   September 30, 1999               5.31 %          8.11 %         8.11 %
                                 =======         =======       ========

<F1> Schedule prepared based upon the earlier of contractual maturity or repricing date, if applicable, adjusted for scheduled repayments of principal and projected prepayments of principal based upon experience.
<F2> Loans receivable are presented net of loans in process and deferred loan fees.

*This paragraph contains a forward-looking statement(s). Refer to information regarding Forward-looking Information on page 26 of this discussion.

The preceding table was prepared utilizing the Model Assumptions regarding prepayment and decay ratios which were determined by management based upon their review of historical prepayment speeds and future prepayment projections. Fixed rate loans were assumed to prepay at annual rates of between 7% to 44%, depending on the coupon and period to maturity. ARMs were assumed to prepay at annual rates of between 11% and 31%, depending on coupon and the period to maturity. GEM loans were assumed to prepay at annual rates of between 18% and
54% depending on the coupon and the period to maturity.   Mortgage-backed
securities and Collateralized Mortgage Obligations (CMOs) were projected to have prepayments based upon the underlying collateral securing the instrument and the related cash flow priority of the CMO tranche owned. Certificate accounts were assumed not to be withdrawn until maturity. Passbook and money market accounts were assumed to decay at an annual rate of 20%. FHLB advances were projected to be called at the first call date where the projected interest rate on similar remaining term advances exceeded the interest rate on HMN's callable advance.

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

*This paragraph contains a forward-looking statement(s). Refer to information regarding Forward-looking Information on page 26 of this discussion.

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

     PROVISION FOR LOAN LOSSES

     The provision for loan losses for the third quarter ended September 30, 1999 was $45,000, a decrease of $40,000, or 47.1%, compared to $85,000 for the third quarter of 1998. The provision for loan losses for the nine months ended September 30, 1999 was $195,000, a decrease of $40,000, or 17.0%, compared to $235,000 for the nine month period ended September 30, 1998. The provision is the result of management's evaluation of the loan portfolio, a historically low level of non-performing loans, minimal loan charge-off experience, and its assessment of the general economic conditions in the geographic area where properties securing the loan portfolio are located such as national and regional unemployment data, single family loan delinquencies as reported separately by the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC), local single family construction permits and local economic growth rates. Management's evaluation of probable losses inherent in the loan portfolio revealed conditions that resulted in decreasing the third quarter of 1999 loan loss provision compared to the provision for the third quarter of 1998. HMN will continue to monitor its allowance for losses as these conditions dictate. Future economic conditions and other unknown factors will impact the need for future provisions for loan losses. As a result, no assurances can be given that increases in the allowance for loan losses will not be required during future periods.

     LIQUIDITY

     HMN has certificates of deposits with outstanding balances of $185.4 million that come due over the next 12 months. Based upon past experience management anticipates that the majority of the deposits will renew for another term. HMN believes that deposits which do not renew will be replaced with deposits from other customers, or funded with advances from the FHLB, or will be funded through the sale of securities. Management does not anticipate that it will have a liquidity problem due to maturing deposits.

     Competitive pricing by other institutions, the desire of a competitor to pay interest rates on deposits that are above the current rates paid by HMN, or the desire by customers to put more of their funds into nontraditional bank products such as stocks and bonds could be circumstances that would cause the maturing certificates to become a liquidity problem.

     HMN has $19.0 million of FHLB advances which mature over the next 12 months and $14.0 million of FHLB advances which mature in 2001 but have call features which can be exercised by the FHLB on a semiannual basis starting in August or September of 1999. If the call features are exercised HMN has the option of requesting any advance otherwise available to it pursuant to the Credit Policy of the FHLB. Since HMN has the ability to request another advance to replace the advance that is being called, management does not anticipate that it will have a liquidity problem due to advances maturing or being called by the FHLB during the next 12 month period.

     If circumstances exist which cause the maturing certificates of deposit to become a liquidity problem then the advances which mature and or the advances that would be called by the FHLB would also become a liquidity problem.

     MARKET RISK

     HMN utilizes a model which uses the discounted cash flows from its interest-earning assets and its interest-bearing liabilities to calculate the current market value of those assets and liabilities. The model also calculates the changes in market value of the interest-earning assets and interest-bearing liabilities due to different interest rate changes. HMN believes that over the next twelve months interest rates could conceivably fluctuate in a range of 200 basis points up or down from where the rates were at September 30, 1999. HMN does not have a trading portfolio. The following table discloses the projected changes in market value to HMN's interest-earning assets and interest-bearing liabilities based upon incremental 100 basis point changes in interest rates from interest rates in effect on September 30, 1999.

     Interest rates could fluctuate in a range of more than 200 basis points up or down from where the rates were on September 30, 1999 due to the influence of many unforeseen factors not now known to HMN's management.

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

     ASSET/LIABILITY MANAGEMENT

     HMN's management reviews the impact that changing interest rates will have on its net interest income projected for the twelve months following September 30, 1999 to determine if its current level of interest rate risk is acceptable. HMN's actual net interest income caused by interest rate changes may differ from the amounts reflected in the table in the Asset/Liability section which projects the estimated impact on net interest income of immediate interest rate changes called rate shocks.

     The following (Maturing or Repricing) table sets forth the interest rate risk sensitivity of HMN's assets and liabilities at September 30, 1999 using certain assumptions that are described in more detail below. HMN's actual maturing and repricing results of its interest-earning assets and interest-bearing liabilities may differ from the amounts reflected in the gap table.

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

     While HMN has identified and assessed the Y2K risks related to each of its major third party vendors and providers, it is monitoring their activities related to becoming Y2K compliant. It is still possible that the vendors and providers may not be Y2K compliant and the Plan that HMN has developed would not have anticipated the problem. An example of this situation would be if all the telephone communication lines became inoperative because of a Y2K issue on December 31, 1999, the Bank would not be able to process its daily activity and servicing its customers would be difficult without the communication lines for any extended period of time. It would be difficult to have a contingency plan that would allow the Bank to conduct its business without using the communication lines to transmit its business activity.

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

                                   HMN FINANCIAL, INC.
                                   Registrant


Date:     11 /15/99             /s/ Roger P. Weise
                              -------------------------
                              Roger P. Weise,
                              Chairman, President and
                              Chief Executive Officer
                              (Duly Authorized Officer)


Date:    11 /15/99              /s/ James B. Gardner
                              -------------------------
                              James B. Gardner,
                              Executive Vice President
                              (Principal Financial Officer)

                               HMN FINANCIAL, INC.
                                INDEX TO EXHIBITS
                                  FOR FORM 10-Q
                                                   Reference       Sequential
                                                    to Prior     Page Numbering
                                                   Filing or    Where Attached
                                                    Exhibit      Exhibits Are
                                                    Number         Located in
Regulation S-K                                      Attached     This Form 10-Q
Exhibit Number         Document                      Hereto          Report
--------------    -------------------------------   ---------   ---------------
      3.1        Amended and Restated Articles of
                  Incorporation                        *1             N/A

      3.2        Amended and Restated By-laws          *2             N/A

        4        Form of Common Stock Certificate      *3             N/A

     10.1        Extension of Employment Agreement     *4             N/A
                 for Roger P. Weise dated May 25, 1999

     10.2        Extension of Employment Agreement     *4             N/A
                 for James B. Gardner dated May 25, 1999

       11        Computation of Earnings Per                        Filed
                 Common Share                          11      electronically

                                                                    Filed
       27        Financial Data Schedule               27      electronically


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

       *3 Incorporated by reference to the same numbered exhibit to the Company's Registration Statement on Form S-1 dated
          April 1, 1994 (File No. 33-77212).

       *4 Incorporated by reference to the same numbered exhibit to the Company's Registration Statement on Form 10-Q for the period ended June 30, 1999 (File No. 0-24100).