Form 10-K
period 1999-12-31
HMN FINANCIAL INC
filed 2000-03-28
CIK 921183

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       [NO FEE REQUIRED]

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES X NO ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 15, 2000, the Registrant had issued and outstanding 4,640,477 shares of the Registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 15, 2000 was $39.8 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

                       DOCUMENTS INCORPORATED BY REFERENCE
Parts of the Registrant's Annual Report for the year ended December 31, 1999, are incorporated by reference in Parts I, II and IV of this Form 10-K. Parts of the Registrant's Proxy Statement dated March 21, 2000, are incorporated by reference in Part III of this Form 10-K.

                                TABLE OF CONTENTS

                                     PART I

                                                                                                                  PAGE
                                                                                                                  ----
Item 1. Business ................................................................................................. 3
                 General ......................................................................................... 3
                 Lending Activities .............................................................................. 4
                 Investment Activities ...........................................................................20
                 Sources of Funds ................................................................................24
                 Other Information
                      Service Corporations........................................................................28
                      Competition.................................................................................28
                      Other Corporations Owned by HMN.............................................................28
                      Employees...................................................................................29
                 Regulation ......................................................................................29
                 Taxation ........................................................................................38
Item 2. Properties ...............................................................................................40
Item 3. Legal Proceedings ........................................................................................41
Item 4. Submission of Matters to a Vote of Security Holders ......................................................41


                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder
                 Matters .........................................................................................41
Item 6. Selected Financial Data ..................................................................................41
Item 7. Management's Discussion and Analysis of Financial Condition and
                 Results of Operations ...........................................................................41
Item 7A. Quantitative and Qualitative Disclosure About Market Risk ...............................................41
Item 8. Financial Statements and Supplementary Data ..............................................................41
Item 9. Changes in and Disagreements with Accountants on Accounting and
                 Financial Disclosure ............................................................................41


                                    PART III

Item 10. Directors and Executive Officers of the Registrant ......................................................42
Item 11. Executive Compensation ..................................................................................42
Item 12. Security Ownership of Certain Beneficial Owners and Management ..........................................42
Item 13. Certain Relationships and Related Transactions ..........................................................42


                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K..........................................43
Signatures .......................................................................................................46
Index to Exhibits ................................................................................................47

                                     PART I

ITEM 1.     BUSINESS

GENERAL

     HMN Financial, Inc. ("HMN" or the "Corporation"), was incorporated under the laws of the State of Delaware in March 1994 for the purpose of becoming the savings and loan holding company of Home Federal Savings Bank ("Home Federal" or the "Bank") in connection with the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank. Home Federal has a community banking philosophy and operates retail banking facilities in Minnesota and Iowa. The Bank has two wholly owned subsidiaries, Osterud Insurance Agency, Inc. (OAI) and MSL Financial Corporation (MSL), which offer financial planning products and services. On April 30, 1999 MSL was liquidated and its assets and liabilities were transferred to the Bank. HMN has two other wholly owned subsidiaries, Security Finance Corporation (SFC) and HMN Mortgage Services, Inc. (MSI). SFC invests in commercial loans and commercial real-estate loans located throughout the United States which were originated by third parties. MSI operates a mortgage banking and mortgage brokerage facility located in Brooklyn Park, Minnesota.

     The Company's financial statements identify the Bank and MSI as reportable operating segments. In addition, MSI has been segmented further into mortgage servicing rights and mortgage banking activities. The information on pages 51 - 52 of the Company's annual report is incorporated herein by reference.

     On December 5, 1997 HMN, through its wholly owned subsidiary, the Bank, completed its merger with Marshalltown Financial Corporation (MFC) pursuant to a merger agreement dated July 1, 1997. Refer to Note 2 of the Notes to Consolidated Financial Statements in the Annual Report for information on assets acquired in the merger.

     As a community-oriented financial institution, HMN seeks to serve the financial needs of communities in its market area. HMN's business involves attracting deposits from the general public and using such deposits to originate or purchase one-to-four family residential, commercial real estate, and multi-family mortgage loans in addition to consumer, construction, and commercial business loans. HMN also invests in mortgage-backed and related securities, investment securities (consisting primarily of U.S. government and government agency obligations) and other permissible investments. The executive offices of HMN are located at 101 N. Broadway, PO Box 231, Spring Valley, Minnesota 55975-0231. It's telephone number at that address is (507) 346-1100.

MARKET AREA

     HMN serves the Minnesota counties of Fillmore, Freeborn, Houston, Mower, Olmsted and Winona and portions of Steele, Dodge, Goodhue and Wabasha through its main office located in Spring Valley, Minnesota and its six branch offices located in Albert Lea, Austin, LaCrescent, Rochester and Winona, Minnesota. The portion of HMN's market area consisting of Rochester and the contiguous communities is composed of primarily urban and suburban communities, while the balance of HMN's market area consists primarily of rural areas and small towns. Primary industries in HMN's market area include manufacturing, agriculture, health care, wholesale and retail trade, service industries and education. Major employers include IBM, the Mayo Clinic, Hormel, a food processing company, and various small industrial and other companies. HMN's market area is also the home of Winona State University, Rochester Community and Technical College, University of Minnesota - Rochester Center, Winona State University - Rochester Center and Austin's Riverland Community College.

     HMN serves the Iowa counties of Marshall and Tama through its branch offices located in Marshalltown and Toledo. Major industries in the area are Swift & Company - pork processors, Fisher Controls Int. - valve and regulator manufacturing, Lennox Industries - furnace and air conditioner manufacturing, Iowa Veterans Home - hospital care, Marshall Community School District -education, Marshall Medical & Surgical Center - hospital care and Meskwaki Casino - gaming operations.

     Based upon information obtained from the Minnesota State Demographic Center for 1997, the population of the six primary counties in the Bank's Minnesota market area was as follows: Fillmore - 20,900; Freeborn - 32,500; Houston -19,300; Mower - 37,600; Olmsted - 116,500; and Winona - 49,500.
Total income per capita for 1997 in these six counties ranged from approximately $19,300 to $27,200.

     Based upon information obtained from the State Library of Iowa for 1997, the population of Marshall County was 38,800 and the population of Tama County was 17,700. Total income per capita of the above mentioned Iowa counties ranged from approximately $20,600 to $22,800.

     MSI is a mortgage banking and mortgage brokerage office located in Brooklyn Park, Minnesota. The office primarily originates single family residential loans for sale in the secondary market or purchases loans from third party originators located primarily in the seven county metropolitan area of Minneapolis and St. Paul and sells the loans and generally the related servicing rights to those loans in the secondary market. In the past MSI has also purchased mortgage servicing rights from third parties for the purpose of generating loan servicing income.

LENDING ACTIVITIES

     GENERAL. Historically, HMN originated 30-year, fixed-rate mortgage loans secured by one-to-four family residences. Since 1979, in order to reduce its vulnerability to changes in interest rates, HMN has emphasized the origination or purchase of loans for the loan portfolio which have shorter terms to maturity such as 15 year, fixed rate residential loans and Graduated Equity Mortgages ("GEMs") which fully amortize in 15 to 20 years. HMN has also emphasized the origination or purchase of Adjustable Rate Mortgage loans ("ARMs") for portfolio which have interest rates which are fixed for an initial period of one, three or five years and then generally adjust annually, thereafter, based upon a treasury interest rate index plus a certain margin, subject to annual and lifetime rate adjustment limits. Throughout 1999 HMN sold the majority of the fixed rate one-to-four family mortgage loan originations in order to reduce its interest rate risk. In 1998 HMN hired experienced commercial loan officers who have actively pursued commercial real estate and other commercial business loans to small and medium sized businesses. HMN also offers a competitive array of consumer loan products which include both open lines and closed ended home equity loans as well as other consumer loans. The home equity line of credit has an adjustable interest rate based upon the Wall Street Journal prime rate plus a margin.

     LOAN PORTFOLIO COMPOSITION. The following information concerning the composition of HMN's loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of December 31:


                                              1999                   1998                    1997
                                       -------------------    -------------------    --------------------
(DOLLARS IN THOUSANDS)                  AMOUNT     PERCENT     AMOUNT     PERCENT     AMOUNT     PERCENT
                                       --------    -------    --------    -------    --------    --------
REAL ESTATE LOANS:
 One-to-four family..................  $344,674     70.95%    $365,496     79.31%    $395,668     87.58%
 Multi-family........................     8,489      1.75        4,719      1.02        2,717      0.60
 Commercial..........................    43,894      9.04       28,990      6.29       10,572      2.34
 Construction or development.........    16,046      3.30       15,155      3.29        5,725      1.27
                                       --------    ------     --------    ------     --------    ------
    Total real estate loans..........   413,103     85.04      414,360     89.91      414,682     91.79
                                       --------    ------     --------    ------     --------    ------
OTHER LOANS:
 Consumer loans:
  Savings account....................       733      0.15          994      0.22        1,362      0.30
  Education..........................        85      0.02          118      0.03          123      0.03
  Automobile.........................     4,532      0.93        2,897      0.63        2,438      0.54
  Home equity line...................    22,437      4.62       19,476      4.22       19,490      4.31
  Home equity........................    17,349      3.57        9,566      2.08        7,176      1.59
  Home improvement...................       321      0.07          436      0.09          652      0.14
  Other..............................     2,779      0.57        1,313      0.28          624      0.14
                                       --------    ------     --------    ------     --------    ------
    Total consumer loans.............    48,236      9.93       34,800      7.55       31,865      7.05
 Commercial business loans...........    24,435      5.03       11,695      2.54        5,226      1.16
                                       --------    ------     --------    ------     --------    ------
    Total other loans................    72,671     14.96       46,495     10.09       37,091      8.21
                                       --------    ------     --------    ------     --------    ------
       Total loans...................   485,774    100.00%     460,855    100.00%     451,773    100.00%
                                                   ------                 ------                 ------
                                                   ------                 ------                 ------
LESS:
 Loans in process....................     2,771                  7,997                  4,562
 Unamortized discounts...............       297                    414                    547
 Net deferred loan fees..............     1,537                  1,948                  1,847
 Allowance for losses on loans.......     3,273                  3,041                  2,748
                                       --------               --------               --------
       Total loans receivable, net...  $477,896               $447,455               $442,069
                                       --------               --------               --------
                                       --------               --------               --------

                                                     1996                   1995
                                             -------------------    --------------------
(DOLLARS IN THOUSANDS)                        AMOUNT     PERCENT     AMOUNT      PERCENT
                                             --------    -------    --------     -------
REAL ESTATE LOANS:
 One-to-four family.......................   $321,340     90.19%    $292,497      90.62%
 Multi-family.............................        280      0.08          361       0.11
 Commercial...............................      7,918      2.22        8,744       2.71
 Construction or development..............      3,474      0.98        5,082       1.58
                                             --------    ------     --------     ------
    Total real estate loans...............    333,012     93.47      306,684      95.02
                                             --------    ------     --------     ------
OTHER LOANS:
 Consumer loans:
  Savings account.........................        938      0.26        1,210       0.37
  Education...............................        467      0.13          342       0.11
  Automobile..............................        566      0.16          671       0.21
  Home equity line........................     11,881      3.33        3,509       1.09
  Home equity.............................      5,927      1.67        7,997       2.47
  Home improvement........................        585      0.16          785       0.24
  Other...................................        568      0.16          545       0.17
                                             --------    ------     --------     ------
    Total consumer loans..................     20,932      5.87       15,059       4.66
 Commercial business loans................      2,344      0.66        1,018       0.32
                                             --------    ------     --------     ------
    Total other loans.....................     23,276      6.53       16,077       4.98
                                             --------    ------     --------     ------
       Total loans........................    356,288    100.00%     322,761     100.00%
                                                         ------                  ------
                                                         ------                  ------
LESS:
 Loans in process.........................      2,814                  3,531
 Unamortized discounts....................        417                    289
 Net deferred loan fees...................      1,695                  1,899
 Allowance for losses on loans............      2,340                  2,191
                                             --------               --------
       Total loans receivable, net........   $349,022               $314,851
                                             --------               --------
                                             --------               --------

         The following table shows the composition of HMN's loan portfolio by fixed- and adjustable-rate loans as of December 31:

                                                          1999                     1998                      1997
                                                   ------------------      --------------------      --------------------
(DOLLARS IN THOUSANDS)                              Amount    Percent       Amount      Percent       Amount      Percent
                                                   --------   -------      --------     -------      --------     -------
FIXED-RATE LOANS
 Real estate:
  One-to-four family
   GEM.........................................    $ 51,309     10.56%     $ 56,211       12.20%     $ 53,258       11.79%
   Other.......................................     187,796     38.66       227,790       49.43       256,263       56.72
                                                   --------   -------      --------     -------      --------     -------
    Total one-to-four family...................     239,105     49.22       284,001       61.63       309,521       68.51
  Multi-family.................................       7,549      1.56         3,509        0.76         2,490        0.55
  Commercial...................................      27,801      5.72        17,768        3.86         1,914        0.42
  Construction or development..................       5,011      1.03         9,366        2.03         3,180        0.71
                                                   --------   -------      --------     -------      --------     -------
    Total fixed-rate real estate loans.........     279,466     57.53       314,644       68.27       317,105       70.19
                                                   --------   -------      --------     -------      --------     -------
 Consumer loans:
  Savings......................................         733      0.15           994        0.22         1,362        0.30
  Education....................................          85      0.02             0        0.00             0        0.00
  Automobile...................................       4,532      0.93         2,897        0.63         2,437        0.54
  Home equity..................................      16,962      3.49         9,384        2.04         6,701        1.48
  Home improvement.............................         321      0.07           436        0.09           652        0.14
  Other........................................       2,696      0.55         1,175        0.25           612        0.14
                                                   --------   -------      --------     -------      --------     -------
    Total consumer loans.......................      25,329      5.21        14,886        3.23        11,764        2.60
                                                   --------   -------      --------     -------      --------     -------
 Commercial business loans.....................      18,936      3.90        10,157        2.20         5,226        1.16
                                                   --------   -------      --------     -------      --------     -------
    Total other loans..........................      44,265      9.11        25,043        5.43        16,990        3.76
                                                   --------   -------      --------     -------      --------     -------
    Total fixed-rate loans.....................     323,731     66.64       339,687       73.71       334,095       73.95
                                                   --------   -------      --------     -------      --------     -------
ADJUSTABLE-RATE LOANS
 Real estate:
  One-to-four family...........................     105,569     21.73        81,495       17.68        86,147       19.07
  Multi-family.................................         724      0.15         1,210        0.26           227        0.05
  Commercial...................................      16,309      3.36        11,222        2.44         8,658        1.92
  Construction or development..................      11,035      2.27         5,789        1.26         2,545        0.56
                                                   --------   -------      --------     -------      --------     -------
    Total adjustable-rate real estate loans....     133,637     27.51        99,716       21.64        97,577       21.60
 Consumer (home equity and other)..............      22,907      4.72        19,914        4.32        20,101        4.45
 Commercial business loans.....................       5,499      1.13         1,538        0.33             0        0.00
                                                   --------   -------      --------     -------      --------     -------
    Total adjustable-rate loans................     162,043     33.36       121,168       26.29       117,678       26.05
                                                   --------   -------      --------     -------      --------     -------
    Total loans................................     485,774    100.00%      460,855      100.00%      451,773      100.00%
                                                   --------   -------      --------     -------      --------     -------
                                                              -------                   -------                   -------
LESS
 Loans in process..............................       2,771                   7,997                     4,562
 Unamortized discounts.........................         297                     414                       547
 Net deferred loan fees........................       1,537                   1,948                     1,847
 Allowance for losses on loans.................       3,273                   3,041                     2,748
                                                   --------                --------                  --------
    Total loans receivable, net................    $477,896                $447,455                  $442,069
                                                   --------                --------                  --------
                                                   --------                --------                  --------

                                                              1996                     1995
                                                      -------------------       --------------------
(DOLLARS IN THOUSANDS)                                 Amount     Percent        Amount      Percent
                                                      --------    -------       --------     -------
FIXED-RATE LOANS
 Real estate:
  One-to-four family
   GEM...........................................     $ 48,831      13.71%      $ 30,175        9.35%
   Other.........................................      187,519      52.63        181,401       56.20
                                                      --------    -------       --------     -------
    Total one-to-four family.....................      236,350      66.34        211,576       65.55
  Multi-family...................................          223       0.06            302        0.10
  Commercial.....................................        1,276       0.36          1,518        0.47
  Construction or development....................        2,970       0.83          4,848        1.50
                                                      --------    -------       --------     -------
    Total fixed-rate real estate loans...........      240,819      67.59        218,244       67.62
                                                      --------    -------       --------     -------
 Consumer loans:
  Savings........................................          938       0.26          1,210        0.37
  Education......................................          434       0.12            299        0.09
  Automobile.....................................          566       0.16            671        0.21
  Home equity....................................        5,338       1.50          7,254        2.25
  Home improvement...............................          585       0.16            785        0.24
  Other..........................................          568       0.16            545        0.17
                                                      --------    -------       --------     -------
    Total consumer loans.........................        8,429       2.36         10,764        3.33
                                                      --------    -------       --------     -------
 Commercial business loans.......................        1,344       0.38          1,018        0.32
                                                      --------    -------       --------     -------
    Total other loans............................        9,773       2.74         11,782        3.65
                                                      --------    -------       --------     -------
    Total fixed-rate loans.......................      250,592      70.33        230,026       71.27
                                                      --------    -------       --------     -------
ADJUSTABLE-RATE LOANS
 Real estate:
  One-to-four family.............................       84,990      23.85         80,921       25.07
  Multi-family...................................           57       0.02             59        0.02
  Commercial.....................................        6,642       1.87          7,226        2.24
  Construction or development....................          504       0.14            234        0.07
                                                      --------    -------       --------     -------
    Total adjustable-rate real estate loans......       92,193      25.88         88,440       27.40
 Consumer (home equity and other)................       12,503       3.51          4,295        1.33
 Commercial business loans.......................        1,000       0.28              0        0.00
                                                      --------    -------       --------     -------
    Total adjustable-rate loans..................      105,696      29.67         92,735       28.73
                                                      --------    -------       --------     -------
    Total loans..................................      356,288     100.00%       322,761      100.00%
                                                      --------    -------       --------     -------
                                                                  -------                    -------
LESS
 Loans in process................................        2,814                     3,531
 Unamortized discounts...........................          417                       289
 Net deferred loan fees..........................        1,695                     1,899
 Allowance for losses on loans...................        2,340                     2,191
                                                      --------                  --------
    Total loans receivable, net..................     $349,022                  $314,851
                                                      --------                  --------
                                                      --------                  --------

                                       6

         The following schedule illustrates the interest rate sensitivity of HMN's loan portfolio at December 31, 1999. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. Scheduled repayments of principal are reflected in the year in which they are scheduled to be paid.

                                                    Real Estate
                          ----------------------------------------------------------------------
                                                    Multi-family and
                           One-to-four Family          Commercial               Construction
                          ----------------------   ----------------------   --------------------
                                      Weighted                  Weighted                Weighted
                                       Average                  Average                  Average
(DOLLARS IN THOUSANDS)      Amount      Rate        Amount        Rate       Amount       Rate
                           -------      -----      -------       ------     -------      ------
      Due During
     Years Ending
     December 31,
2000(1)................      $ 22,853    7.41%     $   5,498     8.97%     $   9,329     8.18%
2001...................        19,678    7.29          3,644     8.49          2,700     8.50
2002...................        19,568    7.24          4,000     8.22            260     8.58
2003 through 2004......        40,196    7.21         10,997     8.36             83     7.56
2005 through 2009......        94,329    7.16         19,472     8.21            273     7.58
2010 through 2024......       130,735    7.12          8,772     8.18          1,955     7.60
2025 and following.....        17,315    7.06              0     0.00          1,446     7.58
                           ----------              ---------                --------
                           $  344,674              $  52,383               $  16,046
                           ----------              ---------                --------
                           ----------              ---------                --------

                                                             Commercial
                                     Consumer                 Business                   Total
                              ---------------------    ----------------------      --------------------
                                          Weighted                  Weighted                   Weighted
                                          Average                   Average                    Average
(DOLLARS IN THOUSANDS)          Amount      Rate        Amount        Rate          Amount       Rate
                               -------     ------       ------       ------        -------      -----
      Due During
     Years Ending
     December 31,
2000(1)................    $     1,936    10.40%        $   3,787     8.78%      $   43,403     8.02%
2001...................            746     9.82             1,567     8.33           28,335     7.68
2002...................          2,167     9.18             3,238     8.33           29,233     7.65
2003 through 2004......          7,495     8.24            11,417     8.26           70,188     7.67
2005 through 2009......          5,254     8.67             1,815     8.71          121,143     7.42
2010 through 2024......         30,638     9.40             2,611     7.91          174,711     7.59
2025 and following.....              0     0.00                 0     0.00           18,761     7.10
                            ----------                  ---------                 ----------
                            $   48,236                  $  24,435                  $485,774
                            ----------                  ---------                 ----------
                            ----------                  ---------                 ----------

     (1) Includes demand loans, loans having no stated maturity, overdraft loans and education loans.

 The total amount of loans due after December 31, 2000 which have predetermined interest rates is $292.0 million, while the total amount of loans due after such dates which have floating or adjustable interest rates is $144.1 million.

 At December 31, 1999 construction or development loans for one-to-four family dwellings totaled $6.3 million, multi-family totaled $4.0 million, and non-residential totaled $5.7 million.

         Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), the aggregate amount of loans that the Bank is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a "readily ascertainable" value or 30% for certain residential development loans). At December 31, 1999, based upon the 15% limitation, the Bank's regulatory limit for loans-to-one borrower was approximately $7.2 million. However, at December 31, 1999, the largest dollar amount outstanding to one borrower or group of related borrowers was $6.27 million. This loan, which is secured by a shopping mall located in Winona, Minnesota, was performing in accordance with its terms at December 31, 1999.

         The Bank's Mortgage and Consumer Loan Committee is responsible for review and approval of all loans over the FHLMC/FNMA conforming loan dollar limits (the Limit) originated by the Bank. For the majority of 1999 the Limit was $240,000, compared to $227,150 for the majority of 1998. Approval of one member of the Loan Committee is required on all loans ranging from the Limit to $500,000. Loans greater than $500,000 must be approved by the Board of Directors of the Bank or its Executive Committee after review and preliminary approval by the Loan Committee. All loans closed each month are reviewed by the Board of Directors at its regularly scheduled meetings.

         The Bank's commercial loan officers have the authority to approve loans which meet the guidelines established by the commercial loan policy for loans up to $250,000. The Bank's Commercial Loan Committee is responsible for reviewing and approving commercial loans which range from $250,001 to $4.0 million. Loans exceeding the $4.0 million must be approved by the Board of Directors.

         All of the Bank's lending is subject to its written underwriting standards and to loan origination procedures. Decisions on loan applications are made on the basis of detailed applications and property valuations (consistent with the Bank's appraisal policy) by the Bank's staff appraiser or an independent appraiser. The loan applications are designed primarily to determine the borrower's ability to repay. The more significant items on the application are verified through use of credit reports, financial statements, tax returns and/or confirmations. The Bank also offers the Home Credit Plus Program which relies on the credit score of the loan applicant instead of income, asset and employment verification procedures. The Bank also offers low or alternative documentation underwriting procedures which conform to FNMA underwriting guidelines.

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

         ONE-TO-FOUR FAMILY RESIDENTIAL REAL ESTATE LENDING. At December 31, 1999 HMN's one-to-four family real estate loans totaled $344.7 million, a decline of $20.8 million, compared to $365.5 million at December 31, 1998 which declined by $30.2 million compared to $395.7 million at December 31, 1997. In order to reduce its interest rate risk the Bank sold 62% of all one-to-four family mortgage loans originated or refinanced during 1999. The Bank converted $6.9 million of one-to-four family loans during 1999 into mortgage-backed securities (securitization) and transferred the securities into securities available for sale. It also sold another $10.2 million of one-to-four family loans from the loan portfolio. The impact of the loan securitization and sales when coupled with the principal repayments caused the one-to-four family loan portfolio to decline by $20.8 million during 1999. During 1998, the Bank securitized and sold $27.9 million of one-to-four family residential loans out of its loan portfolio. It also sold approximately 44% of the Bank's one-to-four family residential loans that were originated or refinanced in 1998. The loan securitizations and the loan sales, when coupled with the accelerated prepayments experienced in the loan portfolio during 1998, caused the one-to-four family real estate loan portfolio to decline $30.2 million from December 31, 1997 to December 31, 1998.

         On December 5, 1997 the Bank merged with Marshalltown Financial Corporation ("MFC"). The Loan Portfolio Composition table includes for December 31, 1997, $62.9 million of one-to-four family residential loans, $2.3 million of multi-family residential, $2.1 million of commercial real estate and $2.6 million of consumer loans which were acquired in the MFC merger.

         The GEM loans require payments which increase after the first year. Under the GEM loans, the monthly payments required for the first year are established based on a 30-year amortization schedule. Depending upon the program selected, the payments may increase in the succeeding years by amounts ranging from 0% to 5%. Most of the GEM loans originated by HMN provide for at least three annual payment increases over the first five years of the loan. The increased payments required under GEM loans are applied to principal and have the effect of shortening the term to maturity; the GEM loans do not permit negative amortization. HMN has primarily offered two GEM programs, one with a contractual maturity of approximately 17 years and one with a contractual maturity of approximately 22 years. The GEMs are generally priced based upon loans with similar contractual maturities. The GEMs have been popular with consumers who anticipate future increases in income and who desire an amortization schedule of less than 30 years. During 1999 the GEM program was discontinued by HMN. At December 31, 1999, HMN had $51.3 million of GEM loans, a decrease of $3.9 million from $56.2 million at December 31, 1998, compared to $53.3 million at December 31, 1997, $48.8 million at December 31, 1996 and $30.2 million at December 31, 1995.

         In addition to the GEM loan program, HMN offers other conventional fixed-rate one-to-four family loans with maximum terms of up to 30 years. HMN generally sells the majority of new loan originations or refinances with fixed rates and terms to maturity ranging from 15 years to 30 years that are eligible for sale in the secondary market. The interest rates charged on the fixed-rate loan products are generally set based on the FNMA or FHLMC delivery rates, as well as other competitive factors. At December 31, 1999, HMN had $187.8 million of fixed-rate one-to-four family mortgage loans, a decrease of $40.0 million compared to $227.8 million at December 31, 1998, $256.3 million at December 31, 1997, $187.5 million at December 31, 1996 and $181.4 at December 31, 1995.

         HMN also offers one-year ARMs at a margin (generally 275 basis points) over the yield on the Average Monthly One Year U.S. Treasury Constant Maturity Index for terms of up to 30 years. The ARM loans currently offered by HMN allow the borrower to select (subject to pricing) an initial period of one year, three years, or five years between the loan origination and the date the first interest rate change occurs. Generally, the ARMs provide for up to a 200 basis point annual interest rate change cap and a lifetime cap 600 basis points over or under the initial rate. Initial interest rates offered on the ARM loans during 1999 ranged from 198 basis points below the fully indexed loan rate to 275 basis points over the fully indexed loan rate. All borrowers are now qualified for the loan at the fully indexed rate. HMN's originated ARMs do not permit negative amortization of principal, do not contain prepayment penalties and generally are not convertible into fixed-rate loans. See "-Delinquencies and Non-Performing Assets." In the past, the Bank offered one-year ARMs with a margin of 200 to 235 basis points over a specified index and an average annual cap of 145 basis points. At December 31, 1999, the one-to-four family ARMs totaled $105.6 million, an increase of $24.1 million compared to $81.5 million at December 31, 1998, $86.1 million at December 31, 1997, $85.0 million at December 31, 1996 and $80.9 million at December 31, 1995.

         HMN has also originated a limited number of fixed-rate loans with terms up to 30 years which are insured by the Federal Housing Authority ("FHA"), Veterans Administration ("VA") and Minnesota Home Finance Administration ("MHFA").

         In underwriting one-to-four family residential real estate loans, HMN evaluates the borrower's credit history, ability to make principal, interest and escrow payments, and the value of the property that will secure the loan and debt to income ratios. Properties securing one-to-four family residential real estate loans made by

HMN are appraised by independent fee appraisers or by HMN's staff appraiser. HMN originates residential mortgage loans with loan-to-value ratios of up to 95% for owner-occupied homes and up to 70% for non-owner occupied homes; however, private mortgage insurance is generally required to reduce HMN's exposure to 80% or less. HMN generally seeks to underwrite its loans in accordance with secondary market standards.

         HMN's residential mortgage loans customarily include due-on-sale clauses giving it the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the property subject to the mortgage.

         COMMERCIAL REAL ESTATE AND MULTI-FAMILY LENDING. HMN originates permanent commercial real estate and multi-family loans secured by properties located in its market area. It also purchases commercial real estate and multi-family loans outside of its market area originated by other third parties. Commercial real estate loans totaled $43.9 million at December 31, 1999, an increase of $14.9 million from $29.0 million at December 31, 1998, compared to $10.6 million at December 31, 1997, $7.9 million at December 31, 1996 and $8.7 million at December 31, 1995. Multi-family loans totaled $8.5 million at December 31, 1999, an increase of $3.8 million from $4.7 million at December 31, 1998, compared to $2.7 million at December 31, 1997.

         The commercial real estate and multi-family loan portfolio includes loans secured by motels, hotels, apartment buildings, churches, small office buildings, small business facilities, shopping malls, nursing homes and other non-residential building properties primarily located in the upper Midwestern United States.

         Permanent commercial real estate and multi-family loans are generally originated for a maximum term of 15 years and may have longer amortization periods with balloon maturity features. The interest rates may be fixed for the term of the loan or have adjustable features which are tied to prime or a treasury index. Commercial real estate and multi-family loans are generally written in amounts of up to 75% of the lesser of the appraised value of the property or the purchase price and generally have a debt service coverage ratio of at least 120%. The debt service coverage is the ratio of net cash from operations before payment of debt to debt service. HMN may originate construction loans secured by commercial or multi-family real estate, or may purchase participation interests in third party originated construction loans secured by commercial or multi-family real estate.

         Appraisals on commercial real estate and multi-family real estate properties are performed by independent appraisers prior to the time the loan is made. All appraisals on commercial and multi-family real estate are reviewed and approved by a commercial loan officer. The Bank's underwriting procedures require verification of the borrower's credit history, income and financial statements, banking relationships, references and income projections for the property. All commercial real estate and multi-family loans over $250,000 must be approved by a majority of the commercial loan committee prior to closing. The commercial loan policy generally requires personal guarantees from the proposed borrowers. Once the loan is closed, HMN performs an annual on-site inspection on collateral properties for loans with balances in excess of $250,000 and also includes an annual review of the financial performance of the property to determine that it is performing as anticipated.

         At December 31, 1999, HMN's two largest commercial real estate loans totaled $6.3 million and $5.0 million. The first loan is secured by a shopping mall in Winona, Minnesota and the second loan is secured by a hotel and other commercial real estate in St. Cloud, Minnesota. Both of these loans were performing at December 31, 1999.

         Multi-family and commercial real estate loans generally present a higher level of risk than loans secured by one-to-four family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family and commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired. At December 31, 1999, HMN did not have any commercial real estate loans or multi-family loans which were 90 days or more delinquent.

         CONSTRUCTION LENDING. HMN makes construction loans to individuals for the construction of their residences and to builders for the construction of one-to-four family residences. It also makes a very limited number of loans to builders for houses built on speculation. Construction loans also include commercial real estate loans. HMN had $16.0 million of construction loans outstanding at December 31, 1999, an increase of $891,000 from $15.2 million at December 31, 1998, compared to $5.7 million at December 31, 1997, $3.5 million at December 31, 1996 and $5.1 million at December 31, 1995.

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

         Construction loans to owner occupants are generally made in amounts of up to 95% of the lesser of cost or appraised value, but no more than 85% of the loan proceeds can be disbursed until the building is completed. The loan-to-value ratios on loans to builders are limited to 70%. Prior to making a commitment to fund a construction loan, HMN requires an appraisal of the property and financial data and verification of income on the borrower. HMN obtains personal guarantees for substantially all of its construction loans to builders. Personal financial statements of guarantors are also obtained as part of the loan underwriting process. Generally construction loans have been located in HMN's market area.

         Construction loans are obtained principally through continued business from builders and developers who have previously borrowed from the Bank, as well as referrals from existing customers and walk-in customers. The application process includes a submission to the Bank of accurate plans, specifications and costs of the project to be constructed. These items are used as a basis to determine the appraised value of the as built subject property.

         At December 31, 1999 construction real estate loans totaled $16.0 million of which one-to-four family residential loans totaled $6.4 million, multi-family residential totaled $4.0 million and construction on commercial real estate totaled $5.6 million.

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

         CONSUMER LENDING. HMN originates a variety of different types of consumer loans, including home equity loans (open-ended and closed-ended), education, automobile, home improvement, deposit account and other loans for household and personal purposes. At December 31, 1999, consumer loans totaled $48.2 million, an increase of $13.4 million from $34.8 million at December 31, 1998, compared to $31.9 million at December 31, 1997, $20.9 million at December 31, 1996 and $15.1 million at December 31, 1995.

         Consumer loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower. HMN's consumer loans are made at fixed and adjustable interest rates, with terms of up to 20 years for secured loans and up to three years for unsecured loans.

         HMN's home equity loans are written so that the total commitment amount, when combined with the balance of any other outstanding mortgage liens, may not exceed 95% of the appraised value of the property. The closed-end home equity loans are written with fixed- or adjustable-rates with terms of up to 15 years. The open-end home equity lines are written with an adjustable rate with terms of up to 20 years, a 10 year draw period which requires "interest only" payments and a 10 year repayment period which fully amortizes the outstanding balance. The consumer may access the open-end home equity line either by making a withdrawal at the Bank or writing a check on the home equity line of credit account. HMN's closed ended home equity loans totaled $17.3 million at December 31, 1999, an increase of $7.7 million from $9.6 million at December 31, 1998, compared to $7.2 million at December 31, 1997, $5.9 million at December 31, 1996 and $8.0 million at December 31, 1995. HMN's open-ended home equity lines totaled $22.4 million at December 31, 1999, an increase of $2.9 million from $19.5 million at December 31, 1998, compared to $19.5 million at December 31, 1997, $11.9 million at December 31, 1996 and $3.5 million at December 31, 1995.

         The underwriting standards employed by the Bank for consumer loans include a determination of the applicant's payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount. Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At December 31, 1999, $177,000 of the consumer loan portfolio was non-performing. There can be no assurance that delinquencies will not increase in the future.

         COMMERCIAL BUSINESS LENDING. In order to satisfy the demand for financial services available to individuals and businesses in its market area, historically HMN has maintained a portfolio of commercial business loans primarily to small retail operations, small manufacturing concerns and professional firms. More recently HMN has expanded it commercial business loans to loans collateralized by inventory and or receivables and leasehold interests on equipment HMN's commercial business loans generally have terms ranging from six months to five years and may have either fixed or variable interest rates. HMN's commercial business loans generally include personal guarantees and are usually, but not always, secured by business assets such as inventory, equipment, leasehold interests in equipment fixtures, real estate and accounts receivables. The underwriting process for commercial business loans includes consideration of the borrower's financial statements, tax returns, projections of future business operations and inspection of the subject collateral, if any. HMN has also purchased participation interests in commercial business loans from third party originators. The underlying collateral for the loans are generally inventory or equipment and generally have repayment periods of less than ten years. Commercial business loans totaled $24.4 million at

December 31, 1999, an increase of $12.7 million from $11.7 million at December 31, 1998, compared to $5.2 million at December 31, 1997, $2.3 million at December 31, 1996 and $1.0 million at December 31, 1995.

         Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. At December 31, 1999, there were no delinquent commercial business loans.

ORIGINATIONS, PURCHASES AND SALES OF LOANS AND MORTGAGE-BACKED AND RELATED SECURITIES

         Real estate loans are generally originated by HMN's staff of salaried and commissioned loan officers. Loan applications are taken in all branch offices.

         While HMN originates both fixed- and adjustable-rate loans, its ability to originate loans is dependent upon the relative customer demand for loans in its market. Demand is affected by the interest rate environment. During the last several years, the dollar volume of originated conventional fixed-rate, one-to-four family loans has exceeded the dollar volume of GEMs and ARMs.

         In order to supplement loan demand in HMN's market area and geographically diversify its loan portfolio, HMN purchases real estate loans from selected sellers, with yields based upon current market rates. HMN carefully reviews and underwrites all loans to be purchased to ensure that they meet HMN's under-writing standards. The seller generally continues to service these purchased loans. HMN originated $142.2 million of loans during 1999, a decrease of $6.5 million from $148.7 million for the year ended December 31, 1998, compared to $68.1 million for the year ended December 31, 1997. HMN purchased $70.0 million of loans during 1999 compared to $71.0 million for the year ended December 31, 1998 and $71.8 million for the year ended December 31, 1997. The majority of the purchased one-to-four family loans have interest rates that are fixed for a one, three or five year period and then adjust annually thereafter or were 15 year fixed-rate loans. The commercial real estate and commercial business loans purchased have terms and interest rates which are similar in nature to HMN's originated commercial and business portfolio. All purchased loans are reviewed to determine that each loan meets certain underwriting requirements. Refer to Note 6 of the Notes to Consolidated Financial Statements in the Annual Report for more information on purchased loans.

         HMN has substantial holdings of mortgage-backed and related securities which are held, depending on the investment intent, in the "available for sale" portfolio. HMN purchased $20.4 million of mortgage-backed securities during 1999, a decrease of $93.4 million from purchases of $113.8 million for 1998 and $27.5 million in purchases for 1997. HMN sold $29.3 million of mortgage-backed securities during the year ended December 31, 1999, a decrease of $67.2 million, compared to sales of $96.5 million for the year ended December 31, 1998 and sales of $67.9 million for the year ended December 31, 1997. During 1999 cash flow from the mortgage-backed security portfolio generally was needed to fund loans. See --"Investment Activities."

         The following table shows the loan and mortgage-backed and related securities origination, purchase, acquisition, sale and repayment activities of HMN for the periods indicated.


(DOLLARS IN THOUSANDS)
LOANS                                                                 Year Ended December 31,
 ORIGINATIONS BY TYPE:                                        1999             1998              1997
                                                          ---------------------------------------------
  Adjustable-rate:
   Real estate   - one-to-four family .................   $   5,965             2,328             1,987
                 - multi-family .......................         818                 0                 0
                 - commercial .........................      12,336             5,388             1,000
                 - construction or development ........      10,171               787               375
   Non-real estate - consumer .........................      17,481            15,689            16,871
                   - commercial business ..............      16,671               176                 0
                                                          ---------         ---------         ---------
         Total adjustable-rate ........................      63,442            24,368            20,233
                                                          ---------         ---------         ---------
  Fixed-rate:
   Real estate   - one-to-four family .................       8,240            44,413            32,024
                 - multi-family .......................       2,597             1,694               263
                 - commercial .........................      15,791            16,882                50
                 - construction or development ........       9,544            10,626             6,539
   Non-real estate - consumer .........................      23,267            13,100             7,579
                   - commercial business ..............      19,305            37,672             1,409
                                                          ---------         ---------         ---------
         Total fixed-rate .............................      78,744           124,387            47,864
                                                          ---------         ---------         ---------
         Total loans originated .......................     142,186           148,755            68,097
                                                          ---------         ---------         ---------
 PURCHASES:
   Real estate   - one-to-four family .................      47,975            58,512            67,213
                 - multi-family .......................           0             8,571                 0
                 - commercial .........................      10,673             1,172                 0
                 - construction or development ........       6,793                 0             2,425
   Non-real estate - commercial business ..............       4,123             2,731             2,174
                                                          ---------         ---------         ---------
         Total loans purchased ........................      69,564            70,986            71,812
                                                          ---------         ---------         ---------
ACQUISITION:
   Real estate   - one-to-four family .................           0                 0            63,328
                 - multi-family .......................           0                 0             2,308
                 - commercial .........................           0                 0             2,099
   Non-real estate - consumer .........................           0                 0             2,599
                                                          ---------         ---------         ---------
        Total loans acquired ..........................           0                 0            70,334
                                                          ---------         ---------         ---------
 Transfers from loans held for sale ...................           0                 0                96
 SALES AND REPAYMENTS:
   Real estate   - one-to-four family .................           0             5,878             8,969
                 - commercial .........................         685               650                 0
   Non-real estate - consumer .........................         246               238               339
                                                          ---------         ---------         ---------
         Total sales ..................................         931             6,766             9,308
                                                          ---------         ---------         ---------
   Loans securitized and transferred to securities ....       6,925            27,953            16,526
   Transfers to loans held for sale ...................      10,187            52,295             4,347
   Principal repayments ...............................     163,691           106,824            84,244
                                                          ---------         ---------         ---------
         Total reductions .............................     181,734           193,838           114,425
                                                          ---------         ---------         ---------
   Decrease in other items, net .......................      (5,097)          (20,517)           (2,867)
                                                          ---------         ---------         ---------
         Net increase .................................   $  24,919             5,386            93,047
                                                          ---------         ---------         ---------
                                                          ---------         ---------         ---------



MORTGAGE-BACKED AND RELATED SECURITIES
     Loans securitized and transferred to securities ....   $  6,925           27,953           16,526
 PURCHASES:
  Mortgage-backed securities:(1)
    Adjustable-rate .....................................          0                0                0
    Fixed-rate ..........................................          0            1,766            3,426
  CMOs and REMICs:
    Adjustable-rate .....................................          0           76,174            3,417
    Fixed-rate ..........................................     20,385           35,839           20,617
                                                            --------         --------         --------
        Total purchases .................................     20,385          113,779           27,460
                                                            --------         --------         --------
 ACQUISITION:
   Adjustable-rate mortgage-backed securities ...........          0                0           12,522
   Fixed-rate mortgage-backed securities ................          0                0           25,738
                                                            --------         --------         --------
        Total acquisitions ..............................          0                0           38,260
                                                            --------         --------         --------
SALES:
  Mortgage-backed securities:(1)
    Adjustable-rate .....................................      6,913           24,955            9,535
    Fixed-rate ..........................................      1,143           46,432              344
  CMOs and REMICs:
    Adjustable-rate .....................................     17,466           13,765           26,486
    Fixed-rate ..........................................      3,815           11,366           31,529
                                                            --------         --------         --------
        Total sales .....................................     29,337           96,518           67,894
                                                            --------         --------         --------
 PRINCIPAL REPAYMENTS:
  Decrease in other items, net ..........................    (40,342)         (38,003)         (13,578)
                                                            --------         --------         --------
     Net increase (decrease) ............................   $(42,369)           7,211              774
                                                            --------         --------         --------
                                                            --------         --------         --------

--------------------------------
(1) Consists of pass-through securities.


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

         The following table sets forth HMN's loan delinquencies by type, by amount and by percentage of type at December 31, 1999.

                                                    Loans Delinquent For:
                          -------------------------------------------------------------------           Total Delinquent
                                     60-89  Days                     90 Days and Over                        Loans
                          --------------------------------   --------------------------------     ------------------------------
                                                   Percent                            Percent                           Percent
                                                   of Loan                            of Loan                           of Loan
(DOLLARS IN THOUSANDS)    Number      Amount      Category   Number       Amount     Category     Number     Amount    Category
                          -----       ------      --------   ------       ------     --------     ------     ------    --------
One-to-four family
  real estate ........       10       $  447          0.13%       8       $  640       0.19%        18       $1,087      0.32%
Multi-family .........        0            0          0.00        0            0       0.00          0            0      0.00
Commercial ...........        0            0          0.00        0            0       0.00          0            0      0.00
Construction or
 development .........        0            0          0.00        0            0       0.00          0            0      0.00
Consumer .............       17          101          0.21       25          178       0.37         42          279      0.58
Commercial
 business ............        0            0          0.00        0            0       0.00          0            0      0.00
                            ---          ---                  -----       ------                 ------      ------
    Total ............       27       $  548          0.11%      33       $  818       0.17%        60       $1,366      0.28%
                            ---          ---                  -----       ------                 ------      ------
                            ---          ---                  -----       ------                 ------      ------

         CLASSIFICATION OF ASSETS. Federal regulations require that each savings institution classify its own assets on a regular basis. In addition, in connection with examinations of savings institutions, the Office of Thrift Supervision (OTS) and FDIC examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: Substandard, Doubtful and Loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of Substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as Loss is considered uncollectible and of such little value that continuance as an asset on the balance sheet of the institution is not warranted. Assets classified as Substandard or Doubtful require the institution to establish prudent general allowances for loan losses. If an asset or portion thereof is classified as Loss, the institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified as Loss, or charge off such amount. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the District Director of the OTS. On the basis of management's review of its assets, at December 31, 1999, the Bank had classified a total of $912,000 of its loans and other assets as follows:

                                                Real Estate
                           -------------------------------------------------
                                             Construction         Commercial
(DOLLARS IN THOUSANDS)     One-to-Four            or                  and                             Commercial
                             Family          Development        Multi-family        Consumer           Business        Total
                           -----------       ------------       ------------        --------          ----------       ------
Substandard ......            $727                  0                  0                127                  0           854
Doubtful .........               0                  0                  0                  0                  0             0
Loss .............               0                  0                  0                 58                  0            58
                              ----               ----               ----               ----               ----          ----
    Total ........            $727                  0                  0                185                  0           912
                              ----               ----               ----               ----               ----          ----
                              ----               ----               ----               ----               ----          ----

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

                                                                                 December 31,
                                                        ------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                    1999          1998          1997       1996          1995
                                                         ------        ------        ------      -----         -----
Non-accruing loans:
 Real estate:
   One-to-four family.............................       $ 165          317           177           235           196
   Commercial real estate.........................           0           73            79            83            85
   Consumer.......................................         177           86             7             7            32
   Commercial business............................           0            0             0            13           128
                                                          ----         ----          ----          ----          ----
     Total........................................         342          476           263           338           441
                                                          ----         ----          ----          ----          ----
Accruing loans delinquent 90 days or more:
   One-to-four family..............................        476          312           365             0             0
   Consumer.......................................           0            0            37             0             0
                                                          ----         ----          ----          ----          ----
     Total........................................         476          312           402             0             0
                                                          ----         ----          ----          ----          ----
Restructured loans:
  Multi-family....................................           0            0             0             0            94

Foreclosed assets:
 Real estate:
   One-to-four family.............................           0           18           142            23           315
                                                          ----         ----          ----          ----          ----
     Total........................................           0           18           142            23           315
                                                          ----         ----          ----          ----          ----
Total non-performing assets.......................       $ 818          806           807           361           850
                                                          ----         ----          ----          ----          ----
                                                          ----         ----          ----          ----          ----
Total as a percentage of total assets.............        0.12%        0.12%         0.12%         0.07%         0.16%
                                                          ----         ----          ----          ----          ----
                                                          ----         ----          ----          ----          ----
Total non-performing loans........................       $ 818         $788          $665          $338          $535
                                                          ----         ----          ----          ----          ----
                                                          ----         ----          ----          ----          ----
Total as a percentage of total
 loans receivable, net............................        0.17%        0.18%         0.15%         0.10%         0.17%
                                                          ----         ----          ----          ----          ----
                                                          ----         ----          ----          ----          ----

         For the year ended December 31, 1999, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $34,943. The amounts that were included in interest income on such loans during 1999 were $26,424.

         Total non-performing assets were $818,000 at December 31, 1999, an increase of $12,000, compared to $806,000 at December 31, 1998, $807,000 at December 31, 1997 and $361,000 at December 31, 1996. Non-performing assets had the following activity during 1999: sales of $18,000, transfers in of $423,000 and transfers out due to performance of $393,000. Non-performing assets had the following activity during 1998: sales of $142,000, transfers in of $389,000 and transfers out due to performance of $248,000. Non-performing assets had the following activity during 1997: sales of $42,000, charge-offs of $35,000, payments of $80,000 and net transfers to non-performing assets of $603,000. The increase in non-performing assets from 1996 to 1997 is primarily the result of three one-to-four family purchased loans totaling $365,000 that were behind on their payments by more than 90 days and the foreclosure of two one-to-four family mortgages totaling $142,000.

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

         OTHER LOANS OF CONCERN. In addition to the non-performing assets set forth in the table above, as of December 31, 1999 there were $95,000 of loans with known information about the possible credit problems of the borrowers or the cash flows of the secured properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms which may result in the future inclusion of such items in the non-performing asset categories.

         Management has considered the Bank's non-performing and "of concern" assets in establishing its allowance for loan losses.

         ALLOWANCE FOR LOSSES ON LOANS. The following table sets forth an analysis of the Bank's allowance for loan losses for the year ended:


(DOLLARS IN THOUSANDS)                                1999              1998              1997              1996           1995
                                                     ------            ------            ------            ------         ------
Balance at beginning of year ...................     $3,041             2,748             2,341             2,191          1,893
MFC allowance for losses acquired ..............          0                 0               122                 0              0
Provision for losses ...........................        240               310               300               300            300

CHARGE-OFFS
 Real estate:
   One-to-four family ..........................         (1)               (2)               (4)                0              0
   Multi-family ................................          0                 0                 0               (88)             0
 Consumer ......................................         (9)              (17)               (7)               (1)            (2)
 Commercial business ...........................          0                 0               (12)              (61)             0
                                                     -------           -------           -------           -------         ------
     Total charge-offs .........................        (10)              (19)              (23)             (150)            (2)
                                                     -------           -------           -------           -------         ------
RECOVERIES
  Consumer .....................................          2                 0                 0                 0              0
  Commercial business ..........................          0                 2                 8                 0              0
                                                     -------           -------           -------           -------         ------
     Total recoveries ..........................          2                 2                 8                 0              0
                                                     -------           -------           -------           -------         ------
Net charge-offs ................................         (8)              (17)              (15)             (150)            (2)
                                                     -------           -------           -------           -------         ------
Balance at end of year .........................     $3,273             3,041             2,748             2,341          2,191
                                                     -------           -------           -------           -------         ------
                                                     -------           -------           -------           -------         ------
Ratio of net charge-offs during the year to
 average loans outstanding during the year .....       0.00%             0.00%             0.01%             0.05%          0.00%
                                                     -------           -------           -------           -------         ------
                                                     -------           -------           -------           -------         ------
Ratio of allowance for losses on loans to
 total non-performing loans, at end of year ....     400.29%           385.79%           413.17%           691.84%         409.13%
                                                     -------           -------           -------           -------         ------
                                                     -------           -------           -------           -------         ------

The distribution of the Bank's allowance for losses on loans at the dates indicated is summarized as follows:

                                                       DECEMBER 31,
                                      ---------------------------------------------------
                                               1999                     1998
                                      --------------------      ----------------------
                                                  Percent                    Percent
                                                 of Loans                    of Loans
                                                  in Each                    in Each
                                                 Category                    Category
                                                 to Total                    to Total
(DOLLARS IN THOUSANDS)                Amount       Loans        Amount         Loans
                                      ------      -------       ------        -------
Real Estate:
   One-to-four family .............  $  527        70.95%       $  544        79.31%
   Multi-family ...................     133         1.75           142         1.02
   Commercial .....................     533         9.04           797         6.29
   Construction or development ....     231         3.30           455         3.29
Consumer ..........................     674         9.93           546         7.55
Commercial business ...............     291         5.03           328         2.54
Unallocated .......................     884         0.00           229         0.00
                                     ------       ------        ------       ------
     Total ........................  $3,273       100.00%       $3,041       100.00%
                                     ------       ------        ------       ------
                                     ------       ------        ------       ------
                                                                     DECEMBER 31,
                                      ------------------------------------------------------------------------
                                             1997                       1996                      1995
                                      ----------------------   ----------------------       ------------------
                                                   Percent                    Percent                 Percent
                                                   of Loans                   of Loans                of Loans
                                                   in Each                    in Each                 in Each
                                                   Category                   Category                Category
                                                   to Total                   to Total                to Total
(DOLLARS IN THOUSANDS)                 Amount        Loans       Amount        Loans        Amount     Loans
                                       ------       -------      ------       -------      --------   ---------
Real Estate:
   One-to-four family .............    $  560        87.58%      $  496        90.19%      $   452      90.62%
   Multi-family ...................        80         0.60            8         0.08            21       0.11
   Commercial .....................       198         2.34          113         2.22           125       2.71
   Construction or development ....       172         1.27          104         0.98           153       1.58
Consumer ..........................       527         7.05          473         5.87           286       4.66
Commercial business ...............        46         1.16           29         0.66            37       0.32
Unallocated .......................     1,165         0.00        1,118         0.00         1,117       0.00
                                       ------       ------       ------       ------        ------     ------
     Total $ ......................    $2,748       100.00%      $2,341       100.00%       $2,191     100.00%
                                       ------       ------       ------       ------        ------     ------
                                       ------       ------       ------       ------        ------     ------

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

INVESTMENT ACTIVITIES

         HMN and the Bank utilize the available for sale securities portfolio in virtually all aspects of asset/liability management strategy. In making investment decisions, the Investment-Asset/Liability Committee considers, among other things, the yield and interest rate objectives, the credit risk position and the projected cash flow requirements.

         The Bank must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At December 31, 1999, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 16.7%. The Bank's level of liquidity is a result of management's asset/liability strategy. See "Regulation - Liquidity."

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

         The investment strategy of HMN and the Bank has been directed toward a mix of high-quality assets (primarily government and agency obligations) with short and intermediate terms to maturity. At December 31, 1999, HMN did not own any investment securities of a single issuer which exceeded 10% of HMN's stockholder's equity other than U.S. government or federal agency obligations.

         The Bank invests a portion of its liquid assets in interest-earning overnight deposits of the Federal Home Loan Bank of Des Moines ("FHLB") and various money market mutual funds. Other investments include high grade medium-term (up to three years) corporate debt securities, medium-term federal agency notes, and a variety of other types of mutual funds which invest in adjustable-rate, mortgage-backed securities, asset-backed securities, repurchase agreements and U.S. Treasury and agency obligations. HMN invests in the same type of investment securities as the Bank and also invests in taxable and tax exempt municipal obligations and corporate equities such as preferred and common stock. See Note 4 of the Notes to Consolidated Financial Statements in the Annual Report for additional information regarding HMN's securities portfolio.

         The following table sets forth the composition of HMN's securities portfolio, excluding mortgage-backed and related securities, at the dates indicated.

                                                                              DECEMBER  31,
                                          ----------------------------------------------------------------------------------------
                                                              1999                                         1998
                                          -------------------------------------------    -----------------------------------------
                                          Amortized   Adjusted    Market       % of      Amortized  Adjusted   Market       % of
(DOLLARS IN THOUSANDS)                      Cost         To       Value        Total        Cost       To      Value       Total
                                          ----------  --------    -------     -------    ---------  --------  --------    --------
Securities available for sale:
  U.S. government and agency obligations.   $39,298    (1,691)     37,607      40.34%     $17,379       12      17,391      25.11%
  U.S. Treasury obligations ..............    3,984       (42)      3,942       4.23
  Municipal obligations .................     1,532        (4)      1,528       1.64        2,901       (5)      2,896       4.18
  Corporate debt ........................    19,695      (276)     19,419      20.83        4,232       (3)      4,229       6.10
  Corporate equity(1) ...................     8,587    (1,440)      7,147       7.67        8,271     (296)      7,975      11.51
  Stock of federal agencies(1) ..........     3,768      (711)      3,057       3.28        5,874      114       5,988       8.64
                                            --------              -------     ------     --------              -------    -------
    Subtotal ............................    76,864                72,700      77.99       38,657               38,479      55.54
FHLB stock ..............................    11,470                11,470      12.30        9,838                9,838      14.20
                                            --------              -------     ------     --------              -------    -------
    Total investment securities
     and FHLB stock .....................    88,334                84,170      90.29       48,495               48,317      69.74
                                            --------              -------     ------     --------              -------    -------
Average remaining life of
investment securities
excluding FHLB stock.....................   4.6 years                                     4.5 years
Other Interest-earning Assets:
  Cash equivalents ......................     9,051                 9,051       9.71       20,961               20,961      30.26
                                            --------              -------     ------     --------              -------    -------
    Total ...............................   $97,385                93,221     100.00%     $69,456               69,278     100.00%
                                            --------              -------     ------     --------              -------    -------
                                            --------              -------     ------     --------              -------    -------
Average remaining life or term
 to repricing of investment securities
 and other interest-earning assets,
 excluding FHLB stock....................   4.2 years                                      3.2 years

                                                                DECEMBER  31,
                                                 ------------------------------------------
                                                                    1997
                                                 ------------------------------------------
                                                 Amortized    Adjusted   Market      % of
(DOLLARS IN THOUSANDS)                             Cost          To      Value      Total
                                                 --------     --------  -------    --------
Securities available for sale:
  U.S. government and agency obligations ...     $43,403         (60)    43,343     49.98%
  U.S. Treasury obligations ................
  Municipal obligations ....................           0           0          0       0.00
  Corporate debt ...........................       2,903           0      2,903       3.35
  Corporate equity(1) ......................       8,017       1,021      9,038      10.42
  Stock of federal agencies(1) .............      14,034         605     14,639      16.88
                                                 -------                -------     -------
    Subtotal ...............................      68,357                 69,923      80.63
FHLB stock .................................       7,432                  7,432       8.57
                                                 -------                -------     -------
    Total investment securities
     and FHLB stock ........................      75,789                 77,355      89.20
                                                 -------                -------     -------
Average remaining life of
investment securities
excluding FHLB stock........................     2.5 years
Other Interest-earning Assets:
  Cash equivalents .........................       9,365                  9,365      10.80
                                                 -------                -------     -------
    Total ..................................     $85,154                 86,720     100.00%
                                                 -------                -------     -------
                                                 -------                -------     -------
Average remaining life or term
 to repricing of investment securities
 and other interest-earning assets,
 excluding FHLB stock.......................     2.3 years


(1) Average life assigned to corporate equity holdings and stock of federal agencies is five years.

         The composition and maturities of the securities portfolio, excluding FHLB stock, mortgage-backed and other related securities, are indicated in the following table.

                                                       December 31, 1999
                                           ---------------------------------------
                                                           After 1       After 5
                                              1 Year      through 5     through 10
                                             or Less        Years         Years
                                           ------------  ------------   ----------
                                            Amortized     Amortized      Amortized
(DOLLARS IN THOUSANDS)                        Cost          Cost           Cost
                                           ------------  -----------    ----------
Securities available for sale:
  U.S. government securities .........      $   500       21,997            0
  U.S. Treasuries.....................            0        3,984
  Municipal obligations...............            0            0            0
  Corporate debt......................        5,057       14,638            0
  Corporate equity....................            0            0            0
  Stock of federal agencies...........            0            0            0
                                             ------     --------      -------
Total stock...........................       $5,557       40,619            0
                                             ------     --------      -------
                                             ------     --------      -------
Weighted average yield................         6.73%        6.22%        0.00%


                                                                   December 31, 1999
                                             --------------------------------------------------------------
                                                 Over         No Stated                Total
                                              10 Years        Maturity               Securities
                                             ------------    -----------   --------------------------------

                                             Amortized       Amortized    Amortized     Adjusted    Market
(DOLLARS IN THOUSANDS)                         Cost            Cost          Cost          to       Value
                                             ------------    ----------  ----------   ---------    ------
Securities available for sale:
  U.S. government securities .........        16,801             0         39,298      (1,691)     37,607
  U.S. Treasuries.....................             0             0          3,984         (42)      3,942
  Municipal obligations...............         1,532             0          1,532          (4)      1,528
  Corporate debt......................             0             0         19,695        (276)     19,419
  Corporate equity....................             0         8,587          8,587      (1,440)      7,147
  Stock of federal agencies...........             0         3,768          3,768        (711)      3,057
                                            --------        ------         ------                  ------
Total stock...........................        18,333        12,355         76,864                  72,700
                                            --------        ------         ------                  ------
                                            --------        ------         ------                  ------
Weighted average yield.................         6.54 %        4.73 %         6.09 %


         MORTGAGE-BACKED AND RELATED SECURITIES. In order to supplement loan production (particularly those of interest rate sensitive loans) and achieve its asset/liability management goals, HMN invests in mortgage-backed and related securities. All of the mortgage-backed and related securities owned by HMN are issued, insured or guaranteed either directly or indirectly by a federal agency or are rated "AA" or higher. HMN had $100.8 million of mortgage-backed and related securities all classified as available for sale at December 31, 1999, a decrease of $42.3 million from $143.1 million at December 31, 1998, compared to $135.9 million at December 31, 1997 and $135.2 million at December 31, 1996, of which $133.4 million were classified as available for sale.

         The contractual maturities of the mortgage-backed and related securities portfolio without any prepayment assumptions at December 31, 1999 is as follows:

                                                                                                             December 31,
                                                                                                                1999
                                                           5 Years     5 to 10      10 to 20      Over 20      Balance
(DOLLARS IN THOUSANDS)                                     or Less      Years        Years         Years     Outstanding
                                                        -----------  ----------  ------------  -----------  --------------
Securities available for sale:
  Federal Home Loan Mortgage Corporation............    $      108         794           458            0           1,360
  Federal National Mortgage Association.............             0           0             0          268             268
  Government National Mortgage Association..........             5           5            87            0              97
  Other mortgage-backed securities..................             0           0             0           21              21
  Collateralized Mortgage Obligations...............           595         499         2,438       95,499          99,031
                                                        -----------  ----------  ------------  -----------  --------------
     Total..........................................    $      708       1,298         2,983       95,788         100,777
                                                        -----------  ----------  ------------  -----------  --------------
                                                        -----------  ----------  ------------  -----------  --------------

  Weighted average yield............................          8.27%       7.45%         6.68%        7.36%           7.34%


         At December 31, 1999, HMN did not have any non-agency mortgage-backed or related securities in excess of 10% of its stockholders' equity, except for a $14.5 million collateralized mortgage obligation issued by Residential Accredit Loans, Inc. with an AAA rating by Finch.

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

         At December 31, 1999, HMN had $68.0 million invested in CMOs which have floating interest rates that change either monthly or quarterly, compared to $94.5 million at December 31, 1998, $23.3 million at December 31, 1997 and $43.5 million at December 31, 1996.

         At December 31, 1999 the projected duration (period of time until half the interest and half the principal is collected) of the $31.0 million fixed-rate CMO portfolio is approximately 3.4 years using median prepayment speeds projected by the Bloomberg security system.

         Refer to Management's Discussion and Analysis - Market Risk in the Annual Report for information on changes in market value of the mortgage-backed or related securities under different rate shock environments.

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

         The following table sets forth the savings flows at the Bank during the periods indicated.

                                                       Year Ended December 31,
                                                ---------------------------------------
(DOLLARS IN THOUSANDS)                             1999           1998          1997
                                                ---------      ---------      ---------
Opening balance...................              $ 433,869        467,348        362,477
MFC deposits acquired.............                      0              0        103,612
Deposits..........................                667,957        536,135        370,761
Withdrawals.......................               (716,263)      (588,662)      (385,002)
Interest credited.................                 14,819         19,048         15,500
                                                ---------       --------       --------
  Ending balance..................                400,382        433,869        467,348
                                                ---------       --------       --------

Net increase (decrease)...........               $(33,487)       (33,479)       104,871
                                                ---------       --------       --------
                                                ---------       --------       --------

Percent increase (decrease).......                  (7.72)%        (7.16)%        28.93%
                                                ---------       --------       --------
                                                ---------       --------       --------

         The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Bank as of December 31:

                                                        1999                            1998                       1997
                                             ------------------------       ------------------------   --------------------------
                                                            Percent                       Percent                         Percent
(DOLLARS IN THOUSANDS)                         Amount       of Total        Amount        of Total          Amount       of Total
                                               ------       --------       --------       --------         --------      --------

TRANSACTIONS AND SAVINGS DEPOSITS(1):

Non-interest checking...................    $     7,706          1.92 %   $    13,187       3.04  %   $     3,833           0.82   %
NOW Accounts - 1.00%(2).................         25,896          6.47          25,459       5.87           23,144           4.95
Passbook Accounts - 2.00%(3)............         34,470          8.61          35,766       8.24           36,199           7.75
Money Market Accounts - 3.41%(4)........         31,821          8.00          29,419       6.78           24,807           5.31
                                            ------------  ------------    ------------  ---------      -----------  -------------
  Total Non-Certificates................    $    99,893         25.00 %   $   103,831      23.93%     $    87,983          18.83   %
                                            ------------  ------------    ------------  ---------      -----------  -------------
                                            ------------  ------------    ------------  ---------      -----------  -------------

CERTIFICATES:

 2.00 -  2.99% .........................    $       201          0.05 %   $         0       0.00 %    $       727           0.15 %
 3.00 -  3.99% .........................         16,408          4.10           1,943       0.45           24,155           5.17
 4.00 -  4.99% .........................         88,176         22.02          87,582      20.19          162,916          34.86
 5.00 -  5.99% .........................        151,827         37.92         160,630      37.02          178,847          38.27
 6.00 -  6.99% .........................         43,875         10.96          78,273      18.04           11,627           2.49
 7.00 -  7.99% .........................              2          0.00           1,342       0.31            1,091           0.23
 8.00 -  8.99% .........................              0          0.00             264       0.06                2           0.00
 9.00% and over ........................              0          0.00               4       0.00                0           0.00
                                            ------------  ------------    ------------  ---------      -----------     ----------
  Total Certificates ...................        300,489         75.05         330,038      76.07          379,365          81.17
                                            ------------  ------------    ------------  ---------      -----------  -------------
     Total Deposits ....................    $   400,382        100.00 %   $   433,869     100.00  %   $   467,348         100.00 %
                                            ------------  ------------    ------------  ---------      -----------  -------------
                                            ------------  ------------    ------------  ---------      -----------  -------------

-----------------------
(1) Reflects rates paid on transaction and savings deposits at December 31, 1999.
(2) The rate on NOW Accounts for 1998 was 1.00% and 1997 was 1.50%.
(3) The rate on Passbook Accounts for 1998 was 2.00% and 1997 was 2.62%.
(4) The rate on Money Market Accounts for 1998 was 3.19% and 1997 was 3.34%.

         The following table shows rate and maturity information for the Bank's certificates of deposit as of December 31, 1999.

(DOLLARS IN THOUSANDS)
Certificate accounts maturing       2.00-      3.00-       4.00-        5.00-
in quarter ending:                  2.99%      3.99%       4.99%        5.99%
                                   -----      -----       -----        -----

March 31, 2000 ..............            0       3,249     30,970       21,451
June 30, 2000 ...............          100       3,961     14,970       43,424
September 30, 2000 ..........          101       4,417      8,321       13,142
December 31, 2000 ...........            0       4,554     10,077       12,507
March 31, 2001 ..............            0          83      3,958       11,389
June 30, 2001 ...............            0          85      4,564       11,654
September 30, 2001 ..........            0          23      5,258        7,655
December 31, 2001 ...........            0          17      3,831        1,278
March 31, 2002 ..............            0           4      1,648        2,454
June 30, 2002 ...............            0           7      1,157        1,326
September 30, 2002 ..........            0           3      1,238          620
December 31, 2002 ...........            0           1        505          427
Thereafter ..................            0           4      1,679       24,500
                                  --------     -------    -------      -------
   Total ....................         $201      16,408     88,176      151,827
                                   =======      ======     ======      =======

   Percent of total .........         0.07%      5.46%      29.34%      50.53%
                                     =====      =====       =====       ======

(DOLLARS IN THOUSANDS)
Certificate accounts maturing        6.00-       7.00-       8.00-        9.00-                Percent
in quarter ending:                   6.99%       7.99%       8.99%        9.99%      Total     of Total
                                    -----       -----       -----        -----      -------    --------

March 31, 2000 ..............         4,274           0         0            0        59,944       19.95
June 30, 2000 ...............         1,793           0         0            0        64,248       21.38
September 30, 2000 ..........        14,978           0         0            0        40,959       13.63
December 31, 2000 ...........         7,612           0         0            0        34,750       11.56
March 31, 2001 ..............         3,376           0         0            0        18,806        6.26
June 30, 2001 ...............         1,961           0         0            0        18,264        6.08
September 30, 2001 ..........         2,531           0         0            0        15,467        5.15
December 31, 2001 ...........         2,817           2         0            0         7,945        2.64
March 31, 2002 ..............           744           0         0            0         4,850        1.61
June 30, 2002 ...............           386           0         0            0         2,876        0.96
September 30, 2002 ..........         1,031           0         0            0         2,892        0.96
December 31, 2002 ...........           585           0         0            0         1,518        0.51
Thereafter ..................         1,787           0         0            0        27,970        9.31
                                     ------     -------     -----       ------       -------      -------
   Total ....................        43,875          2          0            0       300,489      100.00%
                                     ======     =======     =====       ======       =======      ======

   Percent of total .........         14.60%      0.00%      0.00%        0.00%      100.00%
                                     ======       =====      ====         ====       ======


         The following table indicates the amount of the Bank's certificates of deposit and other deposits by time remaining until maturity as of December 31, 1999.

                                                                          Maturity
                                                    --------------------------------------------------
                                                                    Over         Over
                                                    3 Months       3 to 6       6 to 12         Over
                                                    or Less        Months       Months       12 Months       Total
                                                    --------       ------       -------      ---------       -------
(DOLLARS IN THOUSANDS)
Certificates of deposit less
 than $100,000 ...............................       $51,961       56,949        65,741         91,869       266,520
Certificates of deposit of $100,000 or more ..         3,895        5,744         6,869          8,218        24,726
Public funds(1) ..............................         4,088        1,555         3,100            500         9,243
                                                     -------      -------       -------       --------       -------
  Total certificates of
    deposit .................................        $59,944       64,248        75,710        100,587       300,489
                                                     =======      =======       =======        =======       =======
Passbook of $100,000 or more ................        $ 1,433            0             0              0         1,433

---------------
(1) Deposits from governmental and other public entities all in excess of $100,000.

For additional information regarding the composition of the Bank's deposits, see Note 13 of the Notes to Consolidated Financial Statements in the Annual Report. For additional information on certificate maturities and the impact on HMN's liquidity see Liquidity starting on page 23 of the Annual Report.

         BORROWINGS. The Bank's other available sources of funds include advances from the FHLB and other borrowings. As a member of the FHLB, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances from the FHLB. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions. Consistent with its asset/liability management strategy, the Bank has utilized FHLB advances from time to time to extend the term to maturity of its liabilities. Also, the Bank has used FHLB borrowings to fund loan demand and other investment opportunities and to offset deposit outflows. At December 31, 1999, the Bank had $229.4 million of FHLB advances outstanding. On such date, the Bank had a collateral pledge arrangement with the FHLB of Des Moines pursuant to which the Bank may borrow up to an additional $27.6 million for liquidity purposes. See Note 14 of the Notes to Consolidated Financial Statements in the Annual Report.

         At December 31, 1999, HMN had an undrawn $2.5 million revolving line of credit with Norwest Bank Minnesota, N.A. The credit line matures September 30, 2000 and floats at the Federal Funds rate plus 250 basis points. See Note 15 of the Notes to Consolidated Financial Statements in the Annual Report.

         The following table sets forth the maximum month-end balance and average balance of FHLB advances and the revolving line of credit ("Other Borrowings") for the periods indicated.

                                                                               Year Ended December 31,
                                                                          ----------------------------------
(DOLLARS IN THOUSANDS)                                                      1999          1998          1997
                                                                          --------      --------      ------
Maximum Balance:
---------------
  FHLB advances and Other Borrowings ....................                 $230,900       194,579       128,007
  FHLB short-term borrowings and Other Borrowings .......                   60,500        46,893        60,429

Average Balance:
---------------
  FHLB advances and Other Borrowings ....................                  197,930       172,407       112,500
  FHLB short-term borrowings and Other Borrowings .......                   28,683        32,320        45,598


         The following table sets forth certain information as to the Bank's FHLB advances at the dates indicated.

                                                                                    December 31,
                                                                            -------------------------------
                                                                            1999         1998          1997
                                                                            ----         ----        ------
(DOLLARS IN THOUSANDS)
FHLB short-term borrowings and Other Borrowings................          $60,500       17,500          43,250

Weighted average interest rate of
 FHLB short-term borrowings and Other Borrowings...............             5.67  %      5.38 %          5.85 %

SERVICE CORPORATIONS OF THE BANK

         As a federally chartered savings bank, the Bank is permitted by OTS regulations to invest up to 2% of its assets in the stock of, or loans to, service corporation subsidiaries, and may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes. In addition to investments in service corporations, federal institutions are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities in which a federal savings bank may engage directly.

         Osterud Insurance Agency, Inc. ("OIAI"), a Minnesota corporation, was organized in 1983. OIAI operated as an insurance agency until 1986 when its assets were sold. OIAI remained inactive until 1993 when it began offering credit life insurance, annuity products and mutual fund products to the Bank's customers and others. OIAI recorded net income of $31,700 for the year ended December 31, 1999.

         MSL Financial Corporation ("MSL") was acquired in the MFC merger. MSL offered annuity products to MFC customers and also has an investment in FHLMC preferred stock. On April 30, 1999, MSL was liquidated and $151,000 of assets and $3,100 of liabilities were transferred into the Bank.

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

         Competition for deposits is principally from money market and mutual funds, securities firms, commercial banks and other savings institutions located in the same communities and through internet banking operations which are throughout the continental United States. The ability of the Bank to attract and retain deposits depends on its ability to provide an investment opportunity that satisfies the requirements of investors as to rate of return, liquidity, risk, convenient locations and other factors. The Bank competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours and a customer oriented staff.

OTHER CORPORATIONS OWNED BY HMN

         HMN has two other wholly owned subsidiaries, HMN Mortgage Services, Inc. ("MSI") and Security Finance Corporation ("SFC"). MSI operates a mortgage banking and mortgage brokerage facility located in Brooklyn Park, Minnesota. Brooklyn Park is located in the Minneapolis/St. Paul Metropolitan area. MSI's primary function is to originate and/or purchase single family residential loans for resale on the secondary market to FNMA, FHLMC or other third parties. It also, from time to time, purchases mortgage servicing rights from other lenders. SFC invests in commercial loans and commercial real estate loans located throughout the United States which were originated by third parties.

EMPLOYEES

         At December 31, 1999, HMN had a total of 148 full-time equivalent employees. None of the employees of HMN or its subsidiaries are represented by any collective bargaining unit. Management considers its employee relations to be good.

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

FEDERAL REGULATION OF SAVINGS ASSOCIATIONS

         The OTS has extensive authority over the operations of savings associations. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS safety and soundness examination of the Bank was dated November of 1999. The Bank has not been scheduled for a safety and soundness examination in year 2000. When these examinations are conducted by the OTS and the FDIC, the examiners may require the Bank to provide for higher general or specific loan loss reserves. From time to time, financial institutions in various regions of the United States have been called upon by examiners to write down assets and to establish increased levels of reserves, primarily as a result of perceived weaknesses in real estate values and a more restrictive regulatory climate.

         The OTS has established a schedule for the assessment of fees upon all savings associations to fund the operations of the OTS. The general assessment, to be paid on a semi-annual basis, is computed upon the savings association's total assets as reported in the association's latest quarterly thrift financial report, the savings association's condition as reflected by its composite rating, and the complexity of the savings association's business determined by the amount of trust assets administered, assets subject to recourse or similar obligations and the principal amount of loans serviced by the savings association. Savings associations (unlike the Bank) with a composite rating of 3 receive a condition component equal to 25% of their size component and savings associations with a composite rating of 4 or 5 receive a condition component equal to 50% of their size component. The Bank's OTS assessment for the year ended December 31, 1999 was approximately $183,000.

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

         The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000, or 15%, of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 1999, the Bank's lending limit under this restriction was $7.2 million. The Bank is in compliance with the loans-to-one borrower limitation.

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

         The OTS, as well as the other federal banking agencies, have issued safety and soundness standards on matters such as credit underwriting and loan documentation, internal controls and audit systems, interest rate risk exposure, asset growth and quality, compensation and other employee benefits and year 2000 issues. The proposal also establishes the maximum ratio of classified assets to total capital (which for this purpose includes loss allowances exceeding the amount includable for regulatory capital purposes) at 100% and the minimum level of earnings sufficient to absorb losses without impairing capital. Earnings will be sufficient if the net income over the last four quarters is assumed to continue over the next four quarters and the institution would otherwise remain in capital compliance. Any institution which fails to comply with these standards must submit a compliance plan. A failure to submit a plan or to comply with an approved plan will subject the institution to further enforcement action.

         The Bank is subject to a wide array of other laws and regulations, both federal and state, including, but not limited to, usury laws, the Community Reinvestment Act and regulations thereunder, the Equal Credit Opportunity Act and Regulation B, Regulation E - Electronic Funds Transfer requirements, the Truth-in-Lending Act and Regulation Z, the Real Estate Settlement Procedures Act and Regulation X. The Bank is also subject to laws and regulations that may impose liability on lenders and owners for clean-up costs and other costs stemming from hazardous waste located on property securing real estate loans made by lenders or on real estate that is owned by lenders following a foreclosure or otherwise.

FINANCIAL MODERNIZATION ACT

         On November 12, 1999, the President signed into law the Gramm-Leach-Bliley Act, or GLB Act, which significantly changed the regulatory structure and oversight of the financial services industry. The GLB Act revises the Bank Holding Company Act of 1956 (BHC Act) and the Home Owners Loan Act
(HOLA) and repeals the affiliation provisions of the Glass-Steagall Act of 1933, permitting a qualifying holding company, called a financial holding company, to engage in a full range of financial activities, including banking, insurance, and securities activities, as well as merchant banking and additional activities that are "financial in nature" or "incidental" to such financial activities. Savings and loan holding companies are similarly authorized to engage in activities that are financial in nature. The GLB Act thus provides expanded financial affiliation opportunities for existing holding companies and permits various non-bank financial services providers to acquire banks and thrifts by allowing holding companies to engage in activities such as securities underwriting, and underwriting and brokering of insurance products. The GLB Act also expands passive investments by financial holding companies in any type of company, financial or nonfinancial, through merchant banking and insurance company investments. In order for a bank holding company to qualify as a financial holding company, its subsidiary depository institutions must be "well-capitalized" and "well-managed" and have at least a "satisfactory" Community Reinvestment Act rating.

         The GLB Act reforms the regulatory framework of the financial services industry. Under the GLB Act, financial holding companies are subject to primary supervision by the Federal Reserve Board and savings and loan holding companies are subject to supervision by the OTS. Current federal and state regulators of financial holding company regulated subsidiaries such as insurers, broker-dealers, investment companies and banks generally retain their jurisdiction and authority. In order to implement its underlying purposes, the GLB Act preempts state laws restricting the establishment of financial affiliations authorized or permitted under the GLB Act, subject to specified exceptions for state insurance regulators. With regard to securities laws, the GLB Act removes the current blanket exemption for banks from the broker-dealer registration requirements under the Securities Exchange Act of 1934, amends the Investment Company Act of 1940 with respect to bank common trust fund and mutual fund activities, and amends the Investment Advisers Act of 1940 to require registration of banks that act as investment advisers for mutual funds. The GLB Act also includes provisions concerning subsidiaries of banks, permitting a national bank to engage in most financial activities through a financial subsidiary, provided that the bank and its depository institution affiliates meet certain qualification requirements relating to capital, management, total assets, subordinated debt, capital, risk management, and affiliate transactions. With respect to subsidiaries of state banks, new activities as "principal" would be limited to those permissible for a national bank financial subsidiary. The GLB Act requires a state bank with a financial subsidiary permitted under the GLB Act to be "well capitalized," and also subjects the bank to the same capital, risk management and affiliate transaction rules as applicable to national banks. The provisions of the GLB Act relating to financial holding companies become effective 120 days after its enactment, or about March 15, 2000, excluding the federal preemption provisions, which became effective on the date of enactment.

         The GLB Act adopts a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the Federal Home Loan Bank System. The GLB Act also restricts the powers of new unitary savings and loan association holding companies. Unitary savings and loan holding companies that are "grandfathered," i.e., unitary savings and loan holding companies in existence or with applications filed with the OTS on or before May 4, 1999, such as HMN, retain their authority under the prior law. All other unitary savings and loan holding companies are limited to financially related activities. The GLB Act prohibits non-financial companies from acquiring grandfathered unitary savings and loan holding companies. HMN is unable to predict the impact of the GLB Act on its operations at this time.

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

         DIFA also addressed the funding for the Financing Corp. (FICO) bonds. Thrifts were required to pay 6.4 basis points per $100 of deposits from January 1, 1997 to December 31, 1999. From January 1, 2000 until the FICO bonds are retired in 2019, the estimated assessment to retire the FICO bonds is expected to be 2.5 basis points per $100 of deposits.

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

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained earnings, and certain noncumulative perpetual preferred stock. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital. At December 31, 1999, the Bank had goodwill and other intangibles of $5.1 million and $222,000 of mortgage servicing rights which were required to be deducted from stockholders' equity to arrive at tangible capital and Tier I capital.

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

         At December 31, 1999, the Bank had tangible capital of $44.9 million, or 6.6% of adjusted total assets, which is $34.7 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

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

         At December 31, 1999, the Bank had Tier I capital equal to $44.9 million, or 6.6%, of adjusted total assets, which is $17.7 million above the minimum Tier I ratio requirement of 4% based upon the Bank's composite rating. At December 31, 1999, the Bank had a Tier I capital to risk-weighted assets ratio of 11.8%, which is $29.6 million above the minimum requirement of $15.3 million.

         The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. At December 31, 1999, the Bank had $3.2 million of general loss reserves, which were included in capital.

         Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital, in addition to the adjustments required for calculating core capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. At December 31, 1999 the Bank had $11,000 of exclusions from capital.

         On December 31, 1999, the Bank had total "risk-based" capital of $48.1 million and risk-weighted assets of $381.4 million, or total capital of 12.6% of risk-weighted assets. This amount was $17.6 million above the 8% requirement in effect on that date.

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

         The OTS had adopted a rule that required every savings association with more than normal interest rate risk to deduct from its total capital, for purposes of determining compliance with such requirement, an interest rate risk component ("IRR component") equal to 50% of its interest-rate risk exposure multiplied by the present value of its assets. The IRR component is a measure of the potential decline in the net portfolio value ("NPV") of a savings association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The rule provided for a two quarter lag between calculating interest rate risk and recognizing any deduction from capital. The OTS has decided not to require the IRR component to be deducted from the capital calculations of all institutions. It has reserved the right to take the IRR component into account in assessing the capital requirements for an individual institution. On December 1, 1998 the OTS issued Thrift Bulletin 13a ("TB 13a"), Management of Interest Rate Risk, Investment Securities, and Derivatives Activities, which among other things established guidelines for measuring an institution's sensitivity to market risk. TB 13a has a table which examiners use as a starting point in their analysis of an institution's level of interest rate risk, assuming there were no deficiencies in the institution's risk management practices. Based upon an internal IRR exposure report prepared by management at December 31, 1999, the Bank was deemed to have "significant risk" per the OTS table. Management is in the process of determining the actions necessary to reduce the interest rate exposure of the Bank. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" in the Annual Report.

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

         At December 31, 1999 the Bank would be considered to be "well capitalized" under the prompt corrective actions provisions mentioned above. See
Note 20 "Federal Home Loan Bank Investment, Regulatory Liquidity and Regulatory Capital Requirements" in the Notes to Consolidated Financial Statements in the Annual Report for more information on the Bank's capital.

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

         Under OTS regulations, a savings association that is a subsidiary of a holding company, like the Bank, must file either a notice or an application 30 days before declaring a dividend or seeking board approval of a capital distribution. A notice is required unless a savings association (that is a holding company subsidiary) is not eligible for expedited treatment under OTS regulation or would not be adequately capitalized after the distribution, or the distribution would cause the association's distributions for the calendar year to exceed its net income for the year to date plus retained net income for the prior two years, or the distribution is otherwise contrary to statute, regulation or regulatory agreement or condition. If any of these conditions exist, then an application must be filed with the OTS. The OTS may object to a capital distribution if it would constitute the distribution to be an unsafe or unsound practice.

         In March of 2000, the Bank received notification from the OTS that subject to certain restrictions (which could only be calculated at the time of distribution) a dividend from the Bank to HMN of $3.0 million could be paid during 2000 without violating the dividend limitations mentioned above.

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

QUALIFIED THRIFT LENDER TEST

         All savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (which consists of total assets less intangibles, properties used to conduct the savings association's business and liquid assets not exceeding 20% of total assets) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. For HMN such assets primarily consist of residential housing related loans and investments. At December 31, 1999, the Bank met the test and has always met the test since its effectiveness.

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

TRANSACTIONS WITH AFFILIATES

         Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions are restricted to a percentage of the association's capital. Affiliates of the Bank include HMN and any company which is under common control with the Bank. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company, acquire the securities of most affiliates or purchase low quality assets from affiliates. The Bank's subsidiaries are not deemed affiliates, however, the OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case by case basis.

         Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans generally must be made on terms substantially the same as for loans to unaffiliated individuals.

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

         As a unitary savings and loan holding company, HMN generally is not subject to activity restrictions. If HMN acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of HMN and any of its subsidiaries (other than the Bank or any other SAIF-insured savings association) would become subject to holding company activity restrictions unless such other associations qualify as QTLs and were acquired in a supervisory acquisition.

         If the Bank fails the QTL test, HMN must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure HMN must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company. See "-Qualified Thrift Lender Test."

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

FEDERAL RESERVE SYSTEM

         The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At December 31, 1999, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "-Liquidity."

         Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

FEDERAL HOME LOAN BANK SYSTEM

         The Bank is a member of the FHLB, which is one of 12 regional Federal Home Loan Banks ("FHB"), that administers the home financing credit function of savings associations. Each FHB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHB System. It makes loans to members (I.E., advances) in accordance with policies and procedures established by the board of directors of the FHB. These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHB. In addition, all long-term advances are required to provide funds for residential home financing.

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines. At December 31, 1999, the Bank had $11.5 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received dividends on its FHLB stock. Over the past five calendar years such dividends have averaged 6.72% and were 6.30% for calendar year 1999. For the year ended December 31, 1999, dividends paid by the FHLB of Des Moines to the Bank totaled $641,000.

         Under federal law the FHBs are required to provide funds for the resolution of troubled savings associations and to contribute to low and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of the Bank's FHLB stock may result in a corresponding reduction in the Bank's capital.

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

         To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes before 1988 exceed the allowable amount of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of December 31, 1999, the Bank's Excess for tax purposes totaled approximately $8.8 million.

         HMN was incorporated in 1994 and filed its first consolidated Federal income tax return with its subsidiaries for the year ended December 31, 1994. The return required to be filed for 1999 has been extended and will be filed by September 2000. The Bank and its consolidated subsidiaries have been audited by the IRS with respect to consolidated federal income tax returns through December 31, 1983. With respect to years examined by the IRS, either all deficiencies have been satisfied or sufficient reserves have been established to satisfy asserted deficiencies. In the opinion of management, any examination of still open returns (including returns of subsidiaries and predecessors of, or entities merged into, the Bank) would not result in a deficiency which could have a material adverse effect on the consolidated financial condition of HMN.

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

         The Bank and its subsidiaries have not been audited by Iowa taxation authorities.

         DELAWARE TAXATION. As a Delaware holding company, HMN is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. HMN is also subject to an annual franchise tax imposed by the State of Delaware.

ITEM 2.   PROPERTIES

         The following table sets forth information concerning the main office and each branch office of HMN at December 31, 1999. The Bank uses all properties listed below except for the mortgage banking/brokerage office. At December 31, 1999, HMN's premises had an aggregate net book value of approximately $6.1 million.

                                                     Year              Owned or
         Location                                  Acquired             Leased
-----------------------------------------          --------            --------
CORPORATE OFFICE:
101 North Broadway                                    1975                Owned
Spring Valley, Minnesota

FULL SERVICE BRANCHES:

715 North Broadway                                    1998                Owned
Spring Valley, Minnesota

201 Oakland Avenue West                               1960                Owned
Austin, Minnesota

Crossroads Shopping Center                            1962                Owned
Rochester, Minnesota

4th & Center (1)                                      1973                Owned
Winona, Minnesota

175 Center Street                                     1998                Owned
Winona, Minnesota

208 South Walnut                                      1975                Owned
LaCrescent, Minnesota

1110 6th St., NW                                      1982                Owned
Rochester, Minnesota

143 West Clark Street                                 1993                Owned
Albert Lea, Minnesota

303 W. Main St.                                       1997                Owned
Marshalltown, Iowa

119 W. High St.                                       1997                Leased
Toledo, Iowa

29 S. Center St.                                      1997                Owned
Marshalltown, Iowa

MORTGAGE BANKING/BROKERAGE OFFICE:

7101 Northland Circle, Suite 105                      1997               Leased
Brooklyn Park, Minnesota

------------------
(1) The property previously was used by the Bank and is currently being held for sale.

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

   The information on pages 22, 56 and the back cover page of the Annual Report to Security Holders for the year ended December 31, 1999 is incorporated herein by reference.


ITEM 6.   SELECTED FINANCIAL DATA

   The information on page 11 of the Annual Report to Security Holders for the year ended December 31, 1999 is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The information on pages 12 through 28 of the Annual Report to Security Holders for the year ended December 31, 1999 is incorporated herein by reference.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

   The information on pages 24 through 26 of the Annual Report to Security Holders for the year ended December 31, 1999 is incorporated herein by reference.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The information on pages 29 through 56 of the Annual Report to Security Holders for the year ended December 31, 1999 is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information regarding directors on pages 4 through 6 of the Registrant's definitive Proxy Statement dated March 21, 2000 is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT WHO ARE NOT DIRECTORS

   Officers are elected annually by the Board of Directors of HMN and the Bank. The business experience of each executive officer of HMN and the Bank who is not also a director of HMN is set forth below.

   DWAIN C. JORGENSEN. Mr. Jorgensen, age 51, is Senior Vice President Operations of HMN and the Bank. Mr. Jorgensen has held such positions with the Bank since 1998. Prior to such time, he served as Vice President, Controller and Chief Accounting Officer of HMN and the Bank from 1989 to 1998. From 1983 to 1989, Mr. Jorgensen was an Assistant Vice President and Operations Officer with the Bank.

   TIMOTHY P. JOHNSON. Mr. Johnson, age 47, is Vice President and Treasurer of HMN and the Bank, a position he has held since 1997. He has also been Principal Accounting Officer since 1998. Prior to such time, he served as Treasurer from 1992 to 1997. From 1983 to 1992, Mr. Johnson was Chief Financial Officer of St. Louis Bank for Savings, Duluth, Minnesota.


ITEM 11.   EXECUTIVE COMPENSATION

   The information on pages 9 through 12 of the Registrant's definitive Proxy Statement dated March 21, 2000 is incorporated herein by reference, except for information contained under the heading "Compensation Committee Report on Executive Compensation".


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information on pages 2, 3, and 4 of the Registrant's definitive Proxy Statement dated March 21, 2000 is incorporated herein by reference.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information on page 15 of the Registrant's definitive Proxy Statement dated March 21, 2000 is incorporated herein by reference.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

1.  Financial Statements

              The following information appearing in the Registrant's Annual Report to Security Holders for the year ended December 31, 1999, is incorporated by reference in this Form 10-K Annual Report as Exhibit 13.

                                                                          Pages in
                                                                         1999 Annual
                        Annual Report Section                               Report
                        ---------------------                            -----------
                  Five Year Consolidated Financial Highlights                 11

                  Consolidated Balance Sheets --
                    December 31, 1999 and 1998                                29

                  Consolidated Statements of Income --
                    Each of the Years in the Three-Year
                    Period Ended December 31, 1999                            30

                  Consolidated Statements of Comprehensive Income --
                    Each of the Years in the Three-Year
                    Period Ended December 31, 1999                            30

                  Consolidated Statement of Stockholders'
                    Equity -- Each of the Years in the
                    Three-Year Period Ended December 31, 1999                 31

                  Consolidated Statements of Cash Flows --
                    Each of the Years in the Three-Year
                    Period Ended December 31, 1999                            32

                  Notes to Consolidated Financial Statements                33 - 52

                  Independent Auditors' Report                                53

                  Selected Quarterly Financial Data                         54 - 55

                  Other Financial Data                                        56

                  Common Stock Price Information                              56

2.  Financial Statement Schedules

         All financial statement schedules have been omitted as information is not required under the related instructions, is not applicable or has been included in the Notes to Consolidated Financial Statements.

3.  Exhibits

                                                                                   Reference             Sequential
                                                                                   to Prior            Page Numbering
                                                                                   Filing or           Where Attached
                                                                                    Exhibit             Exhibits Are
    Regulation S-K                                                                  Number             Located in This
    Exhibit Number                          Document                            Attached Hereto       Form 10-K Report
    --------------               --------------------------------               ---------------       ----------------
               2             Agreement and Plan of Merger                             1*              Not applicable
                             dated July 1, 1997

               3             Amended and Restated Certificate of Incorporation        2*              Not applicable
                             Amended and Restated By-laws                             3*              Not applicable

               4             Form of Common Stock Certificate                         4*              Not applicable

            10.1 +           Employment Agreement for Mr. Weise                       5*              Not applicable
                             dated June 29, 1994
                             Extension of Employment Contract                         6*              Not applicable
                             Second Extension of Employment Contract                  7*              Not applicable
                             Third Extension of Employment Contract                   8*              Not applicable

            10.2 +           Employment Agreement for Mr. Gardner                     5*              Not applicable
                             dated June 29, 1994
                             Extension of Employment Contract                         6*              Not applicable
                             Second Extension of Employment Contract                  7*              Not applicable
                             Third Extension of Employment Contract                   8*              Not applicable

            10.3 +           Change in Control Severance Agreement                    9*              Not applicable
                             for Mr. McNeil dated April 1, 1998

            10.4 +           Directors Deferred Compensation Plan                     5*              Not applicable

            10.5 +           Amended and Restated HMN Financial, Inc.                 10*             Not applicable
                             Recognition and Retention Plan dated
                             July 29, 1998

            10.6 +           Amended and Restated HMN Financial, Inc.                 10*             Not applicable
                             Stock Option and Incentive Plan dated
                             July 29, 1998

              11             Statement re: Computation of per share                   11              Filed electronically
                             earnings

              13             Annual Report to Security Holders                        13              Filed electronically

              21             Subsidiaries of Registrant                               21              Filed electronically

              23             Consent of KPMG LLP                                      23              Filed electronically
                             dated March 28, 2000

              27             Financial Data Schedule                                  27              Filed electronically
                             Year ended 1999

+ Management contract of compensatory arrangement.

        -----------------
1* Incorporated by reference to the same numbered exhibit to the Company's Current Report on Form 8-K dated July 1, 1997, filed on July 10, 1997.
2* Incorporated by reference to the same numbered exhibit to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1998 (File No. 0-24100).
3* Incorporated by reference to the same numbered exhibit to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997 (File No. 0-24100).
4* Incorporated by reference to the same numbered exhibit to the Company's Registration Statement on Form S-1 dated April 1, 1994 (File No. 33-77212).
5* Incorporated by reference to the same numbered exhibit to the Company's Annual Report on Form 10-K for the period ended December 31, 1994 (File No. 0-24100).
6* Incorporated by reference to the same numbered exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997 (File No. 0-24100).
7* Incorporated by reference to the same numbered exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998 (File No. 0-24100).
8* Incorporated by reference to the same numbered exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File No. 0-24100).
9* Incorporated by reference to the same numbered exhibit to the Company's Annual Report on Form 10-K for the period ended December 31, 1998 (File No. 0-24100).
10* Incorporated by reference to the same numbered exhibit to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998 (File No. 0-24100).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        HMN FINANCIAL, INC.
Date:        March 28, 2000             By:  /s/ Roger P. Weise
     --------------------------------      -------------------------------------
                                           Roger P. Weise
                                           (Duly Authorized Representative)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:   /s/ Roger P. Weise                By:      /s/ James B. Gardner
      --------------------------------     -------------------------------------
      Roger P. Weise, Chairman of the      James B. Gardner,
      Board, President and Chief           Executive Vice President and Director
      Executive Officer (Principal         (Principal Financial Officer)
      Executive and Operating Officer)

Date:      March 28, 2000               Date:        March 28, 2000
      --------------------------------        ----------------------------------



By:   /s/ Allan R. Deboer               By:   /s/ Duane D. Benson
      --------------------------------        ----------------------------------
      Allan R. DeBoer, Director               Duane D. Benson, Director

Date:      March 28, 2000               Date:        March 28, 2000
      --------------------------------        ----------------------------------


By:   /s/ Timothy R. Geisler            By:   /s/ Michael Mcneil
      --------------------------------        ----------------------------------
      Timothy R. Geisler, Director            Michael McNeil,
                                              Senior Vice President and Director

Date:      March 28, 2000               Date:        March 28, 2000
      --------------------------------         ---------------------------------



By:   /s/ Irma R. Rathbun               By:   /s/ M.F. Schumann
      -------------------------------         ----------------------------------
      Irma R. Rathbun, Director               M.F. Schumann, Director

Date:      March 28, 2000               Date:        March 28, 2000
      -------------------------------         ----------------------------------


By:   /s/ Richard J. Ziebell            By:   /s/ Timothy P. Johnson
      --------------------------------        ----------------------------------
      Richard J. Ziebell, Director            Timothy P. Johnson,
                                              Vice President and Treasurer
                                              (Principal Accounting Officer)

Date:      March 28, 2000               Date:        March 28, 2000
      --------------------------------        ----------------------------------

                                                     INDEX TO EXHIBITS

                                                                                               Sequential
                                                                                             Page Numbering
                                                                                             Where Attached
                                                                                              Exhibits Are
      Regulation S-K                                                                         Located in This
      Exhibit Number                  Document                                              Form 10-K Report
      --------------          ---------------------------------------                       -----------------

            11             Statement re:  Computation of per share earnings                  Filed electronically

            13             Annual Report to Security Holders                                 Filed electronically

            21             Subsidiaries of Registrant                                        Filed electronically

            23             Consent of KPMG LLP                                               Filed electronically
                           dated March 28, 2000

            27             Financial Data Schedule                                           Filed electronically
                           Year ended 1999