Form 10-Q
period 2000-03-31
HMN FINANCIAL INC
filed 2000-05-15
CIK 921183

UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549


                         FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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
Yes  (X)  No (  )

Indicate the number of shares outstanding of each of the issuer's common stock as of the latest practicable date.

             Class                 Outstanding at May 5, 2000
     Common stock, $0.01 par value                4,575,877

                         HMN FINANCIAL, INC.

                              CONTENTS

PART I - FINANCIAL INFORMATION                         Page
Item 1:   Financial Statements (unaudited)

Consolidated Balance Sheets at
March 31, 2000 and December 31, 1999                     3

Consolidated Statements of Income for the
Three Months Ended March 31, 2000 and 1999               4

Consolidated Statement of Comprehensive Income for the
Three Months Ended March 31, 2000 and 1999               5

Consolidated Statement of Stockholders' Equity
for the Three Month Period Ended March 31, 2000          5

Consolidated Statements of Cash Flows for
the Three Months Ended March 31, 2000 and 1999           6

Notes to Consolidated Financial Statements               7-12

Item 2:   Management's Discussion and Analysis of Financial
Condition and Results of Operations                      13-20

Item 3:   Quantitative and Qualitative Disclosures about Market Risk
Discussion included in Item 2 under Market Risk          16

PART II - OTHER INFORMATION

Item 1:   Legal Proceedings                              21

Item 2:   Changes in Securities                          21

Item 3:   Defaults Upon Senior Securities                21

Item 4:   Submission of Matters to a Vote of
          Security Holders                               21

Item 5:   Other Information                              21

Item 6:   Exhibits and Reports on Form 8-K               21

Signatures                                               22

PART I - FINANCIAL STATEMENTS

          HMN FINANCIAL, INC. AND SUBSIDIARIES
             Consolidated Balance Sheets
                     (unaudited)

                                         March 31,   December 31,
     Assets                                2000         1999
                                       ----------    -----------
Cash and cash equivalents             $ 8,253,729      9,051,380

Securities available for sale:
   Mortgage-backed and related
    securities (amortized cost
    $98,934,903 and $101,906,303)      97,189,509    100,777,266
   Other marketable securities
    (amortized cost $74,142,717
    and $76,863,919)                   69,479,395     72,699,513
                                      -----------    -----------
                                      166,668,904    173,476,779
                                      -----------    -----------
Loans held for sale                     3,398,312      4,083,061
Loans receivable, net                 486,631,574    477,895,602
Accrued interest receivable             3,975,070      3,860,454
Federal Home Loan Bank stock, at cost  11,790,000     11,470,000
Mortgage servicing rights, net          1,119,425      1,123,674
Premises and equipment, net             8,678,450      8,530,434
Investment in limited partnerships      3,006,906      2,975,138
Goodwill                                4,115,992      4,160,998
Core deposit intangible                   968,693      1,026,803
Prepaid expenses and other assets         735,378        639,619
Due from brokers                        5,042,979              0
Deferred tax assets                     1,318,500        892,500
                                      -----------    -----------
      Total assets                  $ 705,703,912    699,186,442
                                      ===========    ===========


     Liabilities and Stockholders' Equity

Deposits                            $ 401,453,270    400,382,118
Federal Home Loan Bank advances       233,900,000    229,400,000
Accrued interest payable                2,126,550      1,433,111
Advance payments by borrowers
 for taxes and insurance                1,057,916        814,092
Accrued expenses and other liabilities  3,613,742      2,596,253
                                      -----------    -----------
      Total liabilities               642,151,478    634,625,574
                                      -----------    -----------
Commitments and contingencies
Stockholders' equity:
   Serial preferred stock: authorized
     500,000 shares;issued and
     outstanding none                           0              0
   Common stock ($.01 par value):
    authorized 11,000,000;issued
    shares 9,128,662                       91,287         91,287
   Additional paid-in capital          59,674,493     59,674,715
   Retained earnings, subject
    to certain restrictions            69,556,228     68,423,008
   Accumulated other
    comprehensive loss                 (3,877,016)    (3,187,743)
   Unearned employee stock
    ownership plan shares              (5,463,395)    (5,511,851)
   Unearned compensation
    restricted stock awards               (54,992)       (96,508)
   Treasury stock, at cost
     4,508,185 and 4,370,285 shares   (56,374,171)   (54,832,040)
                                      -----------    -----------
      Total stockholders' equity       63,552,434     64,560,868
                                      -----------    -----------
    Total liabilities and
      stockholders' equity         $  705,703,912    699,186,442
                                      ===========    ===========

See accompanying notes to consolidated financial statements.

             HMN FINANCIAL, INC. AND SUBSIDIARIES
              Consolidated Statements of Income
                        (unaudited)

                                              Three Months Ended
                                                  March 31,
                                            2000              1999
                                          --------------------------
Interest Income:
   Loans receivable                     $  9,442,625       8,643,574
   Securities available for sale:
     Mortgage-backed and related           1,805,672       1,949,496
     Other marketable                      1,182,516         762,138
   Cash equivalents                           37,455          96,552
   Other                                     192,762         151,611
                                         -----------      ----------
      Total interest income               12,661,030      11,603,371
                                         -----------      ----------
Interest expense:
   Deposits                                4,336,621       4,622,019
   Federal Home Loan Bank advances         3,368,660       2,541,321
   Other borrowed money                            0           7,207
                                         -----------      ----------
      Total interest expense               7,705,281       7,170,547
                                         -----------      ----------
           Net interest income             4,955,749       4,432,824
Provision for loan losses                     45,000          75,000
                                         -----------      ----------
           Net interest income after
             provision for loan losses     4,910,749       4,357,824
                                         -----------      ----------
Non-interest income:
   Fees and service charges                  256,872         126,791
   Mortgage servicing fees                    79,243          88,636
   Securities gains (losses), net            (68,761)        139,438
   Gain on sales of loans                    182,729         694,992
   Earnings in limited partnerships           36,989          17,067
   Other                                     125,618         119,542
                                          ----------      ----------
      Total non-interest income              612,690       1,186,466
                                          ----------      ----------
Non-interest expense:
   Compensation and benefits               1,696,100       1,428,498
   Occupancy                                 425,596         420,099
   Federal deposit insurance premiums         21,451          72,608
   Advertising                                43,708          69,796
   Data processing                           185,421         184,712
   Amortization of mortgage servicing
      rights and net valuation adjustments    69,017         168,098
   Other                                     589,632         590,079
                                          ----------      ----------
      Total non-interest expense           3,030,925       2,933,890
                                          ----------      ----------
      Income before income tax expense     2,492,514       2,610,400
Income tax expense                           962,800       1,008,400
                                          ----------      ----------
      Net income                         $ 1,529,714       1,602,000
                                          ==========      ==========
Basic earnings per share                 $      0.38            0.36
                                          ==========      ==========
Diluted earnings per share               $      0.37            0.34
                                          ==========      ==========

See accompanying notes to consolidated financial statements.

            HMN FINANCIAL, INC. AND SUBSIDIARIES
       Consolidated Statements of Comprehensive Income
                        (unaudited)

                                       Three Months Ended March 31,
                                        2000                  1999
                              ---------------------- ----------------------
Net income                    $           1,529,714               1,602,000

Other comprehensive
 income (losses),
 net of tax:
  Unrealized gains (losses) on
   securities:
    Unrealized holding gains
    (losses) arising
    during period                (731,542)               108,709
    Less: reclassification
     adjustment for gains
     included in net income       (42,269)                85,814
                                ----------             ---------
Other comprehensive income (loss)          (689,273)                 22,895
                                          ---------               ---------
Comprehensive income           $            840,441               1,624,895
                                          =========               =========

See accompanying notes to consolidated financial statements.



         HMN FINANCIAL, INC. AND SUBSIDIARIES
      Consolidated Statement of Stockholders' Equity
       For the Three Months Ended March 31, 2000
                      (unaudited)

                                                                   Unearned
                                                                   Employee
                                                    Accumulated     Stock
                            Additional                  Other      Ownership
                    Common   Paid-in     Retained    Comprehensive   Plan
                    Stock    Capital     Earnings       Loss        Shares
                   -------- ---------- ----------- --------------- ---------
Balance,
December 31, 1999 $ 91,287  59,674,715  68,423,008  (3,187,743)  (5,511,851)
 Net income                              1,529,714
 Other comprehensive
  loss                                                (689,273)
  Treasury stock
   purchases
  Employee stock
   options exercised           (15,513)
  Tax benefits of
   exercised
   stock options                 3,732
  Amortization of
   restricted
   stock awards
  Dividends paid                          (396,494)
  Earned employee
   stock ownership
   plan shares      11,559                              48,456
                   -------- ---------- ----------- ----------- -----------
Balance,
March 31, 2000   $  91,287  59,674,493  69,556,228 (3,877,016)  (5,463,395)
                   ======== ========== =========== =========== ===========

                            Unearned
                          Compensation                             Total
                           Restricted                           Stockholders'
                          Stock Awards       Treasury Stock        Equity
                         --------------      --------------    --------------
Balance,
December 31, 1999          $ (96,508)         (54,832,040)         64,560,868
 Net income                                                         1,529,714
 Other comprehensive
  loss                                                               (689,273)
  Treasury stock
   purchases                                   (1,603,694)         (1,603,694)
  Employee stock
   options exercised                               61,563              46,050
  Tax benefits of
   exercised
   stock options                                                        3,732
  Amortization of
   restricted
   stock awards               41,516                                   41,516
  Dividends paid                                                     (396,494)
  Earned employee stock
    ownership plan shares                                              60,015
                         ---------------     --------------    --------------
Balance,
March 31, 2000            $  (54,992)         (56,374,171)         63,552,434
                         ===============     ==============    ==============

See accompanying notes to consolidated financial statements.

                  HMN FINANCIAL, INC. AND SUBSIDIARIES
                  Consolidated Statements of Cash Flows
                             (unaudited)

                                                   Three Months Ended
                                                        March 31,
                                               ---------------------------
                                                    2000         1999
                                               ------------  -------------
Cash flows from operating activities:
   Net income                                  $   1,529,714     1,602,000
   Adjustments to reconcile net income
    to cash provided by operating activities:
     Provision for loan losses                        45,000        75,000
     Depreciation                                    204,711       173,068
     Amortization of (discounts) premiums, net        25,070        41,093
     Amortization of deferred loan fees              (96,990)     (165,405)
     Amortization of goodwill                         45,006        45,009
     Amortization of core deposit intangible          58,110        58,112
     Amortization of other purchase accounting
      adjustments                                    (21,434)       11,384
     Amortization of mortgage servicing rights
      and net valuation adjustments                   61,279       165,598
     Capitalized mortgage servicing rights           (57,030)     (184,874)
     Increase in deferred income taxes               103,500        81,000
     Securities (gains) losses, net                   68,761      (139,438)
     Gain on sales of loans                         (182,729)     (694,992)
     Proceeds from sales of loans held for sale   19,473,383    52,911,809
     Disbursements on loans held for sale        (18,365,757)  (47,100,100)
     Principal collected on loans held for sale        8,671         1,099
     Amortization of restricted stock awards          41,516        43,761
     Amortization of unearned ESOP shares             48,456        48,317
     Earned employee stock ownership shares
      priced above original cost                      11,559        16,465
     Decrease (increase) in accrued interest
      receivable                                    (114,616)      148,003
     Increase in accrued interest payable            693,439       344,743
     Equity earnings of limited partnerships         (36,989)      (17,067)
     Increase in other assets                       (149,606)     (344,256)
     Increase in other liabilities                 1,021,221     1,214,279
     Other, net                                          838        14,254
                                                  ----------    ----------
       Net cash provided by operating
        activities                                 4,415,083     8,348,862
                                                  ----------    ----------
Cash flows from investing activities:
   Proceeds from sales of securities
    available for sale                             6,020,320     2,858,250
   Principal collected on securities
    available for sale                             2,077,722    19,954,254
   Proceeds collected on maturity of securities
    available for sale                             1,500,000    11,400,000
   Purchases of securities available for sale       (986,500)  (34,591,894)
   Proceeds from sales of loans receivable           105,464       119,835
   Purchase of Federal Home Loan Bank stock         (320,000)            0
   Net increase in loans receivable              (17,145,578)   (6,050,512)
   Purchases of premises and equipment              (352,727)     (243,209)
                                                  ----------    ----------
      Net cash used by investing activities       (9,101,299)   (6,553,276)
                                                  ----------    ----------
Cash flows from financing activities:
   Increase (decrease) in deposits                 1,098,879   (12,631,056)
   Purchase of treasury stock                     (1,603,694)     (802,312)
   Stock options exercised                            46,050             0
   Dividends to stockholders                        (396,494)     (362,798)
   Proceeds from Federal Home
    Loan Bank advances                            46,900,000    11,500,000
   Repayment of Federal Home
    Loan Bank advances                           (42,400,000)  (11,500,000)
   Decrease in other borrowed money                        0    (2,500,000)
   Increase in advance payments by borrowers
    for taxes and insurance                          243,824       227,791
                                                  ----------   -----------
      Net cash provided (used) by
       financing activities                        3,888,565   (16,068,375)
                                                  ----------   -----------
      Decrease in cash and cash equivalents         (797,651)  (14,272,789)
Cash and cash equivalents, beginning of period     9,051,380    20,960,957
                                                  ----------   -----------
Cash and cash equivalents, end of period         $ 8,253,729     6,688,168
                                                  ==========   ===========
Supplemental cash flow disclosures:
   Cash paid for interest                        $ 7,011,842     6,825,804
   Cash paid for income taxes                        190,000       640,000
Supplemental noncash flow disclosures:
   SBA certificates transferred from loans
   to securities available for sale              $         0     2,528,442
   Loans securitized and transferred to
    securities available for sale                  8,106,230             0
   Loans transferred to loans held for sale          245,261     1,149,595
   Transfer of loans to real estate                   49,653             0


See accompanying notes to consolidated financial statements.

              HMN FINANCIAL, INC. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements
                          (unaudited)

                     March 31, 2000 and 1999

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


(2)  BASIS OF PREPARATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of comprehensive income, consolidated statements of stockholders' equity and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments consisting of only normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The statement of income for the three month period ended March 31, 2000 is not necessarily indicative of the results which may be expected for the entire year.

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

    - (For a derivative designated as hedging the exposure to changes in the fair value of a recognized asset or liability or a firm commitment (referred to as a fair value hedge), the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. The effect of that accounting is to reflect in earnings the extent to which the hedge is not effective in achieving offsetting changes in fair value.

    - (For a derivative designated as hedging the exposure to variable cash flows of a forecasted transaction (referred to as a cash flow hedge), the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately.

    - (For a derivative designated as hedging the foreign currency exposure of a net investment in a foreign operation, the gain or loss is reported in other comprehensive income (outside earnings) as part of the cumulative translation adjustment. The accounting for a fair value hedge described above applies to a derivative designated or an available-for-sale security. Similarly, the accounting for a cash flow hedge described above applies to a derivative designated as a hedge of the foreign currency exposure of a foreign-currency-denominated forecasted transaction.

    - (For a derivative not designated as a hedging instrument, the gain or loss is recognized in earnings in the period of change.

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

The gross unrealized holding losses for the first quarter of 2000 were $1.2 million, the income tax benefit would have been $452,500 and therefore, the net loss was $731,500. The gross reclassification adjustment for the first quarter of 2000 was a loss of $68,800, the income tax benefit would have been $26,500 and therefore, the net reclassification adjustment was a loss of $42,300. The gross unrealized holding gains for the first quarter of 1999 were $167,200, the income tax expense would have been $58,500 and therefore, the net gain was $108,700. The gross reclassification adjustment for the first quarter of 1999 was $139,600, the income tax expense would have been $53,800 and therefore, the net reclassification adjustment was $85,800.

(5) CASH DIVIDEND

On April 25, 2000 HMN's Board of Directors announced a cash dividend of $0.10 per share, payable on June 12, 2000 to stockholders of record on May 25, 2000.

(6) INVESTMENT IN MORTGAGE SERVICING RIGHTS

A summary of mortgage servicing activity is as follows:

----------------------------------------------------------------

                                       2000            1999
                                  -------------- ---------------
Mortgage servicing rights
  Balance, beginning of period      $ 1,148,774      1,117,193
  Originations                           57,030        172,145
  Purchases                                   0         12,729
  Amortization                          (72,779)      (200,217)
                                     ----------     ----------
  Balance, March 31                   1,133,025      1,101,850
                                     ----------     ----------
Valuation reserve
  Balance, beginning of period          (25,100)      (111,500)
  Additions                                   0              0
  Reductions                             11,500         43,400
                                     ----------     ----------
  Balance, March 31                     (13,600)       (68,100)
                                     ----------     ----------
  Mortgage servicing rights, net    $ 1,119,425      1,033,750
                                     ==========     ==========
  Fair value of mortgage
   servicing rights                 $ 1,364,000      1,033,750
                                     ==========     ==========

-----------------------------------------------------------------

All of the loans being serviced were single family loans serviced for FNMA under the mortgage-backed security program or the individual loan sale program. The following is a summary of the risk characteristics of the loans being serviced at March 31, 2000.

-----------------------------------------------------------------------------

                                     Weighted    Weighted
                         Loan        Average      Average      Number
                       Principal     Interest    Remaining      of
                       Balance         Rate        Term        Loans
                    -------------   ---------   ----------   ----------
Original term
  30 year fixed rate $ 57,171,000     7.50%         332          814
Original term
  15 year fixed rate   64,438,000     6.75%         158        1,159
Seven year balloon        692,000     7.00%         339            7
Adjustable rate         7,025,000     7.74%         327           56

-----------------------------------------------------------------------------

(7) INVESTMENT IN LIMITED PARTNERSHIPS

Investments in limited partnerships were as follows:

---------------------------------------------------------------------

Primary partnership activity     March 31, 2000     December 31, 1999
------------------------------   --------------     -----------------
Mortgage servicing rights        $   2,270,439          2,222,094
Common stock of
  financial institutions               411,437            415,576
Low to moderate income housing         325,030            337,468
                                 -------------      -------------
                                 $   3,006,906          2,975,138
                                 =============      =============

---------------------------------------------------------------------

During the first quarter of 2000 HMN's proportionate revenue from a mortgage servicing partnership was $48,346, its proportionate share of losses from common stock investments in financial institutions was $4,139 and it recognized $7,218 of losses on low income housing partnerships. During 2000 HMN anticipates receiving low income housing credits totaling $80,000 of which $20,000 were credited to current income tax benefits.

During the first quarter of 1999 HMN's proportionate revenue from a mortgage servicing partnership was $61,172, its proportionate share of losses from the common stock investments in financial institutions was $13,696 and it did not recognize any revenue or loss on the low income housing partnerships. During 1999 HMN received low income housing credits totaling $80,000 of which $20,000 were credited to current income tax benefits.

8) EARNINGS PER SHARE

The following table reconciles the weighted average shares outstanding and the income available to common shareholders used for basic and diluted EPS:

                                           Three months ended March 31,
                                           ----------------------------
                                               2000           1999
                                            -------------------------
Weighted average number of common shares
  outstanding used in basic earnings per
  common share calculation                  3,998,038      4,509,368

Net dilutive effect of:
 Options                                      114,964        186,223
 Restricted stock awards                        1,953         26,551
                                            ---------      ---------

Weighted average number of shares
  outstanding adjusted for effect of
  dilutive securities                       4,114,955      4,722,142
                                            =========      =========

Income available to common shareholders    $1,529,714      1,602,000

Basic earnings per common share            $     0.38           0.36

Diluted earnings per common share          $     0.37           0.34


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

Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Tier I or Core capital, and Risk-based capital (as defined in the regulations) to total assets (as defined). Management believes, as of March 31, 2000, that the Bank meets all capital adequacy requirements to which it is subject.

Management believes that based upon the Bank's capital calculations at March 31, 2000 and other conditions consistent with the Prompt Corrective Actions Provisions of the OTS regulations, the Bank would be categorized as well capitalized.

On March 31, 2000 the Bank's tangible assets and adjusted total assets were $688.5 million and its risk-weighted assets were $401.7 million. The following table presents the Bank's capital amounts and ratios at March 31, 2000 for actual capital, required capital and excess capital including ratios in order to qualify as being well capitalized under the Prompt Corrective Actions regulations.

                                                  Required to be
                                                    Adequately
                              Actual                Capitalized
                  -------------------------- --------------------------
(in thousands)                    Percent                     Percent
                     Amount      of Assets(1)     Amount     of Assets (1)
                  ------------ -------------- ------------- -------------
Bank stockholder's
 equity            $  48,673
Plus:
  Net unrealized
   loss (gain) on
   certain securities
   available for sale  2,664
Less:
  Goodwill and
   other intangibles   5,085
  Excess mortgage
   servicing  rights     227
                     -------
Tier I or core
 capital              46,025
                     -------
  Tier I capital to
   adjusted total
   assets                         6.68%           $27,540    4.00%
Tier I capital to
risk-weighted assets             11.46%           $16,068    4.00%
Less:
Equity investments &
 other assets required
 to be deducted           11

Plus:
 Allowable allowance
  for loan losses      3,261
                     -------
Risk-based capital  $ 49,275                      $32,136
                     =======
Risk-based capital
 to risk-weighted
 assets                          12.27%                      8.00%


                                                To Be Well Capitalized
                                                    Under Prompt
                                                 Corrective Actions
                         Excess Capital              Provisions
                  -------------------------- --------------------------
                                 Percent                    Percent
(in thousands)      Amount      of Assets(1)     Amount    of Assets (1)
                  ----------- -------------- ------------ --------------

Bank stockholder's
 equity            $
Plus:
  Net unrealized
   loss (gain) on
   certain securities
   available for sale
Less:
  Goodwill and
   other intangibles
  Excess mortgage
   servicing  rights
Tier I or core
 capital
  Tier I capital to
   adjusted total
   assets            $18,485         2.68%           $34,425    5.00%
Tier I capital to
risk-weighted assets $29,957         7.46%           $24,102    6.00%
Less:
Equity investments &
 other assets required
 to be deducted

Plus:
 Allowable allowance
  for loan losses

Risk-based capital   $17,139                         $40,170

Risk-based capital
 to risk-weighted
 assets                              4.27%                     10.00%


(1) Based upon the Bank's adjusted total assets for the purpose of the tangible and core capital ratios and risk-weighted assets for the purpose of the risk-based capital ratio.


The tangible capital of the Bank was in excess of the minimum 2% required at March 31, 2000 but is not reflected in the table above.

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


                                   HMN Mortgage Services, Inc.
                                  ---------------------------
                         Home
                        Federal      Mortgage                   Total
                        Savings     Servicing     Mortgage     Reportable
(DOLLARS IN THOUSANDS)   Bank        Rights       Banking       Segments
--------------------------------------------------------------------------

At or for the quarter
 ended March 31, 2000:
  Interest income -
   external customers   $12,421           0              48        12,469
  Non-interest income -
   external customers       452          22             100           574
  Earnings (loss) on
   limited partnerships      41           0               0            41
  Intersegment interest
   income                     0           0               0             0
  Intersegment non-
   interest income           86           0               0            86
  Interest expense        7,705           0              33         7,738
  Amortization of
   mortgage servicing
   rights and net val-
   uation adjustments        55           6               0            61
  Other non-interest
   expense                2,691           8             247         2,946
  Income tax expense
  (benefit)                 981           3             (53)          931
  Net income (loss)       1,523           5             (79)        1,449
  Total assets          691,147         216           3,650       695,013
  Net interest margin      2.85 %        NM              NM            NM
  Return on average assets 0.89 %      8.76%         (10.68)%          NM
  Return on average
   realized common equity 11.80 %     21.35%         (26.02)%          NM
At or for the quarter
 ended March 31, 1999:
  Interest income -
   external customers  $ 11,326           0              77        11,403
  Non-interest income -
   external customers       816          32             278         1,126
  Earnings (loss) on
   limited partnerships      31           0               0            31
  Intersegment interest
   income                     2           0               0             2
  Intersegment non-
   interest income           80           0               0            80
  Interest expense        7,164           0              78         7,242
  Amortization of mortgage
   servicing rights
   and net valuation
   adjustments               57         109               0           166
  Other non-interest
   expense                2,434           3             282         2,719
  Income tax expense
  (benefit)                 987         (31)             (3)          953
  Net income (loss)       1,539         (49)             (2)        1,488
  Total assets          661,985         302           7,339       669,626
  Net interest margin      2.64 %        NM              NM            NM
  Return on average assets 0.94 %    (57.81)%         (0.14)%          NM
  Return on average
   realized common equity 12.79 %   (121.22)%         (0.30)%          NM




                                                       Consolidated
(Dollars in thousands)       Other      Eliminations       Total
-----------------------------------------------------------------------
At or for the quarter ended
 March 31, 2000:
  Interest income -
   external customers      $192                 0           12,661
  Non-interest income -
   external customers         2                 0              576

  Earnings (loss) on
   limited partnerships      (4)                0               37
  Intersegment interest
   income                    63               (63)               0
  Intersegment non-
   interest income        1,461            (1,547)               0
  Interest expense           30               (63)           7,705
  Amortization of mortgage
   servicing rights and
   net valuation adjustments  0                 0               61
  Other non-interest
   expense                  110               (86)           2,970
  Income tax expense
  (benefit)                  32                 0              963
  Net income (loss)       1,542            (1,461)           1,530
  Total assets           66,150           (55,459)         705,704
  Net interest margin        NM                NM             2.93%
  Return on average assets   NM                NM             0.87%
  Return on average
   realized common equity    NM                NM             9.00%
At or for the quarter ended
March 31, 1999:
  Interest income -
   external customers    $  200                 0           11,603
  Non-interest income -
   external customers        43                 0            1,169
  Earnings (loss) on
   limited partnerships     (14)                0               17
  Intersegment interest
   income                   108              (110)               0
  Intersegment non-
   interest income        1,506            (1,586)               0
  Interest expense           39              (110)           7,171
  Amortization of mortgage
   servicing rights
   and net valuation
   adjustments                0                 0              166
  Other non-interest
   expense                  129               (80)           2,768
  Income tax expense
  (benefit)                  55                 0            1,008
  Net income (loss)       1,620            (1,506)           1,602
  Total assets           72,705           (60,395)         681,936
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

NET INCOME

HMN's net income for the first quarter of 2000 was $1.5 million, a decrease of $72,000, compared to net income of $1.6 million for the first quarter of 1999. Basic earnings per share were $0.38 for the quarter ended March 31, 2000, an increase of $0.02 per share, from $0.36 basic earnings per share for the same quarter of 1999. Diluted earnings per share were $0.37 for the first quarter of 2000, an increase of $0.03 from $0.34 diluted earnings per share for the first quarter of 1999. Earnings per share increased from the first quarter of 1999 to the first quarter of 2000 even though net income declined due to HMN's treasury stock purchase program. The average number of outstanding shares for the basic earnings per share calculation declined by 511,330 shares from 4,509,368 at March 31, 1999 to 3,998,038 at March 31, 2000. The average number of outstanding shares for the diluted earnings per share calculation declined by 607,187 shares from 4,722,142 at March 31, 1999, to 4,114,955 at March 31,
2000.

NET INTEREST INCOME

Net interest income for the first quarter of 2000 was $5.0 million, an increase of $523,000, or 11.8%, compared to $4.4 million for the first quarter of 1999.

Interest income for the first quarter of 2000 was $12.7 million, an increase of $1.1 million, or 9.1%, compared to $11.6 million for the first quarter of 1999.

Interest income increased by $432,000 due to a $21.7 million net increase in average interest-earning assets from the first quarter of 1999 to the first quarter of 2000. The increase in average interest-earning assets is the result of HMN's emphasis on originating and/or purchasing commercial real estate loans, commercial business loans and consumer loans which generally have higher interest rates and shorter terms to maturity than single family fixed-rate residential loans. Interest income increased by $625,000 due to higher interest rates being earned on the types of loans being added to the portfolio and also due to a general increase in interest rates from the first quarter of 1999 to the first quarter of 2000. The yield earned on interest-earning assets increased from 7.14% at March 31, 1999, to 7.48% at March 31, 2000.

Interest expense was $7.7 million for the first quarter of 2000, an increase of $535,000, or 7.5%, compared to $7.2 million for the same quarter of 1999. Interest expense on Federal Home Loan Bank (FHLB) advances was $3.4 million for the first quarter of 2000, an increase of $827,000, or 32.6%, from $2.5 million for the first quarter of 1999. Interest expense increased by $696,000 due to a $47.2 million increase in the average outstanding advances from the FHLB. The advances were used to fund the growth in loans and replace funds lost to deposit outflows. Interest expense increased by $131,000 due to an increase in the cost of borrowing from the FHLB due to rising interest rates between the two periods. The average interest rate paid on the average interest-bearing liabilities was 4.92% during the first quarter of 2000, compared to 4.79% for the first quarter of 1999.

Net interest margin (net interest income divided by average interest earning assets) for the first quarter of 2000 was 2.93%, an increase of 20 basis points, compared to 2.73% for the first quarter of 1999.


PROVISION FOR LOAN LOSSES

*The provision for loan losses for the first quarter ended March 31, 2000 was $45,000, a decrease of $30,000, or 40.0%, compared to $75,000 for the first quarter of 1999. The provision is the result of management's evaluation of the loan portfolio, a historically low level of non-performing loans, minimal loan charge-off experience, and its assessment of the general economic conditions in the geographic area where properties securing the loan portfolio are located such as national and regional unemployment data, single family loan delinquencies as reported separately by the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC), local single family construction permits and local economic growth rates. Management's evaluation of probable losses inherent in the loan portfolio revealed conditions that resulted in decreasing the first quarter of 2000 loan loss provision compared to the provision for the first quarter of 1999. HMN will continue to monitor its allowance for losses as these conditions dictate. Future economic conditions and other unknown factors will impact the need for future provisions for loan losses. As a result, no assurances can be given that increases in the allowance for loan losses will not be required during future periods.

A reconciliation of HMN's allowance for loan losses is summarized as follows:

                                  2000               1999
                              -----------        ----------
Balance at January 1,         $ 3,273,311         3,041,485
Provision                          45,000            75,000
Recoveries                              0               841
                              -----------        ----------
Balance at March 31,          $ 3,318,311         3,117,326
                              ===========        ==========

NON-INTEREST INCOME

Non-interest income was $613,000 for the first quarter of 2000, a decrease of $574,000, or 48.4%, from $1.2 million for the first quarter of 1999. The decrease in non-interest income was primarily due to a $512,000 decline in gains recognized on the sale of loans and a $208,000 decline in net gains (losses) on the sale of securities. Due to a general increase in interest rates which started in 1999 and carried over into the first quarter 2000, single family conforming loan production declined from the first quarter of 1999, compared to the first quarter of 2000. The lower conforming loan production equated to a lower gain on the sale of loans being recorded between the two quarters. The increase in interest rates has also affected the ability of HMN to sell securities from its available for sale portfolio at a gain.
The decrease in non-interest income was partially offset by an increase of $130,000 in fees and service charges on deposit related accounts and loans.

NON-INTEREST EXPENSE

Non-interest expense was $3.0 million for the first quarter of 2000, an increase of $97,000, or 3.3%, from $2.9 million for the first quarter of 1999. Compensation and benefits expense increased by $268,000, or 18.7%, due to annual payroll increases and increased claims experience for self funded health benefits. Amortization of mortgage servicing rights, net of valuation adjustments and servicing costs decreased by $99,000 due to a change in the estimated time over which the servicing fees will be collected. FDIC premiums and advertising expenses decreased a total of $77,000 between the two quarters.


* This paragraph contains a forward-looking statement(s). Refer to information regarding Forward-looking Information on page 20 of this discussion.

INCOME TAX EXPENSE

Income tax expense was $963,000 for the first quarter of 2000, a decrease of $46,000 compared to $1.0 million for the first quarter of 1999. The decrease is primarily due to a decrease in taxable income between the two quarters.


NON-PERFORMING ASSETS

The following table sets forth the amounts and categories of non-performing assets in the Bank's portfolio at March 31, 2000 and December 31, 1999.



                                   March 31,         December 31,
(Dollars in Thousands)               2000               1999
                                --------------      -------------
Non-Accruing Loans
  One-to-four family real estate   $  392                164
  Nonresidential real estate            0                  0
  Consumer                            136                178
                                    -----              -----
  Total                               528                342
                                    -----              -----
Accruing loans delinquent 90
 days or more                         208                476
                                    -----              -----
Foreclosed Assets
Real estate:
One-to-four family                     52                  0
                                    -----              -----
   Total non-performing assets     $  788           $    818
                                    =====              =====
Total as a percentage of total
   assets                            0.11%              0.12%
                                    =====              =====
Total non-performing loans         $  736           $    818
                                    =====              =====
Total as a percentage of total
       loans receivable, net         0.15%              0.17%
                                    =====              =====
Total non-performing assets at March 31, 2000 were $788,000, a decrease of
$30,000, from $818,000 at December 31, 1999.  The net decrease of $30,000 was the result of a $186,000 increase in non-accruing loans and a $52,000 increase in foreclosed assets which were offset by a $268,000 decrease in accruing loans delinquent 90 days or more.

DIVIDENDS

On April 25, 2000 HMN declared a cash dividend of $.10 per share, payable on June 12, 2000 to shareholders of record on May 25, 2000.

During the first quarter of 2000, HMN declared and paid dividends as follows:

Record date         Payable date    Dividend per share    Dividend Payout Ratio
-----------------   --------------  ------------------    ---------------------
February 24, 2000   March 10, 2000       $0.10                 27.8%

The annualized dividend payout ratio for the past four quarters, ending with the June 12, 2000 payment will be 23.6%.

The declaration of dividends are subject to, among other things, HMN's financial condition and results of operations, the Bank's compliance with its regulatory capital requirements, including the fully phased-in capital requirements, tax considerations, industry standards, economic conditions, regulatory restrictions, general business practices and other factors.

LIQUIDITY

For the quarter ended March 31, 2000, the net cash provided by operating activities was $4.4 million. HMN collected $6.0 million from the sale of securities, and $3.6 million in principal repayments or on the maturity of securities during the quarter. HMN also collected $105,000 on the sale of loans receivable during the quarter. It purchased $987,000 of securities, FHLB stock of $320,000, premises and equipment of $353,000 and it funded a net increase in loans receivable


of $17.1 million.   HMN received  $1.1 million due to a net increase in deposit balances during the quarter. It received net proceeds of $4.5 million from net additional advances from the FHLB and $244,000 from increased advance payments from borrowers for taxes and insurance.  HMN purchased $1.6 million of HMN treasury stock and paid $396,000 in dividends to its shareholders.


*HMN has certificates of deposits with outstanding balances of $199.6 million that come due over the next 12 months. Based upon past experience management anticipates that the majority of the deposits will renew for another term. HMN believes that deposits which do not renew will be replaced with deposits from other customers, or funded with advances from the FHLB, or will be funded through the sale of securities. Management does not anticipate that it will have a liquidity problem due to maturing deposits.

*HMN has $10.0 million of FHLB advances which mature in 2001 but have call features which can be exercised by the FHLB on a semiannual basis during 2000.
If the call features are exercised HMN has the option of requesting any advance otherwise available to it pursuant to the Credit Policy of the FHLB. Since HMN has the ability to request another advance to replace the advance that is being called, management does not anticipate that it will have a liquidity problem due to advances being called by the FHLB during 2000.

MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. HMN's market risk arises primarily from interest rate risk inherent in its investing, lending and deposit taking activities. Management actively monitors and manages its interest rate risk exposure.

HMN's profitability is affected by fluctuations in interest rates. A sudden and substantial increase in interest rates may adversely impact HMN's earnings to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. HMN monitors the projected changes in net interest income that occur if interest rates were to suddenly change up or down. The Rate Shock Table located below in the Asset/Liability Management section of this report discloses HMN's projected changes in net interest income based upon immediate interest rate changes called rate shocks.

*HMN utilizes a model which uses the discounted cash flows from its interest-earning assets and its interest-bearing liabilities to calculate the current market value of those assets and liabilities.  The model also calculates the changes in market value of the interest-earning assets and
interest-bearing liabilities due to different interest rate changes.   HMN
believes that over the next twelve months interest rates could conceivably fluctuate in a range of 200 basis points up or down from where the rates were at March 31, 2000.  HMN does not have a trading portfolio. The following table discloses the projected changes in market value to HMN's interest-earning assets and interest-bearing liabilities based upon incremental 100 basis point changes in interest rates from interest rates in effect on March 31, 2000.


* This paragraph contains a forward-looking statement(s). Refer to information regarding Forward-looking Information on page 20 of this discussion.




--------------------------------------------------------------------
Other than trading portfolio                Market Value
                        --------------------------------------------
(Dollars in thousands)
Basis point change
  in interest rates          -200     -100      0      +100    +200
--------------------------------------------------------------------
Cash and cash
equivalents            $8,254        8,247     8,240    8,234     8,227
Securities available
 for sale:
  Fixed-rate CMOs      30,570       29,800    27,986   25,847    23,911
  Variable-rate CMOs   63,067       62,580    62,331   62,026    58,958
  Fixed-rate available
   for sale mortgage-
   backed and related
   securities           5,188        5,058     4,891    4,713     4,532
  Variable-rate available
   for sale mortgage-
   backed and related
   securities           1,957        1,944     1,930    1,917     1,904
  Fixed-rate available
   for sale other
   marketable
   securities          72,342       70,969    68,092   65,457    63,028
  Variable-rate
   available
   for sale other
   marketable
   securities           1,296        1,295     1,293    1,292     1,290
  Federal Home Loan
   Bank stock          11,801       11,791    11,782   11,772    11,762
Fixed-rate loans
 held for sale          3,403        3,400     3,397    3,395     3,392
Loans receivable, net:
  Fixed-rate real
   estate loans       277,373      271,068   262,906  254,247   245,750
  Variable-rate
   real estate loans  140,431      137,849   134,815  131,851   128,584
  Fixed-rate other
   loans               49,504       48,857    47,988   46,990    46,107
  Variable-rate
   other loans         32,564       31,026    28,756   28,953    28,027
Mortgage servicing
 rights, net              728        1,041     1,119    1,181     1,209
Investment in limited
 partnerships           1,941        2,722     3,007    3,103     3,168
                    ----------------------------------------------------
Total market risk
 sensitive assets     700,419      687,647   668,533  650,978   329,849
                    ----------------------------------------------------
NOW deposits           33,281       33,490    32,285   32,346    31,927
Passbook deposits      34,595       34,239    33,354   32,657    32,031
Money market deposits  30,734       30,861    29,940   29,291    28,730
Certificate deposits  304,614      302,291   301,252  299,987   298,663
Fixed-rate Federal
 Home Loan Bank
 advances             185,874      179,381   177,576  174,177   170,872
Variable-rate Federal
 Home Loan Bank
  advances             50,596       50,555    50,515   50,474    50,434
                    ----------------------------------------------------
Total market risk
 sensitive
 liabilities          639,694      630,817   625,462  618,932   612,658
Off-balance sheet
 financial instruments:
Commitments to extend
 credit                    77           75        72       69        66
                    ----------------------------------------------------
Net market risk       $60,648       56,755    42,999   31,977    17,126
                    ====================================================
Percentage change
 from current
 market value           41.05%       31.99%     0.00%  (25.63%)  (60.17%)
                    ====================================================

The preceding table was prepared utilizing the following assumptions (the "Model Assumptions") regarding prepayment and decay ratios which were determined by management based upon their review of historical prepayment speeds and future prepayment projections. Fixed rate loans were assumed to prepay at annual rates of between 7% to 44%, depending on the coupon and period to maturity. Adjustable rate mortgages ("ARMs") were assumed to prepay at annual rates of between 10% and 30%, depending on coupon and the period to maturity. Growing Equity Mortgage (GEM) loans were assumed to prepay at annual rates of between 18% and 54% depending on the coupon and the period to maturity. Mortgage-backed securities and Collateralized Mortgage Obligations
(CMOs) were projected to have prepayments based upon the underlying collateral securing the instrument and the related cash flow priority of the CMO tranche owned. Certificate accounts were assumed not to be withdrawn until maturity. Passbook and money market accounts were assumed to decay at an annual rate of 20%. FHLB advances were projected to be called at the first call date where the projected interest rate on similar remaining term advances exceeded the interest rate on HMN's callable advance.

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

ASSET/LIABILITY MANAGEMENT

*HMN's management reviews the impact that changing interest rates will have on its net interest income projected for the twelve months following March 31, 2000 to determine if its current level of interest rate risk is acceptable.
The following table projects the estimated annual impact on net interest income of immediate interest rate changes called rate shocks.

       Rate Shock     Net Interest  Percentage
     in Basis Points     Income       Change
     --------------- ------------- ------------
        +200               17,479       (5.89) %
        +100               18,232       (1.83) %
           0               18,572        0.00  %
        -100               18,789        1.17  %
        -200               18,556       (0.09) %

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

To the extent consistent with its interest rate spread objectives, the Bank attempts to reduce its interest rate risk and has taken a number of steps to restructure its assets and liabilities. The Bank has primarily focused its fixed rate one-to-four family residential lending program on loans with contractual terms of 20 years or less. The Bank generally follows the practice of selling all of its fixed rate single family loans which conform to the secondary market guidelines. HMN has focused its portfolio lending during 1999 and throughout 2000 on the origination of commercial loan products and consumer loans which generally have shorter weighted average terms to maturity and/or interest rates which adjust at least every three years. At times, depending on its interest rate sensitivity, the Bank may sell fixed rate single family loans with shorter contractual maturities than thirty years in order to reduce interest rate risk and record a gain on the sale of loans.


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

     PROVISION FOR LOAN LOSSES
     The provision for loan losses for the first quarter ended March 31, 2000 was $45,000, a decrease of $30,000, or 40.0%, compared to $75,000 for the first quarter of 1999. The provision is the result of management's evaluation of the loan portfolio, a historically low level of non-performing loans, minimal loan charge-off experience, and its assessment of the general economic conditions in the geographic area where properties securing the loan portfolio are located such as national and regional unemployment data, single family loan delinquencies as reported separately by the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC), local single family construction permits and local economic growth rates. Management's evaluation of probable losses inherent in the loan portfolio revealed conditions that resulted in decreasing the first quarter of 2000 loan loss provision compared to the provision for the first quarter of 1999. HMN will continue to monitor its allowance for losses as these conditions dictate. Future economic conditions and other unknown factors will impact the need for future provisions for loan losses. As a result, no assurances can be given that increases in the allowance for loan losses will not be required during future periods.

     LIQUIDITY
     HMN has certificates of deposits with outstanding balances of $199.6 million that come due over the next 12 months. Based upon past experience management anticipates that the majority of the deposits will renew for another term. HMN believes that deposits which do not renew will be replaced with deposits from other customers, or funded with advances from the FHLB, or will be funded through the sale of securities. Management does not anticipate that it will have a liquidity problem due to maturing deposits.

     HMN has $10.0 million of FHLB advances which mature in 2001 but have call features which can be exercised by the FHLB on a semiannual basis during 2000. If the call features are exercised HMN has the option of requesting any advance otherwise available to it pursuant to the Credit Policy of the FHLB. Since HMN has the ability to request another advance to replace the advance that is being called, management does not anticipate that it will have a liquidity problem due to advances being called by the FHLB during 2000.

     Competitive pricing by other institutions, the desire of a competitor to pay interest rates on deposits that are above the current rates paid by HMN, or the desire by customers to put more of their funds into nontraditional bank products such as stocks and bonds could be circumstances that would cause the maturing certificates to become a liquidity problem.

     MARKET RISK
     HMN utilizes a model which uses the discounted cash flows from its interest-earning assets and its interest-bearing liabilities to calculate the current market value of those assets and liabilities. The model also calculates the changes in market value of the interest-earning assets and interest-bearing liabilities due to different interest rate changes. HMN believes that over the next twelve months interest rates could conceivably fluctuate in a range of 200 basis points up or down from where the rates were at March 31, 2000. HMN does not have a trading portfolio. The table in the Market Risk section discloses the projected changes in market value to HMN's interest-earning assets and interest-bearing liabilities based upon incremental 100 basis point changes in interest rates from interest rates in effect on March 31, 2000.

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

     ASSET/LIABILITY MANAGEMENT
     HMN's management reviews the impact that changing interest rates will have on its net interest income projected for the twelve months following March 31, 2000 to determine if its current level of interest rate risk is acceptable. HMN's actual net interest income caused by interest rate changes may differ from the amounts reflected in the table in the Asset/Liability section which projects the estimated impact on net interest income of immediate interest rate changes called rate shocks.

     Certain shortcomings are inherent in the method of analysis presented in each of the tables. In the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the foregoing table. The ability of many borrowers to service their debt may decrease in the event of a substantial increase in interest rates and could impact net interest income.
                                   20

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

                               HMN FINANCIAL, INC.
                               Registrant


Date:   May 12, 2000           /s/ Roger P. Weise
                               -------------------
                               Roger P. Weise,
                               Chairman, President and
                               Chief Executive Officer
                               (Principal Executive Officer)


Date:   May 12, 2000           /s/ James B. Gardner
                               --------------------
                               James B. Gardner,
                               Executive Vice President
                               (Principal Financial Officer)

                       HMN FINANCIAL, INC.

                       INDEX TO EXHIBITS
                         FOR FORM 10-Q

                                              Reference      Sequential
                                              to Prior      Page Numbering
                                              Filing or    Where Attached
                                              Exhibit        Exhibits Are
     Regulation S-K                            Number      Located in This
     Exhibit Number       Document        Attached Hereto  Form 10-Q Report
    --------------- --------------------   ------------- -----------------

       3.1          Amended and Restated
                      Articles of Incorporation    *1           N/A

       3.2          Amended and Restated By-laws   *2           N/A

       4            Form of Common Stock           *3           N/A
                    Including indentures

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

*2   Incorporated by reference to the same numbered exhibit to the Company's
Quarterly Report on Form 10-Q for the period ended September 30, 1997 (File 0-24100).

*3   Incorporated by reference to the same numbered exhibit to the Company's
Registration Statement on Form S-1 dated April 1, 1994 (File No. 33-77212).