Form 10-Q
period 2000-06-30
HMN FINANCIAL INC
filed 2000-08-14
CIK 921183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000

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
     Yes  (X)  No (  )

Indicate the number of shares outstanding of each of the issuer's common stock as of the latest practicable date.

           Class                             Outstanding at August 4, 2000

Common stock, $0.01 par value                               4,515,760

                         HMN FINANCIAL, INC.
                             CONTENTS

PART I - FINANCIAL INFORMATION                              Page
Item 1:  Financial Statements (unaudited)

      Consolidated Balance Sheets at
      June 30, 2000 and December 31, 1999                   3

      Consolidated Statements of Income for the
      Three Months Ended and Six Months Ended
      June 30, 2000 and 1999                                4

      Consolidated Statements of Comprehensive Income for the
      Three Months Ended and Six Months Ended
      June 30, 2000 and 1999                                5

      Consolidated Statement of Stockholders' Equity
      for the Six Month Period Ended June 30, 2000          5

      Consolidated Statements of Cash Flows for
      the Six Months Ended June 30, 2000 and 1999           6

      Notes to Consolidated Financial Statements            7-14

Item 2:  Management's Discussion and Analysis of Financial
          Condition and Results of Operations               15-24

Item 3:  Quantitative and Qualitative Disclosures about
          Market Risk Discussion included in Item 2
          under Market Risk                                 20

PART II - OTHER INFORMATION

Item 1:  Legal Proceedings                                  25

Item 2:  Changes in Securities                              25

Item 3:  Defaults Upon Senior Securities                    25

Item 4:  Submission of Matters to a Vote of
          Security Holders                                  25

Item 5:  Other Information                                  25

Item 6:  Exhibits and Reports on Form 8-K                   25

Signatures                                                  26

PART I - FINANCIAL STATEMENTS

                      HMN FINANCIAL, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (unaudited)


                                           June 30,       December 31,
ASSETS                                       2000             1999
                                         -----------      -----------
Cash and cash equivalents              $  11,439,158        9,051,380
Securities available for sale:
   Mortgage-backed and related
    securities (amortized cost
    $90,687,981 and $101,906,303)         89,487,557      100,777,266
   Other marketable securities
     (amortized cost $72,457,584
      and $76,863,919)                    67,290,113       72,699,513
                                         -----------      -----------
                                         156,777,670      173,476,779
                                         -----------      -----------

Loans held for sale                        6,065,593        4,083,061
Loans receivable, net                    505,280,365      477,895,602
Accrued interest receivable                4,124,036        3,860,454
Federal Home Loan Bank stock, at cost     12,245,000       11,470,000
Mortgage servicing rights, net             1,159,319        1,123,674
Premises and equipment, net                9,086,483        8,530,434
Investment in limited partnerships         3,082,733        2,975,138
Goodwill                                   4,070,986        4,160,998
Core deposit intangible                      910,583        1,026,803
Prepaid expenses and other assets            659,983          639,619
Deferred tax assets                        1,307,300          892,500
                                         -----------      -----------
      Total assets                     $ 716,209,209      699,186,442
                                         ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                               $ 401,630,386      400,382,118
Federal Home Loan Bank advances          244,900,000      229,400,000
Accrued interest payable                   1,578,650        1,433,111
Advance payments by borrowers for
 taxes and insurance                         898,607          814,092
Accrued expenses and other liabilities     2,989,970        2,596,253
                                         -----------      -----------
      Total liabilities                  651,997,613      634,625,574
                                         -----------      -----------
Commitments and contingencies
Stockholders' equity:
   Serial preferred stock:
    authorized 500,000 shares;
    issued and outstanding none                    0                0
   Common stock ($.01 par value):
    authorized 11,000,000 shares;
    issued 9,128,662 shares                   91,287           91,287
   Additional paid-in capital             59,697,100       59,674,715
   Retained earnings, subject
    to certain restrictions               71,046,382       68,423,008
   Accumulated other comprehensive loss   (3,847,395)      (3,187,743)
   Unearned employee stock
    ownership plan shares                 (5,414,939)      (5,511,851)
   Unearned compensation restricted
    stock awards                             (13,475)         (96,508)
   Treasury stock, at cost 4,594,602
    and 4,370,285 shares                 (57,347,364)     (54,832,040)
                                         -----------      -----------
      Total stockholders' equity          64,211,596       64,560,868
                                         -----------      -----------
    Total liabilities and
     stockholders' equity               $716,209,209      699,186,442
                                         ===========      ===========

See accompanying notes to consolidated financial statements.

                      HMN FINANCIAL, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                                   (unaudited)

                               Three Months Ended        Six Months Ended
                                    June 30,                 June 30,
                               2000          1999       2000          1999
                           -------------------------- -----------------------
Interest Income:
 Loans receivable         $  9,953,689    8,763,487    19,396,314   17,407,061
 Securities available
  for sale:
   Mortgage-backed
    and related              1,652,504    1,674,934     3,458,176    3,624,430
   Other marketable          1,163,766    1,033,641     2,346,282    1,795,779
 Cash equivalents               65,786       34,679       103,241      131,231
 Other                         203,173      153,296       395,935      304,907
                            ----------   ----------    ----------   ----------
    Total interest income   13,038,918   11,660,037    25,699,948   23,263,408
                            ----------   ----------    ----------   ----------
Interest expense:
 Deposits                    4,521,544    4,521,261     8,858,165    9,143,280
 Federal Home Loan Bank
  advances                   3,473,362    2,597,437     6,842,022    5,138,758
 Other borrowed money                0            0             0        7,207
                            ----------   ----------    ----------   ----------
    Total interest expense   7,994,906    7,118,698    15,700,187   14,289,245
                            ----------   ----------    ----------   ----------
     Net interest income     5,044,012    4,541,339     9,999,761    8,974,163
Provision for loan losses       45,000       75,000        90,000      150,000
                            ----------   ----------    ----------   ----------
     Net interest income after
      provision for loan
      losses                 4,999,012    4,466,339     9,909,761    8,824,163
                            ----------   ----------    ----------   ----------
Non-interest income:
 Fees and service charges      348,071      192,203       604,943      318,997
 Mortgage servicing fees        76,664       88,075       155,907      176,708
 Securities gains (losses),
   net                          34,960       23,332       (33,801)     162,770
 Gain on sales of loans        293,848      584,682       476,577    1,279,674
 Earnings in limited
   partnerships                 81,858      345,527       118,847      362,594
 Other                         181,254       98,782       301,872      218,324
                            ----------   ----------    ----------   ----------
    Total non-interest
     income                  1,016,655    1,332,601     1,624,345    2,519,067

                            ----------   ----------    ----------   ----------
Non-interest expense:
 Compensation and benefits   1,488,218    1,535,318     3,184,318    2,963,816
 Occupancy                     464,721      395,968       890,317      816,067
 Federal deposit insurance
  premiums                      20,783       72,608        42,234      145,216
 Advertising                    88,677       84,045       132,385      153,841
 Data processing               191,208      176,836       376,629      361,548
 Amortization of mortgage
  servicing rights, net of
  valuation adjustments and
  servicing costs               76,263      151,381       145,280      316,979
 Other                         618,658      575,437     1,203,290    1,168,016
                            ----------   ----------    ----------   ----------
    Total non-interest
     expense                 2,948,528    2,991,593     5,974,453    5,925,483
                            ----------   ----------    ----------   ----------
    Income before income
     tax expense             3,067,139    2,807,347     5,559,653    5,417,747
Income tax expense           1,187,000    1,091,000     2,149,800    2,099,400
                            ----------   ----------    ----------   ----------
    Net income            $  1,880,139    1,716,347     3,409,853    3,318,347
                            ==========   ==========    ==========   ==========
Basic earnings per share  $       0.48         0.39          0.87         0.74
                            ==========   ==========    ==========   ==========
Diluted earnings per share$       0.47         0.37          0.84         0.71
                            ==========   ==========    ==========   ==========

See accompanying notes to consolidated financial statements.

                      HMN FINANCIAL, INC. AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
                                   (unaudited)


                                         Three Months Ended June 30,
                                          2000                 1999
                                 ---------------------- ---------------------
Net income                     $              1,880,139             1,716,347
Other comprehensive
 income (losses),
 net of tax:
  Unrealized gains (losses)
   on securities:
    Unrealized holding gains
     (losses) arising during
     period                          50,682              (1,254,430)

    Less: reclassification
      adjustment for gains (losses)
      included in net income         21,061                  18,021
                                    -------               ---------
Other comprehensive income (loss)                 29,621            (1,272,451)
                                               ---------            ----------
Comprehensive income          $                1,909,760               443,896
                                               =========            ==========


                                          Six Months Ended June 30,
                                          2000                 1999
                                 ---------------------- ---------------------
Net income                     $              3,409,853             3,318,347
Other comprehensive
 income (losses),
 net of tax:
  Unrealized gains (losses)
   on securities:
    Unrealized holding gains
     (losses) arising during
     period                          (680,053)            (1,149,648)

    Less: reclassification
      adjustment for gains (losses)
      included in net income          (20,401)                99,908
                                      -------               ---------
Other comprehensive income (loss)               (659,652)           (1,249,556)
                                               ---------            ----------
Comprehensive income          $                2,750,201             2,068,791
                                               =========            ==========

See accompanying notes to consolidated financial statements.


                      HMN FINANCIAL, INC. AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity
                  For the Six Month Period Ended June 30, 2000
                                  (unaudited)


                                                                 Accumulated
                                  Additional                       Other
                        Common     Paid-in        Retained      Comprehensive
                         Stock     Capital        Earnings      Income (Loss)

                     ----------------------------------------------------------
Balance,
December 31, 1999  $     91,287   59,674,715      68,423,008      (3,187,743)
  Net income                                       3,409,853
  Other comprehensive
   loss                                             (659,652)
  Treasury stock
   purchases
  Employee stock
   options exercised                (39,758)
  Tax benefits of
   exercised stock
   options                            3,732
  Tax benefits of
   restricted stock
   awards                            35,200
  Amortization of
   restricted stock
   awards
  Dividends paid                                    (786,479)
  Earned employee
   stock ownership
   plan shares                       23,211
                    ----------- ------------- --------------- ---------------
Balance,
June 30, 2000     $     91,287   59,697,100       71,046,382      (3,847,395)
                    =========== ============= =============== ===============


                       Unearned
                       Employee
                        Stock       Unearned
                      Ownership    Compensation                     Total
                        Plan        Restricted      Treasury     Stockholders'
                       Shares      Stock Awards       Stock         Equity
                    -----------------------------------------------------------
Balance,
December 31, 1999 $ (5,511,851)     (96,508)     (54,832,040)     64,560,868
  Net income                                                       3,409,853
  Other
  comprehensive loss                                                (659,652)
  Treasury stock
   purchases                                      (2,705,970)     (2,705,970)
  Employee stock
   options exercised                                 190,646         150,888
  Tax benefits of
   exercised stock
   options                                                             3,732
  Tax benefits of
   restricted stock
   awards                                                             35,200
  Amortization of
   restricted
   stock  awards                     83,033                           83,033
  Dividends paid                                                    (786,479)
  Earned employee
   stock ownership
   plan shares                       96,912                          120,123
                  -------------- -----------    ------------    ------------
Balance,
June 30, 2000     $ (5,414,939)     (13,475)     (57,347,364)     64,211,596
                  ============== ===========    ============    ============

See accompanying notes to consolidated financial statements.

                      HMN FINANCIAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                     Six Months Ended
                                                         June 30,
                                                     2000        1999
                                                --------------------------
Cash flows from operating activities:
   Net income                                  $  3,409,853    3,318,347
   Adjustments to reconcile net income to
    cash provided by operating activities:
     Provision for loan losses                       90,000      150,000
     Depreciation                                   436,284      342,174
     Amortization of (discounts) premiums, net        1,686       56,106
     Amortization of deferred loan fees            (101,535)    (425,539)
     Amortization of goodwill                        90,012       90,018
     Amortization of core deposit intangible        116,220      116,222
     Amortization of other purchase accounting
      adjustments                                   (45,989)      50,342
     Amortization of mortgage servicing rights
      and net valuation adjustments                 128,301      316,979
     Capitalized mortgage servicing rights         (163,946)    (327,631)
     Increase (decrease) in deferred income taxes   125,500     (145,499)
     Securities (gains) losses, net                  33,801     (162,770)
     Gain on sales of loans                        (476,577)  (1,279,674)
     Proceeds from sale of loans held for sale   50,899,525  111,643,954
     Disbursements on loans held for sale       (51,498,211)(102,349,861)
     Principal collected on loans held for sale      10,759        1,099
     Amortization of restricted stock awards         83,033       87,523
     Amortization of unearned ESOP shares            96,912       96,653
     Earned employee stock ownership shares
      priced above original cost                     23,211       31,226
     Decrease (increase) in accrued
      interest receivable                          (263,582)     132,801
     Increase in accrued interest payable           145,539      201,946
     Equity earnings of limited partnerships       (118,847)    (362,594)
     Increase in other assets                      (145,864)    (618,504)
     Increase in other liabilities                  432,649      219,668
     Other, net                                       3,503        4,260
                                                -----------  -----------
       Net cash provided by operating activities  3,312,237   11,187,246
                                                -----------  -----------
Cash flows from investing activities:
   Proceeds from sales of securities available
    for sale                                     21,512,948   10,943,970
   Principal collected on securities available
    for sale                                      4,024,688   33,335,121
   Proceeds collected on maturity of securities
    available for sale                            2,500,000   18,331,000
   Purchases of securities available for sale    (4,442,111) (57,031,349)
   Purchase of mortgage servicing rights                  0      (22,443)
   Proceeds from sales of loans receivable          196,851      216,156
   Purchase of Federal Home Loan Bank stock        (775,000)           0
   Net increase in loans receivable             (36,496,177) (10,126,029)
   Purchases of premises and equipment             (992,333)    (562,201)
                                                ------------  ----------
      Net cash used by investing activities     (14,471,134)  (4,915,775)
                                                ------------  ----------
Cash flows from financing activities:
   Increase (decrease) in deposits                1,303,721  (17,649,118)
   Purchase of treasury stock                    (2,705,970)  (2,953,437)
   Stock options exercised                          150,888      105,915
   Dividends to stockholders                       (786,479)    (717,361)
   Proceeds from Federal Home Loan
    Bank advances                               118,000,000   33,100,000
   Repayment of Federal Home Loan Bank advances(102,500,000) (26,100,000)
   Decrease in other borrowed money                       0   (2,500,000)
   Increase in advance payments by borrowers
    for taxes and insurance                          84,515       24,914
                                                -----------  -----------
      Net cash provided (used) by financing
       activities                                13,546,675  (16,689,087)
                                                -----------  -----------
      Increase (decrease)
       in cash and cash equivalents               2,387,778  (10,417,616)
Cash and cash equivalents, beginning of period    9,051,380   20,960,957
                                                -----------  -----------
Cash and cash equivalents, end of period      $  11,439,158   10,543,341
                                                ===========  ===========
Supplemental cash flow disclosures:
   Cash paid for interest                     $  15,554,648   14,087,299
   Cash paid for income taxes                     1,313,800    2,554,000
Supplemental noncash flow disclosures:
   SBA certificates transferred from
   loans to securities available for sale     $           0    2,528,442
   Loans securitized and transferred to
    securities available for sale                 8,106,230    6,913,219
   Loans transferred to loans held for sale         912,171    1,670,074
   Transfer of loans to real estate                  49,653            0
   Transfer of real estate to loans                  50,140            0

See accompanying notes to consolidated financial statements.

                      HMN FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                             JUNE 30, 2000 AND 1999

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

(2)  BASIS OF PREPARATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of comprehensive income, consolidated statements of stockholders' equity and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments consisting of only normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The statement of income for the three month and six month periods ended June 30, 2000 are not necessarily indicative of the results which may be expected for the entire year.

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

     -For a derivative designated as hedging the exposure to changes in the fair value of a recognized asset or liability or a firm commitment (referred to as a fair value hedge), the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. The effect of that accounting is to reflect in earnings the extent to which the hedge is not effective in achieving offsetting changes in fair value.

     -For a derivative designated as hedging the exposure to variable cash flows of a forecasted transaction (referred to as a cash flow hedge), the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately.

     -For a derivative designated as hedging the foreign currency exposure of a net investment in a foreign operation, the gain or loss is reported in other comprehensive income (outside earnings) as part of the cumulative translation adjustment. The accounting for a fair value hedge described above applies to a derivative designated or an available-for-sale security. Similarly, the accounting for a cash flow hedge described above applies to a derivative designated as a hedge of the foreign currency exposure of a foreign-currency-denominated forecasted transaction.

     -For a derivative not designated as a hedging instrument, the gain or loss is recognized in earnings in the period of change.

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

Originally SFAS No. 133 was effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of SFAS No.
133. In June of 1999 the FASB issued SFAS No. 137 which deferred the required adoption of SFAS No. 133 to fiscal years starting after June 15, 2000. In June of 2000 the FASB issued SFAS No. 138 which addresses a limited number of issues causing implementation difficulties for numerous entities that must apply Statement No. 133 to their financial statements. SFAS No. 138 also amends Statement No. 133 for decisions made by the FASB relating to the Derivatives
Implementation Group process.   HMN is anticipating that it will adopt SFAS No.
133 in the first quarter of 2001. HMN is currently researching the impact on its financial condition and results of operations of adopting SFAS No. 133 as amended by SFAS No. 138.

(4) COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity during a period from transactions and other events from nonowner sources. Comprehensive income is the total of net income and other comprehensive income, which for HMN is comprised entirely of unrealized gains and losses on securities available for sale.

The gross unrealized holding gains for the second quarter of 2000 were $76,000, the income tax expense would have been $25,000 and therefore, the net gain was $51,000. The gross reclassification adjustment for the second quarter of 2000 was $35,000, the income tax expense would have been $14,000 and therefore, the net reclassification adjustment was a gain of $21,000. The gross unrealized holding losses for the second quarter of 1999 were $2,040,000, the income tax benefit would have been $786,000 and therefore, the net loss was $1,254,000. The gross reclassification adjustment for the second quarter of 1999 was $29,000, the income tax expense would have been $11,000 and therefore, the net reclassification adjustment was $18,000.

The gross unrealized holding losses for the first six months of 2000 were $1,108,000, the income tax benefit would have been $428,000 and therefore, the net loss was $680,000. The gross reclassification adjustment for the first six months of 2000 was $34,000, the income tax benefit would have been $13,000 and
therefore, the net reclassification adjustment was $21,000.   The gross
unrealized holding losses for the six month period ended June 30, 1999 were $1,880,000, the income tax benefit would have been $730,000 and therefore, the net loss was $1,150,000. The gross reclassification adjustment for the first six months of 1999 was $163,000, the income tax expense would have been $63,000 and therefore, the net gain was $100,000.

(5) CASH DIVIDEND

On July 25, 2000 HMN's Board of Directors announced a cash dividend of $0.12 per share, payable on September 11, 2000 to stockholders of record on August 28, 2000.

(6) INVESTMENT IN MORTGAGE SERVICING RIGHTS

A summary of mortgage servicing activity is as follows:

--------------------------------------------------------------------------
                              Six Months    Twelve Months    Six Months
                                ended          ended            ended
                            June 30, 2000   Dec 31, 1999    June 30,1999
                            -------------   -------------   ------------
Mortgage servicing rights
  Balance, beginning
   of period               $  1,148,774      1,117,193         1,117,193
  Originations                  163,946        549,639           327,631
  Purchases                           0              0            22,443
  Amortization                 (149,201)      (518,058)         (347,558)
                             ----------     ----------        ----------
  Balance, end of period      1,163,519      1,148,774         1,119,709
                             ----------     ----------        ----------

Valuation reserve
  Balance, beginning of period  (25,100)      (111,500)         (111,500)
  Additions                           0              0                 0
  Reductions                     20,900         86,400            48,300
                             ----------     ----------        ----------
  Balance, end of period         (4,200)       (25,100)          (63,200)
                             ----------     ----------        ----------

  Mortgage servicing
   rights, net             $  1,159,319      1,123,674         1,056,509
                             ==========     ==========        ==========
  Fair value of mortgage
   servicing rights        $  1,418,000      1,329,000         1,192,509
                             ==========     ==========        ==========
----------------------------------------------------------------------------


Mortgage servicing costs, which include professional services for valuing mortgage servicing rights, were $16,980 at June 30, 2000, and $17,720 and $39,450 for the six and twelve months ended in June and December 1999, respectively.

All of the loans being serviced were single family loans serviced for FNMA under the mortgage-backed security program or the individual loan sale program. The following is a summary of the risk characteristics of the loans being serviced at June 30, 2000.

--------------------------------------------------------------------------
                                            Weighted   Weighted
                                             Average    Average
                            Loan Principal  Interest   Remaining   Number
                               Balance        Rate       Term     of Loans
                            -------------- ---------- ----------- --------
Original term 30 year
  fixed rate               $  63,187,000     7.60%        332        869
Original term 15 year
  fixed rate                  64,954,000     6.80%        158      1,175
Seven year balloon               691,000     7.00%        336          7
Adjustable rate                6,163,000     7.90%        327         50
--------------------------------------------------------------------------

(7) INVESTMENT IN LIMITED PARTNERSHIPS

Investments in limited partnerships were as follows:

----------------------------------------------------------------------
                                  June 30,            December 31,
Primary partnership activity        2000                 1999
----------------------------- --------------        ---------------
Mortgage servicing rights     $  2,393,902             2,222,094
Common stock of financial
 institutions                      376,332               415,576
Low to moderate income housing     312,499               337,468
                              --------------        ----------------
                              $  3,082,733             2,975,138
                              ==============        ================

-----------------------------------------------------------------------
During the second quarter of 2000 HMN's proportionate revenue from a mortgage servicing partnership (which included the reduction of previously established impairment reserves of $108,400) was $123,500, its proportionate share of losses from common stock investments in financial institutions was $35,100 and it recognized $6,500 of losses on low income housing partnerships. During 2000 HMN anticipates receiving low income housing credits totaling $80,000, of which $20,000 were credited to current income tax benefits in the second quarter. During the second quarter of 1999 HMN's proportionate revenue from a mortgage servicing partnership (which included the reduction of previously established impairment reserves of $381,700) was $323,200, its proportionate share of gains from the common stock investments in financial institutions was $28,800 and it recognized $6,500 of losses on the low income housing partnerships. During 1999 HMN received low income housing credits totaling $80,000, of which $20,000 were credited to current income tax benefits in the second quarter of 1999.

During the six month period ended June 30, 2000 HMN's proportionate revenue from a mortgage servicing partnership (which included the reduction of previously established impairment reserves of $118,000) was $171,800, its proportionate share of losses from the common stock investments in financial institutions was $39,200 and it recognized $13,800 of losses on the low income housing partnerships. During 2000 HMN anticipates receiving low income housing credits totaling $80,000, of which $40,000 were credited to current income tax
benefits in the six month period ended June 30, 2000.   During the six month
period ended June 30, 1999 HMN's proportionate revenue from a mortgage servicing partnership (which included the reduction of previously established impairment reserves of $497,000) was $384,400, its proportionate share of gains from the common stock investments in financial institutions was $15,100 and it recognized $36,900 of losses on the low income housing partnerships. During 1999 HMN received low income housing credits totaling $80,000, of which $40,000 were credited to current income tax benefits in the six month period ended June 30, 1999.
                                  10

(8) EARNINGS PER SHARE

The following table reconciles the weighted average shares outstanding and the income available to common shareholders used for basic and diluted EPS:

                               Three months               Six Months
                              ended June 30,             ended June 30,
                         -----------------------     ---------------------
                            2000         1999           2000        1999
                         -----------------------     ---------------------
Weighted average number
  of common shares
  outstanding used in
  basic earnings per
  common share
  calculation            3,881,190    4,422,471       3,939,614   4,465,679

Net dilutive effect of:
 Options                   114,259      167,858         114,612     177,041
 Restricted stock awards     1,881       20,019           2,584      23,267
                         ---------    ---------       ---------   ---------

Weighted average number
 of shares outstanding
 adjusted for effect of
 dilutive securities     3,997,330    4,610,348       4,056,810   4,665,987
                         =========    =========       =========   =========

Income available to
 common shareholders  $  1,880,139    1,716,347       3,409,853   3,318,347
Basic earnings per
 common share         $       0.48         0.39            0.87        0.74
Diluted earnings
 per common share     $       0.47         0.37            0.84        0.71


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

Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Tier I or Core capital and Risk-based capital (as defined in the regulations) to total assets (as defined). Management believes, as of June 30, 2000, that the Bank meets all capital adequacy requirements to which it is subject.

Management believes that based upon the Bank's capital calculations at June 30, 2000 and other conditions consistent with the Prompt Corrective Actions Provisions of the OTS regulations, the Bank would be categorized as well capitalized.

On June 30, 2000 the Bank's tangible assets and adjusted total assets were $699.4 million and its risk-weighted assets were $421.1 million. The following table presents the Bank's capital amounts and ratios at June 30, 2000 for actual capital, required capital and excess capital including ratios in order to qualify as being well capitalized under the Prompt Corrective Actions regulations.

--------------------------------------------------------------------------
                                                       Required to be
                                                          Adequately
                                Actual                   Capitalized
                          ----------------------    ----------------------
                                      Percent of               Percent of
(in thousands)              Amount     Assets(1)     Amount      Assets (1)
                          ---------- -----------    ---------- -----------
Bank stockholder's equity   $49,779
Plus:
  Net unrealized loss on
  certain securities
  available for sale          2,436

Less:
  Goodwill and
   other intangibles          4,981
  Excess mortgage
   servicing rights             239
                            -------
Tier I or core capital       46,995
                            -------
  Tier I capital to adjusted
   total assets                          6.72%          27,975     4.00%
Tier I capital to risk-
   weighted assets                      11.16%      $   16,843     4.00%
Less:
Equity investments & other
 assets required to be
 deducted                        11
Plus:
 Allowable allowance for
  loan losses                 3,330
                            -------
Risk-based capital          $50,314                 $   33,687
                            =======
Risk-based capital to risk-
  weighted assets                       11.95%                     8.00%




                                                   To Be Well Capitalized
                                                       Under Prompt
                                                     Corrective Actions
                                 Excess               CapitalProvisions
                          ----------------------    ----------------------
                                      Percent of               Percent of
(in thousands)              Amount     Assets (1)    Amount      Assets (1)
                          ---------- -----------    ---------- -----------
Bank stockholder's equity
Plus:
  Net unrealized loss on
   certain securities
   available for sale
Less:
  Goodwill and other
   intangibles
  Excess mortgage
   servicing rights
Tier I or core capital
  Tier I capital to
   adjusted total assets   $  19,020     2.72%      $   34,969     5.00%
Tier I capital to risk-
   weighted assets         $  30,152     7.16%      $   25,265     6.00%
Less:
Equity investments &
 other assets required
 to be deducted
Plus:
 Allowable allowance for
  loan losses
Risk-based capital         $  16,627                $   42,109
Risk-based capital to risk-
  weighted assets                        3.95%                    10.00%

(1) Based upon the Bank's adjusted total assets for the purpose of the tangible and core capital ratios and risk-weighted assets for the purpose of the risk-based capital ratio.



The tangible capital of the Bank was in excess of the minimum 2% required at June 30, 2000 but is not reflected in the table above.

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


                             HMN Mortgage Services, Inc.
                           ---------------------------------
                                                                       Total
                        Home Federal  Mortgage Servicing  Mortgage   Reportable
(Dollars in thousands)  Savings Bank        Rights        Banking     Segments
-------------------------------------------------------------------------------
At or for the three
 months ended
 June 30, 2000:
  Interest income -
    external customers   $ 12,817                 0           68         12,885
  Non-interest income -
    external customers        762                 7          163            932
  Earnings (loss) on
    limited partnerships      117                 0            0            117
  Intersegment interest income  0                 0            0              0
  Intersegment non-interest
   income                     100                 0            0            100
  Interest expense          7,995                 0           52          8,047
  Amortization of mortgage
   servicing rights and net
   valuation adjustments       61                 6            0             67
  Other non-interest
   expense                  2,593                 9          236          2,838
  Income tax expense
    (benefit)               1,217                (3)         (23)         1,191
  Net income (loss)         1,885                (5)         (34)         1,846
  Total assets            702,155               210        6,229        708,594
  Net interest margin        2.88%               NM           NM             NM

  Return on average assets   1.09%            (9.59)%      (3.81)%           NM
  Return on average
   realized common equity   14.38%           (30.17)%     (11.61)%           NM


At or for the three months ended
  June 30, 1999:
  Interest income -
   external customers    $ 11,363                 0           95         11,458
  Non-interest income -
   external customers         645                23          317            985
  Earnings (loss) on limited
   partnerships               317                 0            0            317
  Intersegment interest income 18                 0            0             18
  Intersegment non-interest
   income                      85                 0            0             85
  Interest expense          7,118                 0           84          7,202
  Amortization of mortgage
   servicing rights and net
   valuation adjustments       61                72            0            133
  Other non-interest
   expense                  2,483                15          300          2,798
  Income tax expense
  (benefit)                 1,057               (25)          11          1,043
  Net income (loss)         1,633               (39)          17          1,611
  Total assets            661,008               231        6,938        668,177
  Net interest margin        2.67%               NM           NM             NM

  Return on average assets   0.99%           (57.97)%       1.15%            NM

  Return on average realized
    common equity           13.03%          (268.16)%        5.32%           NM


NM - Not meaningful

(Dollars in thousands)

                              Other     Eliminations     Consolidated Total
At or for the three
 months ended
 June 30, 2000:
  Interest income -
   external customers        $  154            0               13,039
  Non-interest income -
   external customers             2            0                  934
  Earnings (loss) on
   limited partnerships         (35)           0                   82
  Intersegment interest
   income                        64          (64)                   0
  Intersegment non-
   interest income            1,854       (1,954)                   0
  Interest expense               12          (64)               7,995
  Amortization of
   mortgage servicing
   rights and net
   valuation adjustments          0            0                   67
  Other non-interest expense    143         (100)               2,881
  Income tax expense (benefit)   (4)           0                1,187
  Net income (loss)           1,888       (1,854)               1,880
  Total assets               65,903      (58,288)             716,209
  Net interest margin            NM           NM                 2.95 %
  Return on average assets       NM           NM                 1.06 %
  Return on average realized
   common equity                 NM           NM                11.07 %

At or for the three
  months ended
  June 30, 1999:
  Interest income -
   external customers        $  202            0               11,660
  Non-interest income -
   external customers             1            0                  986
  Earnings (loss) on
   limited partnerships          29            0                  346
  Intersegment interest
   income                       115         (133)                   0
  Intersegment non-
   interest income            1,629       (1,714)                   0
  Interest expense               49         (133)               7,118

  Amortization of mortgage
   servicing rights and net
   valuation adjustments          0            0                  133
  Other non-interest expense    145          (85)               2,858
  Income tax expense (benefit)   48            0                1,091
  Net income (loss)           1,734       (1,629)               1,716
  Total assets               69,999      (58,202)             679,974
  Net interest margin            NM           NM                 2.76%
  Return on average assets       NM           NM                 1.01%
  Return on average realized
   common equity                 NM           NM                 9.83%

NM - Not meaningful



                             HMN Mortgage Services, Inc.
                           ---------------------------------
                                                                       Total
                        Home Federal  Mortgage Servicing  Mortgage   Reportable
(Dollars in thousands)  Savings Bank        Rights        Banking     Segments
-------------------------------------------------------------------------------

At or for the six months
  ended June 30, 2000:
  Interest income -
   external customers     $  25,238            0                116     25,354
  Non-interest income -
   external customers         1,209           29                263      1,501
  Earnings (loss) on
   limited partnerships         158            0                  0        158
  Intersegment interest
   income                         0            0                  0          0
  Intersegment non-interest
   income                       191            0                  0        191
  Interest expense           15,700            0                 85     15,785
  Amortization of mortgage
   servicing rights and net
   valuation adjustments        116           12                  0        128
  Other non-interest
   expense                    5,284           17                483      5,784
  Income tax expense (benefit)2,198            0                (76)     2,122
  Net income (loss)           3,408            0               (113)     3,295
  Total assets              702,155          210              6,229    708,594
  Net interest margin          2.86%          NM                 NM         NM
  Return on average assets     0.99%       (0.04)%           (10.28)%       NM
  Return on average realized
   common equity              13.10%       (1.20)%           (26.02)%       NM

At or for the six months
 ended June 30, 1999:
  Interest income -
    external customers     $ 22,689            0                172     22,861
  Non-interest income -
    external customers        1,461           55                595      2,111
  Earnings (loss) on limited
    partnerships                348            0                  0        348
  Intersegment interest
    income                       20            0                  0         20
  Intersegment non-
    interest income             165            0                  0        165
  Interest expense           14,282            0                162     14,444
  Amortization of mortgage
    servicing rights and net
    valuation adjustments       118          181                  0        299
  Other non-interest
    expense                   4,917           18                582      5,517
  Income tax expense
   (benefit)                  2,044          (56)                 8      1,996
  Net income (loss)           3,172          (88)                15      3,099
  Total assets              661,008          231              6,938    668,177
  Net interest margin          2.65%          NM                 NM         NM
  Return on average assets     0.96%      (57.88)%             0.51%        NM
  Return on average
    realized common equity    12.91%     (160.37)%             1.47%        NM


NM - Not meaningful



(Dollars in thousands)

                              Other     Eliminations     Consolidated Total

At or for the six months
 ended June 30, 2000:
  Interest income -
   external customers      $    346             0             25,700
  Non-interest income -
   external customers             4             0              1,505
  Earnings (loss) on
   limited partnerships         (39)            0                119
  Intersegment interest
   income                       127          (127)                 0
  Intersegment non-
   interest income            3,315        (3,506)                 0
  Interest expense               42          (127)            15,700
  Amortization of mortgage
   servicing rights and net
   valuation adjustments          0             0                128
  Other non-interest
   expense                      253          (191)             5,846
  Income tax expense
   (benefit)                     28             0              2,150
  Net income (loss)           3,430        (3,315)             3,410
  Total assets               65,903       (58,288)           716,209
  Net interest margin            NM            NM               2.94 %
  Return on average assets       NM            NM               0.97 %
  Return on average
   realized common equity        NM            NM              10.04 %

At or for the six months ended
  June 30, 1999:
  Interest income -
   external customers         $ 402             0             23,263
  Non-interest income -
   external customers            44             0              2,155
  Earnings (loss) on
   limited partnerships          15             0                363
  Intersegment interest
   income                       223          (243)                 0
  Intersegment non-
   interest income            3,135        (3,300)                 0
  Interest expense               88          (243)            14,289
  Amortization of mortgage
   servicing rights and net
   valuation adjustments          0             0                299
  Other non-interest
   expense                      274          (165)             5,626
  Income tax expense
   (benefit)                    103             0              2,099
  Net income (loss)           3,354        (3,135)             3,318
  Total assets               69,999       (58,202)           679,974
  Net interest margin            NM            NM               2.74%
  Return on average assets       NM            NM               0.98%
  Return on average
   realized common equity        NM            NM               9.57%


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

NET INCOME

HMN's net income for the second quarter of 2000 was $1.9 million, an increase of $164,000 or 9.5%, compared to net income of $1.7 million for the second quarter of 1999. Basic earnings per share were $0.48 for the quarter ended June 30, 2000, an increase of $0.09 per share or 23.1%, from $0.39 basic earnings per share for the same quarter of 1999. Diluted earnings per share were $0.47 for the second quarter of 2000, an increase of $0.10 or 27.0%, from $0.37 diluted earnings per share for the second quarter of 1999. Basic and diluted earnings per share increased from the second quarter of 1999 to the second quarter of 2000 by 23.1% and 27.0%, respectively, while net income increased 9.5% due primarily to HMN's treasury stock purchase program. The average number of outstanding shares for the basic earnings per share calculation declined by 541,281 shares from 4,422,471 at June 30, 1999 to 3,881,190 at June 30, 2000. The average number of outstanding shares for the diluted earnings per share calculation declined by 613,018 shares from 4,610,348 at June 30, 1999, to 3,997,330 at June 30, 2000.

HMN's net income for the six months ended June 30, 2000 was $3.4 million, an increase of $92,000 or 2.8%, compared to net income of $3.3 million for the same six month period of 1999. Basic earnings per share were $0.87 for the six months ended June 30, 2000, an increase of $0.13 per share or 17.6%, from $0.74 basic earnings per share for the same six month period of 1999. Diluted earnings per share were $0.84 for the six months ended June 30, 2000, an increase of $0.13 or 18.3%, from $0.71 diluted earnings per share for the same six month period of 1999. Basic and diluted earnings per share increased by 17.6% and 18.3%, respectively from the six month period ended June 30, 1999 to the same period of 2000, while net income increased 2.8% due primarily to HMN's treasury stock purchase program. The average number of outstanding shares for the basic earnings per share calculation declined by 526,065 shares from 4,465,679 at June 30, 1999 to 3,939,614 at June 30, 2000. The average number of outstanding shares for the diluted earnings per share calculation declined by 609,177 shares from 4,665,987 at June 30, 1999, to 4,056,810 at June 30, 2000.

NET INTEREST INCOME

Net interest income for the second quarter of 2000 was $5.0 million, an increase of $502,000, or 11.1%, compared to $4.5 million for the second quarter of 1999. Interest income for the second quarter of 2000 was $13.0 million, an increase of $1.4 million, or 11.8%, compared to $11.7 million for the second quarter of 1999. Interest income increased by $489,000 due to a $27.6 million net increase in average interest-earning assets from the second quarter of 1999 to the second quarter of 2000. The increase in average interest-earning assets is the result of HMN's emphasis on originating and/or purchasing commercial real estate loans, commercial business loans and consumer loans which generally have higher interest rates and shorter terms to maturity than single family fixed-rate residential loans. Interest income increased by $890,000 due to higher interest rates being earned on the types of loans being added to the portfolio and also due to a general increase in interest rates from the second quarter of 1999 to the second quarter of 2000. The yield earned on interest-earning assets increased from 7.09% at June 30, 1999, to 7.63% at June 30, 2000.

Interest expense was $8.0 million for the second quarter of 2000, an increase of $876,000, or 12.3%, compared to $7.1 million for the same quarter of 1999. Interest expense on Federal Home Loan Bank (FHLB) advances was $3.5 million for the second quarter of 2000, an increase of $876,000, or 33.7%, from $2.6 million for the second quarter of 1999. Interest expense increased by $689,000 due to a $48.0 million increase in the average outstanding advances from the FHLB. The advances were used to fund the growth in loans and replace funds lost to deposit outflows. Interest expense increased by $187,000 due to an increase in the cost of borrowing from the FHLB due to rising interest rates between the two periods. The average interest rate paid on the average interest-bearing liabilities was 5.06% during the second quarter of 2000, compared to 4.72% for the second quarter of 1999.

Net interest margin (net interest income divided by average interest earning assets) for the second quarter of 2000 was 2.95%, an increase of 19 basis points, compared to 2.76% for the second quarter of 1999.

Net interest income for the six month period ended June 30, 2000 was $10.0 million, an increase of $1.0 million, or 11.4%, compared to $9.0 million for the same period of 1999. Interest income for the six month period of 2000 was $25.7 million, an increase of $2.4 million, or 10.5%, compared to $23.3 million for the same period of 1999. Interest income increased by $918,000 due to a $24.7 million net increase in average interest-earning assets from the six month period of 1999 to the same period of 2000. The increase in average interest-earning assets is the result of HMN's emphasis on originating and/or purchasing commercial real estate loans, commercial business loans and consumer loans which generally have higher interest rates and shorter terms to maturity than single family fixed-rate residential loans. Interest income increased by $1.5 million due to higher interest rates being earned on the types of loans being added to the portfolio and also due to a general increase in interest rates from the six month period ended June 30, 1999 to the same period of 2000. The yield earned on interest-earning assets increased from 7.11% at June 30, 1999, to 7.55% at June 30, 2000.

Interest expense was $15.7 million for the six months ended June 30, 2000, an increase of $1.4 million, or 9.9%, compared to $14.3 million for the same six month period of 1999. Interest expense on FHLB advances was $6.8 million for the six month period of 2000, an increase of $1.7 million, or 33.1%, from $5.1 million for the same period of 1999. Interest expense increased by $1.4 million due to a $47.6 million increase in the average outstanding advances from the FHLB. The advances were used to fund the growth in loans and replace funds lost to deposit outflows. Interest expense increased by $319,000 due to an increase in the cost of borrowing from the FHLB due to rising interest rates between the two periods. The increase in interest expense due to the FHLB advances was partially offset by a $282,000 decrease in interest paid on deposits. The average interest rate paid on the average interest-bearing liabilities was 4.99% during the six months ended June 30, 2000, compared to 4.76% for the same period of 1999.

Net interest margin (net interest income divided by average interest earning assets) for the six months ended June 30, 2000, was 2.94%, an increase of 20 basis points, compared to 2.74% for the same period of 1999.

PROVISION FOR LOAN LOSSES

*The provision for loan losses for the second quarter ended June 30, 2000 was $45,000, a decrease of $30,000, or 40.0%, compared to $75,000 for the second quarter of 1999. The provision for loan losses for the six months ended June 30, 2000 was $90,000, a decrease of $60,000, or 40.0% compared to $150,000 for the same six month period ended in 1999. The provision is the result of management's evaluation of the loan portfolio, a historically low level of non-performing loans, minimal loan charge-off experience, and its assessment of the general economic conditions in the geographic area where properties securing the loan portfolio are located such as national and regional unemployment data, single family loan delinquencies as reported separately by the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC), local single family construction permits and local economic growth rates. Management's evaluation of probable losses inherent in the loan portfolio revealed conditions that resulted in decreasing the 2000 loan loss provision compared to the provision for 1999. HMN will continue to monitor its allowance for losses as these conditions dictate. Future economic conditions and other unknown factors will impact the need for future provisions for loan losses. As a result, no assurances can be given that increases in the allowance for loan losses will not be required during future periods.

A reconciliation of HMN's allowance for loan losses is summarized as follows:

                                      2000          1999
                                   ----------    ----------
Balance at January 1,             $ 3,273,311   $ 3,041,485
Provision                              90,000       150,000
Charge-offs                            (2,993)       (4,675)
Recoveries                                425           840
                                   ----------    ----------
Balance at June 30,               $ 3,360,743   $ 3,187,650
                                   ==========    ==========


NON-INTEREST INCOME

Non-interest income was $1.0 million for the second quarter of 2000, a decrease of $316,000, or 23.7%, from $1.3 million for the second quarter of 1999. The decrease in non-interest income was primarily due to a $291,000 decline in gains recognized on the sale of loans and a $264,000 decline in earnings from limited partnerships. Due to a general increase in interest rates which started in 1999 and carried over into the second quarter 2000, single family conforming loan production declined from the second quarter of 1999, compared to the second quarter of 2000. The lower conforming loan production equated to a lower gain on the sale of loans being recorded between the two quarters. The earnings from limited partnerships declined because the market value of the mortgage servicing asset portfolio is nearing the top of its potential value as the result of rising interest rates. The earnings from limited partnerships was also impacted by the depressed market value assigned to the stock of
financial institutions.   The decrease in non-interest income was partially
offset by an increase of $156,000 in fees and service charges on deposit related accounts and loans and an $82,000 increase in other income primarily due to commissions earned from the sale of personal financial planning products and services.

Non-interest income was $1.6 million for the six months ended June 30, 2000, a decrease of $895,000, or 35.5%, from $2.5 million for the same six month period of 1999. The decrease in non-interest income was primarily due to a $803,000 decline in gains recognized on the sale of loans, a $197,000 decline in gain recognized from the sale of securities and a $244,000 decline in earnings from limited partnerships. Due to a general increase in interest rates which started in 1999 and carried over into the second quarter 2000, single family conforming loan production declined from 1999, compared to 2000. The lower conforming loan production equated to a lower gain on the sale of loans being recorded between the two six month periods. The increase in interest rates has also affected the ability of HMN to sell securities from its available for sale
portfolio at a gain.   The earnings from limited partnerships declined because
the market value of the mortgage servicing asset portfolio is nearing the top of its potential value as the result of rising interest rates. The earnings from limited partnerships was also impacted by the depressed market value


* This paragraph contains a forward-looking statement(s). Refer to information regarding Forward-looking Information on page 20 of this discussion.

assigned to the stock of financial institutions.   The decrease in non-interest
income was partially offset by an increase of $286,000 in fees and service charges on deposit related accounts and loans and an $84,000 increase in other income primarily due to commissions earned from the sale of personal financial planning products and services.

NON-INTEREST EXPENSE

Non-interest expense was $2.95 million for the second quarter of 2000, a decrease of $43,000, or 1.4%, from $3.0 million for the second quarter of 1999. Compensation and benefits expense decreased by $47,000, or 3.1%, due primarily to less commissions paid on lower loan production and reduced claims experience for the self funded health benefit plan which were partially offset by annual pay increases and increases in the number of employees in the work force. Occupancy costs increased by $69,000 primarily due to additional depreciation and other costs related to equipment. Amortization of mortgage servicing rights, net of valuation adjustments and servicing costs decreased by $75,000 due to a change in the estimated time over which the servicing fees will be collected. FDIC premiums and advertising expenses decreased a total of $47,000 between the two quarters.

Non-interest expense was $5.97 million for the six months ended June 30, 2000, an increase of $49,000, or 1.0%, from $5.93 million for the same six month period of 1999. Compensation and benefits expense increased by $221,000, or 7.4%, due primarily to annual pay increases, increases in the number of employees in the work force and an increase in claims on the self funded health benefit plan during the first quarter of 2000. The overall increase in compensation expense was reduced because less commissions were paid due to lower loan production occurring during the six months ended June 30, 2000 compared to the same period of 1999. Occupancy costs increased by $74,000 primarily due to additional depreciation and other costs related to equipment. Amortization of mortgage servicing rights, net of valuation adjustments and servicing costs decreased by $172,000 due to a change in the estimated time over which the servicing fees will be collected. FDIC premiums and advertising expenses decreased a total of $124,000 between the two six month periods.

INCOME TAX EXPENSE

Income tax expense was $1.19 million for the second quarter of 2000, an increase of $96,000 compared to $1.09 million for the second quarter of 1999. Income tax expense was $2.15 million for the six months ended June 30, 2000, an increase of $50,000 compared to $2.10 million for the same six month period of 1999. The increases in income taxes are primarily due to increases in taxable income.

NON-PERFORMING ASSETS

The following table sets forth the amounts and categories of non-performing assets in the Bank's portfolio at June 30, 2000 and December 31, 1999.


                                             June 30,        December 31,
(Dollars in Thousands)                         2000             1999

                                           -----------      ------------
Non-Accruing Loans
  One-to-four family real estate             $  534              164
  Nonresidential real estate                      0                0
  Consumer                                      151              178
                                                ---              ---
  Total                                         685              342
                                                ---              ---
Accruing loans delinquent 90
days or more                                      5              476
                                                ---              ---
Foreclosed Assets
Real estate:
One-to-four family                                0                0
                                                ---              ---
   Total non-performing assets               $  690           $  818
                                                ===              ===
Total as a percentage of total assets          0.10%            0.12%
                                               ====             ====
Total non-performing loans                   $  690           $  818
                                               ====             ====
Total as a percentage of total
   loans receivable, net                       0.14%            0.17%
                                               ====             ====

Total non-performing assets at June 30, 2000 were $690,000, a decrease of $128,000, from $818,000 at December 31, 1999. The net decrease of $128,000 was the result of a $343,000 increase in non-accruing loans which were offset by a $471,000 decrease in accruing loans delinquent 90 days or more.

DIVIDENDS

On July 25, 2000 HMN declared a cash dividend of $.12 per share, payable on September 11, 2000 to shareholders of record on August 28, 2000.

During 2000, HMN has declared and paid dividends as follows:

    Record date      Payable date    Dividend per share   Dividend Payout Ratio
------------------------------------------------------------------------------
February 24, 2000   March 10, 2000         $0.10                  27.8%
April 25, 2000      June 12, 2000          $0.10                  25.5 %

The annualized dividend payout ratio for the past four quarters, ending with the September 11, 2000 payment will be 25.97%.

The declaration of dividends are subject to, among other things, HMN's financial condition and results of operations, the Bank's compliance with its regulatory capital requirements, including the fully phased-in capital requirements, tax considerations, industry standards, economic conditions, regulatory restrictions, general business practices and other factors.

LIQUIDITY

For the six months ended June 30, 2000, the net cash provided by operating activities was $3.3 million. HMN collected $21.5 million from the sale of securities, and $6.5 million in principal repayments or on the maturity of securities during the quarter. HMN also collected $197,000 on the sale of loans receivable during the quarter. It purchased $4.4 million of securities, FHLB stock of $775,000, premises and equipment of $992,000 and it funded a net increase in loans receivable of $36.5
million.   HMN received $1.3 million due to a net increase in deposit balances during the six month period. It received net proceeds of $15.5 million from net additional advances from the FHLB and $85,000 from increased advance payments from borrowers for taxes and insurance. HMN purchased $2.7 million of HMN treasury stock under its current stock repurchase programand it paid $786,000 in dividends to its shareholders. It received $151,000 from the exercise of stock options by current or recently retired employees.

*HMN has certificates of deposits with outstanding balances of $192.2 million that come due over the next 12 months. Based upon past experience management anticipates that the majority of the deposits will renew for another term. HMN believes that deposits which do not renew will be replaced with deposits from other customers, or funded with advances from the FHLB, or will be funded through the sale of securities. Management does not anticipate that it will have a liquidity problem due to maturing deposits.

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

*HMN utilizes a model which uses the discounted cash flows from its interest-earning assets and its interest-bearing liabilities to calculate the current market value of those assets and liabilities. The model also calculates the changes in market value of the interest-earning assets and
interest-bearing liabilities due to different interest rate changes.   HMN
believes that over the next twelve months interest rates could conceivably fluctuate in a range of 200 basis points up or down from where the rates were at June 30, 2000. HMN does not have a trading portfolio. The following table discloses the projected changes in market value to HMN's interest-earning assets and interest-bearing liabilities based upon incremental 100 basis point changes in interest rates from interest rates in effect on June 30, 2000.

* This paragraph contains a forward-looking statement(s). Refer to information regarding Forward-looking Information on page 26 of this discussion.

-----------------------------------------------------------------------------
Other than trading portfolio                 Market Value
                            -------------------------------------------------
(Dollars in thousands)
Basis point change in
interest rates             -200       -100        0        +100        +200
-----------------------------------------------------------------------------
Cash equivalents        $ 11,447     11,438   11,429      11,419      11,410
Securities available
 for sale:
  Fixed-rate CMOs         27,513     27,394   26,666      25,521      24,377
  Variable-rate CMOs      56,665     57,553   56,436      54,471      51,984
  Fixed-rate available
   for sale mortgage-backed
   and related securities  4,710      4,596    4,448       4,288       4,127
  Variable-rate available
   for sale mortgage-
   backed and related
   securities              1,934      1,924    1,915       1,906       1,895
  Fixed-rate available
   for sale other
   marketable securities  71,050     69,669   66,545      63,931      61,573
  Variable-rate available
   for sale other
   marketable securities   1,293      1,292    1,290       1,289       1,275
  Federal Home Loan
   Bank stock             12,251     12,241   12,231      12,221      12,211
Fixed-rate loans held
  for sale                 6,079      6,074    6,069       6,064       6,059
Loans receivable, net:
  Fixed-rate real
   estate loans          274,707    268,637  260,752     252,366     244,130
  Variable-rate real
   estate loans          148,904    146,325  143,597     140,802     137,807
  Fixed-rate other loans  58,283     57,503   56,465      55,142      54,021
  Variable-rate other
   loans                  39,242     39,178   39,107      38,973      38,867
Mortgage servicing
 rights, net                 712      1,015    1,159       1,204       1,227
Investment in limited
 partnerships              1,886      2,765    3,083       3,199       3,261
                        --------    ------- --------    --------    --------
Total market risk
 sensitive assets        716,676    707,604  691,192     672,796     654,224
                        --------    ------- --------    --------    --------
NOW deposits              38,850     37,792   37,276      36,829      36,416
Passbook deposits         34,474     33,535   32,840      32,206      31,611
Money market deposits     29,627     28,845   28,262      27,730      27,230
Certificate deposits     299,048    299,980  299,004     297,800     296,517
Fixed-rate Federal
 Home Loan Bank
 advances                188,875    182,061  180,616     177,343     174,154
Variable-rate Federal
 Home Loan Bank advances  59,618     59,569   59,519      59,470      59,421
                        --------    ------- --------     --------   --------
Total market risk
 sensitive liabilities   650,492    641,782  637,517     631,378     625,349
                        --------    ------- --------     --------   --------
Off-balance sheet
 financial instruments:
Commitments to
 extend credit                77         75       73          71          68
                        --------    ------- --------     --------   --------
Net market risk        $  66,107     65,747   53,602      41,347      28,807
                        ========    ======= ========     ========   ========
Percentage change
 from current
 market value              23.33%     22.66%    0.00%     (22.86)%    (46.26)%
                        ========    ======= ========     ========   ========


The preceding table was prepared utilizing the following assumptions (the "Model Assumptions") regarding prepayment and decay ratios which were determined by management based upon their review of historical prepayment speeds and future prepayment projections. Fixed rate loans were assumed to prepay at annual rates of between 7% to 44%, depending on the note rate and the period to maturity. Adjustable rate mortgages ("ARMs") were assumed to prepay at annual rates of between 10% and 31%, depending on the note rate and the period to maturity. Growing Equity Mortgage (GEM) loans were assumed to prepay at annual rates of between 18% and 54% depending on the note rate and the period to maturity. Mortgage-backed securities and Collateralized Mortgage

* This paragraph contains a forward-looking statement(s). Refer to information regarding Forward-looking Information on page 20 of this discussion.

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

ASSET/LIABILITY MANAGEMENT

*HMN's management reviews the impact that changing interest rates will have on its net interest income projected for the twelve months following June 30, 2000 to determine if its current level of interest rate risk is acceptable. The following table projects the estimated annual impact on net interest income of immediate interest rate changes called rate shocks.

             Rate Shock    Net Interest  Percentage
           in Basis Points    Income       Change
           ----------------------------------------
               +200       20,550,000        1.69 %
               +100       20,606,000        1.96 %
                  0       20,209,000        0.00 %
               -100       20,024,000       -0.92 %
               -200       19,597,000       -3.03 %

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

In an attempt to manage its exposure to changes in interest rates, management closely monitors interest rate risk. The Bank has an Asset/Liability Committee consisting of executive officers which meets at least quarterly to review the interest rate risk position and projected profitability. The committee makes recommendations for adjustments to the asset/liability position of the Bank to the Board of Directors of the Bank. This committee also reviews the Bank's portfolio, formulates investment strategies and oversees the timing and implementation of transactions to assure attainment of the Board's objectives in the most effective manner. In addition, the Board reviews on a quarterly basis the Bank's asset/liability position, including simulations of the effect on the Bank's capital of various interest rate scenarios.

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

     PROVISION FOR LOAN LOSSES
     The provision for loan losses for the second quarter ended June 30, 2000 was $45,000, a decrease of $30,000, or 40.0%, compared to $75,000 for the second quarter of 1999. The provision for loan losses for the six months ended June 30, 2000 was $90,000, a decrease of $60,000, or 40.0% compared to $150,000 for the same six month period ended in 1999. The provision is the result of management's evaluation of the loan portfolio, a historically low level of non-performing loans, minimal loan charge-off experience, and its assessment of the general economic conditions in the geographic area where properties securing the loan portfolio are located such as national and regional unemployment data, single family loan delinquencies as reported separately by the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC), local single family construction permits and local economic growth rates. Management's evaluation of probable losses inherent in the loan portfolio revealed conditions that resulted in decreasing the 2000 loan loss provision compared to the provision for 1999. HMN will continue to monitor its allowance for losses as these conditions dictate. Future economic conditions and other unknown factors will impact the need for future provisions for loan losses. As a result, no assurances can be given that increases in the allowance for loan losses will not be required during future periods.

     LIQUIDITY
     HMN has certificates of deposits with outstanding balances of $192.2 million that come due over the next 12 months. Based upon past experience management anticipates that the majority of the deposits will renew for another term. HMN believes that deposits which do not renew will be replaced with deposits from other customers, or funded with advances from the FHLB, or will be funded through the sale of securities. Management does not anticipate that it will have a liquidity problem due to maturing deposits.

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

     Competitive pricing by other institutions, the desire of a competitor to pay interest rates on deposits that are above the current rates paid by HMN, or the desire by customers to put more of their funds into nontraditional bank products such as stocks and bonds could be circumstances that would cause the maturing certificates to become a liquidity problem

     MARKET RISK
     HMN utilizes a model which uses the discounted cash flows from its interest-earning assets and its interest-bearing liabilities to calculate the current market value of those assets and liabilities. The model also calculates the changes in market value of the interest-earning assets and interest-bearing liabilities due to different interest rate changes. HMN believes that over the next twelve months interest rates could conceivably fluctuate in a range of 200 basis points up or down from where the rates were at June 30, 2000. HMN does not have a trading portfolio. The table in the Market Risk section discloses the projected changes in market value to HMN's interest-earning assets and interest-bearing liabilities based upon incremental 100 basis point changes in interest rates from interest rates in effect on June 30, 2000.

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

     ASSET/LIABILITY MANAGEMENT
     HMN's management reviews the impact that changing interest rates will have on its net interest income projected for the twelve months following June 30, 2000 to determine if its current level of interest rate risk is acceptable. HMN's actual net interest income caused by interest rate changes may differ from the amounts reflected in the table in the Asset/Liability section which projects the estimated impact on net interest income of immediate interest rate changes called rate shocks.

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

ITEM 4.   Submission of Matters to a Vote of Security Holders.

      The Annual Meeting of Stockholders of the Company was held on April 25, 2000 at 10:00 a.m.

      The following is a record of the votes cast in the election of directors of the Company:

                                        For            Withhold
          Term expiring in 2003:
          Michael McNeil                3,911,430      159,808
          Duane D. Benson               4,041,117      30,121
          Mahlon Schneider              4,033,466      37,773

      Accordingly the individuals named above were declared to be duly elected directors of the Company for terms to expire as stated above.
      The following is a record of the votes cast in respect of the proposal to ratify the appointment of KPMG LLP as the Company's auditors for the fiscal year ending December 31, 2000.

                             NUMBER       PERCENTAGE OF
                            OF VOTES   VOTES ACTUALLY CAST
          FOR             4,058,786          99.69%

          AGAINST                 7           0.00%

          ABSTAIN            12,444            .31%

          BROKER NON-VOTE         0           0.00%

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

                            HMN FINANCIAL, INC.
                            Registrant


Date:   August 11, 2000      /s/ Roger P. Weise
                            Roger P. Weise,
                            Chairman, President and
                            Chief Executive Officer
                            (Principal Executive Officer)


Date:    August 11, 2000    /s/ James B. Gardner
                            James B. Gardner,
                            Executive Vice President
                            (Principal Financial Officer)

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

  3.1      Amended and Restated
           Articles of Incorporation       *1             N/A

  3.2      Amended and Restated By-laws    *2             N/A

   4       Form of Common Stock            *3             N/A
           Including indentures

 10.1      Extension of Employment Agreement
           for Roger P. Weise
           dated May 23, 2000             10.1   Filed electronically

 10.2      Extension of Employment Agreement
           for James B. Gardner
           dated May 23, 2000             10.2   Filed electronically

  11       Computation of Earnings
           Per Common Share                11    Filed electronically

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