Form 10-Q
period 2000-09-30
HMN FINANCIAL INC
filed 2000-11-13
CIK 921183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

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
     Yes  (X)  No (  )

Indicate the number of shares outstanding of each of the issuer's common stock as of the latest practicable date.

                  Class                      Outstanding at November 3, 2000

Common stock, $0.01 par value                               4,389,066

HMN FINANCIAL, INC.
CONTENTS

PART I - FINANCIAL INFORMATION                              Page
Item 1:  Financial Statements (unaudited)

      Consolidated Balance Sheets at
      September 30, 2000 and December 31, 1999                   3

      Consolidated Statements of Income for the
      Three Months Ended and Nine Months Ended
      September 30, 2000 and 1999                                4

      Consolidated Statements of Comprehensive Income for the
      Three Months Ended and Nine Months Ended
      September 30, 2000 and 1999                                5

      Consolidated Statement of Stockholders' Equity
      for the Nine Month Period Ended September 30, 2000         5

      Consolidated Statements of Cash Flows for
      the Nine Months Ended September 30, 2000 and 1999          6

      Notes to Consolidated Financial Statements                 7-15

Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                     16-25

Item 3:  Quantitative and Qualitative Disclosures about
         Market Risk Discussion included in Item 2 under
         Market Risk                                             21

PART II - OTHER INFORMATION

Item 1:  Legal Proceedings                                       26

Item 2:  Changes in Securities                                   26

Item 3:  Defaults Upon Senior Securities                         26

Item 4:  Submission of Matters to a Vote of Security Holders     26

Item 5:  Other Information                                       26

Item 6:  Exhibits and Reports on Form 8-K                        26

Signatures                                                       27

PART I - FINANCIAL STATEMENTS

                      HMN FINANCIAL, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (unaudited)

                                     September 30,   December 31,
         ASSETS                         2000            1999
                                    -------------   ------------
Cash and cash equivalents           $  13,959,437      9,051,380
Securities available for sale:
   Mortgage-backed and related
     securities (amortized cost
     $89,298,896 and $101,906,303)     87,541,755    100,777,266
   Other marketable securities
     (amortized cost $74,597,345
      and $76,863,919)                 70,664,434     72,699,513
                                    -------------   ------------
                                      158,206,189    173,476,779
                                    -------------   ------------

Loans held for sale                     6,385,517      4,083,061
Loans receivable, net                 506,830,687    477,895,602
Accrued interest receivable             4,044,122      3,860,454
Federal Home Loan Bank stock, at cost  12,245,000     11,470,000
Mortgage servicing rights, net          1,185,077      1,123,674
Premises and equipment, net             9,196,748      8,530,434
Investment in limited partnerships      3,038,541      2,975,138
Goodwill                                4,025,980      4,160,998
Core deposit intangible                   852,473      1,026,803
Prepaid expenses and other assets       1,134,833        639,619
Deferred tax assets                     1,052,700        892,500
                                     ------------   ------------
      Total assets                 $  722,157,304    699,186,442
                                     ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                           $  423,717,339    400,382,118
Federal Home Loan Bank advances       227,900,000    229,400,000
Accrued interest payable                2,004,025      1,433,111
Advance payments by borrowers for
 taxes and insurance                      987,053        814,092
Accrued expenses and other liabilities  3,439,930      2,596,253
                                     ------------   ------------
      Total liabilities               658,048,347    634,625,574
                                     ------------   ------------
Commitments and contingencies

Stockholders' equity:

   Serial preferred stock ($.01 par
    value): authorized 500,000
    shares; issued and outstanding none         0              0
   Common stock ($.01 par value):
    authorized 11,000,000 shares;
    issued 9,128,662 shares                91,287         91,287
   Additional paid-in capital          59,592,162     59,674,715
   Retained earnings, subject to
    certain restrictions               72,318,340     68,423,008
   Accumulated other comprehensive
    income (loss)                      (3,424,152)    (3,187,743)
   Unearned employee stock ownership
    plan shares                        (5,366,483)    (5,511,851)
   Unearned compensation restricted
    stock awards                          (11,637)       (96,508)
   Treasury stock, at cost 4,739,596
    and 4,370,285 shares              (59,090,560)   (54,832,040)
                                     ------------    -----------
      Total stockholders' equity       64,108,957     64,560,868
                                     ------------    -----------
    Total liabilities and
     stockholders' equity          $  722,157,304    699,186,442
                                     ============    ===========

See accompanying notes to consolidated financial statements.
                                  3

                      HMN FINANCIAL, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                                   (unaudited)


                         Three Months Ended       Nine Months Ended
                             September 30,          September 30,
                           2000        1999        2000       1999
                      ----------------------- ------------------------
Interest Income:
 Loans receivable   $ 10,384,591   8,763,166   29,780,905   26,170,227
 Securities available
  for sale:
  Mortgage-backed and
   related             1,680,791   1,629,729    5,138,967    5,254,159
   Other marketable    1,186,633   1,243,901    3,532,915    3,039,680
 Cash equivalents         54,957      34,826      158,198      166,057
 Other                   218,536     163,131      614,471      468,038
                     ----------- -----------   ----------   ----------
    Total interest
     income           13,525,508  11,834,753   39,225,456   35,098,161
                     ----------- -----------   ----------   ----------
Interest expense:
 Deposits              4,999,104   4,423,942   13,857,269   13,567,222
 Federal Home Loan
  Bank advances        3,564,404   2,811,197   10,406,426    7,949,955
 Other borrowed money      4,615           0        4,615        7,207
                     ----------- -----------   ----------   ----------
  Total interest
   expense             8,568,123   7,235,139   24,268,310   21,524,384
                     ----------- -----------   ----------   ----------
    Net interest income4,957,385   4,599,614   14,957,146   13,573,777
Provision for loan
 losses                   45,000      45,000      135,000      195,000
                      ---------- -----------   ----------   ----------
    Net interest income
     after provision for
     loan losses       4,912,385   4,554,614   14,822,146   13,378,777
                      ---------- -----------   ----------   ----------
Non-interest income:
 Fees and service
  charges                356,045     246,200      960,988      565,197
 Mortgage servicing fees  95,570      94,180      251,477      270,888
 Securities gains (loss),
  net                     (5,305)    (14,685)     (39,106)     148,085
 Gain on sales of loans  337,921     358,073      814,498    1,637,747
 Earnings (loss) in
  limited partnerships   (40,974)    (29,297)      77,873      333,297
 Other                   120,829     166,592      422,701      384,916
                       ---------   ---------    ---------    ---------
  Total non-interest
   income                864,086     821,063    2,488,431    3,340,130
                       ---------   ---------    ---------    ---------
Non-interest expense:
 Compensation and
  benefits             1,482,346   1,539,214    4,666,664    4,503,030
 Occupancy               490,653     423,182    1,380,970    1,239,249
 Federal deposit
  insurance premiums      20,784      72,608       63,018      217,824
 Advertising              92,944      73,386      225,329      227,227
 Data processing         202,655     173,344      579,284      534,892
 Amortization of mortgage
  servicing rights and
  net valuation
  adjustments             84,246      92,254      229,526      409,233
 Other                   622,901     596,829    1,826,191    1,764,845
                       ---------   ---------   ----------   ----------
   Total non-interest
    expense            2,996,529   2,970,817    8,970,982    8,896,300
                       ---------   ---------   ----------   ----------
   Income before income
    tax expense        2,779,942   2,404,860    8,339,595    7,822,607
Income tax expense     1,076,500     909,900    3,226,300    3,009,300
                      ----------   ---------   ----------   ----------
   Net income       $  1,703,442   1,494,960    5,113,295    4,813,307
                      ==========   =========   ==========   ==========
Basic earnings per
  share             $       0.45        0.35         1.32         1.09
                      ==========   =========   ==========   ==========
Diluted earnings per
   share                   $0.44        0.33         1.28         1.05
                      ==========   =========   ==========   ==========

See accompanying notes to consolidated financial statements.

                      HMN FINANCIAL, INC. AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
                                   (unaudited)

                                    Three Months Ended September 30,
                                      2000                    1999
                             ----------- ----------- ----------- -----------
Net income                  $            1,703,442                 1,494,960
Other comprehensive income
 (losses),
 net of tax:
  Unrealized gains (losses)
   on securities:
    Unrealized holding gains
     (losses) arising during
      period                   419,982                (790,608)
    Less: reclassification
     adjustment for gains
     (losses) included in
     net income                 (3,261)                 (9,027)
                              --------                --------
Other comprehensive
  income (loss)                           423,243                  (781,581)
                                        ---------                 ---------
Comprehensive income       $            2,126,685                   713,379
                                       ==========                 =========



                                      Nine Months Ended September 30,
                                      2000                      1999
                             ----------- ----------- ----------- -----------
Net income                  $            5,113,295                 4,813,307
Other comprehensive income
 (losses),
 net of tax:
  Unrealized gains (losses)
   on securities:
    Unrealized holding gains
     (losses) arising during
      period                   (260,448)                (1,940,105)
    Less: reclassification
     adjustment for gains
     (losses) included in
     net income                 (24,039)                    91,031
                               --------                   --------
Other comprehensive
  income (loss)                          (236,409)                (2,031,136)
                                        ---------                  ---------
Comprehensive income       $            4,876,886                  2,782,171
                                       ==========                  =========

See accompanying notes to consolidated financial statements.



                      HMN FINANCIAL, INC. AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity
               For the Nine Month Period Ended September 30, 2000
                                   (unaudited)

                                                             Accumulated
                                    Additional                  Other
                           Common    Paid-in     Retained    Comprehensive
                            Stock    Capital     Earnings    Income (Loss)
                          --------  ---------  ------------ --------------
Balance,
 December 31, 1999      $  91,287   59,674,715   68,423,008   (3,187,743)
  Net income                                      5,113,295
  Other comprehensive loss                                      (236,409)
  Treasury stock purchases
  Employee stock options
   exercised                          (232,062)
  Tax benefits of exercised
   stock options                        76,165
  Tax benefits of restricted
   stock awards                         35,200
  Amortization of restricted
   stock  awards
  Dividends paid                                 (1,217,963)
  Earned employee stock
   ownership plan shares                38,144
                        --------- ------------  -----------  ------------
Balance,
  September 30, 2000    $  91,287   59,592,162   72,318,340   (3,424,152)
                       ========== ============  ===========  ===========



                        Unearned
                        Employee
                         Stock       Unearned
                       Ownership   Compensation                  Total
                         Plan       Restricted    Treasury    Stockholders'
                        Shares     Stock Awards     Stock        Equity
                      ----------- ------------- ----------- ------------
Balance,
 December 31, 1999     $(5,511,851)   (96,508)  (54,832,040)  64,560,868
  Net income                                                   5,113,295
  Other comprehensive loss                                      (236,049)
  Treasury stock purchases                       (5,091,726)  (5,091,726)
  Employee stock options
   exercised                                        833,206      601,144
  Tax benefits of exercised
   stock options                                                  76,165
  Tax benefits of restricted
   stock awards                                                   35,200
  Amortization of restricted
   stock  awards                       84,871                     84,871
  Dividends paid                                              (1,217,963)
  Earned employee stock
   ownership plan shares  145,368                                183,512
                       ----------- ---------- ------------- ------------
Balance,
 September 30, 2000   $(5,366,483)   (11,637)   (59,090,560)  64,108,957
                       =========== ========== ============= ============


See accompanying notes to consolidated financial statements.

                      HMN FINANCIAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                        Nine Months Ended
                                                          September 30,
                                                        2000        1999
                                                      --------------------
Cash flows from operating activities:
   Net income                                    $   5,113,295    4,813,307
   Adjustments to reconcile net income to
    cash provided by operating activities:
     Provision for loan losses                         135,000      195,000
     Depreciation                                      671,768      573,285
     Amortization of (discounts) premiums, net         (47,077)      28,484
     Amortization of deferred loan fees               (146,612)    (523,090)
     Amortization of goodwill                          135,018      135,027
     Amortization of core deposit intangible           174,330      174,332
     Amortization of other purchase accounting
      adjustments                                      (43,833)      30,433
     Amortization of mortgage servicing rights and
      net valuation adjustments                        205,301      377,514
     Capitalized mortgage servicing rights            (266,704)    (461,919)
     Increase (decrease) in deferred income taxes       80,500     (228,099)
     Securities (gains) losses, net                     39,106     (148,085)
     Gain on sales of loans                           (814,498)  (1,637,747)
     Proceeds from sale of loans held for sale      80,680,103  150,721,591
     Disbursements on loans held for sale          (81,166,406)(138,985,731)
     Principal collected on loans held for sale         23,797        1,099
     Amortization of restricted stock awards            84,871      130,108
     Amortization of unearned ESOP shares              145,368      144,971
     Earned employee stock ownership shares priced
      above original cost                               38,144       48,732
     Decrease (increase) in accrued interest
      receivable                                      (183,668)      82,514
     Increase in accrued interest payable              570,914      449,204
     Equity earnings of limited partnerships           (77,873)    (333,297)
     Increase in other assets                         (381,108)    (534,516)
     Increase in other liabilities                     955,042      945,642
     Other, net                                         16,593       23,209
                                                   ----------- ------------
       Net cash provided by operating activities     5,941,371   16,021,968
                                                   ----------- ------------
Cash flows from investing activities:
   Proceeds from sales of securities available
    for sale                                        28,005,499   14,744,724
   Principal collected on securities available
    for sale                                         6,220,154   40,060,482
   Proceeds collected on maturity of securities
    available for sale                               7,500,000   21,331,000
   Purchases of securities available for sale      (15,855,692) (72,580,007)
   Proceeds from sales of loans receivable             204,264      220,605
   Purchase of Federal Home Loan Bank stock           (775,000)    (782,100)
   Net increase in loans receivable                (41,350,562) (21,840,511)
   Proceeds from sale of real estate                         0       16,625
   Purchases of premises and equipment              (1,338,082)    (749,181)
                                                  ------------ ------------
      Net cash used by investing activities        (17,389,419) (19,578,363)
                                                  ------------ ------------
Cash flows from financing activities:
   Increase (decrease) in deposits                  23,391,689  (29,230,696)
   Purchase of treasury stock                       (5,091,726)  (5,037,630)
   Stock options exercised                             601,144      248,443
   Dividends to stockholders                        (1,217,963)  (1,053,832)
   Proceeds from Federal Home Loan Bank advances   162,800,000   81,800,000
   Repayment of Federal Home Loan Bank advances   (164,300,000) (55,300,000)
   Decrease in other borrowed money                          0   (2,500,000)
   Increase in advance payments by borrowers
    for taxes and insurance                            172,961      199,243
                                                  ------------ ------------
      Net cash provided (used) by financing
       activities                                   16,356,105  (10,874,472)
                                                  ------------ ------------
      Increase (decrease) in cash and cash
       equivalents                                   4,908,057  (14,430,867)
Cash and cash equivalents, beginning of period       9,051,380   20,960,957
                                                  ------------ ------------
Cash and cash equivalents, end of period         $  13,959,437    6,530,090
                                                  ============ ============
Supplemental cash flow disclosures:
   Cash paid for interest                        $  23,697,396   21,075,180
   Cash paid for income taxes                        1,720,800    2,704,000
Supplemental noncash flow disclosures:
   SBA certificates transferred from loans
    to securities available for sale             $           0    2,528,442
   Loans securitized and transferred to
    securities available for sale                   11,129,146    6,913,219
   Loans transferred to loans held for sale          1,029,517    2,028,211
   Transfer of loans to real estate                    244,258            0
   Transfer of real estate to loans                     50,140            0


See accompanying notes to consolidated financial statements.

                         HMN FINANCIAL, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                                   (unaudited)

                           September 30, 2000 and 1999

(1)  HMN FINANCIAL, INC.

HMN Financial, Inc.(HMN) is a stock savings bank holding company which owns 100 percent of Home Federal Savings Bank (the Bank or Home Federal). Home Federal has a community banking philosophy and operates retail banking facilities in Minnesota and Iowa. The Bank has two wholly owned subsidiaries, Osterud Insurance Agency, Inc. (OAI) and MSL Financial Corporation (MSL), which offer financial planning products and services. As of April 30, 1999 MSL was dissolved and its assets were transferred to the Bank in exchange for the stock of MSL. HMN has two other wholly owned subsidiaries, Security Finance Corporation (SFC) and HMN Mortgage Services, Inc. (MSI). SFC invests in commercial loans and commercial real-estate loans located throughout the United States which were originated by third parties. The Bank and MSI operate a mortgage banking and mortgage brokerage facility located in Brooklyn Park, Minnesota.

The consolidated financial statements included herein are for HMN, SFC, MSI, the Bank and the Bank's wholly owned subsidiaries, OAI and MSL. All significant intercompany accounts and transactions have been eliminated in consolidation.

(2)  BASIS OF PREPARATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of comprehensive income, consolidated statements of stockholders' equity and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments consisting of only normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The statement of income for the three month and nine month periods ended September 30, 2000 are not necessarily indicative of the results which may be expected for the entire year.

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

Originally SFAS No. 133 was effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of SFAS No.
133. In June of 1999 the FASB issued SFAS No. 137 which deferred the required adoption of SFAS No. 133 to fiscal years starting after June 15, 2000. In June of 2000 the FASB issued SFAS No. 138 which addresses a limited number of issues causing implementation difficulties for numerous entities that must apply Statement No. 133 to their financial statements. SFAS No. 138 also amends Statement No. 133 for decisions made by the FASB relating to the Derivatives
Implementation Group process.   HMN will adopt SFAS No. 133 in the first
quarter of 2001. HMN is currently researching the impact on its financial condition and results of operations of adopting SFAS No. 133 as amended by SFAS No. 138.

In September 2000, the FASB issued SFAS No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of Statement 125's provisions without reconsideration. The standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes liabilities when extinguished. SFAS No. 140 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.

SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. The Statement is effective for recognition and reclassification of collateral and for disclosures related to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Statement is to be applied prospectively with certain exceptions. HMN will adopt SFAS No. 140 for recognitions and reclassification of collateral and for disclosures related to securitization transactions and collateral on December 31, 2000. HMN will adopt SFAS No. 140 for transfers and servicing of financial assets and
extinguishment of liabilities occurring after March 31, 2001.   HMN is
currently researching the impact on its financial condition and results of operations of adopting SFAS No. 140.

(4) COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity during a period from transactions and other events from nonowner sources. Comprehensive income is the total of net income and other comprehensive income, which for HMN is comprised entirely of unrealized gains and losses on securities available for sale.

The gross unrealized holding gains for the third quarter of 2000 were $673,000, the income tax expense would have been $253,000 and therefore, the net gain was $420,000. The gross reclassification adjustment for the third quarter of 2000 was $5,000, the income tax benefit would have been $2,000 and therefore, the net reclassification adjustment was a gain of $3,000. The gross unrealized holding losses for the third quarter of 1999 were $1,286,000, the income tax benefit would have been $495,000 and therefore, the net loss was $791,000. The gross reclassification adjustment for the third quarter of 1999 was $15,000, the income tax benefit would have been $6,000 and therefore, the net reclassification adjustment was $9,000.

The gross unrealized holding losses for the first nine months of 2000 were $435,000, the income tax benefit would have been $175,000 and therefore, the net loss was $260,000. The gross reclassification adjustment for the first nine months of 2000 was $39,000, the income tax benefit would have been $15,000 and
therefore, the net reclassification adjustment was $24,000.   The gross
unrealized holding losses for the nine month period ended September 30, 1999 were $3,166,000, the income tax benefit would have been $1,226,000 and therefore, the net loss was $1,940,000. The gross reclassification adjustment for the first nine months of 1999 was $148,000, the income tax expense would have been $57,000 and therefore, the net gain was $91,000.

(5) CASH DIVIDEND

On October 24, 2000 HMN's Board of Directors announced a cash dividend of $0.12 per share, payable on December 11, 2000 to stockholders of record on November 22, 2000.

(6) INVESTMENT IN MORTGAGE SERVICING RIGHTS

A summary of mortgage servicing activity is as follows:

-------------------------------------------------------------------------------
                                  Nine Months    Twelve Months     Nine Months
                                    ended            ended            ended
                                Sept. 30, 2000   Dec. 31, 1999    Sept. 30,1999
                                -------------   --------------   --------------
Mortgage servicing rights
  Balance, beginning of period   $ 1,148,774        1,117,193        1,117,193
  Originations                       266,704          549,639          461,919
  Purchases                                0                0                0
  Amortization                      (230,401)        (518,058)        (438,969)
                                  ----------      -----------      -----------
  Balance, end of period           1,185,077        1,148,774        1,140,143
                                  ----------      -----------      -----------

Valuation reserve
  Balance, beginning of period       (25,100)        (111,500)        (111,500)
  Additions                                0                0                0
  Reductions                          25,100           86,400           61,454
                                  ----------      -----------      -----------
  Balance, end of period                   0          (25,100)         (50,046)
                                  ----------      -----------      -----------

  Mortgage servicing rights, net $ 1,185,077        1,123,674        1,090,097
                                  ==========      ===========      ===========
  Fair value of mortgage
    servicing rights             $ 1,497,000        1,329,000        1,250,000
                                  ==========      ===========      ===========
-------------------------------------------------------------------------------

Mortgage servicing costs, which include professional services for valuing mortgage servicing rights, were $24,230 at September 30, 2000, and $31,420 and $39,450 for the nine and twelve months ended in September and December 1999, respectively.

All of the loans being serviced were single family loans serviced for FNMA under the mortgage-backed security program or the individual loan sale program. The following is a summary of the risk characteristics of the loans being serviced at September 30, 2000.

-----------------------------------------------------------------------------
                                              Weighted    Weighted
                                               Average    Average
                               Loan Principal Interest   Remaining    Number
                                   Balance      Rate        Term     of Loans
                            ---------------- ---------- ----------- ---------

Original term 30 year
  fixed rate                 $   68,052,000      7.67%       332       911
Original term 15 year
  fixed rate                     65,604,000      6.85%       156     1,190
Seven year balloon                  689,000      7.00%       333         7
Adjustable rate                   6,103,000      8.08%       325        49
-----------------------------------------------------------------------------

                                     10

(7) INVESTMENT IN LIMITED PARTNERSHIPS

Investments in limited partnerships were as follows:

--------------------------------------------------------------------------

                                           September 30,   December 31,
  Primary partnership activity                 2000           1999
-------------------------------------   ----------------- ---------------
Mortgage servicing rights               $  2,396,810         2,222,094
Common stock of financial institutions       338,951           415,576
Low to moderate income housing               302,780           337,468
                                         -----------       -----------
                                        $  3,038,541         2,975,138
                                         ===========       ===========
-------------------------------------------------------------------------

During the third quarter of 2000 HMN's proportionate revenue from a mortgage servicing partnership (which included the reduction of previously established impairment reserves of $146,500) was zero, its proportionate share of losses from common stock investments in financial institutions was $37,400 and it recognized $6,500 of losses on low income housing partnerships. During 2000 HMN anticipates receiving low income housing credits totaling $84,000, of which $21,000 were credited to current income tax benefits in the third quarter. During the third quarter of 1999 HMN's proportionate revenue from a mortgage servicing partnership (which included the reduction of previously established impairment reserves of $135,000) was $40,000, its proportionate share of losses from the common stock investments in financial institutions was $62,000 and it recognized $7,000 of losses on the low income housing partnerships. During 1999 HMN received low income housing credits totaling $80,000, of which $20,000 were credited to current income tax benefits in the third quarter of 1999.

During the nine month period ended September 30, 2000, HMN's proportionate revenue from a mortgage servicing partnership (which included the reduction of previously established impairment reserves of $264,500) was $174,700, its proportionate share of losses from the common stock investments in financial institutions was $76,600 and it recognized $19,500 of losses on the low income housing partnerships. During 2000 HMN anticipates receiving low income housing credits totaling $84,000, of which $63,000 were credited to current income tax
benefits in the nine month period ended September 30, 2000.   During the nine
month period ended September 30, 1999 HMN's proportionate revenue from a mortgage servicing partnership (which included the reduction of previously established impairment reserves of $632,000) was $424,000, its proportionate share of losses from the common stock investments in financial institutions was $48,000 and it recognized $43,000 of losses on the low income housing partnerships. During 1999 HMN received low income housing credits totaling $80,000, of which $60,000 were credited to current income tax benefits in the nine month period ended September 30, 1999.

(8) EARNINGS PER SHARE

The following table reconciles the weighted average shares outstanding and the income available to common shareholders used for basic and diluted EPS:


                                 Three months ended       Nine months ended
                                       Sept. 30,              Sept. 30,
                                   2000        1999      2000         1999
                                 -------------------    --------------------
Weighted average number of
  common shares outstanding
  used in basic earnings
  per common share calculation   3,747,683  4,269,133   3,875,107   4,399,444
Net dilutive effect of:
 Options                           153,543    201,673     127,589     185,251
 Restricted stock awards             1,035     13,630       2,064      20,019
                                 ---------  ---------   ---------   ---------
Weighted average number of
  shares outstanding
  adjusted for effect of
  dilutive securities            3,902,261  4,484,436   4,004,760   4,604,714
                                 =========  =========   =========   =========
Income available to common
  shareholders                $  1,703,442  1,414,960   5,113,295   4,813,307
Basic earnings per common share      $0.45       0.35        1.32        1.09
Diluted earnings per common share    $0.44       0.33        1.28        1.05


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

Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Tier I or Core capital and Risk-based capital (as defined in the regulations) to total assets (as defined). Management believes, as of September 30, 2000, that the Bank meets all capital adequacy requirements to which it is subject.

Management believes that based upon the Bank's capital calculations at September 30, 2000 and other conditions consistent with the Prompt Corrective Actions Provisions of the OTS regulations, the Bank would be categorized as well capitalized.

On September 30, 2000 the Bank's tangible assets and adjusted total assets were $706.6 million and its risk-weighted assets were $434.7 million. The following table presents the Bank's capital amounts and ratios at September 30, 2000 for actual capital, required capital and excess capital including ratios in order to qualify as being well capitalized under the Prompt Corrective Actions regulations.

-------------------------------------------------------------------------------

                                                         Required to be
                                                          Adequately
                                  Actual                  Capitalized
                           ------------------------   -------------------------
                                      Percent of <1>             Percent of <1>
(in thousands)             Amount        Assets        Amount       Assets
                           --------- -------------    ---------- ------------
Bank stockholder's equity $ 50,817
Plus:
  Net unrealized loss on
   certain securities
   available for sale        2,488

Less:
  Goodwill and other
   intangibles               4,878
  Excess mortgage
   servicing rights            240
                           -------
Tier I or core capital      48,187
                           -------
  Tier I capital to
   adjusted total assets                 6.82%        $  28,265      4.00%
Tier I capital to risk-
   weighted assets                      11.09%        $  17,388      4.00%
Less:
Equity investments & other
  assets required to be
  deducted                     11
Plus:
 Allowable allowance for
  loan losses               3,326
                          -------
Risk-based capital       $ 51,502                     $  34,776
                          =======
Risk-based capital to risk-
  weighted assets                       11.85%                       8.00%




                                                       To Be Well Capitalized
                                                             Under Prompt
                                                           Corrective Actions
                                    Excess                   Provisions
                           ------------------------   -------------------------
                                      Percent of <1>             Percent of <1>
(in thousands)             Amount        Assets        Amount       Assets
                           --------- -------------    ---------- ------------
Bank stockholder's equity
Plus:
  Net unrealized loss on
    certain securities
    available for sale
Less:
  Goodwill and other
   intangibles
  Excess mortgage servicing
   rights
Tier I or core capital
  Tier I capital to adjusted
   total assets           $  19,922       2.82%        $   35,332      5.00%
Tier I capital to risk-
   weighted assets        $  30,799       7.09%        $   26,082      6.00%
Less:
Equity investments &
 other assets required
 to be deducted
Plus:
 Allowable allowance for
  loan losses
Risk-based capital        $  16,726       3.85%        $   43,470     10.00%
Risk-based capital to risk-
  weighted assets

<F1>Based upon the Bank's adjusted total assets for the purpose of the tangible and core capital ratios and risk-weighted assets for the purpose of the risk-based capital ratio.

------------------------------------------------------------------------------


The tangible capital of the Bank was in excess of the minimum 2% required at September 30, 2000 but is not reflected in the table above.

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



                                         HMN Mortgage Services, Inc.
                                         ---------------------------
                                              Mortgage                 Total
                              Home Federal   Servicing    Mortgage   Reportable
(Dollars in thousands)        Savings Bank     Rights     Banking     Segments
------------------------------------------------------------------------------
At or for the three months
 ended September 30, 2000:
  Interest income -
   external customers           $13,282           0            106    13,388
  Non-interest income -
   external customers               720          16            159       895
  Earnings (loss) on limited
   partnerships                      (4)          0              0        (4)
  Intersegment interest income       21           0              0        21
  Intersegment non-interest income  101           0              0       101
  Interest expense                8,564           0             84     8,648
  Amortization of mortgage
    servicing rights and net
    valuation adjustments            68          10              0        78
  Other non-interest expense      2,672           7            216     2,895
  Income tax expense (benefit)    1,087           0            (14)    1,073
  Net income (loss)               1,684          (1)           (21)    1,662
  Total assets                  709,260         200          5,647   715,107
  Net interest margin              2.76%         NM             NM        NM

  Return on average assets         0.95%      (1.38)%        (1.62)%      NM

  Return on average realized
   common equity                  12.40%      (6.94)%        (6.74)%      NM


At or for the three months ended
  September  30, 1999:
  Interest income -
   external customers           $11,571           0             84    11,655
  Non-interest income -
   external customers               566          24            251       841
  Earnings (loss) on
   limited partnerships              33           0              0        33
  Intersegment interest income        9           0              0         9
  Intersegment non-interest income   86           0              0        86
  Interest expense                7,235           0             85     7,320
  Amortization of mortgage
   servicing rights and net
   valuation adjustments             56          54              0       110
  Other non-interest expense      2,585         (18)           273     2,840
  Income tax expense (benefit)      925          (5)           (10)      910
  Net income (loss)               1,419          (8)           (13)    1,398
  Total assets                  669,719         217          4,942   674,878
  Net interest margin              2.66%         NM             NM        NM

  Return on average assets         0.84%     (13.61)%        (0.92)%      NM

  Return on average realized
   common equity                  11.42%     (61.89)%        (4.17)%      NM


NM - Not meaningful


(Dollars in thousands)            Other      Eliminations    Consolidated Total
-------------------------------------------------------------------------------
At or for the three months
 ended September 30, 2000:
  Interest income -
   external customers          $    137             0              13,525
  Non-interest income -
   external customers                11             0                 906
  Earnings (loss) on limited
   partnerships                     (38)            0                 (42)
  Intersegment interest income       81          (102)                  0
  Intersegment non-
   interest income                1,671        (1,772)                  0
  Interest expense                   22          (102)              8,568
  Amortization of mortgage
   servicing rights and net
   valuation adjustments              0             0                  78
  Other non-interest expense        125          (101)              2,919
  Income tax expense (benefit)        3             0               1,076
  Net income (loss)               1,712        (1,671)              1,703
  Total assets                   65,526       (58,476)            722,157
  Net interest margin                NM            NM                2.83 %
  Return on average assets           NM            NM                0.94 %
  Return on average realized
   common equity                     NM            NM                9.91 %

At or for the three months ended
  September  30, 1999:
  Interest income -
   external customers            $  180             0              11,835
  Non-interest income -
   external customers                11             0                 852
  Earnings (loss) on limited
   partnerships                     (63)            0                 (30)
  Intersegment interest income      115          (126)                  0
  Intersegment non-
   interest income                1,412        (1,498)                  0
  Interest expense                   41          (126)              7,235
  Amortization of mortgage
   servicing rights and net
   valuation adjustments              0             0                 110
  Other non-interest expense        107           (86)              2,861
  Income tax expense (benefit)        0             0                 910
  Net income (loss)               1,509        (1,412)              1,495
  Total assets                   68,508       (55,858)            687,528
  Net interest margin                NM            NM                2.75%
  Return on average assets           NM            NM                0.86%
  Return on average realized
   common equity                     NM            NM                8.55%

NM - Not meaningful



                                         HMN Mortgage Services, Inc.
                                         ---------------------------
                                              Mortgage                 Total
                              Home Federal   Servicing    Mortgage   Reportable
(Dollars in thousands)        Savings Bank     Rights     Banking     Segments
------------------------------------------------------------------------------

At or for the nine months ended
 September 30, 2000:
  Interest income -
   external customers             $38,520            0          222      38,742
  Non-interest income -
   external customers               1,929           45          422       2,396
  Earnings (loss) on limited
   partnerships                       154            0            0         154
  Intersegment interest income         21            0            0          21
  Intersegment non-interest income    292            0            0         292
  Interest expense                 24,264            0          169      24,433
  Amortization of mortgage
   servicing rights and net
   valuation adjustments              184           22            0         206
  Other non-interest expense        7,956           24          699       8,679
  Income tax expense (benefit)      3,285            0          (90)      3,195
  Net income (loss)                 5,092           (1)        (134)      4,957
  Total assets                    709,260          200        5,647     715,107
  Net interest margin                2.83%          NM           NM          NM
  Return on average assets           0.95%       (0.60)%      (4.58)%        NM
  Return on average realized
   common equity                    12.40%       (1.93)%     (14.73)%        NM


At or for the nine months ended
  September  30, 1999:
  Interest income -
   external customers           $  34,260            0          256      34,516
  Non-interest income -
   external customers               2,027           79          846       2,952
  Earnings (loss) on limited
   partnerships                       381            0            0         381
  Intersegment interest income         29            0            0          29
  Intersegment non-interest income    251            0            0         251
  Interest expense                 21,517            0          247      21,764
  Amortization of mortgage
   servicing rights and net
   valuation adjustments              174          235            0         409
  Other non-interest expense        7,502            0          855       8,357
  Income tax expense (benefit)      2,969          (60)          (2)      2,907
  Net income (loss)                 4,591          (96)           2       4,497
  Total assets                    669,719          217        4,942     674,878
  Net interest margin                2.66%          NM           NM          NM

  Return on average assets           0.92%      (46.02)%       0.03%         NM

  Return on average realized
   common equity                    12.41%     (142.35)%       0.11%         NM



NM - Not meaningful







(Dollars in thousands)             Other    Eliminations    Consolidated Total
-------------------------------------------------------------------------------
At or for the nine months
 ended September 30, 2000:
  Interest income -
   external customers          $    483             0              39,225
  Non-interest income -
   external customers                15             0               2,411
  Earnings (loss) on limited
   partnerships                     (77)            0                  77
  Intersegment interest income      208          (229)                  0
  Intersegment non-
   interest income                4,986        (5,278)                  0
  Interest expense                   64          (229)             24,268
  Amortization of mortgage
   servicing rights and net
   valuation adjustments              0             0                 206
  Other non-interest expense        378          (292)              8,765
  Income tax expense (benefit)       31             0               3,226
  Net income (loss)               5,142        (4,986)              5,113
  Total assets                   65,526       (58,476)            722,157
  Net interest margin                NM            NM                2.90%
  Return on average assets           NM            NM                0.96%
  Return on average realized
   common equity                     NM            NM                9.99%

At or for the nine months
  ended September  30, 1999:
  Interest income -
   external customers          $    582             0              35,098
  Non-interest income -
   external customers                55             0               3,007
  Earnings (loss) on limited
   partnerships                     (48)            0                 333
  Intersegment interest income      340          (369)                  0
  Intersegment non-
   interest income                4,547        (4,798)                  0
  Interest expense                  129          (369)             21,524
  Amortization of mortgage
   servicing rights and net
   Valuation adjustments              0             0                 409
  Other non-interest expense        381          (251)              8,487
  Income tax expense (benefit)      103             0               3,010
  Net income (loss)               4,863        (4,547)              4,813
  Total assets                   68,508       (55,858)            687,528
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

NET INCOME

HMN's net income for the third quarter of 2000 was $1.7 million, an increase of $208,000 or 13.9%, compared to net income of $1.5 million for the third quarter of 1999. Basic earnings per share were $0.45 for the quarter ended September 30, 2000, an increase of $0.10 per share or 28.6%, from $0.35 basic earnings per share for the same quarter of 1999. Diluted earnings per share were $0.44 for the third quarter of 2000, an increase of $0.11 or 33.3%, from $0.33 diluted earnings per share for the third quarter of 1999. Basic and diluted earnings per share increased from the third quarter of 1999 to the third quarter of 2000 by 28.6% and 33.3%, respectively, while net income increased 13.9% due primarily to HMN's treasury stock purchase program. The average number of outstanding shares for the basic earnings per share calculation declined by 521,450 shares from 4,269,133 at September 30, 1999 to 3,747,683 at September 30, 2000. The average number of outstanding shares for the diluted earnings per share calculation declined by 582,175 shares from 4,484,436 at September 30, 1999, to 3,902,261 at September 30, 2000.

HMN's net income for the nine months ended September 30, 2000 was $5.1 million, an increase of $300,000 or 6.2%, compared to net income of $4.8 million for the same nine month period of 1999. Basic earnings per share were $1.32 for the nine months ended September 30, 2000, an increase of $0.23 per share or 21.1%, from $1.09 basic earnings per share for the same nine month period of 1999. Diluted earnings per share were $1.28 for the nine months ended September 30, 2000, an increase of $0.23 or 21.9%, from $1.05 diluted earnings per share for the same nine month period of 1999. Basic and diluted earnings per share increased by 21.1% and 21.9%, respectively from the nine month period ended September 30, 1999 to the same period of 2000, while net income increased 6.2% due primarily to HMN's treasury stock purchase program. The average number of outstanding shares for the basic earnings per share calculation declined by 524,337 shares from 4,399,444 at September 30, 1999 to 3,875,107 at September 30, 2000. The
average number of outstanding shares for the diluted earnings per share calculation declined by 599,954 shares from 4,604,714 at September 30, 1999, to 4,004,760 at September 30, 2000.

NET INTEREST INCOME

Net interest income for the third quarter of 2000 was $5.0 million, an increase of $358,000, or 7.8%, compared to $4.6 million for the third quarter of 1999. Interest income for the third quarter of 2000 was $13.5 million, an increase of $1.7 million, or 14.3%, compared to $11.8 million for the third quarter of 1999. Interest income increased by $591,000 due to a $32.8 million net increase in average interest-earning assets from the third quarter of 1999 to the third quarter of 2000. The increase in average interest-earning assets is the result of HMN's emphasis on originating and/or purchasing commercial real estate loans, commercial business loans and consumer loans which generally have higher interest rates and shorter terms to maturity than single family fixed-rate residential loans. Interest income increased by $1.1 million due to higher interest rates being earned on the types of loans being added to the portfolio and also due to a general increase in interest rates from the third quarter of 1999 through the second quarter of 2000. The yield earned on interest-earning assets increased from 7.07% at September 30, 1999, to 7.72% at September 30, 2000.

Interest expense was $8.6 million for the third quarter of 2000, an increase of $1.3 million, or 18.4%, compared to $7.2 million for the same quarter of 1999. Interest expense on deposits was $5.0 million for the third quarter of 2000, an increase of $575,000, or 13.0%, from $4.4 million for the third quarter of 1999. Interest expense on deposits increased primarily due to an increase in the average interest rates that were paid on deposits. Interest expense on Federal Home Loan Bank (FHLB) advances was $3.6 million for the third quarter of 2000, an increase of $753,000, or 26.8%, from $2.8 million for the third quarter of 1999. Interest expense increased by $479,000 due to a $32.8 million increase in the average outstanding advances from the FHLB. The advances were used to fund the growth in loans and replace funds lost to deposit outflows. Interest expense increased by $274,000 due to an increase in the cost of borrowing from the FHLB due to rising interest rates between the two periods. The average interest rate paid on the average interest-bearing liabilities was 5.28% during the third quarter of 2000, compared to 4.69% for the third quarter of 1999.

Net interest margin (net interest income divided by average interest earning assets) for the third quarter of 2000 was 2.83%, an increase of 8 basis points, compared to 2.75% for the third quarter of 1999.

Net interest income for the nine month period ended September 30, 2000 was $15.0 million, an increase of $1.4 million, or 10.2%, compared to $13.6 million for the same period of 1999. Interest income for the nine month period of 2000 was $39.2 million, an increase of $4.1 million, or 11.8%, compared to $35.1 million for the same period of 1999. Interest income increased by $1.5 million due to a $27.4 million net increase in average interest-earning assets from the nine month period of 1999 to the same period of 2000. The increase in average interest-earning assets is the result of HMN's emphasis on originating and/or purchasing commercial real estate loans, commercial business loans and consumer loans which generally have higher interest rates and shorter terms to maturity than single family fixed-rate residential loans. Interest income increased by $2.6 million due to higher interest rates being earned on the types of loans being added to the portfolio and also due to a general increase in interest rates from the nine month period ended September 30, 1999 to the same period of 2000. The yield earned on interest-earning assets increased from 7.10% at September 30, 1999, to 7.61% at September 30, 2000.

Interest expense was $24.3 million for the nine months ended September 30, 2000, an increase of $2.7 million, or 12.7%, compared to $21.5 million for the same nine month period of 1999. Interest expense on deposits was $13.9 million for the nine months ended September 30, 2000, an increase of $290,000, or 2.1%, from $13.6 million for the same nine month period in 1999. Interest expense on deposits decreased by $483,000 due to a decline in the average balance of outstanding deposits from the nine month period ended in September of 1999 to the same nine month period in 2000. The decrease in interest expense due to deposit outflow was entirely offset by a $773,000 increase in interest expense on deposits related to higher rates being paid on deposits. Interest expense on FHLB advances was $10.4 million for the nine month period of 2000, an increase of $2.5 million, or 30.9%, from $7.9 million for the same period of 1999. Interest expense increased by $1.9 million due to a $42.6 million increase in the average outstanding advances from the FHLB. The advances were used to fund the growth in loans and replace funds lost to deposit outflows. Interest expense increased by $591,000 due to an increase in the cost of borrowing from the FHLB due to rising interest rates between the two periods. The average interest rate paid on the average interest-bearing liabilities was 5.09% during the nine months ended September 30, 2000, compared to 4.74% for the same period of 1999.

Net interest margin (net interest income divided by average interest earning assets) for the nine months ended September 30, 2000, was 2.90%, an increase of 15 basis points, compared to 2.75% for the same period of 1999.

PROVISION FOR LOAN LOSSES

*The provision for loan losses for the third quarter ended September 30, 2000 was $45,000, the same amount as the third quarter of 1999. The provision for loan losses for the nine months ended September 30, 2000 was $135,000, a decrease of $60,000, or 30.8% compared to $195,000 for the same nine month period ended in 1999. The provision is the result of management's evaluation of the loan portfolio, a historically low level of non-performing loans, minimal loan charge-off experience, and its assessment of the general economic conditions in the geographic area where properties securing the loan portfolio are located such as national and regional unemployment data, single family loan delinquencies as reported separately by the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC), local single family construction permits and local economic growth rates. Management's evaluation of probable losses inherent in the loan portfolio revealed conditions that resulted in decreasing the 2000 loan loss provision year to date compared to the provision for 1999. HMN will continue to monitor its allowance for losses as these conditions dictate. Future economic conditions and other unknown factors will impact the need for future provisions for loan losses. As a result, no assurances can be given that increases in the allowance for loan losses will not be required during future periods.

A reconciliation of HMN's allowance for loan losses is summarized as follows:

                                              2000             1999
                                          ----------       -----------
Balance at January 1,                 $    3,273,311    $    3,041,486
Provision                                    135,000           195,000
Charge-offs                                  (22,017)           (4,676)
Recoveries                                     2,890               840
                                         -----------       -----------
Balance at September 30,              $    3,389,184    $    3,232,650
                                         ===========       ===========


NON-INTEREST INCOME

Non-interest income was $864,000 for the third quarter of 2000, an increase of $43,000, or 5.2%, from $821,000 for the third quarter of 1999. The increase in non-interest income was primarily due to a $110,000 increase in fees and service charges on deposit related accounts and loans which was partially offset by a $20,000 decrease in gains recognized on the sale of loans, a $12,000 decrease in earnings from limited partnerships and a $46,000 decrease in other non-interest income. Due to a general increase in interest rates which started in 1999 and continued through the second quarter 2000, single family conforming loan production declined from the third quarter of 1999, compared to the third quarter of 2000. The lower conforming loan production equated to a lower gain on the sale of loans being recorded between the two

* This paragraph contains a forward-looking statement(s). Refer to information regarding Forward-looking Information on page 24 of this discussion.

quarters. The earnings from limited partnerships declined because the market value of the mortgage servicing asset portfolio is nearing the top of its potential market value as the result of rising interest rates. The earnings from limited partnerships was also impacted by the depressed market value assigned to the stock of financial institutions. Other income declined partly due to a decline in commissions earned from the sale of personal financial planning products and services.

Non-interest income was $2.49 million for the nine months ended September 30, 2000, a decrease of $852,000, or 25.5%, from $3.3 million for the same nine month period of 1999. The decrease in non-interest income was primarily due to an $823,000 decline in gains recognized on the sale of loans, a $187,000 decline in gain recognized from the sale of securities and a $255,000 decline in earnings from limited partnerships. Due to a general increase in interest rates which started in 1999 and continued through the second quarter 2000, single family conforming loan production declined from 1999, compared to 2000. The lower conforming loan production equated to a lower gain on the sale of loans being recorded between the two nine month periods. The increase in interest rates has also affected the ability of HMN to sell securities from its
available for sale portfolio at a gain.   The earnings from limited
partnerships declined because the market value of the mortgage servicing asset portfolio is nearing the top of its potential market value as the result of rising interest rates. The earnings from limited partnerships was also impacted by the depressed market value assigned to the stock of financial
institutions.   The decrease in non-interest income was partially offset by an increase of $396,000 in fees and service charges on deposit related accounts and loans and a $38,000 increase in other income primarily due to commissions earned from the sale of personal financial planning products and services.

NON-INTEREST EXPENSE

Non-interest expense was $3.0 million for both the third quarter of 2000 and the third quarter of 1999. Compensation and benefits expense decreased by $57,000, or 3.7%, due primarily to less commissions paid on lower loan production and reduced claims experience on the self funded health benefit plan which were partially offset by annual pay increases and the number of employees in the work force. Occupancy costs increased by $67,000 primarily due to additional depreciation and other costs related to equipment. FDIC premiums and advertising expenses decreased a total of $32,000 between the two quarters.

Non-interest expense was $9.0 million for both the nine months ended September 30, 2000 and September 30, 1999. Compensation and benefits expense increased by $164,000, or 3.6%, due primarily to annual pay increases, changes in the work force and an increase in claims on the self-funded health benefit plan during the first quarter of 2000. The overall increase in compensation expense was reduced because less commissions were paid due to lower loan production occurring during the nine months ended September 30, 2000 compared to the same period of 1999. Occupancy costs increased by $142,000 primarily due to additional depreciation and other costs related to equipment. Amortization of mortgage servicing rights, net of valuation adjustments and servicing costs decreased by $180,000 due to a change in the estimated time over which the servicing fees will be collected. FDIC premiums and advertising expenses decreased a total of $155,000 between the two nine month periods. Data processing expense increased partly due to the increased costs of adding more commercial loan and tranaction based accounts to HMN's product offerings.

INCOME TAX EXPENSE

Income tax expense was $1.1 million for the third quarter of 2000, an increase of $167,000 compared to $910,000 for the third quarter of 1999. Income tax expense was $3.2 million for the nine months ended September 30, 2000, an increase of $217,000 compared to $3.0 million for the same nine month period of 1999. The increases in income taxes are primarily due to increases in taxable income.

NON-PERFORMING ASSETS

The following table sets forth the amounts and categories of non-performing assets in the Bank's portfolio at September 30, 2000 and December 31, 1999.


                                             September 30,       December 31,
(Dollars in Thousands)                           2000                1999
                                             ------------        -----------
Non-Accruing Loans
  One-to-four family real estate             $    332                164
  Nonresidential real estate                        0                  0
  Consumer                                        229                178
                                                -----              -----
  Total                                           561                342
                                                -----              -----
Accruing loans delinquent 90
days or more                                      124                476
                                                -----              -----
Foreclosed Assets
Real estate:
One-to-four family                                195                  0
                                                -----              -----
   Total non-performing assets               $    880            $   818
                                                =====              =====
Total as a percentage of total assets            0.12%              0.12%
                                                =====              =====
Total non-performing loans                   $    685            $   818
                                                =====              =====
Total as a percentage of total
   loans receivable, net                         0.14%              0.17%
                                                =====              =====


Total non-performing assets at September 30, 2000 were $685,000, a decrease of $133,000, from $818,000 at December 31, 1999. The net decrease of $133,000 was the result of a $219,000 increase in non-accruing loans, a $351,000 decrease in accruing loans delinquent 90 days or more and the addition of one $195,000 foreclosed single family dwelling.

DIVIDENDS

On October 24, 2000 HMN declared a cash dividend of $.12 per share, payable on December 11, 2000 to shareholders of record on November 22, 2000.

During 2000, HMN has declared and paid dividends as follows:


   Record                 Payable               Dividend        Dividend
    date                   date                 per share     Payout Ratio
------------------     ------------------       ----------    ------------
February 24, 2000      March 10, 2000            $0.10           27.8%
May 25, 2000           June 12, 2000             $0.10           27.0%
August 28, 2000        September 11, 2000        $0.12           25.5%


The annualized dividend payout ratio for the past four quarters, ending with the December 11, 2000 payment will be 26.8%.

The declaration of dividends are subject to, among other things, HMN's financial condition and results of operations, the Bank's compliance with its regulatory capital requirements, including the fully phased-in capital requirements, tax considerations, industry standards, economic conditions, regulatory restrictions, general business practices and other factors.

LIQUIDITY

For the nine months ended September 30, 2000, the net cash provided by operating activities was $5.9 million. HMN collected $28.0 million from the sale of securities, and $13.7 million in principal repayments or on the maturity of securities during the quarter. HMN also collected $204,000 on the sale of loans receivable during the quarter. It purchased $15.9 million of securities, FHLB stock of $775,000, premises and equipment of $1.3 million and
it funded a net increase in loans receivable of $41.4 million.   HMN received
$23.4 million due to a net increase in deposit balances during the nine month period. It paid back $1.5 million net of new advances to the FHLB. HMN received $173,000 from increased advance payments from borrowers for taxes and insurance. HMN purchased $5.1 million of HMN treasury stock under its current stock repurchase program and it paid $1.2 million in dividends to its shareholders. It received $601,000 from the exercise of stock options by current or recently retired employees.

*HMN has certificates of deposits with outstanding balances of $186.1 million that come due over the next 12 months. Based upon past experience management anticipates that the majority of the deposits will renew for another term. HMN believes that deposits which do not renew will be replaced with deposits from other customers, or funded with advances from the FHLB, or will be funded through the sale of securities. Management does not anticipate that it will have a liquidity problem due to maturing deposits.

*HMN has $10.0 million of FHLB advances which mature in 2001 but have call features which can be exercised by the FHLB on a semiannual basis during 2000. If the call features are exercised, HMN has the option of requesting any advance otherwise available to it pursuant to the Credit Policy of the FHLB. Since HMN has the ability to request another advance to replace the advance that is being called, management does not anticipate that it will have a liquidity problem due to advances being called by the FHLB during the remainder of 2000.

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

*HMN utilizes a model which uses the discounted cash flows from its interest-earning assets and its interest-bearing liabilities to calculate the current market value of those assets and liabilities. The model also calculates the changes in market value of the interest-earning assets and
interest-bearing liabilities due to different interest rate changes.   HMN
believes that over the next twelve months interest rates could conceivably fluctuate in a range of 200 basis points up or down from where the rates were at September 30, 2000. HMN does not have a trading portfolio. The following table discloses the projected changes in market value to HMN's interest-earning assets and interest-bearing liabilities based upon incremental 100 basis point changes in interest rates from interest rates in effect on September 30, 2000.

* This paragraph contains a forward-looking statement(s). Refer to information regarding Forward-looking Information on page 24 of this discussion.

----------------------------------------------------------------------------
Other than trading portfolio                       Market Value
                              ----------------------------------------------

(DOLLARS IN THOUSANDS)
Basis point change in
 interest rates                 -200      -100       0        +100      +200
-----------------------------------------------------------------------------
Cash equivalents               $ 13,981   13,969   13,958    13,946   13,935
Securities available for sale:
  Fixed-rate CMOs                26,170   26,213   25,687    25,338   23,712
  Variable-rate CMOs             56,406   56,318   55,605    55,643   51,479
  Fixed-rate available
    for sale mortgage-backed
    and related securities        4,622    4,529    4,391     4,238    4,081

  Variable-rate available
    for sale mortgage-
    backed and related
    securities                    1,910    1,905    1,900     1,896    1,884

  Fixed-rate available
    for sale other
    marketable securities        73,833   72,613   69,702    67,300   65,009

  Variable-rate available
    for sale other
    marketable securities         1,292    1,290    1,288     1,286    1,274

  Federal Home Loan Bank stock   12,258   12,248   12,237    12,227   12,217
Fixed-rate loans held for sale    6,399    6,394    6,388     6,383    6,378
Loans receivable, net:
  Fixed-rate real estate loans  257,698  252,803  245,808   237,985  230,190
  Variable-rate
   real estate loans            155,862  153,362  150,715   147,981  145,074
  Fixed-rate other loans         68,287   67,472   66,361    64,736   63,428
  Variable-rate other loans      44,365   44,286   44,204    44,048   43,919
Mortgage servicing rights, net      601      979    1,185     1,263    1,291
Investment in limited
  partnerships                    2,602    2,899    3,039     3,104    3,153
                                ------- -------- -------- --------- --------
Total market risk
  sensitive assets              726,286  717,280  702,468   687,374  667,024
                                ------- -------- -------- --------- --------
NOW deposits                     41,660   41,660   41,660    41,660   41,660
Passbook deposits                33,221   33,221   33,221    33,221   33,221
Money market deposits            35,163   35,163   35,163    35,163   35,163
Certificate deposits            317,077  314,332  311,635   308,982  306,375
Fixed-rate Federal
  Home Loan Bank
  advances                      178,672  170,899  168,219   165,018  161,763
Variable-rate Federal
  Home Loan Bank
  advances                       55,574   55,527   55,480    55,434   55,387
                                ------- -------- -------- --------- --------
Total market risk
  sensitive liabilities         661,367  650,802  645,378   639,478  633,569
                                ------- -------- -------- --------- --------
Off-balance sheet
  financial instruments:
Commitments to extend credit         65       64       62        60       58
                                ------- -------- -------- --------- --------
Net market risk               $  64,854   66,414   57,028    47,836   33,397
                                ======= ======== ======== ========= ========
Percentage change from
  current market value            13.72%   16.46%    0.00%   (16.12)% (41.44)%
                                ======= ======== ======== ========= ========
-----------------------------------------------------------------------------

The preceding table was prepared utilizing the following assumptions (the "Model Assumptions") regarding prepayment and decay ratios which were determined by management based upon their review of historical prepayment speeds and future prepayment projections. Fixed rate loans were assumed to prepay at annual rates of between 7% to 44%, depending on the note rate and the period to maturity. Adjustable rate mortgages ("ARMs") were assumed to prepay at annual rates of between 11% and 31%, depending on the note rate and the period to maturity. Growing Equity Mortgage (GEM) loans were assumed to prepay at annual rates of between 18% and 54% depending on the note rate and the period to maturity. Mortgage-backed securities and Collateralized Mortgage Obligations (CMOs) were projected to have prepayments based upon the underlying collateral securing the instrument and the related cash flow priority of the CMO tranche owned. Certificate accounts were assumed not to be withdrawn until maturity. Passbook and money market accounts were assumed to decay at an annual rate of 20%. FHLB advances were projected to be called at the first call date where the projected interest rate on similar remaining term advances exceeded the interest rate on HMN's callable advance.

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

ASSET/LIABILITY MANAGEMENT

*HMN's management reviews the impact that changing interest rates will have on its net interest income projected for the twelve months following September 30, 2000 to determine if its current level of interest rate risk is acceptable.
The following table projects the estimated annual impact on net interest income of immediate interest rate changes called rate shocks.

             Rate Shock    Net Interest  Percentage
           in Basis Points    Income       Change
           --------------- ------------  ----------
               +200        21,283,000        3.90 %
               +100        21,132,000        3.16 %
                  0        20,485,000        0.00 %
               -100        19,878,000       -2.96 %
               -200        18,779,000       -8.33 %

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

*This paragraph contains a forward-looking statement(s). Refer to information regarding Forward-looking Information on page 24 of this discussion.

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

     PROVISION FOR LOAN LOSSES
     The provision for loan losses for the third quarter ended September 30, 2000 was $45,000, the same amount as the third quarter of 1999. The provision for loan losses for the nine months ended September 30, 2000 was $135,000, a decrease of $60,000, or 30.8% compared to $195,000 for the same nine month period ended in 1999. The provision is the result of management's evaluation of the loan portfolio, a historically low level of non-performing loans, minimal loan charge-off experience, and its assessment of the general economic conditions in the geographic area where properties securing the loan portfolio are located such as national and regional unemployment data, single family loan delinquencies as reported separately by the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC), local single family construction permits and local economic growth rates. Management's evaluation of probable losses inherent in the loan portfolio revealed conditions that resulted in decreasing the 2000 loan loss provision year to date compared to the provision for 1999. HMN will continue to monitor its allowance for losses as these conditions dictate. Future economic conditions and other unknown factors will impact the need for future provisions for loan losses. As a result, no assurances can be given that increases in the allowance for loan losses will not be required during future periods.

     LIQUIDITY
     HMN has certificates of deposits with outstanding balances of $186.1 million that come due over the next 12 months. Based upon past experience management anticipates that the majority of the deposits will renew for another term. HMN believes that deposits which do not renew will be replaced with deposits from other customers, or funded with advances from the FHLB, or will be funded through the sale of securities. Management does not anticipate that it will have a liquidity problem due to maturing deposits.

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

     Competitive pricing by other institutions, the desire of a competitor to pay interest rates on deposits that are above the current rates paid by HMN, or the desire by customers to put more of their funds into nontraditional bank products such as stocks and bonds could be circumstances that would cause the maturing certificates to become a liquidity problem

     MARKET RISK
     HMN utilizes a model which uses the discounted cash flows from its interest-earning assets and its interest-bearing liabilities to calculate the current market value of those assets and liabilities. The model also calculates the changes in market value of the interest-earning assets and interest-bearing liabilities due to different interest rate changes. HMN believes that over the next twelve months interest rates could conceivably fluctuate in a range of 200 basis points up or down from where the rates were at September 30, 2000. HMN does not have a trading portfolio. The table in the Market Risk section discloses the projected changes in market value to HMN's interest-earning assets and interest-bearing liabilities based upon incremental 100 basis point changes in interest rates from interest rates in effect on September 30, 2000.

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

     ASSET/LIABILITY MANAGEMENT
     HMN's management reviews the impact that changing interest rates will have on its net interest income projected for the twelve months following September 30, 2000 to determine if its current level of interest rate risk is acceptable. HMN's actual net interest income caused by interest rate changes may differ from the amounts reflected in the table in the Asset/Liability section which projects the estimated impact on net interest income of immediate interest rate changes called rate shocks.

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

          None.

ITEM 5.   Other Information.

          None.

ITEM 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits.  See Index to Exhibits on page 28 of this report.
          (b) Reports on Form 8-K. On August 31, 2000, the Company filed a current report on Form 8-K announcing the retirement of Roger P. Weise, Chairman of the Board, President and Chief Executive Officer.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            HMN FINANCIAL, INC.
                            Registrant


Date: November 13, 2000     /s/ Michael McNeil
                           --------------------------
                            Michael McNeil,
                            President
                            (Principal Executive Officer)


Date: November 13, 2000     /s/ Timothy P. Johnson
                           --------------------------
                            Timothy P. Johnson,
                            Chief Financial Officer
                            (Principal Financial Officer)

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

3.1          Amended and Restated Articles
              of Incorporation                     *1               N/A

3.2          Amended and Restated By-laws          *2               N/A

4            Form of Common Stock                  *3               N/A
              Including indentures

10.1         Extension of Employment Agreement for *4               N/A
              Roger P. Weise dated May 23, 2000

10.2         Extension of Employment Agreement for *4               N/A
              James B. Gardner dated May 23, 2000

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

*3 Incorporated by reference to the same numbered exhibit to the Company's Registration Statement on Form S-1 dated April 1, 1994 (File No. 33-77212).

*4     Incorporated by reference to the same numbered exhibit to the Company's
Quarterly Report on Form 10-Q for the period ended June 30, 2000 (File 0-
24100).