Form 10-K405
period 2000-12-31
HMN FINANCIAL INC
filed 2001-03-30
CIK 921183

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

For the fiscal year ended December 31, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from                to

Commission file number 0-24100.

HMN FINANCIAL, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-1777397 (I.R.S. Employer Identification No.)
101 North Broadway, PO Box 231 Spring Valley, Minnesota (Address of principal executive offices)	55975-0231 (Zip Code)

Registrant's telephone number, including area code: (507) 346-1100

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share
(Title of Class)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES /x/  NO / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

    As of March 5, 2001, the Registrant had issued and outstanding 4,408,763 shares of the Registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 5, 2001 was $46.1 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

DOCUMENTS INCORPORATED BY REFERENCE

    Parts of the Registrant's Annual Report for the year ended December 31, 2000, are incorporated by reference in Parts I, II and IV of this Form 10-K. Parts of the Registrant's Proxy Statement dated March 23, 2001, are incorporated by reference in Part III of this Form 10-K.

PART I

ITEM 1.  BUSINESS

General

    HMN Financial, Inc. (HMN or the Corporation), was incorporated under the laws of the State of Delaware in March 1994 for the purpose of becoming the savings and loan holding company of Home Federal Savings Bank (Home Federal or the Bank) in connection with the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank on June 29, 1994. Home Federal has a community banking philosophy and operates retail banking facilities in Minnesota and Iowa. The Bank has two wholly owned subsidiaries, Osterud Insurance Agency, Inc. (OAI) which offers financial planning products and services and Home Federal Mortgage Services, LLC (HFMS). On January 23, 2001 HMN sold 100% of HMN Mortgage Services, Inc. to the Bank. On January 31, 2001 the Bank merged HMN Mortgage Services, Inc. into Home Federal Mortgage Services, LLC. The Bank also owned MSL Financial Corporation (MSL) which also offered financial planning products and services. On April 30, 1999 MSL was liquidated and its assets and liabilities were transferred to the Bank. HMN has one other wholly owned subsidiary, Security Finance Corporation (SFC). SFC invests in commercial loans and commercial real-estate loans located throughout the United States that were originated by third parties. During 2000 SFC sold many of its assets to the Bank and discontinued investing in commercial loans. HFMS operates a mortgage banking and mortgage brokerage facility located in Brooklyn Park, Minnesota.

    The Company's financial statements identify the Bank and HFMS as reportable operating segments. In addition, HFMS has been segmented further into mortgage servicing rights and mortgage banking activities. The information on pages 51 - 52 of the Company's annual report is incorporated herein by reference.

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

Market Area

    HMN serves the Minnesota counties of Fillmore, Freeborn, Houston, Mower, Olmsted and Winona and portions of Steele, Dodge, Goodhue and Wabasha through its main office located in Spring Valley, Minnesota and its eight branch offices located in Albert Lea, Austin, LaCrescent, Rochester and Winona, Minnesota. The portion of HMN's market area consisting of Rochester and the contiguous communities is composed of primarily urban and suburban communities, while the balance of HMN's market area consists primarily of rural areas and small towns. Primary industries in HMN's market area include manufacturing, agriculture, health care, wholesale and retail trade, service industries and education. Major employers include IBM, the Mayo Clinic, Hormel, a food processing company, and various small industrial and other companies. HMN's market area is also the home of Winona State University, Rochester Community and Technical College, University of Minnesota—Rochester Center, Winona State University—Rochester Center and Austin's Riverland Community College.

    HMN serves the Iowa counties of Marshall and Tama through its branch offices located in Marshalltown and Toledo. Major industries in the area are Swift & Company—pork processors, Fisher Controls Int.—valve and regulator manufacturing, Lennox Industries—furnace and air conditioner manufacturing, Iowa Veterans Home—hospital care, Marshall Community School District—education, Marshall Medical & Surgical Center—hospital care and Meskwaki Casino—gaming operations.

    Based upon information obtained from the U.S. Census Bureau for 1999, the population of the six primary counties in the Bank's Minnesota market area was as follows: Fillmore—20,688; Freeborn—31,503; Houston—19,489; Mower—37,152; Olmsted—119,077; and Winona—47,785. The median household income for these six counties ranged from approximately $31,850 to $49,000.

    Based upon information obtained from the U.S. Census Bureau for 1999, the population of Marshall County was 38,782 and the population of Tama County was 17,788. The median household income of these two counties ranged from approximately $34,794 to $37,314.

    HFMS is a mortgage banking and mortgage brokerage office located in Brooklyn Park, Minnesota. The office primarily originates single family residential loans for sale in the secondary market or purchases loans from third party originators located primarily in the seven county metropolitan area of Minneapolis and St. Paul and sells the loans and generally the related servicing rights to those loans in the secondary market. In the past HFMS has also purchased mortgage servicing rights from third parties for the purpose of generating loan servicing income.

Lending Activities

    General.  Historically, HMN originated 30-year, fixed-rate mortgage loans secured by one-to-four family residences. Since 1979, in order to reduce its vulnerability to changes in interest rates, HMN has emphasized the origination or purchase of loans for the loan portfolio which have shorter terms to maturity such as 15 year, fixed rate residential loans and Graduated Equity Mortgages (GEMs) which fully amortize in 15 to 20 years. HMN has also emphasized the origination or purchase of Adjustable Rate Mortgage loans (ARMs) for portfolio which have interest rates which are fixed for an initial period of one, three or five years and then generally adjust annually, thereafter, based upon a treasury interest rate index plus a certain margin, subject to annual and lifetime rate adjustment limits. Throughout 1999 and 2000 HMN sold the majority of the fixed rate one-to-four family mortgage loan originations in order to reduce its interest rate risk. In 1998 HMN hired experienced commercial loan officers who have actively pursued commercial real estate and other commercial business loans to small and medium sized businesses during 1999 and 2000. HMN also offers a competitive array of consumer loan products which include both open lines and closed ended home equity loans as well as other consumer loans. The home equity line of credit has an adjustable interest rate based upon the Wall Street Journal prime rate plus a margin.

    Loan Portfolio Composition.  The following information concerning the composition of HMN's loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of December 31:

	2000		1999		1998		1997		1996
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real Estate Loans:
One-to-four family	$312,888	59.43%	$344,674	70.95%	$365,496	79.31%	$395,668	87.58%	$321,340	90.19%
Multi-family	12,090	2.30	8,489	1.75	4,719	1.02	2,717	0.60	280	0.08
Commercial	61,654	11.71	43,894	9.04	28,990	6.29	10,572	2.34	7,918	2.22
Construction or development	20,211	3.84	16,046	3.30	15,155	3.29	5,725	1.27	3,474	0.98

Total real estate loans	406,843	77.28	413,103	85.04	414,360	89.91	414,682	91.79	333,012	93.47

Other Loans:
Consumer loans:
Savings account	695	0.13	733	0.15	994	0.22	1,362	0.30	938	0.26
Education	6	0.00	85	0.02	118	0.03	123	0.03	467	0.13
Automobile	6,363	1.21	4,532	0.93	2,897	0.63	2,438	0.54	566	0.16
Home equity line	26,907	5.11	22,437	4.62	19,476	4.22	19,490	4.31	11,881	3.33
Home equity	28,144	5.35	17,349	3.57	9,566	2.08	7,176	1.59	5,927	1.67
Home improvement	203	0.04	321	0.07	436	0.09	652	0.14	585	0.16
Other	8,578	1.63	2,779	0.57	1,313	0.28	624	0.14	568	0.16

Total consumer loans	70,896	13.47	48,236	9.93	34,800	7.55	31,865	7.05	20,932	5.87
Commercial business loans	48,760	9.25	24,435	5.03	11,695	2.54	5,226	1.16	2,344	0.66

Total other loans	119,656	22.72	72,671	14.96	46,495	10.09	37,091	8.21	23,276	6.53

Total loans	526,499	100.00%	485,774	100.00%	460,855	100.00%	451,773	100.00%	356,288	100.00%

Less:
Loans in process	2,953		2,771		7,997		4,562		2,814
Unamortized discounts	289		297		414		547		417
Net deferred loan fees	1,348		1,537		1,948		1,847		1,695
Allowance for losses on loans	3,144		3,273		3,041		2,748		2,340

Total loans receivable, net	$518,765		$477,896		$447,455		$442,069		$349,022

    The following table shows the composition of HMN's loan portfolio by fixed- and adjustable-rate loans as of December 31:

	2000		1999		1998		1997		1996
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Fixed-Rate Loans
Real estate:
One-to-four family
GEM	$47,811	9.08%	$51,309	10.56%	$56,211	12.20%	$53,258	11.79%	$48,831	13.71%
Other	158,083	30.03	187,796	38.66	227,790	49.43	256,263	56.72	187,519	52.63

Total one-to-four family	205,894	39.11	239,105	49.22	284,001	61.63	309,521	68.51	236,350	66.34
Multi-family	7,170	1.36	7,549	1.56	3,509	0.76	2,490	0.55	223	0.06
Commercial	27,743	5.27	27,801	5.72	17,768	3.86	1,914	0.42	1,276	0.36
Construction or development	2,126	0.40	5,011	1.03	9,366	2.03	3,180	0.71	2,970	0.83

Total fixed-rate real estate loans	242,933	46.14	279,466	57.53	314,644	68.27	317,105	70.19	240,819	67.59

Consumer loans:
Savings	695	0.13	733	0.15	994	0.22	1,362	0.30	938	0.26
Education	6	0.00	85	0.02	0	0.00	0	0.00	434	0.12
Automobile	6,363	1.21	4,532	0.93	2,897	0.63	2,437	0.54	566	0.16
Home equity	27,832	5.29	16,962	3.49	9,384	2.04	6,701	1.48	5,338	1.50
Home improvement	203	0.04	321	0.07	436	0.09	652	0.14	585	0.16
Other	8,362	1.59	2,696	0.55	1,175	0.25	612	0.14	568	0.16

Total consumer loans	43,461	8.26	25,329	5.21	14,886	3.23	11,764	2.60	8,429	2.36

Commercial business loans	27,821	5.28	18,936	3.90	10,157	2.20	5,226	1.16	1,344	0.38

Total other loans	71,282	13.54	44,265	9.11	25,043	5.43	16,990	3.76	9,773	2.74

Total fixed-rate loans	314,215	59.68	323,731	66.64	339,687	73.71	334,095	73.95	250,592	70.33

Adjustable-Rate Loans
Real estate:
One-to-four family	106,994	20.32	105,569	21.73	81,495	17.68	86,147	19.07	84,990	23.85
Multi-family	4,920	0.93	724	0.15	1,210	0.26	227	0.05	57	0.02
Commercial	33,911	6.44	16,309	3.36	11,222	2.44	8,658	1.92	6,642	1.87
Construction or development	18,085	3.44	11,035	2.27	5,789	1.26	2,545	0.56	504	0.14

Total adjustable-rate real estate loans	163,910	31.13	133,637	27.51	99,716	21.64	97,577	21.60	92,193	25.88
Consumer (home equity and other)	27,435	5.21	22,907	4.72	19,914	4.32	20,101	4.45	12,503	3.51
Commercial business loans	20,939	3.98	5,499	1.13	1,538	0.33	0	0.00	1,000	0.28

Total adjustable-rate loans	212,284	40.32	162,043	33.36	121,168	26.29	117,678	26.05	105,696	29.67

Total loans	526,499	100.00%	485,774	100.00%	460,855	100.00%	451,773	100.00%	356,288	100.00%

Less
Loans in process	2,953		2,771		7,997		4,562		2,814
Unamortized discounts	289		297		414		547		417
Net deferred loan fees	1,348		1,537		1,948		1,847		1,695
Allowance for losses on loans	3,144		3,273		3,041		2,748		2,340

Total loans receivable, net	$518,765		$477,896		$447,455		$442,069		$349,022

    The following table illustrates the interest rate sensitivity of HMN's loan portfolio at December 31, 2000. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. Scheduled repayments of principal are reflected in the year in which they are scheduled to be paid.

	Real Estate
	One-to-four family		Multi-family and Commercial		Construction		Consumer		Commercial Business		Total
Due During Years Ending December 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
(Dollars in thousands)
2001(1)	$22,223	7.41%	$6,656	9.60%	$11,777	9.61%	$11,322	10.37%	$20,545	9.54%	$72,523	9.03%
2002	19,388	7.33	5,707	9.17	1,452	9.61	8,181	9.75	5,932	8.99	40,660	8.40
2003	17,429	7.24	8,458	9.44	59	8.58	7,935	9.75	9,176	9.01	43,057	8.51
2004 through 2005	35,319	7.28	14,543	8.74	164	8.75	16,433	9.93	10,078	8.89	76,537	8.34
2006 through 2010	83,024	7.22	17,134	8.20	1,560	8.63	22,363	10.30	1,314	8.58	125,395	7.94
2011 through 2025	119,173	7.33	21,218	9.14	3,826	8.80	4,662	10.49	1,715	8.65	150,594	7.73
2026 and following	16,332	7.89	28	9.50	1,373	8.69	0	0.00	0	0.00	17,733	7.96

	$312,888		$73,744		$20,211		$70,896		$48,760		$526,499

(1)
Includes demand loans, loans having no stated maturity, overdraft loans and education loans.

    The total amount of loans due after December 31, 2001 which have predetermined interest rates is $257.5 million, while the total amount of loans due after such dates which have floating or adjustable interest rates is $196.5 million.

    At December 31, 2000 construction or development loans for one-to-four family dwellings totaled $9.8 million, multi-family totaled $5.1 million, and non-residential totaled $5.3 million.

    Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), the aggregate amount of loans that the Bank is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a "readily ascertainable" value or 30% for certain residential development loans). At December 31, 2000, based upon the 15% limitation, the Bank's regulatory limit for loans-to-one borrower was approximately $7.9 million. However, at December 31, 2000, the largest dollar amount outstanding to one borrower or group of related borrowers was $7.9 million. The borrowing relationship is secured by a shopping mall located in Winona, Minnesota and other commercial real estate in Rochester, Minnesota. The borrowing relationship was performing in accordance with its terms at December 31, 2000.

    The Bank's Mortgage and Consumer Loan Committee is responsible for review and approval of all loans over the FHLMC/FNMA conforming loan dollar limits (the Limit) originated by the Bank which are not sold in the secondary loan market. For the majority of 2000 the Limit was $275,000, compared to $240,000 for the majority of 1999. Approval of one member of the Loan Committee is required on all loans ranging from the Limit to $500,000. Loans greater than $500,000 must be approved by the Board of Directors of the Bank or its Executive Committee after review and preliminary approval by the Loan Committee. All loans closed each month are reviewed by the Board of Directors at its regularly scheduled meetings.

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

    One-to-four Family Residential Real Estate Lending.  At December 31, 2000 HMN's one-to-four family real estate loans totaled $312.9 million, a decline of $31.8 million compared to $344.7 million at December 31, 1999 which declined by $20.8 million, compared to $365.5 million at December 31, 1998 which declined by $30.2 million compared to $395.7 million at December 31, 1997. In order to reduce its interest rate risk the Bank sold 80% of all one-to-four family loans originated during 2000. The Bank converted $11.1 million of one-to-four family loans into mortgage-backed securities (securitized) and transferred the securities into the securities available for sale portfolio. The Bank also sold another $5.1 million of one-to-four family loans from the loan portfolio. The impact of the loan securitization and sales when coupled with principal repayments caused the one-to-four family loan portfolio to decline by $31.8 million during 2000. During 1999 the Bank sold 62% of all one-to-four family mortgage loans originated or refinanced. It converted $6.9 million of one-to-four family loans into mortgage-backed securities (securitization) and transferred the securities into the securities available for sale portfolio. The Bank also sold another $10.2 million of one-to-four family loans from the loan portfolio. The impact of the loan securitization and sales when coupled with the principal repayments caused the one-to-four family loan portfolio to decline by $20.8 million during 1999. During 1998, the Bank securitized and sold $27.9 million of one-to-four family residential loans out of its loan portfolio. It also sold approximately 44% of the Bank's one-to-four family residential loans that were originated or refinanced in 1998. The loan securitization and the loan sales, when coupled with the accelerated prepayments experienced in the loan portfolio during 1998, caused the one-to-four family real estate loan portfolio to decline $30.2 million from December 31, 1997 to December 31, 1998.

    On December 5, 1997 the Bank merged with Marshalltown Financial Corporation ("MFC"). The Loan Portfolio Composition table includes for December 31, 1997, $62.9 million of one-to-four family residential loans, $2.3 million of multi-family residential, $2.1 million of commercial real estate and $2.6 million of consumer loans which were acquired in the MFC merger.

    The GEM loans require payments which increase after the first year. Under the GEM loans, the monthly payments required for the first year are established based on a 30-year amortization schedule. Depending upon the program selected, the payments may increase in the succeeding years by amounts ranging from 0% to 5%. Most of the GEM loans originated by HMN provide for at least three annual payment increases over the first five years of the loan. The increased payments required under GEM loans are applied to principal and have the effect of shortening the term to maturity; the GEM loans do not permit negative amortization. HMN has primarily offered two GEM programs, one with a contractual maturity of approximately 17 years and one with a contractual maturity of approximately 22 years. The GEMs are generally priced based upon loans with similar contractual maturities. The GEMs were popular with consumers who anticipate future increases in income and who desire an amortization schedule of less than 30 years. During 1999 the GEM program was discontinued by HMN. At December 31, 2000, HMN had $47.8 million of one-to-four family GEM loans, a decrease of $3.5 million from $51.3 million at December 31, 1999, compared to a decrease of $4.9 million from $56.2 million at December 31, 1998, compared to $53.3 million at December 31, 1997, and $48.8 million at December 31, 1996.

    In addition to the GEM loan program, HMN offers other conventional fixed-rate one-to-four family loans with maximum terms of up to 30 years. HMN generally sells the majority of new loan originations or refinances with fixed rates and terms to maturity ranging from 15 years to 30 years that are eligible for sale in the secondary market. The interest rates charged on the fixed-rate loan products are generally set based on the FNMA or FHLMC delivery rates, as well as other competitive factors. At December 31, 2000, HMN had $158.1 million of fixed rate one-to-four family mortgage loans, a decrease of $29.7 million compared to $187.8 million at December 31, 1999, a decrease of $40.0 million compared to $227.8 million at December 31, 1998, $256.3 million at December 31, 1997, and $187.5 million at December 31, 1996.

    HMN also offers one-year ARMs at a margin (generally 275 to 375 basis points) over the yield on the Average Monthly One Year U.S. Treasury Constant Maturity Index for terms of up to 30 years. The ARM loans currently offered by HMN allow the borrower to select (subject to pricing) an initial period of one year, three years, or five years between the loan origination and the date the first interest rate change occurs. Generally, the ARMs provide for up to a 200 basis point annual interest rate change cap and a lifetime cap 600 basis points over or under the initial rate. Initial interest rates offered on the ARM loans during 2000 ranged from 100 basis points below the fully indexed loan rate to 100 basis points over the fully indexed loan rate. All borrowers are now qualified for the loan at the fully indexed rate. HMN's originated ARMs do not permit negative amortization of principal, do not contain prepayment penalties and generally are not convertible into fixed-rate loans. See "-Delinquencies and Non-Performing Assets." In the past, the Bank offered one-year ARMs with a margin of 200 to 235 basis points over a specified index and an average annual cap of 145 basis points. At December 31, 2000 the one-to-four family ARMs totaled $107.0 million an increase of $1.4 million compared to $105.6 million at December 31, 1999, an increase of $24.1 million compared to $81.5 million at December 31, 1998, $86.1 million at December 31, 1997, and $85.0 million at December 31, 1996.

    HMN has also originated a limited number of fixed-rate loans with terms up to 30 years which are insured by the Federal Housing Authority (FHA), Veterans Administration (VA) and Minnesota Home Finance Administration (MHFA).

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

    Commercial Real Estate and Multi-Family Lending.  HMN originates permanent commercial real estate and multi-family loans secured by properties located in its market area. It also purchases commercial real estate and multi-family loans originated by other third parties on properties outside of its market area. Commercial real estate loans totaled $61.7 million at December 31, 2000, an increase of $17.8 million from $43.9 million at December 31, 1999, compared to $29.0 million at December 31, 1998, $10.6 million at December 31, 1997 and $7.9 million at December 31, 1996. Multi-family loans totaled $12.1 million at December 31, 2000, an increase of $3.6 million from $8.5 million at December 31, 1999, compared to $4.7 million at December 31, 1998, compared to $2.7 million at December 31, 1997.

    The commercial real estate and multi-family loan portfolio includes loans secured by motels, hotels, apartment buildings, churches, small office buildings, small business facilities, shopping malls, nursing homes, golf courses, and other non-residential building properties primarily located in the upper midwestern United States.

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

    Appraisals on commercial real estate and multi-family real estate properties are performed by independent appraisers prior to the time the loan is made. For transactions less than $250,000, HMN may use an internal valuation. All appraisals on commercial and multi-family real estate are reviewed and approved by a commercial loan officer or credit manager. The Bank's underwriting procedures require verification of the borrower's credit history, income and financial statements, banking relationships, references and income projections for the property. All commercial real estate and multi-family loans over $500,000 must be approved by a majority of the commercial loan committee prior to closing. For commercial real estate and multi-family loans under $500,000, two authorized loan officer's are required to approve the loan. The commercial loan policy generally requires personal guarantees from the proposed borrowers. An initial on-site inspection is required for all collateral properties for loans with balances in excess of $250,000. Annual reviews are performed for aggregate commercial lending relationships that exceed $500,000. The reviews cover financial performance, documentation completeness and accuracy of loan risk ratings.

    At December 31, 2000, HMN's two largest commercial real estate loans totaled $6.2 million and $4.9 million. The first loan is secured by a shopping mall in Winona, Minnesota and the second loan is secured by an apartment complex in Rochester, Minnesota. Both of these loans were performing at December 31, 2000.

    Multi-family and commercial real estate loans generally present a higher level of risk than loans secured by one-to-four family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family and commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired. At December 31, 2000, HMN did not have any commercial real estate loans or multi-family loans which were 90 days or more delinquent.

    Construction Lending.  HMN makes construction loans to individuals for the construction of their residences and to builders for the construction of one-to-four family residences. It also makes a very limited number of loans to builders for houses built on speculation. Construction loans also include commercial real estate loans. HMN had $20.2 million of construction loans outstanding at December 31, 2000, an increase of $4.2 million from $16.0 million at December 31, 1999, compared to $15.2 million at December 31, 1998, $5.7 million at December 31, 1997 and $3.5 million at December 31, 1996.

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

    Construction loans to owner occupants are generally made in amounts of up to 95% of the lesser of cost or appraised value, but no more than 85% of the loan proceeds can be disbursed until the building is completed. The loan-to-value ratios on loans to builders are limited to 70%. Prior to making a commitment to fund a construction loan, HMN requires an appraisal of the property and financial data and verification of the borrower's income. HMN obtains personal guarantees for substantially all of its construction loans to builders. Personal financial statements of guarantors are also obtained as part of the loan underwriting process. Generally construction loans have been located in HMN's market area.

    Construction loans are obtained principally through continued business from builders and developers who have previously borrowed from the Bank, as well as referrals from existing customers and walk-in customers. The application process includes a submission to the Bank of accurate plans, specifications and costs of the project to be constructed. These items are used as a basis to determine the appraised value of the subject property to be built.

    At December 31, 2000 construction real estate loans totaled $20.2 million of which one-to-four family residential loans totaled $9.8 million, multi-family residential totaled $5.1 million and construction on commercial real estate totaled $5.3 million.

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

    Consumer Lending.  HMN originates a variety of different types of consumer loans, including home equity loans (open-ended and closed-ended), education, automobile, home improvement, mobile home, deposit account and other loans for household and personal purposes. At December 31, 2000, consumer loans totaled $70.9 million, an increase of $22.7 million from $48.2 million at December 31, 1999, compared to $34.8 million at December 31, 1998, $31.9 million at December 31, 1997 and $20.9 million at December 31, 1996.

    Consumer loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower. HMN's consumer loans are made at fixed and adjustable interest rates, with terms of up to 20 years for secured loans and up to three years for unsecured loans.

    HMN's home equity loans are written so that the total commitment amount, when combined with the balance of any other outstanding mortgage liens, may not exceed 100% of the appraised value of the property. The closed-end home equity loans are written with fixed- or adjustable-rates with terms of up to 15 years. The open-end home equity lines are written with an adjustable rate with terms of up to 20 years, a 10 year draw period which requires "interest only" payments and a 10 year repayment period which fully amortizes the outstanding balance. The consumer may access the open-end home equity line either by making a withdrawal at the Bank or writing a check on the home equity line of credit account. HMN's closed ended home equity loans totaled $28.1 million at December 31, 2000, an increase of $10.8 million from $17.3 million at December 31, 1999, compared to $9.6 million at December 31, 1998, $7.2 million at December 31, 1997 and $5.9 million at December 31, 1996. HMN's open-ended home equity lines totaled $26.9 million at December 31, 2000, an increase of $4.5 million from $22.4 million at December 31, 1999, compared to $19.5 million at December 31, 1998, $19.5 million at December 31, 1997 and $11.9 million at December 31, 1996.

    The underwriting standards employed by the Bank for consumer loans include a determination of the applicant's payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount. Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At December 31, 2000, $142,000 of the consumer loan portfolio was non-performing. There can be no assurance that delinquencies will not increase in the future.

    Commercial Business Lending.  In order to satisfy the demand for financial services available to individuals and businesses in its market area, historically HMN has maintained a portfolio of commercial business loans primarily to small retail operations, small manufacturing concerns and professional firms. More recently HMN has expanded it's commercial business loans to include loans collateralized by inventory and/or receivables and leasehold interests on equipment HMN's commercial business loans generally have terms ranging from six months to five years and may have either fixed or variable interest rates. HMN's commercial business loans generally include personal guarantees and are usually, but not always, secured by business assets such as inventory, equipment, leasehold interests in equipment fixtures, real estate and accounts receivables. The underwriting process for commercial business loans includes consideration of the borrower's financial statements, tax returns, projections of future business operations and inspection of the subject collateral, if any. HMN has also purchased participation interests in commercial business loans from third party originators. The underlying collateral for the loans are generally inventory or equipment and generally have repayment periods of less than ten years. Commercial business loans totaled $48.8 million at December 31, 2000, an increase of $24.4 million from $24.4 million at December 31, 1999, compared to $11.7 million at December 31, 1998, $5.2 million at December 31, 1997 and $2.3 million at December 31, 1996.

    Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. At December 31, 2000, $95,000 of loans in the commercial business loan portfolio were non-performing. There can be no assurance that delinquencies will not increase in the future.

Originations, Purchases and Sales of Loans and Mortgage-Backed and Related Securities

    Real estate loans are generally originated by HMN's staff of salaried and commissioned loan officers. Loan applications are taken in all branch offices.

    While HMN originates both fixed- and adjustable-rate loans, its ability to originate loans is dependent upon the relative customer demand for loans in its market. Demand for adjustable-rate loans is affected by the interest rate environment. HMN originated for portfolio $12.5 million of one-to-four family adjustable rate loans during 2000, an increase of $6.5 million from $6.0 million for 1999, compared to $2.3 million for 1998. HMN also originated for portfolio $2.7 million of fixed rate one-to-four family loans during 2000, a decrease of $5.5 million from $8.2 million for 1999, compared to $44.4 million for 1998.

    During the past two years HMN has focused its portfolio loan origination efforts on commercial real estate, commercial business and consumer loans because the loans generally have terms to maturity and adjustable interest rate characteristics which are generally more beneficial to HMN than single family fixed-rate conventional loans. HMN originated $112.0 million of commercial real estate, commercial business and consumer loans (which excludes commercial real estate loans in construction or development) during the year ended December 31, 2000, an increase of $7.2 million from originations of $104.8 million for 1999, compared to originations of $88.6 million for 1998.

    In order to supplement loan demand in HMN's market area and geographically diversify its loan portfolio, HMN purchases real estate loans from selected sellers, with yields based upon current market rates. HMN carefully reviews and underwrites all loans to be purchased to ensure that they meet HMN's underwriting standards. The seller generally continues to service the purchased loans. HMN purchased $20.6 million of loans during 2000, a decrease of $49.0 million from $69.6 million during 1999, compared to $71.0 million for 1998. The majority of the purchased one-to-four family loans have interest rates that are fixed for a one, three or five year period and then adjust annually thereafter or were 15 year fixed-rate loans. The commercial real estate and commercial business loans purchased have terms and interest rates that are similar in nature to HMN's originated commercial and business portfolio. All purchased loans are reviewed to determine that each loan meets certain underwriting requirements. Refer to Note 4 of the Notes to Consolidated Financial Statements in the Annual Report for more information on purchased loans.

    HMN has substantial holdings of mortgage-backed and related securities which are held, depending on the investment intent, in the "available for sale" portfolio. HMN purchased $2.1 million of mortgage-backed securities during 2000, a decrease of $18.3 million from purchases of $20.4 million for 1999, compared to $113.8 million in purchases for 1998. HMN sold $30.0 million of mortgage-backed securities during the year ended December 31, 2000, a decrease of $700,000 from sales of $29.3 million for 1999, compared to sales of $96.5 million for 1998. See—"Investment Activities."

    The following table shows the loan and mortgage-backed and related securities origination, purchase, acquisition, sale and repayment activities of HMN for the periods indicated.

	Year Ended December 31,
(Dollars in thousands)	2000	1999	1998
LOANS HELD FOR INVESTMENT
Originations by type:
Adjustable-rate:
Real estate—one-to-four family	$12,479	5,965	2,328
—multi-family	160	818	0
—commercial	7,953	12,336	5,388
—construction or development	28,727	10,171	787
Non-real estate—consumer	20,374	17,481	15,689
—commercial business	20,681	16,671	176

Total adjustable-rate	90,374	63,442	24,368

Fixed-rate:
Real estate—one-to-four family	2,698	8,240	44,413
—multi-family	738	2,597	1,694
—commercial	8,194	15,791	16,882
—construction or development	4,502	9,544	10,626
Non-real estate—consumer	36,706	23,267	13,100
—commercial business	18,062	19,305	37,672

Total fixed-rate	70,900	78,744	124,387

Total loans originated	161,274	142,186	148,755

Purchases:
Real estate—one-to-four family	10,133	47,975	58,512
—multi-family	0	0	8,571
—commercial	2,045	10,673	1,172
—construction or development	4,750	6,793	0
Non-real estate—commercial business	3,671	4,123	2,731

Total loans purchased	20,599	69,564	70,986

Sales and repayments:
Real estate—one-to-four family	0	0	5,878
—commercial	0	685	650
Non-real estate—consumer	207	246	238

Total sales	207	931	6,766

Loans securitized and transferred to securities	11,129	6,925	27,953
Transfers to loans held for sale	5,081	10,187	52,295
Principal repayments	126,425	163,691	106,824

Total reductions	142,842	181,734	193,838

Decrease in other items, net	1,694	(5,097)	(20,517)

Net increase	$40,725	24,919	5,386

LOANS HELD FOR SALE
Originations by type:
Adjustable-rate:
Real estate—one-to-four family	$1,724	837	826
—multi-family	0	0	0
—commercial	0	0	0
—construction or development	0	0	0
Non-real estate—consumer	0	0	0
—commercial business	0	0	0

Total adjustable-rate	1,724	837	826

Fixed-rate:
Real estate—one-to-four family	58,928	66,065	111,639
—multi-family	0	0	0
—commercial	0	0	0
—construction or development	1,240	485	0
Non-real estate—consumer	0	0	0
—commercial business	0	0	0

Total fixed-rate	60,168	66,550	111,639

Total loans originated	61,892	67,387	112,465

Purchases:
Real estate—one-to-four family	51,826	93,177	65,199
—multi-family	0	0	0
—commercial	0	0	0
—construction or development	0	0	0
Non-real estate—consumer	0	0	0
—commercial business	0	0	0

Total loans purchased	51,826	93,177	65,199

Sales and repayments:
Real estate—one-to-four family	104,815	179,770	173,007
—multi-family	0	0	0
—commercial	0	0	0
—construction or development	0	0	0
Non-real estate—consumer	0	0	0
—commercial business	0	0	0

Total sales	104,815	179,770	173,007

Transfers to (from) loans held for investment	(5,081)	(10,187)	(6,165)

Principal repayments
Total reductions	109,896	169,583	166,842

Increase (decrease) in other items, net
Net increase (decrease)	$3,822	(9,019)	10,822

MORTGAGE-BACKED AND RELATED SECURITIES
Loans securitized and transferred to securities	$11,129	6,925	27,953
Purchases:
Mortgage-backed securities:(1)
Adjustable-rate	0	0	0
Fixed-rate	0	0	1,766
CMOs and REMICs:
Adjustable-rate	2,112	0	76,174
Fixed-rate	0	20,385	35,839

Total purchases	2,112	20,385	113,779

Sales:
Mortgage-backed securities:(1)
Adjustable-rate	3,776	6,913	24,955
Fixed-rate	1,674	1,143	46,432
CMOs and REMICs:
Adjustable-rate	6,425	17,466	13,765
Fixed-rate	18,149	3,815	11,366

Total sales	30,024	29,337	96,518

Principal repayments:
Decrease in other items, net	(8,615)	(40,342)	(38,003)

Net increase (decrease)	$(25,398)	(42,369)	7,211

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

    The following table sets forth HMN's loan delinquencies by type, by amount and by percentage of type at December 31, 2000.

	Loans Delinquent For:
	60-89 Days			90 Days and Over			Total Delinquent Loans
(Dollars in thousands)	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
One-to-four family real estate	8	$703	0.22%	14	$1,830	0.58%	22	$2,533	0.81%
Multi-family	0	0	0.00	0	0	0.00	0	0	0.00
Commercial	0	0	0.00	0	0	0.00	0	0	0.00
Construction or development	0	0	0.00	0	0	0.00	0	0	0.00
Consumer	17	155	0.22	31	142	0.20	48	297	0.42
Commercial business	2	45	0.09	2	50	0.10	4	95	0.19

Total	27	$903	0.17%	47	$2,022	0.38%	74	$2,925	0.56%

    Classification of Assets.  Federal regulations require that each savings institution classify its own assets on a regular basis. In addition, in connection with examinations of savings institutions, the Office of Thrift Supervision (OTS) and FDIC examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: Substandard, Doubtful and Loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of Substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as Loss is considered uncollectible and of such little value that continuance as an asset on the balance sheet of the institution is not warranted. Assets classified as Substandard or Doubtful require the institution to establish prudent general allowances for loan losses. If an asset or portion thereof is classified as Loss, the institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified as Loss, or charge off such amount. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the District Director of the OTS. On the basis of management's review of its assets, at December 31, 2000, the Bank had classified a total of $1,386,000 of its loans and other assets as follows:

	Real Estate
(Dollars in thousands)	One-to-Four Family	Construction or Development	Commercial and Multi-Family	Consumer	Commercial Business	Total
Substandard	$1,180	0	0	88	64	1,332
Doubtful	0	0	0	0	0	0
Loss	0	0	0	54	0	54

Total	$1,180	0	0	142	64	1,386

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

	December 31,
(Dollars in thousands)	2000	1999	1998	1997	1996
Non-accruing loans:
Real estate:
One-to-four family	$775	165	317	177	235
Commercial real estate	0	0	73	79	83
Consumer	142	177	86	7	7
Commercial business	95	0	0	0	13

Total	1,012	342	476	263	338

Accruing loans delinquent 90 days or more:
One-to-four family	405	476	312	365	0
Consumer	0	0	0	37	0

Total	405	476	312	402	0

Restructured loans:
Multi-family	0	0	0	0	0
Foreclosed assets:
Real estate:
One-to-four family	195	0	18	142	23

Total	195	0	18	142	23

Total non-performing assets	$1,612	818	806	807	361

Total as a percentage of total assets	0.23%	0.12%	0.12%	0.12%	0.07%

Total non-performing loans	$1,417	$818	$788	$665	$338

Total as a percentage of total loans receivable, net	0.27%	0.17%	0.18%	0.15%	0.10%

    For the year ended December 31, 2000, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $88,366. The amounts that were included in interest income on such loans during 2000 were $39,073.

    Total non-performing assets were $1,612,000 at December 31, 2000, an increase of $794,000, compared to $818,000 at December 31, 1999, $806,000 at December 31, 1998, $807,000 at December 31, 1997, and $361,000 at December 31, 1996. Non-performing assets had the following activity during 2000: charge-offs of $8,000, transfers in of $1,128,000 and transfers out due to performance of $326,000. Non-performing assets had the following activity during 1999: sales of $18,000, transfers in of $423,000 and transfers out due to performance of $393,000. Non-performing assets had the following activity during 1998: sales of $142,000, transfers in of $389,000 and transfers out due to performance of $248,000. Non performing assets had the following activity during 1997: sales of $42,000, charge-offs of $35,000, payments of $80,000, and net transfers to non-performing assets of $603,000. The increase in non-performing assets from 1999 to 2000 is primarily the result of a one-to-four family purchased loan totaling $381,000 and four commercial loans totaling $95,000 that were behind on their payments by more than 90 days and the foreclosure of a one-to-four family mortgage totaling $195,000.

    Other Loans of Concern.  In addition to the non-performing assets set forth in the table above, as of December 31, 2000 there were $733,210 of loans with known information about the possible credit problems of the borrowers or the cash flows of the secured properties that have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms which may result in the future inclusion of such items in the non-performing asset categories.

    Management has considered the Bank's non-performing and "of concern" assets in establishing its allowance for loan losses.

    Allowance for losses on loans.  The following table sets forth an analysis of the Bank's allowance for loan losses for the year ended:

(Dollars in thousands)	2000	1999	1998	1997	1996
Balance at beginning of year	$3,273	3,041	2,748	2,341	2,191
MFC allowance for losses acquired	0	0	0	122	0
Provision for losses	180	240	310	300	300
Charge-offs
Real estate:
One-to-four family	0	(1)	(2)	(4)	0
Multi-family	0	0	0	0	(88)
Consumer	(59)	(9)	(17)	(7)	(1)
Commercial business	(253)	0	0	(12)	(61)

Total charge-offs	(312)	(10)	(19)	(23)	(150)

Recoveries
Consumer	3	2	0	0	0
Commercial business	0	0	2	8	0

Total recoveries	3	2	2	8	0

Net charge-offs	(309)	(8)	(17)	(15)	(150)

Balance at end of year	$3,144	3,273	3,041	2,748	2,341

Ratio of net charge-offs during the year to average loans outstanding during the year	0.06%	0.00%	0.00%	0.01%	0.05%

Ratio of allowance for losses on loans to total non-performing loans, at end of year	221.87%	400.29%	385.79%	413.17%	691.84%

    The distribution of the Bank's allowance for losses on loans at the dates indicated is summarized as follows:

	December 31,
	2000		1999		1998		1997		1996
(Dollars in thousands)	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
Real Estate:
One-to-four family	$302	59.43%	$527	70.95%	$544	79.31%	$560	87.58%	$496	90.19%
Multi-family	111	2.30	133	1.75	142	1.02	80	0.60	8	0.08
Commercial	802	11.71	533	9.04	797	6.29	198	2.34	113	2.22
Construction or development	408	3.84	231	3.30	455	3.29	172	1.27	104	0.98
Consumer	414	13.47	674	9.93	546	7.55	527	7.05	473	5.87
Commercial business	665	9.25	291	5.03	328	2.54	46	1.16	29	0.66
Unallocated	442	0.00	884	0.00	229	0.00	1,165	0.00	1,118	0.00

Total	$3,144	100.00%	$3,273	100.00%	$3,041	100.00%	$2,748	100.00%	$2,341	100.00%

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

    The Bank must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At December 31, 2000, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 16.4%. The Bank's level of liquidity is a result of management's asset/liability strategy. See "Regulation—Liquidity."

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

    The investment strategy of HMN and the Bank has been directed toward a mix of high-quality assets (primarily government and agency obligations) with short and intermediate terms to maturity. At December 31, 2000, HMN did not own any investment securities of a single issuer which exceeded 10% of HMN's stockholder's equity other than U.S. government or federal agency obligations.

    The Bank invests a portion of its liquid assets in interest-earning overnight deposits of the Federal Home Loan Bank of Des Moines ("FHLB") and various money market mutual funds. Other investments include high grade medium-term (up to three years) corporate debt securities, medium-term federal agency notes, and a variety of other types of mutual funds which invest in adjustable-rate, mortgage-backed securities, asset-backed securities, repurchase agreements and U.S. Treasury and agency obligations. HMN invests in the same type of investment securities as the Bank and also invests in taxable and tax exempt municipal obligations and corporate equities such as preferred and common stock. See Note 3 of the Notes to Consolidated Financial Statements in the Annual Report for additional information regarding HMN's securities portfolio.

    The following table sets forth the composition of HMN's securities portfolio, excluding mortgage-backed and related securities, at the dates indicated.

	December 31,
	2000				1999				1998
(Dollars in thousands)	Amortized Cost	Adjusted To	Market Value	% of Total	Amortized Cost	Adjusted To	Market Value	% of Total	Amortized Cost	Adjusted To	Market Value	% of Total
Securities available for sale:
U.S. government and agency obligations	$35,216	(1,206)	34,010	37.59%	$39,298	(1.691)	37,607	40.34%	$17,379	12	17,391	25.11%
U.S. Treasury obligations	1,482	(2)	1,480	1.64	3,984	(42)	3,942	4.23
Municipal obligations	1,104	(6)	1,098	1.21	1,532	(4)	1,528	1.64	2,901	(5)	2,896	4.18
Corporate debt	16,235	(501)	15,734	17.39	19,695	(276)	19,419	20.83	4,232	(3)	4,229	6.10
Corporate equity(1)	8,587	(768)	7,819	8.64	8,587	(1,440)	7,147	7.67	8,271	(296)	7,975	11.51
Stock of federal agencies(1)	3,768	(82)	3,686	4.07	3,768	(711)	3,057	3.28	5,874	114	5,988	8.64

Subtotal	66,392		63,827	70.54	76,864		72,700	77.99	38,657		38,479	55.54
FHLB stock	12,245		12,245	13.53	11,470		11,470	12.30	9,838		9,838	14.20

Total investment securities and FHLB stock	78,637		76,072	84.07	88,334		84,170	90.29	48,495		48,317	69.74

Average remaining life of investment securities excluding FHLB stock	4.3 years				4.6 years				4.5 years
Other Interest-earning Assets:
Cash equivalents	14,417		14,417	15.93	9,051		9,051	9.71	20,961		20,961	30.26

Total	$93,054		90,489	100.00%	$97,385		93,221	100.00%	$69,456		69,278	100.00%

Average remaining life or term to repricing of investment securities and other interest-earning assets, excluding FHLB stock	3.7 years				4.2 years				3.2 years

(1)
Average life assigned to corporate equity holdings and stock of federal agencies is five years.

    The composition and maturities of the securities portfolio, excluding FHLB stock, mortgage-backed and other related securities, are indicated in the following table.

	December 31, 2000
	1 Year or Less	After 1 through 5 Years	After 5 through 10 Years	Over 10 Years	No Stated Maturity	Total Securities
(Dollars in thousands)	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Adjusted To	Market Value
Securities available for sale:
U.S. government securities	$0	20,037	0	15,179	0	35,216	(1,206)	34,010
U.S. Treasuries	1,482	0	0	0	0	1,482	(2)	1,480
Municipal obligations	0	0	1,104	0	0	1,104	(6)	1,098
Corporate debt	4,511	11,724	0	0	0	16,235	(501)	15,734
Corporate equity	0	0	0	0	8,587	8,587	(768)	7,819
Stock of federal agencies	0	0	0	0	3,768	3,768	(82)	3,686

Total stock	$5,993	31,761	1,104	15,179	12,355	66,392		63,827

Weighted average yield(1)	6.78%	6.39%	8.58%	6.40%	5.08%	6.22%

(1)
Yields are computed on a tax equivalent basis.

    Mortgage-Backed and Related Securities.  In order to supplement loan production (particularly those of interest rate sensitive loans) and achieve its asset/liability management goals, HMN invests in mortgage- backed and related securities. All of the mortgage-backed and related securities owned by HMN are issued, insured or guaranteed either directly or indirectly by a federal agency or are rated "AA" or higher. HMN had $75.4 million of mortgage-backed and related securities all classified as available for sale at December 31, 2000, a decrease of $25.4 million from $100.8 million at December 31, 1999, compared to $143.1 million at December 31, 1998.

    The contractual maturities of the mortgage-backed and related securities portfolio without any prepayment assumptions at December 31, 2000 is as follows:

(Dollars in thousands)	5 Years or Less	5 to 10 Years	10 to 20 Years	Over 20 Years	December 31, 2000 Balance Outstanding
Securities available for sale:
Federal Home Loan Mortgage Corporation	$0	358	2,099	1,863	4,320
Federal National Mortgage Association	0	0	0	259	259
Government National Mortgage Association	7	0	74	0	81
Other mortgage-backed securities	0	0	0	0	0
Collateralized Mortgage Obligations	0	2,367	6,112	62,241	70,720

Total	$7	2,725	8,285	64,363	75,380

Weighted average yield	9.00%	6.20%	6.69%	7.87%	7.68%

    At December 31, 2000, HMN did not have any non-agency mortgage-backed or related securities in excess of 10% of its stockholders' equity.

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

    At December 31, 2000, HMN had $58.2 million invested in CMOs which have floating interest rates that change either monthly or quarterly, compared to $68.0 million at December 31, 1999 and $94.5 million at December 31, 1998.

    Refer to Management's Discussion and Analysis—Market Risk in the Annual Report for information on changes in market value of the mortgage-backed or related securities under different rate shock environments.

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

    Deposits.  The Bank offers a variety of deposit accounts having a wide range of interest rates and terms. The Bank's deposits consist of passbook, negotiable order of withdrawal (NOW), money market, non-interest bearing checking and certificate accounts (including individual retirement accounts) to retail consumers and commercial business accounts. The Bank relies primarily on competitive pricing policies and customer service to attract and retain these deposits.

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

    The following table sets forth the savings flows at the Bank during the periods indicated.

	Year Ended December 31,
(Dollars in thousands)	2000	1999	1998
Opening balance	$400,382	433,869	467,348
Deposits	785,319	667,957	536,135
Withdrawals	(780,460)	(716,263)	(588,662)
Interest credited	16,450	14,819	19,048

Ending balance	421,691	400,382	433,869

Net increase (decrease)	$21,309	(33,487)	(33,479)

Percent increase (decrease)	5.32%	(7.72)%	(7.16)%

    The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Bank as of December 31:

	2000		1999		1998
(Dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Transactions and Savings Deposits(1):
Non-interest checking	$12,923	3.07%	$7,706	1.92%	$13,187	3.04%
NOW Accounts—1.00%(2)	33,068	7.84	25,896	6.47	25,459	5.87
Passbook Accounts—2.00%(3)	32,742	7.76	34,470	8.61	35,766	8.24
Money Market Accounts—3.96%(4)	34,427	8.16	31,821	8.00	29,419	6.78

Total Non-Certificates	$113,160	26.83%	$99,893	25.00%	$103,831	23.93%

Certificates:
2.00 - 2.99%	$244	0.06%	$201	0.05%	$0	0.00%
3.00 - 3.99%	15,884	3.77	16,408	4.10	1,943	0.45
4.00 - 4.99%	38,420	9.11	88,176	22.02	87,582	20.19
5.00 - 5.99%	52,714	12.50	151,827	37.92	160,630	37.02
6.00 - 6.99%	159,765	37.89	43,875	10.96	78,273	18.04
7.00 - 7.99%	41,504	9.84	2	0.00	1,342	0.31
8.00 - 8.99%	0	0.00	0	0.00	264	0.06
9.00 - 9.99%	0	0.00	0	0.00	4	0.00
10.00% and over	0	0.00	0	0.00	0	0.00

Total Certificates	308,531	73.17	300,489	75.05	330,038	76.07

Total Deposits	$421,691	100.00%	$400,382	100.00%	$433,869	100.00%

(1)
Reflects rates paid on transaction and savings deposits at December 31, 2000.

(2)
The rate on NOW Accounts for 1999 and 1998 was 1.00%.

(3)
The rate on Passbook Accounts for 1999 and 1998 was 2.00%.

(4)
The rate on Money Market Accounts for 1999 was 3.41% and 1998 was 3.19%.

    The following table shows rate and maturity information for the Bank's certificates of deposit as of December 31, 2000.

(Dollars in thousands)	2.00- 2.99%	3.00- 3.99%	4.00- 4.99%	5.00- 5.99%	6.00- 6.99%	7.00- 7.99%	8.00- 8.99%	9.00- 9.99%	Total	Percent of Total
Certificate accounts maturing in quarter ending:
March 31, 2001	34	5,556	7,843	11,507	28,018	847	0	0	53,805	17.44
June 30, 2001	137	3,460	5,308	10,103	33,958	576	0	0	53,542	17.35
September 30, 2001	17	2,088	5,120	7,012	12,661	5,173	0	0	32,071	10.39
December 31, 2001	15	4,412	3,425	3,733	38,838	12,144	0	0	62,567	20.28
March 31, 2002	13	4	3,535	2,288	40,982	11,664	0	0	58,486	18.96
June 30, 2002	6	5	2,640	824	1,955	254	0	0	5,684	1.84
September 30, 2002	6	58	2,532	535	797	731	0	0	4,659	1.51
December 31, 2002	1	251	2,113	349	1,201	4	0	0	3,919	1.27
March 31, 2003	1	6	302	1,514	782	0	0	0	2,605	0.84
June 30, 2003	0	39	512	1,280	42	0	0	0	1,873	0.61
September 30, 2003	5	0	1,387	1,801	111	0	0	0	3,304	1.07
December 31, 2003	3	0	1,110	3,329	193	0	0	0	4,635	1.50
Thereafter	6	5	2,593	8,439	227	10,111	0	0	21,381	6.94

Total	$244	15,884	38,420	52,714	159,765	41,504	0	0	308,531	100.00%

Percent of total	0.08%	5.15%	12.45%	17.09%	51.78%	13.45%	0.00%	0.00%	100.00%

    The following table indicates the amount of the Bank's certificates of deposit and other deposits by time remaining until maturity as of December 31, 2000.

	Maturity
(Dollars in thousands)	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
Certificates of deposit less than $100,000	$44,192	47,268	85,889	86,000	263,349
Certificates of deposit of $100,000 or more	5,388	4,584	7,750	20,545	38,267
Public funds less than $100,000(1)	0	95	0	0	95
Public funds of $100,000 or more(1)	4,225	1,595	1,000	0	6,820

Total certificates of deposit	$53,805	53,542	94,639	106,545	308,531

Passbook of $100,000 or more	$1,149	0	0	0	1,149
Accounts of $100,000 or more	$10,762	6,179	8,750	20,545	46,236

(1)
Deposits from governmental and other public entities.

    For additional information regarding the composition of the Bank's deposits, see Note 11 of the Notes to Consolidated Financial Statements in the Annual Report. For additional information on certificate maturities and the impact on HMN's liquidity see Liquidity starting on page 23 of the Annual Report.

    Borrowings.  The Bank's other available sources of funds include advances from the FHLB and other borrowings. As a member of the FHLB, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances from the FHLB. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions. Consistent with its asset/liability management strategy, the Bank has utilized FHLB advances from time to time to extend the term to maturity of its liabilities. Also, the Bank has used FHLB borrowings to fund loan demand and other investment opportunities and to offset deposit outflows. At December 31, 2000, the Bank had $221.9 million of FHLB advances outstanding. On such date, the Bank had a collateral pledge arrangement with the FHLB of Des Moines pursuant to which the Bank may borrow up to an additional $27.1 million for liquidity purposes. See Note 12 of the Notes to Consolidated Financial Statements in the Annual Report.

    At December 31, 2000, HMN had an undrawn $2.5 million revolving line of credit with Wells Fargo Bank Minnesota, N.A. The credit line matures September 30, 2001 and floats at the Federal Funds rate plus 250 basis points. See Note 13 of the Notes to Consolidated Financial Statements in the Annual Report.

    The following table sets forth the maximum month-end balance and average balance of FHLB advances and the revolving line of credit ("Other Borrowings") for the periods indicated.

	Year Ended December 31,
(Dollars in thousands)	2000	1999	1998
Maximum Balance:
FHLB advances and Other Borrowings	$244,900	230,900	194,579
FHLB short-term borrowings and Other Borrowings	67,000	60,500	46,893
Average Balance:
FHLB advances and Other Borrowings	232,862	197,861	172,232
FHLB short-term borrowings and Other Borrowings	50,708	28,614	32,145

    The following table sets forth certain information as to the Bank's FHLB advances at the dates indicated.

	December 31,
(Dollars in thousands)	2000	1999	1998
FHLB short-term borrowings and Other Borrowings	$38,000	60,500	17,500
Weighted average interest rate of FHLB short-term borrowings and Other Borrowings	6.79%	5.67%	5.38%

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

    Osterud Insurance Agency, Inc. (OAI), a Minnesota corporation, was organized in 1983. OAI operated as an insurance agency until 1986 when its assets were sold. OAI remained inactive until 1993 when it began offering credit life insurance, annuity products and mutual fund products to the Bank's customers and others. OAI recorded net income of $31,400 for the year ended December 31, 2000.

    MSL Financial Corporation (MSL) was acquired in the MFC merger. MSL offered annuity products to MFC customers and also has an investment in FHLMC preferred stock. On April 30, 1999, MSL was liquidated and $151,000 of assets and $3,100 of liabilities were transferred to the Bank.

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

    HFMS faces strong competition both in originating one-to-four family residential real estate loans and purchasing one-to-four family loans from third party originators for resale in the secondary market. HFMS currently competes primarily in Minnesota and the states surrounding Minnesota with Wells Fargo Home Mortgage, Principal Residential Mortgage, Inc. and many other purchasers of loan located in the Minneapolis-St. Paul metropolitan area and the numerous communities surrounding the metropolitan area. HFMS competes for the one-to-four family loan originations based upon interest rates and fees it charges to prospective borrowers. HFMS competes for the purchase of loans primarily based upon the price it pays for loans including the servicing release premium it pays plus the fees it charges for services provided to it customers.

Other Corporations Owned by HMN

    During 2000 HMN had two other wholly owned subsidiaries, HMN Mortgage Services, Inc. (MSI) and Security Finance Corporation (SFC). On January 23, 2001 all of the stock of MSI was sold to Home Federal Savings Bank and on January 31, 2001 it was merged into Home Federal Mortgage Services LLC. HFMS operates a mortgage banking and mortgage brokerage facility located in Brooklyn Park, Minnesota. Brooklyn Park is located in the Minneapolis/St. Paul Metropolitan area. HFMS's primary function is to originate and/or purchase single family residential loans for resale on the secondary market to FNMA, FHLMC or other third parties. It also, from time to time, purchases mortgage servicing rights from other lenders. SFC invests in commercial loans and commercial real estate loans located throughout the United States which were originated by third parties. During 2000 SFC sold the majority of its investments and loans to the Bank and has discontinued purchasing loans.

Employees

    At December 31, 2000, HMN had a total of 151 full-time equivalent employees. None of the employees of HMN or its subsidiaries are represented by any collective bargaining unit. Management considers its employee relations to be good.

REGULATION

Regulation And Supervision

    The banking industry is highly regulated. HMN, as a savings and loan holding company, is subject to regulation by the Office of Thrift Supervision (OTS). The Bank, a federal savings bank, is subject to extensive regulation and examination by the OTS, which is the Bank's primary federal regulator. The Federal Deposit Insurance Corporation (FDIC) also has limited authority to regulate the Bank. Subsidiaries of HMN and the Bank are also subject to state regulation and/or licensing in connection with certain insurance or mortgage banking activities. HMN and the Bank are subject to numerous laws and regulations. These laws and regulations impose restrictions on activities, set minimum capital requirements, impose lending and deposit restrictions and establish other restrictions. References in this section to applicable statutes and regulations are brief and incomplete summaries only. You should consult the statutes and regulations for a full understanding of the details of their operation.

Holding Company Regulation

    If a holding company owns more than one savings association, it is a multiple savings and loan holding company (SLHC); if it owns only one savings association, it is a unitary SLHC. HMN is a unitary savings and loan holding company. The Home Owners Loan Act (HOLA) generally limits multiple SLHCs and their non-association subsidiaries to traditional savings association activities and services and to activities authorized for bank holding companies. Unitary SLHCs, in the past, have not been subject to restrictions on the activities that could be conducted by holding companies. See "Recent Developments" for more on unitary SLHCs.

    Acquisitions by Savings and Loan Holding Companies.  Acquisition of a savings institution or a savings and loan holding company is generally subject to OTS approval and the public must have an opportunity to comment on the proposed acquisition. Without prior approval from the OTS, HMN may not acquire more than 5% of the voting stock of any savings institution that is not one of its subsidiaries.

    Annual Reporting; Examinations.  Under HOLA and OTS regulations HMN, as a savings and loan holding company, must file periodic reports with the OTS. In addition, HMN must comply with OTS recordkeeping requirements. HMN is subject to holding company examination by the OTS. The OTS may take enforcement action if the activities of a savings and loan holding company constitute a serious risk to the financial safety, soundness or stability of a subsidiary savings association.

    Commonly Controlled Depository Institutions; Affiliate Transactions.  Depository institutions are "commonly controlled" if they are controlled by the same holding company or if one depository institution controls another depository institution. HMN controls the Bank. The FDIC has authority to require FDIC-insured banks and savings associations to reimburse the FDIC for losses it incurs in connection either with the default of a "commonly controlled" depository institution or with the FDIC's provision of assistance to such an institution.

    The Bank, as a holding company subsidiary that is a depository institution, is subject to both qualitative and quantitative limitations on transactions with HMN and its other subsidiaries. See "Federal Restrictions on Transactions with Affiliates" below.

    Capital Adequacy.  HMN is not subject to any regulatory capital requirements, the Bank is subject to various capital requirements. See "Capital Requirements" below.

Bank Regulation

    As a federally-chartered savings association, the Bank is subject to regulation and supervision by the OTS. Federal statutes empower federal savings institutions, such as the Bank, to conduct, subject to various conditions and limitations, business activities that include: accepting deposits and paying interest on them; making loans on residential and other real estate; making a limited amount of consumer loans; making a limited amount of commercial loans; investing in corporate obligations, government debt securities, and other securities; and offering various trust and banking services to their customers.

    OTS regulations further delineate such institutions' lending and investment powers. Savings associations are expected to conduct lending activities in a prudent, safe and sound manner. OTS regulations set aggregate limits on certain types of loans including commercial loans and consumer loans. OTS regulations also establish limits on loans to a single borrower. As of December 31, 2000, the Bank's loan limit to one borrower was approximately $7.9 million. Federal savings institutions generally may not invest in noninvestment-grade debt securities. Federal savings institutions may establish subsidiaries to conduct any activity the institution is authorized to conduct and may establish service corporation subsidiaries for limited preapproved activities.

    Qualified Thrift Lender Test.  Savings associations, including the Bank, must be qualified thrift lenders ("QTL"). A savings association generally satisfies the QTL test if at least 65% of a specified asset base consists of things such as loans to small businesses, credit card loans; and certain assets related to domestic residential real estate. Savings associations may qualify as QTLs in other ways. Savings associations that do not qualify as QTLs are subject to significant restrictions on their operations. As of December 31, 2000, the Bank met the QTL test.

    OTS Assessments.  HOLA authorizes the OTS to charge assessments to recover the costs of examining savings associations and their affiliates. The assessment is done semi-annually. The OTS bases the assessment on three factors: 1) asset size; 2) condition; and 3) complexity of the institution. The Bank's OTS assessment for the year ended December 31, 2000, was approximately $130,000.

    Federal Restrictions on Transactions with Affiliates.  All banks and savings institutions are subject to affiliate and insider transaction rules applicable to member banks of the Federal Reserve System set forth in Sections 23A, 23B, 22(g) and 22(h) of the Federal Reserve Act, as well as such additional limitations as the institution's primary federal regulator may adopt. These provisions prohibit or limit a savings institution from extending credit to, or entering into certain transactions with affiliates, principal stockholders, directors and executive officers of the savings institution and its affiliates. For these purposes, the term "affiliate" generally includes a holding company such as HMN and any company under common control with the savings institution. Section 23A limits transactions with any one affiliate to 10% of the bank's capital and surplus. In addition, the federal law governing unitary savings and loan holding companies prohibits the Bank from making any loan to any affiliate whose activity is not permitted for a subsidiary of a bank holding company. This law also prohibits the Bank from making any equity investment in any affiliate that is not its subsidiary.

    Restrictions on Subsidiary Savings Institution Dividends.  Federal law limits the ability of a depository institution, such as, the Bank to pay dividends or make other capital distributions. Associations (such the Bank) that are subsidiaries of a savings and loan holding company must file a notice with the OTS at least 30 days before the proposed declaration of a dividend or approval of the proposed capital distribution by its board of directors. In addition, a savings association must obtain prior approval from the OTS if it fails to meet certain regulatory conditions. In March of 2000, the Bank received notification from the OTS that subject to certain restrictions (which could only be calculated at the time of distribution) a dividend from the Bank to HMN of $3.0 million could be paid during 2000 without violating the dividend limitations mentioned above.

FDIC Insurance

    The FDIC insures the deposits of the Bank. The FDIC administers two separate deposit insurance funds, the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF). The BIF is a deposit insurance fund for commercial banks and some state-chartered savings banks. The SAIF is a deposit insurance fund for most savings associations. The Bank is a member of the SAIF.

    The FDIC has established a risk-based system for setting deposit insurance assessments. Under the risk-based assessment system, an institution's insurance assessments vary according to the level of capital the institution holds and the degree to which it is the subject of supervisory concern. In addition, regardless of the potential risk to the insurance fund, federal law requires the FDIC to establish assessment rates that will maintain each insurance fund's ratio of reserves to insured deposits at $1.25 per $100. Both funds currently exceed this reserve ratio. During 2000, the assessment rate for both SAIF and BIF deposits ranged from zero to 0.27% of covered deposits. The Bank qualified for the lowest rate on SAIF deposits in 2000. Accordingly, the Bank did not pay any deposit insurance assessments in 2000.

    In addition to deposit insurance assessments, the FDIC is authorized to collect assessments against insured deposits to be paid to the Finance Corporation (FICO) to service FICO debt incurred in the 1980s. The FICO assessment rate is adjusted quarterly.

    Before 2000, the FICO assessment rate for SAIF-insured deposits was significantly higher than the rate for BIF-insured deposits. The average annual assessment rate in 1999 was approximately 6 cents per $100 of SAIF-insured deposits. Beginning in 2000, the annualized rate is estimated to be approximately 2.5 cents per $100 of insured deposits. In 2000 the Bank paid an assessment of approximately $83,000.

Capital Requirements

    Since 1989 the federal bank regulators, including the OTS, have had a risk-based capital framework in place. The regulators use a combination of risk-based guidelines and leverage ratios to evaluate capital adequacy.

    The following table sets forth the current regulatory requirement for capital ratios for savings associations as compared with our capital ratios at December 31, 2000:

	Core or Tier 1 Capital to Adjusted Total Assets		Tangible Capital to Adjusted Total Assets	Core or Tier 1 Capital to Risk- Weighted Assets	Total Capital to Risk-Weighted Assets
Regulatory Minimum	3.00	%(1)	1.50%	4.00%	8.00%
The Bank's Actual	7.07		7.07	11.19	11.88

(1)
Most savings associations are required to maintain a leverage ratio of 4.00% or more.

Capital Categories and Prompt Corrective Action

    The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") created a statutory framework that increased the importance of meeting applicable capital requirements. FDICIA established five capital categories: (1) well-capitalized; (2) adequately capitalized; (3) undercapitalized; (4) significantly undercapitalized; and (5) critically undercapitalized.

    An institution's category depends upon where its capital levels are in relation to relevant capital measures, which include a risk-based capital measure, a leverage ratio capital measure, and certain other factors. The federal banking agencies (including the OTS) adopted regulations that implement this statutory framework. Under these regulations, an institution is treated as well-capitalized if its ratio of total capital to risk-weighted assets is 10.00% or more, its ratio of core capital to risk-weighted assets is 6.00% or more, its ratio of core capital to adjusted total assets (leverage ratio) is 5.00% or more, and it is not subject to any federal supervisory order or directive to meet a specific capital level. In order to be adequately capitalized, an institution must have a total risk-based capital ratio of not less than 8.00%, a Tier 1 risk-based capital ratio of not less than 4.00%, and a leverage ratio of not less than 4.00%. Any institution that is neither well capitalized nor adequately capitalized will be considered undercapitalized. The activities in which a depository institution may engage and regulatory responsibilities of federal banking regulators vary depending upon whether an institution is well-capitalized, adequately capitalized or under capitalized. Under capitalized institutions are subject to various restrictions such as limitations on dividends and growth. The Bank currently is considered well capitalized.

Other Regulations and Examination Authority

    The FDIC has adopted regulations to protect the deposit insurance funds and depositors, including regulations governing the deposit insurance of various forms of accounts. Federal regulation of depository institutions is intended for the protection of depositors (and the BIF and the SAIF), and not for the protection of stockholders or other creditors. In addition, a provision in the Omnibus Budget Reconciliation Act of 1993 requires that in any liquidation or other resolution of any FDIC-insured depository institution, claims for administrative expenses of the receiver and for deposits in U.S. branches (including claims of the FDIC as subrogee of the insured institution) shall have priority over the claims of general unsecured creditors.

    The OTS may sanction any OTS-regulated bank that does not operate in accordance with OTS regulations, policies and directives. The FDIC has additional authority to terminate insurance of accounts, after notice and hearing, upon a finding that the insured institution is or has engaged in any unsafe or unsound practice that has not been corrected, is operating in an unsafe or unsound condition, or has violated any applicable law, regulation, rule, or order of or condition imposed by the FDIC.

Federal Home Loan Bank ("FHLB") System

    The Bank is a member of the FHLB, which is one of the 12 regional Federal Home Loan Banks ("FHB"), that administers the home financing credit function of savings associations. Each FHB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHB. These policies and procedures are subject to the regulation and oversight of the Federal Housing Financing Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHB. Long-term advances are required to be used for residential home financing and small business and agricultural loans.

    As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines. As of December 31, 2000, the Bank had $12.2 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received dividends on its FHLB stock. Over the past five calendar years such dividends have averaged approximately 6.7%.

Federal Reserve Regulation

    Under Federal Reserve Board regulations, the Bank is required to maintain reserves against transaction accounts (primarily interest-bearing and non-interest-bearing checking accounts). Because reserves must generally be maintained in cash or in non-interest-bearing accounts, the effect of the reserve requirements is to increase an institution's cost of funds. These regulations generally require that the Bank maintain reserves against net transaction accounts. The reserve levels are subject to adjustment by the Federal Reserve Board. A savings bank, like other depository institutions maintaining reservable accounts, may, under certain conditions, borrow from the Federal Reserve Bank discount window.

    Numerous other regulations promulgated by the Federal Reserve Board affect the business operations of the Bank. These include regulations relating to equal credit opportunity, electronic fund transfers, collection of checks, truth in lending, truth in savings and availability of funds.

Community Reinvestment Act

    The Community Reinvestment Act (CRA) requires financial institutions regulated by the federal financial supervisory agencies to ascertain and help meet the credit needs of their delineated communities, including low-to moderate-income neighborhoods within those communities, while maintaining safe and sound banking practices. The regulatory agency assigns one of four possible ratings to an institution's CRA performance and is required to make public an institution's rating and written evaluation. The four possible ratings of meeting community credit needs are outstanding, satisfactory, needs improvement and substantial noncompliance. The Bank's last CRA exam was December 10, 1999 and the Bank received a "satisfactory" rating.

    Under regulations that apply to all CRA performance evaluations after July 1, 1997, many factors play a role in assessing a financial institution's CRA performance. The institution's regulator must consider its financial capacity and size, legal impediments, local economic conditions and demographics, including the competitive environment in which it operates. The evaluation does not rely on absolute standards, and the institutions are not required to perform specific activities or to provide specific amounts or types of credit. The Bank maintains a CRA statement for public viewing, as well as an annual CRA highlights document. These documents describe the Bank's credit programs and services, community outreach activities, public comments and other efforts to meet community credit needs.

Recent Developments

    In November 1999, the President signed into law the Gramm-Leach-Bliley Act, or GLB Act, which significantly changed the regulatory structure and oversight of the financial services industry. The GLB Act revises the Bank Holding Company Act of 1956 (BHC Act) and the Home Owners Loan Act (HOLA) and repeals the affiliation provisions of the Glass-Steagall Act of 1933, permitting a qualifying holding company, called a financial holding company, to engage in a full range of financial activities, including banking, insurance, and securities activities, as well as merchant banking and additional activities that are "financial in nature" or "incidental" to such financial activities. Savings and loan holding companies are similarly authorized to engage in activities that are financial in nature. The GLB Act thus provides expanded financial affiliation opportunities for existing holding companies and permits various non-bank financial services providers to acquire banks and thrifts by allowing holding companies to engage in activities such as securities underwriting, and underwriting and brokering of insurance products. The GLB Act also expands passive investments by financial holding companies in any type of company, financial or nonfinancial, through merchant banking and insurance company investments. In order for a bank holding company to qualify as a financial holding company, its subsidiary depository institutions must be "well-capitalized" and "well-managed" and have at least a "satisfactory" Community Reinvestment Act rating.

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

    The GLB Act adopts a number of provisions relating to capitalization, membership, corporate governance and other measures designed to modernize the Federal Home Loan Bank System. The GLB Act also restricts the powers of new unitary savings and loan association holding companies. Unitary savings and loan holding companies that are "grandfathered," i.e., unitary savings and loan holding companies in existence or with applications filed with the OTS on or before May 4, 1999, such as HMN, retain their authority under the prior law. All other unitary savings and loan holding companies are limited to financially related activities. The GLB Act prohibits non-financial companies from acquiring grandfathered unitary savings and loan holding companies. HMN is unable to predict the impact of the GLB Act on its operations at this time.

ITEM 2. PROPERTIES

    The following table sets forth information concerning the main office and each branch office of HMN at December 31, 2000. The Bank uses all properties listed below except for the mortgage banking/brokerage office which is used by HFMS. At December 31, 2000, HMN's premises had an aggregate net book value of approximately $6.4 million.

Location	Year Acquired	Owned or Leased
Corporate Office:
101 North Broadway Spring Valley, Minnesota	1975	Owned
Full Service Branches:
715 North Broadway Spring Valley, Minnesota	1998	Owned
201 Oakland Avenue West Austin, Minnesota	1960	Owned
Crossroads Shopping Center Rochester, Minnesota	1962	Owned
4th & Center(1) Winona, Minnesota	1973	Owned
175 Center Street Winona, Minnesota	1998	Owned
208 South Walnut LaCrescent, Minnesota	1975	Owned
1110 6th St., NW Rochester, Minnesota	1982	Owned
143 West Clark Street Albert Lea, Minnesota	1993	Owned
303 W. Main St. Marshalltown, Iowa	1997	Owned
119 W. High St. Toledo, Iowa	1997	Leased
29 S. Center St. Marshalltown, Iowa	1997	Owned
111 S. Broadway, Suite 200 Rochester, MN	2000	Leased
Mortgage Banking/Brokerage Office:
7101 Northland Circle, Suite 105 Brooklyn Park, Minnesota	1997	Leased

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

    The information on pages 22, 45, 56 and the back cover page of the Annual Report to Security Holders for the year ended December 31, 2000 is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

    The information on page 11 of the Annual Report to Security Holders for the year ended December 31, 2000 is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information on pages 12 through 28 of the Annual Report to Security Holders for the year ended December 31, 2000 is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    The information on pages 24 through 26 of the Annual Report to Security Holders for the year ended December 31, 2000 is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information on pages 29 through 56 of the Annual Report to Security Holders for the year ended December 31, 2000 is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information regarding directors on pages 4 through 6 and the information regarding beneficial ownership reporting compliance on pages 19 and 20 of the Registrant's definitive Proxy Statement dated March 23, 2001 is incorporated herein by reference.

Executive Officers of the Registrant Who Are Not Directors

    Officers are elected annually by the Board of Directors of HMN and the Bank. The business experience of each executive officer of HMN and the Bank who is not also a director of HMN is set forth below.

    Dwain C. Jorgensen.  Mr. Jorgensen, age 52, is Senior Vice President Operations of HMN and the Bank. Mr. Jorgensen has held such positions with the Bank since 1998. Prior to such time, he served as Vice President, Controller and Chief Accounting Officer of HMN and the Bank from 1989 to 1998. From 1983 to 1989, Mr. Jorgensen was an Assistant Vice President and Operations Officer with the Bank.

ITEM 11. EXECUTIVE COMPENSATION

    The information on pages 8 through 13 of the Registrant's definitive Proxy Statement dated March 23, 2001 is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information on pages 1, 2, 3, and 4 of the Registrant's definitive Proxy Statement dated March 23, 2001 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information on page 13 of the Registrant's definitive Proxy Statement dated March 23, 2001 is incorporated herein by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)
Financial Statements, Financial Statement Schedules and Exhibits

1.
Financial Statements

    The following information appearing in the Registrant's Annual Report to Security Holders for the year ended December 31, 2000, is incorporated by reference in this Form 10-K Annual Report as Exhibit 13.

Annual Report Section	Pages in 2000 Annual Report
Five Year Consolidated Financial Highlights	11
Consolidated Balance Sheets— December 31, 2000 and 1999	29
Consolidated Statements of Income— Each of the Years in the Three-Year Period Ended December 31, 2000	30
Consolidated Statements of Comprehensive Income— Each of the Years in the Three-Year Period Ended December 31, 2000	30
Consolidated Statement of Stockholders' Equity— Each of the Years in the Three-Year Period Ended December 31, 2000	31
Consolidated Statements of Cash Flows— Each of the Years in the Three-Year Period Ended December 31, 2000	32
Notes to Consolidated Financial Statements	33 - 52
Independent Auditors' Report	53
Selected Quarterly Financial Data	54 - 55
Other Financial Data	56
Common Stock Price Information	56
  2.
  Financial Statement Schedules

    All financial statement schedules have been omitted as information is not required under the related instructions, is not applicable or has been included in the Notes to Consolidated Financial Statements.

  3.
  Exhibits

Regulation S-K Exhibit Number		Document	Reference to Prior Filing or Exhibit Number Attached Hereto		Sequential Page Numbering Where Attached Exhibits Are Located in This Form 10-K
2		Agreement and Plan of Merger dated July 1, 1997	1	*	Not applicable
3		Amended and Restated Certificate of Incorporation	2	*	Not applicable
		Amended and Restated By-laws	3	*	Not applicable
4		Form of Common Stock Certificate	4	*	Not applicable
10.1	†
Employment Agreement for Mr. Weise dated June 29, 1994
Extension of Employment Contract
Second Extension of Employment Contract
Third Extension of Employment Contract
		Fourth Extension of Employment Contract	5 6 7 8 9	* * * * *	Not applicable Not applicable Not applicable Not applicable Not applicable
10.2a	†
Employment Agreement for Mr. Gardner dated June 29, 1994
Extension of Employment Contract
Second Extension of Employment Contract
Third Extension of Employment Contract
		Fourth Extension of Employment Contract	5 6 7 8 9	* * * * *	Not applicable Not applicable Not applicable Not applicable Not applicable
10.2b	†	Early Retirement Agreement for Mr. Gardner dated October 24, 2000	10.2	b	Filed electronically
10.3a	†	Change in Control Agreement for Mr. McNeil dated as of November 1, 2000	10.3	a	Filed electronically
10.3b	†	Employment Agreement for Mr. McNeil dated as of November 1, 2000	10.3	b	Filed electronically
10.4a	†	Change in Control Agreement for Mr. Johnson dated as of November 1, 2000	10.4	a	Filed electronically
10.4b	†	Employment Agreement for Mr. Johnson dated as of November 1, 2000	10.4	b	Filed electronically
10.5	†	Directors Deferred Compensation Plan	5	*	Not applicable
10.6	†	Amended and Restated HMN Financial, Inc. Recognition and Retention Plan dated July 29, 1998	10	*	Not applicable
10.7	†	Amended and Restated HMN Financial, Inc. Stock Option and Incentive Plan dated July 29, 1998	10	*	Not applicable

11	Statement re: Computation of per share earnings	11	Filed electronically
13	Annual Report to Security Holders	13	Filed electronically
21	Subsidiaries of Registrant	21	Filed electronically
23	Consent of KPMG LLP dated March 28, 2001	23	Filed electronically

†
Management contract of compensatory arrangement.

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

9*
Incorporated by reference to the same numbered exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2000 (File No. 0-24100).

10*
Incorporated by reference to the same numbered exhibit to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998 (File No. 0-24100).

(b)
The Company filed the following reports on Form 8-K during the fourth quarter of 2000:

1.
On October 24, 2000, under Item 5, containing a press release declaring a dividend and announcing the appointment of the Company's Chairman, President and Chief Financial Officer.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HMN FINANCIAL, INC.
Date: March 29, 2001	By:	/s/ M.F. SCHUMANN M.F. Schumann (Duly Authorized Representative)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ M.F.SCHUMANN M.F. Schumann, Chairman
Date:	March 29, 2001
By:	/s/ MICHAEL MCNEIL Michael McNeil, President (Principal Executive Officer)	By:	/s/ TIMOTHY P. JOHNSON Timothy P. Johnson, Executive Vice President and Director (Principal Financial Officer)
Date:	March 29, 2001	Date:	March 29, 2001
By:	/s/ ALLAN R. DEBOER Allan R. DeBoer, Director	By:	/s/ DUANE D. BENSON Duane D. Benson, Director
Date:	March 29, 2001	Date:	March 29, 2001
By:	/s/ TIMOTHY R. GEISLER Timothy R. Geisler, Director	By:	/s/ RICHARD J. ZIEBELL Richard J. Ziebell, Director
Date:	March 29, 2001	Date:	March 29, 2001
By:	/s/ MAHLON C. SCHNEIDER Mahlon C. Schneider, Director	By:	/s/ JON J. EBERLE Jon J. Eberle, Vice President and Controller
Date:	March 29, 2001	Date:	March 29, 2001

INDEX TO EXHIBITS

Regulation S-K Exhibit Number	Document	Sequential Page Number Where Attached Exhibits Are Located in This Form 10-K Report
10.2b	Early Retirement Agreement for Mr. Gardner	Filed electronically
10.3a	Change in Control Agreement for Mr. McNeil	Filed electronically
10.3b	Employment Agreement for Mr. McNeil	Filed electronically
10.4a	Change in Control Agreement for Mr. Johnson	Filed electronically
10.4b	Employment Agreement for Mr. Johnson	Filed electronically
11	Statement re: Computation of per share earnings	Filed electronically
13	Annual Report to Security Holders	Filed electronically
21	Subsidiaries of Registrant	Filed electronically
23	Consent of KPMG LLP dated March 28, 2001	Filed electronically

QuickLinks

TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS
  General
  Lending Activities
  Investment Activities
  Sources of Funds
  Service Corporations of the Bank
  Competition
  Other Corporations Owned by HMN
  Employees
REGULATION
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  Executive Officers of the Registrant Who Are Not Directors
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
INDEX TO EXHIBITS