Form 10-Q
period 2001-03-31
HMN FINANCIAL INC
filed 2001-05-15
CIK 921183

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2001

     OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) FOR THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________ to _________

                Commission File Number 0-24100

                     HMN FINANCIAL, INC.
                     ---------------------
     (Exact name of Registrant as specified in its Charter)

             Delaware                                    41-1777397
 --------------------------------                 --------------------
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                Identification Number)

101 North Broadway, Spring Valley, Minnesota            55975-0231
---------------------------------------------         ------------
 (Address of principal executive offices)               (ZIP Code)

Registrant's telephone number, including area  code:     (507) 346-1100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  (X)  No (  )

Indicate the number of shares outstanding of each of the issuer's common stock as of the latest practicable date.

                  Class                 Outstanding at May 7, 2001
Common stock, $0.01 par value                   4,423,819

                               HMN FINANCIAL, INC.

                                   CONTENTS

PART I - FINANCIAL INFORMATION

                                                                     Page
                                                                     ----
Item 1:   Financial Statements (unaudited)

Consolidated Balance Sheets at
March 31, 2001 and December 31, 2000                                   3

Consolidated Statements of Income for the
Three Months Ended March 31, 2001 and 2000                             4

Consolidated Statements of Comprehensive Income for the
Three Months Ended March 31, 2001 and 2000                             5

Consolidated Statement of Stockholders' Equity
for the Three Month Period Ended March 31, 2001                        5

Consolidated Statements of Cash Flows for
the Three Months Ended March 31, 2001 and 2000                         6

Notes to Consolidated Financial Statements                          7-13

Item 2:   Management's Discussion and Analysis of Financial
Condition and Results of Operations                                14-21

Item 3:   Quantitative and Qualitative Disclosures about Market Risk
Discussion included in Item 2 under Market Risk                       17

PART II - OTHER INFORMATION

Item 1:   Legal Proceedings                                           22

Item 2:   Changes in Securities                                       22

Item 3:   Defaults Upon Senior Securities                             22

Item 4:   Submission of Matters to a Vote of Security Holders         22

Item 5:   Other Information                                           22

Item 6:   Exhibits and Reports on Form 8-K                            22

Signatures                                                            23

PART I - FINANCIAL STATEMENTS


                    HMN FINANCIAL, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets
                           (unaudited)

                                                     March 31,   December 31,
     Assets                                            2001           2000
                                                  -------------   -------------
Cash and cash equivalents                         $ 14,737,067      14,416,861

Securities available for sale:
   Mortgage-backed and related securities
     (amortized cost $73,264,321 and $76,199,237)   73,131,964      75,379,719

   Other marketable securities
     (amortized cost $43,641,490 and $66,392,057)   42,361,365      63,826,770
                                                   -----------     -----------
                                                   115,493,329     139,206,489
                                                   -----------     -----------
Loans held for sale                                 45,231,319       7,861,029
Loans receivable, net                              519,306,622     518,765,209
Accrued interest receivable                          3,713,673       4,311,747
Federal Home Loan Bank stock, at cost               12,245,000      12,245,000
Mortgage servicing rights, net                       1,239,195       1,188,928
Premises and equipment, net                          9,684,159       9,459,710
Investment in limited partnerships                   2,535,083       2,838,364
Goodwill                                             3,935,965       3,980,974
Core deposit intangible                                761,324         794,363
Prepaid expenses and other assets                    1,607,483         947,201
                                                   -----------     -----------
      Total assets                                $730,490,219     716,015,875
                                                   ===========     ===========

     Liabilities and Stockholders' Equity
Deposits                                          $421,455,827     421,690,548
Federal Home Loan Bank advances                    231,800,000     221,900,000
Accrued interest payable                             1,296,817       1,575,521
Advance payments by borrowers for
  taxes and insurance                                1,101,964         650,348
Accrued expenses and other liabilities               4,480,358       3,355,110
 Deferred tax liabilities                            1,004,000         218,700
                                                   -----------     -----------
      Total liabilities                            661,138,966     649,390,227
                                                   -----------     -----------
Commitments and contingencies
Minority interest                                      152,879               0
Stockholders' equity:
   Serial preferred stock: ($.01 par value)
      authorized 500,000 shares;
      issued and outstanding none                            0               0
   Common stock ($.01 par value):
      authorized 11,000,000;
      issued shares 9,128,662                           91,287          91,287
   Additional paid-in capital                       59,420,263      59,584,176
   Retained earnings, subject to
     certain restrictions                           74,606,456      73,380,588
   Accumulated other comprehensive loss               (849,982)     (2,037,005)
   Unearned employee stock ownership plan shares    (5,269,710)     (5,318,067)
   Unearned compensation restricted stock awards        (7,963)         (9,800)
   Treasury stock, at cost 4,714,843
     and 4,737,521 shares                          (58,791,977)    (59,065,531)
                                                   -----------     -----------
      Total stockholders' equity                    69,198,374      66,625,648
                                                   -----------     -----------
    Total liabilities and stockholders' equity    $730,490,219     716,015,875
                                                   ===========     ===========


See accompanying notes to consolidated financial statements.

                        HMN FINANCIAL, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                                  (unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                   2001                2000
                                             ----------------------------------
Interest Income:
   Loans receivable                        $  11,226,494         9,442,625
   Securities available for sale:
     Mortgage-backed and related               1,248,629         1,805,672
     Other marketable                            857,943         1,182,516
   Cash equivalents                               43,228            37,455
   Other                                         165,886           192,762
                                             -----------       -----------
      Total interest income                   13,542,180        12,661,030
                                             -----------       -----------
Interest expense:
   Deposits                                    5,061,602         4,336,621
   Federal Home Loan Bank advances             3,330,364         3,368,660
                                             -----------       -----------
      Total interest expense                   8,391,966         7,705,281
                                             -----------       -----------
           Net interest income                 5,150,214         4,955,749
Provision for loan losses                        150,000            45,000
                                             -----------       -----------
           Net interest income after
             provision for loan losses         5,000,214         4,910,749
                                             -----------       -----------
Non-interest income:
   Fees and service charges                      351,791           256,872
   Mortgage servicing fees                       106,774            79,243
   Securities gains (losses), net                277,704           (68,761)
   Gain on sales of loans                        852,336           182,729
   Earnings (loss) in limited partnerships      (303,281)           36,989
   Other                                         130,124           125,618
                                             -----------       -----------
      Total non-interest income                1,415,448           612,690
                                             -----------       -----------
Non-interest expense:
   Compensation and benefits                   1,913,011         1,696,100
   Occupancy                                     565,219           425,596
   Federal deposit insurance premiums             20,803            21,451
   Advertising                                    86,155            43,708
   Data processing                               230,826           185,421
   Amortization of mortgage servicing rights,
      net of valuation adjustments
      and servicing costs                        140,643            69,017
   Other                                         842,618           589,632
                                             -----------       -----------
      Total non-interest expense               3,799,275         3,030,925
                                             -----------       -----------
      Income before income tax expense         2,616,387         2,492,514
Income tax expense                               997,600           962,800
                                             -----------       -----------
      Net income before minority interest   $  1,618,787         1,529,714
Minority interest                                 27,879                 0
                                             -----------       -----------
      Net income                               1,590,908         1,529,714
                                             ===========       ===========
Basic earnings per share                     $      0.43              0.38
                                             ===========       ===========
Diluted earnings per share                   $      0.40              0.37
                                             ===========       ===========


See accompanying notes to consolidated financial statements.

                             HMN FINANCIAL, INC. AND SUBSIDIARIES
                        Consolidated Statements of Comprehensive Income
                                        (unaudited)


                                           Three Months Ended March 31,
                                          2001                    2000
                                   -------------------     -----------------
Net income                         $            1,590,908           1,529,714
Other comprehensive income
 (losses), net of tax:
   Unrealized gains (losses)
    on securities:
     Unrealized holding gains
     (losses) arising during
       period                        1,357,734             (731,542)
     Less: reclassification
      adjustment for gains and
      losses included in net
      income                           170,711              (42,269)
                                   -----------          -----------
Other comprehensive income (loss)              1,187,023             (689,273)
                                             -----------           ----------
Comprehensive income              $            2,777,931              840,441
                                             ===========           ==========


See accompanying notes to consolidated financial statements.


                         HMN FINANCIAL, INC. AND SUBSIDIARIES
                        Consolidated Statement of Stockholders' Equity
                          For the Three Months Ended March 31, 2001
                                         (unaudited)




                                   Additional                Accumulated Other
                         Common      Paid-in       Retained    Comprehensive
                          Stock      Capital       Earnings         Loss
                       ----------- ------------ ------------   --------------
Balance,
December 31, 2000     $  91,287      59,584,176   73,380,588      (2,037,005)
  Net income                                       1,590,908
  Other comprehensive
    income                                                         1,187,023
 Employee stock options
   exercised                           (187,498)
  Amortization of
    restricted
    stock awards
  Dividends paid                                    (365,040)
  Earned employee
    stock ownership
    plan shares                          23,585
                        ---------- ------------ ------------   --------------
Balance,
March 31, 2001       $  91,287       59,420,263   74,606,456       (849,982)
                        ========== ============ ============   ==============


                           Unearned
                        Employee Stock  Compensation                 Total
                          Ownership      Restricted     Treasury  Stockholders'
                         Plan Shares     Stock Awards    Stock        Equity
                         -----------     ------------  ----------  -----------
Balance,
December 31, 2000         $(5,318,067)       (9,800) (59,065,531)   66,625,648
  Net income                                                         1,590,908
  Other comprehensive
    income                                                           1,187,023
 Employee stock options
   exercised                                             273,554        86,056
  Amortization of
    restricted
    stock awards                               1,837                     1,837
  Dividends paid                                                      (365,040)
  Earned employee
    stock ownership
    plan shares                48,357                                   71,942
                          -----------    -----------  -----------   ----------
Balance,
March 31, 2001           $(5,369,710)         (7,963) (58,791,977)  69,198,374
                         ===========     ===========  ===========   ==========


See accompanying notes to consolidated financial statements.

                         HMN FINANCIAL, INC. AND SUBSIDIARIES
                       Consolidated Statements of Cash Flows
                                  (unaudited)

                                                    Three Months Ended
                                                        March 31,
                                                 2001               2000
                                            --------------    ---------------
Cash flows from operating activities:
   Net income                           $    1,590,908        1,529,714
   Adjustments to reconcile net
    income to cash provided (used)
    by operating activities:
     Provision for loan losses                 150,000           45,000
     Depreciation                              243,694          204,711
     Amortization of (discounts)
       premiums, net                            (1,867)          25,070
     Amortization of deferred loan fees        (92,784)         (96,990)
     Amortization of goodwill                   45,009           45,006
     Amortization of core deposit intangible    33,039           58,110
     Amortization of other purchase
      accounting adjustments                     3,171          (21,434)
     Amortization of mortgage servicing
      rights and net valuation adjustments     139,258           61,279
     Capitalized mortgage servicing rights    (194,575)         (57,030)
     Increase in deferred income taxes          62,500          103,500
     Securities (gains) losses, net           (277,704)          68,761
     Gain on sales of loans                   (852,336)        (182,729)
     Proceeds from sales of
       loans held for sale                 141,878,210       19,473,383
     Disbursements on loans held for sale (177,712,362)     (18,365,757)
     Principal collected on loans held
       for sale                                 12,175            8,671
     Amortization of restricted stock awards     1,837           41,516
     Amortization of unearned ESOP shares       48,357           48,456
     Earned employee stock ownership shares
      priced above original cost                23,585           11,559
     Decrease (increase) in accrued
      interest receivable                      598,074         (114,616)
     Increase (decrease) in accrued
      interest payable                        (278,704)         693,439
     Equity (earnings) losses of
      limited partnerships                     303,281          (36,989)
     Equity earnings of minority interest       27,879                0
     Increase in other assets                 (523,256)        (149,606)
     Increase in other liabilities           1,060,897        1,021,221
     Other, net                                 38,167              838
                                           -----------      -----------
       Net cash provided (used) by
        operating activities               (33,673,547)       4,415,083
                                           -----------      -----------
Cash flows from investing activities:
   Proceeds from sales of securities
    available for sale                      15,000,567        6,020,320
   Principal collected on securities
    available for sale                       2,249,266        2,077,722
   Proceeds collected on maturity of
    securities available for sale            8,695,000        1,500,000
   Purchases of securities available for sale        0         (986,500)
   Proceeds from sales of loans receivable           0          105,464
   Purchase of Federal Home Loan Bank stock          0         (320,000)
   Net increase in loans receivable         (1,359,467)     (17,145,578)
   Purchases of premises and equipment        (468,143)        (352,727)
                                           -----------      -----------
      Net cash provided (used) by
       investing activities                 24,117,223       (9,101,299)
                                           -----------      -----------
Cash flows from financing activities:
   Increase (decrease) in deposits            (321,102)       1,098,879
   Purchase of treasury stock                        0       (1,603,694)
   Stock options exercised                      86,056           46,050
   Dividends to stockholders                  (365,040)        (396,494)
   Proceeds from Federal Home Loan
    Bank advances                           76,400,000       46,900,000
   Repayment of Federal Home Loan
    Bank advances                          (66,500,000)     (42,400,000)
   Minority interest                           125,000                0
   Increase in advance payments by
     borrowers for taxes and insurance         451,616          243,824
                                           -----------      -----------
      Net cash provided by financing
       activities                            9,876,530        3,888,565
                                           -----------      -----------
      Increase (decrease) in cash and
       cash equivalents                        320,206         (797,651)
Cash and cash equivalents, beginning of
  period                                    14,416,861        9,051,380
                                           -----------      -----------
Cash and cash equivalents, end of period$   14,737,067        8,253,729
                                           ===========      ===========
Supplemental cash flow disclosures:
   Cash paid for interest               $    8,670,670        7,011,842
   Cash paid for income taxes                  442,000          190,000
Supplemental noncash flow disclosures:
   Loans securitized and transferred to
    securities available for sale                    0        8,106,230
   Loans transferred to loans held for sale    727,243          245,261
   Transfer of loans to real estate             50,645           49,653


See accompanying notes to consolidated financial statements.

                             HMN FINANCIAL, INC. AND SUBSIDIARIES
                         Notes to Consolidated Financial Statements
                                      (unaudited)

                                  March 31, 2001 and 2000

(1)  HMN FINANCIAL, INC.

HMN Financial, Inc. (HMN) is a stock savings bank holding company which owns 100 percent of Home Federal Savings Bank (the Bank or Home Federal). Home Federal has a community banking philosophy and operates retail banking facilities in Minnesota and Iowa. The Bank has one wholly owned subsidiary, Osterud Insurance Agency, Inc. (OAI) which offers financial planning products and services. HMN has another wholly owned subsidiary, Security Finance Corporation (SFC). Prior to 2000, SFC invested in commercial loans and commercial real-estate loans located throughout the United States which were originated by third parties. During 2000 SFC sold many of its assets to the Bank and discontinued investing in commercial loans. The Bank has another subsidiary, Home Federal Mortgage Services, LLC (HFMS), which is a mortgage banking and mortgage brokerage business located in Brooklyn Park, Minnesota. Prior to 2001 the business was operated as a wholly owned subsidiary of HMN and was known as HMN Mortgage Services, Inc. (MSI). In January 2001, HMN sold 100% of the MSI stock to the Bank. The Bank formed HFMS and merged MSI into HFMS. Effective February 1, 2001 the business sold a 49% membership interest in HFMS to two individuals.

The consolidated financial statements included herein are for HMN, SFC, MSI through January 31, 2001, the Bank and the Bank's subsidiaries, OAI and HFMS. All significant intercompany accounts and transactions have been eliminated in consolidation.


(2)  BASIS OF PREPARATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of comprehensive income, consolidated statement of stockholders' equity and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments consisting of only normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The statement of income for the three month period ended March 31, 2001 is not necessarily indicative of the results which may be expected for the entire year.

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

Originally SFAS No. 133 was effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of SFAS No.
133. In June of 1999 the FASB issued SFAS No. 137 which deferred the required adoption of SFAS No. 133 to fiscal years starting after June 15, 2000. In June of 2000 the FASB issued SFAS No. 138 which addresses a limited number of issues causing implementation difficulties for numerous entities that must apply Statement No. 133 to their financial statements. SFAS No. 138 also amends Statement No. 133 for decisions made by the FASB relating to the Derivatives
Implementation Group process.   HMN adopted SFAS No. 133 in the first quarter
of 2001. HMN is using an interest rate swap, whereby it pays interest based upon three month London Inter-Bank Offer Rate (LIBOR) and receives interest payments based upon a fixed rate of 7.5% on a notional value of $10 million in a fair value hedge with no ineffectiveness. The hedge is offsetting a callable certificate of deposit for $10 million which was issued by HMN. A transition adjustment of $75,637 was recorded on January 1, 2001 as a debit to other assets and also as a credit to the related certificate of deposit. On March 31, 2001 the interest rate swap was marked to a market value of $86,381 which is included in other assets and the corresponding certificate of deposit was adjusted to the same value and is reflected in deposits in the consolidated balance sheet of HMN. The interest rate swap was deemed to be totally effective and therefore no gain or loss was recorded in the income statement.

HMN originates and purchases single family residential loans for sale into the secondary market and enters into commitments to sell or securitize those loans in order to mitigate the interest rate risk associated with holding the loans
until they are sold.   The commitments to sell Loans Held for Sale were not
designated as hedging instruments during the first quarter of 2001, in accordance with the requirements of SFAS No. 133, a loss of $84,861 relating to those commitments was recognized as other non-interest expense during the first quarter of 2001. HMN also had commitments outstanding to extend credit to future borrowers or to purchase loans that had not closed prior to the end of the quarter (mortgage pipeline). Simultaneously, HMN enters into commitments to sell the loans in the mortgage pipeline into the secondary
market.   In accordance with SFAS No. 133, on March 31, 2001, HMN recorded a debit to Loans Held for Sale of $50,872, a credit to other liabilities of $64,351, and an increase in other non-interest expense of $13,479 relating to these commitments.

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


SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. The Statement is effective for recognition and reclassification of collateral and for disclosures related to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Statement is to be applied prospectively with certain exceptions. HMN adopted SFAS No. 140 for recognitions and reclassification of collateral and for disclosures related to securitization transactions and collateral on December 31, 2000. HMN will adopt SFAS No. 140 for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. The impact of adopting SFAS No. 140 on HMN's financial condition and its results of operations will not be material.


(4) COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity during a period from transactions and other events from nonowner sources. Comprehensive income is the total of net income and other comprehensive income, which for HMN is comprised entirely of unrealized gains and losses on securities available for sale.

The gross unrealized holding gains for the first quarter of 2001 were $2.25 million, the income tax expense would have been $892,300 and therefore, the net gain was $1.36 million. The gross reclassification adjustment for the first quarter of 2001 was $277,700, the income tax expense would have been $107,000
and therefore, the net reclassification adjustment was $170,700.   The gross
unrealized holding losses for the first quarter of 2000 were $1.2 million, the income tax benefit would have been $452,500 and therefore, the net loss was $731,500. The gross reclassification adjustment for the first quarter of 2000 was a loss of $68,800, the income tax benefit would have been $26,500 and therefore, the net reclassification adjustment was a loss of $42,300.



(5) CASH DIVIDEND

On April 24, 2001 HMN's Board of Directors announced a cash dividend of $0.12 per share, payable on June 11, 2001 to stockholders of record on May 24, 2001.

(6) Investment in Mortgage Servicing Rights

A summary of mortgage servicing activity is as follows:

--------------------------------------------------------------------------

                                         March 31, 2001      December 31, 2000
                                       ------------------    -----------------
Mortgage servicing rights
  Balance, beginning of period         $    1,188,928          1,148,774
  Originations                                194,575            367,531
  Amortization                               (139,258)          (327,377)
                                           -----------        -----------
  Balance, March 31                         1,244,245          1,188,928
                                           -----------        -----------
Valuation reserve
  Balance, beginning of period                      0            (25,100)
  Additions                                    (5,050)                 0
  Reductions                                        0             25,100
                                           -----------        -----------
  Balance, March 31                            (5,050)                 0
                                           -----------        -----------
  Mortgage servicing rights, net       $    1,239,195          1,188,928
                                           ===========        ===========
  Fair value of mortgage servicing
   rights                              $    1,338,000          1,476,000
                                           ===========        ===========

---------------------------------------------------------------------------

All of the loans being serviced were single family loans serviced for the Federal National Mortgage Association (FNMA) under the mortgage-backed security program or the individual loan sale program.

The following is a summary of the risk characteristics of the loans being serviced at March 31, 2001.


----------------------------------------------------------------------------
                                                          Weighted
                                             Weighted      Average    Number
                             Loan Principal  Average      Remaining    of
                                Balance    Interest Rate    Term      Loans
                              ------------  -------------  --------  -------
Original term 30 year
  fixed rate                  $ 75,523,000      7.61%         332       976
Original term 15 year
  fixed rate                    71,890,000      6.85%         155     1,263
Seven year balloon                 520,000      6.88%         328         6
Adjustable rate                  4,779,000      8.26%         318        39
-----------------------------------------------------------------------------

(7) INVESTMENT IN LIMITED PARTNERSHIPS

Investments in limited partnerships were as follows:

-----------------------------------------------------------------------------
Primary partnership activity             March 31, 2001     December 31, 2000
--------------------------------        ---------------    ------------------
Mortgage servicing rights               $   1,982,424          2,257,941
Common stock of financial institutions        264,259            285,524
Low to moderate income housing                288,400            294,899
                                          -----------        -----------
                                        $   2,535,083          2,838,364
                                          ===========        ===========
-----------------------------------------------------------------------------

During the first quarter of 2001 HMN's proportionate loss from a mortgage servicing partnership was $275,517, its proportionate share of losses from common stock investments in financial institutions was $21,265 and it recognized $6,499 of losses on low income housing partnerships. During 2001 HMN anticipates receiving low-income housing credits totaling $80,000, of which $20,000 were credited to current income tax benefits.

During the first quarter of 2000 HMN's proportionate revenue from a mortgage servicing partnership was $48,346, its proportionate share of losses from the common stock investments in financial institutions was $4,139 and it recognized $7,218 of losses on the low income housing partnerships. During 2000 HMN received low-income housing credits totaling $80,000, of which $20,000 were credited to current income tax benefits.


(8) EARNINGS PER SHARE

The following table reconciles the weighted average shares outstanding and the income available to common shareholders used for basic and diluted EPS:

                                               Three months ended March 31,
                                                  2001                2000
                                            ----------------------------------
Weighted average number of common shares
  outstanding used in basic earnings per
  common share calculation                     3,722,627           3,998,038

Net dilutive effect of:
 Options                                         216,704             114,964
 Restricted stock awards                             735               1,953
                                               ----------         ----------

Weighted average number of shares outstanding
 adjusted for effect of dilutive securities     3,940,066          4,114,955
                                               ==========         ==========

Income available to common shareholders       $ 1,590,908          1,529,714
Basic earnings per common share               $      0.43               0.38
Diluted earnings per common share             $      0.40               0.37


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

Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Tier I or Core capital, and Risk-based capital (as defined in the regulations) to total assets (as defined). Management believes, as of March 31, 2001, that the Bank meets all capital adequacy requirements to which it is subject.

Management believes that based upon the Bank's capital calculations at March 31, 2001 and other conditions consistent with the Prompt Corrective Actions Provisions of the OTS regulations, the Bank would be categorized as well capitalized.

On March 31, 2001 the Bank's tangible assets and adjusted total assets were $714.3 million and its risk-weighted assets were $462.7 million. The following table presents the Bank's capital amounts and ratios at March 31, 2001 for actual capital, required capital and excess capital including ratios in order to qualify as being well capitalized under the Prompt Corrective Actions regulations.

-----------------------------------------------------------------------------

                                                         Required to be
                                                           Adequately
                                     Actual               Capitalized
                             -----------------------  -----------------------
                                       Percent of                  Percent of
                              Amount   Assets <F1>     Amount      Assets <F1>
                            ---------  ------------   ---------  -------------
Bank stockholder's equity  $  55,433
Plus:
  Net unrealized loss (gain)
   on certain securities
   available for sale            465
  Minority interest in
   consolidated subsidiaries     153
Less:
  Goodwill and other
   intangibles                 4,697
  Excess mortgage servicing
    rights                       198
                              ------
Tier I or core capital        51,156
                              ------
  Tier I capital to adjusted
   total assets                             7.16%      $ 28,571      4.0%
Tier I capital to risk-
  weighted assets                          11.06%      $ 18,508      4.0%
Less:
Equity investments & other assets
 required to be deducted          11
Plus:
 Allowable allowance for
  loan losses                  3,067
                              ------
Risk-based capital         $  54,212                   $ 37,017
                              ======
Risk-based capital to risk-
 weighted assets                           11.72%                    8.0%

----------------------------------------------------------------------------



----------------------------------------------------------------------------
                                                        To Be Well Capitalized
                                                             Under Prompt
                                                          Corrective Actions
                                    Excess Capital             Provisions
                             -----------------------    -----------------------
                                      Percent of                  Percent of
                            Amount     Assets <F1>     Amount     Assets <F1>
                          ---------  --------------    ---------  -------------
Bank stockholder's equity  $
Plus:
  Net unrealized loss (gain)
   on certain securities
   available for sale
  Minority interest in
   consolidated
   subsidiaries
Less:
  Goodwill and other
    intangibles
  Excess mortgage
   servicing rights
Tier I or core capital
  Tier I capital to
   adjusted total assets  $  22,585      3.16%        $ 35,714      5.0%
Tier I capital to risk-
  weighted assets         $  32,648      7.06%        $ 27,763      6.0%
Less:
Equity investments &
 other assets
 required to be deducted
Plus:
 Allowable allowance for
  loan losses
Risk-based capital        $  17,195                   $ 46,271
Risk-based capital to risk-
 weighted assets                         3.72%                     10.0%


<F1>Based upon the Bank's adjusted total assets for the purpose of the tangible and core capital ratios and risk-weighted assets for the purpose of the risk-based capital ratio.

----------------------------------------------------------------------------


The tangible capital of the Bank was in excess of the minimum 2% required at March 31, 2001 but is not reflected in the table above.


(10) BUSINESS SEGMENTS

HMN's subsidiaries, Home Federal Savings Bank and MSI (through January 31,
2001), have been identified as reportable operating segments in accordance with the provisions of SFAS 131. MSI and its successor through merger, Home Federal Mortgage Services, LLC, were deemed to be a segment because its operations were conducted independently from the Bank. MSI and HFMS, jointly called Mortgage Services, have been segmented further into Mortgage Servicing Rights and Mortgage Banking activities. The mortgage servicing segment owns servicing rights on loans which have either been sold to FNMA or securitized into mortgage-backed instruments which were issued by FNMA. Mortgage Services receives a servicing fee that is based upon the outstanding balance of the loan being serviced and pays a subservicer a monthly fee to service the loan. Mortgage Services' mortgage banking activity includes an origination function and it also purchases loans from other loan originators. All loans acquired either by origination or by purchase are intended to be resold in the secondary loan market.

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


                                                Mortgage Services
                                        ---------------------------------
                                              Mortgage                Total
                             Home Federal    Servicing   Mortgage   Reportable
 (Dollars in thousands)      Savings Bank      Rights    Banking    Segments
---------------------------------------------------------------------------
At or for the quarter ended
 March 31, 2001:
  Interest income -
   external customers         $   12,969       0        462         13,431
  Non-interest income -
   external customers                943      16        509          1,468
  Earnings (loss) on
  limited partnerships              (282)      0          0           (282)
  Intersegment interest
    income                           418       0          0            418
  Intersegment non-interest
    income                           151       0          0            151
  Interest expense                 8,410       0        476          8,886
  Amortization of mortgage
   servicing rights
   and net valuation adjustments     118      23          0            141
  Other non-interest expense       3,153       1        500          3,654
  Income tax expense (benefit)       928       0        (28)           900
  Minority interest                   28       0          0             28
  Net income (loss)                1,412      (8)        23          1,427
  Total assets                   717,148     153     43,460        760,761
  Net interest margin               2.95%     NM         NM             NM
  Return on average assets          0.80% (16.85)%     0.32%            NM
  Return on average realized
   common equity                   10.52%(218.00)%     8.24%            NM
At or for the quarter ended
March 31, 2000:
  Interest income -
   external customers        $    12,421       0         48         12,469
  Non-interest income -
   external customers                452      22        100            574
  Earnings (loss) on
   limited partnerships               41       0          0             41
  Intersegment interest income         0       0          0              0
  Intersegment non-interest income    86       0          0             86
  Interest expense                 7,705       0         33          7,738
  Amortization of mortgage
   servicing rights and net
   valuation adjustments              55       6          0             61
  Other non-interest expense       2,691       8        247          2,946
  Income tax expense (benefit)       981       3        (53)           931
  Net income (loss)                1,523       5        (79)         1,449
  Total assets                   691,147     216      3,650        695,013
  Net interest margin               2.85%     NM         NM             NM
  Return on average assets          0.89%   8.76%    (10.68)%           NM
  Return on average realized
    common equity                  11.80%  21.35%    (26.02)%           NM



                                                                   Consolidated
 (Dollars in thousands)                Other      Eliminations        Total
------------------------------------------------------------------------------
At or for the quarter ended
 March 31, 2001:
  Interest income -
   external customers            $      111          0            13,542
  Non-interest income -
   external customers                   250          0             1,718
  Earnings (loss) on
  limited partnerships                  (21)         0              (303)
  Intersegment interest
    income                               88       (506)                0
  Intersegment non-interest
    income                            1,401     (1,552)                0
  Interest expense                       12       (506)            8,392
  Amortization of mortgage
   servicing rights
   and net valuation adjustments          0          0               141
  Other non-interest expense            128       (124)            3,658
  Income tax expense (benefit)           98          0               998
  Minority interest                       0          0                28
  Net income (loss)                   1,591     (1,427)            1,591
  Total assets                       69,944   (100,215)          730,490
  Net interest margin                    NM         NM              2.97%
  Return on average assets               NM         NM              0.88%
  Return on average realized
  common equity                          NM         NM              9.18%
At or for the quarter ended
March 31, 2000:
  Interest income -
   external customers        $          192          0            12,661
  Non-interest income -
   external customers                     2          0               576
  Earnings (loss) on
   limited partnerships                  (4)         0                37
  Intersegment interest income           63        (63)                0
  Intersegment non-interest income    1,461     (1,547)                0
Interest expense                         30        (63)            7,705
  Amortization of mortgage
   servicing rights and net
   valuation adjustments                  0          0                61
  Other non-interest expense            110        (86)            2,970
  Income tax expense (benefit)           32          0               963
  Net income (loss)                   1,542     (1,461)            1,530
  Total assets                       66,150    (55,459)          705,704
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

NET INCOME

HMN's net income for the first quarter of 2001 was $1.6 million, an increase of $61,000, or 4%, compared to net income of $1.5 million for the first quarter of 2000. Basic earnings per share were $0.43 for the quarter ended March 31, 2001, an increase of $0.05 per share, from $0.38 basic earnings per share for the same quarter of 2000. Diluted earnings per share were $0.40 for the first quarter of 2001, an increase of $0.03 from $0.37 diluted earnings per share for the first quarter of 2000. Earnings per share increased from the first quarter of 2000 to the first quarter of 2001 due to an increase in net income and due to HMN's treasury stock purchase program. The average number of outstanding shares for the basic earnings per share calculation declined by 275,411 shares from 3,998,038 at March 31, 2000, to 3,722,627 at March 31, 2001. The average number of outstanding shares for the diluted earnings per share calculation declined by 174,889 shares from 4,114,955 at March 31, 2000, to 3,940,066 at
March 31, 2001.

NET INTEREST INCOME

Net interest income for the first quarter of 2001 was $5.15 million, an increase of $194,000, or 3.9%, compared to $4.96 million for the first quarter of 2000. Interest income for the first quarter of 2001 was $13.5 million, an increase of $881,000, or 7.0%, compared to $12.7 million for the first quarter of 2000. The interest income increased by $376,000 due to a $22.4 million net increase in average interest-earning assets from the first quarter of 2000 to the first quarter of 2001. The increase in average interest-earning assets is the result of HMN's emphasis on originating and/or purchasing commercial real estate loans, commercial business loans and consumer loans which generally have higher interest rates and shorter terms to maturity than fixed rate single-family residential loans. Interest income increased by $501,000 because the yield earned on interest-earning assets increased from the first quarter of 2000 to the first quarter of 2001. The yield earned on interest-earning assets increased from 7.48% at March 31, 2000, to 7.81% at March 31, 2001.

Interest expense was $8.4 million for the first quarter of 2001, an increase of $687,000, or 8.9%, compared to $7.7 million for the same quarter of 2000. Interest expense on deposits increased by $609,000 due to increased interest rates paid on certificates of deposit and by $116,000 due to an increase in the average outstanding balance of deposits. The average interest rate paid on the average interest-bearing liabilities was 5.27% during the first quarter of 2001, compared to 4.92% for the first quarter of 2000. Net interest margin (net interest income divided by average interest earning assets) for the first quarter of 2001 was 2.97%, an increase of 4 basis points, compared to 2.93% for the first quarter of 2000.


PROVISION FOR LOAN LOSSES

*The provision for loan losses for the first quarter ended March 31, 2001 was $150,000, an increase of $105,000, compared to $45,000 for the first quarter of 2000. The provision is the result of management's evaluation of the loan portfolio, a historically low level of non-performing loans, a slight increase in loan charge-off experience, and its assessment of the general economic conditions in the geographic area where properties securing the loan portfolio are located such as national and regional unemployment data, single family loan delinquencies as reported separately by FNMA and the Federal Home Loan Mortgage Corporation (FHLMC),local single family construction permits and local economic growth rates. Management's evaluation of probable losses inherent in the loan portfolio revealed that an increase in the provision for loan losses was required in the first quarter of 2001 compared to the first quarter of 2000. HMN will continue to monitor its allowance for losses as these conditions dictate. Future economic conditions and other unknown factors will impact the need for future provisions for loan losses. As a result, no assurances can be given that increases in the allowance for loan losses will not be required during future periods.

A reconciliation of HMN's allowance for loan losses is summarized as follows:

                                 2001               2000
                               -------------   -------------
Balance at January 1,         $   3,143,746       3,273,311
Provision                           150,000          45,000
Charged off                         (3,978)               0
Recoveries                             326                0
                               ------------    -------------
Balance at March 31,          $   3,290,094        3,318,311
                               ============    =============

NON-INTEREST INCOME

Non-interest income was $1.4 million for the first quarter of 2001, an increase of $803,000, or 131%, from $613,000 for the first quarter of 2000. Non-interest income increased by $670,000 due to an increase in gains recognized on the sale of loans, $346,000 due to an increase in net gains recognized on the sale of securities and by $95,000 due to increased fees and service charges on deposit accounts. The increase in non-interest income was partially offset by a decline of $340,000 in revenue from limited partnership investments. The Federal Reserve substantially lowered interest rates during the first quarter of 2001, which in turn caused interest rates on single family residential loans to decline and allowed many home owners to refinance their home loans at lower interest rates. The large number of home refinances allowed HMN to sell more loans in the secondary market. The large number of home refinances also caused the value of HMN's investment in a limited partnership which owns mortgage loan servicing assets to decline in value because of anticipated increased prepayments expected to be received on mortgage loan servicing assets.

NON-INTEREST EXPENSE

Non-interest expense was $3.8 million for the first quarter of 2001, an increase of $768,000, or 25.4%, from $3.0 million for the first quarter of 2000. Compensation and benefits expense increased by $217,000, or 12.8%, due to annual payroll increases and additional employees added to HMN's staff. Occupancy expense increased by $140,000 due to additional operating costs related to adding another branch, additional depreciation for remodeled facilities and software improvements made during 2000. Amortization of mortgage servicing rights, net of valuation adjustments and servicing costs increased by $72,000 due to a change in the estimated time over which

* This paragraph contains a forward-looking statement(s). Refer to information regarding Forward-looking Information on page 20 of this discussion the servicing fees will be collected. Other non-interest expense increased by $253,000 partially due to increased activity in mortgage banking operations.

INCOME TAX EXPENSE

Income tax expense was $998,000 for the first quarter of 2001, an increase of $35,000 compared to $963,000 for the first quarter of 2000. The increase is primarily due to an increase in taxable income between the two quarters.


NON-PERFORMING ASSETS

The following table sets forth the amounts and categories of non-performing assets in the Bank's portfolio at March 31, 2001 and December 31, 2000.


                                       March 31,     December 31,
(Dollars in Thousands)                  2001            2000
                                     -------------  -------------
Non-Accruing Loans
   One-to-four family real estate  $    558               775
   Commercial business                  320                95
   Consumer                             302               142
                                      ------            ------
   Total                              1,180             1,012
                                      ------            ------
Accruing loans delinquent
 90days or more                           5               405
                                      ------            ------
Foreclosed Assets
Real estate:
One-to-four family                      245               195
                                      ------            ------
   Total non-performing assets     $  1,430             1,612
                                      ======            ======
Total as a percentage of total assets  0.20%             0.23%
                                      ======            ======
Total non-performing loans          $ 1,185          $  1,417
                                      ======            ======
Total as a percentage of total
       loans receivable, net           0.23%             0.27%
                                      ======            ======


Total non-performing assets at March 31, 2001 were $1.4 million, a decrease of $182,000, from $1.6 million at December 31, 2000. During the first quarter of 2001 the following activity occurred related to non-accruing loans: $596,000 of loans were transferred in, $54,000 were transferred out to foreclosed assets, $367,000 were transferred out to performing loans and $4,000 were charged off. During the same period $400,000 of accruing loans delinquent 90 days or more were transferred to performing status.

DIVIDENDS

On April 24, 2001 HMN declared a cash dividend of $.12 per share, payable on June 11, 2001 to shareholders of record on May 24, 2001.

During the first quarter of 2001, HMN declared and paid dividends as follows:

   Record date      Payable date   Dividend per share  Dividend Payout Ratio
-----------------  --------------- ------------------  ----------------------
February 22, 2001  March 8, 2001          $0.12                29.27 %

The annualized dividend payout ratio for the past four quarters, ending with the June 11, 2001 payment will be 27.91%.

The declaration of dividends are subject to, among other things, HMN's financial condition and results of operations, the Bank's compliance with its regulatory capital requirements, including the fully phased-in capital requirements, tax considerations, industry standards, economic conditions, regulatory restrictions, general business practices and other factors.

LIQUIDITY

For the quarter ended March 31, 2001, the net cash used by operating activities was $33.7 million. HMN collected $15.0 million from the sale of securities, and $10.9 million in principal repayments or on the maturity of securities during the quarter. It purchased premises and equipment of $468,000 and it funded a net increase in loans receivable of $1.4 million. HMN had a net decrease in deposit balances of $321,000 during the quarter. It received net proceeds of $9.9 million from net additional advances from the FHLB and $452,000 from increased advance payments from borrowers for taxes and insurance. HMN received $125,000 from the sale of a minority interest in HFMS and it also received $86,000 related to the exercise of HMN stock options. HMN paid $365,000 in dividends to its shareholders.


*HMN has certificates of deposits with outstanding balances of $240.8 million that come due over the next 12 months. Based upon past experience management anticipates that the majority of the deposits will renew for another term. HMN believes that deposits which do not renew will be replaced with deposits from other customers, or funded with advances from the FHLB, or will be funded through the sale of securities. Management does not anticipate that it will have a liquidity problem due to maturing deposits.

*HMN has $25.0 million of FHLB advances which mature after 2003 but have call features that can be exercised by the FHLB during the next 12 months. If the call features are exercised HMN has the option of requesting any advance otherwise available to it pursuant to the Credit Policy of the FHLB. Since HMN has the ability to request another advance to replace the advance that is being called, management does not anticipate that it will have a liquidity problem due to advances being called by the FHLB during the next 12 month period.

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

*HMN utilizes a model which uses the discounted cash flows from its interest-earning assets and its interest-bearing liabilities to calculate the current market value of those assets and liabilities. The model also calculates the changes in market value of the interest-earning assets and
interest-bearing liabilities due to different interest rate changes.   HMN
believes that over the next twelve months interest rates could conceivably fluctuate in a range of 200 basis points up or down from where the rates were at March 31, 2001. HMN does not have a trading portfolio. The following table discloses the projected changes in market value to HMN's interest-earning assets and interest-bearing liabilities based upon incremental 100 basis point changes in interest rates from interest rates in effect on March 31, 2001.

* This paragraph contains a forward-looking statement(s). Refer to information regarding Forward-looking Information on page 20 of this discussion.

---------------------------------------------------------------------------

Other than trading portfolio                Market Value
                                 ----------------------------------------------
(Dollars in thousands)
Basis point change in
  interest rates              -200     -100       0       +100       +200
------------------------------------------------------------------------------
Cash and
  cash equivalents         $ 14,754   14,744    14,737    14,724    14,714
 Securities available
  for sale:
  Fixed-rate CMOs            12,022   12,031    12,008    11,659    11,254
  Variable-rate CMOs         56,319   56,110    56,429    56,742    56,275
  Fixed-rate available for
    sale mortgage-backed
    and related securities    2,920    2,894     2,816     2,723     2,627
  Variable-rate available for
    sale mortgage- backed
    and related securities    1,901    1,890     1,879     1,867     1,846
  Fixed-rate available for
    sale other marketable
    securities               43,942   43,295    42,251    37,641    35,996
  Variable-rate available for
   sale other marketable
   securities                   111      111       110       110       110
  Federal Home Loan
   Bank stock                12,273   12,263    12,253    12,243    12,233
Fixed-rate loans held
 for sale                    47,596   46,844    45,231    43,590    42,766
Loans receivable, net:
  Fixed-rate real
   estate loans             255,164  251,780   246,187   238,708   231,040
  Variable-rate real
   estate loans             151,740  149,193   146,710   144,204   141,677
  Fixed-rate other loans     54,704   54,438    53,788    52,399    51,224
  Variable-rate
   other loans               90,349   89,130    88,385    87,644    86,956
Mortgage servicing
 rights, net                    492      756     1,239     1,598     1,754
Investment in limited
  partnerships                1,327    1,413     2,535     2,932     3,081
                            -------  -------   -------   -------   -------
Total market risk
  sensitive assets          745,614  736,892   726,558   708,784   693,553
                            -------  -------   -------   -------   -------
NOW deposits                 43,747   43,747    43,747    43,747    43,747
Passbook deposits            32,944   32,944    32,944    32,944    32,944
Money market deposits        39,348   39,348    39,348    39,348    39,348
Certificate deposits        315,571  312,499   309,500   304,258   303,717
Fixed-rate Federal Home
  Loan Bank advances        195,311  186,347   178,523   176,263   174,046
Variable-rate Federal Home
  Loan Bank advances         54,586   54,557    54,529    54,500    54,471
                            -------  -------   -------   -------   -------
Total market risk
  sensitive liabilities     681,507  669,442   658,591   651,060   648,273
                            -------  -------   -------   -------   -------
Off-balance sheet
  financial instruments:
Commitments to extend credit  4,576    3,108         0    (3,233)   (4,806)
Commitments to sell or
 deliver loans               (7,150)  (4,982)        0     4,682     6,875
                            -------   ------   -------   -------   -------
Net market risk           $  66,681   66,324    67,967    56,275    43,211
                            =======   ======   =======   =======   =======
Percentage change from
  current market value        (1.85)%   2.04%     0.00%   (17.17)%  (36.40)%
                            =======   ======   =======   =======    ======
----------------------------------------------------------------------------

The preceding table was prepared utilizing the following assumptions (the "Model Assumptions") regarding prepayment and decay ratios which were determined by management based upon their review of historical prepayment speeds and future prepayment projections. Fixed rate loans were assumed to prepay at annual rates of between 7% to 38%, depending on the coupon and period to maturity. Adjustable rate mortgages ("ARMs") were assumed to prepay at annual rates of between 11% and 31%, depending on coupon and the period to maturity. Growing Equity Mortgage (GEM) loans were assumed to prepay at annual rates of between 17% and 47% depending on the coupon and the period to maturity. Mortgage-backed securities and Collateralized Mortgage Obligations
(CMOs) were projected to have prepayments based upon the underlying collateral securing the instrument and the related cash flow priority of the CMO tranche owned. Certificate accounts were assumed not to be withdrawn until maturity. Passbook and money market accounts were assumed to decay at an annual rate of

9%. FHLB advances were projected to be called at the first call date where the projected interest rate on similar remaining term advances exceeded the interest rate on HMN's callable advance.

*Certain shortcomings are inherent in the method of analysis presented in the foregoing table. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates. The model assumes that the difference between the current interest rate being earned or paid compared to a treasury instrument or other interest index with a similar term to maturity (the "Interest Spread") will remain constant over the interest changes disclosed in the table. Changes in Interest Spread could impact projected market value changes. Certain assets, such as ARMs, have features which restrict changes in interest rates on a short-term basis and over the life of the assets. The market value of the interest-bearing assets which are approaching their lifetime interest rate caps could be different from the values disclosed in the table. In the event of a change in interest rates, prepayment and early withdrawal levels may deviate significantly from those assumed in calculating the foregoing table. The ability of many borrowers to service their debt may decrease in the event of an interest rate increase.

ASSET/LIABILITY MANAGEMENT

*HMN's management reviews the impact that changing interest rates will have on its net interest income projected for the twelve months following March 31, 2001 to determine if its current level of interest rate risk is acceptable.
The following table projects the estimated annual impact on net interest income of immediate interest rate changes called rate shocks. Table need updating!!

            Rate Shock            Net Interest    Percentage
           in Basis Point           Income           Change
            --------------       -----------      -----------
              +200                24,378,000         5.51%
              +100                24,380,000         5.51%
                 0                23,106,000         0.00%
              -100                20,749,000       (10.20)%
              -200                18,991,000       (17.81)%

The preceding table was prepared utilizing the Model Assumptions regarding prepayment and decay ratios which were determined by management based upon their review of historical prepayment speeds and future prepayment projections.


*Certain shortcomings are inherent in the method of analysis presented in the foregoing table. In the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the foregoing table. The ability of many borrowers to service their debt may decrease in the event of a substantial increase in interest rates and could impact net interest income.

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

To the extent consistent with its interest rate spread objectives, the Bank attempts to reduce its interest rate risk and has taken a number of steps to restructure its assets and liabilities. The Bank has primarily focused its fixed rate one-to-four family residential lending program on loans with contractual terms of 20 years or less. The Bank generally follows the practice of selling all of its fixed rate single family loans that conform to the secondary market guidelines. HMN has focused its portfolio lending on the origination of commercial loan products and consumer loans which generally have shorter weighted average terms to maturity and/or interest rates which adjust at least every three years. At times, depending on its interest rate sensitivity, the Bank may sell fixed rate single family loans with shorter contractual maturities than thirty years in order to reduce interest rate risk and record a gain on the sale of loans.

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

     PROVISION FOR LOAN LOSSES
     The provision for loan losses for the first quarter ended March 31, 2001 was$150,000, an increase of $105,000, compared to $45,000 for the first quarter of 2000. The provision is the result of management's evaluation of the loan portfolio, a historically low level of non-performing loans, a slight increase in loan charge-off experience, and its assessment of the general economic conditions in the geographic area where properties securing the loan portfolio are located such as national and regional unemployment data, single family loan delinquencies as reported separately by the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC),local single family construction permits and local economic growth rates. Management's evaluation of probable losses inherent in the loan portfolio revealed that an increase in the provision for loan losses was required in the first quarter of 2001 compared to the first quarter of 2000. HMN will continue to monitor its allowance for losses as these conditions dictate. Future economic conditions and other unknown factors will impact the need for future provisions for loan losses. As a result, no assurances can be given that increases in the allowance for loan losses will not be required during future periods.

     LIQUIDITY
     HMN has certificates of deposits with outstanding balances of $240.8 million that come due over the next 12 months. Based upon past experience management anticipates that the majority of the deposits will renew for another term. HMN believes that deposits which do not renew will be replaced with deposits from other customers, or funded with advances from the FHLB, or will be funded through the sale of securities. Management does not anticipate that it will have a liquidity problem due to maturing deposits. Competitive pricing by other institutions, the desire of a competitor to pay interest rates on deposits that are above the current rates paid by HMN, or the desire by customers to put more of their funds into nontraditional bank products such as stocks and bonds could be circumstances that would cause the maturing certificates to become a liquidity problem.

     HMN has $25.0 million of FHLB advances which mature after 2003 but have call features that can be exercised by the FHLB during the next 12 months. If the call features are exercised HMN has the option of requesting any advance otherwise available to it pursuant to the Credit Policy of the FHLB. Since HMN has the ability to request another advance to replace the advance that is being called, management does not anticipate that it will have a liquidity problem due to advances being called by the FHLB during the next 12 month period.

     MARKET RISK
     HMN utilizes a model which uses the discounted cash flows from its interest-earning assets and its interest-bearing liabilities to calculate the current market value of those assets and liabilities. The model also calculates the changes in market value of the interest-earning assets and interest-bearing liabilities due to different interest rate changes. HMN believes that over the next twelve months interest rates could conceivably fluctuate in a range of 200 basis points up or down from where the rates were at March 31, 2001. HMN does not have a trading portfolio. The table in the Market Risk section discloses the projected changes in market value to HMN's interest-earning assets and interest-bearing liabilities based upon incremental 100 basis point changes in interest rates from interest rates in effect on March 31, 2001.

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

     ASSET/LIABILITY MANAGEMENT
     HMN's management reviews the impact that changing interest rates will have on its net interest income projected for the twelve months following March 31, 2001 to determine if its current level of interest rate risk is acceptable. HMN's actual net interest income caused by interest rate changes may differ from the amounts reflected in the table in the Asset/Liability section which projects the estimated impact on net interest income of immediate interest rate changes called rate shocks.

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

None.

ITEM 5.   Other Information.

None.

ITEM 6.   Exhibits and Reports on Form 8-K.

(a)       Exhibits.  See Index to Exhibits on page 24 of this report.

(b)       Reports on Form 8-K. None.

                                      SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   HMN FINANCIAL, INC.
                                   Registrant


Date:   May 14, 2001               /s/ Michael McNeil
                                   Michael McNeil,
                                   President
                                   (Principal Executive Officer)


Date:    May 14, 2001              /s/ Timothy P. Johnson
                                   Timothy P. Johnson,
                                   Chief Financial Officer
                                   (Principal Financial Officer)

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

  3.1          Amended and Restated Certificate of
                  Incorporation                      *1          N/A

  3.2          Amended and Restated By-laws          *2          N/A

  4            Form of Common Stock                  *3          N/A
               Including indentures

  11           Computation of Earnings
               Per Common Share                      11          Filed
                                                            electronically



*1   Incorporated by reference to Exhibit 3a to the Company's
Quarterly Report on Form 10-Q for the period ended March 31, 1998 (File No. 0-24100).

*2   Incorporated by reference to Exhibit 3b to the Company's
Quarterly Report on Form 10-Q for the period ended September 30, 1997 (File 0-24100).

*3   Incorporated by reference to the same numbered exhibit to the Company's
Registration Statement on Form S-1 dated April 1, 1994 (File No. 33-77212).