Form 10-Q
period 2001-06-30
HMN FINANCIAL INC
filed 2001-08-14
CIK 921183

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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
Yes  (X)  No (  )

Indicate the number of shares outstanding of each of the issuer's common stock as of the latest practicable date.

     Class                              Outstanding at August 3, 2001
Common stock, $0.01 par value                          4,444,139

                           HMN FINANCIAL, INC.
                               CONTENTS

PART I - FINANCIAL INFORMATION                             Page
Item 1:   Financial Statements (unaudited)

Consolidated Balance Sheets at
June 30, 2001 and December 31, 2000                         3

Consolidated Statements of Income for the
Three Months Ended and Six Months Ended
June 30, 2001 and 2000                                      4

Consolidated Statements of Comprehensive Income for the
Three Months Ended and Six Months Ended
June 30, 2001 and 2000                                      5

Consolidated Statement of Stockholders' Equity
for the Six Month Period Ended June 30, 2001                6

Consolidated Statements of Cash Flows for
the Six Months Ended June 30, 2001 and 2000                 7

Notes to Consolidated Financial Statements                  8-16

Item 2:   Management's Discussion and Analysis of Financial
Condition and Results of Operations                         17-26

Item 3:   Quantitative and Qualitative Disclosures about
Market Risk Discussion included in Item 2 under Market Risk 20

PART II - OTHER INFORMATION

Item 1:   Legal Proceedings                                 27

Item 2:   Changes in Securities                             27

Item 3:   Defaults Upon Senior Securities                   27

Item 4:   Submission of Matters to a Vote of Security
Holders                                                     27

Item 5:   Other Information                                 28

Item 6:   Exhibits and Reports on Form 8-K                  28

Signatures                                                  29

PART I - FINANCIAL STATEMENTS

                    HMN FINANCIAL, INC. AND SUBSIDIARIES
                       Consolidated Balance Sheets
                             (unaudited)

     Assets                         June 30, 2001         December 31, 2000
                                ---------------------    ---------------------
Cash and cash equivalents             32,049,034             14,416,861
Securities available for sale:
 Mortgage-backed and related
   securities (amortized cost
   $71,401,478 and $76,199,237)       72,452,708             75,379,719
 Other marketable securities
   (amortized cost $41,734,877
    and $66,392,057)                  40,856,124             63,826,770
                                   -------------           ------------
                                     113,308,832            139,206,789
                                   -------------           ------------
Loans held for sale                   46,608,484              7,861,029
Loans receivable, net                503,475,798            518,765,209
Accrued interest receivable            3,465,729              4,311,747
Federal Home Loan Bank stock,
 at cost                              12,245,000             12,245,000
Mortgage servicing rights, net         1,479,568              1,188,928
Premises and equipment, net            9,838,874              9,459,710
Investment in limited partnerships     2,209,825              2,838,364
Goodwill                               3,890,956              3,980,974
Core deposit intangible                  731,614                794,363
Prepaid expenses and other assets      2,040,922                947,201
                                   -------------           ------------
      Total assets                 $ 731,344,636            716,015,875
                                   =============           ============

Liabilities and Stockholders' Equity

Deposits                           $ 412,439,299            421,690,548
Federal Home Loan Bank advances      239,800,000            221,900,000
Accrued interest payable               1,109,257              1,575,521
Advance payments by borrowers
 for taxes and insurance                 887,813                650,348
Accrued expenses and other
 liabilities                           4,153,711              3,355,110
Deferred tax liabilities               1,585,200                218,700
                                   -------------           ------------
      Total liabilities              659,975,280            649,390,227
                                   -------------           ------------
Commitments and contingencies
Minority interest                        227,192                      0
Stockholders' equity:
 Serial preferred stock: authorized
 500,000 shares; issued and
 outstanding none                              0                      0

   Common stock ($.01 par value):
     authorized 11,000,000 shares;
     issued 9,128,662 shares              91,287                 91,287
   Additional paid-in capital         59,362,984             59,584,176
   Retained earnings, subject
    to certain restrictions           75,427,844             73,380,588
   Accumulated other comprehensive
    income (loss)                         52,844             (2,037,005)
   Unearned employee stock ownership
    plan shares                       (5,221,353)            (5,318,067)
   Unearned compensation restricted
    stock awards                          (7,350)                (9,800)
   Treasury stock, at cost 4,695,951
    and 4,737,521 shares             (58,564,092)           (59,065,531)
                                  ---------------          ------------
      Total stockholders' equity      71,142,164             66,625,648
                                  ---------------          ------------
    Total liabilities and
      stockholders' equity         $ 731,344,636            716,015,875
                                  ===============          ============

See accompanying notes to consolidated financial statements.

                      HMN FINANCIAL, INC. AND SUBSIDIARIES
                       Consolidated Statements of Income
                                 (unaudited)



                               Three Months Ended     Six Months Ended
                                    June 30,              June 30,
                                2001        2000     2001         2000
                             --------------------- ---------------------
Interest Income:
 Loans receivable        $  11,321,443   9,953,689   22,547,937  19,396,314
 Securities available
  for sale:
 Mortgage-backed and
  related                    1,029,327   1,652,504    2,277,956   3,458,176
 Other marketable              632,461   1,163,766    1,490,404   2,346,282
 Cash equivalents               28,308      65,786       71,536     103,241
 Other                         130,842     203,173      296,728     395,935
                           ----------- ----------- ------------ -----------
   Total interest income    13,142,381  13,038,918   26,684,561  25,699,948
                           ----------- ----------- ------------ -----------

Interest expense:
 Deposits                    4,909,776   4,521,544    9,971,378   8,858,165
 Federal Home Loan
  Bank advances              3,018,502   3,473,362    6,348,866   6,842,022
                           ----------- ----------- ------------ -----------

  Total interest expense     7,928,278   7,994,906   16,320,244  15,700,187
                           ----------- ----------- ------------ -----------
    Net interest income      5,214,103   5,044,012   10,364,317   9,999,761

Provision for loan losses      300,000      45,000      450,000      90,000
                           ----------- ----------- ------------ -----------
    Net interest income
     after provision for
     loan losses             4,914,103   4,999,012    9,914,317   9,909,761
                           ----------- ----------- ------------ -----------

Non-interest income:
 Fees and service charges      362,760     348,071      714,551     604,943
 Mortgage servicing fees       107,457      76,664      214,231     155,907
 Securities gains (losses),
  net                         (610,000)     34,960     (332,296)    (33,801)
 Gain on sales of loans      1,410,864     293,848    2,263,200     476,577
 Earnings (losses) in
  limited partnerships        (325,258)     81,858     (628,539)    118,847
 Hedging valuation gain
  (loss)                        43,066           0      (55,274)          0
 Other                         199,827     181,254      329,951     301,872
                           ----------- ----------- ------------ -----------
  Total non-interest income  1,188,716   1,016,655    2,505,824   1,624,345
                           ----------- ----------- ------------ -----------
Non-interest expense:
 Compensation and benefits   2,042,047   1,488,218    3,955,058   3,184,318
 Occupancy                     514,572     464,721    1,079,791     890,317
 Federal deposit
   insurance premiums           19,969      20,783       40,772      42,234
 Advertising                   113,988      88,677      200,143     132,385

 Data processing               240,928     191,208      471,754     376,629
 Amortization of mortgage
  servicing rights, net of
  valuation adjustments and
  servicing costs              195,395      76,263      336,038     145,280
   Other                       811,500     618,658    1,555,778   1,203,290
                            ---------- ----------- ------------ -----------
    Total non-interest
     expense                 3,938,399   2,948,528    7,639,334   5,974,453
                            ---------- ----------- ------------ -----------
    Income before income
     tax expense             2,164,420   3,067,139    4,780,807   5,559,653
Income tax expense             787,300   1,187,000    1,784,900   2,149,800
                            ---------- ----------- ------------ -----------
    Income before minority
     interest                1,377,120   1,880,139    2,995,907   3,409,853
                            ---------- ----------- ------------ -----------
Minority interest              105,001           0      132,880           0
                            ---------- ----------- ------------ -----------
    Net income            $  1,272,119   1,880,139    2,863,027   3,409,853
                            ========== =========== ============ ===========
Basic earnings per share  $       0.34        0.48         0.77        0.87
                            ========== =========== ============ ===========
Diluted earnings per share$       0.32        0.47         0.72        0.84
                            ========== =========== ============ ===========

See accompanying notes to consolidated financial statements.

                          HMN FINANCIAL, INC. AND SUBSIDIARIES
                     Consolidated Statements of Comprehensive Income
                                    (unaudited)


                                         Three Months Ended June 30,
                                       2001                       2000
                            -------------------------- ------------------------
Net income               $                  1,272,119                 1,880,139
Other comprehensive
 income, net of tax:
  Unrealized losses on
   hedging valuation:     (81,621)                          0
     Less: minority
      interest in
      hedging valuation   (30,688)                          0
                        ---------                      -------
     Net unrealized
      losses on
      hedging valuation            (50,933)                         0
  Unrealized gains on
   securities:
     Unrealized holding
      gains arising
      during period       585,459                      50,682
     Less: reclassifica-
      tion adjustment
      for gains (losses)
      included in net
      income             (368,300)                     21,061
                         --------                    --------
     Net unrealized gains
      on securities                953,759                     29,621
                                  --------                    -------
Other comprehensive income                    902,826                   29,621
                                            ---------                ---------
Comprehensive income    $                   2,174,945                1,909,760
                                            =========                =========


                                         Six Months Ended June 30,
                                       2001                       2000
                            -------------------------- ------------------------
Net income               $                  2,863,027                 3,409,853
Other comprehensive
 income, net of tax:
  Unrealized losses on
   hedging valuation:     (81,621)                          0
     Less: minority
      interest in
      hedging valuation   (30,688)                          0
                        ---------                      -------
     Net unrealized
      losses on
      hedging valuation            (50,933)                         0
  Unrealized gains on
   securities:
     Unrealized holding
      gains arising
      during period     1,943,193                    (680,053)
     Less: reclassifica-
      tion adjustment
      for gains (losses)
      included in net
      income             (197,589)                    (20,401)
                         --------                    --------
     Net unrealized gains
      on securities               2,140,782                   (659,652)
                                  ---------                    --------
Other comprehensive income                  2,089,849                 (659,652)
                                            ---------                ---------
Comprehensive income    $                   4,952,876                2,750,201
                                            =========                =========

See accompanying notes to consolidated financial statements.

                      HMN FINANCIAL, INC. AND SUBSIDIARIES
                  Consolidated Statement of Stockholders' Equity
                   For the Six Month Period Ended June 30, 2001
                                 (unaudited)

                                                               Accumulated
                                   Additional                     Other
                       Common       Paid-in      Retained     Comprehensive
                       Stock        Capital      Earnings     Income (Loss)
                    ---------------------------------------------------------
Balance,
December 31, 2000   $    91,287    59,584,176     73,380,588     (2,037,005)
  Net income                                       2,863,027
  Other comprehensive income                                      2,089,849
  Treasury stock purchases
  Employee stock options
   exercised                         (385,085)
  Tax benefits of exercised
   stock options                      118,822
  Tax expenses of restricted
   stock awards                        (2,479)
  Amortization of restricted
   stock  awards
  Dividends paid                                    (815,771)
  Earned employee stock
   ownership plan shares               47,550
                      ---------    ----------     ----------     ----------
Balance,
 June 30, 2001      $    91,287    59,362,984     75,427,844         52,844
                      =========    ==========     ==========     ==========


                       Unearned
                       Employee
                        Stock       Unearned
                      Ownership   Compensation                      Total
                        Plan       Restricted                   Stockholders'
                       Shares     Stock Awards   Treasury Stock    Equity
                    ---------------------------------------------------------
Balance,
December 31, 2000   $ (5,318,067)      (9,800)     (59,065,531)  66,625,648
  Net income                                                      2,863,027
  Other comprehensive income                                      2,089,849
  Treasury stock purchases                             (74,152)     (74,152)
  Employee stock options
   exercised                                           575,591      190,506
  Tax benefits of exercised
   stock options                                                    118,822
  Tax expenses of restricted
   stock awards                                                      (2,479)
  Amortization of restricted
   stock  awards                        2,450                         2,450
  Dividends paid                                                   (815,771)
  Earned employee stock
   ownership plan shares  96,714                                    144,264
                       ---------    ----------     -----------   ----------
Balance,
 June 30, 2001      $ (5,221,353)      (7,350)    (58,564,092)   71,142,164
                       =========    ==========     ===========   ==========

See accompanying notes to consolidated financial statements.

                  HMN FINANCIAL, INC. AND SUBSIDIARIES
                  Consolidated Statements of Cash Flows
                             (unaudited)

                                                       Six Months Ended
                                                           June 30,
                                                     2001           2000
---------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                   $   2,863,027     3,409,853
  Adjustments to reconcile net income
   to cash provided (used) by operating
   activities:

   Provision for loan losses                         450,000        90,000
     Depreciation                                    496,208       436,284
     Amortization of premiums, net                    46,564         1,686
     Amortization of deferred loan fees             (260,738)     (101,535)
     Amortization of goodwill                         90,018        90,012
     Amortization of core deposit intangible          62,749       116,220
     Amortization of other purchase
      accounting adjustments                           6,220       (45,989)
     Amortization of mortgage servicing rights
      and net valuation adjustments                  329,604       128,301
     Capitalized mortgage servicing rights          (620,244)     (163,946)
     Deferred income taxes                           132,375       125,500
     Securities (gains) losses, net                  332,296        33,801
     Gains on sales of real estate                   (16,921)            0
     Gain on sales of loans                       (2,263,200)     (476,577)
     Proceeds from sale of loans held for sale   383,937,788    50,899,525
     Disbursements on loans held for sale       (420,124,178)  (51,498,211)
     Decrease in hedging valuation                    55,274             0
     Principal collected on loans held for sale       40,905        10,759
     Amortization of restricted stock awards           2,450        83,033
     Amortization of unearned ESOP shares             96,714        96,912
     Earned employee stock ownership shares
      priced above original cost                      47,550        23,211
     Decrease (increase) in accrued
      interest receivable                            846,018      (263,582)
     Increase (decrease) in accrued interest
      payable                                       (466,264)      145,539
     Equity (earnings) losses of limited
      partnerships                                   628,539      (118,847)
     Equity earnings of minority interest            132,880             0
     Increase in other assets                     (1,260,404)     (145,864)
     Increase in other liabilities                 1,028,834       432,649
     Other, net                                       11,152         3,503
                                                 -----------    ----------
       Net cash provided (used) by
        operating activities                     (33,374,784)    3,312,237
                                                 -----------    ----------
Cash flows from investing activities:
   Proceeds from sales of securities
    available for sale                            15,000,567    21,512,948
   Principal collected on securities
    available for sale                             5,351,723     4,024,688
   Proceeds collected on maturity of
    securities available for sale                  8,695,000     2,500,000
   Purchases of securities available for sale              0    (4,442,111)
   Proceeds from sales of loans receivable            12,156       196,851
   Purchase of Federal Home Loan Bank stock                0      (775,000)
   Net decrease (increase) in loans receivable    14,227,463   (36,496,177)
   Proceeds from sale of real estate                 311,544             0
   Purchases of premises and equipment              (875,372)     (992,333)
                                                  ----------   -----------
      Net cash provided (used) by
       investing activities                       42,723,081    (7,844,660)
                                                  ----------   -----------
Cash flows from financing activities:
   Increase (decrease) in deposits                (9,279,172)    1,303,721
   Purchase of treasury stock                        (74,152)   (2,705,970)
   Stock options exercised                           190,506       150,888
   Dividends to stockholders                        (815,771)     (786,479)
   Proceeds from Federal Home Loan Bank advances 194,200,000   118,000,000
   Repayment of Federal Home Loan Bank advances (176,300,000) (102,500,000)
   Minority interest in mortgage services            125,000             0
   Increase in advance payments by borrowers
    for taxes and insurance                          237,465        84,515
                                                 -----------  ------------
      Net cash provided by financing activities    8,283,876    13,546,675
                                                 -----------  ------------
      Increase in cash and cash equivalents       17,632,173     2,387,778
Cash and cash equivalents, beginning of period    14,416,861     9,051,380
                                                 -----------  ------------
Cash and cash equivalents, end of period       $  32,049,034    11,439,158
                                                 ===========  ============
Supplemental cash flow disclosures:
   Cash paid for interest                      $  16,786,508    15,554,648
   Cash paid for income taxes                      2,163,000     1,313,800
Supplemental noncash flow disclosures:
   Loans securitized and transferred to
     securities available for sale                         0     8,106,230
   Loans transferred to loans held for sale          801,947       912,171
   Transfer of loans to real estate                   81,242        49,653
   Transfer of real estate to loans                        0        50,140

See accompanying notes to consolidated financial statements.
                                 7

                     HMN FINANCIAL, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                 (unaudited)

                            June 30, 2001 and 2000

(1)  HMN FINANCIAL, INC.

HMN Financial, Inc.(HMN) is a stock savings bank holding company which owns 100 percent of Home Federal Savings Bank (the Bank or Home Federal). Home Federal has a community banking philosophy and operates retail banking facilities in Minnesota and Iowa. The Bank has one wholly owned subsidiary, Osterud Insurance Agency, Inc. (OAI), doing business as Home Federal Investment Services, which offers financial planning products and services. HMN has another wholly owned subsidiary, Security Finance Corporation (SFC). Prior to 2000, SFC invested in commercial loans and commercial real-estate loans located throughout the United States which were originated by third parties. During 2000 SFC sold many of its assets to the Bank and discontinued investing in commercial loans. The Bank has another subsidiary, Home Federal Mortgage Services, LLC (HFMS), which is a mortgage banking and mortgage brokerage business located in Brooklyn Park, Minnesota. Prior to 2001 the business was operated as a wholly owned subsidiary of HMN and was known as HMN Mortgage Services, Inc. (MSI). In January 2001, HMN sold 100% of the MSI stock to the Bank. The Bank formed HFMS and merged MSI into HFMS. Effective February 1, 2001 the business sold a 49% membership interest in HFMS to two individuals.

The consolidated financial statements included herein are for HMN, SFC, MSI, through January 31, 2001, the Bank and the Bank's subsidiaries, OAI and HFMS. All significant intercompany accounts and transactions have been eliminated in consolidation.

(2)  BASIS OF PREPARATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of comprehensive income, consolidated statements of stockholders' equity and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments consisting of only normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The statement of income for the three month and six month periods ended June 30, 2001 are not necessarily indicative of the results which may be expected for the entire year.

Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform with the current period presentation.

(3) NEW ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF.

HMN is required to adopt the provisions of SFAS No. 141 immediately and it will adopt SFAS No. 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142.

SFAS No. 141 will require upon adoption of SFAS No. 142, that HMN evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, HMN will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, HMN will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with the transitional goodwill impairment evaluation, SFAS No. 142 will require HMN to perform an assessment of whether there is an indication that goodwill [and equity-method goodwill] is impaired as of the date of adoption. To accomplish this HMN must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. HMN will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and HMN must perform the second step of the transitional impairment test. In the second step, HMN must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of
which would be measured as of the date of adoption.   This second step is
required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in HMN's income statement.

And finally, any unamortized negative goodwill [and negative equity-method goodwill] existing at the date SFAS No. 142 is adopted must be written off as the cumulative effect of a change in accounting principle.

On January 1, 2002 the adoption date, HMN expects to have unamortized goodwill in the amount of $3,800,938, unamortized identifiable intangible assets in the amount of $685,509 and no unamortized negative goodwill , all of which will be subject to the transition provisions of SFAS No. 141 and 142. Amortization expense related to goodwill was $180,024 and $90,018 for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting SFAS No. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on HMN's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

(4) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

HMN adopted SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, in the first quarter of 2001. HMN is using an interest rate swap, whereby it pays interest based upon three month London Inter-Bank Offer Rate (LIBOR) and receives interest payments based upon a fixed rate of 7.5% on a notional value of $10 million in a fair value hedge with no ineffectiveness. The hedge is offsetting a callable certificate of deposit for $10 million which was issued by HMN. A transition adjustment of $75,637 was recorded on January 1, 2001 as a debit to other assets and also as a credit to the related certificate of deposit. On June 30, 2001 the interest rate swap was marked to a market value of $27,923 which is included in other assets and the corresponding certificate of deposit was adjusted to the same value and is reflected in deposits in the consolidated balance sheet of HMN. The interest rate swap was deemed to be totally effective and therefore no gain or loss was recorded in the income statement.


HMN originates and purchases single family residential loans for sale into the secondary market and enters into commitments to sell or securitize those loans in order to mitigate the interest rate risk associated with holding the loans until they are sold. At the beginning of the second quarter, commitments to sell Loans Held for Sale were designated as a cash flow hedge of a forecasted transaction and were accounted for in accordance with SFAS No. 133. On June 30, 2001, the carrying value of the derivatives were marked to market by a $131,621 credit to Loans Held for Sale, a deferred tax asset was established for $50,000 and other comprehensive loss was debited for $81,621. The derivative adjustment in the balance sheet is a consolidated number that is partially owned by a minority interest. The adjustment to other comprehensive loss was $30,688 related to the minority interest and therefore the net adjustment to other comprehensive loss for HMN was $50,933.

As the Loans Held for Sale are ultimately sold, the losses currently in accumulated other comprehensive income will be reclassified in the gains and losses on sale of loans in the income statement. It is estimated that all of the Loans Held for Sale at June 30, 2001 will be sold in the next three months.


HMN has commitments outstanding to extend credit to future borrowers or to purchase loans that had not closed prior to the end of the quarter which it refers to as its mortgage pipeline. As commitments to originate or purchase loans enter into the mortgage pipeline, HMN simultaneously enters into commitments to sell the mortgage pipeline into the secondary market. As a result of marking the mortgage pipeline and the related commitments to sell the mortgage pipeline to market during the second quarter of 2001 HMN recorded a credit to Loans Held for Sale of $423,193, a debit to Other Liabilities of
$381,398 and a loss due to economic hedging valuations of $41,795.    As a
result of marking the mortgage pipeline and the related commitments to sell the mortgage pipeline to market during the six month period ended June 30, 2001, HMN had recorded a credit to Loans Held for Sale of $301,539, a debit to Other Liabilities of $246,265 and a loss in hedging valuations of $55,274.


(5) COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity during a period from transactions and other events from nonowner sources. Comprehensive income is the total of net income and other comprehensive income, which for HMN is comprised of unrealized gains and losses on securities available for sale and unrealized gains and losses on hedging activity for loans held for sale and certificates of deposit with matching interest rate swaps.


The gross unrealized losses in hedging valuation for the second quarter of 2001 was $132,000, the income tax benefit would have been $50,000 and therefore, the net loss was $82,000. The gross minority interest in hedging valuation for the second quarter of 2001 was $49,000, the income tax benefit would have been $18,000 and therefore, the net loss was $31,000. There was no hedging valuation in the second quarter of 2000. The gross unrealized holding gains on securities for the second quarter of 2001 was $975,000, the income tax expense would have been $390,000 and therefore, the net gain was $585,000. The gross reclassification adjustment for the second quarter of 2001 was $610,000, the income tax benefit would have been $242,000 and therefore the net loss was $368,000. The gross unrealized holding gains on securities for the second quarter of 2000 was $76,000, the income tax expense would have been $25,000 and therefore, the net gain was $51,000. The gross reclassification adjustment in the second quarter of 2000 was $35,000, the income tax expense would have been $14,000 and therefore, the net reclassification adjustment was $21,000.

The gross unrealized losses in hedging valuation for the six month period ended June 30, 2001 was $132,000, the income tax benefit would have been $50,000 and therefore, the net loss was $82,000. The gross minority interest in hedging valuation for the six month period ended June 30, 2001 was $49,000, the income tax benefit would have been $18,000 and therefore, the net loss was $31,000. There was no hedging valuation in the six month period ended June 30, 2000. The gross unrealized holding gains on securities for the six month period ended June 30, 2001 was $3,225,000, the income tax expense would have been $1,282,000 and therefore, the net gain was $1,943,000. The gross reclassification adjustment in the six month period ended June 30, 2001 was $332,000, the income tax benefit would have been $134,000 and therefore, the net reclassification adjustment was $198,000. The gross unrealized holding losses on securities for the six month period ended June 30, 2000 was $1,108,000, the income benefit would have been $428,000 and therefore, the net loss was $680,000. The gross reclassification adjustment in the six month period ended June 30, 2000 was $34,000, the income tax benefit would have been $14,000 and therefore, the net reclassification adjustment was $20,000.

(6) CASH DIVIDEND

On July 24, 2001 HMN's Board of Directors announced a cash dividend of $0.14 per share, payable on September 11, 2001 to stockholders of record on August 28, 2001.

(7) INVESTMENT IN MORTGAGE SERVICING RIGHTS

A summary of mortgage servicing activity is as follows:

-------------------------------------------------------------------------------

                                  Six Months    Twelve Months    Six Months
                                     ended         ended           ended
                                 June 30, 2001  Dec 31, 2000    June 30, 2000
                                -------------- --------------- ---------------
Mortgage servicing rights
  Balance, beginning of period   $ 1,188,928      1,148,774       1,148,774
  Originations                       620,244        367,531         163,946
  Amortization                      (329,604)      (327,377)       (149,201)
                                  ----------     ----------      ----------
  Balance, end of period           1,479,568      1,188,928       1,163,519
                                  ----------     ----------      ----------
Valuation reserve
  Balance, beginning of period             0        (25,100)        (25,100)
  Reductions                               0         25,100          20,900
                                  ----------     ----------      ----------
  Balance, end of period                   0              0          (4,200)
                                  ----------     ----------      ----------
  Mortgage servicing rights, net $ 1,479,568      1,188,928       1,159,319
                                  ==========     ==========      ==========
  Fair value of mortgage
   servicing rights              $ 1,632,000      1,476,000       1,418,000
                                  ==========     ==========      ==========

------------------------------------------------------------------------------

Mortgage servicing costs, which include professional services for valuing mortgage servicing rights, were $6,434 at June 30, 2001, and $16,980 and $31,415 for the six and twelve months ended in June and December 2000, respectively.

All of the loans being serviced were single family loans serviced for FNMA under the mortgage-backed security program or the individual loan sale program. The following is a summary of the risk characteristics of the loans being serviced at June 30, 2001.

------------------------------------------------------------------------------
                                        Weighted        Weighted
                        Loan Principal   Average         Average     Number of
                           Balance    Interest Rate   Remaining Term   Loans
                       ------------- --------------- --------------- ---------
Original term 30 year
  fixed rate          $  84,967,000       7.46 %           334          1,053
Original term 15 year
  fixed rate             89,478,000       6.76 %           159          1,437
Seven year balloon          292,000       6.97 %           321              4
Adjustable rate           3,893,000       8.50 %           314             30
------------------------------------------------------------------------------

(8) INVESTMENT IN LIMITED PARTNERSHIPS

Investments in limited partnerships were as follows:

--------------------------------------------------------------------------
                                         June 30,           December 31,
Primary partnership activity              2001                  2000
-------------------------------       ------------         -------------
Mortgage servicing rights             $ 1,649,042            2,257,941
Common stock of financial
  institutions                            278,884              285,524
Low to moderate income housing            281,899              294,899
                                      ------------          ----------
                                      $ 2,209,825            2,838,364
                                      ============          ==========
--------------------------------------------------------------------------

During the second quarter of 2001 HMN's proportionate loss from a mortgage servicing partnership (which included additional impairment reserves of $67,000) was $333,400, its proportionate share of gains from the common stock investments in financial institutions was $14,600 and it recognized $6,500 of losses on the low income housing partnerships. During 2001 HMN anticipates receiving low income housing credits totaling $84,000, of which $21,000 were credited to current income tax benefits in the second quarter of 2001. During the second quarter of 2000 HMN's proportionate revenue from a mortgage servicing partnership (which included the reduction of previously established impairment reserves of $108,400) was $123,500, its proportionate share of losses from common stock investments in financial institutions was $35,100 and it recognized $6,500 of losses on low income housing partnerships. During 2000 HMN received low income housing credits totaling $80,000, of which $20,000 were credited to current income tax benefits in the second quarter.

During the six month period ended June 30, 2001 HMN's proportionate loss from a mortgage servicing partnership (which included additional impairment reserves of $164,300) was $608,900, its proportionate share of losses from the common stock investments in financial institutions was $6,600 and it recognized $13,000 of losses on the low income housing partnerships. During 2001 HMN anticipates receiving low income housing credits totaling $84,000, of which $42,000 were credited to current income tax benefits in the six month period
ended June 30, 2001.   During the six month period ended June 30, 2000 HMN's
proportionate revenue from a mortgage servicing partnership (which included the reduction of previously established impairment reserves of $118,000) was $171,800, its proportionate share of losses from the common stock investments in financial institutions was $39,200 and it recognized $13,800 of losses on the low income housing partnerships. During 2000 HMN received low-income housing credits totaling $80,000, of which $40,000 were credited to current income tax benefits in the six month period ended June 30, 2000.

(9) EARNINGS PER SHARE

The following table reconciles the weighted average shares outstanding and the income available to common shareholders used for basic and diluted EPS:

                                Three months ended         Six Months ended
                                      June 30,                   June 30,
                               --------------------      -------------------
                                2001         2000          2001        2000
                               --------------------      -------------------
Weighted average number of
  common shares outstanding
  used in basic earnings per
  common share calculation    3,745,151  3,881,190    3,733,951    3,939,614
Net dilutive effect of:
 Options                        219,121    114,259      217,913      114,612
 Restricted stock awards            585      1,881          660        2,584
                             ---------- ---------- ------------ ------------
Weighted average number of
 shares outstanding
 adjusted for effect of
 dilutive securities          3,964,857  3,997,330    3,952,524    4,056,810
                             ========== ========== ============ ============

Income available to common
  shareholders              $ 1,272,119  1,880,139    2,863,027    3,409,853
Basic earnings per
  common share              $      0.34       0.48         0.77         0.87
Diluted earnings per common
  share                     $      0.32       0.47         0.72         0.84


(10) REGULATORY CAPITAL

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

Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Tier I or Core capital and Risk-based capital (as defined in the regulations) to total assets (as defined). Management believes, as of June 30, 2001, that the Bank meets all capital adequacy requirements to which it is subject.

Management believes that based upon the Bank's capital calculations at June 30, 2001 and other conditions consistent with the Prompt Corrective Actions Provisions of the OTS regulations, the Bank would be categorized as well capitalized.

On June 30, 2001 the Bank's tangible assets and adjusted total assets were $719.8 million and its risk-weighted assets were $460.5 million. The following table presents the Bank's capital amounts and ratios at June 30, 2001 for actual capital, required capital and excess capital including ratios in order to qualify as being well capitalized under the Prompt Corrective Actions regulations.


                                                          Required to be
                                                            Adequately
                                     Actual                 Capitalized
                              ---------------------- -------------------------
                                        Percent of                 Percent of
                               Amount   Assets <F1>    Amount      Assets <F1>
(in thousands)
                              --------- ------------ ------------ ------------
Bank stockholder's equity     $  57,589
Plus:
  Net unrealized loss on
   certain securities
   available for sale
   and cash flow hedges             560
  Minority interest
   in consolidated
   subsidiaries                     227
Less:
  Goodwill and other
   intangibles                    4,623
  Excess mortgage servicing
   rights                           165
                                 ------
Tier I or core capital           53,588
                                 ------
  Tier I capital to adjusted
   total assets                                7.44%     $ 28,793      4.00%
Tier I capital to risk-
   weighted assets                            11.64%     $ 18,422      4.00%
Plus:
 Allowable allowance for
  Loan losses                     3,216
                                 ------
Risk-based capital             $ 56,804                  $ 36,843
                                 ======
Risk-based capital to risk-
  Weighted assets                             12.33%                   8.00%



                                                       To Be Well Capitalized
                                                       Under Prompt Corrective
                                 Excess Capital          Actions Provisions
                              ---------------------- -------------------------
                                        Percent of                 Percent of
                               Amount   Assets <F1>    Amount      Assets <F1>
(in thousands)
                              --------- ------------ ------------ ------------
Bank stockholder's equity     $
Plus:
  Net unrealized loss on
   certain securities
   available for sale
   and cash flow hedges
  Minority interest
   in consolidated
   subsidiaries
Less:
  Goodwill and other
   intangibles
  Excess mortgage servicing
   rights
Tier I or core capital
  Tier I capital to adjusted
   total assets                  24,795      3.44%     $ 35,991      5.00%
Tier I capital to risk-
   weighted assets               35,166      7.64%     $ 27,632      6.00%
Plus:
 Allowable allowance for
  Loan losses
Risk-based capital             $ 19,961                $ 46,054
Risk-based capital to risk-
  Weighted assets                            4.33%                  10.00%


<F1> Based upon the Bank's adjusted total assets for the purpose of the tangible and core capital ratios and risk-weighted assets for the purpose of the risk-based capital ratio.


The tangible capital of the Bank was in excess of the minimum 2% required at June 30, 2001 but is not reflected in the table above.

(11) BUSINESS SEGMENTS

HMN's wholly owned subsidiaries, Home Federal Savings Bank and MSI (through January 31, 2001), have been identified as reportable operating segments in accordance with the provisions of SFAS 131. MSI and its successor through merger, Home Federal Mortgage Services, LLC, were deemed to be a segment because its operations were conducted independently from the Bank. MSI and HFMS, jointly called Mortgage Services, have been segmented further into Mortgage Servicing Rights and Mortgage Banking activities. The mortgage servicing segment owns servicing rights on loans which have either been sold to FNMA or securitized into mortgage backed instruments which were issued by FNMA. MSI receives a servicing fee which is based upon the outstanding balance of the loan being serviced and pays a subservicer a monthly fee to service the loan. MSI's mortgage banking activity includes an origination function and it also purchases loans from other loan originators. All loans acquired either by origination or by purchase are intended to be resold in the secondary loan market.

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

                                            HMN Mortgage Services, Inc.
                                           -----------------------------
                         Home Federal         Mortgage         Mortgage
(Dollars in thousands)   Savings Bank      Servicing Rights     Banking
------------------------------------------------------------------------
At or for the three
 months ended
 June 30, 2001:
  Interest income -
   external customers     $ 12,126                   0               911
  Non-interest income -
   external customers          610                  12               800
  Earnings (loss) on
   limited partnerships       (339)                  0                 0
  Intersegment interest
   income                      834                   0                 0
  Intersegment non-
   interest income             230                   0                 0
  Interest expense           7,975                   0               869
  Amortization of mortgage
    servicing rights and
    net valuation
    adjustments                166                  23                 0
  Other non-interest
   expense                   2,910                   5               611
  Income tax expense
   (benefit)                   771                   0                 0
  Minority interest            105                   0                 0
  Net income (loss)          1,234                 (16)              231
  Total assets             723,447                 134            46,511
  Net interest margin         2.92 %                NM                NM
  Return on average assets    0.68 %            (44.97)             1.72 %
  Return on average
   realized common equity     8.62 %         (1,991.20)            77.20 %
At or for the three
 months ended
  June 30, 2000:
  Interest income -
   external customers    $  12,817                   0                68
  Non-interest income -
   external customers          762                   7               163
  Earnings (loss) on
   limited partnerships        117                   0                 0
  Intersegment interest
   income                        0                   0                 0
  Intersegment non-
   interest income             100                   0                 0
  Interest expense           7,995                   0                52
  Amortization of mortgage
   servicing rights
   and net valuation
   adjustments                  61                   6                 0
  Other non-interest
   expense                   2,593                   9               236
  Income tax expense
   (benefit)                 1,217                  (3)              (23)
  Net income (loss)          1,885                  (5)              (34)
  Total assets             702,155                 210             6,229
  Net interest margin         2.88 %                NM                NM
  Return on average assets    1.09 %             (9.59) %          (3.81) %
  Return on average
   realized common equity    14.38 %            (30.17) %         (11.61) %
NM - Not meaningful



                           Total
                         Reportable                                Consolidated
                          Segments      Other      Eliminations       Total
-------------------------------------------------------------------------------
At or for the three
 months ended
 June 30, 2001:
  Interest income -
   external customers    13,037          105              0             13,142
  Non-interest income -
   external customers     1,422           92              0              1,514
  Earnings (loss) on
   limited partnerships    (339)          14              0               (325)
  Intersegment interest
   income                   834           85           (919)                 0
  Intersegment non-
   interest income          230        1,364         (1,594)                 0
  Interest expense        8,844            3           (919)                 0
  Amortization of mortgage
    servicing rights and
    net valuation
    adjustments             189            0              0                189
  Other non-interest
   expense                3,526          369           (146)             3,749
  Income tax expense
   (benefit)                771           16              0                787
  Minority interest         105            0              0                105
  Net income (loss)       1,449        1,272         (1,449)             1,272
  Total assets          769,696       71,156       (109,507)           731,345
  Net interest margin        NM           NM             NM               2.98
  Return on average assets   NM           NM             NM               0.70
  Return on average
   realized common equity    NM           NM             NM               7.11
At or for the three
 months ended
  June 30, 2000:
  Interest income -
   external customers    12,885          154               0            13,039
  Non-interest income -
   external customers       932            2               0               934
  Earnings (loss) on
   limited partnerships     117          (35)              0                82
  Intersegment interest
   income                     0           64             (64)                0
  Intersegment non-
   interest income          100        1,854          (1,954)                0
  Interest expense        8,047           12             (64)            7,995
  Amortization of mortgage
   servicing rights
   and net valuation
   adjustments               67            0               0                67
  Other non-interest
   expense                2,838          143            (100)            2,881
  Income tax expense
   (benefit)              1,191           (4)              0             1,187
  Net income (loss)       1,846        1,888          (1,854)            1,880
  Total assets          708,594       65,903         (58,288)          716,209
  Net interest margin        NM           NM              NM              2.95%
  Return on average assets   NM           NM              NM              1.06%
  Return on average
   realized common equity    NM           NM              NM             11.07%
NM - Not meaningful


                                            HMN Mortgage Services, Inc.
                                           -----------------------------
                         Home Federal         Mortgage         Mortgage
(Dollars in thousands)   Savings Bank      Servicing Rights     Banking
------------------------------------------------------------------------
At or for the six
 months ended
 June 30, 2001:
  Interest income -
   external customers     $ 25,095                   0             1,373
  Non-interest income -
   external customers        1,519                  28             1,246
  Earnings (loss) on
   limited partnerships       (622)                  0                 0
  Intersegment interest
   income                    1,252                   0                 0
  Intersegment non-
   interest income             381                   0                 0
  Interest expense          16,385                   0             1,345
  Amortization of mortgage
    servicing rights and
    net valuation
    adjustments                284                  46                 0
  Other non-interest
   expense                   6,028                   6             1,048
  Income tax expense         1,699                   0               (28)
  Minority interest            133                   0                 0
  Net income (loss)          2,646                 (24)              254
  Total assets             723,447                 134            46,115
  Net interest margin         2.93 %                NM                NM
  Return on average assets    0.74 %            (29.69)             1.24 %
  Return on average
   realized common equity     9.55 %           (567.43)            44.14 %
At or for the six
 months ended
  June 30, 2000:
  Interest income -
   external customers    $  25,238                   0               116
  Non-interest income -
   external customers        1,209                  29               263
  Earnings (loss) on
   limited partnerships        158                   0                 0
  Intersegment interest
   income                        0                   0                 0
  Intersegment non-
   interest income             191                   0                 0
  Interest expense          15,700                   0                85
  Amortization of mortgage
   servicing rights
   and net valuation
   adjustments                 116                  12                 0
  Other non-interest
   expense                   5,284                  17               483
  Income tax expense
   (benefit)                 2,198                   0               (76)
  Net income (loss)          3,408                   0              (113)
  Total assets             702,155                 210             6,229
  Net interest margin         2.86 %                NM                NM
  Return on average assets    0.99 %             (0.04) %         (10.68) %
  Return on average
   realized common equity    13.10 %             (1.20) %         (26.02) %
NM - Not meaningful



                           Total
                         Reportable                                Consolidated
                          Segments      Other      Eliminations       Total
-------------------------------------------------------------------------------
At or for the six
 months ended
 June 30, 2001:
  Interest income -
   external customers    26,468          216              0             26,684
  Non-interest income -
   external customers     2,793          342              0              3,135
  Earnings (loss) on
   limited partnerships    (622)          (7)             0               (629)
  Intersegment interest
   income                 1,252          173         (1,425)                 0
  Intersegment non-
   interest income          381        2,765         (3,146)                 0
  Interest expense       17,730           15         (1,425)            16,320
Amortization of mortgage
    servicing rights and
    net valuation
    adjustments             330            0              0                330
  Other non-interest
   expense                7,082          497           (270)             7,309
  Income tax expense      1,671           14              0              1,785
  Minority interest         133            0              0                133
  Net income (loss)       2,876        2,863         (2,876)             2,863
  Total assets          769,696       71,156       (109,507)           731,345
  Net interest margin        NM           NM             NM               2.97
  Return on average assets   NM           NM             NM               0.79
  Return on average
   realized common equity    NM           NM             NM               8.13
At or for the six
 months ended
  June 30, 2000:
  Interest income -
   external customers    25,354          346               0            25,700
  Non-interest income -
   external customers     1,501            4               0             1,505
  Earnings (loss) on
   limited partnerships     158          (39)              0               119
  Intersegment interest
   income                     0          127            (127)                0
  Intersegment non-
   interest income          191        3,315          (3,506)                0
  Interest expense       15,785            2            (127)           15,700
  Amortization of mortgage
   servicing rights
   and net valuation
   adjustments              128            0               0               128
  Other non-interest
   expense                5,784          253            (191)            5,846
  Income tax expense
   (benefit)              2,122           28              0              2,150
  Net income (loss)       3,295        3,430          (3,315)            3,410
  Total assets          708,594       65,903         (58,288)          716,209
  Net interest margin        NM           NM              NM              2.94%
  Return on average assets   NM           NM              NM              0.97%
  Return on average
   realized common equity    NM           NM              NM             10.04%
NM - Not meaningful


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

NET INCOME

HMN's net income for the second quarter of 2001 was $1.3 million, a decrease of $608,000, or 32%, compared to net income of $1.9 million for the second quarter of 2000. Basic earnings per share were $0.34 for the quarter ended June 30, 2001, a decrease of $0.14 per share or 29.2%, from $0.48 basic earnings per share for the same quarter of 2000. Diluted earnings per share for the second quarter of 2001 were $0.32, a decrease of $0.15 or 31.9%, from $0.47 for the second quarter of 2000. During the second quarter of 2001, HMN recognized $610,000 of impairment losses on corporate debt securities because the underlying debtor corporation filed for bankruptcy. It also recognized
$333,000 in losses on a limited partnership investment in mortgage servicing assets that declined in value during the quarter. Diluted earnings per share for the second quarter of 2001 decreased by a total of $0.15 due to the impairment losses and the limited partnership losses recognized during the quarter.

HMN's net income for the six months ended June 30, 2001 was $2.9 million, a decrease of $547,000, or 16.0%, compared to net income of $3.4 million for the six month period ended June 30, 2000. Basic earnings per share were $0.77 for the six months ended June 30, 2001, a decrease of $0.10 or 11.5%, from $0.87 for the same six month period in 2000. Diluted earnings per share for the six-month period in 2001 were $0.72, a decrease of $0.12 or 14.3%, from $0.84 for the same six-month period in 2000. During the first six months of 2001, HMN recognized $610,000 of impairment losses on corporate debt securities because the underlying debtor corporation filed for bankruptcy. It also recognized $609,000 losses on a limited partnership investment in mortgage servicing assets that declined in value during the period. Diluted earnings per share for the first six months of 2001 decreased by a total of $0.19 due to the impairment losses and the limited partnership losses recognized during the period.

NET INTEREST INCOME

Net interest income for the second quarter of 2001 was $5.2 million, an increase of $170,000 or 3.4%, compared to $5.0 million for the second quarter of 2000. Interest income for the second quarter of 2001 was $13.1 million, an increase of $103,000 or 0.8%, compared to $13.0 for the second quarter of 2000. Interest income increased by $411,000 due to a $15.2 million net increase in average interest-earning assets from the second quarter of 2000 to the second quarter of 2001. The increase in average interest-earning assets is the result of HMN's emphasis on originating and/or purchasing commercial real estate loans, commercial business loans and consumer loans which generally have higher interest rates and shorter terms to maturity than single family fixed-rate residential loans. Interest income decreased by $308,000 due to a decrease in interest rates from the second quarter of 2000 to the second quarter of 2001. The yield on interest-earning assets decreased from 7.63% at June 30, 2000 to 7.50% at June 30, 2001. During the first six months of 2001 the Federal Reserve Board substantially cut short-term interest rates which in turn caused the yield on the floating rate loan portfolio and the yield on new loans originated to be less than the yields that were earned in the loan portfolio during a comparable period in 2000.

Interest expense was $7.93 million for the second quarter of 2001, a decrease of $67,000 or 0.8%, compared to $7.99 million for the same quarter in 2000. Interest expense on deposit accounts was $4.9 million, an increase of $388,000 or 8.6%, from $4.5 million for the second quarter of 2000. Interest expense on deposits increased because HMN was required to pay higher rates in order to retain the deposits. Interest expense on Federal Home Loan Bank (FHLB) advances was $3.0 million for the second quarter of 2001, a decrease of $455,000 or 13.1%, from $3.5 million for the second quarter of 2000. Interest expense on FHLB advances decreased by $178,000 due to a decline in the average outstanding advances between the two quarters. Interest expense also declined by $277,000 due to a decline in the interest rates paid on FHLB advances between the two quarters. HMN has many advances which are tied to a London Inter-Bank Offer Rates (LIBOR) index and the interest rate on those advances adjusts monthly to changes in the index. During the first six months of 2001 as the Federal Reserve Board reduced short-term interest rates the LIBOR index also decreased.

Net interest margin (net interest income divided by average interest earning assets) for the second quarter of 2001 was 2.98%, a 3 basis point increase, compared to 2.95% for the second quarter of 2000.

Net interest income for the six month period ended June 30, 2001 was $10.4 million, an increase of $365,000 or 3.6%, compared to $10.0 million for the same period of 2000. Interest income for the six month period of 2001 was $26.7 million, an increase of $985,000 or 3.8%, compared to $25.7 million for the same period of 2000. Interest income increased by $663,000 due to an $18.8 million net increase in average interest-earning assets from the six month period of 2000 to the same period of 2001. The increase in average interest-earning assets is the result of HMN's emphasis on originating and/or purchasing commercial real estate loans, commercial business loans and consumer loans which generally have higher interest rates and shorter terms to maturity than single family fixed-rate residential loans. Interest income increased by $317,000 due to higher interest rates being earned on the types of assets being added to the loan and loans held for sale portfolios which replaced lower
yielding assets in the securities portfolio.   The change in asset mix improved
the yield on interest earning assets from 7.55% at June 30, 2000 to 7.65% at June 30, 2001 despite the fact that interest rates declined from the first six months of 2000 to the same period in 2001.

Interest expense was $16.3 million for the six months ended June 30, 2001, an increase of $620,000 or 3.9%, compared to $15.7 million for the same six month period of 2000. Interest expense on deposits was $10.0 million for the six month period ended June 30, 2001, an increase of $1.1 million or 12.6%,
compared to $8.9 million for the same period of 2000.   Interest expense on
deposits increased because HMN was required to pay higher rates in order to retain the deposits. Interest expense on FHLB advances was $6.3 million for the six month period of 2001, a decrease of $493,000 or 7.2%, from $6.8 million for the same period of 2000. Interest expense decreased by $224,000 due to a $7.5 million decrease in the average outstanding advances from the FHLB. Interest expense decreased by $269,000 due to a decrease in the cost of borrowing from the FHLB. HMN has many advances which are tied to a London Inter-Bank Offer Rates (LIBOR) index and the interest rate on those advances adjusts monthly to changes in the index. During 2001 as the Federal Reserve Board reduced short-term interest rates the LIBOR index also decreased. The average interest rate paid on average interest-bearing liabilities was 5.11% during the six months ended June 30, 2001, compared to 4.99% for the same period of 2000.


Net interest margin (net interest income divided by average interest earning assets) for the six months ended June 30, 2001, was 2.97%, an increase of 3 basis points, compared to 2.94% for the same period of 2000.


PROVISION FOR LOAN LOSSES

*The provision for loan losses for the second quarter ended June 30, 2001 was $300,000, an increase of $255,000, or 567.0%, compared to $45,000 for the second quarter of 2000. The provision for loan losses for the six months ended June 30, 2001 was $450,000, an increase of $360,000, or 400.0% compared to $90,000 for the same six month period ended in 2000. The provision is the result of management's evaluation of the composition of the loan portfolio, the historical level of non-performing loans, increases in loan charge-off experience, and its assessment of the general economic conditions in the geographic area where properties securing the loan portfolio are located such as national and regional unemployment data, local single family construction permits and local economic growth rates. Management's evaluation of probable losses inherent in the loan portfolio revealed conditions that resulted in increasing the 2001 loan loss provision compared to the provision for 2000. This increase was due primarily to the growth that was experienced in the commercial and consumer loan portfolios. HMN will continue to monitor its allowance for losses as these conditions dictate. Future economic conditions and other unknown factors will impact the need for future provisions for loan losses. As a result, no assurances can be given that increases in the allowance for loan losses will not be required during future periods.

A reconciliation of HMN's allowance for loan losses is summarized as follows:

                                           2001           2000
                                      ------------- ---------------
Balance at January 1,                   $3,143,746     $ 3,273,311
Provision                                  450,000          90,000
Charge-offs                                (68,830)         (2,993)
Recoveries                                     326             425
                                       -----------    ------------
Balance at June 30,                    $ 3,525,242     $ 3,360,743
                                       ===========    ============

NON-INTEREST INCOME

Non-interest income was $1.2 million for the second quarter of 2001, an increase of $172,000, or 16.9%, from $1.0 million for the second quarter of 2000. Non-interest income increased by $1.2 million primarily due to increased gains recognized on the sale of single family residential loans and increased fees collected. Interest rates on fixed rate single family residential loans were very favorable during the second quarter of 2001, which caused the loan volume of new home purchases and existing home refinances in HMN's markets to exceed our expectations. Since HMN sells the majority of its fixed rate single family loan activity, gain on the sale of loans improved from the second quarter of 2000 to the second quarter of 2001. The increase in non-interest income was offset by a $645,000 decline in gain on the sale of securities and a $407,000 decrease in earnings from limited partnerships. Gain on the sale of securities declined primarily due to a $610,000 impairment loss recognized in the securities portfolio. The low interest rates on single family home loans have caused many homeowners to refinance their mortgages. The increased refinance volume has caused the value of HMN's investment in a limited partnership that invests in mortgage servicing rights to decline.


Non-interest income was $2.5 million for the six months ended June 30, 2001, an increase of $881,000, or 54.3%, from $1.6 million for the same six month period of 2000. Non-interest income increased by $2.0 million primarily due to increased gains recognized on the sale of single family residential loans and increased fees collected. Interest rates on fixed rate single family residential loans were very favorable during 2001, which caused the loan volume of new home purchases and home refinances in HMN's markets to exceed our
expectations.    Since HMN sells the majority of its fixed rate single family loan activity, gain on the sale of loans improved from 2000 to 2001. The increase in non-interest income was offset by a $298,000 decline in gain on the sale of securities and a $747,000 decrease in earnings from limited partnerships. Gain on the sale of securities declined primarily due to a $610,000 impairment loss recognized in the securities portfolio during the second quarter of 2001. The low interest rates on single family home loans have caused many homeowners to refinance their mortgages. The increased refinance volume has caused the value of HMN's investment in a limited partnership that invests in mortgage servicing rights to decline.



* This paragraph contains a forward-looking statement(s). Refer to information regarding Forward-looking Information on page 25 of this discussion.

NON-INTEREST EXPENSE

Non-interest expense was $3.9 million for the second quarter of 2001, an increase of $1.0 million or 33.6%, from $2.9 million for the second quarter of 2000. Compensation and benefits expense increased by $554,000, or 37.2%, due primarily to increased commissions being paid on more loan production, increased claims experience for the self funded health benefit plan, annual pay increases and increases in the number of employees in the work force.
Occupancy costs increased by $49,000 primarily due to additional depreciation on remodeled facilities and other costs related to equipment. Amortization of mortgage servicing rights, net of valuation adjustments and servicing costs increased by $119,000 due to a change in the estimated time over which the servicing fees will be collected. Advertising expenses and other expense increased a total of $218,000 between the two quarters. The increase in other expenses is partially due to the increased loan origination and brokerage activity.

Non-interest expense was $7.64 million for the six months ended June 30, 2001, an increase of $1.67 million or 27.9%, from $5.97 million for the same six month period of 2000. Compensation and benefits expense increased by $770,000, or 24.2%, due primarily to increased commissions being paid on increased loan production, annual pay increases, increases in the number of employees in the work force and an increase in claims on the self funded health benefit plan. Occupancy costs increased by $189,000 primarily due to additional depreciation on remodeled facilities and other costs related to equipment. Amortization of mortgage servicing rights, net of valuation adjustments and servicing costs increased by $191,000 due to a change in the estimated time over which the servicing fees will be collected. Advertising expenses and other expenses increased a total of $420,000 between the two six month periods. The increase in other expenses is partially due to the increased loan origination and brokerage activity.

INCOME TAX EXPENSE

Income tax expense was $787,000 for the second quarter of 2001, a decrease of $400,000 compared to $1.2 million for the second quarter of 2000. Income tax expense was $1.8 million for the six months ended June 30, 2001, a decrease of $365,000 compared to $2.2 million for the same six month period of 2000. The decreases in income taxes are primarily due to decreases in taxable income.

NON-PERFORMING ASSETS

The following table sets forth the amounts and categories of non-performing assets in the Bank's portfolio at June 30, 2001 and December 31, 2000.


                                          June 30,    December 31,
(Dollars in Thousands)                      2001          2000
                                        -----------   ------------
Non-Accruing Loans
  One-to-four family real estate       $     498            775
  Nonresidential real estate                  68              0
  Consumer                                    91            142
  Commercial business                        563             95
                                          ------        -------
  Total                                    1,220          1,012
                                          ------        -------
Accruing loans delinquent 90
  days or more                                 6            405
Other assets                               1,390              0
Foreclosed Assets
Real estate:
One-to-four family                             0            195
                                          ------        -------
   Total non-performing assets        $    2,616       $  1,612
                                          ======        =======
Total as a percentage of total assets       0.36%          0.23%
                                          ======        =======
Total non-performing loans            $    1,220       $  1,417
                                          ======        =======
Total as a percentage of total
   loans receivable, net                    0.24%          0.27%
                                          ======        =======

Total non-performing assets at June 30, 2001 were $2,616,000, an increase of $1,004,000, from $1,612,000 at December 31, 2000. The net increase of $1,004,000 was the result of a $208,000 increase in non-accruing loans, a $1,390,000 increase in non-accruing investments due to bankruptcy filed by the underlying debtors, which were offset by a $399,000 decrease in accruing loans delinquent 90 days or more and a decrease of $195,000 in real estate owned.

DIVIDENDS

On July 24, 2001 HMN declared a cash dividend of $.14 per share, payable on September 11, 2001 to shareholders of record on August 28, 2001.

During 2001, HMN has declared and paid dividends as follows:

Record date        Payable date     Dividend per share   Dividend Payout Ratio
----------------   -------------   -------------------   ---------------------
February 22, 2001  March 8, 2001         $0.12                 29.27%
April 24, 2001     June 11, 2001         $0.12                 30.0 %

The annualized dividend payout ratio for the past four quarters, ending with the September 11, 2001 payment will be 31.85%.

The declaration of dividends are subject to, among other things, HMN's financial condition and results of operations, the Bank's compliance with its regulatory capital requirements, including the fully phased-in capital requirements, tax considerations, industry standards, economic conditions, regulatory restrictions, general business practices and other factors.

LIQUIDITY


For the six months ended June 30, 2001, the net cash used by operating activities was $33.4 million. HMN collected $15.0 million from the sale of securities, $14.0 million from principal repayments and the maturity of securities and $312,000 in proceeds from the sale of real estate. It purchased premises and equipment of $875,000 and net loans receivable decreased by $14.2 million due to loan prepayments and payoffs. HMN had a net decrease in deposit balances of $9.3 million for the six month period. It received net proceeds of $17.9 million from FHLB advances and $237,000 from increased advance payments from borrowers for taxes and insurance. HMN received $125,000 from the sale of a minority interest in HFMS and it also received $190,506 related to the exercise of HMN stock options. HMN purchased $74,000 of its own stock and paid $816,000 in dividends to its shareholders.

*HMN has certificates of deposits with outstanding balances of $237.2 million that come due over the next 12 months. Based upon past experience management anticipates that the majority of the deposits will renew for another term. HMN believes that deposits that do not renew will be replaced with deposits from other customers, or funded with advances from the FHLB, or will be funded through the sale of securities. Management does not anticipate that it will have a liquidity problem due to maturing deposits.

*HMN has $25.0 million of FHLB advances which mature after 2003 but have call features that can be exercised by the FHLB during the next 12 months. If the call features are exercised HMN has the option of requesting any advance otherwise available to it pursuant to the Credit Policy of the FHLB. HMN also has $18.5 million of FHLB advances which will mature during the next 12 months. Since HMN has the ability to request another advance to replace the advance that is being called or is maturing, management does not anticipate that it will have a liquidity problem due to advances being called by the FHLB during the next 12 month period.


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

*HMN utilizes a model which uses the discounted cash flows from its interest-earning assets and its interest-bearing liabilities to calculate the current market value of those assets and liabilities. The model also calculates the changes in market value of the interest-earning assets and
interest-bearing liabilities due to different interest rate changes.   HMN
believes that over the next twelve months interest rates could conceivably fluctuate in a range of 200 basis points up or down from where the rates were at June 30, 2001. HMN does not have a trading portfolio. The following table discloses the projected changes in market value to HMN's interest-earning assets and interest-bearing liabilities based upon incremental 100 basis point changes in interest rates from interest rates in effect on June 30, 2001.

* This paragraph contains a forward-looking statement(s). Refer to information regarding Forward-looking Information on page 25 of this discussion.

----------------------------------------------------------------------------
Other than trading portfolio            Market Value
                          --------------------------------------------------
(Dollars in thousands)
Basis point change
in interest rates             -200        -100       0       +100     +200
-----------------------------------------------------------------------------
Cash equivalents           $32,029      32,019      32,009   31,998   31,988
Securities available
 for sale:
  Fixed-rate CMOs           10,734      10,776      10,639   10,316    9,970
  Variable-rate CMOs        55,660      56,060      57,480   57,874   57,807
  Fixed-rate available
   for sale mortgage-backed
   and related securities    2,885       2,837       2,747    2,659    2,563
  Variable-rate available
   for sale mortgage-
   backed and related
   securities                1,600       1,593       1,587    1,578    1,570
  Fixed-rate available for
   sale other marketable
   securities               43,018      41,881      40,741   39,447   38,318
  Variable-rate available
   for sale other
   marketable securities       112         110         115      111      111
  Federal Home Loan Bank
   stock                    12,221      12,211      12,245   12,190   12,180
Fixed-rate loans held
 for sale                   49,072      48,278      46,608   44,934   44,144
Loans receivable, net:
  Fixed-rate real estate
   loans                   245,937     242,198     235,653  227,945  220,319
  Variable-rate real
   estate loans            148,479     145,755     143,169  140,654  138,291
  Fixed-rate other loans    76,173      75,485      77,815   76,055   74,492
  Variable-rate other loans 66,203      65,049      63,917   63,355   62,981
Mortgage servicing
 rights, net                   598       1,032       1,632    1,959    1,900
Investment in limited
 partnerships                1,286       1,564       2,209    2,549    2,673
                           -------     -------      ------   ------   ------
Total market risk
 sensitive assets          746,007     736,848     728,566  713,624  699,307
                           -------     -------     -------  -------  -------
NOW deposits                46,400       46,400     46,400   46,400   46,400
Passbook deposits           32,605       32,605     32,605   32,605   32,605
Money market deposits       37,501       37,501     37,501   37,501   37,501
Certificate deposits       295,932      295,932    295,932  295,932  295,932
Fixed-rate Federal Home
 Loan Bank advances        179,590      171,018    163,993  162,340  160,363
Variable-rate Federal
 Home Loan Bank advances    77,585       77,555     77,524   77,492   77,461
                           -------     --------    -------   ------   ------
Total market risk
 sensitive liabilities     669,613      661,011    653,955  652,270  650,262
                           -------     --------    -------  -------  -------
Off-balance sheet
 financial instruments:
Commitments to extend
 credit                      3,799        2,505          0   (3,260)  (4,536)
Commitments to sell or
 deliver loans              (5,704)      (3,749)         0    4,743    6,676
                           -------     --------    -------  -------   ------
Net market risk          $  78,299       77,081     74,611   59,871   46,905
                           =======     ========    =======  =======  =======
Percentage change from
 current market value         4.94%        3.31%      0.00%  (19.76)% (37.13)%
                           =======     ========    =======  =======  =======
----------------------------------------------------------------------------


The preceding table was prepared utilizing the following assumptions (the "Model Assumptions") regarding prepayment and decay ratios which were determined by management based upon their review of historical prepayment speeds and future prepayment projections. Fixed rate loans were assumed to prepay at annual rates of between 7% to 37%, depending on the note rate and the period to maturity. Adjustable rate mortgages ("ARMs") were assumed to prepay at annual rates of between 11% and 28%, depending on the note rate and the period to maturity. Growing Equity Mortgage (GEM) loans were assumed to prepay at annual rates of between 7% and 37% depending on the note rate and the period to maturity. Mortgage-backed securities and Collateralized Mortgage Obligations (CMOs) were projected to have prepayments based upon the underlying collateral securing the instrument and the related cash flow priority of the CMO tranche owned. Certificate accounts were assumed not to be withdrawn until maturity. Passbook and money market accounts were assumed to decay at an annual rate of 9%. FHLB advances were projected to be called at the first call date where the projected interest rate on similar remaining term advances exceeded the interest rate on HMN's callable advance.

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

ASSET/LIABILITY MANAGEMENT

*HMN's management reviews the impact that changing interest rates will have on its net interest income projected for the twelve months following June 30, 2001 to determine if its current level of interest rate risk is acceptable. The following table projects the estimated annual impact on net interest income of immediate interest rate changes called rate shocks.

               Rate Shock          Net Interest        Percentage
               in Basis Points        Income             Change
               ---------------    --------------      ------------
                    +200                24,443              1.68 %
                    +100                24,673              2.64 %
                    0                   24,039              0.00 %
                    -100                22,043             -8.30 %
                    -200                19,904            -17.20 %

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

     PROVISION FOR LOAN LOSSES
     The provision for loan losses for the second quarter ended June 30, 2001 was $300,000, an increase of $255,000, or 567.0%, compared to $45,000 for the second quarter of 2000. The provision for loan losses for the six months ended June 30, 2001 was $450,000, an increase of $360,000, or 400.0% compared to $90,000 for the same six month period ended in 2000. The provision is the result of management's evaluation of the composition of the loan portfolio, the historical level of non-performing loans, increases in loan charge-off experience, and its assessment of the general economic conditions in the geographic area where properties securing the loan portfolio are located such as national and regional unemployment data, local single family construction permits and local economic growth rates. Management's evaluation of probable losses inherent in the loan portfolio revealed conditions that resulted in increasing the 2001 loan loss provision compared to the provision for 2000. This increase was due primarily to the growth that was experienced in the commercial and consumer loan portfolios. HMN will continue to monitor its allowance for losses as these conditions dictate. Future economic conditions and other unknown factors will impact the need for future provisions for loan losses. As a result, no assurances can be given that increases in the allowance for loan losses will not be required during future periods.

     LIQUIDITY
     HMN has certificates of deposits with outstanding balances of $237.2 million that come due over the next 12 months. Based upon past experience management anticipates that the majority of the deposits will renew for another term. HMN believes that deposits that do not renew will be replaced with deposits from other customers, or funded with advances from the FHLB, or will be funded through the sale of securities. Management does not anticipate that it will have a liquidity problem due to maturing deposits.

     HMN has $25.0 million of FHLB advances which mature after 2003 but have call features that can be exercised by the FHLB during the next 12 months. If the call features are exercised HMN has the option of requesting any advance otherwise available to it pursuant to the Credit Policy of the FHLB. HMN also has $18.5 million of FHLB advances which will mature during the next 12 months. Since HMN has the ability to request another advance to replace the advance that is being called or is maturing, management does not anticipate that it will have a liquidity problem due to advances being called by the FHLB during the next 12 month period.

     Competitive pricing by other institutions, the desire of a competitor to pay interest rates on deposits that are above the current rates paid by HMN, or the desire by customers to put more of their funds into nontraditional bank products such as stocks and bonds could be circumstances that would cause the maturing certificates to become a liquidity problem.

     MARKET RISK
     HMN utilizes a model which uses the discounted cash flows from its interest-earning assets and its interest-bearing liabilities to calculate the current market value of those assets and liabilities. The model also calculates the changes in market value of the interest-earning assets and
     interest-bearing liabilities due to different interest rate changes.   HMN
     believes that over the next twelve months interest rates could conceivably fluctuate in a range of 200 basis points up or down from where the rates were at June 30, 2001. HMN does not have a trading portfolio. The following table discloses the projected changes in market value to HMN's interest-earning assets and interest-bearing liabilities based upon incremental 100 basis point changes in interest rates from interest rates in effect on June 30, 2001.

     Certain shortcomings are inherent in the method of analysis presented in the foregoing table. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates. The model assumes that the difference between the current interest rate being earned or paid compared to a treasury instrument or other interest index with a similar term to maturity (the "Interest Spread") will remain constant over the interest changes disclosed in the table. Changes in Interest Spread could impact projected market value changes. Certain assets, such as ARMs, have features which restrict changes in interest rates on a short-term basis and over the life of the assets. The market value of the interest-bearing assets which are approaching their lifetime interest rate caps could be different from the values disclosed in the table. In the event of a change in interest rates, prepayment and early withdrawal levels may deviate significantly from those assumed in calculating the table in the market risk section. The ability of many borrowers to service their debt may decrease in the event of an interest rate increase.


     ASSET/LIABILITY MANAGEMENT
     HMN's management reviews the impact that changing interest rates will have on its net interest income projected for the twelve months following June 30, 2001 to determine if its current level of interest rate risk is acceptable. The table in the asset/liability section projects the estimated annual impact on net interest income of immediate interest rate changes called rate shocks.

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

ITEM 1.   Legal Proceedings.

     None.

ITEM 2.   Changes in Securities and Use of Proceeds.

     Not applicable.

ITEM 3.   Defaults Upon Senior Securities.

     Not applicable.

ITEM 4.   Submission of Matters to a Vote of Security Holders.

     The Annual Meeting of Stockholders of the Company was held on April 24, 2001 at 10:00 a.m.

The following is a record of the votes cast in the election of directors of the
Company:

                               For            Withhold
Term expiring in 2004:
Susan K. Kolling            2,978,492          297,764
Roger P. Weise              3,112,116          164,140
Richard J. Ziebell *        3,173,129          103,127

Terms for Directors continuing in office are as follows:

                              Term
     Michael McNeil           2003
     Timothy P. Johnson       2002
     Duane D. Benson          2003
     Timothy R. Geisler       2002
     Allan R. DeBoer          2002
     Mahlon C. Schneider      2003

Accordingly the individuals named above were declared to be duly elected directors of the Company for terms to expire as stated above.

The following is a record of the votes cast in the approval of the HMN Financial, Inc. 2001 Omnibus Stock Plan (the "Plan") and reservation of 400,000 shares under the Plan.

                    NUMBER         PERCENTAGE OF
                    OF VOTES       VOTES ACTUALLY CAST
FOR                 1,883,575           57.49%

AGAINST             398,708             12.17%

ABSTAIN             354,332             10.82%

BROKER NON-VOTE     639,641             19.52%

     * Mr. Ziebell has resigned from his position on the Board of Directors effective June 30, 2001.

The following is a record of the votes cast in respect of the proposal to ratify the appointment of KPMG LLP as the Company's auditors for the fiscal year ending December 31, 2001.

                    NUMBER         PERCENTAGE OF
                    OF VOTES       VOTES ACTUALLY CAST
FOR                 3,245,488           99.06%

AGAINST             19,613              0.60%

ABSTAIN             11,155              0.34%

BROKER NON-VOTE          0              0.00%

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

HMN FINANCIAL, INC.
Registrant


Date:   August 13, 2001       /s/ Michael McNeil
                              Michael McNeil,
                              President
                              (Principal Executive Officer)


Date:   August 13, 2001       /s/ Timothy P. Johnson
                              Timothy P. Johnson,
                              Chief Financial Officer
                              (Principal Financial Officer)

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