Form 10-Q
period 2001-09-30
HMN FINANCIAL INC
filed 2001-11-13
CIK 921183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) FOR THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 0-24100

HMN FINANCIAL, INC.

(Exact name of Registrant as specified in its Charter)
Delaware	41-1777397
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
1016 Civic Center Drive N.W., Rochester, MN	55901
(Address of principal executive offices)	(ZIP Code)
Registrant's telephone number, including area code:	(507) 535-1200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's common stock as of the latest practicable date.

Class	Outstanding at November 5, 2001
Common stock, $0.01 par value	4,474,633

HMN FINANCIAL, INC.

CONTENTS
PART I - FINANCIAL INFORMATION
		Page
Item 1:	Financial Statements (unaudited)

	Consolidated Balance Sheets at September 30, 2001 and December 31, 2000	3

	Consolidated Statements of Income for the Three Months Ended and Nine Months Ended September 30, 2001 and 2000	4

	Consolidated Statements of Comprehensive Income for the Three Months Ended and Nine Months Ended September 30, 2001 and 2000	5

	Consolidated Statement of Stockholders' Equity for the Nine Month Period Ended September 30, 2001	6

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2001 and 2000	7

	Notes to Consolidated Financial Statements	8-16

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations	17-27

Item 3:	Quantitative and Qualitative Disclosures about Market Risk Discussion included in Item 2 under Market Risk	22

PART II - OTHER INFORMATION

Item 1:	Legal Proceedings	28

Item 2:	Changes in Securities	28

Item 3:	Defaults Upon Senior Securities	28

Item 4:	Submission of Matters to a Vote of Security Holders	28

Item 5:	Other Information	28

Item 6:	Exhibits and Reports on Form 8-K	28

Signatures		29

PART I - FINANCIAL STATEMENTS
HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited)
	September 30,	December 31,
	2001	2000
Assets
Cash and cash equivalents	$21,323,890	14,416,861
Securities available for sale:
Mortgage-backed and related securities
(amortized cost $68,980,417 and $76,199,237)	68,585,161	75,379,719
Other marketable securities
(amortized cost $27,733,590 and $66,392,057)	27,323,650	63,826,770

	95,908,811	139,206,489

Loans held for sale	66,649,654	7,861,029
Loans receivable, net	499,543,166	518,765,209
Accrued interest receivable	3,653,459	4,311,747
Federal Home Loan Bank stock, at cost	12,245,000	12,245,000
Mortgage servicing rights, net	1,683,435	1,188,928
Premises and equipment, net	10,449,188	9,459,710
Investment in limited partnerships	2,313,844	2,838,364
Goodwill	3,845,947	3,980,974
Core deposit intangible	708,561	794,363
Prepaid expenses and other assets	3,102,120	947,201

Total assets	$721,427,075	716,015,875

Liabilities and Stockholders' Equity
Deposits	$429,413,828	421,690,548
Federal Home Loan Bank advances	209,800,000	221,900,000
Accrued interest payable	1,100,370	1,575,521
Advance payments by borrowers for taxes and insurance	1,162,086	650,348
Accrued expenses and other liabilities	6,616,418	3,355,110
Deferred tax liabilities	1,062,200	218,700

Total liabilities	649,154,902	649,390,227

Commitments and contingencies
Minority interest	(27,665)	0
Stockholders' equity:
Serial preferred stock: ($.01 par value)
authorized 500,000 shares; issued and outstanding none	0	0
Common stock ($.01 par value):
authorized 11,000,000; issued shares 9,128,662	91,287	91,287
Additional paid-in capital	59,201,120	59,584,176
Retained earnings, subject to certain restrictions	76,918,955	73,380,588
Accumulated other comprehensive loss	(672,730)	(2,037,005)
Unearned employee stock ownership plan shares	(5,173,036)	(5,318,067)
Unearned compensation restricted stock awards	(7,350)	(9,800)
Treasury stock, at cost 4,654,029 and 4,737,521 shares	(58,058,408)	(59,065,531)

Total stockholders' equity	72,299,838	66,625,648

Total liabilities and stockholders' equity	$721,427,075	716,015,875

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(unaudited)
	Three Months Ended September 30, 2001 2000		Nine Months Ended September 30, 2001 2000

Interest income:
Loans receivable	$11,057,446	10,384,591	33,605,383	29,780,905
Securities available for sale:
Mortgage-backed and related	893,913	1,680,791	3,171,869	5,138,967
Other marketable	441,500	1,186,633	1,931,904	3,532,915
Cash equivalents	65,571	54,957	137,107	158,198
Other	117,777	218,536	414,505	614,471

Total interest income	12,576,207	13,525,508	39,260,768	39,225,456

Interest expense:
Deposits	4,636,529	4,999,104	14,607,907	13,857,269
Federal Home Loan Bank advances	2,851,114	3,564,404	9,199,980	10,406,426
Other borrowed money	0	4,615	0	4,615

Total interest expense	7,487,643	8,568,123	23,807,887	24,268,310

Net interest income	5,088,564	4,957,385	15,452,881	14,957,146
Provision for loan losses	300,000	45,000	750,000	135,000

Net interest income after provision
for loan losses	4,788,564	4,912,385	14,702,881	14,822,146

Non-interest income:
Fees and service charges	417,116	356,045	1,131,667	960,988
Mortgage servicing fees	113,908	95,570	328,139	251,477
Securities gains (losses), net	71,338	(5,305)	(260,958)	(39,106)
Gain on sales of loans	473,857	337,921	2,670,563	814,498
Earnings (losses) in limited
Partnerships	104,896	(40,974)	(523,643)	77,873
Unrealized gains on derivatives	118,024	0	62,750	0
Other	119,908	120,829	449,859	422,701

Total non-interest income	1,419,047	864,086	3,858,377	2,488,431

Non-interest expense:
Compensation and benefits	1,924,282	1,482,346	5,879,340	4,666,664
Occupancy	528,192	490,653	1,607,983	1,380,970
Federal deposit insurance premiums	19,841	20,784	60,613	63,018
Advertising	94,914	92,944	295,057	225,329
Data processing	238,728	202,655	710,482	579,284
Amortization of mortgage servicing
rights, net of valuation adjustments
and servicing costs	157,850	84,246	493,888	229,526
Other	812,812	622,901	2,302,096	1,826,191

Total noninterest expense	3,776,619	2,996,529	11,349,459	8,970,982

Income before income tax expense	2,430,992	2,779,942	7,211,799	8,339,595
Income tax expense	571,285	1,076,500	2,356,185	3,226,300

Income before minority interest	1,859,707	1,703,442	4,855,614	5,113,295
Minority interest	(163,373)	0	(30,493)	0

Net income	$2,023,080	1,703,442	4,886,107	5,113,295

Basic earnings per share	$0.53	0.45	1.30	1.32

Diluted earnings per share	$0.50	0.44	1.23	1.28

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(unaudited)

		Three Months Ended September 30,
		2001			2000

Net income	$			2,023,080			1,703,442
Other comprehensive income, net of tax:
Unrealized losses on hedging valuation		(218,985)			0
Less: minority interest in hedging valuation		(91,484)			0

Net unrealized losses on hedging valuation			(127,501)			0
Unrealized gains (losses) on securities:
Unrealized holding (losses) gains arising during period		(555,035)			419,982
Less: reclassification adjustment for gains (losses)
included in net income		43,038			(3,261)

Net unrealized (losses) gains on securities			(598,073)			423,243

Other comprehensive income (loss)				(725,574)			423,243

Comprehensive income	$			1,297,506			2,126,685

		Nine Months Ended September 30,
		2001			2000

Net income	$			4,886,107			5,113,295
Other comprehensive income, net of tax:
Unrealized losses on hedging valuation		(300,606)			0
Less: minority interest in hedging valuation		(122,173)			0

Net unrealized losses on hedging valuation			(178,433)			0
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period		1,388,158			(260,448)
Less: reclassification adjustment for gains (losses)
included in net income		(154,550)			(24,039)

Net unrealized gains (losses) on securities			1,542,708			(236,409)

Other comprehensive income (loss)				1,364,275			(236,409)

Comprehensive income	$			6,250,381			4,876,886

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders' Equity

For the Nine Month Period Ended September 30, 2001

(unaudited)

					Unearned
				Accumulated	Employee	Unearned
				Other	Stock	Compensation		Total
		Additional		Comprehensive	Ownership	Restricted		Stock-
	Common	Paid-in	Retained	Income	Plan	Stock	Treasury	Holders'
	Stock	Capital	Earnings	(Loss)	Shares	Awards	Stock	Equity

Balance, December 31, 2000	$ 91,287	59,584,176	73,380,588	(2,037,005)	(5,318,067)	(9,800)	(59,065,531)	66,625,648
Net income			4,886,107					4,886,107
Other comprehensive income				1,364,275				1,364,275
Treasury stock purchases							(74,152)	(74,152)
Employee stock options
exercised		(605,689)					1,081,275	475,586
Tax benefits of exercised
stock options		148,262						148,262
Tax expenses of restricted
stock awards		(2,479)						(2,479)
Amortization of restricted
stock awards						2,450		2,450
Dividends paid			(1,347,740)					(1,347,740)
Earned employee stock
ownership plan shares		76,850			145,031			221,881

Balance, September 30, 2001	$ 91,287	59,201,120	76,918,955	(672,730)	(5,173,036)	(7,350)	(58,058,408)	72,299,838

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,

	2001	2000

Cash flows from operating activities:
Net income	$4,886,107	5,113,295
Adjustments to reconcile net income to cash provided (used) by operating activities:
Provision for loan losses	750,000	135,000
Depreciation	754,227	671,768
Amortization of (discounts) premiums, net	72,127	(47,077)
Amortization of deferred loan fees	(390,794)	(146,612)
Amortization of goodwill	135,027	135,018
Amortization of core deposit intangible	85,802	174,330
Amortization of other purchase accounting adjustments	9,025	(43,833)
Amortization of mortgage servicing rights and net valuation adjustments	493,829	205,301
Capitalized mortgage servicing rights	(990,324)	(266,704)
Deferred income taxes	125,000	80,500
Securities losses, net	260,958	39,106
Gain on sales of real estate	(17,293)	0
Gain on sales of loans	(2,670,653)	(814,498)
Proceeds from sale of loans held for sale	568,937,142	80,680,103
Disbursements on loans held for sale	(623,170,040)	(81,166,406)
Unrealized gains on derivatives	(62,750)	0
Principal collected on loans held for sale	154,425	23,797
Amortization of restricted stock awards	2,450	84,871
Amortization of unearned ESOP shares	145,031	145,368
Earned employee stock ownership shares priced above original cost	76,850	38,144
Decrease (increase) in accrued interest receivable	658,288	(183,668)
Increase (decrease) in accrued interest payable	(475,151)	570,914
Equity (earnings) losses of limited partnerships	523,643	(77,873)
Equity losses of minority interest	(30,493)	0
Increase in other assets	(2,214,259)	(381,108)
Increase in other liabilities	2,044,898	955,042
Other, net	(33,054)	16,593

Net cash provided (used) by operating activities	(49,939,982)	5,941,371

Cash flows from investing activities:
Proceeds from sales of securities available for sale	19,135,721	28,005,499
Principal collected on securities available for sale	13,667,575	6,220,154
Proceeds collected on maturity of securities available for sale	12,695,000	7,500,000
Purchases of securities available for sale	0	(15,855,692)
Proceeds from sales of loans receivable	12,156	204,264
Purchase of Federal Home Loan Bank stock	0	(775,000)
Net decrease (increase) in loans receivable	17,585,021	(41,350,562)
Proceeds from sale of real estate	316,797	0
Purchases of premises and equipment	(1,743,705)	(1,338,082)

Net cash provided (used) by investing activities	61,668,565	(17,389,419)

Cash flows from financing activities:
Increase in deposits	7,588,014	23,391,689
Purchase of treasury stock	(74,152)	(5,091,726)
Stock options exercised	475,586	601,144
Dividends to stockholders	(1,347,740)	(1,217,963)
Proceeds from Federal Home Loan Bank advances	259,700,000	162,800,000
Repayment of Federal Home Loan Bank advances	(271,800,000)	(164,300,000)
Minority interest in mortgage services	125,000	0
Increase in advance payments by borrowers for taxes and insurance	511,738	172,961

Net cash (used) provided by financing activities	(4,821,554)	16,356,105

Increase in cash and cash equivalents	6,907,029	4,908,057
Cash and cash equivalents, beginning of period	14,416,861	9,051,380

Cash and cash equivalents, end of period	$21,323,890	13,959,437

Supplemental cash flow disclosures:
Cash paid for interest	$24,283,038	23,697,396
Cash paid for income taxes	2,168,000	1,720,800
Supplemental noncash flow disclosures:
Loans securitized and transferred to securities available for sale	0	11,129,146
Loans transferred to loans held for sale	1,216,509	1,029,517
Transfer of loans to real estate	86,123	244,258
Transfer of real estate to loans	0	50,140

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

September 30, 2001 and 2000

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

(2) Basis of Preparation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of comprehensive income, consolidated statements of stockholders' equity and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments consisting of only normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The statement of income for the three month and nine month periods ended September 30, 2001 are not necessarily indicative of the results which may be expected for the entire year.

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

And finally, any unamortized negative goodwill and negative equity-method goodwill existing at the date SFAS No. 142 is adopted must be written off as the cumulative effect of a change in accounting principle.

On January 1, 2002 the adoption date, HMN expects to have unamortized goodwill in the amount of $3,800,938, unamortized identifiable intangible assets in the amount of $685,509 and no unamortized negative goodwill , all of which will be subject to the transition provisions of SFAS No. 141 and 142. Amortization expense related to goodwill was $180,024 and $135,027 for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively. Because of the extensive effort needed to comply with adopting SFAS No. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on HMN's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets. This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, And Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). The Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. Management is currently studying the impact of adopting SFAS No. 144.

(4) Derivative Instruments and Hedging Activities

HMN adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, in the first quarter of 2001 when it had an outstanding interest rate swap of $10 million. A transition adjustment of $75,637 was recorded on January 1, 2001 as a debit to other assets and also as a credit to the related certificate of deposit.

The swap for $10 million was called in July 2001, and HMN simultaneously called the CD relating to that swap. In July HMN entered into another interest rate swap for $15 million. Under the new interest rate swap, HMN pays interest based upon the three month London Inter-Bank Offer Rate (LIBOR) and receives interest payments based upon a fixed rate of 6.0% on a notional value of $15 million in a fair value hedge with no ineffectiveness. The hedge is offsetting a callable certificate of deposit for $15 million that was issued by HMN. On September 30, 2001 the interest rate swap was marked to a market value of $135,266 which is included in other assets and the corresponding certificate of deposit was adjusted to the same value and is reflected in deposits in the consolidated balance sheet of HMN. The interest rate swap was deemed to be totally effective and therefore no gain or loss was recorded in the income statement.

HMN originates and purchases single family residential loans for sale into the secondary market and enters into commitments to sell or securitize those loans in order to mitigate the interest rate risk associated with holding the loans until they are sold. At the beginning of the second quarter, commitments to sell Loans Held for Sale were designated as a cash flow hedge of a forecasted transaction and were accounted for in accordance with SFAS No. 133. On September 30, 2001, the carrying value of the derivatives were marked to market by a $493,600 credit to Loans Held for Sale, a deferred tax asset was established for $193,000 and other comprehensive loss was debited for $300,600. The derivative adjustment in the balance sheet is a consolidated number that is partially owned by a minority interest. The adjustment to other comprehensive loss was $122,200 related to the minority interest and therefore the net adjustment to other comprehensive loss for HMN was $178,400.

As the Loans Held for Sale are ultimately sold, the losses currently in accumulated other comprehensive income will be reclassified in the gains and losses on sale of loans in the income statement. It is estimated that all of the Loans Held for Sale at September 30, 2001 will be sold in the next three months.

HMN has commitments outstanding to extend credit to future borrowers or to purchase loans that had not closed prior to the end of the quarter which it refers to as its mortgage pipeline. As commitments to originate or purchase loans enter into the mortgage pipeline, HMN simultaneously enters into commitments to sell the mortgage pipeline into the secondary market. As a result of marking the mortgage pipeline and the related commitments to sell to market during the third quarter of 2001, HMN recorded a debit to Loans Held for Sale of $1,192,000, a credit to Other Liabilities of $1,074,000 and an unrealized gain on derivatives of $118,000. As a result of marking the mortgage pipeline and the related commitments to sell to market during the nine month period ended September 30, 2001, HMN recorded a debit to Loans Held for Sale of $759,000, a credit to Other Liabilities of $696,000 and an unrealized gain on derivatives of $63,000.

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

The gross unrealized losses in hedging valuation for the third quarter of 2001 was $362,000, the income tax benefit would have been $143,000 and therefore, the net loss was $219,000. The gross minority interest in hedging valuation for the third quarter of 2001 was $151,000, the income tax benefit would have been $60,000 and therefore, the net loss was $91,000. There was no hedging valuation in the third quarter of 2000. The gross unrealized holding loss on securities for the third quarter of 2001 was $906,000, the income tax benefit would have been $351,000 therefore, the net loss was $555,000. The gross reclassification adjustment for the third quarter of 2001 was $71,000, the income tax expense would have been $28,000 and therefore the net gain was $43,000. The gross unrealized holding gains on securities for the third quarter of 2000 was $673,000, the income tax expense would have been $253,000 and therefore, the net gain was $420,000. The gross reclassification adjustment in the third quarter of 2000 was $5,000, the income tax benefit would have been $2,000 and therefore, the net reclassification adjustment was a loss of $3,000. The gross unrealized losses in hedging valuation for the nine month period ended September 30, 2001 was $494,000, the income tax benefit would have been $193,000 and therefore, the net loss was $301,000. The gross minority interest in hedging valuation for the nine month period ended September 30, 2001 was $201,000, the income tax benefit would have been $79,000 and therefore, the net loss was $122,000. There was no hedging valuation in the nine month period ended September 30, 2000. The gross unrealized holding gains on securities for the nine month period ended September 30, 2001 was $2,319,000, the income tax expense would have been $931,000 and therefore, the net gain was $1,388,000. The gross reclassification adjustment in the nine month period ended September 30, 2001 was $261,000, the income tax benefit would have been $106,000 and therefore, the net reclassification adjustment was $155,000. The gross unrealized holding losses on securities for the nine month period ended September 30, 2000 was $435,000, the income tax benefit would have been $175,000 and therefore, the net loss was $260,000. The gross reclassification adjustment in the nine month period ended September 30, 2000 was $39,000, the income tax benefit would have been $15,000 and therefore, the net reclassification adjustment was $24,000.

(6) Cash Dividend

On October 23, 2001 HMN's Board of Directors announced a cash dividend of $0.14 per share, payable on December 12, 2001 to stockholders of record on November 23, 2001.

(7) Investment in Mortgage Servicing Rights

A summary of mortgage servicing activity is as follows:

	Nine Months ended Sept. 30, 2001	Twelve Months ended Dec. 31, 2000	Nine Months ended Sept. 30, 2000

Mortgage servicing rights
Balance, beginning of period	$1,188,928	1,148,774	1,148,774
Originations	990,324	367,531	266,704
Amortization	(493,829)	(327,377)	(230,401)

Balance, end of period	1,685,423	1,188,928	1,185,077

Valuation reserve
Balance, beginning of period	0	(25,100)	(25,100)
Additions	(1,988)	0	0
Reductions	0	25,100	25,100

Balance, end of period	(1,988)	0	0

Mortgage servicing rights, net	$1,683,435	1,188,928	1,185,077

Fair value of mortgage servicing rights	$1,842,000	1,476,000	1,497,000

All of the loans being serviced were single family loans serviced for FNMA under the mortgage-backed security program or the individual loan sale program. The following is a summary of the risk characteristics of the loans being serviced at September 30, 2001.

	Loan Principal Balance	Weighted Average Interest Rate	Weighted Average Remaining Term	Number of Loans

Original term 30 year fixed rate	$96,639,000	7.35%	336	1,147
Original term 15 year fixed rate	100,287,000	6.74%	160	1,569
Seven year balloon	219,000	7.04%	318	3
Adjustable rate	3,424,000	7.61%	310	25

(8) Investment in Limited Partnerships

Investments in limited partnerships were as follows:

Primary partnership activity	September 30, 2001	December 31, 2000

Mortgage servicing rights	$1,774,921	2,257,941
Common stock of financial institutions	264,401	285,524
Low to moderate income housing	274,522	294,899

	$2,313,844	2,838,364

During the third quarter of 2001 HMN's proportionate revenue from a mortgage servicing partnership was $126,000, its proportionate share of losses from common stock investments in financial institutions was $14,500 and it recognized $6,500 of losses on low income housing partnerships. During 2001 HMN anticipates receiving low income housing credits totaling $84,000, of which $21,000 were credited to current income tax benefits in the third quarter. During the third quarter of 2000 HMN's proportionate revenue from a mortgage servicing partnership (which included the reduction of previously established impairment reserves of $146,500) was zero, its proportionate share of losses from the common stock investments in financial institutions was $37,400 and it recognized $6,500 of losses on the low income housing partnerships. During 2000 HMN received low income housing credits totaling $84,000, of which $21,000 were credited to current income tax benefits in the third quarter of 2000.

During the nine month period ended September 30, 2001, HMN's proportionate losses from a mortgage servicing partnership was $483,000, its proportionate share of losses from the common stock investments in financial institutions was $21,100 and it recognized $19,500 of losses on the low income housing partnerships. During 2001 HMN anticipates receiving low income housing credits totaling $84,000, of which $63,000 were credited to current income tax benefits in the nine month period ended September 30, 2001. During the nine month period ended September 30, 2000 HMN's proportionate revenue from a mortgage servicing partnership (which included the reduction of previously established impairment reserves of $264,500) was $174,700, its proportionate share of losses from the common stock investments in financial institutions was $76,600 and it recognized $19,500 of losses on the low income housing partnerships. During 2000 HMN received low income housing credits totaling $84,000, of which $63,000 were credited to current income tax benefits in the nine month period ended September 30, 2000.

(9) Earnings per Share

The following table reconciles the weighted average shares outstanding and the income available to common shareholders used for basic and diluted EPS:

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000

Weighted average number of common shares outstanding
Used in basic earnings per common share calculation	3,785,130	3,747,683	3,751,198	3,875,107

Net dilutive effect of:
Options	226,322	153,543	220,716	127,589
Restricted stock awards	284	1,035	509	2,064

Weighted average number of shares outstanding
Adjusted for effect of dilutive securities	4,011,736	3,902,261	3,972,423	4,004,760

Income available to common shareholders	$2,023,080	1,703,442	4,886,107	5,113,295
Basic earnings per common share	$0.53	0.45	1.30	1.32
Diluted earnings per common share	$0.50	0.44	1.23	1.28

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

Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Tier I or Core capital and Risk-based capital (as defined in the regulations) to total assets (as defined). Management believes, as of September 30, 2001, that the Bank meets all capital adequacy requirements to which it is subject.

Management believes that based upon the Bank's capital calculations at September 30, 2001 and other conditions consistent with the Prompt Corrective Actions Provisions of the OTS regulations, the Bank would be categorized as well capitalized.

On September 30, 2001 the Bank's tangible assets and adjusted total assets were $710 million and its risk-weighted assets were $466.3 million. The following table presents the Bank's capital amounts and ratios at September 30, 2001 for actual capital, required capital and excess capital including ratios in order to qualify as being well capitalized under the Prompt Corrective Actions regulations.

							To Be Well
			Required to be				Capitalized Under
			Adequately				Prompt Corrective
	Actual		Capitalized		Excess Capital		Actions Provision

		Percent of		Percent of		Percent of		Percent of
(in thousands)	Amount	Assets (1)	Amount	Assets (1)	Amount	Assets (1)	Amount	Assets (1)

Bank stockholder's equity	$58,725
Plus:
Net unrealized loss on certain
Securities available for sale	301
Less:
Goodwill and other intangibles	4,555
Excess mortgage servicing rights	177

Tier I or core capital	54,294

Tier I capital to adjusted total assets		7.65%	$28,398	4.00%	$25,896	3.65%	$35,497	5.00%
Tier I capital to risk-weighted assets		11.64%	$18,652	4.00%	$35,642	7.64%	$27,979	6.00%
Plus:
Allowable allowance for loan losses	3,119

Risk-based capital	57,413		$37,305		$20,108	4.31%	$46,631	10.00%

Risk-based capital to
risk-weighted assets		12.31%		8.00%

(1) Based upon the Bank's adjusted total assets for the purpose of the tangible and core capital ratios and risk-weighted assets for the purpose of the risk-based capital ratio.

The tangible capital of the Bank was in excess of the minimum 2% required at September 30, 2001 but is not reflected in the table above.

11) Business Segments

HMN's wholly owned subsidiaries, Home Federal Savings Bank and MSI (through January 31, 2001), have been identified as reportable operating segments in accordance with the provisions of SFAS 131. MSI and its successor through merger, Home Federal Mortgage Services, LLC, were deemed to be a segment because its operations were conducted independently from the Bank. MSI and HFMS, jointly called Mortgage Services, have been segmented further into Mortgage Servicing Rights and Mortgage Banking activities. The mortgage servicing segment owns servicing rights on loans which have either been sold to FNMA or securitized into mortgage backed instruments which were issued by FNMA. HFMS receives a servicing fee which is based upon the outstanding balance of the loan being serviced and pays a subservicer a monthly fee to service the loan. HFMS's mortgage banking activity includes an origination function and it also purchases loans from other loan originators. All loans acquired either by origination or by purchase are intended to be resold in the secondary loan market.

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

		Home Federal
		Mortgage Services, LLC

	Home
	Federal	Mortgage		Total
	Savings	Servicing	Mortgage	Reportable			Consolidated
(Dollars in thousands)	Bank	Rights	Banking	Segments	Other	Eliminations	Total

At or for the three-months ended
September 30, 2001
Interest income
- external customers	$11,596	0	892	12,488	89	0	12,577
Non-interest income
- external customers	979	6	106	1,091	253	0	1,344
Earnings (loss) on limited partnerships	120	0	0	120	(15)	0	105
Intersegment interest income	766	0	0	766	49	(815)	0
Intersegment non-interest income (expense)	(87)	0	0	(87)	1,763	(1,676)	0
Interest expense	7,520	0	783	8,303	0	(815)	7,488
Amortization of mortgage servicing
rights and net valuation adjustments	146	12	0	158	0	0	158
Other non-interest expense	2,986	0	543	3,529	263	(141)	3,651
Income tax expense (benefit)	692	0	0	692	(121)	0	571
Minority interest	(163)	0	0	(163)	0	0	(163)
Net income (loss)	1,894	(6)	(328)	1,560	1,998	(1,535)	2,023
Total assets	712,716	114	65,381	778,211	72,435	(129,219)	721,427
Net interest margin	2.83%	NM	NM	NM	NM	NM	2.93%
Return on average assets	1.05%	(2.06)%	(2.11)%	NM	NM	NM	1.12%
Return on average realized
common equity	13.17%	(106.35)%	(110.11)%	NM	NM	NM	11.06%

At or for the three-months ended
September 30, 2000
Interest income
- external customers	$13,282	0	106	13,388	137	0	13,525
Non-interest income
- external customers	720	16	159	895	11	0	906
Earnings (loss) on
Limited partnerships	(4)	0	0	(4)	(38)	0	(42)
Intersegment interest income	21	0	0	21	81	(102)	0
Intersegment non-interest income	101	0	0	101	1,671	(1,772)	0
Interest expense	8,564	0	84	8,648	22	(102)	8,568
Amortization of mortgage servicing
rights and net valuation adjustments	68	10	0	78	0	0	78
Other non-interest expense	2,672	7	216	2,895	125	(101)	2,919
Income tax expense (benefit)	1,087	0	(14)	1,073	3	0	1,076
Net income (loss)	1,684	(1)	(21)	1,662	1,712	(1,671)	1,703
Total assets	709,260	200	5,647	715,107	65,526	(58,476)	722,157
Net interest margin	2.76%	NM	NM	NM	NM	NM	2.83%
Return on average assets	0.95%	(1.38)%	(1.62)%	NM	NM	NM	0.94%
Return on average realized
common equity	12.40%	(6.94)%	(6.74)%	NM	NM	NM	9.91%

                    NM - Not meaningful

		Home Federal
		Mortgage Services, LLC

	Home
	Federal	Mortgage		Total
	Savings	Servicing	Mortgage	Reportable			Consolidated
(Dollars in thousands)	Bank	Rights	Banking	Segments	Other	Eliminations	Total

At or for the nine-months ended
September 30, 2001
Interest income
- external customers	$36,691	0	2,265	38,956	305	0	39,261
Non-interest income
- external customers	2,464	34	1,289	3,787	595	0	4,382
Earnings (loss) on limited partnerships	(503)	0	0	(503)	(21)	0	(524)
Intersegment interest income	2,018	0	0	2,018	222	(2,240)	0
Intersegment non-interest income (expense)	294	0	0	294	4,528	(4,822)	0
Interest expense	23,905	0	2,128	26,033	15	(2,240)	23,808
Amortization of mortgage servicing
rights and net valuation adjustments	430	64	0	494	0	0	494
Other non-interest expense	8,978	0	1,528	10,506	760	(411)	10,855
Income tax expense (benefit)	2,391	0	(28)	2,363	(7)	0	2,356
Minority interest	(30)	0	0	(30)	0	0	(30)
Net income (loss)	4,540	(30)	(74)	4,436	4,861	(4,411)	4,886
Total assets	712,716	114	65,381	778,211	72,435	(129,219)	721,427
Net interest margin	2.89%	NM	NM	NM	NM	NM	2.97%
Return on average assets	0.84%	(21.74)%	(0.22)%	NM	NM	NM	0.90%
Return on average realized
common equity	10.78%	(507.40)%	(9.09)%	NM	NM	NM	9.13%

At or for the nine- months ended
September 30, 2000
Interest income
- external customers	$38,520	0	222	38,742	483	0	39,225
Non-interest income
- external customers	1,929	45	422	2,396	15	0	2,411
Earnings (loss) on
Limited partnerships	154	0	0	154	(77)	0	77
Intersegment interest income	21	0	0	21	208	(229)	0
Intersegment non-interest income	292	0	0	292	4,986	(5,278)	0
Interest expense	24,264	0	169	24,433	64	(229)	24,268
Amortization of mortgage servicing
rights and net valuation adjustments	184	22	0	206	0	0	206
Other non-interest expense	7,956	24	699	8,679	378	(292)	8,765
Income tax expense (benefit)	3,285	0	(90)	3,195	31	0	3,226
Net income (loss)	5,092	(1)	(134)	4,957	5,142	(4,986)	5,113
Total assets	709,260	200	5,647	715,107	65,526	(58,476)	722,157
Net interest margin	2.83%	NM	NM	NM	NM	NM	2.90%
Return on average assets	0.95%	(0.60)%	(4.58)%	NM	NM	NM	0.96%
Return on average realized
common equity	12.40%	(1.93)%	(14.73)%	NM	NM	NM	9.99%

                    NM - Not meaningful

HMN FINANCIAL, INC.

Item 2:

 MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

HMN's net income is dependent primarily on its net interest income, which is the difference between interest earned on its loans and investments and the interest paid on interest-bearing liabilities. Net interest income is determined by (i) the difference between the yield earned on interest-earning assets and interest rates paid on interest-bearing liabilities (interest rate spread) and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities. HMN's interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. Net interest margin is calculated by dividing net interest income by the average interest-earning assets and is normally expressed as a percentage. Net interest income and net interest margin are affected by changes in interest rates, the volume and the mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. HMN's net income is also affected by the generation of non-interest income, which primarily consists of gains from the sale of securities, gains from sale of loans, service charges, fees and other income. In addition, net income is affected by the level of operating expenses, provisions made for loan losses and impairment reserve adjustments required on mortgage servicing assets.

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

Net Income

HMN's net income for the third quarter of 2001 was $2.0 million, an increase of $320,000 or 18.8%, compared to net income of $1.7 million for the third quarter of 2000. Basic earnings per share were $0.53 for the quarter ended September 30, 2001, an increase of $0.08 per share or 17.8%, from $.45 basic earnings per share for the same quarter of 2000. Diluted earnings per share were $0.50 for the third quarter of 2001, an increase of $0.06 or 13.6%, from $0.44 diluted earnings per share for the third quarter of 2000. Income tax expense was $571,000 for the third quarter of 2001, a decrease of $505,000 compared to the $1.1 million for the third quarter of 2000. The decrease in income tax expense is due to tax benefits derived from amending prior year's tax returns and current year state tax allocations.

HMN's net income for the nine months ended September 30, 2001 was $4.9 million, a decrease of $227,000 or 4.4%, compared to net income of $5.1 million for the same nine month period of 2000. Basic earnings per share were $1.30 for the nine months ended September 30, 2001, a decrease of $0.02 per share or 1.5%, from $1.32 basic earnings per share for the same nine month period of 2000. Diluted earnings per share were $1.23 for the nine months ended September 30, 2001, a decrease of $0.05 or 3.9%, from $1.28 diluted earnings per share for the same nine month period of 2000. During the past nine months, the Bank recognized a pretax impairment loss on its securities portfolio of $610,000, which reduced diluted earning per share by $0.10. Income tax expense was $2.4 million for the nine months ended September 30, 2001, a decrease of $870,000 compared to the $3.2 million for the same nine month period of 2000. The decrease in income tax expense is due to tax benefits derived from amending prior year's tax returns and current year state tax allocations.

Net Interest Income

Net interest income for the third quarter of 2001 was $5.1 million, an increase of $131,000, or 2.6%, compared to $5.0 million for the third quarter of 2000. Interest income for the third quarter of 2001 was $12.6 million, a decrease of $949,000, or 7.0%, compared to $13.5 million for the third quarter of 2000. Interest income decreased by $802,000 due to lower interest rates on assets being added to the portfolio and also due to a general decrease in interest rates from the third quarter of 2000 through the third quarter of 2001. The decrease in rates on average interest-earning assets is the result of the Federal Reserve lowering interest rates during 2001. The yield earned on interest-earning assets decreased from 7.72% at September 30, 2000, to 7.24% at September 30, 2001.

Interest expense was $7.5 million for the third quarter of 2001, a decrease of $1.1 million, or 12.6%, compared to $8.6 million for the same quarter of 2000. Interest expense on deposits was $4.6 million for the third quarter of 2001, a decrease of $363,000, or 7.3%, from $5.0 million for the third quarter of 2000. Interest expense on deposits decreased primarily due to a decrease in the average interest rates that were paid on deposits. Interest expense on Federal Home Loan Bank (FHLB) advances and other borrowed money was $2.9 million for the third quarter of 2001, a decrease of $718,000, or 20.1%, from $3.6 million for the third quarter of 2000. Interest expense decreased due to a decrease in the cost of borrowing from the FHLB including a $478,000 decrease due to declining interest rates between the two periods. The average interest rate paid on the average interest-bearing liabilities was 4.68% during the third quarter of 2001, compared to 5.28% for the third quarter of 2000.

Interest expense decreased by $235,000 due to a $16.4 million decrease in the average outstanding advances from the FHLB. The advances were paid off with excess cash made available from prepayments on mortgage loans.

Net interest margin (net interest income divided by average interest earning assets) for the third quarter of 2001 was 2.93%, an increase of 10 basis points, compared to 2.83% for the third quarter of 2000.

Net interest income for the nine month period ended September 30, 2001 was $15.5 million, an increase of $496,000, or 3.3%, compared to $15.0 million for the same period of 2000. Interest income for the nine month period of 2001 was $39.3 million, an increase of $35,000, or .1%, compared to $39.2 million for the same period of 2000. Interest income increased by $201,000 due to a $8.4 million net increase in average interest-earning assets from the nine month period of 2000 to the same period of 2001. This increase was partially offset by a decrease of $171,000 due to decreasing interest rates on interest bearing assets between the two periods. The increase in average interest-earning assets is the result of HMN's emphasis on originating and/or purchasing commercial real estate loans, commercial business loans and consumer loans which generally have higher interest rates and shorter terms to maturity than single family fixed-rate residential loans. Interest income increased by $918,000 due to higher interest rates being earned on the types of loans being added to the portfolio from the nine month period ended September 30, 2000 to the same period of 2001. The yield earned on interest-earning assets decreased from 7.61% at September 30, 2000, to 7.53% at September 30, 2001.

Interest expense was $23.8 million for the nine months ended September 30, 2001, a decrease of $460,000, or 1.90%, compared to $24.3 million for the same nine month period of 2000. Interest expense on deposits was $14.6 million for the nine months ended September 30, 2001, an increase of $751,000, or 5.4%, from $13.9 million for the same nine month period in 2000. Interest expense on deposits increased by $615,000 due to an increase in the average balance of outstanding deposits from the nine month period ended in September of 2000 to the same nine month period in 2001. Interest expense increased by $124,000 related to higher rates being paid on certificates of deposit. Interest expense on FHLB advances was $9.2 million for the nine month period of 2001, a decrease of $1.2 million, or 11.6%, from $10.4 million for the same period of 2000. Interest expense decreased by $457,000 due to a $10.5 million decrease in the average outstanding advances from the FHLB. The advances were paid off with excess cash made available from prepayments of single family mortgage loans. Interest expense decreased by $749,000 due to a decrease in the cost of borrowing from the FHLB due to lowering interest rates between the two periods. The average interest rate paid on the average interest-bearing liabilities was 4.96% during the nine months ended September 30, 2001, compared to 5.09% for the same period of 2000.

Net interest margin (net interest income divided by average interest earning assets) for the nine months ended September 30, 2001, was 2.97%, an increase of 7 basis points, compared to 2.90% for the same period of 2000.

Provision for Loan Losses

*The provision for loan losses for the third quarter ended September 30, 2001 was $300,000, an increase of $255,000, or 567.0%, compared to $45,000 for the third quarter of 2000. The provision for loan losses for the nine months ended September 30, 2001 was $750,000, an increase of $615,000, or 455.6% compared to $135,000 for the same nine month period ended in 2000. The provision is the result of management's evaluation of the composition of the loan portfolio, the historical level of non-performing loans, increases in loan charge-off experience, and its assessment of the general economic conditions in the geographic area where properties securing the loan portfolio are located such as national and regional unemployment data, local single family construction permits and local economic growth rates. Management's evaluation of probable losses inherent in the loan portfolio revealed conditions that resulted in increasing the 2001 loan loss provision compared to the provision for 2000. This increase was due primarily to the growth that was experienced in the commercial and consumer loan portfolios. Commercial and consumer loans generally require a larger provision due to the greater inherent credit risk of these loans. During the first nine months of 2001 HMN charged off the commercial loans related to two commercial relationships. HMN will continue to monitor its allowance for losses as conditions dictate. Future economic conditions and other unknown factors will impact the need for future provisions for loan losses. As a result, no assurances can be given that increases in the allowance for loan losses will not be required during future periods.

A reconciliation of HMN's allowance for loan losses is summarized as follows:

	2001	2000

Balance at January 1,	$ 3,143,746	$ 3,273,311
Provision	750,000	135,000
Commercial loan charge offs	(347,308)	0
Consumer loan charge offs	(111,788)	(22,017)
Recoveries	1,540	2,890

Balance at September 30,	$ 3,436,190	$ 3,389,184

Non-Interest Income

Non-interest income was $1.4 million for the third quarter of 2001, an increase of $555,000, or 64.2%, from $864,000 for the third quarter of 2000. Non-interest income increased by $136,000 due to gains recognized on the sale of single family residential loans, increases in the earnings of limited partnerships of $146,000, gains on sales of securities of $77,000, and unrealized gains on derivatives of $118,000. The unrealized gains resulted from interest rates lowering during the quarter, which in turn increased the value of the loans that were in the pipeline at above market rates. Interest rates on fixed rate single family residential loans were favorable during the third quarter of 2001, which caused an increase in the loan volume of new home purchases and existing home refinances. Since HMN sells the majority of its fixed rate single family loans, gain on the sale of loans improved from the third quarter of 2000 to the third quarter of 2001.

Non-interest income was $3.9 million for the nine months ended September 30, 2001, an increase of $1.4 million, or 55.1%, from $2.5 million for the same nine month period of 2000. The increase in non-interest income was primarily due to a $1.9 million increase in gains recognized on the sale of loans which increase was partially offset by a decrease of $222,000 on security gains and a $602,000 decrease in earnings on limited partnership investments.

* This paragraph contains a forward-looking statement(s). Refer to information regarding Forward-looking Information on page 25 of this discussion.

Due to a general decrease in interest rates which started in 2000 and continued through the third quarter 2001, single family conforming loan production increased from 2000, compared to 2001. The higher conforming loan production equated to a higher gain on the sale of loans being recorded between the two nine month periods. Gain on sale of securities declined primarily due to a $610,000 impairment loss recognized in the securities portfolio during the first nine months of 2001. The earnings from limited partnerships also declined due to decreases in the value of mortgage servicing rights held by one of the limited partnerships. Many of the loans for which the limited partnership held the servicing rights were refinanced due to the lowering interest rate environment in 2001 and the value of the servicing portfolio decreased. The decrease in non-interest income was partially offset by an increase of $171,000 in fees and service charges on deposit related accounts and loans.

Non-Interest Expense

Non-interest expense was $3.8 million for the third quarter of 2001, an increase of $780,000 or 26.0%, from $3.0 million for the third quarter of 2000. Compensation and benefits expense increased by $442,000, or 29.8%, due primarily to more commissions paid on higher loan production and annual pay increases and the number of employees in the work force. Occupancy costs increased by $38,000 primarily due to additional depreciation and other costs related to equipment and additional facilities. Data processing expense increase by $36,000 due to the increased costs of services offered to customers including Internet banking services. Other Expenses increased by $190,000 primarily due to increases in legal expenses related to a trademark litigation settlement and other miscellaneous expenses. Amortization of mortgage servicing rights, net of valuation adjustments and servicing costs increased by $74,000 due to the lowering interest rates in 2001, which caused many of the serviced loans to be refinanced.

Non-interest expense was $11.3 million for the nine months ended September 30, 2001, an increase of $2.4 million or 26.5%, from $8.9 for the same nine month period of 2000. Compensation and benefits expense increased by $1.2 million, or 26.0%, due primarily to more commissions paid on higher loan production and annual pay increases and the number of employees in the work force. Occupancy costs increased by $227,000 primarily due to additional depreciation and other costs related to equipment and additional facilities. Amortization of mortgage servicing rights, net of valuation adjustments and servicing costs increased by $264,000 due to the lowering rate environment in 2001, which caused many of the serviced loans to be refinanced. Data processing expense increased by $131,000 due to the increased costs of services offered to customers including Internet banking services. Other expenses increased by $476,000 primarily due to increases in legal expenses related to a trademark litigation settlement and other miscellaneous expenses.

Income Tax Expense

Income tax expense was $571,000 for the third quarter of 2001, a decrease of $505,000 compared to $1.1 million for the third quarter of 2000. Income tax expense was $2.4 million for the nine months ended September 30, 2001, a decrease of $870,000 compared to $3.2 million for the same nine month period of 2000. The decrease in income tax expense is due to tax benefits derived from amending prior years' tax returns and current year state tax allocation.

Non-Performing Assets

The following table sets forth the amounts and categories of non-performing assets in the Bank's portfolio at

September 30, 2001 and December 31, 2000.

	Sept.30,	Dec.31,
(Dollars in Thousands)	2001	2000

Non-Accruing Loans
One-to-four family real estate	$184	775
Consumer	449	142
Commercial business	280	95

Total	913	1,012

Accruing loans delinquent 90
days or more	0	405
Other assets	1,390	0
Foreclosed Assets
Real estate:
One-to-four family	0	195

Total non-performing assets	$2,303	$1,612

Total as a percentage of total assets	0.32%	0.23%

Total non-performing loans	$913	$1,417

Total as a percentage of total
loans receivable, net	0.18%	0.27%

Total non-performing assets at September 30, 2001 were $2,303,000, an increase of $691,000, from $1,612,000 at December 31, 2000. The net increase of $691,000 was the result of a $99,000 decrease in non-accruing loans, a $1,390,000 increase in non-accruing investments due to bankruptcy filed by the underlying debtors, which were offset by a $405,000 decrease in accruing loans delinquent 90 days or more and a decrease of $195,000 in real estate owned.

Dividends

On October 23, 2001 HMN declared a cash dividend of $.14 per share, payable on December 12, 2001 to shareholders of record on November 23, 2001.

During 2001, HMN has declared and paid dividends as follows:

Record date	Payable date	Dividend per share	Dividend Payout Ratio

February 22, 2001	March 8, 2001	$0.12	29.27%
April 24, 2001	June 11, 2001	$0.12	30.0%
July 24, 2001	September 11, 2001	$0.14	43.75%

The annualized dividend payout ratio for the past four quarters, ending with the December 12, 2001 payment will be 31.90%.

The declaration of dividends are subject to, among other things, HMN's financial condition and results of operations, the Bank's compliance with its regulatory capital requirements, including the fully phased-in capital requirements, tax considerations, industry standards, economic conditions, regulatory restrictions, general business practices and other factors.

 Liquidity

For the nine months ended September 30, 2001, the net cash used by operating activities was $49.9 million. HMN collected $19.1 million from the sale of securities, $26.4 million from principal repayments and the maturity of securities and $317,000 in proceeds from the sale of real estate. It purchased premises and equipment of $1.7 million and net loans receivable decreased by $17.6 million due to loan prepayments and payoffs. HMN had a net increase in deposit balances of $7.6 million for the nine month period. It repaid maturing FHLB advances of $271.8 million and borrowed additional FHLB advances of $259.7 million for a net decrease in advances of $12.1 million. HMN received $512,000 from increased advance payments from borrowers for taxes and insurance. HMN received $125,000 from the sale of a minority interest in HFMS and it also received $476,000 related to the exercise of HMN stock options. HMN purchased $74,000 of its own stock and paid $1,348,000 in dividends to its shareholders.

*HMN has certificates of deposits with outstanding balances of $225.0 million that come due over the next 12 months. Based upon past experience management anticipates that the majority of the deposits will renew for another term. HMN believes that deposits that do not renew will be replaced with deposits from other customers, or funded with advances from the FHLB, or will be funded through the sale of securities. Management does not anticipate that it will have a liquidity problem due to maturing deposits.

*HMN has $25.0 million of FHLB advances which mature after 2003 but have call features that can be exercised by the FHLB during the next 12 months. If the call features are exercised HMN has the option of requesting any advance otherwise available to it pursuant to the Credit Policy of the FHLB. HMN also has $8.5 million of FHLB advances which will mature during the next 12 months. Since HMN has the ability to request another advance to replace the advance that is being called or is maturing, management does not anticipate that it will have a liquidity problem due to advances being called by the FHLB during the next 12 month period.

Market Risk

Market risk is the risk of loss from adverse changes in market prices and interest rates. HMN's market risk arises primarily from interest rate risk inherent in its investing, lending and deposit taking activities. Management actively monitors and manages its interest rate risk exposure.

*Since the beginning of 2001, the Federal Reserve has decreased short-term interest rates to levels that have not been experienced since the early 1960's.  From September 30, 2001 to November 13, 2001 the Federal Reserve lowered short-term by 100 basis points.  The decrease in interest rates has been in response to a worsening economic outlook. The United States economy appears to be in a recession, and current economic growth is very low. Uncertainty created by the terrorist attack on September 11, 2001 appears to have compounded the slow recovery of the economy. In this environment HMN, along with the entire financial services industry, may experience a decrease in demand for the primary products, loans and deposits, and more than likely will experience an increase in past due loans and loan charge-offs. Declines in interest rates may have a negative effect on the value of mortgage servicing rights and HMN's investment in a limited partnership that invests in mortgage servicing rights. Typically an economic recession results in lower earnings for financial institutions. However, the impact of the recession may be offset by the effects of proposed economic stimuli and further short-term rate adjustments by the Federal Reserve.

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

*HMN utilizes a model which uses the discounted cash flows from its interest-earning assets and its interest-bearing liabilities to calculate the current market value of those assets and liabilities. The model also calculates the changes in market value of the interest-earning assets and interest-bearing liabilities due to different interest rate changes. HMN believes that over the next twelve months interest rates could conceivably fluctuate in a range of 200 basis points up or down from where the interest rates were at September 30, 2001. HMN does not have a trading portfolio. The following table discloses the projected changes in market value to HMN's interest-earning assets and interest-bearing liabilities based upon incremental 100 basis point changes in interest rates from interest rates in effect on September 30, 2001.

Other than trading portfolio	Market Value
(Dollars in thousands) Basis point change in interest rates	-200	-100	0	+100	+200

Cash equivalents	$21,312	21,297	21,324	21,265	21,251
Securities available for sale:
Fixed-rate CMOs	9,401	9,381	9,418	9,715	9,573
Variable-rate CMOs	54,409	54,405	54,891	56,871	56,973
Fixed-rate available for sale mortgage-backed and related securities	2,638	2,630	2,700	2,591	2,504
Variable-rate available for sale mortgage- backed and related securities	1,582	1,580	1,576	1,571	1,567
Fixed-rate available for sale other marketable securities	28,726	27,997	27,209	26,436	25,707
Variable-rate available for sale other marketable securities	119	115	115	114	114
Federal Home Loan Bank stock	12,232	12,222	12,245	12,202	12,192
Fixed-rate loans held for sale	70,188	69,039	66,650	64,142	62,895
Loans receivable, net:
Fixed-rate real estate loans	242,607	240,259	234,661	227,366	219,980
Variable-rate real estate loans	144,315	141,347	138,455	135,762	133,207
Fixed-rate other loans	86,465	85,800	84,819	82,969	81,345
Variable-rate other loans	70,525	69,315	68,335	67,692	67,184
Mortgage servicing rights, net	623	936	1,632	2,007	2,163
Investment in limited partnerships	1,388	1,549	2,314	3,052	3,315

Total market risk sensitive assets	746,530	737,872	726,344	713,755	699,970

NOW deposits	55,805	55,805	55,805	55,805	55,805
Passbook deposits	33,169	33,169	33,169	33,169	33,169
Money market deposits	43,273	43,273	43,273	43,273	43,273
Certificate deposits	309,319	306,034	302,852	299,766	296,774
Fixed-rate Federal Home Loan Bank advances	196,424	187,611	179,327	173,468	172,285
Variable-rate Federal Home Loan Bank advances	37,799	37,538	37,513	37,489	37,464

Total market risk sensitive liabilities	675,789	663,430	651,939	642,970	638,770

Off-balance sheet financial instruments:
Commitments to extend credit	4,641	3,339	0	(2,011)	(3,369)
Commitments to sell or deliver loans	$(8,029)	(5,726)	0	3,824	6,280

Net market risk	74,129	76,829	74,405	68,972	58,289

Percentage change from current market value	(0.37)%	3.26%	0.00%	(7.30)%	(21.66)%

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

Asset/Liability Management

*HMN's management reviews the impact that changing interest rates will have on its net interest income projected for the twelve months following September 30, 2001 to determine if its current level of interest rate risk is acceptable. The following table projects the estimated annual impact on net interest income of immediate interest rate changes called rate shocks.

Rate Shock	Net Interest	Percentage
in Basis Points	Income	Change

+200	23,332,000	12.69%
+100	22,608,000	9.19%
0	20,705,000	0.00%
-100	18,252,000	-11.85%
-200	16,902,000	-18.37%

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

To the extent consistent with its interest rate spread objectives, the Bank attempts to reduce its interest rate risk and has taken a number of steps to restructure its assets and liabilities. The Bank has primarily focused its fixed rate one-to-four family residential lending program on loans with contractual terms of 20 years or less. The Bank generally follows the practice of selling all of its fixed rate single family loans which conform to the secondary market guidelines. HMN has focused its portfolio lending since 1999 on the origination of commercial loan products and consumer loans which generally have shorter weighted average terms to maturity and/or interest rates which adjust at least every three years. At times, depending on its interest rate sensitivity, the Bank may sell fixed rate single family loans with shorter contractual maturities than thirty years in order to reduce interest rate risk and record a gain on the sale of loans.

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

Provision for Loan Losses

The provision for loan losses for the third quarter ended September 30, 2001 was $300,000, an increase of $255,000, or 567.0%, compared to $45,000 for the third quarter of 2000. The provision for loan losses for the nine months ended September 30, 2001 was $750,000, an increase of $615,000, or 455.6% compared to $135,000 for the same nine month period ended in 2000. The provision is the result of management's evaluation of the composition of the loan portfolio, the historical level of non-performing loans, increases in loan charge-off experience, and its assessment of the general economic conditions in the geographic area where properties securing the loan portfolio are located such as national and regional unemployment data, local single family construction permits and local economic growth rates. Management's evaluation of probable losses inherent in the loan portfolio revealed conditions that resulted in increasing the 2001 loan loss provision compared to the provision for 2000. This increase was due primarily to the growth that was experienced in the commercial and consumer loan portfolios. Commercial and consumer loans generally require a larger provision due to the greater inherent credit risk of these loans. During the first nine months of 2001 HMN charged off the commercial loans related to two commercial relationships. HMN will continue to monitor its allowance for losses as conditions dictate. Future economic conditions and other unknown factors will impact the need for future provisions for loan losses. As a result, no assurances can be given that increases in the allowance for loan losses will not be required during future periods.

Liquidity

HMN has certificates of deposits with outstanding balances of $225.0 million that come due over the next 12 months. Based upon past experience management anticipates that the majority of the deposits will renew for another term. HMN believes that deposits that do not renew will be replaced with deposits from other customers, or funded with advances from the FHLB, or will be funded through the sale of securities. Management does not anticipate that it will have a liquidity problem due to maturing deposits.

HMN has $25.0 million of FHLB advances which mature after 2003 but have call features that can be exercised by the FHLB during the next 12 months. If the call features are exercised HMN has the option of requesting any advance otherwise available to it pursuant to the Credit Policy of the FHLB. HMN also has $8.5 million of FHLB advances which will mature during the next 12 months. Since HMN has the ability to request another advance to replace the advance that is being called or is maturing, management does not anticipate that it will have a liquidity problem due to advances being called by the FHLB during the next 12 month period.

Market Risk

Since the beginning of 2001, the Federal Reserve has decreased short-term interest rates to levels that have not been experienced since the early 1960's and interest rates have been lowered by 100 basis points since September 30, 2001. The decrease in interest rates is in response to a worsening economic outlook. The United States economy appears to be in a recession, and current economic growth is very low. Uncertainty created by the terrorist attack on September 11, 2001 appears to have compounded the slow recovery of the economy. In this environment HMN, along with the entire financial services industry, may experience a decrease in demand for the primary products, loans and deposits, and more than likely will experience an increase in past due loans and loan charge-offs. Declines in interest rates may have a negative effect on the value of mortgage servicing rights and HMN's investment in a limited partnership that invests in mortgage servicing rights. Typically an economic recession results in lower earnings for financial institutions. However, the impact of the recession may be offset by the effects of proposed economic stimuli and further short-term rate adjustments by the Federal Reserve. The lower interest rates may increase demand for single family mortgage loans and therefore increase the gain on sale of loans. Future increases in interest rates may result in lower demand for single family loans and increases in the value of servicing rights and investments in limited partnerships that invest in mortgage servicing rights.

HMN utilizes a model which uses the discounted cash flows from its interest-earning assets and its interest-bearing liabilities to calculate the current market value of those assets and liabilities. The model also calculates the changes in market value of the interest-earning assets and interest-bearing liabilities due to different interest rate changes. HMN believes that over the next twelve months interest rates could conceivably fluctuate in a range of 200 basis points up or down from where the interest rates were at September 30, 2001. HMN does not have a trading portfolio. The table in the Market Risk section discloses the projected changes in market value to HMN's interest-earning assets and interest-bearing liabilities based upon incremental 100 basis point changes in interest rates from interest rates in effect on September 30, 2001.

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

Asset/Liability Management

HMN's management reviews the impact that changing interest rates will have on its net interest income projected for the twelve months following September 30, 2001 to determine if its current level of interest rate risk is acceptable. HMN's actual net interest income caused by interest rate changes may differ from the amounts reflected in the table in the Asset/Liability section which projects the estimated impact on net interest income of immediate interest rate changes called rate shocks.

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

    Exhibits. See Index to Exhibits on page 30 of this report.
    Reports filed on Form 8-K.

None.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
HMN FINANCIAL, INC.
Registrant

Date: November 13, 2001	/s/ Michael McNeil

Michael McNeil,
President
(Principal Executive Officer)

Date: November 13, 2001	/s/ Timothy P. Johnson

Timothy P. Johnson,
Chief Financial Officer
(Principal Financial Officer)

HMN FINANCIAL, INC.

INDEX TO EXHIBITS

FOR FORM 10-Q

Sequential
		Reference	Page Numbering
Regulation		to Prior	Where Attached
S-K		Filing or	Exhibits Are
Exhibit		Exhibit	Located in This
Number	Document Attached Hereto	Number	Form 10-Q Report

3.1	Amended and Restated Articles of Incorporation	*1	N/A

3.2	Amended and Restated By-laws	*2	N/A

4	Form of Common Stock	*3	N/A
Including indentures

*1	Incorporated by reference to the same numbered exhibit to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1998 (File No. 0-24100).

*2	Incorporated by reference to the same numbered exhibit to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997 (File 0-24100).

*3	Incorporated by reference to the same numbered exhibit to the Company's Registration Statement on Form S-1 dated April 1, 1994 (File No. 33-77212).