Form 10-Q/A
period 2001-09-30
HMN FINANCIAL INC
filed 2001-11-13
CIK 921183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q/A

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

Market Risk


Since the beginning of 2001, the Federal Reserve has decreased short-term interest rates to levels that have not been experienced since the early 1960's. From September 30, 2001 to November 13, 2001 the Federal Reserve lowered short term interest rates by 100 basis points.The decrease in interest rates has been in response to a worsening economic outlook. The United States economy appears to be in a recession, and current economic growth is very low. Uncertainty created by the terrorist attack on September 11, 2001 appears to have compounded the slow recovery of the economy. In this environment HMN, along with the entire financial services industry, may experience a decrease in demand for the primary products, loans and deposits, and more than likely will experience an increase in past due loans and loan charge-offs. Declines in interest rates may have a negative effect on the value of mortgage servicing rights and HMN's investment in a limited partnership that invests in mortgage servicing rights. Typically an economic recession results in lower earnings for financial institutions. However, the impact of the recession may be offset by the effects of proposed economic stimuli and further short-term rate adjustments by the Federal Reserve. The lower interest rates may increase demand for single family mortgage loans and therefore increase the gain on sale of loans. Future increases in interest rates may result in lower demand for single family loans and increases in the value of servicing rights and investments in limited partnerships that invest in mortgage servicing rights.


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