Form 10-K405
period 2001-12-31
HMN FINANCIAL INC
filed 2002-03-27
CIK 921183

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURUSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from                              to

Commission file number 0-24100.

HMN FINANCIAL, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-1777397 (I.R.S. Employer Identification No.)
1016 Civic Center Drive Northwest PO Box 6057 Rochester, Minnesota (Address of principal executive offices)	55903-6057 (Zip Code)

Registrant's telephone number, including area code: (507) 535-1200

Securities Registered Pursuant to Section 12(b) of the Act:
None

Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, par value $.01 per share
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best or registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        As of March 5, 2002, the Registrant had issued and outstanding 4,370,066 shares of the Registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 5, 2002 was $56.7 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

DOCUMENTS INCORPORATED BY REFERENCE

        Parts of the Registrant's Annual Report for the year ended December 31, 2001, are incorporated by reference in Parts I, II and IV of this Form 10-K. Parts of the Registrant's Proxy Statement dated March 21, 2002, are incorporated by reference in Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS

General

        HMN Financial, Inc. (HMN or the Corporation), was incorporated under the laws of the State of Delaware in March 1994 for the purpose of becoming the savings and loan holding company of Home Federal Savings Bank (Home Federal or the Bank) in connection with the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank on June 29, 1994. Home Federal has a community banking philosophy and operates retail banking facilities in Minnesota and Iowa. The Bank has two subsidiaries, Osterud Insurance Agency, Inc. (OAI) and Home Federal Mortgage Services, LLC (HFMS). OAI is wholly owned by the Bank and offers financial planning products and services. HFMS is a mortgage banking and mortgage brokerage business located in Brooklyn Park, Minnesota. Prior to 2001 the business was operated as a wholly owned subsidiary of HMN and was known as HMN Mortgage Services, Inc. (MSI). In January 2001, HMN sold 100% of the MSI stock to the Bank. The Bank formed HFMS and merged MSI into HFMS. Effective February 1, 2001 the business sold a 49% membership interest in HFMS to two individuals. HMN has another wholly owned subsidiary, Security Finance Corporation (SFC). Prior to 2000, SFC invested in commercial loans and commercial real-estate loans located throughout the United States which were originated by third parties. During 2000 SFC sold many of its assets to the Bank and discontinued investing in commercial loans.

        The Company's financial statements identify the Bank and HFMS as reportable operating segments. In addition, HFMS has been segmented further into mortgage servicing rights and mortgage banking activities. The information on pages 51 - 52 of the Company's annual report is incorporated herein by reference.

        As a community-oriented financial institution, HMN seeks to serve the financial needs of communities in its market area. HMN's business involves attracting deposits from the general public and businesses and using such deposits to originate or purchase one-to-four family residential, commercial real estate, and multi-family mortgage loans in addition to consumer, construction, and commercial business loans. HMN also invests in mortgage-backed and related securities, investment securities (consisting primarily of U.S. government and government agency obligations) and other permissible investments. The executive offices of HMN are located at 1016 Civic Center Drive Northwest, PO Box 6057, Rochester, Minnesota 55901-6057. Its telephone number at that address is (507) 535-1200.

Market Area

        HMN serves the Minnesota counties of Fillmore, Freeborn, Houston, Mower, Olmsted and Winona and portions of Steele, Dodge, Goodhue and Wabasha through its main office located in Rochester, Minnesota and its nine branch offices located in Albert Lea, Austin, LaCrescent, Rochester, Spring Valley and Winona, Minnesota. The portion of HMN's market area consisting of Rochester and the contiguous communities is composed of primarily urban and suburban communities, while the balance of HMN's market area consists primarily of rural areas and small towns. Primary industries in HMN's market area include manufacturing, agriculture, health care, wholesale and retail trade, service industries and education. Major employers include IBM, the Mayo Clinic, Hormel, a food processing company, and various small industrial and other companies. HMN's market area is also the home of Winona State University, Rochester Community and Technical College, University of Minnesota—Rochester Center, Winona State University—Rochester Center and Austin's Riverland Community College.

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

        Based upon information obtained from the U.S. Census Bureau for 2000, the population of the six primary counties in the Bank's Minnesota market area was as follows: Fillmore—21,122; Freeborn—32,584; Houston—19,718; Mower—38,603; Olmsted—124,277; and Winona—49,985. The median household income for these six counties ranged from approximately $31,850 to $49,000.

        Based upon information obtained from the U.S. Census Bureau for 2000, the population of Marshall County was 39,311 and the population of Tama County was 18,103. The median household income of these two counties ranged from approximately $34,794 to $37,314.

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

Lending Activities

        General.    Historically, HMN originated 30-year, fixed-rate mortgage loans secured by one-to-four family residences. Since 1979, in order to reduce its vulnerability to changes in interest rates, HMN has emphasized the origination or purchase of loans for the loan portfolio which have shorter terms to maturity such as 15 year, fixed rate residential loans and Graduated Equity Mortgages (GEMs) which fully amortize in 15 to 20 years. HMN has also emphasized the origination or purchase of Adjustable Rate Mortgage loans (ARMs) for portfolio which have interest rates which are fixed for an initial period of one, three or five years and then generally adjust annually, thereafter, based upon a treasury interest rate index plus a certain margin, subject to annual and lifetime rate adjustment limits. Throughout 2000 and 2001 HMN sold the majority of the fixed rate one-to-four family mortgage loan originations in order to reduce its interest rate risk. In 1998 HMN hired experienced commercial loan officers who have actively pursued commercial real estate and other commercial business loans to small and medium sized businesses during 2000 and 2001. HMN also offers a competitive array of consumer loan products which include both open lines and closed ended home equity loans as well as other consumer loans. The home equity line of credit has an adjustable interest rate based upon the Wall Street Journal prime rate plus a margin.

        Loan Portfolio Composition. The following information concerning the composition of HMN's loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of December 31:

	2001		2000		1999		1998		1997
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate Loans:
One-to-four family	$215,448	44.73%	$312,888	59.43%	$344,674	70.95%	$365,496	79.31%	$395,668	87.58%
Multi-family	14,369	2.98	12,090	2.30	8,489	1.75	4,719	1.02	2,717	0.60
Commercial	70,768	14.69	61,654	11.71	43,894	9.04	28,990	6.29	10,572	2.34
Construction or development	46,977	9.75	20,211	3.84	16,046	3.30	15,155	3.29	5,725	1.27

Total real estate loans	347,562	72.15	406,843	77.28	413,103	85.04	414,360	89.91	414,682	91.79

Other Loans:
Consumer loans:
Automobile	6,624	1.38	6,363	1.21	4,532	0.94	2,897	0.63	2,437	0.54
Home equity line	35,714	7.42	26,907	5.11	22,437	4.62	19,476	4.22	19,490	4.31
Home equity	26,440	5.49	28,144	5.35	17,349	3.57	9,566	2.08	7,176	1.59
Mobile home	5,456	1.13	4,921	0.93	791	0.16	58	0.01	26	0.01
Other	4,897	1.02	4,561	0.87	3,127	0.64	2,803	0.61	2,736	0.60

Total consumer loans	79,131	16.44	70,896	13.47	48,236	9.93	34,800	7.55	31,865	7.05
Commercial business loans	54,940	11.41	48,760	9.25	24,435	5.03	11,695	2.54	5,226	1.16

Total other loans	134,071	27.85	119,656	22.72	72,671	14.96	46,495	10.09	37,091	8.21

Total loans	481,633	100.00%	526,499	100.00%	485,774	100.00%	460,855	100.00%	451,773	100.00%

Less:
Loans in process	4,692		2,953		2,771		7,997		4,562
Unamortized discounts	278		289		297		414		547
Net deferred loan fees	1,212		1,348		1,537		1,948		1,847
Allowance for losses on loans	3,783		3,144		3,273		3,041		2,748

Total loans receivable, net	$471,668		$518,765		$477,896		$447,455		$442,069

        The following table shows the composition of HMN's loan portfolio by fixed- and adjustable-rate loans as of December 31:

	2001		2000		1999		1998		1997
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Fixed-Rate Loans
Real Estate:
One-to-four family
GEM	$30,727	6.38%	$47,811	9.08%	$51,309	10.56%	$56,211	12.20%	$53,258	11.79%
Other	110,619	22.97	158,083	30.03	187,796	38.66	227,790	49.43	256,263	56.72

Total one-to-four family	141,346	29.35	205,894	39.11	239,105	49.22	284,001	61.63	309,521	68.51
Multi-family	7,644	1.59	7,099	1.35	7,475	1.54	3,432	0.74	2,490	0.55
GEM	68	0.01	71	0.01	74	0.02	77	0.02	0	0.00
Commercial	29,756	6.18	27,743	5.27	27,801	5.72	17,768	3.86	1,914	0.42
Construction or development	15,542	3.22	2,126	0.40	5,011	1.03	9,366	2.03	3,180	0.71

Total fixed-rate real estate loans	194,356	40.35	242,933	46.14	279,466	57.53	314,644	68.28	317,105	70.19

Consumer loans:
Savings	594	0.12	695	0.13	733	0.15	994	0.22	1,362	0.30
Automobile	6,624	1.38	6,363	1.21	4,532	0.93	2,897	0.63	2,437	0.54
Home equity	26,300	5.46	27,832	5.29	16,962	3.49	9,384	2.04	6,701	1.48
Mobile home	5,456	1.13	4,921	0.94	791	0.16	58	0.01	26	0.01
Other	4,093	0.85	3,650	0.69	2,311	0.48	1,553	0.33	1,238	0.27

Total consumer loans	43,067	8.94	43,461	8.26	25,329	5.21	14,886	3.23	11,764	2.60

Commercial business loans	37,123	7.71	27,821	5.28	18,936	3.90	10,157	2.20	5,226	1.16

Total other loans	80,190	16.65	71,282	13.54	44,265	9.11	25,043	5.43	16,990	3.76

Total fixed-rate loans	274,546	57.00	314,215	59.68	323,731	66.64	339,687	73.71	334,095	73.95

Adjustable-Rate Loans
Real estate:
One-to-four family	74,102	15.38	106,994	20.32	105,569	21.73	81,495	17.68	86,147	19.07
Multi-family	6,657	1.38	4,920	0.93	724	0.15	1,210	0.26	227	0.05
Commercial	41,012	8.52	33,911	6.44	16,309	3.36	11,222	2.44	8,658	1.92
Construction or development	31,435	6.53	18,055	3.44	11,035	2.27	5,789	1.26	2,545	0.56

Total adjustable-rate real estate loans	153,206	31.81	163,910	31.13	133,637	27.51	99,716	21.64	97,577	21.60
Consumer (home equity and other)	36,064	7.49	27,435	5.21	22,907	4.72	19,914	4.32	20,101	4.45
Commercial business loans	17,817	3.70	20,939	3.98	5,499	1.13	1,538	0.33	0	0.00

Total adjustable-rate loans	207,087	43.00	212,284	40.32	162,043	33.36	121,168	26.29	117,676	26.05

Total loans	481,633	100.00	526,499	100.00	485,774	100.00	460,855	100.00	451,773	100.00

Less
Loans in process	4,692		2,953		2,771		7,997		4,562
Unamortized discounts	278		289		297		414		547
Net deferred loan fees	1,212		1,348		1,537		1,948		1,847
Allowance for losses on loans	3,783		3,144		3,273		3,041		2,748

Total loans receivable, net	$471,668		$518,765		$477,896		$447,455		$442,069

        The following table illustrates the interest rate sensitivity of HMN's loan portfolio at December 31, 2001. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. Scheduled repayments of principal are reflected in the year in which they are scheduled to be paid.

	Real Estate
	One-to-four family		Multi-family and Commercial		Construction		Consumer		Commercial Business		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Due During Years Ending December 31,
2002 (1)	$17,672	7.32%	$7,546	7.69%	$20,708	7.19%	$13,125	9.07%	$23,204	6.63%	$82,255	7.40%
2003	13,270	7.21	10,821	8.33	395	7.07	9,217	8.47	10,338	8.30	44,041	8.00
2004	13,303	7.23	11,014	8.36	1,304	5.85	8,287	8.32	7,956	7.84	41,864	7.81
2005 through 2006	26,274	7.18	12,716	8.32	2,162	7.30	20,247	8.55	9,299	7.47	70,698	7.82
2007 through 2011	57,285	7.13	30,439	8.33	9,777	7.17	24,953	7.85	1,564	7.34	124,018	7.57
2012 through 2026	77,773	7.24	12,578	8.19	6,418	7.52	3,302	10.46	2,579	6.39	102,650	7.46
2027 and following	9,871	7.83	23	9.50	6,213	6.46	0	0.00	0	0.00	16,107	7.30

	$215,448		$85,137		$46,977		$79,131		$54,940		$481,633

(1)
Includes demand loans, loans having no stated maturity, overdraft loans and education loans.

        The total amount of loans due after December 31, 2002 which have predetermined interest rates is $218.7 million, while the total amount of loans due after such dates which have floating or adjustable interest rates is $180.7 million.

        At December 31, 2001 construction or development loans for one-to-four family dwellings totaled $19.0 million, multi-family totaled $7.4 million, and non-residential totaled $20.6 million.

        Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), the aggregate amount of loans that the Bank is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a "readily ascertainable" value or 30% for certain residential development loans). At December 31, 2001, based upon the 15% limitation, the Bank's regulatory limit for loans-to-one borrower was approximately $8.6 million. However, at December 31, 2001, the largest dollar amount outstanding to one borrower or group of related borrowers was $7.9 million. The borrowing relationship is secured by a shopping mall located in Winona, Minnesota and other commercial real estate in Rochester, Minnesota. The borrowing relationship was performing in accordance with its terms at December 31, 2001.

        The Bank's Mortgage and Consumer Loan Committee is responsible for review and approval of all loans over the FHLMC/FNMA conforming loan dollar limits (the Limit) originated by the Bank which are not sold in the secondary loan market. For all of 2001 and the majority of 2000 the Limit was $275,000. Approval of one member of the Loan Committee is required on all loans ranging from the Limit up to $500,000. Loans greater than $500,000 must be approved by the Board of Directors of the Bank or its Executive Committee after review and preliminary approval by the Loan Committee. All loans closed each month are ratified by the Board of Directors at its regularly scheduled meetings.

        The Bank's commercial loan officers have the authority to approve loans which meet the guidelines established by the commercial loan policy for loans less than $500,000. The Bank's Commercial Loan Committee is responsible for reviewing and approving commercial loans which range from $500,000 to $4.0 million. Loans of $4.0 million or more must be approved by the Board of Directors or its Executive Commercial Loan Committee.

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

        One-to-four Family Residential Real Estate Lending.    At December 31, 2001 HMN's one-to-four family real estate loans totaled $215.4 million, a decline of $97.5 million compared to $312.9 million at December 31, 2000 which declined by $31.8 million, compared to $344.7 million at December 31, 1999 which declined by $20.8 million compared to $365.5 million at December 31, 1998. During 2001 loan prepayments increased as a result of the low interest rate environment and many loans that were in the portfolio at December 31, 2000 that were refinanced as conventional fixed rate loans during the year were sold to FNMA. The increased prepayments and the related loan sales were the principal cause of the decline of $97.5 million in the one-to-four family loans during 2001. In order to reduce its interest rate risk the Bank sold 80% of all one-to-four family loans originated during 2000. The Bank converted $11.1 million of one-to-four family loans into mortgage-backed securities (securitized) and transferred the securities into the securities available for sale portfolio. The Bank also sold another $5.1 million of one-to-four family loans from the loan portfolio. The impact of the loan securitization and sales when coupled with principal repayments caused the one-to-four family loan portfolio to decline by $31.8 million during 2000. During 1999 the Bank sold 62% of all one-to-four family mortgage loans originated or refinanced. It converted $6.9 million of one-to-four family loans into mortgage-backed securities (securitization) and transferred the securities into the securities available for sale portfolio. The Bank also sold another $10.2 million of one-to-four family loans from the loan portfolio. The impact of the loan securitization and sales when coupled with the principal repayments caused the one-to-four family loan portfolio to decline by $20.8 million during 1999. During 1998, the Bank securitized and sold $27.9 million of one-to-four family residential loans out of its loan portfolio. It also sold approximately 44% of the Bank's one-to-four family residential loans that were originated or refinanced in 1998. The loan securitization and the loan sales, when coupled with the accelerated prepayments experienced in the loan portfolio during 1998, caused the one-to-four family real estate loan portfolio to decline $30.2 million from December 31, 1997 to December 31, 1998.

        The GEM loans require payments which increase after the first year. Under the GEM loans, the monthly payments required for the first year are established based on a 30-year amortization schedule. Depending upon the program selected, the payments may increase in the succeeding years by amounts ranging from 0% to 5%. Most of the GEM loans originated by HMN provide for at least three annual payment increases over the first five years of the loan. The increased payments required under GEM loans are applied to principal and have the effect of shortening the term to maturity; the GEM loans do not permit negative amortization. HMN has primarily offered two GEM programs, one with a contractual maturity of approximately 17 years and one with a contractual maturity of approximately 22 years. The GEMs are generally priced based upon loans with similar contractual maturities. The GEMs were popular with consumers who anticipate future increases in income and who desire an amortization schedule of less than 30 years. During 1999 the GEM program was discontinued by HMN. At December 31, 2001, HMN had $30.7 million of one-to-four family GEM loans, a decrease of $17.1 million from $47.8 million at December 31, 2000, compared to a decrease of $3.5 million from $51.3 million at December 31, 1999, compared to $56.2 million at December 31, 1998, and $53.3 million at December 31, 1997.

        In addition to the GEM loan program, HMN offers other conventional fixed-rate one-to-four family loans with maximum terms of up to 30 years. HMN generally sells the majority of new loan originations or refinances with fixed rates and terms to maturity ranging from 15 years to 30 years that are eligible for sale in the secondary market. The interest rates charged on the fixed-rate loan products are generally set based on the FNMA or FHLMC delivery rates, as well as other competitive factors. At December 31, 2001, HMN had $110.6 million of fixed rate one-to-four family mortgage loans, a decrease of $47.5 million compared to $158.1 million at December 31, 2000, a decrease of $29.7 million compared to $187.8 million at December 31, 1999, $227.8 million at December 31, 1998, and $256.3 million at December 31, 1997.

        HMN also offers one-year ARMs at a margin (generally 275 to 375 basis points) over the yield on the Average Monthly One Year U.S. Treasury Constant Maturity Index for terms of up to 30 years. The ARM loans currently offered by HMN allow the borrower to select (subject to pricing) an initial period of one year, three years, or five years between the loan origination and the date the first interest rate change occurs. Generally, the ARMs provide for up to a 200 basis point annual interest rate change cap and a lifetime cap 600 basis points over or under the initial rate. Initial interest rates offered on the ARM loans during 2001 ranged from 100 basis points below the fully indexed loan rate to 100 basis points over the fully indexed loan rate. All borrowers are qualified for the loan at the fully indexed rate. HMN's originated ARMs do not permit negative amortization of principal, do not contain prepayment penalties and generally are not convertible into fixed-rate loans. See "—Delinquencies and Non-Performing Assets." In the past, the Bank offered one-year ARMs with a margin of 200 to 235 basis points over a specified index and an average annual cap of 145 basis points. At December 31, 2001 the one-to-four family ARMs totaled $74.1 million a decrease of $32.9 million compared to $107.0 million at December 31, 2000, an increase of $1.4 million compared to $105.6 million at December 31, 1999, $81.5 million at December 31, 1998, and $86.1 million at December 31, 1997.

        HMN has also originated a limited number of fixed-rate loans with terms up to 30 years which are insured by the Federal Housing Authority (FHA), Veterans Administration (VA) and Minnesota Home Finance Administration (MHFA).

        In underwriting one-to-four family residential real estate loans, HMN evaluates the borrower's credit history, ability to make principal, interest and escrow payments, and the value of the property that will secure the loan and debt to income ratios. Properties securing one-to-four family residential real estate loans made by HMN are appraised by independent fee appraisers or by HMN's staff appraiser. HMN originates residential mortgage loans with loan-to-value ratios of up to 95% for owner-occupied homes and up to 70% for non-owner occupied homes; however, private mortgage insurance is generally required to reduce HMN's exposure to 80% or less on most loans. HMN generally seeks to underwrite its loans in accordance with secondary market standards.

        HMN's residential mortgage loans customarily include due-on-sale clauses giving it the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the property subject to the mortgage.

        Commercial Real Estate and Multi-Family Lending.    HMN originates permanent commercial real estate and multi-family loans secured by properties located in its market area. It also purchases commercial real estate and multi-family loans originated by other third parties on properties outside of its market area. Commercial real estate loans totaled $70.8 million at December 31, 2001, an increase of $9.1 million from $61.7 million at December 31, 2000, compared to $43.9 million at December 31, 1999, $29.0 million at December 31, 1998 and $10.6 million at December 31, 1997. Multi-family loans totaled $14.4 million at December 31, 2001, an increase of $2.3 million from $12.1 million at December 31, 2000, compared to $8.5 million at December 31, 1999, compared to $4.7 million at December 31, 1998 and 2.7 million at December 31, 1997.

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

        At December 31, 2001, HMN's two largest commercial real estate loans totaled $6.1 million and $5.9 million. The first loan is secured by a shopping mall in Winona, Minnesota and the second loan is secured by a theater complex in Rochester, Minnesota. Both of these loans were performing at December 31, 2001.

        Multi-family and commercial real estate loans generally present a higher level of risk than loans secured by one-to-four family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family and commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired. At December 31, 2001, HMN had two commercial real estate loans and one multi-family loan which were 90 days or more delinquent.

        Construction Lending.    HMN makes construction loans to individuals for the construction of their residences and to builders for the construction of one-to-four family residences. It also makes a limited number of loans to builders for houses built on speculation. Construction loans also include commercial real estate loans. HMN had $47.0 million of construction loans outstanding at December 31, 2001, an increase of $26.8 million from $20.2 million at December 31, 2000, compared to $16.0 million at December 31, 1999, $15.2 million at December 31, 1998 and $5.7 million at December 31, 1997.

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

        At December 31, 2001 construction real estate loans totaled $47.0 million of which one-to-four family residential loans totaled $19.0 million, multi-family residential totaled $7.4 million and construction on commercial real estate totaled $20.6 million.

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

        Consumer Lending.    HMN originates a variety of different types of consumer loans, including home equity loans (open-ended and closed-ended), automobile, home improvement, mobile home, deposit account and other loans for household and personal purposes. At December 31, 2001, consumer loans totaled $79.1 million, an increase of $8.2 million from $70.9 million at December 31, 2000, compared to $48.2 million at December 31, 1999, $34.8 million at December 31, 1998 and $31.9 million at December 31, 1997.

        Consumer loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower. HMN's consumer loans are made at fixed and adjustable interest rates, with terms of up to 20 years for secured loans and up to three years for unsecured loans.

        HMN's home equity loans are written so that the total commitment amount, when combined with the balance of any other outstanding mortgage liens, may not exceed 100% of the appraised value of the property. The closed-end home equity loans are written with fixed- or adjustable-rates with terms of up to 15 years. The open-end home equity lines are written with an adjustable rate with terms of up to 20 years, a 10 year draw period which requires "interest only" payments and a 10 year repayment period which fully amortizes the outstanding balance. The consumer may access the open-end home equity line either by making a withdrawal at the Bank or writing a check on the home equity line of credit account. HMN's closed ended home equity loans totaled $26.4 million at December 31, 2001, a decrease of $1.7 million from $28.1 million at December 31, 2000, compared to $17.3 million at December 31, 1999, $9.6 million at December 31, 1998 and $7.2 million at December 31, 1997. HMN's open-ended home equity lines totaled $35.7 million at December 31, 2001, an increase of $8.8 million from $26.9 million at December 31, 2000, compared to $22.4 million at December 31, 1999, $19.5 million at December 31, 1998 and $19.5 million at December 31, 1997.

        The underwriting standards employed by the Bank for consumer loans include a determination of the applicant's payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount. Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At December 31, 2001, $311,000 of the consumer loan portfolio was non-performing. There can be no assurance that delinquencies will not increase in the future.

        Commercial Business Lending.    In order to satisfy the demand for financial services available to individuals and businesses in its market area, historically HMN has maintained a portfolio of commercial business loans primarily to small retail operations, small manufacturing concerns and professional firms. More recently HMN has expanded it's commercial business loans to include loans collateralized by inventory and/or receivables and leasehold interests on equipment HMN's commercial business loans generally have terms ranging from six months to five years and may have either fixed or variable interest rates. HMN's commercial business loans generally include personal guarantees and are usually, but not always, secured by business assets such as inventory, equipment, leasehold interests in equipment fixtures, real estate and accounts receivables. The underwriting process for commercial business loans includes consideration of the borrower's financial statements, tax returns, projections of future business operations and inspection of the subject collateral, if any. HMN has also purchased participation interests in commercial business loans from third party originators. The underlying collateral for the loans are generally inventory or equipment and generally have repayment periods of less than ten years. Commercial business loans totaled $54.9 million at December 31, 2001, an increase of $6.1 million from $48.8 million at December 31, 2000, compared to $24.4 million at December 31, 1999, $11.7 million at December 31, 1998 and $5.2 million at December 31, 1997.

        Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. At December 31, 2001, $890,000 of loans in the commercial business loan portfolio were non-performing. There can be no assurance that delinquencies will not increase in the future.

Originations, Purchases and Sales of Loans and Mortgage-Backed and Related Securities

        Real estate loans are generally originated by HMN's staff of salaried and commissioned loan officers. Loan applications are taken in all branch offices.

        While HMN originates both fixed- and adjustable-rate loans, its ability to originate loans is dependent upon the relative customer demand for loans in its market. Demand for adjustable-rate loans is affected by the interest rate environment. HMN originated for portfolio $8.6 million of one-to-four family adjustable rate loans during 2001, a decrease of $3.9 million from $12.5 million for 2000, compared to $6.0 million for 1999. HMN also originated for portfolio $13.4 million of fixed rate one-to-four family loans during 2001, an increase of $10.7 million from $2.7 million for 2000, compared to $8.2 million for 1999.

        During the past two years HMN has focused its portfolio loan origination efforts on commercial real estate, commercial business and consumer loans because the loans generally have terms to maturity and adjustable interest rate characteristics which are generally more beneficial to HMN than single family fixed-rate conventional loans. HMN originated $109.6 million of commercial real estate, commercial business and consumer loans (which excludes commercial real estate loans in construction or development) during the year ended December 31, 2001, a decrease of $3.3 million from originations of $112.9 million for 2000, compared to originations of $108.3 million for 1999.

        In order to supplement loan demand in HMN's market area and geographically diversify its loan portfolio, HMN purchases real estate loans from selected sellers, with yields based upon current market rates. HMN carefully reviews and underwrites all loans to be purchased to ensure that they meet HMN's underwriting standards. The seller generally continues to service the purchased loans. HMN purchased $12.4 million of loans during 2001, a decrease of $8.2 million from $20.6 million during 2000, compared to $69.6 million for 1999. The majority of the purchased one-to-four family loans have interest rates that are fixed for a one, three or five year period and then adjust annually thereafter or were 15 year fixed-rate loans. The commercial real estate and commercial business loans purchased have terms and interest rates that are similar in nature to HMN's originated commercial and business portfolio. All purchased loans are reviewed to determine that each loan meets certain underwriting requirements. Refer to Note 4 of the Notes to Consolidated Financial Statements in the Annual Report for more information on purchased loans.

        HMN has substantial holdings of mortgage-backed and related securities which are held, depending on the investment intent, in the "available for sale" portfolio. HMN purchased no mortgage-backed securities during 2001, $2.1 million for 2000 and $20.4 million in purchases during 1999. HMN sold $2.1 million of mortgage-backed securities during the year ended December 31, 2001, a decrease of $27.9 million from sales of $30.0 million for 2000, compared to sales of $29.3 million for 1999. See—"Investment Activities."

        The following table shows the loan and mortgage-backed and related securities origination, purchase, acquisition, sale and repayment activities of HMN for the periods indicated.

LOANS HELD FOR INVESTMENT

	Year Ended December 31,
	2001	2000	1999
	(Dollars in thousands)
Originations by type:
Adjustable-rate:
Real-estate—one-to-four family	$8,581	12,479	5,965
—multi-family	1,765	160	818
—commercial	8,947	7,953	12,336
—construction or development	49,314	28,727	10,171
Non-real estate—consumer	21,199	20,374	17,481
—commercial business	13,262	20,681	16,671

Total adjustable-rate	103,068	90,374	63,442

Fixed-rate:
Real estate—one-to-four family	13,350	2,698	8,240
—multi-family	56	738	2,597
—commercial	7,003	8,194	15,791
—construction or development	16,731	4,502	9,544
Non-real estate—consumer	30,756	36,706	23,267
—commercial business	26,571	18,062	19,305

Total fixed-rate	94,467	70,900	78,744

Total loans originated	197,535	161,274	142,186

Purchases:
Real estate—one-to-four family	0	10,133	47,975
—commercial	2,371	2,045	10,673
—construction or development	1,715	4,750	6,793
Non-real estate—commercial business	8,360	3,671	4,123

Total loans purchased	12,446	20,599	69,564

Sales and repayments:
Real estate—commercial	2,398	2,240	685
Construction or development	99	0	0
Non-real estate—consumer	0	207	246
—commercial business	439	0	0

Total sales	2,936	2,447	931

Loans securitized and transferred to securities	0	11,129	6,925
Transfers to (from) loans held for sale	2,214	(5,081)	10,187
Principal repayments	221,495	134,347	163,691

Total reductions	226,645	142,842	181,734

Increase (decrease) in other items, net	(28,202)	1,694	(5,097)

Net increase (decrease)	$(44,866)	40,725	24,919

LOANS HELD FOR SALE

	Year Ended December 31,
	2001	2000	1999
	(Dollars in thousands)
Originations by type:
Adjustable-rate:
Real-estate—one-to-four family	$664	1,724	837

Total adjustable-rate	664	1,724	837

Fixed-rate:
Real estate—one-to-four family	235,614	58,928	66,065
—construction or development	2,559	1,240	485

Total fixed-rate	238,173	60,168	66,550

Total loans originated	238,837	61,892	67,387

Purchases:
Real estate-one-to-four family	544,053	51,826	93,177

Total loans purchased	544,053	51,826	93,177

Sales and repayments:
Real estate—one-to-four family	724,219	104,815	179,770

Total sales	724,219	104,815	179,770

Transfers to (from) loans held for investment	(2,214)	5,081	(10,187)

Total reductions	722,005	109,896	169,583

Net increase (decrease)	$60,885	3,822	(9,019)

MORTGAGE-BACKED AND RELATED SECURITIES

	Year Ended December 31,
	2001	2000	1999
	(Dollars in thousands)
Loans securitized and transferred to securities	$0	11,129	6,925
Purchases:
Mortgage-backed securities:
CMOs and REMICs	0	2,112	20,385

	0	2,112	20,385

Sales:
Mortgage-backed securities:
Adjustable-rate(1)	0	3,776	6,913
Fixed-rate(1)	0	1,674	1,143
CMOs and REMICs	2,069	24,574	21,281

Total sales	2,069	30,024	29,337

Principal repayments	(7,081)	(8,615)	(40,342)

Net decrease	$(9,150)	(25,398)	(42,369)

(1)
Consists of pass-through securities.

Delinquencies and Non-Performing Assets

        Delinquency Procedures.    When a borrower fails to make a required payment on a loan, HMN attempts to cure the delinquency by contacting the borrower. A late notice is sent on all loans over 16 days delinquent. Additional written and verbal contacts may be made with the borrower between 30 and 60 days after the due date. If the loan is contractually delinquent 90 days, HMN usually sends a 30-day demand letter to the borrower and after the loan is contractually delinquent 120 days, institutes appropriate action to foreclose on the property. If foreclosed, the property is sold at a sheriff's sale and may be purchased by HMN. Delinquent consumer loans are generally handled in a similar manner. HMN's procedures for repossession and sale of consumer collateral are subject to various requirements under state consumer protection laws.

        Real estate acquired by HMN as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate in judgment for six months to one year and thereafter as real estate owned until it is sold. When property is acquired or expected to be acquired by foreclosure or deed in lieu of foreclosure, it is recorded at the lower of cost or estimated fair value, less the estimated cost of disposition. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of fair value less disposition cost.

        The following table sets forth HMN's loan delinquencies by type, by amount and by percentage of type at December 31, 2001.

	Loans Delinquent For:
	60-89 Days			90 Days and Over			Total Delinquent Loans
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
	(Dollars in thousands)
One-to-four family real estate	8	$420	0.19%	8	$420	0.19%	16	$840	0.39%
Multi-family	0	0	0.00	1	61	0.42	1	61	0.42
Commercial	0	0	0.00	2	126	0.18	2	126	0.18
Consumer	36	589	0.74	32	312	0.39	68	901	1.14
Commercial business	5	471	0.86	6	596	1.08	11	1,067	1.94

Total	49	$1,480	0.31%	49	$1,515	0.31%	98	$2,995	0.62%

        Classification of Assets.    Federal regulations require that each savings institution classify its own assets on a regular basis. In addition, in connection with examinations of savings institutions, the Office of Thrift Supervision (OTS) and FDIC examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: Substandard, Doubtful and Loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of Substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as Loss is considered uncollectible and of such little value that continuance as an asset on the balance sheet of the institution is not warranted. Assets classified as Substandard or Doubtful require the institution to establish prudent general allowances for loan losses. If an asset or portion thereof is classified as Loss, the institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified as Loss, or charge off such amount. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the District Director of the OTS. On the basis of management's review of its assets, at December 31, 2001, the Bank had classified a total of $3,486,000 of its loans and other assets as follows:

	Real Estate
	One-to-Four Family	Construction or Development	Commercial and Multi-Family	Consumer	Commercial Business	Total
	(Dollars in thousands)
Substandard	$795	0	187	225	1,551	2,758
Doubtful	0	0	0	43	0	43
Loss	0	0	0	128	557	685

Total	$795	187	0	396	2,108	3,486

        The Bank's classified assets consist of the non-performing loans and loans and other assets of concern discussed herein. As of the date hereof, these asset classifications are materially consistent with those of the OTS and FDIC.

        Non-Performing Assets.    Loans are reviewed quarterly and any loan whose collectibility is doubtful is placed on non-accrual status. Loans are placed on nonaccrual status when either principal or interest is 90 days or more past due, unless, in the judgment of management, the loan is well collateralized and in the process of collection. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. Restructured loans include the Bank's troubled debt restructurings (which involved forgiving a portion of interest or principal on any loans or making loans at a rate materially less than the market rate). Foreclosed and repossessed assets include assets acquired in settlement of loans. The following table sets forth the amounts and categories of non-performing assets in the Bank's portfolio.

	December 31,
	2001	2000	1999	1998	1997
	(Dollars in thousands)
Non-accruing loans:
Real estate:
One-to-four family	$771	775	165	317	177
Commercial real estate	187	0	0	73	79
Consumer	311	142	177	86	7
Commercial business	890	95	0	0	0

Total	2,159	1,012	342	476	263

Accruing loans delinquent 90 days or more:
One-to-four family	24	405	476	312	365
Consumer	0	0	0	0	37

Total	24	405	476	312	402

Other assets (impaired securities)	1,390	0	0	0	0

Foreclosed and repossessed assets:
Real estate:
One-to-four family	0	195	0	18	142
Consumer	155	0	0	0	0
Commercial business	33	0	0	0	0

Total	188	195	0	18	142

Total non-performing assets	$3,761	1,612	818	806	807

Total as a percentage of total assets	0.52%	0.23%	0.12%	0.12%	0.12%

Total non-performing loans	$2,183	$1,417	$818	$788	$665

Total as a percentage of total loans receivable, net	0.46%	0.27%	0.17%	0.18%	0.15%

        For the year ended December 31, 2001, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $207,330. The amounts that were included in interest income on such loans during 2001 were $125,040.

        Total non-performing assets were $3.8 million at December 31, 2001, an increase of $2.2 million, compared to $1.6 million at December 31, 2000, $818,000 at December 31, 1999, $806,000 at December 31, 1998, and $807,000 at December 31, 1997. Non-performing assets had the following activity during 2001: charge-offs of $124,000, transfers in of $3,263,000 and transfers out due to performance of $990,000. Non-performing assets had the following activity during 2000: charge-offs of $8,000, transfers in of $1,128,000 and transfers out due to performance of $326,000. Non-performing assets had the following activity during 1999: sales of $18,000, transfers in of $423,000 and transfers out due to performance of $393,000. Non-performing assets had the following activity during 1998: sales of $142,000, transfers in of $389,000 and transfers out due to performance of $248,000. The increase in non-performing assets from 2000 to 2001 is primarily the result of classifying $1.4 million of impaired securities as non-performing assets, increases in specific reserves on commercial business loans of $382,000, and an increase in non-accrual loans of $1.1 million due to a slowing economy.

        Other Loans of Concern.    In addition to the non-performing assets set forth in the table above, as of December 31, 2001 there were $85,075 of loans with known information about the possible credit problems of the borrowers or the cash flows of the secured properties that have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms which may result in the future inclusion of such items in the non-performing asset categories.

        Management has considered the Bank's non-performing and "of concern" assets in establishing its allowance for loan losses.

        Allowance for losses on loans.    The following table sets forth an analysis of the Bank's allowance for loan losses for the year ended:

	2001	2000	1999	1998	1997
	(Dollars in thousands)
Balance at beginning of year	$3,144	3,273	3,041	2,748	2,341
Acquired allowance for loan losses	0	0	0	0	122
Provision for losses	1,150	180	240	310	300
Charge-offs
Real estate:
One-to-four family	0	0	(1)	(2)	(4)
Consumer	(170)	(59)	(9)	(17)	(7)
Commercial business	(347)	(253)	0	0	(12)

Total charge-offs	(517)	(312)	(10)	(19)	(23)

Recoveries
Consumer	6	3	2	0	8
Commercial business	0	0	0	2	0

Total recoveries	6	3	2	2	0

Net charge-offs	(511)	(309)	(8)	(17)	(15)

Balance at end of year	$3,783	3,144	3,273	3,041	2,748

Ratio of net charge-offs during the year to average loans outstanding during the year	0.10%	0.06%	0.00%	0.00%	0.01%

Ratio of allowance for losses on loans to total non-performing loans, at end of year	173.29%	221.87%	400.29%	385.79%	413.17%

        The distribution of the Bank's allowance for losses on loans at the dates indicated is summarized as follows:

	December 31,
	2001		2000		1999		1998		1997
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real Estate:
One-to-four family	$215	44.73%	$302	59.43%	$527	70.95%	$544	79.31%	$560	87.58%
Multi-family	203	2.98	111	2.30	133	1.75	142	1.02	80	0.60
Commercial	903	14.69	802	11.71	533	9.04	797	6.29	198	2.34
Construction or development	560	9.75	408	3.84	231	3.30	455	3.29	172	1.27
Consumer	565	16.44	414	13.47	674	9.93	546	7.55	527	7.05
Commercial business	1,337	11.41	665	9.25	291	5.03	328	2.54	46	1.16
Unallocated	0	0.00	442	0.00	884	0.00	229	0.00	1,165	0.00

Total	$3,783	100.00%	$3,144	100.00%	$3,273	100.00%	$3,041	100.00%	$2,748	100.00%

        The allowance for losses on loans is established through a provision for losses on loans charged to earnings based on management's evaluation of the risk inherent in its entire loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which includes a review of all loans of which full collectibility may not be reasonably assured, considers specific occurrences, general and local economic conditions, loan portfolio composition, historical and local experience and other factors that warrant recognition in providing for an adequate allowance for loan losses. For a more detailed explanation of HMN's allowance for loan losses, please refer to pages 20-21 of HMN's Annual Report.

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

        The investment strategy of HMN and the Bank has been directed toward a mix of high-quality assets (primarily government and agency obligations) with short and intermediate terms to maturity. At December 31, 2001, HMN did not own any investment securities of a single issuer which exceeded 10% of HMN's stockholder's equity other than U.S. government or federal agency obligations.

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

        The following table set forth the composition of HMN's securities portfolio, excluding mortgage-backed and related securities, at the dates indicated.

	December 31,
	2001				2000				1999
	Amortized Cost	Adjusted To	Market Value	% of Total	Amortized Cost	Adjusted To	Market Value	% of Total	Amortized Cost	Adjusted To	Market Value	% of Total
	(Dollars in thousands)
Securities available for sale:
U.S. government and agency obligations	$34,576	210	34,786	41.04%	$35,216	(1,206)	34,010	37.59%	$39,298	(1,691)	37,607	40.34%
U.S. Treasury obligations	0	0	0	0.00	1,482	(2)	1,480	1.64	3,984	(42)	3,942	4.23
Municipal obligations	728	(9)	719	0.85	1,104	(6)	1,098	1.21	1,532	(4)	1,528	1.64
Corporate debt	9,546	96	9,642	11.37	16,235	(501)	15,734	17.39	19,695	(276)	19,419	20.83
Corporate equity(1)	4,821	(91)	4,730	5.58	8,587	(768)	7,819	8.64	8,587	(1,440)	7,147	7.67
Stock of federal agencies(1)	3,768	21	3,789	4.47	3,768	(82)	3,686	4.07	3,768	(711)	3,057	3.28

Subtotal	53,439		53,666	63.31	66,392		63,827	70.54	76,864		72,700	77.99
FHLB stock	12,245		12,245	14.44	12,245		12,245	13.53	11,470		11,470	12.30

Total investment securities and FHLB stock	65,684		65,911	77.75	78,637		76,072	84.07	88,334		84,170	90.29

Average remaining life of investment securities excluding FHLB stock	2.8 years				4.3 years				4.6 years
Other Interest-earning Assets:
Cash equivalents	18,864		18,864	22.25	14,417		14,417	15.93	9,051			9.71

Total	$84,548		84,775	100.00%	$93,054		90,489	100.00%	$97,385			100.00%

Average remaining life or term to repricing of investment securities and other interest-earning assets, excluding FHLB stock	2.1 years				3.7 years				4.2 years

(1)
Average life assigned to corporate equity holdings and stock of federal agencies is five years.

        The composition and maturities of the investment securities portfolio, excluding Federal Home Loan Bank stock, mortgage-backed securities and other related securities, are indicated in the following table.

	December 31, 2001
	1 Year or Less	After 1 through 5 Years	After 5 through 10 Years	Over 10 Years	No Stated Maturity	Total Securities
	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Adjusted To	Market Value
	(Dollars in thousands)
Securities available for sale:
U.S. government securities	$0	34,462	0	114	0	34,576	210	34,786
Municipal obligations	0	0	728	0	0	728	(9)	719
Corporate debt	7,909	1,637	0	0	0	9,546	96	9,642
Corporate equity	0	0	0	0	4,821	4,821	(91)	4,730
Stock of federal agencies	0	0	0	0	3,768	3,768	21	3,789

Total stock	$7,909	36,099	728	114	8,589	53,439		53,666

Weighted average yield(1)	6.67%	4.56%	8.34%	8.50%	5.24%	5.05%

(1)
Yields are computed on a tax equivalent basis.

        Mortgage-Backed and Related Securities.    In order to supplement loan production (particularly those of interest rate sensitive loans) and achieve its asset/liability management goals, HMN invests in mortgage-backed and related securities. All of the mortgage-backed and related securities owned by HMN are issued, insured or guaranteed either directly or indirectly by a federal agency or are rated "AA" or higher. HMN had $66.2 million of mortgage-backed and related securities all classified as available for sale at December 31, 2001, a decrease of $9.2 million from $75.4 million at December 31, 2000, compared to $100.8 at December 31, 1999 and $143.1 at December 31, 1998.

        The contractual maturities of the mortgage-backed and related securities portfolio without any prepayment assumptions at December 31, 2001 is as follows:

	5 Years or Less	5 to 10 Years	10 to 20 Years	Over 20 Years	December 31, 2001 Balance Outstanding
	(Dollars in thousands)
Securities available for sale:
Federal Home Loan Mortgage Corporation	$0	325	1,803	1,571	3,699
Federal National Mortgage Association	0	0	261	0	261
Government National Mortgage Association	5	0	60	0	65
Collateralized Mortgage Obligations	0	244	3,341	58,620	62,205

Total	$5	569	5,465	60,191	66,230

Weighted average yield	9.00%	6.58%	6.75%	3.77%	4.04%

        At December 31, 2001, HMN did not have any non-agency mortgage-backed or related securities in excess of 10% of its stockholders' equity.

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

        At December 31, 2001, HMN had $54.6 million invested in CMOs which have floating interest rates that change either monthly or quarterly, compared to $58.2 million at December 31, 2000 and $68.0 million at December 31, 1999.

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

        The following table sets forth the savings flows at the Bank during the periods indicated.

	Year Ended December 31,
	2001	2000	1999
	(Dollars in thousands)
Opening balance	$421,691	400,382	433,869
Deposits	1,075,211	785,319	667,957
Withdrawals	(1,091,668)	(780,460)	(716,263)
Interest credited	16,609	16,450	14,819

Ending balance	421,843	421,691	400,382

Net increase (decrease)	$152	21,309	(33,487)

Percent increase (decrease)	0.04%	5.32%	(7.72)%

        The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Bank as of December 31:

	2001		2000		1999
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Transactions and Savings Deposits(1):
Non-interest checking	$18,148	4.30%	$12,923	3.07%	$7,706	1.92%
NOW Accounts—0.64%(2)	40,225	9.54	33,068	7.84	25,896	6.47
Passbook Accounts—0.75%(3)	32,738	7.76	32,742	7.76	34,470	8.61
Money Market Accounts—1.89%(4)	45,002	10.67	34,427	8.16	31,821	8.00

Total Non-Certificates	$136,113	32.27%	$113,160	26.83%	$99,893	25.00%

Certificates:
1.00 - 1.99%	$2,785	0.66%	$0	0.00%	$0	0.00%
2.00 - 2.99%	34,924	8.28	244	0.06	0	0.00
3.00 - 3.99%	64,330	15.25	15,884	3.77	16,609	4.10
4.00 - 4.99%	64,097	15.19	38,420	9.11	88,176	22.02
5.00 - 5.99%	35,909	8.51	52,714	12.50	151,827	37.92
6.00 - 6.99%	70,282	16.66	159,765	37.89	43,875	10.96
7.00 - 7.99%	13,403	3.18	41,504	9.84	2	0.00

Total Certificates	285,730	67.73	308,531	73.17	300,489	75.00

Total Deposits	$421,843	100.00%	$421,691	100.00%	$400,382	100.00%

(1)
Reflects rates paid on transaction and savings deposits at December 31, 2001.

(2)
The rate on NOW accounts for 2000 and 1999 was 1.0%.

(3)
The rate on Passbook Accounts for 2000 and 1999 was 2.0%.

(4)
The rate on Money Market Accounts for 2000 was 3.96% and 1999 was 3.41%.

        The following table shows rate and maturity information for the Bank's certificates of deposit as of December 31, 2001.

Certificate accounts maturing in quarter ending:	1.00- 1.99%	2.00- 2.99%	3.00- 3.99%	4.00- 4.99%	5.00- 5.99%	6.00- 6.99%	7.00- 7.99%	Total	Percent of Total
	(Dollars in thousands)
March 31, 2002	1,229	5,329	15,695	10,481	3,034	43,350	12,263	91,381	17.44
June 30, 2002	1,097	4,242	18,550	9,639	7,828	8,448	265	50,069	17.35
September 30, 2002	105	13,353	11,569	7,476	1,052	1,061	760	35,376	10.39
December 31, 2002	106	6,086	506	1,997	332	1,263	4	10,294	20.28
March 31, 2003	5	503	359	969	1,504	892	0	4,232	18.96
June 30, 2003	53	3,024	1,206	871	1,188	42	0	6,384	1.84
September 30, 2003	57	4	1,195	1,016	1,763	104	0	4,139	1.51
December 31, 2003	45	1,809	110	1,092	3,100	178	0	6,334	1.27
March 31, 2004	18	1	201	6,379	3,990	172	0	10,761	0.84
June 30, 2004	16	142	301	9,307	9,676	40	0	19,482	0.61
September 30, 2004	18	186	11,529	10,483	934	0	0	23,150	1.07
December 31, 2004	6	239	889	352	224	5	0	1,715	1.50
Thereafter	30	6	2,220	4,035	1,284	14,727	111	22,413	6.94

Total	$2,785	34,924	64,330	64,097	35,909	70,282	13,403	285,730	100.00%

Percent of total	0.97%	12.22%	22.51%	22,43%	12.57%	24.61%	4.69%	100.00%

        The following table indicates the amount of the Bank's certificates of deposit and other deposits by time remaining until maturity as of December 31, 2001.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 months	Total
	(Dollars in thousands)
Certificates of deposit less than $100,000	$76,579	42,846	40,811	74,376	234,612
Certificates of deposit of $100,000 or more	11,202	5,723	4,234	24,234	45,393
Public funds of $100,000 or more(1)	3,600	1,500	625	0	5,725

Total certificates of deposit	$91,381	50,069	45,670	98,610	285,730

Passbook of $100,000 or more	$1,200	0	0	0	1,200
Accounts of $100,000 or more	$16,002	7,223	4,859	24,234	52,318

(1)
Deposits from governmental and other public entities.

        For additional information regarding the composition of the Bank's deposits, see Note 11 of the Notes to Consolidated Financial Statements in the Annual Report. For additional information on certificate maturities and the impact on HMN's liquidity see Liquidity starting on page 23 of the Annual Report.

        Borrowings.    The Bank's other available sources of funds include advances from the FHLB and other borrowings. As a member of the FHLB, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances from the FHLB. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions. Consistent with its asset/liability management strategy, the Bank has utilized FHLB advances from time to time to extend the term to maturity of its liabilities. Also, the Bank has used FHLB borrowings to fund loan demand and other investment opportunities and to offset deposit outflows. At December 31, 2001, the Bank had $217.8 million of FHLB advances outstanding. On such date, the Bank had a collateral pledge arrangement with the FHLB of Des Moines pursuant to which the Bank may borrow up to an additional $36.4 million for liquidity purposes. See Note 12 of the Notes to Consolidated Financial Statements in the Annual Report.

        At December 31, 2001, HMN had an undrawn $2.5 million revolving line of credit with Wells Fargo Bank Minnesota, N.A. The credit line matures September 30, 2002 and floats at the Federal Funds rate plus 250 basis points. See Note 13 of the Notes to Consolidated Financial Statements in the Annual Report.

        The following table sets forth the maximum month-end balance and average balance of FHLB advances and the revolving line of credit ("Other Borrowings") for the periods indicated.

	Year Ended December 31,
	2001	2000	1999
	(Dollars in thousands)
Maximum Balance:
FHLB advances and Other Borrowings	$240,900	244,900	230,900
FHLB short-term borrowings and Other Borrowings	38,000	67,000	60,500
Average Balance:
FHLB advances and Other Borrowings	221,890	232,862	197,861
FHLB short-term borrowings and Other Borrowings	20,470	50,708	28,614

        The following table sets forth certain information as to the Bank's FHLB advances at the dates indicated.

	December 31,
	2001	2000	1999
	(Dollars in thousands)
FHLB short-term borrowings and Other Borrowings	$9,500	38,000	60,500
Weighted average interest rate of FHLB short-term borrowings and Other Borrowings	4.42%	6.79%	5.67%

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

        Osterud Insurance Agency, Inc. (OAI), a Minnesota corporation, was organized in 1983. OAI operated as an insurance agency until 1986 when its assets were sold. OAI remained inactive until 1993 when it began offering credit life insurance, annuity products and mutual fund products to the Bank's customers and others. OAI recorded a net loss of $14,800 for the year ended December 31, 2001.

        Home Federal Mortgage Services, LLC (HFMS), a Minnesota Limited Liability Corporation, was formed in 2001. HFMS is a mortgage banking and mortgage brokerage business located in Brooklyn Park, Minnesota. Prior to 2001 the business was operated as a wholly owned subsidiary of HMN and was known as HMN Mortgage Services, Inc. (MSI). In January 2001, HMN sold 100% of the MSI stock to the Bank. The Bank formed HFMS and merged MSI into HFMS. Effective February 1, 2001 the business sold a 49% membership interest in HFMS to two individuals. HFMS recorded a net loss of $824,000 for the year ended December 31, 2001.

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

Other Corporations Owned by HMN

        During 2001 HMN had two other wholly owned subsidiaries, HMN Mortgage Services, Inc. (MSI) and Security Finance Corporation (SFC). On January 23, 2001 all of the stock of MSI was sold to Home Federal Savings Bank and on January 31, 2001 it was merged into Home Federal Mortgage Services LLC. HFMS operates a mortgage banking and mortgage brokerage facility located in Brooklyn Park, Minnesota. Brooklyn Park is located in the Minneapolis/St. Paul Metropolitan area. HFMS's primary function is to originate and/or purchase single family residential loans for resale on the secondary market to FNMA, FHLMC or other third parties. It also, from time to time, purchases mortgage servicing rights from other lenders. Prior to 2001 SFC invested in commercial loans and commercial real estate loans located throughout the United States which were originated by third parties. During 2000 SFC sold the majority of its investments and loans to the Bank and has discontinued investing in commercial loans.

Employees

        At December 31, 2001, HMN had a total of 188 full-time equivalent employees. None of the employees of HMN or its subsidiaries are represented by any collective bargaining unit. Management considers its employee relations to be good.

REGULATION

Regulation And Supervision

        The banking industry is highly regulated. HMN, as a savings and loan holding company, is subject to regulation by the Office of Thrift Supervision (OTS). The Bank, a federal savings bank, is subject to extensive regulation and examination by the OTS, which is the Bank's primary federal regulator. The Federal Deposit Insurance Corporation (FDIC) also has some authority to regulate the Bank. Subsidiaries of HMN and the Bank are also subject to state regulation and/or licensing in connection with certain insurance or mortgage banking activities. HMN and the Bank are subject to numerous laws and regulations. These laws and regulations impose restrictions on activities, set minimum capital requirements, impose lending and deposit restrictions and establish other restrictions. References in this section to applicable statutes and regulations are brief and incomplete summaries only. You should consult the statutes and regulations for a full understanding of the details of their operation.

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

        Annual Reporting; Examinations. Under HOLA and OTS regulations HMN, as a savings and loan holding company, must file periodic reports with the OTS. In addition, HMN must comply with OTS recordkeeping requirements. HMN is subject to holding company examination by the OTS. The OTS may take enforcement action if the activities of a SLHC constitute a serious risk to the financial safety, soundness or stability of a subsidiary savings association.

        Affiliate Transactions. The Bank, as a holding company subsidiary that is a depository institution, is subject to both qualitative and quantitative limitations on transactions with HMN and HMN's other subsidiaries. See "Federal Restrictions on Transactions with Affiliates" below.

        Capital Adequacy. HMN is not currently subject to any regulatory capital requirements, the Bank is subject to various capital requirements. See "Capital Requirements" below. The OTS has proposed a regulation which, if adopted, would establish circumstances under which the OTS could review capital adequacy of SLHC.

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

        OTS regulations further delineate such institutions' lending and investment powers. Savings associations are expected to conduct lending activities in a prudent, safe and sound manner. OTS regulations set aggregate limits on certain types of loans including commercial loans and consumer loans. OTS regulations also establish limits on loans to a single borrower. As of December 31, 2001, the Bank's loan limit to one borrower was approximately $8.6 million. Federal savings institutions generally may not invest in noninvestment-grade debt securities. Federal savings institutions may establish subsidiaries to conduct any activity the institution is authorized to conduct and may establish service corporation subsidiaries for limited preapproved activities.

        Qualified Thrift Lender Test. Savings associations, including the Bank, must be qualified thrift lenders ("QTL"). A savings association generally satisfies the QTL test if at least 65% of a specified asset base consists of things such as loans to small businesses, credit card loans; and certain assets related to domestic residential real estate. Savings associations may qualify as QTLs in other ways. Savings associations that do not qualify as QTLs are subject to significant restrictions on their operations. As of December 31, 2001, the Bank met the QTL test.

        OTS Assessments. HOLA authorizes the OTS to charge assessments to recover the costs of examining savings associations and their affiliates. The assessment is done semi-annually. The OTS bases the assessment on three factors: 1) asset size; 2) condition; and 3) complexity of the institution. The Bank's OTS assessment for the year ended December 31, 2001, was approximately $141,000.

        Federal Restrictions on Transactions with Affiliates. All banks and savings institutions are subject to affiliate and insider transaction rules applicable to member banks of the Federal Reserve System set forth in Sections 23A, 23B, 22(g) and 22(h) of the Federal Reserve Act, as well as such additional limitations as the institution's primary federal regulator may adopt. These provisions prohibit or limit a savings institution from extending credit to, or entering into certain transactions with affiliates, principal stockholders, directors and executive officers of the savings institution and its affiliates. For these purposes, the term "affiliate" generally includes a holding company such as HMN and any company under common control with the savings institution. Section 23A limits transactions with any one affiliate to 10% of the bank's capital and surplus and with all affiliates in the aggregate to 20%. In addition, the federal law governing unitary savings and loan holding companies prohibits the Bank from making any loan to any affiliate whose activity is not permitted for a subsidiary of a bank holding company. This law also prohibits the Bank from making any equity investment in any affiliate that is not its subsidiary.

        Restrictions on Subsidiary Savings Institution Dividends. Federal law limits the ability of a depository institution, such as, the Bank to pay dividends or make other capital distributions. The Bank, as a subsidiary of a savings and loan holding company, must file a notice with the OTS at least 30 days before the proposed declaration of a dividend or approval of the proposed capital distribution by its board of directors. In addition, a savings association must obtain prior approval from the OTS if it fails to meet certain regulatory conditions. In March of 2000, the Bank received notification from the OTS that subject to certain restrictions (which could only be calculated at the time of distribution) a dividend from the Bank to HMN of $3.0 million could be paid during 2000 without violating the dividend limitations mentioned above. There were no dividends paid from the Bank to HMN during 2001.

FDIC Insurance

        The FDIC insures the deposits of the Bank. The FDIC administers two separate deposit insurance funds, the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF). The BIF is a deposit insurance fund for commercial banks and some savings banks. The SAIF is a deposit insurance fund for most savings banks. The Bank is a member of the SAIF.

        The FDIC has established a risk-based system for setting deposit insurance assessments. Under the risk-based assessment system, an institution's insurance assessments vary according to the level of capital the institution holds and the degree to which it is the subject of supervisory concern. In addition, regardless of the potential risk to the insurance fund, federal law requires the FDIC to establish assessment rates that will maintain each insurance fund's ratio of reserves to insured deposits at $1.25 per $100. Both funds currently exceed this reserve ratio. During 2001, the assessment rate for both SAIF and BIF deposits ranged from zero to 0.27% of covered deposits. The Bank qualified for the lowest rate on SAIF deposits in 2001.

        In addition to deposit insurance assessments, the FDIC is authorized to collect assessments against insured deposits to be paid to the Finance Corporation (FICO) to service FICO debt incurred in the 1980s. The FICO assessment rate is adjusted quarterly. In 2001 the Bank paid an assessment of approximately $78,000.

Capital Requirements

        Since 1989 the federal bank regulators, including the OTS, have had a risk-based capital framework in place. The regulators use a combination of risk-based guidelines and leverage ratios to evaluate capital adequacy.

        The following table sets forth the current regulatory requirement for capital ratios for savings associations as compared with our capital ratios at December 31, 2001:

	Core or Tier 1 Capital to Adjusted Total Assets		Tangible Capital to Adjusted Total Assets	Core or Tier 1 Capital to Risk- Weighted Assets	Total Capital to Risk-Weighted Assets
Regulatory Minimum	3.00	%(1)	1.50%	4.00%	8.00%
The Bank's Actual	7.81		7.81	11.90	12.57

(1)
Most savings associations are required to maintain a leverage ratio of 4.00% or more.

Capital Categories and Prompt Corrective Action

        The Federal Deposit Insurance Corporation Improvement Act (FDICIA) created a statutory framework that increased the importance of meeting applicable capital requirements. FDICIA established five capital categories: (1) well-capitalized; (2) adequately capitalized; (3) undercapitalized; (4) significantly undercapitalized; and (5) critically undercapitalized. The activities in which a depository institution may engage and regulatory responsibilities of federal banking regulators vary depending upon whether an institution is well-capitalized, adequately capitalized or under capitalized. Under capitalized institutions are subject to various restrictions such as limitations on dividends and growth.

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

Federal Home Loan Bank System

        The Bank is a member of the Federal Home Loan Bank of Des Moines (FHLB), which is one of the 12 regional Federal Home Loan Banks (FHB), that administers the home financing credit function of savings associations. Each FHB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHB. These policies and procedures are subject to the regulation and oversight of the Federal Housing Financing Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHB. Long-term advances are required to be used for residential home financing and small business and agricultural loans.

        As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines. As of December 31, 2001, the Bank had $12.2 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received dividends on its FHLB stock. Over the past five calendar years such dividends have averaged approximately 6.0%.

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

        Under regulations that apply to all CRA performance evaluations after July 1, 1997, many factors play a role in assessing a financial institution's CRA performance. The institution's regulator must consider its financial capacity and size, legal impediments, local economic conditions and demographics, including the competitive environment in which it operates. The evaluation does not rely on absolute standards, and the institutions are not required to perform specific activities or to provide specific amounts or types of credit. The Bank maintains a CRA statement for public viewing, as well as an annual CRA highlights document. These documents describe the Bank's credit programs and services, community outreach activities, public comments and other efforts to meet community credit needs. The Bank's last CRA exam was November 11, 2001 and the Bank received a "satisfactory" rating.

Gramm-Leach-Biley Act

        In November of 1999 the Gramm-Leach-Biley Act ("GLB Act"), was signed into law. The GLB Act made significant changes to laws regulating the financial services industry. Changes included: (1) a new framework under in which bank holding companies can own securities firms, insurance companies and other financial companies; (2) prohibitions on new unitary SLHCs from engaging in non-financial activities or affiliating with non-financial entities; (3) new consumer protections associated with the transfer and use of non-public personal information by financial institutions; and (4) modifications to the Federal Home Loan Bank System. Unitary SLHCs, such as HMN, that were in existence or had an application filed with the OTS on or before May 4, 1999, are not subject to the new restrictions on unitary SLHCs. As a result, the GLB Act does not affect HMN's ability to control non-financial firms. The provisions permitting affiliations between bank holding companies and other financial companies does not increase HMN's authority to affiliate. As a unitary SLHC, HMN was generally permitted to have such affiliations prior to enactment of the GLB Act. We do not expect the consumer privacy provisions to impact business. The impact on HMN of other changes are uncertain.

Recent Developments

USA Patriot Act

        On October 26, 2001, the President signed the USA Patriot Act of 2001 (the "Patriot Act") into law. Patriot Act contains sweeping anti-money laundering and financial transparency provisions, including (i) due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-United States persons; (ii) standards for verifying customer identification at account opening; and (iii) Rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

        The Patriot Act grants the Secretary of the Treasury broad authority to establish regulations and to impose requirements and restrictions on financial institutions' operations. HMN has not determined the impact that Patriot Act will have on its operations, but the impact is not expected to be material.

ITEM 2. PROPERTIES

        The following table sets forth information concerning the main office and each branch office of HMN at December 31, 2001. The Bank uses all properties listed below except for the mortgage banking/brokerage office which is used by HFMS. At December 31, 2001, HMN's premises had an aggregate net book value of approximately $6.6 million.

Location	Year Acquired	Owned or Leased
Corporate Office:
1016 Civic Center Drive NW Rochester, Minnesota	2001	Leased
Full Service Branches:
715 North Broadway Spring Valley, Minnesota	1998	Owned
201 Oakland Avenue West Austin, Minnesota	1960	Owned
Crossroads Shopping Center Rochester, Minnesota	1962	Owned
4th & Center(1) Winona, Minnesota	1973	Owned
175 Center Street Winona, Minnesota	1998	Owned
208 South Walnut LaCrescent, Minnesota	1975	Owned
1016 Civic Center Drive NW Rochester, Minnesota	2001	Leased
1110 6th St. NW(1) Rochester, Minnesota	1982	Owned
143 West Clark Street Albert Lea, Minnesota	1993	Owned
303 W. Main St. Marshalltown, Iowa	1997	Owned
1301 County Road Toledo, Iowa	2001	Owned
29 S. Center St. Marshalltown, Iowa	1997	Owned
111 S. Broadway, Suite 200 Rochester, Minnesota	2000	Leased
3530 55th St. NW Rochester, Minnesota	2001	Leased
101 North Broadway(2) Spring Valley, Minnesota	1975	Owned
Mortgage Banking/Brokerage Office:
7101 Northland Circle, Suite 200 Brooklyn Park, Minnesota	1997	Leased

(1)
The property previously was used by the Bank and is currently being held for sale.

(2)
The property previously was used by the Bank for corporate offices and is currently used for file storage.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

        The information on pages 23, 45, 56 and the back cover page of the Annual Report to Security Holders for the year ended December 31, 2001 is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

        The information on page 11 of the Annual Report to Security Holders for the year ended December 31, 2001 is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information on pages 12 through 28 of the Annual Report to Security Holders for the year ended December 31, 2001 is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        The information on pages 25 through 27 of the Annual Report to Security Holders for the year ended December 31, 2001 is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information on pages 29 through 56 of the Annual Report to Security Holders for the year ended December 31, 2001 is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information regarding directors on pages 3 through 5 and the information regarding beneficial ownership reporting compliance on page 15 of the Registrant's definitive Proxy Statement dated March 21, 2002 is incorporated herein by reference.

Executive Officers of the Registrant Who Are Not Directors

        Officers are elected annually by the Board of Directors of HMN and the Bank. The business experience of each executive officer of both HMN and the Bank who is not also a director of HMN is set forth below.

        Dwain C. Jorgensen.    Mr. Jorgensen, age 53, is Senior Vice President Operations of HMN and the Bank. Mr. Jorgensen has held such positions with the Bank since 1998. Prior to such time, he served as Vice President, Controller and Chief Accounting Officer of HMN and the Bank from 1989 to 1998. From 1983 to 1989, Mr. Jorgensen was an Assistant Vice President and Operations Officer with the Bank.

        Jon J. Eberle.    Mr. Eberle, age 36, is Vice President Controller of HMN and the Bank. Mr. Eberle has been Vice President since 2000 and has been Controller since 1998. Prior to such time, he served as Internal Auditor for HMN and the Bank from 1994 to 1998.

ITEM 11. EXECUTIVE COMPENSATION

        The information on pages 8 through 13 of the Registrant's definitive Proxy Statement dated March 21, 2002 is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information on pages 1, 2, 3, and 4 of the Registrant's definitive Proxy Statement dated March 21, 2002 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information on page 13 of the Registrant's definitive Proxy Statement dated March 21, 2002 is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a)  Financial Statements, Financial Statement Schedules and Exhibits

          1.    Financial Statements

          The following information appearing in the Registrant's Annual Report to Security Holders for the year ended December 31, 2001, is incorporated by reference in this Form 10-K Annual Report as Exhibit 13.

Annual Report Section	Pages in 2001 Annual Report
Five Year Consolidated Financial Highlights	11
Consolidated Balance Sheets—December 31, 2001 and 2000	29
Consolidated Statements of Income—Each of the Years in the Three-Year Period Ended December 31, 2001	30
Consolidated Statements of Comprehensive Income—Each of the Years in the Three-Year Period Ended December 31, 2001	30
Consolidated Statement of Stockholders' Equity—Each of the Years in the Three-Year Period Ended December 31, 2001	31
Consolidated Statements of Cash Flows—Each of the Years in the Three-Year Period Ended December 31, 2001	32
Notes to Consolidated Financial Statements	33–52
Independent Auditors' Report	53
Selected Quarterly Financial Data	54–55
Other Financial Data	56
Common Stock Price Information	56

          2.    Financial Statement Schedules

          All financial statement schedules have been omitted as information is not required under the related instructions, is not applicable or has been included in the Notes to Consolidated Financial Statements.

          3.    Exhibits

Regulation S-K Exhibit Number		Document	Reference to Prior Filing or Exhibit Number Attached Hereto	Sequential Page Numbering Where Attached Exhibits Are Located in This Form 10-K Report
2		Agreement and Plan of Merger dated July 1, 1997	1*	Not applicable
3		Amended and Restated Certificate of Incorporation	2*	Not applicable
		Amended and Restated By-laws	3*	Not applicable
4		Form of Common Stock Certificate	4*	Not applicable
10.1	†	Employment Agreement for Mr. Weise dated June 29, 1994	5*	Not applicable
		Extension of Employment Contract	6*	Not applicable
		Second Extension of Employment Contract	7*	Not applicable
		Third Extension of Employment Contract	8*	Not applicable
		Fourth Extension of Employment Contract	9*	Not applicable
10.2a	†	Employment Agreement for Mr. Gardner dated June 29, 1994	5*	Not applicable
		Extension of Employment Contract	6*	Not applicable
		Second Extension of Employment Contract	7*	Not applicable
		Third Extension of Employment Contract	8*	Not applicable
		Fourth Extension of Employment Contract	9*	Not applicable
10.2b	†	Early Retirement Agreement for Mr. Gardner dated October 24, 2000	11*	Not applicable
10.3a	†	Change in Control Agreement for Mr. McNeil dated as of November 1, 2000	11*	Not applicable
10.3b	†	Employment Agreement for Mr. McNeil dated as of November 1, 2000	11*	Not applicable
10.4a	†	Change in Control Agreement for Mr. Johnson dated as of November 1, 2000	11*	Not applicable
10.4b	†	Employment Agreement for Mr. Johnson dated as of November 1, 2000	11*	Not applicable
10.5	†	Directors Deferred Compensation Plan	5*	Not applicable
10.6	†	Amended and Restated HMN Financial, Inc. Recognition and Retention Plan dated July 29, 1998	10*	Not applicable
10.7	†	Amended and Restated HMN Financial, Inc. Stock Option and Incentive Plan dated July 29, 1998	10*	Not applicable
11		Statement re: Computation of per share earnings	Exhibit 11	Filed electronically
13		Annual Report to Security Holders	Exhibit 13	Filed electronically
21		Subsidiaries of Registrant	Exhibit 21	Filed electronically
23	Consent of KPMG LLP dated March 27, 2002	Exhibit 23	Filed electronically

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

11*
Incorporated by reference to the same numbered exhibit to the Company's Annual Report on Form 10-K for the period ended December 31, 2000 (File No. 0-24100).

        (b)  Reports on Form 8-K:

          1.    On April 25, 2001, under Item 5., containing a press release declaring a dividend and announcing the appointment of the Company's Chairman.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HMN FINANCIAL, INC.
Date:	March 27, 2002	By:	/s/ MICHAEL MCNEIL Michael McNeil (Duly Authorized Representative)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ TIMOTHY R. GEISLER Timothy R. Geisler, Chairman
Date:	March 27, 2002
By:	/s/ MICHAEL MCNEIL Michael McNeil, President (Principal Executive Officer)	By:	/s/ TIMOTHY P. JOHNSON Timothy P. Johnson, Executive Vice President and Director (Principal Financial Officer)
Date:	March 27, 2002	Date:	March 27, 2002
By:	/s/ ALLAN R. DEBOER Allan R. DeBoer, Director	By:	/s/ DUANE D. BENSON Duane D. Benson, Director
Date:	March 27, 2002	Date:	March 27, 2002
By:	/s/ TIMOTHY R. GEISLER Timothy R. Geisler, Director	By:	/s/ SUSAN K. KOLLING Susan K. Kolling, Director
Date:	March 27, 2002	Date:	March 27, 2002
By:	/s/ MAHLON C. SCHNEIDER Mahlon C. Schneider, Director	By:	/s/ JON J. EBERLE Jon J. Eberle, Vice President and Controller
Date:	March 27, 2002	Date:	March 27, 2002

INDEX TO EXHIBITS

Regulation S-K Exhibit Number	Document	Sequential Page Numbering Where Attached Exhibits Are Located in This Form 10-K Report
11	Statement re: Computation of per share earnings	Filed electronically
13	Annual Report to Security Holders	Filed electronically
21	Subsidiaries of Registrant	Filed electronically
23	Consent of KPMG LLP dated March 27, 2002	Filed electronically