Form 10-Q
period 2002-03-31
HMN FINANCIAL INC
filed 2002-05-13
CIK 921183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) FOR THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 0-24100

                                                            HMN FINANCIAL, INC.

                                           (Exact name of Registrant as specified in its Charter)
Delaware	41-1777397
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
1016 Civic Center Drive N.W., Rochester, Minnesota	55901
(Address of principal executive offices)	(ZIP Code)
Registrant's telephone number, including area code:	(507) 535-1200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes (X)                 No (   )

Indicate the number of shares outstanding of each of the issuer's common stock as of the latest practicable date.

Class	Outstanding at May 3, 2002
Common stock, $0.01 par value	4,399,345

                                                           HMN FINANCIAL, INC.

                                                                      CONTENTS
PART I - FINANCIAL INFORMATION
		Page
Item 1:	Financial Statements (unaudited)

	Consolidated Balance Sheets at March 31, 2002 and December 31, 2001	3

	Consolidated Statements of Income for the Three Months Ended March 31, 2002 and 2001	4

	Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2002 and 2001	5

	Consolidated Statement of Stockholders' Equity for the Three Month Period Ended March 31, 2002	5

	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2002 and 2001	6

	Notes to Consolidated Financial Statements	7-14

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations	15-22

Item 3:	Quantitative and Qualitative Disclosures about Market Risk Discussion included in Item 2 under Market Risk	17

PART II - OTHER INFORMATION

Item 1:	Legal Proceedings	23

Item 2:	Changes in Securities	23

Item 3:	Defaults Upon Senior Securities	23

Item 4:	Submission of Matters to a Vote of Security Holders	23

Item 5:	Other Information	23

Item 6:	Exhibits and Reports on Form 8-K	23

Signatures		24

HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
	2002	2001

Assets
Cash and cash equivalents	$65,425,262	23,019,553
Securities available for sale:
Mortgage-backed and related securities
(amortized cost $64,704,962 and $65,878,534)	65,533,335	66,229,732
Other marketable securities
(amortized cost $74,017,398 and $53,439,401)	73,849,217	53,665,502

	139,382,552	119,895,234

Loans held for sale	25,853,978	68,017,570
Loans receivable, net	448,976,189	471,667,772
Accrued interest receivable	3,495,845	3,508,828
Federal Home Loan Bank stock, at cost	12,245,000	12,245,000
Premises and equipment, net	11,816,652	10,860,756
Investment in limited partnerships	1,902,571	1,523,650
Goodwill	3,800,938	3,800,938
Mortgage servicing rights, net	2,284,068	1,903,636
Core deposit intangible	654,464	685,509
Prepaid expenses and other assets	2,943,178	3,985,625

Total assets	$718,780,697	721,114,071

Liabilities and Stockholders' Equity
Deposits	$414,023,610	421,843,369
Federal Home Loan Bank advances	217,800,000	217,800,000
Accrued interest payable	923,953	1,017,456
Advance payments by borrowers for taxes and insurance	1,346,543	1,015,570
Accrued expenses and other liabilities	5,714,276	6,535,734
Deferred tax liabilities	878,900	976,900
Due to broker	5,020,313	0

Total liabilities	645,707,595	649,189,029

Commitments and contingencies
Minority interest	(209,470)	(236,309)
Stockholders' equity:
Serial preferred stock: ($.01 par value)
Authorized 500,000 shares; issued and outstanding none	0	0
Common stock ($.01 par value):
Authorized 11,000,000; issued shares 9,128,662	91,287	91,287
Additional paid-in capital	59,131,787	59,168,782
Retained earnings, subject to certain restrictions	78,397,443	76,956,978
Accumulated other comprehensive income	429,840	367,744
Unearned employee stock ownership plan shares	(5,076,390)	(5,124,746)
Unearned compensation restricted stock awards	(1,725)	(7,350)
Treasury stock, at cost 4,757,596 and 4,732,521 shares	(59,689,670)	(59,291,344)

Total stockholders' equity	73,282,572	72,161,351

Total liabilities and stockholders' equity	$718,780,697	721,114,071

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(unaudited)

	Three Months Ended March 31,
	2002 2001

Interest income:
Loans receivable	$9,749,506	11,226,494
Securities available for sale:
Mortgage-backed and related	458,061	1,248,629
Other marketable	732,793	857,943
Cash equivalents	90,579	43,228
Other	109,662	165,886

Total interest income	11,140,601	13,542,180

Interest expense:
Deposits	3,113,547	5,061,602
Federal Home Loan Bank advances	2,576,863	3,330,364

Total interest expense	5,690,410	8,391,966

Net interest income	5,450,191	5,150,214
Provision for loan losses	720,000	150,000

Net interest income after provision for loan losses	4,730,191	5,000,214

Non-interest income:
Fees and service charges	403,809	351,791
Mortgage servicing fees	159,933	106,774
Securities gains, net	18,925	277,704
Gain on sales of loans	1,044,560	852,336
Earnings (losses) in limited partnerships	378,921	(303,281)
Other	258,066	130,124

Total non-interest income	2,264,214	1,415,448

Non-interest expense:
Compensation and benefits	1,951,484	1,913,011
Occupancy	683,427	565,219
Federal deposit insurance premiums	19,436	20,803
Advertising	142,545	86,155
Data processing	264,459	230,826
Amortization of mortgage servicing rights, net of
valuation adjustments and servicing costs	211,202	140,643
Other	873,106	842,618

Total non-interest expense	4,145,659	3,799,275

Income before income tax expense	2,848,746	2,616,387
Income tax expense	840,100	997,600

Income before minority interest	2,008,646	1,618,787
Minority interest	40,674	27,879

Net income	$1,967,972	1,590,908

Basic earnings per share	$0.53	0.43

Diluted earnings per share	$0.50	0.40

See accompanying notes to consolidated financial statements.

                                                                     HMN FINANCIAL, INC. AND SUBSIDIARIES

                                                                Consolidated Statements of Comprehensive Income

                                                                    For the Three Months Ended March 31, 2002

                                                                                                      (unaudited)

		Three Months Ended March 31,
		2002			2001

Net income	$			1,967,972			1,590,908
Other comprehensive income, net of tax:
Unrealized losses on hedging valuation		(22,232)			0
Less: minority interest in hedging valuation		(13,834)			0

Net unrealized losses on hedging valuation			(8,398)			0
Unrealized gains on securities:
Unrealized holding gains arising during period		82,810			1,357,734
Less: reclassification adjustment for gains
Included in net income		12,316			170,711

Net unrealized gains on securities			70,494			1,187,023

Other comprehensive income				62,096			1,187,023

Comprehensive income	$			2,030,068			2,777,931

See accompanying notes to consolidated financial statements.

                                                                 HMN FINANCIAL, INC. AND SUBSIDIARIES

                                               Consolidated Statement of Stockholders' Equity

                                                           For the Three Month Period Ended March 31, 2002

                                                                                               (unaudited)

					Unearned
					Employee	Unearned
				Accumulated	Stock	Compensation		Total
		Additional		Other	Ownership	Restricted		Stock-
	Common	Paid-in	Retained	Comprehensive	Plan	Stock	Treasury	Holders'
	Stock	Capital	Earnings	Income	Shares	Awards	Stock	Equity

Balance, December 31, 2001	$ 91,287	59,168,782	76,956,978	367,744	(5,124,746)	(7,350)	(59,291,344)	72,161,351
Net income			1,967,972					1,967,972
Other comprehensive income				62,096				62,096
Treasury stock purchases							(658,611)	(658,611)
Employee stock options
exercised		(109,245)					260,285	151,040
Tax benefits of exercised
stock options		44,542						44,542
Amortization of restricted
stock awards						5,625		5,625
Dividends paid			(527,507)					(527,507)
Earned employee stock
ownership plan shares		27,708			48,356			76,064

Balance, March 31, 2002	$ 91,287	59,131,787	78,397,443	429,840	(5,076,390)	(1,725)	(59,689,670)	73,282,572

See accompanying notes to consolidated financial statements.

                                                                HMN FINANCIAL, INC. AND SUBSIDIARIES

                                                                   Consolidated Statements of Cash Flows

                                                                                         (unaudited)

	Three Months Ended March 31,

	2002	2001

Cash flows from operating activities:
Net income	$1,967,972	1,590,908
Adjustments to reconcile net income to cash provided (used) by operating activities:
Provision for loan losses	720,000	150,000
Depreciation	312,487	243,694
Amortization of (discounts) premiums, net	79,702	(1,867)
Amortization of deferred loan fees	(260,091)	(92,784)
Amortization of goodwill	0	45,009
Amortization of core deposit intangible	31,045	33,039
Amortization of other purchase accounting adjustments	2,376	3,171
Amortization of mortgage servicing rights and net valuation adjustments	203,792	139,258
Capitalized mortgage servicing rights	(584,224)	(194,575)
Deferred income taxes	(104,400)	62,500
Securities gains, net	(18,925)	(277,704)
Gain on sales of loans	(1,044,560)	(852,336)
Proceeds from sale of loans held for sale	123,270,922	141,878,210
Disbursements on loans held for sale	(77,698,382)	(177,712,362)
Principal collected on loans held for sale	65,647	12,175
Amortization of restricted stock awards	5,625	1,837
Amortization of unearned ESOP shares	48,356	48,357
Earned employee stock ownership shares priced above original cost	27,708	23,585
Decrease in accrued interest receivable	12,983	598,074
Decrease in accrued interest payable	(93,503)	(278,704)
Equity (earnings) losses of limited partnerships	(378,921)	303,281
Equity earnings of minority interest	40,674	27,879
Increase in other assets	(54,490)	(523,256)
Decrease (increase) in other liabilities	(595,232)	1,060,897
Other, net	(42)	38,167

Net cash provided by (used) operating activities	45,956,519	(33,673,547)

Cash flows from investing activities:
Proceeds from sales of securities available for sale	1,461,425	15,000,567
Principal collected on securities available for sale	6,347,804	2,249,266
Proceeds collected on maturity of securities available for sale	3,250,000	8,695,000
Purchases of securities available for sale	(25,518,515)	0
Net decrease (increase) in loans receivable	20,558,281	(1,359,467)
Purchases of premises and equipment	(1,268,383)	(468,143)

Net cash provided by investing activities	4,830,612	24,117,223
Cash flows from financing activities:
Decrease in deposits	(7,677,317)	(321,102)
Purchase of treasury stock	(658,611)	0
Stock options exercised	151,040	86,056
Dividends to stockholders	(527,507)	(365,040)
Proceeds from Federal Home Loan Bank advances	0	76,400,000
Repayment of Federal Home Loan Bank advances	0	(66,500,000)
Minority interest in mortgage services	0	125,000
Increase in advance payments by borrowers for taxes and insurance	330,973	451,616

Net cash (used) provided by financing activities	(8,381,422)	9,876,530

Increase in cash and cash equivalents	42,405,709	320,206
Cash and cash equivalents, beginning of period	23,019,553	14,416,861

Cash and cash equivalents, end of period	$64,425,262	14,737,067
Supplemental cash flow disclosures:
Cash paid for interest	$5,783,913	8,670,670
Cash paid for income taxes	42,500	442,000
Supplemental noncash flow disclosures:
Loans transferred to loans held for sale	1,592,095	727,243
Transfer of loans to real estate	0	50,645

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

                                                                            Notes to Consolidated Financial Statements

                                                                                                    (unaudited)

                                                                                       March 31, 2002 and 2001

(1) HMN Financial, Inc.

HMN Financial, Inc. (HMN) is a stock savings bank holding company which owns 100 percent of Home Federal Savings Bank (the Bank or Home Federal). Home Federal has a community banking philosophy and operates retail banking facilities in Minnesota and Iowa. The Bank has two wholly owned subsidiaries, Osterud Insurance Agency, Inc. (OAI) which offers financial planning products and services and Home Federal REIT, Inc. (HFREIT) which invests in real estate loans acquired from the Bank. HMN has another wholly owned subsidiary, Security Finance Corporation (SFC) which holds a limited number of commercial and commercial real-estate loans originated by third parties. The Bank has a 51% owned subsidiary, Home Federal Mortgage Services, LLC (HFMS), which is a mortgage banking and mortgage brokerage business located in Brooklyn Park, Minnesota.

The consolidated financial statements included herein are for HMN, SFC, the Bank and the Bank's subsidiaries, OAI, HFREIT and HFMS. All significant intercompany accounts and transactions have been eliminated in consolidation.

(2) Basis of Preparation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of comprehensive income, consolidated statement of stockholders' equity and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments consisting of only normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The statement of income for the three month period ended March 31, 2002 is not necessarily indicative of the results which may be expected for the entire year.

Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform with the current period presentation.

(3) New Accounting Standards

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142.

HMN adopted the provisions of SFAS No. 141 effective July 1, 2001 and adopted SFAS No. 142 effective January 1, 2002. Intangible assets acquired in business combinations completed before July 1, 2001 were evaluated during the first quarter of 2002 to determine if the useful lives and residual values of all intangible assets acquired in purchase business combinations met the new criteria established in SFAS No. 141 for recognition apart from goodwill and to make any necessary amortization period adjustments. Core deposit intangibles acquired in December of 1997 were assigned a remaining life of six years and are being amortized on an accelerated basis.

At December 31, 2001 the Bank (a reporting unit) had goodwill of $3,800,938 and during the first quarter of 2002 it was determined that the fair value of the Bank was in excess of the book value of the Bank therefore no impairment loss was necessary for goodwill. In determining the fair value of the Bank, management compiled recent financial institutional sale prices for similar sized financial institutions located in the Midwest and throughout the United States to determine average price to earnings multiples and average multiples of book. Fair value for the Bank was then determined by applying those multiples to the Bank's financial information. On January 1, 2002, in accordance with SFAS No. 142, goodwill amortization ceased. Goodwill amortization for the year ended 2001 was $180,036 or $45,009 per quarter.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets. This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, And Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). The Statement also amends Accounting Research Bulletin (ARB) No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. HMN adopted the provisions of SFAS. No. 144 effective January 1, 2002 with no impact to its financial position or results of its operations.

(4) Derivative Instruments and Hedging Activities

HMN adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, in the first quarter of 2001. In July of 2002, HMN entered into an interest rate swap for $15 million. Under the interest rate swap, HMN pays interest based upon the three month London Inter-Bank Offer Rate (LIBOR) and receives interest payments based upon a fixed rate of 6.0% on a notional value of $15 million in a fair value hedge with no ineffectiveness. The hedge is offsetting a callable certificate of deposit for $15 million that was issued by HMN. On March 31, 2002, the interest rate swap had a market value adjustment of $324,559 which is included in other liabilities. The corresponding certificate of deposit was adjusted by the same amount and is reflected in deposits in the consolidated balance sheet of HMN. The interest rate swap was deemed to be totally effective and therefore no gain or loss was recorded in the income statement.

HMN originates and purchases single family residential loans for sale into the secondary market and enters into commitments to sell or securitize those loans in order to mitigate the interest rate risk associated with holding the loans until they are sold. At the beginning of the second quarter of 2001, commitments to sell Loans Held for Sale were designated as a cash flow hedge of a forecasted transaction and were accounted for in accordance with SFAS No. 133 with no ineffectiveness recognized in the income statement. The derivative recorded in the balance sheet is a consolidated number that is partially owned by a minority interest. On March 31, 2002, the carrying value of the derivatives were marked to market by a $16,563 increase in other assets, the deferred tax liability was $3,000, the minority interest amount was $8,116, and other comprehensive income was $5,447.

As the loans held for sale are ultimately sold, the gains currently in accumulated other comprehensive income will be reclassified in the gains and losses on sale of loans in the income statement. It is estimated that all of the loans held for sale at March 31, 2002 will be sold in the next three months.

HMN has commitments outstanding to extend credit to future borrowers or to purchase loans that had not closed prior to the end of the quarter which it refers to as its mortgage pipeline. Most of the time, as commitments to originate or purchase loans enter into the mortgage pipeline, HMN simultaneously enters into commitments to sell the mortgage pipeline into the secondary market in order to reduce the interest rate risk from when the loan is committed until it is sold. These commitments are freestanding derivatives. As a result of marking the mortgage pipeline and the related commitments to sell to market for the quarter ended March 31, 2002, HMN recorded an increase to other assets of $32,116 and an increase to other liabilities of $32,116. The net impact on the income statement of recording these derivatives at fair value was zero. Some commitments to originate or purchase loans did not have a corresponding commitment to sell at March 31, 2002. The commitments were marked to market which resulted in a decrease to other liabilities of $50,669 and a gain in the gains or losses on sales of loans of $50,669.

Loans held for sale include loans that do not qualify for hedge accounting. A significant portion of these loans have commitments to sell associated with them. As a result of marking these loans to the lower of cost or market and recording the commitments to sell at fair value, loans held for sale were reduced by $204,066 and other assets were increased by $204,066. The net impact on the income statement was zero. A portion of these loans did not have a commitment associated with them and the lower of cost or market adjustment resulted in an increase in loans held for sale of $97,507 and a gain in gains or losses on sales of loans of $97,507.

(5) Comprehensive Income

Comprehensive income is defined as the change in equity during a period from transactions and other events from nonowner sources. Comprehensive income is the total of net income and other comprehensive income, which for HMN is comprised of unrealized gains and losses on securities available for sale and unrealized losses on hedging valuations.

The gross unrealized losses in hedging valuation for the first quarter of 2002 was $28,232, the income tax benefit would have been $6,000 and therefore, the net loss was $22,232. The gross minority interest in hedging valuations for the first quarter of 2002 was $13,384. There were no gains or losses on hedging valuation in the first quarter of 2001.

The gross unrealized holding gains for the first quarter of 2002 were $101,819, the income tax expense would have been $19,009 and therefore, the net gain was $82,810. The gross reclassification adjustment for the first quarter of 2002 was $18,925, the income tax expense would have been $6,609 and therefore, the net reclassification adjustment was $12,316. The gross unrealized holding gains for the first quarter of 2001 were $2.3 million, the income tax expense would have been $892,293 and therefore, the net gain was $1,357,734. The gross reclassification adjustment for the first quarter of 2001 was a gain of $277,704, the income tax expense would have been $106,993 and therefore, the net reclassification adjustment was a gain of $170,711.

(6) Cash Dividend

On April 23, 2002 HMN's Board of Directors announced a cash dividend of $0.18 per share, payable on June 10, 2002 to stockholders of record on May 23, 2002.

(7) Investment in Limited Partnerships

Investments in limited partnerships were as follows:

Primary partnership activity	March 31, 2002	December 31, 2001

Mortgage servicing rights	$1,373,584	991,941
Common stock of financial institutions	284,189	265,955
Low to moderate income housing	244,798	265,754

	$1,902,571	1,523,650

During the first quarter of 2002 HMN's proportionate gain from a mortgage servicing partnership was $381,643, its proportionate share of gains from common stock investments in financial institutions was $18,234 and it recognized $20,956 of losses on low income housing partnerships. During 2002 HMN anticipates receiving low-income housing credits totaling $84,000, of which $21,000 were credited to current income tax benefits.

During the first quarter of 2001 HMN's proportionate loss from a mortgage servicing partnership was $257,517, its proportionate share of losses from the common stock investments in financial institutions was $21,264 and it recognized $6,500 of losses on the low income housing partnerships. During 2001 HMN received low-income housing credits totaling $84,000, of which $21,000 were credited to current income tax benefits in the first quarter.

(8) Investment in Mortgage Servicing Rights

A summary of mortgage servicing activity is as follows:

	Three months ended March 31, 2002	Twelve months ended December 31, 2001

Mortgage servicing rights
Balance, beginning of period	$1,922,736	1,188,928
Originations	584,224	1,458,321
Amortization	(209,892)	(724,513)

Balance, March 31	2,297,068	1,922,736

Valuation reserve
Balance, beginning of period	(19,100)	0
Additions	0	(19,100)
Reductions	6,100	0

Balance, March 31	(13,000)	(19,100)

Mortgage servicing rights, net	$2,284,068	1,903,636

Fair value of mortgage servicing rights	$2,491,000	1,939,000

All of the loans being serviced were single family loans serviced for the Federal National Mortgage Association (FNMA) under the mortgage-backed security program or the individual loan sale program. The following is a summary of the risk characteristics of the loans being serviced at March 31, 2002.

	Loan Principal Balance	Weighted Average Interest Rate	Weighted Average Remaining Term	Number of Loans

Original term 30 year fixed rate	$122,169,000	7.09%	341	1,342
Original term 15 year fixed rate	143,690,000	6.48%	163	2,057
Seven year balloon	122,000	7.07%	312	2
Adjustable rate	3,722,000	6.72%	314	27

(9) Intangible Assets

The gross carrying amount of intangible assets and the associated accumulated amortization at March 31, 2002 is presented in the table below. Amortization expense for intangible assets was $240,937 for the quarter ended March 31, 2002.

	Gross			Unamortized
	Carrying	Accumulated	Valuation	Intangible
	Amount	Amortization	Adjustment	Assets

Amortized intangible assets:
Mortgage servicing rights*	$3,435,455	(1,145,287)	(6,100)	2,284,068
Core deposit intangible	1,567,000	(912,536)	0	654,464

Total	$5,002,455	(2,057,823)	(6,100)	2,938,532

* The gross carrying amount and related accumulated amortization have been estimated because the mortgage servicing software utilized by HMN does not retain the original gross carrying amount of each mortgage servicing asset.

The following table indicates the estimated future amortization expense for amortized intangible assets:

	Mortgage	Core
	Servicing	Deposit
	Rights	Intangible	Total

Nine months ended December 31, 2002	286,526	93,134	379,659

Year ended December 31,
2003	340,133	113,857	453,990
2004	297,672	113,857	411,529
2005	260,418	113,857	374,275
2006	227,707	113,857	341,564
2007	199,106	105,902	305,008

Projections of amortization are based on existing asset balances and the existing interest rate environment as of March 31, 2002. HMN's actual experiences may be significantly different depending upon changes in mortgage interest rates and other market conditions.

(10) "Adjusted" Earnings SFAS No. 142 Transitional Disclosure

Effective January 1, 2002, the amortization of goodwill was discontinued. The table below reconciles reported earnings for the first quarter of 2001 to "adjusted" earnings, which exclude goodwill amortization.

		Quarter Ended March 31, 2001

	Quarter
	Ended	Reported Earnings	Goodwill Amortization	Adjusted Earnings
	March 31, 2002

Income before income tax expense	$2,848,746	2,616,387	45,009	2,661,396
Income tax expense	840,100	997,600	0	997,600

Income before minority interest	2,008,646	1,618,787	45,009	1,663,796
Minority interest	40,674	27,879	0	27,879

Net income	$1,967,972	1,590,908	45,009	1,691,675

Earnings per common share	$0.53	0.43	0.01	0.44

Diluted earnings per common share	$0.50	0.40	0.01	0.41

(11) Earnings per Share

The following table reconciles the weighted average shares outstanding and the income available to common shareholders used for basic and diluted EPS:

	Three months ended March 31,

	2002	2001

Weighted average number of common shares outstanding
used in basic earnings per common share calculation	3,733,673	3,722,627

Net dilutive effect of:
Options	194,677	216,704
Restricted stock awards	135	735

Weighted average number of shares outstanding
adjusted for effect of dilutive securities	3,928,485	3,940,066

Income available to common shareholders	$1,967,972	1,590,908
Basic earnings per common share	$0.53	0.43
Diluted earnings per common share	$0.50	0.40

(12) Regulatory Capital

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

Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Tier I or Core capital, and Risk-based capital (as defined in the regulations) to total assets (as defined). Management believes, as of March 31, 2002, that the Bank meets all capital adequacy requirements to which it is subject.

Management believes that based upon the Bank's capital calculations at March 31, 2002 and other conditions consistent with the Prompt Corrective Actions Provisions of the OTS regulations, the Bank would be categorized as well capitalized.

On March 31, 2002 the Bank's tangible assets and adjusted total assets were $703.7 million and its risk-weighted assets were $451.5 million. The following table presents the Bank's capital amounts and ratios at March 31, 2002 for actual capital, required capital and excess capital including ratios in order to qualify as being well capitalized under the Prompt Corrective Actions regulations.

							To Be Well
			Required to be				Capitalized Under
			Adequately				Prompt Corrective
	Actual		Capitalized		Excess Capital		Actions Provision

		Percent of		Percent of		Percent of		Percent of
(in thousands)	Amount	Assets (1)	Amount	Assets (1)	Amount	Assets (1)	Amount	Assets (1)

Bank stockholder's equity	$62,100
Plus:
Net unrealized loss (gain) on certain securities available
for sale and cash flow hedges	(391)
Less:
Goodwill and core deposit intangible	4,455
Excess mortgage servicing rights	177

Tier I or core capital	57,077

Tier I capital to adjusted total assets		8.11%	$28,148	4.00%	$28,929	4.11%	$35,185	5.00%
Tier I capital to risk-weighted assets		12.64%	$18,058	4.00%	$39,019	8.64%	$27,087	6.00%
Plus:
Allowable allowance for loan losses	3,512

Risk-based capital	$60,589		$36,116		$24,473		$45,145

Risk-based capital to
risk-weighted assets		13.42%		8.00%		5.42%		10.00%

(1) Based upon the Bank's adjusted total assets for the purpose of the tangible and core capital ratios and risk-weighted assets for the purpose of the risk-based capital ratio.

The tangible capital of the Bank was in excess of the minimum 2% required at March 31, 2002 but is not reflected in the table above.

(13) Business Segments

HMN's subsidiary Home Federal Savings Bank and the Bank's subsidiary, Home Federal Mortgage Services, LLC (HFMS), have been identified as reportable operating segments in accordance with the provisions of SFAS 131. HFMS was deemed to be a segment because its operations were conducted independently from the Bank. HFMS has been segmented further into Mortgage Servicing Rights and Mortgage Banking activities. The mortgage servicing segment owns servicing rights on loans which have either been sold to FNMA or securitized into mortgage-backed instruments which were issued by FNMA. HFMS receives a servicing fee that is based upon the outstanding balance of the loan being serviced and pays a subservicer a monthly fee to service the loan. HFMS' mortgage banking activity purchases loans from other loan originators. All loans acquired are intended to be resold in the secondary loan market.

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

		Home Federal
		Mortgage Services, LLC

	Home
	Federal	Mortgage		Total
	Savings	Servicing	Mortgage	Reportable			Consolidated
(Dollars in thousands)	Bank	Rights	Banking	Segments	Other	Eliminations	Total

At or for the quarter ended
March 31, 2002:
Interest income
- external customers	$10,359	0	674	11,033	108	0	11,141
Non-interest income
- external customers	1,644	11	205	1,860	25	0	1,885
Earnings on limited partnerships	361	0	0	361	18	0	379
Intersegment interest income	316	0	0	316	0	(316)	0
Intersegment non-interest income	280	0	0	280	1,913	(2,193)	0
Interest expense	5,690	0	316	6,006	0	(316)	5,690
Amortization of mortgage servicing
rights and net valuation adjustments	226	17	0	243	0	(32)	211
Other non-interest expense	3,488	0	474	3,962	139	(166)	3,935
Income tax expense (benefit)	883	0	0	883	(43)	0	840
Minority interest	41	0	0	41	0	0	41
Net income (loss)	1,912	(6)	89	1,995	1,968	(1,995)	1,968
Goodwill	3,801	0	0	3,801	0	0	3,801
Total assets	721,297	66	17,964	739,327	73,434	(193,980)	718,781
Net interest margin	3.22%	NM	NM	NM	NM	NM	3.23%
Return on average assets	1.09%	(35.05)%	0.89%	NM	NM	NM	1.11%
Return on average realized
common equity	12.51%	(2,013.06)%	49.95%	NM	NM	NM	10.92%

At or for the quarter ended
March 31, 2001:
Interest income
- external customers	$12,969	0	462	13,431	111	0	13,542
Non-interest income
- external customers	943	16	509	1,468	250	0	1,718
Earnings (loss) on
limited partnerships	(282)	0	0	(282)	(21)	0	(303)
Intersegment interest income	418	0	0	418	88	(506)	0
Intersegment non-interest income	151	0	0	151	1,401	(1,552)	0
Interest expense	8,410	0	476	8,886	12	(506)	8,392
Amortization of mortgage servicing
rights and net valuation adjustments	118	23	0	141	0	0	141
Other non-interest expense	3,153	1	500	3,654	128	(124)	3,658
Income tax expense (benefit)	928	0	(28)	900	98	0	998
Minority interest	28	0	0	28	0	0	28
Net income (loss)	1,412	(8)	23	1,427	1,591	(1,427)	1,591
Goodwill	3,936	0	0	3,936	0	0	3,936
Total assets	717,148	153	43,460	760,761	69,944	(100,215)	730,490
Net interest margin	2.95%	NM	NM	NM	NM	NM	2.97%
Return on average assets	0.80%	(16.85)%	0.32%	NM	NM	NM	0.88%
Return on average realized
common equity	10.52%	(218.00)%	8.24%	NM	NM	NM	9.18%

N/M -Not meaningful

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

Net Income

HMN's net income for the first quarter of 2002 was $2.0 million, an increase of $377,000, or 23.7%, compared to net income of $1.6 million for the first quarter of 2001. Basic earnings per share were $0.53 for the quarter ended March 31, 2002, an increase of $0.10 per share, from $0.43 basic earnings per share for the same quarter of 2001. Diluted earnings per share were $0.50 for the first quarter of 2002, an increase of $0.10 from $0.40 diluted earnings per share for the first quarter of 2001. The average number of outstanding shares for the basic earnings per share calculation increased by 11,046 shares from 3,722,627 at March 31, 2001, to 3,733,673 at March 31, 2002. The average number of outstanding shares for the diluted earnings per share calculation declined by 11,581 shares from 3,940,066 at March 31, 2001, to 3,928,485 at March 31, 2002. The adoption of SFAS No. 142, Goodwill and Other Intangible Assets, increased diluted earnings per common shares by $0.01 for the quarter ended March 31, 2002. Refer to Note 10 of the Notes to Consolidated Financial Statements for more information.

Net Interest Income

Net interest income for the first quarter of 2002 was $5.5 million, an increase of $300,000, or 5.8%, compared to $5.2 million for the first quarter of 2001. Interest income for the first quarter of 2002 was $11.1 million, a decrease of $2.4 million, or 17.7%, compared to $13.5 million for the first quarter of 2001. The interest income decreased by $2.0 million because the yield earned on interest earning assets decreased from the first quarter of 2001. During the past year, the Federal Reserve reduced the Federal Funds interest rate eight times and the Wall Street Journal prime rate decreased by 3.25%. As a result, loans with rates that were indexed to prime, such as commercial loans and consumer lines of credit, earned less interest income. The yield earned on interest-earning assets decreased from 7.81% at March 31, 2001 to 6.6% at March 31, 2002. Interest income decreased by $400,000 due to a $19.0 million net decrease in average interest-earning assets from the first quarter of 2001 to the first quarter of 2002.

Interest expense was $5.7 million for the first quarter of 2002, a decrease of $2.7 million, or 32.2%, compared to $8.4 million for the same quarter of 2001. Interest expense on deposits decreased by $1.4 million due to decreased interest rates paid on certificates of deposit and by $338,000 due to a decrease in the average outstanding balance of deposits. Interest expense on Federal Home Loan Bank advances decreased by $577,000 due to decreased interest rates paid and by $177,000 due to a decrease in the average outstanding balance of advances. The average interest rate paid on the average interest-bearing liabilities was 3.64% during the first quarter of 2002, compared to 5.27% for the first quarter of 2001. Net interest earning assets decreased from $57.2 million at March 31, 2001 to $50.0 million at March 31, 2002. The decrease in net earning assets is primarily due to stock repurchases, dividend payments to shareholders, and purchases of premises and equipment Net interest margin (net interest income divided by average interest earning assets) for the first quarter of 2002 was 3.23%, an increase of 26 basis points, compared to 2.97% for the first quarter of 2001.

Provision for Loan Losses

*The provision for loan losses for the first quarter ended March 31, 2002 was $720,000, an increase of $570,000, compared to $150,000 for the first quarter of 2001. The provision for loan losses increased primarily due to increases in specific loan reserves of $451,000 on two non-accruing commercial loan relationships during the first quarter of 2002. The provision also increased due to the growth that was experienced in the commercial and consumer loan portfolios which generally require a larger provision due to the greater inherent credit risk of these loans. The provision is the result of management's evaluation of the loan portfolio, historic level of non-performing loans, an increase in loan charge-off experience, and its assessment of the general economic conditions in the geographic area where properties securing the loan portfolio are located such as national and regional unemployment data, single family loan delinquencies as reported separately by FNMA and the Federal Home Loan Mortgage Corporation (FHLMC), local single family construction permits and local economic growth rates. Management's evaluation of probable losses inherent in the loan portfolio revealed that an increase in the provision for loan losses was required in the first quarter of 2002 compared to the first quarter of 2001. HMN will continue to monitor its allowance for losses as these conditions dictate. Future economic conditions and other unknown factors will impact the need for future provisions for loan losses. As a result, no assurances can be given that increases in the allowance for loan losses will not be required during future periods.

A reconciliation of HMN's allowance for loan losses is summarized as follows:

	2002	2001

Balance at January 1,	$ 3,783,112	$ 3,143,746
Provision	720,000	150,000
Charged off	(61,096)	(3,978)
Recoveries	1,761	326

Balance at March 31,	$ 4,443,777	$ 3,290,094

Non-Interest Income

Non-interest income was $2.3 million for the first quarter of 2002, an increase of $849,000, or 60%, from $1.4 million for the first quarter of 2001. Non-interest income increased by $682,000 due to an increase in the earnings of limited partnership investments, $192,000 due to an increase in the gains recognized on loan sales, $128,000 increase in other income primarily from increased sales of non-deposit investment products and by $53,000 due to increased mortgage servicing fees. The increase in non-interest income was partially offset by a decline of $259,000 in revenue from security gains. Interest rates on mortgage loans increased slightly during the first quarter of 2002 which caused the value of HMN's investment in a limited partnership which owns mortgage loan servicing assets to increase in value. The value of mortgage servicing rights fluctuates with interest rates and generally increases when mortgage rates increase because of the anticipated decrease in prepayments expected to be received on the mortgage loan servicing assets.

*This paragraph contains a forward-looking statement(s). Refer to information regarding Forward-looking Information on page 21 of this discussion

Non-Interest Expense

Non-interest expense was $4.1 million for the first quarter of 2002, an increase of $346,000, or 9.1%, from $3.8 million for the first quarter of 2001. Occupancy expense increased by $118,000, or 20.9%, due to additional operating costs associated with maintaining additional facilities including the new corporate office. Advertising expense increased by $56,000 and amortization of mortgage servicing rights, net of valuation adjustments and servicing costs increased by $71,000 because of the increase in the mortgage servicing assets.

Income Tax Expense

Income tax expense was $840,000 for the first quarter of 2002, a decrease of $158,000 compared to $998,000 for the first quarter of 2001. During the first quarter of 2002, the Bank reduced its effective income tax rate from 38.1% to 29.5% through the use of certain state tax planning initiatives. As a result of the change in the effective rate, HMN recognized a $104,400 tax benefit in the first quarter of 2002 when it recalculated its net deferred tax liability utilizing the lower effective income tax rate. The lower effective rate when coupled with the deferred tax liability reduction is the primary reason for the decrease in income tax expense between the two quarters.

Non-Performing Assets

The following table sets forth the amounts and categories of non-performing assets in the Bank's portfolio at

March 31, 2002 and December 31, 2001.

	March 31,	December 31,
(Dollars in Thousands)	2002	2001

Non-Accruing Loans
One-to-four family real estate	$975	771
Commercial real estate	236	187
Consumer	389	311
Commercial business	1,803	890

Total	3,403	2,159

Accruing loans delinquent 90 days or more	0	24
Other assets (impaired securities)	1,390	1390
Foreclosed and Repossessed Assets
Consumer	173	155
Commercial business	0	33

Total non-performing assets	$4,966	$3,761

Total as a percentage of total assets	0.69%	0.52%

Total non-performing loans	$3,403	$2,183

Total as a percentage of total loans receivable, net	0.76%	0.46%

Total non-performing assets at March 31, 2002 were $5.0 million, an increase of $1.2 million, from $3.8 million at

December 31, 2001. During the first quarter of 2002 the following activity occurred related to non-accruing loans: $2,259,000 of loans were transferred in, $35,000 were transferred out to foreclosed and repossessed assets, $935,000 were transferred out to performing loans and $45,000 were charged off. During the same period $24,000 of accruing loans delinquent 90 days or more were transferred to performing status.

Dividends

On April 23, 2002 HMN declared a cash dividend of $.18 per share, payable on June 10, 2002 to shareholders of record on May 23, 2002.

During the first quarter of 2002, HMN declared and paid dividends as follows:

Record date                Payable date         Dividend per share         Dividend Payout Ratio

February 21, 2002      March 7, 2002               $0.14                           100.00%

The annualized dividend payout ratio for the past four quarters, ending with the June 10, 2002 payment will be 41.10%.

The declaration of dividends are subject to, among other things, HMN's financial condition and results of operations, the Bank's compliance with its regulatory capital requirements, including the fully phased-in capital requirements, tax considerations, industry standards, economic conditions, regulatory restrictions, general business practices and other factors.

Liquidity

For the quarter ended March 31, 2002, the net cash provided by operating activities was $46.0 million. HMN collected $1.5 million from the sale of securities and $9.6 million in principal repayments or on the maturity of securities during the quarter. It purchased $25.5 million in securities and received $20.6 million relating to a decrease in net loans receivable. It purchased premises and equipment of $1.3 million. HMN had a net decrease in deposit balances of $7.7 million during the quarter. It received net proceeds of $331,000 from increased advance payments from borrowers for taxes and insurance. HMN received $151,000 related to the exercise of HMN stock options. HMN paid $528,000 in dividends to its shareholders and $659,000 to purchase treasury stock.

*HMN has certificates of deposits with outstanding balances of $153.7 million that come due over the next 12 months. Based upon past experience management anticipates that the majority of the deposits will renew for another term. HMN believes that deposits which do not renew will be replaced with deposits from other customers, or funded with advances from the FHLB, or will be funded through the sale of securities. Management does not anticipate that it will have a liquidity problem due to maturing deposits.

*HMN has $65.0 million of FHLB advances which mature after March 31, 2003 but have call features that can be exercised by the FHLB during the next 12 months. If the call features are exercised HMN has the option of requesting any advance otherwise available to it pursuant to the Credit Policy of the FHLB. Since HMN has the ability to request another advance to replace the advance that is being called, management does not anticipate that it will have a liquidity problem due to advances being called by the FHLB during the next 12 month period.

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

*HMN utilizes a model which uses the discounted cash flows from its interest-earning assets and its interest-bearing liabilities to calculate the current market value of those assets and liabilities. The model also calculates the changes in market value of the interest-earning assets and interest-bearing liabilities due to different interest rate changes. HMN believes that over the next twelve months interest rates could conceivably fluctuate in a range of 200 basis points up or 100 basis points down from where the rates were at March 31, 2002. HMN does not have a trading portfolio. The

*This paragraph contains a forward-looking statement(s). Refer to information regarding Forward-looking Information on page 21 of this discussion following table discloses the projected changes in market value to HMN's interest-earning assets and interest-bearing liabilities based upon incremental 100 basis point changes in interest rates from interest rates in effect on March 31, 2002.

Other than trading portfolio	Market Value

(Dollars in thousands) Basis point change in interest rates	-100	0	+100	+200

Cash and cash equivalents	$65,379	65,425	65,275	65,223
Securities available for sale:
Fixed-rate CMOs	9,674	9,524	9,211	8,963
Variable-rate CMOs	52,494	53,246	52,633	50,966
Fixed-rate available for sale mortgage-backed and related securities	2,259	2,190	2,121	2,050
Variable-rate available for sale mortgage-backed and related securities	577	574	570	567
Fixed-rate available for sale other marketable securities	75,056	73,736	71,644	70,012
Variable-rate available for sale other marketable securities	114	113	108	108
Federal Home Loan Bank stock	12,231	12,245	12,211	12,201
Loans held for sale	26,823	25,810	24,735	24,287
Loans receivable, net:
Fixed-rate real estate loans	195,788	190,979	185,626	180,358
Variable-rate real estate loans	122,724	120,596	118,416	116,250
Fixed-rate other loans	77,375	76,409	74,993	73,711
Variable-rate other loans	80,041	78,926	76,417	74,657
Mortgage servicing rights, net	1,177	2,284	2,880	3,100
Investment in limited partnerships	1,245	1,895	2,088	2,233

Total market risk sensitive assets	722,957	713,952	698,928	684,686

NOW deposits	57,535	57,535	57,535	57,535
Passbook deposits	34,127	34,127	34,127	34,127
Money market deposits	49,142	49,142	49,142	49,142
Certificate deposits	281,351	278,152	275,027	271,979
Federal Home Loan Bank:
Fixed-rate advances	188,224	184,614	181,827	179,214
Variable-rate advances	37,531	37,442	37,417	37,391

Total market risk sensitive liabilities	647,910	641,012	635,075	629,388
Off-balance sheet financial instruments:
Commitments to extend credit	(110)	0	(334)	(478)
Commitments to sell or deliver loans	(996)	0	999	1,427
Interest rate swap	(325)	(325)	(324)	(323)

Net market risk	$75,828	72,615	62,864	54,026

Percentage change from current market value	$4.42%	0.00%	(13.43)%	(25.60)%

*This paragraph contains a forward-looking statement(s). Refer to information regarding Forward-looking Information on page 21 of this discussion

The preceding table was prepared utilizing the following assumptions (the "Model Assumptions") regarding prepayment and decay ratios which were determined by management based upon their review of historical prepayment speeds and future prepayment projections. Fixed rate loans were assumed to prepay at annual rates of between 7% to 38%, depending on the coupon and period to maturity. Adjustable rate mortgages ("ARMs") were assumed to prepay at annual rates of between 11% and 28%, depending on coupon and the period to maturity. Growing Equity Mortgage (GEM) loans were assumed to prepay at annual rates of between 12% and 43% depending on the coupon and the period to maturity. Mortgage-backed securities and Collateralized Mortgage Obligations (CMOs) were projected to have prepayments based upon the underlying collateral securing the instrument and the related cash flow priority of the CMO tranche owned. Certificate accounts were assumed not to be withdrawn until maturity. Passbook and money market accounts were assumed to decay at an annual rate of 20%. FHLB advances were projected to be called at the first call date where the projected interest rate on similar remaining term advances exceeded the interest rate on HMN's callable advance.

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

Asset/Liability Management

*HMN's management reviews the impact that changing interest rates will have on its net interest income projected for the twelve months following March 31, 2002 to determine if its current level of interest rate risk is acceptable. The following table projects the estimated annual impact on net interest income of immediate interest rate changes called rate shocks.

Rate Shock	Net Interest	Percentage
in Basis Points	Income	Change

+200	23,826,000	6.39%
+100	23,481,000	4.85%
0	22,394,000	0.00%
-100	19,443,000	(13.18) %

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

In an attempt to manage its exposure to changes in interest rates, management closely monitors interest rate risk. The Bank has an Asset/Liability Committee consisting of executive officers which meets at least quarterly to review the interest rate risk position and projected profitability. The committee makes recommendations for adjustments to the asset liability position of the Bank to the Board of Directors of the Bank. This committee also reviews the Bank's portfolio, formulates investment strategies and oversees the timing and implementation of

*This paragraph contains a forward-looking statement(s). Refer to information regarding Forward-looking Information on page 21 of this discussion transactions to assure attainment of the Board's objectives in the most effective manner. In addition, the Board reviews on a quarterly basis the Bank's asset/liability position, including simulations of the effect on the Bank's capital of various interest rate scenarios.

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

Provision for Loan Losses

The provision for loan losses for the first quarter ended March 31, 2002 was $720,000, an increase of $570,000, compared to $150,000 for the first quarter of 2001. The provision for loan losses increased primarily due to increases in specific loan reserves of $451,000 on two non-accruing commercial loan relationships during the first quarter of 2002. The provision also increased due to the growth that was experienced in the commercial and consumer loan portfolios which generally require a larger provision due to the greater inherent credit risk of these loans. The provision is the result of management's evaluation of the loan portfolio, historic level of non-performing loans, an increase in loan charge-off experience, and its assessment of the general economic conditions in the geographic area where properties securing the loan portfolio are located such as national and regional unemployment data, single family loan delinquencies as reported separately by FNMA and the Federal Home Loan Mortgage Corporation (FHLMC), local single family construction permits and local economic growth rates. Management's evaluation of probable losses inherent in the loan portfolio revealed that an increase in the provision for loan losses was required in the first quarter of 2002 compared to the first quarter of 2001. HMN will continue to monitor its allowance for losses as these conditions dictate. Future economic conditions and other unknown factors will impact the need for future provisions for loan losses. As a result, no assurances can be given that increases in the allowance for loan losses will not be required during future periods.

Liquidity

HMN has certificates of deposits with outstanding balances of $153.7 million that come due over the next 12 months. Based upon past experience management anticipates that the majority of the deposits will renew for another term. HMN believes that deposits which do not renew will be replaced with deposits from other customers, or funded with advances from the FHLB, or will be funded through the sale of securities. Management does not anticipate that it will have a liquidity problem due to maturing deposits. Competitive pricing by other institutions, the desire of a competitor to pay interest rates on deposits that are above the current rates paid by HMN, or the desire by customers to put more of their funds into nontraditional bank products such as stocks and bonds could be circumstances that would cause the maturing certificates to become a liquidity problem.

HMN has $65.0 million of FHLB advances which mature after March 31, 2003 but have call features that can be exercised by the FHLB during the next 12 months. If the call features are exercised HMN has the option of requesting any advance otherwise available to it pursuant to the Credit Policy of the FHLB. Since HMN has the ability to request another advance to replace the advance that is being called, management does not anticipate that it will have a liquidity problem due to advances being called by the FHLB during the next 12 month period.

Market Risk

HMN utilizes a model which uses the discounted cash flows from its interest-earning assets and its interest-bearing liabilities to calculate the current market value of those assets and liabilities. The model also calculates the changes in market value of the interest-earning assets and interest-bearing liabilities due to different interest rate changes. HMN believes that over the next twelve months interest rates could conceivably fluctuate in a range of 200 basis points up or 100 basis points down from where the rates were at March 31, 2002. HMN does not have a trading portfolio. The table in the Market Risk section discloses the projected changes in market value to HMN's interest-earning assets and interest-bearing liabilities based upon incremental 100 basis point changes in interest rates from interest rates in effect on March 31, 2002.

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

Asset/Liability Management

HMN's management reviews the impact that changing interest rates will have on its net interest income projected for the twelve months following March 31, 2002 to determine if its current level of interest rate risk is acceptable. HMN's actual net interest income caused by interest rate changes may differ from the amounts reflected in the table in the Asset/Liability section which projects the estimated impact on net interest income of immediate interest rate changes called rate shocks.

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

                                                                                    HMN FINANCIAL, INC.

                                                                                   Registrant

Date: May 13, 2002                                                    /s/ Michael McNeil

                                                                                   Michael McNeil,

                                                                                   President

                                                                                   (Principal Executive Officer)

Date: May 13, 2002                                                   /s/ Timothy P. Johnson

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