Form 10-Q
period 2002-06-30
HMN FINANCIAL INC
filed 2002-08-13
CIK 921183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) FOR THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 0-24100

HMN FINANCIAL, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	41-1777397
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1016 Civic Center Drive NW, Rochester, Minnesota	55901
(Address of principal executive offices)	(ZIP Code)

Registrant's telephone number, including area code:	(507) 535-1200

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes (X)         No ( )

Indicate the number of shares outstanding of each of the issuer's common stock as of the latest practicable date.

Class	Outstanding at August 1, 2002
Common stock, $0.01 par value	4,426,906

HMN FINANCIAL, INC.

CONTENTS

PART I - FINANCIAL INFORMATION                                                                                Page

Item 1: Financial Statements (unaudited)

Consolidated Balance Sheets at June 30, 2002 and December 31, 2001                                           3

Consolidated Statements of Income for the

Three Months Ended and Six Months Ended June 30, 2002 and 2001                                              4

Consolidated Statements of Comprehensive Income for the

Three Months Ended and Six Months Ended June 30, 2002 and 2001                                              5

Consolidated Statement of Stockholders' Equity for the Six Month Period Ended June 30, 2002        5

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2002 and 2001              6

Notes to Consolidated Financial Statements                                                                                       7-16

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations         17-26

Item 3: Quantitative and Qualitative Disclosures about Market Risk

Discussion included in Item 2 under Market Risk                                                                                21

PART II - OTHER INFORMATION

Item 1: Legal Proceedings                                                                                                                  27

Item 2: Changes in Securities                                                                                                              27

Item 3: Defaults Upon Senior Securities                                                                                              27

Item 4: Submission of Matters to a Vote of Security Holders                                                               27

Item 5: Other Information                                                                                                                   28

Item 6: Exhibits and Reports on Form 8-K                                                                                         28

Signatures                                                                                                                                          29

HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
	2002	2001

Assets
Cash and cash equivalents	$37,845,222	23,019,553
Securities available for sale:
Mortgage-backed and related securities
(amortized cost $65,838,697 and $65,878,534)	65,565,268	66,229,732
Other marketable securities
(amortized cost $67,061,818 and $53,439,401)	67,052,837	53,665,502

	132,618,105	119,895,234

Loans held for sale	12,305,092	68,017,570
Loans receivable, net	470,292,428	471,667,772
Accrued interest receivable	3,284,326	3,508,828
Federal Home Loan Bank stock, at cost	12,245,000	12,245,000
Mortgage servicing rights, net	2,382,612	1,903,636
Premises and equipment, net	13,105,139	10,860,756
Investment in limited partnerships	1,850,514	1,523,650
Goodwill	3,800,938	3,800,938
Core deposit intangible	623,420	685,509
Prepaid expenses and other assets	3,370,635	3,985,625

Total assets	$693,723,431	721,114,071

Liabilities and Stockholders' Equity
Deposits	$399,529,841	421,843,369
Federal Home Loan Bank advances	214,300,000	217,800,000
Accrued interest payable	725,382	1,017,456
Advance payments by borrowers for taxes and insurance	631,834	1,015,570
Accrued expenses and other liabilities	4,563,467	6,535,734
Deferred tax liabilities	548,900	976,900

Total liabilities	620,299,424	649,189,029

Commitments and contingencies
Minority interest	(332,553)	(236,309)
Stockholders' equity:
Serial preferred stock ($.01 par value):
Authorized 500,000 shares; issued and outstanding none	0	0
Common stock ($.01 par value):
Authorized 11,000,000; issued shares 9,128,662	91,287	91,287
Additional paid-in capital	58,920,012	59,168,782
Retained earnings, subject to certain restrictions	78,987,595	76,956,978
Accumulated other comprehensive income (loss)	(191,209)	367,744
Unearned employee stock ownership plan shares	(5,028,032)	(5,124,746)
Unearned compensation restricted stock awards	0	(7,350)
Treasury stock, at cost 4,714,756 and 4,732,521 shares	(59,023,093)	(59,291,344)

Total stockholders' equity	73,756,560	72,161,351

Total liabilities and stockholders' equity	$693,723,431	721,114,071

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Interest income:
Loans receivable	$9,019,269	11,321,443	18,768,775	22,547,937
Securities available for sale:
Mortgage-backed and related	554,104	1,029,327	1,012,165	2,277,956
Other marketable	704,003	632,461	1,436,796	1,490,404
Cash equivalents	168,773	28,308	259,352	71,536
Other	65,040	130,842	174,702	296,728

Total interest income	10,511,189	13,142,381	21,651,790	26,684,561

Interest expense:
Deposits	2,633,678	4,909,776	5,747,225	9,971,378
Federal Home Loan Bank advances	2,594,935	3,018,502	5,171,798	6,348,866

Total interest expense	5,228,613	7,928,278	10,919,023	16,320,244

Net interest income	5,282,576	5,214,103	10,732,767	10,364,317
Provision for loan losses	310,000	300,000	1,030,000	450,000

Net interest income after provision for loan losses	4,972,576	4,914,103	9,702,767	9,914,317

Non-interest income:
Fees and service charges	390,352	362,760	794,161	714,551
Mortgage servicing fees	177,229	107,457	337,162	214,231
Securities gains (losses), net	26,583	(610,000)	45,508	(332,296)
Gain on sales of loans	498,469	1,453,930	1,543,029	2,207,926
Earnings (losses) in limited partnerships	(51,946)	(325,258)	326,975	(628,539)
Other	150,914	199,827	408,980	329,951

Total non-interest income	1,191,601	1,188,716	3,455,815	2,505,824

Non-interest expense :
Compensation and benefits	2,068,560	2,042,047	4,020,044	3,955,058
Occupancy	726,261	514,572	1,409,688	1,079,791
Federal deposit insurance premiums	18,671	19,969	38,107	40,772
Advertising	146,537	113,988	289,082	200,143
Data processing	286,925	240,928	551,384	471,754
Amortization of mortgage servicing rights, net of valuation adjustments and servicing costs	171,104	195,395	382,306	336,038
Other	1,107,948	811,500	1,981,054	1,555,778

Total noninterest expense	4,526,006	3,938,399	8,671,665	7,639,334

Income before income tax expense	1,638,171	2,164,420	4,486,917	4,780,807
Income tax expense	485,100	787,300	1,325,200	1,784,900

Income before minority interest	1,153,071	1,377,120	3,161,717	2,995,907
Minority interest	(114,968)	105,001	(74,294)	132,880

Net income	$1,268,039	1,272,119	3,236,011	2,863,027

Basic earnings per share	$0.34	0.34	0.87	0.77

Diluted earnings per share	$0.32	0.32	0.82	0.72

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
For the Three and Six Months Ended June 30, 2002
(unaudited)

		Three Months Ended June 30,
		2002			2001

Net income	$			1,268,039			1,272,119
Other comprehensive income (loss), net of tax:
Unrealized losses on hedging valuation		(13,563)			(81,621)
Less: minority interest in hedging valuation		(8,116)			(30,688)

Net unrealized losses on hedging valuation			(5,447)			(50,933)
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period		(598,418)			585,459
Less: reclassification adjustment for gains
(losses) included in net income		17,184			(368,300)

Net unrealized gains (losses) on securities			(615,602)			953,759

Other comprehensive income (loss)				(621,049)			902,826

Comprehensive income	$			646,990			2,174,945

		Six Months Ended June 30,
		2002			2001

Net income	$			3,236,011			2,863,027
Other comprehensive income (loss), net of tax:
Unrealized losses on hedging valuation		(35,795)			(81,621)
Less: minority interest in hedging valuation		(21,950)			(30,688)

Net unrealized losses on hedging valuation			(13,845)			(50,933)
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period		(515,700)			1,943,193
Less: reclassification adjustment for gains
(losses) included in net income		29,408			(197,589)

Net unrealized gains (losses) on securities			(545,108)			2,140,782

Other comprehensive income (loss)				(558,953)			2,089,849

Comprehensive income	$			2,677,058			4,952,876

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
For the Six Month Period Ended June 30, 2002
(unaudited)

					Unearned
					Employee	Unearned
				Accumulated	Stock	Compensation		Total
		Additional		Other	Ownership	Restricted		Stock-
	Common	Paid-in	Retained	Comprehensive	Plan	Stock	Treasury	Holders'
	Stock	Capital	Earnings	Income (Loss)	Shares	Awards	Stock	Equity

Balance, December 31, 2001	$ 91,287	59,168,782	76,956,978	367,744	(5,124,746)	(7,350)	(59,291,344)	72,161,351
Net income			3,236,011					3,236,011
Other comprehensive loss				(558,953)				(558,953)
Treasury stock purchases							(658,611)	(658,611)
Employee stock options
exercised		(415,938)					926,862	510,924
Tax benefits of exercised
stock options		100,011						100,011
Amortization of restricted
stock awards						7,350		7,350
Dividends paid			(1,205,394)					(1,205,394)
Earned employee stock
ownership plan shares		67,157			96,714			163,871

Balance, June 30, 2002	$ 91,287	58,920,012	78,987,595	(191,209)	(5,028,032)	0	(59,023,093)	73,756,560

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,

	2002	2001

Cash flows from operating activities:
Net income	$3,236,011	2,863,027
Adjustments to reconcile net income to cash provided (used) by operating activities:
Provision for loan losses	1,030,000	450,000
Depreciation	620,765	496,208
Amortization of premiums, net	100,001	46,564
Amortization of deferred loan fees	(415,631)	(260,738)
Amortization of goodwill	0	90,018
Amortization of core deposit intangible	62,089	62,749
Amortization of other purchase accounting adjustments	5,088	6,220
Amortization of mortgage servicing rights and net valuation adjustments	371,667	329,604
Capitalized mortgage servicing rights	(850,643)	(620,244)
Deferred income taxes	(104,400)	132,375
Securities(gains) losses, net	(45,508)	332,296
Gains on sales of real estate	0	(16,921)
Gain on sales of loans	(1,543,029)	(2,207,926)
Proceeds from sale of loans held for sale	167,703,663	383,937,788
Disbursements on loans held for sale	(105,746,755)	(420,124,178)
Principal collected on loans held for sale	87,982	40,905
Amortization of restricted stock awards	7,350	2,450
Amortization of unearned ESOP shares	96,714	96,714
Earned employee stock ownership shares priced above original cost	67,157	47,550
Decrease in accrued interest receivable	224,502	846,018
Decrease in accrued interest payable	(292,074)	(466,264)
Equity (earnings) losses of limited partnerships	(326,975)	628,539
Equity earnings (losses) of minority interest	(74,294)	132,880
Increase in other assets	(489,476)	(1,260,404)
Increase (decrease) in other liabilities	(1,461,835)	1,028,834
Other, net	7,602	11,152

Net cash (used) provided by operating activities	62,269,971	(33,374,784)

Cash flows from investing activities:
Proceeds from sales of securities available for sale	3,566,891	15,000,567
Principal collected on securities available for sale	10,427,472	5,351,723
Proceeds collected on maturity of securities available for sale	12,400,000	8,695,000
Purchases of securities available for sale	(40,055,856)	0
Proceeds from sales of loans receivable	0	12,156
Net decrease (increase) in loans receivable	(3,169,588)	14,227,463
Proceeds from sale of real estate	0	311,544
Purchases of premises and equipment	(2,876,412)	(875,372)

Net cash (used) provided by investing activities	(19,707,493)	42,723,081

Cash flows from financing activities:
Decrease in deposits	(22,499,992)	(9,279,172)
Purchase of treasury stock	(658,611)	(74,152)
Stock options exercised	510,924	190,506
Dividends to stockholders	(1,205,394)	(815,771)
Proceeds from Federal Home Loan Bank advances	0	194,200,000
Repayment of Federal Home Loan Bank advances	(3,500,000)	(176,300,000)
Minority interest in mortgage services	0	125,000
Increase (decrease) in advance payments by borrowers for taxes and insurance	(383,736)	237,465

Net cash (used) provided by financing activities	(27,736,809)	8,283,876

Increase in cash and cash equivalents	14,825,669	17,632,173
Cash and cash equivalents, beginning of period	23,019,553	14,416,861

Cash and cash equivalents, end of period	$37,845,222	32,049,034

Supplemental cash flow disclosures:
Cash paid for interest	$11,211,097	16,786,508
Cash paid for income taxes	1,492,500	2,163,000
Supplemental noncash flow disclosures:
Loans transferred to loans held for sale	3,621,521	801,947
Transfer of loans to real estate	224,288	81,242

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

June 30, 2002 and 2001

(1) HMN Financial, Inc.

HMN Financial, Inc. (HMN) is a stock savings bank holding company that owns 100 percent of Home Federal Savings Bank (the Bank or Home Federal). Home Federal has a community banking philosophy and operates retail banking facilities in Minnesota and Iowa. The Bank has two wholly owned subsidiaries, Osterud Insurance Agency, Inc. (OAI) which offers financial planning products and services and Home Federal REIT, Inc. (HFREIT) which invests in real estate loans acquired from the Bank. HMN has another wholly owned subsidiary, Security Finance Corporation (SFC) which holds a limited number of commercial and commercial real-estate loans originated by third parties. The Bank has a 51% owned subsidiary, Home Federal Mortgage Services, LLC (HFMS), which is a mortgage banking and mortgage brokerage business located in Brooklyn Park, Minnesota.

The consolidated financial statements included herein are for HMN, SFC, the Bank and the Bank's subsidiaries, OAI, HFREIT and HFMS. All significant intercompany accounts and transactions have been eliminated in consolidation.

(2) Basis of Preparation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of comprehensive income, consolidated statements of stockholders' equity and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments consisting of only normal recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The statement of income for the three month and six month periods ended June 30, 2002 are not necessarily indicative of the results which may be expected for the entire year.

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

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB statement No. 13, and Technical Corrections. The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified. The impact of adopting SFAS No. 145 on HMN's financial condition and its results of operations will not be material.

(4) Derivative Instruments and Hedging Activities

HMN adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, in the first quarter of 2001. In July of 2001, HMN entered into an interest rate swap for $15 million. Under the interest rate swap, HMN pays interest based upon the three month London Inter-Bank Offer Rate (LIBOR) and receives interest payments based upon a fixed rate of 6.0% on a notional value of $15 million in a fair value hedge with no ineffectiveness. The hedge is offsetting a callable certificate of deposit for $15 million that was issued by HMN. At June 30, 2002 the interest rate swap had a market value adjustment of $4,347 which is included in other liabilities. The corresponding certificate of deposit was adjusted by the same amount and is reflected in deposits in the consolidated balance sheet of HMN. The interest rate swap was deemed to be totally effective and therefore no gain or loss was recorded in the income statement. The swap was called in July 2002, and HMN simultaneously called the certificate of deposit relating to the swap.

HMN originates and purchases single family residential loans for sale into the secondary market and enters into commitments to sell or securitize those loans in order to mitigate the interest rate risk associated with holding the loans until they are sold. At the beginning of the second quarter of 2001, certain commitments to sell Loans Held for Sale were designated as a cash flow hedge of a forecasted transaction and were accounted for in accordance with SFAS No. 133 with no ineffectiveness recognized in the income statement. The derivative recorded in the balance sheet is a consolidated number that is partially owned by a minority interest. At June 30, 2002, there were no commitments to sell or securitize these loans and therefore, cash flow hedge accounting has been discontinued.

HMN has commitments outstanding to extend credit to future borrowers or to purchase loans that had not closed prior to the end of the quarter which it intends to sell. These commitments are referred to as its mortgage pipeline. As commitments to originate or purchase loans enter the mortgage pipeline, HMN simultaneously enters into commitments to sell the mortgage pipeline into the secondary market. As a result of marking the mortgage pipeline and the related commitments to sell to market for the second quarter ended June 30, 2002, HMN recorded a debit to Other Assets of $18,458, and a credit in Other Liabilities of $18,458.

The current commitments to sell Loans Held for Sale are derivatives that do not qualify for hedge accounting. As a result, these derivatives are marked to market. The Loans Held for Sale that are not hedged are recorded at the lower of cost or market. The lower of cost or market and the market value adjustments as of and for the quarter ended June 30, 2002 were not material.

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

The gross unrealized losses in hedging valuation for the second quarter of 2002 was $17,000, the income tax benefit would have been $3,000 and therefore, the net loss was $14,000. The gross minority interest in hedging valuation for the second quarter of 2002 was $8,000. The gross unrealized holding losses on securities for the second quarter of 2002 was $916,000, the income tax benefit would have been $318,000 and therefore, the net loss was $598,000. The gross reclassification adjustment for the second quarter of 2002 was $26,000, the income tax expense would have been $9,000 and therefore the net gain was $17,000. The gross unrealized hedging valuation loss for the second quarter of 2001 was $132,000, the income tax benefit would have been $50,000 and therefore, the net loss was $82,000. The gross minority interest in hedging valuation for the second quarter of 2001 was $31,000. The gross unrealized holding gains on securities for the second quarter of 2001 was $975,000, the income tax expense would have been $390,000 and therefore, the net gain was $585,000. The gross reclassification adjustment in the second quarter of 2001 was $610,000, the income tax benefit would have been $242,000 and therefore, the net reclassification adjustment was $368,000.

The gross unrealized losses in hedging valuation for the six month period ended June 30, 2002 was $45,000, the income tax benefit would have been $9,000 and therefore, the net loss was $36,000. The gross minority interest in hedging valuation for the six month period ended June 30, 2002 was $22,000. The gross unrealized holding losses on securities for the six month period ended June 30, 2002 was $814,000, the income tax benefit would have been $298,000 and therefore, the net loss was $516,000. The gross reclassification adjustment in the six month period ended June 30, 2002 was $45,000, the income tax expense would have been $16,000 and therefore, the net reclassification adjustment was $29,000. The gross unrealized losses in hedging valuation for the six month period ended June 30, 2001 was $132,000, the income tax benefit would have been $50,000 and therefore, the net loss was $82,000. The gross minority interest in hedging valuation for the six month period ended June 30, 2001 was $31,000. The gross unrealized holding gains on securities for the six month period ended June 30, 2001 was $3,225,000, the income tax expense would have been $1,282,000 and therefore, the net gain was $1,943,000. The gross reclassification adjustment in the six month period ended June 30, 2001 was $332,000, the income tax benefit would have been $134,000 and therefore, the net reclassification adjustment was $198,000.

(6) Cash Dividend

On July 23, 2002 HMN's Board of Directors announced a cash dividend of $0.18 per share, payable on September 10, 2002 to stockholders of record on August 27, 2002.

(7) Investment in Mortgage Servicing Rights

A summary of mortgage servicing activity is as follows:

	Six Months ended June 30, 2002	Twelve Months ended Dec 31, 2001	Six Months ended June 30, 2001

Mortgage servicing rights
Balance, beginning of period	$1,922,736	1,188,928	1,188,928
Originations	850,643	1,458,321	620,244
Amortization	(385,267)	(724,513)	(329,604)

Balance, end of period	2,388,112	1,922,736	1,479,568

Valuation reserve
Balance, beginning of period	(19,100)	0	0
Additions	0	(19,100)	0
Reductions	13,600	0	0

Balance, end of period	(5,500)	(19,100)	0

Mortgage servicing rights, net	$2,382,612	1,903,636	1,479,568

Fair value of mortgage servicing rights	$2,536,000	1,939,000	1,632,000

Mortgage servicing costs, which include professional services for valuing mortgage servicing rights, were $1,310 at June 30, 2002, and $6,434 and $16,750 for the six and twelve months ended in June and December 2001, respectively.

All of the loans being serviced were single family loans serviced for FNMA under the mortgage-backed security program or the individual loan sale program. The following is a summary of the risk characteristics of the loans being serviced at June 30, 2002.

	Loan Principal Balance	Weighted Average Interest Rate	Weighted Average Remaining Term	Number of Loans

Original term 30 year fixed rate	$132,844,000	7.05%	341	1,426
Original term 15 year fixed rate	143,878,000	6.46%	161	2,068
Seven year balloon	36,000	7.25%	308	1
Adjustable rate	5,067,000	6.26%	326	36

(8) Investment in Limited Partnerships

Investments in limited partnerships were as follows:

Primary partnership activity	June 30, 2002	December 31, 2001

Mortgage servicing rights	$1,322,799	991,941
Common stock of financial institutions	289,528	265,955
Low to moderate income housing	238,187	265,754

	$1,850,514	1,523,650

During the second quarter of 2002 HMN's proportionate loss from a mortgage servicing partnership was $50,785, its proportionate share of gains from the common stock investments in financial institutions was $5,339 and it recognized $6,500 of losses on the low income housing partnerships. During 2002 HMN anticipates receiving low income housing credits totaling $84,000, of which $21,000 were credited to current income tax benefits in the second quarter of 2002. During the second quarter of 2001 HMN's proportionate loss from a mortgage servicing partnership (which included additional impairment reserves of $67,000) was $333,400, its proportionate share of losses from common stock investments in financial institutions was $14,600 and it recognized $6,500 of losses on low income housing partnerships. During 2001 HMN received low income housing credits totaling $84,000, of which $21,000 were credited to current income tax benefits in the second quarter.

During the six month period ended June 30, 2002 HMN's proportionate gain from a mortgage servicing partnership was $330,858, its proportionate share of gains from the common stock investments in financial institutions was $23,573 and it recognized $27,456 of losses on the low income housing partnerships. During 2002 HMN anticipates receiving low income housing credits totaling $84,000, of which $42,000 were credited to current income tax benefits in the six month period ended June 30, 2002. During the six month period ended June 30, 2001 HMN's proportionate loss from a mortgage servicing partnership (which included the reduction of previously established impairment reserves of $164,300) was $608,900, its proportionate share of losses from the common stock investments in financial institutions was $6,600 and it recognized $13,000 of losses on the low income housing partnerships. During 2001 HMN received low-income housing credits totaling $84,000, of which $42,000 were credited to current income tax benefits in the six month period ended June 30, 2001.

(9) Intangible Assets

The gross carrying amount of intangible assets and the associated accumulated amortization at June 30, 2002 is presented in the table below. Amortization expense for intangible assets was $202,148 for the second quarter of 2002 and $443,085 for the six months ended June 30, 2002.

	Gross			Unamortized
	Carrying	Accumulated	Valuation	Intangible
	Amount	Amortization	Adjustment	Assets

Amortized intangible assets:
Mortgage servicing rights*	$3,685,403	(1,316,391)	13,600	2,382,612
Core deposit intangible	1,567,000	(943,580)	0	623,420

Total	$5,252,403	(2,259,971)	13,600	3,006,032

* The gross carrying amount and related accumulated amortization have been estimated because the mortgage servicing software utilized by HMN does not retain the original gross carrying amount of each mortgage servicing asset.

The following table indicates the estimated future amortization expense for amortized intangible assets:

	Mortgage	Core
	Servicing	Deposit
	Rights	Intangible	Total

Six months ended December 31, 2002	170,674	31,044	201,718

Year ended December 31,
2003	373,295	113,857	487,152
2004	327,080	113,857	440,937
2005	286,473	113,857	400,330
2006	250,770	113,857	364,627
2007	225,462	105,902	331,364

Projections of amortization are based on existing asset balances and the existing interest rate environment as of June 30, 2002. HMN's actual experiences may be significantly different depending upon changes in mortgage interest rates and other market conditions.

(10) "Adjusted" Earnings SFAS No. 142 Transitional Disclosure

Effective January 1, 2002, the amortization of goodwill was discontinued. The table below reconciles reported earnings for the second quarter of 2001 to "adjusted" earnings, which exclude goodwill amortization.

		Quarter Ended June 30, 2001

	Quarter
	Ended	Reported	Goodwill	Adjusted
	June 30, 2002	Earnings	Amortization	Earnings

Income before income tax expense	$1,638,171	2,164,420	45,009	2,209,429
Income tax expense	485,100	787,300	0	787,300

Income before minority interest	1,153,071	1,377,120	45,009	1,422,129
Minority interest	(114,968)	105,001	0	105,001

Net income	$1,268,039	1,272,119	45,009	1,317,128

Earnings per common share	$0.34	0.34	0.01	0.35

Diluted earnings per common share	$0.32	0.32	0.01	0.33

		Six Months Ended June 30, 2001

	Six Months
	Ended	Reported	Goodwill	Adjusted
	June 30, 2002	Earnings	Amortization	Earnings

Income before income tax expense	$4,486,917	4,780,807	90,018	4,870,825
Income tax expense	1,325,200	1,784,900	0	1,784,900

Income before minority interest	3,161,717	2,995,907	90,018	3,085,925
Minority interest	(74,294)	132,880	0	132,880

Net income	$3,236,011	2,863,027	90,018	2,953,045

Earnings per common share	$0.87	0.77	0.02	0.79

Diluted earnings per common share	$0.82	0.72	0.03	0.75

(11)   Employee Benefits

At June 30, 2002 substantially all full-time employees of the Bank were included in a trusteed noncontributory retirement plan sponsored by the Financial Institutions Retirement Fund (FIRF). The actuarial present value of accumulated plan benefits and net assets available for benefits relating to the Bank's employees is not available at June 30, 2002 because such information is not accumulated for each participating institution. As of June 30, 2002, the FIRF valuation report reflected that the Bank was obligated to make contributions for the plan year ended June 30, 2002 totaling $20,575. On July 23, 2002 the Board of Directors of the Bank resolved to freeze the accrual of benefits for existing participants and the addition of new enrollments to the plan as of September 1, 2002. The costs associated with operating the plan from June 30, 2002 to the freeze date of September 1, 2002 are not known at this time but are estimated to be between $25,000 to $30,000.

(12) Earnings per Share

The following table reconciles the weighted average shares outstanding and the income available to common shareholders used for basic and diluted EPS:

	Three months ended June 30,		Six Months ended June 30,

	2002	2001	2002	2001

Weighted average number of common shares outstanding Used in basic earnings per common share calculation	3,748,052	3,745,151	3,740,500	3,733,951
&#
Net dilutive effect of:
Options	223,398	219,121	209,038	217,913
Restricted stock awards	12	585	73	660

Weighted average number of shares outstanding
Adjusted for effect of dilutive securities	3,971,462	3,964,857	3,949,611	3,952,524

Income available to common shareholders	$1,268,039	1,272,119	3,236,011	2,863,027

Basic earnings per common share	$0.34	0.34	0.87	0.77

Diluted earnings per common share	$0.32	0.32	0.82	0.72

(13) Regulatory Capital

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

Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Tier I or Core capital and Risk-based capital (as defined in the regulations) to total assets (as defined). Management believes, as of June 30, 2002, that the Bank meets all capital adequacy requirements to which it is subject.

Management believes that based upon the Bank's capital calculations at June 30, 2002 and other conditions consistent with the Prompt Corrective Actions Provisions of the OTS regulations, the Bank would be categorized as well capitalized.

                                                                                                            13

On June 30, 2002 the Bank's tangible assets and adjusted total assets were $678.3 million and its risk-weighted assets were $465.3 million. The following table presents the Bank's capital amounts and ratios at June 30, 2002 for actual capital, required capital and excess capital including ratios in order to qualify as being well capitalized under the Prompt Corrective Actions regulations.

	Actual		Required to be Adequately Capitalized		Excess Capital		To Be Well Capitalized Under Prompt Corrective Actions Provisions

(in thousands)	Amount	Percent of Assets(1)	Amount	Percent of Assets (1)	Amount	Percent of Assets(1)	Amount	Percent of Assets(1)

Bank stockholder's equity	$62,629
Plus: Net unrealized loss on certain securities available for sale	186
Less:
Goodwill and other intangibles	4,424
Excess mortgage servicing rights	226

Tier I or core capital	58,165

Tier I capital to adjusted total assets		8.58%	$ 27,132	4.00%	$ 31,033	4.58%	$ 33,915	5.00%
Tier I capital to risk-weighted assets		12.50%	$ 18,610	4.00%	$ 39,555	8.50%	$ 27,915	6.00%
Plus: Allowable allowance for loan losses	3,446

Risk-based capital	$61,611		$ 37,221		$ 24,390		$ 46,526

Risk-based capital to risk- weighted assets		13.24%		8.00%		5.24%		10.00%
(1) Based upon the Bank's adjusted total assets for the purpose of the tangible and core capital ratios and risk-weighted assets for the purpose of the risk-based capital ratio.

The tangible capital of the Bank was in excess of the minimum 2% required at June 30, 2002 but is not reflected in the table above.

(14) Business Segments

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

		Home Federal
		Mortgage Services, LLC

	Home
	Federal	Mortgage		Total
	Savings	Servicing	Mortgage	Reportable			Consolidated
(Dollars in thousands)	Bank	Rights	Banking	Segments	Other	Eliminations	Total

At or for the quarter ended June 30, 2002:
Interest income- external customers	$10,240	0	178	10,418	93	0	10,511
Non-interest income- external customers	1,147	10	66	1,223	21	0	1,244
Earnings (loss) on limited partnerships	(58)	0	0	(58)	6	0	(52)
Intersegment interest income	99	0	0	99	0	(99)	0
Intersegment non-interest income (expense)	(19)	0	0	(19)	1,216	(1,197)	0
Interest expense	5,229	0	99	5,328	0	(99)	5,229
Amortization of mortgage servicing rights, net valuation adjustments, and servicing costs	223	7	0	230	0	(59)	171
Other non-interest expense	3,986	0	383	4,369	147	(162)	4,354
Income tax expense (benefit)	593	0	0	593	(107)	0	486
Minority interest	(115)	0	0	(115)	0	0	(115)
Net income (loss)	1,263	3	(238)	1,028	1,216	(976)	1,268
Goodwill	3,801	0	0	3,801	0	0	3,801
Total assets	709,593	63	6,622	716,278	74,174	(96,729)	693,723
Net interest margin	3.04%	NM	NM	NM	NM	NM	3.17%
Return on average assets	0.71%	18.18%	(8.44)%	NM	NM	NM	0.72%
Return on average realized common equity	8.00%	756.72%	(336.02)%	NM	NM	NM	6.75%

At or for the quarter ended June 30, 2001:
Interest income- external customers	$12,126	0	911	13,037	105	0	13,142
Non-interest income - external customers	610	12	800	1,422	92	0	1,514
Earnings (loss) on limited partnerships	(339)	0	0	(339)	14	0	(325)
Intersegment interest income	834	0	0	834	85	(919)	0
Intersegment non-interest income	230	0	0	230	1,364	(1,594)	0
Interest expense	7,975	0	869	8,844	3	(919)	7,928
Amortization of mortgage servicing rights, net valuation adjustments, and servicing costs	166	29	0	195	0	0	195
Other non-interest expense	2,910	(1)	611	3,520	369	(146)	3,743
Income tax expense	771	0	0	771	16	0	787
Minority interest	105	0	0	105	0	0	105
Net income (loss)	1,234	(16)	231	1,449	1,272	(1,449)	1,272
Goodwill	3,891	0	0	3,891	0	0	3,891
Total assets	723,447	134	46,115	769,696	71,156	(109,507)	731,345
Net interest margin	2.92%	NM	NM	NM	NM	NM	2.98%
Return on average assets	0.68%	(44.97)%	1.72%	NM	NM	NM	0.70%
Return on average realized common equity	8.62%	(1,991.20)%	77.20%	NM	NM	NM	7.11%

N/M -Not meaningful

		Home Federal
		Mortgage Services, LLC

	Home
	Federal	Mortgage		Total
	Savings	Servicing	Mortgage	Reportable			Consolidated
(Dollars in thousands)	Bank	Rights	Banking	Segments	Other	Eliminations	Total

At or for the six months ended June 30, 2002:
Interest income - external customers	$20,599	0	852	21,451	201	0	21,652
Non-interest income - external customers	2,791	21	271	3,083	46	0	3,129
Earnings (loss) on limited partnerships	303	0	0	303	24	0	327
Intersegment interest income	415	0	0	415	0	(415)	0
Intersegment non-interest income	261	0	0	261	3,129	(3,390)	0
Interest expense	10,919	0	415	11,334	0	(415)	10,919
Amortization of mortgage servicing rights, net valuation adjustments, and servicing costs	449	24	0	473	0	(91)	382
Other non-interest expense	7,474	0	857	8,331	286	(328)	8,289
Income tax expense (benefit)	1,476	0	0	1,476	(150)	0	1,326
Minority interest	(74)	0	0	(74)	0	0	(74)
Net income (loss)	3,175	(3)	(149)	3,023	3,184	(2,971)	3,236
Goodwill	3,801	0	0	3,801	0	0	3,801
Total assets	709,593	63	6,622	716,278	74,174	(96,729)	693,723
Net interest margin	3.13%	NM	NM	NM	NM	NM	3.20%
Return on average assets	0.90%	(8.98)%	(1.16)%	NM	NM	NM	0.92%
Return on average realized common equity	10.22%	(435.03)%	(59.93)%	NM	NM	NM	8.79%

At or for the six months ended June 30, 2001:
Interest income - external customers	$25,095	0	1,373	26,468	216	0	26,684
Non-interest income - external customers	1,519	28	1,246	2,793	342	0	3,135
Earnings (loss) on limited partnerships	(622)	0	0	(622)	(7)	0	(629)
Intersegment interest income	1,252	0	0	1,252	173	(1,425)	0
Intersegment non-interest income	381	0	0	381	2,765	(3,146)	0
Interest expense	16,385	0	1,345	17,730	15	(1,425)	16,320
Amortization of mortgage servicing rights, net valuation adjustments, and servicing costs	284	52	0	336	0	0	36
Other non-interest expense	6,028	0	1,048	7,076	497	(270)	7,303
Income tax expense (benefit)	1,699	0	(28)	1,671	114	0	1,785
Minority interest	133	0	0	133	0	0	133
Net income (loss)	2,646	(24)	254	2,876	2,863	(2,876)	2,863
Goodwill	3,891	0	0	3,891	0	0	3,891
Total assets	723,447	134	46,115	769,696	71,156	(109,507)	731,345
Net interest margin	2.93%	NM	NM	NM	NM	NM	2.97%
Return on average assets	0.74%	(29.69)%	1.24%	NM	NM	NM	0.79%
Return on average realized common equity	9.55%	(567.43)%	44.14%	NM	NM	NM	8.13%

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

Net Income

HMN's net income for the second quarter of 2002 was $1.3 million, a decrease of $4,000, or 0.3%, compared to net income of $1.3 million for the second quarter of 2001. Basic earnings per share were $0.34 for the quarter ended June 30, 2002, the same as for the second quarter of 2001. Diluted earnings per share for the second quarter of 2002 were $0.32, the same as for the second quarter of 2001.

HMN's net income for the six months ended June 30, 2002 was $3.2 million, an increase of $373,000, or 13.0%, compared to net income of $2.9 million for the six month period ended June 30, 2001. Basic earnings per share were $0.87 for the six months ended June 30, 2002, an increase of $0.10 or 13.0%, from $0.77 for the same six month period in 2001. Diluted earnings per share for the six-month period in 2002 were $0.82, an increase of $0.10 or 13.9%, from $0.72 for the same six-month period in 2001.

Net Interest Income

Net interest income for the second quarter of 2002 was $5.3 million, an increase of $68,000 or 1.3%, compared to $5.2 million for the second quarter of 2001. Interest income for the second quarter of 2002 was $10.5 million, a decrease of $2.6 million or 20.0%, compared to $13.1 for the second quarter of 2001. Interest income decreased by $533,000 due to a $29.3 million net decrease in average interest-earning assets from the second quarter of 2001 to the second quarter of 2002. The decrease in average interest-earning assets is the result of HMN using cash to fund the outflow of deposits and the repayment of Federal Home Loan Bank advances. Deposits declined between the periods as HMN lowered the interest rates it paid on deposits to take advantage of the lower interest rate environment. Interest earning assets also decreased because of increased investments in premises and equipment for additional banking facilities and the repurchase of HMN common stock. Interest income decreased by $2.1million due to a decrease in interest rates from the second quarter of 2001 to the second quarter of 2002. The yield on interest-earning assets decreased from 7.50% at June 30, 2001 to 6.26% at June 30, 2002. During the 12-month period ending on June 30, 2002, the Federal Reserve Board reduced the Federal Funds interest rate five times and the Wall Street Journal prime rate decreased from 6.75% to 4.75%. As a result, the yield on loans with rates that were indexed to prime such as commercial loans and consumer lines of credit and the yield on new loans originated during the period were less than the yields that were earned in the loan portfolio during a comparable period in 2001.

Interest expense was $5.2 million for the second quarter of 2002, a decrease of $2.7 million or 34.1%, compared to $7.9 million for the same quarter in 2001. Interest expense on deposit accounts was $2.6 million, a decrease of $2.3 million or 46.4%, from $4.9 million for the second quarter of 2001. Interest expense on deposits decreased by $2.1 million because HMN lowered the interest rates it paid on deposits to take advantage of the lower interest rate environment and $133,000 because of a decrease in the average outstanding balance of deposits. Interest expense on Federal Home Loan Bank (FHLB) advances was $2.6 million for the second quarter of 2002, a decrease of $424,000 or 14.0%, from $3.0 million for the second quarter of 2001. Interest expense on FHLB advances decreased by $114,000 due to a decline in the average outstanding advances between the two quarters. Interest expense also declined by $310,000 due to a decline in the interest rates paid on FHLB advances between the two quarters. HMN has many advances which are tied to a London Inter-Bank Offer Rates (LIBOR) index and the interest rate on those advances adjusts monthly to changes in the index. As the Federal Reserve Board reduced short-term interest rates between the quarters, the LIBOR index also decreased.

Net interest margin (net interest income divided by average interest earning assets) for the second quarter of 2002 was 3.17%, a 19 basis point increase, compared to 2.98% for the second quarter of 2001.

Net interest income for the six-month period ended June 30, 2002 was $10.7 million, an increase of $368,000 or 3.6%, compared to $10.4 million for the same period of 2001. Interest income for the six-month period of 2002 was $21.7 million, a decrease of $5.0 million, or 18.9%, compared to $26.7 million for the same period of 2001. Interest income decreased by $894,000 due to a $24.1 million net decrease in average interest-earning assets from the six-month period of 2001 to the same period of 2002. The decrease in average interest-earning assets is the result of HMN using cash to fund the outflow of deposits and the repayment of Federal Home Loan Bank advances. Deposits declined between the periods as HMN lowered the interest rates it paid on deposits to take advantage of the lower interest rate environment. Interest income decreased by $4.1 million due to lower interest rates being earned on the loan and investment portfolios. The decrease in rates paid decreased the yield on interest earning assets from 7.65% at June 30, 2001 to 6.26% at June 30, 2002.

Interest expense was $10.9 million for the six months ended June 30, 2002, a decrease of $5.4 million, or 33.1%, compared to $16.3 million for the same six-month period of 2001. Interest expense on deposits was $5.8 million for the six-month period ended June 30, 2002, a decrease of $4.2 million or 42.4%, compared to $10.0 million for the same period of 2001. Interest expense on deposits decreased $4.1 million because HMN lowered the interest rates it paid on deposits to take advantage of the lower interest rate environment and $112,000 because of the decrease in the average outstanding deposit balances. Interest expense on FHLB advances was $5.2 million for the six-month period of 2002, a decrease of $1.2 million, or 18.5%, from $6.4 million for the same period of 2001. Interest expense decreased by $289,000 due to a $10.7 million decrease in the average outstanding advances from the FHLB. Interest expense decreased by $888,000 due to a decrease in the cost of borrowing from the FHLB. HMN has many advances which are tied to a London Inter-Bank Offer Rates (LIBOR) index and the interest rate on those advances adjusts monthly to changes in the index. As the Federal Reserve Board reduced short-term interest rates between the quarters the LIBOR index also decreased. The average interest rate paid on average interest-bearing liabilities was 3.51% during the six months ended June 30, 2002, compared to 5.11% for the same period of 2001.

Net interest margin (net interest income divided by average interest earning assets) for the six months ended June 30, 2002, was 3.20%, an increase of 23 basis points, compared to 2.97% for the same period of 2001.

Provision for Loan Losses

*The provision for loan losses for the second quarter ended June 30, 2002 was $310,000, an increase of $10,000, or 3.3%, compared to $300,000 for the second quarter of 2001. The provision for loan losses for the six months ended June 30, 2002 was $1,030,000, an increase of $580,000, or 128.9% compared to $450,000 for the same six month period ended in 2001. The provision for loan losses increased primarily due to the specific loan reserves of $451,000 established in the first quarter of 2002 on two non-accruing commercial loan relationships. The provision also increased due to the growth that was experienced in the commercial and consumer loan portfolios which generally require a larger provision due to the greater inherent credit risk of these loans. The provision is the result of management's evaluation of the composition of the loan portfolio, the historical level of non-performing loans, increases in loan charge-off experience, and its assessment of the general economic conditions in the geographic area where properties securing the loan portfolio are located such as national and regional unemployment data, local single family construction permits and local economic growth rates. Management's evaluation of probable losses inherent in the loan portfolio revealed conditions that resulted in increasing the 2002 loan loss provision compared to the provision for 2001. This increase was due primarily to the growth that was experienced in the commercial and consumer loan portfolios and an increase in loans charged off. HMN will continue to monitor its allowance for losses as these conditions dictate. Future economic conditions and other unknown factors will impact the need for future provisions for loan losses. As a result, no assurances can be given that increases in the allowance for loan losses will not be required during future periods.

A reconciliation of HMN's allowance for loan losses is summarized as follows:

	2002	2001

Balance at January 1,	$3,783,112	$3,143,746
Provision	1,030,000	450,000
Charge-offs	(709,737)	(68,830)
Recoveries	5,445	326

Balance at June 30,	$4,108,820	$3,525,242

Non-Interest Income

Non-interest income was $1.2 million for the second quarter of 2002, an increase of $3,000 or 0.2%, from $1.2 million for the second quarter of 2001. Non-interest income increased by $637,000 due to a decrease in the losses recognized on the sale of securities. This increase was primarily due to the recognition of $610,000 of impairment losses on corporate debt securities in the second quarter of 2001. Non-interest income improved by $273,000 due to lower losses from limited partnerships. The value of HMN's investment in a limited partnership that invests in mortgage servicing rights declined less in value during the second quarter of 2002 than in the second quarter of 2001 because of the magnitude of the changes in interest rates during the periods. Generally, as interest rates rise the value of fixed rate mortgage servicing rights increases and as rates fall the value of mortgage servicing rights declines due to changes in the anticipated cash flows caused by prepayments on the loans being serviced. The increases in securities and investments in limited partnerships were totally offset by a $955,000 decrease in the gains recognized on the sale of single family residential loans primarily due to HMN's decision to phase down the mortgage banking operation in Brooklyn Park.

Non-interest income was $3.5 million for the six months ended June 30, 2002, an increase of $950,000, or 37.9%, from $2.5 million for the same six month period of 2001. Non-interest income increased by $956,000 due to increased earnings from limited partnerships. Interest rates on fixed rate single family residential loans increased slightly during the first quarter of 2002 which caused the value of HMN's investment in a limited partnership that owns mortgage loan servicing assets to increase in value. Security losses decreased by $378,000 primarily due to a $610,000 impairment loss that was recognized in the second quarter of 2001. Mortgage servicing fees increased

* This paragraph contains a forward-looking statement(s). Refer to information regarding Forward-looking Information on page 25 of this discussion.

$123,000, or 57.4%, due primarily to an increase in the amount of loans being serviced. These increases were partially offset by a $665,000 decline in loan sale gains primarily due to HMN's decision to phase down the mortgage banking operation in Brooklyn Park.

Non-Interest Expense

Non-interest expense was $4.5 million for the second quarter of 2002, an increase of $588,000, or 14.9%, from $3.9 million for the second quarter of 2001. Occupancy expense increased by $212,000, or 41.1%, due to the costs associated with maintaining additional facilities including the new corporate office. Other operating expenses increased by $296,000, or 36.5%, due primarily to $231,000 of reserves established for losses on merchant and other accounts receivables.

Non-interest expense was $8.7 million for the six months ended June 30, 2002, an increase of $1.0 million or 13.5%, from $7.7 million for the same period of 2001. Occupancy costs increased by $330,000 or 30.6%, primarily due to the costs associated with maintaining additional facilities including the new corporate office. Advertising expenses increased $89,000 and other expenses increased by $425,000 or 27.3%, primarily due to $231,000 of reserves established for losses on merchant and other accounts receivables and additional increases in general and administrative expenses relating to operating additional facilities.

Income Tax Expense

Income tax expense was $485,000 for the second quarter of 2002, a decrease of $302,000 compared to $787,000 for the second quarter of 2001. Income tax expense was $1.3 million for the six months ended June 30, 2002, a decrease of $460,000 compared to $1.8 million for the same six month period of 2001. The decreases in income taxes are primarily due to the Bank reducing its effective income tax rate through the use of certain state tax planning initiatives, increased tax exempt earnings, and a reduction in taxable income.

Non-Performing Assets

The following table sets forth the amounts and categories of non-performing assets in the Bank's portfolio at

June 30, 2002 and December 31, 2001.

	June 30,	December 31,
(Dollars in Thousands)	2002	2001

Non-Accruing Loans
One-to-four family real estate	$1,307	771
Commercial real estate	167	187
Consumer	102	311
Commercial business	994	890

Total	2,570	2,159

Accruing loans delinquent 90
days or more	0	24
Other assets	1,796	1,390
Foreclosed and Repossessed Assets
One-to-four family real estate	226	0
Consumer	204	155
Commercial business	0	33

Total non-performing assets	$4,796	$3,761

Total as a percentage of total assets	0.69%	0.52%

Total non-performing loans	$2,570	$2,183

Total as a percentage of total
loans receivable, net	0.55%	0.46%

Total non-performing assets at June 30, 2002 were $4.8 million, an increase of $1 million, from $3.8 million at December 31, 2001. During the first six months of 2002 the following activity occurred related to non-accruing loans: $3,281,000 of loans were transferred in, $86,000 were transferred out to foreclosed and repossessed assets, $2,133,000 were transferred out to performing loans and $651,000 were charged off. During the same period $24,000 of accruing loans delinquent 90 days or more were transferred to performing status.

Dividends

On July 23, 2002 HMN declared a cash dividend of $.18 per share, payable on September 10, 2002 to shareholders of record on August 27, 2002.

During 2002, HMN has declared and paid dividends as follows:

Record date	Payable date	Dividend per share	Dividend Payout Ratio

February 21, 2002	March 7, 2002	$0.14	100.0%
April 23, 2002	June 10, 2002	$0.18	36.0%

The annualized dividend payout ratio for the past four quarters, ending with the September 10, 2002 payment will be 43.84%.

The declaration of dividends are subject to, among other things, HMN's financial condition and results of operations, the Bank's compliance with its regulatory capital requirements, including the fully phased-in capital requirements, tax considerations, industry standards, economic conditions, regulatory restrictions, general business practices and other factors.

Liquidity

For the six months ended June 30, 2002 the net cash provided by operating activities was $62.3 million. HMN collected $3.6 million from the sale of securities and $22.8 million from principal repayments and the maturity of securities. It purchased securities available for sale of $40.1 million and premises and equipment of $2.9 million. Net loans receivable increased by $3.2 million due to loan production. HMN had a net decrease in deposit balances of $22.5 million for the six-month period. It paid out $3.5 million on FHLB advances and $384,000 on advance payments from borrowers for taxes and insurance. HMN received $511,000 related to the exercise of HMN stock options. HMN purchased $659,000 of its own stock and paid $1.2 million in dividends to its shareholders.

*HMN has certificates of deposits with outstanding balances of $153.2 million that come due over the next 12 months. Based upon past experience management anticipates that the majority of the deposits will renew for another term. HMN believes that deposits that do not renew will be replaced with deposits from other customers, or funded with advances from the FHLB, or will be funded through the sale of securities. Management does not anticipate that it will have a liquidity problem due to maturing deposits.

*HMN has $85.0 million of FHLB advances which mature after 2003 but have call features that can be exercised by the FHLB during the next 12 months. If the call features are exercised HMN has the option of requesting any advance otherwise available to it pursuant to the Credit Policy of the FHLB. HMN also has $35 million of FHLB advances that will mature during the next 12 months. Since HMN has the ability to request another advance to replace the advance that is being called or is maturing, management does not anticipate that it will have a liquidity problem due to advances being called by the FHLB during the next 12 month period.

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

*HMN utilizes a model which uses the discounted cash flows from its interest-earning assets and its interest-bearing liabilities to calculate the current market value of those assets and liabilities. The model also calculates the changes in market value of the interest-earning assets and interest-bearing liabilities due to different interest rate changes. HMN believes that over the next twelve months interest rates could conceivably fluctuate in a range of 200 basis points up or 100 basis points down from where the rates were at June 30, 2002. HMN does not have a trading portfolio. The following table discloses the projected changes in market value to HMN's interest-earning assets and interest-bearing liabilities based upon incremental 100 basis point changes in interest rates from interest rates in effect on June 30, 2002.

* This paragraph contains a forward-looking statement(s). Refer to information regarding Forward-looking Information on page 25 of this discussion.

Other than trading portfolio	Market Value

(Dollars in thousands) Basis point change in interest rates	100	0	+100	+200

Cash and cash equivalents	$38,067	38,067	38,067	38,067
Securities available for sale:
Fixed-rate CMOs	11,822	11,741	11,485	11,141
Variable-rate CMOs	50,830	51,064	49,977	48,437
Fixed-rate available for sale mortgage- backed and related securities	2,250	2,185	2,118	2,046
Variable-rate available for sale mortgage- Backed and related securities	583	583	579	575
Fixed-rate available for sale other marketable securities	67,933	66,942	65,046	63,659
Variable-rate available for sale other marketable securities	112	111	106	106
Federal Home Loan Bank stock 9; 9; 9;	12,224	12,209	12,195	12,182
Loans held for sale 9; 9; 9;	12,669	12,242	11,814	11,632
Loans receivable, net:
Fixed-rate real estate loans 9; 9; 9;	207,948	202,989	197,235	191,548
Variable-rate real estate loans	122,374	120,216	117,997	115,921
Fixed-rate other loans	74,507	73,653	72,257	71,014
Variable-rate other loans	96,421	95,109	92,034	89,911
Mortgage servicing rights, net 9; 9; 9;	1,188	2,383	3,040	3,302
Investment in limited partnerships 9; 9; 9;	1,349	1,851	1,997	2,188

Total market risk sensitive assets	700,277	691,345	675,947	661,729

NOW deposits	58,126	58,126	58,126	58,126
Passbook deposits	34,143	34,143	34,143	34,143
Money market deposits	42,802	42,802	42,802	42,802
Certificate deposits	270,166	266,957	263,823	260,762
Federal Home Loan Bank:
Fixed-rate advances	191,783	185,155	182,069	177,350
Variable-rate advances	33,941	33,845	33,808	33,770

Total market risk sensitive liabilities	630,961	621,028	614,771	606,953

Off-balance sheet financial instruments:
Commitments to extend credit 9; 9; 9;	155	0	(156)	(222)
Commitments to sell or deliver loans	363	0	(365)	(520)
Interest rate swap	(4)	(4)	(4)	(4)

Net market risk	$68,794	70,313	61,693	55,514

Percentage change from current market value	$(2.16)%	0.00%	(12.26)%	(21.05)%

The preceding table was prepared utilizing the following assumptions (the "Model Assumptions") regarding prepayment and decay ratios that were determined by management based upon their review of historical prepayment speeds and future prepayment projections. Fixed rate loans were assumed to prepay at annual rates of between 6% to 45%, depending on the note rate and the period to maturity. Adjustable rate mortgages ("ARMs") were assumed to prepay at annual rates of between 11% and 26%, depending on the note rate and the period to maturity. Growing Equity Mortgage (GEM) loans were assumed to prepay at annual rates of between 6% and 45% depending on the note rate and the period to maturity. Mortgage-backed securities and Collateralized Mortgage Obligations (CMOs) were projected to have prepayments based upon the underlying collateral securing the instrument and the related cash flow priority of the CMO tranche owned. Certificate accounts were assumed not to be withdrawn until maturity. Passbook and money market accounts were assumed to decay at an annual rate of 9%. FHLB advances were projected to be called at the first call date where the projected interest rate on similar remaining term advances exceeded the interest rate on HMN's callable advance.

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

Asset/Liability Management

*HMN's management reviews the impact that changing interest rates will have on its net interest income projected for the twelve months following June 30, 2002 to determine if its current level of interest rate risk is acceptable. The following table projects the estimated annual impact on net interest income of immediate interest rate changes called rate shocks.

Rate Shock	Net Interest	Percentage
in Basis Points	Income	Change

+200	23,261	8.49%
+100	22,766	6.18%
0	21,440	0.00%
-100	18,856	-12.05%

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

Provision for Loan Losses

The provision for loan losses for the second quarter ended June 30, 2002 was $310,000, an increase of $10,000, or 3.3%, compared to $300,000 for the second quarter of 2001. The provision for loan losses for the six months ended June 30, 2002 was $1,030,000, an increase of $580,000, or 128.9% compared to $450,000 for the same six month period ended in 2001. The provision is the result of management's evaluation of the composition of the loan portfolio, the historical level of non-performing loans, increases in loan charge-off experience, and its assessment of the general economic conditions in the geographic area where properties securing the loan portfolio are located such as national and regional unemployment data, local single family construction permits and local economic growth rates. Management's evaluation of probable losses inherent in the loan portfolio revealed conditions that resulted in increasing the 2002 loan loss provision compared to the provision for 2001. This increase was due primarily to the growth that was experienced in the commercial and consumer loan portfolios and an increase in loans charged off. HMN will continue to monitor its allowance for losses as these conditions dictate. Future economic conditions and other unknown factors will impact the need for future provisions for loan losses. As a result, no assurances can be given that increases in the allowance for loan losses will not be required during future periods.

Liquidity

HMN has certificates of deposits with outstanding balances of $153.2 million that come due over the next 12 months. Based upon past experience management anticipates that the majority of the deposits will renew for another term. HMN believes that deposits that do not renew will be replaced with deposits from other customers, or funded with advances from the FHLB, or will be funded through the sale of securities. Management does not anticipate that it will have a liquidity problem due to maturing deposits.

HMN has $85.0 million of FHLB advances which mature after 2003 but have call features that can be exercised by the FHLB during the next 12 months. If the call features are exercised HMN has the option of requesting any advance otherwise available to it pursuant to the Credit Policy of the FHLB. HMN also has $35 million of FHLB advances which will mature during the next 12 months. Since HMN has the ability to request another advance to replace the advance that is being called or is maturing, management does not anticipate that it will have a liquidity problem due to advances being called by the FHLB during the next 12 month period.

Competitive pricing by other institutions, the desire of a competitor to pay interest rates on deposits that are above the current rates paid by HMN, or the desire by customers to put more of their funds into nontraditional bank products such as stocks and bonds could be circumstances that would cause the maturing certificates to become a liquidity problem.

Market Risk

HMN utilizes a model which uses the discounted cash flows from its interest-earning assets and its interest-bearing liabilities to calculate the current market value of those assets and liabilities. The model also calculates the changes in market value of the interest-earning assets and interest-bearing liabilities due to different interest rate changes. HMN believes that over the next twelve months interest rates could conceivably fluctuate in a range of 200 basis points up or 100 basis points down from where the rates were at June 30, 2002. HMN does not have a trading portfolio. The following table discloses the projected changes in market value to HMN's interest-earning assets and interest-bearing liabilities based upon incremental 100 basis point changes in interest rates from interest rates in effect on June 30, 2002.

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

Asset/Liability Management

HMN's management reviews the impact that changing interest rates will have on its net interest income projected for the twelve months following June 30, 2002 to determine if its current level of interest rate risk is acceptable. The table in the asset/liability section projects the estimated annual impact on net interest income of immediate interest rate changes called rate shocks.

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

ITEM 3. Defaults Upon Senior Securities.

Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders of the Company was held on April 23, 2002 at 10:00 a.m.

The following is a record of the votes cast in the election of directors of the Company:

Term expiring in 2005:	For	Withhold

Timothy P. Johnson	3,938,299	63,753
Timothy R. Geisler	3,957,930	44,121
Allan R. DeBoer	3,953,152	48,900

Term expiring in 2004:
Michael J. Fogarty	3,952,978	49,074

Terms for Directors continuing in office are as follows:

Term

Michael McNeil	2003
Duane D. Benson	2003
Mahlon C. Schneider	2003
Susan K. Kolling	2004
Roger P. Weise	2004

There were no broker non-votes and 31,093 abstentions for each of the directors. Accordingly the individuals named above were declared to be duly elected directors of the Company for terms to expire as stated above.

The following is a record of the votes cast in respect of the proposal to ratify the appointment of KPMG LLP as the Company's auditors for the fiscal year ending December 31, 2002.

	NUMBER	PERCENTAGE OF
	OF VOTES	VOTES ACTUALLY CAST
FOR	3,976,178	99.35%
AGAINST	19,167	0.48%
ABSTAIN	6,707	0.17%
BROKER NON-VOTE	0	0.00%

Accordingly, the proposal described above was declared to be duly adopted by the stockholders of the Company.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits and Reports on Form 8-K.

(a) Exhibits. See Index to Exhibits on page 30 of this report
    Reports on Form 8-K - None.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                                    HMN FINANCIAL, INC.

                                                                                                                    Registrant

Date: August 13, 2002                                                                                /s/ Michael McNeil
                                                                                                                    Michael McNeil, President
                                                                                                                    (Principal Executive Officer)

Date: August 13, 2002                                                                                 /s/ Timothy P. Johnson
                                                                                                                    Timothy P. Johnson,
                                                                                                                    Chief Financial Officer
                                                                                                                    (Principal Financial Officer)

HMN FINANCIAL, INC.

INDEX TO EXHIBITS
FOR FORM 10-Q

			Sequential
		Reference	Page Numbering
		to Prior	Where Attached
Regulation		Filing or	Exhibits Are
S-K		Exhibit	Located in This
Exhibit Number	Document Attached Hereto	Number	Form 10-Q Report

3.1	Amended and Restated Articles of Incorporation	*1	N/A

3.2	Amended and Restated By-laws	*2	N/A

4	Form of Common Stock Including indentures	*3	N/A

10.1	Employment Agreement for Michael McNeil Dated January 1, 2002	10.1	Filed Electronically

10.2	Employment Agreement for Timothy Johnson Dated January 1, 2002	10.2	Filed Electronically

99.1	Certification Pursuant to 18 U.S.C. Section 1350 by Michael McNeil	99.1	Filed Electronically

99.2	Certification Pursuant to 18 U.S.C. Section 1350 by Timothy Johnson	99.2	Filed Electronically

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