Form 10-Q
period 2002-09-30
HMN FINANCIAL INC
filed 2002-11-13
CIK 921183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Yes (X)         No ( )

Indicate the number of shares outstanding of each of the issuer's common stock as of the latest practicable date.

Class	Outstanding at November 6, 2002
Common stock, $0.01 par value	4,449,006

HMN FINANCIAL, INC.

CONTENTS

PART I - FINANCIAL STATEMENTS
HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
	2002	2001

Assets
Cash and cash equivalents	$48,020,778	23,019,553
Securities available for sale:
Mortgage-backed and related securities
(amortized cost $62,334,585 and $65,878,534)	61,882,400	66,229,732
Other marketable securities
(amortized cost $45,181,323 and $53,439,401)	46,810,846	53,665,502

	108,693,246	119,895,234

Loans held for sale	14,418,617	68,017,570
Loans receivable, net	508,035,550	471,667,772
Accrued interest receivable	3,170,206	3,508,828
Federal Home Loan Bank stock, at cost	11,880,500	12,245,000
Mortgage servicing rights, net	2,251,335	1,903,636
Premises and equipment, net	13,518,659	10,860,756
Investment in limited partnerships	1,318,491	1,523,650
Goodwill	3,800,938	3,800,938
Core deposit intangible	592,375	685,509
Prepaid expenses and other assets	3,768,574	3,985,625

Total assets	$719,469,269	721,114,071

Liabilities and Stockholders' Equity
Deposits	$422,346,889	421,843,369
Federal Home Loan Bank advances	214,300,000	217,800,000
Accrued interest payable	742,024	1,017,456
Advance payments by borrowers for taxes and insurance	877,566	1,015,570
Accrued expenses and other liabilities	5,299,054	6,535,734
Deferred tax liabilities	1,143,300	976,900

Total liabilities	644,708,833	649,189,029
Commitments and contingencies
Minority interest	(419,878)	(236,309)
Stockholders' equity:
Serial preferred stock: ($.01 par value)
authorized 500,000 shares; issued and outstanding none	0	0
Common stock ($.01 par value):
authorized 11,000,000; issued shares 9,128,662	91,287	91,287
Additional paid-in capital	58,934,419	59,168,782
Retained earnings, subject to certain restrictions	79,198,727	76,956,978
Accumulated other comprehensive income	760,839	367,744
Unearned employee stock ownership plan shares	(4,979,675)	(5,124,746)
Unearned compensation restricted stock awards	0	(7,350)
Treasury stock, at cost 4,701,656 and 4,732,521 shares	(58,825,283)	(59,291,344)

Total stockholders' equity	75,180,314	72,161,351

Total liabilities and stockholders' equity	$719,469,269	721,114,071

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(unaudited)

	Three Months Ended September 30, 2002 2001		Nine Months Ended September 30, 2002 2001

Interest income:
Loans receivable	$9,502,274	11,057,446	28,271,049	33,605,383
Securities available for sale:
Mortgage-backed and related	485,086	893,913	1,497,251	3,171,869
Other marketable	515,997	441,500	1,952,793	1,931,904
Cash equivalents	38,564	65,571	297,916	137,107
Other	90,603	117,777	265,305	414,505

Total interest income	10,632,524	12,576,207	32,284,314	39,260,768

Interest expense:
Deposits	2,556,830	4,636,529	8,304,055	14,607,907
Federal Home Loan Bank advances	2,616,265	2,851,114	7,788,063	9,199,980

Total interest expense	5,173,095	7,487,643	16,092,118	23,807,887

Net interest income	5,459,429	5,088,564	16,192,196	15,452,881
Provision for loan losses	771,000	300,000	1,801,000	750,000

Net interest income after provision
for loan losses	4,688,429	4,788,564	14,391,196	14,702,881

Non-interest income:
Fees and service charges	418,115	417,116	1,212,276	1,131,667
Mortgage servicing fees	184,769	113,908	521,931	328,139
Securities gains (losses), net	376,838	71,338	422,346	(260,958)
Gain on sales of loans	432,095	591,881	1,975,124	2,733,313
Earnings (losses) in limited
partnerships	(530,943)	104,896	(203,968)	(523,643)
Other	122,539	119,908	531,519	449,859

Total non-interest income	1,003,413	1,419,047	4,459,228	3,858,377

Non-interest expense:
Compensation and benefits	1,986,777	1,924,282	6,006,821	5,879,340
Occupancy	801,026	528,192	2,210,714	1,607,983
Federal deposit insurance premiums	18,173	19,841	56,280	60,613
Advertising	129,254	94,914	418,336	295,057
Data processing	272,696	238,728	824,060	710,482
Amortization of mortgage servicing
rights, net of valuation adjustments
and servicing costs	502,282	157,850	884,588	493,888
Other	844,581	812,812	2,825,635	2,302,096

Total noninterest expense	4,554,789	3,776,619	13,226,454	11,349,459

Income before income tax expense	1,137,053	2,430,992	5,623,970	7,211,799
Income tax expense	312,200	571,285	1,637,400	2,356,185

Income before minority interest	824,853	1,859,707	3,986,570	4,855,614
Minority interest	(67,012)	(163,373)	(141,306)	(30,493)

Net income	$891,865	2,023,080	4,127,876	4,886,107

Basic earnings per share	$0.24	0.53	1.10	1.30

Diluted earnings per share	$0.22	0.50	1.04	1.23

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income
(unaudited)

		Three Months Ended September 30,
		2002			2001

Net income	$			891,865			2,023,080
Other comprehensive income, net of tax:
Unrealized losses on hedging valuation		0			(218,985)
Less: minority interest in hedging valuation		0			(91,484)

Net unrealized losses on hedging valuation			0			(127,501)
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period		1,195,786			(555,035)
Less: reclassification adjustment for gains
included in net income		243,738			43,038

Net unrealized gains (losses) on securities			952,048			(598,073)

Other comprehensive income (loss)				952,048			(725,574)

Comprehensive income	$			1,843,913			1,297,506

		Nine Months Ended September 30,
		2002			2001

Net income	$			4,127,876			4,886,107
Other comprehensive income, net of tax:
Unrealized losses on hedging valuation		(35,795)			(300,606)
Less: minority interest in hedging valuation		(21,950)			(122,173)

Net unrealized losses on hedging valuation			(13,845)			(178,433)
Unrealized gains on securities:
Unrealized holding gains arising during period		680,086			1,388,158
Less: reclassification adjustment for gains (losses)
included in net income		273,146			(154,550)

Net unrealized gains on securities			406,940			1,542,708

Other comprehensive income				393,095			1,364,275

Comprehensive income	$			4,520,971			6,250,382

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders' Equity

For the Nine Month Period Ended September 30, 2002

(unaudited)

					Unearned
				Accumulated	Employee	Unearned
				Accumulated	Stock	Compensation		Total
		Additional		Other	Ownership	Restricted		Stock-
	Common	Paid-in	Retained	Comprehensive	Plan	Stock	Treasury	Holders'
	Stock	Capital	Earnings	Income	Shares	Awards	Stock	Equity

Balance, December 31, 2001	$ 91,287	59,168,782	76,956,978	367,744	(5,124,746)	(7,350)	(59,291,344)	72,161,351
Net income			4,127,876					4,127,876
Other comprehensive income				393,095				393,095
Treasury stock purchases							(658,611)	(658,611)
Employee stock options
exercised		(489,175)					1,124,672	635,497
Tax benefits of exercised
stock options		148,023						148,023
Amortization of restricted
stock awards						7,350		7,350
Dividends paid			(1,886,127)					(1,886,127)
Earned employee stock
ownership plan shares		106,789			145,071			251,860

Balance, September 30, 2002	$ 91,287	58,934,419	79,198,727	760,839	(4,979,675)	0	(58,825,283)	75,180,314

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2002	2001

Cash flows from operating activities:
Net income	$4,127,876	4,886,107
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	1,801,000	750,000
Depreciation	1,012,082	754,227
Amortization of premiums, net	239,534	72,127
Amortization of deferred loan fees	(498,149)	(390,794)
Amortization of goodwill	0	135,027
Amortization of core deposit intangible	93,134	85,802
Amortization of other purchase accounting adjustments	7,495	9,025
Amortization of mortgage servicing rights and net valuation adjustments	864,573	493,829
Capitalized mortgage servicing rights	(1,212,272)	(990,324)
Deferred income taxes	(104,400)	125,000
Securities (gains) losses, net	(422,346)	260,958
Gain on sales of real estate	(1,254)	(17,293)
Gain on sales of loans	(1,975,124)	(2,733,403)
Proceeds from sale of loans held for sale	202,650,820	568,937,142
Disbursements on loans held for sale	(141,643,268)	(623,170,040)
Principal collected on loans held for sale	106,603	154,425
Amortization of restricted stock awards	7,350	2,450
Amortization of unearned ESOP shares	145,071	145,031
Earned employee stock ownership shares priced above original cost	106,789	76,850
Decrease in accrued interest receivable	338,622	658,288
Decrease in accrued interest payable	(275,432)	(475,151)
Equity losses of limited partnerships	203,968	523,643
Equity (losses) of minority interest	(141,306)	(30,493)
Increase in other assets	(94,329)	(2,214,259)
Increase (decrease) in other liabilities	(1,441,860)	2,044,898
Other, net	29,614	(33,054)

Net cash provided (used) by operating activities	63,924,791	(49,939,982)

Cash flows from investing activities:
Proceeds from sales of securities available for sale	18,036,553	19,135,721
Principal collected on securities available for sale	14,077,803	13,667,575
Proceeds collected on maturity of securities available for sale	19,900,000	12,695,000
Purchases of securities available for sale	(40,055,856)	0
Proceeds from sales of loans receivable	0	12,156
Net decrease (increase) in loans receivable	(42,391,910)	17,585,021
Redemption of Federal Home Loan Bank stock	364,500	0
Proceeds from sale of real estate	52,435	316,797
Purchases of premises and equipment	(3,681,249)	(1,743,705)

Net cash provided (used) by investing activities	(33,697,724)	61,668,565

Cash flows from financing activities:
Increase in deposits	321,403	7,588,014
Purchase of treasury stock	(658,611)	(74,152)
Stock options exercised	635,497	475,586
Dividends to stockholders	(1,886,127)	(1,347,740)
Proceeds from Federal Home Loan Bank advances	0	259,700,000
Repayment of Federal Home Loan Bank advances	(3,500,000)	(271,800,000)
Minority interest in mortgage services	0	125,000
Increase (decrease) in advance payments by borrowers for taxes and insurance	(138,004)	511,738

Net cash used by financing activities	(5,225,842)	(4,821,554)

Increase in cash and cash equivalents	25,001,225	6,907,029
Cash and cash equivalents, beginning of period	23,019,553	14,416,861

Cash and cash equivalents, end of period	$48,020,778	21,323,890
Supplemental cash flow disclosures:
Cash paid for interest	$16,367,550	24,283,038
Cash paid for income taxes	1,817,500	2,168,000
Supplemental noncash flow disclosures:
Loans transferred to loans held for sale	4,267,484	1,216,509
Transfer of loans to real estate	370,625	86,123

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

September 30, 2002 and 2001

(1) HMN Financial, Inc.

HMN Financial, Inc. (HMN) is a stock savings bank holding company that owns 100 percent of Home Federal Savings Bank (the Bank or Home Federal). Home Federal has a community banking philosophy and operates retail banking facilities in Minnesota and Iowa. The Bank has two wholly owned subsidiaries, Osterud Insurance Agency, Inc. (OAI) which offers financial planning products and services and Home Federal REIT, Inc. (HFREIT) which invests in real estate loans acquired from the Bank. HMN has another wholly owned subsidiary, Security Finance Corporation (SFC) which holds a limited number of commercial loans originated by third parties. The Bank has a 51% owned subsidiary, Home Federal Mortgage Services, LLC (HFMS), which is a mortgage banking and mortgage brokerage business located in Brooklyn Park, Minnesota. The Bank is in the process of liquidating the assets of HFMS and mortgage production has ceased as of September 30, 2002.

The consolidated financial statements included herein are for HMN, SFC, the Bank and the Bank's subsidiaries, OAI, HFREIT and HFMS. All significant intercompany accounts and transactions have been eliminated in consolidation.

(2) Basis of Preparation
The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of comprehensive income, consolidated statements of stockholders' equity and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments consisting of only normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The statement of income for the three month and nine month periods ended September 30, 2002 are not necessarily indicative of the results which may be expected for the entire year.

Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform with the current period presentation.

(3) New Accounting Standards
In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions. Except for transactions between two or more mutual enterprises, this statement requires the application of the purchase method of accounting to all acquisitions of financial institutions. In addition, this statement amends FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provision that SFAS No. 144 requires for other long-lived assets that are held and used. The provisions of SFAS No. 147, which relate to the application of the purchase method of accounting, are effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. The impact of adopting SFAS No. 147 on HMN's financial condition and its results of operations will not be material.

(4) Derivative Instruments and Hedging Activities
HMN adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, in the first quarter of 2001. In July of 2001, HMN entered into an interest rate swap for $15 million. Under the interest rate swap, HMN pays interest based upon the three month London Inter-Bank Offer Rate (LIBOR) and receives interest payments based upon a fixed rate of 6.0% on a notional value of $15 million in a fair value hedge with no ineffectiveness. The hedge is offsetting a callable certificate of deposit for $15 million that was issued by HMN. In July of 2002, the interest rate swap was called and the corresponding certificate of deposit was also called. As of September 30, 2002, HMN has not entered into any other interest rate swaps.

HMN originates and purchases single family residential loans for sale into the secondary market and enters into commitments to sell or securitize those loans in order to mitigate the interest rate risk associated with holding the loans until they are sold. At the beginning of the second quarter of 2001, certain commitments to sell Loans Held for Sale were designated as a cash flow hedge of a forecasted transaction and were accounted for in accordance with SFAS No. 133 with no ineffectiveness recognized in the income statement. In the second quarter of 2002 cash flow hedge accounting was discontinued because HMN ceased delivery of loans under a mortgage backed security program. The mortgage banking operations  in the Brooklyn Park location were eliminated and some of the activity was moved to other branches within HMN.

HMN has commitments outstanding to extend credit to future borrowers or to purchase loans that had not closed prior to the end of the quarter which it intends to sell. These commitments are referred to as its mortgage pipeline. As commitments to originate or purchase loans enter the mortgage pipeline, generally HMN simultaneously enters into commitments to sell the mortgage pipeline into the secondary market. The commitments to originate, purchase or sell loans are derivatives. As a result of marking the mortgage pipeline and the related commitments to sell to market for the third quarter ended September 30, 2002, HMN recorded an increase in Other Assets of $757,633, and an increase in Other Liabilities of $757,633.

The current commitments to sell Loans Held for Sale are derivatives that do not qualify for hedge accounting. As a result, these derivatives are marked to market. The Loans Held for Sale that are not hedged are recorded at the lower of cost or market. The lower of cost or market and the market value adjustments as of and for the quarter ended September 30, 2002 include loans that do not qualify for hedge accounting. As a result of marking these loans, HMN recorded a decrease to Loans Held for Sale of $1,567 and an increase in Other Liabilities of $188,487, and a net loss in gains or losses on sales of loans of $190,054. The unrealized gains on loans held for sale of $188,487 will not be recognized in income until the loans are sold in the fourth quarter of 2002.

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

There was no hedging activity for the third quarter of 2002 due to the phase down of the mortgage banking operations of HFMS. The gross unrealized holding gains on securities for the third quarter of 2002 was $1,837,000, the income tax expense would have been $641,000 and therefore, the net gain was $1,196,000. The gross reclassification adjustment for the third quarter of 2002 was $377,000, the income tax expense would have been $133,000 and therefore, the net gain was $244,000. The gross unrealized losses in hedging valuation for the third quarter of 2001 was $362,000, the income tax benefit would have been $143,000 and therefore, the net loss was $219,000. The gross minority interest in hedging valuation for the third quarter of 2001 was $151,000, the income tax benefit would have been $60,000 and therefore, the net loss was $91,000. The gross unrealized holding losses on securities for the third quarter of 2001 was $906,000, the income tax benefit would have been $351,000 and therefore, the net loss was $555,000. The gross reclassification adjustment in the third quarter of

2001 was $71,000, the income tax expense would have been $28,000 and therefore, the net reclassification adjustment was a gain of $43,000.

The gross unrealized losses in hedging valuation for the nine month period ended September 30, 2002 was $45,000, the income tax benefit would have been $9,000 and therefore, the net loss was $36,000. The gross minority interest in hedging valuation for the nine month period ended September 30, 2002 was $22,000. The gross unrealized holding gains on securities for the nine month period ended September 30, 2002 was $1,022,000, the income tax expense would have been $342,000 and therefore, the net gain was $680,000. The gross reclassification adjustment in the nine month period ended September 30, 2002 was $422,000, the income tax benefit would have been $149,000 and therefore, the net loss was $273,000. The gross minority interest in hedging valuation for the nine month period ended September 30, 2001 was $201,000, the income tax benefit would have been $79,000 and therefore, the net loss was $122,000. The gross unrealized holding gains on securities for the nine month period ended September 30, 2001 was $2,319,000, the income tax benefit would have been $931,000 and therefore, the net gain was $1,388,000. The gross reclassification adjustment in the nine month period ended September 30, 2001 was $261,000, the income tax benefit would have been $106,000 and therefore, the net reclassification adjustment was $155,000.

(6) Cash Dividend
On October 22, 2002 HMN's Board of Directors announced a cash dividend of $0.18 per share, payable on December 11, 2002 to stockholders of record on November 22, 2002.

(7) Investment in Mortgage Servicing Rights
A summary of mortgage servicing activity is as follows:

	Nine Months ended Sept. 30, 2002	Twelve Months ended Dec. 31, 2001	Nine Months ended Sept. 30, 2001

Mortgage servicing rights
Balance, beginning of period	$1,922,736	1,188,928	1,188,928
Originations	1,212,272	1,458,321	990,324
Amortization	(665,173)	(724,513)	(493,829)

Balance, end of period	2,469,835	1,922,736	1,685,423

Valuation reserve
Balance, beginning of period	(19,100)	0	0
Additions	(210,000)	(19,100)	(1,988)
Reductions	10,600	0	0

Balance, end of period	(218,500)	(19,100)	(1,988)

Mortgage servicing rights, net	$2,251,335	1,903,636	1,683,435

Fair value of mortgage servicing rights	$2,262,578	1,939,000	1,842,000

Mortgage servicing costs, which include professional services for valuing mortgage servicing rights, were $20,014 at September 30, 2002, and $11,802 and $15,365 for the nine and twelve months ended in September and December 2001, respectively.

All of the loans being serviced were single family loans serviced for FNMA and FHLMC under the mortgage-backed security program or the individual loan sale program. The following is a summary of the risk characteristics of the loans being serviced at September 30, 2002.

	Loan Principal Balance	Weighted Average Interest Rate	Weighted Average Remaining Term	Number of Loans

Original term 30 year fixed rate	$138,360,000	6.97%	341	1,451
Original term 15 year fixed rate	144,673,000	6.39%	160	2,065
Seven year balloon	160,000	6.09%	127	2
Adjustable rate	6,597,000	5.67%	334	48

(8) Investment in Limited Partnerships
Investments in limited partnerships were as follows:

Primary partnership activity	September 30, 2002	December 31, 2001

Mortgage servicing rights	$818,022	991,941
Common stock of financial institutions	269,863	265,955
Low to moderate income housing	230,606	265,754

	$1,318,491	1,523,650

During the third quarter of 2002 HMN's proportionate loss from a mortgage servicing partnership was $504,777, its proportionate share of losses from common stock investments in financial institutions was $19,665 and it recognized $6,500 of losses on low income housing partnerships. During 2002 HMN anticipates receiving low income housing credits totaling $84,000, of which $21,000 were credited to current income tax benefits. During the third quarter of 2001 HMN's proportionate gains from a mortgage servicing partnership was $125,879, its proportionate share of losses from the common stock investments in financial institutions was $14,483 and it recognized $6,500 of losses on the low income housing partnerships. During 2001 HMN received low income housing credits totaling $84,000, of which $21,000 were credited to current income tax benefits in the third quarter of 2001.

During the nine month period ended September 30, 2002, HMN's proportionate losses from a mortgage servicing partnership was $173,919, its proportionate share of gains from the common stock investments in financial institutions was $3,907 and it recognized $33,956 of losses on the low income housing partnerships. During 2002 HMN anticipates receiving low income housing credits totaling $84,000, of which $63,000 were credited to current income tax benefits in the nine month period ended September 30, 2002. During the nine month period ended September 30, 2001 HMN's proportionate loss from a mortgage servicing partnership was $483,020, its proportionate share of losses from the common stock investments in financial institutions was $21,123 and it recognized $19,500 of losses on the low income housing partnerships. During 2001 HMN received low income housing credits totaling $84,000, of which $63,000 were credited to current income tax benefits in the nine month period ended September 30, 2001.

(9) Intangible Assets

The gross carrying amount of intangible assets and the associated accumulated amortization at September 30, 2002 is presented in the table below. Amortization expense for intangible assets was $758,307 for the nine months ended September 30, 2002.

	Gross			Unamortized
	Carrying	Accumulated	Valuation	Intangible
	Amount	Amortization	Adjustment	Assets

Amortized intangible assets:
Mortgage servicing rights	$3,633,153	(1,163,318)	(218,500)	2,251,335
Core deposit intangible	1,567,000	(974,625)	0	592,375

Total	$5,200,153	(2,137,943)	(218,500)	2,843,710

The following table indicates the estimated future amortization expense for amortized intangible assets:

	Mortgage	Core
	Servicing	Deposit
	Rights	Intangible	Total

Three months ended December 31, 2002	$111,041	31,044	142,085

Year ended December 31,
2003	402,167	113,857	516,024
2004	342,248	113,857	456,105
2005	290,869	113,857	404,726
2006	246,789	113,857	360,646
2007	213,279	105,902	319,181

Projections of amortization are based on existing asset balances and the existing interest rate environment as of September 30, 2002. HMN's actual experiences may be significantly different depending upon changes in mortgage interest rates and other market conditions.

(10) "Adjusted" Earnings SFAS No. 142 Transitional Disclosure

Effective January 1, 2002, the amortization of goodwill was discontinued. The table below reconciles reported earnings for the third quarter of 2001 to "adjusted" earnings, which exclude goodwill amortization.

		Quarter Ended September 30, 2001

	Quarter
	Ended	Reported	Goodwill	Adjusted
	September 30, 2002	Earnings	Amortization	Earnings

Income before income tax expense	$1,137,053	2,430,992	45,009	2,476,001
Income tax expense	312,200	571,285	0	571,285

Income before minority interest	824,853	1,859,707	45,009	1,904,716
Minority interest	(67,012)	(163,373)	0	(163,373)

Net income	$891,865	2,023,080	45,009	2,068,089

Earnings per common share	$0.24	0.53	0.02	0.55

Diluted earnings per common share	$0.22	0.50	0.02	0.52

12

		Nine Months Ended September 30, 2001

	Nine Months
	Ended	Reported	Goodwill	Adjusted
	September 30, 2002	Earnings	Amortization	Earnings

Income before income tax expense	$5,623,970	7,211,799	135,027	7,346,826
Income tax expense	1,637,400	2,356,185	0	2,356,185

Income before minority interest	3,986,570	4,855,614	135,027	4,990,641
Minority interest	(141,306)	(30,493)	0	(30,493)

Net income	$4,127,876	4,886,107	135,027	5,021,134

Earnings per common share	$1.10	1.30	0.04	1.34

Diluted earnings per common share	$1.04	1.23	0.03	1.26

(11) Employee Benefits

On July 23, 2002 the Board of Directors of the Bank resolved to freeze the accrual of benefits for existing participants and the addition of new enrollments to the Financial Institutions Retirement Fund (FIRF) as of September 1, 2002. The costs associated with operating the plan from June 30, 2002 to the freeze date of September 1, 2002 are not known at this time and are being calculated by the plan actuaries. Declines in the financial markets during 2002 and 2001 have caused many companies with defined benefit plans to make additional contributions to their plans to offset losses incurred in plan assets.

(12) Earnings per Share

The following table reconciles the weighted average shares outstanding and the income available to common shareholders used for basic and diluted EPS:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001

Weighted average number of common shares outstanding
Used in basic earnings per common share calculation	3,790,526	3,785,130	3,757,404	3,751,198

Net dilutive effect of:
Options	232,790	226,322	224,723	220,716
Restricted stock awards	0	435	49	584

Weighted average number of shares outstanding
Adjusted for effect of dilutive securities	4,023,316	4,011,887	3,982,176	3,972,498

Income available to common shareholders	$891,865	2,023,080	4,127,876	4,886,107
Basic earnings per common share	$0.24	0.53	1.10	1.30
Diluted earnings per common share	$0.22	0.50	1.04	1.23

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

Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Tier I or Core capital and Risk-based capital (as defined in the regulations) to total assets (as defined). Management believes, as of September 30, 2002, that the Bank meets all capital adequacy requirements to which it is subject.

Management believes that based upon the Bank's capital calculations at September 30, 2002 and other conditions consistent with the Prompt Corrective Actions Provisions of the OTS regulations, the Bank would be categorized as well capitalized.

On September 30, 2002 the Bank's tangible assets and adjusted total assets were $710 million and its risk-weighted assets were $494.2 million. The following table presents the Bank's capital amounts and ratios at September 30, 2002 for actual capital, required capital and excess capital including ratios in order to qualify as being well capitalized under the Prompt Corrective Actions regulations.

							To Be Well
			Required to be				Capitalized Under
			Adequately				Prompt Corrective
	Actual		Capitalized		Excess Capital		Actions Provision

		Percent of		Percent of		Percent of		Percent of
(in thousands)	Amount	Assets (1)	Amount	Assets (1)	Amount	Assets (1)	Amount	Assets (1)

Bank stockholder's equity	$64,527
Plus:
Net unrealized loss (gain) on certain
securities available for sale
and cash flow hedges	(778)
Less:
Goodwill and other intangibles	4,393
Excess mortgage servicing rights	316

Tier I or core capital	59,040

Tier I capital to adjusted total assets		8.32%	$28,399	4.00%	$30,641	4.32%	$35,499	5.00%
Tier I capital to risk-weighted assets		11.95%	$19,767	4.00%	$39,273	7.95%	$29,651	6.00%
Plus:
Allowable allowance for loan losses	4,109

Risk-based capital	$63,149		$39,534		$23,615		$49,418

Risk-based capital to
Risk-weighted assets		12.78%		8.00%		4.78%		10.00%

(1) Based upon the Bank's adjusted total assets for the purpose of the tangible and core capital ratios and risk-weighted assets for the purpose of the risk-based capital ratio.

The tangible capital of the Bank was in excess of the minimum 2% required at September 30, 2002 but is not reflected in the table above.

(14) Business Segments
HMN's subsidiary, Home Federal Savings Bank and the Bank's subsidiary, Home Federal Mortgage Services, LLC (HFMS), have been identified as reportable operating segments in accordance with the provisions of SFAS 131. HFMS was deemed to be a segment because its operations were conducted independently from the Bank. HFMS has been segmented further into Mortgage Servicing Rights and Mortgage Banking activities. The mortgage servicing segment owns servicing rights on loans which have either been sold to FNMA or securitized into mortgage-backed instruments which were issued by FNMA. HFMS receives a servicing fee that is based upon the outstanding balance of the loan being serviced and pays a subservicer a monthly fee to service the loan. HFMS's mortgage production activity ceased to operate during the third quarter of 2002. All loans that were acquired prior to that time are intended to be resold in the secondary loan market.

Security Finance Corporation and HMN, the holding company, did not meet the quantitative thresholds for determining reportable segments and therefore are included in the "Other" category.

HMN evaluates performance and allocates resources based on the segment's net income or loss, return on average assets and return on average equity. Each corporation is managed separately with its own president, who reports directly to HMN's chief operating decision maker, and the Board of Directors.

The following table sets forth certain information about the reconciliations of reported profit or loss and assets for each of HMN's reportable segments.

		Home Federal
		Mortgage Services, LLC

	Home
	Federal	Mortgage		Total
	Savings	Servicing	Mortgage	Reportable			Consolidated
(Dollars in thousands)	Bank	Rights	Banking	Segments	Other	Eliminations	Total

At or for the three-months ended
September 30, 2002
Interest income
- external customers	$10,494	0	77	10,571	62	0	10,633
Non-interest income
- external customers	1,391	8	56	1,455	87	0	1,534
Earnings (loss) on limited partnerships	(511)	0	0	(511)	(20)	0	(531)
Intersegment interest income	57	0	0	57	24	(81)	0
Intersegment non-interest income	46	0	0	46	901	(947)	0
Interest expense	5,197	0	57	5,254	0	(81)	5,173
Amortization of mortgage servicing rights
and net valuation adjustments and	525	28	0	553	1	(51)	503
servicing costs
Other non-interest expense	3,853	0	192	4,045	133	(126)	4,052
Income tax expense (benefit)	379	0	1	380	(68)	0	312
Minority interest	(67)	0	0	(67)	0	0	(67)
Net income (loss)	855	(20)	(117)	718	944	(770)	892
Goodwill	3,801	0	0	3,801	0	0	3,801
Total assets	715,022	44	4,997	720,063	75,384	(75,978)	719,469
Net interest margin	3.31%	NM	NM	NM	NM	NM	3.29%
Return on average assets	0.49%	(141.02)%	(7.79)%	NM	NM	NM	0.51%
Return on average realized
common equity	5.35%	(9,581.32)%	(526.14)%	NM	NM	NM	4.58%

At or for the three-months ended
September 30, 2001
Interest income
- external customers	$11,596	0	892	12,488	89	0	12,577
Non-interest income
- external customers	979	6	106	1,091	253	0	1,344
Earnings (loss) on
Limited partnerships	120	0	0	120	(15)	0	105
Intersegment interest income	766	0	0	766	49	(815)	0
Intersegment non-interest income	(87)	0	0	(87)	1,763	(1,676)	0
Interest expense	7,520	0	783	8,303	0	(815)	7,488
Amortization of mortgage servicing
rights and net valuation adjustments	146	12	0	158	0	0	158
and servicing costs
Other non-interest expense	2,986	0	543	3,529	263	(141)	3,651
Income tax expense (benefit)	692	0	0	692	(121)	0	571
Minority interest	(163)	0	0	(163)	0	0	(163)
Net income (loss)	1,894	(6)	(328)	1,560	1,998	(1,535)	2,023
Goodwill	3,891	0	0	3,891	0	0	3,891
Total assets	712,716	114	65,381	778,211	72,435	(129,219)	721,427
Net interest margin	2.83%	NM	NM	NM	NM	NM	2.93%
Return on average assets	1.05%	(2.06)%	(2.11)%	NM	NM	NM	1.12%
Return on average realized common equity	13.17%	(106.35)%	(110.11)%	NM	NM	NM	11.06%

                    NM - Not meaningful

		Home Federal
		Mortgage Services, LLC

	Home
	Federal	Mortgage		Total
	Savings	Servicing	Mortgage	Reportable			Consolidated
(Dollars in thousands)	Bank	Rights	Banking	Segments	Other	Eliminations	Total

At or for the nine-months ended
September 30, 2002
Interest income
- external customers	$31,092	0	929	32,021	263	0	32,284
Non-interest income
- external customers	4,182	29	327	4,538	125	0	4,663
Earnings (loss) on limited partnerships	(208)	0	0	(208)	4	0	(204)
Intersegment interest income	472	0	0	472	24	(496)	0
Intersegment non-interest income	307	0	0	307	4,030	(4,337)	0
Interest expense	16,116	0	472	16,588	0	(496)	16,092
Amortization of mortgage servicing rights
and net valuation adjustments and	974	52	0	1,026	1	(142)	885
servicing costs
Other non-interest expense	11,327	0	1,049	12,376	419	(454)	12,341
Income tax expense (benefit)	1,854	0	1	1,855	(218)	0	1,637
Minority interest	(141)	0	0	(141)	0	0	(141)
Net income (loss)	4,030	(23)	(266)	3,741	4,128	(3,741)	4,128
Goodwill	3,801		0	3,801	0	0	3,801
Total assets	715,022	44	4,997	720,063	75,384	(75,978)	719,469
Net interest margin	3.26%	NM	NM	NM	NM	NM	3.23%
Return on average assets	0.77%	(49.88)%	(1.86)%	NM	NM	NM	0.78%
Return on average realized
common equity	8.56%	(2,651.34)%	(98.16)%	NM	NM	NM	7.33%

At or for the nine-months ended
September 30, 2001
Interest income
- external customers	$36,691	0	2,265	38,956	305	0	39,261
Non-interest income
- external customers	2,464	34	1,289	3,787	595	0	4,382
Earnings (loss) on
Limited partnerships	(503)	0	0	(503)	(21)	0	(524)
Intersegment interest income	2,018	0	0	2,018	222	(2,240)	0
Intersegment non-interest income	294	0	0	294	4,528	(4,822)	0
Interest expense	23,905	0	2,128	26,033	15	(2,240)	23,808
Amortization of mortgage servicing
rights and net valuation adjustments	430	64	0	494	0	0	494
and servicing costs
Other non-interest expense	8,978	0	1,528	10,506	760	(411)	10,855
Income tax expense (benefit)	2,391	0	(28)	2,363	(7)	0	2,356
Minority interest	(30)	0	0	(30)	0	0	(30)
Net income (loss)	4,540	(30)	(74)	4,436	4,861	(4,411)	4,886
Goodwill	3,891	0	0	3,891	0	0	3,891
Total assets	712,716	114	65,381	778,211	72,435	(129,219)	721,427
Net interest margin	2.89%	NM	NM	NM	NM	NM	2.97%
Return on average assets	0.84%	(21.74)%	(0.22)%	NM	NM	NM	0.90%
Return on average realized common equity	10.78%	(507.40)%	(9.09)%	NM	NM	NM	9.13%

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

The operations of financial institutions, including the Bank, are significantly affected by prevailing economic conditions, competition and the monetary and fiscal policies of governmental agencies. Lending activities are influenced by the demand for and supply of housing and commercial real estate, competition among lenders, the level of interest rates and the availability of funds. Deposit flows and costs of funds are influenced by prevailing market rates of interest primarily on competing investments, the mix of deposit accounts, account maturities and the levels of personal income and savings in the market area of the Bank.

Net Income

HMN's net income for the third quarter of 2002 was $892,000, a decrease of $1.1 million, or 55.9%, compared to net income of $2.0 million for the third quarter of 2001. Basic earnings per share were $0.24 for the quarter ended September 30, 2002, a decrease of $0.29 per share, or 54.7%, from $0.53 basic earnings per share for the same quarter of 2001. Diluted earnings per share were $0.22 for the third quarter of 2002, a decrease of $0.28 or 56.0%, from $0.50 diluted earnings per share for the third quarter of 2001.

HMN's net income for the nine months ended September 30, 2002 was $4.1 million, a decrease of $758,000, or 15.5%, compared to net income of $4.9 million for the same nine month period of 2001. Basic earnings per share were $1.10 for the nine months ended September 30, 2002, a decrease of $0.20 per share or 15.5%, from $1.30 basic earnings per share for the same nine month period of 2001. Diluted earnings per share were $1.04 for the nine months ended September 30, 2002, a decrease of $0.19, or 15.4%, from $1.23 diluted earnings per share for the same nine month period of 2001.

Net Interest Income

Net interest income for the third quarter of 2002 was $5.5 million, an increase of $371,000, or 7.3%, compared to $5.1 million for the third quarter of 2001. Interest income for the third quarter of 2002 was $10.6 million, a decrease of $1.9 million, or 15.5%, compared to $12.5 million for the same period of 2001. Interest income decreased by $540,000 due to a decrease in interest earning assets of $30.5 million from the third quarter of 2001 to the third quarter of 2002. The decrease in average interest-earning assets is the result of HMN using cash to fund the outflow of deposits and the repayment of Federal Home Loan Bank advances. Average deposits declined between the periods as HMN lowered the interest rates it paid on deposits to take advantage of the lower interest rate environment. Interest earning assets also decreased because of increased investments in premises and equipment for four additional banking facilities, the payment of dividends on HMN common stock, and the purchase of treasury stock. Interest income decreased by $1.4 million due to lower interest rates on assets being added to the portfolio and also due to a general decline in interest rates from the third quarter of 2001 through the third quarter of 2002. During the 12-month period ended September 30, 2002, the Federal Reserve reduced the Federal Funds interest rate three times and the Wall Street Journal prime rate decreased from 6.00% to 4.75%. As a result, loans with rates that were indexed to prime, such as commercial loans and consumer lines of credit, earned less interest income and the funds generated from fixed rate loans that prepaid during the period were reinvested in loans at lower rates. The yield earned on interest-earning assets decreased from 7.24% at September 30, 2001, to 6.41% at September 30, 2002.

Interest expense was $5.2 million for the third quarter of 2002, a decrease of $2.3 million, or 30.9%, compared to $7.5 million for the same quarter of 2001. Interest expense on deposits was $2.6 million for the third quarter of 2002, a decrease of $2.1 million, or 44.9%, from $4.6 million for the third quarter of 2001. Interest expense on deposits decreased primarily due to a decrease in the average interest rates that were paid on deposits. Interest expense decreased by $213,000 due to a $19.1 million decrease in the average outstanding deposits between the periods. The outflow of deposits were funded with excess cash made available from prepayments on mortgage loans. Interest expense on Federal Home Loan Bank (FHLB) advances and other borrowed money was $2.6 million for the third quarter of 2002, a decrease of $235,000, or 8.2%, from $2.9 million for the third quarter of 2001. Interest expense decreased due to a decrease in the cost of borrowing from the FHLB including a $187,000 decrease due to declining interest rates between the two periods. The average interest rate paid on the average interest-bearing liabilities was 3.35% during the third quarter of 2002, compared to 4.68% for the third quarter of 2001.

Net interest margin (net interest income divided by average interest earning assets) for the third quarter of 2002 was 3.29%, an increase of 36 basis points, compared to 2.93% for the third quarter of 2001.

Net interest income for the nine month period ended September 30, 2002 was $16.2 million, an increase of $739,000, or 4.8%, compared to $15.5 million for the same period of 2001. Interest income for the nine month period of 2002 was $32.3 million, a decrease of $7 million, or 17.8%, compared to $39.3 million for the same period of 2001. Interest income declined due to a reduction in interest rates and a decline in the average interest earning assets. Interest income declined by $1.4 million due to a $26.3 million net decrease in average interest-earning assets from the nine month period of 2001 to the same nine month period in 2002. The decrease in average interest-earning assets is the result of HMN using cash to fund the outflow of deposits and the repayment of Federal Home Loan Bank advances. Deposits declined between the periods as HMN lowered the interest rates it paid on deposits to take advantage of the lower interest rate environment. Interest income decreased by $5.5 million due to lower interest rates being earned on the loan and investment portfolios. The decline in rates decreased the yield earned on interest earning assets from 7.53% at September 30, 2001 to 6.44% at September 30, 2002.

Interest expense was $16.1 million for the nine months ended September 30, 2002, a decrease of $7.7 million, or 32.4%, compared to $23.8 million for the same nine month period of 2001. Interest expense on deposits was $8.3 million for the nine months ended September 30, 2002, a decrease of $6.3 million, or 43.2%, from $14.7 million for the same nine month period in 2001. Interest expense on deposits decreased by $336,000 due to a decrease in the average balance of outstanding deposits from the nine month period ended in September of 2002 to the same nine month period in 2001. Interest expense decreased by $6.0 million related to lower rates being paid on deposits. Interest expense on FHLB advances was $7.8 million for the nine month period of 2002, a decrease of $1.4 million, or 15.3%, from $9.2 million for the same period of 2001. Interest expense decreased by $331,000 due to a $8.3 million decrease in the average outstanding advances from the FHLB. The advances were paid off with excess cash made available from prepayments of single family mortgage loans. Interest expense decreased by $1.1 million due to a decrease in the cost of borrowing from the FHLB due to lowering interest rates between the two periods. The average interest rate paid on the average interest-bearing liabilities was 3.46% during the nine months ended September 30, 2002, compared to 4.96% for the same period of 2001.

Net interest margin (net interest income divided by average interest earning assets) for the nine months ended September 30, 2002, was 3.23%, an increase of 26 basis points, compared to 2.97% for the same period of 2001.

Provision for Loan Losses

*The provision for loan losses for the third quarter ended September 30, 2002 was $771,000, an increase of $471,000, or 157.0%, compared to $300,000 for the third quarter of 2001. The provision for loan losses increased primarily due to the $81 million in growth that was experienced in the commercial and consumer loan portfolios between the periods. Commercial and consumer loans generally require a larger provision due to the greater inherent credit risk of these loans.

*The provision for loan losses for the nine months ended September 30, 2002 was $1,801,000, an increase of $1,051,000, or 140.1% compared to $750,000 for the same nine month period ended in 2001. The provision is the result of management's evaluation of the composition of the loan portfolio, the historical level of non-performing loans, increases in loan charge-off experience, and its assessment of the general economic conditions in the geographic area where properties securing the loan portfolio are located such as national and regional unemployment data, local single family construction permits and local economic growth rates. Management's evaluation of probable losses inherent in the loan portfolio revealed conditions that resulted in increasing the 2002 loan loss provision compared to the provision for 2001. This increase was due primarily to the $81 million in growth that was experienced in the commercial and consumer loan portfolios between the end of the third quarter of 2001 and the end of the third quarter of 2002. Commercial and consumer loans generally require a larger provision due to the greater inherent credit risk of these loans. HMN will continue to monitor its allowance for losses and adjust it as conditions dictate. Future economic conditions and other unknown factors will impact the need for future provisions for loan losses. As a result, no assurances can be given that increases in the allowance for loan losses will not be required during future periods.

A reconciliation of HMN's allowance for loan losses is summarized as follows:

	2002	2001

Balance at January 1,	$ 3,783,112	$ 3,143,746
Provision	1,801,000	750,000
Commercial loan charge offs	(577,125)	(347,308)
Consumer loan charge offs	(260,895)	(111,788)
Single family mortgage loan charge offs	(44,408)	0
Recoveries	19,177	1,540

Balance at September 30,	$ 4,720,861	$ 3,436,190

Non-Interest Income

Non-interest income was $1.0 million for the third quarter of 2002, a decrease of $416,000, or 29.2%, from $1.4 million for the third quarter of 2001. Non-interest income decreased by $636,000 due to additional losses on investments in limited partnerships. The value of HMN's investment in a limited partnership that invests in mortgage servicing rights declined during the third quarter of 2002 as a result of lowering interest rates. Generally, as interest rates decline the value of fixed rate mortgage servicing rights decreases and as interest rates rise the value of the mortgage servicing rights increases due to changes in the anticipated cash flows from prepayments on the loans being serviced. This decrease was partially offset by an increase of $306,000 in the gains recognized on the sale of investments and an increase of $71,000 in mortgage servicing fees due to the increased number of loans being serviced.

* This paragraph contains a forward-looking statement(s). Refer to information regarding Forward-looking Information on page 25 of this discussion.

Non-interest income was $4.5 million for the nine months ended September 30, 2002, an increase of $601,000, or 15.6%, from $3.9 million for the same nine month period of 2001. Non-interest income increased by $683,000 due to increased gains recognized on the sale of securities. The increase in securities gains is primarily due to the $610,000 impairment loss recognized in the securities portfolio during the first nine months of 2001. Lower losses on investments in limited partnerships increased non-interest income by $320,000. The lower losses resulted because of a less severe drop in interest rates during the nine-month period of 2002 as compared to the nine-month period of 2001. Mortgage servicing fees increased by $194,000 as a result of servicing more loans. Fees and service charges increased by $81,000 and other income increased by $82,000 from the same period in 2001. These increases were partially offset by a decrease of $758,000 in gain on the sale of loans, which was caused primarily by the phase down of the mortgage banking operation in Brooklyn Park during 2002.

Non-Interest Expense

Non-interest expense was $4.6 million for the third quarter of 2002, an increase of $778,000, or 20.6%, from $3.8 million for the third quarter of 2001. Amortization of mortgage servicing rights increased by $344,000, or 218.2%, due to an increase in the number of serviced loans that prepaid during the period and a valuation reserve of $210,000 established on the existing servicing portfolio because the value of the mortgage servicing rights declined due to lowering interest rates. Occupancy expense increased by $273,000, or 51.7%, due to the costs associated with maintaining four additional facilities including the new corporate office. Data processing expense increased by $34,000, or 14.2%, due to the increased costs of various services offered to customers and the increased number of accounts. Advertising expense increased by $34,000 as a result of an increased focus on advertising.

Non-interest expense was $13.2 million for the nine months ended September 30, 2002 an increase of $1.9 million or 16.5%, from $11.3 for the same nine month period of 2001. Occupancy expense increased by $603,000, or 37.5%, as a result of maintaining four additional facilities including the new corporate headquarters. Data processing increased by $114,000 due to the increased costs of various services offered to customers and the increased number of accounts. Amortization of mortgage servicing rights increased by $391,000, or 79.1%, due to an increase in the number of serviced loans that prepaid during the period and a valuation reserve of $210,000 established on the existing servicing portfolio because the value of the mortgage servicing rights declined due to lowering interest rates. Other expenses increased by $524,000 primarily due to $245,000 of reserves established for losses on merchant and other accounts receivables and additional increases in general and administrative expenses relating to operating additional facilities in 2002.

Income Tax Expense

Income tax expense was $312,200 for the third quarter of 2002, a decrease of $259,000 compared to $571,000 for the third quarter of 2001. Income tax expense was $1.6 million for the nine months ended September 30, 2002, a decrease of $719,000 compared to $2.4 million for the same nine month period of 2001. The decreases in income taxes are primarily due to the Bank reducing its effective income tax rate through the use of certain state tax planning initiatives and a reduction in taxable income.

Non-Performing Assets

The following table sets forth the amounts and categories of non-performing assets in the Bank's portfolio at
September 30, 2002 and December 31, 2001.

	Sept.30,	Dec.31,
(Dollars in Thousands)	2002	2001

Non-Accruing Loans
One-to-four family real estate	$1,810	771
Commercial real estate	167	187
Consumer	279	311
Commercial business	990	890

Total	3,246	2,159

Accruing loans delinquent 90 days or more	118	24
Other assets	936	1,390
Foreclosed and Repossessed Assets
One-to-four family real estate	309	0
Consumer	112	155
Commercial business	0	33

Total non-performing assets	$4,721	$3,761

Total as a percentage of total assets	0.66%	0.52%

Total non-performing loans	$3,364	$2,183

Total as a percentage of total loans receivable, net	0.66%	0.46%

Total non-performing assets at September 30, 2002 were $4,721,000, an increase of $959,000, from $3,761,000 at December 31, 2001. The increase in non-performing assets relates primarily to an increase of $1.0 million in non-accruing single-family loans primarily due to the phase down of the mortgage banking operation in Brooklyn Park.

Dividends

On October 22, 2002 HMN declared a cash dividend of $0.18 per share, payable on December 11, 2002 to shareholders of record on November 22, 2002.

During 2002, HMN has declared and paid dividends as follows:

Record date	Payable date	Dividend per share	Dividend Payout Ratio

February 21, 2002	March 7, 2002	$0.14	100.0%
May 23, 2002	June 10, 2002	$0.18	36.0%
August 27, 2002	September 10, 2002	$0.18	56.3%

The annualized dividend payout ratio for the past four quarters, ending with the December 11, 2002 payment will be 57.6%.

The declaration of dividends are subject to, among other things, HMN's financial condition and results of operations, the Bank's compliance with its regulatory capital requirements, including the fully phased-in capital requirements, tax considerations, industry standards, economic conditions, regulatory restrictions, general business practices and other factors.

Liquidity
For the nine months ended September 30, 2002, the net cash provided by operating activities was $63.9 million. HMN collected $18.0 million from the sale of securities, $34.0 million from principal repayments and the maturity of securities and $52,000 in proceeds from the sale of real estate. It purchased premises and equipment of $3.7 million, purchased securities available for sale of $40.1 million and net loans receivable increased by $42.3 million due to loan growth primarily in the commercial and consumer loan areas. HMN had a net increase in deposit balances of $321,000 for the nine month period. It paid out $3.5 million and $138,000 on advance payments from borrowers for taxes and insurance. HMN received $635,000 related to the exercise of stock options, purchased $659,000 of its own stock, and paid $1,886,000 in dividends to its shareholders.

*HMN has certificates of deposits with outstanding balances of $134.3 million that come due over the next 12 months. Based upon past experience management anticipates that the majority of the deposits will renew for another term. HMN believes that deposits that do not renew will be replaced with deposits from other customers or brokers, or funded with advances from the FHLB, or will be funded through the sale of securities. Management does not anticipate that it will have a liquidity problem due to maturing deposits.

*HMN has $105 million of FHLB advances which mature after September 30, 2003 but have call features that can be exercised by the FHLB during the next 12 months. If the call features are exercised HMN has the option of requesting any advance otherwise available to it pursuant to the Credit Policy of the FHLB. HMN also has $60.0 million of FHLB advances which will mature during the next 12 months. Since HMN has the ability to request another advance to replace the advance that is being called or is maturing, management does not anticipate that it will have a liquidity problem due to advances being called by the FHLB during the next 12 month period.

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

*HMN utilizes a model which uses the discounted cash flows from its interest-earning assets and its interest-bearing liabilities to calculate the current market value of those assets and liabilities. The model also calculates the changes in market value of the interest-earning assets and interest-bearing liabilities due to different interest rate changes. HMN believes that over the next twelve months interest rates could conceivably fluctuate in a range of 200 basis points up or 100 basis points down from where the interest rates were at September 30, 2002. HMN does not have a trading portfolio. The following table discloses the projected changes in market value to HMN's interest-earning assets and interest-bearing liabilities based upon incremental 100 basis point changes in interest rates from interest rates in effect on September 30, 2002.

* This paragraph contains a forward-looking statement(s). Refer to information regarding Forward-looking Information on page 25 of this discussion.

Other than trading portfolio	Market Value
(Dollars in thousands) Basis point change in interest rates	-100	0	+100	+200

Cash equivalents	$48,021	47,983	47,945	47,907
Securities available for sale:
Fixed-rate CMOs	9,666	9,634	9,178	8,651
Variable-rate CMOs	49,436	49,539	49,850	49,147
Fixed-rate available for sale mortgage-backed and related securities	2,182	2,135	2,076	2,012
Variable-rate available for sale mortgage- backed and related securities	574	575	572	570
Fixed-rate available for sale other marketable securities	47,399	46,701	45,215	44,166
Variable-rate available for sale other marketable securities	111	110	105	105
Federal Home Loan Bank stock	11,892	11,878	11,864	11,851
Fixed-rate loans held for sale	15,225	14,381	14,219	14,003
Loans receivable, net:
Fixed-rate real estate loans	224,624	220,668	214,885	208,648
Variable-rate real estate loans	127,748	125,433	122,993	120,957
Fixed-rate other loans	80,815	79,926	78,183	76,652
Variable-rate other loans	113,240	111,765	108,388	106,023
Mortgage servicing rights, net	1,224	2,251	3,657	4,112
Investment in limited partnerships	991	1,319	1,653	1,775

Total market risk sensitive assets	733,148	724,298	710,783	696,579

NOW deposits	62,790	62,790	62,790	62,790
Passbook deposits	40,671	40,671	40,671	40,671
Money market deposits	47,741	47,741	47,741	47,741
Certificate deposits	277,914	274,130	270,437	266,831
Fixed-rate Federal Home Loan Bank advances	200,761	193,236	186,110	182,276
Variable-rate Federal Home Loan Bank advances	33,958	33,874	33,834	33,794

Total market risk sensitive liabilities	663,835	652,442	641,583	634,103

Off-balance sheet financial instruments:
Commitments to extend credit	1,580	0	(1,580)	(2,257)
Commitments to sell or deliver loans	(1,580)	0	1,580	1,499

Net market risk	$69,313	71,856	69,200	63,234

Percentage change from current market value	(3.54)%	0.00%	(3.70)%	(12.00)%

The preceding table was prepared utilizing the following assumptions (the "Model Assumptions") regarding prepayment and decay ratios which were determined by management based upon their review of historical prepayment speeds and future prepayment projections. Fixed rate loans were assumed to prepay at annual rates of between 6% to 46%, depending on the note rate and the period to maturity. Adjustable rate mortgages ("ARMs") were assumed to prepay at annual rates of between 11% and 27%, depending on the note rate and the period to maturity. Growing Equity Mortgage (GEM) loans were assumed to prepay at annual rates of between 6% and 46% depending on the note rate and the period to maturity. Mortgage-backed securities and Collateralized Mortgage Obligations (CMOs) were projected to have prepayments based upon the underlying collateral securing the instrument and the related cash flow priority of the CMO tranche owned. Certificate accounts were assumed not to be withdrawn until maturity. Passbook and money market accounts were assumed to decay at an annual rate of 20%. FHLB advances were projected to be called at the first call date where the projected interest rate on similar remaining term advances exceeded the interest rate on HMN's callable advance.

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

Asset/Liability Management

*HMN's management reviews the impact that changing interest rates will have on its net interest income projected for the twelve months following September 30, 2002 to determine if its current level of interest rate risk is acceptable. The following table projects the estimated annual impact on net interest income of immediate interest rate changes called rate shocks.

Rate Shock	Net Interest	Percentage
in Basis Points	Income	Change

+200	24,252,000	10.47%
+100	23,587,000	7.44%
0	21,954,000	0.00%
-100	19,428,000	-11.51%

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

Provision for Loan Losses

The provision for loan losses for the third quarter ended September 30, 2002 was $771,000, an increase of $471,000, or 157.0%, compared to $300,000 for the third quarter of 2001. The provision for loan losses increased primarily due to the $81 million in growth that was experienced in the commercial and consumer loan portfolios between the periods. Commercial and consumer loans generally require a larger provision due to the greater inherent credit risk of these loans.

The provision for loan losses for the nine months ended September 30, 2002 was $1,801,000, an increase of $1,051,000, or 140.1% compared to $750,000 for the same nine month period ended in 2001. The provision is the result of management's evaluation of the composition of the loan portfolio, the historical level of non-performing loans, increases in loan charge-off experience, and its assessment of the general economic conditions in the geographic area where properties securing the loan portfolio are located such as national and regional unemployment data, local single family construction permits and local economic growth rates. Management's evaluation of probable losses inherent in the loan portfolio revealed conditions that resulted in increasing the 2002 loan loss provision compared to the provision for 2001. This increase was due primarily to the $81 million in growth that was experienced in the commercial and consumer loan portfolios. Commercial and consumer loans generally require a larger provision due to the greater inherent credit risk of these loans. HMN will continue to monitor its allowance for losses and adjust it as conditions dictate. Future economic conditions and other unknown factors will impact the need for future provisions for loan losses. As a result, no assurances can be given that increases in the allowance for loan losses will not be required during future periods.

Liquidity

HMN has certificates of deposits with outstanding balances of $134.3 million that come due over the next 12 months. Based upon past experience management anticipates that the majority of the deposits will renew for another term. HMN believes that deposits that do not renew will be replaced with deposits from other customers or brokers, or funded with advances from the FHLB, or will be funded through the sale of securities. Management does not anticipate that it will have a liquidity problem due to maturing deposits.

HMN has $105 million of FHLB advances which mature after September 30, 2003 but have call features that can be exercised by the FHLB during the next 12 months. If the call features are exercised HMN has the option of requesting any advance otherwise available to it pursuant to the Credit Policy of the FHLB. HMN also has $60.0 million of FHLB advances which will mature during the next 12 months. Since HMN has the ability to request another advance to replace the advance that is being called or is maturing, management does not anticipate that it will have a liquidity problem due to advances being called by the FHLB during the next 12 month period.

Market Risk

HMN utilizes a model which uses the discounted cash flows from its interest-earning assets and its interest-bearing liabilities to calculate the current market value of those assets and liabilities. The model also calculates the changes in market value of the interest-earning assets and interest-bearing liabilities due to different interest rate changes. HMN believes that over the next twelve months interest rates could conceivably fluctuate in a range of 200 basis points up or 100 basis points down from where the interest rates were at September 30, 2002. HMN does not have a trading portfolio. The following table discloses the projected changes in market value to HMN's interest-earning assets and interest-bearing liabilities based upon incremental 100 basis point changes in interest rates from interest rates in effect on September 30, 2002.

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

Asset/Liability Management

HMN's management reviews the impact that changing interest rates will have on its net interest income projected for the twelve months following September 30, 2002 to determine if its current level of interest rate risk is acceptable. The table in the asset/liability section projects the estimated annual impact on net interest income of immediate interest rate changes called rate shocks.

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

Item 4: Controls and Procedures
Evaluation of disclosure controls and procedures. The Company's principal executive officer and its principal financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) on November 7, 2002, have concluded that, as of such date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company's internal controls. As a result, no corrective actions were required or undertaken.

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

HMN FINANCIAL, INC.
Registrant

Date: November 13, 2002	/s/ Michael McNeil
Michael McNeil,
President/Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2002	/s/ Timothy P. Johnson
Timothy P. Johnson,
Chief Financial Officer
(Principal Financial Officer)

CERTIFICATIONS

I, Michael McNeil, President and Chief Executive Officer, certify that:

1.      I have reviewed this quarterly report on Form 10-Q of HMN Financial, Inc.

2.      Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.      Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.      The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exhange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.      The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.      The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002                    By /s/ Michael McNeil

                                                            President/Chief Executive Officer

CERTIFICATIONS

I, Timothy P. Johnson, Treasurer and Chief Financial Officer, certify that:

1.      I have reviewed this quarterly report on Form 10-Q of HMN Financial, Inc.

2.      Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.      Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.      The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exhange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.      The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.       The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002                     By /s/ Timothy P. Johnson

                                                            Treasurer and Chief Financial Officer

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