Form 10-K
period 2002-12-31
HMN FINANCIAL INC
filed 2003-03-25
CIK 921183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [ No Fee Required]

For the fiscal year ended December 31, 2002
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from to .

Commission file number 0-24100.

HMN FINANCIAL, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	41-1777397
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1016 Civic Center Drive Northwest PO Box 6057 Rochester, Minnesota	55903-6057
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(507) 535-1200

Securities Registered Pursuant to Section 12(b) of the Act:    None

Securities Registered Pursuant to Section 12(g) of the Act:   Common Stock, par value $.01 per share  (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.   YES ☒ NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best or registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.   YES ☐ NO ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 28, 2002 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $63.9 million computed by reference to the average high and low prices of $19.01 on such date as reported on Nasdaq National Market.   (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

As of February 25, 2003, the Registrant had issued and outstanding 4,343,206 shares of the Registrant’s Common Stock.

Our Internet website is http://www.hmnf.com and you may access, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Registrant’s Annual Report for the year ended December 31, 2002, are incorporated by reference in Parts I, II and IV of this Form 10-K. Parts of the Registrant’s Proxy Statement dated March 21, 2003, are incorporated by reference in Part III of this Form 10-K.

TABLE OF CONTENTS

PART I

Item 1.	Business
General
Market Area
Lending Activities
Origination, Purchases and Sales of Mortgage-Backed and Related Securities
Classified Assets and Delinquencies
Investment Activities
Sources of Funds
Other Information
Service Corporations of the Bank
Competition
Other Corporations Owned by HMN
Employees
Regulation and Supervision
Forward-looking Information
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosure About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management
Item 13.	Certain Relationships and Related Transactions
Item 14.	Controls and Procedures

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K
Signatures
Certifications
Index to Exhibits

PART I

ITEM 1.  BUSINESS

General

HMN Financial, Inc. (HMN or the Corporation), is the holding company of Home Federal Savings Bank (Home Federal or the Bank), which is a federally chartered stock savings bank that has a community banking philosophy and operates twelve full service retail banking facilities in Minnesota and Iowa. The Bank also provides highly personalized financial services to a select group of individuals and businesses from Eagle Crest Capital Bank, a division of Home Federal Savings Bank, in Edina, Minnesota.  HMN was incorporated under the laws of the State of Delaware in 1994 for the purpose of becoming a savings and loan holding company of the Bank.  The Bank has two wholly owned subsidiaries, Osterud Insurance Agency, Inc. (OAI) which offers financial planning products and services and Home Federal Holding, Inc. (HFH) which is the holding company for Home Federal REIT, Inc. (HFREIT) which invests in real estate loans acquired from the Bank.  HMN has another wholly owned subsidiary, Security Finance Corporation (SFC) which acts as an intermediary for the Bank in transacting like kind property exchanges for Bank customers.   The Bank has a 51% owned subsidiary, Home Federal Mortgage Services, LLC (HFMS), which was a mortgage banking and mortgage brokerage business located in Brooklyn Park, Minnesota.  HFMS’s brokerage and production activity stopped during the third quarter of 2002 and the Bank assumed responsibility for certain components of HFMS.  The remaining assets of HFMS, consisting primarily of single family mortgage loans, are in the process of being liquidated.

The Company’s financial statements identify the Bank and HFMS as reportable operating segments. In addition, HFMS has been segmented further into mortgage servicing rights and mortgage banking activities. The information on pages 47 - 48 of the Company’s annual report is incorporated herein by reference.

As a community-oriented financial institution, HMN seeks to serve the financial needs of communities in its market area.  HMN’s business involves attracting deposits from the general public and businesses and using such deposits to originate or purchase one-to-four family residential, commercial real estate, and multi-family mortgage loans in addition to consumer, construction, and commercial business loans.  HMN also provides highly personalized services to a diverse high net worth customer base through Eagle Crest Capital Bank, a division of Home Federal Savings Bank.  HMN also invests in mortgage-backed and related securities, investment securities (consisting primarily of U.S. government and government agency obligations) and other permissible investments.  The executive offices of HMN are located at 1016 Civic Center Drive Northwest, PO Box 6057, Rochester, Minnesota 55903-6057.  Its telephone number at that address is (507) 535-1200.

Market Area

HMN serves the southern Minnesota counties of Fillmore, Freeborn, Houston, Mower, Olmsted and Winona and portions of Steele, Dodge, Goodhue and Wabasha through its corporate office located in Rochester, Minnesota and its ten branch offices located in Albert Lea, Austin, LaCrescent, Rochester, Spring Valley and Winona, Minnesota. The portion of HMN’s southern Minnesota market area consisting of Rochester and the contiguous communities is composed of primarily urban and suburban communities, while the balance of HMN’s southern Minnesota market area consists primarily of rural areas and small towns.  Primary industries in HMN’s southern Minnesota market area include manufacturing, agriculture, health care, wholesale and retail trade, service industries and education. Major employers include IBM, Mayo Clinic, Hormel, a food processing company, and various small industrial and other companies. HMN’s market area is also the home of Winona State University, Rochester Community and Technical College, University of Minnesota - Rochester Center, Winona State University - Rochester Center and Austin’s Riverland Community College.

HMN serves the Iowa counties of Marshall and Tama through its branch offices located in Marshalltown and Toledo. Major industries in the area are Swift & Company - pork processors, Fisher Controls International - valve and regulator manufacturing, Lennox Industries - furnace and air conditioner manufacturing, Iowa Veterans Home - hospital care, Marshall Community School District - education, Marshall Medical & Surgical Center - hospital care and Meskwaki Casino - gaming operations.

Based upon information obtained from the U.S. Census Bureau for 2001, the population of the six primary counties in the Bank’s southern Minnesota market area was as follows:  Fillmore - 21,296; Freeborn - 32,300; Houston - 19,940; Mower - 38,631; Olmsted - 126,275; and Winona - 49,588. The median household income for these six counties ranged from approximately $36,651 to $51,316.

Based upon information obtained from the U.S. Census Bureau for 2001, the population of Marshall County was 39,438 and the population of Tama County was 18,045. The median household income of these two counties ranged from approximately $37,419 to $38,268.

HMN also serves a diverse high net worth customer base primarily in the seven county metropolitan area of Minneapolis and St. Paul from Eagle Crest Capital Bank, a division of Home Federal Savings Bank, located in Edina, Minnesota.

Lending Activities

General.  Historically, HMN originated 30-year, fixed-rate mortgage loans secured by one-to-four family residences.  Over the past twenty years, in order to reduce its vulnerability to changes in interest rates, HMN has emphasized the origination or purchase of loans for the loan portfolio which have shorter terms to maturity such as 15 year, fixed rate residential loans and Graduated Equity Mortgages (GEMs) which fully amortize in 15 to 20 years. HMN has also emphasized the origination or purchase of Adjustable Rate Mortgage loans (ARMs) for portfolios which have interest rates that are fixed for an initial period of one, three or five years and then generally adjust annually, thereafter, based upon a treasury interest rate index plus a certain margin, subject to annual and lifetime rate adjustment limits.  During 2002 and 2001 HMN sold the majority of the fixed rate one-to-four family mortgage loan originations in order to reduce its interest rate risk. Over the past five years, HMN has actively pursued commercial real estate and other commercial business loans to small and medium sized businesses.  HMN also offers a competitive array of consumer loan products which include both open lines and closed ended home equity loans as well as other consumer loans. The home equity line of credit has an adjustable interest rate based upon the Wall Street Journal prime rate plus a margin. Refer to Notes 1 and 4 of the Notes to Consolidated Financial Statements in the Annual Report for more information on the loan portfolio.

The following table shows the composition of HMN’s loan portfolio by fixed and adjustable-rate loans as of December 31:

	2002		2001		2000		1999		1998
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Fixed-Rate Loans
Real Estate:
One-to-four family
GEM	$17,394	3.18%	$30,727	6.38%	$47,811	9.08%	$51,309	10.56%	$56,211	12.20%
Other	74,510	13.63	110,619	22.97	158,083	30.03	187,796	38.66	227,790	49.43
Total one-to-four family	91,904	16.81	141,346	29.35	205,894	39.11	239,105	49.22	284,001	61.63
Multi-family	6,588	1.20	7,644	1.59	7,099	1.35	7,475	1.54	3,432	0.74
GEM	65	0.01	68	0.01	71	0.01	74	0.02	77	0.02
Commercial	51,674	9.45	29,756	6.18	27,743	5.27	27,801	5.72	17,768	3.86
Construction or development	17,733	3.24	15,542	3.22	2,126	0.40	5,011	1.03	9,366	2.03
Total fixed-rate real estate loans	167,964	30.71	194,356	40.35	242,933	46.14	279,466	57.53	314,644	68.28
Consumer loans:
Savings	534	0.10	594	0.12	695	0.13	733	0.15	994	0.22
Automobile	11,062	2.02	6,624	1.38	6,363	1.21	4,532	0.93	2,897	0.63
Home equity	21,049	3.85	26,300	5.46	27,832	5.29	16,962	3.49	9,384	2.04
Mobile home	4,534	0.83	5,456	1.13	4,921	0.94	791	0.16	58	0.01
Other	4,080	0.75	4,093	0.85	3,650	0.69	2,311	0.48	1,553	0.33
Total consumer loans	41,259	7.55	43,067	8.94	43,461	8.26	25,329	5.21	14,886	3.23
Commercial business loans	47,383	8.67	37,123	7.71	27,821	5.28	18,936	3.90	10,157	2.20
Total other loans	88,642	16.22	80,190	16.65	71,282	13.54	44,265	9.11	25,043	5.43
Total fixed-rate loans	256,606	46.93	274,546	57.00	314,215	59.68	323,731	66.64	339,687	73.71
Adjustable-Rate Loans
Real estate:
One-to-four family	59,662	10.91	74,102	15.38	106,994	20.32	105,569	21.73	81,495	17.68
Multi-family	9,113	1.67	6,657	1.38	4,920	0.93	724	0.15	1,210	0.26
Commercial	78,885	14.43	41,012	8.52	33,911	6.44	16,309	3.36	11,222	2.44
Construction or development	43,602	7.97	31,435	6.53	18,055	3.44	11,035	2.27	5,789	1.26
Total adjustable-rate real estate loans	191,262	34.98	153,206	31.81	163,910	31.13	133,637	27.51	99,716	21.64
Consumer (home equity and other)	55,162	10.09	36,064	7.49	27,435	5.21	22,907	4.72	19,914	4.32
Commercial business loans	43,736	8.00	17,817	3.70	20,939	3.98	5,499	1.13	1,538	0.33
Total adjustable-rate loans	290,160	53.07	207,087	43.00	212,284	40.32	162,043	33.36	121,168	26.29
Total loans	546,766	100.00	481,633	100.00	526,499	100.00	485,774	100.00	460,855	100.00
Less
Loans in process	6,826		4,692		2,953		2,771		7,997
Unamortized discounts	142		278		289		297		414
Net deferred loan fees	1,068		1,212		1,348		1,537		1,948
Allowance for losses on loans	4,824		3,783		3,144		3,273		3,041
Total loans receivable, net	$533,906		$471,668		$518,765		$477,896		$447,455

The following table illustrates the interest rate sensitivity of HMN’s loan portfolio at December 31, 2002. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. Scheduled repayments of principal are reflected in the year in which they are scheduled to be paid.

	Real Estate
	One-to-four family		Multi-family and Commercial		Construction		Consumer		Commercial Business		Total
Due During Years Ending December 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate

2003(1)	$12,475	7.21%	$17,029	6.28%	$16,977	6.53%	$16,428	8.25%	$42,716	6.23%	$105,625	6.71%
2004	9,295	7.04	13,096	6.77	3,976	6.81	10,950	7.68	11,295	6.83	48,613	7.04
2005	8,982	6.98	21,778	7.21	7,261	7.37	14,196	7.53	14,782	6.70	66,999	7.15
2006 through 2007	18,107	6.95	24,902	7.45	3,345	7.29	21,849	7.70	10,144	7.18	78,347	7.36
2008 through 2012	36,633	6.79	51,895	7.40	10,052	6.94	31,144	7.18	9,481	6.84	139,204	7.12
2013 through 2027	57,990	6.70	17,625	7.37	18,336	5.75	1,854	10.45	2,701	6.22	98,506	6.70
2028 and following	8,084	6.70	0	0.00	1,388	5.86	0	0.00	0	0.00	9,472	6.58
	$151,566		$146,325		$61,335		$96,421		$91,119		$546,766

(1)           Includes demand loans, loans having no stated maturity and overdraft loans.

The total amount of loans due after December 31, 2003 which have predetermined interest rates is $233.7 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $207.4 million.

At December 31, 2002 construction or development loans for one-to-four family dwellings totaled $23.1 million, multi-family totaled $14.1 million, and non-residential totaled $24.1 million.

Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”), the aggregate amount of loans that the Bank is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a “readily ascertainable” value or 30% for certain residential development loans).  At December 31, 2002, based upon the 15% limitation, the Bank’s regulatory limit for loans-to-one borrower was approximately $9.5 million. At December 31, 2002, the dollar amount of outstanding loans to two borrowers or groups of related borrowers exceeded this amount, but some of the loans included in these loan totals are exempt from the lending limit due to the “Direct Benefit and Common Enterprise Rules”.  The total loans outstanding to these borrowers at December 31, 2002 were $16.3 million and $10.9 million, respectively.  The amounts outstanding, excluding those loans that were exempt from the loans to one borrower limits because of the “Direct Benefit and Common Enterprise Rules”, were $9.2 million and $6.9 million, respectively.  The largest borrowing relationship is secured by a theater complex and other commercial real estate located in Rochester, Minnesota.  The borrowing relationship was performing in accordance with its terms at December 31, 2002.

All of the Bank’s lending is subject to its written underwriting standards and to loan origination procedures. Decisions on loan applications are made on the basis of detailed applications and property valuations (consistent with the Bank’s appraisal policy) by an independent appraiser. The loan applications are designed primarily to determine the borrower’s ability to repay. The more significant items on the application are verified through use of credit reports, financial statements, tax returns and/or confirmations. The Bank also offers the Home Credit Plus Program which relies on the credit score of the loan applicant instead of income, asset and employment verification procedures.  The Bank also offers low or alternative documentation underwriting procedures which conform to FNMA underwriting guidelines.

The Bank’s Mortgage and Consumer Loan Committee is responsible for review and approval of all loans over the FHLMC/FNMA conforming loan dollar limits (the Limit) originated by the Bank which are not sold in the secondary loan market. The Limit was $300,700 for 2002 and $275,000 for 2001.  Approval of one member of the Loan Committee was obtained on all loans above the Limit.

The Bank’s Commercial Loan Committee is responsible for reviewing and approving commercial loans which range from $500,000 to $4.0 million. The Bank’s commercial loan officers have the authority to approve loans which meet the guidelines established by the commercial loan policy for loans less than $500,000.  Loans of $4.0 million or more must be approved by the Board of Directors or its Executive Commercial Loan Committee.

Generally, the Bank requires title insurance on its mortgage loans as well as fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property. The Bank also requires flood insurance to protect the property securing its interest when the property is located in a flood plain.

One-to-Four Family Residential Real Estate Lending.  At December 31, 2002 HMN’s one-to-four family real estate loans, consisting of both fixed rate and adjustable rate loans, totaled $151.6 million, a decline of $63.8 million compared to $215.4 million at December 31, 2001, compared to $312.9 million at December 31, 2000, compared to $344.7 million at December 31, 1999, compared to $365.5 million at December 31, 1998.   During 2002 and 2001 loan prepayments increased as a result of the low interest rate environment and many loans that were in the loan portfolio were refinanced and sold to FNMA.  In order to reduce its interest rate risk the Bank sold 80% of all one-to-four family loans originated during 2000. The Bank converted $11.1 million of one-to-four family loans into mortgage-backed securities and transferred the securities into the securities available for sale portfolio.  The Bank also sold another $5.1 million of one-to-four family loans from the loan portfolio.  The impact of the loan securitization and sales when coupled with principal repayments caused the one-to-four family loan portfolio to decline by $31.8 million during 2000.  During 1999 the Bank sold 62% of all one-to-four family mortgage loans originated or refinanced. It converted $6.9 million of one-to-four family loans into mortgage-backed securities (securitization) and transferred the securities into the securities available for sale portfolio.  The Bank also sold another $10.2 million of one-to-four family loans from the loan portfolio. The impact of the loan securitization and sales when coupled with the principal repayments caused the one-to-four family loan portfolio to decline by $20.8 million during 1999.

Fixed rate loans in HMN’s portfolio include both GEM loans and conventional fixed-rate loans.  The GEM loans require payments which increase after the first year. Under the GEM loans, the monthly payments required for the first year are established based on a 30-year amortization schedule.  Depending upon the program selected, the payments may increase in the succeeding years by amounts ranging from 0% to 6.2%. Most of the GEM loans originated by HMN provide for at least three annual payment increases over the first five years of the loan. The increased payments required under GEM loans are applied to principal and have the effect of shortening the term to maturity; the GEM loans do not permit negative amortization. HMN currently offers one GEM product with a contractual maturity of approximately 15 years. The GEMs are generally priced based upon loans with similar contractual maturities. The GEMs are popular with consumers who anticipate future increases in income and who desire an amortization schedule of less than 30 years.  At December 31, 2002, HMN had $17.4 million of one-to-four family GEM loans, a decrease of $13.3 million from $30.7 million at December 31, 2001, compared to $47.8 million at December 31, 2000, compared to $51.3 million at December 31, 1999, and $56.2 million at December 31, 1998.

HMN offers conventional fixed-rate one-to-four family loans that have maximum terms of up to 30 years. HMN generally sells the majority of new loan originations or refinances with fixed rates and terms to maturity ranging from 15 years to 30 years that are eligible for sale in the secondary market. The interest rates charged on the fixed-rate loan products are generally set based on the FNMA delivery rates, as well as other competitive factors.  At December 31, 2002, HMN had $74.5 million of fixed rate one-to-four family mortgage loans, a decrease of $36.1 million compared to $110.6 million at December 31, 2001, compared to $158.1 million at December 31, 2000, compared to $187.8 million at December 31, 1999, and $227.8 million at December 31, 1998.

HMN also offers one-year ARMs at a margin (generally 275 to 375 basis points) over the yield on the Average Monthly One Year U.S. Treasury Constant Maturity Index for terms of up to 30 years. The ARM loans currently offered by HMN allow the borrower to select (subject to pricing) an initial period of one year, three years, or five years between the loan origination and the date the first interest rate change occurs.  Generally, the ARMs provide for up to a 200 basis point annual interest rate change cap and a lifetime cap 600 basis points over or under the initial rate. Initial interest rates offered on the ARM loans during 2002 ranged from 100 basis points below the fully indexed loan rate to 100 basis points over the fully indexed loan rate. All borrowers are qualified for the loan at the fully indexed rate. HMN’s originated ARMs do not permit negative amortization of principal, generally do not contain prepayment penalties and generally are not convertible into fixed-rate loans.   In the past, the Bank offered one-year ARMs with a margin of 200 to 235 basis points over a specified index and an average annual cap of 145 basis points. At December 31, 2002 the one-to-four family ARMs totaled $59.7 million a decrease of $14.4 million compared to $74.1 million at December 31, 2001, compared to $107.0 million at December 31, 2000, compared to $105.6 million at December 31, 1999, and $81.5 million at December 31, 1998.

HMN has also originated a limited number of fixed-rate loans with terms up to 30 years which are insured by the Federal Housing Authority (FHA), Veterans Administration (VA) and Minnesota Home Finance Administration (MHFA).

In underwriting one-to-four family residential real estate loans, HMN evaluates the borrower’s credit history, ability to make principal, interest and escrow payments, and the value of the property that will secure the loan and debt to income ratios. Properties securing one-to-four family residential real estate loans made by HMN are appraised by independent fee appraisers. HMN originates residential mortgage loans with loan-to-value ratios of up to 95% for owner-occupied homes and up to 70% for non-owner occupied homes; however, private mortgage insurance is generally required to reduce HMN’s exposure to 80% or less on most loans.  HMN generally seeks to underwrite its loans in accordance with secondary market standards.

HMN’s residential mortgage loans customarily include due-on-sale clauses giving it the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the property subject to the mortgage.

Commercial Real Estate and Multi-Family Lending.   HMN originates permanent commercial real estate and multi-family loans secured by properties located primarily in its market area. It also purchases commercial real estate and multi-family loans originated by third parties on properties outside of its market area.  Commercial real estate loans totaled $130.6 million at December 31, 2002, an increase of $59.8 million from $70.8 million at December 31, 2001, compared to $61.7 million at December 31, 2000, compared to $43.9 million at December 31, 1999, and $29.0 million at December 31, 1998. Multi-family loans totaled $15.8 million at December 31, 2002, an increase of $1.4 million from $14.4 million at December 31, 2001, compared to $12.1 million at December 31, 2000, compared to $8.5 million at December 31, 1999 and $4.7 million at December 31, 1998.

The commercial real estate and multi-family loan portfolio includes loans secured by motels, hotels, apartment buildings, churches, small office buildings, small business facilities, shopping malls, nursing homes, golf courses, warehouses and other non-residential building properties primarily located in the upper midwestern United States.

Permanent commercial real estate and multi-family loans are generally originated for a maximum term of 10-15 years and may have longer amortization periods with balloon maturity features. The interest rates may be fixed for the term of the loan or have adjustable features which are tied to prime or a published index.  Commercial real estate and multi-family loans are generally written in amounts of up to 75% to 80% of the lesser of the appraised value of the property or the purchase price and generally have a debt service coverage ratio of at least 120%. The debt service coverage is the ratio of net cash from operations before payment of debt to debt service. HMN may originate construction loans secured by commercial or multi-family real estate, or may purchase participation interests in third party originated construction loans secured by commercial or multi-family real estate.

Appraisals on commercial real estate and multi-family real estate properties are performed by independent appraisers prior to the time the loan is made.  For transactions less than $250,000, HMN may use an internal valuation.  All appraisals on commercial and multi-family real estate are reviewed and approved by a commercial loan officer, credit manager or commercial department manager, or a qualified third party.  The Bank’s underwriting procedures require verification of the borrower’s credit history, income and financial statements, banking relationships and income projections for the property. All commercial real estate and multi-family loans over $500,000 must be approved by a majority of the commercial loan committee prior to closing.  For commercial real estate and multi-family loans under $500,000, two authorized loan officers are required to approve the loan.  The commercial loan policy generally requires personal guarantees from the proposed borrowers.  An initial on-site inspection is generally required for all collateral properties for loans with balances in excess of $250,000.  Independent annual reviews are performed for aggregate commercial lending relationships that exceed $500,000.  The reviews cover financial performance, documentation completeness and accuracy of loan risk ratings.

At December 31, 2002, HMN’s two largest commercial real estate loans totaled $7.4 million and $6.6 million.  The first loan is secured by a theater complex in Rochester, Minnesota and the second loan is secured by a shopping mall in Winona, Minnesota. Both of these loans were performing at December 31, 2002.

Multi-family and commercial real estate loans generally present a higher level of risk than loans secured by one-to-four family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans.  Furthermore, the repayment of loans secured by multi-family and commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower’s ability to repay the loan may be impaired. At December 31, 2002, $1.9 million of loans in the commercial real estate portfolio were nonperforming. There can be no assurance that delinquencies will not increase in the future.

Construction Lending.  HMN makes construction loans to individuals for the construction of their residences and to builders for the construction of one-to-four family residences. It also makes a limited number of loans to builders for houses built on speculation.  Construction loans also include commercial real estate loans.  HMN had $61.3 million of construction loans outstanding at December 31, 2002, an increase of $14.3 million from $47.0 million at December 31, 2001, compared to $20.2 million at December 31, 2000, $16.0 million at December 31, 1999 and $15.2 million at December 31, 1998.

Almost all loans to individuals for the construction of their residences are structured as permanent loans.  Such loans are made on the same terms as residential loans, except that during the construction phase, which typically lasts up to seven months, the borrower pays interest only. Generally, the borrower also pays a construction fee at the time of origination equal to the origination fee plus other costs associated with processing the loans. Residential construction loans are underwritten pursuant to the same guidelines used for originating residential loans on existing properties.

Construction loans to builders or developers of one-to-four family residences generally carry terms of 1 year. Such loans may permit the payment of interest from loan proceeds.

Construction loans to owner occupants are generally made in amounts of up to 95% of the lesser of cost or appraised value, but no more than 85% of the loan proceeds can be disbursed until the building is completed. The loan-to-value ratios on loans to builders are generally limited to 80%. Prior to making a commitment to fund a construction loan, HMN requires a valuation of the property and financial data and verification of the borrower’s income. HMN obtains personal guarantees for substantially all of its construction loans to builders.  Personal financial statements of guarantors are also obtained as part of the loan underwriting process. Generally construction loans have been located in HMN’s market area.

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

At December 31, 2002 construction real estate loans totaled $61.3 million of which one-to-four family residential loans totaled $23.1 million, multi-family residential totaled $14.1 million and construction on commercial real estate totaled $24.1 million.

The nature of construction loans is such that they are more difficult to evaluate and monitor.  The risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value upon completion of the project and the estimated cost (including interest) of the project. If the estimate of value proves to be inaccurate, HMN may be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment and/or the possibility of having to make substantial investments to complete and sell the project.  Because defaults in repayment may not occur during the construction period it may be difficult to identify problem loans at an early stage.  In such cases, HMN may be required to modify the terms of the loan.

Consumer Lending.  HMN originates a variety of consumer loans, including home equity loans (open-end and closed-end), automobile, home improvement, mobile home, deposit account and other loans for household and personal purposes. At December 31, 2002, consumer loans totaled $96.4 million, an increase of $17.3 million from $79.1 million at December 31, 2001, compared to $70.9 million at December 31, 2000, compared to $48.2 million at December 31, 1999, and $34.8 million at December 31, 1998.

Consumer loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower. HMN’s consumer loans are made at fixed and adjustable interest rates, with terms of up to 20 years for secured loans and up to three years for unsecured loans.

HMN’s home equity loans are written so that the total commitment amount, when combined with the balance of any other outstanding mortgage liens, may not exceed 100% of the appraised value of the property.  The closed-end home equity loans are written with fixed- or adjustable-rates with terms of up to 15 years.  The open-end home equity lines are written with an adjustable rate with terms of up to 20 years, a 10 year draw period which requires “interest only” payments and a 10 year repayment period which fully amortizes the outstanding balance.  The consumer may access the open-end home equity line either by making a withdrawal at the Bank or writing a check on the home equity line of credit account. HMN’s closed-end home equity loans totaled $23.8 million at December 31, 2002, a decrease of $2.6 million from $26.4 million at December 31, 2001, compared to  $28.1 million at December 31, 2000, compared to $17.3 million at December 31, 1999, and $9.6 million at December 31, 1998.   HMN’s open-end home equity lines totaled $52.1 million at December 31, 2002, an increase of $16.4 million from $35.7 million at December 31, 2001, compared to $26.9 million at December 31, 2000, compared to $22.4 million at December 31, 1999, and $19.5 million at December 31, 1998.

The underwriting standards employed by the Bank for consumer loans include a determination of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount. Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles or mobile homes. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At December 31, 2002, $495,000 of the consumer loan portfolio was non-performing. There can be no assurance that delinquencies will not increase in the future.

Commercial Business Lending.  In order to satisfy the demand for financial services to individuals and businesses in its market area, HMN maintains a portfolio of commercial business loans primarily to small retail operations, small manufacturing concerns and professional firms.  HMN’s commercial business loans generally have terms ranging from six months to five years and may have either fixed or variable interest rates.  HMN’s commercial business loans generally include personal guarantees and are usually, but not always, secured by business assets such as inventory, equipment, leasehold interests in equipment fixtures, real estate and accounts receivables. The underwriting process for commercial business loans includes consideration of the borrower’s financial statements, tax returns, projections of future business operations and inspection of the subject collateral, if any. HMN has also purchased participation interests in commercial business loans from third party originators. The underlying collateral for the loans are generally inventory or equipment and generally have repayment periods of less than ten years. Commercial business loans totaled $91.1 million at December 31, 2002, an increase of $36.2 million from $54.9 million at December 31, 2001, compared to $48.8 million at December 31, 2000, compared to $24.4 million at December 31, 1999, and $11.7 million at December 31, 1998.

Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business.  As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Furthermore, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. At December 31, 2002, $619,000 of loans in the commercial business loan portfolio were non-performing. There can be no assurance that delinquencies will not increase in the future.

Originations, Purchases and Sales of Loans and Mortgage-Backed and Related Securities

Real estate loans are generally originated by HMN’s staff of salaried and commissioned loan officers.  Loan applications are taken in all branch offices.

While HMN originates both fixed and adjustable-rate loans, its ability to originate loans is dependent upon the relative customer demand for loans in its market. Demand for adjustable-rate loans is affected by the interest rate environment. HMN originated for portfolio $8.6 million of one-to-four family adjustable rate loans during 2002, the same amount as in 2001, compared to $12.5 million for 2000. HMN also originated for portfolio $19.8 million of fixed rate one-to-four family loans during 2002, an increase of $6.4 million from $13.4 million for 2001, compared to $2.7 million for 2000.

During the past several years HMN has focused its portfolio loan origination efforts on commercial real estate, commercial business and consumer loans because these loans generally have terms to maturity and adjustable interest rate characteristics which are generally more beneficial to HMN than single family fixed-rate conventional loans.  HMN originated $201.2 million of multi-family and commercial real estate, commercial business and consumer loans (which excludes commercial real estate loans in construction or development) during the year ended December 31, 2002, an increase of $91.6 million from originations of $109.6 million for 2001, compared to $112.9 million for 2000.

In order to supplement loan demand in HMN’s market area and geographically diversify its loan portfolio, HMN purchases real estate loans from selected sellers, with yields based upon current market rates.  HMN carefully reviews and underwrites all loans to be purchased to ensure that they meet HMN’s underwriting standards. The seller generally continues to service the purchased loans. HMN purchased $71.3 million of loans during 2002, an increase of $58.9 million from $12.4 million during 2001, compared to $20.6 million during 2000.  The majority of the purchased one-to-four family loans have interest rates that are fixed for a one, three or five year period and then adjust annually thereafter or were 15 year fixed-rate loans. The commercial real estate and commercial business loans purchased have terms and interest rates that are similar in nature to HMN’s originated commercial and business portfolio.  All purchased loans are reviewed to determine that each loan meets certain underwriting requirements. Refer to Note 4 of the Notes to Consolidated Financial Statements in the Annual Report for more information on purchased loans.

HMN has substantial holdings of mortgage-backed and related securities which are held, depending on the investment intent, in the “available for sale” portfolio. HMN purchased $10.1 million of mortgage-backed securities during 2002, an increase of $10.1 million from in 2001, compared to $2.1 million for 2000.  HMN sold no mortgage-backed securities during 2002, a decrease of $2.1 million from the $2.1 million sold during 2001, compared to sales of $30.0 million for 2000. See – “Investment Activities.”

The following table shows the loan and mortgage-backed and related securities origination, purchase, acquisition, sale and repayment activities of HMN for the periods indicated.

LOANS HELD FOR INVESTMENT

	Year Ended December 31,
(Dollars in thousands)	2002	2001	2000
Originations by type:
Adjustable-rate:
Real-estate – one-to-four family	$8,583	8,581	12,479
-multi-family	866	1,765	160
-commercial	25,768	8,947	7,953
-construction or development	63,145	49,314	28,727
Non-real estate – consumer	36,498	21,199	20,374
-commercial business	48,866	13,262	20,681
Total adjustable-rate	183,726	103,068	90,374
Fixed-rate:
Real estate-one-to-four family	19,798	13,350	2,698
-multi-family	0	56	738
-commercial	21,666	7,003	8,194
-construction or development	16,335	16,731	4,502
Non-real estate –consumer	26,589	30,756	36,706
-commercial business	40,981	26,571	18,062
Total fixed-rate	125,369	94,467	70,900
Total loans originated	309,095	197,535	161,274
Purchases:
Real estate-one-to-four family	11,819	0	10,133
- commercial	23,305	2,371	2,045
-construction or development	25,049	1,715	4,750
Non-real estate – commercial business	11,105	8,360	3,671
Total loans purchased	71,278	12,446	20,599
Sales and repayments:
Real estate – commercial	162	2,398	2,240
Construction or development	6,381	99	0
Non-real estate – consumer	0	0	207
- commercial business	162	439	0
Total sales	6,705	2,936	2,447
Loans securitized and transferred to securities	0	0	11,129
Transfers to (from) loans held for sale	9,502	2,214	(5,081)
Principal repayments	243,828	221,495	134,347
Total reductions	260,035	226,645	142,842
Increase (decrease) in other items, net	(55,205)	(28,202)	1,694
Net increase (decrease)	$65,133	(44,866)	40,725

LOANS HELD FOR SALE

	Year Ended December 31,
(Dollars in thousands)	2002	2001	2000
Originations by type:
Adjustable-rate:
Real-estate – one-to-four family	$7,477	664	1,724
- construction or development	268	0	0
Total adjustable-rate	7,745	664	1,724
Fixed-rate:
Real estate-one-to-four family	167,884	235,614	58,928
- construction or development	3,667	2,559	1,240
Total fixed-rate	171,551	238,173	60,168
Total loans originated	179,296	238,837	61,892
Purchases:
Real estate-one-to-four family	32,203	544,053	51,826
Total loans purchased	32,203	544,053	51,826
Sales and repayments:
Real estate – one-to-four family	274,602	724,219	104,815
Total sales	274,602	724,219	104,815
Transfers to (from) loans held for investment	(9,502)	(2,214)	5,081
Total reductions	265,100	722,005	109,896
Net increase (decrease)	$(53,601)	60,885	3,822

MORTGAGE-BACKED AND RELATED SECURITIES

	Year Ended December 31,
(Dollars in thousands)	2002	2001	2000
Loans securitized and transferred to securities	$0	0	11,129
Purchases:
Mortgage-backed securities:
CMOs and REMICs(1)	10,063	0	2,112
Total securitizations and purchases	10,063	0	13,241
Sales:
Mortgage-backed securites:
Adjustable-rate(2)	0	0	3,776
Fixed-rate(2)	0	0	1,674
CMOs and REMICs	0	2,069	24,574
Total sales	0	2,069	30,024
Principal repayments	(24,397)	(7,081)	(8,615)
Net decrease	$(14,334)	(9,150)	(25,398)

(1) Collateralized Mortgage Obligations and Real Estate Mortgage Investment Conduits

(2) Consists of pass-through securities.

Classified Assets and Delinquencies

Classification of Assets.  Federal regulations require that each savings institution classify its own assets on a regular basis. In addition, in connection with examinations of savings institutions, the Office of Thrift Supervision (OTS) and Federal Deposit Insurance Corporation (FDIC) examiners have authority to identify problem assets and, if appropriate, require them to be classified.  There are three classifications for problem assets:  Substandard, Doubtful and Loss.  Assets classified as Substandard have one or more defined weaknesses and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.  Assets classified as Doubtful have the weaknesses of those classified as Substandard, with the additional characteristics that make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as Loss is considered uncollectible and of such little value that continuance as an asset on the balance sheet of the institution is not warranted.  Assets classified as Substandard or Doubtful require the institution to establish prudent general allowances for loan losses. If an asset or portion thereof is classified as Loss, the institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified as Loss, or charge off such amount. If an institution does not agree with an examiner’s classification of an asset, it may appeal this determination to the District Director of the OTS.  On the basis of management’s review of its assets, at December 31, 2002, the Bank had classified a total of $5.2 million of its loans and other assets in these categories as follows:

(Dollars in thousands)	One-to-Four Family	Construction or Development	Commercial and Multi-family	Consumer	Commercial Business	Other Assets	Total
Substandard	$866	0	143	389	227	1,400	3,025
Doubtful	0	0	0	54	0	0	54
Loss	0	0	1,719	52	392	0	2,163
Total	$866	0	1,862	495	619	1,400	5,242

The Bank’s classified assets consist of non-performing loans and loans and other assets of concern discussed herein.  As of the date hereof, these asset classifications are materially consistent with those of the OTS and FDIC.

Delinquency Procedures. When a borrower fails to make a required payment on a loan, HMN attempts to cure the delinquency by contacting the borrower. A late notice is sent on all loans over 16 days delinquent. Additional written and verbal contacts may be made with the borrower between 30 and 60 days after the due date. If the loan is contractually delinquent 90 days, HMN usually sends a 30-day demand letter to the borrower and after the loan is contractually delinquent 120 days, institutes appropriate action to foreclose on the property. If foreclosed, the property is sold at a sheriff’s sale and may be purchased by HMN. Delinquent consumer loans are generally handled in a similar manner. HMN’s procedures for repossession and sale of consumer collateral are subject to various requirements under state consumer protection laws.

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

The following table sets forth HMN’s loan delinquencies by type, by amount and by percentage of type at December 31, 2002.

	Loans Delinquent For:						Total Delinquent Loans
	60-89 Days			90 Days and Over
(Dollars in thousands)	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
One-to-four family real estate	14	$1,078	0.71%	9	$866	0.57%	23	$1,944	1.28%
Consumer	29	430	0.45	23	495	0.51	52	925	0.96
Commercial business	0	0	0.00	2	35	0.04	2	35	0.04
Total	43	$1,508	0.28%	34	$1,396	0.26%	77	$2,904	0.53%

Investment Activities

HMN and the Bank utilize the available for sale securities portfolio in virtually all aspects of asset/liability management strategy. In making investment decisions, the Investment-Asset/Liability Committee considers, among other things, the yield and interest rate objectives, the credit risk position and the projected cash flow requirements.

Securities.  Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers’ acceptances, repurchase agreements and federal funds. Subject to various restrictions, the holding company of a federally chartered savings institution may also invest their assets in commercial paper, investment grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly.

The investment strategy of HMN and the Bank has been directed toward a mix of high-quality assets (primarily government and agency obligations) with short and intermediate terms to maturity.  At December 31, 2002, HMN did not own any investment securities of a single issuer which exceeded 10% of HMN’s stockholder’s equity other than U.S. government or federal agency obligations.

The Bank invests a portion of its liquid assets in interest-earning overnight deposits of the Federal Home Loan Bank of Des Moines (“FHLB”) and various money market mutual funds.  Other investments include high grade medium-term (up to three years) corporate debt securities, medium-term federal agency notes, and a variety of other types of mutual funds which invest in adjustable-rate, mortgage-backed securities, asset-backed securities, repurchase agreements and U.S. Treasury and agency obligations.  This investment has been classified as non-performing since the third quarter of 2001. HMN invests in the same type of investment securities as the Bank and also invests in taxable and tax exempt municipal obligations and corporate equities such as preferred and common stock.  Refer to Note 3 of the Notes to Consolidated Financial Statements in the Annual Report for additional information regarding HMN’s securities portfolio.

The following table set forth the composition of HMN’s securities portfolio, excluding mortgage-backed and related securities, at the dates indicated.

		2002				2001				2000
		Amort Cost	Adjusted To	Market Value	% 0f Total	Amort Cost	Adjusted To	Market Value	% 0f Total	Amort Cost	Adjusted To	Market Value	% 0f Total
Securities available for sale:
U.S. Government and agency obligations		$61,098	2,154	63,252	59.05%	$34,576	210	34,786	41.04%	$35,216	(1,206)	34,010	37.59%
U.S. Treasury obligations		0	0	0	0.00	0	0	0	0.00	1,482	(2)	1,480	1.64
Municipal obligations		319	(11)	308	0.29	728	(9)	719	0.85	1,104	(6)	1,098	1.21
Corporate debt		1,061	16	1,077	1.01	9,546	96	9,642	11.37	16,235	(501)	15,734	17.39
Corporate equity	(1)	1,300	191	1,491	1.39	4,821	(91)	4,730	5.58	8,587	(768)	7,819	8.64
Stock of federal agencies	(1)	3,504	(131)	3,373	3.15	3,768	21	3,789	4.47	3,768	(82)	3,686	4.07
Subtotal		67,282		69,501	64.89	53,439		53,666	63.31	66,392		63,827	70.54
Federal Home Loan Bank stock		11,881		11,881	11.09	12,245		12,245	14.44	12,245		12,245	13.53
Total investment securities and Federal Home Loan Bank stock		79,163		81,382	75.98	65,684		65,911	77.75	78,637		76,072	84.07

Average remaining life of investment securities excluding Federal Home Loan Bank stock		2.3 years				2.8 years				4.3 years

Other interest earning assets:
Cash equivalents		25,729		25,729	24.02	18,864		18,864	22.25	14,417		14,417	15.93
Total		$104,892		107,111	100.00%	$84,548		84,775	100.00%	$93,054		90,489	100.00%
Average remaining life or term to repricing of investment securities and other interest earning assets, excluding Federal Home Loan Bank stock		1.7 years				2.1 years				3.7 years

(1)Average life assigned to corporate equity holdings and stock of federal agencies is five years.

The composition and maturities of the investment securities portfolio, excluding Federal Home Loan Bank stock, mortgage-backed securities and other related securities, are indicated in the following table.

	December 31, 2002
	1 Year or Less	After 1 through 5 Years	After 5 through 10 Years	Over 10 Years	No Stated Maturity	Total Securities
(Dollars in thousands)	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Adjusted To	Market Value
Securities available for sale:
U.S. government securities	$0	60,990	0	108	0	61,098	2,154	63,252
Municipal obligations	0	0	319	0	0	319	(11)	308
Corporate debt	883	178	0	0	0	1,061	16	1,077
Corporate equity	0	0	0	0	1,300	1,300	191	1,491
Stock of federal agencies	0	0	0	0	3,504	3,504	(131)	3,373
Total stock	$883	61,168	319	108	4,804	67,282		69,501

Weighted average yield(1)	2.76%	3.44%	7.55%	8.50%	6.03%	3.64%

(1)  Yields are computed on a tax equivalent basis.

Mortgage-Backed and Related Securities.  In order to supplement loan production and achieve its asset/liability management goals, HMN invests in mortgage-backed and related securities. All of the mortgage-backed and related securities owned by HMN are issued, insured or guaranteed either directly or indirectly by a federal agency or are rated “AA” or higher.  HMN had $51.9 million of mortgage-backed and related securities classified as “available for sale” at December 31, 2002, compared to $66.2 at December 31, 2001 and $75.4 at December 31, 2000.

The contractual maturities of the mortgage-backed and related securities portfolio without any prepayment assumptions at December 31, 2002 is as follows:

(Dollars in thousands)	5 Years or Less	5 to 10 Years	10 to 20 Years	Over 20 Years	December 31, 2002 Balance Outstanding
Securities available for sale:
Federal Home Loan Mortgage Corporation	$0	229	1,161	203	1,593
Federal National Mortgage Association	0	0	144	0	144
Government National Mortgage Association	2	0	54	0	56
Collateralized Mortgage Obligations	0	267	6,477	43,359	50,103
Total	$2	496	7,836	43,562	51,896

Weighted average yield	9.00%	6.59%	5.96%	2.85%	3.35%

At December 31, 2002, HMN did not have any non-agency mortgage-backed or related securities in excess of 10% of its stockholders’ equity.

CMOs are securities derived by reallocating the cash flows from mortgage-backed securities or pools of mortgage loans in order to create multiple classes, or tranches, of securities with coupon rates and average lives that differ from the underlying collateral as a whole.  The terms to maturity of any particular tranche is dependent upon the prepayment speed of the underlying collateral as well as the structure of the particular CMO.  Although a significant proportion of HMN’s CMOs are in tranches which have been structured (through the use of cash flow priority and “support” tranches) to give somewhat more predictable cash flows, the cash flow and hence the value of CMOs is subject to change.

At December 31, 2002, HMN had $43.6 million invested in CMOs which have floating interest rates that change either monthly or quarterly, compared to $54.6 million at December 31, 2001, and $58.2 million at December 31, 2000.

Refer to Management’s Discussion and Analysis - Market Risk Table on page 22 in the Annual Report for information on changes in market value of the mortgage-backed or related securities under different rate shock environments.

Mortgage-backed and related securities can serve as collateral for borrowings and, through sales and repayments, as a source of liquidity.  In addition, mortgage-backed and related securities available for sale can be sold to respond to changes in economic conditions.

Sources of Funds

General.  The Bank’s primary sources of funds are deposits, payments of loan principal, interest earned on loans and securities, repayments of securities, borrowings and other funds provided from operations.

Deposits.  The Bank offers a variety of deposit accounts having a wide range of interest rates and terms.  The Bank’s deposits consist of passbook, negotiable order of withdrawal (NOW), money market, non-interest bearing checking and certificate accounts (including individual retirement accounts) to retail consumers and commercial business accounts.  The Bank relies primarily on competitive pricing policies and customer service to attract and retain these deposits. The Bank also obtains brokered deposits.

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

The following table sets forth the savings flows at the Bank during the periods indicated.

	Year Ended December 31,
(Dollars in thousands)	2002	2001	2000
Opening balance	$421,843	421,691	400,382
Deposits	1,444,532	1,075,211	785,319
Withdrawals	(1,442,495)	(1,091,668)	(780,460)
Interest credited	9,071	16,609	16,450
Ending balance	432,951	421,843	421,691

Net increase	$11,108	152	21,309

Percent increase	2.63%	0.04%	5.32%

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Bank as of December 31:

	2002		2001		2000
(Dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Transactions and Savings Deposits(1):

Non-interest checking	$28,173	6.51%	$18,148	4.30%	$12,923	3.07%
NOW Accounts – 0.30%(2)	43,509	10.03	40,225	9.54	33,068	7.84
Passbook Accounts – 0.35%(3)	41,033	9.48	32,738	7.76	32,742	7.76
Money Market Accounts – 1.16%(4)	49,510	11.44	45,002	10.67	34,427	8.16
Total Non-Certificates	$162,225	37.46%	$136,113	32.27%	$113,160	26.83%

Certificates:
1.00 - 1.99%	$23,003	5.31%	$2,785	0.66%	$0	0.00%
2.00 - 2.99%	72,161	16.67	34,924	8.28	244	0.06
3.00 - 3.99%	75,445	17.43	64,330	15.25	15,884	3.77
4.00 - 4.99%	74,818	17.28	64,097	15.19	38,420	9.11
5.00 - 5.99%	23,719	5.48	35,909	8.51	52,714	12.50
6.00 - 6.99%	1,468	0.35	70,282	16.66	159,765	37.89
7.00 - 7.99%	112	0.02	13,403	3.18	41,504	9.84
Total Certificates	270,726	62.54	285,730	67.73	308,531	73.17
Total Deposits	$432,951	100.00%	$421,843	100.00%	$421,691	100.00%

(1)          Reflects rates paid on transaction and savings deposits at December 31, 2002.

(2)          The rate on NOW accounts for 2001 was 0.64% and 2000 was 1.0%.

(3)          The rate on Passbook Accounts for 2001 was 0.75% and 2000 was 2.0%.

(4)   The rate on Money Market Accounts for 2001 was 1.89% and 2000 was 3.96%.

The following table shows rate and maturity information for the Bank’s certificates of deposit as of December 31, 2002.

(Dollars in thousands)
Certificate accounts maturing in quarter ending:	0.00- 0.99%	1.00- 1.99%	2.00- 2.99%	3.00- 3.99%	4.00- 4.99%	5.00- 5.99%	6.00- 6.99%	7.00 7.99%	Total	Percent of Total

March 31, 2003	70	7,944	20,572	13,666	996	1,539	923	0	45,710	16.88
June 30, 2003	74	6,028	20,286	12,990	814	1,135	33	0	41,360	15.28
September 30, 2003	78	1,488	8,480	1,367	1,079	1,773	108	0	14,373	5.31
December 31, 2003	88	6,105	2,043	378	1,042	3,101	180	0	12,937	4.78
March 31, 2004	8	171	16,664	245	6,504	3,914	176	0	27,682	10.23
June 30, 2004	34	116	998	305	8,940	9,819	39	0	20,251	7.48
September 30, 2004	17	20	1,157	10,140	10,733	917	0	0	22,984	8.49
December 31, 2004	37	537	891	8,822	674	227	5	0	11,193	4.13
March 31, 2005	21	5	185	3,091	10,609	282	0	0	14,193	5.24
June 30, 2005	10	73	401	2,582	16,529	161	0	12	19,768	7.30
September 30, 2005	5	3	238	18,459	541	129	0	100	19,475	7.20
December 31, 2005	7	0	246	187	328	68	0	0	836	0.31
Thereafter	32	31	1	3,213	16,029	654	4	0	19,964	7.37
Total	$481	22,521	72,162	75,445	74,818	23,719	1,468	112	270,726	100.00%

Percent of total	0.18%	8.32%	26.65%	27.87%	27.64%	8.76%	0.54%	0.04%	100.00%

The following table indicates the amount of the Bank’s certificates of deposit and other deposits by time remaining until maturity as of December 31, 2002.

	Maturity
(Dollars in thousands)	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 months	Total
Certificates of deposit less than $100,000	$36,499	32,374	24,976	124,889	218,738
Certificates of deposit of $100,000 or more	7,809	7,985	2,335	30,799	48,928
Public funds of $100,000 or more(1)	1,402	1,000	0	658	3,060
Total certificates of deposit	$45,710	41,359	27,311	156,346	270,726
Passbook of $100,000 or more	$9,250	0	0	0	9,250
Accounts of $100,000 or more	$18,461	8,985	2,335	31,457	61,238

(1) Deposits from governmental and other public entities.

For additional information regarding the composition of the Bank’s deposits, see Note 13 of the Notes to  Consolidated Financial Statements in the Annual Report.  For additional information on certificate maturities and the impact on HMN’s liquidity see Liquidity starting on page 20 of the Annual Report.

Borrowings.  The Bank’s other available sources of funds include advances from the FHLB and other borrowings.  As a member of the FHLB, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances from the FHLB.  Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities.  The FHLB may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions.  Consistent with its asset/liability management strategy, the Bank has utilized FHLB advances from time to time to extend the term to maturity of its liabilities.  Also, the Bank has used FHLB borrowings to fund loan demand and other investment opportunities and to offset deposit outflows.  At December 31, 2002, the Bank had $218.3 million of FHLB advances outstanding.  On such date, the Bank had a collateral pledge arrangement with the FHLB of Des Moines pursuant to which the Bank may borrow up to an additional $13.0 million for liquidity purposes.  Refer to Note 14 of the Notes to Consolidated Financial Statements in the Annual Report for more information on FHLB advances.

At December 31, 2002, HMN had an undrawn $2.5 million revolving line of credit with a bank.  The credit line matures November 15, 2003 and has the flexibility of electing a rate based on prime minus 75 basis points or London Interbank Offering Rate (“LIBOR”).  Refer to Other Financial Data on page 52 and Note 15 of the Notes to Consolidated Financial Statements in the Annual Report for more information concerning the Bank’s borrowing ability.

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

OAI is a Minnesota corporation that was organized in 1983.  OAI operated as an insurance agency until 1986 when its assets were sold.  OAI remained inactive until 1993 when it began offering credit life insurance, annuity products and mutual fund products to the Bank’s customers and others. OAI recorded a net loss of $13,200 for the year ended December 31, 2002.

HFMS is a Delaware Limited Liability Corporation that was formed in 2001. HFMS was a 51% owned mortgage banking and mortgage brokerage business located in Brooklyn Park, Minnesota.  HFMS’s brokerage and production activity stopped during the third quarter of 2002 and the Bank assumed responsibility for certain components of HFMS.  The remaining assets of HFMS, consisting primarily of single family mortgage loans, are in the process of being liquidated.  HFMS recorded a net loss of $437,000 for the year ended December 31, 2002.

HFH is a Delaware corporation that was formed in 2002, with it principal office in Grand Caymen Islands.  HFH is the holding company for HFREIT which invests in real estate loans acquired from the Bank.

Competition

The Bank faces strong competition both in originating real estate, commercial and consumer loans and in attracting deposits.  Competition in originating loans comes primarily from mortgage bankers, commercial banks, credit unions and other savings institutions, which also make loans secured by real estate located in the Bank’s market area and through Internet banking operations throughout the continental United States.  The Bank competes for loans principally on the basis of the interest rates and loan fees it charges, the types of loans it originates and the quality of services it provides to borrowers.

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

Other Corporations Owned by HMN

HMN has one other wholly owned subsidiary, Security Finance Corporation (SFC).  During 2002, SFC began acting as an intermediary for the Bank in transacting like kind property exchanges for customers.  Prior to 2002, SFC invested in commercial loans and commercial real estate loans located throughout the United States which were originated by third parties.

Employees

At December 31, 2002, HMN had a total of 195 full-time equivalent employees.  None of the employees of HMN or its subsidiaries are represented by any collective bargaining unit.  Management considers its employee relations to be good.

Regulation and Supervision

The banking industry is highly regulated, and as a savings and loan holding company HMN is subject to regulation by OTS.  The Bank, a federally-chartered savings association, is subject to extensive regulation and examination by the OTS, which is the Bank’s primary federal regulator.  The FDIC also has some authority to regulate the Bank.  Subsidiaries of HMN and the Bank may also be subject to state regulation and/or licensing in connection with certain insurance or mortgage banking activities.  HMN and the Bank are subject to numerous laws and regulations.  These laws and regulations impose restrictions on activities, set minimum capital requirements, impose lending and deposit restrictions and establish other restrictions.  References in this section to applicable statutes and regulations are brief and incomplete summaries only.  You should consult the statutes and regulations for a full understanding of the details of their operation.

Holding Company Regulation

An entity that owns a savings association is a savings and loan holding company (“SLHC”).  If a holding company owns more than one savings association, it is a multiple SLHC; if it owns only one savings association, it is a unitary SLHC.  HMN is a unitary SLHC.  The Home Owners Loan Act (“HOLA”) historically limited multiple SLHCs and their non-association subsidiaries to financial activities and services and to activities authorized for bank holding companies, but unitary SLHCs, in the past, were not subject to restrictions on the activities that could be conducted by holding companies or their affiliates.

In November of 1999 the Gramm-Leach-Biley Act (“GLB Act”) was signed into law.  The GLB Act made significant changes to laws regulating the financial services industry.  Changes included:  (1) a new framework under in which bank holding companies can own securities firms, insurance companies and other financial companies; (2) prohibitions on new unitary SLHCs from engaging in non-financial activities or affiliating with non-financial entities; (3) new consumer protections associated with the transfer and use of non-public personal information by financial institutions; and (4) modifications to the Federal Home Loan Bank System.  Unitary SLHCs, such as HMN, that were in existence or had an application filed with the OTS on or before May 4, 1999, are not subject to the new restrictions on unitary SLHCs.  As a result, the GLB Act did not affect HMN’s ability to control non-financial firms or engage in non-financial activities.

Acquisitions by Savings and Loan Holding Companies.  Acquisition of a savings association or a savings and loan holding company is generally subject to OTS approval and the public must have an opportunity to comment on the proposed acquisition.  Without prior approval from the OTS, HMN may not acquire more than 5% of the voting stock of a savings association.

Examination and Reporting.  Under HOLA and OTS regulations HMN, as a SLHC, must file periodic reports with the OTS.  In addition, HMN must comply with OTS recordkeeping requirements.  HMN is subject to holding company examination by the OTS.  The OTS may take enforcement action if the activities of a SLHC constitute a serious risk to the financial safety, soundness or stability of a subsidiary savings association.

Affiliate Transactions.  The Bank, as a holding company subsidiary that is a depository institution, is subject to both qualitative and quantitative limitations on transactions with HMN and HMN’s other subsidiaries.  See “Transactions with Affiliates and Insiders” below.

Capital Adequacy.  HMN is not currently subject to regulatory capital requirements, the Bank is subject to various capital requirements.  See “Capital Requirements” below.

Bank Regulation

As a federally-chartered savings association, the Bank is subject to regulation and supervision by the OTS.  Federal law authorizes the Bank as a federal savings association, to conduct, subject to various conditions and limitations, business activities that include:  accepting deposits and paying interest on them; making and buying loans secured by residential and other real estate; making a limited amount of consumer loans; making a limited amount of commercial loans; investing in corporate obligations, government debt securities, and other securities; and offering various banking, trust, securities and insurance agency services to its customers.

OTS regulations place limits on the Bank’s lending and investment powers.  Savings associations are expected to conduct lending activities in a prudent, safe and sound manner.  OTS regulations set aggregate limits on certain types of loans including commercial loans and consumer loans.  OTS regulations also establish limits on loans to a single borrower.  As of December 31, 2002, the Bank’s loan limit to one borrower was approximately $9.5 million.  A federal savings association generally may not invest in noninvestment-grade debt securities.  A federal savings association may establish subsidiaries to conduct any activity the association is authorized to conduct and may establish service corporation subsidiaries for limited preapproved activities.

Qualified Thrift Lender Test.  Savings associations, including the Bank, must be qualified thrift lenders (“QTL”).  A savings association generally satisfies the QTL requirement if at least 65% of a specified asset base consists of things such as loans to small businesses and loans to purchase or improve domestic residential real estate.  Savings associations may qualify as QTLs in other ways.  Savings associations that do not qualify as QTLs are subject to significant restrictions on their operations.  If the Bank fails to meet QLT requirements the Bank and HMN would face certain limitations, including limits on HMN’s ability to control non-financial firms.  As of December 31, 2002, the Bank met the QTL test.

OTS Assessments.  HOLA authorizes the OTS to charge assessments to recover the costs of examining savings associations and their affiliates.  The assessment is done semi-annually.  The OTS bases the assessment on three factors:  1) asset size; 2) condition; and 3) complexity of the institution.  The Bank’s OTS assessment for the year ended December 31, 2002, was approximately $145,000.

Transactions with Affiliates and Insiders.  Banks and savings associations are subject to affiliate and insider transaction restrictions.  The restrictions prohibit or limit a savings association from extending credit to, or entering into certain transactions with affiliates, principal stockholders, directors and executive officers of the savings association and its affiliates.  The term “affiliate” generally includes a holding company, such as HMN, and any company under common control with the savings association.  Federal law limits transactions between the Bank and any one affiliate to 10% of the Bank’s capital and surplus and with all affiliates in the aggregate to 20%.  In addition, the federal law governing unitary savings and loan holding companies prohibits the Bank from making any loan to any affiliate whose activity is not permitted for a subsidiary of a bank holding company.  This law also prohibits the Bank from making any equity investment in any affiliate that is not its subsidiary. The Bank is currently in material compliance with these requirements.

Dividend Restrictions.  Federal law limits the ability of a depository institution, such as the Bank, to pay dividends or make other capital distributions.  The Bank, as a subsidiary of a savings and loan holding company, must file a notice with the OTS before the proposed declaration of a dividend or approval of a proposed capital distribution by its board of directors and must obtain prior approval from the OTS if it fails to meet certain regulatory conditions. No dividends were declared or distributed by the Bank in 2002.

Deposit Insurance

The FDIC insures the deposits of the Bank.  The FDIC administers two separate deposit insurance funds, the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”).  The BIF is a deposit insurance fund for commercial banks and some state-chartered savings associations.  The SAIF is a deposit insurance fund for most savings associations.  The Bank is a member of the SAIF.

The FDIC has established a risk-based system for setting deposit insurance assessments.  Under the risk-based assessment system, an institution’s insurance assessments vary according to the level of capital the institution holds and the degree to which it is the subject of supervisory concern.  In addition, regardless of the potential risk to the insurance fund, federal law requires the FDIC to establish assessment rates that will maintain each insurance fund’s ratio of reserves to insured deposits at $1.25 per $100.  Both funds currently exceed this reserve ratio.  During 2002, the assessment rate for both SAIF and BIF deposits ranged from zero to 0.27% of covered deposits.  The Bank qualified for the lowest rate on SAIF deposits in 2002 and thus paid $0 in 2002.  It is possible that the reserve ratio will fall below 1.25% and accordingly, it is possible the Bank will have to pay deposit insurance assessment in 2003.

In addition to deposit insurance assessments, the FDIC is authorized to collect assessments against insured deposits to be paid to the Financing Corporation (“FICO”) to service FICO debt incurred in the 1980s.  The FICO assessment rate is adjusted quarterly. In 2002 the Bank paid an assessment of approximately $74,000.

Capital Requirements

The federal bank regulatory agencies, including the OTS, have a risk-based capital framework in place.  The regulators use a combination of risk based guidelines and leverage ratios to evaluate capital adequacy.

The following table sets forth the current regulatory requirement for capital ratios for savings associations as compared with the Bank’s capital ratios at December 31, 2002:

	Core or Tier 1 Capital to Adjusted Total Assets		Tangible Capital to Assets	Core or Tier 1 Capital to Risk- Weighted Assets	Total Capital to Risk-Weighted Assets
Regulatory Minimum	3.00	%(1)	1.50%	4.00%	8.00%
The Bank’s Actual	8.29%		8.29%	11.42%	12.17%

(1)  Most savings associations are required to maintain a leverage ratio of 4.00% or more.

Capital Categories and Prompt Corrective Action

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) created a statutory framework that increased the importance of meeting applicable capital requirements.  FDICIA established five capital categories:  (1) well-capitalized; (2) adequately capitalized; (3) undercapitalized; (4) significantly undercapitalized; and (5) critically undercapitalized.  The activities in which a depository institution may engage and regulatory responsibilities of federal bank regulatory agencies vary depending upon whether an institution is well-capitalized, adequately capitalized or under capitalized.  Under capitalized institutions are subject to various restrictions such as limitations on dividends and growth.  A depository institution’s category depends upon where its capital levels are in relation to relevant capital measures, which include a risk-based capital measure and certain other factors.  The federal banking agencies (including the OTS) adopted regulations that implement this statutory framework.  Under these regulations, an institution is generally treated as well-capitalized if its ratio of total capital to risk-weighted assets is 10.00% or more, its ratio of core capital to risk-weighted assets is 6.00% or more, its ratio of core capital to adjusted total assets (leverage ratio) is 5.00% or more, and it is not subject to any federal supervisory order or directive to meet a specific capital level.  In order to be adequately capitalized, an institution must have a total risk-based capital ratio of not less than 8.00%, a Tier 1 risk-based capital ratio of not less than 4.00%, and a leverage ratio of not less than 4.00%.  Any institution that is neither well capitalized nor adequately capitalized will be considered undercapitalized.  The Bank currently is considered well capitalized.

Other Regulations and Examination Authority

The FDIC has adopted regulations to protect the deposit insurance funds and depositors, including regulations governing the deposit insurance of various forms of accounts.  Federal regulation of depository institutions is intended for the protection of depositors (and the BIF and the SAIF), and not for the protection of stockholders or other creditors.  In addition, federal law requires that in any liquidation or other resolution of any FDIC-insured depository institution, claims for administrative expenses of the receiver and for deposits in U.S. branches (including claims of the FDIC as subrogee of the insured institution) shall have priority over the claims of general unsecured creditors.

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

Federal Home Loan Bank (“FHLB”) System

The Bank is a member of the FHLB of Des Moines (“FHLB”), which is one of the 12 regional Federal Home Loan Banks (“FHB”), that administers the home financing credit function of savings associations.  Each FHB serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHB System.  It makes loans or advances to members in accordance with policies and procedures established by the board of directors of the FHB.  These policies and procedures are subject to the regulation and oversight of the Federal Housing Financing Board.  All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHB.  Long-term advances are required to be used for residential home financing and small business and agricultural loans.

As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines.  As of December 31, 2002, the Bank had $11.9 million in FHLB stock, which was in compliance with this requirement.  In past years, the Bank has received dividends on its FHLB stock.  Over the past five calendar years such dividends have averaged approximately 5.3%.

Federal Reserve Regulation

Under Federal Reserve Board regulations, the Bank is required to maintain reserves against transaction accounts (primarily interest-bearing and noninterest-bearing checking accounts).  Because reserves must generally be maintained in cash or in noninterest-bearing accounts, the effect of the reserve requirements is to increase an institution’s cost of funds.  These regulations generally require that the Bank maintain reserves against net transaction accounts.  The reserve levels are subject to adjustment by the Federal Reserve Board.  A savings association, like other depository institutions maintaining reservable accounts, may, under certain conditions, borrow from the Federal Reserve Bank discount window.

Numerous other regulations promulgated by the Federal Reserve Board or the OTS affect the business operations of the Bank.  These include regulations relating to privacy, equal credit access, electronic fund transfers, collection of checks, lending and savings disclosures, and availability of funds.

Community Reinvestment Act

The Community Reinvestment Act (“CRA”) requires financial institutions regulated by the federal financial supervisory agencies to ascertain and help meet the credit needs of their delineated communities, including low-to moderate-income neighborhoods within those communities, while maintaining safe and sound banking practices.  The regulatory agency assigns one of four possible ratings to an institution’s CRA performance and is required to make public an institution’s rating and written evaluation.  The four possible ratings of meeting community credit needs are outstanding, satisfactory, needs improvement and substantial noncompliance.  Under regulations that apply to all CRA performance evaluations after July 1, 1997, many factors play a role in assessing a financial institution’s CRA performance.  The institution’s regulator must consider its financial capacity and size, legal impediments, local economic conditions and demographics, including the competitive environment in which it operates.  The evaluation does not rely on absolute standards, and the institutions are not required to perform specific activities or to provide specific amounts or types of credit.  The Bank maintains a CRA statement for public viewing, as well as an annual CRA highlights document.  These documents describe the Bank’s credit programs and services, community outreach activities, public comments and other efforts to meet community credit needs.  The Bank’s last CRA exam was November 11, 2001 and the Bank received a “Satisfactory” rating.

Bank Secrecy Act

The Bank Secrecy Act requires financial institutions to keep records and file reports that are determined to have a high degree of usefulness in criminal, tax and regulatory matters, and to implement counter-money laundering programs and compliance procedures.

USA Patriot Act of 2001

Enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C. on September 11, 2001, the USA Patriot Act of 2001 (the “Patriot Act”) is intended to strengthen U.S. law enforcement’s and the intelligence communities’ ability to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires various regulation including: due diligence requirements for financial institutions that administer, maintain or manage private bank accounts or correspondent accounts for non-U.S. persons; standards for verifying customer identification at the time of account opening; rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; reports by nonfinancial trades and business filed with the Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000 and; filing of suspicious activity reports by brokers and dealers if they believe a customer may be violating U.S. laws and regulations. The impact on bank operations from the Patriot Act will ultimately depend on the types of customers served by the bank and the form that issued and pending regulations ultimately take.

Forward-looking Information

This Form 10-K and other reports issued by HMN, including other reports filed with the Securities and Exchange Commission, may contain “forward-looking” statements that deal with future results, plans or performance. In addition, HMN’s management may make such statements orally to the media, or to securities analysts, investors or others.  Forward-looking statements deal with matters that do not relate strictly to historical facts. HMN’s future results may differ materially from historical performance and forward-looking statements about HMN’s expected financial results or other plans are subject to a number of risks and uncertainties. These include but are not limited to possible legislative changes and adverse economic, business and competitive developments such as shrinking interest margins; deposit outflows; reduced demand for financial services and loan and lease products; changes in accounting policies and guidelines, or monetary and fiscal policies of the federal government; changes in credit and other risks posed by HMN’s loan, lease and investment portfolios; technological, computer-related or operational difficulties; adverse changes in securities markets; results of litigation or other significant uncertainties.

ITEM 2.   PROPERTIES

At December 31, 2002, HMN leased the corporate office at 1016 Civic Center Drive NW, Rochester, Minnesota and owned the buildings and land for 9 of its 12 full service branches. The remaining three full service branches are leased, as are the mortgage banking/brokerage office at 7101 Northland Circle, Suite 200 Brooklyn Park, Minnesota and the Eagle Crest Capital Bank location at 5201 Eden Avenue, Suite 170, Edina, Minnesota. The Bank uses all properties except for the mortgage banking/brokerage office, which is used by HFMS. All the properties are located in Minnesota, except for the two full service branches located in Iowa.

The property of two former full services branches located at 4th and Center in Winona, Minnesota and 29 South Center Street, in Marshalltown, Iowa are currently for sale and a portion of the building located at 3900 55th Street NW is available for lease. In addition, the property at 101 North Broadway, Spring Valley, Minnesota that was previously used for corporate offices is being used for storage.

At December 31, 2002, HMN’s premises had an aggregate net book value of approximately $8.6 million. See Note 12 of Notes to Consolidated Financial Statements in the Annual Report for more information on premises and equipment.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, the Bank and HMN are involved as plaintiff or defendant in various legal proceedings arising in the normal course of its business. While the ultimate outcome of these various legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal actions should not have a material effect on HMN’s consolidated financial condition or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.   MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

The information on pages 19,41,52 and the back cover page of the Annual Report to Security Holders for the year ended December 31, 2002 is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA

The information on page 7 of the Annual Report to Security Holders for the year ended December 31, 2002 is incorporated herein by reference.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information on pages 8 through 23 of the Annual Report to Security Holders for the year ended December 31, 2002 is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information on pages 21 through 23 of the Annual Report to Security Holders for the year ended December 31, 2002 is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information on pages 24 through 52 of the Annual Report to Security Holders for the year ended December 31, 2002 is incorporated herein by reference.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding directors on pages 1 through 5 and the information regarding beneficial ownership reporting compliance on page 16 and 17 of the Registrant’s definitive Proxy Statement dated March 21, 2003 is incorporated herein by reference.

Executive Officers of the Registrant Who Are Not Directors

Officers are elected annually by the Board of Directors of HMN and the Bank.  The business experience of each executive officer of both HMN and the Bank who is not also a director of HMN is set forth below.

Dwain C. Jorgensen.  Mr. Jorgensen, age 54, is Senior Vice President Operations of HMN and the Bank.  Mr. Jorgensen has held such positions since 1998.  From 1989 to 1998, he served as Vice President, Controller and Chief Accounting Officer of HMN and the Bank. From 1983 to 1989, Mr. Jorgensen was an Assistant Vice President and Operations Officer with the Bank.

Jon J. Eberle.  Mr. Eberle, age 37, is Vice President Controller of HMN and the Bank. Mr. Eberle has been Vice President since 2000 and has been Controller since 1998.  From 1994 to 1998, he served as the Director of Internal Audit for HMN and the Bank.

In addition to the above named directors, Timothy P. Johnson served as the Chief Financial Officer for the Company and the Bank since November 2000.  Pursuant to the terms of a separation agreement, Mr. Johnson has resigned as an officer of the Company and the Bank effective March 31, 2003.

ITEM 11.   EXECUTIVE COMPENSATION

The information on pages 9 through 13 of the Registrant’s definitive Proxy Statement dated March 21, 2003 is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information on pages 1, 2, 3, and 4 of the Registrant’s definitive Proxy Statement dated March 21, 2003 is incorporated herein by reference.

The following table provides information as of December 31, 2002 for compensation plans under which equity securities may be issued.

Plan Category	(a) Number of Securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1)
Equity compensation plans approved by shareholders	619,658	$12.20	196,987
Equity compensation plans not approved by shareholders	0	0	0
Total	619,658	$12.20	196,987

(1)                                  Includes securities available for future issuance under stockholder approved compensation plans other than upon the exercise of an option, warrant or right, as follows: 9,397 shares under the Company’s Amended and Restated Stock Option and Incentive Plan dated July 29, 1998 and 187,590 shares under the Company’s 2001 Omnibus Stock Plan.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information on page 15 of the Registrant’s definitive Proxy Statement dated March 21, 2003 is incorporated herein by reference.

ITEM 14.   CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  The Company’s principal executive officer and its principal financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) within the 90 days prior to the filing of this Form 10-K, have concluded that the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

Changes in internal controls.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls. As a result, no corrective actions were required or undertaken.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   Financial Statements, Financial Statement Schedules and Exhibits

1.  Financial Statements

The following information appearing in the Registrant’s Annual Report to Security Holders for the year ended December 31, 2002, is incorporated by reference in this Form 10-K Annual Report as Exhibit 13.

Pages in 2002 Annual Report
Annual Report Section
Five Year Consolidated Financial Highlights	7

Consolidated Balance Sheets — December 31, 2002 and 2001	24

Consolidated Statements of Income — Each of the Years in the Three-Year Period Ended December 31, 2002	25

Consolidated Statements of Comprehensive Income — Each of the Years in the Three-Year Period Ended December 31, 2002	25

Consolidated Statement of Stockholders’ Equity — Each of the Years in the Three-Year Period Ended December 31, 2002	26

Consolidated Statements of Cash Flows — Each of the Years in the Three-Year Period Ended December 31, 2002	27

Notes to Consolidated Financial Statements	28 - 48

Independent Auditors’ Report	49

Selected Quarterly Financial Data	50 - 51

Other Financial Data	52

Common Stock Price Information	52

2.  Financial Statement Schedules

All financial statement schedules have been omitted as information is not required under the related instructions, is not applicable or has been included in the Notes to Consolidated Financial Statements.

3.  Exhibits

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto	Sequential Page Numbering Where Attached Exhibits Are Located in This Form 10-K Report
2	Agreement and Plan of Merger dated July 1, 1997	(1)*	Not applicable

3	Amended and Restated Certificate of Incorporation	(2)*	Not applicable
	Amended and Restated By-laws	(3)*	Not applicable

4	Form of Common Stock Certificate	(4)*	Not applicable

10.1†	Early Retirement Agreement for Mr. Gardner dated October 24, 2000	(7)*	Not applicable

10.2a†	Change in Control Agreement for Mr. McNeil dated as of November 1, 2000	(7)*	Not applicable

10.2b†	Employment Agreement for Mr. McNeil dated as of November 1, 2000	(7)*	Not applicable

10.3a†	Change in Control Agreement for Mr. Johnson dated as of November 1, 2000	(7)*	Not applicable

10.3b†	Employment Agreement for Mr. Johnson dated as of November 1, 2000	(7)*	Not applicable

10.3c†	Separation Agreement for Mr. Johnson dated as of March 17, 2003	Exhibit 10.3c	Filed electronically

10.4†	Directors Deferred Compensation Plan	(5)*	Not applicable

10.5†	Amended and Restated HMN Financial, Inc. Recognition and Retention Plan dated July 29, 1998	(6)*	Not applicable

10.6†	Amended and Restated HMN Financial, Inc. Stock Option and Incentive Plan dated July 29, 1998	(6)*	Not applicable

10.7†	HMN Financial, Inc. 2001 Omnibus Stock Plan	(8)*	Not applicable

13	Portions of Annual Report to security holders incorporated by reference	Exhibit 13	Filed electronically

21	Subsidiaries of Registrant	Exhibit 21	Filed electronically

23	Consent of KPMG LLP dated March 25, 2003	Exhibit 23	Filed electronically

99	Certification Under 906 of the Sarbanes-Oxley Act of 2002	Exhibit 99	Filed Electronically

† Management contract of compensatory arrangement.

(1)*    Incorporated by reference to the same numbered exhibit to the Company’s Current Report on Form 8-K dated July 1, 1997, filed on July 10, 1997.

(2)*    Incorporated by reference to the same numbered exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1998 (File No. 0-24100).

(3)*    Incorporated by reference to the same numbered exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1997 (File No. 0-24100).

(4)*    Incorporated by reference to the same numbered exhibit to the Company’s Registration Statement on Form S-1 dated April 1, 1994 (File No. 33-77212).

(5)*    Incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 1994 (File No. 0-24100).

(6)*    Incorporated by reference to the same numbered exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1998 (File No. 0-24100).

(7)*    Incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2000 (File No. 0-24100).

(8)*    Incorporated by reference to Exhibit B to the Company’s Proxy Statement for its Annual Meeting of Stockholders held on April 24, 2001 (File no. 0-24100).

(b)  Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HMN FINANCIAL, INC.

Date: March 25, 2003	By:	/s/ Michael McNeil
Michael McNeil, President
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Timothy R. Geisler
Timothy R. Geisler, Chairman
Date:	March 25, 2003

By:	/s/ Michael McNeil	By:	/s/ Timothy P. Johnson
	Michael McNeil, President		Timothy P. Johnson,
	(Principal Executive Officer)		Executive Vice President and Director
(Principal Financial Officer)
Date:	March 25, 2003	Date:	March 25, 2003

By:	/s/ Allan R. DeBoer	By:	/s/ Duane D. Benson
	Allan R. DeBoer, Director		Duane D. Benson, Director
Date:	March 25, 2003	Date:	March 25, 2003

By:	/s/ Timothy R. Geisler	By:	/s/ Susan K. Kolling
	Timothy R. Geisler, Director		Susan K. Kolling, Director
Date:	March 25, 2003	Date:	March 25, 2003

By:	/s/ Mahlon C. Schneider	By:	/s/ Michael Fogarty
	Mahlon C. Schneider, Director		Michael Fogarty, Director
Date:	March 25, 2003	Date:	March 25, 2003

By:	/s/ Roger P. Weise	By:	/s/ Jon J. Eberle
	Roger P. Weise, Director		Jon J. Eberle,
Vice President and Controller
Date:	March 25, 2003	Date:	March 25, 2003

CERTIFICATIONS

I, Michael McNeil, President and Chief Executive Officer, certify that:

1.             I have reviewed this annual report on Form 10-K of HMN Financial, Inc.

2.             Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.             The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)             designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)            evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)             presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)             all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)            any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003	By	/s/ Michael McNeil
President/Chief Executive Officer

CERTIFICATIONS

I, Timothy P. Johnson, Treasurer and Chief Financial Officer, certify that:

1.             I have reviewed this annual report on Form 10-K of HMN Financial, Inc.

2.             Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.             The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)             designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)            evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)             presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)             all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)            any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003	By	/s/ Timothy P. Johnson
Treasurer and Chief Financial Officer

INDEX TO EXHIBITS

Regulation S-K Exhibit Number	Document	Sequential Page Numbering Where Attached Exhibits Are Located in This Form 10-K Report

10.3c	Separation Agreement for Mr. Johnson dated March 17, 2003	Filed electronically

13	Portions of Annual Report to Security Holders incorporated by reference	Filed electronically

21	Subsidiaries of Registrant	Filed electronically

23	Consent of KPMG LLP dated March 25, 2003	Filed electronically

99.1	Certification Under 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

99.2	Certification Under 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically