Form 10-Q
period 2003-03-31
HMN FINANCIAL INC
filed 2003-05-13
CIK 921183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

            SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2003

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

Yes (X)     No (  )

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act.

Yes (  )     No (X)

Indicate the number of shares outstanding of each of the issuer's common stock as of the latest practicable date.

Class	Outstanding at May 6, 2003

Common stock, $0.01 par value	4,372,245

HMN FINANCIAL, INC.

CONTENTS

PART I - FINANCIAL INFORMATION

Item 1 : Financial Statements
HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
	2003	2002

Assets
Cash and cash equivalents	$32,794,704	27,729,007
Securities available for sale:
Mortgage-backed and related securities
(amortized cost $15,159,424 and $51,677,294)	15,049,327	51,895,832
Other marketable securities
(amortized cost $82,766,788 and $67,282,379) ...	83,982,472	69,501,417

	99,031,799	121,397,249

Loans held for sale	12,999,058	15,126,509
Loans receivable, net	577,542,290	533,905,652
Accrued interest receivable	3,312,724	3,050,636
Real estate, net	605,551	426,691
Federal Home Loan Bank stock, at cost	11,880,500	11,880,500
Mortgage servicing rights, net	2,837,584	2,691,031
Premises and equipment, net	12,735,369	12,875,816
Investment in limited partnerships	507,349	862,666
Goodwill	3,800,938	3,800,938
Core deposit intangible	534,858	561,331
Prepaid expenses and other assets	2,815,822	3,214,792

Total assets	$761,398,546	737,522,818

Liabilities and Stockholders' Equity
Deposits	$448,082,656	432,951,462
Federal Home Loan Bank advances	219,300,000	218,300,000
Accrued interest payable	670,343	849,427
Advance payments by borrowers for taxes and insurance	975,846	707,213
Accrued expenses and other liabilities	6,901,806	7,614,406
Deferred tax liabilities	985,800	1,456,600
Due to broker/trustee	10,000,000	0

Total liabilities	686,916,451	661,879,108

Commitments and contingencies
Minority interest	(412,279)	(420,846)
Stockholders' equity:
Serial preferred stock ($.01 par value):
Authorized 500,000 shares; issued and outstanding none	0	0
Common stock ($.01 par value):
Authorized 11,000,000; issued shares 9,128,662	91,287	91,287
Additional paid-in capital	58,792,387	58,885,279
Retained earnings, subject to certain restrictions	80,380,184	79,660,481
Accumulated other comprehensive income	714,387	1,575,577
Unearned employee stock ownership plan shares	(4,883,028)	(4,931,385)
Treasury stock, at cost 4,785,456 and 4,722,856 shares	(60,200,843)	(59,216,683)

Total stockholders' equity	74,894,374	76,064,556

Total liabilities and stockholders' equity	$761,398,546	737,522,818

      See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(unaudited)

	Three Months Ended March 31,
	2003	2002

Interest income:
Loans receivable	$9,639,924	9,749,506
Securities available for sale:
Mortgage-backed and related	142,213	458,061
Other marketable	561,219	732,793
Cash equivalents	28,917	90,579
Other	98,651	109,662

Total interest income	10,470,924	11,140,601

Interest expense:
Deposits	2,471,263	3,113,547
Federal Home Loan Bank advances	2,478,672	2,576,863

Total interest expense	4,949,935	5,690,410

Net interest income	5,520,989	5,450,191
Provision for loan losses	865,000	720,000

Net interest income after provision for loan losses	4,655,989	4,730,191

Non-interest income:
Fees and service charges	432,140	403,809
Mortgage servicing fees	216,576	159,933
Securities gains, net...........................................................	591,035	18,925
Gain on sales of loans	1,465,232	1,044,560
Earnings (losses) in limited partnerships	(354,842)	378,921
Other	221,100	258,066

Total non-interest income	2,571,241	2,264,214

Non-interest expense:
Compensation and benefits #9;	2,279,502	1,951,484
Occupancy	823,799	673,436
Federal deposit insurance premiums	18,936	19,436
Advertising	84,864	142,545
Data processing	271,108	264,459
Amortization of mortgage servicing rights, net of valuation
adjustments and servicing costs	790,530	211,202
Other	944,551	883,097

Total non-interest expense	5,213,290	4,145,659

Income before income tax expense	2,013,940	2,848,746
Income tax expense	624,400	840,100

Income before minority interest	1,389,540	2,008,646
Minority interest	0	40,674

Net income	$1,389,540	1,967,972

Basic earnings per share	$0.37	0.53

Diluted earnings per share	$0.36	0.50

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 2003
(unaudited)

		Three Months Ended March 31,
		2003			2002

Net income	$			1,389,540			1,967,972
Other comprehensive income, net of tax:
Unrealized losses on hedging valuation		0			(22,232)
Less: minority interest in hedging valuation		0			(13,834)

Net unrealized losses on hedging valuation			0			(8,398)
Unrealized gains on securities:
Unrealized holding gains (losses) arising during period		(479,055)			82,810
Less: reclassification adjustment for gains
included in net income		382,135			12,316

Net unrealized gains (losses) on securities			(861,190)			70,494

Other comprehensive income (loss)				(861,190)			62,096

Comprehensive income	$			528,350			2,030,068

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
For the Three Month Period Ended March 31, 2003
(unaudited)

					Unearned
					Employee
				Accumulated	Stock		Total
		Additional		Other	Ownership		Stock-
	Common	Paid-in	Retained	Comprehensive	Plan	Treasury	Holders'
	Stock	Capital	Earnings	Income (Loss)	Shares	Stock	Equity

Balance, December 31, 2002	$ 91,287	58,885,279	79,660,481	1,575,577	(4,931,385)	(59,216,683)	76,064,556
Net income			1,389,540				1,389,540
Other comprehensive income				(861,190)			(861,190)
Treasury stock purchases						(1,384,560)	(1,384,560)
Employee stock options
exercised		(179,360)				400,400	221,040
Tax benefits of exercised
stock options		54,134					54,134
Dividends paid			(669,837)				(669,837)
Earned employee stock
ownership plan shares		32,334			48,357		80,691

Balance, March 31, 2003	$ 91,287	58,792,387	80,380,184	714,387	(4,883,028)	(60,200,843)	74,894,374

                                                See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,

	2003	2002

Cash flows from operating activities:
Net income	$1,389,540	1,967,972
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	865,000	720,000
Depreciation	425,466	312,487
Amortization of premiums, net	216,634	79,702
Amortization of deferred loan fees	(113,404)	(260,091)
Amortization of core deposit intangible	26,473	31,045
Amortization of other purchase accounting adjustments	(723)	2,376
Amortization of mortgage servicing rights, net valuation adjustments and servicing costs	790,530	203,792
Capitalized mortgage servicing rights	(720,166)	(584,224)
Deferred income taxes	(470,800)	(104,400)
Securities gains, net	(591,035)	(18,925)
Gain on sales of real estate	(117,139)	0
Gain on sales of loans	(1,465,232)	(1,044,560)
Proceeds from sale of loans held for sale	79,445,538	123,270,922
Disbursements on loans held for sale	(73,912,448)	(77,698,382)
Principal collected on loans held for sale	7,376	65,647
Amortization of restricted stock awards	0	5,625
Amortization of unearned ESOP shares	48,357	48,356
Earned employee stock ownership shares priced above original cost	32,334	27,708
Decrease (increase) in accrued interest receivable	(262,088)	12,983
Decrease in accrued interest payable	(179,084)	(93,503)
Equity (earnings) losses of limited partnerships	354,842	(378,921)
Equity earnings of minority interest	0	40,674
Decrease (increase) in other assets	291,304	(54,490)
Decrease in other liabilities	(2,795)	(595,232)
Other, net	29,838	(42)

Net cash provided by operating activities	6,088,318	45,956,519

Cash flows from investing activities:
Proceeds from sales of securities available for sale	37,780,477	1,461,425
Principal collected on securities available for sale	14,300,411	6,347,804
Proceeds collected on maturity of securities available for sale	0	3,250,000
Purchases of securities available for sale	(20,652,253)	(25,518,515)
Net decrease (increase) in loans receivable	(46,849,551)	20,558,281
Proceeds from sale of premises	221,313	0
Purchases of premises and equipment	(389,488)	(1,268,383)

Net cash (used in) provided by investing activities	(15,589,091)	4,830,612

Cash flows from financing activities:
Increase (decrease) in deposits	15,131,194	(7,677,317)
Purchase of treasury stock	(1,384,560)	(658,611)
Stock options exercised	221,040	151,040
Dividends to stockholders	(669,837)	(527,507)
Proceeds from Federal Home Loan Bank advances	10,000,000	0
Repayment of Federal Home Loan Bank advances	(9,000,000)	0
Increase in advance payments by borrowers for taxes and insurance	268,633	330,973

Net cash provided by (used in) financing activities	14,566,470	(8,381,422)

Increase in cash and cash equivalents	5,065,697	42,405,709
Cash and cash equivalents, beginning of period	27,729,007	23,019,553

Cash and cash equivalents, end of period	$32,794,704	65,425,262

Supplemental cash flow disclosures:
Cash paid for interest	$5,129,019	5,783,913
Cash paid for income taxes	0	42,500
Supplemental noncash flow disclosures:
Loans transferred to loans held for sale	2,154,299	1,592,095
Transfer of loans to real estate	320,919	0
Transfer of real estate to loans	16,533	0

                                                See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

March 31, 2003 and 2002

(1)    HMN Financial, Inc.

HMN Financial, Inc. (HMN) is a stock savings bank holding company that owns 100 percent of Home Federal Savings Bank (the Bank or Home Federal). Home Federal has a community banking philosophy and operates retail banking facilities in Minnesota and Iowa. The Bank has two wholly owned subsidiaries, Osterud Insurance Agency, Inc. (OAI) which offers financial planning products and services and Home Federal Holding, Inc. (HFH) which is the holding company for Home Federal REIT, Inc. (HFREIT) which invests in real estate loans acquired from the Bank. HMN has another wholly owned subsidiary, Security Finance Corporation (SFC) which acts as an intermediary for the Bank in transacting like kind property exchanges for Bank customers. The Bank has a 51% owned subsidiary, Home Federal Mortgage Services, LLC (HFMS), which was a mortgage banking and mortgage brokerage business located in Brooklyn Park, Minnesota. HFMS's brokerage and production activity stopped during the third quarter of 2002 and the Bank assumed responsibility for certain components of HFMS. The remaining assets of HFMS, consisting primarily of single family mortgage loans, are in the process of being liquidated.

The consolidated financial statements included herein are for HMN, SFC, the Bank and the Bank's consolidated entities, OIA, HFH, HFREIT, and HFMS. All significant intercompany accounts and transactions have been eliminated in consolidation.

(2) Basis of Preparation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of comprehensive income, consolidated statement of stockholders' equity and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments consisting of only normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The statement of income for the three month period ended March 31, 2003 is not necessarily indicative of the results which may be expected for the entire year.

Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform with the current period presentation.

(3) New Accounting Standards

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 amends FASB Statement No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, and applies to all entities. The Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and was effective for financial statements issued for fiscal years beginning after June 15, 2002. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of long-lived asset, except for certain obligations of lessees. The impact of adopting SFAS No. 143 on January 1, 2003 was not material.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The provisions of this Statement related to the rescission of Statement 4 are to be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified. The impact of adopting SFAS No. 145 on HMN's financial condition and its results of operations was not material.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition of Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). One of the principal differences between SFAS No. 146 and EITF Issue No. 94-3 pertains to the criteria for recognizing a liability for exit or disposal costs. Under EITF Issue No. 94-3, a liability for such costs was recognized as of the date of an entity's commitment to an exit plan. Pursuant to SFAS No. 146, a liability is recorded as of the date an obligation is incurred. SFAS No. 146 requires that an exit or disposal liability be initially measured at fair value. Provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The impact of adopting SFAS No. 146 on HMN's financial condition and its results of operations was not material.

In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions. Except for transactions between two or more mutual enterprises, this Statement removes financial institutions from the scope of SFAS No.72 and requires those transactions be accounted for in accordance with SFAS No. 141 and SFAS No. 142. In addition, this Statement amends FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provision that SFAS No. 144 requires for other long-lived assets that are held and used. The provisions of SFAS No. 147, which relate to the application of the purchase method of accounting, are effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. The impact of adopting SFAS No. 147 on HMN's financial condition and its results of operations was not material.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 requires disclosures be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires the recognition of a liability by a guarantor at the inception of certain guarantees that it has issued and that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. Refer to Note 12 for the related FIN 45 disclosure.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to SFAS No. 123 are effective for fiscal years ending after December 15, 2002 and for condensed interim financial statements issued after December 15, 2002. HMN has not adopted the voluntary change to the fair value based method of accounting for stock-based employee compensation as of March 31, 2003. Refer to Note 13 for required disclosures relating to stock-based compensation.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 addresses consolidation by business enterprises of variable interest entities that have certain characteristics. It requires a business enterprise that has a controlling interest in a variable interest entity (as defined by FIN 46) to include the assets, liabilities, and results of the activities of the variable interest entity in the consolidated financial statements of the business enterprise. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. For variable interest acquired before February 1, 2003, it applies in the first fiscal year or interim period beginning after June 15, 2003. The impact of adopting FIN 46 will not be material as HMN does not presently have any variable interest entities.

(4) Derivative Instruments and Hedging Activities

HMN has commitments outstanding to extend credit to future borrowers or to purchase loans that had not closed prior to the end of the quarter. These commitments are referred to as its mortgage pipeline. As commitments to originate or purchase loans enter the mortgage pipeline, generally HMN simultaneously enters into commitments to sell the mortgage pipeline into the secondary market. The commitments to originate, purchase, or sell loans are derivatives. As a result of marking the mortgage pipeline and the related commitments to sell to market for the period ended March 31, 2003, HMN recorded an increase in other assets of $669,800, an increase in other liabilities of $532,705 and a gain on sales of loans of $137,095.

The current commitments to sell loans held for sale are derivatives that do not qualify for hedge accounting. As a result, these derivatives are marked to market. The loans held for sale that are not hedged are recorded at the lower of cost or market. The lower of cost or market and the market value adjustments as of and for the quarter ending March 31, 2003 include loans that do not qualify for hedge accounting. As a result of marking these loans, HMN recorded a lower of cost or market adjustment of $16,498 to loans held for sale, a decrease in other liabilities of $47,776, and a net gain on sales of loans of $64,274.

(5) Comprehensive Income

Comprehensive income is defined as the change in equity during a period from transactions and other events from nonowner sources. Comprehensive income is the total of net income and other comprehensive income, which for HMN is comprised of unrealized gains and losses on securities available for sale and unrealized losses on hedging valuations.

There was no hedging valuation in the first quarter of 2003. The gross unrealized losses in hedging valuation for the first quarter of 2002 was $28,232, the income tax benefit would have been $6,000 and therefore, the net loss was $22,232. The gross minority interest in hedging valuations for the first quarter of 2002 was $13,834.

The gross unrealized holding losses on securities for the first quarter of 2003 was $740,955, the income tax benefit would have been $261,900 and therefore, the net loss was $479,055. The gross reclassification adjustment for the first quarter of 2003 was $591,035, the income tax expense would have been $208,900 and therefore, the net gain was $382,135. The gross unrealized holding gains on securities for the first quarter of 2002 was $101,819, the income tax expense would have been $19,009 and therefore, the net gain was $82,810. The gross reclassification adjustment for the first quarter of 2002 was $18,925, the income tax expense would have been $6,609 and therefore, the net gain was $12,316.

(6) Cash Dividend

On April 22, 2003 HMN's Board of Directors announced a cash dividend of $0.18 per share, payable on June 9, 2003 to stockholders of record on May 22, 2003.

(7) Investments in Limited Partnerships

Investments in limited partnerships were as follows:

Primary partnership activity	March 31, 2003	December 31, 2002

Mortgage servicing rights	$0	349,577
Common stock of financial institutions	290,633	289,398
Low to moderate income housing	216,716	223,691

	$507,349	862,666

During the first quarter of 2003 HMN's proportionate loss from a mortgage servicing partnership was $349,577, its proportionate share of gains from common stock investments in financial institutions was $1,235 and it recognized $6,500 of losses on low income housing partnerships. During 2003 HMN anticipates receiving low-income housing credits totaling $84,000, of which $21,000 were credited to current income tax benefits in the first quarter. During the first quarter of 2002 HMN's proportionate gain from a mortgage servicing partnership was $381,643, its proportionate share of gains from common stock investments in financial institutions was $18,234 and it recognized $20,956 of losses on low income housing partnerships. During 2002 HMN received low-income housing credits totaling $84,000, of which $21,000 were credited to current income tax benefits in the first quarter.

(8) Investment in Mortgage Servicing Rights

A summary of mortgage servicing activity is as follows:

	Three months ended March 31, 2003	Twelve months ended December 31, 2002	Three months ended March 31, 2002

Mortgage servicing rights
Balance, beginning of period	$2,701,031	1,922,736	1,922,736
Originations	720,166	1,956,845	584,224
Sales	0	(41,532)	0
Amortization	(413,613)	(1,137,018)	(209,892)

Balance, end of period	3,007,584	2,701,031	2,297,068

Valuation reserve
Balance, beginning of period	(10,000)	(19,100)	(19,100)
Additions	(160,000)	(213,000)	0
Reductions	0	222,100	6,100

Balance, end of period	(170,000)	(10,000)	(13,000)

Mortgage servicing rights, net	$2,837,584	2,691,031	2,284,068

Fair value of mortgage servicing rights	$2,840,609	2,691,031	2,491,000

Mortgage servicing costs, which include professional services related to valuing mortgage servicing rights, were $216,917 at March 31, 2003, and $7,410 and $29,344 for the three and twelve months ended March 31, 2002 and December 31, 2002, respectively.

All of the loans being serviced were single family loans serviced for the Federal National Mortgage Association (FNMA) under the mortgage-backed security program or the individual loan sale program. The following is a summary of the risk characteristics of the loans being serviced at March 31, 2003.

	Loan Principal Balance	Weighted Average Interest Rate	Weighted Average Remaining Term	Number of Loans

Original term 30 year fixed rate	$150,269,000	6.51%	346	1,468
Original term 15 year fixed rate	199,760,000	5.92%	164	2,562
Seven year balloon	123,000	5.75%	70	1
Adjustable rate	10,141,000	5.05%	353	81

(9) Intangible Assets

The gross carrying amount of intangible assets and the associated accumulated amortization at March 31, 2003 is presented in the table below. Amortization expense for intangible assets was $440,086 for the quarter ended March 31, 2003.

	Gross			Unamortized
	Carrying	Accumulated	Valuation	Intangible
	Amount	Amortization	Adjustment	Assets

Amortized intangible assets:
Mortgage servicing rights	$4,699,395	(1,691,811)	(170,000)	2,837,584
Core deposit intangible	1,567,000	(1,032,142)	0	534,858

Total	$6,266,395	(2,723,953)	(170,000)	3,372,442

The following table indicates the estimated future amortization expense for amortized intangible assets:

	Mortgage	Core
	Servicing	Deposit
	Rights	Intangible	Total

Nine months ended December 31, 2003	$424,428	87,385	511,813

Year ended December 31,
2004	478,756	113,857	592,613
2005	395,073	113,857	508,930
2006	325,805	113,857	439,662
2007	268,404	105,902	374,306
2008	237,284	0	237,284

Projections of amortization are based on existing asset balances and the existing interest rate environment as of March 31, 2003. HMN's actual experience may be significantly different depending upon changes in mortgage interest rates and other market conditions.

(10) Earnings per Share

The following table reconciles the weighted average shares outstanding and the income available to common shareholders used for basic and diluted EPS:

	Three months ended March 31,
	2003	2002

Weighted average number of common shares outstanding
Used in basic earnings per common share calculation	3,747,609	3,733,673

Net dilutive effect of:
Options	158,538	194,677
Restricted stock awards	0	135

Weighted average number of shares outstanding
Adjusted for effect of dilutive securities	3,906,147	3,928,485

Income available to common shareholders	$1,389,540	1,967,972

Basic earnings per common share	$0.37	0.53
Diluted earnings per common share	$0.36	0.50

(11) Regulatory Capital

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

Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Tier I or Core capital, and Risk-based capital (as defined in the regulations) to total assets (as defined). Management believes, as of March 31, 2003, that the Bank meets all capital adequacy requirements to which it is subject.

Management believes that based upon the Bank's capital calculations at March 31, 2003 and other conditions consistent with the Prompt Corrective Actions Provisions of the OTS regulations, the Bank would be categorized as well capitalized.

On March 31, 2003 the Bank's tangible assets and adjusted total assets were $751.2 million and its risk-weighted assets were $566.8 million. The following table presents the Bank's capital amounts and ratios at March 31, 2003 for actual capital, required capital and excess capital including ratios in order to qualify as being well capitalized under the Prompt Corrective Actions regulations.

	Actual		Required to be Adequately Capitalized		Excess Capital		To Be Well Capitalized Under Prompt Corrective Actions Provisions

(in thousands)	Amount	Percent of Assets(1)	Amount	Percent of Assets (1)	Amount	Percent of Assets(1)	Amount	Percent of Assets(1)

Bank stockholder's equity	$66,925
Plus: Net unrealized gain on certain securities available for sale	(667)
Less:
Goodwill and core deposit intangible	4,336
Excess mortgage servicing rights	269

Tier I or core capital	61,653

Tier I capital to adjusted total assets		8.21%	$ 30,050	4.00%	$ 31,603	4.21%	$ 37,562	5.00%
Tier I capital to risk-weighted assets		10.88%	$ 22,671	4.00%	$ 38,982	6.88%	$ 34,007	6.00%
Plus: Allowable allowance for loan losses	4,742

Risk-based capital	$66,395		$ 45,343		$ 21,052		$ 56,679

Risk-based capital to risk-weighted assets		11.71%		8.00%		3.71%		10.00%
(1) Based upon the Bank's adjusted total assets for the purpose of the tangible and core capital ratios and risk-weighted assets for the purpose of the risk-based capital ratio.

The tangible capital of the Bank was in excess of the minimum 2% required at March 31, 2003 but is not reflected in the table above.

(12) Commitments and Contingencies

The Bank entered into two guaranty agreements with third parties in order for Home Federal Mortgage Services, LLC (HFMS) to secure loan purchase agreements. Under the agreements, the Bank guarantees to satisfy and discharge all obligations of HFMS arising from transactions entered into between HFMS and the third parties if HFMS fails to fulfill their obligations. The agreements are in effect until the obligations of HFMS are fully satisfied and the Bank's guaranty is limited to a combined maximum of $3 million. No liability has been recorded in the consolidated financial statements of HMN for these guarantees and HMN is not aware of any outstanding obligations of HFMS to either of the third parties with whom a guarantee exists. There is the possibility that the Bank would be required to purchase loans that were previously sold to the third parties by HFMS if the loans did not meet the requirements in the loan purchase agreements. If this were to occur, the proceeds from the subsequent sale of these loans would enable the Bank to recover a portion of the amounts paid under the guaranty.

The Bank issued standby letters of credit which guarantee the performance of customers to third parties. The standby letters of credit outstanding at March 31, 2003 expire over the next two years and totaled approximately $2.3 million at March 31, 2003. The letters of credit were collateralized primarily with commercial real estate mortgages. Since the conditions under which the Bank is required to fund the standby letters of credit may not materialize, the cash requirements are expected to be less than the total outstanding commitments.

(13) Stock-Based Compensation

Effective January 1, 1996, HMN adopted SFAS No. 123, Accounting for Stock-Based Compensation. It elected to continue using the accounting methods prescribed by Accounting Principles Board (APB) Opinion No. 25 and related interpretations which measure compensation cost using the intrinsic value method. Had compensation cost for HMN's stock-based plan been determined in accordance with the fair value method recommended by SFAS No. 123, HMN's net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

	Quarter Ended March 31, 2003	Quarter Ended March 31, 2002

Net income:
As reported 9;	$1,389,540	1,967,972
Deduct: Total stock-based employee
Compensation expense determined
under fair value based method for all
awards, net of related tax effects	10,128	10,524

Pro forma 9;	1,379,412	1,957,448
Earnings per common share:
As reported:
Basic 9;	$0.37	0.53
Diluted 9;	0.36	0.50
Pro forma:
Basic	0.37	0.52
Diluted	0.35	0.50

(14) Business Segments

HMN's wholly owned subsidiary, Home Federal Savings Bank has been identified as reportable operating segment in accordance with the provisions of SFAS 131.

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

(Dollars in thousands)	Home Federal Savings Bank	Other	Eliminations	Consolidated Total

At or for the quarter ended March 31, 2003:
Interest income - external customers	$10,421	50	0	10,471
Non-interest income - external customers	2,926	0	0	2,926
Earnings (losses) on limited partnerships	(356)	1	0	(355)
Intersegment interest income	27	13	(40)	0
Intersegment non-interest income	269	1,385	(1,654)	0
Intersegment loan loss provision	200	0	(200)	0
Interest expense	4,990	0	(40)	4,950
Amortization of mortgage servicing rights and net valuation adjustments	863	3	(75)	791
Other non-interest expense	4,368	133	(78)	4,423
Income tax expense (benefit)	700	(76)	0	624
Minority interest	0	0	0	0
Net income (loss)	1,303	1,388	(1,301)	1,390
Goodwill	3,801	0	0	3,801
Total assets	767,355	75,135	(81,091)	761,399
Net interest margin	3.18%	NM	NM	3.20%
Return on average assets (annualized)	0.76%	NM	NM	0.76%
Return on average realized common equity (annualized)	8.27%	NM	NM	7.21%
At or for the quarter ended March 31, 2002:
Interest income - external customers	$11,033	108	0	11,141
Non-interest income - external customers	1,860	25	0	1,885
Earnings on limited partnerships	361	18	0	379
Intersegment interest income	316	0	(316)	0
Intersegment non-interest income	280	1,913	(2,193)	0
Interest expense	6,006	0	(316)	5,690
Amortization of mortgage servicing rights and net valuation adjustments	243	0	(32)	211
Other non-interest expense	3,962	139	(166)	3,935
Income tax expense (benefit)	883	(43)	0	840
Minority interest	41	0	0	41
Net income (loss)	1,995	1,968	(1,995)	1,968
Goodwill	3,801	0	0	3,801
Total assets	739,327	73,434	(93,980)	718,781
Net interest margin	3.22%	NM	NM	3.23%
Return on average assets (annualized)	1.03%	NM	NM	1.11%
Return on average realized common equity (annualized)	12.51%	NM	NM	10.92%

NM - Not meaningful

HMN FINANCIAL, INC.
Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Information

This quarterly report and other reports filed with the Securities and Exchange Commission may contain "forward-looking" statements that deal with future results, plans or performance. In addition, HMN's management may make such statements orally to the media, or to securities analysts, investors or others. Forward looking statements deal with matters that do not relate strictly to historical facts. HMN's future results may differ materially from historical performance and forward-looking statements about HMN's expected financial results or other plans are subject to a number of risks and uncertainties. These include but are not limited to possible legislative changes and adverse economic, business and competitive developments such as shrinking interest margins; deposit outflows; reduced demand for financial services and loan products; changes in accounting policies and guidelines, or monetary and fiscal policies of the federal government; changes in credit and other risks posed by HMN's loan and investment portfolios; technological, computer-related or operational difficulties; adverse changes in securities markets; results of litigation or other significant uncertainties.

General

HMN's net income is dependent primarily on its net interest income, which is the difference between interest earned on its loans and investments and the interest paid on interest-bearing liabilities. Net interest income is determined by (i) the difference between the yield earned on interest-earning assets and rates paid on interest-bearing liabilities (interest rate spread) and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities. HMN's interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. Net interest margin is calculated by dividing net interest income by the average interest-earning assets and is normally expressed as a percentage. Net interest income and net interest margin are affected by changes in interest rates, the volume and the mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. HMN's net income is also affected by the generation of non-interest income, which primarily consists of gains or losses from the sale of securities, gains from the sale of loans, service charges, fees, earnings or losses on limited partnership investments, and other income. In addition, net income is affected by the level of operating expenses, provisions made for loan losses and amortization and valuation adjustments required on mortgage servicing assets.

The operations of financial institutions, including the Bank, are significantly affected by prevailing economic conditions, competition and the monetary and fiscal policies of governmental agencies. Lending activities are influenced by the demand for and supply of single family and commercial properties, competition among lenders, the level of interest rates and the availability of funds. Deposit flows and costs of funds are influenced by prevailing market rates of interest primarily on competing investments, account maturities and the levels of personal income and savings in the market area of the Bank. The interest rates charged by the FHLB on advances to the Bank also have a significant impact on the Bank's overall cost of funds.

Critical Accounting Policies

Critical accounting policies are those policies that management believes are the most important to the portrayal of the company's financial condition and operating results that require difficult, subjective, or complex judgment. These judgments are often the result of the need to make estimates about the effect of matters that are inherently uncertain and therefore actual results could differ significantly from the estimates used. Management considers the following items to be the critical accounting policies of HMN.

                    Allowance for Loan Losses and Related Provision

The allowance for loan losses is based on periodic analysis of the loan portfolio by management. In this analysis, management considers factors including, but not limited to, specific occurrences that include loan impairment, changes in the size of the portfolios, general economic conditions, loan portfolio composition, and historical experience. The allowance for loan losses is established for known problem loans, as well as for loans which are not currently known to require specific allowances. Loans are charged off to the extent they are deemed to be uncollectible. The adequacy of the allowance for loan losses is dependent upon management's estimates of variables affecting valuation, appraisals of collateral, evaluations of performance and status, and the amounts and timing of future cash flows expected to be received on impaired loans. Such estimates, appraisals, evaluations and cash flows may be subject to frequent adjustments due to changing economic prospects of borrowers or properties. The estimates are reviewed periodically and adjustments, if any, are recorded in the provision for loan losses in the periods in which the adjustments become known. Although management believes that the allowance for loan losses is maintained at an amount considered adequate to provide for probable loan losses inherent in the portfolio as of the balance sheet dates, future adjustments to the provision for loan losses may be necessary if conditions differ substantially from those in the assumptions used to determine the allowance for loan losses.

                    Mortgage Servicing Rights

Mortgage servicing rights are capitalized and amortized in proportion to, and over the period of, estimated net servicing income. HMN periodically evaluates its capitalized mortgage servicing rights for impairment. Loan type and note rate are the predominant risk characteristics of the underlying loans used to stratify capitalized mortgage servicing rights for purposes of measuring impairment. The valuation of the mortgage servicing rights is based on the estimated prepayment speeds and default rates of the stratified portfolio. Changes in the mix of loans, interest rates, prepayment speeds, or default rates from the estimates used in the valuation of the mortgage servicing rights may have a material effect on the amortization and valuation of mortgage servicing rights. Although management believes that the assumptions used and the values determined are reasonable, future adjustments may be necessary if economic conditions differ substantially from the economic conditions in the assumptions used to determine the value of the servicing rights. Refer to the "Mortgage servicing rights, net" line item in the market risk table on page 22 for an indication of how the value of mortgage servicing rights may change in relation to changes in interest rates.

                    Investment in Limited Partnerships

HMN has investments in limited partnerships which invest in mortgage servicing assets, the common stock of other financial institutions, and low to moderate income housing projects which generate tax credits for HMN. HMN generally accounts for the earnings or losses from the limited partnerships on the equity method. The valuation of the limited partnership that invested in mortgage servicing rights is determined using similar estimates and assumptions as outlined in the mortgage servicing rights paragraph above. Refer to the "Investments in limited partnerships" line item in the market risk table on page 22 for an indication of how the value of investments in limited partnerships may change in relation to changes in interest rates.

                    Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. These calculations are based on many complex factors including estimates of the timing of reversals of temporary differences, the interpretation of federal and state income tax laws, and a determination of the differences between the tax and the financial reporting basis of assets and liabilities. Actual results could differ significantly from the estimates and interpretations used in determining the current and deferred income tax liabilities.

Net Income

HMN's net income for the first quarter of 2003 was $1.4 million, a decrease of $578,000, or 29.4%, compared to net income of $2.0 million for the first quarter of 2002. Basic earnings per share were $0.37 for the quarter ended March 31, 2003, a decrease of $0.16 per share, from $0.53 basic earnings per share for the same quarter of 2002. Diluted earnings per share were $0.36 for the first quarter of 2003, a decrease of $0.14 from $0.50 diluted earnings per share for the first quarter of 2002.

Net Interest Income

Net interest income was $5.5 million for the first quarter of 2003, an increase of $71,000, or 1.3%, compared to $5.5 million for the first quarter of 2002. Interest income was $10.5 million for the first quarter of 2003, a decrease of $670,000, or 6.0%, from $11.1 million for the first quarter of 2002. Interest income decreased by $933,000 because the yield earned on interest earning assets decreased from the first quarter of 2002 to the first quarter of 2003. During the fourth quarter of 2002, the Federal Reserve reduced the Federal Funds interest rate and the Wall Street Journal prime rate decreased by 0.50%. As a result, loans with rates that were indexed to prime, such as commercial loans and consumer lines of credit, earned less interest income. Interest income increased by $263,000 due to a $15.8 million net increase in the average interest-earning assets from the first quarter of 2002 to the first quarter of 2003. The increase in average interest-earning assets was primarily the result of the growth in commercial and multi-family loans. The yield earned on interest-earning assets decreased from 6.60% at March 31, 2002 to 6.07% at March 31, 2003.

Interest expense was $4.9 million for the first quarter of 2003, a decrease of $740,000, or 13.0%, compared to $5.7 million for the first quarter of 2002. Interest expense on deposits decreased by $820,000 due to decreased interest rates paid on certificates and other deposit products. Interest expense increased by $177,000 due to an increase in the average outstanding balance of deposits. Interest expense on Federal Home Loan Bank advances decreased by $80,000 due to decreased interest rates paid and by $18,000 due to a decrease in the average outstanding balance of advances. The average interest rate paid on average interest-bearing liabilities was 3.08% during the first quarter of 2003, compared to 3.64% for the first quarter of 2002.

Net interest margin (net interest income divided by average interest earning assets) for the first quarter of 2003 was 3.20%, a decrease of 3 basis points, compared to 3.23% for the first quarter of 2002.

Provision for Loan Losses

The provision for loan losses was $865,000 for the first quarter of 2003, an increase of $145,000, from $720,000 for the first quarter of 2002. The provision for loan losses increased primarily due to the $45 million in growth that was experienced during the first quarter of 2003 in the commercial and multi-family loan portfolios which generally require a larger provision due to the greater inherent credit risk of these loans. The provision also increased because of downgrades in the risk ratings of two nonresidential commercial loans during the first quarter of 2003. The provision for loan losses and the related allowance is considered a critical accounting policy of HMN. It is determined based on management's evaluation of the loan portfolio, historic level of non-performing loans, loan charge-off experience, and its assessment of the general economic conditions in the geographic area where properties securing the loan portfolio are located such as national and regional unemployment data, local single family construction permits and local economic growth rates. Management's evaluation of probable losses inherent in the loan portfolio revealed conditions that resulted in increasing the 2003 loan loss provision compared to the provision for 2002. HMN will continue to monitor its allowance for losses and adjust it as conditions dictate. Future economic conditions and other unknown factors will impact the need for future provisions for loan losses. As a result, no assurances can be given that increases in the allowance for loan losses will not be required during future periods.

A reconciliation of HMN's allowance for loan losses is summarized as follows:

	2003	2002

Balance at January 1,	$4,824,217	3,783,112
Provision	865,000	720,000
Charged off	(39,103)	(61,096)
Recoveries	8,199	1,761

Balance at March 31,	5,658,313	4,443,777

Non-Interest Income

Non-interest income was $2.6 million for the first quarter of 2003, an increase of $307,000, or 13.6%, from $2.3 million for the first quarter of 2002. Non-interest income increased by $572,000 due to increased gains on securities, $421,000 due to increased gains on the sale of loans and $57,000 because of increased mortgage servicing fees. The increase in non-interest income was partially offset by a $734,000 decrease in the earnings in limited partnerships. Interest rates on mortgage loans decreased during the first quarter of 2003 which caused the value of HMN's investment in a limited partnership which owns mortgage loan servicing assets to decrease in value. The value of servicing rights generally decreases when mortgage rates decrease because of the anticipated increase in prepayments expected to be received on the mortgage servicing assets. HMN has been informed by the general partner that no liquidation distributions will be made to the limited partners when the servicing assets are sold because of the decreased value of the servicing. Therefore, the investment balance of this limited partnership was reduced to zero at March 31, 2003.

Non-Interest Expense

Non-interest expense was $5.2 million for the first quarter of 2003, an increase of $1.1 million, or 25.8%, from $4.1 million for the first quarter of 2002. Occupancy expense increased by $150,000, or 22.3%, due primarily to the costs associated with maintaining three additional facilities, amortization expense on mortgage servicing rights increased by $579,000 because of increased prepayments on the mortgage loans being serviced and because of a decrease in the value of the servicing rights caused by the decrease in interest rates. Compensation expense increased by $328,000 due to costs associated with a separation agreement with a former executive officer and because of annual payroll and health insurance cost increases. Income tax expense decreased by $216,000 primarily because of reduced taxable income.

Non-Performing Assets

The following table sets forth the amounts and categories of non-performing assets in the Bank's portfolio at March 31, 2003 and December 31, 2002.

	March 31,	December 31,
(Dollars in Thousands)	2003	2002

Non-Accruing Loans
One-to-four family real estate	$1,127	695
Commercial real estate	2,543	1,719
Consumer	504	495
Commercial business	538	427

Total	4,712	3,336
Accruing loans delinquent 90 days or more	0	171
Other assets	866	866
Foreclosed and Repossessed Assets
One-to-four family real estate	492	300
Commercial real estate	80	127
Consumer	19	107

Total non-performing assets	$6,169	$4,907

Total as a percentage of total assets	0.81%	0.67%

Total non-performing loans	$4,712	$3,507

Total as a percentage of total loans receivable, net	0.82%	0.66%

Allowance for loan loss to non-performing loans	120.08%	134.60%

Total non-performing assets at March 31, 2003 were $6.2 million, an increase of $1.3 million, from $4.9 million at December 31, 2002. The increase in non-performing assets relates primarily to one commercial real estate loan and four single-family loans that became non-accruing during the first quarter of 2003. During the first quarter of 2003, the following activity occurred related to non-accruing loans: $1,968,000 of loans were transferred in, $8,000 were transferred out to foreclosed and repossessed assets, $584,000 were transferred out to performing loans. During the same period $171,000 of accruing loans delinquent 90 days or more were transferred to performing status.

Dividends

On April 22, 2003 HMN declared a cash dividend of $0.18 per share, payable on June 9, 2003 to shareholders of record on May 22, 2003.

During the first quarter of 2003, HMN declared and paid dividends as follows:

Record date                 Payable date         Dividend per share     Dividend Payout Ratio

February 21, 2003     March 7, 2003             $0.18                         64.29%

The annualized dividend payout ratio for the past four quarters, ending with the June 9, 2003 payment will be 61.02%.

The declaration of dividends are subject to, among other things, HMN's financial condition and results of operations, the Bank's compliance with its regulatory capital requirements, including the fully phased-in capital requirements, tax considerations, industry standards, economic conditions, regulatory restrictions, general business practices and other factors.

Liquidity

For the quarter ended March 31, 2003, the net cash provided by operating activities was $6.1 million. HMN collected $37.8 million from the sale of securities and $14.3 million in principal repayments on securities during the quarter. It purchased $20.7 million in securities and paid out $46.8 million relating to an increase in net loans receivable. It purchased premises and equipment of $389,000 million and received $221,000 in proceeds from the sale of fixed assets. HMN had a net increase in deposit balances of $15.1 million during the quarter. It received net proceeds of $269,000 from increased advance payments from borrowers for taxes and insurance. HMN received $221,000 related to the exercise of HMN stock options. HMN paid $670,000 in dividends to its shareholders and $1.4 million to purchase treasury stock.

HMN has certificates of deposits with outstanding balances of $125.2 million that come due over the next 12 months. Based upon past experience management anticipates that the majority of the deposits will renew for another term. HMN believes that deposits which do not renew will be replaced with deposits from other customers, or funded with advances from the FHLB, or will be funded through the sale of securities. Management does not anticipate that it will have a liquidity problem due to maturing deposits.

HMN has $115.9 million of FHLB advances that mature after March 31, 2003 but have call features that can be exercised by the FHLB during the next 12 months. If the call features are exercised HMN has the option of requesting any advance otherwise available to it pursuant to the credit policy of the FHLB. Since HMN has the ability to request another advance to replace the advance that is being called, management does not anticipate that it will have a liquidity problem due to advances being called by the FHLB during the next 12 month period.

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

HMN utilizes a model that uses the discounted cash flows from its interest-earning assets and its interest-bearing liabilities to calculate the current market value of those assets and liabilities. The model also calculates the changes in market value of the interest-earning assets and interest-bearing liabilities due to different interest rate changes. HMN believes that over the next twelve months interest rates could conceivably fluctuate in a range of 200 basis points up or 100 basis points down from where the rates were at March 31, 2003. HMN does not have a trading portfolio. The following table discloses the projected changes in market value to HMN's interest-earning assets and interest-bearing liabilities based upon incremental 100 basis point changes in interest rates from interest rates in effect on March 31, 2003.

Other than trading portfolio	Market Value

(Dollars in thousands) Basis point change in interest rates	-100	0	+100	+200

Cash and cash equivalents	$32,801	32,795	32,751	32,725
Securities available for sale:
Fixed-rate CMOs	3,938	3,932	3,927	3,877
Variable-rate CMOs	10,117	10,116	10,128	9,940
Fixed-rate available for sale mortgage- backed and related securities	888	881	867	847
Variable-rate available for sale mortgage- backed and related securities	120	120	119	118
Fixed-rate available for sale other marketable securities	85,492	83,876	82,142	80,519
Variable-rate available for sale other marketable securities	112	107	105	105
Federal Home Loan Bank stock	12,479	11,881	11,348	10,836
Loans held for sale	13,568	12,999	12,666	12,473
Loans receivable, net:
Fixed-rate real estate loans	196,666	194,271	190,598	186,118
Variable-rate real estate loans	187,844	184,078	179,963	176,405
Fixed-rate other loans	98,979	97,752	95,867	94,162
Variable-rate other loans	126,040	123,985	120,610	119,447
Mortgage servicing rights, net	1,631	2,838	4,350	4,988
Investment in limited partnerships	524	507	495	482

Total market risk sensitive assets	771,199	760,138	745,936	733,042

NOW deposits	71,195	71,195	71,195	71,195
Passbook deposits	40,678	40,678	40,678	40,678
Money market deposits	64,392	64,392	64,392	64,392
Certificate deposits	280,334	276,749	273,246	269,445
Federal Home Loan Bank:
Fixed-rate advances	195,221	188,514	182,130	182,122
Variable-rate advances	30,025	29,971	29,943	29,915

Total market risk sensitive liabilities	681,845	671,499	661,584	657,747

Off-balance sheet financial instruments:
Commitments to extend credit	2,354	0	(1,015)	(1,737)
Commitments to sell or deliver loans	(1,883)	0	818	1,397

Net market risk	$88,883	88,639	84,549	75,635

Percentage change from current market value	$0.28%	0.00%	(4.61)%	(14.67)%

The preceding table was prepared utilizing the following assumptions (the "Model Assumptions") regarding prepayment and decay ratios which were determined by management based upon their review of historical prepayment speeds and future prepayment projections. Fixed rate loans were assumed to prepay at annual rates of between 9% to 49%, depending on the coupon and period to maturity. Adjustable rate mortgages ("ARMs") were assumed to prepay at annual rates of between 12% and 33%, depending on coupon and the period to maturity. Growing Equity Mortgage ("GEM") loans were assumed to prepay at annual rates of between 8% and 54% depending on the coupon and the period to maturity. Mortgage-backed securities and Collateralized Mortgage Obligations ("CMOs") were projected to have prepayments based upon the underlying collateral securing the instrument and the related cash flow priority of the CMO tranche owned. Certificate accounts were assumed not to be withdrawn until maturity. Passbook and money market accounts were assumed to decay at an annual rate of 10%. FHLB advances were projected to be called at the first call date where the projected interest rate on similar remaining term advances exceeded the interest rate on HMN's callable advance.

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

Asset/Liability Management

HMN's management reviews the impact that changing interest rates will have on its net interest income projected for the twelve months following March 31, 2003 to determine if its current level of interest rate risk is acceptable. The following table projects the estimated annual impact on net interest income of immediate interest rate changes called rate shocks.

Rate Shock in Basis Points	Net Interest Income	Percentage Change

+200	$23,694,000	9.77%
+100	22,624,000	4.81%
0	21,585,000	0.00%
-100	19,655,000	(8.94)%

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

Item 4: Controls and Procedures

Evaluation of disclosure controls and procedures. The Company's principal executive officer and its principal financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) on May 7, 2003, have concluded that, as of such date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

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

ITEM 4. Submission of Matters to a Vote of Security Holders.

None.

ITEM 5. Other Information.

The information under this Item is being provided as required by Item 11 of Form 8-K. Participants in the Bank's 401(k) Plan were subject to a "blackout period," as defined in Regulation BTR (Blackout Trading Restriction) as a result of the transition of the plan administrator. The blackout period commenced on March 25, 2003 and ended on April 14, 2003.

During the blackout period, the ability of all participants in the affected plans to purchase, sell, or otherwise acquire or transfer an interest in plan assets, to make changes in investment options and to initiate distributions or loans was suspended. The ability of the HMN Directors and Officers to purchase, sell, or otherwise transfer (with the exception of transfers involving bona fide gifts) any equity securities of the HMN (or derivative securities of those equity securities) was also suspended. All of HMN's equity securities, namely, HMN's Common Stock, were subject to the blackout period. The person designated by HMN to respond to inquiries about the blackout period was Jeanne Parker (507) 535-1260.

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

                                                                        HMN FINANCIAL, INC.
                                                                        Registrant

Date: May 12, 2003                                         /s/ Michael McNeil
                                                                        Michael McNeil,
                                                                        President
                                                                        Principal Executive Officer)

Date: May 12, 2003                                          /s/ Jon Eberle
                                                                        Jon Eberle,
                                                                        Interim Chief Financial Officer
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

Date: May 12, 2003                                                     By   /s/ Michael McNeil
                                                                                    President/Chief Executive Officer

CERTIFICATIONS

I, Jon Eberle, Interim Chief Financial Officer and Controller, certify that:

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

Date: May 12, 2003                                                 By    /s/ Jon Eberle
                                                                                Interim Chief Financial Officer and Controller

HMN FINANCIAL, INC.

INDEX TO EXHIBITS

FOR FORM 10-Q

Sequential
		Reference	Page Numbering
Regulation		to Prior	Where Attached
S-K		Filing or	Exhibits Are
Exhibit		Exhibit	Located in This
Number	Document Attached Hereto	Number	Form 10-Q Report

3.1	Amended and Restated Articles of Incorporation	*1	N/A

3.2	Amended and Restated By-laws	*2	N/A

4	Form of Common Stock including indentures	*3	N/A

99.1	Certification Pursuant to 18 U.S.C. Section 1350 by Michael McNeil	99.1	Filed Electronically

99.2	Certification Pursuant to 18 U.S.C. Section 1350 by Jon Eberle	99.2	Filed Electronically

*1	Incorporated by reference to the same numbered exhibit to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1998 (File No. 0-24100).

*2	Incorporated by reference to the same numbered exhibit to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997 (File 0-24100).

*3	Incorporated by reference to the same numbered exhibit to the Company's Registration Statement on Form S-1 dated April 1, 1994 (File No. 33-77212).