Form 10-Q
period 2003-06-30
HMN FINANCIAL INC
filed 2003-08-13
CIK 921183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

    Yes (X)     No (   )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

    Yes (   )     No (X )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2003
Common stock, $0.01 par value	4,456,910

1

HMN FINANCIAL, INC.
CONTENTS

PART I - FINANCIAL INFORMATION

Page
Item 1: Financial Statements (unaudited)
Consolidated Balance Sheets at June 30, 2003 and December 31, 2002	3
Consolidated Statements of Income for the Three Months Ended and Six Months Ended June 30, 2003 and 2002	4
Consolidated Statements of Comprehensive Income for the Three Months Ended and Six Months Ended June 30, 2003 and 2002	5
Consolidated Statement of Stockholders' Equity for the Six Month Period Ended June 30, 2003	5
Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2003 and 2002	6
Notes to Consolidated Financial Statements	7-16
Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations	17-25
Item 3: Quantitative and Qualitative Disclosures about Market Risk
Discussion included in Item 2 under Market Risk	22
Item 4: Controls and Procedures	25
PART II - OTHER INFORMATION
Item 1: Legal Proceedings	26
Item 2: Changes in Securities and Use of Proceeds	26-27
Item 3: Defaults Upon Senior Securities	26
Item 4: Submission of Matters to a Vote of Security Holders	26
Item 5: Other Information	27
Item 6: Exhibits and Reports on Form 8-K	27
Signatures	28

Part I - FINANCIAL INFORMATION

Item 1: Financial Statements
HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited)

	June 30, 2003	December 31, 2002

Assets
Cash and cash equivalents	$20,592,743	27,729,007
Securities available for sale:
Mortgage-backed and related securities
(amortized cost $21,238,966 and $51,677,294)	21,120,738	51,895,832
Other marketable securities
(amortized cost $82,586,128 and $67,282,379)	84,510,254	69,501,417

	105,630,992	121,397,249

Loans held for sale	13,855,160	15,126,509
Loans receivable, net	606,930,531	533,905,652
Accrued interest receivable	3,302,099	3,050,636
Real estate, net	706,375	426,691
Federal Home Loan Bank stock, at cost	11,965,000	11,880,500
Mortgage servicing rights, net	2,447,952	2,691,031
Premises and equipment, net	12,591,030	12,875,816
Investment in limited partnerships	537,606	862,666
Goodwill	3,800,938	3,800,938
Core deposit intangible	505,730	561,331
Prepaid expenses and other assets	2,331,659	3,214,792
Due from brokers/trustees	712,100	0

Total assets	$785,909,915	737,522,818

Liabilities and Stockholders' Equity
Deposits	$463,185,005	432,951,462
Federal Home Loan Bank advances	235,300,000	218,300,000
Accrued interest payable	419,501	849,427
Advance payments by borrowers for taxes and insurance	620,416	707,213
Accrued expenses and other liabilities	7,999,274	7,614,406
Deferred tax liabilities	1,233,300	1,456,600

Total liabilities	708,757,496	661,879,108
Commitments and contingencies
Minority interest	(369,401)	(420,846)
Stockholders' equity:
Serial preferred stock ($.01 par value):
Authorized 500,000 shares; issued and outstanding none	0	0
Common stock ($.01 par value):
Authorized 11,000,000; issued shares 9,128,662	91,287	91,287
Additional paid-in capital	57,930,389	58,885,279
Retained earnings, subject to certain restrictions	81,728,909	79,660,481
Accumulated other comprehensive income	1,167,597	1,575,577
Unearned employee stock ownership plan shares	(4,834,671)	(4,931,385)
Treasury stock, at cost 4,683,752 and 4,722,856 shares	(58,561,691)	(59,216,683)

Total stockholders' equity	77,521,820	76,064,556

Total liabilities and stockholders' equity	$785,909,915	737,522,818

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Interest income:
Loans receivable	$10,243,717	9,019,269	19,883,641	18,768,775
Securities available for sale:
Mortgage-backed and related	(39,454)	554,104	102,759	1,012,165
Other marketable	690,848	704,003	1,252,067	1,436,796
Cash equivalents	56,980	168,773	85,897	259,352
Other	84,033	65,040	182,684	174,702

Total interest income	11,036,124	10,511,189	21,507,048	21,651,790

Interest expense:
Deposits	2,492,554	2,633,678	4,963,817	5,747,225
Federal Home Loan Bank advances	2,615,630	2,594,935	5,094,302	5,171,798

Total interest expense	5,108,184	5,228,613	10,058,119	10,919,023

Net interest income	5,927,940	5,282,576	11,448,929	10,732,767
Provision for loan losses	490,000	310,000	1,355,000	1,030,000

Net interest income after provision for loan losses	5,437,940	4,972,576	10,093,929	9,702,767

Non-interest income:
Fees and service charges	555,036	390,352	987,176	794,161
Mortgage servicing fees	238,729	177,229	455,305	337,162
Securities gains, net	224,751	26,583	815,786	45,508
Gains on sales of loans	1,526,558	498,469	2,991,790	1,543,029
Earnings (losses) in limited partnerships	31,528	(51,946)	(323,314)	326,975
Other	114,694	150,914	335,794	408,980

Total non-interest income	2,691,296	1,191,601	5,262,537	3,455,815

Non-interest expense:
Compensation and benefits	2,027,572	2,068,560	4,307,074	4,020,044
Occupancy	769,518	726,261	1,593,317	1,409,688
Federal deposit insurance premiums	17,855	18,671	36,791	38,107
Advertising	100,988	146,537	185,852	289,082
Data processing	289,938	286,925	561,046	551,384
Amortization of mortgage servicing rights, net of valuation adjustments and servicing costs	1,108,101	171,104	1,898,631	382,306
Other	867,136	1,107,948	1,811,687	1,981,054

Total non-interest expense	5,181,108	4,526,006	10,394,398	8,671,665

Income before income tax expense	2,948,128	1,638,171	4,962,068	4,486,917
Income tax expense	917,900	485,100	1,542,300	1,325,200

Income before minority interest	2,030,228	1,153,071	3,419,768	3,161,717
Minority interest	0	(114,968)	0	(74,294)

Net income	$2,030,228	1,268,039	3,419,768	3,236,011

Basic earnings per share	$0.54	0.34	0.91	0.87

Diluted earnings per share	$0.52	0.32	0.87	0.82

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
For the Three and Six Months Ended June 30, 2003 and 2002
(unaudited)

		Three Months Ended June 30,
		2003			2002

Net income	$			2,030,228			1,268,039
Other comprehensive income, net of tax:
Unrealized losses on hedging valuation		0			(13,563)
Less: minority interest in hedging valuation		0			(8,116)

Net unrealized losses on hedging valuation			0			(5,447)
Unrealized gains on securities:
Unrealized holding gains (losses) arising during period		598,561			(598,418)
Less: reclassification adjustment for gains
included in net income		145,351			17,184

Net unrealized gains (losses) on securities			453,210			(615,602)

Other comprehensive income (loss)				453,210			(621,049)

Comprehensive income	$			2,483,438			646,990

		Six Months Ended June 30,
		2003			2002

Net income	$			3,419,768			3,236,011
Other comprehensive income, net of tax:
Unrealized losses on hedging valuation		0			(35,795)
Less: minority interest in hedging valuation		0			(21,950)

Net unrealized losses on hedging valuation			0			(13,845)
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period		119,406			(515,700)
Less: reclassification adjustment for gains
included in net income		527,386			29,408

Net unrealized losses on securities			(407,980)			(545,108)

Other comprehensive loss				(407,980)			(558,953)

Comprehensive income	$			3,011,788			2,677,058

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
For the Six-Month Period Ended June 30, 2003
(unaudited)

					Unearned
					Employee
				Accumulated	Stock		Total
		Additional		Other	Ownership		Stock-
	Common	Paid-in	Retained	Comprehensive	Plan	Treasury	Holders'
	Stock	Capital	Earnings	Income (Loss)	Shares	Stock	Equity

Balance, December 31, 2002	$ 91,287	58,885,279	79,660,481	1,575,577	(4,931,385)	(59,216,683)	76,064,556
Net income			3,419,768				3,419,768
Other comprehensive loss				(407,980)			(407,980)
Treasury stock purchases						(1,384,560)	(1,384,560)
Employee stock options
exercised		(1,163,247)				2,039,552	876,305
Tax benefits of exercised
stock options		136,001					136,001
Dividends paid			(1,351,340)				(1,351,340)
Earned employee stock
ownership plan shares		72,356			96,714		169,070

Balance, June 30, 2003	$ 91,287	57,930,389	81,728,909	1,167,597	(4,834,671)	(58,561,691)	77,521,820

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,

	2003	2002

Cash flows from operating activities:
Net income	$3,419,768	3,236,011
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	1,355,000	1,030,000
Depreciation	799,618	620,765
Amortization of premiums, net	440,052	100,001
Amortization of deferred loan fees	(196,435)	(415,631)
Amortization of core deposit intangible	55,601	62,089
Amortization of mortgage servicing rights and net valuation and servicing costs	1,898,631	382,306
Capitalized mortgage servicing rights	(1,438,635)	(850,643)
Deferred income taxes	0	(104,400)
Securities gains, net	(815,786)	(45,508)
Gains on sales of real estate	(117,042)	0
Gain on sales of loans	(2,991,790)	(1,543,029)
Proceeds from sale of loans held for sale	165,333,116	167,703,663
Disbursements on loans held for sale	(158,242,116)	(105,746,755)
Principal collected on loans held for sale	11,521	87,982
Amortization of restricted stock awards	0	7,350
Amortization of unearned ESOP shares	96,714	96,714
Earned employee stock ownership shares priced above original cost	72,356	67,157
Decrease (increase) in accrued interest receivable	(251,463)	224,502
Decrease in accrued interest payable	(429,926)	(292,074)
Equity (earnings) losses of limited partnerships	323,314	(326,975)
Equity losses of minority interest	0	(74,294)
Increase in other assets	(367,797)	(489,476)
Increase (decrease) in other liabilities	1,221,906	(1,461,835)
Other, net	83,512	2,051

Net cash provided by operating activities	10,260,119	62,269,971

Cash flows from investing activities:
Proceeds from sales of securities available for sale	38,718,290	3,566,891
Principal collected on securities available for sale	23,346,740	10,427,472
Proceeds collected on maturity of securities available for sale	0	12,400,000
Purchases of securities available for sale	(46,491,697)	(40,055,856)
Purchase of Federal Home Loan Bank Stock	(84,500)	0
Net increase in loans receivable	(77,775,248)	(3,169,588)
Proceeds from sale of premises	221,313	0
Purchases of premises and equipment	(634,383)	(2,876,412)

Net cash used by investing activities	(62,699,485)	(19,707,493)

Cash flows from financing activities:
Increase (decrease) in deposits	30,249,494	(22,499,992)
Purchase of treasury stock	(1,384,560)	(658,611)
Stock options exercised	876,305	510,924
Dividends to stockholders	(1,351,340)	(1,205,394)
Proceeds from Federal Home Loan Bank advances	116,000,000	0
Repayment of Federal Home Loan Bank advances	(99,000,000)	(3,500,000)
Decrease in advance payments by borrowers for taxes and insurance	(86,797)	(383,736)

Net cash provided (used) by financing activities	45,303,102	(27,736,809)

I ncrease (decrease) in cash and cash equivalents	(7,136,264)	14,825,669
Cash and cash equivalents, beginning of period	27,729,007	23,019,553

Cash and cash equivalents, end of period	$20,592,743	37,845,222

Supplemental cash flow disclosures:
Cash paid for interest	$10,488,045	11,211,097
Cash paid for income taxes	1,152,000	1,492,500
Supplemental noncash flow disclosures:
Loans transferred to loans held for sale	3,077,578	3,621,521
Transfer of loans to real estate	533,277	224,288
Transfer of real estate to loans	16,533	0

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

June 30, 2003 and 2002

(1) HMN Financial, Inc.

HMN Financial, Inc. (HMN) is a stock savings bank holding company that owns 100 percent of Home Federal Savings Bank (the Bank or Home Federal). Home Federal has a community banking philosophy and operates retail banking facilities in Minnesota and Iowa. The Bank has two wholly owned subsidiaries, Osterud Insurance Agency, Inc. (OAI) which offers financial planning products and services and Home Federal Holding, Inc. (HFH) which is the holding company for Home Federal REIT, Inc. (HFREIT) which invests in real estate loans acquired from the Bank. HMN has another wholly owned subsidiary, Security Finance Corporation (SFC) which acts as an intermediary for the Bank in transacting like-kind property exchanges for Bank customers. The Bank has a 51% owned subsidiary, Home Federal Mortgage Services, LLC (HFMS), which was a mortgage banking and mortgage brokerage business located in Brooklyn Park, Minnesota. HFMS's brokerage and production activity stopped during the third quarter of 2002 and the Bank assumed responsibility for certain components of HFMS. The majority of HFMS's assets have been liquidated and the company will be dissolved in the second half of 2003.

The consolidated financial statements included herein are for HMN, SFC, the Bank and the Bank's consolidated entities, OAI, HFH, HFREIT and HFMS. All significant intercompany accounts and transactions have been eliminated in consolidation.

(2) Basis of Preparation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of comprehensive income, consolidated statements of stockholders' equity and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments consisting of only normal recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The statements of income for the three and six-month periods ended June 30, 2003 are not necessarily indicative of the results which may be expected for the entire year.

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to SFAS No. 123 are effective for fiscal years ending after December 15, 2002 and for condensed interim financial statements issued after December 15, 2002. HMN has not adopted the voluntary change to the fair value based method of accounting for stock-based employee compensation as of June 30, 2003. Refer to Note 13 for required disclosures relating to stock-based compensation.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 addresses consolidation by business enterprises of variable interest entities (VIEs) that have certain characteristics. It requires a business enterprise that has a controlling interest in a VIE (as defined by FIN 46) to include the assets, liabilities, and results of the activities of the VIE in the consolidated financial statements of the business enterprise. The provisions of FIN No. 46 are applicable to variable interests in VIEs created after January 31, 2003. Variable interests in VIEs created before February 1, 2003, are subject to the provisions of FIN No. 46 no later than July 1, 2003. HMN has not created or obtained a variable interest in any VIEs since January 31, 2003. The impact of adopting FIN No. 46 will not be material.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective prospectively for contracts entered into or modified after June 30, 2003, except for those provisions of the Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, which should continue to be applied in accordance with their respective effective dates. The impact of adopting SFAS No. 149 on HMN's financial condition and results of operation will not be material.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. The impact of adopting SFAS No. 150 on HMN's financial condition and results of operation will not be material.

(4) Derivative Instruments and Hedging Activities

HMN has commitments outstanding to extend credit to future borrowers that had not closed prior to the end of the quarter. These commitments are referred to as its mortgage pipeline. As commitments to originate loans enter the mortgage pipeline, generally HMN simultaneously enters into commitments to sell the mortgage pipeline into the secondary market. The commitments to originate or sell loans are derivatives. As a result of marking the mortgage pipeline and the related commitments to sell to market for the period ended June 30, 2003, HMN recorded a decrease in other assets of $508,022, a decrease in other liabilities of $433,567 and a loss on sale of loans of $74,455.

The current commitments to sell loans held for sale are derivatives that do not qualify for hedge accounting. As a result, these derivatives are marked to market. The loans held for sale that are not hedged are recorded at the lower of cost or market. As a result of marking these loans, HMN recorded a lower of cost or market adjustment of $21, a decrease in other liabilities of $46,887, and gains on sale of loans of $46,908.

(5) Comprehensive Income

Comprehensive income is defined as the change in equity during a period from transactions and other events from nonowner sources. Comprehensive income is the total of net income and other comprehensive income, which for HMN is comprised of unrealized gains and losses on securities available for sale and unrealized losses on hedging valuations.

There was no hedging valuation in the second quarter of 2003. The gross unrealized losses in hedging valuation for the second quarter of 2002 was $17,000, the income tax benefit would have been $3,000 and therefore, the net loss was $14,000. The gross minority interest in hedging valuations for the second quarter of 2002 was $8,000. The gross unrealized holding gains on securities for the second quarter of 2003 was $925,000, the income tax expense would have been $326,000 and therefore, the net gain was $599,000. The gross reclassification adjustment for the second quarter of 2003 was $225,000, the income tax expense would have been $80,000 and therefore, the net gain was $145,000. The gross unrealized holding losses on securities for the second quarter of 2002 was $916,000, the income tax benefit would have been $318,000 and therefore, the net loss was $598,000. The gross reclassification adjustment for the second quarter of 2002 was $26,000, the income tax expense would have been $9,000 and therefore, the net gain was $17,000.

There was no hedging valuation in the six month period ended June 30, 2003. The gross unrealized losses in hedging valuation for the six month period ended June 30, 2002 was $45,000, the income tax benefit would have been $9,000 and therefore, the net loss was $36,000. The gross minority interest in hedging valuation for the six month period ended June 30, 2002 was $22,000. The gross unrealized holding gains on securities for the six month period ended June 30, 2003 was $184,000, the income tax expense would have been $65,000 and therefore, the net gain was $119,000. The gross reclassification adjustment in the six month period ended June 30, 2003 was $816,000, the income tax expense would have been $289,000 and therefore, the net reclassification adjustment was $527,000. The gross unrealized holding losses on securities for the six month period ended June 30, 2002 was $814,000, the income tax benefit would have been $298,000 and therefore, the net loss was $516,000. The gross reclassification adjustment in the six month period ended June 30, 2002 was $45,000, the income tax expense would have been $16,000 and therefore, the net reclassification adjustment was $29,000.

(6) Cash Dividend

On July 23, 2003 HMN's Board of Directors announced a cash dividend of $0.20 per share, payable on September 11, 2003 to stockholders of record on August 28, 2003.

(7) Investment in Limited Partnerships

Investments in limited partnerships were as follows:

Primary partnership activity	June 30, 2003	December 31, 2002

Mortgage servicing rights	$0	349,577
Common stock of financial institutions	328,660	289,398
Low to moderate income housing	208,946	223,691

	$537,606	862,666

During the second quarter of 2003 HMN's proportionate gains from common stock investments in financial institutions was $38,027 and it recognized $6,500 of losses on the low income housing partnerships. During 2003 HMN anticipates receiving low income housing credits totaling $84,000, of which $21,000 were credited to current income tax benefits. During the second quarter of 2002 HMN's proportionate loss from a mortgage servicing partnership was $50,785, its proportionate share of gains from the common stock investments in financial institutions was $5,339 and it recognized $6,500 of losses on the low income housing partnerships. During 2002 HMN received low income housing credits totaling $84,000, of which $21,000 were credited to income tax benefits in the second quarter of 2002.

During the six-month period ended June 30, 2003 HMN's proportionate loss from a mortgage servicing partnership was $349,577, its proportionate share of gains from the common stock investments in financial institutions was $39,263 and it recognized $13,000 of losses on the low income housing partnerships. During 2003 HMN anticipates receiving low income housing credits totaling $84,000, of which $42,000 were credited to current income tax benefits. During the six-month period ended June 30, 2002 HMN's proportionate gain from a mortgage servicing partnership was $330,858, its proportionate share of gains from common stock investments in financial institutions was $23,573 and it recognized $27,456 of losses on the low income housing partnerships. During 2002 HMN received low income housing credits totaling $84,000, of which $42,000 were credited to current income tax benefits. HMN was informed by the general partner at the end of the first quarter of 2003 that no liquidation distributions would be made to the limited partners when the servicing assets are sold from the mortgage servicing partnership that invested in servicing rights because of the decreased value of the servicing. Therefore, the investment balance of that limited partnership was reduced to zero at March 31, 2003 and no additional losses are anticipated.

(8) Investment in Mortgage Servicing Rights

A summary of mortgage servicing activity is as follows:

	Six Months ended June 30, 2003	Twelve Months ended December 31, 2002	Six Months ended June 30, 2002

Mortgage servicing rights
Balance, beginning of period	$2,701,031	1,922,736	1,922,736
Originations	1,438,635	1,956,845	850,643
Sales	0	(41,532)	0

Amortization	(881,714)	(1,137,018)	(385,267)

Balance, end of period	3,257,952	2,701,031	2,388,112

Valuation reserve
Balance, beginning of period	(10,000)	(19,100)	(19,100)
Additions	(800,000)	(213,000)	0
Reductions	0	222,100	13,600

Balance, end of period	(810,000)	(10,000)	(5,500)

Mortgage servicing rights, net	$2,447,952	2,691,031	2,382,612

Fair value of mortgage servicing rights	$2,447,952	2,691,031	2,536,000

Mortgage servicing costs, which include professional services for valuing mortgage servicing rights, were $216,917 at June 30, 2003, and $10,639 and $29,344 for the six and twelve months ended in June and December 2002, respectively.

All of the loans being serviced were single family loans serviced for FNMA under the mortgage-backed security program or the individual loan sale program. The following is a summary of the risk characteristics of the loans being serviced at June 30, 2003.

	Loan Principal Balance	Weighted Average Interest Rate	Weighted Average Remaining Term	Number of Loans

Original term 30 year fixed rate	$160,876,000	6.31%	347	1,530
Original term 15 year fixed rate	223,935,000	5.66%	165	2,758
Seven year balloon	123,000	5.75%	67	1
Adjustable rate	11,502,000	4.98%	350	93

(9) Intangible Assets

The gross carrying amount of intangible assets and the associated accumulated amortization at June 30, 2003 is presented in the table below. Amortization expense for intangible assets was $497,229 for the second quarter of 2003 and $937,315 for the six months ended June 30, 2003.

	Gross			Unamortized
	Carrying	Accumulated	Valuation	Intangible
	Amount	Amortization	Adjustment	Assets

Amortized intangible assets:
Mortgage servicing rights	$5,417,864	(2,159,912)	(810,000)	2,447,952
Core deposit intangible	1,567,000	(1,061,270)	0	505,730

Total	$6,984,864	(3,221,182)	(810,000)	2,953,682

The following table indicates the estimated future amortization expense for amortized intangible assets:

	Mortgage	Core
	Servicing	Deposit
	Rights	Intangible	Total

Six months ended December 31, 2003	338,534	55,600	394,134

Year ended December 31,
2004	568,877	113,857	682,734
2005	449,662	113,857	563,519
2006	355,103	113,857	468,960
2007	280,148	108,559	388,707
2008	233,954	0	233,954

Projections of amortization are based on existing asset balances and the existing interest rate environment as of June 30, 2003. HMN's actual experiences may be significantly different depending upon changes in mortgage interest rates and other market conditions.

(10) Earnings per Share

The following table reconciles the weighted average shares outstanding and the income available to common shareholders used for basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Weighted average number of common shares outstanding used in basic earnings per common share calculation	3,763,325	3,748,052	3,755,511	3,740,500

Net dilutive effect of:
Options	175,170	223,398	166,854	209,038
Restricted stock awards	0	12	0	73

Weighted average number of shares outstanding
Adjusted for effect of dilutive securities	3,938,495	3,971,462	3,922,365	3,949,611

Income available to common shareholders	$2,030,228	1,268,039	3,419,768	3,236,011

Basic earnings per common share	$0.54	0.34	0.91	0.87

Diluted earnings per common share	$0.52	0.32	0.87	0.82

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

Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Tier I or Core Capital and Risk-Based Capital (as defined in the regulations) to total assets (as defined). Management believes, as of June 30, 2003, that the Bank meets all capital adequacy requirements to which it is subject.

Management believes that based upon the Bank's capital calculations at June 30, 2003 and other conditions consistent with the Prompt Corrective Actions Provisions of the OTS regulations, the Bank would be categorized as well capitalized.

On June 30, 2003 the Bank's tangible assets and adjusted total assets were $774.7 million and its risk-weighted assets were $598.8 million. The following table presents the Bank's capital amounts and ratios at June 30, 2003 for actual capital, required capital and excess capital including ratios in order to qualify as being well capitalized under the Prompt Corrective Actions regulations.

	Actual		Required to be Adequately Capitalized		Excess Capital		To Be Well Capitalized Under Prompt Corrective Actions Provisions

(in thousands)	Amount	Percent of Assets(1)	Amount	Percent of Assets (1)	Amount	Percent of Assets(1)	Amount	Percent of Assets(1)

Bank stockholder's equity	$69,325
Plus: Net unrealized loss on certain securities available for sale	(1,240)
Less:
Goodwill and other intangibles	4,307
Excess mortgage servicing rights	226

Tier I or core capital	63,552

Tier I capital to adjusted total assets		8.20%	$ 30,987	4.00%	$ 32,565	4.20%	$ 38,734	5.00%
Tier I capital to risk-weighted assets		10.61%	$ 23,953	4.00%	$ 39,599	6.61%	$ 35,929	6.00%
Plus: Allowable allowance for loan losses	5,051

Risk-based capital	$68,603		$ 47,905		$ 20,698		$ 59,881

Risk-based capital to risk- weighted assets		11.46%		8.00%		3.46%		10.00%
(1) Based upon the Bank's adjusted total assets for the purpose of the tangible and core capital ratios and risk-weighted assets for the purpose of the risk-based capital ratio.

The tangible capital of the Bank was in excess of the minimum 2% required at June 30, 2003 but is not reflected in the table above.

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

The Bank issued standby letters of credit which guarantee the performance of customers to third parties. The outstanding standby letters of credit expire over the next nine months and totaled approximately $2.2 million at June 30, 2003. The letters of credit were collateralized primarily with commercial real estate mortgages. Since the conditions under which the Bank is required to fund the standby letters of credit may not materialize, the cash requirements are expected to be less than the total outstanding commitments.

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

	Quarter Ended June 30, 2003	Quarter Ended June 30, 2002	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002

Net income:
As reported:	$2,030,228	1,268,039	3,419,768	3,236,011
Deduct: Total stock-based employee
compensation expense determined
under fair value based method for all
awards, net of related tax effects	10,128	10,524	20,256	21,048

Pro forma	2,020,100	1,257,515	3,399,512	3,214,963
Earnings per common share:
As reported:
Basic	$0.54	0.34	0.91	0.87
Diluted	0.52	0.32	0.87	0.82
Pro forma:
Basic	0.54	0.34	0.91	0.86
Diluted	0.51	0.32	0.87	0.81

(14) Business Segments

The Bank has been identified as a reportable operating segment in accordance with the provisions of SFAS No. 131.

SFC and HMN, the holding company, did not meet the quantitative thresholds for determining reportable segments and therefore are included in the "Other" category.

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
(Dollars in thousands)	Home Federal Savings Bank	Other	Eliminations	Consolidated Total
At or for the quarter ended June 30, 2003:
Interest income - external customers	$10,989	47	0	11,036
Non-interest income - external customers	2,493	167	0	2,660
Earnings (loss) on limited partnerships	(7)	38	0	31
Intersegment interest income	1	9	(10)	0
Intersegment non-interest income	239	1,904	(2,143)	0
Interest expense	5,118	0	(10)	5,108
Amortization of mortgage servicing rights, net valuation adjustments, and servicing costs	1,176	0	(68)	1,108
Other non-interest expense	4,028	132	(87)	4,073
Income tax expense	914	4	0	918
Net income	1,989	2,029	(1,988)	2,030
Goodwill	3,801	0	0	3,801
Total assets	780,760	77,658	(72,508)	785,910
Net interest margin	3.22%	NM	NM	3.24%
Return on average assets	1.00%	NM	NM	1.06%
Return on average realized common equity	10.97%	NM	NM	10.45%
At or for the quarter ended June 30, 2002:
Interest income - external customers	$10,418	93	0	10,511
Non-interest income - external customers	1,223	21	0	1,244
Earnings on limited partnerships	(58)	6	0	(52)
Intersegment interest income	99	0	(99)	0
Intersegment non-interest income (expense)	(19)	1,216	(1,197)	0
Interest expense	5,328	0	(99)	5,229
Amortization of mortgage servicing rights, net valuation adjustments, and servicing costs	230	0	(59)	171
Other non-interest expense	4,369	147	(162)	4,354
Income tax expense	593	(107)	0	486
Minority interest	(115)	0	0	(115)
Net income	1,028	1,216	(976)	1,268
Goodwill	3,801	0	0	3,801
Total assets	716,278	74,124	(96,729)	693,673
Net interest margin	3.04%	NM	NM	3.17%
Return on average assets	0.71%	NM	NM	0.72%
Return on average realized common equity	8.00%	NM	NM	6.75%
NM - Not meaningful

	Home Federal Savings Bank	Other	Eliminations	Consolidated Total
(Dollars in thousands)
At or for the six months ended June 30, 2003:
Interest income - external customers	$21,410	97	0	21,507
Non-interest income - external customers	5,419	167	0	5,585
Earnings (loss) on limited partnerships	(362)	39	0	(323)
Intersegment interest income	28	22	(50)	0
Intersegment non-interest income	508	3,289	(3,797)	0
Intersegment loan loss provision	200	0	(200)	0
Interest expense	10,108	0	(50)	10,058
Amortization of mortgage servicing rights, net valuation adjustments, and servicing costs	2,039	3	(143)	1,899
Other non-interest expense	8,395	265	(165)	8,495
Income tax expense (benefit)	1,613	(71)	0	1,542
Net income	3,292	3,417	(3,289)	3,420
Goodwill	3,801	0	0	3,801
Total assets	780,760	77,658	(72,508)	785,910
Net interest margin	3.20%	NM	NM	3.22%
Return on average assets	0.88%	NM	NM	0.91%
Return on average realized common equity	9.63%	NM	NM	8.84%
At or for the six months ended June 30, 2002:
Interest income - external customers	$21,451	201	0	21,652
Non-interest income - external customers	3,083	46	0	3,129
Earnings (loss) on limited partnerships	303	24	0	327
Intersegment interest income	415	0	(415)	0
Intersegment non-interest income	261	3,079	(3,340)	0
Interest expense	11,334	0	(415)	10,919
Amortization of mortgage servicing rights, net valuation adjustments, and servicing costs	473	0	(91)	382
Other non-interest expense	8,331	286	(328)	8,289
Income tax expense (benefit)	1,476	(150)	0	1,326
Minority interest	(74)	0	0	(74)
Net income	3,023	3,134	(2,921)	3,236
Goodwill	3,801	0	0	3,801
Total assets	716,278	74,124	(96,710)	693,723
Net interest margin	3.13%	NM	NM	3.20%
Return on average assets	0.90%	NM	NM	0.92%
Return on average realized common equity	10.22%	NM	NM	8.79%
NM - Not meaningful

Item 2:

HMN FINANCIAL, INC.
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

General

HMN's net income is dependent primarily on its net interest income, which is the difference between interest earned on its loans and investments and the interest paid on interest-bearing liabilities. Net interest income is determined by (i) the difference between the yield earned on interest-earning assets and rates paid on interest-bearing liabilities (interest rate spread) and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities. HMN's interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. Net interest margin is calculated by dividing net interest income by the average interest-earning assets and is normally expressed as a percentage. Net interest income and net interest margin are affected by changes in interest rates, the volume and the mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. HMN's net income is also affected by the generation of non-interest income, which primarily consists of gains from the sale of securities, gains from sale of loans, service charges, fees, earnings or losses on limited partnership investments, and other income. In addition, net income is affected by the level of operating expenses, provisions made for loan losses and impairment reserve adjustments required on mortgage servicing assets.

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

Mortgage Servicing Rights

Mortgage servicing rights are capitalized and amortized in proportion to, and over the period of, estimated net servicing income. HMN periodically evaluates its capitalized mortgage servicing rights for impairment. Loan type and note rate are the predominant risk characteristics of the underlying loans used to stratify capitalized mortgage servicing rights for purposes of measuring impairment. The valuation of the mortgage servicing rights is based on the estimated prepayment speeds and default rates of the stratified portfolio. Changes in the mix of loans, interest rates, prepayment speeds, or default rates from the estimates used in the valuation of the mortgage servicing rights may have a material effect on the amortization and valuation of mortgage servicing rights. Although management believes that the assumptions used and the values determined are reasonable, future adjustments may be necessary if economic conditions differ substantially from the economic conditions in the assumptions used to determine the value of the servicing rights. Refer to the "Mortgage servicing rights, net" line item in the market risk table on page 23 for an indication of how the value of mortgage servicing rights may change in relation to changes in interest rates.

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

Net Income

HMN's net income was $2.0 million for the second quarter of 2003, an increase of $762,000, or 60.1%, from net income of $1.3 million for the second quarter of 2002. Basic earnings per share were $0.54 for the quarter ended June 30, 2003, an increase of $0.20 per share, from $0.34 basic earnings per share for the same quarter of 2002. Diluted earnings per common share for the second quarter of 2003 were $0.52, an increase of $0.20 per share, from $0.32 diluted earnings per share for the second quarter of 2002.

Net income was $3.4 million for the six month period ended June 30, 2003, an increase of $184,000, or 5.7%, compared to net income of $3.2 million for the six month period ended June 30, 2002. Basic earnings per share were $0.91 for the six months ended June 30, 2003, an increase of $0.04, or 4.6%, from $0.87 for the same six month period in 2002. Diluted earnings per share for the six month period in 2003 were $0.87, an increase of $0.05, or 6.1%, from $0.82 for the same six month period in 2002.

Net Interest Income

Net interest income was $5.9 million for the second quarter of 2003, an increase of $645,000, or 12.2%, compared to $5.3 million for the second quarter of 2002. Interest income was $11.0 million for the second quarter of 2003, an increase of $525,000, or 5.0%, from $10.5 million for the same period in 2002. Interest income increased primarily because of an increase in interest earning assets and because of a change in the mix of assets between the periods. The increase in interest earning assets was caused primarily by the $160 million increase in commercial real estate and commercial business loans between the periods. The increase in interest income on the loan portfolio was partially offset by a decrease in investment income due to a decrease in outstanding investment balances and because of prepayments received on some mortgage backed securities that required the premium amortization on those investments to be accelerated. Interest expense was $5.1 million for the second quarter of 2003, a decrease of $120,000, or 2.3%, compared to $5.2 million for the same quarter in 2002. Interest expense decreased primarily because of a decrease in the interest rates paid on deposit accounts and because of a $28 million increase in the outstanding average balances of checking and money market accounts between the periods, which generally have lower interest rates than other deposit accounts.

Net interest margin (net interest income divided by average interest earning assets) for the second quarter of 2003 was 3.24%, a 7 basis point increase, compared to 3.17% for the second quarter of 2002.

Net interest income for the six month period ended June 30, 2003 was $11.4 million, an increase of $716,000, or 6.7%, compared to $10.7 million for the same six month period in 2002. Interest income was $21.5 million for the six month period ended June 30, 2003, a decrease of $145,000, or 0.7%, from $21.7 million for the same six month period in 2002. Interest income declined due to a reduction in interest rates on loans and investments between the periods which was almost entirely offset by the increased interest income on the $40.6 million increase in interest earning assets between the periods. Interest expense was $10.1 million for the six month period ended June 30, 2003, a decrease of $861,000, or 7.9%, from $10.9 million for the same six month period in 2002. Interest expense declined due to a decrease in the interest rates paid on deposit accounts between the periods and because of the increase in checking and money market account balances, which generally have lower interest rates than other deposit accounts

Net interest margin (net interest income divided by average interest earning assets) for the six months ended June 30, 2003, was 3.22%, an increase of 2 basis points, compared to 3.20% for the same period of 2002.

Provision for Loan Losses

The provision for loan losses for the second quarter ended June 30, 2003 was $490,000, an increase of $180,000, or 58.1%, compared to $310,000 for the second quarter of 2002. The provision for loan losses for the six months ended June 30, 2003 was $1.4 million, an increase of $325,000, or 31.6% compared to $1.0 million for the same six month period in 2002. The provision for loan losses increased primarily due to the $74 million in growth that was experienced in the commercial and consumer loan portfolios during the first six months of 2003. Commercial and consumer loans generally require a larger provision due to the greater inherent credit risk of these loans. The provision is the result of management's evaluation of the composition of the loan portfolio, the historical level of non-performing loans, loan charge-off experience, and its assessment of the general economic conditions in the geographic area where properties securing the loan portfolio are located such as national and regional unemployment data, local single family construction permits and local economic growth rates. Management's evaluation of probable losses inherent in the loan portfolio revealed conditions that resulted in increasing the 2003 loan loss provision compared to the provision for 2002. HMN will continue to monitor its allowance for losses as conditions dictate. Future economic conditions and other unknown factors will impact the need for future provisions for loan losses. As a result, no assurances can be given that increases in the allowance for loan losses will not be required during future periods

A reconciliation of HMN's allowance for loan losses is summarized as follows:

	2003	2002
Balance at January 1,	$4,824,217	$ 3,783,112
Provision	1,355,000	1,030,000
Charge-offs	(123,976)	(709,737)
Recoveries	33,228	5,445
Balance at June 30,	$ 6,088,469	$ 4,108,820

Non-Interest Income

Non-interest income was $2.7 million for the second quarter of 2003, an increase of $1.5 million, or 125.9%, from $1.2 million for the same period in 2002. Non-interest income increased by $1.0 million due to an increase in the gains recognized on the sale of single family residential loans as consumers took advantage of the low mortgage interest rates to purchase a home or refinance their existing home mortgage. Non-interest income also improved by $198,000 due to increased gains recognized on the sale of securities as securities were sold to fund a portion of the loan growth during the period. Fees and service charges increased by $165,000 between the periods due to an overdraft protection program that was implemented during the second quarter of 2003 and because of increases in the fees charged and the number of deposit accounts. Mortgage servicing fees increased by $62,000 as more loans are being serviced in 2003. Non-interest income also increased by $32,000 due to an increase in the earnings in limited partnerships between the periods, primarily because of losses in the second quarter of 2002 on the limited partnership that invests in mortgage servicing rights. The value of servicing rights generally decreases when mortgage rates decrease because of the anticipated increase in prepayments expected to be received on the mortgage servicing assets. HMN was informed by the general partner that no liquidation distributions would be made to the limited partners when the servicing assets from this limited partnership are sold because of the decreased value of the servicing. Therefore, the investment balance of this limited partnership was reduced to zero at March 31, 2003.

Non-interest income was $5.3 million for the first six months of 2003, an increase of $1.8 million, or 52.3%, from $3.5 million for the same period in 2002. Non-interest income increased by $1.4 million due to increased gains on the sale of single family loans. Low mortgage rates during the first six months of 2003 resulted in higher loan originations when compared to the first six months of 2002. Gains on the sale of securities increased by $770,000 during the period as investments were sold to fund a portion of the loan growth that was experienced during the first six months of 2003. Fee and service charge income increased by $193,000 between the two periods due to an increase in the fees charged, services offered, and the number of deposit accounts. Mortgage servicing fees increased by $118,000 between the periods because more loans were being serviced. These increases in non-interest income were partially offset by a $323,000 decrease in earnings from limited partnerships. Interest rates on mortgage loans decreased during the first six months of 2003 which caused the value of HMN's investment in a limited partnership that owns mortgage loan servicing assets to decrease in value. For a further discussion of the effect of decreasing interest rates on the valuation of the limited partnership, refer to the preceding paragraph.

Non-Interest Expense

Non-interest expense was $5.2 million for the second quarter of 2003, an increase of $655,000, or 14.5%, from $4.5 million for the same period in 2002. Amortization of mortgage servicing rights increased by $937,000 primarily due to a $640,000 impairment reserve that was established and because of increased amortization of mortgage servicing rights on single family loans that prepaid during the quarter. Other operating expenses decreased by $241,000 primarily due to a decrease in expenses related to the mortgage banking operation in Brooklyn Park, Minnesota which was phased out in the second half of 2002.

Non-interest expense was $10.4 million for the first six months of 2003, an increase of $1.7 million, or 19.9%, from $8.7 million for the same period in 2002. The increase was primarily the result of a $1.5 million increase in the amortization of mortgage servicing rights caused by record loan prepayments during the first six months of 2003 and because of an $800,000 impairment reserve established on the servicing portfolio during the period. Compensation and benefit expense increased by $287,000 due to costs associated with a separation agreement with a former executive officer and because of annual payroll and health insurance cost increases. Occupancy increased by $184,000 due to the increased number of facilities maintained during the six month period in 2003.

Income Tax Expense

Income tax expense was $918,000 for the second quarter of 2003, an increase of $433,000 compared to $485,000 for the second quarter of 2002. Income tax expense was $1.5 million for the six months ended June 30, 2003, an increase of $217,000 compared to $1.3 million for the same six month period of 2002. The increases in income taxes are primarily due to an increase in taxable income.

Non-Performing Assets

The following table sets forth the amounts and categories of non-performing assets in the Bank's portfolio at June 30, 2003 and December 31, 2002.

	June 30,	December 31,
(Dollars in Thousands)	2003	2002

Non-Accruing Loans
One-to-four family real estate	$1,448	695
Commercial real estate	2,600	1,719
Consumer	736	495
Commercial business	689	427

Total	5,473	3,336

Accruing loans delinquent 90
days or more	114	171
Other assets	600	866
Foreclosed and Repossessed Assets
One-to-four family real estate	658	300
Consumer	80	127
Commercial business	43	107

Total non-performing assets	$6,968	$4,907

Total as a percentage of total assets	0.89%	0.67%

Total non-performing loans	$5,587	$3,507

Total as a percentage of total
loans receivable, net	0.92%	0.66%

Allowance for loan loss to non-performing loans	108.97%	134.60%

Total non-performing assets at June 30, 2003 were $7.0 million, an increase of $2.1 million, or 42.0%, from $4.9 million at December 31, 2002. During the first six months of 2003 the following activity occurred related to non-accruing loans: $3,481,000 of loans were transferred in, $85,000 were transferred out to foreclosed and repossessed assets, $1,125,000 were transferred out to performing loans and $20,000 were charged off. During the same period $171,000 of accruing loans delinquent 90 days or more were transferred to performing status and $114,000 were classified as non-performing. Non-accruing single family loans increased by $753,000, non-accruing commercial real estate loans increased by $881,000, non-accruing consumer loans increased by $241,000, and non-accruing commercial business loans increased by $262,000.

Dividends

On July 23, 2003 HMN declared a cash dividend of $0.20 per share, payable on September 11, 2003 to shareholders of record on August 28, 2003.

During 2003, HMN has declared and paid dividends as follows:

Record date	Pay date	Dividend per share	Dividend Payout Ratio
February 21, 2003	March 7, 2003	$0.18	64.29%
May 23, 2003	June 9, 2003	$0.18	50.00%

The annualized dividend payout ratio for the past four quarters, ending with the September 11, 2003 payment will be 53.62%.

The declaration of dividends are subject to, among other things, HMN's financial condition and results of operations, the Bank's compliance with its regulatory capital requirements, including the fully phased-in capital requirements, tax considerations, industry standards, economic conditions, regulatory restrictions, general business practices and other factors.

Liquidity

For the six months ended June 30, 2003 the net cash provided by operating activities was $10.3 million. HMN collected $38.7 million from the sale of securities and $23.3 million from principal repayments on securities. It purchased securities available for sale of $46.5 million and premises and equipment of $634,000. Net loans receivable increased by $77.8 million due to increased loan production. HMN had a net increase in deposit balances of $30.2 million and received FHLB advance proceeds of $116.0 million for the six-month period. It paid out $99.0 million on FHLB advances and $87,000 on advance payments from borrowers for taxes and insurance. HMN received $876,000 related to the exercise of HMN stock options. HMN purchased $1.4 million of its own stock and paid $1.4 million in dividends to its shareholders.

HMN has certificates of deposits with outstanding balances of $130.4 million that come due over the next 12 months. Based upon past experience management anticipates that the majority of the deposits will renew for another term. HMN believes that deposits that do not renew will be replaced with deposits from other customers, or funded with advances from the FHLB, or will be funded through the sale of securities. Management does not anticipate that it will have a liquidity problem due to maturing deposits.

HMN has $115.9 million of FHLB advances which mature after 2003 but have call features that can be exercised by the FHLB during the next 12 months. If the call features are exercised, HMN has the option of requesting any advance otherwise available to it pursuant to the Credit Policy of the FHLB. HMN also has $30.4 million of FHLB advances that will mature during the next 12 months. Since HMN has the ability to request another advance to replace the advance that is being called or is maturing, management does not anticipate that it will have a liquidity problem due to advances being called by the FHLB during the next 12 month period.

Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. HMN's market risk arises primarily from interest rate risk inherent in its investing, lending and deposit-taking activities. Management actively monitors and manages its interest rate risk exposure.

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

HMN utilizes a model which uses the discounted cash flows from its interest-earning assets and its interest-bearing liabilities to calculate the current market value of those assets and liabilities. The model also calculates the changes in market value of the interest-earning assets and interest-bearing liabilities due to different interest rate changes. HMN believes that over the next twelve months interest rates could conceivably fluctuate in a range of 200 basis points up or 100 basis points down from where the rates were at June 30, 2003. HMN does not have a trading portfolio. The following table discloses the projected changes in market value to HMN's interest-earning assets and interest-bearing liabilities based upon incremental 100 basis point changes in interest rates from interest rates in effect on June 30, 2003.

Other than trading portfolio	Market Value
(Dollars in thousands)
Basis point change in interest rates	-100	0	+100	+200

Cash and cash equivalents	$20,608	20,593	20,578	20,563
Securities available for sale:
Fixed-rate CMOs	16,774	16,732	16,193	15,163
Variable-rate CMOs	3,932	3,928	3,926	3,941
Fixed-rate available for sale mortgage-backed and related securities #9; #9;	724	720	709	691
Variable-rate available for sale mortgage- backed and related securities	119	119	119	118
Fixed-rate available for sale other marketable securities	86,946	85,156	83,391	81,674
Variable-rate available for sale other marketable securities	111	108	104	103
Federal Home Loan Bank stock	12,638	12,043	11,485	10,963
Loans held for sale	15,815	15,801	15,788	15,775
Loans receivable, net:
Fixed-rate real estate loans	150,955	149,292	146,461	142,856
Variable-rate real estate loans	274,275	269,186	263,562	258,491
Fixed-rate other loans	93,207	92,047	90,288	88,687
Variable-rate other loans	120,704	116,398	114,673	113,467
Mortgage servicing rights, net	1,520	2,448	4,223	5,193
Investment in limited partnerships	538	538	537	537

Total market risk sensitive assets	798,866	785,109	772,037	758,222

NOW deposits	81,372	81,372	81,372	81,372
Passbook deposits	37,185	37,185	37,185	37,185
Money market deposits	70,061	70,061	70,061	70,061
Certificate deposits	284,445	280,585	276,813	276,017
Federal Home Loan Bank:
Fixed-rate advances	250,832	239,859	231,716	225,998
Variable-rate advances	5,999	5,999	5,999	5,999

Total market risk sensitive liabilities	729,894	715,061	703,146	696,632

Off-balance sheet financial instruments:
Commitments to extend credit	2,450	0	(2,320)	(3,342)
Commitments to sell or deliver loans	(2,100)	0	2,095	2,994

Net market risk	$68,622	70,048	69,116	61,938

Percentage change from current market value	$(2.04)%	0.00%	(1.33)%	(11.58)%

The preceding table was prepared utilizing the following assumptions (the "Model Assumptions") regarding prepayment and decay ratios that were determined by management based upon their review of historical prepayment speeds and future prepayment projections. Fixed rate loans were assumed to prepay at annual rates of between 9% to 52%, depending on the note rate and the period to maturity. Adjustable rate mortgages ("ARMs") were assumed to prepay at annual rates of between 18% and 30%, depending on the note rate and the period to maturity. Growing Equity Mortgage (GEM) loans were assumed to prepay at annual rates of between 8% and 52% depending on the note rate and the period to maturity. Mortgage-backed securities and Collateralized Mortgage Obligations (CMOs) were projected to have prepayments based upon the underlying collateral securing the instrument and the related cash flow priority of the CMO tranche owned. Certificate accounts were assumed not to be withdrawn until maturity. Passbook and money market accounts were assumed to decay at an annual rate of 9%. FHLB advances were projected to be called at the first call date where the projected interest rate on similar remaining term advances exceeded the interest rate on HMN's callable advance.

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

Asset/Liability Management

HMN's management reviews the impact that changing interest rates will have on its net interest income projected for the twelve months following June 30, 2003 to determine if its current level of interest rate risk is acceptable. The following table projects the estimated annual impact on net interest income of immediate interest rate changes called rate shocks.

Rate Shock in Basis Points	Net Interest Income	Percentage Change
+200	25,021	7.05% 9;
+100 9;	24,544	5.01% 9;
0	23,373	0.00% 9;
-100 9;	21,374	(8.55) % 9;

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

To the extent consistent with its interest rate spread objectives, the Bank attempts to reduce its interest rate risk and has taken a number of steps to restructure its assets and liabilities. The Bank has primarily focused its fixed rate one-to-four family residential portfolio lending program on loans with contractual terms of 10 years or less. The Bank generally follows the practice of selling all of its fixed rate single family loans with contractual terms greater than 10 years which conform to the secondary market guidelines. HMN has focused its portfolio lending on the origination of commercial loan products and consumer loans which generally have shorter weighted average terms to maturity and/or interest rates which adjust at least every three years. At times, depending on its interest rate sensitivity, the Bank may sell fixed rate single family loans with shorter contractual maturities than thirty years in order to reduce interest rate risk and record a gain on the sale of loans.

Item 4: Controls and Procedures

Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

HMN FINANCIAL, INC.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

None.

ITEM 2. Changes in Securities and Use of Proceeds.

Not applicable.

ITEM 3. Defaults Upon Senior Securities.

Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders of the Company was held on April 22, 2003 at 10:00 a.m.

The following is a record of the votes cast in the election of directors of the Company:

Term expiring in 2006:

	For	Withhold
Michael McNeil	3,520,401	325,083
Mahlon C. Schneider	3,625,764	219,720
Duane D. Benson	3,625,101	220,383

There were 0 broker non-votes and 0 abstentions for each of the directors. Accordingly the individuals named above were declared to be duly elected directors of the Company for terms to expire as stated above.

The following is a record of the votes cast in respect of the proposal to ratify the appointment of KPMG LLP as the Company's auditors for the fiscal year ending December 31, 2003.

	NUMBER	PERCENTAGE OF
	OF VOTES	VOTES ACTUALLY CAST
FOR	3,689,421	95.94%
AGAINST	149,498	3.88%
ABSTAIN	6,565	0.17%
BROKER NON-VOTE	0	0.00%

Accordingly, the proposal described above was declared to be duly adopted by the stockholders of the Company.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits and Reports on Form 8-K.

(a) Exhibits. See Index to Exhibits on page 29 of this report
    Reports on Form 8-K -

                                                            1) On April 24, 2003, HMN reported its financial results for its first fiscal quarter ended March 31, 2003.

                                                            2) On July 25, 2003, HMN reported its financial results for its second fiscal quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HMN FINANCIAL, INC.
Registrant

Date: August 13, 2003	By: /s/ Michael McNeil
Michael McNeil, President
(Principal Executive Officer)

Date: August 13, 2003 9;	By: /s/ Jon Eberle
Jon Eberle,
Interim Chief Financial Officer
(Principal Financial Officer)

HMN FINANCIAL, INC.

INDEX TO EXHIBITS

FOR FORM 10-Q

 9; 9; 9;
Regulation S-K Exhibit Number	Document Attached Hereto	Reference to Prior Filing or Exhibit Number Form 10-Q	Sequential Page Numbering Where Attached Exhibits Are Located in This Report
3.1	Amended and Restated Articles of Incorporation	*1 9;	N/A
3.2	Amended and Restated By-laws 9;	*2	N/A
4 9;	Form of Common Stock Including indentures	*3 9;	N/A
31.1	Certification Pursuant to Section 302 of Sarbanes-Oxley by Michael McNeil	31.1 9;	Filed electronically
31.2	Certification Pursuant to Section 302 of Sarbanes-Oxley by Jon Eberle	31.2	Filed electronically
32	Certification Pursuant to 18 U.S.C. Section 1350 by Michael McNeil and Jon Eberle	32	Filed Electronically

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