Form 10-Q
period 2003-09-30
HMN FINANCIAL INC
filed 2003-11-10
CIK 921183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes (X) No ( )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ( ) No (X)

Indicate the number of shares outstanding of each of the issuer's common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2003
Common stock, $0.01 par value	4,495,830

HMN FINANCIAL, INC.

CONTENTS

PART I - FINANCIAL STATEMENTS
HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30,	December 31,
	2003	2002
	(unaudited)

Assets
Cash and cash equivalents	$17,854,947	27,729,007
Securities available for sale:
Mortgage-backed and related securities (amortized cost $16,791,821 and $51,677,294)	16,326,907	51,895,832
Other marketable securities (amortized cost $71,274,037 and $67,282,379)	72,201,371	69,501,417

	88,528,278	121,397,249

Loans held for sale	17,633,615	15,126,509
Loans receivable, net	645,714,604	533,905,652
Accrued interest receivable	3,575,070	3,050,636
Real estate, net	226,239	426,691
Federal Home Loan Bank stock, at cost	11,134,600	11,880,500
Mortgage servicing rights, net	3,341,082	2,691,031
Premises and equipment, net	12,351,770	12,875,816
Investment in limited partnerships	547,421	862,666
Goodwill	3,800,938	3,800,938
Core deposit intangible	476,602	561,331
Prepaid expenses and other assets	1,857,776	3,214,792

Total assets	$807,042,942	737,522,818

Liabilities and Stockholders' Equity
Deposits	$490,087,780	432,951,462
Federal Home Loan Bank advances	229,300,000	218,300,000
Accrued interest payable	428,721	849,427
Advance payments by borrowers for taxes and insurance	992,952	707,213
Accrued expenses and other liabilities	6,315,018	7,614,406
Deferred tax liabilities	758,500	1,456,600

Total liabilities	727,882,971	661,879,108

Commitments and contingencies
Minority interest	(307,234)	(420,846)
Stockholders' equity:
Serial preferred stock: ($.01 par value)
authorized 500,000 shares; issued and outstanding none	0	0
Common stock ($.01 par value):
authorized 11,000,000; issued shares 9,128,662	91,287	91,287
Additional paid-in capital	57,918,621	58,885,279
Retained earnings, subject to certain restrictions	83,988,066	79,660,481
Accumulated other comprehensive income	298,919	1,575,577
Unearned employee stock ownership plan shares	(4,786,374)	(4,931,385)
Treasury stock, at cost 4,646,870 and 4,722,856 shares	(58,043,314)	(59,216,683)

Total stockholders' equity	79,467,205	76,064,556

Total liabilities and stockholders' equity	$807,042,942	737,522,818

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Interest income:
Loans receivable	$10,744,663	9,502,274	30,628,304	28,271,049
Securities available for sale:
Mortgage-backed and related	72,646	485,086	175,405	1,497,251
Other marketable	591,292	515,997	1,843,359	1,952,793
Cash equivalents	12,762	38,564	98,659	297,916
Other	86,196	90,603	268,880	265,305

Total interest income	11,507,559	10,632,524	33,014,607	32,284,314

Interest expense:
Deposits	2,474,680	2,556,830	7,438,497	8,304,055
Federal Home Loan Bank advances	2,590,574	2,616,265	7,684,876	7,788,063

Total interest expense	5,065,254	5,173,095	15,123,373	16,092,118

Net interest income	6,442,305	5,459,429	17,891,234	16,192,196
Provision for loan losses	545,000	771,000	1,900,000	1,801,000

Net interest income after provision
for loan losses	5,897,305	4,688,429	15,991,234	14,391,196

Non-interest income:
Fees and service charges	625,419	418,115	1,612,595	1,212,276
Mortgage servicing fees	261,198	184,769	716,503	521,931
Securities gains, net	417,443	376,838	1,233,229	422,346
Gain on sales of loans	1,601,047	432,095	4,592,837	1,975,124
Earnings (losses) in limited partnerships	10,153	(530,943)	(313,161)	(203,968)
Other	179,112	122,539	514,906	531,519

Total non-interest income	3,094,372	1,003,413	8,356,909	4,459,228

Non-interest expense:
Compensation and benefits	2,085,383	1,986,777	6,392,457	6,006,821
Occupancy	805,890	801,026	2,399,207	2,210,714
Federal deposit insurance premiums	18,047	18,173	54,838	56,280
Advertising	92,161	129,254	278,013	418,336
Data processing	310,614	272,696	871,660	824,080
Amortization of mortgage servicing
rights, net of valuation adjustments
and servicing costs	(193,287)	502,282	1,705,344	884,588
Other	1,211,288	844,581	3,022,975	2,825,635

Total non-interest expense	4,330,096	4,554,789	14,724,494	13,226,454

Income before income tax expense	4,661,581	1,137,053	9,623,649	5,623,970
Income tax expense	1,621,300	312,200	3,163,600	1,637,400

Income before minority interest	3,040,281	824,853	6,460,049	3,986,570
Minority interest	0	(67,012)	0	(141,306)

Net income	$3,040,281	891,865	6,460,049	4,127,876

Basic earnings per share	$0.79	0.24	1.71	1.10

Diluted earnings per share	$0.76	0.22	1.63	1.04

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(unaudited)

		Three Months Ended September 30,
		2003			2002

Net income	$			3,040,281			891,865
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period		(598,636)			1,195,786
Less: reclassification adjustment for gains
included in net income		270,043			243,738

Net unrealized gains (losses) on securities			(868,679)			952,048

Other comprehensive income (loss)				(868,679)			952,048

Comprehensive income	$			2,171,602			1,843,913

		Nine Months Ended September 30,
		2003			2002

Net income	$			6,460,049			4,127,876
Other comprehensive income, net of tax:
Unrealized losses on hedging valuation		0			(35,795)
Less: minority interest in hedging valuation		0			(21,950)

Net unrealized losses on hedging valuation			0			(13,845)
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period		(479,029)			680,086
Less: reclassification adjustment for gains
included in net income		797,629			273,146

Net unrealized gains (losses) on securities			(1,276,658)			406,940

Other comprehensive income (loss)				(1,276,658)			393,095

Comprehensive income	$			5,183,391			4,520,971

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
For the Nine Month Period Ended September 30, 2003
(unaudited)

					Unearned
					Employee
				Accumulated	Stock		Total
		Additional		Other	Ownership		Stock-
	Common	Paid-in	Retained	Comprehensive	Plan	Treasury	Holders'
	Stock	Capital	Earnings	Income	Shares	Stock	Equity

Balance, December 31, 2002	$ 91,287	58,885,279	79,660,481	1,575,577	(4,931,385)	(59,216,683)	76,064,556
Net income			6,460,049				6,460,049
Other comprehensive loss				(1,276,658)			(1,276,658)
Treasury stock purchases						(1,384,560)	(1,384,560)
Employee stock options
exercised		(1,404,565)				2,557,929	1,153,364
Tax benefits of exercised
stock options		316,637					316,637
Dividends paid			(2,132,464)				(2,132,464)
Earned employee stock
ownership plan shares		121,270			145,011		266,281

Balance, September 30, 2003	$ 91,287	57,918,621	83,988,066	298,919	(4,786,374)	(58,043,314)	79,467,205

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,

	2003	2002

Cash flows from operating activities:
Net income	$6,460,049	4,127,876
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	1,900,000	1,801,000
Depreciation	1,178,607	1,012,082
Amortization of premiums, net	572,084	239,534
Amortization of deferred loan fees	(390,407)	(498,149)
Amortization of core deposit intangible	84,729	93,134
Amortization of mortgage servicing rights and net valuation and servicing costs	1,705,344	884,588
Capitalized mortgage servicing rights	(2,138,477)	(1,212,272)
Deferred income taxes	0	(104,400)
Securities gains, net	(1,233,229)	(422,346)
Gains on sales of premises	(175,883)	0
Losses (gains) on sales of real estate	105,418	(1,254)
Gains on sales of loans	(4,592,837)	(1,975,124)
Proceeds from sales of real estate	423,295	52,435
Proceeds from sales of loans held for sale	251,287,444	202,650,820
Disbursements on loans held for sale	(245,789,157)	(141,643,268)
Principal collected on loans held for sale	11,521	106,603
Amortization of restricted stock awards	0	7,350
Amortization of unearned ESOP shares	145,011	145,071
Earned employee stock ownership shares priced above original cost	121,270	106,789
Decrease (increase) in accrued interest receivable	(524,434)	338,622
Decrease in accrued interest payable	(420,706)	(275,432)
Equity losses of limited partnerships	313,161	203,968
Equity losses of minority interest	0	(141,306)
Decrease (Increase) in other assets	744,474	(94,329)
Decrease in other liabilities	(154,792)	(1,441,860)
Other, net	170,908	17,094

Net cash provided by operating activities	9,803,393	63,977,226

Cash flows from investing activities:
Proceeds from sales of securities available for sale	40,326,825	18,036,553
Principal collected on securities available for sale	27,772,873	14,077,803
Proceeds collected on maturity of securities available for sale	10,000,000	19,900,000
Purchases of securities available for sale	(46,491,697)	(40,055,856)
Purchase of Federal Home Loan Bank stock	(373,800)	0
Redemption of Federal Home Loan Bank stock	1,119,700	364,500
Net increase in loans receivable	(117,617,414)	(42,391,910)
Proceeds from sale of premises	291,117	0
Purchases of premises and equipment	(790,012)	(3,681,249)

Net cash used by investing activities	(85,762,408)	(33,750,159)

Cash flows from financing activities:
Increase in deposits	57,162,876	321,403
Purchase of treasury stock	(1,384,560)	(658,611)
Stock options exercised	1,153,364	635,497
Dividends to stockholders	(2,132,464)	(1,886,127)
Proceeds from Federal Home Loan Bank advances	131,000,000	0
Repayment of Federal Home Loan Bank advances	(120,000,000)	(3,500,000)
Increase (decrease) in advance payments by borrowers for taxes and insurance	285,739	(138,004)

Net cash provided (used) by financing activities	66,084,955	(5,225,842)

Increase (decrease) in cash and cash equivalents	(9,874,060)	25,001,225
Cash and cash equivalents, beginning of period	27,729,007	23,019,553

Cash and cash equivalents, end of period	$17,854,947	48,020,778

Supplemental cash flow disclosures:
Cash paid for interest	$15,544,079	16,367,550
Cash paid for income taxes	2,141,000	1,817,500
Supplemental noncash flow disclosures:
Loans transferred to loans held for sale	3,741,477	4,267,484
Transfer of loans to real estate	575,606	370,625
Transfer of real estate to loans	16,533	0

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

September 30, 2003 and 2002

(1) HMN Financial, Inc.

HMN Financial, Inc. (HMN) is a stock savings bank holding company that owns 100 percent of Home Federal Savings Bank (the Bank or Home Federal). Home Federal has a community banking philosophy and operates retail banking and loan production facilities in Minnesota and Iowa. The Bank has two wholly owned subsidiaries, Osterud Insurance Agency, Inc. (OAI) which offers financial planning products and services and Home Federal Holding, Inc. (HFH) which is the holding company for Home Federal REIT, Inc. (HFREIT) which invests in real estate loans acquired from the Bank. HMN has another wholly owned subsidiary, Security Finance Corporation (SFC) which acts as an intermediary for the Bank in transacting like-kind property exchanges for Bank customers. The Bank has a 51% owned subsidiary, Home Federal Mortgage Services, LLC (HFMS), which was a mortgage banking and mortgage brokerage business located in Brooklyn Park, Minnesota. HFMS's brokerage and production activity stopped during the third quarter of 2002 and the company will be dissolved in the fourth quarter of 2003. The Bank has an 80% owned subsidiary, Federal Title Services, LLC. (FTS), which performs mortgage title services for Bank customers.

The consolidated financial statements included herein are for HMN, SFC, the Bank and the Bank's consolidated entities, OAI, HFH, HFREIT, HFMS, and FTS. All significant intercompany accounts and transactions have been eliminated in consolidation.

(2) Basis of Preparation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of comprehensive income, consolidated statements of stockholders' equity and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The statements of income for the three month and nine month periods ended September 30, 2003 are not necessarily indicative of the results which may be expected for the entire year.

Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform with the current period presentation.

(3) New Accounting Standards

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 requires disclosures be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires the recognition of a liability by a guarantor at the inception of certain guarantees that it has issued and that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. Refer to Note 11 for the related FIN 45 disclosure.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to SFAS No. 123 are effective for fiscal years ending after December 15, 2002 and for condensed interim financial statements issued after December 15, 2002. HMN has not adopted the voluntary change to the fair value based method of accounting for stock-based employee compensation as of September 30, 2003. Refer to Note 12 for required disclosures relating to stock-based compensation.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 addresses consolidation by business enterprises of variable interest entities (VIEs) that have certain characteristics. It requires a business enterprise that has a controlling interest in a VIE (as defined by FIN 46) to include the assets, liabilities, and results of the activities of the VIE in the consolidated financial statements of the business enterprise. The provisions of FIN No. 46 are applicable to variable interests in VIEs created after January 31, 2003. Variable interests in VIEs created before February 1, 2003, were originally subject to the provisions of FIN No. 46 no later than July 1, 2003, however, the effective date has been delayed under certain conditions to December 31, 2003. The impact of adopting FIN No. 46 on HMN's financial condition and results of operation will not be material.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective prospectively for contracts entered into or modified after June 30, 2003, except for those provisions of the Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, which should continue to be applied in accordance with their respective effective dates. The impact of adopting SFAS No. 149 on HMN's financial condition and results of operation was not material.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, however, the effective date has been delayed under certain conditions. The impact of adopting SFAS No. 150 on HMN's financial condition and results of operation was not material.

(4) Derivative Instruments and Hedging Activities

HMN has commitments outstanding to extend credit to future borrowers that had not closed prior to the end of the quarter, which is referred to as its mortgage pipeline. As commitments to originate loans enter the mortgage pipeline, HMN generally enters into commitments to sell the loans into the secondary market. The commitments to originate and sell loans are derivatives that are recorded at market value. As a result of marking these derivatives to market for the period ended September 30, 2003, HMN recorded a decrease in other assets of $585,446, a decrease in other liabilities of $572,601 and losses on sales of loans of $12,845.

The current commitments to sell loans held for sale are derivatives that do not qualify for hedge accounting. As a result, these derivatives are marked to market. The loans held for sale that are not hedged are recorded at the lower of cost or market. As a result of marking these loans HMN recorded a decrease to loans held for sale of $54,491, a decrease in other liabilities of $249,351, and gains on sales of loans of $194,860.

(5) Comprehensive Income

Comprehensive income is defined as the change in equity during a period from transactions and other events from nonowner sources. Comprehensive income is the total of net income and other comprehensive income, which for HMN is comprised of unrealized gains and losses on securities available for sale and unrealized losses on hedging valuations.

There was no hedging valuation in the third quarter of 2003. The gross unrealized holding losses on securities for the third quarter of 2003 was $926,000, the income tax benefit would have been $327,000 and therefore, the net loss was $599,000. The gross reclassification adjustment for the third quarter of 2003 was $417,000, the income tax expense would have been $147,000 and therefore, the net gain was $270,000. The gross unrealized holding gains on securities for the third quarter of 2002 was $1,837,000, the income tax expense would have been $641,000 and therefore, the net gain was $1,196,000. The gross reclassification adjustment in the third quarter of 2002 was $377,000, the income tax expense would have been $133,000 and therefore, the net gain was $244,000.

There was no hedging valuation in the nine-month period ended September 30, 2003. The gross unrealized holding losses on securities for the nine month period ended September 30, 2003 was $742,000, the income tax benefit would have been $263,000 and therefore, the net loss was $479,000. The gross reclassification adjustment in the nine month period ended September 30, 2003 was $1,233,000, the income tax expense would have been $435,000 and therefore, the net reclassification adjustment was $798,000. The gross unrealized losses in hedging valuation for the nine month period ended September 30, 2002 was $45,000, the income tax benefit would have been $9,000 and therefore, the net loss was $36,000. The gross minority interest in hedging valuation for the nine month period ended September 30, 2002 was $22,000. The gross unrealized holding gains on securities for the nine month period ended September 30, 2002 was $1,022,000, the income tax expense would have been $342,000 and therefore, the net gain was $680,000. The gross reclassification adjustment in the nine month period ended September 30, 2002 was $422,000, the income tax expense would have been $149,000 and therefore, the net reclassification adjustment was $273,000.

(6) Investment in Limited Partnerships

Investments in limited partnerships were as follows:

	September 30,	December 31,
Primary partnership activity	2003	2002

Mortgage servicing rights	$0	349,577
Common stock of financial institutions	345,515	289,398
Low to moderate income housing	202,106	223,691

	$547,421	862,666

During the third quarter of 2003 HMN's proportionate gains from common stock investments in financial institutions was $16,653 and it recognized $6,500 of losses on low income housing partnerships. During 2003 HMN anticipates receiving low income housing credits totaling $84,000 of which $21,000 will be credited to current income tax benefits. During the third quarter of 2002 HMN's proportionate loss from a mortgage servicing partnership was $504,777, its proportionate share of losses from common stock investments in financial institutions was $19,665 and it recognized $6,500 of losses on low income housing partnerships. During 2002 HMN received low income housing credits totaling $84,000, of which $21,000 were credited to current income tax benefits.

During the nine month period ended September 30, 2003, HMN's proportionate loss from a mortgage servicing partnership was $349,577, its proportionate share of gains from the common stock investments in financial institutions was $55,916 and it recognized $19,500 of losses on the low income housing partnerships. During 2003 HMN anticipates receiving low income housing credits totaling $84,000, of which $63,000 will be credited to current income tax benefits. During the nine month period ended September 30, 2002, HMN's proportionate loss from a mortgage servicing partnership was $173,919, its proportionate share of gains from the common stock investments in financial institutions was $3,907 and it recognized $33,956 of losses on the low income housing partnerships. During 2002 HMN received low income housing credits totaling $84,000, of which $63,000 were credited to current income tax benefits. HMN's investment in a limited partnership that invested in mortgage servicing rights was dissolved in the second quarter of 2003 and the investment was written down to zero.

(7) Investment in Mortgage Servicing Rights

A summary of mortgage servicing activity is as follows:

	Nine Months ended Sept. 30, 2003	Twelve Months ended Dec. 31, 2002	Nine Months ended Sept. 30, 2002

Mortgage servicing rights
Balance, beginning of period	$2,701,031	1,922,736	1,922,736
Originations	2,138,477	1,956,845	1,212,272
Sales	0	(41,532)	0
Amortization	(1,498,426)	(1,137,018)	(665,173)

Balance, end of period	3,341,082	2,701,031	2,469,835

Valuation reserve
Balance, beginning of period	(10,000)	(19,100)	(19,100)
Additions	(800,000)	(213,000)	(210,000)
Reductions	810,000	222,100	10,600

Balance, end of period	0	(10,000)	(218,500)

Mortgage servicing rights, net	$3,341,082	2,691,031	2,251,335

Fair value of mortgage servicing rights	$4,199,323	2,691,031	2,262,578

Mortgage servicing costs, which include professional services for valuing mortgage servicing rights, were $216,917 at September 30, 2003, and $20,014 and $29,344 for the nine and twelve months ended in September and December of 2002, respectively.

All of the loans being serviced were single family loans serviced for FNMA under the mortgage-backed security program or the individual loan sale program. The following is a summary of the risk characteristics of the loans being serviced at September 30, 2003.

	Loan Principal Balance	Weighted Average Interest Rate	Weighted Average Remaining Term	Number of Loans

Original term 30 year fixed rate	$170,573,000	6.03%	348	1,575
Original term 15 year fixed rate	239,641,000	5.42%	169	2,855
Seven year balloon	122,000	5.75%	64	1
Adjustable rate	10,111,000	4.94%	347	86

(8) Intangible Assets

The gross carrying amount of intangible assets and the associated accumulated amortization at September 30, 2003 is presented in the table below. Amortization expense for intangible assets was $645,841 for the quarter ended September 30, 2003 and $1,583,156 for the nine months ended September 30, 2003.

	Gross		Unamortized
	Carrying	Accumulated	Intangible
	Amount	Amortization	Assets

Amortized intangible assets:
Mortgage servicing rights	$6,117,707	(2,776,625)	3,341,082
Core deposit intangible	1,567,000	(1,090,398)	476,602

Total	$7,684,707	(3,867,023)	3,817,684

The following table indicates the estimated future amortization expense for amortized intangible assets:

	Mortgage	Core
	Servicing	Deposit
	Rights	Intangible	Total

Three months ended December 31, 2003	$118,919	29,128	148,047

Year ended December 31,
2004	475,678	113,857	589,535
2005	451,440	113,857	565,297
2006	499,915	113,857	613,772
2007	475,678	105,903	581,581
2008	422,825	0	422,825

Projections of amortization are based on existing asset balances and the existing interest rate environment as of September 30, 2003. HMN's actual experiences may be significantly different depending upon changes in mortgage interest rates and other market conditions.

(9) Earnings per Share

The following table reconciles the weighted average shares outstanding and the income available to common shareholders used for basic and diluted EPS:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Weighted average number of common shares outstanding
Used in basic earnings per common share calculation	3,846,210	3,790,526	3,787,494	3,757,404

Net dilutive effect of:
Options	166,683	232,790	166,797	224,723
Restricted stock awards	0	0	0	49

Weighted average number of shares outstanding
Adjusted for effect of dilutive securities	4,012,893	4,023,316	3,954,291	3,982,176

Income available to common shareholders	$3,040,281	891,865	6,460,049	4,127,876
Basic earnings per common share	$0.79	0.24	1.71	1.10
Diluted earnings per common share	$0.77	0.22	1.63	1.04

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

Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Tier I or Core capital and Risk-based capital (as defined in the regulations) to total assets (as defined). Management believes, as of September 30, 2003, that the Bank meets all capital adequacy requirements to which it is subject.

Management believes that based upon the Bank's capital calculations at September 30, 2003 and other conditions consistent with the Prompt Corrective Actions Provisions of the OTS regulations, the Bank would be categorized as well capitalized.

On September 30, 2003 the Bank's tangible assets and adjusted total assets were $800 million and its risk-weighted assets were $634 million. The following table presents the Bank's capital amounts and ratios at September 30, 2003 for actual capital, required capital and excess capital including ratios in order to qualify as being well capitalized under the Prompt Corrective Actions regulations.

							To Be Well
			Required To Be				Capitalized Under
			Adequately				Prompt Corrective
	Actual		Capitalized		Excess Capital		Actions Provision

		Percent of		Percent of		Percent of		Percent of
(in thousands)	Amount	Assets (1)	Amount	Assets (1)	Amount	Assets (1)	Amount	Assets (1)

Bank stockholder's equity	$71,522
Plus:
Net unrealized loss (gain) on certain
securities available for sale
and cash flow hedges	(491)
Less:
Goodwill and other intangibles	4,278

Tier I or core capital	66,753

Tier I capital to adjusted total assets		8.35%	$31,982	4.00%	$34,771	4.35%	$39,978	5.00%
Tier I capital to risk-weighted assets		10.53%	$25,365	4.00%	$41,388	6.53%	$38,047	6.00%
Plus:
Allowable allowance for loan losses	5,435

Risk-based capital	$72,188		$50,729		$21,459		$63,411

Risk-based capital to
Risk-weighted assets		11.38%		8.00%		3.38%		10.00%

(1) Based upon the Bank's adjusted total assets for the purpose of the tangible and core capital ratios and risk-weighted assets for the purpose of the risk-based capital ratio.

The tangible capital of the Bank was in excess of the minimum 2% required at September 30, 2003 but is not reflected in the table above.

(11) Commitments and Contingencies

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

The Bank issued standby letters of credit which guarantee the performance of customers to third parties. The outstanding standby letters of credit expire over the next 2 years and totaled approximately $2.5 million at September 30, 2003. The letters of credit were collateralized primarily with commercial real estate mortgages. Since the conditions under which the Bank is required to fund the standby letters of credit may not materialize, the cash requirements are expected to be less than the total outstanding commitments.

(12) Stock-Based Compensation

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

	Quarter Ended September 30, 2003	Quarter Ended September 30, 2002	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002

Net income:
As reported 9;	$3,040,281	891,865	6,460,049	4,127,876
Deduct: Total stock-based employee
compensation expense determined
under fair value based method for all
awards, net of related tax effects	6,788	10,524	27,043	31,572

Pro forma	3,033,493	881,341	6,433,006	4,096,304
Earnings per common share:
As reported:
Basic 9;	$0.79	0.24	1.71	1.10
Diluted	0.76	0.22	1.63	1.04
Pro forma:
Basic	0.79	0.23	1.70	1.09
Diluted	0.76	0.22	1.63	1.03

(13) Business Segments

The Bank has been identified as a reportable operating segment in accordance with the provisions of SFAS No. 131. SFC and HMN, the holding company, did not meet the quantitative thresholds for a reportable segment and therefore are included in the "Other" category.

HMN evaluates performance and allocates resources based on the segment's net income, return on average assets and return on average equity. Each corporation is managed separately with its own officers and board of directors.

The following table sets forth certain information about the reconciliations of reported net income and assets for each of HMN's reportable segments.

(Dollars in thousands)	Home Federal Savings Bank	Other	Eliminations	Consolidated Total

At or for the quarter ended September 30, 2003:
Interest income - external customers	$11,477	31	0	11,508
Non-interest income - external customers	2,949	134	0	3,083
Earnings (loss) on limited partnerships	(6)	16	0	10
Intersegment interest income	0	4	(4)	0
Intersegment non-interest income	161	2,967	(3,128)	0
Interest expense	5,069	0	(4)	5,065
Amortization of mortgage servicing rights,
net valuation adjustments, and servicing costs	(113)	0	(80)	(193)
Other non-interest expense	4,456	147	(80)	4,523
Income tax expense (benefit)	1,654	(33)	0	1,621
Net income	2,968	3,040	(2,968)	3,040
Goodwill	3,801	0	0	3,801
Total assets	806,254	79,674	(78,885)	807,043
Net interest margin	3.41%	NM	NM	3.41%
Return on average assets	1.51%	NM	NM	1.53%
Return on average realized common equity	16.67%	NM	NM	15.12%
At or for the quarter ended September 30, 2002:
Interest income - external customers	$10,571	62	0	10,633
Non-interest income - external customers	1,455	79	0	1,534
Earnings (loss) on limited partnerships	(511)	(20)	0	(531)
Intersegment interest income	57	24	(81)	0
Intersegment non-interest income (expense)	46	901	(947)	0
Interest expense (benefit)	5,254	0	(81)	5,173
Amortization of mortgage servicing rights, net valuation adjustments, and servicing costs	553	1	(51)	503
Other non-interest expense	4,045	133	(126)	4,052
Income tax expense (benefit)	380	(68)	0	312
Minority interest	(67)	0	0	(67)
Net income	718	944	(770)	892
Goodwill	3,801	0	0	3,801
Total assets	720,063	75,384	(75,978)	719,469
Net interest margin	3.31%	NM	NM	3.29%
Return on average assets	0.49%	NM	NM	0.51%
Return on average realized common equity	5.35%	NM	NM	4.58%

                                                  NM - Not meaningful

(Dollars in thousands)	Home Federal Savings Bank	Other	Eliminations	Consolidated Total

At or for the nine months ended September 30, 2003:
Interest income - external customers	$32,887	128	0	33,015
Non-interest income - external customers	8,369	301	0	8,670
Earnings (loss) on limited partnerships	(369)	56	0	(313)
Intersegment interest income	28	26	(54)	0
Intersegment non-interest income	669	6,256	(6,925)	0
Intersegment loan loss provision	200	0	(200)	0
Interest expense	15,177	0	(54)	15,123
Amortization of mortgage servicing rights, net valuation adjustments, and servicing costs	1,925	3	(223)	1,705
Other non-interest expense	12,853	412	(246)	13,019
Income tax expense (benefit)	3,269	(105)	0	3,164
Net income	6,260	6,457	(6,257)	6,460
Goodwill	3,801	0	0	3,801
Total assets	806,254	79,674	(78,885)	807,043
Net interest margin	3.27%	NM	NM	3.29%
Return on average assets	1.10%	NM	NM	1.13%
Return on average realized common equity	12.05%	NM	NM	10.99%
At or for the nine months ended September 30, 2002:
Interest income - external customers	$32,021	263	0	32,284
Non-interest income - external customers	4,538	125	0	4,663
Earnings (loss) on limited partnerships	(208)	4	0	(204)
Intersegment interest income	472	24	(496)	0
Intersegment non-interest income	307	4,030	(4,337)	0
Interest expense	16,588	0	(496)	16,092
Amortization of mortgage servicing rights, net valuation adjustments, and servicing costs	1,026	1	(142)	885
Other non-interest expense	12,376	419	(454)	12,341
Income tax expense (benefit)	1,855	(218)	0	1,637
Minority interest	(141)	0	0	(141)
Net income	3,741	4,128	(3,741)	4,128
Goodwill	3,801	0	0	3,801
Total assets	720,063	75,384	(75,978)	719,469
Net interest margin	3.26%	NM	NM	3.23%
Return on average assets	0.77%	NM	NM	0.78%
Return on average realized common equity	8.56%	NM	NM	7.33%
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

General
HMN's net income is dependent primarily on its net interest income, which is the difference between interest earned on its loans and investments and the interest paid on deposits and advances. Net interest income is determined by (i) the difference between the yield earned on interest-earning assets and interest rates paid on interest-bearing liabilities (interest rate spread) and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities. HMN's interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. Net interest margin is calculated by dividing net interest income by the average interest-earning assets and is normally expressed as a percentage. Net interest income and net interest margin are affected by changes in interest rates, the volume and the mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. HMN's net income is also affected by the generation of non-interest income, which primarily consists of gains from the sale of securities, gains from the sale of loans, service charges, fees and other income. In addition, net income is affected by the level of operating expenses, provisions made for loan losses and impairment reserve adjustments on mortgage servicing assets.

The operations of financial institutions, including the Bank, are significantly affected by prevailing economic conditions, competition, and the monetary and fiscal policies of governmental agencies. Lending activities are influenced by the demand for and supply of housing and commercial real estate, competition among lenders, the level of interest rates and the availability of funds. Deposit flows and costs of funds are influenced by prevailing market rates of interest primarily on competing investments, the mix of deposit accounts, account maturities and the levels of personal income and savings in the market area of the Bank.

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

Net Income
HMN's net income for the third quarter of 2003 was $3.0 million, an increase of $2.1 million, or 240.9%, compared to net income of $892,000 for the third quarter of 2002. Basic earnings per share were $0.79 for the quarter ended September 30, 2003, an increase of $0.55 per share, or 229.2%, from $0.24 basic earnings per share for the same quarter of 2002. Diluted earnings per share were $0.76 for the third quarter of 2003, an increase of $0.54, or 245.5%, from $0.22 diluted earnings per share for the third quarter of 2002.

HMN's net income for the nine months ended September 30, 2003 was $6.5 million, an increase of $2.3 million, or 56.5%, compared to net income of $4.1 million for the same nine month period of 2002. Basic earnings per share were $1.71 for the nine months ended September 30, 2003, an increase of $0.61 per share, or 55.5%, from $1.10 basic earnings per share for the same nine month period of 2002. Diluted earnings per share were $1.63 for the nine months ended September 30, 2003, an increase of $0.59, or 56.7%, from $1.04 diluted earnings per share for the same nine month period of 2002.

Net Interest Income
 Net interest income was $6.4 million for the third quarter of 2003, an increase of $983,000, or 18.0%, compared to $5.5 million for the third quarter of 2002. Interest income was $11.5 million for the third quarter of 2003, an increase of $875,000, or 8.2%, compared to $10.6 million for the same period of 2002. Interest income increased primarily due to an increase in interest-earning assets and a change in the mix of assets between the periods. The increase in interest-earning assets was caused primarily by the $141 million increase in commercial loans between the periods. The increase in interest income on the commercial loan portfolio was partially offset by lower income in the investment and single-family loan portfolios caused by a decrease in the outstanding balances and lower interest rates of these assets between the periods. Interest expense was $5.1 million for the third quarter of 2003, a decrease of $108,000 compared to $5.2 million for the third quarter of 2002. Interest expense declined primarily due to a decrease in the interest rates paid on deposits and Federal Home Loan Bank advances and a $49 million increase in the outstanding average balances of checking and money market accounts between the periods, which generally have lower interest rates than other deposit accounts.

Net interest margin (net interest income divided by average interest earning assets) for the third quarter of 2003 was 3.41%, an increase of 12 basis points, compared to 3.29% for the third quarter of 2002.

Net interest income for the nine month period ended September 30, 2003 was $17.9 million, an increase of $1.7 million, or 10.5%, compared to $16.2 million for the same period of 2002. Interest income for the nine month period of 2003 was $33.0 million, an increase of $730,000, or 2.3%, compared to $32.3 million for the same period of 2002. Interest income increased primarily due to an increase in interest-earning assets and a change in the mix of assets between the periods. The increase in interest-earning assets was caused primarily by the $136 million increase in commercial loans between the periods. The increase in interest-earning assets totally offset the decrease in interest income caused by the lower interest rates earned on the assets between the two periods. Interest expense was $15.1 million for the nine-month period of 2003, a decrease of $969,000, or 6.0%, from the $16.1 million for the same period in 2002. Interest expense declined primarily due to a decrease in the interest rates paid on deposits and Federal Home Loan Bank advances and a $42 million increase in the outstanding average balances of checking and money market accounts between the periods, which generally have lower interest rates than other deposit accounts.

Net interest margin (net interest income divided by average interest-earning assets) for the nine months ended September 30, 2003, was 3.29%, an increase of 6 basis points, compared to 3.23% for the same period of 2002.

Provision for Loan Losses
The provision for loan losses for the third quarter ended September 30, 2003 was $545,000, a decrease of $226,000, or 29.3%, compared to $771,000 for the third quarter of 2002. The provision for loan losses decreased primarily due to the slower loan growth that was experienced in the third quarter of 2003 when compared to the third quarter of 2002. The provision for loan losses for the nine months ended September 30, 2003 was $1.9 million, an increase of $99,000, or 5.5% compared to $1.8 million for the same nine month period in 2002. The provision for loan losses increased primarily due to the slightly higher growth experienced in the commercial and consumer loan portfolios in the first nine months of 2003 compared to the same period of 2002. The provision is the result of management's evaluation of the composition of the loan portfolio, the historical level of non-performing loans, loan charge-off experience, and its assessment of the general economic conditions in the geographic area where properties securing the loan portfolio are located such as national and regional unemployment data, local single family construction permits and local economic growth rates. Management's evaluation of probable losses inherent in the loan portfolio revealed conditions that resulted in increasing the 2003 loan loss provision compared to the provision for 2002. HMN will continue to monitor its allowance for losses and adjust it as conditions dictate. Future economic conditions and other unknown factors will impact the need for future provisions for loan losses. As a result, no assurances can be given that increases in the allowance for loan losses will not be required during future periods.

A reconciliation of HMN's allowance for loan losses is summarized as follows:

	2003	2002

Balance at January 1,	$4,824,217	$ 3,783,112
Provision	1,900,000	1,801,000
Commercial loan charge offs	(19,279)	(577,125)
Consumer loan charge offs	(134,025)	(260,895)
Single family mortgage loan charge offs	(33,750)	(44,408)
Recoveries	54,652	19,177

Balance at September 30,	$6,591,815	$4,720,861

Non-Interest Income
Non-interest income was $3.1 million for the third quarter of 2003, an increase of $2.1 million, or 208.4%, from $1.0 million for the same period in 2002. Non-interest income increased by $1.2 million due to increased gains recognized on the sale of single family loans during the quarter. The low interest rate environment during the quarter enabled HMN to originate a high number of single-family mortgage loans with the majority of these loans being sold on the secondary mortgage market. Losses in limited partnerships were reduced by $541,000 between the periods as HMN's investment in a limited partnership that invested in mortgage servicing rights was written down to zero and dissolved during the second quarter of 2003. As a result, HMN anticipates less volatility in its investments in limited partnerships in the future. Fees and service charges increased by $207,000 between the periods due to an overdraft protection program that was implemented during the second quarter of 2003 and increases in the fees charged and the number of deposit accounts. Mortgage servicing fees increased by $76,000 as more loans are being serviced in 2003 than in 2002. Non-interest income also improved by $41,000 due to increased gains recognized on the sale of securities as investments were sold to fund a portion of the loan growth during the period.

Non-interest income was $8.4 million for the first nine months of 2003, an increase of $3.9 million, or 87.4%, from $4.5 million for the same period in 2002. Non-interest income increased by $2.6 million due to increased gains on the sale of single-family loans. Low mortgage rates during the first nine-months of 2003 resulted in higher loan originations when compared to the same period of 2002 as consumers took advantage of the low mortgage interest rates to purchase a home or refinance their existing home mortgage. Gains on the sale of securities increased by $811,000 between the periods as investments were sold to fund a portion of the $78 million in loan growth that was experienced during the first nine months of 2003. Fee and service charge income increased by $400,000 between the periods due to an overdraft protection program that was implemented during the second quarter of 2003 and increases in the fees charged and the number of deposit accounts. Mortgage servicing fees increased by $195,000 because more loans are being serviced in 2003 than in 2002. Losses from limited partnerships increased by $109,000 between the periods. The decrease in mortgage interest rates during the first half of 2003 caused the value of HMN's investment in a limited partnership that owned mortgage loan servicing assets to decrease in value due to the anticipated increase in prepayments expected to be received on the partnerships' mortgage servicing assets. The servicing rights were sold and this partnership was dissolved in the second quarter of 2003.

Non-Interest Expense
Non-interest expense was $4.3 million for the third quarter of 2003, a decrease of $225,000, or 4.9%, from $4.6 million for the third quarter of 2002. Amortization of mortgage servicing rights decreased by $696,000, or 138.5%, due primarily to the recapture of $810,000 in previously recognized impairment reserves on the mortgage servicing rights portfolio as a result of rising interest rates at the end of the quarter. Generally, as interest rates increase the value of fixed rate mortgage servicing rights increases and when interest rates decrease the value of the fixed rate mortgage servicing rights decreases due to changes in the anticipated cash flows from payments on the loans being serviced. Other operating expenses increased by $367,000 and compensation costs increased by $99,000 between the periods primarily due to the increased costs associated with the higher loan production in the current quarter compared to the same period in 2002.

Non-interest expense was $14.7 million for the first nine months of 2003, an increase of $1.5 million, or 11.3%, from $13.2 million for the same period in 2002. The increase was primarily the result of an $821,000 increase in the amortization of mortgage servicing rights caused by record loan prepayments during the first nine months of 2003. Compensation and benefit expense increased by $386,000 due to costs associated with a separation agreement with a former executive officer and annual payroll and health insurance cost increases. Occupancy expense increased by $188,000 due to the increased number of facilities maintained during the nine-month period in 2003.

Income Tax Expense
Income tax expense was $1.6 million for the third quarter of 2003, an increase of $1.3 million compared to $312,000 for the same period of 2002. Income tax expense was $3.2 million for the nine-month period ended

September 30, 2003, an increase of $1.5 million compared to $1.6 million for the same nine-month period of 2002. The increase in income tax is primarily due to an increase in taxable income

Non-Performing Assets

The following table sets forth the amounts and categories of non-performing assets in the Bank's portfolio at

September 30, 2003 and December 31, 2002.

	Sept.30,	Dec.31,
(Dollars in Thousands)	2003	2002

Non-Accruing Loans:
One-to-four family real estate	$1,073	695
Commercial real estate	2,732	1,719
Consumer	912	495
Commercial business	678	427

Total	5,395	3,336

Accruing loans delinquent 90 days or more	114	171
Other assets	211	866
Foreclosed and Repossessed Assets
One-to-four family real estate	180	300
Consumer	71	127
Commercial	50	107

Total non-performing assets	$6,021	$4,907

Total as a percentage of total assets	0.75%	0.67%

Total non-performing loans	$5,509	$3,507

Total as a percentage of total loans receivable, net	0.85%	0.66%
Allowance for loan loss to non-performing loans	119.64%	134.60%

Total non-performing assets at September 30, 2003 were $6.0 million, an increase of $1.1 million, from $4.9 million at December 31, 2002. The increase in non-performing assets relates primarily to an increase of $1.0 million in non-accruing commercial real estate loans primarily due to one commercial loan in the hospitality industry that became nonaccruing in 2003.

Dividends
On October 28, 2003 HMN declared a cash dividend of $0.20 per share, payable on December 17, 2003 to shareholders of record on November 28, 2003.

During 2003, HMN has declared and paid dividends as follows:

Record date	Payable date	Dividend per share	Dividend Payout Ratio

February 21, 2003	March 7, 2003	$0.18	64.29%
May 22, 2003	June 9, 2003	$0.18	50.00%
August 28, 2003	September 11, 2003	$0.20	38.46%

The annualized dividend payout ratio for the past four quarters, ending with the December 17, 2003 payment will be 39.58%.

The declaration of dividends are subject to, among other things, HMN's financial condition and results of operations, the Bank's compliance with its regulatory capital requirements, including the fully phased-in capital requirements, tax considerations, industry standards, economic conditions, regulatory restrictions, general business practices and other factors.

Liquidity
For the nine months ended September 30, 2003, the net cash provided by operating activities was $9.8 million. HMN collected $40.3 million from the sale of securities, $37.8 million from principal repayments and the maturity of securities and $423,000 in proceeds from the sale of real estate. It purchased premises and equipment of $790,000, purchased securities available for sale of $46.5 million and net loans receivable increased by $117.6 million due to loan growth primarily in the commercial and consumer loan areas. HMN had a net increase in deposit balances of $57.2 million for the nine month period. It repaid $120 million of FHLB advances and received $286,000 from borrowers for taxes and insurance. HMN received $1.2 million related to the exercise of stock options, purchased $1.4 million of its own stock, and paid $2.1 million in dividends to its shareholders.

HMN has certificates of deposits with outstanding balances of $163.0 million that come due over the next 12 months. Based upon past experience management anticipates that the majority of the deposits will renew for another term. HMN believes that deposits that do not renew will be replaced with deposits from other customers or brokers, or funded with advances from the FHLB, or will be funded through the sale of securities. Management does not anticipate that it will have a liquidity problem due to maturing deposits.

HMN has $115.9 million of FHLB advances which mature after September 30, 2004 but have call features that can be exercised by the FHLB during the next 12 months. If the call features are exercised HMN has the option of requesting any advance otherwise available to it pursuant to the Credit Policy of the FHLB. HMN also has $15.0 million of FHLB advances which will mature during the next 12 months. Since HMN has the ability to request another advance to replace the advance that is being called or is maturing, management does not anticipate that it will have a liquidity problem due to advances being called by the FHLB during the next 12 months.

Market Risk
Market risk is the risk of loss from adverse changes in market prices and interest rates. HMN's market risk arises primarily from interest rate risk inherent in its investing, lending and deposit taking activities. Management actively monitors and manages its interest rate risk exposure.

HMN's profitability is affected by fluctuations in interest rates. A sudden and substantial change in interest rates may adversely impact HMN's earnings to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. HMN monitors the projected changes in net interest income that occur if interest rates were to suddenly change up or down. The Rate Shock Table located below in the Asset/Liability Management section of this report discloses HMN's projected changes in net interest income based upon immediate interest rate changes called rate shocks.

HMN utilizes a model which uses the discounted cash flows from its interest-earning assets and its interest-bearing liabilities to calculate the current market value of those assets and liabilities. The model also calculates the changes in market value of the interest-earning assets and interest-bearing liabilities due to different interest rate changes. HMN believes that over the next twelve months interest rates could conceivably fluctuate in a range of 200 basis points up or 100 basis points down from where the interest rates were at September 30, 2003. HMN does not have a trading portfolio. The following table discloses the projected changes in market value to HMN's interest-earning assets and interest-bearing liabilities based upon incremental 100 basis point changes in interest rates from interest rates in effect on September 30, 2003.

Other than trading portfolio	Market Value
(Dollars in thousands) Basis point change in interest rates	-100	0	+100	+200

Cash equivalents	$17,868	17,855	17,842	17,829
Securities available for sale:
Fixed-rate CMOs	14,851	14,566	14,118	12,976
Variable-rate CMOs	1,678	1,685	1,699	1,707
Fixed-rate available for sale mortgage-backed and related securities	536	531	522	508
Variable-rate available for sale mortgage- Backed and related securities	117	118	118	117
Fixed-rate available for sale other marketable securities	72,561	71,263	69,990	68,745
Variable-rate available for sale other marketable securities	111	107	104	103
Federal Home Loan Bank stock	11,783	11,228	10,708	10,222
Fixed-rate loans held for sale	17,692	17,677	17,663	17,648
Loans receivable, net:
Fixed-rate real estate loans	157,576	155,365	151,952	147,896
Variable-rate real estate loans	290,277	285,185	279,976	275,179
Fixed-rate other loans	83,125	82,078	80,552	79,157
Variable-rate other loans	144,509	139,823	137,430	135,529
Mortgage servicing rights, net	2,042	3,341	3,947	4,195
Investment in limited partnerships	548	547	547	547

Total market risk sensitive assets	815,274	801,369	787,168	772,358

NOW deposits	75,814	75,814	75,814	75,814
Passbook deposits	36,005	36,005	36,005	36,005
Money market deposits	86,088	86,088	86,088	86,088
Certificate deposits	301,245	297,100	293,064	289,384
Fixed-rate Federal Home Loan Bank advances	232,019	223,492	217,386	212,240
Variable-rate Federal Home Loan Bank advances	14,999	14,999	14,999	14,999

Total market risk sensitive liabilities	746,170	733,498	723,356	714,530

Off-balance sheet financial instruments:
Commitments to extend credit	782	0	(782)	(1,117)
Commitments to sell or deliver loans	(1,162)	0	1,162	1,661

Net market risk	$69,484	67,871	63,432	57,284

Percentage change from current market value	2.38%	0.00%	(6.54)%	(15.60)%

The preceding table was prepared utilizing the following assumptions (Model Assumptions) regarding prepayment and decay ratios which were determined by management based upon their review of historical prepayment speeds and future prepayment projections. Fixed rate loans were assumed to prepay at annual rates of between 7% to 52%, depending on the note rate and the period to maturity. Adjustable rate mortgages (ARMs) were assumed to prepay at annual rates of between 11% and 18%, depending on the note rate and the period to maturity. Growing Equity Mortgage (GEM) loans were assumed to prepay at annual rates of between 7% and 23% depending on the note rate and the period to maturity. Mortgage-backed securities and Collateralized Mortgage Obligations (CMOs) were projected to have prepayments based upon the underlying collateral securing the instrument and the related cash flow priority of the CMO tranche owned. Certificate accounts were assumed not to be withdrawn until maturity. Passbook and money market accounts were assumed to decay at an annual rate of 20%. FHLB advances were projected to be called at the first call date where the projected interest rate on similar remaining term advances exceeded the interest rate on HMN's callable advance.

Certain shortcomings are inherent in the method of analysis presented in the foregoing table. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates. The model assumes that the difference between the current interest rate being earned or paid compared to a treasury instrument or other interest index with a similar term to maturity (Interest Spread) will remain constant over the interest changes disclosed in the table. Changes in Interest Spread could impact projected market value changes. Certain assets, such as ARMs, have features which restrict changes in interest rates on a short-term basis and over the life of the assets. The market value of the interest-bearing assets which are approaching their lifetime interest rate caps could be different from the values disclosed in the table. In the event of a change in interest rates, prepayment and early withdrawal levels may deviate significantly from those assumed in calculating the foregoing table. The ability of many borrowers to service their debt may decrease in the event of an interest rate increase.

Asset/Liability Management
HMN's management reviews the impact that changing interest rates will have on its net interest income projected for the twelve months following September 30, 2003 to determine if its current level of interest rate risk is acceptable. The following table projects the estimated annual impact on net interest income of immediate interest rate changes called rate shocks.

Rate Shock	Net Interest	Percentage
in Basis Points	Income	Change

+200	26,475,000	10.60%
+100	25,760,000	7.61%
0	23,938,000	0.00%
-100	21,781,000	-9.01%

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

In an attempt to manage its exposure to changes in interest rates, management closely monitors interest rate risk. The Bank has an Asset/Liability Committee consisting of executive officers which meets at least quarterly to review the interest rate risk position and projected profitability. The committee makes adjustments to the asset/liability position of the Bank which are reported to the Board of Directors of the Bank. This Committee also reviews the Bank's portfolio, formulates investment strategies and oversees the timing and implementation of transactions to assure attainment of the Board's objectives in the most effective manner. In addition, the Board reviews on a quarterly basis the Bank's asset/liability position, including simulations of the effect on the Bank's capital of various interest rate scenarios.

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

To the extent consistent with its interest rate spread objectives, the Bank attempts to reduce its interest rate risk and has taken a number of steps to restructure its assets and liabilities. The Bank has primarily focused its fixed rate one-to-four family residential lending program on loans with contractual terms of 10 years or less. The Bank generally follows the practice of selling all of its fixed rate single family loans with contractual terms greater than 10 years which conform to the secondary market guidelines. HMN continues to focus its portfolio lending on the origination of commercial and consumer loans which generally have shorter weighted average terms to maturity and/or interest rates which adjust at least every three years. At times, depending on its interest rate sensitivity, the Bank may sell fixed rate single family loans in order to reduce interest rate risk and record a gain on the sale of loans.

Item 4: Controls and Procedures
Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

HMN FINANCIAL, INC.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

None.

ITEM 2. Changes in Securities and Use of Proceeds.

Not applicable.

ITEM 3. Defaults Upon Senior Securities.

Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders.

None.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits and Reports on Form 8-K.

    Exhibits. See Index to Exhibits on page 28 of this report.
    Reports furnished on Form 8-K.

(1) On July 25, 2003, HMN reported its financial results for its second fiscal quarter ended June 30, 2003.

(2) On October 23, 2003, HMN reported its financial results for its third fiscal quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
HMN FINANCIAL, INC.
Registrant

Date: November 10, 2003	/s/ Michael McNeil
Michael McNeil,
President/Chief Executive Officer
(Principal Executive Officer) (Duly Authorized Representative)

Date: November 10, 2003	/s/ Jon Eberle
Jon Eberle,
Chief Financial Officer
(Principal Financial Officer)

HMN FINANCIAL, INC.
INDEX TO EXHIBITS
FOR FORM 10-Q

Sequential
		Reference	Page Numbering
Regulation		to Prior	Where Attached
S-K		Filing or	Exhibits Are
Exhibit		Exhibit	Located in This
Number	Document Attached Hereto	Number	Form 10-Q Report

3.1	Amended and Restated Articles of Incorporation	*1	N/A

3.2	Amended and Restated By-laws	*2	N/A

4	Form of Common Stock	*3	N/A
Including indentures
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	31.1	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	31.2	Filed Electronically

32	Section 1350 Certification of CEO and CFO	32	Filed Electronically

*1	Incorporated by reference to the same numbered exhibit to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1998 (File No. 0-24100).

*2	Incorporated by reference to the same numbered exhibit to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997 (File 0-24100).

*3	Incorporated by reference to the same numbered exhibit to the Company's Registration Statement on Form S-1 dated April 1, 1994 (File No. 33-77212).

EXHIBIT 31.1

CERTIFICATIONS

I, Michael McNeil, certify that:

1. I have reviewed this quarterly report on Form 10-Q of HMN Financial, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 10, 2003                     By /s/ Michael McNeil
                                                             President/Chief Executive Officer

EXHIBIT 31.2

CERTIFICATIONS

I, Jon Eberle, certify that:

1. I have reviewed this quarterly report on Form 10-Q of HMN Financial, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 10, 2003                         By /s/ Jon Eberle
                                                                Senior Vice President/CFO