Form 10-K
period 2003-12-31
HMN FINANCIAL INC
filed 2004-03-12
CIK 921183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [ No Fee Required]

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from            to             .

Commission file number 0-24100.

HMN FINANCIAL, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	41-1777397
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1016 Civic Center Drive Northwest PO Box 6057 Rochester, Minnesota	55901
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(507) 535-1200

Securities Registered Pursuant to Section 12(b) of the Act:   None

Securities Registered Pursuant to Section 12(g) of the Act:   Common Stock, par value $.01 per share  (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.   YES ☒ NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best or registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)   YES ☐ NO ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2003 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $64.7 million computed by reference to the average high and low prices of $19.40 on such date as reported on Nasdaq National Market.   (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

As of March 2, 2004, the Registrant had issued and outstanding 4,535,280 shares of the Registrant’s Common Stock.

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

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Registrant’s Annual Report for the year ended December 31, 2003, are incorporated by reference in Parts I, II and IV of this Form 10-K. Parts of the Registrant’s Proxy Statement dated March 12, 2004, are incorporated by reference in Part III of this Form 10-K.

TABLE OF CONTENTS

PART I

Item 1.	Business
General
Market Area
Lending Activities
Origination, Purchases and Sales of Mortgage-Backed and Related Securities
Classified Assets and Delinquencies
Investment Activities
Sources of Funds
Other Information
Service Corporations of the Bank
Competition
Other Corporations Owned by HMN
Employees
Regulation and Supervision
Forward-looking Information
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosure About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures

PART III

Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accountant Fees and Services

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K
Signatures
Index to Exhibits

PART I

ITEM 1.     BUSINESS

General

HMN Financial, Inc. (HMN or the Company) is a stock savings bank holding company that owns 100 percent of Home Federal Savings Bank (the Bank).  The Bank has a community banking philosophy and operates retail banking and loan production facilities in Minnesota and Iowa.  The Bank also provides highly personalized financial services to a select group of individuals and businesses through Eagle Crest Capital Bank, a division of Home Federal Savings Bank, in Edina and Rochester, Minnesota.  The Bank has two wholly owned subsidiaries, Osterud Insurance Agency, Inc. (OAI) which offers financial planning products and services and Home Federal Holding, Inc. (HFH) which is the holding company for Home Federal REIT, Inc. (HFREIT) which invests in real estate loans acquired from the Bank.  HMN has another wholly owned subsidiary, Security Finance Corporation (SFC) which acts as an intermediary for the Bank in transacting like-kind property exchanges for Bank customers.  The Bank has a 51% owned subsidiary, Home Federal Mortgage Services, LLC (HFMS), which was a mortgage banking and mortgage brokerage business located in Brooklyn Park, Minnesota.  HFMS’s brokerage and production activity stopped during the third quarter of 2002, its assets were liquidated in 2003 and it is in the process of being dissolved.  The Bank has an 80% owned subsidiary, Federal Title Services, LLC (FTS), which performs mortgage title services for Bank customers.

As a community-oriented financial institution, HMN seeks to serve the financial needs of communities in its market area.  HMN’s business involves attracting deposits from the general public and businesses and using such deposits to originate or purchase one-to-four family residential, commercial real estate, and multi-family mortgage loans in addition to consumer, construction, and commercial business loans.  HMN also invests in mortgage-backed and related securities, investment securities (consisting primarily of U.S. government agency obligations) and other permissible investments.  The executive offices of HMN are located at 1016 Civic Center Drive Northwest, Rochester, Minnesota 55901.  Its telephone number at that address is (507) 535-1200.

Market Area

The Company serves the southern Minnesota counties of Fillmore, Freeborn, Houston, Mower, Olmsted and Winona and portions of Steele, Dodge, Goodhue and Wabasha through its corporate office located in Rochester, Minnesota and its nine branch offices located in Albert Lea, Austin, LaCrescent, Rochester, Spring Valley and Winona, Minnesota. The portion of HMN’s southern Minnesota market area consisting of Rochester and the contiguous communities is composed of primarily urban and suburban communities, while the balance of the Company’s southern Minnesota market area consists primarily of rural areas and small towns.  Primary industries in the Company’s southern Minnesota market area include manufacturing, agriculture, health care, wholesale and retail trade, service industries and education. Major employers include IBM, Mayo Clinic, Hormel - a food processing company, and various other companies. The Company’s market area is also the home of Winona State University, Rochester Community and Technical College, University of Minnesota - Rochester Center, Winona State University - Rochester Center and Austin’s Riverland Community College.

The Company serves the Iowa counties of Marshall and Tama through its branch offices located in Marshalltown and Toledo. Major industries in the area are Swift & Company - pork processors, Fisher Controls International - valve and regulator manufacturing, Lennox Industries - furnace and air conditioner manufacturing, Iowa Veterans Home - hospital care, Marshall Community School District - education, Marshall Medical & Surgical Center - hospital care and Meskwaki Casino - gaming operations.

Based upon information obtained from the U.S. Census Bureau for 2001 (the last year for which information is available), the population of the six primary counties in the Bank’s southern Minnesota market area was as follows:  Fillmore - 21,296; Freeborn - 32,300; Houston - 19,940; Mower - 38,631; Olmsted - 126,275; and Winona - 49,588. The median household income for these six counties ranged from $36,651 to $51,316.  With respect to Iowa, the population of Marshall County was 39,438 and the population of Tama County was 18,045. The median household income of these two counties ranged from $37,419 to $38,268.

The Company also serves a diverse high net worth customer base primarily in the seven county metropolitan area of Minneapolis and St. Paul from Eagle Crest Capital Bank, a division of Home Federal Savings Bank, located in Edina, Minnesota.  The Company serves a similar group of individuals and businesses in Olmsted county from its Eagle Crest Capital Bank location in Rochester, Minnesota.

Lending Activities

General.  Historically, the Company has originated 15 and 30-year, fixed-rate mortgage loans secured by one-to-four family residences for its loan portfolio.  Over the past five years, the Company has focused on reducing interest rate risk and increasing interest income by increasing its investment in shorter term and generally higher yielding commercial real estate and commercial business loans and reducing its investment in longer term (greater than 15 year) one-to-four family real estate loans.  The Company continues to originate 15 and 30 year fixed rate mortgage loans, however, the majority of these loans are sold in the secondary mortgage market and adjustable rate mortgage loans that are fixed for an initial period of one, three or five years are placed into portfolio.  The Company also offers a competitive array of consumer loan products which includes both open lines and closed end home equity loans as well as other consumer loans. The home equity line of credit has an adjustable interest rate based upon the Wall Street Journal prime rate plus a margin. Refer to Note 4 of the Notes to Consolidated Financial Statements in the Annual Report for more information on the loan portfolio.

The following table shows the composition of the Company’s loan portfolio by fixed and adjustable-rate loans as of December 31:

	2003		2002		2001		2000		1999
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Fixed-Rate Loans
Real Estate:
One-to-four family
GEM	$13,387	1.89%	$17,394	3.18%	$30,727	6.38%	$47,811	9.08%	$51,309	10.56%
Other	65,004	9.17	74,510	13.63	110,619	22.97	158,083	30.03	187,796	38.66
Total one-to-four family	78,391	11.06	91,904	16.81	141,346	29.35	205,894	39.11	239,105	49.22
Multi-family	6,471	0.91	6,588	1.20	7,644	1.59	7,099	1.35	7,475	1.54
GEM - multi-family	61	0.01	64	0.01	68	0.01	71	0.01	74	0.02
Commercial	52,563	7.42	37,878	6.93	29,756	6.18	27,743	5.27	27,801	5.72
Construction or development	17,215	2.43	17,234	3.15	15,542	3.22	2,126	0.40	5,011	1.03
Total fixed-rate real estate loans	154,701	21.83	153,668	28.10	194,356	40.35	242,933	46.14	279,466	57.53
Consumer loans:
Savings	494	0.07	534	0.10	594	0.12	695	0.13	733	0.15
Automobile	14,754	2.08	11,062	2.02	6,624	1.38	6,363	1.21	4,532	0.93
Home equity	18,742	2.65	21,049	3.85	26,300	5.46	27,832	5.29	16,962	3.49
Mobile home	3,665	0.52	4,534	0.83	5,456	1.13	4,921	0.94	791	0.16
Other	3,859	0.54	4,080	0.75	4,093	0.85	3,650	0.69	2,311	0.48
Total consumer loans	41,515	5.86	41,259	7.55	43,067	8.94	43,461	8.26	25,329	5.21
Commercial business loans	51,609	7.28	42,272	7.73	37,123	7.71	27,821	5.28	18,936	3.90
Total other loans	93,123	13.14	83,531	15.28	80,190	16.65	71,282	13.54	44,265	9.11
Total fixed-rate loans	247,824	34.97	237,199	43.38	274,546	57.00	314,215	59.68	323,731	66.64

Adjustable-Rate Loans
Real estate:
One-to-four family	65,924	9.30	59,662	10.91	74,102	15.38	106,994	20.32	105,569	21.73
Multi-family	25,008	3.53	9,113	1.67	6,657	1.38	4,920	0.93	724	0.15
Commercial	146,603	20.69	92,539	16.92	41,012	8.52	33,911	6.44	16,309	3.36
Construction or development	78,131	11.02	44,102	8.07	31,435	6.53	18,085	3.44	11,035	2.27
Total adjustable-rate real estate loans	315,666	44.54	205,416	37.57	153,206	31.81	163,910	31.13	133,637	27.51
Consumer (home equity and other)	64,391	9.09	55,162	10.09	36,064	7.49	27,435	5.21	22,907	4.72
Commercial business loans	80,808	11.40	48,989	8.96	17,817	3.70	20,939	3.98	5,499	1.13
Total adjustable-rate loans	460,865	65.03	309,567	56.62	207,087	43.00	212,284	40.32	162,043	33.36
Total loans	708,689	100.00%	546,766	100.00%	481,633	100.00%	526,499	100.00%	485,774	100.00%
Less
Loans in process	11,298		6,826		4,692		2,953		2,771
Unamortized discounts	166		142		278		289		297
Net deferred loan fees	1,334		1,068		1,212		1,348		1,537
Allowance for losses on loans	6,940		4,824		3,783		3,144		3,273
Total loans receivable, net	$688,951		$533,906		$471,668		$518,765		$477,896

The following table illustrates the interest rate maturities of the Company’s loan portfolio at December 31, 2003. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. Scheduled repayments of principal are reflected in the year in which they are scheduled to be paid.

	Real Estate
	One-to-four family		Multi-family and Commercial		Construction		Consumer		Commercial Business		Total
Due During Years Ending December 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate

2004 (1)	$14,969	6.45%	$29,774	6.22%	$30,481	6.12%	$17,401	7.70%	$65,675	5.36%	$158,300	6.04%
2005	8,356	6.09	20,048	6.90	11,624	6.32	14,710	7.10	16,789	6.21	71,527	6.59
2006	8,277	6.03	43,369	6.75	1,963	5.99	13,467	7.18	18,737	6.10	85,813	6.59
2007 through 2008	15,974	5.89	40,413	6.81	454	6.13	21,586	6.91	16,927	6.76	95,354	6.66
2009 through 2013	37,878	5.68	62,076	6.82	8,033	4.68	30,969	6.59	9,546	6.18	148,502	6.33
2014 through 2028	68,920	5.71	34,422	5.92	18,878	5.30	7,773	6.65	4,785	5.99	134,778	5.77
2029 and following	14,416	5.48	0	0.00	0	0.00	0	0.00	0	0.00	14,416	5.48
	$168,790		$230,102		$71,433		$105,906		$132,459		$708,690

(1)                                  Includes demand loans, loans having no stated maturity, and overdraft loans.

The total amount of loans due after December 31, 2004 which have predetermined interest rates is $186.1 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $364.2 million.

Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA), the aggregate amount of loans that the Bank is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a “readily ascertainable” value or 30% for certain residential development loans).  At December 31, 2003, based upon the 15% limitation, the Bank’s regulatory limit for loans-to-one borrower was approximately $10.8 million. At December 31, 2003, the dollar amount of outstanding loans to three borrowers or groups of related borrowers exceeded this amount, but some of the loans included in these loan totals were exempt from the lending limit due to the “Direct Benefit and Common Enterprise Rules”. Some of the loans to one of the borrowers were secured by certificates of deposit or marketable securities held by the Bank, which provided the Bank with an expanded lending limit.  The total loans outstanding to these borrowers at December 31, 2003 were $13.8 million, $11.6 million, and $11.2 million, respectively.  The amounts outstanding, excluding those loans that were exempt from the loans to one borrower limits because of the “Direct Benefit and Common Enterprise Rules”, were $8.8 million, $7.6 million and $6.2 million, respectively.  The largest borrowing relationship is secured by various manufacturing and food processing facilities as well as equipment.  The loans relating to this borrowing relationship were performing in accordance with their terms at December 31, 2003.

All of the Bank’s lending is subject to its written underwriting standards and to loan origination procedures. Decisions on loan applications are made on the basis of detailed applications and property valuations determined by an independent appraiser. The loan applications are designed primarily to determine the borrower’s ability to repay. The more significant items on the application are verified through use of credit reports, financial statements, tax returns and/or confirmations. The Bank also offers the Home Credit Plus Program which relies on the credit score of the loan applicant instead of income, asset and employment verification procedures.  The Bank also offers low or alternative documentation underwriting procedures which conform to Federal National Mortgage Association (FNMA) underwriting guidelines.

The Bank’s Mortgage and Consumer Loan Committee is responsible for reviewing and approving all loans over the Federal Home Loan Mortgage Corporation (FHLMC)/FNMA conforming loan dollar limit (the Limit) originated by the Bank which are not sold in the secondary loan market. The Limit was $322,700 for 2003 and $300,700 for 2002.  Approval of one member of the Mortgage and Consumer Loan Committee was obtained on all loans above the Limit.

The Bank’s Commercial Loan Committee is responsible for reviewing and approving individual commercial loans or loans to borrowers with aggregate lending relationships ranging from $1.0 million to $7.5 million.  The Bank’s individual commercial loan officers have the authority to approve loans which meet the guidelines established by the commercial loan policy for loans up to $250,000, subject to specific loan officer authority limits.  The Bank’s Commercial Loan Officers Committee has the authority to approve loans which meet the commercial loan policy guidelines that are less than $1.0 million.  Individual loans of $7.5 million or more, and loans to borrowers with aggregate lending relationships that exceed that amount, must be approved by the Board of Directors or its Executive Commercial Loan Committee.

The Bank generally requires title insurance on its mortgage loans as well as fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property. The Bank also requires flood insurance to protect the property securing its interest when the property is located in a flood plain.

One-to-Four Family Residential Real Estate Lending.  At December 31, 2003 the Company’s one-to-four family real estate loans, consisting of both fixed rate and adjustable rate loans, totaled $144.3 million, a decline of $7.3 million, from $151.6 million at December 31, 2002.  This decrease in the one-to-four family loans is consistent with the Company’s strategy of changing the composition of its portfolio toward commercial and consumer loans.

The Company offers conventional fixed-rate one-to-four family loans that have maximum terms of 30 years. In order to reduce interest rate risk, the Company sells the majority of fixed rate loan originations or refinances with terms to maturity of 15 years or greater that are eligible for sale in the secondary market. The interest rates charged on the fixed-rate loan products are set based on the FNMA delivery rates, as well as other competitive factors.   The Company also originates a limited number of fixed-rate loans with terms up to 30 years which are insured by the Federal Housing Authority (FHA), Veterans Administration (VA) and Minnesota Home Finance Administration (MHFA).

The Company also offers one-year ARMs at a margin (generally 275 to 375 basis points) over the yield on the Average Monthly One Year U.S. Treasury Constant Maturity Index for terms of up to 30 years. The ARM loans offered by the Company allow the borrower to select (subject to pricing) an initial period of one year, three years, or five years between the loan origination and the date the first interest rate change occurs.  The ARMs generally have a 200 basis point annual interest rate change cap and a lifetime cap of 600 basis points over or under the initial rate. Initial interest rates offered on the ARM loans during 2003 ranged from 100 basis points below the fully indexed loan rate to 100 basis points over that rate. All borrowers are qualified for the loan at the fully indexed rate. HMN’s originated ARMs do not permit negative amortization of principal, generally do not contain prepayment penalties and are not convertible into fixed-rate loans.

In underwriting one-to-four family residential real estate loans, the Company evaluates the borrower’s credit history; ability to make principal, interest and escrow payments; the value of the property that will secure the loan; and debt to income ratios. Properties securing one-to-four family residential real estate loans made by the Company are appraised by independent fee appraisers.  The Company originates residential mortgage loans with loan-to-value ratios up to 100% for owner-occupied homes and up to 90% for non-owner occupied homes; however, private mortgage insurance is generally required to reduce the Company’s ratio to 80% or less on most loans.  The Company generally seeks to underwrite its loans in accordance with secondary market standards.

The Company’s residential mortgage loans customarily include due-on-sale clauses giving it the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the property subject to the mortgage.

Fixed rate loans in the Company’s portfolio include both GEM loans and conventional fixed-rate loans.  The GEM loans require payments which increase after the first year. Under the GEM loans, the monthly payments required for the first year are established based on a 30-year amortization schedule.  Depending upon the program selected, the payments may increase in the succeeding years by amounts ranging from 0% to 6.2%. Most of the GEM loans originated by the Company provide for at least four annual payment increases over the first five years of the loan. The increased payments required under GEM loans are applied to principal and have the effect of shortening the term to maturity; the GEM loans do not permit negative amortization. The Company currently offers one GEM product with a contractual maturity of approximately 15 years. The GEMs are generally priced based upon loans with similar contractual maturities. The GEMs are popular with consumers who anticipate future increases in income and who desire an amortization schedule of less than 30 years.  The low mortgage interest rates over the past several years has decreased the demand for GEM loans as consumers have opted for shorter term fixed rate loans.

Commercial Real Estate and Multi-Family Lending.   The Company originates permanent commercial real estate and multi-family loans secured by properties located primarily in its market area. It also purchases commercial real estate and multi-family loans originated by third parties on properties outside of its market area.  The commercial real estate and multi-family loan portfolio includes loans secured by motels, hotels, apartment buildings, churches, office buildings, business facilities, shopping malls, nursing homes, golf courses, warehouses and other non-residential building properties primarily located in the upper midwestern United States.

Permanent commercial real estate and multi-family loans are generally originated for a maximum term of 15 years and may have longer amortization periods with balloon maturity features. The interest rates may be fixed for the term of the loan or have adjustable features which are tied to prime or a published index. Commercial real estate and multi-family loans are generally written in amounts up to 80% of the lesser of the appraised value of the property or the purchase price and generally have a debt service coverage ratio of at least 120%. The debt service coverage is the ratio of net cash from operations before debt service payments.  The Company may originate construction loans secured by commercial or multi-family real estate, or may purchase participation interests in third party originated construction loans secured by commercial or multi-family real estate.

Appraisals on commercial real estate and multi-family real estate properties are performed by independent appraisers prior to the time the loan is made.  For transactions less than $250,000, the Company may use an internal valuation.  All appraisals on commercial and multi-family real estate are reviewed and approved by a commercial loan officer, credit manager, commercial department manager, or a qualified third party.  The Bank’s underwriting procedures require verification of the borrower’s credit history, income and financial statements, banking relationships and income projections for the property. All commercial real estate and multi-family loans over $1.0 million must be approved by a majority of the Commercial Loan Committee prior to closing.  The commercial loan policy generally requires personal guarantees from the proposed borrowers.  An initial on-site inspection is generally required for all collateral properties for loans with balances in excess of $250,000.  Independent annual reviews are performed for aggregate commercial lending relationships that exceed $500,000.  The reviews cover financial performance, documentation completeness and accuracy of loan risk ratings.

At December 31, 2003, the Company’s two largest commercial real estate loans totaled $10.8 million and $9.9 million.  The first loan is secured by land to be developed in Rochester, Minnesota and the second loan is secured by a golf course development in Byron, Minnesota.  Both of these loans were performing at December 31, 2003.

Multi-family and commercial real estate loans generally present a higher level of risk than loans secured by one-to-four family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans.  Furthermore, the repayment of loans secured by multi-family and commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower’s ability to repay the loan may be impaired. At December 31, 2003, $2.2 million of loans in the commercial real estate portfolio were nonperforming.  There were three nonperforming loans in this category at December 31, 2003 with the largest one being a $1.7 million loan secured by a hotel.  There can be no assurance that the amount of nonperforming loans will not increase in the future.

Construction Lending.  The Company makes construction loans to individuals for the construction of their residences and to builders for the construction of one-to-four family residences. It also makes some loans to builders for houses built on speculation.  Construction loans also include commercial real estate loans.

Almost all loans to individuals for the construction of their residences are structured as permanent loans.  Such loans are made on the same terms as residential loans, except that during the construction phase, which typically lasts up to seven months, the borrower pays interest only. Generally, the borrower also pays a construction fee at the time of origination equal to the origination fee plus other costs associated with processing the loan. Residential construction loans are underwritten pursuant to the same guidelines used for originating residential loans on existing properties.

Construction loans to builders or developers of one-to-four family residences generally carry terms of one year or less. Such loans may permit the payment of interest from loan proceeds.

Construction loans to owner occupants are generally made in amounts up to 95% of the lesser of cost or appraised value, but no more than 85% of the loan proceeds can be disbursed until the building is completed. HMN generally limits the loan-to-value ratios on loans to builders to 80%. Prior to making a commitment to fund a construction loan, the Company requires a valuation of the property, financial data, and verification of the borrower’s income. The Company obtains personal guarantees for substantially all of its construction loans to builders.  Personal financial statements of guarantors are also obtained as part of the loan underwriting process. Construction loans are generally located in the Company’s market area.

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

At December 31, 2003 construction real estate loans totaled $95.3 million of which one-to-four family residential loans totaled $44.6 million, multi-family residential totaled $23.3 million and commercial real estate totaled $27.4 million.

The nature of construction loans is such that they are more difficult to evaluate and monitor.  The risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value upon completion of the project, experience of the builder, and the estimated cost (including interest) of the project. If the estimate of value proves to be inaccurate, the Company may be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment and/or the possibility of having to make substantial investments to complete and sell the project.  Because defaults in repayment may not occur during the construction period it may be difficult to identify problem loans at an early stage.  In such cases, the Company may be required to modify the terms of the loan.

Consumer Lending.  The Company originates a variety of consumer loans, including home equity loans (open-end and closed-end), automobile, home improvement, mobile home, lot loans, deposit account and other loans for household and personal purposes.

Consumer loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower. The Company’s consumer loans are made at fixed or adjustable interest rates, with terms up to 20 years for secured loans and up to three years for unsecured loans.

The Company’s home equity loans are written so that the total commitment amount, when combined with the balance of any other outstanding mortgage liens, may not exceed 100% of the appraised value of the property.  The closed-end home equity loans are written with fixed or adjustable-rates with terms up to 15 years.  The open-end home equity lines are written with an adjustable rate with terms up to 20 years, a 10 year draw period which requires “interest only” payments and a 10 year repayment period which fully amortizes the outstanding balance.  The consumer may access the open-end home equity line either by making a withdrawal at the Bank or writing a check on the home equity line of credit account.  Open and closed-end equity loans, which are generally secured by second mortgages on the borrower’s principal residence, represented 69.1% of the consumer loan portfolio at December 31, 2003.

The underwriting standards employed by the Bank for consumer loans include a determination of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount. Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles or mobile homes. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At December 31, 2003, $1.0 million of the consumer loan portfolio was non-performing. There can be no assurance that the amount of nonperforming loans will not increase in the future.

Commercial Business Lending.  In order to satisfy the demand for financial services to individuals and businesses in its market area, the Company maintains a portfolio of commercial business loans primarily to retail and manufacturing operations and professional firms.  The Company’s commercial business loans generally have terms ranging from six months to five years and may have either fixed or variable interest rates.  The Company’s commercial business loans generally include personal guarantees and are usually, but not always, secured by business assets such as inventory, equipment, leasehold interests in equipment, fixtures, real estate and accounts receivable. The underwriting process for commercial business loans includes consideration of the borrower’s financial statements, tax returns, projections of future business operations and inspection of the subject collateral, if any. The Company has also purchased participation interests in commercial business loans from third party originators. These loans generally have underlying collateral of inventory or equipment and repayment periods of less than ten years.

Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business.  As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Furthermore, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.  At December 31, 2003, $186,000 of loans in the commercial business loan portfolio were non-performing. There can be no assurance that the amount of nonperforming loans will not increase in the future.

Originations, Purchases and Sales of Loans and Mortgage-Backed and Related Securities

Real estate loans are generally originated by the Company’s staff of salaried and commissioned loan officers.  Loan applications are taken in all branch and loan production offices.

The Company originates both fixed and adjustable-rate loans, however, its ability to originate loans is dependent upon the relative customer demand for loans in its markets.  Demand for adjustable-rate loans is affected by the interest rate environment. The Company originated for portfolio $25.4 million of one-to-four family adjustable rate loans during 2003, an increase of $16.8 million, from $8.6 million in 2002 and 2001.  The Company also originated for portfolio $32.2 million of fixed rate one-to-four family loans during 2003, an increase of $12.4 million, from $19.8 million for 2002, compared to $13.4 million for 2001.

During the past several years, the Company has focused its portfolio loan origination efforts on commercial real estate, commercial business and consumer loans because these loans have terms to maturity and adjustable interest rate characteristics which are generally more beneficial to the Company than single family fixed-rate conventional loans.  The Company originated $297.0 million of multi-family and commercial real estate, commercial business and consumer loans (which excludes commercial real estate loans in construction or development) during the year ended December 31, 2003, an increase of $95.8 million, from originations of $201.2 million for 2002, compared to $109.6 million for 2001.

In order to supplement loan demand in the Company’s market area and geographically diversify its loan portfolio, The Company purchases real estate loans from selected sellers, with yields based upon current market rates.  The Company carefully reviews and underwrites all loans to be purchased to ensure that they meet the Company’s underwriting standards and the seller generally continues to service the purchased loans. The Company purchased $102.4 million of loans during 2003, an increase of $31.1 million, from $71.3 million during 2002, compared to $12.4 million during 2001.  The majority of the purchased one-to-four family loans have interest rates that are fixed for a one, three or five year period and then adjust annually thereafter.  In 2001, the Banks mortgage banking subsidiary, Home Federal Mortgage Services, LLC (HFMS), purchased loans available for sale from brokers and resold these loans into the secondary market.  HFMS ceased operation in 2002 which reduced subsequent purchases of loans available for sale.   The purchased commercial real estate and commercial business loans have terms and interest rates that are similar in nature to the Company’s originated commercial and business portfolio.  All purchased loans are reviewed to determine that each loan meets certain underwriting requirements. Refer to Note 4 of the Notes to Consolidated Financial Statements in the Annual Report for more information on purchased loans.

The Company has some mortgage-backed and related securities which are held, based on investment intent, in the “available for sale” portfolio. The Company purchased $15.1 million of mortgage-backed securities during 2003, an increase of $5.0 million, from $10.1 million purchased in 2002, compared to no purchases in 2001.  The Company sold $22.3 million in mortgage-backed securities during 2003, an increase of $22.3 million, from no sales in 2002, compared to sales of $2.0 million in 2001. See — “Investment Activities.”

The following table shows the loan and mortgage-backed and related securities origination, purchase, acquisition, sale and repayment activities of the Company for the periods indicated.

LOANS HELD FOR INVESTMENT

	Year Ended December 31,
(Dollars in thousands)	2003	2002	2001
Originations by type:
Adjustable-rate:
Real-estate - one-to-four family	$25,433	8,583	8,581
-multi-family	5,316	866	1,765
-commercial	47,647	25,768	8,947
-construction or development	50,552	63,145	49,314
Non-real estate – consumer	30,561	36,498	21,199
-commercial business	84,406	48,866	13,262
Total adjustable-rate	243,915	183,726	103,068

Fixed-rate:
Real estate-one-to-four family	32,181	19,798	13,350
-multi-family	250	0	56
-commercial	42,370	21,666	7,003
-construction or development	25,040	16,335	16,731
Non-real estate - consumer	38,640	26,589	30,756
-commercial business	47,841	40,981	26,571
Total fixed-rate	186,322	125,369	94,467
Total loans originated	430,237	309,095	197,535

Purchases:
Real estate-one-to-four family	15,277	11,819	0
- mulit-family	7,830	0	0
- commercial	43,542	23,305	2,371
-construction or development	25,365	25,049	1,715
Non-real estate – commercial business	10,396	11,105	8,360
Total loans purchased	102,410	71,278	12,446

Sales and repayments:
Real estate - commercial	18,912	162	2,398
Construction or development	431	6,381	99
Non-real estate – commercial business	4,105	162	439
Total sales	23,448	6,705	2,936
Transfers to loans held for sale	3,555	9,502	2,214
Principal repayments	322,104	243,828	221,495
Total reductions	349,107	260,035	226,645
Decrease in other items, net	(21,618)	(55,205)	(28,202)
Net increase (decrease)	$161,922	65,133	(44,866)

LOANS HELD FOR SALE

	Year Ended December 31,
(Dollars in thousands)	2003	2002	2001
Originations by type:
Adjustable-rate:
Real-estate – one-to-four family	$5,302	7,477	664
- construction or development	0	268	0
Total adjustable-rate	5,302	7,745	664

Fixed-rate:
Real estate-one-to-four family	269,475	167,884	235,614
-construction or development	5,184	3,667	2,559
Total fixed-rate	274,659	171,551	238,173
Total loans originated	279,961	179,296	238,837

Purchases:
Real estate-one-to-four family	0	32,203	544,053
Total loans purchased	0	32,203	544,053

Sales and repayments:
Real estate – one-to-four family	292,163	274,602	724,219
Total sales	292,163	274,602	724,219
Transfers from loans held for investment	(3,555)	(9,502)	(2,214)
Total reductions	288,608	265,100	722,005
Net increase (decrease)	$(8,647)	(53,601)	60,885

MORTGAGE-BACKED AND RELATED SECURITIES

	Year Ended December 31,
(Dollars in thousands)	2003	2002	2001
Purchases:
Mortgage-backed securities:
CMOs and REMICs (1)	$15,139	10,063	0
Total purchases	15,139	10,063	0
Sales:
Mortgage-backed securities:
CMOs and REMICs	22,268	0	2,069
Total sales	22,268	0	2,069
Principal repayments	(31,718)	(24,397)	(7,081)
Net decrease	$(38,847)	(14,334)	(9,150)

(1) Collateralized Mortgage Obligations and Real Estate Mortgage Investment Conduits

Classified Assets and Delinquencies

Classification of Assets.  Federal regulations require that each savings institution classify its assets on a regular basis. In addition, in connection with examinations of savings institutions, the Office of Thrift Supervision (OTS) and the Federal Deposit Insurance Corporation (FDIC) examiners may identify problem assets and, if appropriate, require them to be classified.  There are three classifications for problem assets:  substandard, doubtful and loss.  Assets classified as substandard have one or more defined weaknesses and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.  Assets classified as doubtful have the weaknesses of those classified as substandard, with additional characteristics that make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset on the balance sheet of the institution is not warranted.  Assets classified as substandard or doubtful require the institution to establish prudent general allowances for loan losses. If an asset, or portion thereof, is classified as loss, the institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified as loss, or charge off such amount. If an institution does not agree with an examiner’s classification of an asset, it may appeal the determination to the OTS District Director or the appropriate FDIC personnel, depending on the regulator.  On the basis of management’s review of its assets, at December 31, 2003, the Bank classified a total of $5.2 million of its loans and other assets as follows:

(Dollars in thousands)	One-to-Four Family	Commercial And Multi-family	Consumer	Commercial Business	Other Assets	Total

Substandard	$1,291	189	831	465	348	3,124
Doubtful	0	0	89	0	0	89
Loss	0	1,674	130	151	0	1,955
Total	$1,291	1,863	1,050	616	348	5,168

The Bank’s classified assets consist of non-performing loans and loans and other assets of concern discussed herein.  As of the date hereof, these asset classifications are materially consistent with those of the OTS and FDIC.

Delinquency Procedures. When a borrower fails to make a required payment on a loan, the Company attempts to cure the delinquency by contacting the borrower. A late notice is sent on all loans over 16 days delinquent. Additional written and verbal contacts may be made with the borrower between 30 and 60 days after the due date. If the loan is contractually delinquent 90 days, the Company sends a 30-day demand letter to the borrower and after the loan is contractually delinquent 120 days, institutes appropriate action to foreclose on the property. If foreclosed, the property is sold at a sheriff’s sale and may be purchased by the Company. Delinquent consumer loans are generally handled in a similar manner. The Company’s procedures for repossession and sale of consumer collateral are subject to various requirements under state consumer protection laws.

Real estate acquired by the Company as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate in judgment for six to twelve months and thereafter as real estate owned until it is sold. When property is acquired or expected to be acquired by foreclosure or deed in lieu of foreclosure, it is recorded at the lower of cost or estimated fair value, less the estimated cost of disposition. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of fair value less disposition cost.

The following table sets forth the Company’s loan delinquencies by loan type, amount and percentage of type at December 31, 2003.

	Loans Delinquent For:						Total Delinquent
	60-89 Days			90 Days and Over			Loans
(Dollars in thousands)	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
One-to-four family real estate	5	$573	0.40%	16	$1,200	0.83%	21	$1,773	1.23%
Nonresidential	1	648	0.33	1	300	0.15	2	948	0.48
Consumer	37	415	0.39	23	1,032	0.97	60	1,447	1.37
Commercial business	1	89	0.07	0	0	0.00	1	89	0.07
Total	44	$1,725	0.24%	40	$2,532	0.36%	84	$4,257	0.60%

Investment Activities

HMN and the Bank utilize the available for sale securities portfolio in virtually all aspects of asset/liability management strategy. In making investment decisions, the Investment-Asset/Liability Committee considers, among other things, the yield and interest rate objectives, the credit risk position, and the Bank’s liquidity and projected cash flow requirements.

Securities.  Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers’ acceptances, repurchase agreements and federal funds. Subject to various restrictions, the holding company of a federally chartered savings institution may also invest its assets in commercial paper, investment grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly.

The investment strategy of HMN and the Bank has been directed toward a mix of high-quality assets (primarily government agency obligations) with short and intermediate terms to maturity.  At December 31, 2003, the Company did not own any investment securities of a single issuer which exceeded 10% of the Company’s stockholder’s equity other than U.S. government agency obligations.

The Bank invests a portion of its liquid assets in interest-earning overnight deposits of the Federal Home Loan Bank of Des Moines (FHLB) and various money market mutual funds.  Other investments include high grade medium-term (up to three years) federal agency notes, and a variety of other types of mutual funds which invest in adjustable-rate, mortgage-backed securities, asset-backed securities, repurchase agreements and U.S. Treasury and agency obligations.  The Company invests in the same type of investment securities as the Bank and also invests in taxable and tax exempt municipal obligations and corporate equities such as preferred and common stock.  Refer to Note 3 of the Notes to Consolidated Financial Statements in the Annual Report for additional information regarding the Company’s securities portfolio.

The following table set forth the composition of the Company’s securities portfolio, excluding mortgage-backed and related securities, at the dates indicated.

	2003				2002				2001
	Amort Cost	Adjusted To	Market Value	% of Total	Amort Cost	Adjusted To	Market Value	% of Total	Amort Cost	Adjusted To	Market Value	% of Total
Securities available for sale:
U.S. Government agency obligations	$86,658	930	87,588	67.32%	$61,098	2,154	63,252	59.05%	$34,576	210	34,786	41.04%
Municipal obligations	177	(7)	170	0.13	319	(11)	308	0.29	728	(9)	719	0.85
Corporate debt	0	0	0	0.00	1,061	16	1,077	1.01	9,546	96	9,642	11.37
Corporate equity (1)	700	0	700	0.54	1,300	191	1,491	1.39	4,821	(91)	4,730	5.58
Stock of federal agencies (1)	3,500	(343)	3,157	2.43	3,504	(131)	3,373	3.15	3,768	21	3,789	4.47
Subtotal	91,035		91,615	70.42	67,282		69,501	64.89	53,439		53,666	63.31
Federal Home Loan Bank stock	10,004		10,004	7.69	11,881		11,881	11.09	12,245		12,245	14.44
Total investment securities and Federal Home Loan Bank stock	101,039		101,619	78.11	79,163		81,382	75.98	65,684		65,911	77.75

Average remaining life of investment securities excluding Federal Home Loan Bank stock	1.8 years				2.3 years				2.8 years

Other interest earning assets:
Cash equivalents	28,497		28,497	21.89	25,729		25,729	24.02	18,864		18,864	22.25
Total	$129,536		130,116	100.00%	$104,892		107,111	100.00%	$84,548		84,775	100.00%
Average remaining life or term to repricing of investment securities and other interest earning assets, excluding
Federal Home Loan Bank stock	1.4 years				1.7 years				2.1 years

(1)Average life assigned to corporate equity holdings and stock of federal agencies is five years.

The composition and maturities of the investment securities portfolio, excluding Federal Home Loan Bank stock, mortgage-backed and related securities, are indicated in the following table.

	December 31, 2003
	1 Year or Less	After 1 through 5 Years	After 5 through 10 Years	Over 10 Years	No Stated Maturity	Total Securities
(Dollars in thousands)	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Adjusted To	Market Value
Securities available for sale:
U.S. government agency securities	$24,915	61,638	0	105	0	86,658	930	87,588
Municipal obligations	0	0	177	0	0	177	(7)	170
Corporate equity	0	0	0	0	700	700	0	700
Stock of federal agencies	0	0	0	0	3,500	3,500	(343)	3,157
Total stock	$24,915	61,638	177	105	4,200	91,035		91,615

Weighted average yield (1)	3.36%	2.82%	7.25%	3.25%	2.36%	2.95%

(1)  Yields are computed on a tax equivalent basis.

Mortgage-Backed and Related Securities.  In order to supplement loan production and achieve its asset/liability management goals, the Company invests in mortgage-backed and related securities. All of the mortgage-backed and related securities owned by the Company are issued, insured or guaranteed either directly or indirectly by a federal agency or are rated “AA” or higher.  The Company had $13.0 million of mortgage-backed and related securities classified as “available for sale” at December 31, 2003, compared to $51.9 at December 31, 2002 and $66.2 million at December 31, 2001.

The contractual maturities of the mortgage-backed and related securities portfolio without any prepayment assumptions at December 31, 2003 are as follows:

(Dollars in thousands)	5 Years or Less	5 to 10 Years	10 to 20 Years	Over 20 Years	December 31, 2003 Balance Outstanding
Securities available for sale:
Federal Home Loan Mortgage Corporation	$0	327	0	115	442
Government National Mortgage Association	1	0	32	0	33
Collateralized Mortgage Obligations	150	0	8,035	4,389	12,574
Total	$151	327	8,067	4,504	13,049

Weighted average yield	6.57%	6.61%	4.14%	4.06%	4.19%

At December 31, 2003, the Company did not have any non-agency mortgage-backed or related securities in excess of 10% of its stockholders’ equity.

CMOs are securities derived by reallocating the cash flows from mortgage-backed securities or pools of mortgage loans in order to create multiple classes, or tranches, of securities with coupon rates and average lives that differ from the underlying collateral as a whole.  The terms to maturity of any particular tranche is dependent upon the prepayment speed of the underlying collateral as well as the structure of the particular CMO.  Although a significant proportion of the Company’s CMOs are in tranches which have been structured (through the use of cash flow priority and “support” tranches) to give somewhat more predictable cash flows, the cash flow and hence the value of CMOs is subject to change.

At December 31, 2003, the Company had $84,000 invested in CMOs which have floating interest rates that change either monthly or quarterly, compared to $43.6 million at December 31, 2002 and $54.6 million at December 31, 2001.

Mortgage-backed and related securities can serve as collateral for borrowings and, through sales and repayments, as a source of liquidity.  In addition, mortgage-backed and related securities available for sale can be sold to respond to changes in economic conditions.

Sources of Funds

General.  The Bank’s primary sources of funds are retail and brokered deposits, payments of loan principal, interest earned on loans and securities, repayments and maturities of securities, borrowings and other funds provided from operations.

Deposits.  The Bank offers a variety of deposit accounts having a wide range of interest rates and terms.  The Bank’s deposits consist of passbook, negotiable order of withdrawal (NOW), money market, non-interest bearing checking and certificate accounts (including individual retirement accounts) to retail and commercial business customers.  The Bank relies primarily on competitive pricing policies and customer service to attract and retain these deposits.

The variety of deposit accounts offered by the Bank has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand.  As customers have become more interest rate conscious, the Bank has become more susceptible to short-term fluctuations in deposit flows.  The Bank manages the pricing of its deposits in keeping with its asset/liability management, profitability and growth objectives.  Based on its experience, the Bank believes that its passbook, NOW, and money market accounts are relatively stable sources of deposits.  However, the ability of the Bank to attract and maintain certificate deposits, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

The following table sets forth the savings flows at the Bank during the periods indicated.

	Year Ended December 31,
(Dollars in thousands)	2003	2002	2001
Opening balance	$432,951	421,843	421,691
Deposits	2,498,532	1,444,532	1,075,211
Withdrawals	(2,388,783)	(1,442,495)	(1,091,668)
Interest credited	8,988	9,071	16,609
Ending balance	551,688	432,951	421,843

Net increase	$118,737	11,108	152

Percent increase	27.43%	2.63%	0.04%

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Bank as of December 31:

	2003		2002		2001
(Dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Transactions and Savings Deposits(1):

Non-interest checking	$37,629	6.82%	$28,173	6.51%	$18,148	4.30%
NOW Accounts – 0.39%(2)	61,271	11.11	43,509	10.03	40,225	9.54
Passbook Accounts – 0.20%(3)	35,883	6.50	41,033	9.48	32,738	7.76
Money Market Accounts – 1.23%(4)	91,315	16.57	49,510	11.44	45,002	10.67
Total Non-Certificates	$226,098	41.00%	$162,225	37.46%	$136,113	32.27%

Certificates:
0.00 - 0.99%	$1,525	0.28%	$481	0.11%	$0	0.00%
1.00 - 1.99%	$55,629	10.08%	$22,522	5.20%	$2,785	0.66%
2.00 - 2.99%	103,450	18.75	72,161	16.67	34,924	8.28
3.00 - 3.99%	71,691	12.99	75,445	17.43	64,330	15.25
4.00 - 4.99%	76,315	13.83	74,818	17.28	64,097	15.19
5.00 - 5.99%	16,621	3.01	23,719	5.48	35,909	8.51
6.00 - 6.99%	246	0.04	1,468	0.35	70,282	16.66
7.00 - 7.99%	113	0.02	112	0.02	13,403	3.18
Total Certificates	325,590	59.00	270,726	62.54	285,730	67.73
Total Deposits	$551,688	100.00%	$432,951	100.00%	$421,843	100.00%

(1)          Reflects rates paid on transaction and savings deposits at December 31, 2003.

(2)          The rate on NOW accounts for 2002 was 0.30% and 2001 was 0.64%.

(3)          The rate on Passbook Accounts for 2002 was 0.35% and 2001 was 0.75%.

(4)          The rate on Money Market Accounts for 2002 was 1.16% and 2001 was 1.89%.

The following table shows rate and maturity information for the Bank’s certificates of deposit as of December 31, 2003.

(Dollars in thousands)
Certificate accounts maturing in quarter ending:	0.00- 0.99%	1.00- 1.99%	2.00- 2.99%	3.00- 3.99%	4.00- 4.99%	5.00- 5.99%	6.00- 6.99%	7.00- 7.99%	Total	Percent of Total

March 31, 2004	596	16,523	20,354	263	6,485	4,161	194	0	48,576	14.92
June 30, 2004	380	9,743	19,380	464	8,736	10,033	42	0	48,778	14.98
September 30, 2004	85	7,969	13,678	9,653	10,851	920	0	0	43,156	13.25
December 31, 2004	164	15,305	1,438	8,926	665	230	6	0	26,734	8.21
March 31, 2005	49	2,030	188	3,161	10,678	285	0	0	16,391	5.03
June 30, 2005	31	1,472	2,021	2,520	16,958	150	0	13	23,165	7.11
September 30, 2005	51	1,247	881	18,718	626	116	0	100	21,739	6.69
December 31, 2005	39	1,286	928	5,001	337	70	0	0	7,661	2.35
March 31, 2006	8	16	1,881	2,435	312	125	0	0	4,777	1.47
June 30, 2006	7	16	2,039	161	685	360	0	0	3,268	1.00
September 30, 2006	14	6	2,605	231	254	7	4	0	3,121	0.97
December 31, 2006	16	13	29,829	919	1,366	0	0	0	32,143	9.87
Thereafter	85	3	8,228	19,239	18,362	164	0	0	46,081	14.15
Total	$1,525	55,629	103,450	71,691	76,315	16,621	246	113	325,590	100.00%

Percent of total	0.47%	17.09%	31.77%	22.02%	23.44%	5.10%	0.08%	0.03%	100.00%

The following table indicates the amount of the Bank’s certificates of deposit and other deposits by time remaining until maturity as of December 31, 2003.

	Maturity
(Dollars in thousands)	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 months	Total

Certificates of deposit less than $100,000	$35,683	42,442	53,700	80,537	212,362
Certificates of deposit of $100,000 or more	10,443	5,274	15,187	75,894	106,798
Public funds less than $100,000	50	50	0	0	100
Public funds of $100,000 or more(1)	2,400	1,012	1,003	1,915	6,330
Total certificates of deposit	$48,576	48,778	69,890	158,346	325,590
Passbook of $100,000 or more	$3,898	0	0	0	3,898
Accounts of $100,000 or more	$16,741	6,286	16,190	77,809	117,026

(1)Deposits from governmental and other public entities.

For additional information regarding the composition of the Bank’s deposits, see Note 13 of the Notes to Consolidated Financial Statements in the Annual Report.  For additional information on certificate maturities and the impact on the Company’s liquidity see Liquidity starting on page 18 of the Annual Report.

Borrowings.  The Bank’s other available sources of funds include advances from the FHLB and other borrowings.  As a member of the FHLB, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances.  Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities.  The FHLB may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions.  Consistent with its asset/liability management strategy, the Bank has utilized FHLB advances from time to time to extend the term to maturity of its liabilities.  The Bank has also used FHLB borrowings to fund loan demand and other investment opportunities and to offset deposit outflows.  At December 31, 2003, the Bank had $203.9 million of FHLB advances outstanding.  On such date, the Bank had a collateral pledge arrangement with the FHLB of Des Moines pursuant to which the Bank may borrow up to an additional $9.7 million for liquidity purposes.  Refer to Note 14 of the Notes to Consolidated Financial Statements in the Annual Report for more information on FHLB advances.

At December 31, 2002, HMN had an undrawn $2.5 million revolving line of credit with a bank.  The credit line matured on November 15, 2003 and was renewed in the first quarter of 2004 with a rate of prime minus 75 basis points.

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

OAI is a Minnesota corporation that was organized in 1983 and operated as an insurance agency until 1986 when its assets were sold.  OAI remained inactive until 1993 when it began offering credit life insurance, annuity and mutual fund products to the Bank’s customers and others.

The Bank owns a 51% interest in HFMS, a Delaware limited liability company, that was formed in 2001 to operate a mortgage banking and mortgage brokerage business in Brooklyn Park, Minnesota.  HFMS’s brokerage and production activity stopped in the third quarter of 2002.  The company’s assets were liquidated in 2003 and it is in the process of being dissolved.

HFH is a wholly owned Delaware corporation that was formed in 2002, and has its principal office in Grand Cayman Islands.  HFH is the holding company for HFREIT which invests in real estate loans acquired from the Bank.

The Bank owns an 80% interest in Federal Title Services, LLC (FTS), a Minnesota limited liability company formed in 2003.  FTS operates a mortgage title services business located in Minnetonka, Minnesota.

Competition

The Bank faces strong competition both in originating real estate, commercial and consumer loans and in attracting deposits.  Competition in originating loans comes primarily from mortgage bankers, commercial banks, credit unions and other savings institutions, which have offices in the Bank’s market area and those that operate through Internet banking operations throughout the continental United States.  The Bank competes for loans principally on the basis of the interest rates and loan fees it charges, the types of loans it originates and the quality of services it provides to borrowers.

Competition for deposits is principally from money market and mutual funds, securities firms, commercial banks, credit unions and other savings institutions located in the same communities and those that operate through Internet banking operations throughout the continental United States.  The ability of the Bank to attract and retain deposits depends on its ability to provide an investment opportunity that satisfies the requirements of investors as to rate of return, liquidity, risk, convenience and other factors.  The Bank competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours and a customer oriented staff.

Other Corporations Owned by HMN

HMN has one other wholly owned subsidiary, Security Finance Corporation (SFC).  SFC acts as an intermediary for the Bank in transacting like kind property exchanges for Bank customers.

Employees

At December 31, 2003, the Company had a total of 223 employees including part-time employees.  None of the employees of the Company or its subsidiaries are represented by any collective bargaining unit.  Management considers its employee relations to be good.

Regulation and Supervision

The banking industry is highly regulated, as a savings and loan holding company, HMN is subject to regulation by the OTS.  The Bank, a federally-chartered savings association, is subject to extensive regulation and examination by the OTS, which is the Bank’s primary federal regulator.  The FDIC also has some authority to regulate the Bank.  Subsidiaries of HMN and the Bank may also be subject to state regulation and/or licensing in connection with certain insurance or mortgage banking activities.  HMN and the Bank are subject to numerous laws and regulations.  These laws and regulations impose restrictions on activities, set minimum capital requirements, impose lending and deposit restrictions and establish other restrictions.  References in this section to applicable statutes and regulations are brief and incomplete summaries only.  You should consult the statutes and regulations for a full understanding of the details of their operation.

Holding Company Regulation

An entity that owns a savings association is a savings and loan holding company (SLHC).  If a holding company owns more than one savings association, it is a multiple SLHC; if it owns only one savings association, it is a unitary SLHC.  HMN is a unitary SLHC.  The Home Owners Loan Act (HOLA) historically limited multiple SLHCs and their non-association subsidiaries to financial activities and services and to activities authorized for bank holding companies, but unitary SLHCs, in the past, were not subject to restrictions on the activities that could be conducted by holding companies or their affiliates.

In November of 1999 the Gramm-Leach-Bliley Act (GLB Act) was signed into law.  The GLB Act made significant changes to laws regulating the financial services industry.  Changes included:  (1) a new framework under in which bank holding companies can own securities firms, insurance companies and other financial companies; (2) prohibitions on new unitary SLHCs from engaging in non-financial activities or affiliating with non-financial entities; (3) new consumer protections associated with the transfer and use of non-public personal information by financial institutions; and (4) modifications to the Federal Home Loan Bank System.  Unitary SLHCs, such as HMN, that were in existence or had an application filed with the OTS on or before May 4, 1999, are not subject to the new restrictions on unitary SLHCs.  As a result, the GLB Act did not affect HMN’s ability to control non-financial firms or engage in non-financial activities.

Acquisitions by Savings and Loan Holding Companies.  Acquisition of a savings association or a savings and loan holding company is generally subject to OTS approval and the public must have an opportunity to comment on the proposed acquisition.  Without prior approval from the OTS, HMN may not acquire, directly or indirectly, more than 5% of the voting stock of a savings association.

Examination and Reporting.  Under HOLA and OTS regulations HMN, as a SLHC, must file periodic reports with the OTS.  In addition, HMN must comply with OTS record keeping requirements.  HMN is subject to holding company examination by the OTS.  The OTS may take enforcement action if the activities of a SLHC constitute a serious risk to the financial safety, soundness or stability of a subsidiary savings association.

Affiliate Transactions.  The Bank, as a holding company subsidiary that is a depository institution, is subject to both qualitative and quantitative limitations on transactions with HMN and HMN’s other subsidiaries.  See “Transactions with Affiliates and Insiders”.

Capital Adequacy.  HMN is not currently subject to regulatory capital requirements, the Bank is subject to various capital requirements.  See “Capital Requirements”.

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

OTS regulations place limits on the Bank’s lending and investment powers.  Savings associations are expected to conduct lending activities in a prudent, safe and sound manner.  OTS regulations set aggregate limits on certain types of loans including commercial, commercial  real estate, and consumer loans.  OTS regulations also establish limits on loans to a single borrower.  As of December 31, 2003, the Bank’s loan limit to one borrower was approximately $10.8 million.  A federal savings association generally may not invest in noninvestment-grade debt securities.  A federal savings association may establish subsidiaries to conduct any activity the association is authorized to conduct and may establish service corporation subsidiaries for limited preapproved activities.

Qualified Thrift Lender Test.  Savings associations, including the Bank, must be qualified thrift lenders (QTL).  A savings association generally satisfies the QTL requirement if at least 65% of a specified asset base consists of things such as loans to small businesses and loans to purchase or improve domestic residential real estate.  Savings associations may qualify as QTLs in other ways.  Savings associations that do not qualify as QTLs are subject to significant restrictions on their operations.  If the Bank fails to meet QTL requirements the Bank and HMN would face certain limitations, including limits on HMN’s ability to control non-financial firms.  As of December 31, 2003, the Bank met the QTL test.

OTS Assessments.  HOLA authorizes the OTS to charge assessments to recover the costs of examining savings associations and their affiliates.  The assessment is done semi-annually.  The OTS bases the assessment on three factors:  1) asset size; 2) condition; and 3) complexity of the institution.  The Bank’s OTS assessment for the year ended December 31, 2003, was approximately $149,000.

Transactions with Affiliates and Insiders.  Banks and savings associations are subject to affiliate and insider transaction restrictions.  The restrictions prohibit or limit a savings association from extending credit to, or entering into certain transactions with affiliates, principal stockholders, directors and executive officers of the savings association and its affiliates.  The term “affiliate” generally includes a holding company, such as HMN, and any company under common control with the savings association.  Federal law limits transactions between the Bank and any one affiliate to 10% of the Bank’s capital and surplus and with all affiliates in the aggregate to 20%.  In addition, the federal law governing unitary savings and loan holding companies prohibits the Bank from making any loan to any affiliate whose activity is not permitted for a subsidiary of a bank holding company.  This law also prohibits the Bank from making any equity investment in any affiliate that is not its subsidiary. The Bank is currently in compliance with these requirements.

Dividend Restrictions.  Federal law limits the ability of a depository institution, such as the Bank, to pay dividends or make other capital distributions.  The Bank, as a subsidiary of a savings and loan holding company, must file a notice with the OTS before the proposed declaration of a dividend or approval of a proposed capital distribution by its board of directors and must obtain prior approval from the OTS if it fails to meet certain regulatory conditions. No dividends were declared or distributed by the Bank in 2003.

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

The FDIC has established a risk-based system for setting deposit insurance assessments.  Under the risk-based assessment system, an institution’s insurance assessments vary according to the level of capital the institution holds and the degree to which it is the subject of supervisory concern.  In addition, regardless of the potential risk to the insurance fund, federal law requires the FDIC to establish assessment rates that will maintain each insurance fund’s ratio of reserves to insured deposits at $1.25 per $100.  Both funds currently exceed this reserve ratio.  During 2003, the assessment rate for both SAIF and BIF deposits ranged from zero to 0.27% of covered deposits.  The Bank qualified for the lowest rate on SAIF deposits in 2003 and thus paid $0 in 2003.  It is possible that the reserve ratio will fall below 1.25% and accordingly, it is possible the Bank will have to pay deposit insurance assessments in 2004 or subsequent years.

In addition to deposit insurance assessments, the FDIC is authorized to collect assessments against insured deposits to be paid to the Financing Corporation (FICO) to service FICO debt incurred in the 1980s.  The FICO assessment rate is adjusted quarterly. In 2003 the Bank paid an assessment of approximately $72,000.

Capital Requirements

The federal bank regulatory agencies, including the OTS, have a risk-based capital framework in place.  The regulators use a combination of risk based guidelines and leverage ratios to evaluate capital adequacy.

The following table sets forth the current regulatory requirement for capital ratios for savings associations as compared with the Bank’s capital ratios at December 31, 2003:

	Core or Tier 1 Capital to Adjusted Total Assets		Tangible Capital to Assets	Core or Tier 1 Capital to Risk- Weighted Assets	Total Capital to Risk-Weighted Assets

Regulatory Minimum	3.00	%(1)	1.50%	4.00%	8.00%
The Bank’s Actual	8.03%		8.03%	10.19%	11.06%

(1)  Most savings associations are required to maintain a leverage ratio of 4.00% or more.

Capital Categories and Prompt Corrective Action

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) created a statutory framework that increased the importance of meeting applicable capital requirements.  FDICIA established five capital categories:  (1) well-capitalized; (2) adequately capitalized; (3) undercapitalized; (4) significantly undercapitalized; and (5) critically undercapitalized.  The activities in which a depository institution may engage and regulatory responsibilities of federal bank regulatory agencies vary depending upon whether an institution is well-capitalized, adequately capitalized or under capitalized.  Under capitalized institutions are subject to various restrictions such as limitations on dividends and growth.  A depository institution’s category depends upon where its capital levels are in relation to relevant capital measures, which include a risk-based capital measure and certain other factors.  The federal banking agencies (including the OTS) adopted regulations that implement this statutory framework.  Under these regulations, an institution is generally treated as well-capitalized if its ratio of total capital to risk-weighted assets is 10.00% or more, its ratio of core capital to risk-weighted assets is 6.00% or more, its ratio of core capital to adjusted total assets (leverage ratio) is 5.00% or more, and it is not subject to any federal supervisory order or directive to meet a specific capital level.  In order to be adequately capitalized, an institution must have a total risk-based capital ratio of not less than 8.00%, a Tier 1 risk-based capital ratio of not less than 4.00%, and a leverage ratio of not less than 4.00%.  Any institution that is neither well capitalized nor adequately capitalized will be considered undercapitalized.  The Bank currently is considered well capitalized.

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

Federal Home Loan Bank (FHLB) System

The Bank is a member of the FHLB of Des Moines (FHLB), which is one of the 12 regional Federal Home Loan Banks (FHB), that administers the home financing credit function of savings associations.  Each FHB serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHB System.  It makes loans or advances to members in accordance with policies and procedures established by the board of directors of the FHB.  These policies and procedures are subject to the regulation and oversight of the Federal Housing Financing Board.  All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHB.  Long-term advances are required to be used for residential home financing and small business and agricultural loans.

As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines.  As of December 31, 2003, the Bank had $10.0 million in FHLB stock, which was in compliance with this requirement.  The Bank receives dividends on its FHLB stock and over the past five calendar years dividends have averaged approximately 4.6%.

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

Bank Secrecy Act

The Bank Secrecy Act requires financial institutions to keep records and file reports that are determined to have a high degree of usefulness in criminal, tax and regulatory matters, and to implement counter-money laundering programs and compliance procedures.  It was amended by the USA Patriot Act.  See “USA Patriot Act of 2001” below.

USA Patriot Act of 2001

Enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C. on September 11, 2001, the USA Patriot Act of 2001 (the Patriot Act) is intended to strengthen U.S. law enforcement’s and the intelligence communities’ ability to work cohesively to combat terrorism on a variety of fronts. The Patriot Act contains anti-money laundering and financial transparency law modifications and requires various regulation including: due diligence requirements for financial institutions that administer, maintain or manage private bank accounts or correspondent accounts for non-U.S. persons; standards for verifying customer identification at the time of account opening; rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; filing of reports with the Treasury Department’s Financial Crimes Enforcement Network for certain transactions in currency;  and filing of suspicious activity reports by financial institutions if they believe a customer may be violating U.S. laws and regulations. The impact on Bank operations from the Patriot Act will ultimately depend on the types of customers served by the Bank.

Forward-looking Information

This Form 10-K and other reports issued by the Company, including other reports filed with the Securities and Exchange Commission, may contain “forward-looking” statements that deal with future results, plans or performance. In addition, the Company’s management may make such statements orally to the media, or to securities analysts, investors or others.  Forward-looking statements deal with matters that do not relate strictly to historical facts. The Company’s future results may differ materially from historical performance and forward-looking statements about the Company’s expected financial results or other plans are subject to a number of risks and uncertainties. These include, but are not limited to, possible legislative changes and adverse economic, business and competitive developments such as shrinking interest margins; deposit outflows; reduced demand for financial services and loan and lease products; changes in accounting policies and guidelines, or monetary and fiscal policies of the federal government; changes in credit and other risks posed by the Company’s loan and investment portfolios; technological, computer-related or operational difficulties; adverse changes in securities markets; results of litigation or other significant uncertainties.

ITEM 2.   PROPERTIES

The Company leases the corporate office at 1016 Civic Center Drive NW, Rochester, Minnesota and owned the buildings and land for 9 of its 11 full service branches. The remaining two full service branches are leased, as well as the Eagle Crest Capital Bank location at 5201 Eden Avenue, Suite 170, Edina, Minnesota and the title company office located at 13911 Ridgedale Drive, Suite 450, Minnetonka, Minnesota.  The Bank uses all properties except for the title company office, which is used by Federal Title Services, LLC. All the properties are located in Minnesota, except for two full service branches located in Iowa.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.   MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

The information on pages 19, 38, 48 and the back cover page of the Annual Report to Security Holders for the year ended December 31, 2003 is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA

The information on page 5 of the Annual Report to Security Holders for the year ended December 31, 2003 is incorporated herein by reference.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information on pages 6 through 21 of the Annual Report to Security Holders for the year ended December 31, 2003 is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information on pages 20 and 21 of the Annual Report to Security Holders for the year ended December 31, 2003 is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information on pages 22 through 48 of the Annual Report to Security Holders for the year ended December 31, 2003 is incorporated herein by reference.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this annual report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in internal controls. No change in the Company’s internal control over financial reporting was identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the period covered by this report and that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated by reference from the information under the captions “Director Nominees,” “Directors Continuing in Office After Annual Meeting,” “Director Emeritus,” “Board of Directors’ Meetings and Committees” (excluding any information not related to the audit committee) and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on April 27, 2004.

HMN has adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, controller and other persons performing similar functions.  We have posted the Code of Ethics on our website located at www.hmnf.com.  We intend to post on our website any amendment to, or waiver from, a provision of our Code of Ethics that applies to our principal executive officer, principal financial and accounting officer, controller and other persons performing similar functions within five business days following the date of such amendment or waiver.

Executive Officers of the Registrant Who Are Not Directors

Officers are elected annually by the Board of Directors of HMN and the Bank.  The business experience of each executive officer of both HMN and the Bank who is not also a director of HMN is set forth below.

Dwain C. Jorgensen.  Mr. Jorgensen, age 55, is Senior Vice President Operations of HMN and the Bank.  Mr. Jorgensen has held such positions since 1998.  From 1989 to 1998, he served as Vice President, Controller and Chief Accounting Officer of HMN and the Bank. From 1983 to 1989, Mr. Jorgensen was an Assistant Vice President and Operations Officer with the Bank.

Jon J. Eberle.  Mr. Eberle, age 38, is Chief Financial Officer, Senior Vice President and Treasurer of HMN and the Bank.  Mr. Eberle was appointed to these positions in 2003.  Prior to that he had served as a Vice President since 2000 and as the Controller since 1998.  From 1994 to 1998, he served as the Director of Internal Audit for HMN and the Bank.

ITEM 11.   EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the information under the captions “Executive Compensation” (excluding information under caption “Compensation Committee Report on Executive Compensation” and “Stockholder Return Performance Presentation”), “Compensation Committee Interlocks and Insider Participation” and “Director Cash Compensation” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on April 27, 2004.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference from the information under the captions “Security Ownership of Management and Certain Beneficial Owners” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on April 27, 2004.

The following table provides information as of December 31, 2003 for compensation plans under which equity securities may be issued.

Plan Category	(a) Number of Securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (1)
Equity compensation plans approved by shareholders	374,718	$13.85	213,434
Equity compensation plans not approved by shareholders	0	0	0
Total	374,718	$13.85	213,434

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

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference from the information under the captions “Certain Transactions” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on April 27, 2004.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from the information under the captions “Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on April 27, 2004.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Statements, Financial Statement Schedules and Exhibits

1.  Financial Statements

The following information appearing in the Registrant’s Annual Report to Security Holders for the year ended December 31, 2003, is incorporated by reference in this Form 10-K Annual Report as Exhibit 13.

Annual Report Section	Pages in 2003 Annual Report
Five Year Consolidated Financial Highlights	5

Consolidated Balance Sheets —
December 31, 2003 and 2002	22

Consolidated Statements of Income —
Each of the Years in the Three-Year Period Ended December 31, 2003	23

Consolidated Statements of Comprehensive Income —
Each of the Years in the Three-Year Period Ended December 31, 2003	23

Consolidated Statement of Stockholders’
Equity — Each of the Years in the Three-Year Period Ended December 31, 2003	24

Consolidated Statements of Cash Flows —	25
Each of the Years in the Three-Year Period Ended December 31, 2003

Notes to Consolidated Financial Statements	26-44

Independent Auditors’ Report	45

Selected Quarterly Financial Data	46-47

Other Financial Data	48

Common Stock Price Information	48

2.  Financial Statement Schedules

All financial statement schedules have been omitted as information is not required under the related instructions, is not applicable or has been included in the Notes to Consolidated Financial Statements.

3.             Exhibits

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto	Sequential Page Numbering Where Attached Exhibits Are Located in This Form 10-K Report
2	Agreement and Plan of Merger dated July 1, 1997	1*	Not applicable
3.1	Amended and Restated Certificate of Incorporation	2*	Not applicable
3.2	Amended and Restated By-laws	Exhibit 3.2	Filed electronically
4	Form of Common Stock Certificate	3*	Not applicable
10.1†	Change in Control Agreement for Mr. McNeil dated as of March 1, 2004	Exhibit 10.1	Filed electronically
10.2†	Employment Agreement for Mr. McNeil dated as of November 1, 2000	6*	Not applicable
10.3†	Form of Change in Control Agreement for Executive Officers	Exhibit 10.3	Filed electronically
10.4†	Separation Agreement for Mr. Johnson dated as of March 17, 2003	8*	Not applicable
10.5†	Directors Deferred Compensation Plan	4*	Not applicable
10.6†	Amended and Restated HMN Financial, Inc. Recognition and Retention Plan dated July 29, 1998	5*	Not applicable
10.7†	Amended and Restated HMN Financial, Inc. Stock Option and Incentive Plan dated July 29, 1998	5*	Not applicable
10.8†	HMN Financial, Inc. 2001 Omnibus Stock Plan	7*	Not applicable
13	Portions of Annual Report to security holders incorporated by reference	Exhibit 13	Filed electronically
21	Subsidiaries of Registrant	Exhibit 21	Filed electronically
23	Consent of KPMG LLP dated March 12, 2004	Exhibit 23	Filed electronically
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer	Exhibit 31.1	Filed electronically
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer	Exhibit 31.2	Filed electronically
32.1	Section 1350 Certifications of Chief Executive Officer	Exhibit 32.1	Filed electronically
32.2	Section 1350 Certifications of Chief Financial Officer	Exhibit 32.2	Filed electronically

† Management contract of compensatory arrangement.

1*            Incorporated by reference to the same numbered exhibit to the Company’s Current Report on Form 8-K dated July 1, 1997, filed on July 10, 1997.

2*            Incorporated by reference to the same numbered exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1998 (File No. 0-24100).

3*          Incorporated by reference to the same numbered exhibit to the Company’s Registration Statement on Form S-1 dated April 1, 1994 (File No. 33-77212).

4*          Incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 1994 (File No. 0-24100).

5*          Incorporated by reference to the same numbered exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1998 (File No. 0-24100).

6*            Incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2000 (File No. 0-24100).

7*            Incorporated by reference to Exhibit B to the Company’s Proxy Statement for its Annual Meeting of Stockholders held on April 24, 2001 (File no. 0-24100).

8*           Incorporated by reference to Exhibit B to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002 (File No. 0-24100).

(b) Reports on Form 8-K:

(1)  On October 23, 2003, HMN reported its financial results for its third fiscal quarter ended September 30, 2003.

(2)  On January 22, 2004, HMN reported its financial results for its fourth fiscal quarter and year-ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HMN FINANCIAL, INC.

Date: March 12, 2004	By:	/s/ Michael McNeil
Michael McNeil, President
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Timothy R. Geisler	By:	/s/ Jon J. Eberle
	Timothy R. Geisler, Chairman		Jon J. Eberle, Sr. Vice President, CFO and Treasurer
Date:	March 12, 2004		(Principal Financial and Accounting Officer)
		Date:	March 12, 2004

By:	/s/ Michael McNeil
Michael McNeil, President
(Principal Executive Officer)
Date:	March 12, 2004

By:	/s/ Allan R. DeBoer	By:	/s/Duane D. Benson
	Allan R. DeBoer, Director		Duane D. Benson, Director
Date:	March 12, 2004	Date:	March 12, 2004

By:	/s/ Roger P. Weise	By:	/s/ Susan K. Kolling
	Roger P. Weise, Director		Susan K. Kolling, Director
Date:	March 12, 2004	Date:	March 12, 2004

By:	/s/ Mahlon C. Schneider	By:	/s/ Michael J. Fogarty
	Mahlon C. Schneider, Director		Michael J. Fogarty, Director
Date:	March 12, 2004	Date:	March 12, 2004

INDEX TO EXHIBITS

Regulation S-K Exhibit Number	Document	Sequential Page Numbering Where Attached Exhibits Are Located in This Form 10-K Report

Exhibit 3.2	Amended and Restated By-Laws	Filed electronically

Exhibit 10.1	Change in Control Agreement for Mr. McNeil dated March 1, 2004	Filed electronically

Exhibit 10.3	Form of Change in Control Agreement for incorporated by reference Executive Officers	Filed electronically

Exhibit 13	Portions of Annual Report to security holders incorporated by reference	Filed electronically

Exhibit 21	Subsidiaries of Registrant	Filed electronically

Exhibit 23	Consent of KPMG, LLP dated March 12, 2004	Filed electronically

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer	Filed electronically

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer	Filed electronically

Exhibit 32.1	Section 1350 Certifications of Chief Executive Officer	Filed electronically

Exhibit 32.2	Section 1350 Certifications of Chief Financial Officer	Filed electronically