Form 10-Q
period 2004-03-31
HMN FINANCIAL INC
filed 2004-05-10
CIK 921183

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2004

      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) FOR THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

      Commission File Number 0-24100

                               HMN FINANCIAL, INC.
             (Exact name of Registrant as specified in its Charter)

                           Delaware                                              41-1777397
--------------------------------------------------------------    ---------------------------------------
(State or other jurisdiction of incorporation or organization)    (I.R.S. Employer Identification Number)

         1016 Civic Center Drive N.W., Rochester, MN                               55901
--------------------------------------------------------------    ---------------------------------------
           (Address of principal executive offices)                              (ZIP Code)

     Registrant's telephone number, including area code:                       (507) 535-1200


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

      Yes ( ) No (X)

Indicate the number of shares outstanding of each of the issuer's common stock as of the latest practicable date.

            Class                                 Outstanding at April 30, 2004
-----------------------------                     -----------------------------
Common stock, $0.01 par value                                4,482,280

                               HMN FINANCIAL, INC.
                                    CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                                                                                       Page
Item 1: Financial Statements (unaudited)

        Consolidated Balance Sheets at March 31, 2004 and December 31, 2003                                              3

        Consolidated Statements of Income for the Three Months Ended March 31, 2004 and 2003                             4

        Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2004 and 2003               5

        Consolidated Statement of Stockholders' Equity for the Three Month Period Ended March 31, 2004                   5

        Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2004 and 2003                         6

        Notes to Consolidated Financial Statements                                                                      7-13

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations                          14-21

Item 3: Quantitative and Qualitative Disclosures about Market Risk Discussion included in Item 2 under Market Risk       19

Item 4: Controls and Procedures                                                                                          21

                           PART II - OTHER INFORMATION

Item 1: Legal Proceedings                                                                                                22

Item 2: Changes in Securities, Use of Proceeds and Issuer Purchases of Securities                                        22

Item 3: Defaults Upon Senior Securities                                                                                  22

Item 4: Submission of Matters to a Vote of Security Holders                                                              22

Item 5: Other Information                                                                                                22

Item 6: Exhibits and Reports on Form 8-K                                                                                 22

Signatures                                                                                                               23

                         PART I - FINANCIAL INFORMATION

ITEM 1 : FINANCIAL STATEMENTS

                      HMN FINANCIAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                       March 31,        December 31,
                                                                         2004               2003
                                                                     -------------      ------------
                                                                      (unaudited)
                                     ASSETS
Cash and cash equivalents ........................................   $  33,502,104       30,496,823
Securities available for sale:
   Mortgage-backed and related securities
    (amortized cost $12,289,007 and $13,707,005) .................      11,936,841       13,048,718
    Other marketable securities
     (amortized cost $96,038,784 and $91,035,285) ................      97,065,773       91,615,047
                                                                     -------------      -----------
                                                                       109,002,614      104,663,765
                                                                     -------------      -----------

Loans held for sale ..............................................       4,954,795        6,542,824
Loans receivable, net ............................................     717,020,602      688,951,119
Accrued interest receivable ......................................       3,816,944        3,462,221
Real estate, net .................................................         339,011           73,271
Federal Home Loan Bank stock, at cost ............................       9,938,100       10,004,400
Mortgage servicing rights, net ...................................       3,411,229        3,447,843
Premises and equipment, net ......................................      12,387,533       12,110,151
Investment in limited partnerships ...............................         187,951          617,042
Goodwill .........................................................       3,800,938        3,800,938
Core deposit intangible, net .....................................         419,010          447,474
Prepaid expenses and other assets ................................         943,937        1,818,156
                                                                     -------------      -----------
    Total assets .................................................   $ 899,724,768      866,436,027
                                                                     =============      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits .........................................................   $ 611,656,186      551,687,995
Federal Home Loan Bank advances ..................................     198,900,000      203,900,000
Accrued interest payable .........................................         895,541          766,837
Customer escrows .................................................       1,079,512       22,457,671
Accrued expenses and other liabilities ...........................       5,177,864        6,952,600
Deferred tax liabilities .........................................         138,600           26,300
                                                                     -------------      -----------
    Total liabilities ............................................     817,847,703      785,791,403
                                                                     -------------      -----------

Commitments and contingencies
Minority interest ................................................        (271,018)        (286,433)
Stockholders' equity:
    Serial preferred stock: ($.01 par value)
     Authorized 500,000 shares; issued and outstanding none ......               0                0
    Common stock ($.01 par value):
     Authorized 11,000,000; issued shares 9,128,662 ..............          91,287           91,287
Additional paid-in capital .......................................      57,715,080       57,863,726
Retained earnings, subject to certain restrictions ...............      86,697,978       85,364,657
Accumulated other comprehensive income (loss) ....................         436,623          (50,725)
Unearned employee stock ownership plan shares ....................      (4,689,628)      (4,738,084)
Treasury stock, at cost 4,621,382 and 4,616,010 shares ...........     (58,103,257)     (57,599,804)
                                                                     -------------      -----------
    Total stockholders' equity ...................................      82,148,083       80,931,057
                                                                     -------------      -----------
Total liabilities and stockholders' equity .......................   $ 899,724,768      866,436,027
                                                                     =============      ===========

See accompanying notes to consolidated financial statements.

                      HMN FINANCIAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                                       Three Months Ended
                                                                            March 31,
                                                                       2004            2003
                                                                   ------------     ----------
Interest income:
     Loans receivable ..........................................   $ 11,491,264      9,639,924
     Securities available for sale:
         Mortgage-backed and related ...........................        118,864        142,213
         Other marketable ......................................        683,407        561,219
     Cash equivalents ..........................................         26,298         28,917
     Other .....................................................         36,422         98,651
                                                                   ------------     ----------
         Total interest income .................................     12,356,255     10,470,924
                                                                   ------------     ----------

Interest expense:
     Deposits ..................................................      2,930,034      2,471,263
     Federal Home Loan Bank advances ...........................      2,188,955      2,478,672
                                                                   ------------     ----------
        Total interest expense .................................      5,118,989      4,949,935
                                                                   ------------     ----------
        Net interest income ....................................      7,237,266      5,520,989
Provision for loan losses ......................................        819,000        865,000
                                                                   ------------     ----------
        Net interest income after provision for loan losses ....      6,418,266      4,655,989
                                                                   ------------     ----------

Non-interest income:
     Fees and service charges ..................................        568,550        432,140
     Mortgage servicing fees ...................................        287,232        216,576
     Securities gains, net .....................................              0        591,035
     Gain on sales of loans ....................................        412,369      1,465,232
     Earnings (losses) in limited partnerships .................         (6,617)      (354,842)
     Other .....................................................        274,749        221,100
                                                                   ------------     ----------
        Total non-interest income ..............................      1,536,283      2,571,241
                                                                   ------------     ----------

Non-interest expense:
     Compensation and benefits .................................      2,528,478      2,279,502
     Occupancy .................................................        884,602        823,799
     Federal deposit insurance premiums ........................         18,705         18,936
     Advertising ...............................................         87,546         84,864
     Data processing ...........................................        190,565        271,108
     Amortization of mortgage servicing rights, net of valuation
       adjustments and servicing costs .........................        253,449        790,530
     Other .....................................................        962,574        944,551
                                                                   ------------     ----------
        Total non-interest expense .............................      4,925,919      5,213,290
                                                                   ------------     ----------
        Income before income tax expense .......................      3,028,630      2,013,940
Income tax expense .............................................        910,500        624,400
                                                                   ------------     ----------
        Income before minority interest ........................      2,118,130      1,389,540
Minority interest ..............................................         (2,331)             0
                                                                   ------------     ----------
        Net income .............................................   $  2,120,461      1,389,540
                                                                   ============     ==========
Basic earnings per share .......................................   $       0.54           0.37
                                                                   ============     ==========
Diluted earnings per share .....................................   $       0.52           0.36
                                                                   ============     ==========

See accompanying notes to consolidated financial statements

                      HMN FINANCIAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (unaudited)

                                                                                Three Months Ended March 31,
                                                                           2004                             2003
                                                              ------------------------------   -------------------------------
Net income                                                    $                    2,120,461                         1,389,540
Other comprehensive income, net of tax:
   Unrealized holding gains (losses) arising during period       487,348                       (479,055)
   Less: reclassification adjustment for gains
     included in net income                                            0                        382,135
                                                                 -------                       --------
Net unrealized gains (losses) on securities                               487,348                         (861,190)
                                                                          -------                         --------
Other comprehensive income (loss)                                                    487,348                          (861,190)
                                                                                   ---------                         ---------
Comprehensive income                                          $                    2,607,809                           528,350
                                                                                   =========                         =========

See accompanying notes to consolidated financial statements.

                      HMN FINANCIAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2004
                                   (unaudited)

                                                                                        Unearned
                                                                                        Employee
                                                                       Accumulated       Stock                         Total
                                           Additional                    Other         Ownership                       Stock-
                               Common        Paid-in      Retained    Comprehensive      Plan         Treasury        Holders'
                                Stock        Capital      Earnings    Income (Loss)      Shares         Stock         Equity
                             -----------   -----------   -----------  -------------   -----------    -----------    -----------
Balance, December 31, 2003   $    91,287    57,863,726    85,364,657       (50,725)    (4,738,084)   (57,599,804)    80,931,057
  Net income                                               2,120,461                                                  2,120,461
  Other comprehensive income                                               487,348                                      487,348
  Treasury stock purchases                                                                              (770,000)      (770,000)
  Employee stock options
    exercised                                 (238,900)                                                  266,547         27,647
  Tax benefits of exercised
    stock options                               19,548                                                                   19,548
  Dividends paid                                            (787,140)                                                  (787,140)
  Earned employee stock
    ownership plan shares                       70,706                                     48,456                       119,162
                             -----------   -----------   -----------  ------------     ----------     ----------     ----------
Balance, March 31, 2004      $    91,287    57,715,080    86,697,978       436,623     (4,689,628)   (58,103,257)    82,148,083
                             ===========   ===========   ===========  ============     ==========     ==========     ==========

See accompanying notes to consolidated financial statements.

                      HMN FINANCIAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                            Three Months Ended
                                                                                                                March 31,
                                                                                                        ---------------------------
                                                                                                           2004            2003
                                                                                                        ------------    -----------
Cash flows from operating activities:
   Net income.......................................................................................    $  2,120,461      1,389,540
   Adjustments to reconcile net income to cash provided by operating activities:
     Provision for loan losses......................................................................         819,000        865,000
     Depreciation...................................................................................         380,097        425,466
     Amortization of premiums, net..................................................................         (39,059)       216,634
     Amortization of deferred loan fees.............................................................        (220,725)      (113,404)
     Amortization of core deposit intangible........................................................          28,464         26,473
     Amortization of other purchase accounting adjustments..........................................              94           (723)
     Amortization of mortgage servicing rights, net of valuation adjustments and servicing costs....         253,449        790,530
     Capitalized mortgage servicing rights..........................................................        (216,835)      (720,166)
     Deferred income taxes..........................................................................        (153,700)      (470,800)
     Securities gains, net..........................................................................               0       (591,035)
     Gain on sales of real estate...................................................................               0       (117,139)
     Gain on sales of loans.........................................................................        (412,369)    (1,465,232)
     Proceeds from sale of loans held for sale......................................................      25,171,959     79,445,538
     Disbursements on loans held for sale...........................................................     (23,108,118)   (73,912,448)
     Principal collected on loans held for sale.....................................................               0          7,376
     Amortization of unearned ESOP shares...........................................................          48,456         48,357
     Earned employee stock ownership shares priced above original cost..............................          70,706         32,334
     Increase in accrued interest receivable........................................................        (354,723)      (262,088)
     Increase (decrease) in accrued interest payable................................................         128,704       (179,084)
     Equity losses of limited partnerships..........................................................           6,617        354,842
     Equity losses of minority interest.............................................................          (2,331)             0
     Decrease in other assets.......................................................................         853,479        291,304
     Decrease in other liabilities..................................................................      (1,797,891)        (2,795)
     Other, net.....................................................................................          12,831         29,838
                                                                                                        ------------    -----------
       Net cash provided by operating activities....................................................       3,588,566      6,088,318
                                                                                                        ------------    -----------
Cash flows from investing activities:
   Proceeds from sales of securities available for sale.............................................               0     37,780,477
   Principal collected on securities available for sale.............................................       1,426,429     14,300,411
   Purchases of securities available for sale.......................................................      (5,023,437)   (20,652,253)
   Redemption of interest in limited partnership....................................................         422,474              0
   Purchases of Federal Home Loan Bank Stock........................................................        (456,700)             0
   Redemption of Federal Home Loan Bank Stock.......................................................         523,000              0
   Net increase in loans receivable.................................................................     (28,946,445)   (46,849,551)
   Proceeds from sale of premises...................................................................               0        221,313
   Purchases of premises and equipment..............................................................        (657,479)      (389,488)
                                                                                                        ------------    -----------
      Net cash used in investing activities.........................................................     (32,712,158)   (15,589,091)
                                                                                                        ------------    -----------
Cash flows from financing activities:
   Increase in deposits.............................................................................      60,036,525     15,131,194
   Purchase of treasury stock.......................................................................        (770,000)    (1,384,560)
   Stock options exercised..........................................................................          27,647        221,040
   Dividends to stockholders........................................................................        (787,140)      (669,837)
   Proceeds from Federal Home Loan Bank advances....................................................               0     10,000,000
   Repayment of Federal Home Loan Bank advances.....................................................      (5,000,000)    (9,000,000)
   Increase (decrease) in customer escrows..........................................................     (21,378,159)       268,633
                                                                                                        ------------    -----------
      Net cash provided by financing activities.....................................................      32,128,873     14,566,470
                                                                                                        ------------    -----------
      Increase in cash and cash equivalents.........................................................       3,005,281      5,065,697
Cash and cash equivalents, beginning of period......................................................      30,496,823     27,729,007
                                                                                                        ------------    -----------
Cash and cash equivalents, end of period............................................................    $ 33,502,104     32,794,704
                                                                                                        ============    ===========
Supplemental cash flow disclosures:
   Cash paid for interest...........................................................................    $  4,990,285      5,129,019
   Cash paid for income taxes.......................................................................       2,532,500              0
Supplemental noncash flow disclosures:
   Loans transferred to loans held for sale.........................................................               0      2,154,298
   Transfer of loans to real estate.................................................................         260,825        320,919
   Transfer of real estate to loans.................................................................               0         16,533

See accompanying notes to consolidated financial statements.

                      HMN FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

                             MARCH 31, 2004 AND 2003

(1) HMN FINANCIAL, INC.

HMN Financial, Inc. (HMN or the Company) is a stock savings bank holding company that owns 100 percent of Home Federal Savings Bank (the Bank). The Bank has a community banking philosophy and operates retail banking facilities in Minnesota and Iowa. The Bank has two wholly owned subsidiaries: Osterud Insurance Agency, Inc. (OIA), which offers financial planning products and services and Home Federal Holding, Inc. (HFH), which is the holding company for Home Federal REIT, Inc. (HFREIT) which invests in real estate loans acquired from the Bank. HMN has another wholly owned subsidiary, Security Finance Corporation (SFC), which acts as an intermediary for the Bank in transacting like kind property exchanges for Bank customers. The Bank has an 80% owned subsidiary, Federal Title Services, LLC (FTS), which performs mortgage title services for Bank customers. The Bank had a 51% owned subsidiary, Home Federal Mortgage Services, LLC (HFMS), which was a mortgage banking and mortgage brokerage business located in Brooklyn Park, Minnesota. HFMS was dissolved in the first quarter of 2004.

The consolidated financial statements included herein are for HMN, SFC, the Bank and the Bank's consolidated entities, OIA, HFH, HFREIT, and FTS. All significant intercompany accounts and transactions have been eliminated in consolidation.

(2) BASIS OF PREPARATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of comprehensive income, consolidated statement of stockholders' equity and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments consisting of only normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The statement of income for the three-month period ended March 31, 2004 is not necessarily indicative of the results which may be expected for the entire year.

Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform with the current period presentation.

(3) NEW ACCOUNTING STANDARDS

In December 2003, the FASB issued a revised Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 addresses consolidation by business enterprises of variable interest entities that have certain characteristics. It requires a business enterprise that has a controlling interest in a variable interest entity (as defined by FIN 46) to include the assets, liabilities, and results of the activities of the variable interest entity in the consolidated financial statements of the business enterprise. FIN 46 applies to a public entity that is not a small business issuer no later than the end of the first reporting period that ends after March 15, 2004. The impact of adopting FIN 46 on HMN's financial condition and results of operations was not material.

(4) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company has commitments outstanding to extend credit to future borrowers or to purchase loans that had not closed prior to the end of the quarter which it intends to sell. These commitments are referred to as its mortgage pipeline. As commitments to originate or purchase loans enter the mortgage pipeline, generally the Company simultaneously enters into commitments to sell the mortgage pipeline into the secondary market. The commitments to originate, purchase, or sell loans are derivatives. As a result of marking the mortgage pipeline and the related commitments to sell to market for the period ended March 31, 2004, the Company recorded a decrease in other assets of $20,740, a decrease in other liabilities of $19,549 and a net loss on sale of loans of $1,191.

The current commitments to sell loans held for sale are derivatives that do not qualify for hedge accounting. As a result, these derivatives are marked to market. The loans held for sale that are not hedged are recorded at the lower of cost or market. As a result of marking these loans, the Company recorded a lower of cost or market adjustment of $1,300, an increase in other liabilities of $62,252, and a net loss on sales of loans of $60,952.

(5) COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity during a period from transactions and other events from nonowner sources. Comprehensive income is the total of net income and other comprehensive income, which for the Company is comprised of unrealized gains and losses on securities available for sale.

The gross unrealized holding gains on securities for the first quarter of 2004 was $753,348, the income tax expense would have been $266,000 and therefore, the net gain was $487,348. There was no reclassification adjustment for the first quarter of 2004 as no securities were sold during the quarter. The gross unrealized holding losses on securities for the first quarter of 2003 was $740,955, the income tax benefit would have been $261,900 and therefore, the net loss was $479,055. The gross reclassification adjustment for the first quarter of 2003 was $591,035, the income tax expense would have been $208,900 and therefore, the net gain was $382,135.

(6) INVESTMENTS IN LIMITED PARTNERSHIPS

Investments in limited partnerships were as follows:

      Primary partnership activity        March 31, 2004     December 31, 2003
      ----------------------------        --------------     -----------------
Common stock of financial institutions       $      0             421,671

Low to moderate income housing                187,951             195,371
                                             --------             -------

                                             $187,951             617,042
                                             ========             =======

During the first quarter of 2004, the Company's proportionate gains from common stock investments in financial institutions was $803 and it recognized $7,420 of losses on low income housing partnerships. The Company's investment in a limited partnership that invested in the common stock of financial institutions was liquidated effective December 31, 2003. During 2004, the Company anticipates receiving low-income housing credits totaling $84,000, of which $21,000 were credited to current income tax benefits. During the first quarter of 2003, the Company's proportionate loss from a mortgage servicing partnership was $349,577, its proportionate share of gains from common stock investments in financial institutions was $1,235 and it recognized $6,500 of losses on low income housing partnerships. During 2003 the Company received low-income housing credits totaling $84,000, of which $21,000 were credited to current income tax benefits in the first quarter.

(7) SECURITIES AVAILABLE FOR SALE

The following table shows the securities available for sale portfolio's gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous loss position, at March 31, 2004. HMN has reviewed these securities and has concluded that the unrealized losses are temporary and no permanent impairment has occurred at March 31, 2004.

                                          Less than twelve months   Twelve months or more          Total
                                          -----------------------  ----------------------  ----------------------
                                                      Unrealized               Unrealized              Unrealized
(Dollars in thousands)                     Fair Value   Losses     Fair Value    Losses    Fair Value    Losses
                                           ---------- ----------   ----------  ----------  ----------  ----------
Mortgage backed securities:
    Collateralized mortgage obligations    $   11,361   (388)             0         0        11,361       (388)
Other marketable securities:
    Corporate debt                                  0      0            152        (6)          152         (6)
    Corporate equity                                0      0          3,157      (343)        3,157       (343)
                                           ----------   ----          -----      ----        ------       ----
Total temporarily impaired securities      $   11,361   (388)         3,309      (349)       14,670       (737)
                                           ==========   ====          =====      ====        ======       ====

(8) INVESTMENT IN MORTGAGE SERVICING RIGHTS

A summary of mortgage servicing activity is as follows:

                                                   Three months ended   Twelve months ended   Three months ended
                                                     March 31, 2004      December 31, 2003      March 31, 2003
                                                   ------------------   -------------------   ------------------
Mortgage servicing rights

  Balance, beginning of period..................      $ 3,447,843             2,701,031           2,701,031

  Originations..................................          216,835             2,522,231             720,166

  Amortization..................................        (253,449)           (1,775,419)           (413,613)
                                                      -----------            ----------           ---------
  Balance, end of period........................        3,411,229             3,447,843           3,007,584
                                                      -----------            ----------           ---------

Valuation reserve

  Balance, beginning of period..................                0              (10,000)            (10,000)

  Additions.....................................                0             (800,000)           (160,000)

  Reductions....................................                0               810,000                   0
                                                      -----------            ----------           ---------
  Balance, end of period........................                0                     0           (170,000)
                                                      -----------            ----------           ---------

  Mortgage servicing rights, net................      $ 3,411,229             3,447,843           2,837,584
                                                      ===========            ==========           =========
  Fair value of mortgage servicing rights.......      $ 3,870,052             4,316,251           2,840,609
                                                      ===========            ==========           =========

Mortgage servicing costs, which include professional services related to valuing mortgage servicing rights and guarantee fees on securitized mortgage loans, were $2,000 in the first quarter of 2004 and $216,917 for the same period in 2003.

All of the loans being serviced were single family loans serviced for the Federal National Mortgage Association (FNMA) under the mortgage-backed security program or the individual loan sale program. The following is a summary of the risk characteristics of the loans being serviced at March 31, 2004.

                                                                    Weighted
                                                      Weighted       Average    Number
                                   Loan Principal      Average      Remaining     of
                                      Balance       Interest Rate     Term      Loans
                                   --------------   -------------   ---------   ------
Original term 30 year fixed rate   $  194,179,394       5.96%          346       1,753
Original term 15 year fixed rate      248,633,395       5.34%          166       2,966
Seven year balloon                        121,208       5.75%           58           1
Adjustable rate                         9,307,137       4.95%          341          82
                                   --------------       ----           ---       -----

(9) INTANGIBLE ASSETS

The gross carrying amount of intangible assets and the associated accumulated amortization at March 31, 2004 is presented in the table below. Amortization expense for intangible assets was $281,913 for the period ended March 31, 2004.

                                    Gross                                Unamortized
                                  Carrying    Accumulated    Valuation   Intangible
                                   Amount     Amortization  Adjustment     Assets
                                 ----------   ------------  ----------   -----------
Amortized intangible assets:
     Mortgage servicing rights   $4,389,525       (978,296)      0        3,411,229
     Core deposit intangible      1,567,000     (1,147,990)      0          419,010
                                 ----------     ----------       -        ---------
         Total                   $5,956,525     (2,126,286)      0        3,830,239
                                 ==========     ==========       =        =========

The following table indicates the estimated future amortization expense for amortized intangible assets:

                                Mortgage      Core
                               Servicing    Deposit
                                 Rights    Intangible    Total
                               ---------   ----------   -------
Year ended December 31,
2004                            733,829      85,393     819,222
2005                            747,072     113,857     860,929
2006                            546,258     113,857     660,115
2007                            398,083     105,903     503,986
2008                            288,992           0     288,992
                                -------     -------     -------

Projections of amortization are based on existing asset balances and the existing interest rate environment as of March 31, 2004. The Company's actual experience may be significantly different depending upon changes in mortgage interest rates and other market conditions.

(10) EARNINGS PER SHARE

The following table reconciles the weighted average shares outstanding and the income available to common shareholders used for basic and diluted EPS:

                                                         Three months ended March 31,
                                                              2004        2003
                                                           ----------   ---------
Weighted average number of common shares outstanding
   used in basic earnings per common share calculation      3,915,044   3,747,609

Net dilutive effect of options                                182,734     158,538
                                                           ----------   ---------
Weighted average number of shares outstanding
   adjusted for effect of dilutive securities               4,097,778   3,906,147
                                                           ==========   =========

Income available to common shareholders                    $2,120,461   1,389,540
Basic earnings per common share                            $     0.54        0.37
Diluted earnings per common share                          $     0.52        0.36

(11) REGULATORY CAPITAL

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Tier I or Core capital, and Risk-based capital (as defined in the regulations) to total assets (as defined). Management believes, as of March 31, 2004, that the Bank meets all capital adequacy requirements to which it is subject.

Management believes that based upon the Bank's capital calculations at March 31, 2004 and other conditions consistent with the Prompt Corrective Actions Provisions of the OTS regulations, the Bank would be categorized as well capitalized.

On March 31, 2004 the Bank's tangible assets and adjusted total assets were $890.0 million and its risk-weighted assets were $705.6 million. The following table presents the Bank's capital amounts and ratios at March 31, 2004 for actual capital, required capital and excess capital including ratios in order to qualify as being well capitalized under the Prompt Corrective Actions regulations.

                                                                                                              To Be Well Capitalized
                                                                        Required to be                        Under Prompt
                                                                          Adequately                          Corrective Actions
                                                          Actual         Capitalized        Excess Capital         Provisions
                                                -------------------- ------------------- ------------------- ----------------------
                                                          Percent of          Percent of          Percent of             Percent of
(in thousands)                                  Amount     Assets(1) Amount   Assets (1) Amount    Assets(1) Amount       Assets(1)
                                                -------   ---------- ------   ---------- ------   ---------- ------      ----------
Bank stockholder's equity.....................  $75,920

Less:
  Net unrealized gain on certain
   securities available for sale..............     (659)

  Goodwill and core deposit intangible........   (4,220)
                                                 ------

Tier I or core capital                           71,041
                                                 ------

   Tier I capital to adjusted total assets....               7.98%   35,602      4.00%   35,439      3.98%   44,503         5.00%

   Tier I capital to risk-weighted assets.....
                                                            10.07%   28,221      4.00%   42,820      6.07%   42,332         6.00%
Plus:
 Allowable allowance for loan losses..........    6,737
                                                 ------

Risk-based capital............................  $77,778              56,443              21,335              70,554
                                                 ======

Risk-based capital to risk-weighted assets....              11.02%               8.00%               3.02%                 10.00%

      (1) Based upon the Bank's adjusted total assets for the tangible and core capital ratios and risk-weighted assets for the risk-based capital ratio.

The tangible capital of the Bank was in excess of the minimum 2% required at March 31, 2004 but is not reflected in the table above.

(12) COMMITMENTS AND CONTINGENCIES

The Bank entered into two guaranty agreements with third parties in order for Home Federal Mortgage Services, LLC (HFMS) to secure loan purchase agreements. Under the agreements, the Bank guarantees to satisfy and discharge all obligations of HFMS arising from transactions entered into between HFMS and the third parties if HFMS fails to fulfill their obligations. The agreements are in effect until the obligations of HFMS are fully satisfied and the Bank's guaranty is limited to a combined maximum of $3 million. No liability has been recorded in the consolidated financial statements for these guarantees and the Company is not aware of any outstanding obligations of HFMS to either of the third parties with whom a guarantee exists. There is the possibility that the Bank would be required to purchase loans that were previously sold to the third parties by HFMS if the loans did not meet the requirements in the loan purchase agreements. If this were to occur, the proceeds from the subsequent sale of these loans would enable the Bank to recover a portion of the amounts paid under the guaranty. No loans have been sold to either of the third parties holding the guaranty agreements since the fourth quarter of 2002.

The Bank issued standby letters of credit which guarantee the performance of customers to third parties. The standby letters of credit outstanding at March 31, 2004 expire over the next two years and totaled approximately $2.9 million. The letters of credit are collateralized primarily with commercial real estate mortgages. Since the conditions under which the Bank is required to fund the standby letters of credit may not materialize, the cash requirements are expected to be less than the total outstanding commitments.

(13) STOCK-BASED COMPENSATION

Effective January 1, 1996, HMN adopted SFAS No. 123, Accounting for Stock-Based Compensation. It elected to continue using the accounting methods prescribed by Accounting Principles Board (APB) Opinion No. 25 and related interpretations which measure compensation cost using the intrinsic value method. Had compensation cost for HMN's stock-based plan been determined in accordance with the fair value method recommended by SFAS No. 123, the Company's net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

                                                                                Quarter Ended    Quarter Ended
                                                                                March 31, 2004   March 31, 2003
                                                                                --------------   --------------
Net income:

  As reported................................................................    $ 2,120,461       1,389,540
    Deduct:  Total stock-based employee compensation expense determined
    under fair value method for all awards, net of related tax effects.......          8,531          10,128
                                                                                 -----------       ---------
  Pro forma..................................................................      2,111,930       1,379,412

Earnings per Common share:

 As reported:

  Basic......................................................................    $      0.54            0.37

  Diluted....................................................................           0.52            0.36

 Pro forma:

  Basic .....................................................................           0.54            0.37

  Diluted....................................................................           0.52            0.35

(14) BUSINESS SEGMENTS

HMN's wholly owned subsidiary, Home Federal Savings Bank has been identified as reportable operating segment in accordance with the provisions of SFAS 131.

Security Finance Corporation and HMN, the holding company, did not meet the quantitative thresholds for determining reportable segments and therefore are included in the "Other" category.

The Company evaluates performance and allocates resources based on the segments net income or loss, return on average assets and return on average equity. Each corporation has its own officers and board of directors.

The following table sets forth certain information about the reconciliations of reported profit or loss and assets for each of HMN's reportable segments.

                                                               Home Federal
(Dollars in thousands)                                         Savings Bank     Other     Eliminations   Consolidated Total
                                                               ------------     ------    ------------   ------------------
At or for the quarter ended March 31, 2004:
  Interest income - external customers .....................     $  12,344          12            0           12,356
  Non-interest income - external customers .................         1,543           0            0            1,543
  Earnings (losses) on limited partnerships ................            (8)          1            0               (7)
  Intersegment interest income .............................             0           8           (8)               0
  Intersegment non-interest income .........................            69       2,152       (2,221)               0
  Interest expense .........................................         5,127           0           (8)           5,119
  Amortization of mortgage servicing rights net of valuation
     adjustments and servicing costs .......................           253           0            0              253
  Other non-interest expense ...............................         4,588         154          (69)           4,673
  Income tax expense (benefit) .............................         1,011        (100)           0              911
  Minority interest ........................................            (2)          0            0               (2)
  Net income (loss) ........................................         2,153       2,119       (2,152)           2,120
  Goodwill .................................................         3,801           0            0            3,801
  Total assets .............................................       893,272      82,645      (76,192)         899,725
  Net interest margin ......................................          3.46%         NM           NM             3.46
  Return on average assets (annualized) ....................          0.98%         NM           NM             0.96%
  Return on average realized common equity (annualized) ....         11.55%         NM           NM            10.21%
At or for the quarter ended March 31, 2003:
  Interest income - external customers .....................     $  10,421          50            0           10,471
  Non-interest income - external customers .................         2,926           0            0            2,926
  Earnings (losses) on limited partnerships ................          (356)          1            0             (355)
  Intersegment interest income .............................            27          13          (40)               0
  Intersegment non-interest income .........................           269       1,385       (1,654)               0
  Intersegment loan loss provision .........................           200           0         (200)               0
  Interest expense .........................................         4,990           0          (40)           4,950
  Amortization of mortgage servicing rights net of valuation
     adjustments and servicing costs .......................           863           3          (75)             791
  Other non-interest expense ...............................         4,368         133          (78)           4,423
  Income tax expense (benefit) .............................           700         (76)           0              624
  Minority interest ........................................             0           0            0                0
  Net income (loss) ........................................         1,303       1,388       (1,301)           1,390
  Goodwill .................................................         3,801           0            0            3,801
  Total assets .............................................       767,355      75,135      (81,091)         761,399
  Net interest margin ......................................          3.18%         NM           NM             3.20%
  Return on average assets (annualized) ....................          0.76%         NM           NM             0.76%
  Return on average realized common equity (annualized) ....          8.27%         NM           NM             7.21%

NM - Not meaningful

                               HMN FINANCIAL, INC.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      FORWARD-LOOKING INFORMATION

      This quarterly report and other reports filed with the Securities and Exchange Commission may contain "forward-looking" statements that deal with future results, plans or performance. In addition, the Company's management may make such statements orally to the media, or to securities analysts, investors or others. Forward looking statements deal with matters that do not relate strictly to historical facts. The Company's future results may differ materially from historical performance and forward-looking statements about the Company's expected financial results or other plans are subject to a number of risks and uncertainties. These include but are not limited to possible legislative changes and adverse economic, business and competitive developments such as shrinking interest margins; deposit outflows; reduced demand for financial services and loan products; changes in accounting policies and guidelines, or monetary and fiscal policies of the federal government; changes in credit and other risks posed by the Company's loan and investment portfolios; technological, computer-related or operational difficulties; adverse changes in securities markets; results of litigation or other significant uncertainties.

      GENERAL

      The earnings of the Company are primarily dependant on the Bank's net interest income, which is the difference between interest earned on its loans and investments, and the interest paid on interest-bearing liabilities such as deposits and Federal Home Loan Bank (FHLB) advances. The difference between the average rate of interest earned on assets and the average rate paid on liabilities is the "interest rate spread". Net interest income is produced when interest-earning assets equal or exceed interest-bearing liabilities and there is a positive interest rate spread. The Company's interest rate spread has been enhanced by the increased level of commercial loans placed in portfolio and the increased amount of lower rate deposit products such as checking and money market accounts. Net interest income and net interest rate spread are affected by changes in interest rates, the volume and the mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. The Company's net income is also affected by the generation of non-interest income, which consists primarily of gains or losses from the sale of securities, gains from the sale of loans, and the generation of fees and service charges on deposit accounts. The Company's non-interest income has been enhanced by increased fees and service charges on deposit accounts. The Bank incurs expenses in addition to interest expense in the form of salaries and benefits, occupancy expenses, provisions for loan losses and amortization and valuation adjustments on mortgage servicing assets.

      The earnings of financial institutions, such as the Bank, are significantly affected by prevailing economic and competitive conditions, particularly changes in interest rates, government monetary and fiscal policies, and regulations of various regulatory authorities. Lending activities are influenced by the demand for and supply of single family and commercial properties, competition among lenders, the level of interest rates and the availability of funds. Due to an anticipated increase in mortgage interest rates, we expect that mortgage loan activity will be slower in 2004 than it was in 2003. Deposit flows and costs of deposits are influenced by prevailing market rates of interest on competing investments, account maturities and the levels of personal income and savings. The interest rates charged by the FHLB on advances to the Bank also have a significant impact on the Bank's overall cost of funds.

      CRITICAL ACCOUNTING POLICIES

      Critical accounting policies are those policies that the Company's management believes are the most important to understanding the Company's financial condition and operating results. The Company has identified the following policies as being critical because they require difficult, subjective, and/or complex judgments that are inherently uncertain. Therefore, actual financial results could differ significantly depending upon the estimates used.

      Allowance for Loan Losses and Related Provision

      The allowance for loan losses is based on periodic analysis of the loan portfolio. In this analysis, management considers factors including, but not limited to, specific occurrences of loan impairment, changes in the size of the portfolios, national and regional economic conditions, such as unemployment data, loan portfolio composition, loan delinquencies, local construction permits, development plans, local economic growth rates, historical experience and observations made by the Company's ongoing internal audit and regulatory exam processes. The allowance for loan losses is established for known problem loans, as well as for loans which are not currently known to require specific allowances. Loans are charged off to the extent they are deemed to be uncollectible. The Company has established separate processes to determine the adequacy of the loan loss allowance for its homogeneous and non-homogeneous loan portfolios. The determination of the allowance for the non-homogeneous commercial, commercial real estate, and multi-family loan portfolios involves assigning standardized risk ratings and loss factors that are periodically reviewed. The loss factors are estimated using a combination of the Company's own loss experience and external industry data and are assigned to all loans without identified credit weaknesses. The Company also performs an individual analysis of impairment on each non-performing loan that is based on the expected cash flows or the value of the assets collateralizing the loans. The determination of the allowance on the homogeneous single-family and consumer loan portfolios is calculated on a pooled basis with individual determination of the allowance of all non-performing loans.

      The adequacy of the allowance for loan losses is dependent upon management's estimates of variables affecting valuation, appraisals of collateral, evaluations of performance and status, and the amounts and timing of future cash flows expected to be received on impaired loans. Such estimates, appraisals, evaluations and cash flows may be subject to frequent adjustments due to changing economic prospects of borrowers or properties. The estimates are reviewed quarterly and adjustments, if any, are recorded in the provision for loan losses in the periods in which the adjustments become known. The allowance is allocated to individual loan categories based upon the relative risk characteristics of the loan portfolios and the actual loss experience. The Company increases its allowance for loan losses by charging the provision for loan losses against income. The methodology for establishing the allowance for loan losses takes into consideration probable losses that have been identified in connection with specific loans as well as losses in the loan portfolio for which specific reserves are not required. Although management believes that the allowance for loan losses is maintained at an adequate amount to provide for probable loan losses inherent in the portfolio as of the balance sheet dates, future adjustments to the provision for loan losses may be necessary if conditions differ substantially from those in the assumptions used to determine the allowance for loan losses.

      Mortgage Servicing Rights

      The Company recognizes as an asset the rights to service mortgage loans for others, which are referred to as mortgage servicing rights (MSRs). MSRs are capitalized at the relative fair value of the servicing rights on the date the mortgage loan is sold and are carried at the lower of the capitalized amount, net of accumulated amortization, or fair value. MSRs are capitalized and amortized in proportion to, and over the period of, estimated net servicing income. Each quarter the Company evaluates its MSRs for impairment in accordance with Statement of Financial Accounting Standard (SFAS) No. 140. Loan type and interest rate are the predominant risk characteristics of the underlying loans used to stratify the MSRs for purposes of measuring impairment. If temporary impairment exists, a valuation allowance is established for any excess of amortized cost over the current fair value through a charge to income. If the Company later determines that all or a portion of the temporary impairment no longer exists, a reduction of the valuation allowance is recorded as an increase to income. The valuation of the MSRs is based on various assumptions including the estimated prepayment speeds and default rates of the stratified portfolio. Changes in the mix of loans, interest rates, prepayment speeds, or default rates from the estimates used in the valuation of the mortgage servicing rights may have a material effect on the amortization and valuation of MSRs. Although management believes that the assumptions used and the values determined are reasonable, future adjustments may be necessary if economic conditions differ substantially from the economic conditions in the assumptions used to determine the value of the MSRs. The Company does not formally hedge its MSRs because they are hedged naturally by the Company's mortgage origination volume. Generally, as interest rates rise the origination volume declines and the value of MSRs increases and as interest rates decline the origination volume increases and the value of MSRs decreases.

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

      NET INCOME

      HMN's net income for the first quarter of 2004 was $2.1 million, an increase of $731,000, or 52.6%, from net income of $1.4 million for the first quarter of 2003. Basic earnings per share for the first quarter of 2004 were $0.54, an increase of $0.17, from $0.37 basic earnings per share for the same quarter of 2003. Diluted earnings per common share for the first quarter of 2004 were $0.52, up $0.16, from $0.36 for the first quarter of 2003.

      NET INTEREST INCOME

      Net interest income was $7.2 million for the first quarter of 2004, an increase of $1.7 million, or 31.1%, compared to $5.5 million for the first quarter of 2003. Interest income was $12.4 million for the first quarter of 2004, an increase of $1.9 million, or 18.0%, from $10.5 million for the first quarter of 2003. Interest income increased primarily because of an increase in interest-earning assets and because of a change in the mix of assets between the periods. The increase in interest-earning assets was caused primarily by the $131 million increase in commercial and consumer loans between the periods. The increase in interest income on commercial and consumer loans was partially offset by lower income on the single-family loan portfolio due to a decrease in the outstanding balance and lower interest rates of this portfolio in the first quarter of 2004 when compared to the same period in 2003. The yield earned on interest-earning assets decreased from 6.07% at March 31, 2003 to 5.91% at March 31, 2004.

      Interest expense was $5.1 million for the first quarter of 2004, an increase of $169,000, or 3.4%, compared to $4.9 million for the first quarter of 2003. Interest expense on deposits and Federal Home Loan Bank advances decreased by $1.0 million due to a decrease in the interest rates paid and increased by $1.2 million due to the $144 million increase in the average outstanding balance of deposits and advances between the periods. The average interest rate paid on interest-bearing liabilities was 3.08% during the first quarter of 2003, compared to 2.58% for the first quarter of 2004.

      Net interest margin (net interest income divided by average interest earning assets) for the first quarter of 2004 was 3.46%, an increase of 26 basis points, compared to 3.20% for the first quarter of 2003.

      PROVISION FOR LOAN LOSSES

      The provision for loan losses is recorded to bring the allowance for loan losses to a level deemed appropriate by management based on factors disclosed in the critical accounting policy previously discussed. The provision for loan losses was $819,000 for the first quarter of 2004, a decrease of $46,000, from $865,000 for the first quarter of 2003. The provision for loan losses decreased primarily because of the slower loan growth that was experienced in the consumer and commercial loan portfolios in the first quarter of 2004 when compared to the first quarter of 2003. Total non-performing assets were $4.1 million at March 31, 2004, a decrease of $962,000, from $5.0 million at December 31, 2003. The decrease in non-performing assets is primarily related to the payoff of a commercial real estate loan in the first quarter of 2004 that had previously been classified as non-performing.

      A reconciliation of HMN's allowance for loan losses is summarized as follows:

                           2004           2003
                        -----------     ---------
Balance at January 1,   $ 6,939,602     4,824,217
Provision                   819,000       865,000
Charged off                (206,078)      (39,103)
Recoveries                    4,381         8,199
                        -----------     ---------
Balance at March 31,    $ 7,556,905     5,658,313
                        ===========     =========

      NON-INTEREST INCOME

      Non-interest income was $1.5 million for the first quarter of 2004, a decrease of $1.1 million, or 40.3%, from $2.6 million for the first quarter of 2003. Non-interest income decreased by $591,000 because no gains on sales of securities were recognized in the first quarter of 2004. Gain on sales of loans decreased by $1.1 million due to the significant decrease in mortgage loan activity in the first quarter of 2004 when compared to the same period in 2003. The decrease in mortgage loan activity is primarily the result of the lower interest rates on residential mortgage loans in the first quarter of 2003, when compared to the first quarter of 2004. During the last half of 2003 and the first quarter of 2004, interest rates on residential mortgage increased. If this trend continues, the amount of loan originations and sales to the secondary market will likely decrease, which would result in a reduction in the gain on sale of loans originated for sale in future periods. These decreases in non-interest income were partially offset by a $348,000 decrease in limited partnership losses because the Company's investment in a limited partnership that invested in mortgage servicing rights was dissolved in the second quarter of 2003. Fees and service charges increased by $136,000 between the periods due to an overdraft protection program that was implemented during the second quarter of 2003 and because of increases in the number of deposit accounts and the fees charged. Mortgage servicing fees increased by $71,000 due to the increased size of the servicing portfolio between the periods.

      NON-INTEREST EXPENSE

      Non-interest expense was $4.9 million for the first quarter of 2004, a decrease of $287,000, or 5.5%, from $5.2 million for the first quarter of 2003. Amortization expense on mortgage servicing rights decreased by $537,000, compared to the first quarter of 2003, because the increase in mortgage interest rates caused prepayments to decrease on the mortgage loans being serviced. Compensation expense increased by $249,000 because of annual payroll cost increases and an increase in the number of employees. Data processing costs decreased by $81,000 primarily due to the renegotiation of a third party service contract in the fourth quarter of 2003. Income tax expense increased by $286,000 between the periods primarily because of increased taxable income.

      NON-PERFORMING ASSETS

      The following table sets forth the amounts and categories of non-performing assets in the Bank's portfolio at March 31, 2004 and December 31, 2003.

                                                       March 31,  December 31,
(Dollars in Thousands)                                   2004        2003
                                                       ---------  ------------
Non-Accruing Loans
  One-to-four family real estate                       $   1,397  $      1,177
  Commercial real estate                                   1,123         2,162
  Consumer                                                   606         1,050
  Commercial business                                        161           186
                                                       ---------  ------------
  Total                                                    3,287         4,575
Accruing loans delinquent 90 days or more:
One-to-four Family                                           114           114
Other assets                                                 211           211
Foreclosed and Repossessed Assets:
   One-to-four family real estate                            322            73
   Consumer                                                  139            62
                                                       ---------  ------------
   Total non-performing assets                         $   4,073  $      5,035
                                                       =========  ============
Total as a percentage of total assets                       0.45%         0.58%
                                                       =========  ============
Total non-performing loans                             $   3,401  $      4,689
                                                       =========  ============
Total as a percentage of total loans receivable, net        0.47%         0.68%
                                                       =========  ============
Allowance for loan loss to non-performing loans            222.20%      147.99%
                                                       =========  ============

      Total non-performing assets at March 31, 2004 were $4.1 million, a decrease of $962,000, from $5.0 million at December 31, 2003. The decrease in non-performing assets relates primarily to one commercial real estate loan that paid off in the first quarter of 2004 that was previously classified as non-performing. During the first quarter of 2004, the following activity occurred related to non-performing assets: $1.6 million of previously performing loans were classified as non-performing, $298,000 in loans were foreclosed or repossessed, $191,000 in loans were charged off as a loss, a $1.6 million non-performing commercial loan was paid off, and $1.0 million in loans were classified as performing.

      DIVIDENDS

      On April 27, 2004 the Company declared a cash dividend of $0.20 per share, payable on June 8, 2004 to shareholders of record on May 21, 2004.

      During the first quarter of 2004, the Company declared and paid dividends as follows:

    Record date    Payable date    Dividend per share   Dividend Payout Ratio
    -----------    ------------    ------------------   ---------------------
February 20, 2004  March 8, 2004         $0.20                   37.74%

      The annualized dividend payout ratio for the past four quarters, ending with the June 8, 2004 payment will be 34.33%.

      The declaration of dividends are subject to, among other things, the Company's financial condition and results of operations, the Bank's compliance with its regulatory capital requirements, including the fully phased-in capital requirements, tax considerations, industry standards, economic conditions, regulatory restrictions, general business practices and other factors.

      LIQUIDITY

      For the quarter ended March 31, 2004, the net cash provided by operating activities was $3.6 million. The Company collected $1.4 million in principal repayments on securities during the quarter. It purchased $5.0 million in securities and $657,000 in premises and equipment and paid out $28.9 million relating to an increase in net loans receivable. The Company had a net increase in deposit balances of $60.0 million during the quarter, paid out $21.4 million relating to a decrease in customer escrows, received $8,000 related to the exercise of HMN stock options, paid $787,000 in dividends to its shareholders and paid $770,000 to purchase treasury stock.

      The Company has certificates of deposits with outstanding balances of $171.4 million that come due over the next 12 months. Based upon past experience management anticipates that the majority of the deposits will renew for another term. The Company believes that deposits which do not renew will be replaced with deposits from other customers or brokers, or funded with advances from the FHLB. Management does not anticipate that it will have a liquidity problem due to maturing deposits.

      The Company has $115.9 million of FHLB advances that mature beyond March 31, 2005 but have call features that can be exercised by the FHLB during the next 12 months. If the call features are exercised, the Company has the option of requesting any advance otherwise available to it pursuant to the credit policy of the FHLB. Since the Company has the ability to request another advance to replace the advance that is being called, management does not anticipate that it will have a liquidity problem due to advances being called by the FHLB during the next 12 month period.

      MARKET RISK

      Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its investing, lending and deposit taking activities. Management actively monitors and manages its interest rate risk exposure.

      The Company's profitability is affected by fluctuations in interest rates. A sudden and substantial increase in interest rates may adversely impact HMN's earnings to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Company monitors the projected changes in net interest income that occur if interest rates were to suddenly change up or down. The Rate Shock Table located in the Asset/Liability Management section of this report discloses the Company's projected changes in net interest income based upon immediate interest rate changes called rate shocks.

      The Company utilizes a model that uses the discounted cash flows from its interest-earning assets and its interest-bearing liabilities to calculate the current market value of those assets and liabilities. The model also calculates the changes in market value of the interest-earning assets and interest-bearing liabilities due to different interest rate changes. The Company believes that over the next twelve months interest rates could conceivably fluctuate in a range of 200 basis points up or 100 basis points down from where the rates were at March 31, 2004. The Company does not have a trading portfolio. The following table discloses the projected changes in market value to the Company's interest-earning assets and interest-bearing liabilities based upon incremental 100 basis point changes in interest rates from interest rates in effect on March 31, 2004.

Other than trading portfolio                                   Market Value
                                                 ---------------------------------------
(Dollars in thousands)
Basis point change in interest rates               -100         0       +100      +200
----------------------------------------------   ---------   -------   -------   -------
Total market risk sensitive assets............   $ 924,465   910,597   892,170   874,809
Total market risk sensitive liabilities.......     840,244   827,280   815,769   806,979
Off-balance sheet financial instruments.......        (287)        0       170       311
                                                 ---------   -------   -------   -------
Net market risk...............................   $  84,508    83,317    76,231    67,519
                                                 =========   =======   =======   =======
Percentage change from current market value...        1.43%     0.00%    -8.50%   -18.96%
                                                 =========   =======   =======   =======

      The preceding table was prepared utilizing the following assumptions (the Model Assumptions) regarding prepayment and decay ratios which were determined by management based upon their review of historical prepayment speeds and future prepayment projections. Fixed rate loans were assumed to prepay at annual rates of between 7% to 48%, depending on the coupon and period to maturity. Adjustable rate mortgages (ARMs) were assumed to prepay at annual rates of between 11% and 17%, depending on coupon and the period to maturity. Growing Equity Mortgage (GEM) loans were assumed to prepay at annual rates of between 7% and 19% depending on the coupon and the period to maturity. Mortgage-backed securities and Collateralized Mortgage Obligations (CMOs) were projected to have prepayments based upon the underlying collateral securing the instrument and the related cash flow priority of the CMO tranche owned. Certificate accounts were assumed not to be withdrawn until maturity. Passbook accounts were assumed to decay at an annual rate of 15% and money market accounts were assumed to decay at an annual rate of 18%. FHLB advances were projected to be called at the first call date where the projected interest rate on similar remaining term advances exceeded the interest rate on the callable advance.

      Certain shortcomings are inherent in the method of analysis presented in the foregoing table. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates. The model assumes that the difference between the current interest rate being earned or paid compared to a treasury instrument or other interest index with a similar term to maturity (the Interest Spread) will remain constant over the interest changes disclosed in the table. Changes in Interest Spread could impact projected market value changes. Certain assets, such as ARMs, have features which restrict changes in interest rates on a short-term basis and over the life of the assets. The market value of the interest-bearing assets which are approaching their lifetime interest rate caps could be different from the values disclosed in the table. In the event of a change in interest rates, prepayment and early withdrawal levels may deviate significantly from those assumed in calculating the foregoing table. The ability of many borrowers to service their debt may decrease in the event of a substantial sustained interest rate increase.

      ASSET/LIABILITY MANAGEMENT

      HMN's management reviews the impact that changing interest rates will have on its net interest income projected for the twelve months following March 31, 2004 to determine if its current level of interest rate risk is acceptable. The following table projects the estimated annual impact on net interest income of immediate interest rate changes called rate shocks.

  Rate Shock       Net Interest   Percentage
in Basis Points       Income        Change
---------------    ------------   ---------
     +200          $ 35,679,000     9.77%
     +100            33,817,000     4.04%
        0            32,504,000     0.00%
     -100            30,081,000    (7.45)%

      The preceding table was prepared utilizing the Model Assumptions regarding prepayment and decay ratios which were determined by management based upon their review of historical prepayment speeds and future prepayment projections prepared by third parties.

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

      In an attempt to manage its exposure to changes in interest rates, management closely monitors interest rate risk. The Bank has an Asset/Liability committee which meets frequently to discuss changes in the interest rate risk position and projected profitability. The Committee makes adjustments to the asset liability position of the Bank which are reviewed by the Board of Directors of the Bank. This Committee also reviews the Bank's portfolio, formulates investment strategies and oversees the timing and implementation of transactions to assure attainment of the Board's objectives in the most effective manner. In addition, the Board reviews on a quarterly basis the Bank's asset/liability position, including simulations of the effect on the Bank's capital of various interest rate scenarios.

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

      To the extent consistent with its interest rate spread objectives, the Bank attempts to reduce its interest rate risk and has taken a number of steps to restructure its assets and liabilities. The Bank has primarily focused its fixed rate one-to-four family residential lending program on loans that are saleable to third parties and only places fixed rate loans the meet certain risk characteristics into its loan portfolio. The Bank does place into portfolio adjustable rate single-family loans that reprice over a one-year, three-year or five-year period. The Bank's commercial loan production has primarily been in adjustable rate loans and the fixed rate commercial loans placed in portfolio have been shorter-term loans, usually with maturities of five years or less, in order to lower the Company's interest rate risk exposure.

      ITEM 4: Controls and Procedures

      Evaluation of disclosure controls and procedures. The Company's principal executive officer and its principal financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) on May 6, 2004, have concluded that, as of such date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

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

                               HMN FINANCIAL, INC.

                           PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.
      None.

ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.
      (a)-(d) Not applicable

                (a) Total                      (c) Total Number of        (d) Maximum Number (or
                Number of                        Shares (or Units)     Approximate Dollar Value) of
                Shares (or     (b) Average     Purchased as Part of   Shares (or Units) that May Yet
                  Units)     Price Paid per     Publicly Announced    Be Purchased Under the Plans or
    Period      Purchased    Share (or Unit)    Plans or Programs               Programs
-------------   ----------   ---------------   --------------------   -------------------------------
January 2004           0          $ 0.00                   0                       213,400
February 2004          0            0.00                   0                       350,000
March 2004        28,000           27.50              28,000                       322,000
                  ------          ------              ------                       -------
Total             28,000          $27.50              28,000                       322,000
                  ======          ======              ======                       =======

(1) On August 27, 2002, the Board of Directors authorized the repurchase of up to 350,000 shares of the Company's common stock. This repurchase program expired on February 27, 2004. On February 24, 2004, the Board of Directors authorized a repurchase program for 350,000 shares of the Company's common stock. This program expires on August 24, 2005.

ITEM 3. Defaults Upon Senior Securities.
      Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders.
      None.

ITEM 5. Other Information.
      None.

ITEM 6. Exhibits and Reports on Form 8-K.

      (a) Exhibits. See Index to Exhibits on page 24 of this report.

      (b) Reports on Form 8-K.

            1) On January 22, 2004 HMN reported its financial results for its fourth fiscal quarter ended December 31, 2003.

            2) On April 22, 2004 HMN reported its financial results for its first fiscal quarter ended March 31, 2004.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      HMN FINANCIAL, INC.
                                      Registrant

Date: May 10, 2004                    /s/ Michael McNeil
                                      Michael McNeil,
                                      President and Chief Executive Officer
                                      (Duly Authorized Officer and Principal
                                      Executive Officer)

Date: May 10, 2004                    /s/ Jon Eberle
                                      Jon Eberle,
                                      Chief Financial Officer
                                      (Principal Financial Officer)

                               HMN FINANCIAL, INC.
                                INDEX TO EXHIBITS
                                  FOR FORM 10-Q

                                                                             Sequential
                                                            Reference      Page Numbering
Regulation                                                   to Prior      Where Attached
    S-K                                                     Filing or       Exhibits Are
  Exhibit                                                    Exhibit      Located in This
  Number                Document Attached Hereto             Number       Form 10-Q Report
----------  ----------------------------------------------  ---------   --------------------
    3.1     Amended and Restated Articles of Incorporation     *1               N/A

    3.2     Amended and Restated By-laws                       *2               N/A

     4      Form of Common Stock including indentures          *3               N/A

   31.1     Rule 13a-14(a)/15d-14(a) Certification of CEO     31.1      Filed Electronically

   31.2     Rule 13a-14(a)/15d14(a) Certification of CFO      31.2      Filed Electronically

    32      Section 1350 Certification of CEO and CFO          32       Filed Electronically

----------

*1 Incorporated by reference to the same numbered exhibit to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1998 (File No. 0-24100).

*2 Incorporated by reference to the same numbered exhibit to the Company's Annual Report on Form 10-K for the period ended December 31, 2003 (File 0-24100).

*3 Incorporated by reference to the same numbered exhibit to the Company's Registration Statement on Form S-1 dated April 1, 1994 (File No. 33-77212).