Form 10-Q
period 2004-06-30
HMN FINANCIAL INC
filed 2004-08-10
CIK 921183

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 2004

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) FOR THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _________ to _________

                         Commission File Number 0-24100

                               HMN FINANCIAL, INC.
             (Exact name of Registrant as specified in its Charter)

            Delaware                                           41-1777397
--------------------------------                         ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                          Identification Number)

         1016 Civic Center Drive NW, Rochester, Minnesota        55901
         ------------------------------------------------        -----
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

      Yes |X| No | |

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

      Yes | | No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                          Outstanding at July 29, 2004
  -----------------------------             ----------------------------
  Common stock, $0.01 par value                       4,456,864

                               HMN FINANCIAL, INC.

                                    CONTENTS


PART I - FINANCIAL INFORMATION

                                                                                    Page
                                                                                    ----
    Item 1:  Financial Statements (unaudited)

                 Consolidated Balance Sheets at
                 June 30, 2004 and December 31, 2003.............................       3

                 Consolidated Statements of Income for the
                 Three Months Ended and Six Months Ended June 30, 2004 and 2003..       4

                 Consolidated Statements of Comprehensive Income for the
                 Three Months Ended and Six Months Ended June 30, 2004 and 2003..       5

                 Consolidated Statement of Stockholders' Equity
                 for the Six Month Period Ended June 30, 2004....................       5

                 Consolidated Statements of Cash Flows for
                 the Six Months Ended June 30, 2004 and 2003.....................       6

                 Notes to Consolidated Financial Statements......................    7-14

    Item 2:  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.............................   15-23

    Item 3:  Quantitative and Qualitative Disclosures about Market Risk
                 Discussion included in Item 2 under Market Risk.................      21

    Item 4:  Controls and Procedures.............................................      23

PART II - OTHER INFORMATION

    Item 1:  Legal Proceedings...................................................      24

    Item 2:  Changes in Securities and Use of Proceeds...........................      24

    Item 3:  Defaults Upon Senior Securities.....................................      24

    Item 4:  Submission of Matters to a Vote of Security Holders.................      24

    Item 5:  Other Information...................................................      25

    Item 6:  Exhibits and Reports on Form 8-K....................................      25

    Signatures  .................................................................      26

Part I - FINANCIAL INFORMATION
Item 1: Financial Statements

                      HMN FINANCIAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                June 30,      December 31,
                                                                  2004            2003
                                                              ------------    ------------
                                 ASSETS
Cash and cash equivalents .................................   $ 41,638,817      30,496,823
Securities available for sale:
   Mortgage-backed and related securities
    (amortized cost $10,668,580 and $13,707,005) ..........      9,882,177      13,048,718
    Other marketable securities
     (amortized cost $100,739,558 and $91,035,285) ........     99,947,189      91,615,047
                                                              ------------    ------------
                                                               109,829,366     104,663,765
                                                              ------------    ------------

Loans held for sale .......................................      3,766,543       6,542,824
Loans receivable, net .....................................    722,800,277     688,951,119
Accrued interest receivable ...............................      3,530,635       3,462,221
Real estate, net ..........................................        254,869          73,271
Federal Home Loan Bank stock, at cost .....................      9,938,200      10,004,400
Mortgage servicing rights, net ............................      3,335,516       3,447,843
Premises and equipment, net ...............................     12,454,962      12,110,151
Investment in limited partnerships ........................        181,258         617,042
Goodwill ..................................................      3,800,938       3,800,938
Core deposit intangible, net ..............................        390,546         447,474
Prepaid expenses and other assets .........................      1,519,082       2,108,575
Deferred tax assets .......................................        656,800               0
                                                              ------------    ------------
    Total assets ..........................................   $914,097,809     866,726,446
                                                              ============    ============

          LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits ..................................................   $627,304,925     551,687,995
Federal Home Loan Bank advances ...........................    198,900,000     203,900,000
Accrued interest payable ..................................        857,492         766,837
Customer escrows ..........................................        878,094      22,457,671
Accrued expenses and other liabilities ....................      5,028,548       6,952,600
Deferred tax liabilities ..................................              0          26,300
                                                              ------------    ------------
    Total liabilities .....................................    832,969,059     785,791,403
                                                              ------------    ------------
Commitments and contingencies
Minority interest .........................................          1,698           3,986
Stockholders' equity:
    Serial preferred stock ($.01 par value):
     Authorized 500,000 shares; issued and outstanding none              0               0
    Common stock ($.01 par value):
     Authorized 11,000,000; issued shares 9,128,662 .......         91,287          91,287
Additional paid-in capital ................................     57,673,514      57,863,726
Retained earnings, subject to certain restrictions ........     88,424,074      85,364,657
Accumulated other comprehensive loss ......................     (1,021,573)        (50,725)
Unearned employee stock ownership plan shares .............     (4,641,172)     (4,738,084)
Treasury stock, at cost 4,671,798 and 4,616,010 shares ....    (59,399,078)    (57,599,804)
                                                              ------------    ------------
    Total stockholders' equity ............................     81,127,052      80,931,057
                                                              ------------    ------------
Total liabilities and stockholders' equity ................   $914,097,809     866,726,446
                                                              ============    ============

See accompanying notes to consolidated financial statements.

                      HMN FINANCIAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                      Three Months Ended             Six Months Ended
                                                           June 30,                       June 30,
                                                 ---------------------------     ---------------------------
                                                    2004            2003            2004            2003
                                                 -----------     -----------     -----------     -----------
Interest income:
   Loans receivable .........................    $11,486,417      10,243,717      22,977,681      19,883,641
   Securities available for sale:
      Mortgage-backed and related ...........         92,428         (39,454)        211,292         102,759
      Other marketable ......................        766,391         690,848       1,449,798       1,252,067
   Cash equivalents .........................         40,042          56,980          66,340          85,897
   Other ....................................         41,398          84,033          77,820         182,684
                                                 -----------     -----------     -----------     -----------
      Total interest income .................     12,426,676      11,036,124      24,782,931      21,507,048
                                                 -----------     -----------     -----------     -----------

Interest expense:
   Deposits .................................      2,894,319       2,492,554       5,824,353       4,963,817
   Federal Home Loan Bank advances ..........      2,165,680       2,615,630       4,354,635       5,094,302
                                                 -----------     -----------     -----------     -----------
      Total interest expense ................      5,059,999       5,108,184      10,178,988      10,058,119
                                                 -----------     -----------     -----------     -----------
      Net interest income ...................      7,366,677       5,927,940      14,603,943      11,448,929
Provision for loan losses ...................        447,000         490,000       1,266,000       1,355,000
                                                 -----------     -----------     -----------     -----------
      Net interest income after provision
        for loan losses .....................      6,919,677       5,437,940      13,337,943      10,093,929
                                                 -----------     -----------     -----------     -----------

Non-interest income:
   Fees and service charges .................        704,651         555,036       1,273,201         987,176
   Mortgage servicing fees ..................        290,849         238,729         578,080         455,305
   Securities gains, net ....................          1,361         224,751           1,361         815,786
   Gains on sales of loans ..................        506,862       1,526,558         919,231       2,991,790
   Earnings (losses) in limited partnerships          (6,500)         31,528         (13,117)       (323,314)
   Other ....................................        183,048         114,694         457,797         335,794
                                                 -----------     -----------     -----------     -----------
      Total non-interest income .............      1,680,271       2,691,296       3,216,553       5,262,537
                                                 -----------     -----------     -----------     -----------

Non-interest expense:
   Compensation and benefits ................      2,581,764       2,027,572       5,110,242       4,307,074
   Occupancy ................................        871,170         769,518       1,755,772       1,593,317
   Deposit insurance premiums ...............         27,794          17,855          46,499          36,791
   Advertising ..............................         87,850         100,988         175,396         185,852
   Data processing ..........................        228,721         289,938         419,286         561,046
   Amortization of mortgage servicing
     rights, net of valuation adjustments and
     servicing costs ........................        302,184       1,108,101         555,633       1,898,631
   Other ....................................        897,762         867,136       1,860,336       1,811,687
                                                 -----------     -----------     -----------     -----------
      Total non-interest expense ............      4,997,245       5,181,108       9,923,164      10,394,398
                                                 -----------     -----------     -----------     -----------
      Income before income tax expense ......      3,602,703       2,948,128       6,631,332       4,962,068
Income tax expense ..........................      1,105,500         917,900       2,016,000       1,542,300
                                                 -----------     -----------     -----------     -----------
      Income before minority interest .......      2,497,203       2,030,228       4,615,332       3,419,768
Minority interest ...........................             43               0          (2,288)              0
                                                 -----------     -----------     -----------     -----------
      Net income ............................    $ 2,497,160       2,030,228       4,617,620       3,419,768
                                                 ===========     ===========     ===========     ===========
Basic earnings per share ....................    $      0.65            0.54            1.19            0.91
                                                 ===========     ===========     ===========     ===========
Diluted earnings per share ..................    $      0.62            0.52            1.13            0.87
                                                 ===========     ===========     ===========     ===========

See accompanying notes to consolidated financial statements.

                      HMN FINANCIAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (unaudited)

                                                                           Three Months Ended June 30,
                                                                  2004                                       2003
                                                 ---------------------------------------    ------------------------------------
Net income                                       $                             2,497,160                               2,030,228
Other comprehensive income, net of tax:
   Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising
      during period                               (1,457,334)                                  598,561
   Less: reclassification adjustment for gains
      included in net income                             861                                   145,351
                                                  ----------                                 ---------
   Net unrealized gains (losses) on securities                  (1,458,195)                                 453,210
                                                                ----------                                ---------
Other comprehensive income (loss)                                             (1,458,195)                                453,210
                                                                              ----------                               ---------
Comprehensive income                             $                             1,038,965                               2,483,438
                                                                              ==========                               =========

                                                                         Six Months Ended June 30,
                                                                  2004                                       2003
                                                 ---------------------------------------    ------------------------------------
Net income                                       $                             4,617,620                               3,419,768
Other comprehensive income, net of tax:
   Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising        (969,987)                                  119,406
     during period
   Less: reclassification adjustment for gains
     included in net income                              861                                   527,386
                                                  ----------                                 ---------
   Net unrealized losses on securities                            (970,848)                                (407,980)
                                                                ----------                                ---------
Other comprehensive loss                                                        (970,848)                               (407,980)
                                                                              ----------                               ---------
Comprehensive income                             $                             3,646,772                               3,011,788
                                                                              ==========                               =========

See accompanying notes to consolidated financial statements.

                      HMN FINANCIAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2004
                                   (unaudited)

                                                                                         Unearned
                                                                                         Employee
                                                                         Accumulated       Stock                        Total
                                             Additional                     Other        Ownership                      Stock-
                                Common        Paid-in      Retained     Comprehensive       Plan         Treasury      Holders'
                                 Stock        Capital      Earnings     Income (Loss)      Shares          Stock        Equity
                              -----------   -----------   -----------   -------------    -----------    -----------   -----------
Balance, December 31, 2003    $    91,287    57,863,726    85,364,657         (50,725)    (4,738,084)   (57,599,804)   80,931,057
  Net income                                                4,617,620                                                   4,617,620
  Other comprehensive loss                                                   (970,848)                                   (970,848)
  Treasury stock purchases                                                                               (2,180,650)   (2,180,650)
  Employee stock options
     exercised                                 (353,742)                                                    381,376        27,634
  Tax benefits of exercised
     stock options                               19,548                                                                    19,548
  Dividends paid                                           (1,558,203)                                                 (1,558,203)
  Earned employee stock
    ownership plan shares                       143,982                                       96,912                      240,894
                              -----------   -----------   -----------   -------------    -----------    -----------   -----------

Balance, June 30, 2004             91,287    57,673,514    88,424,074      (1,021,573)    (4,641,172)   (59,399,078)   81,127,052
                              ===========   ===========   ===========   =============    ===========    ===========   ===========

See accompanying notes to consolidated financial statements.

                      HMN FINANCIAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                   ----------------------------
                                                                                        2004            2003
                                                                                   ------------    ------------
Cash flows from operating activities:
   Net income ..................................................................   $  4,617,620       3,419,768
   Adjustments to reconcile net income to cash provided by operating activities:
     Provision for loan losses .................................................      1,266,000       1,355,000
     Depreciation ..............................................................        777,836         799,618
     Amortization of premiums (discounts), net .................................       (109,254)        440,052
     Amortization of deferred loan fees ........................................       (572,132)       (196,435)
     Amortization of core deposit intangible ...................................         56,928          55,601
     Amortization of mortgage servicing rights and net valuation and
     servicing costs ...........................................................        555,633       1,898,631
     Capitalized mortgage servicing rights .....................................       (443,307)     (1,438,635)
     Deferred income taxes .....................................................       (153,700)              0
     Securities gains, net .....................................................         (1,361)       (815,786)
     Losses (gains) on sales of real estate ....................................         19,810        (117,042)
     Gains on sales of loans ...................................................       (919,231)     (2,991,790)
     Proceeds from sale of loans held for sale .................................     50,943,298     165,333,116
     Disbursements on loans held for sale ......................................    (47,263,609)   (158,242,116)
     Principal collected on loans held for sale ................................              0          11,521
     Amortization of unearned ESOP shares ......................................         96,912          96,714
     Earned employee stock ownership shares priced above original cost .........        143,982          72,356
     Increase in accrued interest receivable ...................................        (68,414)       (251,463)
     Increase (decrease) in accrued interest payable ...........................         90,655        (429,926)
     Equity losses of limited partnerships .....................................         13,117         323,314
     Equity losses of minority interest ........................................         (2,288)              0
     Decrease (increase) in other assets .......................................        597,761        (367,797)
     Increase (decrease) in other liabilities ..................................     (1,896,949)      1,221,906
     Other, net ................................................................        (22,892)         83,512
                                                                                   ------------    ------------
       Net cash provided by operating activities ...............................      7,726,415      10,260,119
                                                                                   ------------    ------------
Cash flows from investing activities:
   Proceeds from sales of securities available for sale ........................     10,119,950      38,718,290
   Principal collected on securities available for sale ........................      3,152,402      23,346,740
   Purchases of securities available for sale ..................................    (19,955,262)    (46,491,697)
   Redemption of interest in limited partnership ...............................        422,474               0
   Purchase of Federal Home Loan Bank Stock ....................................       (540,300)        (84,500)
   Redemption of Federal Home Loan Bank Stock ..................................        606,500               0
   Net increase in loans receivable ............................................    (34,996,464)    (77,775,248)
   Proceeds from sale of real estate ...........................................        256,735               0
   Proceeds from sale of premises ..............................................              0         221,313
   Purchases of premises and equipment .........................................     (1,122,647)       (634,383)
                                                                                   ------------    ------------
      Net cash used by investing activities ....................................    (42,056,612)    (62,699,485)
                                                                                   ------------    ------------
Cash flows from financing activities:
   Increase in deposits ........................................................     75,762,987      30,249,494
   Purchase of treasury stock ..................................................     (2,180,650)     (1,384,560)
   Stock options exercised .....................................................         27,634         876,305
   Dividends to stockholders ...................................................     (1,558,203)     (1,351,340)
   Proceeds from Federal Home Loan Bank advances ...............................     16,500,000     116,000,000
   Repayment of Federal Home Loan Bank advances ................................    (21,500,000)    (99,000,000)
   Decrease in customer escrows ................................................    (21,579,577)        (86,797)
                                                                                   ------------    ------------
      Net cash provided by financing activities ................................     45,472,191      45,303,102
                                                                                   ------------    ------------
      Increase (decrease) in cash and cash equivalents .........................     11,141,994      (7,136,264)
Cash and cash equivalents, beginning of period .................................     30,496,823      27,729,007
                                                                                   ------------    ------------
Cash and cash equivalents, end of period .......................................   $ 41,638,817      20,592,743
                                                                                   ============    ============
Supplemental cash flow disclosures:
   Cash paid for interest ......................................................   $ 10,088,333      10,488,045
   Cash paid for income taxes ..................................................      4,554,500       1,152,000
Supplemental noncash flow disclosures:
   Loans transferred to loans held for sale ....................................              0       3,077,578
   Transfer of loans to real estate ............................................        434,960         533,277
   Transfer of real estate to loans ............................................              0          16,533

See accompanying notes to consolidated financial statements.

                      HMN FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

                             JUNE 30, 2004 AND 2003

(1) HMN FINANCIAL, INC.

HMN Financial, Inc. (HMN or the Company) is a stock savings bank holding company that owns 100 percent of Home Federal Savings Bank (the Bank or Home Federal). The Bank has a community banking philosophy and operates retail banking facilities in Minnesota and Iowa. The Bank has two wholly owned subsidiaries, Osterud Insurance Agency, Inc. (OAI) which offers financial planning products and services and Home Federal Holding, Inc. (HFH) which is the holding company for Home Federal REIT, Inc. (HFREIT) which invests in real estate loans acquired from the Bank. HMN has another wholly owned subsidiary, Security Finance Corporation (SFC) that acts as an intermediary for the Bank in transacting like-kind property exchanges for Bank customers. The Bank has an 80% owned subsidiary, Federal Title Services, LLC (FTS) that performs mortgage title services for Bank customers. The Bank had a 51% owned subsidiary, Home Federal Mortgage Services, LLC (HFMS), that was a mortgage banking and mortgage brokerage business located in Brooklyn Park, Minnesota. HFMS liquidated its assets during 2003 and was dissolved in the first quarter of 2004.

The consolidated financial statements included herein are for HMN, SFC, the Bank and the Bank's consolidated entities, OAI, HFH, HFREIT and FTS. All significant intercompany accounts and transactions have been eliminated in consolidation.

(2) BASIS OF PREPARATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of comprehensive income, consolidated statements of stockholders' equity and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments consisting of only normal recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The statements of income for the three and six-month periods ended June 30, 2004 are not necessarily indicative of the results which may be expected for the entire year.

Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform with the current period presentation.

(3) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company has commitments outstanding to extend credit to future borrowers that had not closed prior to the end of the quarter. The Company intends to sell these commitments and refers to them as its mortgage pipeline. As commitments to originate loans enter the mortgage pipeline, generally the Company simultaneously enters into commitments to sell the mortgage pipeline into the secondary market. The commitments to originate or sell loans are derivatives. As a result of marking the mortgage pipeline and the related commitments to sell to market for the period ended June 30, 2004, the Company recorded a decrease in other assets of $17,050, a decrease in other liabilities of $8,855 and a net loss on sale of loans of $8,195.

The current commitments to sell loans held for sale are derivative instruments that do not qualify for hedge accounting. As a result, these derivatives are marked to market. The loans held for sale that are not hedged are recorded at the lower of cost or market. As a result of marking these loans, the Company recorded a lower of cost or market adjustment in loans held for sale of $24,016, an increase in other assets of $25,317 and an increase in other liabilities of $1,301.

(4) COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity during a period from transactions and other events from nonowner sources. Comprehensive income is the total of net income and other comprehensive income, which for the Company is comprised of unrealized gains and losses on securities available for sale.

The gross unrealized holding losses on securities for the second quarter of 2004 was $2,253,000, the income tax benefit would have been $795,000 and therefore, the net loss was $1,458,000. The gross reclassification adjustment for the second quarter of 2004 was $1,400, the income tax expense would have been $500 and therefore, the net gain was $900. The gross unrealized holding gains on securities for the second quarter of 2003 was $925,000, the income tax expense would have been $326,000 and therefore, the net gain was $599,000. The gross reclassification adjustment for the second quarter of 2003 was $225,000, the income tax expense would have been $80,000 and therefore, the net gain was $145,000.

The gross unrealized holding losses on securities for the six month period ended June 30, 2004 was $1,499,000, the income tax benefit would have been $529,000 and therefore, the net loss was $970,000. The gross reclassification adjustment in the six month period ended June 30, 2004 was $1,400, the income tax expense would have been $500 and therefore, the net reclassification adjustment was $900. The gross unrealized holding gains on securities for the six month period ended June 30, 2003 was $184,000, the income tax expense would have been $65,000 and therefore, the net gain was $119,000. The gross reclassification adjustment in the six month period ended June 30, 2003 was $816,000, the income tax expense would have been $289,000 and therefore, the net reclassification adjustment was $527,000.

(5) INVESTMENT IN LIMITED PARTNERSHIPS

Investments in limited partnerships were as follows:

                                              June 30,      December 31,
Primary partnership activity                    2004           2003
----------------------------                  --------      ------------
Common stock of financial institutions               0        421,671
                                              --------        -------

Low to moderate income housing                 181,258        195,371
                                              --------        -------
                                              $181,258        617,042
                                              ========        =======

During the second quarter of 2004 the Company recognized $6,500 of losses on the low-income housing partnerships. The Company's investment in a limited partnership that invested in the common stock of financial institutions was liquidated effective December 31, 2003. During 2004 the Company anticipates receiving low-income housing credits totaling $84,000, of which $21,000 were credited to current income tax benefits. During the second quarter of 2003 the Company's proportionate gains from the common stock investments in financial institutions was $38,027 and it recognized $6,500 of losses on the low income housing partnerships. During 2003 the Company received low-income housing credits totaling $84,000, of which $21,000 were credited to income tax benefits in the second quarter of 2003.

During the six-month period ended June 30, 2004 the Company recognized $13,920 of losses on low-income housing partnerships. During 2004 the Company anticipates receiving low-income housing credits totaling $84,000 of which $42,000 were credited to current income tax benefits. During the six month period ended June 30, 2003 the Company's proportionate gains from common stock investments in financial institutions was $39,263 and it recognized $13,000 of losses on low income housing partnerships. During 2003 the Company received low-income housing credits totaling $84,000 of which $42,000 were credited to current income tax benefits in the first six month period of 2003.

(6) SECURITIES AVAILABLE FOR SALE

The following table shows the securities available for sale portfolio's gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous loss position, at June 30, 2004. The Company has reviewed these securities and has concluded that the unrealized losses are temporary and no other-than-temporary impairment has occurred at June 30, 2004.

                                         Less than twelve months     Twelve months or more              Total
                                         -----------------------    -----------------------    -----------------------
                                                      Unrealized                 Unrealized                 Unrealized
(Dollars in thousands)                   Fair Value     Losses      Fair Value     Losses      Fair Value     Losses
                                         ----------   ----------    ----------   ----------    ----------   ----------
Mortgage backed securities:
  Collateralized mortgage obligations      $ 7,745         (749)        1,522          (65)        9,267         (814)
Other marketable securities:
  U.S. Agencies                             59,809         (670)            0            0        59,809         (670)
  Corporate equity                               0            0         3,094         (406)        3,094         (406)
                                           -------      -------       -------      -------       -------      -------
Total temporarily impaired securities      $67,554       (1,419)        4,616         (471)       72,170       (1,890)
                                           =======      =======       =======      =======       =======      =======

(7) INVESTMENT IN MORTGAGE SERVICING RIGHTS

A summary of mortgage servicing activity is as follows:

                                          Six Months ended   Twelve Months ended  Six Months ended
                                            June 30, 2004     December 31, 2003     June 30, 2003
                                          ----------------   -------------------  ----------------
Mortgage servicing rights

  Balance, beginning of period ........      $ 3,447,843          2,701,031            2,701,031

  Originations ........................          443,307          2,522,231            1,438,635

  Amortization ........................         (555,634)        (1,775,419)            (881,714)
                                             -----------         ----------           ----------
  Balance, end of period ..............        3,335,516          3,447,843            3,257,952
                                             -----------         ----------           ----------

Valuation reserve

Balance, beginning of period ..........                0            (10,000)             (10,000)

Additions .............................                0           (800,000)            (800,000)
                                             -----------         ----------           ----------
Reductions ............................                0            810,000                    0
                                             -----------         ----------           ----------

Balance, end of period ................                0                  0             (810,000)

Mortgage servicing rights, net ........      $ 3,335,516          3,447,843            2,447,952
                                             ===========         ==========           ==========
Fair value of mortgage servicing rights      $ 5,033,869          4,316,251            2,447,952
                                             ===========         ==========           ==========

Mortgage servicing costs, which include professional services for valuing mortgage servicing rights and guarantee fees on securitized mortgage loans were $4,000 in the first six months of 2004 and $216,917 for the same period in 2003.

All of the loans being serviced were single family loans serviced for FNMA under the mortgage-backed security program or the individual loan sale program. The following is a summary of the risk characteristics of the loans being serviced at June 30, 2004.

                                                       Weighted        Weighted
                                     Loan Principal     Average         Average       Number of
                                         Balance     Interest Rate   Remaining Term     Loans
                                     --------------  -------------   --------------   ---------
Original term 30 year fixed rate      $198,358,294       5.93%            344           1,776

Original term 15 year fixed rate       246,207,348       5.31%            164           2,939

Seven year balloon                         120,910       5.75%             55               1

Adjustable rate                          9,048,946       5.00%            339              79

(8) INTANGIBLE ASSETS

The gross carrying amount of intangible assets and the associated accumulated amortization at June 30, 2004 is presented in the table below. Amortization expense for intangible assets was $612,561 for the six-month period ended June 30, 2004.

                                       Gross                                           Unamortized
                                     Carrying        Accumulated        Valuation      Intangible
                                      Amount         Amortization       Adjustment        Assets
                                    -----------      ------------       ----------     -----------
Amortized intangible assets:
     Mortgage servicing rights      $ 4,409,787        (1,074,271)               0      3,335,516
     Core deposit intangible          1,567,000        (1,176,454)               0        390,546
                                    -----------      ------------       ----------      ---------
         Total                      $ 5,976,787        (2,250,725)               0      3,726,062
                                    ===========      ============       ==========      =========

The following table indicates the estimated future amortization expense for amortized intangible assets:

                                        Mortgage         Core
                                       Servicing       Deposit
                                         Rights       Intangible        Total
                                       ----------     ----------       --------
       Year ended December 31,
       2004                              459,768         56,929        516,697
       2005                              867,957        113,857        981,814
       2006                              613,399        113,857        727,256
       2007                              432,002        105,903        537,905
       2008                              303,050              0        303,050

Projections of amortization are based on existing asset balances and the existing interest rate environment as of June 30, 2004. The Company's actual experiences may be significantly different depending upon changes in mortgage interest rates and other market conditions.

(9) EARNINGS PER SHARE

The following table reconciles the weighted average shares outstanding and the income available to common shareholders used for basic and diluted EPS:

                                                          Three Months Ended June 30,       Six Months Ended June 30,
                                                          ---------------------------       -------------------------
                                                              2004            2003            2004            2003
                                                           ----------       ---------       ---------       ---------
Weighted average number of common shares outstanding
used in basic earnings per common share calculation         3,870,299       3,763,325       3,892,672       3,755,511

Net dilutive effect of options                                173,845         175,170         177,374         166,854
                                                           ----------       ---------       ---------       ---------
Weighted average number of shares outstanding
adjusted for effect of dilutive securities                  4,044,144       3,938,495       4,070,046       3,922,365
                                                           ==========       =========       =========       =========

Income available to common shareholders                    $2,497,160       2,030,228       4,617,620       3,419,768

Basic earnings per common share                            $     0.65            0.54            1.19            0.91

Diluted earnings per common share                          $     0.62            0.52            1.13            0.87

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

Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Tier I or Core Capital and Risk-Based Capital (as defined in the regulations) to total assets (as defined). Management believes, as of June 30, 2004, that the Bank meets all capital adequacy requirements to which it is subject.

Management believes that based upon the Bank's capital calculations at June 30, 2004 and other conditions consistent with the Prompt Corrective Actions Provisions of the OTS regulations, the Bank would be categorized as well capitalized.

On June 30, 2004 the Bank's tangible assets and adjusted total assets were $908.8 million and its risk-weighted assets were $719.7 million. The following table presents the Bank's capital amounts and ratios at June 30, 2004 for actual capital, required capital and excess capital, including ratios required to qualify as a well capitalized institution under the Prompt Corrective Actions regulations.

                                                                Required to be                             To Be Well Capitalized
                                                                  Adequately                               Under Prompt Corrective
                                            Actual               Capitalized           Excess Capital        Actions Provisions
                                     ---------------------   ---------------------   --------------------  -----------------------
                                                Percent of              Percent of             Percent of               Percent of
          (in thousands)              Amount     Assets(1)    Amount    Assets (1)    Amount    Assets(1)    Amount      Assets(1)
                                     --------   ----------   --------   ----------   --------  ----------   --------    ----------
Bank stockholder's equity ........   $ 77,006

Plus:
  Net unrealized loss on certain
    securities Available for sale         759

Less:

  Goodwill and other intangibles .      4,191

  Excess mortgage servicing rights         70
                                     --------
Tier I or core capital ...........     73,504
                                     --------
  Tier I capital to adjusted total
    assets .......................                   8.09%   $ 36,352        4.00%   $ 37,152       4.09%   $ 45,440       5.00%

Tier I capital to risk-weighted
    assets .......................                  10.21%   $ 28,786        4.00%   $ 44,718       6.21%   $ 43,180       6.00%

Plus:
  Allowable allowance for loan
    losses .......................      7,037
                                     --------
Risk-based capital ...............   $ 80,541                $ 57,573                $ 22,968               $ 71,966
                                     ========

Risk-based capital to risk-
  weighted assets ................                  11.19%                   8.00%                  3.19%                 10.00%

(1) Based upon the Bank's adjusted total assets for the purpose of the tangible and core capital ratios and risk-weighted assets for the purpose of the risk-based capital ratio.

The tangible capital of the Bank was in excess of the minimum 2% required at June 30, 2004 but is not reflected in the table above.

(11) COMMITMENTS AND CONTINGENCIES

The Bank entered into two guaranty agreements with third parties in order for Home Federal Mortgage Services, LLC (HFMS) to secure loan sale agreements. Under the agreements, the Bank guarantees to satisfy and discharge all obligations of HFMS arising from transactions entered into between HFMS and the third parties if HFMS fails to fulfill their obligations. The agreements are in effect until the obligations of HFMS are fully satisfied and the Bank's guaranty is limited to a combined maximum of $3 million. No liability has been recorded in the consolidated financial statements of HMN for these guarantees and HMN is not aware of any outstanding obligations of HFMS to either of the third parties with whom a guarantee exists. There is the possibility that the Bank would be required to purchase loans that were previously sold to the third parties by HFMS if the loans did not meet the requirements in the loan purchase agreements. If this were to occur, the proceeds from the subsequent sale of these loans would enable the Bank to recover a portion of the amounts paid under the guaranty. The Bank has not been required to purchase any loans under these guaranty agreements and no loans have been sold to the third parties since the third quarter of 2002.

The Bank issued standby letters of credit which guarantee the performance of customers to third parties. The outstanding standby letters of credit expire over the next fifteen months and totaled approximately $2.7 million at June 30, 2004. The letters of credit were collateralized primarily with commercial real estate mortgages. Since the conditions under which the Bank is required to fund the standby letters of credit may not materialize, the cash requirements are expected to be less than the total outstanding commitments.

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

                                               Quarter Ended     Quarter Ended   Six Months Ended   Six Months Ended
                                               June 30, 2004     June 30, 2003    June 30, 2004      June 30, 2003
                                               -------------     -------------   ----------------   ----------------
Net income:

 As reported .............................      $ 2,497,160        2,030,228        4,617,620           3,419,768

  Deduct: Total stock-based employee

  compensation expense determined

  under fair value based method for all

  awards, net of related tax effects .....            8,531           10,128           17,061              20,256
                                                -----------      -----------      -----------         -----------

 Pro forma ...............................        2,488,629        2,020,100        4,600,559           3,399,512

Earnings per
 Common share:

 As reported:

  Basic ..................................      $      0.65             0.54             1.19                0.91

  Diluted ................................             0.62             0.52             1.13                0.87

 Pro forma:

  Basic ..................................             0.64             0.54             1.18                0.91

  Diluted ................................             0.62             0.51             1.13                0.87

(13) BUSINESS SEGMENTS

The Bank has been identified as a reportable operating segment in accordance with the provisions of SFAS No. 131. SFC and HMN, the holding company, did not meet the quantitative thresholds for determining reportable segments and therefore are included in the "Other" category.

The Company evaluates performance and allocates resources based on the segment's net income or loss, return on average assets and return on average equity. Each corporation has its own officers and board of directors.

The following table sets forth certain information about the reconciliations of reported profit or loss and assets for each of the Company's reportable segments.

                                                    Home Federal
(Dollars in thousands)                              Savings Bank       Other      Eliminations   Consolidated Total
                                                    ------------      -------     ------------   ------------------
AT OR FOR THE QUARTER ENDED JUNE 30, 2004:

 Interest income - external customers .........      $  12,415             12             0            12,427

 Non-interest income - external customers .....          1,687              0             0             1,687

 Loss on limited partnerships .................             (7)             0             0                (7)

 Intersegment interest income .................              0              1            (1)                0

 Intersegment non-interest income .............             39          2,544        (2,583)                0

 Interest expense .............................          5,061              0            (1)            5,060

 Amortization of mortgage servicing rights, net
  valuation adjustments, and servicing costs ..            302              0             0               302

 Other non-interest expense ...................          4,567            167           (39)            4,695

 Income tax expense (benefit) .................          1,213           (107)            0             1,106

 Minority interest ............................              0              0             0                 0

 Net income ...................................          2,544          2,497        (2,544)            2,497

 Goodwill .....................................          3,801              0             0             3,801
 Total assets .................................        909,610         81,679       (77,191)          914,098

 Net interest margin ..........................         3.46 %             NM            NM              3.45%

 Return on average assets .....................         1.13 %             NM            NM              1.12%

 Return on average realized common equity .....        13.31 %             NM            NM             12.06%

AT OR FOR THE QUARTER ENDED JUNE 30, 2003:

 Interest income - external customers .........      $  10,989             47             0            11,036

 Non-interest income - external customers .....          2,493            167             0             2,660

 Earnings (loss) on limited partnerships ......             (7)            38             0                31

 Intersegment interest income .................              1              9           (10)                0

 Intersegment non-interest income .............            239          1,904        (2,143)                0

 Interest expense .............................          5,118              0           (10)            5,108

 Amortization of mortgage servicing rights, net
  valuation adjustments, and servicing costs ..          1,177              0           (68)            1,109

 Other non-interest expense ...................          4,027            132           (87)            4,072

 Income tax expense ...........................            913              4             0               918

 Net income ...................................          1,989          2,029        (1,988)            2,030

 Goodwill .....................................          3,801              0             0             3,801

 Total assets .................................        780,760         77,658       (72,508)          785,910

 Net interest margin ..........................           3.22%            NM            NM              3.24%

 Return on average assets .....................           1.00%            NM            NM              1.06%

 Return on average realized common equity .....          10.97%            NM            NM             10.45%

NM - Not meaningful

                                                     Home Federal
(Dollars in thousands)                               Savings Bank       Other      Eliminations    Consolidated Total
                                                     ------------      -------     ------------    ------------------
AT OR FOR THE SIX - MONTHS ENDED JUNE 30, 2004:

 Interest income - external customers ..........      $  24,759             24             0             24,783

 Non-interest income - external customers ......          3,230              0             0              3,230

 Earnings (loss) on limited partnerships .......            (14)             1             0                (13)

 Intersegment interest income ..................              0              9            (9)                 0

 Intersegment non-interest income ..............            108          4,696        (4,804)                 0

 Interest expense ..............................         10,188              0            (9)            10,179

 Amortization of mortgage servicing rights,

  net valuation adjustments, and servicing costs            556              0             0                556

 Other non-interest expense ....................          9,154            321          (108)             9,367

 Income tax expense (benefit) ..................          2,223           (207)            0              2,016

 Minority interest .............................             (2)             0             0                 (2)

 Net income ....................................          4,698          4,616        (4,696)             4,618

 Goodwill ......................................          3,801              0             0              3,801
 Total assets ..................................        909,610         81,679       (77,191)           914,098

 Net interest margin ...........................           3.46%            NM            NM               3.46%

 Return on average assets ......................           1.06%            NM            NM               1.04%

 Return on average realized common equity ......          12.50%            NM            NM              11.14%

AT OR FOR THE SIX-MONTHS ENDED JUNE 30, 2003:

 Interest income - external customers ..........      $  21,410             97             0             21,507

 Non-interest income - external customers ......          5,419            167             0              5,586

 Earnings (loss) on limited partnerships .......           (363)            39             0               (324)

 Intersegment interest income ..................             28             22           (50)                 0

 Intersegment non-interest income ..............            508          3,289        (3,797)                 0

 Intersegment loan loss provision ..............            200              0          (200)                 0

 Interest expense ..............................         10,108              0           (50)            10,058

 Amortization of mortgage servicing rights,
  net valuation adjustments, and servicing costs          2,039              3          (143)             1,899

 Other non-interest expense ....................          8,395            265          (165)             8,495

 Income tax expense (benefit) ..................          1,613            (71)            0              1,542

 Net income ....................................          3,292          3,417        (3,289)             3,420

 Goodwill ......................................          3,801              0             0              3,801

 Total assets ..................................        780,760         77,658       (72,508)           785,910

 Net interest margin ...........................           3.20%            NM            NM               3.22%

 Return on average assets ......................           0.88%            NM            NM               0.91%

 Return on average realized common equity ......           9.63%            NM            NM               8.84%

NM - Not meaningful

ITEM 2:

                               HMN FINANCIAL, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

This quarterly report and other reports filed with the Securities and Exchange Commission may contain "forward-looking" statements that deal with future results, plans or performance. In addition, the Company's management may make such statements orally to the media, or to securities analysts, investors or others. Forward-looking statements deal with matters that do not relate strictly to historical facts. The Company's future results may differ materially from historical performance and forward-looking statements about the Company's expected financial results or other plans are subject to a number of risks and uncertainties. These include but are not limited to possible legislative changes and adverse economic, business and competitive developments such as shrinking interest margins; deposit outflows; reduced demand for financial services and loan products; changes in accounting policies and guidelines, monetary and fiscal policies of the federal government or tax laws; changes in credit and other risks posed by the Company's loan and investment portfolios; technological, computer-related or operational difficulties; adverse changes in securities markets; results of litigation or other significant uncertainties.

GENERAL

The earnings of the Company are primarily dependant on the Bank's net interest income, which is the difference between interest earned on its loans and investments, and the interest paid on interest-bearing liabilities such as deposits and Federal Home Loan Bank (FHLB) advances. The difference between the average rate of interest earned on assets and the average rate paid on liabilities is the "interest rate spread". Net interest income is produced when interest-earning assets equal or exceed interest-bearing liabilities and there is a positive interest rate spread. The Company's interest rate spread has been enhanced by the increased level of commercial loans placed in the portfolio and the increased amount of lower rate deposit products such as checking and money market accounts. Net interest income and net interest rate spread are affected by changes in interest rates, the volume and the mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. The Company's net income is also affected by the generation of non-interest income, which consists primarily of gains or losses from the sale of securities, gains from the sale of loans, and the generation of fees and service charges. The Company's non-interest income has been enhanced by increased fees and service charges on deposit accounts. The Bank incurs expenses in addition to interest expense in the form of salaries and benefits, occupancy expenses, provisions for loan losses and amortization and valuation adjustments on mortgage servicing assets.

The earnings of financial institutions, such as the Bank, are significantly affected by prevailing economic and competitive conditions, particularly changes in interest rates, government monetary and fiscal policies, and regulations of various regulatory authorities. Lending activities are influenced by the demand for and supply of single family and commercial properties, competition among lenders, the level of interest rates and the availability of funds. Mortgage loan activity was significantly less in the first six months of 2004 than it was during the same period in 2003 due to increases in mortgage interest rates, and we expect this trend to continue. Deposit flows and costs of deposits are influenced by prevailing market rates of interest on competing investments, account maturities and the levels of personal income and savings. The interest rates charged by the FHLB on advances to the Bank also have a significant impact on the Bank's overall cost of funds.

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

NET INCOME

The Company's net income was $2.5 million for the second quarter of 2004, an increase of $467,000, or 23.0%, from net income of $2.0 million for the second quarter of 2003. Basic earnings per share for the second quarter of 2004 were $0.65, an increase of $0.11, or 20.4%, from $0.54 basic earnings per share for the same quarter of 2003. Diluted earnings per common share for the second quarter of 2004 were $0.62, an increase of $0.10, or 19.2%, from $0.52 for the second quarter of 2003.

Net income was $4.6 million for the six-month period ended June 30, 2004, an increase of $1.2 million, or 35.0%, compared to $3.4 million for the six-month period ended June 30, 2003. Basic earnings per share were $1.19 for the six months ended June 30, 2004, an increase of $0.28 per share, or 30.8%, from $0.91 for the same six month period in 2003. Diluted earnings per share for the six month period in 2004 were $1.13, an increase of $0.26, or 29.9%, from $0.87 for the same six month period in 2003.

NET INTEREST INCOME

Net interest income was $7.3 million for the second quarter of 2004, an increase of $1.4 million, or 24.3%, compared to $5.9 million for the second quarter of 2003. Interest income was $12.4 million for the second quarter of 2004, an increase of $1.4 million, or 12.6%, from $11.0 million for the same period in 2003. Interest income increased primarily because of an increase in interest-earning assets and because of a change in the mix of assets between the periods. The increase in interest-earning assets was caused primarily by the $120 million increase in commercial and consumer loans between the periods. The increase in interest income on commercial and consumer loans was partially offset by lower income on the single-family loan portfolio due to a decrease in the outstanding balance and lower interest rates of this portfolio in the second quarter of 2004 when compared to the same period of 2003. The yield earned on interest-earning assets was 5.82% for the second quarter of 2004, a decrease of 21 basis points from the 6.03% yield for the second quarter of 2003.

Interest expense was $5.1 million for the second quarter of 2004, a decrease of $48,000, or 0.9%, from the second quarter of 2003. Interest expense on deposits and Federal Home Loan Bank advances decreased by $1.1 million due to a decrease in the interest rates paid as maturing deposits and advances repriced at lower interest rates. Interest expense increased by $1.0 million due to the $128 million increase in the average outstanding balance of deposits and advances between the periods. The decrease in the interest rates paid is primarily the result of the $84 million in growth that was experienced in checking and money market accounts, which generally have lower interest rates than other deposit accounts. The average interest rate paid on interest-bearing liabilities was 2.50% for the second quarter of 2004, a decrease of 49 basis points from the 2.99% paid for the second quarter of 2003.

Net interest margin (net interest income divided by average interest earning assets) for the second quarter of 2004 was 3.45%, a 21 basis point increase, compared to 3.24% for the second quarter of 2003.

Net interest income was $14.6 million for the first six months of 2004, an increase of $3.2 million, or 27.6%, from $11.4 million for the same period in 2003. Interest income was $24.8 million for the six-month period ended June 30, 2004, an increase of $3.3 million, or 15.2%, from $21.5 million for the same six-month period in 2003. Interest income increased primarily because of an increase in interest-earning assets and because of a change in the mix of assets between the periods. The increase in interest-earning assets was caused primarily by the $120 million increase in commercial and consumer loans between the periods. The increase in interest income on commercial and consumer loans was partially offset by lower income on the single-family loan portfolio in the first six months of 2004 when compared to the same period in 2003. The yield earned on interest-earning assets was 5.86% for the first six months of 2004, a decrease of 19 basis points from the 6.05% yield for the first six months of 2003.

Interest expense was $10.2 million for the six month period ended June 30, 2004, an increase of $121,000, or 1.2%, compared to $10.1 million for the same period of 2003. Interest expense on deposits and Federal Home Loan Bank advances decreased by $2.1 million due to a decline in the interest rates paid and increased by $2.2 million due to the $137 million increase in the average outstanding balance of deposits and advances between the periods. The average interest rate paid on interest-bearing liabilities was 2.54% for the first six months of 2004, a decrease of 49 basis points from the 3.03% paid for the first six months of 2003.

Net interest margin (net interest income divided by average interest earning assets) for the six months ended June 30, 2004, was 3.46%, an increase of 24 basis points, compared to 3.22% for the same period of 2003.

PROVISION FOR LOAN LOSSES

The provision for loan losses is recorded to bring the allowance for loan losses to a level deemed appropriate by management based on factors disclosed in the critical accounting policies previously discussed. The provision for loan losses was $447,000 for the second quarter of 2004, a decrease of $43,000, or 8.8%, from $490,000 for the second quarter of 2003. The provision for loan losses was $1.3 million for the six-month period of 2004, a decrease of $89,000, or 6.7%, from $1.4 million for the same six-month period in 2003. The provision for loan losses decreased primarily because of the slower loan growth that was experienced in the first six months of 2004 when compared to the same period of 2003. Total non-performing assets were $3.5 million at June 30, 2004, a decrease of $1.5 million, or 31.1%, from $5.0 million at December 31, 2003. The decrease in non-performing assets was primarily due to the payoff of a $1.6 million commercial real estate loan and a reduction in non-performing consumer loans during the first six months of 2004. Charge offs during the first six months of 2004 increased by $298,000 over the same period in 2003 primarily because of increased charge offs in the single family and mobile home loan portfolios.

A reconciliation of the Company's allowance for loan losses is summarized as follows:

                               2004              2003
                           -----------       -----------
Balance at January 1,      $ 6,939,602       $ 4,824,217
Provision                    1,266,000         1,355,000
Charge-offs                   (421,525)         (123,976)
Recoveries                       8,720            33,228
                           -----------       -----------
Balance at June 30,        $ 7,792,797       $ 6,088,469
                           ===========       ===========

NON-INTEREST INCOME

Non-interest income was $1.7 million for the second quarter of 2004, a decrease of $1.0 million, or 37.6%, from $2.7 million for the same period in 2003. Non-interest income from security gains decreased by $223,000 because of the lower gains recognized on the sale of securities during the second quarter of 2004 when compared to the same quarter of 2003. Gains on sales of loans decreased by $1.0 million due to the significant decrease in mortgage loan activity in the second quarter of 2004 when compared to the same period in 2003. These decreases in non-interest income were partially offset by an increase of $150,000 in fees and service charges between the periods due to an increase in the number of deposit accounts and the fees charged. Mortgage servicing fees increased by $52,000 because of the increased size of the servicing portfolio. Other non-interest income increased by $68,000 primarily because of increased revenues from the sale of uninsured investment products.

Non-interest income was $3.2 million for the first six months of 2004, a decrease of $2.1 million, or 38.9%, from $5.3 million for the same period of 2003. Non-interest income decreased by $814,000 because of lower gains on the sales of securities. Gains on sales of loans decreased by $2.1 million due to the significant decrease in mortgage loan activity in the first six months of 2004 when compared to the same period of 2003. These decreases in non-interest income were partially offset by the $310,000 decrease in limited partnership losses because the Company's investment in a limited partnership that invested in mortgage servicing rights was dissolved in the second quarter of 2003. Interest rates on mortgage loans decreased during the first six months of 2003 which caused the value of the Company's investment in a limited partnership that owned mortgage loan servicing assets to decrease in value. The value of servicing rights generally decreases when mortgage rates decrease because of the anticipated increase in prepayments expected to be received on the mortgage servicing assets. Fees and service charges increased by $286,000 between the periods due to an overdraft protection program that was implemented during the second quarter of 2003 and because of increases in the number of deposit accounts and the fees charged. Mortgage servicing fees increased by $123,000 due to the increased size of the servicing portfolio between the periods. Other non-interest income increased by $122,000 primarily because of increased revenues from the sale of uninsured investment products.

NON-INTEREST EXPENSE

Non-interest expense was $5.0 million for the second quarter of 2004, a decrease of $184,000, or 3.5%, from $5.2 million for the same period of 2003. Amortization expense on mortgage servicing rights decreased by $806,000 between the quarters because of a decrease in the prepayments on the mortgage loans being serviced. Prepayments of mortgage loans in the second quarter of 2003 resulted in a $640,000 impairment reserve that was reversed in the second half of 2003 when prepayment speeds slowed. Data processing costs decreased by $61,000 primarily because of the renegotiation of a third party service contract in the fourth quarter of 2003. Compensation expense increased by $554,000 primarily because of an increase in the number of employees and because of annual increases in salaries and employee benefit costs. Occupancy expense increased by $102,000 primarily because of increases in real estate taxes on existing facilities.

Non-interest expense was $9.9 million for the first six months of 2004, a decrease of $471,000, or 4.5%, from $10.4 million for the same period of 2003. Amortization expense on mortgage servicing rights decreased by $1.3 million because of a decrease in the prepayments on the mortgage loans being serviced. Prepayments of mortgage loans in the second quarter of 2003 resulted in a $640,000 impairment reserve that was reversed in the second half of 2003 when prepayment speeds slowed. Data processing costs decreased by $142,000 primarily because of the renegotiation of a third party service contract in the fourth quarter of 2003. Compensation expense increased by $803,000 because of an increase in the number of employees and because of annual increases in salaries and employee benefit cost. Occupancy expense increased by $162,000 primarily because of increases in real estate taxes on existing facilities.

INCOME TAX EXPENSE

Income tax expense was $1.1 million for the second quarter of 2004, an increase of $188,000 compared to $918,000 for the second quarter of 2003. Income tax expense was $2.0 million for the six months ended June 30, 2004, an increase of $474,000 compared to $1.5 million for the same six month period of 2003. The increases in income taxes are primarily due to an increase in taxable income.

NON-PERFORMING ASSETS

The following table sets forth the amounts and categories of non-performing assets in the Bank's portfolio at June 30, 2004 and December 31, 2003.

                                                  June 30,    December 31,
    (Dollars in Thousands)                          2004         2003
                                                  --------    ------------
    Non-Accruing Loans
       One-to-four family real estate              $1,257        1,177
       Commercial real estate                       1,123        2,162
       Consumer                                       214        1,050
       Commercial business                            261          186
                                                   ------       ------
       Total                                        2,855        4,575
                                                   ------       ------
    Accruing loans delinquent 90
       days or more                                     0          114
    Other assets                                      201          211
    Foreclosed and Repossessed Assets
       One-to-four family real estate                 254           73
       Consumer                                       161           62
                                                   ------       ------
        Total non-performing assets                $3,471       $5,035
                                                   ======       ======
    Total as a percentage of total assets            0.38%        0.58%
                                                   ======       ======
    Total non-performing loans                     $2,855       $4,689
                                                   ======       ======
    Total as a percentage of total
       loans receivable, net                         0.40%        0.68%
                                                   ======       ======
    Allowance for loan loss to non-performing
    loans                                          272.98%      147.99%

Total non-performing assets at June 30, 2004 were $3.5 million, a decrease of $1.5 million, or 31.1%, from $5.0 million at December 31, 2003. The decrease in non-performing assets was primarily due to the payoff of a commercial real estate loan and a reduction in non-performing consumer loans during the first six months of 2004. During the first six months of 2004 the following activity occurred related to non-performing loans: $2.6 million of previously performing loans were classified as non-performing, $516,000 of loans were foreclosed or repossessed, a $1.6 million non-performing commercial loan was paid off, and $2.2 million in previously non-performing loans were reclassified to performing status.

DIVIDENDS

On July 27, 2004 the Company declared a cash dividend of $0.22 per share, payable on September 10, 2004 to shareholders of record on August 27, 2004.

The Company has declared and paid dividends during 2004 as follows:

    Record date                    Pay date         Dividend per share    Dividend Payout Ratio
    -----------                    --------         ------------------    ---------------------
        February 20, 2004        March 8, 2004             $0.20                  37.74%
        May 21, 2004             June 8, 2004              $0.20                  38.46%

The annualized dividend payout ratio for the past four quarters, ending with the September 10, 2004 payment will be 33.74%.

The declaration of dividends are subject to, among other things, the Company's financial condition and results of operations, the Bank's compliance with its regulatory capital requirements, tax considerations, industry standards, economic conditions, regulatory restrictions, general business practices and other factors.

LIQUIDITY

For the six months ended June 30, 2004 the net cash provided by operating activities was $7.7 million. The Company collected $10.1 million from the sale of securities and $3.2 million from principal repayments on securities. It purchased securities available for sale of $20.0 million and premises and equipment of $1.1 million. Net loans receivable increased by $35.0 million due to increased commercial loan production. The Company had a net increase in deposit balances of $75.8 million and received $16.5 million in FHLB advance proceeds. It paid out $21.5 million on FHLB advances and $21.6 million on customer escrows due primarily to the payment of one large commercial loan escrow. The Company received $28,000 related to the exercise of HMN stock options, paid $1.6 million in dividends to its shareholders and paid $2.2 million to purchase treasury stock.

The Company has certificates of deposits with outstanding balances of $171.2 million that come due over the next 12 months. Based upon past experience management anticipates that the majority of the deposits will renew for another term. The Company believes that deposits that do not renew will be replaced with deposits from other customers or brokers, or funded with advances from the FHLB. Management does not anticipate that it will have a liquidity problem due to maturing deposits.

The Company has $115.9 million of FHLB advances which mature beyond June 30, 2005 but have call features that can be exercised by the FHLB during the next 12 months. If the call features are exercised, the Company has the option of requesting any advance otherwise available to it pursuant to the Credit Policy of the FHLB. The Company also has $28.0 million of FHLB advances that will mature during the next 12 months. Since the Company has the ability to request another advance to replace the advance that is being called or is maturing, management does not anticipate that it will have a liquidity problem due to advances being called by the FHLB during the next 12-month period.

MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its investing, lending and deposit-taking activities. Management actively monitors and manages its interest rate risk exposure.

The Company's profitability is affected by fluctuations in interest rates. A sudden and substantial increase in interest rates may adversely impact the Company's earnings to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Company monitors the projected changes in net interest income that occur if interest rates were to suddenly change up or down. The Rate Shock Table located below in the Asset/Liability Management section of this report discloses the Company's projected changes in net interest income based upon immediate interest rate changes called rate shocks.

The Company utilizes a model which uses the discounted cash flows from its interest-earning assets and its interest-bearing liabilities to calculate the current market value of those assets and liabilities. The model also calculates the changes in market value of the interest-earning assets and interest-bearing liabilities due to different interest rate changes. The Company believes that over the next twelve months interest rates could conceivably fluctuate in a range of 200 basis points up or 100 basis points down from where the rates were at June 30, 2004. The following table discloses the projected changes in market value to the Company's interest-earning assets and interest-bearing liabilities based upon incremental 100 basis point changes in interest rates from interest rates in effect on June 30, 2004.

        Other than trading portfolio                                             Market Value
                                                         -------------------------------------------------------
        (Dollars in thousands)
        Basis point change in interest rates                  -100              0           +100            +200
        --------------------------------------------------------------------------------------------------------
        Total market risk sensitive assets               $ 938,931        924,764        904,780         887,721

        Total market risk sensitive liabilities            863,127        850,521        840,114         834,814

        Off-balance sheet financial instruments                (73)             0             83             160
                                                         ---------        -------       --------        --------
        Net market risk                                  $  75,731         74,243         64,749          53,067
                                                         =========        =======       ========        ========
        Percentage change from current market value           2.00%          0.00%        (12.79)%        (28.52)%
                                                         =========        =======       ========        ========

The preceding table was prepared utilizing the following assumptions (the Model Assumptions) regarding prepayment and decay ratios that were determined by management based upon their review of historical prepayment speeds and future prepayment projections. Fixed rate loans were assumed to prepay at annual rates of between 19% to 55%, depending on the note rate and the period to maturity. Adjustable rate mortgages (ARMs) were assumed to prepay at annual rates of between 15% and 28%, depending on the note rate and the period to maturity. Growing Equity Mortgage loans were assumed to prepay at annual rates of between 26% and 47% depending on the note rate and the period to maturity. Mortgage-backed securities and Collateralized Mortgage Obligations (CMOs) were projected to have prepayments based upon the underlying collateral securing the instrument and the related cash flow priority of the CMO tranche owned. Certificate accounts were assumed not to be withdrawn until maturity. Passbook accounts were assumed to decay at an annual rate of 11.44% and money market accounts were assumed to decay at an annual rate of 12.67%. FHLB advances were projected to be called at the first call date where the projected interest rate on similar remaining term advances exceeded the interest rate on the callable advance.

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

ASSET/LIABILITY MANAGEMENT

The Company's management reviews the impact that changing interest rates will have on its net interest income projected for the twelve months following June 30, 2004 to determine if its current level of interest rate risk is acceptable. The following table projects the estimated annual impact on net interest income of immediate interest rate changes called rate shocks.

        Rate Shock             Net Interest           Percentage
        in Basis Points           Income                Change
        ---------------           ------                ------
              +200                39,151                13.55%
              +100                37,159                 7.78%
                 0                34,478                 0.00%
              -100                32,325                (6.24)%

The preceding table was prepared utilizing the Model Assumptions regarding prepayment and decay ratios which were determined by management based upon their review of historical prepayment speeds and future prepayment projections prepared by third parties.

Certain shortcomings are inherent in the method of analysis presented in the foregoing table. In the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the foregoing table. The ability of many borrowers to service their debt may decrease in the event of a substantial sustained increase in interest rates which could impact net interest income.

In an attempt to manage its exposure to changes in interest rates, management closely monitors interest rate risk. The Bank has an Asset/Liability Committee which meets frequently to discuss changes in the Bank's interest rate risk position and projected profitability. The Committee makes adjustments to the asset liability position of the Bank which is reviewed by the Board of Directors of the Bank. This Committee also reviews the Bank's portfolio, formulates investment strategies and oversees the timing and implementation of transactions to assure attainment of the Board's objectives in the most effective manner. In addition, the Board reviews on a quarterly basis the Bank's asset/liability position, including simulations of the effect on the Bank's capital of various interest rate scenarios.

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

To the extent consistent with its interest rate spread objectives, the Bank attempts to reduce its interest rate risk and has taken a number of steps to restructure its assets and liabilities. The Bank has primarily focused its fixed rate one-to-four family residential portfolio lending program on loans that are saleable to third parties and only places fixed rate loans that meet certain risk characteristics into its loan portfolio. The Bank does place into portfolio adjustable rate single-family loans that reprice over a one-year, three-year or five-year period. The Bank's commercial loan production has primarily been in adjustable rate loans and the fixed rate commercial loans placed in portfolio have been shorter-term loans, usually with maturities of five years or less, in order to lower the Company's interest rate risk exposure.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified insecurities and Exchange Commission rules and forms.

Changes in internal controls. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                               HMN FINANCIAL, INC.
                           PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

      None.

ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities. (a)-(d) Not applicable

                  (a) Total                           (c) Total Number of    (d) Maximum Number (or
                  Number of                           Shares (or Units)      Approximate Dollar Value) of
                  Shares (or     (b) Average          Purchased as Part of   Shares (or Units) that May Yet
                  Units)         Price Paid per       Publicly Announced     Be Purchased Under the Plans or
Period            Purchased      Share (or Unit)      Plans or Programs      Programs
-------------     ---------      ---------------      --------------------   -------------------------------
January 2004              0           $0.00                    0                         213,400
February 2004             0            0.00                    0                         350,000
March 2004           28,000           27.50               28,000                         322,000
April 2004           25,000           26.05               25,000                         297,000
May 2004             30,000           25.31               30,000                         267,000
June 2004                 0               0                    0                         267,000
                     ------          ------              -------
Total                83,000          $26.27               83,000
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

ITEM 4. Submission of Matters to a Vote of Security Holders.

      The Annual Meeting of Stockholders of the Company was held on April 27, 2004 at 10:00 a.m.

      The following is a record of the votes cast in the election of directors of the Company:

        Term expiring in 2007:

                                            For                       Withhold
                                            ---                       --------
         Michael J. Fogarty             4,103,989                     40,533
         Susan K. Kolling               4,044,001                     100,521
         Malcolm W. McDonald            4,033,744                     110,778

There were 0 broker non-votes and 0 abstentions for each of the directors. Accordingly the individuals named above were duly elected directors of the Company for terms to expire as stated above.

The following is a record of the votes cast in respect of the proposal to ratify the appointment of KPMG LLP as the Company's auditors for the fiscal year ending December 31, 2004.

                                     NUMBER             PERCENTAGE OF
                                    OF VOTES         VOTES ACTUALLY CAST
                                    --------         -------------------
          FOR                       4,098,822                98.89%

          AGAINST                      38,160                 0.92%

          ABSTAIN                       7,540                 0.18%

          BROKER NON-VOTE                   0                 0.00%

Accordingly, the proposal described above was declared to be duly adopted by the stockholders of the Company.

ITEM 5. Other Information.

      None.

ITEM 6. Exhibits and Reports on Form 8-K.

            (a)   Exhibits. See Index to Exhibits on page 26 of this report

            (b)   Reports on Form 8-K -

                        1) On April 28, 2004, HMN reported its financial results for its first fiscal quarter ended March 31, 2004.

                        2) On July 26, 2004, HMN reported its financial results for its second fiscal quarter ended June 30, 2004

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    HMN FINANCIAL, INC.
                                    Registrant


Date: August 10, 2004               By:   /s/ Michael McNeil
                                          Michael McNeil,
                                          President
                                          (Duly Authorized Officer and Principal
                                          Executive Officer)


Date: August 10, 2004               By:   /s/ Jon Eberle
                                          Jon Eberle,
                                          Chief Financial Officer
                                          (Principal Financial Officer)

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

       3.2         Amended and Restated By-laws                               *2               N/A

         4         Form of Common Stock                                       *3               N/A
                   Including indentures

        10         Form of Change in Control Agreement for                    10      Filed electronically
                   Executive Officers

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