Form 10-Q
period 2004-09-30
HMN FINANCIAL INC
filed 2004-11-09
CIK 921183

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended September 30, 2004

      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) FOR THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _________ to _________

                         Commission File Number 0-24100

                               HMN FINANCIAL, INC.
             (Exact name of Registrant as specified in its Charter)

           Delaware                                   41-1777397
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

 1016 Civic Center Drive N.W., Rochester, MN            55901
--------------------------------------------       ------------------
  (Address of principal executive offices)           (ZIP Code)

       Registrant's telephone number, including area code: (507) 535-1200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
      Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's common stock, as of the latest practicable date.

          Class                              Outstanding at October 26, 2004
-----------------------------            ---------------------------------------
Common stock, $0.01 par value                          4,436,864

                               HMN FINANCIAL, INC.
                                    CONTENTS

                                                                                                      Page
                                                                                                      ----
PART I - FINANCIAL INFORMATION

Item 1:   Financial Statements (unaudited)

          Consolidated Balance Sheets at September 30, 2004 and December 31, 2003                       3

          Consolidated Statements of Income for the Three Months Ended and Nine Months Ended
          September 30, 2004 and 2003                                                                   4

          Consolidated Statements of Comprehensive Income for the Three Months Ended and Nine
          Months Ended September 30, 2004 and 2003                                                      5

          Consolidated Statement of Stockholders' Equity for the Nine-Month Period Ended
          September 30, 2004                                                                            5

          Consolidated Statements of Cash Flows for the Nine Months Ended
          September 30, 2004 and 2003                                                                   6

          Notes to Consolidated Financial Statements                                                   7-14

Item 2:   Management's Discussion and Analysis of Financial Condition and Results of Operations       15-23

Item 3:   Quantitative and Qualitative Disclosures about Market Risk Discussion included in Item
          2 under Market Risk                                                                           21

Item 4:   Controls and Procedures                                                                       23

PART II - OTHER INFORMATION

Item 1:   Legal Proceedings                                                                             24

Item 2:   Unregistered Sales of Equity Securities and Use of Proceeds                                   24

Item 3:   Defaults Upon Senior Securities                                                               24

Item 4:   Submission of Matters to a Vote of Security Holders                                           24

Item 5:   Other Information                                                                             24

Item 6:   Exhibits                                                                                      24

Signatures                                                                                              25

PART I - FINANCIAL STATEMENTS
ITEM 1: FINANCIAL STATEMENTS

                      HMN FINANCIAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                  September 30,          December 31,
                                                                      2004                  2003
                                                                   (unaudited)
                                                                  -------------          -----------
                                 ASSETS
Cash and cash equivalents .................................       $  43,102,740           30,496,823
Securities available for sale:
   Mortgage-backed and related securities
    (amortized cost $10,073,233 and $13,707,005) ..........           9,392,905           13,048,718
    Other marketable securities
     (amortized cost $95,737,058 and $91,035,285) .........          95,404,115           91,615,047
                                                                  -------------          -----------
                                                                    104,797,020          104,663,765
                                                                  -------------          -----------
Loans held for sale .......................................           3,652,495            6,542,824
Loans receivable, net .....................................         766,062,706          688,951,199
Accrued interest receivable ...............................           3,927,166            3,462,221
Real estate, net ..........................................             424,142               73,271
Federal Home Loan Bank stock, at cost .....................           9,938,300           10,004,400
Mortgage servicing rights, net ............................           3,286,026            3,447,843
Premises and equipment, net ...............................          12,542,097           12,110,151
Investment in limited partnerships ........................             174,758              617,042
Goodwill ..................................................           3,800,938            3,800,938
Core deposit intangible ...................................             362,081              447,474
Prepaid expenses and other assets .........................           2,807,443            2,108,575
Deferred tax asset, net....................................             457,200                    0
                                                                  -------------          -----------
    Total assets ..........................................       $ 955,335,112          866,726,446
                                                                  =============          ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits ..................................................       $ 666,752,426          551,687,995
Federal Home Loan Bank advances ...........................         198,900,000          203,900,000
Accrued interest payable ..................................           1,264,402              766,837
Customer escrows ..........................................           1,343,056           22,457,671
Accrued expenses and other liabilities ....................           4,282,512            6,952,600
Deferred tax liabilities, net .............................                   0               26,300
                                                                  -------------          -----------
    Total liabilities .....................................         872,542,396          785,791,403
                                                                  -------------          -----------
Commitments and contingencies
Minority interest .........................................               1,614                3,986
Stockholders' equity:
    Serial preferred stock: ($.01 par value)
     authorized 500,000 shares; issued and outstanding none                   0                    0
    Common stock ($.01 par value):
     authorized 11,000,000; issued shares 9,128,662 .......              91,287               91,287
Additional paid-in capital ................................          57,746,116           57,863,726
Retained earnings, subject to certain restrictions ........          90,127,064           85,364,657
Accumulated other comprehensive loss ......................            (655,671)             (50,725)
Unearned employee stock ownership plan shares .............          (4,592,716)          (4,738,084)
Treasury stock, at cost 4,691,798 and 4,616,010 shares ....         (59,924,978)         (57,599,804)
                                                                  -------------          -----------
    Total stockholders' equity ............................          82,791,102           80,931,057
                                                                  -------------          -----------
Total liabilities and stockholders' equity ................       $ 955,335,112          866,726,446
                                                                  =============          ===========

See accompanying notes to consolidated financial statements.

                      HMN FINANCIAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                        Three Months Ended                       Nine Months Ended
                                                           September 30,                             September 30,
                                                     2004                  2003                2004                2003
                                                  ------------          ----------          ----------          ----------
Interest income:
     Loans receivable .....................       $ 12,242,408          10,744,663          35,220,089          30,628,304
     Securities available for sale:
         Mortgage-backed and related ......             81,341              72,646             292,633             175,405
         Other marketable .................            730,727             591,292           2,180,525           1,843,359
     Cash equivalents .....................             40,410              12,762             160,750              98,659
     Other ................................             61,196              86,196             139,016             268,880
                                                  ------------          ----------          ----------          ----------
         Total interest income ............         13,156,082          11,507,559          37,939,013          33,014,607
                                                  ------------          ----------          ----------          ----------

Interest expense:
     Deposits .............................          3,190,799           2,474,680           9,015,152           7,438,497
     Federal Home Loan Bank advances ......          2,195,801           2,590,574           6,550,436           7,684,876
                                                  ------------          ----------          ----------          ----------
        Total interest expense ............          5,386,600           5,065,254          15,565,588          15,123,373
                                                  ------------          ----------          ----------          ----------
        Net interest income ...............          7,769,482           6,442,305          22,373,425          17,891,234
Provision for loan losses .................            775,000             545,000           2,041,000           1,900,000
                                                  ------------          ----------          ----------          ----------
        Net interest income after provision
         for loan losses ..................          6,994,482           5,897,305          20,332,425          15,991,234
                                                  ------------          ----------          ----------          ----------

Non-interest income:
     Fees and service charges .............            741,704             625,419           2,014,905           1,612,595
     Mortgage servicing fees ..............            291,709             261,198             869,789             716,503
     Securities gains, net ................              2,451             417,443               3,812           1,233,229
     Gain on sales of loans ...............            349,214           1,601,047           1,268,445           4,592,837
     Earnings (losses) in limited
       partnerships .......................             (6,500)             10,153             (19,617)           (313,161)
     Other ................................            210,155             179,112             667,952             514,906
                                                  ------------          ----------          ----------          ----------
        Total non-interest income .........          1,588,733           3,094,372           4,805,286           8,356,909
                                                  ------------          ----------          ----------          ----------

Non-interest expense:
     Compensation and benefits ............          2,430,026           2,085,383           7,540,268           6,392,457
     Occupancy ............................            914,382             805,890           2,670,154           2,399,207
     Deposit insurance premiums ...........             23,600              18,047              70,099              54,838
     Advertising ..........................            116,195              92,161             291,591             278,013
     Data processing ......................            233,254             310,614             652,540             871,660
     Amortization of mortgage servicing
       rights, net of valuation adjustments
       and servicing costs ................            239,806            (193,287)            795,439           1,705,344
     Other ................................            923,135           1,211,288           2,783,471           3,022,975
                                                  ------------          ----------          ----------          ----------
        Total non-interest expense ........          4,880,398           4,330,096          14,803,562          14,724,494
                                                  ------------          ----------          ----------          ----------
        Income before income tax expense ..          3,702,817           4,661,581          10,334,149           9,623,649
Income tax expense ........................          1,152,700           1,621,300           3,168,700           3,163,600
                                                  ------------          ----------          ----------          ----------
        Income before minority interest ...          2,550,117           3,040,281           7,165,449           6,460,049
Minority interest .........................                (84)                  0              (2,372)                  0
                                                  ------------          ----------          ----------          ----------
        Net income ........................       $  2,550,201           3,040,281           7,167,821           6,460,049
                                                  ============          ==========          ==========          ==========
Basic earnings per share ..................       $       0.66                0.79                1.85                1.71
                                                  ============          ==========          ==========          ==========
Diluted earnings per share ................       $       0.64                0.76                1.77                1.63
                                                  ============          ==========          ==========          ==========

See accompanying notes to consolidated financial statements.

                      HMN FINANCIAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (unaudited)

                                                                      Three Months Ended September 30,
                                                                2004                                      2003
                                                   ----------------------------                ----------------------------
Net income                                         $                  2,550,201                                   3,040,281
Other comprehensive income, net of tax:
   Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising
    during period                                      367,452                                 (598,636)
   Less: reclassification adjustment for
     gains included in net income                        1,550                                  270,043
                                                   -----------                                 --------
   Net unrealized gains (losses) on securities                          365,902                                    (868,679)
                                                                      ---------                                   ---------
Comprehensive income                               $                  2,916,103                                   2,171,602
                                                                      =========                                   =========

                                                                      Nine Months Ended September 30,
                                                                2004                                      2003
                                                   ----------------------------                ----------------------------
Net income                                         $                  7,167,821                                   6,460,049
Other comprehensive income, net of tax:
   Unrealized losses on securities:
   Unrealized holding losses arising during
     period                                           (602,434)                                (479,029)
   Less: reclassification adjustment for
     gains included in net income                        2,512                                  797,629
                                                   -----------                                 --------
   Net unrealized losses on securities                                 (604,946)                                 (1,276,658)
                                                                      ---------                                  ----------
Comprehensive income                               $                  6,562,875                                   5,183,391
                                                                      =========                                  ==========

See accompanying notes to consolidated financial statements.

                      HMN FINANCIAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2004
                                   (unaudited)

                                                                                          Unearned
                                                                                          Employee
                                                                           Accumulated     Stock                        Total
                                               Additional                     Other      Ownership                      Stock-
                                   Common       Paid-in       Retained    Comprehensive     Plan        Treasury       Holders'
                                   Stock        Capital       Earnings       Income        Shares        Stock          Equity
                                  ----------------------------------------------------------------------------------------------
Balance, December 31, 2003        $  91,287    57,863,726    85,364,657       (50,725)   (4,738,084)  (57,599,804)    80,931,057
  Net income                                                  7,167,821                                                7,167,821
  Other comprehensive loss                                                   (604,946)                                  (604,946)
  Treasury stock purchases                                                                             (2,706,550)    (2,706,550)
  Employee stock options
    exercised                                    (353,742)                                                381,376         27,634
  Tax benefits of exercised
    stock options                                  19,548                                                                 19,548
  Dividends paid                                             (2,405,414)                                              (2,405,414)
  Earned employee stock
    ownership plan shares                         216,584                                   145,368                      361,952
                                  ----------------------------------------------------------------------------------------------
Balance, September 30, 2004       $  91,287    57,746,116    90,127,064      (655,671)   (4,592,716)  (59,924,978)    82,791,102
                                  ==============================================================================================

See accompanying notes to consolidated financial statements.

                      HMN FINANCIAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                Nine Months Ended
                                                                                                  September 30,
                                                                                       ----------------------------------
                                                                                            2004                 2003
                                                                                       ----------------------------------
Cash flows from operating activities:
   Net income ..................................................................       $   7,167,821            6,460,049
   Adjustments to reconcile net income to cash provided by operating activities:
     Provision for loan losses .................................................           2,041,000            1,900,000
     Depreciation ..............................................................           1,179,006            1,178,607
     Amortization of (discounts) premiums, net .................................            (206,102)             572,084
     Amortization of deferred loan fees ........................................            (826,890)            (390,407)
     Amortization of core deposit intangible ...................................              85,393               84,729
     Amortization of mortgage servicing rights and net valuation and servicing
       costs ...................................................................             795,439            1,705,343
     Capitalized mortgage servicing rights .....................................            (633,622)          (2,138,477)
     Deferred income taxes .....................................................            (153,700)                   0
     Securities gains, net .....................................................              (3,812)          (1,233,229)
     Gains on sales of premises ................................................                   0             (175,883)
     Losses on sales of real estate ............................................              25,773              105,418
     Gains on sales of loans ...................................................          (1,268,445)          (4,592,837)
     Proceeds from sales of real estate ........................................             422,316              423,295
     Proceeds from sales of loans held for sale ................................          69,813,836          251,287,444
     Disbursements on loans held for sale ......................................         (65,639,383)        (245,789,157)
     Principal collected on loans held for sale ................................                   0               11,521
     Amortization of unearned ESOP shares ......................................             145,368              145,011
     Earned employee stock ownership shares priced above original cost .........             216,584              121,270
     Increase in accrued interest receivable ...................................            (464,945)            (524,434)
     Increase (decrease) in accrued interest payable ...........................             497,565             (420,706)
     Equity losses of limited partnerships .....................................              19,617              313,161
     Equity losses of minority interest ........................................              (2,372)                   0
     Decrease (increase) in other assets .......................................            (708,976)             744,474
     Decrease in other liabilities .............................................          (2,656,110)            (154,792)
     Other, net ................................................................             (16,465)             170,909
                                                                                       -------------         ------------
      Net cash provided by operating activities ................................           9,828,896            9,803,393
                                                                                       -------------         ------------
Cash flows from investing activities:
   Proceeds from sales of securities available for sale ........................          15,129,325           40,326,825
   Principal collected on securities available for sale ........................           3,754,368           27,772,873
   Proceeds collected on securities available for sale .........................                   0           10,000,000
   Purchases of securities available for sale ..................................         (19,955,262)         (46,491,697)
   Redemption of interest in limited partnership ...............................             422,474                    0
   Purchase of Federal Home Loan Bank stock ....................................          (1,198,000)            (373,800)
   Redemption of Federal Home Loan Bank stock ..................................           1,264,100            1,119,700
   Net increase in loans receivable ............................................         (79,141,416)        (117,617,414)
   Proceeds from sale of premises ..............................................                   0              291,117
   Purchases of premises and equipment .........................................          (1,619,864)            (790,012)
                                                                                       -------------         ------------
      Net cash used by investing activities ....................................         (81,344,275)         (85,762,408)
                                                                                       -------------         ------------
Cash flows from financing activities:
   Increase in deposits ........................................................         115,320,241           57,162,876
   Purchase of treasury stock ..................................................          (2,706,550)          (1,384,560)
   Stock options exercised .....................................................              27,634            1,153,364
   Dividends to stockholders ...................................................          (2,405,414)          (2,132,464)
   Proceeds from Federal Home Loan Bank advances ...............................          34,400,000          131,000,000
   Repayment of Federal Home Loan Bank advances ................................         (39,400,000)        (120,000,000)
   Increase (decrease) in customer escrows .....................................         (21,114,615)             285,739
                                                                                       -------------         ------------
      Net cash provided by financing activities ................................          84,121,296           66,084,955
                                                                                       -------------         ------------
      Increase (decrease) in cash and cash equivalents .........................          12,605,917           (9,874,060)
Cash and cash equivalents, beginning of period .................................          30,496,823           27,729,007
                                                                                       -------------         ------------
Cash and cash equivalents, end of period .......................................       $  43,102,740           17,854,947
                                                                                       =============         ============
Supplemental cash flow disclosures:
   Cash paid for interest ......................................................       $  15,068,023           15,544,079
   Cash paid for income taxes ..................................................           5,671,500            2,141,000
Supplemental noncash flow disclosures:
   Loans transferred to loans held for sale ....................................                   0            3,741,477
   Transfer of loans to real estate ............................................             773,799              575,606
   Transfer of real estate to loans ............................................                   0               16,533

See accompanying notes to consolidated financial statements.

                      HMN FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

                           September 30, 2004 and 2003

(1) HMN FINANCIAL, INC.

HMN Financial, Inc. (HMN or the Company) is a stock savings bank holding company that owns 100 percent of Home Federal Savings Bank (the Bank or Home Federal). Home Federal has a community banking philosophy and operates retail banking and loan production facilities in Minnesota and Iowa. The Bank has two wholly owned subsidiaries, Osterud Insurance Agency, Inc. (OAI) which offers financial planning products and services and Home Federal Holding, Inc. (HFH) which is the holding company for Home Federal REIT, Inc. (HFREIT) which invests in real estate loans acquired from the Bank. HMN has another wholly owned subsidiary, Security Finance Corporation (SFC) which acts as an intermediary for the Bank in transacting like-kind property exchanges for Bank customers. The Bank has an 80% owned subsidiary, Federal Title Services, LLC. (FTS), which performed mortgage title services for Bank customers. FTS stopped accepting title orders in the third quarter of 2004 and is in the process of completing the title orders received prior to the termination of its operations. The Bank had a 51% owned subsidiary, Home Federal Mortgage Services, LLC (HFMS), that was a mortgage banking and mortgage brokerage business. HFMS liquidated its assets in 2003 and was dissolved in the first quarter of 2004.

The consolidated financial statements included herein are for HMN, SFC, the Bank and the Bank's consolidated entities, OAI, HFMS, HFH, HFREIT and FTS. All significant intercompany accounts and transactions have been eliminated in consolidation.

(2) BASIS OF PREPARATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of comprehensive income, consolidated statements of stockholders' equity and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all normal recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The statements of income for the three-month and nine-month periods ended September 30, 2004 are not necessarily indicative of the results which may be expected for the entire year.

Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform with the current period presentation.

(3) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company has commitments outstanding to extend credit to future borrowers or to purchase loans that had not closed prior to the end of the quarter which it intends to sell. These commitments are referred to as its mortgage pipeline. As commitments to originate or purchase loans enter the mortgage pipeline, the Company generally enters into commitments to sell the mortgage loans into the secondary market. The commitments to originate, purchase or sell loans are derivatives. As a result of marking the mortgage pipeline and the related commitments to sell to market for the period ended September 30, 2004, the Company recorded a decrease in other assets of $10,108, a decrease in other liabilities of $8,917, and a net loss in gains or losses on sale of loans of $1,191.

The current commitments to sell loans held for sale are derivatives that are marked to market. The loans held for sale that are not hedged are recorded at the lower of cost or market. As a result of marking these loans to market, the Company recorded a lower of cost or market adjustment of $1,300, an increase in other liabilities of $14,487, and a net loss in gains or losses on sale of loans of $13,187.

(4) COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity during a period from transactions and other events from nonowner sources. Comprehensive income is the total of net income and other comprehensive income, which for the Company is comprised of unrealized gains and losses on securities available for sale.

The gross unrealized holding gain on securities for the third quarter of 2004 was $568,000, the income tax expense would have been $201,000 and therefore, the net gain was $367,000. The gross reclassification adjustment for the third quarter of 2004 was $2,500, the income tax expense would have been $900 and therefore, the net gain was $1,600. The gross unrealized holding losses on securities for the third quarter of 2003 was $926,000, the income tax benefit would have been $327,000 and therefore, the net loss was $599,000. The gross reclassification adjustment in the third quarter of 2003 was $417,000, the income tax expense would have been $147,000 and therefore, the net gain was $270,000.

The gross unrealized holding losses on securities for the nine-month period ended September 30, 2004 was $931,000, the income tax benefit would have been $329,000 and therefore, the net loss was $602,000. The gross reclassification adjustment in the nine-month period ended September 30, 2004 was $3,800, the income tax expense would have been $1,300 and therefore, the net reclassification adjustment was $2,500. The gross unrealized holding losses on securities for the nine-month period ended September 30, 2003 was $742,000, the income tax benefit would have been $263,000 and therefore, the net loss was $479,000. The gross reclassification adjustment in the nine-month period ended September 30, 2003 was $1,233,000, the income tax expense would have been $435,000 and therefore, the net reclassification adjustment was $798,000.

(5) INVESTMENT IN LIMITED PARTNERSHIPS

Investments in limited partnerships were as follows:

                                              September 30,     December 31,
Primary partnership activity                      2004             2003
                                              -------------     ------------
Common stock of financial institutions          $      0          421,671
                                                 174,758          195,371
                                                --------          -------
Low to moderate income housing                  $174,758          617,042
                                                ========          =======

During the third quarter of 2004 the Company recognized $6,500 of losses on low-income housing partnerships. The Company's investment in a limited partnership that invested in the common stock of financial institutions was liquidated effective December 31, 2003. During 2004 the Company anticipates receiving low income housing credits totaling $84,000 of which $21,000 will be credited to current income tax benefits. During the third quarter of 2003 the Company's proportionate gains from common stock investments in financial institutions was $16,653 and it recognized $6,500 of losses on low income housing partnerships. During 2003 the Company received low income housing credits totaling $84,000, of which $21,000 were credited to current income tax benefits.

During the nine-month period ended September 30, 2004, the Company recognized $20,420 of losses on the low income housing partnerships. During 2004 the Company anticipates receiving low income housing credits totaling $84,000, of which $63,000 was credited to current income tax benefits. During the nine-month period ended September 30, 2003, the Company's proportionate loss from a mortgage servicing partnership was $349,577, its proportionate share of gains from the common stock investments in financial institutions was $55,916 and it recognized $19,500 of losses on the low income housing partnerships. During 2003 the Company received low income housing credits totaling $84,000, of which $63,000 were credited to current income tax benefits. The Company's investment in the limited partnership that invested in mortgage servicing rights was written down to zero and dissolved in the second quarter of 2003.

(6) SECURITIES AVAILABLE FOR SALE

The following table shows the gross unrealized losses and fair value for the securities available for sale portfolio, aggregated by investment category and length of time that individual securities have been in a continuous loss position, at September 30, 2004. The Company has reviewed these securities and has concluded that the unrealized losses are temporary and no other-than-temporary impairment has occurred at September 30, 2004.

                                             Less than twelve months        Twelve months or more               Total
                                            --------------------------     -----------------------     ------------------------
                                                            Unrealized                  Unrealized                   Unrealized
(Dollars in thousands)                      Fair Value        Losses       Fair Value     Losses       Fair Value      Losses
                                            ----------      ----------     ----------   ----------     ----------    ----------
Mortgage backed securities:
    Collateralized mortgage obligations       $     0             0          7,511          (723)         7,511          (723)
Other marketable securities:
    U.S. Agencies                              45,387          (127)             0             0         45,387          (127)
    Corporate equity                                0             0          3,094          (406)         3,094          (406)
                                              -------          ----         ------        ------         ------        ------
Total temporarily impaired securities         $45,387          (127)        10,605        (1,129)        55,992        (1,256)
                                              =======          ====         ======        ======         ======        ======

(7) INVESTMENT IN MORTGAGE SERVICING RIGHTS

A summary of mortgage servicing activity is as follows:

                                             Nine Months ended   Twelve Months ended    Nine Months ended
                                              Sept. 30, 2004        Dec. 31, 2003        Sept. 30, 2003
                                             -----------------   -------------------    -----------------
Mortgage servicing rights
  Balance, beginning of period .............    $ 3,447,843            2,701,031            2,701,031
  Originations .............................        633,622            2,522,231            2,138,477
  Amortization .............................       (795,439)          (1,775,419)          (1,498,426)
                                                -----------           ----------           ----------
  Balance, end of period ...................      3,286,026            3,447,843            3,341,082
                                                -----------           ----------           ----------
Valuation reserve
  Balance, beginning of period .............              0              (10,000)             (10,000)
  Additions ................................              0             (800,000)            (800,000)
  Reductions ...............................              0              810,000              810,000
                                                -----------           ----------           ----------
  Balance, end of period ...................              0                    0                    0
                                                -----------           ----------           ----------
  Mortgage servicing rights, net ...........    $ 3,286,026            3,447,843            3,341,082
                                                ===========           ==========           ==========
  Fair value of mortgage servicing rights...    $ 4,519,308            4,316,251            4,199,323
                                                ===========           ==========           ==========

Mortgage servicing costs, which does not include professional services for valuing mortgage servicing rights, were $0 at September 30, 2004, and $216,917 for the nine and twelve months ended in September and December of 2003.

All of the loans being serviced were single-family loans serviced for FNMA under the mortgage-backed security program or the individual loan sale program. The following is a summary of the risk characteristics of the loans being serviced at September 30, 2004.

                                                                Weighted            Weighted
                                            Loan                 Average             Average
                                         Principal              Interest            Remaining          Number
                                          Balance                 Rate                Term            of Loans
                                       ------------             --------            ---------         --------
Original term 30 year fixed rate       $205,991,045               5.94%                343              1,830
Original term 15 year fixed rate        241,785,878               5.30%                162              2,913
Seven year balloon                          120,458               5.75%                 52                  1
Adjustable rate                           8,893,571               4.98%                336                 79

(8) INTANGIBLE ASSETS

The gross carrying amount of intangible assets and the associated accumulated amortization at September 30, 2004 is presented in the table below. Amortization expense for intangible assets was $880,832 for the nine-month period ended September 30, 2004.

                                       Gross                            Unamortized
                                      Carrying       Accumulated        Intangible
                                       Amount        Amortization         Assets
                                     ----------      ------------       -----------
Amortized intangible assets:
     Mortgage servicing rights       $4,493,609       (1,207,583)        3,286,026
     Core deposit intangible          1,567,000       (1,204,919)          362,081
                                     ----------       -----------        ----------
         Total                       $6,060,609       (2,412,502)        3,648,107
                                     ==========       ==========         =========

The following table indicates the estimated future amortization expense for amortized intangible assets:

                                    Mortgage                Core
                                   Servicing               Deposit
                                    Rights                Intangible             Total
                                  ----------              ----------            -------
Year ended December 31,
2004                              $ 133,933                  28,464             162,397
2005                                490,981                 113,857             604,838
2006                                426,021                 113,857             539,878
2007                                369,061                 105,903             474,964
2008                                319,151                       0             319,151
                                  ----------              ----------            -------

Projections of amortization are based on existing asset balances and the existing interest rate environment as of September 30, 2004. The Company's actual experience may be significantly different depending upon changes in mortgage interest rates and other market conditions.

(9) EARNINGS PER SHARE

The following table reconciles the weighted average shares outstanding and the income available to common shareholders used for basic and diluted EPS:

                                                           Three months ended September 30,   Nine months ended September 30,
                                                                2004             2003             2004             2003
                                                           ------------        ------------   -----------        ------------
Weighted average number of common shares outstanding
   used in basic earnings per common share calculation        3,850,535        3,846,210        3,878,524        3,787,494

Net dilutive effect of options                                  147,823          160,141          167,524          166,797
                                                             ----------        ---------        ---------        ---------
Weighted average number of shares outstanding
   adjusted for effect of dilutive securities                 3,998,358        4,006,351        4,046,048        3,954,291
                                                             ==========        =========        =========        =========

Income available to common shareholders                      $2,550,201        3,040,281        7,167,821        6,460,049
Basic earnings per common share                              $     0.66             0.79             1.85             1.71
Diluted earnings per common share                            $     0.64             0.76             1.77             1.63

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

Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Tier I or Core capital and Risk-based capital (as defined in the regulations) to total assets (as defined). Management believes, as of September 30, 2004, that the Bank meets all capital adequacy requirements to which it is subject.

Management believes that based upon the Bank's capital calculations at September 30, 2004 and other conditions consistent with the Prompt Corrective Actions Provisions of the OTS regulations, the Bank would be categorized as well capitalized.

On September 30, 2004 the Bank's tangible assets and adjusted total assets were $948.6 million and its risk-weighted assets were $768.3 million. The following table presents the Bank's capital amounts and ratios at September 30, 2004 for actual capital, required capital and excess capital including ratios required to qualify as a well capitalized institution under the Prompt Corrective Actions regulations.

                                                                        Required to be                       To Be Well Capitalized
                                                                          Adequately                         Under Prompt Corrective
                                                      Actual             Capitalized        Excess Capital    Actions Provisions
                                                --------------------  ------------------  ------------------ -----------------------
                                                          Percent of          Percent of          Percent of           Percent of
               (in thousands)                    Amount   Assets(1)   Amount  Assets (1)  Amount   Assets(1)   Amount   Assets(1)
                                                --------  ----------  ------  ----------  ------  ----------   ------  ----------
Bank stockholder's equity....................   $ 77,966
Plus:
  Net unrealized loss on certain securities
     available for sale......................        393

Less:
  Goodwill and other intangibles.............     (4,163)
  Excess mortgage servicing rights...........        (70)
                                                --------
Tier I or core capital                            74,126
                                                --------
  Tier I capital to adjusted total assets....                7.81%    $37,944    4.00%    $36,182    3.81%   $47,430     5.00%
Tier I capital to risk-weighted assets.......                9.65%    $30,732    4.00%    $43,394    5.65%   $46,098     6.00%

Plus:
 Allowable allowance for loan losses.........      7,589
                                                --------
Risk-based capital...........................   $ 81,715              $61,464             $20,251            $76,830
                                                ========
Risk-based capital to risk- weighted assets..               10.64%               8.00%               2.64%              10.00%

(1) Based upon the Bank's adjusted total assets for the purpose of the tangible and core capital ratios and risk-weighted assets for the purpose of the risk-based capital ratio.

The tangible capital of the Bank was in excess of the minimum 2% required at September 30, 2004 but is not reflected in the table above.

(11) COMMITMENTS AND CONTINGENCIES

The Bank entered into two guaranty agreements with third parties in order for HFMS to secure loan purchase agreements. Under the agreements, the Bank guarantees to satisfy and discharge all obligations of HFMS arising from transactions entered into between HFMS and the third parties if HFMS fails to fulfill their obligations. The agreements are in effect until the obligations of HFMS are fully satisfied and the Bank's guaranty is limited to a combined maximum of $3 million. No liability has been recorded in the consolidated financial statements of the Company for these guarantees and the Company is not aware of any outstanding obligations of HFMS to either of the third parties with whom a guarantee exists. There is the possibility that the Bank would be required to purchase loans that were previously sold to the third parties by HFMS if the loans did not meet the requirements in the loan purchase agreements. If this were to occur, the proceeds from the subsequent sale of these loans would enable the Bank to recover a portion of the amounts paid under the guaranty.

The Bank issued standby letters of credit which guarantee the performance of customers to third parties. The outstanding standby letters of credit expire over the next 2.7 years and totaled approximately $8.5 million at September 30, 2004. The letters of credit were collateralized primarily with commercial real estate mortgages. Since the conditions under which the Bank is required to fund the standby letters of credit may not materialize, the cash requirements are expected to be less than the total outstanding commitments.

(12) STOCK-BASED COMPENSATION

Effective January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation. The Company elected to continue using the accounting methods prescribed by Accounting Principles Board (APB) Opinion No. 25 and related interpretations which measure compensation cost using the intrinsic value method. Had compensation cost for the Company's stock-based plan been determined in accordance with the fair value method recommended by SFAS No. 123, the Company's net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

                                                Quarter Ended        Quarter Ended       Nine Months Ended     Nine Months Ended
                                              September 30, 2004   September 30, 2003    September 30, 2004    September 30, 2003
                                              ------------------   ------------------    ------------------    ------------------
Net income:

  As reported..............................       $2,550,201           3,040,281             7,167,821              6,460,049
    Deduct:  Total stock-based employee
    compensation expense determined under
    fair value based method for all awards,
    net of related tax effects.............           11,371              10,128                28,432                 30,383
                                                  ----------           ---------             ---------              ---------
  Pro forma................................        2,538,830           3,030,153             7,139,389              6,429,666

Earnings per
 Common share:
 As reported:
  Basic....................................       $     0.66                0.79                  1.85                   1.71
  Diluted..................................             0.64                0.76                  1.77                   1.63

 Pro forma:
  Basic ...................................             0.66                0.79                  1.84                   1.70
  Diluted..................................             0.63                0.76                  1.76                   1.63

(13) BUSINESS SEGMENTS

The Bank has been identified as a reportable operating segment in accordance with the provisions of SFAS No. 131. SFC and HMN, the holding company, did not meet the quantitative thresholds for a reportable segment and therefore are included in the "Other" category.

The Company evaluates performance and allocates resources based on the segment's net income, return on average assets and return on average equity. Each corporation is managed separately with its own officers and board of directors.

The following table sets forth certain information about the reconciliations of reported net income and assets for each of the Company's reportable segments.

                                                        Home Federal                                     Consolidated
(Dollars in thousands)                                  Savings Bank       Other        Eliminations        Total
                                                        ------------      ------        ------------     ------------
AT OR FOR THE QUARTER ENDED SEPTEMBER 30, 2004:

  Interest income - external customers ..............     $13,146             10                0           13,156
  Non-interest income - external customers ..........       1,596              0                0            1,596
  Loss on limited partnerships ......................          (7)             0                0               (7)
  Intersegment interest income ......................           0              3               (3)               0
  Intersegment non-interest income ..................          32          2,592           (2,624)               0
  Interest expense ..................................       5,390              0               (3)           5,387
  Amortization of mortgage servicing rights,
     net valuation adjustments, and servicing costs..         240              0                0              240
  Other non-interest expense ........................       4,502            170              (32)           4,640
  Income tax expense (benefit) ......................       1,266           (113)               0            1,153
  Net income ........................................       2,594          2,548           (2,592)           2,550
  Goodwill ..........................................       3,801              0                0            3,801
  Total assets ......................................     950,179         83,381          (78,225)         955,335
  Net interest margin ...............................        3.47             NM               NM             3.47
  Return on average assets ..........................        1.12             NM               NM             1.09
  Return on average realized common equity ..........       13.39             NM               NM            12.02

AT OR FOR THE QUARTER ENDED SEPTEMBER 30, 2003:

  Interest income - external customers ..............     $11,477             31                0           11,508
  Non-interest income - external customers ..........       2,949            134                0            3,083
  Earnings (loss) on limited partnerships ...........          (6)            16                0               10
  Intersegment interest income ......................           0              4               (4)               0
  Intersegment non-interest income ..................         161          2,967           (3,128)               0
  Interest expense ..................................       5,069              0               (4)           5,065
  Amortization of mortgage servicing rights,
    net valuation adjustments, and servicing costs ..        (113)             0              (80)            (193)
  Other non-interest expense ........................       4,456            147              (80)           4,523
  Income tax expense (benefit) ......................       1,654            (33)               0            1,621
  Net income ........................................       2,968          3,040           (2,968)           3,040
  Goodwill ..........................................       3,801              0                0            3,801
  Total assets ......................................     806,254         79,674          (78,885)         807,043
  Net interest margin ...............................        3.41             NM               NM             3.41
  Return on average assets ..........................        1.51             NM               NM             1.53
  Return on average realized common equity ..........       16.67             NM               NM            15.12

  NM - Not meaningful

                                                        Home Federal                                     Consolidated
(Dollars in thousands)                                  Savings Bank       Other        Eliminations        Total
                                                        ------------      ------        ------------     ------------
AT OR FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004:

  Interest income - external customers ............        $  37,905          34                 0            37,939
  Non-interest income - external customers ........            4,825           0                 0             4,825
  Earnings (loss) on limited partnerships .........              (21)          1                 0               (20)
  Intersegment interest income ....................                0          12               (12)                0
  Intersegment non-interest income ................              140       7,288            (7,428)                0
  Interest expense ................................           15,578           0               (12)           15,566
  Amortization of mortgage servicing rights, net
     valuation adjustments, and servicing costs ...              795           0                 0               795
  Other non-interest expense ......................           13,657         491              (140)           14,008
  Income tax expense (benefit) ....................            3,489        (320)                0             3,169
  Minority interest ...............................               (2)          0                 0                (2)
  Net income ......................................            7,292       7,164            (7,288)            7,168
  Goodwill ........................................            3,801           0                 0             3,801
  Total assets ....................................          950,179      83,381           (78,225)          955,335
  Net interest margin .............................             3.47          NM                NM              3.46
  Return on average assets ........................             1.07          NM                NM              1.06
  Return on average realized common equity ........            12.86          NM                NM             11.44

AT OR FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003:

  Interest income - external customers ............        $  32,887         128                 0            33,015
  Non-interest income - external customers ........            8,369         301                 0             8,670
  Earnings (loss) on limited partnerships .........             (369)         56                 0              (313)
  Intersegment interest income ....................               28          26               (54)                0
  Intersegment non-interest income ................              669       6,256            (6,925)                0
  Intersegment loan loss provision ................              200           0              (200)                0
  Interest expense ................................           15,177           0               (54)           15,123
  Amortization of mortgage servicing rights, net
    valuation adjustments, and servicing costs ....            1,925           3              (223)            1,705
  Other non-interest expense ......................           12,853         412              (246)           13,019
  Income tax expense (benefit) ....................            3,269        (105)                0             3,164
  Net income ......................................            6,260       6,457            (6,257)            6,460
  Goodwill ........................................            3,801           0                 0             3,801
  Total assets ....................................          806,254      79,674           (78,885)          807,043
  Net interest margin .............................             3.27          NM                NM              3.29
  Return on average assets ........................             1.10          NM                NM              1.13
  Return on average realized common equity ........            12.05          NM                NM             10.99

NM - Not meaningful

                               HMN FINANCIAL, INC.

ITEM 2:               MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

This quarterly report and other reports filed with the Securities and Exchange Commission may contain "forward-looking" statements that deal with future results, plans or performance. In addition, the Company's management may make such statements orally to the media, or to securities analysts, investors or others. Forward-looking statements deal with matters that do not relate strictly to historical facts. The Company's future results may differ materially from historical performance and forward-looking statements about the Company's expected financial results or other plans are subject to a number of risks and uncertainties. These include but are not limited to possible legislative changes and adverse economic, business and competitive developments such as shrinking interest margins; deposit outflows; reduced demand for financial services and loan products; changes in accounting policies and guidelines, or monetary and fiscal policies of the federal government or tax laws; changes in credit and other risks posed by the Company's loan and investment portfolios; technological, computer-related or operational difficulties; adverse changes in securities markets; results of litigation or other significant uncertainties.

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

The earnings of financial institutions, such as the Bank, are significantly affected by prevailing economic and competitive conditions, particularly changes in interest rates, government monetary and fiscal policies, and regulations of various regulatory authorities. Lending activities are influenced by the demand for and supply of single family and commercial properties, competition among lenders, the level of interest rates and the availability of funds. Mortgage loan activity was significantly less in the first nine months of 2004 than it was during the same period in 2003 due to increases in mortgage interest rates, and we expect this trend to continue. Deposit flows and costs of deposits are influenced by prevailing market rates of interest on competing investments, account maturities and the levels of personal income and savings. The interest rates charged by the FHLB on advances to the Bank also have a significant impact on the Bank's overall cost of funds.

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

NET INCOME

The Company's net income was $2.6 million for the third quarter of 2004, down $490,000, or 16.1%, from net income of $3.0 million for the third quarter of 2003. Basic earnings per share for the third quarter of 2004 were $0.66, down $0.13, or 16.5%, from $0.79 for the same quarter of 2003. Diluted earnings per common share for the third quarter of 2004 were $0.64, down $0.12, or 15.8%, from $0.76 for the third quarter of 2003.

Net income was $7.2 million for the nine-month period ended September 30, 2004, an increase of $708,000, or 11.0%, compared to $6.5 million for the nine-month period ended September 30, 2003. Basic earnings per share were $1.85 for the nine-months ended September 30, 2004, an increase of $0.14, or 8.2%, from $1.71 for the same nine-month period of 2003. Diluted earnings per common share for the nine-month period in 2004 were $1.77, up $0.14, or 8.6%, from $1.63 for the same nine-month period in 2003.

NET INTEREST INCOME

Net interest income was $7.8 million for the third quarter of 2004, an increase of $1.3 million, or 20.6%, compared to $6.4 million for the third quarter of 2003. Interest income was $13.1 million for the third quarter of 2004, an increase of $1.6 million, or 14.3%, from $11.5 million for the same period in 2003. Interest income increased primarily because of an increase in interest-earning assets and because of a change in the mix of assets between the periods. The increase in interest-earning assets was caused primarily by the $131 million increase in commercial and consumer loans between the periods. The increase in interest income on commercial and consumer loans was partially offset by lower income in the single-family loan portfolio due to a decrease in the outstanding balance and lower interest rates of this portfolio in the third quarter of 2004 when compared to the same period in 2003. The yield earned on interest-earning assets was 5.87% for the third quarter of 2004, a decrease of 23 basis points from the 6.10% yield for the third quarter of 2003.

Interest expense was $5.4 million for the third quarter of 2004, an increase of $321,000, or 6.3%, compared to $5.1 million for the third quarter of 2003. Interest expense increased primarily because of the $177 million in deposit growth that was experienced between the periods. The increase in interest expense caused by the increased deposits was partially offset by a decrease in the average interest rate paid on deposits. The decrease in the average rate was primarily the result of the $96 million in growth that was experienced in checking and money market accounts, which generally have lower interest rates than other deposit accounts. The average interest rate paid on interest-bearing liabilities was 2.53% for the third quarter of 2004, a decrease of 34 basis points from the 2.87% paid for the third quarter of 2003.

Net interest margin (net interest income divided by average interest earning assets) for the third quarter of 2004 was 3.47%, an increase of 6 basis points, compared to 3.41% for the third quarter of 2003.

Net interest income was $22.4 million for the first nine months of 2004, an increase of $4.5 million, or 25.1%, from $17.9 million for the same period in 2003. Interest income was $37.9 million for the nine-month period of

2004, an increase of $4.9 million, or 14.9%, from $33.0 million for the same nine-month period in 2003. Interest income increased primarily because of an increase in interest-earning assets and because of a change in the mix of assets between the periods. The increase in interest-earning assets was caused primarily by the $131 million increase in commercial and consumer loans between the periods. The increase in interest income on commercial and consumer loans was partially offset by lower income on the single-family loan portfolio in the first nine months of 2004 when compared to the same period in 2003. The yield earned on interest-earning assets was 5.87% for the first nine months of 2004, a decrease of 19 basis points from the 6.06% yield for the first nine months of 2003.

Interest expense was $15.6 million for the nine-month period of 2004, an increase of $442,000, or 2.9%, from the $15.1 million for the same period in 2003. Interest expense on deposits and FHLB advances decreased by $2.9 million due to a decline in the interest rates paid and increased by $3.3 million due to the $138 million increase in the average outstanding balance of deposits and advances between the periods. The average interest rate paid on interest-bearing liabilities was 2.54% for the first nine months of 2004, a decrease of 44 basis points from the 2.98% paid for the same period in 2003.

Net interest margin (net interest income divided by average interest earning assets) for the first nine months of 2004 was 3.46%, an increase of 17 basis points, compared to 3.29% for the same period of 2003.

PROVISION FOR LOAN LOSSES

The provision for loan losses is recorded to bring the allowance for loan losses to a level deemed appropriate by management based on factors disclosed in the critical accounting policies previously discussed. The provision for loan losses was $775,000 for the third quarter of 2004, an increase of $230,000, or 42.2%, from $545,000 for the third quarter of 2003. The provision for loan losses increased primarily because of the $11 million of additional commercial and consumer loan growth that was experienced in the third quarter of 2004 when compared to the third quarter of 2003.

The provision for loan losses was $2.0 million for the nine-month period of 2004, an increase of $141,000, or 7.4%, from $1.9 million for the same nine-month period in 2003. The provision for loan losses increased primarily because of the slightly higher growth experienced in the commercial and consumer loan portfolios in the first nine-months of 2004 compared to the same period of 2003. Charge offs during the first nine months of 2004 increased by $335,000 over the same period in 2003 primarily because of increased charge offs in the single-family, mobile home and auto loan portfolios.

A reconciliation of the Company's allowance for loan losses is summarized as follows:

                                       2004                 2003
                                   -----------           ---------
Balance at January 1,              $ 6,939,602           4,824,217
Provision                            2,041,000           1,900,000
Commercial loan charge offs                  0             (19,279)
Consumer loan charge offs             (290,672)           (134,025)
Single family mortgage loan
   charge offs                        (231,055)            (33,750)
Recoveries                              12,137              54,652
                                   -----------           ---------
Balance at September 30,           $ 8,471,012           6,591,815
                                   ===========           =========

NON-INTEREST INCOME

Non-interest income was $1.6 million for the third quarter of 2004, a decrease of $1.5 million, or 48.7%, from $3.1 million for the same period in 2003. Gains on sales of loans decreased by $1.3 million due to the significant decrease in mortgage loan activity in the third quarter of 2004 when compared to the same period in 2003. Non-interest income also decreased by $415,000 due to the lower gains recognized on the sale of securities during the third quarter of 2004 when compared to the same quarter in 2003. These decreases in non-interest income were partially offset by an increase of $116,000 in fees and service charges between the periods due to an increase in the number of deposit accounts and the fees charged. Mortgage servicing fees increased by $31,000 between the periods because of the increased size of the mortgage loan servicing portfolio and other non-interest income increased by $31,000 primarily because of increased revenues from the sale of uninsured investment products.

Non-interest income was $4.8 million for the first nine months of 2004, a decrease of $3.6 million, or 42.5%, from $8.4 million for the same period in 2003. Gains on sales of loans decreased by $3.3 million due to the significant decrease in mortgage loan activity in the first nine months of 2004 when compared to the same period of 2003. Non-interest income also decreased by $1.2 million because of lower gains on security sales. Fees and service charges increased by $402,000 between the periods due primarily to an overdraft protection program that was implemented during the second quarter of 2003 and because of increases in the number of deposit accounts and the fees charged. Mortgage servicing fees increased by $153,000 due to the increased size of the mortgage loan servicing portfolio between the periods. Other non-interest income increased by $153,000 primarily because of increased revenues from the sale of uninsured investment products.

NON-INTEREST EXPENSE

Non-interest expense was $4.9 million for the third quarter of 2004, an increase of $550,000, or 12.7%, from $4.3 million for the third quarter of 2003. Amortization of mortgage servicing rights increased by $433,000, or 224.1%, due primarily to the recapture of an $810,000 impairment reserve in the third quarter of 2003 as a result of a slow down in mortgage loan prepayment speeds. In comparison, no impairment reserves were established or recaptured in the third quarter of 2004. Data processing costs decreased by $77,000 primarily because of the renegotiation of a third party service contract in the fourth quarter of 2003. Compensation expense increased by $345,000, or 16.5%, primarily due to an increase in the number of employees and because of annual increases in payroll and employee benefit costs. Other operating expenses decreased by $288,000 primarily due to the reduction in costs associated with the decreased mortgage loan production in the current quarter when compared to the same period in 2003.

Non-interest expense was $14.8 million for the first nine months of 2004, an increase of $79,000, or 0.5%, from $14.7 million for the same period in 2003. Amortization expense on mortgage servicing rights decreased by $910,000 between the periods because of a decrease in the prepayments on the mortgage loans being serviced. Data processing costs decreased by $219,000 primarily because of the renegotiation of a third party service contract in the fourth quarter of 2003. Compensation expense increased by $1.1 million because of an increase in the number of employees and because of annual payroll and benefit cost increases. Occupancy expense increased by $271,000 primarily because of increases in real estate taxes on existing facilities and increased expenses relating to additional corporate facilities that were put in place in the first quarter of 2004.

INCOME TAX EXPENSE

Income tax expense was $1.2 million for the third quarter of 2004, a decrease of $469,000, compared to $1.6 million for the same period of 2003. Income tax expense was unchanged at $3.2 million for both nine-month periods despite the increase in taxable income in 2004 primarily because of a decrease in the effective tax rate in 2004 compared to 2003. The decrease in the effective tax rate was caused in part by an increase in tax-exempt income and a change in the apportionment of state taxes.

NON-PERFORMING ASSETS

The following table sets forth the amounts and categories of non-performing assets in the Bank's portfolio at September 30, 2004 and December 31, 2003.

                                                           Sept. 30,      Dec. 31,
(Dollars in Thousands)                                       2004           2003
                                                            ------         ------
Non-Accruing Loans:
  One-to-four family real estate                            $1,113          1,177
  Commercial real estate                                     1,114          2,162
  Consumer                                                     424          1,050
  Commercial business                                          260            186
                                                            ------         ------
  Total                                                      2,911          4,575
                                                            ------         ------
Accruing loans delinquent 90 days or more                        0            114
Other assets                                                   201            211
Foreclosed and Repossessed Assets:
   One-to-four family real estate                              424             73
   Consumer                                                    183             62
   Commercial                                                    0              0
                                                            ------         ------
   Total non-performing assets                              $3,719         $5,035
                                                            ======         ======
Total as a percentage of total assets                         0.39%          0.58%
                                                            ======         ======
Total non-performing loans                                  $2,911         $4,689
                                                            ======         ======
Total as a percentage of total loans receivable, net          0.38%          0.68%
Allowance for loan loss to non-performing loans             291.04%        147.99%

Total non-performing assets at September 30, 2004 were $3.7 million, a decrease of $1.3 million, or 26.1%, from $5.0 million at December 31, 2003. The decrease in non-performing assets relates primarily to a $1.0 million decrease in non-accruing commercial real estate loans, a $626,000 decrease in non-accruing consumer loans, and a $472,000 increase in foreclosed and repossessed assets during the first nine months of 2004. The following activity occurred during the first nine months of 2004 related to non-performing loans: $3.4 million of previously performing loans were classified as non-performing, $899,000 of loans were foreclosed or repossessed, and $4.3 million in previously non-performing loans paid off or were reclassified to performing status.

DIVIDENDS

On October 26, 2004 the Company declared a cash dividend of $0.22 per share, payable on December 15, 2004 to shareholders of record on November 26, 2004.

During 2004, the Company has declared and paid dividends as follows:

   Record date                          Payable date                       Dividend per share             Dividend Payout Ratio
-----------------                    ------------------                    ------------------             ---------------------
February 20, 2004                      March 8, 2004                             $0.20                            37.74%
   May 21, 2004                         June 8, 2004                             $0.20                            38.46%
 August 27, 2004                     September 10, 2004                          $0.22                            35.48%

The annualized dividend payout ratio for the past four quarters, ending with the December 15, 2004 payment will be 36.36%.

The declaration of dividends are subject to, among other things, the Company's financial condition and results of operations, the Bank's compliance with its regulatory capital requirements, including the fully phased-in capital requirements, tax considerations, industry standards, economic conditions, regulatory restrictions, general business practices and other factors.

LIQUIDITY

For the nine months ended September 30, 2004, the net cash provided by operating activities was $9.8 million. The Company collected $15.1 million from the sale of securities, $3.8 million from principal repayments on securities and $422,000 in proceeds from the sale of real estate. It purchased premises and equipment of $1.6 million, purchased securities available for sale of $20.0 million and net loans receivable increased by $79.1 million due to loan growth primarily in the commercial and consumer loan areas. The Company had a net increase in deposit balances of $115.3 million for the nine-month period. It repaid $39.4 million of FHLB advances and $21.1 million in customer escrows. The Company received $28,000 related to the exercise of stock options, purchased $2.7 million of its own stock, and paid $2.4 million in dividends to its shareholders.

The Company has certificates of deposits with outstanding balances of $186.7 million that come due over the next 12 months. Based upon past experience management anticipates that the majority of the deposits will renew for another term. The Company believes that deposits that do not renew will be replaced with deposits from other customers or brokers or funded with advances from the FHLB or through the sale of securities. Management does not anticipate that it will have a liquidity problem due to maturing deposits.

The Company has $110.9 million of FHLB advances which mature beyond September 30, 2005 but have call features that can be exercised by the FHLB during the next twelve months. If the call features are exercised, the Company has the option of requesting any advance otherwise available to it pursuant to the credit policy of the FHLB. The Company also has $28.0 million of FHLB advances that will mature during the next twelve months. Since the Company has the ability to request another advance to replace the advance that is being called or is maturing, management does not anticipate that it will have a liquidity problem due to advances being called by the FHLB during the next twelve months.

MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company's market risk arises primarily from interest rate risk inherent in its investing, lending and deposit taking activities. Management actively monitors and manages its interest rate risk exposure.

The Company's profitability is affected by fluctuations in interest rates. A sudden and substantial change in interest rates may adversely impact the Company's earnings to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Company monitors the projected changes in net interest income that occur if interest rates were to suddenly change up or down. The Rate Shock Table that follows in the Asset/Liability Management section of this report discloses the Company's projected changes in net interest income based upon immediate interest rate changes called rate shocks.

The Company utilizes a model which uses the discounted cash flows from its interest-earning assets and its interest-bearing liabilities to calculate the current market value of those assets and liabilities. The model also calculates the changes in market value of the interest-earning assets and interest-bearing liabilities due to different interest rate changes. The Company believes that over the next twelve months interest rates could conceivably fluctuate in a range of 200 basis points up or 100 basis points down from where the interest rates were at September 30, 2004. The Company does not have a trading portfolio. The following table discloses the projected changes in market value to the Company's interest-earning assets and interest-bearing liabilities based upon incremental 100 basis point changes in interest rates from interest rates in effect on September 30, 2004.

Other than trading portfolio                                                          Market Value
                                                           ----------------------------------------------------------------
(Dollars in thousands)
Basis point change in interest rates                          -100                 0               +100               +200
                                                           ----------           -------           -------           -------
Total market risk sensitive assets....................     $  955,192           947,441           937,245           925,610
Total market risk sensitive liabilities...............        863,285           846,759           830,838           815,434
Off-balance sheet financial instruments...............           (203)                0               139               275
                                                           ----------           -------           -------           -------
Net market risk.......................................     $   92,110           100,682           106,268           109,901
                                                           ==========           =======           =======           =======
Percentage change from current market value...........          (8.51)%            0.00%             5.55%             9.16%
                                                           ==========           =======           =======           =======

The preceding table was prepared utilizing the following assumptions (Model Assumptions) regarding prepayment and decay ratios which were determined by management based upon their review of historical prepayment speeds and future prepayment projections. Fixed rate loans were assumed to prepay at annual rates of between 5% to 75%, depending on the note rate and the period to maturity. Adjustable rate mortgages (ARMs) were assumed to prepay at annual rates of between 11% and 30%, depending on the note rate and the period to maturity. Growing Equity Mortgage (GEM) loans were assumed to prepay at annual rates of between 5% and 52% depending on the note rate and the period to maturity. Mortgage-backed securities and Collateralized Mortgage Obligations (CMOs) were projected to have prepayments based upon the underlying collateral securing the instrument and the related cash flow priority of the CMO tranche owned. Certificate accounts were assumed not to be withdrawn until maturity. Passbook accounts were assumed to decay at an annual rate of 28% and money market accounts were assumed to decay at an annual rate of 37%. FHLB advances were projected to be called at the first call date where the projected interest rate on similar remaining term advances exceeded the interest rate on the Company's callable advance.

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

ASSET/LIABILITY MANAGEMENT

The Company's management reviews the impact that changing interest rates will have on its net interest income projected for the twelve months following September 30, 2004 to determine if its current level of interest rate risk is acceptable. The following table projects the estimated annual impact on net interest income of immediate interest rate changes called rate shocks.

  Rate Shock            Net Interest          Percentage
in Basis Points            Income               Change
---------------         ------------          ----------
     +200                  37,334                  10.24%
     +100                  35,717                   5.47%
        0                  33,865                   0.00%
     -100                  32,605                  (3.72)%

The preceding table was prepared utilizing the Model Assumptions regarding prepayment and decay ratios which were determined by management based upon their review of historical prepayment speeds and future prepayment projections prepared by third parties.

Certain shortcomings are inherent in the method of analysis presented in the foregoing table. In the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the foregoing table. The ability of many borrowers to service their debt may decrease in the event of a substantial sustained interest rate increase and could impact net interest income.

In an attempt to manage its exposure to changes in interest rates, management closely monitors interest rate risk. The Bank has an Asset/Liability Committee which meets frequently to discuss changes in the Bank's interest rate risk position and projected profitability. The Committee makes adjustments to the asset/liability position of the Bank which are reviewed by the Board of Directors of the Bank. This Committee also reviews the Bank's portfolio, formulates investment strategies and oversees the timing and implementation of transactions to assure attainment of the Board's objectives in the most effective manner. In addition, the Board reviews on a quarterly basis the Bank's asset/liability position, including simulations of the effect on the Bank's capital of various interest rate scenarios.

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

To the extent consistent with its interest rate spread objectives, the Bank attempts to reduce its interest rate risk and has taken a number of steps to restructure its assets and liabilities. The Bank has primarily focused its fixed rate one-to-four family residential lending program on loans that are saleable to third parties and only places fixed rate loans that meet certain risk characteristics into its loan portfolio. The Bank does place into portfolio adjustable rate single-family loans that reprice over one-year, three-year or five-year periods. The Bank's commercial loan portfolio is primarily made up of adjustable rate loans and fixed rate commercial loans placed into portfolio have been shorter-term loans, usually with maturities of five years or less, in order to lower the Company's interest rate risk exposure.

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

                               HMN FINANCIAL, INC.
                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.

            None.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
            (a)-(b) Not applicable

                                             (a) Total                       (c) Total Number of          (d) Maximum Number (or
                                             Number of      (b) Average       Shares (or Units)        Approximate Dollar Value) of
                                             Shares (or      Price Paid      Purchased as Part of     Shares (or Units) that May Yet
                                              Units)         per Share        Publicly Announced       Be Purchased Under the Plans
                  Period                     Purchased       (or Unit)        Plans or Programs                or Programs
--------------------------------------       ----------     -----------      --------------------     ------------------------------
July 1 through July 31, 2004                        0              0                      0                      267,000
August 1 through August 31, 2004               20,000          26.30                 20,000                      247,000
September 1 through September 30, 2004              0              0                      0                      247,000
                                               ------         ------                 ------
Total                                          20,000         $26.30                 20,000
                                               ======         ======                 ======

      (1) On February 24, 2004, the Board of Directors authorized a repurchase program for 350,000 shares of the Company's common stock. This program expires on August 24, 2005.

ITEM 3.  Defaults Upon Senior Securities.

            Not applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

            None.

ITEM 5.  Other Information.

            None.

ITEM 6.  Exhibits.

            Exhibits. See Index to Exhibits on page 26 of this report.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              HMN FINANCIAL, INC.
                                              Registrant

Date: November 9, 2004                        /s/ Michael McNeil
                                              ---------------------------------
                                              Michael McNeil,
                                              President/Chief Executive Officer
                                              (Principal Executive Officer)
                                              (Duly Authorized Representative)

Date: November 9, 2004                        /s/ Jon Eberle
                                              ---------------------------------
                                              Jon Eberle,
                                              Chief Financial Officer
                                              (Principal Financial Officer)

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

                                                                                            Sequential
                                                                     Reference             Page Numbering
Regulation                                                            to Prior            Where Attached
   S-K                                                               Filing or             Exhibits Are
 Exhibit                                                              Exhibit             Located in This
 Number                      Document Attached Hereto                 Number             Form 10-Q Report
----------      ----------------------------------------------       ---------          --------------------
   3.1          Amended and Restated Articles of Incorporation           *1                     N/A

   3.2          Amended and Restated By-laws                             *2                     N/A

    4           Form of Common Stock                                     *3                     N/A
                Including indentures

  10.1          Form of Incentive Stock Option Agreement for            10.1            Filed Electronically
                HMN Financial, Inc. 2001 Omnibus Stock Plan

  10.2          Form of Non-Statutory Stock Option Agreement for        10.2            Filed Electronically
                HMN Financial, Inc. 2001 Omnibus Stock Plan

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

*2 Incorporated by reference to the same numbered exhibit to the Company's Annual Report on Form 10-K for the period ended December 31, 2003 (File No. 0-24100).

*3 Incorporated by reference to the same numbered exhibit to the Company's Registration Statement on Form S-1 dated April 1, 1994 (File No. 33-77212).