Form 10-K
period 2004-12-31
HMN FINANCIAL INC
filed 2005-03-08
CIK 921183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___.

Commission file number: 0-24100.

HMN FINANCIAL, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	41-1777397 (I.R.S. Employer Identification No.)

1016 Civic Center Drive Northwest PO Box 6057 Rochester, Minnesota (Address of Principal Executive Offices)	55901 (Zip Code)

Registrant’s telephone number, including area code:	(507) 535-1200

Securities Registered Pursuant to Section 12(b) of the Act:       None

Securities Registered Pursuant to Section 12(g) of the Act:      Common Stock, par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best or registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) YES ☑ NO ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2004 (the last business day of the Registrant’s most recently completed second fiscal quarter), was approximately $89.0 million computed by reference to the average high and low prices of $27.09 on such date as reported on Nasdaq National Market. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

As of February 25, 2005, the Registrant had issued and outstanding 4,402,432 shares of the Registrant’s Common Stock.

The Registrant’s Internet website is http://www.hmnf.com and you may access, free of charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Registrant electronically files such material with, or furnish it to, the Securities and Exchange Commission.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Registrant’s Annual Report for the year ended December 31, 2004, are incorporated by reference in Parts I, II and IV of this Form 10-K. Parts of the Registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2004 dated March 18, 2005, are incorporated by reference in Part III of this Form 10-K. The Compensation Committee Report and the stock performance graph contained in the Registrant’s Proxy Statement are expressly not incorporated by reference in this report.

PART I

ITEM 1. BUSINESS

General

HMN Financial, Inc. (HMN or the Company) is a stock savings bank holding company that owns 100 percent of Home Federal Savings Bank (the Bank). The Bank has a community banking philosophy and operates retail banking and loan production facilities in Minnesota and Iowa. The Bank also provides highly personalized financial services to a select group of individuals and businesses through Eagle Crest Capital Bank, a division of the Bank, in Edina and Rochester, Minnesota. The Bank has two wholly owned subsidiaries, Osterud Insurance Agency, Inc. (OAI) which offers financial planning products and services and Home Federal Holding, Inc. (HFH) which is the holding company for Home Federal REIT, Inc. (HFREIT) which invests in real estate loans acquired from the Bank. HMN has another wholly owned subsidiary, Security Finance Corporation (SFC) which acts as an intermediary for the Bank in transacting like-kind property exchanges for Bank customers. The Bank had an 80% owned subsidiary, Federal Title Services, LLC (FTS), which performed mortgage title services for Bank customers. FTS stopped accepting title orders in the third quarter of 2004 and was dissolved. The Bank had a 51% owned subsidiary, Home Federal Mortgage Services, LLC (HFMS), that was a mortgage banking and mortgage brokerage business until its assets were liquidated in 2003 and it was dissolved.

As a community-oriented financial institution, the Company seeks to serve the financial needs of communities in its market area. The Company’s business involves attracting deposits from the general public and businesses and using such deposits to originate or purchase one-to-four family residential, commercial real estate, and multi-family mortgage loans as well as consumer, construction, and commercial business loans. The Company also invests in mortgage-backed and related securities, U.S. government agency obligations, and other permissible investments. The executive offices of the Company are located at 1016 Civic Center Drive Northwest, Rochester, Minnesota 55901. Its telephone number at that address is (507) 535-1200.

Market Area

The Company serves the southern Minnesota counties of Fillmore, Freeborn, Houston, Mower, Olmsted and Winona and portions of Steele, Dodge, Goodhue and Wabasha through its corporate office located in Rochester, Minnesota and its nine branch offices located in Albert Lea, Austin, LaCrescent, Rochester, Spring Valley and Winona, Minnesota. The portion of the Company’s southern Minnesota market area consisting of Rochester and the contiguous communities is composed of primarily urban and suburban communities, while the balance of the Company’s southern Minnesota market area consists primarily of rural areas and small towns. Primary industries in the Company’s southern Minnesota market area include manufacturing, agriculture, health care, wholesale and retail trade, service industries and education. Major employers include IBM, Mayo Clinic, Hormel (a food processing company), and various other companies. The Company’s market area is also the home of Winona State University, Rochester Community and Technical College, University of Minnesota - Rochester Center, Winona State University — Rochester Center and Austin’s Riverland Community College.

The Company serves the Iowa counties of Marshall and Tama through its branch offices located in Marshalltown and Toledo. Major industries in the area are Swift & Company (pork processors), Fisher Controls International (valve and regulator manufacturing), Lennox Industries (furnace and air conditioner manufacturing), Iowa Veterans Home (hospital care), Marshall Community School District (education), Marshall Medical & Surgical Center (hospital care) and Meskwaki Casino (gaming operations).

Based upon information obtained from the U.S. Census Bureau for 2003 (the last year for which information is available), the population of the six primary counties in the Bank’s southern Minnesota market area was as follows: Fillmore – 21,314; Freeborn – 31,961; Houston – 19,980; Mower – 38,823; Olmsted – 131,384; and Winona – 49,482. The median household income for these six counties ranged from $36,651 to $51,316. With respect to Iowa, the population of Marshall County was 39,103 and the population of Tama County was 17,876. The median household income of these two counties ranged from $37,419 to $38,268.

The Company also serves a diverse high net worth customer base primarily in the seven county metropolitan area of Minneapolis and St. Paul from Eagle Crest Capital Bank, a division of the Bank, located in Edina, Minnesota. The Company serves a similar group of individuals and businesses in Olmsted county from its Eagle Crest Capital Bank location in Rochester, Minnesota.

Lending Activities

General. Historically, the Company originated 15 and 30-year, fixed-rate mortgage loans secured by one-to-four family residences for its loan portfolio. Over the past five years, the Company has focused on managing interest rate risk and increasing interest income by increasing its investment in shorter term and generally higher yielding commercial real estate, commercial business, consumer, and construction loans and reducing its investment in longer term one-to-four family real estate loans. The Company continues to originate 15 and 30 year fixed rate mortgage loans, adjustable rate mortgage loans that are fixed for an initial period of one, three or five years and some shorter term fixed rate loans that have certain characteristics. The shorter term fixed rate loans are placed into portfolio. The majority of the 15 and 30-year fixed rate mortgage loans are sold in the secondary mortgage market. The Company also offers an array of consumer loan products that include both open lines and closed end home equity loans. The home equity line of credit has an adjustable interest rate based upon the Wall Street Journal prime rate plus a margin. Refer to Note 4 of the Notes to Consolidated Financial Statements in the Annual Report for more information on the loan portfolio.

The following table shows the composition of the Company’s loan portfolio by fixed and adjustable-rate loans as of December 31:

	2004		2003		2002		2001		2000
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Fixed-Rate Loans
Real Estate:
One-to-four family
GEM	$16,133	2.01%	$13,387	1.89%	$17,394	3.18%	$30,727	6.38%	$47,811	9.08%
Other	59,937	7.48	65,004	9.17	74,510	13.63	110,619	22.97	158,083	30.03

Total one-to-four family	76,070	9.49	78,391	11.06	91,904	16.81	141,346	29.35	205,894	39.11
Multi-family	6,387	0.79	6,471	0.91	6,588	1.20	7,644	1.59	7,099	1.35
GEM — multi-family	57	0.01	61	0.01	64	0.01	68	0.01	71	0.01
Commercial	51,390	6.41	52,563	7.42	37,878	6.93	29,756	6.18	27,743	5.27
Construction or development	27,557	3.44	17,215	2.43	17,234	3.15	15,542	3.22	2,126	0.40

Total fixed-rate real estate loans	161,461	20.14	154,701	21.83	153,668	28.10	194,356	40.35	242,933	46.14

Consumer loans:
Savings	454	0.06	494	0.07	534	0.10	594	0.12	695	0.13
Automobile	9,496	1.18	14,754	2.08	11,062	2.02	6,624	1.38	6,363	1.21
Home equity	20,019	2.50	18,742	2.65	21,049	3.85	26,300	5.46	27,832	5.29
Mobile home	2,896	0.36	3,665	0.52	4,534	0.83	5,456	1.13	4,921	0.94
Land/Lot Loans	818	0.10	754	0.11	781	0.15	767	0.16	661	0.13
Other	3,134	0.39	3,105	0.43	3,299	0.60	3,326	0.69	2,989	0.56

Total consumer loans	36,817	4.59	41,514	5.86	41,259	7.55	43,067	8.94	43,461	8.26
Commercial business loans	69,671	8.69	51,609	7.28	42,272	7.73	37,123	7.71	27,821	5.28

Total other loans	106,488	13.28	93,123	13.14	83,531	15.28	80,190	16.65	71,282	13.54

Total fixed-rate loans	267,949	33.42	247,824	34.97	237,199	43.38	274,546	57.00	314,215	59.68

Adjustable-Rate Loans
Real estate:
One-to-four family	62,938	7.85	65,924	9.30	59,662	10.91	74,102	15.38	106,994	20.32
Multi-family	35,478	4.43	25,008	3.53	9,113	1.67	6,657	1.38	4,920	0.93
Commercial	173,554	21.65	146,603	20.69	92,539	16.92	41,012	8.52	33,911	6.44
Construction or development	70,841	8.84	78,131	11.02	44,102	8.07	31,435	6.53	18,085	3.44

Total adjustable-rate real estate loans	342,811	42.77	315,666	44.54	205,416	37.57	153,206	31.81	163,910	31.13

Consumer (home equity and other)	67,154	8.38	54,425	7.68	52,131	9.53	35,770	7.43	26,887	5.11
Land/Lot loans	10,754	1.34	9,732	1.38	2,809	0.52	83	0.02	377	0.07
Other	248	0.03	234	0.03	222	0.04	211	0.04	171	0.03

Total consumer loans	78,156	9.75	64,391	9.09	55,162	10.09	36,064	7.49	27,435	5.21
Commercial business loans	112,698	14.06	80,808	11.40	48,989	8.96	17,817	3.70	20,939	3.98

Total other loans	190,854	23.81	145,199	20.49	104,151	19.05	53,881	11.19	48,374	9.19

Total adjustable-rate loans	533,665	66.58	460,865	65.03	309,567	56.62	207,087	43.00	212,284	40.32

Total loans	801,614	100.00%	708,689	100.00%	546,766	100.00%	481,633	100.00%	526,499	100.00%

Less
Loans in process	7,561		11,298		6,826		4,692		2,953
Unamortized discounts	63		166		142		278		289
Net deferred loan fees	1,781		1,334		1,068		1,212		1,348
Allowance for losses on loans	8,996		6,940		4,824		3,783		3,144

Total loans receivable, net	$783,213		$688,951		$533,906		$471,668		$518,765

The following table illustrates the interest rate maturities of the Company’s loan portfolio at December 31, 2004. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. Scheduled repayments of principal are reflected in the year in which they are scheduled to be paid.

	Real Estate
			Multi-family and
	One-to-four family		Commercial		Construction		Consumer		Commercial Business		Total

		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted
Due During Years Ending		Average		Average		Average		Average		Average		Average
December 31,	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
2005 (1)	$14,084	6.01%	$42,473	6.30%	$47,170	6.44%	$19,580	7.54%	$92,813	6.04%	$216,120	6.31%
2006	8,268	5.86	76,929	6.70	5,671	5.74	12,977	7.25	45,032	6.59	148,877	6.63
2007	7,643	5.75	28,691	6.61	4,742	6.09	11,499	7.04	15,013	6.50	67,588	6.52
2008 through 2009	15,511	5.64	41,817	6.51	9,017	6.42	20,306	7.09	14,924	6.60	101,575	6.50
2010 through 2014	35,674	5.51	50,829	6.35	11,417	5.52	33,168	7.10	13,548	6.29	144,636	6.24
2015 through 2029	63,024	5.48	25,655	5.38	2,386	6.40	17,428	6.32	1,039	5.64	109,532	5.61
2030 and following	13,271	5.33	0	0.00	0	0.00	15	5.29	0	0.00	13,286	5.33

	$157,475		$266,394		$80,403		$114,973		$182,369		$801,614

(1)	Includes demand loans, loans having no stated maturity, and overdraft loans.

The total amount of loans due after December 31, 2005 which have predetermined interest rates is $243.4 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $332.1 million. Construction or development loans for one to four family dwellings totaled $19.8 million, multifamily totaled $19.2 million and nonresidential totaled $41.4 million.

Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989, the aggregate amount of loans that the Bank is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a “readily ascertainable” value or 30% for certain residential development loans). At December 31, 2004, based upon the 15% limitation, the Bank’s regulatory limit for loans to one borrower was approximately $12.2 million. At December 31, 2004, the dollar amount of outstanding loans to one group of related borrowers exceeded this amount, but some of the loans included in these loan totals were exempt from the lending limit due to the “Direct Benefit and Common Enterprise Rules.” Some of the loans were secured by certificates of deposit or marketable securities held by the Bank, which provided the Bank with an expanded lending limit. The total loans outstanding to this borrower at December 31, 2004 were $16.0 million. The amount outstanding, excluding those loans that were exempt from the loans to one borrower limits because of the “Direct Benefit and Common Enterprise Rules,” was $5.8 million. The largest borrowing relationship is secured by an entertainment facility, hotel, commercial real estate, and equipment and was performing in accordance with its terms at December 31, 2004.

All of the Bank’s lending is subject to its written underwriting standards and to loan origination procedures. Decisions on loan applications are made on the basis of detailed applications and property valuations determined by an independent appraiser. The loan applications are designed primarily to determine the borrower’s ability to repay. The more significant items on the application are verified through use of credit reports, financial statements, tax returns and/or confirmations. The Bank also offers the Home Credit Plus Program which relies on the credit score of the loan applicant instead of income, asset and employment verification procedures. The Bank also offers low or alternative documentation underwriting procedures that conform to Federal National Mortgage Association (FNMA) underwriting guidelines.

The Bank’s Mortgage and Consumer Loan Committee is responsible for reviewing and approving all loans over the Federal Home Loan Mortgage Corporation/FNMA conforming loan dollar limit (the Limit) originated by the Bank that are not sold in the secondary loan market. The Limit was $333,700 for 2004 and $322,700 for 2003. Approval of one member of the Mortgage and Consumer Loan Committee was obtained on all loans above the Limit.

The Bank’s Commercial Loan Committee is responsible for reviewing and approving individual commercial loans or loans to borrowers with aggregate lending relationships ranging from $1.0 million to $7.5 million. The Bank’s individual commercial loan officers have the authority to approve loans that meet the guidelines established by the commercial loan policy for loans up to $250,000, subject to specific loan officer authority limits. The Bank’s Commercial Loan Officers Committee has the authority to approve loans that meet the commercial loan policy guidelines that are less than $1.0 million. Individual loans of $7.5 million or more, and loans to borrowers with aggregate lending relationships that exceed that amount, must be approved by the Company’s Board of Directors or its Executive Commercial Loan Committee.

The Bank generally requires title insurance on its mortgage loans as well as fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property. The Bank also requires flood insurance to protect the property securing its interest when the property is located in a flood plain.

One-to-Four Family Residential Real Estate Lending. At December 31, 2004 the Company’s one-to-four family real estate loans, consisting of both fixed rate and adjustable rate loans, totaled $139.0 million, a decline of $5.3 million, from $144.3 million at December 31, 2003. This decrease in the one-to-four family loans is consistent with the Company’s strategy of changing the composition of its portfolio toward commercial and consumer loans.

The Company offers conventional fixed-rate one-to-four family loans that have maximum terms of 30 years. In order to manage interest rate risk, the Company sells the majority of fixed rate loan originations or refinances with terms to maturity of 15 years or greater that are eligible for sale in the secondary market. The interest rates charged on the fixed-rate loan products are set based on the FNMA delivery rates, as well as other competitive factors. The Company also originates a limited number of fixed-rate loans with terms up to 30 years that are insured by the Federal Housing Authority, Veterans Administration and Minnesota Home Finance Administration.

The Company also offers one-year adjustable rate mortgages (ARMs) at a margin (generally 275 to 375 basis points) over the yield on the Average Monthly One Year U.S. Treasury Constant Maturity Index for terms of up to 30 years. The ARM loans offered by the Company allow the borrower to select (subject to pricing) an initial period of one year, three years, or five years between the loan origination and the date the first interest rate change occurs. The ARMs generally have a 200 basis point annual interest rate change cap and a lifetime cap of 600 basis points over or under the initial rate. Initial interest rates offered on the ARM loans during 2004 ranged from 100 basis points below the fully indexed loan rate to 100 basis points over that rate. All borrowers are qualified for the loan at the fully indexed rate. The Company’s originated ARMs do not permit negative amortization of principal, generally do not contain prepayment penalties and are not convertible into fixed-rate loans.

In underwriting one-to-four family residential real estate loans, the Company evaluates the borrower’s credit history; ability to make principal, interest and escrow payments; the value of the property that will secure the loan; and debt to income ratios. Properties securing one-to-four family residential real estate loans made by the Company are appraised by independent fee appraisers. The Company originates residential mortgage loans with loan-to-value ratios up to 100% for owner-occupied homes and up to 90% for non-owner occupied homes; however, private mortgage insurance is generally required to reduce the Company’s exposure to 80% or less on most loans. The Company generally seeks to underwrite its loans in accordance with secondary market standards.

The Company’s residential mortgage loans customarily include due-on-sale clauses giving it the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the property subject to the mortgage.

Fixed rate loans in the Company’s portfolio include both growing equity mortgage (GEM) loans and conventional fixed-rate loans. The GEM loans require payments that increase after the first year. Under the GEM loans, the monthly payments required for the first year are established based on a 30-year amortization schedule. Depending upon the program selected, the payments may increase in the succeeding years by amounts ranging from 0% to 6.2%. Most of the GEM loans originated by the Company provide for at least four annual payment increases over the first five years of the loan. The increased payments required under GEM loans are applied to principal and have the effect of shortening the term to maturity; the GEM loans do not permit negative amortization. The Company currently offers one GEM product with a contractual maturity of approximately 15 years. The GEMs are generally priced based upon loans with similar contractual maturities. The GEMs are popular with consumers who anticipate future increases in income and who desire an amortization schedule of less than 30 years. Historically low mortgage interest rates over the past several years have decreased the demand for GEM loans as consumers have opted for shorter term fixed rate loans.

Commercial Real Estate and Multi-Family Lending. The Company originates permanent commercial real estate and multi-family loans secured by properties located primarily in its market area. It also purchases participations in commercial real estate and multi-family loans originated by third parties on properties outside of its market area. The commercial real estate and multi-family loan portfolio includes loans secured by motels, hotels, apartment buildings, churches, office buildings, business facilities, shopping malls, nursing homes, golf courses, entertainment facilities, warehouses and other non-residential building properties primarily located in the upper midwestern United States.

Permanent commercial real estate and multi-family loans are generally originated for a maximum term of 10 years and may have longer amortization periods with balloon maturity features. The interest rates may be fixed for the term of the loan or have adjustable features that are tied to prime or a published index. Commercial real estate and multi-family loans are generally written in amounts up to 80% of the lesser of the appraised value of the property or the purchase price and generally have a debt service coverage ratio of at least 120%. The debt service coverage is the ratio of net cash from operations before debt service payments. The Company may originate construction loans secured by commercial or multi-family real estate, or may purchase participation interests in third party originated construction loans secured by commercial or multi-family real estate.

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

At December 31, 2004, the Company’s two largest commercial real estate loans totaled $10.2 million and $9.3 million. The first loan is secured by land to be developed in Rochester, Minnesota and the second loan is secured by a golf course development in Byron, Minnesota. Both of these loans were performing at December 31, 2004.

Multi-family and commercial real estate loans generally present a higher level of risk than loans secured by one-to-four family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family and commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower’s ability to repay the loan may be impaired. At December 31, 2004, $1.1 million of loans in the commercial real estate portfolio were nonperforming. There were three nonperforming loans in this category at December 31, 2004 with the largest one being a $648,000 loan secured by a hotel. There can be no assurance that the amount of nonperforming loans will not increase in the future.

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

Construction loans to builders or developers of one-to-four family residences generally carry terms of one year or less and may permit the payment of interest from loan proceeds.

Construction loans to owner occupants are generally made in amounts up to 95% of the lesser of cost or appraised value, but no more than 85% of the loan proceeds can be disbursed until the building is completed. The Company generally limits the loan-to-value ratios on loans to builders to 80%. Prior to making a commitment to fund a construction loan, the Company requires a valuation of the property, financial data, and verification of the borrower’s income. The Company obtains personal guarantees for substantially all of its construction loans to builders. Personal financial statements of guarantors are also obtained as part of the loan underwriting process. Construction loans are generally located in the Company’s market area.

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

At December 31, 2004 construction loans totaled $98.4 million of which one-to-four family residential loans totaled $37.8 million, multi-family residential totaled $19.2 million and commercial real estate totaled $41.4 million.

The nature of construction loans is such that they are more difficult to evaluate and monitor. The risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value upon completion of the project, experience of the builder, and the estimated cost (including interest) of the project. If the estimate of value proves to be inaccurate, the Company may be confronted, at or prior to the maturity of the loan, with a project having a value that is insufficient to assure full repayment and/or the possibility of having to make substantial investments to complete and sell the project. Because defaults in repayment may not occur during the construction period it may be difficult to identify problem loans at an early stage. In such cases, the Company may be required to modify the terms of the loan.

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

The Company’s home equity loans are written so that the total commitment amount, when combined with the balance of any other outstanding mortgage liens, may not exceed 100% of the appraised value of the property. The closed-end home equity loans are written with fixed or adjustable-rates with terms up to 15 years. The open-end home equity lines are written with an adjustable rate with terms up to 20 years, a 10-year draw period that requires “interest only” payments and a 10-year repayment period which fully amortizes the outstanding balance. The consumer may access the open-end home equity line either by making a withdrawal at the Bank or writing a check on the home equity line of credit account. Open and closed-end equity loans, which are generally secured by second mortgages on the borrower’s principal residence, represented 75.8% of the consumer loan portfolio at December 31, 2004.

The underwriting standards employed by the Bank for consumer loans include a determination of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount. Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or are secured by rapidly depreciable assets, such as automobiles or mobile homes. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various Federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. At December 31, 2004, $472,000 of the consumer loan portfolio was non-performing. There can be no assurance that the amount of nonperforming loans will not increase in the future.

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

Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Furthermore, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. At December 31, 2004, $261,000 of loans in the commercial business loan portfolio were non-performing. There can be no assurance that the amount of nonperforming loans will not increase in the future.

Originations, Purchases and Sales of Loans and Mortgage-Backed and Related Securities

Real estate loans are generally originated by the Company’s staff of salaried and commissioned loan officers. Loan applications are taken in all branch and loan production offices.

The Company originates both fixed and adjustable-rate loans, however, its ability to originate loans is dependent upon the relative customer demand for loans in its markets. Demand for adjustable-rate loans is affected by the interest rate environment. The Company originated for its portfolio $16.8 million of one-to-four family adjustable rate loans during 2004, a decrease of $8.6 million, from $25.4 million in 2003, compared to $8.6 million in 2002. The Company also originated for its portfolio $5.7 million of fixed rate one-to-four family loans during 2004, a decrease of $26.5 million, from $32.2 million for 2003, compared to $19.8 million for 2002.

During the past several years, the Company has focused its portfolio loan origination efforts on commercial real estate, commercial business and consumer loans because these loans have terms to maturity and adjustable interest rate characteristics that are generally more beneficial to the Company than single family fixed-rate conventional loans. The Company originated $204.4 million of multi-family and commercial real estate, commercial business and consumer loans (which excludes commercial real estate loans in construction or development) during 2004, a decrease of $92.6 million, from originations of $297.0 million for 2003, compared to $201.2 million for 2002.

In order to supplement loan demand in the Company’s market area and geographically diversify its loan portfolio, the Company purchases participations in real estate loans from selected sellers, with yields based upon current market rates. The Company reviews and underwrites all loans to be purchased to ensure that they meet the Company’s underwriting standards and the seller generally continues to service the loans. The Company purchased $91.8 million of loans during 2004, a decrease of $10.6 million, from $102.4 million during 2003, compared to $71.3 million during 2002. The majority of the purchased one-to-four family loans have interest rates that are fixed for a one, three or five year period and then adjust annually thereafter. The purchased commercial real estate and commercial business loans have terms and interest rates that are similar in nature to the Company’s originated commercial and business portfolio. Refer to Note 4 of the Notes to Consolidated Financial Statements in the Annual Report for more information on purchased loans.

The Company has some mortgage-backed and related securities that are held, based on investment intent, in the “available for sale” portfolio. The Company did not purchase any mortgage-backed securities during 2004 compared to the $15.1 million purchased in 2003 and $10.1 million purchased in 2002. The Company did not sell any mortgage-backed securities during 2004, a decrease of $22.3 million, from those sold in 2003, compared to no sales in 2002. See – “Investment Activities.”

The following table shows the loan and mortgage-backed and related securities origination, purchase, acquisition, sale and repayment activities of the Company for the periods indicated.

LOANS HELD FOR INVESTMENT

	Year Ended December 31,
(Dollars in thousands)	2004	2003	2002
Originations by type:
Adjustable-rate:
Real-estate – one-to-four family	$16,840	25,433	8,583
-multi-family	2,391	5,316	866
-commercial	44,046	47,647	25,768
-construction or development	84,328	50,552	63,145
Non-real estate – consumer	13,822	30,561	36,498
-commercial business	50,467	84,406	48,866

Total adjustable-rate	211,894	243,915	183,726

Fixed-rate:
Real estate-one-to-four family	5,738	32,181	19,798
-multi-family	1,418	250	0
-commercial	17,544	42,370	21,666
-construction or development	38,731	25,040	16,335
Non-real estate – consumer	28,347	38,640	26,589
-commercial business	46,414	47,841	40,981

Total fixed-rate	138,192	186,322	125,369

Total loans originated	350,086	430,237	309,095

Purchases:
Real estate-one-to-four family	0	15,277	11,819
- mulit-family	0	7,830	0
- commercial	4,125	43,542	23,305
- construction or development	56,798	25,365	25,049
Non-real estate – commercial business	30,862	10,396	11,105

Total loans purchased	91,785	102,410	71,278

Sales and repayments:
Real estate – commercial	2,400	18,912	162
Construction or development	34,800	431	6,381
Non-real estate — commercial business	9,000	4,105	162

Total sales	46,200	23,448	6,705

Transfers to loans held for sale	(2,437)	3,555	9,502
Principal repayments	300,407	322,103	243,828

Total reductions	344,170	349,106	260,035

Decrease in other items, net	(4,776)	(21,618)	(55,205)

Net increase	$92,925	161,923	65,133

LOANS HELD FOR SALE

	Year Ended December 31,
(Dollars in thousands)	2004	2003	2002
Originations by type:
Adjustable-rate:
Real-estate – one-to-four family	$851	5,302	7,477
- construction or development	225	0	268

Total adjustable-rate	1,076	5,302	7,745

Fixed-rate:
Real estate-one-to-four family	83,469	269,475	167,884
-construction or development	2,896	5,184	3,667

Total fixed-rate	86,365	274,659	171,551

Total loans originated	87,441	279,961	179,296

Purchases:
Real estate-one-to-four family	0	0	32,203

Total loans purchased	0	0	32,203

Sales and repayments:
Real estate – one-to-four family	88,808	292,163	274,602

Total sales	88,808	292,163	274,602

Transfers to (from) loans held for investment	2,437	(3,555)	(9,502)

Total reductions	91,245	288,608	265,100

Net Decrease	$(3,804)	(8,647)	(53,601)

MORTGAGE-BACKED AND RELATED SECURITIES

	Year Ended December 31,
(Dollars in thousands)	2004	2003	2002
Purchases:
Mortgage-backed securities:
CMOs and REMICs (1)	$0	15,139	10,063

Total purchases	0	15,139	10,063

Sales:
Mortgage-backed securities:
CMOs and REMICs	0	22,268	0

Total sales	0	22,268	0

Principal repayments	(3,898)	(31,718)	(24,397)

Net decrease	$(3,898)	(38,847)	(14,334)

(1)	Collateralized Mortgage Obligations and Real Estate Mortgage Investment Conduits

Classified Assets and Delinquencies

Classification of Assets. Federal regulations require that each savings institution classify its assets on a regular basis. In addition, in connection with examinations of savings institutions, the Office of Thrift Supervision (OTS) and the Federal Deposit Insurance Corporation (FDIC) examiners may identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Assets classified as substandard have one or more defined weaknesses and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have the weaknesses of those classified as substandard, with additional characteristics that make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset on the balance sheet of the institution is not warranted. Assets classified as substandard or doubtful require the institution to establish prudent general allowances for loan losses. If an asset, or portion thereof, is classified as loss, the institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified as loss, or charge off such amount. If an institution does not agree with an OTS or FDIC examiner’s classification of an asset, it may appeal the determination to the OTS

District Director or the appropriate FDIC personnel, depending on the regulator. On the basis of management’s review of its assets, at December 31, 2004, the Bank classified a total of $9.3 million of its loans and other assets as follows:

		Commercial
	One-to-Four	And		Commercial	Other
(Dollars in thousands)	Family	Multi-family	Consumer	Business	Assets	Total

Substandard	$2,493	1,343	328	2,584	341	7,089
Doubtful	0	0	59	0	201	260
Loss	0	1,812	95	0	0	1,907

Total	$2,493	3,155	482	2,584	542	9,256

The Bank’s classified assets consist of non-performing loans and loans and other assets of concern discussed herein. As of the date of this report, these asset classifications are materially consistent with those of the OTS and FDIC.

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

The following table sets forth the Company’s loan delinquencies by loan type, amount and percentage of type at December 31, 2004.

	Loans Delinquent For:						Total Delinquent
	60-89 Days			90 Days and Over			Loans
			Percent			Percent			Percent
			of Loan			of Loan			of Loan
(Dollars in thousands)	Number	Amount	Category	Number	Amount	Category	Number	Amount	Category
One-to-four family real estate	5	$902	0.65%	14	$2,493	1.79%	19	$3,395	2.44%
Consumer	23	648	0.56	23	472	0.41	46	1,120	0.97

Total	28	$1,550	0.19%	37	$2,965	0.37%	65	$4,515	0.56%

Investment Activities

The Company and the Bank utilize the available for sale securities portfolio in virtually all aspects of asset/liability management strategy. In making investment decisions, the Investment-Asset/Liability Committee considers, among other things, the yield and interest rate objectives, the credit risk position, and the Bank’s liquidity and projected cash flow requirements.

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

The investment strategy of the Company and the Bank has been directed toward a mix of high-quality assets (primarily government agency obligations) with short and intermediate terms to maturity. At December 31, 2004, the Company did not own any investment securities of a single issuer that exceeded 10% of the Company’s stockholder’s equity other than U.S. government agency obligations.

The Bank invests a portion of its liquid assets in interest-earning overnight deposits of the Federal Home Loan Bank of Des Moines (FHLB) and various money market mutual funds. Other investments include high grade medium-term (up to three years) federal agency notes, and a variety of other types of mutual funds that invest in adjustable-rate, mortgage-backed securities, asset-backed securities, repurchase agreements and U.S. Treasury and agency obligations. The Company invests in the same type of investment securities as the Bank and also invests in taxable and tax exempt municipal obligations and corporate equities such as preferred and common stock. Refer to Note 3 of the Notes to Consolidated Financial Statements in the Annual Report for additional information regarding the Company’s securities portfolio.

The following table set forth the composition of the Company’s securities portfolio, excluding mortgage-backed and related securities, at the dates indicated.

	2004				2003				2002
	Amort	Adjusted	Market	% of	Amort	Adjusted	Market	% of	Amort	Adjusted	Market	% of
	Cost	To	Value	Total	Cost	To	Value	Total	Cost	To	Value	Total
Securities available for sale:
U.S. Government agency obligations	$91,371	(575)	90,796	77.42%	$86,658	930	87,588	67.32%	$61,098	2,154	63,252	59.05%
Municipal obligations	65	0	65	0.06	177	(7)	170	0.13	319	(11)	308	0.29
Corporate debt	0	0	0	0.00	0	0	0	0.00	1,061	16	1,077	1.01
Corporate equity (1)	700	0	700	0.60	700	0	700	0.54	1,300	191	1,491	1.39
Preferred stock of federal agencies (1)	2,961	0	2,961	2.52	3,500	(343)	3,157	2.43	3,504	(131)	3,373	3.15

Subtotal	95,097		94,522	80.60	91,035		91,615	70.42	67,282		69,501	64.89
Federal Home Loan Bank stock	9,293		9,293	7.92	10,004		10,004	7.69	11,881		11,881	11.09

Total investment securities and Federal Home Loan Bank stock	104,390		103,815	88.52	101,039		101,619	78.11	79,163		81,382	75.98

Average remaining life of investment securities excluding Federal Home Loan Bank stock	1.5 years				1.8 years				2.3 years

Other interest earning assets:
Cash equivalents	13,467		13,467	11.48	28,497		28,497	21.89	25,729		25,729	24.02

Total	$117,857		117,282	100.00%	$129,536		130,116	100.00%	$104,892		107,111	100.00%

Average remaining life or term to repricing of investment securities and other interest earning assets, excluding Federal Home Loan Bank stock	1.3 years				1.4 years				1.7 years

(1)	Average life assigned to corporate equity holdings and preferred stock of federal agencies is five years.

The composition and maturities of the investment securities portfolio, excluding Federal Home Loan Bank stock, mortgage-backed and related securities, are indicated in the following table.

	December 31, 2004
		After 1	After 5
	1 Year	through 5	through 10	Over	No Stated	Total
	or Less	Years	Years	10 Years	Maturity	Securities

	Amortized	Amortized	Amortized	Amortized	Amortized	Amortized	Adjusted	Market
(Dollars in thousands)	Cost	Cost	Cost	Cost	Cost	Cost	To	Value

Securities available for sale:
U.S. government agency securities	$45,912	45,459	0	0	0	91,371	(575)	90,796
Municipal obligations	0	0	65	0	0	65	0	65
Corporate equity	0	0	0	0	700	700	0	700
Preferred stock of federal agencies	0	0	0	0	2,961	2,961	0	2,961

Total stock	$45,912	45,459	65	0	3,661	95,097		94,522

Weighted average yield (1)	2.77%	2.60%	7.25%	0.00%	2.92%	2.70%

(1)	Yields are computed on a tax equivalent basis.

Mortgage-Backed and Related Securities. In order to supplement loan production and achieve its asset/liability management goals, the Company invests in mortgage-backed and related securities. All of the mortgage-backed and related securities owned by the Company are issued, insured or guaranteed either directly or indirectly by a federal agency or are rated “AA” or higher. The Company had $9.2 million of mortgage-backed and related securities classified as available for sale at December 31, 2004, compared to $13.0 at December 31, 2003 and $51.9 million at December 31, 2002.

The contractual maturities of the mortgage-backed and related securities portfolio without any prepayment assumptions at December 31, 2004 are as follows:

					December 31,
					2004
	5 Years	5 to 10	10 to 20	Over 20	Balance
(Dollars in thousands)	or Less	Years	Years	Years	Outstanding
Securities available for sale:
Federal Home Loan Mortgage Corporation	$0	255	0	0	255
Government National Mortgage Association	0	0	23	0	23
Collateralized Mortgage Obligations	146	0	5,313	3,414	8,873

Total	$146	255	5,336	3,414	9,151

Weighted average yield	6.55%	6.64%	3.84%	4.00%	4.01%

At December 31, 2004, the Company did not have any non-agency mortgage-backed or related securities in excess of 10% of its stockholders’ equity.

Collateralized Mortgage Obligations (CMOs) are securities derived by reallocating the cash flows from mortgage-backed securities or pools of mortgage loans in order to create multiple classes, or tranches, of securities with coupon rates and average lives that differ from the underlying collateral as a whole. The terms to maturity of any particular tranche is dependent upon the prepayment speed of the underlying collateral as well as the structure of the particular CMO. Although a significant proportion of the Company’s CMOs are in tranches which have been structured (through the use of cash flow priority and support tranches) to give somewhat more predictable cash flows, the cash flow and hence the value of CMOs is subject to change.

At December 31, 2004, the Company had $52,000 invested in CMOs that have floating interest rates that change either monthly or quarterly, compared to $84,000 at December 31, 2003 and $43.6 million at December 31, 2002.

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

The following table sets forth the savings flows at the Bank during the periods indicated.

	Year Ended December 31,
(Dollars in thousands)	2004	2003	2002
Opening balance	$551,688	432,951	421,843
Deposits	3,750,395	2,498,532	1,444,532
Withdrawals	(3,613,887)	(2,388,783)	(1,442,495)
Interest credited	10,706	8,988	9,071

Ending balance	698,902	551,688	432,951

Net increase	$147,214	118,737	11,108

Percent increase	26.68%	27.43%	2.63%

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Bank as of December 31:

	2004		2003		2002
		Percent		Percent		Percent
(Dollars in thousands)	Amount	of Total	Amount	of Total	Amount	of Total
Transaction and Savings Deposits(1):

Non-interest checking	$42,777	6.12%	$37,629	6.82%	$28,173	6.51%
NOW Accounts – 1.01%(2)	95,294	13.63	61,271	11.11	43,509	10.03
Passbook Accounts – 0.19%(3)	47,416	6.78	35,883	6.50	41,033	9.48
Money Market Accounts – 1.72%(4)	129,098	18.47	91,315	16.57	49,510	11.44

Total Non-Certificates	$314,585	45.00%	$226,098	41.00%	$162,225	37.46%

Certificates:
0.00 - 0.99%	$883	0.13%	$1,525	0.28%	$481	0.11%
1.00 - 1.99%	62,833	8.99	55,629	10.08	22,522	5.20
2.00 - 2.99%	160,829	23.01	103,450	18.75	72,161	16.67
3.00 - 3.99%	108,938	15.59	71,691	12.99	75,445	17.43
4.00 - 4.99%	49,449	7.08	76,315	13.83	74,818	17.28
5.00 - 5.99%	1,266	0.20	16,621	3.01	23,719	5.48
6.00 - 6.99%	5	0.00	246	0.04	1,468	0.35
7.00 - 7.99%	114	0.00	113	0.02	112	0.02

Total Certificates	384,317	55.00	325,590	59.00	270,726	62.54

Total Deposits	$698,902	100.00%	$551,688	100.00%	$432,951	100.00%

(1)	Reflects rates paid on transaction and savings deposits at December 31, 2004.

(2)	The rate on NOW Accounts for 2003 was 0.39% and 2002 was 0.30%.

(3)	The rate on Passbook Accounts for 2003 was 0.20% and 2002 was 0.35%.

(4)	The rate on Money Market Accounts for 2003 was 1.23% and 2002 was 1.16%.

The following table shows rate and maturity information for the Bank’s certificates of deposit as of December 31, 2004.

(Dollars in thousands)
Certificate accounts maturing in	0.00-	1.00-	2.00-	3.00-	4.00-	5.00-	6.00-	7.00-		Percent
quarter ending:	0.99%	1.99%	2.99%	3.99%	4.99%	5.99%	6.99%	7.99%	Total	of Total
March 31, 2005 5	$302	24,257	5,804	3,272	10,758	293	0	0	44,686	11.63
June 30, 2005	96	18,349	27,493	2,488	17,275	149	0	14	65,864	17.14
September 30, 2005	75	9,753	21,201	18,633	630	110	0	100	50,502	13.14
December 31, 2005	84	7,134	23,883	5,121	308	67	0	0	36,597	9.52
March 31, 2006	49	1,629	9,430	2,985	292	120	0	0	14,505	3.77
June 30, 2006	22	1,178	8,710	12,544	675	351	0	0	23,480	6.11
September 30, 2006	26	282	3,383	243	255	7	5	0	4,201	1.09
December 31, 2006	69	153	33,345	1,198	1,204	0	0	0	35,969	9.36
March 31, 2007	6	93	5,328	4,268	7,901	89	0	0	17,685	4.60
June 30, 2007	20	3	5,309	12,936	1,809	17	0	0	20,094	5.23
September 30, 2007	13	0	6,576	15,885	1,506	0	0	0	23,980	6.25
December 31, 2007	3	0	1,502	7,467	1,336	0	0	0	10,308	2.68
Thereafter	118	2	8,865	21,898	5,500	63	0	0	36,446	9.48

Total	$883	62,833	160,829	108,938	49,449	1,266	5	114	384,317	100.00%

Percent of total	0.23%	16.35%	41.85%	28.34%	12.87%	0.33%	0.00%	0.03%	100.00%

     The following table indicates the amount of the Bank’s certificates of deposit and other deposits by time remaining until maturity as of December 31, 2004.

	Maturity
		Over	Over	Over
	3 Months	3 to 6	6 to 12	12
	or Less	Months	Months	months	Total
(Dollars in thousands)
Certificates of deposit less than $100,000	$26,720	36,304	45,266	84,471	192,761
Certificates of deposit of $100,000 or more	11,803	17,798	39,618	98,229	167,448
Public funds less than $100,000	63	50	134	108	355
Public funds of $100,000 or more(1)	6,100	11,712	2081	3,860	23,753

Total certificates of deposit	$44,686	65,864	87,099	186,668	384,317
Passbook of $100,000 or more	$15,198	0	0	0	15,198
Accounts of $100,000 or more	$33,101	29,510	41,699	102,089	206,399

(1) Deposits from governmental and other public entities.

For additional information regarding the composition of the Bank’s deposits, see Note 12 of the Notes to Consolidated Financial Statements in the Annual Report. For additional information on certificate maturities and the impact on the Company’s liquidity see Liquidity starting on page 17 of the Annual Report.

Borrowings. The Bank’s other available sources of funds include advances from the FHLB and other borrowings. As a member of the FHLB, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions. Consistent with its asset/liability management strategy, the Bank has utilized FHLB advances from time to time to fund loan demand and extend the term to maturity of its liabilities. The Bank also uses short-term FHLB borrowings to offset short term cash needs due to deposit outflows or loan fundings. At December 31, 2004, the Bank had $170.9 million of FHLB advances outstanding. On such date, the Bank had a collateral pledge arrangement with the FHLB of Des Moines pursuant to which the Bank may borrow up to an additional $33.0 million for liquidity purposes. Refer to Note 13 of the Notes to Consolidated Financial Statements in the Annual Report for more information on FHLB advances.

The Company had a $2.5 million revolving line of credit established with a bank that was not drawn at December 31, 2004. The credit line expires on November 29, 2005.

Service Corporations of the Bank

As a federally chartered savings bank, the Bank is permitted by OTS regulations to invest up to 2% of its assets in the stock of, or loans to, service corporation subsidiaries, and may invest an additional 1% of its assets in service corporations where these additional funds are used for inner-city or community development purposes. In addition to investments in service corporations, federal institutions are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities in which a federal savings bank may engage directly.

OAI is a Minnesota corporation that was organized in 1983 and operated as an insurance agency until 1986 when its assets were sold. OAI remained inactive until 1993 when it began offering credit life insurance, annuity and mutual fund products to the Bank’s customers and others.

The Bank owned a 51% interest in HFMS, a Delaware limited liability company, that was formed in 2001 to operate a mortgage banking and mortgage brokerage business in Brooklyn Park, Minnesota. HFMS’s brokerage and production activity stopped in the third quarter of 2002, its assets were liquidated in 2003, and it was dissolved.

HFH is a wholly owned Delaware corporation that was formed in 2002, and has its principal office in Grand Cayman Islands. HFH is the holding company for HFREIT which invests in real estate loans acquired from the Bank.

The Bank owned an 80% interest in FTS, a Minnesota limited liability company formed in 2003 to operate a mortgage title services business located in Minnetonka, Minnesota. FTS stopped accepting title orders in the third quarter of 2004 and was dissolved.

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

Other Corporations Owned by the Company

HMN has one other wholly owned subsidiary, SFC which acts as an intermediary for the Bank in transacting like kind property exchanges for Bank customers.

Employees

At December 31, 2004, the Company had a total of 233 employees including part-time employees. None of the employees of the Company or its subsidiaries are represented by any collective bargaining unit. Management considers its employee relations to be good.

Regulation and Supervision

The banking industry is highly regulated, as a savings and loan holding company, the Company is subject to regulation by the Office of Thrift Supervision (OTS). The Bank, a federally-chartered savings association, is subject to extensive regulation and examination by the OTS, which is the Bank’s primary federal regulator. The FDIC also has some authority to regulate the Bank. Subsidiaries of the Company and the Bank may also be subject to state regulation and/or licensing in connection with certain insurance and investment activities. The Company and the Bank are subject to numerous laws and regulations. These laws and regulations impose restrictions on activities, set minimum capital requirements, impose lending and deposit restrictions and establish other restrictions. References in this section to applicable statutes and regulations are brief and incomplete summaries only. You should consult the statutes and regulations for a full understanding of the details of their operation.

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

In November of 1999 the Gramm-Leach-Bliley Act (the GLB Act) was signed into law. The GLB Act made significant changes to laws regulating the financial services industry. Changes included: (1) a new framework under in which bank holding companies can own securities firms, insurance companies and other financial companies; (2) prohibitions on new unitary SLHCs from engaging in non-financial activities or affiliating with non-financial entities; (3) new consumer protections associated with the transfer and use of non-public personal information by financial institutions; and (4) modifications to the Federal Home Loan Bank System. Unitary SLHCs, such as HMN, that were in existence or had an application filed with the OTS on or before May 4, 1999, are not subject to the new restrictions on unitary SLHCs. As a result, the GLB Act did not affect HMN’s ability to control non-financial firms or engage in non-financial activities.

Acquisitions by Savings and Loan Holding Companies. Acquisition of a savings association or a savings and loan holding company is generally subject to OTS approval and the public must have an opportunity to comment on the proposed acquisition. Without prior approval from the OTS, HMN may not acquire, directly or indirectly, more than 5% of the voting stock of a savings association.

Examination and Reporting. Under HOLA and OTS regulations HMN, as a SLHC, must file periodic reports with the OTS. In addition, HMN must comply with OTS record keeping requirements and is subject to holding company examination by the OTS. The OTS may take enforcement action if the activities of a SLHC constitute a serious risk to the financial safety, soundness or stability of a subsidiary savings association.

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

OTS regulations place limits on the Bank’s lending and investment powers. Savings associations are expected to conduct lending activities in a prudent, safe and sound manner. OTS regulations set aggregate limits on certain types of loans including commercial, commercial real estate, and consumer loans. OTS regulations also establish limits on loans to a single borrower. As of December 31, 2004, the Bank’s loan limit to one borrower was approximately $12.2 million. A federal savings association generally may not invest in noninvestment-grade debt securities. A federal savings association may establish subsidiaries to conduct any activity the association is authorized to conduct and may establish service corporation subsidiaries for limited preapproved activities.

Qualified Thrift Lender Test. Savings associations, including the Bank, must be qualified thrift lenders (QTLs). A savings association generally satisfies the QTL requirement if at least 65% of a specified asset base consists of things such as loans to small businesses and loans to purchase or improve domestic residential real estate. Savings associations may qualify as QTLs in other ways. Savings associations that do not qualify as QTLs are subject to significant restrictions on their operations. If the Bank fails to meet QTL requirements the Bank and HMN would face certain limitations, including limits on HMN’s ability to control non-financial firms. As of December 31, 2004, the Bank met the QTL test.

OTS Assessments. HOLA authorizes the OTS to charge assessments to recover the costs of examining savings associations, holding companies, and their affiliates. The assessment is done semi-annually. The OTS bases the assessment on three factors: 1) asset size; 2) condition; and 3) complexity of the institution. The Bank’s and Holding Company’s OTS assessments for the year ended December 31, 2004, were approximately $174,000.

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

Dividend Restrictions. Federal law limits the ability of a depository institution, such as the Bank, to pay dividends or make other capital distributions. The Bank, as a subsidiary of a savings and loan holding company, must file a notice with the OTS before the proposed declaration of a dividend or approval of a proposed capital distribution by its board of directors and must obtain prior approval from the OTS if it fails to meet certain regulatory conditions. The Bank declared and distributed dividends to HMN of $4.0 million in 2004.

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

The FDIC has established a risk-based system for setting deposit insurance assessments. Under the risk-based assessment system, an institution’s insurance assessments vary according to the level of capital the institution holds and the degree to which it is the subject of supervisory concern. In addition, regardless of the potential risk to the insurance fund, federal law requires the FDIC to establish assessment rates that will maintain each insurance fund’s ratio of reserves to insured deposits at $1.25 per $100. Both funds currently exceed this reserve ratio. During 2004, the assessment rate for both SAIF and BIF deposits ranged from zero to 0.27% of covered deposits. The Bank qualified for the lowest rate on SAIF deposits in 2004 and thus paid $0 in 2004. It is possible that the reserve ratio will fall below 1.25% and accordingly, it is possible the Bank will have to pay deposit insurance assessments in 2005 or subsequent years.

In addition to deposit insurance assessments, the FDIC is authorized to collect assessments against insured deposits to be paid to the Financing Corporation (FICO) to service FICO debt incurred in the 1980s. The FICO assessment rate is adjusted quarterly. In 2004 the Bank paid an assessment of approximately $91,000.

Capital Requirements

The federal bank regulatory agencies, including the OTS, have a risk-based capital framework in place. The regulators use a combination of risk based guidelines and leverage ratios to evaluate capital adequacy.

The following table sets forth the current regulatory requirement for capital ratios for savings associations as compared with the Bank’s capital ratios at December 31, 2004:

	Core or Tier 1			Core or Tier 1	Total Capital to
	Capital to Adjusted		Tangible Capital to	Capital to Risk-	Risk-Weighted
	Total Assets		Assets	Weighted Assets	Assets
Regulatory Minimum	3.00%	(1)	1.50%	4.00%	8.00%
The Bank’s Actual	7.77%		7.77%	9.45%	10.49%

(1)	Savings associations are required to maintain a leverage ratio of 4.00% or more to be considered adequately capitalized.

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

Federal Home Loan Bank (FHLB) System

The Bank is a member of the FHLB of Des Moines, which is one of the 12 regional Federal Home Loan Banks (FHBs), that administer the home financing credit function of savings associations. Each FHB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHB System. It makes loans or advances to members in accordance with policies and procedures established by the board of directors of the FHB. These policies and procedures are subject to the regulation and oversight of the Federal Housing Financing Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHB. Long-term advances are required to be used for residential home financing and small business and agricultural loans.

As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines. As of December 31, 2004, the Bank had $9.3 million in FHLB stock, which was in compliance with this requirement. The Bank receives dividends on its FHLB stock and over the past five calendar years dividends have averaged approximately 3.9% and averaged 2.1% in 2004.

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

Community Reinvestment Act

The Community Reinvestment Act (CRA) requires financial institutions regulated by the federal financial supervisory agencies to ascertain and help meet the credit needs of their delineated communities, including low-to moderate-income neighborhoods within those communities, while maintaining safe and sound banking practices. The regulatory agency assigns one of four possible ratings to an institution’s CRA performance and is required to make public an institution’s rating and written evaluation. The four possible ratings of meeting community credit needs are outstanding, satisfactory, needs improvement and substantial noncompliance. Under regulations that apply to all CRA performance evaluations after July 1, 1997, many factors play a role in assessing a financial institution’s CRA performance. The institution’s regulator must consider its financial capacity and size, legal impediments, local economic conditions and demographics, including the competitive environment in which it operates. The evaluation does not rely on absolute standards, and the institutions are not required to perform specific activities or to provide specific amounts or types of credit. The Bank maintains a CRA statement for public viewing, as well as an annual CRA highlights document. These documents describe the Bank’s credit programs and services, community outreach activities, public comments and other efforts to meet community credit needs. The Bank’s last CRA exam was September 28, 2004 and the Bank received a “Satisfactory” rating.

Bank Secrecy Act

The Bank Secrecy Act (BSA) requires financial institutions to verify the identity of customers, keep records and file reports that are determined to have a high degree of usefulness in criminal, tax and regulatory matters, and to implement counter-money laundering programs and compliance procedures. The impact on Bank operations from the BSA depends on the types of customers served by the Bank.

Executive Officers

Officers are chosen by and serve at the discretion of the Board of Directors of the Company and the Bank. There are no family relationships among any of the directors or officers of the Company and the Bank. The business experience of each executive officer of both the Company and the Bank is set forth below.

Michael McNeil, age 57. Mr. McNeil has been a director of the Company since 1999, the President of the Company since November 2000 and the Chief Executive Officer of the Company since April 2004. Mr. McNeil has been the President and Chief Executive Officer of the Bank since January 1999 and a director of the Bank since April 1998. From April 1998 through December 1998, Mr. McNeil was the Senior Vice President Business Development of the Bank. Prior to joining the Bank, Mr. McNeil was the President and a director of Stearns Bank, N.A. in St. Cloud, Minnesota from August 1991 until March 1998.

Jon J. Eberle, age 39. Mr. Eberle is Chief Financial Officer, Senior Vice President and Treasurer of the Company and the Bank. Mr. Eberle has held such positions since 2003. Prior to that he served as a Vice President since 2000 and as the Controller since 1998. From 1994 to 1998, he served as the Director of Internal Audit for the Company and the Bank.

Dwain C. Jorgensen, age 56. Mr. Jorgensen has served as Senior Vice President of Operations of the Company and the Bank since 1998. From 1989 to 1998, he served as Vice President, Controller and Chief Accounting Officer of the Company and the Bank. From 1983 to 1989, Mr. Jorgensen was an Assistant Vice President and Operations Officer for the Bank.

Susan K. Kolling, age 53. Ms. Kolling has been a director of the Company since 2001. Ms. Kolling served as a Vice President of the Bank from 1992 to 1994 and has served as a Senior Vice President of the Bank since 1995. Ms. Kolling has served as a Vice President since June 1993 and a director since April 1996 of Osterud Insurance Agency, Inc., a wholly owned subsidiary of the Bank. In addition, from January 1997 through December 2003, Ms. Kolling was an owner of Kolling Family Corp. which is doing business as Valley Home Improvement, a retail lumber yard. Ms. Kolling became a director of Kolling Family Corp. in 2004. Since January 2000, Ms. Kolling has served as a director of KBM Developers LLC, a townhouse development company. Ms. Kolling began her employment with the Bank in 1969.

Bradley C. Krehbiel, age 46. Mr. Krehbiel is Executive Vice President of the Bank, a position he has held since April 2004. Mr. Krehbiel joined the Bank as Vice President of Business Banking in 1998. Prior to his employment at the Bank, Mr. Krehbiel held several positions in the financial services industry, including six years as a private banking consultant.

Risk Factors

Like all financial companies, the Company’s business and results of operations are subject to a number of risks, many of which are outside of the Company’s control. In addition to the other information in this report, readers should carefully consider that the following important factors, among others, could materially impact the Company’s business and future results of operations.

Changes in interest rates could negatively impact the Company’s results of operations.

The earnings of the Company are primarily dependent on net interest income, which is the difference between interest earned on loans and investments, and the interest paid on interest-bearing liabilities such as deposits and borrowings. Interest rates are highly sensitive to many factors, including government monetary and fiscal policies and domestic and international economic and political conditions. Conditions such as inflation, recession, unemployment, money supply, government borrowing and other factors beyond management’s control may also affect interest rates. If the Company’s interest-earning assets mature, reprice or prepay more quickly than interest-bearing liabilities in a given period, a decrease in market interest rates could adversely affect net interest income. Likewise, if interest-bearing liabilities mature or reprice, or, in the case of deposits, are withdrawn by the accountholder, more quickly than interest-earning assets in a given period, an increase in market interest rates could adversely affect net interest income.

Fixed-rate loans increase the Company’s exposure to interest rate risk in a rising rate environment because interest-bearing liabilities would be subject to repricing before assets become subject to repricing. Adjustable-rate loans decrease the risks to a lender associated with changes in interest rates but involve other risks. As interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, and the increased payment increases the potential for default. At the same time, for secured loans, the marketability of the underlying collateral may be adversely affected by higher interest rates. In a declining interest rate environment, there is likely to be an increase in prepayment activity on loans as the borrowers refinance their loans at lower interest rates. Under these circumstances, the Company’s results of operations could be negatively impacted.

Changes in interest rates also can affect the value of loans, investments and other interest-rate sensitive assets including mortgage servicing rights, and the Company’s ability to realize gains on the sale or resolution of assets. This type of income can vary significantly from quarter-to-quarter and year-to-year based on a number of different factors, including the interest rate environment. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans may lead to an increase in non-performing assets and increased loan loss reserve requirements that could have a material adverse effect on the Company’s results of operations.

Changes in interest rates or prepayment speeds could negatively impact the value of capitalized mortgage servicing rights.

The capitalization, amortization and impairment of mortgage servicing rights are subject to significant estimates. These estimates are based upon loan types, note rates and prepayment speed assumptions. Changes in interest rates or prepayment speeds may have a material effect on the net carrying value of mortgage servicing rights. In a declining interest rate environment, prepayment speed assumptions will increase and result in an acceleration in the amortization of the mortgage servicing rights as the assumed underlying portfolio declines and also may result in impairment as the value of the mortgage servicing rights declines. During 2004 and 2003, the Company experienced increased refinance activity, driven by continued declines in mortgage interest rates, which led to sustained levels of high prepayments in the Company’s servicing portfolio and increased amortization of mortgage servicing rights.

Regional economic changes in the Company’s markets could adversely impact results from operations.

Like all banks, the Company is subject to the effects of any economic downturn, and in particular a significant decline in home values or reduced commercial development in the Company’s markets could have a negative effect on results of operations. The Company’s success depends primarily on the general economic conditions in the counties in which the Company conducts business, and in the southern Minnesota and northern Iowa area in general. Unlike larger banks that are more geographically diversified, the Company provides banking and financial services to customers primarily in the southern Minnesota counties of Fillmore, Freeborn, Houston, Mower, Olmsted and Winona and portions of Steele, Dodge, Goodhue and Wabasha counties, as well as Marshall and Tama counties in Iowa. The local economic conditions in these market areas have a significant impact on the Company’s ability to originate loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. A significant decline in the general economic conditions caused by inflation, recession, unemployment or other factors beyond the Company’s control would affect these local economic conditions and could adversely affect the Company’s financial condition and results of operations. Additionally, because the Company has a significant amount of commercial real estate loans, decreases in tenant occupancy may also have a negative effect on the ability of many of the Company’s borrowers to make timely repayments of their loans, which would have an adverse impact on the Company’s earnings. A significant decline in home values would likely lead to increased delinquencies and defaults in both the consumer home equity loan and residential real estate loan portfolios and result in increased losses in these portfolios.

New or revised tax, accounting and other laws, regulations, rules and standards could significantly impact strategic initiatives, results of operations and financial condition.

The financial services industry is highly regulated and laws and regulations may sometimes impose significant limitations on operations. These limitations, and sources of potential liability for the violation of such laws and regulations, are described in this report under the heading “Business — Regulation and Supervision.” These regulations, along with the currently existing tax and accounting laws, regulations, rules and standards, control the methods by which financial institutions conduct business; implement strategic initiatives, as well as past, present, and contemplated tax planning; and govern financial disclosures. These laws, regulations, rules, and standards are constantly evolving and may change significantly over time. The nature, extent, and timing of the adoption of significant new laws, changes in existing laws, or repeal of existing laws may have a material impact on the Company’s results of operations and financial condition, the effects of which are impossible to predict at this time.

The extended disruption of vital infrastructure could negatively impact the Company’s results of operations and financial condition.

The Company’s operations depend upon, among other things, its technological and physical infrastructure, including its equipment and facilities. Extended disruption of its vital infrastructure by fire, power loss, natural disaster, telecommunications failure, computer hacking and viruses, terrorist activity or the domestic and foreign response to such activity, or other events outside of the Company’s control, could have a material adverse impact either on the financial services industry as a whole, or on the Company’s business, results of operations, and financial condition.

Strong competition within the Company’s market area may limit profitability.

The Company faces significant competition both in attracting deposits and in the origination of loans, as described under the heading “Business — Competition.” Mortgage bankers, commercial banks, credit unions and other savings institutions, which have offices in the Bank’s market area have historically provided most of the Company’s competition for deposits; however, the Company also competes with financial institutions that operate through Internet banking operations throughout the continental United States. In addition, and particularly in times of high interest rates, the Company faces additional and significant competition for funds from money market and mutual funds, securities firms, commercial banks, credit unions and other savings institutions located in the same communities and those that operate through Internet banking operations throughout the continental United States. Many competitors have substantially greater financial and other resources than the Company. Moreover, the Company may face increased competition in the origination of loans if competing thrift institutions convert to stock form, because such converting thrifts would likely seek to invest their new capital into loans. Finally, credit unions do not pay federal or state income taxes and are subject to fewer regulatory constraints than savings banks and as a result, they may enjoy a competitive advantage over the Company. The Bank competes for loans principally on the basis of the interest rates and loan fees it charges, the types of loans it originates and the quality of services it provides to borrowers. This advantage places significant competitive pressure on the prices of loans and deposits.

Loss of large checking and money market deposit customers could increase cost of funds and have a negative effect on results of operations.

The Company has a number of large deposit customers that maintain balances in checking and money market accounts at the Bank. The ability to attract these types of deposits has a positive effect on the Company’s net interest margin as they provide a relatively low cost of funds to the Company compared to certificates of deposits or advances. If these depositors were to withdraw these funds and the Bank were not able to replace them with similar types of deposits, the Banks cost of funds would increase and the Company’s results of operation would be negatively impacted.

If the Company’s real estate investment trust (REIT) affiliate fails to qualify as a REIT, or should states enact legislation taxing these entities, the Company will be subject to a higher consolidated effective tax rate.

The Company has a REIT and related company that acquire and hold mortgage assets and other authorized investments to generate income. These entities are consolidated with the Bank and are therefore included in the consolidated financial statements of the Company. The REIT must meet specific provisions of the Internal Revenue Code (IRC) to continue to qualify as a REIT. At December 31, 2004, the Company’s REIT met applicable provisions of the IRC to qualify as a REIT. State laws may also impose limitations or restrictions on the operations of the REIT and related company and these laws are subject to change. If the REIT fails to meet any of the required provisions of Federal and state tax laws, or if these tax laws change, the Company’s effective tax rate would increase.

This report and other reports issued by the Company, including reports filed with the Securities and Exchange Commission, may contain “forward-looking” statements, often identified by words such as “plans,” “expects” and “anticipates,” that deal with future results, plans or performance. In addition, the Company’s management may make such statements orally to the media, or to securities analysts, investors or others. Forward-looking statements deal with matters that do not relate strictly to historical facts. The Company’s future results may differ materially from historical performance and forward-looking statements about the Company’s expected financial results or other plans are subject to a number of risks and uncertainties. These include but are not limited to possible legislative changes and adverse economic, business and competitive developments such as shrinking interest margins, which could be impacted by lower prepayment rates in a period of rising interest rates; deposit outflows; reduced demand for financial services and loan and lease products; changes in accounting policies or guidelines, or monetary, fiscal or tax policies of the federal or state governments; changes in credit and other risks posed by the Company’ loan and investment portfolios; technological, computer-related or operational difficulties; adverse changes in securities markets; the risk that the Company could be unable to effectively manage the volatility of its mortgage banking business, which could adversely affect earnings; results of litigation, or other significant uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the other reports filed with the Securities and Exchange Commission that advise interested parties of the risks and factors that may affect the Company’s business.

ITEM 2. PROPERTIES

The Company leases the corporate office at 1016 Civic Center Drive NW, Rochester, Minnesota and owns the buildings and land for 9 of its 11 full service branches. The remaining two full service branches are leased, as well as the Eagle Crest Capital Bank locations at 5201 Eden Avenue, Suite 170, Edina, Minnesota and 1016 Civic Center Drive NW, Rochester, Minnesota. The Bank uses all properties and they are all located in Minnesota, except for two full service branches located in Iowa.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Bank and the Company are involved as plaintiff or defendant in various legal proceedings arising in the normal course of its business. While the ultimate outcome of these various legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal actions should not have a material effect on the Company’s consolidated financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information on pages 19, 38, 48 and the back cover page of the Annual Report to Security Holders for the year ended December 31, 2004 is incorporated herein by reference.

	(a) Total		(c) Total Number of	(d) Maximum Number (or
	Number of	(b) Average	Shares (or Units)	Approximate Dollar Value) of
	Shares (or	Price Paid	Purchased as Part of	Shares (or Units) that May
	Units)	per Share	Publicly Announced	Yet Be Purchased Under the
Period	Purchased	(or Unit)	Plans or Programs	Plans or Programs

October 1 though October 31, 2004	0	$0	0	247,000
November 1 through November 30, 2004	20,000	30.50	20,000	227,000
December 1 through December 31, 2004	0	0	0	227,000

Total	20,000	$30.50	20,000

(1)	On February 24, 2004, the Board of Directors authorized a repurchase program for 350,000 shares of the Company’s common stock. This program expires on August 24, 2005.

ITEM 6. SELECTED FINANCIAL DATA

The information on page 5 of the Annual Report to Security Holders for the year ended December 31, 2004 is incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information on pages 6 through 21 of the Annual Report to Security Holders for the year ended December 31, 2004 is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information on pages 19 and 20 of the Annual Report to Security Holders for the year ended December 31, 2004 is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information on pages 22 through 48 of the Annual Report to Security Holders for the year ended December 31, 2004 is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief

Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are only being made in accordance with authorizations of management and directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Any control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system inherently has limitations, and the benefits of controls must be weighed against their costs. Additionally, controls can be circumvented by the individual acts of some persons by collusion of two or more people, or by management override of the control. Therefore, no assessment of a cost-effective system of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, will be detected.

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under this framework, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2004.

Attestation Report of the Registered Public Accounting Firm. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report that follows:

Report of Independent Registered Public Accounting Firm

The Board of Directors
HMN Financial, Inc.:

We have audited management’s assessment, included in the accompanying Management Report, that HMN Financial, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). HMN Financial, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that HMN Financial, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, HMN Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of HMN Financial Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 8, 2005 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Minneapolis, Minnesota
March 8, 2005

Changes in internal controls. No change in the Company’s internal control over financial reporting was identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the period covered by this report and that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated by reference from the information under the caption “Executive Officers” in Item 1 of this report and under the captions “Director Nominees,” “Directors Continuing in Office After Annual Meeting,” “Director Emeritus,” “Board Meetings and Committees” (excluding any information not related to the audit committee) and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Company’s fiscal year ended December 31, 2004.

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial and accounting officer, controller and other persons performing similar functions. The Company has posted the Code of Ethics on its website located at http:// www.hmnf.com . The Company intends to post on its website any amendment to, or waiver from, a provision of the Code of Ethics that applies to its principal executive officer, principal financial and accounting officer, controller or other persons performing similar functions within five business days following the date of such amendment or waiver.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the information under the captions “Executive Compensation” (excluding information under caption “Compensation Committee Report on Executive Compensation” and “Stockholder Return Performance Presentation”), “Compensation Committee Interlocks and Insider Participation” and “Director Compensation” in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Company’s fiscal year ended December 31, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                          AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from the information under the captions “Security Ownership of Management and Certain Beneficial Owners” in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Company’s fiscal year ended December 31, 2004.

The following table provides information as of December 31, 2004 for compensation plans under which equity securities may be issued.

	(a)	(b)	(c)
	Number of Securities to be	Weighted-average	Number of securities remaining
	issued upon exercise of	exercise price of	available for future issuance under
	outstanding options,	outstanding options,	equity compensation plans (excluding
Plan Category	warrants and rights	warrants and rights	securities reflected in column (a)) (1)
Equity compensation plans approved by shareholders	353,286	$15.672	191,052
Equity compensation plans not approved by shareholders	0	0	0

Total	353,286	$15.672	191,052

(1)	Includes securities available for future issuance under stockholder approved compensation plans other than upon the exercise of an option, warrant or right, as follows: 9,397 shares under the Company’s 1995 Stock Option and Incentive Plan and 181,655 shares under the Company’s 2001 Omnibus Stock Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference from the information under the captions “Certain Transactions” in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Company’s fiscal year ended December 31, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from the information under the caption “Independent Auditor Fees” in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Company’s fiscal year ended December 31, 2004.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

The following information appearing in the Registrant’s Annual Report to Security Holders for the year ended December 31, 2004, is incorporated herein by reference.

Pages in
Annual Report Section	2004 Annual Report
Five Year Consolidated Financial Highlights	5

Consolidated Balance Sheets — December 31, 2004 and 2003	22

Consolidated Statements of Income — Each of the Years in the Three-Year Period Ended December 31, 2004	23

Consolidated Statements of Comprehensive Income — Each of the Years in the Three-Year Period Ended December 31, 2004	23

Consolidated Statement of Stockholders’ Equity — Each of the Years in the Three-Year Period Ended December 31, 2004	24

Consolidated Statements of Cash Flows — Each of the Years in the Three-Year Period Ended December 31, 2004	25

Notes to Consolidated Financial Statements	26 - 44

Report of Independent Registered Public Accounting Firm	45

Selected Quarterly Financial Data	46-47

Other Financial Data	48

Common Stock Information	48

2. Financial Statement Schedules

All financial statement schedules have been omitted as this information is not required under the related instructions, is not applicable or has been included in the Notes to Consolidated Financial Statements.

3. Exhibits

Exhibit
Number	Exhibit
2	Agreement and Plan of Merger dated July 1, 1997 (1)

3.1	Amended and Restated Certificate of Incorporation (2)

3.2	Amended and Restated By-laws (3)

4	Form of Common Stock Certificate (4)

10.1†	Change in Control Agreement with Michael McNeil dated as of March 1, 2004*

10.2†	Employment Agreement with Michael McNeil dated as of January 1, 2002 (5)

10.3†	Form of Change in Control Agreement with executive officers (6)

10.4†	Directors Deferred Compensation Plan (7)

10.5†	Amended and Restated HMN Financial, Inc. Recognition and Retention Plan dated July 29, 1998 (8)

10.6†	Amended and Restated HMN Financial, Inc. Stock Option and Incentive Plan dated July 29, 1998 (9)

10.7†	HMN Financial, Inc. 2001 Omnibus Stock Plan (10)

10.8†	Form of Incentive Stock Option Agreement for HMN Financial, Inc. 2001 Omnibus Stock (11)

10.9†	Form of Non-Statutory Stock Option Agreement for HMN Financial, Inc. 2001 Omnibus Stock (12)

10.10†	Description of Michael McNeil 2005 Bonus Plan (13)

10.11†	Form of Restricted Stock Option Agreement for HMN Financial, Inc. 2001 Omnibus Stock (14)

10.12†	2005 Officer Base Salaries*

13	Portions of Annual Report to Security Holders incorporated by reference*

21	Subsidiaries of Registrant*

23	Consent of KPMG LLP*

24	Powers of Attorney (included with signatures to this Annual Report on Form 10-K)*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*

32	Section 1350 Certifications

†	Management contract of compensatory arrangement

*	Filed herewith

1	Incorporated by reference to the same numbered exhibit to the Company’s Current Report on Form 8-K dated July 1, 1997, filed on July 10, 1997 (File No. 0-24100).

2	Incorporated by reference to Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1998 (File No. 0-24100).

3	Incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated February 22, 2005, filed on February 23, 2005 (File No. 0-24100).

4	Incorporated by reference to the same numbered exhibit to the Company’s Registration Statement on Form S-1 dated April 1, 1994 (File No. 33-77212).

5	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 (File No. 0-24100).

6	Incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 (File No. 0-24100).

7	Incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 1994 (File No. 0-24100).

8	Incorporated by reference to Exhibit 10.1(a) to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1998 (File No. 0-24100).

9	Incorporated by reference to Exhibit 10.1(b) to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1998 (File No. 0-24100).

10	Incorporated by reference to Exhibit B to the Company’s Proxy Statement for its Annual Meeting of Stockholders held on April 24, 2001 (File no. 0-24100).

11	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004 (File No. 0-24100).

12	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004 (File No. 0-24100).

13	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 24, 2005, filed on January 28, 2005 (File No. 0-24100).

14	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated January 24, 2005, filed on January 28, 2005 (File No. 0-24100).

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HMN FINANCIAL, INC.

Date: March 8, 2005	By:	/s/ Michael McNeil
Michael McNeil,
President and Chief Executive Officer

     Each of the undersigned hereby appoints Michael McNeil and Jon J. Eberle, and each of them (with full power to act alone), as attorneys and agents for the undersigned, with full power of substitution, for and in the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission under the Securities Act of 1934, as amended, any and all amendments and exhibits to this Annual Report on Form 10-K and any and all applications, instruments, and other documents to be filed with the Securities and Exchange Commission pertaining to this Annual Report on Form 10-K or any amendments thereto, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary or desirable. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 8, 2005.

Name	Title
/s/ Michael McNeil
Michael McNeil	President, Chief Executive Officer and
Director (Principal Executive Officer)

/s/ Jon J. Eberle	Senior Vice President,
Jon J. Eberle	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

/s/ Timothy R. Geisler	Chairman of the Board
Timothy R. Geisler

/s/ Allan R. DeBoer	Director
Allan R. DeBoer

/s/ Duane D. Benson	Director
Duane D. Benson

/s/ Michael J. Fogarty	Director
Michael J. Fogarty

/s/ Susan K. Kolling	Director
Susan K. Kolling

/s/ Malcolm W. McDonald	Director
Malcolm W. McDonald

/s/ Mahlon C. Schneider	Director
Mahlon C. Schneider

INDEX TO EXHIBITS

Exhibit
Number	Exhibit	Filing Status
2	Agreement and Plan of Merger dated July 1, 1997	Incorporated by Reference

3.1	Amended and Restated Certificate of Incorporation	Incorporated by Reference

3.2	Amended and Restated By-laws	Incorporated by Reference

4	Form of Common Stock Certificate	Incorporated by Reference

10.1	Change in Control Agreement with Michael McNeil dated as of March 1, 2004	Filed Electronically

10.2	Employment Agreement with Michael McNeil dated as of January 1, 2002	Incorporated by Reference

10.3	Form of Change in Control Agreement with executive officers	Incorporated by Reference

10.4	Directors Deferred Compensation Plan	Incorporated by Reference

10.5	Amended and Restated HMN Financial, Inc. Recognition and Retention Plan dated July 29, 1998	Incorporated by Reference

10.6	Amended and Restated HMN Financial, Inc. Stock Option and Incentive Plan dated July 29, 1998	Incorporated by Reference

10.7	HMN Financial, Inc. 2001 Omnibus Stock Plan	Incorporated by Reference

10.8	Form of Incentive Stock Option Agreement for HMN Financial, Inc. 2001 Omnibus Stock	Incorporated by Reference

10.9	Form of Non-Statutory Stock Option Agreement for HMN Financial, Inc. 2001 Omnibus Stock	Incorporated by Reference

10.10	Description of Michael McNeil 2005 Bonus Plan	Incorporated by Reference

10.11	Form of Restricted Stock Option Agreement for HMN Financial, Inc. 2001 Omnibus Stock	Incorporated by Reference

10.12	2005 Officer Base Salaries	Filed Electronically

13	Portions of Annual Report to Security Holders incorporated by reference	Filed Electronically

21	Subsidiaries of Registrant	Filed Electronically

23	Consent of KPMG LLP	Filed Electronically

24	Powers of Attorney	Included with Signatures

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically

32	Section 1350 Certifications	Filed Electronically