Form 10-Q
period 2005-03-31
HMN FINANCIAL INC
filed 2005-05-04
CIK 921183

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2005

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

     Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's common stock as of the latest practicable date.

                Class                           Outstanding at April 22, 2005
                -----                           -----------------------------
    Common stock, $0.01 par value                         4,407,494

                               HMN FINANCIAL, INC.
                                    CONTENTS

                                                                            Page
                                                                           -----
                         PART I - FINANCIAL INFORMATION

Item 1: Financial Statements (unaudited)
        Consolidated Balance Sheets at March 31, 2005 and
           December 31, 2004                                                 3
        Consolidated Statements of Income for the Three Months Ended
           March 31, 2005 and 2004                                           4
        Consolidated Statement of Stockholders' Equity for the Three
           Month Period Ended March 31, 2005                                 5
        Consolidated Statements of Cash Flows for the Three Months Ended
           March 31, 2005 and 2004                                           6
        Notes to Consolidated Financial Statements                          7-13

Item 2: Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                           14-21

Item 3: Quantitative and Qualitative Disclosures about Market Risk
           Discussion included in Item 2 under Market Risk                   19

Item 4: Controls and Procedures                                              21

                           PART II - OTHER INFORMATION

Item 1: Legal Proceedings                                                    22

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds          22

Item 3: Defaults Upon Senior Securities                                      22

Item 4: Submission of Matters to a Vote of Security Holders                  22

Item 5: Other Information                                                    22

Item 6: Exhibits and Reports on Form 8-K                                     22

Signatures                                                                   23

PART I - FINANCIAL INFORMATION

ITEM 1 : FINANCIAL STATEMENTS

                      HMN FINANCIAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                     March 31,    December 31,
                                                                       2005           2004
                                                                   ------------   ------------
                                                                    (unaudited)
                             ASSETS
Cash and cash equivalents ......................................   $ 39,340,351    34,298,394
Securities available for sale, at fair value:
   Mortgage-backed and related securities
      (amortized cost $9,058,730 and $9,509,377) ...............      8,470,270     9,150,871
   Other marketable securities
      (amortized cost $92,084,357 and $95,097,051) .............     90,979,999    94,521,512
                                                                   ------------   -----------
                                                                     99,450,269   103,672,383
                                                                   ------------   -----------
Loans held for sale ............................................      1,510,373     2,711,760
Loans receivable, net ..........................................    813,244,220   783,213,262
Accrued interest receivable ....................................      4,482,087     3,694,133
Real estate, net ...............................................      1,058,859       140,608
Federal Home Loan Bank stock, at cost ..........................      8,697,600     9,292,800
Mortgage servicing rights, net .................................      3,137,081     3,231,242
Premises and equipment, net ....................................     12,486,865    12,464,265
Investment in limited partnerships .............................        160,548       168,258
Goodwill .......................................................      3,800,938     3,800,938
Core deposit intangible, net ...................................        305,153       333,617
Prepaid expenses and other assets ..............................      2,371,321     2,638,681
Deferred tax asset .............................................      1,280,600     1,012,700
                                                                   ------------   -----------
   Total assets ................................................   $991,326,265   960,673,041
                                                                   ============   ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits .......................................................   $727,814,985   698,902,185
Federal Home Loan Bank advances ................................    170,900,000   170,900,000
Accrued interest payable .......................................      1,943,401     1,314,356
Customer escrows ...............................................        980,756       762,737
Accrued expenses and other liabilities .........................      5,198,659     5,022,927
                                                                   ------------   -----------
   Total liabilities ...........................................    906,837,801   876,902,205
                                                                   ------------   -----------
Commitments and contingencies
Stockholders' equity:
   Serial preferred stock ($.01 par value):
      Authorized 500,000 shares; issued and outstanding none ...              0             0
   Common stock ($.01 par value):
      Authorized 11,000,000; issued shares 9,128,662 ...........         91,287        91,287
Additional paid-in capital .....................................     57,779,389    57,875,595
Retained earnings, subject to certain restrictions .............     93,380,666    91,408,028
Accumulated other comprehensive loss ...........................     (1,095,317)     (604,446)
Unearned employee stock ownership plan shares ..................     (4,495,943)   (4,544,300)
Unearned compensation restricted stock awards ..................       (302,408)            0
Treasury stock, at cost 4,721,168 and 4,708,798 shares .........    (60,869,210)  (60,455,328)
                                                                   ------------   -----------
   Total stockholders' equity ..................................     84,488,464    83,770,836
                                                                   ------------   -----------
Total liabilities and stockholders' equity .....................   $991,326,265   960,673,041
                                                                   ============   ===========

See accompanying notes to consolidated financial statements.

                      HMN FINANCIAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                                        Three Months Ended
                                                                            March 31,
                                                                     ------------------------
                                                                         2005         2004
                                                                     -----------   ----------
Interest income:
   Loans receivable ..............................................   $13,333,019   11,491,264
   Securities available for sale:
      Mortgage-backed and related ................................        89,768      118,864
      Other marketable ...........................................       641,756      683,407
   Cash equivalents ..............................................        52,269       26,298
   Other .........................................................        79,528       36,422
                                                                     -----------   ----------
      Total interest income ......................................    14,196,340   12,356,255
                                                                     -----------   ----------
Interest expense:
   Deposits ......................................................     3,702,631    2,930,034
   Federal Home Loan Bank advances ...............................     1,822,691    2,188,955
                                                                     -----------   ----------
      Total interest expense .....................................     5,525,322    5,118,989
                                                                     -----------   ----------
      Net interest income ........................................     8,671,018    7,237,266
Provision for loan losses ........................................       636,000      819,000
                                                                     -----------   ----------
      Net interest income after provision for loan losses ........     8,035,018    6,418,266
                                                                     -----------   ----------
Non-interest income:
   Fees and service charges ......................................       602,597      568,550
   Mortgage servicing fees .......................................       292,980      287,232
   Gain on sales of loans ........................................       293,316      412,369
   Earnings (losses) in limited partnerships .....................        (7,710)      (6,617)
   Other .........................................................       245,548      274,749
                                                                     -----------   ----------
      Total non-interest income ..................................     1,426,731    1,536,283
                                                                     -----------   ----------
Non-interest expense:
   Compensation and benefits .....................................     2,774,104    2,528,478
   Occupancy .....................................................       995,254      884,602
   Deposit insurance premiums ....................................        27,906       18,705
   Advertising ...................................................        83,908       87,546
   Data processing ...............................................       237,488      190,565
   Amortization of mortgage servicing rights, net of valuation
      adjustments ................................................       239,033      253,449
   Other .........................................................       932,692      962,574
                                                                     -----------   ----------
      Total non-interest expense .................................     5,290,385    4,925,919
                                                                     -----------   ----------
      Income before income tax expense ...........................     4,171,364    3,028,630
Income tax expense ...............................................     1,356,300      910,500
                                                                     -----------   ----------
      Income before minority interest ............................     2,815,064    2,118,130
Minority interest ................................................             0       (2,331)
                                                                     -----------   ----------
      Net income .................................................   $ 2,815,064    2,120,461
                                                                     ===========   ==========
Basic earnings per share .........................................   $      0.74         0.54
                                                                     ===========   ==========
Diluted earnings per share .......................................   $      0.70         0.52
                                                                     ===========   ==========

See accompanying notes to consolidated financial statements.

                      HMN FINANCIAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2005
                                   (unaudited)



                                                                                        Accumulated
                                                             Additional                    Other
                                                    Common     Paid-in     Retained    Comprehensive
                                                    Stock      Capital     Earnings    Income (Loss)
                                                   -------   ----------   ----------   -------------
Balance, December 31, 2004                         $91,287   57,875,595   91,408,028      (604,446)
   Net income                                                              2,815,064
   Other comprehensive income, net of tax:
      Net unrealized losses on securities                                                 (490,871)
         available for sale
   Total comprehensive income
   Purchase of treasury stock
   Employee stock options exercised                            (228,013)
   Tax benefits of exercised stock options                       22,240
   Unearned compensation restricted stock awards                 15,616
   Restricted stock awards cancelled                               (286)
   Amortization of restricted stock awards
   Dividends paid                                                           (842,426)
   Earned employee stock ownership plan shares                   94,237
                                                   -------   ----------   ----------    ----------
Balance, March 31, 2005                            $91,287   57,779,389   93,380,666    (1,095,317)
                                                   =======   ==========   ==========    ==========

                                                    Unearned
                                                    Employee      Unearned
                                                      Stock     Compensation                   Total
                                                    Ownership    Restricted                    Stock-
                                                      Plan          Stock        Treasury     Holders'
                                                     Shares        Awards          Stock       Equity
                                                   ----------   ------------   -----------   ----------
Balance, December 31, 2004                         (4,544,300)           0     (60,455,328)  83,770,836
   Net income                                                                                 2,815,064
   Other comprehensive income, net of tax:
      Net unrealized losses on securities                                                      (490,871)
         available for sale                                                                  ----------
   Total comprehensive income                                                                 2,324,193
   Purchase of treasury stock                                                     (972,000)    (972,000)
   Employee stock options exercised                                                252,900       24,887
   Tax benefits of exercised stock options                                                       22,240
   Unearned compensation restricted stock awards                  (326,528)        310,912            0
   Restricted stock awards cancelled                                 5,980          (5,694)           0
   Amortization of restricted stock awards                          18,140                       18,140
   Dividends paid                                                                              (842,426)
   Earned employee stock ownership plan shares         48,357                                   142,594
                                                   ----------     --------     -----------   ----------
Balance, March 31, 2005                            (4,495,943)    (302,408)    (60,869,210)  84,488,464
                                                   ==========     ========     ===========   ==========

See accompanying notes to consolidated financial statements.

                      HMN FINANCIAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                  Three Months Ended
                                                                      March 31,
                                                              --------------------------
                                                                  2005          2004
                                                              ------------   -----------
Cash flows from operating activities:
   Net income .............................................   $  2,815,064     2,120,461
   Adjustments to reconcile net income to cash
      provided by operating activities:
      Provision for loan losses ...........................        636,000       819,000
      Depreciation ........................................        431,856       380,097
      Amortization of discounts, net ......................       (143,378)      (39,059)
      Amortization of deferred loan fees ..................       (208,343)     (220,725)
      Amortization of core deposit intangible .............         28,464        28,464
      Amortization of mortgage servicing rights ...........        239,033       253,449
      Capitalized mortgage servicing rights ...............       (144,872)     (216,835)
      Loss on sales of real estate ........................         (5,640)            0
      Gain on sales of loans ..............................       (293,316)     (412,369)
      Proceeds from sale of real estate ...................         39,141             0
      Proceeds from sale of loans held for sale ...........     14,093,471    25,171,959
      Disbursements on loans held for sale ................    (12,599,099)  (23,108,118)
      Amortization of restricted stock awards .............         18,140             0
      Amortization of unearned ESOP shares ................         48,357        48,456
      Earned employee stock ownership shares priced
         above original cost ..............................         94,237        70,706
      Increase in accrued interest receivable .............       (787,954)     (354,723)
      Increase in accrued interest payable ................        629,045       128,704
      Equity losses of limited partnerships ...............          7,710         6,617
      Equity losses of minority interest ..................              0        (2,331)
      Decrease in other assets ............................        309,168       853,479
      Increase (decrease) in other liabilities ............        156,495    (1,797,891)
      Other, net ..........................................            486      (140,775)
                                                              ------------   -----------
         Net cash provided by operating activities ........      5,364,065     3,588,566
                                                              ------------   -----------
Cash flows from investing activities:
   Principal collected on securities available for sale ...        475,599     1,426,429
   Proceeds collected on maturities of securities
      available for sale ..................................      8,000,000             0
   Purchases of securities available for sale .............     (4,991,400)   (5,023,437)
   Redemption of interest in limited partnership ..........              0       422,474
   Purchases of Federal Home Loan Bank Stock ..............       (973,500)     (456,700)
   Redemption of Federal Home Loan Bank Stock .............      1,568,700       523,000
   Net increase in loans receivable .......................    (31,416,483)  (28,946,445)
   Purchases of premises and equipment ....................       (454,456)     (657,479)
                                                              ------------   -----------
      Net cash used in investing activities ...............    (27,791,540)  (32,712,158)
                                                              ------------   -----------
Cash flows from financing activities:
   Increase in deposits ...................................     29,040,952    60,036,525
   Purchase of treasury stock .............................       (972,000)     (770,000)
   Stock options exercised ................................         24,887        27,647
   Dividends to stockholders ..............................       (842,426)     (787,140)
   Proceeds from Federal Home Loan Bank advances ..........     39,000,000             0
   Repayment of Federal Home Loan Bank advances ...........    (39,000,000)   (5,000,000)
   Increase (decrease) in customer escrows ................        218,019   (21,378,159)
                                                              ------------   -----------
      Net cash provided by financing activities ...........     27,469,432    32,128,873
                                                              ------------   -----------
      Increase in cash and cash equivalents ...............      5,041,957     3,005,281
Cash and cash equivalents, beginning of period ............     34,298,394    30,496,823
                                                              ------------   -----------
Cash and cash equivalents, end of period ..................   $ 39,340,351    33,502,104
                                                              ============   ===========
Supplemental cash flow disclosures:
   Cash paid for interest .................................   $  4,896,277     4,990,285
   Cash paid for income taxes .............................        237,000     2,532,500
Supplemental noncash flow disclosures:
   Transfer of loans to real estate .......................        952,252       260,825


See accompanying notes to consolidated financial statements.

                      HMN FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

                             MARCH 31, 2005 AND 2004

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

The consolidated financial statements included herein are for HMN, SFC, the Bank and the Bank's consolidated entities as described above. All significant intercompany accounts and transactions have been eliminated in consolidation.

(2) BASIS OF PREPARATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statement of stockholders' equity and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The statement of income for the three-month period ended March 31, 2005 is not necessarily indicative of the results which may be expected for the entire year.

Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform with the current period presentation.

(3) NEW ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (FASB) issued a revised SFAS No. 123, Share-Based Payment. This Statement is a revision of FASB Statement No. 123, Accounting for Stock Based Compensation and requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. It requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The Statement also requires that the notes to financial statements disclose information to assist users of financial information to understand the nature of share-based payment transactions and the effects of those transactions on the financial statements. In April 2005, the effective date of this statement was deferred until the beginning of the first annual period beginning after June 15, 2005. The Company does not expect the impact of adopting the revised SFAS No. 123 in January of 2006 to be material on the Company's financial condition and results of operations.

(4) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company has commitments outstanding to extend credit to future borrowers or to purchase loans that had not closed prior to the end of the quarter which it intends to sell. These commitments are referred to as its mortgage pipeline. As commitments to originate or purchase loans enter the mortgage pipeline, the Company generally enters into commitments to sell the mortgage pipeline into the secondary market. The commitments to originate, purchase or sell loans are derivatives. As a result of marking to market the mortgage pipeline and the related commitments to sell for the period ended March 31, 2005, the Company recorded an increase in other assets of $41,477 and an increase in other liabilities of $41,477.

The current commitments to sell loans held for sale are derivatives that do not qualify for hedge accounting. As a result, these derivatives are marked to market. The loans held for sale that are not hedged are recorded at the lower of cost or market. The Company recorded a lower of cost or market adjustment of $331 and an increase in other assets of $331 due to the mark to market adjustment on the commitments to sell loans held for sale.

(5) COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity during a period from transactions and other events from nonowner sources. Comprehensive income is the total of net income and other comprehensive income, which for the Company is comprised of unrealized gains and losses on securities available for sale. The components of other comprehensive income and the related tax effects were as follows:

                                                          For the period ended March 31,
                                   ---------------------------------------------------------------------------
(Dollars in thousands)                             2005                                   2004
----------------------             ------------------------------------   ------------------------------------
Securities available for sale:     Before tax   Tax effect   Net of tax   Before tax   Tax effect   Net of tax
                                   ----------   ----------   ----------   ----------   ----------   ----------
   Net unrealized gains (losses)
      arising during the period      $(759)        (268)        (491)         753          266         487
                                     -----         ----         ----          ---          ---         ---
Other comprehensive income           $(759)        (268)        (491)         753          266         487
                                     =====         ====         ====          ===          ===         ===

(6) INVESTMENTS IN LIMITED PARTNERSHIPS

During the first quarter of 2005 the Company recognized $7,710 of losses on low income housing partnerships. During 2005 the Company anticipates receiving low income housing credits totaling $42,000 of which $10,500 were credited to current income tax benefits.

During the first quarter of 2004, the Company recognized $7,420 of losses on low income housing partnerships. During 2004, the Company received low-income housing credits totaling $84,000, of which $21,000 were credited to current income tax benefits in the first quarter.

(7) SECURITIES AVAILABLE FOR SALE

The following table shows the securities available for sale portfolio's gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous loss position, at March 31, 2005. The Company has reviewed these securities and has concluded that the unrealized losses are temporary and no other-than-temporary impairment has occurred at March 31, 2005.

                                             Less than twelve months                 Twelve months or more           Total
                                             -----------------------                 ---------------------   --------------------
                                  # of           Fair    Unrealized        # of        Fair    Unrealized     Fair     Unrealized
(Dollars in thousands)         Investments      Value      Losses      Investments     Value     Losses       Value      Losses
----------------------         -----------     -------   ----------    -----------    ------   ----------    -------   ----------
Mortgage backed securities:
   FHLMC                             1         $    26          0           1         $3,219      (291)      $ 3,245       (291)
   FNMA                              2             931        (35)          1          3,857      (280)        4,788       (315)
Other marketable securities:
   FNMA Debt                         3          14,767       (190)          0              0         0        14,767       (190)
   FHLMC Debt                        2           9,840       (117)          0              0         0         9,840       (117)
   FHLB Debt                        12          62,555       (916)          0              0         0        62,555       (916)
                                   ---         -------     ------         ---         ------      ----       -------     ------
Total temporarily impaired          20         $88,119     (1,258)          2         $7,076      (571)      $95,195     (1,829)
   securities                      ===         =======     ======         ===         ======      ====       =======     ======

(8) INVESTMENT IN MORTGAGE SERVICING RIGHTS

A summary of mortgage servicing activity is as follows:

                                              Three months ended   Twelve months ended   Three months ended
                                                 March 31, 2005     December 31, 2004      March 31, 2004
                                              ------------------   -------------------   ------------------
Mortgage servicing rights
Balance, beginning of period ..............       $3,231,242            3,447,843            3,447,843
Originations ..............................          144,872              844,806              216,835
Amortization ..............................         (239,033)          (1,061,407)            (253,449)
                                                  ----------           ----------            ---------
Balance, end of period ....................        3,137,081            3,231,242            3,411,229
                                                  ----------           ----------            ---------
Valuation reserve .........................                0                    0                    0
                                                  ----------           ----------            ---------
Mortgage servicing rights, net ............       $3,137,081            3,231,242            3,411,229
                                                  ==========           ==========            =========
Fair value of mortgage servicing rights ...       $4,644,284            4,494,724            3,870,052
                                                  ==========           ==========            =========

All of the loans being serviced were single family loans serviced for the Federal National Mortgage Association (FNMA) under the mortgage-backed security program or the individual loan sale program. The following is a summary of the risk characteristics of the loans being serviced at March 31, 2005.

                                                                          Weighted
                                   Loan Principal   Weighted Average       Average      Number of
                                       Balance        Interest Rate    Remaining Term     Loans
                                   --------------   ----------------   --------------   ---------
Original term 30 year fixed rate    $216,820,447          5.91%              339          1,905
Original term 15 year fixed rate     230,245,694          5.28%              158          2,825
Adjustable rate                        8,322,874          4.98%              334             75

(9) INTANGIBLE ASSETS

The gross carrying amount of intangible assets and the associated accumulated amortization at March 31, 2005 is presented in the table below. Amortization expense for intangible assets was $267,497 for the period ended March 31, 2005.

                                  Gross                                 Unamortized
                                Carrying     Accumulated    Valuation    Intangible
                                 Amount     Amortization   Adjustment      Assets
                               ----------   ------------   ----------   -----------
Amortized intangible assets:
   Mortgage servicing rights   $4,591,213    (1,454,132)         0       3,137,081
   Core deposit intangible      1,567,000    (1,261,847)         0         305,153
                               ----------    ----------        ---       ---------
      Total                    $6,158,213    (2,715,979)         0       3,442,234
                               ==========    ==========        ===       =========

The following table indicates the estimated future amortization expense for amortized intangible assets:

                           Mortgage      Core
                          Servicing    Deposit
                            Rights    Intangible    Total
                          ---------   ----------   -------
Year ended December 31,
2005                       357,579       85,393    442,972
2006                       469,636      113,857    583,493
2007                       427,373      105,903    533,276
2008                       332,291            0    332,291
2009                       240,654            0    240,654

Projections of amortization are based on existing asset balances and the existing interest rate environment as of March 31, 2005. The Company's actual experience may be significantly different depending upon changes in mortgage interest rates and other market conditions.

(10) EARNINGS PER SHARE

The following table reconciles the weighted average shares outstanding and the income available to common shareholders used for basic and diluted EPS:

                                                         Three months ended March 31,
                                                         ----------------------------
                                                               2005         2004
                                                            ----------   ---------
Weighted average number of common shares outstanding
   used in basic earnings per common share calculation       3,824,857   3,915,044
Net dilutive effect of:
   Options                                                     173,788     162,559
   Restricted stock awards                                       7,014           0
                                                            ----------   ---------
Weighted average number of shares outstanding
   adjusted for effect of dilutive securities                4,005,659   4,077,603
                                                            ==========   =========
Income available to common shareholders                     $2,815,064   2,120,460
Basic earnings per common share                             $     0.74        0.54
Diluted earnings per common share                           $     0.70        0.52

(11) REGULATORY CAPITAL

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Tier I or Core capital, and Risk-based capital (as defined in the regulations) to total assets (as defined). Management believes, as of March 31, 2005, that the Bank meets all capital adequacy requirements to which it is subject.

Management believes that based upon the Bank's capital calculations at March 31, 2005 and other conditions consistent with the Prompt Corrective Actions Provisions of the OTS regulations, the Bank would be categorized as well capitalized.

On March 31, 2005 the Bank's tangible assets and adjusted total assets were $985.3 million and its risk-weighted assets were $808.8 million. The following table presents the Bank's capital amounts and ratios at March 31, 2005 for actual capital, required capital and excess capital including ratios in order to qualify as being well capitalized under the Prompt Corrective Actions regulations.

                                                                                                                 To Be Well
                                                                       Required to be                         Capitalized Under
                                                                         Adequately                           Prompt Corrective
                                                       Actual            Capitalized       Excess Capital    Actions Provisions
                                                -------------------  ------------------  ------------------  -------------------
                                                         Percent of          Percent of          Percent of          Percent of
(dollars in thousands)                           Amount   Assets(1)  Amount  Assets (1)  Amount   Assets(1)  Amount  Assets (1)
----------------------                          -------  ----------  ------  ----------  ------  ----------  ------  ----------
Bank stockholder's equity ....................  $80,508
Less:
   Net unrealized losses on certain
      securities available for sale...........    1,172
   Goodwill and core deposit intangible.......   (4,106)
   Excess mortgage servicing rights...........     (480)
                                                -------
Tier I or core capital                           77,094
                                                -------
   Tier I capital to adjusted total assets ...              7.82%    39,413     4.00%    37,681     3.82%    49,267     5.00%
   Tier I capital to risk-weighted assets ....              9.53%    32,350     4.00%    44,744     5.53%    48,525     6.00%
Plus:
   Allowable allowance for loan losses .......    8,606
                                                -------
Risk-based capital ...........................  $85,700              64,700              21,000              80,876
                                                =======
Risk-based capital to risk-weighted assets ...             10.60%               8.00%               2.60%              10.00%

(1) Based upon the Bank's adjusted total assets for the tangible and core capital ratios and risk-weighted assets for the risk-based capital ratio.

The tangible capital of the Bank was in excess of the minimum 2% required at March 31, 2005 but is not reflected in the table above.

(12) COMMITMENTS AND CONTINGENCIES

The Bank issued standby letters of credit which guarantee the performance of customers to third parties. The standby letters of credit outstanding at March 31, 2005 were approximately $5.4 million, expire over the next two years, and are collateralized primarily with commercial real estate mortgages. Since the conditions under which the Bank is required to fund the standby letters of credit may not materialize, the cash requirements are expected to be less than the total outstanding commitments.

(13) STOCK-BASED COMPENSATION

The Company accounts for stock based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25 and related interpretations which measure compensation cost using the intrinsic value method. Had compensation cost for the Company's stock-based plan been determined in accordance with the fair value method recommended by SFAS No. 123, the Company's net income and earnings per share would have been adjusted to the pro forma amounts that follow:

                                                                    Quarter Ended    Quarter Ended
                                                                   March 31, 2005   March 31, 2004
                                                                   --------------   --------------
Net income:
   As reported .................................................     $2,815,064        2,120,461
      Deduct: Total stock-based employee compensation expense
         determined under fair value method for all awards,
         net of related tax effects ............................         41,910            8,531
                                                                     ----------        ---------
   Pro forma ...................................................     $2,773,154        2,111,930
                                                                     ----------        ---------
Earnings per Common share:
   As reported:
      Basic ....................................................     $     0.74             0.54
      Diluted ..................................................           0.70             0.52
   Pro forma:
      Basic ....................................................           0.73             0.54
      Diluted ..................................................           0.70             0.52

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

                                                         Home Federal                           Consolidated
(Dollars in thousands)                                   Savings Bank    Other   Eliminations       Total
----------------------                                   ------------   ------   ------------   ------------
AT OR FOR THE QUARTER ENDED MARCH 31, 2005:
   Interest income - external customers ..............     $ 14,186         10           0         14,196
   Non-interest income - external customers ..........        1,434          0           0          1,434
   Earnings (losses) on limited partnerships .........           (8)         0           0             (8)
   Intersegment interest income ......................            0         16         (16)             0
   Intersegment non-interest income ..................           34      2,847      (2,881)             0
   Interest expense ..................................        5,541          0         (16)         5,525
   Amortization of mortgage servicing rights net of
      valuation adjustments ..........................          239          0           0            239
   Other non-interest expense ........................        4,923        162         (34)         5,051
   Income tax expense (benefit) ......................        1,459       (103)          0          1,356
   Net income ........................................        2,848      2,814      (2,847)         2,815
   Goodwill ..........................................        3,801          0           0          3,801
   Total assets ......................................      987,117     85,056     (80,847)       991,326
   Net interest margin ...............................         3.78%        NM          NM           3.79%
   Return on average assets (annualized) .............         1.17%        NM          NM           1.18%
   Return on average realized common equity
      (annualized) ...................................        14.36%        NM          NM          13.22%

AT OR FOR THE QUARTER ENDED MARCH 31, 2004:
   Interest income - external customers ..............     $ 12,344         12           0         12,356
   Non-interest income - external customers ..........        1,543          0           0          1,543
   Earnings (losses) on limited partnerships .........           (8)         1           0             (7)
   Intersegment interest income ......................            0          8          (8)             0
   Intersegment non-interest income ..................           69      2,152      (2,221)             0
   Interest expense ..................................        5,127          0          (8)         5,119
   Amortization of mortgage servicing rights net of
      valuation adjustments ..........................          253          0           0            253
   Other non-interest expense ........................        4,588        154         (69)         4,673
   Income tax expense (benefit) ......................        1,010       (100)          0            910
   Minority interest .................................           (2)         0           0             (2)
   Net income ........................................        2,153      2,119      (2,152)         2,120
   Goodwill ..........................................        3,801          0           0          3,801
   Total assets ......................................      893,272     82,645     (76,192)       899,725
   Net interest margin ...............................         3.46%        NM          NM           3.46%
   Return on average assets (annualized) .............         0.98%        NM          NM           0.96%
   Return on average realized common equity
      (annualized) ...................................        11.55%        NM          NM          10.21%

NM - Not meaningful

                               HMN FINANCIAL, INC.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

This quarterly report and other reports filed with the Securities and Exchange Commission may contain "forward-looking" statements that deal with future results, plans or performance. When used in this Form 10-Q, the words "anticipates", "believes", "estimates", "expects", "intends" and similar expressions, as they relate to the Company and its management, are intended to identify such forward-looking statements. In addition, the Company's management may make such statements orally to the media, or to securities analysts, investors or others. Forward looking statements deal with matters that do not relate strictly to historical facts. The Company's future results may differ materially from historical performance and forward-looking statements about the Company's expected financial results or other plans are subject to a number of risks and uncertainties. These include but are not limited to possible legislative changes and adverse economic, business and competitive developments such as shrinking interest margins; deposit outflows; reduced demand for financial services and loan products; changes in accounting policies and guidelines, or monetary and fiscal policies of the federal government or tax laws; changes in credit and other risks posed by the Company's loan and investment portfolios; technological, computer-related or operational difficulties; adverse changes in securities markets; results of litigation or other significant uncertainties. For additional discussion of the risks and uncertainties applicable to the Company, see the "Risk Factors" section of the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

GENERAL

The earnings of the Company are primarily dependant on the Bank's net interest income, which is the difference between interest earned on its loans and investments, and the interest paid on interest-bearing liabilities such as deposits and Federal Home Loan Bank (FHLB) advances. The difference between the average rate of interest earned on assets and the average rate paid on liabilities is the "interest rate spread". Net interest income is produced when interest-earning assets equal or exceed interest-bearing liabilities and there is a positive interest rate spread. The Company's interest rate spread has been enhanced by the increased level of commercial loans placed in portfolio and the increased amount of lower rate deposits. Net interest income and net interest rate spread are affected by changes in interest rates, the volume and the mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. The Company's net income is also affected by the generation of non-interest income, which consists primarily of gains or losses from the sale of securities, gains from the sale of loans, and the generation of fees and service charges on deposit accounts. The Bank incurs expenses in addition to interest expense in the form of salaries and benefits, occupancy expenses, provisions for loan losses and amortization and valuation adjustments on mortgage servicing assets.

The earnings of financial institutions, such as the Bank, are significantly affected by prevailing economic and competitive conditions, particularly changes in interest rates, government monetary and fiscal policies, and regulations of various regulatory authorities. Lending activities are influenced by the demand for and supply of single family and commercial properties, competition among lenders, the level of interest rates and the availability of funds. Mortgage loan activity was down in the first quarter of 2005 when compared to the same period of 2004 due to increases in mortgage interest rates, and we expect this trend to continue. Deposit flows and costs of deposits are influenced by prevailing market rates of interest on competing investments, account maturities and the levels of personal income and savings. The interest rates charged by the FHLB on advances to the Bank also have a significant impact on the Bank's overall cost of funds.

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

Allowance for Loan Losses and Related Provision

The allowance for loan losses is based on periodic analysis of the loan portfolio. In this analysis, management considers factors including, but not limited to, specific occurrences of loan impairment, changes in the size of the portfolios, national and regional economic conditions such as unemployment data, loan portfolio composition, loan delinquencies, local construction permits, development plans, local economic growth rates, historical experience and observations made by the Company's ongoing internal audit and regulatory exam processes. The allowance for loan losses is established for known problem loans, as well as for loans which are not currently known to require specific allowances. Loans are charged off to the extent they are deemed to be uncollectible. The Company has established separate processes to determine the adequacy of the loan loss allowance for its homogeneous and non-homogeneous loan portfolios. The determination of the allowance for the non-homogeneous commercial, commercial real estate, and multi-family loan portfolios involves assigning standardized risk ratings and loss factors that are periodically reviewed. The loss factors are estimated using a combination of the Company's own loss experience and external industry data and are assigned to all loans without identified credit weaknesses. The Company also performs an individual analysis of impairment on each non-performing loan that is based on the expected cash flows or the value of the assets collateralizing the loans. The determination of the allowance on the homogeneous single-family and consumer loan portfolios is calculated on a pooled basis with individual determination of the allowance of all non-performing loans.

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

Mortgage Servicing Rights

The Company recognizes as an asset the rights to service mortgage loans for others, which are referred to as mortgage servicing rights (MSRs). MSRs are capitalized at the relative fair value of the servicing rights on the date the mortgage loan is sold and are carried at the lower of the capitalized amount, net of accumulated amortization, or fair value. MSRs are capitalized and amortized in proportion to, and over the period of, estimated net servicing income. Each quarter the Company evaluates its MSRs for impairment in accordance with Statement of Financial Accounting Standard (SFAS) No. 140. Loan type and interest rate are the predominant risk characteristics of the underlying loans used to stratify the MSRs for purposes of measuring impairment. If temporary impairment exists, a valuation allowance is established for any excess of amortized cost over the current fair value through a charge to income. If the Company later determines that all or a portion of the temporary impairment no longer exists, a reduction of the valuation allowance is recorded as an increase to income. The valuation of the MSRs is based on various assumptions including the estimated prepayment speeds and default rates of the stratified portfolio. Changes in the mix of loans, interest rates, prepayment speeds, or default rates from the estimates used in the valuation of the mortgage servicing rights may have a material effect on the amortization and valuation of MSRs. Although management believes that the assumptions used and the values determined are reasonable, future adjustments may be necessary if economic conditions differ substantially from the economic conditions in the assumptions used to determine the value of the MSRs. The Company does not formally hedge its MSRs because they are hedged naturally by the Company's mortgage origination volume. Generally, as interest rates rise, the origination volume declines and the value of MSRs increases and as interest rates decline, the origination volume increases and the value of MSRs decreases.

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

NET INCOME

The Company's net income for the first quarter of 2005 was $2.8 million, up $695,000, or 32.8%, from net income of $2.1 million for the first quarter of 2004. Basic earnings per share for the first quarter of 2005 were $0.74, an increase of $0.20, from $0.54 basic earnings per share for the same quarter of 2004. Diluted earnings per common share for the first quarter of 2005 were $0.70, up $0.18, from $0.52 for the first quarter of 2004.

NET INTEREST INCOME

Net interest income was $8.7 million for the first quarter of 2005, an increase of $1.4 million, or 19.8%, compared to $7.2 million for the first quarter of 2004. Interest income was $14.2 million for the first quarter of 2005, an increase of $1.8 million, or 14.9%, from $12.4 million for the first quarter of 2004. Interest income increased primarily because of an increase in the average interest-earning assets and because of a change in the mix of assets between the periods. The increase in interest-earning assets was caused primarily by the $109 million increase in the commercial loans between the periods. The increase in interest income on commercial loans was partially offset by lower interest income on the single-family loan and investment portfolios due to a decrease in the outstanding balances and lower interest rates of these portfolios in the first quarter of 2005 when compared to the same period in 2004. The yield earned on interest-earning assets was 6.21% for the first quarter of 2005, an increase of 30 basis points from the 5.91% yield for the first quarter of 2004.

Interest expense was $5.5 million for the first quarter of 2005, an increase of $406,000, or 7.9%, compared to $5.1 million for the first quarter of 2004. Interest expense increased because of the $116 million in deposit growth that was experienced between the periods. The increase in interest expense caused by the additional deposits was partially offset by a decrease in the average interest rate paid on deposits. The decrease in the average interest rate between the periods was primarily the result of lower interest rates paid on certificates of deposit and FHLB advances. The average interest rate paid on interest-bearing liabilities was 2.56% for the first quarter of 2005, a decrease of 2 basis points from the 2.58% paid for the first quarter of 2004.

Net interest margin (net interest income divided by average interest earning assets) for the first quarter of 2005 was 3.79%, an increase of 33 basis points, compared to 3.46% for the first quarter of 2004.

PROVISION FOR LOAN LOSSES

The provision for loan losses is recorded to bring the allowance for loan losses to a level deemed appropriate by management based on factors disclosed in the critical accounting policy previously discussed. The provision for loan losses was $636,000 for the first quarter of 2005, a decrease of $183,000, compared to $819,000 for the first quarter of 2004. The provision for loan losses for the first quarter of 2005 decreased despite the $14 million of additional loan growth experienced in the quarter when compared to the same period in 2004. The increase in the provision related to the additional loan growth was entirely offset by a decrease in the provision due to fewer commercial loan risk rating downgrades in the first quarter of 2005 when compared to the same period of 2004.

A reconciliation of the Company's allowance for loan losses is summarized as follows:

                           2005         2004
                        ----------   ---------
Balance at January 1,   $8,995,892   6,939,602
Provision                  636,000     819,000
Charge offs               (271,737)   (206,078)
Recoveries                  33,420       4,381
                        ----------   ---------
Balance at March 31,    $9,393,575   7,556,905
                        ==========   =========

NON-INTEREST INCOME

Non-interest income was $1.4 million for the first quarter of 2005, a decrease of $110,000, or 7.1%, from $1.5 million for the first quarter of 2004. Non-interest income decreased $119,000 because of lower gains on sales of loans due to the decreased mortgage loan activity in the first quarter of 2005 when compared to the same period in 2004. Mortgage loan activity slowed in the first quarter of 2005 due to the increase in mortgage interest rates from the first quarter of 2004. Fees and service charges increased $34,000 between the periods primarily due to increased business banking and debit card activity. Other non-interest income decreased $29,000 primarily because of decreased revenues from the sale of uninsured investment products.

NON-INTEREST EXPENSE

Non-interest expense was $5.3 million for the first quarter of 2005, an increase of $364,000, or 7.4%, from $4.9 million for the first quarter of 2004. Compensation expense increased $246,000 primarily because of increases in health insurance costs and because of annual payroll cost increases. Occupancy expense increased $111,000 due to the additional corporate office facilities occupied in the first quarter of 2005 and because of an increase in amortization expense as a result of various software upgrades between the periods. Data processing costs increased $47,000 due to increases in the services provided by the Bank's third party processor between the periods.

INCOME TAX EXPENSE

Income tax expense increased $446,000 between the periods due to increased taxable income and an increased effective tax rate. The effective tax rate increased from 30.0% in the first quarter of 2004 to 32.5% in the first quarter of 2005 primarily because of changes in state tax allocations and a decrease in tax exempt income as a percentage of income. The Company has a Real Estate Investment Trust (REIT) and related company that acquire and hold mortgage assets and other authorized investments to generate income. These entities are consolidated with the Bank and are therefore included in the consolidated financial statements of the Company. The REIT must meet specific provisions of the Internal Revenue Code (IRC) to continue to qualify as a REIT. State laws may also impose limitations or restrictions on the operations of the REIT and related company. These laws are subject to change and are currently under review in Minnesota. If these companies fail to meet any of the required provisions of Federal and state tax laws or if the state tax laws change unfavorably, the Company's tax expense would increase.

NON-PERFORMING ASSETS

The following table summarizes the amounts and categories of non-performing assets in the Bank's portfolio at March 31, 2005 and December 31, 2004.

                                                       March 31,   December 31,
(Dollars in Thousands)                                    2005         2004
----------------------                                 ---------   ------------
Non-Accruing Loans:
   One-to-four family real estate                       $   686      $ 1,864
   Commercial real estate                                 1,091        1,114
   Consumer                                                 313          472
   Commercial business                                      261          261
                                                        -------      -------
   Total                                                  2,351        3,711
                                                        -------      -------
Accruing loans delinquent 90 days or more:
One-to-four family                                        1,154          628
Other assets                                                201          201
Foreclosed and Repossessed Assets:
   One-to-four family real estate                         1,059          141
   Consumer                                                 169          201
                                                        -------      -------
Total non-performing assets                             $ 4,934      $ 4,882
                                                        =======      =======
Total as a percentage of total assets                      0.50%        0.51%
                                                        =======      =======
Total non-performing loans                              $ 3,505      $ 4,339
                                                        =======      =======
Total as a percentage of total loans receivable, net       0.43%        0.55%
                                                        =======      =======
Allowance for loan loss to non-performing loans          267.99%      207.30%
                                                        =======      ======

Total non-performing assets were $4.9 million at March 31, 2005, an increase of $52,000, from $4.9 million at December 31, 2004. During the first quarter of 2005, the following activity occurred related to non-performing assets: $982,000 of previously performing loans were classified as non-performing, $1.2 million in non-performing loans were foreclosed or repossessed, $268,000 in loans were charged off as a loss, $91,000 in foreclosed assets were sold, and $645,000 in loans were reclassified as performing.

DIVIDENDS

On April 26, 2005 the Company declared a cash dividend of $0.22 per share, payable on June 8, 2005 to shareholders of record on May 20, 2005.

During the first quarter of 2005, the Company declared and paid dividends as follows:

   Record date       Payable date   Dividend per share   Dividend Payout Ratio
   -----------      -------------   ------------------   ---------------------
February 18, 2005   March 7, 2005          $0.22                 41.51%

The annualized dividend payout ratio for the past four quarters, ending with the June 8, 2005 payment will be 35.34%.

The declaration of dividends are subject to, among other things, the Company's financial condition and results of operations, the Bank's compliance with its regulatory capital requirements including the fully phased-in capital requirements, tax considerations, industry standards, economic conditions, regulatory restrictions, general business practices and other factors.

LIQUIDITY

For the quarter ended March 31, 2005, the net cash provided by operating activities was $5.4 million. The Company collected $8.5 million in principal repayments and maturities on securities during the quarter. It purchased $5.0 million in securities and $454,000 in premises and equipment and paid out $31.4 million relating to an increase in net loans receivable. The Company had a net increase in deposit balances of $29.0 million during the quarter, received $25,000 related to the exercise of HMN stock options, paid $842,000 in dividends to its shareholders and paid $972,000 to purchase treasury stock.

The Company has certificates of deposits with outstanding balances of $221.8 million that come due over the next 12 months. Based upon past experience management anticipates that the majority of the deposits will renew for another term. The Company believes that deposits which do not renew will be replaced with deposits from other customers or brokers, or funded with advances from the FHLB. Management does not anticipate that it will have a liquidity problem due to maturing deposits.

The Company has $110.9 million of FHLB advances that mature beyond March 31, 2006 but have call features that can be exercised by the FHLB during the next 12 months. If the call features are exercised, the Company has the option of requesting any advance otherwise available to it pursuant to the credit policy of the FHLB. Since the Company has the ability to request another advance to replace the advance that is being called, management does not anticipate that it will have a liquidity problem due to advances being called by the FHLB during the next 12 month period.

MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its investing, lending and deposit taking activities. Management actively monitors and manages its interest rate risk exposure.

The Company's profitability is affected by fluctuations in interest rates. A sudden and substantial increase in interest rates may adversely impact the Company's earnings to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Company monitors the projected changes in net interest income that occur if interest rates were to suddenly change up or down. The Rate Shock Table located in the Asset/Liability Management section of this report, which follows, discloses the Company's projected changes in net interest income based upon immediate interest rate changes called rate shocks.

The Company utilizes a model that uses the discounted cash flows from its interest-earning assets and its interest-bearing liabilities to calculate the current market value of those assets and liabilities. The model also calculates the changes in market value of the interest-earning assets and interest-bearing liabilities due to different interest rate changes. The Company believes that over the next twelve months interest rates potentially could fluctuate in a range of 200 basis points up or 100 basis points down from where the rates were at March 31, 2005. The Company does not have a trading portfolio. The following table discloses the projected changes in market value to the Company's interest-earning assets and interest-bearing liabilities based upon incremental 100 basis point changes in interest rates from interest rates in effect on March 31, 2005.

Other than trading portfolio                                    Market Value
(Dollars in thousands)                            ---------------------------------------
Basis point change in interest rates                -100         0        +100      +200
------------------------------------              --------    -------   -------   -------
Total market risk sensitive assets ............   $987,022    980,588   969,972   957,603
Total market risk sensitive liabilities .......    887,315    873,497   859,743   849,098
Off-balance sheet financial instruments .......       (190)         0       (50)      (69)
                                                  --------    -------   -------   -------
Net market risk ...............................   $ 99,897    107,091   110,279   108,574
                                                  ========    =======   =======   =======
Percentage change from current market value ...      (6.72)%     0.00%     2.98%     1.38%
                                                  ========    =======   =======   =======

The preceding table was prepared utilizing the following assumptions (the Model Assumptions) regarding prepayment and decay ratios which were determined by management based upon their review of historical prepayment speeds and future prepayment projections. Fixed rate loans were assumed to prepay at annual rates of between 5% to 76%, depending on the note rate and the period to maturity. Adjustable rate mortgages (ARMs) were assumed to prepay at annual rates of between 10% and 33%, depending on the note rate and the period to maturity. Growing Equity Mortgage (GEM) loans were assumed to prepay at annual rates of between 5% and 52% depending on the note rate and the period to maturity. Mortgage-backed securities and Collateralized Mortgage

Obligations (CMOs) were projected to have prepayments based upon the underlying collateral securing the instrument and the related cash flow priority of the CMO tranche owned. Certificate accounts were assumed not to be withdrawn until maturity. Passbook accounts were assumed to decay at an annual rate of 30% and money market accounts were assumed to decay at an annual rate of 40%. Non-interest checking accounts were assumed to decay at an annual rate of 33% and NOW accounts were assumed to decay at an annual rate of 29%. FHLB advances were projected to be called at the first call date where the projected interest rate on similar remaining term advances exceeded the interest rate on the callable advance.

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

ASSET/LIABILITY MANAGEMENT

The Company's management reviews the impact that changing interest rates will have on its net interest income projected for the twelve months following March 31, 2005 to determine if its current level of interest rate risk is acceptable. The following table projects the estimated annual impact on net interest income of immediate interest rate changes called rate shocks.

   Rate Shock     Net Interest   Percentage
in Basis Points      Income        Change
---------------   ------------   ----------
      +200         $40,228,000      7.96%
      +100          38,874,000      4.32%
         0          37,263,000      0.00%
      -100          36,020,000     (3.34)%

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

In an attempt to manage its exposure to changes in interest rates, management closely monitors interest rate risk. The Bank has an Asset/Liability Committee which meets frequently to discuss changes in the interest rate risk position and projected profitability. The Committee makes adjustments to the asset liability position of the Bank which are reviewed by the Board of Directors of the Bank. This Committee also reviews the Bank's portfolio, formulates investment strategies and oversees the timing and implementation of transactions to assure attainment of the Board's objectives in the most effective manner. In addition, each quarter the Board reviews the Bank's asset/liability position, including simulations of the effect on the Bank's capital of various interest rate scenarios.

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

To the extent consistent with its interest rate spread objectives, the Bank attempts to manage its interest rate risk and has taken a number of steps to restructure its balance sheet in order to better match the maturities of its assets and liabilities. The Bank has primarily focused its fixed rate one-to-four family residential lending program on loans that are saleable to third parties and only places fixed rate loans that meet certain risk characteristics into its loan portfolio. The Bank does place into portfolio adjustable rate single-family loans that reprice over a one, three or five-year period. The Bank's commercial loan production has primarily been in adjustable rate loans and the fixed rate commercial loans placed in portfolio have been shorter-term loans, usually with maturities of five years or less, in order to lower the Company's interest rate risk exposure.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal controls. There was no change in the Company's internal controls over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

     HMN FINANCIAL, INC.

     PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

     None.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     (a) and (b) Not applicable

     (c) Information Regarding Share Repurchases

                                                                       (c) Total Number of
                                       (a) Total                       Shares Purchased as     (d) Maximum Number
                                       Number of                         Part of Publicly    of Shares that May Yet
                                         Shares    (b) Average Price    Announced Plans or   Be Purchased Under the
Period                                 Purchased     Paid per Share          Programs           Plans or Programs
------                                 ---------   -----------------   -------------------   ----------------------
January 1 through January 31, 2005       20,000          $32.30               20,000                 207,000
February 1 through February 28, 2005     10,000           32.60               10,000                 197,000
March 1 through March 31, 2005                0               0                    0                 197,000
                                         ------          ------               ------
Total                                    30,000          $32.40               30,000
                                         ======          ======               ======

(1) On February 24, 2004, the Board of Directors authorized a repurchase program for 350,000 shares of the Company's common stock. This program expires on August 24, 2005.

ITEM 3. Defaults Upon Senior Securities.

     Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders.

     None.

ITEM 5. Other Information.

     None.

ITEM 6. Exhibits.

     See Index to Exhibits on page 24 of this report.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HMN FINANCIAL, INC.
                                        Registrant


Date: May 4, 2005                       /s/ Michael McNeil
                                        ----------------------------------------
                                        Michael McNeil,
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)
                                        (Duly Authorized Representative)


Date: May 4, 2005                       /s/ Jon Eberle
                                        ----------------------------------------
                                        Jon Eberle,
                                        Chief Financial Officer
                                        (Principal Financial Officer)

                               HMN FINANCIAL, INC.
                                INDEX TO EXHIBITS
                                  FOR FORM 10-Q

                                                                               Sequential
                                                              Reference      Page Numbering
Regulation                                                     to Prior      Where Attached
    S-K                                                       Filing or       Exhibits Are
  Exhibit                                                      Exhibit       Located in This
  Number                Document Attached Hereto                Number      Form 10-Q Report
----------              ------------------------              ---------   --------------------
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

*2 Incorporated by reference Exhibit 3 to the Company's Current Report on Form 8-K dated February 22, 2005, filed on February 23, 2005 (File 0-24100).

*3 Incorporated by reference to the same numbered exhibit to the Company's Registration Statement on Form S-1 dated April 1, 1994 (File No. 33-77212).