Form 10-Q
period 2005-06-30
HMN FINANCIAL INC
filed 2005-08-04
CIK 921183

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) FOR THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________ to _________

      Commission File Number 0-24100

                               HMN FINANCIAL, INC.
             (Exact name of Registrant as specified in its Charter)

                  Delaware                                  41-1777397
---------------------------------------------    -------------------------------
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification
              or organization)                                Number)

    1016 Civic Center Drive N.W., Rochester, MN                    55901
    -------------------------------------------                 -----------
      (Address of principal executive offices)                  (ZIP Code)

Registrant's telephone number, including area code:           (507) 535-1200
                                                             -----------------

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

         Yes [X]           No [ ]

Indicate the number of shares outstanding of each of the issuer's common stock as of the latest practicable date.

            Class                            Outstanding at July 25, 2005
-----------------------------                -----------------------------
Common stock, $0.01 par value                          4,407,494

                               HMN FINANCIAL, INC.

                                    CONTENTS

                                                                                                              Page
                                                                                                              ----
PART I - FINANCIAL INFORMATION

         Item 1:  Financial Statements (unaudited)

                      Consolidated Balance Sheets at
                      June 30, 2005 and December 31, 2004............................................            3

                      Consolidated Statements of Income for the
                      Three Months Ended and Six Months Ended June 30, 2005 and 2004.................            4

                      Consolidated Statement of Stockholders' Equity
                      for the Six Month Period Ended June 30, 2005...................................            5

                      Consolidated Statements of Cash Flows for
                      the Six Months Ended June 30, 2005 and 2004....................................            6

                      Notes to Consolidated Financial Statements.....................................         7-14

         Item 2:  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations............................................        15-22

         Item 3:  Quantitative and Qualitative Disclosures about Market Risk
                      Discussion included in Item 2 under Market Risk................................           20

         Item 4:  Controls and Procedures............................................................           22

PART II - OTHER INFORMATION

         Item 1:  Legal Proceedings..................................................................           23

         Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds........................           23

         Item 3:  Defaults Upon Senior Securities....................................................           23

         Item 4:  Submission of Matters to a Vote of Security Holders................................           23

         Item 5:  Other Information..................................................................           24

         Item 6:  Exhibits...........................................................................           24

         Signatures..................................................................................           25

PART I - FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

                      HMN FINANCIAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                  June 30,           December 31,
                                                                                    2005                 2004
                                                                               -------------         ------------
                                                                                (unaudited)
                             ASSETS
Cash and cash equivalents..........................................            $  24,516,684           34,298,394
Securities available for sale, at fair value:
   Mortgage-backed and related securities
    (amortized cost $8,506,330 and $9,509,377).....................                8,219,664            9,150,871
    Other marketable securities
     (amortized cost $92,072,767 and $95,097,051)..................               91,052,866           94,521,512
                                                                               -------------          -----------
                                                                                  99,272,530          103,672,383
                                                                               -------------          -----------

Loans held for sale................................................                4,289,583            2,711,760
Loans receivable, net..............................................              819,939,562          783,213,262
Accrued interest receivable........................................                4,129,442            3,694,133
Real estate, net...................................................                  789,608              140,608
Federal Home Loan Bank stock, at cost..............................                9,628,200            9,292,800
Mortgage servicing rights, net.....................................                2,962,515            3,231,242
Premises and equipment, net........................................               12,326,990           12,464,265
Investment in limited partnerships.................................                  154,048              168,258
Goodwill...........................................................                3,800,938            3,800,938
Core deposit intangible, net.......................................                  276,689              333,617
Prepaid expenses and other assets..................................                2,430,740            2,638,681
Deferred tax asset.................................................                1,144,300            1,012,700
                                                                               -------------          -----------
    Total assets...................................................            $ 985,661,829          960,673,041
                                                                               =============          ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits...........................................................            $ 720,230,277          698,902,185
Federal Home Loan Bank advances....................................              170,900,000          170,900,000
Accrued interest payable...........................................                1,904,438            1,314,356
Customer escrows...................................................                  649,637              762,737
Accrued expenses and other liabilities.............................                5,419,330            5,022,927
                                                                               -------------          -----------
    Total liabilities..............................................              899,103,682          876,902,205
                                                                               -------------          -----------
Commitments and contingencies
Stockholders' equity:
    Serial preferred stock ($.01 par value):
     authorized 500,000 shares; issued and outstanding none........                        0                    0
    Common stock ($.01 par value):
     authorized 11,000,000; issued shares 9,128,662................                   91,287               91,287
Additional paid-in capital.........................................               57,867,348           57,875,595
Retained earnings, subject to certain restrictions.................               95,036,871           91,408,028
Accumulated other comprehensive loss...............................                 (845,366)            (604,446)
Unearned employee stock ownership plan shares......................               (4,447,586)          (4,544,300)
Unearned compensation restricted stock awards......................                 (275,197)                   0
Treasury stock, at cost 4,721,168 and 4,708,798 shares.............              (60,869,210)         (60,455,328)
                                                                               -------------          -----------
    Total stockholders' equity.....................................               86,558,147           83,770,836
                                                                               -------------          -----------
Total liabilities and stockholders' equity.........................            $ 985,661,829          960,673,041
                                                                               =============          ===========

See accompanying notes to consolidated financial statements.

                      HMN FINANCIAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                         Three Months Ended                 Six Months Ended
                                                              June 30,                          June 30,
                                                    ----------------------------       ---------------------------
                                                         2005            2004             2005            2004
                                                    --------------    ----------       ----------       ----------
Interest income:
   Loans receivable............................     $   13,769,340    11,486,417       27,102,359       22,977,681
   Securities available for sale:
      Mortgage-backed and related..............             84,288        92,428          174,056          211,292
      Other marketable.........................            654,182       766,391        1,295,938        1,449,798
   Cash equivalents............................            175,671        40,042          227,940           66,340
   Other.......................................             89,232        41,398          168,760           77,820
                                                    --------------    ----------       ----------       ----------
      Total interest income....................         14,772,713    12,426,676       28,969,053       24,782,931
                                                    --------------    ----------       ----------       ----------

Interest expense:
   Deposits....................................          4,199,791     2,894,319        7,902,422        5,824,353
   Federal Home Loan Bank advances.............          1,826,501     2,165,680        3,649,192        4,354,635
                                                    --------------    ----------       ----------       ----------
      Total interest expense...................          6,026,292     5,059,999       11,551,614       10,178,988
                                                    --------------    ----------       ----------       ----------
      Net interest income......................          8,746,421     7,366,677       17,417,439       14,603,943
Provision for loan losses......................            907,000       447,000        1,543,000        1,266,000
                                                    --------------    ----------       ----------       ----------
      Net interest income after provision
        for loan losses........................          7,839,421     6,919,677       15,874,439       13,337,943
                                                    --------------    ----------       ----------       ----------

Non-interest income:
   Fees and service charges....................            685,357       704,651        1,287,954        1,273,201
   Mortgage servicing fees.....................            303,363       290,849          596,343          578,080
   Securities gains, net.......................                  0         1,361                0            1,361
   Gains on sales of loans.....................            324,173       506,862          617,489          919,231
   Earnings (losses) in limited partnerships...             (6,500)       (6,500)         (14,210)         (13,117)
   Other.......................................            268,206       183,048          513,754          457,797
                                                    --------------    ----------       ----------       ----------
      Total non-interest income................          1,574,599     1,680,271        3,001,330        3,216,553
                                                    --------------    ----------       ----------       ----------

Non-interest expense:
   Compensation and benefits...................          2,784,578     2,581,764        5,558,682        5,110,242
   Occupancy...................................          1,041,460       871,170        2,036,714        1,755,772
   Deposit insurance premiums..................             34,619        27,794           62,525           46,499
   Advertising.................................            105,765        87,850          189,673          175,396
   Data processing.............................            245,351       228,721          482,839          419,286
   Amortization of mortgage servicing
     rights,  net of valuation adjustments.....            271,089       302,184          510,122          555,633
   Other.......................................          1,038,805       897,762        1,971,497        1,860,336
                                                    --------------    ----------       ----------       ----------
      Total non-interest expense...............          5,521,667     4,997,245       10,812,052        9,923,164
                                                    --------------    ----------       ----------       ----------
      Income before income tax expense.........          3,892,353     3,602,703        8,063,717        6,631,332
Income tax expense                                       1,392,900     1,105,500        2,749,200        2,016,000
                                                    --------------    ----------       ----------       ----------
      Income before minority interest..........          2,499,453     2,497,203        5,314,517        4,615,332
Minority interest..............................                  0            43                0           (2,288)
                                                    --------------    ----------       ----------       ----------
      Net income...............................     $    2,499,453     2,497,160        5,314,517        4,617,620
                                                    ==============    ==========       ==========       ==========
Basic earnings per share.......................     $         0.65          0.65             1.39             1.19
                                                    ==============    ==========       ==========       ==========
Diluted earnings per share.....................     $         0.62          0.62             1.33             1.13
                                                    ==============    ==========       ==========       ==========

See accompanying notes to consolidated financial statements.

                      HMN FINANCIAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2005
                                   (unaudited)

                                                                                Unearned
                                                                Accumulated     Employee
                                                                   Other         Stock      Unearned                    Total
                                        Additional              Comprehensive   Ownership  Compensation                Stock-
                               Common    Paid-in     Retained      Income         Plan      Restricted    Treasury     Holders'
                               Stock     Capital     Earnings      (Loss)        Shares    Stock Awards     Stock       Equity
                               -------  ----------  ----------  -------------  ----------  ------------  -----------  ----------
Balance, December 31, 2004     $91,287  57,875,595  91,408,028       (604,446) (4,544,300)            0  (60,455,328) 83,770,836
  Net income                                         5,314,517                                                         5,314,517
  Other comprehensive income,
     net of tax:
    Net unrealized losses on
     securities available for
     sale                                                            (240,920)                                          (240,920)
                                                                                                                       ---------
  Total comprehensive income                                                                                           5,073,597
  Purchase of treasury stock                                                                                (972,000)   (972,000)
  Employee stock options
     exercised                            (228,013)                                                          252,900      24,887
  Tax benefits of exercised
     stock options                          22,240                                                                        22,240
  Unearned compensation
     restricted stock awards                15,616                                             (326,528)     310,912           0
  Restricted stock awards
     cancelled                                (286)                                               5,980       (5,694)          0
  Amortization of restricted
     stock awards                                                                                45,351                   45,351
  Dividends paid                                    (1,685,674)                                                       (1,685,674)
  Earned employee stock
     ownership plan shares                 182,196                                 96,714                                278,910
                               -------  ----------  ----------       --------  ----------      --------  -----------  ----------
Balance, June 30, 2005         $91,287  57,867,348  95,036,871       (845,366) (4,447,586)     (275,197) (60,869,210) 86,558,147
                               =======  ==========  ==========       ========  ==========      ========  ===========  ==========

See accompanying notes to consolidated financial statements.

                      HMN FINANCIAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                               Six Months Ended
                                                                                                   June 30,
                                                                                       -------------------------------
                                                                                             2005            2004
                                                                                       ---------------    ------------
Cash flows from operating activities:
   Net income.....................................................................     $     5,314,517       4,617,620
   Adjustments to reconcile net income to cash provided by operating activities:
     Provision for loan losses....................................................           1,543,000       1,266,000
     Depreciation.................................................................             867,160         777,836
     Amortization of discounts, net...............................................            (324,753)       (109,254)
     Amortization of deferred loan fees...........................................            (373,394)       (572,132)
     Amortization of core deposit intangible......................................              56,928          56,928
     Amortization of mortgage servicing rights....................................             510,122         555,633
     Capitalized mortgage servicing rights........................................            (241,395)       (443,307)
     Securities gains, net........................................................                   0          (1,361)
     Losses (gains) on sales of real estate.......................................              (8,220)         19,810
     Gains on sales of loans......................................................            (617,489)       (919,231)
     Proceeds from sale of real estate............................................             364,978         256,735
     Proceeds from sale of loans held for sale....................................          36,598,189      50,943,298
     Disbursements on loans held for sale.........................................         (37,540,037)    (47,263,609)
     Amortization of restricted stock awards......................................              45,351               0
     Amortization of unearned ESOP shares.........................................              96,714          96,912
     Earned employee stock ownership shares priced above original cost............             182,196         143,982
     Increase in accrued interest receivable......................................            (435,309)        (68,414)
     Increase in accrued interest payable.........................................             590,082          90,655
     Equity losses of limited partnerships........................................              14,210          13,117
     Equity losses of minority interest...........................................                   0          (2,288)
     Decrease in other assets.....................................................             264,105         597,761
     Increase (decrease) in other liabilities.....................................             343,993      (1,896,949)
     Other, net...................................................................              (3,647)       (176,592)
                                                                                       ---------------     -----------
      Net cash provided by operating activities...................................           7,247,301       7,983,150
                                                                                       ---------------     -----------
Cash flows from investing activities:
   Proceeds from sales of securities available for sale...........................                   0      10,119,950
   Principal collected on securities available for sale...........................           1,064,052       3,152,402
   Proceeds collected on maturities of securities available for sale..............           8,000,000               0
   Purchases of securities available for sale.....................................          (4,991,400)    (19,955,262)
   Redemption of interest in limited partnership..................................                   0         422,474
   Purchase of Federal Home Loan Bank Stock.......................................          (1,904,100)       (540,300)
   Redemption of Federal Home Loan Bank Stock.....................................           1,568,700         606,500
   Net increase in loans receivable...............................................         (38,897,415)    (34,996,464)
   Purchases of premises and equipment............................................            (725,547)     (1,122,647)
                                                                                       ---------------     -----------
      Net cash used by investing activities.......................................        (35,885,710)     (42,313,347)
                                                                                       ---------------     -----------
Cash flows from financing activities:
   Increase in deposits...........................................................          21,602,586      75,762,987
   Purchase of treasury stock.....................................................            (972,000)     (2,180,650)
   Stock options exercised........................................................              24,887          27,634
   Dividends to stockholders......................................................          (1,685,674)     (1,558,203)
   Proceeds from Federal Home Loan Bank advances..................................          48,500,000      16,500,000
   Repayment of Federal Home Loan Bank advances...................................         (48,500,000)    (21,500,000)
   Decrease in customer escrows...................................................            (113,100)    (21,579,577)
                                                                                       ---------------     -----------
      Net cash provided by financing activities...................................          18,856,699      45,472,191
                                                                                       ---------------     -----------
      Increase (decrease) in cash and cash equivalents............................          (9,781,710)     11,141,994
Cash and cash equivalents, beginning of period....................................          34,298,394      30,496,823
                                                                                       ---------------     -----------
Cash and cash equivalents, end of period..........................................     $    24,516,684      41,638,817
                                                                                       ===============    ============
Supplemental cash flow disclosures:
   Cash paid for interest.........................................................     $    10,961,532      10,088,333
   Cash paid for income taxes.....................................................           3,642,000       4,554,500
Supplemental noncash flow disclosures:
   Transfer of loans to real estate...............................................           1,006,259         434,960

See accompanying notes to consolidated financial statements.

                      HMN FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

                             JUNE 30, 2005 AND 2004

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

(2) BASIS OF PREPARATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statement of stockholders' equity and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The statement of income for the six-month period ended June 30, 2005 is not necessarily indicative of the results which may be expected for the entire year.

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

(4) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company has commitments outstanding to extend credit to future borrowers or to purchase loans that had not closed prior to the end of the quarter which it intends to sell. These commitments are referred to as its mortgage pipeline. As commitments or purchased loans enter the mortgage pipeline, the Company generally enters into commitments to sell the mortgage pipeline into the secondary market. The commitments to originate, purchase or sell loans are derivatives. As a result of marking to market the mortgage pipeline and the related commitments to sell for the period ended June 30, 2005, the Company recorded an increase in other assets of $66,046 and an increase in other liabilities of $66,046.

The current commitments to sell loans held for sale are derivative instruments that do not qualify for hedge accounting. As a result, these derivatives are marked to market. The loans held for sale that are not hedged are recorded at the lower of cost or market. The Company recorded a lower of cost or market adjustment of $9,882, a decrease in other assets of $9,882, an increase in other liabilities of $8,604 and a net loss in the gain on sales of loans of $8,604.

(5) COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity during a period from transactions and other events from nonowner sources. Comprehensive income is the total of net income and other comprehensive income, which for the Company is comprised of unrealized gains and losses on securities available for sale. The components of other comprehensive income and the related tax effects were as follows:

                                                                 For the three months ended June 30,
                                       ----------------------------------------------------------------------------------------
(Dollars in thousands)                                   2005                                          2004
-------------------------------        ------------------------------------------    ------------------------------------------
Securities available for sale:         Before tax      Tax effect     Net of tax     Before tax      Tax effect     Net of tax
                                       ----------      ----------     ----------     ----------      ----------     ----------
Gross unrealized gains (losses)
  arising during the period            $      386             136            250         (2,253)           (795)        (1,458)
Reclassification of net gains
  included in net income                        0               0              0             (1)              0             (1)
                                       ----------      ----------     ----------     ----------      ----------     ----------
Net unrealized gains (losses)
  arising during the period                   386             136            250         (2,254)           (795)        (1,459)
                                       ----------      ----------     ----------     ----------      ----------     ----------
Other comprehensive income             $      386             136            250         (2,254)           (795)        (1,459)
                                       ==========      ==========     ==========     ==========      ==========     ==========

                                                                  For the six months ended June 30,
                                       ----------------------------------------------------------------------------------------
(Dollars in thousands)                                   2005                                          2004
                                       ------------------------------------------    ------------------------------------------
Securities available for sale:         Before tax      Tax effect     Net of tax     Before tax      Tax effect     Net of tax
                                       ----------      ----------     ----------     ----------      ----------     ----------
Gross unrealized losses arising
  during the period                    $     (373)           (132)          (241)        (1,499)           (529)          (970)
Reclassification of net gains
  included in net income                        0               0              0             (1)              0             (1)
                                       ----------      ----------     ----------     ----------      ----------     ----------
Net unrealized losses arising
  during the period                          (373)           (132)          (241)        (1,500)           (529)          (971)
                                       ----------      ----------     ----------     ----------      ----------     ----------
Other comprehensive income             $     (373)           (132)          (241)        (1,500)           (529)          (971)
                                       ==========      ==========     ==========     ==========      ==========     ==========

(6) INVESTMENT IN LIMITED PARTNERSHIPS

During the second quarter of 2005 the Company recognized $6,500 of losses on low income housing partnerships. During 2005 the Company anticipates receiving low income housing credits totaling $42,000 of which $10,500 were credited to current income tax benefits.

During the second quarter of 2004 the Company's proportionate gains from common stock investments in financial institutions was $803 and it recognized $7,420 of losses on low income housing partnerships. During 2004 the Company received low income housing credits totaling $84,000 of which $21,000 were credited to current income tax benefits.

During the six month period ended June 30, 2005 the Company recognized $14,210 of losses on low income housing partnerships. During 2005, the Company anticipates receiving low income housing credits totaling $42,000 of which $21,000 were credited to current income tax benefits.

During the six month period ended June 30, 2004, the Company's proportionate shares of gains from common stock investments in financial institutions was $803 and it recognized $13,920 of losses on low income housing partnerships. During 2004, the Company received low income housing credits totaling $84,000 of which $42,000 were credited to current income tax benefits.

(7) SECURITIES AVAILABLE FOR SALE

The following table shows the securities available for sale portfolio's gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous loss position, at June 30, 2005. The Company has reviewed these securities and has concluded that the unrealized losses are temporary and no other-than-temporary impairment has occurred at June 30, 2005.

                                              Less than twelve months                  Twelve months or more          Total
                              --------------------------------------- --------------------------------------  -------------------
                                # of             Fair    Unrealized      # of             Fair    Unrealized   Fair    Unrealized
(Dollars in thousands)        Investments        Value    Losses      Investments         Value     Losses     Value     Losses
                              -----------       -------  ----------   -----------       --------  ----------  -------  ----------
Mortgage backed securities:
    FHLMC                          1            $    25           0          1          $  3,229       (149)  $ 3,254        (149)
    FNMA                           1                 43           0          1             3,778       (155)    3,821        (155)
Other marketable securities:
    FNMA Debt                      2              9,888         (84)         1             4,939        (55)   14,827        (139)
    FHLMC Debt                     2              9,875         (90)         0                 0          0     9,875         (90)
    FHLB Debt                      4             22,823        (141)         8            39,984       (533)   62,807        (674)
    Corporate equity               1              2,844        (117)         0                 0          0     2,844        (117)
                                  --            -------        ----         --          --------       ----   -------      ------
  Total temporarily impaired
    securities                    11            $45,498        (432)        11          $ 51,930       (892)  $97,428      (1,324)
                                  ==            =======        ====         ==          ========       ====   =======      ======

(8) INVESTMENT IN MORTGAGE SERVICING RIGHTS

A summary of mortgage servicing activity is as follows:

                                                   Six Months ended     Twelve Months ended       Six Months ended
                                                     June 30, 2005       December 31, 2004          June 30, 2004
                                                   ----------------     -------------------       ----------------
Mortgage servicing rights

  Balance, beginning of period..............       $      3,231,242               3,447,843              3,447,843

  Originations..............................                241,395                 844,806                443,307

  Amortization..............................               (510,122)             (1,061,407)              (555,634)
                                                   ----------------              ----------              ---------

  Balance, end of period....................              2,962,515               3,231,242              3,335,516
                                                   ----------------              ----------              ---------

Valuation reserve...........................                      0                       0                      0
                                                   ----------------              ----------              ---------

  Mortgage servicing rights, net............       $      2,962,515               3,231,242              3,335,516
                                                   ================              ==========              =========

  Fair value of mortgage servicing rights...       $      4,053,626               4,494,724              5,033,869
                                                   ================              ==========              =========

All of the loans being serviced were single family loans serviced for FNMA under either the mortgage-backed security or individual loan sale program. The following is a summary of the risk characteristics of the loans being serviced at June 30, 2005.

                                                              Weighted        Weighted
                                           Loan Principal      Average         Average     Number of
                                               Balance      Interest Rate  Remaining Term    Loans
                                           --------------   -------------  --------------  ---------
Original term 30 year fixed rate           $  214,967,030       5.90%        338 months       1,894

Original term 15 year fixed rate              221,660,092       5.28%        155 months       2,746

Adjustable rate                                 7,236,626       5.02%        330 months          67

(9) INTANGIBLE ASSETS

The gross carrying amount of intangible assets and the associated accumulated amortization at June 30, 2005 is presented in the table below. Amortization expense for intangible assets was $567,050 for the six-month period ended June 30, 2005.

                                          Gross                                   Unamortized
                                         Carrying      Accumulated  Valuation     Intangible
                                          Amount      Amortization  Adjustment      Assets
                                      --------------  ------------  ----------    -----------
Amortized intangible assets:
     Mortgage servicing rights        $    4,516,670   (1,554,155)           0      2,962,515
     Core deposit intangible               1,567,000   (1,290,311)           0        276,689
                                      --------------   ----------           --      ---------
         Total                        $    6,083,670   (2,844,466)           0      3,239,204
                                      ==============   ==========           ==      =========

The following table indicates the estimated future amortization expense for amortized intangible assets:

                                Mortgage         Core
                               Servicing       Deposit
                                 Rights       Intangible         Total
                               ---------      ----------        -------
Year ended December 31,
2005                             218,257          56,929        275,186
2006                             384,087         113,857        497,944
2007                             305,979         105,903        411,882
2008                             277,207               0        277,207
2009                             250,951               0        250,951

Projections of amortization are based on existing asset balances and the existing interest rate environment as of June 30, 2005. The Company's actual experiences may be significantly different depending upon changes in mortgage interest rates and other market conditions.

(10) EARNINGS PER SHARE

The following table reconciles the weighted average shares outstanding and the income available to common shareholders used for basic and diluted EPS:

                                                    Three Months Ended June 30,        Six Months Ended June 30,
                                                    ---------------------------        -------------------------
                                                       2005            2004              2005          2004
                                                    ------------   ------------        ---------    ------------
Weighted average number of common shares
   outstanding used in basic earnings per
   common share calculation                            3,829,413      3,870,299        3,827,147       3,892,672
Net dilutive effect of:
   Options                                               160,855        173,845          167,321         177,374
   Restricted stock awards                                 8,994              0            8,010               0
                                                    ------------      ---------        ---------       ---------
Weighted average number of shares outstanding
   adjusted for effect of dilutive securities          3,999,262      4,044,144        4,002,478       4,070,046
                                                    ============      =========        =========       =========
Income available to common shareholders             $  2,499,453      2,497,160        5,314,517       4,617,620
Basic earnings per common share                     $       0.65           0.65             1.39            1.19
Diluted earnings per common share                   $       0.62           0.62             1.33            1.13

(11) REGULATORY CAPITAL

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Tier I or Core capital, and Risk-based capital (as defined in the regulations) to total assets (as defined in the regulations). Management believes, as of June 30, 2005, that the Bank meets all capital adequacy requirements to which it is subject.

Management believes that based upon the Bank's capital calculations at June 30, 2005 and other conditions consistent with the Prompt Corrective Actions Provisions of the OTS regulations, the Bank would be categorized as well capitalized.

On June 30, 2005 the Bank's tangible assets and adjusted total assets were $980.4 million and its risk-weighted assets were $818.1 million. The following table presents the Bank's capital amounts and ratios at June 30, 2005 for actual capital, required capital and excess capital including ratios in order to qualify as being well capitalized under the Prompt Corrective Actions regulations.

                                                                                                             To Be Well
                                                                Required to be                           Capitalized Under
                                                                 Adequately                               Prompt Corrective
                                               Actual            Capitalized         Excess Capital      Actions Provisions
                                         -------------------  -------------------  -------------------   ------------------
                                                    Percent             Percent               Percent              Percent
         (in thousands)                               of                  of                    of                   of
                                          Amount   Assets(1)   Amount  Assets (1)   Amount   Assets(1)    Amount  Assets(1)
                                         -------   ---------  -------- ----------  --------  ---------   -------  ---------
Bank stockholder's equity........        $83,326

Plus:
  Net unrealized loss on certain
    securities available for
    sale.........................            687

Less:

  Net unrealized losses on
    certain securities available
    for sale.....................

  Goodwill and core deposit
    intangibles..................          4,078

  Excess mortgage servicing
    rights.......................            480
                                         -------
Tier I or core capital                    79,455
                                         -------

  Tier I capital to adjusted
    total assets.................                     8.10%   $ 39,214    4.00%    $ 40,241    4.10%     $49,018     5.00%

Tier I capital to risk-weighted
    assets.......................                     9.71%   $ 32,722    4.00%    $ 46,733    5.71%     $49,083     6.00%

Plus:
  Allowable allowance for loan
    losses.......................          8,883
                                         -------
Risk-based capital...............        $88,338              $ 65,444             $ 22,894              $81,805
                                         =======

Risk-based capital to risk-
  weighted assets................                    10.80%               8.00%                2.80%                10.00%

(1) Based upon the Bank's adjusted total assets for the purpose of the tangible and core capital ratios and risk-weighted assets for the purpose of the risk-based capital ratio.

In addition, the tangible capital of the Bank was in excess of the minimum 2% required at June 30, 2005.

(12) COMMITMENTS AND CONTINGENCIES

The Bank issued standby letters of credit which guarantee the performance of customers to third parties. The standby letters of credit outstanding at June 30, 2005 were approximately $6.0 million, expire over the next two years, and are collateralized primarily with commercial real estate mortgages. Since the conditions under which the Bank is required to fund the standby letters of credit may not occur, the cash requirements are expected to be less than the total outstanding commitments.

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

                                      Quarter Ended      Quarter Ended    Six Months Ended   Six Months Ended
                                      June 30, 2005      June 30, 2004      June 30, 2005      June 30, 2004
                                      -------------      -------------    ----------------   ----------------
Net income:
  As reported.......................  $   2,499,453          2,497,160           5,314,517          4,617,620
    Deduct:  Total stock-based
    employee compensation expense
    determined under fair value
    based method for all awards, net
    of related tax effects..........         13,655              8,531              22,514             17,061
                                      -------------          ---------           ---------          ---------
  Pro forma.........................      2,485,798          2,488,629           5,292,003          4,600,559
                                      =============          =========           =========          =========
Earnings per common share:

 As reported:

  Basic.............................  $        0.65               0.65                1.39               1.19

  Diluted...........................           0.62               0.62                1.33               1.13

 Pro forma:

  Basic ............................           0.65               0.64                1.38               1.18

  Diluted...........................           0.62               0.62                1.33               1.13

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

                                                                       Home
                                                                      Federal
                                                                      Savings                                Consolidated
(Dollars in thousands)                                                 Bank          Other    Eliminations       Total
----------------------                                              -----------     --------  ------------   ------------
AT OR FOR THE QUARTER ENDED JUNE 30, 2005:

 Interest income - external customers.............................  $    14,749           24             0         14,773

 Non-interest income - external customers.........................        1,582            0             0          1,582

 Earnings (loss) on limited partnerships..........................           (7)           0             0             (7)

 Intersegment interest income.....................................            0            0             0              0

 Intersegment non-interest income.................................           33        2,533        (2,566)             0

 Interest expense.................................................        6,026            0             0          6.026

 Amortization of mortgage servicing rights,
   net valuation adjustments......................................          271            0             0            271

 Other non-interest expense.......................................        5,120          164           (33)         5,251

 Income tax expense (benefit).....................................        1,497         (104)            0          1,393

 Minority interest................................................            0            0             0              0

 Net income.......................................................        2,535        2,498        (2,533)         2,500

 Goodwill.........................................................        3,801            0             0          3,801

 Total assets.....................................................      981,979       87,156       (83,473)       985,662

 Net interest margin..............................................         3.70%          NM            NM           3.70%

 Return on average assets.........................................         1.02%          NM            NM           1.01%

 Return on average realized common equity.........................        12.20%          NM            NM          11.41%

AT OR FOR THE QUARTER ENDED JUNE 30, 2004:

 Interest income - external customers.............................  $    12,415           12             0         12,427

 Non-interest income - external customers.........................        1,687            0             0          1,687

 Earnings (loss) on limited partnerships..........................           (7)           0             0             (7)

 Intersegment interest income.....................................            0            1            (1)             0

 Intersegment non-interest income.................................           39        2,544        (2,583)             0

 Intersegment loan loss provision.................................            0            0             0              0

 Interest expense.................................................        5,061            0            (1)         5,060

 Amortization of mortgage servicing rights, net valuation
   adjustments....................................................          302            0             0            302

 Other non-interest expense.......................................        4,567          167           (39)         4,695

 Income tax expense (benefit).....................................        1,213         (107)            0          1,106

 Minority interest................................................            0            0             0              0

 Net income.......................................................        2,544        2,497        (2,544)         2,497

 Goodwill.........................................................        3,801            0             0          3,801

 Total assets.....................................................      909,610       81,679       (77,191)       914,098

 Net interest margin..............................................         3.46%          NM            NM           3.45%

 Return on average assets.........................................         1.13%          NM            NM           1.12%

 Return on average realized common equity.........................        13.31%          NM            NM          12.06%

NM - Not meaningful

                                                  Home Federal
(Dollars in thousands)                            Savings Bank  Other   Eliminations  Consolidated Total
------------------------------------------------  ------------  ------  ------------  ------------------
AT OR FOR THE SIX MONTHS ENDED JUNE 30, 2005:

  Interest income - external customers..........  $     28,935      34             0              28,969

  Non-interest income - external customers......         3,016       0             0               3,016

  Loss on limited partnerships..................           (14)      0             0                 (14)

  Intersegment interest income..................             0      16           (16)                  0

  Intersegment non-interest income..............            67   5,380        (5,447)                  0

  Interest expense..............................        11,568       0           (16)             11,552

  Amortization of mortgage servicing rights,
    net valuation adjustments...................           510       0             0                 510

  Other non-interest expense....................        10,043     326           (67)             10,302

  Income tax expense (benefit)..................         2,956    (207)            0               2,749

  Minority interest.............................             0       0             0                   0

  Net income....................................         5,383   5,312        (5,380)              5,315

  Goodwill  ....................................         3,801       0             0               3,801

  Total assets..................................       981,979  87,156       (83,473)            985,662

  Net interest margin...........................          3.74%     NM            NM                3.75%

  Return on average assets......................          1.10%     NM            NM                1.09%

  Return on average realized common equity......         13.24%     NM            NM               12.29%

AT OR FOR THE SIX MONTHS ENDED JUNE 30, 2004:

  Interest income - external customers..........  $     24,759      24             0              24,783

  Non-interest income - external customers......         3,230       0             0               3,230

  Earnings (loss) on limited partnerships.......           (14)      1             0                 (13)

  Intersegment interest income..................             0       9            (9)                  0

  Intersegment non-interest income..............           108   4,696        (4,804)                  0

  Interest expense..............................        10,188       0            (9)             10,179

  Amortization of mortgage servicing rights,
     net valuation adjustments..................           556       0             0                 556

  Other non-interest expense....................         9,154     321          (108)              9,367

  Income tax expense (benefit)..................         2,223    (107)            0               2,116

  Minority interest.............................            (2)      0             0                  (2)

  Net income....................................         4,698   4,516        (4,696)              4,518

  Goodwill......................................         3,801       0             0               3,801

  Total assets..................................       909,610  81,679       (77,191)            914,098

  Net interest margin...........................          3.46%     NM            NM                3.46%

  Return on average assets......................          1.06%     NM            NM                1.04%

  Return on average realized common equity......         12.50%     NM            NM               11.14%

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

The earnings of financial institutions, such as the Bank, are significantly affected by prevailing economic and competitive conditions, particularly changes in interest rates, government monetary and fiscal policies, and regulations of various regulatory authorities. Lending activities are influenced by the demand for and supply of single family and commercial properties, competition among lenders, the level of interest rates and the availability of funds. Single family mortgage loan activity was down in the first six months of 2005 when compared to the same period of 2004 due to a decline in refinancing activity, and we expect this trend to continue. Deposit flows and costs of deposits are influenced by prevailing market rates of interest on competing investments, account maturities and the levels of personal income and savings. The interest rates charged by the FHLB on advances to the Bank also have a significant impact on the Bank's overall cost of funds.

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

NET INCOME

The Company's net income was $2.5 million for the second quarter of 2005 the same net income as the second quarter of 2004. Basic earnings per share for the second quarter of 2005 were $0.65, unchanged from the same quarter of 2004. Diluted earnings per common share for the second quarter of 2005 were $0.62, unchanged from the second quarter of 2004.

Net income was $5.3 million for the six month period ended June 30, 2005, an increase of $697,000, or 15.1%, compared to $4.6 million for the six month period ended June 30, 2004. Basic earnings per share were $1.39 for the six months ended June 30, 2005, an increase of $0.20 per share, or 16.8%, from $1.19 for the same six month period in 2004. Diluted earnings per share for the six month period in 2005 were $1.33, up $0.20, or 17.7%, from $1.13 for the same period in 2004.

NET INTEREST INCOME

Net interest income was $8.7 million for the second quarter of 2005, an increase of $1.3 million, or 18.7%, compared to $7.4 million for the second quarter of 2004. Interest income was $14.8 million for the second quarter of 2005, an increase of $2.4 million, or 18.9%, from $12.4 million for the same period in 2004. Interest income increased primarily because of an increase in average interest-earning assets and because of a change in the mix of assets between the periods. The increase in interest-earning assets was caused primarily by the $108 million increase in the average outstanding balance of commercial loans between the periods due to the Company's continued focus on originating commercial loans. The increase in interest income on commercial loans was partially offset by lower interest income on the single-family loan and investment portfolios due to a decrease in the average outstanding balances and lower interest rates of these portfolios in the second quarter of 2005 when compared to the same period of 2004. The lower interest rate on these portfolios is the result of higher interest earning assets maturing or being paid off between the periods. The yield earned on interest-earning assets was 6.25% for the second quarter of 2005, an increase of 43 basis points from the 5.82% yield for the second quarter of 2004.

Interest expense was $6.0 million for the second quarter of 2005, an increase of $966,000, or 19.1%, compared to $5.1 million for the second quarter of 2004. Interest expense increased primarily because of the $84 million increase in the average outstanding balance of deposits and advances between the periods due to an increase in transaction and brokered deposits and because of a 225 basis point increase in the federal funds rate between the periods that resulted in higher interest rates on deposits. Increases in the federal funds rate, which is the rate that banks charge other banks for short term loans, generally increase the rates banks pay for deposits. The average rate paid on interest-bearing liabilities was 2.70% for the second quarter of 2005, an increase of 20 basis points from the 2.50% paid for the second quarter of 2004.

Net interest margin (net interest income divided by average interest earning assets) for the second quarter of 2005 was 3.70%, an increase of 25 basis points, compared to 3.45% for the second quarter of 2004.

Net interest income was $17.4 million for the first six months of 2005, an increase of $2.8 million, or 19.3%, from $14.6 million for the same period in 2004. Interest income was $29.0 million for the six month period ended June

30, 2005, an increase of $4.2 million, or 16.9%, from $24.8 million for the same six month period in 2004. Interest income increased primarily because of an increase in average interest-earning assets and because of a change in the mix of assets between the periods. The increase in interest-earning assets was caused primarily by the $104 million increase in the average outstanding balance of commercial loans between the periods due to the Company's continued focus on originating commercial loans. The increase in interest income on commercial loans was partially offset by lower interest income on the single-family loan and investment portfolios due to a decrease in the outstanding balances and lower interest rates of these portfolios in the first six months of 2005 when compared to the same period in 2004. The yield earned on interest-earning assets was 6.23% for the first six months of 2005, an increase of 36 basis points from the 5.87% yield for the same period of 2004.

Interest expense was $11.6 million for the six month period ended June 30, 2005, an increase of $1.4 million, or 13.5%, compared to $10.2 million for the same period of 2004. Interest expense increased primarily because of the $81 million increase in the average outstanding balance of deposits and advances between the periods and because of the 225 basis point increase in the federal funds rate between the periods that resulted in higher interest rates on deposits. Increases in the federal funds rate, which is the rate that banks charge other banks for short term loans, generally increase the rates banks pay for deposits. Interest expense increased $418,000 due to increased interest rates paid and $954,000 due to the increase in interest-bearing liabilities between the periods. The average interest rate paid on interest-bearing liabilities was 2.63% for the first six months of 2005, an increase of 9 basis points from the 2.54% paid for the first six months of 2004.

Net interest margin (net interest income divided by average interest earning assets) for the first six months of 2005 was 3.75%, an increase of 29 basis points, compared to 3.46% for the same period of 2004.

PROVISION FOR LOAN LOSSES

The provision for loan losses is recorded to bring the allowance for loan losses to a level deemed appropriate by management based on factors disclosed in the critical accounting policies previously discussed. The provision for loan losses was $907,000 for the second quarter of 2005, an increase of $460,000, or 102.9%, from $447,000 for the second quarter of 2004. The provision for loan losses was $1.5 million for the six month period of 2005, an increase of $277,000, or 21.9%, from $1.3 million for the same six month period in 2004. The provision for loan losses increased primarily because of increases in the allowance on several commercial real estate loans totaling $8.0 million that were determined to be impaired and classified as non-accruing during the first six months of 2005. Total non-performing assets were $12.5 million at June 30, 2005, an increase of $7.6 million, or 155.5%, from $4.9 million at December 31, 2004. Non-performing loans increased $7.0 million, foreclosed and repossessed assets increased $630,000, and $352,000 in loans were charged off during the first six months of 2005.

A reconciliation of the Company's allowance for loan losses is summarized as follows:

                             2005           2004
                         ------------    -----------
Balance at January 1,    $  8,995,892    $ 6,939,602
Provision                   1,543,000      1,266,000
Charge-offs                  (351,625)      (421,525)
Recoveries                     35,621          8,720
                         ------------    -----------
Balance at June 30,      $ 10,222,888    $ 7,792,797
                         ============    ===========

NON-INTEREST INCOME

Non-interest income was $1.6 million for the second quarter of 2005, a decrease of $106,000, or 6.3%, from $1.7 million for the same period in 2004. Gain on sales of mortgage loans originated by the Bank decreased $183,000 because of decreased mortgage loan activity during the second quarter of 2005 when compared to the same quarter in 2004. Other non-interest income increased $85,000 because of increased revenues from the sale of uninsured investment products and increased income relating to the rental of office space at an existing facility.

Non-interest income was $3.0 million for the first six months of 2005, a decrease of $215,000, or 6.7%, from $3.2 million for the same period in 2004. Gain on sales of loans decreased $302,000 due to the decreased mortgage loan activity in the first six months of 2005 when compared to the same period of 2004. Other non-interest income increased $56,000 primarily because of increased income relating to the rental of office space at an existing facility.

NON-INTEREST EXPENSE

Non-interest expense was $5.5 million for the second quarter of 2005, an increase of $524,000, or 10.5%, from $5.0 million for the same period of 2004. Compensation expense increased $203,000 because of annual payroll cost increases and because of an increase in the number of employees. Occupancy expense increased $170,000 primarily because of the additional corporate office facilities occupied in the first quarter of 2005 and because of increased amortization expense on various software upgrades that were implemented between the periods. Other non-interest expense increased $141,000 primarily because of a $125,000 charitable contribution expensed during the second quarter of 2005.

Non-interest expense was $10.8 million for the first six months of 2005, an increase of $889,000, or 9.0%, from $9.9 million for the same period in 2004. Compensation expense increased $448,000 primarily because of annual payroll cost increases and because of an increase in the number of employees. Occupancy expense increased $281,000 primarily because of the additional corporate office facilities occupied in the first quarter of 2005 and because of an increase in amortization expense relating to various software upgrades implemented between the periods. Other non-interest expense increased $111,000 primarily because of a $125,000 charitable contribution expensed during the second quarter of 2005.

INCOME TAX EXPENSE

Income tax expense was $1.4 million for the second quarter of 2005, an increase of $287,000, compared to $1.1 million for the second quarter of 2004. Income tax expense was $2.7 million, an increase of $733,000, or 36.4%, compared to $2.0 million for the first six months of 2004. Income tax expense increased due to increased taxable income primarily related to a limited partnership investment. The effective tax rate also increased because of a decrease in tax exempt income as a percentage of total income. It is anticipated that the Company's 2005 effective tax rate will increase 2-3% in the third quarter due to recent tax law changes.

NON-PERFORMING ASSETS

The following table sets forth the amounts and categories of non-performing assets in the Bank's portfolio at June 30, 2005 and December 31, 2004

                                                        June 30,     December 31,
(Dollars in thousands)                                    2005           2004
----------------------------------------------------    ---------    ------------
Non-Accruing Loans:
   One-to-four family real estate                       $     139           1,864
   Commercial real estate                                   9,084           1,114
   Consumer                                                   438             472
   Commercial business                                        511             261
                                                        ---------    ------------
   Total                                                   10,172           3,711
                                                        ---------    ------------
Accruing Loans Delinquent 90 Days or More:

   One-to-four family real estate                           1,154             628
   Other assets                                               178             201

Foreclosed and Repossessed Assets:

   One-to-four family real estate                             790             141
   Consumer                                                   181             201
                                                        ---------    ------------
   Total non-performing assets                          $  12,475    $      4,882
                                                        =========    ============
Total as a percentage of total assets                        1.27%           0.51%
                                                        =========    ============
Total non-performing loans                              $  11,326    $      4,339
                                                        =========    ============
Total as a percentage of total loans receivable, net         1.38%           0.55%
                                                        =========    ============
Allowance for loan loss to non-performing loans             90.26%         207.30%
                                                        =========    ============

Total non-performing assets were $12.5 million at June 30,2005, an increase of $7.6 million, from $4.9 million at December 31, 2004. During the first six months of 2005, the following activity occurred related to non-performing assets: $9.6 million of previously performing loans were classified as non-performing, $1.2 million in non-performing loans were foreclosed or repossessed, $341,000 in loans were charged off as a loss, $445,000 in foreclosed assets were sold, and $1.3 million in loans were reclassified as performing.

DIVIDENDS

On July 26, 2005 the Company declared a cash dividend of $0.24 per share, payable on September 9, 2005 to shareholders of record on August 26, 2005.

The Company has declared and paid dividends during 2005 as follows:

   Record date        Pay date      Dividend per share   Dividend Payout Ratio
-----------------   -------------   ------------------   ---------------------
February 18, 2005   March 7, 2005         $0.22                  41.51%
   May 20, 2005     June 8, 2005          $0.22                  31.43%

The annualized dividend payout ratio for the past four quarters, ending with the September 9, 2005 payment will be 36.14%.

The declaration of dividends are subject to, among other things, the Company's financial condition and results of operations, the Bank's compliance with its regulatory capital requirements, tax considerations, industry standards, economic conditions, regulatory restrictions, general business practices and other factors.

LIQUIDITY

For the six months ended June 30, 2005 the net cash provided by operating activities was $7.2 million. The Company collected $8.0 million from the maturities of securities and $1.1 million from principal repayments on securities. It purchased securities available for sale of $5.0 million and premises and equipment of $726,000. Net loans receivable increased by $38.9 million due to increased commercial loan production. The Company had a net increase in deposit balances of $21.6 million and received $48.5 million in FHLB advance proceeds. It paid out $48.5 million on FHLB advances and $113,000 on customer escrows. The Company received $25,000 related to the exercise of HMN stock options, paid $1.7 million in dividends to its shareholders and paid $972,000 to purchase treasury stock.

The Company has certificates of deposits with outstanding balances of $211.8 million that come due over the next 12 months. Based upon past experience management anticipates that the majority of the deposits will renew for another term. The Company believes that deposits that do not renew will be replaced with deposits from other customers or brokers, or funded with advances from the FHLB. Management does not anticipate that it will have a liquidity problem due to maturing deposits.

The Company has $110.9 million of FHLB advances which mature beyond June 30, 2006 but have call features that can be exercised by the FHLB during the next 12 months. If the call features are exercised, the Company has the option of requesting any advance otherwise available to it pursuant to the Credit Policy of the FHLB. The Company also has $10.0 million of FHLB advances that will mature during the next 12 months. Since the Company has the ability to request another advance to replace the advance that is being called or is maturing, management does not anticipate that it will have a liquidity problem due to advances being called by the FHLB during the next 12-month period.

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

The Company utilizes a model which uses the discounted cash flows from its interest-earning assets and its interest-bearing liabilities to calculate the current market value of those assets and liabilities. The model also calculates the changes in market value of the interest-earning assets and interest-bearing liabilities due to different interest rate changes. The Company believes that over the next twelve months interest rates could fluctuate in a range of 200 basis points up or 200 basis points down from where the rates were at June 30, 2005. The Company does not have a trading portfolio. The following table discloses the projected changes in market value to the Company's interest-earning assets and interest-bearing liabilities based upon incremental 100 basis point changes in interest rates from interest rates in effect on June 30, 2005.

              Other than trading portfolio                                  Market Value
                                                          -------------------------------------------------
                 (Dollars in thousands)
         Basis point change in interest rates               -200       -100        0       +100      +200
--------------------------------------------------------  ---------   -------   -------   -------   -------
Total market risk sensitive assets......................  $ 993,653   988,035   980,905   970,487   958,779

Total market risk sensitive liabilities.................    902,949   886,824   872,129   857,486   846,061

Off-balance sheet financial instruments.................        328       181         0       526     1,004
                                                          ---------   -------   -------   -------   -------

Net market risk.........................................  $  90,376   101,030   108,776   112,475   111,714
                                                          =========   =======   =======   =======   =======

Percentage change from current market value.............     (16.92)%   (7.12)%    0.00%     3.40%     2.70%
                                                          =========   =======   =======   =======   =======

The preceding table was prepared utilizing the following assumptions (the Model Assumptions) regarding prepayment and decay ratios that were determined by management based upon their review of historical prepayment speeds and future prepayment projections. Fixed rate loans were assumed to prepay at annual rates of between 5% to 75%, depending on the note rate and the period to maturity. Adjustable rate mortgages (ARMs) were assumed to prepay at annual rates of between 10% and 28%, depending on the note rate and the period to maturity. Growing Equity Mortgage loans were assumed to prepay at annual rates of between 25% and 53% depending on the note rate and the period to maturity. Mortgage-backed securities and Collateralized Mortgage Obligations (CMOs) were projected to have prepayments based upon the underlying collateral securing the instrument and the related cash flow priority of the CMO tranche owned. Certificate accounts were assumed not to be withdrawn until maturity. Passbook accounts were assumed to decay at an annual rate of 31% and money market accounts were assumed to decay at an annual rate of 49%. FHLB advances were projected to be called at the first call date where the projected interest rate on similar remaining term advances exceeded the interest rate on the callable advance.

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

ASSET/LIABILITY MANAGEMENT

The Company's management reviews the impact that changing interest rates will have on its net interest income projected for the twelve months following June 30, 2005 to determine if its current level of interest rate risk is acceptable. The following table projects the estimated annual impact on net interest income of immediate interest rate changes called rate shocks.

Rate Shock        Net Interest   Percentage
in Basis Points      Income        Change
---------------   ------------   ----------
+200                41,365,000         9.13%
+100                39,860,000         5.16%
   0                37,903,000         0.00%
-100                35,222,000        (7.07)%
-200                32,090,000       (15.34)%

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

In managing its asset/liability mix, the Bank, at times, depending on the relationship between long- and short-term interest rates, market conditions and consumer preference, may place more emphasis on managing net interest margin to enhance net interest income than on matching the interest rate sensitivity of its assets and liabilities. Management believes that the increased net interest income resulting from a mismatch in the maturity of its asset and liability portfolios can, in certain situations, provide high enough returns to justify the increased exposure to sudden and unexpected changes in interest rates.

To the extent consistent with its interest rate spread objectives, the Bank attempts to manage its interest rate risk and has taken a number of steps to restructure its balance sheet in order to better match the maturities of its assets and liabilities. The Bank has primarily focused its fixed rate one-to-four family residential lending program on loans that are saleable to third parties and only places fixed rate loans that meet certain risk characteristics into its loan portfolio. The Bank does place into its portfolio adjustable rate single-family loans that reprice over a one, three or five-year period. The Bank's commercial loan production has primarily been in adjustable rate loans and the fixed rate commercial loans placed in portfolio have been shorter-term loans, usually with maturities of five years or less, in order to manage the Company's interest rate risk exposure.

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

        None.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

      (a) and (b) Not applicable

      (c) Information Regarding Share Repurchases

                                                                 (c) Total Number of
                                 (a) Total                       Shares Purchased as        (d) Maximum Number
                                 Number of                        Part of Publicly        of Shares that May Yet
                                  Shares     (b) Average Price   Announced Plans or    Be Purchased Under the Plans
Period                           Purchased    Paid per Share           Programs                 or Programs
------------------------------   ---------   -----------------   -------------------   -----------------------------
April 1 through April 30, 2005       0             $0.00                  0                       197,000
May 1 through May 31, 2005           0              0.00                  0                       197,000
June 1 through June 30, 2005         0              0.00                  0                       197,000
                                    --             -----                 --
Total                                0             $0.00                  0
                                    ==             =====                 ==

(1) On July 26, 2005 the Board of Directors extended the existing repurchase program for 197,000 shares of the Company's common stock until February 25, 2007.

ITEM 3. Defaults Upon Senior Securities.

        Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders.

        The Annual Meeting of Stockholders of the Company was held on April 26, 2005 at 10:00 a.m.

        The following is a record of the votes cast in the election of directors of the Company:

            Term expiring in 2008:

                            For          Withhold
                         ---------       --------
Allan R. DeBoer          3,655,277        108,833
Timothy R. Geisler       3,691,331         72,779
Karen L. Himle           3,694,499         69,611

There were 0 broker non-votes and 0 abstentions for each of the directors. Accordingly the individuals named above were duly elected directors of the Company for terms to expire as stated above.

The following is a record of the votes cast in respect of the proposal to ratify the appointment of KPMG LLP as the Company's independent auditors for the fiscal year ending December 31, 2005.

                   NUMBER        PERCENTAGE OF
                  OF VOTES    VOTES ACTUALLY CAST
                  ---------   -------------------
FOR               3,733,242          99.18%

AGAINST              15,635           0.41%

ABSTAIN              15,233           0.40%

BROKER NON-VOTE           0           0.00%

Accordingly, the proposal described above was declared to be duly adopted by the stockholders of the Company.

ITEM 5. Other Information.

        None.

ITEM 6. Exhibits.

                 See Index to Exhibits on page 26 of this report

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HMN FINANCIAL, INC.
                                        Registrant

Date: August 4, 2005                    By: /s/ Michael McNeil
                                            Michael McNeil,
                                            President
                                            (Duly Authorized Officer and
                                            Principal Executive Officer)

Date: August 4, 2005                    By: /s/ Jon Eberle
                                            Jon Eberle,
                                            Chief Financial Officer
                                            (Principal Financial Officer)

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

*2 Incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K dated February 22, 2005, filed on February 23, 2005 (File 0-24100).

*3 Incorporated by reference to the same numbered exhibit to the Company's Registration Statement on Form S-1 dated April 1, 1994 (File No. 33-77212).