Form 10-Q
period 2005-09-30
HMN FINANCIAL INC
filed 2005-11-04
CIK 921183

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2005

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

     Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

     Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's common stock, as of the latest practicable date.

            Class                                Outstanding at October 24, 2005
            -----                                -------------------------------
Common stock, $0.01 par value                               4,408,494

                               HMN FINANCIAL, INC.
                                    CONTENTS

                                                                            Page
                                                                           -----
PART I - FINANCIAL INFORMATION

Item 1:   Financial Statements (unaudited)

          Consolidated Balance Sheets at September 30, 2005 and
          December 31, 2004                                                  3

          Consolidated Statements of Income for the Three Months Ended
          and Nine Months Ended September 30, 2005 and 2004                  4

          Consolidated Statement of Stockholders' Equity and
          Comprehensive Income for the Nine-Month Period Ended
          September 30, 2005                                                 5

          Consolidated Statements of Cash Flows for the Nine Months
          Ended September 30, 2005 and 2004                                  6

          Notes to Consolidated Financial Statements                        7-14

Item 2:   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        15-23

Item 3:   Quantitative and Qualitative Disclosures about Market Risk
          Discussion included in Item 2 under Market Risk                    21

Item 4:   Controls and Procedures                                            23

PART II - OTHER INFORMATION

Item 1:   Legal Proceedings                                                  24

Item 2:   Unregistered Sales of Equity Securities and Use of Proceeds        24

Item 3:   Defaults Upon Senior Securities                                    24

Item 4:   Submission of Matters to a Vote of Security Holders                24

Item 5:   Other Information                                                  24

Item 6:   Exhibits                                                           24

Signatures                                                                   25

PART I - FINANCIAL STATEMENTS
Item 1: Financial Statements

                      HMN FINANCIAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                           September 30,   December 31,
                                                                                2005           2004
                                                                           -------------   ------------
                                                                            (unaudited)
                                 ASSETS

Cash and cash equivalents ..............................................    $ 27,462,839     34,298,394
Securities available for sale, at fair value:
   Mortgage-backed and related securities
      (amortized cost $7,920,015 and $9,509,377) .......................       7,481,261      9,150,871
   Other marketable securities
      (amortized cost $92,099,344 and $95,097,051) .....................      91,030,938     94,521,512
                                                                            ------------    -----------
                                                                              98,512,199    103,672,383
                                                                            ------------    -----------

Loans held for sale ....................................................       4,058,132      2,711,760
Loans receivable, net ..................................................     815,163,631    783,213,262
Accrued interest receivable ............................................       4,513,397      3,694,133
Real estate, net .......................................................       1,229,894        140,608
Federal Home Loan Bank stock, at cost ..................................       8,809,500      9,292,800
Mortgage servicing rights, net .........................................       2,817,520      3,231,242
Premises and equipment, net ............................................      12,177,193     12,464,265
Investment in limited partnerships .....................................         147,548        168,258
Goodwill ...............................................................       3,800,938      3,800,938
Core deposit intangible, net ...........................................         248,224        333,617
Prepaid expenses and other assets ......................................       1,905,066      2,638,681
Deferred tax asset .....................................................       1,458,100      1,012,700
                                                                            ------------    -----------
   Total assets ........................................................    $982,304,181    960,673,041
                                                                            ============    ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits ...............................................................    $714,711,074    698,902,185
Federal Home Loan Bank advances ........................................     170,900,000    170,900,000
Accrued interest payable ...............................................       2,142,442      1,314,356
Customer escrows .......................................................         993,944        762,737
Accrued expenses and other liabilities .................................       5,538,649      5,022,927
                                                                            ------------    -----------
   Total liabilities ...................................................     894,286,109    876,902,205
                                                                            ------------    -----------
Commitments and contingencies
Stockholders' equity:
   Serial preferred stock: ($.01 par value)
      authorized 500,000 shares; issued and outstanding none ...........               0              0
   Common stock ($.01 par value):
      authorized 11,000,000; issued shares 9,128,662 ...................          91,287         91,287
Additional paid-in capital .............................................      57,931,170     57,875,595
Retained earnings, subject to certain restrictions .....................      96,393,416     91,408,028
Accumulated other comprehensive loss ...................................        (912,561)      (604,446)
Unearned employee stock ownership plan shares ..........................      (4,399,289)    (4,544,300)
Unearned compensation restricted stock awards ..........................        (249,341)             0
Treasury stock, at cost 4,720,168 and 4,708,798 shares .................     (60,836,610)   (60,455,328)
                                                                            ------------    -----------
   Total stockholders' equity ..........................................      88,018,072     83,770,836
                                                                            ------------    -----------
Total liabilities and stockholders' equity .............................    $982,304,181    960,673,041
                                                                            ============    ===========

See accompanying notes to consolidated financial statements.

                      HMN FINANCIAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                     Three Months Ended         Nine Months Ended
                                                        September 30,             September 30,
                                                  ------------------------   -----------------------
                                                      2005         2004         2005         2004
                                                  -----------   ----------   ----------   ----------
Interest income:
   Loans receivable ...........................   $14,385,320   12,242,408   41,487,679   35,220,089
   Securities available for sale:
      Mortgage-backed and related .............        78,645       81,341      252,701      292,633
      Other marketable ........................       645,871      730,727    1,941,809    2,180,525
   Cash equivalents ...........................       114,872       40,410      342,812      106,750
   Other ......................................        13,525       61,196      182,285      139,016
                                                  -----------   ----------   ----------   ----------
      Total interest income ...................    15,238,233   13,156,082   44,207,286   37,939,013
                                                  -----------   ----------   ----------   ----------

Interest expense:
   Deposits ...................................     4,456,305    3,190,799   12,358,727    9,015,152
   Federal Home Loan Bank advances ............     1,836,269    2,195,801    5,485,461    6,550,436
                                                  -----------   ----------   ----------   ----------
      Total interest expense ..................     6,292,574    5,386,600   17,844,188   15,565,588
                                                  -----------   ----------   ----------   ----------
      Net interest income .....................     8,945,659    7,769,482   26,363,098   22,373,425
Provision for loan losses .....................       952,000      775,000    2,495,000    2,041,000
                                                  -----------   ----------   ----------   ----------
      Net interest income after provision
         for loan losses ......................     7,993,659    6,994,482   23,868,098   20,332,425
                                                  -----------   ----------   ----------   ----------

Non-interest income:
   Fees and service charges ...................       706,337      741,704    1,994,291    2,014,905
   Mortgage servicing fees ....................       305,417      291,709      901,760      869,789
   Securities gains, net ......................             0        2,451            0        3,812
   Gain on sales of loans .....................       624,947      349,214    1,242,436    1,268,445
   Earnings (losses) in limited partnerships ..        (6,500)      (6,500)     (20,710)     (19,617)
   Other ......................................        90,957      210,155      604,711      667,952
                                                  -----------   ----------   ----------   ----------
      Total non-interest income ...............     1,721,158    1,588,733    4,722,488    4,805,286
                                                  -----------   ----------   ----------   ----------

Non-interest expense:
   Compensation and benefits ..................     2,781,366    2,430,026    8,340,048    7,540,268
   Occupancy ..................................     1,042,417      914,382    3,079,131    2,670,154
   Deposit insurance premiums .................        34,679       23,600       97,204       70,099
   Advertising ................................       101,775      116,195      291,448      291,591
   Data processing ............................       278,880      233,254      761,719      652,540
   Amortization of mortgage servicing
      rights, net of valuation adjustments ....       256,763      239,806      766,885      795,439
   Other ......................................     1,053,536      923,135    3,025,033    2,783,471
                                                  -----------   ----------   ----------   ----------
      Total non-interest expense ..............     5,549,416    4,880,398   16,361,468   14,803,562
                                                  -----------   ----------   ----------   ----------
      Income before income tax expense ........     4,165,401    3,702,817   12,229,118   10,334,149
Income tax expense ............................     1,889,000    1,152,700    4,638,200    3,168,700
                                                  -----------   ----------   ----------   ----------
      Income before minority interest .........     2,276,401    2,550,117    7,590,918    7,165,449
Minority interest .............................             0          (84)           0       (2,372)
                                                  -----------   ----------   ----------   ----------
      Net income ..............................   $ 2,276,401    2,550,201    7,590,918    7,167,821
                                                  ===========    =========    =========    =========
Basic earnings per share ......................   $      0.59         0.66         1.98         1.85
                                                  ===========    =========    =========    =========
Diluted earnings per share ....................   $      0.57         0.64         1.89         1.77
                                                  ===========    =========    =========    =========

See accompanying notes to consolidated financial statements.

                      HMN FINANCIAL, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
               FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2005
                                   (unaudited)



                                                                                        Accumulated
                                                             Additional                    Other
                                                    Common     Paid-in     Retained    Comprehensive
                                                    Stock      Capital     Earnings    Income (Loss)
                                                   -------   ----------   ----------   -------------
Balance, December 31, 2004                         $91,287   57,875,595   91,408,028     (604,446)
   Net income                                                              7,590,918
   Other comprehensive income, net of tax:
      Net unrealized losses on securities
         available for sale                                                              (308,115)
   Total comprehensive income
   Purchase of treasury stock
   Employee stock options exercised                            (247,613)
   Tax benefits of exercised stock options                       29,907
   Unearned compensation restricted stock awards                 15,616
   Restricted stock awards cancelled                               (286)
   Amortization of restricted stock awards
   Dividends paid                                                         (2,605,530)
   Earned employee stock ownership plan shares                  257,951
                                                   -------   ----------   ----------     --------
Balance, September 30, 2005                        $91,287   57,931,170   96,393,416     (912,561)
                                                   =======   ==========   ==========     ========

                                                    Unearned
                                                    Employee
                                                      Stock       Unearned                      Total
                                                    Ownership   Compensation                   Stock-
                                                      Plan       Restricted      Treasury     Holders'
                                                     Shares     Stock Awards      Stock        Equity
                                                   ----------   ------------   -----------   ----------
Balance, December 31, 2004                         (4,544,300)           0     (60,455,328)  83,770,836
   Net income                                                                                 7,590,918
   Other comprehensive income, net of tax:
      Net unrealized losses on securities
         available for sale                                                                    (308,115)
                                                                                             ----------
   Total comprehensive income                                                                 7,282,803
   Purchase of treasury stock                                                     (972,000)    (972,000)
   Employee stock options exercised                                                285,500       37,887
   Tax benefits of exercised stock options                                                       29,907
   Unearned compensation restricted stock awards                  (326,528)        310,912            0
   Restricted stock awards cancelled                                 5,980          (5,694)           0
   Amortization of restricted stock awards                          71,207                       71,207
   Dividends paid                                                                            (2,605,530)
   Earned employee stock ownership plan shares        145,011                                   402,962
                                                   ----------     --------     -----------   ----------
Balance, September 30, 2005                        (4,399,289)    (249,341)    (60,836,610)  88,018,072
                                                   ==========     ========     ===========   ==========


See accompanying notes to consolidated financial statements.

                      HMN FINANCIAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                         Nine Months Ended
                                                                           September 30,
                                                                    --------------------------
                                                                        2005           2004
                                                                    ------------   -----------
Cash flows from operating activities:
   Net income ...................................................   $  7,590,918     7,167,821
   Adjustments to reconcile net income to cash provided by
         operating activities:
      Provision for loan losses .................................      2,495,000     2,041,000
      Depreciation ..............................................      1,306,622     1,179,006
      Amortization of discounts, net ............................       (501,262)     (206,102)
      Amortization of deferred loan fees ........................       (774,907)     (826,890)
      Amortization of core deposit intangible ...................         85,393        85,393
      Amortization of mortgage servicing rights .................        766,885       795,439
      Capitalized mortgage servicing rights .....................       (353,163)     (633,622)
      Deferred income taxes .....................................       (180,400)     (153,700)
      Securities gains, net .....................................              0        (3,812)
      Losses on sales of real estate ............................         19,563        25,773
      Gain on sales of loans ....................................     (1,242,436)   (1,268,445)
      Proceeds from sales of real estate ........................        590,790       422,316
      Proceeds from sales of loans held for sale ................     68,666,440    69,813,836
      Disbursements on loans held for sale ......................    (65,325,644)  (65,639,383)
      Amortization of restricted stock awards ...................         71,207             0
      Amortization of unearned ESOP shares ......................        145,011       145,368
      Earned employee stock ownership shares priced above
         original cost ..........................................        257,951       216,584
      Increase in accrued interest receivable ...................       (819,264)     (464,945)
      Increase in accrued interest payable ......................        828,086       497,565
      Equity losses of limited partnerships .....................         20,710        19,617
      Equity losses of minority interest ........................              0        (2,372)
      Decrease (increase) in other assets .......................        771,488      (708,976)
      Increase (decrease) in other liabilities ..................        499,899    (2,656,110)
      Other, net ................................................         52,444       (16,465)
                                                                    ------------   -----------
         Net cash provided by operating activities ..............     14,971,331     9,828,896
                                                                    ------------   -----------
Cash flows from investing activities:
   Proceeds from sales of securities available for sale .........              0    15,129,325
   Principal collected on securities available for sale .........      1,648,554     3,754,368
   Proceeds from maturities of securities available for sale ....      8,000,000             0
   Purchases of securities available for sale ...................     (4,991,400)  (19,955,262)
   Redemption of interest in limited partnership ................              0       422,474
   Purchase of Federal Home Loan Bank stock .....................     (1,904,200)   (1,198,000)
   Redemption of Federal Home Loan Bank stock ...................      2,387,500     1,264,100
   Net increase in loans receivable .............................    (38,865,360)  (79,141,416)
   Purchases of premises and equipment ..........................     (1,015,189)   (1,619,864)
                                                                    ------------   -----------
         Net cash used by investing activities ..................    (34,740,095)  (81,344,275)
                                                                    ------------   -----------

Cash flows from financing activities:
   Increase in deposits .........................................     16,241,645   115,320,241
   Purchase of treasury stock ...................................       (972,000)   (2,706,550)
   Stock options exercised ......................................         37,887        27,634
   Dividends to stockholders ....................................     (2,605,530)   (2,405,414)
   Proceeds from Federal Home Loan Bank advances ................     57,000,000    34,400,000
   Repayment of Federal Home Loan Bank advances .................    (57,000,000)  (39,400,000)
   Increase (decrease) in customer escrows ......................        231,207   (21,114,615)
                                                                    ------------   -----------
         Net cash provided by financing activities ..............     12,933,209    84,121,296
                                                                    ------------   -----------
                                                                      (6,835,555)   12,605,917
         Increase (decrease) in cash and cash equivalents
Cash and cash equivalents, beginning of period ..................     34,298,394    30,496,823
                                                                    ------------   -----------
Cash and cash equivalents, end of period ........................   $ 27,462,839    43,102,740
                                                                    ============   ===========
Supplemental cash flow disclosures:
   Cash paid for interest .......................................   $ 17,016,102    15,068,023
   Cash paid for income taxes ...................................      5,183,494     5,671,500
Supplemental noncash flow disclosures:

   Transfer of loans to real estate .............................     15,951,620       773,799
   Transfer of real estate to loans .............................     14,195,361             0
   Loans transferred to loans held for sale .....................      3,436,875             0

See accompanying notes to consolidated financial statements.

                      HMN FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

                           September 30, 2005 and 2004

(1) HMN FINANCIAL, INC.

HMN Financial, Inc. (HMN or the Company) is a stock savings bank holding company that owns 100 percent of Home Federal Savings Bank (the Bank or Home Federal). Home Federal has a community banking philosophy and operates retail banking and loan production facilities in Minnesota and Iowa. The Bank has two wholly owned subsidiaries, Osterud Insurance Agency, Inc. (OAI) which offers financial planning products and services and Home Federal Holding, Inc. (HFH) which is the holding company for Home Federal REIT, Inc. (HFREIT) which invested in real estate loans acquired from the Bank. HFH and HFREIT ceased operation in the third quarter of 2005 and their assets were transferred to the Bank. HMN has another wholly owned subsidiary, Security Finance Corporation (SFC) which acts as an intermediary for the Bank in transacting like-kind property exchanges for Bank customers. The Bank had an 80% owned subsidiary, Federal Title Services, LLC. (FTS), which performed mortgage title services for Bank customers. FTS stopped accepting title orders in the third quarter of 2004 and was dissolved.

The consolidated financial statements included herein are for HMN, SFC, the Bank and the Bank's consolidated entities as described above. All significant intercompany accounts and transactions have been eliminated in consolidation.

(2) BASIS OF PREPARATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statement of stockholders' equity and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all normal recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The statement of income for the nine-month period ended September 30, 2005 is not necessarily indicative of the results which may be expected for the entire year.

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

(4) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company has commitments outstanding to extend credit to future borrowers or to purchase loans that had not closed prior to the end of the quarter which it intends to sell. These commitments are referred to as its mortgage pipeline. As commitments to originate or purchase loans enter the mortgage pipeline, the Company generally enters into commitments to sell the mortgage pipeline into the secondary market. The commitments to originate, purchase or sell loans are derivatives. Derivatives which stipulate a fee for non-delivery are firm commitments that are marked to market. As a result of marking the mortgage pipeline and the related commitments to sell to market for the period ended September 30, 2005, the Company recorded a decrease in other assets of $2,764, an increase in other liabilities of $45,730 and a decrease in gain on sales of loans of $48,494.

The current commitments to sell loans held for sale are derivatives that do not qualify for hedge accounting and are marked to market. The loans held for sale that are not hedged are recorded at the lower of cost or market. The Company recorded a market adjustment and an increase in other assets of $40,637.

(5) COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity during a period from transactions and other events from nonowner sources. Comprehensive income is the total of net income and other comprehensive income, which for the Company is comprised of unrealized gains and losses on securities available for sale. The components of other comprehensive income and the related tax effects were as follows:

                                                      For the three months ended September 30,
                                    ---------------------------------------------------------------------------
                                                    2005                                    2004
                                    ------------------------------------   ------------------------------------
                                    Before tax   Tax effect   Net of tax   Before tax   Tax effect   Net of tax
                                    ----------   ----------   ----------   ----------   ----------   ----------
(Dollars in thousands)
Securities available for sale:
Gross unrealized gains (losses)
   arising during the period          $(200)        (133)        (67)          568          201          367
Less reclassification of net
   gains included in net income           0            0           0             3            1            2
                                      -----         ----         ---           ---          ---          ---
Net unrealized gains (losses)
   arising during the period           (200)        (133)        (67)          565          200          365
                                      -----         ----         ---           ---          ---          ---
Other comprehensive income (loss)     $(200)        (133)        (67)          565          200          365
                                      =====         ====         ===           ===          ===          ===

                                                      For the nine months ended September 30,
                                    ---------------------------------------------------------------------------
                                                    2005                                    2004
                                    ------------------------------------   ------------------------------------
                                    Before tax   Tax effect   Net of tax   Before tax   Tax effect   Net of tax
                                    ----------   ----------   ----------   ----------   ----------   ----------
(Dollars in thousands)
Securities available for sale:
Gross unrealized losses
   arising during the period          $(573)        (265)        (308)        (931)        (329)        (602)
Less reclassification of net
   gains included in net income           0            0            0            4            1            3
                                      -----         ----          ---          ---          ---          ---
Net unrealized losses
   arising during the period           (573)        (265)        (308)        (935)        (330)        (605)
                                      -----         ----          ---          ---          ---          ---
Other comprehensive income (loss)     $(573)        (265)        (308)        (935)        (330)        (605)
                                      =====         ====         ====         ====         ====         ====

(6)  INVESTMENT IN LIMITED PARTNERSHIPS

During the third quarter of 2005 the Company recognized $6,500 of losses on low-income housing partnerships. During 2005 the Company anticipates receiving low income housing credits totaling $42,000 of which $10,500 were credited to current income tax benefits in the current quarter. During the third quarter of 2004 the Company recognized $6,500 of losses on low income housing partnerships. During 2004 the Company received low income housing credits totaling $84,000, of which $21,000 were credited to current income tax benefits.

During the nine-month period ended September 30, 2005, the Company recognized $20,710 of losses on the low income housing partnerships. During 2005 the Company anticipates receiving low income housing credits totaling $42,000, of which $31,500 were credited to current income tax benefits in the first nine months of 2005. During the nine-month period ended September 30, 2004, the Company's proportionate share of gains from common stock investments in financial institutions was $803 and it recognized $20,420 of losses on low income housing partnerships. During 2004, the Company received low income housing credits totaling $84,000, of which $63,000 were credited to current income tax benefits.

(7)  SECURITIES AVAILABLE FOR SALE

The following table shows the gross unrealized losses and fair value for the securities available for sale portfolio, aggregated by investment category and length of time that individual securities have been in a continuous loss position at September 30, 2005. The Company has reviewed these securities and has concluded that the unrealized losses are temporary and no other-than-temporary impairment has occurred at September 30, 2005.

                                             Less than twelve months                 Twelve months or more           Total
                                             -----------------------                 ---------------------   -------------------
                                   # of          Fair    Unrealized        # of        Fair     Unrealized     Fair    Unrealized
                               Investments      Value      Losses      Investments     Value      Losses      Value      Losses
                               -----------     -------   ----------    -----------   -------   -----------   -------   ----------
(Dollars in thousands)
Mortgage backed securities:
   FHLMC                             1         $    23         0             1       $ 2,969       (270)     $ 2,992       (270)
   FNMA                              2             548       (10)            1         3,536       (172)       4,084       (182)
Other marketable securities:
   FNMA Debt                         2           9,884       (94)            1         4,947        (49)      14,831       (143)
   FHLMC Debt                        2           9,884       (89)            2         9,846       (154)      19,730       (243)
   FHLB Debt                         4          22,818      (157)            6        30,152       (364)      52,970       (521)
   Corporate equity                  1           2,800      (161)            0             0          0        2,800       (161)
                                   ---         -------      ----           ---       -------     ------      -------     ------
Total temporarily impaired
   securities                       12         $45,957      (511)           11       $51,450     (1,009)     $97,407     (1,520)
                                   ===         =======      ====           ===       =======     ======      =======     ======

(8)  INVESTMENT IN MORTGAGE SERVICING RIGHTS

A summary of mortgage servicing activity is as follows:

                                               Nine Months ended   Twelve Months ended   Nine Months ended
                                                 Sept. 30, 2005       Dec. 31, 2004       Sept. 30, 2004
                                               -----------------   -------------------   -----------------
Mortgage servicing rights
   Balance, beginning of period ............       $3,231,242           3,447,843            3,447,843
   Originations ............................          353,163             844,806              633,622
   Amortization ............................         (766,885)         (1,061,407)            (795,439)
                                                   ----------           ---------            ---------
   Balance, end of period ..................        2,817,520           3,231,242            3,286,026
                                                   ----------           ---------            ---------
   Valuation reserve .......................                0                   0                    0
                                                   ----------           ---------            ---------
   Mortgage servicing rights, net ..........       $2,817,520           3,231,242            3,286,026
                                                   ----------           ---------            ---------
   Fair value of mortgage servicing rights..       $4,137,210           4,494,724            4,519,308
                                                   ==========           =========            =========

All of the loans being serviced were single-family loans serviced for FNMA under the mortgage-backed security or individual loan sale program. The following is a summary of the risk characteristics of the loans being serviced at September 30, 2005.

                                                  Weighted    Weighted
                                       Loan        Average    Average
                                     Principal    Interest   Remaining    Number
                                      Balance       Rate        Term     of Loans
                                   ------------   --------   ---------   --------
Original term 30 year fixed rate   $214,371,056     5.89%       336       1,883
Original term 15 year fixed rate    214,121,466     5.27%       153       2,679
Adjustable rate                       6,722,740     5.11%       327          63

(9)  INTANGIBLE ASSETS

The gross carrying amount of intangible assets and the associated accumulated amortization at September 30, 2005 is presented in the table below. Amortization expense for intangible assets was $852,278 for the nine-month period ended September 30, 2005.

                                 Gross                                  Unamortized
                                Carrying     Accumulated    Valuation    Intangible
                                 Amount     Amortization   Adjustment      Assets
                               ----------   ------------   ----------   -----------
Amortized intangible assets:
   Mortgage servicing rights   $4,475,026    (1,657,506)         0       2,817,520
   Core deposit intangible      1,567,000    (1,318,776)         0         248,224
                               ----------    ----------        ---       ---------
      Total                    $6,042,026    (2,976,282)         0       3,065,744
                               ==========    ==========        ===       =========

The following table indicates the estimated future amortization expense for amortized intangible assets:

                           Mortgage      Core
                          Servicing     Deposit
                            Rights    Intangible    Total
                          ---------   ----------   -------
Year ended December 31,
2005                       $103,554      28,464    132,018
2006                        384,091     113,857    497,948
2007                        306,142     105,903    412,045
2008                        266,473           0    266,473
2009                        242,036           0    242,036

Projections of amortization are based on existing asset balances and the existing interest rate environment as of September 30, 2005. The Company's actual experience may be significantly different depending upon changes in mortgage interest rates and other market conditions.

(10) EARNINGS PER SHARE

The following table reconciles the weighted average shares outstanding and the income available to common shareholders used for basic and diluted EPS:

                                                              Three months             Nine months
                                                           ended September 30,     ended September 30,
                                                         ----------------------   ---------------------
                                                            2005         2004        2005        2004
                                                         ----------   ---------   ---------   ---------
Weighted average number of common shares outstanding
   used in basic earnings per common share calculation    3,836,397   3,850,535   3,830,264   3,878,524
Net dilutive effect of:
   Options                                                  170,316     147,823     168,320     167,524
   Restricted stock awards                                    8,172           0       8,064           0
                                                         ----------   ---------   ---------   ---------
Weighted average number of shares outstanding
   adjusted for effect of dilutive securities             4,014,885   3,998,358   4,006,648   4,046,048
                                                         ==========   =========   =========   =========

Income available to common shareholders                  $2,276,401   2,550,201   7,590,918   7,167,821
Basic earnings per common share                          $     0.59        0.66        1.98        1.85
Diluted earnings per common share                        $     0.57        0.64        1.89        1.77

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

Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Tier I or Core capital and Risk-based capital (as defined in the regulations) to total assets (as defined). Management believes, as of September 30, 2005, that the Bank meets all capital adequacy requirements to which it is subject.

Management believes that based upon the Bank's capital calculations at September 30, 2005 and other conditions consistent with the Prompt Corrective Actions Provisions of the OTS regulations, the Bank would be categorized as well capitalized.

On September 30, 2005 the Bank's tangible assets and adjusted total assets were $978.4 million and its risk-weighted assets were $820.2 million. The following table presents the Bank's capital amounts and ratios at September 30, 2005 for actual capital, required capital and excess capital including ratios required to qualify as a well capitalized institution under the Prompt Corrective Actions regulations.


                                                                           Required to be
                                                                             Adequately
                                                        Actual               Capitalized
                                                 --------------------   --------------------
                                                           Percent of             Percent of
                                                  Amount    Assets(1)    Amount   Assets (1)
                                                 -------   ----------   -------   ----------
                (in thousands)
Bank stockholder's equity ....................   $83,701
Plus:
   Net unrealized loss on certain securities
      available for sale .....................       817
Less:
   Goodwill and other intangibles ............    (4,049)
   Excess mortgage servicing rights ..........      (741)
                                                 -------
Tier I or core capital                            79,728
                                                 -------
   Tier I capital to adjusted total assets ...                8.15%     $39,137      4.00%
Tier I capital to risk-weighted assets .......                9.72%     $32,810      4.00%
Plus:
   Allowable allowance for loan losses .......     8,518
                                                 -------
Risk-based capital ...........................   $88,246                $65,620
                                                 =======
Risk-based capital to risk- weighted assets ..               10.76%                  8.00%

                                                                             To Be Well
                                                                          Capitalized Under
                                                                          Prompt Corrective
                                                    Excess Capital        Action Provisions
                                                 --------------------   --------------------
                                                           Percent of             Percent of
                                                  Amount    Assets(1)    Amount    Assets(1)
                                                 -------   ----------   -------   ----------
                (in thousands)
Bank stockholder's equity ....................
Plus:
   Net unrealized loss on certain securities
      available for sale .....................
Less:
   Goodwill and other intangibles ............
   Excess mortgage servicing rights ..........

Tier I or core capital

   Tier I capital to adjusted total assets ...   $40,591      4.15%     $48,921      5.00%
Tier I capital to risk-weighted assets .......   $46,918      5.72%     $49,215      6.00%
Plus:
   Allowable allowance for loan losses .......

Risk-based capital ...........................   $22,626                $82,025

Risk-based capital to risk- weighted assets ..                2.76%                 10.00%

(1) Based upon the Bank's adjusted total assets for the purpose of the tangible and core capital ratios and risk-weighted assets for the purpose of the risk-based capital ratio.

The tangible capital of the Bank was in excess of the minimum 2% required at September 30, 2005 but is not reflected in the table above.

(12) COMMITMENTS AND CONTINGENCIES

The Bank issued standby letters of credit which guarantee the performance of customers to third parties. The outstanding standby letters of credit expire over the next 2 years and totaled approximately $13.1 million at September 30, 2005. The letters of credit were collateralized primarily with commercial real estate mortgages. Since the conditions under which the Bank is required to fund the standby letters of credit may not materialize, the cash requirements are expected to be less than the total outstanding commitments.

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

                                                         Quarter         Quarter                               Nine
                                                          Ended           Ended       Nine Months Ended    Months Ended
                                                      September 30,   September 30,     September 30,     September 30,
                                                           2005            2004              2005              2004
                                                      -------------   -------------   -----------------   -------------
Net income:
   As reported ....................................     $2,276,401      2,550,201         7,590,918         7,167,821
      Deduct: Total stock-based employee
         compensation expense determined under
         fair value based method for all awards,
         net of related tax effects ...............         13,655         11,371            33,771            28,432
                                                        ----------      ---------         ---------         ---------
   Pro forma ......................................      2,262,746      2,538,830         7,557,147         7,139,389
                                                        ==========      =========         =========         =========
Earnings per
   Common share:
   As reported:
      Basic .......................................     $     0.59           0.66              1.98              1.85
      Diluted .....................................           0.57           0.64              1.89              1.77
   Pro forma:
      Basic .......................................           0.59           0.66              1.97              1.84
      Diluted .....................................           0.57           0.63              1.89              1.76

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

                                                  Home Federal                           Consolidated
                                                  Savings Bank    Other   Eliminations      Total
                                                  ------------   ------   ------------   ------------
(Dollars in thousands)
AT OR FOR THE QUARTER ENDED SEPTEMBER 30, 2005:

   Interest income - external customers .......     $ 15,224         14           0         15,238
   Non-interest income - external customers ...        1,727          0           0          1,727
   Loss on limited partnerships ...............           (6)         0           0             (6)
   Intersegment interest income ...............            0         10         (10)             0
   Intersegment non-interest income ...........           34      2,441      (2,475)             0
   Interest expense ...........................        6,303          0         (10)         6,293
   Amortization of mortgage servicing rights,
      net valuation adjustments ...............          257          0           0            257
   Other non-interest expense .................        5,150        176         (34)         5,292
   Income tax expense .........................        1,876         13           0          1,889
   Net income .................................        2,441      2,276      (2,441)         2,276
   Goodwill ...................................        3,801          0           0          3,801
   Total assets ...............................      979,706     88,667     (86,069)       982,304
   Net interest margin ........................         3.78%        NM          NM           3.79%
   Return on average assets ...................         1.00%        NM          NM           0.92%
   Return on average realized common equity ...        11.70%        NM          NM          10.02%

AT OR FOR THE QUARTER ENDED SEPTEMBER 30, 2004:

   Interest income - external customers .......     $ 13,146         10           0         13,156
   Non-interest income - external customers ...        1,596          0           0          1,596
   Loss on limited partnerships ...............           (7)         0           0             (7)
   Intersegment interest income ...............            0          3          (3)             0
   Intersegment non-interest income ...........           32      2,592      (2,624)             0
   Interest expense ...........................        5,390          0          (3)         5,387
   Amortization of mortgage servicing rights,
      net valuation adjustments ...............          240          0           0            240
   Other non-interest expense .................        4,502        170         (32)         4,640
   Income tax expense (benefit) ...............        1,266       (113)          0          1,153
   Net income .................................        2,594      2,548      (2,592)         2,550
   Goodwill ...................................        3,801          0           0          3,801
   Total assets ...............................      950,179     83,381     (78,225)       955,335
   Net interest margin ........................         3.47%        NM          NM           3.47%
   Return on average assets ...................         1.12%        NM          NM           1.09%
   Return on average realized common equity ...        13.39%        NM          NM          12.02%
   NM - Not meaningful

                                                      Home Federal                           Consolidated
                                                      Savings Bank    Other   Eliminations       Total
                                                      ------------   ------   ------------   ------------
(Dollars in thousands)
AT OR FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005:
   Interest income - external customers ...........     $ 44,159         48            0         44,207
   Non-interest income - external customers .......        4,743          0            0          4,743
   Loss on limited partnerships ...................          (21)         0            0            (21)
   Intersegment interest income ...................            0         26          (26)             0
   Intersegment non-interest income ...............          101      7,821       (7,922)             0
   Interest expense ...............................       17,870          0          (26)        17,844
   Amortization of mortgage servicing rights, net
      valuation adjustments .......................          767          0            0            767
   Other non-interest expense .....................       15,193        502         (101)        15,594
   Income tax expense (benefit) ...................        4,832       (194)           0          4,638
   Net income .....................................        7,825      7,587       (7,821)         7,591
   Goodwill .......................................        3,801          0            0          3,801
   Total assets ...................................      979,706     88,667      (86,069)       982,304
   Net interest margin ............................         3.75%        NM           NM           3.76%
   Return on average assets .......................         1.08%        NM           NM           1.03%
   Return on average realized common equity .......        12.89%        NM           NM          11.51%

AT OR FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004:

   Interest income - external customers ...........     $ 37,905         34            0         37,939
   Non-interest income - external customers .......        4,825          0            0          4,825
   Loss on limited partnerships ...................          (21)         1            0            (20)
   Intersegment interest income ...................            0         12          (12)             0
   Intersegment non-interest income ...............          140      7,288       (7,428)             0
   Interest expense ...............................       15,578          0          (12)        15,566
   Interest expense ...............................
   Amortization of mortgage servicing rights, net
      valuation adjustments .......................          795          0            0            795
   Other non-interest expense .....................       13,657        491         (140)        14,008
   Income tax expense (benefit) ...................        3,489       (320)           0          3,169
   Minority interest ..............................           (2)         0            0             (2)
   Net income .....................................        7,292      7,164       (7,288)         7,168
   Goodwill .......................................        3,801          0            0          3,801
   Total assets ...................................      950,179     83,381      (78,225)       955,335
   Net interest margin ............................         3.47%        NM           NM           3.46%
   Return on average assets .......................         1.07%        NM           NM           1.06%
   Return on average realized common equity .......        12.86%        NM           NM          11.44%
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

GENERAL

The earnings of the Company are primarily dependant on the Bank's net interest income, which is the difference between interest earned on its loans and investments, and the interest paid on interest-bearing liabilities such as deposits and Federal Home Loan Bank (FHLB) advances. The difference between the average rate of interest earned on assets and the average rate paid on liabilities is the "interest rate spread". Net interest income is produced when interest-earning assets equal or exceed interest-bearing liabilities and there is a positive interest rate spread. The Company's interest rate spread has been enhanced by the increased level of commercial loans placed in the portfolio and the increased amount of lower rate deposits. Net interest income and net interest rate spread are affected by changes in interest rates, the volume and the mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. The Company's net income is also affected by the generation of non-interest income, which consists primarily of gains or losses from the sale of securities, gains from the sale of loans, and the generation of fees and service charges on deposit accounts. The Bank incurs expenses in addition to interest expense in the form of salaries and benefits, occupancy expenses, provisions for loan losses and amortization and valuation adjustments on mortgage servicing assets.

The earnings of financial institutions, such as the Bank, are significantly affected by prevailing economic and competitive conditions, particularly changes in interest rates, government monetary and fiscal policies, and regulations of various regulatory authorities. Lending activities are influenced by the demand for and supply of single family and commercial properties, competition among lenders, the level of interest rates and the availability of funds. Single family mortgage loan activity decreased in the first nine months of 2005 when compared to the same period in 2004 due to a decline in refinancing activity, and we expect this trend to continue. Deposit flows and costs of deposits are influenced by prevailing market rates of interest on competing investments, account maturities and the levels of personal income and savings. The interest rates charged by the FHLB on advances to the Bank also have a significant impact on the Bank's overall cost of funds.

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

The adequacy of the allowance for loan losses is dependent upon management's estimates of variables affecting valuation, appraisals of collateral, evaluations of performance and status, and the amounts and timing of future cash flows expected to be received on impaired loans. Such estimates, appraisals, evaluations and cash flows may be subject to frequent adjustments due to changing economic prospects of borrowers or properties. The estimates are reviewed quarterly and adjustments, if any, are recorded in the provision for loan losses in the periods in which the adjustments become known. The allowance is allocated to individual loan categories based upon the relative risk characteristics of the loan portfolios and the actual loss experience. The Company increases its allowance for loan losses by charging the provision for loan losses against income. The methodology for establishing the allowance for loan losses takes into consideration probable losses that have been identified in connection with specific loans as well as probable losses inherent in the loan portfolio for which specific reserves are not required. Future adjustments to the provision for loan losses may be necessary if conditions differ substantially from those in the assumptions used to determine the allowance for loan losses.

Mortgage Servicing Rights

The Company recognizes as an asset the rights to service mortgage loans for others, which are referred to as mortgage servicing rights (MSRs). MSRs are capitalized at the relative fair value of the servicing rights on the date the mortgage loan is sold and are carried at the lower of the capitalized amount, net of accumulated amortization, or fair value. MSRs are capitalized and amortized in proportion to, and over the period of, estimated net servicing income. Each quarter the Company evaluates its MSRs for impairment in accordance with Statement of Financial Accounting Standard (SFAS) No. 140. Loan type and interest rate are the predominant risk characteristics of the underlying loans used to stratify the MSRs for purposes of measuring impairment. If temporary impairment exists, a valuation allowance is established for any excess of amortized cost over the current fair value through a charge to income. If the Company later determines that all or a portion of the temporary impairment no longer exists, a reduction of the valuation allowance is recorded as an increase to income. The valuation of the MSRs is based on various assumptions including the estimated prepayment speeds and default rates of the portfolio which is stratified by loan type and interest rate. Changes in the mix of loans, interest rates, prepayment speeds, or default rates from the estimates used in the valuation of the mortgage servicing rights may have a material effect on the amortization and valuation of MSRs. Future adjustments may be necessary if economic conditions differ substantially from the economic conditions in the assumptions used to determine the value of the MSRs. The Company does not formally hedge its MSRs because they are hedged naturally by the Company's mortgage origination volume. Generally, as interest rates rise the origination volume declines and the value of MSRs increases and as interest rates decline the origination volume increases and the value of MSRs decreases.

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

NET INCOME

The Company's net income was $2.3 million for the third quarter of 2005, down $274,000, or 10.7%, from net income of $2.6 million for the third quarter of 2004. Basic earnings per share for the third quarter of 2005 were $0.59, down $0.07, or 10.6%, from $0.66 for the same quarter of 2004. Diluted earnings per common share for the third quarter of 2005 were $0.57, down $0.07, or 10.9%, from $0.64 for the third quarter of 2004.

Net income was $7.6 million for the nine-month period ended September 30, 2005, an increase of $423,000, or 5.9%, compared to $7.2 million for the nine-month period ended September 30, 2004. Basic earnings per share were $1.98 for the nine-months ended September 30, 2005, an increase of $0.13, or 7.0%, from $1.85 for the same nine-month period of 2004. Diluted earnings per common share for the nine-month period in 2005 were $1.89, up $0.12, or 6.8%, from $1.77 for the same period in 2004.

NET INTEREST INCOME

Interest income was $15.2 million for the third quarter of 2005, an increase of $2.0 million, or 15.8%, from $13.2 million for the same period in 2004. Interest income increased because of an increase in interest rates and an increase in the average outstanding balance of interest-earning assets. Interest rates increased primarily because of the 200 basis point increase in the prime interest rate between the periods. Increases in the prime rate, which is the rate that banks charge their prime business customers, generally increase the rates on adjustable rate consumer and commercial loans in the portfolio and new loans originated. The increase in interest-earning assets was caused primarily by the $75 million increase in the average outstanding balance of commercial loans between the periods which was partially offset by a decrease of $27 million in other loans and investments. The average yield earned on interest-earning assets was 6.45% for the third quarter of 2005, an increase of 58 basis points from the 5.87% average yield for the third quarter of 2004.

Interest expense was $6.3 million for the third quarter of 2005, an increase of $906,000, or 16.8%, compared to $5.4 million for the third quarter of 2004. Interest expense increased primarily because of higher interest rates paid on deposits which were caused by the 200 basis point increase in the federal funds rate between the periods. Increases in the federal funds rate, which is the rate that banks charge other banks for short term loans, generally increase the rates banks pay for deposits. Interest expense also increased because of the $38 million increase in the average outstanding balance of deposits and advances between the periods due to an increase in transaction accounts and brokered deposits. The average interest rate paid on interest-bearing liabilities was 2.82% for the third quarter of 2005, an increase of 29 basis points from the 2.53% average rate paid for the third quarter of 2004.

Net interest income was $8.9 million for the third quarter of 2005, an increase of $1.1 million, or 15.1%, compared to $7.8 million for the third quarter of 2004. Net interest margin (net interest income divided by average interest-earning assets) for the third quarter of 2005 was 3.79%, an increase of 32 basis points, compared to 3.47% for the third quarter of 2004.

Interest income was $44.2 million for the nine-month period ended September 30, 2005, an increase of $6.3 million, or 16.5%, from $37.9 million for the same period in 2004. Interest income increased primarily because of an increase in average interest-earning assets and because of a change in the mix of assets between the periods. The increase in interest-earning assets was caused primarily by the $94 million increase in the average outstanding balance of commercial loans between the periods which was partially offset by a decrease of $21 million in other loans and investments. The yield earned on interest-earning assets was 6.30% for the first nine months of 2005, an increase of 43 basis points from the 5.87% yield for the same period in 2004.

Interest expense was $17.8 million for the nine-month period ended September 30, 2005, an increase of $2.2 million, or 14.6%, from the $15.6 million for the same period in 2004. Interest expense increased primarily because of higher interest rates paid on deposits, which were caused by the 200 basis point increase in the federal funds rate between the periods. Interest expense also increased because of the $67 million increase in the average outstanding balance of deposits and advances between the periods due to an increase in transaction accounts and brokered deposits. The average interest rate paid on interest-bearing liabilities was 2.69% for the first nine-months of 2005, an increase of 15 basis points from the 2.54% average rate paid for the same period of 2004.

Net interest income was $26.4 million for the first nine months of 2005, an increase of $4.0 million, or 17.8%, from $22.4 million for the same period in 2004. Net interest margin for the first nine months of 2005 was 3.76%, an increase of 30 basis points, compared to 3.46% for the same period of 2004.

PROVISION FOR LOAN LOSSES

The provision for loan losses is recorded to bring the allowance for loan losses to a level deemed appropriate by management based on factors disclosed in the critical accounting policies previously discussed. The provision for loan losses was $952,000 for the third quarter of 2005, an increase of $177,000, or 22.8%, from $775,000 for the third quarter of 2004. The provision for loan losses was $2.5 million for the nine-month period of 2005, an increase of $454,000, or 22.2%, from $2.0 million for the same nine-month period in 2004. The provision for loan losses increased primarily because of increased commercial loan charge offs during the period. The increase in the provision related to loan charge offs was partially offset by less commercial loan growth in the first nine months of 2005 when compared to the same period in 2004. Total non-performing assets were $4.7 million at September 30, 2005, a decrease of $251,000, or 5.14%, from $4.9 million at December 31, 2004. Non-performing loans decreased $1.4 million and foreclosed and repossessed assets increased $1.1 million during the first nine months of 2005.

A reconciliation of the Company's allowance for loan losses is summarized as follows:

                                     2005         2004
                                 -----------   ---------
Balance at January 1,            $ 8,995,892   6,939,602
Provision                          2,495,000   2,041,000
Commercial loan charge offs       (2,614,530)          0
Consumer loan charge offs           (195,020)   (290,672)
Single family mortgage loan
   charge offs                      (230,934)   (231,055)
Recoveries                           182,921      12,137
                                 -----------   ---------
Balance at September 30,         $ 8,633,329   8,471,012
                                 ===========   =========

NON-INTEREST INCOME

Non-interest income was $1.7 million for the third quarter of 2005, an increase of $132,000, or 8.3%, from $1.6 million for the same period in 2004. Gains on sales of loans increased $275,000 due primarily to the $232,000 increase in the gain recognized on the sale of government guaranteed commercial loans in the third quarter of 2005 when compared to the same period in 2004. Other non-interest income decreased $119,000 primarily because of increased losses recognized on repossessed mobile homes in the third quarter of 2005.

Non-interest income was $4.7 million for the first nine months of 2005, a decrease of $83,000, or 1.7%, from $4.8 million for the same period in 2004. Gains on sales of loans decreased $26,000 primarily due to decreased mortgage loan activity in the first nine months of 2005 when compared to the same period of 2004. Other non-interest income decreased $63,000 primarily because of increased losses recognized on repossessed mobile homes in 2005.

NON-INTEREST EXPENSE

Non-interest expense was $5.5 million for the third quarter of 2005, an increase of $669,000, or 13.7%, from $4.9 million for the same period of 2004. Compensation expense increased $351,000 between the periods because of annual payroll cost increases and the increased number of employees. Occupancy expense increased $128,000 primarily because of the additional corporate office space occupied in the first quarter of 2005 and because of increased amortization expense on various software upgrades that were implemented between the periods. Data processing costs increased by $46,000 primarily because of increased activity between the periods and an increase in the fees and services provided by the third party service center. Other operating expenses increased $130,000 primarily because of increased costs on foreclosed commercial properties during the third quarter of 2005 when compared to the same period in 2004.

Non-interest expense was $16.4 million for the first nine months of 2005, an increase of $1.6 million, or 10.5%, from $14.8 million for the same period in 2004. Compensation expense increased $800,000 because of annual payroll cost increases and the increased number of employees. Occupancy expense increased $409,000 primarily because of the additional corporate office space occupied in the first quarter of 2005 and because of increased amortization expense on various software upgrades that were implemented between the periods. Data processing costs increased by $109,000 primarily because of increased activity and an increase in fees and services provided by the third party service center. Other operating expenses increased $242,000 primarily because of increased costs on foreclosed and repossessed assets during the first nine months of 2005 when compared to the same period in 2004.

INCOME TAX EXPENSE

Income tax expense was $1.9 million for the third quarter of 2005, an increase of $736,000, or 63.9%, compared to $1.2 million for the same period of 2004. Income tax expense was $4.6 million for the first nine months of 2005, an increase of $1.4 million, or 46.4%, compared to $3.2 million for the same period of 2004. Income tax expense increased $962,000 due to an increase in taxable income and $297,000 due to an increase in the effective tax rate because of changes in state tax law that were retroactive to January 1, 2005.

NON-PERFORMING ASSETS

The following table sets forth the amounts and categories of non-performing assets in the Company's portfolio at September 30, 2005 and December 31, 2004.

                                                       Sept. 30,   Dec. 31,
                                                          2005       2004
                                                       ---------   --------
(Dollars in Thousands)
Non-Accruing Loans:
   One-to-four family real estate                       $  246       1,864
   Commercial real estate                                  948       1,114
   Consumer                                                373         472
   Commercial business                                     261         261
                                                        ------      ------
   Total                                                 1,828       3,711
                                                        ------      ------
Accruing loans delinquent 90 days or more:
   One-to-four family real estate                        1,154         628
Other assets                                               178         201
Foreclosed and Repossessed Assets:
   One-to-four family real estate                          530         141
   Consumer                                                191         201
   Commercial                                              750           0
                                                        ------      ------
   Total non-performing assets                          $4,631      $4,882
                                                        ======      ======
Total as a percentage of total assets                     0.47%       0.51%
                                                        ======      ======
Total non-performing loans                              $2,982      $4,339
                                                        ======      ======
Total as a percentage of total loans receivable, net      0.37%       0.55%
Allowance for loan loss to non-performing loans         289.51%     207.30%

Total non-performing assets were $4.6 million at September 30, 2005, a decrease of $251,000, or 5.14%, from $4.9 million at December 31, 2004. Non-performing loans decreased $1.4 million and foreclosed and repossessed assets increased $1.1 million during the first nine months of 2005. The following activity occurred during the first nine months of 2005 related to non-performing assets:
$16.0 million of previously performing loans were classified as non-performing, $2.3 million in non-performing loans were foreclosed or repossessed, $3.1 million in loans were charged off as a loss, $676,000 in foreclosed assets were sold, and $14.7 million in loans previously classified as non-performing were paid off or were reclassified to performing status.

DIVIDENDS

On October 25, 2005 the Company declared a cash dividend of $0.24 per share, payable on December 14, 2005 to shareholders of record on November 25, 2005.

During 2005, the Company has declared and paid dividends as follows:

   Record date         Payable date     Dividend per share   Dividend Payout Ratio
-----------------   -----------------   ------------------   ---------------------
February 18, 2005     March 7, 2005            $0.22                 41.51%
   May 20, 2005        June 8, 2005            $0.22                 31.43%
 August 26, 2005    September 9, 2005          $0.24                 38.71%

The annualized dividend payout ratio for the past four quarters, ending with the December 14, 2005 payment will be 38.02%.

The declaration of dividends are subject to, among other things, the Company's financial condition and results of operations, the Bank's compliance with its regulatory capital requirements, including the fully phased-in capital requirements, tax considerations, industry standards, economic conditions, regulatory restrictions, general business practices and other factors.

LIQUIDITY

For the nine months ended September 30, 2005, the net cash provided by operating activities was $15.0 million. The Company collected $8.0 million from the maturities of securities, $1.6 million from principal repayments on securities, and $231,000 of customer escrows. It purchased securities available for sale of $5.0 million, FHLB stock of $1.9 million, and premises and equipment of $1.0 million. Net loans receivable increased $38.9 million due to commercial loan growth. The Company had a net increase in deposit balances of $16.2 million, received and repaid $57 million in FHLB advances and received $2.4 million from the redemption of FHLB stock. The Company received $38,000 related to the exercise of stock options, purchased $972,000 of its own stock, and paid $2.6 million in dividends to its shareholders.

The Company has certificates of deposits with outstanding balances of $178.0 million that come due over the next 12 months. Based upon past experience, management anticipates that the majority of the deposits will renew for another term. The Company believes that deposits that do not renew will be replaced with deposits from other customers or brokers or funded with advances from the FHLB. Management does not anticipate that it will have a liquidity problem due to maturing deposits.

The Company has $110.9 million of FHLB advances which mature beyond September 30, 2006 but have call features that can be exercised by the FHLB during the next twelve months. If the call features are exercised, the Company has the option of requesting any advance otherwise available to it pursuant to the credit policy of the FHLB. The Company also has $10.0 million of FHLB advances that will mature during the next twelve months. Since the Company has the ability to request another advance to replace the advance that is being called or is maturing, management does not anticipate that it will have a liquidity problem due to advances being called by the FHLB during the next twelve months.

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

The Company utilizes a model which uses the discounted cash flows from its interest-earning assets and its interest-bearing liabilities to calculate the current market value of those assets and liabilities. The model also calculates the changes in market value of the interest-earning assets and interest-bearing liabilities due to different interest rate changes. The Company believes that over the next twelve months interest rates could fluctuate in a range of 200 basis points up or down from where the interest rates were at September 30, 2005. The Company does not have a trading portfolio. The following table discloses the projected changes in market value to the Company's interest-earning assets and interest-bearing liabilities based upon incremental 100 basis point changes in interest rates from interest rates in effect on September 30, 2005.

Other than trading portfolio                                        Market Value
                                                 -------------------------------------------------
(Dollars in thousands)
Basis point change in interest rates               -200       -100       0        +100      +200
------------------------------------             --------   -------   -------   -------   --------
Total market risk sensitive assets ...........   $986,417   979,906   971,601   959,625   945,554
Total market risk sensitive liabilities ......    891,022   875,136   859,753   846,513   835,237
Off-balance sheet financial instruments ......       (107)      (44)        0       279       534
                                                 --------   -------   -------   -------   -------
Net market risk ..............................   $ 95,502   104,814   111,848   112,833   109,783
                                                 ========   =======   =======   =======   =======
Percentage change from current market value ..     (14.61)%   (6.29)%    0.00%     0.88%    (1.85)%
                                                 ========   =======   =======   =======   =======

The preceding table was prepared utilizing the following assumptions (Model Assumptions) regarding prepayment and decay ratios which were determined by management based upon their review of historical prepayment speeds and future prepayment projections. Fixed rate loans were assumed to prepay at annual rates of between 6% to 76%, depending on the note rate and the period to maturity. Adjustable rate mortgages (ARMs) were assumed to prepay at annual rates of between 11% and 30%, depending on the note rate and the period to maturity. Growing Equity Mortgage (GEM) loans were assumed to prepay at annual rates of between 6% and 98% depending on the note rate and the period to maturity. Mortgage-backed securities and Collateralized Mortgage Obligations (CMOs) were projected to have prepayments based upon the underlying collateral securing the instrument and the related cash flow priority of the CMO tranche owned. Certificate accounts were assumed not to be withdrawn until maturity. Passbook accounts were assumed to decay at an annual rate of 28%, money market accounts were assumed to decay at an annual rate of 31%, non-interest checking and NOW accounts were assumed to decay at annual rates of 33% and 14%, respectively. FHLB advances were projected to be called at the first call date where the projected interest rate on similar remaining term advances exceeded the interest rate on the Company's callable advance.

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

ASSET/LIABILITY MANAGEMENT

The Company's management reviews the impact that changing interest rates will have on its net interest income projected for the twelve months following September 30, 2005 to determine if its current level of interest rate risk is acceptable. The following table projects the estimated annual impact on net interest income of immediate interest rate changes called rate shocks.

                  Projected Change
   Rate Shock      in Net Interest   Percentage
in Basis Points        Income          Change
---------------   ----------------   ----------
      +200           $2,343,000          6.09%
      +100            1,449,000          3.77
         0                    0          0.00
      -100           (2,568,000)        (6.68)
      -200           (5,635,000)       (14.65)

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

In managing its asset/liability mix, the Bank, at times, depending on the relationship between long- and short-term interest rates, market conditions and consumer preferences, may place more emphasis on managing net interest margin to enhance net interest income than on matching the interest rate sensitivity of its assets and liabilities. Management believes that the increased net interest income resulting from a mismatch in the maturity of its asset and liability portfolios can, in certain situations, provide high enough returns to justify the increased exposure to sudden and unexpected changes in interest rates.

To the extent consistent with its interest rate spread objectives, the Bank attempts to manage its interest rate risk and has taken a number of steps to restructure its balance sheet in order to better match the maturities of its assets and liabilities. The Bank has primarily focused its fixed rate one-to-four family residential lending program on loans that are saleable to third parties and only places fixed rate loans that meet certain risk characteristics into its loan portfolio. The Bank does place into its portfolio adjustable rate single-family loans that reprice over one, three, or five-year period. The Bank's commercial loan production has primarily been in adjustable rate loans and fixed rate commercial loans placed in portfolio have been shorter-term loans, usually with maturities of five years or less, in order to manage the Company's interest rate risk exposure.

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

                               HMN FINANCIAL, INC.
                           PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

               None.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
               (a)-(b) Not applicable
               (c) Information Regarding Share Repurchases

                                                                                 (c) Total Number of        (d) Maximum Number (or
                                                                                  Shares (or Units)        Approximate Dollar Value)
                                         (a) Total Number     (b) Average       Purchased as Part of       of Shares (or Units) that
                                           of Shares (or     Price Paid per   Publicly Announced Plans    May Yet Be Purchased Under
Period                                   Units) Purchased   Share (or Unit)          or Programs             the Plans or Programs
------                                   ----------------   ---------------   ------------------------    --------------------------
July 1 through July 31, 2005                     0                  0                     0                         197,000
August 1 through August 31, 2005                 0                  0                     0                         197,000
September 1 through September 30, 2005           0                  0                     0                         197,000
                                               ---                ---                   ---
Total                                            0                 $0                     0
                                               ===                ===                   ===

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

                                        HMN FINANCIAL, INC.
                                        Registrant


Date: November 4, 2005                  /s/ Michael McNeil
                                        ----------------------------------------
                                        Michael McNeil,
                                        President/Chief Executive Officer
                                        (Principal Executive Officer)
                                        (Duly Authorized Representative)


Date: November 4, 2005                  /s/ Jon Eberle
                                        ----------------------------------------
                                        Jon Eberle,
                                        Chief Financial Officer
                                        (Principal Financial Officer)

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

                                                                               Sequential
                                                              Reference      Page Numbering
Regulation                                                     to Prior      Where Attached
    S-K                                                       Filing or       Exhibits Are
  Exhibit                                                      Exhibit       Located in This
  Number     Document Attached Hereto                           Number      Form 10-Q Report
----------   ------------------------                         ---------   --------------------
    3.1      Amended and Restated Articles of Incorporation       *1               N/A

    3.2      Amended and Restated By-laws                         *2               N/A

     4       Form of Common Stock                                 *3               N/A
             Including indentures

    14       HMN Code of Business Conduct and Ethics              14      Filed Electronically
             Readopted August 23, 2005

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