Form 10-K
period 2005-12-31
HMN FINANCIAL INC
filed 2006-03-01
CIK 921183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___.
Commission file number: 0-24100.
HMN FINANCIAL, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	41-1777397 (I.R.S. Employer Identification No.)

1016 Civic Center Drive Northwest, PO Box 6057 Rochester, Minnesota (Address of Principal Executive Offices)	55901 (Zip Code)

(507) 535-1200	None
Registrant’s telephone number, including area code	Former name, former address and former fiscal year, if changed since last report
Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share (Title of each class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.
YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best or registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and Large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $103.1 million based on the closing stock price of $31.48 on such date as reported on the Nasdaq National Market.
As of February 13, 2006 the number of outstanding shares of common stock of the registrant was 4,422,964.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s annual report for the year ended December 31, 2005, are incorporated by reference in Parts I, II and IV of this Form 10-K. Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the registrant’s fiscal year ended December 31, 2005 are incorporated by reference in Part III of this Form 10-K. The compensation committee report and the stock performance graph contained in the registrant’s proxy statement are expressly not incorporated by reference in this report.

Forward-Looking Statements
The information presented or incorporated by reference in this Annual Report on Form 10-K under the headings “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Words such as “anticipate”, “believe”, “expect”, “intend”, “would”, “could” and similar expressions, as they relate to us, are intended to identify such forward-looking statements. These statements are subject to risks and uncertainties, including those discussed under “Risk Factors” on pages 27-30 of this Form 10-K, that could cause actual results to differ materially from those projected. Because actual results may differ, we caution you not to place undue reliance on these forward-looking statements.

PART I
ITEM 1. BUSINESS
General
HMN Financial, Inc. (HMN or the Company) is a stock savings bank holding company that owns 100 percent of Home Federal Savings Bank (the Bank). The Bank has a community banking philosophy and operates retail banking and loan production facilities in Minnesota and Iowa. The Bank has one wholly owned subsidiary, Osterud Insurance Agency, Inc. (OIA) which offers financial planning products and services. HMN has another wholly owned subsidiary, Security Finance Corporation (SFC) which acts as an intermediary for the Bank in transacting like kind property exchanges for Bank customers. During the period for which financial information is presented in this Form 10-K, the Bank had three other subsidiaries that are no longer operating. Home Federal Holding, Inc. (HFH), a wholly owned subsidiary, was the holding company for Home Federal REIT, Inc. (HFREIT) which invested in real estate loans acquired from the Bank. HFH and HFREIT were both dissolved in 2005. Federal Title Services, LLC (FTS), which was 80% owned by the Bank, performed mortgage title services for Bank customers and was dissolved in 2004. Home Federal Mortgage Services, LLC (HFMS), which was 51% owned by the Bank, was a mortgage banking and mortgage brokerage business that was dissolved in 2003.
As a community-oriented financial institution, the Company seeks to serve the financial needs of communities in its market area. The Company’s business involves attracting deposits from the general public and businesses and using such deposits to originate or purchase one-to-four family residential, commercial real estate, and multi-family mortgage loans as well as consumer, construction, and commercial business loans. The Company also invests in mortgage-backed and related securities, U.S. government agency obligations, and other permissible investments. The executive offices of the Company are located at 1016 Civic Center Drive Northwest, Rochester, Minnesota 55901. Its telephone number at that address is (507) 535-1200. The Company’s website is located at www.hmnf.com. Information contained on the Company’s website is expressly not incorporated by reference into this Form 10-K.
Market Area
The Company serves the southern Minnesota counties of Fillmore, Freeborn, Houston, Mower, Olmsted and Winona and portions of Steele, Dodge, Goodhue and Wabasha through its corporate office located in Rochester, Minnesota and its nine branch offices located in Albert Lea, Austin, LaCrescent, Rochester, Spring Valley and Winona, Minnesota. The portion of the Company’s southern Minnesota market area consisting of Rochester and the contiguous communities is composed of primarily urban and suburban communities, while the balance of the Company’s southern Minnesota market area consists primarily of rural areas and small towns. Primary industries in the Company’s southern Minnesota market area include manufacturing, agriculture, health care, wholesale and retail trade, service industries and education. Major employers include IBM, Mayo Clinic and Hormel (a food processing company). The Company’s market area is also the home of Winona State University, Rochester Community and Technical College, University of Minnesota — Rochester Center, Winona State University — Rochester Center and Austin’s Riverland Community College.
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
Based upon information obtained from the U.S. Census Bureau for 2004 (the last year for which information is available), the population of the six primary counties in the Bank’s southern Minnesota market area was estimated as follows: Fillmore — 21,321; Freeborn — 31,971; Houston - 19,890; Mower — 38,998; Olmsted — 133,283; and Winona — 49,046. The median household income for these six counties ranged from $36,651 to $51,316. With respect to Iowa, the population of Marshall County was 39,503 and the population of Tama County was 17,948. The median household income of these two counties ranged from $37,419 to $38,268.
The Company also serves a diverse high net worth customer base primarily in the seven county metropolitan area of Minneapolis and St. Paul from Eagle Crest Capital Bank, a division of the Bank, located in Edina, Minnesota.

The Company serves a similar group of individuals and businesses in Olmsted county from its Eagle Crest Capital Bank location in Rochester, Minnesota.
Lending Activities
General. Historically, the Company has originated 15 and 30-year, fixed rate mortgage loans secured by one-to-four family residences for its loan portfolio. Over the past five years, the Company has focused on managing interest rate risk and increasing interest income by increasing its investment in shorter term and generally higher yielding commercial real estate, commercial business, consumer, and construction loans and reducing its investment in longer term one-to-four family real estate loans. The Company continues to originate 15 and 30 year fixed rate mortgage loans, adjustable rate mortgage loans that are fixed for an initial period of one, three or five years and some shorter term fixed rate loans that have certain characteristics. The shorter term fixed rate loans are placed into portfolio. The majority of the 15 and 30-year fixed rate mortgage loans are sold in the secondary mortgage market. The Company also offers an array of consumer loan products that include both open lines and closed end home equity loans. The home equity line of credit has an adjustable interest rate based upon the prime rate as published in the Wall Street Journal plus a margin. Refer to Note 4 of the Notes to Consolidated Financial Statements in the Annual Report for more information on the loan portfolio (incorporated by reference in Item 8. of Part II of this Form 10-K).

The following table shows the composition of the Company’s loan portfolio by fixed and adjustable rate loans as of December 31:

	2005		2004		2003		2002		2001
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Fixed rate Loans
Real Estate:
One-to-four family
GEM	$14,812	6.94%	$16,133	2.01%	$13,387	1.89%	$17,394	3.18%	$30,727	6.38%
Other	55,700	1.84	59,937	7.48	65,004	9.17	74,510	13.63	110,619	22.97

Total one-to-four family	70,512	8.78	76,070	9.49	78,391	11.06	91,904	16.81	141,346	29.35
Multi-family	5,956	0.74	6,387	0.79	6,471	0.91	6,588	1.20	7,644	1.59
GEM — multi-family	51	0.01	57	0.01	61	0.01	64	0.01	68	0.01
Commercial	89,905	11.19	51,390	6.41	52,563	7.42	37,878	6.93	29,756	6.18
Construction or development	12,919	1.61	27,557	3.44	17,215	2.43	17,234	3.15	15,542	3.22

Total fixed rate real estate loans	179,343	22.33	161,461	20.14	154,701	21.83	153,668	28.10	194,356	40.35

Consumer loans:
Savings	605	0.07	454	0.06	494	0.07	534	0.10	594	0.12
Automobile	5,462	0.68	9,496	1.18	14,754	2.08	11,062	2.02	6,624	1.38
Home equity	19,289	2.40	20,019	2.50	18,742	2.65	21,049	3.85	26,300	5.46
Mobile home	2,299	0.29	2,896	0.36	3,665	0.52	4,534	0.83	5,456	1.13
Land/Lot Loans	1,234	0.15	818	0.10	754	0.11	781	0.15	767	0.16
Other	2,569	0.32	3,134	0.39	3,105	0.43	3,299	0.60	3,326	0.69

Total consumer loans	31,458	3.91	36,817	4.59	41,514	5.86	41,259	7.55	43,067	8.94
Commercial business loans	49,297	6.14	69,671	8.69	51,609	7.28	42,272	7.73	37,123	7.71

Total other loans	80,755	10.05	106,488	13.28	93,123	13.14	83,531	15.28	80,190	16.65

Total fixed rate loans	260,098	32.38	267,949	33.42	247,824	34.97	237,199	43.38	274,546	57.00

Adjustable rate Loans
Real estate:
One-to-four family	56,563	7.04	62,938	7.85	65,924	9.30	59,662	10.91	74,102	15.38
Multi-family	34,745	4.33	35,478	4.43	25,008	3.53	9,113	1.67	6,657	1.38
Commercial	170,363	21.21	173,554	21.65	146,603	20.69	92,539	16.92	41,012	8.52
Construction or development	67,424	8.39	70,841	8.84	78,131	11.02	44,102	8.07	31,435	6.53

Total adjustable rate real estate loans	329,095	40.97	342,811	42.77	315,666	44.54	205,416	37.57	153,206	31.81

Consumer (home equity and other)	60,853	7.57	67,154	8.38	54,425	7.68	52,131	9.53	35,770	7.43
Land/Lot loans	8,197	1.02	10,754	1.34	9,732	1.38	2,809	0.52	83	0.02
Other	390	0.05	248	0.03	234	0.03	222	0.04	211	0.04

Total consumer loans	69,440	8.64	78,156	9.75	64,391	9.09	55,162	10.09	36,064	7.49
Commercial business loans	144,665	18.01	112,698	14.06	80,808	11.40	48,989	8.96	17,817	3.70

Total other loans	214,105	26.65	190,854	23.81	145,199	20.49	104,151	19.05	53,881	11.19

Total adjustable rate loans	543,200	67.62	533,665	66.58	460,865	65.03	309,567	56.62	207,087	43.00

Total loans	803,298	100.00%	801,614	100.00%	708,689	100.00%	546,766	100.00%	481,633	100.00%

Less
Loans in process	7,008		7,561		11,298		6,826		4,692
Unamortized discounts	190		63		166		142		278
Net deferred loan fees	1,644		1,781		1,334		1,068		1,212
Allowance for losses on loans	8,778		8,996		6,940		4,824		3,783

Total loans receivable, net	$785,678		$783,213		$688,951		$533,906		$471,668

The following table illustrates the interest rate maturities of the Company’s loan portfolio at December 31, 2005. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. Scheduled repayments of principal are reflected in the year in which they are scheduled to be paid.

	Real Estate
			Multi-family and
	One-to-four family		Commercial		Construction		Consumer		Commercial Business		Total
		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted
Due During Years		Average		Average		Average		Average		Average		Average
Ending December 31,	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
2006 (1)	$7,671	6.15%	$85,431	7.45%	$27,297	7.51%	$16,852	8.58%	$108,108	7.65%	$245,359	7.58%
2007	6,493	5.90	48,745	7.60	14,348	8.32	10,183	8.02	25,916	7.29	105,685	7.56
2008	6,966	5.76	30,984	7.26	1,094	7.49	10,373	8.07	18,697	7.28	68,114	7.24
2009 through 2010	13,164	5.64	27,391	6.81	2,285	7.66	18,770	8.45	20,316	7.22	81,926	7.12
2011 through 2015	29,696	5.62	64,865	6.43	13,830	7.50	30,493	8.60	16,427	7.32	155,311	6.89
2016 through 2030	52,445	5.62	43,604	6.11	20,017	7.25	14,210	7.90	4,498	7.57	134,774	6.32
2031 and following	10,640	5.35	0	0.00	1,472	6.24	17	6.28	0	0.00	12,129	5.46

	$127,075		$301,020		$80,343		$100,898		$193,962		$803,298

(1)	Includes demand loans, loans having no stated maturity, and overdraft loans.
The total amount of loans due after December 31, 2006 that have predetermined interest rates is $351.2 million, while the total amount of loans due after such date that have floating or adjustable interest rates is $206.7 million. Construction or development loans were $38.6 million for one to four family dwellings, $11.2 million for multifamily and $30.5 million for nonresidential.

Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989, the aggregate amount of loans that the Bank is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a “readily ascertainable” value or 30% for certain residential development loans). At December 31, 2005, based upon the 15% limitation, the Bank’s regulatory limit for loans to one borrower was approximately $13.2 million. At December 31, 2005, the dollar amount of outstanding loans to one group of related borrowers exceeded this amount, but some of the loans included in these loan totals were exempt from the lending limit because (a) some of the collateral securing these loans was certificates of deposit or marketable securities held by the Bank, providing the Bank with an expanded lending limit and (b) under the direct benefit and common enterprise rules of the Financial Institutions Reform, Recovery and Enforcement Act of 1989, a portion of these loans do not really benefit the same individual borrower. The total loans outstanding to this borrower at December 31, 2005 were $17.9 million. The borrower also had $800,000 of additional approved but undrawn credit available at December 31, 2005. The amount outstanding, excluding those loans that were exempt from the loans to one borrower limits because of the direct benefit and common enterprise rules, or because they were secured by deposits was $7.1 million. The largest borrowing relationship is secured by an entertainment facility, hotel, commercial real estate, and equipment and was performing in accordance with its terms at December 31, 2005.
All of the Bank’s lending is subject to its written underwriting standards and to loan origination procedures. Decisions on loan applications are made on the basis of detailed applications and property valuations determined by an independent appraiser. The loan applications are designed primarily to determine the borrower’s ability to repay. The more significant items on the application are verified through use of credit reports, financial statements, tax returns or confirmations. The Bank also offers the Home Credit Plus Program which relies on the credit score of the loan applicant instead of income, asset and employment verification procedures. The Bank also offers low or alternative documentation underwriting procedures that conform to Federal National Mortgage Association (FNMA) underwriting guidelines.
The Bank’s Mortgage and Consumer Loan Committee is responsible for reviewing and approving all loans over the Federal Home Loan Mortgage Corporation/FNMA conforming loan dollar limit originated by the Bank that are not sold in the secondary loan market. This limit was $359,650 for 2005 and $333,700 for 2004. Approval of at least one member of the Mortgage and Consumer Loan Committee was obtained on all loans above this limit.
The Bank’s Commercial Loan Committee is responsible for reviewing and approving individual commercial loans or loans to borrowers with aggregate lending relationships ranging from $1.0 million to $7.5 million. The Bank’s individual commercial loan officers have the authority to approve loans that meet the guidelines established by the Bank’s commercial loan policy for loans up to $250,000, subject to specific loan officer authority limits. The Bank’s Commercial Loan Officers Committee has the authority to approve loans that meet the commercial loan policy guidelines that are less than $1.0 million. Individual loans of $7.5 million or more, and loans to borrowers with aggregate lending relationships that exceed that amount, must be approved by the Company’s Board of Directors or its Executive Commercial Loan Committee.
The Bank generally requires title insurance on its mortgage loans as well as fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property. The Bank also requires flood insurance to protect the property securing its interest when the property is located in a flood plain.
One-to-Four Family Residential Real Estate Lending. At December 31, 2005 the Company’s one-to-four family real estate loans, consisting of both fixed rate and adjustable rate loans, totaled $127.1 million, a decline of $11.9 million, from $139.0 million at December 31, 2004. This decrease in the one-to-four family loans is consistent with the Company’s strategy of changing the composition of its portfolio toward shorter term commercial real estate and commercial business loans.
The Company offers conventional fixed rate one-to-four family loans that have maximum terms of 30 years. In order to manage interest rate risk, the Company sells the majority of fixed rate loan originations or refinances with terms to maturity of 15 years or greater that are eligible for sale in the secondary market. The interest rates charged on the fixed rate loan products are based on the FNMA delivery rates, as well as other competitive factors. The Company also originates a limited number of fixed rate loans with terms up to 30 years that are insured by the Federal Housing Authority, Veterans Administration, Minnesota Housing Finance Agency or Iowa Finance Authority.
The Company also offers one-year adjustable rate mortgages (ARMs) at a margin (generally 275 to 375 basis points) over the yield on the Average Monthly One Year U.S. Treasury Constant Maturity Index for terms of up to 30 years. The ARM loans offered by the Company allow the borrower to select (subject to pricing) an initial period of one year, three years, or five years between the loan origination and the date the first interest rate change occurs. The ARMs generally have a 200 basis point annual interest rate change cap and a lifetime cap of 600 basis points over or under the initial rate. Initial interest rates offered on the ARM loans during 2005 ranged from 100 basis points below the fully indexed loan rate to 100 basis points over that rate. All borrowers are qualified for the loan at the fully indexed rate. The Company’s originated ARMs do not permit negative amortization of principal, generally do not contain prepayment penalties and are not convertible into fixed rate loans.
In underwriting one-to-four family residential real estate loans, the Company evaluates the borrower’s credit history; ability to make principal, interest and escrow payments; the value of the property that will secure the loan; and debt to income ratios. Properties securing one-to-four family residential real estate loans made by the Company are appraised by independent fee appraisers. The Company originates residential mortgage loans with loan-to-value ratios up to 100% for owner-occupied homes and up to 90% for non-owner occupied homes; however, private mortgage insurance is generally required to reduce the Company’s exposure to 80% of value or less on most loans. The Company generally seeks to underwrite its loans in accordance with secondary market standards.
The Company’s residential mortgage loans customarily include due-on-sale clauses giving it the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the property subject to the mortgage.
Fixed rate loans in the Company’s portfolio include both growing equity mortgage (GEM) loans and conventional fixed rate loans. The GEM loans require payments that increase after the first year. Under the GEM loans, the monthly payments required for the first year are established based on a 30-year amortization schedule. Depending upon the program selected, the payments may increase in the succeeding years by amounts ranging from 0% to 6.2%. Most of the GEM loans originated by the Company provide for at least four annual payment increases over the first five years of the loan. The increased payments required under GEM loans are applied to principal and have the effect of shortening the term to maturity; the GEM loans do not permit negative amortization. The Company currently offers one GEM product with a contractual maturity of approximately 15 years. The GEMs are generally priced based upon loans with similar contractual maturities. The GEMs are popular with consumers who anticipate future increases in income and who desire an amortization schedule of less than 30 years. Low mortgage interest rates over the past several years have decreased the demand for GEM loans as consumers have opted for shorter term fixed rate loans.
Commercial Real Estate and Multi-Family Lending. The Company originates permanent commercial real estate and multi-family loans secured by properties located primarily in its market area. It also purchases participations in commercial real estate and multi-family loans originated by third parties on properties outside of its market area. The commercial real estate and multi-family loan portfolio includes loans secured by motels, hotels, apartment buildings, churches, ethanol plants, office buildings, business facilities, shopping malls, nursing homes, golf courses, entertainment facilities, warehouses and other non-residential building properties primarily located in the upper Midwest part of the United States.
Permanent commercial real estate and multi-family loans are generally originated for a maximum term of 10 years and may have longer amortization periods with balloon maturity features. The interest rates may be fixed for the term of the loan or have adjustable features that are tied to the prime rate or a published index. Commercial real estate and multi-family loans are generally written in amounts up to 80% of the lesser of the appraised value of the property or the purchase price and generally have a debt service coverage ratio of at least 120%. The debt service coverage ratio is the ratio of net cash from operations to debt service payments. The Company may originate construction loans secured by commercial or multi-family real estate, or may purchase participation interests in third party originated construction loans secured by commercial or multi-family real estate.
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
At December 31, 2005, the Company’s two largest commercial real estate loans totaled $9.3 million and $9.1 million. These loans are secured by separate golf course housing developments in southeastern Minnesota and were performing at December 31, 2005.
Multi-family and commercial real estate loans generally present a higher level of risk than loans secured by one-to-four family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family and commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower’s ability to repay the loan may be impaired. At December 31, 2005, $948,000 of loans in the commercial real estate portfolio were nonperforming. There were two nonperforming loans in this category at December 31, 2005 with the largest one being a $648,000 loan secured by a hotel. There can be no assurance that the amount of nonperforming loans will not increase in the future.
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
At December 31, 2005 construction loans totaled $80.3 million, of which one-to-four family residential totaled $38.6 million, multi-family residential totaled $11.2 million and commercial real estate totaled $30.5 million.
The nature of construction loans makes them more difficult to evaluate and monitor. The risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value upon completion of the project, experience of the builder, and the estimated cost (including interest) of the project. If the estimate of value proves to be inaccurate, the Company may be confronted, at or prior to the maturity of the loan, with a project having a value that is insufficient to assure full repayment and/or the possibility of having to make substantial investments to complete and sell the project. Because defaults in repayment may not occur during the construction period, it may be difficult to identify problem loans at an early stage. In these cases, the Company may be required to modify the terms of the loan.
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
The Company’s home equity loans are written so that the total commitment amount, when combined with the balance of any other outstanding mortgage liens, may not exceed 100% of the appraised value of the property. The closed-end home equity loans are written with fixed or adjustable rates with terms up to 15 years. The open-end home equity lines are written with an adjustable rate with a 10 year draw period that requires “interest only” payments followed by a 10-year repayment period that fully amortizes the outstanding balance. The consumer may access the open-end home equity line either by making a withdrawal at the Bank or writing a check on the home equity line of credit account. Open and closed-end equity loans, which are generally secured by second mortgages on the borrower’s principal residence, represented 79.4% of the consumer loan portfolio at December 31, 2005.
The underwriting standards employed by the Bank for consumer loans include a determination of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount. Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or are secured by rapidly depreciable assets, such as automobiles or mobile homes. In these cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various Federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. At December 31, 2005, $496,000 of the consumer loan portfolio was non-performing. There can be no assurance that the amount of nonperforming loans will not increase in the future.
Commercial Business Lending. In order to satisfy the demand for financial services to individuals and businesses in its market area, the Company maintains a portfolio of commercial business loans primarily to retail and manufacturing operations and professional firms. The Company’s commercial business loans generally have terms ranging from six months to five years and may have either fixed or variable interest rates. The Company’s commercial business loans generally include personal guarantees and are usually, but not always, secured by business assets such as inventory, equipment, leasehold interests in equipment, fixtures, real estate and accounts receivable. The underwriting process for commercial business loans includes consideration of the borrower’s financial statements, tax returns, projections of future business operations and inspection of the subject collateral, if any. The Company also purchases participation interests in commercial business loans originated outside of the Company’s market area from third party originators. These loans generally have underlying collateral of inventory or equipment and repayment periods of less than ten years.
Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her income, and which are secured by real property with more easily ascertainable value, commercial business loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Furthermore, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. At December 31, 2005, $259,000 of loans in the commercial business loan portfolio were non-performing. There can be no assurance that the amount of nonperforming loans will not increase in the future.
Originations, Purchases and Sales of Loans and Mortgage-Backed and Related Securities
Real estate loans are generally originated by the Company’s staff of salaried and commissioned loan officers. Loan applications are taken in all branch and loan production offices.
The Company originates both fixed and adjustable rate loans, however, its ability to originate loans is dependent upon the relative customer demand for loans in its markets. Demand for adjustable rate loans is affected by the interest rate environment. The Company originated for its portfolio $13.1 million of one-to-four family adjustable rate loans during 2005, a decrease of $3.7 million, from $16.8 million in 2004, compared to $25.4 million in 2003. The Company also originated for its portfolio $1.6 million of fixed rate one-to-four family loans during 2005, a decrease of $4.1 million, from $5.7 million for 2004, compared to $32.2 million for 2003.
During the past several years, the Company has focused its portfolio loan origination efforts on commercial real estate, commercial business and consumer loans because these loans have terms to maturity and adjustable interest rate characteristics that are generally more beneficial to the Company than single family fixed rate conventional loans. The Company originated $286.2 million of multi-family and commercial real estate, commercial business and consumer loans (which excludes commercial real estate loans in construction or development) during 2005, an increase of $81.8 million, from originations of $204.4 million for 2004, compared to $297.0 million for 2003.
In order to supplement loan demand in the Company’s market area and geographically diversify its loan portfolio, the Company purchases participations in real estate loans from selected sellers, with yields based upon current market rates. The Company reviews and underwrites all loans purchased to ensure that they meet the Company’s underwriting standards and the seller generally continues to service the loans. The Company purchased $32.3 million of loans during 2005, a decrease of $59.5 million, from $91.8 million during 2004, compared to $102.4 million during 2003. The majority of the purchased one-to-four family loans have interest rates that are fixed for a one, three or five year period and then adjust annually thereafter. The purchased commercial real estate and commercial business loans have terms and interest rates that are similar in nature to the Company’s originated commercial and business portfolio. Refer to Note 4 of the Notes to Consolidated Financial Statements in the Annual Report for more information on purchased loans (incorporated by reference in Item 8 of Part II of this Form 10-K).
The Company has some mortgage-backed and related securities that are held, based on investment intent, in the “available for sale” portfolio. The Company did not purchase any mortgage-backed securities during 2005 or 2004 compared to the $15.1 million purchased in 2003. The Company did not sell any mortgage-backed securities during 2005 or 2004, compared to $22.3 million sold in 2003. See – “Investment Activities.”

The following table shows the loan and mortgage-backed and related securities origination, purchase, acquisition, sale and repayment activities of the Company for the periods indicated.
LOANS HELD FOR INVESTMENT

	Year Ended December 31,
(Dollars in thousands)	2005	2004	2003
Originations by type:
Adjustable rate:
Real estate -
- one-to-four family	$13,064	16,840	25,433
- multi-family	258	2,391	5,316
- commercial	70,742	44,046	47,647
- construction or development	45,551	84,328	50,552
Non-real estate -
- consumer	12,964	13,822	30,561
- commercial business	91,697	50,467	84,406

Total adjustable rate	234,276	211,894	243,915

Fixed rate:
Real estate -
- one-to-four family	1,587	5,738	32,181
- multi-family	35	1,418	250
- commercial	41,534	17,544	42,370
- construction or development	10,144	38,731	25,040
Non-real estate -
- consumer	27,421	28,347	38,640
- commercial business	41,535	46,414	47,841

Total fixed rate	122,256	138,192	186,322

Total loans originated	356,532	350,086	430,237

Purchases:
Real estate -
- one-to-four family	130	0	15,277
- multi-family	0	0	7,830
- commercial	16,823	4,125	43,542
- construction or development	11,900	56,798	25,365
Non-real estate -
- commercial business	3,412	30,862	10,396

Total loans purchased	32,265	91,785	102,410

Sales and repayments:
Real estate -
- commercial	23,974	2,400	18,912
- construction or development	21,646	34,800	431
Non-real estate -
- consumer	1,248	0	0
- commercial business	8,813	9,000	4,105

Total sales	55,681	46,200	23,448

Transfers to loans held for sale	7,373	(2,437)	3,555
Principal repayments	320,869	300,407	322,103

Total reductions	383,923	344,170	349,106

Decrease in other items, net	(3,190)	(4,776)	(21,618)

Net increase	$1,684	92,925	161,923

LOANS HELD FOR SALE

	Year Ended December 31,
(Dollars in thousands)	2005	2004	2003
Originations by type:
Adjustable rate:
Real estate -
- one-to-four family	$1,389	851	5,302
- construction or development	0	225	0

Total adjustable rate	1,389	1,076	5,302

Fixed rate:
Real estate -
- one-to-four family	77,924	83,469	269,475
- construction or development	1,093	2,896	5,184

Total fixed rate	79,017	86,365	274,659

Total loans originated	80,406	87,441	279,961

Sales and repayments:
Real estate -
- one-to-four family	89,089	88,808	292,163

Total sales	89,089	88,808	292,163

Transfers to (from) loans held for investment	(7,373)	2,437	(3,555)

Total reductions	81,716	91,245	288,608

Net Decrease	$(1,310)	(3,804)	(8,647)

MORTGAGE-BACKED AND RELATED SECURITIES

	Year Ended December 31,
(Dollars in thousands)	2005	2004	2003
Purchases:
Mortgage-backed securities:
CMOs and REMICs (1)	$0	0	15,139

Total purchases	0	0	15,139

Sales:
Mortgage-backed securities:
CMOs and REMICs	0	0	22,268

Total sales	0	0	22,268

Principal repayments	(2,271)	(3,898)	(31,718)

Net decrease	$(2,271)	(3,898)	(38,847)

(1) Collateralized Mortgage Obligations and Real Estate Mortgage Investment Conduits
Classified Assets and Delinquencies
Classification of Assets. Federal regulations require that each savings institution classify its assets on a regular basis. In addition, in connection with examinations of savings institutions, the Office of Thrift Supervision (OTS) and the Federal Deposit Insurance Corporation (FDIC) examiners may identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Assets classified as substandard have one or more defined weaknesses and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have the weaknesses of those classified as substandard, with additional characteristics that make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset on the balance sheet of the institution is not warranted. Assets classified as substandard or doubtful require the institution to establish prudent general allowances for loan losses. If an asset, or portion thereof, is classified as loss, the institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified as loss, or charge off such amount. If an institution does not agree with an OTS or FDIC examiner’s classification of an asset, it may appeal the determination to the OTS District Director or the appropriate FDIC personnel, depending on the regulator. On the basis of management’s review of its assets, at December 31, 2005, the Bank classified a total of $8.6 million of its loans and other assets as follows:

		Commercial
	One-to-Four	and		Commercial	Other
(Dollars in thousands)	Family	Multi-family	Consumer	Business	Assets	Total
Substandard	$626	2,884	326	3,063	1,376	8,275
Doubtful	0	0	126	0	178	304
Loss	0	0	44	0	0	44

Total	$626	2,884	496	3,063	1,554	8,623

The Bank’s classified assets consist of non-performing loans and loans and other assets of concern discussed herein. As of the date of this report, these asset classifications are materially consistent with those of the OTS and FDIC.
Delinquency Procedures. When a borrower fails to make a required payment on a loan, the Company attempts to cure the delinquency by contacting the borrower. A late notice is sent on all loans over 16 days delinquent. Additional written and verbal contacts are made with the borrower between 30 and 60 days after the due date. If the loan is contractually delinquent 90 days, the Company sends a 30-day demand letter to the borrower and after the loan is contractually delinquent 120 days, institutes appropriate action to foreclose on the property. If foreclosed, the property is sold at a sheriff’s sale and may be purchased by the Company. Delinquent consumer loans are generally handled in a similar manner. The Company’s procedures for repossession and sale of consumer collateral are subject to various requirements under state consumer protection laws.
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
The following table sets forth the Company’s loan delinquencies by loan type, amount and percentage of type at December 31, 2005.

	Loans Delinquent For:						Total Delinquent
	60-89 Days			90 Days and Over			Loans
			Percent			Percent			Percent
			of Loan			of Loan			of Loan
(Dollars in thousands)	Number	Amount	Category	Number	Amount	Category	Number	Amount	Category
One-to-four family real estate	3	$194	0.15%	5	$626	0.49%	8	$820	0.65%
Consumer	26	357	0.35	14	496	0.49	40	853	0.85
Commercial business	0	0	0.00	1	5	0.00	1	5	0.00

Total	29	$551	0.07%	20	$1,127	0.14%	49	$1,678	0.21%

Investment Activities
The Company and the Bank utilize the available for sale securities portfolio in virtually all aspects of asset/liability management. In making investment decisions, the Investment-Asset/Liability Committee considers, among other things, the yield and interest rate objectives, the credit risk position, and the Bank’s liquidity and projected cash flow requirements.
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
The investment strategy of the Company and the Bank has been directed toward a mix of high-quality assets (primarily government agency obligations) with short and intermediate terms to maturity. At December 31, 2005, the Company did not own any investment securities of a single issuer that exceeded 10% of the Company’s stockholder’s equity other than U.S. government agency obligations.
The Bank invests a portion of its liquid assets in interest-earning overnight deposits of the Federal Home Loan Bank of Des Moines (FHLB) and other money market mutual funds. Other investments include high grade medium-term (up to three years) federal agency notes, and a variety of other types of mutual funds that invest in adjustable rate, mortgage-backed securities, asset-backed securities, repurchase agreements and U.S. Treasury and agency obligations. The Company invests in the same type of investment securities as the Bank and also invests in taxable and tax exempt municipal obligations and corporate equities such as preferred and common stock. Refer to Note 3 of the Notes to Consolidated Financial Statements in the Annual Report for additional information regarding the Company’s securities portfolio (incorporated by reference in Item 8 of Part II of this Form 10-K).

The following table sets forth the composition of the Company’s securities portfolio, excluding mortgage-backed and related securities, at the dates indicated.

	2005				2004				2003
	Amort	Adjusted	Market	% of	Amort	Adjusted	Market	% of	Amort	Adjusted	Market	% of
	Cost	To	Value	Total	Cost	To	Value	Total	Cost	To	Value	Total
Securities available for sale:
U.S. Government agency obligations	$110,110	(971)	109,139	71.61%	$91,371	(575)	90,796	77.42%	$86,658	930	87,588	67.32%
Municipal obligations	0	0	0	0.00	65	0	65	0.06	177	(7)	170	0.13
Corporate equity (1)	700	0	700	0.46	700	0	700	0.60	700	0	700	0.54
Preferred stock of federal agencies(1)	2,940	0	2,940	1.93	2,961	0	2,961	2.52	3,500	(343)	3,157	2.43

Subtotal	113,750		112,779	74.00	95,097		94,522	80.60	91,035		91,615	70.42
Federal Home Loan Bank stock	8,365		8,365	5.49	9,293		9,293	7.92	10,004		10,004	7.69

Total investment securities and Federal Home Loan Bank stock	122,115		121,444	79.49	104,390		103,815	88.52	101,039		101,619	78.11

Average remaining life of investment securities excluding Federal Home Loan Bank stock	0.7 years				1.5 years				1.8 years

Other interest earning assets:
Cash equivalents	31,269		31,269	20.51	13,467		13,467	11.48	28,497		28,497	21.89

Total	$153,384		152,413	100.00%	$117,857		117,282	100.00%	$129,536		130,116	100.00%

Average remaining life or term to repricing of investment securities and other interest earning assets, excluding Federal Home Loan Bank stock	0.5 years				1.3 years				1.4 years

(1)	Average life assigned to corporate equity holdings and preferred stock of federal agencies is five years.

The composition and maturities of the investment securities portfolio, excluding Federal Home Loan Bank stock, mortgage-backed and related securities, are indicated in the following table.

	December 31, 2005
		After 1	After 5
	1 Year	through 5	through 10	Over 10	No Stated
	or Less	Years	Years	Years	Maturity	Total Securities
	Amortized	Amortized	Amortized	Amortized	Amortized	Amortized	Adjusted	Market
(Dollars in thousands)	Cost	Cost	Cost	Cost	Cost	Cost	To	Value
Securities available for sale:
U.S. government agency securities	$100,114	9,996	0	0	0	110,110	(971)	109,139
Corporate equity	0	0	0	0	700	700	0	700
Preferred stock of federal agencies	0	0	0	0	2,940	2,940	0	2,940

Total stock	$100,114	9,996	0	0	3,640	113,750	(971)	112,779

Weighted average yield (1)	3.22%	3.08%	0.00%	0.00%	4.69%	3.25%

(1) Yields are computed on a tax equivalent basis.
Mortgage-Backed and Related Securities. In order to supplement loan production and achieve its asset/liability management goals, the Company invests in mortgage-backed and related securities. All of the mortgage-backed and related securities owned by the Company are issued, insured or guaranteed either directly or indirectly by a federal agency or are rated “AA” or higher. The Company had $6.9 million of mortgage-backed and related securities classified as available for sale at December 31, 2005, compared to $9.2 million at December 31, 2004 and $13.0 million at December 31, 2003.
The contractual maturities of the mortgage-backed and related securities portfolio without any prepayment assumptions at December 31, 2005 are as follows:

					Dec. 31,
					2005
	5 Years	5 to 10	10 to 20	Over 20	Balance
(Dollars in thousands)	or Less	Years	Years	Years	Outstanding
Securities available for sale:
Federal Home Loan Mortgage Corporation	$44	157	0	0	201
Government National Mortgage Association	0	0	15	0	15
Collateralized Mortgage Obligations	140	0	3,730	2,794	6,664

Total	$184	157	3,745	2,794	6,880

Weighted average yield	6.67%	6.50%	3.70%	4.00%	3.96%
At December 31, 2005, the Company did not have any non-agency mortgage-backed or related securities in excess of 10% of its stockholders’ equity.
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
At December 31, 2005, the Company had $34,000 invested in CMOs that have floating interest rates that change either monthly or quarterly, compared to $52,000 at December 31, 2004 and $84,000 at December 31, 2003.

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
The following table sets forth the savings flows at the Bank during the periods indicated.

	Year Ended December 31,
(Dollars in thousands)	2005	2004	2003
Opening balance	$698,902	551,688	432,951
Deposits	4,202,022	3,750,395	2,498,532
Withdrawals	(4,185,251)	(3,613,887)	(2,388,783)
Interest credited	15,864	10,706	8,988

Ending balance	731,537	698,902	551,688

Net increase	$32,635	147,214	118,737

Percent increase	4.67%	26.68%	27.43%

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by the Bank as of December 31:

	2005		2004		2003
		Percent		Percent		Percent
(Dollars in thousands)	Amount	of Total	Amount	of Total	Amount	of Total
Transaction and Savings Deposits(1):

Non-interest checking	$58,430	7.99%	$42,777	6.12%	$37,629	6.82%
NOW Accounts - 2.08%(2)	101,942	13.94	95,294	13.63	61,271	11.11
Passbook Accounts - 2.04%(3)	84,858	11.60	47,416	6.78	35,883	6.50
Money Market Accounts - 2.59%(4)	96,947	13.25	129,098	18.47	91,315	16.57

Total Non-Certificates	$342,177	46.78%	$314,585	45.00%	$226,098	41.00%

Certificates:
0.00 - 0.99%	$651	0.09%	$883	0.13%	$1,525	0.28%
1.00 - 1.99%	5,846	0.80	62,833	8.99	55,629	10.08
2.00 - 2.99%	118,723	16.23	160,829	23.01	103,450	18.75
3.00 - 3.99%	211,019	28.84	108,938	15.59	71,691	12.99
4.00 - 4.99%	52,319	7.15	49,449	7.08	76,315	13.83
5.00 - 5.99%	797	0.11	1,266	0.20	16,621	3.01
6.00 - 6.99%	5	0.00	5	0.00	246	0.04
7.00 - 7.99%	0	0.00	114	0.00	113	0.02

Total Certificates	389,360	53.22	384,317	55.00	325,590	59.00

Total Deposits	$731,537	100.00%	$698,902	100.00%	$551,688	100.00%

(1)	Reflects rates paid on transaction and savings deposits at December 31, 2005.

(2)	The rate on NOW Accounts for 2004 was 1.09% and 2003 was 0.39%.

(3)	The rate on Passbook Accounts for 2004 was 0.19% and 2003 was 0.20%.

(4)	The rate on Money Market Accounts for 2004 was 1.72% and 2003 was 1.23%.

The following table shows rate and maturity information for the Bank’s certificates of deposit as of December 31, 2005.

	0.00-	1.00-	2.00-	3.00-	4.00-	5.00-	6.00-		Percent
(Dollars in thousands)	0.99%	1.99%	2.99%	3.99%	4.99%	5.99%	6.99%	Total	of Total
Certificate accounts maturing in quarter ending:
March 31, 2006	$109	3,217	31,573	10,882	1,592	126	0	47,499	12.20
June 30, 2006	51	1,696	16,423	35,015	1,289	353	0	54,827	14.08
September 30, 2006	39	582	6,857	26,797	2,010	8	5	36,298	9.32
December 31, 2006	71	189	35,439	16,110	8,812	0	0	60,621	15.57
March 31, 2007	27	124	5,225	33,473	11,933	94	0	50,876	13.07
June 30, 2007	25	11	5,384	26,573	5,123	17	0	37,133	9.54
September 30, 2007	37	25	6,591	21,781	7,612	0	0	36,046	9.26
December 31, 2007	53	0	2,133	10,648	1,526	135	0	14,495	3.72
March 31, 2008	15	0	898	3,642	427	0	0	4,982	1.28
June 30, 2008	13	0	736	5,384	1,248	0	0	7,381	1.90
September 30, 2008	7	0	1,589	7,136	1,255	0	0	9,987	2.56
December 31, 2008	11	0	1,600	8,217	1,574	60	0	11,462	2.94
Thereafter	193	2	4,275	5,361	7,918	4	0	17,753	4.56

Total	$651	5,846	118,723	211,019	52,319	797	5	389,360	100.00%

Percent of total	0.17%	1.50%	30.49%	54.20%	13.44%	0.20%	0.00%	100.00%

     The following table indicates the amount of the Bank’s certificates of deposit and other deposits by time remaining until maturity as of December 31, 2005.

	Maturity
		Over	Over	Over
	3 Months	3 to 6	6 to 12	12
(Dollars in thousands)	or Less	Months	Months	Months	Total
Certificates of deposit less than $100,000	$17,741	25,960	45,299	89,465	178,465
Certificates of deposit of $100,000 or more	27,603	28,279	49,369	97,258	202,509
Public funds less than $100,000(1)	73	88	151	46	358
Public funds of $100,000 or more(1)	2,082	500	2,100	3,346	8,028

Total certificates of deposit	$47,499	54,827	96,919	190,115	389,360
Passbook of $100,000 or more	$54,260	0	0	0	54,260
Accounts of $100,000 or more	$83,945	28,779	51,469	100,604	264,797

(1)	Deposits from governmental and other public entities.
For additional information regarding the composition of the Bank’s deposits, see Note 12 of the Notes to Consolidated Financial Statements in the Annual Report (incorporated by reference in Item 8 of Part II of this Form 10-K). For additional information on certificate maturities and the impact on the Company’s liquidity see “Management’s Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital Resources” of the Annual Report (incorporated by reference in Item 7 of Part II of this Form 10-K).
Borrowings. The Bank’s other available sources of funds include advances from the FHLB and other borrowings. As a member of the FHLB, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions. Consistent with its asset/liability management strategy, the Bank has utilized FHLB advances from time to time to fund loan demand and extend the term to maturity of its liabilities. The Bank also uses short-term FHLB borrowings to offset short term cash needs due to deposit outflows or loan fundings. At December 31, 2005, the Bank had $160.9 million of FHLB advances outstanding. On such date, the Bank had a collateral pledge arrangement with the FHLB of Des Moines pursuant to which the Bank may borrow up to an additional $29.9 million for liquidity purposes. Refer to Note 13 of the Notes to Consolidated Financial Statements in the Annual Report for more information on FHLB advances (incorporated by reference in Item 8 of Part II of this Form 10-K).
The Company had a $5.0 million revolving line of credit established with a bank that was not drawn at December 31, 2005.
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
OIA is a Minnesota corporation that was organized in 1983 and operated as an insurance agency until 1986 when its assets were sold. OIA remained inactive until 1993 when it began offering credit life insurance, annuity and mutual fund products to the Bank’s customers and others.

The Bank owned a 51% interest in HFMS, a Delaware limited liability company, which was formed in 2001 to operate a mortgage banking and mortgage brokerage business in Brooklyn Park, Minnesota. HFMS’s brokerage and production activity stopped in the third quarter of 2002, its assets were liquidated in 2003, and it was dissolved.
HFH was a wholly owned Delaware corporation that was formed in 2002, and had its principal office in Grand Cayman Islands. HFH was the holding company for HFREIT which invested in real estate loans acquired from the Bank. HFH and HFREIT were both dissolved in 2005.
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
Competition for deposits is principally from mutual funds, securities firms, commercial banks, credit unions and other savings institutions located in the same communities and those that operate through Internet banking operations throughout the continental United States. The ability of the Bank to attract and retain deposits depends on its ability to provide an investment opportunity that satisfies the requirements of investors as to rate of return, liquidity, risk, convenience and other factors. The Bank competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours and a customer oriented staff.
Other Corporations Owned by the Company
HMN has one other wholly owned subsidiary, SFC, which acts as an intermediary for the Bank in transacting like kind property exchanges for Bank customers.
Employees
At December 31, 2005 the Company had a total of 224 employees, including part-time employees. None of the employees of the Company or its subsidiaries are represented by any collective bargaining unit. Management considers its employee relations to be good.
Regulation and Supervision
The banking industry is highly regulated. As a savings and loan holding company, the Company is subject to regulation by the Office of Thrift Supervision (OTS). The Bank, a federally-chartered savings association, is subject to extensive regulation and examination by the OTS, which is the Bank’s primary federal regulator. The FDIC also has some authority to regulate the Bank. Subsidiaries of the Company and the Bank may also be subject to state regulation and/or licensing in connection with certain insurance and investment activities. The Company and the Bank are subject to numerous laws and regulations. These laws and regulations impose restrictions on activities, set minimum capital requirements, impose lending and deposit restrictions and establish other restrictions. References in this section to applicable statutes and regulations are brief and incomplete summaries only. You should consult the statutes and regulations for a full understanding of the details of their operation. Changes in statutes, regulation or regulatory policies applicable to the Bank or the Company, including interpretation or implementation thereof, could have a material effect on the Company’s business.
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
In November of 1999 the Gramm-Leach-Bliley Act (the GLB Act) was signed into law. The GLB Act made significant changes to laws regulating the financial services industry. Changes included: (1) a new framework in which bank holding companies can own securities firms, insurance companies and other financial companies; (2) prohibitions on new unitary SLHCs from engaging in non-financial activities or affiliating with non-financial entities; (3) new consumer protections associated with the transfer and use of non-public personal information by financial institutions; and (4) modifications to the Federal Home Loan Bank System. Unitary SLHCs, such as HMN, that were in existence or had an application filed with the OTS on or before May 4, 1999, are not subject to the new restrictions on unitary SLHCs. As a result, the GLB Act did not affect HMN’s ability to control non-financial firms or engage in non-financial activities.
Acquisitions by Savings and Loan Holding Companies. Acquisition of a savings association or a savings and loan holding company is generally subject to OTS approval and the public must have an opportunity to comment on the proposed acquisition. Without prior approval from the OTS, HMN may not acquire, directly or indirectly, control of another savings association.
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
OTS regulations place limits on the Bank’s lending and investment powers. Savings associations are expected to conduct lending activities in a prudent, safe and sound manner. OTS regulations set aggregate limits on certain types of loans including commercial, commercial real estate, and consumer loans. OTS regulations also establish limits on loans to a single borrower. As of December 31, 2005, the Bank’s lending limit to one borrower was approximately $13.2 million. A federal savings association generally may not invest in noninvestment-grade debt securities. A federal savings association may establish subsidiaries to conduct any activity the association is authorized to conduct and may establish service corporation subsidiaries for limited preapproved activities.
Qualified Thrift Lender Test. Savings associations, including the Bank, must be qualified thrift lenders (QTLs). A savings association generally satisfies the QTL requirement if at least 65% of a specified asset base consists of things such as loans to small businesses and loans to purchase or improve domestic residential real estate. Savings associations may qualify as QTLs in other ways. Savings associations that do not qualify as QTLs are subject to significant restrictions on their operations. If the Bank fails to meet QTL requirements the Bank and HMN would face certain limitations, including limits on HMN’s ability to control non-financial firms. As of December 31, 2005, the Bank met the QTL test.
OTS Assessments. HOLA authorizes the OTS to charge assessments to recover the costs of examining savings associations, holding companies, and their affiliates. The assessment is done semi-annually. The OTS bases the assessment on three factors: 1) asset size; 2) condition; and 3) complexity of the institution. The Bank’s and Holding Company’s OTS assessments for the year ended December 31, 2005, were approximately $207,000.
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
Dividend Restrictions. Federal law limits the ability of a depository institution, such as the Bank, to pay dividends or make other capital distributions. The Bank, as a subsidiary of a savings and loan holding company, must file a notice with the OTS before payment of a dividend or approval of a proposed capital distribution by its board of directors and must obtain prior approval from the OTS if it fails to meet certain regulatory conditions. The Bank declared and distributed dividends to HMN of $4.0 million in 2005.
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
The FDIC has established a risk-based system for setting deposit insurance assessments. Under the risk-based assessment system, an institution’s insurance assessments vary according to the level of capital the institution holds and the degree to which it is the subject of supervisory concern. In addition, regardless of the potential risk to the insurance fund, federal law requires the FDIC to establish assessment rates that will maintain each insurance fund’s ratio of reserves to insured deposits at $1.25 per $100. Both funds currently exceed this reserve ratio. During 2005, the assessment rate for both SAIF and BIF deposits ranged from zero to 0.27% of covered deposits. The Bank qualified for the lowest rate on SAIF deposits and thus paid $0 in 2005. It is possible that the reserve ratio will fall below 1.25% and accordingly, it is possible the Bank will have to pay deposit insurance assessments in 2006 or subsequent years.
In addition to deposit insurance assessments, the FDIC is authorized to collect assessments against insured deposits to be paid to the Financing Corporation (FICO) to service FICO debt incurred in the 1980s. The FICO assessment rate is adjusted quarterly. In 2005 the Bank paid an assessment of approximately $97,000.
Capital Requirements
The federal bank regulatory agencies, including the OTS, have a risk-based capital framework in place. The regulators use a combination of risk-based guidelines and leverage ratios to evaluate capital adequacy.
The following table sets forth the current regulatory requirement for capital ratios for savings associations as compared with the Bank’s capital ratios at December 31, 2005:

	Core or Tier 1 Capital to	Tangible	Core or Tier 1	Total Capital to
	Adjusted	Capital to	Capital to Risk-	Risk-Weighted
	Total Assets	Assets	Weighted Assets	Assets
Regulatory Minimum	3.00% (1)	1.50%	4.00%	8.00%

The Bank’s Actual	8.18%	8.18%	10.02%	11.09%

(1)	Savings associations are required to maintain a leverage ratio of 4.00% or more to be considered adequately capitalized.
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
Federal Home Loan Bank (FHLB) System
The Bank is a member of the FHLB of Des Moines, which is one of the 12 regional Federal Home Loan Banks (FHBs). The primary purpose of the FHBs is to provide funding to their saving association members in support of the home financing credit function of the members. Each FHB serves as a reserve or central bank for its members within its assigned region. FHBs are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. FHBs make loans or advances to members in accordance with policies and procedures established by the board of directors of the FHB. These policies and procedures are subject to the regulation and oversight of the Federal Housing Financing Board. All advances from an FHB are required to be fully secured by sufficient collateral as determined by the FHB. Long-term advances are required to be used for residential home financing and small business and agricultural loans.
As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines. As of December 31, 2005, the Bank had $8.4 million in FHB stock, which was in compliance with this requirement. The Bank receives dividends on its FHB stock and over the past five calendar years dividends have averaged approximately 3.15% and averaged 2.84% in 2005.
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
Michael McNeil, age 58. Mr. McNeil has been a director of the Company since 1999, the President of the Company since 2000 and the Chief Executive Officer of the Company since 2004. Mr. McNeil has been the President and Chief Executive Officer of the Bank since 1999 and a director of the Bank since 1998. From April 1998 through December 1998, Mr. McNeil was the Senior Vice President of Business Development of the Bank. Prior to joining the Bank, Mr. McNeil was the President and a director of Stearns Bank, N.A. in St. Cloud, Minnesota from 1991 until March 1998.
Jon J. Eberle, age 40. Mr. Eberle is Chief Financial Officer, Senior Vice President and Treasurer of the Company and the Bank. Mr. Eberle has held such positions since 2003. Prior to that he served as a Vice President since 2000 and as the Controller since 1998. From 1994 to 1998, he served as the Director of Internal Audit for the Company and the Bank.
Dwain C. Jorgensen, age 57. Mr. Jorgensen has served as Senior Vice President of Operations of the Company and the Bank since 1998. From 1989 to 1998, he served as Vice President, Controller and Chief Accounting Officer of the Company and the Bank. From 1983 to 1989, Mr. Jorgensen was an Assistant Vice President and Operations Officer for the Bank.
Susan K. Kolling, age 54. Ms. Kolling has been a director of the Company since 2001. Ms. Kolling served as a Vice President of the Bank from 1992 to 1994 and has served as a Senior Vice President of the Bank since 1995. In addition, from 1997 to 2003, Ms. Kolling was an owner of Kolling Family Corp. which is doing business as Valley Home Improvement, a retail lumber yard. Ms. Kolling became a director of Kolling Family Corp. in 2004.
Bradley C. Krehbiel, age 47. Mr. Krehbiel is Executive Vice President of the Bank, a position he has held since 2004. Mr. Krehbiel joined the Bank as Vice President of Business Banking in 1998. Prior to his employment at the Bank, Mr. Krehbiel held several positions in the financial services industry, including six years as a private banking consultant.

Available Information
The Company’s website is www.hmnf.com. The Company makes available, free of charge, through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as soon as reasonably practicable after it electronically files these materials with, or furnishes them to, the Securities and Exchange Commission (the SEC).
Members of the public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements and other information about us and other issuers that file electronically at www.sec.gov.
ITEM 1A. RISK FACTORS
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
The earnings of the Company are primarily dependent on net interest income, which is the difference between interest earned on loans and investments, and interest paid on interest-bearing liabilities such as deposits and borrowings. Interest rates are highly sensitive to many factors, including government monetary and fiscal policies and domestic and international economic and political conditions. Conditions such as inflation, recession, unemployment, money supply, government borrowing and other factors beyond management’s control may also affect interest rates. If the Company’s interest-earning assets mature, reprice or prepay more quickly than interest-bearing liabilities in a given period, a decrease in market interest rates could adversely affect net interest income. Likewise, if interest-bearing liabilities mature or reprice, or, in the case of deposits, are withdrawn by the accountholder, more quickly than interest-earning assets in a given period, an increase in market interest rates could adversely affect net interest income. Given the Company’s current mix of assets and liabilities, a declining interest rate environment would negatively impact the Company’s results of operations.
Fixed rate loans increase the Company’s exposure to interest rate risk in a rising rate environment because interest-bearing liabilities would be subject to repricing before assets become subject to repricing. Adjustable rate loans decrease the risks to a lender associated with changes in interest rates but involve other risks. As interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, and the increased payment increases the potential for default. At the same time, for secured loans, the marketability of the underlying collateral may be adversely affected by higher interest rates. In a declining interest rate environment, there is likely to be an increase in prepayment activity on loans as the borrowers refinance their loans at lower interest rates. Under these circumstances, the Company’s results of operations could be negatively impacted.
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
The financial services industry is highly regulated and laws and regulations may sometimes impose significant limitations on operations. These limitations, and sources of potential liability for the violation of such laws and regulations, are described in Item 1 of Part I of this report under the heading “Business — Regulation and Supervision.” These regulations, along with the currently existing tax and accounting laws, regulations, rules and standards, control the methods by which financial institutions conduct business; implement strategic initiatives, as well as past, present, and contemplated tax planning; and govern financial disclosures. These laws, regulations, rules, and standards are constantly evolving and may change significantly over time. The nature, extent, and timing of the adoption of significant new laws, changes in existing laws, or repeal of existing laws may have a material impact on the Company’s results of operations and financial condition, the effects of which are impossible to predict at this time.
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
This report, other reports filed by the Company with the Securities and Exchange Commission, and the Company’s proxy statement may contain “forward-looking” statements that deal with future results, plans or performance. In addition, the Company’s management may make such statements orally to the media, or to securities analysts, investors or others. Forward-looking statements deal with matters that do not relate strictly to historical facts. Words such as “anticipate”, “believe”, “expect”, “intend”, “would”, “could” and similar expressions, as they relate to us, are intended to identify such forward-looking statements. The Company’s future results may differ materially from historical performance and forward-looking statements about the Company’s expected financial results or other plans are subject to a number of risks and uncertainties. These include but are not limited to possible legislative changes and adverse economic, business and competitive developments such as shrinking interest margins; deposit outflows; reduced demand for financial services and loan products; changes in accounting policies and guidelines, or monetary and fiscal policies of the federal government; changes in credit and other risks posed by the Company’s loan and investment portfolios; changes in loan repayment and prepayment patterns; changes in loan terms and conditions; technological, computer-related or operational difficulties; adverse changes in securities markets; results of litigation or other significant uncertainties.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The information on page 19 under the caption “Dividends”, page 38 in paragraphs 1, 2, 3, 5 and 6 under the caption “Note 18 Stockholders’ Equity”, and page 48 under the caption “Common Stock Information” and the back cover page of the Annual Report to Security Holders for the year ended December 31, 2005 is incorporated herein by reference.
Set forth below is information concerning purchases of the Company’s common stock made by or on behalf of the Company during the year ended December 31, 2005:

				(d) Maximum Number
				(or Approximate
			(c) Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units)
	(a) Total Number of	(b) Average Price	Purchased as Part of	that May Yet Be
	Shares (or Units)	Paid per Share (or	Publicly Announced Plans	Purchased Under the
Period	Purchased	Unit)	or Programs	Plans or Programs
October 1 through October 31, 2005	0	0	0	197,000
November 1 through November 30, 2005	0	0	0	197,000
December 1 through December 31, 2005	0	0	0	197,000

Total	0	$0	0

ITEM 6. SELECTED FINANCIAL DATA
The information on page 5 under the caption “Five Year Consolidated Financial Highlights” of the Annual Report to Security Holders for the year ended December 31, 2005 is incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information on pages 6 through 21 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, other than the section captioned “Market Risk”, of the Annual Report to Security Holders for the year ended December 31, 2005 is incorporated herein by reference.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The information on pages 19 through 21under the captions “Market Risk” and “Asset/Liability Management” of the Annual Report to Security Holders for the year ended December 31, 2005 is incorporated herein by reference.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements (including the notes to the financial statements) on pages 22 through 48, other than the sections captioned “Other Financial Data” and “Common Stock Information”, of the Annual Report to Security Holders for the year ended December 31, 2005 is incorporated herein by reference.
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
Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under this framework, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005.
Attestation Report of the Registered Public Accounting Firm. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report that follows:
Report of Independent Registered Public Accounting Firm
The Board of Directors
HMN Financial, Inc.:
We have audited management’s assessment, included in the accompanying Management Report, that HMN Financial, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). HMN Financial, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that HMN Financial, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, HMN Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of HMN Financial Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 1, 2006 expressed an unqualified opinion on those consolidated financial statements.
KPMG LLP
Minneapolis, Minnesota
March 1, 2006
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
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information required by this Item is incorporated by reference from the information under the caption “Executive Officers” in Item 1 of this report and under the captions “Director Nominees,” “Directors continuing in office after Annual Meeting,” “Directors Emeritus,” “Board Meetings and Committees” (excluding any information not related to the audit committee) and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Company’s fiscal year ended December 31, 2005.
The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial and accounting officer, controller and other persons performing similar functions. The Company has posted the Code of Ethics on its website located at www.hmnf.com . The Company intends to post on its website any amendment to, or waiver from, a provision of the Code of Ethics that applies to its principal executive officer, principal financial and accounting officer, controller or other persons performing similar functions within five business days following the date of such amendment or waiver.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from the information under the caption “Executive Compensation” (excluding information under caption “Compensation Committee Report on Executive Compensation” and “Stockholder Return Performance Presentation”), “Compensation Committee Interlocks and Insider Participation” and “Director Compensation” in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Company’s fiscal year ended December 31, 2005.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference from the information under the captions “Security Ownership of Management and Certain Beneficial Owners” in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Company’s fiscal year ended December 31, 2005.
The following table provides information as of December 31, 2005 for compensation plans under which equity securities may be issued.

	(a)	(b)	(c)
	Number of Securities to be	Weighted-average	Number of securities remaining
	issued upon exercise of	exercise price of	available for future issuance under
	outstanding options,	outstanding options,	equity compensation plans (excluding
Plan Category	warrants and rights	warrants and rights	securities reflected in column (a)) (1)
Equity compensation plans approved by stockholders	359,395	$16.47	164,605
Equity compensation plans not approved by stockholders	0	0	0

Total	359,395	$16.47	164,605

(1)	Includes securities available for future issuance under stockholder approved compensation plans other than upon the exercise of an option, warrant or right, as follows: 164,605 shares under the Company’s 2001 Omnibus Stock Plan.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by this Item is incorporated by reference from the information under the captions “Certain Transactions” in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Company’s fiscal year ended December 31, 2005.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference from the information under the caption “Independent Auditor Fees” in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Company’s fiscal year ended December 31, 2005.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
1. Financial Statements
The following financial statements appearing in the Company’s Annual Report to Security Holders for the year ended December 31, 2005, are incorporated herein by reference.

Pages in
2005 Annual Report
Annual Report Section
Consolidated Balance Sheets —
December 31, 2005 and 2004	22

Consolidated Statements of Income — Each of the Years in the Three-Year Period Ended December 31, 2005	23

Consolidated Statements of Stockholders’ Equity and Comprehensive Income — Each of the Years in the Three-Year Period Ended December 31, 2005	24

Consolidated Statements of Cash Flows — Each of the Years in the Three-Year Period Ended December 31, 2005	25

Notes to Consolidated Financial Statements	26

Report of Independent Registered Public Accounting Firm	45
2. Financial Statement Schedules
All financial statement schedules have been omitted as this information is not required under the related instructions, is not applicable or has been included in the Notes to Consolidated Financial Statements.

3. Exhibits

Exhibit Number	Exhibit
3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated By-laws (2)

4	Form of Common Stock Certificate (3)

10.1†	Change in Control Agreement with Michael McNeil dated as of March 1, 2004(4)

10.2†	Employment Agreement with Michael McNeil dated as of January 1, 2002 (5)

10.3†	Form of Change in Control Agreement with executive officers (6)

10.4†	Directors Deferred Compensation Plan (7)

10.5†	Amended and Restated HMN Financial, Inc. Stock Option and Incentive Plan dated July 29, 1998 (8)

10.6†	HMN Financial, Inc. 2001 Omnibus Stock Plan (9)

10.7†	Form of Incentive Stock Option Agreement for HMN Financial, Inc. 2001 Omnibus Stock (10)

10.8†	Form of Non-Statutory Stock Option Agreement for HMN Financial, Inc. 2001 Omnibus Stock (11)

10.9†	Form of Restricted Stock Agreement for HMN Financial, Inc. 2001 Omnibus Stock (12)

10.10†	Description of Michael McNeil 2006 Bonus Plan (13)

10.11†	2006 Officer Base Salaries(14)

13	Portions of Annual Report to Security Holders incorporated by reference*

14	Code of Business Conduct and Ethics(15)

21	Subsidiaries of Registrant*

23	Consent of KPMG LLP*

24	Powers of Attorney (included with signatures to this Annual Report on Form 10-K)*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*

32	Section 1350 Certifications*

†	Management contract or compensatory arrangement

*	Filed herewith

1	Incorporated by reference to Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1998 (File No. 0-24100).

2	Incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated February 22, 2005, filed on February 23, 2005 (File No. 0-24100).

3	Incorporated by reference to the same numbered exhibit to the Company’s Registration Statement on Form S-1 dated April 1, 1994 (File No. 33-77212).

4	Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2004 (File No. 0-24100).

5	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 (File No. 0-24100).

6	Incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 (File No. 0-24100).

7	Incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 1994 (File No. 0-24100).

8	Incorporated by reference to Exhibit 10.1(b) to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1998 (File No. 0-24100).

9	Incorporated by reference to Exhibit B to the Company’s Proxy Statement for its Annual Meeting of Stockholders held on April 24, 2001 (File no. 0-24100).

10	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004 (File No. 0-24100).

11	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004 (File No. 0-24100).

12	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated January 24, 2005, filed on January 28, 2005 (File No. 0-24100).

13	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 23, 2006, filed on January 27, 2006 (File No. 0-24100).

14	Incorporated by reference to the Company’s Current Report on Form 8-K dated January 23, 2006, filed on January 27, 2006 (File No. 0-24100).

15	Incorporated by reference to Exhibit 14 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005 (File No. 0-24100).

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HMN FINANCIAL, INC.
Date: March 1, 2006	By:	/s/ Michael McNeil
Michael McNeil,
President and Chief Executive Officer

     Each of the undersigned hereby appoints Michael McNeil and Jon J. Eberle, and each of them (with full power to act alone), as attorneys and agents for the undersigned, with full power of substitution, for and in the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission under the Securities Act of 1934, as amended, any and all amendments and exhibits to this Annual Report on Form 10-K and any and all applications, instruments, and other documents to be filed with the Securities and Exchange Commission pertaining to this Annual Report on Form 10-K or any amendments thereto, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary or desirable. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 1, 2006.

Name	Title

/s/ Michael McNeil Michael McNeil	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Jon J. Eberle Jon J. Eberle	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ Timothy R. Geisler Timothy R. Geisler	Chairman of the Board

/s/ Allan R. DeBoer Allan R. DeBoer	Director

/s/ Duane D. Benson Duane D. Benson	Director

/s/ Michael J. Fogarty Michael J. Fogarty	Director

/s/ Karen L. Himle Karen L. Himle	Director

/s/ Susan K. Kolling Susan K. Kolling	Director

/s/ Malcolm W. McDonald Malcolm W. McDonald	Director

/s/ Mahlon C. Schneider Mahlon C. Schneider	Director

INDEX TO EXHIBITS

Exhibit
Number	Exhibit	Filing Status
3.1	Amended and Restated Certificate of Incorporation	Incorporated by Reference

3.2	Amended and Restated By-laws	Incorporated by Reference

4	Form of Common Stock Certificate	Incorporated by Reference

10.1	Change in Control Agreement with Michael McNeil dated as of March 1, 2004	Incorporated by Reference

10.2	Employment Agreement with Michael McNeil dated as of January 1, 2002	Incorporated by Reference

10.3	Form of Change in Control Agreement with executive officers	Incorporated by Reference

10.4	Directors Deferred Compensation Plan	Incorporated by Reference

10.5	Amended and Restated HMN Financial, Inc. Stock Option and Incentive Plan dated July 29, 1998	Incorporated by Reference

10.6	HMN Financial, Inc. 2001 Omnibus Stock Plan	Incorporated by Reference

10.7	Form of Incentive Stock Option Agreement for HMN Financial, Inc. 2001 Omnibus Stock	Incorporated by Reference

10.8	Form of Non-Statutory Stock Option Agreement for HMN Financial, Inc. 2001 Omnibus Stock	Incorporated by Reference

10.9	Form of Restricted Stock Agreement for HMN Financial, Inc. 2001 Omnibus Stock	Incorporated by Reference

10.10	Description of Michael McNeil 2006 Bonus Plan	Incorporated by Reference

10.11	2006 Officer Base Salaries	Incorporated by Reference

13	Portions of Annual Report to Security Holders incorporated by reference	Filed Electronically

14	Code of Business Conduct and Ethics	Incorporated by Reference

21	Subsidiaries of Registrant	Filed Electronically

23	Consent of KPMG LLP	Filed Electronically

24	Powers of Attorney	Included with Signatures

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically

32	Section 1350 Certifications	Filed Electronically