Form 10-Q
period 2006-03-31
HMN FINANCIAL INC
filed 2006-05-04
CIK 921183

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2006

         OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) FOR THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 0-24100

                               HMN FINANCIAL, INC.
             (Exact name of Registrant as specified in its Charter)

                              Delaware                                                     41-1777397
---------------------------------------------------------------------    ------------------------------------------------
   (State or other jurisdiction of incorporation or organization)            (I.R.S. Employer Identification Number)


            1016 Civic Center Drive N.W., Rochester, MN                                       55901
---------------------------------------------------------------------    ------------------------------------------------
              (Address of principal executive offices)                                     (ZIP Code)


        Registrant's telephone number, including area code:                              (507) 535-1200
                                                                         ------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes (X)           No (  )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
(Check one):

Large accelerated filer |_|   Accelerated filer [X]    Non-accelerated filer |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

         Yes (  )          No (X)

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

            Class                               Outstanding at April 19, 2006
-----------------------------------          -----------------------------------
   Common stock, $0.01 par value                       4,412,964


================================================================================

                               HMN FINANCIAL, INC.
                                    CONTENTS

                         PART I -- FINANCIAL INFORMATION
                                                                                                           Page
Item 1:         Financial Statements (unaudited)

                Consolidated Balance Sheets at March 31, 2006 and December 31, 2005                         3

                Consolidated Statements of Income for the Three Months Ended March 31,
                2006 and 2005                                                                               4

                Consolidated Statement of Stockholders' Equity and Comprehensive Income
                for the Three Month Period Ended March 31, 2006                                             5

                Consolidated Statements of Cash Flows for the Three Months Ended                            6
                March 31, 2006 and 2005

                Notes to Consolidated Financial Statements                                                  7

Item 2:         Management's Discussion and Analysis of Financial Condition and Results of
                Operations                                                                                  14

Item 3:         Quantitative and Qualitative Disclosures about Market Risk Discussion
                included in Item 2 under Market Risk                                                        19

Item 4:         Controls and Procedures                                                                     21

                                    PART II -- OTHER INFORMATION

Item 1:         Legal Proceedings                                                                           22

Item 1A:        Risk Factors                                                                                22

Item 2:         Unregistered Sales of Equity Securities and Use of Proceeds                                 22

Item 3:         Defaults Upon Senior Securities                                                             22

Item 4:         Submission of Matters to a Vote of Security Holders                                         22

Item 5:         Other Information                                                                           22

Item 6:         Exhibits                                                                                    22

Signatures                                                                                                  23

PART I -- FINANCIAL INFORMATION
ITEM 1:   FINANCIAL STATEMENTS

                      HMN FINANCIAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

---------------------------------------------------------------------------------------------------------------------
                                                                                 March 31,            December 31,
                                                                                    2006                  2005
---------------------------------------------------------------------------------------------------------------------
                                                                                (unaudited)
                                 ASSETS
Cash and cash equivalents..........................................        $        55,132,473            47,268,795
Securities available for sale, at fair value:
   Mortgage-backed and related securities
     (amortized cost $7,254,122 and $7,428,504)....................                  6,697,944             6,879,756
   Other marketable securities
     (amortized cost $118,117,448 and $113,749,841)...............                 117,384,344           112,778,813
                                                                              -----------------    ------------------
                                                                                   124,082,288           119,658,569
                                                                              -----------------    ------------------

Loans held for sale................................................                  5,011,272             1,435,141
Loans receivable, net..............................................                767,880,982           785,678,461
Accrued interest receivable........................................                  4,817,953             4,460,014
Real estate, net...................................................                  1,174,315             1,214,621
Federal Home Loan Bank stock, at cost..............................                  8,364,600             8,364,600
Mortgage servicing rights, net.....................................                  2,484,849             2,653,635
Premises and equipment, net........................................                 12,304,743            11,941,863
Investment in limited partnerships.................................                    134,548               141,048
Goodwill...........................................................                  3,800,938             3,800,938
Core deposit intangible, net.......................................                    191,296               219,760
Prepaid expenses and other assets..................................                  2,150,332             1,854,948
Deferred tax asset.................................................                  2,453,100             2,544,400
                                                                              -----------------    ------------------
    Total assets...................................................        $       989,983,689           991,236,793
                                                                              =================    ==================


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits...........................................................        $       727,466,404           731,536,560
Federal Home Loan Bank advances....................................                160,900,000           160,900,000
Accrued interest payable...........................................                  1,859,576             2,085,573
Advance payments by borrowers for taxes and insurance..............                  1,070,637             1,038,575
Accrued expenses and other liabilities.............................                  6,040,754             4,947,816
                                                                              -----------------    ------------------
    Total liabilities..............................................                897,337,371           900,508,524
                                                                              -----------------    ------------------
Commitments and contingencies
Stockholders' equity:
    Serial preferred stock ($.01 par value):
      Authorized 500,000 shares; issued and outstanding none.......                          0                     0
    Common stock ($.01 par value):
      Authorized 11,000,000; issued shares 9,128,662...............                     91,287                91,287
Additional paid-in capital.........................................                 57,564,482            58,011,099
Retained earnings, subject to certain restrictions.................                100,763,377            98,951,777
Accumulated other comprehensive loss...............................                  (778,382)             (917,577)
Unearned employee stock ownership plan shares......................                (4,302,642)           (4,350,999)
Unearned compensation restricted stock awards......................                          0             (182,521)
Treasury stock, at cost 4,715,698 and 4,721,402 shares.............               (60,691,804)          (60,874,797)
                                                                              -----------------    ------------------
    Total stockholders' equity.....................................                 92,646,318            90,728,269
                                                                              -----------------    ------------------
Total liabilities and stockholders' equity.........................        $       989,983,689           991,236,793
                                                                              =================    ==================

---------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                      HMN FINANCIAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)


-----------------------------------------------------------------------------------------------------------------------
                                                                                         Three Months Ended
                                                                                               March 31,
                                                                                2006                          2005
-----------------------------------------------------------------------------------------------------------------------
 Interest income:
      Loans receivable................................................    $     14,702,780                 13,333,019
      Securities available for sale:
          Mortgage-backed and related.................................              70,562                     89,768
          Other marketable............................................             889,631                    641,756
      Cash equivalents................................................             256,426                     52,269
      Other...........................................................              62,821                     79,528
                                                                           ---------------               ------------
          Total interest income.......................................          15,982,220                 14,196,340
                                                                           ---------------               ------------
 Interest expense:
      Deposits........................................................           4,867,681                  3,702,631
      Federal Home Loan Bank advances ................................           1,725,856                  1,822,691
                                                                           ---------------               ------------
         Total interest expense.......................................           6,593,537                  5,525,322
                                                                           ---------------               ------------
         Net interest income..........................................           9,388,683                  8,671,018
 Provision for loan losses............................................             515,000                    636,000
                                                                           ---------------               ------------
         Net interest income after provision for loan losses..........           8,873,683                  8,035,018
                                                                           ---------------               ------------
 Non-interest income:
      Fees and service charges........................................             714,778                    602,597
      Mortgage servicing fees.........................................             303,675                    292,980
      Gain on sales of loans..........................................             245,977                    293,316
      Losses in limited partnerships..................................              (6,500)                    (7,710)
      Other...........................................................             228,404                    245,548
                                                                           ---------------               ------------
         Total non-interest income....................................           1,486,334                  1,426,731
                                                                           ---------------               ------------
 Non-interest expense:
      Compensation and benefits......................................            3,258,871                  2,774,104
      Occupancy.......................................................           1,100,292                    995,254
      Deposit insurance premiums......................................              31,197                     27,906
      Advertising.....................................................             130,658                     83,908
      Data processing.................................................             288,715                    237,488
      Amortization of mortgage servicing rights, net..................             216,540                    239,033
      Other...........................................................             913,138                    932,692
                                                                           ---------------               ------------
         Total non-interest expense...................................           5,939,411                  5,290,385
                                                                           ---------------               ------------
         Income before income tax expense.............................           4,420,606                  4,171,364
Income tax expense....................................................           1,680,200                  1,356,300
                                                                           ---------------               ------------
         Net income...................................................           2,740,406                  2,815,064
                                                                           ===============               ============
 Basic earnings per share.............................................    $           0.71                       0.74
                                                                           ===============               ============
 Diluted earnings per share...........................................    $           0.68                       0.70
                                                                           ===============               ============

-----------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                      HMN FINANCIAL, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                 FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2006
                                   (unaudited)


------------------------------------------------------------------------------------------------------------------------------------
                                                                                        Unearned
                                                                                        Employee    Unearned
                                                                          Accumulated    Stock    Compensation            Total
                                                  Additional                Other      Ownership   Restricted             Stock-
                                         Common    Paid-in     Retained  Comprehensive    Plan       Stock     Treasury   Holders'
                                         Stock     Capital     Earnings     Income       Shares      Awards      Stock    Equity
                                                                            (Loss)
                                         -------------------------------------------------------------------------------------------
Balance, December 31, 2005               $91,287  58,011,099  98,951,777  (917,577)  (4,350,999)  (182,521) (60,874,797) 90,728,269
  Net income                                                   2,740,406                                                  2,740,406
  Other comprehensive income, net of
  tax:
    Net unrealized losses on securities
    available for sale                                                     139,195                                          139,195
                                                                                                                         -----------
  Total comprehensive income                                                                                              2,879,601
  Purchase of treasury stock                                                                                   (323,000)   (323,000)
  Employee stock options exercised                  (119,812)                                                   168,800      48,988
  Tax benefits of exercised stock                     47,648                                                                 47,648
  options
  Unearned compensation restricted                  (337,193)                                                   337,193           0
  stock awards
  Stock option compensation                           16,106                                                                 16,106
  Reclassification of restricted stock              (182,521)                                      182,521
  equity
  Amortization of restricted stock                    40,653                                                                 40,653
  awards
  Dividends paid                                                (928,806)                                                  (928,806)
  Earned employee stock ownership plan                88,502                             48,357                             136,859
  shares
                                         -------------------------------------------------------------------------------------------
Balance, March 31, 2006                  $91,287  57,564,482 100,763,377  (778,382)  (4,302,642)         0  (60,691,804) 92,646,318
                                         ===========================================================================================

------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                      HMN FINANCIAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

-----------------------------------------------------------------------------------------------------------------
                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                  -------------------------------
                                                                                       2006             2005
                                                                                  ----------------  -------------
Cash flows from operating activities:
   Net income.................................................................   $     2,740,406       2,815,064
   Adjustments to reconcile net income to cash provided by operating activities:
     Provision for loan losses................................................           515,000         636,000
     Depreciation.............................................................           468,791         431,856
     Amortization of discounts, net...........................................          (391,650)       (143,378)
     Amortization of deferred loan fees.......................................          (367,847)       (208,343)
     Amortization of core deposit intangible..................................            28,464          28,464
     Amortization of mortgage servicing rights and servicing costs............           216,540         239,033
     Capitalized mortgage servicing rights....................................           (47,754)       (144,872)
     Gain on sales of real estate.............................................            (1,430)         (5,640)
     Gain on sales of loans...................................................          (245,977)       (293,316)
     Proceeds from sales of real estate.......................................            41,430          39,141
     Proceeds from sale of loans held for sale................................        14,785,405      14,093,471
     Disbursements on loans held for sale.....................................       (17,268,774)    (12,599,099)
     Amortization of restricted stock awards..................................            40,653          18,140
     Amortization of unearned ESOP shares.....................................            48,357          48,357
     Earned employee stock ownership shares priced above original cost........            88,502          94,237
     Increase in accrued interest receivable..................................          (357,939)       (787,954)
     Increase (decrease) in accrued interest payable..........................          (225,997)        629,045
     Equity losses of limited partnerships....................................             6,500           7,710
     Decrease (increase) in other assets......................................          (213,215)        309,168
     Increase in other liabilities............................................         1,055,936         156,495
     Other, net...............................................................               317             486
                                                                                  ----------------  -------------
       Net cash provided by operating activities..............................           915,718       5,364,065
                                                                                  ----------------  -------------
Cash flows from investing activities:
   Principal collected on securities available for sale.......................           172,868         475,599
   Proceeds collected on maturities of securities available for sale..........        30,500,000       8,000,000
   Purchases of securities available for sale.................................       (34,604,906)     (4,991,400)
   Purchases of Federal Home Loan Bank Stock..................................                 0        (973,500)
   Redemption of Federal Home Loan Bank Stock.................................                 0       1,568,700
   Net decrease (increase) in loans receivable................................        16,805,805     (31,416,483)
   Purchases of premises and equipment........................................          (831,671)       (454,456)
                                                                                  ----------------  -------------
      Net cash provided (used) in investing activities........................        12,042,096     (27,791,540)
                                                                                 -----------------  ------------
Cash flows from financing activities:
   Increase (decrease) in deposits............................................        (3,939,486)     29,040,952
   Purchase of treasury stock.................................................          (323,000)       (972,000)
   Stock options exercised....................................................            48,988          24,887
   Stock option compensation .................................................            16,106               0
   Dividends to stockholders..................................................          (928,806)       (842,426)
   Proceeds from Federal Home Loan Bank advances..............................                 0      39,000,000
   Repayment of Federal Home Loan Bank advances...............................                 0     (39,000,000)
   Proceeds from Federal Reserve Bank advances................................         1,000,000               0
   Repayment of Federal Reserve Bank advances.................................        (1,000,000)              0
   Increase in advance payments by borrowers for taxes and insurance..........            32,062         218,019
                                                                                  ----------------  -------------
      Net cash provided (used) by financing activities........................        (5,094,136)     27,469,432
                                                                                  ----------------  -------------
      Increase in cash and cash equivalents...................................         7,863,678       5,041,957
Cash and cash equivalents, beginning of period................................        47,268,795      34,298,394
                                                                                  ----------------  -------------
Cash and cash equivalents, end of period......................................   $    55,132,473      39,340,351
                                                                                  ================  =============
Supplemental cash flow disclosures:
   Cash paid for interest.....................................................   $     6,819,534       4,896,277
   Cash paid for income taxes.................................................         1,676,278         237,000
Supplemental noncash flow disclosures:
   Transfer of loans to real estate...........................................                 0         952,252
   Loans transferred to loans held for sale...................................           844,304               0

-----------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                      HMN FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

                             MARCH 31, 2006 AND 2005

(1) HMN FINANCIAL, INC.
HMN Financial, Inc. (HMN or the Company) is a stock savings bank holding company that owns 100 percent of Home Federal Savings Bank (the Bank). The Bank has a community banking philosophy and operates retail banking and loan production offices in Minnesota and Iowa. The Bank has one wholly owned subsidiary, Osterud Insurance Agency, Inc. (OIA) which offers financial planning products and services. HMN has another wholly owned subsidiary, Security Finance Corporation
(SFC) which acts as an intermediary for the Bank in transacting like-kind property exchanges for Bank customers. During the 2005 period for which financial information is presented in this Form 10-Q, the Bank had one other subsidiary that is no longer operating. Home Federal Holding, Inc. (HFH), a wholly owned subsidiary, was the holding company for Home Federal REIT, Inc. (HFREIT) which invested in real estate loans acquired from the Bank. HFH and HFREIT were both dissolved in 2005.

The consolidated financial statements included herein are for HMN, SFC, the Bank and the Bank's consolidated entities as described above. All significant intercompany accounts and transactions have been eliminated in consolidation.

(2) BASIS OF PREPARATION
The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statement of stockholders' equity and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The statement of income for the three-month period ended March 31, 2006 is not necessarily indicative of the results which may be expected for the entire year.

Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform with the current period presentation.

(3) NEW ACCOUNTING STANDARDS
As of January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (FAS 123R) which requires companies to recognize in compensation expense the grant-date fair value of stock awards issued. The Company adopted FAS 123R using the modified prospective transition method. In accordance with the modified prospective transition method, the Company's Consolidated Financial Statements for prior periods have not been restated to reflect the impact of FAS 123R. As a result of applying FAS 123R, the Company recognized share-based compensation expense of $16,100 for the three months ended March 31, 2006 (for additional information see Note 12).

In March 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 156, Accounting for Servicing of Financial Assets -- an amendment of FASB Statement No. 140. Effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006, an entity is required to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset. SFAS No. 156 requires that all separately recognized servicing assets and liabilities be initially measured at fair value and permits, but does not require, the subsequent measurement of servicing assets and liabilities at fair value. It also permits a one-time reclassification, at the time of initial adoption, of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value. Separate presentation of servicing assets and liabilities subsequently measured at fair value are required to be disclosed in the statement of financial position. The impact of adopting SFAS No. 156 in the first quarter of 2007 is not anticipated to have a material impact on the Company's financial condition or results of operations.

(4) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company has commitments outstanding to extend credit to future borrowers that had not closed prior to the end of the quarter. The Company intends to sell these commitments which are referred to as its mortgage pipeline. As commitments to originate or purchase loans enter the mortgage pipeline, the Company generally enters into commitments to sell the mortgage pipeline into the secondary market on a firm commitment or best efforts basis. The commitments to originate, purchase or sell loans on a firm commitment basis are derivatives. As a result of marking to market the mortgage pipeline and the related firm commitments to sell for the period ended March 31, 2006, the Company recorded an increase in other assets of $9,403 and an increase in other liabilities of $84,650 and a loss included in the gain on sales of loans of $75,247.

The current commitments to sell loans held for sale are derivatives that do not qualify for hedge accounting. As a result, these derivatives are marked to market and the related loans held for sale are recorded at the lower of cost or market. The Company recorded a decrease in loans held for sale of $72,766 and an increase in other assets of $72,766 due to the mark to market adjustment on the commitments to sell loans held for sale.

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

                                                               For the period ended March 31,
                                    --------------------------------------------------------------------------------------
(Dollars in thousands)                                2006                                         2005
                                    -----------------------------------------     ----------------------------------------
Securities available for sale:      Before tax      Tax effect     Net of tax     Before tax     Tax effect     Net of tax
                                    ------------    ----------    -----------     ----------     -----------    ----------
   Net unrealized gains
   (losses) arising during
   the period                    $          230            91            139          (759)           (268)         (491)
                                    ------------    ----------    -----------     ----------     -----------    ----------
Other comprehensive income       $          230            91            139          (759)           (268)         (491)
                                    ============    ==========    ===========     ==========     ===========    ==========

(6) SECURITIES AVAILABLE FOR SALE
The following table shows the securities available for sale portfolio's gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous loss position, at March 31, 2006. The Company has reviewed these securities and has concluded that the unrealized losses are temporary and no other-than-temporary impairment has occurred at March 31, 2006.

                                 Less than twelve months                Twelve months or more                   Total
                            ----------------------------------     ---------------------------------    ----------------------
                               # of       Fair      Unrealized       # of       Fair      Unrealized       Fair     Unrealized
(Dollars in thousands)      Investments   Value      Losses        Investments  Value       Losses         Value      Losses
                            ----------------------------------     ---------------------------------    -----------------------
Mortgage backed
securities:
    FHLMC                       0            $   0         0           2        $ 2,821       (292)         2,821       (292)
    FNMA                        1              364       (18)          2          3,148       (251)         3,512       (269)
Other marketable debt
  securities:
    FNMA                        4           19,832       (31)          3         14,897        (95)        34,729       (126)
    FHLMC                       1            4,878       (12)          4         19,795       (195)        24,673       (207)
    FHLB                        1            4,992        (6)          7         34,556       (443)        39,548       (449)
                            ---------- ------------ ----------     ---------- ----------  ----------    ----------  ----------
Total temporarily
impaired securities             7         $ 30,066       (67)         18        $75,217     (1,276)       105,283     (1,343)
                            ========== ============ ==========     ========== ==========  ==========    ==========  ==========

These fixed rate investments are temporarily impaired due to changes in interest rates and the Company has the ability and intent to hold to maturity or until the temporary loss is recovered. Mortgage backed securities in the table above had an average life of less than four years and the other marketable securities had an average life of less than one year at March 31, 2006.

(7) INVESTMENT IN MORTGAGE SERVICING RIGHTS
A summary of mortgage servicing activity is as follows:

------------------------------------------------------------------------------------------------
                                             Three months       Twelve months      Three months
                                                ended               ended             ended
                                           March 31, 2006     December 31, 2005   March 31, 2005
------------------------------------------------------------------------------------------------

Mortgage servicing rights:

  Balance, beginning of period........     $    2,653,635           3,231,242         3,231,242

  Originations........................             47,754             442,159           144,872

  Amortization........................           (216,540)         (1,019,766)         (239,033)
                                            -------------       -------------      ------------
  Balance, end of period..............          2,484,849           2,653,635         3,137,081
                                            -------------       -------------      ------------
  Mortgage servicing rights, net......     $    2,484,849           2,653,635         3,137,081
                                            =============       =============      ============
  Fair value of mortgage servicing
  rights................................   $    4,419,868           4,598,931         4,644,284
                                            =============       =============      ============

------------------------------------------------------------------------------------------------

All of the loans being serviced were single family loans serviced for the Federal National Mortgage Association (FNMA) under the mortgage-backed security program or the individual loan sale program. The following is a summary of the risk characteristics of the loans being serviced at March 31, 2006.


---------------------------------------------------------------------------------------------------------
                                                                                Weighted
                                            Loan             Weighted           Average
                                         Principal           Average           Remaining         Number
                                          Balance         Interest Rate           Term          of Loans
                                       ---------------    ---------------     -------------    ----------
Original term 30 year fixed rate      $   209,943,413               5.90  %            328         1,845

Original term 15 year fixed rate          200,244,090               5.28  %            137         2,580

Adjustable rate                             5,185,170               5.37  %            318            51
---------------------------------------------------------------------------------------------------------


(8) INTANGIBLE ASSETS
The gross carrying amount of intangible assets and the associated accumulated amortization at March 31, 2006 is presented in the table below. Amortization expense for intangible assets was $245,004 for the period ended March 31, 2006.

--------------------------------------------------------------------------------------------------------------------
                                               Gross                                                  Unamortized
                                              Carrying         Accumulated          Valuation          Intangible
                                               Amount          Amortization         Adjustment           Assets
--------------------------------------------------------------------------------------------------------------------
Amortized intangible assets:
     Mortgage servicing rights         $        4,361,030        (1,876,181)                   0          2,484,849
     Core deposit intangible                    1,567,000        (1,375,704)                   0            191,296
                                           ---------------    ---------------     ---------------    ---------------
         Total                         $        5,928,030        (3,251,885)                   0          2,676,145
                                           ===============    ===============     ===============    ===============

The following table indicates the estimated future amortization expense for amortized intangible assets:

          ------------------------------------------------------------------------------------------------------
                                                                   Mortgage           Core
                                                                  Servicing         Deposit
                                                                    Rights         Intangible          Total
          ------------------------------------------------------------------------------------------------------
          Year ended December 31,
          2006                                                      325,438            85,393          410,831
          2007                                                      375,907           105,903          481,810
          2008                                                      318,387                 0          318,387
          2009                                                      269,182                 0          269,182
          2010                                                      227,124                 0          227,124
          ------------------------------------------------------------------------------------------------------

Projections of amortization are based on existing asset balances and the existing interest rate environment as of March 31, 2006. The Company's actual experience may be significantly different depending upon changes in mortgage interest rates and other market conditions.

(9) EARNINGS PER SHARE
The following table reconciles the weighted average shares outstanding and the income available to common shareholders used for basic and diluted EPS:

------------------------------------------------------------------------------------------
                                                            Three months ended March 31,
                                                              2006              2005
                                                          -------------    ---------------
Weighted average number of common shares outstanding
   used in basic earnings per common share calculation       3,839,874          3,824,857
Net dilutive effect of:
   Options                                                     168,074            173,788
   Restricted stock awards                                      12,877              7,014
                                                          -------------    ---------------
Weighted average number of shares outstanding
   adjusted for effect of dilutive securities                4,020,825          4,005,659
                                                          =============    ===============
Income available to common shareholders                 $    2,740,406          2,815,064
Basic earnings per common share                         $         0.71               0.74
Diluted earnings per common share                       $         0.68               0.70

------------------------------------------------------------------------------------------

(10) REGULATORY CAPITAL
The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Tier I or Core capital, and Risk-based capital (as defined in the regulations) to total assets (as defined). Management believes, as of March 31, 2006, that the Bank meets all capital adequacy requirements to which it is subject.

Management believes that based upon the Bank's capital calculations at March 31, 2006 and other conditions consistent with the Prompt Corrective Actions Provisions of the OTS regulations, the Bank would be categorized as well capitalized.

On March 31, 2006 the Bank's tangible assets and adjusted total assets were $982.9 million and its risk-weighted assets were $797.9 million. The following table presents the Bank's capital amounts and ratios at March 31, 2006 for actual capital, required capital and excess capital including ratios in order to qualify as being well capitalized under the Prompt Corrective Actions regulations.

-------------------------------------------------------------------------------------------------------------------------
                                                                                                          To Be Well
                                                                                                         Capitalized
                                                                Required to be                           Under Prompt
                                                                  Adequately                          Corrective Actions
                                              Actual             Capitalized        Excess Capital        Provisions
                                       ---------------------   ------------------  -----------------  ------------------
                                                   Percent              Percent            Percent             Percent
                                                   of                   of                 of                  of
(dollars in thousands)                   Amount    Assets(1)   Amount   Assets(1)  Amount  Assets(1)  Amount   Assets(1)
                                       ----------  ---------   ------   ---------  ------  ---------  ------   ---------
Bank stockholder's equity...........   $   88,200

Less:
  Net unrealized losses on certain
   securities available for sale....          778

  Goodwill and core deposit
   intangible.......................       (3,992)

  Excess mortgage servicing rights..       (1,747)
                                        ---------
Tier I or core capital                     83,239
                                        ---------

  Tier I capital to adjusted total
  assets............................                   8.47%   39,318       4.00%  43,921      4.47%   49,147      5.00%

  Tier I capital to risk-weighted
  assets............................                  10.43%   31,915       4.00%  51,324      6.43%   47,872      6.00%

Plus:
  Allowable allowance for loan
   losses...........................        9,117
                                        ---------
Risk-based capital..................   $   92,356              63,830              28,526             79,787
                                        =========
Risk-based capital to risk-weighted
assets..............................                  11.58%                8.00%              3.58%              10.00%


(1) Based upon the Bank's adjusted total assets for the tangible and core capital ratios and risk-weighted assets for the risk-based capital ratio.

-------------------------------------------------------------------------------------------------------------------------

The tangible capital of the Bank was in excess of the minimum 2% required at March 31, 2006 but is not reflected in the table above.

(11) COMMITMENTS AND CONTINGENCIES
The Bank issued standby letters of credit which guarantee the performance of customers to third parties. The standby letters of credit issued and available at March 31, 2006 were approximately $16.3 million, expire over the next two years, and are collateralized primarily with commercial real estate mortgages. Since the conditions under which the Bank is required to fund the standby letters of credit may not materialize, the cash requirements are expected to be less than the total outstanding commitments.

(12) STOCK-BASED COMPENSATION
The company adopted Statement of Financial Accounting Standards No. 123 (revised
2004), Share-Based Payment (FAS 123R) on January 1, 2006 using the modified prospective transition method. Under the modified prospective transition method, awards that are granted, modified or settled beginning at the date of adoption will be measured and accounted for in accordance with FAS 123R. In addition, expense is recognized in the statement of income for unvested awards that were granted prior to the date of adoption based on the fair value of the award as determined at the grant date. The consolidated financial statements as of and for the three months ended March 31, 2006 reflect $16,100 of additional compensation expense as a result of implementing FAS 123R. In accordance with the modified prospective transition method, the Consolidated Financial Statements for prior periods have not been restated. Therefore, the results for the first quarter of 2006 are not directly comparable to the same period in 2005.

Prior to the adoption of FAS 123R, the Company applied the existing accounting rules under APB Opinion No. 25, which provided that no compensation expense was charged for options granted at an exercise price equal to the market value of the underlying common stock on the date of the grant. If the fair value recognition provisions of FAS 123R had been applied to stock-based compensation for the three months ended March 31, 2005, the Company's pro forma net income and earnings per share would have been as follows:

------------------------------------------------------------------------------
                                                            Quarter Ended
                                                            March 31, 2005
                                                            --------------
Net income:

  As reported...........................................  $      2,815,064
    Deduct:  Total stock-based employee compensation
    expense determined under fair value method for all
    awards, net of related tax effects..................            41,910
                                                            --------------
  Pro forma............................................   $      2,773,154
                                                            ==============
Earnings per Common share:
 As reported:

  Basic................................................   $           0.74
  Diluted..............................................               0.70

 Pro forma:

  Basic ...............................................               0.73
  Diluted..............................................               0.70

------------------------------------------------------------------------------

The Company utilizes a valuation model to determine the fair value of stock options on the date of grant. The model derives the fair value of stock options based on certain assumptions related to expected stock price volatility, expected option life, risk-free interest rate and dividend yield. No stock options were granted during the quarter ended March 31, 2006.

(13) BUSINESS SEGMENTS
The Bank has been identified as a reportable operating segment in accordance with the provisions of SFAS No. 131. SFC and HMN, the holding company, did not meet the quantitative thresholds for determining reportable segments and therefore are included in the "Other" category.

The Company evaluates performance and allocates resources based on the segments net income and return on average assets and equity. Each corporation is managed separately with its own officers and board of directors some of whom may overlap between the corporations.

The following table sets forth certain information about the reconciliations of reported profit or loss and assets for each of the Company's reportable segments.

                                               Home
(Dollars in thousands)                         Federal
                                               Savings         Other      Eliminations     Consolidated
                                               Bank                                            Total
----------------------------------------------------------------------------------------------------------

AT OR FOR THE QUARTER ENDED MARCH 31, 2006:

  Interest income - external customers....  $    15,939              43              0           15,982
  Non-interest income - external customers        1,493               0              0            1,493
  Losses on limited partnerships..........           (7)              0              0               (7)
  Intersegment non-interest income........           34           2,808         (2,842)               0
  Interest expense........................        6,594               0              0            6,594
  Amortization of mortgage servicing
  rights,  net ...........................          217               0              0              217
  Other non-interest expense..............        5,598             157           (33)            5,722
  Income tax expense (benefit)............        1,725             (45)             0            1,680
  Net income..............................        2,810           2,739         (2,809)           2,740
  Goodwill  ..............................        3,801               0              0            3,801
  Total assets............................      985,107          93,269        (88,392)         989,984
  Net interest margin.....................         4.10 %            NM             NM             4.10%
  Return on average assets................         1.14 %            NM             NM             1.14%
  Return on average realized common equity        12.96 %            NM             NM            11.82%

AT OR FOR THE QUARTER ENDED MARCH 31, 2005:

  Interest income - external customers....  $    14,186              10              0           14,196
  Non-interest income - external customers        1,434               0              0            1,434
  Losses on limited partnerships..........           (8)              0              0               (8)
  Intersegment interest income............            0              16            (16)               0
  Intersegment non-interest income........           34           2,847         (2,881)               0
  Interest expense........................        5,541               0            (16)           5,525
  Amortization of mortgage servicing
  rights,  net ...........................          239               0              0              239
  Other non-interest expense..............        4,923             162            (34)           5,051
  Income tax expense (benefit)............        1,459            (103)             0            1,356
  Net income..............................        2,848           2,814         (2,847)           2,815
  Goodwill  ..............................        3,801               0              0            3,801
  Total assets............................      987,117          85,056        (80,847)         991,326
  Net interest margin.....................         3.78 %            NM             NM             3.79%
  Return on average assets................         1.17 %            NM             NM             1.18%
  Return on average realized common equity        14.36 %            NM             NM            13.22%


NM - Not meaningful

                               HMN FINANCIAL, INC.

       ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


FORWARD-LOOKING INFORMATION
This quarterly report and other reports filed with the Securities and Exchange Commission may contain "forward-looking" statements that deal with future results, plans or performance. When used in this Form 10-Q, the words "anticipates", "believes", "estimates", "expects", "intends" and similar expressions, as they relate to the Company and its management, are intended to identify such forward-looking statements. In addition, the Company's management may make such statements orally to the media, or to securities analysts, investors or others. Forward looking statements deal with matters that do not relate strictly to historical facts. The Company's future results may differ materially from historical performance and forward-looking statements about the Company's expected financial results or other plans are subject to a number of risks and uncertainties. These include but are not limited to possible legislative changes and adverse economic, business and competitive developments such as shrinking interest margins; deposit outflows; reduced demand for financial services and loan products; changes in accounting policies and guidelines or monetary and fiscal policies of the federal government or tax laws; changes in credit and other risks posed by the Company's loan and investment portfolios; technological, computer-related or operational difficulties; adverse changes in securities markets; results of litigation or other significant uncertainties. For additional discussion of the risks and uncertainties applicable to the Company, see the "Risk Factors" section of the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

GENERAL
The earnings of the Company are primarily dependant on the Bank's net interest income, which is the difference between interest earned on its loans and investments, and the interest paid on interest-bearing liabilities such as deposits and Federal Home Loan Bank (FHLB) advances. The difference between the average rate of interest earned on assets and the average rate paid on liabilities is the "interest rate spread". Net interest income is produced when interest-earning assets equal or exceed interest-bearing liabilities and there is a positive interest rate spread. The Company's interest rate spread has been enhanced by the increased level of commercial loans placed in portfolio and the increased amount of lower rate deposits. Net interest income and net interest rate spread are affected by changes in interest rates, the volume and the mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. The Company's net income is also affected by the generation of non-interest income, which consists primarily of gains or losses from the sale of securities, gains from the sale of loans, and the generation of fees and service charges on deposit accounts. The Bank incurs expenses in addition to interest expense in the form of salaries and benefits, occupancy expenses, provisions for loan losses and amortization expense on mortgage servicing assets.

The earnings of financial institutions, such as the Bank, are significantly affected by prevailing economic and competitive conditions, particularly changes in interest rates, government monetary and fiscal policies, and regulations of various regulatory authorities. Lending activities are influenced by the demand for and supply of single family and commercial properties, competition among lenders, the level of interest rates and the availability of funds. Commercial real estate loan activity was down in the first quarter of 2006 when compared to the same period of 2005 due to increased rate competition on long term fixed rate loans, and we expect this trend to continue. Deposit flows and costs of deposits are influenced by prevailing market rates of interest on competing investments, account maturities and the levels of personal income and savings. The interest rates charged by the FHLB on advances to the Bank also have a significant impact on the Bank's overall cost of funds.

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

Allowance for Loan Losses and Related Provision
The allowance for loan losses is based on periodic analysis of the loan portfolio. In this analysis, management considers factors including, but not limited to, specific occurrences of loan impairment, changes in the size of the portfolios, national and regional economic conditions such as unemployment data, loan portfolio composition, loan delinquencies, local construction permits, development plans, local economic growth rates, historical experience and observations made by the Company's ongoing internal audit and regulatory exam processes. Loans are charged off to the extent they are deemed to be uncollectible. The Company has established separate processes to determine the adequacy of the loan loss allowance for its homogeneous single-family and consumer loan portfolios and its non-homogeneous loan portfolios. The determination of the allowance for the non-homogeneous commercial, commercial real estate, and multi-family loan portfolios involves assigning standardized risk ratings and loss factors that are periodically reviewed. The loss factors are estimated using a combination of the Company's own loss experience and external industry data and are assigned to all loans without identified credit weaknesses. The Company also performs an individual analysis of impairment on each non-performing loan that is based on the expected cash flows or the value of the assets collateralizing the loans. The determination of the allowance on the homogeneous single-family and consumer loan portfolios is calculated on a pooled basis with individual determination of the allowance of all non-performing loans.

The adequacy of the allowance for loan losses is dependent upon management's estimates of variables affecting valuation, appraisals of collateral, evaluations of performance and status, and the amounts and timing of future cash flows expected to be received on impaired loans. Such estimates, appraisals, evaluations and cash flows may be subject to frequent adjustments due to changing economic prospects of borrowers or properties. The estimates are reviewed periodically and adjustments, if any, are recorded in the provision for loan losses in the periods in which the adjustments become known. The allowance is allocated to individual loan categories based upon the relative risk characteristics of the loan portfolios and the actual loss experience. The Company increases its allowance for loan losses by charging the provision for loan losses against income. The methodology for establishing the allowance for loan losses takes into consideration probable losses that have been identified in connection with specific loans as well as losses in the loan portfolio for which specific reserves are not required. Although management believes that based on current conditions the allowance for loan losses is maintained at an adequate amount to provide for probable loan losses inherent in the portfolio as of the balance sheet dates, future conditions may differ substantially from those anticipated in determining the allowance for loan losses and adjustments may be required in the future.

Mortgage Servicing Rights
The Company recognizes as an asset the rights to service mortgage loans for others, which are referred to as mortgage servicing rights (MSRs). MSRs are capitalized at the relative fair value of the servicing rights on the date the mortgage loan is sold and are carried at the lower of the capitalized amount, net of accumulated amortization, or fair value. MSRs are capitalized and amortized in proportion to, and over the period of, estimated net servicing income. Each quarter the Company evaluates its MSRs for impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 140. Loan type and interest rate are the predominant risk characteristics of the underlying loans used to stratify the MSRs for purposes of measuring impairment. If temporary impairment exists, a valuation allowance is established for any excess of amortized cost over the current fair value through a charge to income. If the Company later determines that all or a portion of the temporary impairment no longer exists, a reduction of the valuation allowance is recorded as an increase to income. The valuation is based on various assumptions, including the estimated prepayment speeds and default rates of the stratified portfolio. Changes in the mix of loans, interest rates, prepayment speeds, or default rates from the estimates used in the valuation of the mortgage servicing rights may have a material effect on the amortization and valuation of MSRs. Management believes that the assumptions used and the values determined are reasonable based on current conditions. However, future economic conditions may differ substantially from those anticipated in determining the value of the MSRs and adjustments may be required in the future. The Company does not formally hedge its MSRs because they are hedged naturally by the Company's origination volume. Generally, as interest rates rise the origination volume declines and the value of MSRs increases and as interest rates decline the origination volume increases and the value of MSRs decreases.

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

NET INCOME
The Company's net income for the first quarter of 2006 was $2.7 million, down $75,000, or 2.7%, from net income of $2.8 million for the first quarter of 2005. Diluted earnings per common share for the first quarter of 2006 were $0.68, down $0.02, or 2.9%, from $0.70 for the first quarter of 2005. Pretax income for the first quarter of 2006 was $4.4 million, up $249,000, or 6.0%, from pretax income of $4.2 million for the first quarter of 2005. The increase in pretax income in 2006 was offset by an increase in income taxes due to an increase in the Company's effective tax rate from 32.5% in the first quarter of 2005 to 38.0% in the first quarter of 2006. The increase in the effective tax rate was primarily due to changes in state tax laws that were enacted in the third quarter of 2005.
                           .........
NET INTEREST INCOME
Net interest income was $9.4 million for the first quarter of 2006, an increase of $718,000, or 8.3%, compared to $8.7 million for the first quarter of 2005. Interest income was $16.0 million for the first quarter of 2006, an increase of $1.8 million, or 12.6%, from $14.2 million for the first quarter of 2005. Interest income increased because of an increase in the average interest rate earned on loans and investments. Interest rates increased primarily because of the 200 basis point increase in the prime interest rate between the periods. Increases in the prime rate, which is the rate that banks charge their prime business customers, generally increase the rates on adjustable rate consumer and commercial loans in the portfolio and on new loans originated. The increase in interest income due to increased rates was partially offset by a $28 million decrease in the average outstanding single-family mortgage and consumer loan portfolio balances between the periods. The average yield earned on interest-earning assets was 6.98% for the first quarter of 2006, an increase of 77 basis points from the 6.21% average yield for the first quarter of 2005.

Interest expense was $6.6 million for the first quarter of 2006, an increase of $1.1 million, or 19.3%, compared to $5.5 million for the first quarter of 2005. Interest expense increased because of the higher interest rates paid on deposits which were caused by the 200 basis point increase in the federal funds rate between the periods. Increases in the federal funds rate, which is the rate that banks charge other banks for short term loans, generally increase the rates banks pay for deposits. The average interest rate paid on interest-bearing liabilities was 3.07% for the first quarter of 2006, an increase of 51 basis points from the 2.56% average interest rate paid in the first quarter of 2005.

Net interest margin (net interest income divided by average interest earning assets) for the first quarter of 2006 was 4.10%, an increase of 31 basis points, compared to 3.79% for the first quarter of 2005.

PROVISION FOR LOAN LOSSES
The provision for loan losses was $515,000 for the first quarter of 2006, a decrease of $121,000, compared to $636,000 for the first quarter of 2005. The provision for loan losses decreased primarily because of the $12 million reduction in the commercial loan portfolio in the first quarter of 2006 compared to the $40 million in growth that was experienced in the first quarter of 2005. The reduction in loan growth was the result of management's decision not to pursue long-term, low fixed-rate commercial loan business in an environment of rising short-term interest rates. The decrease in the provision related to the reduced loan growth was partially offset by an increase in the provision due to increased commercial loan risk rating downgrades in the first quarter of 2006 when compared to the same period of 2005.

A reconciliation of the Company's allowance for loan losses is summarized as follows:

                                                        2006                   2005
                                                    -------------         ---------------
                Balance at January 1,           $      8,777,655               8,995,892
                Provision                                515,000                 636,000
                Charge offs                             (91,208)               (271,737)
                Recoveries                                47,203                  33,420
                                                    -------------         ---------------
                Balance at March 31,            $      9,248,650               9,393,575
                                                    =============         ===============

NON-INTEREST INCOME
Non-interest income was $1.5 million for the first quarter of 2006, an increase of $60,000, or 4.2%, from $1.4 million for the first quarter of 2005. Fees and service charges increased $112,000 between the periods primarily because of increased retail deposit account activity and late fees. Loan servicing fees increased $11,000 primarily because of an increase in the number of commercial loans that are being serviced for others. Gain on sale of loans decreased $47,000 between the periods due to a decrease in the number of single-family mortgage loans sold and a decrease in the profit margins realized on the loans that were sold. Competition in the single-family loan origination market has increased as the overall market has slowed and profit margins have been lowered in order to remain competitive and maintain origination volumes. Other non-interest income decreased $17,000 primarily because of lower revenues from the sale of uninsured investment products.

NON-INTEREST EXPENSE
Non-interest expense was $5.9 million for the first quarter of 2006, an increase of $649,000, or 12.3%, from $5.3 million for the first quarter of 2005. Compensation expense increased $485,000 primarily because of annual payroll cost increases, an increase in the number of employees and increased pension costs. Occupancy expense increased $105,000 due primarily to additional costs associated with new branch and loan origination offices opened in Rochester in the first quarter of 2006. Data processing costs increased $51,000 due to increases in the services provided by the Bank's third party processor between the periods. Advertising expense increased $47,000 between the periods primarily because of the costs associated with promoting the new branch and the introduction of new checking account offerings in the first quarter of 2006.

INCOME TAX EXPENSE
Income tax expense increased $324,000 between the periods due to an increase in taxable income and an effective tax rate that increased from 32.5% for the first quarter of 2005 to 38.0% for the first quarter of 2006. The increase in the effective tax rate was primarily the result of state tax law changes enacted in the third quarter of 2005. In the first quarter of 2005, the Company had a Real Estate Investment Trust (REIT) and related company that acquired and held mortgage assets and other authorized investments to generate income. The tax laws relating to these entities were changed, retroactively to January 1, 2005, in the third quarter of 2005. A tax adjustment was recorded in the third quarter of 2005 to account for the increase in tax for the first two quarters of 2005. Because of this adjustment, quarterly tax expense for the first three quarters of 2006 will not be comparable to the tax expense for same periods in 2005.

NON-PERFORMING ASSETS
The following table summarizes the amounts and categories of non-performing assets in the Bank's portfolio at March 31, 2006 and December 31, 2005.

        ---------------------------------------------------------------------------------------------------
                                                                  March 31,            December 31,
        (Dollars in Thousands)                                      2006                   2005
        ---------------------------------------------------------------------------------------------------
        Non-Accruing Loans:
          One-to-four family real estate                     $           529       $              626
          Commercial real estate                                         948                      948
          Consumer                                                       274                      496
          Commercial business                                            284                      259
                                                                 ------------         ----------------
          Total                                                        2,035                    2,329
                                                                 ------------         ----------------
        Other assets                                                     177                      178
        Foreclosed and Repossessed Assets:
           One-to-four family real estate                              1,274                    1,315
           Consumer                                                        4                       61
                                                                 ------------         ----------------
        Total non-performing assets                          $         3,491       $            3,883
                                                                 ============         ================
        Total as a percentage of total assets                           0.35  %                  0.39  %
                                                                 ============         ================
        Total non-performing loans                           $         2,035       $            2,329
                                                                 ============         ================
        Total as a percentage of total loans receivable,
        net                                                             0.26  %                  0.30  %
                                                                 ============         ================
        Allowance for loan loss to non-performing loans               454.37  %                376.88  %
                                                                 ============         ================

        ---------------------------------------------------------------------------------------------------

Total non-performing assets were $3.5 million at March 31, 2006, a decrease of $392,000, from $3.9 million at December 31, 2005. During the first quarter of 2006, the following activity occurred related to non-performing assets: $390,000 of previously performing loans were classified as non-performing, $7,000 in non-performing loans were foreclosed or repossessed, $82,000 in loans were charged off as a loss, $110,000 in foreclosed assets were sold, and $597,000 in assets were reclassified as performing.

DIVIDENDS
On April 25, 2006 the Company declared a cash dividend of $0.24 per share, payable on June 7, 2006 to shareholders of record on May 19, 2006.

During the first quarter of 2006, the Company declared and paid dividends as follows:

Record date                Payable date               Dividend per share        Dividend Payout Ratio
-----------                ------------               ------------------        ---------------------
February 17, 2006          March 7, 2006                       $0.24                     27.59%

The annualized dividend payout ratio for the past four quarters, ending with the June 7, 2006 payment will be 35.04%.

The declaration of dividends are subject to, among other things, the Company's financial condition and results of operations, the Bank's compliance with its regulatory capital requirements including the fully phased-in capital requirements, tax considerations, industry standards, economic conditions, regulatory restrictions, general business practices and other factors.

LIQUIDITY
For the quarter ended March 31, 2006, the net cash provided by operating activities was $916,000. The Company collected $30.7 million in principal repayments and maturities on securities during the quarter. It purchased $34.6 million in securities and $832,000 in premises and equipment and received $16.8 million relating to a decrease in net loans receivable. The Company had a net decrease in deposit balances of $3.9 million during the quarter, received $49,000 related to the exercise of HMN stock options, paid $929,000 in dividends to its shareholders and paid $323,000 to purchase treasury stock.

The Company has certificates of deposits with outstanding balances of $227.0 million that come due over the next

12 months. Based upon past experience management anticipates that the majority of the deposits will renew for another term. The Company believes that deposits which do not renew will be replaced with deposits from other customers or brokers. FHLB advances or proceeds form the sale of securities could also be used to replace unanticipated outflows of deposits.

The Company has $10.0 million of FHLB advances that will mature during the next twelve months. The Company also has $110.9 million of FHLB advances that mature beyond March 31, 2007 but have call features that can be exercised by the FHLB during the next twelve months. If the call features are exercised, the Company has the option of requesting any advance otherwise available to it pursuant to the credit policy of the FHLB.

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

The Company utilizes a model that uses the discounted cash flows from its interest-earning assets and its interest-bearing liabilities to calculate the current market value of those assets and liabilities. The model also calculates the changes in market value of the interest-earning assets and interest-bearing liabilities due to different interest rate changes. The Company believes that over the next twelve months interest rates could fluctuate in a range of 200 basis points up or down from where the rates were at March 31, 2006. The following table discloses the projected changes in market value to the Company's interest-earning assets and interest-bearing liabilities based upon incremental 100 basis point changes in interest rates from interest rates in effect on March 31, 2006.

------------------------------------------------------------------------------------------------------------
                                                                      Market Value
                                             ---------------------------------------------------------------
(Dollars in thousands)
Basis point change in interest rates                 -200       -100         0         +100        +200
------------------------------------------------------------------------------------------------------------

Total market risk sensitive assets.........   $    996,293     990,164    981,791     970,995     958,597

Total market risk sensitive liabilities....        870,946     856,444    844,655     834,505     825,797

Off-balance sheet financial instruments....            246         110          0       (310)       (588)

Net market risk............................   $    125,593     133,830    137,136     136,180     132,212


Percentage change from current market value          (8.42) %    (2.41) %    0.00 %     (0.70) %    (3.59) %

------------------------------------------------------------------------------------------------------------

The preceding table was prepared utilizing the following assumptions (the Model Assumptions) regarding prepayment and decay ratios which were determined by management based upon their review of historical prepayment speeds and future prepayment projections. Fixed rate loans were assumed to prepay at annual rates of between 10% to 76%, depending on the note rate and the period to maturity. Adjustable rate mortgages (ARMs) were assumed to prepay at annual rates of between 11% and 31%, depending on the note rate and the period to maturity. Growing Equity Mortgage (GEM) loans were assumed to prepay at annual rates of between 5% and 49% depending on the note rate and the period to maturity. Mortgage-backed securities and Collateralized Mortgage Obligations (CMOs) were projected to have prepayments based upon the underlying collateral securing the instrument and the related cash flow priority of the CMO tranche owned. Certificate accounts were assumed not to be withdrawn until maturity. Passbook accounts were assumed to decay at an annual rate of 20% and money market accounts were assumed to decay at an annual rate of 31%. Non-interest checking accounts were assumed to decay at an annual rate of 33% and NOW accounts were assumed to decay at an annual rate of 17%. FHLB advances were projected to be called at the first call date where the projected interest rate on similar remaining term advances exceeded the interest rate on the callable advance.

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

                                                  Projected
                               Rate Shock       Change in Net
                                in Basis           Interest        Percentage
(Dollars in thousands)           Points             Income           Change
                              -------------     ---------------    ------------
                                  +200               $1,487            12.67 %
                                  +100                  782             6.66 %
                                     0                    0             0.00 %
                                  -100               (1,366)          (11.64)%
                                  -200               (2,919)          (24.88)%


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

         HMN FINANCIAL, INC.

         PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.
         None.

ITEM 1A. Risk Factors.
         No changes from risk factors previously disclosed in December 31, 2005 Form 10-K.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
         (a) and (b) Not applicable
         (c)  Information Regarding Share Repurchases

                                                                     (c) Total Number
                                                                     of Shares
                                       (a) Total                     Purchased as Part    (d) Maximum Number
                                       Number of      (b) Average    of Publicly          of Shares that May Yet
                                       Shares         Price Paid     Announced Plans      Be Purchased Under the
    Period                             Purchased      per Share      or Programs        Plans or Programs
-------------------------------------- ------------ ---------------- -------------------- -----------------------
January 1 through January 31, 2006            0           $  N/A              N/A                197,000
February 1 through February 28, 2006     10,000            32.30           10,000                187,000
March 1 through March 31, 2006                0              N/A              N/A                187,000
                                       ---------                     -------------
         Total                           10,000           $32.30           10,000
                                       =========                     =============

(1) On July 26, 2005, the Board of Directors extended the stock repurchase program for 197,000 shares of the Company's common stock. This program expires on February 25, 2007.

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

                                           HMN FINANCIAL, INC.
                                           Registrant


Date:   May 4, 2006                        /s/ Michael McNeil
     ------------------------------        Michael McNeil,
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)
                                           (Duly Authorized Representative)

Date:   May 4, 2006                        /s/ Jon Eberle
     ------------------------------        Jon Eberle,
                                           Chief Financial Officer
                                           (Principal Financial Officer)

                               HMN FINANCIAL, INC.
                                INDEX TO EXHIBITS
                                  FOR FORM 10-Q


                                                                                                               Sequential
                                                                                              Reference      Page Numbering
        Regulation                                                                            to Prior       Where Attached
           S-K                                                                                Filing or       Exhibits Are
         Exhibit                                                                               Exhibit      Located in This
          Number                                  Document Attached Hereto                     Number       Form 10-Q Report
--------------------------------------------------------------------------------------------------------------------------------

           3.1                    Amended and Restated Articles of Incorporation                 *1               N/A

           3.2                    Amended and Restated By-laws                                   *2               N/A

            4                     Form of Common Stock Certificates                              *3               N/A

           31.1                   Rule 13a-14(a)/15d-14(a) Certification of CEO                 31.1      Filed Electronically

           31.2                   Rule 13a-14(a)/15d14(a) Certification of CFO                  31.2      Filed Electronically

            32                    Section 1350 Certification of CEO and CFO                      32       Filed Electronically


-------------------------------------------------------------------------------------------------------------------------------


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

*2            Incorporated by reference Exhibit 3 to the Company's Current Report on Form 8-K dated February 22, 2005, filed on February 23, 2005 (File 0-24100).

*3            Incorporated by reference to the same numbered exhibit to the Company's Registration Statement on Form S-1 dated April 1, 1994 (File No. 33-77212).

-------------------------------------------------------------------------------------------------------------------------------