Form 10-Q
period 2006-06-30
HMN FINANCIAL INC
filed 2006-08-02
CIK 921183

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) FOR THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________ to _________

                         Commission File Number 0-24100

                               HMN FINANCIAL, INC.
             (Exact name of Registrant as specified in its Charter)

                 Delaware                                   41-1777397
---------------------------------------------  ---------------------------------
(State or other jurisdiction of incorporation  (I.R.S. Employer Identification
                 or organization)                            Number)

  1016 Civic Center Drive N.W., Rochester, MN                55901
---------------------------------------------  ---------------------------------
   (Address of principal executive offices)                (ZIP Code)

Registrant's telephone number, including area           (507) 535-1200
                  code:

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

     Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

      Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

         Class                                      Outstanding at July 21, 2006
-----------------------------                       ----------------------------
Common stock, $0.01 par value                                 4,379,964

================================================================================

                               HMN FINANCIAL, INC.

                                    CONTENTS

PART I - FINANCIAL INFORMATION

                                                                                         Page
                                                                                         -----
         Item 1:     Financial Statements (unaudited)

                     Consolidated Balance Sheets at
                     June 30, 2006 and December 31, 2005...............................      3

                     Consolidated Statements of Income for the
                     Three Months Ended and Six Months Ended June 30, 2006 and 2005....      4

                     Consolidated Statement of Stockholders' Equity and Comprehensive
                     Income for the Six Month Period Ended June 30, 2006...............      5

                     Consolidated Statements of Cash Flows for
                     the Six Months Ended June 30, 2006 and 2005.......................      6

                     Notes to Consolidated Financial Statements........................   7-13

         Item 2:     Management's Discussion and Analysis of Financial
                     Condition and Results of Operations...............................  14-21

         Item 3:     Quantitative and Qualitative Disclosures about Market Risk........     21

         Item 4:     Controls and Procedures...........................................     21

PART II - OTHER INFORMATION

         Item 1:     Legal Proceedings.................................................     22

         Item 1A:    Risk Factors......................................................     22

         Item 2:     Unregistered Sales of Equity Securities and Use of Proceeds.......     22

         Item 3:     Defaults Upon Senior Securities...................................     22

         Item 4:     Submission of Matters to a Vote of Security Holders...............     22

         Item 5:     Other Information.................................................     23

         Item 6:     Exhibits..........................................................     23

         Signatures....................................................................     24

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                      HMN FINANCIAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                               June 30,              December 31,
                                                                                 2006                    2005
                                                                           ----------------          ------------
                                                                             (unaudited)
                                 ASSETS

Cash and cash equivalents..........................................        $     62,608,169            47,268,795
Securities available for sale:
   Mortgage-backed and related securities
    (amortized cost $7,055,100 and $7,428,504).....................               6,267,160             6,879,756
   Other marketable securities
    (amortized cost $139,615,255 and $113,749,841)................              138,953,180           112,778,813
                                                                           ----------------          ------------
                                                                                145,220,340           119,658,569
                                                                           ----------------          ------------

Loans held for sale................................................               7,128,570             1,435,141
Loans receivable, net..............................................             757,621,273           785,678,461
Accrued interest receivable........................................               4,396,521             4,460,014
Real estate, net...................................................               1,101,060             1,214,621
Federal Home Loan Bank stock, at cost..............................               8,400,700             8,364,600
Mortgage servicing rights, net.....................................               2,296,433             2,653,635
Premises and equipment, net........................................              12,025,027            11,941,863
Investment in limited partnerships.................................                 125,489               141,048
Goodwill...........................................................               3,800,938             3,800,938
Core deposit intangible, net.......................................                 162,831               219,760
Prepaid expenses and other assets..................................               2,530,750             1,854,948
Deferred tax asset.................................................               2,516,800             2,544,400
                                                                           ----------------          ------------
    Total assets...................................................        $  1,009,934,901           991,236,793
                                                                           ================          ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits...........................................................        $    748,355,396           731,536,560
Federal Home Loan Bank advances....................................             160,900,000           160,900,000
Accrued interest payable...........................................               1,568,173             2,085,573
Advance payments by borrowers for taxes and insurance..............                 779,722             1,038,575
Accrued expenses and other liabilities.............................               4,707,906             4,947,816
                                                                           ----------------          ------------
    Total liabilities..............................................             916,311,197           900,508,524
                                                                           ----------------          ------------
Commitments and contingencies
Stockholders' equity:
    Serial preferred stock ($.01 par value):
     authorized 500,000 shares; issued and outstanding none........                       0                     0
    Common stock ($.01 par value):
     authorized 11,000,000; issued shares 9,128,662................                  91,287                91,287
Additional paid-in capital.........................................              57,689,740            58,011,099
Retained earnings, subject to certain restrictions.................             102,784,471            98,951,777
Accumulated other comprehensive loss...............................                (875,415)             (917,577)
Unearned employee stock ownership plan shares......................              (4,254,285)           (4,350,999)
Unearned compensation restricted stock awards......................                       0              (182,521)
Treasury stock, at cost 4,748,698 and 4,721,402 shares.............             (61,812,094)          (60,874,797)
                                                                           ----------------          ------------
    Total stockholders' equity.....................................              93,623,704            90,728,269
                                                                           ----------------          ------------
Total liabilities and stockholders' equity.........................        $  1,009,934,901           991,236,793
                                                                           ================          ============

See accompanying notes to consolidated financial statements.

                      HMN FINANCIAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                              Three Months Ended                  Six Months Ended
                                                                   June 30,                           June 30,
                                                     ---------------------------------       ----------------------------
                                                          2006                2005              2006              2005
                                                     ---------------       -----------       -----------      -----------
Interest income:
   Loans receivable...............................   $    15,081,511        13,769,340        29,784,291       27,102,359
   Securities available for sale:
      Mortgage-backed and related.................            68,869            84,288           139,431          174,056
      Other marketable............................         1,322,547           654,182         2,212,178        1,295,938
   Cash equivalents...............................           452,434           175,671           708,860          227,940
   Other..........................................            85,984            89,232           148,805          168,760
                                                     ---------------       -----------       -----------      -----------
      Total interest income.......................        17,011,345        14,772,713        32,993,565       28,969,053
                                                     ---------------       -----------       -----------      -----------

Interest expense:
   Deposits.......................................         5,516,428         4,199,791        10,384,109        7,902,422
   Federal Home Loan Bank advances................         1,744,879         1,826,501         3,470,735        3,649,192
                                                     ---------------       -----------       -----------      -----------
      Total interest expense......................         7,261,307         6,026,292        13,854,844       11,551,614
                                                     ---------------       -----------       -----------      -----------
      Net interest income.........................         9,750,038         8,746,421        19,138,721       17,417,439
Provision for loan losses.........................           980,000           907,000         1,495,000        1,543,000
                                                     ---------------       -----------       -----------      -----------
      Net interest income after provision
        for loan losses...........................         8,770,038         7,839,421        17,643,721       15,874,439
                                                     ---------------       -----------       -----------      -----------

Non-interest income:
   Fees and service charges.......................           795,808           685,357         1,510,586        1,287,954
   Mortgage servicing fees........................           301,259           303,363           604,934          596,343
   Securities gains, net..........................            48,122                 0            48,122                0
   Gain on sales of loans.........................           302,608           324,173           548,585          617,489
   Losses in limited partnerships.................            (9,059)           (6,500)          (15,559)         (14,210)
   Other..........................................           327,223           268,206           555,627          513,754
                                                     ---------------       -----------       -----------      -----------
      Total non-interest income...................         1,765,961         1,574,599         3,252,295        3,001,330
                                                     ---------------       -----------       -----------      -----------

Non-interest expense:
   Compensation and benefits......................         3,117,702         2,784,578         6,376,573        5,558,682
   Occupancy......................................         1,103,392         1,041,460         2,203,684        2,036,714
   Deposit insurance premiums.....................            24,792            34,619            55,989           62,525
   Advertising....................................           107,501           105,765           238,159          189,673
   Data processing ...............................           287,043           245,351           575,758          482,839
   Amortization of mortgage servicing rights, net.           236,551           271,089           453,091          510,122
   Other..........................................           886,648         1,038,805         1,799,786        1,971,497
                                                     ---------------       -----------       -----------      -----------
      Total non-interest expense..................         5,763,629         5,521,667        11,703,040       10,812,052
                                                     ---------------       -----------       -----------      -----------
      Income before income tax expense............         4,772,370         3,892,353         9,192,976        8,063,717
Income tax expense                                         1,829,000         1,392,900         3,509,200        2,749,200
                                                     ---------------       -----------       -----------      -----------
      Net income..................................   $     2,943,370         2,499,453         5,683,776        5,314,517
                                                     ===============       ===========       ===========      ===========
Basic earnings per share..........................   $          0.77              0.65              1.48             1.39
                                                     ===============       ===========       ===========      ===========
Diluted earnings per share........................   $          0.73              0.62              1.41             1.33
                                                     ===============       ===========       ===========      ===========

See accompanying notes to consolidated financial statements.

                      HMN FINANCIAL, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                  FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2006
                                   (unaudited)

                                                                                    Unearned
                                                                                    Employee
                                                                     Accumulated     Stock     Unearned                   Total
                                            Additional                  Other       Ownership Compensation                Stock-
                                    Common   Paid-in     Retained   Comprehensive     Plan     Restricted     Treasury    Holders'
                                    Stock    Capital     Earnings   Income (Loss)    Shares   Stock Awards     Stock       Equity
                                   -------- ---------- -----------  -------------  ---------- ------------  -----------  ----------
Balance, December 31, 2005         $ 91,287 58,011,099  98,951,777       (917,577) (4,350,999)    (182,521) (60,874,797) 90,728,269
  Net income                                             5,683,776                                                        5,683,776
  Other comprehensive income,
  net of tax:
    Net unrealized gains on
    securities available for sale                                          42,162                                            42,162
                                                                                                                         ----------
  Total comprehensive income                                                                                              5,725,938
  Purchase of treasury stock                                                                                 (1,511,850) (1,511,850)
  Employee stock options exercised            (156,112)                                                         237,360      81,248
  Tax benefits of exercised stock
    options                                     47,648                                                                       47,648
  Unearned compensation restricted
    stock awards                              (337,193)                                                         337,193           0
  Stock compensation expense                    32,211                                                                       32,211
  Reclassification for FAS 123R
    adoption                                  (182,521)                                            182,521                        0
  Amortization of restricted stock
    awards                                      90,682                                                                       90,682
  Dividends paid                                        (1,851,082)                                                      (1,851,082)
  Earned employee stock ownership
    plan shares                                183,926                                 96,714                               280,640
                                   -------- ---------- -----------  -------------  ---------- ------------  -----------  ----------
Balance, June 30, 2006             $ 91,287 57,689,740 102,784,471       (875,415) (4,254,285)           0  (61,812,094) 93,623,704
                                   ======== ========== ===========  =============  ========== ============  ===========  ==========

See accompanying notes to consolidated financial statements.

                      HMN FINANCIAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                 -------------------------------
                                                                                      2006              2005
                                                                                 ---------------   -------------
Cash flows from operating activities:
   Net income................................................................... $     5,683,776       5,314,517
   Adjustments to reconcile net income to cash provided by operating activities:
     Provision for loan losses..................................................       1,495,000       1,543,000
     Depreciation...............................................................         952,250         867,160
     Amortization of discounts, net.............................................        (588,264)       (324,753)
     Amortization of deferred loan fees.........................................        (780,662)       (373,394)
     Amortization of core deposit intangible....................................          56,929          56,928
     Amortization of mortgage servicing rights..................................         453,091         510,122
     Capitalized mortgage servicing rights......................................         (95,889)       (241,395)
     Securities gains, net......................................................         (48,122)              0
     Losses (gains) on sales of real estate.....................................          19,058          (8,220)
     Gain on sales of loans.....................................................        (548,585)       (617,489)
     Proceeds from sale of real estate..........................................         347,457         364,978
     Proceeds from sale of loans held for sale..................................      34,975,519      36,598,189
     Disbursements on loans held for sale.......................................     (38,907,907)    (37,540,037)
     Amortization of restricted stock awards....................................          90,682          45,351
     Amortization of unearned ESOP shares.......................................          96,714          96,714
     Earned employee stock ownership shares priced above original cost..........         183,926         182,196
     Stock compensation.........................................................          32,211               0
     Decrease (increase) in accrued interest receivable.........................          63,493        (435,309)
     (Decrease) increase in accrued interest payable............................        (517,400)        590,082
     Equity losses of limited partnerships......................................          15,559          14,210
     (Increase) decrease in other assets........................................        (511,888)        264,105
     Increase (decrease) in other liabilities...................................        (330,897)        321,753
     Other, net.................................................................           8,686          (3,647)
                                                                                 ---------------   -------------
       Net cash provided by operating activities................................       2,144,737       7,225,061
                                                                                 ---------------   -------------
Cash flows from investing activities:
   Proceeds from sales of securities available for sale.........................       2,988,122               0
   Principal collected on securities available for sale.........................         370,534       1,064,052
   Proceeds collected on maturities of securities available for sale............      55,500,000       8,000,000
   Purchases of securities available for sale...................................     (83,464,555)     (4,991,400)
   Purchase of Federal Home Loan Bank Stock.....................................         (36,100)     (1,904,100)
   Redemption of Federal Home Loan Bank Stock...................................               0       1,568,700
   Net decrease (increase) in loans receivable..................................      25,805,241     (38,897,415)
   Purchases of premises and equipment..........................................      (1,045,223)       (725,547)
                                                                                 ---------------   -------------
       Net cash provided (used) by investing activities.........................         118,019     (35,885,710)
                                                                                 ---------------   -------------
Cash flows from financing activities:
   Increase in deposits.........................................................      16,569,507      21,602,586
   Purchase of treasury stock...................................................      (1,511,850)       (972,000)
   Stock options exercised......................................................          81,248          24,887
   Excess tax benefits from options exercised...................................          47,648          22,240
   Dividends to stockholders....................................................      (1,851,082)     (1,685,674)
   Proceeds from Federal Home Loan Bank advances................................               0      48,500,000
   Repayment of Federal Home Loan Bank advances.................................               0     (48,500,000)
   Proceeds from Federal Reserve Bank advances..................................       1,000,000               0
   Repayment of Federal Reserve Bank advances...................................      (1,000,000)              0
   Decrease in customer escrows.................................................        (258,853)       (113,100)
                                                                                 ---------------   -------------
       Net cash provided by financing activities................................      13,076,618      18,878,939
                                                                                 ---------------   -------------
      Increase (decrease) in cash and cash equivalents..........................      15,339,374      (9,781,710)
Cash and cash equivalents, beginning of period..................................      47,268,795      34,298,394
                                                                                 ---------------   -------------
Cash and cash equivalents, end of period........................................ $    62,608,169      24,516,684
                                                                                 ===============   =============
Supplemental cash flow disclosures:
   Cash paid for interest....................................................... $    14,372,244      10,961,532
   Cash paid for income taxes...................................................       4,889,238       3,642,000
Supplemental noncash flow disclosures:
   Transfer of loans to real estate.............................................         251,812       1,006,259

See accompanying notes to consolidated financial statements.

                      HMN FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

                             JUNE 30, 2006 AND 2005

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

(2) BASIS OF PREPARATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statement of stockholders' equity and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The statement of income for the six-month period ended June 30, 2006 is not necessarily indicative of the results which may be expected for the entire year.

Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform with the current period presentation.

(3) NEW ACCOUNTING STANDARDS

As of January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (FAS 123R) which requires companies to recognize in compensation expense the grant-date fair value of stock awards issued. The Company adopted FAS 123R using the modified prospective transition method. In accordance with the modified prospective transition method, the Company's Consolidated Financial Statements for prior periods have not been restated to reflect the impact of FAS 123R. As a result of applying FAS 123R, the Company recognized share-based compensation expense of $32,211 for the six months ended June 30, 2006 (for additional information see
Note 12).

In March 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 156, Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140. Effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006, an entity is required to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset. SFAS No. 156 requires that all separately recognized servicing assets and liabilities be initially measured at fair value and permits, but does not require, the subsequent measurement of servicing assets and liabilities at fair value. It also permits a one-time reclassification, at the time of initial adoption, of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value. Separate presentation of servicing assets and liabilities subsequently measured at fair value are required to be disclosed in the statement of financial position. The impact of adopting SFAS No. 156 in the first quarter of 2007 is not anticipated to have a material impact on the Company's financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 requires companies to recognize in their financial statements the impact of a tax position, taken or expected to be taken, if that position is more likely than not of being sustained on audit based on the technical merits of the position. The provisions of FIN 48 are effective as of January 1, 2007 and are not anticipated to have a material impact on the Company's financial statements.

(4) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company has commitments outstanding to extend credit to future borrowers that had not closed prior to the end of the quarter. The Company intends to sell these commitments which are referred to as its mortgage pipeline. As commitments to originate or purchase loans enter the mortgage pipeline, the Company generally enters into commitments to sell the mortgage pipeline into the secondary market on a firm commitment or best efforts basis. The commitments to originate, purchase or sell loans on a firm commitment basis are derivatives. As a result of marking to market the mortgage pipeline and the related firm commitments to sell for the period ended June 30, 2006, the Company recorded an increase in other assets of $3,928, an increase in other liabilities of $90,987 and a loss included in the gain on sales of loans of $87,059.

The current commitments to sell loans held for sale are derivatives that do not qualify for hedge accounting. As a result, these derivatives are marked to market and the related loans held for sale are recorded at the lower of cost or market. The Company recorded a decrease in loans held for sale of $159,986 and an increase in other assets of $159,986 due to the mark to market adjustment on the commitments to sell loans held for sale.

(5) COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity during a period from transactions and other events from nonowner sources. Comprehensive income is the total of net income and other comprehensive income, which for the Company is comprised of unrealized gains and losses on securities available for sale. The components of other comprehensive income and the related tax effects were as follows:

                                                 For the three months ended June 30,
                               --------------------------------------------------------------------------
                                                  2006                                 2005
                               --------------------------------------  ----------------------------------
(Dollars in thousands)          Before tax     Tax effect  Net of tax  Before tax  Tax effect  Net of tax
------------------------------ -------------  -----------  ----------  ----------  ----------  ----------
Securities available for sale:
Gross unrealized gains
   (losses) arising
   during the period           $        (113)         (47)        (66)        386         136         250
Reclassification of net
   gains included in
   net income                             48           17          31           0           0           0
                               -------------  -----------  ----------  ----------  ----------  ----------
Net unrealized gains
   (losses) arising
   during the period                    (161)         (64)        (97)        386         136         250
                               -------------  -----------  ----------  ----------  ----------  ----------
Other comprehensive income     $        (161)         (64)        (97)        386         136         250
                               =============  ===========  ==========  ==========  ==========  ==========

                                                 For the six months ended June 30,
                               --------------------------------------------------------------------------
                                                  2006                                 2005
                               --------------------------------------  ----------------------------------
(Dollars in thousands)          Before tax    Tax effect   Net of tax  Before tax  Tax effect  Net of tax
------------------------------ -------------  -----------  ----------  ----------  ----------  ----------
Securities available for sale:
Gross unrealized gains
   (losses) arising during
   the period                  $         118           45          73        (373)       (132)       (241)
Reclassification of net
   gains included in net
   income                                 48           17          31           0           0           0
                               -------------  -----------  ----------  ----------  ----------  ----------
Net unrealized gains (losses)
   arising during the period              70           28          42        (373)       (132)       (241)
                               -------------  -----------  ----------  ----------  ----------  ----------
Other comprehensive income     $          70           28          42        (373)       (132)       (241)
                               =============  ===========  ==========  ==========  ==========  ==========

(6) SECURITIES AVAILABLE FOR SALE

The following table shows the gross unrealized losses and fair value for the securities available for sale portfolio, aggregated by investment category and length of time that individual securities have been in a continuous loss position, at June 30, 2006. The Company has reviewed these securities and has concluded that the unrealized losses are temporary and no other-than-temporary impairment has occurred at June 30, 2006.

                                 Less than twelve months            Twelve months or more                   Total
                            ----------------------------------  --------------------------------   --------------------
                              # of          Fair    Unrealized     # of       Fair    Unrealized     Fair    Unrealized
(Dollars in thousands)      Investments     Value     Losses    Investment   Value      Losses      Value      Losses
                            -----------   --------  ----------  ----------  -------   ----------   -------   ----------
Mortgage backed securities:
    FHLMC                                 $      0       0            2     $ 2,582       (467)      2,582       (467)
    FNMA                          1            357     (24)           2       2,974       (300)      3,331       (324)
Other marketable debt
  securities:
    FNMA                          8         39,439     (65)           1       4,952        (45)     44,391       (110)
    FHLMC                         6         29,404     (66)           3      14,889       (108)     44,293       (174)
    FHLB                          4         19,884     (62)           6      29,686       (316)     49,570       (378)
                                ---       --------    ----          ---     -------     ------     -------     ------
Total temporarily
 impaired securities             19       $ 89,084    (217)          14     $55,083     (1,236)    144,167     (1,453)
                                ===       ========    ====          ===     =======     ======     =======     ======

These fixed rate investments are temporarily impaired due to changes in interest rates and the Company has the ability and intent to hold to maturity or until the temporary loss is recovered. Mortgage backed securities in the table above had an average remaining life of less than five years and the other marketable securities had an average remaining life of less than one year at June 30, 2006.

(7) INVESTMENT IN MORTGAGE SERVICING RIGHTS

A summary of mortgage servicing activity is as follows:

                                                Six Months ended     Twelve Months ended    Six Months ended
(Dollars in thousands)                            June 30, 2006       December 31, 2005       June 30, 2005
--------------------------------------------    ----------------     -------------------    -----------------
Mortgage servicing rights:

  Balance, beginning of period..............    $          2,654              3,231               3,231

  Originations..............................                  95                442                 241

  Amortization..............................                (453)            (1,019)               (510)
                                                ----------------             ------               -----
  Balance, end of period....................    $          2,296              2,654               2,962
                                                ----------------             ------               -----
  Fair value of mortgage servicing rights...    $          4,458              4,599               4,054
                                                ================             ======               =====

All of the loans being serviced were single family loans serviced for the Federal National Mortgage Association (FNMA) under the mortgage-backed security program or the individual loan sale program. The following is a summary of the risk characteristics of the loans being serviced at June 30, 2006.

                                                        Weighted      Weighted
                                    Loan Principal       Average       Average      Number of
(Dollars in thousands)                 Balance       Interest Rate Remaining Term     Loans
--------------------------------    --------------  -------------- --------------   ---------
Original term 30 year fixed rate    $      206,590       5.91%      329 months        1,826

Original term 15 year fixed rate           191,293       5.28%      146 months        2,505

Adjustable rate                              5,194       5.47%      318 months           49
                                    --------------       ----       ----------        -----

(8) INTANGIBLE ASSETS

The gross carrying amount of intangible assets and the associated accumulated amortization at June 30, 2006 is presented in the table below. Amortization expense for intangible assets was $510,019 for the six month period ended June 30, 2006.

                                        Gross                    Unamortized
                                       Carrying    Accumulated    Intangible
(Dollars in thousands)                  Amount    Amortization      Assets
------------------------------        ----------  ------------   -----------
Amortized intangible assets:
     Mortgage servicing rights        $    4,273    (1,977)         2,296
     Core deposit intangible               1,567    (1,404)           163
                                      ----------    ------          -----
         Total                        $    5,840    (3,381)         2,459
                                      ==========    ======          =====

The following table indicates the estimated future amortization expense for amortized intangible assets:

                              Mortgage      Core
                             Servicing    Deposit
(Dollars in thousands)         Rights    Intangible    Total
-----------------------     ----------   ----------   ------
Year ended December 31,
2006                        $      219           57      276
2007                               383          106      489
2008                               319            0      319
2009                               266            0      266
2010                               221            0      221
                            ----------   ----------   ------

Projections of amortization are based on existing asset balances and the existing interest rate environment as of June 30, 2006. The Company's actual experiences may be significantly different depending upon changes in mortgage interest rates and other market conditions.

(9) EARNINGS PER SHARE

The following table reconciles the weighted average shares outstanding and the income available to common shareholders used for basic and diluted EPS:

                                               Three Months Ended June 30,  Six Months Ended June 30,
                                               ---------------------------  -------------------------
                                                   2006            2005         2006          2005
                                               ------------      ---------  -----------     ---------
Weighted average number of common shares
   outstanding used in basic earnings per
   common share calculation                       3,842,994      3,829,413    3,849,078     3,827,147
Net dilutive effect of:
   Options                                          174,480        160,855      169,670       167,321
   Restricted stock awards                           14,303          8,994       13,593         8,010
                                               ------------      ---------  -----------     ---------
Weighted average number of shares outstanding
   adjusted for effect of dilutive securities     4,031,777      3,999,262    4,032,341     4,002,478
                                               ============      =========  ===========     =========
Income available to common shareholders        $  2,943,370      2,499,453    5,683,776     5,314,517
Basic earnings per common share                $       0.77           0.65         1.48          1.39
Diluted earnings per common share              $       0.73           0.62         1.41          1.33

(10) REGULATORY CAPITAL

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Tier I or core capital, and risk-based capital (as defined in the regulations) to total assets (as defined in the regulations). Management believes, as of June 30, 2006, that the Bank meets all capital adequacy requirements to which it is subject.

Management believes that based upon the Bank's capital calculations at June 30, 2006 and other conditions consistent with the Prompt Corrective Actions Provisions of the OTS regulations, the Bank would be categorized as well capitalized.

On June 30, 2006 the Bank's tangible assets and adjusted total assets were $1.006 billion and its risk-weighted assets were $796 million. The following table presents the Bank's capital amounts and ratios at June 30, 2006 for actual capital, required capital and excess capital including ratios in order to qualify as being well capitalized under the Prompt Corrective Actions regulations.

                                                                   Required to be                         To Be Well Capitalized
                                                                     Adequately                           Under Prompt Corrective
                                                Actual               Capitalized         Excess Capital      Actions Provisions
                                         ----------------------  -------------------- ------------------- -----------------------
                                                     Percent of            Percent of          Percent of              Percent of
(Dollars in thousands)                     Amount     Assets(1)   Amount    Assets(1)  Amount  Assets (1)  Amount       Assets(1)
                                         ----------  ----------  --------  ---------- -------- ---------- -------      ----------
Bank stockholder's equity............... $   91,125

Plus:
  Net unrealized loss on certain
    securities available for sale.......        875

Less:

  Goodwill and core deposit
    intangibles.........................     (3,964)

  Disallowed assets.....................     (1,747)
                                         ----------

Tier I or core capital                       86,289
                                         ----------

  Tier I capital to adjusted total
    assets..............................                   8.58% $ 40,227     4.00%   $ 46,062     4.58%  $50,284         5.00%

  Tier I capital to risk-weighted
    assets..............................                  10.84% $ 31,842     4.00%   $ 54,447     6.84%  $47,763         6.00%

Plus:
  Allowable allowance for loan losses...     10,066
                                         ----------

Risk-based capital...................... $   96,355              $ 63,683             $ 32,672            $79,604
                                         ==========

Risk-based capital to risk- weighted
  assets................................                  12.10%              8.00%                4.10%                 10.00%

(1) Based upon the Bank's adjusted total assets for the purpose of the tangible and core capital ratios and risk-weighted assets for the purpose of the risk-based capital ratio.

In addition, the tangible capital of the Bank was in excess of the minimum 2% required at June 30, 2006.

(11) COMMITMENTS AND CONTINGENCIES

The Bank issued standby letters of credit which guarantee the performance of customers to third parties. The standby letters of credit outstanding at June 30, 2006 were approximately $18.6 million, expire over the next two years, and are collateralized primarily with commercial real estate mortgages. Since the conditions under which the Bank is required to fund the standby letters of credit may not materialize, the cash requirements are expected to be less than the total outstanding commitments.

(12) STOCK-BASED COMPENSATION

The Company has a stock option and incentive plan for certain key employees and directors whereby shares of common stock have been reserved for awards in the form of stock options or restricted stock. Under the plan, the aggregate number of options and shares granted cannot exceed 400,000 shares with no more than 100,000 of shares issued in the form of restricted stock. The Compensation Committee of the Board of Directors grants options from the plan at prices equal to the fair value of the stock at the date of the grant. The options expire 10 years from the date of the grant and typically vest over a 3 to 5 year period from the date of grant.

The Company adopted Statement of Financial Accounting Standards No. 123 (revised
2004), Share-Based Payment (FAS 123R) on January 1, 2006 using the modified prospective transition method. Under the modified prospective transition method, option awards that are granted, modified or settled beginning at the date of adoption are measured and accounted for in accordance with FAS 123R. In addition, expense is recognized in the statement of income for unvested option awards that were granted prior to the date of adoption based on the fair value of the award as determined at the grant date. The consolidated financial statements as of and for the six months ended June 30, 2006 reflect $32,211 of additional compensation expense as a result of implementing FAS 123R. In accordance with the modified prospective transition method, the Consolidated Financial Statements for prior periods have not been restated. Therefore, the results for the second quarter and first six months of 2006 are not directly comparable to the same periods in 2005.

Stock option information as of June 30, 2006 is as follows:

                                                                                                       Aggregate
                                                     Weighted-Average    Weighted-Average Remaining  Intrinsic Value
                                          Options    Exercise Price       Contractual Term (years)    (in thousands)
                                          -------    ----------------    --------------------------  ----------------
Outstanding at June 30, 2006              342,540       $   16.53                    5.3                  $ 801
Options exercisable at June 30, 2006      138,100           14.34                    4.0                    462
                                          -------       ---------                    ---                  -----


At June 30, 2006, 154,127 shares were available for issuance under the plan. No stock options were granted and 8,266 options were exercised in the first six months of 2006.

At June 30, 2006, there was $174,000 in unrecognized compensation cost for stock options granted under the plan. This cost is expected to be recognized over a weighted-average period of 2.6 years.

Prior to January 1, 2006, the Company applied the existing accounting rules under APB Opinion No. 25, which provided that no compensation expense was charged for options granted at an exercise price equal to the market value of the underlying common stock on the date of the grant. If the fair value recognition provisions of FAS 123R had been applied to stock-based compensation for the three and six months ended June 30, 2005, the Company's pro forma net income and earnings per share would have been as follows:

                                    Quarter Ended     Six Months Ended
                                    June 30, 2005      June 30, 2005
                                    -------------     ----------------
Net income:

  As reported................       $   2,499,453            5,314,517
    Deduct: Total stock-based
    employee compensation
    expense determined under
    fair value based method for
    all awards, net of related
    tax effects.................           13,655               22,514
                                    -------------     ----------------
  Pro forma.....................        2,485,798            5,292,003
                                    =============     ================
Earnings per common share:

 As reported:

  Basic.........................    $        0.65                 1.39

  Diluted.......................             0.62                 1.33

 Pro forma:

  Basic ........................             0.65                 1.38

  Diluted.......................             0.62                 1.33
                                    -------------     ----------------

The Company utilizes the Black-Scholes valuation model to determine the fair value of stock options on the date of grant. The model derives the fair value of stock options based on certain assumptions related to the expected stock price volatility, expected option life, risk-free rate of return and dividend yield of the stock. The expected lives of options granted are estimated based on historical employee exercise behavior. The risk-free rate of return coincides with the expected life of the options and is based on the 10 year Treasury note rate at the time the options are issued. The historical volatility levels of the Company's common stock are used to estimate the stock price volatility. The set dividend yield is used to estimate the expected dividend yield on the stock.

(13) BUSINESS SEGMENTS

The Bank has been identified as a reportable operating segment in accordance with the provisions of SFAS No. 131. SFC and HMN, the holding company, did not meet the quantitative thresholds for determining reportable segments and therefore are included in the "Other" category.

The Company evaluates performance and allocates resources based on the segment's net income and return on average assets and equity. Each corporation is managed separately with its own officers and board of directors, some of whom may overlap between the corporations.

The following table sets forth certain information about the reconciliation of reported profit or loss and assets for each of the Company's reportable segments.

                                                       Home Federal
(Dollars in thousands)                                 Savings Bank        Other      Eliminations       Consolidated Total
---------------------------------------------------   --------------       -------    --------------     -------------------
AT OR FOR THE QUARTER ENDED JUNE 30, 2006:

  Interest income - external customers.............   $       16,979            32                 0                  17,011

  Non-interest income - external customers.........            1,775             0                 0                   1,775

  Loss on limited partnerships.....................               (9)            0                 0                      (9)

  Intersegment non-interest income.................               33         3,021            (3,054)                      0

  Interest expense.................................            7,261             0                 0                   7,261

  Amortization of mortgage servicing rights, net...              236             0                 0                     236

  Other non-interest expense.......................            5,400           162               (34)                  5,528

  Income tax expense (benefit).....................            1,880           (51)                0                   1,829

  Net income.......................................            3,022         2,941            (3,020)                  2,943

  Goodwill ........................................            3,801             0                 0                   3,801

  Total assets.....................................        1,006,973        94,271           (91,309)              1,009,935

AT OR FOR THE QUARTER ENDED JUNE 30, 2005:

  Interest income - external customers.............   $       14,749            24                 0                  14,773

  Non-interest income - external customers.........            1,582             0                 0                   1,582

  Loss on limited partnerships.....................               (7)            0                 0                      (7)

  Intersegment non-interest income.................               33         2,533            (2,566)                      0

  Interest expense.................................            6,026             0                 0                   6,026

  Amortization of mortgage servicing rights,  net..              271             0                 0                     271

  Other non-interest expense.......................            5,120           164               (33)                  5,251

  Income tax expense (benefit).....................            1,497          (104)                0                   1,393

  Net income.......................................            2,535         2,498            (2,533)                  2,500

  Goodwill.........................................            3,801             0                 0                   3,801

  Total assets.....................................          981,979        87,156           (83,473)                985,662

AT OR FOR THE SIX MONTHS ENDED JUNE 30, 2006:

  Interest income - external customers.............   $       32,918            76                 0                  32,994

  Non-interest income - external customers.........            3,268             0                 0                   3,268

  Loss on limited partnerships.....................              (16)            0                 0                     (16)

  Intersegment non-interest income.................               67         5,829            (5,896)                      0

  Interest expense.................................           13,855             0                 0                  13,855

  Amortization of mortgage servicing rights, net...              453             0                 0                     453

  Other non-interest expense.......................           10,998           319               (67)                 11,250

  Income tax expense (benefit).....................            3,605           (96)                0                   3,509

  Net income.......................................            5,832         5,681            (5,829)                  5,684

  Goodwill.........................................            3,801             0                 0                   3,801

  Total assets.....................................        1,006,973        94,271           (91,309)              1,009,935

AT OR FOR THE SIX MONTHS ENDED JUNE 30, 2005:

  Interest income - external customers.............   $       28,935            34                 0                  28,969

  Non-interest income - external customers.........            3,016             0                 0                   3,016

  Loss on limited partnerships.....................              (14)            0                 0                     (14)

  Intersegment interest income.....................                0            16               (16)                      0

  Intersegment non-interest income.................               67         5,380            (5,447)                      0

  Interest expense.................................           11,568             0               (16)                 11,552

  Amortization of mortgage servicing rights, net...              510             0                 0                     510

  Other non-interest expense.......................           10,043           326               (67)                 10,302

  Income tax expense (benefit).....................            2,956          (207)                0                   2,749
  Net income.......................................            5,383         5,312            (5,380)                  5,315

  Goodwill.........................................            3,801             0                 0                   3,801

  Total assets.....................................          981,979        87,156           (83,473)                985,662

ITEM 2:

                               HMN FINANCIAL, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

This quarterly report and other reports filed with the Securities and Exchange Commission may contain "forward-looking" statements that deal with future results, plans or performance. When used in this Form 10-Q, the words "anticipates", "believes", "estimates", "expects", "intends" and similar expressions, as they relate to the Company, the Bank and its management, are intended to identify such forward-looking statements. In addition, the Company's management may make such statements orally to the media, or to securities analysts, investors or others. Forward looking statements deal with matters that do not relate strictly to historical facts. The Company's future results may differ materially from historical performance and forward-looking statements about the Company's expected financial results or other plans are subject to a number of risks and uncertainties. These include but are not limited to possible legislative changes and adverse economic, business and competitive developments such as shrinking interest margins; deposit outflows; reduced demand for financial services and loan products; changes in accounting policies and guidelines, or monetary and fiscal policies of the federal government or tax laws; changes in credit and other risks posed by the Company's loan and investment portfolios; technological, computer-related or operational difficulties; adverse changes in securities markets; results of litigation or other significant uncertainties. For additional discussion of the risks and uncertainties applicable to the Company, see Item 1A. "Risk Factors" of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

GENERAL

The earnings of the Company are primarily dependent on the Bank's net interest income, which is the difference between interest earned on its loans and investments, and the interest paid on interest-bearing liabilities such as deposits and Federal Home Loan Bank (FHLB) advances. The difference between the average rate of interest earned on assets and the average rate paid on liabilities is the "interest rate spread". Net interest income is produced when interest-earning assets equal or exceed interest-bearing liabilities and there is a positive interest rate spread. The Company's interest rate spread has been enhanced by the increased level of commercial loans placed in portfolio and the increased amount of lower rate deposits. Net interest income and net interest rate spread are affected by changes in interest rates, the volume and the mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. The Company's net income is also affected by the generation of non-interest income, which consists primarily of gains or losses from the sale of securities, gains from the sale of loans, and the generation of fees and service charges on deposit accounts. The Bank incurs expenses in addition to interest expense in the form of salaries and benefits, occupancy expenses, provisions for loan losses and amortization expense on mortgage servicing assets.

The earnings of financial institutions, such as the Bank, are significantly affected by prevailing economic and competitive conditions, particularly changes in interest rates, government monetary and fiscal policies, and regulations of various regulatory authorities. Lending activities are influenced by the demand for and supply of single family and commercial properties, competition among lenders, the level of interest rates and the availability of funds. Commercial real estate loan activity was down in the first six months of 2006 when compared to the same period of 2005 due to increased rate competition on long term fixed rate loans and we expect this trend to continue. Deposit flows and costs of deposits are influenced by prevailing market rates of interest on competing investments, account maturities and the levels of personal income and savings. The interest rates charged by the FHLB on advances to the Bank also have a significant impact on the Bank's overall cost of funds.

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

NET INCOME

The Company's net income was $2.9 million for the second quarter of 2006, up $444,000, or 17.8%, over net income of $2.5 million for the second quarter of 2005. Basic earnings per share for the second quarter of 2006 were $0.77, up $0.12, or 18.5%, from $0.65 for the second quarter of 2005. Diluted earnings per common share for the second quarter of 2006 were $0.73, up $0.11, or 17.7%, from $0.62 for the second quarter of 2005.

Net income was $5.7 million for the six month period ended June 30, 2006, an increase of $369,000, or 6.9%, compared to $5.3 million for the six month period ended June 30, 2005. Basic earnings per share were $1.48, up $.09, or 6.5%, from $1.39 for the same six month period in 2005. Diluted earnings per share for the six month period in 2006 were $1.41, up $0.08, or 6.0%, from $1.33 for the same period in 2005.

NET INTEREST INCOME

Net interest income was $9.7 million for the second quarter of 2006, an increase of $1.0 million, or 11.5%, compared to $8.7 million for the second quarter of 2005. Interest income was $17.0 million for the second quarter of 2006, an increase of $2.2 million, or 15.2%, from $14.8 million for the same period in 2005. Interest income increased because of an increase in the average interest rates earned on loans and investments. Interest rates increased primarily because of the 200 basis point increase in the prime interest rate between the periods. Increases in the prime rate, which is the rate that banks charge their prime business customers, generally increase the rates on adjustable rate consumer and commercial loans in the portfolio and on new loans originated. Adjustable rate loans continue to represent a substantial portion of the Company's consumer and commercial loan portfolio. The increase in interest income due to increased rates was partially offset by a $37 million decrease in the average outstanding loan portfolio balances between the periods. The reduction in loan growth was the result of management's decision not to pursue long-term, low fixed-rate commercial loans in an environment of rising short-term interest rates. The average yield earned on interest-earning assets was 7.11% for the second quarter of 2006, an increase of 86 basis points from the 6.25% average yield for the second quarter of 2005.

Interest expense was $7.3 million for the second quarter of 2006, an increase of $1.3 million, or 20.5%, compared to $6.0 million for the second quarter of 2005. Interest expense increased because of the higher interest rates paid on deposits which were caused by the 200 basis point increase in the federal funds rate between the periods. Increases in the federal funds rate, which is the rate that banks charge other banks for short term loans, generally increase the rates banks pay for deposits. The average interest rate paid on interest-bearing liabilities was 3.23% for the second quarter of 2006, an increase of 53 basis points from the 2.70% average interest rate paid in the second quarter of 2005.

Net interest margin (net interest income divided by average interest earning assets) for the second quarter of 2006 was 4.08%, an increase of 38 basis points, compared to 3.70% for the second quarter of 2005.

Net interest income was $19.1 million for the first six months of 2006, an increase of $1.7 million, or 9.9%, from $17.4 million for the same period in 2005. Interest income was $33.0 million for the six month period ended June 30, 2006, an increase of $4.0 million, or 13.9%, from $29.0 million for the same six month period in 2005. Interest income increased because of an increase in the average interest rates earned on loans and investments. Interest rates increased primarily because of the 200 basis point increase in the prime interest rate between the periods. The increase in interest income due to increased rates was partially offset by a $30 million decrease in the average outstanding loan portfolio balance between the periods. The reduction in loan growth was the result of management's decision not to pursue long-term, low fixed-rate commercial loans in an environment of rising short-term interest rates. The average yield earned on interest-earning assets was 7.05% for the first six months of 2006, an increase of 82 basis points from the 6.23% average yield for the first six months of 2005.

Interest expense was $13.9 million for the first six months of 2006, an increase of $2.3 million, or 19.9%, compared to $11.6 million for the first six months of 2005. Interest expense increased because of the higher interest rates paid on deposits which were caused by the 200 basis point increase in the federal funds rate between the periods. The average interest rate paid on interest-bearing liabilities was 3.15% for the first six months of 2006, an increase of 52 basis points from the 2.63% average interest rate paid in the first six months of 2005.

Net interest margin (net interest income divided by average interest earning assets) for the first six months of 2006 was 4.09%, an increase of 34 basis points, compared to 3.75% for the first six months of 2005.

PROVISION FOR LOAN LOSSES

The provision for loan losses is recorded to bring the allowance for loan losses to a level deemed appropriate by management based on factors disclosed in the critical accounting policies previously discussed. The provision for loan losses was $980,000 for the second quarter of 2006, an increase of $73,000, or 8.0%, from $907,000 for the second quarter of 2005. The provision for loan losses was $1.5 million for the first six months of 2006 and for the same six month period in 2005. The provision for loan losses increased during the second quarter primarily because $10.0 million of related commercial real estate loans that were downgraded and classified as non-accruing during the second quarter of 2006. The increase in the provision related to the commercial loan risk rating downgrades was partially offset by a decrease in the provision related to the $11 million reduction in the commercial loan portfolio in the second quarter of 2006 compared to the $12 million in growth that was experienced in the second quarter of 2005.

A reconciliation of the Company's allowance for loan losses is summarized as follows:

(in thousands)            2006         2005
                        --------      ------
Balance at January 1,   $  8,778       8,996
Provision                  1,495       1,543
Charge offs                 (109)       (352)
Recoveries                    52          36
                        --------      ------
Balance at June 30,     $ 10,216      10,223
                        ========      ======

NON-INTEREST INCOME

Non-interest income was $1.8 million for the second quarter of 2006, an increase of $191,000, or 12.2%, from $1.6 million for the same period in 2005. Fees and service charges increased $110,000 between the periods primarily because of increased retail deposit account activity and fees. Security gains increased $48,000 due to increased security sales. Gain on sale of loans decreased $22,000 between the periods due to a decrease in the number of single-family mortgage loans sold and a decrease in the profit margins realized on the loans that were sold. Competition in the single-family loan origination market has increased as the overall market has slowed and profit margins have been lowered in order to remain competitive and maintain origination volumes. Other non-interest income increased $59,000 primarily because of increased revenues from the sale of uninsured investment products.

Non-interest income was $3.3 million for the first six months of 2006, an increase of $251,000, or 8.4%, from $3.0 million for the same period in 2005. Fees and service charges increased $223,000 between the periods primarily because of increased retail deposit account activity and fees. Security gains increased $48,000 due to increased security sales. Gain on sale of loans decreased $69,000 between the periods due to a decrease in the number of single-family mortgage loans sold and a decrease in the profit margins realized on the loans that were sold. Other non-interest income increased $42,000 primarily because of increased revenues from the sale of uninsured investment products.

NON-INTEREST EXPENSE

Non-interest expense was $5.8 million for the second quarter of 2006, an increase of $242,000, or 4.4%, from $5.6 million for the same period of 2005. Compensation expense increased $333,000 primarily because of annual payroll increases and increased pension costs. Occupancy expense increased $62,000 due primarily to additional costs associated with new branch and loan origination offices opened in Rochester in the first quarter of 2006. Data processing costs increased $42,000 due to increases in internet and other banking services provided by the Bank's third party processor between the periods. Other non-interest expense decreased $152,000 primarily because of decreased mortgage loan expenses and professional fees incurred during the second quarter of 2006.

Non-interest expense was $11.7 million for the first six months of 2006, an increase of $891,000, or 8.2%, from $10.8 million for the same period of 2005. Compensation expense increased $818,000 primarily because of annual payroll increases and increased pension costs. Occupancy expense increased $167,000 due primarily to costs associated with additional corporate office facilities occupied in the first quarter of 2005 and the new branch and loan origination offices opened in Rochester in the first quarter of 2006. Data processing costs increased $93,000 due to increases in internet and other banking services provided by the Bank's third party processor between the periods. Other non-interest expense decreased $172,000 primarily because of a decrease in mortgage loan expenses and professional fees.

INCOME TAX EXPENSE

Income tax expense was $1.8 million for the second quarter of 2006, an increase of $436,000, compared to $1.4 million for the second quarter of 2005. Income tax expense was $3.5 million, an increase of $760,000, or 27.6%, compared to $2.7 million for the first six months of 2005. Income tax expense increased between the periods due to an increase in taxable income and an effective tax rate that increased from 34.1% for the first six months of 2005 to 38.2% for the first six months of 2006. The increase in the effective tax rate was primarily the result of state tax law changes that were enacted in the third quarter of 2005. In the first six months of 2005, the Company had a Real Estate Investment Trust (REIT) and related company that acquired and held mortgage assets and other authorized investments to generate income. The tax laws relating to these entities were changed, retroactively to January 1, 2005, in the third quarter of 2005. The changes reduced the tax benefits of a REIT and a tax adjustment was recorded in the third quarter of 2005 to account for the increase in tax for the first two quarters of 2005. Because of this adjustment, quarterly tax expense for the first three quarters of 2006 will not be comparable to the tax expense for same periods in 2005.

NON-PERFORMING ASSETS

The following table sets forth the amounts and categories of non-performing assets in the Bank's portfolio at June 30, 2006 and December 31, 2005.

                                                        June 30,   December 31,
(Dollars in thousands)                                    2006         2005
-----------------------                                ---------   ------------
Non-Accruing Loans:
   One-to-four family real estate                      $     315          626
   Commercial real estate                                 10,921          948
   Consumer                                                  258          496
   Commercial business                                       309          259
                                                       ---------     --------
   Total                                                  11,803        2,329
                                                       ---------     --------
Accruing Loans Delinquent 90 Days or More:
   One-to-four family real estate                            515            0
Other assets                                                  72          178
Foreclosed and Repossessed Assets:
   One-to-four family real estate                            351          565
   Commercial real estate                                    750          750
   Consumer                                                    0           61
                                                       ---------     --------
   Total non-performing assets                         $  13,491     $  3,883
                                                       =========     ========
Total as a percentage of total assets                       1.34%        0.39%
                                                       =========     ========
Total non-performing loans                             $  12,318     $  2,329
                                                       =========     ========
Total as a percentage of total loans receivable, net        1.62%        0.30%
                                                       =========     ========
Allowance for loan loss to non-performing loans            82.93%      376.88%
                                                       =========     ========

Total non-performing assets were $13.5 million at June 30, 2006, an increase of $9.6 million from $3.9 million at December 31, 2005. Non-performing loans increased $10.0 million, foreclosed and repossessed assets decreased $275,000 and other non-performing assets decreased $106,000 during the period.

DIVIDENDS

On July 25, 2006 the Company declared a cash dividend of $0.25 per share, payable on September 8, 2006 to shareholders of record on August 25, 2006.

The Company has declared and paid dividends during 2006 as follows:

     Record date         Pay date        Dividend per share   Dividend Payout Ratio
     -----------       -------------     ------------------   ---------------------
  February 17, 2006    March 7, 2006             $0.24                27.59%
    May 19, 2006       June 7, 2006              $0.24                35.29%

The annualized dividend payout ratio for the past four quarters, ending with the September 8, 2006 payment will be 34.04%.

The declaration of dividends is subject to, among other things, the Company's financial condition and results of operations, the Bank's compliance with its regulatory capital requirements, tax considerations, industry standards, economic conditions, regulatory restrictions, general business practices and other factors.

LIQUIDITY

For the six months ended June 30, 2006 the net cash provided by operating activities was $2.2 million. The Company collected $55.5 million from the maturities of securities, $3.0 million from the sale of securities and $371,000 from principal repayments on securities. It purchased securities available for sale of $83.5 million and premises and equipment of $1.0 million. Net loans receivable decreased $25.8 million due to decreased commercial loan production. The Company had a net increase in deposit balances of $16.6 million and received $1.0 million in Federal Reserve advance proceeds. It paid out $1.0 million on Federal Reserve advances and $259,000 on customer escrows. The Company received $81,000 related to the exercise of HMN stock options, paid $1.9 million in dividends to its shareholders and paid $1.5 million to purchase treasury stock.

The Company has certificates of deposits with outstanding balances of $237.2 million that come due over the next 12 months. Based upon past experience management anticipates that the majority of the deposits will renew for another term. The Company believes that deposits that do not renew will be replaced with deposits from other customers or brokers. FHLB advances or proceeds from the sale of securities could also be used to replace unanticipated outflows of deposits.

The Company has $110.9 million of FHLB advances which mature beyond June 30, 2007 but have call features that can be exercised by the FHLB during the next 12 months. The Company also has $40.0 million of FHLB advances that will mature during the next 12 months. As the advances mature or if the call features are exercised, the Company has the option of requesting any advance otherwise available to it pursuant to the Credit Policy of the FHLB.

MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its investing, lending and deposit activities. Management actively monitors and manages its interest rate risk exposure.

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

The Company utilizes a model that uses the discounted cash flows from its interest-earning assets and its interest-bearing liabilities to calculate the current market value of those assets and liabilities. The model also calculates the changes in market value of the interest-earning assets and interest-bearing liabilities due to different interest rate changes. The Company believes that over the next twelve months interest rates could fluctuate in a range of 200 basis points up or down from where the rates were at June 30, 2006. The following table discloses the projected changes in market value to the Company's interest-earning assets and interest-bearing liabilities based upon incremental 100 basis point changes in interest rates from interest rates in effect on June 30, 2006.

Other than trading portfolio                                               Market Value
                                              ---------------------------------------------------------------------------
(Dollars in thousands)
Basis point change in interest rates              -200            -100             0             +100            +200
------------------------------------          -----------     -----------    ------------    ------------    ------------
Total market risk sensitive assets            $ 1,020,125       1,013,372       1,003,877        992,286         979,285

Total market risk sensitive liabilities           886,687         874,243         864,652        856,617         849,364

Off-balance sheet financial instruments              (443)           (205)              0            424             808
                                              -----------       ---------       ---------        -------         -------
Net market risk                               $   133,881         139,334         139,225        135,245         129,113
                                              ===========       =========       =========        =======         =======
Percentage change from current market value         (3.84)%         (0.08)%          0.00%         (2.86)%         (7.26)%
                                              ===========       =========       =========        =======         =======

The preceding table was prepared utilizing the following assumptions (the Model Assumptions) regarding prepayment and decay ratios that were determined by management based upon their review of historical prepayment speeds and future prepayment projections. Fixed rate loans were assumed to prepay at annual rates from 7% to 76%, depending on the note rate and the period to maturity. Adjustable rate mortgages (ARMs) were assumed to prepay at annual rates of between 11% and 31%, depending on the note rate and the period to maturity. Growing Equity Mortgage loans were assumed to prepay at annual rates of between 6% and 48% depending on the note rate and the period to maturity. Mortgage-backed securities and Collateralized Mortgage Obligations (CMOs) were projected to have prepayments based upon the underlying collateral securing the instrument and the related cash flow priority of the CMO tranche owned. Certificate accounts were assumed not to be withdrawn until maturity. Passbook accounts were assumed to decay at an annual rate of 20% and money market accounts were assumed to decay at an annual rate of 28%. Non-interest checking accounts were assumed to decay at an annual rate of 33% and NOW accounts were assumed to decay at an annual rate of 14%. FHLB advances were projected to be called at the first call date where the projected interest rate on similar remaining term advances exceeded the interest rate on the callable advance.

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

ASSET/LIABILITY MANAGEMENT

The Company's management reviews the impact that changing interest rates will have on its net interest income projected for the twelve months following June 30, 2006 to determine if its current level of interest rate risk is acceptable. The following table projects the estimated annual impact on net interest income of immediate interest rate changes called rate shocks.

                              Projected
                              Change in
                             Rate Shock          Net Interest       Percentage
(Dollars in thousands)     in Basis Points          Income            Change
                           ---------------          ------            ------
                                  +200                 432               1.06%
                                  +100                 371               0.91%
                                     0                   0               0.00%
                                  -100                (685)             (1.68)%
                                  -200              (1,889)             (4.64)%

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

In order to manage its exposure to changes in interest rates, management closely monitors interest rate risk. The Bank has an Asset/Liability Committee which meets frequently to discuss changes in the interest rate risk position and projected profitability. The Committee makes adjustments to the asset/liability position of the Bank which are reviewed by the Board of Directors of the Bank. This Committee also reviews the Bank's portfolio, formulates investment strategies and oversees the timing and implementation of transactions to assure attainment of the Board's objectives in the most effective manner. In addition, each quarter the Board reviews the Bank's asset/liability position, including simulations of the effect on the Bank's capital of various interest rate scenarios.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Incorporated by reference to Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk."

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

                               HMN FINANCIAL, INC.
                           PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

            None.

ITEM 1A. Risk Factors

      There have been no material changes in the risk factors disclosed in the Company's December 31, 2005 Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

      (a) and (b) Not applicable
      (c) Information Regarding Share Repurchases

                                  (a) Total                          (c) Total Number of         (d) Maximum Number
                                  Number of                          Shares Purchased as Part    of Shares that May Yet
                                  Shares        (b) Average Price    of Publicly Announced       Be Purchased Under the Plans
Period                            Purchased     Paid per Share       Plans or Programs           or Programs
------                           -----------    -----------------    ------------------------    ----------------------------
April 1 through April 30, 2006      15,000              $33.55                   15,000                   172,000
May 1 through May 31, 2006               0                0.00                        0                   172,000
June 1 through June 30, 2006        20,000               34.28                   20,000                   152,000
                                    ------              ------                   ------
Total                               35,000              $33.97                   35,000
                                    ======              ======                   ======

(1) On July 26, 2005 the Board of Directors extended the existing repurchase program for 197,000 shares of the Company's common stock until February 25, 2007.

ITEM 3. Defaults Upon Senior Securities.

      Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders.

      The Annual Meeting of Stockholders of the Company was held on April 25, 2006 at 10:00 a.m.

      The following is a record of the votes cast in the election of directors of the Company:

            Term expiring in 2009:

                                      For                       Withhold
                                      ---                       --------
Michael McNeil                     3,908,635                     34,798
Duane Benson                       3,915,668                     27,765
Mahlon Schneider                   3,907,984                     35,449

Accordingly the individuals named above were duly elected directors of the Company for terms to expire as stated above.

The following directors have terms of office that expire at dates following the 2006 annual meeting and continued in office:

    Director                                                  Term of Office Expires
    --------                                                  ----------------------
 Michael Fogarty                                                       2007
  Susan Kolling                                                        2007
Malcolm McDonald                                                       2007
  Allan DeBoer                                                         2008
 Timothy Geisler                                                       2008
   Karen Himle                                                         2008

The following is a record of the votes cast in respect of the proposal to ratify the appointment of KPMG LLP as the Company's independent auditors for the fiscal year ending December 31, 2006.

                                 NUMBER                        PERCENTAGE OF
                                OF VOTES                    VOTES ACTUALLY CAST
                               ---------                    -------------------
FOR                            3,910,443                            99.16%

AGAINST                           19,024                             0.48%

ABSTAIN                           13,966                             0.35%

BROKER NON-VOTE                        0                             0.00%

Accordingly, the proposal described above was declared to be duly adopted by the stockholders of the Company.

ITEM 5. Other Information.

      None.

ITEM 6. Exhibits.

            See Index to Exhibits on page 25 of this report

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    HMN FINANCIAL, INC.
                                    Registrant

Date: August 2, 2006                By:   /s/ Michael McNeil
                                          --------------------------------------
                                          Michael McNeil,
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)
                                          (Duly Authorized Representative)

Date: August 2, 2006                By:   /s/ Jon Eberle
                                          --------------------------------------
                                          Jon Eberle,
                                          Chief Financial Officer
                                          (Principal Financial Officer)

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