Form 10-Q
period 2006-09-30
HMN FINANCIAL INC
filed 2006-11-03
CIK 921183

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) FOR THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________ to _________

                         Commission File Number 0-24100

                               HMN FINANCIAL, INC.
             (Exact name of Registrant as specified in its Charter)

                Delaware                                  41-1777397
-------------------------------------------    ---------------------------------
   (State or other jurisdiction of              (I.R.S. Employer Identification
   incorporation or organization)                          Number)

1016 Civic Center Drive N.W., Rochester, MN                55901
-------------------------------------------    ---------------------------------
 (Address of principal executive offices)                (ZIP Code)

 Registrant's telephone number, including
                area code:                            (507) 535-1200
                                               ---------------------------------

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
     Yes [ ]      No  [X]

Indicate the number of shares outstanding of each of the issuer's common stock as of the latest practicable date.

            Class                             Outstanding at October 23, 2006
-----------------------------                 -------------------------------
Common stock, $0.01 par value                            4,344,430

================================================================================

                               HMN FINANCIAL, INC.

                                    CONTENTS

                                                                                         Page
                                                                                        -----
PART I - FINANCIAL INFORMATION

    Item 1: Financial Statements (unaudited)

             Consolidated Balance Sheets at
             September 30, 2006 and December 31, 2005................................       3

             Consolidated Statements of Income for the
             Three Months Ended and Nine Months Ended September 30, 2006 and 2005....       4

             Consolidated Statement of Stockholders' Equity and Comprehensive
             Income for the Nine Month Period Ended September 30, 2006...............       5

             Consolidated Statements of Cash Flows for
             the Nine Months Ended September 30, 2006 and 2005.......................       6

             Notes to Consolidated Financial Statements..............................    7-14

    Item 2:  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.....................................  15-24

    Item 3:  Quantitative and Qualitative Disclosures about Market Risk...............     24

    Item 4:  Controls and Procedures..................................................     24

PART II - OTHER INFORMATION

    Item 1:  Legal Proceedings....................................................         25

    Item 1A: Risk Factors      ......................................................      25

    Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds..............     25

    Item 3:  Defaults Upon Senior Securities..........................................     25

    Item 4:  Submission of Matters to a Vote of Security Holders......................     25

    Item 5:  Other Information........................................................     25

    Item 6:  Exhibits.................................................................     25

    Signatures  .....................................................................      26

PART I - FINANCIAL STATEMENTS
Item 1:  Financial Statements

                      HMN FINANCIAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                      September 30,   December 31,
                                                                          2006           2005
                                                                       (unaudited)
                                                                      -------------   ------------
                                 ASSETS

Cash and cash equivalents..........................................   $  71,239,159     47,268,795
Securities available for sale:
   Mortgage-backed and related securities
    (amortized cost $6,806,874 and $7,428,504).....................       6,220,609      6,879,756
   Other marketable securities
     (amortized cost $139,850,065 and $113,749,841)................     139,787,337    112,778,813
                                                                      -------------   ------------
                                                                        146,007,946    119,658,569
                                                                      -------------   ------------

Loans held for sale................................................       4,216,500      1,435,141
Loans receivable, net..............................................     729,381,119    785,678,461
Accrued interest receivable........................................       4,659,303      4,460,014
Real estate, net...................................................       1,033,111      1,214,621
Federal Home Loan Bank stock, at cost..............................       7,955,700      8,364,600
Mortgage servicing rights, net.....................................       2,139,158      2,653,635
Premises and equipment, net........................................      11,674,555     11,941,863
Investment in limited partnerships.................................         118,989        141,048
Goodwill...........................................................       3,800,938      3,800,938
Core deposit intangible............................................         134,367        219,760
Prepaid expenses and other assets..................................       6,697,618      1,854,948
Deferred tax asset.................................................       2,199,400      2,544,400
                                                                      -------------   ------------
    Total assets...................................................   $ 991,257,863    991,236,793
                                                                      =============   ============

              LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits...........................................................   $ 741,617,758    731,536,560
Federal Home Loan Bank advances....................................     150,900,000    160,900,000
Accrued interest payable...........................................       1,434,822      2,085,573
Customer escrows...................................................       1,090,363      1,038,575
Accrued expenses and other liabilities.............................       4,150,742      4,947,816
                                                                      -------------   ------------
    Total liabilities..............................................     899,193,685    900,508,524
                                                                      -------------   ------------
Commitments and contingencies
Stockholders' equity:
    Serial preferred stock: ($.01 par value)
     authorized 500,000 shares; issued and outstanding none........               0              0
    Common stock ($.01 par value):
     authorized 11,000,000; issued shares 9,128,662................          91,287         91,287
Additional paid-in capital.........................................      57,786,780     58,011,099
Retained earnings, subject to certain restrictions.................     101,911,810     98,951,777
Accumulated other comprehensive loss...............................        (391,792)      (917,577)
Unearned employee stock ownership plan shares......................      (4,205,988)    (4,350,999)
Unearned compensation restricted stock awards......................               0       (182,521)
Treasury stock, at cost 4,785,198 and 4,721,402 shares.............     (63,127,919)   (60,874,797)
                                                                      -------------   ------------
    Total stockholders' equity.....................................      92,064,178     90,728,269
                                                                      -------------   ------------
Total liabilities and stockholders' equity.........................   $ 991,257,863    991,236,793
                                                                      =============   ============

See accompanying notes to consolidated financial statements.

                      HMN FINANCIAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                   (unaudited)

                                                        Three Months Ended            Nine Months Ended
                                                           September 30,                 September 30,
                                                        2006           2005          2006          2005
                                                     -----------    ----------    ----------    -----------
Interest income:
     Loans receivable.............................   $14,962,250    14,385,320    44,746,541     41,487,679
     Securities available for sale:
         Mortgage-backed and related..............        66,408        78,645       205,839        252,701
         Other marketable.........................     1,511,616       645,871     3,723,794      1,941,809
     Cash equivalents.............................       545,550       114,872     1,254,410        342,812
     Other........................................        89,337        13,525       238,142        182,285
                                                     -----------    ----------    ----------    -----------
         Total interest income....................    17,175,161    15,238,233    50,168,726     44,207,286
                                                     -----------    ----------    ----------    -----------

Interest expense:
     Deposits.....................................     5,813,416     4,456,305    16,197,525     12,358,727
     Federal Home Loan Bank advances..............     1,659,472     1,836,269     5,130,207      5,485,461
                                                     -----------    ----------    ----------    -----------
         Total interest expense...................     7,472,888     6,292,574    21,327,732     17,844,188
                                                     -----------    ----------    ----------    -----------
         Net interest income......................     9,702,273     8,945,659    28,840,994     26,363,098
Provision for loan losses.........................     6,026,000       952,000     7,521,000      2,495,000
                                                     -----------    ----------    ----------    -----------
         Net interest income after provision
          for loan losses.........................     3,676,273     7,993,659    21,319,994     23,868,098
                                                     -----------    ----------    ----------    -----------

Non-interest income:
     Fees and service charges.....................       820,075       706,337     2,330,661      1,994,291
     Mortgage servicing fees......................       291,157       305,417       896,091        901,760
     Securities gains, net........................             0             0        48,122              0
     Gain on sales of loans.......................       481,209       624,947     1,029,794      1,242,436
     Losses in limited partnerships...............        (6,500)       (6,500)      (22,059)       (20,710)
     Other........................................       149,479        90,957       705,106        604,711
                                                     -----------    ----------    ----------    -----------
        Total non-interest income.................     1,735,420     1,721,158     4,987,715      4,722,488
                                                     -----------    ----------    ----------    -----------

Non-interest expense:
     Compensation and benefits....................     2,706,431     2,781,366     9,083,004      8,340,048
     Occupancy....................................     1,130,755     1,042,417     3,334,439      3,079,131
     Deposit insurance premiums...................        23,348        34,679        79,337         97,204
     Advertising..................................       108,013       101,775       346,172        291,448
     Data processing..............................       306,542       278,880       882,300        761,719
      Amortization of mortgage servicing rights,         208,202       256,763       661,293        766,885
      net Other...................................       956,490     1,053,536     2,756,276      3,025,033
                                                     -----------    ----------    ----------    -----------
         Total non-interest expense...............     5,439,781     5,549,416    17,142,821     16,361,468
                                                     -----------    ----------    ----------    -----------
         Income (loss) before income tax                 (28,088)    4,165,401     9,164,888     12,229,118
          (benefit)expense........................
Income tax (benefit) expense......................      (101,600)    1,889,000     3,407,600      4,638,200
                                                     -----------    ----------    ----------    -----------
         Net income...............................   $    73,512     2,276,401     5,757,288      7,590,918
                                                     ===========    ==========    ==========    ===========
Basic earnings per share..........................   $      0.02          0.59          1.50           1.98
                                                     ===========    ==========    ==========    ===========
Diluted earnings per share........................   $      0.02          0.57          1.43           1.89
                                                     ===========    ==========    ==========    ===========

See accompanying notes to consolidated financial statements.

                      HMN FINANCIAL, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
               FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2006
                                   (unaudited)

                                                                                  Unearned
                                                                    Accumulated   Employee
                                                                       Other        Stock       Unearned                    Total
                                             Additional               Compreh-    Ownership   Compensation                  Stock-
                                     Common    Paid-in   Retained      ensive        Plan      Restricted     Treasury     Holders'
                                     Stock     Capital   Earnings   Income (Loss)   Shares    Stock Awards     Stock       Equity
                                    -------  ---------- ----------- ------------- ----------  ------------  -----------   ---------
Balance, December 31, 2005          $91,287  58,011,099  98,951,777     (917,577) (4,350,999)     (182,521) (60,874,797) 90,728,269
  Net income                                              5,757,288                                                       5,757,288
  Other comprehensive income,
  net of tax:
    Change in net unrealized
      gains on securities
      available for sale                                                 525,785                                            525,785
                                                                                                                         ----------
  Total comprehensive income                                                                                              6,283,073
  Purchase of treasury stock                                                                                 (2,953,850) (2,953,850)
  Employee stock options
      exercised                                (225,832)                                                        363,535     137,703
  Tax benefits of exercised
    stock options                                47,648                                                                      47,648

  Unearned compensation restricted
stock awards                                   (337,193)                                                        337,193           0
  Stock option compensation expense              48,317                                                          48,317
  Reclassification for FAS 123R
   adoption                                    (182,521)                                           182,521                        0
  Amortization of restricted stock
awards                                          140,703                                                                     140,703
  Dividends paid                                         (2,797,255)                                                     (2,797,255)
  Earned employee stock
   ownership plan shares                        284,559                              145,011                                429,570
                                    -------  ---------- -----------  -----------  ----------  ------------  -----------   ---------
Balance, September 30, 2006         $91,287  57,786,780 101,911,810     (391,792) (4,205,988)            0  (63,127,919) 92,064,178
                                    =======  ========== ===========  ===========  ==========  ============  ===========   =========

See accompanying notes to consolidated financial statements.

                      HMN FINANCIAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                      2006            2005
                                                                                 --------------   ------------
Cash flows from operating activities:
   Net income.................................................................   $    5,757,288      7,590,918
   Adjustments to reconcile net income to cash provided by operating activities:
     Provision for loan losses................................................        7,521,000      2,495,000
     Depreciation.............................................................        1,433,281      1,306,622
     Amortization of discounts, net...........................................       (1,189,588)      (501,262)
     Amortization of deferred loan fees.......................................       (1,167,614)      (774,907)
     Amortization of core deposit intangible..................................           85,393         85,393
     Amortization of mortgage servicing rights................................          661,293        766,885
     Capitalized mortgage servicing rights....................................         (146,816)      (353,163)
     Deferred income taxes....................................................                0       (180,400)
     Securities gains, net....................................................          (48,122)             0
     Losses on sales of real estate...........................................           19,058         19,563
     Gain on sales of loans...................................................       (1,029,794)    (1,242,437)
     Proceeds from sales of real estate.......................................          347,457        590,790
     Proceeds from sales of loans held for sale...............................       59,652,131     68,666,440
     Disbursements on loans held for sale.....................................      (58,735,276)   (65,325,644)
     Amortization of restricted stock awards..................................          140,703         71,207
     Amortization of unearned ESOP shares.....................................          145,011        145,011
     Earned employee stock ownership shares priced above original cost........          284,559        257,951
     Stock option compensation................................................           48,317              0
     Increase in accrued interest receivable..................................         (199,289)      (819,264)
     (Decrease) increase in accrued interest payable..........................         (650,751)       828,086
     Equity losses of limited partnerships....................................           22,059         20,710
     (Increase) decrease in other assets......................................       (4,834,150)       771,488
     (Decrease) increase in other liabilities.................................         (779,815)       469,992
     Other, net...............................................................           89,477         52,445
                                                                                 --------------   ------------
       Net cash provided by operating activities..............................        7,425,812     14,941,424
                                                                                 --------------   ------------
Cash flows from investing activities:
   Proceeds from sales of securities available for sale.......................        2,988,122              0
   Principal collected on securities available for sale.......................          617,428      1,648,554
   Proceeds collected on maturities of securities available for sale..........      105,500,000      8,000,000
   Purchases of securities available for sale.................................     (132,998,325)    (4,991,400)
   Purchase of Federal Home Loan Bank stock...................................                0     (1,904,200)
   Redemption of Federal Home Loan Bank stock.................................          408,900      2,387,500
   Net decrease (increase) in loans receivable................................       46,997,713    (38,865,360)
   Purchases of premises and equipment........................................       (1,188,532)    (1,015,189)
                                                                                 --------------   ------------
       Net cash provided (used) by investing activities.......................       22,325,306    (34,740,095)
                                                                                 --------------   ------------
Cash flows from financing activities:
   Increase in deposits.......................................................        9,733,212     16,241,645
   Purchase of treasury stock.................................................       (2,953,850)      (972,000)
   Stock options exercised....................................................          137,703         37,887
   Excess tax benefits from options exercised.................................           47,648         29,907
   Dividends to stockholders..................................................       (2,797,255)    (2,605,530)
   Proceeds from Federal Home Loan Bank advances..............................                0     57,000,000
   Repayment of Federal Home Loan Bank advances...............................      (10,000,000)   (57,000,000)
   Proceeds from Federal Reserve Bank advances................................        1,000,000              0
   Repayment of Federal Reserve Bank advances.................................       (1,000,000)             0
   Decrease in customer escrows...............................................           51,788        231,207
                                                                                 --------------   ------------
       Net cash (used) provided by financing activities.......................       (5,780,754)    12,963,116
                                                                                 --------------   ------------
       Increase (decrease) in cash and cash equivalents.......................       23,970,364     (6,835,555)
Cash and cash equivalents, beginning of period................................       47,268,795     34,298,394
                                                                                 --------------   ------------
Cash and cash equivalents, end of period......................................   $   71,239,159     27,462,839
                                                                                 ==============   ============
Supplemental cash flow disclosures:
   Cash paid for interest.....................................................   $   21,978,483     17,016,102
   Cash paid for income taxes.................................................        6,851,238      5,183,494
Supplemental noncash flow disclosures:
   Transfer of loans to real estate...........................................          251,812     15,951,620

See accompanying notes to consolidated financial statements.

                      HMN FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

                           SEPTEMBER 30, 2006 AND 2005

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

(2) BASIS OF PREPARATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statement of stockholders' equity and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all normal recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The results of operations for the nine-month period ended September 30, 2006 are not necessarily indicative of the results which may be expected for the entire year.

Certain amounts in the consolidated financial statements for prior periods may have been reclassified to conform with the current period presentation.

(3) NEW ACCOUNTING STANDARDS

As of January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (FAS 123R) which requires companies to recognize in compensation expense the grant-date fair value of stock awards issued. The Company adopted FAS 123R using the modified prospective transition method. In accordance with the modified prospective transition method, the Company's Consolidated Financial Statements for prior periods have not been restated to reflect the impact of FAS 123R. As a result of applying FAS 123R, the Company recognized share-based compensation expense of $48,317 for the nine months ended September 30, 2006 (for additional information see Note 12).

In March 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 156, Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140. Effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006, an entity is required to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset. SFAS No. 156 requires that all separately recognized servicing assets and liabilities be initially measured at fair value and permits, but does not require, the subsequent measurement of servicing assets and liabilities at fair value. It also permits a one-time reclassification, at the time of initial adoption, of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value. Separate presentation of servicing assets and liabilities subsequently measured at fair value are required to be disclosed in the statement of financial position. The impact of adopting SFAS No. 156 on January 1, 2007 is not anticipated to have a material impact on the Company's financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 requires companies to recognize in their financial statements the impact of a tax position, taken or expected to be taken, if it is more likely than not that the position will be sustained on audit based on the technical merits of the position. The provisions of FIN 48 are effective as of January 1, 2007 and are not anticipated to have a material impact on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about the use of fair value to measure assets and liabilities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The impact of adopting SFAS No. 157 on January 1, 2008 is not anticipated to have a material impact on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. Since the Company's only defined benefit pension plan is a multiemployer plan, the requirements of this statement do not apply and therefore it is not anticipated that the Statement will have a material impact on the Company's financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for years ending on or after November 15, 2006. The Company does not anticipate that the application of SAB 108 will have a material impact on its financial statements.

(4) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company has commitments outstanding to extend credit that had not closed prior to the end of the quarter that it intends to sell after the loans are closed. These commitments are referred to as its mortgage pipeline. As commitments to originate loans enter the mortgage pipeline, the Company generally enters into commitments to sell the mortgage pipeline into the secondary market on a firm commitment or best efforts basis. The commitments to originate, purchase or sell loans on a firm commitment basis are derivatives. As a result of marking to market the mortgage pipeline and the related firm commitments to sell for the period ended September 30, 2006, the Company recorded an increase in other assets of $7,945, a decrease in other liabilities of $17,259 and a gain included in the gain on sales of loans of $25,203.

The current commitments to sell loans held for sale are derivatives that do not qualify for hedge accounting. As a result, these derivatives are marked to market and the related loans held for sale are recorded at the lower of cost or market. The Company recorded a decrease in loans held for sale of $5,858 and an increase in other assets of $5,858 due to the mark to market adjustment on the commitments to sell loans held for sale.

(5) COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity during a period from transactions and other events from nonowner sources. Comprehensive income is the total of net income and other comprehensive income, which for the Company is comprised of unrealized gains and losses on securities available for sale. The components of other comprehensive income and the related tax effects were as follows:

                                                    For the three months ended September 30,
                                  -----------------------------------------------------------------------------
                                                  2006                                    2005
                                  -------------------------------------   -------------------------------------
(Dollars in thousands)            Before tax   Tax effect    Net of tax   Before tax    Tax effect   Net of tax
------------------------------    ----------   ----------    ----------   ----------    ----------   ----------
Securities available for sale:
Gross unrealized gains
 (losses) arising during
 the period                       $      801          317           484         (200)         (133)         (67)
Reclassification of net
 gains included in net income              0            0             0            0             0            0
                                  ----------   ----------    ----------   ----------    ----------   ----------
Net unrealized gains
 (losses) arising
 during the period                       801          317           484         (200)         (133)         (67)
                                  ----------   ----------    ----------   ----------    ----------   ----------
Other comprehensive income
 (loss)                           $      801          317           484         (200)         (133)         (67)
                                  ==========   ==========    ==========   ==========    ==========   ==========

                                                    For the three months ended September 30,
                                  -----------------------------------------------------------------------------
                                                  2006                                    2005
                                  -------------------------------------   -------------------------------------
(Dollars in thousands)            Before tax   Tax effect    Net of tax   Before tax    Tax effect   Net of tax
                                  ----------   ----------    ----------   ----------    ----------   ----------
Securities available for sale:
Gross unrealized gains
 (losses) arising during
 the period                       $      919          362           557         (573)         (265)        (308)
Reclassification of net
 gains included in income                 48           17            31            0             0            0
                                  ----------   ----------    ----------   ----------    ----------   ----------
Net unrealized gains
 (losses) arising during
 the period                              871          345           526         (573)         (265)        (308)
                                  ----------   ----------    ----------   ----------    ----------   ----------
Other comprehensive income        $
 (loss)                                  871          345           526         (573)         (265)        (308)
                                  ==========   ==========    ==========   ==========    ==========   ==========

(6) SECURITIES AVAILABLE FOR SALE

The following table shows the gross unrealized losses and fair value for the securities available for sale portfolio, aggregated by investment category and length of time that individual securities have been in a continuous loss position at September 30, 2006.

                                     Less than twelve months                  Twelve months or more                 Total
                              -----------------------------------    -------------------------------------   --------------------
                                 # of        Fair      Unrealized       # of          Fair      Unrealized     Fair    Unrealized
(Dollars in thousands)        Investments    Value       Losses      Investments      Value       Losses       Value     Losses
                              -----------   -------    ----------    -----------    --------   -----------   -------   ----------
Mortgage backed securities:
    FHLMC                          -        $     -             -         2         $  2,591          (346)  $ 2,591         (346)
    FNMA                           -              -             -         3            3,287          (244)    3,287         (244)
Other marketable debt
 securities:
    FNMA                           3         14,760           (10)        1            4,981           (18)   19,741          (28)
    FHLMC                          2          9,842            (2)        2            9,984           (16)   19,826          (18)
    FHLB                           2          9,981           (14)        5           24,863          (139)   34,844         (153)
                              ------        -------    ----------    ------         --------   -----------   -------   ----------
Total temporarily impaired
 securities                        7        $34,583           (26)       13         $ 45,706          (763)  $80,289         (789)
                              ======        =======    ==========    ======         ========   ===========   =======   ==========

These fixed rate investments are temporarily impaired due to changes in interest rates and the Company has the ability and intent to hold to maturity or until the temporary loss is recovered. Mortgage backed securities in the table above had an average remaining life of less than six years and the other marketable securities had an average remaining life of less than one year at September 30, 2006. The Company has reviewed these securities and has concluded that the unrealized losses are temporary and no other-than-temporary impairment has occurred at September 30, 2006.

(7) INVESTMENT IN MORTGAGE SERVICING RIGHTS

A summary of mortgage servicing activity is as follows:

                                                                  Twelve Months
                                                  Nine Months      ended ended    Nine Months ended
(Dollars in thousands)                          Sept. 30, 2006    Dec. 31, 200     Sept. 30, 2005
                                                --------------   ---------------  -----------------
Mortgage servicing rights
  Balance, beginning of period..............    $        2,654             3,231             3,231
  Originations..............................               147               442               353
  Amortization..............................              (662)           (1,019)             (766)
                                                --------------     -------------    --------------
  Balance, end of period....................             2,139             2,654             2,818
                                                --------------     -------------    --------------
  Fair value of mortgage servicing rights...    $        4,233             4,599             4,137
                                                ==============     =============    ==============

All of the loans being serviced were single-family loans serviced for FNMA under the mortgage-backed security program or individual loan sale program. The following is a summary of the risk characteristics of the loans being serviced at September 30, 2006.

                                               Weighted    Weighted
                                     Loan      Average     Average
                                   Principal   Interest   Remaining    Number
(Dollars in thousands)              Balance      Rate       Term      of Loans
--------------------------------   ---------   --------   ---------   --------
Original term 30 year fixed rate   $ 205,545     5.93%       326       1,817
Original term 15 year fixed rate     183,442     5.28%       144       2,441
Adjustable rate                        4,363     5.50%       317          40

(8) INTANGIBLE ASSETS

The gross carrying amount of intangible assets and the associated accumulated amortization at September 30, 2006 is presented in the table below. Amortization expense for intangible assets was $746,686 for the nine-month period ended September 30, 2006.

                                   Gross                    Unamortized
                                  Carrying    Accumulated    Intangible
(Dollars in thousands)             Amount    Amortization      Assets
-------------------------------   --------   ------------   -----------
Amortized intangible assets:
     Mortgage servicing rights    $  4,221         (2,082)        2,139
     Core deposit intangible         1,567         (1,433)          134
                                  --------   ------------   -----------
         Total                    $  5,788         (3,515)        2,273
                                  ========   ============   ===========

The following table indicates the estimated future amortization expense for amortized intangible assets:

                            Mortgage      Core
                           Servicing    Deposit
(Dollars in thousands)      Rights     Intangible   Total
------------------------   ---------   ----------   -----
Year ending December 31,
2006                         $ 107         28        135
2007                           380        106        486
2008                           316          0        316
2009                           262          0        262
2010                           216          0        216

Projections of amortization are based on existing asset balances and the existing interest rate environment as of September 30, 2006. The Company's actual experience may be significantly different depending upon changes in mortgage interest rates and other market conditions.

(9) EARNINGS PER SHARE

The following table reconciles the weighted average shares outstanding and the income available to common shareholders used for basic and diluted EPS:


                                                             Three months ended September 30,  Nine months ended September 30,
                                                             --------------------------------  -------------------------------
                                                                 2006                 2005        2006                  2005
                                                             -----------            ---------  ---------             ---------
Weighted average number of common shares outstanding
   used in basic earnings per common share calculation         3,807,223            3,836,397  3,834,973             3,830,264
Net dilutive effect of:
   Stock options                                                 181,737              170,316    174,474               168,320
   Restricted stock awards                                        12,744                8,172     13,307                 8,064
                                                             -----------            ---------  ---------             ---------
Weighted average number of shares outstanding
   adjusted for effect of dilutive securities                  4,001,704            4,014,885  4,022,754             4,006,648
                                                             ===========            =========  =========             =========

Income available to common shareholders                      $    73,512            2,276,401  5,757,288             7,590,918
Basic earnings per common share                              $      0.02                 0.59       1.50                  1.98
Diluted earnings per common share                            $      0.02                 0.57       1.43                  1.89

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

Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Tier I or Core capital and Risk-based capital (as defined in the regulations) to total assets (as defined). Management believes, as of September 30, 2006, that the Bank meets all capital adequacy requirements to which it is subject.

Management believes that based upon the Bank's capital calculations at September 30, 2006 and other conditions consistent with the Prompt Corrective Actions Provisions of the OTS regulations, the Bank would be categorized as well capitalized.

On September 30, 2006 the Bank's tangible assets and adjusted total assets were $983.4 million and its risk-weighted assets were $778.4 million. The following table presents the Bank's capital amounts and ratios at September 30, 2006 for actual capital, required capital and excess capital including ratios required to qualify as a well capitalized institution under the Prompt Corrective Actions regulations.

                                                                      Required to be                          To Be Well Capitalized
                                                                        Adequately                           Under Prompt Corrective
                                                    Actual              Capitalized        Excess Capital       Action Provisions
                                             --------------------- --------------------  ------------------- -----------------------
                                                        Percent of           Percent of           Percent of             Percent of
(Dollars in thousands)                         Amount   Assets(1)   Amount   Assets (1)   Amount  Assets(1)    Amount    Assets(1)
                                             ---------  ---------- --------  ----------  -------  ---------- ---------  ------------
Bank stockholder's equity..................  $  87,833

Plus:
  Net unrealized loss on certain
   securities available for sale...........        392

Less:

  Goodwill and core deposit intangibles....     (3,935)

  Disallowed assets........................     (1,747)
                                             ---------
Tier I or core capital                          82,543
                                             ---------
  Tier I capital to adjusted total
   assets..................................                8.39%   $ 39,337     4.00%    $43,206     4.39%    $ 49,171     5.00%

Tier I capital to risk-weighted assets.....               10.60%   $ 31,136     4.00%    $51,407     6.60%    $ 46,705     6.00%

Plus:
 Allowable allowance for loan
  losses...................................      8,717
                                             ---------
Risk-based capital.........................  $  91,260             $ 62,273              $28,987              $ 77,841
                                             =========
Risk-based capital to
  risk- weighted assets....................               11.72%                8.00%                3.72%                10.00%


(1) Based upon the Bank's adjusted total assets for the purpose of the tangible and core capital ratios and risk-weighted assets for the purpose of the risk-based capital ratio.

The tangible capital of the Bank was in excess of the minimum 2% required at September 30, 2006 but is not reflected in the table above.

(11) COMMITMENTS AND CONTINGENCIES

The Bank issued standby letters of credit which guarantee the performance of customers to third parties. The outstanding standby letters of credit expire over the next 3 years and totaled approximately $24.5 million at September 30, 2006. The letters of credit were collateralized primarily with commercial real estate mortgages.

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

The Company adopted Statement of Financial Accounting Standards No. 123 (revised
2004), Share-Based Payment (FAS 123R) on January 1, 2006 using the modified prospective transition method. Under the modified prospective transition method, option awards that are granted, modified or settled beginning at the date of adoption are measured and accounted for in accordance with FAS 123R. In addition, expense is recognized in the statement of income for unvested option awards that were granted prior to the date of adoption based on the fair value of the award as determined at the grant date. The consolidated financial statements as of and for the nine months ended September 30, 2006 reflect $48,317 of additional compensation expense as a result of implementing FAS 123R. In accordance with the modified prospective transition method, the Consolidated Financial Statements for prior periods have not been restated. Therefore, the results for the third quarter and first nine months of 2006 are not directly comparable to the same periods in 2005.

Stock option information as of September 30, 2006 is as follows:

                                                                                  Weighted-Average            Aggregate
                                                          Weighted-Average      Remaining Contractual      Intrinsic Value
                                          Options         Exercise Price            Term (years)            (in thousands)
                                         ----------       ----------------      ---------------------      ---------------
Options outstanding at September
  30, 2006                                  339,040           $ 16.536                     5.3                   $ 796
Options exercisable at September
  30, 2006                                  137,600             14.565                     4.0                     465

At September 30, 2006, 154,127 shares were available for issuance under the plan. No stock options were granted and 11,726 options were exercised in the first nine months of 2006.

At September 30, 2006, there was $158,000 in unrecognized compensation cost for stock options granted under the plan. This cost is expected to be recognized over a weighted-average period of 2.75 years.

Prior to January 1, 2006, the Company applied the existing accounting rules under APB Opinion No. 25, which provided that no compensation expense was recorded for options granted at an exercise price equal to the market value of the underlying common stock on the date of the grant. Compensation for restricted stock awards continues to be recorded in accordance with APB Opinion No. 25 and compensation expense is recognized as the restricted stock awards are vested. If the fair value recognition provisions of FAS 123R had been applied to stock-based compensation for the three and nine months ended September 30, 2005, the Company's pro forma net income and earnings per share would have been as follows:

                                          Quarter Ended    Nine Months
                                          September 30,   Ended September
                                             2005            30, 2005
                                          -------------   ---------------
Net income:
  As reported ........................    $   2,276,401       7,590,918
    Deduct:  Total stock-based
      employee compensation
      expense determined
      under fair value based
      method for all awards,
      net of related tax effects......           13,655          33,771
                                          -------------   -------------
  Pro forma ..........................        2,262,746       7,557,147
                                          =============   =============
Earnings per common share:

 As reported:

  Basic ..............................    $        0.59            1.98

  Diluted ............................             0.57            1.89

 Pro forma:

  Basic ..............................             0.59            1.97

  Diluted ............................             0.57            1.89

The Company utilizes the Black-Scholes valuation model to determine the fair value of stock options on the date of grant. The model derives the fair value of stock options based on certain assumptions related to the expected stock price volatility, expected option life, risk-free rate of return and dividend yield of the stock. The expected lives of options granted are estimated based on historical employee exercise behavior. The risk-free rate of return coincides with the expected life of the options and is based on the 10 year Treasury note rate at the time the options are issued. The historical volatility levels of the Company's common stock are used to estimate the stock price volatility. The current dividend yield is used to estimate the expected dividend yield on the stock.

(13) BUSINESS SEGMENTS

The Bank has been identified as a reportable operating segment in accordance with the provisions of SFAS No. 131. SFC and HMN, the holding company, did not meet the quantitative thresholds for a reportable segment and therefore are included in the "Other" category.

The Company evaluates performance and allocates resources based on the segment's net income, return on average assets and equity. Each corporation is managed separately with its own officers and board of directors, some of whom may overlap between the corporations.

The following table sets forth certain information about the reconciliations of reported net income and assets for each of the Company's reportable segments.

                                                       Home Federal                                      Consolidated
(Dollars in thousands)                                 Savings Bank         Other        Eliminations       Total
----------------------                                 ------------       ---------      ------------    ------------
AT OR FOR THE QUARTER ENDED SEPTEMBER 30, 2006:
   Interest income - external customers .............    $  17,165              10               0          17,175
   Non-interest income - external customers .........        1,742               0               0           1,742
   Loss on limited partnerships .....................           (6)              0               0              (6)
   Intersegment interest income .....................            3               0              (3)              0
   Intersegment non-interest income .................           34             223            (257)              0
   Interest expense .................................        7,473               3              (3)          7,473
   Amortization of mortgage servicing rights, net....          208               0               0             208
   Other non-interest expense .......................        5,009             257             (34)          5,232
   Income tax expense (benefit) .....................           (3)            (99)              0            (102)
   Net income .......................................          225              72            (223)             74
   Goodwill .........................................        3,801               0               0           3,801
   Total assets .....................................      986,694          92,742         (88,178)        991,258

AT OR FOR THE QUARTER ENDED SEPTEMBER 30, 2005:
   Interest income - external customers .............    $  15,224              14               0          15,238
   Non-interest income - external customers .........        1,727               0               0           1,727
   Loss on limited partnerships .....................           (6)              0               0              (6)
   Intersegment interest income .....................            0              10             (10)              0
   Intersegment non-interest income .................           34           2,441          (2,475)              0
   Interest expense .................................        6,303               0             (10)          6,293
   Amortization of mortgage servicing rights, net....          257               0               0             257
   Other non-interest expense .......................        5,150             176             (34)          5,292
   Income tax expense ...............................        1,876              13               0           1,889
   Net income .......................................        2,441           2,276          (2,441)          2,276
   Goodwill .........................................        3,801               0               0           3,801
   Total assets .....................................      979,706          88,667         (86,069)        982,304

AT OR FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006:
   Interest income - external customers .............    $  50,083              86               0          50,169
   Non-interest income - external customers .........        5,010               0               0           5,010
   Loss on limited partnerships .....................          (22)              0               0             (22)
   Intersegment interest income .....................            3               0              (3)              0
   Intersegment non-interest income .................          101           6,052          (6,153)              0
   Interest expense .................................       21,328               3              (3)         21,328
   Amortization of mortgage servicing rights, net....          661               0               0             661
   Other non-interest expense .......................       16,007             576            (101)         16,482
   Income tax expense (benefit) .....................        3,603            (195)              0           3,408
   Net income (loss) ................................        6,055           5,754          (6,052)          5,757
   Goodwill .........................................        3,801               0               0           3,801
   Total assets .....................................      986,694          92,742         (88,178)        991,258

AT OR FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005:
   Interest income - external customers .............    $  44,159              48               0          44,207
   Non-interest income - external customers .........        4,743               0               0           4,743
   Loss on limited partnerships .....................          (21)              0               0             (21)
   Intersegment interest income .....................            0              26             (26)              0
   Intersegment non-interest income .................          101           7,821          (7,922)              0
   Interest expense .................................       17,870               0             (26)         17,844
   Amortization of mortgage servicing rights, net....          767               0               0             767
   Other non-interest expense .......................       15,193             502            (101)         15,594
   Income tax expense (benefit) .....................        4,832            (194)              0           4,638
   Net income .......................................        7,825           7,587          (7,821)          7,591
   Goodwill .........................................        3,801               0               0           3,801
   Total assets .....................................      979,706          88,667         (86,069)        982,304

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

The earnings of financial institutions, such as the Bank, are significantly affected by prevailing economic and competitive conditions, particularly changes in interest rates, government monetary and fiscal policies, and regulations of various regulatory authorities. Lending activities are influenced by the demand for and supply of single family and commercial properties, competition among lenders, the level of interest rates and the availability of funds. Commercial real estate loan activity was down in the first nine months of 2006 when compared to the same period of 2005 due to increased rate competition on long term fixed rate loans and we expect this trend to continue. Deposit flows and costs of deposits are influenced by prevailing market rates of interest on competing investments, account maturities and the levels of personal income and savings. The interest rates charged by the FHLB on advances to the Bank also have a significant impact on the Bank's overall cost of funds.

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

NET INCOME

The Company's net income was $74,000 for the third quarter of 2006, down $2.2 million, or 96.8%, from net income of $2.3 million for the third quarter of 2005. The decrease in net income is due to a $5.1 million increase in the loan loss provision between the periods as a result of increased commercial real estate loan charge offs. Basic earnings per share for the third quarter of 2006 were $0.02, down $0.57, or 96.6%, from $0.59 for the same quarter of 2005. Diluted earnings per common share for the third quarter of 2006 were $0.02, down $0.55, or 96.5%, from $0.57 for the third quarter of 2005.

Net income was $5.8 million for the nine-month period ended September 30, 2006, a decrease of $1.8 million, or 24.2%, compared to $7.6 million for the nine-month period ended September 30, 2005. The decrease in net income is due to a $5.0 million increase in the loan loss provision between the periods as a result of increased commercial real estate loan charge offs. Basic earnings per share were $1.50 for the nine-months ended September 30, 2006, a decrease of $0.48, or 24.2%, from $1.98 for the same nine-month period of 2005. Diluted earnings per common share for the nine-month period in 2006 were $1.43, down $0.46, or 24.3%, from $1.89 for the same period in 2005.

NET INTEREST INCOME

Net interest income was $9.7 million for the third quarter of 2006, an increase of $757,000, or 8.5%, compared to $8.9 million for the third quarter of 2005. Interest income was $17.2 million for the third quarter of 2006, an increase of $2.0 million, or 12.7%, from $15.2 million for the same period in 2005. Interest income increased because of an increase in the average interest rates earned on loans and investments. Interest rates increased primarily because of the 150 basis point increase in the prime interest rate between the periods. Increases in the prime rate, which is the rate that banks charge their prime business customers, generally increase the rates on adjustable rate consumer and commercial loans in the portfolio and new loans originated. The increase in interest income due to increased rates was partially offset by a $59 million decrease in the average outstanding loan portfolio balance between the periods due to an increase in commercial loan prepayments and a decrease in loan originations. The average yield earned on interest-earning assets was 7.19% for the third quarter of 2006, an increase of 74 basis points from the 6.45% yield for the third quarter of 2005.

Interest expense was $7.5 million for the third quarter of 2006, an increase of $1.2 million, or 18.8%, compared to $6.3 million for the third quarter of 2005. Interest expense increased primarily because of higher interest rates paid on deposits which were caused by the 150 basis point increase in the federal funds rate between the periods. Increases in the federal funds rate, which is the rate that banks charge other banks for short term loans, generally increase the rates banks pay for deposits. The increase in deposit rates was partially offset by a change in the mix of funding sources between the periods. The average outstanding balances of brokered deposits and Federal Home Loan Bank advances of $86 million were replaced with other less expensive deposits. The average interest rate paid on interest-bearing liabilities was 3.34% for the third quarter of 2006, an increase of 52 basis points from the 2.82% paid for the third quarter of 2005.

Net interest margin (net interest income divided by average interest earning assets) for the third quarter of 2006 was 4.06%, an increase of 27 basis points, compared to 3.79% for the third quarter of 2005.

Net interest income was $28.8 million for the first nine months of 2006, an increase of $2.4 million, or 9.4%, from $26.4 million for the same period in 2005. Interest income was $50.2 million for the nine-month period ended September 30, 2006, an increase of $6.0 million, or 13.5%, from $44.2 million for the same period in 2005. Interest income increased primarily because of an increase in the average interest rates earned on loans and investments. Interest rates increased primarily because of the 150 basis point increase in the prime interest rate between the periods. The increase in interest income due to increased rates was partially offset by a $40 million decrease in the average outstanding loan portfolio balance between the periods due to an increase in commercial loan prepayments and a decrease in loan originations. The yield earned on interest-earning assets was 7.10% for the first nine months of 2006, an increase of 80 basis points from the 6.30% yield for the same period in 2005.

Interest expense was $21.3 million for the nine-month period ended September 30, 2006, an increase of $3.5 million, or 19.5%, from $17.8 million for the same period in 2005. Interest expense increased primarily because of higher interest rates paid on deposits which were caused by the 150 basis point increase in the federal funds rate between the periods. The increase in deposit rates was partially offset by a change in the mix of funding sources between the periods. The average outstanding balances of brokered deposits and Federal Home Loan Bank advances of $45 million were replaced with other less expensive deposits. The average interest rate paid on interest-bearing liabilities was 3.22% for the first nine-months of 2006, an increase of 53 basis points from the 2.69% paid for the same period of 2005.

Net interest margin (net interest income divided by average interest earning assets) for the first nine months of 2006 was 4.08%, an increase of 32 basis points, compared to 3.76% for the same period of 2005.

PROVISION FOR LOAN LOSSES

The provision for loan losses is recorded to bring the allowance for loan losses to a level deemed appropriate by management based on factors disclosed in the critical accounting policies previously discussed. The provision for loan losses was $6.0 million for the third quarter of 2006, an increase of $5.1 million, or 533.0%, from $952,000 for the third quarter of 2005. The provision for loan losses increased primarily because $7.4 million in related commercial real estate development loans were charged off during the quarter. Most of the charged off loans had been downgraded to substandard and classified as non-accruing in the second quarter of 2006 due to nonperformance. During the third quarter, it was determined that the properties securing the loans, primarily developed and undeveloped single family home lots and a golf course, would be sold at auction in order to liquidate the assets and repay the loans. These properties were sold late in the third quarter and the proceeds realized were substantially less than the recorded loan balance amounts due to an unanticipated decrease in the values of the properties. The loans are personally guaranteed and the Company is continuing to pursue repayment from the guarantors. The amounts charged off represent an estimate of the loss incurred after considering the auction proceeds and reviewing each guarantor's financial position and assessing their ability to repay their personal obligations. Of the $14.4 million aggregate principal balance of these loans at June 30, 2006, $4.2 million is recorded as non-accruing at September 30, 2006. The Company does not anticipate making any material future cash expenditures in connection with these loans except for those relating to possible collection costs associated with enforcement of the personal guarantees. The actual amount of such expenditures in the future could vary depending on the amount of professional assistance needed and the nature of any proceedings required to resolve this matter. The estimates used in determining the remaining non-accruing balance of these loans will continue to be reviewed in conjunction with our normal allowance for loan loss provision procedures and adjustments, if any, to the allowance for loan losses will be recorded in the period in which the need for such adjustments becomes known. The increase in the provision related to loan charge offs was partially offset by a $22 million decrease in outstanding commercial loans during the third quarter of 2006.

Total non-performing assets were $10.3 million at September 30, 2006, a decrease of $3.2 million, or 23.7%, from $13.5 million at June 30, 2006. Non-performing loans decreased $3.1 million and foreclosed, repossessed, and other assets decreased $96,000. The decrease in non-performing loans during the quarter relates primarily to the charge off of $6.9 million in commercial real estate development loans described above that were previously classified as non-performing. The decrease related to the charge offs was partially offset by an increase in other non-performing commercial real estate loans of $1.3 million, a $524,000 increase in non-performing commercial business loans, an $895,000 increase in non-performing single family loans, and a $1.1 million increase in non-performing consumer loans.

The provision for loan losses was $7.5 million for the first nine-months of 2006, an increase of $5.0 million, or 201.4%, from $2.5 million for the same nine-month period in 2005. The provision for loan losses increased primarily because $7.4 million in related commercial real estate development loans were charged off during the third quarter as more fully described above in the third quarter provision for loan losses discussion. The increase in the provision related to loan charge offs was partially offset by the $45 million decrease in outstanding commercial loans during the first nine months of 2006. Total non-performing assets were $10.3 million at September 30, 2006, an increase of $6.4 million, or 165.1%, from $3.9 million at December 31, 2005. Non-performing loans increased $6.9 million and foreclosed, repossessed and other nonperforming assets decreased $477,000 during the first nine months of 2006. The increase in non-performing loans during the nine month period relates primarily to a $4.3 million increase in non-performing commercial real estate loans, a $573,000 increase in non-performing commercial business loans, a $583,000 increase in non-performing single-family mortgage loans, and a $880,000 increase in non-performing consumer loans.

A reconciliation of the Company's allowance for loan losses for the nine-month periods ended September 30, 2006 and 2005 is summarized as follows:

(in thousands)                           2006         2005
                                       --------      -------
Balance at January 1,                  $  8,778      $ 8,996
Provision                                 7,521        2,495
Charge offs:
Commercial loans                         (7,374)      (2,615)
Consumer loans                             (234)        (195)
Single family mortgage loans                  0         (231)
Recoveries                                   55          183
                                       --------      -------
Balance at September 30,               $  8,746      $ 8,633
                                       ========      =======

NON-INTEREST INCOME

Non-interest income was $1.7 million for the third quarter of 2006, an increase of $14,000, or 0.8%, from $1.7 million for the same period in 2005. Fees and service charges increased $114,000 between the periods primarily because of increased retail deposit account activity and fees. Gains on sales of loans decreased $144,000 due to a decrease in the single-family mortgage loans that were sold and a decrease in the profit margins realized on the loans that were sold. Competition in the single-family loan origination market remained strong and profit margins were decreased in order to remain competitive. Other non-interest income increased $59,000 primarily because of a decrease in the losses on the sale of repossessed assets in the third quarter of 2006 when compared to the same period in 2005.

Non-interest income was $5.0 million for the first nine months of 2006, an increase of $265,000, or 5.6%, from $4.7 million for the same period in 2005. Fees and service charges increased $336,000 between the periods primarily because of increased retail deposit account activity and fees. Security gains increased $48,000 due to increased security sales. Gains on sales of loans decreased $212,000 between the periods due to a decrease in the number of single-family mortgage loans sold and a decrease in the profit margins realized on the loans that were sold. As noted above, competition in the single-family loan origination market remained strong and profit margins were lowered in order to remain competitive. Other non-interest income increased $100,000 primarily because of a decrease in the losses recognized on repossessed assets in the first nine months of 2006 when compared to the same period of 2005.

NON-INTEREST EXPENSE

Non-interest expense was $5.4 million for the third quarter of 2006, a decrease of $110,000, or 2.0%, from $5.5 million for the same period of 2005. Compensation expense decreased $75,000 between the periods due to a decrease in incentive compensation that was partially offset by increased pension costs and annual pay increases. Occupancy expense increased $88,000 primarily because of the additional costs associated with the new branch and loan origination offices opened in Rochester in the first quarter of 2006. Data processing costs increased $28,000 primarily because of an increase in internet and other banking services provided by a third party processor between the periods. Other operating expenses decreased $97,000 primarily because of decreased mortgage loan and commercial loan foreclosure costs in the third quarter of 2006 when compared to the same period in 2005.

Non-interest expense was $17.1 million for the first nine months of 2006, an increase of $781,000, or 4.8%, from $16.4 million for the same period in 2005. Compensation expense increased $743,000 primarily because of increases in payroll due to annual pay increases and pension costs. Occupancy expense increased $255,000 primarily because of the additional costs associated with new branch and loan origination offices opened in Rochester in the first quarter of 2006. Data processing costs increased $121,000 primarily because of an increase in internet and other banking services provided by a third party processor between the periods. Other non-interest expense decreased $269,000 primarily because of a decrease in mortgage loan expenses and professional fees.

INCOME TAX EXPENSE

Because of the pre-tax loss for the third quarter of 2006, an income tax benefit of $102,000 was recorded, a decrease of $2.0 million, or 105.4%, compared to $1.9 million in expense for the same period of 2005. Income tax expense was $3.4 million for the first nine months of 2006, a decrease of $1.2 million, or 26.5%, compared to $4.6 million for the same period of 2005. Income tax expense decreased primarily because of a decrease in taxable income.

NON-PERFORMING ASSETS

The following table sets forth the amounts and categories of non-performing assets in the Company's portfolio at September 30, 2006 and December 31, 2005.

                                                           Sept. 30,         Dec. 31,
(Dollars in thousands)                                       2006             2005
----------------------------------------------------     ------------      -----------
Non-Accruing Loans:
  One-to-four family real estate                         $      1,725              626
  Commercial real estate                                        5,284              948
  Consumer                                                      1,376              496
  Commercial business                                             832              259
                                                         ------------      -----------
  Total                                                         9,217            2,329
                                                         ------------      -----------

Other assets                                                       44              178
Foreclosed and Repossessed Assets:
  One-to-four family real estate                                  383              565
  Consumer                                                        650              750
  Commercial                                                        0               61
                                                         ------------      -----------
  Total non-performing assets                            $     10,294      $     3,883
                                                         ============      ===========
Total as a percentage of total assets                            1.04%            0.39%
                                                         ============      ===========
Total non-performing loans                               $      9,217      $     2,329
                                                         ============      ===========
Total as a percentage of total loans receivable, net             1.26%            0.30%
Allowance for loan loss to non-performing loans                 94.89%          376.88%

Total non-performing assets were $10.3 million at September 30, 2006, an increase of $6.4 million, or 165.1%, from $3.9 million at December 31, 2005. Non-performing loans increased $6.9 million and foreclosed, repossessed and other nonperforming assets decreased $477,000 during the first nine months of 2006. The following activity occurred during the first nine months of 2006 related to non-performing assets: $17.3 million of previously performing loans were classified as non-performing, $66,000 in non-performing loans were foreclosed or repossessed, $7.8 million in loans were charged off as a loss, $536,000 in foreclosed assets were sold, and $2.6 million in loans previously classified as non-performing were paid off or were reclassified to performing status.

DIVIDENDS

On October 24, 2006 the Company declared a cash dividend of $0.25 per share, payable on December 13, 2006 to shareholders of record on November 24, 2006.

The Company has declared and paid dividends during 2006 as follows:

   Record date          Payable date      Dividend per share    Dividend Payout Ratio
-----------------    -----------------    ------------------    ---------------------
February 17, 2006      March 7, 2006             $0.24                  27.59%
  May 19, 2006          June 7, 2006             $0.24                  35.29%
 August 25, 2006     September 8, 2006           $0.25                  34.25%
November 24, 2006    December 13, 2006           $0.25                1250.00%

The annualized dividend payout ratio for the past four quarters, ending with the December 13, 2006 payment will be 42.61%.

The declaration of dividends is subject to, among other things, the Company's financial condition and results of operations, the Bank's compliance with its regulatory capital requirements, tax considerations, industry standards, economic conditions, regulatory restrictions, general business practices and other factors.

LIQUIDITY

For the nine months ended September 30, 2006, the net cash provided by operating activities was $7.4 million. The Company collected $105.5 million from the maturities of securities, $3.0 million from the sale of securities, $617,000 from principal repayments on securities, and $52,000 of customer escrows. It purchased securities available for sale of $133.0 million, and premises and equipment of $1.2 million. Net loans receivable decreased $47.0 million due to commercial loan prepayments and a decrease in originations. The Company had a net increase in deposit balances of $9.7 million, received $1.0 million and repaid $11.0 million in FRB and FHLB advances and received $409,000 from the redemption of FHLB stock. The Company received $138,000 related to the exercise of stock options, received tax benefits relating to the exercise of options of $48,000, purchased $3.0 million of its own stock, and paid $2.8 million in dividends to its shareholders.

The Company has certificates of deposits with outstanding balances of $184.9 million that come due over the next 12 months. Based upon past experience, management anticipates that the majority of the deposits will renew for another term. The Company believes that deposits that do not renew will be replaced with deposits from other customers or brokers. FHLB advances or proceeds from the sale of securities could also be used to replace unanticipated outflows of deposits.

The Company has deposits of $153.8 million in checking and money market accounts with customers that have individual balances greater than $5 million. While these funds may be withdrawn at any time, management anticipates that the majority will remain on deposit with the Bank over the next twelve months. If these deposits were to be withdrawn, they would be replaced with deposits from other customers or brokers. FHLB advances or proceeds from the sale of securities could also be used to replace unanticipated outflows of large checking and money market deposits.

The Company has $100.9 million of FHLB advances which mature beyond September 30, 2007 but have call features that can be exercised by the FHLB during the next twelve months. The Company also has $40.0 million of FHLB advances that will mature during the next twelve months. As the advances mature or if the call features are exercised, the Company has the option of requesting any advance otherwise available to it pursuant to the Credit Policy of the FHLB.

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

The Company utilizes a model which uses the discounted cash flows from its interest-earning assets and its interest-bearing liabilities to calculate the current market value of those assets and liabilities. The model also calculates the changes in market value of the interest-earning assets and interest-bearing liabilities due to different interest rate changes. The Company believes that over the next twelve months interest rates could fluctuate in a range of 200 basis points up or down from where the interest rates were at September 30, 2006. The following table discloses the projected changes in market value to the Company's interest-earning assets and interest-bearing liabilities based upon incremental 100 basis point changes in interest rates from interest rates in effect on September 30, 2006.

Other than trading portfolio                                           Market Value
                                               ------------------------------------------------------------
(Dollars in thousands)
Basis point change in interest rates             -200          -100         0          +100         +200
-------------------------------------------    ----------    --------    --------    ---------    ---------
Total market risk sensitive assets........     $1,005,356    998,852      989,696      977,808      965,426

Total market risk sensitive liabilities...        883,449    870,607      859,633      851,099      843,254

Off-balance sheet financial instruments...            133         63            0         (198)        (386)
                                               ----------    -------     --------    ---------    ---------
Net market risk...........................     $  122,040    128,308      130,063      126,511      121,786
                                               ==========    =======     ========    =========    =========
Percentage change from current market value         (6.17)%    (1.35)%       0.00%       (2.73)%      (6.36)%
                                               ==========    =======     ========    =========    =========

The preceding table was prepared utilizing the following assumptions (Model Assumptions) regarding prepayment and decay ratios which were determined by management based upon their review of historical prepayment speeds and future prepayment projections. Fixed rate loans were assumed to prepay at annual rates of between 6% to 76%, depending on the note rate and the period to maturity. Adjustable rate mortgages (ARMs) were assumed to prepay at annual rates of between 11% and 30%, depending on the note rate and the period to maturity. Growing Equity Mortgage (GEM) loans were assumed to prepay at annual rates of between 5% and 47% depending on the note rate and the period to maturity. Mortgage-backed securities and Collateralized Mortgage Obligations (CMOs) were projected to have prepayments based upon the underlying collateral securing the instrument and the related cash flow priority of the CMO tranche owned. Certificate accounts were assumed not to be withdrawn until maturity. Passbook accounts were assumed to decay at an annual rate of 23%, money market accounts were assumed to decay at an annual rate of 32%, non-interest checking and NOW accounts were assumed to decay at annual rates of 33% and 17%, respectively. FHLB advances were projected to be called at the first call date where the projected interest rate on similar remaining term advances exceeded the interest rate on the Company's callable advance.

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

ASSET/LIABILITY MANAGEMENT

The Company's management reviews the impact that changing interest rates will have on its net interest income projected for the twelve months following September 30, 2006 to determine if its current level of interest rate risk is acceptable. The following table projects the estimated annual impact on net interest income of immediate interest rate changes called rate shocks.

                                               Projected Change in
                           Rate Shock             Net Interest            Percentage
(Dollars in thousands)   in Basis Points            Income                  Change
---------------------    ---------------       -------------------        ----------
                              +200             $              (843)            (2.06)%
                              +100                            (282)            (0.69)
                                0                                0              0.00
                              -100                            (271)            (0.66)
                              -200                          (1,358)            (3.32)

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

In managing its asset/liability mix, the Bank, at times, depending on the relationship between long- and short-term interest rates, market conditions and consumer preferences, may place more emphasis on managing net interest margin than on better matching the interest rate sensitivity of its assets and liabilities in an effort to enhance net interest income. Management believes that the increased net interest income resulting from a mismatch in the maturity of its asset and liability portfolios can, in certain situations, provide high enough returns to justify the increased exposure to sudden and unexpected changes in interest rates.

To the extent consistent with its interest rate spread objectives, the Bank attempts to manage its interest rate risk and has taken a number of steps to restructure its balance sheet in order to better match the maturities of its assets and liabilities. The Bank has primarily focused its fixed rate one-to-four family residential lending program on loans that are saleable to third parties but does place fixed rate loans that meet certain risk characteristics into its loan portfolio. The Bank also places into portfolio adjustable rate single-family loans that reprice over one, three, or five-year period. The Bank's commercial loan production has primarily been in adjustable rate loans and the fixed rate commercial loans placed in portfolio have been shorter-term loans, usually with maturities of five years or less, in order to manage the Company's interest rate risk exposure.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

      (a) and (b) Not applicable

      (c) Information Regarding Share Repurchases

                                         (a) Total                  (c) Total Number of    (d) Maximum Number (or
                                         Number of    (b) Average   Shares (or Units)      Approximate Dollar Value) of
                                         Shares (or   Price Paid    Purchased as Part of   Shares (or Units) that May
                                         Units)       per Share     Publicly Announced     Yet Be Purchased Under the
Period                                   Purchased    (or Unit)     Plans or Programs      Plans or Programs
--------------------------------------   ----------   -----------   --------------------   ----------------------------
July 1 through July 31, 2006                 40,000   $     36.05                 40,000          112,000
August 1 through August 31, 2006                  0             0                      0          112,000
September 1 through September 30, 2006            0             0                      0          112,000
                                         ----------   -----------   --------------------
Total                                        40,000   $     36.05                 40,000
                                         ----------   -----------   --------------------

ITEM 3. Defaults Upon Senior Securities.

      Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders.

      None.

ITEM 5. Other Information.

      None.

ITEM 6. Exhibits.

      Incorporated by reference to the index to exhibits included with this report immediately following the signature page.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         HMN FINANCIAL, INC.
                                         Registrant

Date: November 3, 2006                   /s/ Michael McNeil
                                         -------------------------------------
                                         Michael McNeil,
                                         President/Chief Executive Officer
                                         (Principal Executive Officer)
                                         (Duly Authorized Representative)

Date: November 3, 2006                   /s/ Jon Eberle
                                         -------------------------------------
                                         Jon Eberle,
                                         Chief Financial Officer
                                         (Principal Financial Officer)

                               HMN FINANCIAL, INC.
                                INDEX TO EXHIBITS
                                  FOR FORM 10-Q

                                                                                            Sequential
                                                                          Reference     Page Numbering
Regulation                                                                to Prior      Where Attached
   S-K                                                                    Filing or      Exhibits Are
 Exhibit                                                                   Exhibit     Located in This
  Number                       Document Attached Hereto                    Number      Form 10-Q Report
-------------  --------------------------------------------------------   ---------  --------------------
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