Form 10-K
period 2006-12-31
HMN FINANCIAL INC
filed 2007-03-02
CIK 921183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______.
Commission file number: 0-24100.
HMN FINANCIAL, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware		41-1777397
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification No.)

1016 Civic Center Drive Northwest, PO Box 6057		55901
Rochester, Minnesota		(Zip Code)
(Address of Principal Executive Offices)

(507) 535-1200
Registrant’s telephone number, including area code
Securities Registered Pursuant to Section 12(b) of the Act: Common Stock, par value $.01 per share (Title of each class)
Securities Registered Pursuant to Section 12(g) of the Act: None
Name of each exchange on which registered: NASDAQ stock exchange
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best or registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and Large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐       Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $116.6 million based on the closing stock price of $34.80 on such date as reported on the NASADAQ National Market (now the NASADAQ Global Market).
As of February 12, 2007 the number of outstanding shares of common stock of the registrant was 4,319,395.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s annual report to stockholders for the year ended December 31, 2006, are incorporated by reference in Parts I, II and IV of this Form 10-K. Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the registrant’s fiscal year ended December 31, 2006 are incorporated by reference in Part III of this Form 10-K.

Forward-Looking Statements
The information presented or incorporated by reference in this Annual Report on Form 10-K under the headings “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Words such as “anticipate”, “believe”, “expect”, “intend”, “would”, “could” and similar expressions, as they relate to us, are intended to identify such forward-looking statements. These statements are subject to risks and uncertainties, including those discussed under “Risk Factors” on pages 29-31 of this Form 10-K, that could cause actual results to differ materially from those projected. Because actual results may differ, we caution you not to place undue reliance on these forward-looking statements.

PART I
ITEM 1. BUSINESS
General
HMN Financial, Inc. (HMN or the Company) is a stock savings bank holding company that owns 100 percent of Home Federal Savings Bank (the Bank). The Bank has a community banking philosophy and operates retail banking and loan production facilities in Minnesota and Iowa. The Bank has one wholly owned subsidiary, Osterud Insurance Agency, Inc. (OIA) which offers financial planning products and services. HMN has another wholly owned subsidiary, Security Finance Corporation (SFC) which acts as an intermediary for the Bank in transacting like-kind property exchanges for Bank customers. During the period for which financial information is presented in this Form 10-K, the Bank had two other subsidiaries that are no longer operating. Home Federal Holding, Inc. (HFH), a wholly owned subsidiary, was the holding company for Home Federal REIT, Inc. (HFREIT), which invested in real estate loans acquired from the Bank. HFH and HFREIT were both dissolved in 2005. Federal Title Services, LLC (FTS), which was 80% owned by the Bank, performed mortgage title services for Bank customers and was dissolved in 2004.
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
Based upon information obtained from the U.S. Census Bureau for 2005 (the last year for which information is available), the population of the six primary counties in the Bank’s southern Minnesota market area was estimated as follows: Fillmore – 21,368; Freeborn — 31,946; Houston - 19,941; Mower — 38,799; Olmsted — 135,189; and Winona — 49,276. The median household income for these six counties ranged from $38,291 to $56,721. With respect to Iowa, the population of Marshall County was 39,418 and the population of Tama County was 17,919. The median household income of these two counties ranged from $38,939 to $39,887.
The Company also serves a diverse high net worth customer base primarily in the seven county metropolitan area of Minneapolis and St. Paul from Eagle Crest Capital Bank, a division of the Bank, located in Edina, Minnesota.

The Company serves a similar group of individuals and businesses in Olmsted county from its Eagle Crest Capital Bank locations in Rochester, Minnesota.
Lending Activities
General. Historically, the Company has originated 15 and 30-year, fixed rate mortgage loans secured by one-to-four family residences for its loan portfolio. More recently, the Company has focused on managing interest rate risk and increasing interest income by increasing its investment in shorter term and generally higher yielding commercial real estate, commercial business, consumer, and construction loans and reducing its investment in longer term one-to-four family real estate loans. The Company continues to originate 15 and 30 year fixed rate mortgage loans, including growing equity mortgage (GEM) loans that have a fixed rate, but payments that increase after the first year, and adjustable rate mortgage loans that are fixed for an initial period of one, three or five years and some shorter term fixed rate loans that have certain characteristics. The shorter term fixed and adjustable rate loans are placed into portfolio. The majority of the 15 and 30-year fixed rate mortgage loans are sold in the secondary mortgage market. In 2006 a larger percentage of 15 and 30 year loans were placed into portfolio in order to maintain the single family portfolio and to offset the decline in outstanding commercial loan balances. The Company also offers an array of consumer loan products that include both open lines and closed end home equity loans. The home equity line of credit has an adjustable interest rate based upon the prime rate as published in the Wall Street Journal plus a margin. Refer to Note 4 of the Notes to Consolidated Financial Statements in the Annual Report for more information on the loan portfolio (incorporated by reference in Item 8. of Part II of this Form 10-K).

The following table shows the composition of the Company’s loan portfolio by fixed and adjustable rate loans as of December 31:

	2006		2005		2004		2003		2002
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Fixed rate Loans
Real Estate:
One-to-four family
GEM	$13,335	1.70%	$14,812	1.84%	$16,133	2.01%	$13,387	1.89%	$17,394	3.18%
Other	62,184	7.92	55,700	6.94	59,937	7.48	65,004	9.17	74,510	13.63

Total one-to-four family	75,519	9.62	70,512	8.78	76,070	9.49	78,391	11.06	91,904	16.81
Multi-family	6,193	0.79	5,956	0.74	6,387	0.79	6,471	0.91	6,588	1.20
GEM — multi-family	45	0.01	51	0.01	57	0.01	61	0.01	64	0.01
Commercial	100,562	12.80	89,905	11.19	51,390	6.41	52,563	7.42	37,878	6.93
Construction or development	6,640	0.84	12,919	1.61	27,557	3.44	17,215	2.43	17,234	3.15

Total fixed rate real estate loans	188,959	24.06	179,343	22.33	161,461	20.14	154,701	21.83	153,668	28.10

Consumer loans:
Savings	814	0.10	605	0.07	454	0.06	494	0.07	534	0.10
Automobile	3,093	0.39	5,462	0.68	9,496	1.18	14,754	2.08	11,062	2.02
Home equity	21,181	2.70	19,289	2.40	20,019	2.50	18,742	2.65	21,049	3.85
Mobile home	2,052	0.26	2,299	0.29	2,896	0.36	3,665	0.52	4,534	0.83
Land/Lot Loans	1,426	0.18	1,234	0.15	818	0.10	754	0.11	781	0.15
Other	2,192	0.28	2,569	0.32	3,134	0.39	3,105	0.43	3,299	0.60

Total consumer loans	30,758	3.91	31,458	3.91	36,817	4.59	41,514	5.86	41,259	7.55
Commercial business loans	65,347	8.32	49,297	6.14	69,671	8.69	51,609	7.28	42,272	7.73

Total other loans	96,105	12.23	80,755	10.05	106,488	13.28	93,123	13.14	83,531	15.28

Total fixed rate loans	285,064	36.29	260,098	32.38	267,949	33.42	247,824	34.97	237,199	43.38

Adjustable rate Loans
Real estate:
One-to-four family	58,751	7.48	56,563	7.04	62,938	7.85	65,924	9.30	59,662	10.91
Multi-family	23,624	3.01	34,745	4.33	35,478	4.43	25,008	3.53	9,113	1.67
Commercial	193,928	24.69	170,363	21.21	173,554	21.65	146,603	20.69	92,539	16.92
Construction or development	53,538	6.82	67,424	8.39	70,841	8.84	78,131	11.02	44,102	8.07

Total adjustable rate real estate loans	329,841	42.00	329,095	40.97	342,811	42.77	315,666	44.54	205,416	37.57

Consumer (home equity and other)	54,328	6.91	60,853	7.57	67,154	8.38	54,425	7.68	52,131	9.53
Land/Lot loans	4,076	0.52	8,197	1.02	10,754	1.34	9,732	1.38	2,809	0.52
Other	686	0.09	390	0.05	248	0.03	234	0.03	222	0.04

Total consumer loans	59,090	7.52	69,440	8.64	78,156	9.75	64,391	9.09	55,162	10.09
Commercial business loans	111,423	14.19	144,665	18.01	112,698	14.06	80,808	11.40	48,989	8.96

Total other loans	170,513	21.71	214,105	26.65	190,854	23.81	145,199	20.49	104,151	19.05

Total adjustable rate loans	500,354	63.71	543,200	67.62	533,665	66.58	460,865	65.03	309,567	56.62

Total loans	785,418	100.00%	803,298	100.00%	801,614	100.00%	708,689	100.00%	546,766	100.00%

Less
Loans in process	5,252		7,008		7,561		11,298		6,826
Unamortized discounts	40		190		63		166		142
Net deferred loan fees	2,021		1,644		1,781		1,334		1,068
Allowance for losses on loans	9,873		8,778		8,996		6,940		4,824

Total loans receivable, net	$768,232		$785,678		$783,213		$688,951		$533,906

The following table illustrates the interest rate maturities of the Company’s loan portfolio at December 31, 2006. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. Scheduled repayments of principal are reflected in the year in which they are scheduled to be paid. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate
			Multi-family and
	One-to-four family		Commercial		Construction		Consumer		Commercial Business		Total
		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted
Due During Years		Average		Average		Average		Average		Average		Average
Ending December 31,	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
2007 (1)	$6,747	6.13%	$69,478	8.64%	$39,682	8.95%	$14,394	9.19%	$95,587	8.34%	$225,888	8.55%
2008	6,782	6.33	65,870	8.16	612	7.25	10,575	8.55	26,591	8.16	110,430	8.08
2009	5,744	5.76	37,402	7.93	439	6.31	9,408	8.72	20,653	7.99	73,646	7.87
2010 through 2011	12,344	5.75	42,837	7.62	1,207	6.93	18,595	8.98	20,307	8.32	95,290	7.78
2012 through 2016	29,318	5.88	66,798	7.42	10,060	8.32	28,769	9.22	11,194	7.33	146,139	7.52
2017 through 2031	57,392	5.97	41,967	7.35	6,749	6.36	8,100	8.67	2,405	6.74	116,613	6.69
2032 and following	15,943	5.96	0	0.00	1,429	5.92	7	3.64	33	8.00	17,412	5.96

	$134,270		$324,352		$60,178		$89,848		$176,770		$785,418

(1)	Includes demand loans, loans having no stated maturity, overdraft loans and education loans.
The total amount of loans due after December 31, 2007 that have predetermined interest rates is $210.5 million, while the total amount of loans due after such date that have floating or adjustable interest rates is $349 million. Construction or development loans were $36.1 million for one to four family dwellings, $4.5 million for multifamily and $19.6 million for nonresidential.

Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989, the aggregate amount of loans that the Bank is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a “readily ascertainable” value or 30% for certain residential development loans). At December 31, 2006, based upon the 15% limitation, the Bank’s regulatory limit for loans to one borrower was approximately $13.7 million. At December 31, 2006, the dollar amount of outstanding loans to three different groups of related borrowers exceeded this amount, but some of the loans included in these loan totals were exempt from the lending limit under the direct benefit and common enterprise rules of the Financial Institutions Reform, Recovery and Enforcement Act of 1989, as a portion of these loans did not benefit the same individual borrowers. The largest of these borrowing relationships is secured by a manufacturing facility, commercial real estate and equipment and was performing in accordance with its terms at December 31, 2006. The total loans outstanding to this borrower at December 31, 2006 were $16.7 million. The amount outstanding, excluding those loans that were exempt from the loans to one borrower limits because of the direct benefit and common enterprise rules was $12.4 million.
All of the Bank’s lending is subject to its written underwriting standards and to loan origination procedures. Decisions on loan applications are made on the basis of detailed applications and property valuations determined by an independent appraiser. The loan applications are designed primarily to determine the borrower’s ability to repay. The more significant items on the application are verified through the use of credit reports, financial statements, tax returns or confirmations. The Bank also offers the Home Credit Plus Program which relies on the credit score of the loan applicant instead of income, asset and employment verification procedures. The Bank also offers other loan programs with low or alternative documentation underwriting procedures that conform to Federal National Mortgage Association (FNMA) underwriting guidelines.
The Bank’s Mortgage and Consumer Loan Committee is responsible for reviewing and approving all loans over the Federal Home Loan Mortgage Corporation/FNMA conforming loan dollar limit originated by the Bank that are not sold in the secondary loan market. This limit was $417,000 for 2006 and $359,650 for 2005. Approval of at least one member of the Mortgage and Consumer Loan Committee was obtained on all loans above this limit.
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
One-to-Four Family Residential Real Estate Lending. At December 31, 2006 the Company’s one-to-four family real estate loans, consisting of both fixed rate and adjustable rate loans, totaled $134.3 million, an increase of $7.2 million, from $127.1 million at December 31, 2005. The increase in the one-to-four family loans in 2006 is the result of placing more loans into the portfolio in order to offset the decline that was experienced in the commercial loan portfolio. The Company’s long term strategy is to maintain the single family loan portfolio and to increase the amount of shorter term commercial real estate and commercial business loan portfolios.
The Company offers conventional fixed rate one-to-four family loans that have maximum terms of 30 years. In order to manage interest rate risk, the Company typically sells the majority of fixed rate loan originations or refinances with terms to maturity of 15 years or greater that are eligible for sale in the secondary market. The interest rates charged on the fixed rate loan products are based on the FNMA delivery rates, as well as other competitive factors. The Company also originates a limited number of fixed rate loans with terms up to 30 years that are insured by the Federal Housing Authority, Veterans Administration, Minnesota Housing Finance Agency or Iowa Finance Authority.
The Company also offers one-year adjustable rate mortgages (ARMs) at a margin (generally 275 to 375 basis points) over the yield on the Average Monthly One Year U.S. Treasury Constant Maturity Index for terms of up to 30 years. The ARM loans offered by the Company allow the borrower to select (subject to pricing) an initial period of one year, three years, or five years between the loan origination and the date the first interest rate change occurs. The ARMs generally have a 200 basis point annual interest rate change cap and a lifetime cap of 600 basis points over or under the initial rate. Initial interest rates offered on the ARM loans during 2006 ranged from 100 basis points below the fully indexed loan rate to 100 basis points over that rate. All borrowers are qualified for the loan at the fully indexed rate. The Company’s originated ARMs do not permit negative amortization of principal, generally do not contain prepayment penalties and are not convertible into fixed rate loans.
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
Fixed rate loans in the Company’s portfolio include both GEM loans and conventional fixed rate loans. The GEM loans require payments that increase after the first year. Under the GEM loans, the monthly payments required for the first year are established based on a 30-year amortization schedule. Depending upon the program selected, the payments may increase in the succeeding years by amounts ranging from 0% to 6.2%. Most of the GEM loans originated by the Company provide for at least four annual payment increases over the first five years of the loan. The increased payments required under GEM loans are applied to principal and have the effect of shortening the term to maturity; the GEM loans do not permit negative amortization. The Company currently offers one GEM product with a contractual maturity of approximately 15 years. The GEMs are generally priced based upon loans with similar contractual maturities. The GEMs are popular with consumers who anticipate future increases in income and who desire an amortization schedule of less than 30 years. Low mortgage interest rates over the past several years have decreased the demand for GEM loans as consumers have opted for shorter term fixed rate loans.
Commercial Real Estate and Multi-Family Lending. The Company originates permanent commercial real estate and multi-family loans secured by properties located primarily in its market area. It also purchases participations in commercial real estate and multi-family loans originated by third parties on properties outside of its market area. The commercial real estate and multi-family loan portfolio includes loans secured by motels, hotels, apartment buildings, churches, ethanol plants, manufacturing plants, office buildings, business facilities, shopping malls, nursing homes, golf courses, entertainment facilities, warehouses and other non-residential building properties primarily located in the upper Midwest part of the United States.
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
At December 31, 2006, the Company’s two largest commercial real estate loans totaled $11.6 million and $11.7 million. These loans are secured by a golf course housing development in southeastern Minnesota and a commercial land development in the Minneapolis/St. Paul metro area. Both loans were performing at December 31, 2006.
Multi-family and commercial real estate loans generally present a higher level of risk than loans secured by one-to-four family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family and commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower’s ability to repay the loan may be impaired. At December 31, 2006, $5.3 million of loans in the commercial real estate portfolio were nonperforming, with the largest relationship being $4.2 million in related loans that were secured by a golf course development that was sold in 2006 after being partially charged off. The guaranteed portion of these notes was nonperforming at December 31, 2006. There can be no assurance that the amount of nonperforming loans will not increase in the future.
Construction Lending. The Company makes construction loans to individuals for the construction of their residences and to builders for the construction of one-to-four family residences. It also makes some loans to builders for houses built on speculation. Construction loans also include commercial real estate loans.
Almost all loans to individuals for the construction of their residences are structured as permanent loans. Such loans are made on the same terms as residential loans, except that during the construction phase, which typically lasts up to nine months, the borrower pays interest only. Generally, the borrower also pays a construction fee at the time of origination equal to the origination fee plus other costs associated with processing the loan. Residential construction loans are underwritten pursuant to the same guidelines used for originating residential loans on existing properties.
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
At December 31, 2006 construction loans totaled $60.2 million, of which one-to-four family residential totaled $36.1 million, multi-family residential totaled $4.5 million and commercial real estate totaled $19.6 million.
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
Consumer Lending. The Company originates a variety of consumer loans, including home equity loans (open-end and closed-end), automobile, home improvement, mobile home, lot loans, loans secured by deposit accounts and other loans for household and personal purposes.
Consumer loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower. The Company’s consumer loans are made at fixed or adjustable interest rates, with terms up to 20 years for secured loans and up to three years for unsecured loans.
The Company’s home equity loans are written so that the total commitment amount, when combined with the balance of any other outstanding mortgage liens, may not exceed 100% of the appraised value of the property. The closed-end home equity loans are written with fixed or adjustable rates with terms up to 15 years. The open-end home equity lines are written with an adjustable rate with a 10 year draw period that requires “interest only” payments followed by a 10-year repayment period that fully amortizes the outstanding balance. The consumer may access the open-end home equity line either by making a withdrawal at the Bank or writing a check on the home equity line of credit account. Open and closed-end equity loans, which are generally secured by second mortgages on the borrower’s principal residence, represented 84.0% of the consumer loan portfolio at December 31, 2006.
The underwriting standards employed by the Bank for consumer loans include a determination of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount. Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or are secured by rapidly depreciable assets, such as automobiles or mobile homes. In these cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various Federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. At December 31, 2006, $1.3 million of the consumer loan portfolio was non-performing. There can be no assurance that the amount of nonperforming loans will not increase in the future.
Commercial Business Lending. In order to satisfy the demand for financial services to individuals and businesses in its market area, the Company maintains a portfolio of commercial business loans primarily to retail, manufacturing operations and professional firms. The Company’s commercial business loans generally have terms ranging from six months to five years and may have either fixed or variable interest rates. The Company’s commercial business loans generally include personal guarantees and are usually, but not always, secured by business assets such as inventory, equipment, leasehold interests in equipment, fixtures, real estate and accounts receivable. The underwriting process for commercial business loans includes consideration of the borrower’s financial statements, tax returns, projections of future business operations and inspection of the subject collateral, if any. The Company also purchases participation interests in commercial business loans originated outside of the Company’s market area from third party originators. These loans generally have underlying collateral of inventory or equipment and repayment periods of less than ten years.
Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her income, and which are secured by real property with more easily ascertainable value, commercial business loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Furthermore, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. At December 31, 2006, $394,000 of loans in the commercial business loan portfolio were non-performing. There can be no assurance that the amount of nonperforming loans will not increase in the future.
Originations, Purchases and Sales of Loans and Mortgage-Backed and Related Securities
Real estate loans are generally originated by the Company’s staff of salaried and commissioned loan officers. Loan applications are taken in all branch and loan production offices.
The Company originates both fixed and adjustable rate loans, however, its ability to originate loans is dependent upon the relative customer demand for loans in its markets. Demand for adjustable rate loans is affected by the interest rate environment. The Company originated for its portfolio $13.5 million of one-to-four family adjustable rate loans during 2006, an increase of $400,000, from $13.1 million in 2005, compared to $16.8 million in 2004. The Company also originated for its portfolio $14.7 million of fixed rate one-to-four family loans during 2006, an increase of $13.1 million, from $1.6 million for 2005, compared to $5.7 million for 2004.
During the past several years, the Company has focused its portfolio loan origination efforts on commercial real estate, commercial business and consumer loans because these loans have terms to maturity and adjustable interest rate characteristics that are generally more beneficial to the Company than single family fixed rate conventional loans. In 2006, more fixed rate single family loans were placed in portfolio in order to maintain the single family loan portfolio and to offset the decline in the commercial loan portfolio. The Company originated $292.0 million of multi-family and commercial real estate, commercial business and consumer loans (which excludes commercial real estate loans in construction or development) during 2006, an increase of $5.8 million, from originations of $286.2 million for 2005, compared to $204.4 million for 2004.
In order to supplement loan demand in the Company’s market area and geographically diversify its loan portfolio, the Company purchases participations in real estate loans from selected sellers, with yields based upon current market rates. The Company reviews and underwrites all loans purchased to ensure that they meet the Company’s underwriting standards and the seller generally continues to service the loans. The Company purchased $27.5 million of loans during 2006, a decrease of $4.8 million, from $32.3 million during 2005, compared to $91.8 million during 2004. The purchased commercial real estate and commercial business loans have terms and interest rates that are similar in nature to the Company’s originated commercial and business portfolio. Refer to Note 4 of the Notes to Consolidated Financial Statements in the Annual Report for more information on purchased loans (incorporated by reference in Item 8 of Part II of this Form 10-K).
The Company has some mortgage-backed and related securities that are held, based on investment intent, in the “available for sale” portfolio. The Company did not purchase or sell any mortgage-backed securities during 2006, 2005 or 2004. See – “Investment Activities.”

The following table shows the loan and mortgage-backed and related securities origination, purchase, acquisition, sale and repayment activities of the Company for the periods indicated.
LOANS HELD FOR INVESTMENT

	Year Ended December 31,
(Dollars in thousands)	2006	2005	2004
Originations by type:
Adjustable rate:
Real estate -
- one-to-four family	$13,493	13,064	16,840
- multi-family	0	258	2,391
- commercial	76,797	70,742	44,046
- construction or development	159,278	45,551	84,328
Non-real estate -
- consumer	11,607	12,964	13,822
- commercial business	94,603	91,697	50,467

Total adjustable rate	355,778	234,276	211,894

Fixed rate:
Real estate -
- one-to-four family	14,671	1,587	5,738
- multi-family	0	35	1,418
- commercial	31,635	41,534	17,544
- construction or development	5,691	10,144	38,731
Non-real estate -
- consumer	23,127	27,421	28,347
- commercial business	54,261	41,535	46,414

Total fixed rate	129,385	122,256	138,192

Total loans originated	485,163	356,532	350,086

Purchases:
Real estate -
- one-to-four family	0	130	0
- commercial	8,874	16,823	4,125
- construction or development	9,700	11,900	56,798
Non-real estate -
- commercial business	8,885	3,412	30,862

Total loans purchased	27,459	32,265	91,785

Sales, Participations and repayments:
Real estate -
- commercial	21,588	23,974	2,400
- construction or development	107,649	21,646	34,800
Non-real estate -
- consumer	2,416	1,248	0
- commercial business	15,912	8,813	9,000

Total sales	147,565	55,681	46,200

Transfers to (from) loans held for sale	5,994	7,373	(2,437)
Principal repayments	373,953	320,869	300,407

Total reductions	527,512	383,923	344,170

Decrease in other items, net	(2,990)	(3,190)	(4,776)

Net (decrease) increase	$(17,880)	1,684	92,925

LOANS HELD FOR SALE

	Year Ended December 31,
(Dollars in thousands)	2006	2005	2004
Originations by type:
Adjustable rate:
Real estate -
- one-to-four family	$1,400	1,389	851
- construction or development	0	0	225

Total adjustable rate	1,400	1,389	1,076

Fixed rate:
Real estate -
- one-to-four family	57,277	77,924	83,469
- construction or development	1,340	1,093	2,896

Total fixed rate	58,617	79,017	86,365

Total loans originated	60,017	80,406	87,441

Sales and repayments:
Real estate -
- one-to-four family	65,951	89,089	88,808

Total sales	65,951	89,089	88,808

Transfers to (from) loans held for investment	(5,994)	(7,373)	2,437

Total reductions	59,957	81,716	91,245

Net (increase) decrease	$60	(1,310)	(3,804)

MORTGAGE-BACKED AND RELATED SECURITIES

	Year Ended December 31,
(Dollars in thousands)	2006	2005	2004
Purchases:
Mortgage-backed securities:
CMOs and REMICs (1)	$0	0	0

Total purchases	0	0	0

Sales:
Mortgage-backed securities:
CMOs and REMICs	0	0	0

Total sales	0	0	0

Principal repayments	(702)	(2,271)	(3,898)

Net decrease	$(702)	(2,271)	(3,898)

(1)	Collateralized Mortgage Obligations and Real Estate Mortgage Investment Conduits
Classified Assets and Delinquencies
Classification of Assets. Federal regulations require that each savings institution classify its assets on a regular basis. In addition, in connection with examinations of savings institutions, the Office of Thrift Supervision (OTS) and the Federal Deposit Insurance Corporation (FDIC) examiners may identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Assets classified as substandard have one or more defined weaknesses and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have the weaknesses of those classified as substandard, with additional characteristics that make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset on the balance sheet of the institution is not warranted. Assets classified as substandard or doubtful require the institution to establish prudent general allowances for loan losses. If an asset, or portion thereof, is classified as loss, the institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified as loss, or charge off such amount. If an institution does not agree with an OTS or FDIC examiner’s classification of an asset, it may appeal the determination to the OTS District Director or the appropriate FDIC personnel, depending on the regulator. On the basis of management’s review of its assets, at December 31, 2006, the Bank classified a total of $15.6 million of its loans and other assets as follows:

	One-to-Four	Commercial and		Commercial	Other
(Dollars in thousands)	Family	Multi-family	Consumer	Business	Assets	Total

Substandard	$946	11,387	142	551	1,422	14,448
Doubtful	0	0	1,112	0	44	1,156
Loss	0	0	0	0	0	0

Total	$946	11,387	1,254	551	1,466	15,604

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
The following table sets forth the Company’s loan delinquencies by loan type, amount and percentage of type at December 31, 2006.

	Loans Delinquent For:						Total Delinquent
	60-89 Days			90 Days and Over			Loans
			Percent			Percent			Percent
			of Loan			of Loan			of Loan
(Dollars in thousands)	Number	Amount	Category	Number	Amount	Category	Number	Amount	Category
One-to-four family real estate	3	$327	0.24%	4	$946	0.71%	7	$1,273	0.95%
Nonresidential	3	1,413	0.48	1	162	0.05	4	1,575	0.53
Consumer	8	178	0.20	6	1,254	1.40	14	1,432	1.60

Total	14	$1,918	0.24%	11	$2,362	0.30%	25	$4,280	0.54%

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
The investment strategy of the Company and the Bank has been directed toward a mix of high-quality assets (primarily government agency obligations) with short and intermediate terms to maturity. At December 31, 2006, the Company did not own any investment securities of a single issuer that exceeded 10% of the Company’s stockholder’s equity other than U.S. government agency obligations.
The Bank invests a portion of its liquid assets in interest-earning overnight deposits of the Federal Home Loan Bank of Des Moines (FHLB), other banks and money market mutual funds. Other investments include high grade medium-term (up to three years) federal agency notes, and a variety of other types of mutual funds that invest in adjustable rate, mortgage-backed securities, asset-backed securities, repurchase agreements and U.S. Treasury and agency obligations. The Company invests in the same type of investment securities as the Bank and also invests in taxable and tax exempt municipal obligations and corporate equities such as preferred and common stock. Refer to Note 3 of the Notes to Consolidated Financial Statements in the Annual Report for additional information regarding the Company’s securities portfolio (incorporated by reference in Item 8 of Part II of this Form 10-K).

The following table sets forth the composition of the Company’s securities portfolio, excluding mortgage-backed and related securities, at the dates indicated.

	2006				2005				2004
	Amort	Adjusted	Market	% of	Amort	Adjusted	Market	% of	Amort	Adjusted	Market	% of
	Cost	To	Value	Total	Cost	To	Value	Total	Cost	To	Value	Total
Securities available for sale:
U.S. Government agency obligations	$119,240	22	119,262	74.68%	$110,110	(971)	109,139	71.61%	$91,371	(575)	90,796	77.42%
Municipal obligations	0	0	0	0.00	0	0	0	0.00	65	0	65	0.06
Corporate equity (1)	700	0	700	0.44	700	0	700	0.46	700	0	700	0.60
Preferred stock of federal agencies (1)	0	0	0	0.00	2,940	0	2,940	1.93	2,961	0	2,961	2.52

Subtotal	119,940		119,962	75.12	113,750		112,779	74.00	95,097		94,522	80.60
Federal Home Loan Bank stock	7,956		7,956	4.98	8,365		8,365	5.49	9,293		9,293	7.92

Total investment securities and Federal Home Loan Bank stock	127,896		127,918	80.10	122,115		121,144	79.49	104,390		103,815	88.52

Average remaining life of investment securities excluding Federal Home Loan Bank stock	1.1 years				0.7 years				1.5 years

Other interest earning assets:
Cash equivalents	31,776		31,776	19.90	31,269		31,269	20.51	13,467		13,467	11.48

Total	$159,672		159,694	100.00%	$153,384		152,413	100.00%	$117,857		117,282	100.00%

Average remaining life or term to repricing of investment securities and other interest earning assets, excluding Federal Home Loan Bank stock	0.8 years				0.5 years				1.3 years

(1)	Average life assigned to corporate equity holdings and preferred stock of federal agencies is five years.

The composition and maturities of the investment securities portfolio, excluding Federal Home Loan Bank stock, mortgage-backed and related securities, are indicated in the following table.

	December 31, 2006
		After 1	After 5
	1 Year	through 5	through 10	Over 10	No Stated
	or Less	Years	Years	Years	Maturity	Total Securities
	Amortized	Amortized	Amortized	Amortized	Amortized	Amortized	Adjusted	Market
(Dollars in thousands)	Cost	Cost	Cost	Cost	Cost	Cost	To	Value
Securities available for sale:
U.S. government agency securities	$64,478	54,762	0	0	0	119,240	(22)	119,262
Corporate equity	0	0	0	0	700	700	0	700

Total stock	$64,478	54,762	0	0	700	119,940	(22)	119,962

Weighted average yield (1)	4.87%	5.09%	0.00%	0.00%	7.80%	4.99%

(1)   Yields are computed on a tax equivalent basis.
Mortgage-Backed and Related Securities. In order to supplement loan production and achieve its asset/liability management goals, the Company invests in mortgage-backed and related securities. All of the mortgage-backed and related securities owned by the Company are issued, insured or guaranteed either directly or indirectly by a federal agency or are rated “AA” or higher. The Company had $6.2 million of mortgage-backed and related securities classified as available for sale at December 31, 2006, compared to $6.9 million at December 31, 2005 and $9.2 million at December 31, 2004.
The contractual maturities of the mortgage-backed and related securities portfolio without any prepayment assumptions at December 31, 2006 are as follows:

					Dec. 31,
					2006
	5 Years	5 to 10	10 to 20	Over 20	Balance
(Dollars in thousands)	or Less	Years	Years	Years	Outstanding
Securities available for sale:
Federal Home Loan Mortgage Corporation	$27	139	0	0	166
Government National Mortgage Association	0	10	0	0	10
Collateralized Mortgage Obligations	139	0	3,209	2,654	6,002

Total	$166	149	3,209	2,654	6,178

Weighted average yield	6.58%	7.12%	3.69%	4.00%	3.96%
At December 31, 2006, the Company did not have any non-agency mortgage-backed or related securities in excess of 10% of its stockholders’ equity.
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
At December 31, 2006, the Company had $22,000 invested in CMOs that have floating interest rates that change either monthly or quarterly, compared to $34,000 at December 31, 2005 and $52,000 at December 31, 2004.

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
The variety of deposit accounts offered by the Bank has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. As customers have become more interest rate conscious, the Bank has become more susceptible to short-term fluctuations in deposit flows. The Bank manages the pricing of its deposits in keeping with its asset/liability management, profitability and growth objectives. Based on its experience, the Bank believes that its passbook and NOW accounts are relatively stable sources of deposits. However, the ability of the Bank to attract and maintain certificate deposits and money market accounts, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.
The following table sets forth the savings flows at the Bank during the periods indicated.

	Year Ended December 31,
(Dollars in thousands)	2006	2005	2004
Opening balance	$731,537	698,902	551,688
Deposits	4,861,548	4,202,022	3,750,395
Withdrawals	(4,889,449)	(4,185,251)	(3,613,887)
Interest credited	22,323	15,864	10,706

Ending balance	725,959	731,537	698,902

Net increase (decrease)	$(5,578)	32,635	147,214

Percent increase (decrease)	(0.76)%	4.67%	26.68%

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by the Bank as of December 31:

	2006		2005		2004
		Percent		Percent		Percent
(Dollars in thousands)	Amount	of Total	Amount	of Total	Amount	of Total
Transaction and Savings Deposits(1):
Non-interest checking	$68,990	9.50%	$58,430	7.99%	$42,777	6.12%
NOW Accounts – 2.54%(2)	87,074	12.00	101,942	13.94	95,294	13.63
Passbook Accounts – 1.37%(3)	40,445	5.57	84,858	11.60	47,416	6.78
Money Market Accounts – 3.31%(4)	178,694	24.61	96,947	13.25	129,098	18.47

Total Non-Certificates	$375,203	51.68%	$342,177	46.78%	$314,585	45.00%

Certificates:
0.00 - 0.99%	$532	0.08%	$651	0.09%	$883	0.13%
1.00 - 1.99%	157	0.02	5,846	0.80	62,833	8.99
2.00 - 2.99%	25,700	3.54	118,723	16.23	160,829	23.01
3.00 - 3.99%	126,409	17.41	211,019	28.84	108,938	15.59
4.00 - 4.99%	119,376	16.45	52,319	7.15	49,449	7.08
5.00 - 5.99%	78,582	10.82	797	0.11	1,266	0.20
6.00 - 6.99%	0	0.00	5	0.00	5	0.00
7.00 - 7.99%	0	0.00	0	0.00	114	0.00

Total Certificates	350,756	48.32	389,360	53.22	384,317	55.00

Total Deposits	$725,959	100.00%	$731,537	100.00%	$698,902	100.00%

(1)	Reflects rates paid on transaction and savings deposits at December 31, 2006.

(2)	The rate on NOW Accounts for 2005 was 2.08% and 2004 was 1.09%.

(3)	The rate on Passbook Accounts for 2005 was 2.04% and 2004 was 0.19%.

(4)	The rate on Money Market Accounts for 2005 was 2.59% and 2004 was 1.72%.

The following table shows rate and maturity information for the Bank’s certificates of deposit as of December 31, 2006.

	0.00-	1.00-	2.00-	3.00-	4.00-	5.00-		Percent
(Dollars in thousands)	0.99%	1.99%	2.99%	3.99%	4.99%	5.99%	Total	of Total
Certificate accounts maturing in quarter ending:

March 31, 2007	$56	141	5,678	38,353	20,822	1,283	66,333	18.91%
June 30, 2007	45	11	4,816	29,699	28,546	2,781	65,898	18.79
September 30, 2007	75	3	6,125	23,117	21,642	13,465	64,427	18.36
December 31, 2007	42	0	1,974	11,771	25,483	48,266	87,536	24.96
March 31, 2008	34	0	884	3,584	4,170	5,756	14,428	4.11
June 30, 2008	20	0	620	3,221	2,910	2,053	8,824	2.52
September 30, 2008	9	0	1,070	3,634	2,589	3,706	11,008	3.14
December 31, 2008	17	0	1,444	8,238	1,516	258	11,473	3.27
March 31, 2009	1	0	1,301	427	1,447	39	3,215	0.92
June 30, 2009	5	0	933	500	1,267	254	2,959	0.84
September 30, 2009	5	0	104	1,137	1,407	271	2,924	0.83
December 31, 2009	11	2	103	850	1,012	299	2,277	0.65
Thereafter	212	0	648	1,878	6,565	151	9,454	2.70

Total	$532	157	25,700	126,409	119,376	78,582	350,756	100.00%

Percent of total	0.15%	0.04%	7.34%	36.04%	34.03%	22.40%	100.00%

          The following table indicates the amount of the Bank’s certificates of deposit and other deposits by time remaining until maturity as of December 31, 2006.

	Maturity
		Over	Over	Over
	3 Months	3 to 6	6 to 12	12
(Dollars in thousands)	or Less	Months	Months	Months	Total
Certificates of deposit less than $100,000	$34,000	37,138	65,340	40,509	176,987
Certificates of deposit of $100,000 or more	31,452	27,965	81,885	26,050	167,352
Public funds less than $100,000(1)	238	74	291	3	606
Public funds of $100,000 or more(1)	643	721	4,447	0	5,811

Total certificates of deposit	$66,333	65,898	151,963	66,562	350,756
Passbook of $100,000 or more	$13,573	0	0	0	13,573
Accounts of $100,000 or more	$45,668	28,686	86,332	26,050	186,736

(1)	Deposits from governmental and other public entities.
For additional information regarding the composition of the Bank’s deposits, see Note 11 of the Notes to Consolidated Financial Statements in the Annual Report (incorporated by reference in Item 8 of Part II of this Form 10-K). For additional information on certificate maturities and the impact on the Company’s liquidity see “Management’s Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital Resources” of the Annual Report (incorporated by reference in Item 7 of Part II of this Form 10-K).
Borrowings. The Bank’s other available sources of funds include advances from the FHLB and other borrowings. As a member of the FHLB, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions. Consistent with its asset/liability management strategy, the Bank has utilized FHLB advances from time to time to fund loan demand and extend the term to maturity of its liabilities. The Bank also uses short-term FHLB borrowings to offset short term cash needs due to deposit outflows or loan fundings. At December 31, 2006, the Bank had $150.9 million of FHLB advances outstanding. On such date, the Bank had a collateral pledge arrangement with the FHLB of Des Moines pursuant to which the Bank may borrow up to an additional $13.3 million for liquidity purposes. Refer to Note 12 of the Notes to Consolidated Financial Statements in the Annual Report for more information on FHLB advances (incorporated by reference in Item 8 of Part II of this Form 10-K).
The Company had a $5.0 million revolving line of credit established with a bank that was not drawn at December 31, 2006.
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
Competition
The Bank faces strong competition both in originating real estate, commercial and consumer loans and in attracting deposits. Competition in originating loans comes primarily from mortgage bankers, commercial banks, credit unions and other savings institutions, which have offices in the Bank’s market area and those that operate through Internet banking operations throughout the United States. The Bank competes for loans principally on the basis of the interest rates and loan fees it charges, the types of loans it originates and the quality of services it provides to borrowers.
Competition for deposits is principally from mutual funds, securities firms, commercial banks, credit unions and other savings institutions located in the same communities and those that operate through Internet banking operations throughout the United States. The ability of the Bank to attract and retain deposits depends on its ability to provide an investment opportunity that satisfies the requirements of investors as to rate of return, liquidity, risk, convenience and other factors. The Bank competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours and a customer oriented staff.
Other Corporations Owned by the Company
HMN has one other wholly owned subsidiary, SFC, which acts as an intermediary for the Bank in transacting like kind property exchanges for Bank customers.
Employees
At December 31, 2006 the Company had a total of 223 employees, including part-time employees. None of the employees of the Company or its subsidiaries are represented by any collective bargaining unit. Management considers its employee relations to be good.
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
OTS regulations place limits on the Bank’s lending and investment powers. Savings associations are expected to conduct lending activities in a prudent, safe and sound manner. OTS regulations set aggregate limits on certain types of loans including commercial, commercial real estate, and consumer loans. OTS regulations also establish limits on loans to a single borrower. As of December 31, 2006, the Bank’s lending limit to one borrower was approximately $13.7 million. A federal savings association generally may not invest in noninvestment-grade debt securities. A federal savings association may establish subsidiaries to conduct any activity the association is authorized to conduct and may establish service corporation subsidiaries for limited preapproved activities.
Qualified Thrift Lender Test. Savings associations, including the Bank, must be qualified thrift lenders (QTLs). A savings association generally satisfies the QTL requirement if at least 65% of a specified asset base consists of things such as loans to small businesses and loans to purchase or improve domestic residential real estate. Savings associations may qualify as QTLs in other ways. Savings associations that do not qualify as QTLs are subject to significant restrictions on their operations. If the Bank fails to meet QTL requirements the Bank and HMN would face certain limitations, including limits on HMN’s ability to control non-financial firms. As of December 31, 2006, the Bank met the QTL test.
OTS Assessments. HOLA authorizes the OTS to charge assessments to recover the costs of examining savings associations, holding companies, and their affiliates. The assessment is done semi-annually. The OTS bases the assessment on three factors: 1) asset size; 2) condition; and 3) complexity of the institution. The Bank’s and Holding Company’s OTS assessments for the year ended December 31, 2006, were approximately $217,000.
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
Dividend Restrictions. Federal law limits the ability of a depository institution, such as the Bank, to pay dividends or make other capital distributions. The Bank, as a subsidiary of a savings and loan holding company, must file a notice with the OTS before payment of a dividend or approval of a proposed capital distribution by its board of directors and must obtain prior approval from the OTS if it fails to meet certain regulatory conditions. The Bank declared and distributed dividends to HMN of $8.0 million in 2006.
Deposit Insurance
The FDIC insures the deposits of the Bank through the Deposit Insurance Fund (DIF). The DIF is funded by assessments of FDIC members such as the Bank. The FDIC applies a risk-based system for setting deposit insurance assessments. Under the risk-based assessment system, an institution’s insurance assessments vary according to the level of capital the institution holds and the degree to which it is the subject of supervisory concern. In addition, regardless of the potential risk to the DIF, federal law requires the FDIC to establish assessment rates that will maintain DIF’s ratio of reserves to insured deposits at a ratio, determined by the FDIC, of between $1.15 and $1.50 per $100. During 2006, the assessment rate for deposits ranged from zero to 0.27 basis points on covered deposits. The Bank qualified for the lowest rate and thus paid $0 in 2006. In 2007, the assessment rate for deposits will range from 5 and 43 basis points for every $100 of qualifying deposits. Many financial institution will be eligible for a one-time credit against the 2007 assessment which will offset some, or all of the assessment. The Bank anticipates that it will be eligible for the one-time credit of $663,000.
In addition to deposit insurance assessments, the FDIC is authorized to collect assessments against insured deposits to be paid to the Financing Corporation (FICO) to service FICO debt incurred in the 1980s. The FICO assessment rate is adjusted quarterly. In 2006 the Bank paid an assessment of approximately $92,000.

Capital Requirements
The federal bank regulatory agencies, including the OTS, have a risk-based capital framework in place. The regulators use a combination of risk-based guidelines and leverage ratios to evaluate capital adequacy.
The following table sets forth the current regulatory requirement for capital ratios for savings associations as compared with the Bank’s capital ratios at December 31, 2006:

	Core or Tier 1 Capital to		Tangible	Core or Tier 1	Total Capital to
	Adjusted		Capital to	Capital to Risk-	Risk-Weighted
	Total Assets		Assets	Weighted Assets	Assets
Regulatory Minimum	3.00	%(1)	1.50%	4.00%	8.00%

The Bank’s Actual	8.34%		8.34%	10.19%	11.33%

(1)	Savings associations are required to maintain a leverage ratio of 4.00% or more to be considered adequately capitalized.
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
As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines. As of December 31, 2006, the Bank had $8.0 million in FHB stock, which was in compliance with this requirement. The Bank receives dividends on its FHB stock and over the past five calendar years dividends have averaged approximately 3.04% and averaged 3.83% in 2006.
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
Michael McNeil, age 59. Mr. McNeil has been a director of the Company since 1999, the President of the Company since 2000 and the Chief Executive Officer of the Company since 2004. Mr. McNeil has been the President and Chief Executive Officer of the Bank since 1999 and a director of the Bank since 1998. From April 1998 through December 1998, Mr. McNeil was the Senior Vice President of Business Development of the Bank. Prior to joining the Bank, Mr. McNeil was the President and a director of Stearns Bank, N.A. in St. Cloud, Minnesota from 1991 to 1998.
Jon J. Eberle, age 41. Mr. Eberle is Chief Financial Officer, Senior Vice President and Treasurer of the Company and the Bank. Mr. Eberle has held such positions since 2003. Prior to that he served as a Vice President since 2000 and as the Controller since 1998. From 1994 to 1998, he served as the Director of Internal Audit for the Company and the Bank.
Dwain C. Jorgensen, age 58. Mr. Jorgensen has served as Senior Vice President of Operations of the Company and the Bank since 1998. From 1989 to 1998, he served as Vice President, Controller and Chief Accounting Officer of the Company and the Bank. From 1983 to 1989, Mr. Jorgensen was an Assistant Vice President and Operations Officer for the Bank.
Susan K. Kolling, age 55. Ms. Kolling has been a director of the Company since 2001. Ms. Kolling served as a Vice President of the Bank from 1992 to 1994 and has served as a Senior Vice President of the Bank since 1995. In addition, from 1997 to 2003, Ms. Kolling was an owner of Kolling Family Corp. which does business as Valley Home Improvement, a retail lumber yard. Ms. Kolling became a director of Kolling Family Corp. in 2004.
Bradley C. Krehbiel, age 48. Mr. Krehbiel is Executive Vice President of the Bank, a position he has held since 2004. Mr. Krehbiel joined the Bank as Vice President of Business Banking in 1998. Prior to his employment at the Bank, Mr. Krehbiel held several positions in the financial services industry, including six years as a private banking consultant.
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
The Company has increased its commercial real estate loan originations, increasing the risk in its loan portfolio.
In order to enhance the yield and shorten the term-to-maturity of its loan portfolio, the Company has expanded its commercial real estate lending during recent years. Commercial real estate lending has increased as a percentage of the Company’s total loan portfolio from 23.9% at December 31, 2002 to 37.5% at December 31, 2006. Much of the increase in the Company’s commercial real estate portfolio over this period has been in land development loans. Commercial real estate loans generally, and especially land development loans, present a higher level of risk than loans secured by one-to-four family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower’s ability to repay the loan may be impaired. In 2006, the Company charged off $7.4 million in commercial loans relating to a real estate and golf course development. If the Company’s commercial real estate loan portfolio fails to perform, the Company’s results of operations and financial condition could be adversely affected.
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
In January 2007, the Company received notification that the Minnesota Department of Revenue was proposing adjustments of $2.2 million to the Company’s 2002 through 2004 Minnesota state tax liability. The proposed adjustments relate to the tax treatment of the inter-company dividends paid to the Bank by Home Federal Holding. The Company intends to challenge the proposed adjustments. A tax exposure reserve has been established based on a range of probable outcomes, however, the final liability may exceed the amount of the reserve. If the final resolution of the proposed adjustment exceeds the tax exposure reserve established by the Company, the Company’s results of operations could be adversely affected.
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
The Company faces significant competition both in attracting deposits and in the origination of loans, as described under the heading “Business — Competition.” Mortgage bankers, commercial banks, credit unions and other savings institutions, which have offices in the Bank’s market area have historically provided most of the Company’s competition for deposits; however, the Company also competes with financial institutions that operate through Internet banking operations throughout the United States. In addition, and particularly in times of high interest rates, the Company faces additional and significant competition for funds from money market and mutual funds, securities firms, commercial banks, credit unions and other savings institutions located in the same communities and those that operate through Internet banking operations throughout the United States. Many competitors have substantially greater financial and other resources than the Company. Moreover, the Company may face increased competition in the origination of loans if competing thrift institutions convert to stock form, because such converting thrifts would likely seek to invest their new capital into loans. Finally, credit unions do not pay federal or state income taxes and are subject to fewer regulatory constraints than savings banks and as a result, they may enjoy a competitive advantage over the Company. The Bank competes for loans principally on the basis of the interest rates and loan fees it charges, the types of loans it originates and the quality of services it provides to borrowers. This advantage places significant competitive pressure on the prices of loans and deposits.
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
Because of the limited size of the Company, losses on a few large loans or lending relationships can cause significant volatility in earnings.
Due to the Company’s limited size, individual loan values can be large relative to the Company’s earnings for a particular period. If one or a few relatively large loans become non-performing in a period and the Company is required to increase its loss reserves, or to write off principal or interest relative to such loans, the operating results of that period could be significantly adversely affected. The effect on results of operations for any given period from a change in the performance of a small number of loans may be disproportionately larger than the impact of such loans on the quality of the Company’s overall loan portfolio. In each of the third and fourth quarters of 2006, the Company incurred losses on individual loans or lending relationships that significantly impacted operating results for the relevant periods.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The Company leases the corporate office in Rochester, Minnesota and owns the buildings and land for 9 of its 12 full service branches. The remaining three full service branches are leased, as well as the Eagle Crest Capital Bank locations. The Bank uses all properties and they are all located in Minnesota, except for two full service branches located in Iowa.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The information on page 20 under the caption “Dividends”, page 42 in paragraphs 1, 2, 3, 5 and 6 under the caption “Note 17 Stockholders’ Equity”, and page 52 under the caption “Common Stock Information” and the inside back cover page of the Annual Report to Security Holders for the year ended December 31, 2006 is incorporated herein by reference.
Set forth below is information concerning purchases of the Company’s common stock made by or on behalf of the Company during the quarter ended December 31, 2006:

			(c) Total Number
			of Shares (or	(d) Maximum Number (or
		(b) Average	Units) Purchased	Approximate Dollar Value) of
	(a) Total Number of	Price Paid per	as Part of Publicly	Shares (or Units) that May
	Shares (or Units)	Share (or	Announced Plans	Yet Be Purchased Under the
Period	Purchased	Unit)	or Programs	Plans or Programs

October 1 through October 31, 2006	30,000	$33.55	30,000	82,000
November 1 through November 30, 2006	0	0	0	82,000
December 1 through December 31, 2006	0	0	0	82,000

Total	30,000	$33.55	30,000

On February 24, 2004, the Company announced a program to repurchase up to 350,000 shares of the Company’s common stock. As of December 31, 2006, there were 82,000 shares authorized for repurchase under the stock repurchase program, which was set to expire on February 25, 2007. On January 23, 2007, the Company’s Board of Directors extended the stock repurchase program to July 23, 2008 and increased the number of shares authorized for future repurchases to 300,000 shares.
STOCKHOLDER RETURN PERFORMANCE PRESENTATION
The following graph compares the total cumulative stockholders’ return on the Company’s Common Stock to the NASDAQ U.S. Stock Index (“NASDAQ Composite”), which includes all NASDAQ traded stocks of U.S. companies, the SNL Bank NASDAQ Index, and the SNL Securities Midwest Thrift Index (the “SNL Midwest Index”), which includes publicly traded financial institutions located in selected Midwestern states with assets of $500 million to $1 billion, for the period of December 31, 2001 through December 31, 2006. Those Midwestern states include Indiana, Minnesota, Missouri, Ohio and South Dakota. The graph assumes that $100 was invested on December 31, 2001 and that all dividends were reinvested. The index was changed from the customized SNL Midwest Index to the SNL Bank NASDAQ Index in 2006 as the SNL Bank NASDAQ Index is more readily available.

Total Return Performance

	Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06

HMN Financial, Inc.	100.00	113.02	169.52	237.34	218.57	263.24
NASDAQ Composite	100.00	68.76	103.67	113.16	115.57	127.58
SNL Bank NASDAQ Index	100.00	102.85	132.76	152.16	147.52	165.62
SNL Midwest Index	100.00	126.11	171.38	193.64	193.66	195.18
ITEM 6. SELECTED FINANCIAL DATA
The information on page 5 under the caption “Five Year Consolidated Financial Highlights” of the Annual Report to Security Holders for the year ended December 31, 2006 is incorporated herein by reference.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information on pages 6 through 23 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, other than the section captioned “Market Risk”, of the Annual Report to Security Holders for the year ended December 31, 2006 is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The information on pages 21 through 23 under the captions “Market Risk” and “Asset/Liability Management” of the Annual Report to Security Holders for the year ended December 31, 2006 is incorporated herein by reference.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements (including the notes to the financial statements) on pages 24 through 48, other than the sections captioned “Other Financial Data” and “Common Stock Information”, of the Annual Report to Security Holders for the year ended December 31, 2006 is incorporated herein by reference.
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
Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of

Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under this framework, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006.
Attestation Report of the Registered Public Accounting Firm. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report that follows:
Report of Independent Registered Public Accounting Firm
The Board of Directors
HMN Financial, Inc.:
We have audited management’s assessment, included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting”, that HMN Financial, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). HMN Financial, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that HMN Financial, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, HMN Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal

Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of HMN Financial Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 1, 2007 expressed an unqualified opinion on those consolidated financial statements.
KPMG LLP
Minneapolis, Minnesota
March 1, 2007
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
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information required by this Item is incorporated by reference from the information under the caption “Executive Officers” in Part I of this report and under the captions “Director Nominees,” “Directors continuing in office after Annual Meeting,” “Directors Emeritus,” “Board Meetings and Committees” (excluding any information not related to the audit committee) and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Company’s fiscal year ended December 31, 2006.
The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial and accounting officer, controller and other persons performing similar functions. The Company has posted the Code of Ethics on its website located at www.hmnf.com. The Company intends to post on its website any amendment to, or waiver from, a provision of the Code of Ethics that applies to its principal executive officer, principal financial and accounting officer, controller or other persons performing similar functions within five business days following the date of such amendment or waiver.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from the information under the caption “Executive Compensation” (excluding information under caption “Compensation Committee Report on Executive Compensation”), “Compensation Committee Interlocks and Insider Participation” and “Director Compensation”

in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Company’s fiscal year ended December 31, 2006.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference from the information under the captions “Security Ownership of Management and Certain Beneficial Owners” in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Company’s fiscal year ended December 31, 2006.
The following table provides information as of December 31, 2006 for compensation plans under which equity securities may be issued.

	(a)	(b)	(c)
	Number of Securities to be	Weighted-average	Number of securities remaining
	issued upon exercise of	exercise price of	available for future issuance under
	outstanding options,	outstanding options,	equity compensation plans (excluding
Plan Category	warrants and rights	warrants and rights	securities reflected in column (a)) (1)
Equity compensation plans approved by stockholders	356,181	$16.55	154,127
Equity compensation plans not approved by stockholders	0	0	0

Total	356,181	$16.55	154,127

(1)	Includes securities available for future issuance under stockholder approved compensation plans other than upon the exercise of an option, warrant or right, as follows: 154,127 shares under the Company’s 2001 Omnibus Stock Plan.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by this Item is incorporated by reference from the information under the captions “Certain Transactions” in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Company’s fiscal year ended December 31, 2006.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference from the information under the caption “Independent Auditor Fees” in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Company’s fiscal year ended December 31, 2006.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
1.	Financial Statements
The following financial statements appearing in the Company’s Annual Report to Security Holders for the year ended December 31, 2006, are incorporated herein by reference.

Pages in
Annual Report Section	2006 Annual Report
Consolidated Balance Sheets —
December 31, 2006 and 2005	24

Consolidated Statements of Income —
Each of the Years in the Three-Year Period Ended December 31, 2006	25

Consolidated Statements of Stockholders’ Equity and Comprehensive Income —
Each of the Years in the Three-Year Period Ended December 31, 2006	26

Consolidated Statements of Cash Flows —
Each of the Years in the Three-Year Period Ended December 31, 2006	27

Notes to Consolidated Financial Statements	28

Report of Independent Registered Public Accounting Firm	49
2.	Financial Statement Schedules
All financial statement schedules have been omitted as this information is not required under the related instructions, is not applicable or has been included in the Notes to Consolidated Financial Statements.

3. Exhibits

Exhibit
Number	Exhibit
3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated By-laws (2)

4	Form of Common Stock Certificate (3)

10.1†	Change in Control Agreement with Michael McNeil dated as of March 1, 2004(4)

10.2†	Employment Agreement with Michael McNeil dated as of January 1, 2002 (5)

10.3†	Form of Change in Control Agreement with executive officers (6)

10.4†	Directors Deferred Compensation Plan (7)

10.5†	Amended and Restated HMN Financial, Inc. Stock Option and Incentive Plan dated July 29, 1998 (8)

10.6†	HMN Financial, Inc. 2001 Omnibus Stock Plan (9)

10.7†	Form of Incentive Stock Option Agreement for HMN Financial, Inc. 2001 Omnibus Stock (10)

10.8†	Form of Non-Statutory Stock Option Agreement for HMN Financial, Inc. 2001 Omnibus Stock (11)

10.9†	Form of Restricted Stock Agreement for HMN Financial, Inc. 2001 Omnibus Stock*

10.10†	Description of Michael McNeil 2007 Bonus Plan (12)

13	Portions of Annual Report to Security Holders incorporated by reference*

14	Code of Business Conduct and Ethics(13)

21	Subsidiaries of Registrant*

23	Consent of KPMG LLP*

24	Powers of Attorney (included with signatures to this Annual Report on Form 10-K)*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*

32	Section 1350 Certifications*

†	Management contract or compensatory arrangement

*	Filed herewith

1	Incorporated by reference to Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1998 (File No. 0-24100).

2	Incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated February 22, 2005, filed on February 23, 2005 (File No. 0-24100).

3	Incorporated by reference to the same numbered exhibit to the Company’s Registration Statement on Form S-1 dated April 1, 1994 (File No. 33-77212).

4	Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2004 (File No. 0-24100).

5	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 (File No. 0-24100).

6	Incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 (File No. 0-24100).

7	Incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 1994 (File No. 0-24100).

8	Incorporated by reference to Exhibit 10.1(b) to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1998 (File No. 0-24100).

9	Incorporated by reference to Exhibit B to the Company’s Proxy Statement for its Annual Meeting of Stockholders held on April 24, 2001 (File no. 0-24100).

10	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004 (File No. 0-24100).

11	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004 (File No. 0-24100).

12	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 22, 2007, filed on January 26, 2007 (File No. 0-24100).

13	Incorporated by reference to Exhibit 14 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005 (File No. 0-24100).

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HMN FINANCIAL, INC.
Date: March 1, 2007	By:	/s/ Michael McNeil
Michael McNeil,
President and Chief Executive Officer

     Each of the undersigned hereby appoints Michael McNeil and Jon J. Eberle, and each of them (with full power to act alone), as attorneys and agents for the undersigned, with full power of substitution, for and in the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission under the Securities Act of 1934, as amended, any and all amendments and exhibits to this Annual Report on Form 10-K and any and all applications, instruments, and other documents to be filed with the Securities and Exchange Commission pertaining to this Annual Report on Form 10-K or any amendments thereto, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary or desirable. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 1, 2007.

Name	Title
/s/ Michael McNeil	President, Chief Executive Officer and
Michael McNeil	Director (Principal Executive Officer)

Senior Vice President,
/s/ Jon J. Eberle	Chief Financial Officer and Treasurer
Jon J. Eberle	(Principal Financial and Accounting Officer)

/s/ Timothy R. Geisler	Chairman of the Board
Timothy R. Geisler

/s/ Allan R. DeBoer	Director
Allan R. DeBoer

/s/ Duane D. Benson	Director
Duane D. Benson

/s/ Michael J. Fogarty	Director
Michael J. Fogarty

/s/ Karen L. Himle	Director
Karen L. Himle

/s/ Susan K. Kolling	Director
Susan K. Kolling

/s/ Malcolm W. McDonald	Director
Malcolm W. McDonald

/s/ Mahlon C. Schneider	Director
Mahlon C. Schneider

INDEX TO EXHIBITS

Exhibit
Number	Exhibit	Filing Status
3.1	Amended and Restated Certificate of Incorporation	Incorporated by Reference

3.2	Amended and Restated By-laws	Incorporated by Reference

4	Form of Common Stock Certificate	Incorporated by Reference

10.1	Change in Control Agreement with Michael McNeil dated as of March 1, 2004	Incorporated by Reference

10.2	Employment Agreement with Michael McNeil dated as of January 1, 2002	Incorporated by Reference

10.3	Form of Change in Control Agreement with executive officers	Incorporated by Reference

10.4	Directors Deferred Compensation Plan	Incorporated by Reference

10.5	Amended and Restated HMN Financial, Inc. Stock Option and Incentive Plan dated July 29, 1998	Incorporated by Reference

10.6	HMN Financial, Inc. 2001 Omnibus Stock Plan	Incorporated by Reference

10.7	Form of Incentive Stock Option Agreement for HMN Financial, Inc. 2001 Omnibus Stock	Incorporated by Reference

10.8	Form of Non-Statutory Stock Option Agreement for HMN Financial, Inc. 2001 Omnibus Stock	Incorporated by Reference

10.9	Form of Restricted Stock Agreement for HMN Financial, Inc. 2001 Omnibus Stock	Filed Electronically

10.10	Description of Michael McNeil 2007 Bonus Plan	Incorporated by Reference

13	Portions of Annual Report to Security Holders incorporated by reference	Filed Electronically

14	Code of Business Conduct and Ethics	Incorporated by Reference

21	Subsidiaries of Registrant	Filed Electronically

23	Consent of KPMG LLP	Filed Electronically

24	Powers of Attorney	Included with Signatures

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically

32	Section 1350 Certifications	Filed Electronically