Form 10-Q
period 2007-03-31
HMN FINANCIAL INC
filed 2007-05-04
CIK 921183

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2007

     OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) FOR THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 0-24100

                               HMN FINANCIAL, INC.
             (Exact name of Registrant as specified in its Charter)

                 Delaware                                       41-1777397
       (State or other jurisdiction                          (I.R.S. Employer
     of incorporation or organization)                    Identification Number)

1016 Civic Center Drive N.W., Rochester, MN                        55901
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

     Yes [ ]   No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

            Class                                 Outstanding at April 19 , 2007
            -----                                 ------------------------------
Common stock, $0.01 par value                                4,307,169

                               HMN FINANCIAL, INC.
                                    CONTENTS

                                                                            Page
                                                                            ----
                         PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements (unaudited)

         Consolidated Balance Sheets at March 31, 2007 and
         December 31, 2006                                                    3

         Consolidated Statements of Income for the Three Months Ended
         March 31, 2007 and 2006                                              4

         Consolidated Statement of Stockholders' Equity and
         Comprehensive Income for the Three Month Period Ended
         March 31, 2007                                                       5

         Consolidated Statements of Cash Flows for the Three Months
         Ended March 31, 2007 and 2006                                        6

         Notes to Consolidated Financial Statements                           7

Item 2:  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           13

Item 3:  Quantitative and Qualitative Disclosures about Market
         Risk Discussion included in  Item 2 under Market Risk               18

Item 4:  Controls and Procedures                                             20

                           PART II - OTHER INFORMATION

Item 1:  Legal Proceedings                                                   21

Item 1A: Risk Factors                                                        21

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds         21

Item 3:  Defaults Upon Senior Securities                                     21

Item 4:  Submission of Matters to a Vote of Security Holders                 21

Item 5:  Other Information                                                   21

Item 6:  Exhibits                                                            21

Signatures                                                                   22

PART I - FINANCIAL INFORMATION

ITEM 1 : FINANCIAL STATEMENTS

                      HMN FINANCIAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                        March 31,    December 31,
(dollars in thousands)                                                     2007          2006
                                                                       -----------   ------------
                                                                       (unaudited)
                               ASSETS
Cash and cash equivalents...........................................    $   85,633       43,776
Securities available for sale:
   Mortgage-backed and related securities
      (amortized cost $11,445 and $6,671)...........................        11,110        6,178
   Other marketable securities
      (amortized cost $179,694 and $119,940)........................       179,931      119,962
                                                                        ----------      -------
                                                                           191,041      126,140
                                                                        ----------      -------
Loans held for sale.................................................         1,412        1,493
Loans receivable, net...............................................       798,502      768,232
Accrued interest receivable.........................................         6,206        5,061
Real estate, net....................................................         5,127        2,072
Federal Home Loan Bank stock, at cost...............................         7,511        7,956
Mortgage servicing rights, net......................................         1,780        1,958
Premises and equipment, net.........................................        11,121       11,372
Goodwill............................................................         3,801        3,801
Core deposit intangible, net........................................            77          106
Prepaid expenses and other assets...................................         1,891        2,943
Deferred tax asset, net.............................................         2,941        2,879
                                                                        ----------      -------
   Total assets.....................................................    $1,117,043      977,789
                                                                        ==========      =======

                LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits............................................................    $  871,929      725,959
Federal Home Loan Bank advances.....................................       140,900      150,900
Accrued interest payable............................................         2,203        1,176
Customer escrows....................................................         1,240          721
Accrued expenses and other liabilities..............................         5,958        5,891
                                                                        ----------      -------
   Total liabilities................................................     1,022,230      884,647
                                                                        ----------      -------
Commitments and contingencies
Stockholders' equity:
   Serial preferred stock ($.01 par value):
      Authorized 500,000 shares; none issued and outstanding........             0            0
   Common stock ($.01 par value):
      Authorized 11,000,000; issued shares 9,128,662................            91           91
Additional paid-in capital..........................................        57,537       57,914
Retained earnings, subject to certain restrictions..................       105,715      103,643
Accumulated other comprehensive loss................................           (59)        (284)
Unearned employee stock ownership plan shares.......................        (4,110)      (4,158)
Treasury stock, at cost 4,821,493 and 4,813,232 shares..............       (64,361)     (64,064)
                                                                        ----------      -------
   Total stockholders' equity .............................. .......        94,813       93,142
                                                                        ----------      -------
Total liabilities and stockholders' equity ................. .......    $1,117,043      977,789
                                                                        ==========      =======

See accompanying notes to consolidated financial statements.

                      HMN FINANCIAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                            ------------------
(dollars in thousands)                                        2007       2006
                                                            -------     ------
Interest income:
   Loans receivable .....................................   $15,745     14,703
   Securities available for sale:
      Mortgage-backed and related .......................       111         71
      Other marketable ..................................     1,896        890
   Cash equivalents .....................................       443        256
   Other ................................................        84         63
                                                            -------     ------
      Total interest income .............................    18,279     15,983
                                                            -------     ------
Interest expense:
   Deposits .............................................     6,877      4,868
   Federal Home Loan Bank advances ......................     1,618      1,726
                                                            -------     ------
      Total interest expense ............................     8,495      6,594
                                                            -------     ------
      Net interest income ...............................     9,784      9,389
Provision for loan losses ...............................       455        515
                                                            -------     ------
      Net interest income after provision for loan
         losses..........................................     9,329      8,874
                                                            -------     ------
Non-interest income:
   Fees and service charges .............................       696        715
   Mortgage servicing fees ..............................       271        303
   Gain on sales of loans ...............................       796        246
   Other ................................................       305        222
                                                            -------     ------
      Total non-interest income .........................     2,068      1,486
                                                            -------     ------
Non-interest expense:
   Compensation and benefits ............................     3,361      3,259
   Occupancy ............................................     1,084      1,100
   Advertising ..........................................       106        131
   Data processing ......................................       295        289
   Amortization of mortgage servicing rights, net .......       182        217
   Other ................................................       922        944
                                                            -------     ------
      Total non-interest expense ........................     5,950      5,940
                                                            -------     ------
      Income before income tax expense ..................     5,447      4,420
Income tax expense ......................................     2,179      1,680
                                                            -------     ------
      Net income ........................................   $ 3,268      2,740
                                                            =======     ======
Basic earnings per share ................................   $  0.87       0.71
                                                            =======     ======
Diluted earnings per share ..............................   $  0.82       0.68
                                                            =======     ======

See accompanying notes to consolidated financial statements.

                      HMN FINANCIAL, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                 FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2007
                                   (unaudited)

                                                                                                     Unearned
                                                                                                     Employee
                                                                                     Accumulated      Stock                  Total
                                                            Additional                  Other       Ownership               Stock-
                                                   Common     Paid-in    Retained   Comprehensive      Plan     Treasury   Holders'
(dollars in thousands)                              Stock     Capital    Earnings        Loss         Shares      Stock     Equity
                                                   ------   ----------   --------   -------------   ---------   --------   --------
Balance, December 31, 2006                            91      57,914      103,643        (284)        (4,158)   (64,064)    93,142
   Net income                                                               3,268                                            3,268
   Other comprehensive income, net of tax:
      Net unrealized gains on securities
         available for sale                                                               225                                  225
                                                                                                                            ------
   Total comprehensive income                                                                                                3,493
   Purchase of treasury stock                                                                                      (997)      (997)
   FIN 48  - Cumulative effect adjustment                                    (250)                                            (250)
   Employee stock options exercised                             (143)                                               231         88
   Tax benefits of exercised stock options                        58                                                            58
   Unearned compensation restricted stock awards                (469)                                               469          0
   Stock compensation benefits                                     7                                                             7
   Amortization of restricted stock awards                        76                                                            76
   Dividends paid                                                            (946)                                            (946)
   Earned employee stock ownership plan shares                    94                                      48                   142
                                                     ---      ------      -------        ----         ------    -------     ------
Balance, March 31, 2007                               91      57,537      105,715         (59)        (4,110)   (64,361)    94,813
                                                     ===      ======      =======        ====         ======    =======     ======

See accompanying notes to consolidated financial statements.

                      HMN FINANCIAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                    Three Months Ended
                                                                                        March 31,
                                                                                   -------------------
(dollars in thousands)                                                                2007       2006
                                                                                   ---------   -------
Cash flows from operating activities:
   Net income ..................................................................   $   3,268     2,740
   Adjustments to reconcile net income to cash provided by operating activities:
      Provision for loan losses ................................................         455       515
      Depreciation .............................................................         483       469
      Amortization of discounts, net ...........................................        (730)     (392)
      Amortization of deferred loan fees .......................................        (208)     (368)
      Amortization of core deposit intangible ..................................          29        29
      Amortization of mortgage servicing rights, net ...........................         182       217
      Capitalized mortgage servicing rights ....................................          (4)      (48)
      Gain on sales of real estate .............................................         (27)       (1)
      Gain on sales of loans ...................................................        (796)     (246)
      Proceeds from sales of real estate .......................................         361        42
      Proceeds from sale of loans held for sale ................................      18,764    14,785
      Disbursements on loans held for sale .....................................      (7,556)  (17,269)
      Amortization of restricted stock awards ..................................          76        41
      Amortization of unearned ESOP shares .....................................          48        48
      Earned employee stock ownership shares priced above original cost ........          94        89
      Stock option compensation ................................................           7        16
      Increase in accrued interest receivable ..................................      (1,145)     (358)
      Increase (decrease) in accrued interest payable ..........................       1,027      (226)
      Decrease (increase) in other assets ......................................         617      (207)
      Increase in other liabilities ............................................          38     1,008
      Other, net ...............................................................         124         0
                                                                                   ---------   -------
         Net cash provided by operating activities .............................      15,107       884
                                                                                   ---------   -------
Cash flows from investing activities:
   Principal collected on securities available for sale ........................         275       173
   Proceeds collected on maturities of securities available for sale ...........      45,000    30,500
   Purchases of securities available for sale ..................................    (109,193)  (34,605)
   Purchases of Federal Home Loan Bank Stock ...................................        (720)        0
   Redemption of Federal Home Loan Bank Stock ..................................       1,165         0
   Net (increase) decrease in loans receivable .................................     (44,351)   16,806
   Purchases of premises and equipment .........................................        (238)     (832)
                                                                                   ---------   -------
         Net cash (used) provided in investing activities ......................    (108,062)   12,042
                                                                                   ---------   -------
Cash flows from financing activities:
   Increase (decrease) in deposits .............................................     146,090    (3,940)
   Purchase of treasury stock ..................................................        (997)     (323)
   Stock options exercised .....................................................          88        49
   Excess tax benefit from options exercised ...................................          58        48
   Dividends to stockholders ...................................................        (946)     (929)
   Proceeds from Federal Home Loan Bank advances ...............................      22,500         0
   Repayment of Federal Home Loan Bank advances ................................     (32,500)        0
   Proceeds from Federal Reserve Bank advances .................................       2,000     1,000
   Repayment of Federal Reserve Bank advances ..................................      (2,000)   (1,000)
   Increase in customer escrows ................................................         519        32
                                                                                   ---------   -------
         Net cash provided (used) by financing activities ......................     134,812    (5,063)
                                                                                   ---------   -------
         Increase in cash and cash equivalents .................................      41,857     7,863
Cash and cash equivalents, beginning of period .................................      43,776    47,269
                                                                                   ---------   -------
Cash and cash equivalents, end of period .......................................   $  85,633    55,132
                                                                                   =========   =======
Supplemental cash flow disclosures:
   Cash paid for interest ......................................................   $   7,468     6,820
   Cash paid for income taxes ..................................................       1,010     1,676
Supplemental noncash flow disclosures:
   Transfer of loans to real estate ............................................       3,507         0
   Loans transferred to loans held for sale ....................................      10,327       844

See accompanying notes to consolidated financial statements.

                      HMN FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

                             MARCH 31, 2007 AND 2006

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

(2) BASIS OF PREPARATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statement of stockholders' equity and comprehensive income and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The statement of income for the three-month period ended March 31, 2007 is not necessarily indicative of the results which may be expected for the entire year.

Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform with the current period presentation.

(3) NEW ACCOUNTING STANDARDS

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 requires companies to recognize in their financial statements the impact of a tax position, taken or expected to be taken, if it is more likely than not that the position will be sustained on audit based on the technical merits of the position. The Interpretation requires the use of a cumulative probability methodology to determine the amounts and probabilities of all of the possible outcomes that could be realized upon the ultimate settlement of a tax position using the facts, circumstances, and information available at the reporting date. It also requires that interest expense be accrued on the difference between the tax position recognized in accordance with the Interpretation and the amount previously taken or expected to be taken in a tax return. The provisions of FIN 48 were adopted by the Company on January 1, 2007 and as a result, the Company recognized an increase in its liability recorded for tax exposure reserves. See
Note 12 Income Taxes for additional FIN 48 disclosures.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115. This Statement permits entities to measure many financial instruments and other items at fair value and most of the provisions of the Statement apply only to entities that elect the fair value option. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. Early adoption is permitted as of the beginning of a fiscal year that begins prior to the effective date, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The impact of adopting SFAS No. 159 on January 1, 2008 is not anticipated to have a material impact on the Company's financial statements.

(4) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company has commitments outstanding to extend credit to future borrowers that had not closed prior to the end of the quarter. The Company intends to sell these commitments which are referred to as its mortgage pipeline. As commitments to originate or purchase loans enter the mortgage pipeline, the Company generally enters into commitments to sell the loans into the secondary market on a firm commitment or best efforts basis. The commitments to originate, purchase or sell loans on a firm commitment basis are derivatives. As a result of marking to market the mortgage pipeline and the related firm commitments to sell for the period ended March 31, 2007, the Company recorded an increase in other liabilities of $29,000 and a loss in the gain on sales of loans of $29,000.

The current commitments to sell loans held for sale are derivatives that do not qualify for hedge accounting. As a result, these derivatives are marked to market and the related loans held for sale are recorded at the lower of cost or market at March 31, 2007. The Company recorded a decrease in loans held for sale of $24,000 and an increase in other assets of $24,000 due to the mark to market adjustment on the commitments to sell loans held for sale.

(5) COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity during a period from transactions and other events from nonowner sources. Comprehensive income is the total of net income and other comprehensive income, which for the Company is comprised of unrealized gains and losses on securities available for sale. The components of other comprehensive income and the related tax effects were as follows:

                                             For the period ended March 31,
                                  ---------------------------------------------------
                                            2007                       2006
                                  ------------------------   ------------------------
                                  Before     Tax    Net of   Before     Tax    Net of
(Dollars in thousands)              tax    effect     tax      tax    effect     tax
                                  ------   ------   ------   ------   ------   ------
Securities available for sale:
   Net unrealized gains arising
      during the period            $373      148      225      230       91      139
                                   ----      ---      ---      ---      ---      ---
Other comprehensive income         $373      148      225      230       91      139
                                   ====      ===      ===      ===      ===      ===

(6) SECURITIES AVAILABLE FOR SALE

The following table shows the gross unrealized losses and fair value for the securities available for sale portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2007.

                               Less than twelve months              Twelve months or more                 Total
                         ----------------------------------   ---------------------------------   --------------------
                             # of        Fair    Unrealized       # of       Fair    Unrealized     Fair    Unrealized
(Dollars in thousands)   Investments    Value      Losses     Investments    Value     Losses      Value      Losses
                         -----------   -------   ----------   -----------   ------   ----------   -------   ----------
Mortgage backed
   securities:
   FHLMC                       0       $     0        0            2        $2,732      (196)       2,732      (196)
   FNMA                        0             0        0            3         3,116      (190)       3,116      (190)
Other marketable debt
   securities:
   FNMA                        8        44,543      (26)           0             0         0       44,543       (26)
   FHLMC                       2         9,871       (5)           0             0         0        9,871        (5)
   FHLB                        7        44,817      (41)           0             0         0       44,817       (41)
                             ---       -------      ---          ---        ------      ----      -------      ----
Total temporarily
   impaired securities        17       $99,231      (72)           5        $5,848      (386)     105,079      (458)
                             ===       =======     ====          ===        ======      ====      =======      ====

These fixed rate investments are temporarily impaired due to changes in interest rates and the Company has the ability and intent to hold to maturity or until the temporary loss is recovered. Mortgage backed securities in the table above had an average life of less than nine years and the other marketable securities had an average life of less than one year at March 31, 2007.

(7) INVESTMENT IN MORTGAGE SERVICING RIGHTS

A summary of mortgage servicing activity is as follows:

                                           Three months      Twelve months      Three months
                                               ended             ended              ended
(Dollars in thousands)                    March 31, 2007   December 31, 2006   March 31, 2006
                                          --------------   -----------------   --------------
Mortgage servicing rights:
   Balance, beginning of period .......       $1,958             2,654             2,654
   Originations .......................            4               152                48
   Amortization .......................         (182)             (848)             (217)
                                              ------             -----             -----
   Balance, end of period .............        1,780             1,958             2,485
                                              ------             -----             -----
   Mortgage servicing rights, net .....       $1,780             1,958             2,485
                                              ======             =====             =====
   Fair value of mortgage servicing
      rights ..........................       $3,809             3,823             4,420
                                              ======             =====             =====

All of the loans being serviced were single family loans serviced for the Federal National Mortgage Association (FNMA) under the mortgage-backed security program or the individual loan sale program. The following is a summary of the risk characteristics of the loans being serviced at March 31, 2007.

                                               Weighted    Weighted
                                      Loan      Average    Average
                                   Principal   Interest   Remaining    Number
(Dollars in thousands)              Balance      Rate        Term     of Loans
                                   ---------   --------   ---------   --------
Original term 30 year fixed rate    $197,842     5.93%       321        1,755
Original term 15 year fixed rate     170,004     5.27%       139        2,335
Adjustable rate                        4,095     5.70%       312           38

(8) INTANGIBLE ASSETS

The gross carrying amount of intangible assets and the associated accumulated amortization at March 31, 2007 is presented in the table below. Amortization expense for intangible assets was $182,000 for the period ended March 31, 2007.

                                 Gross                   Unamortized
                               Carrying    Accumulated    Intangible
(Dollars in thousands)          Amount    Amortization      Assets
                               --------   ------------   -----------
Amortized intangible assets:
   Mortgage servicing rights    $4,077       (2,297)        1,780
   Core deposit intangible       1,567       (1,490)           77
                                ------       ------         -----
      Total                     $5,644       (3,787)        1,857
                                ======       ======         =====

The following table indicates the estimated future amortization expense for amortized intangible assets:

                           Mortgage      Core
                          Servicing     Deposit
(Dollars in thousands)      Rights    Intangible   Total
                          ---------   ----------   -----
Year ended December 31,
2007                         $445         77        522
2008                          552          0        552
2009                          406          0        406
2010                          221          0        221
2011                          107          0        107

Projections of amortization are based on existing asset balances and the existing interest rate environment as of March 31, 2007. The Company's actual experience may be significantly different depending upon changes in mortgage interest rates and other market conditions.

(9) EARNINGS PER SHARE

The following table reconciles the weighted average shares outstanding and the income available to common shareholders used for basic and diluted EPS:

                                                         Three months ended
                                                              March 31,
                                                       ----------------------
                                                          2007         2006
                                                       ----------   ---------
Weighted average number of common shares outstanding
   used in basic earnings per common share
   calculation                                          3,775,843   3,839,874
Net dilutive effect of:
   Options                                                172,043     168,074
   Restricted stock awards                                 19,541      12,877
                                                       ----------   ---------
Weighted average number of shares outstanding
   adjusted for effect of dilutive securities           3,967,427   4,020,825
                                                       ==========   =========
Income available to common shareholders                $3,268,000   2,740,000
Basic earnings per common share                        $     0.87        0.71
Diluted earnings per common share                      $     0.82        0.68

(10) REGULATORY CAPITAL

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Tier I or Core capital, and Risk-based capital (as defined in the regulations) to total assets (as defined). Management believes, as of March 31, 2007, that the Bank meets all capital adequacy requirements to which it is subject.

Management believes that based upon the Bank's capital calculations at March 31, 2007 and other conditions consistent with the Prompt Corrective Actions Provisions of the OTS regulations, the Bank would be categorized as well capitalized.

On March 31, 2007 the Bank's tangible assets and adjusted total assets were $1.1 billion and its risk-weighted assets were $844 million. The following table presents the Bank's capital amounts and ratios at March 31, 2007 for actual capital, required capital and excess capital including ratios in order to qualify as being well capitalized under the Prompt Corrective Actions regulations.

                                                                                                                     To Be Well
                                                                                                                     Capitalized
                                                                         Required to be                             Under Prompt
                                                                           Adequately                                Corrective
                                                       Actual             Capitalized         Excess Capital     Actions Provisions
                                                -------------------   -------------------   ------------------   ------------------
                                                           Percent               Percent              Percent              Percent
                                                             of                    of                   of                   of
(Dollars in thousands)                           Amount   Assets(1)   Amount   Assets (1)   Amount   Assets(1)   Amount   Assets(1)
                                                -------   ---------   ------   ----------   ------   ---------   ------   ---------
Bank stockholder's equity ...................   $90,278
Less:
   Net unrealized losses on certain
      securities available for sale .........        59
   Goodwill and core deposit intangible .....    (3,878)
   Disallowed servicing and tax assets ......    (2,519)
                                                -------
                                                 83,940
Tier I or core capital
   Tier I capital to adjusted total assets ..                7.58%    44,295      4.00%     39,646     3.58%     55,369      5.00%
   Tier I capital to risk-weighted assets ...                9.95%    33,750      4.00%     50,191     5.95%     50,625      6.00%
Plus:
Allowable allowance for loan losses .........     9,404
                                                -------
Risk-based capital ..........................   $93,344               67,501                25,844               84,376
                                                =======
Risk-based capital to risk-weighted assets ..               11.06%                8.00%                3.06%                10.00%

(1) Based upon the Bank's adjusted total assets for the tangible and core capital ratios and risk-weighted assets for the risk-based capital ratio.

The tangible capital of the Bank was in excess of the minimum 2% required at March 31, 2007 but is not reflected in the table above.

(11) COMMITMENTS AND CONTINGENCIES

The Bank issued standby letters of credit which guarantee the performance of customers to third parties. The standby letters of credit issued and available at March 31, 2007 were approximately $13.0 million, expire over the next two years, and are collateralized primarily with commercial real estate mortgages. Since the conditions under which the Bank is required to fund the standby letters of credit may not materialize, the cash requirements are expected to be less than the total outstanding commitments.

In February 2007, the Minnesota Department of Revenue (MDR) assessed a deficiency of $2.2 million against the Company's 2002 through 2004 Minnesota state tax payments. The deficiency relates to the tax treatment of the inter-company dividends paid to the Bank by a former subsidiary of the Company. The Company filed a Notice of Appeal in the Minnesota Tax Court challenging that assessment on March 2, 2007. The MDR has not yet filed a response to the Notice of Appeal.

(12) INCOME TAXES

On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). Implementation of FIN 48 resulted in a $250,000 cumulative effect adjustment to retained earnings as of the date of adoption. At January 1, 2007, the total amount of unrecognized tax benefits was $600,000, of which $390,000 related to tax benefits that if recognized, would impact the annual effective tax rate. We recognize both interest and penalties as a component of income tax expense. The liability for unrecognized tax benefits includes $69,000 of interest and no penalties. It is reasonably possible that the total unrecognized tax benefit as of January 1, 2007 could increase by $1.6 million or be reduced to zero within the next 12 month period. It is also reasonably possible that any benefit may be substantially offset by new matters arising during this same period. The Company files consolidated federal and state income tax returns. With few exceptions, we are not subject to federal income tax examinations for taxable years prior to 2003, or state examinations prior to 2002.

The adoption of FIN 48 may result in increased volatility to our annual effective tax rate because FIN 48 requires that any change in judgment or change in measurement of a tax position taken in a prior annual period be recognized as a discrete event in the period in which it occurs. The impact to the rate in the first quarter amounted to a $9,000 increase in income tax expense.

(13) BUSINESS SEGMENTS

The Bank has been identified as a reportable operating segment in accordance with the provisions of SFAS No. 131. SFC and HMN did not meet the quantitative thresholds for determining reportable segments and therefore are included in the "Other" category.

The Company evaluates performance and allocates resources based on the segments net income. Each corporation is managed separately with its own officers and board of directors, some of whom may overlap between the corporations.

The following table sets forth certain information about the reconciliations of reported profit or loss and assets for each of the Company's reportable segments.

                                                   Home
                                                  Federal
                                                  Savings                            Consolidated
(Dollars in thousands)                             Bank       Other   Eliminations       Total
                                                ----------   ------   ------------   ------------
AT OR FOR THE QUARTER ENDED MARCH 31, 2007:
   Interest income - external customers......   $   18,258       21           0          18,279
   Non-interest income - external customers..        2,064        0           0           2,064
   Earnings on limited partnerships..........            4        0           0               4
   Intersegment interest income..............            0       41         (41)              0
   Intersegment non-interest income..........           44    3,325      (3,369)              0
   Interest expense..........................        8,536        0         (41)          8,495
   Amortization of mortgage servicing
      rights, net............................          182        0           0             182
   Other non-interest expense................        5,641      170         (43)          5,768
   Income tax expense (benefit)..............        2,229      (50)          0           2,179
   Net income................................        3,327    3,267      (3,326)          3,268
   Goodwill..................................        3,801        0           0           3,801
   Total assets..............................    1,112,136   95,417     (90,510)      1,117,043

AT OR FOR THE QUARTER ENDED MARCH 31, 2006:
   Interest income - external customers......   $   15,940       43           0          15,983
   Non-interest income - external customers..        1,493        0           0           1,493
   Losses on limited partnerships............           (7)       0           0              (7)
   Intersegment non-interest income..........           34    2,808      (2,842)              0
   Interest expense..........................        6,594        0           0           6,594
   Amortization of mortgage servicing
      rights, net............................          217        0           0             217
   Other non-interest expense................        5,599      157         (33)          5,723
   Income tax expense (benefit)..............        1,725      (45)          0           1,680
   Net income................................        2,810    2,739      (2,809)          2,740
   Goodwill..................................        3,801        0           0           3,801
   Total assets..............................      985,107   93,269     (88,392)        989,984

                               HMN FINANCIAL, INC.

       ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

This quarterly Report and other reports filed by the Company with the Securities and Exchange Commission may contain "forward-looking" statements that deal with future results, plans or performance. In addition, the Company's management may make such statements orally to the media, or to securities analysts, investors or others. Forward-looking statements deal with matters that do not relate strictly to historical facts. Words such as "anticipate", "believe", "expect", "intend", "would", "could" and similar expressions, as they relate to us, are intended to identify such forward-looking statements. The Company's future results may differ materially from historical performance and forward-looking statements about the Company's expected financial results or other plans are subject to a number of risks and uncertainties. These include but are not limited to possible legislative changes and adverse economic, business and competitive developments such as shrinking interest margins; deposit outflows; reduced demand for financial services and loan products; changes in accounting policies and guidelines, or monetary and fiscal policies of the federal government; changes in credit and other risks posed by the Company's loan and investment portfolios; changes in loan repayment and prepayment patterns; changes in loan terms and conditions; technological, computer-related or operational difficulties; adverse changes in securities markets; results of litigation or other significant uncertainties. For additional discussion of the risks and uncertainties applicable to the Company, see the "Risk Factors" section of the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

GENERAL

The earnings of the Company are primarily dependent on the Bank's net interest income, which is the difference between interest earned on loans and investments, and the interest paid on interest-bearing liabilities such as deposits and Federal Home Loan Bank (FHLB) advances. The difference between the average rate of interest earned on assets and the average rate paid on liabilities is the "interest rate spread". Net interest income is produced when interest-earning assets equal or exceed interest-bearing liabilities and there is a positive interest rate spread. The Company's interest rate spread has been enhanced over the past several years by the increased level of commercial loans placed in portfolio and the increased amount of lower rate deposit products such as checking, savings and money market accounts. Net interest income and net interest rate spread are affected by changes in interest rates, the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. The Company's net income is also affected by the generation of non-interest income, which consists primarily of gains or losses from the sale of securities, gains from the sale of loans, fees for servicing mortgage loans, and the generation of fees and service charges on deposit accounts. The Bank incurs expenses in addition to interest expense in the form of salaries and benefits, occupancy expenses, provisions for loan losses and amortization and valuation adjustments on mortgage servicing assets. The increased emphasis on commercial loans over the past several years has increased the credit risk inherent in the loan portfolio and the provision for loan losses has increased due to commercial loan charge offs.

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

Mortgage Servicing Rights

The Company recognizes as an asset the rights to service mortgage loans for others, which are referred to as mortgage servicing rights (MSRs). MSRs are capitalized at the fair value of the servicing rights on the date the mortgage loan is sold and are carried at the lower of the capitalized amount, net of accumulated amortization, or fair value. MSRs are capitalized and amortized in proportion to, and over the period of, estimated net servicing income. Each quarter the Company evaluates its MSRs for impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 140. Loan type and interest rate are the predominant risk characteristics of the underlying loans used to stratify the MSRs for purposes of measuring impairment. If temporary impairment exists, a valuation allowance is established for any excess of amortized cost over the current fair value through a charge to income. If the Company later determines that all or a portion of the temporary impairment no longer exists, a reduction of the valuation allowance is recorded as an increase to income. The valuation is based on various assumptions, including the estimated prepayment speeds and default rates of the stratified portfolio. Changes in the mix of loans, interest rates, prepayment speeds, or default rates from the estimates used in the valuation of the mortgage servicing rights may have a material effect on the amortization and valuation of MSRs. Management believes that the assumptions used and the values determined are reasonable based on current conditions. However, future economic conditions may differ substantially from those anticipated in determining the value of the MSRs and adjustments may be required in the future. The Company does not formally hedge its MSRs because they are hedged naturally by the Company's origination volume. Generally, as interest rates rise the origination volume declines and the value of MSRs increases and as interest rates decline the origination volume increases and the value of MSRs decreases.

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48). The Company adopted FIN 48 effective January 1, 2007. FIN 48 requires the use of estimates and management's best judgment to determine the amounts and probabilities of all of the possible outcomes that could be realized upon the ultimate settlement of a tax position using the facts, circumstances, and information available. The application of FIN 48 requires significant judgment in arriving at the amount of tax benefits to be recognized in the financial statements for a given tax position. It is possible that the tax benefits realized upon the ultimate resolution of a tax position may result in tax benefits that are significantly different from those estimated.

NET INCOME

Net income for the first quarter of 2007 was $3.3 million, up $528,000, or 19.3%, from net income of $2.7 million for the first quarter of 2006. Diluted earnings per common share for the first quarter of 2007 were $0.82, up $0.14, or 20.6%, from $0.68 for the first quarter of 2006. The increase in net income was due primarily to increases in net interest income and the gains recognized on the sale of commercial loans.

NET INTEREST INCOME

Net interest income was $9.8 million for the first quarter of 2007, an increase of $395,000, or 4.2%, compared to $9.4 million for the first quarter of 2006. Interest income was $18.3 million for the first quarter of 2007, an increase of $2.3 million, or 14.4%, from $16.0 million for the first quarter of 2006. Interest income increased primarily because of an increase in the average interest rate earned on loans and investments. Interest rates increased primarily because of the 50 basis point increase in the prime interest rate between the periods. Increases in the prime rate, which is the rate that banks charge their prime business customers, generally increase the rates on adjustable rate consumer and commercial loans in the portfolio and on new loans originated. The average yield earned on interest-earning assets was 7.49% for the first quarter of 2007, an increase of 51 basis points from the 6.98% average yield for the first quarter of 2006. Interest income also increased because of the $61 million increase in the average interest earning assets between the periods.

Interest expense was $8.5 million for the first quarter of 2007, an increase of $1.9 million, or 28.8%, compared to $6.6 million for the first quarter of 2006. Interest expense increased because of the higher interest rates paid on deposits which were caused by the 50 basis point increase in the federal funds rate between the periods. Increases in the federal funds rate, which is the rate that banks charge other banks for short term loans, generally increase the rates banks pay for deposits. The average interest rate paid on interest-bearing liabilities was 3.69% for the first quarter of 2007, an increase of 62 basis points from the 3.07% average interest rate paid in the first quarter of 2006. The average rate on interest bearing liabilities increased more than the average yield on interest bearing assets primarily because most of the deposit growth between the periods was in higher rate money market accounts while the majority of the asset growth was in lower yielding investments.

Net interest margin (net interest income divided by average interest earning assets) for the first quarter of 2007 was 4.01%, a decrease of 9 basis points, compared to 4.10% for the first quarter of 2006.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $455,000 for the first quarter of 2007, a decrease of $60,000, compared to $515,000 for the first quarter of 2006. The provision for loan losses decreased primarily because of a decrease in the number of commercial loan risk rating downgrades in the first quarter of 2007 when compared to the same period of 2006. The decrease in the provision due to fewer loan risk ratings downgrades was partially offset by the $33 million in loan growth that was experienced in the first quarter of 2007.

A reconciliation of the Company's allowance for loan losses for the quarters ended March 31, 2007 and 2006 is summarized as follows:

(in thousands)               2007     2006
                            ------   ------
Balance at January 1,       $9,873   $8,778
Provision                      455      515
Charge offs:
   Commercial real estate      (42)       0
   Consumer                   (580)     (91)
Recoveries                      50       47
                            ------   ------
Balance at March 31,        $9,756   $9,249
                            ======   ======

The increase in consumer loan charge offs is primarily the result of a $508,000 charge off on a home equity loan in the first quarter of 2007 for which a reserve was established in the fourth quarter of 2006.

NON-INTEREST INCOME

Non-interest income was $2.1 million for the first quarter of 2007, an increase of $582,000, or 39.2%, from $1.5 million for the first quarter of 2006. Gain on sale of loans increased $550,000 between the periods due to a $612,000 increase in the gain recognized on the sale of government guaranteed commercial loans that was primarily the result of the gain recognized on the sale of an $8.7 million USDA loan. The increase in commercial loan sales was partially offset by a $62,000 decrease in the gain recognized on the sale of single family loans due to a decrease in the volume and profit margins on the loans that were sold. Competition in the single-family loan origination market continues to be very strong and profit margins were lowered in order to remain competitive and maintain origination volumes. Fees and service charges decreased $19,000 between the periods primarily because of decreased late fees. Loan servicing fees decreased $32,000 primarily because of a decrease in the number of single-family loans that are being serviced for others. Other non-interest income increased $83,000 primarily because of increased revenues from the sale of uninsured investment products.

NON-INTEREST EXPENSE

Non-interest expense was $6.0 million for the first quarter of 2007, an increase of $10,000, or 0.2%, from $5.9 million for the first quarter of 2006. Compensation expense increased $102,000 primarily because of annual payroll cost increases. Occupancy expense decreased $16,000 due primarily to a decrease in real estate taxes. Advertising expense decreased $25,000 between the periods primarily because of a decrease in the costs associated with promoting a new branch and the introduction of new checking account offerings that occurred in the first quarter of 2006. Mortgage servicing rights amortization decreased $35,000 between the periods because there are fewer mortgage loans being serviced.

INCOME TAX EXPENSE

Income tax expense increased $499,000 between the periods due to an increase in taxable income and an effective tax rate that increased from 38.0% for the first quarter of 2006 to 40.0% for the first quarter of 2007. The increase in the effective tax rate was the result of changes in state tax allocations, a decrease in low income tax credits and an increase in the federal tax rate due to increased income.

NON-PERFORMING ASSETS

The following table summarizes the amounts and categories of non-performing assets in the Bank's portfolio at March 31, 2007 and December 31, 2006.

                                                       March 31,   December 31,
(Dollars in thousands)                                    2007         2006
                                                       ---------   ------------
Non-Accruing Loans:
   One-to-four family real estate                       $ 1,576      $ 1,364
   Commercial real estate                                 4,290        5,296
   Consumer                                                 843        1,254
   Commercial business                                      814          394
                                                        -------      -------
   Total                                                  7,523        8,308
                                                        -------      -------
Other assets                                                 44           44
Foreclosed and Repossessed Assets:
   One-to-four family real estate                         4,477        1,422
   Consumer                                                  14            0
   Commercial real estate                                   650          650
                                                        -------      -------
Total non-performing assets                             $12,708      $10,424
                                                        =======      =======
Total as a percentage of total assets                      1.14%        1.07%
                                                        =======      =======
Total non-performing loans                              $ 7,523      $ 8,308
                                                        =======      =======
Total as a percentage of total loans receivable, net       0.94%        1.08%
                                                        =======      =======
Allowance for loan loss to non-performing loans          129.68%      118.84%
                                                        =======      =======

Total non-performing assets were $12.7 million at March 31, 2007, an increase of $2.3 million, from $10.4 million at December 31, 2006. Non-performing loans decreased $785,000 and foreclosed and repossessed assets increased $3.1 million during the period. Of the increase in foreclosed and repossessed assets, $1.8 million was the result of purchasing the first mortgage on a previously classified non-performing second mortgage loan in order to improve the Company's lien position.

DIVIDENDS

On April 24, 2007 the Company declared a cash dividend of $0.25 per share, payable on June 7, 2007 to shareholders of record on May 18, 2007.

During the first quarter of 2007, the Company declared and paid a dividend as follows:

Record date         Payable date    Dividend per share   Dividend Payout Ratio
-----------         ------------    ------------------   ---------------------
February 16, 2007   March 7, 2007          $0.25                 37.31%

The annualized dividend payout ratio for the past four quarters, ending with the June 7, 2007 payment will be 44.64%.

The declaration of dividends are subject to, among other things, the Company's financial condition and results of operations, the Bank's compliance with its regulatory capital requirements including the fully phased-in capital requirements, tax considerations, industry standards, economic conditions, regulatory restrictions, general business practices and other factors.

LIQUIDITY

For the quarter ended March 31, 2007, the net cash provided by operating activities was $15.1 million. The Company collected $45.3 million in principal repayments and maturities on securities during the quarter. It purchased $109.9 million in securities and FHLB stock, $238,000 in premises and equipment and funded $44.4 million relating to an increase in net loans receivable. The Company had a net increase in deposit balances of $146.1 million during the quarter, received $88,000 related to the exercise of HMN stock options, paid $946,000 in dividends to its shareholders and purchased $997,000 of treasury stock. It also received $24.5 million in advance proceeds and paid off advances of $34.5 million.

The Company has certificates of deposits with outstanding balances of $335.4 million that come due over the next 12 months. Based upon past experience management anticipates that the majority of the deposits will renew for another term. The Company believes that deposits which do not renew will be replaced with deposits from other customers or brokers. FHLB advances or proceeds from the sale of securities could also be used to replace unanticipated outflows of deposits.

The Company has deposits of $210.8 million in checking and money market accounts with customers that have individual balances greater than $5 million. While these funds may be withdrawn at any time, management anticipates that the majority will remain on deposit with the Bank over the next twelve months. If these deposits were to be withdrawn, they would be replaced with deposits from other customers or brokers. FHLB advances or proceeds from the sale of securities could also be used to replace unanticipated outflows of large checking and money market deposits.

The Company has $30.0 million of FHLB advances that mature during the next twelve months. The Company also has $100.9 million of FHLB advances that mature beyond March 31, 2008 but have call features that can be exercised by the FHLB during the next twelve months. If the call features are exercised, the Company has the option of requesting any advance otherwise available to it pursuant to the credit policy of the FHLB.

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

The Company utilizes a model that uses the discounted cash flows from its interest-earning assets and its interest-bearing liabilities to calculate the current market value of those assets and liabilities. The model also calculates the changes in market value of the interest-earning assets and interest-bearing liabilities due to different interest rate changes. The Company believes that over the next twelve months interest rates could fluctuate in a range of 200 basis points up or down from where the rates were at March 31, 2007. The following table discloses the projected changes in market value to the Company's interest-earning assets and interest-bearing liabilities based upon incremental 100 basis point changes in interest rates from interest rates in effect on March 31, 2007.

                                                                         Market Value
(Dollars in thousands)                           ------------------------------------------------------------
Basis point change in interest rates                -200          -100         0          +100         +200
------------------------------------             ----------    ---------   ---------   ---------    ---------
Total market risk sensitive assets............   $1,115,368    1,106,364   1,095,120   1,081,824    1,067,355
Total market risk sensitive liabilities.......    1,009,481      996,866     986,299     978,297      971,645
Off-balance sheet financial instruments.......          (13)          (2)          0         111          210
                                                 ----------    ---------   ---------   ---------    ---------
Net market risk...............................   $  105,900      109,500     108,821     103,416       95,500
                                                 ==========    =========   =========   =========    =========
Percentage change from current market value...        (2.68)%       0.62%       0.00%      (4.97)%     (12.24)%
                                                 ==========    =========   =========   =========    =========

The preceding table was prepared utilizing the following assumptions (the Model Assumptions) regarding prepayment and decay ratios which were determined by management based upon their review of historical prepayment speeds and future prepayment projections. Fixed rate loans were assumed to prepay at annual rates of between 7% to 70%, depending on the note rate and the period to maturity. Adjustable rate mortgages (ARMs) were assumed to prepay at annual rates of between 10% and 31%, depending on the note rate and the period to maturity. Growing Equity Mortgage (GEM) loans were assumed to prepay at annual rates of between 6% and 49% depending on the note rate and the period to maturity. Mortgage-backed securities and Collateralized Mortgage Obligations (CMOs) were projected to have prepayments based upon the underlying collateral securing the instrument and the related cash flow priority of the CMO tranche owned. Certificate accounts were assumed not to be withdrawn until maturity. Passbook accounts were assumed to decay at an annual rate of 26% and money market accounts were assumed to decay at an annual rate of 31%. Non-interest checking accounts were assumed to decay at an annual rate of 33% and NOW accounts were assumed to decay at an annual rate of 17%. FHLB advances were projected to be called at the first call date where the projected interest rate on similar remaining term advances exceeded the interest rate on the callable advance.

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

ASSET/LIABILITY MANAGEMENT

The Company's management reviews the impact that changing interest rates will have on its net interest income projected for the twelve months following March 31, 2007 to determine if its current level of interest rate risk is acceptable. The following table projects the estimated annual impact on net interest income of immediate interest rate changes called rate shocks.

                                        Projected
                         Rate Shock   Change in Net
                          in Basis       Interest     Percentage
(Dollars in thousands)     Points         Income        Change
                         ----------   -------------   ----------
                            +200         $(1,717)       (4.36)%
                            +100            (735)       (1.87)%
                               0               0         0.00%
                            -100              18         0.05%
                            -200            (753)       (1.91)%

The preceding table was prepared utilizing the Model Assumptions. Certain shortcomings are inherent in the method of analysis presented in the foregoing table. In the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the foregoing table. The ability of many borrowers to service their debt may decrease in the event of a substantial increase in interest rates and could impact net interest income. The decrease in interest income in a rising rate environment is because some adjustable rate loans hit their interest rate ceilings and will not reprice higher. In addition, the model assumes that outstanding callable advances would be called in an up 100 basis point rate shock scenario, which would increase the Bank's cost of funds and reduce net interest income.

In an attempt to manage its exposure to changes in interest rates, management closely monitors interest rate risk. The Bank has an Asset/Liability Committee which meets frequently to discuss changes in the interest rate risk position and projected profitability. The Committee makes adjustments to the asset-liability position of the Bank, which are reviewed by the Board of Directors of the Bank. This Committee also reviews the Bank's portfolio, formulates investment strategies and oversees the timing and implementation of transactions to assure attainment of the Board's objectives in the most effective manner. In addition, each quarter the Board reviews the Bank's asset/liability position, including simulations of the effect on the Bank's capital of various interest rate scenarios.

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

To the extent consistent with its interest rate spread objectives, the Bank attempts to manage its interest rate risk and has taken a number of steps to restructure its balance sheet in order to better match the maturities of its assets and liabilities. The Bank has primarily focused its fixed rate one-to-four family residential lending program on loans that are saleable to third parties and generally places only those fixed rate loans that meet certain risk characteristics into its loan portfolio. The Bank does place into portfolio adjustable rate single-family loans that reprice over a one, three or five-year period. The Bank's commercial loan production has primarily been in adjustable rate loans while the fixed rate commercial loans placed in portfolio have been shorter-term loans, usually with maturities of five years or less, in order to manage the Company's interest rate risk exposure.

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

     HMN FINANCIAL, INC.

     PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

     From time to time, the Bank and the Company are involved as plaintiff or defendant in various legal proceedings arising in the normal course of its business. While the ultimate outcome of these various legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal actions should not have a material effect on the Company's consolidated financial condition or results of operations.

In February 2007, the Minnesota Department of Revenue (MDR) assessed a deficiency of $2.2 million against the Company's 2002 through 2004 Minnesota state tax payments. The deficiency relates to the tax treatment of the inter-company dividends paid to the Bank by a former subsidiary of the Company. The Company filed a Notice of Appeal in the Minnesota Tax Court challenging that assessment on March 2, 2007. The MDR has not yet filed a response to the Notice of Appeal.

ITEM 1A. Risk Factors.

     No changes from risk factors previously disclosed in December 31, 2006 Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     (a) and (b) Not applicable
     (c) Information Regarding Share Repurchases

                                                                 (c) Total Number of
                                       (a) Total   (b) Average   Shares Purchased as     (d) Maximum Number
                                       Number of    Price Paid     Part of Publicly    of Shares that May Yet
                                         Shares        per        Announced Plans or   Be Purchased Under the
Period                                 Purchased      Share            Programs           Plans or Programs
------                                 ---------   -----------   -------------------   ----------------------
January 1 through January 31, 2007       10,000       $34.32            10,000                 290,000
February 1 through February 28, 2007          0          N/A                 0                 290,000
March 1 through March 31, 2007           19,000        34.42            19,000                 271,000
                                         ------       ------            ------
   Total                                 29,000       $34.37            29,000
                                         ======       ======            ======

(1) On January 23, 2007, the Board of Directors authorized the repurchase of up to 300,000 shares of the Company's common stock. This program expires on July 23, 2008.

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

                                        HMN FINANCIAL, INC.
                                        Registrant


Date: May 4, 2007                       /s/ Michael McNeil
                                        ----------------------------------------
                                        Michael McNeil,
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)
                                        (Duly Authorized Representative)


Date: May 4, 2007                       /s/ Jon Eberle
                                        ----------------------------------------
                                        Jon Eberle,
                                        Chief Financial Officer
                                        (Principal Financial Officer)

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

    4        Form of Common Stock Certificates                    *3              N/A

   31.1      Rule 13a-14(a)/15d-14(a) Certification of CEO       31.1     Filed Electronically

   31.2      Rule 13a-14(a)/15d14(a) Certification of CFO        31.2     Filed Electronically

    32       Section 1350 Certification of CEO and CFO            32      Filed Electronically

----------
*1 Incorporated by reference to Exhibit 3(a) to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1998 (File No. 0-24100).

*2 Incorporated by reference Exhibit 3 to the Company's Current Report on Form 8-K dated February 22, 2005, filed on February 23, 2005 (File 0-24100).

*3 Incorporated by reference to the same numbered exhibit to the Company's Registration Statement on Form S-1 dated April 1, 1994 (File No. 33-77212).