Form 10-Q
period 2007-06-30
HMN FINANCIAL INC
filed 2007-08-03
CIK 921183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) FOR THE SECURITIES EXCHANGE ACT OF 1934
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
(Check one):
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at July 23, 2007
Common stock, $0.01 par value	4,276,140

HMN FINANCIAL, INC.

Part I – FINANCIAL INFORMATION
Item 1: Financial Statements
HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30,	December 31,
(dollars in thousands)	2007	2006
	(unaudited)
Assets
Cash and cash equivalents	$35,592	43,776
Securities available for sale:
Mortgage-backed and related securities (amortized cost $15,357 and $6,671)	14,417	6,178
Other marketable securities (amortized cost $189,911 and $119,940)	189,511	119,962

	203,928	126,140

Loans held for sale	4,454	1,493
Loans receivable, net	843,221	768,232
Accrued interest receivable	7,111	5,061
Real estate, net	4,703	2,072
Federal Home Loan Bank stock, at cost	6,412	7,956
Mortgage servicing rights, net	1,597	1,958
Premises and equipment, net	10,977	11,372
Goodwill	3,801	3,801
Core deposit intangible, net	49	106
Prepaid expenses and other assets	2,148	2,943
Deferred tax asset	3,433	2,879

Total assets	$1,127,426	977,789

Liabilities and Stockholders’ Equity
Deposits	$925,511	725,959
Federal Home Loan Bank advances	97,500	150,900
Accrued interest payable	4,406	1,176
Customer escrows	814	721
Accrued expenses and other liabilities	4,479	5,891

Total liabilities	1,032,710	884,647

Commitments and contingencies
Stockholders’ equity:
Serial preferred stock ($.01 par value):
authorized 500,000 shares; issued and outstanding none	0	0
Common stock ($.01 par value):
authorized 11,000,000; issued shares 9,128,662	91	91
Additional paid-in capital	57,691	57,914
Retained earnings, subject to certain restrictions	107,225	103,643
Accumulated other comprehensive loss	(809)	(284)
Unearned employee stock ownership plan shares	(4,061)	(4,158)
Treasury stock, at cost 4,852,522 and 4,813,232 shares	(65,421)	(64,064)

Total stockholders’ equity	94,716	93,142

Total liabilities and stockholders’ equity	$1,127,426	977,789

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2007	2006	2007	2006
Interest income:
Loans receivable	$16,629	15,081	32,374	29,784
Securities available for sale:
Mortgage-backed and related	171	69	282	140
Other marketable	2,417	1,322	4,313	2,212
Cash equivalents	279	453	722	709
Other	132	85	216	149

Total interest income	19,628	17,011	37,907	32,994

Interest expense:
Deposits	8,346	5,516	15,223	10,384
Federal Home Loan Bank advances	1,427	1,745	3,045	3,471

Total interest expense	9,773	7,261	18,268	13,855

Net interest income	9,855	9,750	19,639	19,139
Provision for loan losses	1,028	980	1,483	1,495

Net interest income after provision for loan losses	8,827	8,770	18,156	17,644

Non-interest income:
Fees and service charges	781	795	1,477	1,510
Mortgage servicing fees	265	302	536	605
Securities gains, net	0	48	0	48
Gains on sales of loans	189	303	985	549
Other	57	318	362	540

Total non-interest income	1,292	1,766	3,360	3,252

Non-interest expense:
Compensation and benefits	3,262	3,118	6,623	6,377
Occupancy	1,112	1,103	2,196	2,203
Advertising	195	107	301	238
Data processing	321	287	616	576
Amortization of mortgage servicing rights, net	189	236	371	453
Other	1,070	912	1,992	1,856

Total non-interest expense	6,149	5,763	12,099	11,703

Income before income tax expense	3,970	4,773	9,417	9,193
Income tax expense	1,520	1,829	3,699	3,509

Net income	$2,450	2,944	5,718	5,684

Basic earnings per share	$0.65	0.77	1.52	1.48

Diluted earnings per share	$0.62	0.73	1.45	1.41

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity and Comprehensive Income
For the Six-Month Period Ended June 30, 2007
(unaudited)

					Unearned
					Employee
				Accumulated	Stock
		Additional		Other	Ownership	Total	Stock-
	Common	Paid-in	Retained	Comprehensive	Plan	Treasury	Holders’
(dollars in thousands)	Stock	Capital	Earnings	Loss	Shares	Stock	Equity

Balance, December 31, 2006	$91	57,914	103,643	(284)	(4,158)	(64,064)	93,142
Net income			5,718				5,718
Other comprehensive income, net of tax:
Net unrealized losses on securities available for sale				(525)			(525)

Total comprehensive income							5,193
Purchase of treasury stock						(2,194)	(2,194)
FIN 48 – cumulative effect adjustment			(250)				(250)
Employee stock options exercised		(246)				385	139
Tax benefits of exercised stock options		99					99
Unearned compensation restricted stock awards		(469)				469	0
Restricted stock awards forfeited		17				(17)	0
Stock compensation tax benefits		22					22
Amortization of restricted stock awards		165					165
Dividends paid			(1,886)				(1,886)
Earned employee stock ownership plan shares		189				97	286

Balance, June 30, 2007	$91	57,691	107,225	(809)	(4,061)	(65,421)	94,716

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,
(dollars in thousands)	2007	2006
Cash flows from operating activities:
Net income	$5,718	5,684
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	1,483	1,495
Depreciation	959	952
Amortization of discounts, net	(1,510)	(588)
Amortization of deferred loan fees	(478)	(781)
Amortization of core deposit intangible	57	57
Amortization of mortgage servicing rights	371	453
Capitalized mortgage servicing rights	(10)	(96)
Securities gains, net	0	(48)
Losses on sales of real estate	133	19
Gain on sales of loans	(985)	(549)
Proceeds from sale of real estate	1,557	347
Proceeds from sale of loans held for sale	34,883	34,976
Disbursements on loans held for sale	(26,616)	(38,908)
Amortization of restricted stock awards	165	91
Amortization of unearned ESOP shares	97	97
Earned employee stock ownership shares priced above original cost	189	184
Stock option compensation	22	32
(Increase) decrease in accrued interest receivable	(2,051)	63
Increase (decrease) in accrued interest payable	3,230	(517)
Decrease (increase) in other assets	437	(496)
Decrease in other liabilities	(1,447)	(331)
Other, net	115	9

Net cash provided by operating activities	16,319	2,145

Cash flows from investing activities:
Proceeds from sales of securities available for sale	0	2,988
Principal collected on securities available for sale	967	371
Proceeds collected on maturities of securities available for sale	75,000	55,500
Purchases of securities available for sale	(153,376)	(83,465)
Purchase of Federal Home Loan Bank Stock	(999)	(36)
Redemption of Federal Home Loan Bank Stock	2,543	0
Net (increase) decrease in loans receivable	(90,743)	25,805
Purchases of premises and equipment	(562)	(1,045)

Net cash (used) provided by investing activities	(167,170)	118

Cash flows from financing activities:
Increase in deposits	199,815	16,570
Purchase of treasury stock	(2,194)	(1,512)
Stock options exercised	139	81
Excess tax benefits from options exercised	99	48
Dividends to stockholders	(1,886)	(1,851)
Proceeds from Federal Home Loan Bank advances	111,100	0
Repayment of Federal Home Loan Bank advances	(164,500)	0
Proceeds from Federal Reserve Bank advances	2,000	1,000
Repayment of Federal Reserve Bank advances	(2,000)	(1,000)
Increase (decrease) in customer escrows	94	(259)

Net cash provided by financing activities	142,667	13,077

(Decrease) increase in cash and cash equivalents	(8,184)	15,340
Cash and cash equivalents, beginning of period	43,776	47,269

Cash and cash equivalents, end of period	$35,592	62,609

Supplemental cash flow disclosures:
Cash paid for interest	$15,038	14,372
Cash paid for income taxes	5,206	4,889
Supplemental noncash flow disclosures:
Transfer of loans to real estate	4,438	252
Loans transferred to loans held for sale	10,309	1,285
See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
June 30, 2007 and 2006
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
The consolidated financial statements included herein are for HMN, SFC, the Bank and the Bank’s wholly owned subsidiary, OIA. All significant intercompany accounts and transactions have been eliminated in consolidation.
(2) Basis of Preparation
The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statement of stockholders’ equity and comprehensive income and consolidated statements of cash flows in conformity with U.S. generally accepted accounting principles. However, all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The consolidated statement of income for the six-month period ended June 30, 2007 is not necessarily indicative of the results which may be expected for the entire year.
Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform with the current period presentation.
(3) New Accounting Standards
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 requires companies to recognize in their financial statements the impact of a tax position, taken or expected to be taken, if it is more likely than not that the position will be sustained on audit based on the technical merits of the position. The Interpretation requires the use of a cumulative probability methodology to determine the amounts and probabilities of all of the possible outcomes that could be realized upon the ultimate settlement of a tax position using the facts, circumstances, and information available at the reporting date. It also requires that interest expense be accrued on the difference between the tax position recognized in accordance with the Interpretation and the amount previously taken or expected to be taken in a tax return. The provisions of FIN 48 were adopted by the Company on January 1, 2007 and as a result, the Company recognized an increase in its liability recorded for tax exposure reserves. See Note 12 Income Taxes for additional FIN 48 disclosures.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about the use of fair value to measure assets and liabilities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The impact of adopting SFAS No. 157 on January 1, 2008 is not anticipated to have a material impact on the Company’s financial statements.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115. This Statement permits entities to measure many financial instruments and other items at fair value and most of the provisions of the Statement apply only to entities that elect the fair value option. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. Early adoption is permitted as of the beginning of a fiscal year that begins prior to the effective date, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The impact of adopting SFAS No. 159 on January 1, 2008 is not anticipated to have a material impact on the Company’s financial statements.
(4) Derivative Instruments and Hedging Activities
The Company has commitments outstanding to extend credit to future borrowers that had not closed prior to the end of the quarter. The Company intends to sell these commitments which are referred to as its mortgage pipeline. As commitments to originate or purchase loans enter the mortgage pipeline, the Company generally enters into commitments to sell the mortgage pipeline into the secondary market on a firm commitment or best efforts basis. The commitments to originate, purchase or sell loans on a firm commitment basis are derivatives. As a result of marking to market the mortgage pipeline and the related firm commitments to sell for the period ended June 30, 2007, the Company recorded an increase in other liabilities of $36,000 and a loss in the gain on sales of loans of $36,000.
The current commitments to sell loans held for sale are derivatives that do not qualify for hedge accounting. As a result, these derivatives are marked to market and the related loans held for sale are recorded at the lower of cost or market. The Company recorded a decrease in loans held for sale of $102,000 and an increase in other assets of $102,000 due to the mark to market adjustment on the commitments to sell loans held for sale.
(5) Comprehensive Income
Comprehensive income is defined as the change in equity during a period from transactions and other events from nonowner sources. Comprehensive income is the total of net income and other comprehensive income, which for the Company is comprised of unrealized gains and losses on securities available for sale. The components of other comprehensive income and the related tax effects were as follows:

	For the three months ended June 30,
	2007			2006
(Dollars in thousands)	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax

Securities available for sale:
Net unrealized losses arising during the period	$(1,242)	(492)	(750)	(113)	(47)	(66)
Less reclassification of net gains included in net income	0	0	0	48	17	31

Other comprehensive loss	$(1,242)	(492)	(750)	(161)	(64)	(97)

	For the six months ended June 30,
	2007			2006
(Dollars in thousands)	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax

Securities available for sale:
Net unrealized (losses) gains arising during the period	$(869)	(344)	(525)	118	45	73
Less reclassification of net gains included in net income	0	0	0	48	17	31

Other comprehensive (loss) income	$(869)	(344)	(525)	70	28	42

(6) Securities Available For Sale
The following table shows the gross unrealized losses and fair value for the securities available for sale portfolio, aggregated by investment category and length of time that individual securities have been in a continuous loss position at June 30, 2007.

	Less than twelve months			Twelve months or more			Total
	# of	Fair	Unrealized	# of	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Investments	Value	Losses	Investments	Value	Losses	Value	Losses
Mortgage backed securities:
FHLMC	1	$4,578	(61)	1	$2,360	(534)	6,938	(595)
FNMA	2	4,409	(42)	3	2,887	(307)	7,296	(349)
Other marketable securities:
FNMA Notes	9	54,588	(60)	0	0	0	54,588	(60)
FHLMC Notes	2	9,920	(12)	0	0	0	9,920	(12)
FFCB Notes	3	14,855	(49)				14,855	(49)
FHLB Notes	16	89,565	(285)	0	0	0	89,565	(285)

Total temporarily impaired Securities	33	$177,915	(509)	4	$5,247	(841)	183,162	(1,350)

These fixed rate investments are temporarily impaired due to changes in interest rates. The Company has the ability and intent to hold these investments to maturity or until the temporary loss is recovered. Mortgage backed securities in the table above had an average remaining life of less than five years and the other marketable securities had an average remaining life of less than one year at June 30, 2007.
(7) Investment in Mortgage Servicing Rights
A summary of mortgage servicing activity is as follows:

	Six Months ended	Twelve Months ended	Six Months ended
(Dollars in thousands)	June 30, 2007	December 31, 2006	June 30, 2006
Mortgage servicing rights:
Balance, beginning of period	$1,958	2,654	2,654
Originations	10	152	95
Amortization	(371)	(848)	(453)

Balance, end of period	$1,597	1,958	2,296

Fair value of mortgage servicing rights	$3,810	3,823	4,458

All of the loans being serviced were single family loans serviced for the Federal National Mortgage Association (FNMA) under the mortgage-backed security program or the individual loan sale program. The following is a summary of the risk characteristics of the loans being serviced at June 30, 2007.

		Weighted
	Loan Principal	Average	Weighted Average	Number of
(Dollars in thousands)	Balance	Interest Rate	Remaining Term	Loans
Original term 30 year fixed rate	$192,494	5.93%	318 months	1,713
Original term 15 year fixed rate	163,103	5.28%	136 months	2,283
Adjustable rate	3,655	5.84%	308 months	34
(8) Intangible Assets
The gross carrying amount of intangible assets and the associated accumulated amortization at June 30, 2007 is presented in the table below. Amortization expense for intangible assets was $428,000 and $510,000 for the six month periods ended June 30, 2007 and 2006, respectively.

	Gross		Unamortized
	Carrying	Accumulated	Intangible
(Dollars in thousands)	Amount	Amortization	Assets
Amortized intangible assets:
Mortgage servicing rights	$4,082	(2,485)	1,597
Core deposit intangible	1,567	(1,518)	49

Total	$5,649	(4,003)	1,646

The following table indicates the estimated future amortization expense for amortized intangible assets:

	Mortgage	Core
	Servicing	Deposit
(Dollars in thousands)	Rights	Intangible	Total
Year ended December 31, 2007	$289	49	338
2008	541	0	541
2009	397	0	397
2010	217	0	217
2011	105	0	105
Projections of amortization are based on existing asset balances and the existing interest rate environment as of June 30, 2007. The Company’s actual experiences may be significantly different depending upon changes in mortgage interest rates and other market conditions.
(9) Earnings per Share
The following table reconciles the weighted average shares outstanding and the income available to common shareholders used for basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Weighted average number of common shares outstanding used in basic earnings per common share calculation	3,751,616	3,842,994	3,763,663	3,849,078
Net dilutive effect of:
Options	164,482	174,480	168,262	169,670
Restricted stock awards	20,766	14,303	20,157	13,593

Weighted average number of shares outstanding adjusted for effect of dilutive securities	3,936,864	4,031,777	3,952,082	4,032,341

Income available to common shareholders	$2,449,730	2,943,370	5,717,504	5,683,776
Basic earnings per common share	$0.65	0.77	1.52	1.48
Diluted earnings per common share	$0.62	0.73	1.45	1.41
(10) Regulatory Capital
The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Tier I or core capital, and risk-based capital (as defined in the regulations) to total assets (as defined in the regulations). Management believes, as of June 30, 2007, that the Bank meets all capital adequacy requirements to which it is subject.
Management believes that based upon the Bank’s capital calculations at June 30, 2007 and other conditions consistent with the Prompt Corrective Actions Provisions of the OTS regulations, the Bank would be categorized as well capitalized.
On June 30, 2007 the Bank’s tangible assets and adjusted total assets were $1.1 billion and its risk-weighted assets were $887 million. The following table presents the Bank’s capital amounts and ratios at June 30, 2007 for actual capital, required capital and excess capital, including ratios in order to qualify as being well capitalized under the Prompt Corrective Actions regulations.

			Required to be				To Be Well Capitalized
			Adequately				Under Prompt Corrective
	Actual		Capitalized		Excess Capital		Actions Provisions
		Percent of		Percent of		Percent of		Percent of
(Dollars in thousands)	Amount	Assets(1)	Amount	Assets (1)	Amount	Assets(1)	Amount	Assets(1)
Bank stockholder’s equity	$92,071

Plus:
Net unrealized loss on certain securities available for sale	809

Less:

Goodwill and core deposit intangibles	(3,850)

Disallowed assets	(2,519)

Tier I or core capital	86,511

Tier I capital to adjusted total assets		7.71%	$44,880	4.00%	$41,631	3.71%	$56,100	5.00%

Tier I capital to risk-weighted assets		9.75%	$35,475	4.00%	$51,036	5.75%	$53,212	6.00%

Plus:
Allowable allowance for loan losses	10,063

Risk-based capital	$96,574		$70,950		$25,624		$88,687

Risk-based capital to risk- weighted assets		10.89%		8.00%		2.89%		10.00%

(1)	Based upon the Bank’s adjusted total assets for the purpose of the tangible and core capital ratios and risk-weighted assets for the purpose of the risk-based capital ratio.
In addition, the tangible capital of the Bank was in excess of the minimum 2% required by OTS regulations at June 30, 2007.
(11) Commitments and Contingencies
The Bank issued standby letters of credit which guarantee the performance of customers to third parties. The standby letters of credit outstanding at June 30, 2007 were approximately $11.8 million, expire over the next two years and are collateralized primarily with commercial real estate mortgages. Since the conditions under which the Bank is required to fund the standby letters of credit may not materialize, the cash requirements are expected to be less than the total outstanding commitments.
In February 2007, the Minnesota Department of Revenue (MDR) assessed a deficiency of $2.2 million against the Company’s 2002 through 2004 Minnesota state tax payments. The deficiency relates to the tax treatment of the inter-company dividends paid to the Bank by a former subsidiary of the Company. The Company filed a Notice of Appeal in the Minnesota Tax Court challenging that assessment and the MDR has filed a response, however, no court date has been set.
In addition, the Company adopted the provisions of FIN 48 on January 1, 2007. The adoption did not have a material effect on the contractual obligations table presented in the Company’s annual report on Form 10-K for the year ended December 31, 2006.
(12) Income Taxes
On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). Implementation of FIN 48 resulted in a $250,000 cumulative effect adjustment to retained earnings as of the date of adoption. At January 1, 2007, the total amount of unrecognized tax benefits under FIN 48 was $600,000, of which $390,000 related to tax benefits that if recognized, would impact the annual effective tax rate. We recognize both interest and penalties as a component of other operating expense and $24,000 in interest expense was recorded in other operating expense during the first six months of 2007. The liability for unrecognized tax benefits includes $84,000 of interest and no penalties. It is reasonably possible that the total unrecognized tax benefit as of January 1, 2007 could increase by $1.6 million or be reduced to zero within the next 12 month period. It is also reasonably possible that any benefit may be substantially offset by new matters arising during this same period. The Company files consolidated federal and state income tax returns. With few exceptions, we are not subject to federal income tax examinations for taxable years prior to 2003, or state examinations prior to 2002.

The adoption of FIN 48 may result in increased volatility to our annual effective tax rate because FIN 48 requires that any change in judgment or change in measurement of a tax position taken in a prior annual period be recognized as a discrete event in the period in which it occurs. There have been no material changes in judgment or changes in the measurement of a tax position from the January 1, 2007 date of adoption.
(13) Business Segments
The Bank has been identified as a reportable operating segment in accordance with the provisions of SFAS No. 131. SFC and HMN, the holding company, did not meet the quantitative thresholds for determining reportable segments and therefore are included in the “Other” category.
The Company evaluates performance and allocates resources based on the segment’s net income. Each corporation is managed separately with its own officers and board of directors, some of whom may overlap between the corporations.

The following table sets forth certain information about the reconciliation of reported profit or loss and assets for each of the Company’s reportable segments.

	Home Federal
(Dollars in thousands)	Savings Bank	Other	Eliminations	Consolidated Total

At or for the six months ended June 30, 2007:
Interest income — external customers	$37,869	38	0	37,907
Non-interest income — external customers	3,360	0	0	3,360
Intersegment interest income	0	58	(58)	0
Intersegment non-interest income	87	5,866	(5,953)	0
Interest expense	18,326	0	(58)	18,268
Amortization of mortgage servicing rights, net	371	0	0	371
Other non-interest expense	11,456	359	(87)	11,728
Income tax expense (benefit)	3,810	(111)	0	3,699
Net income	5,869	5,715	(5,866)	5,718
Goodwill	3,801	0	0	3,801
Total assets	1,124,354	95,369	(92,297)	1,127,426
At or for the six months ended June 30, 2006:
Interest income — external customers	$32,918	76	0	32,994
Non-interest income — external customers	3,252	0	0	3,252
Intersegment non-interest income	67	5,829	(5,896)	0
Interest expense	13,855	0	0	13,855
Amortization of mortgage servicing rights, net	453	0	0	453
Other non-interest expense	10,998	319	(67)	11,250
Income tax expense (benefit)	3,605	(96)	0	3,509
Net income	5,832	5,681	(5,829)	5,684
Goodwill	3,801	0	0	3,801
Total assets	1,006,973	94,271	(91,309)	1,009,935

At or for the quarter ended June 30, 2007:
Interest income — external customers	$19,611	17	0	19,628
Non-interest income — external customers	1,292	0	0	1,292
Intersegment interest income	0	17	(17)	0
Intersegment non-interest income	43	2,541	(2,584)	0
Interest expense	9,790	0	(17)	9,773
Amortization of mortgage servicing rights, net	189	0	0	189
Other non-interest expense	5,815	189	(44)	5,960
Income tax expense (benefit)	1,581	(61)	0	1,520
Net income	2,542	2,448	(2,540)	2,450
Goodwill	3,801	0	0	3,801
Total assets	1,124,354	95,369	(92,297)	1,127,426
At or for the quarter ended June 30, 2006:
Interest income — external customers	$16,979	32	0	17,011
Non-interest income — external customers	1,766	0	0	1,766
Intersegment non-interest income	33	3,021	(3,054)	0
Interest expense	7,261	0	0	7,261
Amortization of mortgage servicing rights, net	236	0	0	236
Other non-interest expense	5,400	162	(34)	5,528
Income tax expense (benefit)	1,880	(51)	0	1,829
Net income	3,022	2,941	(3,020)	2,943
Goodwill	3,801	0	0	3,801
Total assets	1,006,973	94,271	(91,309)	1,009,935

Item 2:
HMN FINANCIAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking Information
This quarterly Report and other reports filed by the Company with the Securities and Exchange Commission may contain “forward-looking” statements that deal with future results, plans or performance. In addition, the Company’s management may make such statements orally to the media, or to securities analysts, investors or others. Forward-looking statements deal with matters that do not relate strictly to historical facts. Words such as “anticipate”, “believe”, “expect”, “intend”, “would”, “could” and similar expressions, as they relate to us, are intended to identify such forward-looking statements. The Company’s future results may differ materially from historical performance and forward-looking statements about the Company’s expected financial results or other plans are subject to a number of risks and uncertainties. These include but are not limited to possible legislative changes and adverse economic, business and competitive developments such as shrinking interest margins; deposit outflows; reduced demand for financial services and loan products; changes in accounting policies and guidelines, or monetary and fiscal policies of the federal government; changes in credit and other risks posed by the Company’s loan and investment portfolios; changes in loan repayment and prepayment patterns; changes in loan terms and conditions; technological, computer-related or operational difficulties; adverse changes in securities markets; results of litigation or other significant uncertainties. For additional discussion of the risks and uncertainties applicable to the Company, see the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
General
The earnings of the Company are primarily dependent on the Bank’s net interest income, which is the difference between interest earned on loans and investments, and the interest paid on interest-bearing liabilities such as deposits and Federal Home Loan Bank (FHLB) advances. The difference between the average rate of interest earned on assets and the average rate paid on liabilities is the “interest rate spread”. Net interest income is produced when interest-earning assets equal or exceed interest-bearing liabilities and there is a positive interest rate spread. Net interest income and net interest rate spread are affected by changes in interest rates, the volume and mix of interest-earning assets and interest-bearing liabilities and the level of non-performing assets. The Company’s net income is also affected by the generation of non-interest income, which consists primarily of gains or losses from the sale of securities, gains from the sale of loans, fees for servicing mortgage loans, and the generation of fees and service charges on deposit accounts. The Bank incurs expenses in addition to interest expense in the form of salaries and benefits, occupancy expenses, provisions for loan losses and amortization and valuation adjustments on mortgage servicing assets. The increased emphasis on commercial loans over the past several years has increased the credit risk inherent in the loan portfolio and the provision for loan losses has increased due to commercial loan charge offs.
The earnings of financial institutions, such as the Bank, are significantly affected by prevailing economic and competitive conditions, particularly changes in interest rates, government monetary and fiscal policies and regulations of various regulatory authorities. Lending activities are influenced by the demand for and supply of single family and commercial properties, competition among lenders, the level of interest rates and the availability of funds. Deposit flows and costs of deposits are influenced by prevailing market rates of interest on competing investments, account maturities and the levels of personal income and savings. The interest rates charged by the FHLB on advances to the Bank also have a significant impact on the Bank’s overall cost of funds.
Critical Accounting Policies
Critical accounting policies are those policies that the Company’s management believes are the most important to understanding the Company’s financial condition and operating results. The Company has identified the following policies as being critical because they require difficult, subjective, and/or complex judgments that are inherently uncertain. Therefore, actual financial results could differ significantly depending upon the estimates used.

Allowance for Loan Losses and Related Provision
The allowance for loan losses is based on periodic analysis of the loan portfolio. In this analysis, management considers factors including, but not limited to, specific occurrences of loan impairment, changes in the size of the portfolios, national and regional economic conditions such as unemployment data, loan portfolio composition, loan delinquencies, local construction permits, development plans, local economic growth rates, historical experience and observations made by the Company’s ongoing internal audit and regulatory exam processes. Loans are charged off to the extent they are deemed to be uncollectible. The Company has established separate processes to determine the adequacy of the loan loss allowance for its homogeneous single-family and consumer loan portfolios and its non-homogeneous loan portfolios. The determination of the allowance for the non-homogeneous commercial, commercial real estate, and multi-family loan portfolios involves assigning standardized risk ratings and loss factors that are periodically reviewed. The loss factors are estimated using a combination of the Company’s own loss experience and external industry data and are assigned to all loans without identified credit weaknesses. The Company also performs an individual analysis of impairment on each non-performing loan that is based on the expected cash flows or the value of the assets collateralizing the loans. The determination of the allowance on the homogeneous single-family and consumer loan portfolios is calculated on a pooled basis with individual determination of the allowance of all non-performing loans.
The adequacy of the allowance for loan losses is dependent upon management’s estimates of variables affecting valuation, appraisals of collateral, evaluations of performance and status, and the amounts and timing of future cash flows expected to be received on impaired loans. Such estimates, appraisals, evaluations and cash flows may be subject to frequent adjustments due to changing economic prospects of borrowers or properties. The estimates are reviewed periodically and adjustments, if any, are recorded in the provision for loan losses in the periods in which the adjustments become known. The allowance is allocated to individual loan categories based upon the relative risk characteristics of the loan portfolios and the actual loss experience. The Company increases its allowance for loan losses by charging the provision for loan losses against income. The methodology for establishing the allowance for loan losses takes into consideration probable losses that have been identified in connection with specific loans as well as losses in the loan portfolio for which specific reserves are not required. Although management believes that based on current conditions the allowance for loan losses is maintained at an adequate amount to provide for probable loan losses inherent in the portfolio as of the balance sheet dates, future conditions may differ substantially from those anticipated in determining the allowance for loan losses and adjustments may be required in the future.
Mortgage Servicing Rights
The Company recognizes as an asset the rights to service mortgage loans for others, which are referred to as mortgage servicing rights (MSRs). MSRs are capitalized at the fair value of the servicing rights on the date the mortgage loan is sold and are carried at the lower of the capitalized amount, net of accumulated amortization, or fair value. MSRs are capitalized and amortized in proportion to, and over the period of, estimated net servicing income. Each quarter the Company evaluates its MSRs for impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 140. Loan type and interest rate are the predominant risk characteristics of the underlying loans used to stratify the MSRs for purposes of measuring impairment. If temporary impairment exists, a valuation allowance is established for any excess of amortized cost over the current fair value through a charge to income. If the Company later determines that all or a portion of the temporary impairment no longer exists, a reduction of the valuation allowance is recorded as an increase to income. The valuation is based on various assumptions, including the estimated prepayment speeds and default rates of the stratified portfolio. Changes in the mix of loans, interest rates, prepayment speeds, or default rates from the estimates used in the valuation of the mortgage servicing rights may have a material effect on the amortization and valuation of MSRs. Management believes that the assumptions used and the values determined are reasonable based on current conditions. However, future economic conditions may differ substantially from those anticipated in determining the value of the MSRs and adjustments may be required in the future. The Company does not formally hedge its MSRs because they are hedged naturally by the Company’s origination volume. Generally, as interest rates rise the origination volume declines and the value of MSRs increases and as interest rates decline the origination volume increases and the value of MSRs decreases.
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
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48). The Company adopted FIN 48 effective January 1, 2007. FIN 48 requires the use of estimates and management’s best judgment to determine the amounts and probabilities of all of the possible outcomes that could be realized upon the ultimate settlement of a tax position using the facts, circumstances, and information available. The application of FIN 48 requires significant judgment in arriving at the amount of tax benefits to be recognized in the financial statements for a given tax position. It is possible that the tax benefits realized upon the ultimate resolution of a tax position may result in tax benefits that are significantly different from those estimated.
Net Income
The Company’s net income was $2.4 million for the second quarter of 2007, down $494,000, or 16.8%, from net income of $2.9 million for the second quarter of 2006. Basic earnings per share for the second quarter of 2007 were $0.65, down $0.12, or 15.6%, from $0.77 for the second quarter of 2006. Diluted earnings per common share for the second quarter of 2007 were $0.62, down $0.11, or 15.1%, from $0.73 for the second quarter of 2006.
Net income was $5.7 million for the six month period ended June 30, 2007, an increase of $34,000, or 0.6%, from $5.7 million for the six month period ended June 30, 2006. Basic earnings per share were $1.52, up $0.04, or 2.7%, from $1.48 for the same six month period in 2006. Diluted earnings per share for the six month period in 2007 were $1.45, up $0.04, or 2.8%, from $1.41 for the same period in 2006. The increases in basic and diluted earnings per share were primarily due to a net decrease of 85,415 shares in average net shares outstanding between the periods as a result of the Company’s share repurchase program.
Net Interest Income
Net interest income was $9.9 million for the second quarter of 2007, an increase of $105,000, or 1.1%, compared to $9.8 million for the second quarter of 2006. Interest income was $19.6 million for the second quarter of 2007, an increase of $2.6 million, or 15.4%, from $17.0 million for the same period in 2006. Interest income increased primarily because average interest earning assets increased $94 million between the periods and because the average yield earned on loans and investments increased. The increase in average interest earning assets was the result of a $50 million increase in the average outstanding loans and $44 million increase in the average outstanding cash equivalents and investments between the periods. The average yield on investments increased 110 basis points between the periods primarily because maturing investments were reinvested at higher rates. The average yield earned on interest-earning assets was 7.47% for the second quarter of 2007, an increase of 36 basis points from the 7.11% average yield for the second quarter of 2006.
Interest expense was $9.8 million for the second quarter of 2007, an increase of $2.5 million, or 34.6%, compared to $7.3 million for the second quarter of 2006. Interest expense increased primarily because of the higher interest rates paid on new commercial money market accounts and retail and brokered certificates of deposits. The increased rates were the result of the 100 basis point increase in the federal funds rate that occurred throughout the first six months of 2006 that was not fully reflected in deposit rates until the second half of 2006. Increases in the federal funds rate, which is the rate that banks charge other banks for short term loans, generally has a lagging effect and increases the rates banks pay for deposits. The average interest rate paid on interest-bearing liabilities was 3.94% for the second quarter of 2007, an increase of 71 basis points from the 3.23% average interest rate paid in the second quarter of 2006.
Net interest margin (net interest income divided by average interest earning assets) for the second quarter of 2007 was 3.75%, a decrease of 33 basis points, compared to 4.08% for the second quarter of 2006.

Net interest income was $19.6 million for the first six months of 2007, an increase of $500,000, or 2.6%, from $19.1 million for the same period in 2006. Interest income was $37.9 million for the six month period ended June 30, 2007, an increase of $4.9 million, or 14.9%, from $33.0 million for the same six month period in 2006. Interest income increased because of an increase in the average interest rates earned on loans and investments and also because of the $78 million increase in the average interest earning assets between the periods. Interest rates increased primarily because maturing investments were reinvested at higher rates. Interest on loans increased because of the 100 basis point increase in the prime interest rate that occurred during the first six months of 2006. Increases in the prime rate, which is the rate that banks charge their prime business customers, generally increase the rates on adjustable rate consumer and commercial loans in the portfolio and on new loans originated. The average yield earned on interest-earning assets was 7.48% for the first six months of 2007, an increase of 43 basis points from the 7.05% average yield for the first six months of 2006.
Interest expense was $18.3 million for the first six months of 2007, an increase of $4.4 million, or 31.9%, compared to $13.9 million for the first six months of 2006. Interest expense increased because of the higher interest rates paid on new commercial money market accounts opened between the periods and the higher rates paid on retail and brokered certificates of deposits. The increased rates were the result of the 100 basis point increase in the federal funds rate during the first six months of 2006 that was not fully reflected in deposit rates until the second half of 2006. The average interest rate paid on interest-bearing liabilities was 3.82% for the first six months of 2007, an increase of 67 basis points from the 3.15% average interest rate paid in the first six months of 2006.
Net interest margin (net interest income divided by average interest earning assets) for the first six months of 2007 was 3.88%, a decrease of 21 basis points, compared to 4.09% for the first six months of 2006.
A summary of the Company’s net interest margin for the six month period ended June 30, 2007 and June 30, 2006 is as follows:

	For the six month period ending
	June 30, 2007			June 30, 2006
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Securities available for sale	$180,616	4,595	5.13%	$126,153	2,352	3.76%
Loans held for sale	2,316	71	6.21	3,380	106	6.34
Mortgage loans, net	139,721	4,309	6.22	127,315	3,724	5.90
Commercial loans, net	578,852	24,304	8.47	546,175	21,799	8.05
Consumer loans, net	84,933	3,690	8.76	99,504	4,155	8.42
Cash equivalents	27,867	722	5.23	33,389	709	4.28
Federal Home Loan Bank stock	7,541	216	5.78	8,380	149	3.58

Total interest-earning assets	1,021,846	37,907	7.48	944,296	32,994	7.05

Interest-bearing liabilities:
Noninterest checking	55,079	0	0.00	48,245	0	0.00
NOW accounts	110,918	1,723	3.13	99,184	1,208	2.46
Savings accounts	40,750	273	1.35	74,495	712	1.93
Money market accounts	223,058	4,226	3.82	124,862	1,855	3.00
Certificates	235,205	5,092	4.37	231,534	4,007	3.49
Brokered deposits	162,837	3,909	4.84	145,955	2,602	3.60
Federal Home Loan Bank advances	135,679	3,045	4.53	160,906	3,471	4.35
Other	958	0	0.00	901	0	0.00

Total interest-bearing liabilities	964,484	18,268	3.82	886,082	13,855	3.15
Net interest income		$19,639			$19,139

Net interest rate spread			3.66%			3.89%

Net earning assets	$57,362			$58,214

Net interest margin			3.88%			4.09%

Average interest-earning assets to average interest-bearing liabilities		105.95%			106.57%

Provision for Loan Losses
The provision for loan losses is recorded to bring the allowance for loan losses to a level deemed appropriate by management based on factors disclosed in the critical accounting policies previously discussed. The provision for loan losses was $1.0 million for the second quarter of 2007, an increase of $48,000, or 4.9%, from $1.0 million for the second quarter of 2006. The provision for loan losses increased primarily because of the $40 million in commercial loan growth that was experienced in the second quarter of 2007 compared to the $11 million reduction in the commercial loan portfolio that occurred in the second quarter of 2006. The increase in the provision due to loan growth was partially offset by a reduction in the allowance required for risk rated commercial loans in the second quarter of 2007 compared to the same period of 2006.
The provision for loan losses was $1.5 million for the first six months of 2007, a decrease of $12,000, or 0.8%, from the $1.5 million for the same six month period in 2006. The provision for loan losses decreased primarily because of the reduced allowance required for risk rated commercial loans in the first six months of 2007 when compared to the same six month period of 2006. The reduction in the provision related to the reduced commercial loan risk ratings was partially offset by additions relating to the $73 million increase in the commercial loan portfolio in the first six months of 2007 compared to the $23 million reduction in the portfolio that was experienced in the first six months of 2006.
A rollforward of the Company’s allowance for loan losses for the six month periods ended June 30, 2007 and June 30, 2006 is summarized as follows:

(in thousands)	2007	2006
Balance at January 1,	$9,873	$8,778
Provision	1,483	1,495
Charge offs:
Commercial business	(17)	0
Commercial real estate	(70)	0
Consumer	(632)	(109)
Recoveries	88	52

Balance at June 30,	$10,725	$10,216

The increase in consumer loan charge offs was primarily the result of a $508,000 charge off on a home equity loan in the first quarter of 2007 for which a reserve was established in the fourth quarter of 2006.
Non-Interest Income
Non-interest income was $1.3 million for the second quarter of 2007, a decrease of $474,000, or 26.8%, from $1.8 million for the same period in 2006. Other non-interest income decreased $261,000 because of increased losses on the sale of repossessed and foreclosed properties and a decrease in revenues from the sale of uninsured investment products. Gain on sales of loans decreased $114,000 between the periods due primarily to a decrease in the number of single-family mortgage loans sold and a decrease in the profit margins on the loans that were sold. Competition in the single-family loan origination market has remained strong as the overall market has slowed and profit margins have been lowered in order to remain competitive and maintain origination volumes. Security gains decreased $48,000 due to decreased security sales.
Non-interest income was $3.4 million for the first six months of 2007, an increase of $108,000, or 3.3%, from $3.3 million for the same period in 2006. Gain on sales of loans increased $436,000 between the periods primarily due to the $597,000 increase in the gain recognized on the sale of government guaranteed commercial loans that was partially offset by a $161,000 decrease in the gain recognized on the sale of single family loans due to a decrease in the number of loans sold and profit margins realized on the loans that were sold. Competition in the single-family loan origination market has remained strong as the overall market has slowed and profit margins were lowered in order to remain competitive and maintain origination volumes. Other non-interest income decreased $178,000 primarily because of increased losses on the sale of repossessed and foreclosed assets and a decrease in revenues from the sale of uninsured investment products. Security gains decreased $48,000 due to decreased security sales. Fees and service charges decreased $33,000 between the periods primarily because of decreased overdraft fees.

Non-Interest Expense
Non-interest expense was $6.1 million for the second quarter of 2007, an increase of $386,000, or 6.7%, from $5.8 million for the same period of 2006. Other non-interest expense increased $158,000 primarily because of increased expenses related to foreclosed real estate and increased legal fees. Compensation expense increased $144,000 primarily because of annual payroll cost increases. Data processing costs increased $34,000 due to increases in the internet and other banking services provided by the Bank’s third party processor between the periods.
Non-interest expense was $12.1 million for the first six months of 2007, an increase of $396,000, or 3.4%, from $11.7 million for the same period of 2006. Compensation expense increased $246,000 primarily because of annual payroll cost increases. Other non-interest expense increased $136,000 primarily because of increased expenses related to foreclosed real estate and increased legal fees. Data processing costs increased $40,000 due to increases in the internet and other banking services provided by the Bank’s third party processor between the periods. Advertising expense increased $63,000 between the periods due to increased promotions and checking and consumer loan advertising.
Income Tax Expense
Income tax expense was $1.5 million for the second quarter of 2007, a decrease of $309,000, or 16.9%, compared to $1.8 million for the second quarter of 2006. Income tax expense was $3.7 million, an increase of $190,000, or 5.4%, compared to $3.5 million for the first six months of 2006. Income tax expense increased between the periods due to an increase in taxable income and an effective tax rate that increased from 38.2% for the first six months of 2006 to 39.3% for the first six months of 2007. The increase in the effective tax rate was primarily the result of decreased tax exempt income and changes in state tax allocations.
Non-Performing Assets
The following table sets forth the amounts and categories of non-performing assets in the Bank’s portfolio at June 30, 2007 and December 31, 2006.

	June 30,	December 31,
(Dollars in thousands)	2007	2006
Non-Accruing Loans:
One-to-four family real estate	$634	1,364
Commercial real estate	8,361	5,296
Consumer	972	1,254
Commercial business	1,641	394

Total	11,608	8,308

Other assets	44	44
Foreclosed and Repossessed Assets:
One-to-four family real estate	4,052	1,422
Commercial real estate	650	650
Consumer	11	0

Total non-performing assets	$16,365	$10,424

Total as a percentage of total assets	1.45%	1.07%

Total non-performing loans	$11,608	$8,308

Total as a percentage of total loans receivable, net	1.38%	1.08%

Allowance for loan loss to non-performing loans	92.39%	118.84%

Total non-performing assets were $16.4 million at June 30, 2007, an increase of $6.0 million, from $10.4 million at December 31, 2006. Non-performing loans increased $3.3 million and foreclosed and repossessed assets increased $2.7 million during the period. The non-performing loan activity for the period was as follows: classified $9.2 million in loans as non-accruing, received $1.8 million in principal payments on non-accruing loans, reclassified $1.7 million as accruing, transferred $1.7 million to real estate owned, and charged off $700,000. The increase in non-accruing loans relates primarily to $6.5 million in related commercial real estate development loans from affiliated borrowers that were downgraded during the period. These loans are for projects within our market area and are secured by land, developed lots and other assets. The increase in foreclosed and repossessed assets relates primarily to a $2.9 million single-family home. An agreement has been signed to sell this property in the third quarter and no additional write downs are anticipated.
Dividends
On July 24, 2007 the Company declared a cash dividend of $0.25 per share, payable on September 7, 2007 to shareholders of record on August 24, 2007.
The Company has declared and paid dividends during 2007 as follows:

Record date	Pay date	Dividend per share	Dividend Payout Ratio
February 16, 2007	March 7, 2007	$0.25	37.31%
May 18, 2007	June 7, 2007	$0.25	30.49%
The annualized dividend payout ratio for the past four quarters, ending with the September 7, 2007 payment will be 45.66%.
The declaration of dividends is subject to, among other things, the Company’s financial condition and results of operations, the Bank’s compliance with its regulatory capital requirements including the fully phased-in capital requirements, tax considerations, industry standards, economic conditions, regulatory restrictions, general business practices and other factors.
Liquidity
For the six months ended June 30, 2007 the net cash provided by operating activities was $16.3 million. The Company collected $75.0 million from the maturities of securities, $2.5 million from the redemption of Federal Home Loan Bank stock, and $967,000 from principal repayments on securities. It purchased securities available for sale of $153.4 million, Federal Home Loan Bank stock of $1.0 million and premises and equipment of $562,000. Net loans receivable increased $90.7 million due primarily to increased commercial loan production. The Company had a net increase in deposit balances of $199.8 million, primarily from an increase in brokered deposits, received $113.1 million in advance proceeds and $94,000 in customer escrows. The Company repaid $166.5 million on advances, paid $2.2 million to purchase treasury stock, paid $1.9 million in dividends to its shareholders and received $238,000 related to the exercise of HMN stock options.
The Company has certificates of deposits with outstanding balances of $418.1 million that come due over the next 12 months. Based upon past experience management anticipates that the majority of the deposits will renew for another term. The Company believes that deposits that do not renew will be replaced with deposits from other customers or brokers. FHLB advances or proceeds from the sale of securities could also be used to replace unanticipated outflows of deposits.
The Company has deposits of $172.6 million in checking and money market accounts with customers that have individual balances greater than $5 million. While these funds may be withdrawn at any time, management anticipates that the majority will remain on deposit with the Bank over the next twelve months. If these deposits were to be withdrawn, they would be replaced with deposits from other customers or brokers. FHLB advances or proceeds from the sale of securities could also be used to replace unanticipated outflows of large checking and money market deposits.
The Company has $87.5 million of FHLB advances which mature beyond June 30, 2008 but have call features that can be exercised by the FHLB during the next 12 months. The Company also has $10.0 million of FHLB advances that will mature during the next 12 months. As the advances mature or if the call features are exercised, the Company has the option of requesting any advance otherwise available to it pursuant to the Credit Policy of the FHLB.
Market Risk
Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises primarily from interest rate risk inherent in its investing, lending and deposit taking activities. Management actively monitors and manages its interest rate risk exposure.

The Company’s profitability is affected by fluctuations in interest rates. A sudden and substantial increase in interest rates may adversely impact the Company’s earnings to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Company monitors the projected changes in net interest income that occur if interest rates were to suddenly change up or down. The Rate Shock Table located in the Asset/Liability Management section of this report, which follows, discloses the Company’s projected changes in net interest income based upon immediate interest rate changes called rate shocks.
The Company utilizes a model that uses the discounted cash flows from its interest-earning assets and its interest- bearing liabilities to calculate the current market value of those assets and liabilities. The model also calculates the changes in market value of the interest-earning assets and interest-bearing liabilities due to different interest rate changes. The Company believes that over the next twelve months interest rates could fluctuate in a range of 200 basis points up or down from where the rates were at June 30, 2007. The following table discloses the projected changes in market value to the Company’s interest-earning assets and interest-bearing liabilities based upon incremental 100 basis point changes in interest rates from interest rates in effect on June 30, 2007.

(Dollars in thousands)	Market Value
Basis point change in interest rates	-200	-100	0	+100	+200

Total market risk sensitive assets	$1,126,075	1,115,503	1,102,127	1,087,573	1,071,786
Total market risk sensitive liabilities	1,014,023	1,001,991	992,055	984,395	977,712
Off-balance sheet financial instruments	(303)	(143)	0	268	515

Net market risk	$112,355	113,655	110,072	102,910	93,559

Percentage change from current market value	2.07%	3.26%	0.00%	(6.51)%	(15.00)%

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

Asset/Liability Management
The Company’s management reviews the impact that changing interest rates will have on its net interest income projected for the twelve months following June 30, 2007 to determine if its current level of interest rate risk is acceptable. The following table projects the estimated annual impact on net interest income of immediate interest rate changes called rate shocks.

		Projected
	Rate Shock	Change in
	in Basis	Net Interest	Percentage
(Dollars in thousands)	Points	Income	Change
	+200	$(1,395)	(3.50)%
	+100	(568)	(1.43)%
	0	0	0.00%
	-100	(688)	(1.73)%
	-200	(1,322)	(3.32)%
The preceding table was prepared utilizing the Model Assumptions. Certain shortcomings are inherent in the method of analysis presented in the foregoing table. In the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the foregoing table. The ability of many borrowers to service their debt may decrease in the event of a substantial increase in interest rates and could impact net interest income. The decrease in net interest income in a rising rate environment is because some adjustable rate loans hit their interest rate ceilings and will not reprice higher. In addition, the model assumes that outstanding callable advances would be called in an up 100 basis point rate shock scenario, which would increase the Bank’s cost of funds and reduce net interest income.
In an attempt to manage its exposure to changes in interest rates, management closely monitors interest rate risk. The Bank has an Asset/Liability Committee which meets frequently to discuss changes in the interest rate risk position and projected profitability. The Committee makes adjustments to the asset-liability position of the Bank, which are reviewed by the Board of Directors of the Bank. This Committee also reviews the Bank’s portfolio, formulates investment strategies and oversees the timing and implementation of transactions to assure attainment of the Board’s objectives in the most effective manner. In addition, each quarter the Board reviews the Bank’s asset/liability position, including simulations of the effect on the Bank’s capital of various interest rate scenarios.
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
To the extent consistent with its interest rate spread objectives, the Bank attempts to manage its interest rate risk and has taken a number of steps to restructure its balance sheet in order to better match the maturities of its assets and liabilities. The Bank has primarily focused its fixed rate one-to-four family residential lending program on loans that are saleable to third parties and generally places only those fixed rate loans that meet certain risk characteristics into its loan portfolio. The Bank does place into portfolio adjustable rate single-family loans that reprice over a one, three or five-year period. The Bank’s commercial loan production has primarily been in adjustable rate loans while the fixed rate commercial loans placed in portfolio have been shorter-term loans, usually with maturities of five years or less, in order to manage the Company’s interest rate risk exposure.
Item 4: Controls and Procedures
Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal controls. There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
HMN FINANCIAL, INC.
PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings.
None.
ITEM 1A. Risk Factors
There have been no material changes in the risk factors disclosed in the Company’s December 31, 2006 Form 10-K.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) and (b) Not applicable

(c) Information Regarding Share Repurchases

	(a) Total		(c) Total Number of	(d) Maximum Number
	Number of		Shares Purchased as Part	of Shares that May Yet
	Shares	(b) Average Price	of Publicly Announced	Be Purchased Under the Plans
Period	Purchased	Paid per Share	Plans or Programs	or Programs
April 1 through April 30, 2007	15,000	$34.10	15,000	256,000
May 1 through May 31, 2007	20,000	34.26	20,000	236,000
June 1 through June 30, 2007	0	0	0	236,000

Total	35,000	$34.19	35,000

(1)	On January 23, 2007 the Board of Directors authorized the repurchase of up to 300,000 shares of the Company’s common stock. This program expires on July 23, 2008.
ITEM 3. Defaults Upon Senior Securities.
Not applicable.
ITEM 4. Submission of Matters to a Vote of Security Holders.
The Annual Meeting of Stockholders of the Company was held on April 24, 2007 at 10:00 a.m.
The following is a record of the votes cast in the election of directors of the Company:
Terms expiring in 2010:

	For	Withhold
Michael J. Fogarty	3,723,332	174,743
Susan K. Kolling	3,749,531	148,544
Malcolm W. McDonald	3,784,444	113,630
Accordingly the individuals named above were duly elected directors of the Company for terms to expire as stated above.

The following directors have terms of office that expire at dates following the 2007 annual meeting held April 24, 2007 and continued in office:

Director	Term of Office Expires
Allan DeBoer	2008
Timothy Geisler	2008
Karen Himle	2008
Michael McNeil	2009
Duane Benson	2009
Mahlon Schneider	2009
The following is a record of the votes cast in respect of the proposal to ratify the appointment of KPMG LLP as the Company’s independent auditors for the fiscal year ending December 31, 2006.

	NUMBER	PERCENTAGE OF
	OF VOTES	VOTES ACTUALLY CAST
FOR	3,846,290	98.67%
AGAINST	33,288	0.85%
ABSTAIN	18,498	0.47%
BROKER NON-VOTE	0	0.00%
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

HMN FINANCIAL, INC. Registrant
Date: August 3, 2007	By:	/s/ Michael McNeil
Michael McNeil,
President and Chief Executive Officer (Principal Executive Officer) (Duly Authorized Representative)

Date: August 3, 2007	By:	/s/ Jon Eberle
Jon Eberle,
Chief Financial Officer (Principal Financial Officer)

HMN FINANCIAL, INC.
INDEX TO EXHIBITS
FOR FORM 10-Q

		Reference	Sequential
		to Prior	Page Numbering
		Filing or	Where Attached
		Exhibit	Exhibits Are
Regulation S-K		Number	Located in This
Exhibit Number	Document Attached Hereto	Form 10-Q	Report

3.1	Amended and Restated Articles of Incorporation	*1	N/A

3.2	Amended and Restated By-laws	3	Filed electronically

4	Form of Common Stock Including indentures	*2	N/A

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	31.1	Filed electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	31.2	Filed electronically

32	Section 1350 Certification of CEO and CFO	32	Filed Electronically

*1	Incorporated by reference to the same numbered exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1998 (File No. 0-24100).

*2	Incorporated by reference to the same numbered exhibit to the Company’s Registration Statement on Form S-1 dated April 1, 1994 (File No. 33-77212).