Form 10-Q
period 2007-09-30
HMN FINANCIAL INC
filed 2007-11-02
CIK 921183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☐      Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s common stock as of the latest practicable date.

Class	Outstanding at October 19, 2007

Common stock, $0.01 par value	4,255,617

HMN FINANCIAL, INC.

PART I — FINANCIAL STATEMENTS
Item 1: Financial Statements
HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30,	December 31,
	2007	2006
(dollars in thousands)	(unaudited)

Assets
Cash and cash equivalents	$51,916	43,776
Securities available for sale:
Mortgage-backed and related securities (amortized cost $19,538 and $6,671)	18,927	6,178
Other marketable securities (amortized cost $190,185 and $119,940)	191,251	119,962

	210,178	126,140

Loans held for sale	2,153	1,493
Loans receivable, net	846,201	768,232
Accrued interest receivable	7,350	5,061
Real estate, net	2,505	2,072
Federal Home Loan Bank stock, at cost	5,580	7,956
Mortgage servicing rights, net	1,431	1,958
Premises and equipment, net	12,082	11,372
Goodwill	3,801	3,801
Core deposit intangible	21	106
Prepaid expenses and other assets	1,473	2,943
Deferred tax asset	2,722	2,879

Total assets	$1,147,413	977,789

Liabilities and Stockholders’ Equity
Deposits	$936,419	725,959
Federal Home Loan Bank advances	97,500	150,900
Accrued interest payable	7,827	1,176
Customer escrows	1,349	721
Accrued expenses and other liabilities	7,018	5,891

Total liabilities	1,050,113	884,647

Commitments and contingencies
Stockholders’ equity:
Serial preferred stock: ($.01 par value) authorized 500,000 shares; issued and outstanding none	0	0
Common stock ($.01 par value): authorized 11,000,000; issued shares 9,128,662	91	91
Additional paid-in capital	57,890	57,914
Retained earnings, subject to certain restrictions	109,079	103,643
Accumulated other comprehensive income (loss)	275	(284)
Unearned employee stock ownership plan shares	(4,012)	(4,158)
Treasury stock, at cost 4,873,045 and 4,813,232 shares	(66,023)	(64,064)

Total stockholders’ equity	97,300	93,142

Total liabilities and stockholders’ equity	$1,147,413	977,789

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share amounts)	2007	2006	2007	2006

Interest income:
Loans receivable	$17,258	14,962	49,632	44,747
Securities available for sale:
Mortgage-backed and related	212	66	495	206
Other marketable	2,498	1,512	6,810	3,724
Cash equivalents	250	546	972	1,254
Other	60	89	276	238

Total interest income	20,278	17,175	58,185	50,169

Interest expense:
Deposits	9,283	5,813	24,506	16,198
Federal Home Loan Bank advances	1,182	1,660	4,227	5,130

Total interest expense	10,465	7,473	28,733	21,328

Net interest income	9,813	9,702	29,452	28,841
Provision for loan losses	921	6,026	2,404	7,521

Net interest income after provision for loan losses	8,892	3,676	27,048	21,320

Non-interest income:
Fees and service charges	828	820	2,306	2,331
Mortgage servicing fees	254	291	789	896
Securities gains, net	0	0	0	48
Gain on sales of loans	205	481	1,189	1,030
Other	362	143	724	683

Total non-interest income	1,649	1,735	5,008	4,988

Non-interest expense:
Compensation and benefits	3,147	2,706	9,770	9,083
Occupancy	1,127	1,131	3,323	3,335
Advertising	123	108	424	346
Data processing	325	306	941	882
Amortization of mortgage servicing rights, net	169	208	540	661
Other	1,062	980	3,054	2,836

Total non-interest expense	5,953	5,439	18,052	17,143

Income (loss) before income tax expense (benefit)	4,588	(28)	14,004	9,165
Income tax expense (benefit)	1,806	(102)	5,505	3,408

Net income	$2,782	74	8,499	5,757

Basic earnings per share	$0.74	0.02	2.26	1.50

Diluted earnings per share	$0.71	0.02	2.16	1.43

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity and Comprehensive Income
For the Nine-Month Period Ended September 30, 2007
(unaudited)

					Unearned
					Employee
				Accumulated	Stock
		Additional		Other	Ownership		Stock-
	Common	Paid-in	Retained	Comprehensive	Plan	Treasury	Holders’
(dollars in thousands)	Stock	Capital	Earnings	Income (Loss)	Shares	Stock	Equity

Balance, December 31, 2006	$91	57,914	103,643	(284)	(4,158)	(64,064)	93,142
Net income			8,499				8,499
Other comprehensive income, net of tax:
Net unrealized gains on securities available for sale				559			559
Total comprehensive income							9,058
Purchase of treasury stock						(2,778)	(2,778)
FIN 48 - cumulative effect adjustment			(250)				(250)
Employee stock options exercised		(246)				385	139
Tax benefits of exercised stock options		99					99
Unearned compensation restricted stock awards		(468)				468	0
Restricted stock awards forfeited		34				(34)	0
Stock compensation tax benefits		32					32
Amortization of restricted stock awards		251					251
Dividends paid			(2,813)				(2,813)
Earned employee stock ownership plan shares		274			146		420

Balance, September 30, 2007	$91	57,890	109,079	275	(4,012)	(66,023)	97,300

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
(dollars in thousands)	2007	2006
Cash flows from operating activities:
Net income	$8,499	5,757
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	2,404	7,521
Depreciation	1,429	1,433
Amortization of discounts, net	(2,183)	(1,189)
Amortization of deferred loan fees	(997)	(1,168)
Amortization of core deposit intangible	85	85
Amortization of mortgage servicing rights	540	661
Capitalized mortgage servicing rights	(13)	(147)
Securities gains, net	0	(48)
Losses on sales of real estate	35	19
Gain on sales of loans	(1,189)	(1,030)
Proceeds from sales of real estate	4,903	348
Proceeds from sales of loans held for sale	51,215	59,652
Disbursements on loans held for sale	(39,470)	(58,735)
Amortization of restricted stock awards	251	141
Amortization of unearned ESOP shares	146	145
Earned employee stock ownership shares priced above original cost	274	285
Stock option compensation	32	48
Increase in accrued interest receivable	(2,289)	(199)
Increase (decrease) in accrued interest payable	6,651	(651)
Decrease (increase) in other assets	1,034	(4,812)
Increase (decrease) in other liabilities	1,126	(780)
Other, net	13	90

Net cash provided by operating activities	32,496	7,426

Cash flows from investing activities:
Proceeds from sales of securities available for sale	0	2,988
Principal collected on securities available for sale	1,677	617
Proceeds collected on maturities of securities available for sale	120,000	105,500
Purchases of securities available for sale	(203,067)	(132,998)
Purchase of Federal Home Loan Bank stock	(999)	0
Redemption of Federal Home Loan Bank stock	3,375	409
Net (increase) decrease in loans receivable	(96,004)	46,998
Purchases of premises and equipment	(2,136)	(1,189)

Net cash (used) provided by investing activities	(177,154)	22,325

Cash flows from financing activities:
Increase in deposits	210,923	9,733
Purchase of treasury stock	(2,778)	(2,954)
Stock options exercised	139	138
Excess tax benefits from options exercised	99	47
Dividends to stockholders	(2,813)	(2,797)
Proceeds from Federal Home Loan Bank advances	112,100	0
Repayment of Federal Home Loan Bank advances	(165,500)	(10,000)
Proceeds from Federal Reserve Bank advances	2,000	1,000
Repayment of Federal Reserve Bank advances	(2,000)	(1,000)
Increase in customer escrows	628	52

Net cash provided (used) by financing activities	152,798	(5,781)

Increase in cash and cash equivalents	8,140	23,970
Cash and cash equivalents, beginning of period	43,776	47,269

Cash and cash equivalents, end of period	$51,916	71,239

Supplemental cash flow disclosures:
Cash paid for interest	$22,083	21,978
Cash paid for income taxes	5,482	6,851
Supplemental noncash flow disclosures:
Transfer of loans to real estate	5,388	252
Loans transferred to loans held for sale	11,239	2,694
See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
September 30, 2007 and 2006
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
(2) Basis of Preparation
The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statement of stockholders’ equity and comprehensive income and consolidated statements of cash flows in conformity with U.S. generally accepted accounting principles. However, all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The consolidated statement of income for the nine-month period ended September 30, 2007 is not necessarily indicative of the results which may be expected for the entire year.
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
(4) Derivative Instruments and Hedging Activities
The Company has commitments outstanding to extend credit to future borrowers that had not closed prior to the end of the quarter. The Company intends to sell these commitments which are referred to as its mortgage pipeline. As commitments to originate or purchase loans enter the mortgage pipeline, the Company generally enters into commitments to sell the mortgage pipeline into the secondary market on a firm commitment or best efforts basis. The commitments to originate, purchase or sell loans on a firm commitment basis are derivatives. As a result of marking to market the mortgage pipeline and the related firm commitments to sell for the period ended September 30, 2007, the Company recorded an increase in other liabilities of $1,000 and a loss included in the gain on sales of loans of $1,000.
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
(5) Comprehensive Income
Comprehensive income is defined as the change in equity during a period from transactions and other events from nonowner sources. Comprehensive income is the total of net income and other comprehensive income, which for the Company is comprised of unrealized gains and losses on securities available for sale. The components of other comprehensive income and the related tax effects were as follows:

	For the three months ended September 30,
	2007			2006
(Dollars in thousands)	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Securities available for sale:
Gross unrealized gains arising during the period	$1,796	712	1,084	801	317	484
Reclassification of net gains included in net income	0	0	0	0	0	0

Other comprehensive income	$1,796	712	1,084	801	317	484

	For the nine months ended September 30,
	2007			2006
	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Securities available for sale:
Gross unrealized gains arising during the period	$927	368	559	919	362	557
Reclassification of net gains included in net income	0	0	0	48	17	31

Other comprehensive income	$927	368	559	871	345	526

(6) Securities Available For Sale
The following table shows the gross unrealized losses and fair value for the securities available for sale portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2007.

	Less than twelve months			Twelve months or more			Total
	# of	Fair	Unrealized	# of	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Investments	Value	Losses	Investments	Value	Losses	Value	Losses
Mortgage backed securities:
FHLMC	1	$13	—	1	$2,430	(436)	$2,443	(436)
FNMA	1	38	—	3	2,854	(236)	2,892	(236)
Other marketable securities:
FNMA	1	9,984	(9)	—	—	—	9,984	(9)
FHLMC	1	4,991	—	—	—	—	4,991	—

Total temporarily impaired securities	4	$15,026	(9)	4	$5,284	(672)	$20,310	(681)

These fixed rate investments are temporarily impaired due to changes in interest rates and the Company has the ability and intent to hold to maturity or until the temporary loss is recovered. Mortgage backed securities in the table above had an average remaining life of less than eight years and the other marketable securities had an average remaining life of less than one year at September 30, 2007.
(7) Investment in Mortgage Servicing Rights
A summary of mortgage servicing activity is as follows:

	Nine Months ended	Twelve Months ended	Nine Months ended
(Dollars in thousands)	Sept. 30, 2007	Dec. 31, 2006	Sept. 30, 2006
Mortgage servicing rights
Balance, beginning of period	$1,958	2,654	2,654
Originations	13	152	147
Amortization	(540)	(848)	(662)

Balance, end of period	1,431	1,958	2,139

Fair value of mortgage servicing rights	$3,703	3,823	4,233

All of the loans being serviced were single-family loans serviced for FNMA under the mortgage-backed security program or individual loan sale program. The following is a summary of the risk characteristics of the loans being serviced at September 30, 2007.

		Weighted	Weighted
	Loan	Average	Average
	Principal	Interest	Remaining	Number
(Dollars in thousands)	Balance	Rate	Term	of Loans

Original term 30 year fixed rate	$188,809	5.93%	315	1,684
Original term 15 year fixed rate	156,888	5.27%	134	2,223
Adjustable rate	3,241	5.83%	306	30
(8) Intangible Assets
The gross carrying amount of intangible assets and the associated accumulated amortization at September 30, 2007 is presented in the following table. Amortization expense for intangible assets was $625,000 and $746,000 for the nine months ended September 30, 2007 and 2006, respectively.

	Gross		Unamortized
	Carrying	Accumulated	Intangible
(Dollars in thousands)	Amount	Amortization	Assets
Amortized intangible assets:
Mortgage servicing rights	$3,920	(2,489)	1,431
Core deposit intangible	1,567	(1,546)	21

Total	$5,487	(4,035)	1,452

The following table indicates the estimated future amortization expense for amortized intangible assets:

	Mortgage	Core
	Servicing	Deposit
(Dollars in thousands)	Rights	Intangible	Total

Year ending December 31,
2007	$141	21	162
2008	532	0	532
2009	392	0	392
2010	214	0	214
2011	104	0	104
Projections of amortization are based on existing asset balances and the existing interest rate environment as of September 30, 2007. The Company’s actual experience may be significantly different depending upon changes in mortgage interest rates and other market conditions.
(9) Earnings per Share
The following table reconciles the weighted average shares outstanding and the income available to common shareholders used for basic and diluted EPS:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Weighted average number of common shares outstanding used in basic earnings per common share calculation	3,738,462	3,807,223	3,755,720	3,834,973
Net dilutive effect of:
Options	143,492	181,737	157,714	174,474
Restricted stock awards	17,386	12,744	19,223	13,307

Weighted average number of shares outstanding adjusted for effect of dilutive securities	3,899,340	4,001,704	3,932,657	4,022,754

Income available to common shareholders	$2,781,881	73,512	8,499,385	5,757,288
Basic earnings per common share	$0.74	0.02	2.26	1.50
Diluted earnings per common share	$0.71	0.02	2.16	1.43
(10) Regulatory Capital
The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Tier I or Core capital and Risk-based capital (as defined in the regulations) to total assets (as defined). Management believes, as of September 30, 2007, that the Bank meets all capital adequacy requirements to which it is subject.
Management believes that based upon the Bank’s capital calculations at September 30, 2007 and other conditions consistent with the Prompt Corrective Actions Provisions of the OTS regulations, the Bank would be categorized as well capitalized.

On September 30, 2007 the Bank’s tangible assets and adjusted total assets were $1.14 billion and its risk-weighted assets were $847.7 million. The following table presents the Bank’s capital amounts and ratios at September 30, 2007 for actual capital, required capital and excess capital including ratios required to qualify as a well capitalized institution under the Prompt Corrective Actions regulations.

			Required to be				To Be Well Capitalized
			Adequately				Under Prompt Corrective
	Actual		Capitalized		Excess Capital		Action Provisions
		Percent of		Percent of		Percent of		Percent of
(Dollars in thousands)	Amount	Assets(1)	Amount	Assets(1)	Amount	Assets(1)	Amount	Assets(1)
Bank stockholder’s equity	$92,977
Less:
Net unrealized gain on certain securities available for sale	(275)
Goodwill and core deposit intangibles	(3,822)
Disallowed assets	(2,518)

Tier I or core capital	86,362

Tier I capital to adjusted total assets		7.60%	$45,475	4.00%	$40,887	3.60%	$56,844	5.00%
Tier I capital to risk-weighted assets		10.19%	$33,907	4.00%	$52,455	6.19%	$50,861	6.00%

Plus:
Allowable allowance for loan losses	10,596

Risk-based capital	$96,958		$67,815		$29,143		$84,769

Risk-based capital to risk- weighted assets		11.44%		8.00%		3.44%		10.00%

(1)	Based upon the Bank’s adjusted total assets for the purpose of the tangible and core capital ratios and risk-weighted assets for the purpose of the risk-based capital ratio.
The tangible capital of the Bank was in excess of the minimum 2% required by OTS regulations at September 30, 2007.
(11) Commitments and Contingencies
The Bank issued standby letters of credit which guarantee the performance of customers to third parties. The standby letters of credit outstanding at September 30, 2007 were approximately $7.3 million, expire over the next two years and are collateralized primarily with commercial real estate mortgages. Since the conditions under which the Bank is required to fund the standby letters of credit may not materialize, the cash requirements are expected to be less than the total outstanding commitments.
In February 2007, the Minnesota Department of Revenue (MDR) assessed a deficiency of $2.2 million against the Company’s 2002 through 2004 Minnesota state tax payments. The deficiency relates to the tax treatment of the inter-company dividends paid to the Bank by a former subsidiary of the Company. The Company filed a Notice of Appeal in the Minnesota Tax Court challenging that assessment and the MDR filed a response and has started the discovery process.
(12) Income Taxes
On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). Implementation of FIN 48 resulted in a $250,000 cumulative effect adjustment to retained earnings as of the date of adoption. At January 1, 2007, the total amount of unrecognized tax benefits under FIN 48 was $600,000, of which $390,000 related to tax benefits that if recognized, would impact the annual effective tax rate. We recognize both interest and penalties as a component of other operating expense and $36,000 in interest expense was recorded in other operating expense during the first nine months of 2007. The liability for unrecognized tax benefits includes $96,000 of interest and no penalties. It is reasonably possible that the total unrecognized tax benefit as of January 1, 2007 could increase by $1.6 million or be reduced to zero within the next 12 month period. It is also reasonably possible that any benefit may be substantially offset by new matters arising during this same period. The Company files consolidated federal and state income tax returns. With few exceptions, we are not subject to federal income tax examinations for taxable years prior to 2003, or state examinations prior to 2002.

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
(13) Business Segments
The Bank has been identified as a reportable operating segment in accordance with the provisions of SFAS No. 131. SFC and HMN, the holding company, did not meet the quantitative thresholds for a reportable segment and therefore are included in the “Other” category.
The Company evaluates performance and allocates resources based on the segment’s net income, return on average assets and equity. Each corporation is managed separately with its own officers and board of directors, some of whom may overlap between the corporations.

The following table sets forth certain information about the reconciliations of reported net income and assets for each of the Company’s reportable segments.

	Home Federal			Consolidated
(Dollars in thousands)	Savings Bank	Other	Eliminations	Total

At or for the quarter ended September 30, 2007:
Interest income — external customers	$20,276	2	0	20,278
Non-interest income — external customers	1,549	100	0	1,649
Intersegment interest income	0	27	(27)	0
Intersegment non-interest income	44	2,821	(2,865)	0
Interest expense	10,492	0	(27)	10,465
Amortization of mortgage servicing rights, net	169	0	0	169
Other non-interest expense	5,634	194	(44)	5,784
Income tax expense (benefit)	1,832	(26)	0	1,806
Net income	2,821	2,782	(2,821)	2,782
Goodwill	3,801	0	0	3,801
Total assets	1,142,558	97,981	(93,126)	1,147,413

At or for the quarter ended September 30, 2006:
Interest income — external customers	$17,165	10	0	17,175
Non-interest income — external customers	1,735	0	0	1,735
Intersegment interest income	3	0	(3)	0
Intersegment non-interest income	34	223	(257)	0
Interest expense	7,473	3	(3)	7,473
Amortization of mortgage servicing rights, net	208	0	0	208
Other non-interest expense	5,008	257	(34)	5,231
Income tax (benefit)	(3)	(99)	0	(102)
Net income	225	72	(223)	74
Goodwill	3,801	0	0	3,801
Total assets	986,694	92,742	(88,178)	991,258

At or for the nine months ended September 30, 2007:
Interest income — external customers	$58,145	40	0	58,185
Non-interest income — external customers	4,908	100	0	5,008
Intersegment interest income	0	85	(85)	0
Intersegment non-interest income	131	8,687	(8,818)	0
Interest expense	28,818	0	(85)	28,733
Amortization of mortgage servicing rights, net	540	0	0	540
Other non-interest expense	17,090	553	(131)	17,512
Income tax expense (benefit)	5,642	(137)	0	5,505
Net income	8,690	8,496	(8,687)	8,499
Goodwill	3,801	0	0	3,801
Total assets	1,142,558	97,981	(93,126)	1,147,413

At or for the nine months ended September 30, 2006:
Interest income — external customers	$50,083	86	0	50,169
Non-interest income — external customers	4,988	0	0	4,988
Intersegment interest income	3	0	(3)	0
Intersegment non-interest income	101	6,052	(6,153)	0
Interest expense	21,328	3	(3)	21,328
Amortization of mortgage servicing rights, net	661	0	0	661
Other non-interest expense	16,007	576	(101)	16,482
Income tax expense (benefit)	3,603	(195)	0	3,408
Net income	6,055	5,754	(6,052)	5,757
Goodwill	3,801	0	0	3,801
Total assets	986,694	92,742	(88,178)	991,258

HMN FINANCIAL, INC.
Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Net Income
The Company’s net income was $2.8 million for the third quarter of 2007, up $2.7 million from net income of $74,000 for the third quarter of 2006. The increase in net income was due primarily to a $5.1 million decrease in the loan loss provision between the periods as a result of decreased commercial loan charge offs. Basic earnings per share for the third quarter of 2007 were $0.74, up $0.72, from $0.02 for the same quarter of 2006. Diluted earnings per common share for the third quarter of 2007 were $0.71, up $0.69 from $0.02 for the third quarter of 2006.
Net income was $8.5 million for the nine-month period ended September 30, 2007, an increase of $2.7 million, or 47.6%, compared to $5.8 million for the nine-month period ended September 30, 2006. The increase in net income was due primarily to a $5.1 million decrease in the loan loss provision between the periods as a result of decreased commercial loan charge offs. Basic earnings per share were $2.26 for the nine-months ended September 30, 2007, an increase of $0.76, or 50.7%, from $1.50 for the same nine-month period of 2006. Diluted earnings per common share for the nine-month period in 2007 were $2.16, up $0.73, or 51.0%, from $1.43 for the same period in 2006.
Net Interest Income
Net interest income was $9.8 million for the third quarter of 2007, an increase of $111,000, or 1.1%, compared to $9.7 million for the third quarter of 2006. Interest income was $20.3 million for the third quarter of 2007, an increase of $3.1 million, or 18.1%, from $17.2 million for the same period in 2006. Interest income increased primarily because average interest earning assets increased $141 million between the periods and because the average yield earned on loans and investments increased. The increase in average interest earning assets was the result of a $101 million increase in the average outstanding loans and a $40 million increase in the average outstanding cash and investments between the periods. The increase in outstanding loans was primarily in commercial business and commercial real estate loans. The increase in cash and investments was the result of obtaining collateralized deposit relationships that required the purchase of additional investments in order to collateralize the deposits and maintain adequate liquidity. The average yield on investments increased 84 basis points between the periods primarily because maturing investments were reinvested at higher rates. The average yield earned on interest-earning assets was 7.39% for the third quarter of 2007, an increase of 20 basis points from the 7.19% average yield for the third quarter of 2006.
Interest expense was $10.5 million for the third quarter of 2007, an increase of $3.0 million, or 40.0%, compared to $7.5 million for the third quarter of 2006. Interest expense increased primarily because of higher interest rates paid on commercial money market accounts and certificates of deposits. The increased rates were the result of the 100 basis point increase in federal funds rate that occurred throughout the first six months of 2006 that was not fully reflected in deposit rates until the second half of 2006. Increases in the federal funds rate, which is the rate that banks charge other banks for short term loans, generally has a lagging effect and increases the rates banks pay for deposits. The average interest rate paid on interest-bearing liabilities was 4.05% for the third quarter of 2007, an increase of 71 basis points from the 3.34% average rate paid in the third quarter of 2006.
Net interest margin (net interest income divided by average interest earning assets) for the third quarter of 2007 was 3.58%, a decrease of 48 basis points, compared to 4.06% for the third quarter of 2006.
Net interest income was $29.4 million for the first nine months of 2007, an increase of $611,000, or 2.1%, from $28.8 million for the same period in 2006. Interest income was $58.2 million for the nine-month period ended September 30, 2007, an increase of $8.0 million, or 16.0%, from $50.2 million for the same period in 2006. Interest income increased because of a $99 million increase in average interest earning assets and also because the average yields earned on loans and investments increased between the periods. The increase in average interest earning assets was the result of a $54 million increase in the average outstanding loans and a $45 million increase in the average outstanding cash and investments between the periods. The increase in outstanding loans was primarily in commercial business and commercial real estate loans. The increase in cash and investments was the result of obtaining collateralized deposit relationships that required the purchase of additional investments in order to collateralize the deposits and maintain adequate liquidity. Yields increased primarily because of the 100 basis point increase in the prime interest rate that occurred during the first six months of 2006. Increases in the prime rate, which is the rate that banks charge their prime business customers, generally increase the rates on adjustable rate consumer and commercial loans in the portfolio and on new loans and investments. The yield earned on interest-earning assets was 7.45% for the first nine months of 2007, an increase of 35 basis points from the 7.10% yield for the same period in 2006.
Interest expense was $28.7 million for the nine-month period ended September 30, 2007, an increase of $7.4 million, or 34.7%, from $21.3 million for the same period in 2006. Interest expense increased primarily because of higher interest rates paid on commercial money market accounts and certificates of deposits. The increased rates were the result of the 100 basis point increase in federal funds rate that occurred throughout the first six months of 2006 that was not fully reflected in deposit rates until the second half of 2006. Increases in the federal funds rate generally has a lagging effect and increases the rates banks pay for deposits. The average interest rate paid on interest-bearing liabilities was 3.90% for the first nine-months of 2007, an increase of 68 basis points from the 3.22% paid for the same period of 2006.
Net interest margin for the first nine months of 2007 was 3.77%, a decrease of 31 basis points, compared to 4.08% for the same period of 2006.

A summary of the Company’ net interest margin for the nine month period ended September 30, 2007 and September 30, 2006 is as follows:

	For the nine month period ended
	September 30, 2007			September 30, 2006
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate

Interest-earning assets:
Securities available for sale	$190,231	7,305	5.13%	$132,688	3,930	3.96%
Loans held for sale	2,368	110	6.23	3,891	186	6.39
Mortgage loans, net	142,034	6,531	6.15	128,880	5,723	5.94
Commercial loans, net	593,080	37,530	8.46	538,096	32,697	8.12
Consumer loans, net	84,248	5,461	8.67	97,346	6,141	8.43
Cash equivalents	25,516	972	5.09	36,218	1,254	4.63
Federal Home Loan Bank stock	6,940	276	5.32	8,266	238	3.85

Total interest-earning assets	1,044,417	58,185	7.45	945,385	50,169	7.10

Interest-bearing liabilities:
Noninterest checking	55,607	0	0.00	50,188	0	0.00
NOW accounts	113,733	2,685	3.16	97,138	1,873	2.58
Savings accounts	40,654	414	1.36	67,090	942	1.88
Money market accounts	222,056	6,314	3.80	145,732	3,527	3.24
Certificates	235,787	7,815	4.43	232,604	6,238	3.59
Brokered deposits	193,332	7,278	5.03	134,861	3,618	3.59
Federal Home Loan Bank advances	122,817	4,227	4.60	157,863	5,130	4.34
Other	1,030	0	0.00	927	0	0.00

Total interest-bearing liabilities	985,016	28,733	3.90	886,403	21,328	3.22
Net interest income		$29,452			$28,841

Net interest rate spread			3.55%			3.88%

Net earning assets	$59,401			$58,982

Net interest margin			3.77%			4.08%

Average interest-earning assets to average interest-bearing liabilities		106.03%			106.65%

Provision for Loan Losses
The provision for loan losses is recorded to bring the allowance for loan losses to a level deemed appropriate by management based on factors disclosed in the critical accounting policies previously discussed. The provision for loan losses was $921,000 for the third quarter of 2007, a decrease of $5.1 million, or 84.7%, from $6.0 million for the third quarter of 2006. The provision for loan losses decreased primarily because of a decrease in commercial real estate loans charged off between the periods. In the third quarter of 2006, $7.4 million in related commercial real estate development loans secured primarily by developed and undeveloped single family home lots and a golf course were charged off. In the third quarter of 2007, loan charge-offs were $129,000. The decrease in the provision related to decreased loan charge offs was partially offset by an increase of $537,000 in the provision required for risk rated commercial loans in the third quarter of 2007 compared to the same period of 2006.
The provision for loan losses was $2.4 million for the first nine-months of 2007, a decrease of $5.1 million, or 68.0%, from $7.5 million for the same nine-month period in 2006. The provision for loan losses decreased primarily because $7.4 million in related commercial real estate development loans were charged off during the third quarter of 2006. The decrease in the provision related to loan charge offs was partially offset by an increase in the provision for the $62 million increase in outstanding commercial loans during the first nine months of 2007.

The Company’s allowance for loan losses for the nine-month periods ended September 30, 2007 and 2006 is summarized as follows:

(in thousands)	2007	2006
Balance at January 1,	$9,873	$8,778
Provision	2,404	7,521
Charge offs:
Commercial loans	(16)	(151)
Commercial real estate loans	(138)	(7,222)
Consumer loans	(694)	(235)
Recoveries	123	55

Balance at September 30,	$11,552	$8,746

Non-Interest Income
Non-interest income was $1.6 million for the third quarter of 2007, a decrease of $86,000, or 5.0%, from $1.7 million for the same period in 2006. Gains on sales of loans decreased $276,000 due to a decrease in the single-family mortgage loans that were sold and a decrease in the profit margins realized on the loans that were sold. Competition in the single-family loan origination market has remained strong as the overall market has slowed and profit margins have been lowered in order to remain competitive and maintain origination volume. Mortgage servicing fees decreased $37,000 due primarily to a decrease in the single-family mortgage loans being serviced. Other non-interest income increased $219,000 primarily because of increased gains on the sale of real estate owned in the third quarter of 2007 when compared to the same period in 2006.
Non-interest income was $5.0 million for the first nine months of 2007, an increase of $20,000, or 0.4%, from $5.0 million for the same period in 2006. Gains on sales of loans increased $159,000 between the periods primarily because of the $559,000 increase in the gains recognized on the sale of government guaranteed commercial loans that was partially offset by a $400,000 decrease in the gains recognized on the sales of single-family loans due to a decrease in the volume of loans sold and profit margins realized on the loans that were sold. Competition in the single- family loan origination market has remained strong as the overall market has slowed and profit margins were lowered in order to remain competitive and maintain origination volume. Fees and service charges decreased $25,000 between the periods primarily because of a decrease in late charges and overdraft fees that was partially offset by an increase in debit card income. Mortgage servicing fees decreased $107,000 between the periods due primarily to a decrease in the single-family mortgage loans being serviced. Security gains decreased $48,000 due to decreased security sales. Other non-interest income increased $41,000 primarily because of increased gains on the sale of real estate owned in the first nine months of 2007 when compared to the same period of 2006.
Non-Interest Expense
Non-interest expense was $6.0 million for the third quarter of 2007, an increase of $514,000, or 9.4%, from $5.4 million for the same period of 2006. Compensation expense increased $441,000 between the periods due primarily to an increase in incentive compensation and annual payroll cost increases. Other noninterest expenses increased $82,000 primarily because of increased loan costs and legal fees relating to foreclosed assets. Data processing costs increased $19,000 primarily because of an increase in internet and other banking services provided by a third party processor between the periods. Advertising expense increased $15,000 between the periods due to increased mortgage loan advertising. Amortization of mortgage servicing rights decreased $39,000 due to a decrease in single-family mortgage loans being serviced in the third quarter of 2007 when compared to the same period in 2006.
Non-interest expense was $18.1 million for the first nine months of 2007, an increase of $909,000, or 5.3%, from $17.1 million for the same period in 2006. Compensation expense increased $687,000 between the periods due primarily to an increase in annual payroll costs and incentive compensation. Other noninterest expenses increased

$218,000 primarily because of increased legal fees and other expenses relating to foreclosed assets. Advertising expense increased $78,000 between the periods due to increased loan and deposit product advertising. Data processing costs increased $59,000 primarily because of an increase in internet and other banking services provided by a third party processor between the periods. Amortization of mortgage servicing rights decreased $121,000 due to a decrease in single-family mortgage loans being serviced when compared to the same period in 2006.
Income Tax Expense
Income tax expense was $1.8 million for the third quarter of 2007, an increase of $1.9 million from the $102,000 income tax benefit realized in the third quarter of 2006. The increase was primarily due to an increase in taxable income.
Income tax expense was $5.5 million for the first nine months of 2007, an increase of $2.1 million, or 61.5%, compared to $3.4 million for the first nine months of 2006. Income tax expense increased between the periods due to an increase in taxable income and an effective tax rate that increased from 37.2% for the first nine months of 2006 to 39.3% for the first nine months of 2007. The increase in the effective tax rate was primarily the result of decreased tax exempt income and changes in state tax allocations.
Non-Performing Assets
The following table sets forth the amounts and categories of non-performing assets in the Company’s portfolio at September 30, 2007, June 30, 2007 and December 31, 2006.

	Sept. 30,	June 30,	Dec. 31,
(Dollars in thousands)	2007	2007	2006

Non-Accruing Loans:
One-to-four family real estate	$2,169	634	1,364
Commercial real estate	11,551	8,361	5,296
Consumer	1,222	972	1,254
Commercial business	2,798	1,641	394

Total	17,740	11,608	8,308

Other assets	34	44	44
Foreclosed and Repossessed Assets:
One-to-four family real estate	905	4,052	1,422
Commercial real estate	1,600	650	650
Consumer	0	11	0

Total non-performing assets	$20,279	$16,365	$10,424

Total as a percentage of total assets	1.77%	1.45%	1.07%

Total non-performing loans	$17,740	$11,608	$8,308

Total as a percentage of total loans receivable, net	2.10%	1.38%	1.08%
Allowance for loan loss to non-performing loans	65.12%	92.39%	118.84%
Non-performing assets were $20.3 million at September 30, 2007, an increase of $3.9 million, or 23.9%, from $16.4 million at June 30, 2007. Non-performing loans increased $6.1 million primarily because the housing slowdown prevented some builders and developers from selling their inventory of homes and lots as quickly as expected, which resulted in inadequate cash flow to pay back the loans on the property. Non-performing single family loans increased $1.5 million primarily due to the addition of three loans, non-performing commercial real estate loans increased $3.2 million primarily because of the addition of two loans, non-performing commercial business loans increased $1.2 million primarily because of the addition of one loan, and non-performing consumer loans increased $250,000. Of the $20.3 million in non-performing assets at September 30, 2007, $5.7 million related to one relationship that became non-accruing in the first half of 2007. Foreclosed, repossessed, and other assets decreased $2.2 million due primarily to the sale of assets

Non-performing assets were $20.3 million at September 30, 2007, an increase of $9.9 million, or 94.5%, from $10.4 million at December 31, 2006. Non-performing loans increased $9.4 million, primarily because of the general slow down of the new housing construction and development markets, and foreclosed, repossessed, and other assets increased $423,000. Non-performing commercial real estate loans increased $6.3 million primarily because a group of related development loans to affiliated borrowers became non-performing in the second quarter of 2007, non-performing commercial business loans increased $2.4 million, non-performing single-family loans increased $805,000 and non-performing consumer loans decreased $32,000.
Dividends
On October 23, 2007 the Company declared a cash dividend of $0.25 per share, payable on December 12, 2007 to shareholders of record on November 23, 2007.
The Company has declared and paid dividends during 2007 as follows:

Record date	Payable date	Dividend per share	Dividend Payout Ratio
February 16, 2007	March 7, 2007	$0.25	37.31%
May 18, 2007	June 7, 2007	$0.25	30.49%
August 24, 2007	September 7, 2007	$0.25	36.76%
November 23, 2007	December 12, 2007	$0.25	35.21%
The annualized dividend payout ratio for the past four quarters, ending with the December 12, 2007 payment will be 34.72%.
The declaration of dividends is subject to, among other things, the Company’s financial condition and results of operations, the Bank’s compliance with its regulatory capital requirements, tax considerations, industry standards, economic conditions, regulatory restrictions, general business practices and other factors.
Liquidity
For the nine months ended September 30, 2007, the net cash provided by operating activities was $32.5 million. The Company collected $120.0 million from the maturities of securities, $1.7 million from principal repayments on securities, and $629,000 of customer escrows. It purchased securities available for sale of $203.1 million, and premises and equipment of $2.1 million. Net loans receivable increased $96.0 million due to an increase in commercial loan originations. The Company had a net increase in deposit balances of $210.9 million, received $114.1 million and repaid $167.5 million in FRB and FHLB advances, and purchased $1.0 million and received $3.4 million from the redemption of FHLB stock. The Company received $139,000 related to the exercise of stock options, received tax benefits relating to the exercise of options of $99,000, purchased $2.8 million of its own stock, and paid $2.8 million in dividends to its shareholders.
The Company has certificates of deposits with outstanding balances of $442.5 million that come due over the next 12 months. Based upon past experience, management anticipates that the majority of the deposits will renew for another term. The Company believes that deposits that do not renew will be replaced with deposits from other customers or brokers. FHLB advances or proceeds from the sale of securities could also be used to replace unanticipated outflows of deposits.
The Company has deposits of $151.4 million in checking and money market accounts with customers that have individual balances greater than $5 million. These funds may be withdrawn at any time, and management anticipates that the majority of these deposits will be withdrawn from the Bank over the next twelve months. If these deposits are withdrawn, they would be funded with the proceeds from maturing investments or replaced with FHLB advances or deposits from other customers or brokers.

The Company has $87.5 million of FHLB advances which mature beyond September 30, 2008 but have call features that can be exercised by the FHLB during the next twelve months. The Company also has $10.0 million of FHLB advances that will mature during the next twelve months. As the advances mature or if the call features are exercised, the Company has the option of requesting any advance otherwise available to it pursuant to the Credit Policy of the FHLB.
Market Risk
Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company’s market risk arises primarily from interest rate risk inherent in its investing, lending and deposit taking activities. Management actively monitors and manages its interest rate risk exposure.
The Company’s profitability is affected by fluctuations in interest rates. A sudden and substantial change in interest rates may adversely impact the Company’s earnings to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Company monitors the projected changes in net interest income that occur if interest rates were to suddenly change up or down. The Rate Shock Table located in the Asset/Liability Management section of this report, which follows, discloses the Company’s projected changes in net interest income based upon immediate interest rate changes called rate shocks.
The Company utilizes a model which uses the discounted cash flows from its interest-earning assets and its interest-bearing liabilities to calculate the current market value of those assets and liabilities. The model also calculates the changes in market value of the interest-earning assets and interest-bearing liabilities due to different interest rate changes. The Company believes that over the next twelve months interest rates could fluctuate in a range of 200 basis points up or down from where the interest rates were at September 30, 2007. The following table discloses the projected changes in market value to the Company’s interest-earning assets and interest-bearing liabilities based upon incremental 100 basis point changes in interest rates from interest rates in effect on September 30, 2007.

Other than trading portfolio	Market Value
(Dollars in thousands)
Basis point change in interest rates	-200	-100	0	+100	+200

Total market risk sensitive assets	$1,154,654	1,144,320	1,130,846	1,115,895	1,099,709
Total market risk sensitive liabilities	1,032,099	1,020,477	1,010,509	1,002,381	995,521
Off-balance sheet financial instruments	(62)	(27)	0	141	270

Net market risk	$122,617	123,870	120,337	113,373	103,918

Percentage change from current market value	1.89%	2.94%	0.00%	(5.79)%	(13.64)%

The preceding table was prepared utilizing the following assumptions (Model Assumptions) regarding prepayment and decay ratios which were determined by management based upon their review of historical prepayment speeds and future prepayment projections. Fixed rate loans were assumed to prepay at annual rates of between 7% to 76%, depending on the note rate and the period to maturity. Adjustable rate mortgages (ARMs) were assumed to prepay at annual rates of between 11% and 30%, depending on the note rate and the period to maturity. Growing Equity Mortgage (GEM) loans were assumed to prepay at annual rates of between 6% and 47% depending on the note rate and the period to maturity. Mortgage-backed securities and Collateralized Mortgage Obligations (CMOs) were projected to have prepayments based upon the underlying collateral securing the instrument and the related cash flow priority of the CMO tranche owned. Certificate accounts were assumed not to be withdrawn until maturity. Passbook accounts were assumed to decay at an annual rate of 23%, money market accounts were assumed to decay at an annual rate of 31%, non-interest checking and NOW accounts were assumed to decay at annual rates of 33% and 17%, respectively. FHLB advances were projected to be called at the first call date where the projected interest rate on similar remaining term advances exceeded the interest rate on the Company’s callable advance.

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
Asset/Liability Management
The Company’s management reviews the impact that changing interest rates will have on its net interest income projected for the twelve months following September 30, 2007 to determine if its current level of interest rate risk is acceptable. The following table projects the estimated annual impact on net interest income of immediate interest rate changes called rate shocks.

		Projected Change in
	Rate Shock	Net Interest	Percentage
(Dollars in thousands)	in Basis Points	Income	Change

	+200	$(1,779)	(4.33)%
	+100	(756)	(1.84)
	0	0	0.00
	-100	(777)	(1.89)
	-200	(1,415)	(3.45)
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) and (b) Not applicable
(c) Information Regarding Share Repurchases

	(a) Total		(c) Total Number of	(d) Maximum Number
	Number of		Shares Purchased as Part	of Shares that May Yet
	Shares	(b) Average Price	of Publicly Announced	Be Purchased Under the Plans
Period	Purchased	Paid per Share	Plans or Programs	or Programs

July 1 through July 31, 2007	0	$0	0	236,000
August 1 through August 31, 2007	20,000	29.23	20,000	216,000
September 1 through September 30, 2007	0	0	0	216,000

Total	20,000	$29.23	20,000

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

HMN FINANCIAL, INC.
Registrant

Date: November 2, 2007	/s/ Michael McNeil

Michael McNeil,
President/Chief Executive Officer
(Principal Executive Officer)
(Duly Authorized Representative)

Date: November 2, 2007	/s/ Jon Eberle

Jon Eberle,
Chief Financial Officer
(Principal Financial Officer)

HMN FINANCIAL, INC.
INDEX TO EXHIBITS
FOR FORM 10-Q

Sequential
		Reference	Page Numbering
Regulation		to Prior	Where Attached
S-K		Filing or	Exhibits Are
Exhibit		Exhibit	Located in This
Number	Document Attached Hereto	Number	Form 10-Q Report

3.1	Amended and Restated Articles of Incorporation	*1	N/A

3.2	Amended and Restated By-laws	*2	N/A

4	Form of Common Stock Including indentures	*3	N/A

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	31.1	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	31.2	Filed Electronically

32	Section 1350 Certification of CEO and CFO	32	Filed Electronically

*1	Incorporated by reference to the same numbered exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1998 (File No. 0-24100).

*2	Incorporated by reference to the same numbered exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007 (File No. 0-24100).

*3	Incorporated by reference to the same numbered exhibit to the Company’s Registration Statement on Form S-1 dated April 1, 1994 (File No. 33-77212).