Form 10-K
period 2007-12-31
HMN FINANCIAL INC
filed 2008-03-04
CIK 921183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
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
Securities Registered Pursuant to Section 12(b) of the Act: Common Stock, par value $.01 per share (Title of each class)
Securities Registered Pursuant to Section 12(g) of the Act: None
Name of each exchange on which registered: Nasdaq Global Market
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best or registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of June 29, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $121.9 million based on the closing stock price of $35.15 on such date as reported on the Nasdaq Global Market.
As of February 13, 2008 the number of outstanding shares of common stock of the registrant was 4,177,799.
DOCUMENTS INCORPORATED BY REFERENCE
          Portions of the registrant’s annual report to stockholders for the year ended December 31, 2007, are incorporated by reference in Parts I, II and IV of this Form 10-K. Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the registrant’s fiscal year ended December 31, 2007 are incorporated by reference in Part III of this Form 10-K.

Forward-Looking Statements
The information presented or incorporated by reference in this Annual Report on Form 10-K under the headings “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Words such as “anticipate”, “believe”, “expect”, “intend”, “would”, “could” and similar expressions, as they relate to us, are intended to identify these forward-looking statements. These statements are subject to risks and uncertainties, including those discussed under “Risk Factors” in this Form 10-K, that could cause actual results to differ materially from those projected. Because actual results may differ, we caution you not to place undue reliance on these forward-looking statements.

PART I
ITEM 1. BUSINESS
General
HMN Financial, Inc. (HMN or the Company) is a stock savings bank holding company that owns 100% of Home Federal Savings Bank (the Bank). The Bank has a community banking philosophy and operates retail banking and loan production facilities in Minnesota and Iowa. The Bank has one wholly owned subsidiary, Osterud Insurance Agency, Inc. (OIA) which offers financial planning products and services. HMN has another wholly owned subsidiary, Security Finance Corporation (SFC) which acts as an intermediary for the Bank in transacting like-kind property exchanges for Bank customers. During the period for which financial information is presented in this Form 10-K, the Bank had two other subsidiaries that are no longer operating. Home Federal Holding, Inc. (HFH), a wholly owned subsidiary, was the holding company for Home Federal REIT, Inc. (HFREIT), which invested in real estate loans acquired from the Bank. HFH and HFREIT were both dissolved in 2005.
As a community-oriented financial institution, the Company seeks to serve the financial needs of communities in its market area. The Company’s business involves attracting deposits from the general public and businesses and using such deposits to originate or purchase one-to-four family residential, commercial real estate, and multi-family mortgage loans as well as consumer, construction, and commercial business loans. The Company also invests in mortgage-backed and related securities, U.S. government agency obligations and other permissible investments. The executive offices of the Company are located at 1016 Civic Center Drive Northwest, Rochester, Minnesota 55901. Its telephone number at that address is (507) 535-1200. The Company’s website is located at www.hmnf.com. Information contained on the Company’s website is expressly not incorporated by reference into this Form 10-K.
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
The Company serves the southern Twin Cities metro county of Dakota from its office located in Eagan, Minnesota. Primary industries in this market area include Northwest Airlines, Cenex Harvest States (cooperative), Flint Hills Resources LP (oil refinery), Unisys Corp (Computer Software) and West Group (legal research).
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
Based upon information obtained from the U.S. Census Bureau for 2006 (the last year for which information is available), the population of the six primary counties in the Bank’s southern Minnesota market area was estimated as follows: Fillmore – 21,151; Freeborn — 31,636; Houston — 19,832; Mower — 38,666; Olmsted – 137,521; and Winona — 49,288. The median household income for these six counties ranged from $39,865 to $58,044. The population of Dakota county was 388,001 and the median household income was $67,175. With respect to Iowa, the population of Marshall County was 39,555 and the population of Tama County was 17,890. The median household income of these two counties ranged from $41,344 to $42,580.

The Company also serves a diverse high net worth customer base primarily in the seven county metropolitan area of Minneapolis and St. Paul from its private banking office, located in Edina, Minnesota. The Company serves a similar group of individuals and businesses in Olmsted County from its two private banking offices located in Rochester, Minnesota.
Lending Activities
General. Historically, the Company has originated 15 and 30 year, fixed rate mortgage loans secured by one-to-four family residences for its loan portfolio. Over the past 10 years, the Company has focused on managing interest rate risk and increasing interest income by increasing its investment in shorter term and generally higher yielding commercial real estate, commercial business and construction loans while reducing its investment in longer term one-to-four family real estate loans. The Company continues to originate 15 and 30 year fixed rate mortgage loans, including growing equity mortgage (GEM) loans that have a fixed rate, but payments that increase after the first year, and adjustable rate mortgage loans that are fixed for an initial period of one, three or five years and some shorter term fixed rate loans that have certain characteristics. The shorter term fixed and adjustable rate loans are placed into portfolio while the majority of the 15 and 30 year fixed rate mortgage loans are sold in the secondary mortgage market. In 2007 a larger percentage of 15 and 30 year loans were placed into portfolio in order to maintain the single family portfolio and manage interest rate risk. The Company also offers an array of consumer loan products that include both open lines and closed end home equity loans. The home equity line of credit has an adjustable interest rate based upon the prime rate as published in the Wall Street Journal plus a margin. Refer to Note 4 of the Notes to Consolidated Financial Statements in the Annual Report for more information on the loan portfolio (incorporated by reference in Item 8. of Part II of this Form 10-K).

The following table shows the composition of the Company’s loan portfolio by fixed and adjustable rate loans as of December 31:

	2007		2006		2005		2004		2003
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Fixed rate Loans
Real Estate:
One-to-four family
GEM	$11,854	1.34%	$13,335	1.70%	$14,812	1.84%	$16,133	2.01%	$13,387	1.89%
Other	80,663	9.14	62,184	7.92	55,700	6.94	59,937	7.48	65,004	9.17

Total one-to-four family	92,517	10.48	75,519	9.62	70,512	8.78	76,070	9.49	78,391	11.06
Multi-family	5,914	0.67	6,193	0.79	5,956	0.74	6,387	0.79	6,471	0.91
GEM — multi-family	38	0.01	45	0.01	51	0.01	57	0.01	61	0.01
Commercial	69,276	7.84	100,562	12.80	89,905	11.19	51,390	6.41	52,563	7.42
Construction or development	16,519	1.87	6,640	0.84	12,919	1.61	27,557	3.44	17,215	2.43

Total fixed rate real estate loans	184,264	20.87	188,959	24.06	179,343	22.33	161,461	20.14	154,701	21.83

Consumer loans:
Savings	358	0.04	814	0.10	605	0.07	454	0.06	494	0.07
Automobile	1,730	0.20	3,093	0.39	5,462	0.68	9,496	1.18	14,754	2.08
Home equity	20,249	2.29	21,181	2.70	19,289	2.40	20,019	2.50	18,742	2.65
Mobile home	1,699	0.19	2,052	0.26	2,299	0.29	2,896	0.36	3,665	0.52
Land/Lot Loans	2,616	0.30	1,426	0.18	1,234	0.15	818	0.10	754	0.11
Other	2,007	0.23	2,192	0.28	2,569	0.32	3,134	0.39	3,105	0.43

Total consumer loans	28,659	3.25	30,758	3.91	31,458	3.91	36,817	4.59	41,514	5.86
Commercial business loans	90,688	10.27	65,347	8.32	49,297	6.14	69,671	8.69	51,609	7.28

Total other loans	119,347	13.52	96,105	12.23	80,755	10.05	106,488	13.28	93,123	13.14

Total fixed rate loans	303,611	34.39	285,064	36.29	260,098	32.38	267,949	33.42	247,824	34.97

Adjustable rate Loans
Real estate:
One-to-four family	60,456	6.85	58,751	7.48	56,563	7.04	62,938	7.85	65,924	9.30
Multi-family	23,120	2.62	23,624	3.01	34,745	4.33	35,478	4.43	25,008	3.53
Commercial	212,547	24.08	193,928	24.69	170,363	21.21	173,554	21.65	146,603	20.69
Construction or development	94,516	10.70	53,538	6.82	67,424	8.39	70,841	8.84	78,131	11.02

Total adjustable rate real estate loans	390,639	44.25	329,841	42.00	329,095	40.97	342,811	42.77	315,666	44.54

Consumer (home equity and other)	51,322	5.81	54,328	6.91	60,853	7.57	67,154	8.38	54,425	7.68
Land/Lot loans	1,535	0.17	4,076	0.52	8,197	1.02	10,754	1.34	9,732	1.38
Other	3,393	0.39	686	0.09	390	0.05	248	0.03	234	0.03

Total consumer loans	56,250	6.37	59,090	7.52	69,440	8.64	78,156	9.75	64,391	9.09
Commercial business loans	132,271	14.99	111,423	14.19	144,665	18.01	112,698	14.06	80,808	11.40

Total other loans	188,521	21.36	170,513	21.71	214,105	26.65	190,854	23.81	145,199	20.49

Total adjustable rate loans	579,160	65.61	500,354	63.71	543,200	67.62	533,665	66.58	460,865	65.03

Total loans	882,771	100.00%	785,418	100.00%	803,298	100.00%	801,614	100.00%	708,689	100.00%

Less
Loans in process	3,011		5,252		7,008		7,561		11,298
Unamortized (premiums) discounts	(11)		40		190		63		166
Net deferred loan fees	2,245		2,021		1,644		1,781		1,334
Allowance for losses on loans	12,438		9,873		8,778		8,996		6,940

Total loans receivable, net	$865,088		$768,232		$785,678		$783,213		$688,951

The following table illustrates the interest rate maturities of the Company’s loan portfolio at December 31, 2007. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. Scheduled repayments of principal are reflected in the year in which they are scheduled to be paid. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate
			Multi-family and
	One-to-four family		Commercial		Construction		Consumer		Commercial Business		Total
		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted
Due During Years		Average		Average		Average		Average		Average		Average
Ending December 31,	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
2008 (1)	$11,150	6.80%	$88,373	7.89%	$54,182	8.27%	$17,834	8.31%	$96,983	7.58%	$268,522	7.84%
2009	8,430	6.40	54,982	7.41	16,702	7.77	9,345	8.12	32,995	7.63	122,454	7.50
2010	15,322	6.81	23,445	7.57	12,910	7.00	8,961	8.26	32,295	7.54	92,933	7.42
2011 through 2012	12,915	5.87	55,933	7.40	7,581	7.62	16,619	8.22	36,493	7.47	129,541	7.39
2013 through 2017	29,571	5.99	52,591	7.61	2,964	6.52	26,856	8.14	15,987	7.50	127,969	7.31
2018 through 2032	60,453	6.02	35,571	6.75	15,187	7.12	5,291	7.89	8,206	7.06	124,708	6.51
2033 and following	15,133	5.95	0	0.00	1,508	6.05	3	5.63	0	0.00	16,644	5.96

	$152,974		$310,895		$111,034		$84,909		$222,959		$882,771

(1)	Includes demand loans, loans having no stated maturity and overdraft loans.
The total amount of loans due after December 31, 2008 that have predetermined interest rates is $224.8 million, while the total amount of loans due after such date that have floating or adjustable interest rates is $389.4 million. Construction or development loans were $42.9 million for one-to-four family dwellings, $14.2 million for multi-family and $53.9 million for nonresidential.

Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989, the aggregate amount of loans that the Bank is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a “readily ascertainable” value or 30% for certain residential development loans). At December 31, 2007, based upon the 15% limitation, the Bank’s regulatory limit for loans to one borrower was approximately $14.6 million. At December 31, 2007, the dollar amount of outstanding loans and commitments to three different groups of related borrowers exceeded this amount, but some of the loans included in these loan totals were exempt from the lending limit under the direct benefit and common enterprise rules of the Financial Institutions Reform, Recovery and Enforcement Act of 1989, as a portion of these loans did not benefit the same individual borrowers. Some of the loans were secured by deposits held by the Bank which provided the Bank with an expanded lending limit. The largest of these borrowing relationships is secured by commercial real estate and was performing in accordance with its terms at December 31, 2007. The total loans and commitments outstanding to this borrower at December 31, 2007 were $20.2 million. The amount outstanding, excluding those loans that were exempt from the loans to one borrower limits because of the direct benefit and common enterprise rules or because they were secured by deposits, was $6.1 million.
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
The Bank’s Retail Loan Committee is responsible for reviewing and approving all loans over the Federal Home Loan Mortgage Corporation/FNMA conforming loan dollar limit originated by the Bank that are not sold in the secondary loan market. This limit was $417,000 for both 2007 and 2006. Approval of at least one member of the Retail Loan Committee was obtained on all loans above this limit.
The Bank’s Commercial Loan Committee is responsible for reviewing and approving individual commercial loans or loans to borrowers with aggregate lending relationships ranging from $1.0 million to $7.5 million. The Bank’s individual commercial loan officers have the authority to approve loans that meet the guidelines established by the Bank’s commercial loan policy for loans up to $250,000, subject to specific loan officer authority limits. The Bank’s Commercial Loan Officers Committee has the authority to approve loans that meet the commercial loan policy guidelines that are less than $1.0 million. Individual loans of $7.5 million or more, and new loans of more than $1 million to borrowers with aggregate lending relationships that exceed $7.5 million, must be approved by the Company’s Board of Directors or its Executive Commercial Loan Committee.
The Bank generally requires title insurance on its mortgage loans, as well as fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property. The Bank also requires flood insurance to protect the property securing its interest when the property is located in a flood plain.
One-to-Four Family Residential Real Estate Lending. At December 31, 2007 the Company’s one-to-four family real estate loans, consisting of both fixed rate and adjustable rate loans, totaled $153.0 million, an increase of $18.7 million, from $134.3 million at December 31, 2006. The increase in the one-to-four family loans in 2007 is the result of placing more loans into the portfolio in order to maintain the portfolio balance. The Company’s long term strategy is to maintain the single family loan portfolio at current levels and to increase the amount of shorter term commercial real estate and commercial business loans in the portfolio.
The Company offers conventional fixed rate one-to-four family loans that have maximum terms of 30 years. In order to manage interest rate risk, the Company typically sells the majority of fixed rate loan originations with terms to maturity of 15 years or greater that are eligible for sale in the secondary market. The interest rates charged on the fixed rate loan products are based on the secondary market delivery rates, as well as other competitive factors. The Company also originates a limited number of fixed rate loans with terms up to 30 years that are insured by the Federal Housing Authority, Veterans Administration, Minnesota Housing Finance Agency or Iowa Finance Authority.
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
In underwriting one-to-four family residential real estate loans, the Company evaluates the borrower’s credit history; ability to make principal, interest and escrow payments; the value of the property that will secure the loan; and debt to income ratios. Properties securing one-to-four family residential real estate loans made by the Company are appraised by independent fee appraisers. The Company originates residential mortgage loans with loan-to-value ratios up to 100% for owner-occupied homes and up to 90% for non-owner occupied homes; however, private mortgage insurance is generally required to reduce the Company’s exposure to 80% of value or less on most loans. However, some niche portfolio loan programs are offered with 100% financing with no private mortgage insurance requirements. The Company generally seeks to underwrite its loans in accordance with secondary market standards.
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
Commercial Real Estate and Multi-Family Lending. The Company originates permanent commercial real estate and multi-family loans secured by properties located primarily in its market area. It also purchases participations in commercial real estate and multi-family loans originated by third parties on properties outside of its market area. The commercial real estate and multi-family loan portfolio includes loans secured by motels, hotels, apartment buildings, churches, ethanol plants, manufacturing plants, office buildings, business facilities, shopping malls, nursing homes, golf courses, warehouses and other non-residential building properties primarily located in the Upper Midwest part of the United States.
Permanent commercial real estate and multi-family loans are generally originated for a maximum term of 10 years and may have longer amortization periods with balloon maturity features. The interest rates may be fixed for the term of the loan or have adjustable features that are tied to the prime rate or another published index. Commercial real estate and multi-family loans are generally written in amounts up to 80% of the lesser of the appraised value of the property or the purchase price and generally have a debt service coverage ratio of at least 120%. The debt service coverage ratio is the ratio of net cash from operations to debt service payments. The Company may originate construction loans secured by commercial or multi-family real estate, or may purchase participation interests in third party originated construction loans secured by commercial or multi-family real estate.

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
Multi-family and commercial real estate loans generally present a higher level of risk than loans secured by one-to-four family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family and commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower’s ability to repay the loan may be impaired. At December 31, 2007, $15.6 million of loans in the commercial real estate portfolio were nonperforming, with the largest two relationships being a $6.7 million loan secured by a residential development in the Twin Cities and $2.2 million in loans related to residential developments in southeast Minnesota.
Construction Lending. The Company makes construction loans to individuals for the construction of their residences and to builders for the construction of one-to-four family residences. It also makes some loans to builders for houses built on speculation. Construction loans also include commercial real estate loans.
Almost all loans to individuals for the construction of their residences are structured as permanent loans. These loans are made on the same terms as residential loans, except that during the construction phase, which typically lasts up to twelve months, the borrower pays interest only. Generally, the borrower also pays a construction fee at the time of origination equal to the origination fee plus other costs associated with processing the loan. Residential construction loans are underwritten pursuant to the same guidelines used for originating residential loans on existing properties.
Construction loans to builders or developers of one-to-four family residences generally carry terms of one year or less and may permit the payment of interest from loan proceeds.
Construction loans to owner occupants are generally made in amounts up to 95% of the lesser of cost or appraised value, but no more than 90% of the loan proceeds can be disbursed until the building is completed. The Company generally limits the loan-to-value ratios on loans to builders to 80%. Prior to making a commitment to fund a construction loan, the Company requires a valuation of the property, financial data, and verification of the borrower’s income. The Company obtains personal guarantees for substantially all of its construction loans to builders. Personal financial statements of guarantors are also obtained as part of the loan underwriting process. Construction loans are generally located in the Company’s market area.
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
At December 31, 2007 construction loans totaled $111.0 million, of which one-to-four family residential totaled $42.9 million, multi-family residential totaled $14.2 million and commercial real estate totaled $53.9 million.

The nature of construction loans makes them more difficult to evaluate and monitor especially in a market where home prices have been declining. The risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value upon completion of the project, experience of the builder, and the estimated cost (including interest) of the project. If the estimate of value proves to be inaccurate, the Company may be confronted, at or prior to the maturity of the loan, with a project having a value that is insufficient to assure full repayment and/or the possibility of having to make substantial investments to complete and sell the project. Because defaults in repayment may not occur during the construction period, it may be difficult to identify problem loans at an early stage. In these cases, the Company may be required to modify the terms of the loan.
Consumer Lending. The Company originates a variety of consumer loans, including home equity loans (open-end and closed-end), automobile, mobile home, lot loans, loans secured by deposit accounts and other loans for household and personal purposes.
Consumer loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower. The Company’s consumer loans are made at fixed or adjustable interest rates, with terms up to 20 years for secured loans and up to three years for unsecured loans.
The Company’s home equity loans are written so that the total commitment amount, when combined with the balance of any other outstanding mortgage liens, may not exceed 100% of the appraised value of the property. The closed-end home equity loans are written with fixed or adjustable rates with terms up to 15 years. The open-end home equity lines are written with an adjustable rate with a 10 year draw period that requires “interest only” payments followed by a 10-year repayment period that fully amortizes the outstanding balance. The consumer may access the open-end home equity line either by making a withdrawal at the Bank or writing a check on the home equity line of credit account. Open and closed-end equity loans, which are generally secured by second mortgages on the borrower’s principal residence, represented 84.3% of the consumer loan portfolio at December 31, 2007.
The underwriting standards employed by the Company for consumer loans include a determination of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount. Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or are secured by rapidly depreciable assets, such as automobiles or mobile homes. In these cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. At December 31, 2007, $1.1 million of the consumer loan portfolio was non-performing.
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

Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her income, and which are secured by real property with more easily ascertainable value, commercial business loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Furthermore, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. At December 31, 2007, $1.7 million of loans in the commercial business loan portfolio were non-performing. There can be no assurance that the amount of nonperforming loans will not increase in the future.
Originations, Purchases and Sales of Loans and Mortgage-Backed and Related Securities
Real estate loans are generally originated by the Company’s salaried and commissioned loan officers. Loan applications are taken in all branch and loan production offices.
The Company originates both fixed and adjustable rate loans, however, its ability to originate loans is dependent upon the relative customer demand for loans in its markets. Demand for adjustable rate loans is affected by the interest rate environment. The Company originated for its portfolio $14.0 million of one-to-four family adjustable rate loans during 2007, an increase of $500,000, from $13.5 million in 2006. The Company also originated for its portfolio $7.8 million of fixed rate one-to-four family loans during 2007, a decrease of $6.9 million, from $14.7 million for 2006.
During the past several years, the Company has focused its portfolio loan origination efforts on commercial real estate, commercial business and consumer loans because these loans have terms to maturity and adjustable interest rate characteristics that are generally more beneficial to the Company than single family fixed rate conventional loans. The Company originated $282.1 million of multi-family and commercial real estate, commercial business and consumer loans (which excludes commercial real estate loans in construction or development) during 2007, a decrease of $9.9 million, from originations of $292.0 million for 2006.
In order to supplement loan demand in the Company’s market area and geographically diversify its loan portfolio, the Company purchases participations in real estate loans from selected sellers, with yields based upon current market rates. The Company reviews and underwrites all loans purchased to ensure that they meet the Company’s underwriting standards and the seller generally continues to service the loans. The Company purchased $59.7 million of loans during 2007, an increase of $32.2 million, from $27.5 million during 2006. The purchased commercial real estate and commercial business loans have terms and interest rates that are similar in nature to the Company’s originated commercial and business portfolio. Refer to Note 4 of the Notes to Consolidated Financial Statements in the Annual Report for more information on purchased loans (incorporated by reference in Item 8 of Part II of this Form 10-K).
The Company has some mortgage-backed and related securities that are held, based on investment intent, in the “available for sale” portfolio. The Company purchased $14.5 million of mortgage backed securities in 2007 compared to no purchases in 2006. The Company did not sell any mortgage-backed securities during 2007 or 2006. See – “Investment Activities.”

The following table shows the loan and mortgage-backed and related securities origination, purchase, acquisition, sale and repayment activities of the Company for the periods indicated.
LOANS HELD FOR INVESTMENT

	Year Ended December 31,
(Dollars in thousands)	2007	2006	2005
Originations by type:
Adjustable rate:
Real estate -
- one-to-four family	$13,969	13,493	13,064
- multi-family	1,661	0	258
- commercial	34,452	76,797	70,742
- construction or development	245,126	159,278	45,551
Non-real estate -
- consumer	12,546	11,607	12,964
- commercial business	111,946	94,603	91,697

Total adjustable rate	419,700	355,778	234,276

Fixed rate:
Real estate -
- one-to-four family	7,822	14,671	1,587
- multi-family	1,612	0	35
- commercial	11,454	31,635	41,534
- construction or development	20,359	5,691	10,144
Non-real estate -
- consumer	16,679	23,127	27,421
- commercial business	91,728	54,261	41,535

Total fixed rate	149,654	129,385	122,256

Total loans originated	569,354	485,163	356,532

Purchases:
Real estate -
- one-to-four family	165	0	130
- commercial	7,097	8,874	16,823
- construction or development	26,500	9,700	11,900
Non-real estate -
- commercial business	25,911	8,885	3,412

Total loans purchased	59,673	27,459	32,265

Sales, Participations and repayments:
Real estate -
- commercial	45,125	21,588	23,974
- construction or development	177,911	107,649	21,646
Non-real estate -
- consumer	1,157	2,416	1,248
- commercial business	14,190	15,912	8,813

Total sales	238,383	147,565	55,681

Transfers to loans held for sale	3,020	5,994	7,373
Principal repayments	285,420	373,953	320,869

Total reductions	526,823	527,512	383,923

Decrease in other items, net	(4,851)	(2,990)	(3,190)

Net increase (decrease)	$97,353	(17,880)	1,684

LOANS HELD FOR SALE

	Year Ended December 31,
(Dollars in thousands)	2007	2006	2005
Originations by type:
Adjustable rate:
Real estate -
- one-to-four family	$600	1,400	1,389
Total adjustable rate	600	1,400	1,389

Fixed rate:
Real estate -
- one-to-four family	48,782	57,277	77,924
- construction or development	2,740	1,340	1,093

Total fixed rate	51,522	58,617	79,017

Total loans originated	52,122	60,017	80,406

Sales and repayments:
Real estate -
- one-to-four family	53,326	65,951	89,089

Total sales	53,326	65,951	89,089

Transfers from loans held for investment	(3,020)	(5,994)	(7,373)

Total reductions	50,306	59,957	81,716

Net increase (decrease)	$1,816	60	(1,310)

MORTGAGE-BACKED AND RELATED SECURITIES

	Year Ended December 31,
(Dollars in thousands)	2007	2006	2005
Purchases:
Mortgage-backed securities:
FNMA MBSs	$4,597	0	0
CMOs and REMICs (1)	9,932	0	0

Total purchases	14,529	0	0

Sales:
Mortgage-backed securities:
Principal repayments	(2,239)	(702)	(2,271)

Net increase (decrease)	$12,290	(702)	(2,271)

(1) Collateralized Mortgage Obligations and Real Estate Mortgage Investment Conduits
Classified Assets and Delinquencies
Classification of Assets. Federal regulations require that each savings institution classify its assets on a regular basis. In addition, in connection with examinations of savings institutions, the Office of Thrift Supervision (OTS) and the Federal Deposit Insurance Corporation (FDIC) examiners may identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Assets classified as substandard have one or more defined weaknesses and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have the weaknesses of those classified as substandard, with additional characteristics that make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset on the balance sheet of the institution is not warranted. Assets classified as substandard or doubtful require the institution to establish prudent specific allowances for loan losses. If an asset, or portion thereof, is classified as loss, the institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified as loss, or charge off such amount. If an institution does not agree with an OTS or FDIC examiner’s classification of an asset, it may appeal the determination to the OTS District Director or the appropriate FDIC personnel, depending on the regulator. On the basis of management’s review of its assets, at December 31, 2007, the Bank classified a total of $31.3 million of its loans and other assets as follows:

		Commercial
	One-to-Four	and		Commercial	Other
(Dollars in thousands)	Family	Multi-family	Consumer	Business	Assets	Total
Substandard	$1,068	22,184	257	1,679	2,419	27,607
Doubtful	0	2,546	107	0	34	2,687
Loss	0	9	687	328	0	1,024

Total	$1,068	24,739	1,051	2,007	2,453	31,318

The Bank’s classified assets consist of non-performing loans and loans and other assets of concern discussed herein. As of the date of this report, these asset classifications are materially consistent with those of the OTS and FDIC.
Delinquency Procedures. When a borrower fails to make a required payment on a loan, the Company attempts to cure the delinquency by contacting the borrower. A late notice is sent on all loans over 16 days delinquent. Additional written and verbal contacts are made with the borrower between 30 and 60 days after the due date. If the loan is contractually delinquent 90 days, the Company sends a 30-day demand letter to the borrower and after the loan is contractually delinquent 120 days, institutes appropriate action to foreclose on the property. If foreclosed, the property is sold at a sheriff’s sale and may be purchased by the Company. Delinquent commercial loans are generally handled in a similar manner. The Company’s procedures for repossession and sale of consumer collateral are subject to various requirements under state consumer protection laws.
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
The following table sets forth the Company’s loan delinquencies by loan type, amount and percentage of type at December 31, 2007 for loans past due 60 days or more.

	Loans Delinquent For:						Total Delinquent
	60-89 Days			90 Days and Over			Loans
			Percent			Percent			Percent
			of Loan			of Loan			of Loan
(Dollars in thousands)	Number	Amount	Category	Number	Amount	Category	Number	Amount	Category
One-to-four family real estate	2	$135	0.09%	5	$1,068	0.70%	7	$1,203	0.79%
Nonresidential	4	231	0.08	6	3,040	1.08	10	3,271	1.16
Construction or development	1	194	0.17	0	0	0.00	1	194	0.17
Consumer	9	163	0.19	14	1,050	1.24	23	1,213	1.43
Commercial business	0	0	0.00	3	1,212	0.54	3	1,212	0.54

Total	16	$723	0.08%	28	$6,370	0.72%	44	$7,093	0.80%

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
The investment strategy of the Company and the Bank has been directed toward a mix of high-quality assets (primarily government agency obligations) with short and intermediate terms to maturity. At December 31, 2007, the Company did not own any investment securities of a single issuer that exceeded 10% of the Company’s stockholder’s equity other than U.S. government agency obligations.
The Bank invests a portion of its liquid assets in interest-earning overnight deposits of the Federal Home Loan Bank of Des Moines (FHLB), other banks and money market mutual funds. Other investments include high grade medium-term (up to four years) federal agency notes, and a variety of other types of mutual funds that invest in adjustable rate, mortgage-backed securities, asset-backed securities, repurchase agreements and U.S. Treasury and agency obligations. The Company invests in the same type of investment securities as the Bank and may also invest in taxable and tax exempt municipal obligations and corporate equities such as preferred and common stock. Refer to Note 3 of the Notes to Consolidated Financial Statements in the Annual Report for additional information regarding the Company’s securities portfolio (incorporated by reference in Item 8 of Part II of this Form 10-K).

The following table sets forth the composition of the Company’s securities portfolio, excluding mortgage-backed and related securities, at the dates indicated.

	2007				2006				2005
	Amort	Adjusted	Market	% of	Amort	Adjusted	Market	% of	Amort	Adjusted	Market	% of
(Dollars in thousands)	Cost	To	Value	Total	Cost	To	Value	Total	Cost	To	Value	Total

Securities available for sale:
U.S. Government agency obligations	$164,730	2,290	167,020	89.97%	$119,240	22	119,262	74.68%	$110,110	(971)	109,139	71.61%
Corporate equity (1)	700	0	700	0.38	700	0	700	0.44	700	0	700	0.46
Preferred stock of federal agencies (1)	0	0	0	0.00	0	0	0	0.00	2,940	0	2,940	1.93

Subtotal	165,430		167,720	90.35	119,940		119,962	75.12	113,750		112,779	74.00
Federal Home Loan Bank stock	6,198		6,198	3.34	7,956		7,956	4.98	8,365		8,365	5.49

Total investment securities and Federal Home Loan Bank stock	171,628		173,918	93.69	127,896		127,918	80.10	122,115		121,144	79.49

Average remaining life of investment securities excluding Federal Home Loan Bank stock	1.2 years				1.1 years				0.7 years

Other interest earning assets:
Cash equivalents	11,718		11,718	6.31	31,776		31,776	19.90	31,269		31,269	20.51

Total	$183,346		185,636	100.00%	$159,672		159,694	100.00%	$153,384		152,413	100.00%

Average remaining life or term to repricing of investment securities and other interest earning assets, excluding Federal Home Loan Bank stock	1.1 years				0.8 years				0.5 years

(1) Average life assigned to corporate equity holdings and preferred stock of federal agencies is five years.

The composition and maturities of the investment securities portfolio, excluding Federal Home Loan Bank stock, mortgage-backed and related securities, are indicated in the following table.

	December 31, 2007
		After 1	After 5
	1 Year	through 5	through 10	Over 10	No Stated
	or Less	Years	Years	Years	Maturity	Total Securities
	Amortized	Amortized	Amortized	Amortized	Amortized	Amortized	Adjusted	Market
(Dollars in thousands)	Cost	Cost	Cost	Cost	Cost	Cost	To	Value
Securities available for sale:
U.S. government agency securities	$99,965	64,765	0	0	0	164,730	2,290	167,020
Corporate equity	0	0	0	0	700	700	0	700

Total	$99,965	64,765	0	0	700	165,430	2,290	167,720

Weighted average yield (1)	4.98%	5.13%	0.00%	0.00%	9.47%	5.06%

(1)	Yields are computed on a tax equivalent basis.
Mortgage-Backed and Related Securities. In order to supplement loan production and achieve its asset/liability management goals, the Company invests in mortgage-backed and related securities. All of the mortgage-backed and related securities owned by the Company are issued, insured or guaranteed either directly or indirectly by a federal agency or are rated “AA” or higher. The Company had $18.5 million of mortgage-backed and related securities classified as available for sale at December 31, 2007, compared to $6.2 million at December 31, 2006 and $6.9 million at December 31, 2005.
The contractual maturities of the mortgage-backed and related securities portfolio without any prepayment assumptions at December 31, 2007 are as follows:

					Dec. 31,
					2007
	5 Years	5 to 10	10 to 20	Over 20	Balance
(Dollars in thousands)	or Less	Years	Years	Years	Outstanding
Securities available for sale:
Federal Home Loan Mortgage Corporation	$13	120	0	0	133
Government National Mortgage Association	0	6	0	0	6
Federal National Mortgage Association	0	3,907	0	0	3,907
Collateralized Mortgage Obligations	11	0	11,898	2,513	14,422

Total	$24	4,033	11,898	2,513	18,468

Weighted average yield	6.26%	4.08%	5.05%	4.00%	4.68%
At December 31, 2007, the Company did not have any non-agency mortgage-backed or related securities in excess of 10% of its stockholders’ equity.
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
At December 31, 2007, the Company had $15,000 invested in CMOs that have floating interest rates that change either monthly or quarterly, compared to $22,000 at December 31, 2006 and $34,000 at December 31, 2005.

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
The following table sets forth the savings flows at the Bank during the periods indicated.

	Year Ended December 31,
(Dollars in thousands)	2007	2006	2005
Opening balance	$725,959	731,537	698,902
Deposits	5,736,881	4,861,548	4,202,022
Withdrawals	(5,599,222)	(4,889,449)	(4,185,251)
Interest credited	24,500	22,323	15,864

Ending balance	888,118	725,959	731,537

Net increase (decrease)	$162,159	(5,578)	32,635

Percent increase (decrease)	22.34%	(0.76)%	4.67%

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by the Bank as of December 31:

	2007		2006		2005
		Percent		Percent		Percent
(Dollars in thousands)	Amount	of Total	Amount	of Total	Amount	of Total
Transaction and Savings Deposits(1):
Non-interest checking	$54,998	6.19%	$68,990	9.50%	$58,430	7.99%
NOW Accounts — 1.88%(2)	118,652	13.36	87,074	12.00	101,942	13.94
Passbook Accounts — 1.40%(3)	39,671	4.47	40,445	5.57	84,858	11.60
Money Market Accounts — 3.34%(4)	182,413	20.54	178,694	24.61	96,947	13.25

Total Non-Certificates	$395,734	44.56%	$375,203	51.68%	$342,177	46.78%

Certificates:
0.00 - 0.99%	$555	0.06%	$532	0.08%	$651	0.09%
1.00 - 1.99%	2	0.00	157	0.02	5,846	0.80
2.00 - 2.99%	6,168	0.69	25,700	3.54	118,723	16.23
3.00 - 3.99%	38,388	4.32	126,409	17.41	211,019	28.84
4.00 - 4.99%	203,720	22.95	119,376	16.45	52,319	7.15
5.00 - 5.99%	243,551	27.42	78,582	10.82	797	0.11
6.00 - 6.99%	0	0.00	0	0.00	5	0.00

Total Certificates	492,384	55.44	350,756	48.32	389,360	53.22

Total Deposits	$888,118	100.00%	$725,959	100.00%	$731,537	100.00%

(1)	Reflects weighted average rates paid on transaction and savings deposits at December 31, 2007.

(2)	The weighted average rate on NOW Accounts for 2006 was 2.54% and 2005 was 2.08%.

(3)	The weighted average rate on Passbook Accounts for 2006 was 1.37% and 2005 was 2.04%.

(4)	The weighted average rate on Money Market Accounts for 2006 was 3.31% and 2005 was 2.59%.

The following table shows rate and maturity information for the Bank’s certificates of deposit as of December 31, 2007.

(Dollars in thousands)
Certificate accounts maturing in	0.00-	1.00-	2.00-	3.00-	4.00-	5.00-		Percent
quarter ending:	0.99%	1.99%	2.99%	3.99%	4.99%	5.99%	Total	of Total
March 31, 2008	$84	0	870	6,209	47,147	68,074	122,384	24.86%
June 30, 2008	115	0	572	5,172	55,091	102,937	163,887	33.29
September 30, 2008	23	0	913	5,768	19,288	59,593	85,585	17.38
December 31, 2008	50	0	1,146	13,326	53,370	943	68,835	13.98
March 31, 2009	8	0	1,045	721	3,230	1,457	6,461	1.31
June 30, 2009	12	0	811	809	4,174	5,797	11,603	2.36
September 30, 2009	31	0	86	1,536	7,748	470	9,871	2.00
December 31, 2009	20	2	101	1,384	1,809	408	3,724	0.76
March 31, 2010	12	0	130	741	1,524	24	2,431	0.49
June 30, 2010	13	0	17	707	1,483	103	2,323	0.47
September 30, 2010	9	0	4	323	5,508	3,479	9,323	1.89
December 31, 2010	18	0	3	461	620	0	1,102	0.22
Thereafter	160	0	470	1,231	2,728	266	4,855	0.99

Total	$555	2	6,168	38,388	203,720	243,551	492,384	100.00%

Percent of total	0.11%	0.00%	1.26%	7.80%	41.37%	49.46%	100.00%

     The following table indicates the amount of the Bank’s certificates of deposit and other deposits by time remaining until maturity as of December 31, 2007.

	Maturity
		Over	Over	Over
	3 Months	3 to 6	6 to 12	12
(Dollars in thousands)	or Less	Months	Months	Months	Total
Certificates of deposit less than $100,000	$109,772	141,580	127,893	45,595	424,840
Certificates of deposit of $100,000 or more	11,774	21,454	22,613	6,095	61,936
Public funds less than $100,000(1)	88	153	160	3	404
Public funds of $100,000 or more(1)	750	700	3,754	0	5,204
Total certificates of deposit	$122,384	163,887	154,420	51,693	492,384
Passbook of $100,000 or more	$271,686	0	0	0	271,686
Accounts of $100,000 or more	$284,210	22,154	26,367	6,095	338,826

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
Borrowings. The Bank’s other available sources of funds include advances from the FHLB and other borrowings. As a member of the FHLB, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions. Consistent with its asset/liability management strategy, the Bank has utilized FHLB advances from time to time to fund loan demand and extend the term to maturity of its liabilities. The Bank also uses short-term FHLB borrowings to offset short term cash needs due to deposit outflows or loan fundings. At December 31, 2007, the Bank had $112.5 million of FHLB advances outstanding. On such date, the Bank had a collateral pledge arrangement with the FHLB of Des Moines pursuant to which the Bank may borrow up to an additional $61.7 million for liquidity purposes. Refer to Note 12 of the Notes to Consolidated Financial Statements in the Annual Report for more information on FHLB advances (incorporated by reference in Item 8 of Part II of this Form 10-K).
The Company had a $5.0 million revolving line of credit established with a bank that was not drawn at December 31, 2007.
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
Employees
At December 31, 2007 the Company had a total of 221 employees, including part-time employees. None of the employees of the Company or its subsidiaries are represented by any collective bargaining unit. Management considers its employee relations to be good.
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
OTS regulations place limits on the Bank’s lending and investment powers. Savings associations are expected to conduct lending activities in a prudent, safe and sound manner. OTS regulations set aggregate limits on certain types of loans including commercial, commercial real estate, and consumer loans. OTS regulations also establish limits on loans to a single borrower. As of December 31, 2007, the Bank’s lending limit to one borrower was approximately $14.6 million. A federal savings association generally may not invest in noninvestment-grade debt securities. A federal savings association may establish subsidiaries to conduct any activity the association is authorized to conduct and may establish service corporation subsidiaries for limited preapproved activities.
Qualified Thrift Lender Test. Savings associations, including the Bank, must be qualified thrift lenders (QTLs). A savings association generally satisfies the QTL requirement if at least 65% of a specified asset base consists of things such as loans to small businesses and loans to purchase or improve domestic residential real estate. Savings associations may qualify as QTLs in other ways. Savings associations that do not qualify as QTLs are subject to significant restrictions on their operations. If the Bank fails to meet QTL requirements the Bank and HMN would face certain limitations, including limits on HMN’s ability to control non-financial firms. As of December 31, 2007, the Bank met the QTL test.
OTS Assessments. HOLA authorizes the OTS to charge assessments to recover the costs of examining savings associations, holding companies, and their affiliates. The assessment is done semi-annually. The OTS bases the assessment on three factors: 1) asset size; 2) condition; and 3) complexity of the institution. The Bank’s and HMN’s OTS assessments for the year ended December 31, 2007, were approximately $234,000.
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
Dividend Restrictions. Federal law limits the ability of a depository institution, such as the Bank, to pay dividends or make other capital distributions. The Bank, as a subsidiary of a savings and loan holding company, must file a notice with the OTS before payment of a dividend or approval of a proposed capital distribution by its board of directors and must obtain prior approval from the OTS if it fails to meet certain regulatory conditions. The Bank declared and distributed dividends to HMN of $6.0 million in 2007.
Deposit Insurance
The FDIC insures the deposits of the Bank through the Deposit Insurance Fund (DIF). The DIF is funded by assessments of FDIC members such as the Bank. The FDIC applies a risk-based system for setting deposit insurance assessments. Under the risk-based assessment system, an institution’s insurance assessments vary according to the level of capital the institution holds and the degree to which it is the subject of supervisory concern. In addition, regardless of the potential risk to the insurance fund, federal law requires the FDIC to establish assessment rates that will maintain the insurance fund’s ratio of reserves to insured deposits to between $1.15 and $1.50 per $100 of insured deposits. During 2007, the Bank was assessed approximately $436,000 for the DIF. The Bank also received a one-time assessment credit of approximately $661,000, which is to be used to offset the assessments. Therefore, the assessments for 2007 were entirely offset by the credit and approximately $225,000 of the credit remains to be used in 2008.
In addition to deposit insurance assessments, the FDIC is authorized to collect assessments against insured deposits to be paid to the Financing Corporation (FICO) to service the FICO debt incurred in the 1980’s. The FICO assessment rate is adjusted quarterly. In 2007 the Bank paid a FICO assessment of approximately $100,000.
Capital Requirements
The federal bank regulatory agencies, including the OTS, have a risk-based capital framework in place. The regulators use a combination of risk-based guidelines and leverage ratios to evaluate capital adequacy.
The following table sets forth the current regulatory requirement for capital ratios for savings associations as compared with the Bank’s capital ratios at December 31, 2007:

	Core or Tier 1 Capital to		Tangible	Core or Tier 1	Total Capital to
	Adjusted		Capital to	Capital to Risk-	Risk-Weighted
	Total Assets		Assets	Weighted Assets	Assets
Regulatory Minimum	3.00	% (1)	1.50%	4.00%	8.00%

The Bank’s Actual	7.96%		7.96%	10.34%	11.32%

(1)	Savings associations are required to maintain a leverage ratio of 4.00% or more to be considered adequately capitalized.

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
Other Regulations and Examination Authority
The FDIC has adopted regulations to protect the Deposit Insurance Fund and depositors, including regulations governing the deposit insurance of various forms of accounts. Federal regulation of depository institutions is intended for the protection of depositors, and not for the protection of stockholders or other creditors. In addition, federal law requires that in any liquidation or other resolution of any FDIC-insured depository institution, claims for administrative expenses of the receiver and for deposits in U.S. branches (including claims of the FDIC as subrogee of the insured institution) shall have priority over the claims of general unsecured creditors.
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
As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines. As of December 31, 2007, the Bank had $6.2 million in FHB stock, which was in compliance with this requirement. The Bank receives dividends on its FHB stock and over the past five calendar years dividends have averaged approximately 3.30% and averaged 4.68% in 2007.

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
Community Reinvestment Act
The Community Reinvestment Act (CRA) requires financial institutions regulated by the federal financial supervisory agencies to ascertain and help meet the credit needs of their delineated communities, including low-to moderate-income neighborhoods within those communities, while maintaining safe and sound banking practices. The regulatory agency assigns one of four possible ratings to an institution’s CRA performance and is required to make public an institution’s rating and written evaluation. The four possible ratings of meeting community credit needs are outstanding, satisfactory, needs improvement and substantial noncompliance. Under regulations that apply to all CRA performance evaluations after July 1, 1997, many factors play a role in assessing a financial institution’s CRA performance. The institution’s regulator must consider its financial capacity and size, legal impediments, local economic conditions and demographics, including the competitive environment in which it operates. The evaluation does not rely on absolute standards, and the institutions are not required to perform specific activities or to provide specific amounts or types of credit. The Bank maintains a CRA statement for public viewing, as well as an annual CRA highlights document. These documents describe the Bank’s credit programs and services, community outreach activities, public comments and other efforts to meet community credit needs. The Bank’s last CRA exam was November 28, 2007 and the Bank received a “satisfactory” rating under the Intermediate Small Savings Association criteria.
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
Michael McNeil, age 60. Mr. McNeil has been a director of the Company since 1999, the President of the Company since 2000 and the Chief Executive Officer of the Company since 2004. Mr. McNeil has been the President and Chief Executive Officer of the Bank since 1999 and a director of the Bank since 1998. From April 1998 through December 1998, Mr. McNeil was the Senior Vice President of Business Development of the Bank. Prior to joining the Bank, Mr. McNeil was the President and a director of Stearns Bank, N.A. in St. Cloud, Minnesota from 1991 to 1998.

Jon J. Eberle, age 42. Mr. Eberle is Chief Financial Officer, Senior Vice President and Treasurer of the Company and the Bank. Mr. Eberle has held such positions since 2003. Prior to that he served as a Vice President since 2000 and as the Controller since 1998. From 1994 to 1998, he served as the Director of Internal Audit for the Company and the Bank.
Dwain C. Jorgensen, age 59. Mr. Jorgensen has served as Senior Vice President of Technology, Facilities and Compliance of the Company and Bank since 2007. From 1998 to 2007, he served as Senior Vice President of Operations of the Company and the Bank. From 1989 to 1998, he served as Vice President, Controller and Chief Accounting Officer of the Company and the Bank. From 1983 to 1989, Mr. Jorgensen was an Assistant Vice President and Operations Officer for the Bank.
Susan K. Kolling, age 56. Ms. Kolling has been a director of the Company since 2001. Ms. Kolling served as a Vice President of the Bank from 1992 to 1994 and has served as a Senior Vice President of the Bank since 1995. In addition, from 1997 to 2003, Ms. Kolling was an owner of Kolling Family Corp. which does business as Valley Home Improvement, a retail lumber yard. Ms. Kolling became a director of Kolling Family Corp. in 2004.
Bradley C. Krehbiel, age 49. Mr. Krehbiel is Executive Vice President of the Bank, a position he has held since 2004. Mr. Krehbiel joined the Bank as Vice President of Business Banking in 1998. Prior to his employment at the Bank, Mr. Krehbiel held several positions in the financial services industry, including six years as a private banking consultant.
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
The earnings of the Company are primarily dependent on net interest income, which is the difference between interest earned on loans and investments, and interest paid on interest-bearing liabilities such as deposits and borrowings. Interest rates are highly sensitive to many factors, including government monetary and fiscal policies and domestic and international economic and political conditions. Conditions such as inflation, recession, unemployment, money supply, government borrowing and other factors beyond management’s control may also affect interest rates. If the Company’s interest-earning assets mature, reprice or prepay more quickly than interest-bearing liabilities in a given period, a decrease in market interest rates could adversely affect net interest income. Likewise, if interest-bearing liabilities mature or reprice, or, in the case of deposits, are withdrawn by the accountholder, more quickly than interest-earning assets in a given period, an increase in market interest rates could adversely affect net interest income. Given the Company’s mix of assets and liabilities as of December 31, 2007, a rising interest rate environment would negatively impact the Company’s results of operations.
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
In order to enhance the yield and shorten the term-to-maturity of its loan portfolio, the Company has expanded its commercial real estate lending during recent years. Commercial real estate lending has increased as a percentage of the Company’s total loan portfolio from 23.9% at December 31, 2002 to 31.9% at December 31, 2007. Much of the increase in the Company’s commercial real estate portfolio over this period has been in land development loans. Commercial real estate loans generally, and especially land development loans, present a higher level of risk than loans secured by one-to-four family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower’s ability to repay the loan may be impaired. If the Company’s commercial real estate loan portfolio fails to perform, the Company’s results of operations and financial condition could be adversely affected.
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
Declines in home values could decrease our loan originations and increase delinquencies and defaults.
Declines in home values in our markets could adversely impact results from operations. Like all banks, the Company is subject to the effects of any economic downturn, and in particular, a significant decline in home values would likely lead to a decrease in new home equity loan originations and increased delinquencies and defaults in both the consumer home equity loan and residential real estate loan portfolios and result in increased losses in these portfolios.
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
In January 2007, the Company received notification that the Minnesota Department of Revenue was proposing adjustments of $2.2 million to the Company’s 2002 through 2004 Minnesota state tax liability.  The proposed adjustments relate to the tax treatment of the inter-company dividends paid to the Bank by Home Federal Holding.  The Company is challenging the proposed adjustments.  A tax exposure reserve has been established based on a range of probable outcomes, however, the final liability may exceed the amount of the reserve.  If the final resolution of the proposed adjustment exceeds the tax exposure reserve established by the Company, the Company’s results of operations could be adversely affected.
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
We are subject to the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to material penalties.
The Community Reinvestment Act (CRA) and fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. A successful challenge to an institution’s performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on mergers and acquisitions activity, and restrictions on expansion activity. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation.
The USA Patriot Act and Bank Secrecy Act may subject us to large fines for non-compliance.
The USA Patriot and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If these activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury Department’s Office of

Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions. In recent years, several banking institutions have received large fines for non-compliance with these laws and regulations. Although the Company has developed policies and procedures designed to ensure compliance, regulators may take enforcement action against the Company in the event of noncompliance.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The Company leases the corporate office in Rochester, Minnesota and owns the buildings and land for 9 of its 15 full service branches. The remaining six full service branches and one loan origination office are leased. These offices are located at 7389 Airport View Drive SW, Rochester, Minnesota and 2805 Dodd Road, Suite 160, Eagan, Minnesota. Leased private banking offices are located at 5201 Eden Avenue, Suite 170, Edina, Minnesota, 1016 Civic Center Drive NW, Rochester, Minnesota and 100 1st Ave Bldg., Suite 200, Rochester, Minnesota. The Company’s loan origination office is located at 50 14th Avenue East, Suite 100, in Sartell, Minnesota. The Bank uses all properties and they are all located in Minnesota, except for two full service branches located in Iowa.
ITEM 3. LEGAL PROCEEDINGS
From time to time, the Bank and the Company are involved as plaintiff or defendant in various legal proceedings arising in the normal course of its business. While the ultimate outcome of these various legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal actions should not have a material effect on the Company’s consolidated financial condition or results of operations. However, if the Company were to lose its tax assessment challenge with the Minnesota Department of Revenue it could have a material effect on the Company’s consolidated financial condition or results of operations. See Note 14 of the Notes to the Consolidated Financial Statements for more information.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The information on page 20 under the caption “Dividends”, page 42 in paragraphs 1, 2, 3, 5 and 6 under the caption “Note 17 Stockholders’ Equity”, and page 52 under the caption “Common Stock Information” and the inside back cover page of the Annual Report to Security Holders for the year ended December 31, 2007 is incorporated herein by reference.
Set forth below is information concerning purchases of the Company’s common stock made by or on behalf of the Company during the quarter ended December 31, 2007:

			(c) Total Number
			of Shares (or	(d) Maximum Number (or
		(b) Average	Units) Purchased	Approximate Dollar Value) of
	(a) Total Number of	Price Paid per	as Part of Publicly	Shares (or Units) that May
	Shares (or Units)	Share (or	Announced Plans	Yet Be Purchased Under the
Period	Purchased	Unit)	or Programs	Plans or Programs

October 1 through October 31, 2007	40,000	$27.54	40,000	176,000
November 1 through November 30, 2007	30,000	26.68	30,000	146,000
December 1 through December 31, 2007	10,000	23.20	10,000	136,000

Total	80,000	$25.81	80,000

On January 23, 2007, the Company announced a program to repurchase up to 300,000 shares of the Company’s common stock. As of December 31, 2007, there were 136,000 shares authorized for repurchase under the stock repurchase program, which was set to expire on July 23, 2008.

STOCKHOLDER RETURN PERFORMANCE PRESENTATION
The following graph compares the total cumulative stockholders’ return on the Company’s common Stock to the NASDAQ U.S. Stock Index (“NASDAQ Composite”), which includes all NASDAQ traded stocks of U.S. companies, and the SNL Bank NASDAQ Index.

	Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
HMN Financial, Inc.	100.00	150.00	210.01	193.40	232.92	171.26
NASDAQ Composite	100.00	150.01	162.89	165.13	180.85	198.60
SNL Bank NASDAQ Index	100.00	129.08	147.94	143.43	161.02	126.42

ITEM 6. SELECTED FINANCIAL DATA
The information on page 5 under the caption “Five Year Consolidated Financial Highlights” of the Annual Report to Security Holders for the year ended December 31, 2007 is incorporated herein by reference.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information on pages 6 through 23 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, other than the section captioned “Market Risk”, of the Annual Report to Security Holders for the year ended December 31, 2007 is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The information on pages 21 through 23 under the captions “Market Risk” and “Asset/Liability Management” of the Annual Report to Security Holders for the year ended December 31, 2007 is incorporated herein by reference.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements (including the notes to the financial statements) on pages 24 through 48, other than the sections captioned “Other Financial Data” and “Common Stock Information”, of the Annual Report to Security Holders for the year ended December 31, 2007 is incorporated herein by reference.
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
Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under this framework, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
HMN Financial, Inc.:
We have audited HMN Financial, Inc.’s (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, HMN Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of HMN Financial, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 4, 2008 expressed an unqualified opinion on those consolidated financial statements.
Minneapolis, Minnesota
March 4, 2008

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
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information required by this Item is incorporated by reference from the information under the caption “Executive Officers” in Part I of this report and under the captions “Director Nominees,” “Directors continuing in office after Annual Meeting,” “Directors Emeritus,” “Board Meetings and Committees” (excluding any information not related to the audit committee) and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Company’s fiscal year ended December 31, 2007.
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from the information under the caption “Executive Compensation” (excluding information under caption “Compensation Committee Report on Executive Compensation”), “Compensation Committee Interlocks and Insider Participation” and “Director Compensation” in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Company’s fiscal year ended December 31, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference from the information under the captions “Security Ownership of Management and Certain Beneficial Owners” in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Company’s fiscal year ended December 31, 2007.

The following table provides information as of December 31, 2007 for compensation plans under which equity securities may be issued.

	(a)	(b)	(c)
	Number of Securities to be	Weighted-average	Number of securities remaining
	issued upon exercise of	exercise price of	available for future issuance under
	outstanding options,	outstanding options,	equity compensation plans
Plan Category	warrants and rights	warrants and rights	(excluding securities reflected in column (a)) (1)
Equity compensation plans approved by stockholders	295,395	$16.75	171,618
Equity compensation plans not approved by stockholders	0	0	0

Total	295,395	$16.75	171,618

(1)	Includes securities available for future issuance under stockholder approved compensation plans other than upon the exercise of an option, warrant or right, as follows: 171,618 shares under the Company’s 2001 Omnibus Stock Plan.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by this Item is incorporated by reference from the information under the captions “Certain Transactions” in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Company’s fiscal year ended December 31, 2007.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference from the information under the caption “Independent Auditor Fees” in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Company’s fiscal year ended December 31, 2007.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
1. Financial Statements
     The following financial statements appearing in the Company’s Annual Report to Security Holders for the year ended December 31, 2007, are incorporated herein by reference.
2. Financial Statement Schedules
     All financial statement schedules have been omitted as this information is not required under the related instructions, is not applicable or has been included in the Notes to Consolidated Financial Statements.
3. Exhibits
The exhibits filed with this report are set forth on the Exhibit Index filed as part of this report immediately following the signatures.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HMN FINANCIAL, INC.
Date: March 4, 2008	By:	/s/ Michael McNeil
Michael McNeil,
President and Chief Executive Officer

     Each of the undersigned hereby appoints Michael McNeil and Jon J. Eberle, and each of them (with full power to act alone), as attorneys and agents for the undersigned, with full power of substitution, for and in the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission under the Securities Act of 1934, as amended, any and all amendments and exhibits to this Annual Report on Form 10-K and any and all applications, instruments, and other documents to be filed with the Securities and Exchange Commission pertaining to this Annual Report on Form 10-K or any amendments thereto, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary or desirable. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 4, 2008.

Name	Title
/s/ Michael McNeil Michael McNeil	President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ Jon J. Eberle Jon J. Eberle	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
/s/ Timothy R. Geisler Timothy R. Geisler	Chairman of the Board
/s/ Allan R. DeBoer Allan R. DeBoer	Director
/s/ Duane D. Benson Duane D. Benson	Director
/s/ Michael J. Fogarty Michael J. Fogarty	Director
/s/ Karen L. Himle Karen L. Himle	Director
/s/ Susan K. Kolling Susan K. Kolling	Director
/s/ Malcolm W. McDonald Malcolm W. McDonald	Director
/s/ Mahlon C. Schneider Mahlon C. Schneider	Director

INDEX TO EXHIBITS

Exhibit
Number	Exhibit	Filing Status
3.1	Amended and Restated Certificate of Incorporation	Incorporated by Reference (1)

3.2	Amended and Restated By-laws	Incorporated by Reference (2)

4	Form of Common Stock Certificate	Incorporated by Reference (3)

10.1†	Change in Control Agreement with Michael McNeil dated as of March 1, 2004	Incorporated by Reference (4)

10.2†	Employment Agreement with Michael McNeil dated as of January 1, 2002	Incorporated by Reference (5)

10.3†	Form of Change in Control Agreement with executive officers	Incorporated by Reference (6)

10.4†	Directors Deferred Compensation Plan	Incorporated by Reference (7)

10.5†	Amended and Restated HMN Financial, Inc. Stock Option and Incentive Plan dated July 29, 1998	Incorporated by Reference (8)

10.6†	HMN Financial, Inc. 2001 Omnibus Stock Plan	Incorporated by Reference (9)

10.7†	Form of Incentive Stock Option Agreement for HMN Financial, Inc. 2001 Omnibus Stock	Incorporated by Reference (10)

10.8†	Form of Non-Statutory Stock Option Agreement for HMN Financial, Inc. 2001 Omnibus Stock	Incorporated by Reference (11)

10.9†	Form of Restricted Stock Agreement for HMN Financial, Inc. 2001 Omnibus Stock	Incorporated by Reference (12)

10.10†	Description of Michael McNeil 2007 Bonus Plan	Incorporated by Reference (13)

10.11	HMN Financial, Inc. Employee Stock Ownership Plan (as amended through February 26, 2008)*	Filed Electronically

13	Portions of Annual Report to Security Holders incorporated by reference	Filed Electronically

14	Code of Business Conduct and Ethics	Incorporated by Reference (14)

21	Subsidiaries of Registrant	Filed Electronically

23	Consent of KPMG LLP	Filed Electronically

24	Powers of Attorney	Included with Signatures

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically

32	Section 1350 Certifications	Filed Electronically

†	Management contract or compensatory arrangement

1	Incorporated by reference to Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1998 (File No. 0-24100).

2	Incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated February 22, 2005, filed on February 23, 2005 (File No. 0-24100).

3	Incorporated by reference to the same numbered exhibit to the Company’s Registration Statement on Form S-1 dated April 1, 1994 (File No. 33-77212).

4	Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2004 (File No. 0-24100).

5	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 (File No. 0-24100).

6	Incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 (File No. 0-24100).

7	Incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 1994 (File No. 0-24100).

8	Incorporated by reference to Exhibit 10.1(b) to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1998 (File No. 0-24100).

9	Incorporated by reference to Exhibit B to the Company’s Proxy Statement for its Annual Meeting of Stockholders held on April 24, 2001 (File no. 0-24100).

10	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004 (File No. 0-24100).

11	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004 (File No. 0-24100).

12	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated January 24, 2005, filed on January 28, 2005 (File No. 0-24100).

13	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 22, 2007, filed on January 26, 2007 (File No. 0-24100).

14	Incorporated by reference to Exhibit 14 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005 (File No. 0-24100).