Form 10-Q
period 2008-03-31
HMN FINANCIAL INC
filed 2008-05-05
CIK 921183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Yes ☑      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at April 21, 2008

Common stock, $0.01 par value	4,167,799

HMN FINANCIAL, INC.

PART I — FINANCIAL INFORMATION
Item 1 : Financial Statements
HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31,	December 31,
(dollars in thousands, except per share amounts))	2008	2007

	(unaudited)
Assets
Cash and cash equivalents	$27,536	23,718
Securities available for sale:
Mortgage-backed and related securities (amortized cost $17,943 and $18,786)	17,716	18,468
Other marketable securities (amortized cost $135,451 and $165,430)	139,679	167,720

	157,395	186,188

Loans held for sale	3,090	3,261
Loans receivable, net	877,756	865,088
Accrued interest receivable	6,426	6,893
Real estate, net	4,184	2,214
Federal Home Loan Bank stock, at cost	5,580	6,198
Mortgage servicing rights, net	1,110	1,270
Premises and equipment, net	12,401	12,024
Goodwill	3,801	3,801
Prepaid expenses and other assets	1,600	1,680
Deferred tax asset, net	3,890	4,719

Total assets	$1,104,769	1,117,054

Liabilities and Stockholders’ Equity
Deposits	$892,977	888,118
Federal Home Loan Bank advances	97,500	112,500
Accrued interest payable	9,092	9,515
Customer escrows	1,565	866
Accrued expenses and other liabilities	4,247	7,927

Total liabilities	1,005,381	1,018,926

Commitments and contingencies
Stockholders’ equity:
Serial preferred stock ($.01 par value):
Authorized 500,000 shares; none issued and outstanding	0	0
Common stock ($.01 par value):
Authorized 11,000,000; issued shares 9,128,662	91	91
Additional paid-in capital	57,662	58,049
Retained earnings, subject to certain restrictions	111,514	110,943
Accumulated other comprehensive income	2,367	1,167
Unearned employee stock ownership plan shares	(3,916)	(3,965)
Treasury stock, at cost 4,960,863 and 4,953,045 shares	(68,330)	(68,157)

Total stockholders’ equity	99,388	98,128

Total liabilities and stockholders’ equity	$1,104,769	1,117,054

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(unaudited)

	Three Months Ended
	March 31,
(dollars in thousands, except per share amounts)	2008	2007

Interest income:
Loans receivable	$15,520	15,745
Securities available for sale:
Mortgage-backed and related	224	111
Other marketable	1,910	1,896
Cash equivalents	57	443
Other	80	84

Total interest income	17,791	18,279

Interest expense:
Deposits	7,870	6,877
Federal Home Loan Bank advances	1,237	1,618

Total interest expense	9,107	8,495

Net interest income	8,684	9,784
Provision for loan losses	1,560	455

Net interest income after provision for loan losses	7,124	9,329

Non-interest income:
Fees and service charges	793	696
Loan servicing fees	242	271
Gain on sales of loans	156	796
Other	327	305

Total non-interest income	1,518	2,068

Non-interest expense:
Compensation and benefits	3,360	3,361
Occupancy	1,132	1,084
Advertising	124	106
Data processing	342	295
Amortization of mortgage servicing rights, net	160	182
Other	1,134	922

Total non-interest expense	6,252	5,950

Income before income tax expense	2,390	5,447
Income tax expense	902	2,179

Net income	$1,488	3,268

Basic earnings per share	$0.41	0.87

Diluted earnings per share	$0.39	0.82

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity and Comprehensive Income
For the Three Month Period Ended March 31, 2008
(unaudited)

					Unearned
					Employee
				Accumulated	Stock		Total
		Additional		Other	Ownership		Stock-
	Common	Paid-in	Retained	Comprehensive	Plan	Treasury	Holders’
(dollars in thousands)	Stock	Capital	Earnings	Income	Shares	Stock	Equity

Balance, December 31, 2007	$91	58,049	110,943	1,167	(3,965)	(68,157)	98,128
Net income			1,488				1,488
Other comprehensive income, net of tax:
Net unrealized gains on securities available for sale				1,200			1,200

Total comprehensive income							2,688
Purchase of treasury stock						(723)	(723)
Unearned compensation restricted stock awards		(550)				550	0
Stock compensation tax benefits		8					8
Amortization of restricted stock awards		98					98
Dividends paid			(917)				(917)
Earned employee stock ownership plan shares		57			49		106

Balance, March 31, 2008	$91	57,662	111,514	2,367	(3,916)	(68,330)	99,388

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31,
(dollars in thousands)	2008	2007

Cash flows from operating activities:
Net income	$1,488	3,268
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	1,560	455
Depreciation	448	483
Amortization of discounts, net	(542)	(730)
Amortization of deferred loan fees	(203)	(208)
Amortization of core deposit intangible	0	29
Amortization of mortgage servicing rights, net	160	182
Capitalized mortgage servicing rights	0	(4)
Gain on sales of real estate	(156)	(27)
Gain on sales of loans	(156)	(796)
Proceeds from sales of real estate	1,381	361
Proceeds from sale of loans held for sale	16,295	18,764
Disbursements on loans held for sale	(15,853)	(7,556)
Amortization of restricted stock awards	98	76
Amortization of unearned ESOP shares	49	48
Earned employee stock ownership shares priced above original cost	57	94
Stock option compensation	8	7
Decrease (increase) in accrued interest receivable	467	(1,145)
Increase (decrease) in accrued interest payable	(423)	1,027
Decrease in other assets	49	617
(Decrease) increase in other liabilities	(3,680)	38
Other, net	19	124

Net cash provided by operating activities	1,066	15,107

Cash flows from investing activities:
Principal collected on securities available for sale	852	275
Proceeds collected on maturities of securities available for sale	30,000	45,000
Purchases of securities available for sale	0	(109,193)
Purchases of Federal Home Loan Bank Stock	(1,374)	(720)
Redemption of Federal Home Loan Bank Stock	1,992	1,165
Net increase in loans receivable	(17,311)	(44,351)
Purchases of premises and equipment	(836)	(238)

Net cash provided (used) by investing activities	13,323	(108,062)

Cash flows from financing activities:
Increase in deposits	5,370	146,090
Purchase of treasury stock	(723)	(997)
Stock options exercised	0	88
Excess tax benefit from options exercised	0	58
Dividends to stockholders	(917)	(946)
Proceeds from borrowings	51,800	24,500
Repayment of borrowings	(66,800)	(34,500)
Increase in customer escrows	699	519

Net cash (used) provided by financing activities	(10,571)	134,812

Increase in cash and cash equivalents	3,818	41,857
Cash and cash equivalents, beginning of period	23,718	43,776

Cash and cash equivalents, end of period	$27,536	85,633

Supplemental cash flow disclosures:
Cash paid for interest	$9,530	7,468
Cash paid for income taxes	2,465	1,010
Supplemental noncash flow disclosures:
Transfer of loans to real estate	3,205	3,507
Loans transferred to loans held for sale	81	10,327
See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
March 31, 2008 and 2007
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
The consolidated financial statements included herein are for HMN, SFC, the Bank and OIA. All significant intercompany accounts and transactions have been eliminated in consolidation.
(2) Basis of Preparation
The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statement of stockholders’ equity and comprehensive income and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The statement of income for the three-month period ended March 31, 2008 is not necessarily indicative of the results which may be expected for the entire year.
Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform with the current period presentation.
(3) New Accounting Standards
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about the use of fair value to measure assets and liabilities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The impact of adopting SFAS No. 157 on January 1, 2008 was not material to the Company’s consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115. This Statement permits entities to measure many financial instruments and other items at fair value and most of the provisions of the Statement apply only to entities that elect the fair value option. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The impact of adopting SFAS No. 159 on January 1, 2008 was not material to the Company’s consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51. This Statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity and is reported as equity in the consolidated financial statements. This Statement applies to all for profit entities that prepare consolidated financial statements, but affects only those entities that have an outstanding noncontrolling interest in subsidiaries or that deconsolidate a subsidiary. Since the Company has no noncontrolling interests in subsidiaries, the impact of adopting SFAS No. 160 on January 1, 2009 is not anticipated to have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. This Statement replaces SFAS No. 141, Business Combinations and retains the fundamental requirements in SFAS No. 141 that the purchase method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. This Statement establishes principles and requirements for how the acquirer recognizes and measures the assets acquired (including goodwill), the liabilities assumed, and any controlling interest in the acquiree. It also determines what information is to be disclosed to enable users of the financial statement to evaluate the nature and financial effect of the business combination. The impact of adopting SFAS No. 141 on January 1, 2009 is not anticipated to have a material impact on the Company’s consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133. This Statement applies to all entities and requires enhanced disclosures about an entity’s derivative and hedging activities including how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and is not anticipated to have a material impact on the Company’s consolidated financial statements.
(4) Derivative Instruments and Hedging Activities
The Company had commitments to extend mortgage loans to borrowers at March 31, 2008. These commitments are referred to as the mortgage loan pipeline. At the time these commitments enter the mortgage loan pipeline, the Company generally commits to sell the loans to the secondary market on a firm commitment or best efforts basis. The commitments to originate, purchase or sell loans on a firm commitment basis are derivatives. As a result of marking to market the mortgage pipeline and the related firm commitments to sell for the period ended March 31, 2008, the Company recorded an increase in other liabilities of $1,000 and a loss included in the gain on sales of loans of $1,000.
The current commitments to sell loans held for sale are derivatives that do not qualify for hedge accounting. As a result, these derivatives are marked to market and the related loans held for sale are recorded at the lower of cost or market. The Company recorded an increase in loans held for sale of $32,000 and a decrease in other assets of $32,000 due to the mark to market adjustment on the commitments to sell loans held for sale.
(5) Fair Value Measurements
On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring the fair value of assets and liabilities using a hierarchy system consisting of three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:
Level 1 — Valuation is based upon quoted prices for identical instruments traded in active markets that the Company has the ability to access.
Level 2 — Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in active markets that are not active, and model-based valuation techniques for which significant assumptions are observable in the market.
Level 3 — Valuation is generated from model-based techniques that use significant assumptions not observable in the market and are used only to the extent that observable inputs are not available. These unobservable assumptions reflect our own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.
The following table summarizes the assets of the Company for which fair values are determined on a recurring basis as of March 31, 2008.

	Carrying value at March 31, 2008
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale	$157,395	13,889	143,506	0
Mortgage loan commitments	18	0	18	0

Total	$157,413	13,889	143,524	0

The Company may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from the application of the lower-of-cost-or market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis in the first quarter of 2008 that were still held at March 31, 2008, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at March 31, 2008.

					Three months ended
	Carrying value at March 31, 2008				March 31, 2008
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Total losses
Loans held for sale	$3,090	0	3,090	0	0
Mortgage servicing rights	1,110	0	1,110	0	0
Loans (1)	23,995	0	23,995	0	(1,316)
Real estate, net (2)	4,184	0	4,184	0	0

Total	$32,379	0	32,379	0	(1,316)

(1)	Represents carrying value and related write-downs of loans for which adjustments are based on the appraised value of the collateral. The carrying value of loans fully charged-off is zero.

(2)	Represents the fair value and related losses of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.
(6) Comprehensive Income
Comprehensive income is defined as the change in equity during a period from transactions and other events from nonowner sources. Comprehensive income is the total of net income and other comprehensive income, which for the Company is comprised of unrealized gains and losses on securities available for sale. The components of other comprehensive income and the related tax effects were as follows:

	For the period ended March 31,
	2008			2007
(Dollars in thousands)	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Securities available for sale:
Net unrealized gains arising during the period	$2,029	829	1,200	373	148	225

Other comprehensive income	$2,029	829	1,200	373	148	225

(7) Securities Available For Sale
The following table shows the gross unrealized losses and fair value for the securities available for sale portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2008.

	Less than twelve months			Twelve months or more			Total
	# of	Fair	Unrealized	#of	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Investments	Value	Losses	Investments	Value	Losses	Value	Losses
Mortgage backed securities:
FHLMC	0	$0	0	1	$2,453	(406)	2,453	(406)
FNMA	0	0	0	3	2,759	(147)	2,759	(147)

Total temporarily impaired Securities	0	$0	0	4	$5,212	(553)	5,212	(553)

These fixed rate investments are temporarily impaired due to changes in interest rates and the Company has the ability and intent to hold to maturity or until the temporary loss is recovered. The investments in the table above had an average life of less than eight years at March 31, 2008.

(8) Investment in Mortgage Servicing Rights
A summary of mortgage servicing activity is as follows:

	Three months ended	Twelve months ended	Three months ended
(Dollars in thousands)	March 31, 2008	December 31, 2007	March 31, 2007
Mortgage servicing rights:
Balance, beginning of period	$1,270	1,958	1,958
Originations	0	18	4
Amortization	(160)	(706)	(182)

Balance, end of period	1,110	1,270	1,780

Fair value of mortgage servicing rights	$2,875	3,261	3,809

All of the loans being serviced were single family loans serviced for the Federal National Mortgage Association (FNMA) under the mortgage-backed security program or the individual loan sale program. The following is a summary of the risk characteristics of the loans being serviced at March 31, 2008.

	Loan Principal	Weighted Average	Weighted Average
(Dollars in thousands)	Balance	Interest Rate	Remaining Term	Number of Loans

Original term 30 year fixed rate	$209,352	5.87%	290	1,941

Original term 15 year fixed rate	113,915	5.17%	113	1,796

Adjustable rate	2,801	6.05%	301	25
(9) Intangible Assets
The gross carrying amount of intangible assets and the associated accumulated amortization at March 31, 2008 is presented in the table below. Amortization expense for intangible assets was $160,000 for the period ended March 31, 2008.

	Gross		Unamortized
	Carrying	Accumulated	Intangible
(Dollars in thousands)	Amount	Amortization	Assets

Amortized intangible assets:
Mortgage servicing rights	$3,851	(2,741)	1,110
The following table indicates the estimated amortization expense for the next five years for amortized intangible assets:

Mortgage
Servicing
(Dollars in thousands)	Rights

Year ended December 31,
2008	$380
2009	376
2010	206
2011	100
2012	39
Projections of amortization are based on existing asset balances and the existing interest rate environment as of March 31, 2008. The Company’s actual experience may be significantly different depending upon changes in mortgage interest rates and other market conditions.

(10) Earnings per Share
The following table reconciles the weighted average shares outstanding and the income available to common shareholders used for basic and diluted EPS:

	Three months ended March 31,
	2008	2007
Weighted average number of common shares outstanding used in basic earnings per common share calculation	3,650,396	3,775,843
Net dilutive effect of:
Options	96,927	172,043
Restricted stock awards	27,873	19,541

Weighted average number of shares outstanding adjusted for effect of dilutive securities	3,775,196	3,967,427

Income available to common shareholders	$1,488,000	3,268,000
Basic earnings per common share	$0.41	0.87
Diluted earnings per common share	$0.39	0.82
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
Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Tier I or Core capital, and Risk-based capital (as defined in the regulations) to total assets (as defined). Management believes, as of March 31, 2008, that the Bank meets all capital adequacy requirements to which it is subject.
Management believes that based upon the Bank’s capital calculations at March 31, 2008 and other conditions consistent with the Prompt Corrective Actions Provisions of the applicable Office of Thrift Supervision regulations, the Bank would be categorized as well capitalized.
On March 31, 2008, the Bank’s tangible assets and adjusted total assets were $1.1 billion and its risk-weighted assets were $858 million. The following table presents the Bank’s capital amounts and ratios at March 31, 2008 for actual capital, required capital and excess capital, including ratios, in order to qualify as being well capitalized under the Prompt Corrective Actions regulations.

							To Be Well Capitalized
			Required to be				Under Prompt
			Adequately				Corrective
	Actual		Capitalized		Excess Capital		Actions Provisions
		Percent of		Percent of		Percent of		Percent of
(Dollars in thousands)	Amount	Assets(1)	Amount	Assets(1)	Amount	Assets(1)	Amount	Assets(1)
Bank stockholder’s equity	$96,097

Less:
Net unrealized gains on certain securities available for sale	(2,367)
Goodwill	(3,801)

Tier I or core capital	89,929

Tier I capital to adjusted total assets		8.22%	43,776	4.00%	46,153	4.22%	54,720	5.00%

Tier I capital to risk-weighted assets		10.48%	34,339	4.00%	55,590	6.48%	51,508	6.00%
Plus:
Allowable allowance for loan losses	8,720

Risk-based capital	$98,649		68,677		29,972		85,846

Risk-based capital to risk-weighted assets		11.49%		8.00%		3.49%		10.00%

(1)	Based upon the Bank’s adjusted total assets for the tangible and core capital ratios and risk-weighted assets for the risk-based capital ratio.
(12) Commitments and Contingencies
The Bank issued standby letters of credit which guarantee the performance of customers to third parties. The standby letters of credit issued and available at March 31, 2008 were approximately $5.7 million, expire over the next two years, and are collateralized primarily with commercial real estate mortgages. Since the conditions under which the Bank is required to fund the standby letters of credit may not materialize, the cash requirements are expected to be less than the total outstanding commitments.
In February 2007, the Minnesota Department of Revenue (MDR) assessed a deficiency of $2.2 million against the Company’s 2002 through 2004 Minnesota state tax payments. The deficiency relates to the tax treatment of the intercompany dividends paid to the Bank by a former subsidiary of the Company. The Company filed a Notice of Appeal in the Minnesota Tax Court challenging that assessment and a hearing has been scheduled in the third quarter of 2008.
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

The following table sets forth certain information about the reconciliations of reported profit or loss and assets for each of the Company’s reportable segments.

	Home Federal			Consolidated
(Dollars in thousands)	Savings Bank	Other	Eliminations	Total

At or for the quarter ended March 31, 2008:
Interest income — external customers	$17,787	4	0	17,791
Non-interest income — external customers	1,513	0	0	1,513
Earnings on limited partnerships	5	0	0	5
Intersegment interest income	0	43	(43)	0
Intersegment non-interest income	44	1,561	(1,605)	0
Interest expense	9,150	0	(43)	9,107
Amortization of mortgage servicing rights, net	160	0	0	160
Other non-interest expense	5,959	177	(44)	6,092
Income tax expense (benefit)	957	(55)	0	902
Net income	1,563	1,486	(1,561)	1,488
Goodwill	3,801	0	0	3,801
Total assets	1,100,736	100,316	(96,283)	1,104,769

At or for the quarter ended March 31, 2007:
Interest income — external customers	$18,258	21	0	18,279
Non-interest income — external customers	2,064	0	0	2,064
Earnings on limited partnerships	4	0	0	4
Intersegment interest income	0	41	(41)	0
Intersegment non-interest income	44	3,325	(3,369)	0
Interest expense	8,536	0	(41)	8,495
Amortization of mortgage servicing rights, net	182	0	0	182
Other non-interest expense	5,641	170	(43)	5,768
Income tax expense (benefit)	2,229	(50)	0	2,179
Net income	3,327	3,267	(3,326)	3,268
Goodwill	3,801	0	0	3,801
Total assets	1,112,136	95,417	(90,499)	1,117,054

HMN FINANCIAL, INC.
Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking Information
This quarterly report and other reports filed by the Company with the Securities and Exchange Commission may contain “forward-looking” statements that deal with future results, plans or performance. In addition, the Company’s management may make such statements orally to the media, or to securities analysts, investors or others. Forward-looking statements deal with matters that do not relate strictly to historical facts. Words such as “anticipate”, “believe”, “expect”, “intend”, “would”, “could” and similar expressions, as they relate to us, are intended to identify such forward-looking statements. The Company’s future results may differ materially from historical performance and forward-looking statements about the Company’s expected financial results or other plans are subject to a number of risks and uncertainties. These include but are not limited to possible legislative changes and adverse economic, business and competitive developments such as shrinking interest margins; deposit outflows; reduced demand for financial services and loan products; changes in accounting policies and guidelines, or monetary and fiscal policies of the federal government; changes in credit and other risks posed by the Company’s loan and investment portfolios; changes in loan repayment and prepayment patterns; changes in loan terms and conditions; technological, computer-related or operational difficulties; adverse changes in securities markets; results of litigation or other significant uncertainties. For additional discussion of the risks and uncertainties applicable to the Company, see the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
General
The earnings of the Company are primarily dependent on the Bank’s net interest income, which is the difference between interest earned on loans and investments, and the interest paid on interest-bearing liabilities such as deposits and Federal Home Loan Bank (FHLB) advances. The difference between the average rate of interest earned on assets and the average rate paid on liabilities is the “interest rate spread”. Net interest income is produced when interest-earning assets equal or exceed interest-bearing liabilities and there is a positive interest rate spread. The Company’s interest rate spread declined in the current quarter as a result of the rates on adjustable rate commercial and consumer loans decreasing faster than the rates on deposits due to the 200 basis point drop in the prime interest rate during the quarter. Net interest income and net interest rate spread are affected by changes in interest rates, the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. The Company’s net income is also affected by the generation of non-interest income, which consists primarily of gains or losses from the sale of securities, gains from the sale of loans, fees for servicing loans, and the generation of fees and service charges on deposit accounts. The Bank incurs expenses in addition to interest expense in the form of salaries and benefits, occupancy expenses, provisions for loan losses and amortization and valuation adjustments on mortgage servicing assets. The increased emphasis on commercial loans over the past several years has increased the credit risk inherent in the loan portfolio and the provision for loan losses has increased due to commercial loan charge offs and risk rating downgrades as a result of a decrease in demand for housing and building lots.
The earnings of financial institutions, such as the Bank, are significantly affected by prevailing economic and competitive conditions, particularly changes in interest rates, government monetary and fiscal policies, and regulations of various regulatory authorities. Lending activities are influenced by the demand for and supply of business credit, single family and commercial properties, competition among lenders, the level of interest rates and the availability of funds. Deposit flows and costs of deposits are influenced by prevailing market rates of interest on competing investments, account maturities and the levels of personal income and savings. The interest rates charged by the FHLB on advances to the Bank also have a significant impact on the Bank’s overall cost of funds.

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
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48). The Company adopted FIN 48 effective January 1, 2007. FIN 48 requires the use of estimates and management’s best judgment to determine the amounts and probabilities of all of the possible outcomes that could be realized upon the ultimate settlement of a tax position using the facts, circumstances, and information available. The application of FIN 48 requires significant judgment in arriving at the amount of tax benefits to be recognized in the financial statements for a given tax position. It is possible that the tax benefits realized upon the ultimate resolution of a tax position may result in tax benefits that are significantly different from those estimated.
Net Income
Net income for the first quarter of 2008 was $1.5 million, down $1.8 million, or 54.5%, from net income of $3.3 million for the first quarter of 2007. Diluted earnings per common share for the first quarter of 2008 were $0.39, down $0.43, or 52.4%, from $0.82 for the first quarter of 2007. The decrease in net income was due primarily to decreases in net interest income and the gain on sales of loans and an increase in the provision for loan losses.
Net Interest Income
Net interest income was $8.7 million for the first quarter of 2008, a decrease of $1.1 million, or 11.2%, compared to $9.8 million for the first quarter of 2007. Interest income was $17.8 million for the first quarter of 2008, a decrease of $488,000, or 2.7%, from $18.3 million for the first quarter of 2007. Interest income decreased primarily because of a decrease in the average interest rate earned on loans and investments. Interest rates decreased primarily because of the 300 basis point decrease in the prime interest rate between the periods. Decreases in the prime rate, which is the rate that banks charge their prime business customers, generally decrease the rates on adjustable rate consumer and commercial loans in the portfolio and on new loans originated. The average yield earned on interest-earning assets was 6.72% for the first quarter of 2008, a decrease of 77 basis points from the 7.49% average yield for the first quarter of 2007. The decrease in interest income due to decreased interest rates was partially offset by the $75 million increase in the average interest earning assets between the periods.
Interest expense was $9.1 million for the first quarter of 2008, an increase of $612,000, or 7.2%, compared to $8.5 million for the first quarter of 2007. Interest expense increased primarily because of the $102 million increase in the average outstanding deposits between the periods. The increase was primarily in brokered deposits that were obtained to replace the scheduled outflow of escrowed money market deposits and advance maturities and to fund loan growth. The fixed rates on these deposits are typically higher than money market deposit rates and have not fully reflected the decreases in the federal funds rate that occurred in the last half of 2007 and the first three months of 2008. Decreases in the federal funds rate, which is the rate that banks charge other banks for short term loans, generally have a lagging effect and decrease the rates banks pay for deposits. Market competition for deposits is very strong and rates banks pay for deposits may have a longer lag period than they have in the past from when the federal funds rate is lowered. The average interest rate paid on interest-bearing liabilities was 3.70% for the first quarter of 2008, an increase of 1 basis point from the 3.69% average interest rate paid in the first quarter of 2007.
Net interest margin (net interest income divided by average interest earning assets) for the first quarter of 2008 was 3.28%, a decrease of 73 basis points, compared to 4.01% for the first quarter of 2007.
A summary of the Company’ net interest margin for the three month period ended March 31, 2008 and March 31, 2007 is as follows:

	For the three month period ended
	March 31, 2008			March 31, 2007
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate

Interest-earning assets:
Securities available for sale	$169,570	2,134	5.06%	$158,548	2,007	5.13%
Loans held for sale	2,197	32	5.84	1,257	20	6.39
Mortgage loans, net	157,778	2,442	6.21	138,872	2,102	6.14
Commercial loans, net	630,868	11,490	7.33	562,594	11,738	8.46
Consumer loans, net	83,641	1,556	7.48	86,471	1,886	8.84
Cash equivalents	14,175	57	1.61	33,924	442	5.29
Federal Home Loan Bank stock	6,587	80	4.91	8,036	84	4.24

Total interest-earning assets	1,064,816	17,791	6.72	989,702	18,279	7.49

Interest-bearing liabilities:
Noninterest checking	52,633	0	0.00	56,039	0	0.00
NOW accounts	121,675	607	2.00	106,921	805	3.05
Savings accounts	40,716	134	1.32	40,697	136	1.35
Money market accounts	160,489	1,120	2.80	197,830	1,802	3.69
Certificates	246,943	2,734	4.45	235,589	2,485	4.28
Brokered deposits	262,193	3,275	5.02	145,179	1,649	4.61
Federal Home Loan Bank advances	105,330	1,237	4.72	150,414	1,618	4.36
Other	1,272	0	0.00	1,058	0	0.00

Total interest-bearing liabilities	991,251	9,107	3.70	933,727	8,495	3.69
Net interest income		$8,684			$9,784

Net interest rate spread			3.02%			3.80%

Net earning assets	$73,565			$55,975

Net interest margin			3.28%			4.01%

Average interest-earning assets to average interest-bearing liabilities		107.42%			105.99%

Provision for Loan Losses
The provision for loan losses was $1.6 million for the first quarter of 2008, an increase of $1.1 million, or 242.9%, compared to $455,000 for the first quarter of 2007. The provision for loan losses increased primarily because of an increase in the allowance required for risk rated commercial real estate loans in the first quarter of 2008 when compared to the same period of 2007. The increase was due primarily to decreases in the estimated value of the real estate supporting classified residential development loans. The housing market has slowed considerably on a national level and the Company’s markets also have been affected, as new housing permits in its primary market decreased 28% in the first two months of 2008 when compared to the same period in 2007.

A rollforward of the Company’s allowance for loan losses for the quarters ended March 31, 2008 and 2007 is summarized as follows:

(in thousands)	2008	2007
Balance at January 1,	$12,438	$9,873
Provision	1,560	455
Charge offs:
One-to-four family	(60)	0
Consumer	(22)	(580)
Commercial	(24)	(42)
Recoveries	21	50

Balance at March 31,	$13,913	$9,756

The decrease in consumer loan charge offs was the result of fewer home equity loan charge offs in the first quarter of 2008 compared to the same period of 2007.
Non-Interest Income
Non-interest income was $1.5 million for the first quarter of 2008, a decrease of $550,000, or 26.6%, from $2.1 million for the first quarter of 2007. Gain on sale of loans decreased $640,000 between the periods due to a $739,000 decrease in the gain recognized on the sale of government guaranteed commercial loans that was partially offset by a $99,000 increase in the gain recognized on the sale of single family loans due to increased loan originations. Fees and service charges increased $97,000 between the periods primarily because of increased retail deposit account activity and fees. Loan servicing fees decreased $29,000 primarily because of a decrease in the number of single-family loans that are being serviced for others. Other non-interest income increased $22,000 primarily because of an increase in the gains realized on the sale of other real estate owned.
Non-Interest Expense
Non-interest expense was $6.3 million for the first quarter of 2008, an increase of $302,000, or 5.1%, from $6.0 million for the first quarter of 2007. Other non-interest expense increased $212,000 primarily because of legal fees related to foreclosed assets and an ongoing state tax assessment challenge. Occupancy expense increased $48,000 due primarily to increased real estate taxes and costs associated with the Eagan branch that was opened in the third quarter of 2007. Advertising expense increased $18,000 between the periods primarily because of additional costs associated with the rebranding of our private banking services. Mortgage servicing rights amortization decreased $22,000 between the periods because there were fewer mortgage loans being serviced.
Income Tax Expense
Income tax expense decreased $1.3 million between the periods due to a decrease in taxable income and an effective tax rate that decreased from 40.0% for the first quarter of 2007 to 37.7% for the first quarter of 2008. The decrease in the effective tax rate was primarily the result of a decrease in the federal tax rate due to decreased income and a higher percentage of tax exempt income.

Non-Performing Assets
The following table summarizes the amounts and categories of non-performing assets in the Bank’s portfolio at March 31, 2008 and December 31, 2007.

	March 31,	December 31,
(Dollars in thousands)	2008	2007

Non-Accruing Loans:
One-to-four family real estate	$802	$1,196
Commercial real estate	17,983	15,641
Consumer	1,380	1,094
Commercial business	3,830	1,723

Total	23,995	19,654

Other assets	34	34
Foreclosed and Repossessed Assets:
One-to-four family real estate	2,852	901
Consumer	19	33
Commercial real estate	1,332	1,313

Total non-performing assets	$28,232	$21,935

Total as a percentage of total assets	2.56%	1.96%

Total non-performing loans	$23,995	$19,654

Total as a percentage of total loans receivable, net	2.73%	2.27%

Allowance for loan loss to non-performing loans	57.98%	63.28%

Total non-performing assets were $28.2 million at March 31, 2008, an increase of $6.3 million, from $21.9 million at December 31, 2007. Non-performing loans increased $4.3 million and foreclosed and repossessed assets increased $2.0 million during the period. The increase in non-performing loans in the quarter was primarily due to one construction loan on a commercial facility that became non-performing in the quarter, which was partially offset by $1.2 million in principal payments received, $928,000 in loans transferred into real estate owned, $418,000 in loans reclassified as performing and $105,000 in loan charge offs.
In addition to the non-performing assets in the table above, as of March 31, 2008, the Bank held one potential problem loan. Potential problem loans are loans that are not in nonperforming status; however, there are circumstances that create doubt as to the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that the Company expects losses to occur, but that management recognized a higher degree of risk associated with such loans. The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the level of the allowance for loan losses. The loan that has been reported as a potential problem loan is a residential development loan totaling $9.1 million.
Dividends
On April 22, 2008, the Company declared a cash dividend of $0.25 per share, payable on June 6, 2008 to shareholders of record on May 16, 2008.
During the first quarter of 2008, the Company declared and paid a dividend as follows:

Record date	Payable date	Dividend per share	Dividend Payout Ratio
February 15, 2008	March 7, 2008	$0.25	34.25%
The annualized dividend payout ratio for the past four quarters, ending with the June 6, 2008 payment will be 39.84%.
The declaration of dividends are subject to, among other things, the Company’s financial condition and results of operations, the Bank’s compliance with its regulatory capital requirements including the fully phased-in capital requirements, tax considerations, industry standards, economic conditions, regulatory restrictions, general business practices and other factors.

Liquidity
For the quarter ended March 31, 2008, the net cash provided by operating activities was $1.1 million. The Company collected $30.8 million in principal repayments and maturities on securities during the quarter. It purchased $1.4 million in securities and FHLB stock, $836,000 in premises and equipment and funded $17.3 million relating to an increase in net loans receivable. The Company had a net increase in deposit balances of $5.4 million during the quarter, received $2.0 million in proceeds from the redemption of FHLB stock, paid $917,000 in dividends to its shareholders and purchased $724,000 of treasury stock. It also received $51.8 million in advance proceeds and paid off advances of $66.8 million.
The Company has certificates of deposits with outstanding balances of $450.6 million that come due over the next 12 months, of which $257.7 million were obtained from brokers. Based upon past experience, management anticipates that the majority of the deposits will renew for another term. The Company believes that deposits which do not renew will be replaced with deposits from other customers or brokers. FHLB advances or proceeds from the sale of securities could also be used to replace unanticipated outflows of deposits.
The Company has deposits of $102.9 million in checking and money market accounts with customers that have individual balances greater than $5 million. These funds may be withdrawn at any time and management anticipates that $37 million of these deposits will be withdrawn from the Bank over the next twelve months as they relate to escrow deposits that are scheduled for disbursement. These withdrawals will be funded primarily with proceeds from maturing investments. Management anticipates that the majority of the remaining large checking and money market deposits will remain on deposit with the Bank. If these deposits were to be withdrawn, they would be replaced with deposits from other customers or brokers. FHLB advances or proceeds from the sale of securities could also be used to replace unanticipated outflows of large checking and money market deposits.
The Company has $10.0 million of FHLB advances that mature during the next twelve months. The Company also has $87.5 million of FHLB advances that mature beyond March 31, 2009 but have call features that can be exercised by the FHLB during the next twelve months. If the call features are exercised, the Company has the option of requesting any advance otherwise available to it pursuant to the credit policy of the FHLB.
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
The Company utilizes a model that uses the discounted cash flows from its interest-earning assets and its interest-bearing liabilities to calculate the current market value of those assets and liabilities. The model also calculates the changes in market value of the interest-earning assets and interest-bearing liabilities due to different interest rate changes. The Company believes that over the next twelve months interest rates could fluctuate in a range of 200 basis points up or down from where the rates were at March 31, 2008. The following table discloses the projected changes in market value to the Company’s interest-earning assets and interest-bearing liabilities based upon incremental 100 basis point changes in interest rates from interest rates in effect on March 31, 2008.

(Dollars in thousands)	Market Value
Basis point change in interest rates	-200	-100	0	+100	+200
Total market risk sensitive assets	$1,116,624	1,104,951	1,090,390	1,073,196	1,055,512
Total market risk sensitive liabilities	1,016,465	1,002,217	991,167	980,709	971,768
Off-balance sheet financial instruments	12	15	0	263	502

Net market risk	$100,147	102,719	99,223	92,224	83,242

Percentage change from current market value	0.93%	3.52%	0.00%	(7.05)%	(16.11)%

The preceding table was prepared utilizing the following assumptions (the Model Assumptions) regarding prepayment and decay ratios which were determined by management based upon their review of historical prepayment speeds and future prepayment projections. Fixed rate loans were assumed to prepay at annual rates of between 7% to 76%, depending on the note rate and the period to maturity. Adjustable rate mortgages (ARMs) were assumed to prepay at annual rates of between 11% and 33%, depending on the note rate and the period to maturity. Growing Equity Mortgage (GEM) loans were assumed to prepay at annual rates of between 6% and 49% depending on the note rate and the period to maturity. Mortgage-backed securities and Collateralized Mortgage Obligations (CMOs) were projected to have prepayments based upon the underlying collateral securing the instrument and the related cash flow priority of the CMO tranche owned. Certificate accounts were assumed not to be withdrawn until maturity. Passbook accounts were assumed to decay at an annual rate of 24% and money market accounts were assumed to decay at an annual rate of 34%. Retail non-interest checking accounts were assumed to decay at an annual rate of 33% and retail NOW accounts were assumed to decay at an annual rate of 29%. Commercial NOW accounts and MMDA accounts were assumed to decay at annual rates of 17% and 31%, respectively. FHLB advances were projected to be called at the first call date where the projected interest rate on similar remaining term advances exceeded the interest rate on the callable advance.
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
Asset/Liability Management
The Company’s management reviews the impact that changing interest rates will have on its net interest income projected for the twelve months following March 31, 2008 to determine if its current level of interest rate risk is acceptable. The following table projects the estimated annual impact on net interest income of immediate interest rate changes called rate shocks.

	Rate Shock in Basis	Projected Change in
(Dollars in thousands)	Points	Net Interest Income	Percentage Change
	+200	$(1,145)	(3.52)%
	+100	(640)	(1.97)%
	0	0	0.00%
	-100	133	0.41%
	-200	(1,803)	(5.55)%
The preceding table was prepared utilizing the Model Assumptions. Certain shortcomings are inherent in the method of analysis presented in the foregoing table. In the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the foregoing table. The ability of many borrowers to service their debt may decrease in the event of a substantial increase in interest rates and could impact net interest income. The decrease in interest income in a rising rate environment is primarily because more deposits than loans are scheduled to reprice in the next twelve months.
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
To the extent consistent with its interest rate spread objectives, the Bank attempts to manage its interest rate risk and has taken a number of steps to structure its balance sheet in order to better match the maturities of its assets and liabilities. The Bank has primarily focused its fixed rate one-to-four family residential lending program on loans that are saleable to third parties and generally places only those fixed rate loans that meet certain risk characteristics into its loan portfolio. The Bank’s commercial loan production has primarily been in adjustable rate loans while the fixed rate commercial loans placed in portfolio have been shorter-term loans, usually with maturities of five years or less, in order to manage the Company’s interest rate risk exposure.
Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements other than commitments to originate and sell loans in the ordinary course of business.
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
Changes in internal controls. There was no change in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

HMN FINANCIAL, INC.
PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings.
     From time to time, the Bank and the Company are involved as plaintiff or defendant in various legal proceedings arising in the normal course of its business. While the ultimate outcome of these various legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal actions should not have a material effect on the Company’s consolidated financial condition or results of operations. However, if the Company were to lose its tax assessment challenge with the Minnesota Department of Revenue, it could have a material effect on the Company’s consolidated financial condition or results of operations.
ITEM 1A. Risk Factors.
     No changes from risk factors previously disclosed in December 31, 2007 Form 10-K.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     (a) and (b) Not applicable
     (c) Information Regarding Share Repurchases

			(c)	(d)
			Total Number of	Maximum Number of
	(a)		Shares Purchased as	Shares that May Yet
	Total Number of	(b)	Part of Publicly	Be Purchased
	Shares	Average Price Paid	Announced Plans or	Under the Plans
Period	Purchased	per Share	Programs	or Programs

January 1 through January 31, 2008	10,000	$24.00	10,000	126,000
February 1 through February 29, 2008	20,000	24.18	20,000	106,000
March 1 through March 31, 2008	0	N/A	0	106,000

Total	30,000	$24.12	30,000

(1) On January 23, 2007, the Company announced a program to repurchase up to 300,000 shares of the Company’s common stock. As of March 31, 2008, there were 106,000 shares authorized for repurchase under the stock repurchase program, which is set to expire on July 23, 2008.
ITEM 3. Defaults Upon Senior Securities.
     Not applicable.
ITEM 4. Submission of Matters to a Vote of Security Holders.
     None.
ITEM 5. Other Information.
     None.
ITEM 6. Exhibits.
     See Index to Exhibits on page 25 of this report.

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HMN FINANCIAL, INC. Registrant
Date: May 5, 2008	/s/ Michael McNeil
Michael McNeil,
President and Chief Executive Officer (Principal Executive Officer) (Duly Authorized Representative)

Date: May 5, 2008	/s/ Jon Eberle
Jon Eberle,
Chief Financial Officer (Principal Financial Officer)

HMN FINANCIAL, INC.
INDEX TO EXHIBITS
FOR FORM 10-Q

Sequential
		Reference	Page Numbering
Regulation		to Prior	Where Attached
S-K		Filing or	Exhibits Are
Exhibit		Exhibit	Located in This
Number	Document Attached Hereto	Number	Form 10-Q Report

3.1	Amended and Restated Articles of Incorporation	*1	N/A

3.2	Amended and Restated By-laws	*2	N/A

4	Form of Common Stock Certificates	*3	N/A

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	31.1	Filed Electronically

31.2	Rule 13a-14(a)/15d14(a) Certification of CFO	31.2	Filed Electronically

32	Section 1350 Certification of CEO and CFO	32	Filed Electronically

*1	Incorporated by reference to Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1998 (File No. 0-24100).

*2	Incorporated by reference Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007 (File 0-24100).

*3	Incorporated by reference to the same numbered exhibit to the Company’s Registration Statement on Form S-1 dated April 1, 1994 (File No. 33-77212).