Form 10-Q
period 2008-06-30
HMN FINANCIAL INC
filed 2008-08-01
CIK 921183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at July 22, 2008

Common stock, $0.01 par value	4,167,799

HMN FINANCIAL, INC.

Part I – FINANCIAL INFORMATION
Item 1: Financial Statements
HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30,	December 31,
(Dollars in thousands)	2008	2007
	(unaudited)
Assets
Cash and cash equivalents	$14,475	23,718
Securities available for sale:
Mortgage-backed and related securities (amortized cost $17,063 and $18,786)	16,659	18,468
Other marketable securities (amortized cost $105,468 and $165,430)	107,167	167,720

	123,826	186,188

Loans held for sale	3,699	3,261
Loans receivable, net	895,713	865,088
Accrued interest receivable	6,199	6,893
Real estate, net	4,272	2,214
Federal Home Loan Bank stock, at cost	7,460	6,198
Mortgage servicing rights, net	957	1,270
Premises and equipment, net	12,585	12,024
Goodwill	0	3,801
Prepaid expenses and other assets	1,981	1,680
Deferred tax asset	4,996	4,719

Total assets	$1,076,163	1,117,054

Liabilities and Stockholders’ Equity
Deposits	$832,316	888,118
Federal Home Loan Bank advances	137,900	112,500
Accrued interest payable	6,607	9,515
Customer escrows	965	866
Accrued expenses and other liabilities	3,323	7,927

Total liabilities	981,111	1,018,926

Commitments and contingencies
Stockholders’ equity:
Serial preferred stock ($.01 par value): authorized 500,000 shares; issued and outstanding none	0	0
Common stock ($.01 par value): authorized 11,000,000; issued shares 9,128,662	91	91
Additional paid-in capital	57,820	58,049
Retained earnings, subject to certain restrictions	108,572	110,943
Accumulated other comprehensive income	766	1,167
Unearned employee stock ownership plan shares	(3,867)	(3,965)
Treasury stock, at cost 4,960,863 and 4,953,045 shares	(68,330)	(68,157)

Total stockholders’ equity	95,052	98,128

Total liabilities and stockholders’ equity	$1,076,163	1,117,054

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Income (Loss)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2008	2007	2008	2007

Interest income:
Loans receivable	$14,419	16,629	29,939	32,374
Securities available for sale:
Mortgage-backed and related	213	171	437	282
Other marketable	1,507	2,417	3,417	4,313
Cash equivalents	61	279	118	722
Other	53	132	133	216

Total interest income	16,253	19,628	34,044	37,907

Interest expense:
Deposits	6,839	8,346	14,709	15,223
Federal Home Loan Bank advances	1,239	1,427	2,476	3,045

Total interest expense	8,078	9,773	17,185	18,268

Net interest income	8,175	9,855	16,859	19,639
Provision for loan losses	1,130	1,028	2,690	1,483

Net interest income after provision for loan losses	7,045	8,827	14,169	18,156

Non-interest income:
Fees and service charges	998	781	1,791	1,477
Loan servicing fees	240	265	482	536
Gains on sales of loans	228	189	384	985
Other	290	57	617	362

Total non-interest income	1,756	1,292	3,274	3,360

Non-interest expense:
Compensation and benefits	3,036	3,262	6,396	6,623
Occupancy	1,161	1,112	2,293	2,196
Advertising	92	195	216	301
Data processing	336	321	678	616
Amortization of mortgage servicing rights, net	154	189	314	371
Goodwill impairment charge	3,801	0	3,801	0
Other	1,220	1,070	2,354	1,992

Total non-interest expense	9,800	6,149	16,052	12,099

Income (loss) before income tax expense	(999)	3,970	1,391	9,417
Income tax expense	1,026	1,520	1,928	3,699

Net income (loss)	$(2,025)	2,450	(537)	5,718

Basic earnings (loss) per share	$(0.56)	0.65	(0.15)	1.52

Diluted earnings (loss) per share	$(0.56)	0.62	(0.15)	1.45

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss)
For the Six-Month Period Ended June 30, 2008
(unaudited)

					Unearned
					Employee
				Accumulated	Stock		Total
		Additional		Other	Ownership		Stock-
	Common	Paid-in	Retained	Comprehensive	Plan	Treasury	Holders’
(Dollars in thousands)	Stock	Capital	Earnings	Income	Shares	Stock	Equity

Balance, December 31, 2007	$91	58,049	110,943	1,167	(3,965)	(68,157)	98,128
Net loss			(537)				(537)
Other comprehensive income (loss), net of tax:
Net unrealized losses on securities available for sale				(401)			(401)

Total comprehensive loss							(938)
Purchase of treasury stock						(723)	(723)
Unearned compensation restricted stock awards		(550)				550	0
Stock compensation tax benefits		17					17
Amortization of restricted stock awards		205					205
Dividends paid			(1,834)				(1,834)
Earned employee stock ownership plan shares		99			98		197

Balance, June 30, 2008	$91	57,820	108,572	766	(3,867)	(68,330)	95,052

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,
(Dollars in thousands)	2008	2007

Cash flows from operating activities:
Net income (loss)	$(537)	5,718
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Provision for loan losses	2,690	1,483
Depreciation	872	959
Amortization of discounts, net	(477)	(1,510)
Amortization of deferred loan fees	(421)	(478)
Amortization of core deposit intangible	0	57
Amortization of mortgage servicing rights	314	371
Capitalized mortgage servicing rights	(1)	(10)
Loss (gain) on sales of real estate	(225)	133
Gains on sales of loans	(384)	(985)
Proceeds from sale of real estate	3,916	1,557
Proceeds from sale of loans held for sale	34,513	34,883
Disbursements on loans held for sale	(32,497)	(26,616)
Amortization of restricted stock awards	205	165
Amortization of unearned ESOP shares	98	97
Earned employee stock ownership shares priced above original cost	99	189
Stock option compensation	17	22
Decrease (increase) in accrued interest receivable	694	(2,051)
Increase (decrease) in accrued interest payable	(2,908)	3,230
Goodwill impairment charge	3,801	0
Decrease (increase) in other assets	(291)	437
Decrease in accrued expenses and other liabilities	(4,588)	(1,447)
Other, net	30	115

Net cash provided by operating activities	4,920	16,319

Cash flows from investing activities:
Principal received on securities available for sale	1,741	967
Proceeds from maturities of securities available for sale	60,000	75,000
Purchases of securities available for sale	0	(153,376)
Purchase of Federal Home Loan Bank Stock	(4,539)	(999)
Redemption of Federal Home Loan Bank Stock	3,277	2,543
Net increase in loans receivable	(40,752)	(90,743)
Purchases of premises and equipment	(1,453)	(562)

Net cash provided (used) by investing activities	18,274	(167,170)

Cash flows from financing activities:
Increase (decrease) in deposits	(55,380)	199,815
Purchase of treasury stock	(723)	(2,194)
Stock options exercised	0	139
Excess tax benefits from options exercised	0	99
Dividends to stockholders	(1,834)	(1,886)
Proceeds from borrowings	234,701	113,100
Repayment of borrowings	(209,300)	(166,500)
Increase in customer escrows	99	94

Net cash provided (used) by financing activities	(32,437)	142,667

Decrease in cash and cash equivalents	(9,243)	(8,184)
Cash and cash equivalents, beginning of period	23,718	43,776

Cash and cash equivalents, end of period	$14,475	35,592

Supplemental cash flow disclosures:
Cash paid for interest	$20,093	15,038
Cash paid for income taxes	4,059	5,206
Supplemental noncash flow disclosures:
Transfer of loans to real estate	5,760	4,438
Loans transferred to loans held for sale	2,097	10,309
See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
June 30, 2008 and 2007
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
(2) Basis of Preparation
The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statement of stockholders’ equity and comprehensive income and consolidated statements of cash flows in conformity with U.S. generally accepted accounting principles. However, all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The consolidated statement of income for the six-month period ended June 30, 2008 is not necessarily indicative of the results which may be expected for the entire year.
Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform with the current period presentation.
(3) New Accounting Standards
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51. This Statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity and is reported as equity in the consolidated financial statements. This Statement applies to all for-profit entities that prepare consolidated financial statements, but affects only those entities that have an outstanding noncontrolling interest in subsidiaries or that deconsolidate a subsidiary. Since the Company has no noncontrolling interests in subsidiaries, the impact of adopting SFAS No. 160 on January 1, 2009 is not anticipated to have a material impact on the Company’s consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. This Statement replaces SFAS No. 141, Business Combinations and retains the fundamental requirements in SFAS No. 141 that the purchase method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. This Statement establishes principles and requirements for how the acquirer recognizes and measures the assets acquired (including goodwill), the liabilities assumed, and any controlling interest in the acquiree. It also determines what information is to be disclosed to enable users of the financial statement to evaluate the nature and financial effect of the business combination. The impact of adopting SFAS No. 141 (revised 2007) on January 1, 2009 is not anticipated to have a material impact on the Company’s consolidated financial statements.
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
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statement of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles and is not anticipated to have any impact on the Company’s consolidated financial statements.
(4) Derivative Instruments and Hedging Activities
The Company has commitments outstanding to extend credit to future borrowers that had not closed prior to the end of the quarter. The Company intends to sell these commitments, which are referred to as its mortgage pipeline. As commitments to originate loans enter the mortgage pipeline, the Company generally enters into commitments to sell the mortgage pipeline into the secondary market on a firm commitment or best efforts basis. The commitments to originate, purchase or sell loans on a firm commitment basis are derivatives. As a result of marking to market the mortgage pipeline and the related firm commitments to sell for the period ended June 30, 2008, the Company recorded a decrease in other liabilities of $17,000, an increase in other assets of $3,000 and a gain included in the gain on sales of loans of $20,000.
The current commitments to sell loans held for sale are derivatives that do not qualify for hedge accounting. As a result, these derivatives are marked to market and the related loans held for sale are recorded at the lower of cost or market. The Company recorded a decrease in loans held for sale of $7,000 and an increase in other assets of $7,000 due to the mark to market adjustment on the commitments to sell loans held for sale.
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
Level 2 — Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which significant assumptions are observable in the market.
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
The following table summarizes the assets of the Company for which fair values are determined on a recurring basis as of June 30, 2008.

	Carrying value at June 30, 2008
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale	$123,826	13,253	110,573	0
Mortgage loan commitments	3	0	3	0

Total	$123,829	13,253	110,576	0

The Company may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from the application of the lower-of-cost-or market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis in the second quarter of 2008 that were still held at June 30, 2008, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at June 30, 2008.

	Carrying value at June 30, 2008
					Three months ended
					June 30, 2008
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Total losses
Loans held for sale	$3,699	0	3,699	0	(7)
Mortgage servicing rights	957	0	957	0	0
Loans (1)	44,230	0	44,230	0	(2,731)
Real estate, net (2)	4,272	0	4,272	0	(21)

Total	$53,158	0	53,158	0	(2,759)

(1)	Represents carrying value and related specific reserves on loans for which adjustments are based on the appraised value of the collateral. The carrying value of loans fully charged-off is zero.

(2)	Represents the fair value and related losses of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.
(6) Comprehensive Income (Loss)
Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events from nonowner sources. Comprehensive income (loss) is the total of net income (loss) and other comprehensive income (loss), which for the Company is comprised of unrealized gains and losses on securities available for sale. The components of other comprehensive income (loss) and the related tax effects were as follows:

	For the three months ended June 30,
	2008			2007
(Dollars in thousands)	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Securities available for sale:
Net unrealized losses arising during the period	$(2,706)	(1,105)	(1,601)	(1,242)	(492)	(750)

Other comprehensive loss	$(2,706)	(1,105)	(1,601)	(1,242)	(492)	(750)

	For the six months ended June 30,
	2008			2007
(Dollars in thousands)	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Securities available for sale:
Net unrealized losses arising during the period	$(677)	(276)	(401)	(869)	(344)	(525)

Other comprehensive loss	$(677)	(276)	(401)	(869)	(344)	(525)

(7) Securities Available For Sale
The following table shows the gross unrealized losses and fair value for the securities available for sale portfolio, aggregated by investment category and length of time that individual securities have been in a continuous loss position at June 30, 2008.

	Less than twelve months			Twelve months or more			Total
	# of	Fair	Unrealized	# of	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Investments	Value	Losses	Investments	Value	Losses	Value	Losses
Mortgage backed securities:
FHLMC	0	$0	0	1	$2,450	(406)	$2,450	(406)
FNMA	0	0	0	3	2,628	(166)	2,628	(166)
Other marketable securities:
Other debt	1	350	(350)	0	0	0	350	(350)

Total temporarily impaired securities	1	$350	(350)	4	$5,078	(572)	$5,428	(922)

These fixed rate investments are temporarily impaired due to changes in interest rates. The Company has the ability and intent to hold these investments to maturity or until the temporary loss is recovered.
(8) Investment in Mortgage Servicing Rights
A summary of mortgage servicing activity is as follows:

	Six Months ended	Twelve Months ended	Six Months ended
(Dollars in thousands)	June 30, 2008	December 31, 2007	June 30, 2007
Mortgage servicing rights:

Balance, beginning of period	$1,270	1,958	1,958

Originations	1	18	10

Amortization	(314)	(706)	(371)

Balance, end of period	$957	1,270	1,597

Fair value of mortgage servicing rights	$2,915	3,261	3,810

All of the loans being serviced were single family loans serviced for the Federal National Mortgage Association (FNMA) under the mortgage-backed security program or the individual loan sale program. The following is a summary of the risk characteristics of the loans being serviced at June 30, 2008.

		Weighted	Weighted
	Loan Principal	Average	Average	Number of
(Dollars in thousands)	Balance	Interest Rate	Remaining Term	Loans
Original term 30 year fixed rate	$203,211	5.87%	288	1,897

Original term 15 year fixed rate	108,427	5.17%	110	1,745

Adjustable rate	2,586	5.80%	298	22
(9) Intangible Assets
The gross carrying amount of intangible assets and the associated accumulated amortization at June 30, 2008 is presented in the table below. Amortization expense for intangible assets was $314,000 and $428,000 for the six month periods ended June 30, 2008 and 2007, respectively.

	Gross		Unamortized
	Carrying	Accumulated	Intangible
(Dollars in thousands)	Amount	Amortization	Assets
Amortized intangible assets:
Mortgage servicing rights	$3,853	(2,896)	957

Total	$3,853	(2,896)	957

The following table indicates the estimated future amortization expense for the next five years for amortized intangible assets:

Mortgage
Servicing
(Dollars in thousands)	Rights

Year ended December 31,
2008	$244
2009	368
2010	201
2011	97
2012	38
Projections of amortization are based on existing asset balances and the existing interest rate environment as of June 30, 2008. The Company’s actual experiences may be significantly different depending upon changes in mortgage interest rates and other market conditions.
(10) Earnings (loss) per Share
The following table reconciles the weighted average shares outstanding and the income (loss) available to common shareholders used for basic and diluted earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2008	2007	2008	2007
Weighted average number of common shares outstanding used in basic earnings per common share calculation	3,647	3,752	3,649	3,764
Net dilutive effect of:
Options	0	161	0	165
Restricted stock awards	0	21	0	20

Weighted average number of shares outstanding adjusted for effect of dilutive securities	3,647	3,934	3,649	3,949

Income (loss) available to common shareholders	$(2,025)	2,450	(537)	5,718
Basic earnings (loss) per common share	$(0.56)	0.65	(0.15)	1.52
Diluted earnings (loss) per common share	$(0.56)	0.62	(0.15)	1.45
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
Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Tier I or core capital, and risk-based capital (as defined in the regulations) to total assets (as defined in the regulations). Management believes, as of June 30, 2008, that the Bank meets all capital adequacy requirements to which it is subject.
Management believes that based upon the Bank’s capital calculations at June 30, 2008 and other conditions consistent with the Prompt Corrective Actions Provisions of the OTS regulations, the Bank would be categorized as well capitalized.
On June 30, 2008, the Bank’s tangible assets and adjusted total assets were $1.1 billion and its risk-weighted assets were $867 million. The following table presents the Bank’s capital amounts and ratios at June 30, 2008 for actual capital, required capital and excess capital, including ratios in order to qualify as being well capitalized under the Prompt Corrective Actions regulations.

			Required to be				To Be Well Capitalized
			Adequately				Under Prompt Corrective
	Actual		Capitalized		Excess Capital		Actions Provisions
		Percent of		Percent of		Percent of		Percent of
(Dollars in thousands)	Amount	Assets(1)	Amount	Assets(1)	Amount	Assets(1)	Amount	Assets(1)
Bank stockholder’s equity	$92,569

Less:
Net unrealized gains on certain securities available for sale	(971)

Tier I or core capital	91,598

Tier I capital to adjusted total assets		8.52%	$42,982	4.00%	$48,616	4.52%	$53,728	5.00%

Tier I capital to risk-weighted assets		10.56%	$34,686	4.00%	$56,912	6.56%	$52,029	6.00%

Plus:
Allowable allowance for loan losses	8,674

Risk-based capital	$100,272		$69,372		$30,900		$86,715

Risk-based capital to risk-weighted assets		11.56%		8.00%		3.56%		10.00%

(1)	Based upon the Bank’s adjusted total assets for the purpose of the tangible and core capital ratios and risk-weighted assets for the purpose of the risk-based capital ratio.
(12) Commitments and Contingencies
The Bank issued standby letters of credit which guarantee the performance of customers to third parties. The standby letters of credit outstanding at June 30, 2008 were approximately $7.0 million, expire over the next two years and are collateralized primarily with commercial real estate mortgages. Since the conditions under which the Bank is required to fund the standby letters of credit may not materialize, the cash requirements are expected to be less than the total outstanding commitments.
In February 2007, the Minnesota Department of Revenue (MDR) assessed a deficiency of $2.2 million against the Company’s 2002 through 2004 Minnesota state tax payments.  The deficiency relates to the tax treatment of the inter-company dividends paid to the Bank by a former subsidiary of the Company.  The Company filed a Notice of Appeal in the Minnesota Tax Court challenging that assessment and a hearing has been scheduled for the fourth quarter of 2008.
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

	Home Federal
(Dollars in thousands)	Savings Bank	Other	Eliminations	Consolidated Total
At or for the six months ended June 30, 2008:
Interest income — external customers	$34,030	14	0	34,044
Non-interest income — external customers	3,273	0	0	3,273
Earnings (loss) on limited partnerships	1	0	0	1
Intersegment interest income	0	51	(51)	0
Intersegment non-interest income	87	(367)	280	0
Interest expense	17,236	0	(51)	17,185
Amortization of mortgage servicing rights, net	314	0	0	314
Other non-interest expense	15,468	357	(87)	15,738
Goodwill impairment charge	3,801	0	0	3,801
Income tax expense (benefit)	2,047	(119)	0	1,928
Net loss	(364)	(540)	367	(537)
Total assets	1,075,128	95,950	(94,915)	1,076,163
At or for the six months ended June 30, 2007:
Interest income — external customers	$37,869	38	0	37,907
Non-interest income external customers	3,360	0	0	3,360
Intersegment interest income	0	58	(58)	0
Intersegment non-interest income	87	5,866	(5,953)	0
Interest expense	18,326	0	(58)	18,268
Amortization of mortgage servicing rights, net	371	0	0	371
Other non-interest expense	11,456	359	(87)	11,728
Income tax expense (benefit)	3,810	(111)	0	3,699
Net income	5,869	5,715	(5,866)	5,718
Goodwill	3,801	0	0	3,801
Total assets	1,124,354	95,369	(92,297)	1,127,426

At or for the quarter ended June 30, 2008:
Interest income — external customers	$16,243	10	0	16,253
Non-interest income — external customers	1,760	0	0	1,760
Earnings (loss) on limited partnerships	(4)	0	0	(4)
Intersegment interest income	0	8	(8)	0
Intersegment non-interest income	43	(1,928)	1,885	0
Interest expense	8,086	0	(8)	8,078
Amortization of mortgage servicing rights, net	154	0	0	154
Other non-interest expense	9,509	180	(43)	9,646
Goodwill impairment charge	3,801	0	0	3,801
Income tax expense (benefit)	1,090	(64)	0	1,026
Net loss	(1,927)	(2,026)	1,928	(2,025)
Total assets	1,075,128	95,950	(94,915)	1,076,163
At or for the quarter ended June 30, 2007:
Interest income — external customers	$19,611	17	0	19,628
Non-interest income — external customers	1,296	0	0	1,296
Earnings (loss) on limited partnerships	(4)	0	0	(4)
Intersegment interest income	0	17	(17)	0
Intersegment non-interest income	43	2,541	(2,584)	0
Interest expense	9,790	0	(17)	9,773
Amortization of mortgage servicing rights, net	189	0	0	189
Other non-interest expense	5,815	189	(44)	5,960
Income tax expense (benefit)	1,581	(61)	0	1,520
Net income	2,542	2,448	(2,540)	2,450
Goodwill	3,801	0	0	3,801
Total assets	1,124,354	95,369	(92,297)	1,127,426

Item 2:
HMN FINANCIAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking Information
This quarterly Report and other reports filed by the Company with the Securities and Exchange Commission may contain “forward-looking” statements that deal with future results, plans or performance. In addition, the Company’s management may make such statements orally to the media, or to securities analysts, investors or others. Forward-looking statements deal with matters that do not relate strictly to historical facts. Words such as “anticipate”, “believe”, “expect”, “intend”, “would”, “could”, “estimate”, “project” and similar expressions, as they relate to us, are intended to identify such forward-looking statements. The Company’s future results may differ materially from historical performance and forward-looking statements about the Company’s expected financial results or other plans are subject to a number of risks and uncertainties. These include but are not limited to possible legislative changes and adverse economic, business and competitive developments such as shrinking interest margins; reduced collateral values; deposit outflows; reduced demand for financial services and loan products; changes in accounting policies and guidelines, or monetary and fiscal policies of the federal government or tax laws; changes in credit or other risks posed by the Company’s loan and investment portfolios; changes in loan repayment and prepayment patterns; changes in loan terms and conditions; technological, computer-related or operational difficulties; adverse changes in securities markets; results of litigation or other significant uncertainties. For additional discussion of the risks and uncertainties applicable to the Company, see the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
General
The earnings of the Company are primarily dependent on the Bank’s net interest income, which is the difference between interest earned on loans and investments, and the interest paid on interest-bearing liabilities such as deposits and Federal Home Loan Bank (FHLB) advances. The difference between the average rate of interest earned on assets and the average rate paid on liabilities is the “interest rate spread”. Net interest income is produced when interest-earning assets equal or exceed interest-bearing liabilities and there is a positive interest rate spread. Net interest income and net interest rate spread are affected by changes in interest rates, the volume and mix of interest-earning assets and interest-bearing liabilities and the level of non-performing assets. The Company’s net income is also affected by the generation of non-interest income, which consists primarily of gains or losses from the sale of securities, gains from the sale of loans, fees for servicing mortgage loans, and the generation of fees and service charges on deposit accounts. The Bank incurs expenses in addition to interest expense in the form of salaries and benefits, occupancy expenses, provisions for loan losses and amortization and valuation adjustments on mortgage servicing assets. The increased emphasis on commercial real estate loans over the past several years has increased the credit risk inherent in the loan portfolio and the provision for loan losses has increased due to commercial loan charge offs and risk rating downgrades as a result of a decrease in the demand for housing and building lots.
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

Allowance for Loan Losses and Related Provision
The allowance for loan losses is based on periodic analysis of the loan portfolio. In this analysis, management considers factors including, but not limited to, specific occurrences of loan impairment, changes in the size of the portfolios, national and regional economic conditions such as unemployment data, loan portfolio composition, loan delinquencies, local construction permits, development plans, local economic growth rates, historical experience and observations made by the Company’s ongoing internal audit and regulatory exam processes. Loans are charged off to the extent they are deemed to be uncollectible. The Company has established separate components of its overall methodology to determine the adequacy of the loan loss allowance for its homogeneous single-family and consumer loan portfolios and its non-homogeneous loan portfolios. The determination of the allowance for the non-homogeneous commercial, commercial real estate, and multi-family loan portfolios involves assigning standardized risk ratings and loss factors that are periodically reviewed. The loss factors are estimated using a combination of the Company’s own loss experience and external industry data and are generally assigned to all loans that are on performing status. The Company also performs an individual analysis of impairment on each non-performing loan that is based on the expected cash flows or the value of the assets collateralizing the loans. The determination of the allowance on the homogeneous single-family and consumer loan portfolios is calculated on a pooled basis with individual determination of the allowance of all non-performing loans.
The adequacy of the allowance for loan losses is dependent upon management’s estimates of variables affecting valuation, appraisals of collateral, evaluations of performance and status, and the amounts and timing of future cash flows expected to be received on impaired loans. Such estimates, appraisals, evaluations and cash flows may be subject to frequent adjustments due to changing economic prospects of borrowers or properties. The estimates are reviewed periodically and adjustments, if any, are recorded in the provision for loan losses in the periods in which the adjustments become known. The allowance is allocated to individual loan categories based upon the relative risk characteristics of the loan portfolios and the actual loss experience. The Company increases its allowance for loan losses by charging the provision for loan losses against income. The methodology for establishing the allowance for loan losses takes into consideration probable losses that have been identified in connection with specific loans as well as probable losses in the loan portfolio for which specific reserves are not required. Although management believes that based on current conditions the allowance for loan losses is maintained at an adequate amount to provide for probable loan losses inherent in the portfolio as of the balance sheet dates, future conditions may differ substantially from those anticipated in determining the allowance for loan losses and adjustments may be required in the future.
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
Net Income (Loss)
Net loss for the second quarter of 2008 was $2.0 million, down $4.5 million, or 182.7%, from net income of $2.5 million for the second quarter of 2007. Basic loss per common share for the second quarter of 2008 was ($0.56), down $1.21, or 186.2%, from basic earnings per share of $0.65 for the second quarter of 2007. Diluted loss per common share for the second quarter of 2008 was ($0.56), down $1.18, or 190.3%, from diluted earnings per share of $0.62 for the second quarter of 2007. The decrease is primarily the result of a $3.8 million non-cash goodwill impairment charge that was recorded during the quarter. Net income was also adversely affected by a $1.7 million decrease in net interest income in the second quarter of 2008 when compared to the same period of 2007. The goodwill impairment charge, which was required by generally accepted accounting principles as a result of the Company’s stock trading at a discount to book value, has no impact on the Company’s liquidity, cash flows or regulatory capital.
Net loss was $537,000 for the six month period ended June 30, 2008, a decrease of $6.3 million, or 109.4%, from $5.7 million in net income for the six month period ended June 30, 2007. Basic loss per common share for the six month period of 2008 was ($0.15), down $1.67, or 109.9%, from basic earnings per share of $1.52 for the same period of 2007. Diluted loss per share for the six month period in 2008 was ($0.15), down $1.60, or 110.3%, from $1.45 of diluted earnings per share for the same period in 2007. The decrease in net income for the six month period is primarily the result of a $3.8 million non-cash goodwill impairment charge that was recorded in the second quarter of 2008. Net income was also adversely affected by a $2.8 million decrease in net interest income in the first six months of 2008 when compared to the same period of 2007.
Net Interest Income
Net interest income was $8.2 million for the second quarter of 2008, a decrease of $1.7 million, or 17.0%, compared to $9.9 million for the second quarter of 2007. Interest income was $16.3 million for the second quarter of 2008, a decrease of $3.3 million, or 17.2%, from $19.6 million for the same period in 2007. Interest income decreased primarily because of a decrease in the average yields earned on loans and investments. Interest yields decreased primarily because of the 325 basis point decrease in the prime interest rate between the periods. Decreases in the prime rate, which is the rate that banks charge their prime business customers, generally decrease the rates on adjustable rate consumer and commercial loans in the portfolio and on new loans originated. Adjustable rate loans accounted for 65% of the Company’s total loan portfolio at June 30, 2008. The average yield earned on interest-earning assets was 6.26% for the second quarter of 2008, a decrease of 121 basis points from the 7.47% average yield for the second quarter of 2007.
Interest expense was $8.1 million for the second quarter of 2008, a decrease of $1.7 million, or 17.3%, compared to $9.8 million for the second quarter of 2007. Interest expense decreased primarily because of the lower interest rates paid on money market accounts and certificates of deposits. The decreased rates were the result of the 325 basis point decrease in the federal funds rate that occurred between the periods. Decreases in the federal funds rate, which is the rate that banks charge other banks for short term loans, generally have a lagging effect and decrease the rates banks pay for deposits. The lagging effect of deposit rate changes is because many of the Bank’s deposits are in the form of certificates of deposit which do not re-price immediately when the federal funds rate changes. The decrease in deposit rates was also impacted by escrowed money market account balances that were replaced with higher cost brokered deposits. The average interest rate paid on interest-bearing liabilities was 3.33% for the second quarter of 2008, a decrease of 61 basis points from the 3.94% average interest rate paid in the second quarter of 2007.
Net interest margin (net interest income divided by average interest earning assets) for the second quarter of 2008 was 3.15%, a decrease of 60 basis points, compared to 3.75% for the second quarter of 2007.
Net interest income was $16.9 million for the first six months of 2008, a decrease of $2.7 million, or 14.2%, from $19.6 million for the same period in 2007. Interest income was $34.0 million for the six month period ended June 30, 2008, a decrease of $3.9 million, or 10.2%, from $37.9 million for the same six month period in 2007. Interest income decreased primarily because of the 325 basis point decrease in the prime interest rate between the periods. The average yield earned on interest-earning assets was 6.49% for the first six months of 2008, a decrease of 99 basis points from the 7.48% average yield for the first six months of 2007.
Interest expense was $17.2 million for the first six months of 2008, a decrease of $1.1 million, or 5.9%, compared to $18.3 million for the first six months of 2007. Interest expense decreased primarily because of the lower interest rates paid on money market accounts and certificates of deposits. The decreased rates were the result of the 325 basis point decrease in the federal funds rate that occurred between the periods. The average interest rate paid on interest-bearing liabilities was 3.52 % for the first six months of 2008, a decrease of 30 basis points from the 3.82% average interest rate paid in the first six months of 2007.
Net interest margin (net interest income divided by average interest earning assets) for the first six months of 2008 was 3.21%, a decrease of 67 basis points, compared to 3.88% for the first six months of 2007.
A summary of the Company’s net interest margin for the six month period ended June 30, 2008 and June 30, 2007 is as follows:

	For the six month period ending
	June 30, 2008			June 30, 2007
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate

Interest-earning assets:
Securities available for sale	$153,123	3,853	5.06%	$180,616	4,595	5.13%
Loans held for sale	2,484	73	5.88	2,316	71	6.21
Mortgage loans, net	161,743	5,019	6.22	139,721	4,309	6.22
Commercial loans, net	632,565	21,875	6.95	578,852	24,304	8.47
Consumer loans, net	83,324	2,973	7.17	84,933	3,690	8.76
Cash equivalents	15,172	118	1.57	27,867	722	5.23
Federal Home Loan Bank stock	6,462	133	4.14	7,541	216	5.78

Total interest-earning assets	1,054,873	34,044	6.49	1,021,846	37,907	7.48

Interest-bearing liabilities:
Noninterest checking	53,603	0	0.00	55,079	0	0.00
NOW accounts	124,305	988	1.59	110,918	1,723	3.13
Savings accounts	41,287	239	1.16	40,750	273	1.35
Money market accounts	142,134	1,800	2.54	223,058	4,226	3.82
Certificates	245,068	5,177	4.25	235,205	5,092	4.37
Brokered deposits	269,270	6,505	4.86	162,837	3,909	4.84
Federal Home Loan Bank advances	106,364	2,476	4.68	135,679	3,045	4.53
Other	1,103	0	0.00	959	0	0.00

Total interest-bearing liabilities	983,134	17,185	3.52	964,485	18,268	3.82
Net interest income		$16,859			$19,639

Net interest rate spread			2.98%			3.66%

Net earning assets	$71,739			$57,361

Net interest margin			3.21%			3.88%

Average interest-earning assets to average interest-bearing liabilities		107.30%			105.95%

Provision for Loan Losses
The provision for loan losses is recorded to bring the allowance for loan losses to a level deemed appropriate by management based on factors disclosed in the critical accounting policies previously discussed. The provision for loan losses was $1.1 million for the second quarter of 2008, an increase of $102,000, or 9.9%, from $1.0 million for the second quarter of 2007. The provision for loan losses was $2.7 million for the first six months of 2008, an increase of $1.2 million, or 81.4%, from the $1.5 million for the same six month period in 2007. The provision for loan losses increased primarily because of an increase in the allowance required for risk rated commercial real estate loans in the first six months of 2008 when compared to the same period of 2007. The increase was due primarily to decreases in the estimated value of the real estate collateral supporting the $24.8 million in residential development loans classified as non-performing at June 30, 2008.
A rollforward of the Company’s allowance for loan losses for the six month periods ended June 30, 2008 and June 30, 2007 is summarized as follows:

(Dollars in thousands)	2008	2007
Balance at January 1,	$12,438	$9,873
Provision	2,690	1,483
Charge offs:
Commercial	(24)	(17)
Commercial real estate	(75)	(70)
Mortgage	(60)	0
Consumer	(69)	(632)
Recoveries	24	88

Balance at June 30,	$14,924	$10,725

The decrease in consumer loan charge offs was primarily the result of a $508,000 charge off on a home equity loan in the first quarter of 2007.
Non-Interest Income
Non-interest income was $1.8 million for the second quarter of 2008, an increase of $464,000, or 35.9%, from $1.3 million for the same period in 2007. Other non-interest income increased $233,000 primarily because of increased gains recognized on the sale of repossessed and foreclosed assets. Fees and services charges increased $217,000 between the periods primarily because of increased overdraft and debit card fees. Gain on sales of loans increased $39,000 between the periods due primarily to a $31,000 increase in the gains recognized on the sale of government guaranteed commercial loans between the periods. Loan servicing fees decreased $25,000 between the periods because there were fewer mortgage loans being serviced.
Non-interest income was $3.3 million for the first six months of 2008, a decrease of $86,000, or 2.6%, from $3.4 million for the same period in 2007. Gain on sales of loans decreased $601,000 between the periods primarily because of the $706,000 decrease in the gain recognized on the sale of government guaranteed commercial loans between the periods that was partially offset by an $105,000 increase in the gain recognized on the sale of single family loans. Mortgage servicing fees decreased $54,000 because fewer loans were being serviced. Fees and service charges increased $314,000 between the periods primarily because of increased overdraft and debit card fees. Other non-interest income increased $255,000 primarily because of increased gains recognized on the sale of repossessed and foreclosed assets.
Non-Interest Expense
Non-interest expense was $9.8 million for the second quarter of 2008, an increase of $3.7 million, or 59.4%, from $6.1 million for the same period of 2007. A goodwill impairment charge of $3.8 million was recorded in the second quarter of 2008 as goodwill related to a 1997 acquisition was deemed to be impaired and fully written off due to the trading of the Company’s common stock at a discount to book value. Other non-interest expense increased $150,000 primarily because of increased Federal Deposit Insurance Corporation (FDIC) insurance costs and legal fees primarily related to an ongoing state tax assessment challenge. Data processing costs increased $15,000 due to increases in the internet and other banking services provided by the Bank’s third party processor between the periods. Compensation expense decreased $226,000 between the periods primarily because of decreased employee incentive accruals and pension costs. Advertising expense decreased $103,000 between the periods primarily due to a decrease in event sponsorships and less general advertising. Mortgage servicing rights amortization decreased $35,000 between the periods because there were fewer mortgage loans being serviced.
Non-interest expense was $16.1 million for the first six months of 2008, an increase of $4.0 million, or 32.7%, from $12.1 million for the same period of 2007. A goodwill impairment charge of $3.8 million was recorded in the second quarter of 2008 as goodwill related to a 1997 acquisition was deemed to be impaired and fully written off due to the trading of the Company’s common stock at a discount to book value. Other non-interest expense increased $362,000 primarily because of increased FDIC insurance costs and legal fees primarily related to an ongoing state tax assessment challenge. Occupancy expense increased $97,000 due primarily to increased real estate taxes and costs associated with the Eagan branch that was opened in the third quarter of 2007. Data processing costs increased $62,000 due to increases in the internet and other banking services provided by the Bank’s third party processor between the periods. Compensation expense decreased $227,000 between the periods primarily because of decreased employee incentive accruals and pension costs. Advertising expense decreased $85,000 between the periods primarily due to a decrease in event sponsorships and less general advertising. Mortgage servicing rights amortization decreased $57,000 between the periods because there were fewer mortgage loans being serviced.
Income Tax Expense
Income tax expense was $1.0 million for the second quarter of 2008, a decrease of $494,000, or 32.5%, compared to $1.5 million for the second quarter of 2007. Income tax expense was $1.9 million for the first six months of 2008, a decrease of $1.8 million, or 47.9%, compared to $3.7 million for the same period in 2007. Income tax expense decreased between the periods due to a decrease in taxable income and an effective tax rate that decreased from 39.3% for the first six months of 2007 to 37.1% for the first six months of 2008 without giving effect to the goodwill impairment charge. The goodwill impairment charge recorded in the second quarter of 2008 is not tax deductible and therefore no tax benefit was realized related to the impairment charge. The decrease in the effective tax rate was primarily the result of decreased pre-tax income and a higher percentage of tax exempt income.

Non-Performing Assets
The following table sets forth the amounts and categories of non-performing assets in the Bank’s portfolio and loan delinquency data at June 30, 2008, March 31, 2008 and December 31, 2007.

	June 30,	March 31,	December 31,
(Dollars in thousands)	2008	2008	2007

Non-Accruing Loans:
One-to-four family real estate	$1,046	$802	$1,196

Commercial real estate	39,221	17,983	15,641
Consumer	1,439	1,380	1,094
Commercial business	2,500	3,830	1,723

Total	44,206	23,995	19,654

Other assets	25	34	34
Foreclosed and Repossessed Assets:
One-to-four family real estate	2,731	2,852	901
Consumer	19	19	33
Commercial real estate	1,541	1,332	1,313

Total non-performing assets	$48,522	$28,232	$21,935

Total as a percentage of total assets	4.50%	2.56%	1.96%

Total non-performing loans	$44,206	$23,995	$19,654

Total as a percentage of total loans receivable, net	4.94%	2.73%	2.27%

Allowance for loan loss to non-performing loans	33.76%	57.98%	63.28%

Delinquency Data:
Delinquencies (1)
30+ days	$2,491	$8,203	$6,416
90+ days	0	55	0
Delinquencies as a percentage of loan and lease portfolio (1)
30+ days	0.27%	0.92%	0.73%
90+ days	0.00%	0.01%	0.00%

(1)	Excludes non-accrual loans.
Total non-performing assets were $48.5 million at June 30, 2008, an increase of $26.6 million, from $21.9 million at December 31, 2007. Non-performing loans increased $24.6 million and foreclosed and repossessed assets increased $2.0 million during the period. The non-performing loan activity for the first six months of 2008 was as follows: classified $30.4 million in loans as non-accruing, received $1.5 million in principal payments on non-accruing loans, reclassified $2.7 million in loans as accruing, transferred $1.3 million to real estate owned, and charged off $325,000. The increase in non-performing loans was primarily related to three residential development loans totaling $13.7 million, a loan on a commercial manufacturing facility for $5.0 million, and a loan on a hotel property for $5.0 million that were classified as non-accruing during the first six months of 2008 due to lack of performance. The estimated values of the underlying collateral supporting non-performing loans were determined based on appraisals or estimated cash flows and specific reserves have been established, where required.
Dividends
On July 22, 2008, the Company declared a cash dividend of $0.25 per share, payable on September 8, 2008 to shareholders of record on August 25, 2008.
The Company has declared and paid dividends during 2008 as follows:

Record date	Pay date	Dividend per share	Dividend Payout Ratio
February 15, 2008	March 7, 2008	$0.25	34.25%
May 16, 2008	June 6, 2008	$0.25	64.10%

The annualized dividend payout ratio for the past four quarters, ending with the September 8, 2008 payment will be 78.74%.
The declaration of dividends is subject to, among other things, the Company’s financial condition and results of operations, the Bank’s compliance with its regulatory capital requirements including risk based capital requirements, tax considerations, industry standards, economic conditions, regulatory restrictions, general business practices and other factors.
Liquidity
For the six months ended June 30, 2008, the net cash provided by operating activities was $4.9 million. The Company collected $60.0 million from the maturities of securities, $3.3 million from the redemption of Federal Home Loan Bank stock, and $1.7 million from principal repayments on securities. It purchased Federal Home Loan Bank stock of $4.5 million and premises and equipment of $1.5 million. Net loans receivable increased $40.8 million due primarily to increased commercial loan production. The Company had a net decrease in deposit balances of $55.4 million (primarily from scheduled escrow account disbursements), received $234.7 million in advance proceeds and $100,000 in customer escrows. The Company repaid $209.3 million on advances, paid $723,000 to purchase treasury stock, and paid $1.8 million in dividends to its shareholders.
The Company has certificates of deposits with outstanding balances of $390.1 million that come due over the next 12 months. Based upon past experience management anticipates that the majority of the deposits will renew for another term. The Company believes that deposits that do not renew will be replaced with deposits from other customers or brokers. FHLB advances or proceeds from the sale of securities could also be used to replace unanticipated outflows of deposits.
The Company has deposits of $64.2 million in checking and money market accounts with customers that have individual balances greater than $5 million. These funds may be withdrawn at any time and management anticipates that $13.8 million of these deposits will be withdrawn from the Bank over the next twelve months as they relate to escrow deposits that are scheduled for disbursement. These withdrawals will be funded primarily with FHLB advances. Management anticipates that the majority of the remaining large checking and money market deposits will remain on deposit with the Bank. If these deposits were to be withdrawn, they would be replaced with deposits from other customers or brokers. FHLB advances or proceeds from the sale of securities could also be used to replace unanticipated outflows of large checking and money market deposits.
The Company has $87.5 million of FHLB advances which mature beyond June 30, 2009 but have call features that can be exercised by the FHLB during the next 12 months. If the call features are exercised, the Company has the option of requesting any advance otherwise available to it pursuant to the Credit Policy of the FHLB.
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
The Company utilizes a model that uses the discounted cash flows from its interest-earning assets and its interest- bearing liabilities to calculate the current market value of those assets and liabilities. The model also calculates the changes in market value of the interest-earning assets and interest-bearing liabilities due to different interest rate changes. The Company believes that over the next twelve months interest rates could fluctuate in a range of 100 basis points down or 200 basis points up from where the rates were at June 30, 2008. The following table discloses the projected changes in market value to the Company’s interest-earning assets and interest-bearing liabilities based upon incremental 100 basis point changes in interest rates from interest rates in effect on June 30, 2008.

	Basis point change in interest rates
(Dollars in thousands)	-100	0	+100	+200
Total market risk sensitive assets	$1,069,313	1,052,224	1,033,969	1,013,506
Total market risk sensitive liabilities	969,700	958,279	947,261	936,240
Off-balance sheet financial instruments	(121)	0	151	290

Net market risk	$99,734	93,945	86,557	76,976

Percentage change from current market value	6.16%	0.00%	(7.86)%	(18.06)%

The preceding table was prepared utilizing the following assumptions (the Model Assumptions) regarding prepayment and decay ratios that were determined by management based upon their review of historical prepayment speeds and future prepayment projections. Fixed rate loans were assumed to prepay at annual rates from 7% to 77%, depending on the note rate and the period to maturity. Adjustable rate mortgages (ARMs) were assumed to prepay at annual rates of between 11% and 33%, depending on the note rate and the period to maturity. Growing Equity Mortgage loans were assumed to prepay at annual rates of between 6% and 50% depending on the note rate and the period to maturity. Mortgage-backed securities and Collateralized Mortgage Obligations (CMOs) were projected to have prepayments based upon the underlying collateral securing the instrument and the related cash flow priority of the CMO tranche owned. Certificate accounts were assumed not to be withdrawn until maturity. Passbook accounts were assumed to decay at an annual rate of 28% and money market accounts were assumed to decay at an annual rate of 30%. Non-interest checking accounts were assumed to decay at an annual rate of 33% and NOW accounts were assumed to decay at an annual rate of 29%. Commercial NOW accounts and MMDA accounts were assumed to decay at annual rates of 21% and 29%, respectively. FHLB advances were projected to be called at the first call date where the projected interest rate on similar remaining term advances exceeded the interest rate on the callable advance.
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
Asset/Liability Management
The Company’s management reviews the impact that changing interest rates will have on its net interest income projected for the twelve months following June 30, 2008 to determine if its current level of interest rate risk is acceptable. The following table projects the estimated annual impact on net interest income of immediate interest rate changes called rate shocks.

		Projected
	Rate Shock	Change in
	in Basis	Net Interest	Percentage
(Dollars in thousands)	Points	Income	Change
	+200	(143)	(0.46)%
	+100	(246)	(0.79)%
	0	0	0.00%
	-100	(246)	(0.79)%

The preceding table was prepared utilizing the Model Assumptions. Certain shortcomings are inherent in the method of analysis presented in the foregoing table. In the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the foregoing table. The ability of many borrowers to service their debt may decrease in the event of a substantial increase in interest rates and could impact net interest income. The decrease in net interest income in a rising rate environment is because at June 30, 2008 we had more deposits than loans scheduled to reprice in the next twelve months.
In an attempt to manage its exposure to changes in interest rates, management closely monitors interest rate risk. The Bank has an Asset/Liability Committee which meets frequently to discuss changes in the interest rate risk position and projected profitability. This Committee makes adjustments to the asset-liability position of the Bank, which are reviewed by the Board of Directors of the Bank. This Committee also reviews the Bank’s portfolio, formulates investment strategies and oversees the timing and implementation of transactions to assure attainment of the Board’s objectives in the most effective manner. In addition, each quarter the Board reviews the Bank’s asset/liability position, including simulations of the effect on the Bank’s capital of various interest rate scenarios.
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

HMN FINANCIAL, INC.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
               From time to time, the Bank and the Company are involved as plaintiff or defendant in various legal proceedings arising in the normal course of its business. While the ultimate outcome of these various legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal actions should not have a material effect on the Company’s consolidated financial condition or results of operations. However, if the Company were to lose its tax assessment challenge with the Minnesota Department of Revenue, it could have a material effect on the Company’s consolidated financial statements.
Item 1A. Risk Factors
          No changes from the risk factors previously disclosed in the Company’s December 31, 2007 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) and (b) Not applicable
(c) Information Regarding Share Repurchases

	(a) Total		(c) Total Number of	(d) Maximum Number
	Number of		Shares Purchased as Part	of Shares that May Yet
	Shares	(b) Average Price	of Publicly Announced	Be Purchased Under the Plans
Period	Purchased	Paid per Share	Plans or Programs	or Programs (1)
April 1 through April 30, 2008	0	N/A	0	106,000
May 1 through May 31, 2008	0	N/A	0	106,000
June 1 through June 30, 2008	0	N/A	0	106,000

Total	0	$ N/A	0

(1)	On July 22, 2008 the Board of Directors authorized the repurchase of up to 300,000 shares of the Company’s common stock. This program expires on January 26, 2010.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
The Annual Meeting of Stockholders of the Company was held on April 22, 2008 at 10:00 a.m.
The following is a record of the votes cast in the election of directors of the Company:
Terms expiring in 2011:

	For	Withhold
Allan DeBoer	2,659,501	263,415
Timothy Geisler	2,688,998	233,918
Karen Himle	2,706,496	216,420
Accordingly the individuals named above were duly elected directors of the Company for terms to expire as stated above.

The following directors have terms of office that expire at dates following the 2008 annual meeting held April 22, 2008 and continued in office:

Director	Term of Office Expires
Michael McNeil	2009
Duane Benson	2009
Mahlon Schneider	2009
Michael Fogarty	2010
Malcolm McDonald	2010
Susan Kolling	2010
The following is a record of the votes cast in respect of the proposal to ratify the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008.

	NUMBER	PERCENTAGE OF
	OF VOTES	VOTES ACTUALLY CAST
FOR	2,810,940	96.17%

AGAINST	61,539	2.11%

ABSTAIN	50,437	1.73%

BROKER NON-VOTE	0	0.00%
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

HMN FINANCIAL, INC. Registrant
Date: August 1, 2008	By:	/s/ Michael McNeil
Michael McNeil,
President and Chief Executive Officer (Principal Executive Officer) (Duly Authorized Representative)

Date: August 1, 2008	By:	/s/ Jon Eberle
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