Form 10-Q
period 2008-09-30
HMN FINANCIAL INC
filed 2008-11-03
CIK 921183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
Indicate the number of shares outstanding of each of the issuer’s common stock as of the latest practicable date.

Class	Outstanding at October 10, 2008

Common stock, $0.01 par value	4,167,630

HMN FINANCIAL, INC.

PART I — FINANCIAL STATEMENTS
Item 1: Financial Statements
HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30,	December 31,
(dollars in thousands, except per share data)	2008	2007

	(unaudited)
Assets
Cash and cash equivalents	$17,220	23,718
Securities available for sale:
Mortgage-backed and related securities (amortized cost $75,496 and $18,786)	74,595	18,468
Other marketable securities (amortized cost $110,439 and $165,430)	111,463	167,720

	186,058	186,188

Loans held for sale	4,222	3,261
Loans receivable, net	873,156	865,088
Accrued interest receivable	5,211	6,893
Real estate, net	8,798	2,214
Federal Home Loan Bank stock, at cost	7,461	6,198
Mortgage servicing rights, net	824	1,270
Premises and equipment, net	13,442	12,024
Goodwill	0	3,801
Prepaid expenses and other assets	7,033	1,680
Deferred tax assets, net	5,475	4,719

Total assets	$1,128,900	1,117,054

Liabilities and Stockholders’ Equity
Deposits	$888,848	888,118
Federal Home Loan Bank advances	141,500	112,500
Accrued interest payable	5,984	9,515
Customer escrows	1,098	866
Accrued expenses and other liabilities	4,894	7,927

Total liabilities	1,042,324	1,018,926

Commitments and contingencies
Stockholders’ equity:
Serial preferred stock: ($.01 per value)
authorized 500,000 shares; issued and outstanding none	0	0
Common stock ($.01 par value):
authorized 11,000,000; issued shares 9,128,662	91	91
Additional paid-in capital	57,962	58,049
Retained earnings, subject to certain restrictions	100,605	110,943
Accumulated other comprehensive income	73	1,167
Unearned employee stock ownership plan shares	(3,819)	(3,965)
Treasury stock, at cost 4,961,032 and 4,953,045 shares	(68,336)	(68,157)

Total stockholders’ equity	86,576	98,128

Total liabilities and stockholders’ equity	$1,128,900	1,117,054

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands except per share data)	2008	2007	2008	2007

Interest income:
Loans receivable	$14,634	17,258	44,573	49,632
Securities available for sale:
Mortgage-backed and related	360	212	797	495
Other marketable	1,224	2,498	4,641	6,810
Cash equivalents	78	250	196	972
Other	78	60	211	276

Total interest income	16,374	20,278	50,418	58,185

Interest expense:
Deposits	6,235	9,283	20,944	24,506
Federal Home Loan Bank advances	1,571	1,182	4,047	4,227

Total interest expense	7,806	10,465	24,991	28,733

Net interest income	8,568	9,813	25,427	29,452
Provision for loan losses	15,790	921	18,480	2,404

Net interest income (loss) after provision for loan losses	(7,222)	8,892	6,947	27,048

Non-interest income:
Fees and service charges	1,077	828	2,868	2,306
Mortgage servicing fees	240	254	722	789
Securities gains, net	479	0	479	0
Gain on sales of loans	58	205	442	1,189
Other	99	362	716	724

Total non-interest income	1,953	1,649	5,227	5,008

Non-interest expense:
Compensation and benefits	3,010	3,147	9,406	9,770
Occupancy	1,131	1,127	3,424	3,323
Advertising	95	123	311	424
Data processing	399	325	1,077	941
Amortization of mortgage servicing rights, net	142	169	456	540
Goodwill impairment charge	0	0	3,801	0
Other	1,784	1,062	4,139	3,054

Total non-interest expense	6,561	5,953	22,614	18,052

Income (loss) before income tax expense (benefit)	(11,830)	4,588	(10,440)	14,004
Income tax expense (benefit)	(4,779)	1,806	(2,851)	5,505

Net income (loss)	$(7,051)	2,782	(7,589)	8,499

Basic earnings (loss) per share	$(1.93)	0.74	(2.08)	2.26

Diluted earnings (loss) per share	$(1.93)	0.71	(2.08)	2.16

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity and Comprehensive Income
For the Nine-Month Period Ended September 30, 2008
(unaudited)

					Unearned
					Employee
				Accumulated	Stock
		Additional		Other	Ownership		Stock-
	Common	Paid-in	Retained	Comprehensive	Plan	Treasury	Holders’
(dollars in thousands)	Stock	Capital	Earnings	Income (Loss)	Shares	Stock	Equity

Balance, December 31, 2007	$91	58,049	110,943	1,167	(3,965)	(68,157)	98,128
Net loss			(7,589)				(7,589)
Other comprehensive loss, net of tax:
Net unrealized losses on securities available for sale				(1,094)			(1,094)

Total comprehensive loss							(8,683)
Purchase of treasury stock						(723)	(723)
Unearned compensation restricted stock awards		(550)				550	0
Restricted stock awards forfeited		6				(6)	0
Stock compensation tax benefits		25					25
Amortization of restricted stock awards		310					310
Dividends paid			(2,749)				(2,749)
Earned employee stock ownership plan shares		122			146		268

Balance, September 30, 2008	$91	57,962	100,605	73	(3,819)	(68,336)	86,576

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
(dollars in thousands)	2008	2007
Cash flows from operating activities:
Net income (loss)	$(7,589)	8,499
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Provision for loan losses	18,480	2,404
Depreciation	1,288	1,429
Amortization of (discounts) premiums, net	101	(2,183)
Amortization of deferred loan fees	(616)	(997)
Amortization of core deposit intangible	0	85
Amortization of mortgage servicing rights	456	540
Capitalized mortgage servicing rights	(10)	(13)
Securities gains, net	(479)	0
Loss (gain) on sales of real estate	(160)	35
Gain on sales of loans	(442)	(1,189)
Proceeds from sales of real estate	6,046	4,903
Proceeds from sales of loans held for sale	47,640	51,215
Disbursements on loans held for sale	(45,914)	(39,470)
Amortization of restricted stock awards	310	251
Amortization of unearned ESOP shares	146	146
Earned employee stock ownership shares priced above original cost	122	274
Stock option compensation	25	32
(Increase) decrease in accrued interest receivable	1,682	(2,289)
(Decrease) increase in accrued interest payable	(3,531)	6,651
Goodwill impairment charge	3,801	0
(Increase) decrease in other assets	(5,371)	1,034
(Decrease) increase in other liabilities	(3,091)	1,126
Other, net	25	13

Net cash provided by operating activities	12,919	32,496

Cash flows from investing activities:
Proceeds from sales of securities available for sale	10,442	0
Principal collected on securities available for sale	2,872	1,677
Proceeds collected on maturities of securities available for sale	85,000	120,000
Purchases of securities available for sale	(99,442)	(203,067)
Purchase of Federal Home Loan Bank stock	(5,959)	(999)
Redemption of Federal Home Loan Bank stock	4,696	3,375
Net increase in loans receivable	(40,579)	(96,004)
Purchases of premises and equipment	(2,725)	(2,136)

Net cash used by investing activities	(45,695)	(177,154)

Cash flows from financing activities:
Increase in deposits	518	210,923
Purchase of treasury stock	(723)	(2,778)
Stock options exercised	0	139
Excess tax benefits from options exercised	0	99
Dividends to stockholders	(2,749)	(2,813)
Proceeds from borrowings	347,700	114,100
Repayment of borrowings	(318,700)	(167,500)
Increase in customer escrows	232	628

Net cash provided by financing activities	26,278	152,798

Increase (decrease) in cash and cash equivalents	(6,498)	8,140
Cash and cash equivalents, beginning of period	23,718	43,776

Cash and cash equivalents, end of period	$17,220	51,916

Supplemental cash flow disclosures:
Cash paid for interest	$28,522	22,083
Cash paid for income taxes	5,247	5,482
Supplemental noncash flow disclosures:
Transfer of loans to real estate	12,476	5,388
Loans transferred to loans held for sale	2,170	11,239
See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
September 30, 2008 and 2007
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
(2) Basis of Preparation
The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statement of stockholders’ equity and comprehensive income and consolidated statements of cash flows in conformity with U.S. generally accepted accounting principles. However, all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The consolidated statement of income for the nine-month period ended September 30, 2008 is not necessarily indicative of the results which may be expected for the entire year.
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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133. This Statement applies to all entities and requires enhanced disclosures about an entity’s derivative and hedging activities including how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The impact of adopting SFAS No. 161 on January 1, 2009 is not anticipated to have a material impact on the Company’s consolidated financial statements.
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
(4) Derivative Instruments and Hedging Activities
The Company has commitments outstanding to extend credit to future borrowers that had not closed prior to the end of the quarter. The Company intends to sell these commitments, which are referred to as its mortgage pipeline. As commitments to originate or purchase loans enter the mortgage pipeline, the Company generally enters into commitments to sell the mortgage pipeline into the secondary market on a firm commitment or best efforts basis. The commitments to originate, purchase or sell loans on a firm commitment basis are derivatives. As a result of marking to market the mortgage pipeline and the related firm commitments to sell for the period ended September 30, 2008, the Company recorded an increase in other liabilities of $57,000 and a loss included in the gain on sales of loans of $57,000.
The current commitments to sell loans held for sale are derivatives that do not qualify for hedge accounting. As a result, these derivatives are marked to market and the related loans held for sale are recorded at the lower of cost or market. The Company recorded a decrease in loans held for sale of $17,000 and an increase in other assets of $17,000 due to the mark to market adjustment on the commitments to sell loans held for sale.
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

The following table summarizes the assets of the Company for which fair values are determined on a recurring basis as of September 30, 2008.

	Carrying value at September 30, 2008
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale	$186,058	12,848	173,210	0
Mortgage loan commitments	(74)	0	(74)	0

Total	$185,985	12,848	173,137	0

The Company may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from the application of the lower-of-cost-or market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis in the third quarter of 2008 that were still held at September 30, 2008, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at September 30, 2008.

	Carrying value at September 30, 2008
					Nine months ended
					September 30, 2008
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Total gains (losses)
Loans held for sale	$4,222	0	4,222	0	(15)
Mortgage servicing rights	824	0	824	0	2,275
Loans (1)	42,315	0	42,315	0	(4,134)
Real estate, net (2)	8,798	0	8,798	0	(65)

Total	$56,159	0	56,159	0	(1,939)

(1)	Represents carrying value and related specific reserves on loans for which adjustments are based on the appraised value of the collateral. The carrying value of loans fully charged-off is zero.

(2)	Represents the fair value and related losses of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.
(6) Comprehensive Income (Loss)
Other comprehensive income (loss) is defined as the change in equity during a period from transactions and other events from nonowner sources. Comprehensive income is the total of net income and other comprehensive income, which for the Company is comprised of unrealized gains and losses on securities available for sale. The components of other comprehensive income and the related tax effects were as follows:

	For the three months ended September 30,
(Dollars in thousands)	2008			2007
	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Securities available for sale:
Net unrealized gains (losses) arising during the period	$(694)	(310)	(384)	1,796	712	1,084
Less reclassification of net gains included in net income	479	169	310	0	0	0

Other comprehensive income (loss)	$(1,173)	(479)	(694)	1,796	712	1,084

	For the nine months ended September 30,
	2008			2007
	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Securities available for sale:
Net unrealized gains (losses) arising during the period	$(1,370)	(586)	(784)	927	368	559
Less reclassification of net gains included in net income	479	169	310	0	0	0

Other comprehensive income (loss)	$(1,849)	(755)	(1,094)	927	368	559

(7) Securities Available For Sale
The following table shows the gross unrealized losses and fair value for the securities available for sale portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2008.

	Less than twelve months			Twelve months or more			Total
	# of	Fair	Unrealized	# of	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Investments	Value	Losses	Investments	Value	Losses	Value	Losses
Mortgage backed securities:
FHLMC	11	$31,226	(332)	1	$2,454	(398)	$33,680	(730)
FNMA	8	22,408	(245)	3	2,575	(137)	24,983	(382)
Other marketable securities:
FNMA Notes	4	20,080	(45)	—	—	—	20,080	(45)
Corporate equity	1	350	(350)	—	—	—	350	(350)

Total temporarily impaired securities	24	$74,064	(972)	4	$5,029	(535)	$79,093	(1,507)

These investments are temporarily impaired due to changes in interest rates and the Company has the intent and ability to hold to maturity or until the temporary loss is recovered. Mortgage backed securities in the table above had an average remaining life of less than eight years and the other marketable securities had an average remaining life of less than three years at September 30, 2008.
(8) Mortgage Servicing Rights
A summary of mortgage servicing activity is as follows:

	Nine Months ended	Twelve Months ended	Nine Months ended
(Dollars in thousands)	Sept. 30, 2008	Dec. 31, 2007	Sept. 30, 2007
Mortgage servicing rights
Balance, beginning of period	$1,270	1,958	1,958
Originations	10	18	13
Amortization	(456)	(706)	(540)

Balance, end of period	824	1,270	1,431

Fair value of mortgage servicing rights	$3,099	3,261	3,703

All of the loans being serviced were single-family loans serviced for FNMA under the mortgage-backed security program or individual loan sale program. The following is a summary of the risk characteristics of the loans being serviced at September 30, 2008.

		Weighted	Weighted
	Loan	Average	Average
	Principal	Interest	Remaining	Number
(Dollars in thousands)	Balance	Rate	Term	of Loans
Original term 30 year fixed rate	$198,546	5.87%	285 mos.	1,863
Original term 15 year fixed rate	103,635	5.17%	107 mos.	1,699
Adjustable rate	1,896	5.92%	294 mos.	18
The gross carrying amount of mortgage servicing rights and the associated accumulated amortization at September 30, 2008 is presented in the following table. Amortization expense for mortgage servicing rights was $456,000 and $540,000 for the nine months ended September 30, 2008 and 2007, respectively.

	Gross		Unamortized
	Carrying	Accumulated	Intangible
(Dollars in thousands)	Amount	Amortization	Assets
Amortized intangible assets:
Mortgage servicing rights	$3,861	(3,037)	824

Total	$3,861	(3,037)	824

The following table indicates the estimated future amortization expense for the next five years for mortgage servicing rights:

Mortgage
Servicing
(Dollars in thousands)	Rights
Year ending December 31,
2008	$117
2009	362
2010	198
2011	96
2012	38
Projections of amortization are based on existing asset balances and the existing interest rate environment as of September 30, 2008. The Company’s actual experience may be significantly different depending upon changes in mortgage interest rates and other market conditions.
(9) Earnings (loss) per Share
The following table reconciles the weighted average shares outstanding and the income (loss) available to common shareholders used for basic and diluted EPS:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Weighted average number of common shares outstanding used in basic earnings per common share calculation	3,657	3,738	3,651	3,756
Net dilutive effect of:
Options	0	143	0	158
Restricted stock awards	0	17	0	19

Weighted average number of shares outstanding adjusted for effect of dilutive securities	3,657	3,898	3,651	3,933

Income (loss) available to common shareholders	$(7,051)	2,782	(7,589)	8,499
Basic earnings (loss) per common share	$(1.93)	0.74	(2.08)	2.26
Diluted earnings (loss) per common share	$(1.93)	0.71	(2.08)	2.16
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
Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Tier I or Core capital and Risk-based capital (as defined in the regulations) to total assets (as defined). Management believes, as of September 30, 2008, that the Bank meets all capital adequacy requirements to which it is subject.

Management believes that based upon the Bank’s capital calculations at September 30, 2008 and other conditions consistent with the Prompt Corrective Actions Provisions of the OTS regulations, the Bank would be categorized as well capitalized.
On September 30, 2008, the Bank’s tangible assets and adjusted total assets were $1.13 billion and its risk-weighted assets were $867.8 million. The following table presents the Bank’s capital amounts and ratios at September 30, 2008 for actual capital, required capital and excess capital including ratios required to qualify as a well capitalized institution under the Prompt Corrective Actions regulations.

			Required to be				To Be Well Capitalized
			Adequately				Under Prompt Corrective
	Actual		Capitalized		Excess Capital		Action Provisions
		Percent of		Percent of		Percent of		Percent of
(Dollars in thousands)	Amount	Assets(1)	Amount	Assets (1)	Amount	Assets(1)	Amount	Assets(1)
Bank stockholder’s equity	$82,925

Less:
Net unrealized gains on certain securities available for sale	(278)

Tier I or core capital	82,647
Tier I capital to adjusted total assets		7.33%	$45,129	4.00%	$37,518	3.33%	$56,411	5.00%
Tier I capital to risk-weighted assets		9.52%	$34,712	4.00%	$47,935	5.52%	$52,069	6.00%

Plus:
Allowable allowance for loan losses	8,849

Risk-based capital	$91,496		$69,425		$22,071		$86,781

Risk-based capital to risk- weighted assets		10.54%		8.00%		2.54%		10.00%

(1)	Based upon the Bank’s adjusted total assets for the purpose of the tangible and core capital ratios and risk-weighted assets for the purpose of the risk-based capital ratio.
(11) Commitments and Contingencies
The Bank issued standby letters of credit which guarantee the performance of customers to third parties. The standby letters of credit outstanding at September 30, 2008 were approximately $7.9 million, expire over the next two years and are collateralized primarily with commercial real estate mortgages. Since the conditions under which the Bank is required to fund the standby letters of credit may not materialize, the cash requirements are expected to be less than the total outstanding commitments.
In February 2007, the Minnesota Department of Revenue (MDR) assessed a deficiency of $2.2 million against the Company’s 2002 through 2004 Minnesota state tax payments. The deficiency relates to the tax treatment of the inter-company dividends paid to the Bank by a former subsidiary of the Company. The Company filed a Notice of Appeal in the Minnesota Tax Court challenging that assessment and a hearing has been scheduled for the fourth quarter of 2008. If the assessment challenge is not successful, the Company could potentially record a net increase income tax expense of up to $1.1 million after considering federal income tax deductions and previously recorded contingency accruals.
(12) Business Segments
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

	Home Federal			Consolidated
(Dollars in thousands)	Savings Bank	Other	Eliminations	Total
At or for the quarter ended September 30, 2008:
Interest income — external customers	$16,372	2	0	16,374
Non-interest income — external customers	1,958	0	0	1,958
Loss on limited partnerships	(5)	0	0	(5)
Intersegment interest income	0	18	(18)	0
Intersegment non-interest income	44	(6,952)	6,908	0
Interest expense	7,824	0	(18)	7,806
Amortization of mortgage servicing rights, net	142	0	0	142
Other non-interest expense	6,276	187	(44)	6,419
Income tax benefit	(4,713)	(66)	0	(4,779)
Net loss	(6,951)	(7,052)	6,952	(7,051)
Goodwill	0	0	0	0
Total assets	1,128,029	87,461	(86,590)	1,128,900

At or for the quarter ended September 30, 2007:
Interest income — external customers	$20,276	2	0	20,278
Non-interest income — external customers	1,554	100	0	1,654
Loss on limited partnerships	(5)	0	0	(5)
Intersegment interest income	0	27	(27)	0
Intersegment non-interest income	44	2,821	(2,865)	0
Interest expense	10,492	0	(27)	10,465
Amortization of mortgage servicing rights, net	169	0	0	169
Other non-interest expense	5,634	194	(44)	5,784
Income tax expense (benefit)	1,832	(26)	0	1,806
Net income	2,821	2,782	(2,821)	2,782
Goodwill	3,801	0	0	3,801
Total assets	1,142,558	97,981	(93,126)	1,147,413

At or for the nine months ended September 30, 2008:
Interest income — external customers	$50,402	16	0	50,418
Non-interest income — external customers	5,231	0	0	5,231
Loss on limited partnerships	(4)	0	0	(4)
Intersegment interest income	0	69	(69)	0
Intersegment non-interest income	131	(7,319)	7,188	0
Interest expense	25,060	0	(69)	24,991
Amortization of mortgage servicing rights, net	456	0	0	456
Other non-interest expense	21,745	544	(131)	22,158
Income tax benefit	(2,666)	(185)	0	(2,851)
Net loss	(7,315)	(7,593)	7,319	(7,589)
Goodwill	0	0	0	0
Total assets	1,128,029	87,461	(86,590)	1,128,900

At or for the nine months ended September 30, 2007:
Interest income — external customers	$58,145	40	0	58,185
Non-interest income — external customers	4,913	100	0	5,013
Loss on limited partnerships	(5)	0	0	(5)
Intersegment interest income	0	85	(85)	0
Intersegment non-interest income	131	8,687	(8,818)	0
Interest expense	28,818	0	(85)	28,733
Amortization of mortgage servicing rights, net	540	0	0	540
Other non-interest expense	17,090	553	(131)	17,512
Income tax expense	5,642	(137)	0	5,505
Net income	8,690	8,496	(8,687)	8,499
Goodwill	3,801	0	0	3,801
Total assets	1,142,558	97,981	(93,126)	1,147,413

HMN FINANCIAL, INC.
Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking Information
This quarterly Report and other reports filed by the Company with the Securities and Exchange Commission may contain “forward-looking” statements that deal with future results, plans or performance. In addition, the Company’s management may make such statements orally to the media, or to securities analysts, investors or others. Forward-looking statements deal with matters that do not relate strictly to historical facts. Words such as “anticipate”, “believe”, “expect”, “intend”, “would”, “could”, “estimate”, “project” and similar expressions, as they relate to us, are intended to identify such forward-looking statements. The Company’s future results may differ materially from historical performance and forward-looking statements about the Company’s expected financial results or other plans are subject to a number of risks and uncertainties. These statements include, but are not limited to those relating to expectations regarding additional losses due to apparent fraud related to Petters Company, Inc. (PCI), the potential for recoveries on the loan that is the subject of the apparent fraud related to PCI, the adequacy of available liquidity to the Bank, the Company’s potential participation in the Capital Purchase Program of the United States Treasury Department, the future outlook for the Company, the result of actions being taken by national and world leaders stabilizing the global economy and assuring consumer and business access to credit, any future dividends, and the Company’s financial expectations for earnings and interest income. A number of factors could cause actual results to differ materially from the Company’s assumptions and expectations. These include but are not limited to the adequacy and marketability of real estate securing loans to borrowers connected with PCI, the Company’s eligibility to participate in the Capital Purchase Program, possible legislative and regulatory changes and adverse economic, business and competitive developments such as shrinking interest margins; reduced collateral values; deposit outflows; reduced demand for financial services and loan products; changes in accounting policies and guidelines, or monetary and fiscal policies of the federal government or tax laws; international economic developments, changes in credit or other risks posed by the Company’s loan and investment portfolios; technological, computer-related or operational difficulties; adverse changes in securities markets; results of litigation or other significant uncertainties. Additional factors that may cause actual results to differ from the Company’s assumptions and expectations include those set forth in the Company’s most recent filings on Form 10-K with the Securities and Exchange Commission. All forward-looking statements are qualified by, and should be considered in conjunction with, such cautionary statements. For additional discussion of the risks and uncertainties applicable to the Company, see the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and Part II, Item 1A of this quarterly report on Form 10-Q.
General
The earnings of the Company are primarily dependent on the Bank’s net interest income, which is the difference between interest earned on loans and investments, and the interest paid on interest-bearing liabilities such as deposits and Federal Home Loan Bank (FHLB) advances. The difference between the average rate of interest earned on assets and the average rate paid on liabilities is the “interest rate spread”. Net interest income is produced when interest-earning assets equal or exceed interest-bearing liabilities and there is a positive interest rate spread. Net interest income and net interest rate spread are affected by changes in interest rates, the volume and mix of interest-earning assets and interest-bearing liabilities and the level of non-performing assets. The Company’s net income is also affected by the generation of non-interest income, which consists primarily of gains or losses from the sale of securities, gains from the sale of loans, fees for servicing mortgage loans, and the generation of fees and service charges on deposit accounts. The Bank incurs expenses in addition to interest expense in the form of salaries and benefits, occupancy expenses, provisions for loan losses and amortization and valuation adjustments on mortgage servicing assets. The increased emphasis on commercial real estate and single family residential development loans over the past several years has increased the credit risk inherent in the loan portfolio and the provision for loan losses has increased due to commercial loan charge offs and risk rating downgrades as a result of a decrease in the demand for housing and building lots.

The earnings of financial institutions, such as the Bank, are significantly affected by prevailing economic and competitive conditions, particularly changes in interest rates, government monetary and fiscal policies and regulations of various regulatory authorities. Lending activities are influenced by the demand for and supply of single family and commercial properties, competition among lenders, the level of interest rates and the availability of funds. Deposit flows and costs of deposits are influenced by prevailing market rates of interest on competing investments, account maturities and the levels of personal income and savings. The interest rates charged by the FHLB and Federal Reserve Bank (FRB) on advances to the Bank also have a significant impact on the Bank’s overall cost of funds.
Outlook
(The following are forward-looking statements; see “Forward-looking information” at the beginning of this section) The Company’s management has identified a number of factors which may affect the Company’s operations and results in the future. They are as follows:
The recent general economic slowdown, and the softness and declines in the real estate market, may continue. If that is the case, there are a number of adverse effects that we, like other financial institutions, would likely experience such as:
•	Loan originations could continue to fluctuate from period to period, along with related interest and fee income.

•	A continuing decrease in the value of real estate may occur. Reduced property prices and a soft real estate market could negatively affect the volume of home sales, which, in turn, could affect the construction, residential development, mortgage and home equity loan originations and prepayments.

•	A continuation of soft or declining real estate values could also affect the value of the collateral securing our construction, development and mortgage loans. A decrease in value could, in turn, lead to increased losses on loans in the event of foreclosures, which would affect our provisions for loan losses and profitability.

•	A general slowdown in the economy or a recession may affect our borrowers’ ability to repay their loan obligations, which could lead to increased charge-offs and loan loss provisions and/or less revenue.

•	If customer demand for real estate loans decreases, our profits may decrease because our investments, primarily mortgage-related securities, generally earn less income than real estate loans.

•	The current unsettled markets may also affect the liquidity and/or value of our real estate-related investments.
We will continue to originate commercial real estate and commercial business loans, both of which can present a higher risk than residential mortgages. Adding personnel to continue to originate these loans in the current environment will increase our costs. However, market conditions and other factors may continue to affect our ability to increase our loan portfolio with these types of loans, and a weak economy could increase the risk that borrowers will not be able to repay these loans.
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
The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48) on January 1, 2007. FIN 48 requires the use of estimates and management’s best judgment to determine the amounts and probabilities of all of the possible outcomes that could be realized upon the ultimate settlement of a tax position using the facts, circumstances, and information available. The application of FIN 48 requires significant judgment in arriving at the amount of tax benefits to be recognized in the financial statements for a given tax position. It is possible that the tax benefits realized upon the ultimate resolution of a tax position may result in tax benefits that are significantly different from those estimated.
Net Income (Loss)
The Company’s net loss was $7.1 million for the third quarter of 2008, a $9.9 million decrease from net income of $2.8 million for the third quarter of 2007. Diluted loss per common share for the third quarter of 2008 was $1.93, down $2.64 from diluted earnings per share of $0.71 for the third quarter of 2007. The decrease in net income for the quarter is due primarily to a $14.9 million increase in the loan loss provision between the periods as a result of increased commercial loan charge offs. In the third quarter of 2008, the Bank recorded a loan loss provision of $12.0 million related indirectly to the charges of fraud against businessman Tom Petters and the bankruptcy of Petters Company, Inc. (PCI). The Bank issued a commercial loan in April 2003 to a company that in turn loaned money to PCI. The Bank took a security interest in receivables from PCI as collateral for its commercial loan. It now appears that fraudulent misrepresentations were made about the collateral. The loan in question was current prior to the discovery of the apparent fraud, which remains under investigation. The financial capability of the borrower to repay the loan is uncertain due to the pervasive impact that the apparent fraud has had on the borrower’s financial position, which raises substantial doubt regarding future collections on the loan. Accordingly, the Bank has recorded a provision for loan losses and a corresponding charge-off of $12.0 million in the third quarter of 2008 relating to this loan. The Bank has additional outstanding loans to borrowers connected with PCI. However, the additional loans are secured by real estate and the Bank currently does not expect any additional losses due to the apparent fraud related to PCI.
The net loss was $7.6 million for the nine-month period ended September 30, 2008, a decrease of $16.0 million compared to net income of $8.5 million for the nine-month period ended September 30, 2007. Diluted loss per common share for the nine-month period in 2007 was ($2.08), down $4.24 from $2.16 of diluted earnings per share for the same period in 2007. The decrease in net income for the first nine months of 2008 is primarily due to a $16.1 million increase in the loan loss provision between the periods as a result of increased commercial loan charge offs. Included in the $16.1 million loan loss provision is the $12.0 million charge off previously discussed related to fraudulent activities related to the collateral of one loan. Net income was also adversely affected by a $3.8 million non-cash goodwill impairment charge and a $4.0 million decrease in net interest income in the first nine-months of 2008 when compared to the same period in 2007.
Net Interest Income
Net interest income was $8.6 million for the third quarter of 2008, a decrease of $1.2 million, or 12.7%, compared to $9.8 million for the third quarter of 2007. Interest income was $16.4 million for the third quarter of 2008, a decrease of $3.9 million, or 19.3%, from $20.3 million for the same period in 2007. Interest income decreased primarily because of a decrease in the average yields earned on loans and investments. The decreased average yields were the result of the 275 basis point decrease in the prime interest rate between the periods. Decreases in the prime rate, which is the rate that banks charge their prime business customers, generally decrease the rates on adjustable rate consumer and commercial loans in the portfolio and on new loans originated. Interest income was also adversely affected by the increase in non-performing loans between the periods. The average yield earned on interest-earning assets was 6.14% for the third quarter of 2008, a decrease of 125 basis points from the 7.39% average yield for the third quarter of 2007.

Interest expense was $7.8 million for the third quarter of 2008, a decrease of $2.7 million, or 25.4%, compared to $10.5 million for the third quarter of 2007. Interest expense decreased primarily because of the lower interest rates paid on money market accounts and certificates of deposits. The decreased rates were the result of the 275 basis point decrease in the federal funds rate that occurred between the periods. Decreases in the federal funds rate, which is the rate that banks charge other banks for short term loans, generally have a lagging effect and decrease the rates banks pay for deposits. The lagging effect of deposit rate changes is primarily due to the Bank’s deposits that are in the form of certificates of deposit which do not re-price immediately when the federal funds rate changes. The average interest rate paid on interest bearing liabilities was 3.12% for the third quarter of 2008, a decrease of 93 basis points from the 4.05% average rate paid in the third quarter of 2007.
Net interest margin (net interest income divided by average interest earning assets) for the third quarter of 2008 was 3.21%, a decrease of 37 basis points, compared to 3.58% for the third quarter of 2007.
Net interest income was $25.4 million for the first nine months of 2008, a decrease of $4.0 million, or 13.7%, from $29.4 million for the same period in 2007. Interest income was $50.4 million for the nine-month period ended September 30, 2008, a decrease of $7.8 million, or 13.3%, from $58.2 million for the same period in 2007. Interest income decreased primarily because of a decrease in the average yields earned on loans and investments. The decreased average yields were the result of the 275 basis point decrease in the prime interest rate between the periods. Decreases in the prime rate generally decrease the rates on adjustable rate consumer and commercial loans in the portfolio and on new loans originated. Interest income was also adversely affected by the increase in non-performing loans between the periods. The average yield earned on interest-earning assets was 6.37% for the first nine-months of 2008, a decrease of 108 basis points from the 7.45% average yield for the same period of 2007.
Interest expense was $25.0 million for the nine-month period ended September 30, 2008, a decrease of $3.7 million, or 13.0%, from $28.7 million for the same period in 2007. Interest expense decreased primarily because of the lower interest rates paid on money market accounts and certificates of deposits. The decreased rates were the result of the 275 basis point decrease in the federal funds rate that occurred between the periods. Decreases in the federal funds rate generally have a lagging effect and decrease the rates banks pay for deposits. The lagging effect of deposit rate changes is because many of the Bank’s deposits are in the form of certificates of deposit which do not re-price immediately when the federal funds rate changes. The average outstanding brokered deposit balance increased $84.0 million between the periods primarily because brokered deposits were used to replace scheduled escrowed money market withdrawals. The average interest rate paid on interest bearing liabilities was 3.38% for the first nine months of 2008, a decrease of 52 basis points from the 3.90% average rate paid in the same period of 2007.
Net interest margin (net interest income divided by average interest earning assets) for the first nine months of 2008 was 3.21%, a decrease of 56 basis points, compared to 3.77% for the first nine months of 2007.

A summary of the Company’ net interest margin for the nine month period ended September 30, 2008 and September 30, 2007 is as follows:

	For the nine month period ended
	September 30, 2008			September 30, 2007
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Securities available for sale	$145,713	5,438	4.99%	$190,231	7,305	5.13%
Loans held for sale	2,600	117	6.01	2,368	110	6.23
Mortgage loans, net	164,661	7,703	6.23	142,034	6,531	6.15
Commercial loans, net	635,397	32,325	6.80	593,080	37,530	8.46
Consumer loans, net	84,181	4,428	7.03	84,248	5,461	8.67
Cash equivalents	17,645	196	1.48	25,516	972	5.09
Federal Home Loan Bank stock	6,927	211	4.07	6,940	276	5.32

Total interest-earning assets	1,057,124	50,418	6.37	1,044,417	58,185	7.45

Interest-bearing liabilities:
NOW accounts	124,869	1,367	1.46	113,733	2,685	3.16
Savings accounts	41,642	345	1.11	40,654	414	1.36
Money market accounts	127,299	2,323	2.43	222,056	6,314	3.80
Certificates	244,313	7,373	4.03	235,787	7,815	4.43
Brokered deposits	277,288	9,536	4.59	193,332	7,278	5.03
Federal Home Loan Bank advances	116,209	4,047	4.65	122,817	4,227	4.60

Total interest-bearing liabilities	931,620	24,991	3.58	928,379	28,733	4.14

Noninterest checking	54,731			55,607
Other noninterest bearing escrow deposits	1,107			1,030

Total interest-bearing liabilities and Noninterest bearing deposits	$987,458			$985,016

Net interest income		$25,427			$29,452

Net interest rate spread			2.79%			3.31%

Net interest margin			3.21%			3.77%

Provision for Loan Losses
The provision for loan losses is recorded to bring the allowance for loan losses to a level deemed appropriate by management based on factors disclosed in the critical accounting policies previously discussed. The provision for loan losses was $15.8 million for the third quarter of 2008, an increase of $14.9 million, from $921,000 for the third quarter of 2007. As discussed previously, the third quarter provision increased $12.0 million as a result of the full charge off of a loan that was deemed a loss due to the apparent fraudulent activity related to the underlying collateral. The provision for loan losses also increased $3.4 million due to specific reserves established on two residential development loans as a result of obtaining new third party appraisals of the properties during the quarter. The total amount outstanding on these two loans was $15.0 million at September 30, 2008.
The provision for loan losses was $18.5 million for the first nine-months of 2008, an increase of $16.1 million, from $2.4 million for the same nine-month period in 2007. The provision increased $12.0 million as the result of a loan that was charged off in the third quarter of 2008 due to the apparent fraudulent activity related to the underlying collateral. The provision for loan losses also increased $3.6 million due to specific reserves established on three residential development loans as a result of obtaining new appraisals.

A reconciliation of the Company’s allowance for loan losses for the nine-month periods ended September 30, 2008 and 2007 follows:

(in thousands)	2008	2007
Balance at January 1,	$12,438	$9,873
Provision	18,480	2,404
Charge offs:
Commercial loans	(12,034)	(16)
Commercial real estate loans	(2,727)	(138)
Consumer loans	(633)	(694)
Recoveries	47	123

Balance at September 30,	$15,571	$11,552

Non-Interest Income
Non-interest income was $2.0 million for the third quarter of 2008, an increase of $304,000, or 18.4%, from $1.6 million for the same period in 2007. Securities gains increased $479,000 as a result of increased investment sales. Fees and service charges increased $249,000 between the periods primarily because of increased overdraft and debit card fees. Gains on sales of loans decreased $147,000 due to a decrease in the single-family mortgage and government guaranteed commercial loans that were sold. Mortgage servicing fees decreased $14,000 due primarily to a decrease in the single-family mortgage loans being serviced. Other non-interest income decreased $263,000 primarily because of increased losses on the sale of real estate owned in the third quarter of 2008 when compared to the same period in 2007.
Non-interest income was $5.2 million for the first nine months of 2008, an increase of $219,000, or 4.4%, from $5.0 million for the same period in 2007. Fees and service charges increased $562,000 between the periods primarily because of an increase in overdraft fees and late charges. Security gains increased $479,000 due to increased investment sales. Gains on sales of loans decreased $747,000 between the periods primarily because of a $760,000 decrease in the gains recognized on the sale of government guaranteed commercial loans between the periods. Mortgage servicing fees decreased $67,000 between the periods due to a decrease in the single-family mortgage loans being serviced.
Non-Interest Expense
Non-interest expense was $6.6 million for the third quarter of 2008, an increase of $608,000, or 10.2%, from $6.0 million for the same period of 2007. Other noninterest expenses increased $722,000 primarily because of a litigation settlement on a loan participation and increased legal fees primarily related to an ongoing state tax assessment challenge. Data processing costs increased $74,000 primarily because of increased fees related to the data processing system conversion that will occur in the fourth quarter of 2008. Compensation expense decreased $137,000 between the periods primarily because of decreased employee incentive accruals and pension costs. Advertising expense decreased $28,000 between the periods due to decreased promotional advertising. Amortization of mortgage servicing rights decreased $27,000 due to a decrease in the single-family mortgage loans being serviced.
Non-interest expense was $22.6 million for the first nine months of 2008, an increase of $4.5 million, or 25.3%, from $18.1 million for the same period in 2007. A goodwill impairment charge of $3.8 million was recorded in the second quarter of 2008 as goodwill related to a 1997 acquisition was deemed to be impaired and fully written off due to the trading of the Company’s common stock at a discount to book value. Other non-interest expense increased $1.1 million between the periods primarily because of increased Federal Deposit Insurance Corporation (FDIC) insurance costs, a litigation settlement related to a loan participation and increased legal fees primarily related to an ongoing state tax assessment challenge. Data processing costs increased $136,000 primarily because of increased fees related to the data processing system conversion that will occur in the fourth quarter of 2008. Occupancy expense increased $101,000 due primarily to increased real estate taxes and costs associated with the Eagan location that was opened in the third quarter of 2007 and the additional Rochester location that was opened in the third quarter of 2008. Compensation expense decreased $364,000 between the periods primarily because of decreased employee incentive accruals and pension costs. Advertising expense decreased $113,000 between the periods due to a decrease in promotional event sponsorships. Amortization of mortgage servicing rights decreased $84,000 due to a decrease in single-family mortgage loans being serviced.
Income Tax (Benefit) Expense
The income tax benefit realized was $4.8 million for the third quarter of 2008, a decrease of $6.6 million from the $1.8 million in income tax expense in the third quarter of 2007. The effective income tax rate for the third quarter of 2007 was 39.4% compared to a benefit of 40.4% for the third quarter of 2008.
The income tax benefit was $2.9 million for the first nine months of 2008, a decrease of $8.4 million compared to $5.5 million in income tax expense for the first nine months of 2007. The effective income tax rate for the first nine months of 2007 was 39.3% compared to a benefit of 27.3% for the first nine months of 2008. The difference in the effective rates between the periods is primarily related to the $3.8 million goodwill impairment charge recorded in the second quarter of 2008 as it is not tax deductible and therefore no tax benefit was recorded.
Non-Performing Assets
The following table summarizes the amounts and categories of non-performing assets in the Bank’s portfolio and loan delinquency information as of the end of the two most recently completed quarters and December 31, 2007.

	September 30,	June 30,	December 31,
(Dollars in thousands)	2008	2008	2007
Non-Accruing Loans:
One-to-four family real estate	$620	$1,046	$1,196

Commercial real estate	32,554	39,221	15,641
Consumer	997	1,439	1,094
Commercial business	2,253	2,500	1,723

Total	36,424	44,206	19,654

Other assets	25	25	34
Foreclosed and Repossessed Assets:
One-to-four family real estate	552	2,731	901
Consumer	0	19	33
Commercial real estate	8,247	1,541	1,313

Total non-performing assets	$45,248	$48,522	$21,935

Total as a percentage of total assets	4.01%	4.49%	1.96%

Total non-performing loans	$36,424	$44,206	$19,654

Total as a percentage of total loans receivable, net	4.17%	4.94%	2.27%

Allowance for loan loss to non-performing loans	42.75%	33.76%	63.28%

Delinquency Data:
Delinquencies (1)
30+ days	$4,354	$2,491	$6,416
90+ days	0	0	0
Delinquencies as a percentage of loan and lease portfolio (1)
30+ days	0.49%	0.27%	0.73%
90+ days	0.00%	0.00%	0.00%

(1)	Excludes non-accrual loans.
Non-performing assets were $45.2 million at September 30, 2008, a decrease of $3.3 million, or 6.7%, from $48.5 million at June 30, 2008. Non-performing loans decreased $7.8 million and foreclosed and repossessed assets increased $4.5 million during the period. The non-performing loan activity for the quarter was as follows: classified $14.5 million in loans as non-accruing, received $656,000 in principal payments on non-accruing loans, reclassified $363,000 in loans as accruing, transferred $6.7 million to real estate owned and charged off $14.5 million of loans. The allowances for nonperforming loans are reviewed for adequacy based on an estimate of the market values of the underlying collateral less estimated selling costs. Action plans for non-performing loans are evaluated and implemented in order to minimize the Company’s losses and reduce the amount of non-performing assets as quickly as possible. Foreclosed and repossessed assets increased $4.5 million during the third quarter of

2008 primarily due to the foreclosure of a non-performing single family development loan during the quarter. The non-performing foreclosed and repossessed asset activity for the quarter was as follows: transferred $8.8 million to real estate owned, sold $2.3 million of real estate owned and charged off $2.0 million. In addition to the non-performing assets set forth in the table above, there was one residential development loan for $5.9 million, for which the interest rate was modified in a troubled debt restructuring in the third quarter of 2008. This loan was not classified as non-performing as it is anticipated that the borrower will be able to make all of the required principal and interest payments under the modified terms of the loan.
Non-performing assets were $45.2 million at September 30, 2008, an increase of $23.3 million, or 106.3%, from $21.9 million at December 31, 2007. Non-performing loans increased $16.8 million and foreclosed and repossessed assets increased $6.5 million during the period. The non-performing loan activity for the first nine months of 2008 was as follows: classified $44.9 million in loans as non-accruing, received $2.1 million in principal payments on non-accruing loans, reclassified $3.1 million in loans as accruing, transferred $8.0 million to real estate owned and charged off $14.9 million of loans. The allowances for nonperforming loans are reviewed for adequacy at least quarterly based on an estimate of the market values of the underlying collateral. However, no assurance can be given that HMN will not, in any particular period, sustain loan losses that are sizable in relation to the amount reserved, or that subsequent evaluations of the loan portfolio, HMN’s ongoing credit review process or regulatory requirements, will not require significant changes in the allowance for loan losses. Among other factors, a protracted economic slowdown, a continued decline in commercial or residential real estate values in HMN’s markets and continued financial stress on consumers would have an adverse impact on the current adequacy of the allowance for loan losses by increasing credit risk and the risk of potential loss.
Dividends
On October 20, 2008, the Company announced that the quarterly dividend would be suspended. The Company had declared and paid dividends during 2008 as follows:

Record date	Pay date	Dividend per share	Dividend Payout Ratio
February 15, 2008	March 7, 2008	$0.25	34.25%
May 16, 2008	June 6, 2008	$0.25	64.10%
August 25, 2008	September 8, 2008	$0.25	(44.64)%
The annualized dividend payout ratio for the past four quarters, ending with the September 8, 2008 payment was 78.74%.
The declaration of dividends is subject to, among other things, the Company’s financial condition and results of operations, the Bank’s compliance with its regulatory capital requirements including risk based capital requirements, tax considerations, industry standards, economic conditions, regulatory restrictions, general business practices and other factors. The Board’s decision to suspend the dividend is a result of a very challenging economic environment that is affecting the entire financial sector. The Company believes that this is the best course for the shareholders over the long term. The Bank’s capital position at September 30, 2008 remained above the levels required for the Bank to be considered a well-capitalized financial institution by regulatory standards. The severity of the financial and credit crisis in the broad market and the unknown duration of the economic slowdown deem it imperative to protect, preserve and maximize our capital for the future. The Board and management are committed to successfully managing credit risk and to maintain adequate levels of capital and liquidity in the current challenging economic environment.
Liquidity and Capital Resources
For the nine months ended September 30, 2008, the net cash provided by operating activities was $12.9 million. The Company collected $85.0 million from the maturities of securities, $2.8 million from principal repayments on securities, $10.4 million from the sale of investments and $233,000 of customer escrows. It purchased securities available for sale of $99.4 million and premises and equipment of $2.7 million. Net loans receivable increased $40.6 million due to an increase in commercial loan originations. The Company had a net increase in deposit balances of $518,000, received $347.7 million and repaid $318.7 million in FHLB/FRB advances, and purchased $6.0 million of FHLB stock and received $4.7 million from the redemption of FHLB stock. The Company purchased $723,000 of its own stock and paid $2.7 million in dividends to its shareholders.
The Company has certificates of deposits with outstanding balances of $286.1 million that come due over the next 12 months. Based upon past experience, management anticipates that the majority of the deposits will renew for another term. The Company believes that deposits that do not renew will be replaced with deposits from other customers or brokers. FHLB/FRB advances or proceeds from the sale of securities could also be used to replace unanticipated outflows of deposits. The Company has established combined lines of credit with the FHLB/FRB and unpledged investment securities totaling $302.4 million at September 30, 2008 that could be used to fund any short-term cash needs.
The Company has deposits of $31.5 million in checking and money market accounts with customers that have individual balances greater than $5.0 million. These funds may be withdrawn at any time, and management anticipates that the majority of these deposits will not be withdrawn from the Bank over the next twelve months. If these deposits are withdrawn, they would be funded with the proceeds from maturing investments or replaced with FHLB/FRB advances or deposits from other customers or brokers.
The Company has $87.5 million of FHLB advances which mature beyond September 30, 2009 but have call features that can be exercised by the FHLB during the next twelve months. As the advances mature or if the call features are exercised, the Company has the option of requesting any advance otherwise available to it pursuant to the Credit Policy of the FHLB.
The Bank remains well capitalized under applicable regulatory standards as of September 30, 2008. Nevertheless, the Company and the Bank may pursue sources of additional capital from time to time if such capital can be obtained on favorable terms. Currently, the Company is evaluating the Capital Purchase Program recently announced by the United States Treasury Department as a source of additional capital. Any future capital raising transaction by the Company could dilute the ownership of current holders of the Company’s common stock, reduce the Company’s future fully diluted earnings per share, or depress the trading price of the Company’s common stock. In addition, the terms of the transactions under which capital is raised could limit the Company’s ability to pay dividends on, or make repurchase of, its common stock.
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
The Company utilizes a model which uses the discounted cash flows from its interest-earning assets and its interest-bearing liabilities to calculate the current market value of those assets and liabilities. The model also calculates the changes in market value of the interest-earning assets and interest-bearing liabilities due to different interest rate changes. The Company believes that over the next twelve months interest rates could fluctuate in a range of 100 basis points down or 200 basis points up from where the interest rates were at September 30, 2008. The following table discloses the projected changes in market value to the Company’s interest-earning assets and interest-bearing liabilities based upon incremental 100 basis point changes in interest rates from interest rates in effect on September 30, 2008.

Other than trading portfolio
(Dollars in thousands)	Market Value
Basis point change in interest rates	-100	0	+100	+200
Total market risk sensitive assets	$1,128,885	1,109,775	1,088,878	1,066,980
Total market risk sensitive liabilities	1,037,408	1,024,120	1,010,896	998,999
Off-balance sheet financial instruments	(85)	0	164	310

Net market risk	$91,562	85,655	77,818	67,671

Percentage change from current market value	6.90%	0.00%	(9.15)%	(21.00)%

The preceding table was prepared utilizing the following assumptions (Model Assumptions) regarding prepayment and decay ratios which were determined by management based upon their review of historical prepayment speeds and future prepayment projections. Fixed rate loans were assumed to prepay at annual rates of between 7% to 76%, depending on the note rate and the period to maturity. Adjustable rate mortgages (ARMs) were assumed to prepay at annual rates of between 11% and 32%, depending on the note rate and the period to maturity. Growing Equity Mortgage (GEM) loans were assumed to prepay at annual rates of between 6% and 49% depending on the note rate and the period to maturity. Mortgage-backed securities and Collateralized Mortgage Obligations (CMOs) were projected to have prepayments based upon the underlying collateral securing the instrument and the related cash flow priority of the CMO tranche owned. Certificate accounts were assumed not to be withdrawn until maturity. Passbook accounts were assumed to decay at an annual rate of 24%, money market accounts were assumed to decay at an annual rate of 31%, non-interest checking and NOW accounts were assumed to decay at annual rates of 33% and 28%, respectively. Commercial NOW accounts and MMDA accounts were assumed to decay at annual rates of 24% and 31%, respectively. FHLB advances were projected to be called at the first call date where the projected interest rate on similar remaining term advances exceeded the interest rate on the Company’s callable advance.
Certain shortcomings are inherent in the method of analysis presented in the foregoing table. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates. The model assumes that the difference between the current interest rate being earned or paid compared to a treasury instrument or other interest index with a similar term to maturity (Interest Spread) will remain constant over the interest changes disclosed in the table. Changes in Interest Spread could impact projected market value changes. Certain assets, such as ARMs, have features which restrict changes in interest rates on a short-term basis and over the life of the assets. The market value of the interest-bearing assets which are approaching their lifetime interest rate caps or floors could be different from the values disclosed in the table. In the event of a change in interest rates, prepayment and early withdrawal levels may deviate significantly from those assumed in calculating the foregoing table. The ability of many borrowers to service their debt may decrease in the event of a substantial sustained interest rate increase or economic slow down.
Asset/Liability Management
The Company’s management reviews the impact that changing interest rates will have on its net interest income projected for the twelve months following September 30, 2008 to determine if its current level of interest rate risk is acceptable. The following table projects the estimated annual impact on net interest income of immediate interest rate changes called rate shocks.

		Projected Change in
	Rate Shock	Net Interest	Percentage
(Dollars in thousands)	in Basis Points	Income	Change
	+200	$1,899	6.16%
	+100	461	1.50
	0	0	0.00
	-100	(821)	(2.66)

The preceding table was prepared utilizing the Model Assumptions. Certain shortcomings are inherent in the method of analysis presented in the foregoing table. In the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the foregoing table. The ability of many borrowers to service their debt may decrease in the event of a substantial increase in interest rates and could impact net interest income. The increase in net interest income in a rising rate environment is because at September 30, 2008 we had more loans than deposits scheduled to reprice in the next twelve months.
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

HMN FINANCIAL, INC.
PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings.
From time to time, HMN is party to legal proceedings arising out of its lending and deposit operations. HMN is and expects to become engaged in a number of foreclosure proceedings and other collection actions as part of its collection activities. Litigation is often unpredictable and the actual results of litigation cannot be determined with any certainty.
ITEM 1A. Risk Factors.
The United States, including HMN’s markets, has experienced weakening economic conditions and declines in housing prices and real estate values in general. As discussed in Part I, Item 1A, Risk Factors, and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in HMN’s Annual Report on Form 10-K dated December 31, 2007 and in Part I, Item 2 of this Form 10-Q for the quarterly period ended September 30, 2008, HMN’s loan portfolio contain significant amounts of loans secured by residential and commercial real estate. HMN has experienced increases in non-performing assets, net charge-offs and provisions for credit losses as a result of continuing deterioration of the housing markets, increasing financial stress on consumers and weakening economic conditions. In the event of worsening economic conditions and continued decline in real estate values, HMN would expect continued deterioration of credit quality represented by increased balances of non-performing assets, increased net charge-offs and increased provisions for credit losses.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) and (b) Not applicable
(c) Information Regarding Share Repurchases

	(a) Total			(c) Total Number of	(d) Maximum Number
	Number of			Shares Purchased as Part	of Shares that May Yet
	Shares	(b) Average Price		of Publicly Announced	Be Purchased Under the Plans
Period	Purchased	Paid per Share		Plans or Programs	or Programs (1)
July 1 through July 31, 2008	0	$	N/A	0	300,000
August 1 through August 31, 2008	0		N/A	0	300,000
September 1 through September 30, 2008	0		N.A	0	300,000

Total	0	$	N/A	0

(1)	On July 22, 2008 the Board of Directors authorized the repurchase of up to 300,000 shares of the Company’s common stock. This program expires on January 26, 2010.
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

HMN FINANCIAL, INC. Registrant
Date: November 3, 2008	/s/ Michael McNeil
Michael McNeil,
President/Chief Executive Officer (Principal Executive Officer) (Duly Authorized Representative)

Date: November 3, 2008	/s/ Jon Eberle
Jon Eberle,
Chief Financial Officer (Principal Financial Officer)

HMN FINANCIAL, INC.
INDEX TO EXHIBITS
FOR FORM 10-Q

Sequential
		Reference	Page Numbering
Regulation		to Prior	Where Attached
S-K		Filing or	Exhibits Are
Exhibit		Exhibit	Located in This
Number	Document Attached Hereto	Number	Form 10-Q Report

3.1	Amended and Restated Articles of Incorporation	*1	N/A

3.2	Amended and Restated By-laws	*2	N/A

4	Form of Common Stock Including indentures	*3	N/A

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	31.1	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	31.2	Filed Electronically

32	Section 1350 Certification of CEO and CFO	32	Filed Electronically

*1	Incorporated by reference to Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1998 (File No. 0-24100).

*2	Incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated August 26, 2008 (File No. 0-24100).

*3	Incorporated by reference to the same numbered exhibit to the Company’s Registration Statement on Form S-1 dated April 1, 1994 (File No. 33-77212).