Form 10-Q/A
period 2007-09-30
HMN FINANCIAL INC
filed 2008-12-19
CIK 921183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

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

ITEM 6. Exhibits
SIGNATURES
EX-3.2
EX-31.1
EX-31.2
EX-32

HMN FINANCIAL, INC.
FORM 10-Q/A
(Amendment No. 1)
Explanatory Note

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, which we originally filed with the Securities and Exchange Commission, or SEC, on November 11, 2008, to include Exhibit  3.2 – Amended and Restated By-Laws, which previously was incorporated by reference. The version of the Amended and Restated By-Laws that previously was incorporated by reference included typographical errors. No revisions are being made pursuant to this Form 10-Q/A to our financial statements or any other disclosure contained in the Quarterly Report on Form 10-Q.
ITEM 6. Exhibits.
Incorporated by reference to the index to exhibits included with this report immediately following the signature page.

2

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HMN FINANCIAL, INC. Registrant
Date: December 19, 2008	/s/ Michael McNeil
Michael McNeil,
President/Chief Executive Officer (Principal Executive Officer) (Duly Authorized Representative)

Date: December 19, 2008	/s/ Jon Eberle
Jon Eberle,
Chief Financial Officer (Principal Financial Officer)

3

HMN FINANCIAL, INC.
INDEX TO EXHIBITS
FOR FORM 10-Q

			Sequential
		Reference	Page Numbering
Regulation		to Prior	Where Attached
S-K		Filing or	Exhibits Are
Exhibit		Exhibit	Located in This
Number	Document Attached Hereto	Number	Form 10-Q Report
3.1	Amended and Restated Articles of Incorporation	*1	N/A

3.2	Amended and Restated By-laws	3.2	Filed Electronically

4	Form of Common Stock Including indentures	*2	N/A

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	31.1	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	31.2	Filed Electronically

32	Section 1350 Certification of CEO and CFO	32	Filed Electronically

*1	Incorporated by reference to Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1998 (File No. 0-24100).

*2	Incorporated by reference to the same numbered exhibit to the Company’s Registration Statement on Form S-1 dated April 1, 1994 (File No. 33-77212).

4