Form 10-K
period 2008-12-31
HMN FINANCIAL INC
filed 2009-03-04
CIK 921183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
YES ☐ NO ☑
As of June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $54.2 million based on the closing stock price of $15.50 on such date as reported on the Nasdaq Global Market.
As of February 12, 2009, the number of outstanding shares of common stock of the registrant was 4,162,896.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s annual report to stockholders for the year ended December 31, 2008, are incorporated by reference in Parts I, II and IV of this Form 10-K. Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the registrant’s fiscal year ended December 31, 2008 are incorporated by reference in Part III of this Form 10-K.

Forward-Looking Statements
The information presented or incorporated by reference in this Annual Report on Form 10-K under the headings “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These statements are often identified by such forward-looking terminology as “expect,” “intent,” “look,” “believe,” “anticipate,” “estimate,” “project,” “seek,” “may,” “will,” “would,” “could,” “should,” “trend,” “target,” and “goal” or similar statements or variations of such terms and include, but are not limited to those relating to the adequacy of available liquidity to the Bank, the future outlook for the Company and the Company’s compliance with regulatory standards. Additional factors that may cause actual results to differ from the Company’s assumptions and expectations include those set forth in this Form 10-K. All forward-looking statements are qualified by, and should be considered in conjunction with, such cautionary statements. For additional discussion of the risks and uncertainties applicable to the Company, see the “Risk Factors” section of the Company’s Annual Report and this Form 10-K.

PART I
ITEM 1. BUSINESS
General
HMN Financial, Inc. (HMN or the Company) is a stock savings bank holding company that owns 100% of Home Federal Savings Bank (the Bank). The Bank has a community banking philosophy and operates retail banking and loan production facilities in Minnesota and Iowa. The Bank has one wholly owned subsidiary, Osterud Insurance Agency, Inc. (OIA) which offers financial planning products and services. HMN has another wholly owned subsidiary, Security Finance Corporation (SFC) which acts as an intermediary for the Bank in completing certain real estate transactions. The Company was incorporated in Delaware in 1994.
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
Market Area
The Company serves the southern Minnesota counties of Fillmore, Freeborn, Houston, Mower, Olmsted and Winona and portions of Steele, Dodge, Goodhue and Wabasha through its corporate office located in Rochester, Minnesota and its ten branch offices located in Albert Lea, Austin, La Crescent, Rochester, Spring Valley and Winona, Minnesota. The portion of the Company’s southern Minnesota market area consisting of Rochester and the contiguous communities is composed of primarily urban and suburban communities, while the balance of the Company’s southern Minnesota market area consists primarily of rural areas and small towns. Primary industries in the Company’s southern Minnesota market area include manufacturing, agriculture, health care, wholesale and retail trade, service industries and education. Major employers include IBM, Mayo Clinic and Hormel (a food processing company). The Company’s market area is also the home of Winona State University, Rochester Community and Technical College, University of Minnesota — Rochester, Winona State University — Rochester Center and Austin’s Riverland Community College.
The Company serves the southern Twin Cities metro county of Dakota from its office located in Eagan, Minnesota. Major employers in this market area include Northwest Airlines, Cenex Harvest States (cooperative), Flint Hills Resources LP (oil refinery), Unisys Corp (computer software) and West Group (legal research).
The Company serves the Iowa counties of Marshall and Tama through its branch offices located in Marshalltown and Toledo, Iowa. Major employers in the area are Swift & Company (pork processors), Fisher Controls International (valve and regulator manufacturing), Lennox Industries (furnace and air conditioner manufacturing), Iowa Veterans Home (hospital care), Marshall Community School District (education), Marshall Medical & Surgical Center (hospital care) and Meskwaki Casino (gaming operations).
Based upon information obtained from the U.S. Census Bureau for 2006 (the last year for which information is available), the population of the six primary counties in the Bank’s southern Minnesota market area was estimated as follows: Fillmore — 21,151; Freeborn — 31,636; Houston - 19,832; Mower — 38,666; Olmsted — 137,521; and Winona — 49,288. The median household income for these six counties ranged from $39,865 to $58,044. The population of Dakota county was 388,001 and the median household income was $67,175. With respect to Iowa, the population of Marshall County was 39,555 and the population of Tama County was 17,890. The median household income of these two counties ranged from $41,344 to $42,580.
The Company also serves a diverse high net worth customer base primarily in the seven county metropolitan area of Minneapolis and St. Paul from its private banking office, located in Edina, Minnesota. The Company serves a similar group of individuals and businesses in Olmsted County from its two private banking offices located in Rochester, Minnesota.

Lending Activities
General. Historically, the Company has originated 15 and 30 year, fixed rate mortgage loans secured by one-to-four family residences for its loan portfolio. Over the past 10 years, the Company has focused on managing interest rate risk and increasing interest income by increasing its investment in shorter term and generally higher yielding commercial real estate, commercial business and construction loans while reducing its investment in longer term one-to-four family real estate loans. The Company continues to originate 15 and 30 year fixed rate mortgage loans, including growing equity mortgage (GEM) loans that have a fixed rate, but payments that increase after the first year, and adjustable rate mortgage loans that are fixed for an initial period of one, three or five years and some shorter term fixed rate loans that have certain characteristics. The shorter term fixed and adjustable rate loans are placed into portfolio, while the majority of the 15 and 30 year fixed rate mortgage loans are sold in the secondary mortgage market. In 2008, a larger percentage of 15 and 30 year loans were placed into portfolio in order to maintain the single family portfolio and manage interest rate risk. The Company also offers an array of consumer loan products that include both open and closed end home equity loans. Home equity lines of credit have adjustable interest rates based upon the prime rate as published in the Wall Street Journal plus a margin. Refer to Note 4 of the Notes to Consolidated Financial Statements in the Annual Report for more information on the loan portfolio (incorporated by reference in Item 8. of Part II of this Form 10-K).

The following table shows the composition of the Company’s loan portfolio by fixed and adjustable rate loans as of December 31:

	2008			2007		2006		2005		2004
(Dollars in thousands)	Amount		Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Fixed rate Loans
Real estate:
One-to-four family:
GEM	$8,962		0.97%	$11,854	1.34%	$13,335	1.70%	$14,812	1.84%	$16,133	2.01%
Other	79,728		8.62	80,663	9.14	62,184	7.92	55,700	6.94	59,937	7.48

Total one-to-four family	88,690		9.59	92,517	10.48	75,519	9.62	70,512	8.78	76,070	9.49
Multi-family	4,703		0.50	5,952	0.68	6,238	0.80	6,007	0.75	6,444	0.80
Commercial	91,835		9.93	69,276	7.84	100,562	12.80	89,905	11.19	51,390	6.41
Construction or development	29,344		3.17	16,519	1.87	6,640	0.84	12,919	1.61	27,557	3.44

Total real estate loans	214,572		23.19	184,264	20.87	188,959	24.06	179,343	22.33	161,461	20.14

Consumer loans:
Savings	277		0.03	358	0.04	814	0.10	605	0.07	454	0.06
Automobile	1,333		0.15	1,730	0.20	3,093	0.39	5,462	0.68	9,496	1.18
Home equity	22,961		2.48	20,249	2.29	21,181	2.70	19,289	2.40	20,019	2.50
Mobile home	1,316		0.14	1,699	0.19	2,052	0.26	2,299	0.29	2,896	0.36
Land/Lot loans	1,956		0.21	2,616	0.30	1,426	0.18	1,234	0.15	818	0.10
Other	3,087		0.33	2,007	0.23	2,192	0.28	2,569	0.32	3,134	0.39

Total consumer loans	30,930		3.34	28,659	3.25	30,758	3.91	31,458	3.91	36,817	4.59
Commercial business loans	90,458		9.78	90,688	10.27	65,347	8.32	49,297	6.14	69,671	8.69

Total non-real estate loans	121,388		13.12	119,347	13.52	96,105	12.23	80,755	10.05	106,488	13.28

Total fixed rate loans	335,960		36.31	303,611	34.39	285,064	36.29	260,098	32.38	267,949	33.42

Adjustable rate Loans
Real estate:
One-to-four family	73,299		7.92	60,456	6.85	58,751	7.48	56,563	7.04	62,938	7.85
Multi-family	24,589		2.66	23,120	2.62	23,624	3.01	34,745	4.33	35,478	4.43
Commercial	233,469		25.23	212,547	24.08	193,928	24.69	170,363	21.21	173,554	21.65
Construction or development	78,939		8.53	94,516	10.70	53,538	6.82	67,424	8.39	70,841	8.84

Total real estate loans	410,296		44.34	390,639	44.25	329,841	42.00	329,095	40.97	342,811	42.77

Consumer:
Home equity	52,194		5.64	51,322	5.81	54,328	6.91	60,853	7.57	67,154	8.38
Land/Lot loans	1,013		0.11	1,535	0.17	4,076	0.52	8,197	1.02	10,754	1.34
Other	2,464		0.27	3,393	0.39	686	0.09	390	0.05	248	0.03

Total consumer loans	55,671		6.02	56,250	6.37	59,090	7.52	69,440	8.64	78,156	9.75
Commercial business loans	123,317		13.33	132,271	14.99	111,423	14.19	144,665	18.01	112,698	14.06

Total non-real estate loans	178,988		19.35	188,521	21.36	170,513	21.71	214,105	26.65	190,854	23.81

Total adjustable rate loans	589,284		63.69	579,160	65.61	500,354	63.71	543,200	67.62	533,665	66.58

Total loans	925,244		100.00%	882,771	100.00%	785,418	100.00%	803,298	100.00%	801,614	100.00%

Less
Loans in process	0	*		3,011		5,252		7,008		7,561
Unamortized (premiums) discounts	569			(11)		40		190		63
Net deferred loan fees	2,529			2,245		2,021		1,644		1,781
Allowance for losses on loans	21,257			12,438		9,873		8,778		8,996

Total loans receivable, net	$900,889			$865,088		$768,232		$785,678		$783,213

*	- Core data processing systems converted in 2008, loans in process amounts are reflected in net loan amounts in table.

The following table illustrates the interest rate maturities of the Company’s loan portfolio at December 31, 2008. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. Scheduled repayments of principal are reflected in the year in which they are scheduled to be paid. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate
			Multi-family and
	One-to-four family		Commercial		Construction		Consumer		Commercial Business		Total
		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted
Due During Years Ending		Average		Average		Average		Average		Average		Average
December 31,	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
2009 (1)	$7,473	6.52%	$93,628	4.83%	$29,628	4.50%	$6,776	8.34%	$69,838	5.97%	$207,343	5.34%
2010	11,607	3.13	38,046	4.11	28,588	5.23	2,587	8.41	34,380	6.14	115,208	4.99
2011	3,448	6.96	40,011	6.59	7,055	4.03	4,450	7.88	23,979	7.29	78,943	6.66
2012 through 2013	10,625	5.87	71,638	6.13	10,534	5.88	13,107	6.65	37,130	6.60	143,034	6.26
2014 through 2018	17,906	5.86	66,186	6.66	8,537	5.28	8,927	7.17	35,039	6.83	136,595	6.55
2019 through 2033	30,840	5.91	45,087	6.23	21,144	6.99	50,563	6.23	13,409	7.05	161,043	6.34
2034 and following	80,090	5.76	0	0.00	2,797	5.38	191	5.79	0	0.00	83,078	5.75

	$161,989		$354,596		$108,283		$86,601		$213,775		$925,244

(1)	Includes demand loans, loans having no stated maturity and overdraft loans.
The total amount of loans due after December 31, 2009 that have predetermined interest rates is $325.5 million, while the total amount of loans due after such date that have floating or adjustable interest rates is $392.4 million. At December 31, 2008 construction or development loans were $30.0 million for one-to-four family dwellings, $35.6 million for multi-family and $42.7 million for nonresidential.

Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989, the aggregate amount of loans that the Bank is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a “readily ascertainable” value or 30% for certain residential development loans). At December 31, 2008, based upon the 15% limitation, the Bank’s regulatory limit for loans to one borrower was approximately $13.7 million. At December 31, 2008, the dollar amount of outstanding loans and commitments to seven different groups of related borrowers exceeded this amount, but some of the loans included in these loan totals were exempt from the lending limit under the direct benefit and common enterprise rules of the Financial Institutions Reform, Recovery and Enforcement Act of 1989, as a portion of these loans did not benefit the same individual borrowers. Some of the loans were secured by deposits held by the Bank which provided the Bank with an expanded lending limit. The largest of these borrowing relationships is secured by commercial real estate and was performing in accordance with its terms at December 31, 2008. The total loans and commitments outstanding to this borrower at December 31, 2008 were $26.8 million. The amount outstanding, excluding those loans that were exempt from the loans to one borrower limits because of the direct benefit and common enterprise rules or because they were secured by deposits, was $8.7 million.
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
The Bank’s Retail Loan Committee is responsible for reviewing and approving all loans over the Federal Home Loan Mortgage Corporation/FNMA conforming loan dollar limit originated by the Bank that are not sold in the secondary loan market. This limit was $417,000 for both 2008 and 2007. Approval of at least one member of the Retail Loan Committee was obtained on all loans above this limit.
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
In response to the Company’s increased level of non-performing assets in 2008, internal loans to one borrower limits were reduced to $4.5 million subsequent to year end, with existing relationships over the new limit “grandfathered” in. All new loans originated, after the internal policy change, that exceed $4.5 million will require the approval of the Executive Commercial Loan Committee.
The Bank generally requires title insurance on its mortgage loans, as well as fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property. The Bank also requires flood insurance to protect the property securing its interest when the property is located in a flood plain.
One-to-Four Family Residential Real Estate Lending. At December 31, 2008, the Company’s one-to-four family real estate loans, consisting of both fixed rate and adjustable rate loans, totaled $162.0 million, an increase of $9.0 million, from $153.0 million at December 31, 2007. The increase in the one-to-four family loans in 2008 is the result of placing more of the loans that were originated during the year into the portfolio, instead of selling them in the secondary market, in order to increase the portfolio balance. The Company’s long term strategy is to maintain the single family loan portfolio at current levels and to decrease the amount of shorter term commercial real estate and commercial business loans in the portfolio.

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
In underwriting one-to-four family residential real estate loans, the Company evaluates the borrower’s credit history; ability to make principal, interest and escrow payments; the value of the property that will secure the loan; and debt to income ratios. Properties securing one-to-four family residential real estate loans made by the Company are appraised by independent fee appraisers. The Company originates residential mortgage loans with loan-to-value ratios up to 100% for owner-occupied homes and up to 90% for non-owner occupied homes; however, private mortgage insurance is generally required to reduce the Company’s exposure to 80% of value or less on most loans. Some niche portfolio loan programs to medical residents are offered with 100% financing with no private mortgage insurance requirements. The Company generally seeks to underwrite its loans in accordance with secondary market standards.
The Company’s residential mortgage loans customarily include due-on-sale clauses giving it the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the property subject to the mortgage.
Fixed rate loans in the Company’s portfolio include both GEM loans and conventional fixed rate loans. The GEM loans require payments that increase after the first year. Under the GEM loans, the monthly payments required for the first year are established based on a 30-year amortization schedule. Depending upon the program selected, the payments may increase in the succeeding years by amounts ranging from 0% to 6.2%. Most of the GEM loans originated by the Company provide for at least four annual payment increases over the first five years of the loan. The increased payments required under GEM loans are applied to principal and have the effect of shortening the term to maturity; the GEM loans do not permit negative amortization. The Company currently offers one GEM product with a contractual maturity of approximately 15 years. The GEMs are generally priced based upon loans with similar contractual maturities. The GEMs are popular with consumers who anticipate future increases in income and who desire an amortization schedule of less than 30 years. Low mortgage interest rates over the past several years have eliminated the demand for GEM loans as consumers have opted for shorter term fixed rate loans and none of the loans have been originated in the past three years. The decreased originations of GEM loans over the past several years has mitigated the risks associated with increasing loan payment amounts in a weakening economy with lower home values as those borrowers that have taken out these loans in the past have had time to build equity in their homes to offset a portion of the decline in value.
Commercial Real Estate and Multi-Family Lending. The Company originates permanent commercial real estate and multi-family loans secured by properties located primarily in its market area. It also purchases a limited amount of participations in commercial real estate and multi-family loans originated by third parties on properties outside of its market area. The commercial real estate and multi-family loan portfolio includes loans secured by motels, hotels, apartment buildings, churches, ethanol plants, manufacturing plants, office buildings, business facilities, shopping malls, nursing homes, golf courses, warehouses and other non-residential building properties primarily located in the Upper Midwest part of the United States.

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
Appraisals on commercial real estate and multi-family real estate properties are performed by independent appraisers prior to the time the loan is made. For transactions less than $250,000, the Company may use an internal valuation. All appraisals on commercial and multi-family real estate are reviewed and approved by a commercial loan officer, credit manager, commercial department manager or a qualified third party. The Bank’s underwriting procedures require verification of the borrower’s credit history, income and financial statements, banking relationships and income projections for the property. All commercial real estate and multi-family loans over $1.0 million must be approved by a majority of the Commercial Loan Committee prior to closing. The commercial loan policy generally requires personal guarantees from the proposed borrowers. An initial on-site inspection is generally required for all collateral properties for loans with balances in excess of $250,000. Independent annual reviews are performed for aggregate commercial lending relationships that exceed $500,000. The reviews cover financial performance, documentation completeness and accuracy of loan risk ratings.
Multi-family and commercial real estate loans generally present a higher level of risk than loans secured by one-to-four family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family and commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower’s ability to repay the loan may be impaired. At December 31, 2008, $47.0 million of loans in the commercial real estate portfolio were nonperforming, with the largest two relationships being a $9.1 million loan secured by a residential development in the Twin Cities and a $7.5 million loan secured by an ethanol plant in Indiana.
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
At December 31, 2008, construction loans totaled $108.3 million, of which one-to-four family residential totaled $30.0 million, multi-family residential totaled $35.6 million and commercial real estate totaled $42.7 million.
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
The Company’s home equity loans are written so that the total commitment amount, when combined with the balance of any other outstanding mortgage liens, may not exceed 90% of the appraised value of the property or 100% of an internally established market value. Internal market values are established using current market data including tax assessment values and recent sales data and are typically lower than third party appraised values. The closed-end home equity loans are written with fixed or adjustable rates with terms up to 15 years. The open-end home equity lines are written with an adjustable rate with a 10 year draw period that requires “interest only” payments followed by a 10-year repayment period that fully amortizes the outstanding balance. The consumer may access the open-end home equity line either by making a withdrawal at the Bank or writing a check on the home equity line of credit account. Open and closed-end equity loans, which are generally secured by second mortgages on the borrower’s principal residence, represented 86.8% of the consumer loan portfolio at December 31, 2008.
The underwriting standards employed by the Company for consumer loans include a determination of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount. Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or are secured by rapidly depreciable assets, such as automobiles or mobile homes. In these cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. At December 31, 2008, $5.3 million of the consumer loan portfolio was non-performing.

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
Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her income, and which are secured by real property with more easily ascertainable value, commercial business loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Furthermore, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. At December 31, 2008, $4.7 million of loans in the commercial business loan portfolio were non-performing compared to $1.7 million at December 31, 2007.
Originations, Purchases and Sales of Loans and Mortgage-Backed and Related Securities
Real estate loans are generally originated by the Company’s salaried and commissioned loan officers. Loan applications are taken in all branch and loan production offices.
The Company originates both fixed and adjustable rate loans, however, its ability to originate loans is dependent upon the relative customer demand for loans in its markets. Demand for adjustable rate loans is affected by the interest rate environment. The Company originated for its portfolio $25.0 million of one-to-four family adjustable rate loans during 2008, an increase of $11.0 million, from $14.0 million in 2007. The Company also originated for its portfolio $21.0 million of fixed rate one-to-four family loans during 2008, an increase of $13.2 million, from $7.8 million for 2007.
During the past several years, the Company has focused its portfolio loan origination efforts on commercial real estate, commercial business and consumer loans because these loans have terms to maturity and adjustable interest rate characteristics that are generally more beneficial to the Company than single family fixed rate conventional loans in managing interest rate risk. The Company originated $180.0 million of multi-family and commercial real estate, commercial business and consumer loans (which excludes commercial real estate loans in construction or development) during 2008, a decrease of $102.1 million, from originations of $282.1 million for 2007. The decrease in originations reflects the reduced demand for credit as a result of the difficult economic environment that existed in 2008.
In order to supplement loan demand in the Company’s market area and geographically diversify its loan portfolio, the Company purchases participations in real estate loans from selected sellers, with yields based upon current market rates. The Company reviews and underwrites all loans purchased to ensure that they meet the Company’s underwriting standards and the seller generally continues to service the loans. The Company purchased $10.4 million of loans during 2008, a decrease of $49.3 million, from $59.7 million during 2007. Purchases were reduced in 2008 as a result of the increased cost of capital and reduced commercial loan demand. The purchased commercial real estate and commercial business loans have terms and interest rates that are similar in nature to the Company’s originated commercial and business portfolio. Refer to Note 4 of the Notes to Consolidated Financial Statements in the Annual Report for more information on purchased loans (incorporated by reference in Item 8 of Part II of this Form 10-K).
The Company has some mortgage-backed and related securities that are held, based on investment intent, in the “available for sale” portfolio. The Company purchased $59.6 million of mortgage-backed securities in 2008 compared to $14.5 million in purchases in 2007. More mortgage-backed securities were purchased in 2008 due to their increased yield compared to agency debt instruments. The Company did not sell any mortgage-backed securities during 2008 or 2007. See — “Investment Activities.”

The following table shows the loan and mortgage-backed and related securities origination, purchase, acquisition, sale and repayment activities of the Company for the periods indicated.
LOANS HELD FOR INVESTMENT

	Year Ended December 31,
(Dollars in thousands)	2008	2007	2006
Originations by type:
Adjustable rate:
Real estate -
- one-to-four family	$24,986	13,969	13,493
- multi-family	4,418	1,661	0
- commercial	38,700	34,452	76,797
- construction or development	49,093	245,126	159,278
Non-real estate -
- consumer	19,560	12,546	11,607
- commercial business	44,968	111,946	94,603

Total adjustable rate	181,725	419,700	355,778

Fixed rate:
Real estate -
- one-to-four family	21,023	7,822	14,671
- multi-family	206	1,612	0
- commercial	14,936	11,454	31,635
- construction or development	26,650	20,359	5,691
Non-real estate -
- consumer	18,251	16,679	23,127
- commercial business	38,926	91,728	54,261

Total fixed rate	119,992	149,654	129,385

Total loans originated	301,717	569,354	485,163

Purchases:
Real estate -
- one-to-four family	0	165	0
- commercial	4,505	7,097	8,874
- construction or development	1,596	26,500	9,700
Non-real estate -
- commercial business	4,275	25,911	8,885

Total loans purchased	10,376	59,673	27,459

Sales, Participations and repayments:
Real estate -
- one-to-four family	4,248	0	0
- commercial	21,827	45,125	21,588
- construction or development	7,712	177,911	107,649
Non-real estate -
- consumer	440	1,157	2,416
- commercial business	38,559	14,190	15,912

Total sales	72,786	238,383	147,565

Transfers to loans held for sale	7,292	3,020	5,994
Principal repayments	172,350	285,420	373,953

Total reductions	252,428	526,823	527,512

Decrease in other items, net	(17,192)	(4,851)	(2,990)

Net increase (decrease)	$42,473	97,353	(17,880)

LOANS HELD FOR SALE

	Year Ended December 31,
(Dollars in thousands)	2008	2007	2006
Originations by type:
Adjustable rate:
Real estate -
- one-to-four family	$1,009	600	1,400

Total adjustable rate	1,009	600	1,400

Fixed rate:
Real estate -
- one-to-four family	48,308	48,782	57,277
- construction or development	0	2,740	1,340

Total fixed rate	48,308	51,522	58,617

Total loans originated	49,317	52,122	60,017

Sales and repayments:
Real estate -
- one-to-four family	57,359	53,326	65,951

Total sales	57,359	53,326	65,951

Transfers from loans held for investment	(7,292)	(3,020)	(5,994)

Total reductions	50,067	50,306	59,957

Net increase (decrease)	$(750)	1,816	60

MORTGAGE-BACKED AND RELATED SECURITIES

	Year Ended December 31,
(Dollars in thousands)	2008	2007	2006
Purchases:
Mortgage-backed securities:
FNMA MBSs	$59,556	4,597	0
CMOs and REMICs (1)	0	9,932	0

Total purchases	59,556	14,529	0

Sales:
Mortgage-backed securities:
Principal repayments	(697)	(2,239)	(702)

Net increase (decrease)	$58,859	12,290	(702)

(1)	Collateralized Mortgage Obligations and Real Estate Mortgage Investment Conduits
Classified Assets and Delinquencies
Classification of Assets. Federal regulations require that each savings institution classify its assets on a regular basis. In addition, in connection with examinations of savings institutions, the Office of Thrift Supervision (OTS) and the Federal Deposit Insurance Corporation (FDIC) examiners may identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Assets classified as substandard have one or more defined weaknesses and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have the weaknesses of those classified as substandard, with additional characteristics that make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset on the balance sheet of the institution is not warranted. Assets classified as substandard or doubtful require the institution to establish prudent specific allowances for loan losses. If an asset, or portion thereof, is classified as loss, the institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified as loss, or charge off such amount. If an institution does not agree with an OTS or FDIC examiner’s classification of an asset, it may appeal the determination to the OTS District Director or the appropriate FDIC personnel, depending on the regulator. On the basis of management’s review of its assets, at December 31, 2008, the Bank classified a total of $87.9 million of its loans and other assets as follows:

		Construction
	One-to-Four	or	Commercial and		Commercial
(Dollars in thousands)	Family	Development	Multi-family	Consumer	Business	Other Assets	Total
Substandard	$1,256	11,826	21,753	9,057	3,501	12,838	60,231
Doubtful	6,000	237	12,329	66	621	5,876	25,129
Loss	472	0	808	650	549	25	2,504

Total	$7,728	12,063	34,890	9,773	4,671	18,739	87,864

The Bank’s classified assets consist of non-performing loans and loans and other assets of concern discussed in the management discussion and analysis section of the annual report. At December 31, 2008, these asset classifications are materially consistent with those of the OTS and FDIC.
Delinquency Procedures. Generally, the following procedures apply to delinquent one-to-four family real estate loans. When a borrower fails to make a required payment on a loan, the Company attempts to cure the delinquency by contacting the borrower. A late notice is sent on all loans over 16 days delinquent. Additional written and verbal contacts are made with the borrower between 30 and 60 days after the due date. If the loan is contractually delinquent 90 days, the Company sends a 30-day demand letter to the borrower and after the loan is contractually delinquent 120 days, institutes appropriate action to foreclose on the property. If foreclosed, the property is sold at a sheriff’s sale and may be purchased by the Company. Delinquent commercial real estate loans are generally handled in a similar manner. The Company’s procedures for repossession and sale of consumer collateral are subject to various requirements under state consumer protection laws.
Real estate acquired by the Company as a result of foreclosure is typically classified as real estate in judgment for six to twelve months and thereafter as real estate owned until it is sold. When property is acquired by foreclosure or deed in lieu of foreclosure, it is recorded at the lower of cost or estimated fair value, less the estimated cost of disposition as real estate owned. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of fair value less disposition cost.
The following table sets forth the Company’s loan delinquencies by loan type, amount and percentage of type at December 31, 2008 for loans past due 60 days or more.

	Loans Delinquent For:						Total Delinquent
	60-89 Days			90 Days and Over			Loans
			Percent			Percent			Percent
			of Loan			of Loan			of Loan
(Dollars in thousands)	Number	Amount	Category	Number	Amount	Category	Number	Amount	Category
One-to-four family real estate	4	$6,344	3.92%	12	$6,711	4.14%	16	$13,055	8.06%
Nonresidential	4	4,697	1.44	3	14,715	4.52	7	19,412	5.97
Construction or development	0	0	0.00	3	5,424	5.01	3	5,424	5.01
Consumer	19	3,336	3.85	29	2,232	2.58	48	5,568	6.43
Commercial business	5	4,112	1.92	6	10,698	5.00	11	14,810	6.93

Total	32	$18,489	2.00%	53	$39,780	4.30%	85	$58,269	6.30%

Loans delinquent for 90 days and over are non-accruing and are included in the Company’s non-performing asset total at December 31, 2008.
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
The investment strategy of the Company and the Bank has been directed toward a mix of high-quality assets (primarily government agency obligations) with short and intermediate terms to maturity. At December 31, 2008, the Company did not own any investment securities of a single issuer that exceeded 10% of the Company’s stockholder’s equity other than U.S. government agency obligations.
The Bank invests a portion of its liquid assets in interest-earning overnight deposits of the Federal Home Loan Bank of Des Moines (FHLB), other banks and money market mutual funds. Other investments include high grade medium-term (up to four years) federal agency notes, and a variety of other types of mutual funds that invest in adjustable rate mortgage-backed securities, asset-backed securities, repurchase agreements and U.S. Treasury and agency obligations. The Company invests in the same type of investment securities as the Bank and may also invest in taxable and tax exempt municipal obligations and corporate equities such as preferred and common stock. Refer to Note 3 of the Notes to Consolidated Financial Statements in the Annual Report for additional information regarding the Company’s securities portfolio (incorporated by reference in Item 8 of Part II of this Form 10-K).

The following table sets forth the composition of the Company’s securities portfolio, excluding mortgage-backed and related securities, at the dates indicated.

	December 31, 2008				December 31, 2007				December 31, 2006
	Amort	Adjusted	Market	% of	Amort	Adjusted	Market	% of	Amort	Adjusted	Market	% of
(Dollars in thousands)	Cost	To	Value	Total	Cost	To	Value	Total	Cost	To	Value	Total
Securities available for sale:
U.S. Government agency obligations	$94,745	2,723	97,468	84.40%	$164,730	2,290	167,020	89.97%	$119,240	22	119,262	74.68%
Corporate preferred stock (1)	700	(350)	350	0.30	700	0	700	0.38	700	0	700	0.44

Subtotal	95,445		97,818	84.70	165,430		167,720	90.35	119,940		119,962	75.12
Federal Home Loan Bank stock	7,286		7,286	6.30	6,198		6,198	3.34	7,956		7,956	4.98

Total investment securities and Federal Home Loan Bank stock	102,731		105,104	91.00	171,628		173,918	93.69	127,896		127,918	80.10

Average remaining life of investment securities excluding Federal Home Loan Bank stock	0.86 years				1.16 years				1.06 years

Other interest earning assets:
Cash equivalents	10,440		10,440	9.00	11,718		11,718	6.31	31,776		31,776	19.90

Total	$113,171		115,544	100.00%	$183,346		185,636	100.00%	$159,672		159,694	100.00%

Average remaining life or term to repricing of investment securities and other interest earning assets, excluding Federal Home Loan Bank stock	0.77 years				1.08 years				0.8 years

(1)	Average life assigned to corporate preferred stock holdings is five years.

The composition and maturities of the investment securities portfolio, excluding Federal Home Loan Bank stock, mortgage-backed and related securities, are indicated in the following table.

	December 31, 2008
		After 1	After 5
	1 Year	through 5	through 10	Over 10	No Stated
	or Less	Years	Years	Years	Maturity	Total Securities
	Amortized	Amortized	Amortized	Amortized	Amortized	Amortized	Adjusted	Market
(Dollars in thousands)	Cost	Cost	Cost	Cost	Cost	Cost	To	Value
Securities available for sale:
U.S. government agency securities	$69,881	24,864	0	0	0	94,745	2,723	97,468
Corporate preferred stock	0	0	0	700	0	700	(350)	350

Total	$69,881	24,864	0	700	0	95,445	2,373	97,818

Weighted average yield (1)	3.83%	5.25%	0.00%	6.27%	0.00%	4.22%

(1)	Yields are computed on a tax equivalent basis.
Mortgage-Backed and Related Securities. In order to supplement loan production and achieve its asset/liability management goals, the Company invests in mortgage-backed and related securities. All of the mortgage-backed and related securities owned by the Company are issued, insured or guaranteed either directly or indirectly by a federal agency. The Company had $77.3 million of mortgage-backed and related securities classified as available for sale at December 31, 2008, compared to $18.4 million at December 31, 2007 and $6.2 million at December 31, 2006. More mortgage backed securities were purchased in 2008 due to the superior yield to comparable agency debt instruments with similar durations available in the market. The CMO’s in the Company’s portfolio are issued by U.S. Government Agencies and are not supported by subprime mortgages.
The contractual maturities of the mortgage-backed and related securities portfolio without any prepayment assumptions at December 31, 2008 are as follows:

					Dec. 31,
					2008
	5 Years	5 to 10	10 to 20	Over 20	Balance
(Dollars in thousands)	or Less	Years	Years	Years	Outstanding
Securities available for sale:
Federal Home Loan Mortgage Corporation	$10,934	21,548	4,336	0	36,818
Government National Mortgage Association	0	5	0	0	5
Federal National Mortgage Association	12,653	15,267	0	0	27,920
Collateralized Mortgage Obligations	0	387	9,667	2,530	12,584

Total	$23,587	37,207	14,003	2,530	77,327

Weighted average yield	4.22%	4.29%	4.87%	4.00%	4.36%
At December 31, 2008, the Company did not have any non-agency mortgage-backed or related securities in excess of 10% of its stockholders’ equity.
Collateralized Mortgage Obligations (CMOs) are securities derived by reallocating the cash flows from mortgage-backed securities or pools of mortgage loans in order to create multiple classes, or tranches, of securities with coupon rates and average lives that differ from the underlying collateral as a whole. The term to maturity of any particular tranche is dependent upon the prepayment speed of the underlying collateral as well as the structure of the particular CMO. Although a significant proportion of the Company’s CMOs are in tranches which have been structured (through the use of cash flow priority and support tranches) to give somewhat more predictable cash flows, the cash flow and hence the value of CMOs is subject to change.
At December 31, 2008, the Company had $10,000 invested in CMOs that have floating interest rates that change either monthly or quarterly, compared to $15,000 at December 31, 2007 and $22,000 at December 31, 2006.

Mortgage-backed and related securities can serve as collateral for borrowings and, through sales and repayments, as a source of liquidity. In addition, mortgage-backed and related securities available for sale can be sold to respond to changes in economic conditions.
Sources of Funds
General. The Bank’s primary sources of funds are retail and brokered deposits, payments of loan principal, interest earned on loans and securities, repayments and maturities of securities, borrowings, sales of preferred shares and other funds provided from operations.
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
The following table sets forth the savings flows at the Bank during the periods indicated.

	Year Ended December 31,
(Dollars in thousands)	2008	2007	2006
Opening balance	$888,118	725,959	731,537
Deposits	6,623,346	5,736,881	4,861,548
Withdrawals	(6,660,954)	(5,599,222)	(4,889,449)
Interest credited	29,995	24,500	22,323

Ending balance	880,505	888,118	725,959

Net increase (decrease)	$(7,613)	162,159	(5,578)

Percent increase (decrease)	(0.86)%	22.34%	(0.76)%

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by the Bank as of December 31:

	2008		2007		2006
		Percent		Percent		Percent
(Dollars in thousands)	Amount	of Total	Amount	of Total	Amount	of Total
Transaction and Savings Deposits(1):
Non-interest checking	$66,905	7.60%	$54,998	6.19%	$68,990	9.50%
NOW Accounts — 0.19%(2)	126,547	14.40	118,652	13.36	87,074	12.00
Passbook Accounts— 0.11%(3)	28,023	3.20	39,671	4.47	40,445	5.57
Money Market Accounts — 1.59%(4)	97,416	11.00	182,413	20.54	178,694	24.61

Total Non-Certificates	$318,891	36.20%	$395,734	44.56%	$375,203	51.68%

Certificates:
0.00 - 0.99%	$1,068	0.10%	$555	0.06%	$532	0.08%
1.00 - 1.99%	8,193	1.00	2	0.00	157	0.02
2.00 - 2.99%	81,483	9.30	6,168	0.69	25,700	3.54
3.00 - 3.99%	344,735	39.00	38,388	4.32	126,409	17.41
4.00 - 4.99%	114,155	13.00	203,720	22.95	119,376	16.45
5.00 - 5.99%	11,980	1.40	243,551	27.42	78,582	10.82

Total Certificates	561,614	63.80	492,384	55.44	350,756	48.32

Total Deposits	$880,505	100.00%	$888,118	100.00%	$725,959	100.00%

(1)	Reflects weighted average rates paid on transaction and savings deposits at December 31, 2008.

(2)	The weighted average rate on NOW Accounts for 2007 was 1.88% and 2006 was 2.54%.

(3)	The weighted average rate on Passbook Accounts for 2007 was 1.40% and 2006 was 1.37%.

(4)	The weighted average rate on Money Market Accounts for 2007 was 3.34% and 2006 was 3.31%.

The following table shows rate and maturity information for the Bank’s certificates of deposit as of December 31, 2008.

	0.00-	1.00-	2.00-	3.00-	4.00-	5.00-		Percent
(Dollars in thousands)	0.99%	1.99%	2.99%	3.99%	4.99%	5.99%	Total	of Total
Certificate accounts maturing in quarter ending:

March 31, 2009	$683	2,035	13,761	31,414	49,234	1,378	98,505	17.54%
June 30, 2009	44	4,236	27,557	58,114	4,337	5,719	100,007	17.81
September 30, 2009	41	31	19,125	112,889	7,781	474	140,341	24.99
December 31, 2009	44	1,665	10,204	30,821	5,107	510	48,351	8.61
March 31, 2010	28	158	3,757	15,836	20,539	25	40,343	7.18
June 30, 2010	9	21	620	37,068	1,384	109	39,211	6.98
September 30, 2010	10	0	2,378	18,500	19,094	3,487	43,469	7.74
December 31, 2010	33	43	889	15,951	2,171	0	19,087	3.40
March 31, 2011	15	0	816	14,850	67	110	15,858	2.82
June 30, 2011	9	3	609	4,776	550	0	5,947	1.06
September 30, 2011	4	0	390	1,841	1,259	168	3,662	0.65
December 31, 2011	12	1	624	183	558	0	1,378	0.25
Thereafter	136	0	753	2,492	2,074	0	5,455	0.97

Total	$1,068	8,193	81,483	344,735	114,155	11,980	561,614	100.00%

Percent of total	0.19%	1.46%	14.51%	61.38%	20.33%	2.13%	100.00%

     The following table indicates the amount of the Bank’s certificates of deposit and other deposits by time remaining until maturity as of December 31, 2008.

	Maturity
		Over	Over	Over
	3 Months	3 to 6	6 to 12	12
(Dollars in thousands)	or Less	Months	Months	Months	Total
Certificates of deposit less than $100,000	$90,771	86,368	156,590	156,262	489,991
Certificates of deposit of $100,000 or more	6,138	13,478	31,267	17,965	68,848
Public funds less than $100,000(1)	88	61	224	4	377
Public funds of $100,000 or more(1)	1,507	100	654	137	2,398

Total certificates of deposit	$98,504	100,007	188,735	174,368	561,614
Passbook of $100,000 or more	$183,737	0	0	0	183,737
Accounts of $100,000 or more	$191,382	13,578	31,921	18,102	254,983

(1)	Deposits from governmental and other public entities.
For additional information regarding the composition of the Bank’s deposits, see Note 10 of the Notes to Consolidated Financial Statements in the Annual Report (incorporated by reference in Item 8 of Part II of this Form 10-K). For additional information on certificate maturities and the impact on the Company’s liquidity see “Management’s Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital Resources” of the Annual Report (incorporated by reference in Item 7 of Part II of this Form 10-K).
Borrowings. The Bank’s other available sources of funds include advances from the FHLB and other borrowings. As a member of the FHLB, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions. Consistent with its asset/liability management strategy, the Bank has utilized FHLB advances from time to time to fund loan demand and extend the term to maturity of its liabilities. The Bank also uses short-term FHLB and Federal Reserve borrowings to offset short term cash needs due to deposit outflows or loan fundings. At December 31, 2008, the Bank had $132.5 million of FHLB advances and $10.0 million in Federal Reserve borrowings outstanding. On such date, the Bank had a collateral pledge arrangement with the FHLB of Des Moines pursuant to which the Bank may borrow up to an additional $85 million for liquidity purposes. The Bank also had the ability to draw additional borrowings of $224.0 million from the Federal Reserve Bank based upon the loans that were pledged as collateral at December 31, 2008. Refer to Note 11 of the Notes to Consolidated Financial Statements in the Annual Report for more information on FHLB advances (incorporated by reference in Item 8 of Part II of this Form 10-K).
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
Other Corporations Owned by the Company
HMN has one other wholly owned subsidiary, SFC, which acts as an intermediary for the Bank in completing certain real estate transactions.
Employees
At December 31, 2008, the Company had a total of 219 employees, including part-time employees. None of the employees of the Company or its subsidiaries are represented by any collective bargaining unit. Management considers its employee relations to be good.
Regulation and Supervision
The banking industry is highly regulated. As a savings and loan holding company, the Company is subject to regulation by the Office of Thrift Supervision (OTS). The Bank, a federally-chartered savings association, is subject to extensive regulation and examination by the OTS, which is the Bank’s primary federal regulator. The FDIC also has authority to regulate the Bank. Subsidiaries of the Company and the Bank may also be subject to state regulation and/or licensing in connection with certain insurance and investment activities. The Company and the Bank are subject to numerous laws and regulations. These laws and regulations impose restrictions on activities, set minimum capital requirements, impose lending and deposit restrictions and establish other restrictions. References in this section to applicable statutes and regulations are brief and incomplete summaries only. You should consult the statutes and regulations for a full understanding of the details of their operation. Changes in statutes, regulation or regulatory policies applicable to the Bank or the Company, including interpretation or implementation thereof, could have a material effect on the Company’s business.
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
In November of 1999, the Gramm-Leach-Bliley Act (the GLB Act) was signed into law. The GLB Act made significant changes to laws regulating the financial services industry. Changes included: (1) a new framework in which bank holding companies can own securities firms, insurance companies and other financial companies; (2) prohibitions on new unitary SLHCs from engaging in non-financial activities or affiliating with non-financial entities; (3) new consumer protections associated with the transfer and use of non-public personal information by financial institutions; and (4) modifications to the Federal Home Loan Bank System. Unitary SLHCs, such as HMN, that were in existence or had an application filed with the OTS on or before May 4, 1999, are not subject to the new restrictions on unitary SLHCs. As a result, the GLB Act did not affect HMN’s ability to control non-financial firms or engage in non-financial activities.

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
Capital Adequacy. HMN is not currently subject to regulatory capital requirements, however, the Bank is subject to various capital requirements. See “Capital Requirements”.
Bank Regulation
As a federally-chartered savings association, the Bank is subject to regulation and supervision by the OTS. Federal law authorizes the Bank, as a federal savings association, to conduct, subject to various conditions and limitations, business activities that include: accepting deposits and paying interest on them; making and buying loans secured by residential and other real estate; making a limited amount of consumer loans; making a limited amount of commercial loans; investing in corporate obligations, government debt securities, and other securities; and offering various banking, trust, securities and insurance agency services to its customers.
OTS regulations place limits on the Bank’s lending and investment powers. Savings associations are expected to conduct lending activities in a prudent, safe and sound manner. OTS regulations set aggregate limits on certain types of loans including commercial, commercial real estate, and consumer loans. OTS regulations also establish limits on loans to a single borrower. As of December 31, 2008, the Bank’s lending limit to one borrower was approximately $13.7 million. A federal savings association generally may not invest in noninvestment-grade debt securities. A federal savings association may establish subsidiaries to conduct any activity the association is authorized to conduct and may establish service corporation subsidiaries for limited preapproved activities.
Qualified Thrift Lender Test. Savings associations, including the Bank, must be qualified thrift lenders (QTLs). A savings association generally satisfies the QTL requirement if at least 65% of a specified asset base consists of things such as loans to small businesses and loans to purchase or improve domestic residential real estate. Savings associations may qualify as QTLs in other ways. Savings associations that do not qualify as QTLs are subject to significant restrictions on their operations. If the Bank fails to meet QTL requirements, the Bank and HMN would face certain limitations, including limits on HMN’s ability to control non-financial firms. As of December 31, 2008, the Bank met the QTL test.
OTS Assessments. HOLA authorizes the OTS to charge assessments to recover the costs of examining savings associations, holding companies, and their affiliates. The assessment is done semi-annually. The OTS bases the assessment on three factors: 1) asset size; 2) condition; and 3) complexity of the institution. The Bank’s and HMN’s OTS assessments for the year ended December 31, 2008, were approximately $252,000.
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
Dividend Restrictions. Federal law limits the ability of a depository institution, such as the Bank, to pay dividends or make other capital distributions. The Bank, as a subsidiary of a savings and loan holding company, must file a notice with the OTS before payment of a dividend or approval of a proposed capital distribution by its board of directors and must obtain prior approval from the OTS if it fails to meet certain regulatory conditions. The Bank declared and distributed dividends to HMN of $2.0 million in 2008 that were subsequently reinvested in the Bank as additional capital.
Deposit Insurance
The FDIC insures the deposits of the Bank through the Deposit Insurance Fund (DIF). The DIF is funded by assessments of FDIC members such as the Bank. The FDIC applies a risk-based system for setting deposit insurance assessments. Under the risk-based assessment system, an institution’s insurance assessments vary according to the level of capital the institution holds and the degree to which it is the subject of supervisory concern. In addition, regardless of the potential risk to the insurance fund, federal law requires the FDIC to establish assessment rates that will maintain the insurance fund’s ratio of reserves to insured deposits to between $1.15 and $1.50 per $100 of insured deposits. During 2008, the Bank was assessed approximately $605,000 for the DIF. In 2007, the Bank received a one-time assessment credit of approximately $661,000, which was to be used to offset future assessments. For 2008, $225,000 of the credit was used to offset assessments and the remaining $380,000 was paid by the Bank.
In addition to deposit insurance assessments, the FDIC is authorized to collect assessments against insured deposits to be paid to the Financing Corporation (FICO) to service the FICO debt incurred in the 1980’s. The FICO assessment rate is adjusted quarterly. In 2008, the Bank paid a FICO assessment of approximately $99,000.
FDIC Temporary Liquidity Guarantee Program
On October 14, 2008, the FDIC announced a temporary program designed to maintain liquidity in the U.S. banking system. The FDIC refers to the program as the Temporary Liquidity Guarantee Program (TLGP). The TLGP has two parts: 1) the temporary guarantee, by the FDIC, of certain newly-issued senior unsecured debt; and 2) the temporary guarantee, by the FDIC, of funds in noninterest-bearing transaction accounts at FDIC-insured banks.
The TLGP was effective as of October 14, 2008, for a 30-day period. Following the 30 day period, banks could voluntarily participate in either or both parts of the TLGP. The Company chose to participate in both parts.
The first part of the TLGP, called the Debt Guarantee Program allows the Company to issue debt securities that are fully guaranteed by the FDIC. The amount of FDIC guaranteed debt that can be issued by the Company was approximately $20.9 million at December 31, 2008. As of December 31, 2008, the Company had not issued any guaranteed debt under the program. The ability to issue debt under the Debt Guarantee Program expires at the end of June 2009.
The second part of the TLGP, called the Transaction Account Guarantee Program, ends on December 31, 2009.
Both parts of the TLGP will be funded through assessments on participating institutions. As of December 31, 2008, the Company or Bank had not yet been assessed for participation in the Transaction Account Guarantee Program.

Capital Requirements
The federal bank regulatory agencies, including the OTS, have a risk-based capital framework in place. The regulators use a combination of risk-based guidelines and leverage ratios to evaluate capital adequacy.
The following table sets forth the current regulatory requirement for capital ratios for savings associations as compared with the Bank’s capital ratios at December 31, 2008:

	Core or Tier 1 Capital to		Tangible	Core or Tier 1	Total Capital to
	Adjusted		Capital to	Capital to Risk-	Risk-Weighted
	Total Assets		Assets	Weighted Assets	Assets
Regulatory Minimum	3.00	%(1)	1.50%	4.00%	8.00%
The Bank’s Actual	9.23%		9.23%	11.63%	12.67%

(1)	Savings associations are required to maintain a leverage ratio of 4.00% or more to be considered adequately capitalized.
Capital Categories and Prompt Corrective Action
The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) created a statutory framework that increased the importance of meeting applicable capital requirements. FDICIA established five capital categories: (1) well-capitalized; (2) adequately capitalized; (3) undercapitalized; (4) significantly undercapitalized; and (5) critically undercapitalized. The activities in which a depository institution may engage and regulatory responsibilities of federal bank regulatory agencies vary depending upon whether an institution is well-capitalized, adequately capitalized or under capitalized. Under capitalized institutions are subject to various restrictions such as limitations on dividends and growth. A depository institution’s category depends upon where its capital levels are in relation to relevant capital measures, which include a risk-based capital measure and certain other factors. The federal banking agencies (including the OTS) adopted regulations that implement this statutory framework. Under these regulations, an institution is generally treated as well-capitalized if its ratio of total capital to risk-weighted assets is 10.00% or more, its ratio of core capital to risk-weighted assets is 6.00% or more, its ratio of core capital to adjusted total assets (leverage ratio) is 5.00% or more, and it is not subject to any federal supervisory order or directive to meet a specific capital level. In order to be adequately capitalized, an institution must have a total risk-based capital ratio of not less than 8.00%, a Tier 1 risk-based capital ratio of not less than 4.00%, and a leverage ratio of not less than 4.00%. Any institution that is neither well capitalized nor adequately capitalized will be considered undercapitalized. At December 31, 2008, the Bank was considered well capitalized.
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
As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines. As of December 31, 2008, the Bank had $7.3 million in FHLB stock, which was in compliance with this requirement. The Bank receives dividends on its FHLB stock. In 2008, the dividend rate was 3.51%. Over the past five calendar years, dividends have averaged approximately 3.28%.
Federal Reserve Regulation
Under Federal Reserve Board regulations, the Bank is required to maintain reserves against transaction accounts (primarily interest-bearing and noninterest-bearing checking accounts). Historically, reserves generally have been maintained in cash or in noninterest-bearing accounts, thereby effectively increasing an institution’s cost of funds. These regulations generally require that the Bank maintain reserves against net transaction accounts. The reserve levels are subject to adjustment by the Federal Reserve Board. The policy of not paying interest on reserves was changed on October 6, 2008. The Federal Reserve Board will utilize the rate of interest paid on reserves to conduct monetary policy. A savings association, like other depository institutions maintaining reservable accounts, may, under certain conditions, borrow from the Federal Reserve Bank discount window.
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

Troubled Asset Relief Program — Capital Purchase Program
     On October 3, 2008, the federal government enacted the Emergency Economic Stabilization Act of 2008 (EESA). EESA was enacted to provide liquidity to the U.S. financial system and lessen the impact of looming economic problems. The EESA included broad authority. The centerpiece of the EESA is the Troubled Asset Relief Program (TARP). EESA’s broad authority was interpreted to allow the U.S. Treasury to purchase equity interests in both healthy and troubled financial institutions. The equity purchase program is commonly referred to as the Capital Purchase Program (CPP). The Company elected to participate in the CPP and sold preferred stock to the U.S. Treasury. As a participant in the CPP, the Company is subject to the regulatory requirements of the EESA, as amended from time to time. Among other things, current executive compensation requirements (i) prohibit any bonus, retention award or incentive compensation to our five most highly compensated employees unless it is in the form of long-term restricted stock that does not fully vest during the period in which Treasury holds the preferred stock, (ii) prohibit payment of severance for any reason to our executive officers and any of the next five most highly compensated employees, (iii) require us to recover from our executive officers and the next 20 most highly compensated employees any bonus, retention award or incentive compensation when based on materially inaccurate earnings, revenues, gains or other criteria, (iv) require us to permit a non-binding stockholder vote on executive pay, (v) require Treasury to conduct a review of bonuses, retention awards and other compensation paid to our executive officers and the next 20 most highly compensated employees to determine whether such payments were inconsistent with the EESA and TARP or were otherwise contrary to the public interest and to seek their recovery if not, and (vi) prohibit incentive compensation to executive officers that encourage unnecessary and excessive risks that threaten the value of our Company. These restrictions apply to us so long as Treasury holds any of our securities (unless it holds only our warrants). Treasury is required to adopt regulations requiring each recipient of funds under the CPP to meet appropriate standards for executive compensation and corporate governance, including those listed above.
EXECUTIVE OFFICERS
Officers are chosen by and serve at the discretion of the Board of Directors of the Company and the Bank. There are no family relationships among any of the directors or officers of the Company and the Bank. The business experience of each executive officer of both the Company and the Bank is set forth below.
Bradley C. Krehbiel, age 50. Mr. Krehbiel has been President of the Bank since January 2009. Prior to that he had been the Executive Vice President of the Bank since 2004. Mr. Krehbiel joined the Bank as Vice President of Business Banking in 1998. Prior to his employment at the Bank, Mr. Krehbiel held several positions in the financial services industry, including six years as a private banking consultant.
Jon J. Eberle, age 43. Mr. Eberle is Chief Financial Officer, Senior Vice President and Treasurer of the Company and the Bank. Mr. Eberle has held such positions since 2003. Prior to that he served as a Vice President since 2000 and as the Controller since 1998. From 1994 to 1998, he served as the Director of Internal Audit for the Company and the Bank.
Dwain C. Jorgensen, age 60. Mr. Jorgensen has served as Senior Vice President of Technology, Facilities and Compliance of the Company and Bank since 2007. From 1998 to 2007, he served as Senior Vice President of Operations of the Company and the Bank. From 1989 to 1998, he served as Vice President, Controller and Chief Accounting Officer of the Company and the Bank. From 1983 to 1989, Mr. Jorgensen was an Assistant Vice President and Operations Officer for the Bank.
Susan K. Kolling, age 57. Ms. Kolling has been a director of the Company since 2001. Ms. Kolling served as a Vice President of the Bank from 1992 to 1994 and has served as a Senior Vice President of the Bank since 1995.
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
Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.
Our non-performing assets increased significantly in 2008 from $21.9 million, or 2.27% of loans receivable at December 31, 2007 to $74.8 million, or 7.12% of loans receivable at December 31, 2008. The increase was primarily due to the weakened economy and the softening real estate market. If the economy and/or the real estate market continues to weaken these assets may not perform according to their terms and the value of the collateral may be insufficient to pay any remaining loan balance. If this occurs, we may experience losses, which could have a negative effect on our results of operations. Like all financial institutions, we maintain an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety. We believe that our allowance for loan losses is maintained at a level adequate to absorb probable losses inherent in our loan portfolio as of the corresponding balance sheet date. However, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provision for loan losses could materially adversely affect our operating results.
In evaluating the adequacy of our allowance for loan losses, we consider numerous quantitative factors, including our historical charge-off experience, growth of our loan portfolio, changes in the composition of loan portfolio and the volume of delinquent and classified loans. In addition, we use information about specific borrower situations, including their financial position and estimated collateral values, to estimate the risk and amount of loss for those borrowers. We also consider many qualitative factors, including general and economic business conditions, duration of the current business cycle, current general market collateral valuations, trends apparent in any of the factors we take into account and other matters, which are, by nature, more subjective and fluid. Our estimates of the risk of loss and amount of loss on any loan are complicated by the significant uncertainties surrounding our borrowers’ abilities to successfully execute their business models through changing economic environments, competitive challenges and other factors. Because of the degree of uncertainty and susceptibility of these factors to change, our actual losses may vary from our current estimates.
Federal regulators, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to increase our allowance for loan losses by recognizing additional provisions for loan losses charged to expense, or to decrease our allowance for loan losses by recognizing loan charge-offs. Any such additional provisions for loan losses or charge-offs, as required by these regulatory agencies, could have a material adverse effect on our financial condition and results of operations.

Changes in interest rates could negatively impact the Company’s results of operations.
The earnings of the Company are primarily dependent on net interest income, which is the difference between interest earned on loans and investments, and interest paid on interest-bearing liabilities such as deposits and borrowings. Interest rates are highly sensitive to many factors, including government monetary and fiscal policies and domestic and international economic and political conditions. Conditions such as inflation, recession, unemployment, money supply, government borrowing and other factors beyond management’s control may also affect interest rates. If the Company’s interest-earning assets mature, reprice or prepay more quickly than interest-bearing liabilities in a given period, a decrease in market interest rates could adversely affect net interest income. Likewise, if interest-bearing liabilities mature or reprice, or, in the case of deposits, are withdrawn by the accountholder, more quickly than interest-earning assets in a given period, an increase in market interest rates could adversely affect net interest income. Given the Company’s mix of assets and liabilities as of December 31, 2008, a falling interest rate environment would negatively impact the Company’s results of operations. The effect on our deposits of decreases in interest rates generally lags the effect on our assets. The lagging effect of deposit rate changes is primarily due to the Bank’s deposits that are in the form of certificates of deposit, which do not re-price immediately when the federal funds rate changes.
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
In order to enhance the yield and shorten the term-to-maturity of its loan portfolio, the Company has expanded its commercial real estate lending during recent years. Commercial real estate lending has increased as a percentage of the Company’s total loan portfolio from 28.1% at December 31, 2004 to 35.2% at December 31, 2008. Much of the increase in the Company’s commercial real estate portfolio over this period has been in land development loans. Commercial real estate loans generally, and land development loans in particular, present a higher level of risk than loans secured by one-to-four family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower’s ability to repay the loan may be impaired. If the Company’s commercial real estate loan portfolio fails to perform, the Company’s results of operations and financial condition could be adversely affected. In 2008, the Company experienced a significant increase in non-performing commercial real estate loans as a result of the economic slowdown which increased our loan loss provision and had a negative impact on our earnings.

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
Declines in home values in our markets could adversely impact results from operations. Like all banks, the Company is subject to the effects of any economic downturn, and in particular, a significant decline in home values would likely lead to a decrease in new home equity loan originations and increased delinquencies and defaults in both the consumer home equity loan and residential real estate loan portfolios and result in increased losses in these portfolios. In 2008, the average sale price of homes in our primary market decreased 4.7% from the prior year. Further declines in the average sale prices could lead to higher loan losses.
Regional economic changes in the Company’s markets could adversely impact results from operations.
Like all banks, the Company is subject to the effects of any economic downturn, and in particular a significant decline in home values or reduced commercial development in the Company’s markets could have a negative effect on results of operations. The Company’s success depends primarily on the general economic conditions in the counties in which the Company conducts business, and in the southern Minnesota and northern Iowa area in general. Unlike larger banks that are more geographically diversified, the Company provides banking and financial services to customers primarily in the southern Minnesota counties of Fillmore, Freeborn, Houston, Mower, Olmsted and Winona and portions of Steele, Dodge, Goodhue and Wabasha counties, as well as Marshall and Tama counties in Iowa. The local economic conditions in these market areas have a significant impact on the Company’s ability to originate loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. A significant decline in the general economic conditions caused by inflation, recession, unemployment or other factors beyond the Company’s control would affect these local economic conditions and could adversely affect the Company’s financial condition and results of operations. Recent weakness in the general economy has had a negative impact on our commercial real estate and commercial loan portfolios and non-performing loans increased significantly in 2008. Additionally, because the Company has a significant amount of commercial real estate loans, decreases in tenant occupancy may also have a negative effect on the ability of many of the Company’s borrowers to make timely repayments of their loans, which would have an adverse impact on the Company’s earnings. A significant decline in home values would likely lead to increased delinquencies and defaults in both the consumer home equity loan and residential real estate loan portfolios and result in increased losses in these portfolios.
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

In January 2007, the Company received notification that the Minnesota Department of Revenue was proposing adjustments of $2.2 million to the Company’s Minnesota state tax liability related to the tax treatment of the inter-company dividends paid to the Bank by a former subsidiary in 2002, 2003 and 2004. The Company is challenging the proposed adjustments, the case was heard in the Minnesota state tax court in the fourth quarter of 2008 and a ruling is expected in the second quarter of 2009. A tax exposure reserve has been established based on a range of probable outcomes; however, the final liability may exceed the amount of the reserve.  If the final resolution of the proposed adjustment exceeds the tax exposure reserve established by the Company, the Company’s results of operations could be adversely affected.
Our participation in the Capital Purchase Program (CPP) under the Troubled Asset Relief Program (TARP) imposes restrictions on us affecting our capital stock and our compensation practices that may be adverse, and greater restriction is possible in the future.
As a participant in the U.S. Treasury’s CPP program, we issued $26 million of series A preferred stock to the Treasury in December 2008. Among other limitations, we are subject to certain restrictions relating to distributions on or repurchase of our common stock. Prior to the earlier of December 23, 2011, or the date on which all of the series A preferred stock has been redeemed or Treasury has transferred all of the shares of series A preferred stock to third parties that are not affiliates of Treasury, we may not, without the consent of Treasury, declare or pay a dividend or make any distribution on our common stock, other than regular quarterly cash dividends of not more than $0.25 per share, the amount of the last quarterly cash dividend per share declared on our common stock prior to October 14, 2008, as adjusted for any stock split, stock dividend, reverse stock split, reclassification or similar transaction; dividends payable solely in shares of our common stock; and dividends or distributions in connection with a stockholders’ rights plan of rights or a class or series of our stock that expressly provides that it ranks junior to the series A preferred stock as to dividends and liquidation. So long as any shares of our series A preferred stock remain outstanding, unless all accrued and unpaid dividends for all prior dividend periods have been paid or are contemporaneously declared and paid in full on our series A preferred stock, we may not pay or declare any dividend on our common stock or other junior stock, other than a dividend payable solely in common stock. In addition, prior to the earlier of December 23, 2011, or the date on which all of the series A preferred stock has been redeemed or Treasury has transferred all of the shares of series A preferred stock to third parties that are not affiliates of Treasury, we may not, without the consent of Treasury, redeem, purchase or acquire any shares of our common stock or other capital stock or other equity securities, or any trust preferred securities that we issued, other than for limited exceptions. These restrictions limit our ability to manage our capital resources generally and, specifically, to return capital to our common stockholders, and may adversely affect the value of an investment in our common stock.
As a CPP participant, we are also subject to various executive compensation restrictions that limit our flexibility in determining appropriate compensation for our senior executive officers and other more highly compensated employees and may adversely affect the attraction and retention of management and other key employees. The recent federal stimulus bill amended the compensation provisions of the Emergency Economic Stabilization Act of 2008 that governed CPP participants at the time of Treasury’s investment in HMN. Among other things, the current restrictions (i) prohibit any bonus, retention award or incentive compensation to our five most highly compensated employees unless it is in the form of long-term restricted stock that does not fully vest during the period in which Treasury holds the preferred stock, (ii) prohibit payment of severance for any reason to our executive officers and any of the next five most highly compensated employees, (iii) require us to recover from our executive officers and the next 20 most highly compensated employees any bonus, retention award or incentive compensation when based on materially inaccurate earnings, revenues, gains or other criteria, (iv) require us to permit a non-binding stockholder vote on executive pay, (v) require Treasury to conduct a review of bonuses, retention awards and other compensation paid to our executive officers and the next 20 most highly compensated employees to determine whether such payments were inconsistent with the amended law or TARP or were otherwise contrary to the public interest and to seek their recovery if not, and (vi) prohibit incentive compensation to executive officers that encourage unnecessary and excessive risks that threaten the value of our company. These restrictions apply to us so long as Treasury holds any of our securities (unless it holds only our warrants). Treasury is required to adopt regulations requiring each recipient of CPP funds to meet appropriate standards for executive compensation and corporate governance, including those listed above.
The stock purchase agreement with Treasury permits Treasury unilaterally to modify the agreement to the extent required to comply with any changes after its execution in applicable federal statutes. Whether by means of the foregoing, the exercise of general oversight powers or otherwise, additional, more restrictive legislative or regulatory changes are possible in the future with which we would be obligated to comply and which may affect adversely our operations, the ownership of our capital stock, our financial condition and results of operations, our management and other aspects of our business.
There is no assurance we will be able to employ the CPP funds profitably.
We received gross proceeds of $26 million as a result of the Treasury’s purchase of our series A preferred stock and common stock warrant. To date, we have employed these funds to reduce outstanding liabilities and increase our capital position. While this positions us to grow our loan portfolio, in view of the decreased demand for loans we have experienced, the anticipated reduced demand for loans in 2009, and the continuing credit risks we face in our existing loan portfolio, there is no assurance that we can deploy these funds in a manner that would permit us to realize a positive return to our common stockholders on this capital. Additionally, there are political and regulatory forces to which CPP funding recipients are being subjected that strongly advocate that the CPP funding be used for lending purposes. While there is presently no express requirement to lend any or all of these funds or restriction on use of CPP funding for any other purpose, such an obligation or restrictions could be imposed in the future. In such event, we may be compelled to deploy these funds in a manner inconsistent with the business judgment of management of our Company, that may adversely affect our results of operations and result in increased credit risk.
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
The Company faces significant competition both in attracting deposits and in the origination of loans, as described under the heading “Business — Competition.” Mortgage bankers, commercial banks, credit unions and other savings institutions, which have offices in the Bank’s market area have historically provided most of the Company’s competition for deposits; however, the Company also competes with financial institutions that operate through Internet banking operations throughout the United States. In addition, and particularly in times of high interest rates, the Company faces additional and significant competition for funds from money market and mutual funds, securities firms, commercial banks, credit unions and other savings institutions located in the same communities and those that operate through Internet banking operations throughout the United States. Many competitors have substantially greater financial and other resources than the Company. Moreover, the Company may face increased competition in the origination of loans if competing thrift institutions convert to stock form, because such converting thrifts would likely seek to invest their new capital into loans. Finally, credit unions do not pay federal or state income taxes and are subject to fewer regulatory constraints than savings banks and as a result, they may enjoy a competitive advantage over the Company. The Bank competes for loans principally on the basis of the interest rates and loan fees it charges, the types of loans it originates and the quality of services it provides to borrowers. This competitive strategy places significant competitive pressure on the prices of loans and deposits.

Loss of large checking and money market deposit customers could increase cost of funds and have a negative effect on results of operations.
The Company has a number of large deposit customers that maintain balances in checking and money market accounts at the Bank. The ability to attract these types of deposits has a positive effect on the Company’s net interest margin as they provide a relatively low cost of funds to the Company compared to certificates of deposits or advances. If these depositors were to withdraw these funds and the Bank were not able to replace them with similar types of deposits, the Banks cost of funds would increase and the Company’s results of operation would be negatively impacted. For instance, $82.2 million in escrow deposits held in money market accounts which paid an average rate of 2.34% were disbursed in 2008. These deposits generally were replaced with brokered certificates of deposit which paid an average rate of 4.45% in 2008.
Because of the limited size of the Company, losses on a few large loans or lending relationships can cause significant volatility in earnings.
Due to the Company’s limited size, individual loan amounts can be large relative to the Company’s earnings for a particular period. If one or a few relatively large loans become non-performing in a period and the Company is required to increase its loss reserves, or to write off principal or interest relative to such loans, the operating results of that period could be significantly adversely affected. The effect on results of operations for any given period from a change in the performance of a small number of loans may be disproportionately larger than the impact of such loans on the quality of the Company’s overall loan portfolio. For example, in the third quarter of 2008, the Company made a loan loss provision of $12.0 million as the result of a commercial loan that was charged off due to the apparent fraudulent activities related to the underlying collateral on the loan. The loan loss provision contributed to a net loss of $7.1 million in the quarter. Subsequent to year end, our internal loan limits were lowered to $4.5 million per borrower. However, existing borrowers with relationships over that limit were “grandfathered” in and it will take time to reduce the size of all existing relationships below the new limit.
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

The Company may not be able to meet its cash flow needs on a timely basis at a reasonable cost, and its cost of funds for banking operations may significantly increase as a result of general economic conditions, interest rates and competitive pressures.
Liquidity is the ability to meet cash flow needs on a timely basis and at a reasonable cost. The liquidity of the Bank is used to make loans and to repay deposit and borrowing liabilities as they become due, or are demanded by customers and creditors. Many factors affect the Bank’s ability to meet liquidity needs, including variations in the markets served by its network of offices, its mix of assets and liabilities, reputation and standing in the marketplace and general economic conditions.
The Bank’s primary source of funding is retail deposits, gathered through its network of sixteen banking offices. Wholesale funding sources principally consist of borrowing lines from the FHLB of Des Moines and the Federal Reserve Bank and brokered certificates of deposit obtained from the national market. The Bank’s securities and loan portfolios provide a source of contingent liquidity that could be accessed in a reasonable time period through sales.
Significant changes in general economic conditions, market interest rates, competitive pressures or otherwise, could cause the Bank’s deposits to decrease relative to overall banking operations, and it would have to rely more heavily on brokered funds and borrowing in the future, which are typically more expensive than deposits.
The Bank actively manages its liquidity position and monitors it using cash flow forecasts. Based on these forecasts, management has determined that it has adequate liquidity available at December 31, 2008. However, changes in economic conditions, including consumer savings habits and availability or access to borrowed funds and the brokered deposit market could potentially have a significant impact on the Company’s liquidity position, which in turn could materially impact its financial condition, results of operations and cash flows. Further information about the Company’s liquidity position is available on page 18 in the “Liquidity and Capital Resources” section of the Annual Report to Security Holders for the year ended December 31, 2008.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The Company leases the corporate office in Rochester, Minnesota and owns the buildings and land for 10 of its 16 full service branches. The remaining six full service branches and two loan origination offices are leased. These offices are located at 1016 Civic Center Drive NW, Rochester, Minnesota, 7389 Airport View Drive SW, Rochester, Minnesota and 2805 Dodd Road, Suite 160, Eagan, Minnesota. Leased private banking offices are located at 5201 Eden Avenue, Suite 170, Edina, Minnesota, 1016 Civic Center Drive NW, Rochester, Minnesota and 100 1st Ave Bldg., Suite 200, Rochester, Minnesota. The Company’s loan origination offices are located at 50 14th Avenue East, Suite 100, Sartell, Minnesota and 2765 Commerce Drive NW, Rochester, Minnesota. The Bank uses all properties and they are all located in Minnesota, except for two full service branches located in Iowa.
ITEM 3. LEGAL PROCEEDINGS
From time to time, the Bank and the Company are involved as plaintiff or defendant in various legal proceedings arising in the normal course of its business. While the ultimate outcome of these various legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal actions should not have a material effect on the Company’s consolidated financial condition or results of operations. However, if the Company were to lose its tax assessment challenge with the Minnesota Department of Revenue it could have a material effect on the Company’s consolidated financial condition or results of operations. See Note 13 of the Notes to the Consolidated Financial Statements for more information.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The information on page 20 under the caption “Dividends”, page 40 in paragraphs 1, 2, 3, 5 and 6 under the caption “Note 16 Stockholders’ Equity”, and page 52 under the caption “Common Stock Information” and the inside back cover page of the Annual Report to Security Holders for the year ended December 31, 2008 is incorporated herein by reference. Prior to the earlier of December 23, 2011, or the date on which all of our series A preferred stock has been redeemed or Treasury has transferred all of the shares of our series A preferred stock to third parties that are not affiliates of Treasury, we may not, without the consent of Treasury, declare or pay a dividend or make any distribution on our common stock, other than regular quarterly cash dividends of not more than $0.25 per share, the amount of the last quarterly cash dividend per share declared on our common stock prior to October 14, 2008, as adjusted for any stock split, stock dividend, reverse stock split, reclassification or similar transaction; dividends payable solely in shares of our common stock; and dividends or distributions in connection with a stockholders’ rights plan of rights or a class or series of our stock that expressly provides that it ranks junior to the series A preferred stock as to dividends and liquidation. So long as any shares of our series A preferred stock remain outstanding, unless all accrued and unpaid dividends for all prior dividend periods have been paid or are contemporaneously declared and paid in full on our series A preferred stock, we may not pay or declare any dividend on our common stock or other junior stock, other than a dividend payable solely in common stock.
On July 31, 2008, the Board of Directors authorized the repurchase of up to 300,000 shares of the Company’s common stock through January 26, 2010. No repurchases have been made under the program. Prior to the earlier of December 23, 2011, or the date on which all of our series A preferred stock has been redeemed or Treasury has transferred all of the shares of our series A preferred stock to third parties that are not affiliates of Treasury, we may not, without the consent of Treasury, redeem, purchase or acquire any shares of our common stock or other capital stock or other equity securities, or any trust preferred securities that we issued, other than for limited exceptions.

STOCKHOLDER RETURN PERFORMANCE PRESENTATION
The following graph compares the total cumulative stockholders’ return on the Company’s common Stock to the NASDAQ U.S. Stock Index (“NASDAQ Composite”), which includes all NASDAQ traded stocks of U.S. companies, and the SNL Bank NASDAQ Index.

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
HMN Financial, Inc.	100.00	140.01	128.93	155.28	114.17	20.24
NASDAQ Composite	100.00	108.59	110.08	120.56	132.39	78.72
SNL Bank NASDAQ	100.00	114.61	111.12	124.75	97.94	71.13
ITEM 6. SELECTED FINANCIAL DATA
The information on page 4 under the caption “Five Year Consolidated Financial Highlights” of the Annual Report to Security Holders for the year ended December 31, 2008 is incorporated herein by reference.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The table on page 7 and the tables regarding investment maturities on page 18 of Part 1 Item 1 of this report, as well as the information on pages 5 through 23 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, other than the section captioned “Market Risk”, of the Annual Report to Security Holders for the year ended December 31, 2008 is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The information on pages 21 through 23 under the captions “Market Risk” and “Asset/Liability Management” of the Annual Report to Security Holders for the year ended December 31, 2008 is incorporated herein by reference.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements (including the notes to the financial statements) on pages 24 through 47, other than the sections captioned “Other Financial Data” and “Common Stock Information”, of the Annual Report to Security Holders for the year ended December 31, 2008 is incorporated herein by reference.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Bank’s President, our Principal Executive Officer and our Chief Financial Officer, our Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
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
Under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under this framework, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008. The registered public accounting firm that audited the Company’s financial statements incorporated into this Form 10-K has issued the following attestation report on the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
HMN Financial, Inc.:
We have audited HMN Financial, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). HMN Financial, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report. Our responsibility is to express an opinion on HMN Financial, Inc.’s internal control over financial reporting based on our audit.
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
In our opinion, HMN Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of HMN Financial, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 2, 2009 expressed an unqualified opinion on those consolidated financial statements.
Minneapolis, Minnesota
March 2, 2009

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
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information required by this Item is incorporated by reference from the information under the caption “Executive Officers” in Part I of this report and under the captions “Board of Directors,” “Committees of the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Company’s fiscal year ended December 31, 2008.
The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial and accounting officer, controller and other persons performing similar functions. The Company has posted the Code of Ethics on its website located at www.hmnf.com. The Company intends to post on its website any amendment to a provision of the Code of Ethics that applies to its principal executive officer, principal financial and accounting officer, controller or other persons performing similar functions within five business days following the date of such amendment or waiver.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from the information under the caption “2008 Executive Compensation”, “Compensation Discussion and Analysis”, “2008 Director Compensation”, “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Company’s fiscal year ended December 31, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference from the information under the captions “Security Ownership of Management and Certain Beneficial Owners” and “Other Equity Compensation Plan Information” in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Company’s fiscal year ended December 31, 2008.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from the information under the captions “Proposal I — Election of Directors — Board of Directors” and “Corporate Governance — Committees of the board of Directors; — Director Independence; and — Certain Transactions” in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Company’s fiscal year ended December 31, 2008.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference from the information under the caption “Corporate Governance — Independent Registered Public Accounting Firm Fees” in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Company’s fiscal year ended December 31, 2008.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     1. Financial Statements
The following financial statements appearing in the Company’s Annual Report to Security Holders for the year ended December 31, 2008, are incorporated herein by reference.
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

HMN FINANCIAL, INC.
Date: March 4, 2009	By:	/s/ Bradley C. Krehbiel
Bradley C. Krehbiel,
Home Federal Savings Bank President

     Each of the undersigned hereby appoints Timothy Geisler and Jon J. Eberle, and each of them (with full power to act alone), as attorneys and agents for the undersigned, with full power of substitution, for and in the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission under the Securities Act of 1934, as amended, any and all amendments and exhibits to this Annual Report on Form 10-K and any and all applications, instruments, and other documents to be filed with the Securities and Exchange Commission pertaining to this Annual Report on Form 10-K or any amendments thereto, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary or desirable. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 4, 2009.

Name	Title

/s/ Bradley C. Krehbiel Bradley C. Krehbiel	President, Home Federal Savings Bank (Principal Executive Officer)

/s/ Jon J. Eberle Jon J. Eberle	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ Timothy R. Geisler	Chairman of the Board

Timothy R. Geisler

/s/ Allan R. DeBoer	Director

Allan R. DeBoer

/s/ Duane D. Benson	Director

Duane D. Benson

/s/ Michael J. Fogarty	Director

Michael J. Fogarty

/s/ Karen L. Himle	Director

Karen L. Himle

/s/ Susan K. Kolling	Director

Susan K. Kolling

/s/ Malcolm W. McDonald	Director

Malcolm W. McDonald

/s/ Mahlon C. Schneider	Director

Mahlon C. Schneider

INDEX TO EXHIBITS

Exhibit
Number	Exhibit	Filing Status
3.1	Amended and Restated Certificate of Incorporation	Incorporated by Reference (1)

3.2	Amended and Restated By-laws	Incorporated by Reference (2)

4.1	Form of Common Stock Certificate	Incorporated by Reference (3)

4.2	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series A	Incorporated by Reference (4)

4.3	Warrant to Purchase Common Stock, dated December 23, 2008	Incorporated by Reference (5)

10.1†	Employment Agreement with Michael McNeil dated as of May 27, 2008	Incorporated by Reference (6)

10.2†	Form of Change in Control Agreement with executive officers	Incorporated by Reference (7)

10.3†	Directors Deferred Compensation Plan	Incorporated by Reference (8)

10.4†	Amended and Restated HMN Financial, Inc. Stock Option and Incentive Plan dated July 29, 1998	Incorporated by Reference (9)

10.5†	HMN Financial, Inc. 2001 Omnibus Stock Plan	Incorporated by Reference (10)

10.6†	Form of Incentive Stock Option Agreement for HMN Financial, Inc. 2001 Omnibus Stock	Incorporated by Reference (11)

10.7†	Form of Non-Statutory Stock Option Agreement for HMN Financial, Inc. 2001 Omnibus Stock Plan	Incorporated by Reference (12)

10.8†	Form of Restricted Stock Agreement for HMN Financial, Inc. 2001 Omnibus Stock Plan	Incorporated by Reference (13)

10.9	HMN Financial, Inc. Employee Stock Ownership Plan (as amended through February 26, 2008)	Incorporated by Reference (14)

10.10	Letter Agreement, dated December 23, 2008, including Securities Purchase Agreement—Standard Terms incorporated therein by reference, between HMN Financial, Inc. and the United States Department of the Treasury	Incorporated by Reference (15)

10.11†	Form of Agreement with Senior Executive Officer to Amend Certain Benefit Plans of the Company	Incorporated by Reference (16)

10.12†	Form of Waiver by Senior Executive Officers	Incorporated by Reference (17)

13	Portions of Annual Report to Security Holders incorporated by reference	Filed Electronically

14	Code of Business Conduct and Ethics	Incorporated by Reference (18)

21	Subsidiaries of Registrant	Filed Electronically

23	Consent of KPMG LLP	Filed Electronically

24	Powers of Attorney	Included with Signatures

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically

32	Section 1350 Certifications	Filed Electronically

†	Management contract or compensatory arrangement

1	Incorporated by reference to Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1998 (File No. 0-24100).

2	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 10-Q, as amended, for the period ended September 30, 2008 (File No. 0-24100).

3	Incorporated by reference to the same numbered exhibit to the Company’s Registration Statement on Form S-1 dated April 1, 1994 (File No. 33-77212).

4	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 19, 2008, filed on December 23, 2008 (File No. 0-24100).

5	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 19, 2008, filed on December 23, 2008 (File No. 0-24100).

6	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 27, 2008, filed on June 2, 2008 (File No. 0-24100).

7	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 27, 2008, filed on June 2, 2008 (File No. 0-24100).

8	Incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 1994 (File No. 0-24100).

9	Incorporated by reference to Exhibit 10.1(b) to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1998 (File No. 0-24100).

10	Incorporated by reference to Exhibit B to the Company’s Proxy Statement for its Annual Meeting of Stockholders held on April 24, 2001 (File no. 0-24100).

11	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004 (File No. 0-24100).

12	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004 (File No. 0-24100).

13	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated January 24, 2005, filed on January 28, 2005 (File No. 0-24100).

14	Incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the period ended December 31, 2007 (File No. 0-24100).

15	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 19, 2008, filed on December 23, 2008 (File No. 0-24100).

16	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 19, 2008, filed on December 23, 2008 (File No. 0-24100).

17	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 19, 2008, filed on December 23, 2008 (File No. 0-24100).

18	Incorporated by reference to Exhibit 14 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005 (File No. 0-24100).