Form 10-Q
period 2009-03-31
HMN FINANCIAL INC
filed 2009-05-04
CIK 921183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
     Yes ☑       No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
     Yes ☐       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐       No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at April 21, 2009
Common stock, $0.01 par value	4,162,896

HMN FINANCIAL, INC.
CONTENTS

PART I — FINANCIAL INFORMATION
Item 1 : Financial Statements
HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31,	December 31,
(Dollars in thousands)	2009	2008
	(unaudited)
Assets
Cash and cash equivalents	$12,541	15,729
Securities available for sale:
Mortgage-backed and related securities (amortized cost $71,138 and $76,166)	72,702	77,327
Other marketable securities (amortized cost $85,503 and $95,445)	87,167	97,818

	159,869	175,145

Loans held for sale	3,880	2,548
Loans receivable, net	877,309	900,889
Accrued interest receivable	4,758	5,568
Real estate, net	19,753	10,558
Federal Home Loan Bank stock, at cost	7,286	7,286
Mortgage servicing rights, net	765	728
Premises and equipment, net	13,759	13,972
Prepaid expenses and other assets	4,627	4,408
Deferred tax asset, net	8,812	8,649

Total assets	$1,113,359	1,145,480

Liabilities and Stockholders’ Equity
Deposits	$798,369	880,505
Federal Home Loan Bank advances and Federal Reserve borrowings	192,500	142,500
Accrued interest payable	4,643	6,307
Customer escrows	1,949	639
Accrued expenses and other liabilities	6,517	3,316

Total liabilities	1,003,978	1,033,267

Commitments and contingencies Stockholders’ equity:
Serial preferred stock ($.01 par value):
Authorized 500,000 shares; issued shares 26,000	23,448	23,384
Common stock ($.01 par value):
Authorized 11,000,000; issued shares 9,128,662	91	91
Additional paid-in capital	60,816	60,687
Retained earnings, subject to certain restrictions	95,264	98,067
Accumulated other comprehensive income, net of tax	1,947	2,091
Unearned employee stock ownership plan shares	(3,722)	(3,771)
Treasury stock, at cost 4,965,766 and 4,961,032 shares	(68,463)	(68,336)

Total stockholders’ equity	109,381	112,213

Total liabilities and stockholders’ equity	$1,113,359	1,145,480

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Income (Loss)
(unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2009	2008

Interest income:
Loans receivable	$13,628	15,520
Securities available for sale:
Mortgage-backed and related	802	224
Other marketable	946	1,910
Cash equivalents	0	57
Other	(23)	80

Total interest income	15,353	17,791

Interest expense:
Deposits	4,975	7,870
Federal Home Loan Bank advances and Federal Reserve borrowings	1,596	1,237

Total interest expense	6,571	9,107

Net interest income	8,782	8,684
Provision for loan losses	6,569	1,560

Net interest income after provision for loan losses	2,213	7,124

Non-interest income:
Fees and service charges	941	793
Loan servicing fees	252	242
Gain on sales of loans	423	156
Other	(972)	327

Total non-interest income	644	1,518

Non-interest expense:
Compensation and benefits	3,849	3,360
Occupancy	1,092	1,132
Advertising	135	124
Data processing	193	342
Amortization of mortgage servicing rights, net	155	160
Other	1,815	1,134

Total non-interest expense	7,239	6,252

Income (loss) before income tax expense (benefit)	(4,382)	2,390
Income tax expense (benefit)	(1,760)	902

Net income (loss)	(2,622)	1,488
Preferred stock dividends and discount	(429)	0

Net income (loss) available to common shareholders	(3,051)	1,488

Basic earnings (loss) per common share	$(0.83)	0.41

Diluted earnings (loss) per common share	$(0.83)	0.39

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss)
For the Three Month Period Ended March 31, 2009
(unaudited)

						Unearned
						Employee
					Accumulated	Stock		Total
			Additional		Other	Ownership		Stock-
	Preferred	Common	Paid-in	Retained	Comprehensive	Plan	Treasury	Holders’
(Dollars in thousands)	Stock	Stock	Capital	Earnings	Income	Shares	Stock	Equity

Balance, December 31, 2008	$23,384	91	60,687	98,067	2,091	(3,771)	(68,336)	112,213
Net loss				(2,622)				(2,622)
Other comprehensive loss, net of tax:
Net unrealized losses on securities available for sale					(144)			(144)

Total comprehensive loss								(2,766)
Preferred stock discount amortization	64		(64)					0
Restricted stock awards forfeited			127				(127)	0
Restricted stock awards dividend forfeited				7				7
Stock compensation tax benefits			7					7
Amortization of restricted stock awards			76					76
Preferred stock dividends paid				(188)				(188)
Earned employee stock ownership plan shares			(17)			49		32

Balance, March 31, 2009	$23,448	91	60,816	95,264	1,947	(3,722)	(68,463)	109,381

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2009	2008
Cash flows from operating activities:
Net (loss) income	$(2,622)	1,488
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Provision for loan losses	6,569	1,560
Provision for real estate losses	1,024	0
Depreciation	488	448
Amortization of (discounts) premiums, net	122	(542)
Amortization of deferred loan fees	(247)	(203)
Amortization of mortgage servicing rights, net	155	160
Capitalized mortgage servicing rights	(193)	0
Gain on sales of real estate	79	(156)
Gain on sales of loans	(423)	(156)
Proceeds from sale of loans held for sale	25,088	16,295
Disbursements on loans held for sale	(25,987)	(15,853)
Amortization of restricted stock awards	76	98
Amortization of unearned ESOP shares	49	49
Earned employee stock ownership shares priced above (below) original cost	(17)	57
Stock option compensation	7	8
Decrease in accrued interest receivable	810	467
Decrease in accrued interest payable	(1,664)	(423)
Decrease (increase) in other assets	(140)	49
Increase (decrease) in other liabilities	3,113	(3,680)
Other, net	40	19

Net cash provided by operating activities	6,327	(315)

Cash flows from investing activities:
Principal collected on securities available for sale	5,035	852
Proceeds collected on maturities of securities available for sale	10,000	30,000
Purchases of Federal Home Loan Bank Stock	0	(1,374)
Redemption of Federal Home Loan Bank Stock	0	1,992
Proceeds from sales of real estate	122	1,381
Net decrease (increase) in loans receivable	6,838	(17,311)
Purchases of premises and equipment	(310)	(836)

Net cash provided by investing activities	21,685	14,704

Cash flows from financing activities:
Increase (decrease) in deposits	(82,322)	5,370
Purchase of treasury stock	0	(723)
Dividends to stockholders	(188)	(917)
Proceeds from borrowings	592,000	51,800
Repayment of borrowings	(542,000)	(66,800)
Increase in customer escrows	1,310	699

Net cash used by financing activities	(31,200)	(10,571)

Increase (decrease) in cash and cash equivalents	(3,188)	3,818
Cash and cash equivalents, beginning of period	15,729	23,718

Cash and cash equivalents, end of period	$12,541	27,536

Supplemental cash flow disclosures:
Cash paid for interest	$8,235	9,530
Cash paid for income taxes	33	2,465
Supplemental noncash flow disclosures:
Transfer of loans to real estate	10,420	3,205
Loans transferred to loans held for sale	0	81
See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
March 31, 2009 and 2008
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
(2) Basis of Preparation
The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income (loss), consolidated statement of stockholders’ equity and comprehensive income (loss) and consolidated statements of cash flows in conformity with U.S. generally accepted accounting principles. However, all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The consolidated statement of income (loss) for the three-month period ended March 31, 2009 is not necessarily indicative of the results which may be expected for the entire year.
Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform with the current period presentation.
(3) New Accounting Standards
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles and is not anticipated to have any impact on the Company’s consolidated financial statements.
In April 2009, the FASB issued Staff Position No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS No. 157-4). This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. It also includes guidance on identifying circumstances that indicate a transaction is not orderly. It emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received in the sale of an asset, or paid to transfer a liability, in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This FSP is to be applied prospectively and is effective for interim and annual reporting periods ending after June 15, 2009. The impact of adopting FSP FAS No. 157-4 in the second quarter of 2009 is not anticipated to have a material impact on the Company’s consolidated financial statements.
In April 2009, the FASB issued Staff Position FAS No. 115-2 and FAS 124-2, Recognition and Presentation of

Other-Than-Temporary Impairments (FSP FAS No. 115-2 and FAS 124-2). This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The impact of adopting FSP FAS No. 115-2 and FAS 124-2 in the second quarter of 2009 is not anticipated to have a material impact on the Company’s consolidated financial statements.
In April 2009, the FASB issued Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS No. 107-1 and APB 28-1). The FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 if a company also elects to early adopt FSP FAS 115-2 and FAS 124-2. The impact of adopting FSP FAS No. 107-1 and APB 28-1 in the second quarter of 2009 is not anticipated to have a material impact on the Company’s consolidated financial statements.
(4) Derivative Instruments and Hedging Activities
The Company has commitments outstanding to extend credit to future borrowers that had not closed prior to the end of the quarter. The Company intends to sell these commitments, which are referred to as its mortgage pipeline. As commitments to originate or purchase loans enter the mortgage pipeline, the Company generally enters into commitments to sell the mortgage pipeline into the secondary market on a firm commitment or best efforts basis. The commitments to originate, purchase or sell loans on a firm commitment basis are derivatives. As a result of marking to market the mortgage pipeline and the related firm commitments to sell for the period ended March 31, 2009, the Company recorded an increase in other assets of $78,000, an increase in other liabilities of $56,000 and a gain included in the gain on sales of loans of $22,000.
The current commitments to sell loans held for sale are derivatives that do not qualify for hedge accounting. As a result, these derivatives are marked to market and the related loans held for sale are recorded at the lower of cost or market. The Company recorded an increase in other liabilities of $33,000 and a loss included in the gain on sales of loans of $33,000 due to the mark to market adjustment on the commitments to sell loans held for sale.
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

The following table summarizes the assets of the Company for which fair values are determined on a recurring basis as of March 31, 2009.

	Carrying value at March 31, 2009
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale	$159,869	12,285	147,584	0
Mortgage loan commitments	8	0	8	0

Total	$159,877	12,285	147,592	0

The Company may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from the application of the lower-of-cost-or-market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis in the first quarter of 2009 that were still held at March 31, 2009, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at March 31, 2009.

					Three months ended
	Carrying value at March 31, 2009				March 31, 2009
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
Loans held for sale	$3,880	0	3,880	0	(42)
Mortgage servicing rights	765	0	765	0	0
Loans (1)	58,559	0	58,559	0	407
Real estate, net (2)	19,753	0	19,753	0	(1,024)

Total	$82,957	0	82,957	0	(659)

					Three months ended
	Carrying value at March 31, 2008				March 31, 2008
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
Loans held for sale	$3,090	0	3,090	0	0
Mortgage servicing rights	1,110	0	1,110	0	0
Loans (1)	23,995	0	23,995	0	(1,316)
Real estate, net (2)	4,184	0	4,184	0	0

Total	$32,379	0	32,379	0	(1,316)

(1)	Represents carrying value and related write-downs of loans for which adjustments are based on the appraised value of the collateral. The carrying value of loans fully charged-off is zero.

(2)	Represents the fair value and related losses of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.
(6) Comprehensive Income (Loss)
Other comprehensive income (loss) is defined as the change in equity during a period from transactions and other events from nonowner sources. Comprehensive income is the total of net income (loss) and other comprehensive income (loss), which for the Company is comprised of unrealized gains and losses on securities available for sale. The components of other comprehensive income (loss) and the related tax effects were as follows:

	For the period ended March 31,
	2009			2008
(Dollars in thousands)	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Securities available for sale:
Net unrealized gains (losses) arising during the period	$(306)	(162)	(144)	2,029	829	1,200

Other comprehensive income (loss)	$(306)	(162)	(144)	2,029	829	1,200

(7) Securities Available For Sale
The following table shows the gross unrealized losses and fair value for the securities available for sale portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2009.

	March 31, 2009
	Less than twelve months			Twelve months or more			Total
	# of	Fair	Unrealized	# of	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Investments	Value	Losses	Investments	Value	Losses	Value	Losses

Mortgage backed securities:
FHLMC	0	$0	0	1	$2,782	(63)	$2,782	(63)
FNMA	1	9	0	1	2,128	(5)	2,137	(5)
Other marketable securities:
Corporate preferred stock	1	350	(350)	0	0	0	350	(350)

Total temporarily impaired securities	2	$359	(350)	2	$4,910	(68)	$5,269	(418)

	March 31, 2008
	Less than twelve months			Twelve months or more			Total
	# of	Fair	Unrealized	# of	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Investments	Value	Losses	Investments	Value	Losses	Value	Losses

Mortgage backed securities:
FHLMC	0	$0	0	1	$2,453	(406)	$2,453	(406)
FNMA	0	0	0	3	2,759	(147)	2,759	(147)

Total temporarily impaired securities	0	$0	(0)	4	$5,212	(553)	$5,212	(553)

These fixed rate investments are temporarily impaired due to changes in interest rates and the Company has the intent and ability to hold to maturity or until the temporary loss is recovered. Mortgage backed securities in the table above had an average remaining life of less than eight years and the other marketable security had an average remaining life of less than twenty-five years at March 31, 2009.
(8) Mortgage Servicing Rights
A summary of mortgage servicing activity is as follows:

	Three months ended	Twelve months ended	Three months ended
(Dollars in thousands)	March 31, 2009	December 31, 2008	March 31, 2008
Mortgage servicing rights:
Balance, beginning of period	$728	1,270	1,270
Originations	193	28	0
Amortization	(156)	(570)	(160)

Balance, end of period	765	728	1,110

Fair value of mortgage servicing rights	$2,004	2,339	2,875

All of the loans being serviced were single family loans under the FNMA mortgage-backed security program or the individual loan sale program. The following is a summary of the risk characteristics of the loans being serviced at March 31, 2009.

		Weighted	Weighted
	Loan	Average	Average
	Principal	Interest	Remaining	Number
(Dollars in thousands)	Balance	Rate	Term	of Loans

Original term 30 year fixed rate	$193,033	5.79%	286	1,810
Original term 15 year fixed rate	95,780	5.14%	107	1,606
Adjustable rate	1,288	5.05%	290	14
The gross carrying amount of mortgage servicing rights and the associated accumulated amortization at March 31,

2009 is presented in the following table. Amortization expense for mortgage servicing rights was $155,000 and $160,000 for the three months ended March 31, 2009 and 2008, respectively.

	Gross		Unamortized
	Carrying	Accumulated	Intangible
(Dollars in thousands)	Amount	Amortization	Assets

Amortized intangible assets:
Mortgage servicing rights	$4,043	(3,278)	765

Total	$4,043	(3,278)	765

The following table indicates the estimated future amortization expense for the next five years for mortgage servicing rights:

Mortgage
Servicing
(Dollars in thousands)	Rights

Year ending December 31,
2009	$286
2010	204
2011	115
2012	65
2013	40
Projections of amortization are based on existing asset balances and the existing interest rate environment as of March 31, 2009. The Company’s actual experience may be significantly different depending upon changes in mortgage interest rates and other market conditions.
(9) Earnings per Share
The following table reconciles the weighted average shares outstanding and the income available to common shareholders used for basic and diluted EPS:

	Three months ended March 31,
	2009	2008
Weighted average number of common shares outstanding used in basic earnings per common share calculation	3,675,984	3,650,396
Net dilutive effect of:
Options	0	96,927
Restricted stock awards	0	27,873

Weighted average number of shares outstanding adjusted for effect of dilutive securities	3,675,984	3,775,196

Income (loss) available to common shareholders	$(3,050,752)	1,488,000
Basic earnings (loss) per common share	$(0.83)	0.41
Diluted earnings (loss) per common share	$(0.83)	0.39
At March 31, 2009 there were 16,114 common share equivalents outstanding that are not included in the calculation of diluted earnings per share as they are antidilutive.
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
Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Tier I or Core capital and Risk-based capital (as defined in the regulations) to total assets (as defined). Management believes, as of March 31, 2009, that the Bank meets all capital adequacy requirements to which it is subject.

Management believes that based upon the Bank’s capital calculations at March 31, 2009 and other conditions consistent with the Prompt Corrective Actions Provisions of the OTS regulations, the Bank would be categorized as well capitalized.
On March 31, 2009, the Bank’s tangible assets and adjusted total assets were $1.11 billion and its risk-weighted assets were $890.8 million. The following table presents the Bank’s capital amounts and ratios at March 31, 2009 for actual capital, required capital and excess capital including ratios required to qualify as a well capitalized institution under the Prompt Corrective Actions regulations.

			Required to be				To Be Well Capitalized
			Adequately				Under Prompt Corrective
	Actual		Capitalized		Excess Capital		Action Provisions
		Percent of		Percent of		Percent of		Percent of
(Dollars in thousands)	Amount	Assets(1)	Amount	Assets (1)	Amount	Assets(1)	Amount	Assets(1)
Bank stockholder’s equity	$104,972

Less:
Net unrealized gains on certain securities available for sale	(2,156)

Tier I or core capital	102,816

Tier I capital to adjusted total assets		9.27%	$44,351	4.00%	$58,465	5.27%	$55,439	5.00%

Tier I capital to risk-weighted assets		11.54%	$35,631	4.00%	$67,185	7.56%	$53,446	6.00%

Plus:
Allowable allowance for loan losses	10,054

Risk-based capital	$112,870		$71,261		$41,609		$89,077

Risk-based capital to risk- weighted assets		12.67%		8.00%		4.67%		10.00%

(1)	Based upon the Bank’s adjusted total assets for the purpose of the tangible and core capital ratios and risk-weighted assets for the purpose of the risk-based capital ratio.
(11) Commitments and Contingencies
The Bank issued standby letters of credit which guarantee the performance of customers to third parties. The standby letters of credit issued and available at March 31, 2009 were approximately $5.3 million, expire over the next two years, and are collateralized primarily with commercial real estate mortgages. Since the conditions under which the Bank is required to fund the standby letters of credit may not materialize, the cash requirements are expected to be less than the total outstanding commitments.
In February 2007, the Minnesota Department of Revenue (MDR) assessed a deficiency of $2.2 million against the Company’s 2002 through 2004 Minnesota state tax payments. The deficiency relates to the tax treatment of the inter-company dividends paid to the Bank by a former subsidiary of the Company. The Company is challenging the proposed adjustments and the case was heard in the Minnesota state tax court in the fourth quarter of 2008 and a ruling is expected in the second quarter of 2009. If the assessment challenge is not successful, the Company could potentially record a net increase in income tax and related expenses of up to $1.5 million after considering federal income tax deductions and previously recorded contingency accruals.
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

	Home Federal			Consolidated
(Dollars in thousands)	Savings Bank	Other	Eliminations	Total

At or for the quarter ended March 31, 2009:

Interest income — external customers	$15,353	0	0	15,353
Non-interest income — external customers	648	1	0	649
Earnings (loss) on limited partnerships	(5)	0	0	(5)
Intersegment interest income	0	4	(4)	0
Intersegment non-interest income	44	(2,457)	2,413	0
Interest expense	6,575	0	(4)	6,571
Amortization of mortgage servicing rights, net	155	0	0	155
Other non-interest expense	6,929	199	(44)	7,084
Income tax (benefit)	(1,732)	(28)	0	(1,760)
Net loss	(2,456)	(2,623)	2,457	(2,622)
Total assets	1,112,271	109,981	(108,893)	1,113,359

At or for the quarter ended March 31, 2008:

Interest income — external customers	$17,787	4	0	17,791
Non-interest income — external customers	1,513	0	0	1,513
Earnings on limited partnerships	5	0	0	5
Intersegment interest income	0	43	(43)	0
Intersegment non-interest income	44	1,561	(1,605)	0
Interest expense	9,150	0	(43)	9,107
Amortization of mortgage servicing rights, net	160	0	0	160
Other non-interest expense	5,959	177	(44)	6,092
Income tax expense (benefit)	957	(55)	0	902
Net income	1,563	1,486	(1,561)	1,488
Goodwill	3,801	0	0	3,801
Total assets	1,100,736	100,316	(96,283)	1,104,769

HMN FINANCIAL, INC.

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking Information
This quarterly report and other reports filed by the Company with the Securities and Exchange Commission may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are often identified by such forward-looking terminology as “expect,” “intent,” “look,” “believe,” “anticipate,” “estimate,” “project,” “seek,” “may,” “will,” “would,” “could,” “should,” “trend,” “target,” and “goal” or similar statements or variations of such terms and include, but are not limited to those relating to the adequacy of available liquidity to the Bank, the future outlook for the Company and the Company’s compliance with regulatory standards. A number of factors could cause actual results to differ materially from the Company’s assumptions and expectations. These include but are not limited to the adequacy and marketability of real estate securing loans to borrowers, possible legislative and regulatory changes and adverse economic, business and competitive developments such as shrinking interest margins; reduced collateral values; deposit outflows; reduced demand for financial services and loan products; changes in accounting policies and guidelines, or monetary and fiscal policies of the federal government or tax laws; international economic developments, changes in credit or other risks posed by the Company’s loan and investment portfolios; technological, computer-related or operational difficulties; adverse changes in securities markets; results of litigation; the Company’s participation in the U.S. Treasury Department’s Capital Purchase Program; the Company’s use of the proceeds from the sale of securities to the U.S. Treasury Department or other significant uncertainties. Additional factors that may cause actual results to differ from the Company’s assumptions and expectations include those set forth in the Company’s most recent filing on Form 10-K and Form 10-Q with the Securities and Exchange Commission. All forward-looking statements are qualified by, and should be considered in conjunction with, such cautionary statements. For additional discussion of the risks and uncertainties applicable to the Company, see the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and Part II, Item 1A of this quarterly report on Form 10-Q.
General
The earnings of the Company are primarily dependent on the Bank’s net interest income, which is the difference between interest earned on loans and investments, and the interest paid on interest-bearing liabilities such as deposits, Federal Home Loan Bank (FHLB) advances, and Federal Reserve borrowings. The difference between the average rate of interest earned on assets and the average rate paid on liabilities is the “interest rate spread”. Net interest income is produced when interest-earning assets equal or exceed interest-bearing liabilities and there is a positive interest rate spread. Net interest income and net interest rate spread are affected by changes in interest rates, the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. The Company’s net income is also affected by the generation of non-interest income, which consists primarily of gains or losses from the sale of securities, gains from the sale of loans, fees for servicing mortgage loans, and the generation of fees and service charges on deposit accounts. The Bank incurs expenses in addition to interest expense in the form of salaries and benefits, occupancy expenses, provisions for loan losses and amortization of mortgage servicing assets. Over the past several years, the Company has increased the emphasis on commercial and commercial real estate loans, which has increased the credit risk inherent in the loan portfolio. While HMN did not originate or hold subprime mortgages in its loan portfolio, purchase investments backed by subprime mortgages, or incur any write downs directly related to subprime mortgages, subprime credit issues indirectly impacted the Company by making it more difficult for some borrowers with marginal credit to qualify for a mortgage because most of the non-traditional mortgage products were eliminated by the banks and mortgage companies that were previously offering them. This decrease in available credit reduced the demand for single family homes as there were fewer qualified buyers in the marketplace. The decrease in demand for housing and building lots affected our level of charge offs and the risk ratings on some of our residential development loans. Consequently, the provision for loan losses has increased due to commercial real estate loan charge offs and risk rating downgrades due primarily to decreased demand for housing and building and a general decline in the economic conditions in our markets.

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
Allowance for Loan Losses and Related Provision
The allowance for loan losses is based on periodic analysis of the loan portfolio. In this analysis, management considers factors including, but not limited to, specific occurrences of loan impairment, changes in the size of the portfolios, national and regional economic conditions such as unemployment data, loan portfolio composition, loan delinquencies, local construction permits, development plans, local economic growth rates, value of underlying collateral, historical experience and observations made by the Company’s ongoing internal audit and regulatory exam processes. Loans are charged off to the extent they are deemed to be uncollectible. The Company has established separate components of its overall methodology to determine the adequacy of the loan loss allowance for its homogeneous single-family and consumer loan portfolios and its non-homogeneous loan portfolios. The determination of the allowance for the non-homogeneous commercial, commercial real estate, and multi-family loan portfolios involves assigning standardized risk ratings and loss factors that are periodically reviewed. The loss factors are estimated using a combination of the Company’s own loss experience and external industry data and are generally assigned to all loans that are on performing status. The Company also performs an individual analysis of impairment on each non-performing loan that is based on the expected cash flows or the value of the assets collateralizing the loans. The determination of the allowance on the homogeneous single-family and consumer loan portfolios is calculated on a pooled basis with individual determination of the allowance of all non-performing loans.
The adequacy of the allowance for loan losses is dependent upon management’s estimates of variables affecting valuation, appraisals of collateral, evaluations of performance and status of the loans, and the amounts and timing of future cash flows expected to be received on impaired loans. Such estimates, appraisals, evaluations and cash flows may be subject to frequent adjustments due to changing economic prospects of borrowers or properties. The estimates are reviewed periodically and adjustments, if any, are recorded in the provision for loan losses in the periods in which the adjustments become known. The allowance is allocated to individual loan categories based upon the relative risk characteristics of the loan portfolios and the actual loss experience. The Company increases its allowance for loan losses by charging the provision for loan losses against income. The methodology for establishing the allowance for loan losses takes into consideration probable losses that have been identified in connection with specific loans as well as probable losses in the loan portfolio for which specific reserves are not required. Although management believes that based on current conditions the allowance for loan losses is maintained at an adequate amount to provide for probable loan losses inherent in the portfolio as of the balance sheet dates, future conditions may differ substantially from those anticipated in determining the allowance for loan losses and adjustments may be required in the future.
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
Net Income (Loss)
The net loss for the first quarter of 2009 was $2.6 million, down $4.1 million, or 276.2%, from net income of $1.5 million for the first quarter of 2008. Net loss available to common shareholders was $3.1 million for the first quarter of 2009, down $4.6 million, or 305.0%, from net income available to common shareholders of $1.5 million for the first quarter of 2008. Net loss available to common shareholders was reduced by $429,000 of preferred stock dividends and discounts in the first quarter of 2009, with no comparable amount in the first quarter of 2008. Diluted loss per common share for the first quarter of 2009 was $0.83, down $1.22 from diluted earnings per common share of $0.39 for the first quarter of 2008. The decrease in net income was due primarily to a $5.0 million increase in the loan loss provision between the periods as a result of the increased charge offs on non-performing loans.
Net Interest Income
Net interest income was $8.8 million for the first quarter of 2009, an increase of $0.1 million, or 1.1%, compared to $8.7 million for the first quarter of 2008. Interest income was $15.4 million for the first quarter of 2009, a decrease of $2.4 million, or 13.7%, from $17.8 million for the first quarter of 2008. Interest income decreased primarily because of a decrease in the average interest rate earned on loans and investments. Interest rates decreased primarily because of the 200 basis point decrease in the prime interest rate between the periods. Decreases in the prime rate, which is the rate that banks charge their prime business customers, generally decrease the rates on adjustable rate consumer and commercial loans in the portfolio and on new loans originated. The decrease in interest income due to decreased interest rates was partially offset by the $16.0 million increase in the average interest earning assets between the periods. Interest income was also adversely affected by the increase in non-performing assets between the periods. The average yield earned on interest-earning assets was 5.76% for the first quarter of 2009, a decrease of 96 basis points from the 6.72% average yield for the first quarter of 2008.
Interest expense was $6.6 million for the first quarter of 2009, a decrease of $2.5 million, or 27.8%, compared to $9.1 million for the first quarter of 2008. Interest expense decreased primarily because of the lower interest rates paid on money market accounts and certificates of deposits. The decreased rates were the result of the 200 basis point decrease in the federal funds rate that occurred between the periods as well as the 200 basis point decrease that occurred in the first quarter of 2008. Decreases in the federal funds rate, which is the rate that banks charge other banks for short term loans, generally have a lagging effect and decrease the rates banks pay for deposits. The lagging effect of deposit rate changes is primarily due to the Bank’s deposits that are in the form of certificates of deposits which do not re-price immediately when the federal funds rate changes. The average interest rate paid on interest-bearing liabilities was 2.63% for the first quarter of 2009, a decrease of 107 basis points from the 3.70% average interest rate paid in the first quarter of 2008.
Net interest margin (net interest income divided by average interest earning assets) for the first quarter of 2009 was 3.30%, an increase of 2 basis points, compared to 3.28% for the first quarter of 2008.
A summary of the Company’ net interest margin for the three month period ended March 31, 2009 and March 31,

2008 is as follows:

	For the three month period ended
	March 31, 2009			March 31, 2008
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate

Interest-earning assets:
Securities available for sale	$165,387	1,748	4.29%	$169,570	2,134	5.06%
Loans held for sale	3,305	41	5.03	2,197	32	5.86
Mortgage loans, net	160,762	2,358	5.95	157,778	2,442	6.22
Commercial loans, net	648,210	9,958	6.23	630,868	11,490	7.33
Consumer loans, net	85,407	1,271	6.04	83,641	1,556	7.48
Cash equivalents	10,468	1	0.04	14,175	57	1.62
Federal Home Loan Bank stock	7,286	(23)	(1.28)	6,587	80	4.88

Total interest-earning assets	1,080,825	15,354	5.76	1,064,816	17,791	6.72

Interest-bearing liabilities and noninterest bearing deposits:
NOW accounts	112,143	40	0.14	121,675	607	2.01
Savings accounts	29,236	9	0.12	40,716	134	1.32
Money market accounts	95,983	356	1.50	160,489	1,120	2.81
Certificates	260,170	2,101	3.28	246,943	2,734	4.45
Brokered deposits	255,210	2,469	3.92	262,193	3,276	5.03
Federal Home Loan Bank advances	192,967	1,596	3.35	105,330	1,237	4.72

Total interest-bearing liabilities	945,709			937,346
Noninterest checking	65,537			52,633
Other noninterest bearing escrow deposits	1,306			1,272

Total interest-bearing liabilities and noninterest bearing deposits	$1,012,552	6,571	2.63	$991,251	9,108	3.70

Net interest income		$8,783			$8,683

Net interest rate spread			3.13%			3.02%

Net interest margin			3.30%			3.28%

Provision for Loan Losses
The provision for loan losses was $6.6 million for the first quarter of 2009, an increase of $5.0 million, or 321.1%, compared to $1.6 million for the first quarter of 2008. The provision for loan losses increased primarily because of an increase in the charge offs of commercial real estate loans in the first quarter of 2009 when compared to the same period of 2008. The increase was due primarily to decreases in the estimated value of the real estate supporting classified commercial real estate loans.
A rollforward of the Company’s allowance for loan losses for the quarters ended March 31, 2009 and 2008 is summarized as follows:

(Dollars in thousands)	2009	2008

Balance at January 1,	$21,257	$12,438
Provision	6,569	1,560
Charge offs:
One-to-four family	0	(60)
Consumer	(694)	(22)
Commercial business	(184)	(24)
Commercial real estate	(9,461)	0
Recoveries	7	21

Balance at March 31,	$17,494	$13,913

Non-Interest Income
Non-interest income was $0.6 million for the first quarter of 2009, a decrease of $0.9 million, or 57.6%, from $1.5 million for the first quarter of 2008. Other non-interest income decreased $1.3 million primarily because of a $1.1 million increase in the valuation reserves required on other real estate owned due to decreases in the estimated value of the real estate. Gain on sales of loans increased $267,000 between the periods due to an increase in the gains recognized on the sale of single family loans because of increased loan originations. Fees and service charges increased $148,000 between the periods primarily because of increased retail deposit account activity and fees. Loan servicing fees increased $10,000 primarily because of an increase in the number of commercial loans that are being serviced for others.
Non-Interest Expense
Non-interest expense was $7.2 million for the first quarter of 2009, an increase of $1.0 million, or 15.8%, from $6.2 million for the first quarter of 2008. Other non-interest expense increased $681,000 primarily because of a $366,000 increase in legal and other fees related to foreclosed assets and an ongoing state tax assessment challenge and because of a $222,000 increase in FDIC insurance expense. Compensation expense increased $489,000 primarily because of the accrual of contractual costs related to the departure of a former executive officer. Data processing costs decreased $149,000 primarily because of reduced fees paid to third party vendors as a result of the core system conversion that occurred in the fourth quarter of 2008. Occupancy expense decreased $40,000 due primarily to decreased depreciation expense on furniture and equipment.
Income Tax Expense
Income tax expense decreased $2.7 million between the periods due to a decrease in taxable income and an effective tax rate that increased from 37.7% for the first quarter of 2008 to 40.2% for the first quarter of 2009. The increase in the effective tax rate was primarily due to the impact of tax exempt income.
Non-Performing Assets
The following table summarizes the amounts and categories of non-performing assets in the Bank’s portfolio and loan delinquency information as March 31, 2009 and December 31, 2008.

	March 31,	December 31,
(Dollars in thousands)	2009	2008

Non-Accruing Loans:
One-to-four family real estate	$3,812	$7,251

Commercial real estate	29,829	46,953
Consumer	5,052	5,298
Commercial business	11,410	4,671

Total	50,103	64,173

Other assets	25	25
Foreclosed and Repossessed Assets:
One-to-four family real estate	344	258
Commercial real estate	19,409	10,300

Total non-performing assets	$69,881	$74,756

Total as a percentage of total assets	6.28%	6.53%

Total non-performing loans	$50,103	$64,173

Total as a percentage of total loans receivable, net	5.71%	7.12%

Allowance for loan loss to non-performing loans	34.92%	33.12%

Delinquency Data:
Delinquencies (1)
30+ days	$7,893	$11,488
90+ days	515	0
Delinquencies as a percentage of loan and lease portfolio (1)
30+ days	0.89%	1.26%
90+ days	0.06%	0.00%

(1)	Excludes non-accrual loans.

Total non-performing assets were $69.9 million at March 31, 2009, a decrease of $4.9 million, from $74.8 million at December 31, 2008. Non-performing loans decreased $14.1 million and foreclosed and repossessed assets increased $9.2 million during the first quarter of 2009. The non-performing loan activity for the quarter included $8.1 million in additional non-performing loans primarily related to five loans secured by leased equipment and two secured commercial lines of credit, $10.3 million in loan charge offs, $562,000 in loans that were reclassified as performing, $10.4 million in loans that were transferred into real estate owned and $933,000 in principal payments that were received. The foreclosed and repossessed asset activity for the quarter included $10.4 million in additional foreclosed real estate primarily related to a residential development and a multi-family housing project, $1.1 million in additional losses due to a decrease in the estimated value of the underlying real estate and $132,000 of real estate that was sold.
The decrease in the non-performing loans relates primarily to charge offs and transfers to real estate owned as we work through the asset recovery process. The following table summarizes the number and types of commercial real estate loans that were non-performing (the largest category of non-performing loans) at March 31, 2009 and December 31, 2008.

		Principal Amount		Principal Amount
		of Loan at		of Loan at
(Dollars in thousands)		March 31,		December 31,
Property Type	# of relationships	2009	# of relationships	2008

Residential developments	5	$9,180	6	$17,680
Single family homes	3	944	4	898
Condominiums	0	0	1	5,440
Hotel	1	4,999	1	4,999
Alternative fuel plants	2	12,528	2	12,493
Shopping centers	2	1,205	2	1,237
Elderly care facilities	1	40	3	4,037
Commercial buildings	1	158	1	169
Restaurant/bar	1	775	0	0

	16	$29,829	20	$46,953

In addition to the non-performing assets in the prior table of all non-performing assets, as of March 31, 2009, the Bank held five loans for which the interest rates were modified in troubled debt restructurings in 2008. The loans that were modified totaled $8.2 million and related to residential development and builder construction loans. These loans were not classified as non-performing as it is anticipated that the borrowers will be able to make all of the required principal and interest payments under the modified terms of the loans. The Bank has no outstanding commitments to lend additional funds to these borrowers.
Dividends
The declaration of dividends on common stock is subject to, among other things, the Company’s financial condition and results of operations, the Bank’s compliance with its regulatory capital requirements including risk based capital requirements, limitations imposed through the Company’s participation in the U.S. Treasury’s Capital Purchase Program, tax considerations, industry standards, economic conditions, regulatory restrictions, general business practices and other factors. The Bank’s capital position at March 31, 2009 remained above the levels required for the Bank to be considered a well-capitalized financial institution by regulatory standards. The payment of dividends is dependent upon the Company having adequate cash or other assets that can be converted to cash to pay dividends to its stockholders. The Company suspended the payment of quarterly cash dividends to common stockholders in the fourth quarter of 2008 due to the net operating loss experienced and the challenging economic environment. It is not anticipated that dividends on common stock will be paid over the next 12 months because of our desire to preserve capital due to the uncertain economic environment that is affecting the entire financial sector. The Company also does not anticipate the repurchase of common stock over the next 12 months because of the stock repurchase restriction imposed by its participation in the U.S. Treasury’s Capital Purchase Program. The Company anticipates making quarterly preferred dividend payments of $325,000 on the preferred stock issued to the Treasury for the first five years the preferred stock is outstanding and $585,000 each quarter after that if the shares are not redeemed.
Liquidity and Capital Resources
For the quarter ended March 31, 2009, the net cash provided by operating activities was $6.3 million. The

Company collected $15.0 million in principal repayments and maturities on securities during the quarter. It purchased $0.3 million in premises and equipment and received $6.8 million relating to a decrease in net loans receivable. The Company had a net decrease in deposit balances of $82.3 million during the quarter, paid $0.2 million in dividends to preferred stockholders, and received $1.3 million in customer escrows. It also received $592.0 million in borrowing proceeds and paid off borrowings of $542.0 million.
The decrease in deposit balances was primarily related to a $43 million decrease in brokered deposits that were replaced with short term Federal Reserve borrowings in order to take advantage of the lower funding costs. Deposit balances also decreased $52 million relating to scheduled withdrawals on escrow accounts. These decreases were partially offset by increases in retail transaction and certificate of deposit balances.
The Company has certificates of deposits with outstanding balances of $345.6 million that come due over the next 12 months, of which $168.8 million were obtained from brokers. Based upon past experience, management anticipates that the majority of the deposits will renew for another term. The Company believes that deposits which do not renew will be replaced with deposits from other customers or brokers. FHLB advances, Federal Reserve borrowings, or proceeds from the sale of securities could also be used to replace unanticipated outflows of deposits.
The Company has deposits of $66.5 million in checking and money market accounts with customers that have individual balances greater than $5.0 million. These funds may be withdrawn at any time and management anticipates that $35.0 million of these deposits will be withdrawn from the Bank over the next twelve months as a customer has indicated that they will be withdrawing these funds to meet anticipated cash flow needs. Management anticipates that the majority of the remaining large checking and money market deposits will remain on deposit with the Bank. If these deposits were to be withdrawn, they would be replaced with deposits from other customers or brokers. FHLB advances, Federal Reserve borrowings or proceeds from the sale of securities could also be used to replace unanticipated outflows of large checking and money market deposits.
The Company has no FHLB advances that mature during the next twelve months. The Company has $87.5 million of FHLB advances that mature beyond March 31, 2010 that have call features that can be exercised by the FHLB during the next twelve months. If the call features are exercised, the Company has the option of requesting any advance otherwise available to it pursuant to the credit policy of the FHLB.
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
The following table discloses the projected changes in market value to the Company’s interest-earning assets and interest-bearing liabilities based upon incremental 100 basis point changes in interest rates from interest rates in effect on March 31, 2009.

Other than trading portfolio	Market Value
(Dollars in thousands)
Basis point change in interest rates	-100	0	+100	+200

Total market risk sensitive assets	$1,099,957	1,088,304	1,073,287	1,057,353
Total market risk sensitive liabilities	1,006,345	992,246	980,113	967,054
Off-balance sheet financial instruments	718	0	992	1,884

Net market risk	$92,894	96,058	92,182	88,415

Percentage change from current market value	(3.29)%	0.00%	(4.04)%	(7.96)%

The preceding table was prepared utilizing the following assumptions (the Model Assumptions) regarding prepayment and decay ratios which were determined by management based upon their review of historical prepayment speeds and future prepayment projections. Fixed rate loans were assumed to prepay at annual rates of between 8% to 77%, depending on the note rate and the period to maturity. Adjustable rate mortgages (ARMs) were assumed to prepay at annual rates of between 12% and 34%, depending on the note rate and the period to maturity. Growing Equity Mortgage (GEM) loans were assumed to prepay at annual rates of between 7% and 52% depending on the note rate and the period to maturity. Mortgage-backed securities and Collateralized Mortgage Obligations (CMOs) were projected to have prepayments based upon the underlying collateral securing the instrument and the related cash flow priority of the CMO tranche owned. Certificate accounts were assumed not to be withdrawn until maturity. Passbook accounts were assumed to decay at an annual rate of 26% and money market accounts were assumed to decay at an annual rate of 33%. Retail non-interest checking accounts were assumed to decay at an annual rate of 32% and retail NOW accounts were assumed to decay at an annual rate of 25%. Commercial NOW accounts and MMDA accounts were assumed to decay at annual rates of 24% and 29%, respectively. FHLB advances were projected to be called at the first call date where the projected interest rate on similar remaining term advances exceeded the interest rate on the callable advance.
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
Asset/Liability Management
The Company’s management reviews the impact that changing interest rates will have on its net interest income projected for the twelve months following March 31, 2009 to determine if its current level of interest rate risk is acceptable. The following table projects the estimated annual impact on net interest income of immediate interest rate changes called rate shocks.

	Rate Shock in Basis	Projected Change in
(Dollars in thousands)	Points	Net Interest Income	Percentage Change
	+200	$644	1.90%
	+100	248	0.73
	0	0	0.00
	-100	(1,694)	(5.01)

The preceding table was prepared utilizing the Model Assumptions. Certain shortcomings are inherent in the method of analysis presented in the foregoing table. In the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the foregoing table. The ability of many borrowers to service their debt may decrease in the event of a substantial increase in interest rates and could impact net interest income. The increase in interest income in a rising rate environment is primarily because more loans than deposits are scheduled to reprice in the next twelve months.
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
ITEM 1A. Risk Factors.
The United States, including HMN’s markets, has experienced weakening economic conditions and declines in housing prices and real estate values in general. HMN’s loan portfolio contain significant amounts of loans secured by residential and commercial real estate. HMN has experienced an elevated level of non-performing assets, net charge-offs and provisions for credit losses as a result of continuing deterioration of the housing markets, increasing financial stress on consumers and weakening economic conditions. In the event of worsening economic conditions and continued decline in real estate values, HMN would expect continued deterioration of credit quality represented by increased balances of non-performing assets, increased net charge-offs and increased provisions for credit losses.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)	and (b) Not applicable

(c)	Information Regarding Share Repurchases

				(c) Total Number of	(d) Maximum Number
				Shares Purchased as Part	of Shares that May Yet
	(a) Total Number of Shares	(b) Average Price Paid		of Publicly Announced	Be Purchased Under the Plans
Period	Purchased	per Share		Plans or Programs	or Programs (1)
January 1 through January 31, 2009	0	$	N/A	0	300,000
February 1 through February 28, 2009	0		N/A	0	300,000
March 1 through March 31, 2009	0		N/A	0	300,000

Total	0	$	N/A	0

(1)	On July 22, 2008 the Board of Directors authorized the repurchase of up to 300,000 shares of the Company’s common stock. This program expires on January 26, 2010.
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

HMN FINANCIAL, INC. Registrant
Date: May 4, 2009	/s/ Bradley Krehbiel
Bradley Krehbiel,
President Home Federal Savings Bank (Principal Executive Officer) (Duly Authorized Representative)

Date: May 4, 2009	/s/ Jon Eberle
Jon Eberle,
Chief Financial Officer (Principal Financial Officer)

HMN FINANCIAL, INC.
INDEX TO EXHIBITS
FOR FORM 10-Q

Sequential
		Reference	Page Numbering
Regulation		to Prior	Where Attached
S-K		Filing or	Exhibits Are
Exhibit		Exhibit	Located in This
Number	Document Attached Hereto	Number	Form 10-Q Report

3.1	Amended and Restated Certificate of Incorporation	*1	N/A
3.2	Amended and Restated By-laws	*2	N/A
4	Form of Common Stock Including indentures	*3	N/A
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	31.1	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	31.2	Filed Electronically
32	Section 1350 Certification of CEO and CFO	32	Filed Electronically

*1	Incorporated by reference to Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1998 (File No. 0-24100).

*2	Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, as amended, for the period ending September 30, 2008. (File No. 0-24100).

*3	Incorporated by reference to the same numbered exhibit to the Company’s Registration Statement on Form S-1 dated April 1, 1994 (File No. 33-77212).