Form 10-Q
period 2009-06-30
HMN FINANCIAL INC
filed 2009-08-03
CIK 921183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
(Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
          Yes ☐                    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at July 21, 2009
Common stock, $0.01 par value	4,245,284

HMN FINANCIAL, INC.

Part I — FINANCIAL INFORMATION
Item 1: Financial Statements
HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30,	December 31,
(Dollars in thousands)	2009	2008
	(unaudited)
Assets
Cash and cash equivalents	$16,158	15,729
Securities available for sale:
Mortgage-backed and related securities (amortized cost $62,542 and $76,166)	64,144	77,327
Other marketable securities (amortized cost $70,541 and $95,445)	71,722	97,818

	135,866	175,145

Loans held for sale	5,029	2,548
Loans receivable, net	836,493	900,889
Accrued interest receivable	4,736	5,568
Real estate, net	16,771	10,558
Federal Home Loan Bank stock, at cost	7,286	7,286
Mortgage servicing rights, net	1,140	728
Premises and equipment, net	13,832	13,972
Prepaid expenses and other assets	7,528	4,408
Deferred tax asset	8,779	8,649

Total assets	$1,053,618	1,145,480

Liabilities and Stockholders’ Equity
Deposits	$809,965	880,505
Federal Home Loan Bank advances and Federal Reserve borrowings	132,500	142,500
Accrued interest payable	4,561	6,307
Customer escrows	1,016	639
Accrued expenses and other liabilities	5,860	3,316

Total liabilities	953,902	1,033,267

Commitments and contingencies
Stockholders’ equity:
Serial preferred stock ($.01 par value):
authorized 500,000 shares; issued shares 26,000	23,558	23,384
Common stock ($.01 par value):
authorized 11,000,000; issued shares 9,128,662	91	91
Additional paid-in capital	58,609	60,687
Retained earnings, subject to certain restrictions	85,735	98,067
Accumulated other comprehensive income	1,679	2,091
Unearned employee stock ownership plan shares	(3,674)	(3,771)
Treasury stock, at cost 4,883,378 and 4,961,032 shares	(66,282)	(68,336)

Total stockholders’ equity	99,716	112,213

Total liabilities and stockholders’ equity	$1,053,618	1,145,480

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Loss
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2009	2008	2009	2008

Interest income:
Loans receivable	$13,208	14,419	26,836	29,939
Securities available for sale:
Mortgage-backed and related	726	213	1,528	437
Other marketable	836	1,507	1,782	3,417
Cash equivalents	0	61	1	118
Other	18	53	(5)	133

Total interest income	14,788	16,253	30,142	34,044

Interest expense:
Deposits	4,729	6,839	9,704	14,709
Federal Home Loan Bank advances and Federal Reserve borrowings	1,573	1,239	3,169	2,476

Total interest expense	6,302	8,078	12,873	17,185

Net interest income	8,486	8,175	17,269	16,859
Provision for loan losses	13,304	1,130	19,873	2,690

Net interest income (loss) after provision for loan losses	(4,818)	7,045	(2,604)	14,169

Non-interest income:
Fees and service charges	920	998	1,861	1,791
Mortgage servicing fees	256	240	508	482
Securities gains, net	5	0	5	0
Gains on sales of loans	942	228	1,365	384
Other	73	290	204	617

Total non-interest income	2,196	1,756	3,943	3,274

Non-interest expense:
Compensation and benefits	3,284	3,036	7,133	6,396
Occupancy	1,009	1,161	2,101	2,293
Advertising	75	92	210	216
Data processing	221	336	414	678
Amortization of mortgage servicing rights, net	155	154	310	314
Goodwill impairment charge	0	3,801	0	3,801
Other	5,769	1,220	8,687	2,354

Total non-interest expense	10,513	9,800	18,855	16,052

Income (loss) before income tax expense (benefit)	(13,135)	(999)	(17,516)	1,391
Income tax expense (benefit)	(3,931)	1,026	(5,690)	1,928

Net loss	(9,204)	(2,025)	(11,826)	(537)
Preferred stock dividends and discount	439	0	868	0

Net loss available to common shareholders	$(9,643)	(2,025)	(12,694)	(537)

Basic loss per common share	$(2.62)	(0.56)	(3.45)	(0.15)

Diluted loss per common share	$(2.62)	(0.56)	(3.45)	(0.15)

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity and Comprehensive Loss
For the Six-Month Period Ended June 30, 2009
(unaudited)

						Unearned
						Employee
					Accumulated	Stock		Total
			Additional		Other	Ownership		Stock-
	Preferred	Common	Paid-in	Retained	Comprehensive	Plan	Treasury	Holders’
(Dollars in thousands)	Stock	Stock	Capital	Earnings	Income	Shares	Stock	Equity

Balance, December 31, 2008	$23,384	91	60,687	98,067	2,091	(3,771)	(68,336)	112,213
Net loss				(11,826)				(11,826)
Other comprehensive loss, net of tax:
Net unrealized losses on securities available for sale					(412)			(412)

Total comprehensive loss								(12,238)
Preferred stock discount amortization	174		(174)					0
Restricted stock awards forfeited			127				(127)	0
Restricted stock awards dividend forfeited				7				7
Stock compensation tax benefits			13					13
Unearned compensation restricted stock awards			(2,181)				2,181	0
Amortization of restricted stock awards			165					165
Dividends paid				(513)				(513)
Earned employee stock ownership plan shares			(28)			97		69

Balance, June 30, 2009	$23,558	91	58,609	85,735	1,679	(3,674)	(66,282)	99,716

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,
(Dollars in thousands)	2009	2008

Cash flows from operating activities:
Net loss	$(11,826)	(537)
Adjustments to reconcile net loss to cash provided by operating activities:
Provision for loan losses	19,873	2,690
Provision for real estate losses	4,141	0
Depreciation	954	872
Amortization of (discounts) premiums, net	236	(477)
Amortization of deferred loan fees	(670)	(421)
Amortization of mortgage servicing rights and servicing costs	310	314
Capitalized mortgage servicing rights	(723)	(1)
Securities gains, net	(5)	0
Loss (gain) on sales of real estate	28	(225)
Gains on sales of loans	(1,365)	(384)
Proceeds from sale of loans held for sale	76,683	34,513
Disbursements on loans held for sale	(77,080)	(32,497)
Amortization of restricted stock awards	165	205
Amortization of unearned ESOP shares	97	98
Earned employee stock ownership shares priced above (below) original cost	(28)	99
Stock option compensation	13	17
Decrease in accrued interest receivable	832	694
Decrease in accrued interest payable	(1,746)	(2,908)
Goodwill impairment charge	0	3,801
Increase in other assets	(2,834)	(291)
Increase (decrease) in accrued expenses and other liabilities	2,473	(4,588)
Other, net	60	30

Net cash provided by operating activities	9,588	1,004

Cash flows from investing activities:
Proceeds from sales of securities available for sale	2,141	0
Principal collected on securities available for sale	11,500	1,741
Proceeds collected on maturities of securities available for sale	30,000	60,000
Purchases of securities available for sale	(4,985)	0
Purchase of Federal Home Loan Bank Stock	0	(4,539)
Redemption of Federal Home Loan Bank Stock	0	3,277
Proceeds from sales of real estate	266	3,916
Net decrease (increase) in loans receivable	33,801	(40,752)
Purchases of premises and equipment	(849)	(1,453)

Net cash provided by investing activities	71,874	22,190

Cash flows from financing activities:
Decrease in deposits	(70,897)	(55,380)
Purchase of treasury stock	0	(723)
Dividends to stockholders	(513)	(1,834)
Proceeds from borrowings	945,500	234,700
Repayment of borrowings	(955,500)	(209,300)
Increase in customer escrows	377	100

Net cash used by financing activities	(81,033)	(32,437)

Increase (decrease) in cash and cash equivalents	429	(9,243)
Cash and cash equivalents, beginning of period	15,729	23,718

Cash and cash equivalents, end of period	$16,158	14,475

Supplemental cash flow disclosures:
Cash paid for interest	$14,619	20,093
Cash paid for income taxes	33	4,059
Supplemental noncash flow disclosures:
Transfer of loans to real estate	10,591	5,760
Loans transferred to loans held for sale	724	2,097
See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
June 30, 2009 and 2008
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
(2) Basis of Preparation
The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of loss, consolidated statement of stockholders’ equity and comprehensive loss and consolidated statements of cash flows in conformity with U.S. generally accepted accounting principles. However, all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The consolidated statement of loss for the six-month period ended June 30, 2009 is not necessarily indicative of the results which may be expected for the entire year.
Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform with the current period presentation.
(3) New Accounting Standards
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles. This Statement establishes the Codification as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. Following this Statement, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standard Updates that will serve only to update the Codification. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and is not anticipated to have any impact on the Company’s consolidated financial statements.
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). This Statement amends FASB 46(R) to require an enterprise to perform an analysis and ongoing reassessments to determine whether the enterprises variable interest or interests give it a controlling financial interest in a variable interest entity and amends certain guidance for determining whether an entity is a variable interest entity. It also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprises involvement in a variable interest entity. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 and for all interim reporting periods after that and is not anticipated to have any impact on the Company’s consolidated financial statements as the Company has no interests in any variable interest entities.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140. This Statement amends SFAS 140 and removes the concept of a qualifying special-purpose entity from Statement 140 and removes the exception from applying FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, on qualifying special-purpose entities. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter and is not anticipated to have any impact on the Company’s consolidated financial statements.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events. The objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This Statement is effective for financial statements issued for interim and annual periods ending after June 15, 2009 and did not have any impact on the Company’s consolidated financial statements. The Company evaluated subsequent events through the filing date of our quarterly 10-Q with the Securities and Exchange Commission on August 3, 2009.
In April 2009, the FASB issued Staff Position No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS No. 157-4). This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. It also includes guidance on identifying circumstances that indicate a transaction is not orderly. It emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received in the sale of an asset, or paid to transfer a liability, in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This FSP is to be applied prospectively and is effective for interim and annual reporting periods ending after June 15, 2009. The impact of adopting FSP FAS No. 157-4 in the second quarter of 2009 did not have a material impact on the Company’s consolidated financial statements.
In April 2009, the FASB issued Staff Position FAS No. 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS No. 115-2 and FAS 124-2). This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The impact of adopting FSP FAS No. 115-2 and FAS 124-2 in the second quarter of 2009 did not have a material impact on the Company’s consolidated financial statements.
In April 2009, the FASB issued Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS No. 107-1 and APB 28-1). This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 if a company also elects to early adopt FSP FAS 115-2 and FAS 124-2. The impact of adopting FSP FAS No. 107-1 and APB 28-1 in the second quarter of 2009 did not have a material impact on the Company’s consolidated financial statements. See note 6 for required disclosure.

(4) Derivative Instruments and Hedging Activities
The Company has commitments outstanding to extend credit to future borrowers that have not closed prior to the end of the quarter. The Company intends to sell these commitments, which are referred to as its mortgage pipeline. As commitments to originate loans enter the mortgage pipeline, the Company generally enters into commitments to sell the mortgage pipeline into the secondary market on a firm commitment or best efforts basis. The commitments to originate, purchase or sell loans on a firm commitment basis are derivatives. As a result of marking to market the mortgage pipeline and the related firm commitments to sell for the period ended June 30, 2009, the Company recorded an increase in other assets of $34,000, an increase in other liabilities of $81,000 and a loss included in the gains on sales of loans of $47,000.
The current commitments to sell loans held for sale are derivatives that do not qualify for hedge accounting. As a result, these derivatives are marked to market and the related loans held for sale are recorded at the lower of cost or market. The Company recorded a decrease in loans held for sale of $42,000, an increase in other assets of $42,000, a decrease in other liabilities of $10,000 and a gain included in the gains on sales of loans of $10,000 due to the mark to market adjustment on the commitments to sell loans held for sale.
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
Level 3 — Valuation is generated from model-based techniques that use significant assumptions not observable in the market and are used only to the extent that observable inputs are not available. These unobservable assumptions reflect the Company’s estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include the use of option pricing models, discounted cash flow models and similar techniques.
The following table summarizes the assets and liabilities of the Company for which fair values are determined on a recurring basis as of June 30, 2009.

	Carrying value at June 30, 2009
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale	$135,866	8,815	127,051	0
Mortgage loan commitments	(27)	0	(27)	0

Total	$135,839	8,815	127,024	0

The Company may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from the application of the lower-of-cost-or-market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis in the second quarter of 2009 that were still held at June 30, 2009, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at June 30, 2009.

	Carrying value at June 30, 2009
					Three
					months
					ended	Six months
					June 30,	ended
					2009	June 30, 2009
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Total losses	Total losses

Loans held for sale	$5,029	0	5,029	0	(42)	(84)
Mortgage servicing rights	1,140	0	1,140	0	0	0
Loans (1)	65,175	0	65,175	0	(6,505)	(6,098)
Real estate, net (2)	16,771	0	16,771	0	(4,141)	(5,165)

Total	$88,115	0	88,115	0	(10,688)	(11,347)

(1)	Represents carrying value and related specific reserves on loans for which adjustments are based on the appraised value of the collateral. The carrying value of loans fully charged-off is zero.

(2)	Represents the fair value and related losses of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.
(6) Fair Value of Financial Instruments
FASB Staff Position FAS No. 107-1 and ABP 28-1, require interim reporting period disclosure about the fair value of financial instruments, including assets, liabilities and off-balance sheet items for which it is practicable to estimate fair value. The fair value estimates are made based upon relevant market information, if available, and upon the characteristics of the financial instruments themselves. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based upon judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. The estimated fair value of the Company’s financial instruments as of June 30, 2009 is shown below.

	June 30, 2009
	Carrying	Estimated	Contract
(Dollars in thousands)	amount	fair value	amount

Financial assets:
Cash and cash equivalents	$16,158	16,158
Securities available for sale	135,866	135,866
Loans held for sale	5,029	5,029
Loans receivable, net	836,493	848,987
Federal Home Loan Bank stock	7,286	7,286
Accrued interest receivable	4,736	4,736
Financial liabilities:
Deposits	809,965	809,965
Federal Home Loan Bank advances	132,500	141,150
Accrued interest payable	4,561	4,561
Off-balance sheet financial instruments:
Commitments to extend credit	(27)	(27)	129,249
Commitments to sell loans	8	8	13,612
(7) Comprehensive Loss
Comprehensive loss is defined as the change in equity during a period from transactions and other events from nonowner sources. Comprehensive loss is the total of net loss and other comprehensive income (loss), which for the Company is comprised of unrealized gains and losses on securities available for sale. The components of other comprehensive loss and the related tax effects were as follows:

	For the three months ended June 30,
	2009			2008
(Dollars in thousands)	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax

Securities available for sale:
Net unrealized losses arising during the period	$(440)	(175)	(265)	(2,706)	(1,105)	(1,601)
Less reclassification of net gains included in net loss	5	2	3	0	0	0

Net unrealized losses arising during the period	(445)	(177)	(268)	(2,706)	(1,105)	(1,601)

Other comprehensive loss	$(445)	(177)	(268)	(2,706)	(1,105)	(1,601)

	For the six months ended June 30,
	2009			2008
(Dollars in thousands)	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax

Securities available for sale:
Net unrealized losses arising during the period	$(746)	(337)	(409)	(677)	(276)	(401)
Less reclassification of net gains included in net loss	5	2	3	0	0	0

Net unrealized losses arising during the period	(751)	(339)	(412)	(677)	(276)	(401)

Other comprehensive loss	$(751)	(339)	(412)	(677)	(276)	(401)

(8) Securities Available For Sale
A summary of securities available for sale at June 30, 2009 is as follows:

		Gross unrealized	Gross unrealized
(Dollars in thousands)	Amortized cost	gains	losses	Fair value

June 30, 2009:
Mortgage-backed securities:
FHLMC	$30,717	731	0	31,448
FNMA	23,203	678	0	23,881
Collateralized mortgage obligations:
FHLMC	8,234	190	0	8,424
FNMA	388	3	(75)	391

	62,542	1,602	(415)	64,144

Other marketable securities:
U.S. Government agency obligations	69,841	1,566	0	71,407
Corporate preferred stock	700	0	(385)	315

	70,541	1,566	(385)	71,722

	$133,083	3,168	(385)	135,866

The following table indicates amortized cost and estimated fair value of securities available for sale at June 30, 2009 based upon contractual maturity adjusted for scheduled repayments of principal and projected prepayments of principal based upon current economic conditions and interest rates.

	Amortized	Fair
(Dollars in thousands)	cost	value

Due less than one year	$70,100	71,087
Due after one year through five years	56,843	58,886
Due after five years through ten years	5,440	5,578
Due after ten years	700	315

Total	$133,083	135,866

The following table shows the gross unrealized losses and fair value for the securities available for sale portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2009.

	Less than twelve months			Twelve months or more			Total
	# of	Fair	Unrealized	# of	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Investments	Value	Losses	Investments	Value	Losses	Value	Losses

Other marketable securities:
Corporate preferred stock	0	0	0	1	315	(385)	315	(385)

Total temporarily impaired securities	0	$0	0	1	$315	(385)	$315	(385)

These investments are temporarily impaired due to changes in interest rates. The Company has the ability and intent to hold these investments to maturity or until the temporary loss is recovered.
(9) Investment in Mortgage Servicing Rights
A summary of mortgage servicing activity is as follows:

	Six Months ended	Twelve Months ended	Six Months ended
(Dollars in thousands)	June 30, 2009	December 31, 2008	June 30, 2008
Mortgage servicing rights:
Balance, beginning of period	$728	1,270	1,270
Originations	722	28	1
Amortization	(310)	(570)	(314)

Balance, end of period	$1,140	728	957

Fair value of mortgage servicing rights	$2,036	2,339	2,915

All of the loans being serviced are single family loans serviced for the Federal National Mortgage Association (FNMA) under the mortgage-backed security program or the individual loan sale program. The following is a summary of the risk characteristics of the loans being serviced at June 30, 2009.

		Weighted	Weighted
	Loan Principal	Average	Average
(Dollars in thousands)	Balance	Interest Rate	Remaining Term	Number of Loans
Original term 30 year fixed rate	$208,589	5.60%	294	1,871
Original term 15 year fixed rate	101,357	5.04%	113	1,616
Adjustable rate	1,214	4.87%	287	13
The gross carrying amount of mortgage servicing rights and the associated accumulated amortization at June 30, 2009 is presented in the table below. Amortization expense for mortgage servicing rights was $155,000 for the second quarter of 2009 and $154,000 for the second quarter of 2008. Amortization expense was $310,000 and $314,000 for the six month periods ended June 30, 2009 and 2008, respectively.

	Gross		Unamortized
	Carrying	Accumulated	Intangible
(Dollars in thousands)	Amount	Amortization	Assets

Amortized intangible assets:
Mortgage servicing rights	$4,015	(2,875)	1,140

Total	$4,015	(2,875)	1,140

The following table indicates the estimated future amortization expense for the next five years for mortgage servicing rights:

Mortgage
Servicing
(Dollars in thousands)	Rights

Year ended December 31,
2009	$213
2010	273
2011	190
2012	146
2013	121
Projections of amortization are based on existing asset balances and the existing interest rate environment as of June 30, 2009. The Company’s actual experiences may be significantly different depending upon changes in mortgage interest rates and other market conditions.
(10) Loss per Share
The following table reconciles the weighted average shares outstanding and the loss available to common shareholders used for basic and diluted loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2009	2008	2009	2008
Weighted average number of common shares outstanding used in basic loss per common share calculation	3,685	3,647	3,681	3,649
Net dilutive effect of:
Options	0	0	0	0
Restricted stock awards	0	0	0	0

Weighted average number of shares outstanding adjusted for effect of dilutive securities	3,685	3,647	3,681	3,649

Loss available to common shareholders	$(9,643)	(2,025)	(12,694)	(537)
Basic loss per common share	$(2.62)	(0.56)	(3.45)	(0.15)
Diluted loss per common share	$(2.62)	(0.56)	(3.45)	(0.15)
(11) Regulatory Capital
The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Tier I or core capital, and risk-based capital (as defined in the regulations) to total assets (as defined in the regulations). Management believes, as of June 30, 2009, that the Bank meets all capital adequacy requirements to which it is subject.
Management believes that based upon the Bank’s capital calculations at June 30, 2009 and other conditions consistent with the Prompt Corrective Actions Provisions of the OTS regulations, the Bank would be categorized as well capitalized.
On June 30, 2009, the Bank’s tangible assets and adjusted total assets were $1.0 billion and its risk-weighted assets were $850.4 million. The following table presents the Bank’s capital amounts and ratios at June 30, 2009 for actual capital, required capital and excess capital, including ratios in order to qualify as being well capitalized under the Prompt Corrective Actions regulations.

			Required to be				To Be Well Capitalized
			Adequately				Under Prompt Corrective
	Actual		Capitalized		Excess Capital		Actions Provisions
		Percent of		Percent of		Percent of		Percent of
(Dollars in thousands)	Amount	Assets(1)	Amount	Assets (1)	Amount	Assets(1)	Amount	Assets(1)
Bank stockholder’s equity	$95,660

Less:
Net unrealized gains on certain securities available for sale and cash flow hedges	(1,908)
Disallowed servicing and tax assets	(6,307)

	87,445

Tier I or core capital
Tier I capital to adjusted total assets		8.38%	$41,726	4.00%	$45,719	4.38%	$52,158	5.00%
Tier I capital to risk-weighted assets		10.28%	$34,016	4.00%	$53,429	6.28%	$51,024	6.00%

Plus:
Allowable allowance for loan losses	10,630

Risk-based capital	$98,075		$68,032		$30,043		$85,040

Risk-based capital to risk-weighted assets		11.53%		8.00%		3.53%		10.00%

(1)	Based upon the Bank’s adjusted total assets for the purpose of the tangible and core capital ratios and risk-weighted assets for the purpose of the risk-based capital ratio.
(12) Commitments and Contingencies
The Bank issued standby letters of credit which guarantee the performance of customers to third parties. The standby letters of credit outstanding at June 30, 2009 were approximately $4.8 million, expire over the next two years and are collateralized primarily with commercial real estate mortgages. Since the conditions under which the Bank is required to fund the standby letters of credit may not materialize, the cash requirements are expected to be less than the total outstanding commitments.
In February 2007, the Minnesota Department of Revenue assessed a deficiency of $2.2 million against the Company’s 2002 through 2004 Minnesota state tax payments. The deficiency relates to the tax treatment of the inter-company dividends paid to the Bank by a former subsidiary of the Company. In the second quarter of 2009, the Minnesota state tax court upheld the deficiency assessment. As a result of the Minnesota state tax court decision, the Company recorded a $1.0 million increase in net income taxes after considering federal income tax deductions and previously recorded contingency accruals. The Company also recorded $461,000 of related interest expense in other operating expenses during the quarter. The Company is appealing the Minnesota state tax court decision to the Minnesota Supreme Court but has fully provided for the amounts due based on the tax court ruling.
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

	Home Federal			Consolidated
(Dollars in thousands)	Savings Bank	Other	Eliminations	Total

At or for the six months ended June 30, 2009:
Interest income — external customers	$30,142	0	0	30,142
Non-interest income — external customers	3,980	1	0	3,981
Loss on limited partnerships	(38)	0	0	(38)
Intersegment interest income	0	8	(8)	0
Intersegment non-interest income	87	(11,502)	11,415	0
Interest expense	12,881	0	(8)	12,873
Amortization of mortgage servicing rights, net	310	0	0	310
Other non-interest expense	18,243	389	(87)	18,545
Income tax benefit	(5,638)	(52)	0	(5,690)
Net loss	(11,498)	(11,830)	11,502	(11,826)
Total assets	1,052,598	100,280	(99,260)	1,053,618

At or for the six months ended June 30, 2008:
Interest income — external customers	$34,030	14	0	34,044
Non-interest income — external customers	3,273	0	0	3,273
Earnings on limited partnerships	1	0	0	1
Intersegment interest income	0	51	(51)	0
Intersegment non-interest income	87	(367)	280	0
Interest expense	17,236	0	(51)	17,185
Amortization of mortgage servicing rights, net	314	0	0	314
Other non-interest expense	15,468	357	(87)	15,738
Income tax expense (benefit)	2,047	(119)	0	1,928
Net loss	(364)	(540)	367	(537)
Total assets	1,075,128	95,950	(94,915)	1,076,163

At or for the quarter ended June 30, 2009:
Interest income — external customers	$14,788	0	0	14,788
Non-interest income — external customers	2,229	0	0	2,229
Loss on limited partnerships	(33)	0	0	(33)
Intersegment interest income	0	4	(4)	0
Intersegment non-interest income	43	(9,045)	9,002	0
Interest expense	6,306	0	(4)	6,302
Amortization of mortgage servicing rights, net	155	0	0	155
Other non-interest expense	10,211	190	(43)	10,358
Income tax benefit	(3,907)	(24)	0	(3,931)
Net loss	(9,042)	(9,207)	9,045	(9,204)
Total assets	1,052,598	100,280	(99,260)	1,053,618

At or for the quarter ended June 30, 2008:
Interest income — external customers	$16,243	10	0	16,253
Non-interest income — external customers	1,760	0	0	1,760
Loss on limited partnerships	(4)	0	0	(4)
Intersegment interest income	0	8	(8)	0
Intersegment non-interest income	43	(1,928)	1,885	0
Interest expense	8,086	0	(8)	8,078
Amortization of mortgage servicing rights, net	154	0	0	154
Other non-interest expense	9,509	180	(43)	9,646
Income tax expense (benefit)	1,090	(64)	0	1,026
Net loss	(1,927)	(2,026)	1,928	(2,025)
Total assets	1,075,128	95,950	(94,915)	1,076,163

Item 2:
HMN FINANCIAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking Information
This quarterly report and other reports filed by the Company with the Securities and Exchange Commission may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are often identified by such forward-looking terminology as “expect,” “intent,” “look,” “believe,” “anticipate,” “estimate,” “project,” “seek,” “may,” “will,” “would,” “could,” “should,” “trend,” “target,” and “goal” or similar statements or variations of such terms and include, but are not limited to those relating to the adequacy of the allowance for loan losses, the adequacy of available liquidity to the Bank, the future outlook for the Company, the Company’s ability to realize the benefit of deferred tax assets and the Company’s compliance with regulatory standards. A number of factors could cause actual results to differ materially from the Company’s assumptions and expectations. These include but are not limited to the adequacy and marketability of real estate securing loans to borrowers, possible legislative and regulatory changes and adverse economic, business and competitive developments such as shrinking interest margins; reduced collateral values; deposit outflows; reduced demand for financial services and loan products; changes in accounting policies and guidelines, or monetary and fiscal policies of the federal government or tax laws; international economic developments, changes in credit or other risks posed by the Company’s loan and investment portfolios; technological, computer-related or operational difficulties; adverse changes in securities markets; results of litigation; the Company’s participation in the U.S. Treasury Department’s Capital Purchase Program; the Company’s use of the proceeds from the sale of securities to the U.S. Treasury Department or other significant uncertainties. Additional factors that may cause actual results to differ from the Company’s assumptions and expectations include those set forth in the Company’s most recent filing on Form 10-K and Form 10-Q with the Securities and Exchange Commission. All forward-looking statements are qualified by, and should be considered in conjunction with, such cautionary statements. For additional discussion of the risks and uncertainties applicable to the Company, see the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and Part II, Item 1A of this quarterly report on Form 10-Q.
General
The earnings of the Company are primarily dependent on the Bank’s net interest income, which is the difference between interest earned on loans and investments, and the interest paid on interest-bearing liabilities such as deposits, Federal Home Loan Bank (FHLB) advances, and Federal Reserve borrowings. The difference between the average rate of interest earned on assets and the average rate paid on liabilities is the “interest rate spread”. Net interest income is produced when interest-earning assets equal or exceed interest-bearing liabilities and there is a positive interest rate spread. Net interest income and net interest rate spread are affected by changes in interest rates, the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. The Company’s net income is also affected by the generation of non-interest income, which consists primarily of gains or losses from the sale of securities, gains from the sale of loans, fees for servicing mortgage loans, and the generation of fees and service charges on deposit accounts. The Bank incurs expenses in addition to interest expense in the form of salaries and benefits, occupancy expenses, provisions for loan losses and amortization of mortgage servicing assets. Over the past several years, the Company has increased the emphasis on commercial and commercial real estate loans, which has increased the credit risk inherent in the loan portfolio. While HMN did not originate or hold subprime mortgages in its loan portfolio, purchase investments backed by subprime mortgages, or incur any write downs directly related to subprime mortgages, subprime credit issues indirectly impacted the Company by making it more difficult for some borrowers with marginal credit to qualify for a mortgage because most of the non-traditional mortgage products were eliminated by the banks and mortgage companies that were previously offering them. This decrease in available credit reduced the demand for single family homes as there were fewer qualified buyers in the marketplace. The decrease in demand for housing and building lots affected our level of loan charge offs and the risk ratings on some of our residential development loans. Consequently, the provision for loan losses has increased due to commercial real estate loan charge offs and risk rating downgrades due primarily to decreased demand for housing and building and a general decline in the economic conditions in our markets. In addition, our losses on other real estate owned also increased due to the factors discussed above.

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
The Company maintains significant net deferred tax assets for deductible temporary differences, the largest of which relates to the allowance for loan losses. For income tax return purposes, only net charge-offs are deductible, not the provision for loan losses. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that the deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of the current and future economic and business conditions. The Company considers both positive and negative evidence regarding the ultimate realizabilty of deferred tax assets. Positive evidence includes the existence of taxes paid in available carry-back years, the ability to implement tax planning strategies to accelerate taxable income recognition, and the probability that taxable income will be generated in future periods. Negative evidence includes the Company’s cumulative loss in the prior three year period and the general business and economic trends. At June 30, 2009, the Company did not record a valuation allowance relating to our deferred tax assets. This determination was based largely, on the Company’s ability to implement tax planning strategies to accelerate taxable income, its ability to generate future taxable income, and the utilization of taxes paid in available carry-back years. The Company believes, based on its internal earnings projections, that it will generate sufficient future taxable income that will result in the realization of the Company’s deferred tax assets. This positive evidence was sufficient to overcome the negative evidence of a cumulative loss in the most recent three year period that was caused primarily by the significant loan loss provisions that have been realized in the past 12 months, including one specific $12.0 million provision and related charge-off in 2008 due to apparent fraudulent activities related to the collateral of one loan, and a $3.8 million non-cash goodwill impairment charge recorded in 2008. It is possible that future conditions may differ substantially from those anticipated in determining the need for a valuation allowance on deferred tax assets and adjustments may be required in the future.
FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48) requires the use of estimates and management’s best judgment to determine the amounts and probabilities of all of the possible outcomes that could be realized upon the ultimate settlement of a tax position using the facts, circumstances, and information available. The application of FIN 48 requires significant judgment in arriving at the amount of tax benefits to be recognized in the financial statements for a given tax position. It is possible that the tax benefits realized upon the ultimate resolution of a tax position may result in tax benefits that are significantly different from those estimated.
Net Loss
Net loss for the second quarter of 2009 was $9.2 million, an increased loss of $7.2 million, or 354.5%, from a net loss of $2.0 million for the second quarter of 2008. Net loss available to common shareholders was $9.6 million for the second quarter of 2009, an increased loss of $7.6 million, or 376.2%, from the net loss available to common shareholders of $2.0 million for the second quarter of 2008. Diluted loss per common share for the second quarter of 2009 was $2.62, an increased loss of $2.06, or 367.9%, from diluted loss per share of $0.56 for the second quarter of 2008. The increase in the net loss for the quarter was primarily due to the $12.2 million increase in the provision for loan losses on commercial and commercial real estate loans. Net loss was also adversely affected by a $3.1 million increase in losses on other real estate owned when compared to the same period of 2008.
Net loss was $11.8 million for the six month period ended June 30, 2009, an increased loss of $11.3 million from the $537,000 loss for the six month period ended June 30, 2008. The net loss available to common shareholders was $12.7 million for the six month period ended June 30, 2009, an increased loss of $12.2 million, from the net loss available to common shareholders of $537,000 for the same period of 2008. Diluted loss per share for the six month period in 2009 was $3.45, an increased loss of $3.30, from the diluted loss per share of $0.15 for the same period in 2008. The increase in the net loss for the six month period was primarily due to the $17.2 million increase in the provision for loan losses on commercial and commercial real estate loans. Net loss was also adversely affected by a $4.2 million increase in losses on other real estate owned when compared to the same period of 2008.
Net Interest Income
Net interest income was $8.5 million for the second quarter of 2009, an increase of $0.3 million, or 3.8%, compared to $8.2 million for the second quarter of 2008. Interest income was $14.8 million for the second quarter of 2009, a decrease of $1.5 million, or 9.0%, from $16.3 million for the same period in 2008. Interest income decreased primarily because of a decrease in the average yields earned on loans and investments. Interest yields decreased primarily because of the 175 basis point decrease in the prime interest rate between the periods. Decreases in the prime rate, which is the rate that banks charge their prime business customers, generally decrease the rates on adjustable rate consumer and commercial loans in the portfolio and on new loans originated. The average yield earned on interest-earning assets was 5.73% for the second quarter of 2009, a decrease of 53 basis points from the 6.26% average yield for the second quarter of 2008.
Interest expense was $6.3 million for the second quarter of 2009, a decrease of $1.8 million, or 22.0%, compared to $8.1 million for the second quarter of 2008. Interest expense decreased primarily because of the lower interest rates paid on money market accounts and certificates of deposits. The decreased rates were the result of the 175 basis point decrease in the federal funds rate that occurred between the periods. Decreases in the federal funds rate, which is the rate that banks charge other banks for short term loans, generally have a lagging effect and decrease the rates banks pay for deposits. The lagging effect of deposit rate changes is because many of the Bank’s deposits are in the form of certificates of deposit, which do not re-price immediately when the federal funds rate changes. The average interest rate paid on interest-bearing liabilities was 2.59% for the second quarter of 2009, a decrease of 74 basis points from the 3.33% average interest rate paid in the second quarter of 2008.
Net interest margin (net interest income divided by average interest earning assets) for the second quarter of 2009 was 3.29%, an increase of 14 basis points, compared to 3.15% for the second quarter of 2008.
Net interest income was $17.3 million for the first six months of 2009, an increase of $410,000, or 2.43%, from $16.9 million for the same period in 2008. Interest income was $30.1 million for the six month period ended June 30, 2009, a decrease of $3.9 million, or 11.5%, from $34.0 million for the same six month period in 2008. Interest income decreased primarily because of the 175 basis point decrease in the prime interest rate between the periods. Decreases in the prime rate generally decrease the rates on adjustable rate consumer and commercial loans in the portfolio and on new loans originated. The average yield earned on interest-earning assets was 5.74% for the first six months of 2009, a decrease of 75 basis points from the 6.49% average yield for the first six months of 2008.
Interest expense was $12.9 million for the first six months of 2009, a decrease of $4.3 million, or 25.1%, compared to $17.2 million for the first six months of 2008. Interest expense decreased primarily because of the lower interest rates paid on money market accounts and certificates of deposits. The decreased rates were the result of the 175 basis point decrease in the federal funds rate that occurred between the periods. Decreases in the federal funds rate generally have a lagging effect and decrease the rates banks pay for deposits. The average interest rate paid on interest-bearing liabilities was 2.61% for the first six months of 2009, a decrease of 91 basis points from the 3.52% average interest rate paid in the first six months of 2008.
Net interest margin (net interest income divided by average interest earning assets) for the first six months of 2009 was 3.29%, an increase of 8 basis points, compared to 3.21% for the first six months of 2008.

A summary of the Company’s net interest margin for the six month period ended June 30, 2009 and June 30, 2008 is as follows:

			For the six month period ended
	June 30, 2009			June 30, 2008
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate

Interest-earning assets:
Securities available for sale	$157,863	3,311	4.23%	$153,123	3,853	5.06%
Loans held for sale	3,898	99	5.12	2,484	73	5.88
Mortgage loans, net	155,433	4,496	5.83	161,743	5,019	6.22
Commercial loans, net	638,748	19,745	6.23	632,565	21,875	6.95
Consumer loans, net	84,236	2,495	5.97	83,324	2,973	7.17
Cash equivalents	10,727	1	0.02	15,172	118	1.57
Federal Home Loan Bank stock	7,286	(5)	(0.14)	6,462	133	4.14

Total interest-earning assets	1,058,191	30,142	5.74	1,054,873	34,044	6.49

Interest-bearing liabilities:
NOW accounts	113,439	78	0.14	124,305	988	1.59
Savings accounts	30,001	19	0.13	41,287	239	1.16
Money market accounts	98,834	712	1.45	142,134	1,800	2.54
Certificates	259,645	4,124	3.20	245,068	5,177	4.25
Brokered deposits	248,010	4,771	3.88	269,270	6,505	4.86
Advances and other borrowings	176,221	3,169	3.63	106,364	2,476	4.68

Total interest-bearing liabilities	926,150			928,428
Non-interest checking	66,733			53,603
Other non-interest bearing deposits	1,315			1,103

Total interest bearing liabilities and non-interest bearing deposits	$994,198	12,873	2.61	$983,134	17,185	3.52

Net interest income		$17,269			$16,859

Net interest rate spread			3.13%			2.98%

Net interest margin			3.29%			3.21%

Provision for Loan Losses
The provision for loan losses was $13.3 million for the second quarter of 2009, an increase of $12.2 million, from $1.1 million for the second quarter of 2008. The provision for loan losses increased primarily as the result of an increase in the loan loss allowance recorded for specific commercial real estate loans due to decreases in the estimated value of the underlying collateral supporting the loans. An additional provision for loan losses of $2.9 million was recorded on two non-performing residential development loans and a $3.0 million provision for loan losses was established on two alternative fuel plants based on updated appraised values. An analysis of the loan portfolio during the quarter resulted in a $2.7 million increase in the loan loss provision for other risk rated loans. The loan loss provision for the second quarter of 2009 also includes a $3.7 million increase related to a commercial loan that was charged off after it was determined that the collateral supporting the loan did not exist or was inadequate. The apparently fraudulent actions by the borrower resulted in the same equipment being used as collateral on a number of different loans to various lenders. The borrower currently has a limited capacity to pay back the loan and there is substantial doubt that there will be any recovery related to the loan, therefore, the entire balance of the loan was charged off during the quarter.
The provision for loan losses is recorded to bring the allowance for loan losses to a level deemed appropriate by management based on factors disclosed in the critical accounting policies previously discussed. The provision for loan losses was $19.9 million for the first six months of 2009, an increase of $17.2 million, or 638.8%, from $2.7 million for the same six month period in 2008. The increase was due primarily to decreases in the estimated value of the real estate collateral supporting the $42.4 million in commercial real estate loans classified as non-performing at June 30, 2009.

A rollforward of the Company’s allowance for loan losses for the three and six month periods ended June 30, 2009 and June 30, 2008 is summarized as follows:

(Dollars in thousands)	2009	2008
Balance at March 31,	$17,494	$13,913
Provision	13,304	1,130
Charge offs:
Commercial	(5,168)	(0)
Commercial real estate	(320)	(75)
One-to-four family	(65)	(0)
Consumer	(412)	(48)
Recoveries	570	4

Balance at June 30,	$25,403	$14,924

(Dollars in thousands)	2009	2008
Balance at January 1,	$21,257	$12,438
Provision	19,873	2,690
Charge offs:
Commercial	(5,352)	(24)
Commercial real estate	(9,781)	(75)
One-to-four family	(65)	(60)
Consumer	(1,106)	(69)
Recoveries	577	24

Balance at June 30,	$25,403	$14,924

Non-Interest Income
Non-interest income was $2.2 million for the second quarter of 2009, an increase of $440,000, or 25.1%, from $1.8 million for the same period in 2008. Gains on sales of loans increased $714,000 between the periods due to increased single family loan originations as a result of increased refinance activity. Fees and service charges decreased $78,000 between the periods primarily because of decreased service charges and overdraft fees. Loan servicing fees increased $16,000 between the periods primarily because of increased commercial loan servicing fees. Other non-interest income decreased $217,000 primarily because of decreased income from the sale of uninsured investment products.
Non-interest income was $3.9 million for the first six months of 2009, an increase of $669,000, or 20.4%, from $3.3 million for the same period in 2008. Gains on sales of loans increased $981,000 between the periods primarily because of the increase in the gain recognized on the sale of single family loans due to increased originations as a result of increased refinancing activity. Fees and service charges increased $70,000 between the periods primarily because of increased commercial overdraft fees. Other non-interest income decreased $413,000 primarily because of decreased gains recognized on the sale of repossessed and foreclosed assets and reduced income from the sale of uninsured investment products.
Non-Interest Expense
Non-interest expense was $10.5 million for the second quarter of 2009, an increase of $713,000, or 7.3%, from $9.8 million for the same period of 2008. Other non-interest expense increased $4.6 million primarily because of an increase of $3.1 million for losses recognized on real estate owned due to a decrease in the value of the underlying collateral. Other non-interest expense also increased $633,000 due to increased Federal Deposit Insurance Corporation (FDIC) assessments, $461,000 for interest on a pending state tax assessment as a result of an unfavorable tax court ruling in the second quarter, and $379,000 due to increased expenses related to foreclosures and other real estate owned. Compensation and benefits increased $248,000 primarily because of increased personnel between the periods in the mortgage, computer operations and commercial loan recovery areas. These increases were offset by a $3.8 million decrease in a goodwill impairment charge between the periods. Occupancy expense decreased $152,000 primarily because of a decrease in depreciation expense and a reduction in non-capitalized equipment purchases. Data processing costs decreased $115,000 due to decreases in third party vendor charges for internet and other banking services as a result of the system conversion that occurred in the fourth quarter of 2008.
Non-interest expense was $18.9 million for the first six months of 2009, an increase of $2.8 million, or 17.5%, from $16.1 million for the same period of 2008. Other non-interest expense increased $6.3 million primarily because of an increase of $4.2 million for losses recognized on other real estate owned due to a decrease in the value of the underlying collateral. Other non-interest expense also increased $855,000 due to increased Federal Deposit Insurance Corporation (FDIC) assessments, $461,000 for interest on a pending state tax assessment as a result of an unfavorable tax court ruling, $416,000 due to increased foreclosure expenses and costs related to real estate owned as a result of foreclosure, and $223,000 due to increased legal fees primarily related to the state tax assessment challenge. Compensation and benefits increased $737,000 primarily because of increased costs associated with the employment agreement of a former executive officer and increased personnel in the mortgage, computer operations and commercial loan recovery areas. These increases were offset by a $3.8 million decrease in a goodwill impairment charge. Occupancy expense decreased $192,000 primarily because of a decrease in depreciation expense and a reduction in non-capitalized equipment purchases. Data processing costs decreased $264,000 due to decreases in third party vendor charges for internet and other banking services as a result of the system conversion that occurred in the fourth quarter of 2008.
Income Tax Expense
The effect of income taxes changed $5.0 million for the second quarter of 2009, from an expense of $1.1 million in the second quarter of 2008 to a benefit of $3.9 million in the second quarter of 2009, due to a decrease in taxable income and an effective tax rate that decreased from 36.6% for the second quarter of 2008, excluding the goodwill impairment charge, to 29.9% for the second quarter of 2009. Income tax expense was recognized in the second quarter of 2008 on a pre-tax loss because the goodwill impairment charge recorded in the second quarter of 2008 was not tax deductible and therefore no tax benefit was realized related to the impairment charge. In the second quarter of 2009, additional income tax expense of $1.0 million was recorded, which was a reduction of the overall tax benefit, as a result of an unfavorable tax court ruling related to the tax treatment of the inter-company dividends paid to the Bank by a former subsidiary in 2002, 2003 and 2004. Excluding this adjustment, the effective tax rate would have been 37.5% for the second quarter of 2009.
The effect of income taxes changed $7.6 million for the first six months of 2009, from an expense of $1.9 million for the six month period ended June 30, 2008 to a benefit of $5.7 million for the six month period ended June 30, 2009, due to a decrease in taxable income and an effective tax rate that decreased from 37.1% for the first six months of 2008, excluding the goodwill impairment charge, to 32.5% for the first six months of 2009. The goodwill impairment charge recorded in the first six months of 2008 was not tax deductible and therefore no tax benefit was realized related to the impairment charge. In the first six months of 2009, the Company recorded additional income tax expense of $1.0 million, which was a reduction of the overall tax benefit, as a result of an unfavorable tax court ruling related to the tax treatment of the inter-company dividends paid to the Bank by a former subsidiary in 2002, 2003 and 2004. Excluding this adjustment, the effective tax rate would have been 38.2% for the first six months of 2009.
The Company has not recorded a valuation allowance against the deferred tax assets because the Company believes it is more likely than not that the deferred tax assets will be realized based on a recovery of prior taxes paid, future taxable income and tax planning strategies.
Non-Performing Assets
The following table summarizes the amounts and categories of non-performing assets in the Bank’s portfolio and loan delinquency information as of the end of the three most recently completed quarters.

	June 30,	March 31,	December 31,
(Dollars in thousands)	2009	2009	2008

Non-Accruing Loans:
One-to-four family real estate	$700	$3,812	$7,251
Commercial real estate	42,393	29,829	46,953
Consumer	5,942	5,052	5,297
Commercial business	13,632	11,410	4,671

Total	62,667	50,103	64,172

Other assets	25	25	25
Foreclosed and Repossessed Assets:
One-to-four family real estate	536	344	258
Commercial real estate	16,235	19,409	10,300

Total non-performing assets	$79,463	$69,881	$74,756

Total as a percentage of total assets	7.55%	6.28%	6.53%

Total non-performing loans	$62,667	$50,103	$64,172

Total as a percentage of total loans receivable, net	7.49%	5.71%	7.12%

Allowance for loan loss to non-performing loans	40.54%	34.92%	33.12%

Delinquency Data:
Delinquencies (1)
30+ days	$10,080	$7,893	$11,488
90+ days	0	515	0
Delinquencies as a percentage of loan and lease portfolio (1)
30+ days	1.18%	0.89%	1.26%
90+ days	0.00%	0.06%	0.00%

(1)	Excludes non-accrual loans.
Total non-performing assets were $79.5 million at June 30, 2009, an increase of $9.6 million, from $69.9 million at March 31, 2009. Non-performing loans increased $12.6 million and foreclosed and repossessed assets decreased $3.0 million during the period. The non-performing loan and foreclosed and repossessed asset activity for the quarter was as follows:

(Dollars in thousands)

Non-performing loans
March 31, 2009	$50,103
Classified as non-performing	20,175
Charge offs	(5,965)
Principal payments received	(1,242)
Classified as accruing	(156)
Transferred to real estate owned	(248)

June 30, 2009	$62,667

Foreclosed and repossessed assets
March 31, 2009	$19,778
Transferred from non-performing loans	248
Real estate sold	(113)
Writedowns	(3,117)

June 30, 2009	$16,796

The increase in non-performing loans during the quarter relates primarily to three residential development loans totaling $12.4 million and one commercial lending relationship of $7.0 million secured by a single family residence that were classified due to lack of performance. The largest non-performing loan was for $8.2 million and is secured by a residential development located in the Bank’s primary market. The estimated values of the underlying collateral supporting the residential development loans were determined based on third party appraisals and specific reserves have been established, where required.
Total non-performing assets were $79.5 million at June 30, 2009, an increase of $4.7 million, from $74.8 million at December 31, 2008. Non-performing loans decreased $1.5 million and foreclosed and repossessed assets increased $6.2 million during the period. The non-performing loan and foreclosed and repossessed asset activity for the first six months of 2009 was as follows:

(Dollars in thousands)

Non-performing loans
December 31, 2008	$64,172
Classified as non-performing	28,284
Charge offs	(16,305)
Principal payments received	(2,176)
Classified as accruing	(717)
Transferred to real estate owned	(10,591)

June 30, 2009	$62,667

Foreclosed and repossessed assets
December 31, 2008	$10,584
Transferred from non-performing loans	10,591
Real estate sold	(219)
Writedowns	(4,160)

June 30, 2009	$16,796

The following table summarizes the number and types of commercial real estate loans (the largest category of non-performing loans) that were non-performing as of the end of the three most recently completed quarters.

		Principal		Principal		Principal
		Amount of Loan		Amount of Loan		Amount of Loan
		at		at		at
(Dollars in thousands)		June 30,		March 31,		December 31,
Property Type	#	2009	#	2009	#	2008

Residential developments	8	$18,891	5	$9,180	6	$17,680
Single family homes	3	1,674	3	944	4	898
Condominiums	0	0	0	0	1	5,440
Hotels	1	4,999	1	4,999	1	4,999
Alternative fuel plants	2	12,676	2	12,528	2	12,493
Shopping centers	2	1,182	2	1,205	2	1,237
Elderly care facilities	0	0	1	40	3	4,037
Restaurant/bars	3	2,971	2	933	1	169

	19	$42,393	16	$29,829	20	$46,953

Dividends
The declaration of dividends on common stock is subject to, among other things, the Company’s financial condition and results of operations, the Bank’s compliance with its regulatory capital requirements including risk based capital requirements, limitations imposed through the Company’s participation in the U.S. Treasury’s Capital Purchase Program, tax considerations, industry standards, economic conditions, regulatory restrictions, general business practices and other factors. The Bank’s capital position at June 30, 2009 remained above the levels required for the Bank to be considered a well-capitalized financial institution by regulatory standards. The payment of dividends is dependent upon the Company having adequate cash or other assets that can be converted to cash to pay dividends to its stockholders. The Company suspended the payment of quarterly cash dividends to common stockholders in the fourth quarter of 2008 due to the net operating loss experienced and the challenging economic environment. It is not anticipated that dividends on common stock will be paid over the next 12 months because of our desire to preserve capital due to the uncertain economic environment that is affecting the entire financial sector. The Company also does not anticipate the repurchase of common stock over the next 12 months because of the stock repurchase restriction imposed by its participation in the U.S. Treasury’s Capital Purchase Program. The Company anticipates making quarterly preferred dividend payments of $325,000 on the preferred stock issued to the Treasury for the first five years the preferred stock is outstanding and $585,000 each quarter after that if the shares are not redeemed.
Liquidity and Capital Resources
For the six months ended June 30, 2009, the net cash provided by operating activities was $9.6 million. The Company collected $30.0 million from the maturities of securities, $266,000 from sales of real estate, $11.5 million from principal repayments on securities, and $2.1 million from the sales of securities. The Company purchased securities of $5.0 million and purchased premises and equipment of $849,000. Net loans receivable decreased $33.8 million due primarily to decreased commercial loan production. The Company had a net decrease in deposit balances of $70.9 million (primarily in brokered deposits), received $945.5 million in borrowing proceeds and $377,000 in customer escrows. The Company repaid $955.5 million of borrowings and paid $513,000 in dividends on outstanding preferred stock.
The Company has certificates of deposits with outstanding balances of $314.5 million that come due over the next 12 months, of which $162.5 million were obtained from brokers. Based upon past experience, management anticipates that the majority of the deposits will renew for another term. The Company believes that deposits that do not renew will be replaced with deposits from other customers or brokers. FHLB advances or proceeds from the sale of securities could also be used to replace unanticipated outflows of deposits.
The Company has deposits of $72.7 million in checking and money market accounts with customers that have individual balances greater than $5.0 million. These funds may be withdrawn at any time and management anticipates that $36.0 million of these deposits will be withdrawn from the Bank over the next twelve months as they are scheduled for disbursement. These withdrawals will be replaced primarily with brokered deposits or Federal Reserve advances. Management anticipates that the majority of the remaining large checking and money market deposits will remain on deposit with the Bank. If these deposits were to be withdrawn, they would be replaced with deposits from other customers or brokers. Advances from the FHLB or the Federal Reserve, or proceeds from the sale of securities could also be used to replace unanticipated outflows of large checking and money market deposits.
The Company has $87.5 million of FHLB advances which mature beyond June 30, 2010 but have call features that can be exercised by the FHLB during the next 12 months. If the call features are exercised, the Company has the option of requesting any advance otherwise available to it pursuant to the Credit Policy of the FHLB.
At June 30, 2009, the Bank has the ability to draw additional borrowings from the FHLB of $77.0 million based upon the mortgage loans pledged, subject to a requirement to purchase additional FHLB stock. The Bank also has the ability to draw additional borrowings of $211.0 million from the Federal Reserve Bank, based upon the loans pledged with them.
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
The Company utilizes a model that uses the discounted cash flows from its interest-earning assets and its interest- bearing liabilities to calculate the current market value of those assets and liabilities. The model also calculates the changes in market value of the interest-earning assets and interest-bearing liabilities due to different interest rate changes. The Company believes that over the next twelve months interest rates could fluctuate in a range of 100 basis points down or 200 basis points up from where the rates were at June 30, 2009. The following table discloses the projected changes in market value to the Company’s interest-earning assets and interest-bearing liabilities based upon incremental 100 basis point changes in interest rates from interest rates in effect on June 30, 2009.

Other than trading portfolio
(Dollars in thousands)	Market Value
Basis point change in interest rates	-100	0	+100	+200

Total market risk sensitive assets	$1,040,070	1,028,222	1,014,116	1,000,010
Total market risk sensitive liabilities	944,960	931,038	917,630	904,106
Off-balance sheet financial instruments	113	0	601	1,132

Net market risk	$94,997	97,184	95,885	94,772

Percentage change from current market value	(2.25)%	0.00%	(1.34)%	(2.48)%

The preceding table was prepared utilizing the following assumptions (the Model Assumptions) regarding prepayment and decay ratios that were determined by management based upon their review of historical prepayment speeds and future prepayment projections. Fixed rate loans were assumed to prepay at annual rates from 7% to 77%, depending on the note rate and the period to maturity. Adjustable rate mortgages (ARMs) were assumed to prepay at annual rates of between 11% and 33%, depending on the note rate and the period to maturity. Growing Equity Mortgage loans were assumed to prepay at annual rates of between 6% and 50% depending on the note rate and the period to maturity. Mortgage-backed securities and Collateralized Mortgage Obligations (CMOs) were projected to have prepayments based upon the underlying collateral securing the instrument and the related cash flow priority of the CMO tranche owned. Certificate accounts were assumed not to be withdrawn until maturity. Passbook accounts were assumed to decay at an annual rate of 25% and money market accounts were assumed to decay at an annual rate of 28%. Non-interest checking accounts were assumed to decay at an annual rate of 22% and NOW accounts were assumed to decay at an annual rate of 23%. Commercial NOW accounts and MMDA accounts were assumed to decay at annual rates of 23% and 25%, respectively. FHLB advances were projected to be called at the first call date where the projected interest rate on similar remaining term advances exceeded the interest rate on the callable advance.
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
Asset/Liability Management
The Company’s management reviews the impact that changing interest rates will have on its net interest income projected for the twelve months following June 30, 2009 to determine if its current level of interest rate risk is acceptable. The following table projects the estimated annual impact on net interest income of immediate interest rate changes called rate shocks.

(Dollars in thousands)
	Projected
Rate Shock in	Change in Net	Percentage
Basis Points	Interest Income	Change
+200	1,641	4.97%
+100	633	1.92%
0	0	0.00%
-100	(1,623)	(4.92)%
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

HMN FINANCIAL, INC.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, the Company is party to legal proceedings arising out of its lending and deposit operations. HMN is and expects to become engaged in a number of foreclosure proceedings and other collection actions as part of its collection activities. Litigation is often unpredictable and the actual results of litigation cannot be determined with any certainty.
In February 2007, the Minnesota Department of Revenue assessed a deficiency of $2.2 million against the Company’s 2002 through 2004 Minnesota state tax payments. The deficiency relates to the tax treatment of the inter-company dividends paid to the Bank by a former subsidiary of the Company. In the second quarter of 2009, the Minnesota state tax court upheld the deficiency assessment. As a result of the Minnesota state tax court decision, the Company recorded a $1.0 million increase in net income taxes after considering federal income tax deductions and previously recorded contingency accruals. The Company also recorded $461,000 of related interest expense in other operating expenses during the quarter. The Company is appealing the Minnesota state tax court decision to the Minnesota Supreme Court but has fully provided for the amounts due based on the tax court ruling.
Item 1A. Risk Factors
The United States, including HMN’s markets, has experienced weakening economic conditions and declines in housing prices and real estate values in general. HMN’s loan portfolio contains significant amounts of loans secured by residential and commercial real estate. HMN has experienced an elevated level of non-performing assets, net charge-offs and provisions for credit losses as a result of continuing deterioration of the housing markets, increasing financial stress on consumers and weakening economic conditions. In the event of worsening economic conditions and continued decline in real estate values, HMN would expect continued deterioration of credit quality represented by increased balances of non-performing assets, increased net charge-offs and increased provisions for credit losses.
Increased net charge-offs and provisions for credit losses could reduce the Bank’s Tier I or core capital and risk-based capital, as determined under applicable banking regulations. If the Bank’s core capital and risk-based capital were reduced, the Bank’s ability to increase its assets may be reduced, or the Bank may act to decrease its assets, including by selling loans. Limitations on the Bank’s ability to increase assets, or reductions in the Banks assets, may limit or reduce future interest income and have an adverse impact on operating results.
See Part I, Item 1 A. of the Company’s Annual Report on Form 10-K for the year ended December 31,2008 for additional risk factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
          (a) and (b) Not applicable
          (c) Information Regarding Share Repurchases

	(a) Total		(c) Total Number of	(d) Maximum Number
	Number of		Shares Purchased as Part	of Shares that May Yet
	Shares	(b) Average Price	of Publicly Announced	Be Purchased Under the
Period	Purchased	Paid per Share	Plans or Programs	Plans or Programs (1)

April 1 through April 30, 2009	0	N/A	0	106,000
May 1 through May 31, 2009	0	N/A	0	106,000
June 1 through June 30, 2009	0	N/A	0	106,000

Total	0	$ N/A	0

(1)	On July 22, 2008 the Board of Directors authorized the repurchase of up to 300,000 shares of the Company’s common stock. This program expires on January 26, 2010.

Item 3. Defaults Upon Senior Securities.
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
     The Annual Meeting of Stockholders of the Company was held on April 28, 2009 at 10:00 a.m.
     The following is a record of the votes cast in the election of directors of the Company:
          Terms expiring in 2012:

	For	Withhold
Mahlon C. Schneider	3,158,622	210,981
Hugh C. Smith	3,174,145	195,458
Accordingly the individuals named above were duly elected directors of the Company for terms to expire as stated above.
The following is a record of the votes cast in respect of the proposal to ratify the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009.

NUMBER
OF VOTES
FOR	3,225,025
AGAINST	92,933
ABSTAIN	51,645
BROKER NON-VOTE	0
Accordingly, the proposal described above was declared to be duly adopted by the stockholders of the Company.
The following is a record of the votes cast in respect of the proposed HMN Financial, Inc. 2009 Equity Incentive Plan.

NUMBER
OF VOTES
FOR	2,019,743
AGAINST	586,487
ABSTAIN	43,049
BROKER NON-VOTE	720,324
Accordingly, the proposal described above was declared to be duly adopted by the stockholders of the Company.
The following is a record of the advisory (non-binding) vote of the compensation of executives.

NUMBER
OF VOTES
FOR	2,303,104
AGAINST	982,938
ABSTAIN	83,560
BROKER NON-VOTE	0
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

HMN FINANCIAL, INC. Registrant
Date: August 3, 2009	By:	/s/ Bradley Krehbiel
Bradley Krehbiel,
Principal Executive Officer (Duly Authorized Representative)

Date: August 3, 2009	By:	/s/ Jon Eberle
Jon Eberle,
Chief Financial Officer (Principal Financial Officer)

HMN FINANCIAL, INC.
INDEX TO EXHIBITS
FOR FORM 10-Q

		Reference	Sequential
		to Prior	Page Numbering
		Filing or	Where Attached
		Exhibit	Exhibits Are
Regulation S-K		Number	Located in This
Exhibit Number	Document Attached Hereto	Form 10-Q	Report

3.1	Amended and Restated Certificate of Incorporation	*1	N/A

3.2	Amended and Restated By-laws	*2	N/A

4	Form of Common Stock	*3	N/A

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	31.1	Filed electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	31.2	Filed electronically

32	Section 1350 Certification of CEO and CFO	32	Filed Electronically

*1	Incorporated by reference to Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1998 (File No. 0-24100).

*2	Incorporated by reference to the same numbered exhibit to the Company’s Quarterly Report on Form 10-Q, as amended, for the period ended September 30, 2008 (File 0-24100).

*3	Incorporated by reference to the same numbered exhibit to the Company’s Registration Statement on Form S-1 dated April 1, 1994 (File No. 33-77212).