Form 10-Q
period 2009-09-30
HMN FINANCIAL INC
filed 2009-11-03
CIK 921183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐          No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at October 19, 2009

Common stock, $0.01 par value	4,245,284

HMN FINANCIAL, INC.

PART I — FINANCIAL STATEMENTS
Item 1: Financial Statements
HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30,	December 31,
(Dollars in thousands)	2009	2008
	(unaudited)
Assets
Cash and cash equivalents	$20,469	15,729
Securities available for sale:
Mortgage-backed and related securities (amortized cost $56,776 and $76,166)	58,737	77,327
Other marketable securities (amortized cost $75,976 and $95,445)	76,847	97,818

	135,584	175,145

Loans held for sale	3,279	2,548
Loans receivable, net	818,897	900,889
Accrued interest receivable	3,952	5,568
Real estate, net	15,494	10,558
Federal Home Loan Bank stock, at cost	7,286	7,286
Mortgage servicing rights, net	1,266	728
Premises and equipment, net	13,097	13,972
Prepaid expenses and other assets	4,634	4,408
Deferred tax asset, net	8,759	8,649

Total assets	$1,032,717	1,145,480

Liabilities and Stockholders’ Equity
Deposits	$781,574	880,505
Federal Home Loan Bank advances and Federal Reserve borrowings	142,500	142,500
Accrued interest payable	1,700	6,307
Customer escrows	1,605	639
Accrued expenses and other liabilities	4,892	3,316

Total liabilities	932,271	1,033,267

Commitments and contingencies
Stockholders’ equity:
Serial preferred stock: ($.01 par value) authorized 500,000 shares; issued shares 26,000	23,670	23,384
Common stock ($.01 par value): authorized 11,000,000; issued shares 9,128,662	91	91
Additional paid-in capital	58,593	60,687
Retained earnings, subject to certain restrictions	86,291	98,067
Accumulated other comprehensive income	1,709	2,091
Unearned employee stock ownership plan shares	(3,626)	(3,771)
Treasury stock, at cost 4,883,378 and 4,961,032 shares	(66,282)	(68,336)

Total stockholders’ equity	100,446	112,213

Total liabilities and stockholders’ equity	$1,032,717	1,145,480

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Income (Loss)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2009	2008	2009	2008

Interest income:
Loans receivable	$12,928	14,634	39,764	44,573
Securities available for sale:
Mortgage-backed and related	649	360	2,177	797
Other marketable	693	1,224	2,475	4,641
Cash equivalents	0	78	1	196
Other	55	78	50	211

Total interest income	14,325	16,374	44,467	50,418

Interest expense:
Deposits	4,172	6,235	13,876	20,944
Federal Home Loan Bank advances and Federal Reserve borrowings	1,563	1,571	4,732	4,047

Total interest expense	5,735	7,806	18,608	24,991

Net interest income	8,590	8,568	25,859	25,427
Provision for loan losses	3,381	15,790	23,254	18,480

Net interest income (loss) after provision for loan losses	5,209	(7,222)	2,605	6,947

Non-interest income:
Fees and service charges	1,034	1,163	3,071	3,114
Mortgage servicing fees	262	240	770	722
Securities gains, net	0	479	5	479
Gain on sales of loans	493	58	1,858	442
Other	94	99	298	716

Total non-interest income	1,883	2,039	6,002	5,473

Non-interest expense:
Compensation and benefits	3,180	3,010	10,313	9,406
Occupancy	970	1,131	3,071	3,424
Advertising	101	95	311	311
Data processing	298	485	888	1,323
Amortization of mortgage servicing rights, net	121	142	431	456
Goodwill impairment charge	0	0	0	3,801
Loss (gain) on real estate owned	(357)	0	3,812	0
Other	1,723	1,784	6,241	4,139

Total non-interest expense	6,036	6,647	25,067	22,860

Income (loss) before income tax expense (benefit)	1,056	(11,830)	(16,460)	(10,440)
Income tax expense (benefit)	175	(4,779)	(5,515)	(2,851)

Net income (loss)	$881	(7,051)	(10,945)	(7,589)
Preferred stock dividends and discount	438	0	1,306	0

Net income (loss) available to common shareholders	443	(7,051)	(12,251)	(7,589)

Basic earnings (loss) per common share	$0.12	(1.93)	(3.32)	(2.08)

Diluted earnings (loss) per common share	$0.12	(1.93)	(3.32)	(2.08)

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity and Comprehensive Loss
For the Nine-Month Period Ended September 30, 2009
(unaudited)

						Unearned
						Employee
					Accumulated	Stock		Total
			Additional		Other	Ownership		Stock-
	Preferred	Common	Paid-in	Retained	Comprehensive	Plan	Treasury	Holders’
(Dollars in thousands)	Stock	Stock	Capital	Earnings	Income	Shares	Stock	Equity

Balance, December 31, 2008	$23,384	91	60,687	98,067	2,091	(3,771)	(68,336)	112,213
Net loss				(10,945)				(10,945)
Other comprehensive loss, net of tax:
Net unrealized losses on securities available for sale					(382)			(382)

Total comprehensive loss								(11,327)
Preferred stock discount amortization	286		(286)					0
Restricted stock awards forfeited			127				(127)	0
Restricted stock awards dividend forfeited				7				7
Stock compensation tax benefits			20					20
Unearned compensation restricted stock awards			(2,181)				2,181	0
Amortization of restricted stock awards			269					269
Dividends paid				(838)				(838)
Earned employee stock ownership plan shares			(43)			145		102

Balance, September 30, 2009	$23,670	91	58,593	86,291	1,709	(3,626)	(66,282)	100,446

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
(Dollars in thousands)	2009	2008

Cash flows from operating activities:
Net loss	$(10,945)	(7,589)
Adjustments to reconcile net loss to cash provided by operating activities:
Provision for loan losses	23,254	18,480
Provision for real estate losses	5,216	0
Depreciation	1,404	1,288
Amortization of premiums, net	320	101
Amortization of deferred loan fees	(878)	(616)
Amortization of mortgage servicing rights and servicing costs	431	456
Capitalized mortgage servicing rights	(969)	(9)
Securities gains, net	(5)	(479)
Gain on sales of real estate	(1,404)	(160)
Gain on sales of loans	(1,858)	(442)
Proceeds from sales of loans held for sale	103,293	47,640
Disbursements on loans held for sale	(100,904)	(45,914)
Amortization of restricted stock awards	269	310
Amortization of unearned ESOP shares	145	146
Earned employee stock ownership shares priced above original cost	(43)	122
Stock option compensation	20	25
Decrease in accrued interest receivable	1,616	1,682
Decrease in accrued interest payable	(4,607)	(3,531)
Goodwill impairment charge	0	3,801
Decrease (increase) in other assets	63	(5,371)
Increase (decrease) in other liabilities	1,469	(3,091)
Other, net	96	26

Net cash provided by operating activities	15,983	6,875

Cash flows from investing activities:
Proceeds from sales of securities available for sale	2,141	10,442
Principal collected on securities available for sale	17,272	2,872
Proceeds collected on maturities of securities available for sale	60,000	85,000
Purchases of securities available for sale	(40,352)	(99,442)
Purchase of Federal Home Loan Bank stock	0	(5,959)
Redemption of Federal Home Loan Bank stock	0	4,696
Proceeds from sales of real estate	7,281	6,046
Net decrease (increase) in loans receivable	42,316	(40,579)
Purchases of premises and equipment	(582)	(2,725)

Net cash provided (used) by investing activities	88,076	(39,649)

Cash flows from financing activities:
Increase (decrease) in deposits	(99,447)	518
Purchase of treasury stock	0	(723)
Dividends to stockholders	(838)	(2,750)
Proceeds from borrowings	1,094,000	347,700
Repayment of borrowings	(1,094,000)	(318,700)
Increase in customer escrows	966	233

Net cash provided (used) by financing activities	(99,319)	26,278

Increase (decrease) in cash and cash equivalents	4,740	(6,496)
Cash and cash equivalents, beginning of period	15,729	23,718

Cash and cash equivalents, end of period	$20,469	17,222

Supplemental cash flow disclosures:
Cash paid for interest	$23,215	28,522
Cash paid for income taxes	33	5,247
Supplemental noncash flow disclosures:
Transfer of loans to real estate	16,066	12,476
Loans transferred to loans held for sale	1,234	2,170
See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
September 30, 2009 and 2008
(1) HMN Financial, Inc.
HMN Financial, Inc. (HMN or the Company) is a stock savings bank holding company that owns 100 percent of Home Federal Savings Bank (the Bank). The Bank has a community banking philosophy and operates retail banking and loan production offices in Minnesota and Iowa. The Bank has one wholly owned subsidiary, Osterud Insurance Agency, Inc. (OIA), which offers financial planning products and services. HMN has another wholly owned subsidiary, Security Finance Corporation (SFC), which acts as an intermediary for the Bank in completing certain real estate transactions.
The consolidated financial statements included herein are for HMN, SFC, the Bank and the Bank’s wholly owned subsidiary, OIA. All significant intercompany accounts and transactions have been eliminated in consolidation.
(2) Basis of Preparation
The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income (loss), consolidated statement of stockholders’ equity and comprehensive loss and consolidated statements of cash flows in conformity with U.S. generally accepted accounting principles (GAAP). However, all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The consolidated statement of income (loss) for the three and nine-month periods ended September 30, 2009 is not necessarily indicative of the results which may be expected for the entire year.
Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform with the current period presentation.
Subsequent events were evaluated through the filing date of the quarterly 10-Q with the Securities and Exchange Commission on November 3, 2009.
(3) New Accounting Standards
In June 2009, the FASB issued SFAS No. 168 (ASU 105.10), The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles. This Statement establishes the Codification as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. Following this Statement, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standard Updates (ASUs) that will serve only to update the Codification. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and did not have any impact on the Company’s consolidated financial statements except for disclosure changes to the authoritative pronouncement references.
In June 2009, the FASB issued SFAS No. 167 (ASU 810.10), Amendments to FASB Interpretation No. 46(R). This Statement amends FASB 46(R) to require an enterprise to perform an analysis and ongoing reassessments to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity and amends certain guidance for determining whether an entity is a variable interest entity. It also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 and for all interim reporting periods after that and is not anticipated to have any impact on the Company’s consolidated financial statements as the Company has no interests in any variable interest entities.
In June 2009, the FASB issued SFAS No. 166 (ASU 860.10), Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140. This Statement amends SFAS 140 and removes the concept of a qualifying special-purpose entity from SFAS 140 and eliminates the exception from applying FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, on qualifying special-purpose entities. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter and is not anticipated to have any impact on the Company’s consolidated financial statements.
(4) Derivative Instruments and Hedging Activities
The Company has commitments outstanding to extend credit to future borrowers that had not closed prior to the end of the quarter. The Company intends to sell these commitments, which are referred to as its mortgage pipeline. As commitments to originate or purchase loans enter the mortgage pipeline, the Company generally enters into commitments to sell the mortgage pipeline into the secondary market on a firm commitment or best efforts basis. The commitments to originate, purchase or sell loans on a firm commitment basis are derivatives. As a result of marking to market the mortgage pipeline and the related firm commitments to sell for the period ended September 30, 2009, the Company recorded an increase in other assets of $78,562, an increase in other liabilities of $66,890 and a gain on sales of loans of $11,672.
The current commitments to sell loans held for sale are derivatives that do not qualify for hedge accounting. As a result, these derivatives are marked to market and the related loans held for sale are recorded at the lower of cost or market. The Company recorded an increase in other liabilities of $40,100 and a loss included in the gain on sales of loans of $40,100 due to the mark-to-market adjustment on the commitments to sell loans held for sale.
(5) Fair Value Measurements
The Company measures the fair value of assets and liabilities using a hierarchy system consisting of three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:
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
Level 3 — Valuation is generated from model-based techniques that use significant assumptions not observable in the market and that are used only to the extent observable inputs are not available. These unobservable assumptions reflect our own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

The following table summarizes the assets of the Company for which fair values are determined on a recurring basis as of September 30, 2009.

	Carrying value at September 30, 2009
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale	$135,584	7,260	128,324	0
Mortgage loan commitments	79	0	79	0

Total	$135,663	7,260	128,403	0

The Company may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from the application of the lower-of-cost or market accounting or the write-down of individual assets. For assets measured at fair value on a nonrecurring basis in the third quarter of 2009, that were still held at September 30, 2009, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at September 30, 2009.

					Nine months ended
	Carrying value at September 30, 2009				September 30, 2009
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Total gains (losses)
Loans held for sale	$3,279	0	3,279	0	50
Mortgage servicing rights	1,266	0	1,266	0	0
Loans (1)	64,161	0	64,161	0	(9,014)
Real estate, net (2)	15,494	0	15,494	0	(5,216)

Total	$84,200	0	84,200	0	(14,180)

(1)	Losses represent specific reserves on loans for which adjustments are based on the appraised value of the collateral. The carrying value of loans fully charged-off is zero.

(2)	Represents the fair value and related losses of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.
(6) Fair Value of Financial Instruments
Generally accepted accounting principles require interim reporting period disclosure about the fair value of financial instruments, including assets, liabilities and off-balance sheet items for which it is practicable to estimate fair value. The fair value estimates are made based upon relevant market information, if available, and upon the characteristics of the financial instruments themselves. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based upon judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. The estimated fair value of the Company’s financial instruments as of September 30, 2009 is shown below.

	September 30,
	2009			2008
	Carrying	Estimated	Contract	Carrying	Estimated	Contract
(Dollars in thousands)	amount	fair value	amount	amount	fair value	amount

Financial assets:
Cash and cash equivalents	$20,469	20,469		17,220	17,220
Securities available for sale	135,584	135,584		186,058	186,058
Loans held for sale	3,279	3,328		4,222	4,222
Loans receivable, net	818,897	818,358		873,156	873,447
Federal Home Loan Bank stock	7,286	7,286		7,461	7,461
Accrued interest receivable	3,952	3,952		5,211	5,211
Financial liabilities:
Deposits	781,574	765,646		888,848	877,888
Federal Home Loan Bank advances	132,500	141,560		132,500	138,091
Federal Reserve line of credit	10,000	9,999		9,000	8,999
Accrued interest payable	1,700	1,700		5,984	5,984
Off-balance sheet financial instruments:
Commitments to extend credit	79	79	135,120	0	0	250,674
Commitments to sell loans	(131)	(131)	7,718	(59)	(59)	8,675
(7) Comprehensive Income (Loss)
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

	For the three months ended September 30,
	2009			2008
(Dollars in thousands)	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Securities available for sale:
Net unrealized gains (losses) arising during the period	$50	20	30	(694)	(310)	(384)
Less reclassification of net gains included in net income	0	0	0	479	169	310

Other comprehensive income (loss)	$50	20	30	(1,173)	(479)	(694)

	For the nine months ended September 30,
	2009			2008
	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax

Securities available for sale:
Net unrealized losses arising during the period	$(697)	(318)	(379)	(1,370)	(586)	(784)
Less reclassification of net gains included in net income	5	2	3	479	169	310

Other comprehensive loss	$(702)	(320)	(382)	(1,849)	(755)	(1,094)

(8) Securities Available For Sale
A summary of securities available for sale at September 30, 2009 is as follows:

		Gross unrealized	Gross unrealized
(Dollars in thousands)	Amortized cost	gains	losses	Fair value

September 30, 2009:
Mortgage-backed securities:
FHLMC	$28,402	1,006	0	29,408
FNMA	21,184	884	0	22,068
Collateralized mortgage obligations:
FHLMC	6,802	147	(86)	6,863
FNMA	388	10	0	398

	56,776	2,047	(86)	58,737

Other marketable securities:
U.S. Government agency obligations	75,276	1,260	(4)	76,532
Corporate preferred stock	700	0	(385)	315

	75,976	1,260	(389)	76,847

	$132,752	3,307	(475)	135,584

The following table indicates amortized cost and estimated fair value of securities available for sale at September 30, 2009 based upon contractual maturity adjusted for scheduled repayments of principal and projected prepayments of principal based upon current economic conditions and interest rates.

	Amortized	Fair
(Dollars in thousands)	cost	value

Due less than one year	$88,463	89,968
Due after one year through five years	38,083	39,583
Due after five years through ten years	5,506	5,718
No stated maturity	700	315

Total	$132,752	135,584

The following table shows the gross unrealized losses and fair value for the securities available for sale portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2009.

	Less than twelve months			Twelve months or more			Total
	# of	Fair	Unrealized	# of	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Investments	Value	Losses	Investments	Value	Losses	Value	Losses

Collateralized mortgage obligations:
FHLMC	1	$1,519	(86)	0	$0	0	1,519	(86)
Other marketable securities:
FHLB notes	1	5,022	(4)	0	0	0	5,022	(4)
Corporate preferred stock	0	0	0	1	315	(385)	315	(385)

Total temporarily impaired Securities	2	$6,541	(90)	1	$315	(385)	$6,856	(475)

The Company has the ability and intent to hold these investments to maturity or until the temporary loss is recovered.

(9) Investment in Mortgage Servicing Rights
A summary of mortgage servicing activity is as follows:

	Nine months ended	Year ended	Nine months ended
(Dollars in thousands)	Sept. 30, 2009	Dec. 31, 2008	Sept. 30, 2008
Mortgage servicing rights:
Balance, beginning of period	$728	1,270	1,270
Originations	969	28	10
Amortization	(431)	(570)	(456)

Balance, end of period	1,266	728	824

Fair value of mortgage servicing rights	$2,413	2,339	3,099

All of the loans being serviced were single-family loans serviced for FNMA under the mortgage-backed security program or individual loan sale program. The following is a summary of the risk characteristics of the loans being serviced at September 30, 2009.

		Weighted	Weighted
	Loan	Average	Average
	Principal	Interest	Remaining	Number
(Dollars in thousands)	Balance	Rate	Term (months)	of Loans

Original term 30 year fixed rate	$217,976	5.54%	299	1,915
Original term 15 year fixed rate	101,351	5.01%	115	1,608
Adjustable rate	1,062	4.15%	284	12
The gross carrying amount of mortgage servicing rights and the associated accumulated amortization at September 30, 2009 is presented in the following table. Amortization expense for mortgage servicing rights was $431,000 and $456,000 for the nine months ended September 30, 2009 and 2008, respectively.

	Gross		Unamortized
	Carrying	Accumulated	Intangible
(Dollars in thousands)	Amount	Amortization	Assets

Amortized intangible assets:
Mortgage servicing rights	$4,145	(2,879)	1,266

Total	$4,145	(2,879)	1,266

The following table indicates the estimated future amortization expense for the next five years for mortgage servicing rights:

Mortgage
Servicing
Rights

Year ending December 31,
2009	$108,149
2010	315,583
2011	225,952
2012	183,230
2013	159,146
Projections of amortization are based on existing asset balances and the existing interest rate environment as of September 30, 2009. The Company’s actual experience may be significantly different depending upon changes in mortgage interest rates and other market conditions.

(10) Earnings (Loss) per Share
The following table reconciles the weighted average shares outstanding and the income (loss) available to common shareholders used for basic and diluted EPS:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Weighted average number of common shares outstanding used in basic earnings per common share calculation	3,702	3,657	3,688	3,651
Net dilutive effect of:
Restricted stock awards	83	0	0	0

Weighted average number of shares outstanding adjusted for effect of dilutive securities	3,785	3,657	3,688	3,651

Income (loss) available to common shareholders	$443	(7,051)	(12,251)	(7,589)
Basic earnings (loss) per common share	$0.12	(1.93)	(3.32)	(2.08)
Diluted earnings (loss) per common share	$0.12	(1.93)	(3.32)	(2.08)
(11) Regulatory Capital
The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Tier I or core capital, and risk-based capital (as defined in the regulations) to total assets (as defined in the regulations). Management believes, as of September 30, 2009, that the Bank meets all capital adequacy requirements to which it is subject.
Management believes that based upon the Bank’s capital calculations at September 30, 2009 and other conditions consistent with the Prompt Corrective Actions Provisions of the Office of Thrift Supervision regulations, the Bank would be categorized as well capitalized.
On September 30, 2009, the Bank’s tangible assets and adjusted total assets were $1.02 billion and its risk-weighted assets were $828.1 million. The following table presents the Bank’s capital amounts and ratios at September 30, 2009 for actual capital, required capital and excess capital, including ratios required to qualify as a well capitalized institution under the Prompt Corrective Actions regulations.

							To Be Well Capitalized
			Required to be				Under Prompt
			Adequately				Corrective Actions
	Actual		Capitalized		Excess Capital		Provisions
		Percent of		Percent of		Percent of		Percent of
(Dollars in thousands)	Amount	Assets(1)	Amount	Assets (1)	Amount	Assets(1)	Amount	Assets(1)
Bank stockholder’s equity	$96,722
Less:
Net unrealized gains on certain securities available for sale and cash flow hedges	(1,938)
Disallowed servicing and tax assets	(6,108)

Tier I or core capital	88,676
Tier I capital to adjusted total assets		8.67%	$40,894	4.00%	$47,782	4.67%	$51,118	5.00%
Tier I capital to risk-weighted assets		10.71%	$33,124	4.00%	$55,552	6.71%	$49,686	6.00%

Plus:
Allowable allowance for loan losses	10,351

Risk-based capital	$99,027		$66,248		$32,779		$82,810

Risk-based capital to risk- weighted assets		11.96%		8.00%		3.96%		10.00%

(1)	Based upon the Bank’s adjusted total assets for the purpose of the tangible and core capital ratios and risk-weighted assets for the purpose of the risk-based capital ratio.
(12) Commitments and Contingencies
The Bank issued standby letters of credit which guarantee the performance of customers to third parties. The standby letters of credit outstanding at September 30, 2009 were approximately $3.1 million, expire over the next two years and are collateralized primarily with commercial real estate mortgages. Since the conditions under which the Bank is required to fund the standby letters of credit may not materialize, the cash requirements are expected to be less than the total outstanding commitments.
In February 2007, the Minnesota Department of Revenue assessed a deficiency of $2.2 million against the Company’s 2002 through 2004 Minnesota state tax payments. The deficiency related to the tax treatment of the inter-company dividends paid to the Bank by a former subsidiary of the Company. In the second quarter of 2009, the Minnesota state tax court upheld the deficiency assessment. As a result of the Minnesota state tax court decision, the Company recorded a $1.0 million increase in income tax expense after considering federal income tax deductions and previously recorded contingency accruals. The Company also recorded $461,000 of related interest expense in other operating expenses during the second quarter of 2009. The Company is appealing the Minnesota state tax court decision to the Minnesota Supreme Court but has fully provided for the amounts due based on the tax court ruling.
(13) Business Segments
The Bank has been identified as a reportable operating segment. SFC and HMN, the holding company, did not meet the quantitative thresholds for a reportable segment and therefore are included in the “Other” category.
The Company evaluates performance and allocates resources based on the segment’s net income. Each corporation is managed separately with its own officers and board of directors, some of whom may overlap between the corporations.

The following table sets forth certain information about the reconciliations of reported net income and assets for each of the Company’s reportable segments.

	Home Federal			Consolidated
(Dollars in thousands)	Savings Bank	Other	Eliminations	Total

At or for the quarter ended September 30, 2009:
Interest income — external customers	$14,325	0	0	14,325
Non-interest income — external customers	1,891	0	0	1,891
Loss on limited partnerships	(8)	0	0	(8)
Intersegment interest income	0	4	(4)	0
Intersegment non-interest income	43	1,033	(1,076)	0
Interest expense	5,739	0	(4)	5,735
Amortization of mortgage servicing rights, net	121	0	0	121
Other non-interest expense	5,785	174	(44)	5,915
Income tax expense (benefit)	194	(19)	0	175
Net income	1,031	882	(1,032)	881
Total assets	1,031,646	101,072	(100,001)	1,032,717

At or for the quarter ended September 30, 2008:
Interest income — external customers	$16,372	2	0	16,374
Non-interest income — external customers	2,044	0	0	2,044
Loss on limited partnerships	(5)	0	0	(5)
Intersegment interest income	0	18	(18)	0
Intersegment non-interest income	44	(6,952)	6,908	0
Interest expense	7,824	0	(18)	7,806
Amortization of mortgage servicing rights, net	142	0	0	142
Other non-interest expense	6,362	187	(44)	6,505
Income tax benefit	(4,713)	(66)	0	(4,779)
Net loss	(6,951)	(7,052)	6,952	(7,051)
Total assets	1,128,029	87,461	(86,590)	1,128,900

At or for the nine months ended September 30, 2009:
Interest income — external customers	$44,467	0	0	44,467
Non-interest income — external customers	6,047	1	0	6,048
Loss on limited partnerships	(46)	0	0	(46)
Intersegment interest income	0	12	(12)	0
Intersegment non-interest income	130	(10,469)	10,339	0
Interest expense	18,620	0	(12)	18,608
Amortization of mortgage servicing rights, net	431	0	0	431
Other non-interest expense	24,204	563	(131)	24,636
Income tax benefit	(5,444)	(71)	0	(5,515)
Net loss	(10,467)	(10,948)	10,470	(10,945)
Total assets	1,031,646	101,072	(100,001)	1,032,717

At or for the nine months ended September 30, 2008:
Interest income — external customers	$50,402	16	0	50,418
Non-interest income — external customers	5,477	0	0	5,477
Loss on limited partnerships	(4)	0	0	(4)
Intersegment interest income	0	69	(69)	0
Intersegment non-interest income	131	(7,319)	7,188	0
Interest expense	25,060	0	(69)	24,991
Amortization of mortgage servicing rights, net	456	0	0	456
Other non-interest expense	21,991	544	(131)	22,404
Income tax benefit	(2,666)	(185)	0	(2,851)
Net loss	(7,315)	(7,593)	7,319	(7,589)
Total assets	1,128,029	87,461	(86,590)	1,128,900

HMN FINANCIAL, INC.
Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking Information
This quarterly report and other reports filed by the Company with the Securities and Exchange Commission may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are often identified by such forward-looking terminology as “expect,” “intent,” “look,” “believe,” “anticipate,” “estimate,” “project,” “seek,” “may,” “will,” “would,” “could,” “should,” “trend,” “target,” and “goal” or similar statements or variations of such terms and include, but are not limited to, those relating to the adequacy of the allowance for loan losses, the adequacy of available liquidity to the Bank, the future outlook for the Company, the Company’s ability to realize the benefit of deferred tax assets, future expectations regarding dividends, renewals of certificates of deposit and the ability of the Bank to replace deposits that do not renew, the amount of deposits that will be withdrawn from checking and money market accounts and how the withdrawn deposits will be replaced, the projected changes in net interest income based on rate shocks, the range that interest rates may fluctuate over the next twelve months, the net market risk of interest rate shocks and the Company’s compliance with regulatory standards. A number of factors could cause actual results to differ materially from the Company’s assumptions and expectations. These include, but are not limited to, the adequacy and marketability of real estate securing loans to borrowers; possible legislative and regulatory changes; adverse economic, business and competitive developments such as shrinking interest margins; reduced collateral values; deposit outflows; reduced demand for financial services and loan products; changes in accounting policies and guidelines, or monetary and fiscal policies of the federal government or tax laws; international economic developments, changes in credit or other risks posed by the Company’s loan and investment portfolios; technological, computer-related or operational difficulties; adverse changes in securities markets; results of litigation; the Company’s participation in the U.S. Treasury Department’s Capital Purchase Program; the Company’s use of the proceeds from the sale of securities to the U.S. Treasury Department or other significant uncertainties. Additional factors that may cause actual results to differ from the Company’s assumptions and expectations include those set forth in the Company’s most recent filing on Form 10-K and this Form 10-Q with the Securities and Exchange Commission. All forward-looking statements are qualified by, and should be considered in conjunction with, such cautionary statements. For additional discussion of the risks and uncertainties applicable to the Company, see the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and Part II, Item 1A of this quarterly report on Form 10-Q.
General
The earnings of the Company are primarily dependent on the Bank’s net interest income, which is the difference between interest earned on loans and investments, and the interest paid on interest-bearing liabilities such as deposits, Federal Home Loan Bank (FHLB) advances, and Federal Reserve Bank (FRB) borrowings. The difference between the average rate of interest earned on assets and the average rate paid on liabilities is the “interest rate spread”. Net interest income is produced when interest-earning assets equal or exceed interest-bearing liabilities and there is a positive interest rate spread. Net interest income and net interest rate spread are affected by changes in interest rates, the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. The Company’s net income is also affected by the generation of non-interest income, which consists primarily of gains or losses from the sale of securities, gains from the sale of loans, fees for servicing mortgage loans, and the generation of fees and service charges on deposit accounts.

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
The earnings of financial institutions, such as the Bank, are significantly affected by prevailing economic and competitive conditions, particularly changes in interest rates, government monetary and fiscal policies, and regulations of various regulatory authorities. Lending activities are influenced by the demand for and supply of business credit, single family and commercial properties, competition among lenders, the level of interest rates and the availability of funds. Deposit flows and costs of deposits are influenced by prevailing market rates of interest on competing investments, account maturities and levels of personal income and savings. The interest rates charged by the FHLB and FRB on advances to the Bank also have a significant impact on the Bank’s overall cost of funds.
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
The adequacy of the allowance for loan losses is dependent upon management’s estimates of variables affecting valuation, appraisals of collateral, evaluations of performance and status, and the amounts and timing of future cash flows expected to be received on impaired loans. Such estimates, appraisals, evaluations and cash flows may be subject to frequent adjustments due to changing economic prospects of borrowers or properties. The estimates are reviewed periodically and adjustments, if any, are recorded in the provision for loan losses in the periods in which the adjustments become known. The allowance is allocated to individual loan categories based upon the relative risk characteristics of the loan portfolios and the actual loss experience. The Company increases its allowance for loan losses by charging the provision for loan losses against income. The methodology for establishing the allowance for loan losses takes into consideration probable losses that have been identified in connection with specific loans as well as probable losses in the loan portfolio for which specific reserves are not required. Although management believes that based on current conditions the allowance for loan losses is maintained at an adequate amount to provide for probable loan losses inherent in the portfolio as of the balance sheet date, future conditions may differ substantially from those anticipated in determining the allowance for loan losses and adjustments may be required in the future.
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
The Company maintains significant net deferred tax assets for deductible temporary differences, the largest of which relates to the allowance for loan losses. For income tax purposes, only net charge-offs are deductible, not the provision for loan losses. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that the deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies and assessments of the current and future economic and business conditions. The Company considers both positive and negative evidence regarding the ultimate realizabilty of deferred tax assets. Positive evidence includes the existence of taxes paid in available carry-back years, the ability to implement tax planning strategies to accelerate taxable income recognition and the probability that taxable income will be generated in future periods. Negative evidence includes the Company’s cumulative loss in the prior three year period and the general business and economic trends. At September 30, 2009, the Company did not record a valuation allowance relating to deferred tax assets. This determination was based largely on the Company’s ability to implement tax planning strategies to accelerate taxable income, its ability to generate future taxable income, and the utilization of taxes paid in available carry-back years. The Company believes, based on its internal earnings projections, that it will generate sufficient future taxable income that will result in the realization of the Company’s deferred tax assets. This positive evidence was sufficient to overcome the negative evidence of a cumulative loss in the most recent three year period that was caused primarily by the significant loan loss provisions that have been realized in the past two years, including one specific $12.0 million provision and related charge-off in 2008 due to apparently fraudulent activities related to the collateral of one loan, and a $3.8 million non-cash goodwill impairment charge recorded in 2008. It is possible that future conditions may differ substantially from those anticipated in determining the need for a valuation allowance on deferred tax assets and adjustments may be required in the future.
Accounting for income taxes requires the use of estimates and management’s best judgment to determine the amounts and probabilities of all of the possible outcomes that could be realized upon the ultimate settlement of any tax position using the facts, circumstances, and information available. Because significant estimates and judgments are used in arriving at the amount of tax benefits to be recognized in the financial statements for a given tax position, it is possible that the tax benefits realized upon the ultimate resolution of a tax position may result in tax benefits that are significantly different from those estimated.
Net Income (Loss)
Net income was $881,000 for the third quarter of 2009, a $7.9 million change from a net loss of $7.1 million for the third quarter of 2008. Net income available to common shareholders for the third quarter of 2009 was $443,000, a change of $7.5 million, from a net loss available to common shareholders of $7.1 million for the third quarter of 2008. Diluted earnings per common share for the third quarter of 2009 were $0.12, up $2.05 from the diluted loss per share of $1.93 for the third quarter of 2008. The increase in net income for the third quarter of 2009 is due primarily to a $12.4 million decrease in the loan loss provision between the periods. The provision decreased between the periods primarily because of the $12.0 million provision and related charge-off recorded in the third quarter of 2008 due to apparently fraudulent activity on a commercial loan.
The net loss was $10.9 million for the nine month period ended September 30, 2009, an increased loss of $3.3 million, from the $7.6 million loss for the nine month period ended September 30, 2008. The net loss available to common shareholders was $12.3 million for the nine month period ended September 30, 2009, an increased loss of $4.7 million, from the net loss available to common shareholders of $7.6 million for the same period of 2008. Diluted loss per common share for the nine month period in 2009 was $3.32, an increased loss of $1.24, from the diluted loss per share of $2.08 for the same period in 2008. The increase in net loss for the first nine months of 2009 is primarily due to a $4.8 million increase in the loan loss provision between the periods as a result of increased charge offs on commercial loans.
Net Interest Income
Net interest income was $8.6 million for the third quarter of 2009, the same as for the third quarter of 2008. Interest income was $14.3 million for the third quarter of 2009, a decrease of $2.1 million, or 12.5%, from $16.4 million for the same period in 2008. Interest income decreased primarily because of a decrease in the average yields earned on loans and investments. The decreased average yields were the result of the 175 basis point decrease in the prime interest rate between the periods. Decreases in the prime rate, which is the rate that banks charge their prime business customers, generally decrease the rates on adjustable rate consumer and commercial loans in the portfolio and on new loans originated. Interest income was also adversely affected by the increase in non-performing loans between the periods. The average yield earned on interest-earning assets was 5.77% for the third quarter of 2009, a decrease of 37 basis points from the 6.14% average yield for the third quarter of 2008.
Interest expense was $5.7 million for the third quarter of 2009, a decrease of $2.1 million, or 26.5%, compared to $7.8 million for the third quarter of 2008. Interest expense decreased primarily because of the lower interest rates paid on money market accounts and certificates of deposits. The decreased rates were the result of the 175 basis point decrease in the federal funds rate that occurred between the periods and the 225 basis point decrease that occurred in the first nine months of 2008. Decreases in the federal funds rate, which is the rate that banks charge other banks for short term loans, generally have a lagging effect and decrease the rates banks pay for deposits. The lagging effect of deposit rate changes is primarily due to the Bank’s deposits that are in the form of certificates of deposit which do not reprice immediately when the federal funds rate changes. The average interest rate paid on interest bearing liabilities was 2.43% for the third quarter of 2009, a decrease of 69 basis points from the 3.12% average rate paid in the third quarter of 2008.
Net interest margin (net interest income divided by average interest earning assets) for the third quarter of 2009 was 3.46%, an increase of 25 basis points, compared to 3.21% for the third quarter of 2008. Net interest margin increased between the periods primarily because the yield on interest earning assets decreased less than the rate paid on interest bearing liabilities.

Net interest income was $25.9 million for the first nine months of 2009, an increase of $0.5 million, or 1.7%, from $25.4 million for the same period in 2008. Interest income was $44.5 million for the nine-month period ended September 30, 2009, a decrease of $5.9 million, or 11.8%, from $50.4 million for the same period in 2008. Interest income decreased primarily because of a decrease in the average yields earned on loans and investments. The decreased average yields were the result of the 175 basis point decrease in the prime interest rate between the periods. Decreases in the prime rate generally decrease the rates on adjustable rate consumer and commercial loans in the portfolio and on new loans originated. Interest income was also adversely affected by the increase in non-performing loans between the periods. The average yield earned on interest-earning assets was 5.75% for the first nine months of 2009, a decrease of 62 basis points from the 6.37% average yield for the same period of 2008.
Interest expense was $18.6 million for the nine-month period ended September 30, 2009, a decrease of $6.4 million, or 25.5%, from $25.0 million for the same period in 2008. Interest expense decreased primarily because of the lower interest rates paid on money market accounts and certificates of deposits. The decreased rates were the result of the 175 basis point decrease in the federal funds rate that occurred between the periods and the 225 basis point decrease that occurred in the first nine months of 2008. Decreases in the federal funds rate generally have a lagging effect and decrease the rates banks pay for deposits. The lagging effect of deposit rate changes is because many of the Bank’s deposits are in the form of certificates of deposit which do not reprice immediately when the federal funds rate changes. The average interest rate paid on interest bearing liabilities was 2.55% for the first nine months of 2009, a decrease of 83 basis points from the 3.38% average rate paid in the same period of 2008.
Net interest margin (net interest income divided by average interest earning assets) for the first nine months of 2009 was 3.35%, an increase of 14 basis points, compared to 3.21% for the first nine months of 2008. Net interest margin increased between the periods primarily because the yield on interest earning assets decreased less than the rate paid on interest bearing liabilities.
A summary of the Company’s net interest margin for the nine-month period ended September 30, 2009 and September 30, 2008 is as follows:

	For the nine month period ended
	September 30, 2009			September 30, 2008
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate

Interest-earning assets:
Securities available for sale	$149,977	4,650	4.15%	$145,713	5,438	4.99%
Loans held for sale	3,484	134	5.14	2,600	117	6.01
Mortgage loans, net	151,620	6,651	5.86	164,661	7,703	6.25
Commercial loans, net	626,249	29,261	6.25	635,397	32,325	6.80
Consumer loans, net	83,425	3,720	5.96	84,181	4,428	7.03
Cash equivalents	11,295	1	0.01	17,645	196	1.48
Federal Home Loan Bank stock	7,286	50	0.91	6,927	211	4.07

Total interest-earning assets	1,033,336	44,467	5.75	1,057,124	50,418	6.37

Interest-bearing liabilities:
NOW accounts	109,750	110	0.13	124,869	1,367	1.46
Savings accounts	30,190	28	0.12	41,642	345	1.11
Money market accounts	101,428	1,059	1.40	127,299	2,323	2.44
Certificates	259,562	6,022	3.10	244,313	7,373	4.03
Brokered deposits	240,430	6,657	3.70	277,288	9,536	4.59
Advances and borrowings	163,357	4,732	3.87	116,209	4,047	4.65

Total interest-bearing liabilities	904,717			931,620
Noninterest checking	68,369			54,731
Other noninterest bearing escrow deposits	1,324			1,107

Total interest-bearing liabilities and noninterest bearing deposits	$974,410	18,608	2.55	$987,458	24,991	3.38

Net interest income		$25,859			$25,427

Net interest rate spread			3.20%			2.99%

Net interest margin			3.35%			3.21%

Provision for Loan Losses
The provision for loan losses is recorded to bring the allowance for loan losses to a level deemed appropriate by management based on factors disclosed in the critical accounting policies previously discussed. The provision for loan losses was $3.4 million for the third quarter of 2009, a decrease of $12.4 million, compared to $15.8 million for the third quarter of 2008. The provision decreased primarily because of the $12.0 million provision and related charge-off recorded in the third quarter of 2008 due to apparently fraudulent activity on a commercial loan. The loan loss provision for the third quarter of 2009 includes $3.2 million related to a commercial loan that was charged off during the quarter because the collateral supporting the loan was determined to be inadequate due to the apparently fraudulent activity of the borrower.
The provision for loan losses was $23.3 million for the first nine months of 2009, an increase of $4.8 million, from $18.5 million for the same nine month period in 2008. The provision for loan losses increased primarily as the result of an increase in the loan loss allowance recorded for specific commercial real estate loans due to decreases in the estimated value of the underlying collateral supporting the loans. An additional provision for loan losses of $2.9 million was recorded on two non-performing residential development loans and a $3.0 million provision for loan losses was established on two alternative fuel plants based on updated appraised values during the first nine months of 2009. An analysis of the loan portfolio during the first nine months of the year resulted in a $2.7 million increase in the loan loss provision for other risk rated loans. The loan loss provision for the first nine months of 2009 also includes a $6.9 million increase related to two unrelated commercial loans that were charged off after it was determined that the collateral supporting the loans was inadequate due to the apparently fraudulent actions of the respective borrowers. The loan loss provision for the first nine months of 2008 included a $12.0 million provision and related charge off due to apparently fraudulent activity on a commercial loan.
A rollforward of the Company’s allowance for loan losses for the three and nine-month periods ended September 30, 2009 and 2008 follows:

(in thousands)	2009	2008
Balance at June 30,	$25,403	$14,924
Provision	3,381	15,790
Charge offs:
Commercial loans	0	(12,009)
Commercial real estate loans	(1,236)	(2,652)
Consumer loans	(586)	(486)
Single family mortgage loans	(17)	(18)
Recoveries	99	22

Balance at September 30,	$27,044	$15,571

(in thousands)	2009	2008
Balance at January 1,	$21,257	$12,438
Provision	23,254	18,480
Charge offs:
Commercial loans	(5,352)	(12,034)
Commercial real estate loans	(11,017)	(2,727)
Consumer loans	(1,692)	(555)
Single family mortgage loans	(82)	(78)
Recoveries	676	47

Balance at September 30,	$27,044	$15,571

Non-Interest Income
Non-interest income was $1.9 million for the third quarter of 2009, a decrease of $156,000, or 7.7%, from $2.0 million for the same period in 2008. Securities gains decreased $479,000 as a result of decreased investment sales. Fees and service charges decreased $129,000 between the periods primarily because of decreased service charges and overdraft fees. Gains on sales of loans increased $435,000 due to an increase in the single-family mortgage loans that were sold. Mortgage servicing fees increased $22,000 because of an increase in the single-family mortgage loans being serviced between the periods as more loans were sold with the servicing rights retained.
Non-interest income was $6.0 million for the first nine months of 2009, an increase of $529,000, or 9.7%, from $5.5 million for the same period in 2008. Gains on sales of loans increased $1.4 million between the periods primarily because of an increase in sales of single family mortgages between the periods. Mortgage servicing fees increased $48,000 between the periods due to an increase in the single-family mortgage loans being serviced. Security gains decreased $474,000 due to decreased investment sales. Other income decreased $418,000 primarily as a result of decreased commissions on the sale of uninsured investment products. Fees and service charges decreased $43,000 between the periods primarily because of decreased service charges and overdraft fees.
Non-Interest Expense
Non-interest expense was $6.0 million for the third quarter of 2009, a decrease of $611,000, or 9.2%, from $6.6 million for the same period of 2008. Losses (gains) on real estate owned changed from $0 in the third quarter of 2008 to a gain of $357,000 in the third quarter of 2009 primarily because the gains recognized on the sale of two commercial real estate properties exceeded the loss recognized on a residential development that was written down due to a decrease in the estimated value. Data processing costs decreased $187,000 primarily because of decreases in third party vendor charges for internet and other banking services as a result of the system conversion that occurred in the fourth quarter of 2008. Occupancy expense decreased $161,000 primarily because of a decrease in depreciation expense and non-capitalized software and equipment purchases. Other non-interest expenses decreased $61,000 primarily because the increased FDIC deposit insurance assessments and other real estate expenses in the third quarter of 2009 were less than the litigation settlement expense recorded in the third quarter of 2008. Amortization of mortgage servicing rights decreased $21,000 due to a decrease in the prepayments between the periods of single-family mortgage loans being serviced. Compensation expense increased $170,000 between the periods primarily because of an increase in the number of employees in the mortgage, commercial and computer operations areas of the Bank.
Non-interest expense was $25.1 million for the first nine months of 2009, an increase of $2.2 million, or 9.7%, from $22.9 million for the same period in 2008. Losses on real estate owned increased $3.8 million between the periods primarily because the losses recognized on three residential developments caused by a decrease in their estimated value exceeded the gains recognized on the sale of two commercial real estate properties. Other non-interest expenses increased $2.1 million primarily because of a $1.0 million increase in Federal Deposit Insurance Corporation (FDIC) insurance premiums, $557,000 increase in costs related to other real estate, $461,000 increase for interest expense on a pending state tax assessment as a result of an unfavorable tax court ruling and $155,000 increase in legal fees primarily related to the ongoing state tax assessment challenge. Compensation expense increased $907,000 between the periods primarily because of additional staffing in the mortgage, commercial and computer operations areas and costs associated with the employment agreement of a former executive officer. These increases were offset by a $3.8 million decrease in goodwill impairment charges between the periods. Data processing costs decreased $435,000 primarily because of decreases in third party vendor charges for internet and other banking services as a result of the system conversion that occurred in the fourth quarter of 2008. Occupancy expense decreased $353,000 primarily because of a decrease in depreciation expense and non-capitalized software and equipment purchases. Amortization of mortgage servicing rights decreased $25,000 due to a decrease in the prepayments between the periods of single-family mortgage loans being serviced

Income Tax Expense (Benefit)
The effect of income taxes changed $5.0 million between the periods from a benefit of $4.8 million in the third quarter of 2008 to an expense of $0.2 million in the third quarter of 2009. The change was due to an increase in taxable income and an effective tax rate that decreased from 40.4% in the third quarter of 2008 to 16.6% in the third quarter of 2009. In the third quarter of 2009, the Company recorded a tax adjustment that reduced income tax expense $264,000. This adjustment was related to an immaterial correction of the previously recorded second quarter income tax expense. Excluding this adjustment, the effective tax rate would have been 41.6% for the third quarter of 2009.
The effect of income taxes changed $2.6 million between the periods from a benefit of $2.9 million for the nine month period ended September 30, 2008 to a benefit of $5.5 million for the nine month period ended September 30, 2009. The change was due to an increase in taxable loss and an effective tax rate that decreased from 42.9% in the first nine months of 2008, excluding the goodwill impairment charge, to 33.5% for the first nine months of 2009. The goodwill impairment charge recorded in the first nine months of 2008 was not tax deductible and therefore no tax benefit was realized related to the impairment charge. In the first nine months of 2009, the Company recorded additional income tax expense of $1.0 million, which was a reduction of the overall tax benefit, as a result of an unfavorable tax court ruling related to the tax treatment of the inter-company dividends paid to the Bank by a former subsidiary in prior tax years. Excluding this adjustment, the effective tax rate would have been 39.6% for the first nine months of 2009.
The Company has not recorded a valuation allowance against the deferred tax assets because the Company believes it is more likely than not that the deferred tax assets will be realized based on a recovery of prior taxes paid, future taxable income and tax planning strategies.
Non-Performing Assets
The following table summarizes the amounts and categories of non-performing assets in the Bank’s portfolio and loan delinquency information as of the end of the two most recently completed quarters and December 31, 2008.

	September 30,	June 30,	December 31,
(Dollars in thousands)	2009	2009	2008

Non-Accruing Loans:
One-to-four family real estate	$1,857	$700	$7,251

Commercial real estate	38,731	42,393	46,953
Consumer	4,302	5,942	5,298
Commercial business	16,821	13,632	4,671

Total	61,711	62,667	64,173

Other assets	0	25	25
Foreclosed and Repossessed Assets:
One-to-four family real estate	793	536	258
Commercial real estate	14,701	16,235	10,300

Total non-performing assets	$77,205	$79,463	$74,756

Total as a percentage of total assets	7.48%	7.54%	6.53%

Total non-performing loans	$61,711	$62,667	$64,173

Total as a percentage of total loans receivable, net	7.54%	7.49%	7.12%

Allowance for loan loss to non-performing loans	43.82%	40.54%	33.12%

Delinquency Data:
Delinquencies (1)
30+ days	$3,769	$10,080	$11,488
90+ days	0	0	0
Delinquencies as a percentage of loan and lease portfolio (1)
30+ days	0.45%	1.18%	1.26%
90+ days	0.00%	0.00%	0.00%

(1)	Excludes non-accrual loans.

Total non-performing assets were $77.2 million at September 30, 2009, a decrease of $2.3 million, or 2.8%, from $79.5 million at June 30, 2009. Non-performing loans decreased $1.0 million and foreclosed and repossessed assets decreased $1.3 million during the third quarter. The non-performing loan and foreclosed and repossessed asset activity for the quarter was as follows:

(Dollars in thousands)

Non-performing loans
June 30, 2009	$62,667
Classified as non-performing	7,273
Charge offs	(1,839)
Principal payments received	(1,762)
Classified as accruing	(116)
Transferred to real estate owned	(4,512)

September 30, 2009	$61,711

Foreclosed and repossessed assets
June 30, 2009	$16,796
Transferred from non-performing loans	4,512
Other foreclosures/repossessions	987
Real estate sold	(7,048)
Net gain on sale of assets	1,406
Write downs	(1,159)

September 30, 2009	$15,494

Total non-performing assets were $77.2 million at September 30, 2009, an increase of $2.4 million, or 3.3%, from $74.8 million at December 31, 2008. Non-performing loans decreased $2.5 million and foreclosed and repossessed assets increased $4.9 million during the nine month period. The non-performing loan and foreclosed and repossessed asset activity for the first nine months of 2009 was as follows:

(Dollars in thousands)

Non-performing loans
December 31, 2008	$64,173
Classified as non-performing	35,557
Charge offs	(18,144)
Principal payments received	(3,939)
Classified as accruing	(833)
Transferred to real estate owned	(15,103)

September 30, 2009	$61,711

Foreclosed and repossessed asset activity
December 31, 2008	$10,583
Transferred from non-performing loans	15,103
Other foreclosures/repossessions	1,073
Real estate sold	(8,368)
Net gain on sale of assets	1,379
Write downs	(4,276)

September 30, 2009	$15,494

The following table summarizes the number and types of commercial real estate loans (the largest category of non-performing loans) that were non-performing as of the end of the two most recently completed quarters and December 31, 2008.

		Principal		Principal		Principal
(Dollars in thousands)		Amount of Loan		Amount of Loan		Amount of Loan
		at September 30,		at June 30,		at December 31,
Property Type	#	2009	#	2009	#	2008

Residential developments	7	$13,995	8	$18,891	6	$17,680
Single family homes	3	1,615	3	1,674	4	898
Condominiums	0	0	0	0	1	5,440
Hotels	1	4,999	1	4,999	1	4,999
Alternative fuel plants	2	12,789	2	12,676	2	12,493
Shopping center/retail	3	2,349	2	1,182	2	1,237
Elderly care facilities	0	0	0	0	3	4,037
Restaurant/bars	4	2,984	3	2,971	1	169

	20	$38,731	19	$42,393	20	$46,953

In addition to the non-performing assets set forth in the table above, there were two consumer loans and three residential development loans, all to the same borrower, for $5.4 million, for which the interest rates were modified in a troubled debt restructuring in the third quarter of 2009. These loans were not classified as non-performing as it is anticipated that the borrower will be able to make all of the required principal and interest payments under the modified terms of the loans.

Dividends
The declaration of dividends on common stock is subject to, among other things, the Company’s financial condition and results of operations, the Bank’s compliance with its regulatory capital requirements including risk based capital requirements, limitations imposed through the Company’s participation in the U.S. Treasury Department’s Capital Purchase Program, tax considerations, industry standards, economic conditions, regulatory restrictions, general business practices and other factors. The Bank’s capital position at September 30, 2009 remained above the levels required for the Bank to be considered a well-capitalized financial institution by regulatory standards. The payment of dividends is dependent upon the Company having adequate cash or other assets that can be converted to cash to pay dividends to its stockholders. The Company suspended the payment of quarterly cash dividends to common stockholders in the fourth quarter of 2008 due to the net operating loss experienced and the challenging economic environment. It is not anticipated that dividends on common stock will be paid over the next 12 months because of our desire to preserve capital due to the uncertain economic environment that is affecting the entire financial sector. The Company also does not anticipate the repurchase of common stock over the next 12 months because of the stock repurchase restriction imposed by its participation in the U.S. Treasury Department’s Capital Purchase Program. The Company anticipates making quarterly preferred dividend payments of $325,000 on the preferred stock issued to the U.S. Treasury for the first five years the preferred stock is outstanding and $585,000 each quarter after that if the shares are not redeemed.
Liquidity and Capital Resources
For the nine months ended September 30, 2009, the net cash provided by operating activities was $16.0 million. The Company collected $60.0 million from the maturities of securities, $17.2 million from principal repayments on securities, $2.1 million from the sale of investments, $7.3 million from the sales of real estate, and $1.0 million of customer escrows. It purchased securities available for sale of $40.4 million and premises and equipment of $0.6 million. Net loans receivable decreased $42.3 million due primarily to a decrease in commercial loan originations and prepayments on single family mortgage loans. The Company had a net decrease in deposit balances of $99.4 million of which $92.0 million was brokered deposits, and received and repaid $1.1 billion in FHLB/FRB advances. The Company did not purchase any common stock and paid $0.8 million in preferred stock dividends to the U.S. Treasury.
At September 30, 2009, the Company had certificates of deposits with outstanding balances of $251.4 million that come due over the next 12 months. Based upon past experience, management anticipates that the majority of the deposits will renew for another term. The Company believes that deposits that do not renew will be replaced with deposits from other customers or brokers. FHLB/FRB advances or proceeds from the sale of securities could also be used to replace unanticipated outflows of deposits. The Company has established combined lines of credit with the FHLB/FRB and unpledged investment securities totaling $287.0 million at September 30, 2009 that could be used to fund any short-term cash needs.
At September 30, 2009, the Company had deposits of $61.9 million in checking and money market accounts with customers that have individual balances greater than $5.0 million. These funds may be withdrawn at any time, and management anticipates that $31.0 million of these deposits will be withdrawn from the Bank over the next twelve months as they are scheduled for disbursement. The Company expects these deposits to be replaced primarily with brokered deposits or FRB advances. Management anticipates that the majority of the remaining large checking and money market accounts will remain on deposit with the Bank. If these deposits were to be withdrawn, the Company expects they would be replaced with deposits from other customers or brokers. Advances from the FHLB or the FRB, or proceeds from the sale of securities could also be used to replace unanticipated outflows of large checking and money market deposits.

At September 30, 2009, the Company had $77.5 million of FHLB advances which mature beyond September 30, 2010 but have call features that can be exercised by the FHLB during the next twelve months. As the advances mature or if the call features are exercised, the Company has the option of requesting any advance otherwise available to it pursuant to the credit policy of the FHLB.
At September 30, 2009, the Bank had the ability to draw additional borrowings from the FHLB of $68.2 million based upon the mortgage loans pledged, subject to a requirement to purchase additional FHLB stock. At September 30, 2009, the Bank also had the ability to draw additional borrowings of $174.0 million from the FRB, based upon the loans pledged with it. Subsequent to September 30, 2009, the collateral maintenance levels on pledged loans were increased at both the FHLB and the FRB which lowered the Bank’s borrowing capacity to $28.6 million and $141.6 million, respectively. Management continues to believe that the Bank’s liquidity levels are adequate.
Market Risk
Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company’s market risk arises primarily from interest rate risk inherent in its investing, lending and deposit taking activities. Management actively monitors and manages its interest rate risk exposure.
The Company’s profitability is affected by fluctuations in interest rates. A sudden and substantial change in interest rates may adversely impact the Company’s earnings to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Company monitors the projected changes in net interest income that would occur if interest rates were to suddenly change up or down. The Rate Shock Table located in the Asset/Liability Management section of this report, which follows, discloses the Company’s projected changes in net interest income based upon immediate interest rate changes called rate shocks.
The Company utilizes a model which uses the discounted cash flows from its interest-earning assets and its interest-bearing liabilities to calculate the current market value of those assets and liabilities. The model also calculates the changes in market value of the interest-earning assets and interest-bearing liabilities due to different interest rate changes. The Company believes that over the next twelve months interest rates could fluctuate in a range of 100 basis points down or 200 basis points up from where the interest rates were at September 30, 2009. The following table discloses the projected changes in market value to the Company’s interest-earning assets and interest-bearing liabilities based upon incremental 100 basis point changes in interest rates from interest rates in effect on September 30, 2009.

Other than trading portfolio

(Dollars in thousands)	Market Value
Basis point change in interest rates	-100	0	+100	+200

Total market risk sensitive assets	$1,012,811	999,654	985,393	970,319
Total market risk sensitive liabilities	931,665	916,363	901,849	887,865
Off-balance sheet financial instruments	(3)	0	1	2

Net market risk	$81,149	83,291	83,543	82,452

Percentage change from current market value	(2.57)%	0.00%	0.30%	(1.01)%

The preceding table was prepared utilizing the following assumptions (Model Assumptions) regarding prepayment and decay ratios, which were determined by management based upon their review of historical prepayment speeds and future prepayment projections. Fixed rate loans were assumed to prepay at annual rates of between 7% to 76%, depending on the note rate and the period to maturity. Adjustable rate mortgages (ARMs) were assumed to prepay at annual rates of between 11% and 32%, depending on the note rate and the period to maturity. Growing Equity Mortgage (GEM) loans were assumed to prepay at annual rates of between 6% and 49% depending on the note rate and the period to maturity. Mortgage-backed securities and Collateralized Mortgage Obligations (CMOs) were projected to have prepayments based upon the underlying collateral securing the instrument and the related cash flow priority of the CMO tranche owned. Certificate accounts were assumed not to be withdrawn until maturity. Passbook accounts were assumed to decay at an annual rate of 24%, money market accounts were assumed to decay at an annual rate of 28%, non-interest checking and NOW accounts were assumed to decay at an annual rate of 22%. Commercial NOW accounts and money market accounts were assumed to decay at annual rates of 22% and 25%, respectively. FHLB advances were projected to be called at the first call date where the projected interest rate on similar remaining term advances exceeded the interest rate on the Company’s callable advance.
Certain shortcomings are inherent in the method of analysis presented in the foregoing table. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates. The model assumes that the difference between the current interest rate being earned or paid compared to a treasury instrument or other interest index with a similar term to maturity (Interest Spread) will remain constant over the interest changes disclosed in the table. Changes in Interest Spread could impact projected market value changes. Certain assets, such as ARMs, have features which restrict changes in interest rates on a short-term basis and over the life of the assets. The market value of the interest-bearing assets that are approaching their lifetime interest rate caps or floors could be different from the values disclosed in the table. In the event of a change in interest rates, prepayment and early withdrawal levels may deviate significantly from those assumed in calculating the foregoing table. The ability of many borrowers to service their debt may decrease in the event of a substantial sustained interest rate increase.
Asset/Liability Management
The Company’s management reviews the impact that changing interest rates will have on its net interest income projected for the twelve months following September 30, 2009 to determine if its current level of interest rate risk is acceptable. The following table projects the estimated annual impact on net interest income of immediate interest rate changes called rate shocks.

		Projected Change in Net
	Rate Shock	Interest	Percentage
(Dollars in thousands)	in Basis Points	Income	Change

	+200	$3,374	10.30%
	+100	1,714	5.23
	0	0	0.00
	-100	(2,374)	(7.24)
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
In an attempt to manage its exposure to changes in interest rates, management closely monitors interest rate risk. The Bank has an Asset/Liability Committee which meets frequently to discuss changes in the interest rate risk position and projected profitability. The Committee makes adjustments to the asset-liability position of the Bank, which are reviewed by the Board of Directors of the Bank. This Committee also reviews the Bank’s portfolio, formulates investment strategies and oversees the timing and implementation of transactions designed to attain the Board’s objectives in the most effective manner. In addition, each quarter the Board reviews the Bank’s asset/liability position, including simulations of the effect on the Bank’s capital of various interest rate scenarios.

In managing its asset/liability mix, the Bank, at times, depending on the relationship between long- and short-term interest rates, market conditions and consumer preference, may place more emphasis on managing net interest margin than on matching the interest rate sensitivity of its assets and liabilities in an effort to enhance net interest income. Management believes that the increased net interest income resulting from a mismatch in the maturity of its asset and liability portfolios can, in certain situations, provide high enough returns to justify the increased exposure to sudden and unexpected changes in interest rates.
To the extent consistent with its interest rate spread objectives, the Bank attempts to manage its interest rate risk and has taken a number of steps to restructure its balance sheet in order to match the maturities of its assets and liabilities. The Bank has primarily focused its fixed rate one-to-four family residential lending program on loans that are saleable to third parties and generally places only those fixed rate loans that meet certain risk characteristics into its loan portfolio. The Bank does place into its portfolio adjustable rate single-family loans that reprice over a one, three or five-year period. The Bank’s commercial loan production has primarily been in adjustable rate loans while the fixed rate commercial loans placed in portfolio have been shorter-term loans, usually with maturities of five years or less, in order to manage the Company’s interest rate risk exposure.
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
In February 2007, the Minnesota Department of Revenue assessed a deficiency of $2.2 million against the Company’s 2002 through 2004 Minnesota state tax payments. The deficiency related to the tax treatment of the inter-company dividends paid to the Bank by a former subsidiary of the Company. In the second quarter of 2009, the Minnesota state tax court upheld the deficiency assessment. As a result of the Minnesota state tax court decision, the Company recorded a $1.0 million increase in net income taxes after considering federal income tax deductions and previously recorded contingency accruals. The Company also recorded $461,000 of related interest expense in other operating expenses during the second quarter of 2009. The Company is appealing the Minnesota state tax court decision to the Minnesota Supreme Court but has fully provided for the amounts that would be due based on the tax court ruling.
ITEM 1A. Risk Factors.
The United States, including HMN’s markets, has experienced weak economic conditions and declines in housing prices and real estate values in general. HMN’s loan portfolio contains significant amounts of loans secured by residential and commercial real estate. HMN has experienced an elevated level of non-performing assets, net charge-offs and provisions for credit losses as a result of continuing weakness of the housing markets, increased financial stress on consumers and weak economic conditions. In the event of worsening economic conditions and continued decline in real estate values, HMN would expect continued deterioration of credit quality represented by increased balances of non-performing assets, increased net charge-offs and increased provisions for credit losses.
Increased net charge-offs and provisions for credit losses could reduce the Bank’s Tier I or core capital and risk based capital, as determined under applicable banking regulations. If the Bank’s core capital and risk-based capital were reduced, the Bank’s ability to increase its assets may be reduced, or the Bank may act to decrease its assets by selling loans. Limitations on the Bank’s ability to increase assets, or reductions in the Banks assets, may limit or reduce future interest income and have an adverse impact on operating results.
See Part I, Item 1.A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for additional risk factors.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) and (b) Not applicable
(c) Information Regarding Share Repurchases

	(a) Total			(c) Total Number of	(d) Maximum Number
	Number of			Shares Purchased as Part	of Shares that May Yet
	Shares	(b) Average Price		of Publicly Announced	Be Purchased Under the Plans
Period	Purchased	Paid per Share		Plans or Programs	or Programs (1)

July 1 through July 31, 2009	0	$	N/A	0	300,000
August 1 through August 31, 2009	0		N/A	0	300,000
September 1 through September 30, 2009	0		N/A	0	300,000

Total	0	$	N/A	0

(1)	On July 22, 2008 the Board of Directors authorized the repurchase of up to 300,000 shares of the Company’s common stock. This program expires on January 26, 2010.

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

HMN FINANCIAL, INC. Registrant
Date: November 3, 2009	/s/ Bradley Krehbiel
Bradley Krehbiel,
Principal Executive Officer (Duly Authorized Representative)

Date: November 3, 2009	/s/ Jon Eberle
Jon Eberle,
Chief Financial Officer (Principal Financial Officer)

HMN FINANCIAL, INC.
INDEX TO EXHIBITS
FOR FORM 10-Q

Sequential
		Reference	Page Numbering
Regulation		to Prior	Where Attached
S-K		Filing or	Exhibits Are
Exhibit		Exhibit	Located in This
Number	Document Attached Hereto	Number	Form 10-Q Report

3.1	Amended and Restated Certificate of Incorporation	*1	N/A

3.2	Amended and Restated By-laws	*2	N/A

4	Form of Common Stock	*3	N/A

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	31.1	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	31.2	Filed Electronically

32	Section 1350 Certification of CEO and CFO	32	Filed Electronically

*1	Incorporated by reference to Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1998 (File No. 0-24100).

*2	Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, as amended for the period ended September 30, 2008 (File No. 0-24100).

*3	Incorporated by reference to the same numbered exhibit to the Company’s Registration Statement on Form S-1 dated April 1, 1994 (File No. 33-77212).