Form 10-K
period 2009-12-31
HMN FINANCIAL INC
filed 2010-03-04
CIK 921183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
As of June 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $11.0 million based on the closing stock price of $3.51 on such date as reported on the Nasdaq Global Market.
As of February 12, 2010, the number of outstanding shares of common stock of the registrant was 4,316,359.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s annual report to stockholders for the year ended December 31, 2009, are incorporated by reference in Parts I, II and IV of this Form 10-K. Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the registrant’s fiscal year ended December 31, 2009 are incorporated by reference in Part III of this Form 10-K.

Forward-Looking Statements
The information presented or incorporated by reference in this Annual Report on Form 10-K under the headings “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These statements are often identified by such forward-looking terminology as “expect,” “intent,” “look,” “believe,” “anticipate,” “estimate,” “project,” “seek,” “may,” “will,” “would,” “could,” “should,” “trend,” “target,” and “goal” or similar statements or variations of such terms and include, but are not limited to those relating to the adequacy of available liquidity to the Bank, the future outlook for the Company and the Company’s compliance with regulatory standards. Additional factors that may cause actual results to differ from the Company’s assumptions and expectations include those set forth in this Form 10-K. All forward-looking statements are qualified by, and should be considered in conjunction with, such cautionary statements. For additional discussion of the risks and uncertainties applicable to the Company, see the “Risk Factors” section of this Form 10-K.

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
Market Area
The Company serves the southern Minnesota counties of Fillmore, Freeborn, Houston, Mower, Olmsted and Winona and portions of Steele, Dodge, Goodhue and Wabasha through its corporate office located in Rochester, Minnesota and its ten branch offices located in Albert Lea, Austin, La Crescent, Rochester, Spring Valley and Winona, Minnesota. The portion of the Company’s southern Minnesota market area consisting of Rochester and the contiguous communities is composed of primarily urban and suburban communities, while the balance of the Company’s southern Minnesota market area consists primarily of rural areas and small towns. Primary industries in the Company’s southern Minnesota market area include manufacturing, agriculture, health care, wholesale and retail trade, service industries and education. Major employers include the Mayo Clinic, Hormel (a food processing company), and IBM. The Company’s market area is also the home of Winona State University, Rochester Community and Technical College, University of Minnesota — Rochester, Winona State University — Rochester Center and Austin’s Riverland Community College.
The Company serves southern Twin Cities Dakota county from its office located in Eagan, Minnesota. Major employers in this market area include Delta Airlines, Cenex Harvest States (cooperative), Flint Hills Resources LP (oil refinery), Unisys Corp (computer software) and West Group (legal research).
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
Based upon information obtained from the U.S. Census Bureau for 2008 (the last year for which information is available), the population of the six primary counties in the Bank’s southern Minnesota market area was estimated as follows: Fillmore – 20,850; Freeborn – 30,927; Houston - 19,245; Mower – 37,859; Olmsted – 141,360; and Winona — 49,879. For these same six counties, the median household income from the U.S. Census Bureau for 2007 (the last year for which information is available) ranged from $41,944 to $60,683. The population of Dakota County was 392,755 and the median household income was $74,442. With respect to Iowa, the population of Marshall County was 39,523 and the population of Tama County was 17,690. The median household income of these two counties ranged from $44,734 to $45,565.
The Company also serves a diverse high net worth customer base primarily in the seven county metropolitan area of Minneapolis and St. Paul from its private banking office, located in Edina, Minnesota. The Company serves a similar group of individuals and businesses in Olmsted County from its private banking office located in Rochester, Minnesota.

Lending Activities
General. Historically, the Company has originated 15 and 30 year, fixed rate mortgage loans secured by one-to-four family residences for its loan portfolio. Over the past 10 years, the Company has focused on managing interest rate risk and increasing interest income by increasing its investment in shorter term and generally higher yielding commercial real estate, commercial business and construction loans, while reducing its investment in longer term one-to-four family real estate loans. The Company continues to originate 15 and 30 year fixed rate mortgage loans, including growing equity mortgage (GEM) loans that have a fixed rate, but payments that increase after the first year, and adjustable rate mortgage loans that are fixed for an initial period of one, three or five years and some shorter term fixed rate loans. The shorter term fixed and adjustable rate loans are placed into portfolio, while the majority of the 15 and 30 year fixed rate mortgage loans are sold in the secondary mortgage market. Mortgage interest rates were at historical lows in 2009 and very few 15 and 30 year loans were placed into portfolio as most were sold into the secondary market in order to manage the Company’s interest rate risk position. The Company also offers an array of consumer loan products that include both open and closed end home equity loans. Home equity lines of credit have adjustable interest rates based upon the prime rate, as published in the Wall Street Journal, plus a margin. Refer to Note 4 of the Notes to Consolidated Financial Statements in the Annual Report for more information on the loan portfolio (incorporated by reference in Item 8. of Part II of this Form 10-K).

The following table shows the composition of the Company’s loan portfolio by fixed and adjustable rate loans as of December 31:

	2009		2008		2007		2006		2005
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Fixed rate Loans
Real estate:
One-to-four family:
GEM	$7,590	0.92%	$8,962	0.97%	$11,854	1.34%	$13,335	1.70%	$14,812	1.84%
Other	70,104	8.50	79,728	8.62	80,663	9.14	62,184	7.92	55,700	6.94

Total one-to-four family	77,694	9.42	88,690	9.59	92,517	10.48	75,519	9.62	70,512	8.78
Multi-family	11,455	1.39	4,703	0.50	5,952	0.68	6,238	0.80	6,007	0.75
Commercial	103,036	12.49	91,835	9.93	69,276	7.84	100,562	12.80	89,905	11.19
Construction or development	11,148	1.35	29,344	3.17	16,519	1.87	6,640	0.84	12,919	1.61

Total real estate loans	203,333	24.65	214,572	23.19	184,264	20.87	188,959	24.06	179,343	22.33

Consumer loans:
Savings	324	0.04	277	0.03	358	0.04	814	0.10	605	0.07
Automobile	902	0.11	1,333	0.15	1,730	0.20	3,093	0.39	5,462	0.68
Home equity	21,396	2.59	22,961	2.48	20,249	2.29	21,181	2.70	19,289	2.40
Mobile home	977	0.12	1,316	0.14	1,699	0.19	2,052	0.26	2,299	0.29
Land/Lot loans	2,554	0.31	1,956	0.21	2,616	0.30	1,426	0.18	1,234	0.15
Other	4,777	0.58	3,087	0.33	2,007	0.23	2,192	0.28	2,569	0.32

Total consumer loans	30,930	3.75	30,930	3.34	28,659	3.25	30,758	3.91	31,458	3.91
Commercial business loans	76,936	9.33	90,458	9.78	90,688	10.27	65,347	8.32	49,297	6.14

Total non-real estate loans	107,866	13.08	121,388	13.12	119,347	13.52	96,105	12.23	80,755	10.05

Total fixed rate loans	311,199	37.73	335,960	36.31	303,611	34.39	285,064	36.29	260,098	32.38

Adjustable rate Loans
Real estate:
One-to-four family	66,937	8.12	73,299	7.92	60,456	6.85	58,751	7.48	56,563	7.04
Multi-family	47,811	5.80	24,589	2.66	23,120	2.62	23,624	3.01	34,745	4.33
Commercial	209,678	25.42	233,469	25.23	212,547	24.08	193,928	24.69	170,363	21.21
Construction or development	29,264	3.54	78,939	8.53	94,516	10.70	53,538	6.82	67,424	8.39

Total real estate loans	353,690	42.88	410,296	44.34	390,639	44.25	329,841	42.00	329,095	40.97

Consumer:
Home equity	50,061	6.07	52,194	5.64	51,322	5.81	54,328	6.91	60,853	7.57
Land/Lot loans	636	0.08	1,013	0.11	1,535	0.17	4,076	0.52	8,197	1.02
Other	588	0.07	2,464	0.27	3,393	0.39	686	0.09	390	0.05

Total consumer loans	51,285	6.22	55,671	6.02	56,250	6.37	59,090	7.52	69,440	8.64
Commercial business loans	108,589	13.17	123,317	13.33	132,271	14.99	111,423	14.19	144,665	18.01

Total non-real estate loans	159,874	19.39	178,988	19.35	188,521	21.36	170,513	21.71	214,105	26.65

Total adjustable rate loans	513,564	62.27	589,284	63.69	579,160	65.61	500,354	63.71	543,200	67.62

Total loans	824,763	100.00%	925,244	100.00%	882,771	100.00%	785,418	100.00%	803,298	100.00%

Less
Loans in process *	0		0		3,011		5,252		7,008
Unamortized (premiums) discounts	177		569		(11)		40		190
Net deferred loan fees	1,518		2,529		2,245		2,021		1,644
Allowance for losses on loans	23,812		21,257		12,438		9,873		8,778

Total loans receivable, net	$799,256		$900,889		$865,088		$768,232		$785,678

*	- Core data processing systems converted in 2008, loans in process amounts are reflected in loan amounts in table.

The following table illustrates the interest rate maturities of the Company’s loan portfolio at December 31, 2009. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. Scheduled repayments of principal are reflected in the year in which they are scheduled to be paid. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate
			Multi-family and		Construction or
	One-to-four family		Commercial		Development		Consumer		Commercial Business		Total
		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted
Due During Years		Average		Average		Average		Average		Average		Average
Ending December 31,	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
2010 (1)	$16,128	5.94%	$104,663	4.86%	$18,428	5.75%	$4,789	7.86%	$90,098	5.16%	$234,106	5.18%
2011	6,665	6.75	58,879	5.77	8,791	2.00	7,179	4.13	21,164	5.45	102,678	5.33
2012	5,328	6.23	25,761	5.95	1,406	2.72	3,020	7.77	37,039	6.39	72,554	6.21
2013 through 2014	8,175	6.06	75,999	5.59	657	0.00	14,125	6.37	16,510	6.57	115,466	5.83
2015 through 2019	15,307	5.81	61,883	6.45	4,215	6.69	5,647	7.35	17,349	6.90	104,401	6.49
2020 through 2034	28,684	5.13	44,795	6.52	5,473	6.07	47,448	5.90	3,365	6.00	129,765	5.95
2035 and thereafter	64,344	5.65	0	0.00	1,442	4.66	7	0.00	0	0.00	65,793	5.63

	$144,631		$371,980		$40,412		$82,215		$185,525		$824,763

(1)	Includes demand loans, loans having no stated maturity and overdraft loans.
The total amount of loans due after December 31, 2010 that have predetermined interest rates is $223.6 million, while the total amount of loans due after such date that have floating or adjustable interest rates is $367.0 million. At December 31, 2009, construction or development loans were $14.6 million for one-to-four family dwellings, $9.7 million for multi-family and $16.2 million for nonresidential.

Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989, the aggregate amount of loans that the Bank is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a “readily ascertainable” value or 30% for certain residential development loans). At December 31, 2009, based upon the 15% limitation, the Bank’s regulatory limit for loans to one borrower was approximately $15.1 million. At December 31, 2009, the dollar amount of outstanding loans and commitments to five different groups of related borrowers exceeded this amount, but some of the loans included in these loan totals were exempt from the lending limit under the direct benefit and common enterprise rules of the Financial Institutions Reform, Recovery and Enforcement Act of 1989, as a portion of these loans did not benefit the same individual borrowers. Excluding loans exempt from the lending limit, no loans to any one borrower exceeded the 15% limitation. Some of the loans were secured by deposits held by the Bank which provided the Bank with an expanded lending limit. The largest of these borrowing relationships is secured by commercial real estate and was performing in accordance with its terms at December 31, 2009. The total loans and commitments outstanding to this borrower at December 31, 2009 were $27.2 million. The amount outstanding, excluding loans that were exempt from the loans to one borrower limits because of the direct benefit and common enterprise rules or because they were secured by deposits, was $11.6 million.
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
One-to-four family loans that are equal to or less than the conforming/saleable loan dollar limits as established by FHLMC/FNMA may be approved by a Market President or designated Underwriter. This limit was $417,000 for both 2009 and 2008. Loans up to and including $500,000, need the approval of one of the above personnel and a Loan Committee Member. Loans over $500,000 need approval from the Board of Directors or its Executive Committee.
The Bank’s individual commercial loan officers have the authority to approve loans that meet the guidelines established by the Bank’s commercial loan policy for loans up to $250,000, subject to specific loan officer authority limits. The Bank’s Commercial Loan Officers Committee has the authority to approve loans that meet the commercial loan policy guidelines that are less than $1.0 million. The Bank’s Commercial Loan Committee is responsible for reviewing and approving individual commercial loans or loans to borrowers with aggregate lending relationships ranging from $1.0 million to our internal loans to one borrower limit of $4.5 million. Individual loans over the internal loans to one borrower limit of $4.5 million, and new loans of more than $1 million to borrowers with aggregate lending relationships that exceed the internal loans to one borrower limit, must be approved by the Company’s Board of Directors or the Bank’s Executive Commercial Loan Committee.
The Bank generally requires title insurance on its mortgage loans, as well as fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property. The Bank also requires flood insurance to protect the property securing its interest when the property is located in a flood plain.
One-to-Four Family Residential Real Estate Lending. At December 31, 2009, the Company’s one-to-four family real estate loans, consisting of both fixed rate and adjustable rate loans, totaled $144.6 million, a decrease of $17.4 million, from $162.0 million at December 31, 2008. The decrease in the one-to-four family loans in 2009 is the result of selling more of the loans that were originated into the secondary market, instead of placing them into the portfolio, in order to reduce the Company’s interest rate risk position. The Company’s short term strategy is to continue to sell the majority of the loans originated into the secondary market at least until market interest rates increase from their current levels.
The Company offers conventional fixed rate one-to-four family loans that have maximum terms of 30 years. In order to manage interest rate risk, the Company typically sells the majority of fixed rate loan originations with terms to maturity of 15 years or greater that are eligible for sale in the secondary market. The interest rates charged on the fixed rate loan products are based on the secondary market delivery rates, as well as other competitive factors. The Company also originates fixed rate loans with terms up to 30 years that are insured by the Federal Housing Authority, Veterans Administration, Minnesota Housing Finance Agency or Iowa Finance Authority.
The Company also offers one-year adjustable rate mortgages (ARMs) at a margin (generally 275 to 375 basis points) over the yield on the Average Monthly One Year U.S. Treasury Constant Maturity Index for terms of up to 30 years. The ARM loans offered by the Company allow the borrower to select (subject to pricing) an initial period of one year, three years, or five years between the loan origination and the date the first interest rate change occurs. The ARMs generally have a 200 basis point annual interest rate change cap and a lifetime cap of 600 basis points over or under the initial rate. The Company’s originated ARMs do not permit negative amortization of principal, generally do not contain prepayment penalties and are not convertible into fixed rate loans. Because of the low interest rate environment that has existed over the last couple of years, a limited number of ARM loans have been originated as consumers have opted for the longer term fixed rate loans.
In underwriting one-to-four family residential real estate loans, the Company evaluates the borrower’s credit history; ability to make principal, interest and escrow payments; the value of the property that will secure the loan; and debt to income ratios. Properties securing one-to-four family residential real estate loans made by the Company are appraised by independent appraisers. The Company originates residential mortgage loans with loan-to-value ratios up to 95% for owner-occupied homes and up to 90% for non-owner occupied homes; however, private mortgage insurance is generally required to reduce the Company’s exposure to 80% of value or less on most loans. In addition, all non-owner occupied properties must be self supporting using the debt service ratio requirements which usually requires approximately a 50% down payment on one to four family dwellings. The Company generally seeks to underwrite its loans in accordance with secondary market or FHA standards.
The Company’s residential mortgage loans customarily include due-on-sale clauses giving it the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the property subject to the mortgage.
Fixed rate loans in the Company’s portfolio include both GEM loans and conventional fixed rate loans. The GEM loans require payments that increase after the first year. Under the GEM loans, the monthly payments required for the first year are established based on a 30-year amortization schedule. Depending upon the program selected, the payments may increase in the succeeding years by amounts ranging from 0% to 6.2%. Most of the GEM loans originated by the Company provide for at least four annual payment increases over the first five years of the loan. The increased payments required under GEM loans are applied to principal and have the effect of shortening the term to maturity; the GEM loans do not permit negative amortization. The Company currently offers one GEM product with a contractual maturity of approximately 15 years. The GEMs are generally priced based upon loans with similar contractual maturities. The GEMs are popular with consumers who anticipate future increases in income and who desire an amortization schedule of less than 30 years. Low mortgage interest rates over the past several years have eliminated the demand for GEM loans as consumers have opted for shorter term fixed rate loans and none of these loans have been originated in the past three years. The decreased originations of GEM loans over the past several years has mitigated the risks associated with increasing loan payment amounts in a weakening economy with lower home values as those borrowers that have taken out these loans in the past have had time to build equity in their homes to offset a portion of the decline in value.
Commercial Real Estate and Multi-Family Lending. The Company originates permanent commercial real estate and multi-family loans secured by properties located primarily in its market area. It also purchases a limited amount of participations in commercial real estate and multi-family loans originated by third parties on properties outside of its market area. The commercial real estate and multi-family loan portfolio includes loans secured by motels, hotels, apartment buildings, churches, ethanol plants, manufacturing plants, office buildings, business facilities, shopping malls, nursing homes, golf courses, restaurants, warehouses and other non-residential building properties primarily located in the Upper Midwest part of the United States.

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
Multi-family and commercial real estate loans generally present a higher level of risk than loans secured by one-to-four family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family and commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower’s ability to repay the loan may be impaired. At December 31, 2009, $37.1 million of loans in the commercial real estate portfolio were nonperforming, with the largest two relationships being an $8.2 million loan secured by a residential development in Minnesota and a $7.5 million loan secured by an ethanol plant in Indiana.
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
At December 31, 2009, construction loans totaled $40.4 million, of which one-to-four family residential totaled $14.5 million, multi-family residential totaled $9.7 million and commercial real estate totaled $16.2 million.
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
Consumer loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower. The Company’s consumer loans are made at fixed or adjustable interest rates, with terms up to 20 years for secured loans and up to five years for unsecured loans.
The Company’s home equity loans are written so that the total commitment amount, when combined with the balance of any other outstanding mortgage liens, may not exceed 95% of the appraised value of the property or an internally established market value. Internal market values are established using current market data including tax assessment values and recent sales data and are typically lower than third party appraised values. The closed-end home equity loans are written with fixed or adjustable rates with terms up to 15 years. The open-end home equity lines are written with an adjustable rate with a 10-year draw period that requires “interest only” payments followed by a 10-year repayment period that fully amortizes the outstanding balance. The consumer may access the open-end home equity line either by making a withdrawal at the Bank or writing a check on the home equity line of credit account. Open and closed-end equity loans, which are generally secured by second mortgages on the borrower’s principal residence, represented 86.9% of the consumer loan portfolio at December 31, 2009.
The underwriting standards employed by the Company for consumer loans include a determination of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount. Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or are secured by rapidly depreciable assets, such as automobiles or mobile homes. In these cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. At December 31, 2009, $4.1 million of the consumer loan portfolio was non-performing compared to $5.3 million at December 31, 2008.
Commercial Business Lending. The Company maintains a portfolio of commercial business loans primarily to retail, manufacturing operations and professional firms. The Company’s commercial business loans generally have terms ranging from six months to five years and may have either fixed or variable interest rates. The Company’s commercial business loans generally include personal guarantees and are usually, but not always, secured by business assets such as inventory, equipment, leasehold interests in equipment, fixtures, real estate and accounts receivable. The underwriting process for commercial business loans includes consideration of the borrower’s financial statements, tax returns, projections of future business operations and inspection of the subject collateral, if any. The Company also purchases participation interests in commercial business loans originated outside of the Company’s market area from third party originators. These loans generally have underlying collateral of inventory or equipment and repayment periods of less than ten years.
Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her income, and which are secured by real property with more easily ascertainable value, commercial business loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Furthermore, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. At December 31, 2009, $17.8 million of loans in the commercial business loan portfolio were non-performing compared to $4.7 million at December 31, 2008.
Originations, Purchases and Sales of Loans and Mortgage-Backed and Related Securities
Real estate loans are generally originated by the Company’s salaried and commissioned loan officers. Loan applications are taken in all branch and loan production offices.
The Company originates both fixed and adjustable rate loans, however, its ability to originate loans is dependent upon the relative customer demand for loans in its markets. Demand for adjustable rate loans is affected by the interest rate environment and the number of adjustable rate loans decreased in 2009 due to the low long term fixed mortgage rates that existed during the year. The Company originated for its portfolio $11.3 million of one-to-four family adjustable rate loans during 2009, a decrease of $13.7 million, from $25.0 million in 2008. The Company also originated for its portfolio $11.1 million of fixed rate one-to-four family loans during 2009, a decrease of $9.9 million, from $21.0 million for 2008.
During the past several years, the Company has focused its portfolio loan origination efforts on commercial real estate, commercial business and consumer loans because these loans have terms to maturity and adjustable interest rate characteristics that are generally more beneficial to the Company in managing interest rate risk than single family fixed rate conventional loans. The Company originated $93.0 million of multi-family and commercial real estate, commercial business and consumer loans (which excludes commercial real estate loans in construction or development) during 2009, a decrease of $87.0 million, from originations of $180.0 million for 2008. The decrease in originations reflects the reduced demand for credit as a result of the difficult economic environment that existed in 2009.
In order to supplement loan demand in the Company’s market area and geographically diversify its loan portfolio, the Company purchases participations in real estate loans from selected sellers, with yields based upon then-current market rates. The Company reviews and underwrites all loans purchased to ensure that they meet the Company’s underwriting standards and the seller generally continues to service the loans. The Company purchased $6.6 million of loans during 2009, a decrease of $3.8 million, from $10.4 million during 2008. Purchases were reduced in 2009 as a result of the increased cost of capital and reduced commercial loan demand. The purchased commercial real estate and commercial business loans have terms and interest rates that are similar in nature to the Company’s originated commercial and business portfolio. Refer to Note 4 of the Notes to Consolidated Financial Statements in the Annual Report for more information on purchased loans (incorporated by reference in Item 8 of Part II of this Form 10-K).
The Company has some mortgage-backed and related securities that are held, based on investment intent, in the “available for sale” portfolio. The Company did not purchase any mortgage-backed securities in 2009 compared to $59.6 million in purchases in 2008. No mortgage-backed securities were purchased in 2009 as agency debt instruments became more appealing due to their shorter duration given the low interest rate environment that existed in 2009. The Company sold $98,000 in mortgage backed securities in 2009 and did not sell any mortgage-backed securities in 2008. See – “Investment Activities.”
The following table shows the loan and mortgage-backed and related securities origination, purchase, acquisition, sale and repayment activities of the Company for the periods indicated.
LOANS HELD FOR INVESTMENT

	Year Ended December 31,
(Dollars in thousands)	2009	2008	2007
Originations by type:
Adjustable rate:
Real estate -
- one-to-four family	$11,300	24,986	13,969
- multi-family	1,357	4,418	1,661
- commercial	3,966	38,700	34,452
- construction or development	4,596	49,093	245,126
Non-real estate -
- consumer	20,295	19,560	12,546
- commercial business	18,881	44,968	111,946

Total adjustable rate	60,395	181,725	419,700

Fixed rate:
Real estate -
- one-to-four family	11,141	21,023	7,822
- multi-family	803	206	1,612
- commercial	8,142	14,936	11,454
- construction or development	1,917	26,650	20,359
Non-real estate -
- consumer	15,184	18,251	16,679
- commercial business	24,403	38,926	91,728

Total fixed rate	61,590	119,992	149,654

Total loans originated	121,985	301,717	569,354

Purchases:
Real estate -
- one-to-four family	0	0	165
- commercial	904	4,505	7,097
- construction or development	388	1,596	26,500
Non-real estate -
- commercial business	5,264	4,275	25,911

Total loans purchased	6,556	10,376	59,673

Sales, participations and repayments:
Real estate -
- one-to-four family	0	4,248	0
- multi-family	649	0	0
- commercial	3,579	21,827	45,125
- construction or development	0	7,712	177,911
Non-real estate -
- consumer	423	440	1,157
- commercial business	975	38,559	14,190

Total sales	5,626	72,786	238,383

Transfers to loans held for sale	5,228	7,292	3,020
Principal repayments	191,870	172,350	285,420

Total reductions	202,724	252,428	526,823

Decrease in other items, net	(26,298)	(17,192)	(4,851)

Net increase (decrease)	$(100,481)	42,473	97,353

LOANS HELD FOR SALE

	Year Ended December 31,
(Dollars in thousands)	2009	2008	2007
Originations by type:
Adjustable rate:
Real estate -
- one-to-four family	$399	1,009	600

Total adjustable rate	399	1,009	600

Fixed rate:
Real estate -
- one-to-four family	113,025	48,308	48,782
- construction or development	0	0	2,740

Total fixed rate	113,025	48,308	51,522

Total loans originated	113,424	49,317	52,122

Sales and repayments:
Real estate -
- one-to-four family	118,202	57,359	53,326

Total sales	118,202	57,359	53,326
Transfers from loans held for investment	(5,228)	(7,292)	(3,020)
Changes in deferred fees and market value	33	(37)	48

Total reductions	113,007	50,030	50,354

Net increase (decrease)	$417	(713)	1,768

MORTGAGE-BACKED AND RELATED SECURITIES

	Year Ended December 31,
(Dollars in thousands)	2009	2008	2007
Purchases:
Mortgage-backed securities:
FNMA MBSs	$0	59,556	4,597
CMOs and REMICs (1)	0	0	9,932

Total purchases	0	59,556	14,529

Sales:
Mortgage-backed securities:
Fixed rate MBSs	(98)	0	0
CMOs and REMICs	(2,039)	0	0

Total sales	(2,137)	0	0

Principal repayments	(25,905)	(697)	(2,239)

Net increase (decrease)	$(23,768)	58,859	12,290

(1)	Collateralized Mortgage Obligations and Real Estate Mortgage Investment Conduits
Classified Assets and Delinquencies
Classification of Assets. Federal regulations require that each savings institution classify its assets on a regular basis. In addition, in connection with examinations of savings institutions, the Office of Thrift Supervision (OTS) and the Federal Deposit Insurance Corporation (FDIC) examiners may identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Assets classified as substandard have one or more defined weaknesses and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have the weaknesses of those classified as substandard, with additional characteristics that make collection in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset on the balance sheet of the institution is not warranted. Assets classified as substandard or doubtful require the institution to establish prudent specific allowances for loan losses. If an asset, or portion thereof, is classified as loss, the institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified as loss, or charge off such amount. If an institution does not agree with an OTS or FDIC examiner’s classification of an asset, it may appeal the determination to the OTS District Director or the appropriate FDIC personnel, depending on the regulator. On the basis of management’s review of its assets, at December 31, 2009, the Bank classified a total of $95.8 million of its loans and other assets as follows:

		Construction
	One-to-Four	or	Commercial and		Commercial
(Dollars in thousands)	Family	Development	Multi-family	Consumer	Business	Other Assets	Total
Substandard	$2,104	4,692	30,018	3,850	14,802	11,841	67,307
Doubtful	1,488	474	10,531	56	4,279	1,721	18,549
Loss	0	0	5,904	581	769	2,700	9,954

Total	$3,592	5,166	46,453	4,487	19,850	16,262	95,810

The Bank’s classified assets consist of non-performing loans and loans and other assets of concern discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations (incorporated by reference in Item 7 of Part II of this form 10-K). At December 31, 2009, these asset classifications are materially consistent with those of the OTS and FDIC.
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
The following table sets forth the Company’s loan delinquencies by loan type, amount and percentage of type at December 31, 2009 for loans past due 60 days or more.

	Loans Delinquent For:						Total Delinquent
	60-89 Days			90 Days and Over			Loans
			Percent			Percent			Percent
			of Loan			of Loan			of Loan
(Dollars in thousands)	Number	Amount	Category	Number	Amount	Category	Number	Amount	Category
One-to-four family real estate	8	$736	0.51%	19	$1,720	1.19%	27	$2,456	1.70%
Commercial real estate	3	1,309	0.42	17	29,563	9.45	20	30,872	9.87
Construction or development	1	474	1.17	2	3,088	7.64	3	3,562	8.81
Consumer	12	498	0.61	24	3,829	4.66	36	4,327	5.26
Commercial business	3	1,802	0.97	13	9,733	5.25	16	11,535	6.22

Total	27	$4,819	0.58%	75	$47,933	5.81%	102	$52,752	6.40%

Loans delinquent for 90 days and over are non-accruing and are included in the Company’s non-performing asset total at December 31, 2009.

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
The investment strategy of the Company and the Bank has been directed toward a mix of high-quality assets (primarily government agency obligations) with short and intermediate terms to maturity. At December 31, 2009, the Company did not own any investment securities of a single issuer that exceeded 10% of the Company’s stockholder’s equity other than U.S. government agency obligations.
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

	December 31, 2009					December 31, 2008					December 31, 2007
	Amort		Adjusted	Market	% of	Amort		Adjusted	Market	% of	Amort		Adjusted	Market	% of
(Dollars in thousands)	Cost		To	Value	Total	Cost		To	Value	Total	Cost		To	Value	Total
Securities available for sale:
U.S. Government agency obligations	$105,023		845	105,868	85.00%	$94,745		2,723	97,468	84.40%	$164,730		2,290	167,020	90.00%
Corporate preferred stock (1)	700		(525)	175	0.10	700		(350)	350	0.30	700		0	700	0.40

Subtotal	105,723			106,043	85.10	95,445			97,818	84.70	165,430			167,720	90.40
Federal Home Loan Bank stock	7,286			7,286	5.80	7,286			7,286	6.30	6,198			6,198	3.30

Total investment securities and Federal Home Loan Bank stock	113,009			113,329	90.90	102,731			105,104	91.00	171,628			173,918	93.70

Average remaining life of investment securities excluding Federal Home Loan Bank stock	0.53	years				0.86	years				1.16	years
Other interest earning assets:
Cash equivalents	11,316			11,316	9.10	10,440			10,440	9.00	11,718			11,718	6.30

Total	$124,325			124,645	100.00%	$113,171			115,544	100.00%	$183,346			185,636	100.00%

Average remaining life or term to repricing of investment securities and other interest earning assets, excluding Federal Home Loan Bank stock	0.48	years				0.77	years				1.08	years

(1)	Average life assigned to corporate preferred stock holdings is five years.

The composition and maturities of the investment securities portfolio, excluding Federal Home Loan Bank stock, mortgage-backed and related securities, are indicated in the following table.

	December 31, 2009
		After 1	After 5
	1 Year or Less	through 5 Years	through 10 Years	Over 10 Years	No Stated Maturity	Total Securities
	Amortized	Amortized	Amortized	Amortized	Amortized	Amortized	Adjusted	Market
(Dollars in thousands)	Cost	Cost	Cost	Cost	Cost	Cost	To	Value
Securities available for sale:
U.S. government agency securities	$100,037	4,986	0	0	0	105,023	845	105,868
Corporate preferred stock	0	0	0	0	700	700	(525)	175

Total	$100,037	4,986	0	0	700	105,723	320	106,043

Weighted average yield (1)	1.98%	5.25%	0.00%	0.00%	5.07%	2.15%

(1)	Yields are computed on a tax equivalent basis.

(2)	Callable U.S. government agency securities maturity date based on first available call date if security is anticipated to be called.
Mortgage-Backed and Related Securities. In order to supplement loan production and achieve its asset/liability management goals, the Company invests in mortgage-backed and related securities. All of the mortgage-backed and related securities owned by the Company are issued, insured or guaranteed either directly or indirectly by a U.S. Government Agency. The Company had $53.6 million of mortgage-backed and related securities classified as available for sale at December 31, 2009, compared to $77.3 million at December 31, 2008 and $18.4 million at December 31, 2007. The decrease in mortgage backed securities in 2009 is the result of fewer purchases and normal prepayments. In 2008, more mortgage backed securities were purchased due to the superior yield to comparable agency debt instruments with similar durations available in the market. The CMO’s in the Company’s portfolio are issued by U.S. Government Agencies and are not supported by subprime mortgages.
The contractual maturities of the mortgage-backed and related securities portfolio without any prepayment assumptions at December 31, 2009 are as follows:

					Dec. 31,
					2009
	5 Years	5 to 10	10 to 20	Over 20	Balance
(Dollars in thousands)	or Less	Years	Years	Years	Outstanding
Securities available for sale:
Federal Home Loan Mortgage Corporation	$9,873	17,269	0	0	27,142
Federal National Mortgage Association	9,860	10,335	0	0	20,195
Collateralized Mortgage Obligations	0	392	4,582	1,248	6,222

Total	$19,733	27,996	4,582	1,248	53,559

Weighted average yield	4.20%	4.34%	5.50%	4.00%	4.38%
At December 31, 2009, the Company did not have any non-agency mortgage-backed or related securities in excess of 10% of its stockholders’ equity.
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
At December 31, 2009, the Company had $5,000 invested in CMOs that have floating interest rates that change either monthly or quarterly, compared to $10,000 at December 31, 2008 and $15,000 at December 31, 2007.

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
Deposits. The Bank offers a variety of deposit accounts to retail and commercial customers having a wide range of interest rates and terms. The Bank’s deposits consist of passbook, negotiable order of withdrawal (NOW), money market, non-interest bearing checking and certificate accounts (including individual retirement accounts). The Bank relies primarily on competitive pricing policies and customer service to attract and retain these deposits.
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
The following table sets forth the savings flows at the Bank during the periods indicated.

	Year Ended December 31,
(Dollars in thousands)	2009	2008	2007
Opening balance	$880,505	888,118	725,959
Deposits	5,879,026	6,623,346	5,736,881
Withdrawals	(5,984,653)	(6,660,954)	(5,599,222)
Interest credited	21,133	29,995	24,500

Ending balance	796,011	880,505	888,118

Net increase (decrease)	$(84,494)	(7,613)	162,159

Percent increase (decrease)	(9.60)%	(0.86)%	22.34%

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by the Bank as of December 31:

	2009		2008		2007
		Percent		Percent		Percent
(Dollars in thousands)	Amount	of Total	Amount	of Total	Amount	of Total
Transaction and Savings Deposits(1):
Non-interest checking	$80,330	10.10%	$66,905	7.60%	$54,998	6.20%
NOW Accounts – 0.08%(2)	103,998	13.00	126,547	14.40	118,652	13.40
Passbook Accounts– 0.13%(3)	31,068	3.90	28,023	3.20	39,671	4.50
Money Market Accounts – 1.25%(4)	125,008	15.70	97,416	11.00	182,413	20.50

Total Non-Certificates	$340,404	42.70%	$318,891	36.20%	$395,734	44.60%

Certificates:
0.00 - 0.99%	$16,615	2.10%	$1,068	0.10%	$555	0.10%
1.00 - 1.99%	113,916	14.30	8,193	1.00	2	0.00
2.00 - 2.99%	135,311	17.00	81,483	9.30	6,168	0.70
3.00 - 3.99%	138,152	17.40	344,735	39.00	38,388	4.30
4.00 - 4.99%	47,692	6.00	114,155	13.00	203,720	22.90
5.00 - 5.99%	3,921	0.50	11,980	1.40	243,551	27.40

Total Certificates	455,607	57.30	561,614	63.80	492,384	55.40

Total Deposits	$796,011	100.00%	$880,505	100.00%	$888,118	100.00%

(1)	Reflects weighted average rates paid on transaction and savings deposits at December 31, 2009.

(2)	The weighted average rate on NOW Accounts for 2008 was 0.19% and 2007 was 1.88%.

(3)	The weighted average rate on Passbook Accounts for 2008 was 0.11% and 2007 was 1.40%.

(4)	The weighted average rate on Money Market Accounts for 2008 was 1.59% and 2007 was 3.34%.

The following table shows rate and maturity information for the Bank’s certificates of deposit as of December 31, 2009.

	0.00-	1.00-	2.00-	3.00-	4.00-	5.00-		Percent
(Dollars in thousands)	0.99%	1.99%	2.99%	3.99%	4.99%	5.99%	Total	of Total
Certificate accounts maturing in quarter ending:
March 31, 2010	$4,359	5,126	7,189	16,401	20,566	26	53,667	11.78%
June 30, 2010	3,083	14,584	14,180	37,128	1,294	114	70,383	15.46
September 30, 2010	2,504	15,901	19,161	18,113	19,062	3,496	78,237	17.17
December 31, 2010	6,438	30,564	4,617	16,246	2,287	0	60,152	13.20
March 31, 2011	15	25,284	6,106	14,767	87	116	46,375	10.18
June 30, 2011	23	2,177	20,249	7,847	564	0	30,860	6.77
September 30, 2011	12	14,053	4,785	1,709	1,357	169	22,085	4.85
December 31, 2011	22	1,711	6,777	3,368	472	0	12,350	2.71
March 31, 2012	6	4,067	9,819	4,704	1,229	0	19,825	4.35
June 30, 2012	15	120	7,967	14,964	84	0	23,150	5.08
September 30, 2012	7	95	30,289	348	216	0	30,955	6.79
December 31, 2012	9	234	531	140	415	0	1,329	0.29
Thereafter	122	0	3,641	2,417	59	0	6,239	1.37

Total	$16,615	113,916	135,311	138,152	47,692	3,921	455,607	100.00%

Percent of total	3.65%	25.00%	29.70%	30.32%	10.47%	0.86%	100.00%

     The following table indicates the amount of the Bank’s certificates of deposit and other deposits by time remaining until maturity as of December 31, 2009.

	Maturity
		Over	Over	Over
	3 Months	3 to 6	6 to 12	12
(Dollars in thousands)	or Less	Months	Months	Months	Total
Certificates of deposit less than $100,000	$47,854	62,116	111,148	174,634	395,752
Certificates of deposit of $100,000 or more	4,720	7,553	26,461	18,531	57,265
Public funds less than $100,000(1)	253	14	160	3	430
Public funds of $100,000 or more(1)	840	700	620	0	2,160

Total certificates of deposit	$53,667	70,383	138,389	193,168	455,607
Passbook of $100,000 or more	$194,758	0	0	0	194,758
Accounts of $100,000 or more	$200,318	8,253	27,081	18,531	254,183

(1)	Deposits from governmental and other public entities.
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
Borrowings. The Bank’s other available sources of funds include advances from the FHLB and other borrowings from the Federal Reserve Bank (FRB). As a member of the FHLB of Des Moines, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions. Consistent with its asset/liability management strategy, the Bank has utilized FHLB advances from time to time to fund loan demand and extend the term to maturity of its liabilities. The Bank also uses short-term FHLB and FRB borrowings to offset short term cash needs due to deposit outflows or loan fundings. At December 31, 2009, the Bank had $132.5 million of FHLB advances and no FRB borrowings outstanding. On such date, the Bank had a collateral pledge arrangement with the FHLB pursuant to which the Bank may borrow up to an additional $27.7 million for liquidity purposes. The Bank also had the ability to draw additional borrowings of $98.6 million from the FRB based upon the loans that were pledged as collateral at December 31, 2009. Refer to Note 11 of the Notes to Consolidated Financial Statements in the Annual Report for more information on FHLB advances and FRB borrowings (incorporated by reference in Item 8 of Part II of this Form 10-K).
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
Employees
At December 31, 2009, the Company had a total of 225 employees, including part-time employees. None of the employees of the Company or its subsidiaries are represented by any collective bargaining unit. Management considers its employee relations to be good.
Regulation and Supervision
The banking industry is highly regulated. As a savings and loan holding company, the Company is subject to regulation by the Office of Thrift Supervision (OTS). The Bank, a federally-chartered savings association, is also subject to extensive regulation and examination by the OTS, which is the Bank’s primary federal regulator. The FDIC also has authority to regulate the Bank. Subsidiaries of the Company and the Bank may also be subject to state regulation and/or licensing in connection with certain insurance and investment activities. The Company and the Bank are subject to numerous laws and regulations. These laws and regulations impose restrictions on activities, set minimum capital requirements, impose lending and deposit restrictions and establish other restrictions. References in this section to applicable statutes and regulations are brief and incomplete summaries only. You should consult the statutes and regulations for a full understanding of the details of their operation. Changes in statutes, regulation or regulatory policies applicable to the Bank or the Company, including interpretation or implementation thereof, could have a material effect on the Company’s business.
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
Capital Adequacy. HMN has entered into an informal written agreement with the OTS that became effective December 9, 2009. In accordance with the agreement, the Company has submitted a three year capital plan and the OTS may make comments upon, and require revisions to the capital plan. The Company must operate within the parameters of the final capital plan and is required to monitor and submit periodic reports on its compliance with the plan. Under the agreement, without the consent of the OTS, the Company may not incur or issue any debt, guarantee the debt of any entity, declare or pay any cash dividends or repurchase any of the Company’s capital stock. In addition, the Bank is subject to various capital requirements. See “Capital Requirements”.
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
OTS regulations place limits on the Bank’s lending and investment powers. Savings associations are expected to conduct lending activities in a prudent, safe and sound manner. OTS regulations set aggregate limits on certain types of loans including commercial, commercial real estate, and consumer loans. OTS regulations also establish limits on loans to a single borrower. As of December 31, 2009, the Bank’s lending limit to one borrower was approximately $15.1 million. A federal savings association generally may not invest in noninvestment-grade debt securities. A federal savings association may establish subsidiaries to conduct any activity the association is authorized to conduct and may establish service corporation subsidiaries for limited preapproved activities.
The Bank has an informal written agreement with the OTS that became effective December 9, 2009 and primarily relates to the Bank’s financial performance and credit quality issues. In accordance with the agreement, the Bank has submitted a three year business and capital plan and the OTS may make comments upon, and require revisions to the business and capital plan. The Bank must operate within the parameters of the final business and capital plan and is required to monitor and submit periodic reports on its compliance with the plan. The agreement also requires the Bank to develop plans and take actions to address non-performing assets and watch-list credits.
Qualified Thrift Lender Test. Savings associations, including the Bank, must be qualified thrift lenders (QTLs). A savings association generally satisfies the QTL requirement if at least 65% of a specified asset base consists of things such as loans to small businesses and loans to purchase or improve domestic residential real estate. Savings associations may qualify as QTLs in other ways. Savings associations that do not qualify as QTLs are subject to significant restrictions on their operations. If the Bank fails to meet QTL requirements, the Bank and HMN would face certain limitations, including limits on HMN’s ability to control non-financial firms. As of December 31, 2009, the Bank met the QTL test.

OTS Assessments. HOLA authorizes the OTS to charge assessments to recover the costs of examining savings associations, holding companies, and their affiliates. The assessment is done semi-annually, and is based on three factors: 1) asset size; 2) condition; and 3) complexity of the institution. The Bank’s and HMN’s OTS assessments for the year ended December 31, 2009, were approximately $257,000.
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
Dividend Restrictions. Federal law limits the ability of a depository institution, such as the Bank, to pay dividends or make other capital distributions. The Bank, as a subsidiary of a savings and loan holding company, must file a notice with the OTS before payment of a dividend or approval of a proposed capital distribution by its board of directors and must obtain prior approval from the OTS if it fails to meet certain regulatory conditions. The Bank did not declare or distribute any dividends to HMN in 2009.
The Bank is the primary source of cash for HMN. At December 31, 2009, HMN had $2.9 million in cash and other assets that could readily be turned into cash. HMN believes that its available liquidity is adequate to provide the cash needed for the payment of preferred dividends and its other expenses in 2010. If the Bank does not obtain regulatory approval for any future dividends from the Bank to HMN, HMN may be required to find other sources of liquidity for the payment of preferred dividends, expenses and other needs beyond 2010.
Deposit Insurance
The FDIC insures the deposits of the Bank through the Deposit Insurance Fund (DIF). The DIF is funded by assessments of FDIC members such as the Bank. The FDIC applies a risk-based system for setting deposit insurance assessments. Under the risk-based assessment system, an institution’s insurance assessments vary according to the level of capital the institution holds and the degree to which it is the subject of supervisory concern. On September 29, 2009, the FDIC adopted an Amended Restoration Plan to allow the DIF to return to a statutorily mandated reserve ratio of 1.15 percent within eight years. In 2009, the FDIC also adopted higher assessment rates which will be effective January 1, 2011. During 2009, the Bank was assessed approximately $1,565,000 for the DIF. In 2007, the Bank received a one-time assessment credit of approximately $661,000, which was to be used to offset future assessments. Of this amount $436,000 was used in 2007 and the remaining $225,000 was used in 2008.
The Bank was also required to make a payment of $5.0 million in December 2009 which represents an estimate of FDIC assessments over the next three years. This amount was set up as a prepaid expense at December 31, 2009 and will be expensed quarterly over the next three years as FDIC charges are assessed.
In addition to deposit insurance assessments, the FDIC is authorized to collect assessments against insured deposits to be paid to the Financing Corporation (FICO) to service the FICO debt incurred in the 1980’s. The FICO assessment rate is adjusted quarterly. In 2009, the Bank paid a FICO assessment of approximately $87,000.

FDIC Temporary Liquidity Guarantee Program
On October 14, 2008, the FDIC announced a temporary program designed to maintain liquidity in the U.S. banking system. The FDIC refers to the program as the Temporary Liquidity Guarantee Program (TLGP) and it has two parts. Participation in both parts of the TLGP was voluntary, and the Company chose to participated in both parts. The first part of the program called the Transaction Account Guarantee Program (TAGP) provides unlimited FDIC insurance coverage on non-interest bearing deposit accounts through June 30, 2010. The second part of the program called the Debt Guarantee Program (DGP) allowed the Company to issue debt securities fully guaranteed by the FDIC. The amount of FDIC guaranteed debt that could have been issued by the Company was approximately $20.9 million at December 31, 2008. As of December 31, 2009, the Company had not issued any guaranteed debt under the program. The ability to issue debt under the DGP expired on October 31, 2009. On October 20, 2009, the FDIC established a limited, six-month emergency guarantee facility. Under this emergency guarantee facility, certain participating entities can apply to the FDIC for permission to issue FDIC-guaranteed debt during the period starting October 31, 2009 through April 30, 2010. The fee for issuing debt under the emergency facility will be at least 300 basis points, which the FDIC reserves the right to increase on a case-by-case basis, depending upon the risks presented by the issuing entity. Neither the Company nor the Bank issued debt under the emergency facility.
Both parts of the TLGP are funded through assessments on participating institutions. During 2009, the Bank paid no premiums on the DGP as the Bank did not issue any guaranteed debt but did pay premiums of approximately $19,000 relating to its participation in the TAGP.
Capital Requirements
The federal bank regulatory agencies, including the OTS, have a risk-based capital framework in place. The regulators use a combination of risk-based guidelines and leverage ratios to evaluate capital adequacy.
The following table sets forth the current regulatory requirement for capital ratios for savings associations as compared with the Bank’s capital ratios at December 31, 2009:

	Core or Tier 1 Capital to		Tangible	Core or Tier 1	Total Capital to
	Adjusted		Capital to	Capital to Risk-	Risk-Weighted
	Total Assets		Assets	Weighted Assets	Assets
Regulatory Minimum	3.00	%(1)	1.50%	4.00%	8.00%

The Bank’s Actual	8.64%		8.64%	10.87%	12.12%

(1)	Savings associations are required to maintain a leverage ratio of 4.00% or more to be considered adequately capitalized.
Capital Categories and Prompt Corrective Action
The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) created a statutory framework that increased the importance of meeting applicable capital requirements. FDICIA established five capital categories: (1) well-capitalized; (2) adequately capitalized; (3) undercapitalized; (4) significantly undercapitalized; and (5) critically undercapitalized. The activities in which a depository institution may engage and regulatory responsibilities of federal bank regulatory agencies vary depending upon whether an institution is well-capitalized, adequately capitalized or under capitalized. Under capitalized institutions are subject to various restrictions such as limitations on dividends and growth. A depository institution’s category depends upon where its capital levels are in relation to relevant capital measures, which include a risk-based capital measure and certain other factors. The federal banking agencies (including the OTS) adopted regulations that implement this statutory framework. Under these regulations, an institution is generally treated as well-capitalized if its ratio of total capital to risk-weighted assets is 10.00% or more, its ratio of core capital to risk-weighted assets is 6.00% or more, its ratio of core capital to adjusted total assets (leverage ratio) is 5.00% or more, and it is not subject to any federal supervisory order or directive to meet a specific capital level. In order to be adequately capitalized, an institution must have a total risk-based capital ratio of not less than 8.00%, a Tier 1 risk-based capital ratio of not less than 4.00%, and a leverage ratio of not less than 4.00%. Any institution that is neither well capitalized nor adequately capitalized will be considered undercapitalized. At December 31, 2009, the Bank was considered well capitalized.
The Bank has an informal written agreement with the OTS that became effective December 9, 2009 and primarily relates to the Bank’s financial performance and credit quality issues. In accordance with the agreement, the Bank has submitted a three year business and capital plan and the OTS may make comments upon, and require revisions to the business and capital plan. The Bank must operate within the parameters of the final business and capital plan and is required to monitor and submit periodic reports on its compliance with the plan. The agreement also requires the Bank to develop plans and take actions to address non-performing assets and watch-list credits.
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
As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines. As of December 31, 2009, the Bank had $7.3 million in FHLB stock, which was in compliance with this requirement. The Bank receives dividends on its FHLB stock. In 2009, the dividend rate was 1.52%. Over the past five calendar years, dividends have averaged approximately 3.24%.
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
Troubled Asset Relief Program – Capital Purchase Program
On October 3, 2008, the federal government enacted the Emergency Economic Stabilization Act of 2008 (EESA). EESA was enacted to provide liquidity to the U.S. financial system and lessen the impact of looming economic problems. The EESA included broad authority. The centerpiece of the EESA is the Troubled Asset Relief Program (TARP). EESA’s broad authority was interpreted to allow the U.S. Treasury to purchase equity interests in both healthy and troubled financial institutions. The equity purchase program is commonly referred to as the Capital Purchase Program (CPP). The Company elected to participate in the CPP and sold preferred stock to the U.S. Treasury in December 2008. As a participant in the CPP, the Company is subject to the regulatory requirements of the EESA, as amended, and the interim final rule published on June 15, 2009, C.F.R. Part 30, TARP Standards for Compensation and Corporate Governance (“IFR”). Among other things, current executive compensation and corporate governance requirements (i) prohibit any bonus, retention award or incentive compensation to our five most highly compensated employees unless it is in the form of long-term restricted common stock that does not vest in the first two years after it is issued and that cannot be transferred except as permitted under a schedule based on the Company’s redemption of the preferred stock, (ii) prohibit payment of severance for any reason to our executive officers and any of the next five most highly compensated employees, (iii) require us to recover from our executive officers and the next 20 most highly compensated employees any bonus, retention award or incentive compensation when based on materially inaccurate earnings, revenues, gains or other criteria, (iv) require us to permit a non-binding stockholder vote on executive pay, (v) require Treasury to conduct a review of bonuses, retention awards and other compensation paid to our executive officers and the next

20 most highly compensated employees to determine whether such payments were inconsistent with the EESA and TARP or were otherwise contrary to the public interest and to seek their recovery if not, (vi) prohibit incentive compensation to executive officers that encourage unnecessary and excessive risks that threaten the value of our Company, (vii) require adoption of an excessive or luxury expenditures policy that sets forth written standards applicable to the Company and its employees regarding excessive expenditures for entertainment events, office and facilities renovations, aviation or other transportation services and other similar items, activities or events; (viii) prohibit tax gross ups to any executive officer or the next 20 most highly compensated employees; and (ix) require our compensation committee to periodically review employee compensation plans in light of the risks posed to the Company and take steps to limit those risks. These restrictions apply to us so long as Treasury holds any of our securities (unless it holds only our warrants).
EXECUTIVE OFFICERS
Officers are chosen by and serve at the discretion of the Board of Directors of the Company and the Bank. There are no family relationships among any of the directors or officers of the Company and the Bank. The business experience of each executive officer of both the Company and the Bank is set forth below.
Bradley C. Krehbiel, age 51. Mr. Krehbiel has been a director of the Company since November 2009 and he has been President of the Bank since January 2009. Prior to that he had been the Executive Vice President of the Bank since 2004. Mr. Krehbiel joined the Bank as Vice President of Business Banking in 1998. Prior to his employment at the Bank, Mr. Krehbiel held several positions in the financial services industry, including six years as a private banking consultant.
Jon J. Eberle, age 44. Mr. Eberle is Chief Financial Officer, Senior Vice President and Treasurer of the Company and the Bank. Mr. Eberle has held such positions since 2003. Prior to that he served as a Vice President since 2000 and as the Controller since 1998. From 1994 to 1998, he served as the Director of Internal Audit for the Company and the Bank.
Dwain C. Jorgensen, age 61. Mr. Jorgensen has served as Senior Vice President of Technology, Facilities and Compliance of the Company and Bank since 2007. From 1998 to 2007, he served as Senior Vice President of Operations of the Company and the Bank. From 1989 to 1998, he served as Vice President, Controller and Chief Accounting Officer of the Company and the Bank. From 1983 to 1989, Mr. Jorgensen was an Assistant Vice President and Operations Officer for the Bank.
Susan K. Kolling, age 58. Ms. Kolling has been a director of the Company since 2001. Ms. Kolling served as a Vice President of the Bank from 1992 to 1994 and has served as a Senior Vice President of the Bank since 1995. In addition, from 1997 to 2003, Ms. Kolling was an owner of Kolling Family Corp. which does business as Valley Home Improvement, a retail lumber yard. Ms. Kolling became a director of Kolling Family Corp. in 2004.
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
Our non-performing assets remained at an elevated level in 2009 at $77.4 million, or 7.47% of loans receivable at December 31, 2009 and $74.8 million, or 6.53% of total assets at December 31, 2008. The elevated level of non-performing loans was primarily due to the weakened economy and the softening real estate market. If the economy and/or the real estate market continues to weaken, these assets may not perform according to their terms and the value of the collateral may be insufficient to pay any remaining loan balance. If this occurs, we may experience losses, which could have a negative effect on our results of operations. Like all financial institutions, we maintain an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety. We believe that our allowance for loan losses is maintained at a level adequate to absorb probable losses inherent in our loan portfolio as of the corresponding balance sheet date. However, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provision for loan losses could materially adversely affect our operating results.
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
The earnings of the Company are primarily dependent on net interest income, which is the difference between interest earned on loans and investments, and interest paid on interest-bearing liabilities such as deposits and borrowings. Interest rates are highly sensitive to many factors, including government monetary and fiscal policies and domestic and international economic and political conditions. Conditions such as inflation, recession, unemployment, money supply, government borrowing and other factors beyond management’s control may also affect interest rates. If the Company’s interest-earning assets mature, reprice or prepay more quickly than interest-bearing liabilities in a given period, a decrease in market interest rates could adversely affect net interest income. Likewise, if interest-bearing liabilities mature or reprice, or, in the case of deposits, are withdrawn by the accountholder, more quickly than interest-earning assets in a given period, an increase in market interest rates could adversely affect net interest income. Given the Company’s mix of assets and liabilities as of December 31, 2009, a falling interest rate environment would negatively impact the Company’s results of operations. The effect on our deposits of decreases in interest rates generally lags the effect on our assets. The lagging effect of deposit rate changes is primarily due to the Bank’s deposits that are in the form of certificates of deposit, which do not re-price immediately when the federal funds rate changes.
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
In order to enhance the yield and shorten the term-to-maturity of its loan portfolio, the Company has expanded its commercial real estate lending during recent years. Commercial real estate lending has increased as a percentage of the Company’s total loan portfolio from 32.4% at December 31, 2005 to 37.9% at December 31, 2009. Much of the increase in the Company’s commercial real estate portfolio over this period has been in land development loans. Commercial real estate loans generally, and land development loans in particular, present a higher level of risk than loans secured by one-to-four family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower’s ability to repay the loan may be impaired. If the Company’s commercial real estate loan portfolio fails to perform, the Company’s results of operations and financial condition could be adversely affected. In 2009, the Company continued to experience an elevated level of non-performing commercial real estate loans as a result of the economic slowdown which increased our loan loss provision and had a negative impact on our earnings.
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
Like all banks, the Company is subject to the effects of any economic downturn, and in particular a significant decline in home values or reduced commercial development in the Company’s markets could have a negative effect on results of operations. The Company’s success depends primarily on the general economic conditions in the counties in which the Company conducts business, and in the southern Minnesota and northern Iowa area in general. Unlike larger banks that are more geographically diversified, the Company provides banking and financial services to customers primarily in the southern Minnesota counties of Fillmore, Freeborn, Houston, Mower, Olmsted and Winona and portions of Steele, Dodge, Goodhue and Wabasha counties, as well as Marshall and Tama counties in Iowa. The local economic conditions in these market areas have a significant impact on the Company’s ability to originate loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. A significant decline in the general economic conditions caused by inflation, recession, unemployment or other factors beyond the Company’s control would affect these local economic conditions and could adversely affect the Company’s financial condition and results of operations. Recent weakness in the general economy has had a negative impact on our commercial real estate and commercial loan portfolios and non-performing loans remained at elevated levels in 2009. Additionally, because the Company has a significant amount of commercial real estate loans, decreases in tenant occupancy may also have a negative effect on the ability of many of the Company’s borrowers to make timely repayments of their loans, which would have an adverse impact on the Company’s earnings. A significant decline in home values would likely lead to increased delinquencies and defaults in both the consumer home equity loan and residential real estate loan portfolios and result in increased losses in these portfolios.
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
As a participant in the U.S. Treasury’s CPP program, we issued $26 million of series A preferred stock to the Treasury in December 2008. Among other limitations, we are subject to certain restrictions relating to distributions on or repurchase of our common stock. Prior to the earlier of December 23, 2011, or the date on which all of the series A preferred stock has been redeemed or Treasury has transferred all of the shares of series A preferred stock to third parties that are not affiliates of Treasury, we may not, without the consent of Treasury, declare or pay a dividend or make any distribution on our common stock, other than regular quarterly cash dividends of not more than $0.25 per share, the amount of the last quarterly cash dividend per share declared on our common stock prior to October 14, 2008, as adjusted for any stock split, stock dividend, reverse stock split, reclassification or similar transaction; dividends payable solely in shares of our common stock; and dividends or distributions in connection with a stockholders’ rights plan or rights of a class or series of our stock that expressly provides that it ranks junior to the series A preferred stock as to dividends and liquidation. So long as any shares of our series A preferred stock remain outstanding, unless all accrued and unpaid dividends for all prior dividend periods have been paid or are contemporaneously declared and paid in full on our series A preferred stock, we may not pay or declare any dividend on our common stock or other junior stock, other than a dividend payable solely in common stock. In addition, prior to the earlier of December 23, 2011, or the date on which all of the series A preferred stock has been redeemed or Treasury has transferred all of the shares of series A preferred stock to third parties that are not affiliates of Treasury, we may not, without the consent of Treasury, redeem, purchase or acquire any shares of our common stock or other capital stock or other equity securities, or any trust preferred securities that we issued, other than for limited exceptions. These restrictions limit our ability to manage our capital resources generally and, specifically, to return capital to our common stockholders, and may adversely affect the value of an investment in our common stock.
As a CPP participant, we are also subject to various executive compensation and corporate governance restrictions that limit our flexibility in determining appropriate compensation for our senior executive officers and other more highly compensated employees and may adversely affect the attraction and retention of management and other key employees. Among other things, the current restrictions (i) prohibit any bonus, retention award or incentive compensation to our five most highly compensated employees unless it is in the form of long-term restricted common stock that does not vest in the first two years after it is issued and that cannot be transferred except as permitted under a schedule that is based on our redemption of the preferred stock, (ii) prohibit payment of severance for any reason to our executive officers and any of the next five most highly compensated employees, (iii) require us to recover from our executive officers and the next 20 most highly compensated employees any bonus, retention award or incentive compensation when based on materially inaccurate earnings, revenues, gains or other criteria, (iv) require us to permit a non-binding stockholder vote on executive pay, (v) require Treasury to conduct a review of bonuses, retention awards and other compensation paid to our executive officers and the next 20 most highly compensated employees to determine whether such payments were inconsistent with the amended law or TARP or were otherwise contrary to the public interest and to seek their recovery if not, (vi) prohibit incentive compensation to executive officers that encourage unnecessary and excessive risks that threaten the value of our company, and require our compensation committee to periodically review employee compensation plans in light of the risks posed to the Company and take steps to limit those risks. These restrictions apply to us so long as Treasury holds any of our securities (unless it holds only our warrants). Treasury is required to adopt regulations requiring each recipient of CPP funds to meet appropriate standards for executive compensation and corporate governance, including those listed above.
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
The Company and the Bank are subject to the restrictions and conditions of informal written agreements with the Office of Thrift Supervision (OTS). Failure to comply with the informal agreements could result in enforcement actions against us, including the imposition of monetary penalties.
The Company and the Bank entered into informal written agreements with the OTS effective December 9, 2009. In accordance with the Company’s agreement, we have submitted a three year capital plan to the OTS and the OTS may make comments upon, and require revisions to, the capital plan. We must operate within the parameters of the final capital plan and are required to monitor and submit periodic reports on our compliance with the plan. Also under our agreement, without the consent of the OTS, we may not incur or issue any debt, guarantee the debt of any entity, declare or pay any cash dividends or repurchase any of our capital stock.
The Bank’s informal agreement with the OTS primarily relates to the Bank’s financial performance and credit quality issues. In accordance with the Bank’s agreement, the Bank has submitted a three year business and capital plan and the OTS may make comments upon, and require revisions to, the business and capital plan. The Bank must operate within the parameters of the final business and capital plan and is required to monitor and submit periodic reports on its compliance with the plan. The agreement also requires the Bank to develop plans and take action to address non-performing assets and watch-list credits
If the Company or the Bank fail to comply with the terms of our respective agreements, the OTS could take enforcement action against us, including the imposition of monetary penalties or the issuance of a cease and desist order requiring corrective action. In addition, the OTS could impose individual minimum capital requirements on the Bank that exceed ordinary capital requirements. If the OTS were to do so, the Bank could be in a position where it may no longer be considered well capitalized.
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
Due to the Company’s limited size, individual loan amounts can be large relative to the Company’s earnings for a particular period. If one or a few relatively large loans become non-performing in a period and the Company is required to increase its loss reserves, or to write off principal or interest relative to such loans, the operating results of that period could be significantly adversely affected. The effect on results of operations for any given period from a change in the performance of a small number of loans may be disproportionately larger than the impact of such loans on the quality of the Company’s overall loan portfolio. In 2009, our internal loan limits were lowered to $4.5 million per borrower. However, existing borrowers with relationships over that limit were “grandfathered” in and it will take time to reduce the size of all existing relationships below the new limit.
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
The Bank actively manages its liquidity position and monitors it using cash flow forecasts. Based on these forecasts, management has determined that it has adequate liquidity available at December 31, 2009. However, changes in economic conditions, including consumer savings habits and availability or access to borrowed funds and the brokered deposit market could potentially have a significant impact on the Company’s liquidity position, which in turn could materially impact its financial condition, results of operations and cash flows.

The Company’s primary source of cash is dividends from the Bank and the Bank is restricted from paying dividends to the Company without obtaining prior regulatory approval. At December 31, 2009, the Company had $2.9 million in cash and other assets that could readily be turned into cash. The Company believes that its available liquidity is adequate to provide the cash needed for the payment of preferred dividends and other expenses in 2010. Failure to obtain regulatory approval for any future dividends from the Bank to the Company could cause the Company to require other sources of liquidity for the payment of preferred dividends, expenses and other needs beyond 2010. Further information about the Company’s liquidity position is available on page 16 in the “Liquidity and Capital Resources” section of the Annual Report to Security Holders for the year ended December 31, 2009.
We operate in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations, including changes that may restrict our ability to foreclose on single-family home loans and offer overdraft protection.
The Company and the Bank are subject to extensive examination, supervision and comprehensive regulation by federal bank regulatory agencies. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds, and the banking system as a whole, and not holders of our common stock. These regulations affect our lending practices, capital structure, investment practices, dividend policy, and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations, and policies for possible changes. Changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer, restrict mergers and acquisitions, investments, access to capital, the location of banking offices, or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputational damage, which could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur.
Congress and state legislatures continue to debate new laws related to mortgage lending and loan foreclosure. Bills placing limits on foreclosure sales or otherwise modifying foreclosure procedures to the benefit of borrowers and the detriment of lenders may be enacted by either Congress or the States of Minnesota and Iowa in the future. These laws may further restrict our collection efforts on one-to-four single-family loans.
Changes to federal law and regulations may also limit the Bank’s flexibility on financial products and fees which could result in additional operational costs and a reduction in our non-interest income.
Further, our regulators have significant discretion and authority to prevent or remedy unsafe or unsound practices or violations of laws by financial institutions and holding companies in the performance of their supervisory and enforcement duties. Examples include limits on payment of dividends by banks and regulations governing compensation. Regulation of dividends would limit the liquidity of the Company and limits on compensation may adversely affect our ability to attract and retain employees.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The Company leases the corporate office in Rochester, Minnesota and owns the buildings and land for 9 of its 14 full service branches. The remaining five full service branches and two loan origination offices are leased. These offices are located at 1016 Civic Center Drive NW, Rochester, Minnesota, 3900 55th Street NW, Rochester, Minnesota and 2805 Dodd Road, Suite 160, Eagan, Minnesota. Leased private banking offices are located at 5201 Eden Avenue, Suite 170, Edina, Minnesota and 100 1st Ave Bldg., Suite 200, Rochester, Minnesota. The Company’s loan origination offices are located at 50 14th Avenue East, Suite 100, Sartell, Minnesota and 2765 Commerce Drive NW, Rochester, Minnesota. The Bank uses all properties and they are all located in Minnesota, except for the two full service branches located in Iowa.
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
ITEM 4. RESERVED
PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER
              PURCHASES OF EQUITY SECURITIES
The information on page 19 under the caption “Dividends”, page 42 in paragraphs 1, 2, 3, 5, 6 and 7 under the caption “Note 16 Stockholders’ Equity”, and page 53 under the caption “Common Stock Information” and the inside back cover page of the Annual Report to Security Holders for the year ended December 31, 2009 is incorporated herein by reference. Prior to the earlier of December 23, 2011, or the date on which all of our series A preferred stock has been redeemed or Treasury has transferred all of the shares of our series A preferred stock to third parties that are not affiliates of Treasury, we may not, without the consent of Treasury, declare or pay a dividend or make any distribution on our common stock, other than regular quarterly cash dividends of not more than $0.25 per share, the amount of the last quarterly cash dividend per share declared on our common stock prior to October 14, 2008, as adjusted for any stock split, stock dividend, reverse stock split, reclassification or similar transaction; dividends payable solely in shares of our common stock; and dividends or distributions in connection with a stockholders’ rights plan or rights of a class or series of our stock that expressly provides that it ranks junior to the series A preferred stock as to dividends and liquidation. So long as any shares of our series A preferred stock remain outstanding, unless all accrued and unpaid dividends for all prior dividend periods have been paid or are contemporaneously declared and paid in full on our series A preferred stock, we may not pay or declare any dividend on our common stock or other junior stock, other than a dividend payable solely in common stock. In addition, under the terms of the informal written agreement that we entered into with the OTS effective December 9, 2009, we may not declare or pay any cash dividend without prior notice to, and the consent of, the OTS.
On July 31, 2008, the Board of Directors authorized the repurchase of up to 300,000 shares of the Company’s common stock through January 26, 2010. No repurchases have been made under the program. Prior to the earlier of December 23, 2011, or the date on which all of our series A preferred stock has been redeemed or Treasury has transferred all of the shares of our series A preferred stock to third parties that are not affiliates of Treasury, we may not, without the consent of Treasury, redeem, purchase or acquire any shares of our common stock or other capital stock or other equity securities, or any trust preferred securities that we issued, other than for limited exceptions. In addition, under the terms of the informal written agreement that we entered into with the OTS effective December 9, 2009, we may not repurchase or redeem any capital stock without prior notice to, and the consent of, the OTS.

STOCKHOLDER RETURN PERFORMANCE PRESENTATION
The following graph compares the total cumulative stockholders’ return on the Company’s common Stock to the NASDAQ U.S. Stock Index (“NASDAQ Composite”), which includes all NASDAQ traded stocks of U.S. companies, and the SNL Bank NASDAQ Index.

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
HMN Financial, Inc.	100.00	92.09	110.91	81.55	14.46	14.53
NASDAQ Composite	100.00	101.37	111.03	121.92	72.49	104.31
SNL Bank NASDAQ Index	100.00	96.95	108.85	85.45	62.06	50.34

ITEM 6. SELECTED FINANCIAL DATA
The information on page 4 under the caption “Five Year Consolidated Financial Highlights” of the Annual Report to Security Holders for the year ended December 31, 2009 is incorporated herein by reference.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The table on page 7 and the tables regarding investment maturities on page 18 of Part 1 Item 1 of this report, as well as the information on pages 5 through 23 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, other than the section captioned “Market Risk”, of the Annual Report to Security Holders for the year ended December 31, 2009 is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The information on pages 21 through 23 under the captions “Market Risk” and “Asset/Liability Management” of the Annual Report to Security Holders for the year ended December 31, 2009 is incorporated herein by reference.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements (including the notes to the financial statements) on pages 24 through 47, other than the sections captioned “Other Financial Data” and “Common Stock Information”, of the Annual Report to Security Holders for the year ended December 31, 2009 is incorporated herein by reference.
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
Under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under this framework, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009. The registered public accounting firm that audited the Company’s financial statements incorporated into this Form 10-K, has issued the following attestation report on the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
HMN Financial, Inc.:
We have audited HMN Financial, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). HMN Financial, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report. Our responsibility is to express an opinion on HMN Financial, Inc.’s internal control over financial reporting based on our audit.
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
In our opinion, HMN Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of HMN Financial, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 4, 2010 expressed an unqualified opinion on those consolidated financial statements.
Minneapolis, Minnesota
March 4, 2010

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
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information required by this Item is incorporated by reference from the information under the caption “Executive Officers” in Part I of this report and under the captions “Board of Directors,” “Committees of the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Company’s fiscal year ended December 31, 2009.
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from the information under the caption “2009 Executive Compensation”, “Compensation Discussion and Analysis”, “2009 Director Compensation”, “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Company’s fiscal year ended December 31, 2009.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
                STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference from the information under the captions “Security Ownership of Management and Certain Beneficial Owners” and “Other Equity Compensation Plan Information” in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Company’s fiscal year ended December 31, 2009.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from the information under the captions “Proposal I – Election of Directors – Board of Directors” and “Corporate Governance – Committees of the board of Directors; — Director Independence; and — Certain Transactions” in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Company’s fiscal year ended December 31, 2009.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference from the information under the caption “Corporate Governance — Independent Registered Public Accounting Firm Fees” in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Company’s fiscal year ended December 31, 2009.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
1. Financial Statements
The following financial statements appearing in the Company’s Annual Report to Security Holders for the year ended December 31, 2009, are incorporated herein by reference.
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

HMN FINANCIAL, INC.
Date: March 4, 2010	By:	/s/ Bradley C. Krehbiel
Bradley C. Krehbiel,
Home Federal Savings Bank President

     Each of the undersigned hereby appoints Timothy Geisler and Jon J. Eberle, and each of them (with full power to act alone), as attorneys and agents for the undersigned, with full power of substitution, for and in the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission under the Securities Act of 1934, as amended, any and all amendments and exhibits to this Annual Report on Form 10-K and any and all applications, instruments, and other documents to be filed with the Securities and Exchange Commission pertaining to this Annual Report on Form 10-K or any amendments thereto, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary or desirable. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 4, 2010.

Name	Title

/s/ Bradley C. Krehbiel Bradley C. Krehbiel	President, Home Federal Savings Bank (Principal Executive Officer)

/s/ Jon J. Eberle Jon J. Eberle	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ Timothy R. Geisler Timothy R. Geisler	Chairman of the Board

/s/ Allan R. DeBoer Allan R. DeBoer	Director

/s/ Michael J. Fogarty Michael J. Fogarty	Director

/s/ Karen L. Himle Karen L. Himle	Director

/s/ Susan K. Kolling Susan K. Kolling	Director

/s/ Malcolm W. McDonald Malcolm W. McDonald	Director

/s/ Mahlon C. Schneider Mahlon C. Schneider	Director

/s/ Hugh C. Smith Hugh C. Smith	Director

INDEX TO EXHIBITS

Exhibit
Number	Exhibit	Filing Status
3.1	Amended and Restated Certificate of Incorporation	Incorporated by Reference (1)

3.2	Amended and Restated By-laws	Incorporated by Reference (2)

4.1	Form of Common Stock Certificate	Incorporated by Reference (3)

4.2	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series A	Incorporated by Reference (4)

4.3	Warrant to Purchase Common Stock, dated December 23, 2008	Incorporated by Reference (5)

10.1†	Employment Agreement with Michael McNeil dated as of May 27, 2008	Incorporated by Reference (6)

10.2†	Form of Change in Control Agreement with executive officers	Incorporated by Reference (7)

10.3†	Directors Deferred Compensation Plan	Incorporated by Reference (8)

10.4†	Amended and Restated HMN Financial, Inc. Stock Option and Incentive Plan dated July 29, 1998	Incorporated by Reference (9)

10.5†	HMN Financial, Inc. 2001 Omnibus Stock Plan	Incorporated by Reference (10)

10.6†	Form of Incentive Stock Option Agreement for HMN Financial, Inc. 2001 Omnibus Stock	Incorporated by Reference (11)

10.7†	Form of Non-Statutory Stock Option Agreement for HMN Financial, Inc. 2001 Omnibus Stock Plan	Incorporated by Reference (12)

10.8†	Form of Restricted Stock Agreement for HMN Financial, Inc. 2001 Omnibus Stock Plan	Incorporated by Reference (13)

10.9	HMN Financial, Inc. Employee Stock Ownership Plan (as amended through February 26, 2008)	Incorporated by Reference (14)

10.10	Letter Agreement, dated December 23, 2008, including Securities Purchase Agreement—Standard Terms incorporated therein by reference, between HMN Financial, Inc. and the United States Department of the Treasury	Incorporated by Reference (15)

10.11†	Form of Agreement with Senior Executive Officer to Amend Certain Benefit Plans of the Company	Incorporated by Reference (16)

10.12†	Form of Waiver by Senior Executive Officers	Incorporated by Reference (17)

10.13†	HMN Financial, Inc. 2009 Equity Incentive Plan	Incorporated by Reference (18)

10.14†	Form of Restricted Stock Agreement under HMN Financial, Inc. 2009 Equity Incentive Plan	Incorporated by Reference (19)

10.15†	Form of Incentive Stock Option Agreement under HMN Financial, Inc. 2009 Equity Incentive Plan	Incorporated by Reference (20)

10.16†	Form of Non-Statutory Stock Option Agreement under HMN Financial, Inc. 2009 Equity Incentive Plan	Incorporated by Reference (21)

10.17†	Description of Bradley Krehbiel 2010 Incentive Plan	Incorporated by Reference (22)

13	Portions of Annual Report to Security Holders incorporated by reference	Filed Electronically

Exhibit
Number	Exhibit	Filing Status
14	Code of Business Conduct and Ethics	Incorporated by Reference (18)

21	Subsidiaries of Registrant	Filed Electronically

23	Consent of KPMG LLP	Filed Electronically

24	Powers of Attorney	Included with Signatures

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically

32	Section 1350 Certifications	Filed Electronically

99.1	Section 111(b)(4) Certifications of Chief Executive Officer	Filed Electronically

99.2	Section 111(b)(4) Certifications of Chief Financial Officer	Filed Electronically

†	Management contract or compensatory arrangement

1	Incorporated by reference to Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1998 (File No. 0-24100).

2	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 10-Q, as amended, for the period ended September 30, 2008 (File No. 0-24100).

3	Incorporated by reference to the same numbered exhibit to the Company’s Registration Statement on Form S-1 dated April 1, 1994 (File No. 33-77212).

4	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 19, 2008, filed on December 23, 2008 (File No. 0-24100).

5	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 19, 2008, filed on December 23, 2008 (File No. 0-24100).

6	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 27, 2008, filed on June 2, 2008 (File No. 0-24100).

7	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 27, 2008, filed on June 2, 2008 (File No. 0-24100).

8	Incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 1994 (File No. 0-24100).

9	Incorporated by reference to Exhibit 10.1(b) to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1998 (File No. 0-24100).

10	Incorporated by reference to Exhibit B to the Company’s Proxy Statement for its Annual Meeting of Stockholders held on April 24, 2001 (File no. 0-24100).

11	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004 (File No. 0-24100).

12	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004 (File No. 0-24100).

13	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated January 24, 2005, filed on January 28, 2005 (File No. 0-24100).

14	Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2007 (File No. 0-24100).

15	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 19, 2008, filed on December 23, 2008 (File No. 0-24100).

16	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 19, 2008, filed on December 23, 2008 (File No. 0-24100).

17	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 19, 2008, filed on December 23, 2008 (File No. 0-24100).

18	Incorporated by reference to Exhibit A to the Company’s Proxy Statement for its 2009 Annual Meeting of Stockholders held on April 28, 2009 (File No. 0-24100).

19	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated May 6, 2009, filed on May 12, 2009 (File No. 0-24100).

20	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated May 6, 2009, filed on May 12, 2009 (File No. 0-24100).

21	Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K dated May 6, 2009, filed on May 12, 2009 (File No. 0-24100).

22	Incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K dated January 25, 2010, filed on January 28, 2010 (File No. 0-24100).

23	Incorporated by reference to Exhibit 14 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005 (File No. 0-24100).