Form 10-Q
period 2010-03-31
HMN FINANCIAL INC
filed 2010-05-05
CIK 921183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at April 21, 2010

Common stock, $0.01 par value	4,316,359

HMN FINANCIAL, INC.
CONTENTS

PART I – FINANCIAL INFORMATION
Item 1 : Financial Statements
HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31,	December 31,
(Dollars in thousands)	2010	2009
	(unaudited)
Assets
Cash and cash equivalents	$34,301	16,418
Securities available for sale:
Mortgage-backed and related securities (amortized cost $46,676 and $51,840)	48,368	53,559
Other marketable securities (amortized cost $113,744 and $105,723)	113,714	106,043

	162,082	159,602

Loans held for sale	2,386	2,965
Loans receivable, net	774,336	799,256
Accrued interest receivable	3,786	4,024
Real estate, net	12,725	16,257
Federal Home Loan Bank stock, at cost	7,286	7,286
Mortgage servicing rights, net	1,356	1,315
Premises and equipment, net	10,403	10,766
Prepaid expenses and other assets	6,284	6,762
Deferred tax asset, net	13,531	11,590

Total assets	$1,028,476	1,036,241

Liabilities and Stockholders’ Equity
Deposits	$789,792	796,011
Federal Home Loan Bank advances and Federal Reserve borrowings	132,500	132,500
Accrued interest payable	1,747	2,108
Customer escrows	2,112	1,427
Accrued expenses and other liabilities	4,635	4,257

Total liabilities	930,786	936,303

Commitments and contingencies
Stockholders’ equity:
Serial preferred stock ($.01 par value):
Authorized 500,000 shares; issued shares 26,000	23,901	23,785
Common stock ($.01 par value):
Authorized 11,000,000; issued shares 9,128,662	91	91
Additional paid-in capital	56,326	58,576
Retained earnings, subject to certain restrictions	83,943	86,115
Accumulated other comprehensive income, net of tax	1,003	1,230
Unearned employee stock ownership plan shares	(3,529)	(3,577)
Treasury stock, at cost 4,812,303 and 4,965,766 shares	(64,045)	(66,282)

Total stockholders’ equity	97,690	99,938

Total liabilities and stockholders’ equity	$1,028,476	1,036,241

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Loss
(unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2010	2009

Interest income:
Loans receivable	$11,759	13,628
Securities available for sale:
Mortgage-backed and related	535	802
Other marketable	572	946
Cash equivalents	1	0
Other	37	(23)

Total interest income	12,904	15,353

Interest expense:
Deposits	3,421	4,975
Federal Home Loan Bank advances and Federal Reserve borrowings	1,522	1,596

Total interest expense	4,943	6,571

Net interest income	7,961	8,782
Provision for loan losses	6,533	6,569

Net interest income after provision for loan losses	1,428	2,213

Non-interest income:
Fees and service charges	842	1,027
Loan servicing fees	268	252
Gain on sales of loans	314	423
Other	150	131

Total non-interest income	1,574	1,833

Non-interest expense:
Compensation and benefits	3,449	3,849
(Gain) loss on real estate owned	(761)	1,103
Occupancy	1,031	1,092
Deposit insurance	517	330
Data processing	276	279
Other	1,505	1,775

Total non-interest expense	6,017	8,428

Loss before income tax benefit	(3,015)	(4,382)
Income tax benefit	(1,168)	(1,760)

Net loss	(1,847)	(2,622)
Preferred stock dividends and discount	(440)	(429)

Net loss available to common shareholders	(2,287)	(3,051)

Basic loss per common share	$(0.61)	(0.83)

Diluted loss per common share	$(0.61)	(0.83)

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity and Comprehensive Loss
For the Three Month Period Ended March 31, 2010
(unaudited)

						Unearned
						Employee
					Accumulated	Stock		Total
			Additional		Other	Ownership		Stock-
	Preferred	Common	Paid-in	Retained	Comprehensive	Plan	Treasury	Holders’
(Dollars in thousands)	Stock	Stock	Capital	Earnings	Income	Shares	Stock	Equity

Balance, December 31, 2009	$23,785	91	58,576	86,115	1,230	(3,577)	(66,282)	99,938
Net loss				(1,847)				(1,847)
Other comprehensive loss, net of tax:
Net unrealized losses on securities available for sale					(227)			(227)

Total comprehensive loss								(2,074)
Preferred stock discount amortization	116		(116)					0
Stock compensation tax benefits			16					16
Unearned compensation restricted stock awards			(2,237)				2,237	0
Amortization of restricted stock awards			97					97
Preferred stock dividends paid				(325)				(325)
Earned employee stock ownership plan shares			(10)			48		38

Balance, March 31, 2010	$23,901	91	56,326	83,943	1,003	(3,529)	(64,045)	97,690

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2010	2009

Cash flows from operating activities:
Net loss	$(1,847)	(2,622)
Adjustments to reconcile net loss to cash provided by operating activities:
Provision for loan losses	6,533	6,569
Provision for real estate losses	0	1,024
Depreciation	397	488
Amortization of premiums, net	186	122
Amortization of deferred loan fees	(73)	(247)
Amortization of mortgage servicing rights, net	109	155
Capitalized mortgage servicing rights	(150)	(193)
Deferred income tax	(1,792)	0
Gain(loss) on sales of real estate	(761)	79
Gain on sales of loans	(314)	(423)
Proceeds from sale of loans held for sale	16,361	25,088
Disbursements on loans held for sale	(14,348)	(25,987)
Amortization of restricted stock awards	97	76
Amortization of unearned ESOP shares	48	49
Earned employee stock ownership shares priced below original cost	(10)	(17)
Stock option compensation	16	7
Decrease in accrued interest receivable	238	810
Decrease in accrued interest payable	(361)	(1,664)
Decrease (increase) in other assets	440	(140)
Increase in other liabilities	368	3,113
Other, net	1	40

Net cash provided by operating activities	5,138	6,327

Cash flows from investing activities:
Principal collected on securities available for sale	5,168	5,035
Proceeds collected on maturities of securities available for sale	17,000	10,000
Purchases of securities available for sale	(25,072)	0
Proceeds from sales of real estate	5,431	122
Net decrease in loans receivable	16,251	6,838
Purchases of premises and equipment	(34)	(310)

Net cash provided by investing activities	18,744	21,685

Cash flows from financing activities:
Decrease in deposits	(6,359)	(82,322)
Dividends to preferred stockholders	(325)	(188)
Proceeds from borrowings	5,000	592,000
Repayment of borrowings	(5,000)	(542,000)
Increase in customer escrows	685	1,310

Net cash used by financing activities	(5,999)	(31,200)

Increase (decrease) in cash and cash equivalents	17,883	(3,188)
Cash and cash equivalents, beginning of period	16,418	15,729

Cash and cash equivalents, end of period	$34,301	12,541

Supplemental cash flow disclosures:
Cash paid for interest	$5,304	8,235
Cash paid for income taxes	39	33
Supplemental noncash flow disclosures:
Transfer of loans to real estate	1,138	10,420
Loans transferred to loans held for sale	1,072	0
See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
March 31, 2010 and 2009
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
(2) Basis of Preparation
The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of loss, consolidated statement of stockholders’ equity and comprehensive loss and consolidated statements of cash flows in conformity with U.S. generally accepted accounting principles. However, all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The results of operations for the three-month period ended March 31, 2010 is not necessarily indicative of the results which may be expected for the entire year.
Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform with the current period presentation.
(3) New Accounting Standards
In June 2009, the FASB issued SFAS No. 168 (ASU 105), The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles. This Statement establishes the Codification as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. Following this Statement, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standard Updates (ASUs) that will serve only to update the Codification. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and did not have any impact on the Company’s consolidated financial statements except for disclosure changes to the authoritative pronouncement references.
In June 2009, the FASB issued SFAS No. 167 (ASU 810), Amendments to FASB Interpretation No. 46(R). This Statement amends FASB 46(R) to require an enterprise to perform an analysis and ongoing reassessments to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity and amends certain guidance for determining whether an entity is a variable interest entity. It also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 and for all interim reporting periods after that and the adoption of this Statement in 2010 did not have any impact on the Company’s consolidated financial statements as the Company has no interests in any variable interest entities.

In June 2009, the FASB issued SFAS No. 166 (ASU 860), Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140. This Statement amends SFAS 140 and removes the concept of a qualifying special-purpose entity from SFAS 140 and eliminates the exception from applying FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, on qualifying special-purpose entities. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The adoption of this Statement in 2010 did not have any impact on the Company’s consolidated financial statements.
In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements. This ASU requires new investment fair market disclosures in order to increase the transparency in the financial reporting of investments. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this ASU in 2010 did not have a material impact on the Company’s consolidated financial statements.
(4) Derivative Instruments and Hedging Activities
The Company has commitments outstanding to extend credit to future borrowers that had not closed prior to the end of the quarter. The Company intends to sell these commitments, which are referred to as its mortgage pipeline. As commitments to originate or purchase loans enter the mortgage pipeline, the Company generally enters into commitments to sell the mortgage pipeline into the secondary market on a firm commitment or best efforts basis. The commitments to originate, purchase or sell loans on a firm commitment basis are derivatives. As a result of marking to market the mortgage pipeline and the related firm commitments to sell for the period ended March 31, 2010, the Company recorded a decrease in other assets of $14,000, an increase in other liabilities of $11,000 and a loss included in the gain on sales of loans of $25,000.
The current commitments to sell loans held for sale are derivatives that do not qualify for hedge accounting. As a result, these derivatives are marked to market and the related loans held for sale are recorded at the lower of cost or market. The Company recorded a decrease in other assets of $23,000 and an increase in the mark to market adjustment for loans held for sale of $23,000.
(5) Fair Value Measurements
The Company has adopted SFAS No. 157, Fair Value Measurements (ASC 820), which establishes a framework for measuring the fair value of assets and liabilities using a hierarchy system consisting of three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:
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

The following table summarizes the assets of the Company for which fair values are determined on a recurring basis as of March 31, 2010 and March 31, 2009.

	Carrying value at March 31, 2010
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale	$162,082	4,970	157,112	0
Mortgage loan commitments	(64)	0	(64)	0

Total	$162,018	4,970	157,048	0

	Carrying value at March 31, 2009
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale	$159,869	12,285	147,584	0
Mortgage loan commitments	8	0	8	0

Total	$159,877	12,285	147,592	0

There were no transfers between Levels 1, 2, or 3 during the three months ended March 31, 2010.
The Company may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from the application of the lower-of-cost-or-market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis in the first quarter of 2010 that were still held at March 31, 2010, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at March 31, 2010.

					Three months ended
	Carrying value at March 31, 2010				March 31, 2010
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Total Losses
Loans held for sale	$2,386	0	2,386	0	(27)
Mortgage servicing rights	1,356	0	1,356	0	0
Loans (1)	77,998	0	77,998	0	(8,647)
Real estate, net (2)	12,725	0	12,725	0	0

Total	$94,465	0	94,465	0	(8,674)

					Three months ended
					March 31, 2009
	Carrying value at March 31, 2009				Total Gains
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	(Losses)
Loans held for sale	$3,880	0	3,880	0	(42)
Mortgage servicing rights	765	0	765	0	0
Loans (1)	58,559	0	58,559	0	407
Real estate, net (2)	19,753	0	19,753	0	(1,024)

Total	$82,957	0	82,957	0	(659)

(1)	Represents carrying value and related write-downs of loans for which adjustments are based on the appraised value of the collateral. The carrying value of loans fully charged-off is zero.

(2)	Represents the fair value and related losses of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.
(6) Fair Value of Financial Instruments
Generally accepted accounting principles require interim reporting period disclosure about the fair value of financial instruments, including assets, liabilities and off-balance sheet items for which it is practicable to estimate fair value. The fair value estimates are made based upon relevant market information, if available, and upon the characteristics of the financial instruments themselves. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based upon judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. The estimated fair value of the Company’s financial instruments as of March 31, 2010 is shown below.

	March 31,
	2010			2009
	Carrying	Estimated	Contract	Carrying	Estimated	Contract
(Dollars in thousands)	amount	fair value	amount	amount	fair value	amount
Financial assets:
Cash and cash equivalents	$34,301	34,301		12,541	12,541
Securities available for sale	162,082	162,082		159,869	159,869
Loans held for sale	2,386	2,386		3,880	3,904
Loans receivable, net	774,336	778,796		877,309	897,342
Federal Home Loan Bank stock	7,286	7,286		7,286	7,286
Accrued interest receivable	3,786	3,786		4,758	4,758
Financial liabilities:
Deposits	789,792	789,792		798,369	798,369
Federal Home Loan Bank advances	132,500	141,499		132,500	141,791
Federal Reserve line of credit	0	0		60,000	59,999
Accrued interest payable	1,747	1,747		4,643	4,643
Off-balance sheet financial instruments:
Commitments to extend credit	(64)	(64)	138,784	8	8	167,053
Commitments to sell loans	66	66	9,595	(112)	(112)	25,538
(7) Comprehensive Loss
Other comprehensive loss is defined as the change in equity during a period from transactions and other events from nonowner sources. Comprehensive loss is the total of net loss and other comprehensive income (loss), which for the Company is comprised of unrealized gains and losses on securities available for sale. The components of other comprehensive loss and the related tax effects were as follows:

	For the period ended March 31,
	2010			2009
(Dollars in thousands)	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Securities available for sale:
Net unrealized losses arising during the period	$(376)	(149)	(227)	(306)	(162)	(144)

Other comprehensive loss	$(376)	(149)	(227)	(306)	(162)	(144)

(8) Securities Available For Sale
The following table shows the gross unrealized losses and fair value for the securities available for sale portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2010 and March 31, 2009.

	March 31, 2010
	Less than twelve months			Twelve months or more			Total
	# of	Fair	Unrealized	# of	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Investments	Value	Losses	Investments	Value	Losses	Value	Losses
Mortgage backed securities:
FHLMC	1	$1,102	(59)	0	$0	0	$1,102	(59)
Other marketable securities:
FNMA Notes	2	9,984	(50)	0	0	0	9,984	(50)
FHLMC Notes	2	9,984	(27)	0	0	0	9,984	(27)
FHLB Notes	2	10,008	(6)	0	0	0	10,008	(6)
Corporate preferred stock	0	0	0	1	175	(525)	175	(525)

Total temporarily impaired securities	7	$31,078	(142)	1	$175	(525)	$31,253	(667)

	March 31, 2009
	Less than twelve months			Twelve months or more			Total
	# of	Fair	Unrealized	# of	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Investments	Value	Losses	Investments	Value	Losses	Value	Losses
Mortgage backed securities:
FHLMC	0	$0	0	1	$2,782	(63)	$2,782	(63)
FNMA	1	9	0	1	2,128	(5)	2,137	(5)
Other marketable securities:
Corporate preferred stock	1	350	(350)	0	0	0	350	(350)

Total temporarily impaired securities	2	$359	(350)	2	$4,910	(68)	$5,269	(418)

We review our investment portfolio on a quarterly basis for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the market liquidity for the investment, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer, and our intent and ability to hold the investment for a period of time sufficient to recover the temporary loss. The unrealized losses on collateralized mortgage and agency obligations are primarily due to changes in interest rates and were not determined to be other-than-temporary. Mortgage backed securities in the table above had an average life of less than three years and the other marketable securities had an average life of less than one year at March 31, 2010.
The unrealized losses reported for corporate preferred stock at March 31, 2010 related to a single trust preferred security that was issued by the holding company of a small community bank. Typical of most trust preferred issuances, the issuer has the ability to defer interest payments for up to five years with interest payable on the deferred balance. In October 2009, the issuer elected to defer its scheduled interest payments as allowed by the terms of the security agreement. The issuer’s subsidiary bank has incurred operating losses due to increased provisions for loan losses but still meets the regulatory requirements to be considered “well capitalized” based on its most recent regulatory filing. In addition, the owners of the issuing bank appear to have the ability to make additional capital contributions, if needed, to enhance the bank’s capital position. Based on a review of the issuer, it was determined that the trust preferred security was not other-than-temporarily impaired at March 31, 2010. The Company believes it is not probable that they will be required to sell the preferred stock prior to recovery and has the intent and ability to hold it for a period of time sufficient to recover the temporary loss. Management believes that the Company will receive all principal and interest payments contractually due on the security and that the decrease in the market value is primarily due to a lack of liquidity in the market for trust preferred securities and the deferral of interest by the issuer. Management will continue to monitor the credit risk of the issuer and may be required to recognize other-than-temporary impairment charges on this security in future periods.
A summary of securities available for sale at March 31, 2010 is as follows:

		Gross unrealized	Gross unrealized
(Dollars in thousands)	Amortized cost	gains	losses	Fair value

March 31, 2010:
Mortgage-backed securities:
FHLMC	$24,022	877	0	24,899
FNMA	17,747	753	0	18,500
Collateralized mortgage obligations:
FHLMC	4,522	102	(59)	4,565
FNMA	385	19	0	404

	46,676	1,751	(59)	48,368

Other marketable securities:
U.S. Government agency obligations	113,044	578	(83)	113,539
Corporate preferred stock	700	0	(525)	175

	113,744	578	(608)	113,714

	$160,420	2,329	(667)	162,082

The following table indicates amortized cost and estimated fair value of securities available for sale at March 31, 2010 based upon contractual maturity adjusted for scheduled repayments of principal and projected prepayments of principal based upon current economic conditions and interest rates.

	Amortized	Fair
(Dollars in thousands)	cost	value

Due less than one year	$128,506	129,519
Due after one year through five years	27,495	28,522
Due after five years through ten years	3,719	3,866
Due after 10 years	700	175

Total	$160,420	162,082

The allocation of mortgage-backed securities and collateralized mortgage obligations in the table above is based upon the anticipated future cash flow of the securities using estimated mortgage prepayment speeds.
(9) Investment in Mortgage Servicing Rights
A summary of mortgage servicing activity is as follows:

	Three months ended	Twelve months ended	Three months ended
(Dollars in thousands)	March 31, 2010	December 31, 2009	March 31, 2009
Mortgage servicing rights:
Balance, beginning of period	$1,315	728	728
Originations	150	1,143	192
Amortization	(109)	(556)	(155)

Balance, end of period	1,356	1,315	765

Fair value of mortgage servicing rights	$2,357	2,339	2,004

All of the loans being serviced were single family loans under the FNMA mortgage-backed security program or the individual loan sale program. The following is a summary of the risk characteristics of the loans being serviced at March 31, 2010.

		Weighted	Weighted
	Loan	Average	Average
	Principal	Interest	Remaining	Number
(Dollars in thousands)	Balance	Rate	Term	of Loans

Original term 30 year fixed rate	$223,406	5.44%	299	1,943
Original term 15 year fixed rate	98,100	4.95	115	1,571
Adjustable rate	1,254	4.03	303	11
The gross carrying amount of mortgage servicing rights and the associated accumulated amortization at March 31, 2010 is presented in the following table. Amortization expense for mortgage servicing rights was $109,000 and $155,000 for the three months ended March 31, 2010 and 2009, respectively.

	Gross		Unamortized
	Carrying	Accumulated	Intangible
(Dollars in thousands)	Amount	Amortization	Assets
Mortgage servicing rights	$4,216	(2,860)	1,356

Total	$4,216	(2,860)	1,356

The following table indicates the estimated future amortization expense for mortgage servicing rights:

Mortgage
Servicing
(Dollars in thousands)	Rights

Year ending December 31,
2010	$259
2011	270
2012	231
2013	208
2014	176
Thereafter	212

Projections of amortization are based on existing asset balances and the existing interest rate environment as of March 31, 2010. The Company’s actual experience may be significantly different depending upon changes in mortgage interest rates and other market conditions.
(10) Loss per Share
The following table reconciles the weighted average shares outstanding and the income available to common shareholders used for basic and diluted EPS:

	Three months ended March 31,
	2010	2009
Weighted average number of common shares outstanding used in basic earnings per common share calculation	3,736,852	3,675,984
Net dilutive effect of:
Options	0	0
Restricted stock awards	0	0

Weighted average number of shares outstanding adjusted for effect of dilutive securities	3,736,852	3,675,984

Loss available to common shareholders	$(2,287,581)	(3,050,752)
Basic loss per common share	$(0.61)	(0.83)
Diluted loss per common share	$(0.61)	(0.83)
At March 31, 2010 and March 31, 2009 there were 186,145 and 16,114 common share equivalents outstanding, respectively, that are not included in the calculation of diluted earnings per share as they are anti-dilutive.
(11) Regulatory Capital and Regulatory Oversight
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
Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Tier I or Core capital and Risk-based capital (as defined in the regulations) to total assets (as defined). Management believes, as of March 31, 2010, that the Bank meets all capital adequacy requirements to which it is subject.
Management believes that based upon the Bank’s capital calculations at March 31, 2010 and other conditions consistent with the Prompt Corrective Actions Provisions of the OTS regulations, the Bank would be categorized as well capitalized.

On March 31, 2010, the Bank’s tangible assets and adjusted total assets were $1.01 billion and its risk-weighted assets were $792.8 million. The following table presents the Bank’s capital amounts and ratios at March 31, 2010 for actual capital, required capital and excess capital including ratios required to qualify as a well capitalized institution under the Prompt Corrective Actions regulations.

			Required to be
			Adequately				To Be Well Capitalized Under Prompt
	Actual		Capitalized		Excess Capital		Corrective Action Provisions
		Percent of		Percent of Assets		Percent of		Percent of
(Dollars in thousands)	Amount	Assets(1)	Amount	(1)	Amount	Assets(1)	Amount	Assets(1)
Bank stockholder’s equity	$94,650
Less:
Net unrealized gains on certain securities available for sale	1,315
Disallowed servicing and tax assets	13,666

Tier I or core capital	79,669
Tier I capital to adjusted total assets		7.88%	$40,458	4.00%	$39,211	3.88%	$50,573	5.00%
Tier I capital to risk-weighted assets		10.05%	$31,712	4.00%	$47,957	6.05%	$47,568	6.00%
Plus:
Allowable allowance for loan losses	9,910

Risk-based capital	$89,579		$63,424		$26,155		$79,280

Risk-based capital to risk- weighted assets		11.30%		8.00%		3.30%		10.00%

(1)	Based upon the Bank’s adjusted total assets for the purpose of the tangible and core capital ratios and risk-weighted assets for the purpose of the risk-based capital ratio.
The Bank has an informal written agreement with the OTS that became effective December 9, 2009 and primarily relates to the Bank’s financial performance and credit quality issues. In accordance with the agreement, the Bank has submitted a three year business and capital plan and the OTS has notified the Bank that it does not object to the plan. The Bank is to operate within the parameters of the business and capital plan and is required to monitor and submit periodic reports on its compliance with the plan. The Bank’s operating results for the first quarter of 2010 varied from the plan primarily in that the provision for loan losses recognized in the quarter exceeded the amount included in the business and capital plan. The agreement also requires the Bank to develop plans and take actions to address non-performing assets and watch-list credits. As of March 31, 2010, actual non-performing assets exceeded the amounts reflected in the Bank’s plan submitted to the OTS primarily because more loans were classified as non-performing and fewer non-performing loans were transferred to real estate owned during the first quarter of 2010 than originally anticipated.
HMN also has entered into an informal written agreement with the OTS that became effective December 9, 2009. In accordance with the agreement, the Company submitted a three year capital plan and the OTS has requested additional information regarding the capital plan. The OTS may make comments upon, and require revisions to, the capital plan. The Company is to operate within the parameters of the final capital plan and is required to monitor and submit periodic reports on its compliance with the plan. The Company’s operating results for the first quarter of 2010 varied from the preliminary plan primarily in that the provision for loan losses recognized in the quarter exceeded the amount included in the capital plan. Under the agreement, without the consent of the OTS, the Company may not incur or issue any debt, guarantee the debt of any entity, declare or pay any cash dividends or repurchase any of the Company’s capital stock.
(12) Commitments and Contingencies
The Bank issued standby letters of credit which guarantee the performance of customers to third parties. The standby letters of credit issued and available at March 31, 2010 were approximately $3.6 million, expire over the next two years, and are collateralized primarily with commercial real estate mortgages. Since the conditions under which the Bank is required to fund the standby letters of credit may not materialize, the cash requirements are expected to be less than the total outstanding commitments.

(13) Business Segments
The Bank has been identified as a reportable operating segment in accordance with the provisions of ASC 280. SFC and HMN did not meet the quantitative thresholds for determining reportable segments and therefore are included in the “Other” category.
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

	Home Federal			Consolidated
(Dollars in thousands)	Savings Bank	Other	Eliminations	Total
At or for the quarter ended March 31, 2010:
Interest income — external customers	$12,904	0	0	12,904
Non-interest income — external customers	1,582	0	0	1,582
Loss on limited partnerships	(8)	0	0	(8)
Intersegment interest income	0	1	(1)	0
Intersegment non-interest income	43	(1,672)	1,629	0
Interest expense	4,944	0	(1)	4,943
Amortization of mortgage servicing rights, net.	109	0	0	109
Other non-interest expense	5,748	203	(43)	5,908
Income tax benefit	(1,143)	(25)	0	(1,168)
Net loss	(1,670)	(1,849)	1,672	(1,847)
Total assets	1,027,274	98,203	(97,001)	1,028,476
At or for the quarter ended March 31, 2009:
Interest income — external customers	$15,353	0	0	15,353
Non-interest income — external customers	1,837	1	0	1,838
Loss on limited partnerships	(5)	0	0	(5)
Intersegment interest income	0	4	(4)	0
Intersegment non-interest income	44	(2,457)	2,413	0
Interest expense	6,575	0	(4)	6,571
Amortization of mortgage servicing rights, net.	155	0	0	155
Other non-interest expense	8,118	199	(44)	8,273
Income tax benefit	(1,732)	(28)	0	(1,760)
Net loss	(2,456)	(2,623)	2,457	(2,622)
Total assets	1,112,271	109,981	(108,893)	1,113,359

HMN FINANCIAL, INC.
Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking Information
This quarterly report and other reports filed by the Company with the Securities and Exchange Commission may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are often identified by such forward-looking terminology as “expect,” “intent,” “look,” “believe,” “anticipate,” “estimate,” “project,” “seek,” “may,” “will,” “would,” “could,” “should,” “trend,” “target,” and “goal” or similar statements or variations of such terms and include, but are not limited to, those relating to the adequacy of the allowance for loan losses, the adequacy of available liquidity to the Bank, the future outlook for the Company, the Company’s ability to realize the benefit of deferred tax assets, whether the Company will receive all principal and interest payments contractually due on trust preferred securities and whether the Company continues to hold such securities, future expectations regarding dividends, renewals of certificates of deposit and the ability of the Bank to replace deposits that do not renew, the amount of deposits that will be withdrawn from checking and money market accounts and how the withdrawn deposits will be replaced, the projected changes in net interest income based on rate shocks, the range that interest rates may fluctuate over the next twelve months, the net market risk of interest rate shocks and the Company’s compliance with regulatory standards. A number of factors could cause actual results to differ materially from the Company’s assumptions and expectations. These include, but are not limited to, the adequacy and marketability of real estate securing loans to borrowers; possible legislative and regulatory changes; adverse economic, business and competitive developments such as shrinking interest margins; reduced collateral values; deposit outflows; reduced demand for financial services and loan products; changes in accounting policies and guidelines, or monetary and fiscal policies of the federal government or tax laws; international economic developments, changes in credit or other risks posed by the Company’s loan and investment portfolios; technological, computer-related or operational difficulties; adverse changes in securities markets and the availability of, and terms associated with obtaining, additional capital if and when needed; results of litigation; the Company’s participation in the U.S. Treasury Department’s Capital Purchase Program; or other significant uncertainties. Additional factors that may cause actual results to differ from the Company’s assumptions and expectations include those set forth in the Company’s most recent filing on Form 10-K and this Form 10-Q with the Securities and Exchange Commission. All forward-looking statements are qualified by, and should be considered in conjunction with, such cautionary statements. For additional discussion of the risks and uncertainties applicable to the Company, see the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and Part II, Item 1A of this quarterly report on Form 10-Q.
General
The earnings of the Company are primarily dependent on the Bank’s net interest income, which is the difference between interest earned on loans and investments, and the interest paid on interest-bearing liabilities such as deposits, Federal Home Loan Bank (FHLB) advances, and Federal Reserve Bank (FRB) borrowings. The difference between the average rate of interest earned on assets and the average rate paid on liabilities is the “interest rate spread”. Net interest income is produced when interest-earning assets equal or exceed interest-bearing liabilities and there is a positive interest rate spread. Net interest income and net interest rate spread are affected by changes in interest rates, the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. The Company’s net income is also affected by the generation of non-interest income, which consists primarily of gains or losses from the sale of securities, gains from the sale of loans, fees for servicing mortgage loans, and the generation of fees and service charges on deposit accounts. The Bank incurs expenses in addition to interest expense in the form of salaries and benefits, occupancy expenses, provisions for loan losses and amortization of mortgage servicing assets. Over the past several years, the Company has increased the emphasis on commercial and commercial real estate loans, which has increased the credit risk inherent in the loan portfolio. While HMN did not originate or hold subprime mortgages in its loan portfolio, purchase investments backed by subprime mortgages, or incur any write downs directly related to subprime mortgages, subprime credit issues indirectly impacted the Company by making it more difficult for some borrowers with marginal credit to qualify for a mortgage because most of the non-traditional mortgage products were eliminated by the banks and mortgage companies that were previously offering them. This decrease in available credit reduced the demand for single family homes as there were fewer qualified buyers in the marketplace. The decrease in demand for housing and building lots affected our level of loan charge offs and the risk ratings on many of our residential development loans. Consequently, our provision for loan losses significantly increased relative to periods before the current economic slowdown. The increase in the provision was due primarily to commercial loan charge offs and risk rating downgrades caused by continued weak demand for housing and building and general economic weakness in our markets. In addition, our losses on loans and other real estate owned increased due to the declining value of the real estate.
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
Critical Accounting Policies
Critical accounting policies are those policies that the Company’s management believes are the most important to understanding the Company’s financial condition and operating results. The Company has identified the following policies as being critical because they require difficult, subjective, and/or complex judgments that are inherently uncertain. Therefore, actual financial results could differ significantly depending upon the estimates, assumptions and other factors used.
Allowance for Loan Losses and Related Provision
The allowance for loan losses is based on periodic analysis of the loan portfolio. In this analysis, management considers factors including, but not limited to, specific occurrences of loan impairment, changes in the size of the portfolios, national and regional economic conditions such as unemployment data, loan portfolio composition, loan delinquencies, local construction permits, development plans, local economic growth rates, historical experience and observations made by the Company’s ongoing internal audit and regulatory exam processes. Loans are charged off to the extent they are deemed to be uncollectible. The Company has established separate components of its overall methodology to determine the adequacy of the loan loss allowance for its homogeneous single-family and consumer loan portfolios and its non-homogeneous loan portfolios. The determination of the allowance on the homogeneous single-family and consumer loan portfolios is calculated on a pooled basis with individual determination of the allowance of all non-performing loans. The determination of the allowance for the non-homogeneous commercial, commercial real estate, and multi-family loan portfolios involves assigning standardized risk ratings and loss factors that are periodically reviewed. The loss factors are estimated based on the Company’s own loss experience and are assigned to all loans without identified credit weaknesses. For each non-performing loan, the Company also performs an individual analysis of impairment that is based on the expected cash flows or the value of the assets collateralizing the loans and establishes any necessary specific reserves. The determination of the allowance on the homogeneous single-family and consumer loan portfolios is calculated on a pooled basis with individual determination of the allowance for all non-performing loans.
The adequacy of the allowance for loan losses is dependent upon management’s estimates of variables affecting valuation, appraisals of collateral, evaluations of performance and status, and the amounts and timing of future cash flows expected to be received on impaired loans. Such estimates, appraisals, evaluations and cash flows may be subject to frequent adjustments due to changing economic prospects of borrowers or properties. The estimates are reviewed periodically and adjustments, if any, are recorded in the provision for loan losses in the periods in which the adjustments become known. Because of the size of some loans, changes in estimates can have a significant impact on the loan loss provision. The allowance is allocated to individual loan categories based upon the relative risk characteristics of the loan portfolios and the actual loss experience. The Company increases its allowance for loan losses by charging the provision for loan losses against income. The methodology for establishing the allowance for loan losses takes into consideration probable losses that have been identified in connection with specific loans as well as probable losses in the loan portfolio for which specific reserves are not required. Although management believes that based on current conditions the allowance for loan losses is maintained at an adequate amount to provide for probable loan losses inherent in the portfolio as of the balance sheet date, future conditions may differ substantially from those anticipated in determining the allowance for loan losses and adjustments may be required in the future.

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
The Company maintains significant net deferred tax assets for deductible temporary differences, the largest of which relates to the allowance for loan losses. For income tax purposes, only net charge-offs are deductible, not the provision for loan losses. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that the deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies and assessments of the current and future economic and business conditions. The Company considers both positive and negative evidence regarding the ultimate realizabilty of deferred tax assets. Positive evidence includes the ability to implement tax planning strategies to accelerate taxable income recognition and the probability that taxable income will be generated in future periods. Negative evidence includes the Company’s cumulative loss in the prior three year period and the general business and economic trends. At March 31, 2010, the Company did not record a valuation allowance relating to deferred tax assets. This determination was based largely on the Company’s ability to implement tax planning strategies to accelerate taxable income and its ability to generate future taxable income. The Company believes, based on its internal earnings projections, that it will generate sufficient future taxable income that will result in the realization of the Company’s deferred tax assets. This positive evidence was sufficient to overcome the negative evidence of a cumulative loss in the most recent three year period. The recent cumulative loss includes event-specific charges in the form of significant loan loss provisions that have been realized in the past two years, including one specific $12.0 million provision and related charge-offs in 2008 due to the apparently fraudulent activities related to the collateral of one loan, and a $3.8 million non-cash goodwill impairment charge recorded in 2008. Without these event-specific charges, the most recent three year period would not reflect a cumulative loss. It is possible that future conditions may differ substantially from those anticipated in determining the need for a valuation allowance on deferred tax assets and adjustments may be required in the future.
Under current interpretations of the applicable accounting rules, an evaluation is performed each quarter to determine the need for a valuation allowance on the deferred tax asset amount and a valuation allowance may be required if the net income/loss for that period results in a three year cumulative loss, excluding the event-specific charges noted above. The applicable accounting rules would also require that a valuation allowance be established against the entire amount of the net deferred tax asset, which was $13.5 million as of March 31, 2010, since the Company does not currently have the ability to carry back losses to prior periods. If a valuation allowance is required, it will have a limited impact on regulatory capital as the majority of the deferred tax asset amount is already excluded from the current risk based capital calculation.
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

Net Loss
The net loss for the first quarter of 2010 was $1.8 million, an improvement of $0.8 million compared to a net loss of $2.6 million for the first quarter of 2009. Net loss available to common shareholders was $2.3 million for the first quarter of 2010, an improvement of $0.8 million, or 25.0%, from the net loss available to common shareholders of $3.1 million for the first quarter of 2009. Diluted loss per common share for the first quarter of 2010 was $0.61, an improvement of $0.22 from diluted loss per common share of $0.83 for the first quarter of 2009. The decrease in the net loss between the periods was due primarily to a $1.9 million improvement in the gains/losses recognized on the sale of real estate owned which was partially offset by an $821,000 decrease in net interest income. The decrease in net interest income was primarily the result of a decrease in interest-earning assets between the periods.
Net Interest Income
Net interest income was $8.0 million for the first quarter of 2010, a decrease of $0.8 million, or 9.3%, compared to $8.8 million for the first quarter of 2009. Interest income was $12.9 million for the first quarter of 2010, a decrease of $2.5 million, or 16.0%, from $15.4 million for the first quarter of 2009. Interest income decreased between the periods primarily because of a $104 million decrease in average interest-earning assets between the periods. Average interest earning assets decreased between the periods primarily because of a decrease in the commercial loan portfolio, which occurred because of declining loan demand and the Company’s focus on improving credit quality, managing interest rate risk and improving capital ratios. Interest income was also adversely affected by the increase in non-performing assets between the periods. The average yield earned on interest-earning assets was 5.36% for the first quarter of 2010, a decrease of 40 basis points from the 5.76% average yield for the first quarter of 2009.
Interest expense was $4.9 million for the first quarter of 2010, a decrease of $1.7 million, or 24.8%, compared to $6.6 million for the first quarter of 2009. Interest expense decreased primarily because of the lower interest rates paid on money market accounts and certificates of deposits. The decreased rates were the result of the 400 basis point decrease in the federal funds rate that occurred in 2008. Decreases in the federal funds rate, which is the rate that banks charge other banks for short term loans, generally have a lagging effect and decrease the rates banks pay for deposits. The lagging effect of deposit rate changes is primarily due to the Bank’s deposits that are in the form of certificates of deposits, which do not re-price immediately when the federal funds rate changes. Interest expense also decreased because of an $89 million decrease in the average interest-bearing liabilities between the periods. The decrease in average interest-bearing liabilities is primarily the result of a decrease in the outstanding borrowings and brokered certificates of deposits between the periods. The decrease in borrowings and brokered deposits between the periods was the result of using the proceeds from loan principal payments to fund maturing borrowings and brokered deposits. The average interest rate paid on interest-bearing liabilities was 2.17% for the first quarter of 2010, a decrease of 46 basis points from the 2.63% average interest rate paid in the first quarter of 2009.
Net interest margin (net interest income divided by average interest earning assets) for the first quarter of 2010 was 3.31%, an increase of 1 basis point, compared to 3.30% for the first quarter of 2009.

A summary of the Company’ net interest margin for the three month period ended March 31, 2010 and March 31, 2009 is as follows:

	For the three month period ended
	March 31, 2010			March 31, 2009
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Securities available for sale	$159,759	1,107	2.81%	$165,387	1,748	4.29%
Loans held for sale	1,785	21	4.77	3,305	41	5.03
Mortgage loans, net	143,667	2,097	5.92	160,762	2,358	5.95
Commercial loans, net	564,322	8,453	6.07	648,210	9,958	6.23
Consumer loans, net	80,991	1,188	5.95	85,407	1,271	6.04
Cash equivalents	18,591	1	0.02	10,468	1	0.04
Federal Home Loan Bank stock	7,286	37	2.06	7,286	(23)	(1.28)

Total interest-earning assets	976,401	12,904	5.36	1,080,825	15,354	5.76

Interest-bearing liabilities and noninterest bearing deposits:
NOW accounts	98,474	22	0.09	112,143	40	0.14
Savings accounts	31,821	10	0.13	29,236	9	0.12
Money market accounts	136,800	392	1.16	95,983	356	1.50
Certificates	243,180	1,476	2.46	260,170	2,101	3.28
Brokered deposits	199,257	1,521	3.10	255,210	2,469	3.92
Federal Home Loan Bank advances	132,611	1,522	4.65	192,967	1,596	3.35

Total interest-bearing liabilities	842,143			945,709
Noninterest checking	79,635			65,537
Other noninterest bearing escrow deposits	1,836			1,306

Total interest-bearing liabilities and noninterest bearing deposits	$923,614	4,943	2.17	$1,012,552	6,571	2.63

Net interest income		$7,961			$8,783

Net interest rate spread			3.19%			3.13%

Net interest margin			3.31%			3.30%

Provision for Loan Losses
The provision for loan losses was $6.5 million for the first quarter of 2010, a decrease of $0.1 million, or 0.5%, compared to $6.6 million for the first quarter of 2009. The provision for loan losses remained elevated in the first quarter of 2010 primarily because of $2.5 million in additional reserves established on two commercial real estate loans as a result of decreases in the estimated value of the underlying collateral supporting the loans, $1.4 million in additional reserves established on other loans due to risk rating downgrades, $1.6 million in additional reserves established on a commercial loan due to the borrower filing bankruptcy, and a $1.1 million increase in the general reserves required for other performing loans as a result of a loan portfolio analysis.
A rollforward of the Company’s allowance for loan losses for the quarters ended March 31, 2010 and 2009 is summarized as follows:

(Dollars in thousands)	2010	2009

Balance at January 1,	$23,811	$21,257
Provision	6,533	6,569
Charge offs:
One-to-four family	(51)	0
Consumer	(306)	(694)
Commercial business	(61)	(184)
Commercial real estate	(660)	(9,461)
Recoveries	18	7

Balance at March 31,	$29,284	$17,494

General allowance	12,080	10,002
Specific allowance	17,204	7,492

	$29,284	$17,494

Non-Interest Income
Non-interest income was $1.6 million for the first quarter of 2010, a decrease of $259,000, or 14.1%, from $1.8 million for the first quarter of 2009. Fees and service charges decreased $185,000 between the periods primarily because of a decrease in late fees and overdraft charges. Gain on sales of loans decreased $109,000 between the periods due to a decrease in the gains recognized on the sale of single family loans because of a decrease in loan originations and sales. Other non-interest income increased $19,000 between the periods primarily because of increased rental income on other real estate owned. Loan servicing fees increased $16,000 between the periods primarily because of an increase in the number of single family loans that are being serviced for others.
Non-Interest Expense
Non-interest expense was $6.0 million for the first quarter of 2010, a decrease of $2.4 million, or 28.6%, from $8.4 million for the first quarter of 2009. The gain/loss on real estate owned improved by $1.9 million between the periods due primarily to a $1.0 million gain realized on the sale of an elderly care facility in the first quarter of 2010. Compensation expense decreased $400,000 between the periods primarily because of costs associated with the employment agreement of a former executive officer that were expensed in the first quarter of 2009. Other expenses decreased $270,000 between the periods due primarily to decreases in legal fees and payment processing costs. Occupancy expense decreased $61,000 due primarily to decreased depreciation expense on furniture and equipment. Deposit insurance costs increased $187,000 due to an increase in insurance rates between the periods.
Income Tax Benefit
Income tax benefit decreased $592,000 between the periods due to a decrease in the taxable loss and an effective tax rate that decreased from 40.2% for the first quarter of 2009 to 38.7% for the first quarter of 2010. The decrease in the effective tax rate is primarily due to the impact of tax exempt income.
Non-Performing Assets
The following table summarizes the amounts and categories of non-performing assets in the Bank’s portfolio and loan delinquency information as March 31, 2010 and December 31, 2009.

	March 31,	December 31,
(Dollars in thousands)	2010	2009

Non-Accruing Loans:
One-to-four family real estate	$2,194	$2,132
Commercial real estate	43,596	37,122
Consumer	3,499	4,086
Commercial business	28,709	17,787

Total	77,998	61,127

Foreclosed and Repossessed Assets:
One-to-four family real estate	1,396	1,011
Consumer	4	5
Commercial real estate	11,328	15,246

Total non-performing assets	$90,726	$77,389

Total as a percentage of total assets	8.83%	7.47%

Total non-performing loans	$77,998	$61,127

Total as a percentage of total loans receivable, net	10.07%	7.65%

Allowance for loan loss to non-performing loans	37.54%	38.95%

Delinquency Data:
Delinquencies (1)
30+ days	$7,083	$11,140
90+ days	0	0
Delinquencies as a percentage of
Loan and lease portfolio (1)
30+ days	0.90%	1.37%
90+ days	0.00%	0.00%

(1)	Excludes non-accrual loans.
Total non-performing assets were $90.7 million at March 31, 2010, an increase of $13.3 million, or 17.2%, from $77.4 million at December 31, 2009. Non-performing loans increased $16.9 million and foreclosed and repossessed assets decreased $3.6 million during the first quarter of 2010. The increase in non-performing loans is primarily due to a $6.4 million office building loan, a $5.0 million loan to another financial institution, $1.7 million in loans to a leasing operation, a $1.5 million loan to a real estate developer and a $0.9 million residential development loan that became non-performing during the quarter. The non-performing loan and foreclosed and repossessed asset activity for the first quarter of 2010 was as follows:

(Dollars in thousands)

Non-performing loans		Foreclosed and repossessed assets
January 1, 2010	$61,127	January 1, 2010	$16,262
Classified as non-performing	19,907	Transferred from non-performing loans	770
Charge offs	(1,079)	Other foreclosures/repossessions	389
Principal payments received	(958)	Real estate sold	(5,442)
Classified as accruing	(229)	Net gain on sale of assets	767
Transferred to real estate owned	(770)	Write downs	(18)

March 31, 2010	$77,998	March 31, 2010	$12,728

     The following table summarizes the number and types of commercial real estate loans (the largest category of non-performing loans) that were non-performing at March 31, 2010 and December 31, 2009.

		Principal Amount of		Principal Amount of
		Loans at		Loans at
(Dollars in thousands)		March 31,		December 31,
Property Type	# of relationships	2010	# of relationships	2009
Residential developments	8	$12,914	7	$12,030
Single family homes	2	3,088	2	3,088
Hotel	1	4,999	1	4,999
Alternative fuel plants	2	12,889	2	12,834
Shopping centers/retail	2	1,121	2	1,136
Restaurants/bar	3	2,258	4	2,436
Office building	1	6,327	1	599

	19	$43,596	19	$37,122

     The following table summarizes the number and industry of commercial business loans that were non-performing at March 31, 2010 and December 31, 2009.

		Principal Amount of		Principal Amount of
		Loans at		Loans at
(Dollars in thousands)		March 31,		December 31,
Industry	# of relationships	2010	# of relationships	2009
Construction/development	8	$5,836	5	$4,094
Finance	4	10,461	2	8,764
Alternative fuels	1	791	1	756
Retail	1	2,504	1	32
Banking	2	8,233	1	3,248
Entertainment	1	883	1	893

	17	$28,709	11	$17,787

At March 31, 2010 and December 31, 2009, impaired loans were $78.0 million and $61.1 million, respectively, for which the related allowance for loan losses was $17.2 million and $12.1 million, respectively. Impaired loans for which no specific allowance has been recorded because management determined that the collateral was sufficient to repay the loan totaled $14.9 million and $17.0 million at March 31, 2010 and December 31, 2009.
In addition to the non-performing assets in the prior table of all non-performing assets, as of March 31, 2010, the Bank held 26 loans for which the interest rates were modified in troubled debt restructurings in the first quarter of 2010. The principal balances of the loans that were modified totaled $10.0 million and related to a variety of commercial real estate loans and a home equity loan. The loans were not classified as non-performing as it is anticipated that the borrowers will be able to make all of the required principal and interest payments under the modified terms of the loans. The Bank has no outstanding commitments to lend additional funds to these borrowers.
Dividends
The declaration of dividends on common stock is subject to, among other things, the Company’s financial condition and results of operations, the Bank’s compliance with its regulatory capital requirements including risk based capital requirements, limitations imposed through the Company’s participation in the U.S. Treasury’s Capital Purchase Program, tax considerations, industry standards, economic conditions, regulatory restrictions, general business practices, and other factors. The Bank’s capital position at March 31, 2010 remained above the levels required for the Bank to be considered a well-capitalized financial institution by regulatory standards. The payment of dividends is dependent upon the Company having adequate cash or other assets that can be converted to cash to pay dividends to its stockholders. The Company suspended the payment of quarterly cash dividends to common stockholders in the fourth quarter of 2008 due to the net operating loss experienced and the challenging economic environment. It is not anticipated that dividends on common stock will be paid over the next 12 months because of our desire to preserve capital. In addition, under the terms of the informal written agreement that the Company entered into with the Office of Thrift Supervision (OTS), effective December 9, 2009, the Company may not declare or pay any cash dividends, or repurchase or redeem any capital stock, without prior notice to, and consent of, the OTS. The Company is restricted from repurchasing common stock because of the stock repurchase restriction imposed by its participation in the U.S. Treasury’s Capital Purchase Program. The Company currently anticipates making quarterly preferred dividend payments of $325,000 on the preferred stock issued to the Treasury for the first five years the preferred stock is outstanding and $585,000 each quarter after that if the shares are not redeemed.
Liquidity and Capital Resources
For the quarter ended March 31, 2010, the net cash provided by operating activities was $5.1 million. The Company collected $22.2 million in principal repayments and maturities on securities during the quarter. It purchased $25.1 million of investment securities, received $5.4 million in proceeds from the sale of real estate, and received $16.3 million related to a decrease in net loans receivable. The Company had a net decrease in deposit balances of $6.4 million during the quarter, paid $0.3 million in dividends to preferred stockholders, and received $0.7 million in customer escrows. It also received $5.0 million in borrowing proceeds and paid off borrowings of $5.0 million.
The decrease in deposit balances was primarily related to a $29 million decrease in brokered deposits that were partially offset by the $24.6 million increase in transaction accounts during the quarter.
The Company has certificates of deposits with outstanding balances of $264.4 million that come due over the next 12 months, of which $95.9 million were obtained from brokers. Based upon past experience, management anticipates that the majority of the deposits will renew for another term. The Company believes that deposits which do not renew will be replaced with deposits from other customers or brokers. FHLB advances, Federal Reserve borrowings, or proceeds from the sale of securities could also be used to replace unanticipated outflows of deposits.
The Company has deposits of $78.9 million in checking and money market accounts with customers that have individual balances greater than $5.0 million. These funds may be withdrawn at any time, however, management does not anticipate that these deposits will be withdrawn from the Bank over the next twelve months. If these deposits were to be withdrawn, the Company believes they would be replaced with deposits from other customers or brokers. FHLB advances, Federal Reserve borrowings or proceeds from the sale of securities could also be used to replace unanticipated outflows of large checking and money market deposits.
The Company has one $10.0 million advance with the FHLB that matures during the next twelve months. The Company has $77.5 million of FHLB advances that mature beyond March 31, 2011 that have call features that can be exercised by the FHLB during the next twelve months. If the call features are exercised, the Company has the option of requesting any advance otherwise available to it pursuant to the credit policy of the FHLB.
The Company has entered into an informal written agreement with the OTS that became effective December 9, 2009. In accordance with the agreement, the Company submitted a three year capital plan and the OTS has requested additional information regarding the capital plan. The OTS may make comments upon, and require revisions to, the capital plan. The Company is to operate within the parameters of the final capital plan and is required to monitor and submit periodic reports on its compliance with the plan. The Company’s operating results for the first quarter of 2010 varied from the preliminary plan primarily in that the provision for loan losses recognized in the quarter exceeded the amount included in the capital plan. Under the agreement, without the consent of the OTS, the Company may not incur or issue any debt, guarantee the debt of any entity, declare or pay any cash dividends or repurchase any of the Company’s capital stock.

The primary source of cash for HMN is dividends from the Bank and the Bank is restricted from paying dividends to the Company without obtaining prior regulatory approval. At March 31, 2010, HMN had $2.4 million in cash and other assets that could readily be turned into cash. The primary use of cash by HMN is the payment of dividends on outstanding shares of preferred stock issued to the United States Treasury under the Treasury’s Capital Purchase Program. The amount of the dividend on the preferred stock accumulates at the rate of $325,000 per quarter through February 14, 2014 and $585,000 per quarter thereafter, if the shares of preferred stock are not redeemed. If the accumulated dividends on the preferred stock have not been paid for an aggregate of six quarterly dividend periods or more, whether or not consecutive, the number of directors of the Company automatically will be increased by two, and the holders of the preferred shares (currently the United States Treasury) will have the right to elect two directors to fill the newly created directorships.
HMN also serves as a source of capital, liquidity and financial support to the Bank. Based on the operating performance of the Bank or other capital demands, HMN may need to raise additional capital. If HMN raises capital through the issuance of additional shares of common stock or other equity securities, it would dilute the ownership interests of existing stockholders and may dilute the per share book value of the Company’s common stock. New investors may also have rights, preferences and privileges senior to the Company’s current stockholders, which may adversely impact the Company’s current stockholders. HMN’s ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside of the Company’s control, and on the Company’s financial performance. Accordingly, HMN may not be able to raise additional capital, if needed, on favorable economic, or other terms acceptable to the Company. If HMN cannot raise additional capital when needed, the Company’s ability to maintain or expand its operations, the Company’s ability to operate without additional regulatory or other restrictions, and its operating results, could be materially adversely affected.
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
The following table discloses the projected changes in market value to the Company’s interest-earning assets and interest-bearing liabilities based upon incremental 100 basis point changes in interest rates from interest rates in effect on March 31, 2010.

Other than trading portfolio
(Dollars in thousands)	Market Value
Basis point change in interest rates	-100	0	+100	+200

Total market risk sensitive assets	$1,009,437	997,573	983,489	968,597
Total market risk sensitive liabilities	923,338	909,260	896,586	882,936
Off-balance sheet financial instruments	48	0	342	616

Net market risk	$86,051	88,313	86,561	85,045

Percentage change from current market value	(2.56)%	0.00%	(1.98)%	(3.70)%

The preceding table was prepared utilizing the following assumptions (the Model Assumptions) regarding prepayment and decay ratios which were determined by management based upon their review of historical prepayment speeds and future prepayment projections. Fixed rate loans were assumed to prepay at annual rates of between 5% to 70%, depending on the note rate and the period to maturity. Adjustable rate mortgages (ARMs) were assumed to prepay at annual rates of between 11% and 33%, depending on the note rate and the period to maturity. Growing Equity Mortgage (GEM) loans were assumed to prepay at annual rates of between 7% and 44% depending on the note rate and the period to maturity. Mortgage-backed securities and Collateralized Mortgage Obligations (CMOs) were projected to have prepayments based upon the underlying collateral securing the instrument and the related cash flow priority of the CMO tranche owned. Certificate accounts were assumed not to be withdrawn until maturity. Passbook accounts were assumed to decay at an annual rate of 21% and money market accounts were assumed to decay at an annual rate of 23%. Retail non-interest checking accounts were assumed to decay at an annual rate of 23% and retail NOW accounts were assumed to decay at an annual rate of 18%. Commercial NOW accounts and MMDA accounts were assumed to decay at annual rates of 18% and 23%, respectively. FHLB advances were projected to be called at the first call date where the projected interest rate on similar remaining term advances exceeded the interest rate on the callable advance.
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
Asset/Liability Management
The Company’s management reviews the impact that changing interest rates will have on its net interest income projected for the twelve months following March 31, 2010 to determine if its current level of interest rate risk is acceptable. The following table projects the estimated annual impact on net interest income of immediate interest rate changes called rate shocks.

	Rate Shock	Projected
	in Basis	Change in Net	Percentage
(Dollars in thousands)	Points	Interest Income	Change
	+200	$2,067	6.50%
	+100	1,261	3.97
	0	0	0.00
	-100	(1,934)	(6.08)

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
In February 2007, the Minnesota Department of Revenue assessed a deficiency of $2.2 million against the Company’s 2002 through 2004 Minnesota state tax payments. The deficiency related to the tax treatment of the inter-company dividends paid to the Bank by a former subsidiary of the Company. In the second quarter of 2009, the Minnesota state tax court upheld the deficiency assessment. As a result of the Minnesota state tax court decision, the Company recorded a $1.0 million increase in net income taxes in 2009 after considering federal income tax deductions and previously recorded contingency accruals. The Company also recorded $461,000 of related interest expense in other operating expenses during the second quarter of 2009. The Company has appealed the Minnesota state tax court decision to the Minnesota Supreme Court but has fully provided for the amounts that would be due based on the tax court ruling.
ITEM 1A. Risk Factors.
We may be required to raise additional capital in the future, but that capital may not be available when it is needed.
We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. Based on operating performance or other capital demands, we may at some point need to raise additional capital. If we raise capital through the issuance of additional shares of our common stock or other equity securities, it would dilute the ownership interests of existing stockholders and may dilute the per share book value of our common stock. New investors may also have rights, preferences and privileges senior to our current stockholders which may adversely impact our current stockholders.
Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside of our control, and on our financial performance. Accordingly, we may not be able to raise additional capital, if needed, on favorable economic terms, or other terms acceptable to us. If we cannot raise additional capital when needed, our ability to maintain or expand our operations, our ability to operate without additional regulatory or other restrictions, and our operating results, could be materially adversely affected.
If we incur additional losses, we may be required to write down or write off our deferred tax assets.
We maintain significant net deferred tax assets for deductible temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. The largest of these relates to the allowance for loan losses. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that the deferred tax asset will not be realized. At March 31, 2010, we did not record a valuation allowance relating to deferred tax assets. This determination was based largely on our ability to implement tax planning strategies to accelerate taxable income and our ability to generate future taxable income. It is possible that future conditions may differ substantially from those anticipated in determining the need for a valuation allowance on deferred tax assets and adjustments may be required in the future, including the near-term future. Under current interpretations of the applicable accounting rules, an evaluation will be performed each quarter to determine the need for a valuation allowance on the deferred tax asset amount and a valuation allowance may be required if the net income/loss for that period results in a three year cumulative loss, excluding certain event-specific charges. The applicable accounting rules would also require that a reserve be established against the entire amount of the net deferred tax asset, which was $13.5 million as of March 31, 2010, since we do not currently have the ability to carry back losses to prior periods. If we are required to provide a valuation allowance for our deferred tax assets it would materially adversely affect our operating results.
See Part I, Item 1.A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for additional risk factors.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) and (b) Not applicable
(c) Information Regarding Share Repurchases

	(a) Total			(c) Total Number of	(d) Maximum Number
	Number of			Shares Purchased as Part	of Shares that May Yet
	Shares	(b) Average Price		of Publicly Announced	Be Purchased Under the Plans
Period	Purchased	Paid per Share		Plans or Programs	or Programs (1)

January 1 through January 31, 2010	0	$	N/A	0	0
February 1 through February 28, 2010	0		N/A	0	0
March 1 through March 31, 2010	0		N/A	0	0

Total	0	$	N/A	0

(1)	On July 22, 2008 the Board of Directors authorized the repurchase of up to 300,000 shares of the Company’s common stock. This program expired on January 26, 2010.
ITEM 3. Defaults Upon Senior Securities.
Not applicable.
ITEM 4. [Removed and Reserved]
ITEM 5. Other Information.
None.
ITEM 6. Exhibits.
Incorporated by reference to the index to exhibits included with this report immediately following the signature page.

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HMN FINANCIAL, INC. Registrant

Date: May 5, 2010	/s/ Bradley Krehbiel
Bradley Krehbiel,
Principal Executive Officer (Duly Authorized Representative)

Date: May 5, 2010	/s/ Jon Eberle
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