Form 10-Q
period 2010-06-30
HMN FINANCIAL INC
filed 2010-08-02
CIK 921183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at July 21, 2010

Common stock, $0.01 par value	4,310,399

HMN FINANCIAL, INC.

Part I — FINANCIAL INFORMATION
Item 1: Financial Statements
HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30,	December 31,
(Dollars in thousands)	2010	2009
	(unaudited)
Assets
Cash and cash equivalents	$24,704	16,418
Securities available for sale:
Mortgage-backed and related securities (amortized cost $42,045 and $51,840)	43,867	53,559
Other marketable securities (amortized cost $112,796 and $105,723)	112,925	106,043

	156,792	159,602

Loans held for sale	2,940	2,965
Loans receivable, net	744,629	799,256
Accrued interest receivable	4,306	4,024
Real estate, net	11,621	16,257
Federal Home Loan Bank stock, at cost	7,189	7,286
Mortgage servicing rights, net	1,429	1,315
Premises and equipment, net	9,993	10,766
Prepaid expenses and other assets	11,640	6,762
Deferred tax asset, net	0	11,590

Total assets	$975,243	1,036,241

Liabilities and Stockholders’ Equity
Deposits	$746,448	796,011
Federal Home Loan Bank advances and Federal Reserve borrowings	132,500	132,500
Accrued interest payable	1,448	2,108
Customer escrows	1,170	1,427
Accrued expenses and other liabilities	3,823	4,257

Total liabilities	885,389	936,303

Commitments and contingencies
Stockholders’ equity:
Serial preferred stock ($.01 par value): authorized 500,000 shares; issued shares 26,000	24,020	23,785
Common stock ($.01 par value): authorized 11,000,000; issued shares 9,128,662	91	91
Additional paid-in capital	56,484	58,576
Retained earnings, subject to certain restrictions	75,786	86,115
Accumulated other comprehensive income	1,177	1,230
Unearned employee stock ownership plan shares	(3,481)	(3,577)
Treasury stock, at cost 4,818,263 and 4,883,378 shares	(64,223)	(66,282)

Total stockholders’ equity	89,854	99,938

Total liabilities and stockholders’ equity	$975,243	1,036,241

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Loss
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2010	2009	2010	2009

Interest income:
Loans receivable	$11,461	13,208	23,220	26,836
Securities available for sale:
Mortgage-backed and related	479	726	1,014	1,528
Other marketable	591	836	1,163	1,782
Cash equivalents	1	0	2	1
Other	37	18	74	(5)

Total interest income	12,569	14,788	25,473	30,142

Interest expense:
Deposits	3,038	4,729	6,459	9,704
Federal Home Loan Bank advances and Federal Reserve borrowings	1,542	1,573	3,064	3,169

Total interest expense	4,580	6,302	9,523	12,873

Net interest income	7,989	8,486	15,950	17,269
Provision for loan losses	4,360	13,304	10,893	19,873

Net interest income (loss) after provision for loan losses	3,629	(4,818)	5,057	(2,604)

Non-interest income:
Fees and service charges	920	1,010	1,762	2,037
Mortgage servicing fees	274	256	542	508
Securities gains, net	0	5	0	5
Gains on sales of loans	467	942	781	1,365
Other	120	73	270	204

Total non-interest income	1,781	2,286	3,355	4,119

Non-interest expense:
Compensation and benefits	3,411	3,284	6,860	7,133
Loss (gain) on real estate owned	33	3,066	(728)	4,169
Occupancy	1,035	1,009	2,066	2,101
Deposit insurance	519	826	1,036	1,156
Data processing	298	311	574	590
Other	1,034	2,107	2,539	3,882

Total non-interest expense	6,330	10,603	12,347	19,031

Loss before income tax expense (benefit)	(920)	(13,135)	(3,935)	(17,516)
Income tax expense (benefit)	6,912	(3,931)	5,744	(5,690)

Net loss	(7,832)	(9,204)	(9,679)	(11,826)
Preferred stock dividends and discount	448	439	888	868

Net loss available to common shareholders	$(8,280)	(9,643)	(10,567)	(12,694)

Basic loss per common share	$(2.20)	(2.62)	(2.82)	(3.45)

Diluted loss per common share	$(2.20)	(2.62)	(2.82)	(3.45)

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity and Comprehensive Loss
For the Six-Month Period Ended June 30, 2010
(unaudited)

						Unearned
						Employee
					Accumulated	Stock		Total
			Additional		Other	Ownership		Stock-
	Preferred	Common	Paid-in	Retained	Comprehensive	Plan	Treasury	Holders’
(Dollars in thousands)	Stock	Stock	Capital	Earnings	Income	Shares	Stock	Equity

Balance, December 31, 2009	$23,785	91	58,576	86,115	1,230	(3,577)	(66,282)	99,938
Net loss				(9,679)				(9,679)
Other comprehensive loss, net of tax:
Net unrealized losses on securities available for sale					(53)			(53)

Total comprehensive loss								(9,732)
Preferred stock discount amortization	235		(235)					0
Stock compensation tax benefits			31					31
Unearned compensation restricted stock awards			(2,237)				2,237	0
Restricted stock awards forfeited			178				(178)	0
Amortization of restricted stock awards			190					190
Preferred stock dividends paid				(650)				(650)
Earned employee stock ownership plan shares			(19)			96		77

Balance, June 30, 2010	$24,020	91	56,484	75,786	1,177	(3,481)	(64,223)	89,854

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,
(Dollars in thousands)	2010	2009
Cash flows from operating activities:
Net loss	$(9,679)	(11,826)
Adjustments to reconcile net loss to cash provided by operating activities:
Provision for loan losses	10,893	19,873
Provision for real estate losses	0	4,141
Depreciation	837	954
Amortization of premiums, net	324	236
Amortization of deferred loan fees	(114)	(670)
Amortization of mortgage servicing rights, net	219	310
Capitalized mortgage servicing rights	(333)	(722)
Deferred income tax	11,625	0
Securities gains, net	0	(5)
(Gain) loss on sales of real estate	(728)	28
Gains on sales of loans	(781)	(1,365)
Proceeds from sale of loans held for sale	39,782	76,683
Disbursements on loans held for sale	(35,981)	(77,080)
Amortization of restricted stock awards	190	165
Amortization of unearned ESOP shares	96	97
Earned employee stock ownership shares priced below original cost	(19)	(29)
Stock option compensation	31	13
(Increase) decrease in accrued interest receivable	(282)	832
Decrease in accrued interest payable	(660)	(1,746)
Increase in other assets	(4,926)	(2,834)
(Decrease) increase in accrued expenses and other liabilities	(482)	2,473
Other, net	3	60

Net cash provided by operating activities	10,015	9,588

Cash flows from investing activities:
Proceeds from sales of securities available for sale	0	2,141
Principal collected on securities available for sale	9,803	11,500
Proceeds collected on maturities of securities available for sale	63,000	30,000
Purchases of securities available for sale	(70,149)	(4,985)
Purchase of Federal Home Loan Bank Stock	(874)	0
Redemption of Federal Home Loan Bank Stock	971	0
Proceeds from sales of real estate	13,616	266
Net decrease in loans receivable	32,695	33,801
Purchases of premises and equipment	(64)	(849)

Net cash provided by investing activities	48,998	71,874

Cash flows from financing activities:
Decrease in deposits	(49,820)	(70,897)
Dividends to preferred stockholders	(650)	(513)
Proceeds from borrowings	5,000	945,500
Repayment of borrowings	(5,000)	(955,500)
(Decrease) increase in customer escrows	(257)	377

Net cash used by financing activities	(50,727)	(81,033)

Increase in cash and cash equivalents	8,286	429
Cash and cash equivalents, beginning of period	16,418	15,729

Cash and cash equivalents, end of period	$24,704	16,158

Supplemental cash flow disclosures:
Cash paid for interest	$10,182	14,619
Cash paid for income taxes	39	33
Supplemental noncash flow disclosures:
Transfer of loans to real estate	8,254	10,591
Loans transferred to loans held for sale	2,899	724
See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
June 30, 2010 and 2009
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
(2) Basis of Preparation
The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of loss, consolidated statement of stockholders’ equity and comprehensive loss and consolidated statements of cash flows in conformity with U.S. generally accepted accounting principles. However, all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The consolidated statement of loss for the six-month period ended June 30, 2010 is not necessarily indicative of the results which may be expected for the entire year.
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
On July 21, 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable. Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. This ASU is effective for interim and annual reporting periods after December 15, 2010 and the related disclosures will be included in the Company’s notes to the consolidated financial statements beginning in the fourth quarter of 2010.
(4) Derivative Instruments and Hedging Activities
The Company has commitments outstanding to extend credit to future borrowers that have not closed prior to the end of the quarter. The Company intends to sell these commitments, which are referred to as its mortgage pipeline. As commitments to originate loans enter the mortgage pipeline, the Company generally enters into commitments to sell the mortgage pipeline into the secondary market on a firm commitment or best efforts basis. The commitments to originate, purchase or sell loans on a firm commitment basis are derivatives. As a result of marking to market the mortgage pipeline and the related firm commitments to sell for the period ended June 30, 2010, the Company recorded an increase in other assets of $1,865, an increase in other liabilities of $2,000 and a gain included in the gains on sales of loans of $3,865.
The current commitments to sell loans held for sale are derivatives that do not qualify for hedge accounting. As a result, these derivatives are marked to market and the related loans held for sale are recorded at the lower of cost or market. The Company recorded an increase in the mark-to-market adjustment for loans held for sale of $50,232, a decrease in other assets of $50,232, an increase in other liabilities of $49,465 and a loss included in the gain on sales of loans of $49,465.
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
The following table summarizes the assets and liabilities of the Company for which fair values are determined on a recurring basis as of June 30, 2010 and December 31, 2009.

	Carrying value at June 30, 2010
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale	$156,792	4,136	152,656	0
Mortgage loan commitments	(50)	0	(50)	0

Total	$156,742	4,136	152,606	0

	Carrying value at December 31, 2009
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale	$159,602	6,222	153,380	0
Mortgage loan commitments	(53)	0	(53)	0

Total	$159,549	6,222	153,327	0

There were no transfers between Levels 1, 2, or 3 during the three or six month periods ended June 30, 2010.
The Company may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from the application of the lower-of-cost-or-market accounting or write-downs of individual assets.
For assets measured at fair value on a nonrecurring basis in the second quarter of 2010 that were still held at June 30, 2010, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at June 30, 2010 and December 31, 2009

	Carrying value at June 30, 2010
					Three months	Six months ended
					ended	June 30, 2010
					June 30, 2010	Total gains
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Total gains	(losses)
Loans held for sale	$2,940	0	2,940	0	76	49
Mortgage servicing rights	1,429	0	1,429	0	0	0
Loans (1)	59,523	0	59,523	0	760	(7,587)

Real estate, net (2)	11,621	0	11,621	0	1,078	(2,675)

Total	$75,513	0	75,513	0	1,914	(10,213)

	Carrying value at December 31, 2009
					Year ended
					December 31,
					2009
					Total gains
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	(losses)
Loans held for sale	$2,965	0	2,965	0	(50)
Mortgage servicing rights	1,315	0	1,315	0	0
Loans (1)	61,127	0	61,127	0	(6,493)

Real estate, net (2)	16,257	0	16,257	0	(3,873)

Total	$81,664	0	81,664	0	(10,416)

(1)	Represents the carrying value and related specific reserves on loans for which adjustments are based on the appraised value of the collateral. The carrying value of loans fully charged-off is zero.

(2)	Represents the fair value and related losses of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.
(6) Fair Value of Financial Instruments
Generally accepted accounting principles require interim reporting period disclosure about the fair value of financial instruments, including assets, liabilities and off-balance sheet items for which it is practicable to estimate fair value. The fair value estimates are made based upon relevant market information, if available, and upon the characteristics of the financial instruments themselves. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based upon judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. The fair value of the loan portfolio does not incorporate the exit-price concept of fair value prescribed by ASC 820, Fair Value Measurements and Disclosures. The estimated fair value of the Company’s financial instruments as of June 30, 2010 and December 31, 2009 are shown below.

	June 30, 2010
	Carrying	Estimated	Contract
(Dollars in thousands)	amount	fair value	amount
Financial assets:
Cash and cash equivalents	$24,704	24,704
Securities available for sale	156,792	156,792
Loans held for sale	2,940	2,940
Loans receivable, net	744,629	754,833
Federal Home Loan Bank stock	7,189	7,189
Accrued interest receivable	4,306	4,306
Financial liabilities:
Deposits	746,448	746,448
Federal Home Loan Bank advances	132,500	140,578
Accrued interest payable	1,448	1,448
Off-balance sheet financial instruments:
Commitments to extend credit	54	54	122,626
Commitments to sell loans	(100)	(100)	9,386

	December 31, 2009
	Carrying	Estimated	Contract
(Dollars in thousands)	amount	fair value	amount
Financial assets:
Cash and cash equivalents	$16,418	16,418
Securities available for sale	159,602	159,602
Loans held for sale	2,965	2,965
Loans receivable, net	799,256	799,849
Federal Home Loan Bank stock	7,286	7,286
Accrued interest receivable	4,024	4,024
Financial liabilities:
Deposits	796,011	796,011
Federal Home Loan Bank advances	132,500	141,791
Accrued interest payable	2,108	2,108
Off-balance sheet financial instruments:
Commitments to extend credit	103	103	133,343
Commitments to sell loans	(53)	(53)	6,278
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

	For the three months ended June 30,
	2010			2009
(Dollars in thousands)	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax

Securities available for sale:
Gross unrealized gains (losses) arising during the period	$289	115	174	(440)	(175)	(265)
Less reclassification of net gains included in net income	0	0	0	5	2	3

Net unrealized gains (losses) arising during the period	289	115	174	(445)	(177)	(268)

Other comprehensive income (loss)	$289	115	174	(445)	(177)	(268)

	For the six months ended June 30,
	2010			2009
(Dollars in thousands)	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax

Securities available for sale:
Net unrealized losses arising during the period	$(88)	(35)	(53)	(746)	(337)	(409)
Less reclassification of net gains included in net loss	0	0	0	5	2	3

Net unrealized losses arising during the period	(88)	(35)	(53)	(751)	(339)	(412)

Other comprehensive loss	$(88)	(35)	(53)	(751)	(339)	(412)

(8) Securities Available For Sale
The following table shows the gross unrealized losses and fair value for the securities available for sale portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2010 and December 31, 2009.

June 30, 2010
	Less than twelve months			Twelve months or more			Total
	# of	Fair	Unrealized	# of	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Investments	Value	Losses	Investments	Value	Losses	Value	Losses
Collateralized mortgage obligations:
FHLMC	1	$1,016	(8)	0	$0	0	$1,016	(8)
Other marketable securities:
Corporate preferred stock	0	0	0	1	175	(525)	175	(525)

Total temporarily impaired securities	1	$1,016	(8)	1	$175	(525)	$1,191	(533)

December 31, 2009
	Less than twelve months			Twelve months or more			Total
	# of	Fair	Unrealized	# of	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Investments	Value	Losses	Investments	Value	Losses	Value	Losses
Collateralized mortgage Obligations:
FHLMC	1	$1,248	(159)	0	$0	0	$1,248	(159)
Other marketable securities:
U.S. Government agency Obligations	6	30,000	(36)	0	0	0	30,000	(36)
Corporate preferred stock	0	0	0	1	175	(525)	175	(525)

Total temporarily impaired Securities	7	$31,248	(195)	1	$175	(525)	$31,423	(720)

We review our investment portfolio on a quarterly basis for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the market liquidity for the investment, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer, and our intent and ability to hold the investment for a period of time sufficient to recover the temporary loss. The unrealized losses on agency mortgage obligations are primarily due to changes in interest rates and were not determined to be other-than-temporary. Mortgage backed securities in the table above had an average life of less than three years at June 30, 2010.
The unrealized losses reported for corporate preferred stock at June 30, 2010 related to a single trust preferred security that was issued by the holding company of a small community bank. Typical of most trust preferred issuances, the issuer has the ability to defer interest payments for up to five years with interest payable on the deferred balance. In October 2009, the issuer elected to defer its scheduled interest payments as allowed by the terms of the security agreement. The issuer’s subsidiary bank has incurred operating losses due to increased provisions for loan losses but still meets the regulatory requirements to be considered “well capitalized” based on its most recent regulatory filing. In addition, the owners of the issuing bank appear to have the ability to make additional capital contributions, if needed, to enhance the bank’s capital position. Based on a review of the issuer, it was determined that the trust preferred security was not other-than-temporarily impaired at June 30, 2010. The Company does not intend to sell the preferred stock and has the intent and ability to hold it for a period of time sufficient to recover the temporary loss. Management believes that the Company will receive all principal and interest payments contractually due on the security and that the decrease in the market value is primarily due to a lack of liquidity in the market for trust preferred securities and the deferral of interest by the issuer. Management will continue to monitor the credit risk of the issuer and may be required to recognize other-than-temporary impairment charges on this security in future periods.
A summary of securities available for sale at June 30, 2010 is as follows:

		Gross unrealized	Gross unrealized
(Dollars in thousands)	Amortized cost	gains	losses	Fair value

June 30, 2010:
Mortgage-backed securities:
FHLMC	$21,913	953	0	22,866
FNMA	16,090	775	0	16,865
Collateralized mortgage obligations:
FHLMC	3,658	85	(8)	3,735
FNMA	384	17	0	401

	42,045	1,830	(8)	43,867

Other marketable securities:
U.S. Government agency obligations	112,096	654	0	112,750
Corporate preferred stock	700	0	(525)	175

	112,796	654	(525)	112,925

	$154,841	2,484	(533)	156,792

The following table indicates amortized cost and estimated fair value of securities available for sale at June 30, 2010 based upon contractual maturity adjusted for scheduled repayments of principal and projected prepayments of principal based upon current economic conditions and interest rates.

	Amortized	Fair
(Dollars in thousands)	cost	Value

Due less than one year	$120,925	122,125
Due after one year through five years	30,003	31,132
Due after five years through ten years	3,213	3,360
Due after ten years	700	175

Total	$154,841	156,792

The allocation of mortgage-backed securities and collateralized mortgage obligations in the table above is based upon the anticipated future cash flow of the securities using estimated mortgage prepayment speeds.
(9) Investment in Mortgage Servicing Rights
A summary of mortgage servicing activity is as follows:

	Six Months ended	Twelve Months ended	Six Months ended
(Dollars in thousands)	June 30, 2010	December 31, 2009	June 30, 2009
Mortgage servicing rights:
Balance, beginning of period	$1,315	728	728
Originations	333	1,143	722
Amortization	(219)	(556)	(310)

Balance, end of period	$1,429	1,315	1,140

Fair value of mortgage servicing rights	$2,331	2,339	2,036

All of the loans being serviced are single family loans serviced for the Federal National Mortgage Association (FNMA) under the mortgage-backed security program or the individual loan sale program. The following is a summary of the risk characteristics of the loans being serviced at June 30, 2010.

		Weighted	Weighted
	Loan Principal	Average	Average	Number of
(Dollars in thousands)	Balance	Interest Rate	Remaining Term	Loans
Original term 30 year fixed rate	$226,890	5.41%	299	1,957
Original term 15 year fixed rate	97,360	4.90%	117	1,547
Adjustable rate	828	3.39%	274	10
The gross carrying amount of mortgage servicing rights and the associated accumulated amortization at June 30, 2010 is presented in the table below. Amortization expense for mortgage servicing rights was $219,000 and $310,000 respectively, for the six month periods ended June 30, 2010 and 2009.

	Gross	Accumulated	Unamortized
(Dollars in thousands)	Carrying Amount	Amortization	Intangible Assets

Mortgage servicing rights	$4,281	(2,852)	1,429

Total	$4,281	(2,852)	1,429

The following table indicates the estimated future amortization expense for mortgage servicing rights:

Mortgage
(Dollars in thousands)	Servicing Rights

Year ended December 31,
2010	$179
2011	297
2012	258
2013	236
2014	204
Thereafter	255
Projections of amortization are based on existing asset balances and the existing interest rate environment as of June 30, 2010. The Company’s actual experiences may be significantly different depending upon changes in mortgage interest rates and other market conditions.
(10) Loss per Share
The following table reconciles the weighted average shares outstanding and the loss available to common shareholders used for basic and diluted loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2010	2009	2010	2009
Weighted average number of common shares outstanding used in basic loss per common share calculation	3,757	3,685	3,747	3,681
Net dilutive effect of:
Options	0	0	0	0
Restricted stock awards	0	0	0	0

Weighted average number of shares outstanding adjusted for effect of dilutive securities	3,757	3,685	3,747	3,681

Loss available to common shareholders	$(8,280)	(9,643)	(10,567)	(12,694)
Basic loss per common share	$(2.20)	(2.62)	(2.82)	(3.45)
Diluted loss per common share	$(2.20)	(2.62)	(2.82)	(3.45)
At June 30, 2010 and June 30, 2009, there were 240,807 and 47,272 common share equivalents outstanding, respectively, that are not included in the calculation of diluted earnings per share as they are anti-dilutive.
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
Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Tier I or Core capital and Risk-based capital (as defined in the regulations) to total assets (as defined). Management believes, as of June 30, 2010, that the Bank meets all capital adequacy requirements to which it is subject.
Management believes that based upon the Bank’s capital calculations at June 30, 2010 and other conditions consistent with the Prompt Corrective Actions Provisions of the OTS regulations, the Bank would be categorized as well capitalized.
On June 30, 2010, the Bank’s tangible assets and adjusted total assets were $972.0 million and its risk-weighted assets were $761.1 million. The following table presents the Bank’s capital amounts and ratios at June 30, 2010 for actual capital, required capital and excess capital, including ratios in order to qualify as being well capitalized under the Prompt Corrective Actions regulations.

			Required to be				To Be Well Capitalized
			Adequately				Under Prompt Corrective
	Actual		Capitalized		Excess Capital		Actions Provisions
		Percent of		Percent of		Percent of		Percent of
(Dollars in thousands)	Amount	Assets(1)	Amount	Assets (1)	Amount	Assets(1)	Amount	Assets(1)
Bank stockholder’s equity	$87,388
Less:
Net unrealized gains on certain securities available for sale	(2,264)

	85,124

Tier I or core capital
Tier I capital to adjusted total assets		8.76%	$38,881	4.00%	$46,243	4.76%	$48,601	5.00%
Tier I capital to risk-weighted assets		11.18%	$30,446	4.00%	$54,678	7.18%	$45,669	6.00%
Plus:
Allowable allowance for loan losses	9,514

Risk-based capital	$94,638		$60,892		$33,746		$76,115

Risk-based capital to risk-weighted assets		12.43%		8.00%		4.43%		10.00%

(1)	Based upon the Bank’s adjusted total assets for the purpose of the tangible and core capital ratios and risk-weighted assets for the purpose of the risk-based capital ratio.
The Bank has an informal written agreement with the OTS that became effective December 9, 2009 and primarily relates to the Bank’s financial performance and credit quality issues. In accordance with the agreement, the Bank has submitted a three year business and capital plan and the OTS has notified the Bank that it does not object to the plan. The Bank is to operate within the parameters of the business and capital plan and is required to monitor and submit periodic reports on its compliance with the plan. The Bank’s operating results for the first six months of 2010 varied from the plan primarily in that the provision for loan losses recognized and the deferred tax valuation allowance amounts exceeded the amounts included in the business and capital plan. The agreement also requires the Bank to develop plans and take actions to address non-performing assets and watch-list credits. As of June 30, 2010, actual non-performing assets were less than the amounts reflected in the Bank’s plan submitted to the OTS. Management believes that as of June 30, 2010 that the Bank is in compliance with the requirements of its agreement with the OTS.
HMN also has entered into an informal written agreement with the OTS that became effective December 9, 2009. In accordance with the agreement, the Company submitted a three year capital plan to the OTS. The OTS may make comments upon, and require revisions to, the capital plan. The Company is to operate within the parameters of the final capital plan and is required to monitor and submit periodic reports on its compliance with the plan. The Company’s operating results for the first six months of 2010 varied from the plan primarily in that the provision for loan losses recognized and the deferred tax valuation allowance amounts exceeded the amount included in the capital plan. Under the agreement, without the consent of the OTS, the Company may not incur or issue any debt, guarantee the debt of any entity, declare or pay any cash dividends or repurchase any of the Company’s capital stock. Management believes that as of June 30, 2010 that the Company is in compliance with the requirements of its agreement with the OTS.
(12) Income Taxes
At June 30, 2010, the Company established a valuation allowance of $8.5 million offsetting the full amount of our net deferred tax assets as of that date. This determination was based primarily upon the existence of a three year cumulative loss. The three year cumulative loss position is primarily attributable to significant provisions for loan losses incurred during the three years ending June 30, 2010. Although the Company’s current financial forecasts indicate sufficient taxable income will be generated in the future to ultimately realize the existing deferred tax benefits, those forecasts were not considered sufficient positive evidence to overcome the observable negative evidence associated with the three year cumulative loss position determined at June 30, 2010. The creation of the valuation allowance, although it increased tax expense for the quarter ended June 30, 2010 and similarly reduced tangible book value, does not have an effect on the Company’s cash flows, and may be recoverable in subsequent periods if the Company realizes certain sustained future taxable income that eliminates the three year cumulative loss. The $8.5 million increase in income tax expense as a result of the deferred tax valuation allowance that was recorded in the second quarter of 2010 was partially offset by a $1.2 million tax benefit recorded as a result of a favorable Minnesota Supreme Court tax ruling during the quarter, which reversed the unfavorable tax court ruling from 2009.
(13) Commitments and Contingencies
The Bank issued standby letters of credit which guarantee the performance of customers to third parties. The standby letters of credit issued and available at June 30, 2010 were approximately $3.0 million, expire over the next two years, and are collateralized primarily with commercial real estate mortgages. Since the conditions under which the Bank is required to fund the standby letters of credit may not materialize, the cash requirements are expected to be less than the total outstanding commitments.
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

	Home Federal
(Dollars in thousands)	Savings Bank	Other	Eliminations	Consolidated Total
At or for the six months ended June 30, 2010:
Interest income — external customers	$25,473	0	0	25,473
Non-interest income — external customers	3,370	0	0	3,370
Loss on limited partnerships	(15)	0	0	(15)
Intersegment interest income	0	2	(2)	0
Intersegment non-interest income	87	(9,111)	9,024	0
Interest expense	9,525	0	(2)	9,523
Amortization of mortgage servicing rights, net	219	0	0	219
Other non-interest expense	11,812	403	(87)	12,128
Income tax expense	5,573	171	0	5,744
Net loss	(9,107)	(9,683)	9,111	(9,679)
Total assets	974,247	90,402	(89,406)	975,243

At or for the six months ended June 30, 2009:
Interest income — external customers	$30,142	0	0	30,142
Non-interest income — external customers	3,980	1	0	3,981
Loss on limited partnerships	(38)	0	0	(38)
Intersegment interest income	0	8	(8)	0
Intersegment non-interest income	87	(11,502)	11,415	0
Interest expense	12,881	0	(8)	12,873
Amortization of mortgage servicing rights, net	310	0	0	310
Other non-interest expense	18,243	389	(87)	18,545
Income tax benefit	(5,638)	(52)	0	(5,690)
Net loss	(11,498)	(11,830)	11,502	(11,826)
Total assets	1,052,598	100,280	(99,260)	1,053,618

At or for the quarter ended June 30, 2010:
Interest income — external customers	$12,569	0	0	12,569
Non-interest income — external customers	1,788	0	0	1,788
Loss on limited partnerships	(7)	0	0	(7)
Intersegment interest income	0	1	(1)	0
Intersegment non-interest income	44	(7,439)	7,395	0
Interest expense	4,581	0	(1)	4,580
Amortization of mortgage servicing rights, net	110	0	0	110
Other non-interest expense	6,064	200	(44)	6,220
Income tax expense	6,716	196	0	6,912
Net loss	(7,437)	(7,834)	7,439	(7,832)
Total assets	974,247	90,402	(89,406)	975,243

At or for the quarter ended June 30, 2009:
Interest income — external customers	$14,788	0	0	14,788
Non-interest income — external customers	2,229	0	0	2,229
Loss on limited partnerships	(33)	0	0	(33)
Intersegment interest income	0	4	(4)	0
Intersegment non-interest income	43	(9,045)	9,002	0
Interest expense	6,306	0	(4)	6,302
Amortization of mortgage servicing rights, net	155	0	0	155
Other non-interest expense	10,211	190	(43)	10,358
Income tax benefit	(3,907)	(24)	0	(3,931)
Net loss	(9,042)	(9,207)	9,045	(9,204)
Total assets	1,052,598	100,280	(99,260)	1,053,618

Item 2:
HMN FINANCIAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking Information
This quarterly report and other reports filed by the Company with the Securities and Exchange Commission may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are often identified by such forward-looking terminology as “expect,” “intent,” “look,” “believe,” “anticipate,” “estimate,” “project,” “forecast”, “seek,” “may,” “will,” “would,” “could,” “should,” “trend,” “target,” and “goal” or similar statements or variations of such terms and include, but are not limited to, those relating to the adequacy of the allowance for loan losses, the adequacy of available liquidity to the Bank, the future outlook for the Company, whether the Company will receive all principal and interest payments contractually due on trust preferred securities and whether the Company continues to hold such securities, future expectations regarding dividends, renewals of certificates of deposit and the ability of the Bank to replace deposits that do not renew, the amount of deposits that will be withdrawn from checking and money market accounts and how the withdrawn deposits will be replaced, the projected changes in net interest income based on rate shocks, the range that interest rates may fluctuate over the next twelve months, the net market risk of interest rate shocks and the Company’s compliance with regulatory standards. A number of factors could cause actual results to differ materially from the Company’s assumptions and expectations. These include, but are not limited to, the adequacy and marketability of real estate securing loans to borrowers; possible legislative and regulatory changes, including related to the Dodd-Frank Wall Street Reform and Consumer Protection Act; compliance of the Company and the Bank with the informal agreements with the OTS, including operating in accordance with a capital plan; adverse economic, business and competitive developments such as shrinking interest margins; reduced collateral values; deposit outflows; reduced demand for financial services and loan products; changes in accounting policies and guidelines, or monetary and fiscal policies of the federal government or tax laws; international economic developments, changes in credit or other risks posed by the Company’s loan and investment portfolios; technological, computer-related or operational difficulties; adverse changes in securities markets and the availability of, and terms associated with obtaining, additional capital if and when needed; results of litigation; the Company’s participation in the U.S. Treasury Department’s Capital Purchase Program; or other significant uncertainties. Additional factors that may cause actual results to differ from the Company’s assumptions and expectations include those set forth in the Company’s most recent filing on Form 10-K and this Form 10-Q with the Securities and Exchange Commission. All forward-looking statements are qualified by, and should be considered in conjunction with, such cautionary statements. For additional discussion of the risks and uncertainties applicable to the Company, see the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and Part II, Item 1A of this quarterly report on Form 10-Q.
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
The Company has historically maintained significant net deferred tax assets for deductible temporary differences, the largest of which relates to the allowance for loan losses. For income tax return purposes, only net charge-offs are deductible, not the provision for loan losses. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that the deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of the current and future economic and business conditions. The Company considers both positive and negative evidence regarding the ultimate realizabilty of deferred tax assets. Positive evidence includes the ability to implement tax planning strategies to accelerate taxable income recognition and the probability that taxable income will be generated in future periods. Negative evidence includes the Company’s cumulative loss in the prior three year period and the general business and economic trends. At June 30, 2010, the Company established a valuation allowance of $8.5 million offsetting the full amount of our net deferred tax assets as of that date. This determination was based primarily upon the existence of a three year cumulative loss. The three year cumulative loss position is primarily attributable to significant provisions for loan losses incurred during the three years ending June 30, 2010. Although the Company’s current financial forecasts indicate sufficient taxable income will be generated in the future to ultimately realize the existing deferred tax benefits, those forecasts were not considered sufficient positive evidence to overcome the observable negative evidence associated with the three year cumulative loss position determined at June 30, 2010. The creation of the valuation allowance, although it increased tax expense for the quarter ended June 30, 2010 and similarly reduced tangible book value, does not have an effect on the Company’s cash flows, and may be recoverable in subsequent periods if the Company realizes certain sustained future taxable income that eliminates the three year cumulative loss. Since the amount of the net deferred tax assets available as regulatory capital was already restricted by regulation, the deferred tax valuation allowance had no effect on the Bank’s regulatory capital. It is possible that future conditions may differ substantially from those anticipated in determining the need for a valuation allowance on deferred tax assets and adjustments may be required in the future.
ASC 740, formerly FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (ASC 740) requires the use of estimates and management’s best judgment to determine the amounts and probabilities of all of the possible outcomes that could be realized upon the ultimate settlement of a tax position using the facts, circumstances, and information available. The application of ASC 740 requires significant judgment in arriving at the amount of tax benefits to be recognized in the financial statements for a given tax position. It is possible that the tax benefits realized upon the ultimate resolution of a tax position may result in tax benefits that are significantly different from those estimated.
Net Loss
Net loss for the second quarter of 2010 was $7.8 million, an improvement of $1.4 million, or 14.9%, compared to a net loss of $9.2 million for the second quarter of 2009. Net loss available to common shareholders was $8.3 million for the second quarter of 2010, an improvement of $1.3 million, or 14.1%, from the net loss available to common shareholders of $9.6 million for the second quarter of 2009. Diluted loss per common share for the second quarter of 2010 was $2.20, a decreased loss of $0.42, or 16.0%, from diluted loss per common share of $2.62 for the second quarter of 2009. The decrease in the net loss for the quarter was primarily due to an $8.9 million decrease in the provision for loan losses on commercial and commercial real estate loans, $3.0 million decrease in losses on other real estate owned, and $1.1 million decrease in other expenses when compared to the same period of 2009. These decreases in expenses were partially offset by a $10.8 million increase in the provision for income taxes between the periods. The increase in income tax expense was due primarily to an $8.5 million deferred tax asset valuation reserve that was established during the second quarter of 2010 that was partially offset by a $1.2 million tax benefit recorded as a result of a favorable Minnesota Supreme Court tax ruling during the quarter, which reversed the unfavorable tax court ruling from 2009.
Net loss was $9.7 million for the six month period ended June 30, 2010, an improvement of $2.1 million, or 18.2%, compared to the net loss of $11.8 million for the six month period ended June 30, 2009. The net loss available to common shareholders was $10.6 million for the six month period ended June 30, 2010, an improvement of $2.1 million compared to the net loss available to common shareholders of $12.7 million for the same period of 2009. Diluted loss per share for the six month period in 2010 was $2.82, an improvement of $0.63 compared to the diluted loss per share of $3.45 for the same period in 2009. The decrease in the net loss for the six month period in 2010 was primarily due to a decrease in the provision for loan losses on commercial and commercial real estate loans and decreased losses on other real estate owned when compared to the same period of 2009. These decreases in expenses were partially offset by an $11.4 million increase in the provision for income taxes between the periods, due primarily to an $8.5 million deferred tax asset valuation reserve that was established during the second quarter of 2010 that was partially offset by a $1.2 million tax benefit recorded as a result of a favorable Minnesota Supreme Court tax ruling during the quarter, which reversed the unfavorable tax court ruling from 2009.
Net Interest Income
Net interest income was $8.0 million for the second quarter of 2010, a decrease of $0.5 million, or 5.9%, compared to $8.5 million for the second quarter of 2009. Interest income was $12.6 million for the second quarter of 2010, a decrease of $2.2 million, or 15.0%, from $14.8 million for the same period in 2009. Interest income decreased between the periods primarily because of an $84 million decrease in the average interest-earning assets and a decrease in average yields between the periods. Average interest-earning assets decreased between the periods primarily because of a decrease in the commercial loan portfolio, which occurred because of declining loan demand and the Company’s focus on improving credit quality, managing net interest margin and improving capital ratios. The average yield earned on interest-earning assets was 5.29% for the second quarter of 2010, a decrease of 44 basis points from the 5.73% average yield for the second quarter of 2009.
Interest expense was $4.6 million for the second quarter of 2010, a decrease of $1.7 million, or 27.3%, compared to $6.3 million for the second quarter of 2009. Interest expense decreased primarily because of the lower interest rates paid on money market accounts and certificates of deposits. The decreased rates were the result of the 400 basis point decrease in the federal funds rate that occurred in 2008. Decreases in the federal funds rate, which is the rate that banks charge other banks for short term loans, generally have a lagging effect and decrease the rates banks pay for deposits. The lagging effect of deposit rate changes is primarily due to the Bank’s deposits that are in the form of certificates of deposits, which do not re-price immediately when the federal funds rate changes. Interest expense also decreased because of a $72 million decrease in the average interest-bearing liabilities between the periods. The decrease in average interest-bearing liabilities is primarily the result of a decrease in the outstanding brokered certificates of deposits between the periods. The decrease in brokered deposits between the periods was the result of using the proceeds from loan principal payments to fund maturing brokered deposits. The average interest rate paid on interest-bearing liabilities was 2.03% for the second quarter of 2010, a decrease of 56 basis points from the 2.59% average interest rate paid in the second quarter of 2009.
Net interest margin (net interest income divided by average interest earning assets) for the second quarter of 2010 was 3.37%, an increase of 8 basis points, compared to 3.29% for the second quarter of 2009.
Net interest income was $16.0 million for the first six months of 2010, a decrease of $1.3 million, or 7.6%, from $17.3 million for the same period in 2009. Interest income was $25.5 million for the six month period ended June 30, 2010, a decrease of $4.6 million, or 15.5%, from $30.1 million for the same six month period in 2009. Interest income decreased between the periods primarily because of a $94 million decrease in the average interest-earning assets and a decrease in average yields between the periods. Average interest-earning assets decreased between the periods primarily because of a decrease in the commercial loan portfolio, which occurred because of declining loan demand and the Company’s focus on improving credit quality, managing net interest margin and improving capital ratios. The average yield earned on interest-earning assets was 5.33% for the first six months of 2010, a decrease of 41 basis points from the 5.74% average yield for the first six months of 2009.
Interest expense was $9.5 million for the first six months of 2010, a decrease of $3.4 million, or 26.0%, compared to $12.9 million for the first six months of 2009. Interest expense decreased primarily because of the lower interest rates paid on money market accounts and certificates of deposits. The decreased rates were the result of the 400 basis point decrease in the federal funds rate that occurred in 2008. Decreases in the federal funds rate, which is the rate that banks charge other banks for short term loans, generally have a lagging effect and decrease the rates banks pay for deposits. The lagging effect of deposit rate changes is primarily due to the Bank’s deposits that are in the form of certificates of deposits, which do not re-price immediately when the federal funds rate changes. Interest expense also decreased because of an $81 million decrease in the average interest-bearing liabilities between the periods. The decrease in average interest-bearing liabilities is primarily the result of a decrease in the outstanding brokered certificates of deposits between the periods. The decrease in brokered deposits between the periods was the result of using the proceeds from loan principal payments to fund maturing brokered deposits. The average interest rate paid on interest-bearing liabilities was 2.10% for the first six months of 2010, a decrease of 51 basis points from the 2.61% average interest rate paid in the first six months of 2009.
Net interest margin (net interest income divided by average interest earning assets) for the first six months of 2010 was 3.34%, an increase of 5 basis points, compared to 3.29% for the first six months of 2009.
A summary of the Company’s net interest margin for the six month period ended June 30, 2010 and June 30, 2009 is as follows:

	For the six month period ended
	June 30, 2010			June 30, 2009
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Securities available for sale	$162,840	2,177	2.70%	$157,863	3,311	4.23%
Loans held for sale	2,369	58	4.94	3,898	99	5.12
Mortgage loans, net	141,380	4,045	5.77	155,433	4,496	5.83
Commercial loans, net	552,345	16,441	6.00	638,748	19,745	6.23
Consumer loans, net	79,045	2,676	6.83	84,236	2,495	5.97
Cash equivalents	18,910	2	0.02	10,727	1	0.02
Federal Home Loan Bank stock	7,357	74	2.03	7,286	(5)	(0.14)

Total interest-earning assets	964,246	25,473	5.33	1,058,191	30,142	5.74

Interest-bearing liabilities:
NOW accounts	100,775	52	0.10	113,439	78	0.14
Savings accounts	32,422	22	0.14	30,001	19	0.13
Money market accounts	140,115	762	1.10	98,834	712	1.45
Certificates	242,894	2,915	2.42	259,645	4,124	3.20
Brokered deposits	181,147	2,708	3.01	248,010	4,771	3.88
Advances and other borrowings	134,052	3,064	4.61	176,221	3,169	3.63

Total interest-bearing liabilities	831,405			926,150
Non-interest checking	80,544			66,733
Other non-interest bearing deposits	1,663			1,315

Total interest-bearing liabilities and non-interest bearing deposits	$913,612	9,523	2.10	$994,198	12,873	2.61

Net interest income		$15,950			$17,269

Net interest rate spread			3.23%			3.13%

Net interest margin			3.34%			3.29%

Provision for Loan Losses
The provision for loan losses was $4.4 million for the second quarter of 2010, a decrease of $8.9 million, from $13.3 million for the second quarter of 2009. The decrease was primarily the result of stabilizing values of the real estate collateral supporting commercial real estate loans classified as non-performing, which resulted in fewer write downs in the second quarter of 2010 compared to the same period in 2009.
The provision for loan losses is recorded to bring the allowance for loan losses to a level deemed appropriate by management based on factors disclosed in the critical accounting policies previously discussed. The provision for loan losses was $10.9 million for the first six months of 2010, a decrease of $9.0 million, or 45.2%, from $19.9 million for the same six month period in 2009. The decrease was primarily the result of the stabilizing values of the real estate collateral supporting commercial real estate loans, which resulted in fewer write downs on loans classified as non-performing in the first six months of 2010 compared to the same period in 2009.
A rollforward of the Company’s allowance for loan losses for the three and six month periods ended June 30, 2010 and June 30, 2009 is summarized as follows:

(Dollars in thousands)	2010	2009
Balance at March 31,	$29,284	$17,494
Provision	4,360	13,304
Charge offs:
One-to-four family	(117)	(65)
Consumer	(84)	(413)
Commercial business	(4,681)	(5,167)
Commercial real estate	(2,818)	(320)
Recoveries	83	570

Balance at June 30,	26,027	25,403

General allowance	11,104	12,500
Specific allowance	14,923	12,903

	26,027	25,403

(Dollars in thousands)	2010	2009
Balance at January 1,	$23,811	$21,257
Provision	10,893	19,873
Charge offs:
One-to-four family	(168)	(65)
Consumer	(390)	(1,106)
Commercial business	(4,742)	(5,352)
Commercial real estate	(3,478)	(9,781)
Recoveries	101	577

Balance at June 30,	$26,027	$25,403

Non-Interest Income
Non-interest income was $1.8 million for the second quarter of 2010, a decrease of $505,000, or 22.1%, from $2.3 million for the same period in 2009. Gains on sales of loans decreased $475,000 between the periods due to decreased single family loan originations as a result of decreased refinance activity. Fees and service charges decreased $90,000 between the periods primarily because of decreased ATM and overdraft fees. Other non-interest income increased $47,000 primarily because of decreased losses on limited partnership investments and increases in rental income on real estate owned. Loan servicing fees increased $18,000 between the periods primarily because of an increase in the mortgage loans being serviced.
Non-interest income was $3.4 million for the first six months of 2010, a decrease of $0.7 million, or 18.5%, from $4.1 million for the same period in 2009. Gains on sales of loans decreased $584,000 between the periods primarily because of the decrease in the gain recognized on the sale of single family loans due to fewer originations as a result of a decrease in refinancing activity. Fees and service charges decreased $275,000 between the periods primarily because of decreased ATM and overdraft fees. Other non-interest income increased $66,000 primarily because of decreased losses on limited partnership investments and increases in rental income on real estate owned.
Non-Interest Expense
Non-interest expense was $6.3 million for the second quarter of 2010, a decrease of $4.3 million, or 40.3%, from $10.6 million for the same period of 2009. Other non-interest expense decreased $3.0 million because of the decrease in losses recognized on real estate owned between the periods. The decreased losses are due primarily to the write down of two residential developments in the second quarter of 2009 as a result of a decrease in the estimated value of the underlying collateral. Other non-interest expense decreased $1.1 million due primarily to the reversal in the second quarter of 2010 of accrued interest of $734,000 on a state tax assessment as a result of a favorable Minnesota Supreme Court tax ruling. Deposit insurance costs decreased $307,000 between the periods because a special assessment made by the Federal Deposit Insurance Corporation in the second quarter of 2009 was not repeated in 2010. Compensation and benefits increased $127,000 primarily because of increased personnel between the periods in the commercial loan recovery area.
Non-interest expense was $12.3 million for the first six months of 2010, a decrease of $6.7 million, or 35.1%, from $19.0 million for the same period of 2009. Non-interest expense decreased $4.9 million because of a gain of $728,000 recognized on real estate owned in the first six months of 2010, versus a loss of $4.2 million recognized on real estate owned in the first six months of 2009. Other non-interest expense decreased $1.3 million due primarily to the reversal in the second quarter of 2010 of accrued interest of $734,000 on a state tax assessment as a result of a favorable Minnesota Supreme Court tax ruling. Compensation and benefits decreased $273,000 between the periods primarily because of costs associated with the employment agreement of a former executive officer that were expensed in the first quarter of 2009. Deposit insurance costs decreased $120,000 between the periods primarily because a special assessment made by the Federal Deposit Insurance Corporation in the second quarter of 2009 was not repeated in 2010.
Income Tax Expense
The effect of income taxes changed $10.8 million between the quarterly periods, from a benefit of $3.9 million in the second quarter of 2009 to an expense of $6.9 million in the second quarter of 2010. In the second quarter of 2009, additional income tax expense of $1.0 million was recorded, which was a reduction of the overall tax benefit, as a result of an unfavorable tax court ruling in that quarter related to the tax treatment of the inter-company dividends paid to the Bank by a former subsidiary in 2002, 2003 and 2004. Excluding this adjustment, the effective tax rate would have been 37.5% for the second quarter of 2009. In the second quarter of 2010, income tax expense increased $8.5 million as a result of recording a deferred tax asset valuation reserve, which was partially offset by a $1.2 million tax benefit recorded as a result of a favorable Minnesota Supreme Court tax ruling during the quarter, which reversed the unfavorable tax court ruling from 2009. Excluding these adjustments, the effective tax rate would have been 36.6% for the second quarter of 2010.
The effect of income taxes changed $11.4 million between the six month periods, from a benefit of $5.7 million for the first six months of 2009 to an expense of $5.7 million for the first six months of 2010. In the second quarter of 2009, additional income tax expense of $1.0 million was recorded, which was a reduction of the overall tax benefit, as a result of an unfavorable tax court ruling in that quarter related to the tax treatment of the inter-company dividends paid to the Bank by a former subsidiary in 2002, 2003 and 2004. Excluding this adjustment, the effective tax rate would have been 38.2% for the first six months of 2009. In the second quarter of 2010, income tax expense increased $8.5 million as a result of recording a deferred tax asset valuation reserve, which was partially offset by a $1.2 million tax benefit recorded as a result of a favorable Minnesota Supreme Court tax ruling during the period, which reversed the unfavorable tax court ruling from 2009. Excluding these adjustments, the effective tax rate would have been 38.2% for the first six months of 2010.
Non-Performing Assets
The following table summarizes the amounts and categories of non-performing assets in the Bank’s portfolio and loan delinquency information as of the end of the three most recently completed quarters.

	June 30,	March 31,	December 31,
(Dollars in thousands)	2010	2010	2009

Non-Accruing Loans:
One-to-four family real estate	$2,431	$2,194	$2,132
Commercial real estate	31,916	43,596	37,122
Consumer	364	3,499	4,086
Commercial business	24,812	28,709	17,787

Total	59,523	77,998	61,127

Other assets
Foreclosed and Repossessed Assets:
One-to-four family real estate	934	1,396	1,011
Consumer	0	4	5
Commercial real estate	10,687	11,328	15,246

Total non-performing assets	$71,144	$90,726	$77,389

Total as a percentage of total assets	7.30%	8.83%	7.47%

Total non-performing loans	$59,523	$77,998	$61,127

Total as a percentage of total loans receivable, net	7.99%	10.07%	7.65%

Allowance for loan loss to non-performing loans	43.73%	37.54%	38.95%

Delinquency Data:
Delinquencies (1)
30+ days	$14,819	$7,083	$11,140
90+ days	0	0	0
Delinquencies as a percentage of loan and lease portfolio (1)
30+ days	1.95%	0.90%	1.37%
90+ days	0.00%	0.00%	0.00%

(1)	Excludes non-accrual loans.
The increase in loans that were more than 30 days delinquent at June 30, 2010 relates primarily to one $4.0 million land loan, one $2.1 million construction loan, and five commercial loans totaling $1.7 million that were delinquent more than 30 days at June 30, 2010.
Total non-performing assets were $71.1 million at June 30, 2010, a decrease of $19.6 million, or 21.6%, from $90.7 million at March 31, 2010. Non-performing loans decreased $18.5 million and foreclosed and repossessed assets decreased $1.1 million during the quarter. The non-performing loan and foreclosed and repossessed asset activity for the quarter was as follows:

(Dollars in thousands)
Non-performing loans
March 31, 2010	$77,998
Classified as non-performing	8,188
Charge offs	(7,700)
Principal payments received	(11,168)
Classified as accruing	(1,131)
Transferred to real estate owned	(6,664)

June 30, 2010	$59,523

Foreclosed and repossessed assets
March 31, 2010	$12,728
Transferred from non-performing loans	6,664
Other foreclosures/repossessions	519
Real estate sold	(8,190)
Net loss on sale of assets	(33)
Write downs	(67)

June 30, 2010	$11,621

The decrease in non-performing loans during the quarter relates primarily to a $7.9 million loan on an alternative fuel plant, a $7.0 million commercial loan, and a $1.5 million loan secured by a restaurant that were either paid off or foreclosed on and sold during the quarter. The largest remaining non-performing loan at June 30, 2010 was for $5.9 million and is secured by a residential development located in the Bank’s primary market. The estimated values of the underlying collateral supporting the residential development loans were determined based on third party appraisals and specific reserves have been established, where required.
Total non-performing assets were $71.1 million at June 30, 2010, a decrease of $6.3 million, or 8.0%, from $77.4 million at December 31, 2009. Non-performing loans decreased $1.6 million and foreclosed and repossessed assets decreased $4.7 million during the first six months of 2010. The non-performing loan and foreclosed and repossessed asset activity for the first six months of 2010 was as follows:

(Dollars in thousands)
Non-performing loans
December 31, 2009	$61,127
Classified as non-performing	28,095
Charge offs	(8,778)
Principal payments received	(12,127)
Classified as accruing	(1,360)
Transferred to real estate owned	(7,434)

June 30, 2010	$59,523

Foreclosed and repossessed assets
December 31, 2009	$16,262
Transferred from non-performing loans	7,434
Other foreclosures/repossessions	909
Net gain on sale of assets	733
Real estate sold	(13,632)
Write downs	(85)

June 30, 2010	$11,621

The following table summarizes the number and types of commercial real estate loans that were non-performing as of the end of the three most recently completed quarters.

		Principal		Principal		Principal
(Dollars in thousands)		Amount of Loan		Amount of Loan		Amount of Loan
		June 30,		March 31,		December 31,
Industry Type	#	2010	#	2010	#	2009

Residential developments	7	$11,895	8	$12,914	7	$12,030
Single family homes	2	2,856	2	3,088	2	3,088
Hotels	1	4,999	1	4,999	1	4,999
Alternative fuel plants	1	4,992	2	12,889	2	12,834
Shopping centers/retail	2	1,095	2	1,121	2	1,136
Restaurants/bar	2	707	3	2,258	4	2,436
Office building	1	5,372	1	6,327	1	599

	16	$31,916	19	$43,596	19	$37,122

The following table summarizes the number and industry of commercial business loans that were non-performing for the three most recent quarters.

		Principal		Principal		Principal
(Dollars in thousands)		Amount of Loan		Amount of Loan		Amount of Loan
		June 30,		March 31,		December 31,
Industry Type	#	2010	#	2010	#	2009

Construction/development	7	$7,366	8	$5,836	5	$4,094
Finance	2	650	4	10,461	2	8,764
Alternative fuels	1	926	1	791	1	756
Retail	1	2,504	1	2,504	1	32
Banking	2	8,233	2	8,233	1	3,248
Entertainment	1	487	1	884	1	893
Utilities	1	4,646	0	0	0	0

	15	$24,812	17	$28,709	11	$17,787

At June 30, 2010, March 31, 2010 and December 31, 2009, impaired loans were $59.5 million, $78.0 million and $61.1 million, respectively, for which the related allowance for loan losses was $14.9 million, $17.2 million and $12.1 million, respectively. Impaired loans for which no specific allowance has been recorded because management determined that the collateral was sufficient to repay the loan totaled $11.1 million, $14.9 million and $17.0 million at June 30, 2010, March 31, 2010 and December 31, 2009, respectively.
In addition to the non-performing assets in the prior table of all non-performing assets, as of June 30, 2010, the Bank held 27 loans (relating to two relationships) for which the interest rates were modified in troubled debt restructurings in the first six months of 2010. The principal balances of the loans that were modified totaled $10.2 million and related to a variety of commercial real estate loans, a single family home and a home equity loan. The loans were not classified as non-performing as it is anticipated that the borrowers will be able to make all of the required principal and interest payments under the modified terms of the loans. The Bank has no outstanding commitments to lend additional funds to these borrowers.

Dividends
The declaration of dividends on common stock is subject to, among other things, the Company’s financial condition and results of operations, the Bank’s compliance with its regulatory capital requirements including risk based capital requirements, limitations imposed through the Company’s participation in the U.S. Treasury’s Capital Purchase Program, tax considerations, industry standards, economic conditions, regulatory restrictions, general business practices and other factors. The Bank’s capital position at June 30, 2010 remained above the levels required for the Bank to be considered a well-capitalized financial institution by regulatory standards. The payment of dividends is dependent upon the Company having adequate cash or other assets that can be converted to cash to pay dividends to its stockholders. The Company suspended the payment of quarterly cash dividends to common stockholders in the fourth quarter of 2008 due to the net operating loss experienced and the challenging economic environment. It is not anticipated that dividends on common stock will be paid over the next 12 months because of our desire to preserve capital. In addition, under the terms of the informal written agreement that the Company entered into with the Office of Thrift Supervision (OTS), effective December 9, 2009, the Company may not declare or pay any cash dividends, or repurchase or redeem any capital stock, without prior notice to, and consent of, the OTS. The Company is also restricted from repurchasing common because of the stock repurchase restriction imposed by its participation in the U.S. Treasury’s Capital Purchase Program. The Company currently anticipates making quarterly preferred dividend payments of $325,000 on the preferred stock issued to the Treasury for the first five years the preferred stock is outstanding and $585,000 each quarter after that if the shares are not redeemed.
Liquidity and Capital Resources
For the six months ended June 30, 2010, the net cash provided by operating activities was $10.0 million. The Company collected $63.0 million from the maturities of securities, $13.6 million from sales of real estate, $9.8 million from principal repayments on securities, and $972,000 from the redemption of FHLB stock. The Company purchased securities of $70.1 million, purchased FHLB stock of $874,000 and purchased premises and equipment of $64,000. Net loans receivable decreased $32.7 million due primarily to decreased commercial loan production. The Company had a net decrease in deposit balances of $49.8 million (primarily in brokered deposits), received $5.0 million in borrowing proceeds and paid out $257,000 in customer escrows. The Company repaid $5.0 million of borrowings and paid $650,000 in dividends on outstanding preferred stock.
The Company has certificates of deposits with outstanding balances of $239.7 million that come due over the next 12 months, of which $74.2 million were obtained from brokers. Based upon past experience, management anticipates that the majority of the deposits will renew for another term. The Company believes that deposits that do not renew will be replaced with deposits from other customers or brokers. FHLB advances or proceeds from the sale of securities could also be used to replace unanticipated outflows of deposits.
The Company has deposits of $102.0 million in checking and money market accounts with customers that have individual balances greater than $5.0 million. These funds may be withdrawn at any time, however, management anticipates that the majority of these deposits will be remain on deposit at the Bank over the next twelve months. If these deposits were to be withdrawn, they would be replaced with deposits from other customers or brokers. Advances from the FHLB or the Federal Reserve, or proceeds from the sale of securities could also be used to replace unanticipated outflows of large checking and money market deposits.
The Company has $77.5 million of FHLB advances which mature beyond June 30, 2011 but have call features that can be exercised by the FHLB during the next 12 months. If the call features are exercised, the Company has the option of requesting any advance otherwise available to it pursuant to the Credit Policy of the FHLB.
At June 30, 2010, the Bank has the ability to draw additional borrowings from the FHLB of $14.5 million based upon the mortgage loans pledged, subject to a requirement to purchase additional FHLB stock. The Bank also has the ability to draw additional borrowings of $96.5 million from the Federal Reserve Bank, based upon the loans pledged with them.

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
The following table discloses the projected changes in market value to the Company’s interest-earning assets and interest-bearing liabilities based upon incremental 100 basis point changes in interest rates from interest rates in effect on June 30, 2010.

Other than trading portfolio

(Dollars in thousands)	Market Value
Basis point change in interest rates	–100	0	+100	+200

Total market risk sensitive assets	$959,184	944,702	929,613	910,914
Total market risk sensitive liabilities	898,057	884,405	870,342	856,938
Off-balance sheet financial instruments	60	0	441	738

Net market risk	$61,067	60,297	58,830	53,238

Percentage change from current market value	1.28%	0.00%	(2.43)%	(11.71)%

The preceding table was prepared utilizing the following assumptions (the Model Assumptions) regarding prepayment and decay ratios that were determined by management based upon their review of historical prepayment speeds and future prepayment projections. Fixed rate loans were assumed to prepay at annual rates from 5% to 70%, depending on the note rate and the period to maturity. Adjustable rate mortgages (ARMs) were assumed to prepay at annual rates of between 12% and 29%, depending on the note rate and the period to maturity. Growing Equity Mortgage loans were assumed to prepay at annual rates of between 7% and 44% depending on the note rate and the period to maturity. Mortgage-backed securities and Collateralized Mortgage Obligations (CMOs) were projected to have prepayments based upon the underlying collateral securing the instrument and the related cash flow priority of the CMO tranche owned. Certificate accounts were assumed not to be withdrawn until maturity. Passbook accounts were assumed to decay at an annual rate of 21% and money market accounts were assumed to decay at an annual rate of 21%. Non-interest checking accounts were assumed to decay at an annual rate of 21% and NOW accounts were assumed to decay at an annual rate of 18%. Commercial NOW accounts and MMDA accounts were assumed to decay at annual rates of 18% and 21%, respectively. FHLB advances were projected to be called at the first call date where the projected interest rate on similar remaining term advances exceeded the interest rate on the callable advance.
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
Asset/Liability Management
The Company’s management reviews the impact that changing interest rates will have on its net interest income projected for the twelve months following June 30, 2010 to determine if its current level of interest rate risk is acceptable. The following table projects the estimated annual impact on net interest income of immediate interest rate changes called rate shocks.

(Dollars in thousands)
	Projected
Rate Shock in	Change in Net	Percentage
Basis Points	Interest Income	Change
+200	107	0.33%
+100	215	0.67%
0	0	0.00%
–100	(546)	(1.70)%
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
In May 2010, the Company received a favorable Minnesota Supreme Court tax ruling related to the tax treatment of inter-company dividends paid to the Bank by a former subsidiary of the Company in 2002, 2003, and 2004. As a result of the Minnesota Supreme Court tax ruling, the Company recorded a $1.2 million tax benefit and a $734,000 reversal of accrued interest in the second quarter of 2010.
Item 1A. Risk Factors
Financial reform legislation recently enacted by Congress will, among other things, eliminate the Office of Thrift Supervision, tighten capital standards, create a new Consumer Financial Protection Bureau and result in new laws and regulations that are expected to increase our costs of operations.
Congress recently enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.
Certain provisions of the Dodd-Frank Act are expected to have a near term impact on the Company. For example, the new law provides that the Office of Thrift Supervision, which currently is the primary federal regulator for the Company and the Bank, will cease to exist one year from the date of the new law’s enactment. The Office of the Comptroller of the Currency, which is currently the primary federal regulator for national banks, will become the primary federal regulator for federal thrifts. The Board of Governors of the Federal Reserve System will supervise and regulate all savings and loan holding companies that were formerly regulated by the Office of Thrift Supervision, including the Company.
Also effective one year after the date of enactment is a provision of the Dodd-Frank Act that eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on the Company’s interest expense.
The Dodd-Frank Act directs the Federal Deposit Insurance Corporation to redefine the base for deposit insurance assessments paid by banks. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. This change may proportionally shift deposit insurance funding away from banks that rely primarily on deposits for funding operations, like the Bank. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor. The Dodd-Frank Act also effectively extends the FDIC’s program of insuring non-interest bearing transaction accounts on an unlimited basis through December 31, 2013.
The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Savings institutions with $10 billion or less in assets, such as the Bank, will continued to be examined for compliance with the consumer laws by their primary bank regulators. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws. The Dodd-Frank Act also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives.
It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.
We may be required to raise additional capital in the future, but that capital may not be available when it is needed.
We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. Based on operating performance or other capital demands, we may at some point need to raise additional capital. If we raise capital through the issuance of additional shares of our common stock or other equity securities, it would dilute the ownership interests of existing stockholders and may dilute the per share book value of our common stock. New investors may also have rights, preferences and privileges senior to our current stockholders, which may adversely impact our current stockholders.
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
          None.
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

HMN FINANCIAL, INC.
Registrant

Date: August 2, 2010	By:	/s/ Bradley Krehbiel Bradley Krehbiel, President
(Principal Executive Officer and Duly Authorized Representative)

Date: August 2, 2010	By:	/s/ Jon Eberle Jon Eberle,
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