Form 10-Q
period 2010-09-30
HMN FINANCIAL INC
filed 2010-11-02
CIK 921183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at October 21, 2010
Common stock, $0.01 par value	4,310,399

HMN FINANCIAL, INC.

Part I — FINANCIAL INFORMATION
Item 1: Financial Statements
HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30,	December 31,
(Dollars in thousands)	2010	2009
	(unaudited)
Assets

Cash and cash equivalents	$10,917	16,418
Securities available for sale:
Mortgage-backed and related securities (amortized cost $37,326 and $51,840)	39,152	53,559
Other marketable securities (amortized cost $108,794 and $105,723)	108,676	106,043

	147,828	159,602

Loans held for sale	3,405	2,965
Loans receivable, net	699,877	799,256
Accrued interest receivable	3,807	4,024
Real estate, net	18,559	16,257
Federal Home Loan Bank stock, at cost	7,806	7,286
Mortgage servicing rights, net	1,517	1,315
Premises and equipment, net	9,718	10,766
Prepaid expenses and other assets	3,967	6,762
Deferred tax asset, net	0	11,590

Total assets	$907,401	1,036,241

Liabilities and Stockholders’ Equity

Deposits	$686,012	796,011
Federal Home Loan Bank advances and Federal Reserve borrowings	134,000	132,500
Accrued interest payable	1,038	2,108
Customer escrows	1,470	1,427
Accrued expenses and other liabilities	4,725	4,257

Total liabilities	827,245	936,303

Commitments and contingencies Stockholders’ equity:
Serial preferred stock ($.01 par value):
authorized 500,000 shares; issued shares 26,000	24,141	23,785
Common stock ($.01 par value):
authorized 11,000,000; issued shares 9,128,662	91	91
Additional paid-in capital	56,455	58,576
Retained earnings, subject to certain restrictions	66,094	86,115
Accumulated other comprehensive income	1,030	1,230
Unearned employee stock ownership plan shares	(3,432)	(3,577)
Treasury stock, at cost 4,818,263 and 4,883,378 shares	(64,223)	(66,282)

Total stockholders’ equity	80,156	99,938

Total liabilities and stockholders’ equity	$907,401	1,036,241

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Income (Loss)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2010	2009	2010	2009
Interest income:
Loans receivable	$11,023	12,928	34,243	39,764
Securities available for sale:
Mortgage-backed and related	430	649	1,444	2,177
Other marketable	473	693	1,636	2,475
Cash equivalents	2	0	4	1
Other	35	55	109	50

Total interest income	11,963	14,325	37,436	44,467

Interest expense:
Deposits	2,668	4,172	9,127	13,876
Federal Home Loan Bank advances and Federal Reserve borrowings	1,521	1,563	4,585	4,732

Total interest expense	4,189	5,735	13,712	18,608

Net interest income	7,774	8,590	23,724	25,859
Provision for loan losses	11,946	3,381	22,839	23,254

Net interest income (loss) after provision for loan losses	(4,172)	5,209	885	2,605

Non-interest income:
Fees and service charges	972	1,034	2,734	3,071
Mortgage servicing fees	264	262	806	770
Securities gains, net	0	0	0	5
Gains on sales of loans	551	493	1,332	1,858
Other	105	94	375	298

Total non-interest income	1,892	1,883	5,247	6,002

Non-interest expense:
Compensation and benefits	3,356	3,180	10,216	10,313
(Gain) loss on real estate owned	384	(357)	(344)	3,812
Occupancy	1,055	970	3,121	3,071
Deposit insurance	458	372	1,494	1,528
Data processing	292	298	866	888
Other	1,445	1,573	3,984	5,455

Total non-interest expense	6,990	6,036	19,337	25,067

Income (loss) before income tax expense (benefit)	(9,270)	1,056	(13,205)	(16,460)
Income tax expense (benefit)	97	175	5,841	(5,515)

Net income (loss)	(9,367)	881	(19,046)	(10,945)
Preferred stock dividends and discount	447	438	1,335	1,306

Net income (loss) available to common shareholders	$(9,814)	443	(20,381)	(12,251)

Basic earnings (loss) per common share	$(2.60)	0.12	(5.43)	(3.32)

Diluted earnings (loss) per common share	$(2.60)	0.12	(5.43)	(3.32)

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity and Comprehensive Loss
For the Nine-Month Period Ended September 30, 2010
(unaudited)

						Unearned
						Employee
					Accumulated	Stock		Total
			Additional		Other	Ownership		Stock-
	Preferred	Common	Paid-in	Retained	Comprehensive	Plan	Treasury	Holders’
(Dollars in thousands)	Stock	Stock	Capital	Earnings	Income	Shares	Stock	Equity

Balance, December 31, 2009	$23,785	91	58,576	86,115	1,230	(3,577)	(66,282)	99,938
Net loss				(19,046)				(19,046)
Other comprehensive loss, net of tax:
Net unrealized losses on securities available for sale					(200)			(200)

Total comprehensive loss								(19,246)
Preferred stock discount amortization	356		(356)					0
Stock compensation tax benefits			47					47
Unearned compensation restricted stock awards			(2,237)				2,237	0
Restricted stock awards forfeited			178				(178)	0
Amortization of restricted stock awards			280					280
Preferred stock dividends paid				(975)				(975)
Earned employee stock ownership plan shares			(33)			145		112

Balance, September 30, 2010	$24,141	91	56,455	66,094	1,030	(3,432)	(64,223)	80,156

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
(Dollars in thousands)	2010	2009
Cash flows from operating activities:
Net loss	$(19,046)	(10,945)
Adjustments to reconcile net loss to cash provided by operating activities:
Provision for loan losses	22,839	23,254
Provision for real estate losses	370	5,216
Depreciation	1,255	1,404
Amortization of premiums, net	460	320
Amortization of deferred loan fees	(256)	(878)
Amortization of mortgage servicing rights, net	338	431
Capitalized mortgage servicing rights	(540)	(969)
Deferred income tax	11,721	0
Securities gains, net	0	(5)
Gain on sales of real estate	(714)	(1,404)
Gain on sales of loans	(1,332)	(1,858)
Proceeds from sale of loans held for sale	64,585	103,293
Disbursements on loans held for sale	(60,653)	(100,904)
Amortization of restricted stock awards	280	269
Amortization of unearned ESOP shares	145	145
Earned employee stock ownership shares priced below original cost	(33)	(43)
Stock option compensation	47	20
Decrease in accrued interest receivable	217	1,616
Decrease in accrued interest payable	(1,070)	(4,607)
Increase in other assets	2,727	63
Increase in accrued expenses and other liabilities	472	1,469
Other, net	18	96

Net cash provided by operating activities	21,830	15,983

Cash flows from investing activities:
Proceeds from sales of securities available for sale	0	2,141
Principal collected on securities available for sale	14,527	17,272
Proceeds collected on maturities of securities available for sale	100,000	60,000
Purchases of securities available for sale	(103,190)	(40,352)
Purchase of Federal Home Loan Bank Stock	(1,736)	0
Redemption of Federal Home Loan Bank Stock	1,216	0
Proceeds from sales of real estate	13,792	7,281
Net decrease in loans receivable	58,067	42,316
Purchases of premises and equipment	(222)	(582)

Net cash provided by investing activities	82,454	88,076

Cash flows from financing activities:
Decrease in deposits	(110,353)	(99,447)
Dividends to preferred stockholders	(975)	(838)
Proceeds from borrowings	38,500	1,094,000
Repayment of borrowings	(37,000)	(1,094,000)
Increase in customer escrows	43	966

Net cash used by financing activities	(109,785)	(99,319)

(Decrease) increase in cash and cash equivalents	(5,501)	4,740
Cash and cash equivalents, beginning of period	16,418	15,729

Cash and cash equivalents, end of period	$10,917	20,469

Supplemental cash flow disclosures:
Cash paid for interest	$14,781	23,215
Cash paid for income taxes	39	33
Supplemental noncash flow disclosures:
Transfer of loans to real estate	15,751	16,066
Loans transferred to loans held for sale	2,977	1,234
See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
September 30, 2010 and 2009
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
(2) Basis of Preparation
The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income (loss), consolidated statement of stockholders’ equity and comprehensive loss and consolidated statements of cash flows in conformity with U.S. generally accepted accounting principles. However, all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The consolidated statement of income (loss) for the nine-month period ended September 30, 2010 is not necessarily indicative of the results which may be expected for the entire year.
Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform with the current period presentation.
(3) New Accounting Standards
In January 2010, the Financial Accounting Standards Board (FASB) issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements. This ASU requires new investment fair market disclosures in order to increase the transparency in the financial reporting of investments. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this ASU in 2010 did not have a material impact on the Company’s consolidated financial statements.
In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable. Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. This ASU is effective for interim and annual reporting periods after December 15, 2010 and the related disclosures will be included in the Company’s notes to the consolidated financial statements beginning in the fourth quarter of 2010.

(4) Derivative Instruments and Hedging Activities
The Company has commitments outstanding to extend credit to future borrowers that have not closed prior to the end of the quarter. The Company intends to sell these commitments, which are referred to as its mortgage pipeline. As commitments to originate loans enter the mortgage pipeline, the Company generally enters into commitments to sell the mortgage pipeline into the secondary market on a firm commitment or best efforts basis. The commitments to originate, purchase or sell loans on a firm commitment basis are derivatives. As a result of marking to market the mortgage pipeline and the related firm commitments to sell for the period ended September 30, 2010, the Company recorded an increase in other assets of $16,916, an increase in other liabilities of $17,223 and a gain included in the gains on sales of loans of $307.
The current commitments to sell loans held for sale are derivatives that do not qualify for hedge accounting. As a result, these derivatives are marked to market and the related loans held for sale are recorded at the lower of cost or market. The Company recorded an increase in the mark-to-market adjustment for loans held for sale of $50,232, a decrease in other assets of $50,232, an increase in other liabilities of $13,591 and a loss included in the gain on sales of loans of $13,591.
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
The following table summarizes the assets and liabilities of the Company for which fair values are determined on a recurring basis as of September 30, 2010 and December 31, 2009.

	Carrying value at September 30, 2010
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale	$147,828	3,265	144,563	0
Mortgage loan commitments	36	0	36	0

Total	$147,864	3,265	144,599	0

	Carrying value at December 31, 2009
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale	$159,602	6,222	153,380	0
Mortgage loan commitments	(53)	0	(53)	0

Total	$159,549	6,222	153,327	0

There were no transfers between Levels 1, 2, or 3 during the three or nine month periods ended September 30, 2010.
The Company may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from the application of the lower-of-cost-or-market accounting or write-downs of individual assets.

For assets measured at fair value on a nonrecurring basis in the third quarter of 2010 that were still held at September 30, 2010, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at September 30, 2010 and December 31, 2009

	Carrying value at September 30, 2010
						Nine months
					Three months	ended
					ended	September 30,
					September 30,	2010
					2010	Total gains
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Total losses	(losses)
Loans held for sale	$3,405	0	3,405	0	(36)	64
Mortgage servicing rights	1,517	0	1,517	0	0	0
Loans (1)	63,006	0	63,006	0	(3,473)	(11,060)
Real estate, net (2)	18,559	0	18,559	0	(394)	(394)

Total	$86,487	0	86,487	0	(3,903)	(11,390)

	Carrying value at December 31, 2009
					Year ended
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

(6) Fair Value of Financial Instruments
Generally accepted accounting principles require interim reporting period disclosure about the fair value of financial instruments, including assets, liabilities and off-balance sheet items for which it is practicable to estimate fair value. The fair value estimates are made based upon relevant market information, if available, and upon the characteristics of the financial instruments themselves. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based upon judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. The fair value of the loan portfolio does not incorporate the exit-price concept of fair value prescribed by ASC 820, Fair Value Measurements and Disclosures. The estimated fair value of the Company’s financial instruments as of September 30, 2010 and December 31, 2009 are shown below.

	September 30, 2010
	Carrying	Estimated	Contract
(Dollars in thousands)	amount	fair value	Amount

Financial assets:
Cash and cash equivalents	$10,917	10,917
Securities available for sale	147,828	147,828
Loans held for sale	3,405	3,405
Loans receivable, net	699,877	691,121
Federal Home Loan Bank stock	7,806	7,806
Accrued interest receivable	3,807	3,807
Financial liabilities:
Deposits	686,012	688,784
Federal Home Loan Bank advances	134,000	142,389
Accrued interest payable	1,038	1,038
Off-balance sheet financial instruments:
Commitments to extend credit	36	36	105,584
Commitments to sell loans	(49)	(49)	14,327

	December 31, 2009
	Carrying	Estimated	Contract
(Dollars in thousands)	amount	fair value	Amount

Financial assets:
Cash and cash equivalents	$16,418	16,418
Securities available for sale	159,602	159,602
Loans held for sale	2,965	2,965
Loans receivable, net	799,256	799,849
Federal Home Loan Bank stock	7,286	7,286
Accrued interest receivable	4,024	4,024
Financial liabilities:
Deposits	796,011	796,011
Federal Home Loan Bank advances	132,500	141,791
Accrued interest payable	2,108	2,108
Off-balance sheet financial instruments:
Commitments to extend credit	103	103	133,343
Commitments to sell loans	(53)	(53)	6,278

(7) Comprehensive Income (Loss)
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

	For the three months ended September 30,
	2010			2009
(Dollars in thousands)	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax

Securities available for sale:
Gross unrealized gains (losses) arising during the period	$(243)	(97)	(146)	50	20	30
Less reclassification of net gains included in net loss	0	0	0	0	0	0

Net unrealized gains (losses) arising during the period	(243)	(97)	(146)	50	20	30

Other comprehensive income (loss)	$(243)	(97)	(146)	50	20	30

	For the nine months ended September 30,
	2010			2009
(Dollars in thousands)	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax

Securities available for sale:
Net unrealized losses arising during the period	$(331)	(131)	(200)	(697)	(318)	(379)
Less reclassification of net gains included in net loss	0	0	0	5	2	3

Net unrealized losses arising during the period	(331)	(131)	(200)	(702)	(320)	(382)

Other comprehensive loss	$(331)	(131)	(200)	(702)	(320)	(382)

(8) Securities Available For Sale
The following table shows the gross unrealized losses and fair value for the securities available for sale portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2010 and December 31, 2009.

September 30, 2010
	Less than twelve months			Twelve months or more			Total
	# of	Fair	Unrealized	# of	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Investments	Value	Losses	Investments	Value	Losses	Value	Losses

Other marketable securities:
Corporate preferred stock	0	$0	0	1	$175	(525)	$175	(525)

Total temporarily impaired securities	0	$0	0	1	$175	(525)	$175	(525)

December 31, 2009
	Less than twelve months			Twelve months or more			Total
	# of	Fair	Unrealized	# of	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Investments	Value	Losses	Investments	Value	Losses	Value	Losses

Collateralized mortgage obligations:
FHLMC	1	$1,248	(159)	0	$0	0	$1,248	(159)
Other marketable securities:
U.S. Government agency obligations	6	30,000	(36)	0	0	0	30,000	(36)
Corporate preferred stock	0	0	0	1	175	(525)	175	(525)

Total temporarily impaired securities	7	$31,248	(195)	1	$175	(525)	$31,423	(720)

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
The unrealized losses reported for corporate preferred stock at September 30, 2010 related to a single trust preferred security that was issued by the holding company of a small community bank. Typical of most trust preferred issuances, the issuer has the ability to defer interest payments for up to five years with interest payable on the deferred balance. In October 2009, the issuer elected to defer its scheduled interest payments as allowed by the terms of the security agreement. The issuer’s subsidiary bank has incurred operating losses due to increased provisions for loan losses but still meets the regulatory requirements to be considered “well capitalized” based on its most recent regulatory filing. In addition, the owners of the issuing bank appear to have the ability to make additional capital contributions, if needed, to enhance the bank’s capital position. Based on a review of the issuer, it was determined that the trust preferred security was not other-than-temporarily impaired at September 30, 2010. The Company does not intend to sell the preferred stock and has the intent and ability to hold it for a period of time sufficient to recover the temporary loss. Management believes that the Company will receive all principal and interest payments contractually due on the security and that the decrease in the market value is primarily due to a lack of liquidity in the market for trust preferred securities and the deferral of interest by the issuer. Management will continue to monitor the credit risk of the issuer and may be required to recognize other-than-temporary impairment charges on this security in future periods.

A summary of securities available for sale at September 30, 2010 is as follows:

		Gross unrealized	Gross unrealized
(Dollars in thousands)	Amortized cost	gains	losses	Fair value

September 30, 2010:
Mortgage-backed securities:
FHLMC	$19,696	949	0	20,645
FNMA	14,432	810	0	15,242
Collateralized mortgage obligations:
FHLMC	2,815	56	0	2,871
FNMA	383	11	0	394

	37,326	1,826	0	39,152

Other marketable securities:
U.S. Government agency obligations	108,094	407	0	108,501
Corporate preferred stock	700	0	(525)	175

	108,794	407	(525)	108,676

	$146,120	2,233	(525)	147,828

The following table indicates amortized cost and estimated fair value of securities available for sale at September 30, 2010 based upon contractual maturity adjusted for scheduled repayments of principal and projected prepayments of principal based upon current economic conditions and interest rates.

	Amortized	Fair
(Dollars in thousands)	Cost	Value

Due less than one year	$118,021	119,100
Due after one year through five years	25,456	26,508
Due after five years through ten years	1,943	2,045
No stated maturity	700	175

Total	$146,120	147,828

The allocation of mortgage-backed securities and collateralized mortgage obligations in the table above is based upon the anticipated future cash flow of the securities using estimated mortgage prepayment speeds.
(9) Investment in Mortgage Servicing Rights
A summary of mortgage servicing activity is as follows:

	Nine Months ended	Twelve Months ended	Nine Months ended
(Dollars in thousands)	September 30, 2010	December 31, 2009	September 30, 2009
Mortgage servicing rights:
Balance, beginning of period	$1,315	728	728
Originations	540	1,143	969
Amortization	(338)	(556)	(431)

Balance, end of period	$1,517	1,315	1,266

Fair value of mortgage servicing rights	$1,905	2,339	2,413

All of the loans being serviced are single family loans serviced for the Federal National Mortgage Association (FNMA) under the mortgage-backed security program or the individual loan sale program. The following is a summary of the risk characteristics of the loans being serviced at September 30, 2010.

		Weighted	Weighted
	Loan Principal	Average	Average	Number of
(Dollars in thousands)	Balance	Interest Rate	Remaining Term	Loans
Original term 30 year fixed rate	$228,018	5.33%	300	1,957
Original term 15 year fixed rate	100,740	4.81%	120	1,538
Adjustable rate	723	3.14%	269	9
The gross carrying amount of mortgage servicing rights and the associated accumulated amortization at September 30, 2010 is presented in the table below. Amortization expense for mortgage servicing rights was $338,000 and $431,000 respectively, for the nine month periods ended September 30, 2010 and 2009.

	Gross	Accumulated	Unamortized
(Dollars in thousands)	Carrying Amount	Amortization	Intangible Assets

Mortgage servicing rights	$4,275	(2,758)	1,517

Total	$4,275	(2,758)	1,517

The following table indicates the estimated future amortization expense for mortgage servicing rights:

Mortgage
(Dollars in thousands)	Servicing Rights

Year ended December 31,
2010	$91
2011	327
2012	288
2013	267
2014	235
Thereafter	309
Projections of amortization are based on existing asset balances and the existing interest rate environment as of September 30, 2010. The Company’s actual experiences may be significantly different depending upon changes in mortgage interest rates and other market conditions.
(10) Income (loss) per Share
The following table reconciles the weighted average shares outstanding and the loss available to common shareholders used for basic and diluted loss per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2010	2009	2010	2009
Weighted average number of common shares outstanding used in basic loss per common share calculation	3,776	3,702	3,757	3,688
Net dilutive effect of:
Restricted stock awards	0	83	0	0

Weighted average number of shares outstanding adjusted for effect of dilutive securities	3,776	3,785	3,757	3,688

Income (loss) available to common shareholders	$(9,814)	443	(20,381)	(12,251)
Basic earnings (loss) per common share	$(2.60)	0.12	(5.43)	(3.32)
Diluted earnings (loss) per common share	$(2.60)	0.12	(5.43)	(3.32)

For the nine months ended September 30, 2010 and September 30, 2009, there were 172,857 and 55,166 common share equivalents outstanding, respectively, that are not included in the calculation of diluted earnings per share as they are anti-dilutive because the Company had a net loss for the period. For the three month period ended September 30, 2010, 92,670 common share equivalents were not included in the calculation as they were anti-dilutive.
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
Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Tier I or Core capital and Risk-based capital (as defined in the regulations) to total assets (as defined). Management believes, as of September 30, 2010, that the Bank meets all capital adequacy requirements to which it is subject.
Management believes that based upon the Bank’s capital calculations at September 30, 2010 and other conditions consistent with the Prompt Corrective Actions Provisions of the Office of Thrift Supervision (OTS) regulations, the Bank would be categorized as well capitalized.
On September 30, 2010, the Bank’s tangible assets and adjusted total assets were $905.4 million and its risk-weighted assets were $718.3 million. The following table presents the Bank’s capital amounts and ratios at September 30, 2010 for actual capital, required capital and excess capital, including ratios in order to qualify as being well capitalized under the Prompt Corrective Actions Provisions.

			Required to be				To Be Well Capitalized
			Adequately				Under Prompt Corrective
	Actual		Capitalized		Excess Capital		Actions Provisions
		Percent of		Percent of		Percent of		Percent of
(Dollars in thousands)	Amount	Assets(1)	Amount	Assets (1)	Amount	Assets(1)	Amount	Assets(1)
Bank stockholder’s equity	$78,096
Less:
Net unrealized gains on certain securities available for sale	(2,020)

	76,076

Tier I or core capital
Tier I capital to adjusted total assets		8.40%	$36,218	4.00%	$39,858	4.40%	$45,272	5.00%
Tier I capital to risk-weighted assets		10.59%	$28,730	4.00%	$47,346	6.59%	$43,095	6.00%
Plus:
Allowable allowance for loan losses	8,978

Risk-based capital	$85,054		$57,460		$27,594		$71,825

Risk-based capital to risk-weighted assets		11.84%		8.00%		3.84%		10.00%

(1)	Based upon the Bank’s adjusted total assets for the purpose of the tangible and core capital ratios and risk-weighted assets for the purpose of the risk-based capital ratio.
The Bank has an informal written agreement with the OTS that became effective December 9, 2009 which primarily relates to the Bank’s financial performance and credit quality issues. In accordance with the agreement, the Bank has submitted a three year business and capital plan and the OTS has notified the Bank that it does not object to the plan. The Bank is to operate within the parameters of the business and capital plan and is required to monitor and submit periodic reports on its compliance with the plan. The Bank’s operating results for the first nine months of 2010 varied from the plan primarily in that the provision for loan losses recognized and the deferred tax valuation allowance amounts exceeded the amounts included in the business and capital plan. The agreement also requires the Bank to develop plans and take actions to address non-performing assets and watch-list credits. As of September 30, 2010, non-performing assets were greater than the amounts reflected in the Bank’s plan previously submitted to the OTS. Management believes that as of September 30, 2010 the Bank is in compliance with the requirements of its agreement with the OTS.
HMN also has entered into an informal written agreement with the OTS that became effective December 9, 2009. In accordance with the agreement, the Company submitted a three year capital plan to the OTS. The OTS may make comments upon, and require revisions to, the capital plan. The Company is to operate within the parameters of the final capital plan and is required to monitor and submit periodic reports on its compliance with the plan. The Company’s operating results for the first nine months of 2010 varied from the plan primarily in that the provision for loan losses recognized and the deferred tax valuation allowance amounts exceeded the amount included in the capital plan. Under the agreement, without the consent of the OTS, the Company may not incur or issue any debt, guarantee the debt of any entity, declare or pay any cash dividends or repurchase any of the Company’s capital stock. Management believes that as of September 30, 2010 that the Company is in compliance with the requirements of its agreement with the OTS.
(12) Income Taxes
At September 30, 2010, the Company established a valuation allowance of $12.2 million offsetting the full amount of the net deferred tax assets as of that date. This determination was based primarily upon the existence of a three year cumulative loss. The three year cumulative loss position is primarily attributable to significant provisions for loan losses incurred during the three years ending September 30, 2010. Although the Company’s current financial forecasts indicate that taxable income will be generated in the future, those forecasts were not considered sufficient positive evidence to overcome the observable negative evidence associated with the three year cumulative loss position determined at September 30, 2010. The creation of the valuation allowance, although it increased tax expense and similarly reduced tangible book value, does not have an effect on the Company’s cash flows, and may be recoverable in subsequent periods if the Company realizes certain sustained future taxable income. The $12.2 million increase in income tax expense as a result of the deferred tax valuation allowance that was recorded in the first nine months of 2010 was partially offset by a $1.2 million tax benefit recorded as a result of a favorable Minnesota Supreme Court tax ruling during the second quarter of 2010, which reversed the unfavorable tax court ruling from 2009.
(13) Commitments and Contingencies
The Bank issued standby letters of credit which guarantee the performance of customers to third parties. The standby letters of credit issued and available at September 30, 2010 were approximately $2.7 million, expire over the next two years, and are collateralized primarily with commercial real estate mortgages. Since the conditions under which the Bank is required to fund the standby letters of credit may not materialize, the cash requirements are expected to be less than the total outstanding commitments.
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

	Home Federal
(Dollars in thousands)	Savings Bank	Other	Eliminations	Consolidated Total

At or for the nine months ended September 30, 2010:
Interest income — external customers	$37,436	0	0	37,436
Non-interest income — external customers	5,270	0	0	5,270
Loss on limited partnerships	(23)	0	0	(23)
Intersegment interest income	0	3	(3)	0
Intersegment non-interest income	131	(18,258)	18,127	0
Interest expense	13,715	0	(3)	13,712
Amortization of mortgage servicing rights, net	338	0	0	338
Other non-interest expense	18,503	627	(131)	18,999
Income tax expense	5,669	172	0	5,841
Net loss	(18,251)	(19,053)	18,258	(19,046)
Total assets	907,103	80,692	(80,394)	907,401

At or for the nine months ended September 30, 2009:
Interest income — external customers	$44,467	0	0	44,467
Non-interest income — external customers	6,047	1	0	6,048
Loss on limited partnerships	(46)	0	0	(46)
Intersegment interest income	0	12	(12)	0
Intersegment non-interest income	130	(10,469)	10,339	0
Interest expense	18,620	0	(12)	18,608
Amortization of mortgage servicing rights, net	431	0	0	431
Other non-interest expense	24,204	563	(131)	24,636
Income tax benefit	(5,444)	(71)	0	(5,515)
Net loss	(10,467)	(10,948)	10,470	(10,945)
Total assets	1,031,646	101,072	(100,001)	1,032,717

At or for the quarter ended September 30, 2010:
Interest income — external customers	$11,963	0	0	11,963
Non-interest income — external customers	1,900	0	0	1,900
Loss on limited partnerships	(8)	0	0	(8)
Intersegment interest income	0	1	(1)	0
Intersegment non-interest income	44	(9,147)	9,103	0
Interest expense	4,190	0	(1)	4,189
Amortization of mortgage servicing rights, net	119	0	0	119
Other non-interest expense	6,691	224	(44)	6,871
Income tax expense	96	1	0	97
Net loss	(9,144)	(9,370)	9,147	(9,367)
Total assets	907,103	80,692	(80,394)	907,401

At or for the quarter ended September 30, 2009:
Interest income — external customers	$14,325	0	0	14,325
Non-interest income — external customers	1,891	0	0	1,891
Loss on limited partnerships	(8)	0	0	(8)
Intersegment interest income	0	4	(4)	0
Intersegment non-interest income	43	1,033	(1,076)	0
Interest expense	5,739	0	(4)	5,735
Amortization of mortgage servicing rights, net	121	0	0	121
Other non-interest expense	5,785	174	(44)	5,915
Income tax expense (benefit)	194	(19)	0	175
Net income	1,031	882	(1,032)	881
Total assets	1,031,646	101,072	(100,001)	1,032,717

Item 2:
HMN FINANCIAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking Information
This quarterly report and other reports filed by the Company with the Securities and Exchange Commission may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are often identified by such forward-looking terminology as “expect,” “intent,” “look,” “believe,” “anticipate,” “estimate,” “project,” “forecast”, “seek,” “may,” “will,” “would,” “could,” “should,” “trend,” “target,” and “goal” or similar statements or variations of such terms and include, but are not limited to, those relating to the adequacy of the allowance for loan losses, the adequacy of available liquidity to the Bank, the future outlook for the Company, whether the Company will receive all principal and interest payments contractually due on trust preferred securities and whether the Company continues to hold such securities, future expectations regarding dividends, renewals of certificates of deposit and the ability of the Bank to replace deposits that do not renew, the amount of deposits that will be withdrawn from checking and money market accounts and how the withdrawn deposits will be replaced, the projected changes in net interest income based on rate shocks, the range that interest rates may fluctuate over the next twelve months, the net market risk of interest rate shocks and the Company’s compliance with regulatory standards. A number of factors could cause actual results to differ materially from the Company’s assumptions and expectations. These include, but are not limited to, the adequacy and marketability of real estate securing loans to borrowers; possible legislative and regulatory changes, including those related to the Dodd-Frank Wall Street Reform and Consumer Protection Act; compliance of the Company and the Bank with the informal agreements with the OTS, including operating in accordance with a capital plan; adverse economic, business and competitive developments such as shrinking interest margins; reduced collateral values; deposit outflows; reduced demand for financial services and loan products; changes in accounting policies and guidelines, or monetary and fiscal policies of the federal government or tax laws; international economic developments, changes in credit or other risks posed by the Company’s loan and investment portfolios; technological, computer-related or operational difficulties; adverse changes in securities markets and the availability of, and terms associated with obtaining, additional capital if and when needed; results of litigation; or other significant uncertainties. Additional factors that may cause actual results to differ from the Company’s assumptions and expectations include those set forth in the Company’s most recent filing on Form 10-K and this Form 10-Q filed with the Securities and Exchange Commission. All forward-looking statements are qualified by, and should be considered in conjunction with, such cautionary statements. For additional discussion of the risks and uncertainties applicable to the Company, see the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and Part II, Item 1A of this quarterly report on Form 10-Q.
General
The earnings of the Company are primarily dependent on the Bank’s net interest income, which is the difference between interest earned on loans and investments, and the interest paid on interest-bearing liabilities such as deposits, Federal Home Loan Bank (FHLB) advances and Federal Reserve Bank (FRB) borrowings. The difference between the average rate of interest earned on assets and the average rate paid on liabilities is the “interest rate spread”. Net interest income is produced when interest-earning assets equal or exceed interest-bearing liabilities and there is a positive interest rate spread. Net interest income and net interest rate spread are affected by changes in interest rates, the volume and mix of interest-earning assets and interest-bearing liabilities and the level of non-performing assets. The Company’s net income is also affected by the generation of non-interest income, which consists primarily of gains or losses from the sale of securities, gains from the sale of loans, fees for servicing mortgage loans, and the generation of fees and service charges on deposit accounts. The Bank incurs expenses in addition to interest expense in the form of salaries and benefits, occupancy expenses, provisions for loan losses and amortization of mortgage servicing assets. For several years prior to the onset of the recent recession, the Company had increased the emphasis on commercial and commercial real estate loans, which has increased the credit risk inherent in the loan portfolio. While the Company did not originate or hold subprime mortgages in its loan portfolio, purchase investments backed by subprime mortgages, or incur any write downs directly related to subprime mortgages, subprime credit issues indirectly impacted the Company by making it more difficult for some borrowers with marginal credit to qualify for a mortgage because most of the non-traditional mortgage products were eliminated by the banks and mortgage companies that were previously offering them. This decrease in available credit reduced the demand for single family homes as there were fewer qualified buyers in the marketplace. The decrease in demand for housing and building lots affected our level of loan charge offs and the risk ratings on many of our residential development loans. Consequently, our provision for loan losses significantly increased relative to periods before the current economic slowdown. The increase in the provision was due primarily to commercial loan charge offs and risk rating downgrades caused by continued weak demand for housing and building and general economic weakness in our markets. In addition, our losses on loans and other real estate owned increased due to the declining value of the real estate.
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
The Company has historically maintained significant net deferred tax assets for deductible temporary differences, the largest of which relates to the allowance for loan losses. For income tax return purposes, only net charge-offs and specific reserves are deductible, not the provision for loan losses. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that the deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of the current and future economic and business conditions. The Company considers both positive and negative evidence regarding the ultimate realizabilty of deferred tax assets. Positive evidence includes the ability to implement tax planning strategies to accelerate taxable income recognition and the probability that taxable income will be generated in future periods. Negative evidence includes the Company’s cumulative loss in the prior three year period and the general business and economic trends. At September 30, 2010, the Company established a valuation allowance of $12.2 million offsetting the full amount of our net deferred tax assets as of that date. This determination was based primarily upon the existence of a three year cumulative loss. The three year cumulative loss position is primarily attributable to significant provisions for loan losses incurred during the three years ended September 30, 2010. Although the Company’s current financial forecasts indicate that taxable income will be generated in the future, those forecasts were not considered sufficient positive evidence to overcome the observable negative evidence associated with the three year cumulative loss position determined at September 30, 2010. The creation of the valuation allowance, although it increased tax expense and similarly reduced tangible book value, does not have an effect on the Company’s cash flows, and may be recoverable in subsequent periods if the Company realizes certain sustained future taxable income. Since the amount of the net deferred tax assets available as regulatory capital was already restricted by regulation, the deferred tax valuation allowance has no effect on the Bank’s regulatory capital. It is possible that future conditions may differ substantially from those anticipated in determining the need for a valuation allowance on deferred tax assets and adjustments may be required in the future.
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
Net Loss
The net loss was $9.4 million for the third quarter of 2010, a $10.3 million change from net income of $0.9 million for the third quarter of 2009. Net loss available to common shareholders for the third quarter of 2010 was $9.8 million, a change of $10.3 million, from net income available to common shareholders of $443,000 for the third quarter of 2009. Diluted loss per common share for the third quarter of 2010 was $2.60, down $2.72 from the diluted income per common share of $0.12 for the third quarter of 2009. The decrease in net income for the third quarter of 2010 compared to the third quarter of 2009 is due primarily to an $8.6 million increase in the provision for loan losses between the periods. The increased provision is primarily the result of additional reserves established on commercial real estate loans as a result of decreases in the estimated value of the underlying collateral supporting the loans and an increase in the general reserves required for other risk rated commercial loans as the result of a loan portfolio analysis. The net loss was also adversely affected by a $3.7 million impact on income taxes as a result of establishing an additional deferred tax valuation reserve during the third quarter of 2010 due to the tax treatment of the net operating loss incurred during the quarter. Because of the valuation allowance on the deferred tax asset, the Company was not able to record an income tax benefit during the third quarter of 2010 related to the pre-tax loss because any current income tax benefit that would normally result from a pre-tax loss is offset by additional deferred tax expense due to an increase in the required valuation allowance.
The net loss was $19.0 million for the nine-month period ended September 30, 2010, an increased loss of $8.1 million, from the $10.9 million loss for the nine month period ended September 30, 2009. The net loss available to common shareholders was $20.4 million for the nine month period ended September 30, 2010, an increased loss of $8.1 million, from the net loss available to common shareholders of $12.3 million for the same period of 2009. Diluted loss per common share for the nine-month period in 2010 was $5.43, an increased loss of $2.11, from the diluted loss per share of $3.32 for the same period in 2009. The increase in net loss for the first nine months of 2010 is primarily due to an $11.4 million increase in the provision for income taxes between the periods, which was primarily the result of recording a $12.2 million deferred tax asset valuation reserve during the first nine months of 2010. The increase in net loss was partially offset by a $4.2 million decrease in the losses recognized on real estate owned between the periods.
Net Interest Income
Net interest income was $7.8 million for the third quarter of 2010, a decrease of $0.8 million, or 9.5%, compared to $8.6 million for the third quarter of 2009. Interest income was $12.0 million for the third quarter of 2010, a decrease of $2.3 million, or 16.5%, from $14.3 million for the same period in 2009. Interest income decreased between the periods primarily because of a $70 million decrease in the average interest-earning assets and a decrease in the average yields between the periods. Average interest earning assets decreased between the periods primarily because of a decrease in the commercial loan portfolio, which occurred because of declining loan demand and the Company’s focus on improving credit quality, managing net interest margin and improving capital ratios. The average yield earned on interest-earning assets was 5.19% for the third quarter of 2010, a decrease of 58 basis points from the 5.77% average yield for the third quarter of 2009.
Interest expense was $4.2 million for the third quarter of 2010, a decrease of $1.5 million, or 27.0%, compared to $5.7 million for the third quarter of 2009. Interest expense decreased primarily because of the lower interest rates paid on money market accounts and certificates of deposit. The decreased rates were the result of the 400 basis point decrease in the federal funds rate that occurred in 2008. Decreases in the federal funds rate, which is the rate that banks charge other banks for short term loans, generally have a lagging effect and decrease the rates banks pay for deposits. The lagging effect of deposit rate changes is primarily due to the Bank’s deposits that are in the form of certificates of deposit, which do not re-price immediately when the federal funds rate changes. Interest expense also decreased because of a $75 million decrease in the average interest-bearing liabilities between the periods. The decrease in average interest-bearing liabilities is primarily the result of a decrease in the average outstanding brokered certificates of deposit due to the lower funding needs caused by the reduction in assets between the periods. The average interest rate paid on interest bearing liabilities was 1.93% for the third quarter of 2010, a decrease of 50 basis points from the 2.43% average rate paid in the third quarter of 2009.
Net interest margin (net interest income divided by average interest-earning assets) for the third quarter of 2010 was 3.37%, a decrease of 9 basis points, compared to 3.46% for the third quarter of 2009. Net interest margin decreased between the periods primarily because the yield on interest-earning assets decreased more than the rate paid on interest bearing liabilities. The decrease in yield on interest-earning assets is primarily the result of a change in the mix of assets as more lower yielding investments were held during the first nine months of 2010 when compared to the same period in 2009.

Net interest income was $23.7 million for the first nine months of 2010, a decrease of $2.2 million, or 8.3%, from $25.9 million for the same period in 2009. Interest income was $37.4 million for the nine-month period ended September 30, 2010, a decrease of $7.1 million, or 15.8%, from $44.5 million for the same period in 2009. Interest income decreased between the periods primarily because of an $86 million decrease in the average interest-earning assets and a decrease in the average yields between the periods. Average interest earning assets decreased between the periods primarily because of a decrease in the commercial loan portfolio, which occurred because of declining loan demand and the Company’s focus on improving credit quality, managing net interest margin and improving capital ratios. The average yield earned on interest-earning assets was 5.28% for the nine-month period of 2010, a decrease of 47 basis points from the 5.75% average yield for the third quarter of 2009.
Interest expense was $13.7 million for the nine-month period ended September 30, 2010, a decrease of $4.9 million, or 26.3%, from $18.6 million for the same period in 2009. Interest expense decreased primarily because of the lower interest rates paid on money market accounts and certificates of deposit. The decreased rates were the result of the 400 basis point decrease in the federal funds rate that occurred in 2008. Decreases in the federal funds rate generally have a lagging effect and decrease the rates banks pay for deposits. The lagging effect of deposit rate changes is primarily due to the Banks’ deposits that are in the form of certificates of deposit, which do not re-price immediately when the federal funds rate changes. Interest expense also decreased because of a $79 million decrease in the average interest-bearing liabilities between the periods. The decrease in average interest-bearing liabilities is primarily the result of a decrease in the average outstanding brokered certificates of deposit between the periods. The average interest rate paid on interest-bearing liabilities was 2.05% for the nine month period of 2010, a decrease of 50 basis points from the 2.55% average rate paid for the same nine-month period of 2009.
Net interest margin (net interest income divided by average interest-earning assets) was 3.35% for the nine-month period of 2010, the same as for the nine-month period of 2009.
A summary of the Company’s net interest margin for the nine-month period ended September 30, 2010 and September 30, 2009 is as follows:

	For the nine month period ended
	September 30, 2010			September 30, 2009
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Securities available for sale	$159,031	3,080	2.59%	$149,977	4,650	4.15%
Loans held for sale	2,498	86	4.60	3,484	134	5.14
Mortgage loans, net	139,432	5,998	5.75	151,620	6,651	5.86
Commercial loans, net	542,451	24,368	6.01	626,249	29,261	6.25
Consumer loans, net	77,079	3,791	6.58	83,425	3,720	5.96
Cash equivalents	19,747	4	0.03	11,295	1	0.01
Federal Home Loan Bank stock	7,317	109	1.99	7,286	50	0.91

Total interest-earning assets	947,555	37,436	5.28	1,033,336	44,467	5.75

Interest-bearing liabilities:
NOW accounts	98,402	83	0.11	109,750	110	0.13
Savings accounts	32,638	33	0.14	30,190	28	0.12
Money market accounts	138,303	1,091	1.05	101,428	1,059	1.40
Certificates	242,777	4,293	2.36	259,562	6,022	3.10
Brokered deposits	165,607	3,627	2.93	240,430	6,657	3.70
Advances and other borrowings	133,511	4,585	4.59	163,357	4,732	3.87

Total interest-bearing liabilities	811,238			904,717
Non-interest checking	82,881			68,369
Other non-interest bearing deposits	1,578			1,324

Total interest-bearing liabilities and non-interest bearing deposits	$895,697	13,712	2.05	$974,410	18,608	2.55

Net interest income		$23,724			$25,859

Net interest rate spread			3.24%			3.20%

Net interest margin			3.35%			3.35%

Provision for Loan Losses
The provision for loan losses is recorded to bring the allowance for loan losses to a level deemed appropriate by management based on factors disclosed in the critical accounting policies previously discussed. The provision for loan losses was $11.9 million for the third quarter of 2010, an increase of $8.5 million, compared to $3.4 million for the third quarter of 2009. The provision increased primarily because of the additional reserves established on commercial real estate loans due to decreases in the estimated value of the underlying collateral supporting the loans and an increase in the reserves required for other risk rated commercial loans as result of an internal loan portfolio analysis.
The provision for loan losses was $22.8 million for the first nine-months of 2010, a decrease of $0.4 million, from $23.2 million for the same nine-month period in 2009. The provision for loan losses remained elevated in the first nine months of 2010 primarily because of the $15.4 million in additional reserves established on commercial real estate and commercial business loans primarily as a result of decreases in the estimated value of the underlying collateral supporting the loans, $1.5 million in additional reserves established on other loans due to risk rating changes, $1.6 million in additional reserves established on a commercial loan due to the borrower filing bankruptcy and a $4.3 million increase in the reserves required for other risk rated commercial loans as a result of an internal loan portfolio analysis.
A rollforward of the Company’s allowance for loan losses for the three and nine month periods ended September 30, 2010 and September 30, 2009 is summarized as follows:

(in thousands)	2010	2009
Balance at June 30,	$26,027	$25,403
Provision	11,946	3,381
Charge offs:
One-to-four family	0	(17)
Consumer	(406)	(586)
Commercial business	(1,061)	0
Commercial real estate	(3,045)	(1,236)

Total charge offs	(4,512)	(1,839)
Recoveries	29	99

Balance at September 30,	$33,490	$27,044

General allowance	$16,292	$11,877
Specific allowance	17,198	15,167

	$33,490	$27,044

(in thousands)	2010	2009
Balance at January 1,	$23,811	$21,257
Provision	22,839	23,254
Charge offs:
One-to-four family	(168)	(82)
Consumer	(795)	(1,692)
Commercial business	(5,803)	(5,352)
Commercial real estate	(6,524)	(11,017)

Total charge offs	(13,290)	(18,143)
Recoveries	130	676

Balance at September 30,	$33,490	$27,044

General allowance	$16,292	$11,877
Specific allowance	17,198	15,167

	$33,490	$27,044

Non-Interest Income
Non-interest income was $1.9 million for the third quarter of 2010, the same as for the third quarter of 2009. Fees and service charges decreased $62,000 between the periods primarily because of decreased ATM fees as a result of exiting a customer ATM relationship in the first quarter of 2010. Gain on sales of loans increased $58,000 due to an increase in the margin realized on the single-family mortgage loans that were sold. Other income increased $11,000 due to a decrease in the losses recognized on the sale of assets between the periods.
Non-interest income was $5.2 million for the first nine months of 2010, a decrease of $0.8 million, or 12.6%, from $6.0 million for the same period in 2009. Gain on sales of loans decreased $526,000 between the periods primarily because of a decrease in the gains recognized on the sale of single-family mortgage loans caused by a decrease in loan originations and sales between the periods. Fees and service charges decreased $337,000 between the periods primarily because of decreased overdraft and ATM fees as a result of exiting a customer ATM relationship in the first quarter of 2010. Other income increased $77,000 primarily as a result of decreased losses on limited partnerships and increased rental income. Mortgage servicing fees increased $36,000 between the periods due to an increase in the single-family mortgage loans being serviced.
Non-Interest Expense
Non-interest expense was $7.0 million for the third quarter of 2010, an increase of $1.0 million, or 15.8%, from $6.0 million for the same period of 2009. Loss on real estate owned changed $741,000, from a gain of $357,000 in the third quarter of 2009 to a loss of $384,000 in the third quarter of 2010. Compensation and benefits expense increased $176,000 between the periods primarily because of increased personnel in the commercial loan recovery area and increased pension costs as a result of an increase in the payments required on a defined benefit plan that was frozen in 2002. Deposit insurance expense increased $86,000 as a result of increased insurance premiums between the periods. Occupancy expense increased $85,000 primarily because of increased software maintenance fees. Other non-interest expenses decreased $128,000 primarily because of a decrease in the costs related to other real estate owned.
Non-interest expense was $19.3 million for the first nine months of 2010, a decrease of $5.8 million, or 22.9%, from $25.1 million for the same period in 2009. Losses on real estate owned decreased $4.2 million between the periods because of the decreases in the losses recognized on real estate sold. Other non-interest expenses decreased $1.5 million due primarily to the $1.2 million impact of the reversal of the accrued interest on a state tax assessment as a result of a favorable Minnesota Supreme Court ruling in the second quarter of 2010, a $152,000 decrease in item processing charges as a result of implementing improved clearing procedures and an $88,000 decrease in postage and printing supplies as a result of increasing the number of customers receiving electronic statements. Compensation expense decreased $97,000 primarily because of a decrease in incentive compensation between the periods. Occupancy expense increased $50,000 primarily because of increased monthly software maintenance fees.
Income Tax Expense
Income tax expense was $97,000 in the third quarter of 2010, a decrease of $78,000, from $175,000 in the third quarter of 2009. In the second quarter of 2010, the Company recorded a valuation reserve against the entire deferred tax asset balance. Since the valuation reserve is established against the entire deferred tax asset balance at September 30, 2010, the only amount included as income tax expense for the third quarter of 2010 relates to the taxes on the change in the fair market value of the available for sale investment portfolio.
The effect of income taxes changed $11.3 million between the periods from a benefit of $5.5 million for the nine month period ended September 30, 2009 to an expense of $5.8 million for the nine month period ended September 30, 2010. In the second quarter of 2009, additional income tax expense of $1.0 million was recorded, which was a reduction of the overall tax benefit, as a result of an unfavorable tax court ruling in that quarter related to the tax treatment of the inter-company dividends paid to the Bank by a former subsidiary in prior tax years. Excluding this adjustment, the effective tax rate would have been 39.6% for the first nine months of 2009. In the first nine months of 2010, income taxes were increased $12.2 million as a result of recording a deferred tax asset valuation reserve, which was partially offset by a $1.2 million tax benefit recorded as a result of a favorable Minnesota Supreme Court tax ruling during the period, which reversed the unfavorable tax court ruling from 2009. Excluding these adjustments, the effective tax rate would have been 39.0% for the first nine months of 2010.

Non-Performing Assets
The following table summarizes the amounts and categories of non-performing assets in the Bank’s portfolio and loan delinquency information as of the end of the two most recently completed quarters and December 31, 2009.

	September 30,	June 30,	December 31,
(Dollars in thousands)	2010	2010	2009
Non-Accruing Loans:
One-to-four family real estate	$3,222	$2,431	$2,132
Commercial real estate	33,715	31,916	37,122
Consumer	348	364	4,086
Commercial business	25,721	24,812	17,787

Total	63,006	59,523	61,127

Foreclosed and Repossessed Assets:
One-to-four family real estate	906	934	1,011
Consumer	14	0	5
Commercial real estate	17,653	10,687	15,246

Total non-performing assets	$81,579	$71,144	$77,389

Total as a percentage of total assets	8.99%	7.30%	7.47%

Total non-performing loans	$63,006	$59,523	$61,127

Total as a percentage of total loans receivable, net	9.00%	7.99%	7.65%

Allowance for loan loss to non-performing loans	53.15%	43.73%	38.95%

Delinquency Data:
Delinquencies (1)
30+ days	$16,416	$14,819	$11,140
90+ days	0	0	0
Delinquencies as a percentage of loan and lease portfolio (1)
30+ days	2.28%	1.95%	1.37%
90+ days	0.00%	0.00%	0.00%

(1)	Excludes non-accrual loans.
The Company had specific reserves established against the above non-accruing loans of $17.2 million, $14.9 million and $12.1 million, respectively, at September 30, 2010, June 30, 2010 and December 31, 2009. The increase in loans that were more than 30 days delinquent at September 30, 2010, when compared to the previous quarter, relates primarily to a $3.3 million increase in delinquent commercial real estate loans and a $0.4 million increase in delinquent mortgage and other loans that was partially offset by a $2.1 million decrease in delinquent construction loans.
Total non-performing assets were $81.6 million at September 30, 2010, an increase of $10.5 million, or 14.7%, from $71.1 million at June 30, 2010. Non-performing loans increased $3.5 million and foreclosed and repossessed assets increased $7.0 million during the third quarter of 2010. The non-performing loan and foreclosed and repossessed asset activity for the quarter was as follows:

(Dollars in thousands)

Non-performing loans
June 30, 2010	$59,523
Classified as non-performing	17,301
Charge offs	(4,482)
Principal payments received	(807)
Classified as accruing	(1,054)
Transferred to real estate owned	(7,475)

September 30, 2010	$63,006

Foreclosed and repossessed assets
June 30, 2010	$11,621
Transferred from non-performing loans	7,475
Other foreclosures/repossessions	45
Real estate sold	(61)
Net gain on sale of assets	10
Write downs	(517)

September 30, 2010	$18,573

The increase in non-performing loans is primarily the result of four residential development loans totaling $12.4 million that were classified as non-performing during the quarter.

Total non-performing assets were $81.6 million at September 30, 2010, an increase of $4.2 million from $77.4 million at December 31, 2009. Non-performing loans increased $1.9 million and foreclosed and repossessed assets increased $2.3 million during the nine-month period. The non-performing loan and foreclosed and repossessed asset activity for the first nine months of 2010 was as follows:

(Dollars in thousands)

Non-performing loans
December 31, 2009	$61,127
Classified as non-performing	45,396
Charge offs	(13,260)
Principal payments received	(12,934)
Classified as accruing	(2,414)
Transferred to real estate owned	(14,909)

September 30, 2010	$63,006

Foreclosed and repossessed assets
December 31, 2009	$16,262
Transferred from non-performing loans	14,909
Other foreclosures/repossessions	954
Real estate sold	(13,693)
Net gain on sale of assets	744
Write downs	(603)

September 30, 2010	$18,573

The following table summarizes the number of lending relationships and types of commercial real estate loans that were non-performing as of the end of the two most recent quarters and December 31, 2009.

		Principal		Principal		Principal
		Amount of Loan		Amount of Loan		Amount of Loan
(Dollars in thousands)		September 30,		June 30,		December 31,
Property Type	#	2010	#	2010	#	2009

Residential developments	9	$24,311	7	$11,895	7	$12,030
Single family homes	3	2,651	2	2,856	2	3,088
Hotels	0	0	1	4,999	1	4,999
Alternative fuel plants	1	4,994	1	4,992	2	12,834
Shopping centers/retail	2	1,075	2	1,095	2	1,136
Restaurants/bar	2	684	2	707	4	2,436
Office buildings	0	0	1	5,372	1	599

	17	$33,715	16	$31,916	19	$37,122

The Company had specific reserves established against the above commercial real estate loans of $7.8 million, $7.2 million and $7.7 million, respectively, at September 30, 2010, June 30, 2010 and December 31, 2009. The following table summarizes the number of lending relationships and industry of commercial business loans that were non-performing for the two most recent quarters and December 31, 2009.

		Principal		Principal		Principal
		Amount of Loan		Amount of Loan		Amount of Loan
(Dollars in thousands)		September 30,		June 30,		December 31,
Property Type	#	2010	#	2010	#	2009

Construction/development	7	$7,317	7	$7,366	5	$4,094
Finance	2	517	2	650	2	8,764
Alternative fuels	0	0	1	926	1	756
Retail	1	2,504	1	2,504	1	32
Banking	2	8,223	2	8,233	1	3,248
Entertainment	1	321	1	487	1	893
Utilities	1	4,629	1	4,646	0	0
Residential rental	1	350	0	0	0	0
Service industry	3	12	0	0	0	0
Restaurant	2	1,848	0	0	0	0

	20	$25,721	15	24,812	11	$17,787

The Company had specific reserves established against the above commercial business loans of $8.6 million, $7.0 million and $3.4 million, respectively, at September 30, 2010, June 30, 2010 and December 31, 2009.
At September 30, 2010, June 30, 2010 and December 31, 2009, impaired loans were $63.0 million, $59.5 million and $61.1 million, respectively, for which the related allowance for loan losses was $17.2 million, $14.9 million, and $12.1 million, respectively. Impaired loans for which no specific allowance has been recorded because management determined that the collateral was sufficient to repay the loan totaled $5.6 million, $11.1 million and $17.0 million at September 30, 2010, June 30, 2010 and December 31, 2009, respectively.

In addition to the non-performing assets in the prior table of all non-performing assets, as of September 30, 2010, the Bank held 30 loans (relating to five relationships) for which the interest rates were modified in troubled debt restructurings in the last twelve month period. The principal balances of the loans that were modified totaled $15.2 million and related to a variety of commercial real estate loans, a single family home loan, an auto loan and home equity loans. The loans were not classified as non-performing as it is anticipated that the borrowers will be able to make all of the required principal and interest payments under the modified terms of the loans. The Bank has no outstanding commitments to lend additional funds to these borrowers.
Dividends
The declaration of dividends on common stock is at the discretion of the Company’s Board of Directors and is subject to, among other things, the Company’s financial condition and results of operations, the Bank’s compliance with its regulatory capital requirements, including risk based capital requirements, limitations imposed through the Company’s participation in the U.S. Treasury’s Capital Purchase Program, tax considerations, industry standards, economic conditions, regulatory restrictions, general business practices and other factors. The Bank’s capital position at September 30, 2010 remained above the levels required for the Bank to be considered a well-capitalized financial institution by regulatory standards. The payment of dividends is dependent upon the Company having adequate cash or other assets that can be converted to cash to pay dividends to its stockholders. The Company suspended the payment of quarterly cash dividends to common stockholders in the fourth quarter of 2008 due to the net operating loss experienced and the challenging economic environment. It is not anticipated that dividends on common stock will be paid over the next 12 months because of our desire to preserve capital. In addition, under the terms of the informal written agreement that the Company entered into with the Office of Thrift Supervision (OTS), effective December 9, 2009, the Company may not declare or pay any cash dividends, or repurchase or redeem any capital stock, without prior notice to, and consent of, the OTS. The Company is also restricted from repurchasing common stock because of the stock repurchase restriction imposed by its participation in the U.S. Treasury’s Capital Purchase Program. The Company currently anticipates making quarterly preferred dividend payments of $325,000 on the preferred stock issued to the Treasury for the first five years the preferred stock is outstanding and $585,000 each quarter thereafter if the preferred stock is not redeemed.
Liquidity and Capital Resources
For the nine months ended September 30, 2010, the net cash provided by operating activities was $21.8 million. The Company collected $100.0 million from the maturities of securities, $14.5 million from principal repayments on securities, $13.8 million from the sales of real estate and $1.2 million from the redemption of FHLB stock. It purchased securities available for sale of $103.2 million, FHLB stock of $1.7 million and premises and equipment of $0.2 million. Net loans receivable decreased $58.1 million due primarily to a decrease in commercial loan originations and prepayments on single-family mortgage loans. The Company had a net decrease in deposit balances of $110.4 million of which $88.3 million was brokered deposits, and received and repaid $38.5 million and $37.0 million, respectively in FHLB/FRB advances. The Company did not purchase any common stock and paid $1.0 million in preferred stock dividends to the U.S. Treasury.
At September 30, 2010, the Company had certificates of deposit with outstanding balances of $203.3 million that become due over the next 12 months. Based upon past experience, management anticipates that the majority of the deposits will renew for another term. The Company believes that deposits that do not renew will be replaced with deposits from other customers or brokers. FHLB/FRB advances or proceeds from the sale of securities could also be used to replace unanticipated outflows of deposits. The Company has established combined lines of credit with the FHLB/FRB and unpledged investment securities totaling $163.2 million at September 30, 2010 that could be used to fund any short-term cash needs.
At September 30, 2010, the Company had deposits of $48.1 million in checking and money market accounts with customers that have individual balances greater than $5.0 million. These funds may be withdrawn at any time, and management anticipates that $5.0 million of these deposits will be withdrawn from the Bank over the next twelve months as they are scheduled for disbursement. The Company expects these deposits to be replaced primarily with brokered deposits or advances from the FHLB or FRB. Management anticipates that the majority of the remaining large checking and money market accounts will remain on deposit with the Bank. If these deposits were to be withdrawn, the Company expects they would be replaced with deposits from other customers or brokers. Advances from the FHLB or the FRB, or proceeds from the sale of securities could also be used to replace unanticipated outflows of large checking and money market deposits.
At September 30, 2010, the Company had $70.0 million of FHLB advances which mature beyond September 30, 2011 but have call features that can be exercised by the FHLB during the next twelve months. As the advances mature or if the call features are exercised, the Company has the option of requesting any advance otherwise available to it pursuant to the credit policy of the FHLB.
At September 30, 2010, the Bank had the ability to draw additional borrowings from the FHLB of $24.6 million based upon the mortgage loans pledged, subject to a requirement to purchase additional FHLB stock and the FHLB’s approval at time of request. At September 30, 2010, the Bank also had the ability to draw additional borrowings of $91.3 million from the FRB based upon the loans pledged with it. Management continues to believe that the Bank’s liquidity levels are adequate.
Market Risk
Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises primarily from interest rate risk inherent in its investing, lending and deposit taking activities. Management actively monitors and manages its interest rate risk exposure.
The Company’s profitability is affected by fluctuations in interest rates. A sudden and substantial change in interest rates may adversely impact the Company’s earnings to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Company monitors the projected changes in net interest income that occur if interest rates were to suddenly change up or down. The Rate Shock Table located in the following Asset/Liability Management section of this report discloses the Company’s projected changes in net interest income based upon immediate interest rate changes called rate shocks.
The Company utilizes a model that uses the discounted cash flows from its interest-earning assets and its interest-bearing liabilities to calculate the current market value of those assets and liabilities. The model also calculates the changes in market value of the interest-earning assets and interest-bearing liabilities due to different interest rate changes.
The following table discloses the projected changes in market value to the Company’s interest-earning assets and interest-bearing liabilities based upon incremental 100 basis point changes in interest rates from interest rates in effect on September 30, 2010.

Other than trading portfolio	Market Value
(Dollars in thousands)
Basis point change in interest rates	-100	0	+100	+200

Total market risk sensitive assets	$893,193	880,004	865,718	848,619
Total market risk sensitive liabilities	843,481	830,838	816,920	803,145
Off-balance sheet financial instruments	406	0	712	1,343

Net market risk	$49,306	49,166	48,086	44,131

Percentage change from current market value	0.28%	0.00%	(2.20)%	(10.24)%

The preceding table was prepared utilizing the following assumptions (Model Assumptions) regarding prepayment and decay ratios, which were determined by management based upon their review of historical prepayment speeds and future prepayment projections. Fixed rate loans were assumed to prepay at annual rates of between 6% to 71%, depending on the note rate and the period to maturity. Adjustable rate mortgages (ARMs) were assumed to prepay at annual rates of between 12% and 34%, depending on the note rate and the period to maturity. Growing Equity Mortgage (GEM) loans were assumed to prepay at annual rates of between 8% and 45% depending on the note rate and the period to maturity. Mortgage-backed securities and Collateralized Mortgage Obligations (CMOs) were projected to have prepayments based upon the underlying collateral securing the instrument and the related cash flow priority of the CMO tranche owned. Certificate accounts were assumed not to be withdrawn until maturity. Passbook accounts were assumed to decay at an annual rate of 23%, money market accounts were assumed to decay at an annual rate of 25%, non-interest checking was assumed to decay at an annual rate of 19% and NOW accounts were assumed to decay at an annual rate of 21%. Commercial non-interest checking was assumed to decay at an annual rate of 19%, commercial NOW accounts and money market accounts were assumed to decay at annual rates of 21% and 25%, respectively. FHLB advances were projected to be called at the first call date where the projected interest rate on similar remaining term advances exceeded the interest rate on the Company’s callable advance.
Certain shortcomings are inherent in the method of analysis presented in the preceeding table. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates. The model assumes that the difference between the current interest rate being earned or paid compared to a treasury instrument or other interest index with a similar term to maturity (the Interest Spread) will remain constant over the interest changes disclosed in the table. Changes in Interest Spread could impact projected market value changes. Certain assets, such as ARMs, have features which restrict changes in interest rates on a short-term basis and over the life of the assets. The market value of the interest-bearing assets which are approaching their lifetime interest rate caps could be different from the values disclosed in the table. In the event of a change in interest rates, prepayment and early withdrawal levels may deviate significantly from those assumed in calculating the foregoing table. The ability of many borrowers to service their debt may decrease in the event of a substantial sustained interest rate increase.
Asset/Liability Management
The Company’s management reviews the impact that changing interest rates will have on its net interest income projected for the twelve months following September 30, 2010 to determine if its current level of interest rate risk is acceptable. The following table projects the estimated annual impact on net interest income of immediate interest rate changes called rate shocks.

(Dollars in thousands)
	Projected
Rate Shock in	Change in Net	Percentage
Basis Points	Interest Income	Change
+200	630	2.16%
+100	482	1.66%
0	0	0.00%
-100	(695)	(2.39)%
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
In an attempt to manage its exposure to changes in interest rates, management closely monitors interest rate risk. The Bank has an Asset/Liability Committee (Committee)which meets frequently to discuss changes in the interest rate risk position and projected profitability. The Committee makes adjustments to the asset-liability position of the Bank, which are reviewed by the Board of Directors of the Bank (Board). This Committee also reviews the Bank’s portfolio, formulates investment strategies and oversees the timing and implementation of transactions to assure attainment of the Board’s objectives in the most effective manner. In addition, each quarter the Board reviews the Bank’s asset/liability position, including simulations of the effect on the Bank’s capital of various interest rate scenarios.
In managing its asset/liability mix, the Bank, depending on the relationship between long- and short-term interest rates, market conditions and consumer preference, may place more emphasis on managing net interest margin than on better matching the interest rate sensitivity of its assets and liabilities in an effort to enhance net interest income. Management believes that the increased net interest income resulting from a mismatch in the maturity of its asset and liability portfolios can, in certain situations, provide high enough returns to justify the increased exposure to sudden and unexpected changes in interest rates.

To the extent consistent with its interest rate spread objectives, the Bank attempts to manage its interest rate risk and has taken a number of steps to structure its balance sheet in order to better match the maturities of its assets and liabilities. The Bank has primarily focused its fixed rate one-to-four family residential lending program on loans that are saleable to third parties and generally places only those fixed rate loans that meet certain risk characteristics into its loan portfolio. The Bank’s commercial loan production has primarily been in adjustable rate loans while the fixed rate commercial loans placed in the portfolio have been shorter-term loans, usually with maturities of five years or less, in order to manage the Company’s interest rate risk exposure.
Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements other than commitments to originate and sell loans in the ordinary course of business.
Item 4T: Controls and Procedures
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
In July 2010, Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.
Certain provisions of the Dodd-Frank Act are expected to have a near term impact on the Company. For example, the new law provides that the Office of Thrift Supervision, which currently is the primary federal regulator for the Company and the Bank, will cease to exist one year from the date of the new law’s enactment. The Office of the Comptroller of the Currency, which is currently the primary federal regulator for national banks, will become the primary federal regulator for federal thrifts, including the Bank. The Board of Governors of the Federal Reserve System will supervise and regulate all savings and loan holding companies that were formerly regulated by the Office of Thrift Supervision, including the Company.
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
The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Savings institutions with $10 billion or less in assets, such as the Bank, will continue to be examined for compliance with the consumer laws by their primary bank regulators. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws. The Dodd-Frank Act also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives.

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

HMN FINANCIAL, INC. Registrant
Date: November 2, 2010	By:	/s/ Bradley Krehbiel
Bradley Krehbiel, President
(Principal Executive Officer and Duly Authorized Representative)

Date: November 2, 2010	By:	/s/ Jon Eberle
Jon Eberle,
Chief Financial Officer (Principal Financial Officer)

HMN FINANCIAL, INC.
INDEX TO EXHIBITS
FOR FORM 10-Q

Sequential
Page Numbering
		Reference	Where Attached
		to Prior	Exhibits Are
Regulation S-K		Filing or	Located in This
Exhibit Number	Document Attached Hereto	Exhibit	Report

3.1	Amended and Restated Certificate of Incorporation	*1	N/A

3.2	Amended and Restated By-laws	*2	N/A

4	Form of Common Stock	*3	N/A

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	31.1	Filed electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	31.2	Filed electronically

32	Section 1350 Certification of CEO and CFO	32	Filed Electronically

*1	Incorporated by reference to Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1998 (File No. 0-24100).

*2	Incorporated by reference to the same numbered exhibit to the Company’s Quarterly Report on Form 10-Q, as amended, for the period ended September 30, 2008 (File 0-24100).

*3	Incorporated by reference to the same numbered exhibit to the Company’s Registration Statement on Form S-1 dated April 1, 1994 (File No. 33-77212).