Form 10-K
period 2010-12-31
HMN FINANCIAL INC
filed 2011-03-04
CIK 921183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
Securities Registered Pursuant to Section 12(b) of the Act: Common Stock, par value $.01 per share(Title of each class)
Securities Registered Pursuant to Section 12(g) of the Act: None
Name of each exchange on which registered: Nasdaq Global Market
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).YES ☐ NO☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of June 30, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $12.9 million based on the closing stock price of $4.58 on such date as reported on the Nasdaq Global Market.
As of February 18, 2011, the number of outstanding shares of common stock of the registrant was 4,388,399.

DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s annual report to stockholders for the year ended December 31, 2010, are incorporated by reference in Parts I, II and IV of this Form 10-K. Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the registrant’s fiscal year ended December 31, 2010 are incorporated by reference in Part III of this Form 10-K.

Forward-Looking Statements
The information presented or incorporated by reference in this Annual Report on Form 10-K under the headings “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These statements are often identified by such forward-looking terminology as “expect,” “intent,” “look,” “believe,” “anticipate,” “estimate,” “project,” “seek,” “may,” “will,” “would,” “could,” “should,” “trend,” “target,” and “goal” or similar statements or variations of such terms and include, but are not limited to those relating to the adequacy and amount of available liquidity and capital resources to the Bank, the Company’s liquidity and capital requirements, changes in the size of the Bank’s loan portfolio, the recovery of the valuation allowance on deferred tax assets, the amount and mix of the Bank’s non-performing assets and the adequacy of the allowance there for, future losses on non-performing assets, the amount of interest-earning assets, the amount and mix of brokered and other deposits (including the Company’s ability to renew brokered deposits), the availability of alternate funding sources, the payment of dividends, the future outlook for the Company, and the Company’s and the Bank’s compliance with regulatory standards generally (including the Bank’s status as “well-capitalized”), and supervisory agreements, individual capital requirements or other supervisory directives or requirements to which the Company or the Bank are expressly subject, specifically. A number of factors could cause actual results to differ materially from the Company’s assumptions and expectations. These include but are not limited to the adequacy and marketability of real estate securing loans to borrowers, possible legislative and regulatory changes, including changes in the degree and manner of regulatory supervision, the ability of the Company and the Bank to establish and adhere to plans and policies relating to, among other things, capital, business, non-performing assets, loan modifications, documentation of loan loss allowance and concentrations of credit that are satisfactory to the OTS in accordance with the terms of the Company and Bank supervisory agreements and to otherwise manage the operations of the Company and the Bank to ensure compliance with other requirements set forth in the supervisory agreements; the ability of the Company and the Bank to obtain required consents from the OTS under the supervisory agreements or other directives; adverse economic, business and competitive developments such as shrinking interest margins, reduced collateral values, deposit outflows and reduced demand for financial services and loan products; changes in accounting policies and guidelines, or monetary and fiscal policies of the federal government or tax laws; international economic developments; changes in credit or other risks posed by the Company’s loan and investment portfolios; technological, computer-related or operational difficulties; adverse changes in securities markets; results of litigation; collateral advance rates and policies of the FHLB; costs associated with alternate funding sources; or other significant uncertainties. Additional factors that may cause actual results to differ from the Company’s assumptions and expectations include those set forth in this Form 10-K. All forward-looking statements are qualified by, and should be considered in conjunction with, such cautionary statements. For additional discussion of the risks and uncertainties applicable to the Company, see the “Risk Factors” section of this Form 10-K.

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
Market Area
The Company serves the southern Minnesota counties of Fillmore, Freeborn, Houston, Mower, Olmsted and Winona and portions of Steele, Dodge, Goodhue and Wabasha through its corporate office located in Rochester, Minnesota and its ten branch offices located in Albert Lea, Austin, La Crescent, Rochester, Spring Valley and Winona, Minnesota. The portion of the Company’s southern Minnesota market area consisting of Rochester and the contiguous communities is composed of primarily urban and suburban communities, while the balance of the Company’s southern Minnesota market area consists primarily of rural areas and small towns. Primary industries in the Company’s southern Minnesota market area include manufacturing, agriculture, health care, wholesale and retail trade, service industries and education. Major employers include the Mayo Clinic, Hormel Foods (a food processing company), and IBM. The Company’s market area is also the home of Winona State University, Rochester Community and Technical College, University of Minnesota — Rochester, Winona State University — Rochester Center and Austin’s Riverland Community College.
The Company serves Dakota County, in the southern portion of the Minneapolis and St. Paul metropolitan area, from its office located in Eagan, Minnesota. Major employers in this market area include Delta Airlines, Cenex Harvest States (cooperative), Flint Hills Resources LP (oil refinery), Unisys Corp (computer software) and West Group, a Thomson Reuters business (legal research).
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
Based upon information obtained from the U.S. Census Bureau for 2009 (the last year for which information is available), the population of the six primary counties in the Bank’s southern Minnesota market area was estimated as follows: Fillmore — 20,838; Freeborn — 31,002; Houston — 19,244; Mower — 38,215; Olmsted — 143,962; and Winona — 49,436. For these same six counties, the median household income from the U.S. Census Bureau for 2008 (the last year for which information is available) ranged from $45,155 to $66,993. The population of Dakota County was 396,500 and the median household income was $71,988. With respect to Iowa, the population of Marshall County was 39,259 and the population of Tama County was 17,377. The median household income of these two counties ranged from $44,615 to $47,298.
The Company also serves a diverse high net worth customer base primarily in the seven county metropolitan area of Minneapolis and St. Paul from its private banking office, located in Edina, Minnesota. The Company serves a similar group of individuals and businesses in Olmsted County from its private banking office located in Rochester, Minnesota.
Lending Activities
General. Historically, the Company has originated 15 and 30 year fixed rate mortgage loans secured by one-to-four family residences for its loan portfolio. Over the past 10 years, the Company has focused on managing interest rate risk and increasing interest income by increasing its investment in shorter term and generally higher yielding commercial real estate, commercial business and construction loans, while reducing its investment in longer term one-to-four family real estate loans. The Company continues to originate 15 and 30 year fixed rate mortgage loans and some shorter term fixed rate loans. The shorter term fixed and adjustable rate loans are placed into portfolio, while the majority of the 15 and 30 year fixed rate mortgage loans are sold in the secondary mortgage market. Mortgage interest rates were at historical lows in 2010 and very few 15 and 30 year loans were placed into portfolio as most were sold into the secondary market in order to manage the Company’s interest rate risk position. The Company also offers an array of consumer loan products that include both open and closed end home equity loans. Home equity lines of credit have adjustable interest rates based upon the prime rate, as published in the Wall Street Journal, plus a margin. Refer to Notes 4 and 5 of the Notes to Consolidated Financial Statements in the Annual Report for more information on the loan portfolio (incorporated by reference in Item 8 of Part II of this Form 10-K).

The following table shows the composition of the Company’s loan portfolio by fixed and adjustable rate loans as of December 31:

	2010		2009		2008		2007		2006
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Fixed rate Loans
Real estate:
One-to-four family:
GEM	$4,221	0.60%	$7,590	0.92%	$8,962	0.97%	$11,854	1.34%	$13,335	1.70%
Other	65,203	9.20	70,104	8.50	79,728	8.62	80,663	9.14	62,184	7.92

Total one-to-four family	69,424	9.80	77,694	9.42	88,690	9.59	92,517	10.48	75,519	9.62
Multi-family	23,079	3.26	11,455	1.39	4,703	0.50	5,952	0.68	6,238	0.80
Commercial	110,267	15.56	103,036	12.49	91,835	9.93	69,276	7.84	100,562	12.80
Construction or development	5,743	0.81	11,148	1.35	29,344	3.17	16,519	1.87	6,640	0.84

Total real estate loans	208,513	29.43	203,333	24.65	214,572	23.19	184,264	20.87	188,959	24.06

Consumer loans:
Savings	534	0.07	324	0.04	277	0.03	358	0.04	814	0.10
Automobile	604	0.09	902	0.11	1,333	0.15	1,730	0.20	3,093	0.39
Home equity	18,127	2.56	21,396	2.59	22,961	2.48	20,249	2.29	21,181	2.70
Mobile home	764	0.11	977	0.12	1,316	0.14	1,699	0.19	2,052	0.26
Land/Lot loans	2,139	0.30	2,554	0.31	1,956	0.21	2,616	0.30	1,426	0.18
Other	2,790	0.39	4,777	0.58	3,087	0.33	2,007	0.23	2,192	0.28

Total consumer loans	24,958	3.52	30,930	3.75	30,930	3.34	28,659	3.25	30,758	3.91
Commercial business loans	68,962	9.73	76,936	9.33	90,458	9.78	90,688	10.27	65,347	8.32

Total non-real estate loans	93,920	13.25	107,866	13.08	121,388	13.12	119,347	13.52	96,105	12.23

Total fixed rate loans	302,433	42.68	311,199	37.73	335,960	36.31	303,611	34.39	285,064	36.29

Adjustable rate Loans
Real estate:
One-to-four family	59,111	8.34	66,937	8.12	73,299	7.92	60,456	6.85	58,751	7.48
Multi-family	25,187	3.56	47,811	5.80	24,589	2.66	23,120	2.62	23,624	3.01
Commercial	182,607	25.77	209,678	25.42	233,469	25.23	212,547	24.08	193,928	24.69
Construction or development	9,508	1.34	29,264	3.54	78,939	8.53	94,516	10.70	53,538	6.82

Total real estate loans	276,413	39.01	353,690	42.88	410,296	44.34	390,639	44.25	329,841	42.00

Consumer:
Home equity	44,647	6.30	50,061	6.07	52,194	5.64	51,322	5.81	54,328	6.91
Land/Lot loans	371	0.05	636	0.08	1,013	0.11	1,535	0.17	4,076	0.52
Other	627	0.09	588	0.07	2,464	0.27	3,393	0.39	686	0.09

Total consumer loans	45,645	6.44	51,285	6.22	55,671	6.02	56,250	6.37	59,090	7.52
Commercial business loans	84,077	11.87	108,589	13.17	123,317	13.33	132,271	14.99	111,423	14.19

Total non-real estate loans	129,722	18.31	159,874	19.39	178,988	19.35	188,521	21.36	170,513	21.71

Total adjustable rate loans	406,135	57.32	513,564	62.27	589,284	63.69	579,160	65.61	500,354	63.71

Total loans	708,568	100.00%	824,763	100.00%	925,244	100.00%	882,771	100.00%	785,418	100.00%

Less
Loans in process *	0		0		0		3,011		5,252
Unamortized (premiums) discounts	413		177		569		(11)		40
Net deferred loan fees	1,086		1,518		2,529		2,245		2,021
Allowance for losses on loans	42,828		23,812		21,257		12,438		9,873

Total loans receivable, net	$664,241		$799,256		$900,889		$865,088		$768,232

*	- Core data processing systems converted in 2008, loans in process amounts are reflected in loan amounts in table.

The following table illustrates the interest rate maturities of the Company’s loan portfolio at December 31, 2010. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. Scheduled repayments of principal are reflected in the year in which they are scheduled to be paid. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate
			Multi-family and		Construction or
	One-to-four family		Commercial		Development		Consumer		Commercial Business		Total
		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted
Due During Years Ending		Average		Average		Average		Average		Average		Average
December 31,	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
2011 (1)	$22,446	5.54%	$86,887	4.53%	$8,308	3.12%	$4,046	9.03%	$61,539	4.29%	$183,226	4.61%
2012	6,840	6.11	39,971	5.22	1,665	4.93	2,784	7.56	48,829	5.84	100,089	5.64
2013	7,169	5.35	69,533	5.28	2,333	0.00	5,000	6.32	17,665	4.24	101,700	5.03
2014 through 2015	2,578	6.63	31,894	5.86	566	4.26	9,981	6.51	8,472	6.76	53,491	6.14
2016 through 2020	13,942	5.74	68,829	6.37	0	0.00	4,208	7.58	15,517	6.77	102,496	6.39
2021 through 2035	24,434	4.49	43,723	6.26	650	6.00	44,576	5.67	1,017	6.17	114,400	5.65
2036 and thereafter	51,126	5.54	303	5.25	1,729	4.88	8	0.00	0	0.00	53,166	5.52

	$128,535		$341,140		$15,251		$70,603		$153,039		$708,568

(1)	Includes demand loans, loans having no stated maturity and overdraft loans.
The total amount of loans due after December 31, 2011 that have predetermined interest rates is $219.9 million, while the total amount of loans due after such date that have floating or adjustable interest rates is $305.4 million. At December 31, 2010, construction or development loans were $10.7 million for one-to-four family dwellings, $3.9 million for multi-family and $0.7 million for nonresidential.

The aggregate amount of loans and extensions of credit that the Bank is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus. In addition to the 15% limit, the Bank is permitted to lend an additional amount equal to 10% of unimpaired capital and surplus if the additional amount is fully secured by “readily marketable collateral” having a current market value of at least 100% of the loan or extension of credit. Similarly, the Bank is permitted to lend additional amounts equal to the lesser of 30% of unimpaired capital and surplus or $30 million for certain residential development loans. Applicable law establishes a number of rules for combining loans to separate borrowers. Loans or extensions of credit to one person may be attributed to other persons if: (i) the proceed of a loan or extension of credit are used for the direct benefit of the other person; or (ii) a common enterprise is deemed to exist between persons. At December 31, 2010, based upon the 15% limitation, the Bank’s regulatory limit for loans to one borrower was approximately $13.7 million. At December 31, 2010, excluding loans subject to an exception to the 15% lending limit, loans to two borrowers exceeded the current 15% limitation, by $216,000 and $434,000, respectively. These loans are not considered to be a violation of the regulatory lending limit requirements as they were within the Bank’s lending limit when originated and the Bank is making efforts to bring these loans into compliance with the current lending limit. As of December 31, 2010, other loans also exceeded the 15% limit but were subject to additional limits referenced above. At December 31, 2010, the Bank’s largest aggregate amount of loans to one borrower totaled $24.4 million. All of the loans for the largest borrower were performing in accordance with their terms and the borrower had no affiliation with the Bank other than its relationship as a borrower.
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
One-to-four family loans that are equal to or less than the conforming/saleable loan dollar limits as established by FHLMC/FNMA may be approved by a Market President or designated underwriter. This limit was $417,000 for both 2010 and 2009. Loans up to and including $500,000, need the approval of one of the above personnel and a Loan Committee Member. Loans over $500,000 need approval from the Board of Directors or its Executive Committee.
The Bank’s individual commercial loan officers have the authority to approve loans that meet the guidelines established by the Bank’s commercial loan policy for loans up to $250,000 based on their individual delegated aggregate relationship authority. Individual delegated aggregate relationship authority varies by loan officer, with the highest individual authorities being $250,000. The aggregate relationship amount is determined by the total customer credit commitments outstanding plus the new loan request amount. The Business Banking Department Managers can approve loans up to a $500,000 aggregate relationship. The Chief Commercial Credit Officer and Limited Committee (consisting of the lender and the Business Banking Department Manager) or the Chief Credit Officer and Limited Committee have approval authorities for $1.0 million aggregate and $2.0 million aggregate, respectively. New relationship loan requests greater than $2.0 million to our internal loan limit to one borrower of $4.5 million, or existing loan relationship requests greater than $2.0 million to $7.5 million, are approved by the Senior Loan Committee. Any loan requests greater than these limits must be approved by the Bank’s Board of Directors or its Executive Loan Committee.
The Bank generally requires title insurance on its mortgage loans, as well as fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property. The Bank also requires flood insurance to protect the property securing its interest when the property is located in a flood plain.
One-to-Four Family Residential Real Estate Lending. At December 31, 2010, the Company’s one-to-four family real estate loans, consisting of both fixed rate and adjustable rate loans, totaled $128.5 million, a decrease of $16.1 million, from $144.6 million at December 31, 2009. The decrease in the one-to-four family loans in 2010 is the result of selling more of the loans that were originated into the secondary market, instead of placing them into the portfolio, in order to reduce the Company’s interest rate risk position. The Company’s short term strategy is to continue to sell the majority of the loans originated into the secondary market at least until market interest rates increase from their current levels.
The Company offers conventional fixed rate one-to-four family loans that have maximum terms of 30 years. In order to manage interest rate risk, the Company typically sells the majority of fixed rate loan originations with terms to maturity of 15 years or greater that are eligible for sale in the secondary market. The interest rates charged on the fixed rate loan products are based on the secondary market delivery rates, as well as other competitive factors. The Company also originates fixed rate loans with terms up to 30 years that are insured by the Federal Housing Authority (FHA), Veterans Administration, Minnesota Housing Finance Agency or Iowa Finance Authority.
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
In underwriting one-to-four family residential real estate loans, the Company evaluates the borrower’s credit history; ability to make principal, interest and escrow payments; the value of the property that will secure the loan; and debt to income ratios. Properties securing one-to-four family residential real estate loans made by the Company are appraised by independent appraisers. The Company originates residential mortgage loans with loan-to-value ratios up to 95% for owner-occupied homes and up to 90% for non-owner occupied homes; however, private mortgage insurance is generally required to reduce the Company’s exposure to 80% of value or less on most loans. In addition, all non-owner occupied properties must be self supporting using the debt service ratio requirements, which usually requires approximately a 50% down payment on one-to-four family dwellings. The Company generally seeks to underwrite its loans in accordance with secondary market or FHA standards.
The Company’s residential mortgage loans customarily include due-on-sale clauses giving it the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the property subject to the mortgage.
Fixed rate loans in the Company’s portfolio include both growing equity mortgages (GEM) loans and conventional fixed rate loans. The GEM loans require payments that increase after the first year. Under the GEM loans, the monthly payments required for the first year are established based on a 30-year amortization schedule. Depending upon the program selected, the payments may increase in the succeeding years by amounts ranging from 0% to 6.2%. Most of the GEM loans originated by the Company provide for at least four annual payment increases over the first five years of the loan. The increased payments required under GEM loans are applied to principal and have the effect of shortening the term to maturity; the GEM loans do not permit negative amortization. The Company currently offers one GEM product with a contractual maturity of approximately 15 years. The GEM loans are generally priced based upon loans with similar contractual maturities. The GEMs were targeted to consumers who anticipated future increases in income and who wanted an amortization schedule of less than 30 years. Low mortgage interest rates over the past several years have eliminated the demand for GEM loans as consumers have opted for shorter term fixed rate loans and none of these loans have been originated in the past three years. The decreased originations of GEM loans over the past several years has mitigated the risks associated with increasing loan payment amounts in a weakening economy with lower home values as those borrowers that have taken out these loans in the past have had time to build equity in their homes to offset a portion of the decline in value.

Commercial Real Estate and Multi-Family Lending. The Company originates permanent commercial real estate and multi-family loans secured by properties located primarily in its market area. It also purchases a limited amount of participations in commercial real estate and multi-family loans originated by third parties on properties outside of its market area. The commercial real estate and multi-family loan portfolio includes loans secured by motels, hotels, apartment buildings, churches, ethanol plants, manufacturing plants, office buildings, business facilities, shopping malls, nursing homes, golf courses, restaurants, warehouses and other non-residential building properties primarily located in the upper Midwestern portion of the United States.
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
Multi-family and commercial real estate loans generally present a higher level of risk than loans secured by one-to-four family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family and commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower’s ability to repay the loan may be impaired. At December 31, 2010, $36.7 million of loans in the commercial real estate portfolio were nonperforming, with the largest two relationships being an $5.9 million loan secured by a residential development in Minnesota and a $5.0 million loan secured by an alternative fuel plant in Nebraska.
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
At December 31, 2010, construction loans totaled $15.3 million, of which one-to-four family residential totaled $10.7 million, multi-family residential totaled $3.9 million and commercial real estate totaled $0.7 million.
The nature of construction loans makes them more difficult to evaluate and monitor, especially in a market where home prices have been declining. The risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value upon completion of the project, experience of the builder, and the estimated cost (including interest) of the project. If the estimate of value proves to be inaccurate, the Company may be confronted, at or prior to the maturity of the loan, with a project having a value that is insufficient to assure full repayment and/or the possibility of having to make substantial investments to complete and sell the project. Because defaults in repayment may not occur during the construction period, it may be difficult to identify problem loans at an early stage. In these cases, the Company may be required to modify the terms of the loan.
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
The Company’s home equity loans are written so that the total commitment amount, when combined with the balance of any other outstanding mortgage liens, may not exceed 95% of the appraised value of the property or an internally established market value. Internal market values are established using current market data, including tax assessment values and recent sales data, and are typically lower than third party appraised values. The closed-end home equity loans are written with fixed or adjustable rates with terms up to 15 years. The open-end home equity lines are written with an adjustable rate with a 10-year draw period that requires “interest only” payments followed by a 10-year repayment period that fully amortizes the outstanding balance. The consumer may access the open-end home equity line either by making a withdrawal at the Bank or writing a check on the home equity line of credit account. Open and closed-end equity loans, which are generally secured by second mortgages on the borrower’s principal residence, represented 88.9% of the Company’s consumer loan portfolio at December 31, 2010.
The underwriting standards employed by the Company for consumer loans include a determination of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount. Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or are secured by rapidly depreciable assets, such as automobiles or mobile homes. In these cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. At December 31, 2010, $0.2 million of the consumer loan portfolio was non-performing compared to $4.1 million at December 31, 2009.
Commercial Business Lending. The Company maintains a portfolio of commercial business loans to borrowers associated with the real estate industry as well as to retail, manufacturing operations and professional firms. The Company’s commercial business loans generally have terms ranging from six months to five years and may have either fixed or variable interest rates. The Company’s commercial business loans generally include personal guarantees and are usually, but not always, secured by business assets such as inventory, equipment, leasehold interests in equipment, fixtures, real estate and accounts receivable. The underwriting process for commercial business loans includes consideration of the borrower’s financial statements, tax returns, projections of future business operations and inspection of the subject collateral, if any. The Company also purchases participation interests in commercial business loans originated outside of the Company’s market area from third party originators. These loans generally have underlying collateral of inventory or equipment and repayment periods of less than ten years.
Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her income, and which are secured by real property with more easily ascertainable value, commercial business loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Furthermore, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. At December 31, 2010, $26.3 million of loans in the commercial business loan portfolio were non-performing compared to $17.8 million at December 31, 2009.
Originations, Purchases and Sales of Loans and Mortgage-Backed and Related Securities
Real estate loans are generally originated by the Company’s salaried and commissioned loan officers. Loan applications are taken in all branch and loan production offices.
The Company originates both fixed and adjustable rate loans, however, its ability to originate loans is dependent upon the relative customer demand for loans in its markets. Demand for adjustable rate loans is affected by the interest rate environment and the number of adjustable rate loans remained low in 2010 due to the low long term fixed mortgage rates that existed during the year. The Company originated for its portfolio $5.5 million of one-to-four family adjustable rate loans during 2010, a decrease of $5.8 million, from $11.3 million in 2009. The Company also originated for its portfolio $7.6 million of fixed rate one-to-four family loans during 2010, a decrease of $3.5 million, from $11.1 million for 2009.
During the past several years, the Company has focused its portfolio loan origination efforts on commercial real estate, commercial business and consumer loans because these loans have terms to maturity and adjustable interest rate characteristics that are generally more beneficial to the Company in managing interest rate risk than single family fixed rate conventional loans. The Company originated $72.5 million of multi-family and commercial real estate, commercial business and consumer loans (which excludes commercial real estate loans in construction or development) during 2010, a decrease of $20.5 million, from originations of $93.0 million for 2009. The decrease in originations reflects the reduced demand for credit as a result of the difficult economic environment that existed in 2010.
In order to supplement loan demand in the Company’s market area and geographically diversify its loan portfolio, the Company purchases participations in real estate loans from selected sellers, with yields based upon then-current market rates. The Company reviews and underwrites all loans purchased to ensure that they meet the

Company’s underwriting standards and the seller generally continues to service the loans. The Company purchased $10.2 million of loans during 2010, an increase of $3.6 million, from $6.6 million during 2009. Purchases were increased in 2010 as a result of the reduced local commercial loan demand. The purchased commercial real estate and commercial business loans have terms and interest rates that are similar in nature to the Company’s originated commercial and business portfolio. Refer to Notes 4 and 5 of the Notes to Consolidated Financial Statements in the Annual Report to Security Holders for the year ended December 31, 2010 for more information on purchased loans (incorporated by reference in Item 8 of Part II of this Form 10-K).
The Company has some mortgage-backed and related securities that are held, based on investment intent, in the “available for sale” portfolio. The Company did not purchase any mortgage-backed securities in 2010 or 2009. No mortgage-backed securities were purchased in 2010 as debt instruments issued by federal agencies such as Fannie Mae and Freddie Mac became more appealing to purchase due to their shorter duration given the low interest rate environment that existed in 2010. The Company did not sell any mortgage backed securities in 2010 and sold $98,000 in mortgage backed securities in 2009. See — “Investment Activities.”

The following table shows the loan and mortgage-backed and related securities origination, purchase, acquisition, sale and repayment activities of the Company for the periods indicated.
LOANS HELD FOR INVESTMENT

	Year Ended December 31,
(Dollars in thousands)	2010	2009	2008
Originations by type:
Adjustable rate:
Real estate -
- one-to-four family	$5,539	11,300	24,986
- multi-family	0	1,357	4,418
- commercial	12,504	3,966	38,700
- construction or development	3,042	4,596	49,093
Non-real estate -
- consumer	9,413	20,295	19,560
- commercial business	11,539	18,881	44,968

Total adjustable rate	42,037	60,395	181,725

Fixed rate:
Real estate -
- one-to-four family	7,606	11,141	21,023
- multi-family	450	803	206
- commercial	15,165	8,142	14,936
- construction or development	6,492	1,917	26,650
Non-real estate -
- consumer	14,745	15,184	18,251
- commercial business	8,732	24,403	38,926

Total fixed rate	53,190	61,590	119,992

Total loans originated	95,227	121,985	301,717

Purchases:
Real estate -
- commercial	5,683	904	4,505
- construction or development	625	388	1,596
Non-real estate -
- commercial business	3,930	5,264	4,275

Total loans purchased	10,238	6,556	10,376

Sales, participations and repayments:
Real estate -
- one-to-four family	390	0	4,248
- multi-family	0	649	0
- commercial	3,921	3,579	21,827
- construction or development	0	0	7,712
Non-real estate -
- consumer	1,813	423	440
- commercial business	6,230	975	38,559

Total sales	12,354	5,626	72,786

Transfers to loans held for sale	4,478	5,228	7,292
Principal repayments	181,716	191,870	172,350

Total reductions	198,548	202,724	252,428

Decrease in other items, net	(23,112)	(26,298)	(17,192)

Net increase (decrease)	$(116,195)	(100,481)	42,473

LOANS HELD FOR SALE

	Year Ended December 31,
(Dollars in thousands)	2010	2009	2008

Originations by type:
Adjustable rate:
Real estate -
- one-to-four family	$0	399	1,009

Total adjustable rate	0	399	1,009

Fixed rate:
Real estate -
- one-to-four family	81,659	113,025	48,308

Total fixed rate	81,659	113,025	48,308

Total loans originated	81,659	113,424	49,317

Sales and repayments:
Real estate -
- one-to-four family	86,367	118,202	57,359

Total sales	86,367	118,202	57,359
Transfers from loans held for investment	(4,478)	(5,228)	(7,292)
Changes in deferred fees and market value	7	33	(37)

Total reductions	81,896	113,007	50,030

Net increase (decrease)	$(237)	417	(713)

MORTGAGE-BACKED AND RELATED SECURITIES

	Year Ended December 31,
(Dollars in thousands)	2010	2009	2008
Purchases:
Mortgage-backed securities:
FNMA MBSs	$0	0	59,556

Total purchases	0	0	59,556

Sales:
Mortgage-backed securities:
Fixed rate MBSs	0	(98)	0
CMOs and REMICs	0	(2,039)	0

Total sales	0	(2,137)	0

Principal repayments	(20,053)	(25,905)	(697)

Net increase (decrease)	$(20,053)	(23,768)	58,859

Classified Assets and Delinquencies
Classification of Assets. Federal regulations require that each savings institution evaluate and classify its assets on a regular basis. In addition, in connection with examinations of savings institutions, the Office of Thrift Supervision (OTS) and the Federal Deposit Insurance Corporation (FDIC) examiners may identify problem assets and, if appropriate, require them to be classified with an adverse rating. There are three adverse classifications: substandard, doubtful and loss. Assets classified as substandard have one or more defined weaknesses and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have the weaknesses of those classified as substandard, with additional characteristics that make collection in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset on the balance sheet of the institution is not warranted. Assets classified as substandard or doubtful require the institution to establish prudent specific allowances for loan losses. If an asset, or portion thereof, is classified as loss, the institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified as loss, or charge off such amount. If an institution does not agree with an OTS or FDIC examiner’s classification of an asset, it may appeal the determination to the OTS District Director or the appropriate FDIC personnel, depending on the regulator. On the basis of management’s review of its assets, at December 31, 2010, the Bank classified a total of $134.5 million of its loans and other assets as follows:

		Real Estate
	One-to-Four	Construction or	Commercial and		Commercial
(Dollars in thousands)	Family	Development	Multi-family	Consumer	Business	Other Assets	Total
Substandard	$14,209	6,003	38,883	197	17,439	11,301	88,032
Doubtful	1,081	2,397	9,089	51	6,675	3,636	22,929
Loss	333	32	10,435	58	11,260	1,458	23,576

Total	$15,623	8,432	58,407	306	35,374	16,395	134,537

The Bank’s classified assets consist of non-performing loans and loans and other assets of concern discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations (incorporated by reference in Item 7 of Part II of this Form 10-K). At December 31, 2010, these asset classifications were materially consistent with those of the OTS and FDIC.
Delinquency Procedures. Generally, the following procedures apply to delinquent one-to-four family real estate loans. When a borrower fails to make a required payment on a loan, the Company attempts to cure the delinquency by contacting the borrower. A late notice is sent on all loans over 16 days delinquent. Additional written and verbal contacts are made with the borrower between 30 and 60 days after the due date. If the loan is contractually delinquent 90 days, the Company sends a 30-day demand letter to the borrower and after the loan is contractually delinquent 120 days, institutes appropriate action to foreclose on the property. If foreclosed, the property is sold at a sheriff’s sale and may be purchased by the Company. Delinquent commercial real estate and commercial business loans are generally handled in a similar manner. The Company’s procedures for repossession and sale of consumer collateral are subject to various requirements under state consumer protection laws.
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
The following table sets forth the Company’s loan delinquencies by loan type, amount and percentage of type at December 31, 2010 for loans past due 60 days or more.

	Loans Delinquent For:						Total Delinquent
	60-89 Days			90 Days and Over			Loans
			Percent			Percent			Percent
			of Loan			of Loan			of Loan
(Dollars in thousands)	Number	Amount	Category	Number	Amount	Category	Number	Amount	Category
One-to-four family real estate	10	$695	0.54%	26	$3,500	2.72%	36	$4,195	3.26%
Commercial real estate	2	4,163	1.42	12	19,298	6.59	14	23,461	8.01
Real estate construction or development	0	0	0.00	4	5,133	33.66	4	5,133	33.66
Consumer	9	163	0.23	11	207	0.29	20	370	0.52
Commercial business	1	45	0.03	19	20,908	13.66	20	20,953	13.69

Total	22	$5,066	0.71%	72	$49,046	6.92%	94	$54,112	7.64%

Loans delinquent for 90 days and over are non-accruing and are included in the Company’s non-performing asset total at December 31, 2010.

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
The investment strategy of the Company and the Bank has been directed toward a mix of high-quality assets (primarily government agency obligations) with short and intermediate terms to maturity. At December 31, 2010, the Company did not own any investment securities of a single issuer that exceeded 10% of the Company’s stockholder’s equity other than U.S. government agency obligations.
The Bank invests a portion of its liquid assets in interest-earning overnight deposits of the Federal Home Loan Bank of Des Moines (FHLB). Other investments include high grade medium-term (up to four years) federal agency notes, and a variety of other types of mutual funds that invest in adjustable rate mortgage-backed securities, asset-backed securities, repurchase agreements and U.S. Treasury and agency obligations. The Company invests in the same type of investment securities as the Bank and may also invest in taxable and tax exempt municipal obligations and corporate equities such as preferred and common stock. Refer to Note 3 of the Notes to Consolidated Financial Statements in the Annual Report to Security Holders for the year ended December 31, 2010 for additional information regarding the Company’s securities portfolio (incorporated by reference in Item 8 of Part II of this Form 10-K).

The following table sets forth the composition of the Company’s securities portfolio, excluding mortgage-backed and related securities, at the dates indicated.

	December 31, 2010				December 31, 2009				December 31, 2008
	Amort	Adjusted	Market	% of	Amort	Adjusted	Market	% of	Amort	Adjusted	Market	% of
(Dollars in thousands)	Cost	To	Value	Total	Cost	To	Value	Total	Cost	To	Value	Total
Securities available for sale:
U.S. Government agency obligations	$117,931	(48)	117,883	82.70%	$105,023	845	105,868	85.00%	$94,745	2,723	97,468	84.40%
Corporate preferred stock (1)	700	(525)	175	0.10	700	(525)	175	0.10	700	(350)	350	0.30

Subtotal	118,631		118,058	82.80	105,723		106,043	85.10	95,445		97,818	84.70
Federal Home Loan Bank stock	6,743		6,743	4.70	7,286		7,286	5.80	7,286		7,286	6.30

Total investment securities and Federal Home Loan Bank stock	125,374		124,801	87.50	113,009		113,329	90.90	102,731		105,104	91.00

Average remaining life of investment securities excluding Federal Home Loan Bank stock	0.41 years			0.53 years					0.86 years

Other interest earning assets:
Cash equivalents	17,796		17,796	12.50	11,316		11,316	9.10	10,440		10,440	9.00

Total	$143,170		142,597	100.00%	$124,325		124,645	100.00%	$113,171		115,544	100.00%

Average remaining life or term to repricing of investment securities and other interest earning assets, excluding Federal Home Loan Bank stock	0.36 years				0.48 years				0.77 years

(1)	Average life assigned to corporate preferred stock holdings is five years.

The composition and maturities of the investment securities portfolio, excluding FHLB stock, mortgage-backed and related securities, are indicated in the following table.

	December 31, 2010
		After 1	After 5
	1 Year	through 5	through 10	Over 10	No Stated
	or Less	Years	Years	Years	Maturity	Total Securities
	Amortized	Amortized	Amortized	Amortized	Amortized	Amortized	Adjusted	Market
(Dollars in thousands)	Cost	Cost	Cost	Cost	Cost	Cost	To	Value
Securities available for sale:
U.S. government agency securities	$117,931	0	0	0	0	117,931	(48)	117,883
Corporate preferred stock	0	0	0	0	700	700	(525)	175

Total	$117,931	0	0	0	700	118,631	(573)	118,058

Weighted average yield (1)	1.42%	0.00%	0.00%	0.00%	4.91%	1.44%

(1)	Yields are computed on a tax equivalent basis.

(2)	Callable U.S. government agency securities maturity date based on first available call date if security is anticipated to be called.
Mortgage-Backed and Related Securities. In order to supplement loan production and achieve its asset/liability management goals, the Company invests in mortgage-backed and related securities. All of the mortgage-backed and related securities owned by the Company are issued, insured or guaranteed either directly or indirectly by a U.S. Government Agency. The Company had $33.5 million of mortgage-backed and related securities classified as available for sale at December 31, 2010, compared to $53.6 million at December 31, 2009 and $77.3 million at December 31, 2008. The decrease in mortgage backed securities in 2010 and 2009 is the result of fewer purchases by the Company and normal repayments. In 2008, more mortgage-backed securities were purchased due to the superior yield to comparable agency debt instruments with similar durations available in the market. The collateralized mortgage obligations (CMOs) in the Company’s portfolio are issued by U.S. Government agencies and are not supported by subprime mortgages.
The contractual maturities of the mortgage-backed and related securities portfolio without any prepayment assumptions at December 31, 2010 are as follows:

					Dec. 31,
					2010
	5 Years	5 to 10	10 to 20	Over 20	Balance
(Dollars in thousands)	or Less	Years	Years	Years	Outstanding
Securities available for sale:
Federal Home Loan Mortgage Corporation	$11,844	6,430	0	0	18,274
Federal National Mortgage Association	6,175	7,317	0	0	13,492
Collateralized Mortgage Obligations	0	396	1,269	75	1,740

Total	$18,019	14,143	1,269	75	33,506

Weighted average yield	6.36%	3.08%	5.50%	4.00%	4.34%
At December 31, 2010, the Company did not have any non-agency mortgage-backed or related securities in excess of 10% of its stockholders’ equity.
CMOs are securities derived by reallocating the cash flows from mortgage-backed securities or pools of mortgage loans in order to create multiple classes, or tranches, of securities with coupon rates and average lives that differ from the underlying collateral as a whole. The term to maturity of any particular tranche is dependent upon the prepayment speed of the underlying collateral as well as the structure of the particular CMO. Although a significant proportion of the Company’s CMOs are in tranches which have been structured (through the use of cash flow priority and support tranches) to give somewhat more predictable cash flows, the cash flow and, therefore, the value of CMOs is subject to change.
At December 31, 2010, the Company had $1,000 invested in CMOs that have floating interest rates that change either monthly or quarterly, compared to $5,000 at December 31, 2009 and $10,000 at December 31, 2008.

Mortgage-backed and related securities can serve as collateral for borrowings and, through sales and repayments, as a source of liquidity. In addition, mortgage-backed and related securities available for sale can be sold to respond to changes in economic conditions.
Sources of Funds
General. The Bank’s primary sources of funds are retail, internet and brokered deposits, payments of loan principal, interest earned on loans and securities, repayments and maturities of securities, borrowings, sales of preferred shares and other funds provided from operations.
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
The variety of deposit accounts offered by the Bank has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. As customers have become more interest rate conscious, the Bank has become more susceptible to short-term fluctuations in deposit flows. The Bank manages the pricing of its deposits in keeping with its asset/liability management, profitability and growth objectives. Based on its experience, the Bank believes that its passbook and NOW accounts are relatively stable sources of deposits. However, the ability of the Bank to attract and maintain certificate deposits and money market accounts, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. The decrease in deposits in 2010 and 2009 are the direct result of the Bank decreasing the amount of outstanding loans in order to improve capital ratios. Brokered deposits decreased $103.1 million and $91.8 million in 2010 and 2009, respectively, as the proceeds from loan payoffs were used to pay off the outstanding brokered deposits that matured during the year. Pursuant to an OTS directive, the Bank cannot renew any existing brokered deposits or accept any new brokered deposits without prior consent of the OTS.
The following table sets forth the savings flows at the Bank during the periods indicated.

	Year Ended December 31,
(Dollars in thousands)	2010	2009	2008
Opening balance	$796,011	880,505	888,118
Deposits	5,537,842	5,879,026	6,623,346
Withdrawals	(5,662,903)	(5,984,653)	(6,660,954)
Interest credited	12,280	21,133	29,995

Ending balance	683,230	796,011	880,505

Net decrease	$(112,781)	(84,494)	(7,613)

Percent decrease	(14.17)%	(9.60)%	(0.86)%

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by the Bank as of December 31:

(Dollars in thousands)	2010		2009		2008
		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total

Transaction and Savings Deposits(1):
Non-interest checking	$96,581	14.1%	$80,330	10.1%	$66,905	7.6%
NOW Accounts — 0.11%(2)	94,205	13.8	103,998	13.0	126,547	14.4
Passbook Accounts— 0.15%(3)	33,973	5.0	31,068	3.9	28,023	3.2
Money Market Accounts — 0.75%(4)	114,357	16.7	125,008	15.7	97,416	11.0

Total Non-Certificates	$339,116	49.6%	$340,404	42.7%	$318,891	36.2%

Certificates:
0.00 — 0.99%	$41,311	6.1%	$16,615	2.1%	$1,068	0.1%
1.00 — 1.99%	142,742	20.9	113,916	14.3	8,193	1.0
2.00 — 2.99%	105,126	15.4	135,311	17.0	81,483	9.3
3.00 — 3.99%	50,529	7.4	138,152	17.4	344,735	39.0
4.00 — 4.99%	4,113	0.6	47,692	6.0	114,155	13.0
5.00 — 5.99%	293	0.0	3,921	0.5	11,980	1.4

Total Certificates	344,114	50.4	455,607	57.3	561,614	63.8

Total Deposits	$683,230	100.0%	$796,011	100.0%	$880,505	100.0%

(1)	Reflects weighted average rates paid on transaction and savings deposits at December 31, 2010.

(2)	The weighted average rate on NOW Accounts for 2009 was 0.08% and 2008 was 0.19%.

(3)	The weighted average rate on Passbook Accounts for 2009 was 0.13% and 2008 was 0.11%.

(4)	The weighted average rate on Money Market Accounts for 2009 was 1.25% and 2008 was 1.59%.

The following table shows rate and maturity information for the Bank’s certificates of deposit as of December 31, 2010.

(Dollars in thousands)
Certificate accounts maturing in	0.00-	1.00-	2.00-	3.00-	4.00-	5.00-		Percent
quarter ending:	0.99%	1.99%	2.99%	3.99%	4.99%	5.99%	Total	of Total

March 31, 2011	$11,163	26,563	6,047	14,833	91	122	58,819	17.10%
June 30, 2011	8,185	7,824	20,229	7,976	534	0	44,748	13.00
September 30, 2011	7,457	23,420	4,608	1,714	1,380	171	38,750	11.26
December 31, 2011	8,990	15,187	6,759	3,299	485	0	34,720	10.09
March 31, 2012	114	20,029	14,804	4,747	984	0	40,678	11.82
June 30, 2012	2,789	9,238	7,482	15,002	49	0	34,560	10.04
September 30, 2012	671	11,843	25,083	355	201	0	38,153	11.09
December 31, 2012	1,807	11,712	4,089	142	331	0	18,081	5.25
March 31, 2013	41	3,106	3,637	603	48	0	7,435	2.16
June 30, 2013	7	5,378	6,527	418	0	0	12,330	3.58
September 30, 2013	10	5,723	634	311	0	0	6,678	1.94
December 31, 2013	12	1,329	138	492	10	0	1,981	0.58
Thereafter	65	1,390	5,089	637	0	0	7,181	2.09

Total	$41,311	142,742	105,126	50,529	4,113	293	344,114	100.00%

Percent of total	12.00%	41.48%	30.55%	14.68%	1.20%	0.09%	100.00%

     The following table indicates the amount of the Bank’s certificates of deposit and other deposits by time remaining until maturity as of December 31, 2010.

	Maturity
		Over	Over	Over
	3 Months	3 to 6	6 to 12	12
(Dollars in thousands)	or Less	Months	Months	Months	Total
Certificates of deposit less than $100,000	$48,860	37,819	57,675	126,912	271,266
Certificates of deposit of $100,000 or more	9,908	6,772	15,570	39,533	71,783
Public funds less than $100,000(1)	51	14	56	81	202
Public funds of $100,000 or more (1)	0	143	169	551	863

Total certificates of deposit	$58,819	44,748	73,470	167,077	344,114
Passbook of $100,000 or more	$183,654	0	0	0	183,654
Accounts of $100,000 or more	$193,562	6,915	15,739	40,084	256,300

(1)	Deposits from governmental and other public entities.
For additional information regarding the composition of the Bank’s deposits, see Note 10 of the Notes to Consolidated Financial Statements in the Annual Report to Security Holders for the year ended December 31, 2010 (incorporated by reference in Item 8 of Part II of this Form 10-K). For additional information on certificate maturities and the impact on the Company’s liquidity see “Management’s Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital Resources” of the Annual Report to Security Holders for the year ended December 31, 2010 (incorporated by reference in Item 7 of Part II of this Form 10-K).
Borrowings. The Bank’s other available sources of funds include advances from the FHLB and other borrowings from the Federal Reserve Bank (FRB). As a member of the FHLB of Des Moines, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions. Consistent with its asset/liability management strategy, the Bank has utilized FHLB advances from time to time to fund loan demand and extend the term to maturity of its liabilities. The Bank also uses short-term FHLB and FRB borrowings to offset short term cash needs due to deposit outflows or loan fundings. At December 31, 2010, the Bank had $122.5 million of FHLB advances and no FRB borrowings outstanding. On such date, the Bank had a collateral pledge arrangement with the FHLB pursuant to which the Bank may borrow up to an additional $31.8 million for liquidity purposes. The Bank also had the ability to draw additional borrowings of $66.0 million from the FRB based upon the loans that were pledged as collateral at December 31, 2010. Refer to the information on pages 20 and 21 under the caption “Liquidity and Capital Resources” in the Annual Report to Security Holders for the year ended December 31, 2010 and Note 11 of the Notes to Consolidated Financial Statements in the Annual Report for more information on FHLB advances and FRB borrowings (incorporated by reference in Items 7 and 8 of Part II of this Form 10-K).
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
OIA is the Bank’s sole subsidiary. OIA is a Minnesota corporation that was organized in 1983 and operated as an insurance agency until 1986 when its assets were sold. OIA remained inactive until 1993 when it began offering credit life insurance, annuity and mutual fund products to the Bank’s customers and others. OIA now offers a variety of financial planning products and services.

Competition
The Bank faces strong competition both in originating real estate, commercial and consumer loans and in attracting deposits. Competition in originating loans comes primarily from mortgage bankers, commercial banks, credit unions and other savings institutions which have offices in the Bank’s market area and those that operate through Internet banking operations throughout the United States. The Bank competes for loans principally on the basis of the interest rates and loan fees it charges, the types of loans it originates and the quality of services it provides to borrowers.
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
Employees
At December 31, 2010, the Company had a total of 225 employees, including part-time employees. None of the employees of the Company or its subsidiaries are represented by any collective bargaining unit. Management considers its employee relations to be good.
Regulation and Supervision
The banking industry is highly regulated. As a savings and loan holding company, the Company is presently subject to regulation by the Office of Thrift Supervision (OTS). The Bank, a federally-chartered savings association, is also subject to extensive regulation and examination by the OTS, which is the Bank’s primary federal regulator. The FDIC also has authority to regulate the Bank. Subsidiaries of the Company and the Bank may also be subject to state regulation and/or licensing in connection with certain insurance and investment activities. The Company and the Bank are subject to numerous laws and regulations. These laws and regulations impose restrictions on activities, set minimum capital requirements, impose lending and deposit restrictions and establish other restrictions. References in this section to applicable statutes and regulations are brief and incomplete summaries only. You should consult the statutes and regulations for a full understanding of the details of their operation. Changes in statutes, regulation or regulatory policies applicable to the Bank or the Company, including interpretation or implementation thereof, could have a material effect on the Company’s business.
The Dodd-Frank Wall Street Reform and Consumer Protection Act
On July 21, 2010, the President signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). This new law will significantly change the current regulatory structure for financial institutions and their holding companies and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act (i) restructured the federal bank regulatory structure and abolishes the OTS; (ii) created a new consumer protection agency called the Bureau of Consumer Financial Protection (the “BCFP”); (iii) provided the U.S. Department of the Treasury, FDIC and the Federal Reserve Board (“FRB”) orderly liquidation powers to close large financial (including non-bank) institutions; (iv) established a new Financial Stability Oversight Council (“FSOC”) to identify and respond to emerging risks throughout the financial system; (v) adopted new standards for the mortgage industry; (vi) established new federal regulation of the derivatives market; (vii) restricts proprietary trading by depository institutions and their holding companies; (viii) requires large, complex financial companies to prepare plans for their wind up; (ix) established new regulation of the securitization market requiring enhanced disclosure and retention of risk requirements; (x) places strict limits on interchange fees charged by depository institutions to retailers; (xi) established new and enhanced compensation and corporate governance oversight for the financial services industry; (xii) adopted new federal hedge fund regulation; (xiii) established new fiduciary duties and regulation of broker dealers, investment companies and investment advisors; (xiv) requires the federal banking agencies to adopt new and enhanced capital standards for all depository institutions and, for the first time, requires specific capital standards for savings and loan holding companies; (xv) significantly narrows the scope of federal preemption for national banks and federal thrifts; and (xvi) places a moratorium on ownership of industrial loan and credit card banks by non-financial companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.
Holding Company Regulation
An entity that owns a savings association is a savings and loan holding company (SLHC). If a holding company owns more than one savings association, it is a multiple SLHC; if it owns only one savings association, it is a unitary SLHC. The Company is a unitary SLHC. The Home Owners Loan Act (HOLA) historically limited multiple SLHCs and their non-association subsidiaries to financial activities and services and to activities authorized for bank holding companies, but unitary SLHCs, in the past, were not subject to restrictions on the activities that could be conducted by holding companies or their affiliates.
In November of 1999, the Gramm-Leach-Bliley Act (the GLB Act) was signed into law. The GLB Act made significant changes to laws regulating the financial services industry. Changes included (i) prohibitions on new unitary SLHCs from engaging in non-financial activities or affiliating with non-financial entities; and (ii) modifications to the Federal Home Loan Bank System. Unitary SLHCs, such as the Company, that were in existence or had an application filed with the OTS on or before May 4, 1999, are not subject to the new restrictions on unitary SLHCs. As a result, the GLB Act did not affect the Company’s ability to control non-financial firms or engage in non-financial activities.
The Dodd-Frank Act provides that the OTS be transferred to other agencies on or about July 21, 2011, and the OTS will be abolished 90 days later. The FRB will supervise and regulate all savings and loan holding companies, including the Company, that were formerly regulated by the OTS. The Dodd-Frank Act also codifies the FRB’s so-called “source of strength” doctrine. While the OTS has suggested the SLHCs were to serve as a “source of support”, the OTS has not had a formal policy. The source of strength doctrine requires financial institution holding companies, such as the Company, to provide financial assistance to their subsidiary financial institutions in the event of financial distress. The FRB is expected to issue rules on the source of strength doctrine in 2012.
Acquisitions by Savings and Loan Holding Companies. Acquisition of a savings association or a savings and loan holding company is generally subject to OTS approval and the public must have an opportunity to comment on the proposed acquisition. Without prior approval from the OTS, the Company may not acquire, directly or indirectly, control of another savings association.
Examination and Reporting. Under HOLA and OTS regulations, the Company, as a SLHC, must file periodic reports with the OTS. In addition, the Company must comply with OTS record keeping requirements and is subject to holding company examination by the OTS. The OTS may take enforcement action if the activities of a SLHC constitute a serious risk to the financial safety, soundness or stability of a subsidiary savings association. Beginning on July 21, 2011, the FRB will become responsible for examining and regulating the Company and the Company will file periodic reports with the FRB.

Affiliate Transactions. The Bank, as a holding company subsidiary that is a depository institution, is subject to both qualitative and quantitative limitations on transactions with the Company and the Company’s other subsidiaries. See “Transactions with Affiliates and Insiders”.
Capital Adequacy. The Company has entered into a Supervisory Agreement with the OTS effective February 22, 2011. The Supervisory Agreement requires that the Company (i) submit a capital plan by May 31, 2011 (and thereafter the plan shall be updated on an annual basis commencing January 31, 2012) for approval by the OTS (the “Capital Plan”), which must include a proposed minimum tangible equity capital ratio commensurate with the Company’s consolidated risk profile, projections demonstrating the Company’s ability to attain and maintain the minimum tangible equity capital ratio, including detailed scenarios to stress-test such ratio; (ii) not declare, make or pay any cash dividends on any of its stock or make any other capital distributions or purchase or redeem any of its stock without the prior consent of the OTS; (iii) not incur any debt or pay any interest or principal payments thereon, increase any current lines of credit or guarantee the debt of any entity without the prior consent of the OTS; (iv) comply with existing notification requirements pursuant to the applicable rules and regulations of the OTS with respect to changes in directors and certain executive officers; (v) not make any golden parachute payment unless such payment complies with the applicable rules and regulations of the FDIC; and (vi) not enter into any new contractual arrangement or renew or revise any existing contractual arrangement related to compensation or benefits with any director or certain executive officers without the prior consent of the OTS, with any such arrangement to comply with all applicable rules and regulations of the OTS and FDIC. In addition, beginning in July 2015, for the first time SLHCs, including the Company, will be subject to formal capital requirements. As such, the Company will be required to hold capital in the same amount and of the same type that is required for insured depository institutions. The Bank is already subject to various capital requirements. See “Capital Requirements”.
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
Savings associations are expected to conduct lending activities in a prudent, safe and sound manner. The OTS regulates the safety and soundness of the Bank by enforcing statutory limits on the Bank’s lending and investment powers. OTS regulations set aggregate limits on certain types of loans including commercial business, commercial real estate, and consumer loans. OTS regulations also establish limits on loans to a single borrower. As of December 31, 2010, the Bank’s lending limit to one borrower was approximately $13.7 million. A federal savings association generally may not invest in noninvestment-grade debt securities. A federal savings association may establish subsidiaries to conduct any activity the association is authorized to conduct and may establish service corporation subsidiaries for limited preapproved activities.
The Bank entered into a Supervisory Agreement with the OTS effective February 22, 2011. The Supervisory Agreement requires that the Bank (i) submit an updated business plan by May 31, 2011 (and thereafter the plan shall be updated on an annual basis commencing January 31, 2012) for approval by the OTS (the “Business Plan”), including strategies to ensure that the Bank has the financial and personnel resources necessary to implement the Business Plan and maintain compliance with applicable regulatory capital requirements, plans to improve the Bank’s core earnings and achieve profitability, financial projections and strategies to stress-test and adjust earnings forecasts based on results of operations, economic conditions and quality of the Bank’s loan portfolio; (ii) submit a detailed plan to reduce the Bank’s level of “problem assets” which must address quarterly targets for the level of problem assets as a percentage of Tier 1 (Core) Capital plus the allowance for loan and lease losses (“ALLL”) and a description of methods for attaining such targets as well as specific workout plans for certain adversely classified loans (generally those in excess of $1,000,000); (iii) revise its loan modification policy; (iv) revise its program for identifying, monitoring and controlling risk associated with concentrations of credit; (v) revise its documentation of its policies and procedures relating to the calculation of ALLL; (vi) not declare or pay any dividends or make any other capital distributions without at least 30 days prior written notice to, and approval of, the OTS; (vii) not increase its total assets during any quarter in excess of the net interest credited on deposit liabilities during the prior quarter without the consent of the OTS; and (viii) not enter into any significant arrangement or contract with a third party service provider without the prior consent of the OTS. The Supervisory Agreement also provides that the Bank is subject to restrictions on changes in directors and certain executive officers, golden parachute payments and employment and compensatory arrangements as applicable to the Company pursuant to the Company’s Supervisory Agreement.
The Dodd-Frank Act provides that the OTS powers will be transferred to other agencies on or about July 21, 2011, and the OTS will be abolished 90 days later. As a result, the OCC will be the Bank’s primary safety and soundness regulator. Rulemaking with respect to consumer financial protection functions will be transferred to the BCFP and examination and enforcement of consumer protection and safety and soundness requirements will be with the OCC. At least initially, the OCC will be implementing and enforcing existing OTS regulations, opinions and enforcement actions.
Qualified Thrift Lender Test. Savings associations, including the Bank, must be qualified thrift lenders (QTLs). A savings association generally satisfies the QTL requirement if at least 65% of a specified asset base consists of things such as loans to small businesses and loans to purchase or improve domestic residential real estate. Savings associations may qualify as QTLs in other ways. Savings associations that do not qualify as QTLs are subject to significant restrictions on their operations. If the Bank fails to meet QTL requirements, the Bank and the Company would face certain limitations, including limits on the Company’s ability to control non-financial firms. As of December 31, 2010, the Bank met the QTL test.
OTS Assessments. HOLA authorizes the OTS to charge assessments to recover the costs of examining savings associations, holding companies, and their affiliates. The assessment is done semi-annually, and is based on three factors: 1) asset size; 2) condition; and 3) complexity of the institution. The Bank’s and the Company’s OTS assessments for the year ended December 31, 2010, were approximately $395,000. While all SHLCs are subject to examination fees from the OTS, the FRB has not assessed fees for its examination function. Accordingly, the Company may see its assessments drop for the oversight of the Company. The National Bank Act authorizes the OCC to fund the expenses of its operations through assessments. It is expected that the OCC will collect semiannual assessments from federally-chartered savings associations.
Transactions with Affiliates and Insiders. Savings associations, like banks, are subject to affiliate and insider transaction restrictions. The restrictions prohibit or limit a savings association from extending credit to, or entering into certain transactions with affiliates, principal stockholders, directors and executive officers of the savings association and its affiliates. The term “affiliate” generally includes a holding company, such as the Company, and any company under common control with the savings association. Federal law limits transactions between the Bank and any one affiliate to 10% of the Bank’s capital and surplus and with all affiliates in the aggregate to 20%. In addition, the federal law governing unitary savings and loan holding companies prohibits the Bank from making any loan to any affiliate whose activity is not permitted for a subsidiary of a bank holding company. This law also prohibits the Bank from making any equity investment in any affiliate that is not its subsidiary. The Bank is currently in compliance with these requirements.
Dividend Restrictions. Federal law limits the ability of a depository institution, such as the Bank, to pay dividends or make other capital distributions. The Bank, as a subsidiary of a savings and loan holding company, must file a notice with the OTS before payment of a dividend or approval of a proposed capital distribution by its board of directors and must obtain prior approval from the OTS if it fails to meet certain regulatory conditions. The Bank did not declare or distribute any dividends to the Company in 2010. In addition, the Supervisory Agreement states that the Bank may not declare or pay any dividends or make any other capital distributions without at least 30 days prior written notice to, and approval of, the OTS.
The Bank is the primary source of cash for the Company. At December 31, 2010, the Company had $2.0 million in cash and other assets that could readily be turned into cash. The Company deferred the payment on the outstanding preferred stock that was due on February 15, 2011 in order to preserve cash for potential future needs. If the Bank does not obtain regulatory approval for any future dividends from the Bank to the Company, the

Company may be required to find other sources of liquidity for the payment of preferred dividends, expenses and other needs beyond 2011.
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
The Dodd-Frank Act instituted three significant changes that will modify the way DIF is managed by the FDIC and capitalized. Some of the changes will not impact the Bank or the Company as they only apply to insured depository institutions with more than $10 billion is assets. The changes to DIF are as follows: (i) the FDIC must modify the assessment base on which deposit insurance is determined by assessing based on the average total consolidated assets of an insured depository institution minus the sum of average tangible equity of the insured depository institution during the assessment period, which increases the assessment burden on larger banks (which tend to rely more heavily on non-deposit liabilities than smaller banks); (ii) the DIF reserve ratio floor is raised from 1.15% to 1.35% (complete implementation of the higher reserve ratio is to be fully implemented by September 30, 2020, offsetting for the impact of deposit insurance assessments on institutions with less than $10 billion in consolidated assets, meaning that assessments on larger institutions will be responsible for the 20 basis point increase); and (iii) a requirement that the FDIC pay dividends to insured depository institutions whenever the DIF exceeds a reserve ratio of 1.35% is repealed.
In December 2009, the Bank was required to make a prepayment of $5.0 million, which represented an estimate of FDIC assessments for the fourth quarter of 2009 and for the years 2010, 2011 and 2012. This amount was set up as a prepaid expense at December 31, 2009 and is being expensed quarterly as the FDIC charges are assessed. The amount of prepaid deposit insurance expense remaining at December 31, 2010 is approximately $2.7 million. During 2010, the Bank was assessed approximately $1.8 million for the DIF.
In addition to deposit insurance assessments, the FDIC is authorized to collect assessments against insured deposits to be paid to the Financing Corporation (FICO) to service the FICO debt incurred in the 1980’s. The FICO assessment rate is adjusted quarterly. In 2010, the Bank paid a FICO assessment of approximately $80,000.
Other Deposit Insurance-Related Issues
On October 14, 2008, the FDIC announced a temporary program designed to maintain liquidity in the U.S. banking system. The FDIC referred to the program as the Temporary Liquidity Guarantee Program (TLGP) and it had two parts. Participation in both parts of the TLGP was voluntary, and the Company chose to participate in both parts. The first part of the program called the Transaction Account Guarantee Program (TAGP) provided unlimited FDIC insurance coverage on “non-interest bearing transaction accounts” through December 31, 2010. The second part of the program called the Debt Guarantee Program (DGP) allowed the Company to issue debt securities fully guaranteed by the FDIC. The DGP and a related guarantee facility expired in 2010. Neither the Company nor the Bank issued debt under the DGP or its related facility.
Both parts of the TLGP are funded through assessments on participating institutions. During 2010, neither the Company nor the Bank paid premiums on the DGP as neither issued any guaranteed debt, but the Bank did pay premiums of approximately $54,000 relating to its participation in the TAGP.
The Dodd-Frank Act provided for an extension of parts of the TAGP through December of 2012. The Dodd-Frank Act’s version of the TAGP includes a more restrictive definition of “noninterest-bearing transaction account” than was used previously by the FDIC. The revised TAGP covers only those transaction accounts that bear no interest and certain trust accounts that provide for payment of any interest earned to state legal aid programs. Finally, unlike the FDIC’s previous TAGP, the Bank cannot opt out of participation.

The Dodd-Frank Act also repeals the existing prohibition on banks paying interest on business checking accounts. One year from enactment, or July 21, 2011, banks will be able to pay interest on business checking accounts. It is to early to know what, if any, impact this will have on the Bank.
Capital Requirements
The federal bank regulatory agencies, including the OTS, have a risk-based capital framework in place. The regulators use a combination of risk-based guidelines and leverage ratios to evaluate capital adequacy.
The following table sets forth the current regulatory requirement for capital ratios for savings associations as compared with the Bank’s capital ratios at December 31, 2010:

	Core or Tier 1 Capital to		Tangible	Core or Tier 1	Total Capital to
	Adjusted		Capital to	Capital to Risk-	Risk-Weighted
	Total Assets		Assets	Weighted Assets	Assets
Regulatory Minimum	3.00	% (1)	1.50%	4.00%	8.00%
The Bank’s Actual	7.60%		7.60%	9.72%	10.97%

(1)	Savings associations are required to maintain a leverage ratio of 4.00% or more to be considered adequately capitalized.
Capital Categories and Prompt Corrective Action
The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) created a statutory framework that increased the importance of meeting applicable capital requirements. FDICIA established five capital categories: 1) well-capitalized; 2) adequately capitalized; 3) undercapitalized; 4) significantly undercapitalized; and 5) critically undercapitalized. The activities in which a depository institution may engage and regulatory responsibilities of federal bank regulatory agencies vary depending upon whether an institution is well-capitalized, adequately capitalized or under capitalized. Under capitalized institutions are subject to various restrictions such as limitations on dividends and growth. A depository institution’s category depends upon where its capital levels are in relation to relevant capital measures, which include a risk-based capital measure and certain other factors. The federal banking agencies (including the OTS and OCC) adopted regulations that implement this statutory framework. Under these regulations, an institution is generally treated as well-capitalized if its ratio of total capital to risk-weighted assets is 10.00% or more, its ratio of core capital to risk-weighted assets is 6.00% or more, its ratio of core capital to adjusted total assets (leverage ratio) is 5.00% or more, and it is not subject to any federal supervisory order or directive to meet a specific capital level. In order to be adequately capitalized, an institution must have a total risk-based capital ratio of not less than 8.00%, a Tier 1 risk-based capital ratio of not less than 4.00%, and a leverage ratio of not less than 4.00%. Any institution that is neither well-capitalized nor adequately capitalized will be considered undercapitalized. At December 31, 2010, the Bank was considered well-capitalized.
The Bank has been informed by the OTS that it intends to impose an Individual Minimum Capital Requirement (“IMCR”) for the Bank. An IMCR requires a bank to establish and maintain levels of capital greater than those generally required for a bank to be classified as well-capitalized. The Bank has not been informed by the OTS of the timing or capital levels that may be required. The proposed IMCR is not expected to affect the Bank’s status as well-capitalized within the meaning of the OTS regulations.
Other Regulations and Examination Authority
The FDIC has adopted regulations to protect the DIF and depositors, including regulations governing the deposit insurance of various forms of accounts. Federal regulation of depository institutions is intended for the protection of depositors, and not for the protection of stockholders or other creditors. In addition, federal law requires that in any liquidation or other resolution of any FDIC-insured depository institution, claims for administrative expenses of the receiver and for deposits in U.S. branches (including claims of the FDIC as subrogee of the insured institution) shall have priority over the claims of general unsecured creditors.
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
As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines. As of December 31, 2010, the Bank had $6.7 million in FHLB stock, which was in compliance with this requirement. The Bank receives dividends on its FHLB stock. In 2010, the dividend rate was 2.0%. Over the past five calendar years, dividends have averaged approximately 3.20%.
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
Troubled Asset Relief Program — Capital Purchase Program
On October 3, 2008, the federal government enacted the Emergency Economic Stabilization Act of 2008 (EESA). EESA was enacted to provide liquidity to the U.S. financial system and lessen the impact of accelerating economic problems. The EESA included broad authority. The centerpiece of the EESA was the Troubled Asset Relief Program (TARP). EESA’s broad authority was interpreted to allow the U.S. Treasury to purchase equity interests in both healthy and troubled financial institutions. The equity purchase program is commonly referred to as the Capital Purchase Program (CPP). The Company elected to participate in the CPP and sold preferred stock to the U.S. Treasury in December 2008. As a participant in the CPP, the Company is subject to the regulatory requirements of the EESA, as amended, and the interim final rule published on June 15, 2009, C.F.R. Part 30, TARP Standards for Compensation and Corporate Governance (“IFR”). Among other things, current executive compensation and corporate governance requirements (i) prohibit any bonus, retention award or incentive compensation to our five most highly compensated employees unless it is in the form of long-term restricted common stock that does not vest in the first two years after it is issued and that cannot be transferred except as permitted under a schedule based on the Company’s redemption of the preferred stock; (ii) prohibit payment of severance for any reason to our executive officers and any of the next five most highly compensated employees; (iii) require us to recover from our executive officers and the next 20 most highly compensated employees any bonus, retention award or incentive compensation when based on materially inaccurate earnings, revenues, gains or other criteria, (iv) require us to permit a non-binding stockholder vote on executive pay; (v) required Treasury to conduct a review of bonuses, retention awards and other compensation paid to our executive officers and the next 20 most highly compensated employees to determine whether such payments were inconsistent with the EESA and TARP or were otherwise contrary to the public interest and to seek their recovery if so; (vi) prohibit incentive compensation to executive officers that encourages unnecessary and excessive risks that threaten the value of our Company; (vii) require adoption of an excessive or luxury expenditures policy that sets forth written standards applicable to the Company and its employees regarding excessive expenditures for entertainment events, office and facilities renovations, aviation or other transportation services and other similar items, activities or events; (viii) prohibit tax gross ups to any executive officer or the next 20 most highly compensated employees; and (ix) require our compensation committee to periodically review employee compensation plans in light of the risks posed to the Company and take steps to limit those risks. These restrictions apply to us so long as Treasury holds any of our securities (unless it holds only our warrants). The Company deferred the payment on the outstanding preferred stock that was due on February 15, 2011 in order to preserve cash for potential future needs. Under the terms of the certificate of designations for the preferred stock, dividend payments may be deferred without default, but the dividend is cumulative and, if the Company fails to pay dividends for six quarters, whether or not consecutive, the Treasury will have the right to appoint two representatives to the Company’s board of directors.

EXECUTIVE OFFICERS
Officers are chosen by and serve at the discretion of the Board of Directors of the Company and the Bank. There are no family relationships among any of the directors or officers of the Company and the Bank. The business experience of each executive officer of both the Company and the Bank is set forth below.
Bradley C. Krehbiel, age 52. Mr. Krehbiel has been a director of the Company since November 2009 and he has been President of the Bank since January 2009 and President of the Company since April 2010. Prior to that, he had been the Executive Vice President of the Bank since 2004. Mr. Krehbiel joined the Bank as Vice President of Business Banking in 1998. Prior to his employment at the Bank, Mr. Krehbiel held several positions in the financial services industry, including six years as a private banking consultant.
Jon J. Eberle, age 45. Mr. Eberle is Chief Financial Officer, Senior Vice President and Treasurer of the Company and the Bank. Mr. Eberle has held such positions since 2003. Prior to that he served as a Vice President since 2000 and as the Controller since 1998. From 1994 to 1998, he served as the Director of Internal Audit for the Company and the Bank. Prior to his employment at the Bank, Mr. Eberle worked for six years as a certified public accountant with a national accounting firm.
Lawrence D. McGraw, age 47. Mr. McGraw is the Chief Credit Officer and Senior Vice President of the Bank. Mr. McGraw has held such positions since February 2010. Prior to his employment at the Bank, Mr. McGraw served as Regional President and Chief Banking Officer of United Prairie Bank from January 2005 until February 2010. He also served as the President and Chief Executive Officer of their Owatonna location from January 2001 to January 2005. Prior to his tenure with United Prairie Bank, Mr. McGraw held various positions with Farmers and Merchants Savings Bank, Waukon State Bank and the FDIC.
Dwain C. Jorgensen, age 62. Mr. Jorgensen has served as Senior Vice President of Technology, Facilities and Compliance of the Company and Bank since 2007. From 1998 to 2007, he served as Senior Vice President of Operations of the Company and the Bank. From 1989 to 1998, he served as Vice President, Controller and Chief Accounting Officer of the Company and the Bank. From 1983 to 1989, Mr. Jorgensen was an Assistant Vice President and Operations Officer for the Bank.
Susan K. Kolling, age 59. Ms. Kolling has been a director of the Company since 2001. Ms. Kolling served as a Vice President of the Bank from 1992 to 1994 and has served as a Senior Vice President of the Bank and the Company since 1995. In addition, from 1997 to 2003, Ms. Kolling was an owner of Kolling Family Corp. which does business as Valley Home Improvement, a retail lumber yard. Ms. Kolling became a director of Kolling Family Corp. in 2004.
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
Our allowance for loan losses may prove to be insufficient to absorb losses or adequately reflect at any given time the inherent risk of loss in our loan portfolio.
Our non-performing assets remained at an elevated level in 2010 at $84.5 million, or 9.59% of loans receivable at December 31, 2010 and $77.4 million, or 7.47% of total assets at December 31, 2009. The elevated level of non-performing loans was primarily due to the weakened economy and the continued difficulties in the real estate markets we primarily serve. If the economy and/or the real estate markets continue to remain weak, these assets may not perform according to their terms and the value of the collateral may be insufficient to pay any remaining loan balance. If this occurs, we may experience losses or an increased risk of loss in our loan portfolio, which could have a negative effect on our results of operations. Like all financial institutions, we maintain an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety. We believe that our allowance for loan losses is maintained at a level adequate to absorb probable losses inherent in our loan portfolio as of the corresponding balance sheet date. However, our allowance for loan losses may not be sufficient to cover actual loan losses or the inherent risk of loss in our loan portfolio, and future provision for loan losses could materially adversely affect our operating results.
In evaluating the adequacy of our allowance for loan losses, we consider numerous quantitative factors, including our historical charge-off experience, growth of our loan portfolio, changes in the composition of loan portfolio and the volume of delinquent and classified loans. In addition, we use information about specific borrower situations, including their financial position and estimated collateral values, to estimate the risk and amount of loss for those borrowers. We also consider many qualitative factors, including general and economic business conditions, duration of the current business cycle, current general market collateral valuations, specific valuation reserves already established, trends apparent in any of the factors we take into account and other matters, which are, by nature, more subjective and fluid. Our estimates of the risk of loss and amount of loss on any loan are complicated by the significant uncertainties surrounding our borrowers’ abilities to successfully execute their business models through changing economic environments, competitive challenges and other factors. Because of the degree of uncertainty and susceptibility of these factors to change, our actual losses and estimates of risk of loss inherent in our loan portfolio may vary from our current estimates. Such variances may materially and adversely affect our financial condition and results of operations.
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
The Company has concentrations in commercial business and commercial real estate loans, increasing the risk in its loan portfolio.
In order to enhance the yield and shorten the term-to-maturity of its loan portfolio, the Company expanded its commercial business and commercial real estate lending during the past 10 years. Much of the increase in the Company’s commercial real estate portfolio over this period was in land development loans, while many of the Company’s commercial business loans were made to borrowers associated with the real estate industry. Commercial business and commercial real estate loans generally, and land development loans in particular, present a higher level of risk than loans secured by one-to-four family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed or properties intended for resale are not developed and sold), the borrower’s ability to repay the loan and the underlying collateral may be impaired.

Commercial business loans to businesses that are dependant on the cash flow generated by the sale or leasing of real estate are similarly impacted. The Company’s commercial business and commercial real estate loan portfolios have experienced difficulties in recent years, which has adversely affected the Company’s results of operations and financial condition. At December 31, 2010, the Company classified $68.1 million of loans as non-performing, of which $63.0 million related to commercial business and commercial real estate loans. The level of non-performing loans increased our loan loss provision and had a negative impact on our earnings. The Company may experience actual losses in respect of these non-performing loans and further increases in the level of non-performing loans in our loan portfolio that may require further increases in our provision for loan losses.
Declines in home values have decreased our loan originations and increased delinquencies and defaults, including in our commercial business and commercial real estate loans.
Declines in home values in our markets have adversely impacted and may continue to impact our results from operations. Like all financial institutions, the Company is subject to the effects of any economic downturn, and in particular, the significant decline in home values. More stringent lending standards implemented by the mortgage industry has made it more difficult for borrowers with marginal credit to qualify for a mortgage. This, along with overall weakness in the economy, has reduced the demand for single family homes and their corresponding value and has resulted in a decrease in new home equity loan originations and increased delinquencies and defaults in both the consumer home equity loan and residential real estate loan portfolios. The decline in the value of single family homes has also significantly impacted the delinquencies and defaults of our commercial real estate loans due to the decrease in estimated value of the underlying collateral and the inability of such commercial borrowers to generate cash flows from the related real estate development, which is often contingent upon the sale of such property. In the current environment, sales of these properties has been, and is anticipated to continue to be difficult. Commercial business loans to businesses that are dependant on the cash flow generated by the sale or renting of residential real estate are similarly impacted.
Regional economic changes in the Company’s markets have adversely impacted, and may continue to adversely impact, results from operations.
Like all financial institutions, the Company is subject to the effects of any economic downturn, and in particular a significant decline in home values and reduced commercial development in the Company’s markets has had a negative effect on results of operations. The Company’s success depends primarily on the general economic conditions in the counties in which the Company conducts business, and in the southern Minnesota and northern Iowa areas in general. Unlike larger financial institutions that are more geographically diversified, the Company provides banking and financial services to customers primarily in the southern Minnesota counties of Fillmore, Freeborn, Houston, Mower, Olmsted and Winona and portions of Steele, Dodge, Goodhue and Wabasha counties, as well as Marshall and Tama counties in Iowa. The local economic conditions in these market areas have a significant impact on the Company’s ability to originate loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. A significant decline in the general economic conditions caused by inflation, recession, unemployment or other factors beyond the Company’s control can affect and has affected these local economic conditions and adversely affected the Company’s financial condition and results of operations. The Company has a significant amount of commercial business and commercial real estate loans and decreases in tenant occupancy and development home sales have had a negative effect on the ability of many of the Company’s borrowers to make timely repayments of their loans and the value of the collateral held as security for these loans, which has adversely impacted the Company’s earnings.
Because of the limited size of the Company, losses on a few large loans or lending relationships can cause significant volatility in earnings.
Due to the Company’s limited size, individual loan amounts can be large relative to the Company’s earnings for a particular period. If one or a few relatively large loans become non-performing in a period and the Company is required to increase its loss reserves, or to write off principal or interest relative to such loans, the operating results for that period could be significantly adversely affected. The effect on results of operations for any given period from a change in the performance of a small number of loans may be disproportionately larger than the impact of such loans on the quality of the Company’s overall loan portfolio. In 2009, our internal loan limits were lowered to $4.5 million per borrower. However, existing borrowers with relationships over that limit were “grandfathered” in and it will take time to reduce the size of all existing relationships below the new limit. The Bank’s largest borrowing relationship had outstanding loans totaling $24.4 million at December 31, 2010.
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
The Bank’s primary source of funding is retail deposits, gathered through its network of fourteen banking offices. Wholesale funding sources principally consist of borrowing lines from the FHLB of Des Moines and the Federal Reserve Bank and brokered and internet certificates of deposit obtained from the national market. Pursuant to an OTS directive, the Bank may not renew existing brokered deposits or accept new brokered deposits without the consent of the OTS. Borrowings from the FHLB are subject to the FHLB’s credit policies and procedures relating to the valuation of the loans securing advances as well as the amount of funds the FHLB will loan to the Bank. The current collateral pledged to secure advances may no longer be acceptable, the formulas for determining the excess pledged collateral may change or the Bank’s credit rating with the FHLB could decrease. In these cases, the Bank may not have sufficient collateral to pledge or borrowing capacity to meet its funding needs and may be required to rely upon alternate funding sources, such as the Federal Reserve Bank, which bear higher borrowing costs. The Bank’s securities and loan portfolios also provide a source of contingent liquidity that could be accessed in a reasonable time period through sales.
Significant changes in general economic conditions, market interest rates, competitive pressures or otherwise, could cause the Bank’s deposits to decrease relative to overall banking operations, and it would have to rely more heavily on borrowings in the future, which are typically more expensive than deposits.
The Bank actively manages its liquidity position and monitors it using cash flow forecasts. Changes in economic conditions, including consumer savings habits and availability or access to borrowed funds and the brokered deposit market, subject to OTS approval, and the internet deposit market could potentially have a significant impact on the Company’s liquidity position, which in turn could materially impact its financial condition, results of operations and cash flows.
The Company’s primary source of cash is dividends from the Bank and, pursuant to the Bank’s Supervisory Agreement, the Bank is restricted from paying dividends to the Company without obtaining prior consent of the OTS. At December 31, 2010, the Company had $2.0 million in cash and other assets that could readily be turned into cash. Primarily, the Company requires cash for the payment of expenses and dividends on the Company’s series A preferred stock. On February 15, 2011, the Company suspended payment of dividends on its series A preferred stock in order to preserve cash and liquidity at the Company, which is expected to continue through 2011. Failure to obtain OTS approval for any future dividends from the Bank to the Company could cause the Company to require other sources of liquidity for the payment of deferred preferred dividends, expenses and other needs beyond 2011. Further information about the Company’s liquidity position is available on page 20 in the “Liquidity and Capital Resources” section of the Annual Report to Security Holders for the year ended December 31, 2010.

We may be required to raise additional capital in the future, but that capital may not be available when it is needed.
We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. Based on operating performance, regulatory requirements or other capital demands, we may at some point need to raise additional capital. Under the Company’s Supervisory Agreement, the Company must submit a capital plan by May 31, 2011 for approval by the OTS. The capital plan must include a proposed minimum tangible equity capital ratio commensurate with the Company’s consolidated risk profile and projections demonstrating the Company’s ability to attain and maintain such ratio. The Bank has been informed by the OTS that it intends to impose an individual minimum capital requirement (IMCR). An IMCR typically requires a bank to establish and maintain levels of capital greater than those generally required for a bank to be classified as “well-capitalized.” The Bank has not been informed by the OTS of the timing or capital levels that may be required. We are in the process of formulating the required capital plan for submission to the OTS. We cannot predict at this time what steps may be necessary in order to address our consolidated and Bank capital requirements. To date, we have reduced the asset size of the Bank in order to enhance its capital position.
If we find it necessary to raise capital through the issuance of additional shares of our common stock or other equity securities, it would dilute the ownership interests of existing stockholders and may dilute the per share book value of our common stock. New investors may also have rights, preferences and privileges senior to our current stockholders which may adversely impact our current stockholders.
Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside of our control, and on our financial performance. Accordingly, we may not be able to raise additional capital, if needed, on favorable economic terms, or other terms acceptable to us. We may also find it necessary to consider and evaluate other alternatives to meet applicable capital requirements, including sales of assets or other forms of recapitalization. If we cannot raise additional capital when needed or otherwise satisfactorily address our capital needs as they arise, our ability to maintain or expand our operations, our ability to meet any Company capital plan or Bank IMCR, operate without additional regulatory or other restrictions, and our operating results, could be materially adversely affected.
The Company and the Bank are subject to the restrictions and conditions of the Supervisory Agreements with the Office of Thrift Supervision (OTS). Failure to comply with the Supervisory Agreements could result in enforcement actions against us, including the imposition of monetary penalties.
The Company and the Bank each entered into Supervisory Agreements with the OTS effective February 22, 2011. The Supervisory Agreements supersede the memoranda of understanding between the Company and the Bank and the OTS dated December 9, 2009. In accordance with the Company’s Supervisory Agreement, we must submit a two year capital plan by May 31, 2011 to the OTS upon which the OTS may make comments, and to which the OTS may require revisions. We must operate within the parameters of the final capital plan and are required to monitor and submit periodic reports on our compliance with the plan. Also under the Company’s Supervisory Agreement, without the consent of the OTS, we may not incur or issue any debt, guarantee the debt of any entity, declare or pay any cash dividends or repurchase any of our capital stock, enter into any new contractual arrangement or renew or extend any existing arrangement relating to compensation or benefits with any director or executive officer, or make any golden parachute payments.
The Bank’s Supervisory Agreement with the OTS primarily relates to the Bank’s financial performance and credit quality issues. In accordance with the Bank’s Supervisory Agreement, the Bank must submit a two year business plan and the OTS may make comments upon, and require revisions to, such plan. The Bank must operate within the parameters of the final business plan and is required to monitor and submit periodic reports on its compliance with the plan. The Bank must also submit a problem asset reduction plan that the OTS may make comments upon, and require revisions to. The Bank must operate within the parameters of the final problem asset plan and is required to monitor and submit periodic reports on its compliance with the plan. The Bank must also revise its loan modification policies and their programs for identifying, monitoring and controlling risk associated with concentrations of credit and improve its documentation of the allowance for loan and lease losses. In addition, without the consent of the OTS, the Bank may not declare or pay any cash dividends, materially increase the total assets of the Bank, enter into any new contractual arrangement or renew or extend any existing arrangement related to compensation or benefits with any directors or officer, make any golden parachute payments, or enter into any significant contracts with a third party service provider.
If the Company or the Bank fails to comply with the terms of their respective agreements, the OTS could take enforcement action against us, including the imposition of monetary penalties or the issuance of a cease and desist order requiring corrective action.
In addition, the OTS has indicated that it intends to impose individual minimum capital requirements (IMCR) on the Bank. An IMCR typically requires a bank to establish and maintain levels of capital greater than those generally required for a bank to be classified as well-capitalized. The Bank has not been informed by the OTS of the timing or capital levels that may be required. The proposed IMCR is not expected to affect the Bank’s status as well-capitalized within the meaning of OTS regulations.
Federal banking supervision and new or revised tax, accounting and other laws, regulations, rules and standards could significantly impact strategic initiatives, results of operations and financial condition.
The financial services industry is highly regulated and laws and regulations may sometimes impose significant limitations on operations. These limitations, and sources of potential liability for the violation of such laws and regulations, are described in Item 1 of Part I of this report under the heading “Business — Regulation and Supervision.” These regulations, along with the currently existing tax and accounting laws, regulations, rules and standards, control the methods by which financial institutions conduct business; implement strategic initiatives, as well as past, present, and contemplated tax planning; and govern financial disclosures. These laws, regulations, rules, and standards are constantly evolving and may change significantly over time. The nature, extent, and timing of the adoption of significant new laws, changes in existing laws, or repeal of existing laws may have a material impact on the Company’s results of operations and financial condition, the effects of which are impossible to predict at this time. In recent years, the Bank has reduced its asset size, primarily in the commercial loan area, in order to enhance its capital position and ratios. Further, pursuant to the Bank’s Supervisory Agreement, the Bank is prohibited from increasing its total assets during any quarter in excess of an amount equal to net interest credited on deposit liabilities during the previous quarter without the prior consent of the OTS. This limitation on the Bank’s growth may have a significant impact on the Company’s and the Bank’s strategic initiatives, results of operations and financial condition.
On July 21, 2010, the President signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.
Certain provisions of the Dodd-Frank Act are expected to have a near term impact on the Company. For example, the new law provides that the OTS, which currently is the primary federal regulator for the Company and the Bank, will cease to exist one year from the date of the new law’s enactment. The Office of the Comptroller of the Currency, which is currently the primary federal regulator for national banks, will become the primary federal regulator for federal thrifts. The Board of Governors of the Federal Reserve System will supervise and regulate all savings and loan holding companies that were formerly regulated by the Office of Thrift Supervision, including the Company.
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
In February 2011, the Company suspended payment of regular quarterly cash dividends on its series A preferred stock following discussions with the OTS in order to preserve cash for potential future needs. Further, pursuant to the Company’s Supervisory Agreement, the Company may not declare or pay any cash dividends, including those on the series A preferred stock, without the consent of the OTS. The Company intends to re-evaluate the deferral of these dividend payments periodically in consultation with the OTS, taking into account the Company’s financial condition, applicable legal restrictions and other relevant factors. Under the terms of the series A preferred stock, the Company is required to pay dividends on a quarterly basis at a rate of 5% for the first five years, after which the dividend rate automatically increases to 9%. Dividend payments on the series A preferred stock may be deferred without default, but the dividend is cumulative and, if the Company fails to pay dividends for six quarters, whether or not consecutive, the Treasury will have the right to appoint two representatives to the Company’s board of directors.
As a CPP participant, we are also subject to various executive compensation and corporate governance restrictions that limit our flexibility in determining appropriate compensation for our senior executive officers and other more highly compensated employees and may adversely affect the attraction and retention of management and other key employees. Among other things, the current restrictions (i) prohibit any bonus, retention award or incentive compensation to our five most highly compensated employees unless it is in the form of long-term restricted common stock that does not vest in the first two years after it is issued and that cannot be transferred except as permitted under a schedule that is based on our redemption of the preferred stock, (ii) prohibit payment of severance for any reason to our executive officers and any of the next five most highly compensated employees, (iii) require us to recover from our executive officers and the next 20 most highly compensated employees any bonus, retention award or incentive compensation when based on materially inaccurate earnings, revenues, gains or other criteria, (iv) require us to permit a non-binding stockholder vote on executive pay, (v) required Treasury to conduct a review of bonuses, retention awards and other compensation paid to our executive officers and the next 20 most highly compensated employees to determine whether such payments were inconsistent with the amended law or TARP or were otherwise contrary to the public interest and to seek their recovery if not, (vi) prohibit incentive compensation to executive officers that encourage unnecessary and excessive risks that threaten the value of our company, and require our compensation committee to periodically review employee compensation plans in light of the risks posed to the Company and take steps to limit those risks. These restrictions apply to us so long as Treasury holds any of our securities (unless it holds only our warrants). Treasury is required to adopt regulations requiring each recipient of CPP funds to meet appropriate standards for executive compensation and corporate governance, including those listed above. The Supervisory Agreements entered into by the Company and the Bank also impose limitations on entry into, or amendment of, certain compensatory and employment arrangements with directors and executive officers. Please see “Item 1 — Business — Regulation and Supervision — Bank Regulation” of this Form 10-K for additional information.
The securities purchase agreement with Treasury permits Treasury unilaterally to modify the agreement to the extent required to comply with any changes after its execution in applicable federal statutes. Whether by means of the foregoing, the exercise of general oversight powers or otherwise, additional, more restrictive legislative or regulatory changes are possible in the future with which we would be obligated to comply and which may affect adversely our operations, the ownership of our capital stock, our financial condition and results of operations, our management and other aspects of our business.
Changes in interest rates could negatively impact the Company’s results of operations.
The earnings of the Company are primarily dependent on net interest income, which is the difference between interest earned on loans and investments and interest paid on interest-bearing liabilities such as deposits and borrowings. Interest rates are highly sensitive to many factors, including government monetary and fiscal policies and domestic and international economic and political conditions. Conditions such as inflation, recession, unemployment, money supply, government borrowing and other factors beyond management’s control may also affect interest rates. If the Company’s interest-earning assets mature, reprice or prepay more quickly than interest-bearing liabilities in a given period, a decrease in market interest rates could adversely affect net interest income. Likewise, if interest-bearing liabilities mature or reprice, or, in the case of deposits, are withdrawn by the accountholder, more quickly than interest-earning assets in a given period, an increase in market interest rates could adversely affect net interest income. Given the Company’s mix of assets and liabilities as of December 31, 2010, a falling interest rate environment would negatively impact the Company’s results of operations. The effect on our deposits of decreases in interest rates generally lags the effect on our assets. The lagging effect of deposit rate changes is primarily due to the Bank’s deposits that are in the form of certificates of deposit, which do not reprice immediately when the federal funds rate changes.
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
The Company faces significant competition both in attracting deposits and in the origination of loans, as described under the heading “Business — Competition.” Mortgage bankers, commercial banks, credit unions and other savings institutions, which have offices in the Bank’s market area have historically provided most of the Company’s competition for deposits and loans; however, the Company also competes with financial institutions that operate through Internet banking operations throughout the United States. In addition, and particularly in times of high interest rates, the Company faces additional and significant competition for funds from money market and mutual funds, securities firms, commercial banks, credit unions and other savings institutions located in the same communities and those that operate through Internet banking operations throughout the United States. Many competitors have substantially greater financial and other resources than the Company. Moreover, the Company may face increased competition in the origination of loans if competing thrift institutions convert to stock form, because such converting thrifts would likely seek to invest their new capital into loans. Finally, credit unions do not pay federal or state income taxes and are subject to fewer regulatory constraints than savings banks and as a result, they may enjoy a competitive advantage over the Company. The Bank competes for loans principally on the basis of the interest rates and loan fees it charges, the types of loans it originates and the quality of services it provides to borrowers. This competitive strategy places significant competitive pressure on the prices of loans and deposits.
Our reputation and its attributes are key assets of our business. Our recent operating performance, elevated level of non-performing assets and enhanced regulatory scrutiny and associated adverse publicity could adversely affect the perception of our customers and prospective customers in our markets, our employees, investors and other stakeholders.
Loss of large checking and money market deposit customers could increase cost of funds and have a negative effect on results of operations.
The Company has a number of large deposit customers that maintain balances in checking and money market accounts at the Bank. At December 31, 2010 there were $66 million in checking and money market accounts of customers that have relationship balances greater than $5 million. The ability to attract and retain these types of deposits has a positive effect on the Company’s net interest margin as they provide a relatively low cost of funds to the Company compared to certificates of deposits or advances. If these depositors were to withdraw these funds and the Bank was not able to replace them with similar types of deposits, the Banks cost of funds would increase and the Company’s results of operation would be negatively impacted.
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
Further, our regulators have significant discretion and authority to prevent or remedy unsafe or unsound practices or violations of laws by financial institutions and holding companies in the performance of their supervisory and enforcement duties. Examples include limits on payment of dividends by banks and regulations governing compensation. Regulation of dividends would limit the liquidity of the Company and limits on compensation may adversely affect our ability to attract and retain employees. See page 36 for a discussion of risks related to the Company’s and the Bank’s Supervisory Agreements to which we have become subject and page 37 for risks relating to the adoption of the Dodd-Frank Act.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The Company leases its corporate office in Rochester, Minnesota and owns the buildings and land for 9 of its 14 full service branches. The remaining five full service branches and one loan origination office are leased. These leased offices are located at 1016 Civic Center Drive NW, Rochester, Minnesota, 3900 55th Street NW, Rochester, Minnesota and 2805 Dodd Road, Suite 160, Eagan, Minnesota. Leased private banking offices are located at 5201 Eden Avenue, Suite 170, Edina, Minnesota and 100 1st Ave Bldg., Suite 200, Rochester, Minnesota. The Company’s loan origination office is located at 50 14th Avenue East, Suite 100, Sartell, Minnesota. The Bank uses all properties and they are all located in Minnesota, except for the two full service branches located in Iowa.
ITEM 3. LEGAL PROCEEDINGS
From time to time, the Bank and the Company are involved as plaintiff or defendant in various legal proceedings arising in the normal course of business. While the ultimate outcome of these various legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal actions should not have a material effect on the Company’s consolidated financial condition or results of operations.
ITEM 4. RESERVED
PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The information on page 23 under the caption “Dividends”, page 47 in paragraphs 1, 2, 3, 5 and 6 under the caption “Note 15 Stockholders’ Equity”, and page 60 under the caption “Common Stock Information” and the inside back cover page of the Annual Report to Security Holders for the year ended December 31, 2010 is incorporated herein by reference. Prior to the earlier of December 23, 2011, or the date on which all of our series A preferred stock has been redeemed or Treasury has transferred all of the shares of our series A preferred stock to third parties that are not affiliates of Treasury, we may not, without the consent of Treasury, declare or pay a dividend or make any distribution on our common stock, other than regular quarterly cash dividends of not more than $0.25 per share, the amount of the last quarterly cash dividend per share declared on our common stock prior to October 14, 2008, as adjusted for any stock split, stock dividend, reverse stock split, reclassification or similar transaction; dividends payable solely in shares of our common stock; and dividends or distributions in connection with a stockholders’ rights plan or rights of a class or series of our stock that expressly provides that it ranks junior to the series A preferred stock as to dividends and liquidation. So long as any shares of our series A preferred stock remain outstanding, unless all accrued and unpaid dividends for all prior dividend periods have been paid or are contemporaneously declared and paid in full on our series A preferred stock, we may not pay or declare any dividend on our common stock or other junior stock, other than a dividend payable solely in common stock. In addition, under the terms of the Supervisory Agreement that we entered into with the OTS effective February 22, 2011, we may not declare or pay any cash dividend without prior notice to, and the consent of, the OTS.

STOCKHOLDER RETURN PERFORMANCE PRESENTATION
The following graph compares the total cumulative stockholders’ return on the Company’s common Stock to the NASDAQ U.S. Stock Index (“NASDAQ Composite”), which includes all NASDAQ traded stocks of U.S. companies, and the SNL Bank NASDAQ Index.

	Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10

HMN Financial, Inc.	100.00	120.44	88.55	15.70	15.78	10.55
NASDAQ Composite	100.00	110.39	122.15	73.32	106.57	125.91
SNL Bank NASDAQ Index	100.00	112.27	88.14	64.01	51.93	61.27
ITEM 6. SELECTED FINANCIAL DATA
The information on page 4 under the caption “Five Year Consolidated Financial Highlights” of the Annual Report to Security Holders for the year ended December 31, 2010 is incorporated herein by reference.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The table on page 7 and the tables regarding investment maturities on page 18 of Part 1 Item 1 of this report, as well as the information on pages 5 through 25 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, other than the section captioned “Market Risk”, of the Annual Report to Security Holders for the year ended December 31, 2010 is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The information on pages 24 through 25 under the captions “Market Risk” and “Asset/Liability Management” of the Annual Report to Security Holders for the year ended December 31, 2010 is incorporated herein by reference.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements (including the notes to the financial statements) on pages 26 through 60, other than the sections captioned “Other Financial Data” and “Common Stock Information”, of the Annual Report to Security Holders for the year ended December 31, 2010 is incorporated herein by reference.

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
Under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under this framework, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010. The independent registered public accounting firm that audited the Company’s financial statements incorporated into this Form 10-K, has issued the following attestation report on the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
HMN Financial, Inc.:
We have audited HMN Financial, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). HMN Financial, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report. Our responsibility is to express an opinion on HMN Financial, Inc.’s internal control over financial reporting based on our audit.
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
In our opinion, HMN Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of HMN Financial, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of loss, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 4, 2011 expressed an unqualified opinion on those consolidated financial statements.
Minneapolis, Minnesota
March 4, 2011

Changes in internal controls. No change in the Company’s internal control over financial reporting was identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the period covered by this report and that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated by reference from the information under the caption “Executive Officers” in Part I of this report and under the captions “Board of Directors,” “Committees of the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Company’s fiscal year ended December 31, 2010.
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from the information under the caption “2010 Executive Compensation”, “Compensation Discussion and Analysis”, “2010 Director Compensation”, “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Company’s fiscal year ended December 31, 2010.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference from the information under the captions “Security Ownership of Management and Certain Beneficial Owners” and “Other Equity Compensation Plan Information” in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Company’s fiscal year ended December 31, 2010.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from the information under the captions “Proposal I — Election of Directors — Board of Directors” and “Corporate Governance — Committees of the Board of Directors; — Director Independence; and — Certain Transactions” in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Company’s fiscal year ended December 31, 2010.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference from the information under the captions “Corporate Governance — Independent Registered Public Accounting Firm Fees” and “Approval of Independent Registered Public Accounting Firm Services and Fees” in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Company’s fiscal year ended December 31, 2010.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     1. Financial Statements
The following financial statements appearing in the Company’s Annual Report to Security Holders for the year ended December 31, 2010, are incorporated herein by reference.
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

HMN FINANCIAL, INC.
Date: March 4, 2011	By:	/s/Bradley C. Krehbiel
Bradley C. Krehbiel,
President

     Each of the undersigned hereby appoints Timothy Geisler and Jon J. Eberle, and each of them (with full power to act alone), as attorneys and agents for the undersigned, with full power of substitution, for and in the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission under the Securities Act of 1934, as amended, any and all amendments and exhibits to this Annual Report on Form 10-K and any and all applications, instruments, and other documents to be filed with the Securities and Exchange Commission pertaining to this Annual Report on Form 10-K or any amendments thereto, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary or desirable. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 4, 2011.

Name	Title

/s/ Bradley C. Krehbiel Bradley C. Krehbiel	President (Principal Executive Officer)

Senior Vice President,
/s/ Jon J. Eberle Jon J. Eberle	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ Timothy R. Geisler Timothy R. Geisler	Chairman of the Board

/s/ Allan R. DeBoer Allan R. DeBoer	Director

/s/ Michael J. Fogarty Michael J. Fogarty	Director

/s/ Karen L. Himle Karen L. Himle	Director

/s/Susan K. Kolling Susan K. Kolling	Director

/s/ Malcolm W. McDonald Malcolm W. McDonald	Director

/s/ Mahlon C. Schneider Mahlon C. Schneider	Director

/s/Hugh C. Smith Hugh C. Smith	Director

INDEX TO EXHIBITS

Exhibit
Number	Exhibit	Filing Status
3.1	Certificate of Incorporation, as amended April 28, 1998	Incorporated by Reference (1)

3.2	Amended and Restated By-laws	Incorporated by Reference (2)

4.1	Form of Common Stock Certificate	Incorporated by Reference (3)

4.2	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series A	Incorporated by Reference (4)

4.3	Warrant to Purchase Common Stock, dated December 23, 2008	Incorporated by Reference (5)

10.2†	Form of Change in Control Agreement with executive officers	Incorporated by Reference (6)

10.3†	Directors Deferred Compensation Plan	Incorporated by Reference (7)

10.4†	Amended and Restated HMN Financial, Inc. Stock Option and Incentive Plan dated July 29, 1998	Incorporated by Reference (8)

10.5†	HMN Financial, Inc. 2001 Omnibus Stock Plan	Incorporated by Reference (9)

10.6†	Form of Incentive Stock Option Agreement for HMN Financial, Inc. 2001 Omnibus Stock	Incorporated by Reference (10)

10.7†	Form of Non-Statutory Stock Option Agreement for HMN Financial, Inc. 2001 Omnibus Stock Plan	Incorporated by Reference (11)

10.8†	Form of Restricted Stock Agreement for HMN Financial, Inc. 2001 Omnibus Stock Plan	Incorporated by Reference (12)

10.9	HMN Financial, Inc. Employee Stock Ownership Plan (as amended through February 26, 2008)	Incorporated by Reference (13)

10.10	Letter Agreement, dated December 23, 2008, including Securities Purchase Agreement—Standard Terms incorporated therein by reference, between HMN Financial, Inc. and the United States Department of the Treasury	Incorporated by Reference (14)

10.11†	Form of Agreement with Senior Executive Officer to Amend Certain Benefit Plans of the Company	Incorporated by Reference (15)

10.12†	Form of Waiver by Senior Executive Officers	Incorporated by Reference (16)

10.13†	HMN Financial, Inc. 2009 Equity Incentive Plan	Incorporated by Reference (17)

10.14†	Form of Restricted Stock Agreement under HMN Financial, Inc. 2009 Equity Incentive Plan	Incorporated by Reference (18)

10.15†	Form of Incentive Stock Option Agreement under HMN Financial, Inc. 2009 Equity Incentive Plan	Incorporated by Reference (19)

10.16†	Form of Non-Statutory Stock Option Agreement under HMN Financial, Inc. 2009 Equity Incentive Plan	Incorporated by Reference (20)

10.17†	Description of Bradley Krehbiel 2010 Incentive Plan	Incorporated by Reference (21)

10.18†	Description of Retention Awards for Certain Executive Officers	Filed Electronically

10.19	Supervisory Agreement between HMN Financial, Inc. and the Office of Thrift Supervision	Filed Electronically

Exhibit
Number	Exhibit	Filing Status
10.20	Supervisory Agreement between Home Federal Savings Bank and the Office of Thrift Supervision	Filed Electronically

13	Portions of Annual Report to Security Holders incorporated by reference	Filed Electronically

21	Subsidiaries of Registrant	Filed Electronically

23	Consent of KPMG LLP	Filed Electronically

24	Powers of Attorney	Included with Signatures

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically

32	Section 1350 Certifications	Filed Electronically

99.1	Section 111(b)(4) Certifications of Chief Executive Officer	Filed Electronically

99.2	Section 111(b)(4) Certifications of Chief Financial Officer	Filed Electronically

†	Management contract or compensatory arrangement

1	Incorporated by reference to Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1998 (File No. 0-24100).

2	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 10-Q, as amended, for the period ended September 30, 2008 (File No. 0-24100).

3	Incorporated by reference to the same numbered exhibit to the Company’s Registration Statement on Form S-1 dated April 1, 1994 (File No. 33-77212).

4	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 19, 2008, filed on December 23, 2008 (File No. 0-24100).

5	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 19, 2008, filed on December 23, 2008 (File No. 0-24100).

6	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 27, 2008, filed on June 2, 2008 (File No. 0-24100).

7	Incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 1994 (File No. 0-24100).

8	Incorporated by reference to Exhibit 10.1(b) to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1998 (File No. 0-24100).

9	Incorporated by reference to Exhibit B to the Company’s Proxy Statement for its Annual Meeting of Stockholders held on April 24, 2001 (File no. 0-24100).

10	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004 (File No. 0-24100).

11	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004 (File No. 0-24100).

12	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated January 24, 2005, filed on January 28, 2005 (File No. 0-24100).

13	Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2007 (File No. 0-24100).

14	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 19, 2008, filed on December 23, 2008 (File No. 0-24100).

15	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 19, 2008, filed on December 23, 2008 (File No. 0-24100).

16	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 19, 2008, filed on December 23, 2008 (File No. 0-24100).

17	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated May 6, 2009, filed on May 12, 2009 (File No. 0-24100).

18	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated May 6, 2009, filed on May 12, 2009 (File No. 0-24100).

19	Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K dated May 6, 2009, filed on May 12, 2009 (File No. 0-24100).

20	Incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K dated January 25, 2010, filed on January 28, 2010 (File No. 0-24100).

21	Incorporated by reference to Exhibit 14 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005 (File No. 0-24100).