Form 10-Q
period 2011-03-31
HMN FINANCIAL INC
filed 2011-05-05
CIK 921183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at April 20, 2011
Common stock, $0.01 par value	4,388,399

HMN FINANCIAL, INC.
CONTENTS

PART I — FINANCIAL INFORMATION
Item 1 : Financial Statements
HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31,	December 31,
(Dollars in thousands)	2011	2010
	(unaudited)
Assets
Cash and cash equivalents	$39,976	20,981
Securities available for sale:
Mortgage-backed and related securities (amortized cost $28,284 and $32,036)	29,641	33,506
Other marketable securities (amortized cost $128,652 and $118,631)	128,002	118,058

	157,643	151,564

Loans held for sale	1,624	2,728
Loans receivable, net	634,282	664,241
Accrued interest receivable	3,221	3,311
Real estate, net	21,469	16,382
Federal Home Loan Bank stock, at cost	6,410	6,743
Mortgage servicing rights, net	1,575	1,586
Premises and equipment, net	9,123	9,450
Prepaid expenses and other assets	3,433	3,632
Deferred tax asset, net	0	0

Total assets	$878,756	880,618

Liabilities and Stockholders’ Equity
Deposits	$688,078	683,230
Federal Home Loan Bank advances and Federal Reserve borrowings	115,000	122,500
Accrued interest payable	917	1,092
Customer escrows	1,422	818
Accrued expenses and other liabilities	3,698	3,431

Total liabilities	809,115	811,071

Commitments and contingencies
Stockholders’ equity:
Serial preferred stock ($.01 par value):
Authorized 500,000 shares; issued shares 26,000	24,390	24,264
Common stock ($.01 par value):
Authorized 11,000,000; issued shares 9,128,662	91	91
Additional paid-in capital	53,662	56,420
Retained earnings, subject to certain restrictions	55,930	55,838
Accumulated other comprehensive income, net of tax	427	541
Unearned employee stock ownership plan shares	(3,336)	(3,384)
Treasury stock, at cost 4,740,263 and 4,818,263 shares	(61,523)	(64,223)

Total stockholders’ equity	69,641	69,547

Total liabilities and stockholders’ equity	$878,756	880,618

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Income (Loss)
(unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2011	2010
Interest income:
Loans receivable	$9,903	11,759
Securities available for sale:
Mortgage-backed and related	324	535
Other marketable	417	572
Cash equivalents	1	1
Other	69	37

Total interest income	10,714	12,904

Interest expense:
Deposits	1,940	3,421
Federal Home Loan Bank advances and Federal Reserve borrowings	1,329	1,522

Total interest expense	3,269	4,943

Net interest income	7,445	7,961
Provision for loan losses	1,946	6,533

Net interest income after provision for loan losses	5,499	1,428

Non-interest income:
Fees and service charges	924	842
Loan servicing fees	250	268
Gain on sales of loans	495	314
Other	117	150

Total non-interest income	1,786	1,574

Non-interest expense:
Compensation and benefits	3,560	3,449
Loss (gain) on real estate owned	47	(761)
Occupancy	940	1,031
Deposit insurance	404	517
Data processing	253	276
Other	1,588	1,505

Total non-interest expense	6,792	6,017

Income (loss) before income tax expense (benefit)	493	(3,015)
Income tax expense (benefit)	76	(1,168)

Net income (loss)	417	(1,847)
Preferred stock dividends and discount	(449)	(440)

Net loss available to common shareholders	(32)	(2,287)

Basic loss per common share	$(0.01)	(0.61)

Diluted loss per common share	$(0.01)	(0.61)

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity and Comprehensive Income
For the Three Month Period Ended March 31, 2011
(unaudited)

						Unearned
						Employee
					Accumulated	Stock		Total
			Additional		Other	Ownership		Stock-
	Preferred	Common	Paid-in	Retained	Comprehensive	Plan	Treasury	Holders’
(Dollars in thousands)	Stock	Stock	Capital	Earnings	Income	Shares	Stock	Equity

Balance, December 31, 2010	$24,264	91	56,420	55,838	541	(3,384)	(64,223)	69,547
Net income				417				417
Other comprehensive loss, net of tax:
Net unrealized losses on securities available for sale					(114)			(114)

Total comprehensive income								303
Preferred stock discount amortization	126		(126)					0
Stock compensation tax benefits			8					8
Unearned compensation restricted stock awards			(2,700)				2,700	0
Amortization of restricted stock awards			79					79
Preferred stock dividends accrued				(325)				(325)
Earned employee stock ownership plan shares			(19)			48		29

Balance, March 31, 2011	$24,390	91	53,662	55,930	427	(3,336)	(61,523)	69,641

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2011	2010

Cash flows from operating activities:
Net income (loss)	$417	(1,847)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Provision for loan losses	1,946	6,533
Depreciation	327	397
Amortization of premiums, net	69	186
Amortization of deferred loan fees	(236)	(73)
Amortization of mortgage servicing rights, net	98	109
Capitalized mortgage servicing rights	(87)	(150)
Deferred income tax expense (benefit)	76	(1,792)
Loss (gain) on sales of real estate	47	(761)
Gain on sales of loans	(495)	(314)
Proceeds from sale of loans held for sale	14,266	16,361
Disbursements on loans held for sale	(9,812)	(14,348)
Amortization of restricted stock awards	79	97
Amortization of unearned ESOP shares	48	48
Earned employee stock ownership shares priced below original cost	(19)	(10)
Stock option compensation	8	16
Decrease in accrued interest receivable	90	238
Decrease in accrued interest payable	(175)	(361)
Decrease in other assets	153	440
Increase (decrease) in other liabilities	(61)	368
Other, net	41	1

Net cash provided by operating activities	6,780	5,138

Cash flows from investing activities:
Principal collected on securities available for sale	3,756	5,168
Proceeds collected on maturities of securities available for sale	30,000	17,000
Purchases of securities available for sale	(40,032)	(25,072)
Redemption of Federal Home Loan Bank stock	333	0
Proceeds from sales of real estate	1,055	5,431
Net decrease in loans receivable	19,212	16,251
Purchases of premises and equipment	0	(34)

Net cash provided by investing activities	14,324	18,744

Cash flows from financing activities:
Increase (decrease) in deposits	4,787	(6,359)
Dividends paid to preferred stockholders	0	(325)
Proceeds from borrowings	0	5,000
Repayment of borrowings	(7,500)	(5,000)
Increase in customer escrows	604	685

Net cash used by financing activities	(2,109)	(5,999)

Increase in cash and cash equivalents	18,995	17,883
Cash and cash equivalents, beginning of period	20,981	16,418

Cash and cash equivalents, end of period	$39,976	34,301

Supplemental cash flow disclosures:
Cash paid for interest	$3,443	5,304
Cash paid for income taxes	0	39
Supplemental noncash flow disclosures:
Transfer of loans to real estate	6,231	1,138
Loans transferred to loans held for sale	2,806	1,072
See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
March 31, 2011 and 2010
(1) HMN Financial, Inc.
HMN Financial, Inc. (HMN or the Company) is a stock savings bank holding company that owns 100 percent of Home Federal Savings Bank (the Bank). The Bank has a community banking philosophy and operates retail banking and loan production offices in Minnesota and Iowa. The Bank has one wholly owned subsidiary, Osterud Insurance Agency, Inc. (OIA), which offers financial planning products and services. HMN has another wholly owned subsidiary, Security Finance Corporation (SFC), which is currently not actively engaged in any activities.
The consolidated financial statements included herein are for HMN, SFC, the Bank and OIA. All significant intercompany accounts and transactions have been eliminated in consolidation.
(2) Basis of Preparation
The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income (loss), consolidated statement of stockholders’ equity and comprehensive income and consolidated statements of cash flows in conformity with U.S. generally accepted accounting principles. However, all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The results of operations for the three-month period ended March 31, 2011 is not necessarily indicative of the results which may be expected for the entire year.
Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform with the current period presentation.
(3) New Accounting Standards
In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable. Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings are also required. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. This ASU is effective for interim and annual reporting periods after December 15, 2010 and the related disclosures were included in Note 5 in the Company’s December 31, 2010 notes to the consolidated financial statements and in Note 9 of this quarterly report.
In January 2011, the FASB issued ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. The amendment temporarily delays the effective date of the disclosures about troubled debt restructurings in ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses for public entities.
In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310), A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This ASU provides guidance on evaluating whether a restructuring constitutes a troubled debt restructuring. It indicates that if a creditor separately concludes that a restructuring constitutes a concession and that the debtor is experiencing financial difficulties that the restructuring is a troubled debt restructuring. It also clarifies guidance on a creditor’s evaluation of the above two items. For public entities, such as HMN, the amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. In addition, this ASU requires that the disclosures about troubled debt restructurings that were delayed by ASU 2011-01 in January 2011 be disclosed for interim and annual periods beginning on or after June 15, 2011. It is anticipated the implementation of the guidance in this ASU will result in more loan restructurings being classified as troubled debt restructurings.
(4) Derivative Instruments and Hedging Activities
The Company has commitments outstanding to extend credit to future borrowers that had not closed prior to the end of the quarter. The Company intends to sell these commitments, which are referred to as its mortgage pipeline. As commitments to originate or purchase loans enter the mortgage pipeline, the Company generally enters into commitments to sell the mortgage pipeline into the secondary market on a firm commitment or best efforts basis. The commitments to originate, purchase or sell loans on a firm commitment basis are derivatives. As a result of marking to market the mortgage pipeline and the related firm commitments to sell for the period ended March 31, 2011, the Company recorded an increase in other assets of $4,000, an increase in other liabilities of $3,000 and a gain included in the gain on sales of loans of $1,000.
The current commitments to sell loans held for sale are derivatives that do not qualify for hedge accounting. As a result, these derivatives are marked to market and the related loans held for sale are recorded at the lower of cost or market. The Company recorded a decrease in other assets of $50,000 and a decrease in the mark to market adjustment for loans held for sale of $50,000.
(5) Fair Value Measurements
ASC 820, Fair Value Measurements establishes a framework for measuring the fair value of assets and liabilities using a hierarchy system consisting of three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:
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
The following table summarizes the assets of the Company for which fair values are determined on a recurring basis as of March 31, 2011 and December 31, 2010.

	Carrying value at March 31, 2011
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale	$157,643	1,313	156,330	0
Mortgage loan commitments	(4)	0	(4)	0

Total	$157,639	1,313	156,326	0

	Carrying value at December 31, 2010
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale	$151,564	1,740	149,824	0
Mortgage loan commitments	(1)	0	(1)	0

Total	$151,563	1,740	149,823	0

There were no transfers between Levels 1, 2, or 3 during the three months ended March 31, 2011.

The Company may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from the application of the lower-of-cost-or-market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis that were still held at March 31, 2011 and December 31, 2010, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at March 31, 2011 and December 31, 2010.

					Three months ended
	Carrying value at March 31, 2011				March 31, 2011
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Total Losses
Loans held for sale	$1,624	0	1,624	0	(7)
Mortgage servicing rights	1,575	0	1,575	0	0
Loans (1)	61,272	0	61,272	0	(2,082)
Real estate, net(2)	21,469	0	21,469	0	(88)

Total	$85,940	0	85,940	0	(2,177)

					Year ended
	Carrying value at December 31, 2010				December 31, 2010
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Total Losses
Loans held for sale	$2,728	0	2,728	0	(6)
Mortgage servicing rights	1,586	0	1,586	0	0
Loans (1)	43,039	0	43,039	0	(18,855)
Real estate, net (2)	16,385	0	16,385	0	(1,782)

Total	$63,738	0	63,738	0	(20,643)

(1)	Represents carrying value and related write-downs of loans for which adjustments are based on the appraised value of the collateral. The carrying value of loans fully charged-off is zero.

(2)	Represents the fair value and related losses of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.
(6) Fair Value of Financial Instruments
Generally accepted accounting principles require interim reporting period disclosure about the fair value of financial instruments, including assets, liabilities and off-balance sheet items for which it is practicable to estimate fair value. The fair value estimates are made based upon relevant market information, if available, and upon the characteristics of the financial instruments themselves. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based upon judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. The estimated fair value of the Company’s financial instruments as of March 31, 2011 and December 31, 2010 are shown below.

	March 31,			December 31,
	2011			2010
	Carrying	Estimated	Contract	Carrying	Estimated	Contract
(Dollars in thousands)	amount	fair value	amount	amount	fair value	amount

Financial assets:
Cash and cash equivalents	$39,976	39,976		20,981	20,981
Securities available for sale	157,643	157,643		151,564	151,564
Loans held for sale	1,624	1,624		2,728	2,728
Loans receivable, net	634,282	625,565		664,241	655,508
Federal Home Loan Bank stock	6,410	6,410		6,743	6,743
Accrued interest receivable	3,221	3,221		3,311	3,311
Financial liabilities:
Deposits	688,078	688,078		683,230	683,230
Federal Home Loan Bank advances	115,000	120,976		122,500	129,893
Accrued interest payable	917	917		1,092	1,092
Off-balance sheet financial instruments:
Commitments to extend credit	(4)	(4)	94,594	56	56	92,313
Commitments to sell loans	11	11	3,419	(1)	(1)	3,413
(7) Other Comprehensive Loss
Other comprehensive loss is defined as the change in equity during a period from transactions and other events from nonowner sources. Comprehensive income (loss) is the total of net income (loss) and other comprehensive loss, which for the Company is comprised of unrealized losses on securities available for sale. The components of other comprehensive loss and the related tax effects were as follows:

	For the period ended March 31,
	2011			2010
(Dollars in thousands)	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Securities available for sale:
Net unrealized losses arising during the period	$(190)	(76)	(114)	(376)	(149)	(227)

Other comprehensive loss	$(190)	(76)	(114)	(376)	(149)	(227)

(8) Securities Available For Sale
The following table shows the gross unrealized losses and fair value for the securities available for sale portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2011 and December 31, 2010.

	March 31, 2011
	Less than twelve months			Twelve months or more			Total
	# of	Fair	Unrealized	# of	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Investments	Value	Losses	Investments	Value	Losses	Value	Losses

Other marketable securities:
U.S. Government agency obligations	13	$62,681	(225)	0	$0	0	$62,681	(225)
Corporate preferred stock	0	0	0	1	175	(525)	175	(525)

Total temporarily impaired securities	13	$62,681	(225)	1	$175	(525)	$62,856	(750)

	December 31, 2010
	Less than twelve months			Twelve months or more			Total
	# of	Fair	Unrealized	# of	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Investments	Value	Losses	Investments	Value	Losses	Value	Losses

Other marketable securities:
U.S. Government agency obligations	10	$47,610	(266)	0	$0	0	$47,610	(266)
Corporate preferred stock	0	0	0	1	175	(525)	175	(525)

Total temporarily impaired securities	10	$47,610	(266)	1	$175	(525)	$47,785	(791)

We review our investment portfolio on a quarterly basis for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the market liquidity for the investment, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer, and our intent and ability to hold the investment for a period of time sufficient to recover the temporary loss. The unrealized losses on collateralized mortgage and agency obligations are primarily due to changes in interest rates and were not determined to be other-than-temporary. Mortgage backed securities in the table above had an average life of less than three years and the other marketable securities had an average life of less than two years at March 31, 2011.
The unrealized losses reported for corporate preferred stock at March 31, 2011 related to a single trust preferred security that was issued by the holding company of a small community bank. Typical of most trust preferred issuances, the issuer has the ability to defer interest payments for up to five years with interest payable on the deferred balance. In October 2009, the issuer elected to defer its scheduled interest payments as allowed by the terms of the security agreement. The issuer’s subsidiary bank has incurred operating losses due to increased provisions for loan losses but still meets the regulatory requirements to be considered “adequately capitalized” based on its most recent regulatory filing. In addition, the owners of the issuing bank appear to have the ability to make additional capital contributions. Based on a review of the issuer, it was determined that the trust preferred security was not other-than-temporarily impaired at March 31, 2011. The Company does not intend to sell the preferred stock and has the intent and ability to hold it for a period of time sufficient to recover the temporary loss. Management believes that the Company will receive all principal and interest payments contractually due on the security and that the decrease in the market value is primarily due to a lack of liquidity in the market for trust preferred securities and the deferral of interest by the issuer. Management will continue to monitor the credit risk of the issuer and may be required to recognize other-than-temporary impairment charges on this security in future periods.
A summary of securities available for sale at March 31, 2011 and December 31, 2010 is as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(Dollars in thousands)	cost	gains	losses	value

March 31, 2011:
Mortgage-backed securities:
FHLMC	$15,708	705	0	16,413
FNMA	11,301	614	0	11,915
Collateralized mortgage obligations:
FHLMC	894	31	0	925
FNMA	381	7	0	388

	28,284	1,357	0	29,641

Other marketable securities:
U.S. Government agency obligations	127,952	100	(225)	127,827
Corporate preferred stock	700	0	(525)	175

	128,652	100	(750)	128,002

	$156,936	1,457	(750)	157,643

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(Dollars in thousands)	cost	gains	losses	value

December 31, 2010:
Mortgage-backed securities:
FHLMC	$17,555	719	0	18,274
FNMA	12,800	692	0	13,492
Collateralized mortgage obligations:
FHLMC	1,299	44	0	1,343
FNMA	382	15	0	397

	32,036	1,470	0	33,506

Other marketable securities:
U.S. Government agency obligations	117,931	218	(266)	117,883
Corporate preferred stock	700	0	(525)	175

	118,631	218	(791)	118,058

	$150,667	1,688	(791)	151,564

The following table indicates amortized cost and estimated fair value of securities available for sale at March 31, 2011 based upon contractual maturity adjusted for scheduled repayments of principal and projected prepayments of principal based upon current economic conditions and interest rates.

	Amortized	Fair
(Dollars in thousands)	cost	value

Due less than one year	$100,701	101,228
Due after one year through five years	53,672	54,288

Due after five years through ten years	1,863	1,952
No stated maturity	700	175

Total	$156,936	157,643

The allocation of mortgage-backed securities and collateralized mortgage obligations in the table above is based upon the anticipated future cash flow of the securities using estimated mortgage prepayment speeds. The allocation of other marketable securities that have call features is based on the anticipated cash flows to the call date if it is anticipated that the security will be called, or to the maturity date if it is not anticipated to be called.

(9) Allowance for Loan Losses and Credit Quality Information
The allowance for loan losses is summarized as follows:

		Commercial		Commercial
(Dollars in thousands)	1-4 Family	Real Estate	Consumer	Business	Total

Balance, December 31, 2010	$2,145	24,590	924	15,169	42,828

Provision for losses	756	539	147	504	1,946
Charge-offs	(403)	(7,576)	(52)	(2,308)	(10,339)
Recoveries	0	5	4	509	518

Balance, March 31, 2011	$2,498	17,558	1,023	13,874	34,953

Allocated to:
Specific reserves	$1,578	7,501	133	9,636	18,848
General reserves	920	10,057	890	4,238	16,105

Balance, March 31, 2011	$2,498	17,558	1,023	13,874	34,953

Loans receivable at December 31, 2010:
Individually reviewed for impairment	$6,729	45,077	299	26,855	78,960
Collectively reviewed for impairment	121,806	311,314	70,304	126,184	629,608

Ending balance	$128,535	356,391	70,603	153,039	708,568

Loans receivable at March 31, 2011:
Individually reviewed for impairment	$6,113	30,371	293	24,495	61,272
Collectively reviewed for impairment	121,509	296,735	67,655	123,452	609,351

Ending balance	$127,622	327,106	67,948	147,947	670,623

The following table summarizes the amount of classified and unclassified loans at March 31, 2011 and December 31, 2010:

	March 31, 2011			December, 31, 2010
(Dollars in thousands)	Classified	Unclassified	Total	Classified	Unclassified	Total

1-4 family	$15,096	112,526	127,622	15,623	112,912	128,535
Commercial real estate:
Residential developments	34,949	33,313	68,262	42,888	44,218	87,106
Alternative fuels	10,917	18,783	29,700	11,069	20,054	31,123
Other	13,459	215,685	229,144	12,882	225,280	238,162

Consumer	292	67,656	67,948	306	70,297	70,603
Commercial business:
Construction/development	6,207	5,319	11,526	6,683	5,117	11,800
Banking	8,223	5,829	14,052	8,223	5,830	14,053
Other	16,671	105,698	122,369	20,468	106,718	127,186

	$105,814	564,809	670,623	118,142	590,426	708,568

Classified loans represent substandard and non-performing loans. Loans classified substandard are loans that are generally inadequately protected by the current net worth and paying capacity of the obligor, or by the collateral pledged, if any. Assets so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.
The aging of past due loans at March 31, 2011 and December 31, 2010 are summarized as follows:

							Loans 90
							Days or
							More Past
	30-59	60-89	90 Days				Due and
	Days	Days	or More	Total	Current	Total	Still
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans	Accruing

March 31, 2011
1-4 family	$3,069	485	2,013	5,567	122,055	127,622	441
Commercial real estate:
Residential developments	351	2,776	331	3,458	64,804	68,262	0
Alternative fuels	0	0	4,994	4,994	24,706	29,700	0
Other	326	51	4,178	4,555	224,589	229,144	0

Consumer	641	1	238	880	67,068	67,948	83
Commercial business:
Construction/development	0	0	1,491	1,491	10,035	11,526	0
Banking	0	0	8,223	8,223	5,829	14,052	0
Other	589	75	6,971	7,635	114,734	122,369	0

	$4,976	3,388	28,439	36,803	633,820	670,623	524

December 31, 2010
1-4 family	$2,313	695	3,500	6,508	122,027	128,535	178
Commercial real estate:
Residential developments	444	3,899	15,523	19,866	67,240	87,106	0
Alternative fuels	0	0	4,994	4,994	26,129	31,123	0
Other	75	264	3,914	4,253	233,909	238,162	0

Consumer	446	163	207	816	69,787	70,603	0
Commercial business:
Construction/development	0	0	4,809	4,809	6,991	11,800	0
Banking	0	0	8,223	8,223	5,830	14,053	0
Other	311	45	7,876	8,232	118,954	127,186	576

	$3,589	5,066	49,046	57,701	650,867	708,568	754

Impaired loans include loans that are non-performing (non-accruing) and loans that have been modified in a troubled debt restructuring. The following table summarizes impaired loans and related allowances as of March 31, 2011 and December 31, 2010:

	March 31, 2011
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized

Loans with no related allowance recorded:
1-4 family	$1,372	1,372	0	686	20
Commercial real estate:
Residential developments	5,879	5,879	0	2,940	73
Alternative fuels	0	0	0	0	0
Other	655	655	0	328	4
Consumer	40	40	0	20	0
Commercial business:
Construction/development	346	346	0	173	2
Banking	0	0	0	0	0
Other	643	643	0	322	15

Loans with an allowance recorded:
1-4 family	4,741	4,741	1,578	2,371	41
Commercial real estate:
Residential developments	12,895	12,895	2,784	6,448	110
Alternative fuels	4,995	4,995	2,728	2,498	0
Other	5,947	6,902	1,989	2,974	14
Consumer	253	253	133	127	3
Commercial business:
Construction/development	3,986	3,986	1,495	1,992	3
Banking	8,223	8,223	5,535	4,112	0
Other	11,297	11,849	2,606	5,649	75

Total:
1-4 family	6,113	6,113	1,578	3,057	61
Commercial real estate:
Residential developments	18,774	18,774	2,784	9,387	183
Alternative fuels	4,995	4,995	2,728	2,498	0
Other	6,602	7,557	1,989	3,301	18
Consumer	293	293	133	147	3
Commercial business:
Construction/development	4,332	4,332	1,495	2,166	5
Banking	8,223	8,223	5,535	4,112	0
Other	11,940	12,492	2,606	5,970	90

	$61,272	62,779	18,848	30,637	360

	December 31, 2010
	Recorded	Unpaid Principal	Related
(Dollars in thousands)	Investment	Balance	Allowance

Loans with no related allowance recorded:
1-4 family	$932	932	0
Commercial real estate:
Residential developments	6,486	6,486	0
Alternative fuels	0	0	0
Other	119	119	0
Consumer	104	104	0
Commercial business:
Construction/development	99	99	0
Banking	0	0	0
Other	397	397	0

Loans with an allowance recorded:
1-4 family	5,797	5,797	994
Commercial real estate:
Residential developments	27,147	27,147	9,673
Alternative fuels	4,994	4,994	2,441
Other	6,331	7,287	1,148
Consumer	195	195	76
Commercial business:
Construction/development	4,809	4,809	2,668
Banking	8,223	8,223	4,985
Other	13,327	13,878	3,049

Total:
1-4 family	6,729	6,729	994
Commercial real estate:
Residential developments	33,633	33,633	9,673
Alternative fuels	4,994	4,994	2,441
Other	6,450	7,406	1,148
Consumer	299	299	76
Commercial business:
Construction/development	4,908	4,908	2,668
Banking	8,223	8,223	4,985
Other	13,724	14,275	3,049

	$78,960	80,467	25,034

At March 31, 2011 and December 31, 2010, non-accruing loans totaled $49.1 million and $68.1 million, respectively, for which the related allowance for loan losses was $17.2 million and $25.0 million, respectively. Non-accruing loans for which no specific allowance has been recorded because management determined that the value of the collateral was sufficient to repay the loan totaled $7.0 million and $8.1 million, respectively.
The non-accrual loans at March 31, 2011 and December 31, 2010 are summarized as follows:

(Dollars in thousands)	March 31, 2011	December 31, 2010

1-4 family	$3,399	$4,844
Commercial real estate:
Residential developments	10,674	25,980
Alternative fuels	4,994	4,994
Other	5,941	5,763
Consumer	245	224
Commercial business:
Construction/development	4,332	4,907
Banking	8,223	8,223
Other	11,274	13,139

	$49,082	$68,074

At March 31, 2011 and December 31, 2010 there were loans included in loans receivable, net, with terms that had been modified in a troubled debt restructuring totaling $21.4 million and $19.3 million, respectively. For the loans that were restructured in the first quarter of 2011, $2.5 million were classified but performing and $7.3 million were non-performing at March 31, 2011.
The following table summarizes troubled debt restructurings at March 31, 2011 and December 31, 2010:

(Dollars in thousands)		December 31,
	March 31, 2011	2010
Commercial real estate	$14,752	14,871
Commercial business	3,070	1,756
1-4 family	3,464	2,589
Consumer	143	75

	$21,429	19,291

There were no material commitments to lend additional funds to customers whose loans were restructured or classified as nonaccrual at March 31, 2011 or December 31, 2010.
(10) Investment in Mortgage Servicing Rights
A summary of mortgage servicing activity is as follows:

	Three months ended	Twelve months ended	Three months ended
(Dollars in thousands)	March 31, 2011	December 31, 2010	March 31, 2010
Mortgage servicing rights:
Balance, beginning of period	$1,586	1,315	1,315
Originations	87	753	150
Amortization	(98)	(482)	(109)

Balance, end of period	1,575	1,586	1,356

Fair value of mortgage servicing rights	$2,636	2,263	2,357

All of the loans being serviced were single family loans under the FNMA mortgage-backed security program or the individual loan sale program. The following is a summary of the risk characteristics of the loans being serviced at March 31, 2011.

		Weighted	Weighted
	Loan	Average	Average
	Principal	Interest	Remaining	Number
(Dollars in thousands)	Balance	Rate	Term	of Loans

Original term 30 year fixed rate	$221,928	5.22%	300	1,904
Original term 15 year fixed rate	100,761	4.66	124	1,493
Adjustable rate	640	3.08	303	8
The gross carrying amount of mortgage servicing rights and the associated accumulated amortization at March 31, 2011 is presented in the following table. Amortization expense for mortgage servicing rights was $98,000 and $109,000 for the three months ended March 31, 2011 and 2010, respectively.

	Gross		Unamortized
	Carrying	Accumulated	Intangible
(Dollars in thousands)	Amount	Amortization	Assets

Mortgage servicing rights	$4,140	(2,565)	1,575

Total	$4,140	(2,565)	1,575

The following table indicates the estimated future amortization expense for mortgage servicing rights:

Mortgage
Servicing
(Dollars in thousands)	Rights

Year ending December 31,
2011	$268
2012	326
2013	307
2014	277
2015	230
Thereafter	167
Projections of amortization are based on existing asset balances and the existing interest rate environment as of March 31, 2011. The Company’s actual experience may be significantly different depending upon changes in mortgage interest rates and other market conditions.
(11) Loss per Common Share
The following table reconciles the weighted average shares outstanding and the loss available to common shareholders used for basic and diluted EPS:

	Three months ended March 31,
	2011	2010
Weighted average number of common shares outstanding used in basic earnings per common share calculation	3,816,686	3,736,852
Net dilutive effect of:
Options	0	0
Restricted stock awards	0	0

Weighted average number of shares outstanding adjusted for effect of dilutive securities	3,816,686	3,736,852

Loss available to common shareholders	$(31,818)	(2,287,581)
Basic loss per common share	$(0.01)	(0.61)
Diluted loss per common share	$(0.01)	(0.61)
At March 31, 2011 and 2010, there were 125,647 and 186,145 common share equivalents outstanding,

respectively, that are not included in the calculation of diluted earnings per share as they are anti-dilutive.
(12) Regulatory Capital and Regulatory Oversight
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
Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Tier I or Core capital and Risk-based capital (as defined in the regulations) to total assets (as defined). Management believes, as of March 31, 2011, that the Bank meets all capital adequacy requirements to which it is subject and that based upon the Bank’s capital calculations at March 31, 2011 and other conditions consistent with the Prompt Corrective Actions Provisions of the OTS regulations, the Bank would be categorized as well capitalized.
On March 31, 2011, the Bank’s tangible assets and adjusted total assets were $877.7 million and its risk-weighted assets were $665.8 million. The following table presents the Bank’s capital amounts and ratios at March 31, 2011 for actual capital, required capital and excess capital including ratios required to qualify as a well capitalized institution under the Prompt Corrective Actions regulations.

			Required to be
			Adequately				To Be Well Capitalized Under Prompt
	Actual		Capitalized		Excess Capital		Corrective Action Provisions
		Percent of		Percent of		Percent of		Percent of
(Dollars in thousands)	Amount	Assets(1)	Amount	Assets (1)	Amount	Assets(1)	Amount	Assets(1)
Bank stockholder’s equity	$68,610
Less:
Net unrealized gains on certain securities available for sale	(1,020)
Disallowed servicing and tax assets	0

Tier I or core capital	67,590
Tier I capital to adjusted total assets		7.70%	$35,108	4.00%	$32,482	3.70%	$43,885	5.00%
Tier I capital to risk-weighted assets		10.15%	$26,633	4.00%	$40,957	6.15%	$39,950	6.00%
Plus:
Allowable allowance for loan losses	8,323

Risk-based capital	$75,913		$53,266		$22,647		$66,583

Risk-based capital to risk- weighted assets		11.40%		8.00%		3.40%		10.00%

(1)	Based upon the Bank’s adjusted total assets for the purpose of the tangible and core capital ratios and risk-weighted assets for the purpose of the risk-based capital ratio.
The Bank entered into a written Supervisory Agreement with its primary regulator, the OTS, effective February 22, 2011 that primarily relates to the Bank’s financial performance and credit quality issues. This agreement replaced the prior memorandum of understanding that the Bank entered into with the OTS on December 9, 2009. In accordance with the Supervisory Agreement, the Bank must submit a two year business plan that the OTS may make comments upon, and require revisions to. The Bank must operate within the parameters of the final business plan and is required to monitor and submit periodic reports on its compliance with the plan. The Bank must also submit a problem asset reduction plan that the OTS may make comments upon, and require revisions to. The Bank must operate within the parameters of the final problem asset plan and is required to monitor and submit periodic reports on its compliance with the plan. The Bank must also revise its loan modification policies and its program for identifying, monitoring and controlling risk associated with concentrations of credit, and improve the documentation of the allowance for loan and lease losses. In addition, without the consent of the OTS, the Bank may not declare or pay any cash dividends, materially increase the total assets of the Bank, enter into any new contractual arrangement or renew or extend any existing arrangement related to compensation or benefits with any directors or officer, make any golden parachute payments, or enter into any significant contracts with a third party service provider.
The Company also entered into a written Supervisory Agreement with the OTS effective February 22, 2011. This agreement replaced the prior memorandum of understanding that the Company entered into with the OTS on December 9, 2009. By May 31, 2011, in accordance with the Supervisory Agreement, the Company must submit a capital plan to the OTS through December 31, 2012 that the OTS may make comments upon, and to which it may require revisions. The Company must operate within the parameters of the final capital plan and is required to monitor and submit periodic reports on its compliance with the plan. In addition, without the consent of the OTS, the Company may not incur or issue any debt, guarantee the debt of any entity, declare or pay any cash dividends or repurchase any of the Company’s capital stock, enter into any new contractual arrangement or renew or extend any existing arrangement related to compensation or benefits with any directors or officer, or make any golden parachute payments.
The Bank has been informed by the OTS that it intends to impose an Individual Minimum Capital Requirement (“IMCR”) for the Bank. An IMCR requires a bank to establish and maintain levels of capital greater than those generally required for a bank to be classified as “well-capitalized.” The Bank has not been informed by the OTS of the timing or capital levels that may be required.
(13) Commitments and Contingencies
The Bank issued standby letters of credit which guarantee the performance of customers to third parties. The standby letters of credit issued and available at March 31, 2011 were approximately $2.5 million, expire over the next two years, and are collateralized primarily with commercial real estate mortgages. Since the conditions under which the Bank is required to fund the standby letters of credit may not materialize, the cash requirements are expected to be less than the total outstanding commitments.
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

	Home Federal			Consolidated
(Dollars in thousands)	Savings Bank	Other	Eliminations	Total
At or for the quarter ended March 31, 2011:
Interest income — external customers	$10,714	0	0	10,714
Non-interest income — external customers	1,788	0	0	1,788
Loss on limited partnerships	(2)	0	0	(2)
Intersegment interest income	0	1	(1)	0
Intersegment non-interest income	43	688	(731)	0
Interest expense	3,270	0	(1)	3,269
Amortization of mortgage servicing rights, net	98	0	0	98
Other non-interest expense	6,463	274	(43)	6,694
Income tax expense	76	0	0	76
Net income	690	415	(688)	417
Total assets	878,686	70,563	(70,493)	878,756
At or for the quarter ended March 31, 2010:
Interest income — external customers	$12,904	0	0	12,904
Non-interest income — external customers	1,582	0	0	1,582
Loss on limited partnerships	(8)	0	0	(8)
Intersegment interest income	0	1	(1)	0
Intersegment non-interest income	43	(1,672)	1,629	0
Interest expense	4,944	0	(1)	4,943
Amortization of mortgage servicing rights, net	109	0	0	109
Other non-interest expense	5,748	203	(43)	5,908
Income tax benefit	(1,143)	(25)	0	(1,168)
Net loss	(1,670)	(1,849)	1,672	(1,847)
Total assets	1,027,274	98,203	(97,001)	1,028,476

HMN FINANCIAL, INC.

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking Information
This quarterly report, other reports filed by the Company with the Securities and Exchange Commission may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are often identified by such forward-looking terminology as “expect,” “intent,” “look,” “believe,” “anticipate,” “estimate,” “project,” “seek,” “may,” “will,” “would,” “could,” “should,” “trend,” “target,” and “goal” or similar statements or variations of such terms and include, but are not limited to, those relating to the adequacy and amount of available liquidity and capital resources to the Bank, the Company’s liquidity and capital requirements, changes in the size of the Bank’s loan portfolio, the recovery of the valuation allowance on deferred tax assets, the amount and mix of the Bank’s non-performing assets and the adequacy of the allowance therefor, future losses on non-performing assets, the amount of interest-earning assets, the amount and mix of brokered and other deposits (including the Company’s ability to renew brokered deposits), the availability of alternate funding sources, the payment of dividends, the future outlook for the Company, and the Company’s and the Bank’s compliance with regulatory standards generally (including the Bank’s status as “well-capitalized”), and supervisory agreements, individual capital requirements or other supervisory directives or requirements to which the Company or the Bank are expressly subject, specifically. A number of factors could cause actual results to differ materially from the Company’s assumptions and expectations. These include but are not limited to the adequacy and marketability of real estate securing loans to borrowers, possible legislative and regulatory changes, including changes in the degree and manner of regulatory supervision, the ability of the Company and the Bank to establish and adhere to plans and policies relating to, among other things, capital, business, non-performing assets, loan modifications, documentation of loan loss allowance and concentrations of credit that are satisfactory to the OTS in accordance with the terms of the Company and Bank supervisory agreements and to otherwise manage the operations of the Company and the Bank to ensure compliance with other requirements set forth in the supervisory agreements; the ability of the Company and the Bank to obtain required consents from the OTS under the supervisory agreements or other directives; adverse economic, business and competitive developments such as shrinking interest margins; reduced collateral values; deposit outflows; reduced demand for financial services and loan products; changes in accounting policies and guidelines, or monetary and fiscal policies of the federal government or tax laws; international economic developments, changes in credit or other risks posed by the Company’s loan and investment portfolios; technological, computer-related or operational difficulties; adverse changes in securities markets; results of litigation; collateral advance rates and policies of the FHLB; costs associated with alternate funding sources; or other significant uncertainties. Additional factors that may cause actual results to differ from the Company’s assumptions and expectations include those set forth in the Company’s most recent filings on Form 10-K with the Securities and Exchange Commission. All forward-looking statements are qualified by, and should be considered in conjunction with, such cautionary statements. For additional discussion of the risks and uncertainties applicable to the Company, see the “Risk Factors” sections of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and Part II, Item 1A of this Quarterly Report on Form 10-Q.
General
The earnings of the Company are primarily dependent on the Bank’s net interest income, which is the difference between interest earned on loans and investments, and the interest paid on interest-bearing liabilities such as deposits, Federal Home Loan Bank (FHLB) advances, and Federal Reserve Bank (FRB) borrowings. The difference between the average rate of interest earned on assets and the average rate paid on liabilities is the “interest rate spread”. Net interest income is produced when interest-earning assets equal or exceed interest-bearing liabilities and there is a positive interest rate spread. Net interest income and net interest rate spread are affected by changes in interest rates, the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. The Company’s net income is also affected by the generation of non-interest income, which consists primarily of gains or losses from the sale of securities, gains from the sale of loans, fees for servicing mortgage loans, and the generation of fees and service charges on deposit accounts. The Bank incurs expenses in addition to interest expense in the form of salaries and benefits, occupancy expenses, provisions for loan losses and amortization of mortgage servicing assets. The earnings of financial institutions, such as the Bank, are also significantly affected by prevailing economic and competitive conditions, particularly changes in interest rates, government monetary and fiscal policies, and regulations of various regulatory authorities. Lending activities are influenced by the demand for and supply of business credit, single family and commercial properties, competition among lenders, the level of interest rates and the availability of funds. Deposit flows and costs of deposits are influenced by prevailing market rates of interest on competing investments, account maturities and the levels of personal income and savings.
Beginning with the onset of the 2007 recession and the Company’s 2008 fiscal year, the Company’s commercial business and commercial real estate loan portfolios have required significant allowances and charge offs due primarily to decreases in the estimated value of the underlying collateral supporting the loans, as many of these loans were made to borrowers in or associated with the real estate industry. The decrease in the estimated collateral value is primarily the result of reduced demand for real estate, particularly as it relates to single-family and commercial land developments. More stringent lending standards implemented by the mortgage industry in recent years have made it more difficult for some borrowers with marginal credit to qualify for a mortgage. This decrease in available credit and the overall weakness in the economy over the past several years reduced the demand for single family homes and the values of existing properties and developments where the Company’s commercial loan portfolio has concentrations. Consequently, our level of non-performing assets and the related provision for loan losses increased significantly in the past several years, relative to periods before 2008. The increased levels of non-performing assets, related provisions for loan losses and write offs of or allowances against goodwill and deferred taxes arising from adverse results of operations, were the primary reasons for the net losses incurred by the Company in each of the years 2008 through 2010.
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
Allowance for Loan Losses and Related Provision
The allowance for loan losses is based on periodic analysis of the loan portfolio. In this analysis, management considers factors including, but not limited to, specific occurrences of loan impairment, changes in the size of the portfolios, national and regional economic conditions such as unemployment data, loan portfolio composition, loan delinquencies, local construction permits, development plans, local economic growth rates, historical experience and observations made by the Company’s ongoing internal audit and regulatory exam processes. Loans are charged off to the extent they are deemed to be uncollectible. The Company has established separate components of its overall methodology to determine the adequacy of the loan loss allowance for its homogeneous single-family and consumer loan portfolios and its non-homogeneous loan portfolios. The determination of the allowance on the homogeneous single-family and consumer loan portfolios is calculated on a pooled basis with individual determination of the allowance of all non-performing loans. The determination of the allowance for the non-homogeneous commercial, commercial real estate, and multi-family loan portfolios involves assigning standardized risk ratings and loss factors that are periodically reviewed. The loss factors are estimated based on the Company’s loss experience and are assigned to all loans without identified credit weaknesses. For each non-performing loan, the Company performs an individual analysis of impairment that is based on the expected cash flows or the value of the assets collateralizing the loans and establishes any necessary specific reserves.
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
Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. These calculations are based on many complex factors including estimates of the timing of reversals of temporary differences, the interpretation of federal and state income tax laws and a determination of the differences between the tax and the financial reporting basis of assets and liabilities. Actual results could differ significantly from the estimates and interpretations used in determining the current and deferred income tax liabilities.
The Company maintains significant net deferred tax assets for deductible temporary differences, the largest of which relates to the allowance for loan and real estate losses and net operating loss carry forwards. For income tax purposes, only net charge-offs and certain specific reserves are deductible, not the entire provision for loan losses. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that the deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon management’s judgment and evaluation of both positive and negative evidence, including the forecasts of future income, tax planning strategies and assessments of the current and future economic and business conditions. The Company considers both positive and negative evidence regarding the ultimate realizability of deferred tax assets. Positive evidence includes the ability to implement tax planning strategies to accelerate taxable income recognition and the probability that taxable income will be generated in future periods. Negative evidence includes the Company’s cumulative loss in the prior three year period, current financial performance, and the general business and economic trends. At March 31, 2011, the Company recorded a valuation allowance against the entire deferred tax asset balance. This determination was based primarily upon the existence of a three year cumulative loss position that is primarily attributable to significant provisions for loan losses incurred during the last three years. The creation of the valuation allowance, although it increased tax expense and similarly reduced tangible book value, does not have an effect on the Company’s cash flows, and may be recoverable in subsequent periods if the Company were to realize certain sustained future taxable income. It is possible that future conditions may differ substantially from those anticipated in determining the need for a valuation allowance on deferred tax assets and adjustments may be required in the future.
Determining the ultimate settlement of any tax position requires significant estimates and judgments in arriving at the amount of tax benefits to be recognized in the financial statements. It is possible that the tax benefits realized upon the ultimate resolution of a tax position may result in tax benefits that are significantly different from those estimated.
RESULTS OF OPERATIONS FOR FIRST QUARTER ENDED MARCH 31, 2011 COMPARED TO FIRST QUARTER ENDED MARCH 31, 2010
Net Income
Net income for the first quarter of 2011 was $0.4 million, an improvement of $2.2 million compared to a net loss of $1.8 million for the first quarter of 2010. Net loss available to common shareholders was $32,000 for the first quarter of 2011, an improvement of $2.3 million, or 98.6%, from the net loss available to common shareholders of $2.3 million for the first quarter of 2010. Diluted loss per common share for the first quarter of 2011 was $0.01, an improvement of $0.60 from the diluted loss per common share of $0.61 for the first quarter of 2010. The improvement in net income was due primarily to a $4.6 million decrease in the provision for loan losses between the periods that was partially offset by a $1.2 million increase in income taxes and a $0.8 million increase in the losses recognized on the sale of real estate owned between the periods.

Net Interest Income
Net interest income was $7.4 million for the first quarter of 2011, a decrease of $0.6 million, or 6.5%, compared to $8.0 million for the first quarter of 2010. Interest income was $10.7 million for the first quarter of 2011, a decrease of $2.2 million, or 17.0%, from $12.9 million for the first quarter of 2010. Interest income decreased between the periods primarily because of a $143 million decrease in average interest-earning assets between the periods. Average interest earning assets decreased between the periods primarily because of a decrease in the commercial loan portfolio, which occurred because of declining loan demand and the Company’s focus on improving credit quality, reducing loan concentrations, managing interest rate risk and improving capital ratios. The average yield earned on interest-earning assets was 5.21% for the first quarter of 2011, a decrease of 15 basis points from the 5.36% average yield for the first quarter of 2010.
Interest expense was $3.3 million for the first quarter of 2011, a decrease of $1.6 million, or 33.9%, compared to $4.9 million for the first quarter of 2010. Interest expense decreased primarily because of a $124 million decrease in the average outstanding balance of interest-bearing liabilities and noninterest bearing deposits between the periods. The decrease in average interest-bearing liabilities is primarily the result of a decrease in the outstanding borrowings and brokered certificates of deposits between the periods. The decrease in borrowings and brokered deposits between the periods was the result of using the proceeds from loan principal payments to fund maturing borrowings and brokered deposits. Interest expense also decreased because of the lower interest rates paid on money market accounts and certificates of deposits. The decreased rates were the result of the low interest rate environment that continued to exist during the first quarter of 2011. The average interest rate paid on interest-bearing liabilities was 1.66% for the first quarter of 2011, a decrease of 51 basis points from the 2.17% average interest rate paid in the first quarter of 2010.
Net interest margin (net interest income divided by average interest earning assets) for the first quarter of 2011 was 3.62%, an increase of 31 basis points, compared to 3.31% for the first quarter of 2010.
A summary of the Company’ net interest margin for the three month periods ended March 31, 2011 and 2010 is as follows:

	For the three month period ended
	March 31, 2011			March 31, 2010
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Securities available for sale	$149,928	741	2.00%	$159,759	1,107	2.81%
Loans held for sale	1,537	17	4.49	1,785	21	4.77
Mortgage loans, net	128,307	1,763	5.57	143,667	2,097	5.92
Commercial loans, net	453,694	7,095	6.34	564,322	8,453	6.07
Consumer loans, net	68,666	1,028	6.07	80,991	1,188	5.95
Cash equivalents	24,444	1	0.02	18,591	1	0.02
Federal Home Loan Bank stock	6,692	69	4.18	7,286	37	2.06

Total interest-earning assets	833,268	10,714	5.22	976,401	12,904	5.36

Interest-bearing liabilities and noninterest bearing deposits:
NOW accounts	79,017	19	0.10	98,474	22	0.09
Savings accounts	34,676	13	0.15	31,821	10	0.13
Money market accounts	113,712	214	0.76	136,800	392	1.16
Certificates	254,148	1,057	1.69	243,180	1,476	2.46
Brokered deposits	100,801	637	2.56	199,257	1,521	3.10
Federal Home Loan Bank advances	119,833	1,329	4.50	132,611	1,522	4.65

Total interest-bearing liabilities	702,187			842,143
Noninterest checking	96,146			79,635
Other noninterest bearing escrow deposits	1,164			1,836

Total interest-bearing liabilities and noninterest bearing deposits	$799,497	3,269	1.66	$923,614	4,943	2.17

Net interest income		$7,445			$7,961

Net interest rate spread			3.56%			3.19%

Net interest margin			3.62%			3.31%

Provision for Loan Losses
The provision for loan losses was $1.9 million for the first quarter of 2011, a decrease of $4.6 million, or 70.2%, compared to $6.5 million for the first quarter of 2010. The provision for loan losses decreased in the first quarter of 2011 primarily because there were fewer decreases in the estimated value of the underlying collateral supporting commercial real estate loans that required specific allowances and there were fewer commercial loan risk rating downgrades when compared to the first quarter of 2010.
A reconciliation of the Company’s allowance for loan losses for the first quarters of 2011 and 2010 is summarized as follows:

(Dollars in thousands)	2011	2010
Balance at January 1,	$42,828	$23,811
Provision	1,946	6,533
Charge offs:
One-to-four family	(403)	(51)
Consumer	(52)	(306)
Commercial business	(2,308)	(61)
Commercial real estate	(7,576)	(660)
Recoveries	518	18

Balance at March 31,	$34,953	$29,284

General allowance	$16,105	$12,058
Specific allowance	18,848	17,226

	$34,953	$29,284

Charge offs increased in the first quarter of 2011, primarily because of four lending relationships totaling $9.3 million where the collateral was moved to real estate owned or repossessed assets during the quarter and the previously established specific reserves were charged off.
Non-Interest Income
Non-interest income was $1.8 million for the first quarter of 2011, an increase of $0.2 million, or 13.5%, from $1.6 million for the first quarter of 2010. Gain on sales of loans increased $181,000 between the periods due to an increase in the gains recognized on the sale of commercial government guaranteed loans that was partially offset by a decrease in the gain recognized on the sale of single family loans due to a decrease in single family loan originations between the periods. Fees and service charges increased $82,000 between the periods primarily because of an increase in late fees and overdraft charges. Other non-interest income decreased $33,000 between the periods primarily because of decreased rental income on other real estate owned. Loan servicing fees decreased $18,000 between the periods primarily because of a decrease in the number of commercial loans that are being serviced for others.
Non-Interest Expense
Non-interest expense was $6.8 million for the first quarter of 2011, an increase of $0.8 million, or 12.9%, from $6.0 million for the first quarter of 2010. The loss on real estate owned increased $808,000 between the periods from a gain in the first quarter of 2010 to a loss in the first quarter of 2011. Compensation expense increased $111,000 primarily because of increased personnel in the commercial loan recovery area. Other non-interest expense increased $83,000 between the periods primarily because of increased legal expenses related to non-performing assets and regulatory compliance. Deposit insurance expense decreased $113,000 primarily because of the decrease in outstanding brokered deposits between the periods. Occupancy expense decreased $91,000 primarily because of a decrease in depreciation expense. Data processing expense decreased $23,000 primarily due to a decrease in debit card expenses as a result of changing vendors in the fourth quarter of 2010.
Income Taxes
The effect of income taxes changed $1.2 million between the periods from a benefit of $1.1 million in the first quarter of 2010 to an expense of $76,000 in the first quarter of 2011. The Company continues to record a valuation reserve against the entire deferred tax asset balance at March 31, 2011. Since the valuation reserve is established against the entire deferred tax asset balance, the only amount included as income tax expense for the first quarter of 2011 relates to the taxes on the change in the fair market value of the available for sale investment portfolio.
Net Loss Available to Common Shareholders
The net loss available to common shareholders was $32,000 for the first quarter of 2011, a decreased loss of $2.3 million from the $2.3 million net loss available to common shareholders in the first quarter of 2010. The net loss available to common shareholders decreased primarily because of the change in the net income (loss) between the periods. The Company deferred the February 15, 2011 regular quarterly cash dividend payment and has determined that it will defer the May 15, 2011 regular quarterly cash dividend payment on its Fixed Rate Cumulative Perpetual Preferred Stock, Series A issued to the United States Treasury Department as part of the TARP Capital Purchase Program. The deferred dividend payments will continue to be accrued for payment in the future and will be reported for the deferral period as a preferred dividend requirement that is deducted from income (loss) available to common shareholders for financial statement purposes.
FINANCIAL CONDITION
Non-Performing Assets
The following table summarizes the amounts and categories of non-performing assets in the Bank’s portfolio and loan delinquency information as March 31, 2011 and December 31, 2010.

	March 31,	December 31,
(Dollars in thousands)	2011	2010
Non-Accruing Loans:
One-to-four family real estate	$3,399	$4,844
Commercial real estate	21,609	36,737
Consumer	245	224
Commercial business	23,829	26,269

Total	49,082	68,074

Foreclosed and Repossessed Assets:
One-to-four family real estate	1,640	972
Consumer	14	14
Commercial real estate	19,829	15,409

Total non-performing assets	$70,565	$84,469

Total as a percentage of total assets	8.03%	9.59%

Total non-performing loans	$49,082	$68,074

Total as a percentage of total loans receivable, net	7.74%	10.25%

Allowance for loan loss to non-performing loans	71.21%	62.91%

Delinquency Data:
Delinquencies (1)
30+ days	$4,940	$4,021
90+ days	178	754
Delinquencies as a percentage of Loan and lease portfolio (1)
30+ days	0.76%	0.59%
90+ days	0.03%	0.11%

(1)	Excludes non-accrual loans.
The Company had specific reserves established against the above non-accruing loans of $17.2 million and $25.0 million at March 31, 2011 and December 31, 2010, respectively.
Total non-performing assets were $70.6 million at March 31, 2011, a decrease of $13.9 million, or 16.5%, from $84.5 million at December 31, 2010. Non-performing loans decreased $19.0 million and foreclosed and repossessed assets increased $5.1 million during the first quarter of 2011. The non-performing loan and foreclosed and repossessed asset activity for the first quarter of 2011 was as follows:

(Dollars in thousands)
Non-performing loans
January 1, 2011	$68,074
Classified as non-performing	2,445
Charge offs	(10,339)
Principal payments received	(939)
Classified as accruing	(3,928)
Transferred to real estate owned	(6,231)

March 31, 2011	$49,082

Foreclosed and repossessed assets
January 1, 2011	$16,395
Transferred from non-performing loans	6,231
Other foreclosures/repossessions	0
Real estate sold	(1,054)
Net gain on sale of assets	81
Write downs	(170)

March 31, 2011	$21,483

Of the $10.3 million in charge offs recorded during the first quarter of 2011, $9.3 million related to the charge offs on four lending relationships where the collateral was moved to real estate owned or repossessed assets during the quarter and the previously established specific reserves were charged off.
The following table summarizes the number of lending relationships and industry of commercial business loans

(the largest category of non-performing loans) that were non-performing at March 31, 2011 and December 31, 2010.

		Principal Amount		Principal Amount
(Dollars in thousands)		of Loans		of Loans
		March 31,		December 31,
Industry Type	#	2011	#	2010
Construction/development	5	$6,205	6	$9,148
Finance	1	244	1	248
Retail	3	3,129	1	2,504
Banking	2	8,223	2	8,223
Entertainment	1	309	1	315
Utilities	1	4,598	1	4,614
Restaurant	3	1,121	4	1,217

	16	$23,829	16	$26,269

The Company had specific reserves established against the above commercial business loans of $9.3 million and $10.7 million, respectively, at March 31, 2011 and December 31, 2010.
The following table summarizes the number of lending relationships and types of commercial real estate loans that were non-performing at March 31, 2011 and December 31, 2010.

		Principal Amount		Principal Amount
(Dollars in thousands)		of Loans		of Loans
		March 31,		December 31,
Property Type	# of relationships	2011	# of relationships	2010
Residential developments	4	$10,732	9	$23,661
Single family homes	2	296	3	2,673
Alternative fuel plants	1	4,994	1	4,994
Shopping centers/retail	2	1,036	3	1,099
Restaurants/bar	1	614	1	635
Office buildings	2	3,937	1	3,675

	12	$21,609	18	$36,737

The Company had specific reserves established against the above commercial real estate loans of $6.9 million and $13.3 million, respectively, at March 31, 2011 and December 31, 2010. The decrease in the non-performing commercial real estate loans is due primarily to the $10.3 million in charge offs and $6.2 million in loans that were foreclosed on during the quarter and moved to other real estate owned.
Dividends
The declaration of dividends is subject to, among other things, the Company’s financial condition and results of operations, the Bank’s compliance with its regulatory capital requirements, tax considerations, industry standards, economic conditions, regulatory restrictions, general business practices and other factors. Under the Bank Supervisory Agreement, no dividends can be declared or paid by the Bank to the Company without prior regulatory approval. The payment of dividends by the Company is dependent upon the Company having adequate cash or other assets that can be converted to cash to pay dividends to its stockholders and, under the Company Supervisory Agreement, the Company may not declare or pay any cash dividends, or purchase or redeem any capital stock, without prior notice to, and consent of, the OTS. The Company suspended the dividend payments to common stockholders in the fourth quarter of 2008 due to the net operating losses experienced and the challenging economic environment. The Company deferred the February 15, 2011 regular quarterly cash dividend and has determined that it will defer the May 15, 2011 regular quarterly cash dividend on the preferred stock issued to the United States Treasury Department as part of the TARP Capital Purchase Program.
LIQUIDITY AND CAPITAL RESOURCES
For the quarter ended March 31, 2011, the net cash provided by operating activities was $6.8 million. The Company collected $33.8 million in principal repayments and maturities on securities during the quarter. It purchased $40.0 million of investment securities, redeemed $0.3 million in FHLB stock, received $1.1 million in proceeds from the sale of real estate, and received $19.2 million related to a decrease in net loans receivable. The Company had a net increase in deposit balances of $4.8 million during the quarter and received $0.6 million in customer escrows. It also paid off borrowings of $7.5 million.
The Company has certificates of deposits with outstanding balances of $177.4 million that come due over the next 12 months, of which $48.3 million were obtained from brokers. Based upon past experience, management anticipates that the majority of the non-brokered deposits will renew for another term. The Company believes that non-brokered deposits which do not renew will be replaced with deposits from other customers or brokers. FHLB advances, Federal Reserve borrowings, or proceeds from the sale of securities could also be used to replace unanticipated outflows of non-brokered deposits.
The Company has deposits of $57.6 million in checking and money market accounts with customers that have individual balances greater than $5.0 million. These funds may be withdrawn at any time, however, management does not anticipate that these deposits will be withdrawn from the Bank over the next twelve months. If these deposits were to be withdrawn, the Company believes they would be replaced with deposits from other customers or brokers. FHLB advances, Federal Reserve borrowings or proceeds from the sale of securities could also be used to replace unanticipated outflows of large checking and money market deposits.
The Company has $45.0 million in advances with the FHLB that mature during the next twelve months. The Company has $70.0 million of FHLB advances that mature beyond March 31, 2012 that have call features that can be exercised by the FHLB during the next twelve months. If the call features are exercised, the Company has the option of requesting any advance otherwise available to it pursuant to the credit policy of the FHLB. Under the Company Supervisory Agreement, the Company may not incur or issue any debt without prior notice to, and the consent of, the OTS. Because FHLB advances are debt of the Bank, they are not affected by the Company’s restriction on incurring debt.
The primary source of cash for HMN is dividends from the Bank and the Bank is restricted under the Bank Supervisory Agreement from paying dividends to the Company without obtaining prior regulatory approval. At March 31, 2011, HMN had $1.9 million in cash and other assets that could readily be turned into cash. The primary use of cash by HMN is the payment of expenses and dividends on the preferred stock issued to the United States Treasury Department as part of the TARP Capital Purchase Program. The amount of the dividend on the preferred stock accumulates at the rate of $325,000 per quarter through February 14, 2014 and $585,000 per quarter thereafter, if the shares of preferred stock are not redeemed. If the accumulated dividends on the preferred stock have not been paid for an aggregate of six quarterly dividend periods or more, whether or not consecutive, the number of directors of the Company automatically will be increased by two, and the holders of the preferred shares (currently the United States Treasury) will have the right to elect two directors to fill the newly created directorships. The Company deferred the February 15, 2011 dividend payment and has determined that it will defer the May 15, 2011 payment.
HMN also serves as a source of capital, liquidity and financial support to the Bank. Based on the operating performance of the Bank or other capital demands, HMN may need to raise additional capital. If HMN raises capital through the issuance of additional shares of common stock or other equity securities, it would dilute the ownership interests of existing stockholders and may dilute the per share book value of the Company’s common stock. New investors may also have rights, preferences and privileges senior to the Company’s current stockholders, which may adversely impact the Company’s current stockholders. HMN’s ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside of the Company’s control, and on the Company’s financial performance. Accordingly, HMN may not be able to raise additional capital, if needed, on favorable economic, or other terms acceptable to the Company. If HMN cannot raise additional capital when needed, the Company’s ability to maintain or expand its operations, its ability to operate without additional regulatory or other restrictions, and its operating results, could be materially adversely affected.
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
The Company utilizes a model that uses the discounted cash flows from its interest-earning assets and its interest-bearing liabilities to calculate the current market value of those assets and liabilities. The model also calculates the changes in market value of the interest-earning assets and interest-bearing liabilities due to different interest rate changes. The following table discloses the projected changes in market value to the Company’s interest-earning assets and interest-bearing liabilities based upon incremental 100 basis point changes in interest rates from interest rates in effect on March 31, 2011.

Other than trading portfolio
(Dollars in thousands)	Market Value
Basis point change in interest rates	-100	0	+100	+200
Total market risk sensitive assets	$862,199	849,463	835,021	819,504
Total market risk sensitive liabilities	811,797	799,526	786,135	772,290
Off-balance sheet financial instruments	(176)	0	35	79

Net market risk	$50,578	49,937	48,851	47,135

Percentage change from current market value	1.28%	0.00%	(2.17)%	(5.61)%

The preceding table was prepared utilizing the model using the following assumptions (the Model Assumptions) regarding prepayment and decay ratios which were determined by management based upon their review of historical prepayment speeds and future prepayment projections. Fixed rate loans were assumed to prepay at annual rates of between 5% to 70%, depending on the note rate and the period to maturity. Adjustable rate mortgages (ARMs) were assumed to prepay at annual rates of between 7% and 45%, depending on the note rate and the period to maturity. Growing Equity Mortgage (GEM) loans were assumed to prepay at annual rates of between 12% and 34% depending on the note rate and the period to maturity. Mortgage-backed securities and Collateralized Mortgage Obligations (CMOs) were projected to have prepayments based upon the underlying collateral securing the instrument and the related cash flow priority of the CMO tranche owned. Certificate accounts were assumed not to be withdrawn until maturity. Passbook accounts were assumed to decay at an annual rate of 21% and money market accounts were assumed to decay at an annual rate of 23%. Retail non-interest checking accounts and NOW accounts were assumed to decay at an annual rate of 17%. Commercial NOW accounts and MMDA accounts were assumed to decay at annual rates of 17% and 23%, respectively. FHLB advances and callable investments were projected to be called at the first call date where the projected interest rate on similar remaining term instruments exceeded the interest rate on the callable advance or investment.
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
Asset/Liability Management
The Company’s management reviews the impact that changing interest rates will have on its net interest income projected for the twelve months following March 31, 2011 to determine if its current level of interest rate risk is acceptable. The following table projects the estimated annual impact on net interest income of immediate interest rate changes called rate shocks.

		Projected
	Rate Shock	Change in Net
	in Basis	Interest	Percentage
(Dollars in thousands)	Points	Income	Change
	+200	$1,062	3.70%
	+100	790	2.75
	0	0	0.00
	-100	(1,447)	(5.04)
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

From time to time, the Company is party to legal proceedings arising out of its lending and deposit operations. The Company is, and expects to become, engaged in a number of foreclosure proceedings and other collection actions as part of its collection activities. Litigation is often unpredictable and the actual results of litigation cannot be determined with any certainty.

ITEM 1A.	Risk Factors.

See Part I, Item 1.A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for risk factors.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3.	Defaults Upon Senior Securities.

The Company has deferred regular quarterly cash dividend payments on preferred stock issued to the United States Treasury Department as part of the TARP Capital Purchase Program. For additional information on these dividend deferrals, please see the Company’s current reports on Form 8-K filed with the Securities and Exchange Commission.

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

HMN FINANCIAL, INC. Registrant
Date: May 5, 2011	/s/ Bradley Krehbiel
Bradley Krehbiel, President
(Principal Executive Officer)

Date: May 5, 2011	/s/ Jon Eberle
Jon Eberle,
Chief Financial Officer (Principal Financial Officer)

HMN FINANCIAL, INC.
INDEX TO EXHIBITS
FOR FORM 10-Q

Sequential
		Reference	Page Numbering
Regulation		to Prior	Where Attached
S-K		Filing or	Exhibits Are
Exhibit		Exhibit	Located in This
Number	Document Attached Hereto	Number	Form 10-Q Report

3.1	Amended and Restated Certificate of Incorporation	*1	N/A

3.2	Amended and Restated By-laws	*2	N/A

4	Form of Common Stock Certificate	*3	N/A

10.18	Description of Retention Awards for Certain Executive Officers	10.18	Filed Electronically

10.19	Supervisory Agreement between HMN Financial, Inc. and the Office of Thrift Supervision	*4	N/A

10.20	Supervisory Agreement between Home Federal Savings Bank and the Office of Thrift Supervision	*5	N/A

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	31.1	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	31.2	Filed Electronically

32	Section 1350 Certification of CEO and CFO	32	Filed Electronically

*1	Incorporated by reference to Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1998 (File No. 0-24100).

*2	Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, as amended, for the period ending September 30, 2008. (File No. 0-24100).

*3	Incorporated by reference to the same numbered exhibit to the Company’s Registration Statement on Form S-1 dated April 1, 1994 (File No. 33-77212).

*4	Incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2011 (File No. 0-24100).

*5	Incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2011 (File No. 0-24100).