Form 10-Q
period 2011-06-30
HMN FINANCIAL INC
filed 2011-08-04
CIK 921183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at July 22 , 2011

Common stock, $0.01 par value	4,387,951

HMN FINANCIAL, INC.
CONTENTS
PART I — FINANCIAL INFORMATION

Part I — FINANCIAL INFORMATION
Item 1: Financial Statements
HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30,	December 31,
(Dollars in thousands)	2011	2010
	(unaudited)
Assets
Cash and cash equivalents	$26,724	20,981
Securities available for sale:
Mortgage-backed and related securities (amortized cost $25,410 and $32,036)	26,780	33,506
Other marketable securities (amortized cost $107,616 and $118,631)	107,467	118,058

	134,247	151,564

Loans held for sale	1,075	2,728
Loans receivable, net	601,787	664,241
Accrued interest receivable	2,932	3,311
Real estate, net	21,868	16,382
Federal Home Loan Bank stock, at cost	5,574	6,743
Mortgage servicing rights, net	1,520	1,586
Premises and equipment, net	8,925	9,450
Prepaid expenses and other assets	2,722	3,632
Deferred tax asset, net	0	0

Total assets	$807,374	880,618

Liabilities and Stockholders’ Equity
Deposits	$647,115	683,230
Federal Home Loan Bank advances and Federal Reserve borrowings	85,000	122,500
Accrued interest payable	898	1,092
Customer escrows	730	818
Accrued expenses and other liabilities	6,060	3,431

Total liabilities	739,803	811,071

Commitments and contingencies
Stockholders’ equity:
Serial preferred stock ($.01 par value):
authorized 500,000 shares; issued shares 26,000	24,517	24,264
Common stock ($.01 par value):
authorized 11,000,000; issued shares 9,128,662	91	91
Additional paid-in capital	53,607	56,420
Retained earnings, subject to certain restrictions	53,313	55,838
Accumulated other comprehensive income	865	541
Unearned employee stock ownership plan shares	(3,287)	(3,384)
Treasury stock, at cost 4,740,711 and 4,818,263 shares	(61,535)	(64,223)

Total stockholders’ equity	67,571	69,547

Total liabilities and stockholders’ equity	$807,374	880,618

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Loss
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2011	2010	2011	2010
Interest income:
Loans receivable	$9,301	11,461	19,204	23,220
Securities available for sale:
Mortgage-backed and related	290	479	614	1,014
Other marketable	407	591	824	1,163
Cash equivalents	2	1	3	2
Other	45	37	114	74

Total interest income	10,045	12,569	20,759	25,473

Interest expense:
Deposits	1,806	3,038	3,746	6,459
Federal Home Loan Bank advances	1,240	1,542	2,569	3,064

Total interest expense	3,046	4,580	6,315	9,523

Net interest income	6,999	7,989	14,444	15,950
Provision for loan losses	3,463	4,360	5,409	10,893

Net interest income after provision for loan losses	3,536	3,629	9,035	5,057

Non-interest income:
Fees and service charges	925	920	1,849	1,762
Mortgage servicing fees	250	274	500	542
Gains on sales of loans	301	467	796	781
Other	113	120	230	270

Total non-interest income	1,589	1,781	3,375	3,355

Non-interest expense:
Compensation and benefits	3,512	3,411	7,072	6,860
Loss (gain) on real estate owned	143	33	190	(728)
Occupancy	916	1,035	1,856	2,066
Deposit insurance	407	519	811	1,036
Data processing	305	298	558	574
Other	2,209	1,034	3,797	2,539

Total non-interest expense	7,492	6,330	14,284	12,347

Loss before income tax expense (benefit)	(2,367)	(920)	(1,874)	(3,935)
Income tax expense (benefit)	(76)	6,912	0	5,744

Net loss	(2,291)	(7,832)	(1,874)	(9,679)
Preferred stock dividends and discount	457	448	906	888

Net loss available to common shareholders	$(2,748)	(8,280)	(2,780)	(10,567)

Basic loss per common share	$(0.72)	(2.20)	(0.73)	(2.82)

Diluted loss per common share	$(0.72)	(2.20)	(0.73)	(2.82)

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity and Comprehensive Loss
For the Six-Month Period Ended June 30, 2011
(unaudited)

						Unearned
						Employee
					Accumulated	Stock		Total
			Additional		Other	Ownership		Stock-
	Preferred	Common	Paid-in	Retained	Comprehensive	Plan	Treasury	Holders’
(Dollars in thousands)	Stock	Stock	Capital	Earnings	Income	Shares	Stock	Equity

Balance, December 31, 2010	$24,264	91	56,420	55,838	541	(3,384)	(64,223)	69,547

Net loss				(1,874)				(1,874)
Other comprehensive income, net of tax:
Net unrealized gains on securities available for sale					324			324

Total comprehensive loss								(1,550)
Preferred stock discount amortization	253		(253)					0
Stock compensation tax benefits			14					14
Unearned compensation restricted stock awards			(2,700)				2,700	0
Restricted stock awards forfeited			12				(12)	0
Amortization of restricted stock awards			152					152
Preferred stock dividends accrued				(651)				(651)
Earned employee stock ownership plan shares			(38)			97		59

Balance, June 30, 2011	$24,517	91	53,607	53,313	865	(3,287)	(61,535)	67,571

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,
(Dollars in thousands)	2011	2010
Cash flows from operating activities:
Net loss	$(1,874)	(9,679)
Adjustments to reconcile net loss to cash provided by operating activities:
Provision for loan losses	5,409	10,893
Depreciation	640	837
Amortization of premiums, net	166	324
Amortization of deferred loan fees	(294)	(114)
Amortization of mortgage servicing rights, net	213	219
Capitalized mortgage servicing rights	(147)	(333)
Deferred income tax	0	11,625
Loss (gain) on real estate	190	(728)
Gains on sales of loans	(796)	(781)
Proceeds from sale of loans held for sale	25,350	39,782
Disbursements on loans held for sale	(19,237)	(35,981)
Amortization of restricted stock awards	152	190
Amortization of unearned ESOP shares	97	96
Earned employee stock ownership shares priced below original cost	(38)	(19)
Stock option compensation	14	31
Decrease (increase) in accrued interest receivable	379	(282)
Decrease in accrued interest payable	(194)	(660)
Decrease (increase) in other assets	867	(4,926)
Increase (decrease) in accrued expenses and other liabilities	1,965	(482)
Other, net	119	3

Net cash provided by operating activities	12,981	10,015

Cash flows from investing activities:
Principal collected on securities available for sale	6,635	9,803
Proceeds collected on maturities of securities available for sale	80,000	63,000
Purchases of securities available for sale	(69,028)	(70,149)
Purchase of Federal Home Loan Bank Stock	(17)	(874)
Redemption of Federal Home Loan Bank Stock	1,186	971
Proceeds from sales of real estate	2,463	13,616
Net decrease in loans receivable	45,473	32,695
Purchases of premises and equipment	(115)	(64)

Net cash provided by investing activities	66,597	48,998

Cash flows from financing activities:
Decrease in deposits	(36,247)	(49,820)
Dividends to preferred stockholders	0	(650)
Proceeds from borrowings	0	5,000
Repayment of borrowings	(37,500)	(5,000)
Decrease in customer escrows	(88)	(257)

Net cash used by financing activities	(73,835)	(50,727)

Increase in cash and cash equivalents	5,743	8,286
Cash and cash equivalents, beginning of period	20,981	16,418

Cash and cash equivalents, end of period	$26,724	24,704

Supplemental cash flow disclosures:
Cash paid for interest	$6,509	10,182
Cash paid for income taxes	0	39
Supplemental noncash flow disclosures:
Transfer of loans to real estate	8,259	8,254
Loans transferred to loans held for sale	3,607	2,899
See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
June 30, 2011 and 2010
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
(2) Basis of Preparation
The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of loss, consolidated statement of stockholders’ equity and comprehensive loss and consolidated statements of cash flows in conformity with U.S. generally accepted accounting principles. However, all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The results of operations for the six-month period ended June 30, 2011 is not necessarily indicative of the results which may be expected for the entire year.
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
In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310), A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This ASU provides guidance on evaluating whether a restructuring constitutes a troubled debt restructuring. It indicates that if a creditor separately concludes that a restructuring constitutes a concession and that the debtor is experiencing financial difficulties that the restructuring is a troubled debt restructuring. It also clarifies guidance on a creditor’s evaluation of the above two items. For public entities, such as HMN, the amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. In addition, this ASU requires that the disclosures about troubled debt restructurings that were delayed by ASU 2011-01 in January 2011 be disclosed for interim and annual periods beginning on or after June 15, 2011. It is anticipated the implementation of the guidance in this ASU will result in more loan restructurings being classified as troubled debt restructurings and will require additional disclosure when adopted in the third quarter of 2011.
In April 2011, the FASB issued ASU 2011-03, Transfers and Servicing (Topic 860), Reconsideration of Effective Control for Repurchase Agreements. Topic 860, Transfers and Servicing, prescribes when an entity may or may not recognize a sale upon the transfer of financial assets subject to repurchase agreements. That determination is based, in part, on whether the entity has maintained effective control over the transferred assets. The amendments in this ASU remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. Other criteria applicable to the assessment of effective control are not changed by the amendments in this ASU. This ASU is effective for the first interim or annual period beginning on or after December 15, 2011 and should be applied prospectively to transactions or modification of existing transaction that occur on or after the effective date. The adoption of this ASU in the first quarter of 2012 is not anticipated to have a material impact on the Company’s consolidated financial statements.
In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this ASU change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements in order to improve consistency in wording between U.S. GAAP and IFRS. This ASU is effective for interim or annual period beginning on or after December 15, 2011. The adoption of this ASU in the first quarter of 2012 is not anticipated to have a material impact on the Company’s consolidated financial statements other than to change the disclosures relating to fair value measurements.
In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income. Current U.S. GAAP allows reporting entities three alternatives for presenting other comprehensive income and its components in financial statements. The first two options are to present this information in a single continuous statement of comprehensive income or in two separate but consecutive statements. The third option, which is used by the Company, is to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This ASU eliminates the third option and therefore the Company will have to adopt one of the two remaining methods for presentation. This ASU is effective for fiscal years, and interim periods beginning after December 15, 2011. The adoption of this ASU in the first quarter of 2012 is not anticipated to have a material impact on the Company’s consolidated financial statements other than to change the presentation of other comprehensive income as discussed above.
(4) Derivative Instruments and Hedging Activities
The Company has commitments outstanding to extend credit to future borrowers that have not closed prior to the end of the quarter. The Company intends to sell these commitments, which are referred to as its “mortgage pipeline.” As commitments to originate loans enter the mortgage pipeline, the Company generally enters into commitments to sell the mortgage pipeline into the secondary market on a firm commitment or best efforts basis. The commitments to originate, purchase or sell loans on a firm commitment basis are derivatives. As a result of marking to market the mortgage pipeline and the related firm commitments to sell for the period ended June 30, 2011, the Company recorded an increase in other assets of $10,000, an increase in other liabilities of $14,000 and a loss included in the gain on sales of loans of $4,000.
The current commitments to sell loans held for sale are derivatives that do not qualify for hedge accounting. As a result, these derivatives are marked to market and the related loans held for sale are recorded at the lower of cost or market. The Company recorded a decrease in other assets of $53,000 and an increase in the mark to market adjustment for loans held for sale of $53,000.
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
The following table summarizes the assets and liabilities of the Company for which fair values are determined on a recurring basis as of June 30, 2011 and December 31, 2010.

	Carrying value at June 30, 2011
(Dollars in thousands)	Total	Level 1	Level 2	Level 3

Securities available for sale	$134,247	1,146	133,101	0
Mortgage loan commitments	10	0	10	0

Total	$134,257	1,146	133,111	0

	Carrying value at December 31, 2010
(Dollars in thousands)	Total	Level 1	Level 2	Level 3

Securities available for sale	$151,564	1,740	149,824	0
Mortgage loan commitments	(1)	0	(1)	0

Total	$151,563	1,740	149,823	0

There were no transfers between Levels 1, 2, or 3 during the three or six month periods ended June 30, 2011.
The Company may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from the application of the lower-of-cost-or-market accounting or write-downs of individual assets.
For assets measured at fair value on a nonrecurring basis in the second quarter of 2011 that were still held at June 30, 2011, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at June 30, 2011 and December 31, 2010

	Carrying value at June 30, 2011
					Three months ended	Six months ended
					June 30, 2011	June 30, 2011
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Total gains (losses)	Total gains (losses)
Loans held for sale	$1,075	0	1,075	0	3	53
Mortgage servicing rights	1,520	0	1,520	0	0	0
Loans (1)	56,697	0	56,697	0	(3,248)	(5,330)

Real estate, net (2)	21,868	0	21,868	0	(54)	(134)

Total	$81,160	0	81,160	0	(3,299)	(5,411)

	Carrying value at December 31, 2010
					Year ended
					December 31, 2010
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Total Losses
Loans held for sale	$2,728	0	2,728	0	(6)
Mortgage servicing rights	1,586	0	1,586	0	0
Loans (1)	43,039	0	43,039	0	(18,855)
Real estate, net (2)	16,382	0	16,382	0	(1,782)

Total	$63,735	0	63,735	0	(20,643)

(1)	Represents the carrying value and related specific reserves on loans for which adjustments are based on the appraised value of the collateral. The carrying value of loans fully charged-off is zero.

(2)	Represents the fair value and related losses of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.
(6) Fair Value of Financial Instruments
Generally accepted accounting principles require interim reporting period disclosure about the fair value of financial instruments, including assets, liabilities and off-balance sheet items for which it is practicable to estimate fair value. The fair value estimates are made based upon relevant market information, if available, and upon the characteristics of the financial instruments themselves. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based upon judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. The estimated fair value of the Company’s financial instruments as of June 30, 2011 and December 31, 2010 are shown below.

	June 30, 2011			December 31, 2010
	Carrying	Estimated	Contract	Carrying	Estimated	Contract
(Dollars in thousands)	amount	fair value	amount	amount	fair value	amount

Financial assets:
Cash and cash equivalents	$26,724	26,724		20,981	20,981
Securities available for sale	134,247	134,247		151,564	151,564
Loans held for sale	1,075	1,075		2,728	2,728
Loans receivable, net	601,787	598,597		664,241	655,508
Federal Home Loan Bank stock	5,574	5,574		6,743	6,743
Accrued interest receivable	2,932	2,932		3,311	3,311
Financial liabilities:
Deposits	647,115	647,115		683,230	683,230
Federal Home Loan Bank advances	85,000	90,546		122,500	129,893
Accrued interest payable	898	898		1,092	1,092
Off-balance sheet financial instruments:
Commitments to extend credit	10	10	94,313	56	56	92,313
Commitments to sell loans	12	12	3,066	(1)	(1)	3,413

(7) Other Comprehensive Income (Loss)
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

	For the three months ended June 30,
(Dollars in thousands)	2011			2010

Securities available for sale:	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax

Net unrealized gains arising during the period	$514	76	438	289	115	174

Other comprehensive income	$514	76	438	289	115	174

	For the six months ended June 30,
(Dollars in thousands)	2011			2010

Securities available for sale:	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax

Net unrealized gains (losses) arising during the period	$324	0	324	(88)	(35)	(53)

Other comprehensive income (loss)	$324	0	324	(88)	(35)	(53)

(8) Securities Available For Sale
The following table shows the gross unrealized losses and fair value for the securities available for sale portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2011 and December 31, 2010.

	June 30, 2011
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
The unrealized losses reported for corporate preferred stock at June 30, 2011 related to a single trust preferred security that was issued by the holding company of a small community bank. Typical of most trust preferred issuances, the issuer has the ability to defer interest payments for up to five years with interest payable on the deferred balance. In October 2009, the issuer elected to defer its scheduled interest payments as allowed by the terms of the security agreement. The issuer’s subsidiary bank has incurred operating losses due to increased provisions for loan losses but still meets the regulatory requirements to be considered “adequately capitalized” based on its most recent regulatory filing. Based on information furnished by the issuer, it is anticipated that the entity will improve its capital position and be “well capitalized” after a branch sale is completed, for which a sale agreement has been signed. In addition, the owners of the issuing bank appear to have the ability to make additional capital contributions, if needed, to enhance the bank’s capital position. Based on a review of the issuer, it was determined that the trust preferred security was not other-than-temporarily impaired at June 30, 2011. The Company does not intend to sell the preferred stock and has the intent and ability to hold it for a period of time sufficient to recover the temporary loss. Management believes that the Company will receive all principal and interest payments contractually due on the security and that the decrease in the market value is primarily due to a lack of liquidity in the market for trust preferred securities and the deferral of interest by the issuer. Management will continue to monitor the credit risk of the issuer and may be required to recognize other-than-temporary impairment charges on this security in future periods.
A summary of securities available for sale at June 30, 2011 and December 31, 2010 is as follows:

		Gross unrealized	Gross unrealized
(Dollars in thousands)	Amortized cost	gains	losses	Fair value

June 30, 2011:
Mortgage-backed securities:
FHLMC	$14,274	705	0	14,979
FNMA	10,023	632	0	10,655
Collateralized mortgage obligations:
FHLMC	732	25	0	757
FNMA	381	8	0	389

	25,410	1,370	0	26,780

Other marketable securities:
U.S. Government agency obligations	106,916	376	0	107,292
Corporate preferred stock	700	0	(525)	175

	107,616	376	(525)	107,467

	$133,026	1,746	(525)	134,247

		Gross unrealized	Gross unrealized
(Dollars in thousands)	Amortized cost	gains	losses	Fair value

December 31, 2010:
Mortgage-backed securities:
FHLMC	$17,555	719	0	18,274
FNMA	12,800	692	0	13,492
Collateralized mortgage obligations:
FHLMC	1,299	44	0	1,343
FNMA	382	15	0	397

	32,036	1,470	0	33,506

Other marketable securities:
U.S. Government agency obligations	117,931	218	(266)	117,883
Corporate preferred stock	700	0	(525)	175

	118,631	218	(791)	118,058

	$150,667	1,688	(791)	151,564

The following table indicates amortized cost and estimated fair value of securities available for sale at June 30, 2011 based upon contractual maturity adjusted for scheduled repayments of principal and projected prepayments of principal based upon current economic conditions and interest rates.

	Amortized	Fair
(Dollars in thousands)	cost	Value

Due less than one year	$107,426	108,247
Due after one year through five years	23,477	24,325
Due after five years through ten years	1,423	1,500
Due after ten years	700	175

Total	$133,026	134,247

The allocation of mortgage-backed securities and collateralized mortgage obligations in the table above is based upon the anticipated future cash flow of the securities using estimated mortgage prepayment speeds.
(9) Allowance for Loan Losses and Credit Quality Information
The allowance for loan losses is summarized as follows:

		Commercial		Commercial
(Dollars in thousands)	1-4 Family	Real Estate	Consumer	Business	Total

For the three months ended June 30, 2011:
Balance, March 31, 2011	$2,498	17,558	1,023	13,874	34,953

Provision for losses	954	2,376	159	(26)	3,463
Charge-offs	(15)	(4,633)	(35)	(6,249)	(10,932)
Recoveries	0	66	7	207	280

Balance, June 30, 2011	$3,437	15,367	1,154	7,806	27,764

For the six months ended June 30, 2011:
Balance, December 31, 2010	2,145	24,590	924	15,169	42,828

Provision for losses	1,710	2,914	307	478	5,409
Charge-offs	(418)	(12,209)	(87)	(8,557)	(21,271)
Recoveries	0	72	10	716	798

Balance, June 30, 2011	$3,437	15,367	1,154	7,806	27,764

Allocated to:
Specific reserves	$993	13,263	76	10,702	25,034
General reserves	1,152	11,327	848	4,467	17,794

Balance, December 31, 2010	$2,145	24,590	924	15,169	42,828

Allocated to:
Specific reserves	$1,430	6,354	293	4,070	12,147
General reserves	2,007	9,013	861	3,736	15,617

Balance, June 30, 2011	$3,437	15,367	1,154	7,806	27,764

Loans receivable at December 31, 2010:
Individually reviewed for impairment	$6,729	45,077	299	26,855	78,960
Collectively reviewed for impairment	121,806	311,314	70,304	126,184	629,608

Ending balance	$128,535	356,391	70,603	153,039	708,568

Loans receivable at June 30, 2011:
Individually reviewed for impairment	$4,653	34,260	664	17,120	56,697
Collectively reviewed for impairment	118,010	279,457	66,003	110,461	573,931

Ending balance	$122,663	313,717	66,667	127,581	630,628

The following table summarizes the amount of classified and unclassified loans at June 30, 2011 and December 31, 2010:

	June 30, 2011
	Classified					Unclassified
	Special
(Dollars in thousands)	Mention	Substandard	Doubtful	Loss	Total	Total	Total Loans

1-4 family	$8,385	5,105	359	250	14,099	108,564	122,663
Commercial real estate:
Residential developments	8,851	25,778	0	0	34,629	33,901	68,530
Alternative fuels	5,769	2,266	0	0	8,035	18,096	26,131
Other	5,784	7,534	0	0	13,318	205,738	219,056

Consumer	0	334	181	149	664	66,003	66,667
Commercial business:
Construction/development	0	3,046	0	0	3,046	2,976	6,022
Banking	0	675	1,299	0	1,974	5,580	7,554
Other	4,034	12,565	0	0	16,599	97,406	114,005

	$32,823	57,303	1,839	399	92,364	538,264	630,628

	December 31, 2010
	Classified					Unclassified
	Special
(Dollars in thousands)	Mention	Substandard	Doubtful	Loss	Total	Total	Total Loans

1-4 family	$7,395	8,228	0	0	15,623	112,912	128,535
Commercial real estate:
Residential developments	8,373	34,515	0	0	42,888	44,218	87,106
Alternative fuels	0	11,069	0	0	11,069	20,054	31,123
Other	6,268	6,614	0	0	12,882	225,280	238,162

Consumer	0	248	31	27	306	70,297	70,603
Commercial business:
Construction/development	1,776	4,907	0	0	6,683	5,117	11,800
Banking	0	4,975	3,248	0	8,223	5,830	14,053
Other	4,712	15,689	67	0	20,468	106,718	127,186

	$28,524	86,245	3,346	27	118,142	590,426	708,568

Classified loans represent non-performing loans and loans that are generally inadequately protected by the current net worth and paying capacity of the obligor, or by the collateral pledged, if any. Assets so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

The aging of past due loans at June 30, 2011 and December 31, 2010 is summarized as follows:

	30-59	60-89	90 Days				Loans 90 Days or
	Days	Days	or More	Total			More Past Due and
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current Loans	Total Loans	Still Accruing

June 30, 2011
1-4 family	$2,485	1,341	453	4,279	118,384	122,663	0
Commercial real estate:
Residential developments	1,709	5,441	0	7,150	61,380	68,530	0
Alternative fuels	0	0	2,266	2,266	23,865	26,131	0
Other	1,291	0	0	1,291	217,765	219,056	0

Consumer	527	7	466	1,000	65,667	66,667	0
Commercial business:
Construction/development	0	0	0	0	6,022	6,022	0
Banking	0	0	1,974	1,974	5,580	7,554	0
Other	586	2,786	5,558	8,930	105,075	114,005	0

	$6,598	9,575	10,717	26,890	603,738	630,628	0

December 31, 2010
1-4 family	$2,313	695	3,500	6,508	122,027	128,535	178
Commercial real estate:
Residential developments	444	3,899	15,523	19,866	67,240	87,106	0
Alternative fuels	0	0	4,994	4,994	26,129	31,123	0
Other	75	264	3,914	4,253	233,909	238,162	0

Consumer	446	163	207	816	69,787	70,603	0
Commercial business:
Construction/development	0	0	4,809	4,809	6,991	11,800	0
Banking	0	0	8,223	8,223	5,830	14,053	0
Other	311	45	7,876	8,232	118,954	127,186	576

	$3,589	5,066	49,046	57,701	650,867	708,568	754

Impaired loans include loans that are non-performing (non-accruing) and loans that have been modified in a troubled debt restructuring. The following table summarizes impaired loans and related allowances as of June 30, 2011 and December 31, 2010:

	June 30, 2011			December 31, 2010
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance

Loans with no related allowance recorded:
1-4 family	$1,336	1,336	0	932	932	0
Commercial real estate:
Residential developments	5,716	5,716	0	6,486	6,486	0
Alternative fuels	2,266	4,994	0	0	0	0
Other	657	657	0	119	119	0
Consumer	224	224	0	104	104	0
Commercial business:
Construction/development	344	1,462	0	99	99	0
Banking	1,974	8,223	0	0	0	0
Other	665	865	0	397	397	0

Loans with an allowance recorded:
1-4 family	3,317	3,317	1,430	5,797	5,797	994
Commercial real estate:
Residential developments	18,756	18,756	4,887	27,147	27,147	9,673
Alternative fuels	0	0	0	4,994	4,994	2,441
Other	6,865	8,821	1,467	6,331	7,287	1,148
Consumer	440	440	293	195	195	76
Commercial business:
Construction/development	2,702	2,849	530	4,809	4,809	2,668
Banking	0	0	0	8,223	8,223	4,985
Other	11,435	11,987	3,540	13,327	13,878	3,049

Total:
1-4 family	4,653	4,653	1,430	6,729	6,729	994
Commercial real estate:
Residential developments	24,472	24,472	4,887	33,633	33,633	9,673
Alternative fuels	2,266	4,994	0	4,994	4,994	2,441
Other	7,522	9,478	1,467	6,450	7,406	1,148
Consumer	664	664	293	299	299	76
Commercial business:
Construction/development	3,046	4,311	530	4,908	4,908	2,668
Banking	1,974	8,223	0	8,223	8,223	4,985
Other	12,100	12,852	3,540	13,724	14,275	3,049

	$56,697	69,647	12,147	78,960	80,467	25,034

	For the three months ended June 30, 2011		For the six months ended June 30, 2011
	Average Recorded	Interest Income	Average Recorded	Interest Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized

Loans with no related allowance recorded:
1-4 family	$1,354	16	1,213	36
Commercial real estate:
Residential developments	5,798	14	6,027	88
Alternative fuels	1,133	0	755	0
Other	656	10	477	13
Consumer	132	0	123	2
Commercial business:
Construction/development	345	2	263	4
Banking	987	0	658	0
Other	654	3	568	17

Loans with an allowance recorded:
1-4 family	4,029	50	4,618	86
Commercial real estate:
Residential developments	15,826	192	19,599	431
Alternative fuels	2,498	0	3,330	0
Other	6,406	40	6,381	59
Consumer	347	5	296	10
Commercial business:
Construction/development	3,344	18	3,831	36
Banking	4,112	0	5,482	0
Other	11,366	63	12,020	147

Total:
1-4 family	5,383	66	5,831	122
Commercial real estate:
Residential developments	21,624	206	25,626	519
Alternative fuels	3,631	0	4,085	0
Other	7,062	50	6,858	72
Consumer	479	5	419	12
Commercial business:
Construction/development	3,689	20	4,094	40
Banking	5,099	0	6,140	0
Other	12,020	66	12,588	164

	$58,987	413	65,641	929

At June 30, 2011 and December 31, 2010, non-accruing loans totaled $43.1 million and $68.1 million, respectively, for which the related allowance for loan losses was $10.2 million and $25.0 million, respectively. Interest is subsequently recognized as income to the extent cash is received when, in management’s judgment, principal is collectible. Non-accruing loans for which no specific allowance has been recorded, because management determined that the value of the collateral was sufficient to repay the loan, totaled $11.3 million and $8.1 million, respectively. Non-accrual loans also include certain loans that have had terms modified in a troubled debt restructuring.

The non-accrual loans at June 30, 2011 and December 31, 2010 are summarized as follows:

(Dollars in thousands)	June 30, 2011	December 31, 2010
1-4 family	$2,039	$4,844
Commercial real estate:
Residential developments	16,422	25,980
Alternative fuels	2,266	4,994
Other	6,506	5,763
Consumer	555	224
Commercial business:
Construction/development	3,046	4,907
Banking	1,974	8,223
Other	10,278	13,139

	$43,086	$68,074

At June 30, 2011 and December 31, 2010 there were loans included in loans receivable, net, with terms that had been modified in a troubled debt restructuring totaling $28.1 million and $19.3 million, respectively. For the loans that were restructured in the second quarter of 2011, $1.0 million were classified but performing and $6.3 million were non-performing at June 30, 2011.
The following table summarizes troubled debt restructurings at June 30, 2011 and December 31, 2010:

	June 30,	December 31,
(Dollars in thousands)	2011	2010
Commercial real estate	$20,275	14,871
Commercial business	4,119	1,756
1-4 family	3,534	2,589
Consumer	200	75

	$28,128	19,291

There were no material commitments to lend additional funds to customers whose loans were restructured or classified as nonaccrual at June 30, 2011 or December 31, 2010.
(10) Investment in Mortgage Servicing Rights
A summary of mortgage servicing activity is as follows:

	Six Months ended	Twelve Months ended	Six Months ended
(Dollars in thousands)	June 30, 2011	December 31, 2010	June 30, 2010
Mortgage servicing rights:
Balance, beginning of period	$1,586	1,315	1,315
Originations	147	753	333
Amortization	(213)	(482)	(219)

Balance, end of period	$1,520	1,586	1,429

Fair value of mortgage servicing rights	$2,297	2,263	2,331

All of the loans being serviced are single family loans serviced for the Federal National Mortgage Association (FNMA) under the mortgage-backed security program or the individual loan sale program. Loans are sold under general representations and warranties and based on insignificant requests for repurchase, a liability has not been recorded for repurchase requests from FNMA. The following is a summary of the risk characteristics of the loans being serviced at June 30, 2011.

	Loan Principal	Weighted Average	Weighted Average
(Dollars in thousands)	Balance	Interest Rate	Remaining Term	Number of Loans
Original term 30 year fixed rate	$218,415	5.20%	299	1,879
Original term 15 year fixed rate	97,291	4.63%	123	1,445
Adjustable rate	693	3.13%	269	9
The gross carrying amount of mortgage servicing rights and the associated accumulated amortization at June 30, 2011 is presented in the table below.

	Gross	Accumulated	Unamortized
(Dollars in thousands)	Carrying Amount	Amortization	Intangible Assets
Mortgage servicing rights	$4,067	(2,547)	1,520

Total	$4,067	(2,547)	1,520

The following table indicates the estimated future amortization expense for mortgage servicing rights:

Mortgage
(Dollars in thousands)	Servicing Rights
Year ended December 31,
2011	$180
2012	330
2013	312
2014	282
2015	236
Thereafter	180
Projections of amortization are based on existing asset balances and the existing interest rate environment as of June 30, 2011. The Company’s actual experiences may be significantly different depending upon changes in mortgage interest rates and other market conditions.
(11) Loss per Common Share
The following table reconciles the weighted average shares outstanding and the loss available to common shareholders used for basic and diluted loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2011	2010	2011	2010
Weighted average number of common shares outstanding used in basic loss per common share calculation	3,841	3,757	3,829	3,747
Net dilutive effect of:
Options	0	0	0	0
Restricted stock awards	0	0	0	0

Weighted average number of shares outstanding adjusted for effect of dilutive securities	3,841	3,757	3,829	3,747

Loss available to common shareholders	$(2,748)	(8,280)	(2,780)	(10,567)
Basic loss per common share	$(0.72)	(2.20)	(0.73)	(2.82)
Diluted loss per common share	$(0.72)	(2.20)	(0.73)	(2.82)
At June 30, 2011 and June 30, 2010, there were 127,351 and 240,807 common share equivalents outstanding, respectively, that are not included in the calculation of diluted earnings per share as they are anti-dilutive.
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

Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Tier I or core capital and risk-based capital (as defined in the regulations) to total assets (as defined). Management believes, as of June 30, 2011, that the Bank meets all capital adequacy requirements to which it is subject.
Management believes that based upon the Bank’s capital calculations at June 30, 2011 and other conditions consistent with the Prompt Corrective Actions Provisions of the OTS regulations, the Bank would be categorized as well capitalized.
The Bank’s tangible assets and adjusted total assets were $805.8 million and $879.5 million and its risk-weighted assets were $622.1 million and $687.7 million at June 30, 2011 and December 31, 2010, respectively. The following table presents the Bank’s capital amounts and ratios at June 30, 2011 and December 31, 2010 for actual capital, required capital and excess capital, including ratios in order to qualify as being well capitalized under the Prompt Corrective Actions regulations.

			Required to be
			Adequately				To Be Well Capitalized Under Prompt
	Actual		Capitalized		Excess Capital		Corrective Actions Provisions
		Percent of		Percent of		Percent of		Percent of
(Dollars in thousands)	Amount	Assets(1)	Amount	Assets(1)	Amount	Assets(1)	Amount	Assets(1)
June 30, 2011
Bank stockholder’s equity	$67,070
Less:
Net unrealized gains on certain securities Available for sale	(1,533)

	65,537

Tier I or core capital
Tier I capital to adjusted total assets		8.13%	$32,232	4.00%	$33,305	4.13%	$40,290	5.00%
Tier I capital to risk-weighted assets		10.53%	$24,886	4.00%	$40,651	6.53%	$37,329	6.00%
Plus:
Allowable allowance for loan losses	7,777

Risk-based capital	$73,314		$49,771		$23,543		$62,214

Risk-based capital to risk-weighted assets		11.78%		8.00%		3.78%		10.00%

(1)	Based upon the Bank’s adjusted total assets for the purpose of the tangible and core capital ratios and risk-weighted assets for the purpose of the risk-based capital ratio.

			Required to be
			Adequately				To Be Well Capitalized Under Prompt
	Actual		Capitalized		Excess Capital		Corrective Actions Provisions
		Percent of		Percent of		Percent of		Percent of
(Dollars in thousands)	Amount	Assets(1)	Amount	Assets(1)	Amount	Assets(1)	Amount	Assets(1)
December 31, 2010
Bank stockholder’s equity	$68,034
Less:
Net unrealized gains on certain securities Available for sale	(1,210)

	66,824

Tier I or core capital
Tier I capital to adjusted total assets		7.60%	$35,181	4.00%	$31,643	3.60%	$43,977	5.00%
Tier I capital to risk-weighted assets		9.72%	$27,507	4.00%	$39,317	5.72%	$41,261	6.00%
Plus:
Allowable allowance for loan losses	8,596

Risk-based capital	$75,420		$55,014		$20,406		$68,768

Risk-based capital to risk-weighted assets		10.97%		8.00%		2.97%		10.00%

(1)	Based upon the Bank’s adjusted total assets for the purpose of the tangible and core capital ratios and risk-weighted assets for the purpose of the risk-based capital ratio.

The Bank entered into a written Supervisory Agreement with its primary federal banking regulator, the Office of Thrift Supervision (OTS), effective February 22, 2011 that primarily relates to the Bank’s financial performance and credit quality issues. This agreement replaced the prior memorandum of understanding that the Bank entered into with the OTS on December 9, 2009. In accordance with the Supervisory Agreement, the Bank submitted a two year business plan that the OTS may make comments upon, and require revisions to. The Bank must operate within the parameters of the final business plan and is required to monitor and submit periodic reports on its compliance with the plan. The Bank also submitted a problem asset reduction plan that the OTS may make comments upon, and require revisions to. The Bank must operate within the parameters of the final problem asset plan and is required to monitor and submit periodic reports on its compliance with the plan. The Bank has also revised its loan modification policies and its program for identifying, monitoring and controlling risk associated with concentrations of credit, and improved the documentation relating to the allowance for loan and lease losses as required by the agreement. In addition, without the consent of the OCC (as successor to the OTS), the Bank may not declare or pay any cash dividends, materially increase the total assets of the Bank, enter into any new contractual arrangement or renew or extend any existing arrangement related to compensation or benefits with any directors or officer, make any golden parachute payments, or enter into any significant contracts with a third party service provider.
The Company also entered into a written Supervisory Agreement with the OTS effective February 22, 2011. This agreement replaced the prior memorandum of understanding that the Company entered into with the OTS on December 9, 2009. In accordance with the Supervisory Agreement, the Company submitted a capital plan to the OTS through December 31, 2012 that the OTS may make comments upon, and to which it may require revisions. The Company must operate within the parameters of the final capital plan and is required to monitor and submit periodic reports on its compliance with the plan. In addition, without the consent of the OTS, the Company may not incur or issue any debt, guarantee the debt of any entity, declare or pay any cash dividends or repurchase any of the Company’s capital stock, enter into any new contractual arrangement or renew or extend any existing arrangement related to compensation or benefits with any directors or officer, or make any golden parachute payments.
The OTS proposed to the Bank as its Individual Minimum Capital Requirement (IMCR) a tier 1 capital to adjusted total assets requirement of 8.5% commencing September 30, 2011, which is in excess of the Bank’s tier 1 capital to adjusted total assets ratio at June 30, 2011. An IMCR requires a bank to establish and maintain levels of capital greater than those required for banks generally to be classified as “well-capitalized.” The Bank has submitted proposed modifications to the proposed IMCR and had discussions with the OTS (predecessor to the OCC, the Bank’s current primary banking regulator) related to the timing for implementation of the proposed IMCR. However, at the time of filing of this Quarterly Report on Form 10-Q, no IMCR has been imposed on the Bank.
References to the OTS shall mean, with respect to the Company, beginning July 21, 2011, the Federal Reserve Board (FRB) and mean, with respect to the Bank, beginning July 21, 2011, the Office of the Comptroller of the Currency (OCC). On July 21, 2011 the OTS was integrated into the OCC and the primary banking regulator for the Company became the FRB. It is not anticipated that the change in primary regulators as a result of the OTS being abolished will have any significant impact on the Company, the Bank, or our shareholders.
(13) Commitments and Contingencies
The Bank issued standby letters of credit which guarantee the performance of customers to third parties. The standby letters of credit issued and available at June 30, 2011 were approximately $1.6 million, expire over the next two years, and are collateralized primarily with commercial real estate mortgages. Since the conditions under which the Bank is required to fund the standby letters of credit may not materialize, the cash requirements are expected to be less than the total outstanding commitments.
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

(Dollars in thousands)	Home Federal Savings Bank	Other	Eliminations	Consolidated Total

At or for the six months ended June 30, 2011:
Interest income — external customers	$20,759	0	0	20,759
Non-interest income — external customers	3,380	0	0	3,380
Loss on limited partnerships	(5)	0	0	(5)
Intersegment interest income	0	2	(2)	0
Intersegment non-interest income	87	(1,292)	1,205	0
Interest expense	6,317	0	(2)	6,315
Amortization of mortgage servicing rights, net	213	0	0	213
Other non-interest expense	13,569	589	(87)	14,071
Income tax expense (benefit)	0	0	0	0
Net loss	(1,288)	(1,878)	1,292	(1,874)
Total assets	807,307	68,934	(68,867)	807,374

At or for the six months ended June 30, 2010:
Interest income — external customers	$25,473	0	0	25,473
Non-interest income — external customers	3,370	0	0	3,370
Loss on limited partnerships	(15)	0	0	(15)
Intersegment interest income	0	2	(2)	0
Intersegment non-interest income	87	(9,111)	9,024	0
Interest expense	9,525	0	(2)	9,523
Amortization of mortgage servicing rights, net	219	0	0	219
Other non-interest expense	11,812	403	(87)	12,128
Income tax expense	5,573	171	0	5,744
Net loss	(9,107)	(9,683)	9,111	(9,679)
Total assets	974,247	90,402	(89,406)	975,243

At or for the quarter ended June 30, 2011:
Interest income — external customers	$10,045	0	0	10,045
Non-interest income — external customers	1,592	0	0	1,592
Loss on limited partnerships	(3)	0	0	(3)
Intersegment interest income	0	1	(1)	0
Intersegment non-interest income	44	(1,980)	1,936	0
Interest expense	3,047	0	(1)	3,046
Amortization of mortgage servicing rights, net	115	0	0	115
Other non-interest expense	7,106	315	(44)	7,377
Income tax benefit	(76)	0	0	(76)
Net loss	(1,978)	(2,293)	1,980	(2,291)
Total assets	807,307	68,934	(68,867)	807,374

At or for the quarter ended June 30, 2010:
Interest income — external customers	$12,569	0	0	12,569
Non-interest income — external customers	1,788	0	0	1,788
Loss on limited partnerships	(7)	0	0	(7)
Intersegment interest income	0	1	(1)	0
Intersegment non-interest income	44	(7,439)	7,395	0
Interest expense	4,581	0	(1)	4,580
Amortization of mortgage servicing rights, net	110	0	0	110
Other non-interest expense	6,064	200	(44)	6,220
Income tax expense	6,716	196	0	6,912
Net loss	(7,437)	(7,834)	7,439	(7,832)
Total assets	974,247	90,402	(89,406)	975,243

Item 2:
HMN FINANCIAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking Information
This Quarterly Report, other reports filed by the Company with the Securities and Exchange Commission may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are often identified by such forward-looking terminology as “expect,” “intent,” “look,” “believe,” “anticipate,” “estimate,” “project,” “seek,” “may,” “will,” “would,” “could,” “should,” “trend,” “target,” and “goal” or similar statements or variations of such terms and include, but are not limited to, those relating to the adequacy and amount of available liquidity and capital resources to the Bank, the Company’s liquidity and capital requirements, changes in the size of the Bank’s loan portfolio, the recovery of the valuation allowance on deferred tax assets, the amount and mix of the Bank’s non-performing assets and the appropriateness of the allowance therefore, future losses on non-performing assets, the amount of interest-earning assets, the amount and mix of brokered and other deposits (including the Company’s ability to renew brokered deposits), the availability of alternate funding sources, the payment of dividends, the future outlook for the Company, the amount of deposits that will be withdrawn from checking and money market accounts and how the withdrawn deposits will be replaced, the projected changes in net interest income based on rate shocks, the range that interest rates may fluctuate over the next twelve months, the net market risk of interest rate shocks and the Company’s, the future outlook for the issuer trust preferred securities held by the Bank, expectations relating to the change in Company and Bank primary banking regulators from the OTS to the OCC and FRB, the uncertainty regarding amount and timing of any final IMCR which may be imposed upon the Bank, and the Bank’s compliance with regulatory standards generally (including the Bank’s status as “well-capitalized”), and supervisory agreements, individual minimum capital requirements or other supervisory directives or requirements to which the Company or the Bank are or may become expressly subject, specifically. A number of factors could cause actual results to differ materially from the Company’s assumptions and expectations. These include but are not limited to the adequacy and marketability of real estate securing loans to borrowers, possible legislative and regulatory changes, including changes in the degree and manner of regulatory supervision, the ability of the Company and the Bank to establish and adhere to plans and policies relating to, among other things, capital, business, non-performing assets, loan modifications, documentation of loan loss allowance and concentrations of credit that are satisfactory to the OCC and FRB, as applicable, in accordance with the terms of the Company and Bank supervisory agreements and to otherwise manage the operations of the Company and the Bank to ensure compliance with other requirements set forth in the supervisory agreements; the ability of the Company and the Bank to obtain required consents from the OCC and FRB, as applicable, under the supervisory agreements or other directives; the amount and timing of any individual minimum capital requirement which may be imposed on the Bank; adverse economic, business and competitive developments such as shrinking interest margins; reduced collateral values; deposit outflows; reduced demand for financial services and loan products; changes in accounting policies and guidelines, or monetary and fiscal policies of the federal government or tax laws; international economic developments, changes in credit or other risks posed by the Company’s loan and investment portfolios; technological, computer-related or operational difficulties; adverse changes in securities markets; results of litigation; collateral advance rates and policies of the FHLB; costs associated with alternate funding sources; or other significant uncertainties. Additional factors that may cause actual results to differ from the Company’s assumptions and expectations include those set forth in the Company’s most recent filings on Form 10-K and Quarterly Reports on Form 10-Q with the Securities and Exchange Commission. All forward-looking statements are qualified by, and should be considered in conjunction with, such cautionary statements. For additional discussion of the risks and uncertainties applicable to the Company, see the “Risk Factors” sections of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and Part II, Item 1A of this Quarterly Report on Form 10-Q. We undertake no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q.
General
The earnings of the Company are primarily dependent on the Bank’s net interest income, which is the difference between interest earned on loans and investments, and the interest paid on interest-bearing liabilities such as deposits, Federal Home Loan Bank (FHLB) advances, and Federal Reserve Bank (FRB) borrowings. The difference between the average rate of interest earned on assets and the average rate paid on liabilities is the “interest rate spread”. Net interest income is produced when interest-earning assets equal or exceed interest-bearing liabilities and there is a positive interest rate spread. Net interest income and net interest rate spread are affected by changes in interest rates, the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. The Company’s net income is also affected by the generation of non-interest income, which consists primarily of gains or losses from the sale of securities, gains from the sale of loans, fees for servicing mortgage loans, and the generation of fees and service charges on deposit accounts. The Bank incurs expenses in addition to interest expense in the form of salaries and benefits, occupancy expenses, provisions for loan losses and amortization of mortgage servicing assets. Since a commercial lending program was established in 1998, the Company has increased its emphasis on commercial and commercial real estate loans, which has increased the credit risk inherent in the loan portfolio. While HMN did not originate or hold subprime mortgages in its loan portfolio, purchase investments backed by subprime mortgages, or incur any write downs directly related to subprime mortgages, subprime credit issues indirectly impacted the Company by making it more difficult for some borrowers with marginal credit to qualify for a mortgage because most of the non-traditional mortgage products were eliminated by the banks and mortgage companies that were previously offering them. This decrease in available credit reduced the demand for single family homes as there were fewer qualified buyers in the marketplace. The decrease in demand for housing and building lots affected our level of loan charge offs and the risk ratings on many of our residential development loans. Consequently, our provision for loan losses significantly increased relative to periods before the current economic slowdown. The increase in the provision was due primarily to commercial loan charge offs and risk rating downgrades caused by continued weak demand for housing and building and general economic weakness in our markets. In addition, our losses on loans and other real estate owned increased due to the declining value of the real estate.
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
Allowance for Loan Losses and Related Provision
The allowance for loan losses is based on periodic analysis of the loan portfolio. In this analysis, management considers factors including, but not limited to, specific occurrences of loan impairment, changes in the size of the portfolios, national and regional economic conditions such as unemployment data, loan portfolio composition, loan delinquencies, local construction permits, development plans, local economic growth rates, historical experience and observations made by the Company’s ongoing internal audit and regulatory exam processes. Loans are charged off to the extent they are deemed to be uncollectible. The Company has established separate components of its overall methodology to determine the appropriateness of the loan loss allowance for its homogeneous single-family and consumer loan portfolios and its non-homogeneous loan portfolios. The determination of the allowance on the homogeneous single-family and consumer loan portfolios is calculated on a pooled basis with individual determination of the allowance of all non-performing loans. The determination of the allowance for the non-homogeneous commercial, commercial real estate, and multi-family loan portfolios involves assigning standardized risk ratings and loss factors that are periodically reviewed. The loss factors are estimated based on the Company’s own loss experience and are assigned to all loans without identified credit weaknesses. For each non-performing loan, the Company also performs an individual analysis of impairment that is based on the expected cash flows or the value of the assets collateralizing the loans and establishes any necessary specific reserves.
The appropriateness of the allowance for loan losses is dependent upon management’s estimates of variables affecting valuation, appraisals of collateral, evaluations of performance and status, and the amounts and timing of future cash flows expected to be received on impaired loans. Such estimates, appraisals, evaluations and cash flows may be subject to frequent adjustments due to changing economic prospects of borrowers or properties. The estimates are reviewed periodically and adjustments, if any, are recorded in the provision for loan losses in the periods in which the adjustments become known. Because of the size of some loans, changes in estimates can have a significant impact on the loan loss provision. The allowance is allocated to individual loan categories based upon the relative risk characteristics of the loan portfolios and the actual loss experience. The Company increases its allowance for loan losses by charging the provision for loan losses against income. The methodology for establishing the allowance for loan losses takes into consideration probable losses that have been identified in connection with specific loans as well as probable losses in the loan portfolio for which specific reserves are not required. Although management believes that based on current conditions the allowance for loan losses is maintained at an appropriate amount to provide for probable loan losses inherent in the portfolio as of the balance sheet date, future conditions may differ substantially from those anticipated in determining the allowance for loan losses and adjustments may be required in the future.
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
The Company maintains significant net deferred tax assets for deductible temporary differences, the largest of which relates to the allowance for loan and real estate losses and net operating loss carry forwards. For income tax purposes, only net charge-offs and certain specific reserves are deductible, not the entire provision for loan losses. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that the deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon management’s judgment and evaluation of both positive and negative evidence, including the forecasts of future income, tax planning strategies and assessments of the current and future economic and business conditions. The Company considers both positive and negative evidence regarding the ultimate realizability of deferred tax assets. Positive evidence includes the ability to implement tax planning strategies to accelerate taxable income recognition and the probability that taxable income will be generated in future periods. Negative evidence includes the Company’s cumulative loss in the prior three year period, current financial performance, and the general business and economic trends. At June 30, 2011, the Company recorded a valuation allowance against the entire deferred tax asset balance. This determination was based primarily upon the existence of a three year cumulative loss position that is primarily attributable to significant provisions for loan losses incurred during the last three years. The creation of the valuation allowance, although it increased tax expense and similarly reduced tangible book value, does not have an effect on the Company’s cash flows, and may be recoverable in subsequent periods if the Company were to realize certain sustained future taxable income. It is possible that future conditions may differ substantially from those anticipated in determining the need for a valuation allowance on deferred tax assets and adjustments may be required in the future.
Determining the ultimate settlement of any tax position requires significant estimates and judgments in arriving at the amount of tax benefits to be recognized in the financial statements. It is possible that the tax benefits realized upon the ultimate resolution of a tax position may result in tax benefits that are significantly different from those estimated.
RESULTS OF OPERATIONS FOR SECOND QUARTER ENDED JUNE 30, 2011 COMPARED TO SECOND QUARTER ENDED JUNE 30, 2010
Net Loss
Net loss for the second quarter of 2011 was $2.3 million, an improvement of $5.5 million, or 70.7%, compared to a net loss of $7.8 million for the second quarter of 2010. Net loss available to common shareholders was $2.7 million for the second quarter of 2011, an improvement of $5.6 million, or 66.8%, from the net loss available to common shareholders of $8.3 million for the second quarter of 2010. Diluted loss per common share for the second quarter of 2011 was $0.72, an improvement of $1.48, or 67.3%, from the diluted loss per common share of $2.20 for the second quarter of 2010. The decrease in the net loss for the quarter was due primarily to a $7.0 million decrease in the provision for income taxes between the periods due primarily to a deferred tax asset valuation reserve that was established during the second quarter of 2010. The decrease in the net loss was also due to a $0.9 million decrease in the loan loss provision between the periods. These decreases in expense were partially offset by a $1.0 million decrease in net interest income due primarily to a decrease in interest earning assets that was partially offset by an increase in the net interest margin between the periods and a $1.2 million increase in expenses related to other real estate owned.
Net loss was $1.9 million for the six month period ended June 30, 2011, an improvement of $7.8 million, or 80.6%, compared to the net loss of $9.7 million for the six month period ended June 30, 2010. The net loss available to common shareholders was $2.8 million for the six month period ended June 30, 2011, an improvement of $7.8 million, or 73.7%, compared to the net loss available to common shareholders of $10.6 million for the same period of 2010. Diluted loss per share for the six month period in 2011 was $0.73, an improvement of $2.09 compared to the diluted loss per share of $2.82 for the same period in 2010. The decrease in the net loss for the six month period in 2011 was due to a $5.7 million decrease in the provision for income taxes between the periods due primarily to a deferred tax asset valuation reserve that was established during the second quarter of 2010 and also because of a $5.5 million decrease in the loan loss provision between the periods. These decreases in expense were partially offset by a $1.6 million decrease in net interest income due primarily to the decrease in interest earning assets between the periods and a $2.2 million increase in other expenses and losses related to other real estate owned.
Net Interest Income
Net interest income was $7.0 million for the second quarter of 2011, a decrease of $1.0 million, or 12.4%, compared to $8.0 million for the second quarter of 2010. Interest income was $10.0 million for the second quarter of 2011, a decrease of $2.6 million, or 20.1%, from $12.6 million for the same period in 2010. Interest income decreased between the periods primarily because of a $147 million decrease in the average interest-earning assets and also because of a decrease in average yields between the periods. Average interest earning assets decreased between the periods primarily because of a decrease in the commercial loan portfolio, which occurred because of declining loan demand and the Company’s focus on improving credit quality, managing net interest margin and improving capital ratios. The average yield earned on interest-earning assets was 5.00% for the second quarter of 2011, a decrease of 29 basis points from the 5.29% average yield for the second quarter of 2010. The decrease in the yield on interest-earning assets is due to the continued low interest rate environment that existed during the second quarter of 2011.
Interest expense was $3.0 million for the second quarter of 2011, a decrease of $1.6 million, or 33.5%, compared to $4.6 million for the second quarter of 2010. Interest expense decreased primarily because of the $130 million decrease in the average interest-bearing liabilities between the periods. The decrease in average interest-bearing liabilities is primarily the result of a decrease in the outstanding borrowings and brokered certificates of deposits between the periods. The decrease in borrowings and brokered deposits between the periods was the result of using the proceeds from loan principal payments to fund maturing borrowings and brokered certificates of deposits. Interest expense also decreased because of the lower interest rates paid on money market accounts and certificates of deposits. The decreased rates were the result of the low interest rate environment that continued to exist during the second quarter of 2011. The average interest rate paid on interest-bearing liabilities was 1.58% for the second quarter of 2011, a decrease of 45 basis points from the 2.03% average interest rate paid in the second quarter of 2010.
Net interest margin (net interest income divided by average interest earning assets) for the second quarter of 2011 was 3.48%, an increase of 11 basis points, compared to 3.37% for the second quarter of 2010.
Net interest income was $14.4 million for the first six months of 2011, a decrease of $1.6 million, or 9.4%, from $16.0 million for the same period in 2010. Interest income was $20.8 million for the six month period ended June 30, 2011, a decrease of $4.7 million, or 18.5%, from $25.5 million for the same six month period in 2010. Interest income decreased between the periods primarily because of a $145 million decrease in the average interest-earning assets and also because of a decrease in average yields between the periods. Average interest-earning assets decreased between the periods primarily because of a decrease in the commercial loan portfolio, which occurred because of declining loan demand and the Company’s focus on improving credit quality, managing net interest margin and improving capital ratios. The average yield earned on interest-earning assets was 5.11% for the first six months of 2011, a decrease of 22 basis points from the 5.33% average yield for the first six months of 2010. The decrease in the yield on interest-earning assets is due to the continued low interest rate environment that existed during the first six months of 2011.
Interest expense was $6.3 million for the first six months of 2011, a decrease of $3.2 million, or 33.7%, compared to $9.5 million for the first six months of 2010. Interest expense decreased primarily because of the $127 million decrease in the average interest-bearing liabilities between the periods. The decrease in average interest-bearing liabilities is primarily the result of a decrease in the outstanding borrowings and brokered certificates of deposits between the periods. The decrease in borrowings and brokered deposits between the periods was the result of using the proceeds from loan principal payments to fund maturing borrowings and brokered certificates of deposits. Interest expense also decreased because of the lower interest rates paid on money market accounts and certificates of deposits. The decreased rates were the result of the low interest rate environment that continued to exist during the first six months of 2011. The average interest rate paid on interest-bearing liabilities was 1.62% for the first six months of 2011, a decrease of 48 basis points from the 2.10% average interest rate paid in the first six months of 2010.
Net interest margin (net interest income divided by average interest earning assets) for the first six months of 2011 was 3.55%, an increase of 21 basis points, compared to 3.34% for the first six months of 2010.
A summary of the Company’s net interest margin for the three and six month periods ended June 30, 2011 and June 30, 2010 is as follows:

	For the three month period ended
	June 30, 2011			June 30, 2010
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate

Interest-earning assets:
Securities available for sale	$153,600	697	1.82%	$165,887	1,070	2.59%
Loans held for sale	1,689	18	4.27	2,946	37	5.04
Mortgage loans, net	123,550	1,693	5.50	139,117	1,948	5.62
Commercial loans, net	422,720	6,593	6.26	540,498	7,987	5.93
Consumer loans, net	66,725	997	5.99	77,121	1,489	7.74
Cash equivalents	31,220	1	0.01	19,225	1	0.02
Federal Home Loan Bank stock	6,174	46	2.99	7,428	37	2.00

Total interest-earning assets	805,678	10,045	5.00	952,222	12,569	5.29

Interest-bearing liabilities:
NOW accounts	70,287	14	0.08	103,052	30	0.12
Savings accounts	37,455	14	0.15	33,017	11	0.13
Money market accounts	113,928	205	0.72	143,394	371	1.04
Certificates	253,241	983	1.56	242,611	1,439	2.38
Brokered deposits	95,329	590	2.48	163,235	1,187	2.92
Advances and other borrowings	110,390	1,240	4.51	135,478	1,542	4.57

Total interest-bearing liabilities	680,630			820,787
Non-interest checking	92,553			81,440
Other non-interest bearing deposits	976			1,492

Total interest-bearing liabilities and non-interest bearing deposits	$774,159	3,046	1.58	$903,719	4,580	2.03

Net interest income		$6,999			$7,989

Net interest rate spread			3.42%			3.26%

Net interest margin			3.48%			3.37%

	For the six month period ended
	June 30, 2011			June 30, 2010
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Securities available for sale	$151,774	1,438	1.91%	$162,840	2,177	2.70%
Loans held for sale	1,614	35	4.37	2,369	58	4.94
Mortgage loans, net	125,915	3,456	5.53	141,380	4,045	5.77
Commercial loans, net	438,121	13,688	6.30	552,345	16,441	6.00
Consumer loans, net	67,690	2,025	6.03	79,045	2,676	6.83
Cash equivalents	27,851	3	0.02	18,910	2	0.02
Federal Home Loan Bank stock	6,432	114	3.57	7,357	74	2.03

Total interest-earning assets	819,397	20,759	5.11	964,246	25,473	5.33

Interest-bearing liabilities:
NOW accounts	74,628	34	0.09	100,775	52	0.10
Savings accounts	36,073	27	0.15	32,422	22	0.14
Money market accounts	113,821	418	0.74	140,115	762	1.10
Certificates	253,692	2,040	1.62	242,894	2,915	2.42
Brokered deposits	98,050	1,227	2.52	181,147	2,708	3.01
Advances and other borrowings	115,085	2,569	4.50	134,052	3,064	4.61

Total interest-bearing liabilities	691,349			831,405
Non-interest checking	94,339			80,544
Other non-interest bearing deposits	1,070			1,663

Total interest-bearing liabilities and non-interest bearing deposits	$786,758	6,315	1.62	$913,612	9,523	2.10

Net interest income		$14,444			$15,950

Net interest rate spread			3.49%			3.23%

Net interest margin			3.55%			3.34%

Provision for Loan Losses
The provision for loan losses is recorded to bring the allowance for loan losses to a level deemed appropriate by management based on factors disclosed in the critical accounting policies previously discussed. The provision for loan losses was $3.5 million for the second quarter of 2011, a decrease of $0.9 million, or 20.6%, from $4.4 million for the second quarter of 2010. The decrease in the loan loss provision was primarily the result of stabilizing values of the real estate collateral supporting commercial real estate loans classified as non-performing, which resulted in fewer write downs in the second quarter of 2011 compared to the same period in 2010.
The provision for loan losses was $5.4 million for the first six months of 2011, a decrease of $5.5 million, or 50.3%, from $10.9 million for the same six month period in 2010. The decrease was primarily the result of the stabilizing values of the real estate collateral supporting commercial real estate loans, which resulted in fewer write downs on loans classified as non-performing in the first six months of 2011 compared to the same period in 2010.
A reconciliation of the Company’s allowance for loan losses for the three and six month periods ended June 30, 2011 and June 30, 2010 is summarized as follows:

(Dollars in thousands)	2011	2010

Balance at March 31,	$34,953	$29,284
Provision	3,463	4,360
Charge offs:
One-to-four family	(16)	(117)
Consumer	(34)	(84)
Commercial business	(6,249)	(4,681)
Commercial real estate	(4,633)	(2,818)
Recoveries	280	83

Balance at June 30,	$27,764	$26,027

General allowance	$15,644	$11,104
Specific allowance	12,120	14,923

	$27,764	$26,027

(Dollars in thousands)	2011	2010

Balance at January 1,	$42,828	$23,811
Provision	5,409	10,893
Charge offs:
One-to-four family	(419)	(168)
Consumer	(86)	(390)
Commercial business	(8,557)	(4,742)
Commercial real estate	(12,209)	(3,478)
Recoveries	798	101

Balance at June 30,	$27,764	$26,027

Non-Interest Income
Non-interest income was $1.6 million for the second quarter of 2011, a decrease of $0.2 million, or 10.8%, from $1.8 million for the same period in 2010. Gains on sales of loans decreased $166,000 between the periods as a result of decreased single family loan originations. Loan servicing fees decreased $24,000 between the periods primarily because of a decrease in the number of commercial loans that are being serviced for others.
Non-interest income was $3.4 million for the first six months of 2010, the same as for the first six months of 2010. Fees and service charges increased $87,000 between the periods primarily because of an increase in debit card income and overdraft fees. Gains on sales of loans increased $15,000 between the periods due to an increase in the gains recognized on the sale of commercial government guaranteed loans that was partially offset by a decrease in the gain recognized on the sale of single family loans due to a decrease in single family loan originations between the periods. Loan servicing fees decreased $42,000 between the periods primarily because of a decrease in the number of commercial loans that are being serviced for others. Other non-interest income decreased $40,000 primarily because of a decrease in rental income on real estate owned.
Non-Interest Expense
Non-interest expense was $7.5 million for the second quarter of 2011, an increase of $1.2 million, or 18.4%, from $6.3 million for the same period of 2010. Other non-interest expense increased $1.2 million primarily because of increased real estate taxes and legal fees related to other real estate owned and $110,000 because of an increase in the losses recognized on the sale of real estate owned between the periods. Compensation and benefits increased $101,000 between the periods primarily because of increased personnel in the commercial loan recovery area. Occupancy expense decreased $119,000 between the periods primarily because of a decrease in depreciation expense. Deposit insurance costs decreased $112,000 primarily because of a decrease in brokered deposits between the periods.
Non-interest expense was $14.3 million for the first six months of 2011, an increase of $2.0 million, or 15.7%, from $12.3 million for the same period of 2010. Non-interest expense increased $918,000 because of a $190,000 loss recognized on real estate owned in the first six months of 2011 compared to a $728,000 gain recognized on real estate owned in the first six months of 2010. Other non-interest expense increased $1.3 million because of increased real estate taxes and legal fees related to other real estate owned. Compensation and benefits increased $212,000 between the periods primarily because of increased personnel in the commercial loan recovery area. Deposit insurance costs decreased $225,000 between the periods primarily because of a decrease in brokered deposits. Occupancy expense decreased $210,000 between the periods primarily because of a decrease in depreciation expense.
Income Taxes
The effect of income taxes changed $7.0 million between the periods, from an expense of $6.9 million in the second quarter of 2010 to a benefit of $0.1 million in the second quarter of 2011. In the second quarter of 2010, income taxes were increased $8.5 million as a result of recording a deferred tax asset valuation reserve, which was partially offset by a $1.2 million tax benefit recorded as a result of a favorable Minnesota Supreme Court tax ruling during that quarter. The Company continues to maintain a valuation reserve against the entire deferred tax asset balance at June 30, 2011. Since the valuation reserve is established against the entire deferred tax asset balance, the only amount included as income tax benefit for the second quarter of 2011 relates to the reversal of taxes on the change in the fair market value of the available for sale investment portfolio that was recorded in the first quarter of 2011.

Income tax expense was $0 for the first six months of 2011, a decrease of $5.7 million from $5.7 million for the same period of 2010. In the second quarter of 2010, income taxes were increased $8.5 million as a result of recording a deferred tax asset valuation reserve, which was partially offset by a $1.2 million tax benefit recorded as a result of a favorable Minnesota Supreme Court tax ruling during that quarter. The Company continues to maintain a valuation reserve against the entire deferred tax asset balance at June 30, 2011. Since the valuation reserve is established against the entire deferred tax asset balance, no income tax expense or benefit was recorded for the first six months of 2011 and the taxes on the change in the fair market value of the available for sale investment portfolio are recorded as an adjustment to other comprehensive income.
Net Loss Available to Common Shareholders
The net loss available to common shareholders was $2.7 million for the second quarter of 2011, a decreased loss of $5.6 million from the $8.3 million net loss available to common shareholders in the second quarter of 2010. The net loss available to common shareholders was $2.8 million for the first six months of 2011, a decreased loss of $7.8 million from the $10.6 million net loss available to common shareholders in the first six months of 2010. The net loss available to common shareholders decreased for both the second quarter of 2011 and the six month period ending June 30, 2011 primarily because of the change in the net loss between the periods.
The Company deferred the February 15, 2011 and May 15, 2011 cash dividend payments and has determined that it will defer the August 15, 2011 dividend payment on its Fixed Rate Cumulative Perpetual Preferred Stock, Series A issued to the United States Treasury Department as part of the TARP Capital Purchase Program. The deferred dividend payments have been accrued for payment in the future and are being reported for the deferral period as a preferred dividend requirement that is deducted from income (loss) available to common shareholders for financial statement purposes.
FINANCIAL CONDITION
Non-Performing Assets
The following table summarizes the amounts and categories of non-performing assets in the Bank’s portfolio and loan delinquency information as of the end of the three most recently completed quarters.

	June 30,	March 31,	December 31,
(Dollars in thousands)	2011	2011	2010

Non-Accruing Loans:
One-to-four family real estate	$2,039	$3,399	$4,844
Commercial real estate	25,194	21,609	36,737
Consumer	555	245	224
Commercial business	15,298	23,829	26,269

Total	43,086	49,082	68,074

Other assets
Foreclosed and Repossessed Assets:
One-to-four family real estate	2,468	1,640	972
Consumer	3	14	14
Commercial real estate	19,400	19,829	15,409

Total non-performing assets	$64,957	$70,565	$84,469

Total as a percentage of total assets	8.05%	8.03%	9.59%

Total non-performing loans	$43,086	$49,082	$68,074

Total as a percentage of total loans receivable, net	7.16%	7.74%	10.25%

Allowance for loan loss to non-performing loans	64.44%	71.21%	62.91%

Delinquency Data:
Delinquencies (1)
30+ days	$8,861	$4,940	$4,021
90+ days	0	178	754
Delinquencies as a percentage of loan and lease portfolio (1)
30+ days	1.43%	0.76%	0.59%
90+ days	0.00%	0.03%	0.11%

(1)	Excludes non-accrual loans.

The increase in loans that were more than 30 days delinquent at June 30, 2011 relates primarily to two land loans totaling $2.1 million, four single family loans totaling $0.9 million, and two commercial loans totaling $0.8 million that were delinquent more than 30 days at June 30, 2011.
Total non-performing assets were $65.0 million at June 30, 2011, a decrease of $5.6 million, or 7.9%, from $70.6 million at March 31, 2011. Non-performing loans decreased $6.0 million and foreclosed and repossessed assets increased $0.4 million during the second quarter of 2011. The non-performing loan and foreclosed and repossessed asset activity for the quarter was as follows:

(Dollars in thousands)
Non-performing loans		Foreclosed and repossessed assets
March 31, 2011	$49,082	March 31, 2011	$21,483
Classified as non-performing	9,168	Transferred from non-performing loans	2,000
Charge offs	(10,932)	Other foreclosures/repossessions	27
Principal payments received	(1,207)	Real estate sold	(1,417)
Classified as accruing	(1,025)	Net loss on sale of assets	(87)
Transferred to real estate owned	(2,000)	Write downs and payments	(135)

June 30, 2011	$43,086	June 30, 2011	$21,871

The decrease in non-performing loans during the quarter relates primarily to loans that were charged off during the period. Of the $10.9 million in charge offs recorded during the second quarter of 2011, $6.2 million related to two bank stock loans, $2.7 million was on an alternative fuel plant and $1.9 million related to two development loans. Of the $9.2 million in loans classified as non-performing during the second quarter of 2011, $3.7 million related to two development loans and $4.3 million related to a land loan that was classified as non-performing during the quarter. The largest remaining non-performing loan at June 30, 2011 was for $3.7 million and is secured by a residential development located in the Bank’s primary market.
Total non-performing assets were $65.0 million at June 30, 2011, a decrease of $19.5 million, or 23.1%, from $84.5 million at December 31, 2010. Non-performing loans decreased $25.0 million and foreclosed and repossessed assets increased $5.5 million during the first six months of 2011. The non-performing loan and foreclosed and repossessed asset activity for the first six months of 2011 was as follows:

(Dollars in thousands)
Non-performing loans		Foreclosed and repossessed assets
January 1, 2011	$68,074	January 1, 2011	$16,395
Classified as non-performing	11,641	Transferred from non-performing loans	8,231
Charge offs	(21,271)	Other foreclosures/repossessions	28
Principal payments received	(2,146)	Real estate sold	(2,472)
Classified as accruing	(4,953)	Net loss on sale of assets	(6)
Transferred to real estate owned	(8,259)	Write downs and payments	(305)

June 30, 2011	$43,086	June 30, 2011	$21,871

The decrease in non-performing loans during the first six months of 2011 relates primarily to loans that were charged off. Of the $21.3 million in charge offs recorded during the first six months of 2011, $6.2 million related to two bank stock loans, $2.7 million was on an alternative fuel plant and $11.2 million related to six development loans.

The following table summarizes the number and types of commercial real estate loans (the largest category of non-performing loans) that were non-performing as of the end of the three most recently completed quarters.

		Principal		Principal		Principal
		Amount of		Amount of		Amount of
		Loans		Loans		Loans
(Dollars in thousands)		June 30,		March 31,		December 31,
Property Type	#	2011	#	2011	#	2010

Developments/land	6	$17,946	4	$10,732	9	$23,661
Single family homes	0	0	2	296	3	2,673
Alternative fuel plants	1	2,266	1	4,994	1	4,994
Shopping centers/retail	3	1,378	2	1,036	3	1,099
Restaurants/bar	1	654	1	614	1	635
Office building	1	2,950	2	3,937	1	3,675

	12	$25,194	12	$21,609	18	$36,737

The Company had specific reserves established against the above commercial real estate loans of $5.7 million, $6.9 million and $13.3 million at June 30, 2011, March 31, 2011 and December 31, 2010, respectively. The increase in the non-performing commercial real estate loans from March 31, 2011 is due primarily to two residential development loans totaling $3.7 million and a $4.3 million land loan that were classified as non-performing during the quarter that were partially offset by charge offs recorded in the second quarter of 2011.
The following table summarizes the number of lending relationships and industry of commercial business loans that were non-performing as of the end of the three most recently completed quarters.

		Principal		Principal		Principal
		Amount of		Amount of		Amount of
		Loans		Loans		Loans
(Dollars in thousands)		June 30,		March 31,		December 31,
Property Type	#	2011	#	2011	#	2010

Construction/development/land	4	$4,768	5	$6,205	6	$9,148
Finance	1	181	1	244	1	248
Retail	4	3,061	3	3,129	1	2,504
Banking	2	1,974	2	8,223	2	8,223
Entertainment	1	239	1	309	1	315
Utilities	1	4,583	1	4,598	1	4,614
Restaurant	2	492	3	1,121	4	1,217

	15	$15,298	16	$23,829	16	$26,269

     The Company had specific reserves established against the above commercial business loans of $3.5 million, $9.3 million and $10.7 million at June 30, 2011, March 31, 2011 and December 31, 2010, respectively. The decrease in non-performing commercial business loans from March 31, 2011 is primarily related to the charge off of $6.2 million in non-performing commercial business loans against previously established reserves.
Dividends
The declaration of dividends is subject to, among other things, the Company’s financial condition and results of operations, the Bank’s compliance with its regulatory capital requirements, tax considerations, industry standards, economic conditions, regulatory restrictions, general business practices and other factors. Under the Bank Supervisory Agreement, no dividends can be declared or paid by the Bank to the Company without prior regulatory approval. The payment of dividends by the Company is dependent upon the Company having adequate cash or other assets that can be converted to cash to pay dividends to its stockholders and, under the Company Supervisory Agreement, the Company may not declare or pay any cash dividends, or purchase or redeem any capital stock, without prior notice to, and consent of, its primary banking regulator (FRB). The Company suspended the dividend payments to common stockholders in the fourth quarter of 2008 due to the net operating losses experienced and the challenging economic environment. The Company deferred the February 15, 2011 and May 15, 2011 regular quarterly cash dividend and has determined that it will defer the August 15, 2011 regular quarterly cash dividend on the preferred stock issued to the United States Treasury Department as part of the TARP Capital Purchase Program.

LIQUIDITY AND CAPITAL RESOURCES
For the six months ended June 30, 2011, the net cash provided by operating activities was $13.0 million. The Company collected $80.0 million from the maturities of securities, $1.5 million from sales of real estate, $6.6 million from principal repayments on securities, and $1.2 million from the redemption of FHLB stock. The Company purchased securities of $69.0 million, purchased FHLB stock of $17,000 and purchased premises and equipment of $115,000. Net loans receivable decreased $46.5 million due primarily to decreased commercial loan production. The Company had a net decrease in deposit balances of $36.2 million (primarily in brokered deposits) and paid out $88,000 in customer escrows. The Company also repaid $37.5 million of borrowings.
The Company has certificates of deposits with outstanding balances of $175.4 million that come due over the next 12 months, of which $48.0 million were obtained from brokers. Based upon past experience, management anticipates that the majority of the non-brokered deposits will renew for another term. The Company believes that the non-brokered deposits that do not renew will be replaced with deposits from other customers or brokers. FHLB advances, Federal Reserve borrowings or proceeds from the sale of securities could also be used to replace unanticipated outflows of non-brokered deposits.
The Company has deposits of $38.3 million in checking and money market accounts with customers that have individual balances greater than $5.0 million. These funds may be withdrawn at any time, however, management does not anticipate that these deposits will be withdrawn from the Bank over the next twelve months. If these deposits were to be withdrawn, they would be replaced with deposits from other customers or brokers, subject to regulatory approval. FHLB advances, Federal Reserve borrowings or proceeds from the sale of securities could also be used to replace unanticipated outflows of large checking and money market deposits.
The Company has $70.0 million of FHLB advances which mature beyond June 30, 2012 but have call features that can be exercised by the FHLB during the next 12 months. If the call features are exercised, the Company has the option of requesting any advance otherwise available to it pursuant to the Credit Policy of the FHLB. Under the Company Supervisory Agreement, the Company may not incur or issue any debt without prior notice to, and the consent of, its primary regulator (FRB). Because FHLB advances are debt of the Bank, they are not affected by the Company’s restriction on incurring debt.
At June 30, 2011, the Bank had the ability to draw additional borrowings from the FHLB of $64.2 million based upon the collateral pledged, subject to a requirement to purchase additional FHLB stock and the FHLB agreeing to lend. The Bank also has the ability to draw additional borrowings of $58.1 million from the Federal Reserve Bank, based upon the loans pledged with them.
The primary source of cash for HMN is dividends from the Bank and the Bank is restricted under the Bank Supervisory Agreement from paying dividends to the Company without obtaining prior regulatory approval. At June 30, 2011, HMN had $1.8 million in cash and other assets that could readily be turned into cash. The primary use of cash by HMN is the payment of expenses and dividends on the preferred stock issued to the United States Treasury Department as part of the TARP Capital Purchase Program. The amount of the dividend on the preferred stock accumulates at the rate of $325,000 per quarter through February 14, 2014 and $585,000 per quarter thereafter, if the shares of preferred stock are not redeemed. If the accumulated dividends on the preferred stock have not been paid for an aggregate of six quarterly dividend periods or more, whether or not consecutive, the number of directors of the Company automatically will be increased by two, and the holders of the preferred shares (currently the United States Treasury) will have the right to elect two directors to fill the newly created directorships. The Company deferred the February 15, 2011 and May 15, 2011 dividend payment and has determined that it will defer the August 15, 2011 payment.
The OTS (predecessor prior to July 21, 2011 to the Office of the Comptroller of the Currency (OCC), the Bank’s primary banking regulator, and to the Federal Reserve Board (FRB), the Company’s primary banking regulator) proposed to the Bank as its Individual Minimum Capital Requirement (IMCR) a tier 1 capital to adjusted total assets requirement of 8.5% commencing September 30, 2011, which is in excess of the Bank’s tier 1 capital to adjusted total assets ratio at June 30, 2011. An IMCR requires a bank to establish and maintain levels of capital greater than those required for banks generally to be classified as “well-capitalized.” The Bank has submitted proposed modifications to the proposed IMCR and had discussions with the OTS related to the timing for implementation of the proposed IMCR. However, at the time of filing of this Quarterly Report on Form 10-Q, no IMCR has been imposed on the Bank.

HMN also serves as a source of capital, liquidity and financial support to the Bank. Based on the operating performance of the Bank or other capital demands, including potentially the proposed IMCR, HMN may need to raise additional capital. If HMN raises capital through the issuance of additional shares of common stock or other equity securities, it would dilute the ownership interests of existing stockholders and, given our current common stock trading price, would be expected to dilute the per share book value of the Company’s common stock and could result in a change of control of the Company and the Bank. New investors may also have rights, preferences and privileges senior to the Company’s current stockholders, which may adversely impact the Company’s current stockholders. HMN’s ability to raise additional capital through the issuance of equity securities, if needed, will depend on conditions in the capital markets at that time, which are outside of its control, and on the Company’s financial performance. Accordingly, HMN may not be able to raise additional capital, if needed, on favorable economic terms, or other terms acceptable to it. HMN may also find it necessary to employ other alternatives to meet applicable capital requirements, including sales of assets or other forms of recapitalization, which may have the effect of reducing its base of earning assets, or diluting or changing the ownership and control of the Company and the Bank. If HMN cannot raise additional capital when needed or otherwise satisfactorily address its capital needs as they arise, the Company’s ability to maintain or expand its operations, its ability to meet any Company capital plan or Bank IMCR, operate without additional regulatory or other restrictions, and its operating results, could be materially adversely affected.
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
The Company utilizes a model that uses the discounted cash flows from its interest-earning assets and its interest-bearing liabilities to calculate the current market value of those assets and liabilities. The model also calculates the changes in market value of the interest-earning assets and interest-bearing liabilities due to different interest rate changes. The following table discloses the projected changes in market value to the Company’s interest-earning assets and interest-bearing liabilities based upon incremental 100 basis point changes in interest rates from interest rates in effect on June 30, 2011.

Other than trading portfolio
(Dollars in thousands)	Market Value
Basis point change in interest rates	-100	0	+100	+200

Total market risk sensitive assets	$795,488	784,887	772,983	758,596
Total market risk sensitive liabilities	743,960	733,395	721,342	709,056
Off-balance sheet financial instruments	(17)	0	113	205

Net market risk	$51,545	51,492	51,528	49,335

Percentage change from current market value	0.10%	0.00%	0.07%	(4.19)%

The preceding table was prepared utilizing the following assumptions (the Model Assumptions) regarding prepayment and decay ratios that were determined by management based upon their review of historical prepayment speeds and future prepayment projections. Fixed rate loans were assumed to prepay at annual rates from 6% to 71%, depending on the note rate and the period to maturity. Adjustable rate mortgages (ARMs) were assumed to prepay at annual rates of between 12% and 34%, depending on the note rate and the period to maturity. Growing equity mortgage loans were assumed to prepay at annual rates of between 8% and 45% depending on the note rate and the period to maturity. Mortgage-backed securities and collateralized mortgage obligations (CMOs) were projected to have prepayments based upon the underlying collateral securing the instrument and the related cash flow priority of the CMO tranche owned. Certificate accounts were assumed not to be withdrawn until maturity. Passbook accounts were assumed to decay at an annual rate of 21% and money market accounts were assumed to decay at an annual rate of 27%. Non-interest checking accounts were assumed to decay at an annual rate of 19% and NOW accounts were assumed to decay at an annual rate of 17%. Commercial NOW accounts and MMDA accounts were assumed to decay at annual rates of 17% and 27%, respectively. Commercial non-interest checking accounts were assumed to decay at an annual rate of 19%. FHLB advances were projected to be called at the first call date where the projected interest rate on similar remaining term advances exceeded the interest rate on the callable advance.
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
Asset/Liability Management
The Company’s management reviews the impact that changing interest rates will have on its net interest income projected for the twelve months following June 30, 2011 to determine if its current level of interest rate risk is acceptable. The following table projects the estimated annual impact on net interest income of immediate interest rate changes called rate shocks.

(Dollars in thousands)
Rate Shock in Basis	Projected Change in Net
Points	Interest Income	Percentage Change
+200	1,424	5.24%
+100	1,071	3.94%
0	0	0.00%
-100	(1,510)	(5.56)%
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
The Company entered into a written Supervisory Agreement with the OTS effective February 22, 2011. The Supervisory Agreement replaced the prior memorandum of understanding that the Company entered into with the OTS on December 9, 2009. The material requirements of the Company Supervisory Agreement are as follows:
•	Submission of a written plan by May 31, 2011 for enhancing the consolidated capital of the Company for the period ending December 31, 2012 and review of performance no less than quarterly along with reports to the FRB (as successor to the OTS’ role as regulator of the Company) within 45 days after the end of each calendar quarter. The plan submitted by the Company by May 31, 2011 focuses on improvement in capital levels primarily through improved earnings, reduction in non-performing assets and reduction in total assets.

•	The Company may not declare, make or pay any cash dividends or repurchase or redeem any of the Company’s equity stock without providing advance notice to the FRB and receiving written non-objection.

•	The Company may not incur, issue, renew, rollover or pay interest or principal on any debt or commit to do so nor may it increase any current lines of credit or guarantee the debt of any entity without prior written notice and written non-objection of the FRB.

•	Limits were placed on contractual arrangements related to compensation or benefits with any directors or officers and the Company is prevented from making any golden parachute payments to officers, directors or employees.
The Bank also entered into a written Supervisory Agreement with the OTS, effective February 22, 2011. The Bank Supervisory Agreement replaced the prior memorandum of understanding that the Bank entered into with the OTS on December 9, 2009. The material requirements of the Bank Supervisory Agreement are as follows:
•	Submission of a business plan by May 31, 2011, addressing strategies for supporting the Bank’s risk profile, improving earnings and profitability and stress testing. The Bank’s Board is to review performance no less than quarterly and report to the OCC (as successor to the OTS’ role as regulator of the Bank) within 45 days after the end of each calendar quarter. The plan submitted by the Company by May 31, 2011 focuses on improvement in capital levels primarily through improved earnings, reduction in non-performing assets and reduction in total assets.

•	Submission of a detailed written plan by March 31, 2011 to reduce the Bank’s problem assets. The plan submitted by the Bank by March 31, 2011 focuses on improvement in the level of problem assets as a result of continuing the actions taken in 2010 and early 2011 by the Board and management to improve credit quality and more effectively identify and manage problem loans in a proactive manner.

•	Development of individual written specific workout plans for certain large adversely classified loans or groups of loans and for foreclosed real estate owned by the Bank within 30 days of the Supervisory Agreement effective date. The plans developed by the Bank focus on improving the ultimate collection of these items by improving the Bank’s collateral position or by an orderly liquidation of the collateral securing the assets.

•	Beginning with the quarter ending June 30, 2011, the Bank is to submit quarterly asset reports to the OCC within 50 days of quarter end. The reports submitted by the Bank focus on status of workout plans, classified assets, actions taken to reduce problem assets and recommended revisions to the problem asset plan.

•	Development by April 30, 2011, of a loan modification policy. The policy developed by the Bank focuses on enhanced supporting documentation and procedures relating to all loan restructurings, including those not determined to be Troubled Debt Restructurings.

•	Revision of the Bank’s written credit concentration program and submission of the program by May 6, 2011 to the OTS. The plan addresses identifying, monitoring and controlling risk associated with concentrations of credit. The Bank has implemented the revisions and is monitoring the resulting information.

•	Improvement of the documentation relating to the allowance for loan and lease losses to ensure that it addressed OTS concerns. The documentation improvements related primarily to the inclusion of established specific reserves into the commercial loan migration charge-off analysis.

•	The Bank may not declare or pay any dividends or make any other capital distributions without providing advance request to the OCC and receiving written approval. The Supervisory Agreement also limits the Bank’s growth in total assets in excess of specified amounts without regulatory approval.

•	Limits are placed on contractual arrangements with third parties and contracts dealing with compensation or benefits with any directors or officers and the Bank is prevented from making any golden parachute payments to directors, officers and employees.
The Company and Bank timely submitted all plans and programs required by the Supervisory Agreements and the Company believes that it and the Bank are in compliance with all provisions of the Supervisory Agreements. The applicable regulator may comment on and require revision of any submitted plan, program or policy. Neither the Company nor the Bank have taken any actions, or sought approval for such actions, where prior regulatory approval is required by the Supervisory Agreements.
Violations of these Supervisory Agreements may lead to more rigorous enforcement action, which could include civil money penalties, a cease and desist order or removal actions against officers and directors.
The foregoing is merely a summary of the material terms of the Supervisory Agreements and reference is made to the full text of the Supervisory Agreements which are set forth as Exhibits 10.1 and 10.2 to the Company’s Current Report on Form 8-K dated February 10, 2011.
Dissolution of the OTS is not expected to have any material impact on the Supervisory Agreements as the Supervisory Agreements will now be enforced by the FRB in the case of the Company’s Supervisory Agreement and the OCC in the case of the Bank’s Supervisory Agreement.
Item 1A. Risk Factors
The Company and the Bank are subject to the restrictions and conditions of the Supervisory Agreements with the Office of the Comptroller of the Currency (OCC) and the Federal Reserve Board (FRB). Failure to comply with the Supervisory Agreements could result in enforcement actions against us, including the imposition of monetary penalties.
The Company and the Bank each entered into Supervisory Agreements effective February 22, 2011 with the Office of Thrift Supervision (OTS) (predecessor prior to July 21, 2011 to the OCC, the Bank’s primary banking regulator, and to the FRB, the Company’s primary banking regulator). The Supervisory Agreements supersede the memoranda of understanding between the Company and the Bank and the OTS dated December 9, 2009. In accordance with the Company’s Supervisory Agreement, we submitted a two year capital plan by May 31, 2011 to the OTS upon which the FRB may make comments, and to which the FRB may require revisions. We must operate within the parameters of the final capital plan and are required to monitor and submit periodic reports on our compliance with the plan. Also under the Company’s Supervisory Agreement, without the consent of the FRB, we may not incur or issue any debt, guarantee the debt of any entity, declare or pay any cash dividends or repurchase any of our capital stock, enter into any new contractual arrangement or renew or extend any existing arrangement relating to compensation or benefits with any director or executive officer, or make any golden parachute payments.

The Bank’s Supervisory Agreement with the OCC primarily relates to the Bank’s financial performance and credit quality issues. In accordance with the Bank’s Supervisory Agreement, the Bank submitted a two year business plan and the OCC may make comments upon, and require revisions to, such plan. The Bank must operate within the parameters of the final business plan and is required to monitor and submit periodic reports on its compliance with the plan. The Bank also submitted a problem asset reduction plan that the OCC may make comments upon, and require revisions to. The Bank must operate within the parameters of the final problem asset plan and is required to monitor and submit periodic reports on its compliance with the plan. The Bank also revised its loan modification policies and their programs for identifying, monitoring and controlling risk associated with concentrations of credit and improve its documentation of the allowance for loan and lease losses. In addition, without the consent of the OCC, the Bank may not declare or pay any cash dividends, materially increase the total assets of the Bank, enter into any new contractual arrangement or renew or extend any existing arrangement related to compensation or benefits with any directors or officer, make any golden parachute payments, or enter into any significant contracts with a third party service provider. If the Company or the Bank fails to comply with the terms of their respective agreements, the OCC or the FRB, as applicable, could take enforcement action against us, including the imposition of monetary penalties or the issuance of a cease and desist order requiring corrective action.
In addition, the OTS proposed to the Bank as its individual minimum capital requirements (IMCR) a Tier 1 capital to adjusted total assets requirement of 8.5% commencing September 30, 2011, which is in excess of the Bank’s Tier 1 capital to adjusted assets ratio at June 30, 2011 and in excess of the corresponding capital ratio forecast in our capital plan at the time we would be required to be in compliance with the proposed IMCR. An IMCR can require a bank to establish and maintain levels of capital greater than those generally required for a bank to be classified as well-capitalized. The Bank has submitted proposed modifications to the proposed IMCR and held discussions with the OTS related to the timing for implementation of the proposed IMCR. At the time of filing of this Quarterly Report on Form 10-Q, no IMCR has been imposed on the Bank. There can be no assurance as to the amount or timing of any final IMCR which may be imposed.
We may be required to raise additional capital in the future, but that capital may not be available when it is needed.
We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. Based on operating performance, regulatory requirements or other capital demands, we may at some point need to raise additional capital. Pursuant to the Company’s Supervisory Agreement, the Company submitted a capital plan prior to May 31, 2011 for approval by the OTS. The capital plan must include a proposed minimum tangible equity capital ratio commensurate with the Company’s consolidated risk profile and projections demonstrating the Company’s ability to attain and maintain such ratio. The OTS (predecessor prior to July 21, 2011 to the OCC, the Bank’s current primary federal banking regulator) proposed to the Bank as its individual minimum capital requirement (IMCR) a tier 1 capital to adjusted total assets requirement of 8.5% commencing September 30, 2011, which is in excess of the Bank’s tier 1 capital to adjusted total assets ratio at June 30, 2011 and in excess of the corresponding capital ratio forecast in our capital plan at the time we would be required to be in compliance with the proposed IMCR. An IMCR requires a bank to establish and maintain levels of capital greater than those required for a bank generally to be classified as “well-capitalized.” The Bank has submitted proposed modifications to the proposed IMCR and held discussions with the OTS related to the timing for implementation of the proposed IMCR. At the time of filing of this Quarterly Report on Form 10-Q, no IMCR has been imposed on the Bank.
Given the uncertainty surrounding the timing of the proposed IMCR and other factors, we cannot predict at this time what steps may be necessary, and whether they can be sufficient and timely, in order to address our consolidated and Bank capital requirements and comply with an IMCR. To date, we have reduced the asset size of the Bank in order to enhance its capital position. We are evaluating the feasibility of various other alternatives that may be necessary or advisable to address our capital needs and requirements.
If we find it necessary to raise capital through the issuance of additional shares of our common stock or other equity securities, it would dilute the ownership interests of existing stockholders and, given our current common stock trading price, would be expected to dilute the per share book value of our common stock, and could result in a change in control of the Company and the Bank. New investors may also have rights, preferences and privileges senior to our current stockholders which may adversely impact our current stockholders.

Our ability to raise additional capital through the issuance of equity securities, if needed, will depend on conditions in the capital markets at that time, which are outside of our control, and on our financial performance. Accordingly, we may not be able to raise additional capital, if needed, on favorable economic terms, or other terms acceptable to us. We may also find it necessary to employ other alternatives to meet applicable capital requirements, including sales of assets or other forms of recapitalization, which may have the effect of reducing our base of earning assets, or diluting or changing the ownership and control of the Company and the Bank. If we cannot raise additional capital when needed or otherwise satisfactorily address our capital needs as they arise, our ability to maintain or expand our operations, our ability to meet any Company capital plan or Bank IMCR, operate without additional regulatory or other restrictions, and our operating results, could be materially adversely affected.
We operate in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations, including recent changes under federal law.
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
On July 21, 2010, the President signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act is changing the current bank regulatory structure and affecting the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for months or years.
On July 21, 2011 (the “Transition Date”), Title III of the Dodd-Frank Act transferred to the Federal Reserve Board (“FRB”) the supervisory functions of the Office of Thrift Supervision (“OTS”) related to savings and loan holding companies, like the Company, and their nondepository subsidiaries.
The Dodd-Frank Act provides that all orders, resolutions, determinations, agreements, and regulations, interpretive rules, other interpretations, guidelines, and other advisory materials issued, made, prescribed, or allowed to become effective by the OTS on or before the transfer date with respect to savings and loan holding companies and their non-depository subsidiaries will remain in effect and shall be enforceable until modified, terminated, set aside, or superseded in accordance with applicable law by the FRB, by any court of competent jurisdiction, or by operation of law. Accordingly, the Supervisory Agreement entered into by the Company with the OTS will be enforced by the FRB.
In the near future, the FRB is expected to issue a final rule to effectuate the transition of OTS regulations to the FRB. The FRB has stated the rule will include technical, nomenclature, and other changes to certain OTS regulations to accommodate the transfer of supervisory authority from the OTS to the FRB and address modifications made by the Dodd-Frank Act. In the future, the FRB is also expected to propose substantive modifications to rules impacting savings and loan holding companies in order to address other modifications made by the Dodd-Frank Act (examples include adoption of rules to implement the “source of strength” requirement and changes regarding holding company minimum capital levels, which have future required implementation dates). The extent and timing of any substantive changes may have an impact on the Company’s capital requirements and liquidity but the effects are difficult to predict at this time.
As part of its new supervisory function for savings and loan holding companies, the FRB will begin direct oversight of the Company. The FRB has announced that it will assess the condition, performance and activities of savings and loan holding companies in a manner that is consistent with its established risk-based approach regarding bank holding company supervision to ensure that savings and loan holding companies are effectively supervised and can serve as a source of strength for, and do not threaten the soundness of, subsidiary depository institutions.

On the Transition Date, the Dodd-Frank Act transferred to the Office of the Comptroller of the Currency (“OCC”) the supervisory functions of the Bank’s former regulator, the OTS. The Dodd-Frank Act provides that all orders, resolutions, determinations, agreements, and regulations, interpretive rules, other interpretations, guidelines, and other advisory materials issued, made, prescribed, or allowed to become effective by the OTS on or before the transfer date with respect to savings associations will remain in effect and shall be enforceable until modified, terminated, set aside, or superseded in accordance with applicable law by the OCC, by any court of competent jurisdiction, or by operation of law. Accordingly, the Supervisory Agreement entered into by the Bank with the OTS will now be enforced by the OCC.
We do not expect that the transition of supervisory functions to the OCC and FRB to materially impact the Company, its shareholders or the Bank, but it is possible due to the change in regulators that the Company and Bank may experience qualitatively different and potentially more rigorous supervision and oversight of their activities.
Also effective on the Transition Date, a provision of the Dodd-Frank Act that eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on the Company’s interest expense.
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
Further, our regulators have significant discretion and authority to prevent or remedy unsafe or unsound practices or violations of laws by financial institutions and holding companies in the performance of their supervisory and enforcement duties. Examples include limits on payment of dividends by banks and regulations governing compensation. Regulation of dividends would limit the liquidity of the Company and limits on compensation may adversely affect our ability to attract and retain employees. See the other risk factors included in this Item 1.A. of this Quarterly Report on Form 10-Q beginning on page 38 for a discussion of risks related to the Company’s and the Bank’s Supervisory Agreements to which we have become subject and for a discussion regarding a proposed IMCR.
See Part I, Item 1.A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for additional risk factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.

Item 3. Defaults Upon Senior Securities.
The Company deferred its February 15, 2011 and May 15, 2011 regular quarterly cash dividend payments on its Fixed Rate Cumulative Perpetual Preferred Stock, Series A issued to the United States Treasury Department as part of the TARP Capital Purchase Program. The Company has also determined that it will defer its August 15, 2011 dividend payment and following that deferral, the Company will have an aggregate arrearage of $975,000 with respect to the preferred stock.
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

HMN FINANCIAL, INC. Registrant
Date: August 4, 2011	By:	/s/ Bradley Krehbiel
Bradley Krehbiel, President
(Principal Executive Officer)

Date: August 4, 2011	By:	/s/ Jon Eberle
Jon Eberle,
Chief Financial Officer (Principal Financial Officer)

HMN FINANCIAL, INC.
INDEX TO EXHIBITS
FOR FORM 10-Q

		Reference	Sequential
		to Prior	Page Numbering
		Filing or	Where Attached
		Exhibit	Exhibits Are
Regulation S-K		Number	Located in This
Exhibit Number	Document Attached Hereto	Form 10-Q	Report
3.1	Certificate of Incorporation, as amended	*1	N/A

3.2	HMN Financial, Inc. Bylaws (as of March 22, 2011)	*2	N/A

4	Form of Common Stock Certificate	*3	N/A

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	31.1	Filed electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	31.2	Filed electronically

32	Section 1350 Certification of CEO and CFO	32	Filed Electronically

101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended June 30, 2011, filed with the SEC on August 4, 2011, formatted in Extensible Business Reporting Language (XBRL); (i) the Consolidated Balance Sheet at June 30, 2011 and December 31, 2010, (ii) the Consolidated Statement of Loss for the Three Months and Six Months Ended June 30, 2011 and 2010, (iii) the Consolidated Statement of Stockholders’ Equity and Comprehensive Loss for the Six Month Period Ended June 30, 2011, (iv) the Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010, and (v) Notes to Consolidated Financial Statements	101	Filed Electronically

*1	Incorporated by reference to Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1998 (File No. 0-24100).

*2	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed March 25, 2011 (File 0-24100).

*3	Incorporated by reference to the same numbered exhibit to the Company’s Registration Statement on Form S-1 dated April 1, 1994 (File No. 33-77212).