Form 10-Q
period 2011-09-30
HMN FINANCIAL INC
filed 2011-11-08
CIK 921183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES	EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) FOR THE
SECURITIES	EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at October 14, 2011
Common stock, $0.01 par value	4,387,951

HMN FINANCIAL, INC.

Part I—FINANCIAL INFORMATION

Item 1: Financial Statements

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30, 2011	December 31, 2010
(dollars in thousands)	(unaudited)
Assets
Cash and cash equivalents	$38,311	20,981
Securities available for sale:
Mortgage-backed and related securities (amortized cost $22,426 and $32,036)	23,681	33,506
Other marketable securities (amortized cost $120,616 and $118,631)	120,452	118,058

	144,133	151,564

Loans held for sale	4,031	2,728
Loans receivable, net	590,176	664,241
Accrued interest receivable	2,576	3,311
Real estate, net	21,144	16,382
Federal Home Loan Bank stock, at cost	4,222	6,743
Mortgage servicing rights, net	1,447	1,586
Premises and equipment, net	8,255	9,450
Prepaid expenses and other assets	2,577	3,632
Deferred tax asset, net	0	0
Assets held for sale	1,512	0

Total assets	$818,384	880,618

Liabilities and Stockholders’ Equity
Deposits	$630,606	683,230
Deposits held for sale	45,838	0
Federal Home Loan Bank advances	70,000	122,500
Accrued interest payable	715	1,092
Customer escrows	1,450	818
Accrued expenses and other liabilities	4,606	3,431

Total liabilities	753,215	811,071

Commitments and contingencies
Stockholders’ equity:
Serial preferred stock: ($.01 par value) authorized 500,000 shares; issued shares 26,000	24,648	24,264
Common stock ($.01 par value): authorized 11,000,000; issued shares 9,128,662	91	91
Additional paid-in capital	53,535	56,420
Retained earnings, subject to certain restrictions	50,934	55,838
Accumulated other comprehensive income	735	541
Unearned employee stock ownership plan shares	(3,239)	(3,384)
Treasury stock, at cost 4,740,711 and 4,818,263 shares	(61,535)	(64,223)

Total stockholders’ equity	65,169	69,547

Total liabilities and stockholders’ equity	$818,384	880,618

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Loss

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2011	2010	2011	2010
Interest income:
Loans receivable	$8,967	11,023	28,171	34,243
Securities available for sale:
Mortgage-backed and related	259	430	873	1,444
Other marketable	308	473	1,132	1,636
Cash equivalents	4	2	7	4
Other	34	35	148	109

Total interest income	9,572	11,963	30,331	37,436

Interest expense:
Deposits	1,623	2,668	5,369	9,127
Federal Home Loan Bank advances	865	1,521	3,434	4,585

Total interest expense	2,488	4,189	8,803	13,712

Net interest income	7,084	7,774	21,528	23,724
Provision for loan losses	4,260	11,946	9,669	22,839

Net interest income (loss) after provision for loan losses	2,824	(4,172)	11,859	885

Non-interest income:
Fees and service charges	978	972	2,827	2,734
Mortgage servicing fees	247	264	747	806
Gain on sales of loans	188	551	984	1,332
Other	106	105	336	375

Total non-interest income	1,519	1,892	4,894	5,247

Non-interest expense:
Compensation and benefits	3,276	3,356	10,348	10,216
Loss (gain) on real estate owned	111	384	301	(344)
Occupancy	930	1,055	2,786	3,121
Deposit insurance	190	458	1,001	1,494
Data processing	326	292	884	866
Other	1,565	1,445	5,362	3,984

Total non-interest expense	6,398	6,990	20,682	19,337

Loss before income tax expense	(2,055)	(9,270)	(3,929)	(13,205)
Income tax expense	0	97	0	5,841

Net loss	$(2,055)	(9,367)	(3,929)	(19,046)
Preferred stock dividends and discount	456	447	1,362	1,335

Net loss available to common shareholders	(2,511)	(9,814)	(5,291)	(20,381)

Basic loss per common share	$(0.65)	(2.60)	(1.38)	(5.43)

Diluted loss per common share	$(0.65)	(2.60)	(1.38)	(5.43)

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity and Comprehensive Loss

For the Nine-Month Period Ended September 30, 2011

(unaudited)

(Dollars in thousands)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned Employee Stock Ownership Plan Shares	Treasury Stock	Total Stock- Holders’ Equity
Balance, December 31, 2010	$24,264	91	56,420	55,838	541	(3,384)	(64,223)	69,547
Net loss				(3,929)				(3,929)
Other comprehensive income, net of tax:
Net unrealized gains on securities available for sale					194			194

Total comprehensive loss								(3,735)
Preferred stock discount amortization	384		(384)					0
Stock compensation tax benefits			22					22
Unearned compensation restricted stock awards			(2,700)				2,700	0
Restricted stock awards forfeited			12				(12)	0
Amortization of restricted stock awards			225					225
Preferred stock dividends accrued				(975)				(975)
Earned employee stock ownership plan shares			(60)			145		85

Balance, September 30, 2011	$24,648	91	53,535	50,934	735	(3,239)	(61,535)	65,169

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2011	2010
Cash flows from operating activities:
Net loss	$(3,929)	(19,046)
Adjustments to reconcile net loss to cash provided by operating activities:
Provision for loan losses	9,669	22,839
Depreciation	955	1,255
Amortization of premiums, net	236	460
Amortization of deferred loan fees	(412)	(256)
Amortization of mortgage servicing rights, net	357	338
Capitalized mortgage servicing rights	(218)	(540)
Deferred income tax	0	11,721
Loss (gain) on sales of real estate	301	(344)
Gain on sales of loans	(984)	(1,332)
Proceeds from sale of loans held for sale	34,813	64,585
Disbursements on loans held for sale	(30,667)	(60,653)
Amortization of restricted stock awards	225	280
Amortization of unearned ESOP shares	145	145
Earned employee stock ownership shares priced below original cost	(60)	(33)
Stock option compensation	22	47
Decrease in accrued interest receivable	735	217
Decrease in accrued interest payable	(377)	(1,070)
Decrease in other assets	1,017	2,727
Increase in other liabilities	137	472
Other, net	243	18

Net cash provided by operating activities	12,208	21,830

Cash flows from investing activities:
Principal collected on securities available for sale	9,623	14,527
Proceeds collected on maturities of securities available for sale	132,000	100,000
Purchases of securities available for sale	(134,051)	(103,190)
Purchase of Federal Home Loan Bank Stock	(17)	(1,736)
Redemption of Federal Home Loan Bank Stock	2,538	1,216
Proceeds from sales of real estate	3,378	13,792
Net decrease in loans receivable (including loans classified as other assets held for sale)	50,671	58,067
Purchases of premises and equipment	(183)	(222)

Net cash provided by investing activities	63,959	82,454

Cash flows from financing activities:
Decrease in deposits (including deposits held for sale)	(6,969)	(110,353)
Dividends paid to preferred stockholders	0	(975)
Proceeds from borrowings	10,000	38,500
Repayment of borrowings	(62,500)	(37,000)
Increase in customer escrows	632	43

Net cash used by financing activities	(58,837)	(109,785)

Increase (decrease) in cash and cash equivalents	17,330	(5,501)
Cash and cash equivalents, beginning of period	20,981	16,418

Cash and cash equivalents, end of period	$38,311	10,917

Supplemental cash flow disclosures:
Cash paid for interest	$9,181	14,781
Cash paid for income taxes	0	39
Supplemental noncash flow disclosures:
Transfer of loans to real estate	8,682	15,751
Loans transferred to loans held for sale	4,366	2,977
Assets transferred to assets held for sale	1,512	0
Deposits transferred to deposits held for sale	45,838	0

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

September 30, 2011 and 2010

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

(2) Basis of Preparation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of loss, consolidated statement of stockholders’ equity and comprehensive loss and consolidated statements of cash flows in conformity with U.S. generally accepted accounting principles. However, all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The consolidated statement of loss for the nine-month period ended September 30, 2011 is not necessarily indicative of the results which may be expected for the entire year.

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

In January 2011, the FASB issued ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. The amendment temporarily delayed the effective date of the disclosures about troubled debt restructurings in ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses for public entities.

In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310), A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This ASU provides guidance on evaluating whether a restructuring constitutes a troubled debt restructuring. It indicates that if a creditor separately concludes that a restructuring constitutes a concession and that the debtor is experiencing financial difficulties that the restructuring is a troubled debt restructuring. It also clarifies guidance on a creditor’s evaluation of the above two items. For public entities, such as HMN, the amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. In addition, this ASU requires that the disclosures about troubled debt restructurings that were delayed by ASU 2011-01 in January 2011 be disclosed for interim and annual periods beginning on or after June 15, 2011. The implementation of the guidance in this ASU and the related disclosures are included in Note 9 of this quarterly report.

In April 2011, the FASB issued ASU 2011-03, Transfers and Servicing (Topic 860), Reconsideration of Effective Control for Repurchase Agreements. Topic 860, Transfers and Servicing, which prescribes when an entity may or may not recognize a sale upon the transfer of financial assets subject to repurchase agreements. That determination is based, in part, on whether the entity has maintained effective control over the transferred assets. The amendments in this ASU removed from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. Other criteria applicable to the assessment of effective control are not changed by the amendments in this ASU. This ASU is effective for the first interim or annual period beginning on or after December 15, 2011 and should be applied prospectively to transactions or modification of existing transactions that occur on or after the effective date. The adoption of this ASU in the first quarter of 2012 is not anticipated to have a material impact on the Company’s consolidated financial statements.

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

In September 2011, the FASB issued ASU 2011-09, Compensation – Retirement Benefits – Multiemployer Plans (Subtopic 715-80). The amendments in this ASU require additional disclosures about an employer’s participation in a multiemployer plan. For public entities, such as HMN, this ASU is effective for annual periods for fiscal years ending after December 15, 2011. The adoption of this ASU in the fourth quarter of 2011 is not anticipated to have a material impact on the Company’s consolidated financial statements other than the presentation of additional disclosures relating to the one multiemployer retirement plan that is sponsored by the Financial Institutions Retirement Fund (FIRF) that the Company participates in.

(4) Derivative Instruments and Hedging Activities

The Company has commitments outstanding to extend credit to future borrowers that have not closed prior to the end of the quarter. The Company intends to sell these commitments, which are referred to as its mortgage pipeline. As commitments to originate loans enter the mortgage pipeline, the Company generally enters into commitments to sell the mortgage pipeline into the secondary market on a firm commitment or best efforts basis. The commitments to originate, purchase or sell loans on a firm commitment basis are derivatives. As a result of marking to market the mortgage pipeline and the related firm commitments to sell for the period ended September 30, 2010, the Company recorded an increase in other assets of $20,000, an increase in other liabilities of $13,000 and a gain included in the gains on sales of loans of $7,000.

The current commitments to sell loans held for sale are derivatives that do not qualify for hedge accounting. As a result, these derivatives are marked to market and the related loans held for sale are recorded at the lower of cost or market. The Company recorded a decrease in other assets of $56,000, an increase in the mark-to-market adjustment for loans held for sale of $56,000, an increase in other liabilities of $50,000, and a loss included in the gain on sales of loans of $50,000.

(5) Fair Value Measurements

ASC 820, Fair Value Measurements establishes a framework for measuring the fair value of assets and liabilities using a hierarchy system consisting of three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

Level 1—Valuation is based upon quoted prices for identical instruments traded in active markets that the Company has the ability to access.

Level 2—Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which significant assumptions are observable in the market.

Level 3 – Valuation is generated from model-based techniques that use significant assumptions not observable in the market and are used only to the extent that observable inputs are not available. These unobservable assumptions reflect our own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

The following table summarizes the assets and liabilities of the Company for which fair values are determined on a recurring basis as of September 30, 2011 and December 31, 2010.

	Carrying value at September 30, 2011
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale	$144,133	903	143,230	0
Mortgage loan commitments	20	0	20	0

Total	$144,153	903	143,250	0

	Carrying value at December 31, 2010
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale	$151,564	1,740	149,824	0
Mortgage loan commitments	(1)	0	(1)	0

Total	$151,563	1,740	149,823	0

There were no transfers between Levels 1, 2, or 3 during the three or nine month periods ended September 30, 2011.

The Company may also be required, from time to time, to measure certain other financial assets and liabilities at fair value on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from the application of the lower-of-cost-or-market accounting or write-downs of individual assets or liabilities . For assets and liabilities measured at fair value on a nonrecurring basis in the third quarter of 2011 that were still held at September 30, 2011, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets and liabilities or portfolios at September 30, 2011 and December 31, 2010.

	Carrying value at September 30, 2011
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Three months ended September 30, 2011 Total gains (losses)	Nine months ended September 30, 2011 Total gains (losses)
Loans held for sale	$4,031	0	4,031	0	53	106
Mortgage servicing rights	1,447	0	1,447	0	0	0
Loans (1)	52,053	0	52,053	0	360	(4,970)
Real estate, net (2)	21,144	0	21,144	0	(162)	(258)
Assets held for sale	1,512	0	1,512	0	0	0
Deposits held for sale	45,838	0	45,838	0	0	0

Total	$126,025	0	126,025	0	251	(5,122)

	Carrying value at December 31, 2010
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Year ended December 31, 2010 Total losses
Loans held for sale	$2,728	0	2,728	0	(6)
Mortgage servicing rights	1,586	0	1,586	0	0
Loans (1)	43,039	0	43,039	0	(18,855)
Real estate, net (2)	16,382	0	16,382	0	(1,782)

Total	$63,735	0	63,735	0	(20,643)

(1)	Represents the carrying value and related specific reserves on loans for which adjustments are based on the appraised value of the collateral. The carrying value of loans fully charged-off is zero.
(2)	Represents the fair value and related losses of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

(6) Fair Value of Financial Instruments

Generally accepted accounting principles require interim reporting period disclosure about the fair value of financial instruments, including assets, liabilities and off-balance sheet items for which it is practicable to estimate fair value. The fair value estimates are made based upon relevant market information, if available, and upon the characteristics of the financial instruments themselves. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based upon judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. The estimated fair value of the Company’s financial instruments as of September 30, 2011 and December 31, 2010 are shown below.

	September 30,			December 31,
	2011			2010
(Dollars in thousands)	Carrying amount	Estimated fair value	Contract amount	Carrying amount	Estimated fair value	Contract amount
Financial assets:
Cash and cash equivalents	$38,311	38,311		20,981	20,981
Securities available for sale	144,133	144,133		151,564	151,564
Loans held for sale	4,031	4,031		2,728	2,728
Loans receivable, net	590,176	598,965		664,241	655,508
Federal Home Loan Bank stock	4,222	4,222		6,743	6,743
Accrued interest receivable	2,576	2,576		3,311	3,311
Assets held for sale	1,512	1,512		0	0
Financial liabilities:
Deposits	630,606	630,606		683,230	683,230
Deposits held for sale	45,838	45,838		0	0
Federal Home Loan Bank advances	70,000	75,171		122,500	129,893
Accrued interest payable	715	715		1,092	1,092
Off-balance sheet financial instruments:
Commitments to extend credit	20	20	83,514	56	56	92,313
Commitments to sell loans	64	64	7,868	(1)	(1)	3,413

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

	For the three months ended September 30,
	2011			2010
(Dollars in thousands)	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Securities available for sale:
Net unrealized losses arising during the period	$(130)	0	(130)	(243)	(97)	(146)

Other comprehensive loss	$(130)	0	(130)	(243)	(97)	(146)

	For the nine months ended September 30,
	2011			2010
(Dollars in thousands)	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Securities available for sale:
Net unrealized gains (losses) arising during the period	$194	0	194	(331)	(131)	(200)

Other comprehensive income (loss)	$194	0	194	(331)	(131)	(200)

(8) Securities Available For Sale

The following table shows the gross unrealized losses and fair value for the securities available for sale portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2011 and December 31, 2010.

	September 30, 2011
	Less than twelve months			Twelve months or more			Total
(Dollars in thousands)	# of Investments	Fair Value	Unrealized Losses	# of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Other marketable securities:
Corporate preferred stock	0	$0	0	1	$175	(525)	$175	(525)

Total temporarily impaired Securities	0	$0	0	1	$175	(525)	$175	(525)

	December 31, 2010
	Less than twelve months			Twelve months or more			Total
(Dollars in thousands)	# of Investments	Fair Value	Unrealized Losses	# of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Other marketable securities:
U.S. Government agency obligations	10	$47,610	(266)	0	$0	0	$47,610	(266)
Corporate preferred stock	0	0	0	1	175	(525)	175	(525)

Total temporarily impaired securities	10	$47,610	(266)	1	$175	(525)	$47,785	(791)

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

The unrealized losses reported for corporate preferred stock at September 30, 2011 related to a single trust preferred security that was issued by the holding company of a small community bank. Typical of most trust preferred issuances, the issuer has the ability to defer interest payments for up to five years with interest payable on the deferred balance. In October 2009, the issuer elected to defer its scheduled interest payments as allowed by the terms of the security agreement. The issuer’s subsidiary bank has incurred operating losses due to increased provisions for loan losses but still meets the regulatory requirements to be considered “adequately capitalized” based on its most recent regulatory filing. Based on information furnished by the issuer, a branch was sold in the third quarter of 2011 which improved its capital position and the bank is now “well capitalized”. In addition, the owners of the issuing bank appear to have the ability to make additional capital contributions, if needed, to enhance the bank’s capital position. Based on a review of the issuer, it was determined that the trust preferred security was not other-than-temporarily impaired at September 30, 2011. The Company does not intend to sell the preferred stock and has the intent and ability to hold it for a period of time sufficient to recover the temporary loss. Management believes that the Company will receive all principal and interest payments contractually due on the security and that the decrease in the market value is primarily due to a lack of liquidity in the market for trust preferred securities and the deferral of interest by the issuer. Management will continue to monitor the credit risk of the issuer and may be required to recognize other-than-temporary impairment charges on this security in future periods.

A summary of securities available for sale at September 30, 2011 and December 31, 2010 is as follows:

(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
September 30, 2011:
Mortgage-backed securities:
FHLMC	$12,724	642	0	13,366
FNMA	8,814	598	0	9,412
Collateralized mortgage obligations:
FHLMC	544	8	0	552
FNMA	344	7	0	351

	22,426	1,255	0	23,681

Other marketable securities:
U.S. Government agency obligations	119,916	361	0	120,277
Corporate preferred stock	700	0	(525)	175

	120,616	361	(525)	120,452

	$143,042	1,616	(525)	144,133

(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
December 31, 2010:
Mortgage-backed securities:
FHLMC	$17,555	719	0	18,274
FNMA	12,800	692	0	13,492
Collateralized mortgage obligations:
FHLMC	1,299	44	0	1,343
FNMA	382	15	0	397

	32,036	1,470	0	33,506

Other marketable securities:
U.S. Government agency obligations	117,931	218	(266)	117,883
Corporate preferred stock	700	0	(525)	175

	118,631	218	(791)	118,058

	$150,667	1,688	(791)	151,564

The following table indicates amortized cost and estimated fair value of securities available for sale at September 30, 2011 based upon contractual maturity adjusted for scheduled repayments of principal and projected prepayments of principal based upon current economic conditions and interest rates.

(Dollars in thousands)	Amortized Cost	Fair Value
Due less than one year	$120,440	121,267
Due after one year through five years	21,095	21,840
Due after five years through ten years	807	851
Due after ten years	700	175

Total	$143,042	144,133

The allocation of mortgage-backed securities and collateralized mortgage obligations in the table above is based upon the anticipated future cash flow of the securities using estimated mortgage prepayment speeds.

(9) Allowance for Loan Losses and Credit Quality Information

The allowance for loan losses is summarized as follows:

(Dollars in thousands)	1-4 Family	Commercial Real Estate	Consumer	Commercial Business	Total
For the three months ended September 30, 2011:
Balance, June 30, 2011	$3,437	15,367	1,154	7,806	27,764
Provision for losses	878	2,893	85	404	4,260
Charge-offs	(32)	(4,094)	(143)	(2,167)	(6,436)
Recoveries	0	10	6	86	102

Balance, September 30, 2011	$4,283	14,176	1,102	6,129	25,690

For the nine months ended September 30, 2011:
Balance, December 31, 2010	$2,145	24,590	924	15,169	42,828
Provision for losses	2,588	5,807	392	882	9,669
Charge-offs	(450)	(16,303)	(230)	(10,724)	(27,707)
Recoveries	0	82	16	802	900

Balance, September 30, 2011	$4,283	14,176	1,102	6,129	25,690

Allocated to:
Specific reserves	$993	13,263	76	10,702	25,034
General reserves	1,152	11,327	848	4,467	17,794

Balance, December 31, 2010	$2,145	24,590	924	15,169	42,828

Allocated to:
Specific reserves	$1,344	4,767	257	3,416	9,784
General reserves	2,939	9,409	845	2,713	15,906

Balance, September 30, 2011	$4,283	14,176	1,102	6,129	25,690

Loans receivable at December 31, 2010:
Individually reviewed for impairment	$6,729	45,077	299	26,855	78,960
Collectively reviewed for impairment	121,806	311,314	70,304	126,184	629,608

Ending balance	$128,535	356,391	70,603	153,039	708,568

Loans receivable at September 30, 2011:
Individually reviewed for impairment	$5,378	33,196	633	12,846	52,053
Collectively reviewed for impairment	117,059	273,914	64,603	109,057	564,633

Ending balance	$122,437	307,110	65,236	121,903	616,686

The following table summarizes the amount of classified and unclassified loans at September 30, 2011 and December 31, 2010:

	September 30, 2011
	Classified					Unclassified
(Dollars in thousands)	Special Mention	Substandard	Doubtful	Loss	Total	Total	Total Loans
1-4 family	$11,229	9,816	1,087	0	22,132	100,305	122,437
Commercial real estate:
Residential developments	12,443	37,709	0	0	50,152	13,068	63,220
Alternative fuels	0	2,266	0	0	2,266	22,543	24,809
Other	8,360	8,083	0	0	16,443	202,638	219,081

Consumer	0	329	199	105	633	64,603	65,236
Commercial business:
Construction/development	2,383	1,060	0	0	3,443	2,105	5,548
Banking	0	675	1,149	0	1,824	5,433	7,257
Other	2,550	10,826	0	0	13,376	95,722	109,098

	$36,965	70,764	2,435	105	110,269	506,417	616,686

	December 31, 2010
	Classified					Unclassified
(Dollars in thousands)	Special Mention	Substandard	Doubtful	Loss	Total	Total	Total Loans
1-4 family	$7,395	8,228	0	0	15,623	112,912	128,535
Commercial real estate:
Residential developments	8,373	34,515	0	0	42,888	44,218	87,106
Alternative fuels	0	11,069	0	0	11,069	20,054	31,123
Other	6,268	6,614	0	0	12,882	225,280	238,162

Consumer	0	248	31	27	306	70,297	70,603
Commercial business:
Construction/development	1,776	4,907	0	0	6,683	5,117	11,800
Banking	0	4,975	3,248	0	8,223	5,830	14,053
Other	4,712	15,689	67	0	20,468	106,718	127,186

	$28,524	86,245	3,346	27	118,142	590,426	708,568

Classified loans represent non-performing loans and loans that are generally inadequately protected by the current net worth and paying capacity of the obligor, or by the collateral pledged, if any. Assets so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

The aging of past due loans at September 30, 2011 and December 31, 2010 is summarized as follows:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
September 30, 2011
1-4 family	$2,296	1,042	1,527	4,865	117,572	122,437	0
Commercial real estate:
Residential developments	7,309	2,033	7,033	16,375	46,845	63,220	0
Alternative fuels	0	0	2,266	2,266	22,543	24,809	0
Other	79	4,533	982	5,594	213,487	219,081	823

Consumer	642	129	417	1,188	64,048	65,236	0
Commercial business:
Construction/development	250	0	0	250	5,298	5,548	0
Banking	0	0	1,824	1,824	5,433	7,257	0
Other	250	230	4,738	5,218	103,880	109,098	0

	$10,826	7,967	18,787	37,580	579,106	616,686	823

December 31, 2010
1-4 family	$2,313	695	3,500	6,508	122,027	128,535	178
Commercial real estate:
Residential developments	444	3,899	15,523	19,866	67,240	87,106	0
Alternative fuels	0	0	4,994	4,994	26,129	31,123	0
Other	75	264	3,914	4,253	233,909	238,162	0
Consumer	446	163	207	816	69,787	70,603	0
Commercial business:
Construction/development	0	0	4,809	4,809	6,991	11,800	0
Banking	0	0	8,223	8,223	5,830	14,053	0
Other	311	45	7,876	8,232	118,954	127,186	576

	$3,589	5,066	49,046	57,701	650,867	708,568	754

Impaired loans include loans that are non-performing (non-accruing) and loans that have been modified in a troubled debt restructuring. The following table summarizes impaired loans and related allowances as of September 30, 2011 and December 31, 2010:

	September 30, 2011			December 31, 2010
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans with no related allowance recorded:
1-4 family	$1,762	1,762	0	932	932	0
Commercial real estate:
Residential developments	8,413	9,855	0	6,486	6,486	0
Alternative fuels	2,266	4,994	0	0	0	0
Other	694	694	0	119	119	0
Consumer	223	223	0	104	104	0
Commercial business:
Construction/development	341	1,459	0	99	99	0
Banking	1,149	3,248	0	0	0	0
Other	2,089	2,636	0	397	397	0

Loans with an allowance recorded:
1-4 family	3,617	3,617	1,344	5,797	5,797	994
Commercial real estate:
Residential developments	14,884	14,884	3,236	27,147	27,147	9,673
Alternative fuels	0	0	0	4,994	4,994	2,441
Other	6,938	8,893	1,531	6,331	7,287	1,148
Consumer	410	410	257	195	195	76
Commercial business:
Construction/development	720	867	235	4,809	4,809	2,668
Banking	675	4,975	500	8,223	8,223	4,985
Other	7,872	8,424	2,681	13,327	13,878	3,049

Total:
1-4 family	5,379	5,379	1,344	6,729	6,729	994
Commercial real estate:
Residential developments	23,297	24,739	3,236	33,633	33,633	9,673
Alternative fuels	2,266	4,994	0	4,994	4,994	2,441
Other	7,632	9,587	1,531	6,450	7,406	1,148
Consumer	633	633	257	299	299	76
Commercial business:
Construction/development	1,061	2,326	235	4,908	4,908	2,668
Banking	1,824	8,223	500	8,223	8,223	4,985
Other	9,961	11,060	2,681	13,724	14,275	3,049
	$52,053	66,941	9,784	78,960	80,467	25,034

The following table summarizes average recorded investment and interest income recognized on loans with no related allowance and those with an allowance recorded for the three and nine months ended September 30, 2011.

	For the three months ended September 30, 2011		For the nine months ended September 30, 2011
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance recorded:
1-4 family	1,549	6	1,351	42
Commercial real estate:
Residential developments	7,065	0	6,624	125
Alternative fuels	2,266	0	1,133	0
Other	676	12	531	25
Consumer	224	2	148	2
Commercial business:
Construction/development	343	0	283	0
Banking	1,562	0	781	0
Other	1,377	1	949	1

Loans with an allowance recorded:
1-4 family	3,467	22	4,368	90
Commercial real estate:
Residential developments	16,820	45	18,421	264
Alternative fuels	0	0	2,497	0
Other	6,902	12	6,520	28
Consumer	425	4	325	20
Commercial business:
Construction/development	1,711	0	3,053	0
Banking	338	0	4,280	0
Other	9,654	26	10,983	90

Total:
1-4 family	5,016	28	5,719	132
Commercial real estate:
Residential developments	23,885	45	25,045	389
Alternative fuels	2,266	0	3,630	0
Other	7,578	24	7,051	53
Consumer	649	6	473	22
Commercial business:
Construction/development	2,054	0	3,336	0
Banking	1,900	0	5,061	0
Other	11,031	27	11,932	91

	$54,379	130	62,247	687

At September 30, 2011 and December 31, 2010, non-accruing loans totaled $38.9 million and $68.1 million, respectively, for which the related allowance for loan losses was $7.8 million and $25.0 million, respectively. The decrease in the related allowances is due primarily because of the charge off of previously established reserves. All of the interest income that was recognized for non-accruing loans was recognized using the cash basis method of income recognition. Non-accruing loans for which no specific allowance has been recorded, because management determined that the value of the collateral was sufficient to repay the loan, totaled $15.4 million and $8.1 million, respectively. Non-accrual loans also include certain loans that have had terms modified in a troubled debt restructuring.

The non-accrual loans at September 30, 2011 and December 31, 2010 are summarized as follows:

(Dollars in thousands)	September 30, 2011	December 31, 2010
1-4 family	$2,930	$4,844
Commercial real estate:
Residential developments	15,545	25,980
Alternative fuels	2,266	4,994
Other	6,581	5,763
Consumer	459	224
Commercial business:
Construction/development	1,061	4,907
Banking	1,824	8,223
Other	8,192	13,139

	$38,858	$68,074

Included in loans above are certain loans that have been modified in order to maximize collection of loan balances. If the Company, for legal or economic reasons related to the borrowers’ financial difficulties, grants a concession compared to the original terms and conditions of the loan, the modified loan is considered a troubled debt restructuring (TDR).

During the third quarter of 2011, the Company adopted Accounting Standards Update (ASU) 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring (Topic 310), which modified guidance for identifying restructurings of receivables that constitute a TDR. At September 30, 2011 and December 31, 2010, there were loans included in loans receivable, net, with terms that had been modified in a troubled debt restructuring totaling $36.1 million and $19.3 million, respectively. Of the $36.1 million at September 30, 2011 and the $19.3 million at December 31, 2010, $22.9 million and $8.4 million were non-accrual, and $13.2 million and $10.9 million were accruing, respectively.

The following table summarizes troubled debt restructurings at September 30, 2011 and December 31, 2010:

(Dollars in thousands)	September 30, 2011	December 31, 2010
Commercial real estate	$22,530	14,871
Commercial business	9,599	1,756
1-4 family	3,765	2,589
Consumer	217	75

	$36,111	19,291

There were no material commitments to lend additional funds to customers whose loans were restructured or classified as nonaccrual at September 30, 2011 or December 31, 2010.

TDR concessions can include reduction of interest rates, extension of maturity dates, forgiveness of principal and’ or interest due, or acceptance of real estate or other assets in full or partial satisfaction of the debt. Loan modifications are not reported as TDR’s after 12 months if the loan was modified at a market rate of interest for comparable risk loans, and the loan is performing in accordance with the terms of the restructured agreement for the entire 12 month period. All loans classified as TDR’s are considered to be impaired.

When a loan is modified as a TDR, there may be a direct, material impact on the loans within the balance sheet, as principal balances may be partially forgiven. The financial effects of TDR’s are presented in the following table and represent the difference between the outstanding recorded balance pre-modification and post-modification, for the three and nine month periods ending September 30, 2011.

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
(Dollars in thousands)	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment
Troubled debt restructurings:
1-4 family	5	$1,234	1,234	13	$2,783	2,783
Commercial real estate:
Residential developments	2	2,349	2,349	9	7,790	7,790
Alternative fuels	0	0	0	0	0	0
Other	0	0	0	8	7,394	6,394
Consumer	3	57	24	11	261	228
Commercial business:
Construction/development	0	0	0	3	2,360	1,095
Banking	0	0	0	0	0	0
Other	5	7,047	5,905	20	9,641	8,299

Total	5	$10,687	9,512	64	$30,229	26,589

Loans that were restructured within the 12 months preceding September 30, 2011 and defaulted during the three and nine months ended September 30, 2011 are presented in the table below.

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
(Dollars in thousands)	Number of Contracts	Outstanding Recorded Investment	Number of Contracts	Outstanding Recorded Investment
Troubled debt restructurings that
subsequently defaulted:
1-4 family	1	$250	1	$250
Commercial real estate:
Residential developments	5	4,501	5	4,501
Alternative fuels	0	0	0	0
Other	3	4,464	3	4,464
Consumer	0	0	0	0
Commercial business:
Construction/development	0	0	0	0
Banking	0	0	0	0
Other	1	447	3	506

Total	10	$9,662	12	$9,721

The Company considers a loan to have defaulted when it becomes 90 or more days past due under the modified terms, when it is placed in non-accrual status, when it becomes other real estate owned, or when it becomes non-compliant with some other material requirement of the modification agreement.

Loans that were non-accrual prior to modification remain non-accrual for at least six months following modification. Non-accrual TDR loans that have performed according to the modified terms for six months may be returned to accruing status. Loans that were accruing prior to modification remain on accrual status after the modification as long as the loan continues to perform under the new terms.

TDR’s are reviewed for impairment following the same methodology as other impaired loans. For loans that are collateral dependent, the value of the collateral is reviewed and additional reserves may be added as needed. Loans that are not collateral dependent may have additional reserves established if deemed necessary. The allowance for loan losses on TDR’s was $6.3 million, or 24.5%, of the total $25.7 million in loan loss reserves at September 30, 2011 and $1.9 million, or 4.4%, of the total $42.8 million in loan loss reserves at December 31, 2010.

(10) Investment in Mortgage Servicing Rights

A summary of mortgage servicing activity is as follows:

(Dollars in thousands)	Nine Months ended September 30, 2011	Twelve Months ended December 31, 2010	Nine Months ended September 30, 2010
Mortgage servicing rights:
Balance, beginning of period	$1,586	1,315	1,315
Originations	218	753	540
Amortization	(357)	(482)	(338)

Balance, end of period	$1,447	1,586	1,517

Fair value of mortgage servicing rights	$1,860	2,263	1,905

All of the loans being serviced are single family loans serviced for the Federal National Mortgage Association (FNMA) under the mortgage-backed security program or the individual loan sale program. The following is a summary of the risk characteristics of the loans being serviced at September 30, 2011.

(Dollars in thousands)	Loan Principal Balance	Weighted Average Interest Rate	Weighted Average Remaining Term	Number of Loans
Original term 30 year fixed rate	$212,279	5.18%	298	1,841
Original term 15 year fixed rate	94,099	4.59%	123	1,408
Adjustable rate	609	3.25%	287	9

The gross carrying amount of mortgage servicing rights and the associated accumulated amortization at September 30, 2011 is presented in the table below. Amortization expense for mortgage servicing rights was $357,000 and $338,000 respectively, for the nine-month periods ended September 30, 2011 and 2010.

(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Unamortized Mortgage Servicing Rights
Mortgage servicing rights	$3,959	(2,512)	1,447

Total	$3,959	(2,512)	1,447

The following table indicates the estimated future amortization expense for mortgage servicing rights:

(Dollars in thousands)	Mortgage Servicing Rights
Year ended December 31,
2011	$88,367
2012	329,437
2013	310,663
2014	282,943
2015	238,759

Projections of amortization are based on existing asset balances and the existing interest rate environment as of September 30, 2011. The Company’s actual experiences may be significantly different depending upon changes in mortgage interest rates and other market conditions.

(11) Loss per Common Share

The following table reconciles the weighted average shares outstanding and the loss available to common shareholders used for basic and diluted loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2011	2010	2011	2010
Weighted average number of common shares outstanding used in basic loss per common share calculation	3,865	3,776	3,841	3,757
Net dilutive effect of:
Restricted stock awards	0	0	0	0

Weighted average number of shares outstanding adjusted for effect of dilutive securities	3,865	3,776	3,841	3,757

Loss available to common shareholders	$(2,511)	(9,814)	(5,291)	(20,381)
Basic loss per common share	$(0.65)	(2.60)	(1.38)	(5.43)
Diluted loss per common share	$(0.65)	(2.60)	(1.38)	(5.43)

At September 30, 2011 and September 30, 2010, there were 121,531 and 172,857 common share equivalents outstanding, respectively, that are not included in the calculation of diluted earnings per share as they are anti-dilutive because the Company had a net loss for the period.

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

Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Tier I or Core capital and Risk-based capital (as defined in the regulations) to total assets (as defined). Management believes, as of September 30, 2011, that the Bank meets all capital adequacy requirements to which it is subject.

Management believes that based upon the Bank’s capital calculations at September 30, 2011 and other conditions consistent with the Prompt Corrective Actions Provisions regulations, the Bank would be categorized as well capitalized.

On September 30, 2011, the Bank’s tangible assets and adjusted total assets were $816.9 million and its risk-weighted assets were $614.2 million. The following table presents the Bank’s capital amounts and ratios at September 30, 2011 for actual capital, required capital and excess capital, including ratios in order to qualify as being well capitalized under the Prompt Corrective Actions Provisions.

	Actual		Required to be Adequately Capitalized		Excess Capital		To Be Well Capitalized Under Prompt Corrective Actions Provisions
(Dollars in thousands) September 30, 2011	Amount	Percent of Assets(1)	Amount	Percent of Assets (1)	Amount	Percent of Assets(1)	Amount	Percent of Assets(1)
Bank stockholder’s equity	$65,070

Less: Net unrealized gains on certain securities available for sale	(1,404)

	63,666

Tier I or core capital
Tier I capital to adjusted total assets		7.79%	$32,677	4.00%	$30,989	3.79%	$40,847	5.00%
Tier I capital to risk-weighted assets		10.37%	$24,569	4.00%	$39,097	6.37%	$36,853	6.00%

Plus: Allowable allowance for loan losses	7,678

Risk-based capital	$71,344		$49,138		$22,206		$61,422

Risk-based capital to risk-weighted assets		11.62%		8.00%		3.62%		10.00%

(1)	Based upon the Bank’s adjusted total assets for the purpose of the tangible and core capital ratios and risk-weighted assets for the purpose of the risk-based capital ratio.

	Actual		Required to be Adequately Capitalized		Excess Capital		To Be Well Capitalized Under Prompt Corrective Actions Provisions
(Dollars in thousands) December 31, 2010	Amount	Percent of Assets(1)	Amount	Percent of Assets (1)	Amount	Percent of Assets(1)	Amount	Percent of Assets(1)
Bank stockholder’s equity	$68,034

Less: Net unrealized gains on certain securities Available for sale	(1,210)

	66,824

Tier I or core capital
Tier I capital to adjusted total assets		7.60%	$35,181	4.00%	$31,643	3.60%	$43,977	5.00%
Tier I capital to risk-weighted assets		9.72%	$27,507	4.00%	$39,317	5.72%	$41,261	6.00%

Plus: Allowable allowance for loan losses	8,596

Risk-based capital	$75,420		$55,014		$20,406		$68,768

Risk-based capital to risk-weighted assets		10.97%		8.00%		2.97%		10.00%

(1)	Based upon the Bank’s adjusted total assets for the purpose of the tangible and core capital ratios and risk-weighted assets for the purpose of the risk-based capital ratio.

The Bank entered into a written Supervisory Agreement with its primary federal banking regulator, the Office of Thrift Supervision (OTS), effective February 22, 2011 that primarily relates to the Bank’s financial performance and credit quality issues. This agreement replaced the prior memorandum of understanding that the Bank entered into with the OTS on December 9, 2009. In accordance with the Supervisory Agreement, the Bank submitted a two year business plan that the OCC (as successor to the OTS) has accepted with the expectation that the Bank will be in adherence with the OCC’s Notification of Establishment of Higher Minimum Capital Ratios, dated August 8, 2011, which requires a minimum core capital ratio of 8.5% by December 31, 2011. The Bank must operate within the parameters of the final business plan and is required to monitor and submit periodic reports on its compliance with the plan. The Bank also submitted a problem asset reduction plan that the OCC has accepted. The Bank must operate within the parameters of the final problem asset plan and is required to monitor and submit periodic reports on its compliance with the plan. The Bank has also revised its loan modification policies and its program for identifying, monitoring and controlling risk associated with concentrations of credit, and improved the documentation relating to the allowance for loan and lease losses as required by the agreement. In addition, without the consent of the OCC, the Bank may not declare or pay any cash dividends, materially increase the total assets of the Bank, enter into any new contractual arrangement or renew or extend any existing arrangement related to compensation or benefits with any directors or officer, make any golden parachute payments, or enter into any significant contracts with a third party service provider.

The Company also entered into a written Supervisory Agreement with the OTS effective February 22, 2011. This agreement replaced the prior memorandum of understanding that the Company entered into with the OTS on December 9, 2009. In accordance with the Supervisory Agreement, the Company submitted a capital plan to the OTS through December 31, 2012 that the Federal Reserve Board (as successor to the OTS) may make comments upon, and to which it may require revisions. The Company must operate within the parameters of the final capital plan and is required to monitor and submit periodic reports on its compliance with the plan. In addition, without the consent of the Federal Reserve, the Company may not incur or issue any debt, guarantee the debt of any entity, declare or pay any cash dividends or repurchase any of the Company’s capital stock, enter into any new contractual arrangement or renew or extend any existing arrangement related to compensation or benefits with any directors or officer, or make any golden parachute payments.

The OCC has established an individual minimum capital requirement (IMCR) for the Bank. An IMCR requires a bank to establish and maintain levels of capital greater than those generally required for a bank to be classified as “well-capitalized.” Effective December 31, 2011, the Bank will be required to establish, and subsequently maintain, core capital at least equal to 8.5% of adjusted total assets, which is in excess of the Bank’s 7.79% core capital to adjusted total assets ratio at September 30, 2011 and in excess of the corresponding capital ratio in the Bank’s current forecast. In order to improve its capital ratios, the Bank is, among other things, working to improve its financial results and reduce non-performing assets, decreasing the asset size of the Bank and evaluating the disposition of non-strategic assets. These actions may result in changes in the Bank’s assets, liabilities and earnings, some of which may be material, during the period in which the action is taken or is consummated or over a longer period of time. If the Bank fails to comply with the terms of the IMCR, it could be subject to further limits on growth and may be deemed to be operating in an unsafe and unsound condition, subjecting it to such legal actions or sanctions as the OCC considers appropriate.

References to the OTS shall mean, with respect to the Company, beginning July 21, 2011, the Federal Reserve Board (FRB) and mean, with respect to the Bank, beginning July 21, 2011, the Office of the Comptroller of the Currency (OCC). On July 21, 2011, the OTS was integrated into the OCC and the primary banking regulator for the Company became the FRB. It is not anticipated that the change in primary regulators as a result of the OTS being abolished will have any significant impact on the Company, the Bank, or our shareholders.

(13) Other Assets and Deposits Held for Sale

The Bank entered into a definitive purchase and assumption agreement on November 7, 2011 with Pinnacle Bank (Pinnacle) of Marshalltown, Iowa which provides for the sale to Pinnacle of substantially all of the assets associated with the Toledo, Iowa branch (the Branch) of the Bank and the assumption by Pinnacle of all deposit liabilities of the Branch. The Bank will continue to own and operate its other Iowa and Minnesota branches. The transaction is subject to regulatory approval and scheduling of the required Branch data processing conversion. Subject to the foregoing and other customary terms and conditions, the transaction is anticipated to be consummated in the first quarter of 2012. The Bank anticipates that the transaction will be funded with available assets, the sale will result in a one time gain on sale in the first quarter of 2012, and the sale will result in a decrease in the Bank’s overall asset of approximately $43 million.

(14) Commitments and Contingencies

The Bank issued standby letters of credit which guarantee the performance of customers to third parties. The standby letters of credit issued and available at September 30, 2011 were approximately $2.3 million, expire over the next two years, and are collateralized primarily with commercial business assets. Since the conditions under which the Bank is required to fund the standby letters of credit may not materialize, the cash requirements are expected to be less than the total outstanding commitments.

(15) Business Segments

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

(Dollars in thousands)	Home Federal Savings Bank	Other	Eliminations	Consolidated Total
At or for the nine months ended September 30, 2011:
Interest income—external customers	$30,331	0	0	30,331
Non-interest income—external customers	4,901	0	0	4,901
Loss on limited partnerships	(7)	0	0	(7)
Intersegment interest income	0	3	(3)	0
Intersegment non-interest income	140	(3,164)	3,024	0
Interest expense	8,806	0	(3)	8,803
Amortization of mortgage servicing rights, net	357	0	0	357
Other non-interest expense	19,689	775	(139)	20,325
Income tax expense	0	0	0	0
Net loss	(3,158)	(3,935)	3,164	(3,929)
Total assets	818,315	66,706	(66,637)	818,384

At or for the nine months ended September 30, 2010:
Interest income—external customers	$37,436	0	0	37,436
Non-interest income—external customers	5,270	0	0	5,270
Loss on limited partnerships	(23)	0	0	(23)
Intersegment interest income	0	3	(3)	0
Intersegment non-interest income	131	(18,258)	18,127	0
Interest expense	13,715	0	(3)	13,712
Amortization of mortgage servicing rights, net	338	0	0	338
Other non-interest expense	18,503	627	(131)	18,999
Income tax expense	5,669	172	0	5,841
Net loss	(18,251)	(19,053)	18,258	(19,046)
Total assets	907,103	80,692	(80,394)	907,401

At or for the quarter ended September 30, 2011:
Interest income—external customers	$9,572	0	0	9,572
Non-interest income—external customers	1,521	0	0	1,521
Loss on limited partnerships	(2)	0	0	(2)
Intersegment interest income	0	1	(1)	0
Intersegment non-interest income	53	488	(541)	0
Interest expense	2,489	0	(1)	2,488
Amortization of mortgage servicing rights, net	143	0	0	143
Other non-interest expense	6,121	186	(52)	6,255
Income tax expense	0	0	0	0
Net loss	(1,870)	(2,057)	1,872	(2,055)
Total assets	818,315	66,706	(66,637)	818,384

At or for the quarter ended September 30, 2010:
Interest income—external customers	$11,963	0	0	11,963
Non-interest income—external customers	1,900	0	0	1,900
Loss on limited partnerships	(8)	0	0	(8)
Intersegment interest income	0	1	(1)	0
Intersegment non-interest income	44	(9,147)	9,103	0
Interest expense	4,190	0	(1)	4,189
Amortization of mortgage servicing rights, net	119	0	0	119
Other non-interest expense	6,691	224	(44)	6,871
Income tax expense	96	1	0	97
Net loss	(9,144)	(9,370)	9,147	(9,367)
Total assets	907,103	80,692	(80,394)	907,401

Item 2:

HMN FINANCIAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Information

This Quarterly Report and other reports filed by the Company with the Securities and Exchange Commission may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are often identified by such forward-looking terminology as “expect,” “intent,” “look,” “believe,” “anticipate,” “estimate,” “project,” “seek,” “may,” “will,” “would,” “could,” “should,” “trend,” “target,” and “goal” or similar statements or variations of such terms and include, but are not limited to, those relating to the adequacy and amount of available liquidity and capital resources to the Bank, the Company’s liquidity and capital requirements, changes in the size of the Bank’s loan portfolio, the recovery of the valuation allowance on deferred tax assets, the amount and mix of the Bank’s non-performing assets and the appropriateness of the allowance therefore, future losses on non-performing assets, the amount of interest-earning assets, the amount and mix of brokered and other deposits (including the Company’s ability to renew brokered deposits), the availability of alternate funding sources, the payment of dividends, the future outlook for the Company, the amount of deposits that will be withdrawn from checking and money market accounts and how the withdrawn deposits will be replaced, the projected changes in net interest income based on rate shocks, the range that interest rates may fluctuate over the next twelve months, the net market risk of interest rate shocks, the future outlook for the issuer trust preferred securities held by the Bank, our expectations for core capital at December 31, 2011, expectations relating to the change in Company and Bank primary banking regulators from the OTS to the OCC and FRB, the Bank’s compliance with regulatory standards generally (including the Bank’s status as “well-capitalized”), and supervisory agreements, individual minimum capital requirements or other supervisory directives or requirements to which the Company or the Bank are or may become expressly subject, specifically, the anticipated timing of consummation of the Branch transaction and the anticipated gain on sale and decrease in assets therefrom. A number of factors could cause actual results to differ materially from the Company’s assumptions and expectations. These include but are not limited to the adequacy and marketability of real estate securing loans to borrowers, possible legislative and regulatory changes, including changes in the degree and manner of regulatory supervision, the ability of the Company and the Bank to establish and adhere to plans and policies relating to, among other things, capital, business, non-performing assets, loan modifications, documentation of loan loss allowance and concentrations of credit that are satisfactory to the OCC and FRB, as applicable, in accordance with the terms of the Company and Bank supervisory agreements and to otherwise manage the operations of the Company and the Bank to ensure compliance with other requirements set forth in the supervisory agreements; the ability of the Company and the Bank to obtain required consents from the OCC and FRB, as applicable, under the supervisory agreements or other directives; the ability of the Bank to comply with any individual minimum capital requirement, adverse economic, business and competitive developments such as shrinking interest margins; reduced collateral values; deposit outflows; reduced demand for financial services and loan products; changes in accounting policies and guidelines, or monetary and fiscal policies of the federal government or tax laws; international economic developments, changes in credit or other risks posed by the Company’s loan and investment portfolios; technological, computer-related or operational difficulties; adverse changes in securities markets; results of litigation; collateral advance rates and policies of the FHLB; costs associated with alternate funding sources; satisfactory completion of the approval process to be undertaken by Pinnacle Bank in connection with the Branch sale with the Iowa Division of Banking and the Federal Deposit Insurance Corporation, the timing of Branch data conversion by a third party provider, the failure of either the Bank or Pinnacle Bank to fulfill the terms and conditions of the Branch sale agreement required to be satisfied prior to closing and changes in assets and liabilities at the Branch prior to closing; or other significant uncertainties. Additional factors that may cause actual results to differ from the Company’s assumptions and expectations include those set forth in the Company’s most recent filings on Form 10-K and Quarterly Reports on Form 10-Q with the Securities and Exchange Commission. All forward-looking statements are qualified by, and should be considered in conjunction with, such cautionary statements. For additional discussion of the risks and uncertainties applicable to the Company, see the “Risk Factors” sections of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and Part II, Item 1A of this Quarterly Report on Form 10-Q. We undertake no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q.

General

The earnings of the Company are primarily dependent on the Bank’s net interest income, which is the difference between interest earned on loans and investments, and the interest paid on interest-bearing liabilities such as deposits, Federal Home Loan Bank (FHLB) advances and Federal Reserve Bank (FRB) borrowings. The difference between the average rate of interest earned on assets and the average rate paid on liabilities is the “interest rate spread”. Net interest income is produced when interest-earning assets equal or exceed interest-

bearing liabilities and there is a positive interest rate spread. Net interest income and net interest rate spread are affected by changes in interest rates, the volume and mix of interest-earning assets and interest-bearing liabilities and the level of non-performing assets. The Company’s net income is also affected by the generation of non-interest income, which consists primarily of gains or losses from the sale of securities, gains from the sale of loans, fees for servicing mortgage loans, and the generation of fees and service charges on deposit accounts. The Bank incurs expenses in addition to interest expense in the form of salaries and benefits, occupancy expenses, provisions for loan losses and amortization of mortgage servicing assets. For several years prior to the onset of the recent recession, the Company had increased the emphasis on commercial and commercial real estate loans, which has increased the credit risk inherent in the loan portfolio. While the Company did not originate or hold subprime mortgages in its loan portfolio, purchase investments backed by subprime mortgages, or incur any write downs directly related to subprime mortgages, subprime credit issues indirectly impacted the Company by making it more difficult for some borrowers with marginal credit to qualify for a mortgage because most of the non-traditional mortgage products were eliminated by the banks and mortgage companies that were previously offering them. This decrease in available credit reduced the demand for single family homes as there were fewer qualified buyers in the marketplace. For qualified buyers, the demand for new homes and building lots has been limited, in part, because of the abundance of foreclosed homes that are for sale. The decrease in demand for housing and building lots affected our level of loan charge offs and the risk ratings on many of our residential development loans. Consequently, our provision for loan losses significantly increased relative to periods before the current economic slowdown. The increase in the provision was due primarily to commercial loan charge offs and risk rating downgrades caused by continued weak demand for housing and building and general economic weakness in our markets. In addition, our losses on loans and other real estate owned increased due to the declining value of the real estate.

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

The Company maintains significant net deferred tax assets for deductible temporary differences, the largest of which relates to the allowance for loan and real estate losses and net operating loss carry forwards. For income tax purposes, only net charge-offs and certain specific reserves are deductible, not the entire provision for loan losses. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that the deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon management’s judgment and evaluation of both positive and negative evidence, including the forecasts of future income, tax planning strategies and assessments of the current and future economic and business conditions. The Company considers both positive and negative evidence regarding the ultimate ability to realize deferred tax assets. Positive evidence includes the ability to implement tax planning strategies to accelerate taxable income recognition and the probability that taxable income will be generated in future periods. Negative evidence includes the Company’s cumulative loss in the prior three year period, current financial performance, and the general business and economic trends. At September 30, 2011, the Company recorded a valuation allowance against the entire deferred tax asset balance. This determination was based primarily upon the existence of a three year cumulative loss position that is primarily attributable to significant provisions for loan losses incurred during the last three years. The creation of the valuation allowance, although it increased tax expense and similarly reduced tangible book value, does not have an effect on the Company’s cash flows, and may be recoverable in subsequent periods if the Company were to realize certain sustained future taxable income. It is possible that future conditions may differ substantially from those anticipated in determining the need for a valuation allowance on deferred tax assets and adjustments may be required in the future.

Determining the ultimate settlement of any tax position requires significant estimates and judgments in arriving at the amount of tax benefits to be recognized in the financial statements. It is possible that the tax benefits realized upon the ultimate resolution of a tax position may result in tax benefits that are significantly different from those estimated.

RESULTS OF OPERATIONS FOR THIRD QUARTER ENDED SEPTEMBER 30, 2011 COMPARED TO THIRD QUARTER ENDED SEPTEMBER 30, 2010

Net Loss

The net loss was $2.1 million for the third quarter of 2011, an improvement of $7.3 million compared to a net loss of $9.4 million for the third quarter of 2010. Net loss available to common shareholders was $2.5 million for the third quarter of 2011, an improvement of $7.3 million, or 74.4%, from the net loss available to common shareholders of $9.8 million for the third quarter of 2010. Diluted loss per common share for the third quarter of 2011 was $0.65, a decreased loss of $1.95, or 75.0%, from the diluted loss per common share of $2.60 for the third quarter of 2010. The decreased loss for the third quarter of 2011 is due primarily to a $7.6 million decrease in the provision for loan losses between the periods. The provision for loan losses decreased primarily because fewer loan loss reserves on commercial real estate loans were needed due to the stabilization of values of non-performing real estate in the third quarter of 2011 when compared to the third quarter of 2010. The provision also decreased because of the $117 million decrease in the loan portfolio between the periods.

The net loss was $3.9 million for the nine-month period ended September 30, 2011, an improvement of $15.1 million, from the $19.0 million loss for the nine-month period ended September 30, 2010. The net loss available to common shareholders was $5.3 million for the nine-month period ended September 30, 2011, an improvement of $15.1 million, from the net loss available to common shareholders of $20.4 million for the same period of 2010. Diluted loss per common share for the nine month period in 2011 was $1.38, an improvement of $4.05, from the diluted loss per common share of $5.43 for the same period in 2010. The decreased loss for the first nine months of 2011 is due primarily to a $13.2 million decrease in the provision for loan losses between the periods and also because of a $5.8 million decrease in the provision for income taxes between the periods due to a deferred tax asset valuation reserve that was established during the second quarter of 2010. The provision decreased primarily because fewer loan loss reserves on commercial real estate loans were needed due to the stabilization of values of non-performing real estate in the first nine months of 2011 when compared to the same nine-month period of 2010. The provision also decreased because of the $117 million decrease in the loan portfolio between the periods. These decreases in expense were partially offset by a $2.2 million decrease in net interest income due primarily to the decrease in interest-earning assets between the periods and a $1.4 million increase in other expenses and losses related to other real estate owned.

Net Interest Income

Net interest income was $7.1 million for the third quarter of 2011, a decrease of $0.7 million, or 8.9%, compared to $7.8 million for the third quarter of 2010. Interest income was $9.6 million for the third quarter of 2011, a decrease of $2.4 million, or 20.0%, from $12.0 million for the same period in 2010. Interest income decreased between the periods primarily because of a $156 million decrease in the average interest-earning assets and also because of a decrease in the average yields between the periods. Average interest earning assets decreased between the periods primarily because of a decrease in the commercial loan portfolio, which occurred because of declining loan demand and the Company’s focus on improving credit quality, managing net interest margin and improving capital ratios. The average yield earned on interest-earning assets was 5.01% for the third quarter of 2011, a decrease of 18 basis points from the 5.19% average yield for the third quarter of 2010. The decrease in yield is the result of the lower interest rate environment that existed during the third quarter of 2011.

Interest expense was $2.5 million for the third quarter of 2011, a decrease of $1.7 million, or 40.6%, compared to $4.2 million for the third quarter of 2010. Interest expense decreased primarily because of the $133 million decrease in the average interest-bearing liabilities between the periods. The decrease in the average interest-bearing liabilities is primarily the result of a decrease in outstanding borrowings and brokered deposits between the periods. The decrease in borrowings and brokered deposits between the periods was the result of using the proceeds from loan principal payments to fund maturing borrowings and brokered deposits. Interest expense also decreased because of the lower rates paid on retail money market accounts and certificates of deposits. The decreased rates were the result of the lower interest rate environment that existed during the third quarter of 2011. The average interest rate paid on interest-bearing liabilities was 1.36% for the third quarter of 2011, a decrease of 57 basis points from the 1.93% average interest rate paid in the third quarter of 2010.

Net interest margin (net interest income divided by average interest earning assets) for the third quarter of 2011 was 3.71%, an increase of 34 basis points, compared to 3.37% for the third quarter of 2010. Net interest margin improved between the periods primarily because the rate paid on interest-bearing liabilities decreased more than the yield on interest earning assets. The decrease in the rates paid on interest-bearing liabilities is primarily the result of a change in the mix of deposits as lower rate deposits were held during the first nine months of 2011 when compared to the same period in 2010. The change in the liability mix is primarily the result of a decrease in brokered deposits and advances which is anticipated to continue.

Net interest income was $21.5 million for the first nine months of 2011, a decrease of $2.2 million, or 9.3%, from $23.7 million for the same period in 2010. Interest income was $30.3 million for the nine-month period ended September 30, 2011, a decrease of $7.1 million, or 19.0%, from $37.4 million for the same period in 2010. Interest income decreased between the periods primarily because of a $149 million decrease in the average interest-earning assets and also because of a decrease in the average yields between the periods. Average interest earning assets decreased between the periods primarily because of a decrease in the commercial loan portfolio, which occurred because of declining loan demand and the Company’s focus on improving credit quality, managing net interest margin and improving capital ratios. The average yield earned on interest-earning assets was 5.08% for the nine-month period of 2011, a decrease of 20 basis points from the 5.28% average yield for the nine-month period of 2010. The decrease in yield is the result of the lower interest rate environment that existed during the first nine months of 2011.

Interest expense was $8.8 million for the nine-month period ended September 30, 2011, a decrease of $4.9 million, or 35.8%, from $13.7 million for the same period in 2010. Interest expense decreased primarily because of a $129 million decrease in the average interest-bearing liabilities between the periods. The decrease in average interest-bearing liabilities is primarily the result of a decrease in the average outstanding brokered deposits between the periods. The average interest rate paid on interest-bearing liabilities was 1.54% for the nine-month period of 2011, a decrease of 51 basis points from the 2.05% average rate paid for the same nine-month period of 2010.

Net interest margin (net interest income divided by average interest earning assets) was 3.60% for the nine-month period of 2011, an increase of 25 basis points from the 3.35% margin for the same nine-month period of 2010. Net interest margin improved between the periods primarily because the rate paid on interest-bearing liabilities decreased more than the yield on interest earning assets. The decrease in rates paid on interest-bearing liabilities is primarily the result of a change in the mix of deposits as lower rate deposits were held during the first nine months of 2011 when compared to the same period in 2010. The change in the liability mix is primarily the result of a decrease in brokered deposits and advances which is anticipated to continue.

A summary of the Company’s net interest margin for the three and nine-month periods ended September 30, 2011 and September 30, 2010 is as follows:

	For the three month period ended
	September 30, 2011			September 30, 2010
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
Interest-earning assets:
Securities available for sale	$121,286	567	1.85%	$151,537	902	2.36%
Loans held for sale	1,498	16	4.24	2,753	29	4.18
Mortgage loans, net	120,026	1,589	5.25	135,600	1,952	5.71
Commercial loans, net	411,982	6,388	6.15	522,986	7,927	6.01
Consumer loans, net	65,594	975	5.90	73,209	1,115	6.04
Cash equivalents	33,738	4	0.05	21,393	2	0.04
Federal Home Loan Bank stock	4,486	33	2.96	7,239	36	1.97

Total interest-earning assets	758,610	9,572	5.01	914,717	11,963	5.19

Interest-bearing liabilities:
NOW accounts	69,981	12	0.07	93,733	31	0.13
Savings accounts	38,205	15	0.16	33,062	12	0.14
Money market accounts	123,267	184	0.59	134,739	328	0.97
Certificates	251,799	941	1.48	242,548	1,378	2.25
Brokered deposits	75,421	471	2.48	135,034	920	2.70
Advances and other borrowings	70,978	865	4.84	132,446	1,520	4.55

Total interest-bearing liabilities	629,651			771,562
Non-interest checking	96,614			87,480
Other non-interest bearing deposits	1,148			1,409

Total interest-bearing liabilities and non-interest bearing deposits	$727,413	2,488	1.36	$860,451	4,189	1.93

Net interest income		$7,084			$7,774

Net interest rate spread			3.65%			3.26%

Net interest margin			3.71%			3.37%

	For the nine month period ended
	September 30, 2011			September 30, 2010
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
Interest-earning assets:
Securities available for sale	$141,500	2,005	1.89%	$159,031	3,080	2.59%
Loans held for sale	1,574	52	4.40	2,498	86	4.60
Mortgage loans, net	123,931	5,044	5.44	139,432	5,998	5.75
Commercial loans, net	429,312	20,076	6.25	542,451	24,368	6.01
Consumer loans, net	66,984	2,999	5.99	77,079	3,791	6.58
Cash equivalents	29,835	7	0.03	19,747	4	0.03
Federal Home Loan Bank stock	5,776	148	3.43	7,317	109	1.99

Total interest-earning assets	798,912	30,331	5.08	947,555	37,436	5.28

Interest-bearing liabilities:
NOW accounts	73,062	46	0.08	98,402	83	0.11
Savings accounts	36,791	41	0.15	32,638	33	0.14
Money market accounts	117,004	601	0.69	138,303	1,091	1.05
Certificates	253,054	2,982	1.58	242,777	4,293	2.36
Brokered deposits	90,424	1,699	2.51	165,607	3,627	2.93
Advances and other borrowings	100,222	3,434	4.58	133,511	4,585	4.59

Total interest-bearing liabilities	670,557			811,238
Non-interest checking	95,106			82,881
Other non-interest bearing deposits	1,096			1,578

Total interest-bearing liabilities and non-interest bearing deposits	$766,759	8,803	1.54	$895,697	13,712	2.05

Net interest income		$21,528			$23,724

Net interest rate spread			3.54%			3.24%

Net interest margin			3.60%			3.35%

Provision for Loan Losses

The provision for loan losses was $4.3 million for the third quarter of 2011, a decrease of $7.6 million, compared to $11.9 million for the third quarter of 2010. The provision decreased primarily because fewer loan loss reserves on commercial real estate loans were needed due to the stabilization of values of non-performing real estate in the third quarter of 2011 when compared to the third quarter of 2010. The provision also decreased because of the $117 million decrease in the loan portfolio between the periods.

The provision for loan losses was $9.7 million for the first nine months of 2011, a decrease of $13.2 million, from $22.8 million for the same nine-month period in 2010. The provision decreased primarily because fewer loan loss reserves on commercial real estate loans were needed due to the stabilization of values of non-performing real estate in the first nine months of 2011 when compared to the same nine-month period of 2010. The provision also decreased because of the $117 million decrease in the loan portfolio between the periods.

A reconciliation of the Company’s allowance for loan losses for the three and nine month periods ended September 30, 2011 and September 30, 2010 is summarized as follows:

(in thousands)	2011	2010
Balance at June 30,	$27,764	$26,027
Provision	4,260	11,946
Charge offs:
One-to-four family	(32)	0
Consumer	(143)	(406)
Commercial business	(2,167)	(1,061)
Commercial real estate	(4,094)	(3,045)

Total charge offs	(6,436)	(4,512)
Recoveries	102	29

Balance at September 30,	$25,690	$33,490

(in thousands)	2011	2010
Balance at January 1,	$42,828	$23,811
Provision	9,669	22,839
Charge offs:
One-to-four family	(450)	(168)
Consumer	(230)	(795)
Commercial business	(10,724)	(5,803)
Commercial real estate	(16,303)	(6,524)

Total charge offs	(27,707)	(13,290)
Recoveries	900	130

Balance at September 30,	$25,690	$33,490

General allowance	$15,906	$16,292
Specific allowance	9,784	17,198

	$25,690	$33,490

Non-Interest Income

Non-interest income was $1.5 million for the third quarter of 2011, a decrease of $0.4 million, or 19.7%, from $1.9 million for the same period in 2010. Gains on sales of loans decreased $363,000 between the periods as a result of a decrease in single family loan originations. Loan servicing fees decreased $17,000 between the periods primarily because of a decrease in the number of commercial loans that are being serviced for others.

Non-interest income was $4.9 million for the first nine months of 2011, a decrease of $353,000, or 6.7%, from $5.2 million for the same period in 2010. Gains on sales of loans decreased $348,000 between the periods as a result of a decrease in single family loan originations. Loan servicing fees decreased $59,000 between the periods primarily because of a decrease in the number of commercial loans that are being serviced for others. Other non-interest income decreased $39,000 due primarily to a decrease in rental income on other real estate owned due to the sale of some properties that were being rented. Fees and service charges increased $93,000 between the periods primarily because of increases in debit card income and service charges.

Non-Interest Expense

Non-interest expense was $6.4 million for the third quarter of 2011, a decrease of $0.6 million, or 8.5%, from $7.0 million for the same period of 2010. Loss on real estate owned decreased $273,000 in the third quarter of 2011 when compared to the same period in 2010. Deposit insurance expense decreased $268,000 between the periods primarily because of a change in the FDIC’s insurance cost structure and also because of a decrease in brokered deposits between the periods. Occupancy expense decreased $125,000 primarily because of a decrease in depreciation expense. Compensation and benefits expense decreased $80,000 between the periods primarily because of a decrease in the compensation paid as a result of having fewer employees and fewer loan originations in the third quarter of 2011 when compared to the same period in 2010. Other non-interest expenses increased $120,000 primarily because of an increase in the costs related to other real estate owned. Data processing expense increased $34,000 due to increased software maintenance costs.

Non-interest expense was $20.7 million for the first nine months of 2011, an increase of $1.4 million, or 7.0%, from $19.3 million for the same period in 2010. Other non-interest expense increased $1.4 million, because of increased real estate taxes and legal fees related to other real estate owned. Non-interest expense also increased $645,000 between the periods because of a $301,000 loss recognized on real estate owned in the first nine months of 2011 compared to a $344,000 gain recognized on real estate owned in the first nine months of 2010. Compensation and benefits expense increased $132,000 between the periods primarily because of an increase in health insurance costs between the periods. Deposit insurance expense decreased $493,000 between the periods primarily because of a change in the FDIC’s insurance cost structure and also because of a decrease in brokered deposits between the periods. Occupancy expense decreased $335,000 primarily because of a decrease in depreciation expense. Data processing expense increased $18,000 due to increased software maintenance costs.

Income Tax Expense

Income tax expense was $0 for the third quarter of 2011, a decrease of $97,000 from $97,000 in income tax expense for the same period of 2010. Income tax expense was $0 for the first nine months of 2011, a decrease of $5.8 million from $5.8 million in income tax expense for the first nine months of 2010. In the second quarter of 2010, the Company recorded a deferred tax asset valuation reserve against its entire deferred tax asset balance and the Company continued to maintain a valuation reserve against the entire deferred tax asset balance at September 30, 2011. Since the valuation reserve is established against the entire deferred tax asset balance, no income tax expense was recorded for the third quarter or the first nine months of 2011.

Net Loss Available to Common Shareholders

The net loss available to common shareholders was $2.5 million for the third quarter of 2011, a decreased loss of $7.3 million from the $9.8 million net loss available to common shareholders in the third quarter of 2010. The net loss available to common shareholders was $5.3 million for the first nine months of 2011, a decreased loss of $15.1 million from the $20.4 million net loss available to common shareholders in the first nine months of 2010. The net loss available to common shareholders decreased primarily because of the change in the net loss between the periods. The Company deferred the February 15, 2011, May 15, 2011, August 15, 2011 cash dividend payments and has determined that it will defer the November 15, 2011 dividend payment on its Fixed Rate Cumulative Perpetual Preferred Stock, Series A issued to the United States Treasury Department as part of the TARP Capital Purchase Program. The deferred dividend payments have been accrued for payment in the future and are being reported for the deferral period as a preferred dividend requirement that is deducted from the net loss for financial statement purposes to arrive at the net loss available to common shareholders.

FINANCIAL CONDITION

Non-Performing Assets

The following table summarizes the amounts and categories of non-performing assets in the Bank’s portfolio and loan delinquency information as of the end of the two most recently completed quarters and December 31, 2010.

(Dollars in thousands)	September 30, 2011	June 30, 2011	December 31, 2010
Non-Accruing Loans:
One-to-four family real estate	$2,930	$2,039	$4,844
Commercial real estate	24,392	25,194	36,737
Consumer	460	555	224
Commercial business	11,076	15,298	26,269

Total	38,858	43,086	68,074

Other assets
Foreclosed and Repossessed Assets:
One-to-four family real estate	1,003	2,468	972
Consumer	0	3	14
Commercial real estate	20,141	19,400	15,409

Total non-performing assets	$60,002	$64,957	$84,469

Total as a percentage of total assets	7.33%	8.05%	9.59%

Total non-performing loans	$38,858	$43,086	$68,074

Total as a percentage of total loans receivable, net(1)	6.57%	7.16%	10.25%

Allowance for loan loss to non-performing loans	66.11%	64.44%	62.91%

Delinquency Data: Delinquencies (2)
30+ days	$7,763	$8,861	$4,021
90+ days	823	0	754
Delinquencies as a percentage of loan and lease portfolio (2)
30+ days	1.27%	1.43%	0.59%
90+ days	0.13%	0.00%	0.11%

(1)	Includes certain loan receivables included in other assets held for sale at September 30, 2011.

(2)	Excludes non-accrual loans.

The Company had specific reserves established against the above non-accruing loans of $7.8 million, $10.2 million and $25.0 million, respectively, at September 30, 2011, June 30, 2011 and December 31, 2010.

Total non-performing assets were $60.0 million at September 30, 2011, a decrease of $5.0 million, or 7.6%, from $65.0 million at June 30, 2011. Non-performing loans decreased $4.2 million and foreclosed and repossessed assets decreased $0.8 million during the third quarter of 2011. The non-performing loan and foreclosed and repossessed asset activity for the quarter was as follows:

(Dollars in thousands) Non-performing loans		Foreclosed and repossessed assets
June 30, 2011	$43,086	June 30, 2011	$21,871
Classified as non-performing	5,039	Transferred from non-performing loans	312
Charge offs	(6,436)	Other foreclosures/repossessions	111
Principal payments received	(2,467)	Real estate sold	(910)
Classified as accruing	(52)	Net gain on sale of assets	159
Transferred to real estate owned	(312)	Write downs	(399)

September 30, 2011	$38,858	September 30, 2011	$21,144

The decrease in non-performing loans during the quarter relates primarily to loans that were charged off during the period. Of the $6.4 million in charge offs recorded during the third quarter of 2011, $3.8 million related to three residential development loans and $2.2 million related to various commercial business loans.

Total non-performing assets were $60.0 million at September 30, 2011, a decrease of $24.5 million, or 29.0%, from $84.5 million at December 31, 2010. Non-performing loans decreased $29.2 million and foreclosed and repossessed assets increased $4.7 million during the nine-month period ended September 30, 2011. The non-performing loan and foreclosed and repossessed asset activity for the first nine months of 2011 was as follows:

(Dollars in thousands) Non-performing loans		Foreclosed and repossessed assets
December 31, 2010	$68,074	December 31, 2010	$16,395
Classified as non-performing	16,651	Transferred from non-performing loans	8,543
Charge offs	(27,707)	Other foreclosures/repossessions	139
Principal payments received	(4,613)	Real estate sold	(3,382)
Classified as accruing	(5,004)	Net gain on sale of assets	153
Transferred to real estate owned	(8,543)	Write downs	(704)

September 30, 2011	$38,858	September 30, 2011	$21,144

The following table summarizes the number of lending relationships and types of commercial real estate loans that were non-performing as of the end of the two most recent quarters and December 31, 2010.

(Dollars in thousands) Property Type	#	Principal Amount of Loan September 30, 2011	#	Principal Amount of Loan June 30, 2011	#	Principal Amount of Loan December 31, 2010
Developments/land	8	$17,059	6	$17,946	9	$23,661
Single family homes	0	0	0	0	3	2,673
Alternative fuel plants	1	2,266	1	2,266	1	4,994
Shopping centers/retail	2	1,347	3	1,378	3	1,099
Restaurants/bar	1	636	1	654	1	635
Office building	1	2,925	1	2,950	1	3,675
Other commercial building	1	159	0	0	0	0

	14	$24,392	12	$25,194	18	$36,737

The Company had specific reserves established against the above commercial real estate loans of $4.2 million, $5.7 million and $13.3 million, respectively, at September 30, 2011, June 30, 2011 and December 31, 2010. The following table summarizes the number of lending relationships and industry of commercial business loans that were non-performing for the two most recent quarters and December 31, 2010.

(Dollars in thousands) Industry Type	#	Principal Amount of Loan September 30, 2011	#	Principal Amount of Loan June 30, 2011	#	Principal Amount of Loan December 31, 2010
Construction/development/land	3	$2,678	4	$4,768	6	$9,148
Finance	1	177	1	181	1	248
Retail	4	1,550	4	3,061	1	2,504
Banking	2	1,824	2	1,974	2	8,223
Entertainment	1	235	1	239	1	315
Utilities	1	4,568	1	4,583	1	4,614
Restaurant	0	0	2	492	4	1,217
Transportation	1	44	0	0	0	0

	13	$11,076	15	$15,298	16	$26,269

The Company had specific reserves established against the above commercial business loans of $2.8 million, $3.5 million and $10.7 million, respectively, at September 30, 2011, June 30, 2011 and December 31, 2010.

Dividends

The declaration of dividends is subject to, among other things, the Company’s financial condition and results of operations, the Bank’s compliance with its regulatory capital requirements, tax considerations, industry standards, economic conditions, regulatory restrictions, general business practices and other factors. Under the Bank Supervisory Agreement, no dividends can be declared or paid by the Bank to the Company without prior regulatory approval. The payment of dividends by the Company is dependent upon the Company having adequate cash or other assets that can be converted to cash to pay dividends to its stockholders and, under the Company Supervisory Agreement, the Company may not declare or pay any cash dividends, or purchase or redeem any capital stock, without prior notice to, and consent of, its primary banking regulator (FRB). The Company suspended the dividend payments to common stockholders in the fourth quarter of 2008 due to the net operating losses experienced and the challenging economic environment. The Company deferred the February 15, 2011, May 15,

2011, and August 15, 2011 regular quarterly preferred stock cash dividends and has determined that it will defer the November 15, 2011 regular quarterly cash dividend on the preferred stock issued to the United States Treasury Department as part of the TARP Capital Purchase Program.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2011, the net cash provided by operating activities was $12.2 million. The Company collected $132.0 million from the maturities of securities, $9.6 million from principal repayments on securities, $3.4 million from the sales of real estate and $2.5 million from the redemption of FHLB stock. It purchased securities available for sale of $134.1 million, premises and equipment of $0.2 million and sold $17,000 of FHLB stock. Net loans receivable decreased $50.7 million due primarily to a decrease in commercial loan originations and prepayments on single-family mortgage loans. The Company had a net decrease in deposit balances of $7.0 million, received $10.0 million and repaid $62.5 million in FHLB advances. The Company did not purchase any common stock or pay any preferred stock dividends to the U.S. Treasury.

At September 30, 2011, the Company had certificates of deposit with outstanding balances of $196.3 million that become due over the next 12 months. Based upon past experience, management anticipates that the majority of the deposits will renew for another term. The Company believes that deposits that do not renew will be replaced with deposits from other customers. FHLB/FRB advances or proceeds from the sale of securities could also be used to replace unanticipated outflows of deposits.

At September 30, 2011, the Company had deposits of $77.8 million in checking and money market accounts with customers that have individual balances greater than $5.0 million. These funds may be withdrawn at any time, and management anticipates that $58.0 million of these deposits will be withdrawn from the Bank or sold over the next twelve months. The Company expects that some of these deposits will not be replaced but that those that are will be replaced primarily with internet deposits or advances from the FHLB or FRB. Management anticipates that the majority of the remaining large checking and money market accounts will remain on deposit with the Bank. If these deposits were to be withdrawn, the Company expects they would be replaced with deposits from other customers. Advances from the FHLB or the FRB, or proceeds from the sale of securities could also be used to replace unanticipated outflows of large checking and money market deposits.

At September 30, 2011, the Company had $70.0 million of FHLB advances which mature beyond September 30, 2012 but have call features that can be exercised by the FHLB during the next twelve months. As the advances mature or if the call features are exercised, the Company has the option of requesting any advance otherwise available to it pursuant to the credit policy of the FHLB.

At September 30, 2011, the Bank had the ability to draw additional borrowings from the FHLB of $67.8 million based upon the mortgage loans pledged, subject to a requirement to purchase additional FHLB stock and the FHLB’s approval at time of request. The Bank also had the ability to draw additional borrowings of $62.8 million from the FRB based upon the loans pledged with it. In addition, the Bank maintained $68.1 million in unpledged securities that could be used to fund any short-term cash needs. Management continues to believe that the Bank’s liquidity levels are adequate.

The primary source of cash for HMN is dividends from the Bank and the Bank is restricted under the Bank Supervisory Agreement from paying dividends to the Company without obtaining prior regulatory approval. At September 30, 2011, HMN had $1.5 million in cash and other assets that could readily be turned into cash. The primary use of cash by HMN is the payment of expenses and dividends on the preferred stock issued to the United States Treasury Department as part of the TARP Capital Purchase Program. The amount of the dividend on the preferred stock accumulates at the rate of $325,000 per quarter through February 14, 2014 and $585,000 per quarter thereafter, if the shares of preferred stock are not redeemed. If the accumulated dividends on the preferred stock have not been paid for an aggregate of six quarterly dividend periods or more, whether or not consecutive, the number of directors of the Company automatically will be increased by two, and the holders of the preferred shares (currently the United States Treasury) will have the right to elect two directors to fill the newly created directorships. The Company deferred the February 15, 2011, May 15, 2011, and August 15, 2011 dividend payment and has determined that it will defer the November 15, 2011 payment.

The OCC has established an individual minimum capital requirement (IMCR) for the Bank. An IMCR requires a bank to establish and maintain levels of capital greater than those generally required for a bank to be classified as “well-capitalized.” Effective December 31, 2011, the Bank will be required to establish, and subsequently maintain, core capital at least equal to 8.5% of adjusted total assets, which is in excess of the Bank’s 7.79% core capital to adjusted total assets ratio at September 30, 2011 and in excess of the corresponding capital ratio in our current forecast. In order to improve its capital ratios, the Bank is, among other things, working to improve its financial results and reduce non-performing assets, decreasing the asset size of the Bank and evaluating the disposition of non-strategic assets. These actions may result in changes in our assets, liabilities and earnings, some of which may be material, during the period in which the action is taken or is consummated or over a longer period of time. If the Bank fails to comply with the terms of the IMCR, it could be subject to further limits on growth and may be deemed to be operating in an unsafe and unsound condition, subjecting it to such legal actions or sanctions as the OCC considers appropriate.

The Bank entered into a definitive purchase and assumption agreement on November 7, 2011 with Pinnacle Bank (Pinnacle) of Marshalltown, Iowa which provides for the sale to Pinnacle of substantially all of the assets associated with the Toledo, Iowa branch (the Branch) of the Bank (approximately $1.5 million at September 30, 2011) and the assumption by Pinnacle of all deposit liabilities of the Branch (approximately $45.8 million at September 30, 2011). The Bank will continue to own and operate its other Iowa and Minnesota branches. The transaction is subject to regulatory approval and scheduling of the required Branch data processing conversion. Subject to the foregoing and other customary terms and conditions, the transaction is anticipated to be consummated in the first quarter of 2012. The Bank anticipates that the transaction will be funded with available assets, the sale will result in a one time gain on sale in the first quarter of 2012, and the sale will result in a decrease in the Bank’s overall assets of approximately $43 million.

HMN also serves as a source of capital, liquidity and financial support to the Bank. Based on the operating performance of the Bank or other capital demands, including the outstanding IMCR, HMN may need to raise additional capital. If HMN raises capital through the issuance of additional shares of common stock or other equity securities, it would dilute the ownership interests of existing stockholders and, given our current common stock trading price, would be expected to dilute the per share book value of the Company’s common stock and could result in a change of control of the Company and the Bank. New investors may also have rights, preferences and privileges senior to the Company’s current stockholders, which may adversely impact the Company’s current stockholders. HMN’s ability to raise additional capital through the issuance of equity securities, if needed, will depend on conditions in the capital markets at that time, which are outside of its control, and on the Company’s financial performance. Accordingly, HMN may not be able to raise additional capital, if needed, on favorable economic terms, or other terms acceptable to it. If HMN or the Bank cannot satisfactorily address their respective capital needs as they arise, the Company’s ability to maintain or expand its operations, their ability to meet the Company’s capital plan and the Bank IMCR, operate without additional regulatory or other restrictions, and its operating results, could be materially adversely affected.

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

The Company utilizes a model that uses the discounted cash flows from its interest-earning assets and its interest-bearing liabilities to calculate the current market value of those assets and liabilities. The model also calculates the changes in market value of the interest-earning assets and interest-bearing liabilities due to different interest rate changes. The following table discloses the projected changes in market value to the Company’s interest-earning assets and interest-bearing liabilities based upon incremental 100 basis point changes in interest rates from interest rates in effect on September 30, 2011.

Other than trading portfolio (Dollars in thousands)	Market Value
Basis point change in interest rates	-100	0	+100	+200
Total market risk sensitive assets	$818,408	809,553	796,263	780,823
Total market risk sensitive liabilities	765,685	752,322	738,771	724,926
Off-balance sheet financial instruments	60	0	468	890

Net market risk	$52,663	57,231	57,024	55,007

Percentage change from current market value	(7.98)%	0.00%	(0.36)%	(3.89)%

The preceding table was prepared utilizing the following assumptions (Model Assumptions) regarding prepayment and decay ratios, which were determined by management based upon their review of historical prepayment speeds and future prepayment projections. Fixed rate loans were assumed to prepay at annual rates of between 8% to 71%, depending on the note rate and the period to maturity. Adjustable rate mortgages (ARMs) were assumed to prepay at annual rates of between 13% and 34%, depending on the note rate and the period to maturity. Growing Equity Mortgage (GEM) loans were assumed to prepay at annual rates of between 10% and 46% depending on the note rate and the period to maturity. Mortgage-backed securities and Collateralized Mortgage Obligations (CMOs) were projected to have prepayments based upon the underlying collateral securing the instrument and the related cash flow priority of the CMO tranche owned. Certificate accounts were assumed not to be withdrawn until maturity. Passbook accounts were assumed to decay at an annual rate of 20%, money market accounts were assumed to decay at an annual rate of 25%, non-interest checking was assumed to decay at an annual rate of 17% and NOW accounts were assumed to decay at an annual rate of 17%. Commercial non-interest checking was assumed to decay at an annual rate of 17%, commercial NOW accounts and money market accounts were assumed to decay at annual rates of 17% and 25%, respectively. FHLB advances were projected to be called at the first call date where the projected interest rate on similar remaining term advances exceeded the interest rate on the Company’s callable advance.

Certain shortcomings are inherent in the method of analysis presented in the preceding table. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates. The model assumes that the difference between the current interest rate being earned or paid compared to a treasury instrument or other interest index with a similar term to maturity (the Interest Spread) will remain constant over the interest changes disclosed in the table. Changes in Interest Spread could impact projected market value changes. Certain assets, such as ARMs, have features which restrict changes in interest rates on a short-term basis and over the life of the assets. The market value of the interest-bearing assets which are approaching their lifetime interest rate caps could be different from the values disclosed in the table. In the event of a change in interest rates, prepayment and early withdrawal levels may deviate significantly from those assumed in calculating the foregoing table. The ability of many borrowers to service their debt may decrease in the event of a substantial sustained interest rate increase.

Asset/Liability Management

The Company’s management reviews the impact that changing interest rates will have on its net interest income projected for the twelve months following September 30, 2011 to determine if its current level of interest rate risk is acceptable. The following table projects the estimated annual impact on net interest income of immediate interest rate changes called rate shocks.

(Dollars in thousands) Rate Shock in Basis Points	Projected Change in Net Interest Income	Percentage Change
+200	841	3.42%
+100	703	2.86%
0	0	0.00%
-100	(1,647)	(6.70)%

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

In an attempt to manage its exposure to changes in interest rates, management closely monitors interest rate risk. The Bank has an Asset/Liability Committee (Committee) which meets frequently to discuss changes in the interest rate risk position and projected profitability. The Committee makes adjustments to the asset-liability position of the Bank, which are reviewed by the Board of Directors of the Bank (Board). This Committee also reviews the Bank’s portfolio, formulates investment strategies and oversees the timing and implementation of transactions to assure attainment of the Board’s objectives in the most effective manner. In addition, each quarter the Board reviews the Bank’s asset/liability position, including simulations of the effect on the Bank’s capital of various interest rate scenarios.

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

PART II—OTHER INFORMATION

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

The Company entered into a written Supervisory Agreement with the OTS effective February 22, 2011. The Supervisory Agreement replaced the prior memorandum of understanding that the Company entered into with the OTS on December 9, 2009. The material requirements of the Company Supervisory Agreement are as follows:

•

Submission of a written plan by May 31, 2011 for enhancing the consolidated capital of the Company for the period ending December 31, 2012 and review of performance no less than quarterly along with reports to the FRB (as successor to the OTS’ role as regulator of the Company) within 45 days after the end of each calendar quarter. The plan submitted by the Company prior to May 31, 2011 focuses on improvement in capital levels primarily through improved earnings, reduction in non-performing assets and reduction in total assets.

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

The Bank also entered into a written Supervisory Agreement with the OTS, effective February 22, 2011. The Bank Supervisory Agreement replaced the prior memorandum of understanding that the Bank entered into with the OTS on December 9, 2009. The material requirements of the Bank Supervisory Agreement are as follows:

•

Submission of a business plan by May 31, 2011, addressing strategies for supporting the Bank’s risk profile, improving earnings and profitability and stress testing. The Bank’s Board is to review performance no less than quarterly and report to the OCC (as successor to the OTS’s role as regulator of the Bank) within 45 days after the end of each calendar quarter. The plan submitted by the Bank prior to May 31, 2011 focuses on improvement in capital levels primarily through improved earnings, reduction in non-performing assets and reduction in total assets. The OCC accepted the submitted plan with the expectation that the Bank will be in adherence with the OCC’s Notification of Establishment of Higher Minimum Capital Ratios, dated August 8, 2011, requiring a minimum core capital ratio of 8.5% by December 31, 2011.

•

Submission of a detailed written plan prior to March 31, 2011 to reduce the Bank’s problem assets. The plan submitted by the Bank by March 31, 2011 was accepted by the OCC and focuses on improvement in the level of problem assets as a result of continuing the actions taken in 2010 and early 2011 by the Board and management to improve credit quality and more effectively identify and manage problem loans in a proactive manner.

•

Development of individual written specific workout plans for certain large adversely classified loans or groups of loans and for foreclosed real estate owned by the Bank within 30 days of the Supervisory Agreement effective date. The plans developed by the Bank focused on improving the ultimate collection of these items by improving the Bank’s collateral position or by an orderly liquidation of the collateral securing the assets.

•

Beginning with the quarter ending June 30, 2011, the Bank is to submit quarterly asset reports to the OCC within 50 days of quarter end. The reports submitted by the Bank focused on status of workout plans, classified assets, actions taken to reduce problem assets and recommended revisions to the problem asset plan.

•

Development by April 30, 2011 of a loan modification policy. The policy developed by the Bank focuses on enhanced supporting documentation and procedures relating to all loan restructurings, including those not determined to be Troubled Debt Restructurings.

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

•

The Bank may not declare or pay any dividends or make any other capital distributions without providing advance request to the OCC and receiving written approval. The Supervisory Agreement also limits the Bank’s growth in total assets in excess of specified amounts without prior regulatory approval. The Bank’s assets grew in excess of the allowable amount in the third quarter of 2011; however, the Bank obtained prior approval from the OCC.

•

Limits are placed on contractual arrangements with third parties and contracts dealing with compensation or benefits with any directors or officers and the Bank is prevented from making any golden parachute payments to directors, officers and employees.

The Company and Bank timely submitted all plans and programs required by the Supervisory Agreements and the Company believes that it and the Bank are in compliance with all provisions of the Supervisory Agreements. The applicable regulator may comment on and require revision of any submitted plan, program or policy. Neither the Company nor the Bank have taken any actions, or sought approval for such actions, where prior regulatory approval is required by the Supervisory Agreements other than the restriction related to asset growth and changes to the business plan. In the third quarter of 2011, the Bank requested and obtained a non-objection waiver from the OCC related to the unanticipated growth in assets during the third quarter in an amount greater than the net interest credited on deposit liabilities during the prior quarter. The Bank also received no supervisory objection to the change in the previously submitted business plan as a result of the increase in assets. The increase in assets was due to unanticipated increases in commercial deposits during the third quarter as a result of increased cash being held by a few of the Bank’s commercial deposit customers.

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

The OCC has established an IMCR for the Bank. An IMCR requires a bank to establish and maintain levels of capital greater than those generally required for a bank to be classified as “well-capitalized.” Effective December 31, 2011, the Bank will be required to establish, and subsequently maintain, core capital at least equal to 8.5% of adjusted total assets, which is in excess of the Bank’s 7.79% core capital to adjusted total assets ratio at September 30, 2011 and in excess of the corresponding capital ratio in our current forecast. For additional information on the Bank’s IMCR, see Part I, Item 2, “Liquidity and Capital Resources” of this Quarterly Report on Form 10-Q and the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2011.

Item 1A. Risk Factors

The Company and the Bank are subject to the restrictions and conditions of the Supervisory Agreements and IMCR with the Office of the Comptroller of the Currency (OCC) and the Federal Reserve Board (FRB). Failure to comply with the Supervisory Agreements and IMCR could result in enforcement actions against us, including the imposition of monetary penalties.

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

The Bank’s Supervisory Agreement primarily relates to the Bank’s financial performance and credit quality issues. In accordance with the Bank’s Supervisory Agreement, the Bank submitted a two year business plan and the OCC accepted the plan with the expectation that the Bank will meet the capital requirements in connection with the IMCR described below. The Bank must operate within the parameters of the final business plan and is required to monitor and submit periodic reports on its compliance with the plan. The Bank also submitted a problem asset reduction plan that the OCC accepted. The Bank must operate within the parameters of the final problem asset plan and is required to monitor and submit periodic reports on its compliance with the plan. The Bank also revised its loan modification policies and their programs for identifying, monitoring and controlling risk associated with concentrations of credit and improve its documentation of the allowance for loan and lease losses. In addition, without the consent of the OCC, the Bank may not declare or pay any cash dividends, materially increase the total assets of the Bank, enter into any new contractual arrangement or renew or extend any existing arrangement related to compensation or benefits with any directors or officer, make any golden parachute payments, or enter into any significant contracts with a third party service provider. If the Company or the Bank fails to comply with the terms of their respective agreements, the OCC or the FRB, as applicable, could take enforcement action against us, including the imposition of monetary penalties or the issuance of a cease and desist order requiring corrective action.

In addition, the OCC has established an individual minimum capital requirement (IMCR) for the Bank of a core capital to adjusted total assets ratio of 8.5% commencing December 31, 2011, which is in excess of the Bank’s core capital to adjusted total assets ratio at September 30, 2011 of 7.79% and in excess of the corresponding capital ratio in our current forecast. An IMCR requires a bank to establish and maintain levels of capital greater than those generally required for a bank to be classified as “well-capitalized.” If the Bank fails to comply with the terms of the IMCR, it could be subject to further limits on growth and may be deemed to be operating in an unsafe and unsound condition, subjecting it to such legal actions or sanctions as the OCC considers appropriate.

We have taken a number of steps, and may be required to take additional steps, to meet our capital needs. These actions are expected to reduce our base of earning assets and core deposits and may dilute our shareholders or result in a change of control of the Company or the Bank. There can be no assurance that we will satisfactorily meet our required capital needs.

We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. Based on operating performance, regulatory requirements or other capital demands, we need to raise our core capital ratio. Pursuant to the Company’s Supervisory Agreement, the Company submitted a capital plan prior to May 31, 2011 for approval by the OTS. The capital plan must include a proposed minimum tangible equity capital ratio commensurate with the Company’s consolidated risk profile and projections demonstrating the Company’s ability to attain and maintain such ratio. The OCC also has established an individual minimum capital requirement (IMCR) for the Bank of core capital to adjusted total assets of 8.5% commencing December 31, 2011, which is in excess of the Bank’s core capital to adjusted total assets ratio of 7.79% at September 30, 2011 and in excess of the corresponding capital ratio in our current forecast. An IMCR requires a bank to establish and maintain levels of capital greater than those generally required for a bank to be classified as “well capitalized”.

In order to meet our capital needs, we have significantly reduced our asset size. From September 30, 2010 to September 30, 2011, our assets decreased from $89 million, from $907 million to $818 million. We anticipate this strategic direction to continue throughout 2012. This reduction in assets decreases our ability to earn net interest income, our primary source of income. Additionally, the Bank is, among other things, working to improve its financial results and reduce the level of non-performing assets and evaluating the disposition of non-strategic assets. These actions may also result in changes in our assets, liabilities and earnings, some of which may be material, during the period in which the action is taken or is consummated or over a longer period of time.

As part of its evaluation of disposition of non-strategic assets, the Bank entered into a definitive purchase and assumption agreement on November 7, 2011 with Pinnacle Bank (Pinnacle) of Marshalltown, Iowa which provides for the sale to Pinnacle of substantially all of the assets associated with the Toledo, Iowa branch (the Branch) of the Bank and the assumption by Pinnacle of all deposit liabilities of the Branch. The Bank will continue to own and operate its other Iowa and Minnesota branches. The transaction is subject to regulatory approval and scheduling of the required Branch data processing conversion. Subject to the foregoing and other customary terms and conditions, the transaction is anticipated to be consummated in the first quarter of 2012. The Bank anticipates that the transaction will be funded with available assets, the sale will result in a one time gain on sale in the first quarter of 2012, and the sale will result in a decrease in the Bank’s overall assets of approximately $43 million.

We may also find it necessary to raise capital through the issuance of additional shares of our common stock or other equity securities. This would dilute the ownership interests of existing stockholders and, given our current common stock trading price, would be expected to dilute the per share book value of our common stock, and could result in a change in control of the Company and the Bank. New investors may also have rights, preferences and privileges senior to our current stockholders which may adversely impact our current stockholders. Our ability to raise additional capital through the issuance of equity securities, if needed, will depend on conditions in the capital markets at that time, which are outside of our control, and on our financial performance. Accordingly, we may not be able to raise additional capital, if needed, on favorable economic terms, or other terms acceptable to us.

There can be no assurance that these or other actions we may take will be sufficient and timely in order to address our consolidated and Bank capital requirements and comply with the IMCR by December 31, 2011 or thereafter. If we cannot satisfactorily address our capital needs as they arise, our ability to maintain or expand our operations, our ability to meet the Company capital plan or Bank IMCR, operate without additional regulatory or other restrictions, and our operating results, could be materially adversely affected.

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

On September 13, 2011, the FRB published a final interim rule to implement certain provisions of Title III of the Dodd-Frank Act. Section 316 of the Dodd-Frank Act provides that all orders, resolutions, determinations, agreements, and regulations, interpretive rules, other interpretations, guidelines, and other advisory materials issued, made, prescribed, or allowed to become effective by the OTS on or before the transfer date with respect to savings and loan holding companies and their non-depository subsidiaries will remain in effect and shall be enforceable until modified, terminated, set aside, or superseded in accordance with applicable law by the Board, by any court of competent jurisdiction, or by operation of law. In the final interim rule, the FRB largely duplicated provisions of existing OTS regulations and codified them in a new Regulation LL. Most of the changes were non-substantive or are not expected to have material impact on the Company, its shareholders or the Bank. For example, the interim final rule states that a savings and loan holding company such as the Company must serve as a source of financial and managerial strength to its subsidiary savings associations and may not conduct its operations in an unsafe and unsound manner. Although these concepts are consistent with OTS policy, the Dodd-Frank Act placed the requirement in statute. Regulation LL reflects this requirement. The extent and timing of any substantive changes may have an impact on the Company’s capital requirements and liquidity but the effects are difficult to predict at this time.

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

On the Transition Date, the Dodd-Frank Act transferred to the Office of the Comptroller of the Currency the supervisory functions of the Bank’s former regulator, the OTS. The Dodd-Frank Act provides that all orders, resolutions, determinations, agreements, and regulations, interpretive rules, other interpretations, guidelines, and other advisory materials issued, made, prescribed, or allowed to become effective by the OTS on or before the transfer date with respect to savings associations will remain in effect and shall be enforceable until modified, terminated, set aside, or superseded in accordance with applicable law by the OCC, by any court of competent jurisdiction, or by operation of law. Accordingly, the Supervisory Agreement entered into by the Bank with the OTS will now be enforced by the OCC.

We do not expect that the transition of supervisory functions to the OCC and FRB to materially impact the Company, its shareholders or the Bank, but it is possible due to the change in regulators that the Company and Bank may experience qualitatively different and potentially more rigorous supervision and oversight of their activities.

Also effective on the Transition Date, a provision of the Dodd-Frank Act became effective that eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on the Company’s interest expense.

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

Further, our regulators have significant discretion and authority to prevent or remedy unsafe or unsound practices or violations of laws by financial institutions and holding companies in the performance of their supervisory and enforcement duties. Examples include limits on payment of dividends by banks and regulations governing compensation. Regulation of dividends would limit the liquidity of the Company and limits on compensation may adversely affect our ability to attract and retain employees. See the other risk factors included in this Item 1.A. of this Quarterly Report on Form 10-Q for a discussion of risks related to the Company’s and the Bank’s Supervisory Agreements to which we have become subject and for a discussion regarding the Bank IMCR.

See Part I, Item 1.A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for additional risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

The Company deferred its February 15, 2011, May 15, 2011, and August 15, 2011 regular quarterly cash dividend payments on its Fixed Rate Cumulative Perpetual Preferred Stock, Series A issued to the United States Treasury Department as part of the TARP Capital Purchase Program. The Company has also determined that it will defer its November 15, 2011 dividend payment and following that deferral, the Company will have an aggregate arrearage of $1.3 million with respect to the preferred stock.

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

HMN FINANCIAL, INC.
Registrant

Date: November 8, 2011	By:	/s/ Bradley Krehbiel
Bradley Krehbiel, President
(Principal Executive Officer)

Date: November 8, 2011	By:	/s/ Jon Eberle
Jon Eberle,
Chief Financial Officer (Principal Financial Officer)

HMN FINANCIAL, INC.

INDEX TO EXHIBITS

FOR FORM 10-Q

Regulation S-K Exhibit Number	Document Attached Hereto	Reference to Prior Filing or Exhibit	Sequential Page Numbering Where Attached Exhibits Are Located in This Report

3.1	Amended and Restated Certificate of Incorporation	*1	N/A

3.2	Amended and Restated By-laws	*2	N/A

4	Form of Common Stock Certificate	*3	N/A

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	31.1	Filed electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	31.2	Filed electronically

32	Section 1350 Certification of CEO and CFO	32	Filed Electronically

101

Financial statements from the Quarterly Report on

Filed Electronically

Form 10-Q of the Company for the period ended

September 30, 2011, filed with the SEC on November

8, 2011, formatted in Extensible Business Reporting

Language (XBRL); (i) the Consolidated Balance Sheet

at September 30, 2011 and December 31, 2010, (ii) the

Consolidated Statement of Loss for the Three Months

and Nine Months Ended September 30, 2011 and 2010,

(iii) the Consolidated Statement of Stockholders’ Equity

and Comprehensive Loss for the Nine Month Period

Ended September 30, 2011, (iv) the Consolidated

Statements of Cash Flows for the Nine Months Ended

September 30, 2011 and 2010, and (v) Notes to

Consolidated Financial Statements.

		101	Filed Electronically

*1	Incorporated by reference to Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1998 (File No. 0-24100).
*2	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed October 31, 2011 (File 0-24100)
*3	Incorporated by reference to the same numbered exhibit to the Company’s Registration Statement on Form S-1 dated April 1, 1994 (File No. 33-77212).