Form 10-K
period 2011-12-31
HMN FINANCIAL INC
filed 2012-03-07
CIK 921183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of June 30, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $7.9 million based on the closing stock price of $2.45 on such date as reported on the Nasdaq Global Market.

As of February 20, 2012, the number of outstanding shares of common stock of the registrant was 4,387,951.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s annual report to stockholders for the year ended December 31, 2011 (Annual Report), are incorporated by reference in Parts I, II and IV of this Form 10-K. Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the registrant’s fiscal year ended December 31, 2011 are incorporated by reference in Part III of this Form 10-K.

PART I

Forward-Looking Statements

The information presented or incorporated by reference in this Form 10-K under the headings “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These statements are often identified by such forward-looking terminology as “expect,” “intent,” “look,” “believe,” “anticipate,” “estimate,” “project,” “seek,” “may,” “will,” “would,” “could,” “should,” “trend,” “target,” and “goal” or similar statements or variations of such terms and include, but are not limited to, those relating to the adequacy and amount of available liquidity and capital resources to the Bank; the Company’s liquidity and capital requirements, our expectations for core capital and our strategies and potential strategies for improvement thereof; changes in the size of the Bank’s loan portfolio; the recovery of the valuation allowance on deferred tax assets; the amount and mix of the Bank’s non-performing assets and the appropriateness of the allowance therefor; future losses on non-performing assets; the amount of interest-earning assets; the amount and mix of brokered and other deposits (including the Company’s ability to renew brokered deposits); the availability of alternate funding sources; the payment of dividends; the future outlook for the Company; the amount of deposits that will be withdrawn from checking and money market accounts and how the withdrawn deposits will be replaced; the projected changes in net interest income based on rate shocks; the range that interest rates may fluctuate over the next twelve months; the net market risk of interest rate shocks; the future outlook for the issuer trust preferred securities held by the Bank; the change in Bank and Company primary banking regulators from the Office of Thrift Supervision to the Office of the Comptroller of the Currency (OCC) and Federal Reserve Board (FRB); the Bank’s compliance with regulatory standards generally (including the Bank’s status as “well-capitalized”), and supervisory agreements, individual minimum capital requirements or other supervisory directives or requirements to which the Company or the Bank are or may become expressly subject, specifically, and possible responses of the OCC and FRB and the Bank and the Company to any failure to comply with any such regulatory standard, agreement or requirement; and the anticipated timing of consummation of the Toledo, Iowa branch (Toledo Branch) transaction and the anticipated gain on sale, decrease in assets and increase in core capital therefrom. A number of factors could cause actual results to differ materially from the Company’s assumptions and expectations. These include but are not limited to the adequacy and marketability of real estate and other collateral securing loans to borrowers, possible legislative and regulatory changes, including changes in the degree and manner of regulatory supervision, the ability of the Company and the Bank to establish and adhere to plans and policies relating to, among other things, capital, business, non-performing assets, loan modifications, documentation of loan loss allowance and concentrations of credit that are satisfactory to the OCC and FRB, as applicable, in accordance with the terms of the Company and Bank supervisory agreements and to otherwise manage the operations of the Company and the Bank to ensure compliance with other requirements set forth in the supervisory agreements; the ability of the Company and the Bank to obtain required consents from the OCC and FRB, as applicable, under the supervisory agreements or other directives; the ability of the Bank to comply with its individual minimum capital requirement and other applicable regulatory capital requirements; enforcement activity of the OCC and FRB in the event of our non-compliance with any applicable regulatory standard, agreement or requirement; adverse economic, business and competitive developments such as shrinking interest margins, reduced collateral values, deposit outflows, changes in credit or other risks posed by the Company’s loan and investment portfolios, changes in costs associated with alternate funding sources, including changes in collateral advance rates and policies of the Federal Home Loan Bank, technological, computer-related or operational difficulties, results of litigation, and reduced demand for financial services and loan products; changes in accounting policies and guidelines, or monetary and fiscal policies of the federal government or tax laws; international economic developments; the Company’s access to and adverse changes in securities markets; the market for credit related assets; the timing of the Toledo Branch data conversion by a third party provider, the failure of either the Bank or Pinnacle Bank of Marshalltown, Iowa (Pinnacle) to fulfill the terms and conditions of the Toledo Branch sale agreement required to be satisfied prior to closing and changes in assets and liabilities at the Toledo Branch prior to closing; or other significant uncertainties. Additional factors that may cause actual results to differ from the Company’s assumptions and expectations include those set forth in this Form 10-K. All forward-looking statements are qualified by, and should be considered in conjunction with, such cautionary statements. For additional discussion of the risks and uncertainties applicable to the Company and Bank, see the “Risk Factors” section of this Form 10-K.

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

Market Area

The Company serves the southern Minnesota counties of Fillmore, Freeborn, Houston, Mower, Olmsted and Winona and portions of Steele, Dodge, Goodhue and Wabasha through its corporate office located in Rochester, Minnesota and its ten branch offices located in Albert Lea, Austin, La Crescent, Rochester, Spring Valley and Winona, Minnesota. The portion of the Company’s southern Minnesota market area consisting of Rochester and the contiguous communities is composed of primarily urban and suburban communities, while the balance of the Company’s southern Minnesota market area consists primarily of rural areas and small towns. Primary industries in the Company’s southern Minnesota market area include manufacturing, agriculture, health care, wholesale and retail trade, service industries and education. Major employers include the Mayo Clinic, Hormel Foods (a food processing company), and IBM. The Company’s market area is also the home of Winona State University, Rochester Community and Technical College, University of Minnesota – Rochester, Winona State University – Rochester Center and Austin’s Riverland Community College.

The Company serves Dakota County, in the southern portion of the Minneapolis and St. Paul metropolitan area, from its office located in Eagan, Minnesota. Major employers in this market area include Delta Airlines, Cenex Harvest States (cooperative), Flint Hills Resources LP (oil refinery), Unisys Corp (computer software) and West Group, a Thomson Reuters business (legal research).

The Company serves the Iowa counties of Marshall and Tama through its branch offices located in Marshalltown and Toledo, Iowa. Major employers in the area are Swift & Company (pork processors), Fisher Controls International (valve and regulator manufacturing), Lennox Industries (furnace and air conditioner manufacturing), Iowa Veterans Home (hospital care), Marshall Community School District (education), Marshall Medical & Surgical Center (hospital care) and Meskwaki Casino (gaming operations). The Bank has entered into a purchase and assumption agreement relating to substantially all the assets and assumption of substantially all the liabilities of the Toledo Branch. The transaction is scheduled to close in the first quarter of 2012 and thereafter the Bank will have no operations in that community. See Note 21 of the Notes to Consolidated Financial Statement in the Annual Report for more information on the Toledo Branch sale (incorporated by reference in Item 8 of Part II of this Form 10-K).

Based upon information obtained from the U.S. Census Bureau for 2010 (the last year for which information is available), the population of the six primary counties in the Company’s southern Minnesota market area was estimated as follows: Fillmore – 20,866; Freeborn – 31,255; Houston – 19,027; Mower – 39,163; Olmsted – 144,248; and Winona – 51,461. For these same six counties, the median household income from the U.S. Census Bureau for 2006-2010 ranged from $43,090 to $64,090. The population of Dakota County was 398,552 and the median household income was $72,850. With respect to Iowa, the population of Marshall County was 40,648 and the population of Tama County was 17,767. The median household income of these two counties ranged from $45,232 to $46,288.

The Company also serves a diverse high net worth customer base of individuals and businesses in Olmsted County from its private banking offices located in Rochester, Minnesota.

Lending Activities

General. Historically, the Company has originated 15 and 30 year fixed rate mortgage loans secured by one-to-four family residences for its loan portfolio. Over the past 10 years, the Company has focused on managing interest rate risk and increasing interest income by increasing its investment in shorter term and generally higher yielding commercial real estate, commercial business and construction loans, while reducing its investment in longer term one-to-four family real estate loans. The Company continues to originate 15 and 30 year fixed rate mortgage loans and some shorter term fixed rate loans. The shorter term fixed and adjustable rate loans are placed into portfolio, while the majority of the 15 and 30 year fixed rate mortgage loans are sold in the secondary mortgage market. Mortgage interest rates were at historical lows in 2011 and very few 15 and 30 year loans were placed into portfolio as most were sold into the secondary market in order to manage the Company’s interest rate risk position. The Company also offers an array of consumer loan products that include both open and closed end home equity loans. Home equity lines of credit have adjustable interest rates based upon the prime rate, as published in the Wall Street Journal, plus a margin. Refer to Notes 4 and 5 of the Notes to Consolidated Financial Statements in the Annual Report for more information on the loan portfolio (incorporated by reference in Item 8 of Part II of this Form 10-K).

The following table shows the composition of the Company’s loan portfolio by fixed and adjustable rate loans as of December 31:

	2011		2010		2009		2008		2007
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Fixed rate Loans
Real estate:
One-to-four family	$69,426	11.96%	$69,424	9.80%	$77,694	9.42%	$88,690	9.59%	$92,518	10.48%
Multi-family	26,132	4.50	23,079	3.26	11,455	1.39	4,703	0.50	5,951	0.68
Commercial	94,535	16.29	110,267	15.56	103,036	12.49	91,835	9.93	69,275	7.84
Construction or development	5,145	0.89	5,743	0.81	11,148	1.35	29,344	3.17	16,520	1.87

Total real estate loans	195,238	33.64	208,513	29.43	203,333	24.65	214,572	23.19	184,264	20.87

Consumer loans:
Savings	576	0.10	534	0.07	324	0.04	277	0.03	358	0.04
Automobile	404	0.07	604	0.09	902	0.11	1,333	0.15	1,730	0.20
Home equity	13,426	2.31	18,126	2.56	21,396	2.59	22,961	2.48	20,249	2.29
Mobile home	657	0.11	764	0.11	977	0.12	1,316	0.14	1,699	0.19
Land/Lot loans	2,391	0.41	2,139	0.30	2,554	0.31	1,956	0.21	2,616	0.30
Other	2,532	0.44	2,791	0.39	4,777	0.58	3,087	0.33	2,007	0.23

Total consumer loans	19,986	3.44	24,958	3.52	30,930	3.75	30,930	3.34	28,659	3.25
Commercial business loans	54,604	9.41	68,962	9.73	76,936	9.33	90,458	9.77	90,688	10.27

Total non-real estate loans	74,590	12.85	93,920	13.25	107,866	13.08	121,388	13.12	119,347	13.52

Total fixed rate loans	269,828	46.49	302,433	42.68	311,199	37.73	335,960	36.30	303,611	34.39

Adjustable rate Loans
Real estate:
One-to-four family	49,640	8.55	59,111	8.34	66,937	8.12	73,299	7.92	60,456	6.85
Multi-family	9,385	1.62	25,187	3.56	47,811	5.80	24,589	2.66	23,120	2.62
Commercial	148,940	25.66	182,607	25.77	209,678	25.42	233,469	25.24	212,547	24.08
Construction or development	5,777	1.00	9,508	1.34	29,264	3.55	78,939	8.53	94,516	10.70

Total real estate loans	213,742	36.83	276,413	39.01	353,690	42.89	410,296	44.35	390,639	44.25

Consumer:
Home equity	41,429	7.14	44,647	6.30	50,061	6.07	52,194	5.64	51,322	5.81
Land/Lot loans	332	0.06	371	0.05	636	0.08	1,013	0.11	1,535	0.17
Other	414	0.07	627	0.09	588	0.07	2,464	0.27	3,393	0.39

Total consumer loans	42,175	7.27	45,645	6.44	51,285	6.22	55,671	6.02	56,250	6.37
Commercial business loans	54,655	9.41	84,077	11.87	108,589	13.16	123,317	13.33	132,271	14.99

Total non-real estate loans	96,830	16.68	129,722	18.31	159,874	19.38	178,988	19.35	188,521	21.36

Total adjustable rate loans	310,572	53.51	406,135	57.32	513,564	62.27	589,284	63.70	579,160	65.61

Total loans	580,400	100.00%	708,568	100.00%	824,763	100.00%	925,244	100.00%	882,771	100.00%

Less
Loans in process*	0		0		0		0		3,011
Unamortized (premiums) discounts	93		413		177		569		(11)
Net deferred loan fees	511		1,086		1,518		2,529		2,245
Allowance for losses on loans	23,888		42,828		23,812		21,257		12,438

Total loans receivable, net	$555,908		$664,241		$799,256		$900,889		$865,088

*	– Core data processing systems converted in 2008, loans in process amounts are reflected in loan amounts in table.

The following table illustrates the interest rate maturities of the Company’s loan portfolio at December 31, 2011. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. Scheduled repayments of principal are reflected in the year in which they are scheduled to be paid. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate
	One-to-four family		Multi-family and Commercial		Construction or Development		Consumer		Commercial Business		Total
Due During Years Ending December 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
2012 (1)	$16,436	5.82%	$50,619	5.23%	$4,494	4.19%	$3,545	7.84%	$67,836	5.79%	$142,930	5.60%
2013	9,328	5.62	64,218	5.40	419	4.12	4,212	5.65	14,061	5.68	92,238	5.47
2014	3,336	4.14	24,452	4.93	187	5.56	4,045	6.54	9,062	5.91	41,082	5.24
2015 through 2016	3,912	3.98	51,909	4.42	2,605	4.12	6,256	6.70	11,670	6.12	76,352	4.83
2017 through 2021	15,458	4.91	55,125	5.93	1,922	6.29	4,246	7.15	5,665	6.50	82,416	5.85
2022 through 2036	39,001	4.16	27,669	5.40	640	6.00	39,849	5.53	965	6.18	108,124	5.01
2037 and thereafter	31,595	5.30	5,000	5.25	655	4.97	8	0.00	0	0.00	37,258	5.29

	$119,066		$278,992		$10,922		$62,161		$109,259		$580,400

(1)	Includes demand loans, loans having no stated maturity and overdraft loans.

The total amount of loans due after December 31, 2012 that have predetermined interest rates is $193.0 million, while the total amount of loans due after such date that have floating or adjustable interest rates is $244.5 million. At December 31, 2011, construction or development loans were $4.9 million for one-to-four family dwellings, $1.2 million for multi-family and $4.8 million for nonresidential.

The aggregate amount of loans and extensions of credit that the Bank is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus. In addition to the 15% limit, the Bank is permitted to lend an additional amount equal to 10% of unimpaired capital and surplus if the additional amount is fully secured by “readily marketable collateral” having a current market value of at least 100% of the loan or extension of credit. Similarly, the Bank is permitted to lend additional amounts equal to the lesser of 30% of unimpaired capital and surplus or $30 million for certain residential development loans. Applicable law establishes a number of rules for combining loans to separate borrowers. Loans or extensions of credit to one person may be attributed to other persons if: (i) the proceeds of a loan or extension of credit are used for the direct benefit of the other person; or (ii) a common enterprise is deemed to exist between persons. At December 31, 2011, based upon the 15% limitation, the Bank’s regulatory limit for loans to one borrower was approximately $11.9 million. At December 31, 2011, excluding loans subject to an exception to the 15% lending limit, loans to one borrower exceeded the current 15% limitation, by $1.7 million. This loan is not considered to be a violation of the regulatory lending limit requirements as it was within the Bank’s lending limit when it was originated and the Bank is making efforts to bring the loan balance into compliance with the current lending limit. As of December 31, 2011, other loans also exceeded the 15% limit but were subject to additional limits referenced above. At December 31, 2011, the Bank’s largest aggregate amount of loans to one borrower totaled $24.4 million. All of the loans for the largest borrower were performing in accordance with their terms and the borrower had no affiliation with the Bank other than its relationship as a borrower.

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

One-to-four family loans that are equal to or less than the conforming/saleable loan dollar limits as established by the Federal Home Loan Mortgage Corporation (FHLMC) or Federal National Mortgage Association (FNMA) may be approved by a designated underwriter. This limit was $417,000 for both 2011 and 2010. Loans up to and including $750,000 need the approval of the above personnel and a Retail Loan Committee Member. Loans over $750,000 need approval from a majority of the Retail Loan Committee.

The Bank’s individual commercial loan officers have the authority to approve loans that meet the guidelines established by the Bank’s commercial loan policy for loans up to $500,000 based on their individual delegated aggregate relationship authority. Individual delegated aggregate relationship authority varies by loan officer, with the highest individual authorities being $500,000. The aggregate relationship amount is determined by the total customer credit commitments outstanding plus the new loan request amount. The Business Banking Department Manager can approve loans up to a $500,000 aggregate relationship. The Chief Commercial Credit Officer and Limited Committee (consisting of the lender and the Business Banking Department Manager) or the Chief Credit Officer and Limited Committee have approval authorities up to $1.0 million aggregate and $2.0 million aggregate, respectively. New relationship loan requests greater than $2.0 million to our internal loan limit to one borrower of $4.5 million, or existing loan relationship requests greater than $2.0 million to $7.5 million, are approved by the Senior Loan Committee. Any loan requests greater than these limits must be approved by the Bank’s Executive Loan Committee.

The Bank generally requires title insurance on its mortgage loans, as well as fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property. The Bank also requires flood insurance to protect the property securing its interest when the property is located in a flood plain.

One-to-Four Family Residential Real Estate Lending. At December 31, 2011, the Company’s one-to-four family real estate loans, consisting of both fixed rate and adjustable rate loans, totaled $119.1 million, a decrease of $9.4 million, from $128.5 million at December 31, 2010. The decrease in the one-to-four family loans in 2011 is the result of selling more of the loans that were originated into the secondary market, instead of placing them into the portfolio, in order to reduce the Company’s interest rate risk position. The Company’s short term strategy is to continue to sell the majority of the loans originated into the secondary market at least until market interest rates increase from their current levels.

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

Fixed rate loans in the Company’s portfolio represent conventional fixed rate loans. At December 31, 2011, $4.4 million of the one-to-four family residential loan portfolio was non-performing compared to $4.8 million at December 31, 2010.

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

Multi-family and commercial real estate loans generally present a higher level of risk than loans secured by one-to-four family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family and commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower’s ability to repay the loan may be impaired. At December 31, 2011, $21.2 million of loans in the commercial real estate portfolio were non-performing compared to $31.1 million at December 31, 2010. The largest individual non-performing loans in this category as of December 31, 2011 were a $3.0 million loan secured by a residential development in Rochester, Minnesota and a $2.3 million loan secured by an office building outside of our primary market area.

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

At December 31, 2011, construction loans totaled $10.9 million, of which one-to-four family residential totaled $4.9 million, multi-family residential totaled $1.2 million and commercial real estate totaled $4.8 million.

The nature of construction loans makes them more difficult to evaluate and monitor, especially in a market where home prices have been declining. The risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value upon completion of the project, experience of the builder, and the estimated cost (including interest) of the project. If the estimate of value proves to be inaccurate, the Company may be confronted, at or prior to the maturity of the loan, with a project having a value that is insufficient to assure full repayment and/or the possibility of having to make substantial investments to complete and sell the project. Because defaults in repayment may not occur during the construction period, it may be difficult to identify problem loans at an early stage. In these cases, the Company may be required to modify the terms of the loan. At December 31, 2011, $1.5 million of construction loans in the commercial real estate portfolio were nonperforming compared to $5.6 million at December 31, 2010.

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

The Company’s home equity loans are written so that the total commitment amount, when combined with the balance of any other outstanding mortgage liens, may not exceed 90% of the appraised value of the property or an internally established market value. Internal market values are established using current market data, including tax assessment values and recent sales data, and are typically lower than third party appraised values. The closed-end home equity loans are written with fixed or adjustable rates with terms up to 15 years. The open-end home equity lines are written with an adjustable rate with a 10-year draw period that requires “interest only” payments followed by a 10-year repayment period that fully amortizes the outstanding balance. The consumer may access the open-end home equity line either by making a withdrawal at the Bank or writing a check on the home equity line of credit account. Open and closed-end equity loans, which are generally secured by second mortgages on the borrower’s principal residence, represented 88.2% of the Company’s consumer loan portfolio at December 31, 2011.

The underwriting standards employed by the Company for consumer loans include a determination of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount. Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or are secured by rapidly depreciable assets, such as automobiles or mobile homes. In these cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. At December 31, 2011, $0.7 million of the consumer loan portfolio was non-performing compared to $0.2 million at December 31, 2010.

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

Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her income, and which are secured by real property with more easily ascertainable value, commercial business loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Furthermore, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. At December 31, 2011, $6.2 million of loans in the commercial business loan portfolio were non-performing compared to $26.3 million at December 31, 2010.

Originations, Purchases and Sales of Loans and Mortgage-Backed and Related Securities

Real estate loans are generally originated by the Company’s salaried and commissioned loan officers. Loan applications are taken in all branch and loan production offices.

The Company originates both fixed and adjustable rate loans, however, its ability to originate loans is dependent upon the relative customer demand for loans in its markets. Demand for adjustable rate loans is affected by the interest rate environment and the number of adjustable rate loans remained low in 2011 due to the low long term fixed mortgage rates that existed during the year. The Company originated for its portfolio $3.9 million of one-to-four family adjustable rate loans during 2011, a decrease of $1.6 million, from $5.5 million in 2010. The Company also originated for its portfolio $20.2 million of fixed rate one-to-four family loans during 2011, an increase of $12.6 million, from $7.6 million for 2010. The increase in the fixed rate one-to-four family loans that were placed into the loan portfolio in 2011 when compared to 2010 is the result of having more refinancing activity in 2011 which resulted in having more loan originations with lower loan to value ratios and shorter terms to maturity that met our internal requirements for placement into the loan portfolio.

During the past several years, the Company has focused its portfolio loan origination efforts on commercial real estate, commercial business and consumer loans because these loans have terms to maturity and adjustable interest rate characteristics that are generally more beneficial to the Company in managing interest rate risk than single family fixed rate conventional loans. The Company originated $95.9 million of multi-family and commercial real estate, commercial business and consumer loans (which excludes commercial real estate loans in construction or development) during 2011, an increase of $23.4 million, from originations of $72.5 million for 2010. The increase in originations and participations sold primarily reflects $50.0 million in ethanol related loans that were refinanced in 2011 with $45.0 million of the originated amount being sold to participants.

In order to supplement loan demand in the Company’s market area and geographically diversify its loan portfolio, the Company purchases participations in real estate loans from selected sellers, with yields based upon then-current market rates. The Company reviews and underwrites all loans purchased to ensure that they meet the Company’s underwriting standards and the seller generally continues to service the loans. The Company has generally not experienced higher losses or credit quality issues historically with purchased participations than other loans originated by the Company. The Company purchased $4.2 million of loans during 2011, a decrease of $6.0 million, from $10.2 million during 2010. Purchases decreased in 2011 primarily as a result of the reduction in purchased commercial real estate loans in order to reduce commercial real estate concentrations. The commercial real estate and commercial business loans that were purchased have terms and interest rates that are similar in nature to the Company’s originated commercial and business portfolio. Refer to Notes 4 and 5 of the Notes to Consolidated Financial Statements in the Annual Report for more information on purchased loans (incorporated by reference in Item 8 of Part II of this Form 10-K).

The Company has some mortgage-backed and related securities that are held, based on investment intent, in the “available for sale” portfolio. The Company did not purchase any mortgage-backed securities in 2011 or 2010. No mortgage-backed securities were purchased in 2011 as debt instruments issued by federal agencies, such as Fannie Mae and Freddie Mac, became more appealing to purchase due to their shorter duration given the low interest rate environment that existed in 2011. The Company did not sell any mortgage backed securities in 2011 or 2010. See – “Investment Activities.”

The following table shows the loan and mortgage-backed and related securities origination, purchase, acquisition, sale and repayment activities of the Company for the periods indicated.

LOANS HELD FOR INVESTMENT

	Year Ended December 31,
(Dollars in thousands)	2011	2010	2009
Originations by type:
Adjustable rate:
Real estate –
– one-to-four family	$3,892	5,539	11,300
– multi-family	0	0	1,357
– commercial	29,998	12,504	3,966
– construction or development	4,759	3,042	4,596
Non-real estate –
– consumer	12,596	9,413	20,295
– commercial business	31,568	11,539	18,881

Total adjustable rate	82,813	42,037	60,395

Fixed rate:
Real estate –
– one-to-four family	20,194	7,606	11,141
– multi-family	450	450	803
– commercial	5,817	15,165	8,142
– construction or development	5,227	6,492	1,917
Non-real estate –
– consumer	7,097	14,745	15,184
– commercial business	8,367	8,732	24,403

Total fixed rate	47,152	53,190	61,590

Total loans originated	129,965	95,227	121,985

Purchases:
Real estate –
– commercial	319	5,683	904
– construction or development	2,573	625	388
Non-real estate –
– commercial business	1,300	3,930	5,264

Total loans purchased	4,192	10,238	6,556

Sales, participations and repayments:
Real estate –
– one-to-four family	0	390	0
– multi-family	0	0	649
– commercial	29,350	3,921	3,579
– construction or development	700	0	0
Non-real estate –
– consumer	231	1,813	423
– commercial business	22,896	6,230	975

Total sales	53,177	12,354	5,626

Transfers to loans held for sale	2,681	4,478	5,228
Principal repayments	158,433	173,485	174,795

Total reductions	214,291	190,317	185,649
Decrease in other items, net	(48,034)	(31,343)	(43,373)

Net decrease	$(128,168)	(116,195)	(100,481)

LOANS HELD FOR SALE

	Year Ended December 31,
(Dollars in thousands)	2011	2010	2009
Originations by type:
Adjustable rate:
Real estate –
– one-to-four family	$705	0	399

Total adjustable rate	705	0	399

Fixed rate:
Real estate –
– one-to-four family	56,120	81,659	113,025

Total fixed rate	56,120	81,659	113,025

Total loans originated	56,825	81,659	113,424

Sales and repayments:
Real estate –
– one-to-four family	58,582	86,367	118,202

Total sales	58,582	86,367	118,202
Transfers from loans held for investment	(2,681)	(4,478)	(5,228)
Changes in deferred fees and market value	(56)	7	33

Total reductions	55,845	81,896	113,007

Net increase (decrease)	$980	(237)	417

MORTGAGE-BACKED AND RELATED SECURITIES

	Year Ended December 31,
(Dollars in thousands)	2011	2010	2009
Purchases:
Mortgage-backed securities:
FNMA MBSs	$0	0	0

Total purchases	0	0	0

Sales:
Mortgage-backed securities:
Fixed rate MBSs	0	0	(98)
CMOs and REMICs	0	0	(2,039)

Total sales	0	0	(2,137)

Principal repayments	(12,861)	(20,053)	(25,905)

Net decrease	$(12,861)	(20,053)	(23,768)

Classified Assets and Delinquencies

Classification of Assets. Federal regulations require that each savings institution evaluate and classify its assets on a regular basis. In addition, in connection with examinations of savings institutions, the Office of the Comptroller of the Currency (OCC) and the Federal Deposit Insurance Corporation (FDIC) examiners may identify problem assets and, if appropriate, require them to be classified with an adverse rating. There are three adverse classifications: substandard, doubtful and loss. Assets classified as substandard have one or more defined weaknesses and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have the weaknesses of those classified as substandard, with additional characteristics that make collection in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset on the balance sheet of the institution is not warranted. Assets classified as substandard or doubtful require the institution to establish prudent specific allowances for loan losses. If an asset, or portion thereof, is classified as loss, the institution must charge off such amount. If an institution does not agree with an OCC or FDIC examiner’s classification of an asset, it may appeal the determination to the OCC District Director or the appropriate FDIC personnel, depending on the regulator.

On the basis of management’s review of its assets, at December 31, 2011, the Bank classified a total of $105.8 million of its loans and other assets as follows:

(Dollars in thousands)	One-to-Four Family	Real Estate Construction or Development	Commercial and Multi-family	Consumer	Commercial Business	Other Assets	Total
Substandard	$11,129	1,516	57,800	857	14,528	16,616	102,446
Doubtful	738	0	1,113	224	1,149	0	3,224
Loss	0	0	0	124	0	0	124

Total	$11,867	1,516	58,913	1,205	15,677	16,616	105,794

The Bank’s classified assets consist of non-performing loans and loans and other assets of concern discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations (incorporated by reference in Item 7 of Part II of this Form 10-K). See Note 5 of the Notes to Consolidated Financial Statements in the Annual Report for more information on classified assets. At December 31, 2011, these asset classifications were materially consistent with those of the OCC and FDIC.

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

The following table sets forth the Company’s loan delinquencies by loan type, amount and percentage of type at December 31, 2011 for loans past due 60 days or more.

	Loans Delinquent For:						Total Delinquent Loans
	60-89 Days			90 Days and Over
(Dollars in thousands)	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
One-to-four family real estate	3	$305	0.26%	6	$1,297	1.09%	9	$1,602	1.35%
Commercial real estate	2	79	0.03	12	13,281	5.46	14	13,360	5.49
Real estate construction or development	2	290	2.66	1	114	1.04	3	404	3.70
Consumer	6	374	0.60	5	387	0.62	11	761	1.22
Commercial business	3	112	0.10	7	4,026	3.69	10	4,138	3.79

Total	16	$1,160	0.20%	31	$19,105	3.29%	47	$20,265	3.49%

Loans delinquent for 90 days and over are non-accruing and are included in the Company’s non-performing asset total at December 31, 2011.

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

The investment strategy of the Company and the Bank has been directed toward a mix of high-quality assets (primarily government agency obligations) with short and intermediate terms to maturity. At December 31, 2011, the Company did not own any investment securities of a single issuer that exceeded 10% of the Company’s stockholder’s equity other than U.S. government agency obligations.

The Bank invests a portion of its liquid assets in interest-earning overnight deposits of the Federal Home Loan Bank of Des Moines (FHLB) and the Federal Reserve Bank of Minneapolis (FRB). Other investments include high grade medium-term (up to five years) federal agency notes, and a variety of other types of mutual funds that invest in adjustable rate mortgage-backed securities, asset-backed securities, repurchase agreements and U.S. Treasury and agency obligations. The Company invests in the same type of investment securities as the Bank and may also invest in taxable and tax exempt municipal obligations and corporate equities such as preferred and common stock. Refer to Note 3 of the Notes to Consolidated Financial Statements in the Annual Report for additional information regarding the Company’s securities portfolio (incorporated by reference in Item 8 of Part II of this Form 10-K).

The following table sets forth the composition of the Company’s securities portfolio, excluding mortgage-backed and related securities, at the dates indicated.

	December 31, 2011				December 31, 2010				December 31, 2009
(Dollars in thousands)	Amort Cost	Adjusted To	Market Value	% of Total	Amort Cost	Adjusted To	Market Value	% of Total	Amort Cost	Adjusted To	Market Value	% of Total
Securities available for sale:
U.S. Government agency obligations	$105,000	294	105,294	60.5%	$117,931	(48)	117,883	82.7%	$105,023	845	105,868	85.0%
Corporate preferred stock(1)	700	(525)	175	0.1	700	(525)	175	0.1	700	(525)	175	0.1

Subtotal	105,700		105,469	60.6	118,631		118,058	82.8	105,723		106,043	85.1
Federal Home Loan Bank stock	4,222		4,222	2.4	6,743		6,743	4.7	7,286		7,286	5.8

Total investment securities and Federal Home Loan Bank stock	109,922		109,691	63.0	125,374		124,801	87.5	113,009		113,329	90.9

Average remaining life of investment securities excluding
Federal Home Loan Bank stock	1.23 years				0.41 years				0.53 years
Other interest earning assets:
Cash equivalents	64,449		64,449	37.0	17,796		17,796	12.5	11,316		11,316	9.1

Total	$174,371		174,140	100.0%	$143,170		142,597	100.0%	$124,325		124,645	100.0%

Average remaining life or term to repricing of investment securities and other interest earning assets, excluding
Federal Home Loan Bank stock	0.76 years				0.36 years				0.48 years

(1)	Average life assigned to corporate preferred stock holdings is five years.

The composition and maturities of the investment securities portfolio, excluding FHLB stock, mortgage-backed and related securities, are indicated in the following table.

	December 31, 2011
	1 Year or Less	After 1 through 5 Years	After 5 through 10 Years	Over 10 Years	No Stated Maturity	Total Securities
(Dollars in thousands)	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Adjusted To	Market Value
Securities available for sale:
U.S. government agency securities(2)	$85,001	19,999	0	0	0	105,000	294	105,294
Corporate preferred stock	0	0	0	0	700	700	(525)	175

Total	$85,001	19,999	0	0	700	105,700	(231)	105,469

Weighted average yield(1)	1.11%	1.06%	0.00%	0.00%	4.74%	1.13%

(1)	Yields are computed on a tax equivalent basis. .
(2)	Callable U.S. government agency securities maturity date based on first available call date if security is anticipated to be called.

Mortgage-Backed and Related Securities. In order to supplement loan production and achieve its asset/liability management goals, the Company invests in mortgage-backed and related securities. All of the mortgage-backed and related securities owned by the Company are issued, insured or guaranteed either directly or indirectly by a U.S. Government Agency. The Company had $20.6 million of mortgage-backed and related securities classified as available for sale at December 31, 2011, compared to $33.5 million at December 31, 2010 and $53.6 million at December 31, 2009. The decrease in mortgage backed securities in 2011 and 2010 is the result of fewer purchases by the Company and normal repayments. Fewer mortgage-backed securities were purchased due to the low interest rate environment over the past several years and the Company’s desire to shorten the duration of new investment purchases. The collateralized mortgage obligations (CMOs) in the Company’s portfolio are issued by U.S. Government agencies and are not supported by subprime mortgages.

The contractual maturities of the mortgage-backed and related securities portfolio without any prepayment assumptions at December 31, 2011 are as follows:

(Dollars in thousands)	5 Years or Less	5 to 10 Years	10 to 20 Years	Over 20 Years	Dec. 31, 2011 Balance Outstanding
Securities available for sale:
Federal Home Loan Mortgage Corporation	$7,446	4,418	0	0	11,864
Federal National Mortgage Association	2,953	5,215	0	0	8,168
Collateralized Mortgage Obligations	0	274	339	0	613

Total	$10,399	9,907	339	0	20,645

Weighted average yield	4.20%	4.43%	5.50%	0.00%	4.33%

At December 31, 2011, the Company did not have any non-agency mortgage-backed or related securities in excess of 10% of its stockholders’ equity.

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

At December 31, 2011, the Company had $0 invested in CMOs that have floating interest rates that change either monthly or quarterly, compared to $1,000 at December 31, 2010 and $5,000 at December 31, 2009.

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

The variety of deposit accounts offered by the Bank has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. As customers have become more interest rate conscious, the Bank has become more susceptible to short-term fluctuations in deposit flows. The Bank manages the pricing of its deposits in keeping with its asset/liability management, profitability and growth objectives. Based on its experience, the Bank believes that its passbook and NOW accounts are relatively stable sources of deposits. However, the ability of the Bank to attract and maintain certificates of deposit and money market accounts, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. The decrease in deposits in 2011, 2010 and 2009 are the direct result of the Bank decreasing the amount of outstanding loans in order to improve capital ratios. Brokered deposits decreased $39.6 million, $103.1 million, and $91.8 million in 2011, 2010 and 2009, respectively, as the proceeds from loan payoffs were used to pay off the outstanding brokered deposits that matured during the year. Pursuant to a regulatory directive, the Bank cannot renew any existing brokered deposits or accept any new brokered deposits without prior consent of the OCC (as successor to the OTS).

The following table sets forth the savings flows at the Bank during the periods indicated.

	Year Ended December 31,
(Dollars in thousands)	2011	2010	2009
Opening balance	$683,230	796,011	880,505
Deposits	6,648,739	5,537,842	5,879,026
Withdrawals	(6,682,944)	(5,662,903)	(5,984,653)
Interest credited	7,152	12,280	21,133

Ending balance	656,177	683,230	796,011

Net decrease	$(27,053)	(112,781)	(84,494)

Percent decrease	(3.96)%	(14.17)%	(9.60)%

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by the Bank as of December 31:

	2011		2010		2009
(Dollars in thousands) Transaction and Savings Deposits(1):	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Non-interest checking	$113,188	18.3%	$96,581	14.1%	$80,330	10.1%
NOW Accounts – 0.06%(2)	64,783	10.4	94,205	13.8	103,998	13.0
Passbook Accounts – 0.17%(3)	36,071	5.8	33,973	5.0	31,068	3.9
Money Market Accounts – 0.46%(4)	108,876	17.6	114,357	16.7	125,008	15.7

Total Non-Certificates	$322,918	52.1%	$339,116	49.6%	$340,404	42.7%

Certificates:
0.00 – 0.99%	$72,768	11.7%	$41,311	6.1%	$16,615	2.1%
1.00 – 1.99%	134,567	21.8	142,742	20.9	113,916	14.3
2.00 – 2.99%	65,842	10.6	105,126	15.4	135,311	17.0
3.00 – 3.99%	22,583	3.6	50,529	7.4	138,152	17.4
4.00 – 4.99%	1,450	0.2	4,113	0.6	47,692	6.0
5.00 – 5.99%	0	0.0	293	0.0	3,921	0.5

Total Certificates	297,210	47.9	344,114	50.4	455,607	57.3

Total Deposits	$620,128	100.0%	$683,230	100.0%	$796,011	100.0%

(1)	Reflects weighted average rates paid on transaction and savings deposits at December 31, 2011.
(2)	The weighted average rate on NOW Accounts for 2010 was 0.11% and 2009 was 0.08%.
(3)	The weighted average rate on Passbook Accounts for 2010 was 0.15% and 2009 was 0.13%.
(4)	The weighted average rate on Money Market Accounts for 2010 was 0.75% and 2009 was 1.25%.

The following table shows rate and maturity information for the Bank’s certificates of deposit as of December 31, 2011.

(Dollars in thousands)
Certificate accounts maturing in quarter ending:	0.00-0.99%	1.00-1.99%	2.00-2.99%	3.00-3.99%	4.00-4.99%	Total	Percent of Total
March 31, 2012	$14,887	21,290	14,495	4,746	852	56,270	18.93%
June 30, 2012	10,947	10,822	7,402	15,026	46	44,243	14.89
September 30, 2012	14,421	18,696	24,305	348	194	57,964	19.50
December 31, 2012	11,550	13,134	3,944	138	301	29,067	9.78
March 31, 2013	6,957	21,951	3,247	580	46	32,781	11.03
June 30, 2013	7,696	7,166	6,392	347	0	21,601	7.27
September 30, 2013	3,179	11,179	642	276	0	15,276	5.14
December 31, 2013	1,327	3,977	139	497	11	5,951	2.00
March 31, 2014	13	14,199	472	131	0	14,815	4.98
June 30, 2014	82	4,859	249	152	0	5,342	1.80
September 30, 2014	191	4,074	836	101	0	5,202	1.75
December 31, 2014	1,466	457	815	85	0	2,823	0.95
Thereafter	52	2,763	2,904	156	0	5,875	1.98

Total	$72,768	134,567	65,842	22,583	1,450	297,210	100.00%

Percent of total	24.48%	45.28%	22.15%	7.60%	0.49%	100.00%

The following table indicates the amount of the Bank’s certificates of deposit and other deposits by time remaining until maturity as of December 31, 2011.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
(Dollars in thousands)
Certificates of deposit less than $100,000	$41,579	36,413	60,070	62,719	200,781
Certificates of deposit of $100,000 or more	14,294	7,676	26,438	46,944	95,352
Public funds less than $100,000(1)	48	11	218	3	280
Public funds of $100,000 or more(1)	348	144	305	0	797

Total certificates of deposit	$56,269	44,244	87,031	109,666	297,210
Passbook of $100,000 or more	$168,400	0	0	0	168,400
Accounts of $100,000 or more	$183,042	7,820	26,743	46,944	264,549

(1)	Deposits from governmental and other public entities.

For additional information regarding the composition of the Bank’s deposits, see Note 10 of the Notes to Consolidated Financial Statements in the Annual Report (incorporated by reference in Item 8 of Part II of this Form 10-K). For additional information on certificate maturities and the impact on the Company’s liquidity see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” of the Annual Report (incorporated by reference in Item 7 of Part II of this Form 10-K).

Borrowings. The Bank’s other available sources of funds include advances from the FHLB and other borrowings from the Federal Reserve Bank (FRB). As a member of the FHLB of Des Moines, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions. Consistent with its asset/liability management strategy, the Bank has utilized FHLB advances from time to time to fund loan demand and extend the term to maturity of its liabilities. The Bank also uses short-term FHLB and FRB borrowings to offset short term cash needs due to deposit outflows or loan fundings. At December 31, 2011, the Bank had $70.0 million of FHLB advances and no FRB borrowings outstanding. All of the outstanding advances at December 31, 2011 have quarterly call provisions which allow the FHLB to request that the advance be paid back or refinanced at the rates then being offered by the FHLB. On such date, the Bank had a collateral pledge arrangement with the FHLB pursuant to which the Bank may borrow up to an additional $75.9 million for liquidity purposes, subject to approval from the FHLB. The Bank also had the ability to draw additional borrowings of $60.0 million from the FRB based upon the loans that were pledged as collateral at December 31, 2011. Refer to the information on pages 24 and 25 under the caption “Liquidity and Capital Resources” in the Annual Report and Note 11 of the Notes to Consolidated Financial Statements in the Annual Report for more information on FHLB advances and FRB borrowings (incorporated by reference in Items 7 and 8 of Part II of this Form 10-K).

Service Corporations of the Bank

As a federally chartered savings bank, the Bank is permitted by OCC regulations to invest up to 2% of its assets in the stock of, or loans to, service corporation subsidiaries, and may invest an additional 1% of its assets in service corporations where these additional funds are used for inner-city or community development purposes. In addition to investments in service corporations, federal institutions are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities in which a federal savings bank may engage directly.

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

Other Corporations Owned by the Company

HMN has one other wholly owned subsidiary, SFC, which is currently not actively engaged in any activities.

Employees

At December 31, 2011, the Company had a total of 219 employees, of which 192 were full-time employees. None of the employees of the Company or its subsidiaries are represented by any collective bargaining unit. Management considers its employee relations to be good.

Regulation and Supervision

The banking industry is highly regulated. As a savings and loan holding company, the Company is presently subject to regulation by the Federal Reserve Board (FRB). The Bank, a federally-chartered savings association, is also subject to extensive regulation and examination by the Office of the Comptroller of the Currency (OCC), which is the Bank’s primary federal regulator. The FDIC also has authority to regulate the Bank. Subsidiaries of the Company and the Bank may also be subject to state regulation and/or licensing in connection with certain insurance and investment activities. The Company and the Bank are subject to numerous laws and regulations. These laws and regulations impose restrictions on activities, set minimum capital requirements, impose lending and deposit restrictions and establish other restrictions. References in this section to applicable statutes and regulations are brief and incomplete summaries only. You should consult the statutes and regulations for a full understanding of the details of their operation. Changes in statutes, regulation or regulatory policies applicable to the Bank or the Company, including interpretation or implementation thereof, could have a material effect on the Company’s business.

The Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the President signed the Dodd-Frank Wall Street Reform and Consumer Protection Act ( Dodd-Frank Act). This new law significantly changes the regulatory structure for financial institutions and their holding companies and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act (i) restructured the federal bank regulatory structure and abolished the OTS; (ii) created a new consumer protection agency called the Consumer Financial Protection Bureau (CFPB); (iii) provided the U.S. Department of the Treasury, FDIC and the FRB orderly liquidation powers to close large financial (including non-bank) institutions; (iv) established a new Financial Stability Oversight Council (FSOC) to identify and respond to emerging risks throughout the financial system; (v) adopted new standards for the mortgage industry; (vi) established new federal regulation of the derivatives market; (vii) restricts proprietary trading by depository institutions and their holding companies; (viii) requires large, complex financial companies to prepare plans for their wind up; (ix) established new regulation of the securitization market requiring enhanced disclosure and retention of risk requirements; (x) places strict limits on debit card interchange fees charged by depository institutions to retailers; (xi) established new and enhanced compensation and corporate governance oversight for the financial services industry; (xii) adopted new federal hedge fund regulation; (xiii) established new fiduciary duties and regulation of broker dealers, investment companies and investment advisors; (xiv) requires the federal banking agencies to adopt new and enhanced capital standards for all depository institutions and, for the first time, requires specific capital standards for savings and loan holding companies; (xv) narrows the scope of federal preemption for national banks and federal thrifts; and (xvi) places a moratorium on ownership of industrial loan and credit card banks by non-financial companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

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

In accordance with the Dodd-Frank Act, the OTS was integrated into the Office of the Comptroller of the Currency (OCC) on July 21, 2011 and the primary banking regulator for the Company became the Federal Reserve Board. The FRB supervises and regulates all savings and loan holding companies, including the Company, that were formerly regulated by the OTS. The Dodd-Frank Act also codifies the FRB’s so-called “source of strength” doctrine. While the OTS has suggested the SLHCs were to serve as a “source of support”, the OTS did not have a formal policy. The source of strength doctrine requires financial institution holding companies, such as the Company, to provide financial assistance to their subsidiary financial institutions in the event of financial distress. The Dodd-Frank Act and applicable FRB regulations now subject all SLHCs to the source-of-strength doctrine. The regulation does not explicitly authorize the FRB to compel an SLHC to recapitalize a subsidiary savings association but the FRB does have broad enforcement authority over SLHCs. The practical impact of this for the Company is still unclear. It may mean that the Company should be able to demonstrate its ability to access the capital markets for additional funds. The Dodd-Frank Act does not directly alter grandfathered unitary SLHCs’ ability to engage in non-financial activities. However, the FRB now has the authority to require a grandfathered unitary SLHC to form an intermediate holding company to serve as the direct parent of a thrift and it is possible that the FRB would impose other restrictions if the Company sought to engage in non-financial activities.

Acquisitions by Savings and Loan Holding Companies. Acquisition of a savings association or a savings and loan holding company is generally subject to FRB approval and the public must have an opportunity to comment on the proposed acquisition. Without prior approval from the FRB, the Company may not acquire, directly or indirectly, control of another savings association.

Examination and Reporting. Under HOLA and FRB regulations, the Company, as a SLHC, must file periodic reports with the FRB. In addition, the Company must comply with FRB record keeping requirements and is subject to holding company examination by the FRB. The FRB may take enforcement action if the activities of a SLHC constitute a serious risk to the financial safety, soundness or stability of a subsidiary savings association.

Affiliate Transactions. The Bank, as a holding company subsidiary that is a depository institution, is subject to both qualitative and quantitative limitations on transactions with the Company and the Company’s other subsidiaries. See “Transactions with Affiliates and Insiders”.

Capital Adequacy. The Company entered into a Supervisory Agreement with the OTS effective February 22, 2011. The Supervisory Agreement required that the Company submit a capital plan by May 31, 2011 (and thereafter the plan shall be updated on an annual basis commencing January 31, 2012) for approval by the OTS (the “Capital Plan”), which had to include a proposed minimum tangible equity capital ratio commensurate with the Company’s consolidated risk profile, projections demonstrating the Company’s ability to attain and maintain the minimum tangible equity capital ratio including detailed scenarios to stress-test such ratio. In addition, the Supervisory Agreement requires that the Company: (i) not declare, make or pay any cash dividends on any of its stock or make any other capital distributions or purchase or redeem any of its stock without the prior consent of the FRB; (ii) not incur any debt or pay any interest or principal payments thereon, increase any current lines of credit or guarantee the debt of any entity without the prior consent of the FRB; (iii) comply with existing notification requirements pursuant to the applicable rules and regulations of the FRB with respect to changes in directors and certain executive officers; (iv) not make any golden parachute payment unless such payment complies with the applicable rules and regulations of the FDIC; and (v) not enter into any new contractual arrangement or renew or revise any existing contractual arrangement related to compensation or benefits with any director or certain executive officers without the prior consent of the FRB, with any such arrangement to comply with all applicable rules and regulations of the FRB and FDIC. In addition, beginning in July 2015, for the first time SLHCs, including the Company, will be subject to formal capital requirements. As such, the Company will be required to hold capital in the same amount and of the same type that is required for insured depository institutions. The Bank is already subject to various capital requirements. See “Capital Requirements”. In accordance with the Company’s Supervisory Agreement, we submitted a two year capital plan by May 31, 2011 to the OTS upon which the FRB may make comments, and to which the FRB may require revisions. The Company submitted an updated two-year capital plan in January 2012. The failure of the Company to meet the anticipated earnings and capital forecasts set forth in its capital plan resulted in a single exception of noncompliance with its Supervisory Agreement as of December 31, 2011.

Bank Regulation

Pursuant to the Dodd-Frank Act, the OTS bank regulatory powers were transferred to other agencies on July 21, 2011, and the OTS was subsequently abolished. As a result, the OCC became the Bank’s primary federal regulator. Rulemaking with respect to consumer financial protection functions was transferred to the CFPB and examination and enforcement of consumer protection and safety and soundness requirements are with the OCC.

As a federally-chartered savings association, the Bank is subject to regulation and supervision by the OCC. Federal law authorizes the Bank, as a federal savings association, to conduct, subject to various conditions and limitations, business activities that include: accepting deposits and paying interest on them; making and buying loans secured by residential and other real estate; making a limited amount of consumer loans; making a limited amount of commercial loans; investing in corporate obligations, government debt securities, and other securities; and offering various banking, trust, securities and insurance agency services to its customers.

Savings associations are expected to conduct lending activities in a prudent, safe and sound manner. The OCC regulates the safety and soundness of the Bank by enforcing statutory limits on the Bank’s lending and investment powers. OCC regulations set aggregate limits on certain types of loans including commercial business, commercial real estate, and consumer loans. OCC regulations also establish limits on loans to a single borrower. As of December 31, 2011, the Bank’s lending limit to one borrower was approximately $11.9 million. A federal savings association generally may not invest in noninvestment-grade debt securities. A federal savings association may establish subsidiaries to conduct any activity the association is authorized to conduct and may establish service corporation subsidiaries for limited preapproved activities.

The Bank entered into a Supervisory Agreement with the OTS effective February 22, 2011. The Supervisory Agreement required that the Bank submit an updated business plan by May 31, 2011 (and thereafter the plan shall be updated on an annual basis commencing January 31, 2012) for approval by the OTS (the “Business Plan”), including strategies to ensure that the Bank has the financial and personnel resources necessary to implement the Business Plan and maintain compliance with applicable regulatory capital requirements, plans to improve the Bank’s core earnings and achieve profitability, financial projections and strategies to stress-test and adjust earnings forecasts based on results of operations, economic conditions and quality of the Bank’s loan portfolio. In addition, the Supervisory Agreement requires that the Bank (i) submit a detailed plan to reduce the Bank’s level of “problem assets” which must address quarterly targets for the level of problem assets as a percentage of Tier 1 (Core) Capital plus the allowance for loan and lease losses (“ALLL”) and a description of methods for attaining such targets as well as specific workout plans for certain adversely classified loans (generally those in excess of $1,000,000); (ii) revise its loan modification policy; (iii) revise its program for identifying, monitoring and controlling risk associated with concentrations of credit; (iv) revise its documentation of its policies and procedures relating to the calculation of ALLL; (v) not declare or pay any dividends or make any other capital distributions without at least 30 days prior written notice to, and approval of, the OCC; (vi) not increase its total assets during any quarter in excess of the net interest credited on deposit liabilities during the prior quarter without the consent of the OCC; and (vii) not enter into any significant arrangement or contract with a third party service provider without the prior consent of the OCC. The Supervisory Agreement also provides that the Bank is subject to restrictions on changes in directors and certain executive officers, golden parachute payments and employment and compensatory arrangements as applicable to the Company pursuant to the Company’s Supervisory Agreement. In accordance with the Bank’s Supervisory Agreement, the Bank submitted a two year business plan by May 31, 2011 and the OCC accepted the plan with the expectation that the Bank will meet the capital requirements in connection with the IMCR described below. The Bank submitted an updated two-year plan in January 2012 to the OCC. The failure of the Bank to meet the anticipated earnings and capital forecasts set forth in its business plan resulted in a single exception of noncompliance with its Supervisory Agreement as of December 31, 2011.

Qualified Thrift Lender Test. Savings associations, including the Bank, must be qualified thrift lenders (QTLs). A savings association generally satisfies the QTL requirement if at least 65% of a specified asset base consists of things such as loans to small businesses and loans to purchase or improve domestic residential real estate. Savings associations may qualify as QTLs in other ways. Savings associations that do not qualify as QTLs are subject to significant restrictions on their operations. If the Bank fails to meet QTL requirements, the Bank and the Company would face certain limitations, including potential enforcement action by the OCC. As of December 31, 2011, the Bank met the QTL test.

OTS/OCC Assessments. HOLA authorized the OTS to charge assessments to recover the costs of examining savings associations, holding companies, and their affiliates. The assessment was done semi-annually, and was based on three factors: 1) asset size; 2) condition; and 3) complexity of the institution. The Bank’s and the Company’s OTS assessments for the year ended December 31, 2011, were approximately $179,000 for the period of time they were regulated by the OTS. While all SHLCs were subject to examination fees from the OTS, the FRB has not assessed fees for its examination function. The National Bank Act authorizes the OCC to fund the expenses of its operations through assessments and the Bank’s OCC assessments for the portion of 2011 that the Bank was regulated by the OCC were approximately $144,000.

Transactions with Affiliates and Insiders. Savings associations, like banks, are subject to affiliate and insider transaction restrictions. The restrictions prohibit or limit a savings association from extending credit to, or entering into certain transactions with affiliates, principal stockholders, directors and executive officers of the savings association and its affiliates. The term “affiliate” generally includes a holding company, such as the Company, and any company under common control with the savings association. Federal law limits transactions between the Bank and any one affiliate to 10% of the Bank’s capital and surplus and with all affiliates in the aggregate to 20%. In addition, the federal law governing unitary savings and loan holding companies prohibits the Bank from making any loan to any affiliate whose activity is not permitted for a subsidiary of a bank holding company. This law also prohibits the Bank from making any equity investment in any affiliate that is not its subsidiary. The Bank is currently in compliance with these requirements. The Dodd-Frank Act expanded the limitations on transactions with affiliates to cover transactions that create credit risk. Covered transaction now includes derivatives and the borrowing and lending of securities. Repurchase agreements with affiliates are now subject to collateralization requirements. This change is not expected to affect the Bank or the Company.

Dividend Restrictions. Federal law limits the ability of a depository institution, such as the Bank, to pay dividends or make other capital distributions. The Bank, as a subsidiary of a savings and loan holding company, must file a notice with the OCC before payment of a dividend or approval of a proposed capital distribution by its board of directors and must obtain prior approval from the OCC if it fails to meet certain regulatory conditions. The Bank did not declare or distribute any dividends to the Company in 2011. In addition, the Bank Supervisory Agreement states that the Bank may not declare or pay any dividends or make any other capital distributions without at least 30 days prior written notice to, and approval of, the OCC.

The Bank is the primary source of cash for the Company. At December 31, 2011, the Company had $1.4 million in cash and other assets that could readily be turned into cash. The Company has deferred each payment on the outstanding series A preferred stock that was due since February 15, 2011 in order to preserve cash for potential future needs. If the Bank does not obtain regulatory approval for any future dividends from the Bank to the Company or is otherwise unable to fund future dividends, the Company may be required to find other sources of liquidity for the payment of expenses and other needs beyond 2012.

Deposit Insurance. The FDIC insures the deposits of the Bank through the Deposit Insurance Fund (DIF). The DIF is funded by assessments of FDIC members such as the Bank. The FDIC applies a risk-based system for setting deposit insurance assessments. Under the risk-based assessment system, an institution’s insurance assessments vary according to the level of capital the institution holds and the degree to which it is the subject of supervisory concern.

The Dodd-Frank Act instituted three significant changes that modify the way DIF is managed by the FDIC and capitalized. Some of the changes will not impact the Bank or the Company as they only apply to insured depository institutions with more than $10 billion is assets. The changes to DIF are as follows: (i) the assessment base on which deposit insurance is determined is modified to base assessments on the average total consolidated assets of an insured depository institution minus the sum of average tangible equity of the insured depository institution during the assessment period, which increases the assessment burden on larger banks (which tend to rely more heavily on non-deposit liabilities than smaller banks); (ii) the DIF reserve ratio floor is raised from 1.15% to 1.35% (complete implementation of the higher reserve ratio is to be fully implemented by September 30, 2020, offsetting for the impact of deposit insurance assessments on institutions with less than $10 billion in consolidated assets, meaning that assessments on larger institutions will be responsible for the 20 basis point increase); and (iii) a requirement that the FDIC pay dividends to insured depository institutions whenever the DIF exceeds a reserve ratio of 1.35% is repealed.

In December 2009, the Bank was required to make a prepayment of $5.0 million, which represented an estimate of FDIC assessments for the fourth quarter of 2009 and for the years 2010, 2011 and 2012. This amount was set up as a prepaid expense at December 31, 2009 and is being expensed quarterly as the FDIC charges are assessed. The amount of prepaid deposit insurance expense remaining at December 31, 2011 is approximately $1.6 million. During 2011, the Bank was assessed approximately $1.3 million for the DIF.

In addition to deposit insurance assessments, the FDIC is authorized to collect assessments against insured deposits to be paid to the Financing Corporation (FICO) to service the FICO debt incurred in the 1980’s. The FICO assessment rate is adjusted quarterly. In 2011, the Bank paid a FICO assessment of approximately $60,000.

Other Deposit Insurance-Related Issues. On October 14, 2008, the FDIC announced a temporary program designed to maintain liquidity in the U.S. banking system. The FDIC referred to the program as the Temporary Liquidity Guarantee Program (TLGP) and it had two parts. Participation in both parts of the TLGP was voluntary, and the Company chose to participate in both parts. The first part of the program called the Transaction Account Guarantee Program (TAGP) provided unlimited FDIC insurance coverage on “non-interest bearing transaction accounts” through December 31, 2010. The second part of the program called the Debt Guarantee Program (DGP) allowed the Company to issue debt securities fully guaranteed by the FDIC. The DGP and a related guarantee facility expired in 2010. Neither the Company nor the Bank issued debt under the DGP or its related facility.

Both parts of the TLGP are funded through assessments on participating institutions. During 2011, neither the Company nor the Bank paid premiums on the DGP as neither issued any guaranteed debt. No additional premiums were paid in 2011 relating to its participation in the TAGP as the FDIC incorporated these costs into the revised premium structure implemented during the year.

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

The Dodd-Frank Act also repealed the existing prohibition on banks paying interest on business checking accounts. Effective July 21, 2011, banks became eligible to pay interest on business checking accounts.

Capital Requirements and Prompt Corrective Action Requirements. The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Tier I (Core) capital, and Risk-based capital (as defined in the regulations) to total assets (as defined). The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) established five capital categories: 1) well-capitalized; 2) adequately capitalized; 3) undercapitalized; 4) significantly undercapitalized; and 5) critically undercapitalized. The activities in which a depository institution may engage and regulatory responsibilities of federal bank regulatory agencies vary depending upon whether an institution is well-capitalized, adequately capitalized or under capitalized. Under capitalized institutions are subject to various restrictions such as limitations on dividends and growth. A depository institution’s prompt corrective action capital category depends upon where its capital levels are in relation to relevant capital measures, which include a risk-based capital measure and certain other factors. The federal banking agencies (including the OCC) adopted regulations that implement this statutory framework. Under these regulations, an institution is generally treated as well-capitalized if its ratio of total capital to risk-weighted assets is 10.00% or more, its ratio of core capital to risk-weighted assets is 6.00% or more, its ratio of core capital to adjusted total assets (leverage ratio) is 5.00% or more, and it is not subject to any federal supervisory order or directive to meet a specific capital level. In order to be adequately capitalized, an institution must have a total risk-based capital ratio of not less than 8.00%, a Tier 1 risk-based capital ratio of not less than 4.00%, and a leverage ratio of not less than 4.00%. Any institution that is neither well-capitalized nor adequately capitalized will be considered undercapitalized.

In addition to the capital standards of the prompt corrective action regulations, the OCC has established an individual minimum capital requirement (IMCR) for the Bank. An IMCR requires a bank to establish and maintain levels of capital greater than those generally required for a bank to be classified as “well-capitalized.” Effective December 31, 2011, the Bank was required to establish, and subsequently maintain, core capital at least equal to 8.5% of adjusted total assets, which was in excess of the Bank’s 7.14% core capital to adjusted total assets ratio at December 31, 2011. The Bank would have needed $10.8 million in additional capital at December 31, 2011 to meet the minimum core capital ratio set by the OCC. In February 2012, the Bank received a notice from the OCC arising out of its failure to establish and maintain its IMCR of 8.5% core capital to adjusted total assets at December 31, 2011. By April 30, 2012, the Bank must submit to the OCC a further written capital plan of how it will achieve and maintain its IMCR, and a contingency plan in the event the IMCR is not achieved through the Bank’s primary plan. The Bank’s failure to comply with the terms of the IMCR is deemed an unsafe and unsound banking practice.

The Bank is also subject to a Supervisory Agreement with the OCC, more fully described above, which included requirements to submit a business plan. At December 31, 2011, the Bank was not in compliance with this plan because earnings and capital did not meet forecasted levels in this plan as of that date.

At December 31, 2011, the Bank’s capital amounts and ratios are presented for (a) actual capital, (b) required capital and ratios under the Prompt Corrective Actions regulations, and (c) required capital and ratios under the IMCR to which the Bank is subject:

			Prompt Corrective Action Regulations
	Actual		Required to be Adequately Capitalized		Required to be Well Capitalized		Individual Minimum Capital Requirement
(Dollars in thousands)	Amount	Percent of Assets(1)	Amount	Percent of Assets(1)	Amount	Percent of Assets(1)	Amount	Percent of Assets(1)
Tier I or core capital	$56,314	7.14%	$31,560	4.00%	39,450	5.00%	$67,064	8.50%
Tier I risk-based capital	56,314	9.61	23,441	4.00	35,162	6.00	N/A	N/A
Risk-based capital to risk-weighted assets	63,639	10.86	46,883	8.00	58,603	10.00	N/A	N/A

(1)	Based upon the Bank’s adjusted total assets for the purpose of the Tier I or core capital ratios and risk-weighted assets for the purpose of the risk-based capital ratio.

Management believes that, as of December 31, 2011, the Bank’s capital ratios were in excess of those quantitative capital ratio standards set forth under the prompt corrective action regulations described above. Further, it is the Bank’s understanding that the failure of the Bank to satisfy the IMCR at December 31, 2011 does not by itself affect the Bank’s status as “well-capitalized” within the meaning of these prompt corrective action regulations. However, there can be no assurance that the Bank will continue to maintain such status in the future. In light of the failure to satisfy the IMCR and the Bank Supervisory Agreement and current operating and financial condition of the Bank, the OCC has extensive discretion in its supervisory and enforcement activities, and can downgrade the Bank’s prompt corrective action capital category by one level.

Under applicable banking regulations, the failure to satisfy the terms of the Supervisory Agreements and the IMCR, and failure to otherwise comply with applicable requirements as they arise, could subject the Company, the Bank and its directors and officers to such restrictions, legal actions or sanctions as the OCC considers appropriate. Possible sanctions include among others (i) the imposition of one or more cease and desist orders requiring corrective action, which are enforceable directives that may address any aspect of the Company or Bank management, operations or capital, including requirements to change management, raise equity capital, dispose of assets or effect a change of control; (ii) civil money penalties; and (iii) downgrades in the capital adequacy status of the Company and the Bank. These regulatory actions may significantly restrict the ability of the Company and the Bank to take operating and strategic actions that may be in the best interests of stockholders or compel the Company and the Bank to take operating and strategic actions that are not potentially in the best interests of stockholders.

Other Regulations and Examination Authority. The FDIC has adopted regulations to protect the DIF and depositors, including regulations governing the deposit insurance of various forms of accounts. Federal regulation of depository institutions is intended for the protection of depositors, and not for the protection of stockholders or other creditors. In addition, federal law requires that in any liquidation or other resolution of any FDIC-insured depository institution, claims for administrative expenses of the receiver and for deposits in U.S. branches (including claims of the FDIC as subrogee of the insured institution) shall have priority over the claims of general unsecured creditors.

The OCC may sanction any OCC-regulated bank that does not operate in accordance with OCC regulations, policies and directives. The FDIC has additional authority to terminate insurance of accounts, after notice and hearing, upon a finding that the insured institution is or has engaged in any unsafe or unsound practice that has not been corrected, is operating in an unsafe or unsound condition, or has violated any applicable law, regulation, rule, or order of or condition imposed by the FDIC.

Federal Home Loan Bank (FHLB) System. The Bank is a member of the FHLB of Des Moines, which is one of the 12 regional Federal Home Loan Banks (FHBs). The primary purpose of the FHBs is to provide funding to their saving association members in support of the home financing credit function of the members. Each FHB serves as a reserve or central bank for its members within its assigned region. FHBs are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. FHBs make loans or advances to members in accordance with policies and procedures established by the board of directors of the FHB. These policies and procedures are subject to the regulation and oversight of the Federal Housing Financing Board. All advances from an FHB are required to be fully secured by sufficient collateral as determined by the FHB. Long-term advances are required to be used for residential home financing and small business and agricultural loans.

As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines. As of December 31, 2011, the Bank had $4.2 million in FHLB stock, which was in compliance with this requirement. The Bank receives dividends on its FHLB stock. In 2011, the dividend rate was 3.0%. Over the past five calendar years, dividends have averaged approximately 3.08%. However, the FHLB has notified its members that it is changing its dividend philosophy in 2012 which is anticipated to decrease the dividend rate paid on the Bank’s outstanding FHLB stock.

Other Regulation. Under Federal Reserve Board regulations, the Bank is required to maintain reserves against transaction accounts (primarily interest-bearing and noninterest-bearing checking accounts). Historically, reserves generally have been maintained in cash or in noninterest-bearing accounts, thereby effectively increasing an institution’s cost of funds. These regulations generally require that the Bank maintain reserves against net transaction accounts. The reserve levels are subject to adjustment by the Federal Reserve Board. The policy of not paying interest on reserves was changed on October 6, 2008. The Federal Reserve Board will utilize the rate of interest paid on reserves to conduct monetary policy. A savings association, like other depository institutions maintaining reservable accounts, may, under certain conditions, borrow from the Federal Reserve Bank discount window.

Numerous other regulations promulgated by the Federal Reserve Board, CFPB or the OCC affect the business operations of the Bank. These include regulations relating to privacy, equal credit access, electronic fund transfers, collection of checks, lending and savings disclosures, and availability of funds.

Community Reinvestment Act. The Community Reinvestment Act (CRA) requires financial institutions regulated by the federal financial supervisory agencies to ascertain and help meet the credit needs of their delineated communities, including low-to moderate-income neighborhoods within those communities, while maintaining safe and sound banking practices. The regulatory agency assigns one of four possible ratings to an institution’s CRA performance and is required to make public an institution’s rating and written evaluation. The four possible ratings of meeting community credit needs are outstanding, satisfactory, needs improvement and substantial noncompliance. Under regulations that apply to all CRA performance evaluations after July 1, 1997, many factors play a role in assessing a financial institution’s CRA performance. The institution’s regulator must consider its financial capacity and size, legal impediments, local economic conditions and demographics, including the competitive environment in which it operates. The evaluation does not rely on absolute standards, and the institutions are not required to perform specific activities or to provide specific amounts or types of credit. The Bank maintains a CRA statement for public viewing, as well as an annual CRA highlights document. These documents describe the Bank’s credit programs and services, community outreach activities, public comments and other efforts to meet community credit needs. The Bank’s last CRA exam was January 18, 2011 and the Bank received a “satisfactory” rating under the Intermediate Small Savings Association criteria.

Bank Secrecy Act. The Bank Secrecy Act (BSA) requires financial institutions to verify the identity of customers, keep records and file reports that are determined to have a high degree of usefulness in criminal, tax and regulatory matters, and to implement counter-money laundering programs and compliance procedures. The impact on Bank operations from the BSA depends on the types of customers served by the Bank.

Troubled Asset Relief Program – Capital Purchase Program

On October 3, 2008, the federal government enacted the Emergency Economic Stabilization Act of 2008 (EESA). EESA was enacted to provide liquidity to the U.S. financial system and lessen the impact of accelerating economic problems. The EESA included broad authority. The centerpiece of the EESA was the Troubled Asset Relief Program (TARP). EESA’s broad authority was interpreted to allow the U.S. Treasury to purchase equity interests in both healthy and troubled financial institutions. The equity purchase program is commonly referred to as the Capital Purchase Program (CPP). The Company elected to participate in the CPP and sold series A preferred stock to the U.S. Treasury in December 2008. As a participant in the CPP, the Company is subject to the regulatory requirements of the EESA, as amended, and the interim final rule published on June 15, 2009, 31 C.F.R. Part 30, TARP Standards for Compensation and Corporate Governance (“IFR”). Among other things, current executive compensation and corporate governance requirements (i) prohibit any bonus, retention award or incentive compensation to our five most highly compensated employees unless it is in the form of long-term restricted common stock that does not vest in the first two years after it is issued and that cannot be transferred except as permitted under a schedule based on the Company’s redemption of the preferred stock; (ii) prohibit payment of severance for any reason to our executive officers and any of the next five most highly compensated employees; (iii) require us to recover from our executive officers and the next 20 most highly compensated employees any bonus, retention award or incentive compensation when based on materially inaccurate earnings, revenues, gains or other criteria, (iv) require us to permit a non-binding stockholder vote on executive pay; (v) required Treasury to conduct a review of bonuses, retention awards and other compensation paid to our executive officers and the next 20 most highly compensated employees to determine whether such payments were inconsistent with the EESA and TARP or were otherwise contrary to the public interest and to seek their recovery if so; (vi) prohibit incentive compensation to executive officers that encourages unnecessary and excessive risks that threaten the value of our Company; (vii) require adoption of an excessive or luxury expenditures policy that sets forth written standards applicable to the Company and its employees regarding excessive expenditures for entertainment events, office and facilities renovations, aviation or other transportation services and other similar items, activities or events; (viii) prohibit tax gross ups to any executive officer or the next 20 most highly compensated employees; and (ix) require our compensation committee to periodically review employee compensation plans in light of the risks posed to the Company and take steps to limit those risks. These restrictions apply to us so long as Treasury holds any of our securities (unless it holds only our warrants). The Company deferred the payment on the outstanding series A preferred stock that was due on February 15, 2011 in order to preserve cash for potential future needs. Under the terms of the certificate of designations for the preferred stock, dividend payments may be deferred without default, but the dividend is cumulative and, if the Company fails to pay dividends for six quarters, whether or not consecutive, the Treasury will have the right to elect two persons to the Company’s board of directors. The Company has failed to make each required dividend payment on the outstanding series A preferred stock commencing with February 15, 2011. The five unpaid and accrued dividend payments total $1.6 million. At this time, the Company does not anticipate making any payment of dividends on the series A preferred stock during 2012. As a result, in accordance with the terms of the series A preferred stock, should the Company fail to make the May 15, 2012 dividend payment, the Treasury, as the sole holder of the series A preferred stock, will have the right at the next annual or special meeting of stockholders, and thereafter until all accrued and unpaid dividends are paid, to elect up to two persons to our board of directors.

EXECUTIVE OFFICERS

Officers are chosen by and serve at the discretion of the Board of Directors of the Company and the Bank. There are no family relationships among any of the directors or officers of the Company and the Bank. The business experience of each executive officer of both the Company and the Bank is set forth below.

Bradley C. Krehbiel, age 53. Mr. Krehbiel has been a director of the Company since November 2009 and he has been President of the Bank since January 2009 and President of the Company since April 2010. Prior to that, he had been the Executive Vice President of the Bank since 2004. Mr. Krehbiel joined the Bank as Vice President of Business Banking in 1998. Prior to his employment at the Bank, Mr. Krehbiel held several positions in the financial services industry, including six years as a private banking consultant.

Jon J. Eberle, age 46. Mr. Eberle is Chief Financial Officer, Senior Vice President and Treasurer of the Company and the Bank. Mr. Eberle has held such positions since 2003. Prior to that he served as a Vice President since 2000 and as the Controller since 1998. From 1994 to 1998, he served as the Director of Internal Audit for the Company and the Bank. Prior to his employment at the Bank, Mr. Eberle worked for six years as a certified public accountant with a national accounting firm.

Lawrence D. McGraw, age 48. Mr. McGraw is the Chief Credit Officer and Senior Vice President of the Bank. Mr. McGraw has held such positions since February 2010. Prior to his employment at the Bank, Mr. McGraw served as Regional President and Chief Banking Officer of United Prairie Bank from January 2005 until February 2010. He also served as the President and Chief Executive Officer of their Owatonna location from January 2001 to January 2005. Prior to his tenure with United Prairie Bank, Mr. McGraw held various positions with Farmers and Merchants Savings Bank, Waukon State Bank and the FDIC.

Dwain C. Jorgensen, age 63. Mr. Jorgensen has served as Senior Vice President of Technology, Facilities and Compliance of the Company and Bank since 2007. From 1998 to 2007, he served as Senior Vice President of Operations of the Company and the Bank. From 1989 to 1998, he served as Vice President, Controller and Chief Accounting Officer of the Company and the Bank. From 1983 to 1989, Mr. Jorgensen was an Assistant Vice President and Operations Officer for the Bank.

Susan K. Kolling, age 60. Ms. Kolling has been a director of the Company since 2001. Ms. Kolling served as a Vice President of the Bank from 1992 to 1994 and has served as a Senior Vice President of the Bank and the Company since 1995. In addition, from 1997 to 2003, Ms. Kolling was an owner of Kolling Family Corp. which does business as Valley Home Improvement, a retail lumber yard. Ms. Kolling became a director of Kolling Family Corp. in 2004.

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

The Company and the Bank are subject to the restrictions and conditions of the Supervisory Agreements and IMCR with the Office of the Comptroller of the Currency (OCC) and the Federal Reserve Board (FRB). The Bank failed to comply with the IMCR at December 31, 2011 and the Bank and the Company are not in full compliance with the Supervisory Agreements. Failure to comply with the Supervisory Agreements and IMCR could result in enforcement actions against us, including the imposition of cease and desist orders and monetary penalties.

The Company and the Bank each entered into Supervisory Agreements effective February 22, 2011 with the Office of Thrift Supervision (OTS) (predecessor prior to July 21, 2011 to the OCC, the Bank’s primary banking regulator, and to the FRB, the Company’s primary banking regulator). The Supervisory Agreements supersede the memoranda of understanding between the Company and the Bank and the OTS dated December 9, 2009. In accordance with the Company’s Supervisory Agreement, the Company submitted a two year capital plan by May 31, 2011 to the OTS upon which the FRB may make comments, and to which the FRB may require revisions. The Company submitted an updated two-year capital plan in January of 2012. We must operate within the parameters of the final capital plan and are required to monitor and submit periodic reports on our compliance with the plan. Also, under the Company’s Supervisory Agreement, without the consent of the FRB, we may not incur or issue any debt, guarantee the debt of any entity, declare or pay any cash dividends or repurchase any of our capital stock, enter into any new contractual arrangement or renew or extend any existing arrangement relating to compensation or benefits with any director or executive officer, or make any golden parachute payments.

The Bank’s Supervisory Agreement primarily relates to the Bank’s financial performance and credit quality issues. In accordance with the Bank’s Supervisory Agreement, the Bank submitted a two year business plan and the OCC accepted the plan with the expectation that the Bank will meet the capital requirements in connection with the IMCR described below. The Bank submitted an updated two-year plan in January 2012 to the OCC. The Bank must operate within the parameters of the final business plan and is required to monitor and submit periodic reports on its compliance with the plan. The Bank also submitted a problem asset reduction plan that the OCC accepted. The Bank must operate within the parameters of the final problem asset plan and is required to monitor and submit periodic reports on its compliance with the plan. The Bank also revised its loan modification policies and their programs for identifying, monitoring and controlling risk associated with concentrations of credit and improve its documentation of the allowance for loan and lease losses. In addition, without the consent of the OCC, the Bank may not declare or pay any cash dividends, materially increase the total assets of the Bank, enter into any new contractual arrangement or renew or extend any existing arrangement related to compensation or benefits with any directors or officer, make any golden parachute payments, or enter into any significant contracts with a third party service provider.

The failure of the Company and the Bank to meet the anticipated earnings and capital forecasts set forth in their respective plans, resulted in a single exception of noncompliance with the Supervisory Agreements as of December 31, 2011.

In addition, the OCC established in August 2011 an individual minimum capital requirement (IMCR) for the Bank. An IMCR requires a bank to establish and maintain levels of capital greater than those generally required for a bank to be classified as “well-capitalized.” Effective December 31, 2011, the Bank was required to establish, and subsequently maintain, core capital at least equal to 8.5% of adjusted total assets, which was in excess of the Bank’s 7.14% core capital to adjusted total assets ratio at December 31, 2011. The Bank would have needed $10.8 million in additional capital at December 31, 2011 to meet the minimum core capital ratio set by the OCC.

In February 2012, the Bank received a notice from the OCC arising out of its failure to establish and maintain its IMCR of 8.5% core capital to adjusted total assets at December 31, 2011. By April 30, 2012, the Bank must submit to the OCC a further written capital plan of how it will achieve and maintain its IMCR, and a contingency plan in the event the IMCR is not achieved through the Bank’s primary plan. The Bank’s failure to comply with the terms of the IMCR is deemed an unsafe and unsound banking practice.

Under applicable banking regulations, the failure to satisfy the terms of the Supervisory Agreements and the IMCR, and failure to otherwise comply with applicable requirements as they arise, could subject the Company, the Bank and its directors and officers to such restrictions, legal actions or sanctions as the OCC considers appropriate. Possible sanctions include among others (i) the imposition of one or more cease and desist orders requiring corrective action, which are enforceable directives that may address any aspect of the Company or Bank management, operations or capital, including requirements to change management, raise equity capital, dispose of assets or effect a change of control; (ii) civil money penalties; and (iii) downgrades in the prompt corrective action capital category capital adequacy status of the Company and the Bank. These regulatory actions may significantly restrict the ability of the Company and the Bank to take operating and strategic actions that may be in the best interests of stockholders or compel the Company and the Bank to take operating and strategic actions that are not potentially in the best interests of stockholders.

Our capital is not currently adequate to meet all our needs and requirements. We have taken a number of steps, and may be required to take additional steps, to meet our capital needs. These actions are expected to reduce our base of earning assets and core deposits and may dilute our shareholders or result in a change of control of the Company or the Bank. There can be no assurance that we will satisfactorily meet our required capital needs.

We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. As a result of significant losses in recent years, elevated levels of nonperforming and other classified assets, regulatory requirements, including the IMCR, and other capital demands, such as our preferred stock dividend requirements, we need to increase our capital and core capital ratio.

In order to improve its capital ratios and comply with its IMCR, the Bank is, among other things, working to improve its financial results, reduce non-performing assets, and decrease the asset size of the Bank. From December 31, 2008 to December 31, 2011, our assets decreased $355 million, from $1,144 million to $790 million. We anticipate this strategic direction to continue throughout 2012. This reduction in assets decreases our ability to earn net interest income, our primary source of income. The Bank has also entered into a definitive purchase and assumption agreement relating to its Toledo Branch as more fully described below. In light of its current capital condition and its failure to comply with the IMCR at December 31, 2011, the Bank may also determine it to be necessary or prudent to dispose of other non-strategic assets. These actions have resulted, and may result in changes in the Bank’s assets, liabilities and earnings, some of which may be material, during the period in which the action is taken or is consummated or over a longer period of time.

The Bank entered into a definitive purchase and assumption agreement on November 7, 2011 with Pinnacle which provides for the sale to Pinnacle of substantially all of the assets associated with the Toledo Branch of the Bank (approximately $1.6 million at December 31, 2011) and the assumption by Pinnacle of substantially all deposit liabilities of the Toledo Branch (approximately $36.0 million at December 31, 2011). The Bank will continue to own and operate its other Iowa and Minnesota branches. Regulatory approval for the transaction has been obtained, however, the transaction is subject to the scheduling of the required Toledo Branch data processing conversion. Subject to the foregoing and other customary terms and conditions, the transaction is anticipated to be consummated in the first quarter of 2012. The Bank anticipates that the transaction will be funded with available assets, result in a one-time gain on sale in the first quarter of 2012, result in a decrease in the Bank’s overall assets of approximately $34 million, and improve the Bank’s core capital ratio by 40 basis points.

We may also find it necessary, or be required by federal banking regulators, to raise capital through the issuance of additional shares of our common stock or other equity securities. This would dilute the ownership interests of existing stockholders and, given our current common stock trading price, would be expected to dilute the per share book value of our common stock, and could result in a change in control of the Company and the Bank. New investors may also have rights, preferences and privileges senior to our current stockholders which may adversely impact our current stockholders. Our ability to raise additional capital through the issuance of equity securities, if needed or required, will depend on conditions in the capital markets at that time, which are outside of our control, and on our financial performance. It may also depend potentially on our ability to increase our authorized common stock and make other changes to our Certificate of Incorporation requiring stockholder approval that may be needed to accommodate a significant investment by a person or group. Accordingly, we may not be able to raise additional capital, if needed, at all, on favorable economic terms, or other terms acceptable to us.

There can be no assurance that these or other actions we may take will be sufficient and timely in order to address our consolidated and Bank capital requirements and bring the Company and the Bank into compliance with the Supervisory Agreements, the IMCR or any further capital plan to be submitted by us. If we cannot satisfactorily address our capital needs as they arise, our ability to maintain or expand our operations, our ability to operate without additional regulatory sanctions or other restrictions, and our operating results, could be materially adversely affected.

The Bank may not be able to meet its cash flow needs on a timely basis at a reasonable cost, and its cost of funds for banking operations may significantly increase as a result of general economic conditions, interest rates and competitive pressures; the Company on an unconsolidated basis has limited capital resources and currently is unable to satisfy its preferred stock dividend obligations or to assist the Bank with its liquidity and capital requirements.

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

The Bank’s primary source of funding is retail deposits, gathered through its network of fourteen banking offices. Wholesale funding sources principally consist of borrowing lines from the FHLB of Des Moines and the Federal Reserve Bank and brokered and internet certificates of deposit obtained from the national market. Pursuant to an OTS directive, the Bank may not renew existing brokered deposits or accept new brokered deposits without the consent of the OCC (as successor to the OTS). Borrowings from the FHLB are subject to the FHLB’s credit policies and procedures relating to the valuation of the loans securing advances as well as the amount of funds the FHLB will loan to the Bank. The current collateral pledged to secure advances may no longer be acceptable, the formulas for determining the excess pledged collateral may change or the Bank’s credit rating with the FHLB could decrease. In these cases, the Bank may not have sufficient collateral to pledge or borrowing capacity to meet its funding needs and may be required to rely upon alternate funding sources, such as the Federal Reserve Bank, which bear higher borrowing costs. The Bank’s securities and loan portfolios also provide a source of contingent liquidity that could be accessed in a reasonable time period through sales.

Significant changes in general economic conditions, market interest rates, competitive pressures or otherwise, could cause the Bank’s deposits to decrease relative to overall banking operations, and it would have to rely more heavily on borrowings in the future, which are typically more expensive than deposits.

The Bank actively manages its liquidity position and monitors it using cash flow forecasts. Changes in economic conditions, including consumer savings habits and availability or access to borrowed funds and the brokered deposit market, subject to OCC approval, and the internet deposit market could potentially have a significant impact on the Company’s liquidity position, which in turn could materially impact its financial condition, results of operations and cash flows.

The Holding Company’s primary source of cash is dividends from the Bank and, pursuant to the Bank’s Supervisory Agreement, the Bank is restricted from paying dividends to the Holding Company without obtaining prior consent of the OCC. At December 31, 2011, the Company had $1.4 million in cash and other assets that could readily be turned into cash. Primarily, the Company requires cash for the payment of expenses and dividends on the Company’s series A preferred stock. On February 15, 2011, the Company suspended payment of dividends on its series A preferred stock in order to preserve cash and liquidity at the Company, and has failed to pay each of the following required four dividend payments to and including February 15, 2012. The total amount of accrued but unpaid dividends totaled $1.3 million at December 31, 2011. The Company does not anticipate that it will have adequate liquid resources to make future preferred stock dividend payments in 2012, or, absent an external capital raising event, cash resources which would assist the Bank in meeting any liquidity or capital requirements. Failure to obtain OCC approval for any future dividends from the Bank to the Company could cause the Company to require other sources of liquidity for the payment of expenses and other needs beyond 2012. Further information about the Company’s liquidity position is available on page 24 in the “Liquidity and Capital Resources” section of the Annual Report.

Our allowance for loan losses may prove to be insufficient to absorb losses or appropriately reflect at any given time the inherent risk of loss in our loan portfolio.

Our non-performing assets remained at an elevated level in 2011 at $50.6 million, or 6.4% of total assets at December 31, 2011 and $84.5 million, or 9.6% of total assets at December 31, 2010. Classified loans also remained at elevated levels at December 31, 2011 at $107.5 million, or 18.4% of total loans, compared to $118.1 million, or 16.7% of total loans at December 31, 2010. Classified loans represent special mention, performing substandard and nonperforming loans. The elevated level of non-performing and classified loans was primarily due to the weak economic recovery and the continued difficulties in the real estate markets we primarily serve. We also experienced a significant increase in charge offs in 2011. The increase in charge offs was due to a change in the fourth quarter of 2011in our charge off policy on non-performing loans, which required the charge off of previously established specific valuation allowances (SVAs), and to instances of deterioration in borrowers’ financial condition that warranted a charge off of the loan balance. If the economic recovery and/or the real estate markets continue to remain weak, these assets may not perform according to their terms and the value of the collateral may be insufficient to pay any remaining loan balance. If this occurs, we may experience losses or an increased risk of loss in our loan portfolio, which could have a negative effect on our results of operations. Like all financial institutions, we maintain an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety. Our allowance for loan losses may not be sufficient to cover actual loan losses or the inherent risk of loss in our loan portfolio, and future provision for loan losses could materially adversely affect our operating results.

In evaluating the appropriateness of our allowance for loan losses, we consider numerous quantitative factors, including our historical charge-off experience, growth of our loan portfolio, changes in the composition of loan portfolio and the volume of delinquent and classified loans. In addition, we use information about specific borrower situations, including their financial position and estimated collateral values, to estimate the risk and amount of loss for those borrowers. We also consider many qualitative factors, including general and economic business conditions, duration of the current business cycle, current general market collateral valuations, specific valuation reserves already established, trends apparent in any of the factors we take into account and other matters, which are, by nature, more subjective and fluid. Our estimates of the risk of loss and amount of loss on any loan are complicated by the significant uncertainties surrounding our borrowers’ abilities to successfully execute their business models through changing economic environments, competitive challenges and other factors. Because of the degree of uncertainty and susceptibility of these factors to change, our actual losses and estimates of risk of loss inherent in our loan portfolio have varied and are likely to continue to vary from our current estimates. Such variances may materially and adversely affect our financial condition and results of operations.

Federal regulators, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to increase our allowance for loan losses by recognizing additional provisions for loan losses charged to expense, or to decrease our allowance for loan losses by recognizing loan charge-offs. Any such additional provisions for loan losses or charge-offs, as required by these regulatory agencies, can have a material adverse effect on our financial condition and results of operations.

The Company has concentrations in commercial business and commercial real estate loans, increasing the risk in its loan portfolio.

In order to enhance the yield and shorten the term-to-maturity of its loan portfolio, the Company expanded its commercial business and commercial real estate lending for a number of years prior to 2008 and represented over 50% of the total loans receivable in each of the past five years. Much of the increase in the Company’s commercial real estate portfolio over this period was in land development loans, while many of the Company’s commercial business loans were made to borrowers associated with the real estate industry. Commercial business and commercial real estate loans generally, and land development loans in particular, present a higher level of risk than loans secured by one-to-four family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans.

Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed or properties intended for resale are not developed and sold), the borrower’s ability to repay the loan and the underlying collateral may be impaired. Commercial business loans to businesses that are dependant on the cash flow generated by the sale or leasing of real estate are similarly impacted. The Company’s commercial business and commercial real estate loan portfolios have experienced difficulties in recent years, which has adversely affected the Company’s results of operations and financial condition. At December 31, 2011, the Company classified $34.0 million of loans as non-performing, of which $28.9 million related to commercial business and commercial real estate loans. At December 31, 2011, total classified loans included $85.5 million of commercial business and commercial real estate loans. The level of non-performing and other classified loans increased our loan loss provision and had a negative impact on our earnings. The Company may experience actual losses in respect of these classified loans and further increases in the level of classified loans in our loan portfolio that may require further increases in our provision for loan losses.

Declines in home values have decreased our loan originations and increased delinquencies and defaults, including in our commercial business and commercial real estate loans.

Declines in home values in our markets have adversely impacted and may continue to impact our results from operations. Like all financial institutions, the Company is subject to the effects of any economic downturn, and in particular, the significant decline in home values. More stringent lending standards implemented by the mortgage industry and the Company has made it more difficult for borrowers with marginal credit to qualify for a mortgage. This, along with overall weakness in the economy, has reduced the demand for single family homes and their corresponding value and has resulted in a decrease in new home equity loan originations and increased delinquencies and defaults in both the consumer home equity loan and residential real estate loan portfolios. The decline in the value of single family homes has also significantly impacted the delinquencies and defaults of our commercial real estate loans due to the decrease in estimated value of the underlying collateral and the inability of such commercial borrowers to generate cash flows from the related real estate development, which is often contingent upon the sale of such property. In the current environment, sales of these properties has been, and is anticipated to continue to be difficult. Commercial business loans to businesses that are dependant on the cash flow generated by the sale or renting of residential real estate are similarly impacted.

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

Due to the Company’s limited size, individual loan amounts can be large relative to the Company’s earnings for a particular period. If one or a few relatively large loans become non-performing in a period and the Company is required to increase its loss reserves, or to write off principal or interest relative to such loans, the operating results for that period could be significantly adversely affected. The effect on results of operations for any given period from a change in the performance of a small number of loans may be disproportionately larger than the impact of such loans on the quality of the Company’s overall loan portfolio. In 2009, our internal loan limits were lowered to $4.5 million per borrower. However, existing borrowers with relationships over that limit were “grandfathered” in and it will take time to reduce the size of all existing relationships below the new limit. The Bank’s largest borrowing relationship had outstanding loans totaling $24.4 million and was performing at December 31, 2011.

We operate in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations, including recent changes under federal law.

The Company and the Bank are subject to extensive examination, supervision and comprehensive regulation by federal bank regulatory agencies. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds, and the banking system as a whole, and not holders of our common stock. These regulations affect our lending practices, capital structure, investment practices, dividend policy, and growth, among other things. See Item 1 “Business – Regulation and Supervision” for information regarding regulation affecting the Bank and the Company.

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

The Dodd-Frank Act provides that all orders, resolutions, determinations, agreements, and regulations, interpretive rules, other interpretations, guidelines, and other advisory materials issued, made, prescribed, or allowed to become effective by the OTS on or before the transfer date with respect to savings and loan holding companies and their non-depository subsidiaries will remain in effect and shall be enforceable until modified, terminated, set aside, or superseded in accordance with applicable law by the FRB, by any court of competent jurisdiction, or by operation of law. Accordingly, the Supervisory Agreement entered into by the Company with the OTS is enforced by the FRB.

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

As part of its new supervisory function for savings and loan holding companies, the FRB has direct oversight of the Company. The FRB has announced that it will assess the condition, performance and activities of savings and loan holding companies in a manner that is consistent with its established risk-based approach regarding bank holding company supervision to ensure that savings and loan holding companies are effectively supervised and can serve as a source of strength for, and do not threaten the soundness of, subsidiary depository institutions.

On the Transition Date, the Dodd-Frank Act transferred to the Office of the Comptroller of the Currency the supervisory functions of the Bank’s former regulator, the OTS. The Dodd-Frank Act provides that all orders, resolutions, determinations, agreements, and regulations, interpretive rules, other interpretations, guidelines, and other advisory materials issued, made, prescribed, or allowed to become effective by the OTS on or before the transfer date with respect to savings associations will remain in effect and shall be enforceable until modified, terminated, set aside, or superseded in accordance with applicable law by the OCC, by any court of competent jurisdiction, or by operation of law. Accordingly, the Supervisory Agreement entered into by the Bank with the OTS is enforced by the OCC.

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

Further, our regulators have significant discretion and authority to prevent or remedy unsafe or unsound practices or violations of laws by financial institutions and holding companies in the performance of their supervisory and enforcement duties. Examples include limits on payment of dividends by banks and regulations governing compensation. Regulation of dividends would limit the liquidity of the Company and limits on compensation may adversely affect our ability to attract and retain employees. See the other risk factors included in this Item 1.A. of this Form 10-K for a discussion of risks related to the Company’s and the Bank’s Supervisory Agreements to which we have become subject, for a discussion regarding the Bank IMCR, and for a discussion of other restrictions to which the Company and the Bank have become subject.

We have a recent history of losses and earning asset contraction, our continued high level of classified and nonperforming assets, accruing and unpaid preferred stock dividends and regulatory restrictions make our return to profitability and ability to grow uncertain.

We have experienced net losses in each of the last four years. These losses have been primarily due to loan losses in our commercial loan portfolios. We continue to have relatively high levels of nonperforming and other classified assets that pose a risk to our interest income. Unpaid and accruing dividends on our outstanding preferred stock have further increased the net loss available to common stockholders since February 2011. In addition, in order to improve our capital ratios, we have significantly contracted the size of the Bank through reductions in assets, primarily loans, and in liabilities, primarily brokered deposits and advances. Total assets have decreased $245 million and brokered deposits and advances decreased $205 million in the two years prior to December 31, 2011. These reductions in assets and liabilities have correspondingly reduced the base of earning assets from which we realize our primary source of income, net interest income. Further, pursuant to the Bank’s Supervisory Agreement, the Bank is prohibited from increasing its total assets during any quarter in excess of an amount equal to net interest credited on deposit liabilities during the previous quarter without the prior consent of the OCC. Other regulatory actions, including the Supervisory Agreements and our participation in the TARP Capital Purchase Program restrict, among other things, Company and Bank dividends and compensation. Our failure fully to comply with the Supervisory Agreements and the IMCR may result in the imposition of additional restrictions. These factors may make it more difficult for us to return in the short term to profitable operations and earnings growth that inure to the benefit of our common stockholders.

Our participation in the Capital Purchase Program (CPP) under the Troubled Asset Relief Program (TARP) imposes restrictions on us affecting our capital stock and our compensation practices that may be adverse, and greater restriction is possible in the future; our failure to pay required dividends on the outstanding series A preferred stock is anticipated to result in May 2012 in the right of the U.S. Treasury to elect up to two additional directors to our board of directors.

As a participant in the U.S. Treasury’s CPP program, we issued $26 million of series A preferred stock to the Treasury in December 2008. Among other limitations, we are subject to certain restrictions relating to distributions on or repurchase of our common stock. Without the consent of Treasury, the Company can not declare or pay a dividend or make any distribution on our common stock, so long as any shares of our series A preferred stock remain outstanding, unless all accrued and unpaid dividends for all prior dividend periods have been paid or are contemporaneously declared and paid in full on our series A preferred stock, we may not pay or declare any dividend on our common stock or other junior stock, other than a dividend payable solely in common stock. In addition, prior to the series A preferred stock being redeemed or transferred by the Treasury, we may not, without the consent of Treasury, redeem, purchase or acquire any shares of our common stock or other capital stock or other equity securities, or any trust preferred securities that we issued, other than for limited exceptions. These restrictions limit our ability to manage our capital resources generally and, specifically, to return capital to our common stockholders, and may adversely affect the value of an investment in our common stock.

In February 2011, the Company suspended payment of regular quarterly cash dividends on its series A preferred stock following discussions with the OTS in order to preserve cash for potential future needs. Further, pursuant to the Company’s Supervisory Agreement, the Company may not declare or pay any cash dividends, including those on the series A preferred stock, without the consent of the OCC (as successor to the OTS). The Company intends to re-evaluate the deferral of these dividend payments periodically in consultation with the OCC, taking into account the Company’s financial condition, applicable legal restrictions and other relevant factors. Under the terms of the series A preferred stock, the Company is required to pay dividends on a quarterly basis at a rate of 5% for the first five years, after which the dividend rate automatically increases to 9%. Dividend payments on the series A preferred stock may be deferred without default, but the dividend is cumulative and, if the Company fails to pay dividends for six quarters, whether or not consecutive, the Treasury will have the right to elect two persons to the Company’s board of directors. The Company has failed to make each required dividend payment on the outstanding preferred stock commencing with February 15, 2011. The five unpaid and accrued dividend payments total $1.6 million. At this time, the Company does not anticipate making any payment of dividends on the series A preferred stock during 2012. As a result, in accordance with the terms of the series A preferred stock, should the Company fail to make the May 15, 2012 dividend payment, the Treasury, as the sole holder of the series A preferred stock, will have the right at the next annual or special meeting of stockholders, and thereafter until all accrued and unpaid dividends are paid, to elect up to two persons to our board of directors.

As a CPP participant, we are also subject to various executive compensation and corporate governance restrictions that limit our flexibility in determining appropriate compensation for our senior executive officers and other more highly compensated employees and may adversely affect the attraction and retention of management and other key employees. Among other things, the current restrictions (i) prohibit any bonus, retention award or incentive compensation to our five most highly compensated employees unless it is in the form of long-term restricted common stock that does not vest in the first two years after it is issued and that cannot be transferred except as permitted under a schedule that is based on our redemption of the preferred stock, (ii) prohibit payment of severance for any reason to our executive officers and any of the next five most highly compensated employees, (iii) require us to recover from our executive officers and the next 20 most highly compensated employees any bonus, retention award or incentive compensation when based on materially inaccurate earnings, revenues, gains or other criteria, (iv) require us to permit a non-binding stockholder vote on executive pay, (v) required Treasury to conduct a review of bonuses, retention awards and other compensation paid to our executive officers and the next 20 most highly compensated employees to determine whether such payments were inconsistent with the amended law or TARP or were otherwise contrary to the public interest and to seek their recovery if not, (vi) prohibit incentive compensation to executive officers that encourage unnecessary and excessive risks that threaten the value of our company, and require our compensation committee to periodically review employee compensation plans in light of the risks posed to the Company and take steps to limit those risks. These restrictions apply to us so long as Treasury holds any of our securities (unless it holds only our warrants). Treasury is required to adopt regulations requiring each recipient of CPP funds to meet appropriate standards for executive compensation and corporate governance, including those listed above. The Supervisory Agreements entered into by the Company and the Bank also impose limitations on entry into, or amendment of, certain compensatory and employment arrangements with directors and executive officers. Please see “Item 1 – Business – Regulation and Supervision – Bank Regulation” of this Form 10-K for additional information.

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

The earnings of the Company are primarily dependent on net interest income, which is the difference between interest earned on loans and investments and interest paid on interest-bearing liabilities such as deposits and borrowings. Interest rates are highly sensitive to many factors, including government monetary and fiscal policies and domestic and international economic and political conditions. Conditions such as inflation, recession, unemployment, money supply, government borrowing and other factors beyond management’s control may also affect interest rates. If the Company’s interest-earning assets mature, reprice or prepay more quickly than interest-bearing liabilities in a given period, a decrease in market interest rates could adversely affect net interest income. Likewise, if interest-bearing liabilities mature or reprice, or, in the case of deposits, are withdrawn by the accountholder, more quickly than interest-earning assets in a given period, an increase in market interest rates could adversely affect net interest income. Given the Company’s mix of assets and liabilities as of December 31, 2011, a falling interest rate environment would negatively impact the Company’s results of operations. The effect on our deposits of decreases in interest rates generally lags the effect on our assets. The lagging effect of deposit rate changes is primarily due to the Bank’s deposits that are in the form of certificates of deposit, which do not re-price immediately when the federal funds rate changes.

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

The extended disruption or compromise of vital infrastructure, including the Company’s technology systems, could negatively impact the Company’s results of operations and financial condition.

The Company’s business depends on its ability to process, record and monitor a large number of transactions. The Company’s technological and physical infrastructures, which include its financial, accounting and other data processing systems, are vital to its operation. Extended disruption or compromise of its vital infrastructure by fire, power loss, natural disaster, telecommunications failure, computer hacking and viruses, terrorist activity or the domestic and foreign response to such activity, or other events outside of the Company’s control, could cause the Company to suffer regulatory consequences, reputational damage and financial losses, any of which, could have a material adverse effect either on the financial services industry as a whole, or on the Company’s business, financial condition and results of operations.

Strong competition within the Company’s market area may limit profitability or increase losses.

The Company faces significant competition both in attracting deposits and in the origination of loans, as described under the heading “Business – Competition.” Mortgage bankers, commercial banks, credit unions and other savings institutions, which have offices in the Bank’s market area have historically provided most of the Company’s competition for deposits and loans; however, the Company also competes with financial institutions that operate through Internet banking operations throughout the United States. In addition, and particularly in times of high interest rates, the Company faces additional and significant competition for funds from money market and mutual funds, securities firms, commercial banks, credit unions and other savings institutions located in the same communities and those that operate through Internet banking operations throughout the United States. Many competitors have substantially greater financial and other resources than the Company. Finally, credit unions do not pay federal or state income taxes and are subject to fewer regulatory constraints than savings banks and as a result, they may enjoy a competitive advantage over the Company. The Bank competes for loans principally on the basis of the interest rates and loan fees it charges, the types of loans it originates and the quality of services it provides to borrowers. This competitive strategy places significant competitive pressure on the prices of loans and deposits.

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

The Company has a number of large deposit customers that maintain balances in checking and money market accounts at the Bank. At December 31, 2011, there were $60.0 million in checking and money market accounts of customers that have relationship balances greater than $5 million. Approximately $20.7 million of the $60.0 million in deposits are expected to be sold as part of the Toledo Branch sale that is to be completed in the first quarter of 2012. The ability to attract and retain these types of deposits has a positive effect on the Company’s net interest margin as they provide a relatively low cost of funds to the Company compared to certificates of deposits or advances. If these depositors were to withdraw these funds and the Bank was not able to replace them with similar types of deposits, the Banks cost of funds would increase and the Company’s results of operation would be negatively impacted.

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

The price of our common stock has been volatile and could continue to fluctuate in the future.

During the year ended December 31, 2011, the closing price of our common stock on The NASDAQ Global Market ranged from $1.50 to $3.22 per share, and over the period from January 1, 2010 to December 31, 2011 it has ranged from $1.50 to $6.78. Our closing sale price on December 31, 2011 was $1.94 per share. Our stock generally trades in low volumes and its price may fluctuate in response to a number of events and factors, including, but not limited to, variations in operating results, litigation or governmental and regulatory proceedings, market perceptions of our financial reporting, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions.

We may issue additional stock, or reissue shares of treasury stock, without shareholder consent.

We have authorized 11,000,000 shares of common stock, of which 4,387,951 shares were issued and outstanding, 4,740,711 shares were held as treasury stock, and 1,871,338 shares were unissued, as of December 31, 2011. We have 70,821 shares reserved for issuance pursuant to outstanding warrants and our equity incentive plans. The board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares and to reissue all of the treasury shares. Additional shares may be issued, or treasury shares reissued, in connection with future financing, acquisitions, employee stock plans, or otherwise. Any such issuance, or reissuance, will dilute the percentage ownership of existing stockholders. We are also currently authorized to issue up to 500,000 shares of preferred stock. As of March 7, 2012, there were 26,000 shares issued and outstanding of our fixed rate cumulative perpetual preferred stock, series A. These shares have a preference in payment of dividends and proceeds of any liquidation relative to our common stock. Under our certificate of incorporation, our board of directors can issue additional preferred stock in one or more series and fix the terms of such stock without shareholder approval. Preferred stock may include the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions. The issuance of preferred stock could adversely affect the rights of the holders of common stock and reduce the value of the common stock. In addition, specific rights granted to holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party.

Future sale of shares of our common stock in the public market could depress our stock price.

Shares issuable upon exercise of the warrant issued to the U.S. Treasury in connection with its purchase of series A preferred stock represented beneficial ownership of approximately 16% of our common stock as of December 31, 2011. We have registered the resale of these warrants and underlying common stock under the Securities Act and these securities may also be eligible for sale publicly under Rule 144 under the Securities Act of 1933 in certain circumstances. Sales of substantial amounts of our common stock, whether under the foregoing registration statement or otherwise, or the perception that those sales could occur may adversely affect the market price of our common stock.

Our ability to pay dividends on or repurchase our common stock is significantly restricted; we have not paid a dividend on our common stock since 2008 and our current financial condition and results of operations and accrued and unpaid preferred dividends make payment of any such dividend unlikely in the foreseeable future.

We are a stock savings bank holding company and our operations are conducted primarily by our banking subsidiary, Home Federal Savings Bank. Since we receive substantially all of our revenue from dividends from our banking subsidiary, our ability to pay dividends on our common stock depends on our receipt of dividends from our banking subsidiary. Dividend payments from our banking subsidiary are subject to legal and regulatory limitations, generally based on net income and retained earnings. The ability of our banking subsidiary to pay dividends to us is also subject to its profitability, financial condition, capital expenditures and other cash flow requirements. The Bank is not currently permitted to pay dividends to the Company under applicable limitations, and the further restrictions described below. There is no assurance that our banking subsidiary will be able to pay dividends to us in the future or that we will generate adequate cash flow to pay dividends in the future. The inability to receive dividends from our banking subsidiary could have an adverse affect on our business and financial condition.

On October 20, 2008, we announced that our board of directors had decided to suspend the payment of quarterly cash dividends on shares of Company common stock. Since that time, the Company and the Bank have entered into the Supervisory Agreements which prohibit the declaration or payment of any cash dividend or repurchase or redemption of any equity stock of these entities without advance notice to the applicable banking regulator and receipt of written non-objection therefrom.

In addition, so long as any shares of our series A preferred stock remain outstanding, unless all accrued and unpaid dividends for all prior dividend periods have been paid or are contemporaneously declared and paid in full on our series A preferred stock, we may not pay or declare any dividend on our common stock or other junior stock, other than a dividend payable solely in common stock. Holders of shares of series A preferred stock are entitled to receive cumulative cash dividends at a rate per annum of 5% per share on a liquidation preference of $1,000 per share of series A preferred stock with respect to each dividend period from December 23, 2008 to, but excluding, February 15, 2014. From and after February 15, 2014, holders of shares of series A preferred stock are entitled to receive cumulative cash dividends at a rate per annum of 9% per share on a liquidation preference of $1,000 per share of series A preferred stock. Beginning with the dividend payment due February 15, 2011, the Company has failed to make any required series A preferred stock dividend payment. As of February 15, 2012, the aggregate accrued and unpaid series A preferred dividends totaled $1.6 million. No dividend is anticipated to be paid on the series A preferred stock in 2012. Any such series A preferred dividend which is accrued and unpaid is senior in right of payment to any common stock dividend and must be satisfied in full before any common stock dividend may be made.

These factors make payment of any common stock dividend unlikely in the foreseeable future.

Provisions of our certificate of incorporation and bylaws, as well as Delaware and federal law, may discourage, delay or prevent an acquisition of control of us, even in situations that may be viewed as desirable by our stockholders.

Provisions included in our certificate of incorporation and bylaws, as well as provisions of the Delaware General Corporation Law and federal law, may discourage, delay or prevent potential acquisitions of control of us, particularly when attempted in a transaction that is not negotiated directly with, and approved by, our board of directors, despite perceived short-term benefits to our stockholders, such as in increase in the trading price of our common stock.

Specifically, our certificate of incorporation and bylaws include provisions that:

•	limit the voting power of shares held by a stockholder beneficially owning in excess of 10% of the outstanding shares of our common stock;

•

require that, with limited exceptions, business combinations between us and a stockholder beneficially owning in excess of 10% of the outstanding shares of our stock entitled to vote in the election of directors be approved by at least 80% of the total number of our outstanding voting shares;

•

require that prior to acquiring shares from a stockholder that owns 5% or more of our voting stock, with limited exception, holders of 80% or more of our voting stock outstanding, other than shares held by the selling stockholder, must approve the transaction;

•

divide our board of directors, other than directors who may be elected by a class or series of preferred stock, into three classes serving staggered three-year terms and provide that a director may only be removed prior to the expiration of a term for cause by the affirmative vote of the holders of at least 80% of the voting power of all of the outstanding shares of capital stock entitled to vote in an election of directors;

•	require that a special meeting of stockholders be called pursuant to a resolution adopted by a majority of our board of directors;

•	require advance notice of nominations of directors to be made, or business to be brought, by stockholders at our annual meetings;

•	authorize the issuance of preferred stock with such designations, rights and preferences as may be determined from time to time by our board of directors; and

•

require that amendments to (i) our certificate of incorporation be approved by a two-thirds vote of our board of directors and by a majority of the outstanding shares of our voting stock or, with respect to the amendment of certain provisions (regarding, among other things, provisions relating to number, classification, election and removal of directors, amendment of the bylaws, call of special stockholder meetings, acquisitions of control, director liability, and certain business combinations), by 80% of the outstanding shares of our voting stock, and (ii) our bylaws be approved by a majority vote of our board of directors or the affirmative vote of at least 80% of the total votes eligible to be voted at a duly constituted meeting of stockholders.

We are subject to the provisions of Section 203 of the Delaware General Corporation Law, which prohibits a publicly-held Delaware corporation from engaging in a “business combination” with an “interested stockholder”

for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. For purposes of Section 203, a “business combination” includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder, and an “interested stockholder” is a person who, either alone or together with affiliates and associates, owns (or within the past three years, did own) 15% or more of the corporation’s voting stock.

Furthermore, federal law requires OCC approval prior to any direct or indirect acquisition of control (as defined in OTS regulations) of our banking subsidiary, including any acquisition of control of us.

Our outstanding preferred stock has a liquidation preference over our common stock.

In the event that we voluntarily or involuntarily liquidate, dissolve or wind up our affairs, holders of our series A preferred stock would be entitled to receive an amount per share, referred to as the total liquidation amount, equal to the fixed liquidation preference of $1,000 per share, plus any accrued and unpaid dividends, whether or not declared, to the date of payment. Holders of the series A preferred stock would be entitled to receive the total liquidation amount out of our assets that are available for distribution to stockholders, after payment or provision for payment of our debts and other liabilities but before any distribution of assets is made to holders of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company leases its corporate office in Rochester, Minnesota and owns the buildings and land for 9 of its 13 full service branches. The remaining four full service branches and one loan origination office are leased. These leased offices are located at 1016 Civic Center Drive NW, Rochester, Minnesota, 3900 55th Street NW, Rochester, Minnesota and 2805 Dodd Road, Suite 160, Eagan, Minnesota. The Company’s leased private banking office is located at 100 1st Ave Bldg., Suite 200, Rochester, Minnesota. The Company’s loan origination office is located at 50 14th Avenue East, Suite 100, Sartell, Minnesota. The Bank uses all properties and they are all located in Minnesota, except for the two full service branches located in Iowa. A sale of substantially all of the assets of the Toledo Branch, including owned real estate, is expected to be consummated in the first quarter of 2012.

ITEM 3.	LEGAL PROCEEDINGS

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

The Company entered into a written Supervisory Agreement with the OTS effective February 22, 2011. The Supervisory Agreement replaced the prior memorandum of understanding that the Company entered into with the OTS on December 9, 2009. The material requirements of the Company Supervisory Agreement are as follows:

•

Submission of a written plan by May 31, 2011 for enhancing the consolidated capital of the Company for the period ending December 31, 2012 and review of performance no less than quarterly along with reports to the FRB (as successor to the OTS’ role as regulator of the Company) within 45 days after the end of each calendar quarter. The plan submitted by the Company prior to May 31, 2011 focused on improvement in capital levels primarily through improved earnings, reduction in non-performing assets and reduction in total assets. As required, the Company submitted an updated two-year capital plan in January 2012.

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

The Bank also entered into a written Supervisory Agreement with the OTS, effective February 22, 2011. The Bank Supervisory Agreement replaced the prior memorandum of understanding that the Bank entered into with the OTS on December 9, 2009. The material requirements of the Bank Supervisory Agreement are as follows:

•

Submission of a business plan by May 31, 2011, addressing strategies for supporting the Bank’s risk profile, improving earnings and profitability and stress testing. The Bank’s Board is to review performance no less than quarterly and report to the OCC (as successor to the OTS’s role as regulator of the Bank) within 45 days after the end of each calendar quarter. The plan submitted by the Bank prior to May 31, 2011 focused on improvement in capital levels primarily through improved earnings, reduction in non-performing assets and reduction in total assets. The OCC accepted the submitted plan with the expectation that the Bank will be in adherence with the OCC’s Notification of Establishment of Higher Minimum Capital Ratios, dated August 8, 2011, requiring a minimum core capital ratio of 8.5% by December 31, 2011. The Bank submitted an updated two-year business plan in January 2012 to the OCC.

•

Submission of a detailed written plan prior to March 31, 2011 to reduce the Bank’s problem assets. The plan submitted by the Bank by March 31, 2011 was accepted by the OCC and focused on improvement in the level of problem assets as a result of continuing the actions taken in 2010 and early 2011 by the Board and management to improve credit quality and more effectively identify and manage problem loans in a proactive manner.

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

•

Beginning with the quarter ended June 30, 2011, the Bank is to submit quarterly asset reports to the OCC within 50 days of quarter end. The reports submitted by the Bank focused on status of workout plans, classified assets, actions taken to reduce problem assets and recommended revisions to the problem asset plan.

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

The Company and Bank timely submitted all plans and programs required by the Supervisory Agreements. The Company believes that it and the Bank are in compliance with all provisions of the Supervisory Agreements, except for their failure at December 31, 2011 to meet the earnings and capital forecasts contained in their respective capital and business plans, and the failure of the Bank to meet its Individual Minimum Capital Requirement, as described below. The applicable regulator may comment on and require revision of any submitted plan, program or policy. Neither the Company nor the Bank have taken any actions, or sought approval for such actions, where prior regulatory approval is required by the Supervisory Agreements other than the restriction related to asset growth and changes to the business plan. In the third quarter of 2011, the Bank requested and obtained a non-objection waiver from the OCC related to the unanticipated growth in assets during the third quarter in an amount greater than the net interest credited on deposit liabilities during the prior quarter. The Bank also received no supervisory objection to the change in the previously submitted business plan as a result of the increase in assets. The increase in assets was due to unanticipated increases in commercial deposits during the third quarter of 2011 as a result of increased cash being held by a few of the Bank’s commercial deposit customers.

The foregoing is merely a summary of the material terms of the Supervisory Agreements and reference is made to the full text of the Supervisory Agreements which are set forth as Exhibits 10.1 and 10.2 to the Company’s Current Report on Form 8-K dated February 10, 2011.

Dissolution of the OTS did not have any material impact on the Supervisory Agreements as the Supervisory Agreements are now enforced by the FRB in the case of the Company’s Supervisory Agreement and the OCC in the case of the Bank’s Supervisory Agreement.

The OCC has established an Individual Minimum Capital Requirement, or IMCR, for the Bank. An IMCR requires a bank to establish and maintain levels of capital greater than those generally required for a bank to be classified as “well-capitalized.” Effective December 31, 2011, the Bank was required to establish, and subsequently maintain, core capital at least equal to 8.5% of adjusted total assets, which was in excess of the Bank’s 7.14% core capital to adjusted total assets ratio at December 31, 2011. The Bank would have needed $10.8 million in additional capital at December 31, 2011 to meet the minimum core capital ratio set by the OCC. In February 2012, the Bank received a notice from the OCC arising out of its failure to establish and maintain its IMCR of 8.5% core capital to adjusted total assets at December 31, 2011. By April 30, 2012, the Bank must submit to the OCC a further written capital plan of how it will achieve and maintain its IMCR, and a contingency plan in the event the IMCR is not achieved through the Bank’s primary plan. The Bank’s failure to comply with the terms of the IMCR is deemed an unsafe and unsound banking practice.

Under applicable banking regulations, the failure to satisfy the terms of the Supervisory Agreements and the IMCR, and failure to otherwise comply with applicable requirements as they arise, could subject the Company, the Bank and its directors and officers to such restrictions, legal actions or sanctions as the OCC considers appropriate. Possible sanctions include among others (i) the imposition of one or more cease and desist orders requiring corrective action, which are enforceable directives that may address any aspect of the Company or Bank management, operations or capital, including requirements to change management, raise equity capital, dispose of assets or effect a change of control; (ii) civil money penalties; and (iii) downgrades in the capital adequacy status of the Company and the Bank.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information on page 28 under the caption “Dividends”, “Note 15 Stockholders’ Equity”, and page 76 under the caption “Common Stock Information” and the inside back cover page of the Annual Report is incorporated herein by reference. Under the terms of the Supervisory Agreement that the Company entered into with the OTS effective February 22, 2011, the Company may not declare or pay any cash dividend without prior notice to, and the consent of, the FRB (as successor to the OTS). The Bank, the Company’s primary source of cash flow to pay dividends, is also restricted from the declaration or payment of cash dividends to the Company by the terms of its Supervisory Agreement.

Furthermore, so long as any shares of our series A preferred stock remain outstanding, unless all accrued and unpaid dividends for all prior dividend periods have been paid or are contemporaneously declared and paid in full on our series A preferred stock, we may not pay or declare any dividend on our common stock or other junior stock, other than a dividend payable solely in common stock. Also, the Company deferred the dividend payment on the outstanding series A preferred stock that was due on February 15, 2011 in order to preserve cash for potential future needs. Under the terms of the certificate of designations for the series A preferred stock, dividend payments may be deferred without default, but the dividend is cumulative and, if the Company fails to pay dividends for six quarters, whether or not consecutive, the Treasury will have the right to elect two persons to the Company’s board of directors. The Company has failed to make each required dividend payment on the outstanding series A preferred stock commencing with February 15, 2011. The five unpaid and accrued dividend payments total $1.6 million. At this time, the Company does not anticipate making any payment of dividends on the series A preferred stock during 2012. As a result, in accordance with the terms of the series A preferred stock, should the Company fail to make the May 15, 2012 dividend payment, the Treasury, as the sole holder of the series A preferred stock, will have the right at the next annual or special meeting of stockholders, and thereafter until all accrued and unpaid dividends are paid, to elect up to two persons to our board of directors.

STOCKHOLDER RETURN PERFORMANCE PRESENTATION

The following graph and table compares the total cumulative stockholders’ return on the Company’s common stock to the NASDAQ U.S. Stock Index (“NASDAQ Composite”), which includes all NASDAQ traded stocks of U.S. companies, and the SNL Bank NASDAQ Index. The graph and table assume that $100 was invested on December 31, 2006 and that all dividends were reinvested.

	Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
HMN Financial, Inc.	100.00	73.53	13.04	13.10	8.76	6.04
NASDAQ Composite	100.00	110.66	66.42	96.54	114.06	113.16
SNL Bank NASDAQ Index	100.00	78.51	57.02	46.25	54.57	48.42

ITEM 6.	SELECTED FINANCIAL DATA

The information on page 5 under the caption “Five Year Consolidated Financial Highlights” of the Annual Report is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The table on page 7 and the tables regarding investment maturities on page 17 of Part 1 Item 1 of this report, as well as the information on pages 6 through 32 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, other than the section captioned “Market Risk”, of the Annual Report is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information on pages 30 through 31 under the captions “Market Risk” and “Asset/Liability Management” of the Annual Report is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements (including the notes to the financial statements) on pages 33 through 70 of the Annual Report, is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Bank’s President (our Principal Executive Officer) and our Chief Financial Officer (our Principal Financial Officer) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under this framework, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011. The Company has not included an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our independent registered public accounting firm is not required to attest to management’s report pursuant to Item 308(b) of Regulation S-K because the Company is not an accelerated filer or large accelerated filer.

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

The information required by this Item is incorporated by reference from the information under the caption “Executive Officers” in Part I of this report and under the captions “Board of Directors,” “Committees of the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Company’s fiscal year ended December 31, 2011.

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

The information required by this Item is incorporated by reference from the information under the caption “2011 Executive Compensation”, “Compensation Discussion and Analysis”, “2011 Director Compensation”, “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Company’s fiscal year ended December 31, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from the information under the captions “Security Ownership of Management and Certain Beneficial Owners” and “Other Equity Compensation Plan Information” in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Company’s fiscal year ended December 31, 2011.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from the information under the captions “Proposal I – Election of Directors – Board of Directors” and “Corporate Governance – Committees of the Board of Directors; – Director Independence; –Related Person Transaction Approval Policy; and – Certain Transactions” in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Company’s fiscal year ended December 31, 2011.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from the information under the captions “Corporate Governance – Independent Registered Public Accounting Firm Fees” and “Approval of Independent Registered Public Accounting Firm Services and Fees” in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Company’s fiscal year ended December 31, 2011.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements

The following financial statements appearing in the Company’s Annual Report, are incorporated herein by reference.

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

HMN FINANCIAL, INC.

Date: March 7, 2012	By:	/s/ Bradley C. Krehbiel
Bradley C. Krehbiel,
President

Each of the undersigned hereby appoints Hugh C. Smith and Jon J. Eberle, and each of them (with full power to act alone), as attorneys and agents for the undersigned, with full power of substitution, for and in the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission under the Securities Act of 1934, as amended, any and all amendments and exhibits to this Form 10-K and any and all applications, instruments, and other documents to be filed with the Securities and Exchange Commission pertaining to this Form 10-K or any amendments thereto, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary or desirable. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 7, 2012.

Name	Title

/s/ Bradley C. Krehbiel Bradley C. Krehbiel	President (Principal Executive Officer)

/s/ Jon J. Eberle Jon J. Eberle	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ Hugh C. Smith Hugh C. Smith	Chairman of the Board

/s/ Mahlon C. Schneider Mahlon C. Schneider	Director

/s/ Michael J. Fogarty Michael J. Fogarty	Director

/s/ Karen L. Himle Karen L. Himle	Director

/s/ Susan K. Kolling Susan K. Kolling	Director

/s/ Malcolm W. McDonald Malcolm W. McDonald	Director

/s/ Bernard R. Nigon Bernard R. Nigon	Director

/s/ Allen R. Berning Allen R. Berning	Director

INDEX TO EXHIBITS

Exhibit Number	Exhibit	Filing Status

3.1	Certificate of Incorporation, as amended April 28, 1998	Incorporated by Reference (1)

3.2	Amended and Restated By-laws	Incorporated by Reference (2)

4.1	Form of Common Stock Certificate	Incorporated by Reference (3)

4.2	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series A	Incorporated by Reference (4)

4.3	Warrant to Purchase Common Stock, dated December 23, 2008	Incorporated by Reference (5)

10.2†	Form of Change in Control Agreement with executive officers	Incorporated by Reference (6)

10.3†	Directors Deferred Compensation Plan	Incorporated by Reference (7)

10.4†	Amended and Restated HMN Financial, Inc. Stock Option and Incentive Plan dated July 29, 1998	Incorporated by Reference (8)

10.5†	HMN Financial, Inc. 2001 Omnibus Stock Plan	Incorporated by Reference (9)

10.6†	Form of Incentive Stock Option Agreement for HMN Financial, Inc. 2001 Omnibus Stock	Incorporated by Reference (10)

10.7†	Form of Non-Statutory Stock Option Agreement for HMN Financial, Inc. 2001 Omnibus Stock Plan	Incorporated by Reference (11)

10.8†	Form of Restricted Stock Agreement for HMN Financial, Inc. 2001 Omnibus Stock Plan	Incorporated by Reference (12)

10.9	HMN Financial, Inc. Employee Stock Ownership Plan (as amended through February 26, 2008)	Incorporated by Reference (13)

10.10	Letter Agreement, dated December 23, 2008, including Securities Purchase Agreement – Standard Terms incorporated therein by reference, between HMN Financial, Inc. and the United States Department of the Treasury	Incorporated by Reference (14)

10.11†	Form of Agreement with Senior Executive Officer to Amend Certain Benefit Plans of the Company	Incorporated by Reference (15)

10.12†	Form of Waiver by Senior Executive Officers	Incorporated by Reference (16)

10.13†	HMN Financial, Inc. 2009 Equity Incentive Plan	Incorporated by Reference (17)

10.14†	Form of Restricted Stock Agreement under HMN Financial, Inc. 2009 Equity Incentive Plan	Incorporated by Reference (18)

10.15†	Form of Incentive Stock Option Agreement under HMN Financial, Inc. 2009 Equity Incentive Plan	Incorporated by Reference (19)

10.16†	Form of Non-Statutory Stock Option Agreement under HMN Financial, Inc. 2009 Equity Incentive Plan	Incorporated by Reference (20)

10.17†	Description of Retention Awards for Certain Executive Officers	Incorporated by Reference (21)

10.18	Supervisory Agreement between HMN Financial, Inc. and the Office of Thrift Supervision	Incorporated by Reference (22)

Exhibit Number	Exhibit	Filing Status

10.19	Supervisory Agreement between Home Federal Savings Bank and the Office of Thrift Supervision	Incorporated by Reference (23)

13	Portions of Annual Report to Security Holders incorporated by reference	Filed Electronically

21	Subsidiaries of Registrant	Filed Electronically

23	Consent of KPMG LLP	Filed Electronically

24	Powers of Attorney	Included with Signatures

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically

32	Section 1350 Certifications	Filed Electronically

99.1	Section 111(b)(4) Certifications of Chief Executive Officer	Filed Electronically

99.2	Section 111(b)(4) Certifications of Chief Financial Officer	Filed Electronically

†	Management contract or compensatory arrangement
[1]	Incorporated by reference to Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1998 (File No. 0-24100).
[2]	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated March 5, 2012 (File No. 0-24100).
[3]	Incorporated by reference to the same numbered exhibit to the Company’s Registration Statement on Form S-1 dated April 1, 1994 (File No. 33-77212).
[4]	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 19, 2008, filed on December 23, 2008 (File No. 0-24100).
[5]	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 19, 2008, filed on December 23, 2008 (File No. 0-24100).
[6]	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 27, 2008, filed on June 2, 2008 (File No. 0-24100).
[7]	Incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 1994 (File No. 0-24100).
[8]	Incorporated by reference to Exhibit 10.1(b) to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1998 (File No. 0-24100).
[9]	Incorporated by reference to Exhibit B to the Company’s Proxy Statement for its Annual Meeting of Stockholders held on April 24, 2001 (File no. 0-24100).
[10]	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004 (File No. 0-24100).
[11]	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004 (File No. 0-24100).
[12]	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated January 24, 2005, filed on January 28, 2005 (File No. 0-24100).
[13]	Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2007 (File No. 0-24100).
[14]	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 19, 2008, filed on December 23, 2008 (File No. 0-24100).
[15]	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 19, 2008, filed on December 23, 2008 (File No. 0-24100).
[16]	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 19, 2008, filed on December 23, 2008 (File No. 0-24100).
[17]	Incorporated by reference to Exhibit A to the Company’s Proxy Statement for its Annual Meeting of Stockholders held on April 28, 2009 (File No. 0-24100).

[18]	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated May 6, 2009, filed on May 12, 2009 (File No. 0-24100).
[19]	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated May 6, 2009, filed on May 12, 2009 (File No. 0-24100).
[20]	Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K dated May 6, 2009, filed on May 12, 2009 (File No. 0-24100).
[21]	Incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2011 (File No. 0-24100).
[22]	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 10, 2011 filed on February 11, 2011 (File No. 0-24100).
[23]	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 10, 2011 filed on February 11, 2011 (File No. 0-24100).