Form 10-Q
period 2012-03-31
HMN FINANCIAL INC
filed 2012-05-04
CIK 921183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at April 20, 2012
Common stock, $0.01 par value	4,423,589

HMN FINANCIAL, INC.

PART I – FINANCIAL INFORMATION

Item 1 : Financial Statements

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31,	December 31,
(Dollars in thousands)	2012	2011
	(unaudited)
Assets
Cash and cash equivalents	$45,977	67,840
Securities available for sale:
Mortgage-backed and related securities (amortized cost $16,609 and $19,586)	17,597	20,645
Other marketable securities (amortized cost $70,699 and $105,700)	70,358	105,469

	87,955	126,114

Loans held for sale	3,279	3,709
Loans receivable, net	538,069	555,908
Accrued interest receivable	2,262	2,449
Real estate, net	13,595	16,616
Federal Home Loan Bank stock, at cost	4,172	4,222
Mortgage servicing rights, net	1,497	1,485
Premises and equipment, net	7,704	7,967
Prepaid expenses and other assets	1,899	2,262
Assets held for sale	0	1,583
Deferred tax asset, net	0	0

Total assets	$706,409	790,155

Liabilities and Stockholders’ Equity
Deposits	$568,237	620,128
Deposits held for sale	0	36,048
Federal Home Loan Bank advances	70,000	70,000
Accrued interest payable	562	780
Customer escrows	1,623	933
Accrued expenses and other liabilities	6,522	5,205

Total liabilities	646,944	733,094

Commitments and contingencies
Stockholders’ equity:
Serial preferred stock ($.01 par value):
Authorized 500,000 shares; issued shares 26,000	24,915	24,780
Common stock ($.01 par value):
Authorized 11,000,000; issued shares 9,128,662	91	91
Additional paid-in capital	52,193	53,462
Retained earnings, subject to certain restrictions	45,462	42,983
Accumulated other comprehensive income, net of tax	292	471
Unearned employee stock ownership plan shares	(3,142)	(3,191)
Treasury stock, at cost 4,705,073 and 4,740,711 shares	(60,346)	(61,535)

Total stockholders’ equity	59,465	57,061

Total liabilities and stockholders’ equity	$706,409	790,155

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2012	2011
Interest income:
Loans receivable	$7,796	9,903
Securities available for sale:
Mortgage-backed and related	193	324
Other marketable	249	417
Cash equivalents	27	1
Other	10	69

Total interest income	8,275	10,714

Interest expense:
Deposits	1,217	1,940
Federal Home Loan Bank advances and Federal Reserve borrowings	845	1,329

Total interest expense	2,062	3,269

Net interest income	6,213	7,445
Provision for loan losses	(128)	1,946

Net interest income after provision for loan losses	6,341	5,499

Non-interest income:
Fees and service charges	829	924
Loan servicing fees	232	250
Gain on sales of loans	909	495
Gain on sale of branch office	552	0
Other	184	117

Total non-interest income	2,706	1,786

Non-interest expense:
Compensation and benefits	3,413	3,560
(Gain) loss on real estate owned	(77)	47
Occupancy	882	940
Deposit insurance	270	404
Data processing	337	253
Other	1,418	1,588

Total non-interest expense	6,243	6,792

Income before income tax expense	2,804	493
Income tax expense	0	76

Net income	2,804	417
Preferred stock dividends and discount	(461)	(449)

Net income (loss) available to common shareholders	2,343	(32)

Basic earnings (loss) per common share	$0.60	(0.01)

Diluted earnings (loss) per common share	$0.58	(0.01)

Other comprehensive loss, net of tax:
Unrealized holding losses arising during the period	$(179)	(114)

Other comprehensive loss, net of tax	(179)	(114)

Comprehensive income (loss) attributable to common shareholders	$2,164	(146)

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

For the Three Month Period Ended March 31, 2012

(unaudited)

(Dollars in thousands)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned Employee Stock Ownership Plan Shares	Treasury Stock	Total Stock- Holders’ Equity
Balance, December 31, 2011	$24,780	91	53,462	42,983	471	(3,191)	(61,535)	57,061
Net income				2,804				2,804
Other comprehensive loss					(179)			(179)
Preferred stock discount amortization	135		(135)					0
Stock compensation tax benefits			2					2
Unearned compensation restricted stock awards			(1,199)				1,199	0
Restricted stock awards forfeited			10				(10)	0
Amortization of restricted stock awards			76					76
Preferred stock dividends accrued				(325)				(325)
Earned employee stock ownership plan shares			(23)			49		26

Balance, March 31, 2012	$24,915	91	52,193	45,462	292	(3,142)	(60,346)	59,465

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2012	2011
Cash flows from operating activities:
Net income	$2,804	417
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	(128)	1,946
Depreciation	291	327
Amortization of premiums, net	37	69
Amortization of deferred loan fees	(64)	(236)
Amortization of mortgage servicing rights, net	175	98
Capitalized mortgage servicing rights	(187)	(87)
Deferred income tax expense	0	76
(Gain) loss on sales of real estate	(77)	47
Gain on sales of loans	(909)	(495)
Proceeds from sale of loans held for sale	27,605	14,266
Disbursements on loans held for sale	(22,672)	(9,812)
Amortization of restricted stock awards	76	79
Amortization of unearned ESOP shares	49	48
Earned employee stock ownership shares priced below original cost	(23)	(19)
Stock option compensation	2	8
Decrease in accrued interest receivable	187	90
Decrease in accrued interest payable	(218)	(175)
Decrease in other assets	377	153
Decrease in other liabilities	(745)	(61)
Other, net	74	41

Net cash provided by operating activities	6,654	6,780

Cash flows from investing activities:
Principal collected on securities available for sale	2,979	3,756
Proceeds collected on maturities of securities available for sale	35,000	30,000
Purchases of securities available for sale	0	(40,032)
Redemption of Federal Home Loan Bank stock	50	333
Proceeds from sales of real estate	3,508	1,055
Net decrease in loans receivable	14,063	19,212
Gain on sale of branch office	(552)	0
Payment on sale of branch office	(36,981)	0
Purchases of premises and equipment	(25)	0

Net cash provided by investing activities	18,042	14,324

Cash flows from financing activities:
(Decrease) increase in deposits	(47,250)	4,787
Repayment of borrowings	0	(7,500)
Increase in customer escrows	691	604

Net cash used by financing activities	(46,559)	(2,109)

(Decrease) increase in cash and cash equivalents	(21,863)	18,995
Cash and cash equivalents, beginning of period	67,840	20,981

Cash and cash equivalents, end of period	$45,977	39,976

Supplemental cash flow disclosures:
Cash paid for interest	$2,280	3,443
Cash paid for income taxes	5	0
Supplemental noncash flow disclosures:
Transfer of loans to real estate	478	6,231
Loans transferred to loans held for sale	3,818	2,806

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

March 31, 2012 and 2011

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

(2) Basis of Preparation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of comprehensive income (loss), consolidated statement of stockholders’ equity and consolidated statements of cash flows in conformity with U.S. generally accepted accounting principles. However, all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The results of operations for the three-month period ended March 31, 2012 is not necessarily indicative of the results which may be expected for the entire year.

(3) New Accounting Standards

In April 2011, the FASB issued ASU 2011-03, Transfers and Servicing (Topic 860), Reconsideration of Effective Control for Repurchase Agreements. This ASU prescribes when an entity may or may not recognize a sale upon the transfer of financial assets subject to repurchase agreements. That determination is based, in part, on whether the entity has maintained effective control over the transferred assets. The amendments in this ASU removed from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. Other criteria applicable to the assessment of effective control are not changed by the amendments in this ASU. This ASU is effective for the first interim or annual period beginning on or after December 15, 2011 and should be applied prospectively to transactions or modification of existing transactions that occur on or after the effective date. The adoption of this ASU in the first quarter of 2012 did not have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this ASU change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements in order to improve consistency in wording between U.S. GAAP and IFRS. Also, the amendments in the ASU require that for each class of assets and liabilities not measured at fair value on the balance sheet but for which the fair value is disclosed, the Company shall disclose the fair value hierarchy for each asset and liability class. This ASU is effective for interim or annual period beginning on or after December 15, 2011. The adoption of this ASU in the first quarter of 2012 did not have a material impact on the Company’s consolidated financial statements other than to change the disclosures relating to fair value measurements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income. Prior to this ASU, U.S. GAAP allowed reporting entities three alternatives for presenting other comprehensive income and its components in financial statements. The first two options were to present this information in a single continuous statement of comprehensive income or in two separate but consecutive statements.

The third option, which was used by the Company, was to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This ASU eliminates the third option and therefore the Company selected to present this information in a single continuous statement of comprehensive income. This ASU is effective for fiscal years, and interim periods beginning after December 15, 2011. The adoption of this ASU in the first quarter of 2012 did not have a material impact on the Company’s consolidated financial statements other than to change the presentation of other comprehensive income as discussed above.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210). The objective of this ASU is to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of rights of setoff associated with an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this ASU. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods with those annual periods. The adoption of this ASU in the first quarter of 2013 is not anticipated to have any impact on the Company’s consolidated financial statements as it currently has no outstanding rights of setoff.

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220). The amendments in this ASU supersede certain pending paragraphs in ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to effectively defer only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. All other requirements in ASU 2011-05 are not affected by this ASU, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. The amendments in this ASU will be temporary to allow the FASB time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities. The adoption of this ASU in the first quarter of 2012 did not have a material impact on the Company’s consolidated financial statements other than to change the presentation of other comprehensive income as discussed above.

(4) Derivative Instruments and Hedging Activities

The Company had commitments outstanding to extend credit to future borrowers that had not closed prior to the end of the quarter. The Company intends to sell these commitments, which are referred to as its mortgage pipeline. As commitments to originate or purchase loans enter the mortgage pipeline, the Company generally enters into commitments to sell the mortgage pipeline into the secondary market on a firm commitment or best efforts basis. The commitments to originate, purchase or sell loans on a firm commitment basis are derivatives and are recorded at fair market value. As a result of marking these derivatives to market for the period ended March 31, 2012, the Company recorded an increase in other assets of $14,000, an increase in other liabilities of $11,000 and a gain included in the gain on sales of loans of $3,000.

The current commitments to sell loans held for sale are derivatives that do not qualify for hedge accounting. As a result, these derivatives are marked to market and the related loans held for sale are recorded at the lower-of-cost-or-market. The Company recorded a decrease in other liabilities of $56,000 and a gain included in the gain on sales of loans of $56,000.

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

The following table summarizes the assets of the Company for which fair values are determined on a recurring basis as of March 31, 2012 and December 31, 2011.

	Carrying value at March 31, 2012
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale	$87,955	360	87,595	0
Mortgage loan commitments	43	0	43	0

Total	$87,998	360	87,638	0

	Carrying value at December 31, 2011
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale	$126,114	613	125,501	0
Mortgage loan commitments	(94)	0	(94)	0

Total	$126,020	613	125,407	0

There were no transfers between Levels 1, 2, or 3 during the three months ended March 31, 2012.

The Company may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from the application of the lower-of-cost-or-market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis that were still held at March 31, 2012 and December 31, 2011, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at March 31, 2012 and December 31, 2011.

	Carrying value at March 31, 2012
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Three months ended March 31, 2012 Total Gains (Losses)
Loans held for sale	$3,279	0	3,279	0	16
Mortgage servicing rights	1,497	0	1,497	0	0
Loans (1)	47,999	0	47,999	0	(1,101)
Real estate, net (2)	13,595	0	13,595	0	(143)

Total	$66,370	0	66,370	0	(1,228)

	Carrying value at December 31, 2011
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Year ended December 31, 2011 Total Gains (Losses)
Loans held for sale	$3,709	0	3,709	0	129
Mortgage servicing rights	1,485	0	1,485	0	0
Loans (1)	38,162	0	38,162	0	(4,167)
Real estate, net (2)	16,616	0	16,616	0	(2,690)
Assets held for sale	1,583	0	1,583	0	0
Deposits held for sale	36,048	0	36,048	0	0

Total	$97,603	0	97,603	0	(6,728)

(1)	Represents carrying value and related write-downs of loans for which adjustments are based on the appraised value of the collateral. The carrying value of loans fully charged-off is zero.
(2)	Represents the fair value and related losses of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

(6) Fair Value of Financial Instruments

Generally accepted accounting principles require interim reporting period disclosure about the fair value of financial instruments, including assets, liabilities and off-balance sheet items for which it is practicable to estimate fair value. The fair value hierarchy level for each asset and liability, as defined in note 5, have been included in the following table as of March 31, 2012 as required by the adoption of ASU 2011-04 in the first quarter of 2012. The fair value estimates are made based upon relevant market information, if available, and upon the characteristics of the financial instruments themselves. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based upon judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. The estimated fair value of the Company’s financial instruments as of March 31, 2012 and December 31, 2011 are shown below.

	March 31, 2012						December 31, 2011
			Fair value hierarchy
(Dollars in thousands)	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3	Contract amount	Carrying amount	Estimated fair value	Contract Amount
Financial assets:
Cash and cash equivalents	$45,977	45,977	45,977				67,840	67,840
Securities available for sale	87,955	87,955	360	87,595			126,114	126,114
Loans held for sale	3,279	3,279		3,279			3,709	3,709
Loans receivable, net	538,069	546,984		546,984			555,908	566,266
Federal Home Loan Bank stock	4,172	4,172		4,172			4,222	4,222
Accrued interest receivable	2,262	2,262		2,262			2,449	2,449
Assets held for sale	0	0					1,583	1,605
Financial liabilities:
Deposits	568,237	568,237		568,237			620,128	620,128
Deposits held for sale	0	0					36,048	36,048
Federal Home Loan Bank advances	70,000	73,840		73,840			70,000	74,433
Accrued interest payable	562	562		562			780	780
Off-balance sheet financial instruments:
Commitments to extend credit	16	16		16		97,662	29	29	91,113
Commitments to sell loans	(49)	(49)		(49)		7,932	(94)	(94)	7,263

Cash and Cash Equivalents

The carrying amount of cash and cash equivalents approximates their fair value.

Securities Available for Sale

The fair values of securities were based upon quoted market prices for identical or similar instruments in active markets.

Loans Held for Sale

The fair values of loans held for sale were based upon quoted market prices for loans with similar interest rates and terms to maturity.

Loans Receivable

The fair values of loans receivable were estimated for groups of loans with similar characteristics. The fair value of the loan portfolio, with the exception of the adjustable rate portfolio, was calculated by discounting the scheduled cash flows through the estimated maturity using anticipated prepayment speeds and using discount rates that reflect the credit and interest rate risk inherent in each loan portfolio. The fair value of the adjustable loan portfolio was estimated by grouping the loans with similar characteristics and comparing the characteristics of each group to the prices quoted for similar types of loans in the secondary market. This method of estimating fair value does not incorporate the exit-price concept of fair value prescribed by ASC 820, Fair Value Measurements and Disclosures.

Federal Home Loan Bank Stock

The carrying amount of FHLB stock approximates its fair value.

Accrued Interest Receivable

The carrying amount of accrued interest receivable approximates its fair value since it is short-term in nature and does not present unanticipated credit concerns.

Deposits

The fair value of demand deposits, savings accounts and certain money market account deposits is the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities. If the fair value of the fixed maturity certificates of deposit is calculated at less than the carrying amount, the carrying value of these deposits is reported as the fair value.

The fair value estimate for deposits does not include the benefit that results from the low cost funding provided by the Company’s existing deposits and long-term customer relationships compared to the cost of obtaining different sources of funding. This benefit is commonly referred to as the core deposit intangible.

Federal Home Loan Bank Advances

The fair values of advances with fixed maturities are estimated based on discounted cash flow analysis using as discount rates the interest rates charged by the FHLB for borrowings of similar remaining maturities.

Accrued Interest Payable

The carrying amount of accrued interest payable approximates its fair value since it is short-term in nature.

Commitments to Extend Credit

The fair values of commitments to extend credit are estimated using the fees normally charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counter parties.

Commitments to Sell Loans

The fair values of commitments to sell loans are estimated using the quoted market prices for loans with similar interest rates and terms to maturity.

(7) Other Comprehensive Loss

Other comprehensive loss is defined as the change in equity during a period from transactions and other events from nonowner sources. Comprehensive income (loss) is the total of net income and other comprehensive loss, which for the Company is comprised of unrealized losses on securities available for sale. The components of other comprehensive loss and the related tax effects were as follows:

	For the period ended March 31,
	2012			2011
(Dollars in thousands)	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Securities available for sale:
Net unrealized losses arising during the period	$(179)	0	(179)	(190)	(76)	(114)

Other comprehensive loss	$(179)	0	(179)	(190)	(76)	(114)

(8) Securities Available For Sale

The following table shows the gross unrealized losses and fair value for the securities available for sale portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2012 and December 31, 2011.

	March 31, 2012
	Less than twelve months			Twelve months or more			Total
(Dollars in thousands)	# of Investments	Fair Value	Unrealized Losses	# of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Other marketable securities:
Corporate preferred stock	0	$0	0	0	$175	(525)	$175	(525)

Total temporarily impaired securities	0	$0	0	0	$175	(525)	$175	(525)

	December 31, 2011
	Less than twelve months			Twelve months or more			Total
(Dollars in thousands)	# of Investments	Fair Value	Unrealized Losses	# of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Other marketable securities:
Corporate preferred stock	0	$0	0	1	$175	(525)	$175	(525)

Total temporarily impaired securities	0	$0	0	1	$175	(525)	$175	(525)

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

The unrealized losses reported for corporate preferred stock at March 31, 2012 and December 31, 2011 related to a single trust preferred security that was issued by the holding company of a small community bank. Typical of most trust preferred issuances, the issuer has the ability to defer interest payments for up to five years with interest payable on the deferred balance. In October 2009, the issuer elected to defer its scheduled interest payments as allowed by the terms of the security agreement. The issuer’s subsidiary bank has incurred operating losses due to increased provisions for loan losses but still meets the regulatory requirements to be considered “adequately capitalized” based on its most recent regulatory filing. Based on a review of the issuer, it was determined that the trust preferred security was not other-than-temporarily impaired at March 31, 2012. The Company does not intend to sell the preferred stock and has the intent and ability to hold it for a period of time sufficient to recover the temporary loss. Management believes that the Company will receive all principal and interest payments contractually due on the security and that the decrease in the market value is primarily due to a lack of liquidity in the market for trust preferred securities and the deferral of interest by the issuer. Management will continue to monitor the credit risk of the issuer and may be required to recognize other-than-temporary impairment charges on this security in future periods.

A summary of securities available for sale at March 31, 2012 and December 31, 2011 is as follows:

(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
March 31, 2012:
Mortgage-backed securities:
FHLMC	$9,612	528	0	10,140
FNMA	6,641	456	0	7,097
Collateralized mortgage obligations:
FHLMC	167	2	0	169
FNMA	189	2	0	191

	16,609	988	0	17,597

Other marketable securities:
U.S. Government agency obligations	69,999	184	0	70,183
Corporate preferred stock	700	0	(525)	175

	70,699	184	(525)	70,358

	$87,308	1,172	(525)	87,955

(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
December 31, 2011:
Mortgage-backed securities:
FHLMC	$11,310	553	0	11,863
FNMA	7,670	499	0	8,169
Collateralized mortgage obligations:
FHLMC	335	4	0	339
FNMA	271	3	0	274

	19,586	1,059	0	20,645

Other marketable securities:
U.S. Government agency obligations	105,000	294	0	105,294
Corporate preferred stock	700	0	(525)	175

	105,700	294	(525)	105,469

	$125,286	1,353	(525)	126,114

The following table indicates amortized cost and estimated fair value of securities available for sale at March 31, 2012 based upon contractual maturity adjusted for scheduled repayments of principal and projected prepayments of principal based upon current economic conditions and interest rates.

(Dollars in thousands)	Amortized Cost	Fair Value
Due less than one year	$33,528	34,071
Due after one year through five years	52,679	53,283
Due after five years through ten years	401	426
Due after 10 years	700	175

Total	$87,308	87,955

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

(9) Loans Receivable, Net

A summary of loans receivable at March 31, 2012 and December 31, 2011 is as follows:

(Dollars in thousands)	March 31, 2012	December 31, 2011
1-4 family	$117,645	119,066
Commercial real estate:
Residential developments	53,929	52,746
Alternative fuels	15,884	18,882
Other	210,493	218,286

	280,306	289,914
Consumer	59,187	62,161
Commercial business:
Construction/development	4,661	4,786
Banking	4,899	4,899
Other	93,293	99,574

	102,853	109,259

Total loans	559,991	580,400
Less:
Unamortized discounts	79	93
Net deferred loan fees	419	511
Allowance for loan losses	21,424	23,888

Total loans receivable, net	$538,069	555,908

(10) Allowance for Loan Losses and Credit Quality Information

The allowance for loan losses is summarized as follows:

(Dollars in thousands)	1-4 Family	Commercial Real Estate	Consumer	Commercial Business	Total
Balance, December 31, 2011	$3,718	13,622	1,159	5,389	23,888
Provision for losses	30	(184)	219	(193)	(128)
Charge-offs	0	(2,630)	(265)	(8)	(2,903)
Recoveries	0	241	9	317	567

Balance, March 31, 2012	$3,748	11,049	1,122	5,505	21,424

Allocated to:
Specific reserves	$1,000	3,882	429	2,200	7,511
General reserves	2,748	7,167	693	3,305	13,913

Balance, March 31, 2012	$3,748	11,049	1,122	5,505	21,424

Allocated to:
Specific reserves	$1,086	3,559	367	1,621	6,633
General reserves	2,632	10,063	792	3,768	17,255

Balance, December 31, 2011	$3,718	13,622	1,159	5,389	23,888

Loans receivable at December 31, 2011:
Individually reviewed for impairment	$6,241	30,495	1,205	6,855	44,796
Collectively reviewed for impairment	112,825	259,419	60,956	102,404	535,604

Ending balance	$119,066	289,914	62,161	109,259	580,400

Loans receivable at March 31, 2012:
Individually reviewed for impairment	$8,714	38,064	1,377	7,355	55,510
Collectively reviewed for impairment	108,931	242,242	57,810	95,498	504,481

Ending balance	$117,645	280,306	59,187	102,853	559,991

(Dollars in thousands)	1-4 Family	Commercial Real Estate	Consumer	Commercial Business	Total
Balance, December 31, 2010	$2,145	24,590	924	15,169	42,828

Provision for losses	756	539	147	504	1,946
Charge-offs	(403)	(7,576)	(52)	(2,308)	(10,339)
Recoveries	0	5	4	509	518

Balance, March 31, 2011	$2,498	17,558	1,023	13,874	34,953

Allocated to:
Specific reserves	$1,578	7,501	133	9,636	18,848
General reserves	920	10,057	890	4,238	16,105

Balance, March 31, 2011	$2,498	17,558	1,023	13,874	34,953

Loans receivable at December 31, 2010:
Individually reviewed for impairment	$6,729	45,077	299	26,855	78,960
Collectively reviewed for impairment	121,806	311,314	70,304	126,184	629,608

Ending balance	$128,535	356,391	70,603	153,039	708,568

Loans receivable at March 31, 2011:
Individually reviewed for impairment	$6,113	30,371	293	24,495	61,272
Collectively reviewed for impairment	121,509	296,735	67,655	123,452	609,351

Ending balance	$127,622	327,106	67,948	147,947	670,623

The following table summarizes the amount of classified and unclassified loans at March 31, 2012 and December 31, 2011:

	March 31, 2012
	Classified					Unclassified
(Dollars in thousands)	Special Mention	Substandard	Doubtful	Loss	Total	Total	Total Loans
1-4 family	$2,344	19,320	809	0	22,473	95,172	117,645
Commercial real estate:
Residential developments	689	37,628	309	0	38,626	15,303	53,929
Alternative fuels	0	0	0	0	0	15,884	15,884
Other	5,668	18,211	77	0	23,956	186,537	210,493

Consumer	0	1,023	152	202	1,377	57,810	59,187
Commercial business:
Construction/development	0	2,678	0	0	2,678	1,983	4,661
Banking	0	4,899	0	0	4,899	0	4,899
Other	2,597	8,548	334	0	11,479	81,814	93,293

	$11,298	92,307	1,681	202	105,488	454,503	559,991

	December 31, 2011
	Classified					Unclassified
(Dollars in thousands)	Special Mention	Substandard	Doubtful	Loss	Total	Total	Total Loans
1-4 family	$8,870	11,129	738	0	20,737	98,329	119,066
Commercial real estate:
Residential developments	444	39,709	1,113	0	41,266	11,480	52,746
Alternative fuels	0	0	0	0	0	18,882	18,882
Other	5,789	19,607	0	0	25,396	192,880	218,286

Consumer	0	857	224	124	1,205	60,956	62,161
Commercial business:
Construction/development	0	2,722	0	0	2,722	2,064	4,786
Banking	0	3,750	1,149	0	4,899	0	4,899
Other	3,203	8,056	0	0	11,259	88,315	99,574

	$18,306	85,830	3,224	124	107,484	472,916	580,400

Classified loans represent special mention, performing substandard and non-performing loans. Loans classified as substandard are loans that are generally inadequately protected by the current net worth and paying capacity of the obligor, or by the collateral pledged, if any. Loans classified as substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Loans classified as doubtful have the weaknesses of those classified as substandard, with additional characteristics that make collection in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. A loan classified as loss is considered uncollectible and of such little value that continuance as an asset on the balance sheet is not warranted. Loans classified as substandard or doubtful require the Bank to perform an analysis of the individual loan and charge off any loans, or portion thereof, that are deemed uncollectible.

The aging of past due loans at March 31, 2012 and December 31, 2011 are summarized as follows:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
March 31, 2012
1-4 family	$1,848	249	998	3,095	114,550	117,645	0
Commercial real estate:
Residential developments	0	51	3,872	3,923	50,006	53,929	0
Alternative fuels	0	0	0	0	15,884	15,884	0
Other	681	55	3,681	4,417	206,076	210,493	0

Consumer	300	1	432	733	58,454	59,187	0
Commercial business:
Construction/development	275	0	0	275	4,386	4,661	0
Banking	0	0	1,149	1,149	3,750	4,899	0
Other	273	2,324	2,825	5,422	87,871	93,293	0

	$3,377	2,680	12,957	19,014	540,977	559,991	0

December 31, 2011
1-4 family	$1,876	305	1,297	3,478	115,588	119,066	0
Commercial real estate:
Residential developments	107	290	8,211	8,608	44,138	52,746	0
Alternative fuels	0	0	0	0	18,882	18,882	0
Other	350	79	5,184	5,613	212,673	218,286	0

Consumer	658	374	387	1,419	60,742	62,161	0
Commercial business:
Construction/development	286	0	0	286	4,500	4,786	0
Banking	0	0	1,149	1,149	3,750	4,899	0
Other	351	112	2,877	3,340	96,234	99,574	0

	$3,628	1,160	19,105	23,893	556,507	580,400	0

Impaired loans include loans that are non-performing (non-accruing) and loans that have been modified in a troubled debt restructuring (TDR). The following table summarizes impaired loans and related allowances as of March 31, 2012 and December 31, 2011:

	March 31, 2012			December 31, 2011
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans with no related allowance recorded:
1-4 family	$4,167	4,488	0	2,651	2,972	0
Commercial real estate:
Residential developments	12,633	17,233	0	6,900	9,855	0
Alternative fuels	0	0	0	0	0	0
Other	3,882	4,576	0	3,745	4,381	0
Consumer	360	360	0	489	489	0
Commercial business:
Construction/development	221	2,192	0	340	2,311	0
Banking	1,149	3,248	0	1,149	3,248	0
Other	404	1,412	0	598	1,607	0

Loans with an allowance recorded:
1-4 family	4,547	4,547	1,001	3,590	3,590	1,086
Commercial real estate:
Residential developments	15,577	16,520	2,381	13,889	14,017	2,546
Alternative fuels	0	0	0	0	0	0
Other	5,972	8,282	1,500	5,961	8,272	1,013
Consumer	1,017	1,017	429	716	716	367
Commercial business:
Construction/development	0	0	0	0	0	0
Banking	0	0	0	0	0	0
Other	5,581	7,959	2,200	4,768	7,145	1,621

Total:
1-4 family	8,714	9,035	1,001	6,241	6,562	1,086
Commercial real estate:
Residential developments	28,210	33,753	2,381	20,789	23,872	2,546
Alternative fuels	0	0	0	0	0	0
Other	9,854	12,858	1,500	9,706	12,653	1,013
Consumer	1,377	1,377	429	1,205	1,205	367
Commercial business:
Construction/development	221	2,192	0	340	2,311	0
Banking	1,149	3,248	0	1,149	3,248	0
Other	5,985	9,371	2,200	5,366	8,752	1,621

	$55,510	71,834	7,511	44,796	58,603	6,633

The following table summarizes the average recorded investment and interest income recognized on impaired loans during the three months ended March 31, 2012 and 2011:

	March 31, 2012		March 31, 2011
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance recorded:
1-4 family	$3,409	27	1,152	20
Commercial real estate:
Residential developments	9,767	227	6,183	73
Alternative fuels	0	0	0	0
Other	3,814	10	387	4
Consumer	425	1	72	0
Commercial business:
Construction/development	281	0	223	2
Banking	1,149	0	0	0
Other	501	0	520	15
Loans with an allowance recorded:
1-4 family	4,069	23	5,269	41
Commercial real estate:
Residential developments	14,733	37	20,021	110
Alternative fuels	0	0	4,995	0
Other	5,967	4	6,139	14
Consumer	867	11	224	3
Commercial business:
Construction/development	0	0	4,397	3
Banking	0	0	8,223	0
Other	5,175	15	12,312	75
Total:
1-4 family	7,478	50	6,421	61
Commercial real estate:
Residential developments	24,500	264	26,204	183
Alternative fuels	0	0	4,995	0
Other	9,781	14	6,526	18
Consumer	1,292	12	296	3
Commercial business:
Construction/development	281	0	4,620	5
Banking	1,149	0	8,223	0
Other	5,676	15	12,832	90

	$50,157	355	70,117	360

At March 31, 2012 and December 31, 2011, non-accruing loans totaled $33.0 million and $34.0 million, respectively, for which the related allowance for loan losses was $5.9 million and $5.2 million, respectively. The increase in the related allowances is due primarily to two new non-accruing loans and increased reserves on one existing non-accruing loan. All of the interest income that was recognized for non-accruing loans was recognized using the cash basis method of income recognition. Non-accruing loans for which no specific allowance has been recorded, because management determined that the value of the collateral was sufficient to repay the loan, totaled $10.6 million and $14.8 million, respectively. Non-accrual loans also include certain loans that have had terms modified in a TDR.

The non-accrual loans at March 31, 2012 and December 31, 2011 are summarized as follows:

(Dollars in thousands)	March 31, 2012	December 31, 2011
1-4 family	$5,240	$4,435
Commercial real estate:
Residential developments	12,696	13,412
Alternative fuels	0	0
Other	7,802	9,246
Consumer	737	699
Commercial business:
Construction/development	221	340
Banking	1,149	1,149
Other	5,169	4,712

	$33,014	$33,993

During the third quarter of 2011, the Company adopted Accounting Standards Update (ASU) 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring (Topic 310), which modified guidance for identifying restructurings of receivables that constitute a TDR. At March 31, 2012 and December 31, 2011, there were loans included in loans receivable, net, with terms that had been modified in a TDR totaling $43.8 million and $29.2 million, respectively. For the loans that were restructured in the first quarter of 2012, $12.3 million were classified but performing and $4.0 million were non-performing at March 31, 2012.

The following table summarizes troubled debt restructurings at March 31, 2012 and December 31, 2011:

	March 31, 2012				December, 31, 2011
(Dollars in thousands)	Accruing	Non- Accrual	Total	Accruing	Non- Accrual	Total
1-4 Family	$3,474	3,385	6,859	1,806	1,999	3,805
Consumer	71	640	711	507	71	578
Commercial real estate	17,567	13,683	31,250	7,837	12,221	20,058
Commercial business	815	4,135	4,950	653	4,110	4,763

	$21,927	21,843	43,770	10,803	18,401	29,204

There were no material commitments to lend additional funds to customers whose loans were restructured or classified as nonaccrual at March 31, 2012 or December 31, 2011.

TDR concessions can include reduction of interest rates, extension of maturity dates, forgiveness of principal and/or interest due, or acceptance of real estate or other assets in full or partial satisfaction of the debt. Loan modifications are not reported as TDR’s after 12 months if the loan was modified at a market rate of interest for comparable risk loans, and the loan is performing in accordance with the terms of the restructured agreement for the entire 12 month period. All loans classified as TDR’s are considered to be impaired.

When a loan is modified as a TDR, there may be a direct, material impact on the loans within the balance sheet, as principal balances may be partially forgiven. The financial effects of TDR’s are presented in the following table and represent the difference between the outstanding recorded balance pre-modification and post-modification, for the three month period ending March 31, 2012.

	Three Months Ended March 31, 2012
(Dollars in thousands)	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Troubled debt restructurings:
1-4 family	27	$3,204	3,204
Commercial real estate:
Residential developments	7	11,479	9,823
Alternative fuels	0	0	0
Other	6	2,815	2,758
Consumer	8	268	268
Commercial business:
Construction/development	0	0	0
Banking	0	0	0
Other	2	244	244

Total	50	$18,010	16,297

Loans that were restructured within the 12 months preceding March 31, 2012 and defaulted during the three months ended March 31, 2012 are presented in the table below.

	Three Months Ended March 31, 2012
(Dollars in thousands)	Number of Contracts	Outstanding Recorded Investment
1-4 family	1	$93
Commercial real estate:
Residential developments	0	0
Alternative fuels	0	0
Other	3	510
Consumer	0	0
Commercial business:
Construction/development	0	0
Banking	0	0
Other	3	2,777

Total	7	$3,380

The Company considers a loan to have defaulted when it becomes 90 or more days past due under the modified terms, when it is placed in non-accrual status, when it becomes other real estate owned, or when it becomes non-compliant with some other material requirement of the modification agreement.

Loans that were non-accrual prior to modification remain on non-accrual for at least six months following modification. Non-accrual TDR loans that have performed according to the modified terms for six months may be returned to accruing status. Loans that were accruing prior to modification remain on accrual status after the modification as long as the loan continues to perform under the new terms.

TDR’s are reviewed for impairment following the same methodology as other impaired loans. For loans that are collateral dependent, the value of the collateral is reviewed and additional reserves may be added as needed. Loans that are not collateral dependent may have additional reserves established if deemed necessary. The allowance for loan losses on TDR’s was $4.1 million, or 19.2%, of the total $21.4 million in loan loss reserves at March 31, 2012 and $3.5 million, or 14.6%, of the total $23.9 million in loan loss reserves at December 31, 2011.

(11) Investment in Mortgage Servicing Rights

A summary of mortgage servicing activity is as follows:

(Dollars in thousands)	Three months ended March 31, 2012	Twelve months ended December 31, 2011	Three months ended March 31, 2011
Balance, beginning of period	$1,485	1,586	1,586
Originations	187	461	87
Amortization	(175)	(562)	(98)

Balance, end of period	1,497	1,485	1,575

Fair value of mortgage servicing rights	$1,887	1,878	2,636

All of the loans being serviced were single family loans under the FNMA mortgage-backed security program or the individual loan sale program. The following is a summary of the risk characteristics of the loans being serviced at March 31, 2012.

(Dollars in thousands)	Loan Principal Balance	Weighted Average Interest Rate	Weighted Average Remaining Term	Number of Loans
Original term 30 year fixed rate	$201,392	5.00%	298	1,775
Original term 15 year fixed rate	100,925	4.24	132	1,377
Adjustable rate	415	3.38	297	8

The gross carrying amount of mortgage servicing rights and the associated accumulated amortization at March 31, 2012 is presented in the following table. Amortization expense was $175,000 and $98,000 for the three months ended March 31, 2012 and 2011, respectively.

(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Unamortized Mortgage Servicing Rights
Mortgage servicing rights	$2,135	(638)	1,497

Total	$2,135	(638)	1,497

The following table indicates the estimated future amortization expense for amortized mortgage servicing rights:

(Dollars in thousands)
Year ending December 31,
2012	$262
2013	336
2014	314
2015	276
2016	190
Thereafter	119

Projections of amortization are based on existing asset balances and the existing interest rate environment as of March 31, 2012. The Company’s actual experience may be significantly different depending upon changes in mortgage interest rates and other market conditions.

(12) Earnings (Loss) per Common Share

The following table reconciles the weighted average shares outstanding and the earnings (loss) available to common shareholders used for basic and diluted earnings per share:

	Three months ended March 31,
	2012	2011
Weighted average number of common shares outstanding
used in basic earnings per common share calculation	3,914,220	3,816,686
Net dilutive effect of:
Restricted stock awards	99,513	0

Weighted average number of shares outstanding
adjusted for effect of dilutive securities	4,013,733	3,816,686

Income (loss) available to common shareholders	$2,342,316	(31,818)
Basic earnings (loss) per common share	$0.60	(0.01)
Diluted earnings (loss) per common share	$0.58	(0.01)

At March 31, 2012 and March 31, 2011, there were 0 and 125,647 common share equivalents outstanding that are not included in the calculation of diluted earnings per share as they are anti-dilutive.

(13) Regulatory Capital and Oversight

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

The Bank entered into a written Supervisory Agreement with its primary regulator, the OTS, effective February 22, 2011 that primarily relates to the Bank’s financial performance and credit quality issues. This agreement replaced the prior memorandum of understanding that the Bank entered into with the OTS on December 9, 2009. In accordance with the agreement, the Bank submitted a two year business plan in May of 2011 that the OCC (as defined below and as successor to the OTS) accepted with the expectation that the Bank would be in adherence with the OCC’s Notification of Establishment of Higher Minimum Capital Ratios, dated August 8, 2011, also known as an individual minimum capital requirement or IMCR, which required the Bank to establish and maintain a minimum core capital ratio of 8.50% by December 31, 2011, as discussed more fully below. As required by the Supervisory Agreement, the Bank submitted an updated two year capital plan in January of 2012 that the OCC may make comments upon, and require revisions to. The Bank must operate within the parameters of the final business plan and is required to monitor and submit periodic reports on its compliance with the plan. The Bank also submitted a problem asset reduction plan that the OCC has accepted. The Bank must operate within the parameters of the final problem asset plan and is required to monitor and submit periodic reports on its compliance with the plan. The Bank has also revised its loan modification policies and its program for identifying, monitoring and controlling risk associated with concentrations of credit, and improved the documentation relating to the allowance for loan and lease losses as required by the agreement. In addition, without the consent of the OCC, the Bank may not declare or pay any cash dividends, increase its total assets during any quarter in excess of the amount of the net interest credited on deposit liabilities during the prior quarter, enter into any new contractual arrangement or renew or extend any existing arrangement related to compensation or benefits with any directors or officer, make any golden parachute payments, or enter into any significant contracts with a third party service provider. The Bank believes it was in compliance with all requirements of its Supervisory Agreement at March 31, 2012.

The Company also entered into a written Supervisory Agreement with the OTS effective February 22, 2011. This agreement replaced the prior memorandum of understanding that the Company entered into with the OTS on December 9, 2009. As required by the Supervisory Agreement, the Company submitted an updated two year capital plan in January of 2012 that the Federal Reserve Board (as successor to the OTS) may make comments upon, and to which it may require revisions. The Company must operate within the parameters of the final capital plan and is required to monitor and submit periodic reports on its compliance with the plan. In addition, without the consent of the Federal Reserve Board, the Company may not incur or issue any debt, guarantee the debt of any entity, declare or pay any cash dividends or repurchase any of the Company’s capital stock, enter into any new contractual arrangement or renew or extend any existing arrangement related to compensation or benefits with any directors or officer, or make any golden parachute payments. The Company believes it was in compliance with all requirements of its Supervisory Agreement at March 31, 2012.

References to the OTS shall mean, with respect to the Company, beginning July 21, 2011, the Federal Reserve Board (FRB) and mean, with respect to the Bank, beginning July 21, 2011, the Office of the Comptroller of the Currency (OCC). On July 21, 2011, the OTS was integrated into the OCC and the primary banking regulator for the Company became the FRB.

Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Tier I (Core) capital, and risk-based capital (as defined in the regulations) to total assets (as defined in the regulations).

On March 31, 2012, the Bank’s tangible assets were $706.0 million, its adjusted total assets were $705.7 million and its risk-weighted assets were $532.8 million. The following table presents the Bank’s capital amounts and ratios at March 31, 2012 for actual capital, required capital and excess capital including ratios required to qualify as a well capitalized institution under the Prompt Corrective Actions regulations.

	Actual		Required to be Adequately Capitalized		Excess Capital		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Percent of Assets(1)	Amount	Percent of Assets (1)	Amount	Percent of Assets(1)	Amount	Percent of Assets(1)
Bank stockholder’s equity	$60,300
Less:
Net unrealized gains on certain securities available for sale	(292)
Disallowed servicing and tax assets	0

Tier I or core capital	60,008
Tier I capital to adjusted total assets		8.50%	$28,228	4.00%	$31,780	4.50%	$35,285	5.00%
Tier I capital to risk-weighted assets		11.26%	$21,312	4.00%	$38,696	7.26%	$31,969	6.00%
Plus:
Allowable allowance for loan losses	6,842

Risk-based capital	$66,850		$42,625		$24,225		$53,281

Risk-based capital to risk- weighted assets		12.55%		8.00%		4.55%		10.00%

(1)	Based upon the Bank’s adjusted total assets for the purpose of the tangible and core capital ratios and risk-weighted assets for the purpose of the risk-based capital ratio.

The OCC established an IMCR for the Bank. An IMCR requires a bank to establish and maintain levels of capital greater than those generally required for a bank to be classified as “well-capitalized.” Effective December 31, 2011, the Bank was required to establish, and subsequently maintain, core capital at least equal to 8.50% of adjusted total assets, which was in excess of the Bank’s 7.14% core capital to adjusted total assets ratio at December 31, 2011. In February 2012, the Bank received a Notice of Failure to Maintain Minimum Capital Ratios from the OCC arising out of its failure to establish and maintain its IMCR of 8.50% core capital to adjusted total assets at December 31, 2011. Pursuant to the notice, the OCC required the Bank to submit by April 30, 2012 a further written capital plan of how it intends to achieve and maintain its IMCR, and a contingency plan in the event the IMCR is not achieved through the Bank’s primary plan. Because of the improved financial results and the decrease in assets experienced during the first quarter of 2012, the Bank’s core capital ratio improved to 8.50% at March 31, 2012. In April 2012, the Bank submitted the required revised capital and contingency plan to the OCC which the OCC may make comments upon, and require revisions to.

The Bank’s failure to comply with the terms of the IMCR at December 31, 2011 was, and its failure to continue to comply in the future can be, deemed an unsafe and unsound banking practice and could subject it to further limits on growth and such legal actions or sanctions as the OCC considers appropriate. There can be no assurance that the Bank will continue to maintain compliance with the IMCR in the future. Possible sanctions include among others (i) the imposition of one or more cease and desist orders requiring corrective action, which are enforceable directives that may address any aspect of the Company or Bank management, operations or capital, including requirements to change management, raise equity capital, dispose of assets or effect a change of control; (ii) civil money penalties; and (iii) downgrades in the capital adequacy status of the Company and the Bank. These regulatory actions may significantly restrict the ability of the Company and the Bank to take operating and strategic actions that may be in the best interests of stockholders or compel the Company and the Bank to take operating and strategic actions that are not potentially in the best interests of stockholders.

Management believes that, as of March 31, 2012, the Bank’s capital ratios were in excess of those quantitative capital ratio standards set forth under the prompt corrective action regulations described above. The failure of the Bank to satisfy the IMCR at any time does not by itself affect the Bank’s status as “well-capitalized” within the meaning of these prompt corrective action regulations. However, there can be no assurance that the Bank will continue to maintain such status in the future. The OCC has extensive discretion in its supervisory and enforcement activities, and can adjust the requirement to be “well-capitalized” in the future.

In order to improve its capital ratios and maintain compliance with its IMCR, the Bank is, among other things, working to improve its financial results, reduce non-performing assets, and decrease the asset size of the Bank. In March 2012, the Bank also sold substantially all of the assets and liabilities associated with its Toledo, Iowa branch. If capital conditions were to deteriorate, the Bank may also determine it to be necessary or prudent to dispose of other non-strategic assets. These actions may result in changes in the Bank’s assets, liabilities and earnings, some of which may be material, during the period in which the action is taken or is consummated or over a longer period of time. Further, the Company may need, or be required by supervising banking regulators, to raise additional capital of which there can be no assurance that, if raised, it would be on terms favorable to the Company. If the Company raises capital through the issuance of additional shares of common stock or other equity securities, it would dilute the ownership interests of existing stockholders and, given our current common stock trading price, would be expected to dilute the per share book value of the Company’s common stock and could result in a change of control of the Company and the Bank.

(14) Commitments and Contingencies

The Bank issued standby letters of credit which guarantee the performance of customers to third parties. The standby letters of credit issued and available at March 31, 2012 were approximately $1.9 million, expire over the next two years, and are collateralized primarily with commercial real estate mortgages. Since the conditions under which the Bank is required to fund the standby letters of credit may not materialize, the cash requirements are expected to be less than the total outstanding commitments.

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

The following table sets forth certain information about the reconciliations of reported profit and assets for each of the Company’s reportable segments.

(Dollars in thousands)	Home Federal Savings Bank	Other	Eliminations	Consolidated Total
At or for the quarter ended March 31, 2012:
Interest income—external customers	$8,275	0	0	8,275
Non-interest income—external customers	2,706	0	0	2,706
Intersegment interest income	0	1	(1)	0
Intersegment non-interest income	47	3,024	(3,071)	0
Interest expense	2,063	0	(1)	2,062
Amortization of mortgage servicing rights, net	175	0	0	175
Other non-interest expense	5,892	223	(47)	6,068
Income tax expense	0	0	0	0
Net income	3,026	2,802	(3,024)	2,804
Total assets	706,328	61,739	(61,658)	706,409
At or for the quarter ended March 31, 2011:
Interest income—external customers	$10,714	0	0	10,714
Non-interest income—external customers	1,788	0	0	1,788
Loss on limited partnerships	(2)	0	0	(2)
Intersegment interest income	0	1	(1)	0
Intersegment non-interest income	43	688	(731)	0
Interest expense	3,270	0	(1)	3,269
Amortization of mortgage servicing rights, net	98	0	0	98
Other non-interest expense	6,463	274	(43)	6,694
Income tax expense	76	0	0	76
Net income	690	415	(688)	417
Total assets	878,686	70,563	(70,493)	878,756

HMN FINANCIAL, INC.

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Information

This quarterly report and other reports filed by the Company with the Securities and Exchange Commission may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are often identified by such forward-looking terminology as “expect,” “intent,” “look,” “believe,” “anticipate,” “estimate,” “project,” “seek,” “may,” “will,” “would,” “could,” “should,” “trend,” “target,” and “goal” or similar statements or variations of such terms and include, but are not limited to, those relating to increasing our core deposit relationships, reducing non-performing assets, reducing expense and generating improved financial results; the adequacy and amount of available liquidity and capital resources to the Bank; the Company’s liquidity and capital requirements; our expectations for core capital and our strategies and potential strategies for improvement thereof; changes in the size of the Bank’s loan portfolio; the recovery of the valuation allowance on deferred tax assets; the amount and mix of the Bank’s non-performing assets and the appropriateness of the allowance therefor; future losses on non-performing assets; the amount of interest-earning assets; the amount and mix of brokered and other deposits (including the Company’s ability to renew brokered deposits); the availability of alternate funding sources; the payment of dividends; the future outlook for the Company; the amount of deposits that will be withdrawn from checking and money market accounts and how the withdrawn deposits will be replaced; the projected changes in net interest income based on rate shocks; the range that interest rates may fluctuate over the next twelve months; the net market risk of interest rate shocks; the future outlook for the issuer trust preferred securities held by the Bank; and the Bank’s compliance with regulatory standards generally (including the Bank’s status as “well-capitalized”), and supervisory agreements, individual minimum capital requirements or other supervisory directives or requirements to which the Company or the Bank are or may become expressly subject, specifically, and possible responses of the OCC and FRB and the Bank and the Company to any failure to comply with any such regulatory standard, agreement or requirement. A number of factors could cause actual results to differ materially from the Company’s assumptions and expectations. These include but are not limited to the adequacy and marketability of real estate and other collateral securing loans to borrowers; federal and state regulation and enforcement, including restrictions set forth in the supervisory agreements between each of the Company and Bank and the OCC and FRB; possible legislative and regulatory changes, including changes in the degree and manner of regulatory supervision, the ability of the Company and the Bank to establish and adhere to plans and policies relating to, among other things, capital, business, non-performing assets, loan modifications, documentation of loan loss allowance and concentrations of credit that are satisfactory to the OCC and FRB, as applicable, in accordance with the terms of the Company and Bank supervisory agreements and to otherwise manage the operations of the Company and the Bank to ensure compliance with other requirements set forth in the supervisory agreements; the ability of the Company and the Bank to obtain required consents from the OCC and FRB, as applicable, under the supervisory agreements or other directives; the ability of the Bank to comply with its individual minimum capital requirement and other applicable regulatory capital requirements; enforcement activity of the OCC and FRB in the event of our non-compliance with any applicable regulatory standard, agreement or requirement; adverse economic, business and competitive developments such as shrinking interest margins, reduced collateral values, deposit outflows, changes in credit or other risks posed by the Company’s loan and investment portfolios, changes in costs associated with alternate funding sources, including changes in collateral advance rates and policies of the Federal Home Loan Bank, technological, computer-related or operational difficulties, results of litigation, and reduced demand for financial services and loan products; changes in accounting policies and guidelines, or monetary and fiscal policies of the federal government or tax laws; international economic developments; the Company’s access to and adverse changes in securities markets; the market for credit related assets; or other significant uncertainties. Additional factors that may cause actual results to differ from the Company’s assumptions and expectations include those set forth in the Company’s most recent filing on Form 10-K with the Securities and Exchange Commission. All forward-looking statements are qualified by, and should be considered in conjunction with, such cautionary statements. For additional discussion of the risks and uncertainties applicable to the Company, see the “Risk Factors” sections of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

Beginning with the Company’s 2008 fiscal year, the Company’s commercial business and commercial real estate loan portfolios have required significant allowances and charge offs due primarily to decreases in the estimated value of the underlying collateral supporting the loans, as many of these loans were made to borrowers in or associated with the real estate industry. The decrease in the estimated collateral value is primarily the result of reduced demand for real estate, particularly as it relates to single-family and commercial land developments. More stringent lending standards implemented by the mortgage industry in recent years have made it more difficult for some borrowers with marginal credit to qualify for a mortgage. This decrease in available credit and the overall weakness in the economy over the past several years reduced the demand for single family homes and the values of existing properties and developments where the Company’s commercial loan portfolio has concentrations. Consequently, our level of non-performing assets and the related provision for loan losses increased significantly in the past several years, relative to periods before 2008. The increased levels of non-performing assets, related provisions for loan losses and write offs of or allowances against goodwill and deferred taxes arising from adverse results of operations, were the primary reasons for the net losses incurred by the Company in each of the years 2008 through 2011.

Critical Accounting Estimates

Critical accounting policies are those policies that the Company’s management believes are the most important to understanding the Company’s financial condition and operating results. These critical accounting policies often involve estimates and assumptions that could have a material impact on the Company’s financial statements. The Company has identified the following critical accounting policies that management believes involve the most difficult, subjective, and/or complex judgments that are inherently uncertain. Therefore, actual financial results could differ significantly depending upon the estimates, assumptions and other factors used.

Allowance for Loan Losses and Related Provision

The allowance for loan losses is based on periodic analysis of the loan portfolio. In this analysis, management considers factors including, but not limited to, specific occurrences of loan impairment, changes in the size of the portfolios, national and regional economic conditions such as unemployment data, loan portfolio composition, loan delinquencies, local economic growth rates, historical experience and observations made by the Company’s ongoing internal audit and regulatory exam processes. Loans are charged off to the extent they are deemed to be uncollectible.

The Company has established separate processes to determine the appropriateness of the loan loss allowance for its homogeneous single-family and consumer loan portfolios and its non-homogeneous loan portfolios. The determination of the allowance on the homogeneous single-family and consumer loan portfolios is calculated on a pooled basis with individual determination of the allowance of all non-performing loans. The determination of the allowance for the non-homogeneous commercial, commercial real estate, and multi-family loan portfolios involves assigning standardized risk ratings and loss factors that are periodically reviewed. The loss factors are estimated based on the Company’s own loss experience and are assigned to all loans without identified credit weaknesses. For each non-performing loan, the Company also performs an individual analysis of impairment that is based on the expected cash flows or the value of the assets collateralizing the loans and establishes any necessary reserves or charges off all loans or portion thereof that are deemed uncollectable.

The appropriateness of the allowance for loan losses is dependent upon management’s estimates of variables affecting valuation, appraisals of collateral, evaluations of performance and status, and the amounts and timing of future cash flows expected to be received on impaired loans. Such estimates, appraisals, evaluations and cash flows may be subject to frequent adjustments due to changing economic prospects of borrowers or properties. The estimates are reviewed periodically and adjustments, if any, are recorded in the provision for loan losses in the periods in which the adjustments become known. Because of the size of some loans, changes in estimates can have a significant impact on the loan loss provision. The allowance is allocated to individual loan categories based upon the relative risk characteristics of the loan portfolios and the actual loss experience. The Company increases its allowance for loan losses by charging the provision for loan losses against income. The methodology for establishing the allowance for loan losses takes into consideration probable losses that have been identified in connection with specific loans as well as probable losses in the loan portfolio for which additional specific reserves are not required. Although management believes that based on current conditions the allowance for loan losses is maintained at an appropriate amount to provide for probable loan losses inherent in the portfolio as of the balance sheet date, future conditions may differ substantially from those anticipated in determining the allowance for loan losses and adjustments may be required in the future.

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

The Company maintains significant net deferred tax assets for deductible temporary differences, the largest of which relates to the allowance for loan and real estate losses and net operating loss carry forwards. For income tax purposes, only net charge-offs are deductible, not the entire provision for loan losses. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that the deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon management’s judgment and evaluation of both positive and negative evidence, including the forecasts of future income, tax planning strategies and assessments of the current and future economic and business conditions. The Company considers both positive and negative evidence regarding the ultimate realizability of deferred tax assets. Positive evidence includes the ability to implement tax planning strategies to accelerate taxable income recognition and the probability that taxable income will be generated in future periods. Negative evidence includes the Company’s cumulative loss in the prior three year period, current financial performance, and the general business and economic trends. In the second quarter of 2010, the Company recorded a valuation allowance against the entire deferred tax asset balance and the Company continued to maintain a valuation reserve against the entire deferred tax asset balance at March 31, 2012.

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

RESULTS OF OPERATIONS FOR FIRST QUARTER ENDED MARCH 31, 2012 COMPARED TO FIRST QUARTER ENDED MARCH 31, 2011

Net Income

Net income was $2.8 million for the first quarter of 2012, an improvement of $2.4 million, compared to net income of $0.4 million for the first quarter of 2011. Net income available to common shareholders was $2.3 million for the first quarter of 2012, an improvement of $2.3 million, from the net loss available to common shareholders of $32,000 for the first quarter of 2011. Diluted earnings per common share for the first quarter of 2012 were $0.58, an improvement of $0.59 from the diluted loss per common share of $0.01 for the first quarter of 2011. The improvement in net income was due primarily to a $2.1 million decrease in the provision for loan losses between the periods, $0.6 million gain on the previously announced Toledo, Iowa branch sale, and $0.4 million increase in the gains recognized on the sales of loans between the periods. These increases in income were partially offset by a $1.2 million decrease in net interest income as a result of a decrease in interest-earning assets between the periods.

Net Interest Income

Net interest income was $6.2 million for the first quarter of 2012, a decrease of $1.2 million, or 16.5%, compared to $7.4 million for the first quarter of 2011. Interest income was $8.3 million for the first quarter of 2012, a decrease of $2.4 million, or 22.8%, from $10.7 million for the first quarter of 2011. Interest income decreased between the periods primarily because of a $125 million decrease in average interest-earning assets between the periods. Average interest-earning assets decreased between the periods primarily because of a decrease in the commercial loan portfolio, which occurred because of declining loan demand and the Company’s focus on improving credit quality, reducing loan concentrations, managing interest rate risk and improving capital ratios. The average yield earned on interest-earning assets was 4.70% for the first quarter of 2012, a decrease of 51 basis points from the 5.21% average yield for the first quarter of 2011.

Interest expense was $2.1 million for the first quarter of 2012, a decrease of $1.2 million, or 36.9%, compared to $3.3 million for the first quarter of 2011. Interest expense decreased primarily because of a $119 million decrease in the average interest-bearing liabilities between the periods. The decrease in average interest-bearing liabilities is primarily the result of a decrease in the outstanding borrowings and brokered certificates of deposits between the periods and a decrease in other deposits as a result of the Toledo branch sale that was completed in the first quarter of 2012. The decrease in borrowings and brokered deposits between the periods was the result of using the proceeds from loan principal payments to fund maturing borrowings and brokered deposits. Interest expense also decreased because of the lower interest rates paid on money market accounts and certificates of deposits. The decreased rates were the result of the low interest rate environment that continued to exist during the first quarter of 2012. The average interest rate paid on interest-bearing liabilities was 1.22% for the first quarter of 2012, a decrease of 44 basis points from the 1.66% average interest rate paid in the first quarter of 2011.

Net interest margin (net interest income divided by average interest earning assets) for the first quarter of 2012 was 3.53%, a decrease of 9 basis points, compared to 3.62% for the first quarter of 2011. Net interest margin declined between the periods primarily because the yield on interest-earning assets decreased more than the rates paid on interest-bearing liabilities. The decrease in the yield earned on interest-earning assets is a result of the continued decline in market interest rates on loans and investments between the periods. The rates paid on deposit accounts reflected a smaller decrease because the entire change in market rate could not be reflected in the deposit rates due to the already low interest rates being paid on deposit accounts and also because some lower rate FHLB advances matured during the quarter which increased the effective rate on interest-bearing liabilities.

A summary of the Company’s net interest margin for the three month periods ended March 31, 2012 and 2011 is as follows:

	For the three month period ended
	March 31, 2012			March 31, 2011
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
Interest-earning assets:
Securities available for sale	$105,257	442	1.69%	$149,928	741	2.00%
Loans held for sale	2,784	21	3.11	1,537	17	4.49
Mortgage loans, net	117,583	1,497	5.12	128,307	1,763	5.57
Commercial loans, net	367,760	5,425	5.93	453,694	7,095	6.34
Consumer loans, net	60,769	853	5.65	68,666	1,028	6.07
Cash equivalents	49,948	27	0.21	24,444	1	0.02
Federal Home Loan Bank stock	4,174	10	0.92	6,692	69	4.18

Total interest-earning assets	708,275	8,275	4.70	833,268	10,714	5.22

Interest-bearing liabilities and noninterest bearing deposits:
NOW accounts	69,405	11	0.06	79,017	19	0.10
Savings accounts	39,051	17	0.18	34,676	13	0.15
Money market accounts	111,336	129	0.47	113,712	214	0.76
Certificates	224,357	707	1.27	254,148	1,057	1.69
Brokered deposits	56,918	353	2.50	100,801	637	2.56
Federal Home Loan Bank advances	70,000	845	4.85	119,833	1,329	4.50

Total interest-bearing liabilities	571,067			702,187
Noninterest checking	108,028			96,146
Other noninterest bearing escrow deposits	1,340			1,164

Total interest-bearing liabilities and noninterest bearing deposits	$680,435	2,062	1.22	$799,497	3,269	1.66

Net interest income		$6,213			$7,445

Net interest rate spread			3.48%			3.56%

Net interest margin			3.53%			3.62%

Provision for Loan Losses

The provision for loan losses was ($0.1) million for the first quarter of 2012, a decrease of $2.1 million compared to $2.0 million for the first quarter of 2011. The provision for loan losses decreased in the first quarter of 2012 primarily because there were fewer decreases in the estimated value of the underlying collateral supporting commercial real estate loans that required additional allowances in the current period when compared to the first quarter of 2011. The provision also decreased because of a decrease in the required reserves for certain risk rated commercial loans.

A reconciliation of the Company’s allowance for loan losses for the first quarters of 2012 and 2011 is summarized as follows:

(Dollars in thousands)	2012	2011
Balance at January 1,	$23,888	$42,828
Provision	(128)	1,946
Charge offs:
One-to-four family	0	(403)
Consumer	(265)	(52)
Commercial business	(8)	(2,308)
Commercial real estate	(2,630)	(7,576)
Recoveries	567	518

Balance at March 31,	$21,424	$34,953

Unallocated allowance	$13,913	$16,105
Allocated allowance	7,511	18,848

	$21,424	$34,953

The allowance for loan losses decreased at March 31, 2012 when compared to March 31, 2011 due primarily to the modification in the fourth quarter of 2011 of our charge off policy on non-performing loans, which required the charge off of previously established specific valuation allowances (SVAs). Previously, when a collateral-dependent loan was characterized as a loss, the Company typically established an SVA based on the estimated fair value of the underlying collateral, less any related selling costs and the actual charge off of the loan was not recorded until the foreclosure process was complete. The gross loan balance for these non-performing loans was reported as an outstanding loan with any associated SVAs included in the financial statements as part of the allowance for loan losses. Under the modified policy, which is also acceptable under Generally Accepted Accounting Principles, SVAs are no longer recognized and any losses on loans secured by real estate are charged off in the period the loans, or portion thereof, are deemed uncollectible.

Non-Interest Income

Non-interest income was $2.7 million for the first quarter of 2012, an increase of $0.9 million, or 51.5%, from $1.8 million for the first quarter of 2011. We realized a one time gain on sale of a branch office of $0.6 million as a result of the previously announced sale of the Toledo, Iowa branch. Gain on sales of loans increased $0.4 million due to an increase in the gains recognized on both commercial government guaranteed loans and single family loans between the periods. The increase in the gains recognized on single family loans was due to an increase in loan originations and sales as a result of the low interest rate environment that existed during the first quarter of 2012. Other non-interest income increased $67,000 between the periods because of an increase in rental income on other real estate owned and an increase in the sale of non-insured investment products. Fees and service charges decreased $95,000 between the periods primarily because of a decrease in late fees and overdraft charges. Loan servicing fees decreased $18,000 between the periods primarily because of a decrease in the number of single family loans that are being serviced for others.

Non-Interest Expense

Non-interest expense was $6.2 million for the first quarter of 2012, a decrease of $0.6 million, or 8.1%, from $6.8 million for the first quarter of 2011. Other non-interest expense decreased $170,000 between the periods primarily because of decreased legal expenses related to non-performing assets and regulatory compliance. Compensation expense decreased $147,000 primarily because of a decrease in the number of employees between the periods. Deposit insurance expense decreased $134,000 primarily because of the decrease in assets between the periods. The loss on real estate owned decreased $124,000 between the periods from a loss in the first quarter of 2011 to a gain in the first quarter of 2012 primarily because of the gain recognized on a commercial office building that was sold during the first quarter of 2012. Occupancy expense decreased $58,000 primarily because of a decrease in depreciation expense as a result of having fewer branch facilities. Data processing expense increased $84,000 between the periods primarily because of a one time incentive that was received by the Company in the first quarter of 2011 related to a change in our ATM and debit card vendor.

Income Taxes

The effect of income taxes changed $76,000 between the periods from an expense of $76,000 in the first quarter of 2011 to no expense in the first quarter of 2012. In the second quarter of 2010, the Company recorded a deferred tax asset valuation reserve against its entire deferred tax asset balance and the Company continued to maintain a valuation reserve against the entire deferred tax asset balance at March 31, 2012. Since the valuation reserve is established against the entire deferred tax asset balance, no income tax expense was recorded for the first quarter of 2012. The income tax expense recorded in the first quarter of 2011 relates to the taxes on the change in the fair market value of the available for sale investment portfolio.

Net Income (Loss) Available to Common Shareholders

The net income (loss) available to common shareholders was $2.3 million for the first quarter of 2012, an increase of $2.3 million from the $32,000 net loss available to common shareholders in the first quarter of 2011. The net income available to common shareholders increased primarily because of the change in the net income (loss) between the periods. The Company has deferred the last five quarterly dividend payments, beginning with the February 15, 2011 dividend payment, on its Fixed Rate Cumulative Perpetual Preferred Stock, Series A issued to the United States Treasury Department as part of the TARP Capital Purchase Program. The deferred dividend payments have been accrued for payment in the future and are being reported for the deferral period as a preferred dividend requirement that is deducted from income for financial statement purposes to arrive at the net income (loss) available to common shareholders. Under the terms of the certificate of designations for the preferred stock, dividend payments may be deferred without default, but the dividend is cumulative and, if the Company fails to pay dividends for six quarters, whether or not consecutive, the Treasury will have the right to appoint two representatives to the Company’s board of directors. Under the terms of the Company’s and Bank’s Supervisory Agreements with their federal banking regulators, neither the Company nor the Bank may declare or pay any cash dividends, or purchase or redeem any capital stock, without prior notice to, and consent of these regulators. The Company does not anticipate requesting consent from the FRB to make any payments of dividends on, or purchase of, its common or preferred stock in 2012.

FINANCIAL CONDITION

Non-Performing Assets

The following table summarizes the amounts and categories of non-performing assets in the Bank’s portfolio and loan delinquency information as March 31, 2012 and December 31, 2011.

(Dollars in thousands)	March 31, 2012	December 31, 2011
Non-Accruing Loans:
One-to-four family real estate	$5,240	$4,435
Commercial real estate	20,498	22,658
Consumer	737	699
Commercial business	6,539	6,201

Total	33,014	33,993
Foreclosed and Repossessed Assets:
One-to-four family real estate	317	352
Commercial real estate	13,278	16,264

Total non-performing assets	$46,609	$50,609

Total as a percentage of total assets	6.60%	6.40%

Total non-performing loans	$33,014	$33,993

Total as a percentage of total loans receivable, net	6.14%	6.10%

Allowance for loan loss to non-performing loans	64.90%	70.27%

Delinquency Data:
Delinquencies (1)
30+ days	$4,823	$3,226
90+ days	0	0
Delinquencies as a percentage of Loan and lease portfolio (1)
30+ days	0.86%	0.54%
90+ days	0.00%	0.00%

(1)	Excludes non-accrual loans.

Total non-performing assets were $46.6 million at March 31, 2012, a decrease of $4.0 million, or 7.9%, from $50.6 million at December 31, 2011. Non-performing loans decreased $1.0 million and foreclosed and repossessed assets decreased $3.0 million during the first quarter of 2012. The non-performing loan and foreclosed and repossessed asset activity for the first quarter of 2012 was as follows:

(Dollars in thousands)
Non-performing loans		Foreclosed and repossessed assets
January 1, 2012	$33,993	January 1, 2012	$16,616
Classified as non-performing	3,879	Transferred from non-performing loans	478
Charge offs	(2,903)	Other foreclosures/repossessions	0
Principal payments received	(1,135)	Real estate sold	(3,508)
Classified as accruing	(342)	Net gain on sale of assets	220
Transferred to real estate owned	(478)	Write downs	(211)

March 31, 2012	$33,014	March 31, 2012	$13,595

Of the $2.9 million in charge offs recorded during the first quarter of 2012, $1.7 million related to a charge off of a commercial development loan and an additional $0.8 million related to a charge off of a residential development loan as a result of obtaining updated appraisals of the underlying collateral on these loans. The impact of the charge offs on the provision for loan losses in the first quarter of 2012 was mitigated because of the $2.3 million in allocated loan loss reserves that had been previously recorded on the charged off loans.

The following table summarizes the number of lending relationships by industry type of our commercial business loans that were non-performing at March 31, 2012 and December 31, 2011.

(Dollars in thousands) Industry Type	#	Principal Amount of Loans March 31, 2012	#	Principal Amount of Loans December 31, 2011
Construction/development	6	$1,953	6	$2,061
Retail	2	47	1	82
Banking	1	1,149	1	1,149
Entertainment	1	20	1	23
Utilities	1	2,780	1	2,792
Restaurant	1	501	0	0
Other	2	89	2	94

	14	$6,539	12	$6,201

The following table summarizes the number of lending relationships by industry type of our commercial real estate loans (the largest category of non-performing loans) that were non-performing at March 31, 2012 and December 31, 2011.

(Dollars in thousands) Industry Type	#	Principal Amount of Loans March 31, 2012	#	Principal Amount of Loans December 31, 2011
Development/land	12	$15,615	10	$17,465
Shopping centers/retail	3	1,375	2	1,315
Restaurants/bar	1	596	1	616
Office buildings	1	2,325	1	2,325
Other buildings	2	587	3	937

	19	$20,498	17	$22,658

Dividends

The declaration of dividends is subject to, among other things, the Company’s financial condition and results of operations, the Bank’s compliance with its regulatory capital requirements, tax considerations, industry standards, economic conditions, regulatory restrictions, general business practices and other factors. Under the Bank Supervisory Agreement, no dividends can be declared or paid by the Bank to the Company without prior regulatory approval. The payment of dividends by the Company is dependent upon the Company having adequate cash or other assets that can be converted to cash to pay dividends to its stockholders. In addition, under the terms of the Company’s Supervisory Agreement, the Company may not declare or pay any cash dividends, or purchase or redeem any capital stock, without prior notice to, and consent of its regulator. The Company suspended the dividend payments to common stockholders in the fourth quarter of 2008 due to the net operating losses experienced and the challenging economic environment. The Company has deferred the last five quarterly dividend payments, beginning with the February 15, 2011 dividend payment, on its Fixed Rate Cumulative Perpetual Preferred Stock, Series A issued to the United States Treasury Department as part of the TARP Capital Purchase Program. The deferred dividend payments have been accrued for payment in the future and are being reported for the deferral period as a preferred dividend requirement that is deducted from income for financial statement purposes to arrive at the net income (loss) available to common shareholders. Under the terms of the certificate of designations for the preferred stock, dividend payments may be deferred without default, but the dividend is cumulative and, if the Company fails to pay dividends for six quarters, whether or not consecutive, the Treasury will have the right to appoint two representatives to the Company’s board of directors. The Company does not anticipate requesting consent from its regulator to make any payments of dividends on, or purchase of, its common or preferred stock in 2012.

LIQUIDITY AND CAPITAL RESOURCES

For the quarter ended March 31, 2012, the net cash provided by operating activities was $6.7 million. The Company collected $38.0 million in principal repayments and maturities on securities during the quarter. It redeemed $0.1 million in FHLB stock, received $3.5 million in proceeds from the sale of real estate, and received $14.1 million related to a decrease in net loans receivable. The Company had a net decrease in deposit balances of $47.3 million during the quarter and received $0.7 million in customer escrows. It also paid $37.0 million in connection with the Toledo branch sale that occurred during the quarter.

The Company has certificates of deposits with outstanding balances of $175.0 million that come due over the next 12 months, of which $42.6 million were obtained from brokers. Based upon past experience, management anticipates that the majority of the deposits will renew for another term, with the exception of the brokered deposits that are not anticipated to renew due to the Company’s desire to reduce the amount of outstanding brokered deposits. In addition, based on a regulatory directive, the Bank may not renew existing brokered deposits, or accept new brokered deposits without the prior consent of the OCC (as successor to the OTS). The Company believes that deposits that do not renew will be replaced with proceeds from loan principal payments or replaced with a combination of other customer’s deposits, FHLB advances or Federal Reserve Bank borrowings. Proceeds from the sale of securities could also be used to fund unanticipated outflows of deposits.

The Company has deposits of $16.5 million in checking and money market accounts with customers that have individual balances greater than $5.0 million. These funds may be withdrawn at any time, however, management does not anticipate that these deposits will be withdrawn from the Bank over the next twelve months. If these deposits were to be withdrawn, the Company believes they would be replaced with deposits from other customers or brokers, FHLB advances, or Federal Reserve borrowings. Proceeds from the sale of securities could also be used to replace unanticipated outflows of large checking and money market deposits.

The Company has no advances with the FHLB that mature during the next twelve months. The Company has $70.0 million of FHLB advances that mature beyond March 31, 2013 that have call features that can be exercised by the FHLB during the next twelve months. If the call features are exercised, the Company has the option of requesting any advance otherwise available to it pursuant to the credit policy of the FHLB. Under the Company Supervisory Agreement, the Company may not incur or issue any debt without prior notice to, and the consent of, the FRB (as successor to the OTS). Because FHLB advances are debt of the Bank, they are not affected by the Company’s restriction on incurring debt.

The credit policy of the FHLB relating to the collateral value of the loans collateralizing the outstanding advances with the FHLB may change such that the current collateral pledged to secure the advances is no longer acceptable or the formulas for determining the excess pledged collateral may change. If this were to happen, the Bank may not have additional collateral to pledge to secure the existing advances and the Bank may have to find alternative funding sources to replace some of the FHLB advances maturing in 2013. The FHLB could also reduce the amount of funds it will lend to the Bank. It is not anticipated that the Bank will need to find alternative funding sources in 2012 to replace the outstanding FHLB advances, but if needed, excess collateral currently pledged to the FHLB could be pledged to the FRB and the Bank could borrow additional funds from the FRB based on the increased collateral levels or obtain additional deposits.

The Holding Company’s primary source of cash is dividends from the Bank and the Bank is restricted under the Bank Supervisory Agreement from paying dividends to the Company without obtaining prior regulatory approval. At March 31, 2012, the Company had $1.3 million in cash and other assets that could readily be turned into cash. The primary use of cash by the Company is the payment of expenses and dividends on the preferred stock issued to the United States Treasury Department as part of the TARP Capital Purchase Program. The amount of the dividend on the preferred stock accumulates at the rate of $325,000 per quarter through February 14, 2014 and $585,000 per quarter thereafter, if the shares of preferred stock are not redeemed. If the accumulated dividends on the preferred stock have not been paid for an aggregate of six quarterly dividend periods or more, whether or not consecutive, the number of directors of the Company automatically will be increased by two, and the holders of the preferred shares (currently the United States Treasury) will have the right to elect two directors to fill the newly created directorships. The Company has deferred the last five quarterly dividend payments, beginning with the February 15, 2011 dividend payment, on its Fixed Rate Cumulative Perpetual Preferred Stock, Series A issued to the United States Treasury Department as part of the TARP Capital Purchase Program and has determined that it will defer the May 15, 2012 payment. The total amount of accrued but unpaid dividends totaled $1.6 million at March 31, 2012. The Company determined to defer such payments following discussions with its primary regulator. In addition, under the terms of the Company’s Supervisory Agreement, the Company may not declare or pay any cash dividends without prior notice to, and consent of, the OCC (as successor to the OTS).

As required by the Company Supervisory Agreement, the Company submitted an updated two-year capital plan in January of 2012 that the Federal Reserve Board (as successor to the OTS) may make comments upon, and to which it may require revisions. The Company must operate within the parameters of the final capital plan and is required to monitor and submit periodic reports on its compliance with the plan. In addition, the OCC has established an IMCR for the Bank. An IMCR requires a bank to establish and maintain levels of capital greater than those generally required for a bank to be classified as “well-capitalized.” Effective December 31, 2011, the Bank was required to establish, and subsequently maintain, core capital at least equal to 8.5% of adjusted total assets, which was in excess of the Bank’s 7.14% core capital to adjusted total assets ratio at December 31, 2011. In February 2012, the Bank received a notice from the OCC arising out of its failure to establish and maintain its IMCR of 8.5% core capital to adjusted total assets at December 31, 2011. In accordance with this notice, by April 30, 2012, the OCC required the Bank to submit a further written capital plan of how it intends to achieve and maintain its IMCR, and a contingency plan in the event the IMCR is not achieved through the Bank’s primary plan. Because of the improved financial results and the decrease in assets experienced during the first quarter of 2012, the Bank’s core capital ratio improved to 8.50% at March 31, 2012. In April 2012, the Bank submitted the required revised capital and contingency plan to the OCC which the OOC may make comments upon, and require revisions to. There can be no assurance that the Bank will continue to maintain compliance with the IMCR in the future. The Bank’s failure to comply with the terms of the IMCR at December 31, 2011 was, and its failure to continue to comply can be, deemed an unsafe and unsound banking practice and could subject it to further limits on growth and such legal actions or sanctions as the OCC considers appropriate.

In order to improve its capital ratios and maintain compliance with its IMCR, the Bank is, among other things, working to improve its financial results, reduce non-performing assets, and decrease the asset size of the Bank. In March 2012, the Bank also sold substantially all of the assets and liabilities associated with its Toledo, Iowa branch. If capital conditions were to deteriorate, the Bank may also determine it to be necessary or prudent to dispose of other non-strategic assets. These actions may result in changes in the Bank’s assets, liabilities and earnings, some of which may be material, during the period in which the action is taken or is consummated or over a longer period of time.

The Company also serves as a source of capital, liquidity and financial support to the Bank. Based on the operating performance of the Bank or other capital demands, including the Bank’s failure to maintain the outstanding IMCR, the Company may need, or be required by supervising bank regulators, to raise additional capital. If the Company raises capital through the issuance of additional shares of common stock or other equity securities, it would dilute the ownership interests of existing stockholders and, given our current common stock trading price, would be expected to dilute the per share book value of the Company’s common stock and could result in a change of control of the Company and the Bank. New investors may also have rights, preferences and privileges senior to the Company’s current stockholders, which may adversely impact the Company’s current stockholders. The Company’s ability to raise additional capital through the issuance of equity securities, if needed, will depend on conditions in the capital markets at that time, which are outside of its control, and on the Company’s financial performance. Accordingly, the Company may not be able to raise additional capital, if needed, on favorable economic terms, or other terms acceptable to it. If the Company or the Bank cannot satisfactorily address their respective capital needs as they arise, the Company’s ability to maintain or expand its operations, their ability to maintain the Company’s capital plan and the Bank IMCR, operate without additional regulatory or other restrictions, and its operating results, could be materially adversely affected.

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

The Company utilizes a model that uses the discounted cash flows from its interest-earning assets and its interest-bearing liabilities to calculate the current market value of those assets and liabilities. The model also calculates the changes in market value of the interest-earning assets and interest-bearing liabilities under different interest rate changes.

The following table discloses the projected changes in the market value to the Company’s interest-earning assets and interest-bearing liabilities based upon incremental 100 basis point changes in interest rates from interest rates in effect on March 31, 2012.

(Dollars in thousands)	Market Value
Basis point change in interest rates	-100	0	+100	+200

Total market risk sensitive assets	$720,442	712,146	700,828	687,972
Total market risk sensitive liabilities	650,308	641,735	631,187	619,872
Off-balance sheet financial instruments	(529)	0	(120)	(189)

Net market risk	$70,663	70,411	69,761	68,289

Percentage change from current market value	0.36%	0.00%	(0.92)%	(3.01)%

The preceding table was prepared utilizing a model using the following assumptions (the Model Assumptions) regarding prepayment and decay ratios which were determined by management based upon their review of historical prepayment speeds and future prepayment projections. Fixed rate loans were assumed to prepay at annual rates of between 8% to 71%, depending on the note rate and the period to maturity. Adjustable rate mortgages (ARMs) were assumed to prepay at annual rates of between 13% and 34%, depending on the note rate and the period to maturity. Mortgage-backed securities and Collateralized Mortgage Obligations (CMOs) were projected to have prepayments based upon the underlying collateral securing the instrument and the related cash flow priority of the CMO tranche owned. Certificate accounts were assumed not to be withdrawn until maturity. Passbook accounts were assumed to decay at an annual rate of 22% and money market accounts were assumed to decay at an annual rate of 29%. Retail non-interest checking accounts were assumed to decay at an annual rate of 18% and NOW accounts were assumed to decay at an annual rate of 16%. Commercial NOW accounts and MMDA accounts were assumed to decay at annual rates of 16% and 29%, respectively. Commercial non-interest checking accounts were assumed to decay at an annual rate of 18%. FHLB advances and callable investments were projected to be called at the first call date where the projected interest rate on similar remaining term instruments exceeded the interest rate on the callable advance or investment.

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

Asset/Liability Management

The Company’s management reviews the impact that changing interest rates will have on its net interest income projected for the twelve months following March 31, 2012 to determine if its current level of interest rate risk is acceptable. The following table projects the estimated impact on net interest income during the 12 month period ending March 31, 2013 of immediate interest rate changes called rate shocks.

(Dollars in thousands)
Rate Shock in Basis Points	Projected Change in Net Interest Income	Percentage Change
+200	$677	2.98%
+100	456	2.01
0	0	0.00
-100	(1,304)	(5.74)

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

In managing its asset/liability mix, the Bank may, at times, depending on the relationship between long and short-term interest rates, market conditions and consumer preference, place more emphasis on managing net interest margin than on better matching the interest rate sensitivity of its assets and liabilities in an effort to enhance net interest income. Management believes that the increased net interest income resulting from a mismatch in the maturity of its asset and liability portfolios can, in certain situations, provide high enough returns to justify the increased exposure to sudden and unexpected changes in interest rates.

To the extent consistent with its interest rate spread objectives, the Bank attempts to manage its interest rate risk and has taken a number of steps to restructure its balance sheet in order to better match the maturities of its assets and liabilities. In the past, more fixed rate loans were placed into the single family loan portfolio. Over the past several years, the Bank has primarily focused its fixed rate one-to-four family residential lending program on loans that are saleable to third parties and generally placed only those fixed rate loans that met certain risk characteristics into its loan portfolio. The Bank’s commercial loan production continued to be primarily in adjustable rate loans with minimum interest rate floors; however, more of these loans were structured to reprice every one, two, or three years.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements other than commitments to originate and sell loans in the ordinary course of business.`

Item 4: Controls and Procedures

Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

The Company and Bank timely submitted all plans and programs required by the Supervisory Agreements. The Company believes that it and the Bank are in compliance with all provisions of the Supervisory Agreements as of March 31, 2012. The applicable regulator may comment on and require revision of any submitted plan, program or policy. Neither the Company nor the Bank have taken any actions, or sought approval for such actions, where prior regulatory approval is required by the Supervisory Agreements other than the restriction related to asset growth and changes to the business plan. In the third quarter of 2011, the Bank requested and obtained a non-objection waiver from the OCC related to the unanticipated growth in assets during the third quarter in an amount greater than the net interest credited on deposit liabilities during the prior quarter. The Bank also received no supervisory objection to the change in the previously submitted business plan as a result of the increase in assets. The increase in assets was due to unanticipated increases in commercial deposits during the third quarter of 2011 as a result of increased cash being held by a few of the Bank’s commercial deposit customers.

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

The OCC has established an IMCR for the Bank. An IMCR requires a bank to establish and maintain levels of capital greater than those generally required for a bank to be classified as “well-capitalized.” Effective December 31, 2011, the Bank was required to establish, and subsequently maintain, core capital at least equal to 8.5% of adjusted total assets, which was in excess of the Bank’s 7.14% core capital to adjusted total assets ratio at December 31, 2011. In February 2012, the Bank received a notice from the OCC arising out of its failure to establish and maintain its IMCR of 8.50% core capital to adjusted total assets at December 31, 2011. Pursuant to the notice, the OCC required the Bank to submit by April 30, 2012 a further written capital plan of how it intends to achieve and maintain its IMCR, and a contingency plan in the event the IMCR is not achieved through the Bank’s primary plan. Because of improved financial results and a decrease in assets in the first quarter of 2012, the Bank’s core capital ratio improved to 8.50% at March 31, 2012. In April 2012, the Bank submitted to the OCC the required revised written capital and contingency plan which the OCC may make comments upon, and require revisions to. The Bank’s failure to comply with the terms of the IMCR at December 31, 2011 was, and its failure to continue to comply can be, deemed an unsafe and unsound banking practice.

There can be no assurance that the Company and the Bank will continue to maintain compliance with the Supervisory Agreements and the IMCR in the future. Under applicable banking regulations, the failure to satisfy the terms of the Supervisory Agreements and the IMCR, and failure to otherwise comply with applicable requirements as they arise, could subject the Company, the Bank and its directors and officers to such restrictions, legal actions or sanctions as the OCC or FRB considers appropriate. Possible sanctions include among others (i) the imposition of one or more cease and desist orders requiring corrective action, which are enforceable directives that may address any aspect of the Company or Bank management, operations or capital, including requirements to change management, raise equity capital, dispose of assets or effect a change of control; (ii) civil money penalties; and (iii) downgrades in the capital adequacy status of the Company and the Bank.

ITEM 1A.	Risk Factors.

See Part I, Item 1.A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for risk factors.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3.	Defaults Upon Senior Securities.

The Company deferred its February 15, 2011, May 15, 2011, August 15, 2011, November 15, 2011, and February 15, 2012 regular quarterly cash dividend payments on its Fixed Rate Cumulative Perpetual Preferred Stock, Series A issued to the United States Treasury Department as part of the TARP Capital Purchase Program. The Company has also determined that it will defer its Mary 15, 2012 dividend payment and following that deferral, the Company will have an aggregate arrearage of $2.0 million with respect to the preferred stock. For additional information on these dividend deferrals, please see Part I, Item 2, “Managements’ Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” of our Form 10-Q.

Upon failure to pay the May 15, 2012 dividend amount, the holders of preferred stock (currently the United States Treasury) will have the right to elect two directors to the Company’s board of directors. Pending the election of any such director, the Treasury has requested, and the Company has agreed, to the attendance of an observer selected by Treasury at Company board of director meetings

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information.

None.

ITEM 6.	Exhibits.

Incorporated by reference to the index to exhibits included with this report immediately following the signature page.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HMN FINANCIAL, INC. Registrant

Date: May 4, 2012	/s/ Bradley Krehbiel
Bradley Krehbiel, President (Principal Executive Officer)

Date: May 4, 2012	/s/ Jon Eberle
Jon Eberle, Chief Financial Officer (Principal Financial Officer)

HMN FINANCIAL, INC.

INDEX TO EXHIBITS

FOR FORM 10-Q

Regulation S-K Exhibit Number	Document Attached Hereto	Reference to Prior Filing or Exhibit Number	Sequential Page Numbering Where Attached Exhibits Are Located in This Form 10-Q Report
3.1	Amended and Restated Certificate of Incorporation	*1	N/A

3.2	Amended and Restated By-laws	*2	N/A

4	Form of Common Stock Certificate	*3	N/A

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	31.1	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	31.2	Filed Electronically

32	Section 1350 Certification of CEO and CFO	32	Filed Electronically

101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 2012, filed with the SEC on May 4, 2012, formatted in Extensible Business Reporting Language (XBRL); (i) the Consolidated Balance Sheet at March 31, 2012 and December 31, 2011, (ii) the Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended March 31, 2012 and 2011, (iii) the Consolidated Statement of Stockholders’ Equity for the Three Month Period Ended March 31, 2012, (iv) the Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011, and (v) Notes to Consolidated Financial Statements.	101	Filed Electronically

*1	Incorporated by reference to Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1998 (File No. 0-24100).
*2	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated March 5, 2012. (File No. 0-24100).
*3	Incorporated by reference to the same numbered exhibit to the Company’s Registration Statement on Form S-1 dated April 1, 1994 (File No. 33-77212).