Form 10-Q
period 2012-06-30
HMN FINANCIAL INC
filed 2012-08-07
CIK 921183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at July 18, 2012
Common stock, $0.01 par value	4,423,589

HMN FINANCIAL, INC.

Part I – FINANCIAL INFORMATION

Item 1: Financial Statements

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands)	June 30, 2012	December 31, 2011
	(unaudited)
Assets
Cash and cash equivalents	$65,618	67,840
Securities available for sale:
Mortgage-backed and related securities (amortized cost $14,035 and $19,586)	14,869	20,645
Other marketable securities (amortized cost $61,699 and $105,700)	61,420	105,469

	76,289	126,114

Loans held for sale	2,601	3,709
Loans receivable, net	496,178	555,908
Accrued interest receivable	1,980	2,449
Real estate, net	12,732	16,616
Federal Home Loan Bank stock, at cost	4,063	4,222
Mortgage servicing rights, net	1,533	1,485
Premises and equipment, net	7,576	7,967
Prepaid expenses and other assets	1,744	2,262
Assets held for sale	0	1,583
Deferred tax asset, net	0	0

Total assets	$670,314	790,155

Liabilities and Stockholders’ Equity
Deposits	$534,297	620,128
Deposits held for sale	0	36,048
Federal Home Loan Bank advances	70,000	70,000
Accrued interest payable	518	780
Customer escrows	713	933
Accrued expenses and other liabilities	5,255	5,205

Total liabilities	610,783	733,094

Commitments and contingencies
Stockholders’ equity:
Serial preferred stock ($.01 par value): authorized 500,000 shares; issued shares 26,000	25,053	24,780
Common stock ($.01 par value): authorized 11,000,000; issued shares 9,128,662	91	91
Additional paid-in capital	52,096	53,462
Retained earnings, subject to certain restrictions	45,532	42,983
Accumulated other comprehensive income	199	471
Unearned employee stock ownership plan shares	(3,094)	(3,191)
Treasury stock, at cost 4,705,073 and 4,740,711 shares	(60,346)	(61,535)

Total stockholders’ equity	59,531	57,061

Total liabilities and stockholders’ equity	$670,314	790,155

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2012	2011	2012	2011
Interest income:
Loans receivable	$7,523	9,301	15,319	19,204
Securities available for sale:
Mortgage-backed and related	164	290	357	614
Other marketable	192	407	441	824
Cash equivalents	19	2	46	3
Other	54	45	64	114

Total interest income	7,952	10,045	16,227	20,759

Interest expense:
Deposits	1,061	1,806	2,278	3,746
Federal Home Loan Bank advances	844	1,240	1,689	2,569

Total interest expense	1,905	3,046	3,967	6,315

Net interest income	6,047	6,999	12,260	14,444
Provision for loan losses	1,088	3,463	960	5,409

Net interest income after provision for loan losses	4,959	3,536	11,300	9,035

Non-interest income:
Fees and service charges	834	925	1,663	1,849
Mortgage servicing fees	236	250	468	500
Gain on sales of loans	620	301	1,529	796
Gain on sale of branch office	0	0	552	0
Other	104	113	288	230

Total non-interest income	1,794	1,589	4,500	3,375

Non-interest expense:
Compensation and benefits	3,219	3,512	6,632	7,072
Loss on real estate owned	174	143	97	190
Occupancy	839	916	1,721	1,856
Deposit insurance	305	407	575	811
Data processing	336	305	673	558
Other	1,485	2,209	2,903	3,797

Total non-interest expense	6,358	7,492	12,601	14,284

Income (loss) before income tax benefit	395	(2,367)	3,199	(1,874)
Income tax benefit	0	(76)	0	0

Net income (loss)	395	(2,291)	3,199	(1,874)
Preferred stock dividends and discount	464	457	925	906

Net income (loss) available to common shareholders	$(69)	(2,748)	2,274	(2,780)

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) arising during the period	$(93)	438	(272)	324

Other comprehensive income (loss), net of tax	$(93)	438	(272)	324

Comprehensive income (loss) attributable to common shareholders	$(162)	(2,310)	2,002	(2,456)

Basic earnings (loss) per common share	$(0.02)	(0.72)	0.58	(0.73)

Diluted earnings (loss) per common share	$(0.02)	(0.72)	0.57	(0.73)

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

For the Six-Month Period Ended June 30, 2012

(unaudited)

(Dollars in thousands)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned Employee Stock Ownership Plan Shares	Treasury Stock	Total Stock- Holders’ Equity
Balance, December 31, 2011	$24,780	91	53,462	42,983	471	(3,191)	(61,535)	57,061
Net income				3,199				3,199
Other comprehensive loss					(272)			(272)
Preferred stock discount amortization	273		(273)					0
Stock compensation tax benefits			4					4
Unearned compensation restricted stock awards			(1,199)				1,199	0
Restricted stock awards forfeited			10				(10)	0
Amortization of restricted stock awards			133					133
Preferred stock dividends accrued				(650)				(650)
Earned employee stock ownership plan shares			(41)			97		56

Balance, June 30, 2012	$25,053	91	52,096	45,532	199	(3,094)	(60,346)	59,531

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2012	2011
Cash flows from operating activities:
Net income (loss)	$3,199	(1,874)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Provision for loan losses	960	5,409
Depreciation	570	640
Amortization of premiums, net	65	166
Amortization of deferred loan fees	(169)	(294)
Amortization of mortgage servicing rights, net	348	213
Capitalized mortgage servicing rights	(396)	(147)
Loss on real estate	97	190
Gains on sales of loans	(1,529)	(796)
Proceeds from sale of loans held for sale	55,066	25,350
Disbursements on loans held for sale	(48,390)	(19,237)
Amortization of restricted stock awards	133	152
Amortization of unearned ESOP shares	97	97
Earned employee stock ownership shares priced below original cost	(41)	(38)
Stock option compensation	4	14
Decrease in accrued interest receivable	469	379
Decrease in accrued interest payable	(262)	(194)
Decrease in other assets	521	867
Increase (decrease) in accrued expenses and other liabilities	(2,355)	1,965
Other, net	99	119

Net cash provided by operating activities	8,486	12,981

Cash flows from investing activities:
Principal collected on securities available for sale	5,556	6,635
Proceeds collected on maturities of securities available for sale	60,000	80,000
Purchases of securities available for sale	(16,000)	(69,028)
Purchase of Federal Home Loan Bank Stock	0	(17)
Redemption of Federal Home Loan Bank Stock	159	1,186
Proceeds from sales of real estate	4,219	2,463
Net decrease in loans receivable	54,508	45,473
Gain on sale of branch office	(552)	0
Payment on sale of branch office	(36,981)	0
Purchases of premises and equipment	(175)	(115)

Net cash provided by investing activities	70,734	66,597

Cash flows from financing activities:
Decrease in deposits	(81,222)	(36,247)
Repayment of borrowings	0	(37,500)
Decrease in customer escrows	(220)	(88)

Net cash used by financing activities	(81,442)	(73,835)

Increase (decrease) in cash and cash equivalents	(2,222)	5,743
Cash and cash equivalents, beginning of period	67,840	20,981

Cash and cash equivalents, end of period	$65,618	26,724

Supplemental cash flow disclosures:
Cash paid for interest	$4,229	6,509
Cash paid for income taxes	10	0
Supplemental noncash flow disclosures:
Transfer of loans to real estate	525	8,259
Loans transferred to loans held for sale	4,073	3,607

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

June 30, 2012 and 2011

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

(2) Basis of Preparation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of comprehensive income (loss), consolidated statement of stockholders’ equity and consolidated statements of cash flows in conformity with U.S. generally accepted accounting principles. However, all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The results of operations for the six-month period ended June 30, 2012 is not necessarily indicative of the results which may be expected for the entire year.

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

(4) Derivative Instruments and Hedging Activities

The Company has commitments outstanding to extend credit to future borrowers that have not closed prior to the end of the quarter. The Company intends to sell these commitments, which are referred to as its “mortgage pipeline.” As commitments to originate or purchase loans enter the mortgage pipeline, the Company generally enters into commitments to sell the mortgage pipeline into the secondary market on a firm commitment or best efforts basis. The commitments to originate, purchase or sell loans on a firm commitment basis are derivatives. As a result of marking to market the mortgage pipeline and the related firm commitments to sell for the period ended June 30, 2012, the Company recorded an increase in other assets of $1,000, an increase in other liabilities of $2,000 and a loss included in the gain on sales of loans of $1,000.

The current commitments to sell loans held for sale are derivatives that do not qualify for hedge accounting. As a result, these derivatives are marked to market and the related loans held for sale are recorded at the lower of cost or market. The Company recorded a decrease in other liabilities of $30,000 and a gain included in the gain on sales of loans of $30,000.

(5) Fair Value Measurements

ASC 820, Fair Value Measurements establishes a framework for measuring the fair value of assets and liabilities using a hierarchy system consisting of three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

Level 1 – Valuation is based upon quoted prices for identical instruments traded in active markets that the Company has the ability to access.

Level 2 – Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which significant assumptions are observable in the market.

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

The following table summarizes the assets and liabilities of the Company for which fair values are determined on a recurring basis as of June 30, 2012 and December 31, 2011.

	Carrying value at June 30, 2012
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale	$76,289	146	76,143	0
Mortgage loan commitments	30	0	30	0

Total	$76,319	146	76,173	0

	Carrying value at December 31, 2011
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale	$126,114	613	125,501	0
Mortgage loan commitments	(94)	0	(94)	0

Total	$126,020	613	125,407	0

There were no transfers between Levels 1, 2, or 3 during the three or six month periods ended June 30, 2012.

The Company may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from the application of the lower-of-cost-or-market accounting or write-downs of individual assets.

For assets measured at fair value on a nonrecurring basis in the second quarter of 2012 that were still held at June 30, 2012, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at June 30, 2012 and December 31, 2011

	Carrying value at June 30, 2012
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Three months ended June 30, 2012 Total gains (losses)	Six months ended June 30, 2012 Total gains (losses)
Loans held for sale	$2,601	0	2,601	0	26	(30)
Mortgage servicing rights	1,533	0	1,533	0	0	0
Loans (1)	41,983	0	41,983	0	(273)	(1,374)
Real estate, net (2)	12,732	0	12,732	0	(303)	(442)

Total	$58,849	0	58,849	0	(550)	(1,846)

	Carrying value at December 31, 2011
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Year ended December 31, 2011 Total Gains (Losses)
Loans held for sale	$3,709	0	3,709	0	129
Mortgage servicing rights	1,485	0	1,485	0	0
Loans (1)	38,162	0	38,162	0	(4,167)
Real estate, net (2)	16,616	0	16,616	0	(2,690)
Assets held for sale	1,583	0	1,583	0	0
Deposits held for sale	36,048	0	36,048	0	0

Total	$97,603	0	97,603	0	(6,728)

(1)	Represents the carrying value and related specific reserves on loans for which adjustments are based on the appraised value of the collateral. The carrying value of loans fully charged-off is zero.
(2)	Represents the fair value and related losses of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

(6) Fair Value of Financial Instruments

Generally accepted accounting principles require interim reporting period disclosure about the fair value of financial instruments, including assets, liabilities and off-balance sheet items for which it is practicable to estimate fair value. The fair value hierarchy level for each asset and liability, as defined in note 5, have been included in the following table for June 30, 2012 as required by the adoption of ASU 2011-04 in the first quarter of 2012. The fair value estimates are made based upon relevant market information, if available, and upon the characteristics of the financial instruments themselves. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based upon judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. The estimated fair value of the Company’s financial instruments as of June 30, 2012 and December 31, 2011 are shown below.

	June 30, 2012						December 31, 2011
			Fair value hierarchy
(Dollars in thousands)	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3	Contract amount	Carrying amount	Estimated fair value	Contract Amount
Financial assets:

Cash and cash equivalents	$65,618	65,618	65,618				67,840	67,840

Securities available for sale	76,289	76,289	146	76,143			126,114	126,114

Loans held for sale	2,601	2,601		2,601			3,709	3,709

Loans receivable, net	496,178	505,096		505,096			555,908	566,266
Federal Home Loan Bank stock	4,063	4,063		4,063			4,222	4,222

Accrued interest receivable	1,980	1,980		1,980			2,449	2,449

Assets held for sale	0	0					1,583	1,605

Financial liabilities:

Deposits	534,297	534,297		534,297			620,128	620,128

Deposits held for sale	0	0					36,048	36,048
Federal Home Loan Bank advances	70,000	74,296		74,296			70,000	74,433

Accrued interest payable	518	518		518			780	780
Off-balance sheet financial instruments:

Commitments to extend credit	30	30				90,266	29	29	91,113

Commitments to sell loans	(67)	(67)				5,810	(94)	(94)	7,263

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

	For the three months ended June 30,
(Dollars in thousands)	2012			2011
	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Securities available for sale:
Net unrealized gains (losses) arising during the period	$(93)	0	(93)	514	76	438

Other comprehensive income (loss)	$(93)	0	(93)	514	76	438

	For the six months ended June 30,
(Dollars in thousands)	2012			2011
	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Securities available for sale:
Net unrealized gains (losses) arising during the period	$(272)	0	(272)	324	0	324

Other comprehensive income (loss)	$(272)	0	(272)	324	0	324

(8) Securities Available For Sale

The following table shows the gross unrealized losses and fair value for the securities available for sale portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2012 and December 31, 2011.

	June 30, 2012
	Less than twelve months			Twelve months or more			Total
(Dollars in thousands)	# of Investments	Fair Value	Unrealized Losses	# of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Other marketable securities:
Corporate preferred stock	0	$0	0	1	$245	(455)	$245	(455)

Total temporarily impaired securities	0	$0	0	1	$245	(455)	$245	(455)

	December 31, 2011
	Less than twelve months			Twelve months or more			Total
(Dollars in thousands)	# of Investments	Fair Value	Unrealized Losses	# of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Other marketable securities:
Corporate preferred stock	0	$0	0	1	$175	(525)	$175	(525)

Total temporarily impaired securities	0	$0	0	1	$175	(525)	$175	(525)

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

The unrealized losses reported for corporate preferred stock at June 30, 2012 and December 31, 2011 related to a single trust preferred security that was issued by the holding company of a small community bank. Typical of most trust preferred issuances, the issuer has the ability to defer interest payments for up to five years with interest payable on the deferred balance. In October 2009, the issuer elected to defer its scheduled interest payments as allowed by the terms of the security agreement. The issuer’s subsidiary bank has incurred operating losses due to increased provisions for loan losses but still meets the regulatory requirements to be considered “adequately capitalized” based on its most recent regulatory filing. Based on a review of the issuer, it was determined that the trust preferred security was not other-than-temporarily impaired at June 30, 2012. The Company does not intend to sell the preferred stock and has the intent and ability to hold it for a period of time sufficient to recover the temporary loss. Management believes that the Company will receive all principal and interest payments contractually due on the security and that the decrease in the market value is primarily due to a lack of liquidity in the market for trust preferred securities and the deferral of interest by the issuer. Management will continue to monitor the credit risk of the issuer and may be required to recognize other-than-temporary impairment charges on this security in future periods.

A summary of securities available for sale at June 30, 2012 and December 31, 2011 is as follows:

(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
June 30, 2012:
Mortgage-backed securities:
FHLMC	$8,201	438	0	8,639
FNMA	5,689	395	0	6,084
Collateralized mortgage obligations:
FHLMC	145	1	0	146

	14,035	834	0	14,869

Other marketable securities:
U.S. Government agency obligations	60,999	176	0	61,175
Corporate preferred stock	700	0	(455)	245

	61,699	176	(455)	61,420

	$75,734	1,010	(455)	76,289

(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
December 31, 2011:
Mortgage-backed securities:
FHLMC	$11,310	553	0	11,863
FNMA	7,670	499	0	8,169
Collateralized mortgage obligations:
FHLMC	335	4	0	339
FNMA	271	3	0	274

	19,586	1,059	0	20,645

Other marketable securities:
U.S. Government agency obligations	105,000	294	0	105,294
Corporate preferred stock	700	0	(525)	175

	105,700	294	(525)	105,469

	$125,286	1,353	(525)	126,114

The following table indicates amortized cost and estimated fair value of securities available for sale at June 30, 2012 based upon contractual maturity adjusted for scheduled repayments of principal and projected prepayments of principal based upon current economic conditions and interest rates.

(Dollars in thousands)	Amortized cost	Fair Value
Due less than one year	$58,766	59,309
Due after one year through five years	16,063	16,518
Due after five years through ten years	205	217
Due after ten years	700	245

Total	$75,734	76,289

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

(9) Loans Receivable, Net

A summary of loans receivable at June 30, 2012 and December 31, 2011 is as follows:

(Dollars in thousands)	June 30, 2012	December 31, 2011
1-4 family	$107,495	119,066
Commercial real estate:
Residential developments	54,707	52,746
Alternative fuels	15,193	18,882
Other	196,845	218,286

	266,745	289,914
Consumer	57,027	62,161
Commercial business:
Construction/development	602	4,786
Banking	1,942	4,899
Other	83,195	99,574

	85,739	109,259

Total loans	517,006	580,400
Less:
Unamortized discounts	64	93
Net deferred loan fees	245	511
Allowance for loan losses	20,519	23,888

Total loans receivable, net	$496,178	555,908

(10) Allowance for Loan Losses and Credit Quality Information

The following tables summarize the allowance for loan losses for the periods ending June 30, 2012 and 2011:

(Dollars in thousands)	1-4 Family	Commercial Real Estate	Consumer	Commercial Business	Total
For the three months ended June 30, 2012:
Balance, March 31, 2012	$3,748	11,049	1,122	5,505	21,424

Provision for losses	(83)	975	628	(432)	1,088
Charge-offs	0	(1,554)	(493)	(1,820)	(3,867)
Recoveries	0	1,083	11	780	1,874

Balance, June 30, 2012	$3,665	11,553	1,268	4,033	20,519

For the six months ended June 30, 2012:
Balance, December 31, 2011	3,718	13,622	1,159	5,389	23,888

Provision for losses	(53)	792	847	(626)	960
Charge-offs	0	(4,184)	(758)	(1,828)	(6,770)
Recoveries	0	1,323	20	1,098	2,441

Balance, June 30, 2012	$3,665	11,553	1,268	4,033	20,519

Allocated to:
Specific reserves	$1,086	3,559	367	1,621	6,633
General reserves	2,632	10,063	792	3,768	17,255

Balance, December 31, 2011	$3,718	13,622	1,159	5,389	23,888

Allocated to:
Specific reserves	$888	3,172	609	1,343	6,012
General reserves	2,777	8,381	659	2,690	14,507

Balance, June 30, 2012	$3,665	11,553	1,268	4,033	20,519

Loans receivable at December 31, 2011:
Individually reviewed for impairment	$6,241	30,495	1,205	6,855	44,796
Collectively reviewed for impairment	112,825	259,419	60,956	102,404	535,604

Ending balance	$119,066	289,914	62,161	109,259	580,400

Loans receivable at June 30, 2012:
Individually reviewed for impairment	$7,765	33,432	2,011	4,787	47,995
Collectively reviewed for impairment	99,730	233,313	55,016	80,952	469,011

Ending balance	$107,495	266,745	57,027	85,739	517,006

(Dollars in thousands)	1-4 Family	Commercial Real Estate	Consumer	Commercial Business	Total
For the three months ended June 30, 2011:
Balance, March 31, 2011	$2,498	17,558	1,023	13,874	34,953

Provision for losses	954	2,376	159	(26)	3,463
Charge-offs	(15)	(4,633)	(35)	(6,249)	(10,932)
Recoveries	0	66	7	207	280

Balance, June 30, 2011	$3,437	15,367	1,154	7,806	27,764

For the six months ended June 30, 2011:
Balance, December 31, 2010	2,145	24,590	924	15,169	42,828

Provision for losses	1,710	2,914	307	478	5,409
Charge-offs	(418)	(12,209)	(87)	(8,557)	(21,271)
Recoveries	0	72	10	716	798

Balance, June 30, 2011	$3,437	15,367	1,154	7,806	27,764

The following table summarizes the amount of classified and unclassified loans at June 30, 2012 and December 31, 2011:

	June 30, 2012
	Classified					Unclassified
(Dollars in thousands)	Special Mention	Substandard	Doubtful	Loss	Total	Total	Total Loans
1-4 family	$800	18,105	738	0	19,643	87,852	107,495
Commercial real estate:
Residential developments	875	40,969	209	0	42,053	12,654	54,707
Alternative fuels	0	0	0	0	0	15,193	15,193
Other	5,435	18,690	75	0	24,200	172,645	196,845
Consumer	0	1,639	151	220	2,010	55,017	57,027
Commercial business:
Construction/development	0	314	0	0	314	288	602
Banking	0	1,942	0	0	1,942	0	1,942
Other	2,116	9,188	296	0	11,600	71,595	83,195

	$9,226	90,847	1,469	220	101,762	415,244	517,006

	December 31, 2011
	Classified					Unclassified
(Dollars in thousands)	Special Mention	Substandard	Doubtful	Loss	Total	Total	Total Loans
1-4 family	$8,870	11,129	738	0	20,737	98,329	119,066
Commercial real estate:
Residential developments	444	39,709	1,113	0	41,266	11,480	52,746
Alternative fuels	0	0	0	0	0	18,882	18,882
Other	5,789	19,607	0	0	25,396	192,890	218,286
Consumer	0	857	224	124	1,205	60,956	62,161
Commercial business:
Construction/development	0	2,722	0	0	2,722	2,064	4,786
Banking	0	3,750	1,149	0	4,899	0	4,899
Other	3,203	8,056	0	0	11,259	88,315	99,574

	$18,306	85,830	3,224	124	107,484	472,916	580,400

Classified loans represent special mention, performing substandard and non-performing loans. Loans classified as special mention are loans that have potential weaknesses that, if left uncorrected, may result in deterioration of the repayment prospects for the asset or in the Bank’s credit position at some future date. Loans classified as substandard are loans that are generally inadequately protected by the current net worth and paying capacity of the obligor, or by the collateral pledged, if any. Loans classified as substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Loans classified as doubtful have the weaknesses of those classified as substandard, with additional characteristics that make collection in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. A loan classified as loss is considered uncollectible and of such little value that continuance as an asset on the balance sheet is not warranted. Loans classified as substandard or doubtful require the Bank to perform an analysis of the individual loan and charge off any loans, or portion thereof, that are deemed uncollectible.

The aging of past due loans at June 30, 2012 and December 31, 2011 is summarized as follows:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
June 30, 2012
1-4 family	$2,336	1,063	1,068	4,467	103,028	107,495	0
Commercial real estate:
Residential developments	0	408	1,292	1,700	53,007	54,707	0
Alternative fuels	0	0	0	0	15,193	15,193	0
Other	38	1,077	1,112	2,227	194,618	196,845	0

Consumer	462	54	2	518	56,509	57,027	0
Commercial business:
Construction/development	0	0	272	272	330	602	0
Banking	0	0	0	0	1,942	1,942	0
Other	286	2,564	1,443	4,293	78,902	83,195	0

	$3,122	5,166	5,189	13,477	503,529	517,006	0

December 31, 2011
1-4 family	$1,876	305	1,297	3,478	115,588	119,066	0
Commercial real estate:
Residential developments	107	290	8,211	8,608	44,138	52,746	0
Alternative fuels	0	0	0	0	18,882	18,882	0
Other	350	79	5,184	5,613	212,673	218,286	0

Consumer	658	374	387	1,419	60,742	62,161	0
Commercial business:
Construction/development	286	0	0	286	4,500	4,786	0
Banking	0	0	1,149	1,149	3,750	4,899	0
Other	351	112	2,877	3,340	96,234	99,574	0

	$3,628	1,160	19,105	23,893	556,507	580,400	0

Impaired loans include loans that are non-performing (non-accruing) and loans that have been modified in a troubled debt restructuring (TDR). The following table summarizes impaired loans and related allowances as of June 30, 2012 and December 31, 2011:

	June 30, 2012			December 31, 2011
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans with no related allowance recorded:
1-4 family	$4,016	4,337	0	2,651	2,972	0
Commercial real estate:
Residential developments	11,536	16,418	0	6,900	9,855	0
Alternative fuels	0	0	0	0	0	0
Other	4,062	5,205	0	3,745	4,381	0
Consumer	317	317	0	489	489	0
Commercial business:
Construction/development	0	0	0	340	2,311	0
Banking	0	0	0	1,149	3,248	0
Other	1,699	6,031	0	598	1,607	0

Loans with an allowance recorded:
1-4 family	3,749	3,793	888	3,590	3,590	1,086
Commercial real estate:
Residential developments	15,781	16,730	2,792	13,889	14,017	2,546
Alternative fuels	0	0	0	0	0	0
Other	2,053	2,108	380	5,961	8,272	1,013
Consumer	1,694	1,694	609	716	716	367
Commercial business:
Construction/development	213	2,185	65	0	0	0
Banking	0	0	0	0	0	0
Other	2,875	3,547	1,278	4,768	7,145	1,621

Total:
1-4 family	7,765	8,130	888	6,241	6,562	1,086
Commercial real estate:
Residential developments	27,317	33,148	2,792	20,789	23,872	2,546
Alternative fuels	0	0	0	0	0	0
Other	6,115	7,313	380	9,706	12,653	1,013
Consumer	2,011	2,011	609	1,205	1,205	367
Commercial business:
Construction/development	213	2,185	65	340	2,311	0
Banking	0	0	0	1,149	3,248	0
Other	4,574	9,578	1,278	5,366	8,752	1,621

	$47,995	62,365	6,012	44,796	58,603	6,633

The following table summarizes the average recorded investment and interest income recognized on impaired loans for the three and six months ended June 30, 2012 and 2011:

	For the three months ended June 30, 2012		For the six months ended June 30, 2012
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance recorded:
1-4 family	$4,092	21	3,611	48
Commercial real estate:
Residential developments	12,085	83	10,356	320
Alternative fuels	0	0	0	0
Other	3,972	5	3,896	18
Consumer	339	2	389	2
Commercial business:
Construction/development	111	0	187	0
Banking	575	0	766	0
Other	1,052	2	900	5

Loans with an allowance recorded:
1-4 family	4,148	18	3,962	41
Commercial real estate:
Residential developments	15,679	37	15,082	74
Alternative fuels	0	0	0	0
Other	4,013	1	4,662	3
Consumer	1,356	19	1,142	42
Commercial business:
Construction/development	107	0	71	0
Banking	0	0	0	0
Other	4,228	8	4,408	29

Total:
1-4 family	8,240	39	7,573	89
Commercial real estate:
Residential developments	27,764	120	25,438	394
Alternative fuels	0	0	0	0
Other	7,985	6	8,558	21
Consumer	1,695	21	1,531	44
Commercial business:
Construction/development	218	0	258	0
Banking	575	0	766	0
Other	5,280	10	5,308	34

	$51,757	196	49,432	582

	For the three months ended June 30, 2011		For the six months ended June 30, 2011
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance recorded:
1-4 family	$1,354	16	1,213	36
Commercial real estate:
Residential developments	5,798	14	6,027	88
Alternative fuels	1,133	0	755	0
Other	656	10	477	13
Consumer	132	0	123	2
Commercial business:
Construction/development	345	2	263	4
Banking	987	0	658	0
Other	654	3	568	17

Loans with an allowance recorded:
1-4 family	4,029	50	4,618	86
Commercial real estate:
Residential developments	15,826	192	19,599	431
Alternative fuels	2,498	0	3,330	0
Other	6,406	40	6,381	59
Consumer	347	5	296	10
Commercial business:
Construction/development	3,344	18	3,831	36
Banking	4,112	0	5,482	0
Other	11,366	63	12,020	147

Total:
1-4 family	5,383	66	5,831	122
Commercial real estate:
Residential developments	21,624	206	25,626	519
Alternative fuels	3,631	0	4,085	0
Other	7,062	50	6,858	72
Consumer	479	5	419	12
Commercial business:
Construction/development	3,689	20	4,094	40
Banking	5,099	0	6,140	0
Other	12,020	66	12,588	164

	$58,987	413	65,641	929

At June 30, 2012 and December 31, 2011, non-accruing loans totaled $31.1 million and $34.0 million, respectively, for which the related allowance for loan losses was $4.3 million and $5.2 million, respectively. The decrease in the related allowances is due primarily to full or partial charge-off of several non-accruing loans. All of the interest income that was recognized for non-accruing loans was recognized using the cash basis method of income recognition. Non-accruing loans for which no specific allowance has been recorded, because management determined that the value of the collateral was sufficient to repay the loan, totaled $15.8 million and $14.8 million, respectively. Non-accrual loans also include certain loans that have had terms modified in a TDR.

The non-accrual loans at June 30, 2012 and December 31, 2011 are summarized as follows:

(Dollars in thousands)	June 30, 2012	December 31, 2011

1-4 family	$4,409	$4,435
Commercial real estate:
Residential developments	19,277	13,412
Alternative fuels	0	0
Other	3,045	9,246
Consumer	367	699
Commercial business:
Construction/development	214	340
Banking	0	1,149
Other	3,779	4,712

	$31,091	$33,993

During the third quarter of 2011, the Company adopted Accounting Standards Update (ASU) 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring (Topic 310), which modified guidance for identifying restructurings of receivables that constitute a TDR. At June 30, 2012 and December 31, 2011 there were loans included in loans receivable, net, with terms that had been modified in a troubled debt restructuring totaling $38.2 million and $29.2 million, respectively. For the loans that were restructured in the second quarter of 2012, $1.2 million were classified but performing and $0.1 million were non-performing at June 30, 2012.

The following table summarizes troubled debt restructurings at June 30, 2012 and December 31, 2011:

	June 30, 2012			December 31, 2011
(Dollars in thousands)	Accrual	Non-Accrual	Total	Accrual	Non-Accrual	Total
1-4 Family	$3,356	2,694	6,050	1,806	1,999	3,805
Commercial real estate	11,110	16,094	27,204	7,837	12,221	20,058
Consumer	1,643	71	1,714	507	71	578
Commercial business	795	2,465	3,260	653	4,110	4,763

	$16,904	21,324	38,228	10,803	18,401	29,204

There were no material commitments to lend additional funds to customers whose loans were restructured or classified as nonaccrual at June 30, 2012 or December 31, 2011.

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

When a loan is modified as a TDR, there may be a direct, material impact on the loans within the balance sheet, as principal balances may be partially forgiven. The financial effects of TDR’s are presented in the following table and represent the difference between the outstanding recorded balance pre-modification and post-modification, for the three month and six month periods ending June 30, 2012.

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
(Dollars in thousands)	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment
Troubled debt restructurings:
1-4 family	0	$0	0	27	$3,204	3,204
Commercial real estate:
Residential developments	0	0	0	7	11,479	9,823
Alternative fuels	0	0	0	0	0	0
Other	1	321	150	6	2,814	2,586
Consumer	4	1,057	1,057	12	1,326	1,326
Commercial business:
Construction/development	0	0	0	0	0	0
Banking	0	0	0	0	0	0
Other	1	80	80	3	324	324

Total	6	$1,458	1,287	55	$19,147	17,263

Loans that were restructured within the 12 months preceding June 30, 2012 and defaulted during the three and six months ended June 30, 2012 are presented in the table below.

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
(Dollars in thousands)	Number of Contracts	Outstanding Recorded Investment	Number of Contracts	Outstanding Recorded Investment
Troubled debt restructurings that subsequently defaulted:
1-4 family	1	$846	2	$940
Commercial real estate:
Residential developments	0	0	0	0
Alternative fuels	0	0	0	0
Other	0	0	2	159
Consumer	0	0	0	0
Commercial business:
Construction/development	0	0	0	0
Banking	0	0	0	0
Other	0	0	3	2,777

Total	1	$846	7	$3,876

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

TDR’s are reviewed for impairment following the same methodology as other impaired loans. For loans that are collateral dependent, the value of the collateral is reviewed and additional reserves may be added as needed. Loans that are not collateral dependent may have additional reserves established if deemed necessary. The allowance for loan losses on TDR’s was $3.2 million, or 15.8%, of the total $20.5 million in loan loss reserves at June 30, 2012 and $3.5 million, or 14.6%, of the total $23.9 million in loan loss reserves at December 31, 2011.

(11) Investment in Mortgage Servicing Rights

A summary of mortgage servicing activity is as follows:

(Dollars in thousands)	Six Months ended June 30, 2012	Twelve Months ended December 31, 2011	Six Months ended June 30, 2011

Mortgage servicing rights:

Balance, beginning of period	$1,485	1,586	1,586

Originations	396	461	147

Amortization	(348)	(562)	(213)

Balance, end of period	$1,533	1,485	1,520

Fair value of mortgage servicing rights	$1,929	1,878	2,297

All of the loans being serviced are single family loans serviced for the Federal National Mortgage Association (FNMA) under the mortgage-backed security program or the individual loan sale program. The following is a summary of the risk characteristics of the loans being serviced at June 30, 2012.

(Dollars in thousands)	Loan Principal Balance	Weighted Average Interest Rate	Weighted Average Remaining Term	Number of Loans

Original term 30 year fixed rate	$197,514	4.89%	298	1,729
Original term 15 year fixed rate	104,789	4.08%	136	1,368
Adjustable rate	330	3.50%	307	7

The gross carrying amount of mortgage servicing rights and the associated accumulated amortization at June 30, 2012 is presented in the following table. Amortization expense was $348,000 and $213,000 for the six months ended June 30, 2012 and 2011, respectively.

(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Unamortized Intangible Assets
Mortgage servicing rights	$2,191	(658)	1,533

Total	$2,191	(658)	1,533

The following table indicates the estimated future amortization expense for amortized mortgage servicing rights:

(Dollars in thousands)	Mortgage Servicing Rights
Year ended December 31,
2012	$358
2013	345
2014	312
2015	265
2016	155
Thereafter	98

Total	$1,533

Projections of amortization are based on existing asset balances and the existing interest rate environment as of June 30, 2012. The Company’s actual experiences may be significantly different depending upon changes in mortgage interest rates and other market conditions.

(12) Earnings (Loss) per Common Share

The following table reconciles the weighted average shares outstanding and the earnings (loss) available to common shareholders used for basic and diluted earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2012	2011	2012	2011
Weighted average number of common shares outstanding used in basic loss per common share calculation	3,936	3,841	3,925	3,829
Net dilutive effect of:
Restricted stock awards	0	0	97	0

Weighted average number of shares outstanding adjusted for effect of dilutive securities	3,936	3,841	4,022	3,829

Income (loss) available to common shareholders	$(69)	(2,748)	2,274	(2,780)
Basic earnings (loss) per common share	$(0.02)	(0.72)	0.58	(0.73)
Diluted earnings (loss) per common share	$(0.02)	(0.72)	0.57	(0.73)

For the three months ended June 30, 2012 and June 30, 2011, there were 94,432 and 129,037 common share equivalents outstanding, respectively, that are not included in the calculation of diluted earnings per share as they are anti-dilutive. For the six months ended June 30, 2012 and June 30, 2011, there were 0 and 127,351 common share equivalents outstanding, respectively, that are not included in the calculation of diluted earnings per share as they are anti-dilutive.

(13) Regulatory Capital and Regulatory Oversight

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

The Bank entered into a written Supervisory Agreement with its primary regulator, the OTS, effective February 22, 2011 that primarily relates to the Bank’s financial performance and credit quality issues. This agreement replaced the prior memorandum of understanding that the Bank entered into with the OTS on December 9, 2009. In accordance with the agreement, the Bank submitted a two year business plan in May of 2011 that the OCC (as defined below and as successor to the OTS) accepted with the expectation that the Bank would be in adherence with the OCC’s Notification of Establishment of Higher Minimum Capital Ratios, dated August 8, 2011, also known as an individual minimum capital requirement or IMCR, which required the Bank to establish and maintain a minimum core capital ratio of 8.50% by December 31, 2011, as discussed more fully below. As required by the Supervisory Agreement, the Bank submitted an updated two year capital plan in January of 2012 that the OCC may make comments upon, and require revisions to. The Bank must operate within the parameters of the final business plan and is required to monitor and submit periodic reports on its compliance with the plan. The Bank also submitted a problem asset reduction plan that the OCC has accepted. The Bank must operate within the parameters of the final problem asset plan and is required to monitor and submit periodic reports on its compliance with the plan. The Bank has also revised its loan modification policies and its program for identifying, monitoring and controlling risk associated with concentrations of credit, and improved the documentation relating to the allowance for loan and lease losses as required by the agreement. In addition, without the consent of the OCC, the Bank may not declare or pay any cash dividends, increase its total assets during any quarter in excess of the amount of the net interest credited on deposit liabilities during the prior quarter, enter into any new contractual arrangement or renew or extend any existing arrangement related to compensation or benefits with any directors or officer, make any golden parachute payments, or enter into any significant contracts with a third party service provider. The Bank believes it was in compliance with all requirements of its Supervisory Agreement at June 30, 2012.

The Company also entered into a written Supervisory Agreement with the OTS effective February 22, 2011. This agreement replaced the prior memorandum of understanding that the Company entered into with the OTS on

December 9, 2009. As required by the Supervisory Agreement, the Company submitted an updated two year capital plan in January of 2012 that the Federal Reserve Board (as successor to the OTS) may make comments upon, and to which it may require revisions. The Company must operate within the parameters of the final capital plan and is required to monitor and submit periodic reports on its compliance with the plan. In addition, without the consent of the Federal Reserve Board, the Company may not incur or issue any debt, guarantee the debt of any entity, declare or pay any cash dividends or repurchase any of the Company’s capital stock, enter into any new contractual arrangement or renew or extend any existing arrangement related to compensation or benefits with any directors or officer, or make any golden parachute payments. The Company believes it was in compliance with all requirements of its Supervisory Agreement at June 30, 2012.

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

The Bank’s tangible assets were $669.9 million and $789.0 million, adjusted total assets were $669.7 million and $789.0 million, and its risk-weighted assets were $486.8 million and $586.0 million at June 30, 2012 and December 31, 2011, respectively. The following table presents the Bank’s capital amounts and ratios at June 30, 2012 and December 31, 2011 for actual capital, required capital and excess capital, including ratios in order to qualify as being well capitalized under the Prompt Corrective Actions regulations.

(Dollars in thousands)
	Actual		Required to be Adequately Capitalized		Excess Capital		To Be Well Capitalized Under Prompt Corrective Actions Provisions
June 30, 2012	Amount	Percent of Assets (1)	Amount	Percent of Assets (1)	Amount	Percent of Assets (1)	Amount	Percent of Assets (1)
Bank stockholder’s equity	$60,768

Less:
Net unrealized gains on certain securities available for sale	(199)

	60,569

Tier I or core capital

Tier I capital to adjusted total assets		9.04%	$26,787	4.00%	$33,782	5.04%	$33,484	5.00%

Tier I capital to risk-weighted assets		12.44%	$19,472	4.00%	$41,097	8.44%	$29,208	6.00%

Plus:
Allowable allowance for loan losses	6,263

Risk-based capital	$66,832		$38,944		$27,888		$46,680

Risk-based capital to risk-weighted assets		13.73%		8.00%		5.73%		10.00%

(1)	Based upon the Bank’s adjusted total assets for the purpose of the tangible and core capital ratios and risk-weighted assets for the purpose of the risk-based capital ratio.

(Dollars in thousands)
	Actual		Required to be Adequately Capitalized		Excess Capital		To Be Well Capitalized Under Prompt Corrective Actions Provisions
December 31, 2011	Amount	Percent of Assets (1)	Amount	Percent of Assets (1)	Amount	Percent of Assets (1)	Amount	Percent of Assets (1)
Bank stockholder’s equity	$57,454

Less:
Net unrealized gains on certain securities available for sale	(1,140)

	56,314

Tier I or core capital

Tier I capital to adjusted total assets		7.14%	$31,560	4.00%	$24,754	3.14%	$39,450	5.00%

Tier I capital to risk-weighted assets		9.61%	$23,441	4.00%	$32,873	5.61%	$35,162	6.00%

Plus:
Allowable allowance for loan losses	7,325

Risk-based capital	$63,639		$46,883		$16,756		$58,603

Risk-based capital to risk-weighted assets		10.86%		8.00%		2.86%		10.00%

(1)	Based upon the Bank’s adjusted total assets for the purpose of the tangible and core capital ratios and risk-weighted assets for the purpose of the risk-based capital ratio.

The OCC established an IMCR for the Bank. An IMCR requires a bank to establish and maintain levels of capital greater than those generally required for a bank to be classified as “well-capitalized.” Effective December 31, 2011, the Bank was required to establish, and subsequently maintain, core capital at least equal to 8.50% of adjusted total assets, which was in excess of the Bank’s 7.14% core capital to adjusted total assets ratio at December 31, 2011. In February 2012, the Bank received a Notice of Failure to Maintain Minimum Capital Ratios from the OCC arising out of its failure to establish and maintain its IMCR of 8.50% core capital to adjusted total assets at December 31, 2011. Pursuant to the notice, the OCC required the Bank to submit by April 30, 2012 a further written capital plan of how it intended to achieve and maintain its IMCR, and a contingency plan in the event the IMCR was not achieved through the Bank’s primary plan. Because of the improved financial results and the decrease in assets experienced during the six months of 2012, the Bank’s core capital ratio improved to 8.50% at March 31, 2012 and 9.04% at June 30, 2012. In April 2012, the Bank submitted the required revised capital and contingency plan to the OCC. The OCC may make comments upon and require revisions to this plan.

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

Management believes that, as of June 30, 2012, the Bank’s capital ratios were in excess of those quantitative capital ratio standards set forth under the prompt corrective action regulations described above. The failure of the Bank to satisfy the IMCR at any time does not by itself affect the Bank’s status as “well-capitalized” within the meaning of these prompt corrective action regulations. However, there can be no assurance that the Bank will continue to maintain such status in the future. The OCC has extensive discretion in its supervisory and enforcement activities, and can adjust the requirement to be “well-capitalized” in the future.

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

(14) Commitments and Contingencies

The Bank issued standby letters of credit which guarantee the performance of customers to third parties. The standby letters of credit issued and available at June 30, 2012 were approximately $1.5 million, expire over the next two years, and are collateralized primarily with commercial real estate mortgages. Since the conditions under which the Bank is required to fund the standby letters of credit may not materialize, the cash requirements are expected to be less than the total outstanding commitments.

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

(Dollars in thousands)	Home Federal Savings Bank	Other	Eliminations	Consolidated Total

At or for the six months ended June 30, 2012:

Interest income - external customers	$16,227	0	0	16,227
Non-interest income - external customers	4,500	0	0	4,500
Intersegment interest income	0	2	(2)	0
Intersegment non-interest income	93	3,582	(3,675)	0
Interest expense	3,969	0	(2)	3,967
Amortization of mortgage servicing rights, net	348	0	0	348
Other non-interest expense	11,957	389	(93)	12,253
Net income	3,586	3,195	(3,582)	3,199
Total assets	670,229	62,033	(61,948)	670,314

At or for the six months ended June 30, 2011:

Interest income - external customers	$20,759	0	0	20,759
Non-interest income - external customers	3,380	0	0	3,380
Intersegment interest income	0	2	(2)	0
Intersegment non-interest income	87	(1,292)	1,205	0
Interest expense	6,317	0	(2)	6,315
Amortization of mortgage servicing rights, net	213	0	0	213
Other non-interest expense	13,564	589	(87)	14,066
Net loss	(1,288)	(1,878)	1,292	(1,874)
Total assets	807,307	68,934	(68,867)	807,374

At or for the quarter ended June 30, 2012:
Interest income - external customers	$7,952	0	0	7,952
Non-interest income - external customers	1,794	0	0	1,794
Intersegment interest income	0	1	(1)	0
Intersegment non-interest income	46	558	(604)	0
Interest expense	1,906	0	(1)	1,905
Amortization of mortgage servicing rights, net	172	0	0	172
Other non-interest expense	6,066	166	(46)	6,186
Net income	560	393	(558)	395
Total assets	670,229	62,033	(61,948)	670,314

At or for the quarter ended June 30, 2011:
Interest income - external customers	$10,045	0	0	10,045
Non-interest income - external customers	1,592	0	0	1,592
Intersegment interest income	0	1	(1)	0
Intersegment non-interest income	44	(1,980)	1,936	0
Interest expense	3,047	0	(1)	3,046
Amortization of mortgage servicing rights, net	115	0	0	115
Other non-interest expense	7,103	315	(44)	7,374
Net loss	(1,978)	(2,293)	1,980	(2,291)
Total assets	807,307	68,934	(68,867)	807,374

Item 2:

HMN FINANCIAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Information

This quarterly report and other reports filed by the Company with the Securities and Exchange Commission may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are often identified by such forward-looking terminology as “expect,” “intent,” “look,” “believe,” “anticipate,” “estimate,” “project,” “seek,” “may,” “will,” “would,” “could,” “should,” “trend,” “target,” and “goal” or similar statements or variations of such terms and include, but are not limited to, those relating to increasing our core deposit relationships, reducing non-performing assets, reducing expense and generating improved financial results; the adequacy and amount of available liquidity and capital resources to the Bank; the Company’s liquidity and capital requirements; our expectations for core capital and our strategies and potential strategies for improvement thereof; changes in the size of the Bank’s loan portfolio; the recovery of the valuation allowance on deferred tax assets; the amount and mix of the Bank’s non-performing assets and the appropriateness of the allowance therefor; future losses on non-performing assets; the amount of interest-earning assets; the amount and mix of brokered and other deposits (including the Company’s ability to renew brokered deposits); the availability of alternate funding sources; the payment of dividends; the future outlook for the Company; the amount of deposits that will be withdrawn from checking and money market accounts and how the withdrawn deposits will be replaced; the projected changes in net interest income based on rate shocks; the range that interest rates may fluctuate over the next twelve months; the net market risk of interest rate shocks; the future outlook for the issuer trust preferred securities held by the Bank; and the Bank’s compliance with regulatory standards generally (including the Bank’s status as “well-capitalized”), and supervisory agreements, individual minimum capital requirements or other supervisory directives or requirements to which the Company or the Bank are or may become expressly subject, specifically, and possible responses of the OCC and FRB and the Bank and the Company to any failure to comply with any such regulatory standard, agreement or requirement. A number of factors could cause actual results to differ materially from the Company’s assumptions and expectations. These include but are not limited to the adequacy and marketability of real estate and other collateral securing loans to borrowers; federal and state regulation and enforcement, including restrictions set forth in the supervisory agreements between each of the Company and Bank and the OCC and FRB; possible legislative and regulatory changes, including changes in the degree and manner of regulatory supervision, the ability of the Company and the Bank to establish and adhere to plans and policies relating to, among other things, capital, business, non-performing assets, loan modifications, documentation of loan loss allowance and concentrations of credit that are satisfactory to the OCC and FRB, as applicable, in accordance with the terms of the Company and Bank supervisory agreements and to otherwise manage the operations of the Company and the Bank to ensure compliance with other requirements set forth in the supervisory agreements; the ability of the Company and the Bank to obtain required consents from the OCC and FRB, as applicable, under the supervisory agreements or other directives; the ability of the Bank to comply with its individual minimum capital requirement and other applicable regulatory capital requirements; enforcement activity of the OCC and FRB in the event of our non-compliance with any applicable regulatory standard, agreement or requirement; adverse economic, business and competitive developments such as shrinking interest margins, reduced collateral values, deposit outflows, changes in credit or other risks posed by the Company’s loan and investment portfolios, changes in costs associated with alternate funding sources, including changes in collateral advance rates and policies of the Federal Home Loan Bank, technological, computer-related or operational difficulties, results of litigation, and reduced demand for financial services and loan products; changes in accounting policies and guidelines, or monetary and fiscal policies of the federal government or tax laws; international economic developments; the Company’s access to and adverse changes in securities markets; the market for credit related assets; or other significant uncertainties. Additional factors that may cause actual results to differ from the Company’s assumptions and expectations include those set forth in the Company’s most recent filing on Form 10-K with the Securities and Exchange Commission. All forward-looking statements are qualified by, and should be considered in conjunction with, such cautionary statements. For additional discussion of the risks and uncertainties applicable to the Company, see the “Risk Factors” sections of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and Part II, Item 1A of this and previously filed Quarterly Reports on Form 10-Q.

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

The Company maintains significant net deferred tax assets for deductible temporary differences, the largest of which relates to the allowance for loan and real estate losses and net operating loss carry forwards. For income tax purposes, only net charge-offs are deductible, not the entire provision for loan losses. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that the deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon management’s judgment and evaluation of both positive and negative evidence, including the forecasts of future income, tax planning strategies and assessments of the current and future economic and business conditions. The Company considers both positive and negative evidence regarding the ultimate realizability of deferred tax assets. Positive evidence includes the ability to implement tax planning strategies to accelerate taxable income recognition and the probability that taxable income will be generated in future periods. Negative evidence includes the Company’s cumulative loss in the prior three year period, current financial performance, and the general business and economic trends. In the second quarter of 2010, the Company recorded a valuation allowance against the entire deferred tax asset balance and the Company continued to maintain a valuation reserve against the entire deferred tax asset balance at June 30, 2012. This determination was based primarily upon the existence of a three year cumulative loss position that is primarily attributable to significant provisions for loan losses incurred during the last three years. The creation of the valuation allowance, although it increased tax expense and similarly reduced tangible book value, does not have an effect on the Company’s cash flows, and may be recoverable in subsequent periods if the Company were to realize certain sustained future taxable income. It is possible that future conditions may differ substantially from those anticipated in determining the need for a valuation allowance on deferred tax assets and adjustments may be required in the future.

Determining the ultimate settlement of any tax position requires significant estimates and judgments in arriving at the amount of tax benefits to be recognized in the financial statements. It is possible that the tax benefits realized upon the ultimate resolution of a tax position may result in tax benefits that are significantly different from those estimated.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2012 COMPARED TO THE SAME PERIODS ENDED JUNE 30, 2011

Net Income (Loss)

Net income for the second quarter of 2012 was $0.4 million, an improvement of $2.7 million, or 117.2%, compared to a net loss of $2.3 million for the second quarter of 2011. The net loss available to common shareholders was $69,000 for the second quarter of 2012, an improvement of $2.7 million, or 97.5%, from the net loss available to common shareholders of $2.8 million for the second quarter of 2011. Diluted loss per common share for the second quarter of 2012 was $0.02, an improvement of $0.70, or 97.2%, from the diluted loss per common share of $0.72 for the second quarter of 2011. The improvement in net income in the second quarter of 2012 was primarily due to a $2.4 million decrease in the provision for loan losses and a $1.1 million decrease in non-interest expenses between the periods. These changes to net income were partially offset by a $1.0 million decrease in net interest income due primarily to the decrease in interest earning assets between the periods.

Net income was $3.2 million for the six month period ended June 30, 2012, an improvement of $5.1 million, or 270.7%, compared to the net loss of $1.9 million for the six month period ended June 30, 2011. The net income available to common shareholders was $2.3 million for the six month period ended June 30, 2012, an improvement of $5.1 million, or 181.8%, compared to the net loss available to common shareholders of $2.8 million for the same period of 2011. Diluted earnings per share for the six month period in 2012 was $0.57, an improvement of $1.30 per share compared to the diluted loss per share of $0.73 for the same period in 2011. The improvement in net income for the six month period in 2012 was primarily due to a $4.4 million decrease in the provision for loan losses, $1.7 million decrease in non-interest expenses, $0.7 million increase in the gains recognized on the sales of loans, and a $0.6 million gain on sale of the Bank’s Toledo, Iowa branch. These changes to net income were partially offset by a $2.1 million decrease in net interest income due primarily to the decrease in interest earning assets between the periods.

Net Interest Income

Net interest income was $6.0 million for the second quarter of 2012, a decrease of $1.0 million, or 13.6%, compared to $7.0 million for the second quarter of 2011. Interest income was $8.0 million for the second quarter of 2012, a decrease of $2.0 million, or 20.8%, from $10.0 million for the same period in 2011. Interest income decreased between the periods primarily because of a $152 million decrease in the average interest-earning assets and also because of a decrease in average yields between the periods. Average interest earning assets decreased between the periods primarily because of a decrease in the commercial loan portfolio, which occurred because of declining loan demand and the Company’s focus on improving credit quality, managing net interest margin and improving capital ratios. The average yield earned on interest-earning assets was 4.90% for the second quarter of 2012, a decrease of 10 basis points from the 5.00% average yield for the second quarter of 2011. The decrease in average yield is due to the continued low interest rate environment that existed during the second quarter of 2012.

Interest expense was $1.9 million for the second quarter of 2012, a decrease of $1.1 million, or 37.5%, compared to $3.0 million for the second quarter of 2011. Interest expense decreased primarily because of the $157 million decrease in the average interest-bearing liabilities between the periods. The decrease in average interest-bearing liabilities is primarily the result of a decrease in the outstanding borrowings and brokered certificates of deposits between the periods and a decrease in other deposits as a result of the Bank’s Toledo, Iowa branch sale that was completed in the first quarter of 2012. The decrease in borrowings and brokered deposits between the periods was the result of using the proceeds from loan principal payments to fund maturing borrowings and brokered certificates of deposits. Interest expense also decreased because of the lower interest rates paid on money market accounts and certificates of deposits. The decreased rates were the result of the low interest rate environment that continued to exist during the second quarter of 2012. The average interest rate paid on interest-bearing liabilities was 1.24% for the second quarter of 2012, a decrease of 34 basis points from the 1.58% average interest rate paid in the second quarter of 2011.

Net interest margin (net interest income divided by average interest earning assets) for the second quarter of 2012 was 3.72%, an increase of 24 basis points, compared to 3.48% for the second quarter of 2011.

Net interest income was $12.3 million for the first six months of 2012, a decrease of $2.1 million, or 15.1%, from $14.4 million for the same period in 2011. Interest income was $16.2 million for the six month period ended June 30, 2012, a decrease of $4.6 million, or 21.8%, from $20.8 million for the same six month period in 2011. Interest income decreased between the periods primarily because of a $139 million decrease in the average interest-earning assets and also because of a decrease in average yields between the periods. Average interest-earning assets decreased between the periods primarily because of a decrease in the commercial loan portfolio, which occurred because of declining loan demand and the Company’s focus on improving credit quality, managing net interest margin and improving capital ratios. The average yield earned on interest-earning assets was 4.79% for the first six months of 2012, a decrease of 32 basis points from the 5.11% average yield for the first six months of 2011. The decrease in average yield is due to the continued low interest rate environment that existed during the first six months of 2012.

Interest expense was $4.0 million for the first six months of 2012, a decrease of $2.3 million, or 37.2%, compared to $6.3 million for the first six months of 2011. Interest expense decreased primarily because of the $138 million decrease in the average interest-bearing liabilities between the periods. The decrease in average interest-bearing liabilities is primarily the result of a decrease in the outstanding borrowings and brokered certificates of deposits and a decrease in other deposits as a result of the branch sale that was completed in the first quarter of 2012. The decrease in borrowings and brokered deposits between the periods was the result of using the proceeds from loan principal payments to fund maturing borrowings and brokered certificates of deposits. Interest expense also decreased because of the lower interest rates paid on money market accounts and certificates of deposits. The decreased rates were the result of the low interest rate environment that continued to exist during the first six months of 2012. The average interest rate paid on interest-bearing liabilities was 1.23% for the first six months of 2012, a decrease of 39 basis points from the 1.62% average interest rate paid in the first six months of 2011.

Net interest margin (net interest income divided by average interest earning assets) for the first six months of 2012 was 3.62%, an increase of 7 basis points, compared to 3.55% for the first six months of 2011.

A summary of the Company’s net interest margin for the three and six month periods ended June 30, 2012 and June 30, 2011 is as follows:

	For the three month period ended
	June 30, 2012			June 30, 2011
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate (2)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate (2)
Interest-earning assets:
Securities available for sale	$86,651	356	1.65%	$153,600	697	1.82%
Loans held for sale	3,000	25	3.35	1,689	18	4.27
Mortgage loans, net (1)	112,205	1,381	4.95	123,550	1,693	5.50
Commercial loans, net (1)	351,800	5,291	6.05	422,720	6,593	6.26
Consumer loans, net (1)	58,010	826	5.73	66,725	997	5.99
Cash equivalents	37,508	19	0.20	31,220	1	0.01
Federal Home Loan Bank stock	4,094	54	5.31	6,174	46	2.99

Total interest-earning assets	653,268	7,952	4.90	805,678	10,045	5.00

Interest-bearing liabilities:
NOW accounts	64,213	9	0.06	70,287	14	0.08
Savings accounts	39,794	19	0.19	37,455	14	0.15
Money market accounts	109,306	110	0.40	113,928	205	0.72
Certificates	210,136	644	1.23	253,241	983	1.56
Brokered deposits	46,649	279	2.41	95,329	590	2.48
Advances and other borrowings	70,000	844	4.85	110,390	1,240	4.51

Total interest-bearing liabilities	540,098			680,630
Non-interest checking	76,012			92,553
Other non-interest bearing deposits	988			976

Total interest-bearing liabilities and non-interest bearing deposits	$617,098	1,905	1.24	$774,159	3,046	1.58

Net interest income		$6,047			$6,999

Net interest rate spread			3.65%			3.42%

Net interest margin			3.72%			3.48%

(1)	Average balances of loans include non-accrual loans
(2)	Annualized

	For the six month period ended
	June 30, 2012			June 30, 2011
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
Interest-earning assets:
Securities available for sale	$95,954	798	1.67%	$151,774	1,438	1.91%
Loans held for sale	2,892	47	3.27	1,614	35	4.37
Mortgage loans, net	114,894	2,878	5.04	125,915	3,456	5.53
Commercial loans, net	359,780	10,716	5.99	438,121	13,688	6.30
Consumer loans, net	59,390	1,679	5.69	67,690	2,025	6.03
Cash equivalents	43,728	45	0.21	27,851	3	0.02
Federal Home Loan Bank stock	4,134	64	3.11	6,432	114	3.57

Total interest-earning assets	680,772	16,227	4.79	819,397	20,759	5.11

Interest-bearing liabilities:
NOW accounts	66,809	20	0.06	74,628	34	0.09
Savings accounts	39,423	36	0.18	36,073	27	0.15
Money market accounts	110,322	238	0.43	113,821	418	0.74
Certificates	217,246	1,352	1.25	253,692	2,040	1.62
Brokered deposits	51,783	632	2.45	98,050	1,227	2.52
Advances and other borrowings	70,000	1,689	4.85	115,085	2,569	4.50

Total interest-bearing liabilities	555,583			691,349
Non-interest checking	92,019			94,339
Other non-interest bearing deposits	1,164			1,070

Total interest-bearing liabilities and non-interest bearing deposits	$648,766	3,967	1.23	$786,758	6,315	1.62

Net interest income		$12,260			$14,444

Net interest rate spread			3.56%			3.49%

Net interest margin			3.62%			3.55%

Provision for Loan Losses

The provision for loan losses was $1.1 million for the second quarter of 2012, a decrease of $2.4 million, or 68.6%, from $3.5 million for the second quarter of 2011. The provision for loan losses decreased in the second quarter of 2012, compared to second quarter 2011, primarily because there were fewer decreases in the estimated value of the underlying collateral supporting commercial real estate loans that required additional allowances or charge offs in the current period when compared to the second quarter of 2011. The provision also decreased because of a decrease in the required reserves for certain risk rated commercial loans as a result of an internal loan portfolio analysis that was performed between the periods.

The provision for loan losses was $1.0 million for the first six months of 2012, a decrease of $4.4 million, or 82.3%, from $5.4 million for the same six month period in 2011. The provision for loan losses decreased in the first six months of 2012 primarily because there were fewer decreases in the estimated value of the underlying collateral supporting commercial real estate loans that required additional allowances or charge offs in the current period when compared to the first six months of 2011. The provision also decreased because of a decrease in the required reserves for certain risk rated commercial loans as a result of an internal loan portfolio analysis that was performed between the periods.

A reconciliation of the Company’s allowance for loan losses for the three and six month periods ended June 30, 2012 and June 30, 2011 is summarized as follows:

(Dollars in thousands)	2012	2011
Balance at March 31,	$21,424	$34,953
Provision	1,088	3,463
Charge offs:
One-to-four family	0	(16)
Consumer	(493)	(34)
Commercial business	(1,820)	(6,249)
Commercial real estate	(1,554)	(4,633)
Recoveries	1,874	280

Balance at June 30,	$20,519	$27,764

General allowance	$14,507	$15,618
Specific allowance	6,012	12,146

	$20,519	$27,764

(Dollars in thousands)	2012	2011
Balance at January 1,	$23,888	$42,828
Provision	960	5,409
Charge offs:
One-to-four family	0	(419)
Consumer	(757)	(86)
Commercial business	(1,829)	(8,557)
Commercial real estate	(4,184)	(12,209)
Recoveries	2,441	798

Balance at June 30,	$20,519	$27,764

The decrease in the allowance for loan losses at June 30, 2012 when compared to June 30, 2011 was due primarily to the modification in the fourth quarter of 2011 of our charge off policy on non-performing loans, which required the charge off of previously established specific valuation allowances (SVAs). Previously, when a collateral-dependent loan was characterized as a loss, the Company typically established an SVA based on the estimated fair value of the underlying collateral, less any related selling costs and the actual charge off of the loan was not recorded until the foreclosure process was complete. The gross loan balance for these non-performing loans was reported as an outstanding loan with any associated SVAs included in the financial statements as part of the allowance for loan losses. Under the modified policy, which is also acceptable under Generally Accepted Accounting Principles, SVAs are no longer recognized and any losses on loans secured by real estate are charged off in the period the loans, or portion thereof, are deemed uncollectible.

Non-Interest Income

Non-interest income was $1.8 million for the second quarter of 2012, an increase of $0.2 million, or 12.9%, from $1.6 million for the same period in 2011. Gains on sales of loans increased $0.3 million between the periods primarily as a result of increased single family loan originations due to the low interest rate environment that continued to exist in the second quarter of 2012. Fees and service charges decreased $91,000 primarily because of a decrease in overdraft charges between the periods.

Non-interest income was $4.5 million for the first six months of 2012, an increase of $1.1 million, or 33.3%, from $3.4 million for the first six months of 2011. Gains on sales of loans increased $0.7 million between the periods primarily as a result of increased single family loan originations due to the low interest rate environment that continued to exist during the first six months of 2012. Gain on sale of branch office increased $0.6 million as a result of the sale of the Toledo, Iowa branch in the first quarter of 2012. Fees and service charges decreased $0.2 million primarily because of a decrease in overdraft charges between the periods.

Non-Interest Expense

Non-interest expense was $6.4 million for the second quarter of 2012, a decrease of $1.1 million, or 15.1%, from $7.5 million for the same period of 2011. Other non-interest expense decreased $0.7 million primarily because of decreased real estate taxes and legal fees related to other real estate owned. Compensation and benefits decreased $0.3 million between the periods primarily because of a decrease in employees between the periods. Deposit insurance costs decreased $0.1 million primarily because of a decrease in assets between the periods.

Non-interest expense was $12.6 million for the first six months of 2012, a decrease of $1.7 million, or 11.8%, from $14.3 million for the same period of 2011. Other non-interest expense decreased $0.9 million because of decreased real estate taxes and legal fees related to other real estate owned. Compensation and benefits decreased $0.4 million primarily because of a decrease in employees between the periods. Deposit insurance costs decreased $0.2 million primarily because of a decrease in assets between the periods. Occupancy expense decreased $0.1 million between the periods primarily because of a decrease in depreciation expense. Loss on real estate owned decreased $0.1 million because of a decrease in the gains recognized on the sale of real estate owned between the periods. Data processing costs increased $0.1 million between the periods primarily because of a one time incentive that was received by the Company in the first quarter of 2011 related to a change in our ATM and debit card vendor.

Income Taxes

The effect of income taxes changed $76,000 between the periods, from a benefit of $76,000 in the second quarter of 2011 to no expense in the second quarter of 2012. In the second quarter of 2010, the Company recorded a deferred tax asset valuation reserve against its entire deferred tax asset balance and the Company continued to maintain a valuation reserve against the entire deferred tax asset balance at June 30, 2012. Since the valuation reserve is established against the entire deferred tax asset balance, no income tax expense was recorded for the second quarter of 2012. The income tax benefit in the second quarter of 2011 relates to the reversal of the taxes on the change in the fair market value of the available for sale investment portfolio that was recorded in the first quarter of 2011.

No income tax expense was recorded in the first six months of 2012 or 2011. In the second quarter of 2010, the Company recorded a deferred tax asset valuation reserve against its entire deferred tax asset balance and the Company continued to maintain a valuation reserve against the entire deferred tax asset balance at June 30, 2012. Since the valuation reserve is established against the entire deferred tax asset balance, no income tax expense was recorded for the first six months of 2012 or 2011.

Net Income (Loss) Available to Common Shareholders

The net loss available to common shareholders was $69,000 for the second quarter of 2012, an improvement of $2.6 million from the $2.7 million net loss available to common shareholders in the second quarter of 2011. The net income available to common shareholders was $2.3 million for the first six months of 2012, an improvement of $5.1 million from the $2.8 million net loss available to common shareholders in the first six months of 2011. The net loss available to common shareholders decreased for both the second quarter of 2012 and the six month period ending June 30, 2012 primarily because of the change in the net income (loss) between the periods.

The Company has deferred the last six quarterly dividend payments, beginning with the February 15, 2011 dividend payment, on its Fixed Rate Cumulative Perpetual Preferred Stock, Series A issued to the United States Treasury Department as part of the TARP Capital Purchase Program. The deferred dividend payments have been accrued for payment in the future and are being reported for the deferral period as a preferred dividend requirement that is deducted from income for financial statement purposes to arrive at the net income (loss) available to common shareholders. Under the terms of the certificate of designations for the preferred stock, dividend payments may be deferred without default, but the dividend is cumulative and, since the Company failed to pay dividends for six quarters, the Treasury has the right to appoint two representatives to the Company’s board of directors, although the Treasury has not yet exercised this right. Under the terms of the Company’s and Bank’s Supervisory Agreements with their federal banking regulators, neither the Company nor the Bank may declare or pay any cash dividends, or purchase or redeem any capital stock, without prior notice to, and consent of these regulators. The Company does not anticipate requesting consent from the Federal Reserve Board to make any payments of dividends on, or purchase of, its common or preferred stock in 2012.

FINANCIAL CONDITION

Non-Performing Assets

The following table summarizes the amounts and categories of non-performing assets, which consist of non-performing loans and foreclosed and repossessed assets, in the Bank’s portfolio and loan delinquency information as of the end of the three most recently completed quarters.

(Dollars in thousands)	June 30, 2012	March 31, 2012	December 31, 2011
Non-Performing Loans:
One-to-four family real estate	$4,409	$5,240	$4,435
Commercial real estate	22,322	20,498	22,658
Consumer	367	737	699
Commercial business	3,993	6,539	6,201

Total	31,091	33,014	33,993

Foreclosed and Repossessed Assets:
One-to-four family real estate	145	317	352
Commercial real estate	12,587	13,278	16,264

Total non-performing assets	$43,823	$46,609	$50,609

Total as a percentage of total assets	6.54%	6.60%	6.40%

Total non-performing loans	$31,091	$33,014	$33,993

Total as a percentage of total loans receivable, net	6.27%	6.14%	6.10%

Allowance for loan loss to non-performing loans	66.00%	64.90%	70.27%

Delinquency Data:
Delinquencies (1)
30+ days	$6,412	$4,823	$3,226
90+ days	0	0	0
Delinquencies as a percentage of loan and lease portfolio (1)
30+ days	1.24%	0.86%	0.54%
90+ days	0.00%	0.00%	0.00%

(1)	Excludes non-accrual loans.

The increase in loans that were more than 30 days delinquent at June 30, 2012 relates primarily to one land loan totaling $1.1 million and four single family loans totaling $0.7 million that became delinquent during the quarter and were more than 30 days delinquent at June 30, 2012.

Total non-performing assets were $43.8 million at June 30, 2012, a decrease of $2.8 million, or 6.0%, from $46.6 million at March 31, 2012. Non-performing loans decreased $1.9 million and foreclosed and repossessed assets decreased $0.9 million during the second quarter of 2012. The non-performing loan and foreclosed and repossessed asset activity for the second quarter of 2012 was as follows:

(Dollars in thousands)
Non-performing loans		Foreclosed and repossessed assets
March 31, 2012	$33,014	March 31, 2012	$13,594
Classified as non-performing	7,478	Transferred from non-performing loans	110
Charge offs	(3,949)	Other foreclosures/repossessions	0
Principal payments received	(5,268)	Real estate sold	(725)
Classified as accruing	(74)	Net gain on sale of assets	128
Transferred to real estate owned	(110)	Write downs and payments	(375)

June 30, 2012	$31,091	June 30, 2012	$12,732

The decrease in non-performing loans during the quarter relates primarily to principal payments received and charge offs during the period. Of the $5.3 million in principal payments received during the second quarter of 2012, $2.4 million related to the payoff of a non-performing commercial real estate loan secured by an office building and $1.1 million related to the payoff of a non-performing bank stock loan. These decreases in non-performing loans were partially offset by loans that were classified as non-performing during the period. Of the $7.5 million in loans classified as non-performing, $5.7 million relates to a commercial real estate development loan located in the Bank’s primary market area. This loan is the largest non-performing loan at June 30, 2012.

Total non-performing assets were $43.8 million at June 30, 2012, a decrease of $6.8 million, or 13.4%, from $50.6 million at December 31, 2011. Non-performing loans decreased $2.9 million and foreclosed and repossessed assets decreased $3.9 million during the first six months of 2012. The non-performing loan and foreclosed and repossessed asset activity for the first six months of 2012 was as follows:

(Dollars in thousands)
Non-performing loans		Foreclosed and repossessed assets
January 1, 2012	$33,993	January 1, 2012	$16,616
Classified as non-performing	11,357	Transferred from non-performing loans	588
Charge offs	(6,852)	Other foreclosures/repossessions	0
Principal payments received	(6,403)	Real estate sold	(4,234)
Classified as accruing	(416)	Net gain on sale of assets	348
Transferred to real estate owned	(588)	Write downs and payments	(586)

June 30, 2012	$31,091	June 30, 2012	$12,732

The decrease in non-performing loans during the first six months of 2012 relates primarily to charge offs and principal payments received during the period. Of the $6.9 million in charge offs during the period, $2.2 million related to a commercial development loan and $1.2 million related to two residential development loans that were charged off as a result of obtaining updated appraisals of the underlying collateral. These decrease in non-performing loans were partially offset by loans that were classified as non-performing during the period. Of the $11.4 million in loans classified as non-performing, $5.7 million relates to a commercial real estate development loan located in the Bank’s primary market area. This loan is the largest non-performing loan at June 30, 2012.

The following table summarizes the number and types of our commercial real estate loans (the largest category of non-performing loans) that were non-performing as of the end of the three most recently completed quarters.

(Dollars in thousands) Property Type	#	Principal Amount of Loans June 30, 2012	#	Principal Amount of Loans March 31, 2012	#	Principal Amount of Loans December 31, 2011
Developments/land	13	$20,630	12	$15,615	10	$17,465
Shopping centers/retail	2	406	3	1,375	2	1,315
Restaurants/bar	1	581	1	596	1	616
Office buildings	2	184	1	2,325	1	2,325
Other buildings	2	521	2	587	3	937

	20	$22,322	19	$20,498	17	$22,658

The increase in the non-performing commercial real estate loans from March 31, 2012 is due primarily to a $5.7 million commercial real estate development loan that was classified as non-performing during the period. This increase was partially offset by a $2.4 million payoff of a non-performing commercial real estate loan secured by an office building and the partial charge offs on two residential development loans totaling $0.8 million.

The following table summarizes the number of lending relationships and industry type of commercial business loans that were non-performing as of the end of the three most recently completed quarters.

(Dollars in thousands) Industry Type	#	Principal Amount of Loans June 30, 2012	#	Principal Amount of Loans March 31, 2012	#	Principal Amount of Loans December 31, 2011
Construction/development/land	6	$1,796	6	$1,953	6	$2,061
Retail	2	202	2	47	1	82
Banking	0	0	1	1,149	1	1,149
Entertainment	1	20	1	20	1	23
Utilities	2	1,394	1	2,780	1	2,792
Restaurant	1	498	1	501	0	0
Other	2	83	2	89	2	94

	14	$3,993	14	$6,539	12	$6,201

The decrease in non-performing commercial business loans during the second quarter of 2012 is primarily related to the charge off of $1.6 million on a non-performing commercial business loan in the utilities industry and $1.1 million related to the payoff of a non-performing bank stock loan during the second quarter of 2012.

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

The Company has deferred the last six quarterly dividend payments, beginning with the February 15, 2011 dividend payment, on its Fixed Rate Cumulative Perpetual Preferred Stock, Series A issued to the United States Treasury Department as part of the TARP Capital Purchase Program. The deferred dividend payments have been accrued for payment in the future and are being reported for the deferral period as a preferred dividend requirement that is deducted from income for financial statement purposes to arrive at the net income (loss) available to common shareholders. Under the terms of the certificate of designations for the preferred stock, dividend payments may be deferred without default, but the dividend is cumulative and, since the Company failed to pay dividends for six quarters, the Treasury has the right to appoint two representatives to the Company’s board of directors, although the Treasury has not yet exercised this right. Under the terms of the Company’s and Bank’s Supervisory Agreements with their federal banking regulators, neither the Company nor the Bank may declare or pay any cash dividends, or purchase or redeem any capital stock, without prior notice to, and consent of these regulators. The Company does not anticipate requesting consent from the Federal Reserve Board to make any payments of dividends on, or purchase of, its common or preferred stock in 2012.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2012, the net cash provided by operating activities was $8.5 million. The Company collected $60.0 million from the maturities of securities, $5.6 million from principal repayments on securities, $0.2 million from the redemption of FHLB stock, and $4.2 million in proceeds from the sale of real estate. The Company purchased securities of $16.0 million, purchased premises and equipment of $0.2 million, and paid $37.0 million in connection with the Toledo, Iowa branch sale. Net loans receivable decreased $54.4 million due primarily to decreased commercial loan production. The Company had a net decrease in deposit balances of $81.2 million (primarily in brokered deposits) and paid out $0.2 million in customer escrows.

The Company has certificates of deposits with outstanding balances of $160.8 million that come due over the next 12 months, of which $25.0 million were obtained from brokers. Based upon past experience, management anticipates that the majority of the deposits will renew for another term, with the exception of the brokered deposits that are not anticipated to renew due to the Company’s desire to reduce the amount of outstanding brokered deposits. In addition, based on a regulatory directive, the Bank may not renew existing brokered deposits, or accept new brokered deposits without the prior consent of the OCC. The Company believes that deposits that do not renew will be replaced with proceeds from loan principal payments or replaced with a combination of other customer’s deposits, FHLB advances or Federal Reserve Bank borrowings. Proceeds from the sale of securities could also be used to fund unanticipated outflows of deposits.

The Company had only one deposit customer with aggregate deposits greater than $5.0 million as of June 30, 2012. The $7.1 million in funds held by this customer may be withdrawn at any time, however, management does not anticipate that these deposits will be withdrawn from the Bank over the next twelve months. If these deposits were to be withdrawn, they would be replaced with deposits from other customers or brokers, subject to regulatory approval. FHLB advances, Federal Reserve borrowings or proceeds from the sale of securities could also be used to replace unanticipated outflows of large checking and money market deposits.

The Company has $10.0 million of FHLB advances which mature beyond June 30, 2013 but have call features that can be exercised by the FHLB during the next 12 months. If the call features are exercised, the Company has the option of requesting any advance otherwise available to it pursuant to the Credit Policy of the FHLB. Under the Company Supervisory Agreement, the Company may not incur or issue any debt without prior notice to, and the consent of, its primary regulator (FRB). Because FHLB advances are debt of the Bank, they are not affected by the Company’s restriction on incurring debt.

At June 30, 2012, the Bank had the ability to draw additional borrowings from the FHLB of $57.4 million based upon the collateral pledged, subject to a requirement to purchase additional FHLB stock and the FHLB agreeing to lend. The Bank also has the ability to draw additional borrowings of $38.8 million from the Federal Reserve Bank, based upon the loans pledged with them.

The credit policy of the FHLB relating to the collateral value of the loans collateralizing the outstanding advances with the FHLB may change such that the current collateral pledged to secure the advances is no longer acceptable or the formulas for determining the excess pledged collateral may change. If this were to happen, the Bank may not have additional collateral to pledge to secure the existing advances and the Bank may have to find alternative funding sources to replace some of the FHLB advances maturing in 2013. The FHLB could also reduce the amount of funds it will lend to the Bank. It is not anticipated that the Bank will need to find alternative funding sources to replace the outstanding FHLB advances, but if needed, excess collateral currently pledged to the FHLB could be pledged to the FRB and the Bank could borrow additional funds from the FRB based on the increased collateral levels or obtain additional deposits.

The Company’s primary source of cash is dividends from the Bank and the Bank is restricted under the Bank Supervisory Agreement from paying dividends to the Company without obtaining prior regulatory approval. At June 30, 2012, the Company had $1.2 million in cash and other assets that could readily be turned into cash. The primary use of cash by the Company is the payment of expenses. The amount of the dividend on the preferred stock accumulates at the rate of $325,000 per quarter through February 14, 2014 and $585,000 per quarter thereafter, if the shares of preferred stock are not redeemed. The Company has deferred the last six quarterly dividend payments, beginning with the February 15, 2011 dividend payment, on its Fixed Rate Cumulative Perpetual Preferred Stock, Series A issued to the United States Treasury Department as part of the TARP Capital Purchase Program and has determined that it will defer the August 15, 2012 payment. Since the Company has failed to pay the dividends for six quarters, the Treasury has the right to appoint two representatives to the Company’s board of directors, although the Treasury has not yet exercised this right. The total amount of accrued but unpaid dividends totaled $2.0 million at June 30, 2012. The Company determined to defer such payments following discussions with its primary regulator. In addition, under the terms of the Company’s Supervisory Agreement, the Company may not declare or pay any cash dividends without prior notice to, and consent of, the OCC.

As required by the Company Supervisory Agreement, the Company submitted an updated two-year capital plan in January of 2012 that the Federal Reserve Board may make comments upon, and to which it may require revisions. The Company must operate within the parameters of the final capital plan and is required to monitor and submit periodic reports on its compliance with the plan. In addition, the OCC has established an IMCR for the Bank. An IMCR requires a bank to establish and maintain levels of capital greater than those generally required for a bank to be classified as “well-capitalized.” Effective December 31, 2011, the Bank was required to establish, and subsequently maintain, core capital at least equal to 8.5% of adjusted total assets, which was in excess of the Bank’s 7.14% core capital to adjusted total assets ratio at December 31, 2011. In February 2012, the Bank received a notice from the OCC arising out of its failure to establish and maintain its IMCR of 8.5% core capital to adjusted total assets at December 31, 2011. In accordance with this notice, by April 30, 2012, the OCC required the Bank to submit a further written capital plan of how it intends to achieve and maintain its IMCR, and a contingency plan in the event the IMCR is not achieved through the Bank’s primary plan. Because of the improved financial results and the decrease in assets experienced during the first six months of 2012, the Bank’s core capital ratio improved to 8.50% at March 31, 2012 and 9.04% at June 30, 2012. In April 2012, the Bank submitted the required revised capital and contingency plan to the OCC. The OCC may make comments upon, and require revisions to this plan. There can be no assurance that the Bank will continue to maintain compliance with the IMCR in the future. The Bank’s failure to comply with the terms of the IMCR at December 31, 2011 was, and its failure to continue to comply can be, deemed an unsafe and unsound banking practice and could subject it to further limits on growth and such legal actions or sanctions as the OCC considers appropriate.

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

The following table discloses the projected changes in market value to the Company’s interest-earning assets and interest-bearing liabilities based upon incremental 100 basis point changes in interest rates from interest rates in effect on June 30, 2012.

	Market Value
(Dollars in thousands)
Basis point change in interest rates	-100	0	+100	+200
Total market risk sensitive assets	$683,823	676,025	666,357	654,727
Total market risk sensitive liabilities	621,271	602,820	589,956	578,048
Off-balance sheet financial instruments	(356)	0	(77)	(125)

Net market risk	$62,908	73,205	76,478	76,804

Percentage change from current market value	(14.07)%	0.00%	4.47%	4.92%

The preceding table was prepared utilizing the following assumptions (the Model Assumptions) regarding prepayment and decay ratios that were determined by management based upon their review of historical prepayment speeds and future prepayment projections. Fixed rate loans were assumed to prepay at annual rates from 5% to 56%, depending on the note rate and the period to maturity. Adjustable rate mortgages (ARMs) were assumed to prepay at annual rates of between 13% and 34%, depending on the note rate and the period to maturity. Mortgage-backed securities and collateralized mortgage obligations (CMOs) were projected to have prepayments based upon the underlying collateral securing the instrument and the related cash flow priority of the CMO tranche owned. Certificate accounts were assumed not to be withdrawn until maturity. Passbook accounts were assumed to decay at an annual rate of 9% and money market accounts were assumed to decay at an annual rate of 12%. Non-interest checking and NOW accounts were assumed to decay at an annual rate of 8% and commercial NOW and MMDA accounts were assumed to decay at annual rates of 12%. Commercial non-interest checking accounts were assumed to decay at an annual rate of 10%. FHLB advances were projected to be called at the first call date where the projected interest rate on similar remaining term advances exceeded the interest rate on the callable advance or investment.

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

Asset/Liability Management

The Company’s management reviews the impact that changing interest rates will have on its net interest income projected for the twelve months following June 30, 2012 to determine if its current level of interest rate risk is acceptable. The following table projects the estimated annual impact on net interest income during the 12 month period ending June 30, 2013 of immediate interest rate changes called rate shocks.

(Dollars in thousands)
Rate Shock in Basis Points	Projected Change in Net Interest Income	Percentage Change
+200	1,176	5.69%
+100	703	3.40%
0	0	0.00%
-100	(1,400)	(6.77)%

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

PART II – OTHER INFORMATION

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

The Bank also entered into a written Supervisory Agreement with the OTS, effective February 22, 2011. The Bank Supervisory Agreement replaced the prior memorandum of understanding that the Bank entered into with the OTS on December 9, 2009. The material requirements of the Bank Supervisory Agreement are as follows:

•

Submission of a business plan by May 31, 2011, addressing strategies for supporting the Bank’s risk profile, improving earnings and profitability and stress testing. The Bank’s Board is to review performance no less than quarterly and report to the OCC (as successor to the OTS’s role as regulator of the Bank) within 45 days after the end of each calendar quarter. The plan submitted by the Bank prior to May 31, 2011 focused on improvement in capital levels primarily through improved earnings, reduction in non-performing assets and reduction in total assets. The OCC accepted the submitted plan with the expectation that the Bank would be in adherence with the OCC’s Notification of Establishment of Higher Minimum Capital Ratios, dated August 8, 2011, requiring a minimum core capital ratio of 8.5% by December 31, 2011. The Bank submitted an updated two-year business plan in January 2012 to the OCC.

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

•

Beginning with the quarter ended June 30, 2011, the Bank is to submit quarterly asset reports to the OCC within 50 days of quarter end. The reports submitted by the Bank focused on the status of workout plans, classified assets, actions taken to reduce problem assets and recommended revisions to the problem asset plan.

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

The Company and Bank timely submitted all plans and programs required by the Supervisory Agreements. The Company believes that it and the Bank are in compliance with all provisions of the Supervisory Agreements as of June 30, 2012. The applicable regulator may comment on and require revision of any submitted plan, program or policy. Neither the Company nor the Bank have taken any actions, or sought approval for such actions, where prior regulatory approval is required by the Supervisory Agreements other than the restriction related to asset growth and changes to the business plan. In the third quarter of 2011, the Bank requested and obtained a non-objection waiver from the OCC related to the unanticipated growth in assets during the third quarter in an amount greater than the net interest credited on deposit liabilities during the prior quarter. The Bank also received no supervisory objection to the change in the previously submitted business plan as a result of the increase in assets. The increase in assets was due to unanticipated increases in commercial deposits during the third quarter of 2011 as a result of increased cash being held by a few of the Bank’s commercial deposit customers.

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

The OCC has established an IMCR for the Bank. An IMCR requires a bank to establish and maintain levels of capital greater than those generally required for a bank to be classified as “well-capitalized.” Effective December 31, 2011, the Bank was required to establish, and subsequently maintain, core capital at least equal to 8.5% of adjusted total assets, which was in excess of the Bank’s 7.14% core capital to adjusted total assets ratio at December 31, 2011. In February 2012, the Bank received a notice from the OCC arising out of its failure to establish and maintain its IMCR of 8.50% core capital to adjusted total assets at December 31, 2011. Pursuant to the notice, the OCC required the Bank to submit by April 30, 2012 a further written capital plan of how it intends to achieve and maintain its IMCR, and a contingency plan in the event the IMCR is not achieved through the Bank’s primary plan. Because of improved financial results and a decrease in assets, the Bank’s core capital ratio improved to 8.50% at March 31, 2012 and 9.04% at June 30, 2012. In April 2012, the Bank submitted to the OCC the required revised written capital and contingency plan. The OCC may make comments upon, and require revisions to the plan. The Bank’s failure to comply with the terms of the IMCR was, and its failure to continue to comply can be, deemed an unsafe and unsound banking practice.

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

Item 1A.	Risk Factors

See Part I, Item 1.A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

The Company deferred its February 15, 2011, May 15, 2011, August 15, 2011, November 15, 2011, February 15, 2012, and May 15, 2012 regular quarterly cash dividend payments on its Fixed Rate Cumulative Perpetual Preferred Stock, Series A issued to the United States Treasury Department as part of the TARP Capital Purchase Program. The Company has also determined that it will defer its August 15, 2012 dividend payment and following that deferral, the Company will have an aggregate arrearage of $2.3 million with respect to the preferred stock. For additional information on these dividend deferrals, please see Part I, Item 2, “Managements’ Discussion and Analysis Financial Condition and Results of Operations – Liquidity and Capital Resources” of our Form 10-Q.

Since the Company failed to pay dividends for six quarters, the Treasury has the right to appoint two representatives to the Company’s board of directors, although the Treasury has not yet exercised this right. Pending the election of any such director, the Treasury has requested, and the Company has agreed, to the attendance of an observer selected by Treasury at Company board of director meetings

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Incorporated by reference to the index to exhibits included with this report immediately following the signature page.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HMN FINANCIAL, INC.
Registrant

Date: August 7, 2012	By:	/s/ Bradley Krehbiel
Bradley Krehbiel,
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 7, 2012	By:	/s/ Jon Eberle
Jon Eberle,
Chief Financial Officer
(Principal Financial Officer)

HMN FINANCIAL, INC.

INDEX TO EXHIBITS

FOR FORM 10-Q

Regulation S-K Exhibit Number	Document Attached Hereto	Reference to Prior Filing or Exhibit Number Form 10-Q	Sequential Page Numbering Where Attached Exhibits Are Located in This Report

3.1	Amended and Restated Certificate of Incorporation	*1	N/A

3.2	Amended and Restated By-laws	*2	N/A

4	Form of Common Stock Certificate	*3	N/A

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	31.1	Filed electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	31.2	Filed electronically

32	Section 1350 Certification of CEO and CFO	32	Filed Electronically

101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended June 30, 2012, filed with the SEC on August 7, 2012, formatted in Extensible Business Reporting Language (XBRL); (i) the Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (ii) the Consolidated Statements of Comprehensive Income (Loss) for the Three Months and Six Months Ended June 30, 2012 and 2011, (iii) the Consolidated Statement of Stockholders’ Equity for the Six Month Period Ended June 30, 2012, (iv) the Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011, and (v) Notes to Consolidated Financial Statements.	101	Filed Electronically

*1	Incorporated by reference to Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1998 (File No. 0-24100).
*2	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed March 5, 2012 (File 0-24100).
*3	Incorporated by reference to the same numbered exhibit to the Company’s Registration Statement on Form S-1 dated April 1, 1994 (File No. 33-77212).