Form 10-Q
period 2012-09-30
HMN FINANCIAL INC
filed 2012-11-07
CIK 921183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

(Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at October 18, 2012
Common stock, $0.01 par value	4,423,589

HMN FINANCIAL, INC.

Part I – FINANCIAL INFORMATION

Item 1: Financial Statements

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands)	September 30, 2012	December 31, 2011
	(unaudited)
Assets
Cash and cash equivalents	$76,400	67,840
Securities available for sale:
Mortgage-backed and related securities (amortized cost $11,629 and $19,586)	12,437	20,645
Other marketable securities (amortized cost $46,736 and $105,700)	46,406	105,469

	58,843	126,114

Loans held for sale	4,654	3,709
Loans receivable, net	474,346	555,908
Accrued interest receivable	2,135	2,449
Real estate, net	12,617	16,616
Federal Home Loan Bank stock, at cost	4,063	4,222
Mortgage servicing rights, net	1,580	1,485
Premises and equipment, net	7,359	7,967
Prepaid expenses and other assets	1,726	2,262
Assets held for sale	0	1,583
Deferred tax asset, net	0	0

Total assets	$643,723	790,155

Liabilities and Stockholders’ Equity
Deposits	$505,541	620,128
Deposits held for sale	0	36,048
Federal Home Loan Bank advances	70,000	70,000
Accrued interest payable	237	780
Customer escrows	1,422	933
Accrued expenses and other liabilities	6,674	5,205

Total liabilities	583,874	733,094

Commitments and contingencies
Stockholders’ equity:
Serial preferred stock: ($.01 par value) authorized 500,000 shares; issued shares 26,000	25,193	24,780
Common stock ($.01 par value): authorized 11,000,000; issued shares 9,128,662	91	91
Additional paid-in capital	51,990	53,462
Retained earnings, subject to certain restrictions	45,844	42,983
Accumulated other comprehensive income	122	471
Unearned employee stock ownership plan shares	(3,045)	(3,191)
Treasury stock, at cost 4,705,073 and 4,740,711 shares	(60,346)	(61,535)

Total stockholders’ equity	59,849	57,061

Total liabilities and stockholders’ equity	$643,723	790,155

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2012	2011	2012	2011
Interest income:
Loans receivable	$7,208	8,967	22,527	28,171
Securities available for sale:
Mortgage-backed and related	133	259	490	873
Other marketable	160	308	601	1,132
Cash equivalents	25	4	71	7
Other	25	34	89	148

Total interest income	7,551	9,572	23,778	30,331

Interest expense:
Deposits	804	1,623	3,082	5,369
Federal Home Loan Bank advances	855	865	2,544	3,434

Total interest expense	1,659	2,488	5,626	8,803

Net interest income	5,892	7,084	18,152	21,528
Provision for loan losses	1,584	4,260	2,544	9,669

Net interest income after provision for loan losses	4,308	2,824	15,608	11,859

Non-interest income:
Fees and service charges	821	978	2,484	2,827
Mortgage servicing fees	245	247	713	747
Gain on sales of loans	940	188	2,469	984
Gain on sale of branch office	0	0	552	0
Other	110	106	398	336

Total non-interest income	2,116	1,519	6,616	4,894

Non-interest expense:
Compensation and benefits	2,955	3,276	9,587	10,348
(Gain) loss on real estate owned	(172)	111	(75)	301
Occupancy	805	930	2,526	2,786
Deposit insurance	353	190	928	1,001
Data processing	333	326	1,006	884
Other	1,513	1,565	4,416	5,362

Total non-interest expense	5,787	6,398	18,388	20,682

Income (loss) before income tax expense	637	(2,055)	3,836	(3,929)
Income tax expense	0	0	0	0

Net income (loss)	$637	(2,055)	3,836	(3,929)
Preferred stock dividends and discount	467	456	1,392	1,362

Net income (loss) for common shareholders	170	(2,511)	2,444	(5,291)

Other comprehensive income (loss), net of tax	(77)	(130)	(349)	194

Comprehensive income (loss) attributable to common shareholders	93	(2,641)	2,095	(5,097)

Basic earnings (loss) per common share	$0.04	(0.65)	0.62	(1.38)

Diluted earnings (loss) per common share	$0.04	(0.65)	0.61	(1.38)

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

For the Nine-Month Period Ended September 30, 2012

(unaudited)

(Dollars in thousands)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned Employee Stock Ownership Plan Shares	Treasury Stock	Total Stock- Holders’ Equity
Balance, December 31, 2011	$24,780	91	53,462	42,983	471	(3,191)	(61,535)	57,061
Net income				3,836				3,836
Other comprehensive loss					(349)			(349)
Preferred stock discount amortization	413		(413)					0
Stock compensation tax benefits			6					6
Unearned compensation restricted stock awards			(1,199)				1,199	0
Restricted stock awards forfeited			10				(10)	0
Amortization of restricted stock awards			183					183
Preferred stock dividends accrued				(975)				(975)
Earned employee stock ownership plan shares			(59)			146		87

Balance, September 30, 2012	$25,193	91	51,990	45,844	122	(3,045)	(60,346)	59,849

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2012	2011
Cash flows from operating activities:
Net income (loss)	$3,836	(3,929)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Provision for loan losses	2,544	9,669
Depreciation	833	955
Amortization of premiums, net	79	236
Amortization of deferred loan fees	(359)	(412)
Amortization of mortgage servicing rights, net	548	357
Capitalized mortgage servicing rights	(643)	(218)
(Gain) loss on real estate	(75)	301
Gains on sales of loans	(2,469)	(984)
Proceeds from sale of loans held for sale	91,025	34,813
Disbursements on loans held for sale	(81,510)	(30,667)
Amortization of restricted stock awards	183	225
Amortization of unearned ESOP shares	146	145
Earned employee stock ownership shares priced below original cost	(59)	(60)
Stock option compensation	6	22
Decrease in accrued interest receivable	314	735
Decrease in accrued interest payable	(543)	(377)
Decrease in other assets	572	1,017
Increase (decrease) in accrued expenses and other liabilities	(1,375)	137
Other, net	114	243

Net cash provided by operating activities	13,167	12,208

Cash flows from investing activities:
Principal collected on securities available for sale	7,963	9,623
Proceeds collected on maturities of securities available for sale	103,000	132,000
Purchases of securities available for sale	(44,037)	(134,051)
Purchase of Federal Home Loan Bank Stock	0	(17)
Redemption of Federal Home Loan Bank Stock	159	2,538
Proceeds from sales of real estate	5,870	3,378
Net decrease in loans receivable	69,693	50,671
Gain on sale of branch office	(552)	0
Payment on sale of branch office	(36,981)	0
Purchases of premises and equipment	(221)	(183)

Net cash provided by investing activities	104,894	63,959

Cash flows from financing activities:
Decrease in deposits	(109,992)	(6,969)
Proceeds from borrowings	0	10,000
Repayment of borrowings	0	(62,500)
Increase in customer escrows	491	632

Net cash used by financing activities	(109,501)	(58,837)

Increase in cash and cash equivalents	8,560	17,330
Cash and cash equivalents, beginning of period	67,840	20,981

Cash and cash equivalents, end of period	$76,400	38,311

Supplemental cash flow disclosures:
Cash paid for interest	$6,169	9,181
Cash paid for income taxes	10	0
Supplemental noncash flow disclosures:
Transfer of loans to real estate	1,895	8,682
Loans transferred to loans held for sale	7,955	4,366
Assets transferred to assets held for sale	0	1,512
Deposits transferred to deposits held for sale	0	45,838

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

September 30, 2012 and 2011

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

(2) Basis of Preparation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of comprehensive income (loss), consolidated statement of stockholders’ equity and consolidated statements of cash flows in conformity with U.S. generally accepted accounting principles. However, all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The results of operations for the nine-month period ended September 30, 2012 is not necessarily indicative of the results which may be expected for the entire year.

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

(4) Derivative Instruments and Hedging Activities

The Company has commitments outstanding to extend credit to future borrowers that have not closed prior to the end of the quarter. The Company intends to sell these commitments, which are referred to as its “mortgage pipeline.” As commitments to originate loans enter the mortgage pipeline, the Company generally enters into commitments to sell the mortgage pipeline into the secondary market on a firm commitment or best efforts basis. The commitments to originate, purchase or sell loans on a firm commitment basis are derivatives. As a result of marking to market the mortgage pipeline and the related firm commitments to sell for the period ended September 30, 2012, the Company recorded an increase in other assets of $36,000, an increase in other liabilities of $38,000 and a loss included in the gains on sales of loans of $2,000.

The current commitments to sell loans held for sale are derivatives that do not qualify for hedge accounting. As a result, these derivatives are marked to market and the related loans held for sale are recorded at the lower of cost or market. The Company recorded an increase in other liabilities of $41,000 and a loss included in the gain on sales of loans of $41,000.

(5) Fair Value Measurements

ASC 820, Fair Value Measurements establishes a framework for measuring the fair value of assets and liabilities using a hierarchy system consisting of three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

Level 1 - Valuation is based upon quoted prices for identical instruments traded in active markets that the Company has the ability to access.

Level 2 - Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which significant assumptions are observable in the market.

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

The following table summarizes the assets and liabilities of the Company for which fair values are determined on a recurring basis as of September 30, 2012 and December 31, 2011.

	Carrying value at September 30, 2012
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale	$58,843	105	58,738	0
Mortgage loan commitments	(173)	0	(173)	0

Total	$58,670	105	58,565	0

	Carrying value at December 31, 2011
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale	$126,114	613	125,501	0
Mortgage loan commitments	(94)	0	(94)	0

Total	$126,020	613	125,407	0

There were no transfers between Levels 1, 2, or 3 during the three or nine month periods ended September 30, 2012.

The Company may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from the application of the lower-of-cost-or-market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis in the third quarter of 2012 that were still held at September 30, 2012, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at September 30, 2012 and December 31, 2011.

	Carrying value at September 30, 2012
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Three months ended September 30, 2012 Total gains (losses)	Nine months ended September 30, 2012 Total gains (losses)
Loans held for sale	$4,654	0	4,654	0	71	41
Mortgage servicing rights	1,580	0	1,580	0	0	0
Loans (1)	36,847	0	36,847	0	(859)	(2,232)
Real estate, net (2)	12,617	0	12,617	0	0	(399)

Total	$55,698	0	55,698	0	(788)	(2,590)

	Carrying value at December 31, 2011
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Year ended December 31, 2011 Total gains (losses)
Loans held for sale	$3,709	0	3,709	0	129
Mortgage servicing rights	1,485	0	1,485	0	0
Loans (1)	38,162	0	38,162	0	(4,167)
Real estate, net (2)	16,616	0	16,616	0	(2,690)
Assets held for sale	1,583	0	1,583	0	0
Deposits held for sale	36,048	0	36,048	0	0

Total	$97,603	0	97,603	0	(6,728)

(1)	Represents the carrying value and related specific reserves on loans for which adjustments are based on the appraised value of the collateral. The carrying value of loans fully charged-off is zero.
(2)	Represents the fair value and related losses of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

(6) Fair Value of Financial Instruments

Generally accepted accounting principles require interim reporting period disclosure about the fair value of financial instruments, including assets, liabilities and off-balance sheet items for which it is practicable to estimate fair value. The fair value hierarchy level for each asset and liability, as defined in note 5, have been included in the following table for September 30, 2012 as required by the adoption of ASU 2011-04 in the first quarter of 2012. The fair value estimates are made based upon relevant market information, if available, and upon the characteristics of the financial instruments themselves. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based upon judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. The estimated fair value of the Company’s financial instruments as of September 30, 2012 and December 31, 2011 are shown below.

	September 30, 2012						December 31, 2011
			Fair value hierarchy
(Dollars in thousands)	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3	Contract amount	Carrying amount	Estimated fair value	Contract Amount
Financial assets:
Cash and cash equivalents	$76,400	76,400	76,400				67,840	67,840
Securities available for sale	58,843	58,843	105	58,738			126,114	126,114
Loans held for sale	4,654	4,654		4,654			3,709	3,709
Loans receivable, net	474,346	480,115		480,115			555,908	566,266
Federal Home Loan Bank stock	4,063	4,063		4,063			4,222	4,222
Accrued interest receivable	2,135	2,135		2,135			2,449	2,449
Assets held for sale	0	0					1,583	1,605
Financial liabilities:
Deposits	505,541	505,541		505,541			620,128	620,128
Deposits held for sale	0	0					36,048	36,048
Federal Home Loan Bank advances	70,000	72,375		72,375			70,000	74,433
Accrued interest payable	237	237		237			780	780
Off-balance sheet financial instruments:
Commitments to extend credit	64	64				90,970	29	29	91,113
Commitments to sell loans	(173)	(173)				10,240	(94)	(94)	7,263

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

	For the three months ended September 30,
(Dollars in thousands)	2012			2011
Securities available for sale:	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Net unrealized losses arising during the period	$(77)	0	(77)	(130)	0	(130)

Other comprehensive loss	$(77)	0	(77)	(130)	0	(130)

	For the nine months ended September 30,
(Dollars in thousands)	2012			2011
Securities available for sale:	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Net unrealized gains (losses) arising during the period	$(349)	0	(349)	194	0	194

Other comprehensive income (loss)	$(349)	0	(349)	194	0	194

(8) Securities Available For Sale

The following table shows the gross unrealized losses and fair value for the securities available for sale portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2012 and December 31, 2011.

	September 30, 2012
	Less than twelve months			Twelve months or more			Total
(Dollars in thousands)	# of Investments	Fair Value	Unrealized Losses	# of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Other marketable securities:
U.S. Government agency obligations	3	$15,028	(9)	0	$0	0	$15,028	(9)
Corporate preferred stock	0	0	0	1	245	(455)	245	(455)

Total temporarily impaired securities	3	$15,028	(9)	1	$245	(455)	$15,273	(464)

	December 31, 2011
	Less than twelve months			Twelve months or more			Total
(Dollars in thousands)	# of Investments	Fair Value	Unrealized Losses	# of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Other marketable securities:
Corporate preferred stock	0	$0	0	1	$175	(525)	$175	(525)

Total temporarily impaired securities	0	$0	0	1	$175	(525)	$175	(525)

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

The unrealized losses reported for corporate preferred stock at September 30, 2012 and December 31, 2011 related to a single trust preferred security that was issued by the holding company of a small community bank. Typical of most trust preferred issuances, the issuer has the ability to defer interest payments for up to five years with interest payable on the deferred balance. In October 2009, the issuer elected to defer its scheduled interest payments as allowed by the terms of the security agreement. The issuer’s subsidiary bank has incurred operating losses due to increased provisions for loan losses but still meets the regulatory requirements to be considered “adequately capitalized” based on its most recent regulatory filing. Based on a review of the issuer, it was determined that the trust preferred security was not other-than-temporarily impaired at September 30, 2012. The Company does not intend to sell the preferred stock and has the intent and ability to hold it for a period of time sufficient to recover the temporary loss. Management believes that the Company will receive all principal and interest payments contractually due on the security and that the decrease in the market value is primarily due to a lack of liquidity in the market for trust preferred securities and the deferral of interest by the issuer. Management will continue to monitor the credit risk of the issuer and may be required to recognize other-than-temporary impairment charges on this security in future periods.

A summary of securities available for sale at September 30, 2012 and December 31, 2011 is as follows:

(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
September 30, 2012:
Mortgage-backed securities:
FHLMC	$6,700	437	0	7,137
FNMA	4,824	371	0	5,195
Collateralized mortgage obligations:
FHLMC	105	0	0	105

	11,629	808	0	12,437

Other marketable securities:
U.S. Government agency obligations	46,036	134	(9)	46,161
Corporate preferred stock	700	0	(455)	245

	46,736	134	(464)	46,406

	$58,365	942	(464)	58,843

(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
December 31, 2011:
Mortgage-backed securities:
FHLMC	$11,310	553	0	11,863
FNMA	7,670	499	0	8,169
Collateralized mortgage obligations:
FHLMC	335	4	0	339
FNMA	271	3	0	274

	19,586	1,059	0	20,645

Other marketable securities:
U.S. Government agency obligations	105,000	294	0	105,294
Corporate preferred stock	700	0	(525)	175

	105,700	294	(525)	105,469

	$125,286	1,353	(525)	126,114

The following table indicates amortized cost and estimated fair value of securities available for sale at September 30, 2012 based upon contractual maturity adjusted for scheduled repayments of principal and projected prepayments of principal based upon current economic conditions and interest rates.

(Dollars in thousands)	Amortized Cost	Fair Value
Due less than one year	$42,632	43,178
Due after one year through five years	14,923	15,302
Due after five years through ten years	110	118
Due after ten years	700	245

Total	$58,365	58,843

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

(9) Loans Receivable, Net

A summary of loans receivable at September 30, 2012 and December 31, 2011 is as follows:

(Dollars in thousands)	September 30, 2012	December 31, 2011
1-4 family	$101,445	119,066
Commercial real estate:
Residential developments	48,972	52,746
Alternative fuels	14,497	18,882
Other	197,885	218,286

	261,354	289,914
Consumer	54,898	62,161

Commercial business:
Construction/development	545	4,786
Banking	1,892	4,899
Other	74,944	99,574

	77,381	109,259

Total loans	495,078	580,400
Less:
Unamortized discounts	48	93
Net deferred loan fees	222	511
Allowance for loan losses	20,462	23,888

Total loans receivable, net	$474,346	555,908

(10) Allowance for Loan Losses and Credit Quality Information

The allowance for loan losses is summarized as follows:

(Dollars in thousands)	1-4 Family	Commercial Real Estate	Consumer	Commercial Business	Total
For the three months ended September 30, 2012:
Balance, June 30, 2012	$3,665	11,553	1,268	4,033	20,519

Provision for losses	(621)	2,246	4	(45)	1,584
Charge-offs	0	(1,535)	(164)	(167)	(1,866)
Recoveries	0	47	94	84	225

Balance, September 30, 2012	$3,044	12,311	1,202	3,905	20,462

For the nine months ended September 30, 2012:
Balance, December 31, 2011	$3,718	13,622	1,159	5,389	23,888

Provision for losses	(674)	3,037	851	(670)	2,544
Charge-offs	0	(5,719)	(921)	(1,996)	(8,636)
Recoveries	0	1,371	113	1,182	2,666

Balance, September 30, 2012	$3,044	12,311	1,202	3,905	20,462

Allocated to:
Specific reserves	$1,086	3,559	367	1,621	6,633
General reserves	2,632	10,063	792	3,768	17,255

Balance, December 31, 2011	$3,718	13,622	1,159	5,389	23,888

Allocated to:
Specific reserves	$584	2,028	576	1,309	4,497
General reserves	2,460	10,283	626	2,596	15,965

Balance, September 30, 2012	$3,044	12,311	1,202	3,905	20,462

Loans receivable at December 31, 2011:
Individually reviewed for impairment	$6,241	30,495	1,205	6,855	44,796
Collectively reviewed for impairment	112,825	259,419	60,956	102,404	535,604

Ending balance	$119,066	289,914	62,161	109,259	580,400

Loans receivable at September 30, 2012:
Individually reviewed for impairment	$5,644	29,314	2,042	4,344	41,344
Collectively reviewed for impairment	95,801	232,040	52,856	73,037	453,734

Ending balance	$101,445	261,354	54,898	77,381	495,078

(Dollars in thousands)	1-4 Family	Commercial Real Estate	Consumer	Commercial Business	Total
For the three months ended September 30, 2011:
Balance, June 30, 2011	$3,437	15,367	1,154	7,806	27,764

Provision for losses	878	2,893	85	404	4,260
Charge-offs	(32)	(4,094)	(143)	(2,167)	(6,436)
Recoveries	0	10	6	86	102

Balance, September 30, 2011	$4,283	14,176	1,102	6,129	25,690

For the nine months ended September 30, 2011:
Balance, December 31, 2010	$2,145	24,590	924	15,169	42,828

Provision for losses	2,588	5,807	392	882	9,669
Charge-offs	(450)	(16,303)	(230)	(10,724)	(27,707)
Recoveries	0	82	16	802	900

Balance, September 30, 2011	$4,283	14,176	1,102	6,129	25,690

The following table summarizes the amount of classified and unclassified loans at September 30, 2012 and December 31, 2011:

	September 30, 2012
	Classified					Unclassified
(Dollars in thousands)	Special Mention	Substandard	Doubtful	Loss	Total	Total	Total Loans
1-4 family	$249	16,243	60	0	16,552	84,893	101,445
Commercial real estate:
Residential developments	775	36,219	209	0	37,203	11,769	48,972
Alternative fuels	11,350	0	0	0	11,350	3,147	14,497
Other	22,489	18,123	74	0	40,686	157,199	197,885

Consumer	0	1,704	133	205	2,042	52,856	54,898
Commercial business:
Construction/development	0	122	0	0	122	423	545
Banking	0	1,892	0	0	1,892	0	1,892
Other	7,381	7,468	286	0	15,135	59,809	74,944

	$42,244	81,771	762	205	124,982	370,096	495,078

	December 31, 2011
	Classified					Unclassified
(Dollars in thousands)	Special Mention	Substandard	Doubtful	Loss	Total	Total	Total Loans
1-4 family	$8,870	11,129	738	0	20,737	98,329	119,066
Commercial real estate:
Residential developments	444	39,709	1,113	0	41,266	11,480	52,746
Alternative fuels	0	0	0	0	0	18,882	18,882
Other	5,789	19,607	0	0	25,396	192,890	218,286

Consumer	0	857	224	124	1,205	60,956	62,161
Commercial business:
Construction/development	0	2,722	0	0	2,722	2,064	4,786
Banking	0	3,750	1,149	0	4,899	0	4,899
Other	3,203	8,056	0	0	11,259	88,315	99,574

	$18,306	85,830	3,224	124	107,484	472,916	580,400

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

The aging of past due loans at September 30, 2012 and December 31, 2011 is summarized as follows:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
September 30, 2012
1-4 family	$1,737	257	446	2,440	99,005	101,445	0
Commercial real estate:
Residential developments	0	0	293	293	48,679	48,972	0
Alternative fuels	0	0	0	0	14,497	14,497	0
Other	2,827	0	1,150	3,977	193,908	197,885	0

Consumer	325	69	38	432	54,466	54,898	0
Commercial business:
Construction/development	0	0	177	177	368	545	0
Banking	0	0	0	0	1,892	1,892	0
Other	1,312	0	1,736	3,048	71,896	74,944	0

	$6,201	326	3,840	10,367	484,711	495,078	0

December 31, 2011
1-4 family	$1,876	305	1,297	3,478	115,588	119,066	0
Commercial real estate:
Residential developments	107	290	8,211	8,608	44,138	52,746	0
Alternative fuels	0	0	0	0	18,882	18,882	0
Other	350	79	5,184	5,613	212,673	218,286	0

Consumer	658	374	387	1,419	60,742	62,161	0
Commercial business:
Construction/development	286	0	0	286	4,500	4,786	0
Banking	0	0	1,149	1,149	3,750	4,899	0
Other	351	112	2,877	3,340	96,234	99,574	0

	$3,628	1,160	19,105	23,893	556,507	580,400	0

Impaired loans include loans that are non-performing (non-accruing) and loans that have been modified in a troubled debt restructuring (TDR). The following table summarizes impaired loans and related allowances as of September 30, 2012 and December 31, 2011:

	September 30, 2012			December 31, 2011
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans with no related allowance recorded:
1-4 family	$2,412	2,412	0	2,651	2,972	0
Commercial real estate:
Residential developments	11,937	17,995	0	6,900	9,855	0
Alternative fuels	0	0	0	0	0	0
Other	1,017	1,115	0	3,745	4,381	0
Consumer	393	393	0	489	489	0
Commercial business:
Construction/development	0	0	0	340	2,311	0
Banking	0	0	0	1,149	3,248	0
Other	1,739	6,072	0	598	1,607	0

Loans with an allowance recorded:
1-4 family	3,232	3,276	584	3,590	3,590	1,086
Commercial real estate:
Residential developments	13,260	14,568	1,235	13,889	14,017	2,546
Alternative fuels	0	0	0	0	0	0
Other	3,100	3,450	793	5,961	8,272	1,013
Consumer	1,649	1,649	576	716	716	367
Commercial business:
Construction/development	119	2,090	65	0	0	0
Banking	0	0	0	0	0	0
Other	2,486	3,157	1,244	4,768	7,145	1,621

Total:
1-4 family	5,644	5,688	584	6,241	6,562	1,086
Commercial real estate:
Residential developments	25,197	32,563	1,235	20,789	23,872	2,546
Alternative fuels	0	0	0	0	0	0
Other	4,117	4,565	793	9,706	12,653	1,013
Consumer	2,042	2,042	576	1,205	1,205	367
Commercial business:
Construction/development	119	2,090	65	340	2,311	0
Banking	0	0	0	1,149	3,248	0
Other	4,225	9,229	1,244	5,366	8,752	1,621

	$41,344	56,177	4,497	44,796	58,603	6,633

The following table summarizes average recorded investment and interest income recognized on impaired loans during the three and nine months ended September 30, 2012 and 2011.

	For the three months ended September 30, 2012		For the nine months ended September 30, 2012
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance recorded:
1-4 family	$3,214	20	3,312	70
Commercial real estate:
Residential developments	11,737	60	10,752	370
Alternative fuels	0	0	0	0
Other	2,540	4	3,177	22
Consumer	355	3	390	6
Commercial business:
Construction/development	0	0	140	0
Banking	0	0	575	0
Other	1,719	2	1,110	8

Loans with an allowance recorded:
1-4 family	3,491	13	3,780	52
Commercial real estate:
Residential developments	14,521	37	14,627	111
Alternative fuels	0	0	0	0
Other	2,577	2	4,272	4
Consumer	1,672	32	1,269	75
Commercial business:
Construction/development	166	0	83	0
Banking	0	0	0	0
Other	2,681	9	3,928	40

Total:
1-4 family	6,705	33	7,092	122
Commercial real estate:
Residential developments	26,258	97	25,379	481
Alternative fuels	0	0	0	0
Other	5,117	6	7,449	26
Consumer	2,027	35	1,659	81
Commercial business:
Construction/development	166	0	223	0
Banking	0	0	575	0
Other	4,400	11	5,038	48

	$44,673	182	47,415	758

	For the three months ended September 30, 2011		For the nine months ended September 30, 2011
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance recorded:
1-4 family	$1,549	6	1,351	42
Commercial real estate:
Residential developments	7,065	0	6,624	125
Alternative fuels	2,266	0	1,133	0
Other	676	12	531	25
Consumer	224	2	148	2
Commercial business:
Construction/development	343	0	283	0
Banking	1,562	0	781	0
Other	1,377	1	949	1

Loans with an allowance recorded:
1-4 family	3,467	22	4,368	90
Commercial real estate:
Residential developments	16,820	45	18,421	264
Alternative fuels	0	0	2,497	0
Other	6,902	12	6,520	28
Consumer	425	4	325	20
Commercial business:
Construction/development	1,711	0	3,053	0
Banking	338	0	4,280	0
Other	9,654	26	10,983	90

Total:
1-4 family	5,016	28	5,719	132
Commercial real estate:
Residential developments	23,885	45	25,045	389
Alternative fuels	2,266	0	3,630	0
Other	7,578	24	7,051	53
Consumer	649	6	473	22
Commercial business:
Construction/development	2,054	0	3,336	0
Banking	1,900	0	5,061	0
Other	11,031	27	11,932	91

	$54,379	130	62,247	687

At September 30, 2012 and December 31, 2011, non-accruing loans totaled $34.6 million and $34.0 million, respectively, for which the related allowance for loan losses was $3.8 million and $5.2 million, respectively. The decrease in the related allowances is due primarily to the full or partial charge-off of several non-accruing loans. All of the interest income that was recognized for non-accruing loans was recognized using the cash basis method of income recognition. Non-accruing loans for which no specific allowance has been recorded because management determined that the value of the collateral was sufficient to repay the loan, totaled $13.8 million and $14.8 million at September 30, 2012 and December 31, 2011, respectively. Non-accrual loans also include certain loans that have had terms modified in a TDR.

The non-accrual loans at September 30, 2012 and December 31, 2011 are summarized as follows:

(Dollars in thousands)	September 30, 2012	December 31, 2011
1-4 family	$2,992	$4,435
Commercial real estate:
Residential developments	25,124	13,412
Alternative fuels	0	0
Other	2,583	9,246
Consumer	317	699
Commercial business:
Construction/development	119	340
Banking	0	1,149
Other	3,447	4,712

	$34,582	$33,993

Included in loans above are certain loans that have been modified in order to maximize collection of loan balances. If the Company, for legal or economic reasons related to the borrowers’ financial difficulties, grants a concession compared to the original terms and conditions of the loan, the modified loan is considered a troubled debt restructuring (TDR).

During the third quarter of 2011, the Company adopted Accounting Standards Update (ASU) 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring (Topic 310), which modified guidance for identifying restructurings of receivables that constitute a TDR. At September 30, 2012 and December 31, 2011, there were loans included in loans receivable, net, with terms that had been modified in a troubled debt restructuring totaling $34.1 million and $29.2 million, respectively. For the loans that were modified in the third quarter of 2012, $0.3 million were classified but performing and $2.2 million were non-performing at September 30, 2012.

The following table summarizes troubled debt restructurings at September 30, 2012 and December 31, 2011:

	September 30, 2012			December 31, 2011
(Dollars in thousands)	Accrual	Non- Accrual	Total	Accrual	Non- Accrual	Total
1-4 Family	$2,652	1,371	4,023	1,806	1,999	3,805
Commercial real estate	1,607	23,449	25,056	7,837	12,221	20,058
Consumer	1,725	0	1,725	507	71	578
Commercial business	778	2,554	3,332	653	4,110	4,763

	$6,762	27,374	34,136	10,803	18,401	29,204

There were no material commitments to lend additional funds to customers whose loans were restructured or classified as nonaccrual at September 30, 2012 or December 31, 2011.

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

When a loan is modified as a TDR, there may be a direct, material impact on the loans within the balance sheet, as principal balances may be partially forgiven. The financial effects of TDR’s are presented in the following table and represent the difference between the outstanding recorded balance pre-modification and post-modification, for the three month and nine month periods ending September 30, 2012 and 2011.

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
(Dollars in thousands)	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Troubled debt restructurings:
1-4 family	4	$452	439	31	$3,666	3,643
Commercial real estate:
Residential developments	3	2,565	1,702	10	14,044	11,524
Alternative fuels	0	0	0	0	0	0
Other	0	0	0	6	2,814	2,587
Consumer	4	183	205	15	1,413	1,435
Commercial business:
Construction/development	0	0	0	0	0	0
Banking	0	0	0	0	0	0
Other	2	211	211	5	551	551

Total	13	$3,411	2,557	67	$22,488	19,740

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
(Dollars in thousands)	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Troubled debt restructurings:
1-4 family	5	$1,234	1,234	13	$2,783	2,783
Commercial real estate:
Residential developments	2	2,349	2,349	9	7,790	7,790
Alternative fuels	0	0	0	0	0	0
Other	0	0	0	8	7,394	6,394
Consumer	3	57	24	11	261	228
Commercial business:
Construction/development	0	0	0	3	2,360	1,095
Banking	0	0	0	0	0	0
Other	5	7,047	5,905	20	9,641	8,299

Total	15	$10,687	9,512	64	$30,229	26,589

Loans that were restructured within the 12 months preceding September 30, 2012 and 2011 and defaulted during the three and nine months ended September 30, 2012 and 2011 are presented in the table below.

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
(Dollars in thousands)	Number of Contracts	Outstanding Recorded Investment	Number of Contracts	Outstanding Recorded Investment
Troubled debt restructurings that subsequently defaulted:
1-4 family	0	$0	2	$940
Commercial real estate:
Residential developments	0	0	0	0
Alternative fuels	0	0	0	0
Other	0	0	2	159
Consumer	1	71	1	71
Commercial business:
Construction/development	0	0	0	0
Banking	0	0	0	0
Other	2	227	5	3,004

Total	3	$298	10	$4,174

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
(Dollars in thousands)	Number of Contracts	Outstanding Recorded Investment	Number of Contracts	Outstanding Recorded Investment
Troubled debt restructurings that subsequently defaulted:
1-4 family	1	$250	1	$250
Commercial real estate:
Residential developments	5	4,501	5	4,501
Alternative fuels	0	0	0	0
Other	3	4,464	3	4,464
Consumer	0	0	0	0
Commercial business:
Construction/development	0	0	0	0
Banking	0	0	0	0
Other	1	447	3	506

Total	10	$9,662	12	$9,721

The Company considers a loan to have defaulted when it becomes 90 or more days past due under the modified terms, when it is placed in non-accrual status, when it becomes other real estate owned, or when it becomes non-compliant with some other material requirement of the modification agreement.

Loans that were non-accrual prior to modification remain non-accrual for at least six months following modification. Non-accrual TDR loans that have performed according to the modified terms for six months may be returned to accruing status as long as no principal has been charged off as part of the restructuring. Loans that have been partially charged off remain nonaccrual until the loan is paid off. Loans that were accruing prior to modification remain on accrual status after the modification as long as the loan continues to perform under the new terms.

TDR’s are reviewed for impairment following the same methodology as other impaired loans. For loans that are collateral dependent, the value of the collateral is reviewed and additional reserves may be added as needed. Loans that are not collateral dependent may have additional reserves established if deemed necessary. The allowance for loan losses on TDR’s was $3.0 million, or 14.9%, of the total $20.5 million in loan loss reserves at September 30, 2012 and $3.5 million, or 14.6%, of the total $23.9 million in loan loss reserves at December 31, 2011.

(11) Investment in Mortgage Servicing Rights

A summary of mortgage servicing rights activity is as follows:

(Dollars in thousands)	Nine Months ended September 30, 2012	Twelve Months ended December 31, 2011	Nine Months ended September 30, 2011
Mortgage servicing rights:
Balance, beginning of period	$1,485	1,586	1,586
Originations	643	461	218
Amortization	(548)	(562)	(357)

Balance, end of period	$1,580	1,485	1,447

Fair value of mortgage servicing rights	$2,047	1,878	1,860

All of the loans being serviced are single family loans serviced for the Federal National Mortgage Association (FNMA) under the mortgage-backed security program or the individual loan sale program. The following is a summary of the risk characteristics of the loans being serviced at September 30, 2012.

(Dollars in thousands)	Loan Principal Balance	Weighted Average Interest Rate	Weighted Average Remaining Term	Number of Loans
Original term 30 year fixed rate	$194,559	4.77%	299	1,701
Original term 15 year fixed rate	110,404	3.86%	141	1,378
Adjustable rate	323	3.51%	305	6

The gross carrying amount of mortgage servicing rights and the associated accumulated amortization at September 30, 2012 is presented in the table below. Amortization expense for mortgage servicing rights was $548,000 and $357,000 respectively, for the nine-month periods ended September 30, 2012 and 2011.

(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Unamortized Balance
Mortgage servicing rights	$2,244	(664)	1,580

The following table indicates the estimated future amortization expense for mortgage servicing rights:

(Dollars in thousands)	Mortgage Servicing Rights
Year ended December 31,
2012	$367
2013	353
2014	323
2015	269
2016	162
2017 and beyond	106

Projections of amortization are based on existing asset balances and the existing interest rate environment as of September 30, 2012. The Company’s actual experiences may be significantly different depending upon changes in mortgage interest rates and other market conditions.

(12) Earnings (Loss) per Common Share

The following table reconciles the weighted average shares outstanding and the earnings (loss) available to common shareholders used for basic and diluted earnings (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2012	2011	2012	2011
Weighted average number of common shares outstanding used in basic loss per common share calculation	3,957	3,865	3,936	3,841
Net dilutive effect of:
Restricted stock awards	79	0	91	0

Weighted average number of shares outstanding adjusted for effect of dilutive securities	4,036	3,865	4,027	3,841

Income (loss) available to common shareholders	$170	(2,511)	2,444	(5,291)
Basic earnings (loss) per common share	$0.04	(0.65)	0.62	(1.38)
Diluted earnings (loss) per common share	$0.04	(0.65)	0.61	(1.38)

For the three and nine month periods ended September 30, 2011, there were 110,081 and 121,531 common share equivalents outstanding, respectively, that are not included in the calculation of diluted earnings per share as they are anti-dilutive because the Company had a net loss for the period.

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

The Bank entered into a written Supervisory Agreement with its primary regulator, the OTS, effective February 22, 2011 that primarily relates to the Bank’s financial performance and credit quality issues. This agreement replaced the prior memorandum of understanding that the Bank entered into with the OTS on December 9, 2009. In accordance with the agreement, the Bank submitted a two year business plan in May of 2011 that the OCC (as defined below and as successor to the OTS) accepted with the expectation that the Bank would be in adherence with the OCC’s Notification of Establishment of Higher Minimum Capital Ratios, dated August 8, 2011, also known as an individual minimum capital requirement or IMCR, which required the Bank to establish and maintain a minimum core capital ratio of 8.50% by December 31, 2011, as discussed more fully below. As required by the Supervisory Agreement, the Bank submitted an updated two year capital plan in January of 2012 that the OCC may make comments upon, and require revisions to. The Bank must operate within the parameters of the final business plan and is required to monitor and submit periodic reports on its compliance with the plan. The Bank also submitted a problem asset reduction plan that the OCC has accepted. The Bank must operate within the parameters of the final problem asset plan and is required to monitor and submit periodic reports on its compliance with the plan. The Bank has also revised its loan modification policies and its program for identifying, monitoring and controlling risk associated with concentrations of credit, and improved the documentation relating to the allowance for loan and lease losses as required by the agreement. In addition, without the consent of the OCC, the Bank may not declare or pay any cash dividends, increase its total assets during any quarter in excess of the amount of the net interest credited on deposit liabilities during the prior quarter, enter into any new contractual arrangement or renew or extend any existing arrangement related to compensation or benefits with any directors or officer, make any golden parachute payments, or enter into any significant contracts with a third party service provider. The Bank believes it was in compliance with all requirements of its Supervisory Agreement at September 30, 2012.

The Company also entered into a written Supervisory Agreement with the OTS effective February 22, 2011. This agreement replaced the prior memorandum of understanding that the Company entered into with the OTS on December 9, 2009. As required by the Supervisory Agreement, the Company submitted an updated two year capital plan in January of 2012 that the Federal Reserve Board (as successor to the OTS) may make comments upon, and to which it may require revisions. The Company must operate within the parameters of the final capital plan and is required to monitor and submit periodic reports on its compliance with the plan. In addition, without the consent of the Federal Reserve Board, the Company may not incur or issue any debt, guarantee the debt of any entity, declare or pay any cash dividends or repurchase any of the Company’s capital stock, enter into any new contractual arrangement or renew or extend any existing arrangement related to compensation or benefits with any directors or officer, or make any golden parachute payments. The Company believes it was in compliance with all requirements of its Supervisory Agreement at September 30, 2012.

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

The Bank’s tangible assets were $643.2 million and $789.0 million, adjusted total assets were $643.1 million and $789.0 million, and its risk-weighted assets were $461.1 million and $586.0 million at September 30, 2012 and December 31, 2011, respectively. The following table presents the Bank’s capital amounts and ratios at September 30, 2012 and December 31, 2011 for actual capital, required capital and excess capital, including ratios in order to qualify as being well capitalized under the prompt corrective actions regulations.

(Dollars in thousands)	Actual		Required to be Adequately Capitalized		Excess Capital		To Be Well Capitalized Under Prompt Corrective Actions Provisions
September 30, 2012	Amount	Percent of Assets(1)	Amount	Percent of Assets (1)	Amount	Percent of Assets(1)	Amount	Percent of Assets(1)
Bank stockholder’s equity	$61,524

Less:
Net unrealized gains on certain securities available for sale	(122)

Tier I or core capital	61,402

Tier I capital to adjusted total assets		9.55%	$25,722	4.00%	$35,680	5.55%	$32,153	5.00%

Tier I capital to risk-weighted assets		13.32%	$18,443	4.00%	$42,959	9.32%	$27,665	6.00%

Plus:
Allowable allowance for loan losses	5,945

Risk-based capital	$67,347		$36,886		$30,461		$46,108

Risk-based capital to risk-weighted assets		14.61%		8.00%		6.61%		10.00%

(1)	Based upon the Bank’s adjusted total assets for the purpose of the tangible and core capital ratios and risk-weighted assets for the purpose of the risk-based capital ratio.

(Dollars in thousands)	Actual		Required to be Adequately Capitalized		Excess Capital		To Be Well Capitalized Under Prompt Corrective Actions Provisions
December 31, 2011	Amount	Percent of Assets(1)	Amount	Percent of Assets (1)	Amount	Percent of Assets(1)	Amount	Percent of Assets(1)
Bank stockholder’s equity	$57,454

Less:
Net unrealized gains on certain securities available for sale	(1,140)

Tier I or core capital	56,314

Tier I capital to adjusted total assets		7.14%	$31,560	4.00%	$24,754	3.14%	$39,450	5.00%

Tier I capital to risk-weighted assets		9.61%	$23,441	4.00%	$32,873	5.61%	$35,162	6.00%

Plus:
Allowable allowance for loan losses	7,325

Risk-based capital	$63,639		$46,883		$16,756		$58,603

Risk-based capital to risk-weighted assets		10.86%		8.00%		2.86%		10.00%

(1)	Based upon the Bank’s adjusted total assets for the purpose of the tangible and core capital ratios and risk-weighted assets for the purpose of the risk-based capital ratio.

The OCC established an IMCR for the Bank. An IMCR requires a bank to establish and maintain levels of capital greater than those generally required for a bank to be classified as “well-capitalized.” Effective December 31, 2011, the Bank was required to establish, and subsequently maintain, core capital at least equal to 8.50% of adjusted total assets, which was in excess of the Bank’s 7.14% core capital to adjusted total assets ratio at December 31, 2011. In February 2012, the Bank received a Notice of Failure to Maintain Minimum Capital Ratios from the OCC arising out of its failure to establish and maintain its IMCR of 8.50% core capital to adjusted total assets at December 31, 2011. Pursuant to the notice, the OCC required the Bank to submit by April 30, 2012 a further written capital plan of how it intended to achieve and maintain its IMCR, and a contingency plan in the event the IMCR was not achieved through the Bank’s primary plan. In April 2012, the Bank submitted the required revised capital and contingency plan to the OCC which they may make comments upon and require revisions. Because of the improved financial results and the decrease in assets experienced during the first nine months of 2012, the Bank’s core capital ratio improved to 8.50% at March 31, 2012, 9.04% at June 30, 2012, and 9.55% at September 30, 2012.

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

Management believes that, as of September 30, 2012, the Bank’s capital ratios were in excess of those quantitative capital ratio standards set forth under the prompt corrective action regulations described above. The failure of the Bank to satisfy the IMCR at any time does not by itself affect the Bank’s status as “well-capitalized” within the meaning of these prompt corrective action regulations. However, there can be no assurance that the Bank will continue to maintain such status in the future. The OCC has extensive discretion in its supervisory and enforcement activities, and can adjust the requirement to be “well-capitalized” in the future.

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

The capital requirements of the Company and the Bank may be affected in the future by recently proposed regulatory changes. In June 2012, the Federal Reserve Board, the FDIC and the OCC jointly proposed new capital rules (Proposed Rules) that among other things, if adopted, would require the Company and the Bank to (1) establish a new minimum common equity Tier 1 ratio of 4.5% of risk-weighted assets; (2) raise the minimum Tier 1 capital ratio from 4.0% to 6.0% of risk-weighted assets; (3) maintain the minimum total capital ratio of 8.0% of risk-weighted assets; and (4) maintain a minimum Tier 1 capital to adjusted total assets of 4.0%. These changes would be phased in incrementally beginning January 1, 2013 to provide time for banking organizations to meet the new capital standards, with full implementation to occur by January 1, 2015.

In addition, the Proposed Rules would add a requirement for a minimum common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets (Conservation Buffer) to be applied to the common equity Tier 1 capital ratio, the Tier 1 capital ratio and the total capital ratio. Therefore, application of the Conservation Buffer would result in (1) a common equity Tier 1 ratio of 7% of risk-weighted assets; (2) a Tier 1 capital ratio of 8.5% of risk-weighted assets; and (3) a total capital ratio of 10.0% of risk-weighted assets. Failure to maintain the Conservation Buffer would result in restrictions on capital distributions and certain discretionary cash bonus payments to executive officers. The required minimum Conservation Buffer would be phased in incrementally beginning January 1, 2016. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital falls below the Conservation Buffer. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions.

The Proposed Rules would also revise the definition of capital to improve the ability of regulatory capital instruments to absorb losses and revise the rules for calculating risk-weighted assets to enhance risk sensitivity, which will exclude certain non-qualifying capital instruments, including cumulative preferred stock (other than preferred securities issued in connection with the TARP Capital Purchase Program) and trust preferred securities, as a component of Tier 1 capital. The Proposed Rules set forth certain changes for the calculation of risk-weighted assets, which the Company and the Bank would be required to utilize beginning January 1, 2015. The Proposed Rules utilize an increased number of credit risk exposure categories and risk weights, and also addresses: (1) a proposed alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Wall Street Reform and Consumer Protection Act; (2) revisions to recognition of credit risk mitigation; (3) rules for risk weighting of equity exposures and past due loans; and (4) revised capital treatment for derivatives and repo-style transactions.

The Proposed Rules also revise certain of the prompt corrective action regulations described above. These revisions would take effect January 1, 2015. Under the prompt corrective action regulations, the Bank would be required to meet the following increased capital level requirements in order to qualify as “well capitalized:” (1) a new common equity Tier 1 capital ratio of 6.5% of risk-weighted assets; (2) a Tier 1 capital ratio of 8% (increased from 6%) of risk-weighted assets; (3) a total capital ratio of 10% (unchanged from current rules) of risk-weighted assets; and (4) a Tier 1 capital to adjusted total assets ratio of 5% (unchanged from current rules). The IMCR requirement discussed above is currently higher than the Tier 1 capital to adjusted total assets of 5.0% that would be required by the Proposed Rules.

The Company and the Bank are reviewing the potential impact of the Proposed Rules on its future capital requirements.

(14) Commitments and Contingencies

The Bank issued standby letters of credit which guarantee the performance of customers to third parties. The standby letters of credit issued and available at September 30, 2012 were approximately $1.7 million, expire over the next two years, and are collateralized primarily with commercial business assets. Since the conditions under which the Bank is required to fund the standby letters of credit may not materialize, the cash requirements are expected to be less than the total outstanding commitments.

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

(Dollars in thousands)	Home Federal Savings Bank	Other	Eliminations	Consolidated Total
At or for the nine months ended September 30, 2012:
Interest income - external customers	$23,778	0	0	23,778
Non-interest income - external customers	6,616	0	0	6,616
Intersegment interest income	0	2	(2)	0
Intersegment non-interest income	139	4,413	(4,552)	0
Interest expense	5,628	0	(2)	5,626
Amortization of mortgage servicing rights, net	548	0	0	548
Other non-interest expense	17,394	585	(139)	17,840
Net income	4,419	3,830	(4,413)	3,836
Total assets	643,624	62,721	(62,622)	643,723

At or for the nine months ended September 30, 2011:

Interest income - external customers	$30,331	0	0	30,331
Non-interest income - external customers	4,901	0	0	4,901
Loss on limited partnerships	(7)	0	0	(7)
Intersegment interest income	0	3	(3)	0
Intersegment non-interest income	140	(3,164)	3,024	0
Interest expense	8,806	0	(3)	8,803
Amortization of mortgage servicing rights, net	357	0	0	357
Other non-interest expense	19,689	775	(139)	20,325
Net loss	(3,158)	(3,935)	3,164	(3,929)
Total assets	818,315	66,706	(66,637)	818,384

At or for the quarter ended September 30, 2012:
Interest income - external customers	$7,551	0	0	7,551
Non-interest income - external customers	2,116	0	0	2,116
Intersegment non-interest income	46	831	(877)	0
Interest expense	1,659	0	0	1,659
Amortization of mortgage servicing rights, net	200	0	0	200
Other non-interest expense	5,437	196	(46)	5,587
Net income	833	635	(831)	637
Total assets	643,624	62,721	(62,622)	643,723

At or for the quarter ended September 30, 2011:
Interest income - external customers	$9,572	0	0	9,572
Non-interest income - external customers	1,521	0	0	1,521
Loss on limited partnerships	(2)	0	0	(2)
Intersegment interest income	0	1	(1)	0
Intersegment non-interest income	53	488	(541)	0
Interest expense	2,489	0	(1)	2,488
Amortization of mortgage servicing rights, net	143	0	0	143
Other non-interest expense	6,121	186	(52)	6,255
Net loss	(1,870)	(2,057)	1,872	(2,055)
Total assets	818,315	66,706	(66,637)	818,384

Item 2:

HMN FINANCIAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Information

This quarterly report and other reports filed by the Company with the Securities and Exchange Commission may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

These statements are often identified by such forward-looking terminology as “expect,” “intent,” “look,” “believe,” “anticipate,” “estimate,” “project,” “seek,” “may,” “will,” “would,” “could,” “should,” “trend,” “target,” and “goal” or similar statements or variations of such terms and include, but are not limited to, those relating to increasing our core deposit relationships, reducing non-performing assets, reducing expense and generating improved financial results; the adequacy and amount of available liquidity and capital resources to the Bank; the Company’s liquidity and capital requirements; our expectations for core capital and our strategies and potential strategies for improvement thereof; changes in the size of the Bank’s loan portfolio; the recovery of the valuation allowance on deferred tax assets; the amount and mix of the Bank’s non-performing assets and the appropriateness of the allowance therefor; future losses on non-performing assets; the amount of interest-earning assets; the amount and mix of brokered and other deposits (including the Company’s ability to renew brokered deposits); the availability of alternate funding sources; the payment of dividends; the future outlook for the Company; the amount of deposits that will be withdrawn from checking and money market accounts and how the withdrawn deposits will be replaced; the projected changes in net interest income based on rate shocks; the range that interest rates may fluctuate over the next twelve months; the net market risk of interest rate shocks; the future outlook for the issuer trust preferred securities held by the Bank; and the Bank’s compliance with regulatory standards generally (including the Bank’s status as “well-capitalized”), and supervisory agreements, individual minimum capital requirements, the recently proposed regulatory capital rules that were jointly issued by the Federal Reserve Board, the FDIC, and the OCC in June 2012 (Proposed Rules), or other supervisory directives or requirements to which the Company or the Bank are or may become expressly subject, specifically, and possible responses of the OCC and FRB and the Bank and the Company to any failure to comply with any such regulatory standard, agreement or requirement. A number of factors could cause actual results to differ materially from the Company’s assumptions and expectations. These include but are not limited to the adequacy and marketability of real estate and other collateral securing loans to borrowers; federal and state regulation and enforcement, including restrictions set forth in the supervisory agreements between each of the Company and Bank and the OCC and FRB; possible legislative and regulatory changes, including changes in the degree and manner of regulatory supervision, the ability of the Company and the Bank to establish and adhere to plans and policies relating to, among other things, capital, business, non-performing assets, loan modifications, documentation of loan loss allowance and concentrations of credit that are satisfactory to the OCC and FRB, as applicable, in accordance with the terms of the Company and Bank supervisory agreements and to otherwise manage the operations of the Company and the Bank to ensure compliance with other requirements set forth in the supervisory agreements; the ability of the Company and the Bank to obtain required consents from the OCC and FRB, as applicable, under the supervisory agreements or other directives; the ability of the Bank to comply with its individual minimum capital requirement, the Proposed Rules, and other applicable regulatory capital requirements; enforcement activity of the OCC and FRB in the event of our non-compliance with any applicable regulatory standard, agreement or requirement; adverse economic, business and competitive developments such as shrinking interest margins, reduced collateral values, deposit outflows, changes in credit or other risks posed by the Company’s loan and investment portfolios, changes in costs associated with alternate funding sources, including changes in collateral advance rates and policies of the Federal Home Loan Bank, technological, computer-related or operational difficulties, results of litigation, and reduced demand for financial services and loan products; changes in accounting policies and guidelines, or monetary and fiscal policies of the federal government or tax laws; international economic developments; the Company’s access to and adverse changes in securities markets; the market for credit related assets; or other significant uncertainties. Additional factors that may cause actual results to differ from the Company’s assumptions and expectations include those set forth in the Company’s most recent filing on Form 10-K with the Securities and Exchange Commission and the Company’s subsequently filed Quarterly Reports on Form 10-Q. All forward-looking statements are qualified by, and should be considered in conjunction with, such cautionary statements. For additional discussion of the risks and uncertainties applicable to the Company, see the “Risk Factors” sections of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and Part II, Item 1A of its Quarterly Reports on Form 10-Q.

General

The earnings of the Company are primarily dependent on the Bank’s net interest income, which is the difference between interest earned on loans and investments, and the interest paid on interest-bearing liabilities such as deposits, Federal Home Loan Bank (FHLB) advances, and Federal Reserve Bank (FRB) borrowings. The difference between the average rate of interest earned on assets and the average rate paid on liabilities is the “interest rate spread”. Net interest income is produced when interest-earning assets equal or exceed interest-bearing liabilities and there is a positive interest rate spread. Net interest income and net interest rate spread are affected by changes in interest rates, the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. The Company’s net income is also affected by the generation of non-interest income, which consists primarily of gains or losses from the sale of securities, gains from the sale of loans, fees for servicing mortgage loans, and the generation of fees and service charges on deposit accounts. The Bank incurs expenses in addition to interest expense in the form of salaries and benefits, occupancy expenses, provisions for loan losses, and amortization of mortgage servicing assets. The earnings of financial institutions, such as the Bank, are also significantly affected by prevailing economic and competitive conditions, particularly changes in interest rates, government monetary and fiscal policies, and regulations of various regulatory authorities. Lending activities are influenced by the demand for and supply of business credit, single family and commercial properties, competition among lenders, the level of interest rates and the availability of funds. Deposit flows and costs of deposits are influenced by prevailing market rates of interest on competing investments, account maturities and the levels of personal income and savings.

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

The Company maintains significant net deferred tax assets for deductible temporary differences, the largest of which relates to the allowance for loan and real estate losses and net operating loss carry forwards. For income tax purposes, only net charge-offs are deductible, not the entire provision for loan losses. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that the deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon management’s judgment and evaluation of both positive and negative evidence, including the forecasts of future income, tax planning strategies and assessments of the current and future economic and business conditions. The Company considers both positive and negative evidence regarding the ultimate realizability of deferred tax assets. Positive evidence includes the ability to implement tax planning strategies to accelerate taxable income recognition and the probability that taxable income will be generated in future periods. Negative evidence includes the Company’s cumulative loss in the prior three year period, current financial performance, and the general business and economic trends. In the second quarter of 2010, the Company recorded a valuation allowance against the entire deferred tax asset balance and the Company continued to maintain a valuation reserve against the entire deferred tax asset balance at September 30, 2012. This determination was based primarily upon the existence of a three year cumulative loss position that is primarily attributable to significant provisions for loan losses incurred during the last three years. The creation of the valuation allowance, although it increased tax expense and similarly reduced tangible book value, does not have an effect on the Company’s cash flows, and may be recoverable in subsequent periods if the Company were to realize certain sustained future taxable income. It is possible that future conditions may differ substantially from those anticipated in determining the need for a valuation allowance on deferred tax assets and adjustments may be required in the future.

Determining the ultimate settlement of any tax position requires significant estimates and judgments in arriving at the amount of tax benefits to be recognized in the financial statements. It is possible that the tax benefits realized upon the ultimate resolution of a tax position may result in tax benefits that are significantly different from those estimated.

RESULTS OF OPERATIONS FOR THIRD QUARTER ENDED SEPTEMBER 30, 2012 COMPARED TO THIRD QUARTER ENDED SEPTEMBER 30, 2011

Net Income (Loss)

Net income was $0.6 million for the third quarter of 2012, an improvement of $2.7 million compared to a net loss of $2.1 million for the third quarter of 2011. Net income available to common shareholders was $0.2 million for the third quarter of 2012, an improvement of $2.7 million, or 106.8%, from the net loss available to common shareholders of $2.5 million for the third quarter of 2011. Diluted earnings per common share for the third quarter of 2012 was $0.04, an increase of $0.69, or 106.2%, from the diluted loss per common share of $0.65 for the third quarter of 2011. The improvement in net income for the third quarter of 2012 is due to a $2.7 million decrease in the provision for loan losses between the periods, a $0.6 million increase in noninterest income due primarily to an increase in the gain on sales of loans, and a $0.6 million decrease in noninterest expenses due primarily to the decrease in expenses related to real estate owned. These changes to net income were partially offset by a $1.2 million decrease in net interest income due primarily to a decrease in interest-earning assets between the periods.

Net income was $3.8 million for the nine-month period ended September 30, 2012, an improvement of $7.7 million, from the $3.9 million net loss for the nine-month period ended September 30, 2011. Net income available to common shareholders was $2.4 million for the nine-month period ended September 30, 2012, an improvement of $7.7 million, from the net loss available to common shareholders of $5.3 million for the same period of 2011. Diluted earnings per common share for the nine-month period in 2012 was $0.61, an improvement of $1.99, from the diluted loss per common share of $1.38 for the same period in 2011. The improvement in net income for the first nine months of 2012 is due to a $7.1 million decrease in the provision for loan losses between the periods, a $0.6 million gain on sale of the Bank’s Toledo, Iowa branch, a $1.5 million increase in the gain on sales of loans, and a $2.3 million decrease in noninterest expenses due primarily to the decrease in expenses related to real estate owned. These improvements to net income were partially offset by a $3.4 million decrease in net interest income due primarily to a decrease in interest earning assets between the periods.

Net Interest Income

Net interest income was $5.9 million for the third quarter of 2012, a decrease of $1.2 million, or 16.8%, compared to $7.1 million for the third quarter of 2011. Interest income was $7.6 million for the third quarter of 2012, a decrease of $2.0 million, or 21.1%, from $9.6 million for the same period in 2011. Interest income decreased between the periods primarily because of a $145 million decrease in the average interest-earning assets and also because of a decrease in the average yields between the periods. Average interest-earning assets decreased between the periods primarily because of a decrease in the commercial loan portfolio, which occurred because of low loan demand and the Company’s focus on improving credit quality, managing net interest margin and improving capital ratios. The average yield earned on interest-earning assets was 4.89% for the third quarter of 2012, a decrease of 12 basis points from the 5.01% average yield for the third quarter of 2011. The decrease in the average yield is due to the continued low interest rate environment that existed during the third quarter of 2012.

Interest expense was $1.7 million for the third quarter of 2012, a decrease of $0.8 million, or 33.3%, compared to $2.5 million for the third quarter of 2011. Interest expense decreased primarily because of the $150 million decrease in the average interest-bearing liabilities between the periods. The decrease in the average interest-bearing liabilities is primarily the result of a decrease in the average outstanding certificates of deposits and brokered deposits between the periods and a decrease in other deposits as a result of the Bank’s Toledo, Iowa branch sale that was completed in the first quarter of 2012. The decrease in certificates of deposits and brokered deposits between the periods was the result of using the proceeds from loan principal payments to fund maturing certificates of deposit and brokered deposits. Interest expense also decreased because of the lower interest rates paid on money market accounts and certificates of deposits. The decreased rates were the result of the low interest rate environment that continued to exist during the third quarter of 2012. The average interest rate paid on interest-bearing liabilities was 1.14% for the third quarter of 2012, a decrease of 22 basis points from the 1.36% average interest rate paid in the third quarter of 2011.

Net interest margin (net interest income divided by average interest- earning assets) for the third quarter of 2012 was 3.82%, an increase of 11 basis points, compared to 3.71% for the third quarter of 2011. Net interest margin improved between the periods primarily because the rate paid on interest-bearing liabilities decreased more than the yield on interest-earning assets. The decrease in the rates paid on interest-bearing liabilities is primarily the result of a change in the mix of deposits as lower rate deposits were held during the third quarter of 2012 when compared to the same period in 2011. The change in the liability mix is primarily the result of a decrease in certificates of deposits and brokered deposits which is anticipated to continue.

Net interest income was $18.2 million for the first nine months of 2012, a decrease of $3.3 million, or 15.7%, from $21.5 million for the same period in 2011. Interest income was $23.8 million for the nine-month period ended September 30, 2012, a decrease of $6.5 million, or 21.6%, from $30.3 million for the same period in 2011. Interest income decreased between the periods primarily because of a $141 million decrease in the average interest-earning assets and also because of a decrease in the average yields earned between the periods. Average interest-earning assets decreased between the periods primarily because of a decrease in the commercial loan portfolio, which occurred because of low loan demand and the Company’s focus on improving credit quality, managing net interest margin and improving capital ratios. The average yield earned on interest-earning assets was 4.82% for the nine-month period of 2012, a decrease of 26 basis points from the 5.08% average yield for the nine-month period of 2011. The decrease in the average yield is due to the continued low interest rate environment that existed during the first nine months of 2012.

Interest expense was $5.6 million for the nine-month period ended September 30, 2012, a decrease of $3.2 million, or 36.1%, from $8.8 million for the same period in 2011. Interest expense decreased primarily because of a $142 million decrease in the average interest-bearing liabilities between the periods. The decrease in average interest-bearing liabilities is primarily the result of a decrease in the average outstanding certificates of deposit and brokered deposits between the periods. The average interest rate paid on interest-bearing liabilities was 1.20% for the nine-month period of 2012, a decrease of 34 basis points from the 1.54% average rate paid for the same nine-month period of 2011.

Net interest margin (net interest income divided by average interest-earning assets) was 3.68% for the nine-month period of 2012, an increase of 8 basis points from the 3.60% margin for the same nine-month period of 2011. Net interest margin improved between the periods primarily because the rate paid on interest-bearing liabilities decreased more than the yield on interest-earning assets. The decrease in rates paid on interest-bearing liabilities is primarily the result of a change in the mix of deposits as lower rate deposits were held during the first nine months of 2012 when compared to the same period in 2011. The change in the liability mix is primarily the result of a decrease in certificates of deposit and brokered deposits between the periods which is anticipated to continue.

A summary of the Company’s net interest margin for the three and nine-month periods ended September 30, 2012 and September 30, 2011 is as follows:

	For the three month period ended
	September 30, 2012			September 30, 2011
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
Interest-earning assets:
Securities available for sale	$76,631	292	1.52%	$121,286	567	1.85%
Loans held for sale	3,559	28	3.16	1,498	16	4.24
Mortgage loans, net	102,736	1,631	6.32	120,026	1,589	5.25
Commercial loans, net	326,177	4,761	5.81	411,982	6,388	6.15
Consumer loans, net	55,490	789	5.65	65,594	975	5.90
Cash equivalents	45,299	26	0.23	33,738	4	0.05
Federal Home Loan Bank stock	4,063	24	2.36	4,486	33	2.96

Total interest-earning assets	613,955	7,551	4.89	758,610	9,572	5.01

Interest-bearing liabilities:
NOW accounts	61,502	9	0.06	69,981	12	0.07
Savings accounts	39,998	16	0.16	38,205	15	0.16
Money market accounts	110,649	109	0.39	123,267	184	0.59
Certificates	194,831	576	1.18	251,799	941	1.48
Brokered deposits	21,519	94	1.73	75,421	471	2.48
Advances and other borrowings	70,000	855	4.86	70,978	865	4.84

Total interest-bearing liabilities	498,499			629,651
Non-interest checking	77,281			96,614
Other non-interest bearing deposits	1,139			1,148

Total interest-bearing liabilities and non-interest bearing deposits	$576,919	1,659	1.14	$727,413	2,488	1.36

Net interest income		$5,892			$7,084

Net interest rate spread			3.75%			3.65%

Net interest margin			3.82%			3.71%

	For the nine month period ended
	September 30, 2012			September 30, 2011
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
Interest-earning assets:
Securities available for sale	$89,466	1,091	1.63%	$141,500	2,005	1.89%
Loans held for sale	3,116	75	3.22	1,574	52	4.40
Mortgage loans, net	110,812	4,509	5.44	123,931	5,044	5.44
Commercial loans, net	348,497	15,476	5.93	429,312	20,076	6.25
Consumer loans, net	58,081	2,467	5.67	66,984	2,999	5.99
Cash equivalents	44,256	71	0.21	29,835	7	0.03
Federal Home Loan Bank stock	4,110	89	2.88	5,776	148	3.43

Total interest-earning assets	658,338	23,778	4.82	798,912	30,331	5.08

Interest-bearing liabilities:
NOW accounts	65,027	29	0.06	73,062	46	0.08
Savings accounts	39,616	53	0.18	36,791	41	0.15
Money market accounts	110,431	347	0.44	117,004	601	0.69
Certificates	209,720	1,927	1.26	253,054	2,982	1.58
Brokered deposits	41,621	726	2.33	90,424	1,699	2.51
Advances and other borrowings	70,000	2,544	4.85	100,222	3,434	4.58

Total interest-bearing liabilities	536,415			670,557
Non-interest checking	87,072			95,106
Other non-interest bearing deposits	1,156			1,096

Total interest-bearing liabilities and non-interest bearing deposits	$624,643	5,626	1.20	$766,759	8,803	1.54

Net interest income		$18,152			$21,528

Net interest rate spread			3.62%			3.54%

Net interest margin			3.68%			3.60%

Provision for Loan Losses

The provision for loan losses was $1.6 million for the third quarter of 2012, a decrease of $2.7 million, compared to $4.3 million for the third quarter of 2011. The provision decreased in the third quarter of 2012 primarily because there were fewer decreases in the estimated value of the underlying collateral supporting commercial real estate loans that required additional allowances or charge offs in the third quarter of 2012 when compared to the third quarter of 2011. The provision also decreased because of the $123 million decrease in the loan portfolio between the periods.

The provision for loan losses was $2.5 million for the first nine months of 2012, a decrease of $7.2 million, from $9.7 million for the same nine-month period in 2011. The provision decreased in the first nine months of 2012 primarily because there were fewer decreases in the estimated value of the underlying collateral supporting commercial real estate loans that required additional allowances or charge offs in the current period when compared to the same period of 2011. The provision also decreased because of the $123 million decrease in the loan portfolio between the periods.

A reconciliation of the Company’s allowance for loan losses for the three and nine-month periods ended September 30, 2012 and September 30, 2011 is summarized as follows:

(Dollars in thousands)	2012	2011
Balance at June 30,	$20,519	$27,764
Provision	1,584	4,260
Charge offs:
One-to-four family	0	(32)
Consumer	(163)	(143)
Commercial business	(168)	(2,167)
Commercial real estate	(1,535)	(4,094)
Recoveries	225	102

Balance at September 30,	$20,462	$25,690

General allowance	$15,965	$15,906
Specific allowance	4,497	9,784

	$20,462	$25,690

(Dollars in thousands)	2012	2011
Balance at January 1,	$23,888	$42,828
Provision	2,544	9,669
Charge offs:
One-to-four family	0	(450)
Consumer	(921)	(230)
Commercial business	(1,997)	(10,724)
Commercial real estate	(5,719)	(16,303)

Total charge offs	(8,637)	(27,707)
Recoveries	2,667	900

Balance at September 30,	$20,462	$25,690

Non-Interest Income

Non-interest income was $2.1 million for the third quarter of 2012, an increase of $0.6 million, or 39.3%, from $1.5 million for the same period in 2011. Gain on sales of loans increased $0.8 million primarily because of an increase in single family loan originations and sales and also because of an increase in the sale of commercial government guaranteed loans between the periods. Fees and service charges decreased $0.2 million primarily because of a decrease in overdraft charges between the periods which was partly due to the reduction in deposit accounts as a result of the sale of the Toledo, Iowa branch in the first quarter of 2012.

Non-interest income was $6.6 million for the first nine months of 2012, an increase of $1.7 million, or 35.2%, from $4.9 million for the same period in 2011. Gain on sales of loans increased $1.5 million, or 150.9%, between the periods as a result of an increase in single family loan originations and sales due to the low interest rate environment that existed during the first nine months of 2012. Gain on sale of branch office increased $0.6 million as a result of the sale of the Toledo, Iowa branch in the first quarter of 2012. Fees and service charges decreased $0.3 million primarily because of a decrease in overdraft charges between the periods. Other non-interest income increased $0.1 million due primarily to an increase in the sale of uninsured investment products and an increase in rental income on other real estate owned. Mortgage servicing fees decreased $34,000 between the periods primarily because of a decrease in the number of single family mortgage loans that are being serviced for others.

Non-Interest Expense

Non-interest expense was $5.8 million for the third quarter of 2012, a decrease of $0.6 million, or 9.5%, from $6.4 million for the same period of 2011. Compensation and benefits expense decreased $0.3 million between the periods primarily because of a decrease in the compensation paid as a result of having fewer employees. Gain on real estate owned increased $0.3 million between the periods as there were more gains realized on the sale of real estate owned and there were fewer write downs in the value of the real estate owned in the third quarter of 2012 when compared to the same period in 2011. Occupancy expense decreased $0.1 million primarily because of a decrease in depreciation and other expenses as a result of having fewer branch facilities. Other non-interest expenses decreased $0.1 million primarily because of a decrease in the costs related to other real estate owned. Deposit insurance expense increased $0.2 million primarily because of an increase in the insurance rates between the periods.

Non-interest expense was $18.4 million for the first nine months of 2012, a decrease of $2.3 million, or 11.1%, from $20.7 million for the same period in 2011. Other non-interest expense decreased $0.9 million because of decreased real estate taxes and legal fees related to other real estate owned. Compensation and benefits expense decreased $0.8 million primarily because of a decrease in the compensation paid as a result of having fewer employees. Gain on real estate owned improved $0.4 million between the periods as there were more gains realized on the sale of real estate and there were fewer write downs in the value of the real estate owned in the first nine months of 2012 when compared to the same period of 2011. Occupancy expense decreased $0.3 million primarily because of a decrease in depreciation and other expenses as a result of having fewer branch facilities. Deposit insurance expense decreased $0.1 million primarily because of the decrease in assets between the periods. Data processing costs increased $0.1 million between the periods primarily because of an incentive that was received by the Company in the first quarter of 2011 related to a change in our ATM and debit card vendor.

Income Tax Expense

No income tax expense was recorded for the third quarter or the first nine months of 2012 or for the third quarter or the first nine months of 2011. In the second quarter of 2010, the Company recorded a deferred tax asset valuation reserve against its entire deferred tax asset balance and the Company continued to maintain a valuation reserve against the entire deferred tax asset balance at September 30, 2012. Since the valuation reserve is established against the entire deferred tax asset balance, no income tax expense was recorded for the third quarter or first nine months of 2012 or 2011.

Net Income (Loss) Available to Common Shareholders

Net income available to common shareholders was $0.2 million for the third quarter of 2012, an increase of $2.7 million from the $2.5 million net loss available to common shareholders in the third quarter of 2011. Net income available to common shareholders was $2.4 million for the first nine months of 2012, an increase of $7.7 million from the $5.3 million net loss available to common shareholders in the same period of 2011. The net income available to common shareholders increased primarily because of the change in the net income (loss) between the periods.

The Company has deferred the last seven quarterly dividend payments, beginning with the February 15, 2011 dividend payment, on its Fixed Rate Cumulative Perpetual Preferred Stock, Series A issued to the United States Treasury Department as part of the TARP Capital Purchase Program. The deferred dividend payments have been accrued for payment in the future and are being reported for the deferral period as a preferred dividend requirement that is deducted from net income for financial statement purposes to arrive at the net income (loss) available to common shareholders. Under the terms of the certificate of designations for the preferred stock, dividend payments may be deferred, but the dividend is cumulative and, since the Company failed to pay dividends for six quarters, the Treasury has the right to appoint two representatives to the Company’s board of directors. The Treasury has not yet exercised this right. Under the terms of the Company’s and Bank’s Supervisory Agreements with their federal banking regulators, neither the Company nor the Bank may declare or pay any cash dividends, or purchase or redeem any capital stock, without prior notice to, and consent of these regulators. The Company does not anticipate requesting consent from the Federal Reserve Board to make any payments of dividends on, or purchase of, its common or preferred stock in 2012.

FINANCIAL CONDITION

Non-Performing Assets

The following table summarizes the amounts and categories of non-performing assets, which consist of non-performing loans and foreclosed and repossessed assets, in the Bank’s portfolio and loan delinquency information as of the end of the two most recently completed quarters and December 31, 2011.

(Dollars in thousands)	September 30, 2012	June 30, 2012	December 31, 2011
Non-Performing Loans:
One-to-four family real estate	$2,992	$4,409	$4,435
Commercial real estate	27,707	22,322	22,658
Consumer	317	367	699
Commercial business	3,566	3,993	6,201

Total	34,582	31,091	33,993

Foreclosed and Repossessed Assets:
One-to-four family real estate	320	334	352
Commercial real estate	12,297	12,398	16,264

Total non-performing assets	$47,199	$43,823	$50,609

Total as a percentage of total assets	7.33%	6.54%	6.40%

Total non-performing loans	$34,582	$31,091	$33,993

Total as a percentage of total loans receivable, net	7.29%	6.27%	6.10%

Allowance for loan losses to non-performing loans	59.2%	66.00%	70.27%

Delinquency Data:
Delinquencies (1)
30+ days	$5,077	$6,412	$3,226
90+ days	0	0	0
Delinquencies as a percentage of loan and lease portfolio (1)
30+ days	0.98%	1.24%	0.54%
90+ days	0.00%	0.00%	0.00%

(1)	Excludes non-accrual loans.

Total non-performing assets were $47.2 million at September 30, 2012, an increase of $3.4 million, or 7.7%, from $43.8 million at June 30, 2012. Non-performing loans increased $3.5 million and foreclosed and repossessed assets decreased $0.1 million during the third quarter of 2012. The non-performing loan and foreclosed and repossessed asset activity for the quarter was as follows:

(Dollars in thousands)
Non-performing loans
June 30, 2012	$31,091
Classified as non-performing	11,155
Charge offs	(1,866)
Principal payments received	(3,645)
Classified as accruing	(782)
Transferred to real estate owned	(1,371)

September 30, 2012	$34,582

Foreclosed and repossessed assets
June 30, 2012	$12,732

Transferred from non-performing loans	1,371
Real estate sold	(1,644)
Net gain on sale of assets	172
Write downs and payments	(14)

September 30, 2012	$12,617

The increase in non-performing loans relates primarily to new loans that were classified as non-performing during the quarter. Of the $11.2 million in loans classified as non-performing in the third quarter of 2012, $9.5 million related to three loans on two residential developments because the cash flows from lot sales were not sufficient to support the required principal payments on the loans. The largest non-performing loan relationship at September 30, 2012 was for $7.3 million and is secured by a residential development located in the Bank’s market area.

Total non-performing assets were $47.2 million at September 30, 2012, a decrease of $3.4 million, or 6.7%, from $50.6 million at December 31, 2011. Non-performing loans increased $0.6 million and foreclosed and repossessed assets decreased $4.0 million during the first nine months of 2012. The non-performing loan and foreclosed and repossessed asset activity for the first nine months of 2012 was as follows:

(Dollars in thousands)
Non-performing loans
January 1, 2012	$33,993
Classified as non-performing	22,514
Charge offs	(8,637)
Principal payments received	(10,129)
Classified as accruing	(1,200)
Transferred to real estate owned	(1,959)

September 30, 2012	$34,582

Foreclosed and repossessed assets
January 1, 2012	$16,616

Transferred from non-performing loans	1,959
Real estate sold	(5,878)
Net gain on sale of assets	521
Write downs and payments	(601)

September 30, 2012	$12,617

The following table summarizes the number of lending relationships and types of commercial real estate loans that were non-performing as of the end of the two most recent quarters and December 31, 2011.

(Dollars in thousands) Property Type	#	Principal Amount of Loans September 30, 2012	#	Principal Amount of Loans June 30, 2012	#	Principal Amount of Loans December 31, 2011
Developments/land	12	$26,415	13	$20,630	10	$17,465

Shopping centers/retail	2	396	2	406	2	1,315
Restaurants/bar	1	565	1	581	1	616
Office buildings	2	184	2	184	1	2,325
Other buildings	1	147	2	521	3	937

	18	$27,707	20	$22,322	17	$22,658

The increase in the non-performing commercial real estate loans from June 30, 2012 is due primarily to three loans on two residential developments totaling $9.5 million that were classified as non-performing during the third quarter of 2012 because the cash flows from lot sales were not sufficient to support the required principal payments on the loans.

The following table summarizes the number of lending relationships and industry of commercial business loans that were non-performing for the two most recent quarters and December 31, 2011.

(Dollars in thousands) Industry Type	#	Principal Amount of Loan September 30, 2012	#	Principal Amount of Loan June 30, 2012	#	Principal Amount of Loan December 31, 2011
Construction/development/land	6	$1,650	6	$1,796	6	$2,061
Retail	2	247	2	202	1	82
Banking	0	0	0	0	2	1,199
Entertainment	1	16	1	20	1	23
Utilities	2	1,379	2	1,394	1	2,792
Restaurant	1	135	1	498	0	0
Other	3	139	2	83	1	44

	15	$3,566	14	$3,993	12	$6,201

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

The Company has deferred the last seven quarterly dividend payments, beginning with the February 15, 2011 dividend payment, on its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, issued to the United States Treasury Department as part of the TARP Capital Purchase Program. The deferred dividend payments have been accrued for payment in the future and are being reported for the deferral period as a preferred dividend requirement that is deducted from income for financial statement purposes to arrive at the net income (loss) available to common shareholders. Under the terms of the certificate of designations for the preferred stock, dividend payments may be deferred, but the dividend is cumulative and, since the Company failed to pay dividends for six quarters, the Treasury has the right to appoint two representatives to the Company’s board of directors. The Treasury has not yet exercised this right. Under the terms of the Company’s and Bank’s Supervisory Agreements with their federal banking regulators, neither the Company nor the Bank may declare or pay any cash dividends, or purchase or redeem any capital stock, without prior notice to, and consent of these regulators. The Company does not anticipate requesting consent from the Federal Reserve Board to make any payments of dividends on, or purchase of, its common or preferred stock in 2012.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2012, the net cash provided by operating activities was $13.2 million. The Company collected $103.0 million from the maturities of securities, $8.0 million from principal repayments on securities, $0.2 million from the redemption of FHLB stock, and $5.9 million in proceeds from the sale of real estate. The Company purchased securities of $44.0 million, purchased premises and equipment of $0.2 million, and paid $37.5 million in connection with the Toledo, Iowa branch sale. Net loans receivable decreased $69.7 million due primarily to decreased commercial loan production. The Company had a net decrease in deposit balances of $110.0 million (primarily in brokered deposits) and paid out $0.5 million in customer escrows.

The Company has certificates of deposits with outstanding balances of $133.0 million that come due over the next 12 months, of which $8.4 million were obtained from brokers. Based upon past experience, management anticipates that the majority of the deposits will renew for another term, with the exception of the brokered deposits that are not anticipated to renew due to the Company’s desire to reduce the amount of outstanding brokered deposits. In addition, based on a regulatory directive, the Bank may not renew existing brokered deposits, or accept new brokered deposits without the prior consent of the OCC. The Company believes that deposits that do not renew will be repaid with proceeds from loan principal payments or replaced with a combination of other customer’s deposits, FHLB advances or Federal Reserve Bank borrowings. Proceeds from the sale of securities could also be used to fund unanticipated outflows of deposits.

The Company had three deposit customers with aggregate deposits greater than $5.0 million as of September 30, 2012. The $21.1 million in funds held by these customers may be withdrawn at any time, however, management does not anticipate that these deposits will be withdrawn from the Bank over the next twelve months. If these deposits were to be withdrawn, we would expect them to be replaced with deposits from other customers or brokers, subject to regulatory approval. FHLB advances, Federal Reserve borrowings or proceeds from the sale of securities could also be used to replace unanticipated outflows of large checking and money market deposits.

At September 30, 2012, the Bank had the ability to draw additional borrowings from the FHLB of $59.8 million based upon the collateral pledged, subject to a requirement to purchase additional FHLB stock and the FHLB agreeing to lend. The Bank also has the ability to draw additional borrowings of $28.7 million from the Federal Reserve Bank, based upon the loans pledged with them. Under the Company Supervisory Agreement, the Company may not incur or issue any debt without prior notice to, and the consent of, its primary regulator (FRB). Because FHLB advances and Federal Reserve Bank borrowings are debt of the Bank, they are not affected by the Company’s restriction on incurring debt.

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

The Company’s primary source of cash is dividends from the Bank and the Bank is restricted under the Bank Supervisory Agreement from paying dividends to the Company without obtaining prior regulatory approval. At September 30, 2012, the Company had $1.1 million in cash and other assets that could readily be turned into cash. The primary use of cash by the Company is the payment of expenses. The amount of the dividend on the preferred stock accumulates at the rate of $325,000 per quarter through February 14, 2014 and $585,000 per quarter thereafter, if the shares of preferred stock are not redeemed. The Company has deferred the last seven quarterly dividend payments, beginning with the February 15, 2011 dividend payment, on its Fixed Rate Cumulative Perpetual Preferred Stock, Series A issued to the United States Treasury Department as part of the TARP Capital Purchase Program and has determined that it will defer the November 15, 2012 payment. Since the Company has failed to pay the dividends for six quarters, the Treasury has the right to appoint two representatives to the Company’s board of directors. The Treasury has not yet exercised this right. The total amount of accrued but unpaid preferred stock dividends totaled $2.4 million at September 30, 2012. In addition, under the terms of the Company’s Supervisory Agreement, the Company may not declare or pay any cash dividends without prior notice to, and consent of, the OCC.

As required by the Company Supervisory Agreement, the Company submitted an updated two-year capital plan in January of 2012 that the Federal Reserve Board may make comments upon, and to which it may require revisions. The Company must operate within the parameters of the final capital plan and is required to monitor and submit periodic reports on its compliance with the plan. In addition, the OCC has established an IMCR for the Bank. An IMCR requires a bank to establish and maintain levels of capital greater than those generally required for a bank to be classified as “well-capitalized.” Effective December 31, 2011, the Bank was required to establish, and subsequently maintain, core capital at least equal to 8.5% of adjusted total assets, which was in excess of the Bank’s 7.14% core capital to adjusted total assets ratio at December 31, 2011. In February 2012, the Bank received a notice from the OCC arising out of its failure to establish and maintain its IMCR of 8.5% core capital to adjusted total assets at December 31, 2011. In accordance with this notice, by April 30, 2012, the OCC required the Bank to submit a further written capital plan of how it intends to achieve and maintain its IMCR, and a contingency plan in the event the IMCR is not achieved through the Bank’s primary plan. In April 2012, the Bank submitted the required revised capital and contingency plan to the OCC upon which they may make comments, and to which they may require revisions. Because of the improved financial results and the decrease in assets experienced during the first nine months of 2012, the Bank’s core capital ratio improved to 8.50% at March 31, 2012, 9.04% at June 30, 2012, and 9.55% at September 30, 2012. There can be no assurance that the Bank will continue to maintain compliance with the IMCR in the future. The Bank’s failure to comply with the terms of the IMCR at December 31, 2011 was, and its failure to continue to comply can be, deemed an unsafe and unsound banking practice and could subject it to further limits on growth and such legal actions or sanctions as the OCC considers appropriate.

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

The capital requirements of the Company and the Bank may be affected in the future by recently proposed regulatory changes. In June 2012, the Federal Reserve Board, the FDIC and the OCC jointly proposed new capital rules (Proposed Rules) that among other things, if adopted, would require the Company and the Bank to (1) establish a new minimum common equity Tier 1 ratio of 4.5% of risk-weighted assets; (2) raise the minimum Tier 1 capital ratio from 4.0% to 6.0% of risk-weighted assets; (3) maintain the minimum total capital ratio of 8.0% of risk-weighted assets; and (4) maintain a minimum Tier 1 capital to adjusted total assets of 4.0%. These changes would be phased in incrementally beginning January 1, 2013 to provide time for banking organizations to meet the new capital standards, with full implementation to occur by January 1, 2015.

In addition, the Proposed Rules would add a requirement for a minimum common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets (Conservation Buffer) to be applied to the common equity Tier 1 capital ratio, the Tier 1 capital ratio and the total capital ratio. Therefore, application of the Conservation Buffer would result in (1) a common equity Tier 1 ratio of 7% of risk-weighted assets; (2) a Tier 1 capital ratio of 8.5% of risk-weighted assets; and (3) a total capital ratio of 10.0% of risk-weighted assets. Failure to maintain the Conservation Buffer would result in restrictions on capital distributions and certain discretionary cash bonus payments to executive officers. The required minimum Conservation Buffer would be phased in incrementally beginning January 1, 2016. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital falls below the Conservation Buffer. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions.

The Proposed Rules would also revise the definition of capital to improve the ability of regulatory capital instruments to absorb losses and revise the rules for calculating risk-weighted assets to enhance risk sensitivity, which will exclude certain non-qualifying capital instruments, including cumulative preferred stock (other than preferred securities issued in connection with the TARP Capital Purchase Program) and trust preferred securities, as a component of Tier 1 capital. The Proposed Rules set forth certain changes for the calculation of risk-weighted assets, which the Company and the Bank would be required to utilize beginning January 1, 2015. The Proposed Rules utilize an increased number of credit risk exposure categories and risk weights, and also addresses: (1) a proposed alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Wall Street Reform and Consumer Protection Act; (2) revisions to recognition of credit risk mitigation; (3) rules for risk weighting of equity exposures and past due loans; and (4) revised capital treatment for derivatives and repo-style transactions.

The Proposed Rules also revise certain of the prompt corrective action regulations described above. These revisions would take effect January 1, 2015. Under the prompt corrective action regulations, the Bank would be required to meet the following increased capital level requirements in order to qualify as “well capitalized:” (1) a new common equity Tier 1 capital ratio of 6.5% of risk-weighted assets; (2) a Tier 1 capital ratio of 8% (increased from 6%) of risk-weighted assets; (3) a total capital ratio of 10% (unchanged from current rules) of risk-weighted assets; and (4) a Tier 1 capital to adjusted total assets ratio of 5% (unchanged from current rules). The IMCR requirement discussed above is currently higher than the Tier 1 capital to adjusted total assets of 5.0% that would be required by the Proposed Rules.

The Company and the Bank are reviewing the potential impact of the Proposed Rules on its future capital requirements.

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

The following table discloses the projected changes in market value to the Company’s interest-earning assets and interest-bearing liabilities based upon incremental 100 basis point changes in interest rates from interest rates in effect on September 30, 2012.

Other than trading portfolio	Market Value
(Dollars in thousands) Basis point change in interest rates	-100	0	+100	+200
Total market risk sensitive assets	$654,757	647,074	636,799	626,253
Total market risk sensitive liabilities	596,796	578,904	565,608	553,316
Off-balance sheet financial instruments	(837)	0	(268)	(456)

Net market risk	$58,798	68,170	71,459	73,393

Percentage change from current market value	(13.75)%	0.00%	4.82%	7.66%

The preceding table was prepared utilizing the following assumptions (Model Assumptions) regarding prepayment and decay ratios, which were determined by management based upon their review of historical prepayment speeds and future prepayment projections. Fixed rate loans were assumed to prepay at annual rates of between 5% to 68%, depending on the note rate and the period to maturity. Adjustable rate mortgages (ARMs) were assumed to prepay at annual rates of between 14% and 35%, depending on the note rate and the period to maturity. Mortgage-backed securities and collateralized mortgage obligations (CMOs) were projected to have prepayments based upon the underlying collateral securing the instrument and the related cash flow priority of the CMO tranche owned. Certificate accounts were assumed not to be withdrawn until maturity. Passbook accounts were assumed to decay at an annual rate of 9% and money market accounts were assumed to decay at an annual rate of 12%. Non-interest checking and NOW accounts were assumed to decay at an annual rate of 8%. Commercial NOW accounts and MMDA accounts were assumed to decay at an annual rate of 12%, respectively. Commercial non-interest checking accounts were assumed to decay at an annual rate of 10%. FHLB advances were projected to be called at the first call date where the projected interest rate on similar remaining term advances exceeded the interest rate on the callable advance or investment.

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

Asset/Liability Management

The Company’s management reviews the impact that changing interest rates will have on its net interest income projected for the twelve months following September 30, 2012 to determine if its current level of interest rate risk is acceptable. The following table projects the estimated annual impact on net interest income during the 12 month period ending September 30, 2013 of immediate interest rate changes called rate shocks.

(Dollars in thousands)
Rate Shock in Basis Points	Projected Change in Net Interest Income	Percentage Change
+200	1,282	6.58%
+100	601	3.08%
0	0	0.00%
-100	(1,211)	(6.21)%

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

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements other than commitments to originate, fund, and sell loans in the ordinary course of business.

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

The Company and Bank timely submitted all plans and programs required by the Supervisory Agreements. The Company believes that it and the Bank are in compliance with all provisions of the Supervisory Agreements as of September 30, 2012. The applicable regulator may comment on and require revision of any submitted plan, program or policy. Neither the Company nor the Bank have taken any actions, or sought approval for such actions, where prior regulatory approval is required by the Supervisory Agreements other than the restriction related to asset growth and changes to the business plan. In the third quarter of 2011, the Bank requested and obtained a non-objection waiver from the OCC related to the unanticipated growth in assets during the third quarter in an amount greater than the net interest credited on deposit liabilities during the prior quarter. The Bank also received no supervisory objection to the change in the previously submitted business plan as a result of the increase in assets. The increase in assets was due to unanticipated increases in commercial deposits during the third quarter of 2011 as a result of increased cash being held by a few of the Bank’s commercial deposit customers.

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

The OCC has established an IMCR for the Bank. An IMCR requires a bank to establish and maintain levels of capital greater than those generally required for a bank to be classified as “well-capitalized.” Effective December 31, 2011, the Bank was required to establish, and subsequently maintain, core capital at least equal to 8.5% of adjusted total assets, which was in excess of the Bank’s 7.14% core capital to adjusted total assets ratio at December 31, 2011. In February 2012, the Bank received a notice from the OCC arising out of its failure to establish and maintain its IMCR of 8.50% core capital to adjusted total assets at December 31, 2011. Pursuant to the notice, the OCC required the Bank to submit by April 30, 2012 a further written capital plan of how it intends to achieve and maintain its IMCR, and a contingency plan in the event the IMCR is not achieved through the Bank’s primary plan. In April 2012, the Bank submitted to the OCC the required revised written capital and contingency plan which they may make comments upon, and require revisions. Because of improved financial results and a decrease in assets, the Bank’s core capital ratio improved to 8.50% at March 31, 2012, 9.04% at June 30, 2012, and 9.55% at September 30, 2012. The Bank’s failure to comply with the terms of the IMCR was, and its failure to continue to comply can be, deemed an unsafe and unsound banking practice.

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

The Company deferred its February 15, 2011, May 15, 2011, August 15, 2011, November 15, 2011, February 15, 2012, May 15, 2012, and August 15, 2012 regular quarterly cash dividend payments on its Fixed Rate Cumulative Perpetual Preferred Stock, Series A issued to the United States Treasury Department as part of the TARP Capital Purchase Program. The Company has also determined that it will defer its November 15, 2012 dividend payment and following that deferral, the Company will have an aggregate arrearage of $2.7 million with respect to the preferred stock. For additional information on these dividend deferrals, please see Part I, Item 2, “Managements’ Discussion and Analysis Financial Condition and Results of Operations – Liquidity and Capital Resources” of our Form 10-Q.

Since the Company failed to pay dividends for six quarters, the Treasury has the right to appoint two representatives to the Company’s board of directors. The Treasury has not yet exercised this right. Pending the election of any such director, the Treasury has requested, and the Company has agreed, to the attendance of an observer selected by Treasury at Company board of director meetings.

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

HMN FINANCIAL, INC.
Registrant

Date: November 7, 2012	By:	/s/ Bradley Krehbiel
Bradley Krehbiel,
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 7, 2012	By:	/s/ Jon Eberle
Jon Eberle,
Chief Financial Officer
(Principal Financial Officer)

HMN FINANCIAL, INC.

INDEX TO EXHIBITS

FOR FORM 10-Q

Regulation S-K Exhibit Number	Document Attached Hereto	Reference to Prior Filing or Exhibit	Sequential Page Numbering Where Attached Exhibits Are Located in This Report

3.1	Amended and Restated Certificate of Incorporation	*1	N/A

3.2	Amended and Restated By-laws	*2	N/A

4	Form of Common Stock Certificate	*3	N/A

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	31.1	Filed electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	31.2	Filed electronically

32	Section 1350 Certification of CEO and CFO	32	Filed Electronically

101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended September 30, 2012, filed with the SEC on November 7, 2012, formatted in eXtensible Business Reporting Language (XBRL); (i) the Consolidated Balance Sheet at September 30, 2012 and December 31, 2011, (ii) the Consolidated Statement of Comprehensive Income (Loss) for the Three Months and Nine Months Ended September 30, 2012 and 2011, (iii) the Consolidated Statement of Stockholders’ Equity for the Nine Month Period Ended September 30, 2012, (iv) the Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011, and (v) Notes to Consolidated Financial Statements.	101	Filed Electronically

*1	Incorporated by reference to Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1998 (File No. 0-24100).
*2	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed March 5, 2012 (File 0-24100)
*3	Incorporated by reference to the same numbered exhibit to the Company’s Registration Statement on Form S-1 dated April 1, 1994 (File No. 33-77212).