Form 10-Q
period 2013-03-31
HMN FINANCIAL INC
filed 2013-05-10
CIK 921183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) FOR THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at April 18, 2013
Common stock, $0.01 par value	4,406,244

HMN FINANCIAL, INC.

PART I – FINANCIAL INFORMATION

Item 1:	Financial Statements

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31,	December 31,
(Dollars in thousands)	2013	2012
	(unaudited)
Assets
Cash and cash equivalents	$72,995	83,660
Securities available for sale:
Mortgage-backed and related securities (amortized cost $8,090 and $9,825)	8,586	10,421
Other marketable securities (amortized cost $82,773 and $75,759)	82,438	75,470

	91,024	85,891

Loans held for sale	2,210	2,584
Loans receivable, net	434,634	454,045
Accrued interest receivable	1,971	2,018
Real estate, net	9,918	10,595
Federal Home Loan Bank stock, at cost	4,063	4,063
Mortgage servicing rights, net	1,783	1,732
Premises and equipment, net	7,019	7,173
Prepaid expenses and other assets	1,469	1,566

Total assets	$627,086	653,327

Liabilities and Stockholders’ Equity
Deposits	$487,645	514,951
Federal Home Loan Bank advances	70,000	70,000
Accrued interest payable	173	247
Customer escrows	1,365	830
Accrued expenses and other liabilities	6,850	6,465

Total liabilities	566,033	592,493

Commitments and contingencies
Stockholders’ equity:
Serial preferred stock ($.01 par value):
Authorized 500,000 shares; issued shares 26,000	25,481	25,336
Common stock ($.01 par value):
Authorized 11,000,000; issued shares 9,128,662	91	91
Additional paid-in capital	51,691	51,795
Retained earnings, subject to certain restrictions	47,386	47,004
Accumulated other comprehensive loss, net of tax	(195)	(49)
Unearned employee stock ownership plan shares	(2,949)	(2,997)
Treasury stock, at cost 4,722,418 and 4,705,073 shares	(60,452)	(60,346)

Total stockholders’ equity	61,053	60,834

Total liabilities and stockholders’ equity	$627,086	653,327

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2013	2012
Interest income:
Loans receivable	$6,028	7,796
Securities available for sale:
Mortgage-backed and related	94	193
Other marketable	139	249
Cash equivalents	33	27
Other	29	10

Total interest income	6,323	8,275

Interest expense:
Deposits	557	1,217
Federal Home Loan Bank advances	835	845

Total interest expense	1,392	2,062

Net interest income	4,931	6,213
Provision for loan losses	0	(128)

Net interest income after provision for loan losses	4,931	6,341

Non-interest income:
Fees and service charges	789	829
Loan servicing fees	248	232
Gain on sales of loans	678	909
Gain on sale of branch office	0	552
Other	159	184

Total non-interest income	1,874	2,706

Non-interest expense:
Compensation and benefits	3,199	3,413
Gain on real estate owned	(19)	(77)
Occupancy	850	882
Deposit insurance	318	270
Data processing	330	337
Other	1,361	1,418

Total non-interest expense	6,039	6,243

Income before income tax expense	766	2,804
Income tax expense	25	0

Net income	741	2,804
Preferred stock dividends and discount	(476)	(461)

Net income available to common shareholders	265	2,343

Other comprehensive loss, net of tax:
Unrealized holding losses arising during the period	$(146)	(179)

Other comprehensive loss, net of tax	(146)	(179)

Comprehensive income attributable to common shareholders	$119	2,164

Basic earnings per common share	$0.07	0.60

Diluted earnings per common share	$0.06	0.58

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

For the Three Month Period Ended March 31, 2013

(unaudited)

(Dollars in thousands)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned Employee Stock Ownership Plan Shares	Treasury Stock	Total Stock- Holders’ Equity
Balance, December 31, 2012	$25,336	91	51,795	47,004	(49)	(2,997)	(60,346)	60,834
Net income				741				741
Other comprehensive loss					(146)			(146)
Preferred stock discount amortization	145		(145)					0
Stock compensation expense			1					1
Restricted stock awards cancelled			18				(106)	(88)
Amortization of restricted stock awards			40					40
Preferred stock dividends accrued				(359)				(359)
Earned employee stock ownership plan shares			(18)			48		30

Balance, March 31, 2013	$25,481	91	51,691	47,386	(195)	(2,949)	(60,452)	61,053

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2013	2012
Cash flows from operating activities:
Net income	$741	2,804
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	0	(128)
Depreciation	273	291
Amortization of premiums, net	26	37
Amortization of deferred loan fees	(71)	(64)
Amortization of mortgage servicing rights	161	175
Capitalized mortgage servicing rights	(212)	(187)
Gain on sales of real estate and premises	(19)	(77)
Gain on sales of loans	(678)	(909)
Proceeds from sale of loans held for sale	26,527	27,605
Disbursements on loans held for sale	(24,953)	(22,672)
Amortization of restricted stock awards	40	76
Amortization of unearned ESOP shares	48	49
Cancellation of vested restricted stock awards	(88)	0
Earned employee stock ownership shares priced below original cost	(18)	(23)
Stock option compensation	1	2
Decrease in accrued interest receivable	47	187
Decrease in accrued interest payable	(74)	(218)
Decrease in other assets	99	377
Increase (decrease) in other liabilities	11	(745)
Other, net	125	74

Net cash provided by operating activities	1,986	6,654

Cash flows from investing activities:
Principal collected on securities available for sale	1,738	2,979
Proceeds collected on maturities of securities available for sale	3,000	35,000
Purchases of securities available for sale	(10,034)	0
Redemption of Federal Home Loan Bank stock	0	50
Proceeds from sales of real estate and premises	572	3,508
Net decrease in loans receivable	18,973	14,063
Gain on sale of branch office	0	(552)
Payment on sale of branch office	0	(36,981)
Purchases of premises and equipment	(119)	(25)

Net cash provided by investing activities	14,130	18,042

Cash flows from financing activities:
Decrease in deposits	(27,316)	(47,250)
Increase in customer escrows	535	691

Net cash used by financing activities	(26,781)	(46,559)

Decrease in cash and cash equivalents	(10,665)	(21,863)
Cash and cash equivalents, beginning of period	83,660	67,840

Cash and cash equivalents, end of period	$72,995	45,977

Supplemental cash flow disclosures:
Cash paid for interest	$1,467	2,280
Cash paid for income taxes	155	5
Supplemental noncash flow disclosures:
Transfer of loans to real estate	0	478
Loans transferred to loans held for sale	509	3,818

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

(2) Basis of Preparation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of comprehensive income, consolidated statement of stockholders’ equity and consolidated statements of cash flows in conformity with U.S. generally accepted accounting principles. However, all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The results of operations for the three-month period ended March 31, 2013 is not necessarily indicative of the results which may be expected for the entire year.

(3) New Accounting Standards

In January 2013, the Financial Accounting Standards Board (the FASB) issued ASU 2013-01, Balance Sheet (Topic 210). The objective of this ASU is to clarify that the scope of ASU 2011-11, Balance Sheet (Topic 210), applies to derivatives including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or are subject to a master netting arrangement or similar agreement. This ASU is the final version of proposed ASU 2011-11, Balance Sheet (Topic 210), which has been deleted. An entity is required to apply the amendments for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this ASU in the first quarter of 2013 did not have any impact on the Company’s consolidated financial statements as it has no outstanding rights of setoff.

In February 2013, the FASB issued ASU 2013-02, Other Comprehensive Income (Topic 220). The amendments in the ASU supersede and replace the presentation requirements of reclassifications out of accumulated other comprehensive income in ASU’s 2011-05 (issued in June 2011) and 2011-12 (issued in December 2011) for all public and private organizations. The amendments require an entity to provide additional information about reclassifications out of accumulated other comprehensive income. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this ASU in the first quarter of 2013 did not have a material impact on the Company’s consolidated financial statements.

(4) Derivative Instruments and Hedging Activities

The Company had commitments outstanding to extend credit to future borrowers that had not closed prior to the end of the quarter. The Company intends to sell these commitments, which are referred to as its mortgage pipeline. As commitments to originate or purchase loans enter the mortgage pipeline, the Company generally enters into commitments to sell the mortgage pipeline into the secondary market on a firm commitment or best efforts basis. The commitments to originate, purchase or sell loans on a firm commitment basis are derivatives and are recorded at market value. As a result of marking these derivatives to market for the period ended March 31, 2013, the Company recorded an increase in other assets of $2,000, an increase in other liabilities of $4,000 and a loss included in the gain on sales of loans of $2,000. As a result of marking these derivatives to market for the period ended March 31, 2012, the Company recorded an increase in other assets of $14,000, an increase in other liabilities of $11,000 and a gain included in the gain on sales of loans of $3,000.

The current commitments to sell loans held for sale are derivatives that do not qualify for hedge accounting. As a result, these derivatives are marked to market and the related loans held for sale are recorded at the lower-of-cost-or-market. The Company recorded an increase in other liabilities of $11,000 and a loss included in the gain on sales of loans of $11,000 for the period ended March 31, 2013. The Company recorded a decrease in other liabilities of $56,000 and a gain included in the gain on sales of loans of $56,000 for the period ended March 31, 2012.

(5) Fair Value Measurements

ASC 820, Fair Value Measurements, establishes a framework for measuring the fair value of assets and liabilities using a hierarchy system consisting of three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

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

Level 3 - Valuation is generated from model-based techniques that use significant assumptions not observable in the market and are used only to the extent that observable inputs are not available. These unobservable assumptions reflect our own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

The following table summarizes the assets of the Company for which fair values are determined on a recurring basis as of March 31, 2013 and December 31, 2012.

	Carrying value at March 31, 2013
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale	$91,024	41	90,983	0
Mortgage loan commitments	(55)	0	(55)	0

Total	$90,969	41	90,928	0

	Carrying value at December 31, 2012
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale	$85,891	81	85,810	0
Mortgage loan commitments	(40)	0	(40)	0

Total	$85,851	81	85,770	0

There were no transfers between Levels 1, 2, or 3 during the three months ended March 31, 2013.

The Company may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from the application of the lower-of-cost-or-market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis that were still held at March 31, 2013 and December 31, 2012, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at March 31, 2013 and December 31, 2012.

					Three months ended
	Carrying value at March 31, 2013				March 31, 2013
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	total gains (losses)
Loans held for sale	$2,210	0	2,210	0	11
Mortgage servicing rights	1,783	0	1,783	0	0
Loans(1)	27,472	0	27,472	0	(3,877)
Real estate, net(2)	9,918	0	9,918	0	(117)

Total	$41,383	0	41,383	0	(3,983)

					Year ended
	Carrying value at December 31, 2012				December 31, 2012
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	total gains (losses)
Loans held for sale	$2,584	0	2,584	0	15
Mortgage servicing rights	1,732	0	1,732	0	0
Loans(1)	32,287	0	32,287	0	(2,307)
Real estate, net(2)	10,595	0	10,595	0	(569)

Total	$47,198	0	47,198	0	(2,861)

(1)	Represents carrying value and related write-downs of loans for which adjustments are based on the appraised value of the collateral. The carrying value of loans fully charged-off is zero.
(2)	Represents the fair value and related losses of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

(6) Fair Value of Financial Instruments

Generally accepted accounting principles require interim reporting period disclosure about the fair value of financial instruments, including assets, liabilities and off-balance sheet items for which it is practicable to estimate fair value. The fair value hierarchy level for each asset and liability, as defined in note 5, have been included in the following table for March 31, 2013. The fair value estimates are made based upon relevant market information, if available, and upon the characteristics of the financial instruments themselves. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based upon judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. The estimated fair value of the Company’s financial instruments as of March 31, 2013 and December 31, 2012 are shown below.

	March 31, 2013						December 31, 2012
	Carrying	Estimated	Fair value hierarchy			Contract	Carrying	Estimated	Fair value hierarchy			Contract amount
(Dollars in thousands)	amount	fair value	Level 1	Level 2	Level 3	amount	amount	fair value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$72,995	72,995	72,995				83,660	83,660	83,660
Securities available for sale	91,024	91,024	41	90,983			85,891	85,891	81	85,810
Loans held for sale	2,210	2,210		2,210			2,584	2,584		2,584
Loans receivable, net	434,634	438,400		438,400			454,045	459,177		459,177
Accrued interest receivable	1,971	1,971		1,971			2,018	2,018		2,018
Financial liabilities:
Deposits	487,645	487,645		487,645			514,951	514,951		514,951
Federal Home Loan Bank advances	70,000	70,863		70,863			70,000	71,623		71,623
Accrued interest payable	173	173		173			247	247		247
Off-balance sheet financial instruments:
Commitments to extend credit	29	29				90,678	27	27				87,877
Commitments to sell loans	(55)	(55)				4,610	(40)	(40)				7,046

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

(7) Other Comprehensive Loss

Other comprehensive loss is defined as the change in equity during a period from transactions and other events from nonowner sources. Comprehensive income is the total of net income and other comprehensive loss, which for the Company is comprised of unrealized losses on securities available for sale. The components of other comprehensive loss and the related tax effects were as follows:

	For the period ended March 31,
	2013			2012
(Dollars in thousands)	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Securities available for sale:
Net unrealized losses arising during the period	$(146)	0	(146)	(179)	0	(179)

Other comprehensive loss	$(146)	0	(146)	(179)	0	(179)

(8) Securities Available For Sale

The following table shows the gross unrealized losses and fair values for the securities available for sale portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2013 and December 31, 2012.

	March 31, 2013
	Less than twelve months			Twelve months or more			Total
(Dollars in thousands)	# of Investments	Fair Value	Unrealized Losses	# of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Other marketable securities:
U.S. Government agency obligations	3	$12,993	(9)	0	$0	0	$12,993	(9)
Corporate preferred stock	0	0	0	1	245	(455)	245	(455)

Total temporarily impaired securities	3	$12,993	(9)	1	$245	(455)	$13,238	(464)

	December 31, 2012
	Less than twelve months			Twelve months or more			Total
(Dollars in thousands)	# of Investments	Fair Value	Unrealized Losses	# of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Other marketable securities:
U.S. Government agency obligations	1	$4,996	(4)	0	$0	0	$4,996	(4)
Corporate preferred stock	0	0	0	1	245	(455)	245	(455)

Total temporarily impaired securities	1	$4,996	(4)	1	$245	(455)	$5,241	(459)

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

The unrealized losses reported for corporate preferred stock at March 31, 2013 and December 31, 2012 related to a single trust preferred security that was issued by the holding company of a small community bank. Typical of most trust preferred issuances, the issuer has the ability to defer interest payments for up to five years with interest payable on the deferred balance. In October 2009, the issuer elected to defer its scheduled interest payments as allowed by the terms of the security agreement. The issuer’s subsidiary bank has incurred operating losses due to increased provisions for loan losses but still meets the regulatory requirements to be considered “well capitalized” based on its most recent regulatory filing. Based on a review of the issuer, it was determined that the trust preferred security was not other-than-temporarily impaired at March 31, 2013. The Company does not intend to sell the preferred stock and has the intent and ability to hold it for a period of time sufficient to recover the temporary loss. Management believes that the Company will receive all principal and interest payments contractually due on the security and that the decrease in the market value is primarily due to a lack of liquidity in the market for trust preferred securities and the deferral of interest by the issuer. Management will continue to monitor the credit risk of the issuer and may be required to recognize other-than-temporary impairment charges on this security in future periods.

A summary of securities available for sale at March 31, 2013 and December 31, 2012 is as follows:

(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
March 31, 2013:
Mortgage-backed securities:
FHLMC	$4,656	251	0	4,907
FNMA	3,393	245	0	3,638
Collateralized mortgage obligations:
FNMA	41	0	0	41

	8,090	496	0	8,586

Other marketable securities:
U.S. Government agency obligations	82,073	129	(9)	82,193
Corporate preferred stock	700	0	(455)	245

	82,773	129	(464)	82,438

	$90,863	625	(464)	91,024

(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
December 31, 2012:
Mortgage-backed securities:
FHLMC	$5,669	294	0	5,963
FNMA	4,076	301	0	4,377
Collateralized mortgage obligations:
FNMA	80	1	0	81

	9,825	596	0	10,421

Other marketable securities:
U.S. Government agency obligations	75,059	170	(4)	75,225
Corporate preferred stock	700	0	(455)	245

	75,759	170	(459)	75,470

	$85,584	766	(459)	85,891

The following table indicates amortized cost and estimated fair value of securities available for sale at March 31, 2013 based upon contractual maturity adjusted for scheduled repayments of principal and projected prepayments of principal based upon current economic conditions and interest rates.

(Dollars in thousands)	Amortized Cost	Fair Value
Due less than one year	$40,269	40,499
Due after one year through five years	49,894	50,280
Due after 10 years	700	245

Total	$90,863	91,024

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

(9) Loans Receivable, Net

A summary of loans receivable at March 31, 2013 and December 31, 2012 is as follows:

(Dollars in thousands)	March 31, 2013	December 31, 2012
1-4 family	$91,416	97,037
Commercial real estate:
Residential developments	46,091	46,343
Other	190,843	198,564

	236,934	244,907
Consumer	54,049	53,975
Commercial business:
Construction industry	6,025	2,666
Other	68,220	77,188

	74,245	79,854

Total loans	456,644	475,773
Less:
Unamortized discounts	26	33
Net deferred loan fees	43	87
Allowance for loan losses	21,941	21,608

Total loans receivable, net	$434,634	454,045

(10) Allowance for Loan Losses and Credit Quality Information

The allowance for loan losses is summarized as follows:

(Dollars in thousands)	1-4 Family	Commercial Real Estate	Consumer	Commercial Business	Total
Balance, December 31, 2012	$2,821	13,588	1,146	4,053	21,608
Provision for losses	(469)	968	182	(681)	0
Charge-offs	0	(337)	(46)	0	(383)
Recoveries	0	362	62	292	716

Balance, March 31, 2013	$2,352	14,581	1,344	3,664	21,941

Balance, December 31, 2011	$3,718	13,622	1,159	5,389	23,888
Provision for losses	30	(184)	219	(193)	(128)
Charge-offs	0	(2,630)	(265)	(8)	(2,903)
Recoveries	0	241	9	317	567

Balance, March 31, 2012	$3,748	11,049	1,122	5,505	21,424

Allocated to:
Specific reserves	$571	2,591	537	1,114	4,813
General reserves	2,250	10,997	609	2,939	16,795

Balance, December 31, 2012	$2,821	13,588	1,146	4,053	21,608

Allocated to:
Specific reserves	$477	5,563	699	1,588	8,327
General reserves	1,875	9,018	645	2,076	13,614

Balance, March 31, 2013	$2,352	14,581	1,344	3,664	21,941

Loans receivable at December 31, 2012:
Individually reviewed for impairment	$4,687	28,195	1,823	2,395	37,100
Collectively reviewed for impairment	92,350	216,712	52,152	77,459	438,673

Ending balance	$97,037	244,907	53,975	79,854	475,773

Loans receivable at March 31, 2013:
Individually reviewed for impairment	$4,309	27,229	1,711	2,450	35,699
Collectively reviewed for impairment	87,107	209,705	52,338	71,795	420,945

Ending balance	$91,416	236,934	54,049	74,245	456,644

\

The following table summarizes the amount of classified and unclassified loans at March 31, 2013 and December 31, 2012:

	March 31, 2013
	Classified					Unclassified
(Dollars in thousands)	Special Mention	Substandard	Doubtful	Loss	Total	Total	Total Loans
1-4 family	$1,756	12,939	32	0	14,727	76,689	91,416
Commercial real estate:
Residential developments	714	34,732	0	0	35,446	10,645	46,091
Other	18,572	29,336	0	0	47,908	142,935	190,843
Consumer	0	1,402	95	215	1,712	52,337	54,049
Commercial business:
Construction industry	0	485	0	0	485	5,540	6,025
Other	1,230	9,946	335	0	11,511	56,709	68,220

	$22,272	88,840	462	215	111,789	344,855	456,644

	December 31, 2012
	Classified					Unclassified
(Dollars in thousands)	Special Mention	Substandard	Doubtful	Loss	Total	Total	Total Loans
1-4 family	$1,004	13,915	33	0	14,952	82,085	97,037
Commercial real estate:
Residential developments	744	36,210	0	0	36,954	9,389	46,343
Other	17,170	30,365	0	0	47,535	151,029	198,564
Consumer	0	1,543	123	157	1,823	52,152	53,975
Commercial business:
Construction industry	0	320	0	0	320	2,346	2,666
Other	1,224	12,628	134	0	13,986	63,202	77,188

	$20,142	94,981	290	157	115,570	360,203	475,773

Classified loans represent special mention, performing substandard and non-performing loans. Loans classified as substandard are loans that are generally inadequately protected by the current net worth and paying capacity of the obligor, or by the collateral pledged, if any. Loans classified as substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Loans classified as doubtful have the weaknesses of those classified as substandard, with additional characteristics that make collection in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. A loan classified as loss is considered uncollectible and of such little value that continuance as an asset on the balance sheet is not warranted. Loans classified as substandard or doubtful require the Bank to perform an analysis of the individual loan and charge-off any loans, or portion thereof, that are deemed uncollectible.

The aging of past due loans at March 31, 2013 and December 31, 2012 are summarized as follows:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
March 31, 2013
1-4 family	$1,775	0	13	1,788	89,628	91,416	0
Commercial real estate:
Residential developments	308	0	968	1,276	44,815	46,091	0
Other	0	0	208	208	190,635	190,843	0
Consumer	1,410	120	10	1,540	52,509	54,049	0
Commercial business:
Construction industry	0	0	78	78	5,947	6,025	0
Other	0	0	260	260	67,960	68,220	0

	$3,493	120	1,537	5,150	451,494	456,644	0

December 31, 2012
1-4 family	$1,172	240	0	1,412	95,625	97,037	0
Commercial real estate:
Residential developments	0	0	0	0	46,343	46,343	0
Other	49	0	289	338	198,226	198,564	0
Consumer	591	80	0	671	53,304	53,975	0
Commercial business:
Construction industry	45	0	79	124	2,542	2,666	0
Other	1,441	106	7,467	9,014	68,174	77,188	7,423

	$3,298	426	7,835	11,559	464,214	475,773	7,423

Impaired loans include loans that are non-performing (non-accruing) and loans that have been modified in a troubled debt restructuring (TDR). The following table summarizes impaired loans and related allowances as of March 31, 2013 and December 31, 2012:

	March 31, 2013			December 31, 2012
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans with no related allowance recorded:
1-4 family	$1,638	1,826	0	1,617	1,617	0
Commercial real estate:
Residential developments	8,385	13,174	0	10,714	15,530	0
Other	387	387	0	640	640	0
Consumer	251	258	0	393	400	0
Commercial business:
Construction industry	63	830	0	102	1,038	0
Other	3	3	0	34	534	0
Loans with an allowance recorded:
1-4 family	2,671	2,714	477	3,070	3,114	571
Commercial real estate:
Residential developments	15,953	18,438	4,339	14,061	16,545	1,669
Other	2,504	3,007	1,223	2,780	3,133	921
Consumer	1,460	1,460	700	1,430	1,430	537
Commercial business:
Construction industry	69	69	69	74	74	62
Other	2,315	3,067	1,519	2,185	2,936	1,053
Total:
1-4 family	4,309	4,540	477	4,687	4,731	571
Commercial real estate:
Residential developments	24,338	31,612	4,339	24,775	32,075	1,669
Other	2,891	3,394	1,223	3,420	3,773	921
Consumer	1,711	1,718	700	1,823	1,830	537
Commercial business:
Construction industry	132	899	69	176	1,112	62
Other	2,318	3,070	1,519	2,219	3,470	1,053

	$35,699	45,233	8,327	37,100	46,991	4,813

The following table summarizes the average recorded investment and interest income recognized on impaired loans during the three months ended March 31, 2013 and 2012:

	March 31, 2013		March 31, 2012
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance recorded:
1-4 family	$1,628	16	3,409	27
Commercial real estate:
Residential developments	9,550	31	9,767	227
Other	514	5	3,814	10
Consumer	322	1	425	1
Commercial business:
Construction/development	83	0	438	0
Other	19	0	1,493	0
Loans with an allowance recorded:
1-4 family	2,871	8	4,069	23
Commercial real estate:
Residential developments	15,007	13	14,733	37
Other	2,642	3	5,967	4
Consumer	1,445	10	867	11
Commercial business:
Construction/development	72	0	84	0
Other	2,250	8	5,091	15
Total:
1-4 family	4,499	24	7,478	50
Commercial real estate:
Residential developments	24,557	44	24,500	264
Other	3,156	8	9,781	14
Consumer	1,767	11	1,292	12
Commercial business:
Construction/development	155	0	522	0
Other	2,269	8	6,584	15

	$36,403	95	50,157	355

At March 31, 2013 and December 31, 2012, non-accruing loans totaled $28.8 million and $30.0 million, respectively, for which the related allowance for loan losses was $7.2 million and $3.2 million, respectively. The increase in the related allowances is due primarily to increased reserves on several development loans as a result of a decrease in the estimated value of the underlying collateral. All of the interest income that was recognized for non-accruing loans was recognized using the cash basis method of income recognition. Non-accruing loans for which no specific allowance has been recorded, because management determined that the value of the collateral was sufficient to repay the loan, totaled $7.7 million and $10.3 million, respectively. Non-accrual loans also include certain loans that have had terms modified in a TDR.

The non-accrual loans at March 31, 2013 and December 31, 2012 are summarized as follows:

(Dollars in thousands)	March 31, 2013	December 31, 2012
1-4 family	$2,127	$2,492
Commercial real estate:
Residential developments	23,073	23,652
Other	1,517	1,891
Consumer	334	300
Commercial business:
Construction/development	131	176
Other	1,580	1,464

	$28,762	$29,975

At March 31, 2013 and December 31, 2012, there were loans included in loans receivable, net, with terms that had been modified in a TDR totaling $31.6 million and $33.1 million, respectively. For the loans that were restructured in the first quarter of 2013, no loans were classified but performing and $0.2 million were non-performing at March 31, 2013. For the loans that were restructured in the first quarter of 2012, $12.3 million were classified but performing and $4.0 million were non-performing at March 31, 2012.

The following table summarizes troubled debt restructurings at March 31, 2013 and December 31, 2012:

	March 31, 2013			December 31, 2012
(Dollars in thousands)	Accruing	Non-Accrual	Total	Accruing	Non-Accrual	Total
1-4 Family	$2,182	1,031	3,213	2,196	1,404	3,600
Commercial real estate	2,639	22,440	25,079	2,653	23,222	25,875
Consumer	1,377	309	1,686	1,522	292	1,814
Commercial business	739	841	1,580	754	1,012	1,766

	$6,937	24,621	31,558	7,125	25,930	33,055

There were no material commitments to lend additional funds to customers whose loans were restructured or classified as non-accrual at March 31, 2013 or December 31, 2012.

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

When a loan is modified as a TDR, there may be a direct, material impact on the loans within the balance sheet, as principal balances may be partially forgiven. The financial effects of TDR’s are presented in the following table and represent the difference between the outstanding recorded balance pre-modification and post-modification, for the three month periods ending March 31, 2013 and March 31, 2012.

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled debt restructurings:
1-4 family	0	$0	0	27	$3,204	3,204
Commercial real estate:
Residential developments	0	0	0	7	11,479	9,823
Other	2	75	75	6	2,815	2,758
Consumer	4	114	115	8	268	268
Commercial business:
Construction industry	0	0	0	0	0	0
Other	0	0	0	2	244	244

Total	6	$189	190	50	$18,010	16,297

Loans that were restructured within the 12 months preceding March 31, 2013 and March 31, 2012 and defaulted during the three months ended March 31, 2013 and March 31, 2012 are presented in the table below.

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
(Dollars in thousands)	Number of Contracts	Outstanding Recorded Investment	Number of Contracts	Outstanding Recorded Investment
Troubled debt restructurings that subsequently defaulted:
1-4 family	0	$0	1	$93
Commercial real estate:
Residential developments	0	0	0	0
Other	0	0	3	510
Consumer	0	0	0	0
Commercial business:
Construction industry	0	0	0	0
Other	0	0	3	2,777

Total	0	$0	7	$3,380

The Company considers a loan to have defaulted when it becomes 90 or more days past due under the modified terms, when it is placed in non-accrual status, when it becomes other real estate owned, or when it becomes non-compliant with some other material requirement of the modification agreement.

Loans that were non-accrual prior to modification remain on non-accrual status for at least six months following modification. Non-accrual TDR loans that have performed according to the modified terms for six months may be returned to accrual status. Loans that were accruing prior to modification remain on accrual status after the modification as long as the loan continues to perform under the new terms.

TDR’s are reviewed for impairment following the same methodology as other impaired loans. For loans that are collateral dependent, the value of the collateral is reviewed and additional reserves may be added as needed. Loans that are not collateral dependent may have additional reserves established if deemed necessary. The reserves for TDR’s was $6.9 million, or 31.5%, of the total $21.9 million in loan loss reserves at March 31, 2013 and $3.7 million, or 17.2%, of the total $21.6 million in loan loss reserves at December 31, 2012.

(11) Investment in Mortgage Servicing Rights

A summary of mortgage servicing activity is as follows:

(Dollars in thousands)	Three months ended March 31, 2013	Three months ended March 31, 2012
Balance, beginning of period	$1,732	1,485
Originations	212	187
Amortization	(161)	(175)

Balance, end of period	1,783	1,497

Fair value of mortgage servicing rights	$2,395	1,887

All of the loans being serviced were single family loans under the FNMA mortgage-backed security program or the individual loan sale program. The following is a summary of the risk characteristics of the loans being serviced at March 31, 2013.

		Weighted	Weighted
	Loan	Average	Average
	Principal	Interest	Remaining	Number
(Dollars in thousands)	Balance	Rate	Term (months)	of Loans
Original term 30 year fixed rate	$203,176	4.45%	303	1,742
Original term 15 year fixed rate	123,189	3.54	147	1,404
Adjustable rate	314	3.53	300	6

The gross carrying amount of mortgage servicing rights and the associated accumulated amortization at March 31, 2013 is presented in the following table. Amortization expense was $161,000 and $175,000 for the three months ended March 31, 2013 and 2012, respectively.

	March 31, 2013
	Gross		Unamortized
	Carrying	Accumulated	Mortgage
(Dollars in thousands)	Amount	Amortization	Servicing Rights
Mortgage servicing rights	$2,494	(711)	1,783

Total	$2,494	(711)	1,783

	March 31, 2012
	Gross		Unamortized
	Carrying	Accumulated	Mortgage
(Dollars in thousands)	Amount	Amortization	Servicing Rights
Mortgage servicing rights	$2,135	(638)	1,497

Total	$2,135	(638)	1,497

The following table indicates the estimated future amortization expense for amortized mortgage servicing rights:

(Dollars in thousands)
Year ending December 31,
2013	$410
2014	391
2015	363
2016	292
2017	185
Thereafter	142

Projections of amortization are based on existing asset balances and the existing interest rate environment as of March 31, 2013. The Company’s actual experience may be significantly different depending upon changes in mortgage interest rates and other market conditions.

(12) Earnings per Common Share

The following table reconciles the weighted average shares outstanding and the earnings available to common shareholders used for basic and diluted earnings per share:

	Three months ended March 31,
(Dollars in thousands, except per share data)	2013	2012
Weighted average number of common shares outstanding used in basic earnings per common share calculation	3,996,297	3,914,220
Net dilutive effect of:
Restricted stock awards	115,507	99,513

Weighted average number of shares outstanding adjusted for effect of dilutive securities	4,111,804	4,013,733

Income available to common shareholders	$265	2,343
Basic earnings per common share	$0.07	0.60
Diluted earnings per common share	$0.06	0.58

(13) Regulatory Capital and Oversight

On July 21, 2011, the Office of Thrift Supervision (the OTS) was integrated into the Office of the Comptroller of the Currency (the OCC), which became the Bank’s primary banking regulator, and the primary banking regulator for the Company became the Federal Reserve Board (the FRB).

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

The Bank entered into a written Supervisory Agreement with the OTS, effective February 22, 2011, that primarily relates to the Bank’s financial performance and credit quality issues. This agreement replaced the prior memorandum of understanding that the Bank entered into with its primary regulator on December 9, 2009. In accordance with the agreement, the Bank submitted a two year business plan in May of 2011 that the OCC accepted with the expectation that the Bank would be in adherence with the OCC’s Notification of Establishment of Higher Minimum Capital Ratios, dated August 8, 2011, or IMCR, which required the Bank to establish and maintain a minimum core capital ratio of 8.5% by December 31, 2011. The IMCR is discussed more fully below. As required by the Supervisory Agreement, the Bank submitted updated two year business plans in January of 2012 and 2013. The Bank must operate within the parameters of the business plan and is required to monitor and submit periodic reports on its compliance with the plan. The Bank also submitted problem asset reduction plans at the same time that the business plans were submitted. The Bank must operate within the parameters of the problem asset plan and is required to monitor and submit periodic reports on its compliance with the plan. The Bank has also revised its loan modification policies and its program for identifying, monitoring and controlling risk associated with concentrations of credit, and improved the documentation relating to the allowance for loan and lease losses as required by the agreement. In addition, without the consent of the OCC, the Bank may not declare or pay any cash dividends, increase its total assets during any quarter in excess of the amount of the net interest credited on deposit liabilities during the prior quarter, enter into any new contractual arrangement or renew or extend any existing arrangement related to compensation or benefits with any directors or officer, make any golden parachute payments, or enter into any significant contracts with a third party service provider. The Bank believes it was in compliance with all requirements of the Supervisory Agreement at March 31, 2013.

The Company also entered into a written Supervisory Agreement with the OTS effective February 22, 2011. This agreement replaced the prior memorandum of understanding that the Company entered into with its primary regulator on December 9, 2009. As required by the Supervisory Agreement, the Company submitted updated two year consolidated capital plans in January of 2012 and 2013. The Company must operate within the parameters of the capital plan and is required to monitor and submit periodic reports on its compliance with the plan. In addition, without the consent of the FRB, the Company may not incur or issue any debt, guarantee the debt of any entity, declare or pay any cash dividends or repurchase any of the Company’s capital stock, enter into any new contractual arrangement or renew or extend any existing arrangement related to compensation or benefits with any director or officer, or make any golden parachute payments. The Company believes it was in compliance with all requirements of its Supervisory Agreement at March 31, 2013.

Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Tier I (Core) capital, and Risk-based capital (as defined in the regulations) to total assets (as defined).

On March 31, 2013, the Bank’s tangible assets were $626.6 million, its adjusted total assets were $626.7 million and its risk-weighted assets were $425.7 million. The following table presents the Bank’s capital amounts and ratios at March 31, 2013 for actual capital, required capital and excess capital including ratios required to qualify as a well capitalized institution under the Prompt Corrective Actions regulations.

	Actual		Required to be Adequately Capitalized		Excess Capital		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Percent of Assets(1)	Amount	Percent of Assets(1)	Amount	Percent of Assets(1)	Amount	Percent of Assets(1)
Bank stockholder’s equity	$64,002
Less:
Net unrealized gains (losses) on certain securities available for sale	(195)
Disallowed servicing and tax assets	0

Tier I or core capital	64,197
Tier I capital to adjusted total assets		10.24%	$25,071	4.00%	$39,126	6.24%	$31,339	5.00%
Tier I capital to risk-weighted assets		15.08%	$17,029	4.00%	$47,168	11.08%	$25,543	6.00%
Plus:
Allowable allowance for loan losses	5,521

Risk-based capital	$69,718		$34,057		$35,661		$42,572

Risk-based capital to risk- weighted assets		16.38%		8.00%		8.38%		10.00%

(1)	Based upon the Bank’s adjusted total assets for the purpose of the tangible and core capital ratios and risk-weighted assets for the purpose of the risk-based capital ratio.

The OCC has established an IMCR for the Bank. An IMCR requires a bank to establish and maintain levels of capital greater than those generally required for a bank to be classified as “well-capitalized.” Effective December 31, 2011, the Bank was required to establish, and subsequently maintain, core capital at least equal to 8.5% of adjusted total assets, which was in excess of the Bank’s 7.14% core capital to adjusted total assets ratio at December 31, 2011. In February 2012, the Bank received a notice from the OCC arising out of its failure to establish and maintain its IMCR of 8.5% core capital to adjusted total assets at December 31, 2011. In April 2012, the Bank submitted to the OCC a written capital plan of how it would maintain its IMCR and a contingency plan in the event the IMCR was not maintained through the Bank’s primary plan. As a result of a decrease in assets and improved financial results, the Bank’s core capital to adjusted total assets ratio improved to 10.24% at March 31, 2013.

Management believes that, as of March 31, 2013, the Bank’s capital ratios were in excess of those quantitative capital ratio standards set forth under the prompt corrective action regulations referenced above. However, there can be no assurance that the Bank will continue to maintain such status in the future. The OCC has extensive discretion in its supervisory and enforcement activities, and can adjust the requirement to be “well-capitalized” in the future.

In order to improve its capital ratios and comply with its IMCR, the Bank has, among other things, improved its financial results, reduced non-performing assets, and decreased the asset size of the Bank. In 2012, the Bank sold substantially all of the assets and deposit liabilities associated with its Toledo, Iowa branch, and in March 2013 the Bank’s 55th street branch office in Rochester, Minnesota was closed to further reduce costs. In light of its continued focus on complying with the IMCR, the Bank may also determine that is is necessary or prudent to dispose of other non-strategic assets. These actions have resulted, and may result, in changes in the Bank’s assets, liabilities and earnings, some of which may be material, during the period in which the action is taken or is consummated or over a longer period of time. Further, the Company may determine it prudent, or be required by supervising banking regulators, to issue capital of which there can be no assurance that, if issued, it would be on terms favorable to the Company. If the Company issues additional shares of common stock or other equity securities, it could dilute the ownership interests of existing stockholders and, given our current common stock trading price, raising additional capital could dilute the per share book value of the Company’s common stock and could result in a change of control of the Company and the Bank.

The capital requirements of the Company and the Bank may be affected in the future by regulatory changes proposed in June 2012 by the FRB, the Federal Deposit Insurance Corporation (the FDIC) and the OCC to establish an integrated regulatory capital framework for implementing the Basel Committee on Banking Supervision’s Basel III regulatory capital reforms and changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. The proposals would, among other things, apply a strengthened set of capital requirements to both the Bank and the Company and revise the rules for calculating risk-weighted assets for purposes of such requirements. These federal agencies have received comments on the proposed rules but have not issued final rules, so the details and the timetable for implementation of these rules remain uncertain.

(14) Preferred Stock

The Company’s certificate of incorporation authorizes the issuance of up to 500,000 shares of preferred stock, and on December 23, 2008, the Company completed the sale of 26,000 shares of cumulative perpetual preferred stock to the United States Treasury. The preferred stock has a liquidation value of $1,000 per share and a related warrant was also issued to purchase 833,333 shares of HMN common stock at an exercise price of $4.68 per share. The transaction was part of the United States Treasury’s capital purchase program under the Emergency Economic Stabilization Act of 2008. Under the terms of the sale, the preferred shares are entitled to a quarterly cumulative compounding dividend at a stated rate of 5% per annum for each of the first five years of the investment, increasing to 9% thereafter, unless HMN redeems the shares. The Company made all required dividend payments to the Treasury on the outstanding preferred stock in 2009 and 2010 but has deferred the last nine quarterly dividend payments, beginning with the February 15, 2011 dividend payment. The deferred dividend payments of $3.1 million have been accrued for payment in the future and are being reported for the deferral period as a preferred dividend requirement that is deducted from income for financial statement purposes to arrive at the net income available to common shareholders. Under the terms of the certificate of designations for the preferred stock, dividend payments may be deferred but the dividend is cumulative and compounds quarterly while unpaid. In addition, since the Company failed to pay dividends for six quarters, the Treasury had the right to appoint two representatives to the Company’s board of directors. Treasury did not exercise this right.

On February 8, 2013, the Treasury sold the preferred stock issued by the Company to unaffiliated third party investors in a private transaction for $18.8 million. The Company received no proceeds from the sale and it had no effect on the terms of the outstanding preferred stock, including the Company’s obligation to satisfy accrued and unpaid dividends prior to the payment of any dividend or other distribution to holders of junior stock, including the Company’s common stock, and an increase in the dividend rate from 5% to 9%, commencing with the dividend payment date of February 15, 2014. Further, the sale of the preferred stock had no effect on the Company’s capital, financial condition or results of operations. Because of the sale, the Company generally is no longer subject to the various executive compensation and corporate governance requirements to which participants in Treasury’s Capital Purchase Program were subject while Treasury held the preferred stock. In addition, the Company has been advised that the current holders of substantially all of the preferred stock have entered into agreements with the FRB pursuant to which they have each agreed not to take actions, without the consent of the FRB, which might be construed as exercising or attempting to exercise a controlling influence over the management or policies of the Company or the Bank, including exercise of any right to elect any representatives to the Company’s board of directors.

Under the terms of the Company’s and Bank’s Supervisory Agreements with their federal banking regulators as described in Note 13, neither the Company nor the Bank may declare or pay any cash dividends, or purchase or redeem any capital stock, without prior notice to, and consent of, these regulators. Subject to the foregoing, the preferred stock may be redeemed in whole or in part, at par plus accrued and unpaid dividends. The preferred stock is non-voting (except as described above in respect of the election of up to two directors when preferred stock dividends remain unpaid), other than certain class voting rights.

The sale of preferred stock did not include the sale of a warrant to purchase 833,333 shares of the Company’s common stock at an exercise price of $4.68, which Treasury continues to hold and may sell in its discretion at any time, subject to applicable securities laws and the Company’s right to repurchase the warrant at fair market value under the terms of the Company’s agreements with Treasury. The warrant may be exercised at any time over its ten-year term and Treasury has agreed not to exercise any voting rights received by acquiring common stock on the exercise of the warrant. The discount on the common stock warrant is being amortized over five years. Both the preferred securities and the discount qualify as Tier I capital.

(15) Commitments and Contingencies

The Bank issued standby letters of credit which guarantee the performance of customers to third parties. The standby letters of credit issued and available at March 31, 2013 were approximately $1.5 million, expire over the next two years, and are collateralized primarily with commercial real estate mortgages. Since the conditions under which the Bank is required to fund the standby letters of credit may not materialize, the cash requirements are expected to be less than the total outstanding commitments.

(16) Business Segments

The Bank has been identified as a reportable operating segment in accordance with the provisions of ASC 280. SFC and HMN did not meet the quantitative thresholds for determining reportable segments and, therefore, are included in the “Other” category.

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

(Dollars in thousands)	Home Federal Savings Bank	Other	Eliminations	Consolidated Total
At or for the quarter ended March 31, 2013:
Interest income - external customers	$6,323	0	0	6,323
Non-interest income - external customers	1,874	0	0	1,874
Intersegment interest income	0	1	(1)	0
Intersegment non-interest income	46	983	(1,029)	0
Interest expense	1,393	0	(1)	1,392
Amortization of mortgage servicing rights, net	161	0	0	161
Other non-interest expense	5,704	220	(46)	5,878
Income tax expense	0	25	0	25
Net income	985	739	(983)	741
Total assets	626,896	64,746	(64,556)	627,086
At or for the quarter ended March 31, 2012:
Interest income - external customers	$8,275	0	0	8,275
Non-interest income - external customers	2,706	0	0	2,706
Intersegment interest income	0	1	(1)	0
Intersegment non-interest income	47	3,024	(3,071)	0
Interest expense	2,063	0	(1)	2,062
Amortization of mortgage servicing rights, net	175	0	0	175
Other non-interest expense	5,892	223	(47)	6,068
Income tax expense	0	0	0	0
Net income	3,026	2,802	(3,024)	2,804
Total assets	706,328	61,739	(61,658)	706,409

HMN FINANCIAL, INC.

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Information

This quarterly report and other reports filed by the Company with the Securities and Exchange Commission may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are often identified by such forward-looking terminology as “expect,” “intend,” “look,” “believe,” “anticipate,” “estimate,” “project,” “seek,” “may,” “will,” “would,” “could,” “should,” “trend,” “target,” and “goal” or similar statements or variations of such terms and include, but are not limited to, those relating to increasing our core deposit relationships, reducing non-performing assets, reducing expense and generating improved financial results; the adequacy and amount of available liquidity and capital resources to the Bank; the Company’s liquidity and capital requirements; our expectations for core capital and our strategies and potential strategies for improvement thereof; our pursuit of alternatives to restructure or reacquire Preferred Stock; changes in the size of the Bank’s loan portfolio; the recovery of the valuation allowance on deferred tax assets; the amount and mix of the Bank’s non-performing assets and the appropriateness of the allowance therefor; future losses on non-performing assets; the amount of interest-earning assets; the amount and mix of brokered and other deposits (including the Company’s ability to renew brokered deposits); the availability and use of alternate funding sources; including FHLB advances, the payment of dividends; the future outlook for the Company; the amount of deposits that will be withdrawn from checking and money market accounts and how the withdrawn deposits will be replaced; the projected changes in net interest income based on rate shocks; the range that interest rates may fluctuate over the next twelve months; the net market risk of interest rate shocks; the future outlook for the issuer trust preferred securities held by the Bank; and the Bank’s compliance with regulatory standards generally (including the Bank’s status as “well-capitalized”), and supervisory agreements, individual minimum capital requirements or other supervisory directives or requirements to which the Company or the Bank are or may become expressly subject, specifically, and possible responses of the OCC and FRB and the Bank and the Company to any failure to comply with any such regulatory standard, agreement or requirement. A number of factors could cause actual results to differ materially from the Company’s assumptions and expectations. These include, but are not limited to, the adequacy and marketability of real estate and other collateral securing loans to borrowers; federal and state regulation and enforcement, including restrictions set forth in the supervisory agreements between each of the Company and the Bank and the OCC and the FRB; possible legislative and regulatory changes, including changes in the degree and manner of regulatory supervision, the ability of the Company and the Bank to establish and adhere to plans and policies relating to, among other things, capital, business, non-performing assets, loan modifications, documentation of loan loss allowance and concentrations of credit that are satisfactory to the OCC and the FRB, as applicable, in accordance with the terms of the Company and the Bank supervisory agreements and to otherwise manage the operations of the Company and the Bank to ensure compliance with other requirements set forth in the supervisory agreements; the ability of the Company and the Bank to obtain required consents from the OCC and the FRB, as applicable, under the supervisory agreements or other directives; the ability of the Bank to comply with its individual minimum capital requirement and other applicable regulatory capital requirements; enforcement activity of the OCC and the FRB in the event of our non-compliance with any applicable regulatory standard, agreement or requirement; adverse economic, business and competitive developments such as shrinking interest margins, reduced collateral values, cash inflows and deposit outflows, changes in credit or other risks posed by the Company’s loan and investment portfolios, relative costs associated with alternate funding sources, technological, computer-related or operational difficulties, results of litigation, and reduced demand for financial services and loan products; changes in accounting policies and guidelines, or monetary and fiscal policies of the federal government or tax laws; international economic developments; the Company’s access to and adverse changes in securities markets and the investment expectations of holders of our capital stock; the market for credit related assets; or other significant uncertainties. Additional factors that may cause actual results to differ from the Company’s assumptions and expectations include those set forth in the Company’s most recent filings on Forms 10-K and 10-Q with the Securities and Exchange Commission. All forward-looking statements are qualified by, and should be considered in conjunction with, such cautionary statements. For additional discussion of the risks and uncertainties applicable to the Company, see the “Risk Factors” sections of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and Part II, Item 1A of its Quarterly Reports on Form 10-Q.

General

The earnings of the Company are primarily dependent on the Bank’s net interest income, which is the difference between interest earned on loans and investments, and the interest paid on interest-bearing liabilities such as deposits, FHLB advances, and FRB borrowings. The difference between the average rate of interest earned on assets and the average rate paid on liabilities is the “interest rate spread.” Net interest income is produced when interest-earning assets equal or exceed interest-bearing liabilities and there is a positive interest rate spread. Net interest income and net interest rate spread are affected by changes in interest rates, the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. The Company’s net income is also affected by the generation of non-interest income, which consists primarily of gains or losses from the sale of securities, gains from the sale of loans, fees for servicing mortgage loans, and the generation of fees and service charges on deposit accounts. The Bank incurs expenses in addition to interest expense in the form of salaries and benefits, occupancy expenses, provisions for loan losses, and amortization of mortgage servicing assets. The earnings of financial institutions, such as the Bank, are also significantly affected by prevailing economic and competitive conditions, particularly changes in interest rates, government monetary and fiscal policies, and regulations of various regulatory authorities. Lending activities are influenced by the demand for and supply of business credit, single family and commercial properties, competition among lenders, the level of interest rates and the availability of funds. Deposit flows and costs of deposits are influenced by prevailing market rates of interest on competing investments, account maturities and the levels of personal income and savings.

Between 2008 and 2011, the Company’s commercial business and commercial real estate loan portfolios required significant charge-offs due primarily to decreases in the estimated value of the underlying collateral supporting the loans, as many of these loans were made to borrowers in or associated with the real estate industry. The decrease in the estimated collateral value was primarily the result of reduced demand for real estate, particularly as it relates to single-family and commercial land developments. More stringent lending standards implemented by the mortgage industry in recent years have made it more difficult for some borrowers with marginal credit to qualify for a mortgage. This decrease in available credit and the overall weakness in the economy reduced the demand for single family homes and the values of existing properties and developments where the Company’s commercial loan portfolio has concentrations. Consequently, our level of non-performing assets and the related provision for loan losses increased significantly in the past several years, relative to periods before 2008. The increased levels of non-performing assets, related provisions for loan losses and loan charge-offs and expenses associated with real estate owned, and the allowances against deferred taxes arising from adverse results of operations, were the primary reasons for the net losses incurred by the Company in each of the years 2008 through 2011. In 2012 and to date in 2013, commercial real estate values began to stabilize and fewer charge-offs were recorded than in the previous four years.

Between December 31, 2008 and December 31, 2012, the total assets of the Company decreased $492 million and in the first quarter of 2013 total assets declined an additional $26 million. The decrease in assets was primarily in the commercial loan portfolio, which occurred because of limited loan demand and the Company’s focus on improving credit quality, reducing loan concentrations, managing interest rate risk, and improving capital ratios. The proceeds received from loan payments were primarily used to reduce the outstanding brokered deposits and FHLB advances and these funding sources decreased $364 million between December 31, 2008 and March 31, 2013. It is anticipated that assets will continue to decrease in the second quarter of 2013 as maturing FHLB advances are anticipated to be repaid with existing cash.

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

The Company maintains significant net deferred tax assets for deductible temporary differences, the largest of which relates to the allowance for loan and real estate losses and net operating loss carry forwards. For income tax purposes, only net charge-offs are deductible, not the entire provision for loan losses. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that the deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon management’s judgment and evaluation of both positive and negative evidence, including the forecasts of future income, tax planning strategies and assessments of the current and future economic and business conditions. The Company considers both positive and negative evidence regarding the ultimate realizability of deferred tax assets. Positive evidence includes current financial performance, the ability to implement tax planning strategies to accelerate taxable income recognition and the probability that taxable income will be generated in future periods. Negative evidence includes the Company’s cumulative loss in the prior three year period and the general business and economic environment. In the second quarter of 2010, the Company recorded a valuation allowance against the entire deferred tax asset balance and the Company continued to maintain a valuation reserve against the entire deferred tax asset balance at March 31, 2013. This determination was based primarily upon the existence of a three year cumulative loss position that is primarily attributable to significant provisions for loan losses incurred during the last three years. The creation of the valuation allowance, although it increased tax expense and similarly reduced tangible book value, does not have an effect on the Company’s cash flows, and may be recoverable in subsequent periods if the Company were to realize certain sustained future taxable income. It is possible that future conditions may differ substantially from those anticipated in determining the need for a valuation allowance on deferred tax assets and adjustments may be required in the future.

Determining the ultimate settlement of any tax position requires significant estimates and judgments in arriving at the amount of tax benefits to be recognized in the financial statements. It is possible that the tax benefits realized upon the ultimate resolution of a tax position may result in tax benefits that are significantly different from those estimated.

RESULTS OF OPERATIONS FOR FIRST QUARTER ENDED MARCH 31, 2013 COMPARED TO FIRST QUARTER ENDED MARCH 31, 2012

Net Income

Net income was $0.7 million for the first quarter of 2013, a decrease of $2.1 million, compared to net income of $2.8 million for the first quarter of 2012. Net income available to common shareholders was $0.3 million for the first quarter of 2013, a decrease of $2.0 million from the net income available to common shareholders of $2.3 million for the first quarter of 2012. Diluted earnings per common share for the first quarter of 2013 were $0.06, a decrease of $0.52 from the diluted earnings per common share of $0.58 for the first quarter of 2012. The decrease in net income between the periods was due primarily to a $1.3 million decrease in net interest income as a result of a decrease in interest earning assets, a $0.6 million decrease in the gain recognized on the sales of branch offices, and a $0.2 million decrease in the gains recognized on loan sales due to a decrease in the sale of commercial government guaranteed loans.

Net Interest Income

Net interest income was $4.9 million for the first quarter of 2013, a decrease of $1.3 million, or 20.6%, compared to $6.2 million for the first quarter of 2012. Interest income was $6.3 million for the first quarter of 2013, a decrease of $2.0 million, or 23.6%, from $8.3 million for the first quarter of 2012. Interest income decreased between the periods primarily because of a $109 million decrease in the average interest-earning assets between the periods. Average interest-earning assets decreased between the periods primarily because of a decrease in the commercial loan portfolio, which occurred because of limited loan demand and the Company’s focus on improving credit quality, reducing loan concentrations, managing interest rate risk and improving capital ratios. Interest income also decreased because of lower average yields on loans and investment securities. The average yield earned on interest-earning assets was 4.28% for the first quarter of 2013, a decrease of 42 basis points from the 4.70% average yield for the first quarter of 2012.

Interest expense was $1.4 million for the first quarter of 2013, a decrease of $0.7 million, or 32.5%, compared to $2.1 million for the first quarter of 2012. Interest expense decreased primarily because of a $124 million decrease in the average interest-bearing liabilities between the periods. The decrease in average interest-bearing liabilities is primarily the result of a decrease in the outstanding brokered and retail certificates of deposits between the periods. The decrease in brokered and retail certificates of deposits between the periods was the result of using the proceeds from loan principal payments to fund maturing certificates. Interest expense also decreased because of the lower average interest rates paid on money market accounts and certificates of deposits. The decreased rates were the result of the low interest rate environment that continued to exist during the first quarter of 2013. The average interest rate paid on interest-bearing liabilities was 1.01% for the first quarter of 2013, a decrease of 21 basis points from the 1.22% average interest rate paid in the first quarter of 2012.

Net interest margin (net interest income divided by average interest earning assets) for the first quarter of 2013 was 3.34%, a decrease of 19 basis points compared to 3.53% for the first quarter of 2012. Net interest margin declined between the periods primarily because the yield on interest-earning assets decreased more than the rates paid on interest-bearing liabilities. The decrease in the yield earned on interest-earning assets is a result of the continued decline in market interest rates on loans and investments between the periods. The rates paid on deposit accounts reflected a smaller decrease because the entire change in market rate could not be reflected in the deposit rates due to the already low interest rates being paid on deposit accounts.

A summary of the Company’s net interest margin for the three month periods ended March 31, 2013 and 2012 is as follows:

	For the three month period ended
	March 31, 2013			March 31, 2012
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
Interest-earning assets:
Securities available for sale	$90,862	233	1.04%	$105,257	442	1.69%
Loans held for sale	2,428	19	3.17	2,784	21	3.11
Mortgage loans, net	93,612	1,109	4.80	117,583	1,497	5.12
Commercial loans, net	294,981	4,173	5.75	367,760	5,425	5.93
Consumer loans, net	53,128	717	5.47	60,769	853	5.65
Cash equivalents	59,838	33	0.23	49,948	27	0.21
Federal Home Loan Bank stock	4,063	29	2.79	4,174	10	0.92

Total interest-earning assets	598,912	6,323	4.28	708,275	8,275	4.70
Interest-bearing liabilities and noninterest bearing deposits:
NOW accounts	70,398	4	0.02	69,405	11	0.06
Savings accounts	43,920	11	0.10	39,051	17	0.18
Money market accounts	113,595	95	0.34	111,336	129	0.47
Certificates	160,653	398	1.00	224,357	707	1.27
Brokered deposits	14,822	49	1.34	56,918	353	2.50
Federal Home Loan Bank advances	70,000	835	4.84	70,000	845	4.85

Total interest-bearing liabilities	473,388			571,067
Non-interest checking	81,548			108,028
Other noninterest bearing escrow deposits	1,264			1,340

Total interest-bearing liabilities and non-interest bearing deposits	$556,200	1,392	1.01	$680,435	2,062	1.22

Net interest income		$4,931			$6,213

Net interest rate spread			3.27%			3.48%

Net interest margin			3.34%			3.53%

Provision for Loan Losses

The provision for loan losses was $0 for the first quarter of 2013, an increase of $0.1 million compared to ($0.1 million) for the first quarter of 2012. The provision for loan losses remained low in the first quarter of 2013 primarily because of a decrease in the required reserves for certain risk rated commercial loans. This decrease, however, was entirely offset by additional reserves on certain development loans. The additional reserves were the result of a decrease in the estimated value of the underlying collateral supporting these loans.

A reconciliation of the Company’s allowance for loan losses for the first quarters of 2013 and 2012 is summarized as follows:

(Dollars in thousands)	2013	2012
Balance at January 1,	$21,608	$23,888
Provision	0	(128)
Charge-offs:
Consumer	(46)	(265)
Commercial business	0	(8)
Commercial real estate	(337)	(2,630)
Recoveries	716	567

Balance at March 31,	$21,941	$21,424

General allowance	$13,614	$13,913
Specific allowance	8,327	7,511

	$21,941	$21,424

Non-Interest Income

Non-interest income was $1.9 million for the first quarter of 2013, a decrease of $0.8 million, or 30.7%, from $2.7 million for the first quarter of 2012. Gain on sale of branch office decreased $0.6 million as a gain was realized on the sale of the Toledo, Iowa branch in the first quarter of 2012. Gain on sales of loans decreased $0.2 million between the periods due to a $0.3 million decrease in the gains recognized on the sale of commercial government guaranteed loans between the periods that was partially offset by a $0.1 million increase in the gains recognized on the sale of single family loans. The increase in the gains recognized on single family loans was due to an increase in loan originations and sales as a result of the low interest rate environment that continued to exist during the first quarter of 2013. Fees and service charges decreased $40,000 between the periods primarily because of a decrease in debit card and overdraft charges. Other non-interest income decreased $25,000 between the periods primarily because of a decrease in rental income realized on other real estate owned. Loan servicing fees increased $16,000 between the periods because of an increase in the number of single family loans that are being serviced for others.

Non-Interest Expense

Non-interest expense was $6.0 million for the first quarter of 2013, a decrease of $0.2 million, or 3.3%, from $6.2 million for the first quarter of 2012. Compensation expense decreased $0.2 million primarily because of a decrease in the number of employees between the periods. Other non-interest expense decreased $57,000 between the periods primarily because of decreased expenses related to non-performing assets. Deposit insurance expense increased $48,000 between the periods primarily because of an increase in FDIC insurance rates between the periods. The gain on real estate owned decreased $58,000 between the periods because fewer properties were sold. Occupancy expense decreased $32,000 primarily because of a decrease in rent and depreciation expense as a result of having fewer branch facilities.

Income Taxes

Income tax expense was $25,000 for the first quarter of 2013, an increase of $25,000 from the first quarter of 2012 when no income tax expense was recorded. In the second quarter of 2010, the Company recorded a deferred tax asset valuation reserve against its entire deferred tax asset balance and the Company continued to maintain a valuation reserve against the entire deferred tax asset balance at March 31, 2013. Since the valuation reserve is established against the entire deferred tax asset balance, no regular income tax expense was recorded for the first quarter of 2013. The income tax expense that was recorded in the first quarter of 2013 relates to alternative minimum tax amounts that are due since only a portion of the outstanding net operating loss carry forwards can be used to offset current income under the current alternative minimum tax rules.

Net Income Available to Common Shareholders

The net income available to common shareholders was $0.3 million for the first quarter of 2013, a decrease of $2.0 million from the $2.3 million income available to common shareholders for the first quarter of 2012. The net income available to common shareholders decreased primarily because of the change in the net income between the periods. The Company has deferred the last nine quarterly dividend payments, beginning with the February 15, 2011 dividend payment, on its Fixed Rate, Series A, Cumulative Perpetual Preferred Stock that was originally issued to the United States Treasury Department as part of the TARP Capital Purchase Program (the “Preferred Stock”). The deferred dividend payments have been accrued for payment in the future and are being reported for the deferral period as a preferred dividend requirement that is deducted from net income for financial statement purposes to arrive at the net income available to common shareholders.

FINANCIAL CONDITION

Non-Performing Assets

The following table summarizes the amounts and categories of non-performing assets in the Bank’s portfolio and loan delinquency information as of the end of the two most recently completed quarters.

	March 31,	December 31,
(Dollars in thousands)	2013	2012
Non-Performing Loans:
One-to-four family real estate	$2,127	$2,492
Commercial real estate	24,590	25,543
Consumer	334	300
Commercial business	1,711	1,640

Total	28,762	29,975
Foreclosed and Repossessed Assets:
One-to-four family real estate	1,114	1,595
Commercial real estate	8,804	9,000

Total non-performing assets	$38,680	$40,570

Total as a percentage of total assets	6.17%	6.21%

Total non-performing loans	$28,762	$29,975

Total as a percentage of total loans receivable, net	6.62%	6.60%

Allowance for loan loss to non-performing loans	76.29%	72.09%

Delinquency Data:
Delinquencies(1)
30+ days	$3,613	$2,739
90+ days(2)	0	7,423
Delinquencies as a percentage of Loan and lease portfolio(1)
30+ days	0.76%	0.57%
90+ days	0.00%	1.55%

(1)	Excludes non-accrual loans.
(2)	Loans delinquent for 90 days and over are generally non-accruing and are included in the Company’s non-performing asset total unless they are well secured and in the process of collection.

Total non-performing assets were $38.7 million at March 31, 2013, a decrease of $1.9 million, or 4.6%, from $40.6 million at December 31, 2012. Non-performing loans decreased $1.2 million and foreclosed and repossessed assets decreased $0.7 million during the first quarter of 2013. The non-performing loan and foreclosed and repossessed asset activity for the first quarter of 2013 was as follows:

(Dollars in thousands)
Non-performing loans		Foreclosed and repossessed assets
January 1, 2013	$29,975	January 1, 2013	$10,595
Classified as non-performing	861	Transferred from non-performing loans	0
Charge-offs	(346)	Other payments received	(68)
Principal payments received	(1,355)	Real estate sold	(628)
Classified as accruing	(373)	Net gain on sale of assets	136
Transferred to real estate owned	0	Write downs	(117)

March 31, 2013	$28,762	March 31, 2013	$9,918

The decrease in non-performing assets during the quarter relates primarily to principal payments received. The largest non-performing loan relationship at March 31, 2013 was for $7.2 million and is secured by a residential development located in the Bank’s market area.

The following table summarizes the number and types of commercial real estate loans (the largest category of non-performing loans) that were non-performing as of the end of the two most recently completed quarters.

(Dollars in thousands) Property Type	# of relationships	Principal Amount of Loans at March 31, 2013	# of relationships	Principal Amount of Loans at December 31, 2012
Developments/land	10	$23,854	9	$24,339
Shopping centers/retail	1	69	2	386
Restaurants/bar	1	526	1	547
Other buildings	1	141	3	271

	13	$24,590	15	$25,543

The following table summarizes the number of lending relationships and industry of commercial business loans that were non-performing as of the end of the two most recently completed quarters.

(Dollars in thousands) Industry Type	# of relationships	Principal Amount of Loans at March 31, 2013	# of relationships	Principal Amount of Loans at December 31, 2012
Construction/development	7	$1,007	6	$1,074
Retail	2	406	2	239
Restaurant	1	124	1	129
Other	3	174	3	198

	13	$1,711	12	$1,640

Dividends

The declaration of dividends is subject to, among other things, the Company’s financial condition and results of operations, the Bank’s compliance with its regulatory capital requirements, tax considerations, industry standards, economic conditions, regulatory restrictions, general business practices and other factors. Under the Bank Supervisory Agreement, no dividends can be declared or paid by the Bank to the Company without prior regulatory approval. The payment of dividends by the Company is dependent upon the Company having adequate cash or other assets that can be converted to cash to pay dividends to its stockholders. In addition, under the terms of the Company’s Supervisory Agreement, the Company may not declare or pay any cash dividends, or purchase or redeem any capital stock, without prior notice to, and consent of its regulator. The Company suspended the dividend payments to common stockholders in the fourth quarter of 2008 due to the net operating losses experienced and the challenging economic environment. The Company has deferred the last nine quarterly dividend payments, beginning with the February 15, 2011 dividend payment, on its Preferred Stock. The deferred dividend payments have been accrued for payment in the future and are being reported for the deferral period as a preferred dividend requirement that is deducted from income for financial statement purposes to arrive at the net income available to common shareholders.

Under the terms of the certificate of designations for the Preferred Stock, dividend payments may be deferred, but the dividend is cumulative and compounds quarterly during the deferral period. In addition, if the Company fails to pay dividends for six quarters, whether or not consecutive, the holders of the Preferred Stock have the right to appoint two representatives to the Company’s board of directors. On February 8, 2013, the Treasury sold the Preferred Stock to unaffiliated third party investors in a private transaction. The Company has been advised that the current holders of substantially all of the Preferred Stock have entered into agreements with the FRB pursuant to which they have each agreed not to exercise or attempt to exercise a controlling influence over the management or policies of the Company or the Bank, including exercise of any right to elect any representative to the Company’s board of directors. Further, while dividends on the Preferred Stock are in arrears ($3.1 million at February 15, 2013), no dividend may be paid on the common stock of the Company.

LIQUIDITY AND CAPITAL RESOURCES

For the quarter ended March 31, 2013, the net cash provided by operating activities was $2.0 million. The Company collected $4.7 million in principal repayments and maturities on securities during the quarter. It received $0.6 million in proceeds from the sale of real estate, and received $19.0 million related to a decrease in net loans receivable. The Company had a net decrease in deposit balances of $27.3 million during the quarter and received $0.5 million in customer escrows. It also purchased $10.0 million in securities during the quarter and paid out $0.1 million for premises and equipment.

The Company has certificates of deposits with outstanding balances of $107.1 million that come due over the next 12 months, of which $11.0 million were obtained from brokers. Based upon past experience, management anticipates that the majority of the deposits will renew for another term, with the exception of the brokered deposits that are not anticipated to renew due to the Company’s desire to reduce the amount of outstanding brokered deposits. In addition, based on a regulatory directive, the Bank may not renew existing brokered deposits, or accept new brokered deposits without the prior consent of the OCC. The Company believes that deposits that do not renew will be replaced with proceeds from loan principal payments or replaced with a combination of other customer’s deposits or FHLB advances. Proceeds from the sale of securities could also be used to fund unanticipated outflows of deposits.

The Company has deposits of $9.4 million in checking and money market accounts with a customer that has an individual balance greater than $5.0 million. These funds may be withdrawn at any time; however, management does not anticipate that these deposits will be withdrawn from the Bank over the next twelve months. If these deposits were to be withdrawn, the Company believes they would be replaced with deposits from other customers or with FHLB advances. Proceeds from the sale of securities could also be used to replace unanticipated outflows of large checking and money market deposits.

The Company has $70.0 million in advances with the FHLB that mature during the next twelve months which have call features. If the call features are exercised, the Company has the option of requesting any advance otherwise available to it pursuant to the credit policy of the FHLB. Under the Company’s Supervisory Agreement, the Company may not incur or issue any debt without prior notice to, and the consent of, the FRB. Because FHLB advances are debt of the Bank, they are not affected by the Company’s restriction on incurring debt.

The credit policy of the FHLB relating to the collateral value of the loans collateralizing the outstanding advances with the FHLB may change such that the current collateral pledged to secure the advances is no longer acceptable or the formulas for determining the excess pledged collateral may change. If this were to happen, the Bank may not have additional collateral to pledge to secure the existing advances and the Bank may have to find alternative funding sources to replace some of the FHLB advances maturing in 2013. The FHLB could also reduce the amount of funds it will lend to the Bank. It is not anticipated that the Bank will need to find alternative funding sources in 2013 to replace the outstanding FHLB advances as it is anticipated that the maturing advances will be paid with existing cash balances. However, if needed, excess collateral currently pledged to the FHLB could be pledged to the FRB and the Bank could borrow additional funds from the FRB based on the increased collateral levels or obtain additional deposits.

The Company’s primary source of cash is dividends from the Bank and the Bank is restricted under the Bank Supervisory Agreement from paying dividends to the Company without obtaining prior regulatory approval. At March 31, 2013, the Company had $0.7 million in cash and other assets that could readily be turned into cash. The primary use of cash by the Company is the payment of expenses and dividends on the Preferred Stock. The Company has deferred the last nine quarterly dividend payments, beginning with the February 15, 2011 dividend payment on the Preferred Stock and has determined that it will defer the May 15, 2013 payment. The deferred dividend payments have been accrued for payment in the future and are being reported for the deferral period as a preferred dividend requirement that is deducted from income for financial statement purposes to arrive at the net income available to common shareholders. The amount of the compounding dividend on the preferred stock accumulates at the rate of $325,000 per quarter through February 14, 2014 and $585,000 per quarter thereafter, if the shares of preferred stock are not redeemed or otherwise reacquired. Under the terms of the certificate of designations for the Preferred Stock, dividend payments may be deferred, but the dividend is cumulative and compounds quarterly during the deferral period. In addition, if the Company fails to pay dividends for six quarters, whether or not consecutive, the holders of the Preferred Stock have the right to appoint two representatives to the Company’s board of directors.

On February 8, 2013, the Treasury sold the Preferred Stock to unaffiliated third party investors in a private transaction. The Company has been advised that the current holders of substantially all of the Preferred Stock have entered into agreements with the FRB pursuant to which they have each agreed not to exercise or attempt to exercise a controlling influence over the management or policies of the Company or the Bank, including exercise of any right to elect any representative to the Company’s board of directors. Further, while dividends on the Preferred Stock are in arrears, no dividend may be paid on the common stock of the Company. Under the terms of the Company’s and Bank’s Supervisory Agreements with their federal banking regulators, neither the Company nor the Bank may declare or pay any cash dividends, or purchase or redeem any capital stock, without prior notice to, and consent of these regulators.

As required by the Company’s, the Company submitted an updated two-year capital plan in January of 2013 that the FRB may make comments on, and to which it may require revisions. The Company must operate within the parameters of the final capital plan and is required to monitor and submit periodic reports on its compliance with the plan. In addition, the OCC has established an IMCR for the Bank. An IMCR requires a bank to establish and maintain levels of capital greater than those generally required for a bank to be classified as “well-capitalized.” Effective December 31, 2011, the Bank was required to establish, and subsequently maintain, core capital at least equal to 8.5% of adjusted total assets, which was in excess of the Bank’s 7.14% core capital to adjusted total assets ratio at December 31, 2011. In February 2012, the Bank received a notice from the OCC arising out of its failure to establish and maintain its IMCR of 8.5% core capital to adjusted total assets at December 31, 2011. In accordance with this notice, by April 30, 2012, the OCC required the Bank to submit a further written capital plan of how it intended to achieve and maintain its IMCR, and a contingency plan in the event the IMCR was not achieved through the Bank’s primary plan. Because of the improved financial results and the decrease in assets experienced since December 31, 2011, the Bank’s core capital ratio improved to 10.24% at March 31, 2013.

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

The Company also serves as a source of capital, liquidity and financial support to the Bank. In light of the operating performance of the Bank, the need for continued compliance with the Bank and Company Supervisory Agreements and the Bank IMCR and the Company’s other liquidity and capital needs, including expenses and accumulating and unpaid dividends on the Preferred Stock, the stated rate of which increases in February 2014 from 5% to 9% per annum, compounding quarterly, the Company, subject to prevailing capital market conditions, applicable regulatory approvals and other factors, may find it prudent or be required by supervising bank regulators to raise additional capital, and intends to pursue alternatives to restructure, reacquire or recapitalize outstanding Preferred Stock, in each case through, in whole or in part, issuance of its common stock or other equity securities. In addition to the requirements of the Supervisory Agreements and the IMCR, regulators have placed increasing emphasis on the amount of common equity as a component of core bank capital, and proposed capital regulations (described below) incorporating specific levels of common equity capital. Regulations would also require regulatory capital to meet required levels on a consolidated basis. Further, additional capital would also potentially permit the Company to return to a strategy of growing Bank assets. Depending on circumstances, if it were to raise capital, the Company may deploy it to the Bank for general banking purposes, or may retain some or all capital for use at the holding company level.

If the Company issues additional shares of common stock or other equity securities, it could dilute the ownership interests of existing stockholders and, given our current common stock trading price, raising additional capital could dilute the per share book value of the Company’s common stock, could dilute the Company’s earnings per share and could result in a change of control of the Company and the Bank. Investors in newly issued securities may also have rights, preferences and privileges senior to the Company’s current stockholders, which may adversely impact the Company’s current stockholders. The Company’s ability to issue equity securities will depend on, among other factors, conditions in the capital markets at that time, which are outside of its control, and on the Company’s financial performance. Accordingly, the Company may not be able to issue capital on favorable economic terms, or other terms acceptable to it.

If the Company or the Bank cannot satisfactorily address their respective capital needs as they arise, the Company’s ability to maintain or expand its operations, their ability to meet the Company’s capital plan, otherwise maintain compliance with the Supervisory Agreements and maintain the core capital ratio in the Bank IMCR, the Company’s ability to limit or reverse the accumulation of and increased rate of unpaid preferred stock dividends, and to operate without additional regulatory or other restrictions, and its operating results, could be materially adversely affected.

The capital requirements of the Company and the Bank may be affected in the future by regulatory changes proposed in June 2012 by the FRB, the FDIC and the OCC to establish an integrated regulatory capital framework for implementing the Basel Committee on Banking Supervision’s Basel III regulatory capital reforms and changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. The proposals would, among other things, apply a strengthened set of capital requirements to both the Bank and the Company and revise the rules for calculating risk-weighted assets for purposes of such requirements. These federal agencies have received comments on the proposed rules but have not issued final rules, so the details and the timetable for implementation of these rules remain uncertain.

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

The following table discloses the projected changes in the market value to the Company’s interest-earning assets and interest-bearing liabilities based upon incremental 100 basis point changes in interest rates from interest rates in effect on March 31, 2013.

(Dollars in thousands)	Market Value
Basis point change in interest rates	-100	0	+100	+200
Total market risk sensitive assets	$640,047	633,094	624,345	612,811
Total market risk sensitive liabilities	563,870	542,968	528,375	513,070
Off-balance sheet financial instruments	(224)	0	31	77

Net market risk	$76,401	90,126	95,939	99,664

Percentage change from current market value	(15.23)%	0.00%	6.45%	10.58%

The preceding table was prepared utilizing a model using the following assumptions (the Model Assumptions) regarding prepayment and decay ratios which were determined by management based upon their review of historical prepayment speeds and future prepayment projections. Fixed rate loans were assumed to prepay at annual rates of between 4% to 50%, depending on the note rate and the period to maturity. Adjustable rate mortgages (ARMs) were assumed to prepay at annual rates of between 18% and 138%, depending on the note rate and the period to maturity. Mortgage-backed securities and collateralized mortgage obligations (CMOs) were projected to have prepayments based upon the underlying collateral securing the instrument and the related cash flow priority of the CMO tranche owned. Certificate accounts were assumed not to be withdrawn until maturity. Passbook accounts were assumed to decay at an annual rate of 13% and money market accounts were assumed to decay at an annual rate of 9%. Retail non-interest checking accounts were assumed to decay at an annual rate of 6% and NOW accounts were assumed to decay at an annual rate of 6%. Commercial NOW accounts and MMDA accounts were assumed to decay at annual rates of 13% and 16%, respectively. Commercial non-interest checking accounts were assumed to decay at an annual rate of 13%. FHLB advances and callable investments were projected to be called at the first call date where the projected interest rate on similar remaining term instruments exceeded the interest rate on the callable advance or investment.

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

Asset/Liability Management

The Company’s management reviews the impact that changing interest rates will have on its net interest income projected for the twelve months following March 31, 2013 to determine if its current level of interest rate risk is acceptable. The following table projects the estimated impact on net interest income during the 12 month period ending March 31, 2014 of immediate interest rate changes called rate shocks.

(Dollars in thousands)
Rate Shock in Basis Points	Projected Change in Net Interest Income	Percentage Change
+200	$2,504	12.97%
+100	1,337	6.92
0	0	0.00
-100	(1,709)	(8.85)

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

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements other than commitments to originate and sell loans in the ordinary course of business.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

Included in Part I, Item 2 under “Market” Risk.

Item 4:	Controls and Procedures

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

The Company and Bank timely submitted all plans and programs required by the Supervisory Agreements. The Company believes that it and the Bank are in compliance with all provisions of the Supervisory Agreements at March 31, 2013, and at all times prior to that time have been in compliance, except for their failure at December 31, 2011 to meet the earnings and capital forecasts contained in their respective capital and business plans, and the failure of the Bank at December 31, 2011 to meet its Individual Minimum Capital Requirement, as described below. The applicable regulator may comment on and require revision of any submitted plan, program or policy. Neither the Company nor the Bank have taken any actions, or sought approval for such actions, where prior regulatory approval is required by the Supervisory Agreements other than the restriction related to asset growth and changes to the business plan. In the third quarter of 2011 and the fourth quarter of 2012, the Bank requested and obtained a non-objection waiver from the OCC related to the unanticipated growth in assets during the quarters in an amount greater than the net interest credited on deposit liabilities during the prior quarter. The Bank also received no supervisory objection to the change in the previously submitted business plan as a result of the increase in assets. The increase in assets was due to unanticipated increases in commercial deposits during the third quarter of 2011 and the fourth quarter of 2012 as a result of increased cash being held by a few of the Bank’s commercial deposit customers.

The foregoing is merely a summary of the material terms of the Supervisory Agreements and reference is made to the full text of the Supervisory Agreements which are set forth as Exhibits 10.1 and 10.2 to the Company’s Current Report on Form 8-K, dated February 10, 2011.

Dissolution of the OTS did not have any material impact on the Supervisory Agreements as the Supervisory Agreements are now enforced by the FRB in the case of the Company’s Supervisory Agreement and the OCC in the case of the Bank’s Supervisory Agreement.

The OCC has established an IMCR for the Bank. An IMCR requires a bank to establish and maintain levels of capital greater than those generally required for a bank to be classified as “well-capitalized.” Effective December 31, 2011, the Bank was required to establish, and subsequently maintain, core capital at least equal to 8.5% of adjusted total assets, which was in excess of the Bank’s 7.14% core capital to adjusted total assets ratio at December 31, 2011. In February 2012, the Bank received a notice from the OCC arising out of its failure to establish and maintain its IMCR of 8.5% core capital to adjusted total assets at December 31, 2011. By April 30, 2012, the Bank submitted to the OCC a further written capital plan of how it would achieve and maintain its IMCR, and a contingency plan in the event the IMCR was not achieved through the Bank’s primary plan. As a result of a decrease in assets and improved financial results since December 31, 2011, the Bank’s core capital to adjusted total assets ratio improved to 10.24% at March 31, 2013.

Under applicable banking regulations, the failure to satisfy the terms of the Supervisory Agreements and the IMCR, and failure to otherwise comply with applicable requirements as they arise, could subject the Company, the Bank and its directors and officers to such restrictions, legal actions or sanctions as the OCC considers appropriate. Possible sanctions include, among others, (i) the imposition of one or more cease and desist orders requiring corrective action, which are enforceable directives that may address any aspect of the Company or Bank management, operations or capital, including requirements to change management, raise equity capital, dispose of assets or effect a change of control; (ii) civil money penalties; and (iii) downgrades in the capital adequacy status of the Company and the Bank.

ITEM 1A.	Risk Factors.

See Part I, Item 1.A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for risk factors.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3.	Defaults Upon Senior Securities.

The Company deferred its February 15, 2011, May 15, 2011, August 15, 2011, November 15, 2011, February 15, 2012, May 15, 2012, August 15, 2012, November 15, 2012 and February 15, 2013 regular quarterly cash dividend payments on its Preferred Stock. The Company has also determined that it will defer its May 15, 2013 dividend payment and, following that deferral, the Company will have an aggregate arrearage of $3.4 million with respect to the preferred stock. For additional information on these dividend deferrals, please see Part I, Item 2, “Managements Discussion and Analysis Financial Condition and Results of Operations – Liquidity and Capital Resources” of our Form 10-Q.

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

HMN FINANCIAL, INC.
Registrant

Date: May 10, 2013	/s/ Bradley Krehbiel
Bradley Krehbiel, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2013	/s/ Jon Eberle
Jon Eberle,
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

HMN FINANCIAL, INC.

INDEX TO EXHIBITS

FOR FORM 10-Q

			Sequential
			Page Numbering
		Reference	Where Attached
Regulation		to Prior	Exhibits Are
S-K		Filing or	Located in This
Exhibit Number	Document Attached Hereto	Exhibit Number	Form 10-Q Report

3.1	Amended and Restated Certificate of Incorporation	3.1	Filed Electronically

3.2	Amended and Restated By-laws	*1	N/A

4	Form of Common Stock Certificate	*2	N/A

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	31.1	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	31.2	Filed Electronically

32	Section 1350 Certification of CEO and CFO	32	Filed Electronically

101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 2013, filed with the SEC on May 10, 2013, formatted in Extensible Business Reporting Language (XBRL); (i) the Consolidated Balance Sheet at March 31, 2013 and December 31, 2012, (ii) the Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended March 31, 2013 and 2012, (iii) the Consolidated Statement of Stockholders’ Equity for the Three Month Period Ended March 31, 2013, (iv) the Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012, and (v) Notes to Consolidated Financial Statements.	101	Filed Electronically

*1	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated March 5, 2012. (File No. 0-24100).
*2	Incorporated by reference to the same numbered exhibit to the Company’s Registration Statement on Form S-1 dated April 1, 1994 (File No. 33-77212).