Form 10-Q
period 2013-06-30
HMN FINANCIAL INC
filed 2013-08-08
CIK 921183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at July 19, 2013
Common stock, $0.01 par value	4,393,073

HMN FINANCIAL, INC.

Part I – FINANCIAL INFORMATION

Item 1: Financial Statements

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands)	June 30, 2013	December 31, 2012
	(unaudited)
Assets
Cash and cash equivalents	$29,933	83,660
Securities available for sale:
Mortgage-backed and related securities (amortized cost $6,694 and $9,825)	7,042	10,421
Other marketable securities (amortized cost $84,811 and $75,759)	83,251	75,470

	90,293	85,891

Loans held for sale	3,212	2,584
Loans receivable, net	415,534	454,045
Accrued interest receivable	2,004	2,018
Real estate, net	9,423	10,595
Federal Home Loan Bank stock, at cost	784	4,063
Mortgage servicing rights, net	1,795	1,732
Premises and equipment, net	6,883	7,173
Prepaid expenses and other assets	1,113	1,566

Total assets	$560,974	653,327

Liabilities and Stockholders’ Equity
Deposits	$491,753	514,951
Federal Home Loan Bank advances	0	70,000
Accrued interest payable	178	247
Customer escrows	808	830
Accrued expenses and other liabilities	7,073	6,465

Total liabilities	499,812	592,493

Commitments and contingencies
Stockholders’ equity:
Serial preferred stock ($.01 par value): authorized 500,000 shares; issued shares 26,000	25,629	25,336
Common stock ($.01 par value): authorized 16,000,000; issued shares 9,128,662	91	91
Additional paid-in capital	51,760	51,795
Retained earnings, subject to certain restrictions	48,822	47,004
Accumulated other comprehensive loss	(1,567)	(49)
Unearned employee stock ownership plan shares	(2,900)	(2,997)
Treasury stock, at cost 4,735,589 and 4,705,073 shares	(60,673)	(60,346)

Total stockholders’ equity	61,162	60,834

Total liabilities and stockholders’ equity	$560,974	653,327

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2013	2012	2013	2012
Interest income:
Loans receivable	$5,503	7,523	11,531	15,319
Securities available for sale:
Mortgage-backed and related	82	164	176	357
Other marketable	148	192	287	441
Cash equivalents	35	19	68	46
Other	19	54	48	64

Total interest income	5,787	7,952	12,110	16,227

Interest expense:
Deposits	465	1,061	1,022	2,278
Federal Home Loan Bank advances	650	844	1,485	1,689

Total interest expense	1,115	1,905	2,507	3,967

Net interest income	4,672	6,047	9,603	12,260
Provision for loan losses	(520)	1,088	(520)	960

Net interest income after provision for loan losses	5,192	4,959	10,123	11,300

Non-interest income:
Fees and service charges	883	834	1,672	1,663
Mortgage servicing fees	257	236	505	468
Gain on sales of loans	702	620	1,380	1,529
Gain on sale of branch office	0	0	0	552
Other	145	104	304	288

Total non-interest income	1,987	1,794	3,861	4,500

Non-interest expense:
Compensation and benefits	2,980	3,219	6,179	6,632
(Gain) loss on real estate owned	(306)	174	(325)	97
Occupancy	826	839	1,676	1,721
Deposit insurance	190	305	508	575
Data processing	325	336	655	673
Other	1,310	1,485	2,671	2,903

Total non-interest expense	5,325	6,358	11,364	12,601

Income before income tax expense	1,854	395	2,620	3,199
Income tax expense	55	0	80	0

Net income	1,799	395	2,540	3,199
Preferred stock dividends and discount	(547)	(464)	(1,023)	(925)

Net income (loss) available to common shareholders	$1,252	(69)	1,517	2,274

Other comprehensive loss, net of tax	$(1,373)	(93)	(1,518)	(272)

Comprehensive income (loss) attributable to common shareholders	$(121)	(162)	(1)	2,002

Basic earnings (loss) per common share	$0.32	(0.02)	0.38	0.58

Diluted earnings (loss) per common share	$0.30	(0.02)	0.36	0.57

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

For the Six-Month Period Ended June 30, 2013

(unaudited)

						Unearned
						Employee
					Accumulated	Stock		Total
			Additional		Other	Ownership		Stock-
	Preferred	Common	Paid-in	Retained	Comprehensive	Plan	Treasury	Holders’
(Dollars in thousands)	Stock	Stock	Capital	Earnings	Income	Shares	Stock	Equity
Balance, December 31, 2012	$25,336	91	51,795	47,004	(49)	(2,997)	(60,346)	60,834
Net income				2,540				2,540
Other comprehensive loss					(1,518)			(1,518)
Preferred stock discount amortization	293		(293)					0
Stock compensation tax benefits			2					2
Restricted stock awards forfeited			207				(327)	(120)
Amortization of restricted stock awards			72					72
Preferred stock dividends accrued				(722)				(722)
Earned employee stock ownership plan shares			(23)			97		74

Balance, June 30, 2013	$25,629	91	51,760	48,822	(1,567)	(2,900)	(60,673)	61,162

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2013	2012
Cash flows from operating activities:
Net income	$2,540	3,199
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	(520)	960
Depreciation	518	570
Amortization of premiums, net	51	65
Amortization of deferred loan fees	(117)	(169)
Amortization of mortgage servicing rights	331	348
Capitalized mortgage servicing rights	(394)	(396)
(Gain) loss on sales of real estate owned	(325)	97
Gains on sales of loans	(1,380)	(1,529)
Proceeds from sale of loans held for sale	56,136	55,066
Disbursements on loans held for sale	(47,341)	(48,390)
Amortization of restricted stock awards	72	133
Amortization of unearned ESOP shares	97	97
Cancellation of vested restricted stock awards	(120)	0
Earned employee stock ownership shares priced below original cost	(23)	(41)
Stock option compensation	2	4
Decrease in accrued interest receivable	14	469
Decrease in accrued interest payable	(69)	(262)
Decrease in other assets	462	521
Decrease in other liabilities	(90)	(2,355)
Other, net	145	99

Net cash provided by operating activities	9,989	8,486

Cash flows from investing activities:
Principal collected on securities available for sale	3,135	5,556
Proceeds collected on maturities of securities available for sale	6,000	60,000
Purchases of securities available for sale	(15,092)	(16,000)
Redemption of Federal Home Loan Bank Stock	3,279	159
Proceeds from sales of real estate and premises	2,279	4,219
Net decrease in loans receivable	30,147	54,508
Gain on sale of branch office	0	(552)
Payment on sale of branch office	0	(36,981)
Purchases of premises and equipment	(228)	(175)

Net cash provided by investing activities	29,520	70,734

Cash flows from financing activities:
Decrease in deposits	(23,214)	(81,222)
Proceeds from borrowings	10,000	0
Repayment of borrowings	(80,000)	0
Decrease in customer escrows	(22)	(220)

Net cash used by financing activities	(93,236)	(81,442)

Decrease in cash and cash equivalents	(53,727)	(2,222)
Cash and cash equivalents, beginning of period	83,660	67,840

Cash and cash equivalents, end of period	$29,933	65,618

Supplemental cash flow disclosures:
Cash paid for interest	$2,576	4,229
Cash paid for income taxes	205	10
Supplemental noncash flow disclosures:
Transfer of loans to real estate	924	525
Loans transferred to loans held for sale	8,078	4,073

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

June 30, 2013 and 2012

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

(2) Basis of Preparation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of comprehensive income, consolidated statement of stockholders’ equity and consolidated statements of cash flows in conformity with U.S. generally accepted accounting principles. However, all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The results of operations for the six-month period ended June 30, 2013 is not necessarily indicative of the results which may be expected for the entire year.

(3) New Accounting Standards

In January 2013, the Financial Accounting Standards Board (the FASB) issued ASU 2013-01, Balance Sheet (Topic 210). The objective of this ASU is to clarify that the scope of ASU 2011-11, Balance Sheet (Topic 210), applies to derivatives including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or are subject to a master netting arrangement or similar agreement. This ASU is the final version of proposed ASU 2011-11, Balance Sheet (Topic 210), which has been deleted. An entity is required to apply the amendments for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this ASU did not have any impact on the Company’s consolidated financial statements as it has no outstanding rights of setoff.

In February 2013, the FASB issued ASU 2013-02, Other Comprehensive Income (Topic 220). The amendments in the ASU supersede and replace the presentation requirements of reclassifications out of accumulated other comprehensive income in ASU’s 2011-05 (issued in June 2011) and 2011-12 (issued in December 2011) for all public and private organizations. The amendments require an entity to provide additional information about reclassifications out of accumulated other comprehensive income. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

(4) Derivative Instruments and Hedging Activities

The Company has commitments outstanding to extend credit to future borrowers that have not closed prior to the end of the quarter. The Company intends to sell these commitments, which are referred to as its mortgage pipeline. As commitments to originate or purchase loans enter the mortgage pipeline, the Company generally enters into commitments to sell the mortgage pipeline into the secondary market on a firm commitment or best efforts basis. The commitments to originate, purchase or sell loans on a firm commitment basis are derivatives. As a result of marking these derivatives to market for the period ended June 30, 2013, the Company recorded a decrease in other assets of $14,000, a decrease in other liabilities of $10,000 and a loss included in the gain on sales of loans of $4,000.

The current commitments to sell loans held for sale are derivatives that do not qualify for hedge accounting. As a result, these derivatives are marked to market and the related loans held for sale are recorded at the lower of cost or market. The Company recorded a decrease in loans held for sale of $24,000 and an increase in other assets of $24,000.

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

The following table summarizes the assets and liabilities of the Company for which fair values are determined on a recurring basis as of June 30, 2013 and December 31, 2012.

	Carrying value at June 30, 2013
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale	$90,293	0	90,293	0
Mortgage loan commitments	(16)	0	(16)	0

Total	$90,277	0	90,277	0

	Carrying value at December 31, 2012
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale	$85,891	81	85,810	0
Mortgage loan commitments	(40)	0	(40)	0

Total	$85,851	81	85,770	0

There were no transfers between Levels 1, 2, or 3 during the three or six month periods ended June 30, 2013.

The Company may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from the application of the lower-of-cost-or-market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis in the second quarter of 2013 that were still held at June 30, 2013, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at June 30, 2013 and December 31, 2012.

	Carrying value at June 30, 2013				Three months ended June 30, 2013 Total Losses	Six months ended June 30, 2013 Total Losses
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Loans held for sale	$3,212	0	3,212	0	(35)	(24)
Mortgage servicing rights	1,795	0	1,795	0	0	0
Loans (1)	23,652	0	23,652	0	(989)	(4,866)
Real estate, net (2)	9,423	0	9,423	0	(260)	(377)

Total	$38,082	0	38,082	0	(1,284)	(5,267)

	Carrying value at December 31, 2012				Year ended December 31, 2012 Total Gains (Losses)
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Loans held for sale	$2,584	0	2,584	0	15
Mortgage servicing rights	1,732	0	1,732	0	0
Loans (1)	32,287	0	32,287	0	(2,307)
Real estate, net (2)	10,595	0	10,595	0	(569)

Total	$47,198	0	47,198	0	(2,861)

(1)	Represents the carrying value and related specific reserves on loans for which adjustments are based on the appraised value of the collateral. The carrying value of loans fully charged-off is zero.
(2)	Represents the fair value and related losses of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

(6) Fair Value of Financial Instruments

Generally accepted accounting principles require interim reporting period disclosure about the fair value of financial instruments, including assets, liabilities and off-balance sheet items for which it is practicable to estimate fair value. The fair value hierarchy level for each asset and liability, as defined in note 5, have been included in the following table for June 30, 2013. The fair value estimates are made based upon relevant market information, if available, and upon the characteristics of the financial instruments themselves. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based upon judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. The estimated fair value of the Company’s financial instruments as of June 30, 2013 and December 31, 2012 are shown below.

	June 30, 2013						December 31, 2012
			Fair value hierarchy						Fair value hierarchy
(Dollars in thousands)	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3	Contract amount	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3	Contract amount
Financial assets:
Cash and cash equivalents	$29,933	29,933	29,933				83,660	83,660	83,660
Securities available for sale	90,293	90,293		90,293			85,891	85,891	81	85,810
Loans held for sale	3,212	3,212		3,212			2,584	2,584		2,584
Loans receivable, net	415,534	419,483		419,483			454,045	459,177		459,177
Accrued interest receivable	2,004	2,004		2,004			2,018	2,018		2,018
Financial liabilities:
Deposits	491,753	491,753		491,753			514,951	514,951		514,951
Federal Home Loan Bank advances	0	0		0			70,000	71,623		71,623
Accrued interest payable	178	178		178			247	247		247
Off-balance sheet financial instruments:
Commitments to extend credit	37	37				113,885	27	27				84,877
Commitments to sell loans	(16)	(16)				6,114	(40)	(40)				7,046

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

(7) Other Comprehensive Loss

Other comprehensive loss is defined as the change in equity during a period from transactions and other events from nonowner sources. Comprehensive income (loss) is the total of net income and other comprehensive income (loss), which for the Company is comprised of unrealized gains and losses on securities available for sale. The components of other comprehensive loss and the related tax effects were as follows:

	For the three months ended June 30,
	2013			2012
(Dollars in thousands)	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Securities available for sale:
Net unrealized losses arising during the period	$(1,373)	0	(1,373)	(93)	0	(93)

Other comprehensive loss	$(1,373)	0	(1,373)	(93)	0	(93)

	For the six months ended June 30,
	2013			2012
(Dollars in thousands)	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Securities available for sale:
Net unrealized losses arising during the period	$(1,518)	0	(1,518)	(272)	0	(272)

Other comprehensive loss	$(1,518)	0	(1,518)	(272)	0	(272)

(8) Securities Available For Sale

The following table shows the gross unrealized losses and fair value for the securities available for sale portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2013 and December 31, 2012.

	June 30, 2013
	Less than twelve months			Twelve months or more			Total
(Dollars in thousands)	# of Investments	Fair Value	Unrealized Losses	# of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Other marketable securities:
U.S. Government agency obligations	16	$72,922	(1,131)	0	$0	0	$72,922	(1,131)
Corporate preferred stock	0	0	0	1	245	(455)	245	(455)

Total temporarily impaired securities	16	$72,922	(1,131)	1	$245	(455)	$73,167	(1,586)

	December 31, 2012
	Less than twelve months			Twelve months or more			Total
(Dollars in thousands)	# of Investments	Fair Value	Unrealized Losses	# of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Other marketable securities:
U.S. Government agency obligations	1	$4,996	(4)	0	$0	0	$4,996	(4)
Corporate preferred stock	0	0	0	1	245	(455)	245	(455)

Total temporarily impaired securities	1	$4,996	(4)	1	$245	(455)	$5,241	(459)

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

The unrealized losses reported for corporate preferred stock at June 30, 2013 related to a single trust preferred security that was issued by the holding company of a small community bank. Typical of most trust preferred issuances, the issuer has the ability to defer interest payments for up to five years with interest payable on the deferred balance. In October 2009, the issuer elected to defer its scheduled interest payments as allowed by the terms of the security agreement. The issuer’s subsidiary bank has incurred operating losses due to increased provisions for loan losses but still meets the regulatory requirements to be considered “well capitalized” based on its most recent regulatory filing. Based on a review of the issuer, it was determined that the trust preferred security was not other-than-temporarily impaired at June 30, 2013. The Company does not intend to sell the preferred stock and has the intent and ability to hold it for a period of time sufficient to recover the temporary loss. Management believes that the Company will receive all principal and interest payments contractually due on the security and that the decrease in the market value is primarily due to a lack of liquidity in the market for trust preferred securities and the deferral of interest by the issuer. Management will continue to monitor the credit risk of the issuer and may be required to recognize other-than-temporary impairment charges on this security in future periods.

A summary of securities available for sale at June 30, 2013 and December 31, 2012 is as follows:

(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
June 30, 2013:
Mortgage-backed securities:
FHLMC	$3,859	178	0	4,037
FNMA	2,835	170	0	3,005

	6,694	348	0	7,042

Other marketable securities:
U.S. Government agency obligations	84,053	26	(1,131)	82,948
Common stock	58	0	0	58
Corporate preferred stock	700	0	(455)	245

	84,811	26	(1,586)	83,251

	$91,505	374	(1,586)	90,293

(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
December 31, 2012:
Mortgage-backed securities:
FHLMC	$5,669	294	0	5,963
FNMA	4,076	301	0	4,377
Collateralized mortgage obligations:
FNMA	80	1	0	81

	9,825	596	0	10,421

Other marketable securities:
U.S. Government agency obligations	75,059	170	(4)	75,225
Corporate preferred stock	700	0	(455)	245

	75,759	170	(459)	75,470

	$85,584	766	(459)	85,891

The following table indicates amortized cost and estimated fair value of securities available for sale at June 30, 2013 based upon contractual maturity adjusted for scheduled repayments of principal and projected prepayments of principal based upon current economic conditions and interest rates.

(Dollars in thousands)	Amortized Cost	Fair Value
Due less than one year	$12,665	12,815
Due after one year through five years	68,051	67,313
Due after five years through ten years	10,031	9,862
Due after ten years	758	303

Total	$91,505	90,293

The allocation of mortgage-backed securities in the table above is based upon the anticipated future cash flow of the securities using estimated mortgage prepayment speeds. The allocation of other marketable securities that have call features is based on the anticipated cash flows to the call date that it is anticipated that the security will be called, or to the maturity date if it is not anticipated to be called.

(9) Loans Receivable, Net

A summary of loans receivable at June 30, 2013 and December 31, 2012 is as follows:

(Dollars in thousands)	June 30, 2013	December 31, 2012
1-4 family	$85,154	97,037
Commercial real estate:
Residential developments	41,196	46,343
Other	178,375	198,564

	219,571	244,907
Consumer	53,710	53,975
Commercial business:
Construction/development	7,121	2,666
Other	70,401	77,188

	77,522	79,854

Total loans	435,957	475,773
Less:
Unamortized discounts	20	33
Net deferred loan fees	44	87
Allowance for loan losses	20,359	21,608

Total loans receivable, net	$415,534	454,045

(10) Allowance for Loan Losses and Credit Quality Information

The following tables summarize the allowance for loan losses for the periods ending June 30, 2013 and 2012:

(Dollars in thousands)	1-4 Family	Commercial Real Estate	Consumer	Commercial Business	Total
For the three months ended June 30, 2013:
Balance, March 31, 2013	$2,352	14,581	1,344	3,664	21,941
Provision for losses	(293)	85	133	(445)	(520)
Charge-offs	(13)	(759)	(55)	(556)	(1,383)
Recoveries	13	182	9	117	321

Balance, June 30, 2013	$2,059	14,089	1,431	2,780	20,359

For the six months ended June 30, 2013:
Balance, December 31, 2012	2,821	13,588	1,146	4,053	21,608
Provision for losses	(575)	866	315	(1,126)	(520)
Charge-offs	(200)	(910)	(101)	(556)	(1,767)
Recoveries	13	545	71	409	1,038

Balance, June 30, 2013	$2,059	14,089	1,431	2,780	20,359

Allocated to:
Specific reserves	$571	2,591	537	1,114	4,813
General reserves	2,250	10,997	609	2,939	16,795

Balance, December 31, 2012	$2,821	13,588	1,146	4,053	21,608

Allocated to:
Specific reserves	$469	6,123	775	732	8,099
General reserves	1,590	7,966	656	2,048	12,260

Balance, June 30, 2013	$2,059	14,089	1,431	2,780	20,359

Loans receivable at December 31, 2012:
Individually reviewed for impairment	$4,687	28,195	1,823	2,395	37,100
Collectively reviewed for impairment	92,350	216,712	52,152	77,459	438,673

Ending balance	$97,037	244,907	53,975	79,854	475,773

Loans receivable at June 30, 2013:
Individually reviewed for impairment	$4,298	24,127	1,866	1,460	31,751
Collectively reviewed for impairment	80,856	195,444	51,844	76,062	404,206

Ending balance	$85,154	219,571	53,710	77,522	435,957

(Dollars in thousands)	1-4 Family	Commercial Real Estate	Consumer	Commercial Business	Total
For the three months ended June 30, 2012:
Balance, March 31, 2012	$3,748	11,049	1,122	5,505	21,424
Provision for losses	(83)	975	628	(432)	1,088
Charge-offs	0	(1,554)	(493)	(1,820)	(3,867)
Recoveries	0	1,083	11	780	1,874

Balance, June 30, 2012	$3,665	11,553	1,268	4,033	20,519

For the six months ended June 30, 2012:
Balance, December 31, 2011	3,718	13,622	1,159	5,389	23,888
Provision for losses	(53)	792	847	(626)	960
Charge-offs	0	(4,184)	(758)	(1,828)	(6,770)
Recoveries	0	1,323	20	1,098	2,441

Balance, June 30, 2012	$3,665	11,553	1,268	4,033	20,519

The following table summarizes the amount of classified and unclassified loans at June 30, 2013 and December 31, 2012:

	June 30, 2013
	Classified					Unclassified
(Dollars in thousands)	Special Mention	Substandard	Doubtful	Loss	Total	Total	Total Loans
1-4 family	$1,499	11,405	38	0	12,942	72,212	85,154
Commercial real estate:
Residential developments	0	30,337	0	0	30,337	10,859	41,196
Other	16,872	24,981	0	0	41,853	136,522	178,375
Consumer	0	1,486	155	225	1,866	51,844	53,710
Commercial business:
Construction industry	0	403	0	0	403	6,718	7,121
Other	446	9,092	0	0	9,538	60,863	70,401

	$18,817	77,704	193	225	96,939	339,018	435,957

	December 31, 2012
	Classified					Unclassified
(Dollars in thousands)	Special Mention	Substandard	Doubtful	Loss	Total	Total	Total Loans
1-4 family	$1,004	13,915	33	0	14,952	82,085	97,037
Commercial real estate:
Residential developments	744	36,210	0	0	36,954	9,389	46,343
Other	17,170	30,365	0	0	47,535	151,029	198,564
Consumer	0	1,543	123	157	1,823	52,152	53,975
Commercial business:
Construction industry	0	320	0	0	320	2,346	2,666
Other	1,224	12,628	134	0	13,986	63,202	77,188

	$20,142	94,981	290	157	115,570	360,203	475,773

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

The aging of past due loans at June 30, 2013 and December 31, 2012 is summarized as follows:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
June 30, 2013
1-4 family	$1,779	121	0	1,900	83,254	85,154	0
Commercial real estate:
Residential developments	0	0	0	0	41,196	41,196	0
Other	1,358	0	0	1,358	177,017	178,375	0
Consumer	458	233	1,095	1,786	51,924	53,710	0
Commercial business:
Construction industry	2,023	0	0	2,023	5,098	7,121	0
Other	86	0	0	86	70,315	70,401	0

	$5,704	354	1,095	7,153	428,804	435,957	0

December 31, 2012
1-4 family	$1,172	240	0	1,412	95,625	97,037	0
Commercial real estate:
Residential developments	0	0	0	0	46,343	46,343	0
Other	49	0	289	338	198,226	198,564	0
Consumer	591	80	0	671	53,304	53,975	0
Commercial business:
Construction industry	45	0	79	124	2,542	2,666	0
Other	1,441	106	7,467	9,014	68,174	77,188	7,423

	$3,298	426	7,835	11,559	464,214	475,773	7,423

Impaired loans include loans that are non-performing (non-accruing) and loans that have been modified in a troubled debt restructuring (TDR). The following table summarizes impaired loans and related allowances as of June 30, 2013 and December 31, 2012:

	June 30, 2013			December 31, 2012
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans with no related allowance recorded:
1-4 family	$1,595	1,595	0	1,617	1,617	0
Commercial real estate:
Residential developments	9,499	15,181	0	10,714	15,530	0
Other	335	335	0	640	640	0
Consumer	330	336	0	393	400	0
Commercial business:
Construction industry	100	175	0	102	1,038	0
Other	0	0	0	34	534	0
Loans with an allowance recorded:
1-4 family	2,703	2,747	469	3,070	3,114	571
Commercial real estate:
Residential developments	11,953	14,245	4,931	14,061	16,545	1,669
Other	2,340	2,843	1,192	2,780	3,133	921
Consumer	1,536	1,536	775	1,430	1,430	537
Commercial business:
Construction industry	0	0	0	74	74	62
Other	1,360	2,212	732	2,185	2,936	1,053
Total:
1-4 family	4,298	4,342	469	4,687	4,731	571
Commercial real estate:
Residential developments	21,452	29,426	4,931	24,775	32,075	1,669
Other	2,675	3,178	1,192	3,420	3,773	921
Consumer	1,866	1,872	775	1,823	1,830	537
Commercial business:
Construction industry	100	175	0	176	1,112	62
Other	1,360	2,212	732	2,219	3,470	1,053

	$31,751	41,205	8,099	37,100	46,991	4,813

The following table summarizes the average recorded investment and interest income recognized on impaired loans for the three and six months ended June 30, 2013 and 2012:

	For the three months ended June 30, 2013		For the six months ended June 30, 2013
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance recorded:
1-4 family	$1,617	15	1,617	31
Commercial real estate:
Residential developments	8,942	14	9,533	29
Other	361	4	454	7
Consumer	291	2	325	5
Commercial business:
Construction industry	82	0	88	0
Other	2	0	12	0
Loans with an allowance recorded:
1-4 family	2,687	8	2,815	16
Commercial real estate:
Residential developments	13,953	14	13,989	27
Other	2,422	1	2,541	4
Consumer	1,498	3	1,475	13
Commercial business:
Construction industry	35	0	48	0
Other	1,838	11	1,953	19
Total:
1-4 family	4,304	23	4,432	47
Commercial real estate:
Residential developments	22,895	28	23,522	56
Other	2,783	5	2,995	11
Consumer	1,789	5	1,800	18
Commercial business:
Construction industry	117	0	136	0
Other	1,840	11	1,965	19

	$33,728	72	34,850	151

	For the three months ended June 30, 2012		For the six months ended June 30, 2012
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance recorded:
1-4 family	$4,092	21	3,611	48
Commercial real estate:
Residential developments	12,085	83	10,356	320
Other	3,972	5	3,896	18
Consumer	339	2	389	2
Commercial business:
Construction industry	217	0	323	0
Other	1,521	2	1,530	5
Loans with an allowance recorded:
1-4 family	4,148	18	3,962	41
Commercial real estate:
Residential developments	15,679	37	15,082	74
Other	4,013	1	4,662	3
Consumer	1,356	19	1,142	42
Commercial business:
Construction industry	189	0	154	0
Other	4,146	8	4,325	29
Total:
1-4 family	8,240	39	7,573	89
Commercial real estate:
Residential developments	27,764	120	25,438	394
Other	7,985	6	8,558	21
Consumer	1,695	21	1,531	44
Commercial business:
Construction industry	406	0	477	0
Other	5,667	10	5,855	34

	$51,757	196	49,432	582

At June 30, 2013 and December 31, 2012, non-accruing loans totaled $25.8 million and $30.0 million, respectively, for which the related allowance for loan losses was $7.5 million and $3.2 million, respectively. The increase in the related allowances is due primarily to the decline in estimated values of collateral securing several non-accruing loans. All of the interest income that was recognized for non-accruing loans was recognized using the cash basis method of income recognition. Non-accruing loans for which no specific allowance has been recorded, because management determined that the value of the collateral was sufficient to repay the loan, totaled $8.8 million and $10.3 million, respectively. Non-accrual loans also include certain loans that have had terms modified in a TDR.

The non-accrual loans at June 30, 2013 and December 31, 2012 are summarized as follows:

(Dollars in thousands)	June 30, 2013	December 31, 2012
1-4 family	$2,091	$2,492
Commercial real estate:
Residential developments	20,228	23,652
Other	1,305	1,891
Consumer	1,462	300
Commercial business:
Construction industry	100	176
Other	655	1,464

	$25,841	$29,975

At June 30, 2013 and December 31, 2012 there were loans included in loans receivable, net, with terms that had been modified in a TDR totaling $28.0 million and $33.1 million, respectively. For the loans that were restructured in the second quarter of 2013, $0.0 million were classified but performing and $0.2 million were non-performing at June 30, 2013.

The following table summarizes TDRs at June 30, 2013 and December 31, 2012:

	June 30, 2013			December 31, 2012
(Dollars in thousands)	Accrual	Non-Accrual	Total	Accrual	Non-Accrual	Total
1-4 Family	$2,207	1,004	3,211	2,196	1,404	3,600
Commercial real estate	2,594	20,408	23,002	2,653	23,222	25,875
Consumer	404	163	567	1,522	292	1,814
Commercial business	705	544	1,249	754	1,012	1,766

	$5,910	22,119	28,029	7,125	25,930	33,055

There were no material commitments to lend additional funds to customers whose loans were restructured or classified as nonaccrual at June 30, 2013 or December 31, 2012.

TDR concessions can include reduction of interest rates, extension of maturity dates, forgiveness of principal and/or interest due, or acceptance of real estate or other assets in full or partial satisfaction of the debt. Loan modifications are not reported as TDRs after 12 months if the loan was modified at a market rate of interest for comparable risk loans, and the loan is performing in accordance with the terms of the restructured agreement for the entire 12 month period. All loans classified as TDRs are considered to be impaired.

When a loan is modified as a TDR, there may be a direct, material impact on the loans within the balance sheet, as principal balances may be partially forgiven. The financial effects of TDRs are presented in the following table and represent the difference between the outstanding recorded balance pre-modification and post-modification, for the three month and six month periods ending June 30, 2013 and June 30, 2012.

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
(Dollars in thousands)	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Troubled debt restructurings:
1-4 family	1	$193	200	1	$193	200
Commercial real estate:
Other	0	0	0	2	75	75
Consumer	1	3	3	5	117	118
Commercial business:
Construction industry	1	41	41	1	41	41

Total	3	$237	244	9	$426	434

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
(Dollars in thousands)	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Troubled debt restructurings:
1-4 family	0	$0	0	27	$3,204	3,204
Commercial real estate:
Residential developments	0	0	0	7	11,479	9,823
Other	1	321	150	6	2,814	2,586
Consumer	4	1,057	1,057	12	1,326	1,326
Commercial business:
Other	1	80	80	3	324	324

Total	6	$1,458	1,287	55	$19,147	17,263

Loans that were restructured within the 12 months preceding June 30, 2013 and June 30, 2012 and defaulted during the three and six months ended June 30, 2013 and June 30, 2012 are presented in the table below.

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
(Dollars in thousands)	Number of Contracts	Outstanding Recorded Investment	Number of Contracts	Outstanding Recorded Investment
Troubled debt restructurings that subsequently defaulted:
1-4 family	2	$187	2	$187
Commercial real estate:
Residential developments	2	608	2	608
Other	0	0	0	0
Consumer	0	0	0	0
Commercial business:
Construction industry	0	0	0	0
Other	0	0	0	0

Total	4	$795	4	$795

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
(Dollars in thousands)	Number of Contracts	Outstanding Recorded Investment	Number of Contracts	Outstanding Recorded Investment
Troubled debt restructurings that subsequently defaulted:
1-4 family	1	$846	2	$940
Commercial real estate:
Residential developments	0	0	0	0
Other	0	0	2	159
Consumer	0	0	0	0
Commercial business:
Construction industry	0	0	0	0
Other	0	0	3	2,777

Total	1	$846	7	$3,876

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

TDRs are reviewed for impairment following the same methodology as other impaired loans. For loans that are collateral dependent, the value of the collateral is reviewed and additional reserves may be added as needed. Loans that are not collateral dependent may have additional reserves established if deemed necessary. The reserves for TDRs was $6.8 million, or 33.2%, of the total $20.4 million in loan loss reserves at June 30, 2013 and $3.7 million, or 17.2%, of the total $21.6 million in loan loss reserves at December 31, 2012.

(11) Investment in Mortgage Servicing Rights

A summary of mortgage servicing activity is as follows:

(Dollars in thousands)	Six Months ended June 30, 2013	Twelve Months ended December 31, 2012	Six Months ended June 30, 2012
Mortgage servicing rights:
Balance, beginning of period	$1,732	1,485	1,485
Originations	394	979	396
Amortization	(331)	(732)	(348)

Balance, end of period	$1,795	1,732	1,533

Fair value of mortgage servicing rights	$2,620	2,126	1,929

All of the loans being serviced are single family loans serviced for the FNMA under the mortgage-backed security program or the individual loan sale program. The following is a summary of the risk characteristics of the loans being serviced at June 30, 2013.

(Dollars in thousands)	Loan Principal Balance	Weighted Average Interest Rate	Weighted Average Remaining Term	Number of Loans
Original term 30 year fixed rate	$205,191	4.40%	304	1,751
Original term 15 year fixed rate	122,465	3.46%	147	1,383
Adjustable rate	309	3.53%	297	6

The gross carrying amount of mortgage servicing rights and the associated accumulated amortization at June 30, 2013 is presented in the following table. Amortization expense for mortgage servicing rights was $331,000 and $348,000 for the six months ended June 30, 2013 and 2012, respectively.

	June 30, 2013
	Gross		Unamortized
(Dollars in thousands)	Carrying Amount	Accumulated Amortization	Mortgage Servicing Rights
Mortgage servicing rights	$2,541	(746)	1,795

Total	$2,541	(746)	1,795

	June 30, 2012
	Gross		Unamortized
(Dollars in thousands)	Carrying Amount	Accumulated Amortization	Mortgage Servicing Rights
Mortgage servicing rights	$2,191	(658)	1,533

Total	$2,191	(658)	1,533

The following table indicates the estimated future amortization expense for amortized mortgage servicing rights:

Mortgage
(Dollars in thousands)	Servicing Rights
Year ended December 31,
2013	$416
2014	397
2015	366
2016	288
2017	181
Thereafter	147

$1,795

Projections of amortization are based on existing asset balances and the existing interest rate environment as of June 30, 2013. The Company’s actual experiences may be significantly different depending upon changes in mortgage interest rates and other market conditions.

(12) Earnings (Loss) per Common Share

The following table reconciles the weighted average shares outstanding and the earnings (loss) available to common shareholders used for basic and diluted earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2013	2012	2013	2012
Weighted average number of common shares outstanding used in basic loss per common share calculation	3,991	3,936	3,993	3,925
Net dilutive effect of:
Options	285	0	176	0
Restricted stock awards	40	0	45	97

Weighted average number of shares outstanding adjusted for effect of dilutive securities	4,316	3,936	4,214	4,022

Income (loss) available to common shareholders	$1,252	(69)	1,517	2,274
Basic earnings (loss) per common share	$0.32	(0.02)	0.38	0.58
Diluted earnings (loss) per common share	$0.30	(0.02)	0.36	0.57

For the three months ended June 30, 2013 and June 30, 2012, there were 0 and 94,432 common share equivalents outstanding, respectively, that are not included in the calculation of diluted earnings per share as they are anti-dilutive. For the six months ended June 30, 2013 and June 30, 2012, there were no common share equivalents outstanding, respectively, that are not included in the calculation of diluted earnings per share as they are anti-dilutive.

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

The Bank entered into a written Supervisory Agreement with the OTS, effective February 22, 2011, that primarily relates to the Bank’s financial performance and credit quality issues. This agreement replaced the prior memorandum of understanding that the Bank entered into with its primary regulator on December 9, 2009. In accordance with the agreement, the Bank submitted a two year business plan in May of 2011 that the OCC accepted with the expectation that the Bank would be in adherence with the OCC’s Notification of Establishment of Higher Minimum Capital Ratios, dated August 8, 2011, or IMCR, which required the Bank to establish and maintain a minimum core capital ratio of 8.5% by December 31, 2011. The IMCR is discussed more fully below. As required by the Supervisory Agreement, the Bank submitted updated two year business plans in January of 2012 and 2013. The Bank must operate within the parameters of the business plan and is required to monitor and submit periodic reports on its compliance with the plan. The Bank also submitted problem asset reduction plans at the same time that the business plans were submitted. The Bank must operate within the parameters of the problem asset plan and is required to monitor and submit periodic reports on its compliance with the plan. The Bank has also revised its loan modification policies and its program for identifying, monitoring and controlling risk associated with concentrations of credit, and improved the documentation relating to the allowance for loan and lease losses as required by the agreement. In addition, without the consent of the OCC, the Bank may not declare or pay any cash dividends, increase its total assets during any quarter in excess of the amount of the net interest credited on deposit liabilities during the prior quarter, enter into any new contractual arrangement or renew or extend any existing arrangement related to compensation or benefits with any directors or officer, make any golden parachute payments, or enter into any significant contracts with a third party service provider. The Bank believes it was in compliance with all requirements of the Supervisory Agreement at June 30, 2013.

The Company also entered into a written Supervisory Agreement with the OTS effective February 22, 2011. This agreement replaced the prior memorandum of understanding that the Company entered into with its primary regulator on December 9, 2009. As required by the Supervisory Agreement, the Company submitted updated two year consolidated capital plans in January of 2012 and 2013. The Company must operate within the parameters of the capital plan and is required to monitor and submit periodic reports on its compliance with the plan. In addition, without the consent of the FRB, the Company may not incur or issue any debt, guarantee the debt of any entity, declare or pay any cash dividends or repurchase any of the Company’s capital stock, enter into any new contractual arrangement or renew or extend any existing arrangement related to compensation or benefits with any director or officer, or make any golden parachute payments. The Company believes it was in compliance with all requirements of its Supervisory Agreement at June 30, 2013.

Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Tier I (Core) capital, and Risk-based capital (as defined in the regulations) to total assets (as defined).

On June 30, 2013, the Bank’s tangible assets were $560.6 million, its adjusted total assets were $562.2 million, and its risk-weighted assets were $413.5 million. The following table presents the Bank’s capital amounts and ratios at June 30, 2013 for actual capital, required capital and excess capital, including ratios in order to qualify as being well capitalized under the Prompt Corrective Actions regulations.

	Actual		Required to be Adequately Capitalized		Excess Capital		To Be Well Capitalized Under Prompt Corrective Actions Provisions(1)
(Dollars in thousands)	Amount	Percent of Assets(2)	Amount	Percent of Assets (2)	Amount	Percent of Assets(2)	Amount	Percent of Assets(2)
Bank stockholder’s equity	$64,656
Plus:
Net unrealized losses on certain securities available for sale and cash flow hedges	1,567

	66,223

Tier I or core capital
Tier I capital to adjusted total assets		11.78%	$22,488	4.00%	$43,735	7.78%	$28,110	5.00%
Tier I capital to risk-weighted assets		16.01%	$16,541	4.00%	$49,682	12.01%	$24,811	6.00%
Plus:
Allowable allowance for loan losses	5,357

Risk-based capital	$71,580		$33,081		$38,498		$41,352

Risk-based capital to risk-weighted assets		17.31%		8.00%		9.31%		10.00%

(1)	Under recently issued final rules, revised requirements will be phased in commencing January 1, 2015, as described below.
(2)	Based upon the Bank’s adjusted total assets for the purpose of the tangible and core capital ratios and risk-weighted assets for the purpose of the risk-based capital ratio.

The OCC established an IMCR for the Bank. An IMCR requires a bank to establish and maintain levels of capital greater than those generally required for a bank to be classified as “well-capitalized.” Effective December 31, 2011, the Bank was required to establish, and subsequently maintain, core capital at least equal to 8.50% of adjusted total assets, which was in excess of the Bank’s 7.14% core capital to adjusted total assets ratio at December 31, 2011. In February 2012, the Bank received a Notice of Failure to Maintain Minimum Capital Ratios from the OCC arising out of its failure to establish and maintain its IMCR of 8.50% core capital to adjusted total assets at December 31, 2011. In April 2012, the Bank submitted to the OCC a written capital plan of how it would maintain its IMCR and a contingency plan in the event the IMCR was not maintained through the Bank’s primary plan. As a result of a decrease in assets and improved financial results, the Bank’s core capital to adjusted total assets ratio improved to 11.78% at June 30, 2013 which equates to core capital being $18.4 million in excess of the IMCR capital requirement at June 30, 2013.

Management believes that, as of June 30, 2013, the Bank’s capital ratios were in excess of those quantitative capital ratio standards set forth under the current prompt corrective action regulations described above. However, there can be no assurance that the Bank will continue to maintain such status in the future, under the current rules or new rules described below. The OCC has extensive discretion in its supervisory and enforcement activities, and can adjust the requirement to be “well-capitalized” in the future.

In order to improve its capital ratios and maintain compliance with its IMCR, the Bank is, among other things, working to improve its financial results, reduce non-performing assets, and decrease the asset size of the Bank. In March 2012, the Bank sold substantially all of the assets and liabilities associated with its Toledo, Iowa branch, and in March 2013 the Bank’s 55th street branch office in Rochester, Minnesota was closed to further reduce costs. In light of its continued focus on complying with the IMCR, the Bank may also determine that it is necessary or prudent to dispose of other non-strategic assets. These actions have resulted, and may result in changes in the Bank’s assets, liabilities and earnings, some of which may be material, during the period in which the action is taken or is consummated or over a longer period of time. Further, the Company may determine it prudent, or be required by supervising banking regulators, to issue capital of which there can be no assurance that, if issued, it would be on terms favorable to the Company. If the Company issues additional shares of common stock or other equity securities, it could dilute the ownership interests of existing stockholders and, given our current common stock trading price, raising additional capital could dilute the per share book value of the Company’s common stock and could result in a change of control of the Company and the Bank.

The capital requirements of the Company and the Bank will be affected in the future by regulatory changes approved in the final rules issued in July 2013 by the FRB and the OCC to establish an integrated regulatory capital framework for implementing the Basel III reforms of the Basel Committee on Banking Supervision for the Bank of International Settlements. The new requirements, which will be effective January 1, 2015, among other things, apply a strengthened set of capital requirements to both the Bank and the Company, including new requirements relating to common equity as a component of core capital and as a “capital conservation buffer” against risk, and a higher minimum core capital requirement, and will revise the rules for calculating risk-weighted assets for purposes of such requirements. The final rules make corresponding revisions to the prompt corrective action framework. Under the final rules, certain changes including the new capital ratio and buffer requirements will be phased in incrementally, with full implementation scheduled for January 1, 2019.

(14) Preferred Stock

The Company’s certificate of incorporation authorizes the issuance of up to 500,000 shares of preferred stock, and on December 23, 2008, the Company completed the sale of 26,000 shares of cumulative perpetual preferred stock to the United States Treasury. The preferred stock has a liquidation value of $1,000 per share and a related warrant was also issued to purchase 833,333 shares of HMN common stock at an exercise price of $4.68 per share. The transaction was part of the United States Treasury’s capital purchase program under the Emergency Economic Stabilization Act of 2008. Under the terms of the sale, the preferred shares are entitled to a quarterly cumulative compounding dividend at a stated rate of 5% per annum for each of the first five years of the investment, increasing to 9% thereafter, unless HMN redeems the shares. The Company made all required dividend payments to the Treasury on the outstanding preferred stock in 2009 and 2010 but has deferred the last ten quarterly dividend payments, beginning with the February 15, 2011 dividend payment. The deferred dividend payments of $3.4 million have been accrued for payment in the future and are being reported for the deferral period as a preferred dividend requirement that is deducted from income for financial statement purposes to arrive at the net income available to common shareholders. Under the terms of the certificate of designations for the preferred stock, dividend payments may be deferred but the dividend is cumulative and compounds quarterly while unpaid. In addition, since the Company failed to pay dividends for six quarters, the Treasury had the right to appoint two representatives to the Company’s board of directors. Treasury did not exercise this right.

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

(15) Commitments and Contingencies

The Bank issued standby letters of credit which guarantee the performance of customers to third parties. The standby letters of credit issued and available at June 30, 2013 were approximately $1.6 million, expire over the next fifteen months, and are collateralized primarily with commercial real estate mortgages. Since the conditions under which the Bank is required to fund the standby letters of credit may not materialize, the cash requirements are expected to be less than the total outstanding commitments.

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

(Dollars in thousands)	Home Federal Savings Bank	Other	Eliminations	Consolidated Total
At or for the six months ended June 30, 2013:
Interest income—external customers	$12,110	0	0	12,110
Non-interest income—external customers	3,861	0	0	3,861
Intersegment interest income	0	1	(1)	0
Intersegment non-interest income	92	3,009	(3,101)	0
Interest expense	2,508	0	(1)	2,507
Other non-interest expense	11,064	392	(92)	11,364
Income tax expense	0	80	0	80
Net income	3,011	2,538	(3,009)	2,540
Total assets	560,908	65,021	(64,955)	560,974
At or for the six months ended June 30, 2012:
Interest income—external customers	$16,227	0	0	16,227
Non-interest income—external customers	4,500	0	0	4,500
Intersegment interest income	0	2	(2)	0
Intersegment non-interest income	93	3,582	(3,675)	0
Interest expense	3,969	0	(2)	3,967
Other non-interest expense	12,305	389	(93)	12,601
Net income	3,586	3,195	(3,582)	3,199
Total assets	670,229	62,033	(61,948)	670,314
At or for the quarter ended June 30, 2013:
Interest income—external customers	$5,787	0	0	5,787
Non-interest income—external customers	1,987	0	0	1,987
Intersegment interest income	0	1	(1)	0
Intersegment non-interest income	46	2,026	(2,072)	0
Interest expense	1,115	0	0	1,115
Other non-interest expense	5,199	172	(46)	5,325
Income tax expense	0	55	0	55
Net income	2,026	1,799	(2,026)	1,799
Total assets	560,908	65,021	(64,955)	560,974
At or for the quarter ended June 30, 2012:
Interest income—external customers	$7,952	0	0	7,952
Non-interest income—external customers	1,794	0	0	1,794
Intersegment interest income	0	1	(1)	0
Intersegment non-interest income	46	558	(604)	0
Interest expense	1,906	0	(1)	1,905
Other non-interest expense	6,238	166	(46)	6,358
Net income	560	393	(558)	395
Total assets	670,229	62,033	(61,948)	670,314

Item 2:

HMN FINANCIAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Information

This quarterly report and other reports filed by the Company with the Securities and Exchange Commission may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are often identified by such forward-looking terminology as “expect,” “intend,” “look,” “believe,” “anticipate,” “estimate,” “project,” “seek,” “may,” “will,” “would,” “could,” “should,” “trend,” “target,” and “goal” or similar statements or variations of such terms and include, but are not limited to, those relating to increasing our core deposit relationships, reducing non-performing assets, reducing expense and generating improved financial results; the adequacy and amount of available liquidity and capital resources to the Bank; the Company’s liquidity and capital requirements, including the adequacy and availability of resources for such requirements; our expectations for core capital and our strategies and potential strategies for improvement thereof; changes in the size of the Bank’s loan portfolio; the recovery of the valuation allowance on deferred tax assets; the amount and mix of the Bank’s non-performing assets and the appropriateness of the allowance therefor; future losses on non-performing assets; the amount of interest-earning assets; the amount and mix of brokered and other deposits (including the Company’s ability to renew brokered deposits); the availability and use of alternate funding sources, including Federal Home Loan Bank advances; the payment of dividends; the future outlook for the Company; the amount of deposits that will be withdrawn from checking and money market accounts and how the withdrawn deposits will be replaced; the projected changes in net interest income based on rate shocks; the range that interest rates may fluctuate over the next twelve months; the net market risk of interest rate shocks; the future outlook for the issuer trust preferred securities held by the Bank; and the Bank’s compliance with regulatory standards generally (including the Bank’s status as “well-capitalized”), and supervisory agreements, individual minimum capital requirements or other supervisory directives or requirements to which the Company or the Bank are or may become expressly subject, specifically, and possible responses of the OCC and FRB and the Bank and the Company to any failure to comply with any such regulatory standard, agreement or requirement. A number of factors could cause actual results to differ materially from the Company’s assumptions and expectations. These include but are not limited to the adequacy and marketability of real estate and other collateral securing loans to borrowers; federal and state regulation and enforcement, including restrictions set forth in the supervisory agreements between each of the Company and Bank and the OCC and FRB; possible legislative and regulatory changes, including changes in the degree and manner of regulatory supervision, the ability of the Company and the Bank to establish and adhere to plans and policies relating to, among other things, capital, business, non-performing assets, loan modifications, documentation of loan loss allowance and concentrations of credit that are satisfactory to the OCC and FRB, as applicable, in accordance with the terms of the Company and Bank supervisory agreements and to otherwise manage the operations of the Company and the Bank to ensure compliance with other requirements set forth in the supervisory agreements; the ability of the Company and the Bank to obtain required consents from the OCC and FRB, as applicable, under the supervisory agreements or other directives; the ability of the Bank to comply with its individual minimum capital requirement and other applicable regulatory capital requirements; enforcement activity of the OCC and FRB in the event of our non-compliance with any applicable regulatory standard, agreement or requirement; adverse economic, business and competitive developments such as shrinking interest margins, reduced collateral values, cash inflows and deposit outflows, changes in credit or other risks posed by the Company’s loan and investment portfolios, relative costs associated with alternate funding sources, technological, computer-related or operational difficulties, results of litigation, and reduced demand for financial services and loan products; changes in accounting policies and guidelines, or monetary and fiscal policies of the federal government or tax laws; international economic developments; the Company’s access to and adverse changes in securities markets and the investment expectations of holders of our capital stock; the market for credit related assets; or other significant uncertainties. Additional factors that may cause actual results to differ from the Company’s assumptions and expectations include those set forth in the Company’s most recent filings on Forms 10-K and 10-Q with the Securities and Exchange Commission. All forward-looking statements are qualified by, and should be considered in conjunction with, such cautionary statements. For additional discussion of the risks and uncertainties applicable to the Company, see the “Risk Factors” sections of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and Part II, Item 1A of its Quarterly Reports on Form 10-Q.

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

Between 2008 and 2011, the Company’s commercial business and commercial real estate loan portfolios required significant charge-offs due primarily to decreases in the estimated value of the underlying collateral supporting the loans, as many of these loans were made to borrowers in or associated with the real estate industry. The decrease in the estimated collateral value was primarily the result of reduced demand for real estate, particularly as it relates to single-family and commercial land developments. More stringent lending standards implemented by the mortgage industry in recent years have made it more difficult for some borrowers with marginal credit to qualify for a mortgage. This decrease in available credit and the overall weakness in the economy reduced the demand for single family homes and the values of existing properties and developments where the Company’s commercial loan portfolio has concentrations. Consequently, our level of non-performing assets and the related provision for loan losses increased significantly in the past several years, relative to periods before 2008. The increased levels of non-performing assets, related provisions for loan losses, loan charge-offs, expenses associated with real estate owned, and the allowances against deferred taxes arising from adverse results of operations, were the primary reasons for the net losses incurred by the Company in each of the years 2008 through 2011. In 2012 and to date in 2013, commercial real estate values stabilized and fewer charge-offs were recorded than in the corresponding periods in the previous four years.

Between December 31, 2008 and December 31, 2012, the total assets of the Company decreased $492 million and in the first six months of 2013 total assets declined an additional $92 million. The decrease in assets was primarily in the commercial loan portfolio, which occurred because of loan prepayments or non-renewals as a result of the Company’s focus on improving credit quality, reducing loan concentrations, managing net interest margin and improving capital ratios. The proceeds received from loan payments were primarily used to reduce the outstanding brokered deposits and FHLB advances and these funding sources decreased $434 million between December 31, 2008 and June 30, 2013. It is anticipated that the decreases in assets will be much less in future periods as there are no FHLB advances and only $11.0 million in brokered deposits that remained outstanding at June 30, 2013.

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

The Company maintains significant net deferred tax assets for deductible temporary differences, the largest of which relates to the allowance for loan and real estate losses and net operating loss carry forwards. For income tax purposes, only net charge-offs are deductible, not the entire provision for loan losses. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that the deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon management’s judgment and evaluation of both positive and negative evidence, including the forecasts of future income, tax planning strategies and assessments of the current and future economic and business conditions. The Company considers both positive and negative evidence regarding the ultimate realizability of deferred tax assets. Positive evidence includes current financial performance, the ability to implement tax planning strategies to accelerate taxable income recognition and the probability that taxable income will be generated in future periods. Negative evidence includes the Company’s cumulative loss in the prior three year period and the general business and economic environment. In the second quarter of 2010, the Company recorded a valuation allowance against the entire deferred tax asset balance and the Company continued to maintain a valuation reserve against the entire deferred tax asset balance at June 30, 2013. This determination was based primarily upon the existence of a three year cumulative loss position that is primarily attributable to significant provisions for loan losses incurred during the last three years. The creation of the valuation allowance, although it increased tax expense and similarly reduced tangible book value, does not have an effect on the Company’s cash flows, and may be recoverable in subsequent periods if the Company were to realize certain sustained future taxable income. It is possible that future conditions may differ substantially from those anticipated in determining the need for a valuation allowance on deferred tax assets and adjustments may be required in the future.

Determining the ultimate settlement of any tax position requires significant estimates and judgments in arriving at the amount of tax benefits to be recognized in the financial statements. It is possible that the tax benefits realized upon the ultimate resolution of a tax position may result in tax benefits that are significantly different from those estimated.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2013 COMPARED TO THE SAME PERIODS ENDED JUNE 30, 2012

Net Income

Net income for the second quarter of 2013 was $1.8 million, an improvement of $1.4 million, compared to net income of $0.4 million for the second quarter of 2012. The net income available to common shareholders was $1.3 million for the second quarter of 2013, an improvement of $1.4 million from the net loss available to common shareholders of $0.1 million for the second quarter of 2012. Diluted earnings per common share for the second quarter of 2013 were $0.30, an improvement of $0.32 from the diluted loss per common share of $0.02 for the second quarter of 2012. The improvement in net income in the second quarter of 2013 was primarily due to a $1.6 million decrease in the provision for loan losses and a $1.1 million decrease in non-interest expense between the periods. These positive changes to net income were partially offset by a $1.3 million decrease in net interest income due primarily to the decrease in interest earning assets between the periods.

Net income was $2.5 million for the six month period ended June 30, 2013, a decrease of $0.7 million, or 20.6%, compared to the net income of $3.2 million for the six month period ended June 30, 2012. The net income available to common shareholders was $1.5 million for the six month period ended June 30, 2013, a decrease of $0.8 million, or 33.3%, compared to the net income available to common shareholders of $2.3 million for the same period of 2012. Diluted earnings per common share for the six month period ended June 30, 2013 was $0.36, a decrease of $0.21 per share compared to the diluted earnings per common share of $0.57 for the same period in 2012. The decrease in net income for the six month period ended June 30, 2013 was primarily due to a $2.7 million decrease in net interest income due primarily to the decrease in interest earning assets between the periods and a $0.6 million decrease in the gain related to the sale of the Bank’s Toledo, Iowa branch in the first quarter of 2012. These changes to net income were partially offset by a $1.5 million decrease in the provision for loan losses and a $1.2 million decrease in non-interest expenses.

Net Interest Income

Net interest income was $4.7 million for the second quarter of 2013, a decrease of $1.3 million, or 22.7%, compared to $6.0 million for the second quarter of 2012. Interest income was $5.8 million for the second quarter of 2013, a decrease of $2.2 million, or 27.2%, from $8.0 million for the same period in 2012. Interest income decreased between the periods primarily because of an $82 million decrease in the average interest-earning assets and also because of a decrease in average yields between the periods. Average interest-earning assets decreased between the periods primarily because of a decrease in the commercial loan portfolio, which occurred primarily because of loan prepayments or non-renewals as a result of the Company’s focus on improving credit quality, decreasing loan concentrations, managing net interest margin and improving capital ratios. The average yield earned on interest-earning assets was 4.07% for the second quarter of 2013, a decrease of 83 basis points from the 4.90% average yield for the second quarter of 2012. The decrease in average yield is due to the continued low short-term interest rate environment that existed during the second quarter of 2013. The increase in domestic long-term mortgage rates during the second quarter of 2013 did not materially impact the average yield earned on interest-earning assets during the second quarter of 2013 since most of the mortgage loans originated by the Bank are sold into the secondary market and not placed in the loan portfolio.

Interest expense was $1.1 million for the second quarter of 2013, a decrease of $0.8 million, or 41.5%, compared to $1.9 million for the second quarter of 2012. Interest expense decreased primarily because of the $90 million decrease in the average interest-bearing liabilities between the periods. The decrease in average interest-bearing liabilities is primarily the result of a decrease in the outstanding borrowings and brokered certificates of deposits between the periods. The decrease in borrowings and brokered certificates of deposits between the periods was the result of using the proceeds from loan principal payments to fund maturing borrowings and brokered certificates of deposits. Interest expense also decreased because of the lower interest rates paid on money market accounts and certificates of deposits. The decreased rates were the result of the low interest rate environment that continued to exist during the second quarter of 2013. The average interest rate paid on interest-bearing liabilities was 0.85% for the second quarter of 2013, a decrease of 39 basis points from the 1.24% average interest rate paid in the second quarter of 2012. The average interest rate paid on interest-bearing liabilities is anticipated to continue to decrease in the third quarter of 2013 as a result of paying off all outstanding Federal Home Loan Bank advances in the second quarter of 2013.

Net interest margin (net interest income divided by average interest earning assets) for the second quarter of 2013 was 3.28%, a decrease of 44 basis points, compared to 3.72% for the second quarter of 2012.

Net interest income was $9.6 million for the first six months of 2013, a decrease of $2.7 million, or 21.7%, from $12.3 million for the same period in 2012. Interest income was $12.1 million for the six month period ended June 30, 2013, a decrease of $4.1 million, or 25.4%, from $16.2 million for the same six month period in 2012. Interest income decreased between the periods primarily because of a $96 million decrease in the average interest-earning assets and also because of a decrease in average yields between the periods. Average interest-earning assets decreased between the periods primarily because of a decrease in the commercial loan portfolio, which occurred primarily because of loan prepayments or non-renewals as a result of the Company’s focus on improving credit quality, decreasing loan concentrations, managing net interest margin and improving capital ratios. The average yield earned on interest-earning assets was 4.18% for the first six months of 2013, a decrease of 61 basis points from the 4.79% average yield for the first six months of 2012. The decrease in average yield is due to the continued low short-term interest rate environment that existed during the first six months of 2013. The increase in domestic long-term mortgage rates during the second quarter of 2013 did not materially impact the average yield earned on interest-earning assets during the first six months of 2013 since most of the mortgage loans originated by the Bank are sold into the secondary market and not placed in the loan portfolio.

Interest expense was $2.5 million for the first six months of 2013, a decrease of $1.5 million, or 36.8%, compared to $4.0 million for the first six months of 2012. Interest expense decreased primarily because of the $107 million decrease in the average interest-bearing liabilities between the periods. The decrease in average interest-bearing liabilities is primarily the result of a decrease in the outstanding borrowings and brokered certificates of deposits and a decrease in other deposits as a result of the branch sale that occurred in the first quarter of 2012. The decrease in borrowings and brokered certificates of deposits between the periods was the result of using the proceeds from loan principal payments to fund maturing borrowings and brokered certificates of deposits. Interest expense also decreased because of the lower interest rates paid on money market accounts and certificates of deposits. The decreased rates were the result of the low interest rate environment that continued to exist during the first six months of 2013. The average interest rate paid on interest-bearing liabilities was 0.93% for the first six months of 2013, a decrease of 30 basis points from the 1.23% average interest rate paid in the first six months of 2012. The average interest rate paid on interest-bearing liabilities is anticipated to continue to decrease in the third quarter of 2013 as a result of paying off all outstanding Federal Home Loan Bank advances in the second quarter of 2013.

Net interest margin (net interest income divided by average interest earning assets) for the first six months of 2013 was 3.31%, a decrease of 31 basis points, compared to 3.62% for the first six months of 2012.

A summary of the Company’s net interest margin for the three and six month periods ended June 30, 2013 and June 30, 2012 is as follows:

	For the three month period ended
	June 30, 2013			June 30, 2012
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate(2)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate(2)
Interest-earning assets:
Securities available for sale	$93,877	230	0.98%	$86,651	356	1.65%
Loans held for sale	2,252	20	3.56	3,000	25	3.35
Mortgage loans, net (1)	87,743	1,031	4.71	112,205	1,381	4.95
Commercial loans, net (1)	270,916	3,781	5.60	351,800	5,291	6.05
Consumer loans, net (1)	53,786	671	5.00	58,010	826	5.73
Cash equivalents	59,168	34	0.23	37,508	19	0.20
Federal Home Loan Bank stock	3,172	20	2.53	4,094	54	5.31

Total interest-earning assets	570,914	5,787	4.07	653,268	7,952	4.90
Interest-bearing liabilities:
NOW accounts	71,620	4	0.02	64,213	9	0.06
Savings accounts	44,791	8	0.07	39,794	19	0.19
Money market accounts	113,738	88	0.31	109,306	110	0.40
Certificates	144,900	327	0.91	210,136	644	1.23
Brokered deposits	10,937	38	1.39	46,649	279	2.41
Advances and other borrowings	52,528	650	4.96	70,000	844	4.85

Total interest-bearing liabilities	438,514			540,098
Non-interest checking	87,404			76,012
Other non-interest bearing deposits	913			988

Total interest-bearing liabilities and non-interest bearing deposits	$526,831	1,115	0.85	$617,098	1,905	1.24

Net interest income		4,672			$6,047

Net interest rate spread			3.22%			3.65%

Net interest margin			3.28%			3.72%

(1)	Average balances of loans include non-accrual loans
(2)	Annualized

	For the six month period ended
	June 30, 2013			June 30, 2012
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate(2)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate(2)
Interest-earning assets:
Securities available for sale	$92,378	463	1.01%	$95,954	798	1.67%
Loans held for sale	2,340	38	3.27	2,892	47	3.27
Mortgage loans, net (1)	90,661	2,140	4.76	114,894	2,878	5.04
Commercial loans, net (1)	282,882	7,965	5.68	359,780	10,716	5.99
Consumer loans, net (1)	53,459	1,388	5.24	59,390	1,679	5.69
Cash equivalents	59,501	68	0.23	43,728	45	0.21
Federal Home Loan Bank stock	3,615	48	2.68	4,134	64	3.11

Total interest-earning assets	584,836	12,110	4.18	680,772	16,227	4.79
Interest-bearing liabilities:
NOW accounts	71,013	9	0.03	66,809	20	0.06
Savings accounts	44,358	19	0.09	39,423	36	0.18
Money market accounts	113,667	183	0.32	110,322	238	0.43
Certificates	152,733	724	0.96	217,246	1,352	1.25
Brokered deposits	12,869	87	1.36	51,783	632	2.45
Advances and other borrowings	61,216	1,485	4.89	70,000	1,689	4.85

Total interest-bearing liabilities	455,856			555,583
Non-interest checking	84,492			92,019
Other non-interest bearing deposits	1,087			1,164

Total interest-bearing liabilities and non-interest bearing deposits	$541,435	2,507	0.93	$648,766	3,967	1.23

Net interest income		9,603			$12,260

Net interest rate spread			3.24%			3.56%

Net interest margin			3.31%			3.62%

(1)	Average balances of loans include non-accrual loans
(2)	Annualized

Provision for Loan Losses

The provision for loan losses was ($0.5) million for the second quarter of 2013, a decrease of $1.6 million, or 147.8%, from $1.1 million for the second quarter of 2012. The provision for loan losses was ($0.5) million for the first six months of 2013, a decrease of $1.5 million, or 154.2%, from $1.0 million for the same six month period in 2012. The provision for loan losses decreased in the second quarter and first six months of 2013 primarily because there were fewer decreases in the estimated value of the underlying collateral supporting commercial real estate loans that required additional allowances or charge offs in the current period when compared to the same periods of 2012. The provision also decreased because of a decrease in the outstanding loan portfolio balances, an improvement in the classifications of certain risk rated loans, and the recoveries received during the quarter on previously charged off loans.

A reconciliation of the Company’s allowance for loan losses for the three and six month periods ended June 30, 2013 and 2012 is summarized as follows:

(Dollars in thousands)	2013	2012
Balance at March 31,	$21,941	$21,424
Provision	(520)	1,088
Charge offs:
One-to-four family	(13)	0
Consumer	(55)	(493)
Commercial business	(556)	(1,820)
Commercial real estate	(759)	(1,554)
Recoveries	321	1,874

Balance at June 30,	$20,359	$20,519

Allocated to:
General allowance	$12,260	$14,507
Specific allowance	8,099	6,012

	$20,359	$20,519

(Dollars in thousands)	2013	2012
Balance at December 31,	$21,608	$23,888
Provision	(520)	960
Charge offs:
One-to-four family	(200)	0
Consumer	(101)	(757)
Commercial business	(556)	(1,829)
Commercial real estate	(910)	(4,184)
Recoveries	1,038	2,441

Balance at June 30,	$20,359	$20,519

Non-Interest Income

Non-interest income was $2.0 million for the second quarter of 2013, an increase of $0.2 million, or 10.8%, from $1.8 million for the same period in 2012. Gains on sales of loans increased $0.1 million between the periods primarily because of an increase in single family loan originations due to the low interest rate environment that continued to exist in the second quarter of 2013. Fees and service charges increased $0.1 million primarily because of an increase in overdraft charges and debit card fees between the periods.

Non-interest income was $3.9 million for the first six months of 2013, a decrease of $0.6 million, or 14.2%, from $4.5 million for the first six months of 2012. Gain on sale of branch office decreased $0.6 million as a result of the sale of the Toledo, Iowa branch in the first quarter of 2012. Gains on sales of loans decreased $0.1 million between the periods primarily because of a decrease in the sales of commercial government guaranteed loans during the first six months of 2013 when compared to the same period in 2012.

Non-Interest Expense

Non-interest expense was $5.3 million for the second quarter of 2013, a decrease of $1.1 million, or 16.2%, from $6.4 million for the same period of 2012. The gains on real estate owned increased $0.5 million primarily because of an increase in the gains recognized on the properties sold. Compensation expense decreased $0.2 million primarily because of a decrease in employees between the periods due to certain branch closures and our continued focus on reducing expenses. Other non-interest expense decreased $0.2 million primarily because of a decrease in real estate taxes and other expenses related to other real estate owned. Deposit insurance costs decreased $0.1 million primarily because of a decrease in assets between the periods.

Non-interest expense was $11.4 million for the first six months of 2013, a decrease of $1.2 million, or 9.8%, from $12.6 million for the same period of 2012. Compensation and benefits decreased $0.5 million primarily because of a decrease in employees between the periods due to certain branch closures and our continued focus on reducing expenses. The gains on real estate owned increased $0.4 million primarily because of an increase in the gains recognized on the properties sold. Other non-interest expense decreased $0.2 million primarily because of decreased real estate taxes and other expenses related to other real estate owned. Deposit insurance costs decreased $0.1 million primarily because of a decrease in assets between the periods.

Income Taxes

Income tax expense was $55,000 for the second quarter of 2013, an increase of $55,000 from the second quarter of 2012 when no income tax expense was recorded. Income tax expense was $80,000 for the first six months of 2013, an increase of $80,000 from the same period of 2012 when no income tax expense was recorded. In the second quarter of 2010, the Company recorded a deferred tax asset valuation reserve against its entire deferred tax asset balance and the Company continued to maintain a valuation reserve against the entire deferred tax asset balance at June 30, 2013. Since the valuation reserve is established against the entire deferred tax asset balance, no regular income tax expense was recorded for the second quarter or for the first six months of 2013. The income tax expense that was recorded in the second quarter and first six months of 2013 relates to alternative minimum tax amounts that are due since only a portion of the outstanding net operating loss carry forwards can be used to offset current income under the current alternative minimum tax rules.

Net Income (Loss) Available to Common Shareholders

The net income available to common shareholders was $1.3 million for the second quarter of 2013, an improvement of $1.4 million from the $0.1 net loss available to common shareholders in the second quarter of 2012. The net income available to common shareholders was $1.5 million for the first six months of 2013, a decrease of $0.8 million from the $2.3 million net income available to common shareholders in the first six months of 2012. The net income available to common shareholders changed between the periods primarily because of the change in the net income between the periods.

The Company has deferred the last ten quarterly dividend payments, beginning with the February 15, 2011 dividend payment, on its Fixed Rate, Series A, Cumulative Perpetual Preferred Stock that was originally issued to the United States Treasury Department as part of the TARP Capital Purchase Program (the “Preferred Stock”). The deferred dividend payments have been accrued for payment in the future and are being reported for the deferral period as a preferred dividend requirement that is deducted from income for financial statement purposes to arrive at the net income (loss) available to common shareholders.

FINANCIAL CONDITION

Non-Performing Assets

The following table summarizes the amounts and categories of non-performing assets in the Bank’s portfolio and loan delinquency information as of the end of the three most recently completed quarters.

	June 30,	March 31,	December 31,
(Dollars in thousands)	2013	2013	2012
Non-Performing Loans:
One-to-four family real estate	$2,091	$2,127	$2,492
Commercial real estate	21,533	24,590	25,543
Consumer	1,462	334	300
Commercial business	755	1,711	1,640

Total	25,841	28,762	29,975

Foreclosed and Repossessed Assets:
One-to-four family real estate	707	1,114	1,595
Commercial real estate	8,716	8,804	9,000

Total non-performing assets	$35,264	$38,680	$40,570

Total as a percentage of total assets	6.29%	6.17%	6.21%

Total non-performing loans	$25,841	$28,762	$29,975

Total as a percentage of total loans receivable, net	6.22%	6.62%	6.60%

Allowance for loan loss to non-performing loans	78.79%	76.29%	72.09%

Delinquency Data:
Delinquencies (1)
30+ days	$5,820	$3,613	$2,739
90+ days (2)	0	4	7,423
Delinquencies as a percentage of Loan and lease portfolio (1)
30+ days	1.22%	0.76%	0.57%
90+ days	0.00%	0.00%	1.55%

(1)	Excludes non-accrual loans.
(2)	Loans delinquent for 90 days and over are generally non-accruing and are included in the Company’s non-performing asset total unless they are well secured and in the process of collection.

The increase in delinquent loans in the second quarter of 2013 relates to a multi-family loan for $1.2 million and a $2.0 million commercial business loan that, because of unanticipated delays in the loan renewal process, were more than 30 days delinquent at June 30, 2013.

Total non-performing assets were $35.3 million at June 30, 2013, a decrease of $3.4 million, or 8.8%, from $38.7 million at March 31, 2013. Non-performing loans decreased $2.9 million and foreclosed and repossessed assets decreased $0.5 million during the second quarter of 2013. The non-performing loan and foreclosed and repossessed asset activity for the second quarter of 2013 was as follows:

(Dollars in thousands)
Non-performing loans		Foreclosed and repossessed assets
March 31, 2013	$28,762	March 31, 2013	$9,918
Classified as non-performing	2,619	Transferred from non-performing loans	236
Charge offs	(1,377)	Other foreclosures/repossessions	687
Principal payments received	(3,634)	Real estate sold	(1,651)
Classified as accruing	(293)	Net gain on sale of assets	566
Transferred to real estate owned	(236)	Write downs	(333)

June 30, 2013	$25,841	June 30, 2013	$9,423

The decrease in non-performing loans during the second quarter of 2013 relates primarily to principal payments received and charge offs during the period. Of the $3.6 million in principal payments received, $1.4 million related to the payoff of non-performing single family construction loans as a result of the houses being sold and $1.3 million related to additional principal payments received from various developers as a result of land or lot sales. Of the $1.4 million in loans that were charged off, $0.8 million related to a real estate development loan as a result of a decrease in the estimated value of the underlying collateral and $0.6 million related to various commercial business loans. These decreases in non-performing loans were partially offset by loans that were newly classified as non-performing during the period. Of the $2.6 million in loans newly classified as non-performing, $1.2 million relates to home equity loans and $0.9 million relates to single family construction loans.

Total non-performing assets were $35.3 million at June 30, 2013, a decrease of $5.3 million, or 13.1%, from $40.6 million at December 31, 2012. Non-performing loans decreased $4.1 million and foreclosed and repossessed assets decreased $1.2 million during the first six months of 2013. The non-performing loan and foreclosed and repossessed asset activity for the first six months of 2013 was as follows:

(Dollars in thousands)
Non-performing loans		Foreclosed and repossessed assets
December 31, 2012	$29,975	December 31, 2012	$10,595
Classified as non-performing	3,480	Transferred from non-performing loans	236
Charge offs	(1,723)	Other foreclosures/repossessions	619
Principal payments received	(4,989)	Real estate sold	(2,279)
Classified as accruing	(666)	Net gain on sale of assets	702
Transferred to real estate owned	(236)	Write downs	(450)

June 30, 2013	$25,841	June 30, 2013	$9,423

The decrease in non-performing loans during the first six months of 2013 relates primarily to principal payments received and charge offs during the period. Of the $5.0 million in principal payments received during the period, $1.7 million related to the payoff of non-performing single family construction loans as a result of the houses being sold and $1.6 million related to additional principal payments received from various developers as a result of land or lot sales. Of the $1.7 million in loans that were charged off, $0.9 million related to two real estate development loans as a result of a decrease in the estimated value of the underlying collateral and $0.6 million related to various commercial business loans. These decreases in non-performing loans were partially offset by loans that were newly classified as non-performing during the period. Of the $3.5 million in loans newly classified as non-performing, $1.2 million relates to home equity loans and $1.1 million relates to single family construction loans.

The following table summarizes the number and types of commercial real estate loans (the largest category of non-performing loans) that were non-performing as of the end of the three most recently completed quarters.

(Dollars in thousands) Property Type	# of relationships	Principal Amount of Loans at June 30, 2013	# of relationships	Principal Amount of Loans at March 31, 2013	# of relationships	Principal Amount of Loans at December 31, 2012
Developments/land	9	$20,956	10	$23,854	9	$24,339
Shopping centers/retail	1	66	1	69	2	386
Restaurants/bar	1	511	1	526	1	547
Office buildings	0	0	0	0	2	128
Other buildings	0	0	1	141	1	143

	11	$21,533	13	$24,590	15	$25,543

The decrease in the non-performing commercial real estate loans from March 31, 2013 is due primarily to principal payments received on construction and development loans during the quarter as a result of various types of real estate sales including building lots, land and single family houses.

Dividends

The declaration of dividends is subject to, among other things, the Company’s financial condition and results of operations, the Bank’s compliance with its regulatory capital requirements, tax considerations, industry standards, economic conditions, regulatory restrictions, general business practices and other factors. Under the Bank Supervisory Agreement, no dividends can be declared or paid by the Bank to the Company without prior regulatory approval. The payment of dividends by the Company is dependent upon the Company having adequate cash or other assets that can be converted to cash to pay dividends to its stockholders. In addition, under the terms of the Company’s Supervisory Agreement, the Company may not declare or pay any cash dividends, or purchase or redeem any capital stock, without prior notice to, and consent of its regulator. The Company suspended the dividend payments to common stockholders in the fourth quarter of 2008 due to the net operating losses experienced and the challenging economic environment. The Company has deferred the last ten quarterly dividend payments, beginning with the February 15, 2011 dividend payment, on its Preferred Stock. Under the terms of the certificate of designations for the Preferred Stock, dividend payments may be deferred, but the dividend is cumulative and compounds quarterly during the deferral period. As of May 15, 2013, cumulative deferred dividend payments totaling $3.4 million have been accrued for payment in the future and are being reported for the deferral period as a preferred dividend requirement that has been deducted from income for financial statement purposes to arrive at the net income available to common shareholders. Further, while dividends on the Preferred Stock are in arrears, no dividend may be paid on the common stock of the Company.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2013, the net cash provided by operating activities was $10.0 million. The Company collected $6.0 million from the maturities of securities, $3.1 million from principal repayments on securities, $3.3 million from the redemption of FHLB stock, and $2.3 million in proceeds from the sale of real estate. The Company purchased securities of $15.1 million, and purchased premises and equipment of $0.2 million. Net loans receivable decreased $30.1 million due primarily to commercial loan prepayments and non-renewals. The Company had a net decrease in deposit balances of $23.2 million (primarily in brokered deposits), received $10.0 million in proceeds from borrowings, and repaid $80.0 million in borrowings.

The Company has certificates of deposits with outstanding balances of $91.4 million that come due over the next 12 months, of which $11.0 million were obtained from brokers. Based upon past experience, management anticipates that the majority of the deposits will renew for another term, with the exception of the brokered deposits that are not anticipated to renew due to the Company’s desire to reduce the amount of outstanding brokered deposits. In addition, based on a regulatory directive, the Bank may not renew existing brokered deposits, or accept new brokered deposits without the prior consent of the OCC. The Company believes that deposits that do not renew will be replaced with proceeds from loan principal payments or replaced with other customer’s deposits or FHLB advances. Proceeds from the sale of securities could also be used to fund unanticipated outflows of deposits.

The Company had three deposit customers with aggregate deposits greater than $5.0 million as of June 30, 2013. The $41.6 million in funds held by these customers may be withdrawn at any time; however, management does not anticipate that these deposits will be withdrawn from the Bank over the next twelve months. If these deposits were to be withdrawn, they would be replaced with deposits from other customers or brokers, subject to regulatory approval. FHLB advances, Federal Reserve borrowings or proceeds from the sale of securities could also be used to replace unanticipated outflows of large checking and money market deposits.

At June 30, 2013, the Bank had the ability to draw additional borrowings from the FHLB of $108.9 million based upon the collateral pledged, subject to a requirement to purchase additional FHLB stock and the FHLB agreeing to lend. The Bank also has the ability to draw additional borrowings of $41.6 million from the Federal Reserve Bank, based upon the loans pledged with them. The credit policy of the FHLB or the FRB relating to the collateral value of the loans collateralizing the available lines of credit may change at any time such that the current collateral pledged to secure the available lines of credit is no longer acceptable or the formulas for determining the excess pledged collateral may change. If the credit policy of the FHLB or the FRB were to change it could limit the borrowing capacity of the Bank from these liquidity sources in the future.

The Company’s primary source of cash is dividends from the Bank and the Bank is restricted under the Bank Supervisory Agreement from paying dividends to the Company without obtaining prior regulatory approval. At June 30, 2013, the Company had $0.3 million in cash and other assets that could readily be turned into cash. The primary use of cash by the Company is the payment of expenses and dividends on the Preferred Stock. We believe the Company has adequate cash to meet its anticipated expenses through the third quarter of 2013 but thereafter the Company will need additional cash resources to meet its cash needs. It is anticipated that the Company will request the consent of applicable regulators in order to declare and pay a Bank dividend to the Company in an amount sufficient to meet its short term cash needs. There’s no assurance regulators would consent to any such dividend in which case we would need to seek external sources of funding.

The Company has deferred the last ten quarterly dividend payments, beginning with the February 15, 2011 dividend payment on the Preferred Stock and has determined that it will defer the August 15, 2013 payment. The deferred dividend payments have been accrued for payment in the future and are being reported for the deferral period as a preferred dividend requirement that is deducted from income for financial statement purposes to arrive at the net income available to common shareholders. The amount of the compounding dividend on the Preferred Stock accumulates at the rate of $325,000 per quarter through February 14, 2014 and $585,000 per quarter thereafter, if the shares of Preferred Stock are not redeemed or otherwise reacquired. Under the terms of the certificate of designations for the Preferred Stock, dividend payments may be deferred, but the dividend is cumulative and compounds quarterly during the deferral period. In addition, if the Company fails to pay dividends for six quarters the holders of the Preferred Stock have the right to appoint two representatives to the Company’s board of directors. The Treasury did not exercise that right.

On February 8, 2013, the Treasury sold the Preferred Stock issued by the Company to unaffiliated third party investors in a private transaction. The Company has been advised that the current holders of substantially all of the Preferred Stock have entered into agreements with the FRB pursuant to which they have each agreed not to take actions, without the consent of the FRB, which might be construed as exercising or attempting to exercise a controlling influence over the management or policies of the Company or the Bank, including exercise of any right to elect any representatives to the Company’s board of directors. Further, while dividends on the Preferred Stock are in arrears, no dividend may be paid on the common stock of the Company. Under the terms of the Company’s and Bank’s Supervisory Agreements with their federal banking regulators, neither the Company nor the Bank may declare or pay any cash dividends, or purchase or redeem any capital stock, without prior notice to, and consent of these regulators.

As required by the Company’s Supervisory Agreement, the Company submitted an updated two-year capital plan in January of 2013 that the FRB may make comments on, and to which it may require revisions. The Company must operate within the parameters of the final capital plan and is required to monitor and submit periodic reports on its compliance with the plan. In addition, the OCC has established an IMCR for the Bank. An IMCR requires a bank to establish and maintain levels of capital greater than those generally required for a bank to be classified as “well-capitalized.” Effective December 31, 2011, the Bank was required to establish, and subsequently maintain, core capital at least equal to 8.5% of adjusted total assets, which was in excess of the Bank’s 7.14% core capital to adjusted total assets ratio at December 31, 2011. In February 2012, the Bank received a notice from the OCC arising out of its failure to establish and maintain its IMCR of 8.5% core capital to adjusted total assets at December 31, 2011. In accordance with this notice, by April 30, 2012, the OCC required the Bank to submit a further written capital plan of how it intended to achieve and maintain its IMCR, and a contingency plan in the event the IMCR was not achieved through the Bank’s primary plan. Because of the improved financial results and the decrease in assets experienced since December 31, 2011, the Bank’s core capital ratio improved to 11.78% at June 30, 2013.

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

The Company also serves as a source of capital, liquidity and financial support to the Bank. In light of the operating performance of the Bank, the need for continued compliance with the Bank and Company Supervisory Agreements and the Bank IMCR and the Company’s other liquidity and capital needs, including expenses and accumulating and unpaid dividends on the Preferred Stock, the stated rate of which increases in February 2014 from 5% to 9% per annum, compounding quarterly, the Company, subject to prevailing capital market conditions, applicable regulatory approvals and other factors, may find it prudent or be required by supervising bank regulators to raise additional capital and to pursue alternatives to restructure, reacquire or recapitalize outstanding Preferred Stock, in each case through, in whole or in part, issuance of its common stock or other equity securities. In addition to the requirements of the Supervisory Agreements and the IMCR, regulators have placed increasing emphasis on the amount of common equity as a component of core bank capital, and recently approved revisions to the capital regulations (described below) incorporating specific levels of common equity capital. Regulations would also require regulatory capital to meet required levels on a consolidated basis. Further, additional capital would also potentially permit the Company to return to a strategy of growing Bank assets. Depending on circumstances, if it were to raise capital, the Company may deploy it to the Bank for general banking purposes, or may retain some or all capital for use at the holding company level.

On April 23, 2013 the Company’s shareholders approved a five million share increase in the number of authorized common shares. If the Company issues additional shares of common stock or other equity securities, it could dilute the ownership interests of existing stockholders and, given our current common stock trading price, raising additional capital could dilute the per share book value of the Company’s common stock, could dilute the Company’s earnings per share and could result in a change of control of the Company and the Bank. Investors in newly issued securities may also have rights, preferences and privileges senior to the Company’s current stockholders, which may adversely impact the Company’s current stockholders. The Company’s ability to issue equity securities will depend on, among other factors, conditions in the capital markets at that time, which are outside of its control, and on the Company’s financial performance. Accordingly, the Company may not be able to issue capital on favorable economic terms, or other terms acceptable to it.

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

The capital requirements of the Company and the Bank will be affected in the future by regulatory changes approved in the final rules issued in July 2013 by the FRB and the OCC to establish an integrated regulatory capital framework for implementing the Basel III reforms of the Basel Committee on Banking Supervision for the Bank of International Settlements. The new requirements, which will be effective January 1, 2015, among other things, apply a strengthened set of capital requirements to both the Bank and the Company, including new requirements relating to common equity as a component of core capital and as a “capital conservation buffer” against risk, and a higher minimum core capital requirement, and will revise the rules for calculating risk-weighted assets for purposes of such requirements. The final rules make corresponding revisions to the prompt corrective action framework. Under the final rules, certain changes including the new capital ratio and buffer requirements will be phased in incrementally, with full implementation scheduled for January 1, 2019.

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

The following table discloses the projected changes in market value to the Company’s interest-earning assets and interest-bearing liabilities based upon incremental 100 basis point changes in interest rates from interest rates in effect on June 30, 2013.

(Dollars in thousands)	Market Value
Basis point change in interest rates	-100	0	+100	+200
Total market risk sensitive assets	$574,196	567,558	557,165	545,451
Total market risk sensitive liabilities	480,932	460,574	448,181	433,835
Off-balance sheet financial instruments	(344)	0	62	156

Net market risk	$93,608	106,984	108,922	111,460

Percentage change from current market value	(12.50)%	0.00%	1.81%	4.18%

The preceding table was prepared utilizing a model using the following assumptions (the Model Assumptions) regarding prepayment and decay ratios which were determined by management based upon their review of historical prepayment speeds and future prepayment projections. Fixed rate loans were assumed to prepay at annual rates of between 4% to 56%, depending on the note rate and the period to maturity. Adjustable rate mortgages (ARMs) were assumed to prepay at annual rates of between 18% and 138%, depending on the note rate and the period to maturity. Mortgage-backed securities were projected to have prepayments based upon the underlying collateral securing the instrument. Certificate accounts were assumed not to be withdrawn until maturity. Passbook accounts were assumed to decay at an annual rate of 13% and money market accounts were assumed to decay at an annual rate of 9%. Retail non-interest checking accounts were assumed to decay at an annual rate of 6% and NOW accounts were assumed to decay at an annual rate of 6%. Commercial NOW accounts and MMDA accounts were assumed to decay at annual rates of 13% and 16%, respectively. Commercial non-interest checking accounts were assumed to decay at an annual rate of 13%. Callable investments were projected to be called at the first call date where the projected interest rate on similar remaining term instruments exceeded the interest rate on the callable investment.

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

Asset/Liability Management

The Company’s management reviews the impact that changing interest rates will have on its net interest income projected for the twelve months following June 30, 2013 to determine if its current level of interest rate risk is acceptable. The following table projects the estimated annual impact on net interest income during the 12 month period ending June 30, 2014 of immediate interest rate changes called rate shocks.

(Dollars in thousands)
Rate Shock in Basis Points	Projected Change in Net Interest Income	Percentage Change
+200	1,794	9.28%
+100	905	4.68%
0	0	0.00%
-100	(1,696)	(8.77)%

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

The Company and Bank timely submitted all plans and programs required by the Supervisory Agreements. The Company believes that it and the Bank are in compliance with all provisions of the Supervisory Agreements at June 30, 2013, and at all times prior to that time have been in compliance, except for their failure at December 31, 2011 to meet the earnings and capital forecasts contained in their respective capital and business plans, and the failure of the Bank at December 31, 2011 to meet its Individual Minimum Capital Requirement, as described below. The applicable regulator may comment on and require revision of any submitted plan, program or policy. Neither the Company nor the Bank have taken any actions, or sought approval for such actions, where prior regulatory approval is required by the Supervisory Agreements other than the restriction related to asset growth and changes to the business plan. In the third quarter of 2011 and the fourth quarter of 2012, the Bank requested and obtained a non-objection waiver from the OCC related to the unanticipated growth in assets during the quarters in an amount greater than the net interest credited on deposit liabilities during the prior quarter. The Bank also received no supervisory objection to the change in the previously submitted business plan as a result of the increase in assets. The increase in assets was due to unanticipated increases in commercial deposits during the third quarter of 2011 and the fourth quarter of 2012 as a result of increased cash being held by a few of the Bank’s commercial deposit customers.

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

The OCC has established an IMCR for the Bank. An IMCR requires a bank to establish and maintain levels of capital greater than those generally required for a bank to be classified as “well-capitalized.” Effective December 31, 2011, the Bank was required to establish, and subsequently maintain, core capital at least equal to 8.5% of adjusted total assets, which was in excess of the Bank’s 7.14% core capital to adjusted total assets ratio at December 31, 2011. In February 2012, the Bank received a notice from the OCC arising out of its failure to establish and maintain its IMCR of 8.5% core capital to adjusted total assets at December 31, 2011. By April 30, 2012, the Bank submitted to the OCC a further written capital plan of how it would achieve and maintain its IMCR, and a contingency plan in the event the IMCR was not achieved through the Bank’s primary plan. As a result of a decrease in assets and improved financial results since December 31, 2011, the Bank’s core capital to adjusted total assets ratio improved to 11.78% at June 30, 2013.

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

Item 1A. Risk Factors

Other than as noted below, there have been no material changes to the Company’s risk factors contained in its Annual Report on Form 10-K for the year ended December 31, 2012. For a further discussion of our Risk Factors, see Part I, Item 1.A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The Company and the Bank operate in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations, including recent changes under federal law.

The Company and the Bank are subject to extensive examination, supervision and comprehensive regulation by federal bank regulatory agencies. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds, and the banking system and the financial system as a whole, and not holders of our common stock. These regulations affect our lending practices, capital structure, investment practices, dividend policy, and growth, among other things. See Item 1 “Business – Regulation and Supervision” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for information regarding regulation affecting the Bank and the Company.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and the Basel III reforms of the Basel Committee on Banking Supervision of the Bank for International Settlements (“Basel III”) are changing the bank regulatory structure and affecting the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies, including the Bank and the Company. The Dodd-Frank Act transferred the regulatory powers of the former OTS to other agencies as of July 21, 2011 (the “Transfer Date”). The OCC became the primary federal regulator for the Bank and the FRB became the primary federal regulator for the Company and its nondepository subsidiaries, and rulemaking with respect to consumer financial protection functions was transferred to the Consumer Financial Protection Bureau (the “CFPB”). The Dodd-Frank Act provides that all orders, resolutions, determinations, agreements, and regulations, interpretive rules, other interpretations, guidelines, and other advisory materials issued, made, prescribed, or allowed to become effective by the OTS on or before the Transfer Date with respect to savings and loan holding companies and their non-depository subsidiaries, and with respect to savings associations, remain in effect and are enforceable until modified, terminated, set aside, or superseded in accordance with applicable law by the FRB or the OCC, as applicable, by any court of competent jurisdiction, or by operation of law. Accordingly, the Supervisory Agreement entered into by the Company with the OTS is enforced by the FRB and the Supervisory Agreement entered into by the Bank with the OTS is enforced by the OCC.

The Dodd-Frank Act requires various federal agencies, including the FRB, the OCC and the CFPB, to adopt a broad range of new implementing rules and regulations. The federal agencies were given significant discretion in drafting the implementing rules and regulations. In addition, many of the requirements called for in the Dodd-Frank Act are being implemented over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations remains unclear. The changes resulting from the Dodd-Frank Act may significantly impact the profitability of business activities, require material changes to certain business practices, or otherwise adversely affect our business, and will impose more stringent capital, liquidity and leverage requirements.

The capital requirements of the Company and the Bank will be affected in the future by regulatory changes approved in final rules issued in July 2013 by the FRB and the OCC to establish an integrated regulatory capital framework for implementing Basel III and changes required by the Dodd-Frank Act. The new requirements, which, with respect to the Company and the Bank, will become effective beginning in January 2015, will, among other things, apply a strengthened set of capital requirements to both the Bank and the Company, including new requirements relating to common equity as a component of core capital and as a “capital conservation buffer” against risk, and a higher minimum core capital requirement, and will revise the rules for calculating risk-weighted assets for purposes of such requirements. The final rules make corresponding revisions to the prompt corrective action framework. Under the final rules, certain changes including the new capital ratio and buffer requirements will be phased in incrementally, with full implementation scheduled for January 1, 2019.

In implementing its new authority over savings and loan holding companies and their non-depository subsidiaries, in 2011, the FRB promulgated a new Regulation LL, which largely duplicated provisions of former OTS regulations. While many of the changes were non-substantive, Regulation LL replaced the OTS rules and guidance addressing when a party is deemed to “control” or not “control” a savings association with somewhat more restrictive FRB rules that apply to bank holding companies. The most likely impact of this change will be for investors interested in making passive investments in savings and loan holding companies. Such investors may be subject to additional requirements that were previously not applicable to savings associations or their holding companies. Regulation LL also states that a savings and loan holding company such as the Company must serve as a source of financial and managerial strength to its subsidiary savings associations and may not conduct its operations in an unsafe and unsound manner. Although these concepts are consistent with former OTS policy, the Dodd-Frank Act placed the requirement in statute and Regulation LL reflects this requirement. The extent and timing of any such substantive changes that may have an impact on the Company’s capital requirements and liquidity remain difficult to predict at this time.

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

Further, our regulators have significant discretion and authority to prevent or remedy unsafe or unsound practices or violations of laws by financial institutions and holding companies in the performance of their supervisory and enforcement duties. Examples include limits on payment of dividends by banks and regulations governing compensation. Regulation of dividends may limit the liquidity of the Company and limits on compensation may adversely affect our ability to attract and retain employees. See the other risk factors included with the Company’s most recently filed Form 10-K for a discussion of risks related to the Company’s and the Bank’s Supervisory Agreements to which we have become subject, for a discussion regarding the Bank IMCR, and for a discussion of other restrictions to which the Company and the Bank have become subject.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

The Company deferred its February 15, 2011, May 15, 2011, August 15, 2011, November 15, 2011, February 15, 2012, May 15, 2012, August 15, 2012, November 15, 2012, February 15, 2013 and May 15, 2013 regular quarterly cash dividend payments on its Preferred Stock. The Company has also determined that it will defer its August 15, 2013 dividend payment and, following that deferral, the Company will have an aggregate arrearage of $3.8 million with respect to the Preferred Stock. For additional information on these dividend deferrals, please see Part I, Item 2, “Management’s Discussion and Analysis Financial Condition and Results of Operations – Liquidity and Capital Resources” of our Form 10-Q.

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

HMN FINANCIAL, INC.
Registrant

Date: August 8, 2013	By:	/s/ Bradley Krehbiel
Bradley Krehbiel,
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 8, 2013	By:	/s/ Jon Eberle
Jon Eberle,
Chief Financial Officer
(Principal Financial Officer)

HMN FINANCIAL, INC.

INDEX TO EXHIBITS

FOR FORM 10-Q

Regulation S-K Exhibit Number	Document Attached Hereto	Reference to Prior Filing or Exhibit Number	Sequential Page Numbering Where Attached Exhibits Are Located in This Form 10-Q Report

3.1	Amended and Restated Certificate of Incorporation	*1	N/A

3.2	Amended and Restated By-laws	*2	N/A

4.1	Form of Common Stock Certificate	*3	N/A

4.2	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series A	*4	N/A

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	31.1	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	31.2	Filed Electronically

32	Section 1350 Certification of CEO and CFO	32	Filed Electronically

101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended June 30, 2013, filed with the SEC on August 8, 2013, formatted in extensible Business Reporting Language (XBRL); (i) the Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (ii) the Consolidated Statements of Comprehensive Income (Loss) for the Three Month and Six Month Periods Ended June 30, 2013 and 2012, (iii) the Consolidated Statement of Stockholders’ Equity for the Six Month Period Ended June 30, 2013, (iv) the Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012, and (v) Notes to Consolidated Financial Statements.	101	Filed Electronically

*1	Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the SEC on May 10, 2013 (File No. 0-24100).
*2	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated March 5, 2012. (File No. 0-24100).
*3	Incorporated by reference to the same numbered exhibit to the Company’s Registration Statement on Form S-1 dated April 1, 1994 (File No. 33-77212).
*4	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 19, 2008, filed on December 23, 2008 (File No. 0-24100).