Form 10-Q
period 2013-09-30
HMN FINANCIAL INC
filed 2013-11-06
CIK 921183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒          No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒          No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer ☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐          No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at October 16, 2013
Common stock, $0.01 par value	4,424,349

HMN FINANCIAL, INC.

Part I – FINANCIAL INFORMATION

Item 1: Financial Statements

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands)	September 30, 2013	December 31, 2012
	(unaudited)
Assets
Cash and cash equivalents	$57,652	83,660
Securities available for sale:
Mortgage-backed and related securities (amortized cost $5,625 and $9,825)	5,973	10,421
Other marketable securities (amortized cost $84,800 and $75,759)	83,714	75,470
	89,687	85,891

Loans held for sale	1,180	2,584
Loans receivable, net	393,322	454,045
Accrued interest receivable	1,817	2,018
Real estate, net	8,899	10,595
Federal Home Loan Bank stock, at cost	784	4,063
Mortgage servicing rights, net	1,769	1,732
Premises and equipment, net	6,726	7,173
Prepaid expenses and other assets	729	1,566
Total assets	$562,565	653,327

Liabilities and Stockholders’ Equity
Deposits	$485,921	514,951
Federal Home Loan Bank advances	0	70,000
Accrued interest payable	127	247
Customer escrows	1,328	830
Accrued expenses and other liabilities	7,813	6,465
Total liabilities	495,189	592,493
Commitments and contingencies
Stockholders’ equity:
Serial preferred stock: ($.01 par value) authorized 500,000 shares; issued shares 26,000	25,778	25,336
Common stock ($.01 par value): authorized 16,000,000; issued shares 9,128,662	91	91
Additional paid-in capital	51,638	51,795
Retained earnings, subject to certain restrictions	54,488	47,004
Accumulated other comprehensive loss	(1,094)	(49)
Unearned employee stock ownership plan shares	(2,852)	(2,997)
Treasury stock, at cost 4,735,589 and 4,705,073 shares	(60,673)	(60,346)
Total stockholders’ equity	67,376	60,834
Total liabilities and stockholders’ equity	$562,565	653,327

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2013	2012	2013	2012
Interest income:
Loans receivable	$5,492	7,208	17,023	22,527
Securities available for sale:
Mortgage-backed and related	66	133	242	490
Other marketable	156	160	443	601
Cash equivalents	12	25	80	71
Other	3	25	51	89
Total interest income	5,729	7,551	17,839	23,778

Interest expense:
Deposits	404	804	1,426	3,082
Federal Home Loan Bank advances	0	855	1,485	2,544
Total interest expense	404	1,659	2,911	5,626
Net interest income	5,325	5,892	14,928	18,152
Provision for loan losses	(4,330)	1,584	(4,850)	2,544
Net interest income after provision for loan losses	9,655	4,308	19,778	15,608

Non-interest income:
Fees and service charges	929	821	2,601	2,484
Mortgage servicing fees	267	245	772	713
Gain on sales of loans	433	940	1,813	2,469
Gain on sale of branch office	0	0	0	552
Other	194	110	498	398
Total non-interest income	1,823	2,116	5,684	6,616

Non-interest expense:
Compensation and benefits	3,009	2,955	9,188	9,587
(Gain) loss on real estate owned	(282)	(172)	(607)	(75)
Occupancy	867	805	2,543	2,526
Deposit insurance	172	353	680	928
Data processing	313	333	968	1,006
Other	1,207	1,513	3,878	4,416
Total non-interest expense	5,286	5,787	16,650	18,388
Income before income tax expense	6,192	637	8,812	3,836
Income tax expense	158	0	238	0
Net income	6,034	637	8,574	3,836
Preferred stock dividends and discount	(523)	(467)	(1,546)	(1,392)
Net income for common shareholders	$5,511	170	7,028	2,444
Other comprehensive income (loss), net of tax	$473	(77)	(1,045)	(349)
Comprehensive income attributable to common shareholders	$5,984	93	5,983	2,095
Basic earnings per common share	$1.38	0.04	1.76	0.62
Diluted earnings per common share	$1.27	0.04	1.65	0.61

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders' Equity

For the Nine-Month Period Ended September 30, 2013

(unaudited)

(Dollars in thousands)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned Employee Stock Ownership Plan Shares	Treasury Stock	Total Stock- Holders’ Equity
Balance, December 31, 2012	$25,336	91	51,795	47,004	(49)	(2,997)	(60,346)	60,834
Net income				8,574				8,574
Other comprehensive loss					(1,045)			(1,045)
Preferred stock discount amortization	442		(442)					0
Stock compensation tax benefits			3					3
Restricted stock awards forfeited			208				(327)	(119)
Amortization of restricted stock awards			101					101
Preferred stock dividends accrued				(1,090)				(1,090)
Earned employee stock ownership plan shares			(27)			145		118
Balance, September 30, 2013	$25,778	91	51,638	54,488	(1,094)	(2,852)	(60,673)	67,376

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2013	2012
Cash flows from operating activities:
Net income	$8,574	3,836
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	(4,850)	2,544
Depreciation	751	833
Amortization of premiums, net	67	79
Amortization of deferred loan fees	(238)	(359)
Amortization of mortgage servicing rights, net	463	548
Capitalized mortgage servicing rights	(500)	(643)
Gain on sales of real estate	(607)	(75)
Gain on sales of loans	(1,813)	(2,469)
Proceeds from sale of loans held for sale	74,298	91,025
Disbursements on loans held for sale	(60,407)	(81,510)
Amortization of restricted stock awards	101	183
Amortization of unearned ESOP shares	145	146
Cancellation of vested restricted stock awards	(119)	0
Earned employee stock ownership shares priced below original cost	(27)	(59)
Stock option compensation	3	6
Decrease in accrued interest receivable	201	314
Decrease in accrued interest payable	(120)	(543)
Decrease in other assets	830	572
Increase (decrease) in other liabilities	251	(1,375)
Other, net	221	114
Net cash provided by operating activities	17,224	13,167
Cash flows from investing activities:
Principal collected on securities available for sale	4,206	7,963
Proceeds collected on maturities of securities available for sale	11,000	103,000
Purchases of securities available for sale	(20,092)	(44,037)
Redemption of Federal Home Loan Bank Stock	3,279	159
Proceeds from sales of real estate and premises	3,655	5,870
Net decrease in loans receivable	53,583	69,693
Gain on sale of branch office	0	(552)
Payment on sale of branch office	0	(36,981)
Purchases of premises and equipment	(310)	(221)
Net cash provided by investing activities	55,321	104,894
Cash flows from financing activities:
Decrease in deposits	(29,051)	(109,992)
Proceeds from borrowings	12,000	0
Repayment of borrowings	(82,000)	0
Increase in customer escrows	498	491
Net cash used by financing activities	(98,553)	(109,501)
(Decrease) increase in cash and cash equivalents	(26,008)	8,560
Cash and cash equivalents, beginning of period	83,660	67,840
Cash and cash equivalents, end of period	$57,652	76,400
Supplemental cash flow disclosures:
Cash paid for interest	$3,031	6,169
Cash paid for income taxes	205	10
Supplemental noncash flow disclosures:
Transfer of loans to real estate	1,563	1,895
Loans transferred to loans held for sale	10,665	7,955

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

September 30, 2013 and 2012

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

(2) Basis of Preparation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of comprehensive income, consolidated statement of stockholders' equity and consolidated statements of cash flows in conformity with U.S. generally accepted accounting principles. However, all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The results of operations for the nine-month period ended September 30, 2013 are not necessarily indicative of the results which may be expected for the entire year.

(3) New Accounting Standards

In January 2013, the Financial Accounting Standards Board (the FASB) issued ASU 2013-01, Balance Sheet (Topic 210). The objective of this ASU is to clarify that the scope of ASU 2011-11, Balance Sheet (Topic 210), applies to derivatives including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or are subject to a master netting arrangement or similar agreement. This ASU is the final version of proposed ASU 2011-11, Balance Sheet (Topic 210), which has been deleted. An entity is required to apply the amendments for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this ASU did not have any impact on the Company’s consolidated financial statements as the Company has no outstanding rights of setoff.

In February 2013, the FASB issued ASU 2013-02, Other Comprehensive Income (Topic 220). The amendments in the ASU supersede and replace the presentation requirements of reclassifications out of accumulated other comprehensive income in ASUs 2011-05 (issued in June 2011) and 2011-12 (issued in December 2011) for all public and private organizations. The amendments require an entity to provide additional information about reclassifications out of accumulated other comprehensive income. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

(4) Derivative Instruments and Hedging Activities

The Company has commitments outstanding to extend credit to future borrowers that have not closed prior to the end of the quarter. The Company intends to sell these commitments, which are referred to as its “mortgage pipeline.” As commitments to originate loans enter the mortgage pipeline, the Company generally enters into commitments to sell the mortgage pipeline into the secondary market on a firm commitment or best efforts basis. The commitments to originate, purchase or sell loans on a firm commitment basis are derivatives. As a result of marking to market the mortgage pipeline and the related firm commitments to sell at September 30, 2013, the Company recorded an increase in other assets of $22,000 and an increase in other liabilities of $22,000.

The current commitments to sell loans held for sale are derivatives that do not qualify for hedge accounting. As a result, these derivatives are marked to market and the related loans held for sale are recorded at the lower of cost or market. The Company recorded an increase in other liabilities of $25,000 and a loss included in the gain on sales of loans of $25,000 at ended September 30, 2013.

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

The following table summarizes the assets and liabilities of the Company for which fair values are determined on a recurring basis as of September 30, 2013 and December 31, 2012.

	Carrying value at September 30, 2013
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale	$89,687	0	89,687	0
Mortgage loan commitments	22	0	22	0
Total	$89,709	0	89,709	0

	Carrying value at December 31, 2012
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale	$85,891	81	85,810	0
Mortgage loan commitments	27	0	27	0
Total	$85,918	81	85,837	0

There were no transfers between Levels 1, 2, or 3 during the three or nine month periods ended September 30, 2013.

The Company may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from the application of the lower-of-cost-or-market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis in the third quarter of 2013 that were still held at September 30, 2013, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at September 30, 2013 and December 31, 2012.

	Carrying value at September 30, 2013
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Three months ended September 30, 2013 Total gains (losses)	Nine months ended September 30, 2013 Total gains (losses)
Loans held for sale	$1,180	0	1,180	0	48	10
Mortgage servicing rights	1,769	0	1,769	0	0	0
Loans (1)	21,585	0	21,585	0	614	(4,252)
Real estate, net (2)	8,899	0	8,899	0	(14)	(327)
Total	$33,433	0	33,433	0	648	(4,569)

	Carrying value at December 31, 2012
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Year ended December 31, 2012 Total gains (losses)
Loans held for sale	$2,584	0	2,584	0	15
Mortgage servicing rights	1,732	0	1,732	0	0
Loans (1)	32,287	0	32,287	0	(2,307)
Real estate, net (2)	10,595	0	10,595	0	(569)
Total	$47,198	0	47,198	0	(2,861)

(1)	Represents the carrying value and related specific reserves on loans for which adjustments are based on the appraised value of the collateral. The carrying value of loans fully charged-off is zero.
(2)	Represents the fair value and related losses of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

(6) Fair Value of Financial Instruments

Generally accepted accounting principles require interim reporting period disclosure about the fair value of financial instruments, including assets, liabilities and off-balance sheet items for which it is practicable to estimate fair value. The fair value hierarchy level for each asset and liability, as defined in note 5, have been included in the following table for September 30, 2013. The fair value estimates are made based upon relevant market information, if available, and upon the characteristics of the financial instruments themselves. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based upon judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. The estimated fair value of the Company’s financial instruments as of September 30, 2013 and December 31, 2012 are shown below.

	September 30, 2013						December 31, 2012
			Fair value hierarchy						Fair value hierarchy
(Dollars in thousands)	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3	Contract amount	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3	Contract amount
Financial assets:
Cash and cash equivalents	$57,652	57,652	57,652	0	0		83,660	83,660	83,660	0	0
Securities available for sale	89,687	89,687	0	89,687	0		85,891	85,891	81	85,810	0
Loans held for sale	1,180	1,180	0	1,180	0		2,584	2,584	0	2,584	0
Loans receivable, net	393,322	397,827	0	397,827	0		454,045	459,177	0	459,177	0
Accrued interest receivable	1,817	1,817	0	1,817	0		2,018	2,018	0	2,018	0
Financial liabilities:
Deposits	485,921	485,921	0	485,921	0		514,951	514,951	0	514,951	0
Federal Home Loan Bank advances	0	0	0	0	0		70,000	71,623	0	71,623	0
Accrued interest payable	127	127	0	127	0		247	247	0	247	0

Off-balance sheet financial instruments:
Commitments to extend credit	22	22				119,398	27	27				84,877
Commitments to sell loans	(46)	(46)				2,533	(40)	(40)				7,046

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

Loans Receivable, net

The fair value of the loan portfolio, with the exception of the adjustable rate portfolio, was calculated by discounting the scheduled cash flows through the estimated maturity using anticipated prepayment speeds and using discount rates that reflect the credit and interest rate risk inherent in each loan portfolio. The fair value of the adjustable loan portfolio was estimated by grouping the loans with similar characteristics and comparing the characteristics of each group to the prices quoted for similar types of loans in the secondary market. This method of estimating fair value does not incorporate the exit-price concept of fair value perscribed by ASC 820, Fair Value Measurements and Disclosures.

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

The fair value estimate for deposits does not include the benefit that results from the low cost funding provided by the Company's existing deposits and long-term customer relationships compared to the cost of obtaining different sources of funding. This benefit is commonly referred to as the core deposit intangible.

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

(7) Comprehensive Income (Loss)

Other comprehensive income (loss) is defined as the change in equity during a period from transactions and other events from nonowner sources. Comprehensive income (loss) is the total of net income (loss) and other comprehensive income (loss), which for the Company is comprised of unrealized gains and losses on securities available for sale. The components of other comprehensive income (loss) and the related tax effects for the quarter and nine-months ended September 30, 2013 and 2012 were as follows:

	For the three months ended September 30,
(Dollars in thousands)	2013			2012
Securities available for sale:	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Net unrealized gains (losses) arising during the period	$473	0	473	(77)	0	(77)
Other comprehensive income (loss)	$473	0	473	(77)	0	(77)

	For the nine months ended September 30,
(Dollars in thousands)	2013			2012
Securities available for sale:	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Net unrealized losses arising during the period	$(1,045)	0	(1,045)	(349)	0	(349)
Other comprehensive loss	$(1,045)	0	(1,045)	(349)	0	(349)

There is no tax effect shown in the above schedule at September 30, 2013 or 2012 since no regular income tax expense was recorded during these periods.

(8) Securities Available For Sale

The following table shows the gross unrealized losses and fair value for the securities available for sale portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2013 and December 31, 2012.

	September 30, 2013
	Less than twelve months			Twelve months or more			Total
(Dollars in thousands)	# of Investments	Fair Value	Unrealized Losses	# of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Other marketable securities:
U.S. Government agency obligations	15	$68,386	(643)	0	$0	0	$68,386	(643)
Corporate preferred stock	0	0	0	1	245	(455)	245	(455)
Total temporarily impaired securities	15	$68,386	(643)	1	$245	(455)	$68,631	(1,098)

	December 31, 2012
	Less than twelve months			Twelve months or more			Total
(Dollars in thousands)	# of Investments	Fair Value	Unrealized Losses	# of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Other marketable securities:
U.S. Government agency obligations	1	$4,996	(4)	0	$0	0	$4,996	(4)
Corporate preferred stock	0	0	0	1	245	(455)	245	(455)
Total temporarily impaired securities	1	$4,996	(4)	1	$245	(455)	$5,241	(459)

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

The unrealized losses reported for corporate preferred stock at September 30, 2013 related to a single trust preferred security that was issued by the holding company of a small community bank. Typical of most trust preferred issuances, the issuer has the ability to defer interest payments for up to five years with interest payable on the deferred balance. In October 2009, the issuer elected to defer its scheduled interest payments as allowed by the terms of the security agreement. The issuer’s subsidiary bank has incurred operating losses due to increased provisions for loan losses but still meets the regulatory requirements to be considered “well capitalized” based on its most recent regulatory filing. Based on a review of the issuer, it was determined that the trust preferred security was not other-than-temporarily impaired at September 30, 2013. The Company does not intend to sell the preferred stock and has the intent and ability to hold it for a period of time sufficient to recover the temporary loss. Management believes that the Company will receive all principal and interest payments contractually due on the security and that the decrease in the market value is primarily due to a lack of liquidity in the market for trust preferred securities and the deferral of interest by the issuer. Management will continue to monitor the credit risk of the issuer and may be required to recognize other-than-temporary impairment charges on this security in future periods.

A summary of securities available for sale at September 30, 2013 and December 31, 2012 is as follows:

(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
September 30, 2013:
Mortgage-backed securities:
FHLMC	$2,431	144	0	2,575
FNMA	3,194	204	0	3,398
	5,625	348	0	5,973
Other marketable securities:
U.S. Government agency obligations	84,042	3	(643)	83,402
Common stock	58	9	0	67
Corporate preferred stock	700	0	(455)	245
	84,800	12	(1,098)	83,714
	$90,425	360	(1,098)	89,687

(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
December 31, 2012:
Mortgage-backed securities:
FHLMC	$5,669	294	0	5,963
FNMA	4,076	301	0	4,377
Collateralized mortgage obligations:
FNMA	80	1	0	81
	9,825	596	0	10,421
Other marketable securities:
U.S. Government agency obligations	75,059	170	(4)	75,225
Corporate preferred stock	700	0	(455)	245
	75,759	170	(459)	75,470
	$85,584	766	(459)	85,891

The following table indicates amortized cost and estimated fair value of securities available for sale at September 30, 2013 based upon contractual maturity adjusted for scheduled repayments of principal and projected prepayments of principal based upon current economic conditions and interest rates.

(Dollars in thousands)	Amortized Cost	Fair Value
Due less than one year	$56,147	55,792
Due after one year through five years	33,520	33,583
Due after five years through ten years	0	0
Due after ten years	758	312
Total	$90,425	89,687

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

(9) Loans Receivable, Net

A summary of loans receivable at September 30, 2013 and December 31, 2012 is as follows:

(Dollars in thousands)	September 30, 2013	December 31, 2012
1-4 family	$78,581	97,037
Commercial real estate:
Residential developments	37,425	46,343
Other	170,036	198,564
	207,461	244,907
Consumer	53,414	53,975
Commercial business:
Construction industry	6,680	2,666
Other	63,703	77,188
	70,383	79,854
Total loans	409,839	475,773
Less:
Unamortized discounts	37	33
Net deferred loan fees (costs)	(25)	87
Allowance for loan losses	16,505	21,608
Total loans receivable, net	$393,322	454,045

(10) Allowance for Loan Losses and Credit Quality Information

The allowance for loan losses is summarized as follows:

(Dollars in thousands)	1-4 Family	Commercial Real Estate	Consumer	Commercial Business	Total
For the three months ended September 30, 2013:
Balance, June 30, 2013	$2,059	14,089	1,431	2,780	20,359
Provision for losses	(675)	(3,512)	(58)	(85)	(4,330)
Charge-offs	0	(2)	(374)	(50)	(426)
Recoveries	0	711	14	177	902
Balance, September 30, 2013	$1,384	11,286	1,013	2,822	16,505

For the nine months ended September 30, 2013:
Balance, December 31, 2012	$2,821	13,588	1,146	4,053	21,608
Provision for losses	(1,250)	(2,646)	256	(1,210)	(4,850)
Charge-offs	(200)	(911)	(475)	(606)	(2,192)
Recoveries	13	1,255	86	585	1,939
Balance, September 30, 2013	$1,384	11,286	1,013	2,822	16,505

Allocated to:
Specific reserves	$571	2,591	537	1,114	4,813
General reserves	2,250	10,997	609	2,939	16,795
Balance, December 31, 2012	$2,821	13,588	1,146	4,053	21,608

Allocated to:
Specific reserves	$309	5,218	335	690	6,552
General reserves	1,075	6,068	678	2,132	9,953
Balance, September 30, 2013	$1,384	11,286	1,013	2,822	16,505

Loans receivable at December 31, 2012:
Individually reviewed for impairment	$4,687	28,195	1,823	2,395	37,100
Collectively reviewed for impairment	92,350	216,712	52,152	77,459	438,673
Ending balance	$97,037	244,907	53,975	79,854	475,773

Loans receivable at September 30, 2013:
Individually reviewed for impairment	$3,423	22,569	746	1,399	28,137
Collectively reviewed for impairment	75,158	184,892	52,668	68,984	381,702
Ending balance	$78,581	207,461	53,414	70,383	409,839

(Dollars in thousands)	1-4 Family	Commercial Real Estate	Consumer	Commercial Business	Total
For the three months ended September 30, 2012:
Balance, June 30, 2012	$3,665	11,553	1,268	4,033	20,519

Provision for losses	(621)	2,246	4	(45)	1,584
Charge-offs	0	(1,535)	(164)	(167)	(1,866)
Recoveries	0	47	94	84	225
Balance, September 30, 2012	$3,044	12,311	1,202	3,905	20,462

For the nine months ended September 30, 2012:
Balance, December 31, 2011	$3,718	13,622	1,159	5,389	23,888

Provision for losses	(674)	3,037	851	(670)	2,544
Charge-offs	0	(5,719)	(921)	(1,996)	(8,636)
Recoveries	0	1,371	113	1,182	2,666
Balance, September 30, 2012	$3,044	12,311	1,202	3,905	20,462

The following table summarizes the amount of classified and unclassified loans at September 30, 2013 and December 31, 2012:

	September 30, 2013
	Classified					Unclassified
(Dollars in thousands)	Special Mention	Substandard	Doubtful	Loss	Total	Total	Total Loans
1-4 family	$746	8,904	0	0	9,650	68,931	78,581
Commercial real estate:
Residential developments	0	26,094	0	0	26,094	11,331	37,425
Other	17,513	22,038	0	0	39,551	130,485	170,036
Consumer	0	439	60	247	746	52,668	53,414
Commercial business:
Construction industry	0	325	0	0	325	6,355	6,680
Other	574	8,711	0	0	9,285	54,418	63,703
	$18,833	66,511	60	247	85,651	324,188	409,839

	December 31, 2012
	Classified					Unclassified
(Dollars in thousands)	Special Mention	Substandard	Doubtful	Loss	Total	Total	Total Loans
1-4 family	$1,004	13,915	33	0	14,952	82,085	97,037
Commercial real estate:
Residential developments	744	36,210	0	0	36,954	9,389	46,343
Other	17,170	30,365	0	0	47,535	151,029	198,564

Consumer	0	1,543	123	157	1,823	52,152	53,975
Commercial business:
Construction industry	0	320	0	0	320	2,346	2,666
Other	1,224	12,628	134	0	13,986	63,202	77,188
	$20,142	94,981	290	157	115,570	360,203	475,773

Classified loans represent special mention, substandard, doubtful and loss loans. Loans classified as substandard are loans that are generally inadequately protected by the current net worth and paying capacity of the obligor, or by the collateral pledged, if any. Loans classified as substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Loans classified as doubtful have the weaknesses of those classified as substandard, with additional characteristics that make collection in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. A loan classified as loss is considered uncollectible and of such little value that continuance as an asset on the balance sheet is not warranted. Loans classified as substandard or doubtful require the Bank to perform an analysis of the individual loan and charge-off any loans, or portion thereof, that are deemed uncollectible.

The aging of past due loans at September 30, 2013 and December 31, 2012 is summarized as follows:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
September 30, 2013
1-4 family	$878	930	0	1,808	76,773	78,581	0
Commercial real estate:
Residential developments	256	0	739	995	36,430	37,425	0
Other	101	0	0	101	169,935	170,036	0

Consumer	355	98	3	456	52,958	53,414	0
Commercial business:
Construction industry	0	0	0	0	6,680	6,680	0
Other	0	0	0	0	63,703	63,703	0
	$1,590	1,028	742	3,360	406,479	409,839	0
December 31, 2012
1-4 family	$1,172	240	0	1,412	95,625	97,037	0
Commercial real estate:
Residential developments	0	0	0	0	46,343	46,343	0
Other	49	0	289	338	198,226	198,564	0

Consumer	591	80	0	671	53,304	53,975	0
Commercial business:
Construction industry	45	0	79	124	2,542	2,666	0
Other	1,441	106	7,467	9,014	68,174	77,188	7,423
	$3,298	426	7,835	11,559	464,214	475,773	7,423

Impaired loans include loans that are non-performing (non-accruing) and loans that have been modified in a troubled debt restructuring (TDR). The following table summarizes impaired loans and related allowances as of September 30, 2013 and December 31, 2012:

	September 30, 2013			December 31, 2012
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans with no related allowance recorded:
1-4 family	$1,583	1,583	0	1,617	1,617	0
Commercial real estate:
Residential developments	8,754	11,946	0	10,714	15,530	0
Other	335	335	0	640	640	0
Consumer	287	293	0	393	400	0
Commercial business:
Construction industry	96	171	0	102	1,038	0
Other	0	0	0	34	534	0

Loans with an allowance recorded:
1-4 family	1,840	1,884	309	3,070	3,114	571
Commercial real estate:
Residential developments	12,109	14,400	4,943	14,061	16,545	1,669
Other	1,371	1,454	275	2,780	3,133	921
Consumer	459	459	335	1,430	1,430	537
Commercial business:
Construction industry	0	0	0	74	74	62
Other	1,303	2,055	690	2,185	2,936	1,053

Total:
1-4 family	3,423	3,467	309	4,687	4,731	571
Commercial real estate:
Residential developments	20,863	26,346	4,943	24,775	32,075	1,669
Other	1,706	1,789	275	3,420	3,773	921
Consumer	746	752	335	1,823	1,830	537
Commercial business:
Construction industry	96	171	0	176	1,112	62
Other	1,303	2,055	690	2,219	3,470	1,053
	$28,137	34,580	6,552	37,100	46,991	4,813

The following tables summarize average recorded investment and interest income recognized on impaired loans during the three and nine months ended September 30, 2013 and 2012.

	For the three months ended September 30, 2013		For the nine months ended September 30, 2013
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance recorded:
1-4 family	$1,589	31	1,608	46
Commercial real estate:
Residential developments	9,127	29	9,338	43
Other	335	16	424	18
Consumer	309	5	315	8
Commercial business:
Construction industry	98	0	90	0
Other	0	0	9	0

Loans with an allowance recorded:
1-4 family	2,272	6	2,571	19
Commercial real estate:
Residential developments	12,031	27	13,519	41
Other	1,856	228	2,249	232
Consumer	998	7	1,221	18
Commercial business:
Construction industry	0	0	36	0
Other	1,332	17	1,791	28

Total:
1-4 family	3,861	37	4,179	65
Commercial real estate:
Residential developments	21,158	56	22,857	84
Other	2,191	244	2,673	250
Consumer	1,307	12	1,536	26
Commercial business:
Construction industry	98	0	126	0
Other	1,332	17	1,800	28
	$29,947	366	33,171	453

	For the three months ended September 30, 2012		For the nine months ended September 30, 2012
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance recorded:
1-4 family	$3,214	20	3,312	70
Commercial real estate:
Residential developments	11,737	60	10,752	370
Other	2,540	4	3,177	22
Consumer	355	3	390	6
Commercial business:
Construction industry	99	0	269	0
Other	1,620	2	1,556	8

Loans with an allowance recorded:
1-4 family	3,491	13	3,780	52
Commercial real estate:
Residential developments	14,521	37	14,627	111
Other	2,577	2	4,272	4
Consumer	1,672	32	1,269	75
Commercial business:
Construction industry	243	0	164	0
Other	2,604	9	3,847	40

Total:
1-4 family	6,705	33	7,092	122
Commercial real estate:
Residential developments	26,258	97	25,379	481
Other	5,117	6	7,449	26
Consumer	2,027	35	1,659	81
Commercial business:
Construction industry	342	0	433	0
Other	4,224	11	5,403	48
	$44,673	182	47,415	758

At September 30, 2013 and December 31, 2012, non-accruing loans totaled $22.4 million and $30.0 million, respectively, for which the related allowance for loan losses was $6.1 million and $3.2 million, respectively. The increase in the related allowances is due primarily to the decline in estimated values of collateral securing several non-accruing loans. All of the interest income that was recognized for non-accruing loans was recognized using the cash basis method of income recognition. Non-accruing loans for which no specific allowance has been recorded, because management determined that the value of the collateral was sufficient to repay the loan, totaled $8.0 million and $10.3 million at September 30, 2013 and December 31, 2012, respectively. Non-accrual loans also include certain loans that have had terms modified in a TDR.

The non-accrual loans at September 30, 2013 and December 31, 2012 are summarized as follows:

(Dollars in thousands)	September 30, 2013	December 31, 2012

1-4 family	$1,626	$2,492
Commercial real estate:
Residential developments	18,950	23,652
Other	628	1,891
Consumer	442	300
Commercial business:
Construction industry	97	176
Other	614	1,464
	$22,357	$29,975

At September 30, 2013 and December 31, 2012 there were loans included in loans receivable, net, with terms that had been modified in a TDR totaling $25.7 million and $33.1 million, respectively. The $0.5 million in loans that were modified in the third quarter of 2013, were non-performing at September 30, 2013. None of the loans that were modified in the third quarter of 2013 were classified but performing.

The following table summarizes TDRs at September 30, 2013 and December 31, 2012:

	September 30, 2013			December 31, 2012
(Dollars in thousands)	Accrual	Non-Accrual	Total	Accrual	Non-Accrual	Total
1-4 Family	$1,798	814	2,612	2,196	1,404	3,600
Commercial real estate	2,990	18,301	21,291	2,653	23,222	25,875
Consumer	304	257	561	1,522	292	1,814
Commercial business	689	561	1,250	754	1,012	1,766
	$5,781	19,933	25,714	7,125	25,930	33,055

There were no material commitments to lend additional funds to customers whose loans were restructured or classified as nonaccrual at September 30, 2013 or December 31, 2012.

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

When a loan is modified as a TDR, there may be a direct, material impact on the loans within the balance sheet, as principal balances may be partially forgiven. The financial effects of TDRs are presented in the following tables and represent the difference between the outstanding recorded balance pre-modification and post-modification, for the three month and nine month periods ended September 30, 2013 and 2012.

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
(Dollars in thousands)	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Troubled debt restructurings:
1-4 family	0	$0	$0	1	$193	$200
Commercial real estate:
Other	1	679	254	3	754	329
Consumer	12	131	144	17	249	263
Commercial business:
Construction industry	0	0	0	1	41	41
Other	4	194	218	5	193	218
Total	17	$1,004	$616	27	$1,430	$1,051

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
(Dollars in thousands)	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Troubled debt restructurings:
1-4 family	4	$452	$439	31	$3,666	$3,643
Commercial real estate:
Residential developments	3	2,565	1,702	10	14,044	11,524
Other	0	0	0	6	2,814	2,587
Consumer	4	183	205	15	1,413	1,435
Commercial business:
Construction industry	0	0	0	1	80	80
Other	2	211	211	4	471	471
Total	13	$3,411	$2,557	67	$22,488	$19,740

None of the loans that were restructured within the 12 months preceding September 30, 2013 defaulted during the three and nine months ended September 30, 2013. Loans that were restructured within the 12 months preceding September 30, 2012 that defaulted during the three and nine month periods ended September 30, 2012 are presented in the following table:

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
(Dollars in thousands)	Number of Contracts	Outstanding Recorded Investment	Number of Contracts	Outstanding Recorded Investment
Troubled debt restructurings that subsequently defaulted:
1-4 family	0	$0	2	$940
Commercial real estate:
Other	0	0	2	159
Consumer	1	71	1	71
Commercial business:
Other	2	227	5	3,004
Total	3	$298	10	$4,174

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

TDRs are reviewed for impairment following the same methodology as other impaired loans. For loans that are collateral dependent, the value of the collateral is reviewed and additional reserves may be added as needed. Loans that are not collateral dependent may have additional reserves established if deemed necessary. The allowance for loan losses on TDRs was $5.8 million, or 34.9%, of the total $16.5 million in loan loss reserves at September 30, 2013 and $3.7 million, or 17.2%, of the total $21.6 million in loan loss reserves at December 31, 2012.

(11) Investment in Mortgage Servicing Rights

A summary of mortgage servicing rights activity is as follows:

(Dollars in thousands)	Nine Months ended September 30, 2013	Twelve Months ended December 31, 2012	Nine Months ended September 30, 2012
Mortgage servicing rights:
Balance, beginning of period	$1,732	1,485	1,485
Originations	500	979	643
Amortization	(463)	(732)	(548)
Balance, end of period	$1,769	1,732	1,580
Fair value of mortgage servicing rights	$2,919	2,126	2,047

All of the loans being serviced are single family loans serviced for the Federal National Mortgage Association (FNMA) under the mortgage-backed security program or the individual loan sale program. The following is a summary of the risk characteristics of the loans being serviced at September 30, 2013.

(Dollars in thousands)	Loan Principal Balance	Weighted Average Interest Rate	Weighted Average Remaining Term (months)	Number of Loans
Original term 30 year fixed rate	$205,321	4.37%	303	1,756
Original term 15 year fixed rate	122,007	3.44%	146	1,381
Adjustable rate	206	3.85%	323	5

The gross carrying amount of mortgage servicing rights and the associated accumulated amortization at September 30, 2013 and 2012 is presented in the table below.

	September 30, 2013
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Unamortized Mortgage Servicing Rights
Mortgage servicing rights	$2,585	(816)	1,769
Total	$2,585	(816)	1,769

	September 30, 2012
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Unamortized Mortgage Servicing Rights
Mortgage servicing rights	$2,244	(664)	1,580
Total	$2,244	(664)	1,580

Amortization expense for mortgage servicing rights was $463,000 and $548,000 respectively, for the nine-month periods ended September 30, 2013 and 2012. The following table indicates the estimated future amortization expense for mortgage servicing rights:

(Dollars in thousands)	Mortgage Servicing Rights
Year ended December 31,
2013	$106
2014	416
2015	395
2016	346
2017	254
2018 and beyond	252
Total	$1,769

Projections of amortization are based on existing asset balances and the existing interest rate environment as of September 30, 2013. The Company's actual experiences may be significantly different depending upon changes in mortgage interest rates and other market conditions.

(12) Earnings per Common Share

The following table reconciles the weighted average shares outstanding and the earnings available to common shareholders used for basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2013	2012	2013	2012
Weighted average number of common shares outstanding used in basic earnings per common share calculation	4,000	3,957	3,996	3,936
Net dilutive effect of:
Options	310	0	221	0
Restricted stock awards	31	79	40	91
Weighted average number of shares outstanding adjusted for effect of dilutive securities	4,341	4,036	4,257	4,027
Income available to common shareholders	$5,511	170	7,028	2,444
Basic earnings per common share	$1.38	0.04	1.76	0.62
Diluted earnings per common share	$1.27	0.04	1.65	0.61

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

The Bank entered into a written Supervisory Agreement with the OTS, effective February 22, 2011, that primarily relates to the Bank’s financial performance and credit quality issues. This agreement replaced the prior memorandum of understanding that the Bank entered into with its primary regulator on December 9, 2009. In accordance with the agreement, the Bank submitted a two year business plan in May of 2011 that the OCC accepted with the expectation that the Bank would be in adherence with the OCC’s Notification of Establishment of Higher Minimum Capital Ratios, dated August 8, 2011, or IMCR, which required the Bank to establish and maintain a minimum core capital ratio of 8.5% by December 31, 2011. The IMCR is discussed more fully below. As required by the Supervisory Agreement, the Bank submitted updated two year business and problem asset reduction plans in January of 2012 and 2013. The Bank must operate within the parameters of the current business and problem asset reduction plans and is required to monitor and submit periodic reports on its compliance with the plans. The Bank has also revised its loan modification policies and its program for identifying, monitoring and controlling risk associated with concentrations of credit, and improved the documentation relating to the allowance for loan and lease losses as required by the Supervisory Agreement. In addition, without the consent of the OCC, the Bank may not declare or pay any cash dividends, increase its total assets during any quarter in excess of the amount of the net interest credited on deposit liabilities during the prior quarter, enter into any new contractual arrangement or renew or extend any existing arrangement related to compensation or benefits with any directors or officers, make any golden parachute payments, or enter into any significant contracts with a third party service provider. The Bank believes it was in compliance with all requirements of the Supervisory Agreement at September 30, 2013.

The Company also entered into a written Supervisory Agreement with the OTS effective February 22, 2011. This agreement replaced the prior memorandum of understanding that the Company entered into with its primary regulator on December 9, 2009. As required by the Supervisory Agreement, the Company submitted updated two year consolidated capital plans in January of 2012 and 2013. The Company must operate within the parameters of the current capital plan and is required to monitor and submit periodic reports on its compliance with the plan. In addition, without the consent of the FRB, the Company may not incur or issue any debt, guarantee the debt of any entity, declare or pay any cash dividends or repurchase any of the Company’s capital stock, enter into any new contractual arrangement or renew or extend any existing arrangement related to compensation or benefits with any director or officer, or make any golden parachute payments. The Company believes it was in compliance with all requirements of its Supervisory Agreement at September 30, 2013.

Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Tier I (Core) capital, and Risk-based capital (as defined in the regulations) to total assets (as defined).

On September 30, 2013, the Bank’s tangible assets were $562.2 million, its adjusted total assets were $563.3 million and its risk-weighted assets were $395.7 million. The following table presents the Bank’s capital amounts and ratios at September 30, 2013 for actual capital, required capital and excess capital, including ratios in order to qualify as being well capitalized under the Prompt Corrective Actions regulations.

	Actual		Required to be Adequately Capitalized		Excess Capital		To Be Well Capitalized Under Prompt Corrective Actions Provisions(1)
(Dollars in thousands)	Amount	Percent of Assets(2)	Amount	Percent of Assets (2)	Amount	Percent of Assets (2)	Amount	Percent of Assets(2)
Bank stockholder’s equity	$70,511
Plus:
Net unrealized losses on certain securities available for sale and cash flow hedges	1,094
	71,605
Tier I or core capital
Tier I capital to adjusted total assets		12.71%	$22,534	4.00%	$49,071	8.71%	$28,167	5.00%
Tier I capital to risk-weighted assets		18.10%	$15,828	4.00%	$55,777	14.10%	$23,742	6.00%
Plus:
Allowable allowance for loan losses	5,089
Risk-based capital	$76,694		$31,656		$45,038		$39,570
Risk-based capital to risk-weighted assets		19.38%		8.00%		11.38%		10.00%
(1)	Under recently issued final rules, revised requirements will be phased in commencing January 1, 2015, as described below.
(2)	Based upon the Bank’s adjusted total assets for the purpose of the tangible and core capital ratios and risk-weighted assets for the purpose of the risk-based capital ratio.

The OCC established an IMCR for the Bank. An IMCR requires a bank to establish and maintain levels of capital greater than those generally required for a bank to be classified as “well-capitalized.” Effective December 31, 2011, the Bank was required to establish, and subsequently maintain, core capital at least equal to 8.50% of adjusted total assets, which was in excess of the Bank’s 7.14% core capital to adjusted total assets ratio at December 31, 2011. In February 2012, the Bank received a Notice of Failure to Maintain Minimum Capital Ratios from the OCC arising out of its failure to establish and maintain its IMCR of 8.50% core capital to adjusted total assets at December 31, 2011. In April 2012, the Bank submitted to the OCC a written capital plan of how it would maintain its IMCR and a contingency plan in the event the IMCR was not maintained through the Bank’s primary plan. As a result of a decrease in assets and improved financial results, the Bank’s core capital to adjusted total assets ratio improved to 12.71% at September 30, 2013, which equates to core capital being $23.7 million in excess of the IMCR capital requirement at September 30, 2013.

Management believes that, as of September 30, 2013, the Bank’s capital ratios were in excess of those quantitative capital ratio standards set forth under the current prompt corrective action regulations described above. However, there can be no assurance that the Bank will continue to maintain such status in the future, under the current rules or new rules described below. The OCC has extensive discretion in its supervisory and enforcement activities, and can adjust the requirement to be “well-capitalized” in the future.

In order to improve its capital ratios and maintain compliance with its IMCR, the Bank is, among other things, working to improve its financial results, reduce non-performing assets, and decrease the asset size of the Bank. In March 2012, the Bank sold substantially all of the assets and liabilities associated with its Toledo, Iowa branch, and in March 2013 the Bank’s 55th Street branch office in Rochester, Minnesota was closed to further reduce costs. In light of its continued focus on complying with the IMCR, the Bank may also determine that it is necessary or prudent to dispose of other non-strategic assets. These actions have resulted, and may result in changes in the Bank’s assets, liabilities and earnings, some of which may be material, during the period in which the action is taken or is consummated or over a longer period of time. Further, the Company may determine it prudent, or be required by supervising banking regulators, to issue capital of which there can be no assurance that, if issued, it would be on terms favorable to the Company. If the Company issues additional shares of common stock or other equity securities, it could dilute the ownership interests of existing stockholders and, given our current common stock trading price, raising additional capital could dilute the per share book value of the Company’s common stock could dilute the Company’s earnings per share and could result in a change of control of the Company and the Bank.

The capital requirements of the Company and the Bank will be affected in the future by regulatory changes approved in the final rules issued in July 2013 by the FRB and the OCC to establish an integrated regulatory capital framework for implementing the Basel III reforms of the Basel Committee on Banking Supervision for the Bank of International Settlements. The new requirements, which will be effective beginning on January 1, 2015, will, among other things, apply a strengthened set of capital requirements to both the Bank and the Company, including new requirements relating to common equity as a component of core capital and as a “capital conservation buffer” against risk, and a higher minimum core capital requirement, and will revise the rules for calculating risk-weighted assets for purposes of such requirements. The final rules make corresponding revisions to the prompt corrective action framework. Under the final rules, certain changes including the new capital ratio and buffer requirements will be phased in incrementally, with full implementation scheduled for January 1, 2019.

(14) Preferred Stock

The Company's certificate of incorporation authorizes the issuance of up to 500,000 shares of preferred stock, and on December 23, 2008, the Company completed the sale of 26,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the Preferred Stock) to the United States Treasury. The Preferred Stock has a liquidation value of $1,000 per share and a related warrant was also issued to purchase 833,333 shares of HMN common stock at an exercise price of $4.68 per share. The transaction was part of the United States Treasury’s Capital Purchase Program under the Emergency Economic Stabilization Act of 2008. Under the terms of the sale, the preferred shares are entitled to a quarterly cumulative compounding dividend at a stated rate of 5% per annum for each of the first five years of the investment, increasing to 9% thereafter, unless HMN redeems the shares. The Company made all required dividend payments to the Treasury on the outstanding Preferred Stock in 2009 and 2010 but has deferred the last eleven quarterly dividend payments, beginning with the February 15, 2011 dividend payment. The deferred dividend payments of $3.8 million have been accrued for payment in the future and are being reported for the deferral period as a preferred dividend requirement that is deducted from income for financial statement purposes to arrive at the net income available to common shareholders. Under the terms of the certificate of designations for the Preferred Stock, dividend payments may be deferred but the dividend is cumulative and compounds quarterly while unpaid. In addition, since the Company failed to pay dividends for six quarters, the Treasury had the right to appoint two representatives to the Company’s board of directors. The Treasury did not exercise this right while it held the Preferred Stock.

On February 8, 2013, the Treasury sold the Preferred Stock to unaffiliated third party investors in a private transaction for $18.8 million. The Company received no proceeds from the sale and it had no effect on the terms of the outstanding Preferred Stock, including the Company’s obligation to satisfy accrued and unpaid dividends prior to the payment of any dividend or other distribution to holders of junior stock, including the Company’s common stock, and an increase in the dividend rate from 5% to 9%, commencing on February 15, 2014. Further, the sale of the Preferred Stock had no effect on the Company’s capital, financial condition or results of operations. Because of the sale, the Company generally is no longer subject to the various executive compensation and corporate governance requirements to which participants in Treasury’s Capital Purchase Program were subject while Treasury held the Preferred Stock. In addition, the Company has been advised that the current holders of substantially all of the Preferred Stock have entered into agreements with the FRB pursuant to which they have each agreed not to take actions, without the consent of the FRB, which might be construed as exercising or attempting to exercise a controlling influence over the management or policies of the Company or the Bank, including exercise of any right to elect any representatives to the Company’s board of directors.

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

The sale of Preferred Stock did not include the sale of a warrant to purchase 833,333 shares of the Company’s common stock at an exercise price of $4.68, which Treasury continues to hold and may sell in its discretion at any time, subject to applicable securities laws and the Company’s right to repurchase the warrant at fair market value under the terms of the Company’s agreements with Treasury. The warrant may be exercised at any time over its ten-year term and Treasury has agreed not to exercise any voting rights received by acquiring common stock on the exercise of the warrant. The discount on the common stock warrant is being amortized over five years. Both the Preferred Stock and the discount qualify as Tier I capital.

(15) Commitments and Contingencies

The Bank issued standby letters of credit which guarantee the performance of customers to third parties. The standby letters of credit issued and available at September 30, 2013 were approximately $1.4 million, expire over the next year, and are collateralized primarily with commercial business assets. Since the conditions under which the Bank is required to fund the standby letters of credit may not materialize, the cash requirements are expected to be less than the total outstanding commitments.

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

(Dollars in thousands)	Home Federal Savings Bank	Other	Eliminations	Consolidated Total
At or for the nine months ended September 30, 2013:
Interest income - external customers	$17,839	0	0	17,839
Non-interest income - external customers	5,684	0	0	5,684
Intersegment interest income	0	1	(1)	0
Intersegment non-interest income	137	9,390	(9,527)	0
Interest expense	2,912	0	(1)	2,911
Non-interest expense	16,205	582	(137)	16,650
Income tax expense	0	238	0	238
Net income	9,393	8,571	(9,390)	8,574
Total assets	562,541	71,731	(71,707)	562,565

At or for the nine months ended September 30, 2012:
Interest income - external customers	$23,778	0	0	23,778
Non-interest income - external customers	6,616	0	0	6,616
Intersegment interest income	0	2	(2)	0
Intersegment non-interest income	139	4,413	(4,552)	0
Interest expense	5,628	0	(2)	5,626
Non-interest expense	17,942	585	(139)	18,388
Net income	4,419	3,830	(4,413)	3,836
Total assets	643,624	62,721	(62,622)	643,723

At or for the quarter ended September 30, 2013:
Interest income - external customers	$5,729	0	0	5,729
Non-interest income - external customers	1,823	0	0	1,823
Intersegment interest income	0	0	0	0
Intersegment non-interest income	45	6,381	(6,426)	0
Interest expense	404	0	0	404
Non-interest expense	5,141	190	(45)	5,286
Income tax expense	0	158	0	158
Net income	6,382	6,033	(6,381)	6,034
Total assets	562,541	71,731	(71,707)	562,565

At or for the quarter ended September 30, 2012:
Interest income - external customers	$7,551	0	0	7,551
Non-interest income - external customers	2,116	0	0	2,116
Intersegment non-interest income	46	831	(877)	0
Interest expense	1,659	0	0	1,659
Non-interest expense	5,637	196	(46)	5,787
Net income	833	635	(831)	637
Total assets	643,624	62,721	(62,622)	643,723

Item 2:

HMN FINANCIAL, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Information

This quarterly report and other reports filed by the Company with the Securities and Exchange Commission may contain forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are often identified by such forward-looking terminology as “expect,” “intend,” “look,” “believe,” “anticipate,” “estimate,” “project,” “seek,” “may,” “will,” “would,” “could,” “should,” “trend,” “target,” and “goal” or similar statements or variations of such terms. Examples of forward-looking statements include, but are not limited to, statements relating to increasing our core deposit relationships, reducing non-performing assets, reducing expense and generating improved financial results; the adequacy and amount of available liquidity and capital resources to the Bank; the Company’s liquidity and capital requirements; our expectations for core capital and our strategies and potential strategies for improvement thereof; changes in the size of the Bank’s loan portfolio; the recovery of the valuation allowance on deferred tax assets; the amount and mix of the Bank’s non-performing assets and the appropriateness of the allowance therefor; future losses on non-performing assets; the amount of interest-earning assets; the amount and mix of brokered and other deposits (including the Company’s ability to renew brokered deposits); the availability and use of alternate funding sources, including Federal Home Loan Bank advances; the payment of dividends; the future outlook for the Company; the amount of deposits that will be withdrawn from checking and money market accounts and how the withdrawn deposits will be replaced; the projected changes in net interest income based on rate shocks; the range that interest rates may fluctuate over the next twelve months; the net market risk of interest rate shocks; the future outlook for the issuer trust preferred securities held by the Bank; and the Bank’s compliance with regulatory standards generally (including the Bank’s status as “well-capitalized”), supervisory agreements, individual minimum capital requirements or other supervisory directives or requirements to which the Company or the Bank are or may become expressly subject, specifically, and possible responses of the OCC and FRB and the Bank and the Company to any failure to comply with any such regulatory standard, agreement or requirement.

A number of factors could cause actual results to differ materially from the Company’s assumptions and expectations. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, but are not limited to: the adequacy and marketability of real estate and other collateral securing loans to borrowers; federal and state regulation and enforcement, including restrictions set forth in the supervisory agreements between each of the Company and Bank and the FRB and OCC, respectively; possible legislative and regulatory changes, including changes in the degree and manner of regulatory supervision; the ability of the Company and the Bank to establish and adhere to plans and policies relating to, among other things, capital, business, non-performing assets, loan modifications, documentation of loan loss allowance and concentrations of credit that are satisfactory to the OCC and FRB, as applicable, in accordance with the terms of the supervisory agreements and to otherwise manage the operations of the Company and the Bank to ensure compliance with other requirements set forth in the supervisory agreements; the ability of the Company and the Bank to obtain required consents from the OCC and FRB, as applicable, under the supervisory agreements or other directives; the ability of the Bank to comply with its individual minimum capital requirement and other applicable regulatory capital requirements; enforcement activity of the OCC and FRB in the event of our non-compliance with any applicable regulatory standard, agreement or requirement; adverse economic, business and competitive developments such as shrinking interest margins, reduced collateral values, cash inflows and deposit outflows, changes in credit or other risks posed by the Company’s loan and investment portfolios, relative costs associated with alternate funding sources, technological, computer-related or operational difficulties, results of litigation, and reduced demand for financial services and loan products; changes in accounting policies and guidelines, or monetary and fiscal policies of the federal government or tax laws; international economic developments; the Company’s access to and adverse changes in securities markets and the investment expectations of holders of our capital stock; the market for credit related assets; or other significant uncertainties. Additional factors that may cause actual results to differ from the Company’s assumptions and expectations also include those set forth in the Company’s most recent filings on Forms 10-K and 10-Q with the Securities and Exchange Commission. All forward-looking statements are qualified by, and should be considered in conjunction with, such cautionary statements. For additional discussion of the risks and uncertainties applicable to the Company, see the “Risk Factors” sections of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and Part II, Item 1A of its Quarterly Reports on Form 10-Q.

All statements in this quarterly report on Form 10-Q, including forward-looking statements, speak only as of the date hereof, and we undertake no duty to update any of the forward-looking statements after the date of this quarterly report on Form 10-Q.

General

The earnings of the Company are primarily dependent on the Bank's net interest income, which is the difference between interest earned on loans and investments, and the interest paid on interest-bearing liabilities such as deposits, FHLB advances, and FRB borrowings. The difference between the average rate of interest earned on assets and the average rate paid on liabilities is the "interest rate spread." Net interest income is produced when interest-earning assets equal or exceed interest-bearing liabilities and there is a positive interest rate spread. Net interest income and net interest rate spread are affected by changes in interest rates, the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. The Company's net income is also affected by the generation of non-interest income, which consists primarily of gains or losses from the sale of securities, gains from the sale of loans, fees for servicing mortgage loans, and the generation of fees and service charges on deposit accounts. The Bank incurs expenses in addition to interest expense in the form of salaries and benefits, occupancy expenses, provisions for loan losses, and amortization of mortgage servicing assets. The earnings of financial institutions, such as the Bank, are also significantly affected by prevailing economic and competitive conditions, particularly changes in interest rates, government monetary and fiscal policies, and regulations of various regulatory authorities. Lending activities are influenced by the demand for and supply of business credit, single family and commercial properties, competition among lenders, the level of interest rates and the availability of funds. Deposit flows and costs of deposits are influenced by prevailing market rates of interest on competing investments, account maturities and the levels of personal income and savings.

Between 2008 and 2011, the Company’s commercial business and commercial real estate loan portfolios required significant charge-offs due primarily to decreases in the estimated value of the underlying collateral supporting the loans, as many of these loans were made to borrowers in or associated with the real estate industry. The decrease in the estimated collateral value was primarily the result of reduced demand for real estate, particularly as it related to single-family and commercial land developments. More stringent lending standards implemented by the mortgage industry in recent years have made it more difficult for some borrowers with marginal credit to qualify for a mortgage. This decrease in available credit and the overall weakness in the economy reduced the demand for single family homes and the values of existing properties and developments where the Company’s commercial loan portfolio had concentrations. Consequently, our level of non-performing assets and the related provision for loan losses increased significantly through 2011, relative to periods before 2008. The increased levels of non-performing assets, related provisions for loan losses, loan charge-offs, expenses associated with real estate owned, and the allowances against deferred taxes arising from adverse results of operations, were the primary reasons for the net losses incurred by the Company in each of the years 2008 through 2011. In 2012 and to date in 2013, commercial real estate values have stabilized and fewer charge-offs have been recorded than in the corresponding periods in the previous four years.

Between December 31, 2008 and December 31, 2012, the total assets of the Company decreased $492 million and in the first nine months of 2013 total assets declined an additional $91 million. The decrease in assets was primarily in the commercial loan portfolio, which occurred because of loan prepayments or non-renewals as a result of the Company’s focus on improving credit quality, reducing loan concentrations, managing net interest margin and improving capital ratios. The proceeds received from loan payments were primarily used to reduce the outstanding brokered deposits and FHLB advances and these funding sources decreased $428 million between December 31, 2008 and September 30, 2013. It is anticipated that the decreases in assets will be less in future periods as there were no FHLB advances and only $7.6 million in outstanding brokered deposits at September 30, 2013.

Critical Accounting Estimates

Critical accounting policies are those policies that the Company's management believes are the most important to understanding the Company’s financial condition and operating results. These critical accounting policies often involve estimates and assumptions that could have a material impact on the Company’s financial statements. The Company has identified the following critical accounting policies that management believes involve the most difficult, subjective, and/or complex judgments that are inherently uncertain. Therefore, actual financial results could differ significantly depending upon the estimates, assumptions and other factors used.

Allowance for Loan Losses and Related Provision

The allowance for loan losses is based on periodic analysis of the loan portfolio. In this analysis, management considers factors including, but not limited to, specific occurrences of loan impairment, changes in the size of the portfolios, national and regional economic conditions such as unemployment data, loan portfolio composition, loan delinquencies, local economic growth rates, historical experience and observations made by the Company's ongoing internal audit and regulatory exam processes. Loans are charged off to the extent they are deemed to be uncollectible. The Company has established separate processes to determine the appropriateness of the loan loss allowance for its homogeneous single-family and consumer loan portfolios and its non-homogeneous loan portfolios. The determination of the allowance on the homogeneous single-family and consumer loan portfolios is calculated on a pooled basis with individual determination of the allowance of all non-performing loans. The determination of the allowance for the non-homogeneous commercial, commercial real estate, and multi-family loan portfolios involves assigning standardized risk ratings and loss factors that are periodically reviewed. The loss factors are estimated based on the Company's own loss experience and are assigned to all loans without identified credit weaknesses. For each non-performing loan, the Company also performs an individual analysis of impairment that is based on the expected cash flows or the value of the assets collateralizing the loans and establishes any necessary reserves or charges off all loans or portion thereof that are deemed uncollectable.

The appropriateness of the allowance for loan losses is dependent upon management’s estimates of variables affecting valuation, appraisals of collateral, evaluations of performance and status, and the amounts and timing of future cash flows expected to be received on impaired loans. Such estimates, appraisals, evaluations and cash flows may be subject to frequent adjustments due to changing economic prospects of borrowers or properties. The estimates are reviewed periodically and adjustments, if any, are recorded in the provision for loan losses in the periods in which the adjustments become known. Because of the size of some loans, changes in estimates can have a significant impact on the loan loss provision. The allowance is allocated to individual loan categories based upon the relative risk characteristics of the loan portfolios and the actual loss experience. The Company increases and decreases its allowance for loan losses by charging or crediting the provision for loan losses against income. The methodology for establishing the allowance for loan losses takes into consideration probable losses that have been identified in connection with specific loans as well as probable losses in the loan portfolio for which additional specific reserves are not required. Although management believes that based on current conditions the allowance for loan losses is maintained at an appropriate amount to provide for probable loan losses inherent in the portfolio as of the balance sheet date, future conditions may differ substantially from those anticipated in determining the allowance for loan losses and adjustments may be required in the future.

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

The Company maintains significant net deferred tax assets for deductible temporary differences, the largest of which relates to the allowance for loan and real estate losses and net operating loss carry forwards. For income tax purposes, only net charge-offs are deductible, not the entire provision for loan losses. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that the deferred tax asset will not be realized. The determination of whether the deferred tax assets are realizable is highly subjective and dependent upon management’s judgment and evaluation of both positive and negative evidence, including the forecasts of future income, tax planning strategies and assessments of the current and future economic and business conditions. The Company considers both positive and negative evidence regarding the ultimate realization of deferred tax assets. Positive evidence includes current financial performance, the ability to implement tax planning strategies to accelerate taxable income recognition and the probability that taxable income will be generated in future periods. Negative evidence includes the Company’s cumulative loss in the prior three year period and the general business and economic environment. In the second quarter of 2010, the Company recorded a valuation allowance against the entire deferred tax asset balance and the Company continued to maintain a valuation reserve against the entire deferred tax asset balance at September 30, 2013. This determination was based primarily upon the existence of a cumulative loss position for the three-year period ended September 30, 2013 that is primarily attributable to significant provisions for loan losses incurred during certain periods within this three year period. The creation of the valuation allowance, although it increased tax expense and similarly reduced tangible book value, does not have an effect on the Company’s cash flows, and may be recoverable in subsequent periods if the Company were to realize certain sustained future taxable income. It is possible that future conditions may differ substantially from those anticipated in determining the need for a valuation allowance on deferred tax assets and adjustments may be required in the future. Based on the recent improvements in the financial performance of the Company, it is anticipated that the Company will be in a three year cumulative gain position at December 31, 2013 and would be eligible to eliminate a significant portion of the $15.9 million valuation reserve that existed at September 30, 2013 against the deferred tax asset. Any reversal of the deferred tax asset valuation reserve would result in an increase in the book value of the Company's common stock and a corresponding credit provision to income tax expense. The timing and amount of any adjustment to the deferred tax asset valuation reserve will be dependent on the Company obtaining a three year cumulative gain position and an evaluation of both the positive and negative evidence relating to the ultimate realizablity of the deferred tax asset as noted above.

Determining the ultimate settlement of any tax position requires significant estimates and judgments in arriving at the amount of tax benefits to be recognized in the financial statements. It is possible that the tax benefits realized upon the ultimate resolution of a tax position may result in tax benefits that are significantly different from those estimated.

RESULTS OF OPERATIONS FOR THIRD QUARTER ENDED SEPTEMBER 30, 2013 COMPARED TO THIRD QUARTER ENDED SEPTEMBER 30, 2012

Net Income

Net income was $6.0 million for the third quarter of 2013, an improvement of $5.4 million compared to net income of $0.6 million for the third quarter of 2012. Net income available to common shareholders was $5.5 million for the third quarter of 2013, an improvement of $5.3 million from the net income available to common shareholders of $0.2 million for the third quarter of 2012. Diluted earnings per common share for the third quarter of 2013 was $1.27, an increase of $1.23 from the diluted earnings per common share of $0.04 for the third quarter of 2012. The improvement in net income for the third quarter of 2013 is due to a $5.9 million decrease in the provision for loan losses between the periods primarily because of improving values of the underlying collateral supporting commercial real estate loans and a $0.5 million decrease in non-interest expense. The decrease in non-interest expense was primarily due to decreased legal expenses relating to real estate owned and loan collection efforts and lower mortgage servicing rights amortization expense. These improvements to net income were partially offset by a $0.3 million decrease in non-interest income due primarily to a decrease in the gain on sales of loans and a $0.6 million decrease in net interest income due primarily to a decrease in interest earning assets between the periods.

Net income was $8.6 million for the nine-month period ended September 30, 2013, an increase of $4.8 million, or 123.5%, compared to the net income of $3.8 million for the nine-month period ended September 30, 2012. The net income available to common shareholders was $7.0 million for the nine-month period ended September 30, 2013, an increase of $4.6 million, or 187.6%, compared to the net income available to common shareholders of $2.4 million for the same period of 2012. Diluted earnings per common share for the first nine months of 2013 was $1.65, an increase of $1.04 per share compared to the diluted earnings per common share of $0.61 for the same period in 2012. The improvement in net income for the first nine months of 2013 was due primarily to a $7.4 million decrease in the provision for loan losses between the periods primarily because of improving values of the underlying collateral supporting commercial real estate loans and a $1.7 million decrease in non-interest expenses due primarily to an increase in the gains recognized on the sale of real estate owned and a decrease in expenses related to other real estate owned. These improvements to net income were partially offset by a $3.2 million decrease in net interest income due primarily to a decrease in interest earning assets between the periods, a $0.9 million decrease in non-interest income due primarily to a decrease in the gain on sales of loans, a decrease in the gain related to the sale of the Bank’s Toledo, Iowa branch in the first quarter of 2012, and a $0.2 million increase in income tax expense between the periods.

Net Interest Income

Net interest income was $5.3 million for the third quarter of 2013, a decrease of $0.6 million, or 9.6%, compared to $5.9 million for the third quarter of 2012. Interest income was $5.7 million for the third quarter of 2013, a decrease of $1.9 million, or 24.1%, from $7.6 million for the same period in 2012. Interest income decreased between the periods primarily because of a $99 million decrease in the average interest-earning assets and also because of a decrease in the average yields on interest-earning assets between the periods. Average interest-earning assets decreased between the periods primarily because of a decrease in the commercial loan portfolio, which occurred because of loan prepayments or non-renewals as a result of the Company’s focus on improving credit quality, decreasing loan concentrations, managing net interest margin and improving capital ratios. The average yield earned on interest-earning assets was 4.41% for the third quarter of 2013, a decrease of 48 basis points from the 4.89% average yield for the third quarter of 2012. The decrease in average yield was due to the continued low short-term interest rate environment that existed during the third quarter of 2013. The increase in domestic long-term mortgage rates that began during the second quarter of 2013 did not materially impact the average yield earned on interest-earning assets during the third quarter of 2013 since most of the mortgage loans originated by the Bank are sold into the secondary market and not placed in the loan portfolio.

Interest expense was $0.4 million for the third quarter of 2013, a decrease of $1.3 million, or 75.6%, compared to $1.7 million for the third quarter of 2012. Interest expense decreased primarily because of the $108 million decrease in the average interest-bearing liabilities between the periods, largely as the result of a decrease in the outstanding borrowings and brokered certificates of deposit between the periods. The decrease in borrowings and brokered certificates of deposit between the periods was the result of using the proceeds from loan principal payments to fund maturing borrowings and brokered certificates of deposit. Interest expense also decreased because of the lower interest rates paid on money market accounts and certificates of deposit due to the low short-term interest rate environment that continued to exist during the third quarter of 2013. The average interest rate paid on interest-bearing liabilities was 0.34% for the third quarter of 2013, a decrease of 80 basis points from the 1.14% average interest rate paid in the third quarter of 2012.

Net interest margin (net interest income divided by average interest- earning assets) for the third quarter of 2013 was 4.10%, an increase of 28 basis points, compared to 3.82% for the third quarter of 2012.

Net interest income was $14.9 million for the first nine months of 2013, a decrease of $3.3 million, or 17.8%, from $18.2 million for the same period in 2012. Interest income was $17.8 million for the nine-month period ended September 30, 2013, a decrease of $6.0 million, or 25.0%, from $23.8 million for the same period in 2012. Interest income decreased between the periods primarily because of a $97 million decrease in the average interest-earning assets and also because of a decrease in the average yields earned on average interest-earning assets between the periods. Average interest-earning assets decreased between the periods primarily because of a decrease in the commercial loan portfolio, which occurred because of loan prepayments or non-renewals as a result of the Company’s focus on improving credit quality, decreasing loan concentrations, managing net interest margin and improving capital ratios. The average yield earned on interest-earning assets was 4.25% for the first nine months of 2013, a decrease of 57 basis points from the 4.82% average yield for the same period of 2012. The decrease in the average yield is due to the continued low short-term interest rate environment that existed during the first nine months of 2013. The increase in domestic long-term mortgage rates that began during the second quarter of 2013 did not materially impact the average yield earned on interest-earning assets during the first nine months of 2013 since most of the mortgage loans originated by the Bank are sold into the secondary market and not placed in the loan portfolio.

Interest expense was $2.9 million for the nine-month period ended September 30, 2013, a decrease of $2.7 million, or 48.3%, from $5.6 million for the same period in 2012. Interest expense decreased primarily because of a $108 million decrease in the average interest-bearing liabilities between the periods, largely due to a decrease in the outstanding borrowings and brokered certificates of deposit. The decrease in borrowings and brokered certificates of deposit between the periods was the result of using the proceeds from loan principal payments to fund maturing borrowings and brokered certificates of deposit. Interest expense also decreased because of the lower interest rates paid on money market accounts and certificates of deposit due to the low short-term interest rate environment that continued to exist during the first nine months of 2013. The average interest rate paid on interest-bearing liabilities was 0.75% for the first nine months of 2013, a decrease of 45 basis points from the 1.20% average interest rate paid in the first nine months of 2012.

Net interest margin (net interest income divided by average interest-earning assets) was 3.56% for the nine-month period ended September 30, 2013, a decrease of 12 basis points, compared to 3.68% for the same nine-month period of 2012.

A summary of the Company’s net interest margin for the three and nine-month periods ended September 30, 2013 and September 30, 2012 is as follows:

	For the three month period ended
	September 30, 2013			September 30, 2012
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
Interest-earning assets:
Securities available for sale	$90,499	222	0.97%	$76,631	292	1.52%
Loans held for sale	1,970	20	4.06	3,559	28	3.16
Mortgage loans, net	81,219	921	4.50	102,736	1,631	6.32
Commercial loans, net	265,097	3,853	5.77	326,177	4,761	5.81
Consumer loans, net	53,275	698	5.20	55,490	789	5.65
Cash equivalents	22,297	12	0.21	45,299	26	0.23
Federal Home Loan Bank stock	796	3	1.50	4,063	24	2.36
Total interest-earning assets	515,153	5,729	4.41	613,955	7,551	4.89

Interest-bearing liabilities:
NOW accounts	67,277	3	0.02	61,502	9	0.06
Savings accounts	43,934	8	0.07	39,998	16	0.16
Money market accounts	117,193	87	0.29	110,649	109	0.39
Certificates	131,358	273	0.82	194,831	576	1.18
Brokered deposits	9,327	33	1.40	21,519	94	1.73
Advances and other borrowings	283	0	0.00	70,000	855	4.86
Total interest-bearing liabilities	369,372			498,499
Non-interest checking	97,937			77,281
Other non-interest bearing deposits	1,123			1,139
Total interest-bearing liabilities and non-interest bearing deposits	$468,432	404	0.34	$576,919	1,659	1.14
Net interest income		$5,325			$5,892
Net interest rate spread			4.07%			3.75%
Net interest margin			4.10%			3.82%

	For the nine month period ended
	September 30, 2013			September 30, 2012
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
Interest-earning assets:
Securities available for sale	$91,744	685	1.00%	$89,466	1,091	1.63%
Loans held for sale	2,215	58	3.50	3,116	75	3.22
Mortgage loans, net	87,479	3,061	4.68	110,812	4,509	5.44
Commercial loans, net	276,889	11,817	5.71	348,497	15,476	5.93
Consumer loans, net	53,397	2,087	5.23	58,081	2,467	5.67
Cash equivalents	46,963	80	0.23	44,256	71	0.21
Federal Home Loan Bank stock	2,666	51	2.56	4,110	89	2.88
Total interest-earning assets	561,353	17,839	4.25	658,338	23,778	4.82

Interest-bearing liabilities:
NOW accounts	69,754	12	0.02	65,027	29	0.06
Savings accounts	44,215	27	0.08	39,616	53	0.18
Money market accounts	114,856	270	0.31	110,431	347	0.44
Certificates	145,530	997	0.92	209,720	1,927	1.26
Brokered deposits	11,675	120	1.37	41,621	726	2.33
Advances and other borrowings	40,681	1,485	4.88	70,000	2,544	4.85
Total interest-bearing liabilities	426,711			536,415
Non-interest checking	89,023			87,072
Other non-interest bearing deposits	1,099			1,156
Total interest-bearing liabilities and non-interest bearing deposits	$516,833	2,911	0.75	$624,643	5,626	1.20
Net interest income		$14,928			$18,152
Net interest rate spread			3.50%			3.62%
Net interest margin			3.56%			3.68%

Provision for Loan Losses

The provision for loan losses was ($4.3) million for the third quarter of 2013, a decrease of $5.9 million, compared to $1.6 million for the third quarter of 2012. The provision for loan losses decreased in the third quarter primarily because of improving values of the underlying collateral supporting commercial real estate loans in the third quarter of 2013 when compared to the third quarter of 2012. The provision also decreased because of a decrease in the outstanding loan portfolio balances, a decrease in the reserve percentages on certain risk classifications as a result of an internal analysis of the loan portfolio, an improvement in the classifications of certain risk rated loans, and the recoveries received during the quarter on previously charged off loans.

The provision for loan losses was ($4.9) million for the first nine months of 2013, a decrease of $7.4 million, from $2.5 million for the same nine-month period in 2012. The provision for loan losses decreased in the first nine months of 2013 primarily because of improving values of the underlying collateral supporting commercial real estate loans in the first nine months of 2013 when compared to the same period of 2012. The provision also decreased because of a decrease in the outstanding loan portfolio balances, a decrease in the reserve percentages on certain risk classifications as a result of an internal analysis of the loan portfolio, an improvement in the classifications of certain risk rated loans, and the recoveries received during the first nine months of 2013 on previously charged off loans.

A reconciliation of the Company’s allowance for loan losses for the three and nine-month periods ended September 30, 2013 and September 30, 2012 is summarized as follows:

	For the three months ended
(Dollars in thousands)	September 30, 2013	September 30, 2012
Balance at June 30,	$20,359	$20,519
Provision	(4,330)	1,584
Charge offs:
One-to-four family	0	0
Consumer	(374)	(163)
Commercial business	(2)	(168)
Commercial real estate	(50)	(1,535)
Recoveries	902	225
Balance at September 30,	$16,505	$20,462

General allowance	$9,953	$15,965
Specific allowance	6,552	4,497
	$16,505	$20,462

	For the nine months ended
(Dollars in thousands)	September 30, 2013	September 30, 2012
Balance at January 1,	$21,608	$23,888
Provision	(4,850)	2,544
Charge offs:
One-to-four family	(200)	0
Consumer	(475)	(921)
Commercial business	(606)	(1,997)
Commercial real estate	(911)	(5,719)
Total charge offs	(2,192)	(8,637)
Recoveries	1,939	2,667
Balance at September 30,	$16,505	$20,462

Non-Interest Income

Non-interest income was $1.8 million for the third quarter of 2013, a decrease of $0.3 million, or 13.8%, from $2.1 million for the same period of 2012. Gain on sales of loans decreased $0.5 million primarily because of a decrease in single family loan originations due to the higher long-term mortgage interest rate environment that existed in the third quarter of 2013. Fees and service charges increased $0.1 million primarily because of an increase in overdraft charges and debit card fees between the periods. Other non-interest income increased $0.1 million primarily because of an increase in the sales of uninsured investment products.

Non-interest income was $5.7 million for the first nine months of 2013, a decrease of $0.9 million, or 14.1%, from $6.6 million for the same period in 2012. Gain on sale of branch office was $0 for the first nine months of 2013, compared to the $0.6 million recorded in the same period of 2012 as a result of the sale of the Toledo, Iowa branch in the first quarter of 2012. Gain on sales of loans decreased $0.7 million between the periods primarily because of a decrease in the sales of commercial government guaranteed loans during the first nine months of 2013 when compared to the same period in 2012. These decreases in non-interest income were partially offset by an increase of $0.1 million in fees and service charges due to increased overdraft charges, $0.1 million increase in mortgage servicing income as a result of servicing more loans, and $0.1 million increase in other income as a result of an increase in the sales of uninsured investment products.

Non-Interest Expense

Non-interest expense was $5.3 million for the third quarter of 2013, a decrease of $0.5 million, or 8.7%, from $5.8 million for the same period of 2012. Other non-interest expenses decreased $0.3 million primarily because of decreased legal expenses relating to real estate owned and loan collection efforts and mortgage servicing rights amortization expense. The decrease in mortgage servicing rights amortization expense is the result of fewer refinanced mortgage loans in the quarter due to the increase in long-term mortgage rates that were experienced during the quarter. Deposit insurance costs decreased $0.2 million primarily because of a decrease in assets between the periods. The gain on real estate owned increased $0.1 million primarily because of an increase in the gains recognized on the properties sold. Occupancy expense increased $0.1 million as a result of increased repair and maintenance expenses incurred during the quarter when compared to the same period of 2012.

Non-interest expense was $16.7 million for the first nine months of 2013, a decrease of $1.7 million, or 9.5%, from $18.4 million for the same period in 2012. The gain on real estate owned increased $0.5 million primarily because of an increase in the gains recognized on the properties sold. Compensation and benefits expense decreased $0.4 million primarily because of a decrease in employees between the periods due to certain branch closures and our continued focus on reducing expenses. Other non-interest expense decreased $0.5 million because of decreased real estate taxes and other expenses related to other real estate owned. Deposit insurance costs decreased $0.2 million primarily because of a decrease in assets between the periods.

Income Tax Expense

Income tax expense was $0.2 million for the third quarter and first nine months of 2013, an increase of $0.2 million from the same periods of 2012 when no income tax expense was recorded. The income tax expense that was recorded in the third quarter and first nine months of 2013 relates to alternative minimum tax amounts that are due since only a portion of the outstanding net operating loss carry forwards can be used to offset current income under the current alternative minimum tax rules. No regular income tax expense was recorded for the third quarter of 2013 because the Company continued to maintain a valuation reserve against the entire deferred tax asset balance at September 30, 2013. The Company originally recorded a deferred tax asset valuation reserve against its entire deferred tax asset balance in the second quarter of 2010.Based on the recent improvements in the financial performance of the Company, it is anticipated that the Company will be in a three year cumulative gain position at December 31, 2013 and would be eligible to eliminate a significant portion of the $15.9 million valuation reserve that existed at September 30, 2013 against the deferred tax asset. Any reversal of the deferred tax asset valuation reserve would result in an increase in the book value of the Company’s common stock and a corresponding credit provision to income tax expense. The timing and amount of any adjustment to the deferred tax asset valuation reserve will be dependent on the Company obtaining a three year cumulative gain position and an evaluation of both the positive and negative evidence relating to the ultimate realizability of the deferred tax asset as noted in the Critical Accounting Estimates-Income Taxes.

Net Income Available to Common Shareholders

Net income available to common shareholders was $5.5 million for the third quarter of 2013, an increase of $5.3 million from the $0.2 million net income available to common shareholders in the third quarter of 2012. The net income available to common shareholders was $7.0 million for the first nine months of 2013, an increase of $4.6 million from the $2.4 million net income available to common shareholders in the same period of 2012. The net income available to common shareholders increased between the periods primarily because of the increase in net income between the periods. The Company has deferred the last eleven quarterly dividend payments, beginning with the February 15, 2011 dividend payment, on its Fixed Rate, Series A, Cumulative Perpetual Preferred Stock, that was originally issued to the United States Treasury Department as part of the TARP Capital Purchase Program (the “Preferred Stock”). The Preferred Stock is currently held by unaffiliated third party investors. Under the terms of the certificate of designations for the Preferred Stock, dividend payments may be deferred but the dividend is cumulative and compounds quarterly while unpaid. The deferred dividend payments of $3.8 million have been accrued for payment in the future and are being reported for the deferral period as a preferred dividend requirement that is deducted from net income for financial statement purposes to arrive at the net income available to common shareholders. The current stated dividend rate on the Preferred Stock of 5% per annum will increase to 9% per annum on February 15, 2014.

Basic earnings per common share was $1.38 and $0.04 for the third quarter of 2013 and 2012, respectively, and diluted earnings per common share was $1.27 and $0.04 for the same periods, respectively.  Basic earnings per common share was $1.76 and $0.62 for the first nine months of 2013 and 2012, respectively, and diluted earnings per common share was $1.65 and $0.61 for the same periods, respectively. The increased spread between basic and diluted earnings per common share for the third quarter and first nine months of 2013 as compared to the same periods of 2012 is primarily due to increased net income and an increase in the price of our common stock, which resulted in a larger number of stock options and warrants having a lower exercise price than the market price of our common stock.

FINANCIAL CONDITION

Non-Performing Assets

The following table summarizes the amounts and categories of non-performing assets, which consist of non-performing loans and foreclosed and repossessed assets, in the Bank’s portfolio and loan delinquency information as of the end of the two most recently completed quarters and December 31, 2012.

(Dollars in thousands)	September 30, 2013	June 30, 2013	December 31, 2012
Non-Performing Loans:
One-to-four family real estate	$1,626	$2,091	$2,492
Commercial real estate	19,578	21,533	25,543
Consumer	442	1,462	300
Commercial business	711	755	1,640
Total	22,357	25,841	29,975

Foreclosed and Repossessed Assets:
One-to-four family real estate	1,082	707	1,595
Commercial real estate	7,817	8,716	9,000
Total non-performing assets	$31,256	$35,264	$40,570
Total as a percentage of total assets	5.56%	6.29%	6.21%
Total non-performing loans	$22,357	$25,841	$29,975
Total as a percentage of total loans receivable, net	5.68%	6.22%	6.60%
Allowance for loan losses to non-performing loans	73.83%	78.79%	72.09%

Delinquency Data:
Delinquencies (1)
30+ days	$2,516	$5,820	$2,739
90+ days(2)	0	0	7,423
Delinquencies as a percentage of Loan and lease portfolio (1)
30+ days	0.53%	1.22%	0.57%
90+ days	0.00%	0.00%	1.55%

(1) Excludes non-accrual loans.

(2) Loans delinquent for 90 days and over are generally non-accruing and are included in the Company’s non-performing asset total unless they are well secured and in the process of collection.

Total non-performing assets were $31.3 million at September 30, 2013, a decrease of $4.0 million, or 11.4%, from $35.3 million at June 30, 2013. Non-performing loans decreased $3.5 million and foreclosed and repossessed assets decreased $0.5 million during the third quarter of 2013. The non-performing loan and foreclosed and repossessed asset activity for the quarter was as follows:

 (Dollars in thousands)

Non-performing loans		Foreclosed and repossessed assets
June 30, 2013	$25,841	June 30, 2013	$9,423
Classified as non-performing	1,312
Charge offs	(426)	Transferred from non-performing loans	639
Principal payments received	(2,814)	Real estate sold	(1,350)
Classified as accruing	(917)	Net gain on sale of assets	297
Transferred to real estate owned	(639)	Write downs and payments	(110)
September 30, 2013	$22,357	September 30, 2013	$8,899

The decrease in non-performing loans during the third quarter of 2013 relates primarily to principal payments received and loans being classified as accruing during the period. Of the $2.8 million in principal payments received, $1.2 million related to the payoff of a non-performing multi-family construction loan that was refinanced with another financial institution and $1.6 million related to additional principal payments received on various construction and development loans as a result of various types of real estate sales including building lots, land, and single family homes. Of the $0.9 million in loans that were classified as accruing, $0.7 million related to various commercial real estate loans and $0.2 million related to a single family loan. These decreases in non-performing loans were partially offset by loans that were newly classified as non-performing during the period. Of the $1.3 million in loans newly classified as non-performing, $1.1 million related to commercial real estate loans, $0.1 million related to commercial business loans, and $0.1 million related to consumer loans.

Total non-performing assets were $31.3 million at September 30, 2013, a decrease of $9.3 million, or 23.0%, from $40.6 million at December 31, 2012. Non-performing loans decreased $7.6 million and foreclosed and repossessed assets decreased $1.7 million during the first nine months of 2013. The non-performing loan and foreclosed and repossessed asset activity for the first nine months of 2013 was as follows:

 (Dollars in thousands)

Non-performing loans		Foreclosed and repossessed assets
December 31, 2012	$29,975	December 31, 2012	$10,595
Classified as non-performing	4,792	Transferred from non-performing loans	876
Charge offs	(2,149)	Other foreclosures/repossessions	687
Principal payments received	(7,802)	Real estate sold	(3,629)
Classified as accruing	(1,583)	Net gain on sale of assets	998
Transferred to real estate owned	(876)	Write downs and payments	(628)
September 30, 2013	$22,357	September 30, 2013	$8,899

The following table summarizes the number of lending relationships and types of commercial real estate loans that were non-performing as of the end of the two most recently completed quarters and December 31, 2012.

(Dollars in thousands) Property Type	# of relationships	Principal Amount of Loans at September 30, 2013	# of relationships	Principal Amount of Loans at June 30, 2013	# of relationships	Principal Amount of Loans at December 31, 2012
Developments/land	8	$19,413	9	$20,956	9	$24,339
Retail	2	165	1	66	2	386
Restaurants/bar	0	0	1	511	1	547
Other buildings	0	0	0	0	3	271
	10	$19,578	11	$21,533	15	$25,543

The decrease in the non-performing commercial real estate loans from June 30, 2013 is due primarily to principal payments received on construction and development loans during the quarter as a result of various types of real estate sales including building lots, land, and single family houses.

Dividends

The declaration of dividends is subject to, among other things, the Company's financial condition and results of operations, the Bank's compliance with its regulatory capital requirements, tax considerations, industry standards, economic conditions, regulatory restrictions, general business practices and other factors. Under the Bank Supervisory Agreement, no dividends can be declared or paid by the Bank to the Company without prior regulatory approval. The payment of dividends by the Company is dependent upon the Company having adequate cash or other assets that can be converted to cash to pay dividends to its stockholders. In addition, under the terms of the Company’s Supervisory Agreement, the Company may not declare or pay any cash dividends, or purchase or redeem any capital stock, without prior notice to, and consent of its regulator. The Company suspended the dividend payments to common stockholders in the fourth quarter of 2008 due to the net operating losses experienced and the challenging economic environment. The Company has deferred the last eleven quarterly dividend payments, beginning with the February 15, 2011 dividend payment, on its Preferred Stock. Under the terms of the certificate of designations for the Preferred Stock, dividend payments may be deferred, but the dividend is cumulative and compounds quarterly during the deferral period. As of August 15, 2013, cumulative deferred dividend payments totaling $3.8 million have been accrued for payment in the future and are being reported for the deferral period as a preferred dividend requirement that has been deducted from income for financial statement purposes to arrive at the net income available to common shareholders. Commencing February 15, 2014, the rate at which Preferred Stock dividends accrue on the original Preferred Stock investment will increase from 5% to 9%. Further, while dividends on the Preferred Stock are in arrears, no dividend may be paid on the common stock of the Company.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2013, the net cash provided by operating activities was $17.2 million. The Company collected $11.0 million from the maturities of securities, $4.2 million from principal repayments on securities, $3.3 million from the redemption of FHLB stock, and $3.7 million in proceeds from the sale of real estate. The Company purchased securities of $20.1 million, and purchased premises and equipment of $0.3 million. Net loans receivable decreased $53.6 million due primarily to commercial loan prepayments and non-renewals. The Company had a net decrease in deposit and customer escrow balances of $28.6 million (primarily in brokered and internet deposits), received $12.0 million in proceeds from borrowings, and repaid $82.0 million in borrowings.

The Company has certificates of deposits with outstanding balances of $81.5 million that come due over the next 12 months, of which $7.6 million were obtained from brokers. Based upon past experience, management anticipates that the majority of the deposits will renew for another term, with the exception of the brokered deposits that are not anticipated to renew due to the Company’s desire to reduce the amount of outstanding brokered deposits. In addition, based on a regulatory directive, the Bank may not renew existing brokered deposits, or accept new brokered deposits without the prior consent of the OCC. The Company believes that deposits that do not renew will be repaid with proceeds from loan principal payments or replaced with a combination of other customer’s deposits, FHLB advances, or Federal Reserve Bank borrowings. Proceeds from the sale of securities could also be used to fund unanticipated outflows of deposits.

The Company had four deposit customers with aggregate deposits greater than $5.0 million as of September 30, 2013. The $47.0 million in funds held by these customers may be withdrawn at any time, however, management does not anticipate that these deposits will be withdrawn from the Bank over the next twelve months. If these deposits were to be withdrawn, we would expect them to be replaced with deposits from other customers or brokers, subject to regulatory approval. FHLB advances, Federal Reserve borrowings or proceeds from the sale of securities could also be used to replace unanticipated outflows of large checking and money market deposits.

At September 30, 2013, the Bank had the ability to draw additional borrowings from the FHLB of $109.3 million based upon the collateral pledged, subject to a requirement to purchase additional FHLB stock and the FHLB agreeing to lend. The Bank also has the ability to draw additional borrowings of $65.1 million from the Federal Reserve Bank, based upon the loans pledged with them. The credit policy of the FHLB or the FRB relating to the collateral value of the loans collateralizing the available lines of credit may change at any time such that the current collateral pledged to secure the available lines of credit is no longer acceptable or the formulas for determining the excess pledged collateral may change. If the credit policy of the FHLB or the FRB were to change it could limit the borrowing capacity of the Bank from these liquidity sources in the future.

The Company’s primary source of cash is dividends from the Bank and the Bank is restricted under the Bank Supervisory Agreement from paying dividends to the Company without obtaining prior regulatory approval. During the third quarter of 2013, the Bank requested and received approval from the OCC to pay, and paid a dividend of $1.0 million to the Company. At September 30, 2013, the Company had $1.2 million in cash and other assets that could readily be turned into cash. The primary use of cash by the Company is the payment of expenses and, when permitted, dividends on the Preferred Stock. The Company believes it has adequate cash to meet its anticipated expenses through the fourth quarter of 2014 but thereafter the Company will need additional cash resources to meet its cash needs. It is anticipated that in 2014 the Company will request the consent of applicable regulators in order for the Bank to declare and pay a dividend to the Company in an amount sufficient to meet its short term cash needs beyond 2014.  There’s no assurance regulators would consent to any such dividend in which case we would need to seek external sources of funding.

The Company has deferred the last eleven quarterly dividend payments, beginning with the February 15, 2011 dividend payment, on the Preferred Stock and has determined that it will defer the November 15, 2013 payment. The deferred dividend payments have been accrued for payment in the future and are being reported for the deferral period as a preferred dividend requirement that is deducted from income for financial statement purposes to arrive at the net income available to common shareholders. The amount of the compounding dividend on the Preferred Stock accumulates at the rate of $325,000 per quarter through February 14, 2014 and $585,000 per quarter thereafter, if the shares of Preferred Stock are not redeemed or otherwise reacquired. Under the terms of the certificate of designations for the Preferred Stock, dividend payments may be deferred, but the dividend is cumulative and compounds quarterly during the deferral period. In addition, if the Company fails to pay dividends for six quarters the holders of the Preferred Stock have the right to appoint two representatives to the Company’s board of directors. The Treasury did not exercise that right.

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

As required by the Company’s Supervisory Agreement, the Company submitted an updated two-year capital plan in January of 2013 that the FRB may make comments on, and to which it may require revisions. The Company must operate within the parameters of the final capital plan and is required to monitor and submit periodic reports on its compliance with the plan. In addition, the OCC has established an IMCR for the Bank. An IMCR requires a bank to establish and maintain levels of capital greater than those generally required for a bank to be classified as “well-capitalized.” Effective December 31, 2011, the Bank was required to establish, and subsequently maintain, core capital at least equal to 8.5% of adjusted total assets, which was in excess of the Bank’s 7.14% core capital to adjusted total assets ratio at December 31, 2011. In February 2012, the Bank received a notice from the OCC arising out of its failure to establish and maintain its IMCR of 8.5% core capital to adjusted total assets at December 31, 2011. In accordance with this notice, by April 30, 2012, the OCC required the Bank to submit a further written capital plan of how it intended to achieve and maintain its IMCR, and a contingency plan in the event the IMCR was not achieved through the Bank’s primary plan. Because of the improved financial results and the decrease in assets experienced since December 31, 2011, the Bank’s core capital ratio improved to 12.71% at September 30, 2013.

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

The Company also serves as a source of capital, liquidity and financial support to the Bank. In light of the operating performance of the Bank, the need for continued compliance with the Bank and Company Supervisory Agreements and the Bank IMCR and the Company’s other liquidity and capital needs, including expenses and accumulating and unpaid dividends on the Preferred Stock, the stated rate of which increases in February 2014 from 5% to 9% per annum, compounding quarterly, the Company, subject to prevailing capital market conditions, applicable regulatory approvals and other factors, may find it prudent or be required by supervising bank regulators to raise additional capital and to pursue alternatives to restructure, reacquire or recapitalize outstanding Preferred Stock, in each case through, in whole or in part, issuance of its common stock or other equity securities. In addition to the requirements of the Supervisory Agreements and the IMCR, regulators have placed increasing emphasis on the amount of common equity as a component of core bank capital, and recently approved revisions to the capital regulations (described below) incorporating specific levels of common equity capital. Regulations would also require regulatory capital to meet required levels on a consolidated basis. Further, additional capital would potentially permit the Company to return to a strategy of growing Bank assets. Depending on circumstances, if it were to raise capital, the Company may deploy it to the Bank for general banking purposes, or may retain some or all of the capital for use at the holding company level.

On April 23, 2013, the Company’s shareholders approved a five million share increase in the number of authorized common shares. If the Company issues additional shares of common stock or other equity securities, it could dilute the ownership interests of existing stockholders and, given our current common stock trading price, raising additional capital could dilute the per share book value of the Company’s common stock, could dilute the Company’s earnings per share and could result in a change of control of the Company and the Bank. Investors in newly issued securities may also have rights, preferences and privileges senior to the Company’s current stockholders, which may adversely impact the Company’s current stockholders. The Company’s ability to issue equity securities will depend on, among other factors, conditions in the capital markets at that time, which are outside of its control, and on the Company’s financial performance. Accordingly, the Company may not be able to issue capital on favorable economic terms, or other terms acceptable to it.

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

The capital requirements of the Company and the Bank will be affected in the future by regulatory changes approved in the final rules issued in July 2013 by the FRB and the OCC to establish an integrated regulatory capital framework for implementing the Basel III reforms of the Basel Committee on Banking Supervision for the Bank of International Settlements. The new requirements, which will be effective beginning on January 1, 2015, will, among other things, apply a strengthened set of capital requirements to both the Bank and the Company, including new requirements relating to common equity as a component of core capital and as a “capital conservation buffer” against risk, and a higher minimum core capital requirement, and will revise the rules for calculating risk-weighted assets for purposes of such requirements. The final rules make corresponding revisions to the prompt corrective action framework. Under the final rules, certain changes including the new capital ratio and buffer requirements will be phased in incrementally, with full implementation scheduled for January 1, 2019.

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

The following table discloses the projected changes in market value to the Company’s interest-earning assets and interest-bearing liabilities based upon incremental 100 basis point changes in interest rates from interest rates in effect on September 30, 2013.

Other than trading portfolio	Market Value
(Dollars in thousands)
Basis point change in interest rates	-100	0	+100	+200
Total market risk sensitive assets	$572,593	564,873	555,742	544,174
Total market risk sensitive liabilities	472,655	452,326	440,034	425,651
Off-balance sheet financial instruments	(128)	0	(4)	(0)
Net market risk	$100,066	112,547	115,712	118,523
Percentage change from current market value	(11.09)%	0.00%	2.81%	5.31%

The preceding table was prepared utilizing the following assumptions (Model Assumptions) regarding prepayment and decay ratios, which were determined by management based upon their review of historical prepayment speeds and future prepayment projections. Fixed rate loans were assumed to prepay at annual rates of between 5% to 63%, depending on the note rate and the period to maturity. Adjustable rate mortgages (ARMs) were assumed to prepay at annual rates of between 18% and 138%, depending on the note rate and the period to maturity. Mortgage-backed securities and collateralized mortgage obligations (CMOs) were projected to have prepayments based upon the underlying collateral securing the instrument and the related cash flow priority of the CMO tranche owned. Certificate accounts were assumed not to be withdrawn until maturity. Passbook accounts were assumed to decay at an annual rate of 13% and money market accounts were assumed to decay at an annual rate of 9%. Non-interest checking and NOW accounts were assumed to decay at an annual rate of 6%. Commercial NOW accounts and MMDA accounts were assumed to decay at an annual rate of 13% and 16%, respectively. Commercial non-interest checking accounts were assumed to decay at an annual rate of 13%. FHLB advances were projected to be called at the first call date where the projected interest rate on similar remaining term advances exceeded the interest rate on the callable advance or investment.

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

Asset/Liability Management

The Company’s management reviews the impact that changing interest rates will have on its net interest income projected for the next twelve months to determine if its current level of interest rate risk is acceptable. The following table projects the estimated annual impact on net interest income during the 12 month period ending September 30, 2014 of immediate interest rate changes called rate shocks.

(Dollars in thousands)
Rate Shock in Basis Points	Projected Change in Net Interest Income	Percentage Change
+200	$2,084	11.34%
+100	1,034	5.62
0	0	0.00
-100	(1,474)	(8.02)

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

Item 3: Quantitative and Qualitative Disclosures about Market Risk

Included in Part I, Item 2 under “Market Risk” and “Asset/Liability Management.”

Item 4: Controls and Procedures

Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal controls. There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

●

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

●	The Company may not declare, make or pay any cash dividends or repurchase or redeem any of the Company’s equity stock without providing advance notice to the FRB and receiving written non-objection.

●

The Company may not incur, issue, renew, rollover or pay interest or principal on any debt or commit to do so nor may it increase any current lines of credit or guarantee the debt of any entity without prior written notice to and written non-objection of the FRB.

●

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

The Bank also entered into a written Supervisory Agreement with the OTS, effective February 22, 2011. The Bank Supervisory Agreement replaced the prior memorandum of understanding that the Bank entered into with the OTS on December 9, 2009. The material requirements of the Bank Supervisory Agreement are as follows:

●

Submission of a business plan by May 31, 2011, addressing strategies for supporting the Bank’s risk profile, improving earnings and profitability and stress testing. The Bank’s Board is to review performance no less than quarterly and report to the OCC (as successor to the OTS’s role as regulator of the Bank) within 45 days after the end of each calendar quarter. The plan submitted by the Bank prior to May 31, 2011 focused on improvement in capital levels primarily through improved earnings, reduction in non-performing assets and reduction in total assets. The OCC accepted the submitted plan with the expectation that the Bank would be in adherence with the OCC’s Notification of Establishment of Higher Minimum Capital Ratios, dated August 8, 2011, requiring a minimum core capital ratio of 8.5% by December 31, 2011. As required, the Bank submitted updated two-year business plans in January 2012 and 2013.

●

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

●

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

●

Beginning with the quarter ended June 30, 2011, the Bank is to submit quarterly asset reports to the OCC within 50 days of quarter end. The reports submitted by the Bank focused on status of workout plans, classified assets, actions taken to reduce problem assets and recommended revisions to the problem asset plan.

●

Development by April 30, 2011 of a loan modification policy. The policy developed by the Bank focuses on enhanced supporting documentation and procedures relating to all loan restructurings, including those not determined to be Troubled Debt Restructurings.

●

Revision of the Bank’s written credit concentration program and submission of the program by May 6, 2011 to the OTS. The plan addresses identifying, monitoring and controlling risk associated with concentrations of credit. The Bank has implemented the revisions and is monitoring the resulting information.

●

Improvement of the documentation relating to the allowance for loan and lease losses to ensure that it addressed OTS concerns. The documentation improvements related primarily to the inclusion of established specific reserves into the commercial loan migration charge-off analysis.

●

The Bank may not declare or pay any dividends or make any other capital distributions without providing advance request to the OCC and receiving written approval. The Supervisory Agreement also limits the Bank’s growth in total assets in excess of specified amounts without prior regulatory approval. The Bank’s assets grew in excess of the allowable amount in the third quarter of 2011, the fourth quarter of 2012, and the third quarter of 2013; however, the Bank obtained prior approval from the OCC.

●

Limits are placed on contractual arrangements with third parties and contracts dealing with compensation or benefits with any directors or officers and the Bank is prevented from making any golden parachute payments to directors, officers and employees.

The Company and Bank timely submitted all plans and programs required by the Supervisory Agreements. The Company believes that it and the Bank were in compliance with all provisions of the Supervisory Agreements at September 30, 2013, and at all times prior to that time have been in compliance, except for their failure at December 31, 2011 to meet the earnings and capital forecasts contained in their respective capital and business plans, and the failure of the Bank at December 31, 2011 to meet its Individual Minimum Capital Requirement, as described below. The applicable regulator may comment on and require revision of any submitted plan, program or policy. Neither the Company nor the Bank have taken any actions, or sought approval for such actions, where prior regulatory approval is required by the Supervisory Agreements other than the restriction related to asset growth and changes to the business plan. In the third quarter of 2011, the fourth quarter of 2012, and the third quarter of 2013, the Bank requested and obtained a non-objection waiver from the OCC related to the unanticipated growth in assets during the quarters in an amount greater than the net interest credited on deposit liabilities during the prior quarter. The Bank also received no supervisory objection to the change in the previously submitted business plan as a result of the increase in assets. The increase in assets was due to unanticipated increases in commercial deposits during the third quarter of 2011, the fourth quarter of 2012, and the third quarter of 2013, as a result of increased cash being held by a few of the Bank’s commercial deposit customers.

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

The OCC has established an IMCR for the Bank. An IMCR requires a bank to establish and maintain levels of capital greater than those generally required for a bank to be classified as “well-capitalized.” Effective December 31, 2011, the Bank was required to establish, and subsequently maintain, core capital at least equal to 8.5% of adjusted total assets, which was in excess of the Bank’s 7.14% core capital to adjusted total assets ratio at December 31, 2011. In February 2012, the Bank received a notice from the OCC arising out of its failure to establish and maintain its IMCR of 8.5% core capital to adjusted total assets at December 31, 2011.  By April 30, 2012, the Bank submitted to the OCC a further written capital plan of how it would achieve and maintain its IMCR, and a contingency plan in the event the IMCR was not achieved through the Bank’s primary plan. As a result of a decrease in assets and improved financial results since December 31, 2011, the Bank’s core capital to adjusted total assets ratio improved to 12.71% at September 30, 2013.

Under applicable banking regulations, the failure to satisfy the terms of the Supervisory Agreements and the IMCR, and failure to otherwise comply with applicable requirements as they arise, could subject the Company, the Bank and its directors and officers to such restrictions, legal actions or sanctions as the OCC or FRB consider appropriate. Possible sanctions include, among others, (i) the imposition of one or more cease and desist orders requiring corrective action, which are enforceable directives that may address any aspect of the Company or Bank management, operations or capital, including requirements to change management, raise equity capital, dispose of assets or effect a change of control; (ii) civil money penalties; and (iii) downgrades in the capital adequacy status of the Company and the Bank.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

The Company deferred its February 15, 2011, May 15, 2011, August 15, 2011, November 15, 2011, February 15, 2012, May 15, 2012, August 15, 2012, November 15, 2012, February 15, 2013, May 15, 2013, and August 15, 2013 regular quarterly cash dividend payments on its Preferred Stock. The Company has also determined that it will defer its November 15, 2013 dividend payment and, following that deferral, the Company will have an aggregate arrearage of $4.2 million with respect to the Preferred Stock. For additional information on these dividend deferrals, please see Part I, Item 2, “Management’s Discussion and Analysis Financial Condition and Results of Operations – Liquidity and Capital Resources” of this report on Form 10-Q.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by reference to the index to exhibits included with this report immediately following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HMN FINANCIAL, INC.
Registrant

Date: November 6, 2013	By:	/s/ Bradley Krehbiel
Bradley Krehbiel,
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 6, 2013	By:	/s/ Jon Eberle
Jon Eberle,
Chief Financial Officer and Senior Vice President
(Principal Financial Officer)

HMN FINANCIAL, INC.

INDEX TO EXHIBITS

FOR FORM 10-Q

			Sequential
		Reference	Page Numbering
Regulation		to Prior	Where Attached
S-K		Filing or	Exhibits Are
Exhibit		Exhibit	Located in This
Number	Document Attached Hereto	Number	Form 10-Q Report

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	31.1	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	31.2	Filed Electronically

32	Section 1350 Certifications of CEO and CFO	32	Filed Electronically

101

Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended September 30, 2013, filed with the SEC on November 6, 2013, formatted in eXtensible Business Reporting Language (XBRL); (i) the Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (ii) the Consolidated Statements of Comprehensive Income (Loss) for the Three Month and Nine Month Periods Ended September 30, 2013 and 2012, (iii) the Consolidated Statement of Stockholders’ Equity for the Nine Month Period Ended September 30, 2013, (iv) the Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012, and (v) Notes to Consolidated Financial Statements.

		101	Filed Electronically