Form 10-K
period 2013-12-31
HMN FINANCIAL INC
filed 2014-03-11
CIK 921183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to ______.

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

YES [    ] NO [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

YES [    ] NO [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

YES [ X ] NO [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES [ X ] NO[    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ X ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [    ] NO [ X ]

As of June 30, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $22.8 million based on the closing stock price of $7.11 on such date as reported on the NASDAQ Global Market.

As of February 14, 2014, the number of outstanding shares of common stock of the registrant was 4,448,205.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s annual report to stockholders for the year ended December 31, 2013 (Annual Report), are incorporated by reference in Parts I, II and IV of this Form 10-K. Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the registrant’s fiscal year ended December 31, 2013 are incorporated by reference in Part III of this Form 10-K.

Forward-Looking Statements

The information presented or incorporated by reference in this Form 10-K under the headings “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These statements are often identified by such forward-looking terminology as “expect,” “intend,” “look,” “believe,” “anticipate,” “estimate,” “project,” “seek,” “may,” “will,” “would,” “could,” “should,” “trend,” “target,” and “goal” or similar statements or variations of such terms and include, but are not limited to, those relating to increasing our core deposit relationships, reducing non-performing assets, reducing expense and generating improved financial results; the adequacy and amount of available liquidity and capital resources to the Bank; the Company’s liquidity and capital requirements; our expectations for core capital and our strategies and potential strategies for improvement thereof; changes in the size of the Bank’s loan portfolio; the amount and mix of the Bank’s non-performing assets and the appropriateness of the allowance therefor; future losses on non-performing assets; the amount of interest-earning assets; the amount and mix of brokered and other deposits; the availability of alternate funding sources; the payment of dividends; the future outlook for the Company; the amount of deposits that will be withdrawn from checking and money market accounts and how the withdrawn deposits will be replaced; the projected changes in net interest income based on rate shocks; the range that interest rates may fluctuate over the next twelve months; the net market risk of interest rate shocks; the future outlook for the issuer trust preferred securities held by the Bank; the ability to request and pay dividends to HMN and the redemption of any outstanding preferred stock; the ability to remain well capitalized under revised capital rules; and compliance by the Company and the Bank with regulatory standards generally (including the Bank’s status as “well-capitalized”), and the Company’s supervisory agreement, or other supervisory directives or requirements to which the Company or the Bank are or may become expressly subject, specifically, and possible responses of the Office of the Comptroller of the Currency (OCC) and Federal Reserve Bank (FRB) and the Bank and the Company to any failure to comply with any such regulatory standard, agreement or requirement.

A number of factors could cause actual results to differ materially from the Company’s assumptions and expectations. These include but are not limited to the adequacy and marketability of real estate and other collateral securing loans to borrowers; federal and state regulation and enforcement, including restrictions set forth in the supervisory agreement between the Company and the FRB; possible legislative and regulatory changes, including changes to regulatory capital rules, the ability of the Company to establish and adhere to plans and policies that are satisfactory to the FRB, in accordance with the terms of the Company supervisory agreement and to otherwise manage the operations of the Company to ensure compliance with other requirements set forth in the supervisory agreement; the ability of the Company and the Bank to obtain required consents from the OCC and FRB, as applicable, under the supervisory agreement or other directives; the ability of the Bank to comply with other applicable regulatory capital requirements; enforcement activity of the OCC and FRB in the event of our non-compliance with any applicable regulatory standard, agreement or requirement; adverse economic, business and competitive developments such as shrinking interest margins, reduced collateral values, deposit outflows, changes in credit or other risks posed by the Company’s loan and investment portfolios, changes in costs associated with alternate funding sources, including changes in collateral advance rates and policies of the Federal Home Loan Bank, technological, computer-related or operational difficulties, results of litigation, and reduced demand for financial services and loan products; changes in accounting policies and guidelines, or monetary and fiscal policies of the federal government or tax laws; international economic developments; the Company’s access to and adverse changes in securities markets; the market for credit related assets; or other significant uncertainties. Additional factors that may cause actual results to differ from the Company’s assumptions and expectations include those set forth in the Company’s most recent filings on Forms 10-K and 10-Q with the Securities and Exchange Commission. All forward-looking statements are qualified by, and should be considered in conjunction with, such cautionary statements. For additional discussion of the risks and uncertainties applicable to the Company, see the “Risk Factors” sections of this Form 10-K.

All statements in this Form 10-K, including forward-looking statements, speak only as of the date hereof, and we undertake no duty to update any of the forward-looking statements after the date of this Form 10-K.

PART I

ITEM 1. BUSINESS

General

HMN Financial, Inc. (HMN or the Company) is a stock savings bank holding company that owns 100% of Home Federal Savings Bank (the Bank). The Bank has a community banking philosophy and operates retail banking and loan production facilities in Minnesota and Iowa. The Bank has two wholly owned subsidiaries, Osterud Insurance Agency, Inc. (OIA), which offers financial planning products and services and HFSB Property Holdings, LLC (HPH), which acts as an intermediary for the Bank in holding and operating certain foreclosed properties. The Company was incorporated in Delaware in 1994.

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

Market Area

The Company serves the southern Minnesota counties of Fillmore, Freeborn, Houston, Mower, Olmsted and Winona and portions of Steele, Dodge, Goodhue and Wabasha through its corporate office located in Rochester, Minnesota and its seven branch offices located in Albert Lea, Austin, La Crescent, Rochester, Spring Valley and Winona, Minnesota. The portion of the Company’s southern Minnesota market area consisting of Rochester and the contiguous communities is composed of primarily urban and suburban communities, while the balance of the Company's southern Minnesota market area consists primarily of rural areas and small towns. Primary industries in the Company's southern Minnesota market area include manufacturing, agriculture, health care, wholesale and retail trade, service industries and education. Major employers include the Mayo Clinic, Hormel Foods (a food processing company), and IBM. The Company's market area is also the home of Winona State University, Rochester Community and Technical College, University of Minnesota - Rochester, Winona State University - Rochester Center and Austin’s Riverland Community College.

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

The Company serves the Iowa county of Marshall through its branch office located in Marshalltown, Iowa. Major employers in the area are Swift & Company (pork processors), Fisher Controls International (valve and regulator manufacturing), Lennox Industries (furnace and air conditioner manufacturing), Iowa Veterans Home (hospital care), Marshall Community School District (education), and Marshall Medical & Surgical Center (hospital care).

Based upon information obtained from the U.S. Census Bureau for 2012 (the last year for which information is available), the population of the six primary counties in the Company’s southern Minnesota market area was estimated as follows: Fillmore – 20,834; Freeborn – 31,054; Houston – 18,837; Mower – 39,372; Olmsted – 147,066; and Winona – 51,629. For these same six counties, the median household income from the U.S. Census Bureau for 2008-2012 ranged from $43,962 to $66,667. The population of Dakota County was 405,088 and the median household income was $73,288. With respect to Iowa, the population of Marshall County was 40,857 and the median household income was $49,259.

The Company also serves a diverse high net worth customer base of individuals and businesses in Olmsted County from its two private banking offices located in Rochester, Minnesota.

Lending Activities

General. Historically, the Company has originated 15 and 30 year fixed rate mortgage loans secured by one-to-four family residences for its loan portfolio. Over the past 10 years, the Company has focused on managing interest rate risk and increasing interest income by increasing its investment in shorter term and generally higher yielding commercial real estate, commercial business and construction loans, while reducing its investment in longer term one-to-four family real estate loans. The Company continues to originate 15 and 30 year fixed rate mortgage loans and some shorter term fixed rate loans. The shorter term fixed and adjustable rate loans are placed into portfolio, while the majority of the 15 and 30 year fixed rate mortgage loans are sold in the secondary mortgage market. Mortgage interest rates were at relatively low levels in 2013 and very few 15 and 30 year loans were placed into portfolio as most were sold into the secondary market in order to manage the Company’s interest rate risk position. The Company also offers an array of consumer loan products that include both open and closed end home equity loans. Home equity lines of credit have adjustable interest rates based upon the prime rate, as published in the Wall Street Journal, plus a margin. Refer to Notes 4 and 5 of the Notes to Consolidated Financial Statements in the Annual Report for more information on the loan portfolio (incorporated by reference in Item 8 of Part II of this Form 10-K).

The following table shows the composition of the Company's loan portfolio by fixed and adjustable rate loans as of December 31:

	2013		2012		2011		2010		2009

(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Fixed rate Loans
Real estate:
One-to-four family	$47,377	11.96%	$57,463	12.08%	$69,426	11.96%	$69,424	9.80%	$77,694	9.42%
Multi-family	7,687	1.94	9,608	2.02	26,132	4.50	23,079	3.26	11,455	1.39
Commercial	109,387	27.62	115,519	24.28	94,535	16.29	110,267	15.56	103,036	12.49
Construction or development	2,645	0.67	8,430	1.77	5,145	0.89	5,743	0.81	11,148	1.35
Total real estate loans	167,096	42.19	191,020	40.15	195,238	33.64	208,513	29.43	203,333	24.65
Consumer loans:
Savings	177	0.04	220	0.05	576	0.10	534	0.07	324	0.04
Automobile	971	0.25	623	0.13	404	0.07	604	0.09	902	0.11
Home equity	11,629	2.94	11,390	2.39	13,426	2.31	18,126	2.56	21,396	2.59
Mobile home	360	0.09	449	0.09	657	0.11	764	0.11	977	0.12
Land/Lot loans	1,745	0.44	2,120	0.45	2,391	0.41	2,139	0.30	2,554	0.31
Other	1,892	0.48	2,038	0.43	2,532	0.44	2,791	0.39	4,777	0.58
Total consumer loans	16,774	4.24	16,840	3.54	19,986	3.44	24,958	3.52	30,930	3.75
Commercial business loans	40,122	10.13	32,769	6.89	54,604	9.41	68,962	9.73	76,936	9.33
Total non-real estate loans	56,896	14.37	49,609	10.43	74,590	12.85	93,920	13.25	107,866	13.08
Total fixed rate loans	223,992	56.56	240,629	50.58	269,828	46.49	302,433	42.68	311,199	37.73

Adjustable rate Loans
Real estate:
One-to-four family	29,090	7.34	39,574	8.32	49,640	8.55	59,111	8.34	66,937	8.12
Multi-family	426	0.11	2,148	0.45	9,385	1.62	25,187	3.56	47,811	5.80
Commercial	69,099	17.45	105,202	22.11	148,940	25.66	182,607	25.77	209,678	25.42
Construction or development	5,206	1.31	4,000	0.84	5,777	1.00	9,508	1.34	29,264	3.55
Total real estate loans	103,821	26.21	150,924	31.72	213,742	36.83	276,413	39.01	353,690	42.89
Consumer:
Home equity	36,178	9.13	36,521	7.68	41,429	7.14	44,647	6.30	50,061	6.07
Land/Lot loans	82	0.02	126	0.02	332	0.06	371	0.05	636	0.08
Other	389	0.10	488	0.10	414	0.07	627	0.09	588	0.07
Total consumer loans	36,649	9.25	37,135	7.80	42,175	7.27	45,645	6.44	51,285	6.22
Commercial business loans	31,587	7.98	47,085	9.90	54,655	9.41	84,077	11.87	108,589	13.16
Total non-real estate loans	68,236	17.23	84,220	17.70	96,830	16.68	129,722	18.31	159,874	19.38
Total adjustable rate loans	172,057	43.44	235,144	49.42	310,572	53.51	406,135	57.32	513,564	62.27
Total loans	396,049	100.00%	475,773	100.00%	580,400	100.00%	708,568	100.00%	824,763	100.00%
Less
Unamortized discounts	33		33		93		413		177
Net deferred loan fees	0		87		511		1,086		1,518
Allowance for losses on loans	11,401		21,608		23,888		42,828		23,812
Total loans receivable, net	$384,615		$454,045		$555,908		$664,241		$799,256

The following table illustrates the interest rate maturities of the Company's loan portfolio at December 31, 2013. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. Scheduled repayments of principal are reflected in the year in which they are scheduled to be paid. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate
(Dollars in thousands)	One-to-four family		Multi-family and Commercial		Construction or Development		Consumer		Commercial Business		Total

Due During Years Ending December 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate

2014	$8,088	4.98%	$15,506	5.51%	$4,731	3.98%	$2,733	7.86%	$40,588	4.69%	$71,646	4.97%
2015	3,220	5.43	20,277	2.72	145	6.00	2,162	6.64	3,841	5.56	29,645	3.68
2016	1,481	4.93	34,340	4.89	0	0.00	1,853	6.81	12,291	4.16	49,965	4.78
2017 through 2018	6,067	4.95	52,609	4.29	551	5.49	6,889	5.96	7,466	4.71	73,582	4.55
2019 through 2023	17,258	3.69	34,165	5.00	1,504	0.00	6,210	6.35	6,805	5.49	65,942	4.72
2024 through 2038	34,988	3.95	29,702	4.88	0	0.00	33,576	4.91	718	5.10	98,984	4.56
2039 and thereafter	5,365	4.69	0	0.00	920	3.99	0	0.00	0	0.00	6,285	4.59
	$76,467		$186,599		$7,851		$53,423		$71,709		$396,049

(1)	Includes demand loans, loans having no stated maturity and overdraft loans.

The total amount of loans due after December 31, 2014 that have predetermined interest rates is $173.7 million, while the total amount of loans due after such date that have floating or adjustable interest rates is $150.7 million. At December 31, 2013, construction or development loans were $7.3 million for one-to-four family dwellings, $0 for multi-family and $0.6 million for nonresidential.

The aggregate amount of loans and extensions of credit that the Bank is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus. In addition to the 15% limit, the Bank is permitted to lend an additional amount equal to 10% of unimpaired capital and surplus if the additional amount is fully secured by “readily marketable collateral” having a current market value of at least 100% of the loan or extension of credit. Similarly, the Bank is permitted to lend additional amounts equal to the lesser of 30% of unimpaired capital and surplus, or $30 million, for certain residential development loans. Applicable law establishes a number of rules for combining loans to separate borrowers. Loans or extensions of credit to one person may be attributed to other persons if: (i) the proceeds of a loan or extension of credit are used for the direct benefit of the other person; or (ii) a common enterprise is deemed to exist between persons. At December 31, 2013, based upon the 15% limitation, the Bank's regulatory limit for loans to one borrower was approximately $13.4 million and no loans to any one borrower exceeded this amount. At December 31, 2013, the Bank’s largest aggregate amount of loans to one borrower totaled $11.3 million. All of the loans for the largest borrower were performing in accordance with their terms and the borrower had no affiliation with the Bank other than its relationship as a borrower.

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

One-to-four family loans that are equal to or less than the conforming/saleable loan dollar limits as established by the Federal Home Loan Mortgage Corporation (FHLMC) or Federal National Mortgage Association (FNMA) may be approved by a designated underwriter. This limit was $417,000 for both 2013 and 2012. Loans less than $750,000 may be approved by one of the Bank’s designated underwriters, the Bank’s Chief Credit Officer, or a majority of the Bank’s Executive Loan Committee. Loans up to $2.0 million may be approved by the Chief Credit Officer or a majority of the Executive Loan Committee and loans over $2.0 million and up to a maximum allowable loan of $4.5 million require approval of a majority of the Executive Loan Committee.

The Bank's individual commercial loan officers have the authority to approve loans that meet the guidelines established by the Bank’s commercial loan policy for loans up to $500,000 based on their individual delegated aggregate relationship authority. Individual delegated aggregate relationship authority varies by loan officer, with the highest individual authorities being $500,000. The aggregate relationship amount is determined by the total customer credit commitments outstanding plus the new loan request amount. The Business Banking Department Manager can approve loans up to a $500,000 aggregate relationship. The Chief Commercial Credit Officer and Limited Committee (consisting of the lender and the Business Banking Department Manager) or the Chief Credit Officer and Limited Committee have approval authorities up to $1.0 million aggregate and $2.0 million aggregate, respectively. New relationship loan requests greater than $2.0 million up to our internal loan limit to one borrower of $4.5 million, or existing loan relationship requests greater than $2.0 million to $7.5 million, are approved by the Senior Loan Committee. Any loan requests greater than these limits must be approved by the Bank’s Executive Loan Committee.

The Bank generally requires title insurance on its mortgage loans, as well as fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property. The Bank also requires flood insurance to protect the property securing its interest when the property is located in a flood plain.

One-to-Four Family Residential Real Estate Lending. At December 31, 2013, the Company's one-to-four family real estate loans, consisting of both fixed rate and adjustable rate loans, totaled $76.5 million, a decrease of $20.5 million, from $97.0 million at December 31, 2012. The decrease in the one-to-four family loans in 2013 is the result of selling more of the loans that were originated into the secondary market, instead of placing them into the portfolio, in order to reduce the Company’s interest rate risk position. The Company’s short term strategy is to continue to sell the majority of the loans originated into the secondary market at least until market interest rates increase from their current levels.

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

The Company also offers one-year adjustable rate mortgages (ARMs) at a margin (generally 350 to 450 basis points) over the yield on the Average Monthly One Year U.S. Treasury Constant Maturity Index for terms of up to 30 years. The ARM loans offered by the Company allow the borrower to select (subject to pricing) an initial period of one year, three years, or five years between the loan origination and the date the first interest rate change occurs. The ARMs generally have a 200 basis point annual interest rate change cap and a lifetime cap of 600 basis points over or under the initial rate. The Company’s originated ARMs do not permit negative amortization of principal, generally do not contain prepayment penalties and are not convertible into fixed rate loans. Because of the low interest rate environment that has existed over the last couple of years, a limited number of ARM loans have been originated as consumers have opted for the longer term fixed rate loans.

In underwriting one-to-four family residential real estate loans, the Company evaluates the borrower's credit history, ability to make principal, interest and escrow payments, the value of the property that will secure the loan, and debt to income ratios. Properties securing one-to-four family residential real estate loans made by the Company are appraised by independent appraisers. The Company originates residential mortgage loans with loan-to-value ratios up to 97% for owner-occupied homes and up to 85% for non-owner occupied homes; however, private mortgage insurance is generally required to reduce the Company's exposure to 80% of value or less on most loans. The Company generally seeks to underwrite its loans in accordance with secondary market or FHA standards.

The Company's residential mortgage loans customarily include due-on-sale clauses giving it the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the property subject to the mortgage.

Fixed rate loans in the Company's portfolio represent conventional fixed rate loans. At December 31, 2013, $1.6 million of the one-to-four family residential loan portfolio was non-performing compared to $2.5 million at December 31, 2012.

Commercial Real Estate and Multi-Family Lending. The Company originates permanent commercial real estate and multi-family loans secured by properties located primarily in its market area. It also purchases a limited amount of participations in commercial real estate and multi-family loans originated by third parties. The commercial real estate and multi-family loan portfolio includes loans secured by motels, hotels, apartment buildings, churches, ethanol plants, manufacturing plants, office buildings, business facilities, shopping malls, nursing homes, golf courses, restaurants, warehouses and other non-residential building properties primarily located in the upper Midwestern portion of the United States. At December 31, 2013, the Company’s commercial and multi-family real estate loans totaled $186.6 million, a decrease of $45.9 million, from $232.5 million at December 31, 2012.

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

Appraisals on commercial real estate and multi-family real estate properties are performed by independent appraisers prior to the time the loan is made. For transactions less than $250,000, the Company may use an internal valuation. All appraisals on commercial and multi-family real estate are reviewed and approved by a credit manager or a qualified third party. The Bank's underwriting procedures require verification of the borrower's credit history, income and financial statements, banking relationships and income projections for the property. The commercial loan policy generally requires personal guarantees from the proposed borrowers. An initial on-site inspection is generally required for all collateral properties for loans with balances in excess of $250,000. Independent annual reviews are performed for aggregate commercial lending relationships that exceed $500,000. The reviews cover financial performance, documentation completeness and accuracy of loan risk ratings.

Multi-family and commercial real estate loans generally present a higher level of risk than loans secured by one-to-four family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family and commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired. At December 31, 2013, $13.0 million of loans in the commercial real estate portfolio were non-performing, compared to $22.2 million at December 31, 2012. The largest non-performing loans in this category as of December 31, 2013 were a $5.7 million loan relationship secured by a commercial development in the Bank’s primary market area and a $3.6 million loan relationship secured by a mixed commercial and residential development in northwestern Minnesota.

Construction Lending. The Company makes construction loans to individuals for the construction of their residences and to builders for the construction of one-to-four family residences. It also makes a very limited number of loans to builders for houses built on speculation. Construction loans also include commercial real estate loans.

Almost all loans to individuals for the construction of their residences are structured as permanent loans. These loans are made on the same terms as residential loans, except that during the construction phase, which typically lasts up to twelve months, the borrower pays interest only. Generally, the borrower also pays a construction fee at the time of origination plus other costs associated with processing the loan. Residential construction loans are underwritten pursuant to the same guidelines used for originating residential loans on existing properties.

Construction loans to builders or developers of one-to-four family residences generally carry terms of one year or less.

Construction loans to owner occupants are generally made in amounts up to 95% of the lesser of cost or appraised value, but no more than 90% of the loan proceeds can be disbursed until the building is completed. The Company generally limits the loan-to-value ratios on loans to builders to 80%. Prior to making a commitment to fund a construction loan, the Company requires a valuation of the property, financial data, and verification of the borrower's income. The Company obtains personal guarantees for substantially all of its construction loans to builders. Personal financial statements of guarantors are also obtained as part of the loan underwriting process. Construction loans are generally located in the Company's market area.

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

At December 31, 2013, construction loans totaled $7.9 million, of which one-to-four family residential totaled $7.3 million and commercial real estate totaled $0.6 million. The nature of construction loans makes them more difficult to evaluate and monitor. The risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value upon completion of the project, experience of the builder, and the estimated cost (including interest) of the project. If the estimate of value proves to be inaccurate, the Company may be confronted, at or prior to the maturity of the loan, with a project having a value that is insufficient to assure full repayment and/or the possibility of having to make substantial investments to complete and sell the project. Because defaults in repayment may not occur during the construction period, it may be difficult to identify problem loans at an early stage. In these cases, the Company may be required to modify the terms of the loan. At December 31, 2013, $1.6 million of construction loans in the commercial real estate portfolio were non-performing compared to $3.3 million at December 31, 2012.

Consumer Lending. The Company originates a variety of consumer loans, including home equity loans (open-end and closed-end), automobile, mobile home, lot loans, loans secured by deposit accounts and other loans for household and personal purposes. At December 31, 2013, the Company’s consumer loans totaled $53.4 million, a decrease of $0.6 million, from $54.0 million at December 31, 2012.

Consumer loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower. The Company's consumer loans are made at fixed or adjustable interest rates, with terms up to 20 years for secured loans and up to five years for unsecured loans.

The Company's home equity loans are written so that the total commitment amount, when combined with the balance of any other outstanding mortgage liens, may not exceed 90% of the appraised value of the property or an internally established market value. Internal market values are established using current market data, including tax assessment values and recent sales data, and are typically lower than third party appraised values. The closed-end home equity loans are written with fixed or adjustable rates with terms up to 15 years. The open-end home equity lines are written with an adjustable rate with a 2- or 10-year draw period that requires "interest only" payments followed by a 10-year repayment period that fully amortizes the outstanding balance. The consumer may access the open-end home equity line either by making a withdrawal at the Bank, transferring through online banking, or writing a check on the home equity line of credit account. Open and closed-end equity loans, which are generally secured by second mortgages on the borrower’s principal residence, represented 89.5% of the Company’s consumer loan portfolio at December 31, 2013.

The underwriting standards employed by the Company for consumer loans include a determination of the applicant's payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount. Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or are secured by rapidly depreciable assets, such as automobiles or mobile homes. In these cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. At December 31, 2013, $0.7 million of the consumer loan portfolio was non-performing compared to $0.3 million at December 31, 2012.

Commercial Business Lending. The Company maintains a portfolio of commercial business loans to borrowers associated with the real estate industry as well as to retail, manufacturing operations and professional firms. The Company's commercial business loans generally have terms ranging from six months to five years and may have either fixed or variable interest rates. The Company's commercial business loans generally include personal guarantees and are usually, but not always, secured by business assets such as inventory, equipment, leasehold interests in equipment, fixtures, real estate and accounts receivable. The underwriting process for commercial business loans includes consideration of the borrower's financial statements, tax returns, projections of future business operations and inspection of the subject collateral, if any. The Company also purchases participation interests in commercial business loans originated outside of the Company’s market area from third party originators. These loans generally have underlying collateral of inventory or equipment and repayment periods of less than ten years. At December 31, 2013, the Company’s commercial business loans totaled $71.7 million, a decrease of $8.2 million, from $79.9 million at December 31, 2012.

Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her income, and which are secured by real property with more easily ascertainable value, commercial business loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Furthermore, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. At December 31, 2013, $0.6 million of loans in the commercial business loan portfolio were non-performing compared to $1.6 million at December 31, 2012.

Originations, Purchases and Sales of Loans and Mortgage-Backed and Related Securities

Real estate loans are generally originated by the Company's salaried loan officers. Mortgage and consumer loan officers may also receive a commission in addition to their base salary for meeting production and other branch goals. Loan applications are taken in all branch and loan production offices.

The Company originates both fixed and adjustable rate loans, however, its ability to originate loans is dependent upon the relative customer demand for loans in its markets. Demand for adjustable rate loans is affected by the interest rate environment and the number of adjustable rate loans remained low in 2013 due to the low long term fixed mortgage rates that existed during the year. The Company originated for its portfolio $2.8 million of one-to-four family adjustable rate loans during 2013, a decrease of $0.2 million, from $3.0 million in 2012. The Company also originated for its portfolio $8.3 million of fixed rate one-to-four family loans during 2013, a decrease of $2.8 million, from $11.1 million for 2012. The decrease in the fixed rate one-to-four family loans that were placed into the loan portfolio in 2013 when compared to 2012 is the result of low interest rate environment that existed during 2013 which resulted in fewer loans being placed into the Bank’s portfolio in order to reduce the interest rate risk associated with holding these loans.

During the past several years, the Company has focused its portfolio loan origination efforts on commercial real estate, commercial business and consumer loans because these loans have terms to maturity and adjustable interest rate characteristics that are generally more beneficial to the Company in managing interest rate risk than single family fixed rate conventional loans. The Company originated $90.2 million of multi-family and commercial real estate, commercial business and consumer loans (which excludes commercial real estate loans in construction or development) during 2013, a decrease of $16.7 million, from originations of $106.9 million for 2012. The decrease in originations and participations sold primarily reflects the $49.8 million in ethanol related loans that were refinanced in 2012 with $45.1 million of the originated amount being sold to participants.

In order to supplement loan demand in the Company's market area and geographically diversify its loan portfolio, the Company, from time to time, purchases participations in real estate loans from selected sellers, with yields based upon then-current market rates. The Company reviews and underwrites all loans purchased to ensure that they meet the Company's underwriting standards and the seller generally continues to service the loans. The Company has generally not experienced higher losses or credit quality issues historically with purchased participations than other loans originated by the Company. The Company purchased $3.1 million of loans during 2013, a decrease of $1.8 million, from $4.9 million during 2012. The commercial real estate and commercial business loans that were purchased have terms and interest rates that are similar in nature to the Company's originated commercial and business portfolio. Refer to Notes 4 and 5 of the Notes to Consolidated Financial Statements in the Annual Report for more information on purchased loans (incorporated by reference in Item 8 of Part II of this Form 10-K).

The Company has some mortgage-backed and related securities that are held, based on investment intent, in the "available for sale" portfolio. The Company did not purchase any mortgage-backed securities in 2013 or 2012. No mortgage-backed securities were purchased in 2013 as debt instruments issued by federal agencies, such as Fannie Mae and Freddie Mac, continued to be more appealing to purchase due to their shorter duration given the low interest rate environment that existed in 2013. The Company did not sell any mortgage backed securities in 2013 or 2012. See – “Investment Activities.”

The following table shows the loan and mortgage-backed and related securities origination, purchase, acquisition, sale and repayment activities of the Company for the periods indicated.

LOANS HELD FOR INVESTMENT
	Year Ended December 31,
(Dollars in thousands)	2013	2012	2011
Originations by type:
Adjustable rate:
Real estate -
- one-to-four family	$2,808	2,996	3,892
- commercial	831	9,763	29,998
- construction or development	10,971	7,658	4,759
Non-real estate -
- consumer	15,348	15,686	12,596
- commercial business	18,319	58,753	31,568
Total adjustable rate	48,277	94,856	82,813

Fixed rate:
Real estate -
- one-to-four family	8,345	11,059	20,194
- multi-family	850	245	450
- commercial	24,555	7,475	5,817
- construction or development	6,368	7,752	5,227
Non-real estate -
- consumer	8,731	5,552	7,097
- commercial business	21,541	9,443	8,367
Total fixed rate	70,390	41,526	47,152
Total loans originated	118,667	136,382	129,965

Purchases:
Real estate -
- commercial	1,550	1,375	319
- construction or development	150	185	2,573
Non-real estate -
- commercial business	1,437	3,340	1,300
Total loans purchased	3,137	4,900	4,192

Sales, participations and repayments:
Real estate -
- one-to-four family	0	0	0
- commercial	2,887	5,801	29,350
- construction or development	0	161	700
Non-real estate -
- consumer	910	471	231
- commercial business	17,937	52,536	22,896
Total sales	21,734	58,969	53,177
Transfers to loans held for sale	12,180	8,196	2,681
Principal repayments	161,005	167,510	158,433
Total reductions	194,919	234,675	214,291
Decrease in other items, net	(6,609)	(11,234)	(48,034)
Net decrease	$(79,724)	(104,627)	(128,168)

LOANS HELD FOR SALE
	Year Ended December 31,
(Dollars in thousands)	2013	2012	2011
Originations by type:
Adjustable rate:
Real estate -
- one-to-four family	$0	0	705
Total adjustable rate	0	0	705

Fixed rate:
Real estate -
- one-to-four family	69,347	118,661	56,120
Total fixed rate	69,347	118,661	56,120
Total loans originated	69,347	118,661	56,825

Sales and repayments:
Real estate -
- one-to-four family	71,261	127,982	58,582
Total sales	71,261	127,982	58,582
Transfers from loans held for investment	(832)	(8,196)	(2,681)
Changes in deferred fees and market value	0	0	(56)
Total reductions	70,429	119,786	55,845
Net increase (decrease)	$(1,082)	(1,125)	980

MORTGAGE-BACKED AND RELATED SECURITIES
	Year Ended December 31,
(Dollars in thousands)	2013	2012	2011
Purchases:
Mortgage-backed securities:	$0	0	0
Total purchases	0	0	0

Sales:
Mortgage-backed securities:	0	0	0
Total sales	0	0	0

Principal repayments	(5,208)	(10,224)	(12,861)
Net decrease	$(5,208)	(10,224)	(12,861)

Classified Assets and Delinquencies

Classification of Assets. Federal regulations require that each savings institution evaluate and classify its assets on a regular basis. In addition, in connection with examinations of savings institutions, the Office of the Comptroller of the Currency (OCC) and the Federal Deposit Insurance Corporation (FDIC) examiners may identify problem assets and, if appropriate, require them to be classified with an adverse rating. There are three adverse classifications: substandard, doubtful, and loss. Assets classified as substandard have one or more defined weaknesses and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have the weaknesses of those classified as substandard, with additional characteristics that make collection in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset on the balance sheet of the institution is not warranted. Assets classified as substandard or doubtful require the institution to establish prudent specific allowances for loan losses. If an asset, or portion thereof, is classified as a loss, the institution charges off such amount. If an institution does not agree with an OCC or FDIC examiner's classification of an asset, it may appeal the determination to the OCC District Director or the appropriate FDIC personnel, depending on the regulator. On the basis of management's review of its assets, at December 31, 2013, the Bank classified a total of $54.3 million of its loans and other assets as follows:

(Dollars in thousands)	One-to-Four Family	Real Estate Construction or Development	Commercial and Multi-family	Consumer	Commercial Business	Other Assets	Total
Substandard	$6,987	2,003	30,318	524	6,834	6,898	53,564
Doubtful	322	0	0	152	0	0	474
Loss	0	0	0	240	0	0	240
Total	$7,309	2,003	30,318	916	6,834	6,898	54,278

The Bank's classified assets consist of non-performing loans and loans and other assets of concern discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations (incorporated by reference in Item 7 of Part II of this Form 10-K). See Note 5 of the Notes to Consolidated Financial Statements in the Annual Report for more information on classified assets. At December 31, 2013, these asset classifications were materially consistent with those of the OCC and FDIC.

Delinquency Procedures. Generally, the following procedures apply to delinquent one-to-four family real estate loans. When a borrower fails to make a required payment on a loan, the Company attempts to cure the delinquency by contacting the borrower. A late notice is sent on all loans over 16 days delinquent. Additional written and verbal contacts are made with the borrower between 30 and 60 days after the due date. If the loan is contractually delinquent 90 days, the Company sends a 30-day demand letter to the borrower and after the loan is contractually delinquent 120 days, institutes appropriate action to foreclose on the property. If foreclosed, the property is sold at a sheriff’s sale and may be purchased by the Company. Delinquent commercial real estate and commercial business loans are generally handled in a similar manner. The Company's procedures for repossession and sale of consumer collateral are subject to various requirements under state consumer protection laws.

Real estate acquired by the Company as a result of foreclosure is typically classified as real estate in judgment for six to twelve months and thereafter as real estate owned until it is sold. When property is acquired by foreclosure or deed in lieu of foreclosure, it is recorded as real estate owned at the estimated fair value less the estimated cost of disposition. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of fair value less disposition cost.

The following table sets forth the Company's loan delinquencies by loan type, amount and percentage of type at December 31, 2013 for loans past due 60 days or more.

	Loans Delinquent For:
	60-89 Days			90 Days and Over			Total Delinquent Loans
(Dollars in thousands)	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount

One-to-four family real estate	4	$128	0.17%	2	$322	0.42%	6	$450	0.59%
Commercial real estate	2	1,426	0.80	0	0	0.00	2	1,426	0.80
Consumer	10	256	0.48	7	57	0.11	17	313	0.59
Commercial business	2	2,038	2.84	0	0	0.00	2	2,038	2.84
Total	18	$3,848	0.97%	9	379	0.10%	27	$4,227	1.07%

Loans delinquent for 90 days and over are generally non-accruing and are included in the Company’s non-performing asset total at December 31, 2013.

Investment Activities

The Company and the Bank utilize the available for sale securities portfolio in virtually all aspects of asset/liability management. In making investment decisions, the Investment-Asset/Liability Committee considers, among other things, the yield and interest rate objectives, the credit risk position, and the Bank's liquidity and projected cash flow requirements.

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

The investment strategy of the Company and the Bank has been directed toward a mix of high-quality assets (primarily government agency obligations) with short and intermediate terms to maturity. At December 31, 2013, the Company did not own any investment securities of a single issuer that exceeded 10% of the Company's stockholder's equity other than U.S. government agency obligations.

The Bank invests a portion of its liquid assets in interest-earning overnight deposits of the Federal Home Loan Bank of Des Moines (FHLB) and the Federal Reserve Bank of Minneapolis (FRB). Other investments include high grade medium-term (up to five years) federal agency notes. The Company invests in the same type of investment securities as the Bank and may also invest in taxable and tax exempt municipal obligations and corporate equities such as preferred and common stock. Refer to Note 3 of the Notes to Consolidated Financial Statements in the Annual Report for additional information regarding the Company's securities portfolio (incorporated by reference in Item 8 of Part II of this Form 10-K).

The following table sets forth the composition of the Company's securities portfolio, excluding mortgage-backed and related securities, at the dates indicated.

	December 31, 2013				December 31, 2012				December 31, 2011
(Dollars in thousands)	Amort Cost	Adjusted To	Fair Value	% of Total	Amort Cost	Adjusted To	Fair Value	% of Total	Amort Cost	Adjusted To	Fair Value	% of Total
Securities available for sale:
U.S. Government agency obligations	$103,030	(636)	102,394	46.40%	$75,059	166	75,225	47.10%	$105,000	294	105,294	60.50%
Corporate preferred stock (1)	700	(420)	280	0.13	700	(455)	245	0.20	700	(525)	175	0.10
Corporate equity	58	11	69	0.00	0	0	0	0.00	0	0	0	0.00
Subtotal	103,788		102,743	46.53	75,759		75,470	47.30	105,700		105,469	60.60
Federal Home Loan Bank stock	784		784	0.40	4,063		4,063	2.50	4,222		4,222	2.40
Total investment securities and Federal Home Loan Bank stock	104,572		103,527	46.93	79,822		79,533	49.80	109,922		109,691	63.00

Average remaining life of investment securities excluding Federal Home Loan Bank stock (years)	1.20				0.94				1.23

Other interest earning assets:
Cash equivalents	117,304		117,304	53.10	80,126		80,126	50.20	64,449		64,449	37.00
Total	$221,876		220,831	100.03%	$159,948		159,659	100.00%	$174,371		174,140	100.00%
Average remaining life or term to repricing of investment securities and other interest earning assets, excluding Federal Home Loan Bank stock (years)	0.56				0.51				0.76

(1)Average life assigned to corporate preferred stock holdings is five years.

The composition and maturities of the investment securities portfolio, excluding FHLB stock, mortgage-backed and related securities, are indicated in the following table.

	1 Year or Less	After 1 through 5 Years	After 5 through 10 Years	Over 10 Years	No stated maturity	Total Securities
	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Adjusted To	Fair Value
(Dollars in thousands)
Securities available for sale:
U.S. government agency securities(1)	$93,003	10,027	0	0	0	103,030	(636)	102,394
Corporate preferred stock	0	0	0	0	700	700	(420)	280
Corporate equity	0	0	0	0	58	58	11	69
Total	$93,003	10,027	0	0	758	103,788	(1,045)	102,743

Weighted average yield (2)	0.82%	1.05%	0.00%	0.00%	4.32%	0.87%

(1) Callable U.S. government agency securities maturity date based on first available call date that the security is anticipated to be called.

(2) Yields are computed on a tax equivalent basis.

Mortgage-Backed and Related Securities. In order to supplement loan production and achieve its asset/liability management goals, the Company invests in mortgage-backed and related securities. All of the mortgage-backed and related securities owned by the Company are issued, insured or guaranteed either directly or indirectly by a U.S. Government Agency and are considered to be investment grade securities. The Company had $5.2 million of mortgage-backed and related securities classified as available for sale at December 31, 2013, compared to $10.4 million at December 31, 2012 and $20.6 million at December 31, 2011. The decrease in mortgage backed securities in 2013 and 2012 is the result of fewer purchases by the Company and normal repayments. Fewer mortgage-backed securities were purchased due to the increased pricing and low interest rate environment over the past several years and the Company’s desire to shorten the duration of new investment purchases. The collateralized mortgage obligations (CMOs) in the Company’s portfolio at December 31, 2012 and December 31, 2011 are issued by U.S. Government agencies and are not supported by subprime mortgages. The Company held no CMOs in its investment portfolio at December 31, 2013.

The contractual maturities of the mortgage-backed and related securities portfolio without any prepayment assumptions at December 31, 2013 are as follows:

(Dollars in thousands)	5 Years or Less	5 to 10 Years	10 to 20 Years	Over 20 Years	Dec. 31, 2013 Balance Outstanding
Securities available for sale:
Federal Home Loan Mortgage Corporation	$2,102	830	0	0	2,932
Federal National Mortgage Association	2,281	0	0	0	2,281
Total	$4,383	830	0	0	5,213

Weighted average yield	4.29%	4.36%	0.00%	0.00%	4.33%

At December 31, 2013, the Company did not have any non-agency mortgage-backed or related securities in excess of 10% of its stockholders' equity.

CMOs are securities derived by reallocating the cash flows from mortgage-backed securities or pools of mortgage loans in order to create multiple classes, or tranches, of securities with coupon rates and average lives that differ from the underlying collateral as a whole. The term to maturity of any particular tranche is dependent upon the prepayment speed of the underlying collateral as well as the structure of the particular CMO. Although a significant proportion of the Company's CMOs are in tranches which have been structured (through the use of cash flow priority and support tranches) to give somewhat more predictable cash flows, the cash flow and, therefore, the value of CMOs is subject to change.

At December 31, 2013, 2012 and 2011, the Company had no investments in CMOs that have floating interest rates that change either monthly or quarterly.

Mortgage-backed and related securities can serve as collateral for borrowings and, through sales and repayments, as a source of liquidity. In addition, mortgage-backed and related securities available for sale can be sold to respond to changes in economic conditions.

Sources of Funds

General. The Bank's primary sources of funds are retail, internet and brokered deposits, payments of loan principal, interest earned on loans and securities, repayments and maturities of securities, borrowings, sales of preferred shares and other funds provided from operations.

Deposits. The Bank offers a variety of deposit accounts to retail and commercial customers having a wide range of interest rates and terms. The Bank's deposits consist of savings accounts, negotiable order of withdrawal (NOW), money market, non-interest bearing checking and certificate accounts (including individual retirement accounts). The Bank relies primarily on competitive pricing policies and customer service to attract and retain these deposits.

The variety of deposit accounts offered by the Bank has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. As customers have become more interest rate conscious, the Bank has become more susceptible to short-term fluctuations in deposit flows. The Bank manages the pricing of its deposits in keeping with its asset/liability management, profitability and growth objectives. Based on its experience, the Bank believes that its savings and NOW accounts are relatively stable sources of deposits. However, the ability of the Bank to attract and maintain certificates of deposit and money market accounts, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. The increase in deposits in 2013 are primarily the result of increased commercial deposits from customers in the ethanol industry. The decrease in deposits in 2012 and 2011 are the direct result of the Bank decreasing the amount of outstanding loans in order to improve capital ratios. Deposits also decreased because of the sale of the Toledo, Iowa branch in the first quarter of 2012. Brokered deposits decreased $8.3 million, $51.7 million, and $39.6 million in 2013, 2012, and 2011, respectively, as the proceeds from loan payoffs were used to pay off the outstanding brokered deposits that matured during the year.

The following table sets forth the savings flows at the Bank during the periods indicated.

	Year Ended December 31,
(Dollars in thousands)	2013	2012	2011
Opening balance	$514,951	620,128	683,230
Deposits	4,879,691	4,611,526	6,648,738
Withdrawals	(4,842,618)	(4,720,489)	(6,682,944)
Deposits transferred to held for sale	0	0	(36,048)
Interest credited	1,906	3,786	7,152
Ending balance	553,930	514,951	620,128

Net increase (decrease)	$38,979	(105,177)	(63,102)

Percent increase (decrease)	7.57%	(16.96)%	(9.23)%

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by the Bank as of December 31:

	2013		2012		2011
(Dollars in thousands) Transaction and Savings Deposits(1):	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Non-interest checking	$169,362	30.60%	$101,198	19.6%	$113,188	18.3%
NOW Accounts – 0.03%(2)	70,407	12.70	71,472	13.9	64,783	10.4
Savings Accounts– 0.07%(3)	44,823	8.10	42,691	8.3	36,071	5.8
Money Market Accounts – 0.28%(4)	139,818	25.20	111,000	21.6	108,876	17.6
Total Non-Certificates	$424,410	76.60%	$326,361	63.4%	$322,918	52.1%

Certificates:
0.00 - 0.99%	$85,705	15.50%	$90,103	17.5%	$72,768	11.7%
1.00 - 1.99%	38,456	6.90	81,143	15.8	134,567	21.8
2.00 - 2.99%	4,798	0.90	15,063	2.9	65,842	10.6
3.00 - 3.99%	561	0.10	2,263	0.4	22,583	3.6
4.00 - 4.99%	0	0.00	18	0.0	1,450	0.2
Total Certificates	129,520	23.40%	188,590	36.6%	297,210	47.9%
Total Deposits	$553,930	100.00%	$514,951	100.0%	$620,128	100.0%

(1)	Reflects weighted average rates paid on transaction and savings deposits at December 31, 2013.
(2)	The weighted average rate on NOW Accounts for 2012 was 0.02% and 2011 was 0.06%.
(3)	The weighted average rate on Savings Accounts for 2012 was 0.12% and 2011 was 0.17%.
(4)	The weighted average rate on Money Market Accounts for 2012 was 0.33% and 2011 was 0.46%.

The following table shows rate and maturity information for the Bank’s certificates of deposit as of December 31, 2013.

(Dollars in thousands)
Certificate accounts maturing in quarter ending:	0.00- 0.99%	1.00- 1.99%	2.00- 2.99%	3.00- 3.99%	Total	Percent of Total

March 31, 2014	12,982	13,877	354	110	27,323	21.09%
June 30, 2014	11,338	4,665	136	156	16,295	12.58
September 30, 2014	16,264	3,695	791	101	20,851	16.10
December 31, 2014	17,251	4,547	722	91	22,611	17.46
March 31, 2015	7,463	2,109	299	0	9,871	7.62
June 30, 2015	3,570	1,701	449	0	5,720	4.42
September 30, 2015	2,843	862	643	0	4,348	3.36
December 31, 2015	3,245	145	643	0	4,033	3.11
March 31, 2016	4,550	136	395	0	5,081	3.92
June 30, 2016	1,459	451	366	0	2,276	1.76
September 30, 2016	758	537	0	0	1,295	1.00
December 31, 2016	2,305	613	0	0	2,918	2.25
Thereafter	1,677	5,118	0	103	6,898	5.33
Total	$85,705	38,456	4,798	561	129,520	100.00%

Percent of total	66.17%	29.69%	3.71%	0.43%	100%

The following table indicates the amount of the Bank's certificates of deposit and other deposits by time remaining until maturity as of December 31, 2013.

	Maturity
(Dollars in thousands)	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
Certificates of deposit less than $100,000	$20,462	12,313	31,533	31,423	95,731
Certificates of deposit of $100,000 or more	6,260	3,836	11,884	11,014	32,994
Public funds less than $100,000(1)	144	0	45	3	192
Public funds of $100,000 or more(1)	457	146	0	0	603
Total certificates of deposit	$27,323	16,295	43,462	42,440	129,520
Savings Accounts of $100,000 or more	$260,685	0	0	0	260,685
Accounts of $100,000 or more	$267,402	3,982	11,884	11,014	294,282

_______________

(1)Deposits from governmental and other public entities.

For additional information regarding the composition of the Bank's deposits, see Note 10 of the Notes to Consolidated Financial Statements in the Annual Report (incorporated by reference in Item 8 of Part II of this Form 10-K). For additional information on certificate maturities and the impact on the Company's liquidity see “Management’s Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital Resources” of the Annual Report (incorporated by reference in Item 7 of Part II of this Form 10-K).

Borrowings. The Bank's other available sources of funds include advances from the FHLB and other borrowings from the Federal Reserve Bank (FRB). As a member of the FHLB of Des Moines, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions. Consistent with its asset/liability management strategy, the Bank has utilized FHLB advances from time to time to fund loan demand and extend the term to maturity of its liabilities. The Bank also uses short-term FHLB and FRB borrowings to offset short term cash needs due to deposit outflows or loan fundings. At December 31, 2013, the Bank had no FHLB advances and no FRB borrowings outstanding. On such date, the Bank had a collateral pledge arrangement with the FHLB pursuant to which the Bank may borrow up to $103.5 million for liquidity purposes, subject to approval from the FHLB. The Bank also had the ability to borrow $59.1 million from the FRB based upon the loans that were pledged as collateral at December 31, 2013. Refer to the information on pages 20 and 21 under the caption “Liquidity and Capital Resources” in the Annual Report and Note 11 of the Notes to Consolidated Financial Statements in the Annual Report for more information on FHLB advances and FRB borrowings (incorporated by reference in Items 7 and 8 of Part II of this Form 10-K).

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

OIA is one of two subsidiaries of the Bank. OIA is a Minnesota corporation that was organized in 1983 and operated as an insurance agency until 1986 when its assets were sold. OIA remained inactive until 1993 when it began offering credit life insurance, annuity and mutual fund products to the Bank's customers and others. OIA currently offers a variety of financial planning products and services. HPH is the Bank’s other subsidiary and was organized as a limited liability company in Minnesota in 2013. It operates as an intermediary for the Bank in holding and operating certain foreclosed properties.

Competition

The Bank faces strong competition both in originating real estate, commercial and consumer loans and in attracting deposits. Competition in originating loans comes primarily from mortgage bankers, commercial banks, credit unions and other savings institutions which have offices in the Bank's market area and those that operate through Internet banking operations throughout the United States. The Bank competes for loans principally on the basis of the interest rates and loan fees it charges, the types of loans it originates and the quality of services it provides to borrowers.

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

Other Corporations Owned by the Company

The Bank was HMN’s sole subsidiary at December 31, 2013.

Employees

At December 31, 2013, the Company had a total of 195 employees, of which 165 were full-time employees. None of the employees of the Company or its subsidiaries are represented by any collective bargaining unit. Management considers its employee relations to be good.

Regulation and Supervision

The banking industry is highly regulated. As a savings and loan holding company, the Company is subject to regulation, supervision and examination by the Federal Reserve Board (FRB). The Bank, a federally-chartered savings association, is also subject to extensive regulation, supervision and examination by the Office of the Comptroller of the Currency (OCC), which is the Bank’s primary federal regulator. The FDIC also has authority to regulate the Bank. Subsidiaries of the Company and the Bank may also be subject to state regulation and/or licensing in connection with certain insurance and investment activities. The Company and the Bank are subject to numerous laws and regulations. These laws and regulations impose restrictions on activities, set minimum capital requirements, impose lending and deposit restrictions and establish other restrictions. References in this section to applicable statutes and regulations are brief and incomplete summaries only. You should consult the statutes, regulations and related policies and interpretive guidance for a full understanding of the details of their operation. Changes in statutes, regulation or regulatory policies applicable to the Bank or the Company, including interpretation or implementation thereof, could have a material effect on the Company’s business.

The Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act) significantly changed the regulatory structure for financial institutions and their holding companies and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act, among other things, (i) restructured the federal bank regulatory structure and abolished the Office of Thrift Supervision (OTS); (ii) created a new consumer protection agency called the Consumer Financial Protection Bureau (CFPB) with extensive rulemaking power with regard to consumer financial products and services and supervisory and enforcement powers over certain institutions including depository institutions with assets of more than $10 billion; (iii) provided the U.S. Department of the Treasury (Treasury), the FDIC and the FRB orderly liquidation powers to close large financial (including non-bank) institutions; (iv) established a new Financial Stability Oversight Council (FSOC) to identify and respond to emerging risks throughout the financial system; (v) adopted new standards for the mortgage industry; (vi) established new federal regulation of the derivatives market; (vii) restricted proprietary trading by depository institutions and their holding companies; (viii) established new regulation of the securitization market requiring enhanced disclosure and retention of risk requirements; (ix) established new and enhanced compensation and corporate governance oversight for the financial services industry; (x) required the federal banking agencies to adopt new and enhanced capital standards for all depository institutions and, for the first time, required specific capital standards for savings and loan holding companies like the Company; and (xi) narrowed the scope of federal preemption for national banks and federal thrifts, such as the Company. The Dodd-Frank Act required various federal agencies to adopt a broad range of new implementing rules and regulations. Federal banking regulators and other agencies including, among others, the FRB, the OCC and the CFPB, have been engaged in extensive rule-making efforts, some which are referenced herein. Some components of the Dodd-Frank Act have not been finalized or have yet to take effect.

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

In 1999, the Gramm-Leach-Bliley Act (the GLB Act) made significant changes to laws regulating the financial services industry. Changes included (i) prohibitions on new unitary SLHCs from engaging in non-financial activities or affiliating with non-financial entities; and (ii) modifications to the Federal Home Loan Bank System. Unitary SLHCs, such as the Company, that were in existence or had an application filed with the OTS on or before May 4, 1999, are not subject to the new restrictions on unitary SLHCs. As a result, the GLB Act did not affect the Company’s ability to control non-financial firms or engage in non-financial activities.

In accordance with the Dodd-Frank Act, the OTS was integrated into the Office of the Comptroller of the Currency (OCC) in 2011 and the primary banking regulator for the Company became the FRB. The FRB supervises and regulates all savings and loan holding companies, including the Company, that were formerly regulated by the OTS. The Dodd-Frank Act also codified the FRB’s so-called “source of strength” doctrine. While the OTS had suggested that SLHCs were to serve as a “source of support”, the OTS did not have a formal policy. The source of strength doctrine requires financial institution holding companies, such as the Company, to provide financial assistance to their subsidiary financial institutions in the event of financial distress. The Dodd-Frank Act and applicable FRB regulations now subject all SLHCs to the source-of-strength doctrine. The regulations do not explicitly authorize the FRB to compel an SLHC to recapitalize a subsidiary savings association, but the FRB does have broad enforcement authority over SLHCs. The practical impact of this for the Company is still unclear. It may mean that the Company should be able to demonstrate its ability to access the capital markets for additional funds. The Dodd-Frank Act does not directly alter grandfathered unitary SLHCs’ ability to engage in non-financial activities. However, the FRB now has the authority to require a grandfathered unitary SLHC to form an intermediate holding company to serve as the direct parent of a thrift, and it is possible that the FRB would impose other restrictions if the Company sought to engage in non-financial activities.

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

Capital Adequacy. The Company entered into a Supervisory Agreement with the OTS, effective February 22, 2011. The Supervisory Agreement required that the Company submit a consolidated capital plan by May 31, 2011 (and thereafter the plan is to be updated on an annual basis commencing January 31, 2012) for approval by the OTS (the “Capital Plan”), which had to include a proposed minimum tangible equity capital ratio commensurate with the Company’s consolidated risk profile, projections demonstrating the Company’s ability to attain and maintain the minimum tangible equity capital ratio including detailed scenarios to stress-test such ratio. In addition, the Supervisory Agreement requires that the Company: (i) not declare, make or pay any cash dividends on any of its stock or make any other capital distributions or purchase or redeem any of its stock without the prior consent of the FRB (which succeeded to the OTS as the Company’s primary federal regulator); (ii) not incur any debt or pay any interest or principal payments thereon, increase any current lines of credit or guarantee the debt of any entity without the prior consent of the FRB; (iii) comply with existing notification requirements pursuant to the applicable rules and regulations of the FRB with respect to changes in directors and certain executive officers; (iv) not make any golden parachute payment unless such payment complies with the applicable rules and regulations of the FDIC; and (v) not enter into any new contractual arrangement or renew or revise any existing contractual arrangement related to compensation or benefits with any director or certain executive officers without the prior consent of the FRB, with any such arrangement to comply with all applicable rules and regulations of the FRB and FDIC. In accordance with the Company’s Supervisory Agreement, the Company submitted a two year capital plan by May 31, 2011 to the OTS. The Company submitted updated two-year capital plans to the FRB in January 2012, January 2013 and January 2014.

Federal law also limits the ability of a savings and loan holding company, such as the Company, to pay dividends or make other capital distributions. FRB guidance applicable to holding companies sets out factors that should be taken into account when considering dividends or distributions, including, among other things, current and prospective earnings and liquidity, and the holding company’s ability to serve as an ongoing source of financial and managerial strength to insured depository institution subsidiaries such as the Bank.

The Bank is already subject to various capital requirements, which, effective January 1, 2015, will be modified under recent rules promulgated by the FRB and the OCC implementing the Dodd-Frank Act and the Basel III reforms of the Basel Committee on Banking Supervision of the Bank for International Settlements (Basel III Rules).

Under the Basel III Rules, certain SLHCs, including the Company, for the first time will themselves be subject to formal regulatory capital requirements commencing in 2015. As such, the Company will be required to hold capital in the same amount, on a consolidated basis, and of the same type that is required for insured depository institutions. See “Bank Regulation – Capital Requirements and Prompt Corrective Action Requirements; Basel III Rules”.

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

Savings associations are expected to conduct lending activities in a prudent, safe and sound manner. The OCC regulates the safety and soundness of the Bank by enforcing statutory limits on the Bank’s lending and investment powers. OCC regulations set aggregate limits on certain types of loans including commercial business, commercial real estate, and consumer loans. OCC regulations also establish limits on loans to a single borrower. As of December 31, 2013, the Bank’s lending limit to one borrower was approximately $13.4 million.

A federal savings association generally may not invest in noninvestment-grade debt securities. A federal savings association may establish subsidiaries to conduct any activity the association is authorized to conduct and may establish service corporation subsidiaries for limited preapproved activities.

The Bank entered into a Supervisory Agreement with the OTS effective February 22, 2011 that included various provisions intended to maintain compliance with regulatory capital requirements. Effective February 11, 2014, the OCC terminated the Bank Supervisory Agreement as well as an individual minimum capital requirement (IMCR) for the Bank that had been effective since December 31, 2011. See “Capital Requirements and Prompt Corrective Action Requirements; Basel III Rules”.

Qualified Thrift Lender Test. Savings associations, including the Bank, must be qualified thrift lenders (QTLs). A savings association generally satisfies the QTL requirement if at least 65% of a specified asset base consists of assets such as loans to small businesses and loans to purchase or improve domestic residential real estate. Savings associations may qualify as QTLs in other ways. Savings associations that do not qualify as QTLs are subject to significant restrictions on their operations. If the Bank fails to meet QTL requirements, the Bank and the Company would face certain limitations, including potential enforcement action by the OCC and, as a result of the Dodd-Frank Act, a statutory bar to the payment by the Bank of dividends except under prescribed conditions including approval by the OCC. As of December 31, 2013, the Bank met the QTL test.

OCC Assessments. The OCC is authorized by statute to charge assessments to cover the costs of examining the financial institutions it regulates and to fund its operations. The Bank’s OCC assessments for the year ended December 31, 2013 were approximately $279,000. While all SLHCs, including the Company, were subject to examination fees imposed by the OTS, the FRB has not assessed fees for its examination function.

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

In the third quarter of 2013, the Bank paid a dividend to the Company of $1.0 million to fund the ongoing operating expenses of the Company. The Company did not declare or distribute any dividends to its shareholders in 2013.

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

The Dodd-Frank Act instituted three significant changes that modify the way DIF is managed by the FDIC and capitalized. Some of the changes will not impact the Bank or the Company as they only apply to insured depository institutions with more than $10 billion in assets. The changes to DIF were as follows: (i) the assessment base on which deposit insurance is determined was modified to base assessments on the average total consolidated assets of an insured depository institution minus the sum of average tangible equity of the insured depository institution during the assessment period, which increases the assessment burden on larger banks (which tend to rely more heavily on non-deposit liabilities than smaller banks); (ii) the DIF reserve ratio floor was raised from 1.15% to 1.35% (complete implementation of the higher reserve ratio is to be fully implemented by September 30, 2020, offsetting for the impact of deposit insurance assessments on institutions with less than $10 billion in consolidated assets, meaning that assessments on larger institutions will be responsible for the 20 basis point increase); and (iii) a requirement that the FDIC pay dividends to insured depository institutions whenever the DIF exceeds a reserve ratio of 1.35% was repealed.

In December 2009, the Bank was required to make a prepayment of $5.0 million, which represented an estimate of FDIC assessments for the fourth quarter of 2009 and for the years 2010, 2011 and 2012. This amount was set up as a prepaid expense at December 31, 2009 and was expensed quarterly as the FDIC charges were assessed. The balance of prepaid deposit insurance was substantially expensed by the end of the first quarter of 2013, and the small remaining balance was returned to the Bank. Beginning with the second quarter of 2013, the estimated expense was accrued. During 2013, the Bank was assessed approximately $1.0 million for the DIF.

In addition to deposit insurance assessments, the FDIC is authorized to collect assessments against insured deposits to be paid to the Financing Corporation (FICO) to service the FICO debt incurred in the 1980’s. The FICO assessment rate is adjusted quarterly. In 2013, the Bank paid a FICO assessment of approximately $34,000.

Capital Requirements and Prompt Corrective Action Requirements; Basel III Rules. The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Quantitative measures established by regulations to ensure capital adequacy currently require the Bank to maintain minimum amounts and ratios of Tier 1 (Core) capital, and Risk-based capital to total assets (in each case as defined in the regulations). The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) established five capital categories: 1) well-capitalized; 2) adequately capitalized; 3) undercapitalized; 4) significantly undercapitalized; and 5) critically undercapitalized. The activities in which a depository institution may engage and regulatory responsibilities of federal bank regulatory agencies vary depending upon whether an institution is well-capitalized, adequately capitalized or undercapitalized. Undercapitalized institutions are subject to various restrictions such as limitations on dividends and growth. A depository institution’s prompt corrective action capital category depends upon where its capital levels are in relation to relevant capital measures, which include risk-based capital measures and certain other factors. Under current OCC regulations implementing this statutory framework, an institution is generally treated as well-capitalized if its ratio of total capital to risk-weighted assets is 10.00% or more, its ratio of core capital to risk-weighted assets is 6.00% or more, its ratio of core capital to adjusted total assets (leverage ratio) is 5.00% or more, and it is not subject to any federal supervisory order or directive to meet a specific capital level. In order to be adequately capitalized, an institution must have a total risk-based capital ratio of not less than 8.00%, a Tier 1 risk-based capital ratio of not less than 4.00%, and a leverage ratio of not less than 4.00%. Any institution that is neither well-capitalized nor adequately capitalized will be considered undercapitalized.

In addition to the capital standards of the prompt corrective action regulations, the OCC had established an individual minimum capital requirement (IMCR) for the Bank requiring, effective December 31, 2011, that the Bank establish and maintain core capital at least equal to 8.5% of adjusted total assets. The OCC terminated this IMCR effective February 11, 2014.

At December 31, 2013, the Bank’s capital amounts and ratios are presented for (a) actual capital and (b) required capital and ratios under the Prompt Corrective Actions regulations to which the Bank is currently subject:

			Prompt Corrective Action Regulations
	Actual		Required to be Adequately Capitalized		Required to be Well Capitalized
(Dollars in thousands)	Amount	Percent of Assets(1)	Amount	Percent of Assets(1)	Amount	Percent of Assets(1)
Tier 1 or core capital	$77,848	12.22%	$25,478	4.00%	$31,847	5.00%
Tier 1 risk-based capital	77,848	19.51	15,963	4.00%	23,944	6.00%
Risk-based capital to risk-weighted assets	82,916	20.78	31,926	8.00%	39,907	10.00%

(1)	Based upon the Bank’s adjusted total assets for the purpose of the Tier 1 or core capital ratios and risk-weighted assets for the purpose of the risk-based capital ratio.

Management believes that, as of December 31, 2013, the Bank’s capital ratios were in excess of those quantitative capital ratio standards set forth under the prompt corrective action regulations described above as currently in effect and was “well capitalized” within the meaning of those prompt corrective action regulations. However, there can be no assurance that the Bank will continue to maintain such status in the future under the capital requirements and the prompt corrective action regulations, which are becoming more stringent under the Basel III rules as summarized below. In addition, the OCC has extensive discretion in its supervisory and enforcement activities, including the ability to downgrade the Bank’s prompt corrective action capital category by one level under certain conditions.

The capital requirements of the Company and the Bank are affected by rules initially proposed in June 2012 and adopted, with certain modifications, as final rules by the FRB and the OCC in July 2013. These rules, which implement provisions of the Dodd-Frank Act and the Basel III reforms of the Basel Committee on Banking Supervision of the Bank for International Settlements (Basel III), become effective on January 1, 2015.

As adopted, the Basel III Rules establish a new regulatory capital measure, common equity tier 1 capital, which will consist of common stock instruments and related surplus (net of treasury stock), retained earnings, accumulated other comprehensive income and, subject to certain adjustments, minority common equity interests in subsidiaries. Unlike the current capital rules, which exclude unrealized gains and losses on available-for-sale debt securities from regulatory capital, for common equity tier 1 capital the final Basel III Rules require accumulated other comprehensive income to flow through to regulatory capital unless a one-time, irrevocable opt-out election is made in the first regulatory reporting period under the Basel III rules. Certain deductions, including goodwill and other intangible assets (other than certain mortgage servicing assets) net of associated deferred tax liabilities, will also be required in calculating common equity tier 1 capital.

Under the Basel III Rules, depository institutions, such as the Bank, and holding companies, such as the Company, will be required to maintain common equity Tier 1 Capital of at least 4.5% of risk-weighted assets commencing on the January 1, 2015 compliance date.

The Basel III Rules raise the minimum Tier 1 capital ratio from 4.0% to 6.0% of risk-weighted assets. The rules maintain the minimum total capital ratio of 8.0% of risk-weighted assets, and they maintain the minimum ratio of minimum Tier 1 capital to adjusted total assets of 4.0%. These new capital requirements also take effect on the January 1, 2015 compliance date for the Company and the Bank.

The Basel III Rules also add a requirement for a minimum common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets (Conservation Buffer) to be applied to the common equity Tier 1 capital ratio, the Tier 1 capital ratio and the total capital ratio for the Company and the Bank. Therefore, application of the Conservation Buffer effectively will result in (1) a common equity Tier 1 ratio of 7% of risk-weighted assets; (2) a Tier 1 capital ratio of 8.5% of risk-weighted assets; and (3) a total capital ratio of 10.5% of risk-weighted assets. Failure to maintain the Conservation Buffer would result in restrictions on capital distributions and certain discretionary cash bonus payments to executive officers. The required minimum Conservation Buffer will be phased in incrementally beginning January 1, 2016, with full implementation by January 1, 2019. A covered institution, such as the Company or the Bank, will be subject to limitations on paying dividends, engaging in share repurchases, and paying certain discretionary bonuses if its capital falls below the Conservation Buffer. These limitations establish maximum percentages of eligible retained income that could be utilized for such actions, depending on the extent to which an institution falls short of the required capital levels taking account of the Conservation Buffer.

The Basel III Rules also revise the definition of capital to improve the ability of regulatory capital instruments to absorb losses and revise the rules for calculating risk-weighted assets to enhance risk sensitivity. Regulatory capital will exclude certain non-qualifying capital instruments, including cumulative preferred stock (other than preferred securities issued in connection with the TARP Capital Purchase Program) and trust preferred securities (except certain trust preferred securities issued prior to May 19, 2010 issued by holding companies, which are grandfathered under the Basel III Rules), as a component of Tier 1 capital. The Basel III Rules set forth certain changes for the calculation of risk-weighted assets, which the Company and the Bank will be required to utilize beginning January 1, 2015. The rules provide for an increased number of credit risk exposure categories and increase the risk weighting of certain assets (including certain equity exposures and past due loans), although they did not incorporate certain proposals to change the risk-weighting treatment of residential mortgage exposures and to include exposures to residential mortgages sold or otherwise transferred subject to credit-enhancing representations and warranties. The Basel III Rules also implement an alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which prohibited references to, and reliance on, credit ratings; revisions to recognition of certain credit risk mitigants; and revised capital treatment for derivatives and repo-style transactions.

In addition, the Basel III Rules revise certain of the prompt corrective action regulations described above, with effect as of January 1, 2015. Under the prompt corrective action regulations, the Bank will be required to meet the following capital level requirements in order to qualify as “well capitalized:” (1) a new common equity Tier 1 capital ratio of at least 6.5% of risk-weighted assets; (2) a Tier 1 capital ratio of at least 8% (increased from 6%) of risk-weighted assets; (3) a total capital ratio of at least 10% (unchanged from currently applicable rules) of risk-weighted assets; and (4) a Tier 1 capital to adjusted total assets ratio of assets 5% (unchanged from currently applicable rules).

The Company and the Bank are currently assessing the impact that the Basel III Rules may have on their capital requirements and their financial condition and results of operations.

Under applicable banking regulations, the failure to satisfy the terms of the Company Supervisory Agreement, and failure to otherwise comply with existing or new capital rules or other applicable requirements as they arise, could subject the Company, the Bank and their directors and officers to such restrictions, legal actions or sanctions as the FRB or the OCC considers appropriate. Possible sanctions include among others (i) the imposition of one or more cease and desist orders requiring corrective action, which are enforceable directives that may address any aspect of the Company or Bank management, operations or capital, including requirements to change management, raise equity capital, dispose of assets or effect a change of control; (ii) civil money penalties; and (iii) downgrades in the capital adequacy status of the Company and the Bank. These regulatory actions may significantly restrict the ability of the Company and the Bank to take operating and strategic actions that may be in the best interests of stockholders or compel the Company and the Bank to take operating and strategic actions that are not potentially in the best interests of stockholders.

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

As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines. As of December 31, 2013, the Bank had $784,000 in FHLB stock, which was in compliance with this requirement. The Bank receives dividends on its FHLB stock. In December 2012, the FHLB notified its members that it was changing its dividend philosophy to one that differentiates between membership and activity-based capital stock. Based on the FHLB’s most recent quarterly filing on Form 10-Q for the nine months ended September 30, 2013, the effective combined annualized dividend rate paid on both subclasses of its capital stock during the nine months ended September 30, 2013 and 2012 was 2.37% and 2.95%, respectively. Based on implementation of the new dividend philosophy, it is anticipated that the dividend rate paid on the Bank’s outstanding FHLB stock will continue to be lower than it has been historically.

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

Numerous other regulations promulgated by the Federal Reserve Board, the OCC, the CFPB and other agencies and other governmental authorities affect the business operations of the Bank. These include but are not limited to regulations relating to privacy, equal credit access, mortgage lending and foreclosure practices, electronic fund transfers, collection of checks, lending and savings disclosures, and availability of funds. The CFPB has broad authority to develop new rules and interpretations with respect to consumer financial products and services, even though its examination and enforcement authority currently do not extend to the Bank.

The CFPB’s rule-making activities include, among other things, the issuance in January 2013 of final rules implementing the Dodd-Frank Act mortgage lending requirements, including the “ability-to-repay” requirement for mortgage lending together with certain safe harbors and rebuttable presumptions of compliance associated with “qualified mortgages.”

Community Reinvestment Act. The Community Reinvestment Act (CRA) requires financial institutions regulated by the federal financial supervisory agencies to ascertain and help meet the credit needs of their delineated communities, including low-to moderate-income neighborhoods within those communities, while maintaining safe and sound banking practices. The regulatory agency assigns one of four possible ratings to an institution’s CRA performance and is required to make public an institution’s rating and written evaluation. The four possible ratings of meeting community credit needs are outstanding, satisfactory, needs improvement and substantial noncompliance. Under regulations that apply to all CRA performance evaluations after July 1, 1997, many factors play a role in assessing a financial institution’s CRA performance. The institution’s regulator must consider its financial capacity and size, legal impediments, local economic conditions and demographics, including the competitive environment in which it operates. The evaluation does not rely on absolute standards, and the institutions are not required to perform specific activities or to provide specific amounts or types of credit. The Bank maintains a CRA statement for public viewing, as well as an annual CRA highlights document. These documents describe the Bank’s credit programs and services, community outreach activities, public comments and other efforts to meet community credit needs. The Bank’s last CRA exam was July 29, 2013 and the Bank received a “satisfactory” rating under the Intermediate Small Savings Association criteria.

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

Troubled Asset Relief Program – Capital Purchase Program

On October 3, 2008, the federal government enacted the Emergency Economic Stabilization Act of 2008 (EESA). EESA was enacted to provide liquidity to the U.S. financial system and lessen the impact of accelerating economic problems. The EESA included broad authority. The centerpiece of the EESA was the Troubled Asset Relief Program (TARP). EESA’s broad authority was interpreted to allow the Treasury to purchase equity interests in both healthy and troubled financial institutions. The equity purchase program is commonly referred to as the Capital Purchase Program (CPP). The Company elected to participate in the CPP and sold series A preferred stock to the Treasury in December 2008. As a participant in the CPP, the Company was subject to the regulatory requirements of the EESA, as amended, and the interim final rule published on June 15, 2009, 31 C.F.R. Part 30, TARP Standards for Compensation and Corporate Governance (IFR), which imposed, among other things, certain restrictions on executive compensation and corporate governance practices. Further, series A preferred stockholders were entitled to a 5% annual cumulative compounding dividend for each of the first five years of the investment, which increased to 9% on February 15, 2014, until the Company redeems the shares. The Company has deferred the last thirteen quarterly dividend payments, beginning with the February 15, 2011 dividend payment, on the series A preferred stock. The deferred dividend payments have been accrued for payment in the future and are being reported for the deferral period as a preferred dividend requirement that is deducted from income for financial statement purposes to arrive at the net income (loss) available to common shareholders. Under the terms of the certificate of designations for the series A preferred stock, dividend payments may be deferred, but the dividend is cumulative and compounding when unpaid and, since the Company failed to pay dividends for six quarters, the holders of series A preferred stock have the right to appoint two representatives to the Company’s board of directors.

On February 8, 2013, the Treasury sold the series A preferred stock issued by the Company to unaffiliated third party investors in a private transaction for $18.8 million. The Company received no proceeds from the sale and it had no effect on the terms of the outstanding series A preferred stock, including the Company’s obligation to satisfy accrued and unpaid compounded dividends prior to the payment of any dividend or other distribution to holders of junior stock, including the Company’s common stock, and the increase in the dividend rate from 5% to 9%, commencing with the dividend payment date of February 15, 2014. Further, the sale of the series A preferred stock had no effect on the Company’s capital, financial condition or results of operations. Because of the sale, the Company generally is no longer subject to the various executive compensation and corporate governance restrictions to which participants in Treasury’s CPP were subject while Treasury held the series A preferred stock. In addition, the Company has been advised that the current holders of substantially all of the series A preferred stock have entered into agreements with the FRB pursuant to which they have each agreed not to take actions, without the consent of the FRB, which might be construed as exercising or attempting to exercise a controlling influence over the management or policies of the Company or the Bank, including exercise of any right to elect any representatives to the Company’s board of directors.

Executive Officers of the registrant

Officers are chosen by and serve at the discretion of the Board of Directors of the Company and the Bank. There are no family relationships among any of the directors or officers of the Company and the Bank. The business experience of each executive officer of both the Company and the Bank is set forth below.

Bradley C. Krehbiel, age 55. Mr. Krehbiel has been a director of the Company since November 2009 and he has been President of the Bank since January 2009, President of the Company since April 2010, and Chief Executive Officer of the Company and the Bank since April 2012. Prior to that, he had been the Executive Vice President of the Bank since 2004. Mr. Krehbiel joined the Bank as Vice President of Business Banking in 1998. Prior to his employment at the Bank, Mr. Krehbiel held several positions in the financial services industry, including six years as a private banking consultant.

Jon J. Eberle, age 48. Mr. Eberle is Chief Financial Officer, Senior Vice President and Treasurer of the Company and the Chief Financial Officer, Executive Vice President and Treasurer of the Bank. Mr. Eberle has held the Chief Financial Officer and Treasurer positions since October 2003 and the Executive Vice President position since April 2012. Prior to that he served as a Vice President since 2000 and as the Controller since 1998. From 1994 to 1998, he served as the Director of Internal Audit for the Company and the Bank. Prior to his employment at the Bank, Mr. Eberle worked for six years as a certified public accountant with a national accounting firm.

Dwain C. Jorgensen, age 65. Mr. Jorgensen has served as Senior Vice President of Facilities and Compliance of the Company and the Bank since 2007. From 1998 to 2007, he served as Senior Vice President of Operations of the Company and the Bank. From 1989 to 1998, he served as Vice President, Controller and Chief Accounting Officer of the Company and the Bank. From 1983 to 1989, Mr. Jorgensen was an Assistant Vice President and Operations Officer for the Bank.

Susan K. Kolling, age 62. Ms. Kolling has served as Senior Vice President of the Bank and the Company since 1995. From 2001 to 2013, when she reached established board term limits, she also served as a Director of the Company and the Bank. Ms. Kolling served as a Vice President of the Bank from 1992 to 1994. In addition, from 1997 to 2003, Ms. Kolling was an owner of Kolling Family Corp. which does business as Valley Home Improvement, a retail lumber yard. Ms. Kolling became a director of Kolling Family Corp. in 2004.

Lawrence D. McGraw, age 50. Mr. McGraw has served as the Chief Operating Officer and Executive Vice President of the Bank since April 2012. Prior to that he served as Chief Credit Officer and Senior Vice President since February 2010. Prior to his employment at the Bank, Mr. McGraw served as Regional President and Chief Banking Officer of United Prairie Bank from January 2005 until February 2010. He also served as the President and Chief Executive Officer of their Owatonna location from January 2001 to January 2005. Prior to his tenure with United Prairie Bank, Mr. McGraw held various positions with Farmers and Merchants Savings Bank, Waukon State Bank and the FDIC.

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

Risks Related to our Business

The Company is subject to the restrictions and conditions of a Supervisory Agreement with the Federal Reserve Board, or FRB. Failure to comply with the Company Supervisory Agreement could result in enforcement actions against us, including the imposition of cease and desist orders and monetary penalties.

The Company and the Bank each entered into Supervisory Agreements effective February 22, 2011 with the Office of Thrift Supervision, or OTS, the predecessor prior to July 21, 2011 to the OCC, the Bank’s primary banking regulator, and to the FRB, the Company’s primary banking regulator. The Supervisory Agreements superseded memoranda of understanding between the Company and the Bank and the OTS dated December 9, 2009. Effective February 11, 2014, the OCC terminated the Bank Supervisory Agreement. The OCC also terminated at that time an individual minimum capital requirement (IMCR) applicable to the Bank which had required, effective December 31, 2011, the Bank to establish, and subsequently maintain, core capital at least equal to 8.5% of adjusted total assets.

In accordance with the Company’s Supervisory Agreement, the Company submitted a two year consolidated capital plan by May 31, 2011 to the OTS upon which the FRB may make comments, and to which the FRB may require revisions. The Company submitted to the FRB updated two-year capital plans in January 2012, January 2013 and January 2014. We must operate within the parameters of the capital plan and are required to monitor and submit periodic reports on our compliance with the plan. Also, under the Company’s Supervisory Agreement, without the consent of the FRB, we may not incur or issue any debt, guarantee the debt of any entity, declare or pay any cash dividends or repurchase any of our capital stock, enter into any new contractual arrangement or renew or extend any existing arrangement relating to compensation or benefits with any director or executive officer, or make any golden parachute payments.

There can be no assurance that the Company will maintain compliance with its Supervisory Agreement. Under applicable banking regulations, the failure to satisfy the terms of the Supervisory Agreement, and failure to otherwise comply with applicable requirements as they arise, could subject the Company, the Bank and their directors and officers to such restrictions, legal actions or sanctions as the FRB considers appropriate. Possible sanctions include among others (i) the imposition of one or more cease and desist orders requiring corrective action, which are enforceable directives that may address any aspect of the Company and Bank management, operations or capital, including requirements to change management, raise equity capital, dispose of assets or effect a change of control; (ii) civil money penalties; and (iii) downgrades in the prompt corrective action capital category capital adequacy status of the Company and the Bank. These regulatory actions may significantly restrict the ability of the Company and the Bank to take operating and strategic actions that may be in the best interests of stockholders or compel the Company and the Bank to take operating and strategic actions that are not potentially in the best interests of stockholders.

Our capital has not been adequate to meet all our needs and requirements. We have taken a number of steps, and may be required to take additional steps, to meet our capital needs. These actions may further reduce our base of earning assets and core deposits and may dilute our shareholders or result in a change of control of the Company or the Bank. There can be no assurance that we will satisfactorily meet our required capital needs.

We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations and protect depositors of the Bank. As a result of significant losses in recent years, elevated levels of nonperforming and other classified assets, regulatory requirements, including the IMCR, the Supervisory Agreements, and other capital demands, such as our preferred stock dividend requirements (which due to deferral since February 2011 have been accumulating and compounding at a stated rate of 5% per annum, and increased to 9% per annum in February 2014), it has been necessary for us to increase the Bank’s capital and core capital ratio. In order to improve and maintain its capital ratios and comply with the then existing Bank IMCR and the Supervisory Agreements, the Bank has, among other things, been working to improve its financial results, reduce non-performing assets, and decrease the asset size of the Bank. From December 31, 2008 to December 31, 2013, our assets decreased $496 million, from $1,145 million to $649 million. These reductions in assets decrease our ability to earn net interest income, our primary source of income.

Depending upon the operating performance of the Bank, the need for continued compliance with the Company Supervisory Agreement and applicable regulatory requirements, and our other liquidity and capital needs, we may find it prudent subject to prevailing market conditions and other factors, to raise additional capital through the issuance of additional shares of our common stock or other equity securities. New capital regulations place increasing emphasis on the amount of common equity as a component of core bank capital and specifically include minimum levels of common equity capital. These regulations also will require regulatory capital to meet required levels on a consolidated basis. Additional capital would also potentially permit the Company to return to a strategy of growing Bank assets. Depending on circumstances, if we were to raise capital, we may deploy it to the Bank for general banking purposes, or may retain some or all of such capital for use by the Company.

If the Company were to raise capital through the issuance of additional shares of common stock or other equity securities, it could dilute the ownership interests of existing stockholders, potentially could dilute the Company’s earnings per share, and, if issued at a price less than the Company’s book value, would dilute the per share book value of our common stock, and could result in a change in control of the Company and the Bank. New investors may also have rights, preferences and privileges senior to our current stockholders which may adversely impact our current stockholders. Our ability to raise additional capital through the issuance of equity securities, if deemed prudent, would depend on conditions in the capital markets at that time, which are outside of our control, and on our financial performance. It may also depend potentially on our ability to make changes to our Certificate of Incorporation requiring stockholder approval that may be needed to accommodate a significant investment by a person or group. Accordingly, we may not be able to raise additional capital, if needed, at all, on favorable economic terms, or other terms acceptable to us.

There can be no assurance that these or other actions we may take will be sufficient and timely in order to address our consolidated and Bank capital requirements, as needed, and maintain compliance with the Company Supervisory Agreement or any capital plan submitted by us. If we cannot satisfactorily address our capital needs as they arise, our ability to maintain or expand our operations, to address accumulation of unpaid preferred stock dividends and the relatively high cost of such capital, to operate without additional regulatory sanctions or other restrictions, and our operating results, could be materially adversely affected.

The Bank may not be able to meet its cash flow needs on a timely basis at a reasonable cost, and its cost of funds for banking operations may significantly increase as a result of general economic conditions, interest rates and competitive pressures; the Company on an unconsolidated basis has limited capital resources and liquidity and currently is unable to satisfy its preferred stock dividend obligations, which increased in 2014, or to assist the Bank with its liquidity and capital requirements.

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

The Bank actively manages its liquidity position and monitors it using cash flow forecasts. Changes in economic conditions, including consumer savings habits and availability or access to borrowed funds and the brokered and internet deposit markets could potentially have a significant impact on the Company’s liquidity position, which in turn could materially impact its financial condition, results of operations and cash flows.

The Company’s primary source of cash is dividends from the Bank, and the Bank is restricted from paying dividends to the Company unless certain conditions are met under bank regulatory requirements. At December 31, 2013, the Company had $1.1 million in cash and other assets that could readily be turned into cash. Primarily, the Company requires cash for the payment of holding company level expenses, including director and management fees, legal expenses and regulatory costs. Subject to regulatory restrictions, an additional use of cash by the Company was, prior to 2011, the payment of dividends on the Company’s outstanding preferred stock. On February 15, 2011, the Company suspended payment of dividends on its preferred stock in order to preserve cash and liquidity at the Company, and has failed to pay each of the required nine dividend payments to and including February 15, 2014. The amount of accrued but unpaid compounded dividends totaled $4.6 million at February 15, 2014. The stated rate on these dividends increased from 5% per annum to 9% per annum beginning February 15, 2014. The Company does not anticipate that it will have on a stand-alone basis adequate liquid resources to make existing accrued and unpaid, or future 2014, preferred stock dividends. To meet these preferred stock dividend requirements or other potential Company liquidity or capital needs would require dividends from the Bank or external capital. Failure to meet regulatory requirements for any future dividends from the Bank to the Company, or to receive dividends in amounts deemed satisfactory by the Company, could cause the Company to require other sources of liquidity for its needs in 2014 and beyond. Further information about the Company’s liquidity position is available on page 20 in the “Management Discussion & Analysis – Liquidity and Capital Resources” section of the Annual Report incorporated by reference in Part II, Item 7 of this Form 10-K.

Our allowance for loan losses may prove to be insufficient to absorb losses or appropriately reflect at any given time the inherent risk of loss in our loan portfolio.

Our non-performing assets remained elevated from pre-recession levels at $24.4 million, or 3.76% of total assets at December 31, 2013. Classified loans also remained at elevated levels at December 31, 2013 at $54.9 million, or 13.9% of total loans. Classified loans represent special mention, performing substandard and nonperforming loans. The elevated level of non-performing and classified loans was primarily due to the weak economic recovery and the continued difficulties in the real estate markets we primarily serve. If the economic recovery and/or the real estate markets do not continue to improve, these assets may not perform according to their terms and the value of the collateral may be insufficient to pay any remaining loan balance. If this occurs, we may experience losses or an increased risk of loss in our loan portfolio, which could have a negative effect on our results of operations. Like all financial institutions, we maintain an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety. Our allowance for loan losses may not be sufficient to cover actual loan losses or the inherent risk of loss in our loan portfolio, and future provision for loan losses could materially adversely affect our operating results.

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

Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed or properties intended for resale are not developed and sold), the borrower’s ability to repay the loan and the underlying collateral may be impaired. Commercial business loans to businesses that are dependent on the cash flow generated by the sale or leasing of real estate are similarly impacted. The Company’s commercial business and commercial real estate loan portfolios have experienced difficulties in recent years, which has adversely affected the Company’s results of operations and financial condition. At December 31, 2013, the Company classified $17.5 million of loans as non-performing, of which $15.2 million related to commercial business and commercial real estate loans. At December 31, 2013, total classified loans included $45.9 million of commercial business and commercial real estate loans. The Company may experience actual losses in respect of these classified loans and further increases in the level of classified loans in our loan portfolio that may require further increases in our provision for loan losses.

Declines in home values have decreased our loan originations and increased delinquencies and defaults, including in our commercial business and commercial real estate loans.

Declines in home values in our markets have adversely impacted and may continue to impact our results from operations. Like all financial institutions, the Company is subject to the effects of any economic downturn, and in particular, the significant decline in home values. More stringent lending standards implemented by the mortgage industry and the Company has made it more difficult for borrowers with marginal credit to qualify for a mortgage. This, along with overall weakness in the economy, has reduced the demand for single family homes and their corresponding value and has resulted in a decrease in new home equity loan originations and increased delinquencies and defaults in both the consumer home equity loan and residential real estate loan portfolios in recent years. The decline in the value of single family homes has also significantly impacted the delinquencies and defaults of our commercial real estate loans due to the decrease in estimated value of the underlying collateral and the inability of such commercial borrowers to generate cash flows from the related real estate development, which is often contingent upon the sale of such property. In the current environment, sales of these properties has been, and is anticipated to continue to be difficult. Commercial business loans to businesses that are dependent on the cash flow generated by the sale or renting of residential real estate are similarly impacted.

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

Due to the Company’s asset size, the provision for loan losses or charge offs associated with individual loans can be large relative to the Company’s earnings for a particular period. If one or a few relatively large loans become non-performing in a period and the Company is required to increase its loss reserves, or to write off principal or interest relative to such loans, the operating results for that period could be significantly adversely affected. The effect on results of operations for any given period from a change in the performance of a small number of loans may be disproportionately larger than the impact of such loans on the quality of the Company’s overall loan portfolio. In 2009, our internal loan limits were lowered to $4.5 million per borrower. However, existing borrowers with relationships over that limit were “grandfathered” in and it will take time to reduce the size of all existing relationships below the new limit. The Bank’s largest borrowing relationship had outstanding loans totaling $11.3 million and was performing at December 31, 2013.

The Company and the Bank operate in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations, including recent changes under federal law.

The Company and the Bank are subject to extensive examination, supervision and comprehensive regulation by federal bank regulatory agencies. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds, and the banking system and the financial system as a whole, and not holders of our common stock. These regulations affect our lending practices, capital structure, investment practices, dividend policy, and growth, among other things. See Item 1 “Business – Regulation and Supervision” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 incorporated by reference herein for information regarding regulation affecting the Bank and the Company.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and the Basel III reforms of the Basel Committee on Banking Supervision of the Bank for International Settlements (“Basel III”) continue to change the bank regulatory structure and to affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies, including the Bank and the Company. The Dodd-Frank Act transferred the regulatory powers of the former OTS to other agencies as of July 21, 2011 (the “Transfer Date”). The OCC became the primary federal regulator for the Bank and the FRB became the primary federal regulator for the Company and its nondepository subsidiaries, and rulemaking with respect to consumer financial protection functions was transferred to the CFPB. The Dodd-Frank Act provides that all orders, resolutions, determinations, agreements, and regulations, interpretive rules, other interpretations, guidelines, and other advisory materials issued, made, prescribed, or allowed to become effective by the OTS on or before the Transfer Date with respect to savings and loan holding companies and their non-depository subsidiaries, and with respect to savings associations, remain in effect and are enforceable until modified, terminated, set aside, or superseded in accordance with applicable law by the FRB or the OCC, as applicable, by any court of competent jurisdiction, or by operation of law. Accordingly, the Supervisory Agreement entered into by the Company with the OTS is enforced by the FRB.

The Dodd-Frank Act requires various federal agencies, including the FRB, the OCC and the CFPB, to adopt a broad range of new implementing rules and regulations. The federal agencies were given significant discretion in drafting the implementing rules and regulations, and many of the requirements called for in the Dodd-Frank Act are being implemented over the course of several years. The full impact of changes resulting from the Dodd-Frank Act and Basel III on our operations remains unclear. These changes and other changes in the regulatory landscape may significantly impact the profitability of business activities, require material changes to certain business practices, impose more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business.

The capital requirements of the Company and the Bank are affected by regulatory changes approved in final rules issued in July 2013 by the FRB and the OCC to establish an integrated regulatory capital framework for implementing Basel III and changes required by the Dodd-Frank Act. The new requirements become effective beginning January 1, 2015, with respect to the Company and the Bank. The new requirements, among other things, apply a strengthened set of capital requirements to both the Bank and the Company, including new requirements relating to common equity as a component of core capital and as a “capital conservation buffer” against risk, and a higher minimum core capital requirement, and revise the rules for calculating risk-weighted assets and capital for purposes of such requirements. The final rules make corresponding revisions to the prompt corrective action framework. The application of formal capital requirements to the Company, and more stringent capital requirements to the Bank, could, among other things, result in lower returns on invested capital, require the raising of additional capital, and result in regulatory actions if the Company or the Bank are unable to comply with such requirements or if they foresee that they may be unable to comply in the future. The Basel III Rules’ changes to methods of calculating assets and capital, including changes to risk weightings and the elements of (and deductions from) regulatory capital, could result in management modifying its business strategy and could further limit the Company’s ability to make distributions, including paying dividends or repurchasing shares of stock.

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

The FRB has announced that it will assess the condition, performance and activities of savings and loan holding companies in a manner that is consistent with its established risk-based approach regarding bank holding company supervision to ensure that savings and loan holding companies are effectively supervised and can serve as a source of strength for, and do not threaten the soundness of, subsidiary depository institutions such as the Bank.

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

Further, our regulators have significant discretion and authority to prevent or remedy unsafe or unsound practices or violations of laws by financial institutions and holding companies in the performance of their supervisory and enforcement duties. Examples include limits on payment of dividends by banks and regulations governing compensation. Regulation of dividends may limit the liquidity of the Company and restrictions on compensation may adversely affect our ability to attract and retain employees. See the other risk factors included herein and incorporated by reference for a discussion of risks related to the Company’s Supervisory Agreement to which we have become subject, and for a discussion of other restrictions to which the Company and the Bank are subject.

We have a recent history of losses and earning asset contraction, our continued high level of classified and nonperforming assets, accruing and unpaid preferred stock dividends and regulatory restrictions make the sustainability of our return to profitability and ability to grow uncertain.

We had net income in the years ended December 31, 2013 and 2012, but experienced net losses in each of the previous four calendar years during the four-year period ended December 31, 2011. These losses have been primarily due to loan losses in our commercial loan portfolios. We continue to have relatively high levels of nonperforming and other classified assets that pose a risk to our interest income, capital and liquidity. Unpaid and accruing dividends on our outstanding preferred stock have significantly reduced the net income (loss), available to common stockholders since February 2011. In addition, in order to improve our capital ratios, we have significantly contracted the size of the Bank through reductions in assets, primarily loans, and in liabilities, primarily brokered deposits and advances. Total assets have decreased $232 million and brokered deposits and advances decreased $222 million in the three year period ended December 31, 2013. These reductions in assets and liabilities have correspondingly reduced the base of earning assets from which we realize our primary source of income, net interest income. Other regulatory actions, including the Company Supervisory Agreement, restrict, among other things, Company dividends and compensation and the incurrence of Company debt. Our failure fully to comply with the Company Supervisory Agreement may result in the imposition of additional restrictions. These factors may make it more difficult for us to sustain profitable operations and earnings growth that inure to the benefit of our common stockholders.

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

In February 2011, the Company suspended payment of regular quarterly cash dividends on its series A preferred stock following discussions with the OTS in order to preserve cash for potential future needs. Further, pursuant to the Company’s Supervisory Agreement, the Company may not declare or pay any cash dividends, including those on the series A preferred stock, without the consent of the OCC. The Company intends to re-evaluate the deferral of these dividend payments periodically in consultation with the OCC, taking into account the Company’s financial condition, applicable legal restrictions and other relevant factors. Under the terms of the series A preferred stock, the Company is required to pay dividends on a quarterly basis compounding at a per annum rate of 5% for the first five years, after which the dividend rate automatically increases to 9%. As of February 15, 2014, the dividends on the series A preferred stock have not been paid for 13 quarterly periods and accumulated and unpaid compounded dividends aggregated $4.6 million. Due to this failure to pay preferred stock dividends, under the certificate of designations relating to the preferred stock, the total number of positions on the Company’s board of directors automatically has been increased by two, and the holders of the series A preferred stock have the right, at the next annual or special meeting of stockholders, to elect two individuals to serve in the new director positions; provided, that no person may be elected as a series A preferred stock director who would cause the Company to violate any corporate governance requirements of any securities exchange or other trading facility on which its securities may then be listed or traded. This right and the terms of such directors would end if we paid in full all accrued and unpaid dividends for all past dividend periods. We have been advised by the FRB that the investors that hold substantially all of the series A preferred stock have, as a condition to their investment in the series A preferred stock, entered into passivity commitments with the FRB pursuant to which they have, among other things, waived, unless they obtain prior FRB consent, the right to elect representatives to our board of directors. We are not a party to any such agreement, and the FRB may waive any such restriction in its discretion, without consultation with the Company. In any such event, the holders of the series A preferred stock would, unless we have fully satisfied all accrued and unpaid dividends thereon, have the right to elect up to two representatives to our board of directors.

Further, the Company cannot declare or pay a dividend or make any distribution on our common stock, so long as any shares of our series A preferred stock remain outstanding, unless all accrued and unpaid dividends for all prior dividend periods have been paid or are contemporaneously declared and paid in full on our series A preferred stock, other than a dividend payable solely in common stock. In addition, while we are in arrears in the payment of preferred stock dividends we may not redeem, purchase or acquire any shares of our common stock or other capital stock ranking junior to the preferred stock, with limited exceptions. These restrictions limit our ability to manage our capital resources generally and, specifically, to return capital to our common stockholders, and may adversely affect the value of an investment in our common stock.

Our compensation expense may increase materially following Treasury’s sale of the series A preferred stock.

As a result of our participation in the CPP, among other things, during the period Treasury owned the series A preferred stock, we were subject to Treasury’s standards for executive compensation and corporate governance. As a result of Treasury’s sale of the series A preferred stock, these executive compensation and corporate governance standards are no longer applicable. As a result of this change and subject to other factors, including earnings and cash flow and the application of other regulatory restrictions under the Company Supervisory Agreement, our compensation expense for our executive officers and other senior employees may increase materially.

Changes in interest rates could negatively impact the Company’s results of operations.

The earnings of the Company are primarily dependent on net interest income, which is the difference between interest earned on loans and investments and interest paid on interest-bearing liabilities such as deposits and borrowings. Interest rates are highly sensitive to many factors, including government monetary and fiscal policies and domestic and international economic and political conditions. Conditions such as inflation, recession, unemployment, money supply, government borrowing and other factors beyond management’s control may also affect interest rates. If the Company’s interest-earning assets mature, reprice or prepay more quickly than interest-bearing liabilities in a given period, a decrease in market interest rates could adversely affect net interest income. Likewise, if interest-bearing liabilities mature or reprice, or, in the case of deposits, are withdrawn by the accountholder, more quickly than interest-earning assets in a given period, an increase in market interest rates could adversely affect net interest income. Given the Company’s mix of assets and liabilities as of December 31, 2013, a falling interest rate environment would negatively impact the Company’s results of operations. The effect on our deposits of decreases in interest rates generally lags the effect on our assets. The lagging effect of deposit rate changes is primarily due to the Bank’s deposits that are in the form of certificates of deposit, which do not re-price immediately when the federal funds rate changes.

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

The Company has a number of large deposit customers that maintain balances in checking and money market accounts at the Bank. At December 31, 2013, there were $110 million in checking and money market accounts of customers in the ethanol industry that have relationship balances greater than $5 million. The ability to attract and retain these types of deposits has a positive effect on the Company’s net interest margin as they provide a relatively low cost of funds to the Company compared to certificates of deposits or advances. If these depositors were to withdraw these funds and the Bank was not able to replace them with similar types of deposits, the Banks cost of funds would increase and the Company’s results of operation would be negatively impacted.

We are subject to the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to material penalties.

The Community Reinvestment Act (CRA) and fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. A successful challenge to an institution’s performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on mergers and acquisitions activity, and restrictions on expansion activity. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. The Bank has implemented policies and procedures designed to ensure compliance with such laws and regulations, but any noncompliance could lead to regulatory actions that could result in material penalties or sanctions.

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

During the year ended December 31, 2013, the closing price of our common stock on The NASDAQ Global Market ranged from $2.99 to $10.98 per share, and over the period from January 1, 2010 to December 31, 2013 it has ranged from $1.50 to $10.98. Our closing sale price on December 31, 2013 was $10.57 per share and on February 19, 2014 was $12.31 per share. Our stock generally trades in low volumes and its price may fluctuate in response to a number of events and factors, including, but not limited to, variations in operating results, litigation or governmental and regulatory proceedings, market perceptions of our financial reporting, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions.

We may issue additional stock, or reissue shares of treasury stock, without shareholder consent.

We have authorized 16,000,000 shares of common stock, of which 9,128,662 shares were issued and outstanding, 4,704,313 shares were held as treasury stock, and 6,871,338 shares were unissued, as of December 31, 2013. We also had 833,333 shares reserved for issuance pursuant to outstanding warrants, 60,540 shares reserved for issuance pursuant to outstanding options and 121,053 shares reserved for issuance pursuant to our equity incentive plans. The board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares and to reissue all of the treasury shares. Additional shares may be issued, or treasury shares reissued, in connection with future financing, acquisitions, employee stock plans, or otherwise. Any such issuance, or reissuance, will dilute the percentage ownership of existing stockholders. We are also currently authorized to issue up to 500,000 shares of preferred stock. As of December 31, 2013, there were 26,000 shares issued and outstanding of our series A preferred stock. These shares have a preference in payment of dividends and proceeds of any liquidation relative to our common stock. Under our certificate of incorporation, our board of directors can issue additional preferred stock in one or more series and fix the terms of such stock without shareholder approval. Preferred stock may include the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions. The issuance of preferred stock could adversely affect the rights of the holders of common stock and reduce the value of the common stock. In addition, specific rights granted to holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party.

Future sale of shares of our common stock in the public market upon exercise of the outstanding warrant could depress our stock price.

Shares issuable upon exercise of the warrant issued to Treasury in connection with its purchase of the series A preferred stock represented beneficial ownership of approximately 16% of our common stock as of December 31, 2013. We are obligated to register the resale of the warrant and underlying common stock under the Securities Act of 1933 and these securities may also be eligible for sale publicly under rule 144 under the Securities Act of 1933 in certain circumstances. Sales of substantial amounts of our common stock, whether under the foregoing registration statement or otherwise, or the perception that those sales could occur may adversely affect the market price of our common stock.

Our ability to pay dividends on or repurchase our common stock is significantly restricted; we have not paid a dividend on our common stock since 2008 and our current financial condition and results of operations and accrued and unpaid preferred dividends make payment of any such dividend unlikely in the foreseeable future.

We are a stock savings bank holding company and our operations are conducted primarily by our banking subsidiary, Home Federal Savings Bank. Since we receive substantially all of our revenue from dividends from our banking subsidiary, our ability to pay dividends on our common stock depends on our receipt of dividends from our banking subsidiary. Dividend payments from our banking subsidiary are subject to legal and regulatory limitations. The ability of our banking subsidiary to pay dividends to us is also subject to its profitability, financial condition, capital expenditures and other cash flow requirements. There is no assurance that our banking subsidiary will be able to pay dividends to us in the future or that we will generate adequate cash flow to pay dividends in the future. The inability to receive dividends from our banking subsidiary could have an adverse affect on our business and financial condition.

On October 20, 2008, we announced that our board of directors had decided to suspend the payment of quarterly cash dividends on shares of Company common stock. Further, the Company has entered into the Company Supervisory Agreement which prohibits the declaration or payment of any cash dividend or repurchase or redemption of any equity stock of the Company without advance notice to the applicable banking regulator and receipt of written non-objection therefrom.

In addition, so long as any shares of our series A preferred stock remain outstanding, unless all accrued and unpaid dividends for all prior dividend periods have been paid or are contemporaneously declared and paid in full on our series A preferred stock, we may not pay or declare any dividend on our common stock or other junior stock, other than a dividend payable solely in common stock. Holders of shares of series A preferred stock are entitled to receive cumulative compounding cash dividends at a stated rate per annum of 5% per share on a liquidation preference of $1,000 per share of series A preferred stock with respect to each dividend period from December 23, 2008 to, but excluding, February 15, 2014. From and after February 15, 2014, holders of shares of series A preferred stock are entitled to receive cumulative compounding cash dividends at a stated rate per annum of 9% per share on a liquidation preference of $1,000 per share of series A preferred stock. Beginning with the dividend payment due February 15, 2011, the Company has failed to make any required series A preferred stock dividend payment. As of February 15, 2014, the aggregate accrued and unpaid series A preferred dividends (including applicable compounding) totaled $4.6 million. Any such series A preferred dividend which is accrued and unpaid is senior in right of payment to any common stock dividend and must be satisfied in full before any common stock dividend or distribution may be made.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company leases its corporate office in Rochester, Minnesota and owns the buildings and land for 7 of its 9 full service branches. The remaining two full service branches and one loan origination office are leased. These leased offices are located at 1016 Civic Center Drive NW, Rochester, Minnesota, and 2805 Dodd Road, Suite 160, Eagan, Minnesota. Of the two private banking offices, one is leased and is located at 100 1st Ave Bldg., Suite 200, Rochester, Minnesota, while the other location at 2048 Superior Dr., Suite 400, Rochester, Minnesota is owned by the Company. The Company’s loan origination office is located at 50 14th Avenue East, Suite 100, Sartell, Minnesota. The Bank uses all properties and they are all located in Minnesota, except for one full service branch located in Iowa.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company is party to legal proceedings arising out of its lending and deposit operations. The Company is, and expects to become, engaged in a number of foreclosure proceedings and other collection actions as part of its collection activities. Litigation is often unpredictable and the actual results of litigation cannot be determined with any certainty. Based on our current understanding of these pending legal proceedings, management does not believe that judgments or settlements arising from pending or threatened litigation matters, individually or in the aggregate, would have a material adverse effect on the consolidated financial position, operating results or cash flows of the Company.

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

The Bank also entered into a written Supervisory Agreement with the OTS, effective February 22, 2011. The Bank Supervisory Agreement replaced the prior memorandum of understanding that the Bank entered into with the OTS on December 9, 2009. The Office of the Comptroller of the Currency (OCC), as successor to the OTS’ role as regulator of the Bank, terminated this agreement effective February 11, 2014. Under the Bank Supervisory Agreement, the Bank was required to submit periodic business plans and reports to the OCC and could not, without the prior consent of the OCC, declare or pay any cash dividends, increase its total assets during any quarter in excess of the amount of the net interest credited on deposit liabilities during the prior quarter, enter into any new contractual arrangement or renew or extend any existing arrangement related to compensation or benefits with any directors or officers, make any golden parachute payments, or enter into any significant contracts with a third party service provider.

The Company and Bank timely submitted all plans and programs required by the Supervisory Agreements. The Company believes that it and the Bank were in compliance with all provisions of the Supervisory Agreements at December 31, 2013.

The foregoing is merely a summary of the material terms of the Supervisory Agreements and reference is made to the full text of the Supervisory Agreements which are set forth as Exhibits 10.1 and 10.2 to the Company’s Current Report on Form 8-K, dated February 10, 2011.

The OCC also established an individual minimum capital requirement (IMCR) for the Bank in 2011. The OCC terminated the IMCR effective February 11, 2014. An IMCR requires a bank to establish and maintain levels of capital greater than those generally required for a bank to be classified as “well-capitalized.” Effective December 31, 2011, the Bank was required to establish, and subsequently maintain, core capital at least equal to 8.5% of adjusted total assets, which was in excess of the Bank’s 7.14% core capital to adjusted total assets ratio at December 31, 2011. In February 2012, the Bank received a notice from the OCC arising out of its failure to establish and maintain its IMCR of 8.5% core capital to adjusted total assets at December 31, 2011. By April 30, 2012, the Bank submitted to the OCC a further written capital plan of how it would achieve and maintain its IMCR, and a contingency plan in the event the IMCR was not achieved through the Bank’s primary plan. As a result of a decrease in assets and improved financial results since December 31, 2011, the Bank’s core capital to adjusted total assets ratio improved to 12.22% at December 31, 2013.

Under applicable banking regulations, the failure to satisfy the terms of the Company Supervisory Agreement, and failure to otherwise comply with applicable requirements as they arise, could subject the Company, the Bank and its directors and officers to such restrictions, legal actions or sanctions as the OCC or FRB consider appropriate. Possible sanctions include, among others, (i) the imposition of one or more cease and desist orders requiring corrective action, which are enforceable directives that may address any aspect of the Company or Bank management, operations or capital, including requirements to change management, raise equity capital, dispose of assets or effect a change of control; (ii) civil money penalties; and (iii) downgrades in the capital adequacy status of the Company and the Bank.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Management's Annual Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under this framework, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013. The Company has not included an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our independent registered public accounting firm is not required to attest to management's report pursuant to Item 308(b) of Regulation S-K because the Company is not an accelerated filer or large accelerated filer.

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

ITEM 9b. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from the information under the caption “Executive Officers of the Registrant” in Part I of this report and under the captions “Board of Directors,” “Committees of the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Company’s fiscal year ended December 31, 2013.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the information under the caption “2013 Executive Compensation”, “Compensation Discussion”, “2013 Director Compensation”, and “Compensation Committee Interlocks and Insider Participation” in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Company’s fiscal year ended December 31, 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from the information under the captions “Security Ownership of Management and Certain Beneficial Owners” and “Other Equity Compensation Plan Information” in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Company’s fiscal year ended December 31, 2013.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR

                    INDEPENDENCE

The information required by this Item is incorporated by reference from the information under the captions “Proposal I – Election of Directors – Board of Directors” and “Corporate Governance – Committees of the Board of Directors; - Director Independence; - Related Person Transaction Approval Policy; and - Certain Transactions” in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Company’s fiscal year ended December 31, 2013.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from the information under the captions “Corporate Governance - Independent Registered Public Accounting Firm Fees” and “Approval of Independent Registered Public Accounting Firm Services and Fees” in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Company’s fiscal year ended December 31, 2013.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements

The following financial statements appearing in the Company's Annual Report, are incorporated herein by reference.

Annual Report Section	Pages in 2013 Annual Report
Consolidated Balance Sheets --
December 31, 2013 and 2012	27

Consolidated Statements of Comprehensive Income (Loss) --
Each of the Years in the Three-Year Period Ended December 31, 2013	28

Consolidated Statements of Stockholders’ Equity --
Each of the Years in the Three-Year Period Ended December 31, 2013	29

Consolidated Statements of Cash Flows --
Each of the Years in the Three-Year Period Ended December 31, 2013	30

Notes to Consolidated Financial Statements	31

Report of Independent Registered Public Accounting Firm	61

2.	Financial Statement Schedules

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

HMN FINANCIAL, INC.

Date: March 11, 2014	By:	/s/Bradley C. Krehbiel
Bradley C. Krehbiel,
President and CEO

Each of the undersigned hereby appoints Hugh C. Smith and Jon J. Eberle, and each of them (with full power to act alone), as attorneys and agents for the undersigned, with full power of substitution, for and in the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission under the Securities Act of 1934, as amended, any and all amendments and exhibits to this Form 10-K and any and all applications, instruments, and other documents to be filed with the Securities and Exchange Commission pertaining to this Form 10-K or any amendments thereto, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary or desirable. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 11, 2014.

Name	Title
/s/ Bradley C. Krehbiel	President and CEO
Bradley C. Krehbiel	(Principal Executive Officer)

/s/ Jon J. Eberle	Senior Vice President, Chief Financial Officer and Treasurer
Jon J. Eberle	(Principal Financial and Accounting Officer)

/s/ Hugh C. Smith	Chairman of the Board
Hugh C. Smith

/s/ Mark E. Utz	Director
Marl E. Utz

/s/ Michael J. Fogarty	Director
Michael J. Fogarty

/s/ Karen L. Himle	Director
Karen L. Himle

/s/ Wendy S. Shannon	Director
Wendy S. Shannon

/s/ Malcolm W. McDonald	Director
Malcolm W. McDonald

/s/ Bernard R. Nigon	Director
Bernard R. Nigon

/s/ Allen R. Berning	Director
Allen R. Berning

INDEX TO EXHIBITS

Exhibit Number	Exhibit	Filing Status
3.1	Amended and Restated Certificate of Incorporation	Filed Electronically
3.2	Amended and Restated By-laws	Incorporated by Reference (1)
4.1	Form of Common Stock Certificate	Incorporated by Reference (2)
4.2	Warrant to Purchase Common Stock, dated December 23, 2008	Incorporated by Reference (3)
10.2†	Form of Change in Control Agreement with executive officers	Incorporated by Reference (4)
10.3†	Directors Deferred Compensation Plan	Incorporated by Reference (5)
10.4†	HMN Financial, Inc. 2001 Omnibus Stock Plan	Incorporated by Reference (6)
10.5†	Form of Incentive Stock Option Agreement for HMN Financial, Inc. 2001 Omnibus Stock	Incorporated by Reference (7)
10.6†	Form of Non-Statutory Stock Option Agreement for HMN Financial, Inc. 2001 Omnibus Stock Plan	Incorporated by Reference (8)
10.7†	Form of Restricted Stock Agreement for HMN Financial, Inc. 2001 Omnibus Stock Plan	Incorporated by Reference (9)
10.8†	HMN Financial, Inc. Employee Stock Ownership Plan (as amended through February 26, 2008)	Incorporated by Reference (10)
10.9

Letter Agreement, dated December 23, 2008, including Securities Purchase Agreement—Standard Terms incorporated therein by reference, between HMN Financial, Inc. and the United States Department of the Treasury

Incorporated by Reference (11)
10.10†	Form of Agreement with Senior Executive Officer to Amend Certain Benefit Plans of the Company	Incorporated by Reference (12)
10.11†	Form of Waiver by Senior Executive Officers	Incorporated by Reference (13)
10.12†	HMN Financial, Inc. 2009 Equity Incentive Plan	Incorporated by Reference (14)
10.13†	Form of Restricted Stock Agreement under HMN Financial, Inc. 2009 Equity Incentive Plan	Incorporated by Reference (15)
10.14†	Form of Incentive Stock Option Agreement under HMN Financial, Inc. 2009 Equity Incentive Plan	Incorporated by Reference (16)
10.15†	Form of Non-Statutory Stock Option Agreement under HMN Financial, Inc. 2009 Equity Incentive Plan	Incorporated by Reference (17)
10.16†	Description of Retention Awards for Certain Executive Officers	Incorporated by Reference (18)
10.17	Supervisory Agreement between HMN Financial, Inc. and the Office of Thrift Supervision	Incorporated by Reference (19)
10.18	Supervisory Agreement between Home Federal Savings Bank and the Office of Thrift Supervision	Incorporated by Reference (20)
13	Portions of Annual Report to Security Holders incorporated by reference	Filed Electronically
21	Subsidiaries of Registrant	Filed Electronically
23	Consent of KPMG LLP	Filed Electronically
24	Powers of Attorney	Included with Signatures
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically
32	Section 1350 Certifications	Filed Electronically
99.1	Section 111(b)(4) Certifications of Chief Executive Officer	Filed Electronically
99.2	Section 111(b)(4) Certifications of Chief Financial Officer	Filed Electronically
101

Financial Statements of the Company from the Annual Report on Form 10-K for the year ended December 31, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Comprehensive Income (Loss), (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

Filed Electronically

†	Management contract or compensatory arrangemen
1	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated March 5, 2012 (File No. 0-24100).
2	Incorporated by reference to the same numbered exhibit to the Company’s Registration Statement on Form S-1 dated April 1, 1994 (File No. 33-77212).
3	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 19, 2008, filed on December 23, 2008 (File No. 0-24100).
4	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 27, 2008, filed on June 2, 2008 (File No. 0-24100).
5	Incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 1994 (File No. 0-24100).
6	Incorporated by reference to Exhibit B to the Company’s Proxy Statement for its Annual Meeting of Stockholders held on April 24, 2001 (File no. 0-24100).
7	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004 (File No. 0-24100).
8	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004 (File No. 0-24100).
9	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated January 24, 2005, filed on January 28, 2005 (File No. 0-24100).
10	Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2007 (File No. 0-24100).
11	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 19, 2008, filed on December 23, 2008 (File No. 0-24100).
12	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 19, 2008, filed on December 23, 2008 (File No. 0-24100).
13	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 19, 2008, filed on December 23, 2008 (File No. 0-24100).
14	Incorporated by reference to Exhibit A to the Company’s Proxy Statement for its Annual Meeting of Stockholders held on April 28, 2009 (File No. 0-24100).
15	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated May 6, 2009, filed on May 12, 2009 (File No. 0-24100).
16	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated May 6, 2009, filed on May 12, 2009 (File No. 0-24100).
17	Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K dated May 6, 2009, filed on May 12, 2009 (File No. 0-24100).
18	Incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2011 (File No. 0-24100).
19	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 10, 2011 filed on February 11, 2011 (File No. 0-24100).
20	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 10, 2011 filed on February 11, 2011 (File No. 0-24100).