Form 10-Q
period 2014-03-31
HMN FINANCIAL INC
filed 2014-05-09
CIK 921183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐          No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at April 21, 2014
Common stock, $0.01 par value	4,448,205

HMN FINANCIAL, INC.

PART I – FINANCIAL INFORMATION

Item 1 : Financial Statements

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands)	March 31, 2014	December 31, 2013
	(unaudited)
Assets
Cash and cash equivalents	$100,016	120,686
Securities available for sale:
Mortgage-backed and related securities (amortized cost $4,202 and $4,899)	4,462	5,213
Other marketable securities (amortized cost $98,784 and $103,788)	98,031	102,743
	102,493	107,956

Loans held for sale	1,425	1,502
Loans receivable, net	383,020	384,615
Accrued interest receivable	1,892	1,953
Real estate, net	6,439	6,898
Federal Home Loan Bank stock, at cost	777	784
Mortgage servicing rights, net	1,630	1,708
Premises and equipment, net	6,785	6,711
Prepaid expenses and other assets	1,282	698
Deferred tax asset, net	15,016	15,111
Total assets	$620,775	648,622

Liabilities and Stockholders’ Equity
Deposits	$522,383	553,930
Accrued interest payable	107	146
Customer escrows	1,119	614
Accrued expenses and other liabilities	9,940	8,257
Total liabilities	533,549	562,947
Commitments and contingencies
Stockholders’ equity:
Serial preferred stock ($.01 par value): Authorized 500,000 shares; issued shares 26,000	26,000	26,000
Common stock ($.01 par value): Authorized 16,000,000; issued shares 9,128,662	91	91
Additional paid-in capital	50,543	51,175
Retained earnings, subject to certain restrictions	73,465	72,211
Accumulated other comprehensive loss, net of tax	(493)	(674)
Unearned employee stock ownership plan shares	(2,755)	(2,804)
Treasury stock, at cost 4,680,457 and 4,704,313 shares	(59,625)	(60,324)
Total stockholders’ equity	87,226	85,675
Total liabilities and stockholders’ equity	$620,775	648,622

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013
Interest income:
Loans receivable	$5,070	6,028
Securities available for sale:
Mortgage-backed and related	50	94
Other marketable	254	139
Cash equivalents	52	33
Other	1	29
Total interest income	5,427	6,323

Interest expense:
Deposits	334	557
Federal Home Loan Bank advances	0	835
Total interest expense	334	1,392
Net interest income	5,093	4,931
Provision for loan losses	(1,610)	0
Net interest income after provision for loan losses	6,703	4,931

Non-interest income:
Fees and service charges	823	789
Loan servicing fees	261	248
Gain on sales of loans	346	678
Other	258	159
Total non-interest income	1,688	1,874

Non-interest expense:
Compensation and benefits	3,478	3,199
Loss (gain) on real estate owned	68	(19)
Occupancy	882	850
Deposit insurance	157	318
Data processing	246	355
Other	866	1,336
Total non-interest expense	5,697	6,039
Income before income tax expense	2,694	766
Income tax expense	1,062	25
Net income	1,632	741
Preferred stock dividends and discount	(532)	(476)
Net income available to common shareholders	$1,100	265
Other comprehensive income (loss), net of tax	$181	(146)
Comprehensive income attributable to common shareholders	$1,281	119
Basic earnings per common share	$0.27	0.07
Diluted earnings per common share	$0.24	0.06

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders' Equity

For the Three Month Period Ended March 31, 2014

(unaudited)

(Dollars in thousands)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Unearned Employee Stock Ownership Plan Shares	Treasury Stock	Total Stock- Holders’ Equity
Balance, December 31, 2013	$26,000	91	51,175	72,211	(674)	(2,804)	(60,324)	85,675
Net income				1,632				1,632
Other comprehensive income					181			181
Restricted stock awards			(699)				699	0
Amortization of restricted stock awards			56					56
Preferred stock dividends accrued				(378)				(378)
Earned employee stock ownership plan shares			11			49		60
Balance, March 31, 2014	26,000	91	50,543	73,465	(493)	(2,755)	(59,625)	87,226

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013
Cash flows from operating activities:
Net income	$1,632	741
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	(1,610)	0
Depreciation	131	273
Amortization of premiums, net	7	26
Amortization of deferred loan costs (fees)	5	(71)
Amortization of mortgage servicing rights	116	161
Capitalized mortgage servicing rights	(38)	(212)
Loss (gain) on real estate and premises	68	(19)
Gain on sales of loans	(346)	(678)
Proceeds from sale of loans held for sale	9,053	26,527
Disbursements on loans held for sale	(4,890)	(24,953)
Amortization of restricted stock awards	56	40
Amortization of unearned ESOP shares	49	48
Cancellation of vested restricted stock awards	0	(88)
Earned employee stock ownership shares priced above (below) original cost	11	(18)
Stock option compensation	0	1
Decrease in accrued interest receivable	61	48
Decrease in accrued interest payable	(39)	(74)
(Increase) decrease in other assets	(575)	99
Increase in other liabilities	1,299	11
Other, net	293	124
Net cash provided by operating activities	5,283	1,986
Cash flows from investing activities:
Principal collected on securities available for sale	699	1,738
Proceeds collected on maturities of securities available for sale	10,000	3,000
Purchases of securities available for sale	(5,003)	(10,034)
Redemption of Federal Home Loan Bank stock	7	0
Proceeds from sales of real estate and premises	136	572
Net (increase) decrease in loans receivable	(542)	18,973
Purchases of premises and equipment	(205)	(119)
Net cash provided by investing activities	5,092	14,130
Cash flows from financing activities:
Decrease in deposits	(31,550)	(27,316)
Increase in customer escrows	505	535
Net cash used by financing activities	(31,045)	(26,781)
Decrease in cash and cash equivalents	(20,670)	(10,665)
Cash and cash equivalents, beginning of period	120,686	83,660
Cash and cash equivalents, end of period	$100,016	72,995
Supplemental cash flow disclosures:
Cash paid for interest	$373	1,467
Cash paid for income taxes	0	155
Supplemental noncash flow disclosures:
Loans transferred to loans held for sale	3,742	509

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

(1)	HMN Financial, Inc.

HMN Financial, Inc. (HMN or the Company) is a stock savings bank holding company that owns 100 percent of Home Federal Savings Bank (the Bank). The Bank has a community banking philosophy and operates retail banking and loan production facilities in Minnesota and Iowa. The Bank has two wholly owned subsidiaries, Osterud Insurance Agency, Inc. (OIA), which offers financial planning products and services, and HFSB Property Holdings, LLC (HPH), which acts as an intermediary for the Bank in holding and operating certain foreclosed properties.

The consolidated financial statements included herein are for HMN, the Bank, OIA and HPH. All significant intercompany accounts and transactions have been eliminated in consolidation.

(2)	Basis of Preparation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of comprehensive income, consolidated statement of stockholders' equity and consolidated statements of cash flows in conformity with U.S. generally accepted accounting principles. However, all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The results of operations for the three-month period ended March 31, 2014 are not necessarily indicative of the results which may be expected for the entire year.

(3)	New Accounting Standards

In January 2014, the FASB issued ASU 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40) Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments in this ASU clarify when a repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. Under the amendment, physical possession occurs, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The ASU is intended to reduce diversity in practice and is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of this ASU in the first quarter of 2015 is not anticipated to have a material impact on the Company’s consolidated financial statements.

(4)	Derivative Instruments and Hedging Activities

The Company had commitments outstanding to extend credit to future borrowers that had not closed prior to the end of the quarter. The Company intends to sell these commitments, which are referred to as its mortgage pipeline. As commitments to originate or purchase loans enter the mortgage pipeline, the Company generally enters into commitments to sell the mortgage pipeline into the secondary market on a firm commitment or best efforts basis. The commitments to originate, purchase or sell loans on a firm commitment basis are derivatives and are recorded at market value. As a result of marking these derivatives to market for the period ended March 31, 2014, the Company recorded an increase in other assets of $9,000, an increase in other liabilities of $5,000 and a gain included in the gain on sales of loans of $4,000. As a result of marking these derivatives to market for the period ended March 31, 2013, the Company recorded an increase in other assets of $2,000, an increase in other liabilities of $4,000 and a loss included in the gain on sales of loans of $2,000.

The current commitments to sell loans held for sale are derivatives that do not qualify for hedge accounting. As a result, these derivatives are marked to market and the related loans held for sale are recorded at the lower-of-cost-or-market. The Company recorded an increase in other liabilities of $3,000 and a loss included in the gain on sales of loans of $3,000 for the period ended March 31, 2014. The Company recorded an increase in other liabilities of $11,000 and a loss included in the gain on sales of loans of $11,000 for the period ended March 31, 2013.

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

The following table summarizes the assets of the Company for which fair values are determined on a recurring basis as of March 31, 2014 and December 31, 2013.

	Carrying value at March 31, 2014

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale	$102,493	0	102,493	0
Mortgage loan commitments	10	0	10	0
Total	$102,503	0	102,503	0

	Carrying value at December 31, 2013

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale	$107,956	0	107,956	0
Mortgage loan commitments	2	0	2	0
Total	$107,958	0	107,958	0

There were no transfers between Levels 1, 2, or 3 during the three months ended March 31, 2014.

The Company may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from the application of the lower-of-cost-or-market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis that were still held at March 31, 2014 and December 31, 2013, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at March 31, 2014 and December 31, 2013.

	Carrying value at March 31, 2014
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Three months ended March 31, 2014 total gains (losses)
Loans held for sale	$1,425	0	1,425	0	24
Mortgage servicing rights	1,630	0	1,630	0	0
Loans(1)	13,671	0	13,671	0	(133)
Real estate, net(2)	6,439	0	6,439	0	(100)
Total	$23,165	0	23,165	0	(209)

	Carrying value at December 31, 2013
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Year ended December 31, 2013 total gains (losses)
Loans held for sale	$1,502	0	1,502	0	21
Mortgage servicing rights	1,708	0	1,708	0	0
Loans(1)	17,498	0	17,498	0	(1,728)
Real estate, net(2)	6,898	0	6,898	0	(429)
Total	$27,606	0	27,606	0	(2,136)

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

Generally accepted accounting principles require interim reporting period disclosure about the fair value of financial instruments, including assets, liabilities and off-balance sheet items for which it is practicable to estimate fair value. The fair value hierarchy level for each asset and liability, as defined in note 5, have been included in the following table for March 31, 2014. The fair value estimates are made based upon relevant market information, if available, and upon the characteristics of the financial instruments themselves. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based upon judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. The estimated fair value of the Company’s financial instruments as of March 31, 2014 and December 31, 2013 are shown below.

	March 31, 2014						December 31, 2013
			Fair value hierarchy						Fair value hierarchy
(Dollars in thousands)	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3	Contract amount	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3	Contract amount
Financial assets:
Cash and cash equivalents	$100,016	100,016	100,016				120,686	120,686	120,686
Securities available for sale	102,493	102,493		102,493			107,956	107,956		107,956
Loans held for sale	1,425	1,425		1,425			1,502	1,502		1,502
Loans receivable, net	383,020	383,925		383,925			384,615	388,263		388,263
Federal Home Loan Bank stock	777	777		777			784	784		784
Accrued interest receivable	1,892	1,892		1,892			1,953	1,953		1,953
Financial liabilities:
Deposits	522,383	522,383		522,383			553,930	553,930		553,930
Accrued interest payable	107	107		107			146	146		146
Off-balance sheet financial instruments:
Commitments to extend credit	10	10				126,248	2	2				126,871
Commitments to sell loans	(30)	(30)				2,527	(22)	(22)				2,025

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

	For the period ended March 31,
(Dollars in thousands)	2014			2013
Securities available for sale:	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Net unrealized gains (losses) arising during the period	$239	58	181	(146)	0	(146)
Other comprehensive income (loss)	$239	58	181	(146)	0	(146)

(8)	Securities Available For Sale

The following table shows the gross unrealized losses and fair values for the securities available for sale portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2014 and December 31, 2013.

				March 31, 2014
	Less than twelve months			Twelve months or more			Total
(Dollars in thousands)	# of Investments	Fair Value	Unrealized Losses	# of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Other marketable securities:
U.S. Government agency obligations	17	$81,627	(398)	0	$0	0	$81,627	(398)
Corporate preferred stock	0	0	0	1	315	(385)	315	(385)
Total temporarily impaired securities	17	$81,627	(398)	1	$315	(385)	$81,942	(783)

				December 31, 2013
	Less than twelve months			Twelve months or more			Total
(Dollars in thousands)	# of Investments	Fair Value	Unrealized Losses	# of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Other marketable securities:
U.S. Government agency obligations	20	$93,390	(637)	0	$0	0	$93,390	(637)
Corporate preferred stock	0	0	0	1	280	(420)	280	(420)
Total temporarily impaired securities	20	$93,390	(637)	1	$280	(420)	$93,670	(1,057)

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

The unrealized losses reported for corporate preferred stock at March 31, 2014 related to a single trust preferred security that was issued by the holding company of a small community bank. Typical of most trust preferred issuances, the issuer has the ability to defer interest payments for up to five years with interest payable on the deferred balance. In October 2009, the issuer elected to defer its scheduled interest payments as allowed by the terms of the security agreement. The issuer’s subsidiary bank has incurred operating losses due to increased provisions for loan losses but still meets the regulatory requirements to be considered “well capitalized” based on its most recent regulatory filing. Based on a review of the issuer, it was determined that the trust preferred security was not other-than-temporarily impaired at March 31, 2014. The Company does not intend to sell the preferred stock and has the intent and ability to hold it for a period of time sufficient to recover the temporary loss. Management believes that the Company will receive all principal and interest payments contractually due on the security and that the decrease in the market value is primarily due to a lack of liquidity in the market for trust preferred securities and the deferral of interest by the issuer. Management will continue to monitor the credit risk of the issuer and may be required to recognize other-than-temporary impairment charges on this security in future periods.

A summary of securities available for sale at March 31, 2014 and December 31, 2013 is as follows:

(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
March 31, 2014:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation (FHLMC)	$2,282	146	0	2,428
Federal National Mortgage Association (FNMA)	1,920	114	0	2,034
	4,202	260	0	4,462
Other marketable securities:
U.S. Government agency obligations	98,026	21	(398)	97,649
Corporate preferred stock	700	0	(385)	315
Corporate equity	58	9	0	67
	98,784	30	(783)	98,031
	$102,986	290	(783)	102,493

(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
December 31, 2013:
Mortgage-backed securities:
FHLMC	$2,749	183	0	2,932
FNMA	2,150	131	0	2,281
	4,899	314	0	5,213
Other marketable securities:
U.S. Government agency obligations	103,030	1	(637)	102,394
Corporate preferred stock	700	0	(420)	280
Corporate equity	58	11	0	69
	103,788	12	(1,057)	102,743
	$108,687	326	(1,057)	107,956

The following table indicates amortized cost and estimated fair value of securities available for sale at March 31, 2014 based upon contractual maturity adjusted for scheduled repayments of principal and projected prepayments of principal based upon current economic conditions and interest rates.

(Dollars in thousands)	Amortized Cost	Fair Value
Due less than one year	$65,758	65,557
Due after one year through five years	36,457	36,540
Due after five years through ten years	13	14
Due after ten years	758	382
Total	$102,986	102,493

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

(9)	Loans Receivable, Net

A summary of loans receivable at March 31, 2014 and December 31, 2013 is as follows:

(Dollars in thousands)	March 31, 2014	December 31, 2013
1-4 family	$75,240	76,467
Commercial real estate:
Residential developments	27,217	32,984
Other	167,525	161,466
	194,742	194,450
Consumer	53,518	53,423
Commercial business:
Construction industry	4,464	6,334
Other	64,206	65,375
	68,670	71,709
Total loans	392,170	396,049
Less:
Unamortized discounts	33	33
Net deferred loan fees	27	0
Allowance for loan losses	9,090	11,401
Total loans receivable, net	$383,020	384,615

(10)	Allowance for Loan Losses and Credit Quality Information

The allowance for loan losses is summarized as follows:

(Dollars in thousands)	1-4 Family	Commercial Real Estate	Consumer	Commercial Business	Total
Balance, December 31, 2013	$1,628	6,458	1,106	2,209	11,401
Provision for losses	84	(1,194)	101	(601)	(1,610)
Charge-offs	0	(935)	(31)	(1)	(967)
Recoveries	0	214	10	42	266
Balance, March 31, 2014	$1,712	4,543	1,186	1,649	9,090

Allocated to:
Specific reserves	$404	2,403	382	589	3,778
General reserves	1,224	4,055	724	1,620	7,623
Balance, December 31, 2013	$1,628	6,458	1,106	2,209	11,401

Allocated to:
Specific reserves	$407	1,342	448	275	2,472
General reserves	1,305	3,201	738	1,374	6,618
Balance, March 31, 2014	$1,712	4,543	1,186	1,649	9,090

Loans receivable at December 31, 2013:
Individually reviewed for impairment	$1,888	17,190	917	1,281	21,276
Collectively reviewed for impairment	74,579	177,260	52,506	70,428	374,773
Ending balance	$76,467	194,450	53,423	71,709	396,049

Loans receivable at March 31, 2014:
Individually reviewed for impairment	$2,442	11,824	979	898	16,143
Collectively reviewed for impairment	72,798	182,918	52,539	67,772	376,027
Ending balance	$75,240	194,742	53,518	68,670	392,170

The following table summarizes the amount of classified and unclassified loans at March 31, 2014 and December 31, 2013:

	March 31, 2014
	Classified					Unclassified
(Dollars in thousands)	Special Mention	Substandard	Doubtful	Loss	Total	Total	Total Loans
1-4 family	$729	5,627	322	0	6,678	68,562	75,240
Commercial real estate:
Residential developments	0	12,409	0	0	12,409	14,808	27,217
Other	5,165	5,871	0	0	11,036	156,489	167,525

Consumer	0	529	150	299	978	52,540	53,518
Commercial business:
Construction industry	0	398	0	0	398	4,066	4,464
Other	703	4,145	0	0	4,848	59,358	64,206
	$6,597	28,979	472	299	36,347	355,823	392,170

	December 31, 2013
	Classified					Unclassified
(Dollars in thousands)	Special Mention	Substandard	Doubtful	Loss	Total	Total	Total Loans
1-4 family	$738	6,987	322	0	8,047	68,420	76,467
Commercial real estate:
Residential developments	0	19,229	0	0	19,229	13,755	32,984
Other	5,337	13,092	0	0	18,429	143,037	161,466

Consumer	0	524	152	240	916	52,507	53,423
Commercial business:
Construction industry	0	401	0	0	401	5,933	6,334
Other	1,419	6,433	0	0	7,852	57,523	65,375
	$7,494	46,666	474	240	54,874	341,175	396,049

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

The aging of past due loans at March 31, 2014 and December 31, 2013 are summarized as follows:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
March 31, 2014
1-4 family	$1,135	0	954	2,089	73,151	75,240	0
Commercial real estate:
Residential developments	0	0	0	0	27,217	27,217	0
Other	17	0	0	17	167,508	167,525	0

Consumer	430	164	78	672	52,846	53,518	0
Commercial business:
Construction industry	0	0	0	0	4,464	4,464	0
Other	540	0	0	540	63,666	64,206	0
	$2,122	164	1,032	3,318	388,852	392,170	0
December 31, 2013
1-4 family	$1,542	128	322	1,992	74,475	76,467	0
Commercial real estate:
Residential developments	0	1,426	0	1,426	31,558	32,984	0
Other	0	0	0	0	161,466	161,466	0

Consumer	418	256	57	731	52,692	53,423	0
Commercial business:
Construction industry	0	1,934	0	1,934	4,400	6,334	0
Other	800	104	0	904	64,471	65,375	0
	$2,760	3,848	379	6,987	389,062	396,049	0

Impaired loans include loans that are non-performing (non-accruing) and loans that have been modified in a troubled debt restructuring (TDR). The following table summarizes impaired loans and related allowances as of March 31, 2014 and December 31, 2013:

	March 31, 2014			December 31, 2013
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans with no related allowance recorded:
1-4 family	$850	850	0	88	88	0
Commercial real estate:
Residential developments	7,113	11,739	0	8,257	13,636	0
Other	51	51	0	52	52	0
Consumer	471	475	0	487	491	0
Commercial business:
Construction industry	90	272	0	93	296	0
Other	0	0	0	0	0	0

Loans with an allowance recorded:
1-4 family	1,592	1,635	407	1,800	1,844	404
Commercial real estate:
Residential developments	3,785	4,966	1,184	7,994	12,725	2,260
Other	875	875	158	888	888	143
Consumer	508	508	448	429	429	382
Commercial business:
Construction industry	0	0	0	0	0	0
Other	808	1,360	275	1,188	1,984	589

Total:
1-4 family	2,442	2,485	407	1,888	1,932	404
Commercial real estate:
Residential developments	10,898	16,705	1,184	16,251	26,361	2,260
Other	926	926	158	940	940	143
Consumer	979	983	448	916	920	382
Commercial business:
Construction industry	90	272	0	93	296	0
Other	808	1,360	275	1,188	1,984	589
	$16,143	22,731	2,472	21,276	32,433	3,778

The following table summarizes the average recorded investment and interest income recognized on impaired loans during the three months ended March 31, 2014 and 2013:

	March 31, 2014		March 31, 2013
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance recorded:
1-4 family	$469	4	1,628	16
Commercial real estate:
Residential developments	7,685	13	9,550	31
Other	52	0	514	5
Consumer	479	2	322	1
Commercial business:
Construction/development	92	0	83	0
Other	0	0	19	0

Loans with an allowance recorded:
1-4 family	1,696	15	2,871	8
Commercial real estate:
Residential developments	5,890	13	15,007	13
Other	882	8	2,642	3
Consumer	469	2	1,445	10
Commercial business:
Construction/development	0	0	72	0
Other	998	8	2,250	8

Total:
1-4 family	2,165	19	4,499	24
Commercial real estate:
Residential developments	13,575	26	24,557	44
Other	934	8	3,156	8
Consumer	948	4	1,767	11
Commercial business:
Construction/development	92	0	155	0
Other	998	8	2,269	8
	$18,712	65	36,403	95

At March 31, 2014 and December 31, 2013, non-accruing loans totaled $12.4 million and $17.5 million, respectively, for which the related allowance for loan losses was $2.0 million and $3.4 million, respectively. The decrease in the related allowances during the first quarter of 2014 is due primarily to two related commercial real estate loans that were charged down and paid off during the period. All of the interest income that was recognized for non-accruing loans was recognized using the cash basis method of income recognition. Non-accruing loans for which no specific allowance has been recorded, because management determined that the value of the collateral was sufficient to repay the loan, totaled $7.4 million and $7.8 million at March 31, 2014 and December 31, 2013, respectively. Non-accrual loans also include certain loans that have had terms modified in a TDR.

The non-accrual loans at March 31, 2014 and December 31, 2013 are summarized as follows:

(Dollars in thousands)	March 31, 2014	December 31, 2013

1-4 family	$2,158	$1,602
Commercial real estate:
Residential developments	8,645	14,146
Other	576	403
Consumer	809	737
Commercial business:
Construction/development	90	93
Other	152	515
	$12,430	$17,496

At March 31, 2014 and December 31, 2013, there were loans included in loans receivable, net, with terms that had been modified in a TDR totaling $14.2 million and $19.2 million, respectively. For the loans that were restructured in the first quarter of 2014, no loans were classified but performing and $0.1 million were non-performing at March 31, 2014.

The following table summarizes troubled debt restructurings at March 31, 2014 and December 31, 2013:

	March 31, 2014			December, 31, 2013
(Dollars in thousands)	Accruing	Non- Accrual	Total	Accruing	Non- Accrual	Total
1-4 Family	$284	499	783	285	624	909
Commercial real estate	2,603	9,140	11,743	2,642	13,817	16,459
Consumer	170	582	752	180	533	713
Commercial business	656	267	923	673	475	1,148
	$3,713	10,488	14,201	3,780	15,449	19,229

There were no material commitments to lend additional funds to customers whose loans were restructured or classified as non-accrual at March 31, 2014 or December 31, 2013.

TDR concessions can include reduction of interest rates, extension of maturity dates, forgiveness of principal and/or interest due, or acceptance of real estate or other assets in full or partial satisfaction of the debt. Loan modifications are not reported as TDRs after 12 months if the loan was modified at a market rate of interest for comparable risk loans, and the loan is performing in accordance with the terms of the restructured agreement for the entire 12-month period. All loans classified as TDRs are considered to be impaired.

When a loan is modified as a TDR, there may be a direct, material impact on the loans within the balance sheet, as principal balances may be partially forgiven. The financial effects of TDRs are presented in the following table and represent the difference between the outstanding recorded balance pre-modification and post-modification, for the three-months ended March 31, 2014 and March 31, 2013.

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013

(Dollars in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
1-4 family	0	$0	$0	0	$0	$0
Commercial real estate:
Residential developments	0	0	0	0	0	0
Other	0	0	0	2	75	75
Consumer	2	93	94	4	114	115
Commercial business:
Construction industry	0	0	0	0	0	0
Other	0	0	0	0	0	0
Total	2	$93	$94	6	$189	$190

There were no loans that were restructured within the 12 months preceding March 31, 2014 and March 31, 2013 that defaulted during the three months ended March 31, 2014 and March 31, 2013.

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

TDRs are reviewed for impairment following the same methodology as other impaired loans. For loans that are collateral-dependent, the value of the collateral is reviewed and additional reserves may be added as needed. Loans that are not collateral-dependent may have additional reserves established if deemed necessary. The reserves for TDRs were $1.8 million, or 19.8%, of the total $9.1 million in loan loss reserves at March 31, 2014 and $2.9 million, or 25.6%, of the total $11.4 million in loan loss reserves at December 31, 2013.

(11)	Investment in Mortgage Servicing Rights

A summary of mortgage servicing activity is as follows:

(Dollars in thousands)	Three Months ended March 31, 2014	Twelve Months ended December 31, 2013	Three Months ended March 31, 2013
Balance, beginning of period	$1,708	1,732	1,732
Originations	38	568	212
Amortization	(116)	(592)	(161)
Balance, end of period	$1,630	1,708	1,783
Fair value of mortgage servicing rights	$2,739	2,801	2,395

All of the loans being serviced were single family loans under the FNMA individual loan sale program. The following is a summary of the risk characteristics of the loans being serviced at March 31, 2014.

(Dollars in thousands)	Loan Principal Balance	Weighted Average Interest Rate	Weighted Average Remaining Term (months)	Number of Loans
Original term 30 year fixed rate	$203,085	4.35%	300	1,738
Original term 15 year fixed rate	117,459	3.40	143	1,326
Adjustable rate	198	3.88	320	5

The gross carrying amount of mortgage servicing rights and the associated accumulated amortization at March 31, 2014 is presented in the following table. Amortization expense for mortgage servicing rights was $116,000 and $161,000 for the three months ended March 31, 2014 and 2013, respectively.

	March 31, 2014
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Unamortized Mortgage Servicing Rights
Mortgage servicing rights	$3,621	(1,991)	1,630
Total	$3,621	(1,991)	1,630

	March 31, 2013
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Unamortized Mortgage Servicing Rights
Mortgage servicing rights	$2,494	(711)	1,783
Total	$2,494	(711)	1,783

The following table indicates the estimated future amortization expense for amortized mortgage servicing rights:

(Dollars in thousands)
Year ending December 31,
2014	$316
2015	404
2016	357
2017	267
2018	164
Thereafter	122
$1,630

Projections of amortization are based on existing asset balances and the existing interest rate environment as of March 31, 2014. The Company’s actual experience may be significantly different depending upon changes in mortgage interest rates and other market conditions.

(12)	Earnings per Common Share

The following table reconciles the weighted average shares outstanding and the earnings available to common shareholders used for basic and diluted earnings per share:

(Dollars in thousands, except per share data)	Three months ended March 31,
	2014	2013
Weighted average number of common shares outstanding used in basic earnings per common share calculation	4,038,817	3,996,297
Net dilutive effect of:
Restricted stock awards	548,527	115,507
Weighted average number of shares outstanding adjusted for effect of dilutive securities	4,587,344	4,111,804
Income available to common shareholders	$1,100	265
Basic earnings per common share	$0.27	0.07
Diluted earnings per common share	$0.24	0.06

(13)	Regulatory Capital and Oversight

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

The Bank entered into a written Supervisory Agreement with the OTS, effective February 22, 2011, that primarily related to the Bank’s financial performance and credit quality issues. In addition, the OCC established an Individual Minimum Capital Requirement (IMCR) for the Bank, effective December 31, 2011. An IMCR requires a bank to establish and maintain levels of capital greater than those generally required for a bank to be classified as “well-capitalized.” Effective February 11, 2014, the OCC terminated the Supervisory Agreement and the IMCR to which the Bank was subject.

The Company also entered into a written Supervisory Agreement with the OTS effective February 22, 2011. This agreement replaced the prior memorandum of understanding that the Company entered into with its primary regulator on December 9, 2009. As required by the Supervisory Agreement, the Company submitted an updated two year consolidated capital plan in January of 2014. The Company was required to operate within the parameters of that capital plan and was required to monitor and submit periodic reports on its compliance with the plan. In addition, without the consent of the FRB, the Company could not incur or issue any debt, guarantee the debt of any entity, declare or pay any cash dividends or repurchase any of the Company’s capital stock, enter into any new contractual arrangement or renew or extend any existing arrangement related to compensation or benefits with any director or officer, or make any golden parachute payments. The Company believes it was in compliance with all requirements of its Supervisory Agreement at March 31, 2014. Effective May 1, 2014, the FRB terminated the Supervisory Agreement to which the Company was subject.

Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Tier I (Core) capital, and Risk-based capital (as defined in the regulations) to total assets (as defined).

On March 31, 2014, the Bank’s tangible assets were $619.5 million, its adjusted total assets were $609.0 million and its risk-weighted assets were $383.4 million. The following table presents the Bank’s capital amounts and ratios at March 31, 2014 for actual capital, required capital and excess capital, including ratios in order to qualify as being well capitalized under the Prompt Corrective Actions regulations.

	Actual		Required to be Adequately Capitalized		Excess Capital		To Be Well Capitalized Under Prompt Corrective Action Provisions(1)
(Dollars in thousands)	Amount	Percent of Assets(2)	Amount	Percent of Assets (2)	Amount	Percent of Assets(2)	Amount	Percent of Assets(2)
Bank stockholder’s equity	$90,227
Less:
Net unrealized loss (gain) on certain securities available for sale	493
Disallowed servicing and tax assets	(11,064)
Tier I or core capital	79,656
Tier I capital to adjusted total assets		13.08%	$24,359	4.00%	$55,297	9.80%	$30,449	5.00%
Tier I capital to risk-weighted assets		20.78%	$15,336	4.00%	$64,320	16.78%	$23,004	6.00%
Plus:
Allowable allowance for loan losses	4,846
Risk-based capital	$84,502		$30,672		$53,830		$38,341
Risk-based capital to risk- weighted assets		22.04%		8.00%		14.04%		10.00%

(1)	Under the recently issued final rules, revised requirements will be phased in commencing January 1, 2015, as described below.
(2)	Based upon the Bank’s adjusted total assets for the purpose of the tangible and core capital ratios and risk-weighted assets for the purpose of the risk-based capital ratio.

Management believes that, as of March 31, 2014, the Bank’s capital ratios were in excess of those quantitative capital ratio standards set forth under the current prompt corrective action regulations described above. However, there can be no assurance that the Bank will continue to maintain such status in the future, under the current rules or new rules described below. The OCC has extensive discretion in its supervisory and enforcement activities, and can adjust the requirement to be “well-capitalized” in the future.

The capital requirements of the Company and the Bank will be affected in the future by regulatory changes approved in the final rules issued in July 2013 by the FRB and the OCC to establish an integrated regulatory capital framework for implementing the Basel III reforms of the Basel Committee on Banking Supervision for the Bank of International Settlements. The new requirements, which will be effective beginning on January 1, 2015, will, among other things, apply a strengthened set of capital requirements to both the Bank and the Company, including new requirements relating to common equity as a component of core capital and as a “capital conservation buffer” against risk, and a higher minimum core capital requirement, and will revise the rules for calculating risk-weighted assets for purposes of such requirements. The final rules make corresponding revisions to the prompt corrective action framework. Under the final rules, certain changes including the new capital ratio and buffer requirements will be phased in incrementally, with full implementation scheduled for January 1, 2019. The Company is still evaluating the impact that these requirements will have on the Company’s and Bank’s capital positions effective January 1, 2015.

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

On April 11, 2014, the Company announced that its Board of Directors declared a dividend of $201.71 per share on the Company’s outstanding Preferred Stock. The amount of the dividend represents all accrued and unpaid dividends on the Preferred Stock for all past dividend periods and for the dividend period ending on May 14, 2014. The dividend of $5.2 million will be payable on May 15, 2014 to holders of record of the Preferred Stock on April 9, 2014. Also on April 11, 2014, the Company announced that it will redeem 10,000 shares of the Preferred Stock on a pro rata basis from holders of record of the Preferred Stock on April 9, 2014. The effective date of the redemption will be May 15, 2014. Giving effect to the dividend to be paid on the same date, the redemption price per share will be $1,000. Following the $10 million redemption, 16,000 shares of Preferred Stock will remain outstanding. The Company has requested and received all applicable approvals from regulatory authorities to pay the Preferred Stock dividend and effect the partial redemption of Preferred Stock.

The reduction in the number of outstanding shares of Preferred Stock will, from and after May 15, 2014, reduce the quarterly Preferred Stock dividend accrual from $585,000 to $360,000. Payment of all previously-deferred accrued and unpaid dividends will terminate the current right of holders of Preferred Stock to appoint any person to the Company’s board of directors.

Treasury continues to hold the warrant to purchase 833,333 shares of the Company’s common stock at an exercise price of $4.68, which Treasury may sell in its discretion at any time, subject to applicable securities laws and the Company’s right to repurchase the warrant at fair market value under the terms of the Company’s agreements with Treasury. The warrant may be exercised at any time over its ten-year term, which expires on December 23, 2018, and Treasury has agreed not to exercise any voting rights received by acquiring common stock on the exercise of the warrant.

(15)	Commitments and Contingencies

The Bank issued standby letters of credit which guarantee the performance of customers to third parties. The standby letters of credit issued and available at March 31, 2014 were approximately $1.1 million, expire over the next two years, and are collateralized primarily with commercial real estate mortgages. Since the conditions under which the Bank is required to fund the standby letters of credit may not materialize, the cash requirements are expected to be less than the total outstanding commitments.

(16)	Business Segments

The Bank has been identified as a reportable operating segment in accordance with the provisions of ASC 280. HMN did not meet the quantitative thresholds for determining reportable segments and, therefore, is included in the “Other” category.

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

(Dollars in thousands)	Home Federal Savings Bank	Other	Eliminations	Consolidated Total
At or for the quarter ended March 31, 2014:
Interest income - external customers	$5,427	0	0	5,427
Non-interest income - external customers	1,688	0	0	1,688
Intersegment interest income	0	0	0	0
Intersegment non-interest income	45	1,714	(1,759)	0
Interest expense	334	0	0	334
Non-interest expense	5,534	208	(45)	5,697
Income tax expense (benefit)	1,188	(126)	0	1,062
Net income	1,714	1,632	(1,714)	1,632
Total assets	619,809	92,262	(91,296)	620,775

At or for the quarter ended March 31, 2013:
Interest income - external customers	$6,323	0	0	6,323
Non-interest income - external customers	1,874	0	0	1,874
Intersegment interest income	0	1	(1)	0
Intersegment non-interest income	46	983	(1,029)	0
Interest expense	1,393	0	(1)	1,392
Non-interest expense	5,865	220	(46)	6,039
Income tax expense	0	25	0	25
Net income	985	739	(983)	741
Total assets	626,896	64,746	(64,556)	627,086

HMN FINANCIAL, INC.

Item 2:	MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Information

This quarterly report and other reports filed by the Company with the Securities and Exchange Commission may contain forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are often identified by such forward-looking terminology as “expect,” “intend,” “look,” “believe,” “anticipate,” “estimate,” “project,” “seek,” “may,” “will,” “would,” “could,” “should,” “trend,” “target,” and “goal” or similar statements or variations of such terms and include, but are not limited to, those relating to increasing our core deposit relationships, improving credit quality, reducing non-performing assets, reducing expense and generating improved financial results; the adequacy and amount of available liquidity and capital resources to the Bank; the Company’s liquidity and capital requirements; our expectations for core capital and our strategies and potential strategies for improvement thereof; changes in the size of the Bank’s loan portfolio; the amount and mix of the Bank’s non-performing assets and the appropriateness of the allowance therefor; future losses on non-performing assets; the amount of interest-earning assets; the amount and mix of brokered and other deposits; the availability of alternate funding sources; the payment of dividends by HMN, including the announced Preferred Stock dividend; the future outlook for the Company; the amount of deposits that will be withdrawn from checking and money market accounts and how the withdrawn deposits will be replaced; the projected changes in net interest income based on rate shocks; the range that interest rates may fluctuate over the next twelve months; the net market risk of interest rate shocks; the future outlook for the issuer trust preferred securities held by the Bank; the ability of the Bank to pay dividends to HMN and the redemption of any outstanding Preferred Stock, including the announced partial redemption of outstanding Preferred Stock; evaluation of any future redemption of any outstanding Preferred Stock and the factors upon which such matter is likely to depend; the ability to remain well capitalized under revised capital rules; and compliance by the Company and the Bank with regulatory standards generally (including the Bank’s status as “well-capitalized”) and other supervisory directives or requirements to which the Company or the Bank are or may become expressly subject, specifically, and possible responses of the Office of the Comptroller of the Currency (OCC), Federal Reserve Bank (FRB), the Bank, and the Company to any failure to comply with any such regulatory standard, directive or requirement.

A number of factors could cause actual results to differ materially from the Company’s assumptions and expectations. These include but are not limited to the adequacy and marketability of real estate and other collateral securing loans to borrowers; federal and state regulation and enforcement; possible legislative and regulatory changes, including changes to regulatory capital rules; the ability of the Company and the Bank to obtain required consents from the OCC and FRB, as applicable, under applicable regulatory directives; the ability of the Bank to comply with other applicable regulatory capital requirements; enforcement activity of the OCC and FRB in the event of our non-compliance with any applicable regulatory standard, directive or requirement; adverse economic, business and competitive developments such as shrinking interest margins, reduced collateral values, deposit outflows, changes in credit or other risks posed by the Company’s loan and investment portfolios, changes in costs associated with alternate funding sources, including changes in collateral advance rates and policies of the Federal Home Loan Bank, technological, computer-related or operational difficulties, results of litigation, and reduced demand for financial services and loan products; changes in accounting policies and guidelines, or monetary and fiscal policies of the federal government or tax laws; international economic developments; the Company’s access to and adverse changes in securities markets; the market for credit related assets; the future operating results, financial condition, cash flow requirements and capital spending priorities of the Company and the Bank; the availability of internal and, as required, external sources of funding; or other significant uncertainties. Additional factors that may cause actual results to differ from the Company’s assumptions and expectations include those set forth in the Company’s most recent filings on Forms 10-K and 10-Q with the Securities and Exchange Commission. All forward-looking statements are qualified by, and should be considered in conjunction with, such cautionary statements. For additional discussion of the risks and uncertainties applicable to the Company, see the “Risk Factors” sections of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and Part II, Item 1A of its Quarterly Reports on Form 10-Q.

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

Between 2008 and 2011, the Company’s commercial business and commercial real estate loan portfolios required significant charge-offs due primarily to decreases in the estimated value of the underlying collateral supporting the loans, as many of these loans were made to borrowers in or associated with the real estate industry. The decrease in the estimated collateral value was primarily the result of reduced demand for real estate, particularly as it related to single-family and commercial land developments. More stringent lending standards implemented by the mortgage industry in recent years have made it more difficult for some borrowers with marginal credit to qualify for a mortgage. This decrease in available credit and the overall weakness in the economy reduced the demand for single family homes and the values of existing properties and developments where the Company’s commercial loan portfolio had concentrations. Consequently, our level of non-performing assets and the related provision for loan losses increased significantly during these years, relative to prior periods. The increased levels of non-performing assets, related provisions for loan losses and loan charge-offs, expenses associated with real estate owned, and the valuation allowance established against deferred taxes arising from the adverse operating results, were the primary reasons for the net losses incurred by the Company in each of the years 2008 through 2011. Beginning in 2012 and continuing into 2014, commercial real estate values stabilized and the economy improved and fewer charge-offs were recorded than in the corresponding periods prior to 2012. In addition, non-performing assets and expenses associated with real estate owned declined during this period, which had a positive effect on earnings.

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

The Company maintains significant net deferred tax assets for deductible temporary differences, the largest of which relates to the allowance for loan and real estate losses and net operating loss carry forwards. For income tax purposes, only net charge-offs are deductible, not the entire provision for loan losses. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that the deferred tax asset will not be realized. The determination of whether the deferred tax assets are realizable is highly subjective and dependent upon management’s judgment and evaluation of both positive and negative evidence, including the forecasts of future income, tax planning strategies and assessments of the current and future economic and business conditions. The Company considers both positive and negative evidence regarding the ultimate realization of deferred tax assets. Positive evidence includes the Company’s cumulative net income in the prior three years period, the ability to implement tax planning strategies to accelerate taxable income recognition, and the probability that taxable income will be generated in future periods. Negative evidence includes the general business and economic environment. In the second quarter of 2010, the Company recorded a valuation allowance against the entire deferred tax asset balance and the Company continued to maintain a valuation reserve against the entire deferred tax asset balance until December 31, 2013, when the entire valuation reserve was eliminated. The determination to eliminate the valuation reserve was based primarily upon the existence of a three-year cumulative net income and expectations of future taxable income. It is possible that future conditions may differ substantially from those anticipated in eliminating the valuation allowance on deferred tax assets and adjustments may be required in future periods.

Determining the ultimate settlement of any tax position requires significant estimates and judgments in arriving at the amount of tax benefits to be recognized in the financial statements. It is possible that the tax benefits realized upon the ultimate resolution of a tax position may result in tax benefits that are significantly different from those estimated.

RESULTS OF OPERATIONS FOR FIRST QUARTER ENDED MARCH 31, 2014 COMPARED TO FIRST QUARTER ENDED MARCH 31, 2013

Net Income

Net income was $1.6 million for the first quarter of 2014, an increase of $0.9 million, compared to net income of $0.7 million for the first quarter of 2013. Net income available to common shareholders was $1.1 million for the first quarter of 2014, an increase of $0.8 million from the net income available to common shareholders of $0.3 million for the first quarter of 2013. Diluted earnings per common share for the first quarter of 2014 were $0.24, an increase of $0.18 from the diluted earnings per common share of $0.06 for the first quarter of 2013. The increase in net income between the periods was due primarily to a $1.6 million decrease in the provision for loan losses due to the continued improvement in credit quality of our commercial loan portfolio. In addition, a $0.5 million decrease in other non-interest expenses relating primarily to a decrease in legal and other loan related expenses contributed to the increase in net income. These improvements to net income were partially offset by a $1.0 million increase in income tax expense between the periods due to the increased income and the recapture of the deferred tax asset valuation reserve in the fourth quarter of 2013, which caused regular income tax expense to be recorded in the first quarter of 2014.

Net Interest Income

Net interest income was $5.1 million for the first quarter of 2014, an increase of $0.2 million, or 3.3%, compared to $4.9 million for the first quarter of 2013. Interest income was $5.4 million for the first quarter of 2014, a decrease of $0.9 million, or 14.2%, from $6.3 million for the first quarter of 2013. Interest income decreased between the periods primarily because of a $24 million decrease in the average interest-earning assets between the periods. Average interest-earning assets decreased between the periods primarily because of a decrease in the commercial loan portfolio, which occurred because of the Company’s focus on improving credit quality, reducing loan concentrations, and managing interest rate risk. Interest income also decreased because of lower average yields on loans and an increase in the percentage of interest-earning assets held in lower yielding average cash balances during the period. The average yield earned on interest-earning assets was 3.83% for the first quarter of 2014, a decrease of 45 basis points from the 4.28% average yield for the first quarter of 2013.

Interest expense was $0.3 million for the first quarter of 2014, a decrease of $1.1 million, or 76.1%, compared to $1.4 million for the first quarter of 2013. Interest expense decreased primarily because of a $40 million decrease in the average interest-bearing liabilities between the periods. The decrease in average interest-bearing liabilities is primarily the result of a decrease in the outstanding advances from the Federal Home Loan Bank as well as a decrease in the outstanding brokered and retail certificates of deposits between the periods. The decrease in outstanding advances and certificates of deposits between the periods was the result of using the proceeds from loan principal payments to fund maturing certificates and advances. Interest expense also decreased because of the lower average interest rates paid on money market accounts and certificates of deposits. The decreased rates were the result of the low interest rate environment that continued to exist during the first quarter of 2014. The average interest rate paid on interest-bearing liabilities was 0.26% for the first quarter of 2014, a decrease of 76 basis points from the 1.02% average interest rate paid in the first quarter of 2013.

Net interest margin (net interest income divided by average interest earning assets) for the first quarter of 2014 was 3.59%, an increase of 25 basis points compared to 3.34% for the first quarter of 2013. Net interest margin increased between the periods primarily because the rates paid on interest-bearing liabilities decreased more than the yields earned on interest-earning assets. The decrease in the rates paid on interest-bearing liabilities is a result of the payoff of outstanding FHLB advances and the reduction in the balances of outstanding certificates of deposits.

A summary of the Company’s net interest margin for the three-month periods ended March 31, 2014 and 2013 is as follows:

	For the three-month period ended
	March 31, 2014			March 31, 2013
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
Interest-earning assets:
Securities available for sale	$108,872	304	1.13%	$90,862	233	1.04%
Loans held for sale	741	8	4.38	2,428	19	3.17
Mortgage loans, net	75,660	804	4.31	93,612	1,109	4.80
Commercial loans, net	248,997	3,559	5.80	294,981	4,183	5.75
Consumer loans, net	52,961	699	5.35	53,128	717	5.47
Cash equivalents	87,354	52	0.24	59,838	33	0.23
Federal Home Loan Bank stock	784	1	0.52	4,063	29	2.79
Total interest-earning assets	575,369	5,427	3.83	598,912	6,323	4.28

Interest-bearing liabilities and noninterest bearing deposits:
NOW accounts	70,001	4	0.02	70,398	4	0.02
Savings accounts	46,077	8	0.07	43,920	11	0.10
Money market accounts	152,014	98	0.26	113,595	95	0.34
Certificates	118,498	212	0.73	160,653	398	1.00
Brokered deposits	3,365	12	1.45	14,822	49	1.34
Federal Home Loan Bank advances	0	0	0.00	70,000	835	4.84
Total interest-bearing liabilities	389,955			473,388
Non-interest checking	125,539			81,548
Other noninterest bearing escrow deposits	896			1,264
Total interest-bearing liabilities and non-interest bearing deposits	$516,390	334	0.26	$556,200	1,392	1.02
Net interest income		$5,093			$4,931
Net interest rate spread			3.56%			3.26%
Net interest margin			3.59%			3.34%

Provision for Loan Losses

The provision for loan losses was ($1.6 million) for the first quarter of 2014, a decrease of $1.6 million compared to $0 for the first quarter of 2013. The provision decreased in the first quarter of 2014 primarily because of the improved performance and condition of certain risk-rated commercial real estate loans in the first quarter of 2014 when compared to the first quarter of 2013.

A reconciliation of the Company’s allowance for loan losses for the first quarters of 2014 and 2013 is summarized as follows:

	First Quarter
(Dollars in thousands)	2014	2013
Balance at January 1,	$11,401	$21,608
Provision	(1,610)	0
Charge-offs:
Consumer	(31)	(46)
Commercial business	(1)	0
Commercial real estate	(935)	(337)
Recoveries	266	716
Balance at March 31,	$9,090	$21,941

General allowance	$6,618	$13,614
Specific allowance	2,472	8,327
	$9,090	$21,941

Non-Interest Income

Non-interest income was $1.7 million for the first quarter of 2014, a decrease of $0.2 million, or 9.9%, from $1.9 million for the first quarter of 2013. Gain on sales of loans decreased $0.3 million between the periods due to a $0.5 million decrease in the gains recognized on the sale of single family loans that was partially offset by a $0.2 million increase in the sale of commercial government guaranteed loans between the periods. The decrease in the gains recognized on single family loans was due to a decrease in loan originations and sales between the periods. Other non-interest income increased $0.1 million between the periods primarily because of an increase in rental income earned on other real estate owned and increased revenue from the sale of uninsured investment products between the periods. Fees and service charges increased $34,000 between the periods primarily because of an increase in overdraft fees. Loan servicing fees increased $13,000 between the periods because of an increase in the number of single family and commercial loans that are being serviced for others.

Non-Interest Expense

Non-interest expense was $5.7 million for the first quarter of 2014, a decrease of $0.3 million, or 5.7%, from $6.0 million for the first quarter of 2013. Other non-interest expense decreased $0.5 million between the periods primarily because of decreased legal and other expenses relating to non-performing assets. Deposit insurance expense decreased $0.2 million between the periods because of a decrease in assets and insurance rates between the periods. Data processing costs decreased $0.1 million due to a decrease in hardware and software depreciation expense. These decreases in non-interest expense were partially offset by a $0.3 million increase in compensation expense between the periods primarily because of increases in salaries and pension benefit costs. The loss on real estate owned increased $0.1 million between the periods primarily because of additional reserves established on certain properties because their estimated value had decreased. Occupancy expense increased $32,000 primarily because of an increase in non-capitalized software purchases between the periods.

Income Taxes

Income tax expense was $1.1 million for the first quarter of 2014, an increase of $1.1 million from $25,000 for the first quarter of 2013. In the second quarter of 2010, the Company recorded a deferred tax asset valuation reserve against its entire deferred tax asset balance and the Company continued to maintain a valuation reserve against the entire deferred tax asset balance at March 31, 2013. Since the valuation reserve was established against the entire deferred tax asset balance, no regular income tax expense was recorded for the first quarter of 2013. The income tax expense that was recorded in the first quarter of 2013 related to alternative minimum tax amounts that were due since only a portion of the outstanding net operating loss carry forwards could be used to offset current income under the alternative minimum tax rules. In the fourth quarter of 2013, the valuation reserve against the deferred tax asset was eliminated and regular income tax expense of $1.1 million was recorded in the first quarter of 2014.

Net Income Available to Common Shareholders

The net income available to common shareholders was $1.1 million for the first quarter of 2014, an increase of $0.8 million from the $0.3 million of net income available to common shareholders in the first quarter of 2013. The net income available to common shareholders increased because of the increase in the net income between the periods. See “Financial Condition – Dividends” below for a discussion of dividends on and a partial redemption of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A that was originally issued to the United States Treasury Department as part of the TARP Capital Purchase Program (the “Preferred Stock”).

FINANCIAL CONDITION

Non-Performing Assets

The following table summarizes the amounts and categories of non-performing assets in the Bank’s portfolio and loan delinquency information as of the end of the two most recently completed quarters.

	March 31,	December 31,
(Dollars in thousands)	2014	2013
Non-Performing Loans:
One-to-four family real estate	$2,158	$1,602
Commercial real estate	9,221	14,549
Consumer	809	737
Commercial business	242	608
Total	12,430	17,496

Foreclosed and Repossessed Assets:
Commercial real estate	6,439	6,898
Total non-performing assets	$18,869	$24,394
Total as a percentage of total assets	3.04%	3.76%
Total non-performing loans	$12,430	$17,496
Total as a percentage of total loans receivable, net	3.25%	4.55%
Allowance for loan loss to non-performing loans	73.13%	65.17%

Delinquency Data:
Delinquencies (1)
30+ days	$2,060	$6,370
90+ days (2)	0	0
Delinquencies as a percentage of
Loan and lease portfolio (1)
30+ days	0.52%	1.33%
90+ days	0.00%	0.00%

(1)	Excludes non-accrual loans.

Total non-performing assets were $18.9 million at March 31, 2014, a decrease of $5.5 million, or 22.7%, from $24.4 million at December 31, 2013. Non-performing loans decreased $5.1 million and foreclosed and repossessed assets decreased $0.4 million during the first quarter of 2014.

The non-performing loan and foreclosed and repossessed asset activity for the first quarter of 2014 was as follows:

(Dollars in thousands)
Non-performing loans		Foreclosed and repossessed assets
January 1, 2014	$17,496	January 1, 2014	$6,898
Classified as non-performing	1,038	Other payments received on real estate	(256)
Charge-offs	(968)	Real estate sold	(136)
Principal payments received	(3,526)	Net gain on sale of assets	33
Classified as accruing	(1,610)	Write downs	(100)
March 31, 2014	$12,430	March 31, 2014	$6,439

The decrease in non-performing loans relates primarily to principal payments received on non-performing loans and charge-offs. Of the $3.5 million in principal payments received, $2.5 million was received on a residential development loan as settlement of the outstanding debt and $0.4 million was received on another development loan from lot sale proceeds.

Dividends

The declaration of dividends is subject to, among other things, the Company's financial condition and results of operations, the Bank's compliance with its regulatory capital requirements, tax considerations, industry standards, economic conditions, regulatory restrictions, general business practices and other factors. As of March 31, 2014, the Company had deferred the last thirteen quarterly dividend payments, beginning with the February 15, 2011 dividend payment through its February 15, 2014 dividend payment, on its Preferred Stock. The dividend accrued at the per annum rate of 5% until February 14, 2014 and accrues at the per annum rate of 9% thereafter. The deferred dividend payments have been accrued for payment in the future and are being reported for the deferral period as a preferred dividend requirement that is deducted from income for financial statement purposes to arrive at the net income available to common shareholders.

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

On April 11, 2014, the Company announced that its Board of Directors declared a dividend of $5.2 million on the Company’s outstanding Preferred Stock. The amount of the dividend represents all accrued and unpaid dividends on the Preferred Stock for all past dividend periods and for the dividend period ending on May 14, 2014. Also on April 11, 2014, the Company announced that it will redeem 10,000 shares of the Preferred Stock for $10 million on May 15, 2014 on a pro-rata basis. See Note 14 in the Notes to Consolidated Financial Statements for further details. Following the $10 million redemption, 16,000 shares of Preferred Stock will remain outstanding. The Preferred Stock dividend and redemption will be funded through internally available funds generated through a dividend from the Bank to HMN. The Company has requested and received all applicable approvals from regulatory authorities to pay the Preferred Stock dividend and effect the Preferred Stock redemption.

LIQUIDITY AND CAPITAL RESOURCES

For the quarter ended March 31, 2014, the net cash provided by operating activities was $5.3 million. The Company collected $10.7 million in principal repayments and maturities on securities during the quarter. It received $0.1 million in proceeds from the sale of real estate, and disbursed $0.5 million related to an increase in net loans receivable. The Company had a net decrease in deposit balances of $31.6 million during the quarter and received $0.5 million in customer escrows. It also purchased $5.0 million in securities during the quarter and paid out $0.2 million for premises and equipment.

The Company has certificates of deposits with outstanding balances of $78.0 million that come due over the next 12 months. Based upon past experience, management anticipates that the majority of the deposits will renew for another term.   The Company believes that cash outflow from deposits that do not renew will be replaced with proceeds from loan principal payments or replaced with a combination of other customer’s deposits or FHLB advances. Proceeds from the sale of securities could also be used to fund unanticipated outflows of deposits.

The Company had three deposit customers with aggregate deposits greater than $5.0 million as of March 31, 2014. The $79.9 million in funds held by these customers may be withdrawn at any time and management anticipates that the majority of these deposits will be withdrawn from the Bank over the next twelve months due to the anticipated cash needs of the customers. If these deposits are withdrawn, it is anticipated that they would be funded with available cash or replaced with deposits from other customers or FHLB advances. Federal Reserve borrowings or proceeds from the sale of securities could also be used to replace unanticipated outflows of large checking and money market deposits.

The credit policy of the FHLB relating to the collateral value of the loans collateralizing the outstanding advances with the FHLB may change such that the current collateral pledged to secure future advances is no longer acceptable or the formulas for determining the excess pledged collateral may change. The FHLB could also reduce the amount of funds it will lend to the Bank. It is not anticipated that the Bank will need to find alternative funding sources in 2014 to replace the available borrowings from the FHLB. However, if needed, excess collateral currently pledged to the FHLB could be pledged to the FRB and the Bank could borrow additional funds from the FRB based on the increased collateral levels or obtain additional deposits.

The Company’s primary source of cash is dividends from the Bank. At March 31, 2014, the Company had $1.1 million in cash and other assets that could readily be turned into cash. The primary use of cash by the Company is the payment of expenses and dividends on the Preferred Stock.

On April 11, 2014, the Company announced that its Board of Directors declared a dividend of $5.2 million on the Company’s outstanding Preferred Stock and a redemption of 10,000 shares of Preferred Stock at an aggregate price of $10 million.  The dividend will be paid and the redemption will occur on May 15, 2014.  The dividend and redemption will be funded through internally available funds generated through a dividend from the Bank to HMN.  For more information regarding the Preferred Stock dividend and partial redemption, see “Financial Condition – Dividends” above.

The Company also serves as a source of capital, liquidity and financial support to the Bank. Depending upon the operating performance of the Bank and the Company’s other liquidity and capital needs, including potentially Company-level expenses, accumulating and unpaid dividends on the Company’s Preferred Stock, and repurchase or redemption of the Preferred Stock, the Company may find it prudent subject to prevailing capital market conditions and other factors to raise additional capital through issuance of its common stock or other equity securities. In addition, regulators have placed increasing emphasis on the amount of common equity as a component of core bank capital, and revised capital regulations (described below) incorporating specific levels of common equity capital both at the Bank and the Company. Additional capital would also potentially permit the Company to implement a strategy of growing Bank assets. Depending on the circumstances, if it were to raise capital, the Company may deploy it to the Bank for general banking purposes, or may retain some or all of it for use by the Company.

If the Company raises capital through the issuance of additional shares of common stock or other equity securities, it would dilute the ownership interests of existing stockholders and, if issued at less than the Company’s book value would dilute the per share book value of the Company’s common stock, dilute the Company’s earnings per share, and could result in a change of control of the Company and the Bank. New investors may also have rights, preferences and privileges senior to the Company’s current stockholders, which may adversely impact the Company’s current stockholders. The Company’s ability to raise additional capital through the issuance of equity securities, if deemed prudent, will depend on, among other factors, conditions in the capital markets at that time, which are outside of its control, and on the Company’s financial performance and plans. Accordingly, the Company may not be able to raise additional capital, if deemed prudent, on favorable economic terms, or other terms acceptable to it. If the Company or the Bank cannot satisfactorily address their respective capital needs as they arise, the Company’s ability to maintain or expand its operations, maintain compliance with the regulatory capital requirements, to pay dividends on the Company’s outstanding Preferred Stock and the relatively high cost of such capital, to operate without additional regulatory or other restrictions, and its operating results, could be materially adversely affected.

The capital requirements of the Company and the Bank will be affected by regulatory capital changes issued in July 2013 by the FRB, the FDIC and the OCC. The changes establish an integrated regulatory capital framework for implementing the Basel Committee on Banking Supervision’s Basel III regulatory capital reforms and implement the changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.  The new capital requirements are effective for the Company beginning January 1, 2015, and among other things, apply a strengthened set of capital requirements to both the Bank and the Company and revise the rules for calculating risk-weighted assets for purposes of such requirements. The Company is still in the process of evaluating the full impact that these new capital standards will have on the Bank’s and Company’s capital positions when they are implemented on January 1, 2015. See “Item 1 – Business – Regulation and Supervision” in our Form 10-K for the fiscal year ended December 31, 2013 for additional information on the new regulatory capital rules.

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

The following table discloses the projected changes in the market value to the Company’s interest-earning assets and interest-bearing liabilities based upon incremental 100 basis-point changes in interest rates from interest rates in effect on March 31, 2014.

	Market Value
(Dollars in thousands)
Basis point change in interest rates	-100	0	+100	+200
Total market risk sensitive assets	$607,137	599,406	590,595	578,614
Total market risk sensitive liabilities	503,013	476,856	460,197	443,988
Off-balance sheet financial instruments	(124)	0	60	133
Net market risk	$104,248	122,550	130,338	134,493
Percentage change from current market value	(14.93)%	0.00%	6.35%	9.75%

The preceding table was prepared utilizing a model using the following assumptions (the Model Assumptions) regarding prepayment and decay ratios, which were determined by management based upon their review of historical prepayment speeds and future prepayment projections. Fixed rate loans were assumed to prepay at annual rates of between 5% to 61%, depending on the note rate and the period to maturity. Adjustable rate mortgages (ARMs) were assumed to prepay at annual rates of between 18% and 138%, depending on the note rate and the period to maturity. Mortgage-backed securities were projected to have prepayments based upon the underlying collateral securing the instrument. Certificate accounts were assumed not to be withdrawn until maturity. Passbook accounts were assumed to decay at an annual rate of 6% and money market accounts were assumed to decay at an annual rate of 9%. Retail checking accounts were assumed to decay at an annual rate of 4%. Commercial checking accounts and money market accounts were assumed to decay at annual rates of 9% and 14%, respectively. Commercial non-interest checking accounts were assumed to decay at an annual rate of 9%. Callable investments were projected to be called at the first call date where the projected interest rate on similar remaining term instruments exceeded the interest rate on the callable advance or investment.

Certain shortcomings are inherent in the method of analysis presented in the table above. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates. The model assumes that the difference between the current interest rate being earned or paid compared to a treasury instrument or other interest index with a similar term to maturity (the Interest Spread) will remain constant over the interest changes disclosed in the table. Changes in Interest Spread could impact projected market value changes. Certain assets, such as ARMs, have features which restrict changes in interest rates on a short-term basis and over the life of the assets. The market value of the interest-bearing assets which are approaching their lifetime interest rate caps could be different from the values disclosed in the table. In the event of a change in interest rates, prepayment and early withdrawal levels may deviate significantly from those assumed in calculating the foregoing table. The ability of many borrowers to service their debt may decrease in the event of a substantial sustained interest rate increase.

Asset/Liability Management

The Company’s management reviews the impact that changing interest rates will have on its net interest income projected for the next twelve months to determine if its current level of interest rate risk is acceptable. The following table projects the estimated impact on net interest income during the twelve month period ending March 31, 2015 of immediate interest rate changes called rate shocks.

(Dollars in thousands)
Rate Shock in Basis Points	Projected Change in Net Interest Income	Percentage Change
+200	$2,813	15.09%
+100	1,516	8.14
0	0	0.00
-100	(1,360)	(7.30)

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

In an attempt to manage its exposure to changes in interest rates, management closely monitors interest rate risk. The Bank has an Asset/Liability Committee which meets frequently to discuss changes in the interest rate risk position and projected profitability. This Committee makes adjustments to the asset/liability position of the Bank, which are reviewed by the board of directors of the Bank. This Committee also reviews the Bank's portfolio, formulates investment strategies and oversees the timing and implementation of transactions to assure attainment of the Board's objectives in the most effective manner. In addition, each quarter the Board reviews the Bank's asset/liability position, including simulations of the effect on the Bank's capital of various interest rate scenarios.

In managing its asset/liability mix, the Bank may, at times, depending on the relationship between long-term and short-term interest rates, market conditions and consumer preference, place more emphasis on managing net interest margin than on better matching the interest rate sensitivity of its assets and liabilities in an effort to enhance net interest income. Management believes that the increased net interest income resulting from a mismatch in the maturity of its asset and liability portfolios can, in certain situations, provide high enough returns to justify the increased exposure to sudden and unexpected changes in interest rates.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4: Controls and Procedures

Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

The Company entered into a written Supervisory Agreement with the OTS effective February 22, 2011. Under the Supervisory Agreement, the Company was required to submit periodic business plans and reports to the FRB. In addition, the Supervisory Agreement required that the Company (i) not declare, make or pay any cash dividends on any of its stock or make any other capital distributions or purchase or redeem any of its stock without the prior consent of the FRB; (ii) not incur any debt or pay any interest or principal payments thereon, increase any current lines of credit or guarantee the debt of any entity without the prior consent of the FRB; (iii) comply with existing notification requirements pursuant to the applicable rules and regulations of the FRB with respect to changes in directors and certain executive officers; (iv) not make any golden parachute payment unless such payment complies with the applicable rules and regulations of the Federal Deposit Insurance Corporation (the FDIC); and (v) not enter into any new contractual arrangement or renew or revise any existing contractual arrangement related to compensation or benefits with any director or certain executive officers without the prior consent of the FRB, with any such arrangement to comply with all applicable rules and regulations of the FRB and FDIC. Effective May 1, 2014, the FRB terminated the Supervisory Agreement to which the Company was subject.

The foregoing is merely a summary of the material terms of the Company’s Supervisory Agreement and reference is made to the full text of the Company’s Supervisory Agreement which is set forth as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated February 10, 2011.

The Bank entered into a written Supervisory Agreement with the OTS, effective February 22, 2011, that primarily related to the Bank’s financial performance and credit quality issues. In addition, the OCC established an Individual Minimum Capital Requirement (IMCR) for the Bank. An IMCR requires a bank to establish and maintain levels of capital greater than those generally required for a bank to be classified as “well-capitalized.” Effective February 11, 2014 the OCC terminated the Supervisory Agreement and the IMCR to which the Bank was subject.

ITEM 1A.  Risk Factors.

Other than as noted below, there have been no material changes to the Company’s risk factors contained in its Annual Report on Form 10-K for the year ended December 31, 2013. For a further discussion of our Risk Factors, see Part I, Item 1.A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations and protect depositors of the Bank. As a result of significant losses in recent years, elevated levels of nonperforming and other classified assets, regulatory requirements, and other capital demands, such as our Preferred Stock dividend requirements (the rate of which increased to 9% per annum in February 2014), it has been necessary for us to increase the Bank’s capital and core capital ratio. In order to improve and maintain its capital ratios and comply with the recently terminated Bank IMCR and Supervisory Agreements, the Bank has, among other things, been working to improve its financial results, reduce non-performing assets, and decrease the asset size of the Bank. From December 31, 2008 to December 31, 2013, our assets decreased $496 million, from $1,145 million to $649 million. These reductions in assets decrease our ability to earn net interest income, our primary source of income.

Depending upon the operating performance of the Bank, the need for continued compliance with applicable regulatory requirements, and our other liquidity and capital needs, we may find it prudent subject to prevailing market conditions and other factors, to raise additional capital through the issuance of additional shares of our common stock or other equity securities. New capital regulations place increasing emphasis on the amount of common equity as a component of core bank capital and specifically include minimum levels of common equity capital. These regulations also will require regulatory capital to meet required levels on a consolidated basis. Additional capital would also potentially permit the Company to return to a strategy of growing Bank assets. Depending on circumstances, if we were to raise capital, we may deploy it to the Bank for general banking purposes, or may retain some or all of such capital for use by the Company.

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

There can be no assurance that these or other actions we may take will be sufficient and timely in order to address our consolidated and Bank capital requirements, as needed. If we cannot satisfactorily address our capital needs as they arise, our ability to maintain or expand our operations, to address accumulation of unpaid Preferred Stock dividends and the relatively high cost of such capital, to operate without additional regulatory sanctions or other restrictions, and our operating results, could be materially adversely affected.

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

Further, our regulators have significant discretion and authority to prevent or remedy unsafe or unsound practices or violations of laws by financial institutions and holding companies in the performance of their supervisory and enforcement duties. Examples include limits on payment of dividends by banks and regulations governing compensation. Regulation of dividends may limit the liquidity of the Company and restrictions on compensation may adversely affect our ability to attract and retain employees. See the other risk factors included herein and incorporated by reference for a discussion of other restrictions to which the Company and the Bank are subject.

We have a recent history of losses and earning asset contraction, our continued high level of classified and nonperforming assets, accruing and unpaid Preferred Stock dividends and regulatory restrictions make the sustainability of our return to profitability and ability to grow uncertain.

We had net income in the years ended December 31, 2013 and 2012, but experienced net losses in each of the previous four calendar years during the four-year period ended December 31, 2011. These losses have been primarily due to loan losses in our commercial loan portfolios. We continue to have relatively high levels of nonperforming and other classified assets that pose a risk to our interest income, capital and liquidity. Unpaid and accruing dividends on our outstanding Preferred Stock have significantly reduced the net income (loss), available to common stockholders since February 2011. In addition, in order to improve our capital ratios, we have significantly contracted the size of the Bank through reductions in assets, primarily loans, and in liabilities, primarily brokered deposits and advances. Total assets have decreased $232 million and brokered deposits and advances decreased $222 million in the three year period ended December 31, 2013. These reductions in assets and liabilities have correspondingly reduced the base of earning assets from which we realize our primary source of income, net interest income. Other regulatory actions, restrict, among other things, Company dividends and compensation and the incurrence of Company debt. These factors may make it more difficult for us to sustain profitable operations and earnings growth that inure to the benefit of our common stockholders.

Holders of the Preferred Stock have certain limited voting rights, including the right to elect two directors due to our failure to pay Preferred Stock dividends at the stated rate; and while we are in arrears on Preferred Stock dividends, we are restricted in our ability to pay any dividend or make any distribution on or repurchase of our common stock.

Generally, the holders of the Preferred Stock have no voting rights except with respect to certain fundamental changes in the terms of the Preferred Stock and certain other matters, including the right to elect two directors as described below, and except as may be required by applicable law.

In February 2011, the Company suspended payment of regular quarterly cash dividends on its Preferred Stock following discussions with the OTS in order to preserve cash for potential future needs. On April 11, 2014, the Company announced that its Board of Directors declared a dividend of $5.2 million on the Company’s outstanding Preferred Stock and a redemption of 10,000 shares of Preferred Stock at an aggregate price of $10 million. The dividend will be paid and the redemption will occur on May 15, 2014.

The Company intends to re-evaluate the deferral of any future dividend payments periodically in consultation with the OCC, taking into account the Company’s financial condition, applicable legal restrictions and other relevant factors. Under the terms of Preferred Stock, the Company is required to pay dividends on a quarterly basis compounding at a per annum rate that automatically increased to 9% as of February 15, 2014.

As of the date of this report, dividends on the Preferred Stock have not been paid for 14 quarterly periods. Due to this failure to pay Preferred Stock dividends, under the certificate of designations relating to the Preferred Stock, the total number of positions on the Company’s board of directors automatically has been increased by two, and the holders of the Preferred Stock have the right, at the next annual or special meeting of stockholders, to elect two individuals to serve in the new director positions; provided, that no person may be elected as a Preferred Stock director who would cause the Company to violate any corporate governance requirements of any securities exchange or other trading facility on which its securities may then be listed or traded. This right will end when all accrued and unpaid dividends for all past dividend periods are paid in full on May 15, 2014; however, the right will be reinstated if we fail to pay dividends on the Preferred Stock for six or more quarters after that payment. We have been advised by the FRB that the investors that hold substantially all of the Preferred Stock have, as a condition to their investment in the Preferred Stock, entered into passivity commitments with the FRB pursuant to which they have, among other things, waived, unless they obtain prior FRB consent, the right to elect representatives to our board of directors. We are not a party to any such agreement, and the FRB may waive any such restriction in its discretion, without consultation with the Company. In any such event, the holders of the Preferred Stock would, unless we have fully satisfied all accrued and unpaid dividends thereon, have the right to elect up to two representatives to our board of directors.

Further, the Company cannot declare or pay a dividend or make any distribution on our common stock, so long as any shares of our Preferred Stock remain outstanding, unless all accrued and unpaid dividends for all prior dividend periods have been paid or are contemporaneously declared and paid in full on our Preferred Stock, other than a dividend payable solely in common stock. In addition, while we are in arrears in the payment of Preferred Stock dividends we may not redeem, purchase or acquire any shares of our common stock or other capital stock ranking junior to the Preferred Stock, with limited exceptions. These restrictions limit our ability to manage our capital resources generally and, specifically, to return capital to our common stockholders, and may adversely affect the value of an investment in our common stock.

Our compensation expense may increase materially following Treasury’s sale of the Preferred Stock and termination of the Company Supervisory Agreement.

As a result of our participation in the CPP, among other things, during the period Treasury owned the Preferred Stock, we were subject to Treasury’s standards for executive compensation and corporate governance. As a result of Treasury’s sale of the Preferred Stock, these executive compensation and corporate governance standards are no longer applicable. In addition, the Company Supervisory Agreement that was terminated on May 1, 2014 restricted our ability to revise compensation arrangements with our executive officers without the prior consent of the FRB. As a result of the Treasury’s sale of the Preferred Stock and termination of the Company’s Supervisory Agreement, our compensation expense for our executive officers and other senior employees may increase materially, subject to other factors, including earnings and cash flow.

Our ability to pay dividends on or repurchase our common stock is significantly restricted; we have not paid a dividend on our common stock since 2008 and our current financial condition and results of operations and our preferred dividend payment obligations make payment of any such dividend unlikely in the foreseeable future.

We are a stock savings bank holding company and our operations are conducted primarily by our banking subsidiary, Home Federal Savings Bank. Since we receive substantially all of our revenue from dividends from our banking subsidiary, our ability to pay dividends on our common stock depends on our receipt of dividends from our banking subsidiary. Dividend payments from our banking subsidiary are subject to legal and regulatory limitations. The ability of our banking subsidiary to pay dividends to us is also subject to its profitability, financial condition, capital expenditures and other cash flow requirements. There is no assurance that our banking subsidiary will be able to pay dividends to us in the future or that we will generate adequate cash flow to pay dividends in the future. The inability to receive dividends from our banking subsidiary could have an adverse effect on our business and financial condition.

On October 20, 2008, we announced that our board of directors had decided to suspend the payment of quarterly cash dividends on shares of Company common stock.

In addition, so long as any shares of our Preferred Stock remain outstanding, unless all accrued and unpaid dividends for all prior dividend periods have been paid or are contemporaneously declared and paid in full on our Preferred Stock, we may not pay or declare any dividend on our common stock or other junior stock, other than a dividend payable solely in common stock. Holders of shares of Preferred Stock are entitled to receive cumulative compounding cash dividends at a stated rate per annum of 5% per share on a liquidation preference of $1,000 per share of Preferred Stock with respect to each dividend period from December 23, 2008 to, but excluding, February 15, 2014. From and after February 15, 2014, holders of shares of Preferred Stock are entitled to receive cumulative compounding cash dividends at a stated rate per annum of 9% per share on a liquidation preference of $1,000 per share of Preferred Stock. Beginning with the dividend payment due February 15, 2011, the Company has failed to make any required Preferred Stock dividend payment. On April 11, 2014, the Company announced that its Board of Directors declared a dividend of $5.2 million on the Company’s outstanding Preferred Stock (which represents all accrued and unpaid dividends on the Preferred Stock) and a redemption of 10,000 shares of Preferred Stock at an aggregate price of $10 million. The dividend will be paid and the redemption will occur on May 15, 2014. The reduction in the number of outstanding shares of Preferred Stock will, from and after May 15, 2014, reduce the quarterly Preferred Stock dividend accrual from $585,000 to $360,000.

These factors make payment of any common stock dividend or distribution unlikely in the foreseeable future.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3.     Defaults Upon Senior Securities.

The Company deferred its regular quarterly cash dividend payments on its Preferred Stock from February 15, 2011 through February 15, 2014. The Company has announced that it will pay all deferred and current dividends due on its outstanding Preferred Stock on May 15, 2014 totaling $5.2 million. For additional information on these dividend deferrals, please see Part I, Item 2, “Managements Discussion and Analysis Financial Condition and Results of Operations – Financial Condition - Dividends” of Form 10-Q.

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

HMN FINANCIAL, INC.
Registrant

Date: May 9, 2014	By:	/s/ Bradley Krehbiel
Bradley Krehbiel,
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2014	By:	/s/ Jon Eberle
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

101

Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 2014, filed with the SEC on May 10, 2014, formatted in Extensible Business Reporting Language (XBRL); (i) the Consolidated Balance Sheet at March 31, 2014 and December 31, 2013, (ii) the Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended March 31, 2014 and 2013, (iii) the Consolidated Statement of Stockholders’ Equity for the Three Month Period Ended March 31, 2014, (iv) the Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013, and (v) Notes to Consolidated Financial Statements.

		101	Filed Electronically