Form 10-Q
period 2014-06-30
HMN FINANCIAL INC
filed 2014-08-07
CIK 921183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                     No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at July 17, 2014
Common stock, $0.01 par value	4,470,339

HMN FINANCIAL, INC.

Part I – FINANCIAL INFORMATION

Item 1: Financial Statements

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands)	June 30, 2014	December 31, 2013
	(unaudited)
Assets
Cash and cash equivalents	$81,202	120,686
Securities available for sale:
Mortgage-backed and related securities
(amortized cost $3,649 and $4,899)	3,878	5,213
Other marketable securities
(amortized cost $123,779 and $103,788)…..	123,369	102,743
	127,247	107,956

Loans held for sale	3,861	1,502
Loans receivable, net	367,667	384,615
Accrued interest receivable	1,742	1,953
Real estate, net	3,476	6,898
Federal Home Loan Bank stock, at cost	777	784
Mortgage servicing rights, net	1,571	1,708
Premises and equipment, net	6,854	6,711
Prepaid expenses and other assets	593	698
Deferred tax asset, net	14,892	15,111
Total assets	$609,882	648,622

Liabilities and Stockholders’ Equity
Deposits	$522,853	553,930
Accrued interest payable	103	146
Customer escrows	879	614
Accrued expenses and other liabilities	6,671	8,257
Total liabilities	530,506	562,947
Commitments and contingencies
Stockholders’ equity:
Serial preferred stock ($.01 par value):
authorized 500,000 shares; issued and outstanding shares 16,000 and 26,000	16,000	26,000
Common stock ($.01 par value):
authorized 16,000,000; issued shares 9,128,662	91	91
Additional paid-in capital	50,046	51,175
Retained earnings, subject to certain restrictions	75,309	72,211
Accumulated other comprehensive loss, net of tax	(302)	(674)
Unearned employee stock ownership plan shares	(2,707)	(2,804)
Treasury stock, at cost 4,658,323 and 4,704,313 shares	(59,061)	(60,324)
Total stockholders’ equity	79,376	85,675
Total liabilities and stockholders’ equity	$609,882	648,622

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2014	2013	2014	2013
Interest income:
Loans receivable	$4,659	5,503	9,729	11,531
Securities available for sale:
Mortgage-backed and related	43	82	93	176
Other marketable	257	148	511	287
Cash equivalents	60	35	112	68
Other	1	19	2	48
Total interest income	5,020	5,787	10,447	12,110

Interest expense:
Deposits	306	465	640	1,022
Federal Home Loan Bank advances	0	650	0	1,485
Total interest expense	306	1,115	640	2,507
Net interest income	4,714	4,672	9,807	9,603
Provision for loan losses	(2,178)	(520)	(3,788)	(520)
Net interest income after provision for loan losses	6,892	5,192	13,595	10,123

Non-interest income:
Fees and service charges	901	883	1,724	1,672
Mortgage servicing fees	263	257	524	505
Gain on sales of loans	330	702	676	1,380
Other	228	145	486	304
Total non-interest income	1,722	1,987	3,410	3,861

Non-interest expense:
Compensation and benefits	3,273	2,980	6,751	6,179
Gain on real estate owned	(1,120)	(306)	(1,052)	(325)
Occupancy	876	826	1,758	1,676
Deposit insurance	97	190	254	508
Data processing	249	352	495	707
Other	1,089	1,283	1,955	2,619
Total non-interest expense	4,464	5,325	10,161	11,364
Income before income tax expense	4,150	1,854	6,844	2,620
Income tax expense	1,620	55	2,682	80
Net income	2,530	1,799	4,162	2,540
Preferred stock dividends and discount	(524)	(547)	(1,057)	(1,023)
Net income available to common shareholders	$2,006	1,252	3,105	1,517
Other comprehensive income (loss), net of tax	$192	(1,373)	372	(1,518)
Comprehensive income (loss) attributable to common Shareholders	$2,198	(121)	3,477	(1)
Basic earnings per common share	$0.50	0.32	0.77	0.38
Diluted earnings per common share	$0.44	0.30	0.68	0.36

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders' Equity

For the Six-Month Period Ended June 30, 2014

(unaudited)

(Dollars in thousands)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Employee Stock Ownership Plan Shares	Treasury Stock	Total Stock- Holders’ Equity
Balance, December 31, 2013	$26,000	91	51,175	72,211	(674)	(2,804)	(60,324)	85,675
Net income				4,162				4,162
Other comprehensive income					372			372
Redemption of preferred stock	(10,000)							(10,000)
Restricted stock awards			(1,263)				1,263	0
Amortization of restricted stock awards			112					112
Dividends on preferred stock				(1,064)				(1,064)
Earned employee stock ownership plan shares			22			97		119
Balance, June 30, 2014	$16,000	91	50,046	75,309	(302)	(2,707)	(59,061)	79,376

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2014	2013
Cash flows from operating activities:
Net income	$4,162	2,540
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	(3,788)	(520)
Depreciation	271	518
Amortization of premiums, net	8	51
Amortization of deferred loan fees	(119)	(117)
Amortization of mortgage servicing rights	249	331
Capitalized mortgage servicing rights	(112)	(394)
Gain on sales of real estate owned	(1,052)	(325)
Gain on sales of loans	(676)	(1,380)
Proceeds from sale of loans held for sale	23,098	56,136
Disbursements on loans held for sale	(17,436)	(47,341)
Amortization of restricted stock awards	112	72
Amortization of unearned ESOP shares	97	97
Cancellation of vested restricted stock awards	0	(120)
Earned employee stock ownership shares priced above (below) original cost	22	(23)
Stock option compensation	0	2
Decrease in accrued interest receivable	211	14
Decrease in accrued interest payable	(43)	(69)
Decrease in other assets	132	462
Increase (decrease) in other liabilities	2,534	(90)
Other, net	305	145
Net cash provided by operating activities	7,975	9,989
Cash flows from investing activities:
Principal collected on securities available for sale	1,253	3,135
Proceeds collected on maturities of securities available for sale	30,000	6,000
Purchases of securities available for sale	(50,000)	(15,092)
Redemption of Federal Home Loan Bank Stock	7	3,279
Proceeds from sales of real estate and premises	4,305	2,279
Net decrease in loans receivable	13,448	30,147
Purchases of premises and equipment	(414)	(228)
Net cash (used) provided by investing activities	(1,401)	29,520
Cash flows from financing activities:
Decrease in deposits	(31,080)	(23,214)
Redemption of preferred stock	(10,000)	0
Dividends to preferred stockholders	(5,244)	0
Proceeds from borrowings	0	10,000
Repayment of borrowings	0	(80,000)
Increase (decrease) in customer escrows	266	(22)
Net cash used by financing activities	(46,058)	(93,236)
Decrease in cash and cash equivalents	(39,484)	(53,727)
Cash and cash equivalents, beginning of period	120,686	83,660
Cash and cash equivalents, end of period	$81,202	29,933
Supplemental cash flow disclosures:
Cash paid for interest	$683	2,576
Cash paid for income taxes	0	205
Supplemental noncash flow disclosures:
Transfer of loans to real estate	112	924
Loans transferred to loans held for sale	7,296	8,078

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

Certain amounts in the consolidated financial statements for prior years have been reclassified to conform with the current year presentation.

(2) Basis of Preparation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of comprehensive income, consolidated statement of stockholders' equity and consolidated statements of cash flows in conformity with U.S. generally accepted accounting principles. However, all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The results of operations for the six-month period ended June 30, 2014 are not necessarily indicative of the results which may be expected for the entire year.

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

(4) Derivative Instruments and Hedging Activities

The Company had commitments outstanding to extend credit to future borrowers that had not closed prior to the end of the quarter. The Company intends to sell these commitments, which are referred to as its mortgage pipeline. As commitments to originate or purchase loans enter the mortgage pipeline, the Company generally enters into commitments to sell the mortgage pipeline into the secondary market on a firm commitment or best efforts basis. The commitments to originate, purchase or sell loans on a firm commitment basis are derivatives and are recorded at market value. As a result of marking these derivatives to market for the period ended June 30, 2014, the Company recorded an increase in other assets of $26,000, an increase in other liabilities of $13,000 and a gain included in the gain on sales of loans of $13,000. As a result of marking these derivatives to market for the period ended June 30, 2013, the Company recorded a decrease in other assets of $14,000, a decrease in other liabilities of $10,000 and a loss included in the gain on sales of loans of $4,000.

The current commitments to sell loans held for sale are derivatives that do not qualify for hedge accounting. As a result, these derivatives are marked to market and the related loans held for sale are recorded at the lower-of-cost-or-market. The Company recorded an increase in other liabilities of $64,000 and a loss included in the gain on sales of loans of $64,000 for the period ended June 30, 2014. The Company recorded a decrease in loans held for sale of $24,000 and an increase in other assets of $24,000 for the period ended June 30, 2013.

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

The following table summarizes the assets and liabilities of the Company for which fair values are determined on a recurring basis as of June 30, 2014 and December 31, 2013.

	Carrying value at June 30, 2014

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale	$127,247	0	127,247	0
Mortgage loan commitments	28	0	28	0
Total	$127,275	0	127,275	0

	Carrying value at December 31, 2013

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale	$107,956	0	107,956	0
Mortgage loan commitments	2	0	2	0
Total	$107,958	0	107,958	0

There were no transfers between Levels 1, 2, or 3 during the three or six month period ended June 30, 2014.

The Company may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from the application of the lower-of-cost-or-market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis in the second quarter of 2014 that were still held at June 30, 2014, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at June 30, 2014 and December 31, 2013.

	Carrying value at June 30, 2014
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Three months ended June 30, 2014 Total Gains (Losses)	Six months ended June 30, 2014 Total Gains (Losses)
Loans held for sale	$3,861	0	3,861	0	62	64
Mortgage servicing rights	1,571	0	1,571	0	0	0
Loans (1)	12,099	0	12,099	0	(211)	(344)
Real estate, net (2)	3,476	0	3,476	0	(114)	(214)
Total	$21,007	0	21,007	0	(263)	(494)

	Carrying value at December 31, 2013
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Year ended December 31, 2013 Total Gains (Losses)
Loans held for sale	$1,502	0	1,502	0	21
Mortgage servicing rights	1,708	0	1,708	0	0
Loans (1)	17,498	0	17,498	0	(1,728)
Real estate, net (2)	6,898	0	6,898	0	(429)
Total	$27,606	0	27,606	0	(2,136)

(1)	Represents the carrying value and related specific reserves on loans for which adjustments are based on the appraised value of the collateral. The carrying value of loans fully charged-off is zero.
(2)	Represents the fair value and related losses of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

(6) Fair Value of Financial Instruments

Generally accepted accounting principles require interim reporting period disclosure about the fair value of financial instruments, including assets, liabilities and off-balance sheet items for which it is practicable to estimate fair value. The fair value hierarchy level for each asset and liability, as defined in note 5, have been included in the following table for June 30, 2014. The fair value estimates are made based upon relevant market information, if available, and upon the characteristics of the financial instruments themselves. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based upon judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. The estimated fair value of the Company’s financial instruments as of June 30, 2014 and December 31, 2013 are shown below.

	June 30, 2014						December 31, 2013
			Fair value hierarchy						Fair value hierarchy
(Dollars in thousands)	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3	Contract amount	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3	Contract amount
Financial assets:
Cash and cash equivalents	$81,202	81,202	81,202				120,686	120,686	120,686
Securities available for sale	127,247	127,247		127,247			107,956	107,956		107,956
Loans held for sale	3,861	3,861		3,861			1,502	1,502		1,502
Loans receivable, net	367,667	367,403		367,403			384,615	388,263		388,263
Federal Home Loan Bank stock	777	777		777			784	784		784
Accrued interest receivable	1,742	1,742		1,742			1,953	1,953		1,953
Financial liabilities:
Deposits	522,853	522,853		522,853			553,930	553,930		553,930
Accrued interest payable	103	103		103			146	146		146
Off-balance sheet financial instruments:
Commitments to extend credit	28	28				127,802	2	2				126,871
Commitments to sell loans	(100)	(100)				5,932	(22)	(22)				2,025

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

	For the three months ended June 30,
(Dollars in thousands)	2014			2013
Securities available for sale:	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Net unrealized gains (losses) arising during the period	$312	120	192	(1,373)	0	(1,373)
Other comprehensive income (loss)	$312	120	192	(1,373)	0	(1,373)

	For the six months ended June 30,
(Dollars in thousands)	2014			2013
Securities available for sale:	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Net unrealized gains (losses) arising during the period	$550	178	372	(1,518)	0	(1,518)
Other comprehensive income (loss)	$550	178	372	(1,518)	0	(1,518)

(8) Securities Available For Sale

The following table shows the gross unrealized losses and fair value for the securities available for sale portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2014 and December 31, 2013.

				June 30, 2014
	Less than twelve months			Twelve months or more			Total
(Dollars in thousands)	# of Investments	Fair Value	Unrealized Losses	# of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Other marketable securities:
U.S. Government agency obligations	6	$27,928	(71)	2	$9,985	(39)	$37,912	(110)
Corporate preferred stock	0	0	0	1	315	(385)	315	(385)
Total temporarily impaired securities	6	$27,928	(71)	3	$10,299	(424)	$38,227	(495)

				December 31, 2013
	Less than twelve months			Twelve months or more			Total
(Dollars in thousands)	# of Investments	Fair Value	Unrealized Losses	# of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Other marketable securities:
U.S. Government agency obligations	20	$93,390	(637)	0	$0	0	$93,390	(637)
Corporate preferred stock	0	0	0	1	280	(420)	280	(420)
Total temporarily impaired securities	20	$93,390	(637)	1	280	(420)	$93,670	(1,057)

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

The unrealized losses reported for corporate preferred stock at June 30, 2014 related to a single trust preferred security that was issued by the holding company of a small community bank. Typical of most trust preferred issuances, the issuer has the ability to defer interest payments for up to five years with interest payable on the deferred balance. In October 2009, the issuer elected to defer its scheduled interest payments as allowed by the terms of the security agreement. The issuer’s subsidiary bank has incurred operating losses due to increased provisions for loan losses but still meets the regulatory requirements to be considered “well capitalized” based on its most recent regulatory filing. Based on a review of the issuer, it was determined that the trust preferred security was not other-than-temporarily impaired at June 30, 2014. The Company does not intend to sell the preferred stock and has the intent and ability to hold it for a period of time sufficient to recover the temporary loss. Management believes that the Company will receive all principal and interest payments contractually due on the security and that the decrease in the market value is primarily due to a lack of liquidity in the market for trust preferred securities and the deferral of interest by the issuer. Management will continue to monitor the credit risk of the issuer and may be required to recognize other-than-temporary impairment charges on this security in future periods.

A summary of securities available for sale at June 30, 2014 and December 31, 2013 is as follows:

(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
June 30, 2014:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation (FHLMC)	$1,940	131	0	2,071
Federal National Mortgage Association (FNMA)	1,709	98	0	1,807
	3,649	229	0	3,878
Other marketable securities:
U.S. Government agency obligations	123,021	81	(110)	122,992
Corporate preferred stock	700	0	(385)	315
Corporate equity	58	4	0	62
	123,779	85	(495)	123,369
	$127,428	314	(495)	127,247

(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
December 31, 2013:
Mortgage-backed securities:
FHLMC	$2,749	183	0	2,932
FNMA	2,150	131	0	2,281
	4,899	314	0	5,213
Other marketable securities:
U.S. Government agency obligations	103,030	1	(637)	102,394
Corporate preferred stock	700	0	(420)	280
Corporate equity	58	11	0	69
Corporate preferred stock	103,788	12	(1,057)	102,743
	$108,687	326	(1,057)	107,956

The following table indicates amortized cost and estimated fair value of securities available for sale at June 30, 2014 based upon contractual maturity adjusted for scheduled repayments of principal and projected prepayments of principal based upon current economic conditions and interest rates.

(Dollars in thousands)	Amortized Cost	Fair Value
Due less than one year	$110,502	110,576
Due after one year through five years	16,168	16,294
Due after ten years	700	315
No stated maturity	58	62
Total	$127,428	127,247

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

(9) Loans Receivable, Net

A summary of loans receivable at June 30, 2014 and December 31, 2013 is as follows:

(Dollars in thousands)	June 30, 2014	December 31, 2013
1-4 family	$71,590	76,467
Commercial real estate:
Residential developments	24,217	32,984
Other	163,798	161,466
	188,015	194,450
Consumer	54,831	53,423
Commercial business:
Construction industry	5,908	6,334
Other	56,035	65,375
	61,943	71,709
Total loans	376,379	396,049
Less:
Unamortized discounts	19	33
Net deferred loan costs	(3)	0
Allowance for loan losses	8,696	11,401
Total loans receivable, net	$367,667	384,615

(10) Allowance for Loan Losses and Credit Quality Information

The following tables summarize the allowance for loan losses for the periods ending June 30, 2014 and 2013:

(Dollars in thousands)	1-4 Family	Commercial Real Estate	Consumer	Commercial Business	Total
For the three months ended June 30, 2014:
Balance, March 31, 2014	$1,712	4,543	1,186	1,649	9,090

Provision for losses	465	(2,409)	(1)	(233)	(2,178)
Charge-offs	(92)	0	(29)	0	(121)
Recoveries	0	1,689	8	208	1,905
Balance, June 30, 2014	$2,085	3,823	1,164	1,624	8,696

For the six months ended June 30, 2014:
Balance, December 31, 2013	1,628	6,458	1,106	2,209	11,401

Provision for losses	549	(3,602)	99	(834)	(3,788)
Charge-offs	(92)	(936)	(60)	(1)	(1,089)
Recoveries	0	1,903	19	250	2,172
Balance, June 30, 2014	$2,085	3,823	1,164	1,624	8,696

Allocated to:
Specific reserves	$404	2,403	382	589	3,778
General reserves	1,224	4,055	724	1,620	7,623
Balance, December 31, 2013	$1,628	6,458	1,106	2,209	11,401

Allocated to:
Specific reserves	$761	387	449	757	2,354
General reserves	1,324	3,436	715	867	6,342
Balance, June 30, 2014	$2,085	3,823	1,164	1,624	8,696

Loans receivable at December 31, 2013:
Individually reviewed for impairment	$1,888	17,190	917	1,281	21,276
Collectively reviewed for impairment	74,579	177,260	52,506	70,428	374,773
Ending balance	$76,467	194,450	53,423	71,709	396,049

Loans receivable at June 30, 2014:
Individually reviewed for impairment	$2,338	9,804	947	1,364	14,453
Collectively reviewed for impairment	69,252	178,211	53,884	60,579	361,926
Ending balance	$71,590	188,015	54,831	61,943	376,379

(Dollars in thousands)	1-4 Family	Commercial Real Estate	Consumer	Commercial Business	Total
For the three months ended June 30, 2013:
Balance, March 31, 2013	$2,352	14,581	1,344	3,664	21,941

Provision for losses	(293)	85	133	(445)	(520)
Charge-offs	(13)	(759)	(55)	(556)	(1,383)
Recoveries	13	182	9	117	321
Balance, June 30, 2013	$2,059	14,089	1,431	2,780	20,359

For the six months ended June 30, 2013:
Balance, December 31, 2012	2,821	13,588	1,146	4,053	21,608

Provision for losses	(575)	866	315	(1,126)	(520)
Charge-offs	(200)	(910)	(101)	(556)	(1,767)
Recoveries	13	545	71	409	1,038
Balance, June 30, 2013	$2,059	14,089	1,431	2,780	20,359

The following table summarizes the amount of classified and unclassified loans at June 30, 2014 and December 31, 2013:

	June 30, 2014
	Classified					Unclassified
(Dollars in thousands)	Special Mention	Substandard	Doubtful	Loss	Total	Total	Total Loans
1-4 family	$0	5,470	856	0	6,326	65,264	71,590
Commercial real estate:
Residential developments	0	10,319	0	0	10,319	13,898	24,217
Other	229	9,171	0	0	9,400	154,398	163,798
Consumer	0	495	151	301	947	53,884	54,831
Commercial business:
Construction industry	0	445	0	0	445	5,463	5,908
Other	671	2,198	0	0	2,869	53,166	56,036
	$900	28,098	1,007	301	30,306	346,073	376,379

	December 31, 2013
	Classified					Unclassified
(Dollars in thousands)	Special Mention	Substandard	Doubtful	Loss	Total	Total	Total Loans
1-4 family	$738	6,987	322	0	8,047	68,420	76,467
Commercial real estate:
Residential developments	0	19,229	0	0	19,229	13,755	32,984
Other	5,337	13,092	0	0	18,429	143,037	161,466
Consumer	0	524	152	240	916	52,507	53,423
Commercial business:
Construction industry	0	401	0	0	401	5,933	6,334
Other	1,419	6,433	0	0	7,852	57,523	65,375
	$7,494	46,666	474	240	54,874	341,175	396,049

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

The aging of past due loans at June 30, 2014 and December 31, 2013 is summarized as follows:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
June 30, 2014
1-4 family	$654	436	240	1,330	70,260	71,590	0
Commercial real estate:
Residential developments	0	0	0	0	24,217	24,217	0
Other	0	0	0	0	163,798	163,798	0
Consumer	545	182	105	832	53,999	54,831	0
Commercial business:
Construction industry	7	0	0	7	5,901	5,908	0
Other	0	0	540	540	55,495	56,035	0
	$1,206	618	885	2,709	373,670	376,379	0

December 31, 2013
1-4 family	$1,542	128	322	1,992	74,475	76,467	0
Commercial real estate:
Residential developments	0	1,426	0	1,426	31,558	32,984	0
Other	0	0	0	0	161,466	161,466	0
Consumer	418	256	57	731	52,692	53,423	0
Commercial business:
Construction industry	0	1,934	0	1,934	4,400	6,334	0
Other	800	104	0	904	64,471	65,375	0
	$2,760	3,848	379	6,987	389,062	396,049	0

Impaired loans include loans that are non-performing (non-accruing) and loans that have been modified in a troubled debt restructuring (TDR). The following table summarizes impaired loans and related allowances as of June 30, 2014 and December 31, 2013:

	June 30, 2014			December 31, 2013
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans with no related allowance recorded:
1-4 family	$165	165	0	88	88	0
Commercial real estate:
Residential developments	7,795	10,448	0	8,257	13,636	0
Other	51	236	0	52	52	0
Consumer	443	447	0	487	491	0
Commercial business:
Construction industry	87	247	0	93	296	0
Other	0	0	0	0	0	0

Loans with an allowance recorded:
1-4 family	2,173	2,217	761	1,800	1,844	404
Commercial real estate:
Residential developments	1,089	1,096	229	7,994	12,725	2,260
Other	869	869	158	888	888	143
Consumer	504	520	449	429	429	382
Commercial business:
Construction industry	0	0	0	0	0	0
Other	1,277	1,829	757	1,188	1,984	589

Total:
1-4 family	2,338	2,382	761	1,888	1,932	404
Commercial real estate:
Residential developments	8,884	11,544	229	16,251	26,361	2,260
Other	920	1,105	158	940	940	143
Consumer	947	967	449	916	920	382
Commercial business:
Construction industry	87	247	0	93	296	0
Other	1,277	1,829	757	1,188	1,984	589
	$14,453	18,074	2,354	21,276	32,433	3,778

The following table summarizes the average recorded investment and interest income recognized on impaired loans for the three and six months ended June 30, 2014 and 2013:

	For the three months ended June 30, 2014		For the six months ended June 30, 2014
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance recorded:
1-4 family	$508	0	368	1
Commercial real estate:
Residential developments	7,454	26	7,722	34
Other	51	0	51	0
Consumer	457	1	467	2
Commercial business:
Construction industry	89	0	90	0
Other	0	0	0	0

Loans with an allowance recorded:
1-4 family	1,883	6	1,855	17
Commercial real estate:
Residential developments	2,437	0	4,289	0
Other	872	8	877	16
Consumer	506	3	480	7
Commercial business:
Construction industry	0	0	0	0
Other	1,043	7	1,091	17

Total:
1-4 family	2,391	6	2,223	18
Commercial real estate:
Residential developments	9,891	26	12,011	34
Other	923	8	928	16
Consumer	963	4	947	9
Commercial business:
Construction industry	89	0	90	0
Other	1,043	7	1,091	17
	$15,300	51	17,290	94

	For the three months ended June 30, 2013		For the six months ended June 30, 2013
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance recorded:
1-4 family	$1,617	15	1,617	31
Commercial real estate:
Residential developments	8,942	14	9,533	29
Other	361	4	454	7
Consumer	291	2	325	5
Commercial business:
Construction industry	82	0	88	0
Other	2	0	12	0

Loans with an allowance recorded:
1-4 family	2,687	8	2,815	16
Commercial real estate:
Residential developments	13,953	14	13,989	27
Other	2,422	1	2,541	4
Consumer	1,498	3	1,475	13
Commercial business:
Construction industry	35	0	48	0
Other	1,838	11	1,953	19

Total:
1-4 family	4,304	23	4,432	47
Commercial real estate:
Residential developments	22,895	28	23,522	56
Other	2,783	5	2,995	11
Consumer	1,789	5	1,800	18
Commercial business:
Construction industry	117	0	136	0
Other	1,840	11	1,965	19
	$33,728	72	34,850	151

At June 30, 2014 and December 31, 2013, non-accruing loans totaled $12.3 million and $17.5 million, respectively, for which the related allowance for loan losses was $1.9 million and $3.4 million, respectively. The decrease in the related allowance is due primarily to two related commercial real estate loans that were charged down and paid off during the first quarter of 2014. All of the interest income that was recognized for non-accruing loans was recognized using the cash basis method of income recognition. Non-accruing loans for which no specific allowance has been recorded, because management determined that the value of the collateral was sufficient to repay the loan, totaled $8.0 million and $7.8 million at June 30, 2014 and December 31, 2013, respectively. Non-accrual loans also include certain loans that have had terms modified in a TDR.

The non-accrual loans at June 30, 2014 and December 31, 2013 are summarized as follows:

(Dollars in thousands)	June 30, 2014	December 31, 2013

1-4 family	$2,056	$1,602
Commercial real estate:
Residential developments	8,340	14,146
Other	463	403
Consumer	707	737
Commercial business:
Construction industry	87	93
Other	638	515
	$12,291	$17,496

At June 30, 2014 and December 31, 2013 there were loans included in loans receivable, net, with terms that had been modified in a TDR totaling $12.8 million and $19.2 million, respectively. For the loans that were restructured in the second quarter of 2014, no loans were classified but performing and $0.7 million were non-performing at June 30, 2014. Of the $0.2 million in loans that were restructured in the second quarter of 2013, no loans were classified but performing, and $0.2 million were non-performing at June 30, 2013.

The following table summarizes TDRs at June 30, 2014 and December 31, 2013:

	June 30, 2014			December 31, 2013
(Dollars in thousands)	Accrual	Non- Accrual	Total	Accrual	Non- Accrual	Total
1-4 family	$282	1,188	1,470	285	624	909
Commercial real estate	1,000	8,689	9,689	2,642	13,817	16,459
Consumer	240	527	767	180	533	713
Commercial business	640	232	872	673	475	1,148
	$2,162	10,636	12,798	3,780	15,449	19,229

There were no material commitments to lend additional funds to customers whose loans were restructured or classified as nonaccrual at June 30, 2014 or December 31, 2013.

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

When a loan is modified as a TDR, there may be a direct, material impact on the loans within the balance sheet, as principal balances may be partially forgiven. The financial effects of TDRs are presented in the following table and represent the difference between the outstanding recorded balance pre-modification and post-modification, for the three month and six month periods ending June 30, 2014 and June 30, 2013.

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
(Dollars in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment
Troubled debt restructurings:
1-4 family	2	$760	760	2	$760	760
Commercial real estate:
Other	0	0	0	0	0	0
Consumer	2	62	46	4	155	140
Commercial business:
Construction industry	0	0	0	0	0	0
Total	4	$822	806	6	$915	900

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
(Dollars in thousands)	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment
Troubled debt restructurings:
1-4 family	1	$193	200	1	$193	200
Commercial real estate:
Other	0	0	0	2	75	75
Consumer	1	3	3	5	117	118
Commercial business:
Construction industry	1	41	41	1	41	41
Total	3	$237	244	9	$426	434

Loans that were restructured within the 12 months preceding June 30, 2014 and June 30, 2013 and defaulted during the three and six months ended June 30, 2014 and June 30, 2013 are presented in the table below.

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
(Dollars in thousands)	Number of Contracts	Outstanding Recorded Investment	Number of Contracts	Outstanding Recorded Investment
Troubled debt restructurings that subsequently defaulted:
1-4 family	1	$640	1	$640
Commercial real estate:
Residential developments	0	0	0	0
Other	0	0	0	0
Consumer	0	0	0	0
Commercial business:
Construction industry	0	0	0	0
Other	0	0	0	0
Total	1	$640	1	$640

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
(Dollars in thousands)	Number of Contracts	Outstanding Recorded Investment	Number of Contracts	Outstanding Recorded Investment
Troubled debt restructurings that subsequently defaulted:
1-4 family	2	$187	2	$187
Commercial real estate:
Residential developments	2	608	2	608
Other	0	0	0	0
Consumer	0	0	0	0
Commercial business:
Construction industry	0	0	0	0
Other	0	0	0	0
Total	4	$795	4	$795

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

TDRs are reviewed for impairment following the same methodology as other impaired loans. For loans that are collateral-dependent, the value of the collateral is reviewed and additional reserves may be added as needed. Loans that are not collateral-dependent may have additional reserves established if deemed necessary. The reserves for TDRs were $1.2 million, or 13.6%, of the total $8.7 million in loan loss reserves at June 30, 2014 and $2.9 million, or 25.6%, of the total $11.4 million in loan loss reserves at December 31, 2013.

(11) Investment in Mortgage Servicing Rights

A summary of mortgage servicing activity is as follows:

(Dollars in thousands)	Six Months ended June 30, 2014	Twelve Months ended December 31, 2013	Six Months ended June 30, 2013
Mortgage servicing rights:
Balance, beginning of period	$1,708	1,732	1,732
Originations	112	568	394
Amortization	(249)	(592)	(331)
Balance, end of period	$1,571	1,708	1,795
Fair value of mortgage servicing rights	$2,710	2,801	2,620

All of the loans being serviced were single family loans under the FNMA individual loan sale program. The following is a summary of the risk characteristics of the loans being serviced at June 30, 2014.

(Dollars in thousands)	Loan Principal Balance	Weighted Average Interest Rate	Weighted Average Remaining Term (months)	Number of Loans
Original term 30 year fixed rate	$201,997	4.33%	299	1,736
Original term 15 year fixed rate	115,713	3.38%	142	1,298
Adjustable rate	193	3.90%	319	5

The gross carrying amount of mortgage servicing rights and the associated accumulated amortization at June 30, 2014 is presented in the following table. Amortization expense for mortgage servicing rights was $249,000 and $331,000 for the six months ended June 30, 2014 and 2013, respectively.

	June 30, 2014
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Unamortized Amount
Mortgage servicing rights	$3,604	(2,033)	1,571
Total	$3,604	(2,033)	1,571

		June 30, 2013
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Unamortized Amount
Mortgage servicing rights	$3,684	(1,889)	1,795
Total	$3,684	(1,889)	1,795

The following table indicates the estimated future amortization expense for amortized mortgage servicing rights:

(Dollars in thousands)	Estimated Amortization Expense
Year ending December 31,
2014	$211
2015	409
2016	363
2017	275
2018	173
Thereafter	140
$1,571

Projections of amortization are based on existing asset balances and the existing interest rate environment as of June 30, 2014. The Company's actual experiences may be significantly different depending upon changes in mortgage interest rates and other market conditions.

(12) Earnings per Common Share

The following table reconciles the weighted average shares outstanding and the earnings available to common shareholders used for basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2014	2013	2014	2013
Weighted average number of common shares outstanding used in basic earnings per common share calculation	4,053	3,991	4,046	3,993
Net dilutive effect of:
Options	478	285	488	176
Restricted stock awards	57	40	54	45
Weighted average number of shares outstanding adjusted for effect of dilutive securities	4,588	4,316	4,588	4,214
Income available to common shareholders	$2,006	1,252	3,105	1,517
Basic earnings per common share	$0.50	0.32	0.77	0.38
Diluted earnings per common share	$0.44	0.30	0.68	0.36

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

On June 30, 2014, the Bank’s tangible assets were $608.6 million, its adjusted total assets were $598.0 million, and its risk-weighted assets were $387.3 million. The following table presents the Bank’s capital amounts and ratios at June 30, 2014 for actual capital, required capital and excess capital, including ratios in order to qualify as being well capitalized under the Prompt Corrective Actions regulations.

	Actual		Required to be Adequately Capitalized		Excess Capital		To Be Well Capitalized Under Prompt Corrective Actions Provisions(1)
(Dollars in thousands)	Amount	Percent of Assets(2)	Amount	Percent of Assets (2)	Amount	Percent of Assets(2)	Amount	Percent of Assets(2)
Bank stockholder’s equity	$77,020
Plus:
Net unrealized losses on certain securities available for sale	302
Less:
Disallowed servicing and tax assets	(10,940)
Tier I or core capital	66,382
Tier I capital to adjusted total assets		11.10%	$23,918	4.00%	$42,464	7.10%	$29,898	5.00%
Tier I capital to risk-weighted assets		17.14%	$15,491	4.00%	$50,891	13.14%	$23,237	6.00%
Plus:
Allowable allowance for loan losses	4,889
Risk-based capital	$71,271		$30,982		$40,288		$38,728
Risk-based capital to risk-weighted assets		18.40%		8.00%		10.40%		10.00%
(1)	Under recently issued final rules, revised requirements will be phased in commencing January 1, 2015, as described below.
(2)	Based upon the Bank’s adjusted total assets for the purpose of the tangible and core capital ratios and risk-weighted assets for the purpose of the risk-based capital ratio.

Management believes that, as of June 30, 2014, the Bank’s capital ratios were in excess of those quantitative capital ratio standards set forth under the current prompt corrective action regulations described above. However, there can be no assurance that the Bank will continue to maintain such status in the future, under the current rules or new rules described below. The OCC has extensive discretion in its supervisory and enforcement activities, and can adjust the requirement to be “well-capitalized” in the future.

The capital requirements of the Company and the Bank will be affected in the future by regulatory changes approved in the final rules issued in July 2013 by the FRB and the OCC to establish an integrated regulatory capital framework for implementing the Basel III reforms of the Basel Committee on Banking Supervision for the Bank of International Settlements. The new requirements, which will be effective beginning on January 1, 2015, will, among other things, apply a strengthened set of capital requirements to both the Bank and the Company, including new requirements relating to common equity as a component of core capital and as a “capital conservation buffer” against risk, and a higher minimum core capital requirement, and will revise the rules for calculating risk-weighted assets for purposes of such requirements. The final rules make corresponding revisions to the prompt corrective action framework. Under the final rules, certain changes including the new capital ratio and buffer requirements will be phased in incrementally, with full implementation scheduled for January 1, 2019. The Company believes that the impact that these new capital standards will have on the Bank’s and Company’s capital positions will not be material when they are implemented on January 1, 2015.

(14) Preferred Stock

The Company's certificate of incorporation authorizes the issuance of up to 500,000 shares of preferred stock, and on December 23, 2008, the Company completed the sale of 26,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Preferred Stock”) to the United States Treasury. The Preferred Stock has a liquidation value of $1,000 per share and a related warrant was also issued to purchase 833,333 shares of HMN common stock at an exercise price of $4.68 per share. The transaction was part of the United States Treasury’s Capital Purchase Program under the Emergency Economic Stabilization Act of 2008. Under the terms of the certificate of designations for the Preferred Stock, dividend payments may be deferred, but the dividend is cumulative and compounds quarterly during the deferral period. In addition, if the Company fails to pay dividends for six quarters, whether or not consecutive, the holders of the Preferred Stock have the right to appoint two representatives to the Company’s board of directors. Treasury did not exercise this right. While dividends on the Preferred Stock are in arrears, no dividend may be paid on the common stock of the Company.

On May 15, 2014 the Company paid a dividend of $201.71 per share on the Company’s outstanding Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the Preferred Stock). The amount of the dividend represented all accrued and unpaid dividends on the Preferred Stock for all past dividend periods and for the dividend period ended on May 14, 2014. On May 15, 2014, the Company also redeemed 10,000 shares of outstanding Preferred Stock on a pro rata basis at $1,000 per share. Following the redemption, 16,000 shares of Preferred Stock remain outstanding.

On July 22, 2014, the Company’s Board of Directors declared a dividend of $22.50 per share on the Company’s outstanding Preferred Stock. The amount of the dividend represents all accrued and unpaid dividends for the dividend period ending on August 14, 2014. The dividend of $360,000 will be payable on August 15, 2014 to holders of record of the Preferred Stock on August 1, 2014.

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

(15) Commitments and Contingencies

The Bank issued standby letters of credit which guarantee the performance of customers to third parties. The standby letters of credit issued and available at June 30, 2014 were approximately $1.7 million, expire over the next twenty-four months, and are collateralized primarily with commercial real estate mortgages. Since the conditions under which the Bank is required to fund the standby letters of credit may not materialize, the cash requirements are expected to be less than the total outstanding commitments.

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

(Dollars in thousands)	Home Federal Savings Bank	Other	Eliminations	Consolidated Total
At or for the six months ended June 30, 2014:
Interest income - external customers	$10,447	0	0	10,447
Non-interest income - external customers	3,410	0	0	3,410
Intersegment interest income	0	1	(1)	0
Intersegment non-interest income	90	4,315	(4,405)	0
Interest expense	641	0	(1)	640
Other non-interest expense	9,852	399	(90)	10,161
Income tax expense	2,927	(245)	0	2,682
Net income	4,315	4,162	(4,315)	4,162
Total assets	608,928	79,706	(78,752)	609,882

At or for the six months ended June 30, 2013:
Interest income - external customers	$12,110	0	0	12,110
Non-interest income - external customers	3,861	0	0	3,861
Intersegment interest income	0	1	(1)	0
Intersegment non-interest income	92	3,009	(3,101)	0
Interest expense	2,508	0	(1)	2,507
Other non-interest expense	11,064	392	(92)	11,364
Income tax expense	0	80	0	80
Net income	3,011	2,538	(3,009)	2,540
Total assets	560,908	65,021	(64,955)	560,974

At or for the quarter ended June 30, 2014:
Interest income - external customers	$5,020	0	0	5,020
Non-interest income - external customers	1,722	0	0	1,722
Intersegment interest income	0	1	(1)	0
Intersegment non-interest income	45	2,601	(2,646)	0
Interest expense	307	0	(1)	306
Other non-interest expense	4,318	191	(45)	4,464
Income tax expense	1,739	(119)	0	1,620
Net income	2,601	2,530	(2,601)	2,530
Total assets	608,928	79,706	(78,752)	609,882

At or for the quarter ended June 30, 2013:
Interest income - external customers	$5,787	0	0	5,787
Non-interest income - external customers	1,987	0	0	1,987
Intersegment interest income	0	1	(1)	0
Intersegment non-interest income	46	2,026	(2,072)	0
Interest expense	1,115	0	0	1,115
Other non-interest expense	5,199	172	(46)	5,325
Income tax expense	0	55	0	55
Net income	2,026	1,799	(2,026)	1,799
Total assets	560,908	65,021	(64,955)	560,974

Item 2:

HMN FINANCIAL, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Information

This quarterly report and other reports filed by the Company with the Securities and Exchange Commission may contain forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are often identified by such forward-looking terminology as “expect,” “intend,” “look,” “believe,” “anticipate,” “estimate,” “project,” “seek,” “may,” “will,” “would,” “could,” “should,” “trend,” “target,” and “goal” or similar statements or variations of such terms and include, but are not limited to, those relating to increasing our core deposit relationships, improving credit quality, reducing non-performing assets, reducing expense and generating improved financial results; the adequacy and amount of available liquidity and capital resources to the Bank; the Company’s liquidity and capital requirements; our expectations for core capital and our strategies and potential strategies for improvement thereof; changes in the size of the Bank’s loan portfolio; the amount of the Bank’s non-performing assets and the appropriateness of the allowance therefor; future losses on non-performing assets; the amount and mix of interest-earning assets; the amount and mix of brokered and other deposits; the availability of alternate funding sources; the payment of dividends by HMN, including Preferred Stock dividends; the future outlook for the Company; the amount of deposits that will be withdrawn from checking and money market accounts and how the withdrawn deposits will be replaced; the projected changes in net interest income based on rate shocks; the range that interest rates may fluctuate over the next twelve months; the net market risk of interest rate shocks; the future outlook for the issuer trust preferred securities held by the Bank; the ability of the Bank to pay dividends to HMN and the redemption of any outstanding Preferred Stock; evaluation of any future redemption of any outstanding Preferred Stock and the factors upon which such matter is likely to depend; the ability to remain well capitalized under revised capital rules; the expected impact of new Basel III and the Dodd Frank Act capital standards on the Bank’s and the Company’s capital positions; and compliance by the Company and the Bank with regulatory standards generally (including the Bank’s status as “well-capitalized”) and other supervisory directives or requirements to which the Company or the Bank are or may become expressly subject, specifically, and possible responses of the Office of the Comptroller of the Currency (OCC), Federal Reserve Bank (FRB), the Bank, and the Company to any failure to comply with any such regulatory standard, directive or requirement.

A number of factors could cause actual results to differ materially from the Company’s assumptions and expectations. These include but are not limited to the adequacy and marketability of real estate and other collateral securing loans to borrowers; federal and state regulation and enforcement; possible legislative and regulatory changes, including changes to regulatory capital rules; the ability of the Bank to comply with other applicable regulatory capital requirements; enforcement activity of the OCC and FRB in the event of our non-compliance with any applicable regulatory standard or requirement; adverse economic, business and competitive developments such as shrinking interest margins, reduced collateral values, deposit outflows, changes in credit or other risks posed by the Company’s loan and investment portfolios, changes in costs associated with alternate funding sources, including changes in collateral advance rates and policies of the Federal Home Loan Bank, technological, computer-related or operational difficulties, results of litigation, and reduced demand for financial services and loan products; changes in accounting policies and guidelines, or monetary and fiscal policies of the federal government or tax laws; international economic developments; the Company’s access to and adverse changes in securities markets; the market for credit related assets; the future operating results, financial condition, cash flow requirements and capital spending priorities of the Company and the Bank; the availability of internal and, as required, external sources of funding; or other significant uncertainties. Additional factors that may cause actual results to differ from the Company’s assumptions and expectations include those set forth in the Company’s most recent filings on Forms 10-K and 10-Q with the Securities and Exchange Commission. All forward-looking statements are qualified by, and should be considered in conjunction with, such cautionary statements. For additional discussion of the risks and uncertainties applicable to the Company, see the “Risk Factors” sections of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and Part II, Item 1A of its subsequently filed Quarterly Reports on Form 10-Q.

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

Between 2008 and 2011, the Company’s commercial business and commercial real estate loan portfolios required significant charge-offs due primarily to decreases in the estimated value of the underlying collateral supporting the loans and the related provision for loan losses increased significantly during these years, relative to prior periods. Beginning in 2012 and continuing into 2014, commercial real estate values stabilized and the economy improved and fewer charge-offs were recorded than in the corresponding periods prior to 2012. In addition, non-performing assets and expenses associated with real estate owned declined during this period, which had a positive effect on earnings.

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

The Company maintains significant net deferred tax assets for deductible temporary differences, the largest of which relates to the allowance for loan and real estate losses and net operating loss carry forwards. For income tax purposes, only net charge-offs are deductible, not the entire provision for loan losses. Under U.S. generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that the deferred tax asset will not be realized. The determination of whether the deferred tax assets are realizable is highly subjective and dependent upon management’s judgment and evaluation of both positive and negative evidence, including the forecasts of future income, tax planning strategies and assessments of the current and future economic and business conditions. The Company considers both positive and negative evidence regarding the ultimate realization of deferred tax assets. Positive evidence includes the Company’s cumulative net income in the prior three years period, the ability to implement tax planning strategies to accelerate taxable income recognition, and the probability that taxable income will be generated in future periods. Negative evidence includes the general business and economic environment. In the second quarter of 2010, the Company recorded a valuation allowance against the entire deferred tax asset balance and the Company continued to maintain a valuation reserve against the entire deferred tax asset balance until December 31, 2013, when the entire valuation reserve was eliminated. The determination to eliminate the valuation reserve was based primarily upon the existence of a three-year cumulative net income and expectations of future taxable income. It is possible that future conditions may differ substantially from those anticipated in eliminating the valuation allowance on deferred tax assets and adjustments may be required in future periods.

Determining the ultimate settlement of any tax position requires significant estimates and judgments in arriving at the amount of tax benefits to be recognized in the financial statements. It is possible that the tax benefits realized upon the ultimate resolution of a tax position may result in tax benefits that are significantly different from those estimated.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2014 COMPARED TO THE SAME PERIODS ENDED JUNE 30, 2013

Net Income

Net income for the second quarter of 2014 was $2.5 million, an increase of $0.7 million, compared to net income of $1.8 million for the second quarter of 2013. The net income available to common shareholders was $2.0 million for the second quarter of 2014, an increase of $0.7 million from the net income available to common shareholders of $1.3 million for the second quarter of 2013. Diluted earnings per common share for the second quarter of 2014 were $0.44, an increase of $0.14 from the diluted earnings per common share of $0.30 for the second quarter of 2013. The increase in net income in the second quarter of 2014 was primarily due to a $1.7 million decrease in the provision for loan losses due to the continued improvement in the credit quality of the commercial real estate loan portfolio. In addition, a $0.8 million increase in the gain on real estate owned contributed to the increase in net income between the periods. These increases in net income were partially offset by a $0.3 million decrease in non-interest income primarily due to a decrease in the gain on sales of loans. Income tax expense also increased $1.6 million between the periods due to the increased income and the recapture of the deferred tax asset valuation reserve in the fourth quarter of 2013, which resulted in regular income tax expense being recorded in the second quarter of 2014.

Net income was $4.2 million for the six month period ended June 30, 2014, an increase of $1.7 million, or 63.9%, compared to the net income of $2.5 million for the six month period ended June 30, 2013. The net income available to common shareholders was $3.1 million for the six month period ended June 30, 2014, an increase of $1.6 million, or 104.7%, compared to the net income available to common shareholders of $1.5 million for the same period of 2013. Diluted earnings per common share for the six month period ended June 30, 2014 was $0.68, an increase of $0.32 per share compared to the diluted earnings per common share of $0.36 for the same period in 2013. The increase in net income for the six month period ended June 30, 2014 was primarily due to a $3.3 million decrease in the provision for loan losses due to the continued improvement in the credit quality of the commercial real estate loan portfolio. In addition, a $0.7 million increase in the gain on real estate owned and a $0.7 million decrease in other non-interest expenses as a result of a decrease in legal and other professional fees contributed to the increase in net income between the periods. These improvements in net income were partially offset by a $0.5 million decrease in non-interest income primarily due to a decrease in the gain on sales of loans between the periods. Income tax expense also increased $2.6 million between the periods due to the increased income and the recapture of the deferred tax asset valuation reserve in the fourth quarter of 2013, which resulted in regular income tax expense being recorded in 2014.

Net Interest Income

Net interest income was $4.7 million for the second quarter of 2014, the same as the second quarter of 2013. Interest income was $5.0 million for the second quarter of 2014, a decrease of $0.8 million, or 13.3%, from $5.8 million for the same period in 2013. Interest income decreased between the periods primarily because of the change in the mix of average interest-earning assets held and also because of a decrease in average yields earned between the periods. While the average interest-earning assets increased $19.8 million between the periods, the average interest-earning assets held in lower yielding cash and investments increased $58.8 million and the amount of average interest-earning assets held in higher yielding loans decreased $39.0 million between the periods. The decrease in the average outstanding loans between the periods was primarily the result of a decrease in the commercial loan portfolio, which occurred primarily because of loan prepayments or non-renewals as a result of the Company’s focus on improving credit quality, decreasing loan concentrations, and managing net interest margin. The average yield earned on interest-earning assets was 3.41% for the second quarter of 2014, a decrease of 66 basis points from the 4.07% average yield for the second quarter of 2013. The decrease in average yield is due to the change in the mix of assets held and the continued low short-term interest rate environment that existed during the second quarter of 2014.

Interest expense was $0.3 million for the second quarter of 2014, a decrease of $0.8 million, or 72.6%, compared to $1.1 million for the second quarter of 2013. Interest expense decreased primarily because of the change in the mix of the average interest-bearing liabilities held between the periods and also because of a decrease in the average rate. While the average interest-bearing liabilities and non-interest deposits increased $8.6 million between the periods, the average interest-bearing liabilities held in higher rate borrowings and brokered certificates of deposits decreased $63.5 million and the amount of interest-bearing liabilities held in other lower rate and non-interest deposit accounts increased $72.1 million between the periods. The decrease in borrowings and brokered certificates of deposits between the periods was the result of using the proceeds from loan principal payments to fund maturing borrowings and brokered certificates of deposits. Interest expense also decreased because of the lower interest rates paid on money market accounts and certificates of deposits. The decreased rates paid were the result of the change in the mix of liabilities held and the low interest rate environment that continued to exist during the second quarter of 2014. The average interest rate paid on interest-bearing liabilities was 0.23% for the second quarter of 2014, a decrease of 62 basis points from the 0.85% average interest rate paid in the second quarter of 2013.

Net interest margin (net interest income divided by average interest-earning assets) for the second quarter of 2014 was 3.20%, a decrease of 8 basis points, compared to 3.28% for the second quarter of 2013.

Net interest income was $9.8 million for the first six months of 2014, an increase of $0.2 million, or 2.1%, from $9.6 million for the same period in 2013. Interest income was $10.4 million for the six month period ended June 30, 2014, a decrease of $1.7 million, or 13.7%, from $12.1 million for the same six month period in 2013. Interest income decreased between the periods primarily because of the change in the mix of average interest-earning assets held, a decrease in the amount of average interest-earning assets and also because of a decrease in average yields earned between the periods. While the average interest-earning assets only decreased $1.8 million overall between the periods, the average interest-earning assets held in higher yielding loans decreased $52.3 million and the amount of interest-earning assets held in lower yielding cash and investments increased $50.5 million between the periods. The decrease in the average outstanding loans between the periods was primarily the result of a decrease in the commercial loan portfolio, which occurred primarily because of loan prepayments or non-renewals as a result of the Company’s focus on improving credit quality, decreasing loan concentrations, and managing net interest margin. The average yield earned on interest-earning assets was 3.61% for the first six months of 2014, a decrease of 56 basis points from the 4.17% average yield for the first six months of 2013. The decrease in average yield is due to the change in the mix of assets held and the continued low short-term interest rate environment that existed during the first six months of 2014.

Interest expense was $0.6 million for the first six months of 2014, a decrease of $1.9 million, or 74.5%, compared to $2.5 million for the first six months of 2013. Interest expense decreased primarily because of the change in the mix of the average interest-bearing liabilities held between the periods and also because of a decrease in the average rate. The average interest-bearing liabilities and non-interest deposits decreased $15.5 million overall between the periods, including a decrease of $72.4 million in the average interest-bearing liabilities held in higher rate borrowings and brokered certificates of deposits, which was partially offset by an increase in the amount of interest-bearing liabilities held in other lower rate and non-interest deposit accounts of $56.9 million between the periods. The decrease in borrowings and brokered certificates of deposits between the periods was the result of using the proceeds from loan principal payments to fund maturing borrowings and brokered certificates of deposits. Interest expense also decreased because of the lower interest rates paid on money market accounts and certificates of deposits. The decreased rates were the result of the change in the mix of liabilities held and the low interest rate environment that continued to exist during the first six months of 2014. The average interest rate paid on interest-bearing liabilities was 0.24% for the first six months of 2014, a decrease of 69 basis points from the 0.93% average interest rate paid in the first six months of 2013.

Net interest margin (net interest income divided by average interest earning assets) for the first six months of 2014 was 3.39%, an increase of 8 basis points, compared to 3.31% for the first six months of 2013.

A summary of the Company’s net interest margin for the three and six month periods ended June 30, 2014 and June 30, 2013 is as follows:

	For the three month period ended
	June 30, 2014			June 30, 2013
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate (2)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate (2)
Interest-earning assets:
Securities available for sale	$115,206	300	1.05%	$93,877	230	0.98%
Loans held for sale	1,550	15	3.88	2,252	20	3.56
Mortgage loans, net (1)	74,533	845	4.55	87,743	1,031	4.71
Commercial loans, net (1)	246,319	3,113	5.07	270,916	3,781	5.60
Consumer loans, net (1)	53,333	686	5.16	53,786	671	5.00
Cash equivalents	98,965	60	0.24	59,168	35	0.23
Federal Home Loan Bank stock	777	1	0.52	3,172	19	2.53
Total interest-earning assets	590,683	5,020	3.41	570,914	5,787	4.07

Interest-bearing liabilities:
NOW accounts	72,267	4	0.02	71,620	4	0.02
Savings accounts	47,726	8	0.07	44,791	8	0.07
Money market accounts	166,404	101	0.24	113,738	88	0.31
Certificates	113,186	193	0.68	144,900	327	0.91
Brokered deposits	0	0	N/A	10,937	38	1.39
Advances and other borrowings	0	0	N/A	52,528	650	4.96
Total interest-bearing liabilities	399,583			438,514
Non-interest checking	134,986			87,404
Other non-interest bearing deposits	850			913
Total interest-bearing liabilities and non-interest bearing deposits	$535,419	306	0.23	$526,831	1,115	0.85
Net interest income		4,714			$4,672
Net interest rate spread			3.18%			3.22%
Net interest margin			3.20%			3.28%

(1) Average balances of loans include non-accrual loans (2) Annualized

	For the six month period ended
	June 30, 2014			June 30, 2013
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate(2)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate(2)
Interest-earning assets:
Securities available for sale	$112,057	604	1.09%	$92,378	463	1.01%
Loans held for sale	1,147	24	4.22	2,340	38	3.27
Mortgage loans, net (1)	75,093	1,649	4.43	90,661	2,140	4.76
Commercial loans, net (1)	247,651	6,671	5.43	282,882	7,965	5.68
Consumer loans, net (1)	53,148	1,385	5.26	53,459	1,388	5.24
Cash equivalents	93,192	112	0.24	59,501	68	0.23
Federal Home Loan Bank stock	780	2	0.52	3,615	48	2.68
Total interest-earning assets	583,068	10,447	3.61	584,836	12,110	4.17

Interest-bearing liabilities:
NOW accounts	71,141	8	0.02	71,013	9	0.03
Savings accounts	46,906	16	0.07	44,358	19	0.09
Money market accounts	159,249	200	0.25	113,667	183	0.32
Certificates	115,828	404	0.70	152,733	724	0.96
Brokered deposits	1,673	12	1.45	12,869	87	1.36
Advances and other borrowings	0	0	N/A	61,216	1,485	4.89
Total interest-bearing liabilities	394,797			455,856
Non-interest checking	130,288			84,492
Other non-interest bearing deposits	873			1,087
Total interest-bearing liabilities and non-interest bearing deposits	$525,958	640	0.24	$541,435	2,507	0.93
Net interest income		9,807			$9,603
Net interest rate spread			3.37%			3.24%
Net interest margin			3.39%			3.31%

(1) Average balances of loans include non-accrual loans (2) Annualized

Provision for Loan Losses

The provision for loan losses was ($2.2) million for the second quarter of 2014, a decrease of $1.7 million, from ($0.5) million for the second quarter of 2013. The provision for loan losses was ($3.8) million for the first six months of 2014, a decrease of $3.3 million from ($0.5) million for the same six month period in 2013. The provision for loan losses decreased in the second quarter and first six months of 2014 primarily because there were more recoveries received in the current periods when compared to the same periods of 2013. The provision also decreased because of a decrease in the outstanding loan portfolio balances, an improvement in the classifications of certain risk rated loans, and a decrease in charge offs in the current periods when compared to the same periods of 2013.

A reconciliation of the Company’s allowance for loan losses for the three and six month periods ended June 30, 2014 and 2013 is summarized as follows:

(Dollars in thousands)	2014	2013
Balance at March 31,	$9,090	$21,941
Provision	(2,178)	(520)
Charge offs:
One-to-four family	(92)	(13)
Consumer	(29)	(55)
Commercial business	0	(556)
Commercial real estate	0	(759)
Recoveries	1,905	321
Balance at June 30,	$8,696	$20,359

Allocated to:
General allowance	$6,342	$12,260
Specific allowance	2,354	8,099
	$8,696	$20,359

(Dollars in thousands)	2014	2013
Balance at January 1,	$11,401	$21,608
Provision	(3,788)	(520)
Charge offs:
One-to-four family	(92)	(200)
Consumer	(60)	(101)
Commercial business	(1)	(556)
Commercial real estate	(936)	(910)
Recoveries	2,172	1,038
Balance at June 30,	$8,696	$20,359

Non-Interest Income

Non-interest income was $1.7 million for the second quarter of 2014, a decrease of $0.3 million, or 13.3%, from $2.0 million for the same period in 2013. Gain on sales of loans decreased $0.4 million between the periods primarily because of a decrease in single family loan originations due to the decrease in refinance activity in the second quarter of 2014 when compared to the same period of 2013. Other non-interest income increased $0.1 million primarily because of an increase in rental income and an increase in the sale of uninsured investment products between the periods.

Non-interest income was $3.4 million for the first six months of 2014, a decrease of $0.5 million, or 11.7%, from $3.9 million for the first six months of 2013. Gain on sales of loans decreased $0.7 million between the periods primarily because of a decrease in single family loan originations due to the decrease in refinance activity in the first six months of 2014 when compared to the same period of 2013. Other non-interest income increased $0.2 million primarily because of an increase in rental income and an increase in the sale of uninsured investment products between the periods.

Non-Interest Expense

Non-interest expense was $4.5 million for the second quarter of 2014, a decrease of $0.8 million, or 16.2%, from $5.3 million for the same period of 2013. The gain on real estate owned increased $0.8 million primarily because of an increase in the gains recognized on the properties sold. Other non-interest expense decreased $0.2 million primarily because of a decrease in legal expenses between the periods. Deposit insurance costs decreased $0.1 million primarily because of a decrease in assets and insurance rates between the periods. Data processing costs decreased $0.1 million due to a decrease in hardware and software depreciation expense. These decreases in non-interest expense were partially offset by a $0.3 million increase in compensation expense between the periods due to an increase in incentive accruals.

Non-interest expense was $10.2 million for the first six months of 2014, a decrease of $1.2 million, or 10.6%, from $11.4 million for the same period of 2013. The gain on real estate owned increased $0.7 million primarily because of an increase in the gains recognized on the properties sold. Other non-interest expense decreased $0.7 million primarily because of a decrease in legal and other professional fees between the periods. Deposit insurance costs decreased $0.3 million primarily because of a decrease in assets and insurance rates between the periods. Data processing costs decreased $0.2 million due to a decrease in hardware and software depreciation expense. These decreases in non-interest expense were partially offset by a $0.6 million increase in compensation expense between the periods due primarily to increases in salaries and pension benefit costs.

Income Taxes

Income tax expense was $1.6 million for the second quarter of 2014, an increase of $1.5 million from $0.1 million for the second quarter of 2013. Income tax expense was $2.7 million for the first six months of 2014, an increase of $2.6 million from $0.1 million for the first six months of 2013. In the second quarter of 2010, the Company recorded a deferred tax asset valuation reserve against its entire deferred tax asset balance and the Company continued to maintain a valuation reserve against the entire deferred tax asset balance at June 30, 2013. Since the valuation reserve was established against the entire deferred tax asset balance, no regular income tax expense was recorded for the first six months of 2013. The income tax expense that was recorded in the first six months of 2013 related to alternative minimum tax amounts that were due since only a portion of the outstanding net operating loss carry forwards could be used to offset current income under the alternative minimum tax rules. In the fourth quarter of 2013, the valuation reserve against the deferred tax asset was eliminated and regular income tax expense of $2.7 million was recorded in the first six months of 2014.

Net Income Available to Common Shareholders

The net income available to common shareholders was $2.0 million for the second quarter of 2014, an improvement of $0.7 million from the $1.3 million net income available to common shareholders in the second quarter of 2013. The net income available to common shareholders was $3.1 million for the first six months of 2014, an increase of $1.6 million from the $1.5 million net income available to common shareholders in the first six months of 2013. The net income available to common shareholders increased primarily because of the increase in the net income between the periods.

FINANCIAL CONDITION

Non-Performing Assets

The following table summarizes the amounts and categories of non-performing assets in the Bank’s portfolio and loan delinquency information as of the end of the three most recently completed quarters.

	June 30,	March 31,	December 31,
(Dollars in thousands)	2014	2014	2013
Non-Performing Loans:
One-to-four family real estate	$2,056	$2,158	$1,602
Commercial real estate	8,803	9,221	14,549
Consumer	707	809	737
Commercial business	725	242	608
Total	12,291	12,430	17,496

Foreclosed and Repossessed Assets:
One-to-four family real estate	111	0	0
Commercial real estate	3,365	6,439	6,898
Total non-performing assets	$15,767	$18,869	$24,394
Total as a percentage of total assets	2.59%	3.04%	3.76%
Total non-performing loans	$12,291	$12,430	$17,496
Total as a percentage of total loans receivable, net	3.34%	3.25%	4.55%
Allowance for loan loss to non-performing loans	70.75%	73.13%	65.17%

Delinquency Data:
Delinquencies (1)
30+ days	$1,635	$2,060	$6,370
90+ days	0	0	0
Delinquencies as a percentage of loan portfolio (1)
30+ days	0.43%	0.52%	1.33%
90+ days	0.00%	0.00%	0.00%

                     (1)  Ecludes non-accrual loans.

Total non-performing assets were $15.8 million at June 30, 2014, a decrease of $3.1 million, or 16.4%, from $18.9 million at March 31, 2014. Non-performing loans decreased $0.1 million and foreclosed and repossessed assets decreased $3.0 million during the second quarter of 2014. The non-performing loan and foreclosed and repossessed asset activity for the second quarter of 2014 was as follows:

(Dollars in thousands)
Non-performing loans		Foreclosed and repossessed assets
March 31, 2014	$12,430	March 31, 2014	$6,439
Classified as non-performing	2,094	Other foreclosures/repossessions	28
Charge offs	(121)	Real estate sold	(4,187)
Principal payments received	(1,238)	Net gain on sale of assets	1,233
Classified as accruing	(790)	Write downs	(121)
Transferred to real estate owned	(84)	Transferred from non-performing loans	84
June 30, 2014	$12,291	June 30, 2014	$3,476

The decrease in non-performing loans relates primarily to principal payments received on non-performing loans. Of the $1.2 million in principal payments received, $0.9 million was related to the payoff of non-performing single family construction loans as a result of the houses being sold and $0.2 million related to principal payments received from various developers as a result of lot sales. The decrease in foreclosed and repossessed assets in the second quarter of 2014 relates primarily to real estate sold during the quarter. Of the $4.2 million in real estate sold during the quarter, $3.8 million related to the sale of one non-residential commercial property.

The non-performing loan and foreclosed and repossessed asset activity for the first six months of 2014 was as follows:

(Dollars in thousands)
Non-performing loans		Foreclosed and repossessed assets
January 1, 2014	$17,496	January 1, 2014	$6,898
Classified as non-performing	3,132	Transferred from non-performing loans	84
Charge offs	(1,089)	Other foreclosures/repossessions	28
Principal payments received	(4,764)	Real estate sold	(4,323)
Classified as accruing	(2,400)	Net gain on sale of assets	1,265
Transferred to real estate owned	(84)	Write downs	(220)
		Other payments received on real estate	(256)
June 30, 2014	$12,291	June 30, 2014	$3,476

The decrease in non-performing loans during the first six months of 2013 relates primarily to principal payments received. Of the $4.8 million in principal payments received during the period, $2.5 million was received on a residential development loan as settlement of the outstanding debt, $0.9 million related to the payoff of non-performing single family construction loans as a result of the houses being sold and $0.6 million related to additional principal payments received from various developers as a result of land or lot sales. The decrease in foreclosed and repossessed assets for the first six months of 2014 relates primarily to real estate sold during the period. Of the $4.3 million in real estate sold during the first six months of 2014, $3.8 million related to the sale of one non-residential commercial property.

The following table summarizes the number and types of commercial real estate loans (the largest category of non-performing loans) that were non-performing as of the end of the three most recently completed quarters.

(Dollars in thousands) Property Type	# of relationships	Principal Amount of Loans at June 30, 2014	# of relationships	Principal Amount of Loans at March 31, 2014	# of relationships	Principal Amount of Loans at December 31, 2013
Developments/land	3	$8,803	4	$9,221	9	$14,549

Dividends

On May 15, 2014 the Company paid a dividend of $201.71 per share on the Company’s outstanding Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the Preferred Stock). The $5.2 million dividend amount represented all accrued and unpaid dividends on the Preferred Stock for all past dividend periods and for the dividend period ended on May 14, 2014. On May 15, 2014, the Company also redeemed 10,000 shares of outstanding Preferred Stock on a pro rata basis at $1,000 per share. Following the redemption, 16,000 shares of Preferred Stock remain outstanding.

On July 22, 2014, the Company’s Board of Directors declared a dividend of $22.50 per share on the Company’s outstanding Preferred Stock. The amount of the dividend represents all unpaid dividends for the dividend period ending on August 14, 2014. The dividend of $360,000 will be payable on August 15, 2014 to holders of record of the Preferred Stock on August 1, 2014.

The reduction in the number of outstanding shares of Preferred Stock will, from and after May 15, 2014, reduce the quarterly Preferred Stock dividend accrual from $585,000 to $360,000. Payment of all previously-deferred accrued and unpaid dividends terminated the then-current right of holders of Preferred Stock to appoint any person to the Company’s board of directors.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2014, the net cash provided by operating activities was $8.0 million. The Company collected $30.0 million from the maturities of securities, $1.3 million from principal repayments on securities, and $4.3 million in proceeds from the sale of real estate. The Company purchased securities of $50.0 million, and purchased premises and equipment of $0.4 million. Net loans receivable decreased $13.4 million, due primarily to commercial loan prepayments and non-renewals. The Company had a net decrease in deposit balances of $31.1 million (primarily in ethanol-related deposits), redeemed $10.0 million of Preferred Stock, paid $5.2 million in Preferred Stock dividends, and customer escrows increased $0.3 million.

The Company has certificates of deposits with outstanding balances of $76.2 million that mature over the next 12 months. Based upon past experience, management anticipates that the majority of the deposits will renew for another term. The Company believes that cash outflow from deposits that do not renew will be replaced with proceeds from loan principal payments or replaced with other deposits or FHLB advances. Federal Reserve borrowings or proceeds from the sale of securities could also be used to fund unanticipated outflows of deposits.

The Company had four deposit customers with aggregate deposits greater than $5.0 million as of June 30, 2014. The $88.6 million in funds held by these customers may be withdrawn at any time and management anticipates that the majority of these deposits will be withdrawn from the Bank over the next twelve months due to the anticipated cash needs of the customers. If these deposits are withdrawn, it is anticipated that they would be funded with available cash or replaced with deposits from other customers or FHLB advances. Federal Reserve borrowings or proceeds from the sale of securities could also be used to replace unanticipated outflows of large checking and money market deposits.

The credit policy of the FHLB relating to the collateral value of the loans collateralizing the outstanding advances with the FHLB may change such that the current collateral pledged to secure future advances is no longer acceptable or the formulas for determining the excess pledged collateral may change. The FHLB could also reduce the amount of funds it will lend to the Bank. It is not anticipated that the Bank will need to find alternative funding sources in the next twelve months to replace the available borrowings from the FHLB. However, if needed, excess collateral currently pledged to the FHLB could be pledged to the FRB and the Bank could borrow additional funds from the FRB based on the increased collateral levels or obtain additional deposits.

The Company’s primary source of cash is dividends from the Bank. At June 30, 2014, the Company had $1.7    million in cash and other assets that could readily be turned into cash. The primary use of cash by the Company is the payment of expenses and dividends on the Preferred Stock. As noted above, the Company redeemed $10.0 million in Preferred Stock and paid $5.2 million in Preferred Stock dividends in the second quarter of 2014. On July 22, 2014, the Company’s Board of Directors declared a dividend of $360,000 on the Company’s outstanding Preferred Stock.  The Preferred Stock dividend will be paid on August 15, 2014, to stockholders of record on August 1, 2014.  The dividend will be funded through internally available funds.  For more information regarding the Preferred Stock dividend, see “Financial Condition – Dividends” above.

The Company also serves as a source of capital, liquidity and financial support to the Bank. Depending upon the operating performance of the Bank and the Company’s other liquidity and capital needs, including potentially Company-level expenses, payment of dividends on the Company’s Preferred Stock, and further repurchases or redemptions of the Preferred Stock, the Company may find it prudent, subject to prevailing capital market conditions and other factors, to raise additional capital through issuance of its common stock or other equity securities. In addition, regulators have placed increasing emphasis on the amount of common equity as a component of core bank capital, and revised capital regulations (described below) incorporating specific levels of common equity capital both at the Bank and the Company. Additional capital would also potentially permit the Company to implement a strategy of growing Bank assets. Depending on the circumstances, if it were to raise capital, the Company may deploy it to the Bank for general banking purposes, or may retain some or all of it for use by the Company.

If the Company were to raise capital through the issuance of additional shares of common stock or other equity securities, it could dilute the ownership interests of existing stockholders, potentially could dilute the Company’s earnings per share, and, if issued at a price less than the Company’s book value, would dilute the per share book value of our common stock, and could result in a change in control of the Company and the Bank. New investors may also have rights, preferences and privileges senior to the Company’s current stockholders, which may adversely impact the Company’s current stockholders. The Company’s ability to raise additional capital through the issuance of equity securities, if deemed prudent, will depend on, among other factors, conditions in the capital markets at that time, which are outside of its control, and on the Company’s financial performance and plans. Accordingly, the Company may not be able to raise additional capital, if deemed prudent, on favorable economic terms, or other terms acceptable to it. If the Company or the Bank cannot satisfactorily address their respective capital needs as they arise, the Company’s ability to maintain or expand its operations, maintain compliance with the regulatory capital requirements, to pay dividends on the Company’s outstanding Preferred Stock, to operate without additional regulatory or other restrictions, and its operating results, could be materially adversely affected.

The capital requirements of the Company and the Bank will be affected by regulatory capital changes issued in July 2013 by the FRB, the FDIC and the OCC. The changes establish an integrated regulatory capital framework for implementing the Basel Committee on Banking Supervision’s Basel III regulatory capital reforms and implement the changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.  The new capital requirements are effective for the Company beginning January 1, 2015, and among other things, apply a strengthened set of capital requirements to both the Bank and the Company and revise the rules for calculating risk-weighted assets for purposes of such requirements. The Company believes that the impact that these new capital standards will have on the Bank’s and Company’s capital positions will not be material when they are implemented on January 1, 2015. See “Item 1 – Business – Regulation and Supervision” in our Form 10-K for the fiscal year ended December 31, 2013 for additional information on the new regulatory capital rules.

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

The following table discloses the projected changes in market value to the Company’s interest-earning assets and interest-bearing liabilities based upon incremental 100 basis-point changes in interest rates from interest rates in effect on June 30, 2014.

	Market Value
(Dollars in thousands)
Basis point change in interest rates	-100	0	+100	+200
Total market risk sensitive assets	$598,724	592,593	582,639	570,293
Total market risk sensitive liabilities	510,815	483,549	465,387	448,065
Off-balance sheet financial instruments	(348)	0	210	338
Net market risk	$88,257	109,044	117,042	121,890
Percentage change from current market value	(19.06)%	0.00%	7.33%	11.78%

The preceding table was prepared utilizing a model using the following assumptions (the Model Assumptions) regarding prepayment and decay ratios, which were determined by management based upon their review of historical prepayment speeds and future prepayment projections. Fixed rate loans were assumed to prepay at annual rates of between 4% to 62%, depending on the note rate and the period to maturity. Adjustable rate mortgages (ARMs) were assumed to prepay at annual rates of between 18% and 138%, depending on the note rate and the period to maturity. Mortgage-backed securities were projected to have prepayments based upon the underlying collateral securing the instrument. Certificate accounts were assumed not to be withdrawn until maturity. Passbook accounts were assumed to decay at an annual rate of 6% and money market accounts were assumed to decay at an annual rate of 9%. Retail checking accounts were assumed to decay at an annual rate of 4%. Commercial checking accounts and money market accounts were assumed to decay at annual rates of 9% and 14%, respectively. Commercial non-interest checking accounts were assumed to decay at an annual rate of 9%. Callable investments were projected to be called at the first call date where the projected interest rate on similar remaining term instruments exceeded the interest rate on the callable advance or investment.

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

Asset/Liability Management

The Company’s management reviews the impact that changing interest rates will have on its net interest income projected for the next twelve months to determine if its current level of interest rate risk is acceptable. The following table projects the estimated annual impact on net interest income during the twelve month period ending June 30, 2015 of immediate interest rate changes called rate shocks.

(Dollars in thousands)
Rate Shock in Basis Points	Projected Change in Net Interest Income	Percentage Change
+200	$2,813	15.09%
+100	$1,516	8.14%
0	$0	0.00%
-100	$(1,360)	(7.30)%

The preceding table was prepared utilizing the Model Assumptions. Certain shortcomings are inherent in the method of analysis presented in the foregoing table. In the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the foregoing table. The ability of many borrowers to service their debt may decrease in the event of a substantial increase in interest rates and could impact net interest income. The increase in interest income in a rising rate environment is primarily because more loans than deposits are scheduled to re-price in the next twelve months.

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

To the extent consistent with its interest rate spread objectives, the Bank attempts to manage its interest rate risk and has taken a number of steps to restructure its balance sheet in order to better match the maturities of its assets and liabilities. In the past, more fixed rate loans were placed into the single family loan portfolio. Over the past several years, the Bank has primarily focused its fixed rate one-to-four family residential lending program on loans that are saleable to third parties and generally placed only those fixed rate loans that met certain risk characteristics into its loan portfolio. The Bank’s commercial loan production continued to be primarily in adjustable rate loans with minimum interest rate floors; however, more of these loans were structured to re-price every one, two, or three years.

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

HMN FINANCIAL, INC.

PART II - OTHER INFORMATION

ITEM 1.           Legal Proceedings.

From time to time, the Company is party to legal proceedings arising out of its lending and deposit operations. The Company is, and expects to become, engaged in a number of foreclosure proceedings and other collection actions as part of its collection activities. Based on our current understanding of these pending legal proceedings, management does not believe that judgments or settlements arising from pending legal matters individually or in the aggregate, would have a material adverse effect on the consolidated financial position, operating results or cash flows of the Company. Litigation is often unpredictable and the actual results of litigation cannot be determined with any certainty.

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

We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations and protect depositors of the Bank. As a result of significant losses in recent years, elevated levels of nonperforming and other classified assets, regulatory requirements, and other capital demands, such as our Preferred Stock dividend requirements (the rate of which increased to 9% per annum in February 2014), it has been necessary for us to increase the Bank’s capital and core capital ratio. In order to improve and maintain its capital ratios and comply with the recently terminated Bank IMCR and Supervisory Agreements, the Bank has, among other things, been working to improve its financial results, reduce non-performing assets, and decrease the asset size of the Bank. From December 31, 2008 to December 31, 2013, our assets decreased $496 million, from $1,145 million to $649 million. These reductions reduce the amount of net interest income we are able to earn.

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

We have a recent history of losses and earning asset contraction, our continued high level of classified and nonperforming assets, accruing Preferred Stock dividends and regulatory restrictions make the sustainability of our return to profitability and ability to grow uncertain.

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

As a result of our participation in the Capital Purchase Program, among other things, during the period Treasury owned the Preferred Stock, we were subject to Treasury’s standards for executive compensation and corporate governance. As a result of Treasury’s sale of the Preferred Stock, these executive compensation and corporate governance standards are no longer applicable. In addition, the Company Supervisory Agreement that was terminated on May 1, 2014 restricted our ability to revise compensation arrangements with our executive officers without the prior consent of the FRB. As a result of the Treasury’s sale of the Preferred Stock and termination of the Company’s Supervisory Agreement, our compensation expense for our executive officers and other senior employees may increase materially, subject to other factors, including earnings and cash flow.

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

In addition, so long as any shares of our Preferred Stock remain outstanding, unless all accrued and unpaid dividends for all prior dividend periods have been paid or are contemporaneously declared and paid in full on our Preferred Stock, we may not pay or declare any dividend on our common stock or other junior stock, other than a dividend payable solely in common stock. Holders of shares of Preferred Stock are entitled to receive cumulative compounding cash dividends at a stated rate per annum of 9% per share on a liquidation preference of $1,000 per share of Preferred Stock with respect to each dividend period after February 15, 2014.

These factors make payment of any common stock dividend or distribution unlikely in the foreseeable future.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

                    None.

ITEM 3.     Defaults Upon Senior Securities.

The Company deferred its regular quarterly cash dividend payments on its Preferred Stock from February 15, 2011 through February 15, 2014. On May 15, 2014 the Company paid a dividend of $201.71 per share on the Company’s outstanding Preferred Stock. The amount of the dividend represented all accrued and unpaid dividends on the Preferred Stock for all past dividend periods and for the dividend period ended on May 14, 2014. On July 22, 2014, the Company’s Board of Directors declared a dividend of $22.50 per share on the Company’s outstanding Preferred Stock. The $360,000 dividend will be paid on August 15, 2014 and represents all unpaid dividends for the dividend period ending on August 14, 2014.

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

HMN FINANCIAL, INC.
Registrant

Date: August 7, 2014	By:	/s/ Bradley Krehbiel
Bradley Krehbiel, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2014	By:	/s/ Jon Eberle
Jon Eberle,
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

HMN FINANCIAL, INC.

INDEX TO EXHIBITS

FOR FORM 10-Q

Regulation S-K Exhibit Number	Document Attached Hereto	Reference To Prior Filing or Exhibit Number	Sequential Page Numbering Where Attached Exhibits Are Located in This Form 10-Q Report

10.1	Form of Change in Control Agreement entered into with executive officers of the Company on May 27, 2014, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 27, 2014 (File No. 0-24100)	10.1	N/A

10.2	Form of Restricted Stock Agreement for awards granted to executive officers of the Company on May 27, 2014, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated May 27, 2014 (File No. 0-24100).	10.2	N/A

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	31.1	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	31.2	Filed Electronically

32	Section 1350 Certifications of CEO and CFO	32	Filed Electronically

101

Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended June 30, 2014, filed with the SEC on August 7, 2014, formatted in Extensible Business Reporting Language (XBRL); (i) the Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, (ii) the Consolidated Statements of Comprehensive Income (Loss) for the Three Month and Six Month Periods ended June 30, 2014 and 2013, (iii) the Consolidated Statement of Stockholders’ Equity for the Six Month Period ended June 30, 2014, (iv) the Consolidated Statements of Cash Flows for the Six Months ended June 30, 2014 and 2013, and (v) Notes to Consolidated Financial Statements.

		101	Filed Electronically