Form 10-Q
period 2014-09-30
HMN FINANCIAL INC
filed 2014-11-05
CIK 921183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer	☐	Accelerated filer ☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐          No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at October 20, 2014
Common stock, $0.01 par value	4,470,339

HMN FINANCIAL, INC.

Part I – FINANCIAL INFORMATION

Item 1: Financial Statements

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands)	September 30, 2014	December 31, 2013
	(unaudited)
Assets
Cash and cash equivalents	$57,177	120,686
Securities available for sale:
Mortgage-backed and related securities (amortized cost $3,176 and $4,899)	3,361	5,213
Other marketable securities (amortized cost $137,780 and $103,788)	137,180	102,743
	140,541	107,956

Loans held for sale	1,235	1,502
Loans receivable, net	365,572	384,615
Accrued interest receivable	1,786	1,953
Real estate, net	3,445	6,898
Federal Home Loan Bank stock, at cost	777	784
Mortgage servicing rights, net	1,542	1,708
Premises and equipment, net	6,833	6,711
Prepaid expenses and other assets	540	698
Deferred tax asset, net	14,985	15,111
Total assets	$594,433	648,622

Liabilities and Stockholders’ Equity
Deposits	$504,908	553,930
Accrued interest payable	101	146
Customer escrows	1,293	614
Accrued expenses and other liabilities	7,520	8,257
Total liabilities	513,822	562,947
Commitments and contingencies
Stockholders’ equity:
Serial preferred stock ($.01 par value): authorized 500,000 shares; issued and outstanding shares 16,000 and 26,000	16,000	26,000
Common stock ($.01 par value): authorized 16,000,000; issued shares 9,128,662	91	91
Additional paid-in capital	50,126	51,175
Retained earnings, subject to certain restrictions	76,486	72,211
Accumulated other comprehensive loss	(372)	(674)
Unearned employee stock ownership plan shares	(2,659)	(2,804)
Treasury stock, at cost 4,658,323 and 4,704,313 shares	(59,061)	(60,324)
Total stockholders’ equity	80,611	85,675
Total liabilities and stockholders’ equity	$594,433	648,622

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2014	2013	2014	2013
Interest income:
Loans receivable	$4,669	5,492	14,398	17,023
Securities available for sale:
Mortgage-backed and related	38	66	131	242
Other marketable	378	156	889	443
Cash equivalents	45	12	157	80
Other	1	3	3	51
Total interest income	5,131	5,729	15,578	17,839

Interest expense:
Deposits	297	404	937	1,426
Federal Home Loan Bank advances	0	0	0	1,485
Total interest expense	297	404	937	2,911
Net interest income	4,834	5,325	14,641	14,928
Provision for loan losses	(989)	(4,330)	(4,777)	(4,850)
Net interest income after provision for loan losses	5,823	9,655	19,418	19,778

Non-interest income:
Fees and service charges	903	929	2,627	2,601
Mortgage servicing fees	263	267	787	772
Gain on sales of loans	804	433	1,480	1,813
Other	224	194	710	498
Total non-interest income	2,194	1,823	5,604	5,684

Non-interest expense:
Compensation and benefits	3,193	3,009	9,944	9,188
Gain on real estate owned	(78)	(282)	(1,130)	(607)
Occupancy	896	867	2,654	2,543
Deposit insurance	74	172	328	680
Data processing	240	340	735	1,047
Other	1,100	1,180	3,055	3,799
Total non-interest expense	5,425	5,286	15,586	16,650
Income before income tax expense	2,592	6,192	9,436	8,812
Income tax expense	1,054	158	3,736	238
Net income	$1,538	6,034	5,700	8,574
Preferred stock dividends and discount	(360)	(523)	(1,417)	(1,546)
Net income for common shareholders	1,178	5,511	4,283	7,028
Other comprehensive income (loss), net of tax	(70)	473	302	(1,045)
Comprehensive income attributable to common shareholders	1,108	5,984	4,585	5,983
Basic earnings per common share	$0.29	1.38	1.06	1.76
Diluted earnings per common share	$0.25	1.27	0.93	1.65

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders' Equity

For the Nine-Month Period Ended September 30, 2014

(unaudited)

						Unearned
						Employee
					Accumulated	Stock		Total
	Serial		Additional		Other	Ownership		Stock-
	Preferred	Common	Paid-in	Retained	Comprehensive	Plan	Treasury	Holders’
(Dollars in thousands)	Stock	Stock	Capital	Earnings	Loss	Shares	Stock	Equity
Balance, December 31, 2013	$26,000	91	51,175	72,211	(674)	(2,804)	(60,324)	85,675
Net income				5,700				5,700
Other comprehensive income					302			302
Redemption of preferred stock	(10,000)							(10,000)
Stock compensation tax benefits			1					1
Restricted stock awards			(1,263)				1,263	0
Amortization of restricted stock awards			176					176
Dividends on preferred stock				(1,425)				(1,425)
Earned employee stock ownership plan shares			37			145		182
Balance, September 30, 2014	$16,000	91	50,126	76,486	(372)	(2,659)	(59,061)	80,611

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	September 30,
(Dollars in thousands)	2014	2013
Cash flows from operating activities:
Net income	$5,700	8,574
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	(4,777)	(4,850)
Depreciation	416	751
Amortization of premiums, net	7	67
Amortization of deferred loan fees	(175)	(238)
Amortization of mortgage servicing rights, net	385	463
Capitalized mortgage servicing rights	(219)	(500)
Gain on sales of real estate	(1,130)	(607)
Gain on sales of loans	(1,480)	(1,813)
Proceeds from sale of loans held for sale	42,724	74,298
Disbursements on loans held for sale	(29,032)	(60,407)
Amortization of restricted stock awards	176	101
Amortization of unearned ESOP shares	145	145
Cancellation of vested restricted stock awards	0	(119)
Earned employee stock ownership shares priced above (below) original cost	37	(27)
Stock option compensation	1	3
Decrease in accrued interest receivable	167	201
Decrease in accrued interest payable	(46)	(120)
Decrease in other assets	170	830
Increase in other liabilities	3,508	251
Other, net	388	221
Net cash provided by operating activities	16,965	17,224
Cash flows from investing activities:
Principal collected on securities available for sale	1,726	4,206
Proceeds collected on maturities of securities available for sale	55,000	11,000
Purchases of securities available for sale	(89,000)	(20,092)
Redemption of Federal Home Loan Bank Stock	7	3,279
Proceeds from sales of real estate and premises	4,382	3,655
Net decrease in loans receivable	11,898	53,583
Purchases of premises and equipment	(538)	(310)
Net cash (used) provided by investing activities	(16,525)	55,321
Cash flows from financing activities:
Decrease in deposits	(49,024)	(29,051)
Redemption of preferred stock	(10,000)	0
Dividends to preferred stockholders	(5,604)	0
Proceeds from borrowings	0	12,000
Repayment of borrowings	0	(82,000)
Increase in customer escrows	679	498
Net cash used by financing activities	(63,949)	(98,553)
Decrease in cash and cash equivalents	(63,509)	(26,008)
Cash and cash equivalents, beginning of period	120,686	83,660
Cash and cash equivalents, end of period	$57,177	57,652
Supplemental cash flow disclosures:
Cash paid for interest	$983	3,031
Cash paid for income taxes	0	205
Supplemental noncash flow disclosures:
Transfer of loans to real estate	142	1,563
Loans transferred to loans held for sale	11,954	10,665

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

September 30, 2014 and 2013

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

(2) Basis of Preparation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of comprehensive income, consolidated statement of stockholders' equity and consolidated statements of cash flows in conformity with U.S. generally accepted accounting principles. However, all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included.  The results of operations for the nine-month period ended September 30, 2014 are not necessarily indicative of the results which may be expected for the entire year.

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

In August 2014, the FASB issued ASU 2014-14, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40) Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. The amendments in this ASU require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure of a government-guaranteed loan if certain conditions are met. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The ASU is intended to reduce diversity in practice and is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of this ASU in the first quarter of 2015 is not anticipated to have a material impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40) Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in this ASU provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide certain related footnote disclosures. The ASU is intended to reduce diversity in the timing and content of footnote disclosures and is effective for all entities for the annual period ending after December 15, 2016 and for annual and interim periods thereafter. The adoption of this ASU in the fourth quarter of 2016 is not anticipated to have a material impact on the Company’s consolidated financial statements.

(4) Derivative Instruments and Hedging Activities

The Company had commitments outstanding to extend credit to future borrowers that had not closed prior to the end of the quarter. The Company intends to sell these commitments, which are referred to as its mortgage pipeline. As commitments to originate or purchase loans enter the mortgage pipeline, the Company generally enters into commitments to sell the mortgage pipeline into the secondary market on a firm commitment or best efforts basis. The commitments to originate, purchase or sell loans on a firm commitment basis are derivatives and are recorded at market value. As a result of marking to market the mortgage pipeline and the related firm commitments to sell at September 30, 2014, the Company recorded an increase in other assets of $11,000, an increase in other liabilities of $12,000 and a loss included in the gain on sales of loans of $1,000.

The current commitments to sell loans held for sale are derivatives that do not qualify for hedge accounting. As a result, these derivatives are marked to market and the related loans held for sale are recorded at the lower-of-cost-or-market. The Company recorded a decrease in other liabilities of $4,000 and a gain included in the gain on sales of loans of $4,000.

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

The following table summarizes the assets and liabilities of the Company for which fair values are determined on a recurring basis as of September 30, 2014 and December 31, 2013.

	Carrying value at September 30, 2014

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale	$140,541	0	140,541	0
Mortgage loan commitments	13	0	13	0
Total	$140,554	0	140,554	0

	Carrying value at December 31, 2013

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale	$107,956	0	107,956	0
Mortgage loan commitments	2	0	2	0
Total	$107,958	0	107,958	0

There were no transfers between Levels 1, 2, or 3 during the three or nine-month periods ended September 30, 2014.

The Company may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from the application of the lower-of-cost-or-market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis in the third quarter of 2014 that were still held at September 30, 2014, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at September 30, 2014 and December 31, 2013.

	Carrying value at September 30, 2014
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Three months ended September 30, 2014 Total gains (losses)	Nine months ended September 30, 2014 Total gains (losses)
Loans held for sale	$1,235	0	1,235	0	(67)	(3)
Mortgage servicing rights	1,542	0	1,542	0	0	0
Loans (1)	11,499	0	11,499	0	934	590
Real estate, net (2)	3,445	0	3,445	0	(8)	(222)
Total	$17,721	0	17,721	0	859	365

		Carrying value at December 31, 2013
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Year ended December 31, 2013 Total gains (losses)
Loans held for sale	$1,502	0	1,502	0	21
Mortgage servicing rights	1,708	0	1,708	0	0
Loans (1)	17,498	0	17,498	0	(1,728)
Real estate, net (2)	6,898	0	6,898	0	(429)
Total	$27,606	0	27,606	0	(2,136)

(1)	Represents the carrying value and related specific reserves on loans for which adjustments are based on the appraised value of the collateral. The carrying value of loans fully charged-off is zero.
(2)	Represents the fair value and related losses of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

(6) Fair Value of Financial Instruments

Generally accepted accounting principles require interim reporting period disclosure about the fair value of financial instruments, including assets, liabilities and off-balance sheet items for which it is practicable to estimate fair value. The fair value hierarchy level for each asset and liability, as defined in note 5, have been included in the following table for September 30, 2014. The fair value estimates are made based upon relevant market information, if available, and upon the characteristics of the financial instruments themselves. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based upon judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. The estimated fair value of the Company’s financial instruments as of September 30, 2014 and December 31, 2013 are shown below.

	September 30, 2014						December 31, 2013
			Fair value hierarchy						Fair value hierarchy
(Dollars in thousands)	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3	Contract amount	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3	Contract amount
Financial assets:
Cash and cash equivalents	$57,177	57,177	57,177				120,686	120,686	120,686
Securities available for sale	140,541	140,541		140,541			107,956	107,956		107,956
Loans held for sale	1,235	1,235		1,235			1,502	1,502		1,502
Loans receivable, net	365,572	365,017		365,017			384,615	388,263		388,263
Federal Home Loan Bank stock	777	777		777			784	784		784
Accrued interest receivable	1,786	1,786		1,786			1,953	1,953		1,953
Financial liabilities:
Deposits	504,908	504,908		504,908			553,930	553,930		553,930
Accrued interest payable	101	101		101			146	146		146

Off-balance sheet financial instruments:
Commitments to extend credit	13	13				184,568	2	2				126,871
Commitments to sell loans	(31)	(31)				3,320	(22)	(22)				2,025

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

Loans Receivable, net

The fair value of the loan portfolio was calculated by discounting the scheduled cash flows through the estimated maturity using anticipated prepayment speeds and using discount rates that reflect the credit and interest rate risk inherent in each loan portfolio.

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

(7) Other Comprehensive Income (Loss)

Other comprehensive income (loss) is defined as the change in equity during a period from transactions and other events from nonowner sources. Comprehensive income (loss) is the total of net income and other comprehensive income (loss), which for the Company is comprised of unrealized gains and losses on securities available for sale. The components of other comprehensive income (loss) and the related tax effects for the quarter and nine-months ended September 30, 2014 and 2013 were as follows:

	For the three months ended September 30,
(Dollars in thousands)	2014			2013
Securities available for sale:	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Net unrealized gains (losses) arising during the period	$(234)	(164)	(70)	473	0	473
Other comprehensive income (loss)	$(234)	(164)	(70)	473	0	473

	For the nine months ended September 30,
(Dollars in thousands)	2014			2013
Securities available for sale:	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Net unrealized gains (losses) arising during the period	$317	15	302	(1,045)	0	(1,045)
Other comprehensive income (loss)	$317	15	302	(1,045)	0	(1,045)

There is no tax effect shown in the above schedule at September 30, 2013 since no regular income tax expense was recorded during these periods.

(8) Securities Available For Sale

The following table shows the gross unrealized losses and fair value for the securities available for sale portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2014 and December 31, 2013.

	September 30, 2014
	Less than twelve months			Twelve months or more			Total
(Dollars in thousands)	# of Investments	Fair Value	Unrealized Losses	# of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Other marketable securities:
U.S. Government agency obligations	14	$66,690	$(310)	2	$9,971	$(51)	$76,661	$(361)
Corporate preferred stock	0	0	0	1	420	(280)	420	(280)
Total temporarily impaired securities	14	$66,690	$(310)	3	$10,391	$(331)	$77,081	$(641)

	December 31, 2013
	Less than twelve months			Twelve months or more			Total
(Dollars in thousands)	# of Investments	Fair Value	Unrealized Losses	# of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Other marketable securities:
U.S. Government agency obligations	20	$93,390	$(637)	0	$0	$0	$93,390	$(637)
Corporate preferred stock	0	0	0	1	280	(420)	280	(420)
Total temporarily impaired securities	20	$93,390	$(637)	1	$280	$(420)	$93,670	$(1,057)

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

The unrealized losses reported for corporate preferred stock at September 30, 2014 was related to a single trust preferred security that was issued by the holding company of a small community bank. Typical of most trust preferred issuances, the issuer has the ability to defer interest payments for up to five years with interest payable on the deferred balance. In October 2009, the issuer elected to defer its scheduled interest payments as allowed by the terms of the security agreement. In September 2014, the issuer paid all deferred interest that was due and the note was current as of September 30, 2014. The issuer’s subsidiary bank has incurred operating losses due to increased provisions for loan losses but still meets the regulatory requirements to be considered “well capitalized” based on its most recent regulatory filing. Based on a review of the issuer, it was determined that the trust preferred security was not other-than-temporarily impaired at September 30, 2014. The Company does not intend to sell the preferred stock and has the intent and ability to hold it for a period of time sufficient to recover the temporary loss. Management believes that the Company will receive all principal and interest payments contractually due on the security and that the decrease in the market value is primarily due to a lack of liquidity in the market for trust preferred securities. Management will continue to monitor the credit risk of the issuer and may be required to recognize other-than-temporary impairment charges on this security in future periods.

A summary of securities available for sale at September 30, 2014 and December 31, 2013 is as follows:

(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
September 30, 2014:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation (FHLMC)	$1,656	105	0	1,761
Federal National Mortgage Association (FNMA)	1,520	80	0	1,600
	3,176	185	0	3,361
Other marketable securities:
U.S. Government agency obligations	137,022	35	(361)	136,696
Corporate equity	58	6	0	64
Corporate preferred stock	700	0	(280)	420
	137,780	41	(641)	137,180
	$140,956	226	(641)	140,541

(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
December 31, 2013:
Mortgage-backed securities:
FHLMC	$2,749	183	0	2,932
FNMA	2,150	131	0	2,281
	4,899	314	0	5,213
Other marketable securities:
U.S. Government agency obligations	103,030	1	(637)	102,394
Corporate equity	58	11	0	69
Corporate preferred stock	700	0	(420)	280
	103,788	12	(1,057)	102,743
	$108,687	326	(1,057)	107,956

The following table indicates amortized cost and estimated fair value of securities available for sale at September 30, 2014 based upon contractual maturity adjusted for scheduled repayments of principal and projected prepayments of principal based upon current economic conditions and interest rates.

(Dollars in thousands)	Amortized Cost	Fair Value
Due less than one year	$113,306	113,182
Due after one year through five years	26,892	26,875
Due after five years through ten years	0	0
Due after ten years	700	420
No stated maturity	58	64
Total	$140,956	140,541

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

(9) Loans Receivable, Net

A summary of loans receivable at September 30, 2014 and December 31, 2013 is as follows:

(Dollars in thousands)	September 30, 2014	December 31, 2013
1-4 family	$69,353	76,467
Commercial real estate:
Residential developments	23,832	32,984
Other	164,303	161,466
	188,135	194,450
Consumer	54,809	53,423
Commercial business:
Construction industry	6,112	6,334
Other	55,041	65,375
	61,153	71,709
Total loans	373,450	396,049
Less:
Unamortized discounts	17	33
Net deferred loan costs	(62)	0
Allowance for loan losses	7,923	11,401
Total loans receivable, net	$365,572	384,615

(10) Allowance for Loan Losses and Credit Quality Information

The allowance for loan losses for the three and nine months ended September 30, 2014 and 2013 is summarized as follows:

(Dollars in thousands)	1-4 Family	Commercial Real Estate	Consumer	Commercial Business	Total
For the three months ended September 30, 2014:
Balance, June 30, 2014	$2,085	3,823	1,164	1,624	8,696
Provision for losses	(489)	14	(16)	(498)	(989)
Charge-offs	0	0	(15)	(55)	(70)
Recoveries	0	229	10	47	286
Balance, September 30, 2014	$1,596	4,066	1,143	1,118	7,923

For the nine months ended September 30, 2014:
Balance, December 31, 2013	$1,628	6,458	1,106	2,209	11,401
Provision for losses	60	(3,588)	83	(1,332)	(4,777)
Charge-offs	(92)	(936)	(75)	(56)	(1,159)
Recoveries	0	2,132	29	297	2,458
Balance, September 30, 2014	$1,596	4,066	1,143	1,118	7,923

Allocated to:
Specific reserves	$404	2,403	382	589	3,778
General reserves	1,224	4,055	724	1,620	7,623
Balance, December 31, 2013	$1,628	6,458	1,106	2,209	11,401

Allocated to:
Specific reserves	$277	384	431	180	1,272
General reserves	1,319	3,682	712	938	6,651
Balance, September 30, 2014	$1,596	4,066	1,143	1,118	7,923

Loans receivable at December 31, 2013:
Individually reviewed for impairment	$1,888	17,190	917	1,281	21,276
Collectively reviewed for impairment	74,579	177,260	52,506	70,428	374,773
Ending balance	$76,467	194,450	53,423	71,709	396,049

Loans receivable at September 30, 2014:
Individually reviewed for impairment	$1,341	9,714	942	769	12,766
Collectively reviewed for impairment	68,012	178,421	53,867	60,384	360,684
Ending balance	$69,353	188,135	54,809	61,153	373,450

(Dollars in thousands)	1-4 Family	Commercial Real Estate	Consumer	Commercial Business	Total
For the three months ended September 30, 2013:
Balance, June 30, 2013	$2,059	14,089	1,431	2,780	20,359
Provision for losses	(675)	(3,512)	(58)	(85)	(4,330)
Charge-offs	0	(2)	(374)	(50)	(426)
Recoveries	0	711	14	177	902
Balance, September 30, 2013	$1,384	11,286	1,013	2,822	16,505

For the nine months ended September 30, 2013:
Balance, December 31, 2012	$2,821	13,588	1,146	4,053	21,608
Provision for losses	(1,250)	(2,646)	256	(1,210)	(4,850)
Charge-offs	(200)	(911)	(475)	(606)	(2,192)
Recoveries	13	1,255	86	585	1,939
Balance, September 30, 2013	$1,384	11,286	1,013	2,822	16,505

The following table summarizes the amount of classified and unclassified loans at September 30, 2014 and December 31, 2013:

	September 30, 2014
	Classified					Unclassified
(Dollars in thousands)	Special Mention	Substandard	Doubtful	Loss	Total	Total	Total Loans
1-4 family	$0	5,010	213	0	5,223	64,130	69,353
Commercial real estate:
Residential developments	0	10,080	0	0	10,080	13,752	23,832
Other	274	8,844	0	0	9,118	155,185	164,303
Consumer	0	496	148	298	942	53,867	54,809
Commercial business:
Construction industry	35	442	0	0	477	5,635	6,112
Other	810	1,596	0	0	2,406	52,635	55,041
	$1,119	26,468	361	298	28,246	345,204	373,450

	December 31, 2013
	Classified					Unclassified
(Dollars in thousands)	Special Mention	Substandard	Doubtful	Loss	Total	Total	Total Loans
1-4 family	$738	6,987	322	0	8,047	68,420	76,467
Commercial real estate:
Residential developments	0	19,229	0	0	19,229	13,755	32,984
Other	5,337	13,092	0	0	18,429	143,037	161,466
Consumer	0	524	152	240	916	52,507	53,423
Commercial business:
Construction industry	0	401	0	0	401	5,933	6,334
Other	1,419	6,433	0	0	7,852	57,523	65,375
	$7,494	46,666	474	240	54,874	341,175	396,049

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

The aging of past due loans at September 30, 2014 and December 31, 2013 is summarized as follows:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
September 30, 2014
1-4 family	$774	723	375	1,872	67,481	69,353	0
Commercial real estate:
Residential developments	0	0	0	0	23,832	23,832	0
Other	439	126	0	565	163,738	164,303	0
Consumer	170	116	111	397	54,412	54,809	0
Commercial business:
Construction industry	31	0	0	31	6,081	6,112	0
Other	134	0	0	134	54,907	55,041	0
	$1,548	965	486	2,999	370,451	373,450	0

December 31, 2013
1-4 family	$1,542	128	322	1,992	74,475	76,467	0
Commercial real estate:
Residential developments	0	1,426	0	1,426	31,558	32,984	0
Other	0	0	0	0	161,466	161,466	0
Consumer	418	256	57	731	52,692	53,423	0
Commercial business:
Construction industry	0	1,934	0	1,934	4,400	6,334	0
Other	800	104	0	904	64,471	65,375	0
	$2,760	3,848	379	6,987	389,062	396,049	0

Impaired loans include loans that are non-performing (non-accruing) and loans that have been modified in a troubled debt restructuring (TDR). The following table summarizes impaired loans and related allowances as of September 30, 2014 and December 31, 2013:

	September 30, 2014			December 31, 2013
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans with no related allowance recorded:
1-4 family	$303	303	0	88	88	0
Commercial real estate:
Residential developments	7,586	10,239	0	8,257	13,636	0
Other	50	228	0	52	52	0
Consumer	469	473	0	487	491	0
Commercial business:
Construction industry	84	223	0	93	296	0
Other	0	0	0	0	0	0
Loans with an allowance recorded:
1-4 family	1,038	1,038	277	1,800	1,844	404
Commercial real estate:
Residential developments	1,216	1,217	223	7,994	12,725	2,260
Other	862	862	161	888	888	143
Consumer	473	490	431	429	429	382
Commercial business:
Construction industry	0	0	0	0	0	0
Other	685	1,237	180	1,188	1,984	589
Total:
1-4 family	1,341	1,341	277	1,888	1,932	404
Commercial real estate:
Residential developments	8,802	11,456	223	16,251	26,361	2,260
Other	912	1,090	161	940	940	143
Consumer	942	963	431	916	920	382
Commercial business:
Construction industry	84	223	0	93	296	0
Other	685	1,237	180	1,188	1,984	589
	$12,766	16,310	1,272	21,276	32,433	3,778

The following tables summarize average recorded investment and interest income recognized on impaired loans during the three and nine months ended September 30, 2014 and 2013.

	For the three months ended September 30, 2014		For the nine months ended September 30, 2014
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance recorded:
1-4 family	$234	3	352	6
Commercial real estate:
Residential developments	7,691	102	7,688	112
Other	51	5	51	5
Consumer	456	8	468	10
Commercial business:
Construction industry	86	0	89	0
Other	0	0	0	0
Loans with an allowance recorded:
1-4 family	1,606	6	1,651	13
Commercial real estate:
Residential developments	1,153	0	3,521	0
Other	866	9	874	24
Consumer	489	3	479	9
Commercial business:
Construction industry	0	0	0	0
Other	981	8	990	23
Total:
1-4 family	1,840	9	2,003	19
Commercial real estate:
Residential developments	8,844	102	11,209	112
Other	917	14	925	29
Consumer	945	11	947	19
Commercial business:
Construction industry	86	0	89	0
Other	981	8	990	23
	$13,613	144	16,163	202

	For the three months ended September 30, 2013		For the nine months ended September 30, 2013
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance recorded:
1-4 family	$1,589	31	1,608	46
Commercial real estate:
Residential developments	9,127	29	9,338	43
Other	335	16	424	18
Consumer	309	5	315	8
Commercial business:
Construction industry	98	0	90	0
Other	0	0	9	0
Loans with an allowance recorded:
1-4 family	2,272	6	2,571	19
Commercial real estate:
Residential developments	12,031	27	13,519	41
Other	1,856	228	2,249	232
Consumer	998	7	1,221	18
Commercial business:
Construction industry	0	0	36	0
Other	1,332	17	1,791	28
Total:
1-4 family	3,861	37	4,179	65
Commercial real estate:
Residential developments	21,158	56	22,857	84
Other	2,191	244	2,673	250
Consumer	1,307	12	1,536	26
Commercial business:
Construction industry	98	0	126	0
Other	1,332	17	1,800	28
	$29,947	366	33,171	453

At September 30, 2014 and December 31, 2013, non-accruing loans totaled $10.4 million and $17.5 million, respectively, for which the related allowance for loan losses was $0.9 million and $3.4 million, respectively. The decrease in the related allowances is due primarily to two commercial real estate loans that were paid off during the third quarter of 2014. All of the interest income that was recognized for non-accruing loans was recognized using the cash basis method of income recognition. Non-accruing loans for which no specific allowance has been recorded, because management determined that the value of the collateral was sufficient to repay the loan, totaled $7.7 million and $7.8 million at September 30, 2014 and December 31, 2013, respectively. Non-accrual loans also include certain loans that have had terms modified in a TDR.

The non-accrual loans at September 30, 2014 and December 31, 2013 are summarized as follows:

(Dollars in thousands)	September 30, 2014	December 31, 2013

1-4 family	$984	$1,602
Commercial real estate:
Residential developments	8,310	14,146
Other	420	403
Consumer	533	737
Commercial business:
Construction industry	84	93
Other	63	515
	$10,394	$17,496

At September 30, 2014 and December 31, 2013 there were loans included in loans receivable, net, with terms that had been modified in a TDR totaling $11.5 million and $19.2 million, respectively. There were no loans modified in the third quarter of 2014. Of the $0.5 million in loans that were restructured in the third quarter of 2013, no loans were classified but performing, and $0.5 million were non-performing at September 30, 2013.

The following table summarizes TDRs at September 30, 2014 and December 31, 2013:

	September 30, 2014			December 31, 2013
(Dollars in thousands)	Accrual	Non-Accrual	Total	Accrual	Non-Accrual	Total
1-4 Family	$357	84	441	285	624	909
Commercial real estate	984	8,472	9,456	2,642	13,817	16,459
Consumer	409	332	741	180	533	713
Commercial business	622	199	821	673	475	1,148
	$2,372	9,087	11,459	3,780	15,449	19,229

There were no material commitments to lend additional funds to customers whose loans were restructured or classified as nonaccrual at September 30, 2014 or December 31, 2013.

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

When a loan is modified as a TDR, there may be a direct, material impact on the loans within the balance sheet, as principal balances may be partially forgiven. The financial effects of TDRs are presented in the following tables and represent the difference between the outstanding recorded balance pre-modification and post-modification, for the three month and nine month periods ended September 30, 2014 and 2013.

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
(Dollars in thousands)	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Troubled debt restructurings:
1-4 family	0	$0	$0	2	$760	$760
Commercial real estate:
Residential developments	0	0	0	0	0	0
Other	0	0	0	0	0	0
Consumer	0	0	0	4	155	140
Commercial business:
Construction industry	0	0	0	0	0	0
Other	0	0	0	0	0	0
Total	0	$0	$0	6	$915	$900

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013

(Dollars in thousands)	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Troubled debt restructurings:
1-4 family	0	$0	$0	1	$193	$200
Commercial real estate:
Other	1	679	254	3	754	329
Consumer	12	131	144	17	249	263
Commercial business:
Construction industry	0	0	0	1	41	41
Other	4	194	218	5	193	218
Total	17	$1,004	$616	27	$1,430	$1,051

Loans that were restructured within the 12 months preceding September 30, 2014 that defaulted during the three and nine month periods ended September 30, 2014 are presented in the following table:

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
(Dollars in thousands)	Number of Contracts	Outstanding Recorded Investment	Number of Contracts	Outstanding Recorded Investment
Troubled debt restructurings that subsequently defaulted:
1-4 family	0	$0	1	$640
Commercial real estate:
Residential developments	0	0	0	0
Other	0	0	0	0
Consumer	0	0	0	0
Commercial business:
Construction industry	0	0	0	0
Other	0	0	0	0
Total	0	$0	1	$640

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

TDRs are reviewed for impairment following the same methodology as other impaired loans. For loans that are collateral dependent, the value of the collateral is reviewed and additional reserves may be added as needed. Loans that are not collateral dependent may have additional reserves established if deemed necessary. The allowance for loan losses on TDRs was $0.6 million, or 7.9%, of the total $7.9 million in loan loss reserves at September 30, 2014 and $2.9 million, or 25.6%, of the total $11.4 million in loan loss reserves at December 31, 2013.

(11) Investment in Mortgage Servicing Rights

A summary of mortgage servicing rights activity is as follows:

(Dollars in thousands)	Nine Months ended September 30, 2014	Twelve Months ended December 31, 2013	Nine Months ended September 30, 2013
Mortgage servicing rights:
Balance, beginning of period	$1,708	1,732	1,732
Originations	219	568	500
Amortization	(385)	(592)	(463)
Balance, end of period	$1,542	1,708	1,769
Fair value of mortgage servicing rights	$2,661	2,801	2,919

All of the loans being serviced are single family loans serviced for the Federal National Mortgage Association (FNMA) under the individual loan sale program. The following is a summary of the risk characteristics of the loans being serviced at September 30, 2014.

(Dollars in thousands)	Loan Principal Balance	Weighted Average Interest Rate	Weighted Average Remaining Term (months)	Number of Loans
Original term 30 year fixed rate	$203,193	4.33	299	1,746
Original term 15 year fixed rate	112,657	3.38	141	1,272
Adjustable rate	185	3.90	319	4

The gross carrying amount of mortgage servicing rights and the associated accumulated amortization at September 30, 2014 and 2013 is presented in the table below.

	September 30, 2014
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Unamortized Mortgage Servicing Rights
Mortgage servicing rights	$3,597	(2,055)	1,542
Total	$3,597	(2,055)	1,542

	September 30, 2013
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Unamortized Mortgage Servicing Rights
Mortgage servicing rights	$2,585	(816)	1,769
Total	$2,585	(816)	1,769

Amortization expense for mortgage servicing rights was $385,000 and $463,000 respectively, for the nine-month periods ended September 30, 2014 and 2013. The following table indicates the estimated future amortization expense for mortgage servicing rights:

Mortgage
(Dollars in thousands)	Servicing Rights
Year ended December 31,
2014	$107
2015	417
2016	372
2017	286
2018	187
Thereafter	173
$1,542

Projections of amortization are based on existing asset balances and the existing interest rate environment as of September 30, 2014. The Company's actual experience may be significantly different depending upon changes in mortgage interest rates and other market conditions.

(12) Earnings per Common Share

The following table reconciles the weighted average shares outstanding and the earnings available to common shareholders used for basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2014	2013	2014	2013
Weighted average number of common shares outstanding used in basic earnings per common share calculation	4,067	4,000	4,053	3,996
Net dilutive effect of:
Options	520	310	499	221
Restricted stock awards	62	31	57	40
Weighted average number of shares outstanding adjusted for effect of dilutive securities	4,649	4,341	4,609	4,257
Income available to common shareholders	$1,178	5,511	4,283	7,028
Basic earnings per common share	$0.29	1.38	1.06	1.76
Diluted earnings per common share	$0.25	1.27	0.93	1.65

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

On September 30, 2014, the Bank’s tangible assets were $593.2 million, its adjusted total assets were $582.5 million, and its risk-weighted assets were $395.1 million. The following table presents the Bank’s capital amounts and ratios at September 30, 2014 for actual capital, required capital and excess capital, including ratios in order to qualify as being well capitalized under the Prompt Corrective Actions regulations.

	Actual		Required to be Adequately Capitalized		Excess Capital		To Be Well Capitalized Under Prompt Corrective Actions Provisions(1)
(Dollars in thousands)	Amount	Percent of Assets(2)	Amount	Percent of Assets (2)	Amount	Percent of Assets(2)	Amount	Percent of Assets(2)
Bank stockholder’s equity	$78,557
Plus:
Net unrealized losses on certain securities available for sale and cash flow hedges	372
Less:
Disallowed servicing and tax assets	(11,032)
Tier I or core capital	67,897
Tier I capital to adjusted total assets		11.66%	$23,300	4.00%	$44,596	7.66%	$29,125	5.00%
Tier I capital to risk-weighted assets		17.18%	$15,805	4.00%	$52,092	13.18%	$23,707	6.00%
Plus:
Allowable allowance for loan losses	4,975
Risk-based capital	$72,872		$31,610		$41,263		$39,512
Risk-based capital to risk-weighted assets		18.44%		8.00%		10.44%		10.00%

(1)	Under recently issued final rules, revised requirements will be phased in commencing January 1, 2015, as described below.
(2)	Based upon the Bank’s adjusted total assets for the purpose of the tangible and core capital ratios and risk-weighted assets for the purpose of the risk-based capital ratio.

Management believes that, as of September 30, 2014, the Bank’s capital ratios were in excess of those quantitative capital ratio standards set forth under the current prompt corrective action regulations described above. However, there can be no assurance that the Bank will continue to maintain such status in the future, under the current rules or new rules described below. The OCC has extensive discretion in its supervisory and enforcement activities, and can adjust the requirement to be “well-capitalized” in the future.

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

On May 15, 2014, the Company paid a dividend of $201.71 per share on the Company’s outstanding Preferred Stock. The amount of the dividend represented all accrued and unpaid dividends on the Preferred Stock for all past dividend periods and for the dividend period ended on May 14, 2014. On May 15, 2014, the Company also redeemed 10,000 shares of outstanding Preferred Stock on a pro rata basis at $1,000 per share. Following the redemption, 16,000 shares of Preferred Stock remained outstanding. On August 15, 2014, the Company paid a dividend of $22.50 per share on the Company’s outstanding Preferred Stock. The amount of the dividend represented all accrued and unpaid dividends on the Preferred Stock for the dividend period ended on August 14, 2014. The Company did not pay any dividends on or redeem any shares of the Preferred Stock during the nine months ended September 30, 2013.

On October 9, 2014, the Company announced that its Board of Directors declared a dividend of $22.50 per share on the Company’s outstanding Preferred Stock. The amount of the dividend represents all accrued and unpaid dividends on the Preferred Stock for the dividend period ending on November 14, 2014. The dividend will be payable on November 17, 2014 to holders of record of the Preferred Stock on October 7, 2014. Also on October 9, 2014, the Company announced that it will redeem 6,000 shares of the Preferred Stock on a pro rata basis from holders of record of the Preferred Stock on October 7, 2014. The effective date of the redemption will be November 17, 2014. Giving effect to the dividend to be paid on the same date, the redemption price per share will be $1,000. Following the redemption, 10,000 shares of Preferred Stock will remain outstanding. The Company has requested and received all applicable approvals from regulatory authorities to pay the Preferred Stock dividend and effect the Preferred Stock redemption.

The reduction in the number of outstanding shares of Preferred Stock will, from and after November 15, 2014, reduce the quarterly Preferred Stock dividend accrual from $360,000 to $225,000.

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

(15) Commitments and Contingencies

The Bank issued standby letters of credit which guarantee the performance of customers to third parties. The standby letters of credit issued and available at September 30, 2014 were approximately $2.2 million, expire over the next twenty-one months, and are collateralized primarily with commercial real estate mortgages. Since the conditions under which the Bank is required to fund the standby letters of credit may not materialize, the cash requirements are expected to be less than the total outstanding commitments.

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

(Dollars in thousands)	Home Federal Savings Bank	Other	Eliminations	Consolidated Total
At or for the nine months ended September 30, 2014:
Interest income - external customers	$15,578	0	0	15,578
Non-interest income - external customers	5,604	0	0	5,604
Intersegment interest income	0	1	(1)	0
Intersegment non-interest income	135	5,923	(6,058)	0
Interest expense	938	0	(1)	937
Non-interest expense	15,135	586	(135)	15,586
Income tax expense	4,098	(362)	0	3,736
Net income	5,923	5,700	(5,923)	5,700
Total assets	593,474	80,873	(79,914)	594,433

At or for the nine months ended September 30, 2013:
Interest income - external customers	$17,839	0	0	17,839
Non-interest income - external customers	5,684	0	0	5,684
Intersegment interest income	0	1	(1)	0
Intersegment non-interest income	137	9,390	(9,527)	0
Interest expense	2,912	0	(1)	2,911
Non-interest expense	16,205	582	(137)	16,650
Income tax expense	0	238	0	238
Net income	9,393	8,571	(9,390)	8,574
Total assets	562,541	71,731	(71,707)	562,565
At or for the quarter ended September 30, 2014:
Interest income - external customers	$5,131	0	0	5,131
Non-interest income - external customers	2,194	0	0	2,194
Intersegment non-interest income	45	1,608	(1,653)	0
Interest expense	297	0	0	297
Non-interest expense	5,283	187	(45)	5,425
Income tax expense	1,171	(117)	0	1,054
Net income	1,608	1,538	(1,608)	1,538
Total assets	593,474	80,873	(79,914)	594,433

At or for the quarter ended September 30, 2013:
Interest income - external customers	$5,729	0	0	5,729
Non-interest income - external customers	1,823	0	0	1,823
Intersegment non-interest income	45	6,381	(6,426)	0
Interest expense	404	0	0	404
Non-interest expense	5,141	190	(45)	5,286
Income tax expense	0	158	0	158
Net income	6,382	6,033	(6,381)	6,034
Total assets	562,541	71,731	(71,707)	562,565

Item 2:

HMN FINANCIAL, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Information

This quarterly report and other reports filed by the Company with the Securities and Exchange Commission may contain forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are often identified by such forward-looking terminology as “expect,” “intend,” “look,” “believe,” “anticipate,” “estimate,” “project,” “seek,” “may,” “will,” “would,” “could,” “should,” “trend,” “target,” and “goal” or similar statements or variations of such terms and include, but are not limited to, those relating to increasing our core deposit relationships, improving credit quality, reducing non-performing assets, reducing expense and generating improved financial results; the adequacy and amount of available liquidity and capital resources to the Bank; the Company’s liquidity and capital requirements; our expectations for capital and our strategies and potential strategies for growth and uses thereof; changes in the size of the Bank’s loan portfolio; the amount and mix of the Bank’s non-performing assets and the appropriateness of the allowance therefor; future losses on non-performing assets; the amount and mix of interest-earning assets; the amount and mix of brokered and other deposits; the availability of alternate funding sources; the payment of dividends by HMN, including those on Preferred Stock; the future outlook for the Company; the amount of deposits that will be withdrawn from checking and money market accounts and how the withdrawn deposits will be replaced; the projected changes in net interest income based on rate shocks; the range that interest rates may fluctuate over the next twelve months; the net market risk of interest rate shocks; the future outlook for the issuer trust preferred securities held by the Bank; the ability to request and pay dividends to HMN and the redemption of any outstanding Preferred Stock, evaluation of any future redemption of any outstanding Preferred Stock and the factors upon which such matter is likely to depend; the ability to remain well capitalized under revised capital rules; and compliance by the Company and the Bank with regulatory standards generally (including the Bank’s status as “well-capitalized”), and other supervisory directives or requirements to which the Company or the Bank are or may become expressly subject, specifically, and possible responses of the Office of the Comptroller of the Currency (OCC) and Federal Reserve Bank (FRB) and the Bank and the Company to any failure to comply with any such regulatory standard, agreement or requirement.

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

All statements in this quarterly report on Form 10-Q, including forward-looking statements, speak only as of the date they are made, and we undertake no duty to update any of the forward-looking statements after the date of this quarterly report on Form 10-Q.

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

Between 2008 and 2011, the Company’s commercial business and commercial real estate loan portfolios required significant charge-offs due primarily to decreases in the estimated value of the underlying collateral supporting the loans and the related provision for loan losses increased significantly during these years, relative to prior periods. Beginning in 2012 and continuing into 2014, the economy improved, commercial real estate values stabilized and fewer charge-offs were recorded than in the corresponding periods prior to 2012. In addition, non-performing assets and expenses associated with real estate owned declined during this period, which had a positive effect on earnings.

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

Allowance for Loan Losses and Related Provision

The allowance for loan losses is based on periodic analysis of the loan portfolio. In this analysis, management considers factors including, but not limited to, specific occurrences of loan impairment, changes in the size of the portfolios, national and regional economic conditions such as unemployment data, loan portfolio composition, loan delinquencies, local economic growth rates, historical experience and observations made by the Company's ongoing internal audit and regulatory exam processes. Loans are charged-off to the extent they are deemed to be uncollectible. The Company has established separate processes to determine the appropriateness of the loan loss allowance for its homogeneous single-family and consumer loan portfolios and its non-homogeneous loan portfolios. The determination of the allowance on the homogeneous single-family and consumer loan portfolios is calculated on a pooled basis with individual determination of the allowance of all non-performing loans. The determination of the allowance for the non-homogeneous commercial, commercial real estate, and multi-family loan portfolios involves assigning standardized risk ratings and loss factors that are periodically reviewed. The loss factors are estimated based on the Company's own loss experience and are assigned to all loans without identified credit weaknesses. For each non-performing loan, the Company also performs an individual analysis of impairment that is based on the expected cash flows or the value of the assets collateralizing the loans and establishes any necessary reserves or charges off all loans or portions thereof that are deemed uncollectable.

The appropriateness of the allowance for loan losses is dependent upon management’s estimates of variables affecting valuation, appraisals of collateral, evaluations of performance and status, and the amounts and timing of future cash flows expected to be received on impaired loans. Such estimates, appraisals, evaluations and cash flows may be subject to adjustments due to changing economic prospects of borrowers or properties. The estimates are reviewed periodically and adjustments, if any, are recorded in the provision for loan losses in the periods in which the adjustments become known. Because of the size of some loans, changes in estimates can have a significant impact on the loan loss provision. The allowance is allocated to individual loan categories based upon the relative risk characteristics of the loan portfolios and the actual loss experience. The Company increases and decreases its allowance for loan losses by charging or crediting the provision for loan losses against income. The methodology for establishing the allowance for loan losses takes into consideration probable losses that have been identified in connection with specific loans as well as probable losses in the loan portfolio for which additional specific reserves are not required. Although management believes that based on current conditions the allowance for loan losses is maintained at an appropriate amount to provide for probable loan losses inherent in the portfolio as of the balance sheet date, future conditions may differ substantially from those anticipated in determining the allowance for loan losses and adjustments may be required in the future.

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

RESULTS OF OPERATIONS FOR THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2014 COMPARED TO THE SAME PERIODS ENDED SEPTEMBER 30, 2013

Net Income

Net income was $1.5 million for the third quarter of 2014, a decrease of $4.5 million compared to net income of $6.0 million for the third quarter of 2013. Net income available to common shareholders was $1.2 million for the third quarter of 2014, a decrease of $4.3 million from the net income available to common shareholders of $5.5 million for the third quarter of 2013. Diluted earnings per common share for the third quarter of 2014 was $0.25, a decrease of $1.02 from the diluted earnings per common share of $1.27 for the third quarter of 2013. The decrease in net income for the third quarter of 2014 is due primarily to a $3.3 million reduction in the credit to the provision for loan losses between the periods. The change in the provision was primarily because there were fewer positive changes in the values of the underlying collateral supporting commercial real estate loans in the third quarter of 2014 when compared to the same period of 2013. The smaller increases in the market values of the properties resulted in less recapture of established allowances in the third quarter of 2014 when compared to the same period of 2013. Income tax expense increased $0.9 million between the periods due to the recapture of the deferred tax asset valuation reserve in the fourth quarter of 2013, which resulted in regular income tax expense being recorded in the third quarter of 2014. Net interest income decreased $0.5 million due primarily to a change in the mix of assets held between the periods. The gain on sale of real estate owned decreased $0.2 million due to the decreased amount of real estate sold between the periods. These decreases in net income were partially offset by a $0.4 million increase in gain on sales of loans due primarily to the increase in the gains recognized on the sale of commercial government guaranteed loans between the periods.

Net income was $5.7 million for the nine-month period ended September 30, 2014, a decrease of $2.9 million, or 33.5%, compared to net income of $8.6 million for the nine-month period ended September 30, 2013. The net income available to common shareholders was $4.3 million for the nine-month period ended September 30, 2014, a decrease of $2.7 million, or 39.1%, compared to the net income available to common shareholders of $7.0 million for the same period of 2013. Diluted earnings per common share for the first nine months of 2014 was $0.93, a decrease of $0.72 per share compared to the diluted earnings per common share of $1.65 for the same period in 2013. The decrease in net income for the first nine months of 2014 as compared to the same period of 2013 is due primarily to a $3.5 million increase in income tax expense between the periods. The increase in income tax expense is due to the recapture of the deferred tax asset valuation reserve in the fourth quarter of 2013, which resulted in regular income tax expense being recorded in the first nine months of 2014. Net interest income also decreased $0.3 million due primarily to a change in the mix of assets held between the periods. These decreases in net income were partially offset by a $0.5 million increase in gains on real estate owned and a $0.7 million decrease in other non-interest operating expenses primarily because of decreased legal and other expenses related to non-performing assets.

Net Interest Income

Net interest income was $4.8 million for the third quarter of 2014, a decrease of $0.5 million, or 9.2%, compared to $5.3 million for the third quarter of 2013. Interest income was $5.1 million for the third quarter of 2014, a decrease of $0.6 million, or 10.4%, from $5.7 million for the same period of 2013. Interest income decreased between the periods primarily because of a change in the mix of average interest-earning assets held and also because of a decrease in the average yields earned between the periods. While the average interest-earning assets increased $64.0 million between the periods, the average interest-earning assets held in lower yielding cash and investments increased $100.9 million and the amount of average interest-earning assets held in higher yielding loans decreased $36.9 million between the periods. The decrease in the average outstanding loans between the periods was primarily the result of a decrease in the commercial loan portfolio, which occurred primarily because of loan prepayments and non-renewals as a result of the Company’s focus on improving credit quality, decreasing loan concentration, and managing net interest margin. The average yield earned on interest-earning assets was 3.51% for the third quarter of 2014, a decrease of 90 basis points from 4.41% for the third quarter of 2013. The decrease in average yield is due to the change in the mix of assets held and the continued low short-term interest rate environment that existed during the third quarter of 2014.

Interest expense was $0.3 million for the third quarter of 2014, a decrease of $0.1 million, or 26.5%, compared to $0.4 million for the third quarter of 2013. Interest expense decreased primarily because of the change in the mix of the average interest-bearing liabilities held between the periods and also because of a decrease in the average rate. While the average interest-bearing liabilities increased $56.1 million between the periods, the amount held in higher rate borrowings and certificates of deposits decreased $32.9 million and the amount of interest-bearing liabilities held in other lower rate deposit accounts increased $89.0 million between the periods. The decrease in borrowings and certificates of deposits between the periods was the result of using the proceeds from loan principal payments to fund maturing borrowings and certificates of deposits. The decreased average rates paid were the result of the change in the mix of liabilities held and the low interest rate environment that continued to exist during the third quarter of 2014. The average interest rate paid on interest-bearing liabilities was 0.23% for the third quarter of 2014, a decrease of 11 basis points from the 0.34% average interest rate paid in the third quarter of 2013.

Net interest margin (net interest income divided by average interest earning assets) for the third quarter of 2014 was 3.31%, a decrease of 79 basis points, compared to 4.10% for the third quarter of 2013.

Net interest income was $14.6 million for the first nine months of 2014, a decrease of $0.3 million, or 1.9%, from $14.9 million for the same period of 2013. Interest income was $15.6 million for the nine-month period ended September 30, 2014, a decrease of $2.2 million, or 12.7%, from $17.8 million for the same period of 2013. Interest income decreased between the periods primarily because of a change in the mix of average interest-earning assets held and also because of a decrease in the average yields earned between the periods. While the average interest-earning assets increased $20.4 million between the periods, the average interest-earning assets held in lower yielding cash and investments increased $67.5 million and the amount of average interest-earning assets held in higher yielding loans decreased $47.1 million between the periods. The decrease in the average outstanding loans between the periods was primarily the result of a decrease in the commercial loan portfolio, which occurred primarily because of loan prepayments and non-renewals as a result of the Company’s focus on improving credit quality, decreasing loan concentration, and managing net interest margin. The average yield earned on interest-earning assets was 3.58% for the first nine months of 2014, a decrease of 67 basis points from 4.25% for the same period of 2013. The decrease in average yield is due to the change in the mix of assets held and the continued low short-term interest rate environment that existed during the first nine months of 2014.

Interest expense was $0.9 million for the nine-month period ended September 30, 2014, a decrease of $2.0 million, or 67.8%, from $2.9 million for the same period in 2013. Interest expense decreased primarily because of the change in the mix of the average interest-bearing liabilities held between the periods and also because of a decrease in the average rate. While the average interest-bearing liabilities increased $8.7 million between the periods, the amount held in higher rate borrowings and certificates of deposits decreased $83.7 million and the amount of interest-bearing liabilities held in other lower rate deposit accounts increased $92.4 million between the periods. The decrease in borrowings and certificates of deposits between the periods was the result of using the proceeds from loan principal payments to fund maturing borrowings and certificates of deposits. The decreased average rates paid were the result of the change in the mix of liabilities held and the low interest rate environment that continued to exist during the first nine months of 2014. The average interest rate paid on interest-bearing liabilities was 0.24% for the first nine months of 2014, a decrease of 51 basis points from the 0.75% average interest rate paid in the first nine months of 2013.

Net interest margin (net interest income divided by average interest earning assets) for the first nine months of 2014 was 3.36%, a decrease of 20 basis points, compared to 3.56% for the first nine months of 2013.

A summary of the Company’s net interest margin for the three and nine-month periods ended September 30, 2014 and September 30, 2013 is as follows:

	For the three month period ended
	September 30, 2014			September 30, 2013
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
Interest-earning assets:
Securities available for sale	$137,503	416	1.20%	$90,499	222	0.97%
Loans held for sale	2,253	21	3.70	1,970	20	4.03
Mortgage loans, net	70,580	835	4.69	81,219	921	4.50
Commercial loans, net	237,404	3,106	5.19	265,097	3,853	5.77
Consumer loans, net	54,378	707	5.16	53,275	698	5.20
Cash equivalents	76,224	45	0.23	22,297	12	0.21
Federal Home Loan Bank stock	777	1	0.51	796	3	1.50
Total interest-earning assets	579,119	5,131	3.51	515,153	5,729	4.41

Interest-bearing liabilities:
NOW accounts	70,311	3	0.02	67,277	3	0.02
Savings accounts	47,953	8	0.07	43,934	8	0.07
Money market accounts	171,329	107	0.25	117,193	87	0.29
Certificates	108,029	179	0.66	131,358	273	0.82
Brokered deposits	0	0	0.00	9,327	33	1.40
Advances and other borrowings	0	0	0.00	283	0	0.00
Total interest-bearing liabilities	397,622			369,372
Non-interest checking	125,751			97,937
Other non-interest bearing deposits	1,200			1,123
Total interest-bearing liabilities and non-interest bearing deposits	$524,573	297	0.23	$468,432	404	0.34
Net interest income		$4,834			$5,325
Net interest rate spread			3.28%			4.07%
Net interest margin			3.31%			4.10%

	For the nine month period ended
	September 30, 2014			September 30, 2013
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
Interest-earning assets:
Securities available for sale	$120,632	1,020	1.13%	$91,744	685	1.00%
Loans held for sale	1,520	45	3.96	2,215	58	3.50
Mortgage loans, net	73,572	2,483	4.51	87,479	3,061	4.68
Commercial loans, net	244,197	9,777	5.35	276,889	11,817	5.71
Consumer loans, net	53,563	2,093	5.22	53,397	2,087	5.23
Cash equivalents	87,474	157	0.24	46,963	80	0.23
Federal Home Loan Bank stock	779	3	0.51	2,666	51	2.56
Total interest-earning assets	581,737	15,578	3.58	561,353	17,839	4.25

Interest-bearing liabilities:
NOW accounts	70,861	11	0.02	69,754	12	0.02
Savings accounts	47,259	24	0.07	44,215	27	0.08
Money market accounts	163,319	307	0.25	114,856	270	0.31
Certificates	113,200	583	0.69	145,530	997	0.92
Brokered deposits	1,109	12	1.45	11,675	120	1.37
Advances and other borrowings	0	0	0.00	40,681	1,485	4.88
Total interest-bearing liabilities	395,748			426,711
Non-interest checking	128,759			89,023
Other non-interest bearing deposits	983			1,099
Total interest-bearing liabilities and non-interest bearing deposits	$525,490	937	0.24	$516,833	2,911	0.75
Net interest income		$14,641			$14,928
Net interest rate spread			3.34%			3.50%
Net interest margin			3.36%			3.56%

Provision for Loan Losses

The provision for loan losses was ($1.0) million for the third quarter of 2014, a reduction in the amount credited to the provision of $3.3 million, compared to ($4.3) million for the third quarter of 2013. The provision for loan losses changed primarily because there were fewer positive changes in the values of the underlying collateral supporting commercial real estate loans in the third quarter of 2014 when compared to the same period of 2013. The smaller increases in the market values of the properties resulted in less recapture of established allowances for loan losses in the third quarter of 2014 when compared to the same period of 2013. The credit provision also decreased between the periods because of changes in the reserve percentages on certain risk classifications as a result of an internal analysis of the loan portfolio.

The credit provision for loan losses was ($4.8) million for the first nine months of 2014, a decrease of $0.1 million, from ($4.9) million for the same nine-month period of 2013. The decrease in the size of the commercial loan portfolio and the continued improvement in the credit quality of the loan portfolio in the first nine months of 2014 and 2013 resulted in lower reserves being required in the allowance for loan losses. The reduction in the allowance for loan losses was the primary reason for the large credits in the provision for loan losses for the first nine months of 2014 and 2013.

A reconciliation of the Company’s allowance for loan losses for the three and nine-month periods ended September 30, 2014 and September 30, 2013 is summarized as follows:

	For the three months ended
(Dollars in thousands)	September 30, 2014	September 30, 2013
Balance at June 30,	$8,696	$20,359
Provision	(989)	(4,330)
Charge offs:
One-to-four family	0	0
Consumer	(15)	(374)
Commercial business	(55)	(2)
Commercial real estate	0	(50)
Total charge offs	(70)	(426)
Recoveries	286	902
Balance at September 30,	$7,923	$16,505

General allowance	$6,651	$9,953
Specific allowance	1,272	6,552
	$7,923	$16,505

	For the nine months ended
(Dollars in thousands)	September 30, 2014	September 30, 2013
Balance at January 1,	$11,401	$21,608
Provision	(4,777)	(4,850)
Charge offs:
One-to-four family	(92)	(200)
Consumer	(75)	(475)
Commercial business	(56)	(606)
Commercial real estate	(936)	(911)
Total charge offs	(1,159)	(2,192)
Recoveries	2,458	1,939
Balance at September 30,	$7,923	$16,505

Non-Interest Income

Non-interest income was $2.2 million for the third quarter of 2014, an increase of $0.4 million, or 20.4%, from $1.8 million for the same period of 2013. Gain on sales of loans increased $0.4 million primarily because of an increase in the gains recognized on the sale of commercial government guaranteed loans between the periods due to an increase in originations of these types of loans in the third quarter of 2014 when compared to the same period of 2013.

Non-interest income was $5.6 million for the first nine months of 2014, a decrease of $0.1 million, or 1.4%, from $5.7 million for the same period in 2013. Gain on sales of loans decreased $0.3 million between the periods primarily because of a decrease in single family loan originations due to the decrease in refinance activity in the first nine months of 2014 when compared to the same period of 2013. This decrease was partially offset by an increase of $0.2 million in other income as a result of increased rental income and income from the sale of uninsured investment products.

Non-Interest Expense

Non-interest expense was $5.4 million for the third quarter of 2014, an increase of $0.1 million, or 2.6%, from $5.3 million for the same period of 2013. The gain on real estate owned decreased $0.2 million primarily because of a decrease in the gains recognized on the properties sold. Compensation and benefits expense increased $0.2 million primarily because of an increase in pension benefit plan costs and employee incentives. These increases in non-interest expense were partially offset by a $0.1 million decrease in deposit insurance costs due to a decrease in insurance rates between the periods. Data processing costs decreased $0.1 million due to a decrease in hardware and software depreciation expense. Other non-interest expense decreased $0.1 million between the periods primarily because of a decrease in legal and other expenses related to non-performing assets.

Non-interest expense was $15.6 million for the first nine months of 2014, a decrease of $1.1 million, or 6.4%, from $16.7 million for the same period in 2013. Other non-interest expense decreased $0.7 million primarily because of decreased legal and other expenses related to non-performing assets. The gain on real estate owned increased $0.5 million primarily because of an increase in the gains recognized on the properties sold. Deposit insurance costs decreased $0.4 million primarily because of a decrease in insurance rates between the periods and data processing costs decreased $0.3 million due to a decrease in hardware and software depreciation expense. These decreases in non-interest expense were partially offset by a $0.7 million increase in compensation and benefits expense between the periods due primarily to increases in salaries and pension related expenses. Occupancy expense also increased $0.1 million due to increases in non-capitalized software costs.

Income Tax Expense

Income tax expense was $1.1 million for the third quarter of 2014, an increase of $0.9 million, from $0.2 for the third quarter of 2013. Income tax expense was $3.7 million for the first nine months of 2014, an increase of $3.5 million, from $0.2 million for the same period in 2013. In the second quarter of 2010, the Company recorded a deferred tax asset valuation reserve against its entire deferred tax asset balance and the Company continued to maintain a valuation reserve against the entire deferred tax asset balance at September 30, 2013. Since the valuation reserve was established against the entire deferred tax asset balance, no regular income tax expense was recorded for the first nine months of 2013. The income tax expense that was recorded in the first nine months of 2013 related to alternative minimum tax amounts that were due since only a portion of the outstanding net operating loss carry forwards could be used to offset current income under the alternative minimum tax rules. In the fourth quarter of 2013, the valuation reserve against the deferred tax asset was eliminated and regular income tax expense of $3.7 million was recorded in the first nine months of 2014.

Net Income Available to Common Shareholders

Net income available to common shareholders was $1.2 million for the third quarter of 2014, a decrease of $4.3 million from the $5.5 million net income available to common shareholders in the third quarter of 2013. The net income available to common shareholders was $4.3 million for the first nine months of 2014, a decrease of $2.7 million from the $7.0 million net income available to common shareholders in the same period of 2013. The net income available to common shareholders decreased primarily because of the decrease in net income between the periods.

FINANCIAL CONDITION

Non-Performing Assets

The following table summarizes the amounts and categories of non-performing assets, which consist of non-performing loans and foreclosed and repossessed assets, in the Bank’s portfolio and loan delinquency information as of the end of the two most recently completed quarters and December 31, 2013.

	September 30,	June 30,	December 31,
(Dollars in thousands)	2014	2014	2013
Non-Performing Loans:
One-to-four family real estate	$984	$2,056	$1,602
Commercial real estate	8,730	8,803	14,549
Consumer	533	707	737
Commercial business	147	725	608
Total	10,394	12,291	17,496

Foreclosed and Repossessed Assets:
One-to-four family real estate	134	111	0
Commercial real estate	3,311	3,365	6,898
Total non-performing assets	$13,839	$15,767	$24,394
Total as a percentage of total assets	2.33%	2.59%	3.76%
Total non-performing loans	$10,394	$12,291	$17,496
Total as a percentage of total loans receivable, net	2.84%	3.34%	4.55%
Allowance for loan losses to non-performing loans	76.23%	70.75%	65.17%

Delinquency Data:
Delinquencies (1)
30+ days	$2,334	$1,635	$6,370
90+ days(2)	0	0	0
Delinquencies as a percentage of Loan and lease portfolio (1)
30+ days	0.62%	0.43%	1.33%
90+ days	0.00%	0.00%	0.00%

(1) Excludes non-accrual loans.

(2) Loans delinquent for 90 days and over are generally non-accruing and are included in the Company’s non-performing asset total unless they are well secured and in the process of collection.

Total non-performing assets were $13.8 million at September 30, 2014, a decrease of $2.0 million, or 12.2%, from $15.8 million at June 30, 2014. Non-performing loans decreased $1.9 million and foreclosed and repossessed assets decreased $0.1 million during the third quarter of 2014. The non-performing loan and foreclosed and repossessed asset activity for the quarter was as follows:

(Dollars in thousands)
Non-performing loans		Foreclosed and repossessed assets
June 30, 2014	$12,291	June 30, 2014	$3,476
Classified as non-performing	862	Transferred from non-performing loans	31
Charge offs	(70)	Real estate sold	(134)
Principal payments received	(2,057)	Net gain on sale of assets	86
Classified as accruing	(601)	Write downs	(14)
Transferred to real estate owned	(31)	Other foreclosures/repossessions	0
September 30, 2014	$10,394	September 30, 2014	$3,445

The decrease in non-performing loans during the third quarter of 2014 relates primarily to principal payments received and loans being classified as accruing during the period. Of the $2.1 million in principal payments received, $0.6 million related to the payoff of a non-performing one-to-four family loan that was refinanced with another financial institution, $0.6 million related to the payoff of three construction loans as a result of home sales, and $0.5 million related to the payoff of a non-performing commercial loan.

Total non-performing assets were $13.8 million at September 30, 2014, a decrease of $10.6 million, or 43.3%, from $24.4 million at December 31, 2013. Non-performing loans decreased $7.1 million and foreclosed and repossessed assets decreased $3.5 million during the first nine months of 2014. The non-performing loan and foreclosed and repossessed asset activity for the first nine months of 2014 was as follows:

(Dollars in thousands)
Non-performing loans		Foreclosed and repossessed assets
December 31, 2013	$17,496	December 31, 2013	$6,898
Classified as non-performing	3,994	Transferred from non-performing loans	114
Charge offs	(1,159)	Other foreclosures/repossessions	28
Principal payments received	(6,822)	Real estate sold	(4,457)
Classified as accruing	(3,001)	Net gain on sale of assets	1,351
Transferred to real estate owned	(114)	Write downs	(234)
		Other payments received on real estate	(255)
September 30, 2014	$10,394	September 30, 2014	$3,445

The decrease in non-performing loans during the first nine months of 2014 relates primarily to principal payments received. Of the $6.8 million in principal payments received during the period, $2.5 million was received on a residential development loan as settlement of the outstanding debt, $1.5 million related to the payoff of non-performing single family construction loans as a result of the houses being sold, $1.2 million related to the payoff of two non-performing one-to-four family loans that were refinanced with other financial institutions, $0.6 million related to additional principal payments received from various developers as a result of land or lot sales, and $0.5 million related to the payoff of a non-performing commercial loan.

The following table summarizes the number of lending relationships and types of commercial real estate loans that were non-performing as of the end of the two most recently completed quarters and December 31, 2013.

(Dollars in thousands) Property Type	# of relationships	Principal Amount of Loans at September 30, 2014	# of relationships	Principal Amount of Loans at June 30, 2014	# of relationships	Principal Amount of Loans at December 31, 2013
Developments/land	3	$8,730	3	$8,803	9	$14,549

The decrease in the non-performing commercial real estate loans from June 30, 2014 is due primarily to principal payments received on construction and development loans during the quarter as a result of various building lot sales.

Dividends

On May 15, 2014, the Company paid a dividend of $201.71 per share on the Company’s outstanding Preferred Stock. The amount of the dividend represented all accrued and unpaid dividends on the Preferred Stock for all past dividend periods and for the dividend period ended on May 14, 2014. On May 15, 2014, the Company also redeemed 10,000 shares of outstanding Preferred Stock on a pro rata basis at $1,000 per share. Following the redemption, 16,000 shares of Preferred Stock remained outstanding. On August 15, 2014, the Company paid a dividend of $22.50 per share on the Company’s outstanding Preferred Stock. The amount of the dividend represented all accrued and unpaid dividends on the Preferred Stock for the dividend period ended on August 14, 2014. The Company did not pay any dividends on or redeem any shares of the Preferred Stock during the nine months ended September 30, 2013.

On October 9, 2014, the Company announced that its Board of Directors declared a dividend of $22.50 per share on the Company’s outstanding Preferred Stock. The amount of the dividend represents all accrued and unpaid dividends on the Preferred Stock for the dividend period ending on November 14, 2014. The dividend will be payable on November 17, 2014 to holders of record of the Preferred Stock on October 7, 2014. Also on October 9, 2014, the Company announced that it will redeem 6,000 shares of the Preferred Stock on a pro rata basis from holders of record of the Preferred Stock on October 7, 2014. The effective date of the redemption will be November 17, 2014. Giving effect to the dividend to be paid on the same date, the redemption price per share will be $1,000. Following the redemption, 10,000 shares of Preferred Stock will remain outstanding. The Company has requested and received all applicable approvals from regulatory authorities to pay the Preferred Stock dividend and effect the Preferred Stock redemption. The reduction in the number of outstanding shares of Preferred Stock will, from and after November 15, 2014, reduce the quarterly Preferred Stock dividend accrual from $360,000 to $225,000.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2014, the net cash provided by operating activities was $17.0 million. The Company collected $55.0 million from the maturities of securities, $1.7 million from principal repayments on securities, and $4.4 million in proceeds from the sale of real estate. The Company purchased securities of $89.0 million and purchased premises and equipment of $0.5 million. Net loans receivable decreased $11.9 million due primarily to commercial loan prepayments and non-renewals. The Company had a net decrease in deposit and customer escrow balances of $48.3 million, redeemed $10.0 million of outstanding Preferred Stock, and paid $5.6 million in Preferred Stock dividends.

The Company has certificates of deposits with outstanding balances of $70.7 million that come due over the next 12 months. Based upon past experience, management anticipates that the majority of the deposits will renew for another term. The Company believes that deposits that do not renew will be funded with existing cash balances or replaced with deposits from other customers or FHLB advances. Federal Reserve Bank borrowings or proceeds from the sale of securities could also be used to fund unanticipated outflows of deposits.

The Company had five deposit customers with aggregate deposits greater than $5.0 million as of September 30, 2014. The $71.2 million in funds held by these customers may be withdrawn at any time and management anticipates that the majority of these deposits will be withdrawn from the Bank over the next twelve months due to the anticipated cash needs of the customers. If these deposits are withdrawn, it is anticipated that they would be funded with available cash or replaced with deposits from other customers or FHLB advances. Federal Reserve borrowing or proceeds from the sale of securities could also be used to replace unanticipated outflows of large checking and money market deposits.

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

The Company’s primary source of cash is dividends from the Bank. At September 30, 2014, the Company had $1.3 million in cash and other assets that could readily be turned into cash. The primary use of cash by the Company is the payment of expenses and dividends on the Preferred Stock.

On October 9, 2014, the Company announced that its Board of Directors declared a dividend of $360,000 on the Company’s outstanding Preferred Stock and a redemption of 6,000 shares of Preferred Stock at an aggregate price of $6.0 million. The dividend will be paid and the redemption will occur on November 17, 2014. The dividend and redemption will be funded through internally available funds generated through a dividend from the Bank to HMN. For more information regarding the Preferred Stock dividend and partial redemption, see “Financial Condition – Dividends” above.

The Company also serves as a source of capital, liquidity and financial support to the Bank. Depending upon the operating performance of the Bank and the Company’s other liquidity and capital needs, including potentially Company-level expenses, payment of dividends on the Company’s Preferred Stock, and further redemptions of the Preferred Stock, the Company may find it prudent, subject to prevailing capital market conditions and other factors, to raise additional capital or pursue other strategic alternatives, in each case through, in whole or in part, the issuance of indebtedness or additional shares of common stock or other equity securities. In addition, regulators have placed increasing emphasis on the amount of common equity as a component of core bank capital, and revised capital regulations (described below) incorporating specific levels of common equity capital both at the Bank and the Company. Additional capital would also potentially permit the Company to implement a strategy of growing Bank assets. Depending on the circumstances, if it were to raise capital, the Company may deploy it to the Bank for general banking purposes, or may retain some or all of it for use by the Company.

If the Company issues additional shares of common stock or other equity securities, it would dilute the ownership interests of existing stockholders, and, if issued at a price less than the Company’s book value, could dilute the per share book value of the Company’s common stock, dilute the Company’s earnings per share, and could result in a change in control of the Company and the Bank. New investors may also have rights, preferences and privileges senior to the Company’s current stockholders, which may adversely impact the Company’s current stockholders. The Company’s ability to issue equity securities, if deemed prudent, will depend on, among other factors, conditions in the capital markets at that time, which are outside of its control, and on the Company’s financial performance and plans. Accordingly, the Company may not be able to issue capital, if deemed prudent, on favorable economic terms, or other terms acceptable to it. If the Company or the Bank cannot satisfactorily address their respective capital needs as they arise, the Company’s ability to maintain or expand its operations, maintain compliance with the regulatory capital requirements, to pay dividends on the Company’s outstanding Preferred Stock, to operate without additional regulatory or other restrictions, and its operating results, could be materially adversely affected.

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

The following table discloses the projected changes in market value to the Company’s interest-earning assets and interest-bearing liabilities based upon incremental 100 basis point changes in interest rates from interest rates in effect on September 30, 2014.

Other than trading portfolio	Market Value
(Dollars in thousands)
Basis point change in interest rates	-100	0	+100	+200
Total market risk sensitive assets	$583,099	577,358	566,955	554,327
Total market risk sensitive liabilities	492,648	465,899	448,191	431,436
Off-balance sheet financial instruments	(138)	0	25	72
Net market risk	$90,589	111,459	118,739	122,819
Percentage change from current market value	(18.72)%	0.00%	6.53%	10.19%

The preceding table was prepared utilizing the following assumptions (the Model Assumptions) regarding prepayment and decay ratios, which were determined by management based upon their review of historical prepayment speeds and future prepayment projections. Fixed rate loans were assumed to prepay at annual rates of between 4% to 60%, depending on the note rate and the period to maturity. Adjustable rate mortgages (ARMs) were assumed to prepay at annual rates of between 18% and 138%, depending on the note rate and the period to maturity. Mortgage-backed securities were projected to have prepayments based upon the underlying collateral securing the instrument. Certificate accounts were assumed not to be withdrawn until maturity. Passbook accounts were assumed to decay at an annual rate of 6% and money market accounts were assumed to decay at an annual rate of 9%. Non-interest checking and NOW accounts were assumed to decay at an annual rate of 4%. Commercial NOW accounts and MMDA accounts were assumed to decay at an annual rate of 9% and 14%, respectively. Commercial non-interest checking accounts were assumed to decay at an annual rate of 9%. Callable investments were projected to be called at the first call date where the projected interest rate on similar remaining term advances exceeded the interest rate on the callable advance or investment.

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

Asset/Liability Management

The Company’s management reviews the impact that changing interest rates will have on its net interest income projected for the next twelve months to determine if its current level of interest rate risk is acceptable. The following table projects the estimated annual impact on net interest income during the 12 month period ending September 30, 2015 of immediate interest rate changes called rate shocks.

(Dollars in thousands)
Rate Shock in Basis Points	Projected Change in Net Interest Income	Percentage Change
+200	$2,093	11.28%
+100	1,112	5.99
0	0	0.00
-100	(1,999)	(10.78)

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

In an attempt to manage its exposure to changes in interest rates, management closely monitors interest rate risk. The Bank has an Asset/Liability Committee which meets frequently to discuss changes in the interest rate risk position and projected profitability. The Committee makes adjustments to the asset/liability position of the Bank, which are reviewed by the board of directors of the Bank. This Committee also reviews the Bank's portfolio, formulates investment strategies and oversees the timing and implementation of transactions to assure attainment of the Board's objectives in the most effective manner. In addition, each quarter the Board reviews the Bank's asset/liability position, including simulations of the effect on the Bank's capital of various interest rate scenarios.

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

To the extent consistent with its interest rate spread objectives, the Bank attempts to manage its interest rate risk and has taken a number of steps to restructure its balance sheet in order to better match the maturities of its assets and liabilities. In the past, more fixed rate loans were placed into the single family loan portfolio. Over the past several years, the Bank has primarily focused its fixed rate one-to-four family residential lending program on loans that are saleable to third parties and generally placed only those fixed rate loans that met certain risk characteristics into its loan portfolio. The Bank’s commercial loan production continues to be made up of both fixed and adjustable rate loans with minimum interest rate floors; however, loans are typically structured to re-price every one, two, or three years, when market conditions will allow.

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

HMN FINANCIAL, INC.

PART II - OTHER INFORMATION

ITEM 1.         Legal Proceedings.

From time to time, the Company is party to legal proceedings arising out of its lending and deposit operations. The Company is, and expects to become, engaged in a number of foreclosure proceedings and other collection actions as part of its collection activities. Based on our current understanding of these pending legal proceedings, management does not believe that judgments or settlements, if any and if determined adversely to the Company, arising from pending legal matters individually or in the aggregate, would have a material adverse effect on the consolidated financial position, operating results or cash flows of the Company. Litigation is often unpredictable and the actual results of litigation cannot be determined with any certainty.

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

We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations and protect depositors of the Bank. As a result of significant losses in recent years, elevated levels of nonperforming and other classified assets, regulatory requirements, and other capital demands, such as our Preferred Stock dividend requirement of 9%, it has been necessary for us to increase the Bank’s capital and core capital ratio. In order to improve and maintain its capital ratios and comply with the recently terminated Bank IMCR and Supervisory Agreements, the Bank has, among other things, been working to improve its financial results, reduce non-performing assets, and decrease the asset size of the Bank. From December 31, 2008 to December 31, 2013, our assets decreased $496 million, from $1,145 million to $649 million. These reductions reduce the amount of net interest income we are able to earn.

Depending upon the operating performance of the Bank, the need for continued compliance with applicable regulatory requirements, and our other liquidity and capital needs, we may find it prudent subject to prevailing market conditions and other factors, to raise additional capital or pursue other strategic alternatives, in each case through, in whole or in part, the issuance of indebtedness or additional shares of common stock or other equity securities. New capital regulations place increasing emphasis on the amount of common equity as a component of core bank capital and specifically include minimum levels of common equity capital. These regulations also will require regulatory capital to meet required levels on a consolidated basis. Additional capital would also potentially permit the Company to return to a strategy of growing Bank assets. Depending on circumstances, if we were to raise capital, we may deploy it to the Bank for general banking purposes, or may retain some or all of such capital for use by the Company.

If the Company issues additional shares of common stock or other equity securities, it would dilute the ownership interests of existing stockholders, potentially could dilute the Company’s earnings per share, and, if issued at a price less than the Company’s book value, would dilute the per share book value of our common stock, and could result in a change in control of the Company and the Bank. New investors may also have rights, preferences and privileges senior to our current stockholders which may adversely impact our current stockholders. Our ability to issue equity securities, if deemed prudent, would depend on conditions in the capital markets at that time, which are outside of our control, and on our financial performance. It may also depend potentially on our ability to make changes to our Certificate of Incorporation requiring stockholder approval that may be needed to accommodate a significant investment by a person or group. Accordingly, we may not be able to issue capital, if needed, at all, on favorable economic terms, or other terms acceptable to us.

There can be no assurance that these or other actions we may take will be sufficient and timely in order to address our consolidated and Bank capital requirements, as needed. If we cannot satisfactorily address our capital needs as they arise, our ability to maintain or expand our operations, to pay dividends on our outstanding Preferred Stock, to operate without additional regulatory sanctions or other restrictions, and our operating results, could be materially adversely affected.

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

We had net income in the years ended December 31, 2013 and 2012, but experienced net losses in each of the previous four calendar years during the four-year period ended December 31, 2011. These losses have been primarily due to loan losses in our commercial loan portfolios. We continue to have relatively high levels of nonperforming and other classified assets that pose a risk to our interest income, capital and liquidity. Accruing dividends on our outstanding Preferred Stock have significantly reduced the net income available to common stockholders since February 2011. In addition, in order to improve our capital ratios, we have significantly contracted the size of the Bank through reductions in assets, primarily loans, and in liabilities, primarily brokered deposits and advances. Total assets have decreased $232 million and brokered deposits and advances decreased $222 million in the three year period ended December 31, 2013. These reductions in assets and liabilities have correspondingly reduced the base of earning assets from which we realize our primary source of income, net interest income.

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

Our ability to pay dividends on or repurchase our common stock is significantly restricted; we have not paid a dividend on our common stock since 2008 and our current financial condition and results of operations and our preferred stock dividend payment obligations make payment of any such dividend unlikely in the foreseeable future.

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

None.

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

HMN FINANCIAL, INC. Registrant

Date: November 5, 2014	By:	/s/ Bradley Krehbiel
Bradley Krehbiel,
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 5, 2014		/s/ Jon Eberle
Jon Eberle,
Chief Financial Officer and Senior Vice President
(Principal Financial Officer)

HMN FINANCIAL, INC.

INDEX TO EXHIBITS

FOR FORM 10-Q

			Sequential
		Reference	Page Numbering
Regulation		to Prior	Where Attached
S-K		Filing or	Exhibits Are
Exhibit		Exhibit	Located in This
Number	Document Attached Hereto	Number	Form 10-Q Report

10.1	HMN Financial, Inc. Senior Management Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, dated July 22, 2014 (File No. 000-24100).	10.1	N/A

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	31.1	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	31.2	Filed Electronically

32	Section 1350 Certifications of CEO and CFO	32	Filed Electronically

101

Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended September 30, 2014, filed with the SEC on November 5, 2014, formatted in eXtensible Business Reporting Language (XBRL); (i) the Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, (ii) the Consolidated Statements of Comprehensive Income (Loss) for the Three Month and Nine Month Periods Ended September 30, 2014 and 2013, (iii) the Consolidated Statement of Stockholders’ Equity for the Nine Month Period Ended September 30, 2014, (iv) the Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2014 and 2013, and (v) Notes to Consolidated Financial Statements.

		101	Filed Electronically