Form 10-K
period 2014-12-31
HMN FINANCIAL INC
filed 2015-03-13
CIK 921183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to ______.

Commission file number: 0-24100.

HMN FINANCIAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-1777397
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1016 Civic Center Drive Northwest	55901
Rochester, Minnesota	(Zip Code)
(Address of principal executive offices)

(507) 535-1200
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	NASDAQ Global Market

Securities registered pursuant to section 12(g) of the Act:

None
(Title of class)

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

YES [ X ] NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES [ X ] NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [  ] NO [ X ]

As of June 30, 2014, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $32.6 million based on the closing stock price of $11.00 on such date as reported on the NASDAQ Global Market.

As of February 26, 2015, the number of outstanding shares of common stock of the registrant was 4,480,258.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s annual report to stockholders for the year ended December 31, 2014 (Annual Report), are incorporated by reference in Parts I, II and IV of this Form 10-K. Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the registrant’s fiscal year ended December 31, 2014 are incorporated by reference in Part III of this Form 10-K.

TABLE OF CONTENTS

PART I

Item 1.	Business
	General	5
	Market Area	5
	Lending Activities	6
	Origination, Purchases and Sales of Mortgage-Backed and Related Securities	13
	Classified Assets and Delinquencies	16
	Investment Activities	16
	Sources of Funds	19
	Other Information
	Service Corporations of the Bank	22
	Competition	23
	Other Corporations Owned by the Company	23
	Employees	23
	Regulation and Supervision	23
	Executive Officers	32
Item 1A.	Risk Factors	32
Item 1B.	Unresolved Staff Comments	44
Item 2.	Properties	44
Item 3.	Legal Proceedings	44
Item 4.	Mine Safety Disclosures	44

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	44
Item 6.	Selected Financial Data	44
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	45
Item 7A.	Quantitative and Qualitative Disclosure About Market Risk	45
Item 8.	Financial Statements and Supplementary Data	45
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	45
Item 9A.	Controls and Procedures	45
Item 9B.	Other Information	46

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	46
Item 11.	Executive Compensation	46
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	46
Item 13.	Certain Relationships and Related Transactions, Director Independence	47
Item 14.	Principal Accounting Fees and Services	47

PART IV

Item 15.	Exhibits, Financial Statement Schedules	48
Signatures		49
Index to Exhibits		50

Forward-Looking Statements

The information presented or incorporated by reference in this Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These statements are often identified by such forward-looking terminology as “expect,” “intend,” “look,” “believe,” “anticipate,” “estimate,” “project,” “seek,” “may,” “will,” “would,” “could,” “should,” “trend,” “target,” and “goal” or similar statements or variations of such terms and include, but are not limited to, those relating to increasing our core deposit relationships, improving credit quality, reducing non-performing assets, reducing expense and generating improved financial results; the adequacy and amount of available liquidity and capital resources to the Bank; the Company’s liquidity and capital requirements; our expectations for core capital and our strategies and potential strategies for improvement thereof; improvements in loan production; changes in the size of the Bank’s loan portfolio; the amount of the Bank’s non-performing assets and the appropriateness of the allowance therefor; anticipated future levels of the provision for loan losses; future losses on non-performing assets; the amount and mix of interest-earning assets; the amount and mix of deposits; the availability of alternate funding sources; the payment of dividends by HMN, the future outlook for the Company; the amount of dividends paid by the FHLB on its stock; the amount of deposits that will be withdrawn from checking and money market accounts and how the withdrawn deposits will be replaced; the projected changes in net interest income based on rate shocks; the range that interest rates may fluctuate over the next twelve months; the net market risk of interest rate shocks; the future outlook for the issuer trust preferred securities held by the Bank; the ability of the Bank to pay dividends to HMN; the ability of HMN to pay the principal and interest payments on the third party note; the ability to remain well capitalized under revised capital rules; the expected impact of new Basel III and the Dodd Frank Act capital standards on the Bank’s and the Company’s capital positions; and compliance by the Company and the Bank with regulatory standards generally (including the Bank’s status as “well-capitalized”) and other supervisory directives or requirements to which the Company or the Bank are or may become expressly subject, specifically, and possible responses of the Office of the Comptroller of the Currency (OCC), Board of Governors of the Federal Reserve System (FRB), the Bank, and the Company to any failure to comply with any such regulatory standard, directive or requirement.

A number of factors could cause actual results to differ materially from the Company’s assumptions and expectations. These include but are not limited to the adequacy and marketability of real estate and other collateral securing loans to borrowers; federal and state regulation and enforcement; possible legislative and regulatory changes, including additional changes to regulatory capital rules; the ability of the Bank to comply with other applicable regulatory capital requirements; enforcement activity of the OCC and FRB in the event of our non-compliance with any applicable regulatory standard or requirement; adverse economic, business and competitive developments such as shrinking interest margins, reduced collateral values, deposit outflows, changes in credit or other risks posed by the Company’s loan and investment portfolios, changes in costs associated with alternate funding sources, including changes in collateral advance rates and policies of the Federal Home Loan Bank, technological, computer-related or operational difficulties, results of litigation, and reduced demand for financial services and loan products; changes in accounting policies and guidelines, or monetary and fiscal policies of the federal government or tax laws; international economic developments; the Company’s access to and adverse changes in securities markets; the market for credit related assets; the future operating results, financial condition, cash flow requirements and capital spending priorities of the Company and the Bank; the availability of internal and, as required, external sources of funding; or other significant uncertainties. Additional factors that may cause actual results to differ from the Company’s assumptions and expectations include those set forth in the Company’s most recent filings on Forms 10-K and 10-Q with the Securities and Exchange Commission. All forward-looking statements are qualified by, and should be considered in conjunction with, such cautionary statements. For additional discussion of the risks and uncertainties applicable to the Company, see the “Risk Factors” sections of this Form 10-K.

Any forward-looking statement speaks only as of the date hereof and we undertake no duty to update any of the forward-looking statements after the date of this Form 10-K.

PART I

ITEM 1. BUSINESS

General

HMN Financial, Inc. (HMN or the Company) is a stock savings bank holding company that owns 100% of Home Federal Savings Bank (the Bank). The Bank has a community banking philosophy and operates retail banking and loan production facilities in Minnesota, Iowa, and Wisconsin. The Bank has two wholly owned subsidiaries, Osterud Insurance Agency, Inc. (OIA), which offers financial planning products and services, and HFSB Property Holdings, LLC (HPH), which acts as an intermediary for the Bank in holding and operating certain foreclosed properties. The Company was incorporated in Delaware in 1994.

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

Based upon information obtained from the U.S. Census Bureau for 2013 (the last year for which information is available), the population of the six primary counties in the Company’s southern Minnesota market area was estimated as follows: Fillmore – 20,835; Freeborn – 30,948; Houston – 18,799; Mower – 39,337; Olmsted – 149,226; and Winona – 51,232. For these same six counties, the median household income from the U.S. Census Bureau for 2009-2013 ranged from $44,683 to $66,252. The population of Dakota County was 408,509 and the median household income was $73,732. With respect to Iowa, the population of Marshall County was 40,994 and the median household income was $51,555.

The Company also serves a diverse high net worth customer base of individuals and businesses in Olmsted County from its two private banking offices located in Rochester, Minnesota.

Lending Activities

General. Historically, the Company has originated 15 and 30 year fixed rate mortgage loans secured by one-to-four family residences for its loan portfolio. Over the past 10 years, the Company has focused on managing interest rate risk and increasing interest income by increasing its investment in shorter term and generally higher yielding commercial real estate, commercial business and construction loans, while reducing its investment in longer term one-to-four family real estate loans. The Company continues to originate 15 and 30 year fixed rate mortgage loans and some shorter term fixed rate loans. The shorter term fixed and adjustable rate loans are generally placed into portfolio, while the majority of the 15 and 30 year fixed rate mortgage loans are sold in the secondary mortgage market. Mortgage interest rates continued to be at relatively low levels in 2014 and very few 15 and 30 year loans were placed into portfolio as most were sold into the secondary market in order to manage the Company’s interest rate risk position. The Company also offers an array of consumer loan products that include both open and closed end home equity loans. Home equity lines of credit have adjustable interest rates based upon the prime rate, as published in the Wall Street Journal, plus a margin. Refer to Notes 4 and 5 of the Notes to Consolidated Financial Statements in the Annual Report for more information on the loan portfolio (incorporated by reference in Item 8 of Part II of this Form 10-K).

The following table shows the composition of the Company's loan portfolio by fixed and adjustable rate loans as of December 31:

	2014		2013		2012		2011		2010

(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Fixed rate Loans
Real estate:
One-to-four family	$46,288	12.39%	$47,377	11.96%	$57,463	12.08%	$69,426	11.96%	$69,424	9.80%
Multi-family	10,919	2.92	7,687	1.94	9,608	2.02	26,132	4.50	23,079	3.26
Commercial	104,178	27.89	109,387	27.62	115,519	24.28	94,535	16.29	110,267	15.56
Construction	7,361	1.97	2,645	0.67	8,430	1.77	5,145	0.89	5,743	0.81
Total real estate loans	168,746	45.17	167,096	42.19	191,020	40.15	195,238	33.64	208,513	29.43
Consumer loans:
Savings	128	0.03	177	0.04	220	0.05	576	0.10	534	0.07
Automobile	1,124	0.30	971	0.25	623	0.13	404	0.07	604	0.09
Home equity	10,711	2.87	11,629	2.94	11,390	2.39	13,426	2.31	18,126	2.56
Mobile home	263	0.07	360	0.09	449	0.09	657	0.11	764	0.11
Land/Lot loans	1,660	0.44	1,745	0.44	2,120	0.45	2,391	0.41	2,139	0.30
Other	2,040	0.55	1,892	0.48	2,038	0.43	2,532	0.44	2,791	0.39
Total consumer loans	15,926	4.26	16,774	4.24	16,840	3.54	19,986	3.44	24,958	3.52
Commercial business loans	32,147	8.61	40,122	10.13	32,769	6.89	54,604	9.41	68,962	9.73
Total non-real estate loans	48,073	12.87	56,896	14.37	49,609	10.43	74,590	12.85	93,920	13.25
Total fixed rate loans	216,819	58.04	223,992	56.56	240,629	50.58	269,828	46.49	302,433	42.68

Adjustable rate Loans
Real estate:
One-to-four family	23,553	6.31	29,090	7.34	39,574	8.32	49,640	8.55	59,111	8.34
Multi-family	4,781	1.28	426	0.11	2,148	0.45	9,385	1.62	25,187	3.56
Commercial	59,187	15.84	69,099	17.45	105,202	22.11	148,940	25.66	182,607	25.77
Construction	5,242	1.40	5,206	1.31	4,000	0.84	5,777	1.00	9,508	1.34
Total real estate loans	92,763	24.83	103,821	26.21	150,924	31.72	213,742	36.83	276,413	39.01
Consumer:
Home equity line	36,832	9.86	36,178	9.13	36,521	7.68	41,429	7.14	44,647	6.30
Home Equity	1,709	0.46
Land/Lot loans	10	0.00	82	0.02	126	0.02	332	0.06	371	0.05
Other	448	0.12	389	0.10	488	0.10	414	0.07	627	0.09
Total consumer loans	38,999	10.44	36,649	9.25	37,135	7.80	42,175	7.27	45,645	6.44
Commercial business loans	24,975	6.69	31,587	7.98	47,085	9.90	54,655	9.41	84,077	11.87
Total non-real estate loans	63,974	17.13	68,236	17.23	84,220	17.70	96,830	16.68	129,722	18.31
Total adjustable rate loans	156,737	41.96	172,057	43.44	235,144	49.42	310,572	53.51	406,135	57.32
Total loans	373,556	100.00%	396,049	100.00%	475,773	100.00%	580,400	100.00%	708,568	100.00%
Less
Unamortized discounts	14		33		33		93		413
Net deferred loan fees	97		0		87		511		1,086
Allowance for losses on loans	8,332		11,401		21,608		23,888		42,828
Total loans receivable, net	$365,113		$384,615		$454,045		$555,908		$664,241

The following table illustrates the interest rate maturities of the Company's loan portfolio at December 31, 2014. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. Scheduled repayments of principal are reflected in the year in which they are scheduled to be paid. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate
(Dollars in thousands)	One-to-four family		Multi-family and Commercial		Construction		Consumer		Commercial Business		Total

Due During Years Ending December 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate

2015(1)	$7,369	4.53%	$13,556	4.87%	$3,756	4.40%	$2,796	7.86%	$24,686	4.20%	$52,163	4.63%
2016	2,554	5.26	38,346	4.05	214	3.99	1,305	6.64	9,887	4.27	52,306	4.21
2017	4,307	4.57	24,964	4.09	334	5.25	2,255	6.80	6,556	5.31	38,416	4.52
2018 through 2019	9,461	4.85	48,953	4.43	4,839	2.92	7,146	5.96	7,364	4.65	77,763	4.55
2020 through 2024	12,040	3.45	29,627	4.63	3,459	4.46	6,874	6.35	8,629	5.17	60,629	4.66
2025 through 2039	31,704	3.98	23,620	4.51	0	0.00	34,549	4.91	0	0.00	89,873	4.48
2040 and thereafter	2,406	4.83	0	0.00	0	0.00	0	0.00	0	0.00	2,406	4.83
	$69,841		$179,066		$12,602		$54,925		$57,122		$373,556

(1)	Includes demand loans, loans having no stated maturity and overdraft loans.

The total amount of loans due after December 31, 2015 that have predetermined interest rates is $184.1 million, while the total amount of loans due after such date that have floating or adjustable interest rates is $137.3 million. At December 31, 2014, construction loans were $6.4 million for one-to-four family dwellings, $1.1 million for multi-family and $5.1 million for nonresidential.

The aggregate amount of loans and extensions of credit that the Bank is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus. In addition to the 15% limit, the Bank is permitted to lend an additional amount equal to 10% of unimpaired capital and surplus if the additional amount is fully secured by “readily marketable collateral” having a current market value of at least 100% of the loan or extension of credit. Similarly, the Bank is permitted to lend additional amounts equal to the lesser of 30% of unimpaired capital and surplus, or $30 million, for certain residential development loans. Applicable law establishes a number of rules for combining loans to separate borrowers. Loans or extensions of credit to one person may be attributed to other persons if: (i) the proceeds of a loan or extension of credit are used for the direct benefit of the other person; or (ii) a common enterprise is deemed to exist between persons. At December 31, 2014, based upon the 15% limitation, the Bank's regulatory limit for loans to one borrower was approximately $11.3 million and no loans to any one borrower exceeded this amount. At December 31, 2014, the Bank’s largest aggregate amount of loans to one borrower totaled $10.3 million. All of the loans for the largest borrower were performing in accordance with their terms and the borrower had no affiliation with the Bank other than its relationship as a borrower.

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

One-to-four family loans that are equal to or less than the conforming/saleable loan dollar limits as established by the Federal Home Loan Mortgage Corporation (FHLMC) or Federal National Mortgage Association (FNMA) may be approved by a designated underwriter. This limit was $417,000 for both 2014 and 2013. Loans less than $750,000 may be approved by one of the Bank’s designated underwriters, the Bank’s Chief Credit Officer, or a majority of the Bank’s Executive Loan Committee. Loans up to $2.0 million may be approved by the Chief Credit Officer or a majority of the Executive Loan Committee and loans over $2.0 million and up to a maximum allowable loan of $4.5 million require approval of a majority of the Executive Loan Committee.

The Bank's individual commercial loan officers have the authority to approve loans that meet the guidelines established by the Bank’s commercial loan policy for loans up to their individual delegated aggregate relationship authority.  Individual delegated aggregate relationship authority varies by loan officer, with the highest individual authorities being $400,000.  The aggregate relationship amount is determined by the total customer credit commitments outstanding plus the new loan request amount.  The Business Banking Department Manager can approve loans up to a $500,000 aggregate relationship.  The VP Credit Administration, Chief Credit Officer and the Chief Operating Officer have approval authorities up to $1 million aggregate, $1.75 million aggregate and $2.0 million aggregate, respectively.  Existing loan relationship requests in aggregate greater than $2.0 million to $7.5 million or a new relationship loan request greater than $2 million up to $4.5 million are approved by the Senior Loan Committee.  Any loan request greater than these limits must be approved by the Bank’s Executive Loan Committee.

The Bank generally requires title insurance on its mortgage loans, as well as fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property. The Bank also requires flood insurance to protect the property securing its interest when the property is located in a flood plain.

One-to-Four Family Residential Real Estate Lending. At December 31, 2014, the Company's one-to-four family real estate loans, consisting of both fixed rate and adjustable rate loans, totaled $69.8 million, a decrease of $6.7 million, from $76.5 million at December 31, 2013. The decrease in the one-to-four family loans in 2014 is the result of selling more of the loans that were originated into the secondary market, instead of placing them into the portfolio, in order to reduce the Company’s interest rate risk position. The Company’s short term strategy is to continue to sell the majority of the loans originated into the secondary market at least until market interest rates increase from their current levels.

The Company offers conventional fixed rate one-to-four family loans that have maximum terms of 30 years. In order to manage interest rate risk, the Company typically sells the majority of fixed rate loan originations with terms to maturity of 15 years or greater that are eligible for sale in the secondary market. The interest rates charged on the fixed rate loan products are based on the secondary market delivery rates, as well as other competitive factors. The Company also originates fixed rate loans with terms up to 30 years that are insured by the Federal Housing Authority (FHA), Veteran’s Administration (VA), Minnesota Housing Finance Agency or Iowa Finance Authority.

The Company also offers one-year adjustable rate mortgages (ARMs) at a margin (generally 350 to 450 basis points) over the yield on the Average Weekly One Year U.S. Treasury Constant Maturity Index for terms of up to 30 years. The ARM loans offered by the Company allow the borrower to select (subject to pricing) an initial period of one year, three years, or five years between the loan origination and the date the first interest rate change occurs. The ARMs generally have a 200 basis point annual interest rate change cap and a lifetime cap of 600 basis points over or under the initial rate. The Company’s originated ARMs do not permit negative amortization of principal, generally do not contain prepayment penalties and are not convertible into fixed rate loans. Because of the low interest rate environment that has existed over the last couple of years, a limited number of ARM loans have been originated as consumers have opted for the longer term fixed rate loans.

In underwriting one-to-four family residential real estate loans, the Company evaluates the borrower's credit history, ability to make principal, interest and escrow payments, the value of the property that will secure the loan, and debt to income ratios. Properties securing one-to-four family residential real estate loans made by the Company are appraised by independent appraisers. The Company originates residential mortgage loans with loan-to-value ratios up to 97% for owner-occupied homes and up to 85% for non-owner occupied homes; however, private mortgage insurance is generally required to reduce the Company's exposure to 80% of value or less on most loans. The Company generally seeks to underwrite its loans in accordance with secondary market, FHA or VA standards.

The Company's residential mortgage loans customarily include due-on-sale clauses giving it the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the property subject to the mortgage.

Fixed rate loans in the Company's portfolio represent conventional fixed rate loans. At December 31, 2014, $1.6 million of the one-to-four family residential loan portfolio was non-performing compared to $1.6 million at December 31, 2013.

Commercial Real Estate and Multi-Family Lending. The Company originates permanent commercial real estate and multi-family loans secured by properties located primarily in its market area. It also purchases a limited amount of participations in commercial real estate and multi-family loans originated by third parties. The commercial real estate and multi-family loan portfolio includes loans secured by motels, hotels, apartment buildings, churches, ethanol plants, manufacturing plants, land developments, office buildings, business facilities, shopping malls, nursing homes, golf courses, restaurants, warehouses, convenience stores, and other non-residential building properties primarily located in the upper Midwestern portion of the United States. At December 31, 2014, the Company’s commercial and multi-family real estate loans totaled $179.1 million, a decrease of $7.5 million, from $186.6 million at December 31, 2013.

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

Multi-family and commercial real estate loans generally present a higher level of risk than loans secured by one-to-four family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family and commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired. At December 31, 2014, $8.8 million of loans in the commercial real estate portfolio were non-performing, compared to $14.5 million at December 31, 2013. The largest non-performing lending relationship in this category as of December 31, 2014 totaled $6.5 million and is secured by a commercial development located in the Bank’s primary market area.

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

At December 31, 2014, construction loans totaled $12.6 million, of which one-to-four family residential totaled $6.4 million, multi-family residential totaled $1.1 million and commercial real estate totaled $5.1 million. The nature of construction loans makes them more difficult to evaluate and monitor. The risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value upon completion of the project, experience of the builder, and the estimated cost (including interest) of the project. If the estimate of value proves to be inaccurate, the Company may be confronted, at or prior to the maturity of the loan, with a project having a value that is insufficient to assure full repayment or the possibility of having to make substantial investments to complete and sell the project. Because defaults in repayment may not occur during the construction period, it may be difficult to identify problem loans at an early stage. In these cases, the Company may be required to modify the terms of the loan. At December 31, 2014, $1.5 million of construction loans in the commercial real estate portfolio were non-performing compared to $1.6 million at December 31, 2013. The non-performing construction loans are primarily comprised of spec houses to a single builder, or related parties, that when sold, or have a purchase agreement, are converted to performing loans and the interest recognized.

Consumer Lending. The Company originates a variety of consumer loans, including home equity loans (open-end and closed-end), automobile, mobile home, lot loans, loans secured by deposit accounts and other loans for household and personal purposes. At December 31, 2014, the Company’s consumer loans totaled $54.9 million, an increase of $1.5 million, from $53.4 million at December 31, 2013.

Consumer loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower. The Company's consumer loans are made at fixed or adjustable interest rates, with terms up to 20 years for secured loans and up to five years for unsecured loans.

The Company's home equity loans are written so that the total commitment amount, when combined with the balance of any other outstanding mortgage liens, may not exceed 90% of the appraised value of the property or an internally established market value. Internal market values are established using current market data, including tax assessment values and recent sales data, and are typically lower than third party appraised values. The closed-end home equity loans are written with fixed or adjustable rates with terms up to 15 years. The open-end home equity lines are written with an adjustable rate and a 2 or 10 year draw period that requires interest only payments followed by a 10-year repayment period that fully amortizes the outstanding balance. The consumer may access the open-end home equity line either by making a withdrawal at the Bank, transferring through online banking, or writing a check on the home equity line of credit account. Open and closed-end equity loans, which are generally secured by second mortgages on the borrower’s principal residence, represented 89.7% of the Company’s consumer loan portfolio at December 31, 2014.

The underwriting standards employed by the Company for consumer loans include a determination of the applicant's payment history on other debts and their ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount. Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or are secured by rapidly depreciable assets, such as automobiles or mobile homes. In these cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. At December 31, 2014, $0.5 million of the consumer loan portfolio was non-performing compared to $0.7 million at December 31, 2013.

Commercial Business Lending. The Company maintains a portfolio of commercial business loans to borrowers associated with the real estate industry as well as to retail, manufacturing operations and professional firms. The Company's commercial business loans generally have terms ranging from six months to five years and may have either fixed or variable interest rates. The Company's commercial business loans generally include personal guarantees and are usually, but not always, secured by business assets such as inventory, equipment, leasehold interests in equipment, fixtures, real estate and accounts receivable. The underwriting process for commercial business loans includes consideration of the borrower's financial statements, tax returns, projections of future business operations and inspection of the subject collateral, if any. The Company also purchases participation interests in commercial business loans originated outside of the Company’s market area from third party originators. These loans generally have underlying collateral of inventory or equipment and repayment periods of less than ten years. At December 31, 2014, the Company’s commercial business loans totaled $57.1 million, a decrease of $14.6 million, from $71.7 million at December 31, 2013.

Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her income, and which are secured by real property with more easily ascertainable value, commercial business loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Furthermore, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. At December 31, 2014, $0.1 million of loans in the commercial business loan portfolio were non-performing compared to $0.6 million at December 31, 2013.

Originations, Purchases and Sales of Loans and Mortgage-Backed and Related Securities

Real estate loans are generally originated by the Company's salaried loan officers. Mortgage and consumer loan officers may also receive a commission in addition to their base salary for meeting production and other branch goals. Loan applications are taken in all branch and loan production offices.

The Company originates both fixed and adjustable rate loans, however, its ability to originate loans is dependent upon the relative customer demand for loans in its markets. Demand for adjustable rate loans is affected by the interest rate environment. The number of adjustable rate loans remained low in 2014 due to the low long term fixed mortgage rates that existed during the year. The Company originated for its portfolio $2.0 million of one-to-four family adjustable rate loans during 2014, a decrease of $0.8 million, from $2.8 million in 2013. The Company also originated for its portfolio $11.6 million of fixed rate one-to-four family loans during 2014, an increase of $3.3 million, from $8.3 million for 2013. The increase in the fixed rate one-to-four family loans that were placed into the loan portfolio in 2014 is the result of more short term fixed rate loans being placed into the Bank’s portfolio.

During the past several years, the Company has focused its portfolio loan origination efforts on commercial real estate, commercial business and consumer loans because these loans have terms to maturity and adjustable interest rate characteristics that are generally more beneficial to the Company in managing interest rate risk than single family fixed rate conventional loans. The Company originated $100.5 million of multi-family and commercial real estate, commercial business and consumer loans (which excludes commercial real estate loans for construction or development) during 2014, an increase of $10.3 million, from originations of $90.2 million for 2013. The increase in originations primarily reflects the $26.1 million increase in commercial real estate loans in 2014 compared to 2013. This increase was partially offset by a decrease of $19.6 million in commercial business loan originations.

In order to supplement loan demand in the Company's market area and geographically diversify its loan portfolio, the Company, from time to time, purchases participations in real estate loans from selected sellers, with yields based upon then-current market rates. The Company reviews and underwrites all loans purchased to ensure that they meet the Company's underwriting standards and the seller generally continues to service the loans. The Company has generally not experienced higher losses or credit quality issues with purchased participations than other loans originated by the Company. The Company purchased $11.2 million of loans during 2014, an increase of $8.1 million, from $3.1 million during 2013. The commercial real estate and commercial business loans that were purchased have terms and interest rates that are similar in nature to the Company's originated commercial and business portfolio. Refer to Notes 4 and 5 of the Notes to Consolidated Financial Statements in the Annual Report for more information on purchased loans (incorporated by reference in Item 8 of Part II of this Form 10-K).

The Company has some mortgage-backed and related securities that are held, based on investment intent, in the "available for sale" portfolio. The Company did not purchase any mortgage-backed securities in 2014 or 2013. No mortgage-backed securities were purchased in 2014 because debt instruments issued by federal agencies, such as FNMA and FHLMC, continued to be more appealing to purchase due to their shorter duration given the low interest rate environment that continued to exist in 2014. The Company did not sell any mortgage backed securities in 2014 or 2013. See – “Investment Activities” below.

The following table shows the loan and mortgage-backed and related securities origination, purchase, acquisition, sale and repayment activities of the Company for the periods indicated.

LOANS HELD FOR INVESTMENT
	Year Ended December 31,
(Dollars in thousands)	2014	2013	2012
Originations by type:
Adjustable rate:
Real estate -
- one-to-four family	$2,009	2,808	2,996
- multi-family	4,400	0	0
- commercial	28,181	831	9,763
- construction or development	9,812	10,971	7,658
Non-real estate -
- consumer	10,487	15,348	15,686
- commercial business	8,123	18,319	58,753
Total adjustable rate	63,012	48,277	94,856

Fixed rate:
Real estate -
- one-to-four family	11,550	8,345	11,059
- multi-family	5,576	850	245
- commercial	23,316	24,555	7,475
- construction or development	39,274	6,368	7,752
Non-real estate -
- consumer	8,331	8,731	5,552
- commercial business	12,130	21,541	9,443
Total fixed rate	100,177	70,390	41,526
Total loans originated	163,189	118,667	136,382

Purchases:
Real estate -
- commercial	6,003	1,550	1,375
- construction or development	0	150	185
Non-real estate -
- commercial business	5,196	1,437	3,340
Total loans purchased	11,199	3,137	4,900

Sales, participations and repayments:
Real estate -
- commercial	22,098	2,887	5,801
- construction or development	19,796	0	161
Non-real estate -
- consumer	982	910	471
- commercial business	2,201	17,937	52,536
Total sales	45,077	21,734	58,969
Transfers to loans held for sale	13,243	12,183	8,196
Principal repayments	137,205	161,002	167,510
Total reductions	195,525	194,919	234,675
Decrease in other items, net	(1,356)	(6,609)	(11,234)
Net decrease	$(22,493)	(79,724)	(104,627)

LOANS HELD FOR SALE
	Year Ended December 31,
(Dollars in thousands)	2014	2013	2012
Originations by type:
Adjustable rate:
Real estate -
- one-to-four family	$0	0	0
Total adjustable rate	0	0	0

Fixed rate:
Real estate -
- one-to-four family	41,557	69,347	118,661
Total fixed rate	41,557	69,347	118,661
Total loans originated	41,557	69,347	118,661

Sales and repayments:
Real estate -
- one-to-four family	41,533	71,261	127,982
Total sales	41,533	71,261	127,982
Transfers from loans held for investment	(557)	(832)	(8,196)
Principal repayments	7	0	0
Total reductions	40,983	70,429	119,786
Net increase (decrease)	$574	(1,082)	(1,125)

MORTGAGE-BACKED AND RELATED SECURITIES
	Year Ended December 31,
(Dollars in thousands)	2014	2013	2012
Purchases:
Mortgage-backed securities:	$0	0	0
Total purchases	0	0	0

Sales:
Mortgage-backed securities:	0	0	0
Total sales	0	0	0

Principal repayments	(2,304)	(5,208)	(10,224)
Net decrease	$(2,304)	(5,208)	(10,224)

Classified Assets and Delinquencies

Classification of Assets. Federal regulations require that each savings institution evaluate and classify its assets on a regular basis. In addition, in connection with examinations of savings institutions, the Office of the Comptroller of the Currency (OCC) and the Federal Deposit Insurance Corporation (FDIC) examiners may identify problem assets and, if appropriate, require them to be classified with an adverse rating. There are three adverse classifications: substandard, doubtful, and loss. Assets classified as substandard have one or more defined weaknesses and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have the weaknesses of those classified as substandard, with additional characteristics that make collection in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset on the balance sheet of the institution is not warranted. Assets classified as substandard or doubtful require the institution to establish prudent specific allowances for loan losses. If an asset, or portion thereof, is classified as a loss, the institution charges off such amount. If an institution does not agree with an OCC or FDIC examiner's classification of an asset, it may appeal the determination to the OCC District Director or the appropriate FDIC personnel, depending on the regulator. On the basis of management's review of its assets, at December 31, 2014, the Bank classified a total of $27.0 million of its loans and real estate as follows:

	One-to-Four Family	Real Estate Construction or Development	Commercial and Multi-family	Consumer	Commercial Business	Real Estate	Total

(Dollars in thousands)
Substandard	$2,493	1,522	17,230	489	1,595	3,103	26,432
Doubtful	207	0	0	55	0	0	262
Loss	0	0	0	261	0	0	261
Total	$2,700	1,522	17,230	805	1,595	3,103	26,955

The Bank's classified assets consist of non-performing loans and loans and other assets of concern discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations (incorporated by reference in Item 7 of Part II of this Form 10-K). See Note 5 of the Notes to Consolidated Financial Statements in the Annual Report for more information on classified assets. At December 31, 2014, these asset classifications were materially consistent with those of the OCC and FDIC.

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

The following table sets forth the Company's loan delinquencies by loan type, amount and percentage of type at December 31, 2014 for loans past due 60 days or more.

	Loans Delinquent For:						Total Delinquent
	60-89 Days			90 Days and Over			Loans
(Dollars in thousands)	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount

One-to-four family real estate	8	$673	0.96%	7	$841	1.20%	15	$1,514	2.17%
Consumer	6	176	0.32	5	131	0.24	11	307	0.56
Total	14	$849	0.23%	12	$972	0.26%	26	$1,821	0.49%

Loans delinquent for 90 days and over are generally non-accruing and are included in the Company’s non-performing asset total at December 31, 2014.

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

The investment strategy of the Company and the Bank has been directed toward a mix of high-quality assets (primarily government agency obligations) with short and intermediate terms to maturity. At December 31, 2014, the Company did not own any investment securities of a single issuer that exceeded 10% of the Company's stockholder's equity other than U.S. government agency obligations.

The Bank invests a portion of its liquid assets in interest-earning overnight deposits of the Federal Home Loan Bank of Des Moines (FHLB) and the Federal Reserve Bank of Minneapolis. Other investments include high grade medium-term (up to five years) federal agency notes. The Company invests in the same type of investment securities as the Bank and may also invest in taxable and tax exempt municipal obligations and corporate equities such as preferred and common stock. Refer to Note 3 of the Notes to Consolidated Financial Statements in the Annual Report for additional information regarding the Company's securities portfolio (incorporated by reference in Item 8 of Part II of this Form 10-K).

The following table sets forth the composition of the Company's securities portfolio, excluding mortgage-backed and related securities, at the dates indicated.

	December 31, 2014				December 31, 2013				December 31, 2012
(Dollars in thousands)	Amort	Adjusted	Fair	% of	Amort	Adjusted	Fair	% of	Amort	Adjusted	Fair	% of
	Cost	To	Value	Total	Cost	To	Value	Total	Cost	To	Value	Total
Securities available for sale:
U.S. Government agency obligations	$135,014	(570)	134,444	75.1%	$103,030	(636)	102,394	46.4%	$75,059	166	75,225	47.1%
Corporate preferred stock	700	(280)	420	0.2	700	(420)	280	0.1	700	(455)	245	0.2
Corporate equity (1)	58	3	61	0.00	58	11	69	0.0	0	0	0	0.0
Subtotal	135,772		134,925	75.3	103,788		102,743	46.5	75,759		75,470	47.3
Federal Home Loan Bank stock	777		777	0.4	784		784	0.4	4,063		4,063	2.5
Total investment securities and Federal Home Loan Bank stock	136,549		135,702	75.7	104,572		103,527	46.9	79,822		79,533	49.8

Average remaining life of investment securities excluding Federal Home Loan Bank stock (years)	1.77				1.20				0.94

Other interest earning assets:
Cash equivalents	43,455		43,455	24.3	117,304		117,304	53.1	80,126		80,126	50.2
Total	$180,004		179,157	100.0%	$221,876		220,831	100.0%	$159,948		159,659	100.0%
Average remaining life or term to repricing of investment securities and other interest earning assets, excluding Federal Home Loan Bank stock (years)	1.34				0.56				0.51

(1)Average life assigned to corporate equity holding is five years.

The composition and maturities of the investment securities portfolio, excluding FHLB stock, mortgage-backed and related securities, are indicated in the following table.

	1 Year or Less	After 1 through 5 Years	After 5 through 10 Years	Over 10 Years	No stated maturity	Total Securities
(Dollars in thousands)	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Adjusted To	Fair Value
Securities available for sale:
U.S. government agency securities(1)	$119,994	15,020	0	0	0	135,014	(570)	134,444
Corporate preferred stock	0	0	0	700	0	700	(280)	420
Corporate equity	0	0	0	0	58	58	3	61
Total	$119,994	15,020	0	700	58	135,772	(847)	134,925

Weighted average yield (2)	1.30%	1.12%	0.00%	4.61%	1.80%	1.30%

(1) Callable U.S. government agency securities maturity date based on first available call date that the security is anticipated to be called.

(2) Yields are computed on a tax equivalent basis.

Mortgage-Backed and Related Securities. In order to supplement loan production and achieve its asset/liability management goals, the Company invests in mortgage-backed and related securities. All of the mortgage-backed and related securities owned by the Company are issued, insured or guaranteed either directly or indirectly by a U.S. Government Agency and are considered to be investment grade securities. The Company had $2.9 million of mortgage-backed and related securities classified as available for sale at December 31, 2014, compared to $5.2 million at December 31, 2013 and $10.4 million at December 31, 2012. The decrease in mortgage backed securities in 2014 and 2013 is the result of fewer purchases by the Company and normal repayments. Fewer mortgage-backed securities were purchased due to the increased pricing and low interest rate environment over the past several years and the Company’s desire to shorten the duration of new investment purchases.

The contractual maturities of the mortgage-backed and related securities portfolio without any prepayment assumptions at December 31, 2014 are as follows:

(Dollars in thousands)	5 Years or Less	5 to 10 Years	10 to 20 Years	Over 20 Years	Dec. 31, 2014 Balance Outstanding
Securities available for sale:
Federal Home Loan Mortgage Corporation	$1,508	0	0	0	1,508
Federal National Mortgage Association	1,401	0	0	0	1,401
Total	$2,909	0	0	0	2,909

Weighted average yield	4.40%	0.00%	0.00%	0.00%	4.40%

At December 31, 2014, the Company did not have any non-agency mortgage-backed or related securities in excess of 10% of its stockholders' equity.

Mortgage-backed and related securities can serve as collateral for borrowings and, through sales and repayments, as a source of liquidity. In addition, mortgage-backed and related securities available for sale can be sold to respond to changes in economic conditions.

Sources of Funds

General. The Bank's primary sources of funds are retail, internet and brokered deposits, payments of loan principal, interest earned on loans and securities, repayments and maturities of securities, borrowings, and other funds provided from operations.

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

The variety of deposit accounts offered by the Bank has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. As customers have become more interest rate conscious, the Bank has become more susceptible to short-term fluctuations in deposit flows. The Bank manages the pricing of its deposits in keeping with its asset/liability management, profitability and growth objectives. Based on its experience, the Bank believes that its savings and NOW accounts are relatively stable sources of deposits. However, the ability of the Bank to attract and maintain certificates of deposit and money market accounts, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. The decrease in deposits in 2014 and the increase in deposits in 2013 are primarily the result of changes in the commercial deposits from customers in the ethanol industry. The decrease in deposits in 2012 is the direct result of the Bank decreasing the amount of outstanding loans in order to improve capital ratios. Deposits also decreased because of the sale of the Toledo, Iowa branch in the first quarter of 2012. Brokered deposits decreased $7.6 million, $8.3 million, and $51.7 million in 2014, 2013, and 2012, respectively, as the proceeds from loan payoffs were used to pay off the outstanding brokered deposits that matured during the year.

The following table sets forth the savings flows at the Bank during the periods indicated.

	Year Ended December 31,
(Dollars in thousands)	2014	2013	2012
Opening balance	$553,930	514,951	620,128
Deposits	4,825,616	4,879,691	4,611,526
Withdrawals	(4,883,860)	(4,842,618)	(4,720,489)
Interest credited	1,064	1,906	3,786
Ending balance	496,750	553,930	514,951

Net (decrease) increase	$(57,180)	38,979	(105,177)

Percent (decrease) increase	(10.32)%	7.57%	(16.96)%

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by the Bank as of December 31:

	2014		2013		2012
(Dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Transaction and Savings Deposits(1):
Non-interest checking	$118,073	23.8%	$169,362	30.6%	$101,198	19.6%
NOW Accounts – 0.02%(2)	75,553	15.2	70,407	12.7	71,472	13.9
Savings Accounts– 0.07%(3)	46,672	9.4	44,823	8.1	42,691	8.3
Money Market Accounts – 0.25%(4)	158,798	32.0	139,818	25.2	111,000	21.6
Total Non-Certificates	$399,096	80.4%	$424,410	76.6%	$326,361	63.4%

Certificates:
0.00 - 0.99%	$81,197	16.3%	$85,705	15.5%	$90,103	17.5%
1.00 - 1.99%	13,629	2.7	38,456	6.9	81,143	15.8
2.00 - 2.99%	2,721	0.6	4,798	0.9	15,063	2.9
3.00 - 3.99%	107	0.0	561	0.1	2,263	0.4
4.00 - 4.99%	0	0.0	0	0.0	18	0.0
Total Certificates	97,654	19.6%	129,520	23.4%	188,590	36.6%
Total Deposits	$496,750	100.0%	$553,930	100.0%	$514,951	100.0%

(1)	Reflects weighted average rates paid on transaction and savings deposits at December 31, 2014.
(2)	The weighted average rate on NOW Accounts for 2013 was 0.03% and 2012 was 0.02%.
(3)	The weighted average rate on Savings Accounts for 2013 was 0.07% and 2012 was 0.12%.
(4)	The weighted average rate on Money Market Accounts for 2013 was 0.28% and 2012 was 0.33%.

The following table shows rate and maturity information for the Bank’s certificates of deposit as of December 31, 2014.

(Dollars in thousands)
Certificate accounts maturing in quarter ending:	0.00- 0.99%	1.00- 1.99%	2.00- 2.99%	3.00- 3.99%	Total	Percent of Total

March 31, 2015	$15,032	1,985	293	0	17,310	17.72%
June 30, 2015	13,585	1,644	386	0	15,615	15.99
September 30, 2015	12,884	699	641	0	14,224	14.57
December 31, 2015	11,767	120	653	0	12,540	12.84
March 31, 2016	10,328	124	381	0	10,833	11.09
June 30, 2016	2,139	335	367	0	2,841	2.91
September 30, 2016	2,571	510	0	0	3,081	3.16
December 31, 2016	3,647	567	0	0	4,214	4.32
March 31, 2017	1,092	1,112	0	0	2,204	2.26
June 30, 2017	1,205	382	0	0	1,587	1.63
September 30, 2017	1,394	579	0	0	1,973	2.02
December 31, 2017	2,910	286	0	0	3,196	3.27
Thereafter	2,643	5,286	0	107	8,036	8.22
Total	$81,197	13,629	2,721	107	97,654	100.00%

Percent of total	83.15%	13.96%	2.79%	0.10%	100.0%

The following table indicates the amount of the Bank's certificates of deposit and other deposits by time remaining until maturity as of December 31, 2014.

	Maturity
(Dollars in thousands)	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
Certificates of deposit less than $250,000	$16,523	15,218	24,507	37,358	93,606
Certificates of deposit of $250,000 or more	501	250	2,026	542	3,319
Public funds less than $250,000(1)	35	147	231	65	478
Public funds of $250,000 or more(1)	251	0	0	0	251
Total certificates of deposit	$17,310	15,615	26,764	37,965	97,654
Checking and Savings Accounts of $250,000 or more	$163,324	0	0	0	163,324
Accounts of $250,000 or more	$164,076	250	2,026	542	166,894

_______________

(1)Deposits from governmental and other public entities.

For additional information regarding the composition of the Bank's deposits, see Note 10 of the Notes to Consolidated Financial Statements in the Annual Report (incorporated by reference in Item 8 of Part II of this Form 10-K). For additional information on certificate maturities and the impact on the Company's liquidity see “Management Discussion and Analysis - Liquidity and Capital Resources” of the Annual Report (incorporated by reference in Item 7 of Part II of this Form 10-K).

Borrowings. The Bank's other available sources of funds include advances from the FHLB and borrowings from the Federal Reserve Bank of Minneapolis. The Company also had the ability to borrow up to $10 million on an unsecured third party note at December 31, 2014. As a member of the FHLB of Des Moines, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions. Consistent with its asset/liability management strategy, the Bank has utilized FHLB advances from time to time to fund loan demand and extend the term to maturity of its liabilities. The Bank may also use short-term FHLB and Federal Reserve Bank borrowings to offset short term cash needs due to deposit outflows or loan fundings. At December 31, 2014, the Bank had no FHLB advances and no Federal Reserve Bank borrowings outstanding. On such date, the Bank had a collateral pledge arrangement with the FHLB pursuant to which the Bank may borrow up to $98.1 million for liquidity purposes, subject to approval from the FHLB. The Bank also had the ability to borrow $58.7 million from the Federal Reserve Bank based upon the loans that were pledged as collateral at December 31, 2014. On December 15, 2014, the Company entered into a Loan Agreement with an unrelated third party, providing for a term loan of up to $10 million that will be evidenced by a promissory note (third party note payable) with an interest rate of 6.5% per annum. The Company had no outstanding advances on the third party note payable at December 31, 2014. On February 17, 2015, the Company advanced $10.0 million on the third party note payable and used the proceeds to redeem the remaining $10.0 million in then-outstanding Preferred Stock. The Company will not have the ability to make any future borrowings under the third party note payable.

Refer to the information on pages 21 and 22 under the caption “Liquidity and Capital Resources” in the Annual Report and Note 11 of the Notes to Consolidated Financial Statements in the Annual Report for more information on FHLB advances and Other borrowings (incorporated by reference in Items 7 and 8 of Part II of this Form 10-K).

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

Other Corporations Owned by the Company

The Bank was HMN’s sole direct subsidiary at December 31, 2014.

Employees

At December 31, 2014, the Company had a total of 189 employees, of which 172 were full-time employees. None of the employees of the Company or its subsidiaries are represented by any collective bargaining unit. Management considers its employee relations to be good.

Regulation and Supervision

The banking industry is highly regulated. As a savings and loan holding company, the Company is subject to regulation, supervision and examination by the FRB. The Bank, a federally-chartered savings association, is also subject to extensive regulation, supervision and examination by the OCC, which is the Bank’s primary federal regulator. The FDIC also has authority to regulate the Bank. Subsidiaries of the Company and the Bank may also be subject to state regulation and/or licensing in connection with certain insurance and investment activities. The Company and the Bank are subject to numerous laws and regulations. These laws and regulations impose restrictions on activities, set minimum capital requirements, impose lending and deposit restrictions and establish other restrictions. References in this section to applicable statutes and regulations are brief and incomplete summaries only. You should consult the statutes, regulations and related policies and interpretive guidance for a full understanding of the details of their operation. Changes in statutes, regulation or regulatory policies applicable to the Bank or the Company, including interpretation or implementation thereof, could have a material effect on the Company’s business.

The Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act) significantly changed the regulatory structure for financial institutions and their holding companies and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act, among other things, (i) restructured the federal bank regulatory structure and abolished the Office of Thrift Supervision (OTS); (ii) created a new consumer protection agency called the Consumer Financial Protection Bureau (CFPB) with extensive rulemaking power with regard to consumer financial products and services and supervisory and enforcement powers over certain institutions including depository institutions with assets of more than $10 billion; (iii) provided the U.S. Department of the Treasury (Treasury), the FDIC and the FRB orderly liquidation powers to dissolve large financial (including non-bank) institutions; (iv) established a new Financial Stability Oversight Council (FSOC) to identify and respond to emerging risks throughout the financial system; (v) adopted new standards for the mortgage industry; (vi) established new federal regulation of the derivatives market; (vii) restricted proprietary trading by depository institutions and their holding companies; (viii) established new regulation of the securitization market requiring enhanced disclosure and retention of risk requirements; (ix) established new and enhanced compensation and corporate governance oversight for the financial services industry; (x) required the federal banking agencies to adopt new and enhanced capital standards for all depository institutions and, for the first time, required specific capital standards for savings and loan holding companies like the Company; and (xi) narrowed the scope of federal preemption for national banks and federal thrifts, such as the Bank. The Dodd-Frank Act required various federal agencies to adopt a broad range of new implementing rules and regulations. Federal banking regulators and other agencies including, among others, the FRB, the OCC and the CFPB, have been engaged in extensive rule-making efforts, some which are referenced herein. Some components of the Dodd-Frank Act have not been finalized or have yet to take effect.

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

Examination and Reporting. Under HOLA and FRB regulations, the Company, as a SLHC, must file periodic reports with the FRB. In addition, the Company must comply with FRB record keeping requirements and is subject to holding company supervision and examination by the FRB. The FRB may take enforcement action if the activities of a SLHC constitute a risk to the financial safety, soundness or stability of a subsidiary savings association.

Affiliate Transactions. The Bank, as a holding company subsidiary that is a depository institution, is subject to both qualitative and quantitative limitations on transactions with the Company and the Company’s other subsidiaries. See “Bank Regulation - Transactions with Affiliates and Insiders.”

Capital Adequacy. The Company entered into a Supervisory Agreement with the OTS, effective February 22, 2011. The Supervisory Agreement required that the Company submit a consolidated capital plan by May 31, 2011 (and thereafter the plan was to be updated on an annual basis commencing January 31, 2012) for approval by the OTS or FRB (as successor to the OTS as the Company’s primary federal regulator) (the Capital Plan), which had to include a proposed minimum tangible equity capital ratio commensurate with the Company’s consolidated risk profile, projections demonstrating the Company’s ability to attain and maintain the minimum tangible equity capital ratio including detailed scenarios to stress-test such ratio. In addition, the Supervisory Agreement required that the Company: (i) not declare, make or pay any cash dividends on any of its stock or make any other capital distributions or purchase or redeem any of its stock without the prior consent of the FRB (which succeeded the OTS as the Company’s primary federal regulator); (ii) not incur any debt or pay any interest or principal payments thereon, increase any current lines of credit or guarantee the debt of any entity without the prior consent of the FRB; (iii) comply with existing notification requirements pursuant to the applicable rules and regulations of the FRB with respect to changes in directors and certain executive officers; (iv) not make any golden parachute payment unless such payment complies with the applicable rules and regulations of the FDIC; and (v) not enter into any new contractual arrangement or renew or revise any existing contractual arrangement related to compensation or benefits with any director or certain executive officers without the prior consent of the FRB, with any such arrangement to comply with all applicable rules and regulations of the FRB and FDIC. In accordance with the Company’s Supervisory Agreement, the Company submitted a two year capital plan by May 31, 2011 to the OTS. The Company submitted updated two-year capital plans to the FRB in January 2012, January 2013 and January 2014. Effective May 1, 2014, the FRB terminated the Company’s Supervisory Agreement.

The Bank is subject to various capital requirements, which, effective January 1, 2015, have been modified under recent rules promulgated by the FRB and the OCC implementing the Dodd-Frank Act and the Basel III reforms of the Basel Committee on Banking Supervision of the Bank for International Settlements (Basel III Rules).

Under the Basel III Rules, certain SLHCs, including the Company, for the first time will themselves be subject to formal regulatory capital requirements commencing in 2015. As such, the Company will be required to hold capital in the same amount, on a consolidated basis, and of the same type that is required for insured depository institutions. See “Bank Regulation – Capital Requirements and Prompt Corrective Action Requirements; Basel III Rules.”

Dividends. Federal law also limits the ability of a savings and loan holding company, such as the Company, to pay dividends or make other capital distributions. FRB guidance applicable to holding companies sets out factors that should be taken into account when considering dividends or distributions, including, among other things, current and prospective earnings and liquidity, and the holding company’s ability to serve as an ongoing source of financial and managerial strength to insured depository institution subsidiaries such as the Bank.

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

Savings associations are expected to conduct lending activities in a prudent, safe and sound manner. The OCC regulates the safety and soundness of the Bank by enforcing statutory limits on the Bank’s lending and investment powers. OCC regulations set aggregate limits on certain types of loans including commercial business, commercial real estate, and consumer loans. OCC regulations also establish limits on loans to a single borrower. As of December 31, 2014, the Bank’s lending limit to one borrower was approximately $11.3 million.

A federal savings association generally may not invest in noninvestment-grade debt securities. A federal savings association may establish subsidiaries to conduct any activity the association is authorized to conduct and may establish service corporation subsidiaries for limited preapproved activities.

The Bank entered into a Supervisory Agreement with the OTS effective February 22, 2011 that included various provisions intended to maintain compliance with regulatory capital requirements. Effective February 11, 2014, the OCC terminated the Bank Supervisory Agreement as well as an individual minimum capital requirement (IMCR) for the Bank that had been effective since December 31, 2011. See “Capital Requirements and Prompt Corrective Action Requirements; Basel III Rules.”

Qualified Thrift Lender Test. Savings associations, including the Bank, must be qualified thrift lenders (QTLs). A savings association generally satisfies the QTL requirement if at least 65% of a specified asset base consists of assets such as loans to small businesses and loans to purchase or improve domestic residential real estate. Savings associations may qualify as QTLs in other ways. Savings associations that do not qualify as QTLs are subject to significant restrictions on their operations. If the Bank fails to meet QTL requirements, the Bank and the Company would face certain limitations, including potential enforcement action by the OCC and, as a result of the Dodd-Frank Act, a statutory bar to the payment by the Bank of dividends except under prescribed conditions including approval by the OCC. As of December 31, 2014, the Bank met the QTL test.

OCC Assessments. The OCC is authorized by statute to charge assessments to cover the costs of examining the financial institutions it regulates and to fund its operations. The Bank’s OCC assessments for the year ended December 31, 2014 were approximately $207,000. While all SLHCs, including the Company, were subject to examination fees imposed by the OTS, the FRB has not assessed fees for its examination function.

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

Dividend Restrictions. Federal law limits the ability of a depository institution, such as the Bank, to pay dividends or make other capital distributions. The Bank, as a subsidiary of a savings and loan holding company, must file a notice with the FRB before payment of a dividend or approval of a proposed capital distribution by its board of directors and must obtain prior approval from the FRB if it fails to meet certain regulatory conditions.

During 2014, the Bank paid dividends to the Company of $22.5 million to pay accrued dividends on preferred stock, redeem outstanding preferred stock, and fund the ongoing operating expenses of the Company. The Company did not declare or distribute any dividends to its common shareholders in 2014.

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

The Dodd-Frank Act instituted three significant changes that modify the way DIF is managed by the FDIC and capitalized. Some of the changes will not impact the Bank or the Company as they only apply to insured depository institutions with more than $10 billion in assets. The changes to DIF were as follows: (i) the assessment base on which deposit insurance is determined was modified to base assessments on the average total consolidated assets of an insured depository institution minus the sum of average tangible equity of the insured depository institution during the assessment period, which increases the assessment burden on larger banks (which tend to rely more heavily on non-deposit liabilities than smaller banks); (ii) the DIF reserve ratio floor was raised from 1.15% to 1.35% (the higher reserve ratio is to be fully implemented by September 30, 2020, offsetting for the impact of deposit insurance assessments on institutions with less than $10 billion in consolidated assets, meaning that assessments on larger institutions will be responsible for the 20 basis point increase); and (iii) a requirement that the FDIC pay dividends to insured depository institutions whenever the DIF exceeds a reserve ratio of 1.35% was repealed.

In December 2009, the Bank was required to make a prepayment of $5.0 million, which represented an estimate of FDIC assessments for the fourth quarter of 2009 and for the years 2010, 2011 and 2012. This amount was set up as a prepaid expense at December 31, 2009 and was expensed quarterly as the FDIC charges were assessed. The balance of prepaid deposit insurance was substantially expensed by the end of the first quarter of 2013, and the small remaining balance was returned to the Bank. Beginning with the second quarter of 2013, the estimated expense was accrued. During 2014, the Bank was assessed approximately $492,000 for the DIF.

In addition to deposit insurance assessments, the FDIC is authorized to collect assessments against insured deposits to be paid to the Financing Corporation (FICO) to service the FICO debt incurred in the 1980’s. The FICO assessment rate is adjusted quarterly. In 2014, the Bank paid a FICO assessment of approximately $32,000.

Capital Requirements and Prompt Corrective Action Requirements; Basel III Rules. The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Quantitative measures established by regulations to ensure capital adequacy required the Bank, through December 31, 2014, to maintain minimum amounts and ratios of Tier 1 (Core) capital, and Risk-based capital to total assets (in each case as defined in the regulations). New measures have been added to these requirements as of January 1, 2015. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) established five capital categories: 1) well-capitalized; 2) adequately capitalized; 3) undercapitalized; 4) significantly undercapitalized; and 5) critically undercapitalized. The activities in which a depository institution may engage and regulatory responsibilities of federal bank regulatory agencies vary depending upon whether an institution is well-capitalized, adequately capitalized or undercapitalized. Undercapitalized institutions are subject to various restrictions such as limitations on dividends and growth. A depository institution’s prompt corrective action capital category depends upon where its capital levels are in relation to relevant capital measures, which include risk-based capital measures and certain other factors. Under OCC regulations an institution was generally treated as well-capitalized if its ratio of total capital to risk-weighted assets was 10.00% or more, its ratio of core capital to risk-weighted assets was 6.00% or more, its ratio of core capital to adjusted total assets (leverage ratio) was 5.00% or more, and it was not subject to any federal supervisory order or directive to meet a specific capital level. In order to be adequately capitalized, as of December 31, 2014, an institution must have had a total risk-based capital ratio of not less than 8.00%, a Tier 1 risk-based capital ratio of not less than 4.00%, and a leverage ratio of not less than 4.00%. Any institution that is neither well-capitalized nor adequately capitalized will be considered undercapitalized.

In addition to the capital standards of the prompt corrective action regulations, the OCC had established an individual minimum capital requirement (IMCR) for the Bank requiring, effective December 31, 2011, that the Bank establish and maintain core capital at least equal to 8.50% of adjusted total assets. The OCC terminated this IMCR effective February 11, 2014.

At December 31, 2014, the Bank’s capital amounts and ratios are presented for (a) actual capital and (b) required capital and ratios under the Prompt Corrective Actions regulations to which the Bank is currently subject:

			Prompt Corrective Action Regulations
	Actual		Required to be Adequately Capitalized		Required to be Well Capitalized
(Dollars in thousands)	Amount	Percent of Assets(1)	Amount	Percent of Assets(1)	Amount	Percent of Assets(1)
Tier 1 or core capital	$66,976	11.76%	$22,775	4.00%	$28,469	5.00%
Tier 1 risk-based capital	66,976	17.21%	15,562	4.00%	23,343	6.00%
Risk-based capital to risk-weighted assets	71,882	18.48%	31,125	8.00%	38,906	10.00%

(1)	Based upon the Bank’s adjusted total assets for the purpose of the Tier 1 or core capital ratios and risk-weighted assets for the purpose of the risk-based capital ratio.

Management believes that, as of December 31, 2014, the Bank’s capital ratios were in excess of those quantitative capital ratio standards set forth under the prompt corrective action regulations described above as then in effect and was “well capitalized” within the meaning of those prompt corrective action regulations. However, there can be no assurance that the Bank will continue to maintain such status in the future under the capital requirements and the prompt corrective action regulations, which are becoming more stringent under the Basel III rules as summarized below. In addition, the OCC has extensive discretion in its supervisory and enforcement activities, including the ability to downgrade the Bank’s prompt corrective action capital category by one level under certain conditions.

The capital requirements of the Company and the Bank are affected by rules initially proposed in June 2012 and adopted, with certain modifications, as final rules by the FRB and the OCC in July 2013. These rules, which implement provisions of the Dodd-Frank Act and the Basel III reforms of the Basel Committee on Banking Supervision of the Bank for International Settlements (Basel III), became effective on January 1, 2015.

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

Under the Basel III Rules, depository institutions, such as the Bank, and holding companies, such as the Company, are now required to maintain common equity Tier 1 Capital of at least 4.5% of risk-weighted assets.

The Basel III Rules raised the minimum Tier 1 capital ratio from 4.0% to 6.0% of risk-weighted assets. The rules maintained the minimum total capital ratio of 8.0% of risk-weighted assets, and they maintained the minimum ratio of Tier 1 capital to adjusted total assets of 4.0%.

The Basel III Rules also add a requirement for a minimum common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets (Conservation Buffer) to be applied to the common equity Tier 1 capital ratio, the Tier 1 capital ratio and the total capital ratio for the Company and the Bank. Therefore, application of the Conservation Buffer effectively will result in (1) a common equity Tier 1 ratio of 7.0% of risk-weighted assets; (2) a Tier 1 capital ratio of 8.5% of risk-weighted assets; and (3) a total capital ratio of 10.5% of risk-weighted assets. Failure to maintain the Conservation Buffer will result in restrictions on capital distributions and certain discretionary cash bonus payments to executive officers. The required minimum Conservation Buffer will be phased in incrementally beginning January 1, 2016, with full implementation by January 1, 2019. A covered institution, such as the Company or the Bank, will be subject to limitations on paying dividends, engaging in share repurchases, and paying certain discretionary bonuses if its capital falls below the Conservation Buffer. These limitations establish maximum percentages of eligible retained income that could be utilized for such actions, depending on the extent to which an institution falls short of the required capital levels taking into account the Conservation Buffer.

The Basel III Rules also revise the definition of capital to improve the ability of regulatory capital instruments to absorb losses and revise the rules for calculating risk-weighted assets to enhance risk sensitivity. Regulatory capital will exclude certain non-qualifying capital instruments, including cumulative preferred stock (other than preferred securities issued in connection with the TARP Capital Purchase Program) and trust preferred securities (except certain trust preferred securities issued prior to May 19, 2010 issued by holding companies, which are grandfathered under the Basel III Rules), as a component of Tier 1 capital. The Basel III Rules set forth certain changes for the calculation of risk-weighted assets, which the Company and the Bank will be required to utilize beginning January 1, 2015. The rules provide for an increased number of credit risk exposure categories and increase the risk weighting of certain assets (including certain equity exposures and past due loans). The Basel III Rules also implement an alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Act, which prohibited references to, and reliance on, credit ratings; revisions to recognition of certain credit risk mitigants; and revised capital treatment for derivatives and repo-style transactions.

In addition, the Basel III Rules revise certain of the prompt corrective action regulations described above, with effect as of January 1, 2015. Under the prompt corrective action regulations, the Bank will be required to meet the following capital level requirements in order to qualify as “well capitalized:” (1) a new common equity Tier 1 capital ratio of at least 6.5% of risk-weighted assets; (2) a Tier 1 capital ratio of at least 8.0% (increased from 6.0%) of risk-weighted assets; (3) a total capital ratio of at least 10.0% (unchanged from currently applicable rules) of risk-weighted assets; and (4) a Tier 1 capital to adjusted total assets ratio of assets 5.0% (unchanged from currently applicable rules).

Management believes that, as of December 31, 2014, the Bank’s and the Company’s capital ratios were in excess of these quantitative capital ratio standards set forth under the updated prompt corrective action regulations described above, as currently in effect, and that it is “well capitalized” within the meaning of those prompt corrective action regulations.

Under applicable banking regulations, the failure to comply with existing or new capital rules or other applicable requirements as they arise, could subject the Company, the Bank and their directors and officers to such restrictions, legal actions or sanctions as the FRB or the OCC considers appropriate. Possible sanctions include among others (i) the imposition of one or more cease and desist orders requiring corrective action, which are enforceable directives that may address any aspect of the Company or Bank management, operations or capital, including requirements to change management, raise equity capital, dispose of assets or effect a change of control; (ii) civil money penalties; and (iii) downgrades in the capital adequacy status of the Company and the Bank. These regulatory actions may significantly restrict the ability of the Company and the Bank to take operating and strategic actions that may be in the best interests of stockholders or compel the Company and the Bank to take operating and strategic actions that are not potentially in the best interests of stockholders.

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

As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines. As of December 31, 2014, the Bank had $777,000 in FHLB stock, which was in compliance with this requirement. The Bank receives dividends on its FHLB stock. In December 2012, the FHLB notified its members that it was changing its dividend philosophy to one that differentiates between membership and activity-based capital stock. Based on the FHLB’s most recent quarterly filing on Form 10-Q for the nine months ended September 30, 2014, the effective combined annualized dividend rate paid on both subclasses of its capital stock during the nine months ended September 30, 2014 and 2013 was 2.87% and 2.37%, respectively. Based on implementation of the new dividend philosophy, it is anticipated that the dividend rate paid on the Bank’s outstanding FHLB stock will continue to be lower than it has been historically.

Other Regulation. Under FRB regulations, the Bank is required to maintain reserves against transaction accounts (primarily interest-bearing and noninterest-bearing checking accounts). Historically, reserves generally have been maintained in cash or in noninterest-bearing accounts, thereby effectively increasing an institution’s cost of funds. These regulations generally require that the Bank maintain reserves against net transaction accounts. The reserve levels are subject to adjustment by the FRB. The policy of not paying interest on reserves was changed on October 6, 2008. The FRB will utilize the rate of interest paid on reserves to conduct monetary policy. A savings association, like other depository institutions maintaining reservable accounts, may, under certain conditions, borrow from the Federal Reserve Bank discount window.

Numerous other regulations promulgated by the FRB, the OCC, the CFPB and other agencies and other governmental authorities affect the business operations of the Bank. These include but are not limited to regulations relating to privacy, equal credit access, mortgage lending and foreclosure practices, electronic fund transfers, collection of checks, lending and savings disclosures, and availability of funds. The CFPB has broad authority to develop new rules and interpretations with respect to consumer financial products and services, even though its examination and enforcement authority currently do not extend to the Bank.

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

Troubled Asset Relief Program – Capital Purchase Program

On October 3, 2008, the federal government enacted the Emergency Economic Stabilization Act of 2008 (EESA). EESA was enacted to provide liquidity to the U.S. financial system and lessen the impact of accelerating economic problems. The EESA included broad authority. The centerpiece of the EESA was the Troubled Asset Relief Program (TARP). The EESA’s broad authority was interpreted to allow the Treasury to purchase equity interests in both healthy and troubled financial institutions. The equity purchase program is commonly referred to as the Capital Purchase Program (CPP). The Company elected to participate in the CPP and sold shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the Preferred Stock) to the Treasury in December 2008. As a participant in the CPP, the Company was subject to the regulatory requirements of the EESA, as amended, and the interim final rule published on June 15, 2009, 31 C.F.R. Part 30, TARP Standards for Compensation and Corporate Governance (IFR), which imposed, among other things, certain restrictions on executive compensation and corporate governance practices. Further, holders of the Preferred Stock were entitled to a 5% annual cumulative compounding dividend for each of the first five years of the investment, which increased to 9% on February 15, 2014, until the Company redeemed the shares.

On February 8, 2013, the Treasury sold the Preferred Stock to unaffiliated third party investors in a private transaction for $18.8 million. The Company received no proceeds from the sale and it had no effect on the terms of the outstanding Preferred Stock, including the Company’s obligation to satisfy accrued and unpaid compounded dividends prior to the payment of any dividend or other distribution to holders of junior stock, including the Company’s common stock, and the increase in the dividend rate from 5% to 9%, commencing with the dividend payment date of February 15, 2014. Further, the sale of the Preferred Stock had no effect on the Company’s capital, financial condition or results of operations. As of February 17, 2015, 100% of the Preferred Stock had been redeemed by the Company.

Executive Officers of the registrant

Officers are chosen by and serve at the discretion of the Board of Directors of the Company and the Bank. There are no family relationships among any of the directors or officers of the Company and the Bank. The business experience of each executive officer of both the Company and the Bank is set forth below.

Bradley C. Krehbiel, age 56. Mr. Krehbiel has been a director of the Company and President of the Bank since 2009, President of the Company since 2010, and Chief Executive Officer of the Company and the Bank since 2012. Prior to that, he had been the Executive Vice President of the Bank since 2004. Mr. Krehbiel joined the Bank as Vice President of Business Banking in 1998. Prior to his employment at the Bank, Mr. Krehbiel held several positions in the financial services industry.

Jon J. Eberle, age 49. Mr. Eberle is Chief Financial Officer, Senior Vice President and Treasurer of the Company and the Chief Financial Officer, Executive Vice President and Treasurer of the Bank. Mr. Eberle has held the Chief Financial Officer and Treasurer positions since 2003 and the Executive Vice President position since 2012. Prior to that he served as a Vice President since 2000 and as the Controller since 1998. From 1994 to 1998, he served as the Director of Internal Audit for the Company and the Bank. Prior to his employment at the Bank, Mr. Eberle worked for six years as a certified public accountant with a national accounting firm.

Lawrence D. McGraw, age 51. Mr. McGraw has served as the Chief Operating Officer and Executive Vice President of the Bank since 2012. Prior to that he served as Chief Credit Officer and Senior Vice President since 2010. Prior to his employment at the Bank, Mr. McGraw served as Regional President and Chief Banking Officer of a Minnesota community bank from 2005 until 2010. From 2001 to 2005 he served as the President and Chief Executive Officer of a branch location of the same community bank. Prior to his tenure at the Minnesota community bank, Mr. McGraw held various positions at two other community banks and the FDIC.

Susan K. Kolling, age 63. Ms. Kolling has served as Senior Vice President of the Bank and the Company since 1995. From 2001 to 2013, when she reached established board term limits, she also served as a Director of the Company and the Bank. Ms. Kolling served as a Vice President of the Bank from 1992 to 1994.

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

Risks Related to our Business

Our capital has not always been adequate to meet all our needs and requirements. We have taken a number of steps, and may be required to take additional steps, to meet our capital needs. These actions may further reduce our base of earning assets and core deposits and may dilute our shareholders or result in a change of control of the Company or the Bank. There can be no assurance that we will satisfactorily meet our required capital needs.

We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations and protect depositors of the Bank. As a result of significant losses sustained during 2008 to 2011, elevated levels of nonperforming and other classified assets, regulatory requirements, and other capital demands, it was necessary for us to increase the Bank’s capital and core capital ratio. In order to improve and maintain its capital ratios and comply with regulatory requirements, the Bank has, among other things, worked to improve its financial results, reduce non-performing assets, and decrease the asset size of the Bank. From December 31, 2008 to December 31, 2014, our assets decreased $568 million, from $1,145 million to $577 million. These reductions in assets decrease our ability to earn net interest income, our primary source of income.

Depending upon the operating performance of the Bank, the need for continued compliance with applicable regulatory requirements, and our other liquidity and capital needs, we may find it prudent subject to prevailing market conditions and other factors, to raise additional capital through the issuance of additional shares of our common stock or other equity securities. New capital regulations that went into effect on January 1, 2015 place increasing emphasis on the amount of common equity as a component of core bank capital and specifically include minimum levels of common equity capital. These regulations also require regulatory capital to meet required levels on a consolidated basis. Additional capital would also potentially permit the Company to repay the existing third party note payable and return to a strategy of growing Bank assets. Depending on circumstances, if we were to raise capital, we may deploy it to the Bank for general banking purposes, or may retain some or all of such capital for use by the Company.

If the Company were to raise capital through the issuance of additional shares of common stock or other equity securities, it could dilute the ownership interests of existing stockholders, potentially dilute the Company’s earnings per share, and, if issued at a price less than the Company’s book value, would dilute the per share book value of our common stock, and could result in a change in control of the Company and the Bank. New investors may also have rights, preferences and privileges senior to our current stockholders which may adversely impact our current stockholders. Our ability to raise additional capital through the issuance of equity securities, if deemed prudent, would depend on conditions in the capital markets at that time, which are outside of our control, and on our financial performance. A significant investment by a person or group may also necessitate an amendment to our Certificate of Incorporation, which would require stockholder approval. Accordingly, we may not be able to raise additional capital, if needed, at all, on favorable economic terms, or other terms acceptable to us.

There can be no assurance that these or other actions we may take will be sufficient and timely in order to address our consolidated and Bank capital requirements, as needed, and maintain compliance with regulatory requirements. If we cannot satisfactorily address our capital needs as they arise, our ability to maintain or expand our operations, to operate without additional regulatory sanctions or other restrictions, and our operating results, could be materially adversely affected.

The Bank may not be able to meet its cash flow needs on a timely basis at a reasonable cost, and its cost of funds for banking operations may significantly increase as a result of general economic conditions, interest rates and competitive pressures. The Company, on an unconsolidated basis, has limited capital resources and liquidity to assist the Bank with its liquidity and capital requirements.

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

The Bank’s primary source of funding is retail deposits, gathered through its network of eleven banking offices. Wholesale funding sources principally consist of borrowing lines from the FHLB of Des Moines and the Federal Reserve Bank of Minneapolis and brokered and internet certificates of deposit obtained from the national market. Borrowings from the FHLB are subject to the FHLB’s credit policies and procedures relating to the valuation of the loans securing advances as well as the amount of funds the FHLB will loan to the Bank. The current collateral pledged to secure advances may no longer be acceptable, the formulas for determining the excess pledged collateral may change or the Bank’s credit rating with the FHLB could decrease. In these cases, the Bank may not have sufficient collateral to pledge or have the borrowing capacity to meet its funding needs and may be required to rely upon alternate funding sources, such as the Federal Reserve Bank, which bear higher borrowing costs. The Bank’s securities and loan portfolios also provide a source of contingent liquidity that could be accessed in a reasonable time period through sales.

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

The Company’s primary source of cash is dividends from the Bank, and the Bank is restricted from paying dividends to the Company unless certain conditions are met under bank regulatory requirements. At December 31, 2014, the Company had $1.5 million in cash and other assets that could readily be turned into cash. Primarily, the Company requires cash for the payment of holding company level expenses, including interest and principal payments on its third party note payable, director and management fees, legal expenses and regulatory costs. The Company does not anticipate that it will have on a stand-alone basis adequate liquid resources to make future interest and principal payments on its third party note payable. To meet these payment requirements or other potential Company liquidity or capital needs would require dividends from the Bank or external capital. Failure to meet regulatory requirements for any future dividends from the Bank to the Company, or to receive dividends in amounts deemed satisfactory by the Company, could cause the Company to require other sources of liquidity for its needs in 2015 and beyond. Further information about the Company’s liquidity position is available on page 21 in the “Management Discussion & Analysis – Liquidity and Capital Resources” section of the Annual Report incorporated by reference in Part II, Item 7 of this Form 10-K.

Our allowance for loan losses may prove to be insufficient to absorb losses or appropriately reflect at any given time the inherent risk of loss in our loan portfolio.

Our non-performing assets remained elevated from pre-recession levels at $14.0 million, or 2.43% of total assets at December 31, 2014. Classified loans also remained at elevated levels at December 31, 2014 at $35.8 million, or 9.6% of total loans. Classified loans represent special mention, performing substandard and nonperforming loans. The elevated level of non-performing and classified loans was primarily due to the weak economic recovery and the continued difficulties in the real estate markets we primarily serve. If the economic recovery does not continue and/or the real estate markets do not continue to improve, these assets may not perform according to their terms and the value of the collateral may be insufficient to pay any remaining loan balance. If this occurs, we may experience losses or an increased risk of loss in our loan portfolio, which could have a negative effect on our results of operations. Like all financial institutions, we maintain an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety. Our allowance for loan losses may not be sufficient to cover actual loan losses or the inherent risk of loss in our loan portfolio, and future provision for loan losses could materially adversely affect our operating results.

In evaluating the appropriateness of our allowance for loan losses, we consider numerous factors, including but not limited to, specific occurrences of loan impairment, our historical charge-off experience, actual and anticipated changes in the size of the portfolios, national and regional economic conditions such as unemployment data, loan delinquencies, local economic conditions, demand for single-family homes, demand for commercial real estate and building lots, loan portfolio composition and historical loss experience and observations made by the Company's ongoing internal audit and regulatory exam processes. In addition, we use information about specific borrower situations, including their financial position and estimated collateral values, to estimate the risk and amount of loss for those borrowers. Our estimates of the risk of loss and amount of loss on any loan are complicated by the significant uncertainties surrounding our borrowers’ abilities to successfully execute their business models through changing economic environments, competitive challenges and other factors. Because of the degree of uncertainty and susceptibility of these factors to change, our actual losses and estimates of risk of loss inherent in our loan portfolio have varied and are likely to continue to vary from our current estimates. Such variances may materially and adversely affect our financial condition and results of operations.

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

In order to enhance the yield and shorten the term-to-maturity of its loan portfolio, the Company expanded its commercial business and commercial real estate lending for a number of years prior to 2008 and these categories of loans represented over 50% of the total loans receivable in each of the past five years. Much of the increase in the Company’s commercial real estate portfolio prior to 2008 was in land development loans, while many of the Company’s commercial business loans were made to borrowers associated with the real estate industry. Commercial business and commercial real estate loans generally, and land development loans in particular, present a higher level of risk than loans secured by one-to-four family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans.

Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed or properties intended for resale are not developed and sold), the borrower’s ability to repay the loan and the underlying collateral may be impaired. Commercial business loans to businesses that are dependent on the cash flow generated by the sale or leasing of real estate are similarly impacted. The Company’s commercial business and commercial real estate loan portfolios have experienced difficulties in recent years, which has adversely affected the Company’s results of operations and financial condition. At December 31, 2014, the Company classified $10.9 million of loans as non-performing, of which $8.9 million related to commercial business and commercial real estate loans. At December 31, 2014, total classified loans included $32.3 million of commercial business and commercial real estate loans. The Company may experience actual losses in respect of these classified loans and further increases in the level of classified loans in our loan portfolio that may require further increases in our provision for loan losses.

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

Due to the Company’s asset size, the provision for loan losses or charge offs associated with individual loans can be large relative to the Company’s earnings for a particular period. If one or a few relatively large loans become non-performing in a period and the Company is required to increase its loss reserves, or to write off principal or interest relative to such loans, the operating results for that period could be significantly adversely affected. The effect on results of operations for any given period from a change in the performance of a small number of loans may be disproportionately larger than the impact of such loans on the quality of the Company’s overall loan portfolio. In 2009, our internal loan limits were lowered to $4.5 million per borrower, however, existing borrowers with relationships over that limit were “grandfathered” in. In 2014, the lending limit was increased to $7.5 million. The Bank’s largest borrowing relationship had outstanding loans totaling $10.3 million and was performing at December 31, 2014.

The Company and the Bank operate in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations, including recent changes under federal law.

The Company and the Bank are subject to extensive examination, supervision and comprehensive regulation by federal bank regulatory agencies. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds, and the banking system and the financial system as a whole, and not holders of our common stock. These regulations affect our lending practices, capital structure, investment practices, dividend policy, and growth, among other things. See Item 1 “Business – Regulation and Supervision” of this Form 10-K for information regarding regulation affecting the Bank and the Company.

The Dodd-Frank Act and Basel III continue to change the bank regulatory structure and to affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies, including the Bank and the Company. The Dodd-Frank Act requires various federal agencies, including the FRB, the OCC and the CFPB, to adopt a broad range of new implementing rules and regulations. The federal agencies were given significant discretion in drafting the implementing rules and regulations, and many of the requirements called for in the Dodd-Frank Act are being implemented over the course of several years. The full impact of changes resulting from the Dodd-Frank Act and Basel III on our operations is ongoing. These changes and other changes in the regulatory landscape may significantly impact the profitability of business activities, require material changes to certain business practices, impose more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business.

The capital requirements of the Company and the Bank are affected by regulatory changes approved in final rules issued in July 2013 by the FRB and the OCC to establish an integrated regulatory capital framework for implementing Basel III and changes required by the Dodd-Frank Act. The new requirements became effective January 1, 2015, with respect to the Company and the Bank. The new requirements, among other things, apply a strengthened set of capital requirements to both the Bank and the Company, including new requirements relating to common equity as a component of core capital and as a “capital conservation buffer” against risk, and a higher minimum core capital requirement, and revise the rules for calculating risk-weighted assets and capital for purposes of such requirements. The final rules make corresponding revisions to the prompt corrective action framework. The application of formal capital requirements to the Company, and more stringent capital requirements to the Bank, could, among other things, result in lower returns on invested capital, require the raising of additional capital, and result in regulatory actions if the Company or the Bank are unable to comply with such requirements or if they foresee that they may be unable to comply in the future. The Basel III Rules’ changes to methods of calculating assets and capital, including changes to risk weightings and the elements of (and deductions from) regulatory capital, could result in management modifying its business strategy and could further limit the Company’s ability to make distributions, including paying dividends or repurchasing shares of stock.

In implementing its new authority over savings and loan holding companies and their non-depository subsidiaries, in 2011, the FRB promulgated a new Regulation LL, which largely duplicated provisions of former OTS regulations. While many of the changes were non-substantive, Regulation LL replaced the OTS rules and guidance addressing when a party is deemed to “control” or not “control” a savings association with somewhat more restrictive FRB rules that apply to bank holding companies. This change impacts investors interested in making passive investments in savings and loan holding companies. Such investors are now subject to additional requirements that were previously not applicable to savings associations or their holding companies. Regulation LL also states that a savings and loan holding company such as the Company must serve as a source of financial and managerial strength to its subsidiary savings associations and may not conduct its operations in an unsafe and unsound manner. Although this concept is consistent with former OTS policy, the Dodd-Frank Act placed the requirement in statute and Regulation LL reflects this requirement.

The FRB assesses the condition, performance and activities of savings and loan holding companies in a manner that is consistent with its established risk-based approach regarding bank holding company supervision to ensure that savings and loan holding companies are effectively supervised and can serve as a source of strength for, and do not threaten the soundness of, subsidiary depository institutions such as the Bank.

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

We have a recent history of losses and earning asset contraction and our continued high level of classified and nonperforming assets make the sustainability of our return to profitability and ability to grow uncertain.

We had net income in the years ended December 31, 2014, 2013 and 2012, but experienced net losses in each of the previous four calendar years during the four-year period ended December 31, 2011. These losses were primarily due to loan losses in our commercial loan portfolios. We continue to have relatively high levels of nonperforming and other classified assets that pose a risk to our interest income, capital and liquidity. In addition, in order to improve our capital ratios, we have significantly contracted the size of the Bank through reductions in assets, primarily loans, and in liabilities, primarily brokered deposits and advances. Total assets have decreased $213 million and brokered deposits and advances decreased $138 million in the three year period ended December 31, 2014. These reductions in assets and liabilities have correspondingly reduced the base of earning assets from which we realize our primary source of income, net interest income. These factors may make it more difficult for us to sustain profitable operations and earnings growth that inure to the benefit of our common stockholders.

Changes in interest rates could negatively impact the Company’s results of operations.

The earnings of the Company are primarily dependent on net interest income, which is the difference between interest earned on loans and investments and interest paid on interest-bearing liabilities such as deposits and borrowings. Interest rates are highly sensitive to many factors, including government monetary and fiscal policies and domestic and international economic and political conditions. Conditions such as inflation, recession, unemployment, money supply, government borrowing and other factors beyond management’s control may also affect interest rates. If the Company’s interest-earning assets mature, reprice or prepay more quickly than interest-bearing liabilities in a given period, a decrease in market interest rates could adversely affect net interest income. Likewise, if interest-bearing liabilities mature or reprice, or, in the case of deposits, are withdrawn by the accountholder, more quickly than interest-earning assets in a given period, an increase in market interest rates could adversely affect net interest income. Given the Company’s mix of assets and liabilities as of December 31, 2014, a falling interest rate environment would negatively impact the Company’s results of operations. The effect on our deposits of decreases in interest rates generally lags the effect on our assets. The lagging effect of deposit rate changes is primarily due to the Bank’s deposits that are in the form of certificates of deposit, which do not re-price immediately when the federal funds rate changes.

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

The Company faces cybersecurity and other external data security risks that could adversely affect the reputation of the Company and that could have a material adverse effect on the Company’s financial condition and results of operations.

The Company’s business is dependent upon the transmission and storage of confidential information in digital technologies, computer and email systems, software, and networks. The Company has security systems in place and regularly monitors its computer systems and network infrastructure. The Company does not believe that it has experienced a material cybersecurity breach, but it has experienced immaterial threats to its data and systems, including computer virus and malware attacks and other attempted unauthorized access to our systems. Cyber threats are rapidly evolving and the Company may not be able to anticipate or prevent all future attacks. Other financial institutions have been, and continue to be, the target of various evolving and adaptive cyberattacks, including malware and denial of service, as part of an effort to disrupt the operations of financial institutions, potentially test their cybersecurity capabilities, or obtain confidential, proprietary, or other information. As cybersecurity threats continue to evolve, the Company may incur increasing costs in an effort to minimize these risks. In addition, the Company could be held liable for, and could suffer reputational damage as a result of, any security breach or loss, which could have a material adverse effect on the Company’s financial condition and results of operations.

Third parties with which the Company does business or that facilitate its business activities, including vendors and retailers, could also be sources of operational and information security risk to the Company. There have been increasingly sophisticated and large-scale efforts on the part of third parties to breach data security with respect to financial transactions, including by intercepting account information at locations where customers make purchases, as well as through the use of social engineering schemes such as “phishing.” For example, large retailers have reported data breaches resulting in the loss of customer information. In the event that third parties are able to misappropriate financial information of the Bank’s customers, even if such breaches take place due to weaknesses in other parties' internal data security procedures, the Company could suffer reputational or financial losses which could have a material adverse effect on its financial condition and results of operations.

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

The Company has a number of large deposit customers that maintain balances in checking and money market accounts at the Bank. At December 31, 2014, there were $64 million in checking and money market accounts of customers in the ethanol and other industries that have relationship balances greater than $5 million. The ability to attract and retain these types of deposits has a positive effect on the Company’s net interest margin as they provide a relatively low cost of funds to the Company compared to certificates of deposits or advances. If these depositors were to withdraw these funds and the Bank was not able to replace them with similar types of deposits, the Banks cost of funds would increase and the Company’s results of operation would be negatively impacted.

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

The USA Patriot and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If these activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury Department’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions. In recent years, several banking institutions have received large fines for non-compliance with these laws and regulations. Although the Bank has developed policies and procedures designed to ensure compliance, regulators may take enforcement action against the Bank in the event of noncompliance.

We may decide to grow our business through acquisitions, which may disrupt or harm our business and dilute stockholder value.

The Company regularly monitors acquisition opportunities and conducts due diligence activities related to possible transactions with banks and other financial institutions. Negotiations may take place and future acquisitions may occur at any time. Our ability to grow through acquisitions will depend, in part, on the availability of suitable acquisition targets at acceptable prices, terms, and conditions; our ability to compete effectively for these acquisition candidates; and the availability of capital and personnel to complete such acquisitions and run the acquired business effectively. These risks could be heightened if we complete a large acquisition or multiple acquisitions within a relatively short period of time.

The benefits of an acquisition may take more time than expected to develop or integrate into our operations and we cannot guarantee that any acquisition will ultimately produce any benefits. Acquiring other banks, businesses, or branches involves various risks, such as potential disruption of the Company’s business, including diversion of management’s attention; difficulty in valuing the target company; potential exposure to undisclosed, contingent, or other liabilities or problems, unanticipated costs associated with an acquisition, and an inability to recover or manage such liabilities and costs; exposure to potential asset quality issues of the target company; volatility in reported income as goodwill impairment losses could occur irregularly and in varying amounts; difficulty and expense of integrating the operations and personnel of the target company or in realizing projected efficiencies, revenue increases, costs savings, increased market presence, or other projected benefits; potential loss of key employees or customers of the Company or the target company; dilution to existing stockholders if securities are issued as part of transaction consideration or to fund transaction consideration; and potential changes in banking or tax laws or regulations that may affect the target company. Any of the foregoing factors could have a material adverse effect on the Company’s financial condition and results of operations.

Risks related to our Common Stock

The price of our common stock has been volatile and could continue to fluctuate in the future.

During the year ended December 31, 2014, the closing price of our common stock on The NASDAQ Global Market ranged from $8.94 to $13.95 per share, and over the period from January 1, 2012 to December 31, 2014 it has ranged from $1.61 to $13.95. Our closing sale price on December 31, 2014 was $12.40 per share and on February 26, 2015 was $11.93 per share. Our stock generally trades in low volumes and its price may fluctuate in response to a number of events and factors, including, but not limited to, variations in operating results, litigation or governmental and regulatory proceedings, market perceptions of our financial reporting, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions.

We may issue additional stock, or reissue shares of treasury stock, without shareholder consent.

We have authorized 16,000,000 shares of common stock. As of December 31, 2014, 9,128,662 shares were issued and outstanding, 4,658,323 shares were held as treasury stock, and 6,871,338 shares were unissued. We also had 833,333 shares of common stock reserved for issuance pursuant to outstanding warrants, 30,000 shares reserved for issuance pursuant to outstanding options and 96,405 shares reserved for issuance pursuant to our equity incentive plans. The board of directors has authority, without action or vote of the stockholders, to issue all or part of the authorized but unissued shares and to reissue all of the treasury shares. Additional shares may be issued, or treasury shares reissued, in connection with future financing, acquisitions, employee stock plans, or otherwise. Any such issuance, or reissuance, will dilute the percentage ownership of existing stockholders. We are also currently authorized to issue up to 500,000 shares of preferred stock, of which 26,000 are designated as shares of Preferred Stock. As of December 31, 2014, there were 10,000 shares issued and outstanding of our Preferred Stock. These shares had a preference in payment of dividends and proceeds of any liquidation relative to our common stock. All remaining outstanding shares of Preferred Stock were redeemed on February 17, 2015. Under our certificate of incorporation, our board of directors can issue additional preferred stock in one or more series and fix the terms of such stock without shareholder approval. Preferred stock may include the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions. The issuance of preferred stock could adversely affect the rights of the holders of common stock and reduce the value of the common stock. In addition, specific rights granted to holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party.

Future sale of shares of our common stock in the public market upon exercise of the outstanding warrant could depress our stock price.

Shares issuable upon exercise of the warrant issued to Treasury in connection with its purchase of the Preferred Stock represented beneficial ownership of approximately 16% of our common stock as of December 31, 2014. We are obligated to register the resale of the warrant and underlying common stock under the Securities Act of 1933 and these securities may also be eligible for sale publicly under rule 144 under the Securities Act of 1933 in certain circumstances. Sales of substantial amounts of our common stock, whether under the foregoing registration statement or otherwise, or the perception that those sales could occur may adversely affect the market price of our common stock.

Our ability to pay dividends on or repurchase our common stock is significantly restricted. We have not paid a dividend on our common stock since 2008 and our current financial condition and results of operations and interest and principal payments due on our third party note payable make payment of any such dividend unlikely in the foreseeable future.

We are a stock savings bank holding company and our operations are conducted primarily by the Bank. Since we receive substantially all of our revenue from dividends from the Bank, our ability to pay dividends on our common stock depends on our receipt of dividends from the Bank. Dividend payments from the Bank are subject to legal and regulatory limitations. The ability of the Bank to pay dividends to us is also subject to its profitability, financial condition, capital expenditures and other cash flow requirements. There is no assurance that the Bank will be able to pay dividends to us in the future or that we will generate adequate cash flow to pay dividends in the future. The inability to receive dividends from the Bank could have an adverse affect on our business and financial condition.

On December 15, 2014, the Company entered into a Loan Agreement with an unrelated third party, providing for a term loan of up to $10 million with an interest rate of 6.5% per annum. The principal balance of the loan is payable in consecutive equal annual installments of $1 million on each anniversary of the date of the Loan Agreement, commencing on December 15, 2015, with the balance due on the maturity date. The maturity date will be on the earlier of (a) the anniversary of the date of the Loan Agreement obtained by dividing the original principal amount of the loan by $1 million (rounded up to the nearest number of whole years) and (b) the seventh anniversary of the date of the Loan Agreement. The Company may voluntarily prepay the Note in whole or in part without payment or penalty. On February 17, 2015, the Company borrowed $10 million on the Note and used the proceeds to redeem the remaining $10 million in outstanding Preferred Stock.

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

We are subject to the provisions of Section 203 of the Delaware General Corporation Law, which prohibits a publicly-held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. For purposes of Section 203, a “business combination” includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder, and an “interested stockholder” is a person who, either alone or together with affiliates and associates, owns (or within the past three years, did own) 15% or more of the corporation’s voting stock. For purposes of Section 203, “voting stock” means stock of any class or series entitled to vote generally in the election of directors. Furthermore, federal law requires FRB or OCC approval prior to any direct or indirect acquisition of control (as defined in regulations) of us or the Bank, respectively, including, with respect to the Bank, any indirect acquisition of control through an acquisition of control of us.

An “ownership change” for purposes of Section 382 of the Internal Revenue Code may materially impair our ability to use our net operating loss carryforwards.

Our ability to use our net operating loss carryforwards to offset future taxable income will be limited if we experience an “ownership change” as defined in Section 382 of the Internal Revenue Code (the Code). In general, an ownership change will occur if there is a cumulative increase in our ownership by “5-percent shareholders” (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period. A corporation that experiences an ownership change will generally be subject to an annual limitation on the use of its pre-ownership change net operating losses equal to the equity value of the corporation immediately before the ownership change, multiplied by the long-term tax-exempt rate.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company leases its corporate office in Rochester, Minnesota and owns the buildings and land for 7 of its 9 full service branches. The remaining two full service branches and two loan origination office are leased. These leased branches are located at 1016 Civic Center Drive NW, Rochester, Minnesota, and 2805 Dodd Road, Suite 160, Eagan, Minnesota. The leased loan origination offices are located at 50 14th Avenue East, Suite 100, Sartell, Minnesota and 2222 Mayfair Road, Suite 120, Wauwatosa, Wisconsin. Of the two private banking offices, one is leased and is located at 100 1st Ave Bldg., Suite 200, Rochester, Minnesota, while the other location at 2048 Superior Dr., Suite 400, Rochester, Minnesota is owned by the Company. The Bank uses all properties and they are all located in Minnesota, except for one full service branch located in Iowa and one loan origination office located in Wisconsin.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information on page 23 under the caption “Dividends”, “Note 15 Stockholders’ Equity” of the Notes to Consolidated Financial Statements, beginning on page 53, page 64 under the caption “Common Stock Information” and the inside back cover page of the Annual Report is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

The information on page 4 under the caption “Five Year Consolidated Financial Highlights” of the Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The table on page 7 and the tables regarding investment maturities on page 18 of Part 1 Item 1 of this Form 10-K, as well as the information on pages 5 through 24 under the caption “Management Discussion and Analysis” (other than the section captioned “Market Risk”) of the Annual Report is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements (including the Notes to Consolidated Financial Statements) on pages 27 through 61 of the Annual Report, is incorporated herein by reference.

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

Under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under this framework, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014. The Company has not included an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our independent registered public accounting firm is not required to attest to management's report pursuant to Item 308(b) of Regulation S-K because the Company is not an accelerated filer or large accelerated filer.

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

ITEM 9b. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from the information under the caption “Executive Officers of the Registrant” in Part I of this report and under the captions “Proposal 1 – Election of Directors - Board of Directors,” “Corporate Governance - Committees of the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Company’s fiscal year ended December 31, 2014 (the 2015 Proxy Statement).

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the information under the caption “2014 Executive Compensation” and “2014 Director Compensation” in the 2015 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from the information under the captions “Security Ownership of Management and Certain Beneficial Owners” and “Other Equity Compensation Plan Information” in the 2015 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from the information under the captions “Corporate Governance – Committees of the Board of Directors; - Director Independence; - Related Person Transaction Approval Policy; and - Certain Transactions” in the 2015 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTing FEES AND SERVICES

The information required by this Item is incorporated by reference from the information under the captions “Corporate Governance - Independent Registered Public Accounting Firm Fees” and “Approval of Independent Registered Public Accounting Firm Services and Fees” in the 2015 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

 The following financial statements appearing in the Company's Annual Report, are incorporated herein by reference.

Annual Report Section	Pages in 2014 Annual Report
Consolidated Balance Sheets --
December 31, 2014 and 2013	23

Consolidated Statements of Comprehensive Income --
Each of the Years in the Three-Year Period Ended December 31, 2014	24

Consolidated Statements of Stockholders’ Equity --
Each of the Years in the Three-Year Period Ended December 31, 2014	25

Consolidated Statements of Cash Flows --
Each of the Years in the Three-Year Period Ended December 31, 2014	26

Notes to Consolidated Financial Statements	27

Report of Independent Registered Public Accounting Firm	63

2. Financial Statement Schedules

All financial statement schedules have been omitted as this information is not required under the related instructions, is not applicable or has been included in the Notes to Consolidated Financial Statements.

3. Exhibits

The exhibits filed with this report are set forth on the Index of Exhibits filed as part of this report immediately following the signatures.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HMN FINANCIAL, INC.

Date: March 13, 2015	By:	/s/ Bradley C. Krehbiel
Bradley C. Krehbiel,
President and CEO

Each of the undersigned hereby appoints Hugh C. Smith and Jon J. Eberle, and each of them (with full power to act alone), as attorneys and agents for the undersigned, with full power of substitution, for and in the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission under the Securities Act of 1934, as amended, any and all amendments and exhibits to this Form 10-K and any and all applications, instruments, and other documents to be filed with the Securities and Exchange Commission pertaining to this Form 10-K or any amendments thereto, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary or desirable. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 13, 2015.

Name	Title
/s/ Bradley C. Krehbiel	President and CEO
Bradley C. Krehbiel	(Principal Executive Officer)

/s/ Jon J. Eberle	Senior Vice President, Chief Financial Officer and Treasurer
Jon J. Eberle	(Principal Financial and Accounting Officer)

/s/ Hugh C. Smith	Chairman of the Board
Hugh C. Smith

/s/ Mark E. Utz	Director
Marl E. Utz

/s/ Michael J. Fogarty	Director
Michael J. Fogarty

/s/ Karen L. Himle	Director
Karen L. Himle

/s/ Wendy S. Shannon	Director
Wendy S. Shannon

/s/ Malcolm W. McDonald	Director
Malcolm W. McDonald

/s/ Bernard R. Nigon	Director
Bernard R. Nigon

/s/ Allen R. Berning	Director
Allen R. Berning

INDEX TO EXHIBITS

Exhibit Number	Exhibit	Filing Status
3.1	Amended and Restated Certificate of Incorporation	Incorporated by Reference (1)
3.2	Amended and Restated By-laws	Incorporated by Reference (2)
4.1	Form of Common Stock Certificate	Incorporated by Reference (3)
4.2	Warrant to Purchase Common Stock, dated December 23, 2008	Incorporated by Reference (4)
10.2†	Form of Change in Control Agreement with executive officers	Incorporated by Reference (5)
10.3†	Directors Deferred Compensation Plan	Incorporated by Reference (6)
10.4†	HMN Financial, Inc. 2001 Omnibus Stock Plan	Incorporated by Reference (7)
10.5†	Form of Incentive Stock Option Agreement for HMN Financial, Inc. 2001 Omnibus Stock	Incorporated by Reference (8)
10.6†	Form of Non-Statutory Stock Option Agreement for HMN Financial, Inc. 2001 Omnibus Stock Plan	Incorporated by Reference (9)
10.7†	Form of Restricted Stock Agreement for HMN Financial, Inc. 2001 Omnibus Stock Plan	Incorporated by Reference (10)
10.8†	HMN Financial, Inc. Employee Stock Ownership Plan (as amended through February 26, 2008)	Incorporated by Reference (11)
10.9

Letter Agreement, dated December 23, 2008, including Securities Purchase Agreement—Standard Terms incorporated therein by reference, between HMN Financial, Inc. and the United States Department of the Treasury

Incorporated by Reference (12)
10.10†	Form of Agreement with Senior Executive Officer to Amend Certain Benefit Plans of the Company	Incorporated by Reference (13)
10.11†	Form of Waiver by Senior Executive Officers	Incorporated by Reference (14)
10.12†	HMN Financial, Inc. 2009 Equity Incentive Plan	Incorporated by Reference (15)
10.13†	Form of Restricted Stock Agreement under HMN Financial, Inc. 2009 Equity Incentive Plan	Incorporated by Reference (16)
10.14†	Form of Incentive Stock Option Agreement under HMN Financial, Inc. 2009 Equity Incentive Plan	Incorporated by Reference (17)
10.15†	Form of Non-Statutory Stock Option Agreement under HMN Financial, Inc. 2009 Equity Incentive Plan	Incorporated by Reference (18)
10.16†	Executive Management Incentive Plan	Filed Electronically
13	Portions of Annual Report to Security Holders incorporated by reference	Filed Electronically
21	Subsidiaries of Registrant	Filed Electronically
23.1	Consent of CliftonLarsonAllen LLP	Filed Electronically
23.2	Consent of KPMG LLP	Filed Electronically
24	Powers of Attorney	Included with Signatures
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically
32	Section 1350 Certifications	Filed Electronically
101

Financial Statements of the Company from the Annual Report on Form 10-K for the year ended December 31, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Comprehensive Income (Loss), (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

Filed Electronically
† Management contract or compensatory arrangement.

1	Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2014 (File No. 000-24100).
2	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated March 5, 2012 (File No. 000-24100).
3	Incorporated by reference to the same numbered exhibit to the Company’s Registration Statement on Form S-1 dated April 1, 1994 (File No. 33-77212).
4	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 19, 2008, filed on December 23, 2008 (File No. 000-24100).
5	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 27, 2008, filed on June 2, 2008 (File No. 000-24100).
6	Incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 1994 (File No. 000-24100).
7	Incorporated by reference to Exhibit B to the Company’s Proxy Statement for its Annual Meeting of Stockholders held on April 24, 2001 (File No. 000-24100).
8	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004 (File No. 000-24100).
9	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004 (File No. 000-24100).
10	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated January 24, 2005, filed on January 28, 2005 (File No. 000-24100).
11	Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2007 (File No. 000-24100).
12	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 19, 2008, filed on December 23, 2008 (File No. 000-24100).
13	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 19, 2008, filed on December 23, 2008 (File No. 000-24100).
14	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 19, 2008, filed on December 23, 2008 (File No. 000-24100).
15	Incorporated by reference to Exhibit A to the Company’s Proxy Statement for its Annual Meeting of Stockholders held on April 28, 2009 (File No. 000-24100).
16	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated May 6, 2009, filed on May 12, 2009 (File No. 000-24100).
17	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated May 6, 2009, filed on May 12, 2009 (File No. 000-24100).
18	Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K dated May 6, 2009, filed on May 12, 2009 (File No. 000-24100).