Form 10-Q
period 2015-03-31
HMN FINANCIAL INC
filed 2015-05-07
CIK 921183

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐          No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at April 21, 2015
Common stock, $0.01 par value	4,480,258

HMN FINANCIAL, INC.

PART I – FINANCIAL INFORMATION

Item 1 : Financial Statements

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31,	December 31,
(Dollars in thousands)	2015	2014
	(unaudited)
Assets
Cash and cash equivalents	$22,936	46,634
Securities available for sale:
Mortgage-backed and related securities (amortized cost $2,348 and $2,755)	2,471	2,909
Other marketable securities (amortized cost $151,835 and $135,772)	151,674	134,925
	154,145	137,834

Loans held for sale	2,663	2,076
Loans receivable, net	360,370	365,113
Accrued interest receivable	1,941	1,713
Real estate, net	2,966	3,103
Federal Home Loan Bank stock, at cost	691	777
Mortgage servicing rights, net	1,448	1,507
Premises and equipment, net	6,919	6,982
Prepaid expenses and other assets	1,139	1,157
Deferred tax asset, net	10,269	10,530
Total assets	$565,487	577,426

Liabilities and Stockholders’ Equity
Deposits	$483,323	496,750
Other borrowings	10,000	0
Accrued interest payable	166	93
Customer escrows	1,228	788
Accrued expenses and other liabilities	3,995	3,782
Total liabilities	498,712	501,413
Commitments and contingencies
Stockholders’ equity:
Serial preferred stock ($.01 par value):
Authorized 500,000 shares; issued shares 0 and 10,000	0	10,000
Common stock ($.01 par value):
Authorized 16,000,000; issued shares 9,128,662	91	91
Additional paid-in capital	50,035	50,207
Retained earnings, subject to certain restrictions	78,041	77,805
Accumulated other comprehensive loss	(23)	(418)
Unearned employee stock ownership plan shares	(2,562)	(2,610)
Treasury stock, at cost 4,648,404 and 4,658,323 shares	(58,807)	(59,062)
Total stockholders’ equity	66,775	76,013
Total liabilities and stockholders’ equity	$565,487	577,426

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2015	2014
Interest income:
Loans receivable	$4,354	5,070
Securities available for sale:
Mortgage-backed and related	28	50
Other marketable	486	254
Cash equivalents	15	52
Other	1	1
Total interest income	4,884	5,427

Interest expense:
Deposits	248	334
Other borrowings	78	0
Total interest expense	326	334
Net interest income	4,558	5,093
Provision for loan losses	0	(1,610)
Net interest income after provision for loan losses	4,558	6,703

Non-interest income:
Fees and service charges	782	823
Loan servicing fees	261	261
Gain on sales of loans	285	346
Other	268	258
Total non-interest income	1,596	1,688

Non-interest expense:
Compensation and benefits	3,448	3,478
(Gain) loss on real estate owned	(112)	68
Occupancy	879	882
Deposit insurance	70	157
Data processing	231	246
Other	917	866
Total non-interest expense	5,433	5,697
Income before income tax expense	721	2,694
Income tax expense	260	1,062
Net income	461	1,632
Preferred stock dividends	(108)	(532)
Net income available to common shareholders	$353	1,100
Other comprehensive income, net of tax	$395	181
Comprehensive income attributable to common shareholders	$748	1,281
Basic earnings per common share	$0.09	0.27
Diluted earnings per common share	$0.08	0.24

See accompanying notes to consolidated financial statements.

 HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders' Equity

For the Three Month Period Ended March 31, 2015

(unaudited)

						Unearned
						Employee
					Accumulated	Stock		Total
			Additional		Other	Ownership		Stock-
	Preferred	Common	Paid-In	Retained	Comprehensive	Plan	Treasury	Holders’
(Dollars in thousands)	Stock	Stock	Capital	Earnings	Income/(Loss)	Shares	Stock	Equity
Balance, December 31, 2014	$10,000	91	50,207	77,805	(418)	(2,610)	(59,062)	76,013
Net income				461				461
Other comprehensive income					395			395
Redemption of preferred stock	(10,000)							(10,000)
Restricted stock awards			(255)				255	0
Amortization of restricted stock awards			67					67
Preferred stock dividends				(225)				(225)
Earned employee stock ownership plan shares			16			48		64
Balance, March 31, 2015	$0	91	50,035	78,041	(23)	(2,562)	(58,807)	66,775

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014
Cash flows from operating activities:
Net income	$461	1,632
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	0	(1,610)
Depreciation	161	131
Amortization of premiums, net	6	7
Amortization of deferred loan (fees) costs	(31)	5
Amortization of mortgage servicing rights	143	116
Capitalized mortgage servicing rights	(84)	(38)
(Gain) loss on sales of real estate and premises	(112)	68
Gain on sales of loans	(285)	(346)
Proceeds from sale of loans held for sale	12,061	9,053
Disbursements on loans held for sale	(12,027)	(4,890)
Amortization of restricted stock awards	67	56
Amortization of unearned ESOP shares	48	49
Earned employee stock ownership shares priced above original cost	16	11
(Increase) decrease in accrued interest receivable	(228)	61
Increase (decrease) in accrued interest payable	72	(39)
Decrease (increase) in other assets	50	(575)
Increase in other liabilities	209	1,299
Other, net	9	293
Net cash provided by operating activities	536	5,283
Cash flows from investing activities:
Principal collected on securities available for sale	409	699
Proceeds collected on maturities of securities available for sale	18,000	10,000
Purchases of securities available for sale	(34,070)	(5,003)
Redemption of Federal Home Loan Bank stock	86	7
Proceeds from sales of real estate and premises	221	136
Net decrease (increase) in loans receivable	4,431	(542)
Purchases of premises and equipment	(99)	(205)
Net cash (used) provided by investing activities	(11,022)	5,092
Cash flows from financing activities:
Decrease in deposits	(13,428)	(31,550)
Redemption of preferred stock	(10,000)	0
Dividends to preferred stockholders	(225)	0
Proceeds from borrowings	13,000	0
Repayment of borrowings	(3,000)	0
Increase in customer escrows	441	505
Net cash used by financing activities	(13,212)	(31,045)
Decrease in cash and cash equivalents	(23,698)	(20,670)
Cash and cash equivalents, beginning of period	46,634	120,686
Cash and cash equivalents, end of period	$22,936	100,016
Supplemental cash flow disclosures:
Cash paid for interest	$254	373
Cash paid for income taxes	135	0
Supplemental noncash flow disclosures:
Loans transferred to loans held for sale	342	3,742

See accompanying notes to consolidated financial statements

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

(2) Basis of Preparation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of comprehensive income, consolidated statement of stockholders' equity and consolidated statements of cash flows in conformity with U.S. generally accepted accounting principles. However, all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The results of operations for the three-month period ended March 31, 2015 are not necessarily indicative of the results which may be expected for the entire year.

(3) Derivative Instruments and Hedging Activities

The Company had commitments outstanding to extend credit to future borrowers that had not closed prior to the end of the quarter. The Company intends to sell these commitments, which are referred to as its mortgage pipeline. As commitments to originate loans enter the mortgage pipeline, the Company generally enters into commitments to sell the mortgage pipeline into the secondary market on a firm commitment or best efforts basis. The commitments to originate or sell loans on a firm commitment basis are derivatives and are recorded at market value. As a result of marking these derivatives to market for the period ended March 31, 2015, the Company recorded an increase in other assets of $32,000, an increase in other liabilities of $25,000 and a gain included in the gain on sales of loans of $7,000. As a result of marking these derivatives to market for the period ended March 31, 2014, the Company recorded an increase in other assets of $9,000, an increase in other liabilities of $5,000 and a gain included in the gain on sales of loans of $4,000.

The current commitments to sell loans held for sale are derivatives that do not qualify for hedge accounting. As a result, these derivatives are marked to market and the related loans held for sale are recorded at the lower-of-cost-or-market. The Company recorded an increase in other liabilities of $3,000 and a loss included in the gain on sales of loans of $3,000 for both the periods ended March 31, 2015 and March 31, 2014.

(4) Fair Value Measurements

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

The following table summarizes the assets of the Company for which fair values are determined on a recurring basis as of March 31, 2015 and December 31, 2014.

	Carrying value at March 31, 2015

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale	$154,145	0	154,145	0
Mortgage loan commitments	48	0	48	0
Total	$154,193	0	154,193	0

	Carrying value at December 31, 2014

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale	$137,834	0	137,834	0
Mortgage loan commitments	16	0	16	0
Total	$137,850	0	137,850	0

There were no transfers between Levels 1, 2, or 3 during the three months ended March 31, 2015.

The Company may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from the application of the lower-of-cost-or-market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis that were still held at March 31, 2015 and December 31, 2014, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at March 31, 2015 and December 31, 2014.

	Carrying value at March 31, 2015
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Three months ended March 31, 2015 total gains (losses)
Loans held for sale	$2,663	0	2,663	0	25
Mortgage servicing rights, net	1,448	0	1,448	0	0
Loans(1)	10,812	0	10,812	0	(43)
Real estate, net(2)	2,966	0	2,966	0	0
Total	$17,889	0	17,889	0	(18)

	Carrying value at December 31, 2014
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Year ended December 31, 2014 total gains (losses)
Loans held for sale	$2,076	0	2,076	0	(1)
Mortgage servicing rights, net	1,507	0	1,507	0	0
Loans(1)	11,882	0	11,882	0	532
Real estate, net(2)	3,103	0	3,103	0	(134)
Total	$18,568	0	18,568	0	397

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

(5) Fair Value of Financial Instruments

Generally accepted accounting principles require interim reporting period disclosure about the fair value of financial instruments, including assets, liabilities and off-balance sheet items for which it is practicable to estimate fair value. The fair value hierarchy level for each asset and liability, as defined in note 4, have been included in the following table for March 31, 2015 and December 31, 2014. The fair value estimates are made based upon relevant market information, if available, and upon the characteristics of the financial instruments themselves. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based upon judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. The estimated fair value of the Company’s financial instruments as of March 31, 2015 and December 31, 2014 are shown below.

	March 31, 2015						December 31, 2014
			Fair value hierarchy						Fair value hierarchy
(Dollars in thousands)	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3	Contract amount	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3	Contract amount
Financial assets:
Cash and cash equivalents	$22,936	22,936	22,936				46,634	46,634	46,634
Securities available for sale	154,145	154,145		154,145			137,834	137,834		137,834
Loans held for sale	2,663	2,663		2,663			2,076	2,076		2,076
Loans receivable, net	360,370	360,346		360,346			365,113	364,509		364,509
Federal Home Loan Bank stock	691	691		691			777	777		777
Accrued interest receivable	1,941	1,941		1,941			1,713	1,713		1,713
Financial liabilities:
Deposits	483,323	483,152		483,152			496,750	496,494		496,494
Other borrowings	10,000	10,025		10,025			0	0
Accrued interest payable	166	166		166			93	93		93
Off-balance sheet financial instruments:
Commitments to extend credit	48	48				205,050	16	16				141,578
Commitments to sell loans	(58)	(58)				6,673	(30)	(30)				3,279

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

Other Borrowings

The fair values of other borrowings with fixed maturities are estimated based on discounted cash flow analysis using as discount rates the interest rates charged by the FHLB for borrowings of similar remaining maturities.

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

(6) Other Comprehensive Income

Other comprehensive income is defined as the change in equity during a period from transactions and other events from nonowner sources. Comprehensive income is the total of net income and other comprehensive income, which for the Company is comprised of unrealized gains and losses on securities available for sale. The components of other comprehensive income and the related tax effects were as follows:

	For the period ended March 31,
(Dollars in thousands)	2015			2014
Securities available for sale:	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Net unrealized gains arising during the period	$655	260	395	239	58	181
Other comprehensive income	$655	260	395	239	58	181

(7) Securities Available For Sale

The following table shows the gross unrealized losses and fair values for the securities available for sale portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2015 and December 31, 2014.

	March 31, 2015
	Less than twelve months			Twelve months or more			Total
(Dollars in thousands)	# of Investments	Fair Value	Unrealized Losses	# of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Other marketable securities:
U.S. Government agency Obligations	5	$23,915	(85)	1	$5,011	(8)	$28,926	(93)
Corporate preferred stock	0	0	0	1	350	(350)	350	(350)
Corporate equity	1	57	(1)	0	0	0	57	(1)
Total temporarily impaired securities	6	$23,972	(86)	2	$5,361	(358)	$29,333	(444)

	December 31, 2014
	Less than twelve months			Twelve months or more			Total
(Dollars in thousands)	# of Investments	Fair Value	Unrealized Losses	# of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Other marketable securities:
U.S. Government agency obligations	22	$104,453	(551)	1	$4,970	(50)	$109,423	(601)
Corporate preferred stock	0	0	0	1	420	(280)	420	(280)
Total temporarily impaired securities	22	$104,453	(551)	2	$5,390	(330)	$109,843	(881)

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

The unrealized losses reported for corporate preferred stock over twelve months at March 31, 2015 relates to a single trust preferred security that was issued by the holding company of a small community bank. Typical of most trust preferred issuances, the issuer has the ability to defer interest payments for up to five years with interest payable on the deferred balance. In September 2014, the issuer paid all previously deferred interest that was due and all payments were current as of September 30, 2014. In January 2015, the issuer deferred its scheduled interest payment as allowed by the terms of the security agreement. The issuer’s subsidiary bank has incurred operating losses due to increased provisions for loan losses but still met the regulatory requirements to be considered “well capitalized” based on its most recent regulatory filing. Based on a review of the issuer, it was determined that the trust preferred security was not other-than-temporarily impaired at March 31, 2015. The Company does not intend to sell the trust preferred security and has the intent and ability to hold it for a period of time sufficient to recover the temporary loss. Management believes that the Company will receive all principal and interest payments contractually due on the security and that the decrease in the market value is primarily due to a lack of liquidity in the market for trust preferred security and the deferral of interest by the issuer. Management will continue to monitor the credit risk of the issuer and may be required to recognize other-than-temporary impairment charges on this security in future periods.

A summary of securities available for sale at March 31, 2015 and December 31, 2014 is as follows:

(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
March 31, 2015:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation (FHLMC)	$1,186	70	0	1,256
Federal National Mortgage Association (FNMA)	1,162	53	0	1,215
	2,348	123	0	2,471
Other marketable securities:
U.S. Government agency obligations	151,077	283	(93)	151,267
Corporate preferred stock	700	0	(350)	350
Corporate equity	58	0	(1)	57
	151,835	283	(444)	151,674
	$154,183	406	(444)	154,145

(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
December 31, 2014:
Mortgage-backed securities:
FHLMC	$1,418	90	0	1,508
FNMA	1,337	64	0	1,401
	2,755	154	0	2,909
Other marketable securities:
U.S. Government agency obligations	135,014	31	(601)	134,444
Corporate preferred stock	700	0	(280)	420
Corporate equity	58	3	0	61
	135,772	34	(881)	134,925
	$138,527	188	(881)	137,834

The following table indicates amortized cost and estimated fair value of securities available for sale at March 31, 2015 based upon contractual maturity adjusted for scheduled repayments of principal and projected prepayments of principal based upon current economic conditions and interest rates.

(Dollars in thousands)	Amortized Cost	Fair Value
Due less than one year	$137,052	137,275
Due after one year through five years	16,373	16,463
Due after five years through ten years	0	0
Due after ten years	700	350
No stated maturity	58	57
Total	$154,183	154,145

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

(8) Loans Receivable, Net

A summary of loans receivable at March 31, 2015 and December 31, 2014 is as follows:

(Dollars in thousands)	March 31, 2015	December 31, 2014
1-4 family	$70,062	69,841
Commercial real estate:
Residential developments	19,772	19,960
Other	172,154	171,708
	191,926	191,668
Consumer	52,503	54,925
Commercial business:
Construction industry	5,102	7,121
Other	49,253	50,001
	54,355	57,122
Total loans	368,846	373,556
Less:
Unamortized discounts	13	14
Net deferred loan fees	45	97
Allowance for loan losses	8,418	8,332
Total loans receivable, net	$360,370	365,113

(9) Allowance for Loan Losses and Credit Quality Information

The allowance for loan losses is summarized as follows:

(Dollars in thousands)	1-4 Family	Commercial Real Estate	Consumer	Commercial Business	Total
Balance, December 31, 2014	$1,096	5,024	1,009	1,203	8,332
Provision for losses	(5)	34	23	(52)	0
Charge-offs	0	0	(18)	0	(18)
Recoveries	0	64	8	32	104
Balance, March 31, 2015	$1,091	5,122	1,022	1,183	8,418

Balance, December 31, 2013	$1,628	6,458	1,106	2,209	11,401
Provision for losses	84	(1,194)	101	(601)	(1,610)
Charge-offs	0	(935)	(31)	(1)	(967)
Recoveries	0	214	10	42	266
Balance, March 31, 2014	$1,712	4,543	1,186	1,649	9,090

Allocated to:
Specific reserves	$270	370	307	127	1,074
General reserves	826	4,654	702	1,076	7,258
Balance, December 31, 2014	$1,096	5,024	1,009	1,203	8,332

Allocated to:
Specific reserves	$280	226	299	124	929
General reserves	811	4,896	723	1,059	7,489
Balance, March 31, 2015	$1,091	5,122	1,022	1,183	8,418

Loans receivable at December 31, 2014:
Individually reviewed for impairment	$1,867	9,728	806	555	12,956
Collectively reviewed for impairment	67,974	181,940	54,119	56,567	360,600
Ending balance	$69,841	191,668	54,925	57,122	373,556

Loans receivable at March 31, 2015:
Individually reviewed for impairment	$1,960	8,664	601	515	11,740
Collectively reviewed for impairment	68,102	183,262	51,902	53,840	357,106
Ending balance	$70,062	191,926	52,503	54,355	368,846

The following table summarizes the amount of classified and unclassified loans at March 31, 2015 and December 31, 2014:

	March 31, 2015
	Classified					Unclassified
(Dollars in thousands)	Special Mention	Substandard	Doubtful	Loss	Total	Total	Total Loans
1-4 family	$0	2,667	59	0	2,726	67,336	70,062
Commercial real estate:
Residential developments	360	8,720	0	0	9,080	10,692	19,772
Other	4,954	10,663	0	0	15,617	156,537	172,154

Consumer	0	291	54	256	601	51,902	52,503
Commercial business:
Construction industry	0	387	28	0	415	4,687	5,102
Other	5,300	1,082	0	0	6,382	42,871	49,253
	$10,614	23,810	141	256	34,821	334,025	368,846

	December 31, 2014
	Classified					Unclassified
(Dollars in thousands)	Special Mention	Substandard	Doubtful	Loss	Total	Total	Total Loans
1-4 family	$0	2,493	207	0	2,700	67,141	69,841
Commercial real estate:
Residential developments	323	9,960	0	0	10,283	9,677	19,960
Other	7,376	8,792	0	0	16,168	155,540	171,708

Consumer	0	489	55	261	805	54,120	54,925
Commercial business:
Construction industry	0	439	0	0	439	6,682	7,121
Other	4,255	1,156	0	0	5,411	44,590	50,001
	$11,954	23,329	262	261	35,806	337,750	373,556

Classified loans represent special mention, substandard (performing and non-performing), and non-performing loans categorized as doubtful and loss. Loans classified as special mention are loans that have potential weaknesses that, if left uncorrected, may result in deterioration of the repayment prospects for the asset or in the Bank’s credit position at some future date. Loans classified as substandard are loans that are generally inadequately protected by the current net worth and paying capacity of the obligor, or by the collateral pledged, if any. Loans classified as substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. Substandard loans are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Loans classified as doubtful have the weaknesses of those classified as substandard, with additional characteristics that make collection in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. A loan classified as loss is considered uncollectible and of such little value that continuance as an asset on the balance sheet is not warranted. Loans classified as substandard or doubtful require the Bank to perform an analysis of the individual loan and charge off any loans, or portion thereof, that are deemed uncollectible.

The aging of past due loans at March 31, 2015 and December 31, 2014 are summarized as follows:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
March 31, 2015
1-4 family	$1,611	0	270	1,881	68,181	70,062	0
Commercial real estate:
Residential developments	0	0	0	0	19,772	19,772	0
Other	0	0	0	0	172,154	172,154	0

Consumer	415	70	124	609	51,894	52,503	0
Commercial business:
Construction industry	28	0	0	28	5,074	5,102	0
Other	127	0	0	127	49,126	49,253	0
	$2,181	70	394	2,645	366,201	368,846	0

December 31, 2014
1-4 family	$413	673	841	1,927	67,914	69,841	0
Commercial real estate:
Residential developments	0	0	0	0	19,960	19,960	0
Other	0	0	0	0	171,708	171,708	0

Consumer	550	176	131	857	54,068	54,925	0
Commercial business:
Construction industry	0	0	0	0	7,121	7,121	0
Other	136	0	0	136	49,865	50,001	0
	$1,099	849	972	2,920	370,636	373,556	0

Impaired loans include loans that are non-performing (non-accruing) and loans that have been modified in a troubled debt restructuring (TDR). The following table summarizes impaired loans and related allowances as of March 31, 2015 and December 31, 2014:

	March 31, 2015			December 31, 2014
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans with no related allowance recorded:
1-4 family	$732	732	0	755	755	0
Commercial real estate:
Residential developments	6,738	9,361	0	7,416	10,040	0
Other	502	664	0	48	216	0
Consumer	270	271	0	463	464	0
Commercial business:
Construction industry	56	174	0	80	198	0
Other	0	0	0	0	0	0

Loans with an allowance recorded:
1-4 family	1,228	1,228	280	1,112	1,112	270
Commercial real estate:
Residential developments	1,228	1,228	195	1,522	1,522	240
Other	196	197	31	742	743	130
Consumer	331	347	299	343	360	307
Commercial business:
Construction industry	0	0	0	0	0	0
Other	459	1,011	124	475	1,026	127

Total:
1-4 family	1,960	1,960	280	1,867	1,867	270
Commercial real estate:
Residential developments	7,966	10,589	195	8,938	11,562	240
Other	698	861	31	790	959	130
Consumer	601	618	299	806	824	307
Commercial business:
Construction industry	56	174	0	80	198	0
Other	459	1,011	124	475	1,026	127
	$11,740	15,213	929	12,956	16,436	1,074

The following table summarizes the average recorded investment and interest income recognized on impaired loans during the three months ended March 31, 2015 and 2014:

	March 31, 2015		March 31, 2014
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance recorded:
1-4 family	$744	3	469	4
Commercial real estate:
Residential developments	7,077	94	7,685	13
Other	275	8	52	0
Consumer	367	0	479	2
Commercial business:
Construction/development	68	0	92	0
Other	0	0	0	0

Loans with an allowance recorded:
1-4 family	1,170	22	1,696	15
Commercial real estate:
Residential developments	1,375	7	5,890	13
Other	469	0	882	8
Consumer	337	2	469	2
Commercial business:
Construction/development	0	0	0	0
Other	467	5	998	8

Total:
1-4 family	1,914	25	2,165	19
Commercial real estate:
Residential developments	8,452	101	13,575	26
Other	744	8	934	8
Consumer	704	2	948	4
Commercial business:
Construction/development	68	0	92	0
Other	467	5	998	8
	$12,349	141	18,712	65

At March 31, 2015 and December 31, 2014, non-accruing loans totaled $10.0 million and $10.9 million, respectively, for which the related allowance for loan losses was $0.7 million and $0.8 million, respectively. The decrease in the allowances related primarily to several commercial real estate construction loans to the same borrower that were paid off during the first quarter of 2015. All of the interest income that was recognized for non-accruing loans was recognized using the cash basis method of income recognition. Non-accruing loans for which no specific allowance has been recorded, because management determined that the value of the collateral was sufficient to repay the loan totaled $7.8 million and $8.0 million, at March 31, 2015 and December 31, 2014, respectively. Non-accrual loans also include certain loans that have had terms modified in a TDR.

The non-accrual loans at March 31, 2015 and December 31, 2014 are summarized as follows:

(Dollars in thousands)	March 31, 2015	December 31, 2014

1-4 family	$1,658	$1,564
Commercial real estate:
Residential developments	7,448	8,483
Other	244	267
Consumer	542	486
Commercial business:
Construction/development	56	80
Other	41	40
	$9,989	$10,920

At March 31, 2015 and December 31, 2014, there were loans included in loans receivable, net, with terms that had been modified in a TDR totaling $8.9 million and $9.4 million, respectively. There was one $9,000 loan modified in the first quarter of 2015 that is classified and non-performing at March 31, 2015.

The following table summarizes troubled debt restructurings at March 31, 2015 and December 31, 2014:

	March 31, 2015			December, 31, 2014
(Dollars in thousands)	Accruing	Non-Accrual	Total	Accruing	Non-Accrual	Total
1-4 Family	$302	62	364	303	65	368
Commercial real estate	972	6,738	7,710	979	6,977	7,956
Consumer	59	240	299	320	251	571
Commercial business	419	92	511	434	121	555
	$1,752	7,132	8,884	2,036	7,414	9,450

There were no material commitments to lend additional funds to customers whose loans were restructured or classified as non-accrual at March 31, 2015 or December 31, 2014.

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

When a loan is modified as a TDR, there may be a direct, material impact on the loans within the consolidated balance sheets, as principal balances may be partially forgiven. The financial effects of TDRs are presented in the following table and represent the difference between the outstanding recorded balance pre-modification and post-modification, for the three-months ended March 31, 2015 and March 31, 2014.

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Consumer	1	$9	9	2	$93	$94

There were no loans that were restructured within the 12 months preceding March 31, 2015 and March 31, 2014 that defaulted during the three months ended March 31, 2015 and March 31, 2014.

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

TDRs are reviewed for impairment following the same methodology as other impaired loans. For loans that are collateral-dependent, the value of the collateral is reviewed and additional reserves may be added as needed. Loans that are not collateral-dependent may have additional reserves established if deemed necessary. The reserves for TDRs were $0.4 million, or 4.6%, of the total $8.4 million in loan loss reserves at March 31, 2015 and $0.4 million, or 5.1%, of the total $8.3 million in loan loss reserves at December 31, 2014.

(10) Investment in Mortgage Servicing Rights

A summary of mortgage servicing activity is as follows:

(Dollars in thousands)	Three Months ended March 31, 2015	Twelve Months ended December 31, 2014	Three Months ended March 31, 2014
Balance, beginning of period	$1,507	1,708	1,708
Originations	84	316	38
Amortization	(143)	(517)	(116)
Balance, end of period	$1,448	1,507	1,630
Fair value of mortgage servicing rights	$2,508	2,562	2,739

All of the loans being serviced were single family loans under the FNMA individual loan sale program. The following is a summary of the risk characteristics of the loans being serviced at March 31, 2015.

		Weighted	Weighted
	Loan	Average	Average
	Principal	Interest	Remaining	Number
(Dollars in thousands)	Balance	Rate	Term (months)	of Loans
Original term 30 year fixed rate	$203,872	4.28%	298	1,765
Original term 15 year fixed rate	110,145	3.30	140	1,238
Adjustable rate	60	4.38	314	2

The gross carrying amount of mortgage servicing rights and the associated accumulated amortization at March 31, 2015 is presented in the following table. Amortization expense for mortgage servicing rights was $143,000 and $116,000 for the three months ended March 31, 2015 and 2014, respectively.

	March 31, 2015
	Gross		Unamortized
	Carrying	Accumulated	Mortgage
(Dollars in thousands)	Amount	Amortization	Servicing Rights
Mortgage servicing rights	$3,587	(2,139)	1,448
Total	$3,587	(2,139)	1,448

	March 31, 2014
	Gross		Unamortized
	Carrying	Accumulated	Mortgage
(Dollars in thousands)	Amount	Amortization	Servicing Rights
Mortgage servicing rights	$3,621	(1,991)	1,630
Total	$3,621	(1,991)	1,630

The following table indicates the estimated future amortization expense for mortgage servicing rights:

(Dollars in thousands)
Year ending December 31,
2015	$320
2016	388
2017	305
2018	208
2019	142
Thereafter	85
Total	$1,448

Projections of amortization are based on existing asset balances and the existing interest rate environment as of March 31, 2015. The Company’s actual experience may be significantly different depending upon changes in mortgage interest rates and other market conditions.

(11) Earnings per Common Share

The following table reconciles the weighted average shares outstanding and the earnings available to common shareholders used for basic and diluted earnings per common share:

	Three months ended March 31,
(Dollars in thousands, except per share data)	2015	2014
Weighted average number of common shares outstanding used in basic earnings per common share calculation	4,096,985	4,038,817
Net dilutive effect of:
Restricted stock awards and warrant	574,665	548,527
Weighted average number of shares outstanding adjusted for effect of dilutive securities	4,671,650	4,587,344
Income available to common shareholders	$353	1,100
Basic earnings per common share	$0.09	0.27
Diluted earnings per common share	$0.08	0.24

(12) Regulatory Capital and Oversight

Effective January 1, 2015 the capital requirements of the Company and the Bank were changed to implement the regulatory requirements of the Basel III capital reforms. The new requirements, among other things, (i) apply a strengthened set of capital requirements to both the Company and the Bank, including new requirements relating to common equity as a component of core capital, (ii) implement a “capital conservation buffer” against risk and a higher minimum tier 1 capital requirement, and (iii) revise the rules for calculating risk-weighted assets for purposes of such requirements. The new rules made corresponding revisions to the prompt corrective action framework and include the new capital ratios and buffer requirements which will be phased in incrementally, with full implementation scheduled for January 1, 2019. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, both the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulations to ensure capital adequacy require both the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of Common Equity Tier 1 capital to risk weighted assets (as defined in the regulations), Tier 1 capital to adjusted total assets (as defined), Tier 1 capital to risk weighted assets, and total capital to risk weighted assets.

On March 31, 2015, the Bank’s average total assets were $569.0 million, its adjusted total assets were $565.0 million and its risk-weighted assets were $420.3 million. The following table presents the Bank’s capital amounts and ratios at March 31, 2015 for actual capital, required capital and excess capital, including ratios in order to qualify as being well capitalized under the revised Prompt Corrective Actions regulations.

	Actual		Required to be Adequately Capitalized		Excess Capital		To Be Well Capitalized Under Prompt Corrective Action Provisions(1)
(Dollars in thousands)	Amount	Percent of Assets(2)	Amount	Percent of Assets (2)	Amount	Percent of Assets(2)	Amount	Percent of Assets(2)
Bank stockholder’s equity	$74,718
Plus:
Net unrealized loss on certain securities available for sale	23
Less:
Disallowed servicing and tax assets	3,970
Common equity tier I capital	70,771
Common equity tier I capital ratio		16.84%	$18,914	4.50%	$51,857	12.34%	$27,321	6.50%
Tier I capital	70,771
Tier I capital to adjusted total assets (leverage ratio)		12.52%	$22,602	4.00%	$48,169	8.52%	$28,252	5.00%
Tier I capital to risk-weighted assets		16.84%	$25,219	6.00%	$45,552	10.84%	$33,626	8.00%

Plus:
Allowable allowance for loan losses	5,293
Risk-based capital	$76,064		$33,626		$42,438		$42,032
Risk-based capital to risk- weighted assets		18.10%		8.00%		10.10%		10.00%

(1) Under the recently issued final rules, revised requirements will be phased in commencing January 1, 2015, as described above.

(2) Based upon the Bank’s adjusted total assets for the purpose of leverage ratio and risk-weighted assets for the purpose of the risk-based capital ratios.

On March 31, 2015, the Company’s average total assets were $573.2 million, its adjusted total assets were $568.3 million and its risk-weighted assets were $420.3 million. The following table presents the Company’s capital amounts and ratios at March 31, 2015 for actual capital, required capital and excess capital, including ratios in order to qualify as being well capitalized under the revised Prompt Corrective Actions regulations.

	Actual		Required to be Adequately Capitalized		Excess Capital		To Be Well Capitalized Under Prompt Corrective Action Provisions(1)
(Dollars in thousands)	Amount	Percent of Assets(2)	Amount	Percent of Assets (2)	Amount	Percent of Assets(2)	Amount	Percent of Assets(2)
Company stockholder’s equity	$66,775
Plus:
Net unrealized loss on certain securities available for sale	23
Less:
Disallowed servicing and tax assets	4,893
Common equity tier I capital	61,905
Common equity tier I capital ratio		14.73%	$18,912	4.50%	$42,994	10.23%	$27,318	6.50%
Tier I capital	61,905
Tier I capital to adjusted total assets (leverage ratio)		10.89%	$22,731	4.00%	$39,175	6.89%	$28,414	5.00%
Tier I capital to risk-weighted assets		14.73%	$25,217	6.00%	$36,689	8.73%	$33,622	8.00%

Plus:
Allowable allowance for loan losses	5,293
Risk-based capital	$67,198		$33,622		$33,576		$42,028
Risk-based capital to risk- weighted assets		15.99%		8.00%		7.99%		10.00%

(1) Under the recently issued final rules, revised requirements will be phased in commencing January 1, 2015, as described above.

(2) Based upon the Company’s adjusted total assets for the purpose of leverage ratio and risk-weighted assets for the purpose of the risk-based capital ratios.

Management believes that, as of March 31, 2015, both the Company’s and the Bank’s capital ratios were in excess of those quantitative capital ratio standards set forth under the current prompt corrective action regulations described above. However, there can be no assurance that the Company or the Bank will continue to maintain such status in the future. Regulators have extensive discretion in its supervisory and enforcement activities, and can adjust the requirement to be “well-capitalized” in the future.

(13) Preferred Stock

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

In 2014 the Company redeemed 16,000 shares of Preferred Stock. On February 17, 2015, the Company redeemed the remaining 10,000 shares of outstanding Preferred Stock. After giving effect to a dividend of $22.50 per share on the Preferred Stock that was paid on the same date, the redemption price per share was $1,000. The Preferred Stock dividend was funded by HMN through internally available funds.

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

(14) Other Borrowings

The Company funded the Preferred Stock redemption on February 17, 2015 with a $10 million term loan to HMN from an unrelated third party that was evidenced by a promissory note. The principal balance of the note bears interest at a rate of 6.5% and is payable in consecutive annual installments of $1 million on each December 15, beginning December 15, 2015, with the balance due on December 15, 2021.

(15) Commitments and Contingencies

The Bank issued standby letters of credit which guarantee the performance of customers to third parties. The standby letters of credit issued and available at March 31, 2015 were approximately $1.6 million, expire over the next 15 months, and are collateralized primarily with commercial real estate mortgages. Since the conditions under which the Bank is required to fund the standby letters of credit may not materialize, the cash requirements are expected to be less than the total outstanding commitments.

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

(Dollars in thousands)	Home Federal Savings Bank	Other	Eliminations	Consolidated Total
At or for the quarter ended March 31, 2015:
Interest income - external customers	$4,884	0	0	4,884
Non-interest income - external customers	1,596	0	0	1,596
Intersegment non-interest income	51	591	(642)	0
Interest expense	248	78	0	326
Non-interest expense	5,305	179	(51)	5,433
Income tax expense (benefit)	387	(127)	0	260
Net income	591	461	(591)	461
Total assets	564,427	76,760	(75,700)	565,487
At or for the quarter ended March 31, 2014:
Interest income - external customers	$5,427	0	0	5,427
Non-interest income - external customers	1,688	0	0	1,688
Intersegment non-interest income	45	1,714	(1,759)	0
Interest expense	334	0	0	334
Non-interest expense	5,534	208	(45)	5,697
Income tax expense (benefit)	1,188	(126)	0	1,062
Net income	1,714	1,632	(1,714)	1,632
Total assets	619,809	92,262	(91,296)	620,775

HMN FINANCIAL, INC.

Item 2:	MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Information

Safe Harbor Statement

This quarterly report and other reports filed by the Company with the Securities and Exchange Commission may contain forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are often identified by such forward-looking terminology as “expect,” “intend,” “look,” “believe,” “anticipate,” “estimate,” “project,” “seek,” “may,” “will,” “would,” “could,” “should,” “trend,” “target,” and “goal” or similar statements or variations of such terms and include, but are not limited to, those relating to increasing our core deposit relationships, improving credit quality, reducing non-performing assets, reducing expense and generating improved financial results; the adequacy and amount of available liquidity and capital resources to the Bank; the Company’s liquidity and capital requirements; our expectations for core capital and our strategies and potential strategies for improvement thereof; improvements in loan production; changes in the size of the Bank’s loan portfolio; the amount of the Bank’s non-performing assets and the appropriateness of the allowance therefor; our ability to complete the acquisition of assets of Kasson State Bank and integrate its operations; anticipated future levels of the provision for loan losses; future losses on non-performing assets; the amount and mix of interest-earning assets; the amount and mix of deposits; the availability of alternate funding sources; the payment of dividends by HMN, the future outlook for the Company; the amount of dividends paid by the FHLB on its stock; the amount of deposits that will be withdrawn from checking and money market accounts and how the withdrawn deposits will be replaced; the projected changes in net interest income based on rate shocks; the range that interest rates may fluctuate over the next twelve months; the net market risk of interest rate shocks; the future outlook for the issuer of the trust preferred securities held by the Bank; the ability of the Bank to pay dividends to HMN; the ability of HMN to pay the principal and interest payments on its third party note payable; the ability to remain well capitalized under revised capital rules; and compliance by the Company and the Bank with regulatory standards generally (including the Bank’s status as “well-capitalized”) and other supervisory directives or requirements to which the Company or the Bank are or may become expressly subject, specifically, and possible responses of the Office of the Comptroller of the Currency (OCC), Board of Governors of the Federal Reserve System (FRB), the Bank, and the Company to any failure to comply with any such regulatory standard, directive or requirement.

A number of factors could cause actual results to differ materially from the Company’s assumptions and expectations. These include but are not limited to the adequacy and marketability of real estate and other collateral securing loans to borrowers; federal and state regulation and enforcement; possible legislative and regulatory changes, including additional changes to regulatory capital rules; the ability of the Bank to comply with other applicable regulatory capital requirements; enforcement activity of the OCC and FRB in the event of our non-compliance with any applicable regulatory standard or requirement; adverse economic, business and competitive developments such as shrinking interest margins, reduced collateral values, deposit outflows, changes in credit or other risks posed by the Company’s loan and investment portfolios, changes in costs associated with alternate funding sources, including changes in collateral advance rates and policies of the Federal Home Loan Bank, technological, computer-related or operational difficulties, results of litigation, and reduced demand for financial services and loan products; changes in accounting policies and guidelines, or monetary and fiscal policies of the federal government or tax laws; international economic developments; the Company’s access to and adverse changes in securities markets; the market for credit related assets; the future operating results, financial condition, cash flow requirements and capital spending priorities of the Company and the Bank; the availability of internal and, as required, external sources of funding; acquisition integration costs; or other significant uncertainties. Additional factors that may cause actual results to differ from the Company’s assumptions and expectations include those set forth in the Company’s most recent filings on Forms 10-K and 10-Q with the Securities and Exchange Commission. All forward-looking statements are qualified by, and should be considered in conjunction with, such cautionary statements. For additional discussion of the risks and uncertainties applicable to the Company, see the “Risk Factors” sections of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and Part II, Item 1A of its subsequently filed Quarterly Reports on Form 10-Q.

All statements in this quarterly report on Form 10-Q, including forward-looking statements, speak only as of the date hereof, and we undertake no duty to update any of the forward-looking statements after the date of this quarterly report on Form 10-Q.

General

The earnings of the Company are primarily dependent on the Bank's net interest income, which is the difference between interest earned on loans and investments, and the interest paid on interest-bearing liabilities such as deposits and other borrowings. The difference between the average rate of interest earned on assets and the average rate paid on liabilities is the "interest rate spread." Net interest income is produced when interest-earning assets equal or exceed interest-bearing liabilities and there is a positive interest rate spread. Net interest income and net interest rate spread are affected by changes in interest rates, the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. The Company's net income is also affected by the generation of non-interest income, which consists primarily of gains or losses from the sale of securities, gains from the sale of loans, fees for servicing mortgage loans, and the generation of fees and service charges on deposit accounts. The Bank incurs expenses in addition to interest expense in the form of salaries and benefits, occupancy expenses, provisions for loan losses, and amortization of mortgage servicing assets. The earnings of financial institutions, such as the Bank, are also significantly affected by prevailing economic and competitive conditions, particularly changes in interest rates, government monetary and fiscal policies, and regulations of various regulatory authorities. Lending activities are influenced by the demand for and supply of business credit, single family and commercial properties, competition among lenders, the level of interest rates and the availability of funds. Deposit flows and costs of deposits are influenced by prevailing market rates of interest on competing investments, account maturities and the levels of personal income and savings.

Between 2008 and 2011, the Company’s commercial business and commercial real estate loan portfolios required significant charge-offs due primarily to decreases in the estimated value of the underlying collateral supporting the loans, as many of these loans were made to borrowers in or associated with the real estate industry. The decrease in the estimated collateral value was primarily the result of reduced demand for real estate, particularly as it related to single-family and commercial land developments. More stringent lending standards implemented by the mortgage industry in these years made it more difficult for some borrowers with marginal credit to qualify for a mortgage. This decrease in available credit and the overall weakness in the economy reduced the demand for single family homes and the values of existing properties and developments where the Company’s commercial loan portfolio had concentrations. Consequently, our level of non-performing assets and the related provision for loan losses increased significantly during these years, relative to prior periods. The increased levels of non-performing assets, related provisions for loan losses and loan charge-offs, expenses associated with real estate owned, and the valuation allowance established against deferred taxes arising from the adverse operating results, were the primary reasons for the net losses incurred by the Company in each of the years 2008 through 2011. Beginning in 2012 and continuing into 2014, commercial real estate values stabilized, the economy improved, and fewer charge-offs were recorded than in the corresponding periods prior to 2012. In addition, non-performing assets and expenses associated with real estate owned have continued to decline in the first quarter of 2015, which had a positive effect on earnings.

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

The Company maintains significant net deferred tax assets for deductible temporary differences, the largest of which relates to the allowance for loan and real estate losses and net operating loss carry forwards. For income tax purposes, only net charge-offs are deductible, not the entire provision for loan losses. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that the deferred tax asset will not be realized. The determination of whether the deferred tax assets are realizable is highly subjective and dependent upon management’s judgment and evaluation of both positive and negative evidence, including the forecasts of future income, tax planning strategies and assessments of the current and future economic and business conditions. The Company considers both positive and negative evidence regarding the ultimate realization of deferred tax assets. Positive evidence includes the Company’s cumulative net income in the prior three year period and the probability that taxable income will be generated in future periods. Negative evidence includes the general business and economic environment. The determination that a valuation reserve was not required at March 31, 2015 was based primarily upon the existence of a three-year cumulative net income and expectations of future taxable income. It is possible that future conditions may differ substantially from those anticipated in determining the valuation allowance on deferred tax assets and adjustments may be required in future periods.

Determining the ultimate settlement of any tax position requires significant estimates and judgments in arriving at the amount of tax benefits to be recognized in the financial statements. It is possible that the tax benefits realized upon the ultimate resolution of a tax position may result in tax benefits that are significantly different from those estimated.

RESULTS OF OPERATIONS FOR FIRST QUARTER ENDED MARCH 31, 2015 COMPARED TO FIRST QUARTER ENDED MARCH 31, 2014

Net Income

Net income was $0.5 million for the first quarter of 2015, a decrease of $1.1 million, compared to net income of $1.6 million for the first quarter of 2014. Net income available to common shareholders was $0.4 million for the first quarter of 2015, a decrease of $0.7 million from the net income available to common shareholders of $1.1 million for the first quarter of 2014. Diluted earnings per common share for the first quarter of 2015 was $0.08, a decrease of $0.16 from diluted earnings per common share of $0.24 for the first quarter of 2014. The decrease in net income between the periods was due primarily to a $1.6 million increase in the provision for loan losses because there were fewer commercial loan payoffs and credit rating upgrades in the first quarter of 2015 when compared to the first quarter of 2014. Net income also decreased $0.5 million because of a decrease in net interest income due to a decrease in the average interest-earning assets between the periods. These reductions in net income were partially offset by a $0.8 million decrease in income tax expense between the periods due to the decreased income.

Net Interest Income

Net interest income was $4.6 million for the first quarter of 2015, a decrease of $0.5 million, or 10.5%, compared to $5.1 million for the first quarter of 2014. Interest income was $4.9 million for the first quarter of 2015, a decrease of $0.5 million, or 10.0%, from $5.4 million for the first quarter of 2014. Interest income decreased between the periods primarily because of a decrease in the average yields earned and also because of a $35 million decrease in the average interest-earning assets between the periods. The decrease in yields was due primarily to decreasing rates on the commercial loan portfolio due to the low interest rate environment that continued to exist in the first quarter of 2015. Average interest-earning assets decreased between the periods primarily because of a decrease in the commercial loan portfolio, which occurred because of the Company’s focus on improving credit quality, reducing loan concentrations, and managing net interest margin. The average yield earned on interest-earning assets was 3.67% for the first quarter of 2015, a decrease of 16 basis points from the 3.83% average yield for the first quarter of 2014.

Interest expense was $0.3 million for the first quarter of 2015, the same as for the first quarter of 2014. Interest expense remained the same despite the $25 million decrease in the average interest-bearing liabilities between the periods. The decrease in the average interest bearing liabilities was offset by an increase in interest expense related to the $10 million holding company note payable that was funded in the first quarter of 2015 in connection with the redemption of the remaining outstanding Preferred Stock. The decrease in the average interest-bearing liabilities is primarily the result of a decrease in the outstanding brokered and retail certificates of deposits between the periods. The decrease in certificates of deposits between the periods was the result of using the proceeds from loan principal payments to fund maturing certificates. Interest expense was also affected by the lower average interest rates paid on money market accounts and certificates of deposits. The decreased rates were the result of the low interest rate environment that continued to exist during the first quarter of 2015. The average interest rate paid on interest-bearing liabilities was 0.27% for the first quarter of 2015, an increase of 1 basis point from the 0.26% average interest rate paid in the first quarter of 2014.

Net interest margin (net interest income divided by average interest earning assets) for the first quarter of 2015 was 3.42%, a decrease of 17 basis points compared to 3.59% for the first quarter of 2014. Net interest margin decreased between the periods primarily because the yields earned on interest-earning assets decreased more than the rates paid on interest-bearing liabilities. The decrease in the yields earned on interest-earning assets was primarily the result of lower commercial loan yields as a result of the low interest rate environment that continued to exist in the first quarter of 2015.

A summary of the Company’s net interest margin for the three-month periods ended March 31, 2015 and 2014 is as follows:

	For the three-month period ended
	March 31, 2015			March 31, 2014
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
Interest-earning assets:
Securities available for sale	$146,715	515	1.42%	$108,872	304	1.13%
Loans held for sale	1,489	8	2.09	741	8	4.38
Mortgage loans, net	69,545	736	4.29	75,660	804	4.31
Commercial loans, net	238,932	2,948	5.00	248,997	3,559	5.80
Consumer loans, net	53,466	661	5.02	52,961	699	5.35
Cash equivalents	28,998	15	0.21	87,354	52	0.24
Federal Home Loan Bank stock	774	1	0.50	784	1	0.52
Total interest-earning assets	539,919	4,884	3.67	575,369	5,427	3.83

Interest-bearing liabilities and noninterest bearing deposits:
NOW accounts	76,997	3	0.02	70,001	4	0.02
Savings accounts	47,597	7	0.06	46,077	8	0.07
Money market accounts	149,955	97	0.26	152,014	98	0.26
Certificates	95,736	141	0.60	118,498	212	0.73
Brokered deposits	0	0	0.00	3,365	12	1.45
Advances and other borrowings	4,811	78	6.58	0	0	0.00
Total interest-bearing liabilities	375,096			389,955
Non-interest checking	115,678			125,539
Other non-interest bearing escrow deposits	1,044			896
Total interest-bearing liabilities and non-interest bearing deposits	$491,818	326	0.27	$516,390	334	0.26
Net interest income		$4,558			$5,093
Net interest rate spread			3.40%			3.56%
Net interest margin			3.42%			3.59%

Provision for Loan Losses

The provision for loan losses was $0 for the first quarter of 2015, an increase of $1.6 million compared to the $1.6 million credit provision for loan losses for the first quarter of 2014. The provision increased in the first quarter of 2015 primarily because there were fewer commercial loan payoffs and credit rating upgrades in the first quarter of 2015 when compared to the first quarter of 2014. A reconciliation of the Company’s allowance for loan losses for the first quarters of 2015 and 2014 is summarized as follows:

	First Quarter
(Dollars in thousands)	2015	2014
Balance at January 1,	$8,332	$11,401
Provision	0	(1,610)
Charge-offs:
Consumer	(18)	(31)
Commercial business	0	(1)
Commercial real estate	0	(935)
Recoveries	104	266
Balance at March 31,	$8,418	$9,090

General allowance	$7,489	$6,618
Specific allowance	929	2,472
	$8,418	$9,090

 Non-Interest Income

Non-interest income was $1.6 million for the first quarter of 2015, a decrease of $0.1 million, or 5.45%, from $1.7 million for the first quarter of 2014. Gain on sales of loans decreased $61,000 between the periods due to a $223,000 decrease in the sale of commercial government guaranteed loans that was partially offset by an increase of $162,000 in the gains recognized on the sale of single family loans. The increase in the gains recognized on single family loans was due to an increase in loan sales between the periods. Fees and service charges decreased $41,000 between the periods primarily because of a decrease in overdraft fees.

Non-Interest Expense

Non-interest expense was $5.4 million for the first quarter of 2015, a decrease of $0.3 million, or 4.63%, from $5.7 million for the first quarter of 2014. The gain on real estate owned increased $180,000 between the periods primarily because of increased real estate sales. Deposit insurance expense decreased $87,000 between the periods because of a decrease in assets and insurance rates between the periods. Compensation and benefits expense decreased $30,000 between the periods primarily because of a decrease in wages and defined benefit costs as a result of having fewer employees. Data processing costs decreased $15,000 due to a decrease in hardware and software depreciation expense between the periods. These decreases in non-interest expense were partially offset by a $51,000 increase in other non-interest expense between the periods primarily because of increased mortgage servicing rights amortization and advertising expenses.

Income Taxes

Income tax expense was $0.3 million for the first quarter of 2015, a decrease of $0.8 million from $1.1 million for the first quarter of 2014. The decrease in income tax expense between the periods is primarily related to the decrease in income in the first quarter of 2015 when compared to the first quarter of 2014.

Net Income Available to Common Shareholders

The net income available to common shareholders was $0.4 million for the first quarter of 2015, a decrease of $0.7 million from the $1.1 million income available to common shareholders in the first quarter of 2014. The net income available to common shareholders decreased primarily because of the decrease in the net income between the periods that was partially offset by a reduction in the dividends paid on the outstanding Preferred Stock. On February 17, 2015 the Company redeemed the remaining 10,000 shares of its outstanding Preferred Stock after redeeming 10,000 shares in the second quarter of 2014 and 6,000 shares in the fourth quarter of 2014. These redemptions reduced the amount of dividends paid on the Preferred Stock and increased interest expense in the first quarter of 2015 when compared to the first quarter of 2014 as the redemption was funded by a $10 million holding company note payable to an unrelated third party.

FINANCIAL CONDITION

Non-Performing Assets

The following table summarizes the amounts and categories of non-performing assets in the Bank’s portfolio and loan delinquency information as of the end of the two most recently completed quarters.

	March 31,	December 31,
(Dollars in thousands)	2015	2014
Non-Performing Loans:
One-to-four family real estate	$1,658	$1,564
Commercial real estate	7,692	8,750
Consumer	542	486
Commercial business	97	120
Total	9,989	10,920

Foreclosed and Repossessed Assets:
One-to-four family real estate	$50	$50
Commercial real estate	2,916	3,053
Total non-performing assets	$12,955	$14,023
Total as a percentage of total assets	2.29%	2.43%
Total non-performing loans	$9,989	$10,920
Total as a percentage of total loans receivable, net	2.77%	2.99%
Allowance for loan loss to non-performing loans	84.28%	76.30%

Delinquency Data:
Delinquencies (1)
30+ days	$2,162	$1,682
90+ days	0	0
Delinquencies as a percentage of Loan and lease portfolio (1)
30+ days	0.58%	0.45%
90+ days	0.00%	0.00%

(1) Excludes non-accrual loans.

Total non-performing assets were $13.0 million at March 31, 2015, a decrease of $1.0 million, or 7.6%, from $14.0 million at December 31, 2014. Non-performing loans decreased $0.9 million and foreclosed and repossessed assets decreased $0.1 million during the first quarter of 2015.

The non-performing loan and foreclosed and repossessed asset activity for the first quarter of 2015 was as follows:

(Dollars in thousands)

Non-performing loans		Foreclosed and repossessed assets
January 1, 2015	$10,920	January 1, 2015	$3,103
Classified as non-performing	648	Other payments received on real estate	(6)
Charge offs	(18)	Real estate sold	(243)
Principal payments received	(1,561)	Gain on real estate owned	112
Classified as accruing	0	Write downs	0
March 31, 2015	$9,989	March 31, 2015	$2,966

The decrease in non-performing loans relates primarily to principal payments received during the first quarter of 2015. Of the $1.6 million in principal payments received, $1.3 million related to residential construction loans where the construction had been completed and the borrower paid off the loan from the home sale proceeds.

Dividends

The declaration of dividends is subject to, among other things, the Company's financial condition and results of operations, the Bank's compliance with its regulatory capital requirements, tax considerations, industry standards, economic conditions, regulatory restrictions, general business practices and other factors. The Company suspended dividend payments to common stockholders in the fourth quarter of 2008 due to the net operating losses that were experienced and the challenging economic environment.

On February 17, 2015 the Company paid $225,000 in dividends to preferred stockholders prior to redeeming the remaining 10,000 shares of its outstanding Preferred Stock. See Note 13 to the Consolidated Financial Statements for further details.

LIQUIDITY AND CAPITAL RESOURCES

For the quarter ended March 31, 2015, the net cash provided by operating activities was $0.5 million. The Company collected $18.4 million in principal repayments and maturities on securities during the quarter. It received $0.2 million in proceeds from the sale of real estate, $13.0 million in proceeds from borrowings, $4.4 million related to a decrease in net loans receivable, and $0.4 million related to increases in customer escrows. The Company had a net decrease in deposit balances of $13.4 million during the quarter. It also purchased $34.1 million in securities, paid out $0.1 million for premises and equipment, repaid borrowings of $3.0 million, redeemed $10.0 million of outstanding preferred stock, and paid preferred stock dividends of $0.2 million.

The Company has certificates of deposits with outstanding balances of $59.4 million that come due over the next 12 months. Based upon past experience, management anticipates that the majority of the deposits will renew for another term. The Company believes that cash outflow from deposits that do not renew will be replaced with a combination of other customer’s deposits or FHLB advances. Federal Reserve Bank (FRB) borrowings or proceeds from the sale of securities could also be used to fund unanticipated outflows of deposits.

The Company had three deposit customers with aggregate deposits greater than $5.0 million as of March 31, 2015. The $32.6 million in funds held by these customers may be withdrawn at any time, but management anticipates that the majority of these deposits will not be withdrawn from the Bank over the next twelve months. If these deposits are withdrawn, it is anticipated that they would be replaced with deposits from other customers or FHLB advances. FRB borrowings or proceeds from the sale of securities could also be used to replace unanticipated outflows of large checking and money market deposits.

The credit policy of the FHLB relating to the collateral value of the loans collateralizing the outstanding advances with the FHLB may change such that the current collateral pledged to secure future advances is no longer acceptable or the formulas for determining the excess pledged collateral may change. The FHLB could also reduce the amount of funds it will lend to the Bank. It is not anticipated that the Bank will need to find alternative funding sources in 2015 to replace the available borrowings from the FHLB. However, if needed, excess collateral currently pledged to the FHLB could be pledged to the FRB and the Bank could borrow additional funds from the FRB based on the increased collateral levels or obtain additional deposits.

The Company’s primary source of cash is dividends from the Bank. At March 31, 2015, the Company had $1.0 million in cash and other assets that could readily be turned into cash. The primary use of cash by the Company is the payment of operating expenses and interest on the note payable to an unrelated third party.

On February 17, 2015 the Company redeemed the remaining 10,000 shares of its outstanding Preferred Stock after redeeming 10,000 shares in the second quarter of 2014 and 6,000 shares in the fourth quarter of 2014. These redemptions reduced the amount of dividends paid on the Preferred Stock and increased interest expense in the first quarter of 2015 when compared to the first quarter of 2014 as the redemption was funded by a $10 million holding company note payable to an unrelated third party.

The Company also serves as a source of capital, liquidity and financial support to the Bank. Depending upon the operating performance of the Bank and the Company’s other liquidity and capital needs, including potentially Company-level expenses, the Company may find it prudent subject to prevailing capital market conditions and other factors to raise additional capital through issuance of its common stock or other equity securities. In addition, regulators have placed increasing emphasis on the amount of common equity as a component of core bank capital, and revised capital regulations (described below) incorporating specific levels of common equity capital both at the Bank and the Company. Additional capital would also potentially permit the Company to implement a strategy of growing Bank assets. Depending on the circumstances, if it were to raise capital, the Company may deploy it to the Bank for general banking purposes, or may retain some or all of it for use by the Company.

If the Company raises capital through the issuance of additional shares of common stock or other equity securities, it would dilute the ownership interests of existing stockholders and, if issued at less than the Company’s book value would dilute the per share book value of the Company’s common stock, dilute the Company’s earnings per share, and could result in a change of control of the Company and the Bank. New investors may also have rights, preferences and privileges senior to the Company’s current stockholders, which may adversely impact the Company’s current stockholders. The Company’s ability to raise additional capital through the issuance of equity securities, if deemed prudent, will depend on, among other factors, conditions in the capital markets at that time, which are outside of its control, and on the Company’s financial performance and plans. Accordingly, the Company may not be able to raise additional capital, if deemed prudent, on favorable economic terms, or other terms acceptable to it. If the Company or the Bank cannot satisfactorily address their respective capital needs as they arise, the Company’s ability to maintain or expand its operations or operate without additional regulatory or other restrictions, and its operating results, could be materially adversely affected.

The capital requirements of the Company and the Bank were affected by regulatory capital changes that became effective January 1, 2015. The changes established an integrated regulatory capital framework for implementing the Basel Committee on Banking Supervision’s Basel III regulatory capital reforms and implement the changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.  The new capital requirements among other things, apply a strengthened set of capital requirements to both the Bank and the Company and revised the rules for calculating risk-weighted assets for purposes of such requirements. See Note 12 to the Consolidated Financial Statements for additional information on the new regulatory capital rules.

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

The following table discloses the projected changes in the market value to the Company’s interest-earning assets and interest-bearing liabilities based upon incremental 100 basis-point changes in interest rates from interest rates in effect on March 31, 2015.

	Market Value
(Dollars in thousands) Basis point change in interest rates	-100	0	+100	+200
Total market risk sensitive assets	$558,095	551,108	539,993	528,148
Total market risk sensitive liabilities	490,761	460,656	441,554	423,984
Off-balance sheet financial instruments	(358)	0	(32)	(27)
Net market risk	$67,692	90,452	98,471	104,191
Percentage change from current market value	(25.16)%	0.00%	8.87%	15.19%

The preceding table was prepared utilizing a model using the following assumptions (the Model Assumptions) regarding prepayment and decay ratios, which were determined by management based upon their review of historical prepayment speeds and future prepayment projections. Fixed rate loans were assumed to prepay at annual rates of between 4% to 61%, depending on the note rate and the period to maturity. Adjustable rate mortgages (ARMs) were assumed to prepay at annual rates of between 18% and 138%, depending on the note rate and the period to maturity. Mortgage-backed securities were projected to have prepayments based upon the underlying collateral securing the instrument. Certificate accounts were assumed not to be withdrawn until maturity. Passbook accounts were assumed to decay at an annual rate of 6% and money market accounts were assumed to decay at an annual rate of 8%. Retail checking accounts were assumed to decay at an annual rate of 3%. Commercial checking accounts and money market accounts were assumed to decay at annual rates of 7% and 12%, respectively. Commercial non-interest checking accounts were assumed to decay at an annual rate of 7%. Callable investments were projected to be called at the first call date where the projected interest rate on similar remaining term instruments exceeded the interest rate on the callable advance or investment.

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

Asset/Liability Management

The Company’s management reviews the impact that changing interest rates will have on its net interest income projected for the next twelve months to determine if its current level of interest rate risk is acceptable. The following table projects the estimated impact on net interest income during the twelve month period ending March 31, 2016 of immediate interest rate changes called rate shocks.

(Dollars in thousands)
Rate Shock in Basis Points	Projected Change in Net Interest Income	Percentage Change
+200	$2,053	10.68%
+100	1,151	5.99
0	0	0.00
-100	(2,732)	(14.21)

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4: Controls and Procedures

Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

From time to time, the Company is party to legal proceedings arising out of its lending and deposit operations. The Company is, and expects to become, engaged in a number of foreclosure proceedings and other collection actions as part of its collection activities. Based on our current understanding of these pending legal proceedings, management does not believe that judgements or settlements, if any and if determined adversely to the Company, arising from pending legal matters individually or in the aggregate, would have a material adverse effect on the consolidated financial position, operating results or cash flows of the Company. Litigation is often unpredictable and the actual results of litigation cannot be determined with any certainty.

ITEM 1A.	Risk Factors.

Other than as noted below, there have been no material changes to the Company’s risk factors contained in its Annual Report on Form 10-K for the year ended December 31, 2014. For a further discussion of our Risk Factors, see Part I, Item 1.A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

We may issue additional stock, or reissue shares of treasury stock, without shareholder consent.

We have authorized 16,000,000 shares of common stock. As of April 21, 2015, 4,480,258 shares were issued and outstanding, 4,648,404 shares were held as treasury stock, and 6,871,338 shares were unissued. We also had 833,333 shares of common stock reserved for issuance pursuant to outstanding warrants, 30,000 shares reserved for issuance pursuant to outstanding options and 58,385 shares reserved for issuance pursuant to our equity incentive plans. The board of directors has authority, without action or vote of the stockholders, to issue all or part of the authorized but unissued shares and to reissue all of the treasury shares. Additional shares may be issued, or treasury shares reissued, in connection with future financing, acquisitions, employee stock plans, or otherwise. Any such issuance, or reissuance, will dilute the percentage ownership of existing stockholders. We are also currently authorized to issue up to 500,000 shares of preferred stock, of which 26,000 are designated as shares of Preferred Stock, but none of which were issued and outstanding as of March 31, 2015. Under our certificate of incorporation, our board of directors can issue additional preferred stock in one or more series and fix the terms of such stock without shareholder approval. Preferred stock may include the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions. The issuance of preferred stock could adversely affect the rights of the holders of common stock and reduce the value of the common stock. In addition, specific rights granted to holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party.

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

HMN FINANCIAL, INC.

Registrant

Date: May 7, 2015	/s/ Bradley Krehbiel
Bradley Krehbiel, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2015	/s/ Jon Eberle
Jon Eberle, Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

HMN FINANCIAL, INC.

INDEX TO EXHIBITS

FOR FORM 10-Q

			Sequential
			Page Numbering
		Reference	Where Attached
Regulation		to Prior	Exhibits Are
S-K		Filing or	Located in This
Exhibit		Exhibit	Form 10-Q
Number	Document Attached Hereto	Number	Report

10.1	Non-Employee Director Stock Purchase Plan	10.1	Filed Electronically

10.2	Description of annual awards to non-employee directors under the 2009 Equity Incentive Plan and form of Restricted Stock Agreement	10.2	Filed Electronically

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	31.1	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	31.2	Filed Electronically

32	Section 1350 Certifications of CEO and CFO	32	Filed Electronically

101

Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 2015, filed with the SEC on May 7, 2015, formatted in Extensible Business Reporting Language (XBRL); (i) the Consolidated Balance Sheet at March 31, 2015 and December 31, 2014, (ii) the Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2015 and 2014, (iii) the Consolidated Statement of Stockholders’ Equity for the Three Month Period Ended March 31, 2015, (iv) the Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2015 and 2014, and (v) Notes to Consolidated Financial Statements.

		101	Filed Electronically