Form 10-Q
period 2015-06-30
HMN FINANCIAL INC
filed 2015-08-05
CIK 921183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐          No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at July 20, 2015
Common stock, $0.01 par value	4,482,893

HMN FINANCIAL, INC.

CONTENTS

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Item 1:	Legal Proceedings	37

Item 1A:	Risk Factors	37

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3:	Defaults Upon Senior Securities	37

Item 4:	Mine Safety Disclosures	37

Item 5:	Other Information	37

Item 6:	Exhibits	37

Signatures		38

Part I – FINANCIAL INFORMATION

Item 1: Financial Statements

HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30,	December 31,
(Dollars in thousands)	2015	2014
	(unaudited)
Assets
Cash and cash equivalents	$39,557	46,634
Securities available for sale:
Mortgage-backed and related securities (amortized cost $2,021 and $2,755)	2,115	2,909
Other marketable securities (amortized cost $123,773 and $135,772)	123,326	134,925
	125,441	137,834

Loans held for sale	5,968	2,076
Loans receivable, net	368,110	365,113
Accrued interest receivable	1,779	1,713
Real estate, net	2,730	3,103
Federal Home Loan Bank stock, at cost	691	777
Mortgage servicing rights, net	1,451	1,507
Premises and equipment, net	7,007	6,982
Prepaid expenses and other assets	872	1,157
Deferred tax asset, net	10,395	10,530
Total assets	$564,001	577,426

Liabilities and Stockholders’ Equity
Deposits	$481,476	496,750
Other borrowings	10,000	0
Accrued interest payable	243	93
Customer escrows	771	788
Accrued expenses and other liabilities	4,017	3,782
Total liabilities	496,507	501,413
Commitments and contingencies
Stockholders’ equity:
Serial preferred stock ($.01 par value): authorized 500,000 shares; issued shares 0 and 10,000	0	10,000
Common stock ($.01 par value): authorized 16,000,000; issued shares 9,128,662	91	91
Additional paid-in capital	50,242	50,207
Retained earnings, subject to certain restrictions	78,626	77,805
Accumulated other comprehensive loss, net of tax	(212)	(418)
Unearned employee stock ownership plan shares	(2,514)	(2,610)
Treasury stock, at cost 4,645,769 and 4,658,323 shares	(58,739)	(59,062)
Total stockholders’ equity	67,494	76,013
Total liabilities and stockholders’ equity	$564,001	577,426

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2015	2014	2015	2014
Interest income:
Loans receivable	$4,537	4,659	8,891	9,729
Securities available for sale:
Mortgage-backed and related	24	43	52	93
Other marketable	501	257	987	511
Cash equivalents	7	60	22	112
Other	1	1	2	2
Total interest income	5,070	5,020	9,954	10,447

Interest expense:
Deposits	226	306	474	640
Federal Home Loan Bank advances	1	0	1	0
Other borrowings	164	0	242	0
Total interest expense	391	306	717	640
Net interest income	4,679	4,714	9,237	9,807
Provision for loan losses	(183)	(2,178)	(183)	(3,788)
Net interest income after provision for loan losses	4,862	6,892	9,420	13,595

Non-interest income:
Fees and service charges	844	901	1,626	1,724
Mortgage servicing fees	257	263	516	524
Gain on sales of loans	530	330	815	676
Other	236	228	504	486
Total non-interest income	1,867	1,722	3,461	3,410

Non-interest expense:
Compensation and benefits	3,540	3,273	6,986	6,751
Losses (gains) on real estate owned	65	(1,120)	(47)	(1,052)
Occupancy	926	876	1,805	1,758
Deposit	74	97	144	254
Data processing	268	249	499	495
Other	927	1,089	1,844	1,955
Total non-interest expense	5,800	4,464	11,231	10,161
Income before income tax expense	929	4,150	1,650	6,844
Income tax expense	344	1,620	604	2,682
Net income	585	2,530	1,046	4,162
Preferred stock dividends	0	(524)	(108)	(1,057)
Net income available to common shareholders	585	2,006	938	3,105
Other comprehensive (loss) income, net of tax	(189)	192	206	372
Comprehensive income available to common shareholders	$396	2,198	1,144	3,477
Basic earnings per common share	$0.14	0.50	0.23	0.77
Diluted earnings per common share	$0.13	0.44	0.20	0.68

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders' Equity

For the Six-Month Period Ended June 30, 2015

(unaudited)

						Unearned
						Employee
					Accumulated	Stock		Total
			Additional		Other	Ownership		Stock-
	Preferred	Common	Paid-In	Retained	Comprehensive	Plan	Treasury	Holders’
(Dollars in thousands)	Stock	Stock	Capital	Earnings	Income/(Loss)	Shares	Stock	Equity
Balance, December 31, 2014	$10,000	91	50,207	77,805	(418)	(2,610)	(59,062)	76,013
Net income				1,046				1,046
Other comprehensive income					206			206
Redemption of preferred stock	(10,000)							(10,000)
Restricted stock awards			(332)				332	0
Forfeiture of restricted stock awards			9				(9)	0
Amortization of restricted stock awards			327					327
Preferred stock dividends				(225)				(225)
Earned employee stock ownership plan shares			31			96		127
Balance, June 30, 2015	0	91	50,242	78,626	(212)	(2,514)	(58,739)	67,494

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2015	2014
Cash flows from operating activities:
Net income	$1,046	4,162
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	(183)	(3,788)
Depreciation	333	271
Amortization of (discounts) premiums, net	(2)	8
Amortization of deferred loan fees	(207)	(119)
Amortization of mortgage servicing rights	275	249
Capitalized mortgage servicing rights	(219)	(112)
Gain on sales of real estate owned	(47)	(1,052)
Gain on sales of loans	(815)	(676)
Proceeds from sale of loans held for sale	30,873	23,098
Disbursements on loans held for sale	(31,660)	(17,436)
Amortization of restricted stock awards	327	112
Amortization of unearned ESOP shares	96	97
Earned employee stock ownership shares priced above original cost	31	22
(Increase) decrease in accrued interest receivable	(66)	211
Increase (decrease) in accrued interest payable	150	(43)
Decrease in other assets	290	132
Increase in other liabilities	273	2,534
Other, net	15	305
Net cash provided by operating activities	510	7,975
Cash flows from investing activities:
Principal collected on securities available for sale	736	1,253
Proceeds collected on maturities of securities available for sale	76,070	30,000
Purchases of securities available for sale	(64,070)	(50,000)
Purchase of Federal Home Loan Bank Stock	(119)	0
Redemption of Federal Home Loan Bank Stock	205	7
Proceeds from sales of real estate and premises	385	4,305
Net (increase) decrease in loans receivable	(4,920)	13,448
Purchases of premises and equipment	(358)	(414)
Net cash provided (used) by investing activities	7,929	(1,401)
Cash flows from financing activities:
Decrease in deposits	(15,274)	(31,080)
Redemption of preferred stock	(10,000)	(10,000)
Dividends to preferred stockholders	(225)	(5,244)
Proceeds from borrowings	41,000	0
Repayment of borrowings	(31,000)	0
(Decrease) increase in customer escrows	(17)	266
Net cash used by financing activities	(15,516)	(46,058)
Decrease in cash and cash equivalents	(7,077)	(39,484)
Cash and cash equivalents, beginning of period	46,634	120,686
Cash and cash equivalents, end of period	$39,557	81,202
Supplemental cash flow disclosures:
Cash paid for interest	$567	683
Cash paid for income taxes	135	0
Supplemental noncash flow disclosures:
Transfer of loans to real estate	0	112
Loans transferred to loans held for sale	2,313	7,296

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

(2) Basis of Preparation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of comprehensive income, consolidated statement of stockholders' equity and consolidated statements of cash flows in conformity with U.S. generally accepted accounting principles. However, all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The results of operations for the six-month period ended June 30, 2015 are not necessarily indicative of the results which may be expected for the entire year.

(3) Derivative Instruments and Hedging Activities

The Company had commitments outstanding to extend credit to future borrowers that had not closed prior to the end of the quarter. The Company intends to sell these commitments, which are referred to as its mortgage pipeline. As commitments to originate loans enter the mortgage pipeline, the Company generally enters into commitments to sell the mortgage pipeline into the secondary market on a firm commitment or best efforts basis. The commitments to originate or sell loans on a firm commitment basis are derivatives and are recorded at market value. As a result of marking these derivatives to market and the related firm commitments to sell for the period ended June 30, 2015, the Company recorded an increase in other assets of $5,000, a decrease in other liabilities of $7,000 and a gain included in the gain on sales of loans of $12,000. As a result of marking these derivatives to market for the period ended June 30, 2014, the Company recorded an increase in other assets of $26,000, an increase in other liabilities of $13,000 and a gain included in the gain on sales of loans of $13,000.

The current commitments to sell loans held for sale are derivatives that do not qualify for hedge accounting. As a result, these derivatives are marked to market and the related loans held for sale are recorded at the lower-of-cost-or-market. The Company recorded a decrease in other liabilities of $8,000 and a gain included in the gain on sales of loans of $8,000 for the period ended June 30, 2015. The Company recorded an increase in other liabilities of $64,000 and a loss included in the gain on sales of loans of $64,000 for the period ended June 30, 2014.

(4) Fair Value Measurements

Accounting Standards Codification (ASC) 820, Fair Value Measurements, establishes a framework for measuring the fair value of assets and liabilities using a hierarchy system consisting of three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

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

The following table summarizes the assets and liabilities of the Company for which fair values are determined on a recurring basis as of June 30, 2015 and December 31, 2014.

	Carrying value at June 30, 2015
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale	$125,441	0	125,441	0
Mortgage loan commitments	22	0	22	0
Total	$125,463	0	125,463	0

	Carrying value at December 31, 2014
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale	$137,834	0	137,834	0
Mortgage loan commitments	16	0	16	0
Total	$137,850	0	137,850	0

There were no transfers between Levels 1, 2, or 3 during the three or six month periods ended June 30, 2015.

The Company may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from the application of the lower-of-cost-or-market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis in the second quarter of 2015 that were still held at June 30, 2015, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at June 30, 2015 and December 31, 2014.

	Carrying value at June 30, 2015
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Three months ended June 30, 2015 Total (Losses)	Six months ended June 30, 2015 Total (Losses)
Loans held for sale	$5,968	0	5,968	0	(11)	(8)
Mortgage servicing rights	1,451	0	1,451	0	0	0
Loans (1)	11,225	0	11,225	0	(199)	(242)
Real estate, net (2)	2,730	0	2,730	0	(121)	(121)
Total	$21,374	0	21,374	0	(331)	(371)

	Carrying value at December 31, 2014
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Year ended December 31, 2014 Total Gains (Losses)
Loans held for sale	$2,076	0	2,076	0	(1)
Mortgage servicing rights, net	1,507	0	1,507	0	0
Loans(1)	11,882	0	11,882	0	532
Real estate, net(2)	3,103	0	3,103	0	(134)
Total	$18,568	0	18,568	0	397

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

(5) Fair Value of Financial Instruments

Generally accepted accounting principles require interim reporting period disclosure about the fair value of financial instruments, including assets, liabilities and off-balance sheet items for which it is practicable to estimate fair value. The fair value hierarchy level for each asset and liability, as defined in note 4, have been included in the following table for June 30, 2015. The fair value estimates are made based upon relevant market information, if available, and upon the characteristics of the financial instruments themselves. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based upon judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. The estimated fair value of the Company’s financial instruments as of June 30, 2015 and December 31, 2014 are shown below.

	June 30, 2015						December 31, 2014
			Fair value hierarchy						Fair value hierarchy
(Dollars in thousands)	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3	Contract amount	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3	Contract amount
Financial assets:
Cash and cash equivalents	$39,557	39,557	39,557				46,634	46,634	46,634
Securities available for sale	125,441	125,441		125,441			137,834	137,834		137,834
Loans held for sale	5,968	5,968		5,968			2,076	2,076		2,076
Loans receivable, net	368,110	366,294		366,294			365,113	364,509		364,509
Federal Home Loan Bank stock	691	691		691			777	777		777
Accrued interest receivable	1,779	1,779		1,779			1,713	1,713		1,713
Financial liabilities:
Deposits	481,476	481,135		481,135			496,750	496,494		496,494
Other borrowings	10,000	10,025		10,025			0	0
Accrued interest payable	243	243		243			93	93		93
Off-balance sheet financial instruments:
Commitments to extend credit	22	22				230,710	16	16				141,578
Commitments to sell loans	(15)	(15)				9,275	(30)	(30)				3,279

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

Other Borrowings

The fair values of other borrowings with fixed maturities are estimated based on discounted cash flow analysis using as discount rates the interest rates charged by the Federal Home Loan Bank for borrowings of similar remaining maturities.

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

(6) Other Comprehensive Income (Loss)

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

	For the three months ended June 30,
(Dollars in thousands)	2015			2014
Securities available for sale:	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Net unrealized (losses) gains arising during the period	$(315)	(126)	(189)	312	120	192
Other comprehensive (loss) income	$(315)	(126)	(189)	312	120	192

	For the six months ended June 30,
(Dollars in thousands)	2015			2014
Securities available for sale:	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Net unrealized gains arising during the period	$340	134	206	550	178	372
Other comprehensive income	$340	134	206	550	178	372

(7) Securities Available For Sale

The following table shows the gross unrealized losses and fair value for the securities available for sale portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2015 and December 31, 2014.

	June 30, 2015
	Less than twelve months			Twelve months or more			Total
(Dollars in thousands)	# of Investments	Fair Value	Unrealized Losses	# of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Other marketable securities:
U.S. Government agency obligations	13	$64,754	(261)	0	$0	0	$64,754	(261)
Corporate preferred stock	0	0	0	1	350	(350)	350	(350)
Total temporarily impaired securities	13	$64,754	(261)	1	$350	(350)	$65,104	(611)

	December 31, 2014
	Less than twelve months			Twelve months or more			Total
(Dollars in thousands)	# of Investments	Fair Value	Unrealized Losses	# of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Other marketable securities:
U.S. Government agency obligations	22	$104,453	(551)	1	$4,970	(50)	$109,423	(601)
Corporate preferred stock	0	0	0	1	420	(280)	420	(280)
Total temporarily impaired securities	22	$104,453	(551)	2	$5,390	(330)	$109,843	(881)

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

The unrealized losses reported for corporate preferred stock over twelve months at June 30, 2015 related to a single trust preferred security that was issued by the holding company of a small community bank. Typical of most trust preferred issuances, the issuer has the ability to defer interest payments for up to five years with interest payable on the deferred balance. In September 2014, the issuer paid all previously deferred interest that was due and all payments were current as of September 30, 2014. In January 2015, the issuer began to defer its scheduled interest payments as allowed by the terms of the security agreement. The issuer’s subsidiary bank has incurred operating losses due to increased provisions for loan losses but still met the regulatory requirements to be considered “well capitalized” based on its most recent regulatory filing. Based on a review of the issuer, it was determined that the trust preferred security was not other-than-temporarily impaired at June 30, 2015. The Company does not intend to sell the trust preferred security and has the intent and ability to hold it for a period of time sufficient to recover the temporary loss. Management believes that the Company will receive all principal and interest payments contractually due on the security and that the decrease in the market value is primarily due to a lack of liquidity in the market for trust preferred securities and the deferral of interest by the issuer. Management will continue to monitor the credit risk of the issuer and may be required to recognize other-than-temporary impairment charges on this security in future periods.

A summary of securities available for sale at June 30, 2015 and December 31, 2014 is as follows:

(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
June 30, 2015:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation (FHLMC)	$1,020	56	0	1,076
Federal National Mortgage Association (FNMA)	1,001	38	0	1,039
	2,021	94	0	2,115
Other marketable securities:
U.S. Government agency obligations	123,015	164	(261)	122,918
Corporate preferred stock	700	0	(350)	350
Corporate equity	58	0	0	58
	123,773	164	(611)	123,326
	$125,794	258	(611)	125,441

(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
December 31, 2014:
Mortgage-backed securities:
FHLMC	$1,418	90	0	1,508
FNMA	1,337	64	0	1,401
	2,755	154	0	2,909
Other marketable securities:
U.S. Government agency obligations	135,014	31	(601)	134,444
Corporate preferred stock	700	0	(280)	420
Corporate equity	58	3	0	61
	135,772	34	(881)	134,925
	$138,527	188	(881)	137,834

The following table indicates amortized cost and estimated fair value of securities available for sale at June 30, 2015 based upon contractual maturity adjusted for scheduled repayments of principal and projected prepayments of principal based upon current economic conditions and interest rates.

(Dollars in thousands)	Amortized Cost	Fair Value
Due less than one year	$83,904	83,880
Due after one year through five years	41,132	41,153
Due after five years through ten years	0	0
Due after ten years	700	350
No stated maturity	58	58
Total	$125,794	125,441

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

(8) Loans Receivable, Net

A summary of loans receivable at June 30, 2015 and December 31, 2014 is as follows:

(Dollars in thousands)	June 30, 2015	December 31, 2014
1-4 family	$71,513	69,841
Commercial real estate:
Residential developments	25,055	19,960
Other	176,808	171,708
	201,863	191,668
Consumer	53,446	54,925
Commercial business:
Construction industry	5,900	7,121
Other	43,930	50,001
	49,830	57,122
Total loans	376,652	373,556
Less:
Unamortized discounts	12	14
Net deferred loan costs	128	97
Allowance for loan losses	8,402	8,332
Total loans receivable, net	$368,110	365,113

(9) Allowance for Loan Losses and Credit Quality Information

The following tables summarize the allowance for loan losses for the periods ending June 30, 2015 and 2014:

(Dollars in thousands)	1-4 Family	Commercial Real Estate	Consumer	Commercial Business	Total
For the three months ended June 30, 2015:
Balance, March 31, 2015	$1,091	5,122	1,022	1,183	8,418

Provision for losses	(81)	132	143	(377)	(183)
Charge-offs	0	(5)	(9)	0	(14)
Recoveries	1	29	6	145	181
Balance, June 30, 2015	$1,011	5,278	1,162	951	8,402

For the six months ended June 30, 2015:
Balance, December 31, 2014	1,096	5,024	1,009	1,203	8,332

Provision for losses	(87)	197	166	(459)	(183)
Charge-offs	0	(5)	(27)	0	(32)
Recoveries	2	62	14	207	285
Balance, June 30, 2015	$1,011	5,278	1,162	951	8,402

Allocated to:
Specific reserves	$270	370	307	127	1,074
General reserves	826	4,654	702	1,076	7,258
Balance, December 31, 2014	$1,096	5,024	1,009	1,203	8,332

Allocated to:
Specific reserves	$254	304	433	84	1,075
General reserves	757	4,974	729	867	7,327
Balance, June 30, 2015	$1,011	5,278	1,162	951	8,402

Loans receivable at December 31, 2014:
Individually reviewed for impairment	$1,867	9,728	806	555	12,956
Collectively reviewed for impairment	67,974	181,940	54,119	56,567	360,600
Ending balance	$69,841	191,668	54,925	57,122	373,556
Loans receivable at June 30, 2015:
Individually reviewed for impairment	$2,050	8,971	867	412	12,300
Collectively reviewed for impairment	69,463	192,892	52,579	49,418	364,352
Ending balance	$71,513	201,863	53,446	49,830	376,652

(Dollars in thousands)	1-4 Family	Commercial Real Estate	Consumer	Commercial Business	Total
For the three months ended June 30, 2014:
Balance, March 31, 2014	$1,712	4,543	1,186	1,649	9,090

Provision for losses	465	(2,409)	(1)	(233)	(2,178)
Charge-offs	(92)	0	(29)	0	(121)
Recoveries	0	1,689	8	208	1,905
Balance, June 30, 2014	$2,085	3,823	1,164	1,624	8,696

For the six months ended June 30, 2014:
Balance, December 31, 2013	1,628	6,458	1,106	2,209	11,401

Provision for losses	549	(3,602)	99	(834)	(3,788)
Charge-offs	(92)	(936)	(60)	(1)	(1,089)
Recoveries	0	1,903	19	250	2,172
Balance, June 30, 2014	$2,085	3,823	1,164	1,624	8,696

The following table summarizes the amount of classified and unclassified loans at June 30, 2015 and December 31, 2014:

	June 30, 2015
	Classified					Unclassified
(Dollars in thousands)	Special Mention	Substandard	Doubtful	Loss	Total	Total	Total Loans
1-4 family	$193	2,749	58	0	3,000	68,513	71,513
Commercial real estate:
Residential developments	58	8,213	0	0	8,271	16,784	25,055
Other	1,397	11,888	0	0	13,285	163,523	176,808
Consumer	0	427	54	386	867	52,579	53,446
Commercial business:
Construction industry	0	7	0	0	7	5,893	5,900
Other	412	1,257	0	0	1,669	42,261	43,930
	$2,060	24,541	112	386	27,099	349,553	376,652

	December 31, 2014
	Classified					Unclassified
(Dollars in thousands)	Special Mention	Substandard	Doubtful	Loss	Total	Total	Total Loans
1-4 family	$0	2,493	207	0	2,700	67,141	69,841
Commercial real estate:
Residential developments	323	9,960	0	0	10,283	9,677	19,960
Other	7,376	8,792	0	0	16,168	155,540	171,708
Consumer	0	489	55	261	805	54,120	54,925
Commercial business:
Construction industry	0	439	0	0	439	6,682	7,121
Other	4,255	1,156	0	0	5,411	44,590	50,001
	$11,954	23,329	262	261	35,806	337,750	373,556

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

The aging of past due loans at June 30, 2015 and December 31, 2014 is summarized as follows:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
June 30, 2015
1-4 family	$701	374	934	2,009	69,504	71,513	0
Commercial real estate:
Residential developments	0	0	0	0	25,055	25,055	0
Other	0	0	0	0	176,808	176,808	0
Consumer	411	152	84	647	52,799	53,446	0
Commercial business:
Construction industry	0	0	0	0	5,900	5,900	0
Other	0	0	0	0	43,930	43,930	0
	$1,112	526	1,018	2,656	373,996	376,652	0
December 31, 2014
1-4 family	$413	673	841	1,927	67,914	69,841	0
Commercial real estate:
Residential developments	0	0	0	0	19,960	19,960	0
Other	0	0	0	0	171,708	171,708	0
Consumer	550	176	131	857	54,068	54,925	0
Commercial business:
Construction industry	0	0	0	0	7,121	7,121	0
Other	136	0	0	136	49,865	50,001	0
	$1,099	849	972	2,920	370,636	373,556	0

Impaired loans include loans that are non-performing (non-accruing) and loans that have been modified in a troubled debt restructuring (TDR). The following table summarizes impaired loans and related allowances as of June 30, 2015 and December 31, 2014:

	June 30, 2015			December 31, 2014
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans with no related allowance recorded:
1-4 family	$982	982	-	755	755	-
Commercial real estate:
Residential developments	6,552	9,114	-	7,416	10,040	-
Other	501	663	-	48	216	-
Consumer	312	313	-	463	464	-
Commercial business:
Construction industry	6	124	-	80	198	-
Other	0	0	-	0	0	-

Loans with an allowance recorded:
1-4 family	1,068	1,068	254	1,112	1,112	270
Commercial real estate:
Residential developments	1,725	1,725	273	1,522	1,522	240
Other	193	193	31	742	743	130
Consumer	555	572	433	343	360	307
Commercial business:
Construction industry	0	0	0	0	0	0
Other	406	957	84	475	1,026	127

Total:
1-4 family	2,050	2,050	254	1,867	1,867	270
Commercial real estate:
Residential developments	8,277	10,839	273	8,938	11,562	240
Other	694	856	31	790	959	130
Consumer	867	885	433	806	824	307
Commercial business:
Construction industry	6	124	0	80	198	0
Other	406	957	84	475	1,026	127
	$12,300	15,711	1,075	12,956	16,436	1,074

The following table summarizes the average recorded investment and interest income recognized on impaired loans for the three and six months ended June 30, 2015 and 2014:

	For the three months ended June 30, 2015		For the six months ended June 30, 2015
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance recorded:
1-4 family	$857	3	823	30
Commercial real estate:
Residential developments	6,645	96	6,902	191
Other	502	7	350	14
Consumer	291	1	348	2
Commercial business:
Construction industry	31	0	47	0
Other	0	1	0	1

Loans with an allowance recorded:
1-4 family	1,148	4	1,136	8
Commercial real estate:
Residential developments	1,477	10	1,492	18
Other	195	0	377	0
Consumer	443	9	410	13
Commercial business:
Construction industry	0	0	0	0
Other	433	5	447	9

Total:
1-4 family	2,005	7	1,959	38
Commercial real estate:
Residential developments	8,122	106	8,394	209
Other	697	7	727	14
Consumer	734	10	758	15
Commercial business:
Construction industry	31	0	47	0
Other	433	6	447	10
	$12,022	136	12,332	286

	For the three months ended June 30, 2014		For the six months ended June 30, 2014
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance recorded:
1-4 family	$508	0	368	1
Commercial real estate:
Residential developments	7,454	26	7,722	34
Other	51	0	51	0
Consumer	457	1	467	2
Commercial business:
Construction industry	89	0	90	0
Other	0	0	0	0

Loans with an allowance recorded:
1-4 family	1,883	6	1,855	17
Commercial real estate:
Residential developments	2,437	0	4,289	0
Other	872	8	877	16
Consumer	506	3	480	7
Commercial business:
Construction industry	0	0	0	0
Other	1,043	7	1,091	17

Total:
1-4 family	2,391	6	2,223	18
Commercial real estate:
Residential developments	9,891	26	12,011	34
Other	923	8	928	16
Consumer	963	4	947	9
Commercial business:
Construction industry	89	0	90	0
Other	1,043	7	1,091	17
	$15,300	51	17,290	94

At June 30, 2015 and December 31, 2014, non-accruing loans totaled $10.6 million and $10.9 million, respectively, for which the related allowance for loan losses was $0.8 million and $0.8 million, respectively. All of the interest income that was recognized for non-accruing loans was recognized using the cash basis method of income recognition. Non-accruing loans for which no specific allowance has been recorded, because management determined that the value of the collateral was sufficient to repay the loan, totaled $7.9 million and $8.0 million at June 30, 2015 and December 31, 2014, respectively. Non-accrual loans also include certain loans that have had terms modified in a TDR.

The non-accrual loans at June 30, 2015 and December 31, 2014 are summarized as follows:

(Dollars in thousands)	June 30, 2015	December 31, 2014

1-4 family	$1,807	$1,564
Commercial real estate:
Residential developments	7,759	8,483
Other	240	267
Consumer	743	486
Commercial business:
Construction industry	7	80
Other	4	40
	$10,560	$10,920

At June 30, 2015 and December 31, 2014 there were loans included in loans receivable, net, with terms that had been modified in a TDR totaling $9.1 million and $9.4 million, respectively. For the loans that were restructured in the second quarter of 2015, $0.5 million were classified but performing, and $0.1 million were non-performing at

June 30, 2015. For the loans that were restructured in the second quarter of 2014, no loans were classified but performing and $0.7 million were non-performing at June 30, 2014.

The following table summarizes TDRs at June 30, 2015 and December 31, 2014:

	June 30, 2015			December 31, 2014
(Dollars in thousands)	Accrual	Non-Accrual	Total	Accrual	Non-Accrual	Total
1-4 family	$242	370	612	303	65	368
Commercial real estate	972	6,552	7,524	979	6,977	7,956
Consumer	125	458	583	320	251	571
Commercial business	402	10	412	434	121	555
	$1,741	7,390	9,131	2,036	7,414	9,450

There were no material commitments to lend additional funds to customers whose loans were restructured or classified as nonaccrual at June 30, 2015 or December 31, 2014.

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

When a loan is modified as a TDR, there may be a direct, material impact on the loans within the balance sheet, as principal balances may be partially forgiven. The financial effects of TDRs are presented in the following table and represent the difference between the outstanding recorded balance pre-modification and post-modification, for the three month and six month periods ending June 30, 2015 and June 30, 2014.

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
(Dollars in thousands)	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Troubled debt restructurings:
1-4 family	1	$313	313	1	$313	313
Consumer	6	302	304	7	311	312
Total	7	$615	617	8	$624	625

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
(Dollars in thousands)	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Troubled debt restructurings:
1-4 family	2	$760	760	2	$760	760
Consumer	2	62	46	4	155	140
Total	4	$822	806	6	$915	900

There were no loans restructured in the 12 months preceding June 30, 2015 that defaulted in the three and six months ended June 30, 2015. Loans that were restructured within the 12 months preceding June 30, 2014 and defaulted during the three and six months ended June 30, 2014 are presented in the following table.

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
(Dollars in thousands)	Number of Contracts	Outstanding Recorded Investment	Number of Contracts	Outstanding Recorded Investment
Troubled debt restructurings that subsequently defaulted:
1-4 family	1	$640	1	$640
Total	1	$640	1	$640

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

TDRs are reviewed for impairment following the same methodology as other impaired loans. For loans that are collateral-dependent, the value of the collateral is reviewed and additional reserves may be added to general reserves as needed. Loans that are not collateral-dependent may have additional reserves established if deemed necessary. The reserves for TDRs were $0.4 million, or 5.0%, of the total $8.4 million in loan loss reserves at June 30, 2015 and $0.4 million, or 5.1%, of the total $8.3 million in loan loss reserves at December 31, 2014.

(10) Investment in Mortgage Servicing Rights

A summary of mortgage servicing activity is as follows:

(Dollars in thousands)	Six Months ended June 30, 2015	Twelve Months ended December 31, 2014	Six Months ended June 30, 2014
Mortgage servicing rights:
Balance, beginning of period	$1,507	1,708	1,708
Originations	219	316	112
Amortization	(275)	(517)	(249)
Balance, end of period	$1,451	1,507	1,571
Fair value of mortgage servicing rights	$2,608	2,562	2,710

All of the loans being serviced were single family loans under the FNMA individual loan sale program. The following is a summary of the risk characteristics of the loans being serviced at June 30, 2015.

(Dollars in thousands)	Loan Principal Balance	Weighted Average Interest Rate	Weighted Average Remaining Term (months)	Number of Loans
Original term 30 year fixed rate	$208,041	4.25%	299	1,796
Original term 15 year fixed rate	108,789	3.27%	139	1,222
Adjustable rate	59	4.38%	311	2

The gross carrying amount of mortgage servicing rights and the associated accumulated amortization at June 30, 2015 is presented in the following table. Amortization expense for mortgage servicing rights was $275,000 and $249,000 for the six months ended June 30, 2015 and 2014, respectively.

	June 30, 2015
	Gross
(Dollars in thousands)	Carrying Amount	Accumulated Amortization	Unamortized Amount
Mortgage servicing rights	$3,630	(2,179)	1,451
Total	$3,630	(2,179)	1,451

	June 30, 2014
	Gross
(Dollars in thousands)	Carrying Amount	Accumulated Amortization	Unamortized Amount
Mortgage servicing rights	$3,604	(2,033)	1,571
Total	$3,604	(2,033)	1,571

The following table indicates the estimated future amortization expense for amortized mortgage servicing rights:

Estimated Amortization
(Dollars in thousands)	Expense
Year ending December 31,
2015	$219
2016	402
2017	321
2018	227
2019	162
Thereafter	120
Total	$1,451

Projections of amortization are based on existing asset balances and the existing interest rate environment as of June 30, 2015. The Company's actual experiences may be significantly different depending upon changes in mortgage interest rates and other market conditions.

(11) Earnings per Common Share

The following table reconciles the weighted average shares outstanding and the earnings available to common shareholders used for basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2015	2014	2015	2014
Weighted average number of common shares outstanding used in basic earnings per common share calculation	4,116	4,053	4,107	4,046
Net dilutive effect of:
Options and warrants	516	478	519	488
Restricted stock awards	42	57	47	54
Weighted average number of shares outstanding adjusted for effect of dilutive securities	4,674	4,588	4,673	4,588
Income available to common shareholders	$585	2,006	938	3,105
Basic earnings per common share	$0.14	0.50	0.23	0.77
Diluted earnings per common share	$0.13	0.44	0.20	0.68

(12) Regulatory Capital

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

In the second quarter of 2015, the Board of Governors of the Federal Reserve System amended its Small Bank Holding Company Policy Statement (Policy Statement), which exempted small bank holding companies from the above capital requirements, by raising the asset size threshold for determining applicability from $500 million to $1 billion. The Policy Statement was also expanded to include savings and loan holding companies that meet the Policy Statement’s qualitative requirements for exemption. The Company met the qualitative exemption requirements, and therefore, was exempt from the above holding company capital requirements.

Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Common Equity Tier 1 capital to risk weighted assets (as defined in the regulations), Tier 1 capital to adjusted total assets (as defined), Tier 1 capital to risk weighted assets, and total capital to risk weighted assets.

On June 30, 2015, the Bank’s tangible assets were $558.9 million, its adjusted total assets were $554.9 million, and its risk-weighted assets were $424.4 million. The following table presents the Bank’s capital amounts and ratios at June 30, 2015 for actual capital, required capital, and excess capital, including ratios in order to qualify as being well capitalized under the prompt corrective actions regulations.

	Actual		Required to be Adequately Capitalized		Excess Capital		To Be Well Capitalized Under Prompt Corrective Action Provisions(1)
(Dollars in thousands)	Amount	Percent of Assets(2)	Amount	Percent of Assets (2)	Amount	Percent of Assets(2)	Amount	Percent of Assets(2)
Bank stockholder’s equity	$75,248
Plus:
Net unrealized loss on certain securities available for sale	212
Less:
Disallowed servicing and tax assets	3,970
Common equity tier I capital	71,490
Common equity tier I capital ratio		16.84%	$19,099	4.50%	$52,391	12.34%	$27,587	6.50%
Tier I capital	71,490
Tier I capital to adjusted total assets (leverage ratio)		12.88%	$22,196	4.00%	$49,294	8.88%	$27,745	5.00%
Tier I capital to risk-weighted assets		16.84%	$25,465	6.00%	$46,025	10.84%	$33,953	8.00%
Plus:
Allowable allowance for loan losses	5,372
Risk-based capital	$76,862		$33,953		$42,909		$42,441
Risk-based capital to risk- weighted assets		18.11%		8.00%		10.11%		10.00%

(1) Under the recently issued final rules, revised requirements began to be phased in on January 1, 2015, as described above.

(2) Based upon the Bank’s adjusted total assets for the purpose of leverage ratio and risk-weighted assets for the purpose of the risk-based capital ratios.

Management believes that, as of June 30, 2015, the Bank’s capital ratios were in excess of those quantitative capital ratio standards set forth under the current prompt corrective action regulations described above. However, there can be no assurance that the Bank will continue to maintain such status in the future. The OCC has extensive discretion in its supervisory and enforcement activities, and can adjust the requirement to be “well-capitalized” in the future.

(13) Preferred Stock

The Company's certificate of incorporation authorizes the issuance of up to 500,000 shares of preferred stock, and on December 23, 2008, the Company completed the sale of 26,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the Preferred Stock) to the United States Treasury. The Preferred Stock had a liquidation value of $1,000 per share and a related warrant was also issued to purchase 833,333 shares of HMN common stock at an exercise price of $4.68 per share (the “Warrant”). The transaction was part of the United States Treasury’s Capital Purchase Program under the Emergency Economic Stabilization Act of 2008.

In 2014, the Company redeemed 16,000 shares of Preferred Stock and on February 17, 2015, the Company redeemed the remaining 10,000 shares of outstanding Preferred Stock.

On May 21, 2015, the Treasury sold the Warrant at an exercise price of $4.68 to three unaffiliated third party investors for an aggregate purchase price of $5.7 million. Two of the investors received a warrant to purchase 277,777.67 shares and one investor received a warrant to purchase 277,777.66 shares. All of the warrants may be exercised at any time prior to their expiration date of December 23, 2018. The Company received no proceeds from this transaction and it had no material effect on the Company’s capital, financial condition or results of operations.

(14) Other Borrowings

The Company funded the Preferred Stock redemption on February 17, 2015 with a $10.0 million term loan to HMN from an unrelated third party that was evidenced by a promissory note. The principal balance of the note bears interest at a rate of 6.50% and is payable in consecutive annual installments of $1.0 million on each December 15, beginning December 15, 2015, with the balance due on December 15, 2021.

(15) Commitments and Contingencies

The Bank issues standby letters of credit which guarantee the performance of customers to third parties. The standby letters of credit issued and available at June 30, 2015 were approximately $2.4 million, expire over the next twenty months, and are collateralized primarily with commercial real estate mortgages. Since the conditions under which the Bank is required to fund the standby letters of credit may not materialize, the cash requirements are expected to be less than the total outstanding commitments.

(16) Business Segments

The Bank has been identified as a reportable operating segment in accordance with the provisions of ASC 280. HMN, OIA, and HPH did not meet the quantitative thresholds for determining reportable segments and, therefore, are included in the “Other” category.

The Company evaluates performance and allocates resources based on the segment’s net income, return on average assets and equity. Each entity is managed separately with its own officers and board of directors, some of whom may overlap between the entities.

The following table sets forth certain information about the reconciliation of reported profit or loss and assets for each of the Company’s reportable segments.

(Dollars in thousands)	Home Federal Savings Bank	Other	Eliminations	Consolidated Total
At or for the six months ended June 30, 2015:
Interest income - external customers	$9,954	0	0	9,954
Non-interest income - external customers	3,461	0	0	3,461
Intersegment interest income	0	1	(1)	0
Intersegment non-interest income	102	1,311	(1,413)	0
Interest expense	476	242	(1)	717
Other non-interest expense	11,054	279	(102)	11,231
Income tax expense	860	(256)	0	604
Net income	1,311	1,046	(1,311)	1,046
Total assets	562,957	77,331	(76,287)	564,001

At or for the six months ended June 30, 2014:
Interest income - external customers	$10,447	0	0	10,447
Non-interest income - external customers	3,410	0	0	3,410
Intersegment interest income	0	1	(1)	0
Intersegment non-interest income	90	4,315	(4,405)	0
Interest expense	641	0	(1)	640
Other non-interest expense	9,852	399	(90)	10,161
Income tax expense	2,927	(245)	0	2,682
Net income	4,315	4,162	(4,315)	4,162
Total assets	608,928	79,706	(78,752)	609,882

At or for the quarter ended June 30, 2015:
Interest income - external customers	$5,070	0	0	5,070
Non-interest income - external customers	1,867	0	0	1,867
Intersegment interest income	0	1	(1)	0
Intersegment non-interest income	51	720	(771)	0
Interest expense	227	165	(1)	391
Other non-interest expense	5,751	100	(51)	5,800
Income tax expense	473	(129)	0	344
Net income	720	585	(720)	585
Total assets	562,957	77,331	(76,287)	564,001

At or for the quarter ended June 30, 2014:
Interest income - external customers	$5,020	0	0	5,020
Non-interest income - external customers	1,722	0	0	1,722
Intersegment interest income	0	1	(1)	0
Intersegment non-interest income	45	2,601	(2,646)	0
Interest expense	307	0	(1)	306
Other non-interest expense	4,318	191	(45)	4,464
Income tax expense	1,739	(119)	0	1,620
Net income	2,601	2,530	(2,601)	2,530
Total assets	608,928	79,706	(78,752)	609,882

Item 2:

HMN FINANCIAL, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Information

Safe Harbor Statement

This quarterly report on Form 10-Q may contain forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are often identified by such forward-looking terminology as “expect,” “intend,” “look,” “believe,” “anticipate,” “estimate,” “project,” “seek,” “may,” “will,” “would,” “could,” “should,” “trend,” “target,” and “goal” or similar statements or variations of such terms and include, but are not limited to, those relating to increasing our core deposit relationships, improving credit quality, reducing non-performing assets, becoming more efficient and generating improved financial results; the adequacy and amount of available liquidity and capital resources to the Bank; the Company’s liquidity and capital requirements; our expectations for core capital and our strategies and potential strategies for improvement thereof; improvements in loan production; changes in the size of the Bank’s loan portfolio; the amount of the Bank’s non-performing assets and the appropriateness of the allowance therefor; projected amortization expense for amortized mortgage servicing rights; current and deferred income tax liabilities and benefits; anticipated results of litigation; our ability to complete the acquisition of assets of Kasson State Bank and integrate its operations; anticipated future levels of the provision for loan losses; future losses on non-performing assets; the amount and mix of interest-earning assets; the amount and mix of deposits; the availability of alternate funding sources; the payment of dividends by HMN, the future outlook for the Company; the amount of dividends paid by the FHLB on its stock; the amount of deposits that will be withdrawn from checking and money market accounts and how the withdrawn deposits will be replaced; the projected changes in net interest income based on rate shocks; the range that interest rates may fluctuate over the next twelve months; the net market risk of interest rate shocks; the future outlook for the issuer trust preferred securities held by the Bank; the ability of the Bank to pay dividends to HMN; the ability of HMN to pay the principal and interest payments on its third party note payable; the ability to remain well capitalized under revised capital rules; the impact of Basel III and the Dodd Frank Act capital standards on the Bank’s capital position; and compliance by the Bank with regulatory standards generally (including the Bank’s status as “well-capitalized”) and other supervisory directives or requirements to which the Company or the Bank are or may become expressly subject, specifically, and possible responses of the Office of the Comptroller of the Currency (OCC), Board of Governors of the Federal Reserve System (FRB), the Bank, and the Company to any failure to comply with any such regulatory standard, directive or requirement.

A number of factors could cause actual results to differ materially from the Company’s assumptions and expectations. These include but are not limited to the adequacy and marketability of real estate and other collateral securing loans to borrowers; federal and state regulation and enforcement; possible legislative and regulatory changes, including additional changes to regulatory capital rules; the ability of the Bank to comply with other applicable regulatory capital requirements; enforcement activity of the OCC and FRB in the event of our non-compliance with any applicable regulatory standard or requirement; adverse economic, business and competitive developments such as shrinking interest margins, reduced collateral values, deposit outflows, changes in credit or other risks posed by the Company’s loan and investment portfolios; changes in costs associated with alternate funding sources, including changes in collateral advance rates and policies of the Federal Home Loan Bank; technological, computer-related or operational difficulties; results of litigation; reduced demand for financial services and loan products; changes in accounting policies and guidelines, or monetary and fiscal policies of the federal government or tax laws; international economic developments; the Company’s access to and adverse changes in securities markets; the market for credit related assets; the future operating results, financial condition, cash flow requirements and capital spending priorities of the Company and the Bank; the availability of internal and, as required, external sources of funding; acquisition integration costs; or other significant uncertainties. Additional factors that may cause actual results to differ from the Company’s assumptions and expectations include those set forth in the Company’s most recent filings on Forms 10-K and 10-Q with the Securities and Exchange Commission. All forward-looking statements are qualified by, and should be considered in conjunction with, such cautionary statements. For additional discussion of the risks and uncertainties applicable to the Company, see the “Risk Factors” sections of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and Part II, Item 1A of its subsequently filed Quarterly Reports on Form 10-Q.

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

The Company maintains significant net deferred tax assets for deductible temporary differences, the largest of which relates to the allowance for loan and real estate losses and net operating loss carryforwards. For income tax purposes, only net charge-offs are deductible, not the entire provision for loan losses. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that the deferred tax asset will not be realized. The determination of whether the deferred tax assets are realizable is highly subjective and dependent upon management’s judgment and evaluation of both positive and negative evidence, including the forecasts of future income, tax planning strategies and assessments of the current and future economic and business conditions. The Company considers both positive and negative evidence regarding the ultimate realization of deferred tax assets. Positive evidence includes the Company’s cumulative net income in the prior three year period and the probability that taxable income will be generated in future periods. Negative evidence includes the general business and economic environment. The determination that a valuation reserve was not required at June 30, 2015 was based primarily upon the existence of a three-year cumulative net income and expectations of future taxable income. It is possible that future conditions may differ substantially from those anticipated in determining the valuation allowance on deferred tax assets and adjustments may be required in future periods.

Determining the ultimate settlement of any tax position requires significant estimates and judgments in arriving at the amount of tax benefits to be recognized in the financial statements. It is possible that the tax benefits realized upon the ultimate resolution of a tax position may result in tax benefits that are significantly different from those estimated.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2015 COMPARED TO THE SAME PERIODS ENDED JUNE 30, 2014

Net Income

Net income for the second quarter of 2015 was $0.6 million, a decrease of $1.9 million, compared to net income of $2.5 million for the second quarter of 2014. The net income available to common shareholders was $0.6 million for the second quarter of 2015, a decrease of $1.4 million from the net income available to common shareholders of $2.0 million for the second quarter of 2014. Diluted earnings per common share for the second quarter of 2015 was $0.13, a decrease of $0.31 from the diluted earnings per common share of $0.44 for the second quarter of 2014. The decrease in net income in the second quarter of 2015 was due primarily to a $2.0 million increase in the provision for loan losses because there were fewer recoveries on previously charged off loans and fewer credit rating upgrades in the second quarter of 2015 compared to the same period in 2014. A decrease of $1.2 million in the gains on real estate owned that was due primarily to a large gain recognized on the sale of a single property in the second quarter of 2014 also contributed to the decrease in net income between the periods. These decreases in net income were partially offset by a $1.3 million decrease in income tax expense between the periods due to the decreased income in the second quarter of 2015 compared to the second quarter of 2014.

Net income was $1.0 million for the six month period ended June 30, 2015, a decrease of $3.2 million, or 74.9%, compared to net income of $4.2 million for the six month period ended June 30, 2014. The net income available to common shareholders was $0.9 million for the six month period ended June 30, 2015, a decrease of $2.2 million, or 69.8%, compared to net income available to common shareholders of $3.1 million for the same period of 2014. Diluted earnings per common share for the six month period ended June 30, 2015 was $0.20, a decrease of $0.48 per share compared to diluted earnings per common share of $0.68 for the same period in 2014. The decrease in net income for the six month period ended June 30, 2015 was primarily due to a $3.6 million increase in the provision for loan losses because there were fewer recoveries on previously charged off loans and fewer credit rating upgrades in the first six months of 2015 when compared to the same period in 2014. Gains on sales of real estate owned decreased $1.0 million between the periods primarily because of a large gain recognized on the sale of a single property in the second quarter of 2014. Net interest income decreased $0.6 million between the periods. These decreases in net income were partially offset by a $2.1 million decrease in income tax expense due to the decreased income between the periods.

Net Interest Income

Net interest income was $4.7 million for the second quarter of 2015, the same as the second quarter of 2014. Interest income was $5.1 million for the second quarter of 2015, an increase of $0.1 million, or 1.0%, from $5.0 million for the same period in 2014. Interest income increased between the periods primarily because of the change in the mix of average interest-earning assets held, which increased the average yields earned between the periods. While the average interest-earning assets decreased $63.3 million between the periods, the average interest-earning assets held in lower yielding cash decreased $83.4 million, the average interest-earning assets held in higher yielding investments increased $26.5 million, and the amount of average interest-earning assets held in higher yielding loans decreased $6.4 million between the periods. The decrease in the average cash balances was the result of funding anticipated deposit withdrawals. The increase in the average investment balance was the result of investing excess cash balances based on projected liquidity needs. The decrease in the average outstanding loans between the periods was primarily the result of a decrease in the average commercial loan portfolio, which occurred primarily because of loan prepayments or non-renewals as a result of the Company’s focus on improving credit quality and managing net interest margin. The average yield earned on interest-earning assets was 3.86% for the second quarter of 2015, an increase of 45 basis points from the 3.41% average yield for the second quarter of 2014. The increase in average yield is due primarily to the change in the mix of assets held between the periods and an increase in investment yields earned.

Interest expense was $0.4 million for the second quarter of 2015, an increase of $0.1 million, or 27.8%, compared to $0.3 million for the second quarter of 2014. Interest expense increased because of the change in the mix of the average interest-bearing liabilities held, which resulted in an increase in the average rate paid between the periods. While the average interest-bearing liabilities decreased $51.4 million between the periods, the average interest-bearing liabilities held in higher rate borrowings increased $11.2 million, the average interest-bearing liabilities held in higher rate certificates of deposits decreased $20.0 million, and the amount of interest-bearing liabilities held in other lower rate deposit accounts decreased $42.6 million between the periods. The decrease in the average outstanding interest-bearing liabilities between the periods was the result of using existing cash balances to fund maturing certificates of deposits and other deposit withdrawals. The increase in the average rate paid was primarily due to the $10.0 million holding company note payable that was funded in the first quarter of 2015 in connection with the final redemption of the outstanding Preferred Stock. Interest expense increases related to borrowing costs were partially offset by the lower interest rates paid on money market accounts and certificates of deposits between the periods. The decreased rates paid on these accounts were the result of the low interest rate environment that continued to exist during the second quarter of 2015. The average interest rate paid on interest-bearing liabilities was 0.32% for the second quarter of 2015, an increase of 9 basis points from the 0.23% average interest rate paid in the second quarter of 2014.

Net interest margin (net interest income divided by average interest earning assets) for the second quarter of 2015 was 3.56%, an increase of 36 basis points, compared to 3.20% for the second quarter of 2014.

Net interest income was $9.2 million for the first six months of 2015, a decrease of $0.6 million, or 5.8%, from $9.8 million for the same period in 2014. Interest income was $9.9 million for the six month period ended June 30, 2015, a decrease of $0.5 million, or 4.7%, from $10.4 million for the same six month period in 2014. Interest income decreased between the periods primarily because of a decrease in the average interest-earning assets held between the periods that was partially offset by an increase in average yields earned as a result of the change in the mix of assets held. While the average interest-earning assets decreased $49.4 million between the periods, the average interest-earning assets held in lower yielding cash decreased $70.9 million, the average interest-earning assets held in higher yielding investments increased $32.2 million, and the amount of average interest-earning assets held in higher yielding loans decreased $10.6 million between the periods. The decrease in the average cash balances was the result of funding anticipated deposit withdrawals. The increase in the average investment balance was the result of investing excess cash balances based on projected liquidity needs. The decrease in the average outstanding loans between the periods was primarily the result of a decrease in the average commercial loan portfolio, which occurred primarily because of loan prepayments or non-renewals as a result of the Company’s focus on improving credit quality and managing net interest margin. The average yield earned on interest-earning assets was 3.76% for the first six months of 2015, an increase of 15 basis points from the 3.61% average yield for the first six months of 2014.

Interest expense was $0.7 million for the first six months of 2015, an increase of $0.1 million, or 12.0%, compared to $0.6 million for the first six months of 2014. Interest expense increased because of the change in the mix of the average interest-bearing liabilities held between the periods which resulted in an increase in the average rate paid. While the average interest-bearing liabilities decreased $38.1 million between the periods, the average interest-bearing liabilities held in higher rate borrowings increased $8.0 million, the average interest-bearing liabilities held in higher rate certificates of deposits decreased $23.0 million and the amount of interest-bearing liabilities held in other lower rate deposit accounts decreased $23.1 million between the periods. The decrease in the average outstanding interest-bearing liabilities between the periods was the result of using existing cash to fund maturing certificates of deposits and other deposit withdrawals. The increase in the average rate paid was primarily due to the $10.0 million holding company note payable that was funded in the first quarter of 2015 in connection with the final redemption of the outstanding Preferred Stock. Interest expense increases related to borrowing costs were partially offset by the lower interest rates paid on money market accounts and certificates of deposits between the periods. The decreased rates paid on these accounts were the result of the low interest rate environment that continued to exist during the first six months of 2015. The average interest rate paid on interest-bearing liabilities was 0.30% for the first six months of 2015, an increase of 6 basis points from the 0.24% average interest rate paid in the first six months of 2014.

Net interest margin (net interest income divided by average interest earning assets) for the first six months of 2015 was 3.49%, an increase of 10 basis points, compared to 3.39% for the first six months of 2014.

A summary of the Company’s net interest margin for the three and six month periods ended June 30, 2015 and June 30, 2014 is as follows:

	For the three month period ended
	June 30, 2015			June 30, 2014
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate (2)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate (2)
Interest-earning assets:
Securities available for sale	$141,777	525	1.48%	$115,206	300	1.05%
Loans held for sale	2,310	16	2.74	1,550	15	3.88
Mortgage loans, net (1)	70,721	739	4.19	74,533	845	4.55
Commercial loans, net (1)	244,011	3,125	5.14	246,319	3,113	5.07
Consumer loans, net (1)	52,273	657	5.04	53,333	686	5.16
Cash equivalents	15,574	7	0.19	98,965	60	0.24
Federal Home Loan Bank stock	736	1	0.69	777	1	0.52
Total interest-earning assets	527,402	5,070	3.86	590,683	5,020	3.41

Interest-bearing liabilities:
NOW accounts	75,469	4	0.02	72,267	4	0.02
Savings accounts	49,398	8	0.06	47,726	8	0.07
Money market accounts	146,834	81	0.22	166,404	101	0.24
Certificates	93,211	133	0.57	113,186	193	0.68
Advances and other borrowings	11,125	165	5.95	0	0	N/A
Total interest-bearing liabilities	376,037			399,583
Non-interest checking	107,077			134,986
Other non-interest bearing deposits	898			850
Total interest-bearing liabilities and non-interest bearing deposits	$484,012	391	0.32	$535,419	306	0.23
Net interest income		4,679			$4,714
Net interest rate spread			3.54%			3.18%
Net interest margin			3.56%			3.20%

(1) Average balances of loans include non-accrual loans

(2) Annualized

	For the six month period ended
	June 30, 2015			June 30, 2014
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate(2)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate(2)
Interest-earning assets:
Securities available for sale	$144,233	1,039	1.45%	$112,057	604	1.09%
Loans held for sale	1,902	23	2.49	1,147	24	4.22
Mortgage loans, net (1)	70,136	1,476	4.24	75,093	1,649	4.43
Commercial loans, net (1)	241,486	6,074	5.07	247,651	6,671	5.43
Consumer loans, net (1)	52,866	1,318	5.03	53,148	1,385	5.26
Cash equivalents	22,249	22	0.20	93,192	112	0.24
Federal Home Loan Bank stock	755	2	0.59	780	2	0.52
Total interest-earning assets	533,627	9,954	3.76	583,068	10,447	3.61

Interest-bearing liabilities:
NOW accounts	76,229	7	0.02	71,141	8	0.02
Savings accounts	48,503	15	0.06	46,906	16	0.07
Money market accounts	148,386	178	0.24	159,249	200	0.25
Certificates	94,467	274	0.58	115,828	404	0.70
Brokered deposits	0	0	N/A	1,673	12	1.45
Advances and other borrowings	7,986	243	6.14	0	0	N/A
Total interest-bearing liabilities	375,571			394,797
Non-interest checking	111,354			130,288
Other non-interest bearing deposits	970			873
Total interest-bearing liabilities and non-interest bearing deposits	$487,895	717	0.30	$525,958	640	0.24
Net interest income		9,237			$9,807
Net interest rate spread			3.46%			3.37%
Net interest margin			3.49%			3.39%

(1) Average balances of loans include non-accrual loans

(2) Annualized

Provision for Loan Losses

The provision for loan losses was ($0.2) million for the second quarter of 2015, an increase of $2.0 million from the $2.2 million credit provision for loan losses for the second quarter of 2014. The provision for loan losses was ($0.2) million for the first six months of 2015, an increase of $3.6 million from the $3.8 million credit provision for loan losses for the same six month period in 2014. The provision increased in the second quarter and the first six months of 2015 primarily because there were fewer recoveries on previously charged off loans and fewer credit rating upgrades in the second quarter and first six months of 2015 when compared to the same periods of 2014.

A reconciliation of the Company’s allowance for loan losses for the three and six month periods ended June 30, 2015 and 2014 is summarized as follows:

(Dollars in thousands)	2015	2014
Balance at March 31,	$8,418	$9,090
Provision	(183)	(2,178)
Charge offs:
One-to-four family	0	(92)
Consumer	(9)	(30)
Commercial business	(5)	0
Recoveries	181	1,906
Balance at June 30,	$8,402	$8,696
Allocated to:
General allowance	$7,327	$6,342
Specific allowance	1,075	2,354
	$8,402	$8,696

(Dollars in thousands)	2015	2014
Balance at January 1,	$8,332	$11,401
Provision	(183)	(3,788)
Charge offs:
One-to-four family	0	(92)
Consumer	(27)	(60)
Commercial business	(5)	(1)
Commercial real estate	0	(936)
Recoveries	285	2,172
Balance at June 30,	$8,402	$8,696

Non-Interest Income

Non-interest income was $1.9 million for the second quarter of 2015, an increase of $0.2 million, or 8.4%, from $1.7 million for the same period of 2014. Gain on sales of loans increased $0.2 million between the periods primarily because of an increase in single family loan sales in the second quarter of 2015 when compared to the same period of 2014.

Non-interest income was $3.5 million for the first six months of 2015, an increase of $0.1 million, or 1.5%, from $3.4 million for the first six months of 2014. Gain on sales of loans and other non-interest income increased $0.2 million between the periods primarily because of an increase in single family loan sales in the first six months of 2015 when compared to the same period of 2014. Fees and service charges decreased $0.1 million between the periods primarily because of a decrease in overdraft charges on deposit accounts.

Non-Interest Expense

Non-interest expense was $5.8 million for the second quarter of 2015, an increase of $1.3 million, or 29.9%, from $4.5 million for the same period of 2014. The gains on real estate owned decreased $1.2 million due primarily to a large gain recognized on the sale of a single property in the second quarter of 2014. Compensation expense increased $0.3 million between the periods due to an increase in wages and restricted stock award expenses. These increases in non-interest expense were partially offset by a $0.2 million decrease in other non-interest expense primarily because of a decrease in legal and other collection expenses between the periods.

Non-interest expense was $11.2 million for the first six months of 2015, an increase of $1.0 million, or 10.5%, from $10.2 million for the same period of 2014. The gain on real estate owned decreased $1.0 million due primarily to a large gain recognized on the sale of a single property in the second quarter of 2014. Compensation expense increased $0.2 million between the periods due to an increase in wages and restricted stock award expenses. These increases in non-interest expense were partially offset by a $0.1 million decrease in other non-interest expense primarily because of a decrease in legal and other collection expenses between the periods. Deposit insurance costs decreased $0.1 million primarily because of a decrease in assets and insurance rates between the periods.

Income Taxes

Income tax expense was $0.3 million for the second quarter of 2015, a decrease of $1.3 million from $1.6 million for the second quarter of 2014. Income tax expense was $0.6 million for the first six months of 2015, a decrease of $2.1 million from $2.7 million for the first six months of 2014. The decrease in income tax expense between the periods is primarily related to the decrease in income in the second quarter and first six months of 2015 when compared to the same periods of 2014.

Net Income Available to Common Shareholders

The net income available to common shareholders was $0.6 million for the second quarter of 2015, a decrease of $1.4 million from the $2.0 million income available to common shareholders in the second quarter of 2014. The net income available to common shareholders was $0.9 million for the first six months of 2015, a decrease of $2.2 million from the $3.1 million net income available to common shareholders in the first six months of 2014. The net income available to common shareholders decreased primarily because of the decrease in the net income between the periods that was partially offset by a reduction in the dividends required to be paid on the outstanding Preferred Stock. On February 17, 2015, the Company redeemed the final 10,000 shares of its outstanding Preferred Stock which eliminated the dividends required to be paid on the Preferred Stock in the second quarter of 2015 and increased interest expense between the periods as the redemption was funded by a $10.0 million holding company note payable to an unrelated third party.

FINANCIAL CONDITION

Non-Performing Assets

The following table summarizes the amounts and categories of non-performing assets in the Bank’s portfolio and loan delinquency information as of the end of the three most recently completed quarters.

	June 30,	March 31,	December 31,
(Dollars in thousands)	2015	2015	2014
Non-Performing Loans:
One-to-four family real estate	$1,807	$1,658	$1,564
Commercial real estate	7,999	7,692	8,750
Consumer	743	542	486
Commercial business	11	97	120
Total	10,560	9,989	10,920

Foreclosed and Repossessed Assets:
One-to-four family real estate	0	50	50
Commercial real estate	2,730	2,916	3,053
Total non-performing assets	$13,290	$12,955	$14,023
Total as a percentage of total assets	2.36%	2.29%	2.43%
Total non-performing loans	$10,560	$9,989	$10,920
Total as a percentage of total loans receivable, net	2.87%	2.77%	2.99%
Allowance for loan loss to non-performing loans	79.57%	84.28%	76.30%

Delinquency Data:
Delinquencies (1)
30+ days	$1,382	$1,462	$1,682
90+ days	0	0	0
Delinquencies as a percentage of loan portfolio (1)
30+ days	0.36%	0.39%	0.45%
90+ days	0.00%	0.00%	0.00%

(1) Excludes non-accrual loans.

Total non-performing assets were $13.3 million at June 30, 2015, an increase of $0.3 million, or 2.6%, from $13.0 million at March 31, 2015. Non-performing loans increased $0.5 million and foreclosed and repossessed assets decreased $0.2 million during the second quarter of 2015. The non-performing loan and foreclosed and repossessed asset activity for the second quarter of 2015 was as follows:

(Dollars in thousands)

Non-performing loans		Foreclosed and repossessed assets
March 31, 2015	$9,989	March 31, 2015	$2,966
Classified as non-performing	1,503	Other foreclosures/repossessions	0
Charge offs	(14)	Real estate sold	(165)
Principal payments received	(903)	Net gain on sale of assets	56
Classified as accruing	(15)	Write downs	(127)
Transferred to real estate owned	0	Transferred from non-performing loans	0
June 30, 2015	$10,560	June 30, 2015	$2,730

The increase in non-performing loans relates primarily to new loans classified as being non-performing exceeding the principal payments received on non-performing loans. Of the $1.5 million in loans newly classified as non-performing during the quarter, $0.3 million related to a single family loan, $0.3 million related to consumer home equity loans, and $0.9 million related to loans to a residential builder for the construction of residential properties where the construction had not been completed.

Total non-performing assets were $13.3 million at June 30, 2015, a decrease of $0.7 million, or 5.2%, from $14.0 million at December 31, 2014. Non-performing loans decreased $0.3 million and foreclosed and repossessed assets decreased $0.4 million during the first six months of 2015. The non-performing loan and foreclosed and repossessed asset activity for the first six months of 2015 was as follows:

(Dollars in thousands)

Non-performing loans		Foreclosed and repossessed assets
January 1, 2015	$10,920	January 1, 2015	$3,103
Classified as non-performing	2,151	Other foreclosures/repossessions	0
Charge offs	(32)	Real estate sold	(408)
Principal payments received	(2,464)	Net gain on sale of assets	168
Classified as accruing	(15)	Write downs	(133)
Transferred to real estate owned	0	Transferred from non-performing loans	0
June 30, 2015	$10,560	June 30, 2015	$2,730

The decrease in non-performing loans during the first six months of 2015 related primarily to principal payments received. Of the $2.5 million in principal payments received during the period, $1.9 million related to construction loans to residential builders where the construction had been completed and the borrower paid off the loan from the home sale proceeds.

The following table summarizes the number and types of commercial real estate loans (the largest category of non-performing loans) that were non-performing as of the end of the three most recently completed quarters.

(Dollars in thousands) Property Type	# of relationships	Principal Amount of Loans at June 30, 2015	# of relationships	Principal Amount of Loans at March 31, 2015	# of relationships	Principal Amount of Loans at December 31, 2014
Developments/land	3	$7,999	3	$7,692	3	$8,750

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2015, the net cash provided by operating activities was $0.5 million. The Company collected $76.1 million from the maturities of securities, $0.7 million from principal repayments on securities, $0.2 million from the redemption of FHLB stock, and $0.4 million in proceeds from the sale of real estate. The Company purchased securities of $64.1 million, FHLB stock of $0.1 million, and premises and equipment of $0.4 million. Net loans receivable increased $4.9 million. The Company had a net decrease in deposit balances of $15.3 million (primarily in ethanol-related deposits), redeemed $10.0 million of Preferred Stock, and paid $0.2 million in Preferred Stock dividends. The Company also received $41.0 million in proceeds from borrowings and repaid $31.0 million in borrowings.

The Company has certificates of deposits with outstanding balances of $56.0 million that mature over the next 12 months. Based upon past experience, management anticipates that the majority of the deposits will renew for another term. The Company believes that cash outflow from certificates that do not renew will be replaced with other deposits or FHLB advances. Federal Reserve borrowings or proceeds from the sale of securities could also be used to fund unanticipated outflows of certificates of deposits.

The Company had four deposit customers with aggregate deposits greater than $5.0 million as of June 30, 2015. The $53.4 million in funds held by these customers may be withdrawn at any time and management anticipates that some of these deposits will be withdrawn from the Bank over the next twelve months due to the anticipated cash needs of the customers. If these deposits are withdrawn, it is anticipated that they would be funded with available cash or replaced with deposits from other customers or FHLB advances. Federal Reserve borrowings or proceeds from the sale of securities could also be used to replace unanticipated outflows of large checking and money market deposits.

The Company has the ability to borrow $92.2 million from the FHLB at June 30, 2015, based on the collateral value of the loans pledged. The credit policy of the FHLB relating to the collateral value of the loans collateralizing the available line of credit with the FHLB may change such that the current collateral pledged to secure future advances is no longer acceptable or the formulas for determining the excess pledged collateral may change. The FHLB could also reduce the amount of funds it will lend to the Bank. It is not anticipated that the Bank will need to find alternative funding sources in the next twelve months to replace the available borrowings from the FHLB. However, if needed, excess collateral currently pledged to the FHLB could be pledged to the FRB and the Bank could borrow additional funds from the FRB based on the increased collateral levels or obtain additional deposits.

On February 17, 2015, the Company redeemed the remaining 10,000 shares of its outstanding Preferred Stock after redeeming 16,000 shares in 2014. These redemptions reduced the amount of dividends paid on the Preferred Stock and increased interest expense in the first six months of 2015 when compared to the same period of 2014 as the redemption was funded by a $10.0 million holding company note payable to an unrelated third party.

The Company’s primary source of cash is dividends from the Bank. At June 30, 2015, the Company had $1.0 million in cash and other assets that could readily be turned into cash. The primary use of cash by the Company is the payment of operating expenses and principal and interest on the third party note payable. The interest payments on the note payable are due quarterly and a principal payment of $1.0 million is due on December 15, 2015. It is anticipated that the Bank will dividend to the Company a sufficient amount in the third quarter of 2015 in order for it to make the required principal and interest payments on the note and pay for its ongoing other operating expenses.

The Company also serves as a source of capital, liquidity and financial support to the Bank. Depending upon the operating performance of the Bank and the Company’s other liquidity and capital needs, including potentially Company-level expenses, including the payment of principal and interest on the Company’s outstanding note payable, the Company may find it prudent, subject to prevailing capital market conditions and other factors, to raise additional capital through issuance of its common stock or other equity securities. Additional capital would also potentially permit the Company to implement a strategy of growing Bank assets. Depending on the circumstances, if it were to raise capital, the Company may deploy it to the Bank for general banking purposes, or may retain some or all of it for use by the Company.

If the Company were to raise capital through the issuance of additional shares of common stock or other equity securities, it could dilute the ownership interests of existing stockholders, potentially could dilute the Company’s earnings per share, and, if issued at a price less than the Company’s book value, would dilute the per share book value of our common stock, and could result in a change in control of the Company and the Bank. New investors may also have rights, preferences and privileges senior to the Company’s current stockholders, which may adversely impact the Company’s current stockholders. The Company’s ability to raise additional capital through the issuance of equity securities, if deemed prudent, will depend on, among other factors, conditions in the capital markets at that time, which are outside of its control, and on the Company’s financial performance and plans. Accordingly, the Company may not be able to raise additional capital, if deemed prudent, on favorable economic terms, or other terms acceptable to it. If the Bank cannot satisfactorily address its respective capital needs as they arise, the Company’s ability to maintain or expand its operations, maintain compliance with the regulatory capital requirements, to pay dividends to the Company, to operate without additional regulatory or other restrictions, and its operating results, could be materially adversely affected.

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

The following table discloses the projected changes in the market value to the Company’s interest-earning assets and interest-bearing liabilities based upon incremental 100 basis-point changes in interest rates from interest rates in effect on June 30, 2015.

	Market Value
(Dollars in thousands)
Basis point change in interest rates	-100	0	+100	+200
Total market risk sensitive assets	$555,766	548,202	536,587	523,407
Total market risk sensitive liabilities	478,721	449,931	429,626	416,260
Off-balance sheet financial instruments	(530)	0	239	525
Net market risk	$77,575	98,271	106,722	106,622
Percentage change from current market value	(21.06)%	0.00%	8.60%	8.50%

The preceding table was prepared utilizing a model using the following assumptions (the Model Assumptions) regarding prepayment and decay ratios, which were determined by management based upon their review of historical prepayment speeds and future prepayment projections. Fixed rate loans were assumed to prepay at annual rates of between 4% to 58%, depending on the note rate and the period to maturity. Adjustable rate mortgages (ARMs) were assumed to prepay at annual rates of between 18% and 138%, depending on the note rate and the period to maturity. Mortgage-backed securities were projected to have prepayments based upon the underlying collateral securing the instrument. Certificate accounts were assumed not to be withdrawn until maturity. Passbook accounts were assumed to decay at an annual rate of 6% and retail money market accounts were assumed to decay at an annual rate of 8%. Retail checking accounts were assumed to decay at an annual rate of 3%. Commercial checking accounts and money market accounts were assumed to decay at annual rates of 7% and 12%, respectively. Commercial non-interest checking accounts were assumed to decay at an annual rate of 7%. Callable investments were projected to be called at the first call date where the projected interest rate on similar remaining term instruments exceeded the interest rate on the callable advance or investment.

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

Asset/Liability Management

The Company’s management reviews the impact that changing interest rates will have on its net interest income projected for the next twelve months to determine if its current level of interest rate risk is acceptable. The following table projects the estimated impact on net interest income during the twelve month period ending June 30, 2016 of immediate interest rate changes called rate shocks.

(Dollars in thousands)
Rate Shock in Basis Points	Projected Change in Net Interest Income	Percentage Change
+200	$2,435	13.02%
+100	$1,466	7.84%
0	$0	0.00%
-100	$(2,138)	(11.43)%

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

To the extent consistent with its interest rate spread objectives, the Bank attempts to manage its interest rate risk and has taken a number of steps to restructure its balance sheet in order to better match the maturities of its assets and liabilities. In the past, more fixed rate loans were placed into the single family loan portfolio. Over the past several years, the Bank has primarily focused its fixed rate one-to-four family residential lending program on loans that are saleable to third parties and generally placed only those fixed rate loans that met certain risk characteristics into its loan portfolio. The Bank’s commercial loan production continued to emphasize adjustable rate loans with minimum interest rate floors; however, a majority of the commercial portfolio is comprised of fixed rate loans with an average maturity of less than five years.

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

ITEM 1A.      Risk Factors.

There have been no material changes to the Company’s risk factors contained in its Annual Report on Form 10-K for the year ended December 31, 2014 and Form 10-Q for the quarter ended March 31, 2015. For a further discussion of our Risk Factors, see Part I, Item 1.A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and Form 10-Q for the quarter ended March 31, 2015.

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

HMN FINANCIAL, INC.
Registrant

Date: August 5, 2015	By:	/s/ Bradley Krehbiel
Bradley Krehbiel, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2015	By:	/s/ Jon Eberle
Jon Eberle,
Senior Vice President, Chief Financial Officer, and Treasurer
(Principal Financial Officer)

HMN FINANCIAL, INC.

INDEX TO EXHIBITS

FOR FORM 10-Q

Sequential
Page Numbering
Where Attached
Regulation		Exhibits Are
S-K		Located in This
Exhibit Number	Document Attached Hereto	Form 10-Q Report

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	Filed Electronically

32	Section 1350 Certifications of CEO and CFO	Filed Electronically

101

Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended June 30, 2015, filed with the SEC on August 5, 2015, formatted in Extensible Business Reporting Language (XBRL); (i) the Consolidated Balance Sheet at June 30, 2015 and December 31, 2014, (ii) the Consolidated Statements of Comprehensive Income for the Three Month and Six Month Periods Ended June 30, 2015 and 2014, (iii) the Consolidated Statement of Stockholders’ Equity for the Six Month Period Ended June 30, 2015, (iv) the Consolidated Statements of Cash Flows for the Six Month Period Ended June 30, 2015 and 2014, and (v) Notes to Consolidated Financial Statements.

Filed Electronically