Form 10-Q
period 2015-09-30
HMN FINANCIAL INC
filed 2015-11-04
CIK 921183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐          No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at October 20, 2015
Common stock, $0.01 par value	4,482,893

HMN FINANCIAL, INC.

Part I – FINANCIAL INFORMATION

Item 1: Financial Statements

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30,	December 31,
(Dollars in thousands)	2015	2014
	(unaudited)
Assets
Cash and cash equivalents	$10,359	46,634
Securities available for sale:
Mortgage-backed and related securities (amortized cost $6,979 and $2,755)	7,080	2,909
Other marketable securities (amortized cost $138,254 and $135,772)	138,258	134,925
	145,338	137,834

Loans held for sale	5,153	2,076
Loans receivable, net	432,174	365,113
Accrued interest receivable	2,162	1,713
Real estate, net	2,504	3,103
Federal Home Loan Bank stock, at cost	691	777
Mortgage servicing rights, net	1,446	1,507
Premises and equipment, net	7,426	6,982
Core deposit intangible	411	0
Prepaid expenses and other assets	1,040	1,157
Deferred tax asset, net	10,213	10,530
Total assets	$618,917	577,426

Liabilities and Stockholders’ Equity
Deposits	$531,586	496,750
Other borrowings	10,000	0
Accrued interest payable	252	93
Customer escrows	1,274	788
Accrued expenses and other liabilities	7,095	3,782
Total liabilities	550,207	501,413
Commitments and contingencies
Stockholders’ equity:
Serial preferred stock ($.01 par value): authorized 500,000 shares; issued and outstanding shares 0 and 10,000	0	10,000
Common stock ($.01 par value): authorized 16,000,000; issued shares 9,128,662	91	91
Additional paid-in capital	50,314	50,207
Retained earnings, subject to certain restrictions	79,446	77,805
Accumulated other comprehensive income (loss), net of tax	63	(418)
Unearned employee stock ownership plan shares	(2,465)	(2,610)
Treasury stock, at cost 4,645,769 and 4,658,323 shares	(58,739)	(59,062)
Total stockholders’ equity	68,710	76,013
Total liabilities and stockholders’ equity	$618,917	577,426

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2015	2014	2015	2014
Interest income:
Loans receivable	$4,860	4,669	13,751	14,398
Securities available for sale:
Mortgage-backed and related	35	38	87	131
Other marketable	468	378	1,455	889
Cash equivalents	26	45	48	157
Other	1	1	3	3
Total interest income	5,390	5,131	15,344	15,578

Interest expense:
Deposits	231	297	705	937
Federal Home Loan Bank advances	0	0	1	0
Other borrowings	166	0	408	0
Total interest expense	397	297	1,114	937
Net interest income	4,993	4,834	14,230	14,641
Provision for loan losses	(56)	(989)	(239)	(4,777)
Net interest income after provision for loan losses	5,049	5,823	14,469	19,418

Non-interest income:
Fees and service charges	863	903	2,489	2,627
Mortgage servicing fees	262	263	778	787
Gain on sales of loans	613	804	1,428	1,480
Gain on acquisition	289	0	289	0
Other	204	224	708	710
Total non-interest income	2,231	2,194	5,692	5,604

Non-interest expense:
Compensation and benefits	3,299	3,193	10,285	9,944
Losses (gains) on real estate owned	168	(78)	121	(1,130)
Occupancy	936	896	2,741	2,654
Deposit insurance	125	74	269	328
Data processing	254	240	753	735
Other	1,187	1,100	3,031	3,055
Total non-interest expense	5,969	5,425	17,200	15,586
Income before income tax expense	1,311	2,592	2,961	9,436
Income tax expense	491	1,054	1,095	3,736
Net income	$820	1,538	1,866	5,700
Preferred stock dividends	0	(360)	(108)	(1,417)
Net income for common shareholders	820	1,178	1,758	4,283
Other comprehensive income (loss), net of tax	275	(70)	481	302
Comprehensive income attributable to common shareholders	$1,095	1,108	2,239	4,585
Basic earnings per common share	$0.20	0.29	0.43	1.06
Diluted earnings per common share	$0.18	0.25	0.38	0.93

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders' Equity

For the Nine-Month Period Ended September 30, 2015

(unaudited)

						Unearned
						Employee
					Accumulated	Stock		Total
	Serial		Additional		Other	Ownership		Stock-
	Preferred	Common	Paid-in	Retained	Comprehensive	Plan	Treasury	Holders’
(Dollars in thousands)	Stock	Stock	Capital	Earnings	Income (Loss)	Shares	Stock	Equity
Balance, December 31, 2014	$10,000	91	50,207	77,805	(418)	(2,610)	(59,062)	76,013
Net income				1,866				1,866
Other comprehensive income					481			481
Redemption of preferred stock	(10,000)							(10,000)
Restricted stock awards			(332)				332	0
Restricted stock awards forfeiture			9				(9)	0
Amortization of restricted stock awards			387					387
Dividends on preferred stock				(225)				(225)
Earned employee stock ownership plan shares			43			145		188
Balance, September 30, 2015	$0	91	50,314	79,446	63	(2,465)	(58,739)	68,710

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2015	2014
Cash flows from operating activities:
Net income	$1,866	5,700
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	(239)	(4,777)
Depreciation	516	416
Amortization of (discounts) premiums, net	(10)	7
Amortization of deferred loan fees	(194)	(175)
Amortization of core deposit intangible	9	0
Amortization of purchased loan market adjustments	(112)	0
Amortization of mortgage servicing rights and servicing costs	427	385
Capitalized mortgage servicing rights	(366)	(219)
Loss (gain) on sales of real estate	121	(1,130)
Gain on sales of loans	(1,428)	(1,480)
Proceeds from sale of loans held for sale	55,995	42,724
Disbursements on loans held for sale	(50,952)	(29,032)
Amortization of restricted stock awards	387	176
Amortization of unearned ESOP shares	145	145
Earned employee stock ownership shares priced above original cost	43	37
Stock option compensation	0	1
(Increase) decrease in accrued interest receivable	(254)	167
Increase (decrease) in accrued interest payable	148	(46)
Decrease in other assets	195	170
Increase in other liabilities	3,252	3,508
Other, net	33	388
Net cash provided by operating activities	9,582	16,965
Cash flows from investing activities:
Principal collected on securities available for sale	1,257	1,726
Proceeds collected on maturities of securities available for sale	118,570	55,000
Purchases of securities available for sale	(109,070)	(89,000)
Purchase of Federal Home Loan Bank Stock	(119)	0
Redemption of Federal Home Loan Bank Stock	205	7
Proceeds from sales of real estate and premises	772	4,382
Net (increase) decrease in loans receivable	(49,252)	11,898
Gain on acquisition	(289)	0
Acquisition of Kasson State Bank (net of cash acquired)	4,816	0
Purchases of premises and equipment	(570)	(538)
Net cash used by investing activities	(33,680)	(16,525)
Cash flows from financing activities:
Decrease in deposits	(12,438)	(49,024)
Redemption of preferred stock	(10,000)	(10,000)
Dividends to preferred stockholders	(225)	(5,604)
Proceeds from borrowings	41,000	0
Repayment of borrowings	(31,000)	0
Increase in customer escrows	486	679
Net cash used by financing activities	(12,177)	(63,949)
Decrease in cash and cash equivalents	(36,275)	(63,509)
Cash and cash equivalents, beginning of period	46,634	120,686
Cash and cash equivalents, end of period	$10,359	57,177
Supplemental cash flow disclosures:
Cash paid for interest	$954	983
Cash paid for income taxes	191	0
Supplemental noncash flow disclosures:
Transfer of loans to real estate	110	142
Loans transferred to loans held for sale	6,701	11,954

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

September 30, 2015 and 2014

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

(2) Basis of Preparation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of comprehensive income, consolidated statement of stockholders' equity and consolidated statements of cash flows in conformity with U.S. generally accepted accounting principles. However, all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included.  The results of operations for the nine-month period ended September 30, 2015 are not necessarily indicative of the results which may be expected for the entire year.

(3) Derivative Instruments and Hedging Activities

The Company had commitments outstanding to extend credit to future borrowers that had not closed prior to the end of the quarter. The Company intends to sell these commitments, which are referred to as its mortgage pipeline. As commitments to originate or purchase loans enter the mortgage pipeline, the Company generally enters into commitments to sell the mortgage pipeline into the secondary market on a firm commitment or best efforts basis. The commitments to originate, purchase or sell loans on a firm commitment basis are derivatives and are recorded at market value. As a result of marking to market the mortgage pipeline and the related firm commitments to sell at September 30, 2015, the Company recorded an increase in other assets of $76,000, an increase in other liabilities of $9,000 and a gain included in the gain on sales of loans of $67,000.

The current commitments to sell loans held for sale are derivatives that do not qualify for hedge accounting. As a result, these derivatives are marked to market and the related loans held for sale are recorded at the lower-of-cost-or-market. As of and for the nine months ended September 30, 2015, the Company recorded an increase in other liabilities of $75,000 and a loss included in the gain on sales of loans of $75,000.

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

The following table summarizes the assets and liabilities of the Company for which fair values are determined on a recurring basis as of September 30, 2015 and December 31, 2014.

	Carrying value at September 30, 2015

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale	$145,338	0	145,338	0
Mortgage loan commitments	93	0	93	0
Total	$145,431	0	145,431	0

	Carrying value at December 31, 2014

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale	$137,834	0	137,834	0
Mortgage loan commitments	16	0	16	0
Total	$137,850	0	137,850	0

There were no transfers between Levels 1, 2, or 3 during the three or nine-month periods ended September 30, 2015.

The Company may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from the application of the lower-of-cost-or-market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis in the third quarter of 2015 that were still held at September 30, 2015, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at September 30, 2015 and December 31, 2014.

	Carrying value at September 30, 2015
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Three months ended September 30, 2015 Total gains (losses)	Nine months ended September 30, 2015 Total gains (losses)
Loans held for sale	$5,153	0	5,153	0	83	75
Mortgage servicing rights	1,446	0	1,446	0	0	0
Loans (1)	9,848	0	9,848	0	39	(203)
Real estate, net (2)	2,504	0	2,504	0	(200)	(200)
Total	$18,951	0	18,951	0	(78)	(328)

	Carrying value at December 31, 2014
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Year ended December 31, 2014 Total gains (losses)
Loans held for sale	$2,076	0	2,076	0	(1)
Mortgage servicing rights	1,507	0	1,507	0	0
Loans (1)	11,882	0	11,882	0	532
Real estate, net (2)	3,103	0	3,103	0	(134)
Total	$18,568	0	18,568	0	397

(1)	Represents the carrying value and related specific reserves on loans for which adjustments are based on the appraised value of the collateral. The carrying value of loans fully charged-off is zero.
(2)	Represents the fair value and related losses of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

(5) Fair Value of Financial Instruments

Generally accepted accounting principles require interim reporting period disclosure about the fair value of financial instruments, including assets, liabilities and off-balance sheet items for which it is practicable to estimate fair value. The fair value hierarchy level for each asset and liability, as defined in note 4, have been included in the following table for September 30, 2015. The fair value estimates are made based upon relevant market information, if available, and upon the characteristics of the financial instruments themselves. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based upon judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. The estimated fair value of the Company’s financial instruments as of September 30, 2015 and December 31, 2014 are shown below.

	September 30, 2015						December 31, 2014
			Fair value hierarchy						Fair value hierarchy
(Dollars in thousands)	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3	Contract amount	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3	Contract amount
Financial assets:
Cash and cash equivalents	$10,359	10,359	10,359				46,634	46,634	46,634
Securities available for sale	145,338	145,338		145,338			137,834	137,834		137,834
Loans held for sale	5,153	5,153		5,153			2,076	2,076		2,076
Loans receivable, net	432,174	430,694		430,694			365,113	364,509		364,509
Federal Home Loan Bank stock	691	691		691			777	777		777
Accrued interest receivable	2,162	2,162		2,162			1,713	1,713		1,713
Financial liabilities:
Deposits	531,586	531,310		531,310			496,750	496,494		496,494
Other borrowings	10,000	10,025		10,025			0	0
Accrued interest payable	252	252		252			93	93		93
Off-balance sheet financial instruments:
Commitments to extend credit	93	93				234,591	16	16				141,578
Commitments to sell loans	(114)	(114)				11,061	(30)	(30)				3,279

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

(6) Other Comprehensive Income (Loss)

Other comprehensive income (loss) is defined as the change in equity during a period from transactions and other events from nonowner sources. Comprehensive income (loss) is the total of net income and other comprehensive income (loss), which for the Company is comprised of unrealized gains and losses on securities available for sale. The components of other comprehensive income (loss) and the related tax effects for the quarter and nine-months ended September 30, 2015 and 2014 were as follows:

	For the three months ended September 30,
(Dollars in thousands)	2015			2014
Securities available for sale:	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Net unrealized gains (losses) arising during the period	$458	183	275	(234)	(164)	(70)
Other comprehensive income (loss)	$458	183	275	(234)	(164)	(70)

	For the nine months ended September 30,
(Dollars in thousands)	2015			2014
Securities available for sale:	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Net unrealized gains arising during the period	$798	317	481	317	15	302
Other comprehensive income	$798	317	481	317	15	302

(7) Securities Available For Sale

The following table shows the gross unrealized losses and fair value for the securities available for sale portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2015 and December 31, 2014.

	September 30, 2015
	Less than twelve months			Twelve months or more			Total
(Dollars in thousands)	# of Investments	Fair Value	Unrealized Losses	# of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage backed securities:
Federal National Mortgage Association (FNMA)	6	$51	(1)	0	$0	0	51	(1)
Collateralized mortgage obligations:
FNMA	2	522	(2)	0	0	0	522	(2)
Other marketable securities:
U.S. Government agency obligations	1	5,005	(2)	0	0	0	5,005	(2)
Municipal obligations	14	2,168	(6)	0	0	0	2,168	(6)
Corporate debt	1	337	(4)	0	0	0	337	(4)
Corporate preferred stock	0	0	0	1	350	(350)	350	(350)
Corporate equity	1	52	(6)	0	0	0	52	(6)
Total temporarily impaired securities	25	$8,135	(21)	1	$350	(350)	$8,485	(371)

	December 31, 2014
	Less than twelve months			Twelve months or more			Total
(Dollars in thousands)	# of Investments	Fair Value	Unrealized Losses	# of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Other marketable securities:
U.S. Government agency obligations	22	$104,453	(551)	1	$4,970	(50)	$109,423	(601)
Corporate preferred stock	0	0	0	1	420	(280)	420	(280)
Total temporarily impaired securities	22	$104,453	(551)	2	$5,390	(330)	$109,843	(881)

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

The unrealized losses reported for corporate preferred stock over twelve months at September 30, 2015 related to a single trust preferred security that was issued by the holding company of a small community bank. Typical of most trust preferred issuances, the issuer has the ability to defer interest payments for up to five years with interest payable on the deferred balance. In September 2014, the issuer paid all previously deferred interest that was due and all payments were current as of September 30, 2014. In January 2015, the issuer began to defer its scheduled interest payments as allowed by the terms of the security agreement. The issuer’s subsidiary bank has incurred operating losses due to increased provisions for loan losses but still met the regulatory requirements to be considered “well capitalized” based on its most recent regulatory filing. Based on a review of the issuer, it was determined that the trust preferred security was not other-than-temporarily impaired at September 30, 2015. The Company does not intend to sell the trust preferred security and has the intent and ability to hold it for a period of time sufficient to recover the temporary loss. Management believes that the Company will receive all principal and interest payments contractually due on the security and that the decrease in the market value is primarily due to a lack of liquidity in the market for trust preferred securities and the deferral of interest by the issuer. Management will continue to monitor the credit risk of the issuer and may be required to recognize other-than-temporary impairment charges on this security in future periods.

A summary of securities available for sale at September 30, 2015 and December 31, 2014 is as follows:

		Gross unrealized	Gross unrealized
(Dollars in thousands)	Amortized cost	gains	losses	Fair value
September 30, 2015:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation (FHLMC)	$1,382	45	0	1,427
FNMA	2,598	41	(1)	2,638
Government National Mortgage Association (GNMA)	40	0	0	40

Collateralized mortgage obligations:
FHLMC	1,285	9	0	1,294
FNMA	1,625	9	(2)	1,632
GNMA	49	0	0	49
	6,979	104	(3)	7,080
Other marketable securities:
U.S. Government agency obligations	133,151	355	(2)	133,504
Municipal obligations	4,004	17	(6)	4,015
Corporate debt	341	0	(4)	337
Corporate preferred stock	700	0	(350)	350
Corporate equity	58	0	(6)	52
	138,254	372	(368)	138,258
	$145,233	476	(371)	145,338

		Gross unrealized	Gross unrealized
(Dollars in thousands)	Amortized cost	gains	losses	Fair value
December 31, 2014:
Mortgage-backed securities:
FHLMC	$1,418	90	0	1,508
FNMA	1,337	64	0	1,401
	2,755	154	0	2,909
Other marketable securities:
U.S. Government agency obligations	135,014	31	(601)	134,444
Corporate preferred stock	700	0	(280)	420
Corporate equity	58	3	0	61
	135,772	34	(881)	134,925
	$138,527	188	(881)	137,834

The following table indicates amortized cost and estimated fair value of securities available for sale at September 30, 2015 based upon contractual maturity adjusted for scheduled repayments of principal and projected prepayments of principal based upon current economic conditions and interest rates.

(Dollars in thousands)	Amortized Cost	Fair Value
Due less than one year	$8,180	8,228
Due after one year through five years	132,979	133,376
Due after five years through ten years	3,038	3,051
Due after ten years	978	631
No stated maturity	58	52
Total	$145,233	145,338

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

(8) Loans Receivable, Net

A summary of loans receivable at September 30, 2015 and December 31, 2014 is as follows:

(Dollars in thousands)	September 30, 2015	December 31, 2014
1-4 family	$82,227	69,841
Commercial real estate:
Residential developments	29,074	19,960
Other	207,045	171,708
	236,119	191,668
Consumer	62,855	54,925
Commercial business:
Construction industry	7,210	7,121
Other	52,616	50,001
	59,826	57,122
Total loans	441,027	373,556
Less:
Unamortized discounts	14	14
Net deferred loan costs	53	97
Allowance for loan losses	8,786	8,332
Total loans receivable, net	$432,174	365,113

(9) Allowance for Loan Losses and Credit Quality Information

The allowance for loan losses for the three and nine months ended September 30, 2015 and 2014 is summarized as follows:

(Dollars in thousands)	1-4 Family	Commercial Real Estate	Consumer	Commercial Business	Total
For the three months ended September 30, 2015:
Balance, June 30, 2015	$1,011	5,278	1,162	951	8,402
Provision for losses	117	(462)	25	264	(56)
Charge-offs	(19)	0	(39)	(1)	(59)
Recoveries	1	435	7	56	499
Balance, September 30, 2015	$1,110	5,251	1,155	1,270	8,786

For the nine months ended September 30, 2015:
Balance, December 31, 2014	$1,096	5,024	1,009	1,203	8,332
Provision for losses	30	(415)	191	(45)	(239)
Charge-offs	(19)	0	(66)	(6)	(91)
Recoveries	3	642	21	118	784
Balance, September 30, 2015	$1,110	5,251	1,155	1,270	8,786

Allocated to:
Specific reserves	$270	370	307	127	1,074
General reserves	826	4,654	702	1,076	7,258
Balance, December 31, 2014	$1,096	5,024	1,009	1,203	8,332

Allocated to:
Specific reserves	$220	259	353	79	911
General reserves	890	4,992	802	1,191	7,875
Balance, September 30, 2015	$1,110	5,251	1,155	1,270	8,786

Loans receivable at December 31, 2014:
Individually reviewed for impairment	$1,867	9,728	806	555	12,956
Collectively reviewed for impairment	67,974	181,940	54,119	56,567	360,600
Ending balance	$69,841	191,668	54,925	57,122	373,556
Loans receivable at September 30, 2015:
Individually reviewed for impairment	$1,862	7,589	917	402	10,770
Collectively reviewed for impairment	80,365	228,530	61,938	59,424	430,257
Ending balance	$82,227	236,119	62,855	59,826	441,027

(Dollars in thousands)	1-4 Family	Commercial Real Estate	Consumer	Commercial Business	Total
For the three months ended September 30, 2014:
Balance, June 30, 2014	$2,085	3,823	1,164	1,624	8,696
Provision for losses	(489)	14	(16)	(498)	(989)
Charge-offs	0	0	(15)	(55)	(70)
Recoveries	0	229	10	47	286
Balance, September 30, 2014	$1,596	4,066	1,143	1,118	7,923

For the nine months ended September 30, 2014:
Balance, December 31, 2013	$1,628	6,458	1,106	2,209	11,401
Provision for losses	60	(3,588)	83	(1,332)	(4,777)
Charge-offs	(92)	(936)	(75)	(56)	(1,159)
Recoveries	0	2,132	29	297	2,458
Balance, September 30, 2014	$1,596	4,066	1,143	1,118	7,923

The following table summarizes the amount of classified and unclassified loans at September 30, 2015 and December 31, 2014:

	September 30, 2015
	Classified					Unclassified
(Dollars in thousands)	Special Mention	Substandard	Doubtful	Loss	Total	Total	Total Loans
1-4 family	$191	2,556	55	0	2,802	79,425	82,227
Commercial real estate:
Residential developments	0	6,842	0	0	6,842	22,232	29,074
Other	3,158	12,744	0	0	15,902	191,143	207,045
Consumer	0	568	89	260	917	61,938	62,855
Commercial business:
Construction industry	48	185	0	0	233	6,977	7,210
Other	4,653	1,567	14	0	6,234	46,382	52,616
	$8,050	24,462	158	260	32,930	408,097	441,027

	December 31, 2014
	Classified					Unclassified
(Dollars in thousands)	Special Mention	Substandard	Doubtful	Loss	Total	Total	Total Loans
1-4 family	$0	2,493	207	0	2,700	67,141	69,841
Commercial real estate:
Residential developments	323	9,960	0	0	10,283	9,677	19,960
Other	7,376	8,792	0	0	16,168	155,540	171,708
Consumer	0	489	55	261	805	54,120	54,925
Commercial business:
Construction industry	0	439	0	0	439	6,682	7,121
Other	4,255	1,156	0	0	5,411	44,590	50,001
	$11,954	23,329	262	261	35,806	337,750	373,556

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

The aging of past due loans at September 30, 2015 and December 31, 2014 is summarized as follows:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
September 30, 2015
1-4 family	$915	318	714	1,947	80,280	82,227	0
Commercial real estate:
Residential developments	0	0	0	0	29,074	29,074	0
Other	0	0	0	0	207,045	207,045	0
Consumer	306	290	147	743	62,112	62,855	0
Commercial business:
Construction industry	0	0	0	0	7,210	7,210	0
Other	263	20	15	298	52,318	52,616	0
	$1,484	628	876	2,988	438,039	441,027	0

December 31, 2014
1-4 family	$413	673	841	1,927	67,914	69,841	0
Commercial real estate:
Residential developments	0	0	0	0	19,960	19,960	0
Other	0	0	0	0	171,708	171,708	0
Consumer	550	176	131	857	54,068	54,925	0
Commercial business:
Construction industry	0	0	0	0	7,121	7,121	0
Other	136	0	0	136	49,865	50,001	0
	$1,099	849	972	2,920	370,636	373,556	0

Impaired loans include loans that are non-performing (non-accruing) and loans that have been modified in a troubled debt restructuring (TDR). The following table summarizes impaired loans and related allowances as of September 30, 2015 and December 31, 2014:

	September 30, 2015			December 31, 2014
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans with no related allowance recorded:
1-4 family	$995	995	0	755	755	0
Commercial real estate:
Residential developments	5,215	7,558	0	7,416	10,040	0
Other	500	645	0	48	216	0
Consumer	410	411	0	463	464	0
Commercial business:
Construction industry	0	102	0	80	198	0
Other	14	14	0	0	0	0
Loans with an allowance recorded:
1-4 family	867	867	220	1,112	1,112	270
Commercial real estate:
Residential developments	1,684	1,684	233	1,522	1,522	240
Other	190	190	26	742	743	130
Consumer	507	524	353	343	360	307
Commercial business:
Construction industry	0	0	0	0	0	0
Other	388	939	79	475	1,026	127
Total:
1-4 family	1,862	1,862	220	1,867	1,867	270
Commercial real estate:
Residential developments	6,899	9,242	233	8,938	11,562	240
Other	690	835	26	790	959	130
Consumer	917	935	353	806	824	307
Commercial business:
Construction industry	0	102	0	80	198	0
Other	402	953	79	475	1,026	127
	$10,770	13,929	911	12,956	16,436	1,074

The following tables summarize average recorded investment and interest income recognized on impaired loans during the three and nine months ended September 30, 2015 and 2014.

	For the three months ended September 30, 2015		For the nine months ended September 30, 2015
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance recorded:
1-4 family	$989	1	866	32
Commercial real estate:
Residential developments	5,884	97	6,480	287
Other	501	8	388	22
Consumer	363	1	365	5
Commercial business:
Construction industry	3	0	36	0
Other	20	0	10	1
Loans with an allowance recorded:
1-4 family	968	3	1,069	10
Commercial real estate:
Residential developments	1,705	6	1,540	24
Other	192	0	330	0
Consumer	531	2	434	16
Commercial business:
Construction industry	0	0	0	0
Other	397	4	432	13
Total:
1-4 family	1,957	4	1,935	42
Commercial real estate:
Residential developments	7,589	103	8,020	311
Other	693	8	718	22
Consumer	894	3	799	21
Commercial business:
Construction industry	3	0	36	0
Other	417	4	442	14
	$11,553	122	11,950	410

	For the three months ended September 30, 2014		For the nine months ended September 30, 2014
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance recorded:
1-4 family	$234	3	352	6
Commercial real estate:
Residential developments	7,691	102	7,688	112
Other	51	5	51	5
Consumer	456	8	468	10
Commercial business:
Construction industry	86	0	89	0
Other	0	0	0	0
Loans with an allowance recorded:
1-4 family	1,606	6	1,651	13
Commercial real estate:
Residential developments	1,153	0	3,521	0
Other	866	9	874	24
Consumer	489	3	479	9
Commercial business:
Construction industry	0	0	0	0
Other	981	8	990	23
Total:
1-4 family	1,840	9	2,003	19
Commercial real estate:
Residential developments	8,844	102	11,209	112
Other	917	14	925	29
Consumer	945	11	947	19
Commercial business:
Construction industry	86	0	89	0
Other	981	8	990	23
	$13,613	144	16,163	202

At September 30, 2015 and December 31, 2014, non-accruing loans totaled $9.1 million and $10.9 million, respectively, for which the related allowance for loan losses was $0.6 million and $0.8 million, respectively. All of the interest income that was recognized for non-accruing loans was recognized using the cash basis method of income recognition. Non-accruing loans for which no specific allowance has been recorded, because management determined that the value of the collateral was sufficient to repay the loan, totaled $6.7 million and $8.0 million at September 30, 2015 and December 31, 2014, respectively. Non-accrual loans also include certain loans that have had terms modified in a TDR.

The non-accrual loans at September 30, 2015 and December 31, 2014 are summarized as follows:

(Dollars in thousands)	September 30, 2015	December 31, 2014

1-4 family	$1,621	$1,564
Commercial real estate:
Residential developments	6,382	8,483
Other	235	267
Consumer	797	486
Commercial business:
Construction industry	0	80
Other	17	40
	$9,052	$10,920

At September 30, 2015 and December 31, 2014 there were loans included in loans receivable, net, with terms that had been modified in a TDR totaling $7.8 million and $9.4 million, respectively. For the loans that were restructured in the third quarter of 2015, $74,000 were classified but performing and $26,000 were non-performing at September 30, 2015. There were no loans modified in the third quarter of 2014.

The following table summarizes TDRs at September 30, 2015 and December 31, 2014:

	September 30, 2015			December 31, 2014
(Dollars in thousands)	Accrual	Non-Accrual	Total	Accrual	Non-Accrual	Total
1-4 family	$241	361	602	303	65	368
Commercial real estate	971	5,216	6,187	979	6,977	7,956
Consumer	121	470	591	320	251	571
Commercial business	385	2	387	434	121	555
	$1,718	6,049	7,767	2,036	7,414	9,450

There were no material commitments to lend additional funds to customers whose loans were restructured or classified as nonaccrual at September 30, 2015 or December 31, 2014.

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

When a loan is modified as a TDR, there may be a direct, material impact on the loans within the balance sheet, as principal balances may be partially forgiven. The financial effects of TDRs are presented in the following tables and represent the difference between the outstanding recorded balance pre-modification and post-modification, for the three month and nine month periods ended September 30, 2015 and 2014.

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
(Dollars in thousands)	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Troubled debt restructurings:
1-4 family	1	$46	$46	2	$358	$358
Consumer	4	53	54	11	365	367
Total	5	$99	$100	13	$723	$725

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
(Dollars in thousands)	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Troubled debt restructurings:
1-4 family	0	$0	$0	2	$760	$760
Consumer	0	0	0	4	155	140
Total	0	$0	$0	6	$915	$900

There were no loans restructured in the 12 months preceding September 30, 2015 that defaulted in the three and nine months ended September 30, 2015. Loans that were restructured within the 12 months preceding September 30, 2014 that defaulted during the three and nine month periods ended September 30, 2014 are presented in the following table:

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
(Dollars in thousands)	Number of Contracts	Outstanding Recorded Investment	Number of Contracts	Outstanding Recorded Investment
Troubled debt restructurings that subsequently defaulted:
1-4 family	0	$0	1	$640
Total	0	$0	1	$640

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

TDRs are reviewed for impairment following the same methodology as other impaired loans. For loans that are collateral dependent, the value of the collateral is reviewed and additional reserves may be added as needed. Loans that are not collateral dependent may have additional reserves established if deemed necessary. The reserves for TDRs was $0.4 million, or 4.5%, of the total $8.8 million in loan loss reserves at September 30, 2015 and $0.4 million, or 5.1%, of the total $8.3 million in loan loss reserves at December 31, 2014.

Loans acquired in a business combination are segregated into two types: purchased performing loans with a discount attributable at least in part to credit quality and purchased credit impaired (PCI) loans with evidence of significant credit deterioration. Purchased performing loans are accounted for in accordance with ASC 310-20 “Nonrefundable Fees and Other Costs” as these loans do not have evidence of credit deterioration since origination. PCI loans are accounted for in accordance with ASC 310-30 “Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality” as they display significant credit deterioration since origination. In accordance with ASC 310-30, for PCI loans, the difference between contractually required payments at acquisition and the cash flows expected to be collected is referred to as the non-accretable difference. This amount is not recognized as a yield adjustment or as a loss accrual or a valuation allowance. Furthermore, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loans when there is a reasonable expectation about the amount and timing of such cash flows. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through an adjustment of the yield on the loan over its remaining estimated life. Decreases in expected cash flows are recognized immediately as an impairment through the provision for loan losses.

The following is additional information with respect to loans acquired through the Kasson State Bank acquisition:

(Dollars in thousands)	Contractual Principal Receivable	Accretable Difference	Carrying Amount
Purchased Performing Loans:
Balance at August 15, 2015:	$24,215	(793)	23,422
Change due to payments/refinances	(1,730)	122	(1,608)
Transferred to foreclosed assets	0	0	0
Change due to loan charge-off	0	0	0
Balance at September 30, 2015	$22,485	(671)	21,814

(Dollars in thousands)	Contractual Principal Receivable	Non-Accretable Difference	Carrying Amount
Purchased Credit Impaired Loans:
Balance at August 15, 2015:	$1,134	(497)	637
Change due to payments/refinances	(16)	0	(16)
Transferred to foreclosed assets	0	0	0
Change due to loan charge-off	0	0	0
Balance at September 30, 2015	$1,118	(497)	621

As a result of the Kasson State Bank acquisition, the Company has PCI loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable at acquisition that all contractually required payments would not be collected. The carrying amount of those loans as of September 30, 2015 was $0.6 million.

No provision for loan losses was recognized during the period ended September 30, 2015 related to acquired loans as there was no significant change to the credit quality of those loans.

(10) Investment in Mortgage Servicing Rights

A summary of mortgage servicing rights activity is as follows:

(Dollars in thousands)	Nine Months ended September 30, 2015	Twelve Months ended December 31, 2014	Nine Months ended September 30, 2014
Mortgage servicing rights:
Balance, beginning of period	$1,507	1,708	1,708
Originations	366	316	219
Amortization	(427)	(517)	(385)
Balance, end of period	$1,446	1,507	1,542
Fair value of mortgage servicing rights	$2,579	2,562	2,661

All of the loans being serviced are single family loans serviced for the FNMA under the individual loan sale program. The following is a summary of the risk characteristics of the loans being serviced at September 30, 2015.

(Dollars in thousands)	Loan Principal Balance	Weighted Average Interest Rate	Weighted Average Remaining Term (months)	Number of Loans
Original term 30 year fixed rate	$210,023	4.24	299	1,813
Original term 15 year fixed rate	107,843	3.25	139	1,205
Adjustable rate	59	4.38	308	2

(11) Intangible Assets

The gross carrying amount of intangible assets and the associated accumulated amortization at September 30, 2015 and 2014 is presented in the table below. Amortization expense for intangible assets was $436,000 and $385,000 respectively, for the nine-month periods ended September 30, 2015 and 2014.

	September 30, 2015
	Gross
(Dollars in thousands)	Carrying Amount	Accumulated Amortization	Unamortized Intangible Assets
Mortgage servicing rights	$3,736	(2,290)	1,446
Core deposit intangible	420	(9)	411
Total	$4,156	(2,299)	1,857

	September 30, 2014
	Gross
(Dollars in thousands)	Carrying Amount	Accumulated Amortization	Unamortized Intangible Assets
Mortgage servicing rights	$3,597	(2,055)	1,542
Total	$3,597	(2,055)	1,542

The following table indicates the estimated future amortization expense for intangible assets:

(Dollars in thousands)	Mortgage Servicing Rights	Core Deposit Intangible	Total
Year ended December 31,
2015	$111	19	130
2016	414	74	488
2017	335	74	409
2018	243	74	317
2019	182	74	256
Thereafter	161	96	257
Total	$1,446	411	1,857

Projections of amortization are based on existing asset balances and the existing interest rate environment as of September 30, 2015. The Company's actual experience may be significantly different depending upon changes in mortgage interest rates and other market conditions.

(12) Earnings per Common Share

The following table reconciles the weighted average shares outstanding and the earnings available to common shareholders used for basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2015	2014	2015	2014
Weighted average number of common shares outstanding used in basic earnings per common share calculation	4,142	4,067	4,118	4,053
Net dilutive effect of:
Options	505	520	514	499
Restricted stock awards	26	62	40	57
Weighted average number of shares outstanding adjusted for effect of dilutive securities	4,673	4,649	4,672	4,609
Income available to common shareholders	$820	1,178	1,758	4,283
Basic earnings per common share	$0.20	0.29	0.43	1.06
Diluted earnings per common share	$0.18	0.25	0.38	0.93

(13) Regulatory Capital and Regulatory Oversight

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

In the second quarter of 2015, the Board of Governors of the Federal Reserve System amended its Small Bank Holding Company Policy Statement (Policy Statement), which exempted small bank holding companies from the above capital requirements, by raising the asset size threshold for determining applicability from $500 million to $1 billion. The Policy Statement was also expanded to include savings and loan holding companies that meet the Policy Statement’s qualitative requirements for exemption. The Company met the qualitative exemption requirements, and therefore, is exempt from the above holding company capital requirements.

Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Common Equity Tier 1 capital to risk weighted assets (as defined in the regulations), Tier 1 capital to adjusted total assets (as defined), Tier 1 capital to risk weighted assets, and total capital to risk weighted assets.

On September 30, 2015, the Bank’s tangible assets were $607.7 million, its adjusted total assets were $603.3 million, and its risk-weighted assets were $491.7 million. The following table presents the Bank’s capital amounts and ratios at September 30, 2015 for actual capital, required capital, and excess capital, including ratios in order to qualify as being well capitalized under the prompt corrective actions regulations.

	Actual		Required to be Adequately Capitalized		Excess Capital		To Be Well Capitalized Under Prompt Corrective Action Provisions(1)
(Dollars in thousands)	Amount	Percent of Assets(2)	Amount	Percent of Assets (2)	Amount	Percent of Assets(2)	Amount	Percent of Assets(2)
Bank stockholder’s equity	$73,531
Plus:
Net unrealized gain on certain securities available for sale	(63)
Less:
Goodwill and other intangibles	165
Disallowed servicing and tax assets	4,217
Common equity tier I capital	69,086
Common equity tier I capital ratio		14.05%	$22,126	4.50%	$46,960	9.55%	$31,960	6.50%
Tier I capital	69,086
Tier I capital to adjusted total assets (leverage ratio)		11.45%	$24,131	4.00%	$44,955	7.45%	$30,164	5.00%
Tier I capital to risk-weighted assets		14.05%	$29,501	6.00%	$39,585	8.05%	$39,335	8.00%
Plus:
Allowable allowance for loan losses	6,211
Risk-based capital	$75,297		$39,335		$35,962		$49,169
Risk-based capital to risk- weighted assets		15.31%		8.00%		7.31%		10.00%

(1) Under the recently issued final rules, revised requirements began to be phased in on January 1, 2015, as described above.

(2) Based upon the Bank’s adjusted total assets for the purpose of leverage ratio and risk-weighted assets for the purpose of the risk-based capital ratios.

Management believes that, as of September 30, 2015, the Bank’s capital ratios were in excess of those quantitative capital ratio standards set forth under the current prompt corrective action regulations described above. However, there can be no assurance that the Bank will continue to maintain such status in the future. The OCC has extensive discretion in its supervisory and enforcement activities, and can adjust the requirement to be “well-capitalized” in the future.

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

(15) Other Borrowings

The Company funded the Preferred Stock redemption on February 17, 2015 with a $10.0 million term loan to HMN from an unrelated third party that was evidenced by a promissory note. The principal balance of the note bears interest at a rate of 6.50% and is payable in consecutive annual installments of $1.0 million on each December 15, beginning December 15, 2015, with the balance due on December 15, 2021. The Company may elect to prepay the note at any time without penalty and may also elect, upon written notice to the lender, to defer one principal payment on the note prior to the maturity date provided that the note is not in default. If a payment is deferred, it would become due and payable in full on the maturity date.

(16) Commitments and Contingencies

The Bank issued standby letters of credit which guarantee the performance of customers to third parties. The standby letters of credit issued and available at September 30, 2015 were approximately $3.2 million, expire over the next eighteen months, and are collateralized primarily with commercial real estate mortgages. Since the conditions under which the Bank is required to fund the standby letters of credit may not materialize, the cash requirements are expected to be less than the total outstanding commitments.

(17) Business Segments

The Bank has been identified as a reportable operating segment in accordance with the provisions of ASC 280. HMN, OIA and HFH did not meet the quantitative thresholds for determining reportable segments and, therefore, are included in the “Other” category.

The Company evaluates performance and allocates resources based on the segment’s net income, return on average assets and equity. Each corporation is managed separately with its own officers and board of directors, some of whom may overlap between the corporations.

The following table sets forth certain information about the reconciliation of reported profit and assets for each of the Company’s reportable segments.

(Dollars in thousands)	Home Federal Savings Bank	Other	Eliminations	Consolidated Total
At or for the nine months ended September 30, 2015:
Interest income - external customers	$15,344	0	0	15,344
Non-interest income - external customers	5,692	0	0	5,692
Intersegment interest income	0	1	(1)	0
Intersegment non-interest income	153	2,318	(2,471)	0
Interest expense	707	408	(1)	1,114
Other non-interest expense	16,887	466	(153)	17,200
Income tax expense	1,516	(421)	0	1,095
Net income	2,318	1,866	(2,318)	1,866
Total assets	617,870	78,354	(77,307)	618,917

At or for the nine months ended September 30, 2014:
Interest income - external customers	$15,578	0	0	15,578
Non-interest income - external customers	5,604	0	0	5,604
Intersegment interest income	0	1	(1)	0
Intersegment non-interest income	135	5,923	(6,058)	0
Interest expense	938	0	(1)	937
Other non-interest expense	15,135	586	(135)	15,586
Income tax expense	4,098	(362)	0	3,736
Net income	5,923	5,700	(5,923)	5,700
Total assets	593,474	80,873	(79,914)	594,433
At or for the quarter ended September 30, 2015:
Interest income - external customers	$5,390	0	0	5,390
Non-interest income - external customers	2,231	0	0	2,231
Intersegment non-interest income	51	1,007	(1,058)	0
Interest expense	231	166	0	397
Other non-interest expense	5,832	188	(51)	5,969
Income tax expense	657	(166)	0	491
Net income	1,007	820	(1,007)	820
Total assets	617,870	78,354	(77,307)	618,917

At or for the quarter ended September 30, 2014:
Interest income - external customers	$5,131	0	0	5,131
Non-interest income - external customers	2,194	0	0	2,194
Intersegment interest income	45	1,608	(1,653)	0
Intersegment non-interest income
Interest expense	297	0	0	297
Other non-interest expense	5,283	187	(45)	5,425
Income tax expense	1,171	(117)	0	1,054
Net income	1,608	1,538	(1,608)	1,538
Total assets	593,474	80,873	(79,914)	594,433

Item 2:

HMN FINANCIAL, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Information

This quarterly report and other reports filed by the Company with the Securities and Exchange Commission may contain forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are often identified by such forward-looking terminology as “expect,” “intend,” “look,” “believe,” “anticipate,” “estimate,” “project,” “seek,” “may,” “will,” “would,” “could,” “should,” “trend,” “target,” and “goal” or similar statements or variations of such terms and include, but are not limited to, those relating to increasing our core deposit relationships, improving credit quality, reducing non-performing assets, becoming more efficient and generating improved financial results; the adequacy and amount of available liquidity and capital resources to the Bank; the Company’s liquidity and capital requirements; our expectations for core capital and our strategies and potential strategies for improvement thereof; improvements in loan production; changes in the size of the Bank’s loan portfolio; the amount of the Bank’s non-performing assets and the appropriateness of the allowance therefor; our ability to integrate the Kasson State Bank operations; expectations of future taxable income and its impact on the need to establish a valuation reserve against our net deferred tax asset; anticipated future levels of the provision for loan losses; future losses on non-performing assets; the amount and mix of interest-earning assets; the amount and mix of interest-bearing liabilities; the availability of alternate funding sources; the payment of dividends by HMN, the future outlook for the Company; the amount of dividends paid by the FHLB on its stock; the amount of deposits that will be withdrawn from checking and money market accounts and how the withdrawn deposits will be replaced; the projected changes in net interest income based on rate shocks; the range that interest rates may fluctuate over the next twelve months; the net market risk of interest rate shocks; the future outlook for the issuer trust preferred securities held by the Bank; the ability of the Bank to pay dividends to HMN; the ability of HMN to pay the principal and interest payments on its third party note payable; the ability to remain well capitalized under revised capital rules; and compliance by the Bank with regulatory standards generally (including the Bank’s status as “well-capitalized”) and other supervisory directives or requirements to which the Company or the Bank are or may become expressly subject, specifically, and possible responses of the Office of the Comptroller of the Currency (OCC), Board of Governors of the Federal Reserve System (FRB), the Bank, and the Company to any failure to comply with any such regulatory standard, directive or requirement.

A number of factors could cause actual results to differ materially from the Company’s assumptions and expectations. These include but are not limited to the adequacy and marketability of real estate and other collateral securing loans to borrowers; federal and state regulation and enforcement; possible legislative and regulatory changes, including additional changes to regulatory capital rules; the ability of the Bank to comply with other applicable regulatory capital requirements; enforcement activity of the OCC and FRB in the event of our non-compliance with any applicable regulatory standard or requirement; adverse economic, business and competitive developments such as shrinking interest margins, reduced collateral values, deposit outflows, changes in credit or other risks posed by the Company’s loan and investment portfolios; changes in costs associated with alternate funding sources, including changes in collateral advance rates and policies of the Federal Home Loan Bank; technological, computer-related or operational difficulties; results of litigation; reduced demand for financial services and loan products; changes in accounting policies and guidelines, or monetary and fiscal policies of the federal government or tax laws; international economic developments; the Company’s access to and adverse changes in securities markets; the market for credit related assets; the future operating results, financial condition, cash flow requirements and capital spending priorities of the Company and the Bank; the availability of internal and, as required, external sources of funding; unanticipated acquisition integration costs and other difficulties in assimilating the recently acquired Kasson State Bank operations; or other significant uncertainties. Additional factors that may cause actual results to differ from the Company’s assumptions and expectations include those set forth in the Company’s most recent filings on Forms 10-K and 10-Q with the Securities and Exchange Commission. All forward-looking statements are qualified by, and should be considered in conjunction with, such cautionary statements. For additional discussion of the risks and uncertainties applicable to the Company, see the “Risk Factors” sections of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and Part II, Item 1A of its subsequently filed Quarterly Reports on Form 10-Q.

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

Purchased loans are not included in the periodic analysis to determine the allowance for loan losses. At the time of purchase, these loans are reviewed to determine their estimated fair value and appropriate credit reserves are established. These loans are recorded net of the related reserve on the balance sheet and subsequent charge offs on these loans are recorded through the provision for loan losses to the extent that the charge off exceeds the previously established reserve. Loans that are considered impaired at the time of purchase (purchase credit impaired), and purchased loans that subsequently become impaired, are periodically reviewed to determine the adequacy of the established credit reserves and any additional reserves required would be recorded through the provision for loan losses.

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

The Company maintains significant net deferred tax assets for deductible temporary differences, the largest of which relates to the allowance for loan and real estate losses and net operating loss carryforwards. For income tax purposes, only net charge-offs are deductible, not the entire provision for loan losses. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that the deferred tax asset will not be realized. The determination of whether the deferred tax assets are realizable is highly subjective and dependent upon management’s judgment and evaluation of both positive and negative evidence, including the forecasts of future income, tax planning strategies and assessments of the current and future economic and business conditions. The Company considers both positive and negative evidence regarding the ultimate realization of deferred tax assets. Positive evidence includes the Company’s cumulative net income in the prior three year period and the probability that taxable income will be generated in future periods. Negative evidence includes the general business and economic environment. The determination that a valuation reserve was not required at September 30, 2015 was based primarily upon the existence of a three-year cumulative net income and expectations of future taxable income. It is possible that future conditions may differ substantially from those anticipated in determining the valuation allowance on deferred tax assets and adjustments may be required in future periods.

Determining the ultimate settlement of any tax position requires significant estimates and judgments in arriving at the amount of tax benefits to be recognized in the financial statements. It is possible that the tax benefits realized upon the ultimate resolution of a tax position may result in tax benefits that are significantly different from those estimated.

Acquisition

On August 14, 2015, the Bank completed the acquisition of certain assets and assumption of certain liabilities of Kasson State Bank. The transaction increased the Bank’s total assets $52.8 million including increases in loans of $24.1 million, investments of $17.5 million, cash of $10.0 million, core deposit intangible of $0.4 million and other assets of $0.8 million. The Bank also assumed liabilities of $49.3 million including $47.3 million of deposits and $2.0 million in other liabilities. Consideration paid was $3.2 million and a gain on the transaction of $0.3 million was recorded during the quarter. The Bank continues to operate both of the Kasson State Bank locations in Kasson, Minnesota acquired in the transaction as branches of Home Federal Savings Bank.

RESULTS OF OPERATIONS FOR THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2015 COMPARED TO THE SAME PERIODS ENDED SEPTEMBER 30, 2014

Net Income

Net income was $0.8 million for the third quarter of 2015, a decrease of $0.7 million compared to net income of $1.5 million for the third quarter of 2014. Net income available to common shareholders was $0.8 million for the third quarter of 2015, a decrease of $0.4 million from the net income available to common shareholders of $1.2 million for the third quarter of 2014. Diluted earnings per common share for the third quarter of 2015 was $0.18, a decrease of $0.07 from diluted earnings per common share of $0.25 for the third quarter of 2014. The decrease in net income for the third quarter of 2015 is due primarily to a $0.9 million increase in the provision for loan losses between the periods. The increase in the provision was primarily because there was more commercial loan growth and fewer credit rating upgrades in the third quarter of 2015 when compared to the third quarter of 2014. The loss on sale of real estate owned increased $0.2 million between the periods due to the write down of a commercial property as a result of obtaining an updated appraisal of the property. Gain on sales of loans decreased $0.2 million due to a decrease in the gains recognized on the sale of commercial government guaranteed loans between the periods. These decreases in net income were partially offset by a $0.6 million decrease in income tax expense due to the decreased income between the periods.

Net income was $1.9 million for the nine-month period ended September 30, 2015, a decrease of $3.8 million, or 67.3%, compared to net income of $5.7 million for the nine-month period ended September 30, 2014. The net income available to common shareholders was $1.8 million for the nine-month period ended September 30, 2015, a decrease of $2.5 million, or 59.0%, compared to the net income available to common shareholders of $4.3 million for the same period of 2014. Diluted earnings per common share for the first nine months of 2015 was $0.38, a decrease of $0.55 per share compared to the diluted earnings per common share of $0.93 for the same period in 2014. The decrease in net income for the first nine months of 2015 as compared to the same period of 2014 is due primarily to a $4.5 million increase in the provision for loan losses. The increase in the provision was primarily because there was more commercial loan growth and fewer credit rating upgrades in the first nine months of 2015 when compared to the first nine months of 2014. The loss on sale of real estate owned increased $1.3 million due primarily to a large gain realized on the sale of a commercial property in the first nine months of 2014. Net interest income decreased $0.4 million between the periods primarily because of a decrease in the average interest-earning assets between the periods. Compensation and benefits increased $0.3 million between the periods primarily because of increased expenses related to restricted stock awards. These decreases in net income were partially offset by a $2.6 million decrease in income tax expense due to the decreased income between the periods.

Net Interest Income

Net interest income was $5.0 million for the third quarter of 2015, an increase of $0.2 million, or 3.3%, compared to $4.8 million for the third quarter of 2014. Interest income was $5.4 million for the third quarter of 2015, an increase of $0.3 million, or 5.0%, from $5.1 million for the same period of 2014. Interest income increased between the periods primarily because of a change in the mix of average interest-earning assets held, which resulted in an increase in the average yields earned between the periods. While the average interest-earning assets decreased $3.8 million between the periods, the average interest-earning assets held in lower yielding cash and investments decreased $38.2 million and the amount of average interest-earning assets held in higher yielding loans increased $34.4 million. The increase in the average outstanding loans between the periods was primarily the result of an increase in the commercial loan portfolio, which occurred primarily because of increased commercial loan originations between the periods and also because of the acquisition of loans from Kasson State Bank in the third quarter of 2015. The average yield earned on interest-earning assets was 3.72% for the third quarter of 2015, an increase of 21 basis points from 3.51% for the third quarter of 2014.

Interest expense was $0.4 million for the third quarter of 2015, an increase of $0.1 million, or 33.7%, compared to $0.3 million for the third quarter of 2014. Interest expense increased primarily because of the change in the mix of the average interest-bearing liabilities held, which resulted in an increase in the average rate paid between the periods. While the average interest-bearing liabilities increased $8.0 million between the periods, the amount held in higher rate borrowings increased $10.0 million, the average interest-bearing liabilities held in higher rate certificates of deposits decreased $11.1 million, and the amount of interest-bearing liabilities held in other lower rate deposit accounts increased $9.1 million. The increase in the average interest-bearing liabilities as a result of the deposits assumed in the Kasson State Bank transaction was almost entirely offset by decreases in the average deposit balances held between the periods by several large deposit customers due to changes in the cash needs of the customers. The increase in the average rates paid was primarily due to the $10.0 million holding company note payable that was funded in the first quarter of 2015 in connection with the redemption of all of the remaining Preferred Stock. Interest expense increases related to borrowing costs were partially offset by the lower interest rates paid on money market accounts and certificates of deposits between the periods. The decreased rates paid on these accounts were the result of the low interest rate environment that continued to exist during the third quarter of 2015. The average interest rate paid on interest-bearing liabilities was 0.30% for the third quarter of 2015, an increase of 7 basis points from the 0.23% average interest rate paid in the third quarter of 2014.

Net interest margin (net interest income divided by average interest-earning assets) for the third quarter of 2015 was 3.44%, an increase of 13 basis points, compared to 3.31% for the third quarter of 2014.

Net interest income was $14.2 million for the first nine months of 2015, a decrease of $0.4 million, or 2.8%, from $14.6 million for the same period of 2014. Interest income was $15.3 million for the nine-month period ended September 30, 2015, a decrease of $0.2 million, or 1.5%, from $15.5 million for the same period of 2014. Interest income decreased between the periods primarily because of a decrease in the average interest-earning assets held between the periods. This decrease was partially offset by an increase in average yields earned as a result of the change in the mix of assets held. While the average interest-earning assets decreased $34.0 million between the periods, the average interest-earning assets held in lower yielding cash and investment decreased $38.6 million and the amount of average interest-earning assets held in higher yielding loans increased $4.6 million between the periods. The increase in the average outstanding loans between the periods was primarily the result of an increase in loan originations between the periods. The average yield earned on interest-earning assets was 3.75% for the first nine months of 2015, an increase of 17 basis points from 3.58% for the same period of 2014.

Interest expense was $1.1 million for the nine-month period ended September 30, 2015, an increase of $0.2 million, or 18.9%, from $0.9 million for the same period in 2014. Interest expense increased primarily because of the change in the mix of the average interest-bearing liabilities held, which resulted in an increase in the average rate paid between the periods. While the average interest-bearing liabilities decreased $22.5 million between the periods, the amount held in higher rate borrowings increased $8.7 million, the average interest-bearing liabilities held in higher rate certificates of deposits decreased $19.0 million, and the amount of interest-bearing liabilities held in other lower rate deposit accounts decreased $12.2 million between the periods. The increase in the average rates paid was primarily due to the $10.0 million holding company note payable that was funded in the first quarter of 2015 in connection with the redemption of all of the remaining outstanding Preferred Stock. Interest expense increases related to borrowing costs were partially offset by the lower interest rates paid on money market accounts and certificates of deposits between the periods. The decreased rates paid on these accounts were the result of the low interest rate environment that continued to exist during the first nine months of 2015. The average interest rate paid on interest-bearing liabilities was 0.30% for the first nine months of 2015, an increase of 6 basis points from the 0.24% average interest rate paid in the first nine months of 2014.

Net interest margin (net interest income divided by average interest earning assets) for the first nine months of 2015 was 3.47%, an increase of 11 basis points, compared to 3.36% for the first nine months of 2014.

A summary of the Company’s net interest margin for the three and nine-month periods ended September 30, 2015 and September 30, 2014 is as follows:

	For the three-month period ended
	September 30, 2015			September 30, 2014
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate (2)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate (2)
Interest-earning assets:
Securities available for sale	$131,232	503	1.52%	$137,503	416	1.20%
Loans held for sale	3,633	36	3.93	2,253	21	3.70
Mortgage loans, net (1)	78,820	817	4.11	70,580	835	4.69
Commercial loans, net (1)	259,587	3,273	5.00	237,404	3,106	5.19
Consumer loans, net (1)	57,040	734	5.11	54,378	707	5.16
Cash equivalents	44,358	26	0.23	76,224	45	0.23
Federal Home Loan Bank stock	691	1	0.57	777	1	0.51
Total interest-earning assets	575,361	5,390	3.72	579,119	5,131	3.51

Interest-bearing liabilities:
NOW accounts	72,995	4	0.02	70,311	3	0.02
Savings accounts	58,008	12	0.08	47,953	8	0.07
Money market accounts	154,904	84	0.22	171,329	107	0.25
Certificates	96,886	131	0.54	108,029	179	0.66
Advances and other borrowings	10,000	166	6.59	0	0	0.00
Total interest-bearing liabilities	392,793			397,622
Non-interest checking	138,571			125,751
Other non-interest bearing deposits	1,190			1,200
Total interest-bearing liabilities and non-interest bearing deposits	$532,554	397	0.30	$524,573	297	0.23
Net interest income		4,993			$4,834
Net interest rate spread			3.42%			3.28%
Net interest margin			3.44%			3.31%

(1) Average balances of loans include non-accrual loans

(2) Annualized

	For the nine-month period ended
	September 30, 2015			September 30, 2014
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate(2)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate(2)
Interest-earning assets:
Securities available for sale	$139,851	1,542	1.47%	$120,632	1,020	1.13%
Loans held for sale	2,485	60	3.23	1,520	45	3.96
Mortgage loans, net (1)	73,063	2,292	4.19	73,572	2,483	4.51
Commercial loans, net (1)	247,586	9,346	5.05	244,197	9,777	5.35
Consumer loans, net (1)	54,273	2,053	5.06	53,563	2,093	5.22
Cash equivalents	29,699	48	0.22	87,474	157	0.24
Federal Home Loan Bank stock	733	3	0.55	779	3	0.51
Total interest-earning assets	547,690	15,344	3.75	581,737	15,578	3.58

Interest-bearing liabilities:
NOW accounts	75,139	12	0.02	70,861	11	0.02
Savings accounts	51,706	27	0.07	47,259	24	0.07
Money market accounts	150,582	261	0.23	163,319	307	0.25
Certificates	95,282	405	0.57	113,200	583	0.69
Brokered deposits	0	0	0.00	1,109	12	1.45
Advances and other borrowings	8,665	409	6.31	0	0	0.00
Total interest-bearing liabilities	381,374			395,748
Non-interest checking	120,526			128,759
Other non-interest bearing deposits	1,044			983
Total interest-bearing liabilities and non-interest bearing deposits	$502,944	1,114	0.30	$525,490	937	0.24
Net interest income		14,230			$14,641
Net interest rate spread			3.45%			3.34%
Net interest margin			3.47%			3.36%

(1) Average balances of loans include non-accrual loans

(2) Annualized

Provision for Loan Losses

The provision for loan losses was ($0.1) million for the third quarter of 2015, an increase in the provision of $0.9 million, compared to ($1.0) million for the third quarter of 2014. The provision for loan losses was ($0.2) million for the first nine months of 2015, an increase of $4.6 million, from ($4.8) million for the same nine-month period of 2014. The increase in the provision in the third quarter and the first nine months of 2015 was primarily because there was more commercial loan growth and fewer credit rating upgrades in the third quarter and first nine months of 2015 when compared to the same periods of 2014.

A reconciliation of the Company’s allowance for loan losses for the three and nine-month periods ended September 30, 2015 and September 30, 2014 is summarized as follows:

	Three months ended September 30,
(Dollars in thousands)	2015	2014
Balance at June 30,	$8,402	$8,696
Provision	(56)	(989)
Charge offs:
Consumer	(39)	(15)
Commercial business	(1)	(55)
One-to-four family real estate	(19)	0
Recoveries	499	286
Balance at September 30,	$8,786	$7,923

Allocated to:
General allowance	$7,875	$6,651
Specific allowance	911	1,272
	$8,786	$7,923

	Nine months ended September 30,
(Dollars in thousands)	2015	2014
Balance at January 1,	$8,332	$11,401
Provision	(239)	(4,777)
Charge offs:
One-to-four family	(19)	(92)
Consumer	(66)	(75)
Commercial business	(7)	(56)
Commercial real estate	0	(936)
Recoveries	785	2,458
Balance at September 30,	$8,786	$7,923

Non-Interest Income

Non-interest income was $2.2 million for the third quarter of 2015, the same as for the third quarter of 2014. The Company recognized a gain of $0.3 million related to the Kasson State Bank acquisition that was completed in the third quarter of 2015. This increase in non-interest income was offset by a $0.2 million decrease in the gain on sales of loans between the periods and a decrease in fees and other income of $0.1 million between the periods. The decrease in the gain on sales of loans was primarily related to a decrease in the gains recognized on the sale of commercial government guaranteed loans between the periods due to a decrease in originations of these types of loans in the third quarter of 2015 when compared to the same period of 2014.

Non-interest income was $5.7 million for the first nine months of 2015, an increase of $0.1 million, or 1.6%, from $5.6 million for the same period in 2014. The Bank recognized a gain of $0.3 million in connection with the acquisition of Kasson State Bank that was completed in the third quarter of 2015. This increase in non-interest income was offset by a $0.1 million decrease on the gain on sales of loans between the periods. The decrease in the gain on sales of loans was primarily related to a decrease in the gains recognized on the sale of commercial government guaranteed loans due to a decrease in originations of these types of loans between the periods.

Non-Interest Expense

Non-interest expense was $6.0 million for the third quarter of 2015, an increase of $0.6 million, or 10.0%, from $5.4 million for the same period of 2014. The loss on sale of real estate owned increased $0.2 million between the periods due to the write down of a commercial property as a result of obtaining an updated appraisal of the property. Compensation and benefits expense increased $0.1 million primarily because of an increase in incentive accruals due to increased commercial loan production. Other non-interest expenses increased $0.1 million between the periods primarily because of an increase in expenses related to the increased loan production and costs associated with a new travel club that was established in the third quarter of 2015. Deposit insurance expense increased $0.1 million between the periods due to the increase in the Bank’s assets between the periods.

Non-interest expense was $17.2 million for the first nine months of 2015, an increase of $1.6 million, or 10.4%, from $15.6 million for the same period in 2014. The loss on sale of real estate owned increased $1.3 million between the periods primarily because of a $1.0 million gain that was recognized on the sale of single commercial property in the first nine months of 2014. Compensation and benefits increased $0.3 million between the periods primarily because of increased expenses related to restricted stock awards and increased incentive accruals due to increased loan originations.

Income Tax Expense

Income tax expense was $0.5 million for the third quarter of 2015, a decrease of $0.6 million, from $1.1 million for the third quarter of 2014. Income tax expense was $1.1 million for the first nine months of 2015, a decrease of $2.6 million, from $3.7 million for the same period in 2014. The decrease in income tax expense between the periods is primarily related to the decrease in income in the third quarter and first nine months of 2015 when compared to the same periods of 2014.

Net Income Available to Common Shareholders

Net income available to common shareholders was $0.8 million for the third quarter of 2015, a decrease of $0.4 million from the $1.2 million net income available to common shareholders in the third quarter of 2014. The net income available to common shareholders was $1.8 million for the first nine months of 2015, a decrease of $2.5 million from the $4.3 million net income available to common shareholders in the same period of 2014. The net income available to common shareholders decreased primarily because of the decrease in net income between the periods that was partially offset by a reduction, or in the case of the third quarter period, elimination, of the dividends required to be paid on the outstanding Preferred Stock. On February 17, 2015 the Company redeemed the final 10,000 shares of its outstanding Preferred Stock and, as a result, no dividends were required to be paid on the Preferred Stock after that date.

FINANCIAL CONDITION

Non-Performing Assets

The following table summarizes the amounts and categories of non-performing assets, which consist of non-performing loans and foreclosed and repossessed assets, in the Bank’s portfolio and loan delinquency information as of the end of the two most recently completed quarters and December 31, 2014.

	September 30,	June 30,	December 31,
(Dollars in thousands)	2015	2015	2014
Non-Performing Loans:
One-to-four family real estate	$1,621	$1,807	$1,564
Commercial real estate	6,617	7,999	8,750
Consumer	801	743	486
Commercial business	42	11	120
Total	9,081	10,560	10,920

Foreclosed and Repossessed Assets:
One-to-four family real estate	110	0	50
Commercial real estate	2,394	2,730	3,053
Total non-performing assets	$11,585	$13,290	$14,023
Total as a percentage of total assets	1.87%	2.36%	2.43%
Total non-performing loans	$9,081	$10,560	$10,920
Total as a percentage of total loans receivable, net	2.10%	2.87%	2.99%
Allowance for loan losses to non-performing loans	96.75%	79.57%	76.30%

Delinquency Data:
Delinquencies (1)
30+ days	$1,778	$1,382	$1,682
90+ days	0	0	0
Delinquencies as a percentage of loan portfolio (1)
30+ days	0.40%	0.36%	0.45%
90+ days	0.00%	0.00%	0.00%

(1) Excludes non-accrual loans.

Total non-performing assets were $11.6 million at September 30, 2015, a decrease of $1.7 million, or 12.8%, from $13.3 million at June 30, 2015. Non-performing loans decreased $1.5 million and foreclosed and repossessed assets decreased $0.2 million during the third quarter of 2015. The non-performing loan and foreclosed and repossessed asset activity for the quarter was as follows:

(Dollars in thousands)
Non-performing loans		Foreclosed and repossessed assets
June 30, 2015	$10,560	June 30, 2015	$2,730
Classified as non-performing	940	Other foreclosures/repossessions	239
Charge offs	(51)	Real estate sold	(401)
Principal payments received	(2,073)	Net gain on sale of assets	32
Classified as accruing	(185)	Write downs	(206)
Transfer to real estate owned	(110)	Transfer from non-performing loans	110
September 30, 2015	$9,081	September 30, 2015	$2,504

The decrease in non-performing loans during the third quarter of 2015 relates primarily to principal payments received during the period. Of the $2.1 million in principal payments received, $0.6 million related to the payoff of four construction loans as a result of home sales and $1.2 million related to the payments received on a commercial development loan from lot sale proceeds.

Total non-performing assets were $11.6 million at September 30, 2015, a decrease of $2.4 million, or 17.4%, from $14.0 million at December 31, 2014. Non-performing loans decreased $1.8 million and foreclosed and repossessed assets decreased $0.6 million during the first nine months of 2015. The non-performing loan and foreclosed and repossessed asset activity for the first nine months of 2015 was as follows:

(Dollars in thousands)
Non-performing loans		Foreclosed and repossessed asset activity
January 1, 2015	$10,920	January 1, 2015	$3,103
Classified as non-performing	3,091	Other foreclosures/repossessions	239
Charge offs	(83)	Real estate sold	(809)
Principal payments received	(4,537)	Net gain on sale of assets	200
Classified as accruing	(200)	Write downs	(339)
Transfer to real estate owned	(110)	Transfer from non-performing loans	110
September 30, 2015	$9,081	September 30, 2015	$2,504

The decrease in      non-performing loans during the first nine months of 2014 relates primarily to principal payments received. Of the $4.5 million in principal payments received during the period, $2.5 million related to construction loans to residential builders where the construction had been completed and the borrower paid off the loan from the home sale proceeds and $1.2 million related to the payments received on a commercial development loan from lot sale proceeds.

The following table summarizes the number of lending relationships and types of commercial real estate loans that were non-performing as of the end of the two most recently completed quarters and December 31, 2014.

(Dollars in thousands) Property Type	# of relationships	Principal Amount of Loans at September 30, 2015	# of relationships	Principal Amount of Loans at June 30, 2015	# of relationships	Principal Amount of Loans at December 31, 2014
Developments/land	3	$6,617	3	$7,999	3	$8,750

The decrease in the non-performing commercial real estate loans from June 30, 2015 is due primarily to principal payments received on construction and development loans during the quarter as a result of various building lot sales.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2015, the net cash provided by operating activities was $9.6 million. The Company collected $118.6 million from the maturities of securities, $1.3 million from principal repayments on securities, and $0.8 million in proceeds from the sale of real estate. The Company purchased securities of $109.1 million and purchased premises and equipment of $0.6 million. The Company purchased $0.1 million in Federal Home Loan Bank Stock (FHLB) and sold FHLB stock of $0.2 million. Net loans receivable increased $49.3 million due primarily to increased loan originations and also because of the loans purchased in connection with the Kasson State Bank acquisition. The Company recorded a gain on the Kasson State Bank acquisition of $0.3 million and received net cash of $4.8 million in connection with the transaction. The Company had a net decrease in deposit and customer escrow balances of $11.9 million, redeemed $10.0 million of outstanding Preferred Stock, and paid $0.2 million in Preferred Stock dividends. The Company received proceeds from borrowings of $41.0 million and repaid $31.0 million in borrowings during the period.

The Company has certificates of deposits with outstanding balances of $63.5 million that come due over the next 12 months. Based upon past experience, management anticipates that the majority of the deposits will renew for another term. The Company believes that deposits that do not renew will be replaced with deposits from other customers or FHLB advances. Federal Reserve Bank borrowings or proceeds from the sale of securities could also be used to fund unanticipated outflows of deposits.

The Company had three deposit customers with aggregate deposits greater than $5.0 million as of September 30, 2015. The $47.0 million in funds held by these customers may be withdrawn at any time and management anticipates that the majority of these deposits will be maintained at the Bank over the next twelve months. If these deposits are withdrawn, it is anticipated that they would be replaced with deposits from other customers or FHLB advances. Federal Reserve borrowing or proceeds from the sale of securities could also be used to replace unanticipated outflows of large checking and money market deposits.

The Company had the ability to borrow $89.7 million from the FHLB at September 30, 2015, based on the collateral value of the loans pledged. The credit policy of the FHLB relating to the collateral value of the loans collateralizing the available line of credit with the FHLB may change such that the current collateral pledged to secure future advances is no longer acceptable or the formulas for determining the excess pledged collateral may change. The FHLB could also reduce the amount of funds it will lend to the Bank. It is not anticipated that the Bank will need to find alternative funding sources in the next twelve months to replace the available borrowings from the FHLB. However, if needed, excess collateral currently pledged to the FHLB could be pledged to the FRB and the Bank could borrow additional funds from the FRB based on the increased collateral levels or obtain additional deposits.

On February 17, 2015 the Company redeemed the final 10,000 shares of its outstanding Preferred Stock after redeeming 16,000 shares in 2014. These redemptions reduced the amount of dividends paid on the Preferred Stock and increased interest expense in the first nine months of 2015 when compared to the same period of 2014 as the redemption was funded by a $10.0 million holding company note payable to an unrelated third party.

The Company’s primary source of cash is dividends from the Bank. At September 30, 2015, the Company had $3.8 million in cash and other assets that could readily be turned into cash. The primary use of cash by the Company is the payment of operating expenses and principal and interest on the third party note payable. The interest payments on the note payable are due quarterly and a principal payment of $1.0 million is due on December 15, 2015.

The Company also serves as a source of capital, liquidity and financial support to the Bank. Depending upon the operating performance of the Bank and the Company’s other liquidity and capital needs including the payment of principal and interest on the Company’s outstanding note payable. The Company may find it prudent, subject to prevailing capital market conditions and other factors, to raise additional capital through issuance of its common stock or other equity securities. Depending on the circumstances, if it were to raise capital, the Company may deploy it to the Bank for general banking purposes, or may retain some or all of it for use by the Company.

If the Company were to raise capital through the issuance of additional shares of common stock or other equity securities, it could dilute the ownership interests of existing stockholders, dilute the Company’s earnings per share and, if issued at a price less than the Company’s book value, would dilute the per share book value of the Company’s common stock, and could result in a change in control of the Company and the Bank. New investors may also have rights, preferences and privileges senior to the Company’s current stockholders, which may adversely impact the Company’s current stockholders. The Company’s ability to raise additional capital through the issuance of equity securities, if deemed prudent, will depend on, among other factors, conditions in the capital markets at that time, which are outside of its control, and on the Company’s financial performance and plans.

Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises primarily from interest rate risk inherent in its investing, lending, borrowing, and deposit taking activities. Management actively monitors and manages its interest rate risk exposure.

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

The following table discloses the projected changes in market value to the Company’s interest-earning assets and interest-bearing liabilities based upon incremental 100 basis point changes in interest rates from interest rates in effect on September 30, 2015.

Other than trading portfolio	Market Value

(Dollars in thousands)
Basis point change in interest rates	100	0	+100	+200
Total market risk sensitive assets	$615,624	605,201	589,072	574,556
Total market risk sensitive liabilities	530,948	498,636	478,995	460,493
Off-balance sheet financial instruments	(610)	0	58	182
Net market risk	$85,286	106,565	110,019	113,881
Percentage change from current market value	(19.97)%	0.00%	3.24%	6.87%

The preceding table was prepared utilizing the following assumptions (the Model Assumptions) regarding prepayment and decay ratios, which were determined by management based upon their review of historical prepayment speeds and future prepayment projections. Fixed rate loans were assumed to prepay at annual rates of between 4% to 58%, depending on the note rate and the period to maturity. Adjustable rate mortgages (ARMs) were assumed to prepay at annual rates of between 18% and 138%, depending on the note rate and the period to maturity. Mortgage-backed securities were projected to have prepayments based upon the underlying collateral securing the instrument. Certificate accounts were assumed not to be withdrawn until maturity. Passbook accounts were assumed to decay at an annual rate of 6% and retail money market accounts were assumed to decay at an annual rate of 8%. Non-interest checking and NOW accounts were assumed to decay at an annual rate of 3%. Commercial NOW accounts and MMDA accounts were assumed to decay at an annual rate of 7% and 12%, respectively. Commercial non-interest checking accounts were assumed to decay at an annual rate of 7%. Callable investments were projected to be called at the first call date where the projected interest rate on similar remaining term advances exceeded the interest rate on the callable advance or investment.

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

Asset/Liability Management

The Company’s management reviews the impact that changing interest rates will have on its net interest income projected for the next twelve months to determine if its current level of interest rate risk is acceptable. The following table projects the estimated annual impact on net interest income during the 12 month period ending September 30, 2016 of immediate interest rate changes called rate shocks.

(Dollars in thousands)
Rate Shock in Basis Points	Projected Change in Net Interest Income	Percentage Change
+200	$2,063	9.88%
+100	1,003	4.80
0	0	0.00
-100	(1,811)	(8.67)

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

To the extent consistent with its interest rate spread objectives, the Bank attempts to manage its interest rate risk and has taken a number of steps to restructure its balance sheet in order to better match the maturities of its assets and liabilities. In the past, more fixed rate loans were placed into the single family loan portfolio. Over the past several years, the Bank has primarily focused its fixed rate one-to-four family residential lending program on loans that are saleable to third parties and generally placed only those fixed rate loans that met certain risk characteristics into its loan portfolio. The Bank’s commercial loan production continues to emphasize adjustable rate loans with minimum interest rate floors; however, a majority of the commercial portfolio is comprised of fixed rate loans with an average maturity of less than five years.

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

ITEM 1A.      Risk Factors.

There have been no material changes to the Company’s risk factors contained in its Annual Report on Form 10-K for the year ended December 31, 2014 and Forms 10-Q for the quarters ended March 31, 2015 and June 30, 2015. For a further discussion of our Risk Factors, see Part I, Item 1.A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015.

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

HMN FINANCIAL, INC.
Registrant

Date: November 4, 2015	By:	/s/ Bradley Krehbiel
Bradley Krehbiel, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2015	By:	/s/ Jon Eberle
Jon Eberle
Senior Vice President, Chief Financial Officer, and Treasurer
(Principal Financial Officer)

HMN FINANCIAL, INC.

INDEX TO EXHIBITS

FOR FORM 10-Q

Sequential
Page Numbering
Regulation		Where Attached
S-K		Exhibits Are
Exhibit		Located in This
Number	Document Attached Hereto	Form 10-Q Report

3.1	Amended and Restated Certificate of Incorporation	Filed Electronically

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	Filed Electronically

32	Section 1350 Certifications of CEO and CFO	Filed Electronically

101

Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended September 30, 2015, filed with the SEC on November 4, 2015, formatted in Extensible Business Reporting Language (XBRL); (i) the Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, (ii) the Consolidated Statements of Comprehensive Income for the Three Month and Nine Month Periods Ended September 30, 2015 and 2014, (iii) the Consolidated Statement of Stockholders’ Equity for the Nine Month Period Ended September 30, 2015, (iv) the Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2015 and 2014, and (v) Notes to Consolidated Financial Statements.

Filed Electronically