Form 10-Q
period 2016-03-31
HMN FINANCIAL INC
filed 2016-05-06
CIK 921183

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐          No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at April 21, 2016
Common stock, $0.01 par value	4,486,299

HMN FINANCIAL, INC.

PART I – FINANCIAL INFORMATION

Item 1 : Financial Statements

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31,	December 31,
(Dollars in thousands)	2016	2015
	(unaudited)
Assets
Cash and cash equivalents	$13,766	39,782
Securities available for sale:
Mortgage-backed and related securities (amortized cost $1,938 and $2,237)	1,984	2,283
Other marketable securities (amortized cost $104,016 and $110,092)	103,844	109,691
	105,828	111,974

Loans held for sale	4,467	3,779
Loans receivable, net	490,260	463,185
Accrued interest receivable	2,134	2,254
Real estate, net	1,668	2,045
Federal Home Loan Bank stock, at cost	770	691
Mortgage servicing rights, net	1,456	1,499
Premises and equipment, net	7,583	7,469
Core deposit intangible	374	393
Prepaid expenses and other assets	1,268	1,417
Deferred tax asset, net	8,582	8,673
Total assets	$638,156	643,161

Liabilities and Stockholders’ Equity
Deposits	$551,506	559,387
Other borrowings	9,000	9,000
Accrued interest payable	230	242
Customer escrows	1,558	830
Accrued expenses and other liabilities	4,175	4,057
Total liabilities	566,469	573,516
Commitments and contingencies
Stockholders’ equity:
Serial preferred stock ($.01 par value):
Authorized 500,000 shares; issued shares 0	0	0
Common stock ($.01 par value):
Authorized 16,000,000; issued shares 9,128,662	91	91
Additional paid-in capital	50,380	50,388
Retained earnings, subject to certain restrictions	82,310	80,536
Accumulated other comprehensive loss	(76)	(214)
Unearned employee stock ownership plan shares	(2,368)	(2,417)
Treasury stock, at cost 4,642,363 and 4,645,769 shares	(58,650)	(58,739)
Total stockholders’ equity	71,687	69,645
Total liabilities and stockholders’ equity	$638,156	643,161

 See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2016	2015
Interest income:
Loans receivable	$6,094	4,354
Securities available for sale:
Mortgage-backed and related	20	28
Other marketable	372	486
Cash equivalents	38	15
Other	1	1
Total interest income	6,525	4,884

Interest expense:
Deposits	226	248
Other borrowings	148	78
Total interest expense	374	326
Net interest income	6,151	4,558
Provision for loan losses	(732)	0
Net interest income after provision for loan losses	6,883	4,558

Non-interest income:
Fees and service charges	779	782
Loan servicing fees	261	261
Gain on sales of loans	487	285
Other	228	268
Total non-interest income	1,755	1,596

Non-interest expense:
Compensation and benefits	3,695	3,448
Gain on real estate owned	(349)	(112)
Occupancy and equipment	990	879
Data processing	273	231
Professional services	251	217
Other	831	770
Total non-interest expense	5,691	5,433
Income before income tax expense	2,947	721
Income tax expense	1,173	260
Net income	1,774	461
Preferred stock dividends	0	(108)
Net income available to common shareholders	$1,774	353
Other comprehensive income, net of tax	$138	395
Comprehensive income attributable to common shareholders	$1,912	748
Basic earnings per common share	$0.43	0.09
Diluted earnings per common share	$0.38	0.08

 See accompanying notes to consolidated financial statements.

 HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders' Equity

For the Three Month Period Ended March 31, 2016

(unaudited)

					Unearned
					Employee
				Accumulated	Stock		Total
		Additional		Other	Ownership		Stock-
	Common	Paid-In	Retained	Comprehensive	Plan	Treasury	Holders’
(Dollars in thousands)	Stock	Capital	Earnings	Income/(Loss)	Shares	Stock	Equity
Balance, December 31, 2015	$91	50,388	80,536	(214)	(2,417)	(58,739)	69,645
Net income			1,774				1,774
Other comprehensive income				138			138
Stock compensation expense		20					20
Restricted stock awards		(89)				89	0
Amortization of restricted stock awards		49					49
Earned employee stock ownership plan shares		12			49		61
Balance, March 31, 2016	$91	50,380	82,310	(76)	(2,368)	(58,650)	71,687

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015
Cash flows from operating activities:
Net income	$1,774	461
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	(732)	0
Depreciation	195	161
Amortization of (discounts) premiums, net	(8)	6
Amortization of deferred loan fees	(383)	(31)
Amortization of core deposit intangible	19	0
Amortization of other purchased loan fair value adjustments	(171)	0
Amortization of mortgage servicing rights and servicing costs	132	143
Capitalized mortgage servicing rights	(89)	(84)
Gain on sales of real estate and premises	(349)	(112)
Gain on sales of loans	(487)	(285)
Proceeds from sale of loans held for sale	16,494	12,061
Disbursements on loans held for sale	(12,303)	(12,027)
Amortization of restricted stock awards	49	67
Amortization of unearned ESOP shares	49	48
Earned employee stock ownership shares priced above original cost	12	16
Stock option compensation expense	20	0
Decrease (increase) in accrued interest receivable	120	(228)
(Decrease) increase in accrued interest payable	(12)	72
Decrease in other assets	205	50
Increase in other liabilities	77	209
Other, net	16	9
Net cash provided by operating activities	4,628	536
Cash flows from investing activities:
Principal collected on securities available for sale	307	409
Proceeds collected on maturities of securities available for sale	56,020	18,000
Purchases of securities available for sale	(49,968)	(34,070)
Purchase of Federal Home Loan Bank stock	(79)	0
Redemption of Federal Home Loan Bank stock	0	86
Proceeds from sales of real estate	1,305	221
Net (increase) decrease in loans receivable	(30,779)	4,431
Purchases of premises and equipment	(309)	(99)
Net cash used by investing activities	(23,503)	(11,022)
Cash flows from financing activities:
Decrease in deposits	(7,869)	(13,428)
Redemption of preferred stock	0	(10,000)
Dividends to preferred stockholders	0	(225)
Proceeds from borrowings	0	13,000
Repayment of borrowings	0	(3,000)
Increase in customer escrows	728	441
Net cash used by financing activities	(7,141)	(13,212)
Decrease in cash and cash equivalents	(26,016)	(23,698)
Cash and cash equivalents, beginning of period	39,782	46,634
Cash and cash equivalents, end of period	$13,766	22,936
Supplemental cash flow disclosures:
Cash paid for interest	$387	254
Cash paid for income taxes	156	135
Supplemental noncash flow disclosures:
Loans transferred to loans held for sale	4,408	342
Transfer of loans to real estate	591	0

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

(1) HMN Financial, Inc.

HMN Financial, Inc. (HMN or the Company) is a stock savings bank holding company that owns 100 percent of Home Federal Savings Bank (the Bank). The Bank has a community banking philosophy and operates retail banking and loan production facilities in Minnesota, Iowa, and Wisconsin. The Bank has two wholly owned subsidiaries, Osterud Insurance Agency, Inc. (OIA), which offers financial planning products and services, and HFSB Property Holdings, LLC (HPH), which is currently inactive, but has acted as an intermediary for the Bank in holding and operating certain foreclosed properties.

The consolidated financial statements included herein are for HMN, the Bank, OIA and HPH. All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain amounts in the consolidated financial statements for the prior year have been reclassified to conform to the current year presentation.

(2) Basis of Preparation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of comprehensive income, consolidated statement of stockholders' equity and consolidated statements of cash flows in conformity with U.S. generally accepted accounting principles. However, all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The results of operations for the three-month period ended March 31, 2016 are not necessarily indicative of the results which may be expected for the entire year.

(3) New Accounting Standards

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this ASU require, among other things, equity investments to be measured at fair value with changes in fair value recognized in net income and that public business entities use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The amendments also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments also eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The ASU is intended to reduce diversity in practice and is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The adoption of this ASU in the first quarter of 2018 is not anticipated to have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The amendments in the ASU create Topic 842, Leases, and supersede the leases requirements in Topic 840, Leases. The objective of this ASU is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. The main difference between previous GAAP and this ASU is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The amendment requires a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and the right-of-use asset representing its right to use the underlying asset for the lease term. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply that will, in effect, continue to account for leases that commence before the effective date in accordance with previous GAAP unless the lease is modified. The amendments in the ASU, for public business entities, are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of this ASU in the first quarter of 2019 is not anticipated to have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718). The amendments in this ASU affect all entities that issue share-based payment awards to their employees. The amendments are intended to simplify the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this ASU, for public business entities, are effective for fiscal years beginning after December 15, 2016, including interim periods within those annual periods. Amendments should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. The adoption of this ASU in the first quarter of 2017 is not anticipated to have a material impact on the Company’s consolidated financial statements.

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

The following table summarizes the assets of the Company for which fair values are determined on a recurring basis as of March 31, 2016 and December 31, 2015.

	Carrying value at March 31, 2016
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale	$105,828	0	105,828	0
Mortgage loan commitments	93	0	93	0
Total	$105,921	0	105,921	0

	Carrying value at December 31, 2015
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale	$111,974	0	111,974	0
Mortgage loan commitments	36	0	36	0
Total	$112,010	0	112,010	0

There were no transfers between Levels 1, 2, or 3 during the three months ended March 31, 2016.

The Company may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from the application of the lower-of-cost-or-market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis that were still held at March 31, 2016 and December 31, 2015, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at March 31, 2016 and December 31, 2015.

	Carrying value at March 31, 2016
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Three months ended March 31, 2016 total gains (losses)
Loans held for sale	$4,467	0	4,467	0	16
Mortgage servicing rights, net	1,456	0	1,456	0	0
Loans(1)	4,555	0	4,555	0	(65)
Real estate, net(2)	1,668	0	1,668	0	(253)
Total	$12,146	0	12,146	0	(302)

	Carrying value at December 31, 2015
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Year ended December 31, 2015 total gains (losses)
Loans held for sale	$3,779	0	3,779	0	3
Mortgage servicing rights, net	1,499	0	1,499	0	0
Loans(1)	4,790	0	4,790	0	(373)
Real estate, net(2)	2,045	0	2,045	0	(262)
Total	$12,113	0	12,113	0	(632)

(1)	Represents carrying value and related write-downs of loans for which adjustments are based on the appraised value of the collateral. The carrying value of loans fully charged-off is zero.
(2)	Represents the fair value and related losses of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

(5) Fair Value of Financial Instruments

Generally accepted accounting principles require interim reporting period disclosure about the fair value of financial instruments, including assets, liabilities and off-balance sheet items for which it is practicable to estimate fair value. The fair value hierarchy level for each asset and liability, as defined in note 5, have been included in the following table for March 31, 2016 and December 31, 2015. The fair value estimates are made based upon relevant market information, if available, and upon the characteristics of the financial instruments themselves. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based upon judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. The estimated fair value of the Company’s financial instruments as of March 31, 2016 and December 31, 2015 are shown below.

		March 31, 2016					December 31, 2015
			Fair value hierarchy						Fair value hierarchy
(Dollars in thousands)	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3	Contract amount	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3	Contract amount
Financial assets:
Cash and cash equivalents	$13,766	13,766	13,766				39,782	39,782	39,782
Securities available for sale	105,828	105,828		105,828			111,974	111,974		111,974
Loans held for sale	4,467	4,467		4,467			3,779	3,779		3,779
Loans receivable, net	490,260	487,952		487,952			463,185	458,539		458,539
Federal Home Loan Bank stock	770	770		770			691	691		691
Accrued interest receivable	2,134	2,134		2,134			2,254	2,254		2,254
Financial liabilities:
Deposits	551,506	551,206		551,206			559,387	558,731		558,731
Other borrowings	9,000	9,022		9,022			9,000	9,000		9,000
Accrued interest payable	230	230		230			242	242		242
Off-balance sheet financial instruments:
Commitments to extend credit	93	93				199,870	36	36				165,949
Commitments to sell loans	(73)	(73)				11,546	(26)	(26)				8,071

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

Federal Home Loan Bank Stock

The carrying amount of Federal Home Loan Bank (FHLB) stock approximates its fair value.

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

	For the period ended March 31,
(Dollars in thousands)	2016			2015
Securities available for sale:	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Net unrealized gains arising during the period	$229	91	138	655	260	395
Other comprehensive income	$229	91	138	655	260	395

(7) Securities Available For Sale

The following table shows the gross unrealized losses and fair values for the securities available for sale portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2016 and December 31, 2015.

	Less Than Twelve Months			Twelve Months or More			Total
(Dollars in thousands)	# of Investments	Fair Value	Unrealized Losses	# of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2016
Collateralized mortgage obligations:
Federal National Mortgage Association (FNMA)	1	$345	(3)	0	$0	0	$345	(3)
Other	2	34	(7)	0	0	0	34	(7)
Other marketable securities:
U.S. Government agency obligations	2	9,996	(4)	0	0	0	9,996	(4)
Municipal obligations	5	549	(3)	0	0	0	549	(3)
Corporate preferred stock	0	0	0	1	350	(350)	350	(350)
Total temporarily impaired securities	10	$10,924	(17)	1	$350	(350)	$11,274	(367)

	Less Than Twelve Months			Twelve Months or More			Total
(Dollars in thousands)	# of Investments	Fair Value	Unrealized Losses	# of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2015
Collateralized mortgage obligations:
Federal National Mortgage Association(FNMA)	1	$346	(1)	0	$0	0	$346	(1)
Other	2	34	(8)	0	0	0	34	(8)
Other marketable securities:
U.S. Government agency obligations	9	44,878	(129)	0	0	0	44,878	(129)
Municipal obligations	12	2,010	(7)	0	0	0	2,010	(7)
Corporate obligations	1	334	(6)	0	0	0	334	(6)
Corporate preferred stock	0	0	0	1	350	(350)	350	(350)
Total temporarily impaired securities	25	$47,602	(151)	1	$350	(350)	$47,952	(501)

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

The unrealized losses reported for corporate preferred stock over twelve months at March 31, 2016 relates to a single trust preferred security that was issued by the holding company of a small community bank. Typical of most trust preferred issuances, the issuer has the ability to defer interest payments for up to five years with interest payable on the deferred balance. In September 2014, the issuer paid all previously deferred interest that was due and all payments were current as of September 30, 2014. Since January 2015, the issuer has deferred its scheduled interest payment as allowed by the terms of the security agreement. The issuer’s subsidiary bank has incurred operating losses in the past due to increased provisions for loan losses but had a modest net income in 2015 and continued to meet the regulatory requirements to be considered “well capitalized” based on its most recent regulatory filing. Based on a review of the issuer, it was determined that the trust preferred security was not other-than-temporarily impaired at March 31, 2016. The Company does not intend to sell the trust preferred security and has the intent and ability to hold it for a period of time sufficient to recover the temporary loss. Management believes that the Company will receive all principal and interest payments contractually due on the securities and that the decrease in the market value is primarily due to a lack of liquidity in the market for trust preferred securities and the deferral of interest by the issuer. Management will continue to monitor the credit risk of the issuer and may be required to recognize other-than-temporary impairment charges on this security in future periods.

A summary of securities available for sale at March 31, 2016 and December 31, 2015 is as follows:

(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
March 31, 2016
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation (FHLMC)	$605	18	0	623
Federal National Mortgage Association (FNMA)	610	26	0	636
Collateralized mortgage obligations:
FHLMC	682	12	(3)	691
Other	41	0	(7)	34
	1,938	56	(10)	1,984
Other marketable securities:
U.S. Government agency obligations	99,980	122	(4)	100,098
Municipal obligations	2,962	29	(3)	2,988
Corporate obligations	316	16	0	332
Corporate preferred stock	700	0	(350)	350
Corporate equity	58	18	0	76
	104,016	185	(357)	103,844
	$105,954	241	(367)	105,828

(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
December 31, 2015
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation (FHLMC)	$728	31	0	759
Federal National Mortgage Association (FNMA)	725	22	0	747
Collateralized mortgage obligations:
FHLMC	742	2	(1)	743
Other	42	0	(8)	34
	2,237	55	(9)	2,283
Other marketable securities:
U.S. Government agency obligations	105,003	68	(129)	104,942
Municipal obligations	3,991	18	(7)	4,002
Corporate obligations	340	0	(6)	334
Corporate preferred stock	700	0	(350)	350
Corporate equity	58	5	0	63
	110,092	91	(492)	109,691
	$112,329	146	(501)	111,974

The following table indicates amortized cost and estimated fair value of securities available for sale at March 31, 2016 based upon contractual maturity adjusted for scheduled repayments of principal and projected prepayments of principal based upon current economic conditions and interest rates.

(Dollars in thousands)	Amortized Cost	Fair Value
Due less than one year	$20,914	20,961
Due after one year through five years	83,849	84,005
Due after five years through ten years	402	405
Due after ten years	731	381
No stated maturity	58	76
Total	$105,954	105,828

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

(8) Loans Receivable, Net

A summary of loans receivable at March 31, 2016 and December 31, 2015 is as follows:

(Dollars in thousands)	March 31, 2016	December 31, 2015
1-4 family	$95,247	90,945
Commercial real estate:
Real estate rental and leasing	145,224	125,376
Other	122,241	121,977
	267,465	247,353
Consumer	66,782	64,415
Commercial business:
Transportation industry	9,440	9,349
Other	60,551	60,757
	69,991	70,106
Total loans	499,485	472,819
Less:
Unamortized discounts	18	16
Net deferred loan costs	(156)	(91)
Allowance for loan losses	9,363	9,709
Total loans receivable, net	$490,260	463,185

(9) Allowance for Loan Losses and Credit Quality Information

The allowance for loan losses is summarized as follows:

(Dollars in thousands)	1-4 Family	Commercial Real Estate	Consumer	Commercial Business	Total
Balance, December 31, 2015	$990	6,078	1,200	1,441	9,709
Provision for losses	60	(823)	184	(153)	(732)
Charge-offs	0	0	(7)	0	(7)
Recoveries	0	182	18	193	393
Balance, March 31, 2016	$1,050	5,437	1,395	1,481	9,363

Balance, December 31, 2014	$1,096	5,024	1,009	1,203	8,332
Provision for losses	(5)	34	23	(52)	0
Charge-offs	0	0	(18)	0	(18)
Recoveries	0	64	8	32	104
Balance, March 31, 2015	$1,091	5,122	1,022	1,183	8,418

Allocated to:
FAS 114 reserves	$223	296	370	120	1,009
General reserves	767	5,782	830	1,321	8,700
Balance, December 31, 2015	$990	6,078	1,200	1,441	9,709

Allocated to:
FAS 114 reserves	$225	254	389	116	984
General reserves	825	5,183	1,006	1,365	8,379
Balance, March 31, 2016	$1,050	5,437	1,395	1,481	9,363

Loans receivable at December 31, 2015:
Individually reviewed for impairment	$2,203	2,204	977	415	5,799
Collectively reviewed for impairment	88,742	245,149	63,438	69,691	467,020
Ending balance	$90,945	247,353	64,415	70,106	472,819
Loans receivable at March 31, 2016:
Individually reviewed for impairment	$1,774	2,326	1,041	397	5,538
Collectively reviewed for impairment	93,473	265,139	65,741	69,594	493,947
Ending balance	$95,247	267,465	66,782	69,991	499,485

The following table summarizes the amount of classified and unclassified loans at March 31, 2016 and December 31, 2015:

	March 31, 2016
	Classified					Unclassified
(Dollars in thousands)	Special Mention	Substandard	Doubtful	Loss	Total	Total	Total Loans
1-4 family	$379	2,718	53	0	3,150	92,097	95,247
Commercial real estate:
Real estate rental and leasing	704	6,529	0	0	7,233	137,991	145,224
Other	630	9,509	0	0	10,139	112,102	122,241

Consumer	0	714	51	276	1,041	65,741	66,782
Commercial business:
Transportation industry	1,154	3,085	0	0	4,239	5,201	9,440
Other	837	1,303	0	0	2,140	58,411	60,551
	$3,704	23,858	104	276	27,942	471,543	499,485

	December 31, 2015
	Classified					Unclassified
(Dollars in thousands)	Special Mention	Substandard	Doubtful	Loss	Total	Total	Total Loans
1-4 family	$189	2,889	55	0	3,133	87,812	90,945
Commercial real estate:
Real estate rental and leasing	1,910	4,827	0	0	6,737	118,639	125,376
Other	917	9,473	0	0	10,390	111,587	121,977

Consumer	0	639	52	286	977	63,438	64,415
Commercial business:
Transportation industry	4,082	18	0	0	4,100	5,249	9,349
Other	841	1,515	0	0	2,356	58,401	60,757
	$7,939	19,361	107	286	27,693	445,126	472,819

Classified loans represent special mention, substandard (performing and non-performing), and non-performing loans categorized as doubtful and loss. Loans classified as special mention are loans that have potential weaknesses that, if left uncorrected, may result in deterioration of the repayment prospects for the asset or in the Bank’s credit position at some future date. Loans classified as substandard are loans that are generally inadequately protected by the current net worth and paying capacity of the obligor, or by the collateral pledged, if any. Loans classified as substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. Substandard loans are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Loans classified as doubtful have the weaknesses of those classified as substandard, with additional characteristics that make collection in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. A loan classified as loss is essentially uncollateralized and/or considered uncollectible and of such little value that continuance as an asset on the balance sheet may not be warranted. Loans classified as substandard or doubtful require the Bank to perform an analysis of the individual loan and charge off any loans, or portion thereof, that are deemed uncollectible.

The aging of past due loans at March 31, 2016 and December 31, 2015 are summarized as follows:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
March 31, 2016
1-4 family	$461	240	247	948	94,299	95,247	0
Commercial real estate:							0
Real estate rental and leasing	0	0	0	0	145,224	145,224	0
Other	92	0	185	277	121,964	122,241	0

Consumer	302	120	111	533	66,249	66,782	0
Commercial business:
Transportation industry	16	0	0	16	9,424	9,440	0
Other	41	0	0	41	60,510	60,551	0
	$912	360	543	1,815	497,670	499,485	0

December 31, 2015
1-4 family	$490	130	799	1,419	89,526	90,945	0
Commercial real estate:
Real estate rental and leasing	0	0	0	0	125,376	125,376	0
Other	0	289	0	289	121,688	121,977	0

Consumer	330	262	119	711	63,704	64,415	0
Commercial business:
Transportation industry	0	0	0	0	9,349	9,349	0
Other	45	0	0	45	60,712	60,757	0
	$865	681	918	2,464	470,355	472,819	0

Impaired loans include loans that are non-performing (non-accruing) and loans that have been modified in a troubled debt restructuring (TDR). The following table summarizes impaired loans and related allowances as of March 31, 2016 and December 31, 2015:

	March 31, 2016			December 31, 2015
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans with no related allowance recorded:
1-4 family	$695	695	0	1,251	1,251	0
Commercial real estate:
Real estate rental and leasing	43	178	0	44	184	0
Other	26	1,682	0	25	1,706	0
Consumer	502	503	0	475	476	0
Commercial business:
Other	0	66	0	0	79	0

Loans with an allowance recorded:
1-4 family	1,079	1,079	225	952	952	223
Commercial real estate:
Real estate rental and leasing	0	0	0	0	0	0
Other	2,257	2,257	254	2,135	2,135	296
Consumer	539	556	389	502	519	370
Commercial business:
Other	397	949	116	415	967	120

Total:
1-4 family	1,774	1,774	225	2,203	2,203	223
Commercial real estate:
Real estate rental and leasing	43	178	0	44	184	0
Other	2,283	3,939	254	2,160	3,841	296
Consumer	1,041	1,059	389	977	995	370
Commercial business:
Other	397	1,015	116	415	1,046	120
	$5,538	7,965	984	5,799	8,269	1,009

The following table summarizes the average recorded investment and interest income recognized on impaired loans during the three months ended March 31, 2016 and 2015:

	March 31, 2016		March 31, 2015
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance recorded:
1-4 family	$973	6	744	3
Commercial real estate:
Real estate rental and leasing	44	1	48	2
Other	26	161	7,304	100
Consumer	489	1	367	0
Commercial business:
Other	0	0	68	0

Loans with an allowance recorded:
1-4 family	1,016	3	1,170	22
Commercial real estate:
Real estate rental and leasing	0	0	8	0
Other	2,196	7	1,837	7
Consumer	521	3	337	2
Commercial business:
Other	406	4	467	5

Total:
1-4 family	1,989	9	1,914	25
Commercial real estate:
Real estate rental and leasing	44	1	56	2
Other	2,222	168	9,141	107
Consumer	1,010	4	704	2
Commercial business:
Other	406	4	535	5
	$5,671	186	12,350	141

At March 31, 2016 and December 31, 2015, non-accruing loans totaled $3.9 million and $4.2 million, respectively, for which the related allowance for loan losses was $0.7 million and $0.7 million, respectively. All of the interest income recognized for non-accruing loans was recognized using the cash basis method of income recognition. Non-accruing loans for which no specific allowance has been recorded, because management determined that the value of the collateral was sufficient to repay the loan, totaled $0.8 million and $1.4 million, at March 31, 2016 and December 31, 2015, respectively. Non-accrual loans also include certain loans that have had terms modified in a TDR.

The non-accrual loans at March 31, 2016 and December 31, 2015 are summarized as follows:

(Dollars in thousands)	March 31, 2016	December 31, 2015

1-4 family	$1,229	$1,655
Commercial real estate:
Real estate rental and leasing	44	44
Other	1,778	1,650
Consumer	809	786
Commercial business:
Other	45	46
	$3,905	$4,181

At March 31, 2016 and December 31, 2015, there were loans included in loans receivable, net, with terms that had been modified in a TDR totaling $2.6 million and $2.5 million, respectively. For the loans that were restructured in the first quarter of 2016, $31,000 were classified but performing and $75,000 were non-performing at March 31, 2016. There was one $9,000 loan that was restructured in the first quarter of 2015 that was classified but performing at March 31, 2015.

The following table summarizes troubled debt restructurings at March 31, 2016 and December 31, 2015:

	March 31, 2016				December, 31, 2015
(Dollars in thousands)	Accruing	Non-Accrual	Total	Accruing	Non-Accrual	Total
1-4 Family	$544	98	642	547	100	647
Commercial real estate	504	211	715	511	214	725
Consumer	233	577	810	191	541	732
Commercial business	352	45	397	369	46	415
	$1,633	931	2,564	1,618	901	2,519

As of March 31, 2016, the Bank had commitments to lend an additional $1.1 million to a borrower who has TDR and non-accrual loans. These additional funds are for the construction of 1-4 family homes with a maximum loan-to-value ratio of 75%. These loans are secured by the home under construction. At December 31, 2015, there were commitments to lend additional funds of $1.5 million to this same borrower.

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

When a loan is modified in a TDR, there may be a direct, material impact on the loans within the consolidated balance sheets, as principal balances may be partially forgiven. The financial effects of TDRs are presented in the following table and represent the difference between the outstanding recorded balance pre-modification and post-modification, for the three-months ended March 31, 2016 and March 31, 2015.

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Consumer	6	$106	107	1	$9	$9

There were no loans that were restructured within the 12 months preceding March 31, 2016 and March 31, 2015 that defaulted during the three months ended March 31, 2016 and March 31, 2015.

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

TDRs are reviewed for impairment following the same methodology as other impaired loans. For loans that are collateral-dependent, the value of the collateral is reviewed and additional reserves may be added as needed. Loans that are not collateral-dependent may have additional reserves established if deemed necessary. The reserves for TDRs were $0.5 million, or 5.3%, of the total $9.4 million in loan loss reserves at March 31, 2016 and $0.5 million, or 5.2%, of the total $9.7 million in loan loss reserves at December 31, 2015.

The following is additional information with respect to loans acquired through the Kasson State Bank acquisition:

(Dollars in thousands)	Contractual Principal Receivable	Accretable Difference	Net Carrying Amount
Purchased performing loans:
Balance at December 31, 2015	$18,539	(459)	18,080
Change due to payments/refinances	(2,597)	71	(2,526)
Transferred to foreclosed assets	0	0	0
Change due to loan charge-off	(2)	0	(2)
Balance at March 31, 2016	$15,940	(388)	15,552

(Dollars in thousands)	Contractual Principal Receivable	Non- Accretable Difference	Net Carrying Amount
Purchased credit impaired loans:
Balance at December 31, 2015	$555	(162)	393
Change due to payments/refinances	(142)	100	(42)
Transferred to foreclosed assets	0	0	0
Change due to loan charge-off	0	0	0
Balance at March 31, 2016	$413	(62)	351

As a result of the Kasson State Bank acquisition, the Company has loans for which there was at acquisition evidence of deterioration of credit quality since origination and for which it was probable at acquisition that all contractually required payments would not be collected. The carrying amount of those loans as of March 31, 2016 was $0.4 million.

No provision for loan losses was recognized during the period ended March 31, 2016 related to acquired loans as there was no significant change to the credit quality of those loans.

(10) Intangible Assets

The Company’s intangible assets consist of core deposit intangibles and mortgage servicing rights. A summary of mortgage servicing activity is as follows:

(Dollars in thousands)	Three Months ended March 31, 2016	Twelve Months ended December 31, 2015	Three Months ended March 31, 2015
Balance, beginning of period	$1,499	1,507	1,507
Originations	89	547	84
Amortization	(132)	(555)	(143)
Balance, end of period	$1,456	1,499	1,448
Fair value of mortgage servicing rights	$2,427	2,590	2,508

All of the loans sold where the Company continues to service the loans are serviced for FNMA under the individual loan sale program. The following is a summary of the risk characteristics of the loans being serviced for FNMA at March 31, 2016.

		Weighted	Weighted
	Loan	Average	Average
	Principal	Interest	Remaining	Number
(Dollars in thousands)	Balance	Rate	Term (months)	of Loans
Original term 30 year fixed rate	$218,770	4.20%	301	1,853
Original term 15 year fixed rate	107,390	3.21	138	1,190
Adjustable rate	58	4.38	302	2

The gross carrying amount of intangible assets and the associated accumulated amortization at March 31, 2016 and 2015 is presented in the following table. Amortization expense for intangible assets was $151,000 and $143,000 for the three months ended March 31, 2016 and 2015, respectively.

	March 31, 2016
	Gross		Unamortized
	Carrying	Accumulated	Intangible
(Dollars in thousands)	Amount	Amortization	Assets
Mortgage servicing rights	$3,749	(2,293)	1,456
Core deposit intangible	420	(46)	374
Total	$4,169	(2,339)	1,830

	March 31, 2015
	Gross		Unamortized
	Carrying	Accumulated	Intangible
(Dollars in thousands)	Amount	Amortization	Assets
Mortgage servicing rights	$3,587	(2,139)	1,448
Total	$3,587	(2,139)	1,448

The following table indicates the estimated future amortization expense for intangible assets:

(Dollars in thousands)	Mortgage Servicing Rights	Core Deposit Intangible	Total Intangible Assets
Year ending December 31,
2016	$333	56	389
2017	369	74	443
2018	279	74	353
2019	220	74	294
2020	131	74	205
Thereafter	124	22	146
Total	$1,456	374	1,830

Projections of amortization are based on existing asset balances and the existing interest rate environment as of March 31, 2016. The Company’s actual experience may be significantly different depending upon changes in mortgage interest rates and other market conditions.

(11) Earnings per Common Share

The following table reconciles the weighted average shares outstanding and the earnings available to common shareholders used for basic and diluted earnings per common share:

	Three months ended March 31,
(Dollars in thousands, except per share data)	2016	2015
Weighted average number of common shares outstanding used in basic earnings per common share calculation	4,166,003	4,096,985
Net dilutive effect of:
Restricted stock awards, options and warrants	514,245	574,665
Weighted average number of shares outstanding adjusted for effect of dilutive securities	4,680,248	4,671,650
Income available to common shareholders	$1,774	353
Basic earnings per common share	$0.43	0.09
Diluted earnings per common share	$0.38	0.08

(12) Regulatory Capital and Oversight

Effective January 1, 2015 the capital requirements of the Bank were changed to implement the regulatory requirements of the Basel III capital reforms. The Basel III requirements, among other things, (i) apply a strengthened set of capital requirements to the Bank (the Company is exempt, pursuant to the Small Bank Holding Company Policy Statement (Policy Statement) described below), including requirements relating to common equity as a component of core capital, (ii) implement a “capital conservation buffer” against risk and a higher minimum tier 1 capital requirement, and (iii) revise the rules for calculating risk-weighted assets for purposes of such requirements. The rules made corresponding revisions to the prompt corrective action framework and include new capital ratios and buffer requirements which will be phased in incrementally, with full implementation scheduled for January 1, 2019. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

The Federal Reserve Bank amended its Policy Statement, to exempt small bank holding companies from the above capital requirements, by raising the asset size threshold for determining applicability from $500 million to $1 billion. The Policy Statement was also expanded to include savings and loan holding companies that meet the Policy Statement’s qualitative requirements for exemption. The Company met the qualitative exemption requirements, and therefore, is exempt from the above capital requirements.

Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Common Equity Tier 1 capital to risk weighted assets (as defined in the regulations), Tier 1 capital to adjusted total assets (as defined in the regulations), Tier 1 capital to risk weighted assets (as defined in the regulations), and total capital to risk weighted assets.

The Bank’s average total assets for the first quarter of 2016 were $635.7 million, its adjusted total assets were $632.4 million, and its risk-weighted assets were $535.6 million. The following table presents the Bank’s capital amounts and ratios at March 31, 2016 for actual capital, required capital and excess capital, including ratios in order to qualify as being well capitalized under the revised Prompt Corrective Actions regulations.

	Actual		Required to be Adequately Capitalized		Excess Capital		To Be Well Capitalized Under Prompt Corrective Action Provisions(1)
(Dollars in thousands)	Amount	Percent of Assets(2)	Amount	Percent of Assets (2)	Amount	Percent of Assets(2)	Amount	Percent of Assets(2)
Bank stockholder’s equity	$76,672
Plus:
Net unrealized loss on certain securities available for sale	76
Less:
Goodwill and other intangibles	224
Disallowed servicing and tax assets	3,016
Common equity tier I capital	73,508
Common equity tier I capital ratio		13.73%	$24,101	4.50%	$49,407	9.23%	$34,812	6.50%
Tier I capital	73,508
Tier I capital leverage ratio		11.62%	$25,297	4.00%	$48,211	7.62%	$31,622	5.00%
Tier I risk-based capital ratio		13.73%	$32,134	6.00%	$41,374	7.73%	$42,845	8.00%
Plus: Allowable allowance for loan losses	6,743
Risk-based capital	$80,251
Total risk-based capital ratio		14.98%	$42,845	8.00%	$37,406	6.98%	$53,557	10.00%

(1) Under the final rules, revised requirements will be phased in commencing January 1, 2015, as described above.

(2) Based upon the Bank’s adjusted total assets for the purpose of the Tier I or core capital ratios and risk-weighted assets for the purpose of the risk-based capital ratios.

Beginning in 2016, the Bank must maintain a capital conservation buffer composed of common equity tier 1 capital above its minimum risk-based capital requirements in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. For 2016, the capital conservation buffer is 0.625%. The buffer amount will increase incrementally each year until 2019 when the entire 2.50% capital conservation buffer will be fully phased in.

Management believes that, as of March 31, 2016, the Bank’s capital ratios were in excess of those quantitative capital ratio standards set forth under the current prompt corrective action regulations, including the capital conservation buffer described above. However, there can be no assurance that the Bank will continue to maintain such status in the future. The Office of the Comptroller of the Currency has extensive discretion in its supervisory and enforcement activities, and can adjust the requirement to be “well-capitalized” in the future.

(13) Stockholders’ Equity

The Company's certificate of incorporation authorizes the issuance of up to 500,000 shares of preferred stock, and on December 23, 2008, the Company completed the sale of 26,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Preferred Stock”) to the U.S. Department of the Treasury (Treasury). The Preferred Stock had a liquidation value of $1,000 per share and a related warrant was also issued to purchase 833,333 shares of HMN common stock at an exercise price of $4.68 per share (the Warrant). The transaction was part of the Treasury’s Capital Purchase Program under the Emergency Economic Stabilization Act of 2008.

On February 17, 2015, the Company redeemed the final 10,000 shares of outstanding Preferred Stock. On May 21, 2015, the Treasury sold the Warrant at an exercise price of $4.68 to three unaffiliated third party investors for an aggregate purchase price of $5.7 million. Two of the investors received a warrant to purchase 277,777.67 shares and one investor received a warrant to purchase 277,777.66 shares. All of the warrants were still outstanding as of March 31, 2016 and may be exercised at any time prior to their expiration date of December 23, 2018. The Company received no proceeds from this transaction and it had no effect on the Company’s capital, financial condition or results of operations.

(14) Other Borrowings

On December 15, 2014, the Company entered into a Loan Agreement with an unrelated third party, providing for a term loan of up to $10.0 million that was evidenced by a promissory note (the Note) with an interest rate of 6.50% per annum. The principal balance of the loan is payable in consecutive equal annual installments of $1.0 million on each anniversary of the date of the Loan Agreement, commencing on December 15, 2015, with the balance due on December 15, 2021. Provided that no default or event of default has occurred and is continuing, the Company may, at its option, elect to defer payment of one installment of principal on the Note otherwise due prior to the maturity date, in which event such installment will become due and payable on the maturity date. The Company may voluntarily prepay the Note in whole or in part without penalty. The outstanding loan balance was $9.0 million at March 31, 2016 and December 31, 2015.

(15) Commitments and Contingencies

The Bank issues standby letters of credit which guarantee the performance of customers to third parties. The standby letters of credit issued and available at March 31, 2016 were approximately $3.2 million, expire over the next 34 months, and are collateralized primarily with commercial real estate mortgages. Since the conditions under which the Bank is required to fund the standby letters of credit may not materialize, the cash requirements are expected to be less than the total outstanding commitments.

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

(Dollars in thousands)	Home Federal Savings Bank	Other	Eliminations	Consolidated Total
At or for the quarter ended March 31, 2016:
Interest income - external customers	$6,525	0	0	6,525
Non-interest income - external customers	1,755	0	0	1,755
Intersegment non-interest income	53	1,969	(2,022)	0
Interest expense	226	148	0	374
Non-interest expense	5,561	183	(53)	5,691
Income tax expense (benefit)	1,309	(136)	0	1,173
Net income	1,969	1,774	(1,969)	1,774
Total assets	637,104	80,868	(79,816)	638,156
At or for the quarter ended March 31, 2015:
Interest income - external customers	$4,884	0	0	4,884
Non-interest income - external customers	1,596	0	0	1,596
Intersegment non-interest income	51	591	(642)	0
Interest expense	248	78	0	326
Non-interest expense	5,305	179	(51)	5,433
Income tax expense (benefit)	387	(127)	0	260
Net income	591	461	(591)	461
Total assets	564,427	76,760	(75,700)	565,487

HMN FINANCIAL, INC.

Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Information

Safe Harbor Statement

This quarterly report and other reports filed by the Company with the Securities and Exchange Commission may contain forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are often identified by such forward-looking terminology as “expect,” “intend,” “look,” “believe,” “anticipate,” “estimate,” “project,” “seek,” “may,” “will,” “would,” “could,” “should,” “trend,” “target,” and “goal” or similar statements or variations of such terms and include, but are not limited to, those relating to increasing our core deposit relationships, improving credit quality, reducing non-performing assets, and generating improved financial results (including profitability); the adequacy and amount of available liquidity and capital resources to the Bank; the Company’s liquidity and capital requirements; our expectations for core capital and our strategies and potential strategies for maintenance thereof; improvements in loan production; changes in the size of the Bank’s loan portfolio; the amount of the Bank’s non-performing assets and the appropriateness of the allowance therefor; our ability to integrate the Deerwood Bank branch and other acquired operations; anticipated future levels of the provision for loan losses; future losses on non-performing assets; the amount and composition of interest-earning assets; the amount and composition of interest bearing liabilities; the availability of alternate funding sources; the payment of dividends by HMN; the future outlook for the Company; the amount of dividends paid by the Federal Home Loan Bank (FHLB) on its stock; the amount of deposits that will be withdrawn from checking and money market accounts and how the withdrawn deposits will be replaced; the projected changes in net interest income based on rate shocks; the range that interest rates may fluctuate over the next twelve months; the net market risk of interest rate shocks; the future outlook for the issuer trust preferred securities held by the Bank; the ability of the Bank to pay dividends to HMN; the ability of HMN to pay the principal and interest payments on its third party note payable; the ability to remain well capitalized; and compliance by the Bank with regulatory standards generally (including the Bank’s status as “well capitalized”) and other supervisory directives or requirements to which the Company or the Bank are or may become expressly subject, specifically, and possible responses of the Office of the Comptroller of the Currency (OCC), Board of Governors of the Federal Reserve System (FRB), the Bank, and the Company to any failure to comply with any such regulatory standard, directive or requirement.

A number of factors could cause actual results to differ materially from the Company’s assumptions and expectations. These include but are not limited to the adequacy and marketability of real estate and other collateral securing loans to borrowers; federal and state regulation and enforcement; possible legislative and regulatory changes, including additional changes to regulatory capital rules; the ability of the Bank to comply with other applicable regulatory capital requirements; enforcement activity of the OCC and FRB in the event of our non-compliance with any applicable regulatory standard or requirement; adverse economic, business and competitive developments such as shrinking interest margins, reduced collateral values, deposit outflows, changes in credit or other risks posed by the Company’s loan and investment portfolios; changes in costs associated with alternate funding sources, including changes in collateral advance rates and policies of the FHLB; technological, computer-related or operational difficulties; results of litigation; reduced demand for financial services and loan products; changes in accounting policies and guidelines, or monetary and fiscal policies of the federal government or tax laws; international economic developments; the Company’s access to and adverse changes in securities markets; the market for credit related assets; the future operating results, financial condition, cash flow requirements and capital spending priorities of the Company and the Bank; the availability of internal and, as required, external sources of funding; acquisition integration costs; our ability to attract and retain employees; or other significant uncertainties. Additional factors that may cause actual results to differ from the Company’s assumptions and expectations include those set forth in the Company’s most recent filing on Forms 10-K with the Securities and Exchange Commission. All forward-looking statements are qualified by, and should be considered in conjunction with, such cautionary statements. For additional discussion of the risks and uncertainties applicable to the Company, see the “Risk Factors” sections of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

All statements in this Form 10-Q, including forward-looking statements, speak only as of the date they are made, and we undertake no duty to update any of the forward-looking statements after the date of this quarterly report on Form 10-Q.

General

The earnings of the Company are primarily dependent on the Bank's net interest income, which is the difference between interest earned on loans and investments, and the interest paid on interest-bearing liabilities such as deposits and other borrowings. The difference between the average rate of interest earned on assets and the average rate paid on liabilities is the "interest rate spread". Net interest income is produced when interest-earning assets equal or exceed interest-bearing liabilities and there is a positive interest rate spread. Net interest income and net interest rate spread are affected by changes in interest rates, the volume and composition of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. The Company's net earnings are also affected by the generation of non-interest income, which consists primarily of gains from the sale of loans and real estate owned, fees for servicing loans, commissions on the sale of uninsured investment products, and service charges on deposit accounts. The Bank incurs expenses in addition to interest expense in the form of salaries and benefits, occupancy and equipment expenses, provisions for loan losses, deposit insurance, amortization expense on mortgage servicing assets, data processing costs, fees for professional services, and income taxes. The earnings of financial institutions, such as the Bank, are also significantly affected by prevailing economic and competitive conditions, particularly changes in interest rates, government monetary and fiscal policies, and regulations of various regulatory authorities. Lending activities are influenced by the demand for and supply of business credit, single-family and commercial properties, competition among lenders, the level of interest rates and the availability of funds. Deposit flows and costs of deposits are influenced by prevailing market rates of interest on competing investments, account maturities and the levels of personal income and savings.

Critical Accounting Estimates

Critical accounting policies are those policies that the Company's management believes are the most important to understanding the Company’s financial condition and operating results. These critical accounting policies often involve estimates and assumptions that could have a material impact on the Company’s consolidated financial statements. The Company has identified the following critical accounting policies that management believes involve the most difficult, subjective, and/or complex judgments that are inherently uncertain. Therefore, actual financial results could differ significantly depending upon the estimates, assumptions and other factors used.

Allowance for Loan Losses and Related Provision

The allowance for loan losses is based on periodic analysis of the loan portfolio and is maintained at an amount considered to be appropriate by management to provide for probable losses inherent in the loan portfolio as of the balance sheet dates. In this analysis, management considers factors including, but not limited to, specific occurrences of loan impairment, actual and anticipated changes in the size of the portfolios, national and regional economic conditions such as unemployment data, loan delinquencies, local economic conditions, demand for single-family homes, demand for commercial real estate and building lots, loan portfolio composition and historical loss experience and observations made by the Company's ongoing internal audit and regulatory exam processes. Loans are charged off to the extent they are deemed to be uncollectible. The Company has established separate processes to determine the appropriateness of the loan loss allowance for its homogeneous single-family and consumer loan portfolios and its non-homogeneous loan portfolios. The determination of the allowance on the homogeneous single-family and consumer loan portfolios is calculated on a pooled basis with individual determination of the allowance for all non-performing loans. The determination of the allowance for the non-homogeneous commercial, commercial real estate and multi-family loan portfolios involves assigning standardized risk ratings and loss factors that are periodically reviewed. The loss factors are estimated based on the Company's own loss experience and are assigned to all loans without identified credit weaknesses. For each non-performing loan, the Company also performs an individual analysis of impairment that is based on the expected cash flows or the value of the assets collateralizing the loans and establishes any necessary reserves or charges off all loans, or portions thereof, that are deemed uncollectable.

The appropriateness of the allowance for loan losses is dependent upon management’s estimates of variables affecting valuation, appraisals of collateral, evaluations of performance and status, and the amounts and timing of future cash flows expected to be received on impaired loans. Such estimates, appraisals, evaluations and cash flows may be subject to adjustments due to changing economic prospects of borrowers or properties. The fair market value of collateral dependent loans are typically based on the appraised value of the property less estimated selling costs. The estimates are reviewed periodically and adjustments, if any, are recorded in the provision for loan losses in the periods in which the adjustments become known. Because of the size of some loans, changes in estimates can have a significant impact on the loan loss provision. The allowance is allocated to individual loan categories based upon the relative risk characteristics of the loan portfolios and the actual loss experience. The Company increases its allowance for loan losses by charging the provision for loan losses against income and decreases its allowance by crediting the provision for loan losses. The allowance is also credited for recoveries received on previously charged off loans. The activity in the allowance in the first quarter of 2016 resulted in a credit to the loan loss provision. The methodology for establishing the allowance for loan losses takes into consideration probable losses that have been identified in connection with specific loans as well as losses in the loan portfolio that have not been specifically identified. Although management believes that based on current conditions the allowance for loan losses is maintained at an appropriate amount to provide for probable loan losses inherent in the portfolio as of the balance sheet dates, future conditions may differ substantially from those anticipated in determining the allowance for loan losses and adjustments may be required in the future.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. These calculations are based on many complex factors including estimates of the timing of reversals of temporary differences, the interpretation of federal and state income tax laws, and a determination of the differences between the tax and the financial reporting basis of assets and liabilities. Actual results could differ significantly from the estimates and interpretations used in determining the current and deferred income tax assets and liabilities.

The Company maintains significant net deferred tax assets for deductible temporary differences, the largest of which relates to the allowance for loan and real estate losses and net operating loss carryforwards. For income tax purposes, only net charge-offs are deductible, not the entire provision for loan losses. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that the deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon management’s judgment and evaluation of both positive and negative evidence, including the forecasts of future income, tax planning strategies, and assessments of the current and future economic and business conditions. The Company considers both positive and negative evidence regarding the ultimate realizability of deferred tax assets. Positive evidence includes the Company’s cumulative net income in the prior three year period, the ability to implement tax planning strategies to accelerate taxable income recognition, and the probability that taxable income will be generated in future periods. It is possible that future conditions may differ substantially from those anticipated in determining that no valuation allowance was required on deferred tax assets and adjustments may be required in the future.

Determining the ultimate settlement of any tax position requires significant estimates and judgments in arriving at the amount of tax benefits to be recognized in the financial statements. It is possible that the tax benefits realized upon the ultimate resolution of a tax position may result in tax benefits that are significantly different from those estimated.

Accounting for Loans Acquired in a Business Combination

Loans acquired in a business combination are initially recorded at their acquisition date fair values. The fair values of the purchased loans are based on the present value of the expected cash flows, including principal, interest and prepayments. Periodic principal and interest cash flows are adjusted for expected losses and prepayments, then discounted to determine the present value and summed to arrive at the estimated fair value. Fair value estimates involve assumptions and judgments as to credit risk, interest rate risk, prepayment risk, liquidity risk, default rates, loss severity, payment speeds, collateral values and discount rate. Purchased loans are divided into loans with evidence of credit quality deterioration, which are accounted for under ASC topic 310-30 (purchased credit impaired (PCI)), and loans that do not meet this criteria, which are accounted for under ASC topic 310-20 (performing). PCI loans have experienced a deterioration of credit quality from origination to acquisition for which it is probable that the Bank will not be able to collect all principal and interest payments on the loan. In the assessment of credit quality, numerous assumptions, interpretations and judgments must be made, based on internal and third-party credit quality information and ultimately the determination as to the probability that all contractual cash flows will not be able to be collected. This is a point in time assessment and inherently subjective due to the nature of the available information and judgment involved.

Subsequent to the acquisition date, the Bank continues to estimate the amount and timing of cash flows expected to be collected on PCI loans. The present value of any decreases in expected cash flows after the acquisition date will generally result in an impairment charge recorded as a provision for loan losses, resulting in an increase to the allowance for loan losses. Increases in expected cash flows will generally result in a recovery of any previously recorded allowance for loan losses, to the extent applicable, and/or a reclassification from the nonaccretable difference to accretable yield, which will be recognized prospectively. For acquired performing loans, the difference between the acquisition date fair value and the contractual amounts due at the acquisition date represents the fair value adjustment. Fair value adjustments may be discounts or premiums to a loan's cost basis and are accreted or amortized into interest income over the loan's remaining life using the level yield method.

Subsequent to the acquisition date, the methods utilized to estimate the required allowance for loan losses for these loans is similar to originated loans. See “Note 9 Allowance for Loan Losses and Credit Quality Information” in the Notes to Consolidated Financial Statements for more information regarding acquired loan disclosures.

Acquisition

On April 8, 2016, the Bank completed the acquisition of loans, totaling approximately $12 million, and deposits, totaling approximately $19 million, related to the Deerwood Bank branch in Albert Lea, Minnesota. The acquired loans and deposits are being serviced from Home Federal’s existing branch location at 143 West Clark Street, Albert Lea, Minnesota.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2016 COMPARED TO THE QUARTER ENDED MARCH 31, 2015

Net Income

Net income was $1.8 million for the first quarter of 2016, an increase of $1.3 million compared to net income of $0.5 million for the first quarter of 2015. Net income available to common shareholders was $1.8 million for the first quarter of 2016, an increase of $1.4 million from the net income available to common shareholders of $0.4 million for the first quarter of 2015. Diluted earnings per common share for the first quarter of 2016 was $0.38, an increase of $0.30 from diluted earnings per common share of $0.08 for the first quarter of 2015. The increase in net income between the periods was due primarily to the $1.6 million increase in net interest income due to an increase in the average interest-earning assets and yields earned between the periods. Net income also increased $0.7 million because of a decrease in the provision for loan losses between the periods. The decrease in the provision for loan losses reflects the general improvement in the credit quality of the commercial loan portfolio and the increased recoveries received on previously charged off loans in the first quarter of 2016 when compared to the same period of 2015. These increases in net income were partially offset by a $0.9 million increase in income tax expense due to the increased pre-tax income between the periods.

Net Interest Income

Net interest income was $6.1 million for the first quarter of 2016, an increase of $1.5 million, or 34.9%, compared to $4.6 million for the first quarter of 2015. Interest income was $6.5 million for the first quarter of 2016, an increase of $1.6 million, or 33.6%, from $4.9 million for the first quarter of 2015. Interest income increased between the periods primarily because of an increase in the outstanding average interest-earning assets and a change in the composition of the average interest-earning assets held, which resulted in an increase in the average yields earned between the periods. While the average interest-earning assets increased $64.8 million between the periods, the average interest-earning assets held in higher yielding loans increased $108.3 million and the amount of average interest-earning assets held in lower yielding cash and investments decreased $43.5 million between the periods. The yield on average interest-earning assets was also enhanced by $0.5 million due to the interest payments received on non-accruing and previously charged off commercial real estate loans that were paid off in the first quarter of 2016. The increase in the average outstanding loans between the periods was primarily the result of an increase in the commercial loan portfolio, which occurred because of an increase in loan originations and a reduction in loan payoffs between the periods. The Company also acquired $24.1 million of loans through an acquisition that occurred in the third quarter of 2015. The average yield earned on interest-earning assets was 4.34% for the first quarter of 2016, an increase of 67 basis points from 3.67% for the first quarter of 2015.

Interest expense was $0.4 million for the first quarter of 2016, an increase of $0.1 million, or 14.7%, compared to $0.3 million for the first quarter of 2015. Interest expense increased primarily because of an increase in the average interest-bearing liabilities between the periods. The average rate paid between the periods remained the same due to a change in the composition of the average interest-bearing liabilities. While the average interest-bearing liabilities increased $69.3 million between the periods, the amount held in lower rate checking and money market accounts increased $62.3 million and the amount held in higher rate certificates of deposits and other borrowings increased $7.0 million between the periods. The increase in the average outstanding deposits between the periods was primarily the result of the $47.3 million in deposits acquired through an acquisition that occurred in the third quarter of 2015. The increase in the interest paid was primarily due to the $10.0 million holding company note payable that was funded in the first quarter of 2015 in connection with the redemption of all of the remaining Fixed Rate Cumulative Perpetual Preferred Stock, Series A of HMN (the “Preferred Stock”). Interest expense increases related to borrowing costs were partially offset by the lower interest rates paid on deposit accounts between the periods as a result of the low interest rate environment that continued to exist during the first quarter of 2016. The average interest rate paid on interest-bearing liabilities was 0.27% for both the first quarter of 2016 and the first quarter of 2015.

Net interest margin (net interest income divided by average interest-earning assets) for the first quarter of 2016 was 4.09%, an increase of 67 basis points, compared to 3.42% for the first quarter of 2015. Net interest margin increased between the periods primarily because the yields earned on interest-earning assets increased more than the rates paid on interest-bearing liabilities. The increase in the yields earned on interest-earning assets was primarily because of an increase in the outstanding average interest-earning assets and a change in the composition of the average interest-earning assets held. The yield on average interest-earning assets was also enhanced by $0.5 million due to the interest payments received on non-accruing and previously charged off commercial real estate loans that were paid off in the first quarter of 2016.

A summary of the Company’s net interest margin for the three-month periods ended March 31, 2016 and 2015 is as follows:

	For the three-month period ended
	March 31, 2016			March 31, 2015
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
Interest-earning assets:
Securities available for sale	$97,362	392	1.62%	$146,715	515	1.42%
Loans held for sale	2,104	24	4.59	1,489	8	2.09
Mortgage loans, net	96,526	1,009	4.20	69,545	736	4.29
Commercial loans, net	307,653	4,250	5.56	238,932	2,948	5.00
Consumer loans, net	65,485	811	4.98	53,466	661	5.02
Cash equivalents	34,890	38	0.44	28,998	15	0.21
Federal Home Loan Bank stock	694	1	0.58	774	1	0.50
Total interest-earning assets	604,714	6,525	4.34	539,919	4,884	3.67

Interest-bearing liabilities and non-interest bearing deposits:
NOW accounts	83,221	11	0.05	76,997	3	0.02
Savings accounts	67,664	15	0.09	47,597	7	0.06
Money market accounts	158,920	87	0.22	149,955	97	0.26
Certificates	98,430	113	0.46	95,736	141	0.60
Advances and other borrowings	9,000	148	6.61	4,811	78	6.58
Total interest-bearing liabilities	417,235			375,096
Non-interest checking	142,760			115,678
Other non-interest bearing escrow deposits	1,138			1,044
Total interest-bearing liabilities and non-interest bearing deposits	$561,133	374	0.27	$491,818	326	0.27
Net interest income		$6,151			$4,558
Net interest rate spread			4.07%			3.40%
Net interest margin			4.09%			3.42%

Provision for Loan Losses

The provision for loan losses was ($0.7 million) for the first quarter of 2016, a decrease of $0.7 million compared to the provision for loan losses of $0 for the first quarter of 2015. The provision decreased in the first quarter of 2016 primarily because of a general improvement in the credit quality of the commercial loan portfolio which resulted in a decrease in the required reserve percentages on these loans and an increase in the recoveries received on previously charged off loans during the first quarter of 2016 when compared to the first quarter of 2015.

A reconciliation of the Company’s allowance for loan losses for the first quarters of 2016 and 2015 is as follows:

(Dollars in thousands)	2016	2015
Balance at January 1,	$9,709	$8,332
Provision	(732)	0
Charge offs:
Consumer	(7)	(18)
Recoveries	393	104
Balance at March 31,	$9,363	$8,418

General allowance	$8,379	$7,489
Specific allowance	984	929
	$9,363	$8,418

Non-Interest Income

Non-interest income was $1.8 million for the first quarter of 2016, an increase of $0.2 million, or 10.0%, from $1.6 million for the first quarter of 2015. Gain on sales of loans increased $0.2 million between the periods primarily due to an increase in the gains recognized on the sale of commercial government guaranteed loans. Other non-interest income decreased slightly between the periods primarily because of a decrease in the fees earned on the sale of uninsured investment products.

Non-Interest Expense

Non-interest expense was $5.7 million for the first quarter of 2016, an increase of $0.3 million, or 4.75%, from $5.4 million for the first quarter of 2015. Compensation and benefits expense increased $0.2 million between the periods primarily because of an increase in wages and incentive accruals between the periods due to the increased number of branches being operated and increased loan originations. Occupancy and equipment expense increased $0.1 million between the periods because of increases in non-capitalized software and equipment expenses. Other operating expense increased $0.1 million primarily due to increased charitable contributions and lending expenses associated with the increase in loans originated between the periods. Data processing expense increased slightly because of an increase in mobile banking and on-line banking costs due to increased customer activity between the periods. Professional services expense increased marginally due to costs related to the Deerwood Bank branch acquisition. These increases in expense were partially offset by an increase of $0.2 million in the gain on real estate owned due to increased sales activity between the periods.

Income Taxes

Income tax expense was $1.2 million for the first quarter of 2016, an increase of $0.9 million from $0.3 million for the first quarter of 2015. The increase in income tax expense between the periods is primarily related to the increase in pre-tax income in the first quarter of 2016 when compared to the first quarter of 2015.

Net Income Available to Common Shareholders

The net income available to common shareholders was $1.8 million for the first quarter of 2016, an increase of $1.4 million from the $0.4 million income available to common shareholders in the first quarter of 2015. The net income available to common shareholders increased primarily because of the increase in the net income between the periods and a reduction in the dividends paid on the outstanding Preferred Stock. On February 17, 2015 the Company redeemed the final 10,000 shares of its outstanding Preferred Stock and, as a result, no dividends are required to be paid on the Preferred Stock after that date.

FINANCIAL CONDITION

Non-Performing Assets

The following table summarizes the amounts and categories of non-performing assets in the Bank’s portfolio and loan delinquency information as of the end of the two most recently completed quarters.

	March 31,	December 31,
(Dollars in thousands)	2016	2015
Non-Performing Loans:
One-to-four family real estate	$1,229	$1,655
Commercial real estate	1,822	1,694
Consumer	809	786
Commercial business	45	46
Total	3,905	4,181

Foreclosed and Repossessed Assets:
One-to-four family real estate	591	48
Commercial real estate	1,077	1,997
Total non-performing assets	$5,573	$6,226
Total as a percentage of total assets	0.87%	0.97%
Total non-performing loans	$3,905	$4,181
Total as a percentage of total loans receivable, net	0.80%	0.90%
Allowance for loan losses to non-performing loans	239.77%	232.22%

Delinquency Data:
Delinquencies (1)
30+ days	$1,005	$993
90+ days	0	0
Delinquencies as a percentage of loan and lease portfolio (1)
30+ days	0.20%	0.21%
90+ days	0.00%	0.00%

(1) Excludes non-accrual loans.

Total non-performing assets were $5.6 million at March 31, 2016, a decrease of $0.6 million, or 9.7%, from $6.2 million at December 31, 2015. Non-performing loans decreased $0.2 million and foreclosed and repossessed assets decreased $0.4 million during the first quarter of 2016.

Dividends

The declaration of dividends is subject to, among other things, the Company's financial condition and results of operations, the Bank's compliance with regulatory capital requirements and other regulatory restrictions, tax considerations, industry standards, economic conditions, general business practices and other factors. The Company has not made any dividend payments to common stockholders during the three year period ending March 31, 2016.

LIQUIDITY AND CAPITAL RESOURCES

For the quarter ended March 31, 2016, the net cash provided by operating activities was $4.6 million. The Company collected $56.3 million in principal repayments and maturities on securities during the quarter. It received $1.3 million in proceeds from the sale of real estate and $0.7 million related to increases in customer escrows. The Company had a net decrease in deposit balances of $7.9 million during the quarter. It also purchased $50.0 million in securities and $0.1 million in FHLB stock, paid out $0.3 million for premises and equipment, and loans receivable increased $30.8 million.

The Company has certificates of deposits with outstanding balances of $57.8 million that come due over the next 12 months. Based upon past experience, management anticipates that the majority of the deposits will renew for another term. The Company believes that cash outflows from deposits that do not renew will be replaced with a combination of other customer’s deposits or FHLB advances. FRB borrowings or proceeds from the sale of securities could also be used to fund unanticipated outflows of deposits.

The Company had three deposit customers with aggregate deposits greater than $5.0 million as of March 31, 2016. The $43.1 million in funds held by these customers may be withdrawn at any time, but management anticipates that the majority of these deposits will not be withdrawn from the Bank over the next twelve months. If these deposits are withdrawn, it is anticipated that they would be replaced with deposits from other customers or FHLB advances. FRB borrowings or proceeds from the sale of securities could also be used to replace unanticipated outflows of large checking and money market deposits.

The Company had the ability to borrow $96.0 million from the FHLB at March 31, 2016 based on the collateral value of the loans pledged. The credit policy of the FHLB relating to the collateral value of the loans collateralizing the available line of credit with the FHLB may change such that the current collateral pledged to secure future advances is no longer acceptable or the formulas for determining the excess pledged collateral may change. The FHLB could also reduce the amount of funds it will lend to the Bank. It is not anticipated that the Bank will need to find alternative funding sources in the next twelve months to replace the available borrowings from the FHLB. However, if needed, excess collateral currently pledged to the FHLB could be pledged to the FRB and the Bank could borrow additional funds from the FRB based on the increased collateral levels or obtain additional deposits.

The Company’s primary source of cash is dividends from the Bank. At March 31, 2016, the Company had $3.1 million in cash and other assets that could readily be turned into cash. The primary use of cash by the Company is the payment of operating expenses and the principal and interest amounts on the third party note payable.

The Company also serves as a source of capital, liquidity, and financial support to the Bank. Depending upon the operating performance of the Bank and the Company’s other liquidity and capital needs, including Company level expenses and the payment of principal and interest on the Company’s outstanding note payable, the Company may find it prudent, subject to prevailing capital market conditions and other factors, to raise additional capital through issuance of its common stock or other equity securities. Additional capital would also potentially permit the Company to implement a strategy of growing Bank assets. Depending on the circumstances, if it were to raise capital, the Company may deploy it to the Bank for general banking purposes, or may retain some or all of it for use by the Company.

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

The following table discloses the projected changes in the market value of the Company’s interest-earning assets and interest-bearing liabilities based upon incremental 100 basis-point changes in interest rates from interest rates in effect on March 31, 2016.

	Market Value
(Dollars in thousands)
Basis point change in interest rates	-100	0	+100	+200
Total market risk sensitive assets	$635,302	624,222	611,596	597,595
Total market risk sensitive liabilities	562,353	526,850	503,723	482,787
Off-balance sheet financial instruments	(668)	0	(111)	(154)
Net market risk	$73,617	97,372	107,984	114,962
Percentage change from current market value	(24.40)%	0.00	10.90	18.06

The preceding table was prepared utilizing a model using the following assumptions (the Model Assumptions) regarding prepayment and decay ratios, that were determined by management based upon their review of historical prepayment speeds and future prepayment projections. Fixed rate loans were assumed to prepay at annual rates of between 5% to 68%, depending on the note rate and the period to maturity. Adjustable rate mortgages (ARMs) were assumed to prepay at annual rates of between 18% and 138%, depending on the note rate and the period to maturity. Mortgage-backed securities were projected to have prepayments based upon the underlying collateral securing the instrument. Certificate accounts were assumed not to be withdrawn until maturity. Passbook accounts and money market accounts were assumed to decay at an annual rate of 6% and 8%, respectively. Retail checking accounts were assumed to decay at an annual rate of 3%. Commercial checking accounts and money market accounts were assumed to decay at annual rates of 7% and 12%, respectively. Callable investments were projected to be called at the first call date where the projected interest rate on similar remaining term instruments exceeded the interest rate on the callable advance or investment.

Certain shortcomings are inherent in the method of analysis presented in the above table. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates. The model assumes that the difference between the current interest rate being earned or paid compared to a treasury instrument or other interest index with a similar term to maturity (the Interest Spread) will remain constant over the interest changes disclosed in the table. Changes in Interest Spread could impact projected market value changes. Certain assets, such as ARMs, have features which restrict changes in interest rates on a short-term basis and over the life of the assets. The market value of the interest-bearing assets that are approaching their lifetime interest rate caps could be different from the values disclosed in the table. Certain liabilities, such as certificates of deposit, have fixed rates that restrict interest rate changes until maturity. In the event of a change in interest rates, prepayment and early withdrawal levels may deviate significantly from those assumed in calculating the foregoing table. The ability of many borrowers to service their debt may also decrease in the event of a substantial sustained increase in interest rates.

Asset/Liability Management

The Company’s management reviews the impact that changing interest rates will have on its net interest income projected for the next twelve months to determine if its current level of interest rate risk is acceptable. The following table projects the estimated impact on net interest income during the twelve month period ending March 31, 2017 of immediate interest rate changes called rate shocks:

(Dollars in thousands)
Rate Shock in Basis Points	Projected Change in Net Interest Income	Percentage Change
+200	$2,599	11.04%
+100	1,316	5.59
0	0	0.00
-100	(1,312)	(5.58)

The preceding table was prepared utilizing the Model Assumptions. Certain shortcomings are inherent in the method of analysis presented in the foregoing table. In the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the foregoing table. The ability of many borrowers to service their debt may decrease in the event of a substantial increase in interest rates and could impact net interest income. The increase in interest income in a rising rate environment is primarily because there are more adjustable rate loans that would re-price to higher interest rates than there are deposits that would re-price in the next twelve months.

In an attempt to manage its exposure to changes in interest rates, management closely monitors interest rate risk. The Bank has an Asset/Liability Committee that meets frequently to discuss changes in the interest rate risk position and projected profitability. This Committee makes adjustments to the asset-liability position of the Bank, that are reviewed by the Board of Directors of the Bank. This Committee also reviews the Bank's portfolio, formulates investment strategies and oversees the timing and implementation of transactions as intended to assure attainment of the Bank's objectives in an effective manner. In addition, each quarter the Board reviews the Bank's asset/liability position, including simulations of the effect on the Bank's capital of various interest rate scenarios.

In managing its asset/liability composition, the Bank may, at times, depending on the relationship between long-term and short-term interest rates, market conditions and consumer preference, place more emphasis on managing net interest margin than on better matching the interest rate sensitivity of its assets and liabilities in an effort to enhance net interest income. Management believes that the increased net interest income resulting from a mismatch in the maturity of its asset and liability portfolios can, in certain situations, provide high enough returns to justify the increased exposure to sudden and unexpected changes in interest rates.

To the extent consistent with its interest rate spread objectives, the Bank attempts to manage its interest rate risk and has taken a number of steps to restructure its balance sheet in order to better match the maturities of its assets and liabilities. In the past, more long-term fixed rate loans were placed into the single family loan portfolio. In recent years, the Bank has continued to focus its 30 year fixed rate single family residential lending program on loans that are saleable to third parties and generally places only adjustable rate or shorter-term fixed rate loans that meet certain risk characteristics into its loan portfolio. A significant portion of the Bank’s commercial loan production continues to be in adjustable rate loans that reprice every one, two, or three years.

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

ITEM 1A.      Risk Factors.

There have been no material changes to the Company’s risk factors contained in its Annual Report on Form 10-K for the year ended December 31, 2015. For a further discussion of our Risk Factors, see Part I, Item 1.A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

HMN FINANCIAL, INC.
Registrant

Date: May 6, 2016	/s/ Bradley Krehbiel
Bradley Krehbiel, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2016	/s/ Jon Eberle
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

101

Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 2016, filed with the SEC on May 6, 2016, formatted in Extensible Business Reporting Language (XBRL); (i) the Consolidated Balance Sheet at March 31, 2016 and December 31, 2015, (ii) the Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2016 and 2015, (iii) the Consolidated Statement of Stockholders’ Equity for the Three Month Period Ended March 31, 2016, (iv) the Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2016 and 2015, and (v) Notes to Consolidated Financial Statements.

		101	Filed Electronically