Form 10-Q
period 2016-06-30
HMN FINANCIAL INC
filed 2016-08-05
CIK 921183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐          No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at July 27, 2016
Common stock, $0.01 par value	4,488,923

HMN FINANCIAL, INC.

Part I – FINANCIAL INFORMATION

Item 1: Financial Statements

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30,	December 31,
(Dollars in thousands)	2016	2015
	(unaudited)
Assets
Cash and cash equivalents	$18,880	39,782
Securities available for sale:
Mortgage-backed and related securities (amortized cost $1,606 and $2,237)	1,641	2,283
Other marketable securities amortized cost $74,011 and $110,092)	73,924	109,691
	75,565	111,974

Loans held for sale	3,159	3,779
Loans receivable, net	530,425	463,185
Accrued interest receivable	2,411	2,254
Real estate, net	1,421	2,045
Federal Home Loan Bank stock, at cost	770	691
Mortgage servicing rights, net	1,479	1,499
Premises and equipment, net	8,079	7,469
Goodwill	802	0
Core deposit intangible	503	393
Prepaid expenses and other assets	1,338	1,417
Deferred tax asset, net	8,553	8,673
Total assets	$653,385	643,161

Liabilities and Stockholders’ Equity
Deposits	$563,060	559,387
Other borrowings	9,000	9,000
Accrued interest payable	233	242
Customer escrows	1,976	830
Accrued expenses and other liabilities	5,779	4,057
Total liabilities	580,048	573,516
Commitments and contingencies
Stockholders’ equity:
Serial preferred stock ($.01 par value): authorized 500,000 shares; issued shares 0	0	0
Common stock ($.01 par value): authorized 16,000,000; issued shares 9,128,662	91	91
Additional paid-in capital	50,391	50,388
Retained earnings, subject to certain restrictions	83,788	80,536
Accumulated other comprehensive loss	(32)	(214)
Unearned employee stock ownership plan shares	(2,320)	(2,417)
Treasury stock, at cost 4,639,739 and 4,645,769 shares	(58,581)	(58,739)
Total stockholders’ equity	73,337	69,645
Total liabilities and stockholders’ equity	$653,385	643,161

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2016	2015	2016	2015
Interest income:
Loans receivable	$6,774	4,537	12,868	8,891
Securities available for sale:
Mortgage-backed and related	16	24	36	52
Other marketable	351	501	723	987
Cash equivalents	17	7	55	22
Other	1	1	2	2
Total interest income	7,159	5,070	13,684	9,954

Interest expense:
Deposits	246	226	472	474
Advances and other borrowings	149	165	297	243
Total interest expense	395	391	769	717
Net interest income	6,764	4,679	12,915	9,237
Provision for loan losses	381	(183)	(351)	(183)
Net interest income after provision for loan losses	6,383	4,862	13,266	9,420

Non-interest income:
Fees and service charges	873	844	1,652	1,626
Loan servicing fees	271	257	532	516
Losses on sales of investments	(9)	0	(9)	0
Gain on sales of loans	705	530	1,192	815
Other	262	236	490	504
Total non-interest income	2,102	1,867	3,857	3,461

Non-interest expense:
Compensation and benefits	3,598	3,540	7,293	6,986
(Gains) losses on real estate owned	(75)	65	(424)	(47)
Occupancy and equipment	1,006	926	1,996	1,805
Data processing	281	268	554	499
Professional services	368	293	619	509
Other	855	708	1,686	1,479
Total non-interest expense	6,033	5,800	11,724	11,231
Income before income tax expense	2,452	929	5,399	1,650
Income tax expense	974	344	2,147	604
Net income	1,478	585	3,252	1,046
Preferred stock dividends	0	0	0	(108)
Net income available to common shareholders	1,478	585	3,252	938
Other comprehensive income (loss), net of tax	44	(189)	182	206
Comprehensive income available to common shareholders	$1,522	396	3,434	1,144
Basic earnings per common share	$0.35	0.14	0.78	0.23
Diluted earnings per common share	$0.31	0.13	0.69	0.20

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders' Equity

For the Six-Month Period Ended June 30, 2016

(unaudited)

					Unearned
					Employee
				Accumulated	Stock
		Additional		Other	Ownership		Total
	Common	Paid-In	Retained	Comprehensive	Plan	Treasury	Stockholders’
(Dollars in thousands)	Stock	Capital	Earnings	Income/(Loss)	Shares	Stock	Equity
Balance, December 31, 2015	$91	50,388	80,536	(214)	(2,417)	(58,739)	69,645
Net income			3,252				3,252
Other comprehensive income				182			182
Stock compensation expense		39					39
Restricted stock awards		(158)				158	0
Amortization of restricted stock awards		92					92
Earned employee stock ownership plan shares		30			97		127
Balance, June 30, 2016	$91	50,391	83,788	(32)	(2,320)	(58,581)	73,337

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2016	2015
Cash flows from operating activities:
Net income	$3,252	1,046
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	(351)	(183)
Depreciation	399	333
Amortization of (discounts) premiums, net	(9)	(2)
Amortization of deferred loan fees	(802)	(207)
Amortization of core deposit intangible	43	0
Amortization of other purchased fair value adjustments	(253)	0
Amortization of mortgage servicing rights and servicing costs	278	275
Capitalized mortgage servicing rights	(258)	(219)
Losses on sales of investments	9	0
Gain on sales of real estate	(424)	(47)
Gain on sales of loans	(1,192)	(815)
Proceeds from sale of loans held for sale	40,870	30,873
Disbursements on loans held for sale	(31,244)	(31,660)
Amortization of restricted stock awards	92	327
Amortization of unearned ESOP shares	97	96
Earned employee stock ownership shares priced above original cost	30	31
Stock option compensation expense	39	0
Increase in accrued interest receivable	(50)	(66)
(Decrease) increase in accrued interest payable	(13)	150
Decrease in other assets	239	290
Increase in other liabilities	1,635	273
Other, net	23	15
Net cash provided by operating activities	12,410	510
Cash flows from investing activities:
Principal collected on securities available for sale	628	736
Proceeds collected on maturities of securities available for sale	96,020	76,070
Purchases of securities available for sale	(59,968)	(64,070)
Purchase of Federal Home Loan Bank Stock	(1,079)	(119)
Redemption of Federal Home Loan Bank Stock	1,000	205
Proceeds from sales of real estate	1,623	385
Net increase in loans receivable	(62,447)	(4,920)
Acquisition payment (net of cash acquired)	6,080	0
Purchases of premises and equipment	(1,009)	(358)
Net cash (used) provided by investing activities	(19,152)	7,929
Cash flows from financing activities:
Decrease in deposits	(15,288)	(15,274)
Redemption of preferred stock	0	(10,000)
Dividends to preferred stockholders	0	(225)
Proceeds from borrowings	25,000	41,000
Repayment of borrowings	(25,000)	(31,000)
Increase (decrease) in customer escrows	1,128	(17)
Net cash used by financing activities	(14,160)	(15,516)
Decrease in cash and cash equivalents	(20,902)	(7,077)
Cash and cash equivalents, beginning of period	39,782	46,634
Cash and cash equivalents, end of period	$18,880	39,557
Supplemental cash flow disclosures:
Cash paid for interest	$777	567
Cash paid for income taxes	156	135
Supplemental noncash flow disclosures:
Loans transferred to loans held for sale	7,891	2,313
Transfer of loans to real estate	591	0

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

(2) Basis of Preparation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of comprehensive income, consolidated statement of stockholders' equity and consolidated statements of cash flows in conformity with U.S. generally accepted accounting principles (GAAP). However, all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The results of operations for the six-month period ended June 30, 2016 are not necessarily indicative of the results which may be expected for the entire year.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The amendments in the ASU create Topic 842, Leases, and supersede the lease requirements in Topic 840, Leases. The objective of this ASU is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. The main difference between previous GAAP and this ASU is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The amendment requires a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and the right-of-use asset representing its right to use the underlying asset for the lease term. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply that will, in effect, continue to account for leases that commence before the effective date in accordance with previous GAAP unless the lease is modified. The amendments in the ASU, for public business entities, are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of this ASU in the first quarter of 2019 is not anticipated to have a material impact on the Company’s consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this ASU affect all entities that measure credit losses on financial instruments including loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial asset that has a contractual right to receive cash that is not specifically excluded. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this ASU replace the incurred loss impairment methodology required in current GAAP with a methodology that reflects expected credit losses that requires consideration of a broader range of reasonable and supportable information to estimate credit losses. The amendments in this ASU will affect entities to varying degrees depending on the credit quality of the assets held by the entity, the duration of the assets held, and how the entity applies the current incurred loss methodology. The amendments in this ASU, for public business entities that are U. S. Securities and Exchange Commission (SEC) filers, are effective for fiscal years beginning after December 15, 2019, including interim periods within those annual periods. All entities may adopt the amendments in the ASU early as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Amendments should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Management is still in the process of evaluating the impact that the adoption of this ASU in the first quarter of 2020 will have on the Company’s consolidated financial statements.

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

The following table summarizes the assets and liabilities of the Company for which fair values are determined on a recurring basis as of June 30, 2016 and December 31, 2015.

	Carrying value at June 30, 2016

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale	$75,565	0	75,565	0
Mortgage loan commitments	196	0	196	0
Total	$75,761	0	75,761	0

	Carrying value at December 31, 2015

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale	$111,974	0	111,974	0
Mortgage loan commitments	36	0	36	0
Total	$112,010	0	112,010	0

There were no transfers between Levels 1, 2, or 3 during the three or six month periods ended June 30, 2016.

The Company may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of the lower-of-cost-or-market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis that were still held at June 30, 2016 and December 31, 2015, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at June 30, 2016 and December 31, 2015.

	Carrying value at June 30, 2016
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Three months ended June 30, 2016 Total Gains (Losses)	Six months ended June 30, 2016 Total Gains (Losses)
Loans held for sale	$3,159	0	3,159	0	32	48
Mortgage servicing rights	1,479	0	1,479	0	0	0
Loans (1)	3,842	0	3,842	0	(116)	(182)
Real estate, net (2)	1,421	0	1,421	0	0	(253)
Total	$9,901	0	9,901	0	(84)	(387)

	Carrying value at December 31, 2015
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Year ended December 31, 2015 Total Gains (Losses)
Loans held for sale	$3,779	0	3,779	0	3
Mortgage servicing rights, net	1,499	0	1,499	0	0
Loans(1)	4,790	0	4,790	0	(373)
Real estate, net(2)	2,045	0	2,045	0	(262)
Total	$12,113	0	12,113	0	(632)

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

(5) Fair Value of Financial Instruments

GAAP requires interim reporting period disclosure about the fair value of financial instruments, including assets, liabilities and off-balance sheet items for which it is practicable to estimate fair value. The fair value hierarchy level for each asset and liability, as defined in note 4, have been included in the following table for June 30, 2016 and December 31, 2015. The fair value estimates are made based upon relevant market information, if available, and upon the characteristics of the financial instruments themselves. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based upon judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. The estimated fair value of the Company’s financial instruments as of June 30, 2016 and December 31, 2015 are shown in the following table.

	June 30, 2016						December 31, 2015
			Fair value hierarchy						Fair value hierarchy
(Dollars in thousands)	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3	Contract amount	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3	Contract amount
Financial assets:
Cash and cash equivalents	$18,880	18,880	18,880				39,782	39,782	39,782
Securities available for sale	75,565	75,565		75,565			111,974	111,974		111,974
Loans held for sale	3,159	3,159		3,159			3,779	3,779		3,779
Loans receivable, net	530,425	532,418		532,418			463,185	458,539		458,539
Federal Home Loan Bank stock	770	770		770			691	691		691
Accrued interest receivable	2,411	2,411		2,411			2,254	2,254		2,254
Financial liabilities:
Deposits	563,060	562,933		562,933			559,387	558,731		558,731
Other borrowings	9,000	10,075		10,075			9,000	9,000		9,000
Accrued interest payable	233	233		233			242	242		242
Off-balance sheet financial instruments:
Commitments to extend credit	196	196				221,019	36	36				165,949
Commitments to sell loans	(119)	(119)				12,071	(26)	(26)				8,071

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

	For the three months ended June 30,
(Dollars in thousands)	2016			2015
Securities available for sale:	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Gross unrealized gains (losses) arising during the period	$64	26	38	(315)	(126)	(189)
Less reclassification of net losses included in net income	(9)	(3)	(6)	0	0	0
Net unrealized gains (losses) arising during the period	73	29	44	(315)	(126)	(189)
Other comprehensive income (loss)	$73	29	44	(315)	(126)	(189)

	For the six months ended June 30,
(Dollars in thousands)	2016			2015
Securities available for sale:	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Gross unrealized gains arising during the period	$294	118	176	340	134	206
Less reclassification of net losses included in net income	(9)	(3)	(6)	0	0	0
Net unrealized gains arising during the period	303	121	182	340	134	206
Other comprehensive income	$303	121	182	340	134	206

(7) Securities Available For Sale

The following table shows the gross unrealized losses and fair value for the securities available for sale portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2016 and December 31, 2015.

	Less Than Twelve Months			Twelve Months or More			Total
(Dollars in thousands)	# of Investments	Fair Value	Unrealized Losses	# of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2016
Collateralized mortgage obligations:
Federal National Mortgage Association (FNMA)	1	$254	(4)	0	$0	0	$254	(4)
Other	2	23	(5)	0	0	0	23	(5)
Other marketable securities: Municipal obligations	4	444	(2)	0	0	0	444	(2)
Corporate preferred stock	0	0	0	1	350	(350)	350	(350)
Total temporarily impaired securities	7	$721	(11)	1	$350	(350)	$1,071	(361)

	Less Than Twelve Months			Twelve Months or More			Total
(Dollars in thousands)	# of Investments	Fair Value	Unrealized Losses	# of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2015
Collateralized mortgage obligations:
FNMA	1	$346	(1)	0	$0	0	$346	(1)
Other	2	34	(8)	0	0	0	34	(8)
Other marketable securities:
U.S. Government agency obligations	9	44,878	(129)	0	0	0	44,878	(129)
Municipal obligations	12	2,010	(7)	0	0	0	2,010	(7)
Corporate obligations	1	334	(6)	0	0	0	334	(6)
Corporate preferred stock	0	0	0	1	350	(350)	350	(350)
Total temporarily impaired securities	25	$47,602	(151)	1	$350	(350)	$47,952	(501)

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

The unrealized losses reported for corporate preferred stock over twelve months at June 30, 2016 relates to a single trust preferred security that was issued by the holding company of a small community bank. Typical of most trust preferred issuances, the issuer has the ability to defer interest payments for up to five years with interest payable on the deferred balance. In September 2014, the issuer paid all previously deferred interest that was due and all payments were current as of September 30, 2014. Since January 2015, the issuer has deferred its scheduled interest payment as allowed by the terms of the security agreement. The issuer’s subsidiary bank has incurred operating losses in the past due to increased provisions for loan losses but has generated a modest amount of net income over the past twelve months and continues to meet the regulatory requirements to be considered “well capitalized” based on its most recent regulatory filing. Based on a review of the issuer, it was determined that the trust preferred security was not other-than-temporarily impaired at June 30, 2016. The Company does not intend to sell the trust preferred security and has the intent and ability to hold it for a period of time sufficient to recover the temporary loss. Management believes that the Company will receive all principal and interest payments contractually due on the security and that the decrease in the market value is primarily due to a lack of liquidity in the market for trust preferred securities and the deferral of interest by the issuer. Management will continue to monitor the credit risk of the issuer and may be required to recognize other-than-temporary impairment charges on this security in future periods.

A summary of securities available for sale at June 30, 2016 and December 31, 2015 is as follows:

(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
June 30, 2016
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation (FHLMC)	$509	19	0	528
Federal National Mortgage Association (FNMA)	491	11	0	502
Collateralized mortgage obligations:
FNMA	578	14	(4)	588
Other	28	0	(5)	23
	1,606	44	(9)	1,641
Other marketable securities:
U.S. Government agency obligations	69,980	191	0	70,171
Municipal obligations	2,957	44	(2)	2,999
Corporate obligations	316	18	0	334
Corporate preferred stock	700	0	(350)	350
Corporate equity	58	12	0	70
	74,011	265	(352)	73,924
	$75,617	309	(361)	75,565

(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
December 31, 2015
Mortgage-backed securities:
FHLMC	$728	31	0	759
FNMA	725	22	0	747
Collateralized mortgage obligations:
FNMA	742	2	(1)	743
Other	42	0	(8)	34
	2,237	55	(9)	2,283
Other marketable securities:
U.S. Government agency obligations	105,003	68	(129)	104,942
Municipal obligations	3,991	18	(7)	4,002
Corporate obligations	340	0	(6)	334
Corporate preferred stock	700	0	(350)	350
Corporate equity	58	5	0	63
	110,092	91	(492)	109,691
	$112,329	146	(501)	111,974

The following table indicates amortized cost and estimated fair value of securities available for sale at June 30, 2016 based upon contractual maturity adjusted for scheduled repayments of principal and projected prepayments of principal based upon current economic conditions and interest rates.

(Dollars in thousands)	Amortized Cost	Fair Value
Due less than one year	$55,647	55,814
Due after one year through five years	18,748	18,861
Due after five years through ten years	321	325
Due after ten years	843	495
No stated maturity	58	70
Total	$75,617	75,565

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

(8) Loans Receivable, Net

A summary of loans receivable at June 30, 2016 and December 31, 2015 is as follows:

(Dollars in thousands)	June 30, 2016	December 31, 2015
1-4 family	$100,720	90,945
Commercial real estate:
Real estate rental and leasing	158,439	125,376
Other	133,311	121,977
	291,750	247,353
Consumer	74,462	64,415
Commercial business:
Transportation industry	10,503	9,349
Other	63,030	60,757
	73,533	70,106
Total loans	540,465	472,819
Less:
Unamortized discounts	21	16
Net deferred loan costs	(306)	(91)
Allowance for loan losses	10,325	9,709
Total loans receivable, net	$530,425	463,185

(9) Allowance for Loan Losses and Credit Quality Information

The allowance for loan losses is summarized as follows:

(Dollars in thousands)	1-4 Family	Commercial Real Estate	Consumer	Commercial Business	Total
For the three months ended June 30, 2016:
Balance, March 31, 2016	$1,050	5,437	1,395	1,481	9,363
Provision for losses	220	(37)	132	66	381
Charge-offs	0	0	(8)	(44)	(52)
Recoveries	0	427	12	194	633
Balance, June 30, 2016	$1,270	5,827	1,531	1,697	10,325

For the six months ended June 30, 2016:
Balance, December 31, 2015	$990	6,078	1,200	1,441	9,709
Provision for losses	280	(859)	315	(87)	(351)
Charge-offs	0	0	(15)	(44)	(59)
Recoveries	0	608	31	387	1,026
Balance, June 30, 2016	$1,270	5,827	1,531	1,697	10,325

Allocated to:
Specific reserves	$223	296	370	120	1,009
General reserves	767	5,782	830	1,321	8,700
Balance, December 31, 2015	$990	6,078	1,200	1,441	9,709

Allocated to:
Specific reserves	$308	197	378	67	950
General reserves	962	5,630	1,153	1,630	9,375
Balance, June 30, 2016	$1,270	5,827	1,531	1,697	10,325

Loans receivable at December 31, 2015:
Individually reviewed for impairment	$2,203	2,204	977	415	5,799
Collectively reviewed for impairment	88,742	245,149	63,438	69,691	467,020
Ending balance	$90,945	247,353	64,415	70,106	472,819
Loans receivable at June 30, 2016:
Individually reviewed for impairment	$1,508	1,815	1,134	335	4,792
Collectively reviewed for impairment	99,212	289,935	73,328	73,198	535,673
Ending balance	$100,720	291,750	74,462	73,533	540,465

(Dollars in thousands)	1-4 Family	Commercial Real Estate	Consumer	Commercial Business	Total
For the three months ended June 30, 2015:
Balance, March 31, 2015	$1,091	5,122	1,022	1,183	8,418
Provision for losses	(81)	132	143	(377)	(183)
Charge-offs	0	(5)	(9)	0	(14)
Recoveries	1	29	6	145	181
Balance, June 30, 2015	$1,011	5,278	1,162	951	8,402

For the six months ended June 30, 2015:
Balance, December 31, 2014	$1,096	5,024	1,009	1,203	8,332
Provision for losses	(87)	197	166	(459)	(183)
Charge-offs	0	(5)	(27)	0	(32)
Recoveries	2	62	14	207	285
Balance, June 30, 2015	$1,011	5,278	1,162	951	8,402

The following table summarizes the amount of classified and unclassified loans at June 30, 2016 and December 31, 2015:

	June 30, 2016
	Classified					Unclassified
(Dollars in thousands)	Special Mention	Substandard	Doubtful	Loss	Total	Total	Total Loans
1-4 family	$524	2,367	50	67	3,008	97,712	100,720
Commercial real estate:
Real estate rental and leasing	0	7,189	0	0	7,189	151,250	158,439
Other	1,986	8,995	0	0	10,981	122,330	133,311
Consumer	0	816	50	269	1,135	73,327	74,462
Commercial business:
Transportation industry	0	3,884	0	0	3,884	6,619	10,503
Other	2,412	1,385	0	0	3,797	59,233	63,030
	$4,922	24,636	100	336	29,994	510,471	540,465

	December 31, 2015
	Classified					Unclassified
(Dollars in thousands)	Special Mention	Substandard	Doubtful	Loss	Total	Total	Total Loans
1-4 family	$189	2,889	55	0	3,133	87,812	90,945
Commercial real estate:
Real estate rental and leasing	1,910	4,827	0	0	6,737	118,639	125,376
Other	917	9,473	0	0	10,390	111,587	121,977
Consumer	0	639	52	286	977	63,438	64,415
Commercial business:
Transportation industry	4,082	18	0	0	4,100	5,249	9,349
Other	841	1,515	0	0	2,356	58,401	60,757
	$7,939	19,361	107	286	27,693	445,126	472,819

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

The aging of past due loans at June 30, 2016 and December 31, 2015 is summarized as follows:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
June 30, 2016
1-4 family	$729	111	217	1,057	99,663	100,720	0
Commercial real estate:
Real estate rental and leasing	0	0	0	0	158,439	158,439	0
Other	0	73	272	345	132,966	133,311	0
Consumer	412	0	261	673	73,789	74,462	0
Commercial business:
Transportation industry	0	0	0	0	10,503	10,503	0
Other	40	187	157	384	62,646	63,030	0
	$1,181	371	907	2,459	538,006	540,465	0
December 31, 2015
1-4 family	$490	130	799	1,419	89,526	90,945	0
Commercial real estate:
Real estate rental and leasing	0	0	0	0	125,376	125,376	0
Other	0	289	0	289	121,688	121,977	0
Consumer
Commercial business:	330	262	119	711	63,704	64,415	0
Transportation industry
Other	0	0	0	0	9,349	9,349	0
	45	0	0	45	60,712	60,757	0
	$865	681	918	2,464	470,355	472,819	0

Impaired loans include loans that are non-performing (non-accruing) and loans that have been modified in a troubled debt restructuring (TDR). The following table summarizes impaired loans and related allowances as of June 30, 2016 and December 31, 2015:

	June 30, 2016			December 31, 2015
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans with no related allowance recorded:
1-4 family	$343	343	0	1,251	1,251	0
Commercial real estate:
Real estate rental and leasing	42	160	0	44	184	0
Other	26	1,682	0	25	1,706	0
Consumer	589	590	0	475	476	0
Commercial business:
Other	0	45	0	0	79	0

Loans with an allowance recorded:
1-4 family	1,165	1,165	308	952	952	223
Commercial real estate:
Real estate rental and leasing	0	0	0	0	0	0
Other	1,747	1,747	197	2,135	2,135	296
Consumer	545	562	378	502	519	370
Commercial business:
Other	335	887	67	415	967	120

Total:
1-4 family	1,508	1,508	308	2,203	2,203	223
Commercial real estate:
Real estate rental and leasing	42	160	0	44	184	0
Other	1,773	3,429	197	2,160	3,841	296
Consumer	1,134	1,152	378	977	995	370
Commercial business:
Other	335	932	67	415	1,046	120
	$4,792	7,181	950	5,799	8,269	1,009

The following table summarizes the average recorded investment and interest income recognized on impaired loans for the three and six months ended June 30, 2016 and 2015:

	For the three months ended June 30, 2016		For the six months ended June 30, 2016
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance recorded:
1-4 family	$519	4	763	6
Commercial real estate:
Real estate rental and leasing	43	2	43	3
Other	26	25	26	48
Consumer	546	2	522	4
Commercial business:
Other	0	0	0	0

Loans with an allowance recorded:
1-4 family	1,122	3	1,065	8
Commercial real estate:
Real estate rental and leasing	0	0	0	0
Other	2,002	7	2,046	15
Consumer	542	4	529	6
Commercial business:
Other	366	4	382	7

Total:
1-4 family	1,641	7	1,828	14
Commercial real estate:
Real estate rental and leasing	43	2	43	3
Other	2,028	32	2,072	63
Consumer	1,088	6	1,051	10
Commercial business:
Other	366	4	382	7
	$5,166	51	5,376	97

	For the three months ended June 30, 2015		For the six months ended June 30, 2015
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance recorded:
1-4 family	$857	3	823	30
Commercial real estate:
Real estate rental and leasing	47	7	47	14
Other	7,099	96	7,205	191
Consumer	291	1	348	2
Commercial business:
Other	32	1	47	1

Loans with an allowance recorded:
1-4 family	1,148	4	1,136	8
Commercial real estate:
Real estate rental and leasing	0	0	5	0
Other	1,672	10	1,864	18
Consumer	443	9	410	13
Commercial business:
Other	433	5	447	9

Total:
1-4 family	2,005	7	1,959	38
Commercial real estate:
Real estate rental and leasing	47	7	52	14
Other	8,771	106	9,069	209
Consumer	734	10	758	15
Commercial business:
Other	465	6	494	10
	$12,022	136	12,332	286

At June 30, 2016 and December 31, 2015, non-accruing loans totaled $3.5 million and $4.2 million, respectively, for which the related allowance for loan losses was $0.8 million and $0.7 million, respectively. All of the interest income that was recognized for non-accruing loans was recognized using the cash basis method of income recognition. Non-accruing loans for which no specific allowance has been recorded, because management determined that the value of the collateral was sufficient to repay the loan, totaled $0.8 million and $1.4 million at June 30, 2016 and December 31, 2015, respectively. Non-accrual loans also include certain loans that have had terms modified in a TDR.

The non-accrual loans at June 30, 2016 and December 31, 2015 are summarized as follows:

(Dollars in thousands)	June 30, 2016	December 31, 2015

1-4 family	$1,173	$1,655
Commercial real estate:
Real estate rental and leasing	42	44
Other	1,268	1,650
Consumer	967	786
Commercial business:
Other	0	46
	$3,450	$4,181

At June 30, 2016 and December 31, 2015 there were loans included in loans receivable, net, with terms that had been modified in a TDR totaling $2.3 million and $2.5 million, respectively. For the loans that were restructured in the second quarter of 2016, $0.1 million were non-performing at June 30, 2016. For the loans that were restructured in the second quarter of 2015, $0.5 million were classified but performing and $0.1 million were non-performing at June 30, 2015.

The following table summarizes TDRs at June 30, 2016 and December 31, 2015:

	June 30, 2016			December 31, 2015
(Dollars in thousands)	Accrual	Non- Accrual	Total	Accrual	Non- Accrual	Total
1-4 family	$336	65	401	547	100	647
Commercial real estate	504	208	712	511	214	725
Consumer	167	642	809	191	541	732
Commercial business	335	0	335	369	46	415
	$1,342	915	2,257	1,618	901	2,519

As of June 30, 2016, the Bank had commitments to lend an additional $0.9 million to a borrower who has TDR and non-accrual loans. These additional funds are for the construction of 1-4 family homes with a maximum loan-to-value ratio of 75%. These loans are secured by the home under construction. At December 31, 2015, there were commitments to lend additional funds of $1.5 million to this same borrower.

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

When a loan is modified as a TDR, there may be a direct, material impact on the loans within the balance sheet, as principal balances may be partially forgiven. The financial effects of TDRs are presented in the following table and represent the difference between the outstanding recorded balance pre-modification and post-modification, for the three month and six month periods ending June 30, 2016 and June 30, 2015.

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
(Dollars in thousands)	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment
Troubled debt restructurings:
1-4 family	1	$65	65	1	$65	65
Consumer	5	35	35	11	142	143
Total	6	$100	100	12	$207	208

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
(Dollars in thousands)	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment
Troubled debt restructurings:
1-4 family	1	$313	313	1	$313	313
Consumer	6	302	304	7	311	312
Total	7	$615	617	8	$624	625

The following table summarizes the loans that were restructured in the 12 months preceding June 30, 2016 and subsequently defaulted during the three and six months ended June 30, 2016.

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
(Dollars in thousands)	Number of Contracts	Outstanding Recorded Investment	Number of Contracts	Pre modification Outstanding Recorded Investment
Troubled debt restructurings that subsequently defaulted:
Commercial real estate:
Other	1	$183	1	$183
Commercial business:
Other	1	44	1	44
Total	2	$227	2	$227

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

TDRs are reviewed for impairment following the same methodology as other impaired loans. For loans that are collateral-dependent, the value of the collateral is reviewed and additional reserves may be added to general reserves as needed. Loans that are not collateral-dependent may have additional reserves established if deemed necessary. The reserves for TDRs were $0.5 million, or 4.5%, of the total $10.3 million in loan loss reserves at June 30, 2016 and $0.5 million, or 5.2%, of the total $9.7 million in loan loss reserves at December 31, 2015.

The following is additional information with respect to loans acquired through acquisitions:

(Dollars in thousands)	Contractual Principal Receivable	Accretable Difference	Net Carrying Amount
Purchased performing loans:
Balance at March 31, 2016	$15,940	(388)	15,552
Loans acquired during the period	11,772	(211)	11,561
Change due to payments/refinances	(3,179)	78	(3,101)
Balance at June 30, 2016	$24,533	(521)	24,012

(Dollars in thousands)	Contractual Principal Receivable	Non- Accretable Difference	Net Carrying Amount
Purchased credit impaired loans:
Balance at March 31, 2016	$413	(62)	351
Loans acquired during the period	329	(37)	292
Change due to payments/refinances	(5)	6	1
Balance at June 30, 2016	$737	(93)	644

As a result of acquisitions, the Company has loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable at acquisition that all contractually required payments would not be collected. The carrying amount of those loans as of June 30, 2016 was $0.6 million.

No provision for loan losses was recognized during the period ended June 30, 2016 related to acquired loans as there was no significant change to the credit quality of those loans.

(10) Intangible Assets

The Company’s intangible assets consist of mortgage servicing rights, core deposit intangibles, and goodwill. A summary of mortgage servicing activity is as follows:

(Dollars in thousands)	Six Months ended June 30, 2016	Twelve Months ended December 31, 2015	Six Months ended June 30, 2015
Balance, beginning of period	$1,499	1,507	1,507
Originations	258	547	219
Amortization	(278)	(555)	(275)
Balance, end of period	$1,479	1,499	1,451
Fair value of mortgage servicing rights	$2,552	2,590	2,608

All of the loans being serviced were single family loans serviced for FNMA under the individual loan sale program. The following is a summary of the risk characteristics of the loans being serviced for FNMA at June 30, 2016.

(Dollars in thousands)	Loan Principal Balance	Weighted Average Interest Rate	Weighted Average Remaining Term (months)	Number of Loans
Original term 30 year fixed rate	$224,331	4.16%	301	1,887
Original term 15 year fixed rate	106,833	3.19	138	1,166
Adjustable rate	58	2.75	299	2

The gross carrying amount of intangible assets and the associated accumulated amortization at June 30, 2016 is presented in the following table. No amortization expense relating to goodwill is recorded as generally accepted accounting principles do not allow goodwill to be amortized, but require that it is tested for impairment at least annually, or sooner, if there are indications that impairment may exist. Amortization expense for amortizing intangible assets was $0.3 million for both the six months ended June 30, 2016 and 2015.

	June 30, 2016
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Unamortized Amount
Mortgage servicing rights	$3,808	(2,329)	1,479
Core deposit intangible	574	(71)	503
Goodwill	802	0	802
Total	$5,184	(2,400)	2,784

		June 30, 2015
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Unamortized Amount
Mortgage servicing rights	$3,630	(2,179)	1,451
Total	$3,630	(2,179)	1,451

The following table indicates the estimated future amortization expense for amortizing intangible assets:

	Mortgage Servicing	Core Deposit	Amortizing Intangible
(Dollars in thousands)	Rights	Intangible	Assets
Year ending December 31,
2016	$228	50	278
2017	386	99	485
2018	299	99	398
2019	242	99	341
2020	155	99	254
Thereafter	169	57	226
Total	$1,479	503	1,982

Projections of amortization are based on existing asset balances and the existing interest rate environment as of June 30, 2016. The Company's actual experiences may be significantly different depending upon changes in mortgage interest rates and other market conditions.

(11) Earnings per Common Share

The following table reconciles the weighted average shares outstanding and the earnings available to common shareholders used for basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2016	2015	2016	2015
Weighted average number of common shares outstanding used in basic earnings per common share calculation	4,176	4,116	4,171	4,107
Net dilutive effect of:
Restricted stock awards, options and warrants	556	558	535	566
Weighted average number of shares outstanding adjusted for effect of dilutive securities	4,732	4,674	4,706	4,673
Income available to common shareholders	$1,478	585	3,252	938
Basic earnings per common share	$0.35	0.14	0.78	0.23
Diluted earnings per common share	$0.31	0.13	0.69	0.20

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

The Federal Reserve amended its Policy Statement, to exempt small bank holding companies from the above capital requirements, by raising the asset size threshold for determining applicability from $500 million to $1 billion. The Policy Statement was also expanded to include savings and loan holding companies that meet the Policy Statement’s qualitative requirements for exemption. The Company met the qualitative exemption requirements, and therefore, is exempt from the above capital requirements.

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

On June 30, 2016, the Bank’s average total assets were $653.0 million, its adjusted total assets were $648.8 million, and its risk-weighted assets were $569.4 million. The following table presents the Bank’s capital amounts and ratios at June 30, 2016 for actual capital, required capital, and excess capital, including ratios in order to qualify as being well capitalized under the Prompt Corrective Actions regulations.

	Actual		Required to be Adequately Capitalized		Excess Capital		To Be Well Capitalized Under Prompt Corrective Action Provisions(1)
(Dollars in thousands)	Amount	Percent of Assets(2)	Amount	Percent of Assets (2)	Amount	Percent of Assets(2)	Amount	Percent of Assets(2)
Bank stockholder’s equity	$78,391
Plus:
Net unrealized loss on certain securities available for sale	32
Less:
Goodwill and other intan2gibles	1,104
Disallowed servicing and tax assets	3,067
Common equity tier I capital	74,252
Common equity tier I capital ratio		13.04%	$25,624	4.50%	$48,628	8.54%	$37,013	6.50%
Tier I capital	74,252
Tier I capital leverage ratio		11.44%	$25,951	4.00%	$48,301	7.44%	$32,439	5.00%
Tier I risk-based capital ratio		13.04%	$34,166	6.00%	$40,086	7.04%	$45,555	8.00%
Plus:
Allowable allowance for loan losses	7,174
Risk-based capital	$81,426
Total risk-based capital ratio		14.30%	$45,555	8.00%	$35,871	6.30%	$56,943	10.00%
(1)	Under the final rules, revised requirements will be phased in commencing January 1, 2015, as described above.
(2)	Based upon the Bank’s adjusted total assets for the purpose of the Tier I or core capital ratios and risk-weighted assets for the purpose of the risk-based capital ratios.

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

Management believes that, as of June 30, 2016, the Bank’s capital ratios were in excess of those quantitative capital ratio standards set forth under the current prompt corrective action regulations, including the capital conservation buffer described above. However, there can be no assurance that the Bank will continue to maintain such status in the future. The Office of the Comptroller of the Currency has extensive discretion in its supervisory and enforcement activities, and can adjust the requirement to be “well-capitalized” in the future.

(13) Stockholders’ Equity

The Company's certificate of incorporation authorizes the issuance of up to 500,000 shares of preferred stock, and on December 23, 2008, the Company completed the sale of 26,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the Preferred Stock) to the U.S. Department of the Treasury (Treasury). The Preferred Stock had a liquidation value of $1,000 per share and a related warrant was also issued to purchase 833,333 shares of HMN common stock at an exercise price of $4.68 per share (the Warrant). The transaction was part of the Treasury’s Capital Purchase Program under the Emergency Economic Stabilization Act of 2008.

On February 17, 2015, the Company redeemed the final 10,000 shares of outstanding Preferred Stock. On May 21, 2015, the Treasury sold the Warrant at an exercise price of $4.68 to three unaffiliated third party investors for an aggregate purchase price of $5.7 million. Two of the investors received a warrant to purchase 277,777.67 shares and one investor received a warrant to purchase 277,777.66 shares. All of the warrants were still outstanding as of June 30, 2016 and may be exercised at any time prior to their expiration date of December 23, 2018. The Company received no proceeds from this transaction and it had no effect on the Company’s capital, financial condition or results of operations.

(14) Other Borrowings

On December 15, 2014, the Company entered into a Loan Agreement with an unrelated third party, providing for a term loan of up to $10.0 million that was evidenced by a promissory note (the Note) with an interest rate of 6.50% per annum. The principal balance of the loan is payable in consecutive equal annual installments of $1.0 million on each anniversary of the date of the Loan Agreement, commencing on December 15, 2015, with the balance due on December 15, 2021. Provided that no default or event of default has occurred and is continuing, the Company may, at its option, elect to defer payment of one installment of principal on the Note otherwise due prior to the maturity date, in which event such installment will become due and payable on the maturity date. The Company may voluntarily prepay the Note in whole or in part without penalty. The Company made the scheduled $1.0 million principal payment on December 15, 2015 and the outstanding loan balance was $9.0 million at June 30, 2016 and December 31, 2015.

(15) Commitments and Contingencies

The Bank issues standby letters of credit which guarantee the performance of customers to third parties. The standby letters of credit issued and available at June 30, 2016 were approximately $3.0 million, expire over the next 32 months, and are collateralized primarily with commercial real estate mortgages. Since the conditions under which the Bank is required to fund the standby letters of credit may not materialize, the cash requirements are expected to be less than the total outstanding commitments.

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

(Dollars in thousands)	Home Federal Savings Bank	Other	Eliminations	Consolidated Total
At or for the six months ended June 30, 2016:
Interest income - external customers	$13,684	0	0	13,684
Non-interest income - external customers	3,857	0	0	3,857
Intersegment non-interest income	105	3,644	(3,749)	0
Interest expense	473	296	0	769
Other non-interest expense	11,461	368	(105)	11,724
Income tax expense	2,419	(272)	0	2,147
Net income	3,644	3,252	(3,644)	3,252
Total assets	652,352	82,368	(81,335)	653,385
At or for the six months ended June 30, 2015:
Interest income - external customers	$9,954	0	0	9,954
Non-interest income - external customers	3,461	0	0	3,461
Intersegment interest income	0	1	(1)	0
Intersegment non-interest income	102	1,311	(1,413)	0
Interest expense	476	242	(1)	717
Non-interest expense	11,054	279	(102)	11,231
Income tax expense	860	(256)	0	604
Net income	1,311	1,046	(1,311)	1,046
Total assets	562,957	77,331	(76,287)	564,001

At or for the quarter ended June 30, 2016:
Interest income - external customers	$7,159	0	0	7,159
Non-interest income - external customers	2,102	0	0	2,102
Intersegment non-interest income	52	1,675	(1,727)	0
Interest expense	247	148	0	395
Other non-interest expense	5,900	185	(52)	6,033
Income tax expense	1,110	(136)	0	974
Net income	1,675	1,478	(1,675)	1,478
Total assets	652,352	82,368	(81,335)	653,385
At or for the quarter ended June 30, 2015:
Interest income - external customers	$5,070	0	0	5,070
Non-interest income - external customers	1,867	0	0	1,867
Intersegment interest income	0	1	(1)	0
Intersegment non-interest income	51	720	(771)	0
Interest expense	227	165	(1)	391
Non-interest expense	5,751	100	(51)	5,800
Income tax expense	473	(129)	0	344
Net income	720	585	(720)	585
Total assets	562,957	77,331	(76,287)	564,001

Item 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Information

Safe Harbor Statement

This quarterly report and other reports filed by the Company with the Securities and Exchange Commission may contain forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are often identified by such forward-looking terminology as “expect,” “intend,” “look,” “believe,” “anticipate,” “estimate,” “project,” “seek,” “may,” “will,” “would,” “could,” “should,” “trend,” “target,” and “goal” or similar statements or variations of such terms and include, but are not limited to, those relating to increasing our core deposit relationships, improving credit quality, reducing non-performing assets, and generating improved financial results (including profitability); the adequacy and amount of available liquidity and capital resources to the Bank; the Company’s liquidity and capital requirements; our expectations for core capital and our strategies and potential strategies for maintenance thereof; improvements in loan production; changes in the size of the Bank’s loan portfolio; the amount of the Bank’s non-performing assets and the appropriateness of the allowance therefor; our ability to integrate the Deerwood Bank branch and other acquired operations; anticipated future levels of the provision for loan losses; future losses on non-performing assets; the amount and composition of interest-earning assets; the amount and composition of interest-bearing liabilities; the availability of alternate funding sources; the payment of dividends by HMN; the future outlook for the Company; the amount of dividends paid by the Federal Home Loan Bank (FHLB) on its stock; the amount of deposits that will be withdrawn from checking and money market accounts and how the withdrawn deposits will be replaced; the projected changes in net interest income based on rate shocks; the range that interest rates may fluctuate over the next twelve months; the net market risk of interest rate shocks; the future outlook for the issuer of trust preferred securities held by the Bank; the ability of the Bank to pay dividends to HMN; the ability of HMN to pay the principal and interest payments on its third party note payable; the ability to remain well capitalized; and compliance by the Bank with regulatory standards generally (including the Bank’s status as “well capitalized”) and other supervisory directives or requirements to which the Company or the Bank are or may become expressly subject, specifically, and possible responses of the Office of the Comptroller of the Currency (OCC), Board of Governors of the Federal Reserve System (FRB), the Bank, and the Company to any failure to comply with any such regulatory standard, directive or requirement.

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

The appropriateness of the allowance for loan losses is dependent upon management’s estimates of variables affecting valuation, appraisals of collateral, evaluations of performance and status, and the amounts and timing of future cash flows expected to be received on impaired loans. Such estimates, appraisals, evaluations and cash flows may be subject to adjustments due to changing economic prospects of borrowers or properties. The fair market value of collateral dependent loans are typically based on the appraised value of the property less estimated selling costs. The estimates are reviewed periodically and adjustments, if any, are recorded in the provision for loan losses in the periods in which the adjustments become known. Because of the size of some loans, changes in estimates can have a significant impact on the loan loss provision. The allowance is allocated to individual loan categories based upon the relative risk characteristics of the loan portfolios and the actual loss experience. The Company increases its allowance for loan losses by charging the provision for loan losses against income and decreases its allowance by crediting the provision for loan losses. The allowance is also credited for recoveries received on previously charged off loans. The activity in the allowance in the first six months of 2016 resulted in a credit to the loan loss provision. The methodology for establishing the allowance for loan losses takes into consideration probable losses that have been identified in connection with specific loans as well as losses in the loan portfolio that have not been specifically identified. Although management believes that based on current conditions the allowance for loan losses is maintained at an appropriate amount to provide for probable loan losses inherent in the portfolio as of the balance sheet dates, future conditions may differ substantially from those anticipated in determining the allowance for loan losses and adjustments may be required in the future.

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

Subsequent to the acquisition date, the methods utilized to estimate the required allowance for loan losses for these loans is similar to originated loans. See “Note 9 Allowance for Loan Losses and Credit Quality Information” in the Notes to Consolidated Financial Statements for more disclosures regarding acquired loans.

Acquisition

On April 8, 2016, the Bank completed the acquisition of loans and assumption of liabilities of the Deerwood Bank branch in Albert Lea, Minnesota. The transaction increased the Bank’s assets by $19.0 million, including increases in loans, cash, goodwill, and core deposit intangible of $11.9 million, $6.1 million, $0.8 million, and $0.2 million, respectively. The Bank also assumed deposit liabilities of $19.0 million. The acquired loans and deposits are being serviced from Home Federal’s existing branch location at 143 West Clark Street, Albert Lea, Minnesota.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2016 COMPARED TO THE SAME PERIODS ENDED JUNE 30, 2015

Net Income

Net income for the second quarter of 2016 was $1.5 million, an increase of $0.9 million, compared to net income of $0.6 million for the second quarter of 2015. Diluted earnings per common share for the second quarter of 2016 was $0.31, an increase of $0.18 from the diluted earnings per common share of $0.13 for the second quarter of 2015. The increase in net income in the second quarter of 2016 was due primarily to a $2.1 million increase in interest income as a result of an increase in the average interest-earning assets and a change in the composition of the average interest-earning assets held between the periods. The increase in interest income was partially offset by a $0.6 million increase in the provision for loan losses because more loan loss reserves were established due to the loan growth experienced during the second quarter of 2016. Income tax expense increased $0.6 million because of the increase in pre-tax income in the second quarter of 2016 when compared to the second quarter of 2015.

Net income was $3.3 million for the six month period ended June 30, 2016, an increase of $2.3 million, or 210.9%, compared to net income of $1.0 million for the six month period ended June 30, 2015. The net income available to common shareholders was $3.3 million for the six month period ended June 30, 2016, an increase of $2.4 million, or 246.7%, compared to net income available to common shareholders of $0.9 million for the same period of 2015. Diluted earnings per common share for the six month period ended June 30, 2016 was $0.69, an increase of $0.49 per share compared to diluted earnings per common share of $0.20 for the same period in 2015. The increase in net income for the six month period ended June 30, 2016 was due primarily to a $3.7 million increase in interest income as a result of an increase in the average interest-earning assets and a change in the composition of the average interest-earning assets held between the periods. The provision for loan losses decreased $0.2 million between the periods primarily because there were more recoveries received on previously charged off loans in the first six months of 2016 when compared to the same period of 2015. These increases in income were partially offset by a $1.5 million increase in income tax expense related to the increased pre-tax income between the periods.

Net Interest Income

Net interest income was $6.8 million for the second quarter of 2016, an increase of $2.1 million, or 44.6%, from $4.7 million for the second quarter of 2015. Interest income was $7.2 million for the second quarter of 2016, an increase of $2.1 million, or 41.2%, from $5.1 million for the same period in 2015. Interest income increased between the periods primarily because of an increase in the average interest-earning assets and a change in the composition of the average interest-earning assets held, which resulted in an increase in the average yields earned between the periods. While the average interest-earning assets increased $96.9 million between the periods, the average interest-earning assets held in higher yielding loans increased $144.4 million and the amount of average interest-earning assets held in lower yielding cash and investments decreased $47.5 million between the periods. The yield on average interest-earning assets was also enhanced $0.7 million due to loan prepayment penalties and the interest payments received on non-accruing and previously charged off commercial real estate loans that were paid off in the second quarter of 2016. The increase in the average outstanding loans between the periods was primarily the result of an increase in the commercial loan portfolio, which occurred because of an increase in loan originations and a reduction in loan payoffs between the periods. The Company also acquired $36.0 million of loans through acquisitions that occurred between the periods. The average yield earned on interest-earning assets was 4.61% for the second quarter of 2016, an increase of 75 basis points from 3.86% for the second quarter of 2015.

Interest expense was $0.4 million for the second quarter of 2016, the same as the second quarter of 2015. Interest expense remained the same and the average rate paid on interest-bearing liabilities decreased 5 basis points between the periods primarily because of the change in the composition of the average interest-bearing liabilities. While the average interest-bearing liabilities increased $93.0 million between the periods, the average amount held in lower rate checking and money market accounts increased $84.6 million and the average amount held in higher rate certificates of deposits and other borrowings increased $8.4 million between the periods. The increase in the average outstanding deposits between the periods was primarily the result of the $66.3 million in deposits obtained through acquisitions between the periods. The average interest rate paid on interest-bearing liabilities was 0.27% for the second quarter of 2016 compared to 0.32% for the second quarter of 2015.

Net interest margin (net interest income divided by average interest-earning assets) for the second quarter of 2016 was 4.36%, an increase of 80 basis points, compared to 3.56% for the second quarter of 2015.

Net interest income was $12.9 million for the first six months of 2016, an increase of $3.7 million, or 39.8%, from $9.2 million for the same period in 2015. Interest income was $13.7 million for the six month period ended June 30, 2016, an increase of $3.7 million, or 37.5%, from $10.0 million for the same six month period in 2015. Interest income increased between the periods primarily because of an increase in the average interest-earning assets and a change in the composition of the average interest-earning assets held, which resulted in an increase in the average yields earned between the periods. While the average interest-earning assets increased $80.9 million between the periods, the average interest-earning assets held in higher yielding loans increased $126.4 million and the amount of average interest-earning assets held in lower yielding cash and investments decreased $45.5 million between the periods. The yield on average interest-earning assets was also enhanced $1.2 million due to loan prepayment penalties and the interest payments received on non-accruing and previously charged off commercial real estate loans that were paid off during the first six months of 2016. The increase in the average outstanding loans between the periods was primarily the result of an increase in the commercial loan portfolio, which occurred because of an increase in loan originations and a reduction in loan payoffs between the periods. The Company also acquired $36.0 million of loans through acquisitions that occurred between the periods. The average yield earned on interest-earning assets was 4.48% for the first six months of 2016, an increase of 72 basis points from 3.76% for the same period of 2015.

Interest expense was $0.8 million for the first six months of 2016, an increase of $0.1 million, or 7.3%, compared to $0.7 million for the first six months of 2015. Interest expense increased because of an increase in the average outstanding interest-bearing liabilities. The average rate paid on interest-bearing liabilities decreased 3 basis points between the periods primarily because of the change in the composition of the average interest-bearing liabilities. While the average interest-bearing liabilities increased $81.2 million between the periods, the average amount held in lower rate checking and money market accounts increased $73.5 million and the average amount held in higher rate certificates of deposits and other borrowings increased $7.7 million between the periods. The increase in the average outstanding deposits between the periods was primarily the result of the $66.3 million of deposits acquired through acquisitions between the periods. The average interest rate paid on interest-bearing liabilities was 0.27% for the first six months of 2016 compared to 0.30% for the first six months of 2015.

Net interest margin (net interest income divided by average interest-earning assets) for the first six months of 2016 was 4.23%, an increase of 74 basis points, compared to 3.49% for the first six months of 2015.

A summary of the Company’s net interest margin for the three and six month periods ended June 30, 2016 and June 30, 2015 is as follows:

	For the three month period ended
	June 30, 2016			June 30, 2015
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate)
Interest-earning assets:
Securities available for sale	$91,364	367	1.62%	$141,777	525	1.48%
Loans held for sale	3,073	29	3.80	2,310	16	2.74
Mortgage loans, net	100,349	1,042	4.18	70,721	739	4.19
Commercial loans, net	338,717	4,861	5.77	244,011	3,125	5.14
Consumer loans, net	71,590	842	4.73	52,273	657	5.04
Cash equivalents	18,354	17	0.37	15,574	7	0.19
Federal Home Loan Bank stock	810	1	0.50	736	1	0.69
Total interest-earning assets	624,257	7,159	4.61	527,402	5,070	3.86

Interest-bearing liabilities and non-interest bearing deposits:
NOW accounts	85,085	14	0.06	75,469	4	0.02
Savings accounts	73,029	16	0.09	49,398	8	0.06
Money market accounts	159,708	89	0.22	146,834	81	0.22
Certificates	102,031	127	0.50	93,211	133	0.57
Advances and other borrowings	9,989	149	6.00	11,125	165	5.95
Total interest-bearing liabilities	429,842			376,037
Non-interest checking	145,599			107,077
Other non-interest bearing deposits	1,543			898
Total interest-bearing liabilities and non-interest bearing deposits	$576,984	395	0.27	$484,012	391	0.32
Net interest income		$6,764			$4,679
Net interest rate spread			4.34%			3.53%
Net interest margin			4.36%			3.56%

	For the six month period ended
	June 30, 2016			June 30, 2015
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
Interest-earning assets:
Securities available for sale	$94,363	759	1.62%	$144,233	1,039	1.45%
Loans held for sale	2,588	52	4.04	1,902	23	2.49
Mortgage loans, net	98,438	2,053	4.19	70,136	1,476	4.24
Commercial loans, net	323,185	9,110	5.67	241,486	6,074	5.07
Consumer loans, net	68,538	1,653	4.85	52,866	1,318	5.03
Cash equivalents	26,622	55	0.42	22,249	22	0.20
Federal Home Loan Bank stock	752	2	0.53	755	2	0.59
Total interest-earning assets	614,486	13,684	4.48	533,627	9,954	3.76

Interest-bearing liabilities and non-interest bearing deposits:
NOW accounts	84,153	25	0.06	76,229	7	0.02
Savings accounts	70,347	31	0.09	48,503	15	0.06
Money market accounts	159,314	176	0.22	148,386	178	0.24
Certificates	100,230	240	0.48	94,467	274	0.58
Advances and other borrowings	9,495	297	6.29	7,986	243	6.14
Total interest-bearing liabilities	423,539			375,571
Non-interest checking	144,180			111,354
Other non-interest bearing deposits	1,340			970
Total interest-bearing liabilities and non-interest bearing deposits	$569,059	769	0.27	$487,895	717	0.30
Net interest income		$12,915			$9,237
Net interest rate spread			4.21%			3.47%
Net interest margin			4.23%			3.49%

Provision for Loan Losses

The provision for loan losses was $0.4 million for the second quarter of 2016, an increase of $0.6 million from the ($0.2) million provision for loan losses for the second quarter of 2015. The provision increased primarily because of the increased loan growth that was experienced in the second quarter of 2016 when compared to the second quarter of 2015. The increase in the provision related to increased loan growth was partially offset by an increase in recoveries received on previously charged off loans in the second quarter of 2016 when compared to the same period of 2015.

The provision for loan losses was ($0.4) million for the first six months of 2016, a decrease of $0.2 million from the ($0.2) million provision for loan losses for the same six month period in 2015. The provision for loan losses decreased between the periods primarily because there were more recoveries received on previously charged off loans in the first six months of 2016 when compared to the same period of 2015.

A reconciliation of the Company’s allowance for loan losses for the three and six month periods ended June 30, 2016 and 2015 is summarized as follows:

(Dollars in thousands)	2016	2015
Balance at March 31,	$9,363 6	$8,418
Provision	381	(183)
Charge offs:
Consumer	(8)	(9)
Commercial business	(44)	(5)
Recoveries	633	181
Balance at June 30,	$10,325	$8,402

Allocated to:
General allowance	$9,375	$7,327
Specific allowance	950	1,075
	$10,325	$8,402

(Dollars in thousands)	2016	2015
Balance at January 1,	$9,709	$8,332
Provision	(351)	(183)
Charge offs:
Consumer	(15)	(27)
Commercial business	(44)	(5)
Recoveries	1,026	285
Balance at June 30,	$10,325	$8,402

Non-Interest Income

Non-interest income was $2.1 million for the second quarter of 2016, an increase of $0.2 million, or 12.6%, from $1.9 million for the same period of 2015. Gain on sales of loans increased $0.2 million between the periods primarily because of an increase in single family loan sales in the second quarter of 2016 when compared to the same period of 2015. Other non-interest income increased slightly between the periods primarily because of an increase in the fees earned on the sale of uninsured investment products. Fees and service charges increased slightly between the periods due to an increase in debit card income.

Non-interest income was $3.9 million for the first six months of 2016, an increase of $0.4 million, or 11.4%, from $3.5 million for the first six months of 2015. Gain on sales of loans increased $0.4 million between the periods primarily because of an increase in single family loan sales in the first six months of 2016 when compared to the same period of 2015.

Non-Interest Expense

Non-interest expense was $6.0 million for the second quarter of 2016, an increase of $0.2 million, or 4.0%, from $5.8 million for the same period of 2015. Other non-interest expense increased $0.1 million due to an increase in the amortization costs related to the core deposit intangibles and an increase in annual report costs between the periods. Occupancy and equipment expense increased $0.1 million between the periods because of increased non-capitalized software and equipment expenses. Professional services expense increased $0.1 million due to increased costs related to the branch acquisition that was completed during the second quarter of 2016. Compensation expense increased slightly between the periods as annual increases in compensation were partially offset by a decrease in restricted stock award expenses. These increases in non-interest expenses were partially offset by a $0.1 million increase in the gains on real estate owned because of an increase in the number of properties sold between the periods.

Non-interest expense was $11.7 million for the first six months of 2016, an increase of $0.5 million, or 4.4%, from $11.2 million for the same period of 2015. Compensation expense increased $0.3 million between the periods due primarily to an increase in wages and incentives related to increased loan production. Other non-interest expense increased $0.2 million due to increased charitable contributions and annual report costs between the periods. Occupancy and equipment expense increased $0.2 million between the periods because of increased non-capitalized software and equipment expenses. Professional services expense increased $0.1 million due to increased costs related to the branch acquisition that was completed during the second quarter of 2016. Data processing costs increased $0.1 million because of increased mobile and on-line banking expenses due to increased customer activity between the periods. These increases in non-interest expenses were partially offset by a $0.4 million increase in the gains on real estate owned because of an increase in the number of properties sold between the periods.

Income Taxes

Income tax expense was $1.0 million for the second quarter of 2016, an increase of $0.7 million from $0.3 million for the second quarter of 2015. Income tax expense was $2.1 million for the first six months of 2016, an increase of $1.5 million from $0.6 million for the first six months of 2015. The increase in income tax expense between the periods is primarily related to the increase in pre-tax income in the second quarter and first six months of 2016 when compared to the same periods of 2015.

Net Income Available to Common Shareholders

The net income available to common shareholders was $3.3 million for the first six months of 2016, an increase of $2.4 million from the $0.9 million net income available to common shareholders in the first six months of 2015. The net income available to common shareholders increased primarily because of the increase in the net income between the periods and a reduction in the dividends paid on the outstanding Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Preferred Stock”). On February 17, 2015 the Company redeemed the final 10,000 shares of its outstanding Preferred Stock and, as a result, no dividends are required to be paid on the Preferred Stock after that date.

FINANCIAL CONDITION

Non-Performing Assets

The following table summarizes the amounts and categories of non-performing assets in the Bank’s portfolio and loan delinquency information as of the end of the three most recently completed quarters.

	June 30,	March 31,	December 31,
(Dollars in thousands)	2016	2016	2015
Non-Performing Loans:
One-to-four family real estate	$1,173	$1,229	$1,655
Commercial real estate	1,310	1,822	1,694
Consumer	967	809	786
Commercial business	0	45	46
Total	3,450	3,905	4,181

Foreclosed and Repossessed Assets:
One-to-four family real estate	591	591	48
Commercial real estate	830	1,077	1,997
Total non-performing assets	$4,871	$5,573	$6,226
Total as a percentage of total assets	0.75%	0.87%	0.97%
Total non-performing loans	$3,450	$3,905	$4,181
Total as a percentage of total loans receivable, net	0.65%	0.80%	0.90%
Allowance for loan loss to non-performing loans	299.29%	239.77%	232.22%

Delinquency Data:
Delinquencies (1)
30+ days	$1,289	$1,005	$993
90+ days	0	0	0
Delinquencies as a percentage of loan portfolio (1)
30+ days	0.24%	0.20%	0.21%
90+ days	0.00%	0.00%	0.00%

(1) Excludes non-accrual loans.

Total non-performing assets were $4.9 million at June 30, 2016, a decrease of $0.7 million, or 12.6%, from $5.6 million at March 31, 2016. Non-performing loans decreased $0.5 million and foreclosed and repossessed assets decreased $0.2 million during the second quarter of 2016.

Total non-performing assets were $4.9 million at June 30, 2016, a decrease of $1.3 million, or 21.8%, from $6.2 million at December 31, 2015. Non-performing loans decreased $0.7 million and foreclosed and repossessed assets decreased $0.6 million during the first six months of 2016.

Dividends

The declaration of dividends is subject to, among other things, the Company's financial condition and results of operations, the Bank's compliance with regulatory capital requirements and other regulatory restrictions, tax considerations, industry standards, economic conditions, general business practices and other factors. The Company has not made any dividend payments to common stockholders during the three year period ending June 30, 2016.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2016, the net cash provided by operating activities was $12.4 million. The Company collected $96.0 million from the maturities of securities, $0.6 million from principal repayments on securities, $1.0 million from the redemption of FHLB stock, $6.1 million related to a branch acquisition, and $1.6 million in proceeds from the sale of real estate. The Company purchased securities of $60.0 million, FHLB stock of $1.1 million, and premises and equipment of $1.0 million. Net loans receivable also increased $62.4 million. The Company had a net decrease in deposit balances of $15.3 million (primarily in ethanol-related deposits) and customer escrows increased $1.0 million. The Company also received and repaid $25.0 million in proceeds from borrowings.

The Company has certificates of deposits with outstanding balances of $61.9 million that mature over the next 12 months. Based upon past experience, management anticipates that the majority of the deposits will renew for another term. The Company believes that cash outflow from certificates that do not renew will be replaced with other deposits or FHLB advances. Federal Reserve Bank borrowings or proceeds from the sale of securities could also be used to fund unanticipated outflows of certificates of deposits.

The Company had three deposit customers that individually had aggregate deposits greater than $5.0 million as of June 30, 2016. The $44.9 million in funds held by these customers may be withdrawn at any time, but management believes that the majority of these deposits will not be withdrawn from the Bank over the next twelve months. If these deposits are withdrawn, it is anticipated that they would be replaced with deposits from other customers or FHLB advances. Federal Reserve Bank borrowings or proceeds from the sale of securities could also be used to replace unanticipated outflows of large checking and money market deposits.

The Company has the ability to borrow $96.6 million from the FHLB at June 30, 2016, based on the collateral value of the loans pledged. The credit policy of the FHLB relating to the collateral value of the loans collateralizing the available line of credit with the FHLB may change such that the current collateral pledged to secure future advances is no longer acceptable or the formulas for determining the excess pledged collateral may change. The FHLB could also reduce the amount of funds it will lend to the Bank. It is not anticipated that the Bank will need to find alternative funding sources in the next twelve months to replace the available borrowings from the FHLB. However, if needed, excess collateral currently pledged to the FHLB could be pledged to the FRB and the Bank could borrow additional funds from the FRB based on the increased collateral levels or obtain additional deposits.

The Company’s primary source of cash is dividends from the Bank. At June 30, 2016, the Company had $2.9 million in cash and other assets that could readily be turned into cash. The primary use of cash by the Company is the payment of operating expenses and the principal and interest amounts on the third party note payable.

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

The following table discloses the projected changes in the market value to the Company’s interest-earning assets and interest-bearing liabilities based upon incremental 100 basis-point changes in interest rates from interest rates in effect on June 30, 2016.

	Market Value
(Dollars in thousands)
Basis point change in interest rates	-100	0	+100	+200
Total market risk sensitive assets	$653,278	642,755	631,474	617,467
Total market risk sensitive liabilities	588,164	548,034	521,029	495,239
Off-balance sheet financial instruments	(692)	0	(338)	(595)
Net market risk	$65,806	94,721	110,783	122.823
Percentage change from current market value	(30.53)%	0.00%	16.96%	29.67%

The preceding table was prepared utilizing a model using the following assumptions (the Model Assumptions) regarding prepayment and decay ratios, that were determined by management based upon their review of historical prepayment speeds and future prepayment projections. Fixed rate loans were assumed to prepay at annual rates of between 2% to 47%, depending on the note rate and the period to maturity. Adjustable rate mortgages (ARMs) were assumed to prepay at annual rates of between 7% and 57%, depending on the note rate and the period to maturity. Mortgage-backed securities were projected to have prepayments based upon the underlying collateral securing the instrument. Certificate accounts were assumed not to be withdrawn until maturity. Passbook accounts and money market accounts were assumed to decay at an annual rate of 6% and 8%, respectively. Retail checking accounts were assumed to decay at an annual rate of 3%. Commercial checking and money market accounts were assumed to decay at annual rates of 7% and 12%, respectively. Callable investments were projected to be called at the first call date where the projected interest rate on similar remaining term instruments is less than the interest rate on the callable advance or investment.

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

Asset/Liability Management

The Company’s management reviews the impact that changing interest rates will have on its net interest income projected for the next twelve months to determine if its current level of interest rate risk is acceptable. The following table projects the estimated impact on net interest income during the twelve month period ending June 30, 2017 of immediate interest rate changes called rate shocks.

(Dollars in thousands)
Rate Shock in Basis Points	Projected Change in Net Interest Income	Percentage Change
+200	$2,725	10.76%
+100	1,408	5.56%
0	0	0.00%
-100	(1,781)	(7.03)%

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

HMN FINANCIAL, INC.
Registrant

Date:	August 5, 2016	/s/ Bradley Krehbiel
Bradley Krehbiel, President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 5, 2016	/s/ Jon Eberle
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

101

Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended June 30, 2016, filed with the SEC on August 5, 2016, formatted in Extensible Business Reporting Language (XBRL); (i) the Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, (ii) the Consolidated Statements of Comprehensive Income for the Three Months and Six Months Ended June 30, 2016 and 2015, (iii) the Consolidated Statement of Stockholders’ Equity for the Six-Month Period Ended June 30, 2016, (iv) the Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2016 and 2015, and (v) Notes to Consolidated Financial Statements.

		101	Filed Electronically