Form 10-Q
period 2016-09-30
HMN FINANCIAL INC
filed 2016-11-04
CIK 921183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ]	For the transition period from _________ to _________

Commission File Number 0-24100

HMN FINANCIAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-1777397
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1016 Civic Center Drive N.W., Rochester, MN	55901
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(507) 535-1200

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐          No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at October 26, 2016
Common stock, $0.01 par value	4,488,923

HMN FINANCIAL, INC.

Part I – FINANCIAL INFORMATION
Item 1: Financial Statements

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30,	December 31,
(Dollars in thousands)	2016	2015
	(unaudited)
Assets
Cash and cash equivalents	$34,594	39,782
Securities available for sale:
Mortgage-backed and related securities (amortized cost $1,274 and $2,237)	1,306	2,283
Other marketable securities (amortized cost $78,979 and $110,092)	78,810	109,691
	80,116	111,974

Loans held for sale	5,879	3,779
Loans receivable, net	540,583	463,185
Accrued interest receivable	2,235	2,254
Real estate, net	815	2,045
Federal Home Loan Bank stock, at cost	770	691
Mortgage servicing rights, net	1,537	1,499
Premises and equipment, net	8,119	7,469
Goodwill	802	0
Core deposit intangible	478	393
Prepaid expenses and other assets	1,153	1,417
Deferred tax asset, net	8,586	8,673
Total assets	$685,667	643,161

Liabilities and Stockholders’ Equity
Deposits	$592,243	559,387
Other borrowings	9,000	9,000
Accrued interest payable	238	242
Customer escrows	1,878	830
Accrued expenses and other liabilities	7,474	4,057
Total liabilities	610,833	573,516
Commitments and contingencies
Stockholders’ equity:
Serial preferred stock ($.01 par value): authorized 500,000 shares; issued and outstanding shares 0	0	0
Common stock ($.01 par value): authorized 16,000,000; issued shares 9,128,662	91	91
Additional paid-in capital	50,476	50,388
Retained earnings, subject to certain restrictions	85,202	80,536
Accumulated other comprehensive loss	(83)	(214)
Unearned employee stock ownership plan shares	(2,271)	(2,417)
Treasury stock, at cost 4,639,739 and 4,645,769 shares	(58,581)	(58,739)
Total stockholders’ equity	74,834	69,645
Total liabilities and stockholders’ equity	$685,667	643,161

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2016	2015	2016	2015
Interest income:
Loans receivable	$6,627	4,860	19,495	13,751
Securities available for sale:
Mortgage-backed and related	12	35	48	87
Other marketable	295	468	1,018	1,455
Cash equivalents	18	26	73	48
Other	2	1	4	3
Total interest income	6,954	5,390	20,638	15,344

Interest expense:
Deposits	255	231	727	705
Advances and other borrowings	149	166	446	409
Total interest expense	404	397	1,173	1,114
Net interest income	6,550	4,993	19,465	14,230
Provision for loan losses	80	(56)	(271)	(239)
Net interest income after provision for loan losses	6,470	5,049	19,736	14,469

Non-interest income:
Fees and service charges	901	863	2,553	2,489
Loan servicing fees	280	262	812	778
Gain on sales of loans	656	613	1,848	1,428
Other	310	493	791	997
Total non-interest income	2,147	2,231	6,004	5,692

Non-interest expense:
Compensation and benefits	3,723	3,299	11,016	10,285
(Gains) losses on real estate owned	(11)	168	(435)	121
Occupancy and equipment	998	936	2,994	2,741
Data processing	299	254	853	753
Professional services	252	273	871	782
Other	940	1,039	2,626	2,518
Total non-interest expense	6,201	5,969	17,925	17,200
Income before income tax expense	2,416	1,311	7,815	2,961
Income tax expense	1,002	491	3,149	1,095
Net income	1,414	820	4,666	1,866
Preferred stock dividends	0	0	0	(108)
Net income available to common shareholders	1,414	820	4,666	1,758
Other comprehensive income (loss), net of tax	(51)	275	131	481
Comprehensive income available to common shareholders	$1,363	1,095	4,797	2,239
Basic earnings per share	$0.34	0.20	1.12	0.43
Diluted earnings per share	$0.30	0.18	0.99	0.38

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders' Equity

For the Nine-Month Period Ended September 30, 2016

(unaudited)

					Unearned
					Employee
				Accumulated	Stock		Total
		Additional		Other	Ownership		Stock-
	Common	Paid-in	Retained	Comprehensive	Plan	Treasury	Holders’
(Dollars in thousands)	Stock	Capital	Earnings	Income (Loss)	Shares	Stock	Equity
Balance, December 31, 2015	$91	50,388	80,536	(214)	(2,417)	(58,739)	69,645
Net income			4,666				4,666
Other comprehensive income				131			131
Stock compensation expense		59					59
Restricted stock awards		(158)				158	0
Amortization of restricted stock awards		134					134
Earned employee stock ownership plan shares		53			146		199
Balance, September 30, 2016	$91	50,476	85,202	(83)	(2,271)	(58,581)	74,834

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2016	2015
Cash flows from operating activities:
Net income	$4,666	1,866
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	(271)	(239)
Depreciation	619	516
Amortization of discounts, net	(9)	(10)
Amortization of deferred loan fees	(906)	(194)
Amortization of core deposit intangible	68	9
Amortization of other purchased fair value adjustments	(430)	(112)
Amortization of mortgage servicing rights and servicing costs	437	427
Capitalized mortgage servicing rights	(475)	(366)
Losses on sales of investments	9	0
(Gain) loss on sales of real estate	(435)	121
Gain on sales of loans	(1,848)	(1,428)
Proceeds from sale of loans held for sale	68,442	55,995
Disbursements on loans held for sale	(56,644)	(50,952)
Amortization of restricted stock awards	134	387
Amortization of unearned ESOP shares	146	145
Earned employee stock ownership shares priced above original cost	53	43
Stock option compensation expense	59	0
Decrease (increase) in accrued interest receivable	127	(254)
(Decrease) increase in accrued interest payable	(7)	148
Decrease in other assets	395	195
Increase in other liabilities	3,312	3,252
Other, net	15	33
Net cash provided by operating activities	17,457	9,582
Cash flows from investing activities:
Principal collected on securities available for sale	986	1,257
Proceeds collected on maturities of securities available for sale	136,020	118,570
Purchases of securities available for sale	(104,968)	(109,070)
Purchase of Federal Home Loan Bank Stock	(1,079)	(119)
Redemption of Federal Home Loan Bank Stock	1,000	205
Proceeds from sales of real estate	2,250	772
Net increase in loans receivable	(76,593)	(49,252)
Gain on acquisition	0	(289)
Acquisition payment (net of cash acquired)	6,080	4,816
Purchases of premises and equipment	(1,269)	(570)
Net cash used by investing activities	(37,573)	(33,680)
Cash flows from financing activities:
Increase (decrease) in deposits	13,898	(12,438)
Redemption of preferred stock	0	(10,000)
Dividends to preferred stockholders	0	(225)
Proceeds from borrowings	25,000	41,000
Repayment of borrowings	(25,000)	(31,000)
Increase in customer escrows	1,030	486
Net cash provided (used) by financing activities	14,928	(12,177)
Decrease in cash and cash equivalents	(5,188)	(36,275)
Cash and cash equivalents, beginning of period	39,782	46,634
Cash and cash equivalents, end of period	$34,594	10,359
Supplemental cash flow disclosures:
Cash paid for interest	$1,176	954
Cash paid for income taxes	436	191
Supplemental noncash flow disclosures:
Loans transferred to loans held for sale	12,085	6,701
Transfer of loans to real estate	591	110

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

September 30, 2016 and 2015

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

(2) Basis of Preparation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of comprehensive income, consolidated statement of stockholders' equity and consolidated statements of cash flows in conformity with U.S. generally accepted accounting principles (GAAP). However, all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included.  The results of operations for the nine-month period ended September 30, 2016 are not necessarily indicative of the results which may be expected for the entire year.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in this ASU affect all entities that are required to present a statement of cash flows under Topic 230 and address the following eight specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies; distributions received from equity method investees; beneficial interest in securitization transactions; and separately identifiable cash flows and application of the predominance principle. This ASU is intended to reduce diversity in practice and is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years with early adoption permitted. Upon adoption, the amendments should be applied using a retrospective transition method to each period presented. The adoption of this ASU in the first quarter of 2018 is not anticipated to have a material impact on the Company’s consolidated financial statements.

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

The following table summarizes the assets and liabilities of the Company for which fair values are determined on a recurring basis as of September 30, 2016 and December 31, 2015.

	Carrying value at September 30, 2016
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale	$80,116	0	80,116	0
Mortgage loan commitments	167	0	167	0
Total	$80,283	0	80,283	0

	Carrying value at December 31, 2015
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale	$111,974	0	111,974	0
Mortgage loan commitments	36	0	36	0
Total	$112,010	0	112,010	0

There were no transfers between Levels 1, 2, or 3 during the three or nine-month periods ended September 30, 2016.

The Company may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of the lower-of-cost-or-market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis in the third quarter of 2016 that were still held at September 30, 2016, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at September 30, 2016 and December 31, 2015.

	Carrying value at September 30, 2016
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Three months ended September 30, 2016 Total gains (losses)	Nine months ended September 30, 2016 Total gains (losses)
Loans held for sale	$5,879	0	5,879	0	24	72
Mortgage servicing rights	1,537	0	1,537	0	0	0
Loans (1)	5,091	0	5,091	0	(371)	(553)
Real estate, net (2)	815	0	815	0	0	(241)
Total	$13,322	0	13,322	0	(347)	(722)

	Carrying value at December 31, 2015
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Year ended December 31, 2015 Total gains (losses)
Loans held for sale	$3,779	0	3,779	0	3
Mortgage servicing rights	1,499	0	1,499	0	0
Loans (1)	4,790	0	4,790	0	(373)
Real estate, net (2)	2,045	0	2,045	0	(262)
Total	$12,113	0	12,113	0	(632)

(1)	Represents the carrying value and related specific reserves on loans for which adjustments are based on the appraised value of the collateral. The carrying value of loans fully charged-off is zero.
(2)	Represents the fair value and related losses of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

(5) Fair Value of Financial Instruments

GAAP requires interim reporting period disclosure about the fair value of financial instruments, including assets, liabilities and off-balance sheet items for which it is practicable to estimate fair value. The fair value hierarchy level for each asset and liability, as defined in note 4, have been included in the following table for September 30, 2016 and December 31, 2015. The fair value estimates are made based upon relevant market information, if available, and upon the characteristics of the financial instruments themselves. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based upon judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. The estimated fair value of the Company’s financial instruments as of September 30, 2016 and December 31, 2015 are shown in the following table.

	September 30, 2016						December 31, 2015
			Fair value hierarchy						Fair value hierarchy
(Dollars in thousands)	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3	Contract amount	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3	Contract amount
Financial assets:
Cash and cash equivalents	$34,594	34,594	34,594				39,782	39,782	39,782
Securities available for sale	80,116	80,116		80,116			111,974	111,974		111,974
Loans held for sale	5,879	5,879		5,879			3,779	3,779		3,779
Loans receivable, net	540,583	542,779		542,779			463,185	458,539		458,539
Federal Home Loan Bank stock	770	770		770			691	691		691
Accrued interest receivable	2,235	2,235		2,235			2,254	2,254		2,254
Financial liabilities:
Deposits	592,243	592,565		592,565			559,387	558,731		558,731
Other borrowings	9,000	9,010		9,010			9,000	9,000		9,000
Accrued interest payable	238	238		238			242	242		242
Off-balance sheet financial instruments:
Commitments to extend credit	167	167				237,879	36	36				165,949
Commitments to sell loans	(138)	(138)				18,251	(26)	(26)				8,071

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

(6) Other Comprehensive Income (Loss)

Other comprehensive income (loss) is defined as the change in equity during a period from transactions and other events from non-owner sources. Comprehensive income is the total of net income and other comprehensive income (loss), which for the Company is comprised of unrealized gains and losses on securities available for sale. The components of other comprehensive income (loss) and the related tax effects for the three and nine-months ended September 30, 2016 and 2015 were as follows:

	For the three months ended September 30,
(Dollars in thousands)	2016			2015
Securities available for sale:	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Net unrealized gains (losses) arising during the period	$(85)	(34)	(51)	458	183	275
Other comprehensive income (loss)	$(85)	(34)	(51)	458	183	275

	For the nine months ended September 30,
(Dollars in thousands)	2016			2015
Securities available for sale:	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Gross unrealized gains arising during the period	209	84	125	798	317	481
Less reclassification of net losses included in net income	(9)	(3)	(6)	0	0	0
Net unrealized gains arising during the period	$218	87	131	798	317	481
Other comprehensive income	$218	87	131	798	317	481

(7) Securities Available For Sale

The following table shows the gross unrealized losses and fair value for the securities available for sale portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2016 and December 31, 2015.

	Less Than Twelve Months			Twelve Months or More			Total
(Dollars in thousands)	# of Investments	Fair Value	Unrealized Losses	# of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2016
Collateralized mortgage obligations:
Federal National Mortgage Association (FNMA)	1	$168	(4)	0	$0	0	$168	(4)
Other	1	8	(1)	0	0	0	8	(1)
Other marketable securities:
U.S. Government and agency obigations	2	9,995	(5)	0	0	0	9,995	(5)
Municipal obligations	0	0	0	3	341	(2)	341	(2)
Corporate preferred stock	0	0	0	1	350	(350)	350	(350)
Total temporarily impaired securities	4	$10,171	(10)	4	$691	(352)	$10,862	(362)

	Less Than Twelve Months			Twelve Months or More			Total
(Dollars in thousands)	# of Investments	Fair Value	Unrealized Losses	# of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2015
Collateralized mortgage obligations:
FNMA	1	$346	(1)	0	$0	0	$346	(1)
Other	2	34	(8)	0	0	0	34	(8)
Other marketable securities:
U.S. Government agency obligations	9	44,878	(129)	0	0	0	44,878	(129)
Municipal obligations	12	2,010	(7)	0	0	0	2,010	(7)
Corporate obligations	1	334	(6)	0	0	0	334	(6)
Corporate preferred stock	0	0	0	1	350	(350)	350	(350)
Total temporarily impaired securities	25	$47,602	(151)	1	$350	(350)	$47,952	(501)

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

The unrealized losses reported for corporate preferred stock over twelve months at September 30, 2016 relates to a single trust preferred security that was issued by the holding company of a small community bank. Typical of most trust preferred issuances, the issuer has the ability to defer interest payments for up to five years with interest payable on the deferred balance. In September 2014, the issuer paid all previously deferred interest that was due and all payments were current as of September 30, 2014. Since January 2015, the issuer has deferred its scheduled interest payment as allowed by the terms of the security agreement. The issuer’s subsidiary bank has incurred operating losses in the past due to increased provisions for loan losses but has generated a modest amount of net income over the past twelve months and continues to meet the regulatory requirements to be considered “well capitalized” based on its most recent regulatory filing. Based on a review of the issuer, it was determined that the trust preferred security was not other-than-temporarily impaired at September 30, 2016. The Company does not intend to sell the trust preferred security and has the intent and ability to hold it for a period of time sufficient to recover the temporary loss. Management believes that the Company will receive all principal and interest payments contractually due on the security and that the decrease in the market value is primarily due to a lack of liquidity in the market for trust preferred securities and the deferral of interest by the issuer. Management will continue to monitor the credit risk of the issuer and may be required to recognize other-than-temporary impairment charges on this security in future periods.

A summary of securities available for sale at September 30, 2016 and December 31, 2015 is as follows:

(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
September 30, 2016:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation (FHLMC)	$400	14	0	414
FNMA	386	8	0	394
Collateralized mortgage obligations:
FNMA	466	14	(4)	476
Other	22	1	(1)	22
	1,274	37	(5)	1,306
Other marketable securities:
U.S. Government agency obligations	74,979	122	(5)	75,096
Municipal obligations	2,952	30	(2)	2,980
Corporate debt	290	15	0	305
Corporate preferred stock	700	0	(350)	350
Corporate equity	58	21	0	79
	78,979	188	(357)	78,810
	$80,253	225	(362)	80,116

(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
December 31, 2015
Mortgage-backed securities:
FHLMC	$728	31	0	759
FNMA	725	22	0	747
Collateralized mortgage obligations:
FNMA	742	2	(1)	743
Other	42	0	(8)	34
	2,237	55	(9)	2,283
Other marketable securities:
U.S. Government agency obligations	105,003	68	(129)	104,942
Municipal obligations	3,991	18	(7)	4,002
Corporate obligations	340	0	(6)	334
Corporate preferred stock	700	0	(350)	350
Corporate equity	58	5	0	63
	110,092	91	(492)	109,691
	$112,329	146	(501)	111,974

The following table indicates amortized cost and estimated fair value of securities available for sale at September 30, 2016 based upon contractual maturity adjusted for scheduled repayments of principal and projected prepayments of principal based upon current economic conditions and interest rates.

(Dollars in thousands)	Amortized Cost	Fair Value
Due less than one year	$70,655	70,779
Due after one year through five years	8,434	8,495
Due after five years through ten years	290	295
Due after ten years	816	468
No stated maturity	58	79
Total	$80,253	80,116

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

(8) Loans Receivable, Net

A summary of loans receivable at September 30, 2016 and December 31, 2015 is as follows:

(Dollars in thousands)	September 30, 2016	December 31, 2015
1-4 family	$100,636	90,945
Commercial real estate:
Real estate rental and leasing	160,623	125,376
Other	138,746	121,977
	299,369	247,353
Consumer	76,067	64,415
Commercial business:
Transportation industry	10,355	9,349
Other	64,160	60,757
	74,515	70,106
Total loans	550,587	472,819
Less:
Unamortized discounts	20	16
Net deferred loan costs	(322)	(91)
Allowance for loan losses	10,306	9,709
Total loans receivable, net	$540,583	463,185

(9) Allowance for Loan Losses and Credit Quality Information

The allowance for loan losses for the three and nine months ended September 30, 2016 and 2015 is summarized as follows:

(Dollars in thousands)	1-4 Family	Commercial Real Estate	Consumer	Commercial Business	Total
For the three months ended September 30, 2016:
Balance, June 30, 2016	$1,270	5,827	1,531	1,697	10,325
Provision for losses	31	(288)	116	221	80
Charge-offs	(66)	(67)	(14)	(56)	(203)
Recoveries	0	48	4	52	104
Balance, September 30, 2016	$1,235	5,520	1,637	1,914	10,306

For the nine months ended September 30, 2016:
Balance, December 31, 2015	$990	6,078	1,200	1,441	9,709
Provision for losses	311	(1,148)	432	134	(271)
Charge-offs	(66)	(67)	(29)	(100)	(262)
Recoveries	0	657	34	439	1,130
Balance, September 30, 2016	$1,235	5,520	1,637	1,914	10,306

Allocated to:
Specific reserves	$223	296	370	120	1,009
General reserves	767	5,782	830	1,321	8,700
Balance, December 31, 2015	$990	6,078	1,200	1,441	9,709

Allocated to:
Specific reserves	$242	414	416	184	1,256
General reserves	993	5,106	1,221	1,730	9,050
Balance, September 30, 2016	$1,235	5,520	1,637	1,914	10,306

Loans receivable at December 31, 2015:
Individually reviewed for impairment	$2,203	2,204	977	415	5,799
Collectively reviewed for impairment	88,742	245,149	63,438	69,691	467,020
Ending balance	$90,945	247,353	64,415	70,106	472,819

Loans receivable at September 30, 2016:
Individually reviewed for impairment	$1,351	3,350	916	730	6,347
Collectively reviewed for impairment	99,285	296,019	75,151	73,785	544,240
Ending balance	$100,636	299,369	76,067	74,515	550,587

(Dollars in thousands)	1-4 Family	Commercial Real Estate	Consumer	Commercial Business	Total
For the three months ended September 30, 2015:
Balance, June 30, 2015	$1,011	5,278	1,162	951	8,402
Provision for losses	117	(462)	25	264	(56)
Charge-offs	(19)	0	(39)	(1)	(59)
Recoveries	1	435	7	56	499
Balance, September 30, 2015	$1,110	5,251	1,155	1,270	8,786

For the nine months ended September 30, 2015:
Balance, December 31, 2014	$1,096	5,024	1,009	1,203	8,332
Provision for losses	30	(415)	191	(45)	(239)
Charge-offs	(19)	0	(66)	(6)	(91)
Recoveries	3	642	21	118	784
Balance, September 30, 2015	$1,110	5,251	1,155	1,270	8,786

The following table summarizes the amount of classified and unclassified loans at September 30, 2016 and December 31, 2015:

	September 30, 2016
	Classified					Unclassified
(Dollars in thousands)	Special Mention	Substandard	Doubtful	Loss	Total	Total	Total Loans
1-4 family	$916	2,266	48	0	3,230	97,406	100,636
Commercial real estate:
Real estate rental and leasing	3,338	7,207	0	0	10,545	150,078	160,623
Other	623	8,531	0	0	9,154	129,592	138,746
Consumer	0	526	84	305	915	75,152	76,067
Commercial business:
Transportation industry	0	4,001	0	0	4,001	6,354	10,355
Other	3,938	2,337	0	0	6,275	57,885	64,160
	$8,815	24,868	132	305	34,120	516,467	550,587

	December 31, 2015
	Classified					Unclassified
(Dollars in thousands)	Special Mention	Substandard	Doubtful	Loss	Total	Total	Total Loans
1-4 family	$189	2,889	55	0	3,133	87,812	90,945
Commercial real estate:
Real estate rental and leasing	1,910	4,827	0	0	6,737	118,639	125,376
Other	917	9,473	0	0	10,390	111,587	121,977
Consumer	0	639	52	286	977	63,438	64,415
Commercial business:
Transportation industry	4,082	18	0	0	4,100	5,249	9,349
Other	841	1,515	0	0	2,356	58,401	60,757
	$7,939	19,361	107	286	27,693	445,126	472,819

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

The aging of past due loans at September 30, 2016 and December 31, 2015 is summarized as follows:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
September 30, 2016
1-4 family	$712	242	93	1,047	99,589	100,636	0
Commercial real estate:
Real estate rental and leasing	215	0	0	215	160,408	160,623	0
Other	0	0	112	112	138,634	138,746	0
Consumer	511	149	232	892	75,175	76,067	0
Commercial business:
Transportation industry	0	0	0	0	10,355	10,355	0
Other	85	0	131	216	63,944	64,160	0
	$1,523	391	568	2,482	548,105	550,587	0

December 31, 2015
1-4 family	$490	130	799	1,419	89,526	90,945	0
Commercial real estate:
Real estate rental and leasing	0	0	0	0	125,376	125,376	0
Other	0	289	0	289	121,688	121,977	0
Consumer	330	262	119	711	63,704	64,415	0
Commercial business:
Transportation industry	0	0	0	0	9,349	9,349	0
Other	45	0	0	45	60,712	60,757	0
	$865	681	918	2,464	470,355	472,819	0

Impaired loans include loans that are non-performing (non-accruing) and loans that have been modified in a troubled debt restructuring (TDR). The following table summarizes impaired loans and related allowances as of September 30, 2016 and December 31, 2015:

	September 30, 2016			December 31, 2015
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans with no related allowance recorded:
1-4 family	$328	328	0	1,251	1,251	0
Commercial real estate:
Real estate rental and leasing	50	127	0	44	184	0
Other	25	1,681	0	25	1,706	0
Consumer	367	367	0	475	476	0
Commercial business:
Other	131	154	0	0	79	0
Loans with an allowance recorded:
1-4 family	1,023	1,023	242	952	952	223
Commercial real estate:
Other	3,275	3,373	414	2,135	2,135	296
Consumer	549	566	416	502	519	370
Commercial business:
Other	599	1,151	184	415	967	120
Total:
1-4 family	1,351	1,351	242	2,203	2,203	223
Commercial real estate:
Real estate rental and leasing	50	127	0	44	184	0
Other	3,300	5,054	414	2,160	3,841	296
Consumer	916	933	416	977	995	370
Commercial business:
Other	730	1,305	184	415	1,046	120
	$6,347	8,770	1,256	5,799	8,269	1,009

The following tables summarize average recorded investment and interest income recognized on impaired loans during the three and nine months ended September 30, 2016 and 2015.

	For the three months ended September 30, 2016		For the nine months ended September 30, 2016
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance recorded:
1-4 family	$336	5	654	12
Commercial real estate:
Real estate rental and leasing	46	1	45	4
Other	26	24	26	73
Consumer	478	1	483	3
Commercial business:
Other	66	0	33	0
Loans with an allowance recorded:
1-4 family	1,094	5	1,055	14
Commercial real estate:
Other	2,511	54	2,354	183
Consumer	547	2	534	8
Commercial business:
Other	467	16	437	62
Total:
1-4 family	1,430	10	1,709	26
Commercial real estate:
Real estate rental and leasing	46	1	45	4
Other	2,537	78	2,380	256
Consumer	1,025	3	1,017	11
Commercial business:
Other	533	16	470	62
	$5,571	108	5,621	359

	For the three months ended September 30, 2015		For the nine months ended September 30, 2015
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance recorded:
1-4 family	$989	1	866	32
Commercial real estate:
Real estate rental and leasing	46	2	47	5
Other	6,338	103	6,821	304
Consumer	363	1	365	5
Commercial business:
Other	23	0	46	1
Loans with an allowance recorded:
1-4 family	968	3	1,069	10
Commercial real estate:
Real estate rental and leasing	0	0	4	0
Other	1,896	6	1,866	24
Consumer	531	2	434	16
Commercial business:
Other	397	4	432	13
Total:
1-4 family	1,957	4	1,935	42
Commercial real estate:
Real estate rental and leasing	46	2	51	5
Other	8,234	109	8,687	328
Consumer	894	3	799	21
Commercial business:
Other	420	4	478	14
	$11,551	122	11,950	410

At September 30, 2016 and December 31, 2015, non-accruing loans totaled $5.0 million and $4.2 million, respectively, for which the related allowance for loan losses was $1.1 million and $0.7 million, respectively. All of the interest income that was recognized for non-accruing loans was recognized using the cash basis method of income recognition. Non-accruing loans for which no specific allowance has been recorded, because management determined that the value of the collateral was sufficient to repay the loan, totaled $0.6 million and $1.4 million at September 30, 2016 and December 31, 2015, respectively. Non-accrual loans also include certain loans that have had terms modified in a TDR.

The non-accrual loans at September 30, 2016 and December 31, 2015 are summarized as follows:

(Dollars in thousands)	September 30, 2016	December 31, 2015

1-4 family	$923	1,655
Commercial real estate:
Real estate rental and leasing	50	44
Other	2,797	1,650
Consumer	815	786
Commercial business:
Other	412	46
	$4,997	4,181

At September 30, 2016 and December 31, 2015 there were loans included in loans receivable, net, with terms that had been modified in a TDR totaling $3.5 million and $2.5 million, respectively. For the loans that were restructured in the third quarter of 2016, $0.2 million were classified but performing, and $1.5 million were non-performing at September 30, 2016. Of the $0.1 million in loans that were restructured in the third quarter of 2015, $74,000 were classified but performing, and $26,000 were non-performing at September 30, 2015.

The following table summarizes TDRs at September 30, 2016 and December 31, 2015:

	September 30, 2016			December 31, 2015
(Dollars in thousands)	Accrual	Non-Accrual	Total	Accrual	Non-Accrual	Total
1-4 family	$428	64	492	547	100	647
Commercial real estate	503	1,416	1,919	511	214	725
Consumer	101	512	613	191	541	732
Commercial business	318	201	519	369	46	415
	$1,350	2,193	3,543	1,618	901	2,519

As of September 30, 2016, the Bank had commitments to lend an additional $1.3 million to a borrower who has TDR and non-accrual loans. These additional funds are for the construction of 1-4 family homes with a maximum loan-to-value ratio of 75%. These loans are secured by the home under construction. At December 31, 2015, there were commitments to lend additional funds of $1.5 million to this same borrower.

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

When a loan is modified as a TDR, there may be a direct, material impact on the loans within the balance sheet, as principal balances may be partially forgiven. The financial effects of TDRs are presented in the following tables and represent the difference between the outstanding recorded balance pre-modification and post-modification, for the three month and nine month periods ended September 30, 2016 and 2015.

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
(Dollars in thousands)	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment
Troubled debt restructurings:
1-4 family	1	$126	139	2	$191	203
Commercial real estate:
Other	1	1,274	1,274	1	1,274	1,274
Consumer	3	73	73	14	215	216
Commercial business:
Other	2	257	201	2	257	201
Total	7	$1,730	1,687	19	$1,937	1,894

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
(Dollars in thousands)	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment
Troubled debt restructurings:
1-4 family	1	$46	46	2	$358	358
Consumer	4	53	54	11	365	367
Total	5	$99	100	13	$723	725

The following table summarizes the loans that were restructured in the 12 months preceding September 30, 2016 and subsequently defaulted during the three and nine months ended September 30, 2016.

	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
(Dollars in thousands)	Number of Contracts	Outstanding Recorded Investment	Number of Contracts	Outstanding Recorded Investment
Troubled debt restructurings that subsequently defaulted:
Commercial real estate:
Other	0	$0	1	$183
Consumer	3	6	3	6
Commercial business:
Other	0	0	1	44
Total	3	$6	5	$233

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

TDRs are reviewed for impairment following the same methodology as other impaired loans. For loans that are collateral-dependent, the value of the collateral is reviewed and additional reserves may be added to general reserves as needed. Loans that are not collateral-dependent may have additional reserves established if deemed necessary. The reserves for TDRs were $0.6 million, or 6.3%, of the total $10.3 million in loan loss reserves at September 30, 2016 and $0.5 million, or 5.2%, of the total $9.7 million in loan loss reserves at December 31, 2015.

The following is additional information with respect to loans acquired through acquisitions:

(Dollars in thousands)	Contractual Principal Receivable	Accretable Difference	Carrying Amount
Purchased performing loans:
Balance at June 30, 2016:	$24,533	(521)	24,012
Change due to payments/refinances	(5,200)	145	(5,055)
Change due to loan charge-off	(124)	(2)	(126)
Balance at September 30, 2016	$19,209	(378)	18,831

(Dollars in thousands)	Contractual Principal Receivable	Non-Accretable Difference	Carrying Amount
Purchased credit impaired loans:
Balance at June 30, 2016:	$737	(93)	644
Change due to payments/refinances	(318)	38	(280)
Balance at September 30, 2016	$419	(55)	364

As a result of acquisitions, the Company has loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable at acquisition that all contractually required payments would not be collected. The carrying amount of those loans as of September 30, 2016 was $0.4 million.

No provision for loan losses was recognized during the period ended September 30, 2016 related to acquired loans, as there was no significant change to the credit quality of those loans.

(10) Intangible Assets

The Company’s intangible assets consist of mortgage servicing rights, core deposit intangibles, and goodwill. A summary of mortgage servicing activity is as follows:

(Dollars in thousands)	Nine Months ended September 30, 2016	Twelve Months ended December 31, 2015	Nine Months ended September 30, 2015
Balance, beginning of period	$1,499	1,507	1,507
Originations	475	547	366
Amortization	(437)	(555)	(427)
Balance, end of period	$1,537	1,499	1,446
Fair value of mortgage servicing rights	$2,426	2,590	2,579

All of the loans being serviced were single family loans serviced for FNMA under the individual loan sale program. The following is a summary of the risk characteristics of the loans being serviced at September 30, 2016.

		Weighted	Weighted
	Loan	Average	Average
	Principal	Interest	Remaining	Number
(Dollars in thousands)	Balance	Rate	Term (months)	of Loans
Original term 30 year fixed rate	$228,454	4.11%	302	1,901
Original term 15 year fixed rate	107,652	3.15	139	1,154
Adjustable rate	57	2.75	296	2

The gross carrying amount of intangible assets and the associated accumulated amortization at September 30, 2016 is presented in the following table. No amortization expense relating to goodwill is recorded as generally accepted accounting principles do not allow goodwill to be amortized, but require that it be tested for impairment at least annually, or sooner, if there are indications that impairment may exist. Amortization expense for amortizing intangible assets was $0.5 million and $0.4 million for the nine months ended September 30, 2016 and 2015, respectively.

	September 30, 2016
	Gross
(Dollars in thousands)	Carrying Amount	Accumulated Amortization	Unamortized Amount
Mortgage servicing rights	$3,851	(2,314)	1,537
Core deposit intangible	574	(96)	478
Goodwill	802	0	802
Total	$5,227	(2,410)	2,817

	September 30, 2015
	Gross
(Dollars in thousands)	Carrying Amount	Accumulated Amortization	Unamortized Amount
Mortgage servicing rights	$3,736	(2,290)	1,446
Core deposit intangible	420	(9)	411
Total	$4,156	(2,299)	1,857

The following table indicates the estimated future amortization expense for amortizing intangible assets:

(Dollars in thousands)	Mortgage Servicing Rights	Core Deposit Intangible	Amortizing Intangible Assets
Year ended December 31,
2016	$121	25	146
2017	408	99	507
2018	323	99	422
2019	268	99	367
2020	184	99	283
Thereafter	233	57	290
Total	$1,537	478	2,015

Projections of amortization are based on existing asset balances and the existing interest rate environment as of September 30, 2016. The Company's actual experience may be significantly different depending upon changes in mortgage interest rates and other market conditions.

(11) Earnings per Share

The following table reconciles the weighted average shares outstanding and the earnings available to common shareholders used for basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2016	2015	2016	2015
Weighted average number of shares outstanding used in basic earnings per share calculation	4,186	4,142	4,176	4,118
Net dilutive effect of:
Restricted stock awards, options and warrants	586	531	552	554
Weighted average number of shares outstanding adjusted for effect of dilutive securities	4,772	4,673	4,728	4,672
Income available to common shareholders	$1,414	820	4,666	1,758
Basic earnings per share	$0.34	0.20	1.12	0.43
Diluted earnings per share	$0.30	0.18	0.99	0.38

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

Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table and defined in the regulation) of Common Equity Tier 1 capital to risk weighted assets, Tier 1 capital to adjusted total assets, Tier 1 capital to risk weighted assets, and total capital to risk weighted assets.

On September 30, 2016, the Bank’s average total assets were $667.9 million, its adjusted total assets were $663.7 million, and its risk-weighted assets were $579.7 million. The following table presents the Bank’s capital amounts and ratios at September 30, 2016 for actual capital, required capital, and excess capital, including ratios in order to qualify as being well capitalized under the Prompt Corrective Actions regulations.

	Actual		Required to be Adequately Capitalized		Excess Capital		To Be Well Capitalized Under Prompt Corrective Action Provisions(1)
(Dollars in thousands)	Amount	Percent of Assets(2)	Amount	Percent of Assets (2)	Amount	Percent of Assets(2)	Amount	Percent of Assets(2)
Bank stockholder’s equity	$77,058
Plus:
Net unrealized loss on certain securities available for sale	83
Less:
Goodwill and other intangibles	1,089
Disallowed servicing and tax assets	3,057
Common equity tier I capital	72,995
Common equity tier I capital ratio		12.59%	$26,085	4.50%	$46,910	8.09%	$37,678	6.50%
Tier I capital	72,995
Tier I capital leverage ratio		11.00%	$26,550	4.00%	$46,445	7.00%	$33,187	5.00%
Tier I capital risk-based capital ratio		12.59%	$34,780	6.00%	$38,215	6.59%	$46,373	8.00%

Plus:
Allowable allowance for loan losses	7,300
Risk-based capital	$80,295
Total risk-based capital ratio		13.85%	$46,373	8.00%	$33,922	5.85%	$57,966	10.00%

(1) Under the final rules, revised requirements began to be phased in commencing January 1, 2015, as described above.

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

Management believes that, as of September 30, 2016, the Bank’s capital ratios were in excess of those quantitative capital ratio standards set forth under the current prompt corrective action regulations, including the capital conservation buffer described above. However, there can be no assurance that the Bank will continue to maintain such status in the future. The Office of the Comptroller of the Currency has extensive discretion in its supervisory and enforcement activities, and can adjust the requirement to be “well-capitalized” in the future.

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

On February 17, 2015, the Company redeemed the final 10,000 shares of outstanding Preferred Stock. On May 21, 2015, the Treasury sold the Warrant at an exercise price of $4.68 to three unaffiliated third party investors for an aggregate purchase price of $5.7 million. Two of the investors received a warrant to purchase 277,777.67 shares and one investor received a warrant to purchase 277,777.66 shares. All of the warrants were still outstanding as of September 30, 2016 and may be exercised at any time prior to their expiration date of December 23, 2018. The Company received no proceeds from this transaction and it had no effect on the Company’s capital, financial condition or results of operations.

(14) Other Borrowings

On December 15, 2014, the Company entered into a Loan Agreement with an unrelated third party, providing for a term loan of up to $10.0 million that was evidenced by a promissory note (the Note) with an interest rate of 6.50% per annum. The principal balance of the loan is payable in consecutive equal annual installments of $1.0 million on each anniversary of the date of the Loan Agreement, commencing on December 15, 2015, with the balance due on December 15, 2021. Provided that no default or event of default has occurred and is continuing, the Company may, at its option, elect to defer payment of one installment of principal on the Note otherwise due prior to the maturity date, in which event such installment will become due and payable on the maturity date. The Company may voluntarily prepay the Note in whole or in part without penalty. The Company made the scheduled $1.0 million principal payment on December 15, 2015 and the outstanding loan balance was $9.0 million at September 30, 2016 and December 31, 2015.

(15) Commitments and Contingencies

The Bank issues standby letters of credit which guarantee the performance of customers to third parties. The standby letters of credit issued and available at September 30, 2016 were approximately $3.2 million, expire over the next 29 months, and are collateralized primarily with commercial real estate mortgages. Since the conditions under which the Bank is required to fund the standby letters of credit may not materialize, the cash requirements are expected to be less than the total outstanding commitments.

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

(Dollars in thousands)	Home Federal Savings Bank	Other	Eliminations	Consolidated Total
At or for the nine months ended September 30, 2016:
Interest income - external customers	$20,638	0	0	20,638
Non-interest income - external customers	6,004	0	0	6,004
Intersegment non-interest income	158	5,362	(5,520)	0
Interest expense	728	445	0	1,173
Other non-interest expense	17,510	573	(158)	17,925
Income tax expense	3,471	(322)	0	3,149
Net income	5,362	4,666	(5,362)	4,666
Total assets	684,635	83,570	(82,538)	685,667

At or for the nine months ended September 30, 2015:
Interest income - external customers	$15,344	0	0	15,344
Non-interest income - external customers	5,692	0	0	5,692
Intersegment interest income	0	1	(1)	0
Intersegment non-interest income	153	2,318	(2,471)	0
Interest expense	707	408	(1)	1,114
Other non-interest expense	16,887	466	(153)	17,200
Income tax expense	1,516	(421)	0	1,095
Net income	2,318	1,866	(2,318)	1,866
Total assets	617,870	78,354	(77,307)	618,917

At or for the quarter ended September 30, 2016:
Interest income - external customers	$6,954	0	0	6,954
Non-interest income - external customers	2,147	0	0	2,147
Intersegment non-interest income	53	1,718	(1,771)	0
Interest expense	255	149	0	404
Other non-interest expense	6,049	205	(53)	6,201
Income tax expense	1,052	(50)	0	1,002
Net income	1,718	1,414	(1,718)	1,414
Total assets	684,635	83,570	(82,538)	685,667

At or for the quarter ended September 30, 2015:
Interest income - external customers	$5,390	0	0	5,390
Non-interest income - external customers	2,231	0	0	2,231
Intersegment non-interest income	51	1,007	(1,058)	0
Interest expense	231	166	0	397
Other non-interest expense	5,832	188	(51)	5,969
Income tax expense	657	(166)	0	491
Net income	1,007	820	(1,007)	820
Total assets	617,870	78,354	(77,307)	618,917

Item 2:

HMN FINANCIAL, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Information

Safe Harbor Statement

This quarterly report and other reports filed by the Company with the Securities and Exchange Commission may contain forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are often identified by such forward-looking terminology as “expect,” “intend,” “look,” “believe,” “anticipate,” “estimate,” “project,” “seek,” “may,” “will,” “would,” “could,” “should,” “trend,” “target,” and “goal” or similar statements or variations of such terms and include, but are not limited to, those relating to increasing our core deposit relationships and loan balances, enhancing the financial performance of our core banking operations, improving credit quality, reducing non-performing assets, and generating improved financial results (including profitability); the adequacy and amount of available liquidity and capital resources to the Bank; the Company’s liquidity and capital requirements; our expectations for core capital and our strategies and potential strategies for maintenance thereof; improvements in loan production; changes in the size of the Bank’s loan portfolio; the amount of the Bank’s non-performing assets and the appropriateness of the allowance therefor; our ability to integrate acquired operations; anticipated future levels of the provision for loan losses; future losses on non-performing assets; the amount and composition of interest-earning assets; the amount and composition of interest bearing liabilities; the availability of alternate funding sources; the payment of dividends by HMN; the future outlook for the Company; the amount of deposits that will be withdrawn from checking and money market accounts and how the withdrawn deposits will be replaced; the amount of certificates of deposits that will be renewed and how the non-renewing certificates will be replaced; the projected changes in net interest income based on rate shocks; the range that interest rates may fluctuate over the next twelve months; the net market risk of interest rate shocks; the future outlook for the issuer of trust preferred securities held by the Bank; the timing of reversals of temporary deferred tax differences; the determination of the differences between the tax and the financial reporting basis of assets and liabilities; the realizability of the deferred tax assets and the determination that no valuation allowance is required on the deferred tax assets; the ability of the Bank to pay dividends to HMN; the ability of HMN to pay the principal and interest payments on its third party note payable; the ability to remain well capitalized; and compliance by the Bank with regulatory standards generally (including the Bank’s status as “well-capitalized”) and other supervisory directives or requirements to which the Company or the Bank are or may become expressly subject, specifically, and possible responses of the Office of the Comptroller of the Currency (OCC), Board of Governors of the Federal Reserve System (FRB), the Bank, and the Company to any failure to comply with any such regulatory standard, directive or requirement.

A number of factors could cause actual results to differ materially from the Company’s assumptions and expectations. These include but are not limited to the adequacy and marketability of real estate and other collateral securing loans to borrowers; federal and state regulation and enforcement; possible legislative and regulatory changes, including additional changes to regulatory capital rules; the ability of the Bank to comply with other applicable regulatory capital requirements; enforcement activity of the OCC and FRB in the event of our non-compliance with any applicable regulatory standard or requirement; adverse economic, business and competitive developments such as shrinking interest margins, reduced collateral values, deposit outflows, changes in credit or other risks posed by the Company’s loan and investment portfolios; changes in costs associated with alternate funding sources, including changes in collateral advance rates and policies of the FHLB; technological, computer-related or operational difficulties; results of litigation; reduced demand for financial services and loan products; changes in accounting policies and guidelines, or monetary and fiscal policies of the federal government or tax laws; international economic developments; the Company’s access to and adverse changes in securities markets; the market for credit related assets; the future operating results, financial condition, cash flow requirements and capital spending priorities of the Company and the Bank; the availability of internal and, as required, external sources of funding; acquisition integration costs; our ability to attract and retain employees; or other significant uncertainties. Additional factors that may cause actual results to differ from the Company’s assumptions and expectations include those set forth in the Company’s most recent filing on Forms 10-K and 10-Q with the Securities and Exchange Commission. All forward-looking statements are qualified by, and should be considered in conjunction with, such cautionary statements. For additional discussion of the risks and uncertainties applicable to the Company, see the “Risk Factors” sections of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

All statements in this Form 10-Q, including forward-looking statements, speak only as of the date they are made, and we undertake no duty to update any of the forward-looking statements after the date of this quarterly report on Form 10-Q.

General

The earnings of the Company are primarily dependent on the Bank's net interest income, which is the difference between interest earned on loans and investments, and the interest paid on interest-bearing liabilities such as deposits and other borrowings. The difference between the average rate of interest earned on assets and the average rate paid on liabilities is the "interest rate spread". Net interest income is produced when interest-earning assets equal or exceed interest-bearing liabilities and there is a positive interest rate spread. Net interest income and net interest rate spread are affected by changes in interest rates, the volume and composition of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. The Company's net earnings are also affected by the generation of non-interest income, which consists primarily of gains from the sale of loans and real estate owned, fees for servicing loans, commissions on the sale of uninsured investment products, and service charges on deposit accounts. The Bank incurs expenses in addition to interest expense in the form of salaries and benefits, occupancy and equipment expenses, provisions for loan losses, deposit insurance, amortization expense on intangible assets, data processing costs, fees for professional services, and income taxes. The earnings of financial institutions, such as the Bank, are also significantly affected by prevailing economic and competitive conditions, particularly changes in interest rates, government monetary and fiscal policies, and regulations of various regulatory authorities. Lending activities are influenced by the demand for and supply of business credit, single-family and commercial properties, competition among lenders, the level of interest rates and the availability of funds. Deposit flows and costs of deposits are influenced by prevailing market rates of interest on competing investments, account maturities and the levels of personal income and savings.

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

The appropriateness of the allowance for loan losses is dependent upon management’s estimates of variables affecting valuation, appraisals of collateral, evaluations of performance and status, and the amounts and timing of future cash flows expected to be received on impaired loans. Such estimates, appraisals, evaluations and cash flows may be subject to adjustments due to changing economic prospects of borrowers or properties. The fair market value of collateral dependent loans are typically based on the appraised value of the property less estimated selling costs. The estimates are reviewed periodically and adjustments, if any, are recorded in the provision for loan losses in the periods in which the adjustments become known. Because of the size of some loans, changes in estimates can have a significant impact on the loan loss provision. The allowance is allocated to individual loan categories based upon the relative risk characteristics of the loan portfolios and the actual loss experience. The Company increases its allowance for loan losses by charging the provision for loan losses against income and decreases its allowance by crediting the provision for loan losses. The allowance is also credited for recoveries received on previously charged off loans. The activity in the allowance in the first nine months of 2016 resulted in a credit to the loan loss provision. The methodology for establishing the allowance for loan losses takes into consideration probable losses that have been identified in connection with specific loans as well as losses in the loan portfolio that have not been specifically identified. Although management believes that based on current conditions the allowance for loan losses is maintained at an appropriate amount to provide for probable loan losses inherent in the portfolio as of the balance sheet dates, future conditions may differ substantially from those anticipated in determining the allowance for loan losses and adjustments may be required in the future.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2016 COMPARED TO THE SAME PERIODS ENDED SEPTEMBER 30, 2015

Net Income

Net income was $1.4 million for the third quarter of 2016, an increase of $0.6 million compared to net income of $0.8 million for the third quarter of 2015. Diluted earnings per share for the third quarter of 2016 was $0.30, an increase of $0.12 from diluted earnings per share of $0.18 for the third quarter of 2015. The increase in net income for the third quarter of 2016 is due primarily to a $1.6 million increase in interest income as a result of an increase in the average interest-earning assets and a change in the composition of the average interest-earning assets held between the periods. The increase in interest income was partially offset by a $0.4 million increase in compensation expense as a result of annual increases in compensation and an increase in employees between the periods related to increased loan production. Income tax expense increased $0.5 million because of the increase in pre-tax income in the third quarter of 2016 when compared to the third quarter of 2015.

Net income was $4.7 million for the nine month period ended September 30, 2016, an increase of $2.8 million, or 150.1%, compared to net income of $1.9 million for the nine month period ended September 30, 2015. The net income available to common shareholders was $4.7 million for the nine month period ended September 30, 2016, an increase of $2.9 million, or 165.4%, compared to net income available to common shareholders of $1.8 million for the same period of 2015. Diluted earnings per share for the nine month period ended September 30, 2016 was $0.99, an increase of $0.61 per share compared to diluted earnings per share of $0.38 for the same period of 2015. The increase in net income for the nine month period ended September 30, 2016 was due primarily to a $5.3 million increase in interest income as a result of an increase in the average interest-earning assets and a change in the composition of the average interest-earning assets held between the periods. The increase in interest income was partially offset by a $0.7 million increase in compensation expense due primarily to annual increases in compensation and an increase in employees related to the increased loan production. Income tax expense increased $2.1 million because of the increase in pre-tax income between the periods.

Net Interest Income

Net interest income was $6.6 million for the third quarter of 2016, an increase of $1.6 million, or 31.2%, from $5.0 million for the third quarter of 2015. Interest income was $7.0 million for the third quarter of 2016, an increase of $1.6 million, or 29.0%, from $5.4 million for the same period in 2015. Interest income increased between the periods primarily because of an increase in the average interest-earning assets and a change in the composition of the average interest-earning assets held, which resulted in an increase in the average yields earned between the periods. While the average interest-earning assets increased $60.7 million between the periods, the average interest-earning assets held in higher yielding loans increased $137.7 million and the amount of average interest-earning assets held in lower yielding cash and investments decreased $77.0 million between the periods. The yield on average interest-earning assets was also enhanced $0.5 million, or 21 basis points, due to loan prepayment penalties, yield adjustments recognized on purchased loans, and interest payments received on non-accruing and previously charged off real estate loans in the third quarter of 2016. The increase in the average outstanding loans between the periods was primarily the result of an increase in the commercial loan portfolio, which occurred because of an increase in loan originations and a reduction in loan payoffs between the periods. Average outstanding loans also increased $24.1 million between the periods as a result of acquisitions that occurred in the third quarter of 2015 and the second quarter of 2016. The average yield earned on interest-earning assets was 4.35% for the third quarter of 2016, an increase of 63 basis points from 3.72% for the third quarter of 2015.

Interest expense was $0.4 million for the third quarter of 2016, the same as the third quarter of 2015. Interest expense remained the same and the average rate paid on interest-bearing liabilities decreased 3 basis points between the periods primarily because of the change in the composition of the average interest-bearing liabilities. While the average interest-bearing liabilities increased $54.2 million between the periods, the average amount held in lower rate checking and money market accounts increased $50.0 million and the average amount held in higher rate certificates of deposits and other borrowings increased $4.2 million between the periods. The increase in the average outstanding deposits between the periods was primarily the result of the $42.6 million increase in average deposits as a result of acquisitions that occurred in the third quarter of 2015 and the second quarter of 2016. The average interest rate paid on interest-bearing liabilities was 0.27% for the third quarter of 2016, compared to 0.30% for the third quarter of 2015.

Net interest margin (net interest income divided by average interest-earning assets) for the third quarter of 2016 was 4.10%, an increase of 66 basis points, compared to 3.44% for the third quarter of 2015.

Net interest income was $19.5 million for the first nine months of 2016, an increase of $5.3 million, or 36.8%, from $14.2 million for the same period of 2015. Interest income was $20.6 million for the nine month period ended September 30, 2016, an increase of $5.3 million, or 34.5%, from $15.3 million for the same nine month period of 2015. Interest income increased between the periods primarily because of an increase in the average interest-earning assets and a change in the composition of the average interest-earning assets held, which resulted in an increase in the average yields earned between the periods. While the average interest-earning assets increased $74.0 million between the periods, the average interest-earning assets held in higher yielding loans increased $130.1 million and the amount of average interest-earning assets held in lower yielding cash and investments decreased $56.1 million between the periods. The yield on average interest-earning assets was also enhanced $2.0 million, or 38 basis points, due to loan prepayment penalties, yield adjustments recognized on purchased loans, and interest payments received on non-accruing and previously charged off real estate loans during the first nine months of 2016. The increase in the average outstanding loans between the periods was primarily the result of an increase in the commercial loan portfolio, which occurred because of an increase in loan originations and a reduction in loan payoffs between the periods. Average outstanding loans also increased $28.1 million between the periods as a result of the acquisitions that occurred in the third quarter of 2015 and the second quarter of 2016. The average yield earned on interest-earning assets was 4.43% for the first nine months of 2016, an increase of 68 basis points from 3.75% for the same period of 2015.

Interest expense was $1.2 million for the first nine months of 2016, an increase of $0.1 million, or 5.3%, compared to $1.1 million for the first nine months of 2015. Interest expense increased because of an increase in the average outstanding interest-bearing liabilities. The average rate paid on interest-bearing liabilities decreased 3 basis points between the periods primarily because of the change in the composition of the average interest-bearing liabilities. While the average interest-bearing liabilities increased $72.1 million between the periods, the average amount held in lower rate checking and money market accounts increased $65.6 million and the average amount held in higher rate certificates of deposits and other borrowings increased $6.5 million between the periods. The increase in the average outstanding deposits between the periods was primarily the result of the $52.0 million increase in average deposits as a result of acquisitions that occurred in the third quarter of 2015 and the second quarter of 2016. The average interest rate paid on interest-bearing liabilities was 0.27% for the first nine months of 2016 compared to 0.30% for the first nine months of 2015.

Net interest margin (net interest income divided by average interest-earning assets) for the first nine months of 2016 was 4.18%, an increase of 71 basis points, compared to 3.47% for the first nine months of 2015.

A summary of the Company’s net interest margin for the three and nine-month periods ended September 30, 2016 and September 30, 2015 is as follows:

	For the three-month period ended
	September 30, 2016			September 30, 2015
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
Interest-earning assets:
Securities available for sale	$79,176	307	1.54%	$131,232	503	1.52%
Loans held for sale	4,214	47	4.44	3,633	36	3.93
Mortgage loans, net	107,053	1,147	4.26	78,820	817	4.11
Commercial loans, net	351,004	4,520	5.12	259,587	3,273	5.00
Consumer loans, net	74,544	913	4.87	57,040	734	5.11
Cash equivalents	19,267	18	0.37	44,358	26	0.23
Federal Home Loan Bank stock	770	2	1.03	691	1	0.57
Total interest-earning assets	$636,028	6,954	4.35	$575,361	5,390	3.72

Interest-bearing liabilities:
NOW accounts	83,562	10	0.05	72,995	4	0.02
Savings accounts	73,293	16	0.09	58,008	12	0.08
Money market accounts	168,870	92	0.22	154,904	84	0.22
Certificates	101,401	137	0.54	96,886	131	0.54
Advances and other borrowings	9,000	149	6.59	10,000	166	6.59
Total interest-bearing liabilities	$436,126			$392,793
Non-interest checking	148,788			138,571
Other non-interest bearing deposits	1,846			1,190
Total interest-bearing liabilities and non-interest bearing deposits	$586,760	404	0.27	$532,554	397	0.30
Net interest income		6,550			4,993
Net interest rate spread			4.08%			3.42%
Net interest margin			4.10%			3.44%

	For the nine-month period ended
	September 30, 2016			September 30, 2015
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
Interest-earning assets:
Securities available for sale	$89,264	1,066	1.60%	$139,851	1,542	1.47%
Loans held for sale	3,134	99	4.22	2,485	60	3.23
Mortgage loans, net	101,330	3,200	4.22	73,063	2,292	4.19
Commercial loans, net	332,526	13,630	5.48	247,586	9,346	5.05
Consumer loans, net	70,554	2,566	4.86	54,273	2,053	5.06
Cash equivalents	24,153	73	0.40	29,699	48	0.22
Federal Home Loan Bank stock	758	4	0.70	733	3	0.55
Total interest-earning assets	$621,719	20,638	4.43	$547,690	15,344	3.75

Interest-bearing liabilities:
NOW accounts	83,955	36	0.06	75,139	12	0.02
Savings accounts	71,336	46	0.09	51,706	27	0.07
Money market accounts	162,523	268	0.22	150,582	261	0.23
Certificates	100,623	377	0.50	95,282	405	0.57
Advances and other borrowings	9,328	446	6.39	8,665	409	6.31
Total interest-bearing liabilities	$427,765			381,374
Non-interest checking	145,727			120,526
Other non-interest bearing deposits	1,510			1,044
Total interest-bearing liabilities and non-interest bearing deposits	$575,002	1,173	0.27	$502,944	1,114	0.30
Net interest income		19,465			14,230
Net interest rate spread			4.16%			3.45%
Net interest margin			4.18%			3.47%

Provision for Loan Losses

The provision for loan losses was $0.1 million for the third quarter of 2016, an increase of $0.2 million from the ($0.1) million provision for loan losses for the third quarter of 2015. The provision for loan losses increased primarily because of the increased loan growth that was experienced in the third quarter of 2016 when compared to the third quarter of 2015. The increase in the provision related to increased loan growth was partially offset by a decrease in the reserve percentages applied to certain risk rated loan categories as a result of an internal analysis that was performed during the quarter.

The provision for loan losses was ($0.3) million for the first nine months of 2016, a decrease of $0.1 million from the ($0.2) million provision for loan losses for the same nine month period of 2015. The provision decreased between the periods primarily because of the decrease in the reserve percentages applied to certain risk rated loan categories as a result of an internal analysis performed and also because of an increase in recoveries received on previously charged off loans.

A reconciliation of the Company’s allowance for loan losses for the three and nine-month periods ended September 30, 2016 and September 30, 2015 is summarized as follows:

	Three months ended September 30,
(Dollars in thousands)	2016	2015
Balance at June 30,	$10,325	$8,402
Provision	80	(56)
Charge offs:
One-to-four family real estate	(66)	(19)
Commercial real estate	(67)	0
Consumer	(14)	(39)
Commercial business	(56)	(1)
Recoveries	104	499
Balance at September 30,	$10,306	$8,786

Allocated to:
General allowance	$9,050	$7,875
Specific allowance	1,256	911
	$10,306	$8,786

	Nine months ended September 30,
(Dollars in thousands)	2016	2015
Balance at January 1,	$9,709	$8,332
Provision	(271)	(239)
Charge offs:
One-to-four family	(66)	(19)
Commercial real estate	(67)	0
Consumer	(29)	(66)
Commercial business	(100)	(7)
Recoveries	1,130	785
Balance at September 30,	$10,306	$8,786

Non-Interest Income

Non-interest income was $2.1 million for the third quarter of 2016, a decrease of $0.1 million, or 3.8%, from $2.2 million for the same period of 2015. The decrease in non-interest income is primarily related to the $0.2 million decrease in other non-interest income due to a decrease in the gains recognized on acquisitions between the periods. This decrease was partially offset by an increase in gain on sales of loans between the periods because of an increase in single family loan sales. Fees and service charges also increased slightly between the periods due to an increase in debit card income.

Non-interest income was $6.0 million for the first nine months of 2016, an increase of $0.3 million, or 5.5%, from $5.7 million for the same period of 2015. The increase in non-interest income is primarily related to the $0.4 million increase in the gain on sales of loans between the periods because of an increase in single family loan sales. Fees and service charges increased $0.1 million between the periods due primarily to an increase in debit card income. These increases were partially offset by a $0.2 million decrease in other income primarily because of a decrease in the gains realized on acquisitions between the periods.

Non-Interest Expense

Non-interest expense was $6.2 million for the third quarter of 2016, an increase of $0.2 million, or 3.9%, from $6.0 million for the same period of 2015. Compensation expense increased $0.4 million between the periods due to annual increases in compensation and an increase in employees between the periods related to increased loan production. Occupancy and equipment expense increased $0.1 million because of increased software and equipment expenses. Data processing expense increased slightly between the periods due to increased mobile and on-line banking costs. These increases in non-interest expenses were partially offset by a $0.2 million increase in the gains on real estate owned because there were fewer valuation write downs in the current period when compared to the same period of 2015. Other non-interest expense decreased $0.1 million due primarily to a decrease in advertising expenses between the periods.

Non-interest expense was $17.9 million for the first nine months of 2016, an increase of $0.7 million, or 4.2%, from $17.2 million for the same period of 2015. Compensation expense increased $0.7 million between the periods due to annual increases in compensation and an increase in employees between the periods related to the increased loan production. Occupancy and equipment expense increased $0.3 million because of increased software and equipment expenses. Other non-interest expense increased $0.1 million due primarily to an increase in loan related expenses as a result of the increase in loans originated between the periods. Data processing expense increased $0.1 million between the periods due to increased mobile and on-line banking costs. Other professional expenses increased $0.1 million primarily due to expenses related to the acquisition that occurred in the second quarter of 2016. These increases in non-interest expenses were partially offset by a $0.6 million increase in the gains on real estate owned between the periods primarily because of the gain that was recognized on the sale of a single commercial property in the first nine months of 2016.

Income Tax Expense

Income tax expense was $1.0 million for the third quarter of 2016, an increase of $0.5 million from $0.5 million for the third quarter of 2015. Income tax expense was $3.1 million for the first nine months of 2016, an increase of $2.0 million, from $1.1 million for the same period of 2015. The increase in income tax expense between the periods is primarily related to the increase in pre-tax income in the third quarter and first nine months of 2016 when compared to the same periods of 2015.

Net Income Available to Common Shareholders

Net income available to common shareholders was $4.7 million for the first nine months of 2016, an increase of $2.9 million from the $1.8 million net income available to common shareholders in the same period of 2015. Net income available to common shareholders increased primarily because of the increase in net income and a reduction in the dividends required to be paid on the outstanding Preferred Stock between the periods. On February 17, 2015 the Company redeemed the final 10,000 shares of its outstanding Preferred Stock and, as a result, no dividends are required to be paid on the Preferred Stock after that date.

FINANCIAL CONDITION

Non-Performing Assets

The following table summarizes the amounts and categories of non-performing assets in the Bank’s portfolio and loan delinquency information as of the end of the two most recently completed quarters and December 31, 2015.

	September 30,	June 30,	December 31,
(Dollars in thousands)	2016	2016	2015
Non-Performing Loans:
One-to-four family real estate	$923	$1,173	$1,655
Commercial real estate	2,847	1,310	1,694
Consumer	815	967	786
Commercial business	412	0	46
Total	4,997	3,450	4,181

Foreclosed and Repossessed Assets:
One-to-four family real estate	0	591	48
Commercial real estate	815	830	1,997
Total non-performing assets	$5,812	$4,871	$6,226
Total as a percentage of total assets	0.85%	0.75%	0.97%
Total non-performing loans	$4,997	$3,450	$4,181
Total as a percentage of total loans receivable, net	0.92%	0.65%	0.90%
Allowance for loan losses to non-performing loans	206.24%	299.29%	232.22%

Delinquency Data:
Delinquencies (1)
30+ days	$1,506	$1,289	$993
90+ days	0	0	0
Delinquencies as a percentage of loan portfolio (1)
30+ days	0.27%	0.24%	0.21%
90+ days	0.00%	0.00%	0.00%

(1) Excludes non-accrual loans.

Total non-performing assets were $5.8 million at September 30, 2016, an increase of $0.9 million, or 19.3%, from $4.9 million at June 30, 2016. Non-performing loans increased $1.5 million and foreclosed and repossessed assets decreased $0.6 million during the third quarter of 2016.

Total non-performing assets were $5.8 million at September 30, 2016, a decrease of $0.4 million, or 6.7%, from $6.2 million at December 31, 2015. Non-performing loans increased $0.8 million and foreclosed and repossessed assets decreased $1.2 million during the first nine months of 2016.

Dividends

The declaration of dividends is subject to, among other things, the Company's financial condition and results of operations, the Bank's compliance with regulatory capital requirements and other regulatory restrictions, tax considerations, industry standards, economic conditions, general business practices and other factors. The Company has not made any dividend payments to common stockholders during the three year period prior to September 30, 2016.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2016, the net cash provided by operating activities was $17.5 million. The Company collected $136.0 million from the maturities of securities, $1.0 million from principal repayments on securities, $1.0 million from the redemption of FHLB stock, $6.1 million related to a branch acquisition, and $2.3     million in proceeds from the sale of real estate. The Company purchased securities of $105.0 million, FHLB stock of $1.1 million, and premises and equipment of $1.3 million. Net loans receivable also increased $76.6 million. The Company had a net increase in deposit balances of $13.9 million (primarily in ethanol-related deposits) and customer escrows increased $1.0 million. The Company also received and repaid $25.0 million in proceeds from borrowings.

The Company has certificates of deposits with outstanding balances of $59.4 million that mature over the next 12 months. Based upon past experience, management anticipates that the majority of the deposits will renew for another term. The Company believes that cash outflow from certificates that do not renew will be replaced with other deposits or FHLB advances. Federal Reserve Bank borrowings or proceeds from the sale of securities could also be used to fund unanticipated outflows of certificates of deposits.

The Company had three deposit customers that individually had aggregate deposits greater than $5.0 million as of September 30, 2016. The $59.2 million in funds held by these customers may be withdrawn at any time, but management believes that the majority of these deposits will not be withdrawn from the Bank over the next twelve months. If these deposits are withdrawn, it is anticipated that they would be replaced with deposits from other customers or FHLB advances. Federal Reserve Bank borrowings or proceeds from the sale of securities could also be used to replace unanticipated outflows of large checking and money market deposits.

The Company has the ability to borrow $104.4 million from the FHLB at September 30, 2016, based on the collateral value of the loans pledged. The credit policy of the FHLB relating to the collateral value of the loans collateralizing the available line of credit with the FHLB may change such that the current collateral pledged to secure future advances is no longer acceptable or the formulas for determining the excess pledged collateral may change. The FHLB could also reduce the amount of funds it will lend to the Bank. It is not anticipated that the Bank will need to find alternative funding sources in the next twelve months to replace the available borrowings from the FHLB. However, if needed, excess collateral currently pledged to the FHLB could be pledged to the FRB and the Bank could borrow additional funds from the FRB based on the increased collateral levels or obtain additional deposits.

The Company’s primary source of cash is dividends from the Bank. At September 30, 2016, the Company had $5.5 million in cash and other assets that could readily be turned into cash. The primary use of cash by the Company is the payment of operating expenses and the principal and interest amounts on the third party note payable.

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

The following table discloses the projected changes in market value to the Company’s interest-earning assets and interest-bearing liabilities based upon incremental 100 basis point changes in interest rates from interest rates in effect on September 30, 2016.

	Market Value
(Dollars in thousands)
Basis point change in interest rates	-100	0	+100	+200
Total market risk sensitive assets	$687,503	676,463	663,716	650,745
Total market risk sensitive liabilities	618,777	578,208	549,522	523,801
Off-balance sheet financial instruments	(731)	0	(153)	(233)
Net market risk	$69,457	98,255	114,347	127,177
Percentage change from current market value	(29.31)%	0.00%	16.38%	29.44%

The preceding table was prepared utilizing a model using the following assumptions (the Model Assumptions) regarding prepayment and decay ratios that were determined by management based upon their review of historical prepayment speeds and future prepayment projections. Fixed rate loans were assumed to prepay at annual rates of between 2% to 46%, depending on the note rate and the period to maturity. Adjustable rate mortgages (ARMs) were assumed to prepay at annual rates of between 7% and 55%, depending on the note rate and the period to maturity. Mortgage-backed securities were projected to have prepayments based upon the underlying collateral securing the instrument. Certificate accounts were assumed not to be withdrawn until maturity. Passbook accounts and money market accounts were assumed to decay at an annual rate of 6% and 8%, respectively. Retail checking accounts were assumed to decay at an annual rate of 3%. Commercial checking and money market accounts were assumed to decay at annual rates of 7% and 12%, respectively. Callable investments were projected to be called at the first call date where the projected interest rate on similar remaining term instruments is less than the interest rate on the callable advance or investment.

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

Asset/Liability Management

The Company’s management reviews the impact that changing interest rates will have on its net interest income projected for the next twelve months to determine if its current level of interest rate risk is acceptable. The following table projects the estimated annual impact on net interest income during the 12 month period ending September 30, 2017 of immediate interest rate changes called rate shocks.

(Dollars in thousands)
Rate Shock in Basis Points	Projected Change in Net Interest Income	Percentage Change
+200	2,657	10.65%
+100	1,301	5.22
0	0	0.00
-100	(1,513)	(6.07)

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

In an attempt to manage its exposure to changes in interest rates, management closely monitors interest rate risk. The Bank has an Asset/Liability Committee that meets frequently to discuss changes in the interest rate risk position and projected profitability. The Committee makes adjustments to the asset/liability position of the Bank that are reviewed by the Board of Directors of the Bank. This Committee also reviews the Bank's portfolio, formulates investment strategies and oversees the timing and implementation of transactions as intended to assure attainment of the Bank's objectives in an effective manner. In addition, each quarter the Board reviews the Bank's asset/liability position, including simulations of the effect on the Bank's capital of various interest rate scenarios.

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

HMN FINANCIAL, INC.
Registrant

Date: November 4, 2016	By:	/s/ Bradley Krehbiel
Bradley Krehbiel, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2016	By:	/s/ Jon Eberle
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

101

Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended September 30, 2016, filed with the SEC on November 4, 2016, formatted in Extensible Business Reporting Language (XBRL); (i) the Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, (ii) the Consolidated Statements of Comprehensive Income for the Three Month and Nine Month Periods Ended September 30, 2016 and 2015, (iii) the Consolidated Statement of Stockholders’ Equity for the Nine Month Period Ended September 30, 2016, (iv) the Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2016 and 2015, and (v) Notes to Consolidated Financial Statements.

Filed Electronically