Form 10-K
period 2016-12-31
HMN FINANCIAL INC
filed 2017-03-10
CIK 921183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

YES [ ] NO [ X ]

As of June 30, 2016, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $46.8 million based on the closing stock price of $13.58 on such date as reported on the NASDAQ Global Market.

As of February 28, 2017, the number of outstanding shares of common stock of the registrant was 4,495,258.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s annual report to stockholders for the year ended December 31, 2016 (Annual Report), are incorporated by reference in Parts I and II of this Form 10-K. Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the registrant’s fiscal year ended December 31, 2016 are incorporated by reference in Part III of this Form 10-K.

Forward-Looking Statements

The information presented or incorporated by reference in this Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These statements are often identified by such forward-looking terminology as “expect,” “intend,” “look,” “believe,” “anticipate,” “estimate,” “project,” “seek,” “may,” “will,” “would,” “could,” “should,” “trend,” “target,” and “goal” or similar statements or variations of such terms and include, but are not limited to, those relating to growing our core deposit relationships and loan balances, enhancing the financial performance of our core banking operations, improving credit quality, reducing non-performing assets, and generating improved financial results (including profitability); the adequacy and amount of available liquidity and capital resources to the Bank; the Company’s liquidity and capital requirements; our expectations for core capital and our strategies and potential strategies for maintenance thereof; improvements in loan production; changes in the size of the Bank’s loan portfolio; the amount of the Bank’s non-performing assets and the appropriateness of the allowance therefor; our ability to integrate acquired operations; anticipated future levels of the provision for loan losses; future losses on non-performing assets; the amount and composition of interest-earning assets; the amount and composition of interest-bearing liabilities; the availability of alternate funding sources; the payment of dividends by HMN; the future outlook for the Company; the amount of deposits that will be withdrawn from checking and money market accounts and how the withdrawn deposits will be replaced; the projected changes in net interest income based on rate shocks; the range that interest rates may fluctuate over the next twelve months; the net market risk of interest rate shocks; the future outlook for the issuer trust preferred securities held by the Bank; the ability of the Bank to pay dividends to HMN; the ability of HMN to pay the principal and interest payments on its third party note payable; and compliance by the Bank with regulatory standards generally (including the Bank’s status as well-capitalized) and other supervisory directives or requirements to which the Company or the Bank are or may become expressly subject, specifically, and possible responses of the Office of the Comptroller of the Currency (OCC), Board of Governors of the Federal Reserve System (FRB), the Bank, and the Company to any failure to comply with any such regulatory standard, directive or requirement.

A number of factors could cause actual results to differ materially from the Company’s assumptions and expectations. These include but are not limited to the adequacy and marketability of real estate and other collateral securing loans to borrowers; federal and state regulation and enforcement; possible legislative and regulatory changes, including additional changes to regulatory capital rules; the ability of the Bank to comply with other applicable regulatory capital requirements; enforcement activity of the OCC and FRB in the event of our non-compliance with any applicable regulatory standard or requirement; adverse economic, business and competitive developments such as shrinking interest margins, reduced collateral values, deposit outflows, changes in credit or other risks posed by the Company’s loan and investment portfolios; changes in costs associated with alternate funding sources, including changes in collateral advance rates and policies of the Federal Home Loan Bank (FHLB); technological, computer-related or operational difficulties; results of litigation; reduced demand for financial services and loan products; changes in accounting policies and guidelines, or monetary and fiscal policies of the federal government or tax laws; international economic developments; the Company’s access to and adverse changes in securities markets; the market for credit related assets; the future operating results, financial condition, cash flow requirements and capital spending priorities of the Company and the Bank; the availability of internal and, as required, external sources of funding; acquisition integration costs; our ability to attract and retain employees; or other significant uncertainties. Additional factors that may cause actual results to differ from the Company’s assumptions and expectations include those set forth in the Company’s most recent filing on Forms 10-K and 10-Q with the Securities and Exchange Commission. All forward-looking statements are qualified by, and should be considered in conjunction with, such cautionary statements. For additional discussion of the risks and uncertainties applicable to the Company, see the “Risk Factors” sections of this Form 10-K. All forward-looking statements are qualified by, and should be considered in conjunction with, such cautionary statements.

PART I

ITEM 1. BUSINESS

General

HMN Financial, Inc. (HMN and, together with its subsidiaries, the Company) is a stock savings bank holding company that owns 100 percent of Home Federal Savings Bank (the Bank). The Bank has a community banking philosophy and operates retail banking and loan production facilities in Minnesota, Iowa, and Wisconsin. The Bank has two wholly owned subsidiaries, Osterud Insurance Agency, Inc. (OIA), which does business as Home Federal Investment Services and offers financial planning products and services, and HFSB Property Holdings, LLC (HPH), which was inactive in 2016, but has acted as an intermediary for the Bank in holding and operating certain foreclosed properties. HMN was incorporated in Delaware in 1994.

As a community-oriented financial institution, the Company seeks to serve the financial needs of communities in its market area. The Company’s business involves attracting deposits from the general public and businesses and using such deposits to originate or purchase single family residential, commercial real estate, and multi-family mortgage loans as well as consumer, construction, and commercial business loans. The Company also invests in mortgage-backed and related securities, U.S. government agency obligations and other permissible investments. The executive offices of the Company are located at 1016 Civic Center Drive Northwest, Rochester, Minnesota 55901. Its telephone number at that address is (507) 535-1200. The Company’s website is www.hmnf.com. Information contained on the Company’s website is expressly not incorporated by reference into this Form 10-K.

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

The Company serves the Iowa county of Marshall through its branch office located in Marshalltown, Iowa. Major employers in the area include Swift & Company (pork processors), Fisher Controls International (valve and regulator manufacturing), Lennox Industries (furnace and air conditioner manufacturing), Iowa Veterans Home (hospital care), Marshall Community School District (education), and Marshall Medical & Surgical Center (hospital care).

Based upon information obtained from the U.S. Census Bureau for 2015 (the last year for which information is available), the population of the seven primary counties in the Company’s southern Minnesota market area was estimated as follows: Dodge – 20,634; Fillmore – 20,834; Freeborn – 30,613; Houston – 18,773; Mower – 39,116; Olmsted – 151,436; and Winona – 50,885. For these same seven counties, the median household income from the U.S. Census Bureau for 2011-2015 ranged from $47,105 to $68,116. The population of Dakota County was 414,686 and the median household income was $75,567. With respect to Iowa, the population of Marshall County was 40,746 and the median household income was $53,351.

Lending Activities

General. Historically, the Company has originated 15 and 30 year fixed rate mortgage loans secured by single family residences for its loan portfolio. Over the past 15 years, the Company has focused on managing interest rate risk and increasing interest income by increasing its investment in shorter term and generally higher yielding commercial real estate, commercial business and construction loans, while reducing its investment in longer term single family real estate loans. The Company continues to originate 15 and 30 year fixed rate mortgage loans and some shorter term fixed rate loans. The shorter term fixed rate loans and adjustable rate loans are generally placed into portfolio, while the majority of the 15 and 30 year fixed rate mortgage loans are sold in the secondary mortgage market. Mortgage interest rates continued to be at relatively low levels in 2016 and very few 15 and 30 year loans were placed into portfolio as most were sold into the secondary market in order to manage the Company’s interest rate risk position. The Company also offers an array of consumer loan products that include both open and closed end home equity loans. Home equity lines of credit have adjustable interest rates based upon the prime rate, as published in the Wall Street Journal, plus a margin. Refer to “Note 5 Loans Receivable, Net” and “Note 6 Allowance for Loan Losses and Credit Quality Information” in the Notes to Consolidated Financial Statements in the Annual Report for more information on the loan portfolio (incorporated by reference in Item 8 of Part II of this Form 10-K).

The following table shows the composition of the Company's loan portfolio by fixed and adjustable rate loans as of December 31:

	2016		2015		2014		2013		2012

(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Fixed rate Loans
Real estate:
Single family	$55,143	9.83%	$55,226	11.68%	$46,288	12.39%	$47,377	11.96%	$57,463	12.08%
Multi-family	29,171	5.20	8,045	1.70	10,919	2.92	7,687	1.94	9,608	2.02
Commercial	159,195	28.38	117,790	24.91	104,178	27.89	109,387	27.62	115,519	24.28
Construction	13,438	2.40	27,381	5.79	7,361	1.97	2,645	0.67	8,430	1.77
Total real estate loans	256,947	45.81	208,442	44.08	168,746	45.17	167,096	42.19	191,020	40.15
Consumer loans:
Automobile	3,036	0.54	2,885	0.61	1,124	0.30	971	0.25	623	0.13
Home equity	9,744	1.74	10,231	2.16	10,711	2.87	11,629	2.94	11,390	2.39
Recreational vehicle	7,553	1.35	2,650	0.56	0	0.00	0	0.00	0	0.00
Other	5,447	0.97	4,635	0.99	4,091	1.09	4,174	1.05	4,827	1.02
Total consumer loans	25,780	4.60	20,401	4.32	15,926	4.26	16,774	4.24	16,840	3.54
Commercial business loans	53,019	9.46	39,197	8.29	32,147	8.61	40,122	10.13	32,769	6.89
Total non-real estate loans	78,799	14.06	59,598	12.61	48,073	12.87	56,896	14.37	49,609	10.43
Total fixed rate loans	335,746	59.87	268,040	56.69	216,819	58.04	223,992	56.56	240,629	50.58
Adjustable rate Loans
Real estate:
Single family	48,112	8.58	35,719	7.55	23,553	6.31	29,090	7.34	39,574	8.32
Multi-family	7,606	1.36	4,279	0.90	4,781	1.28	426	0.11	2,148	0.45
Commercial	71,760	12.80	79,136	16.74	59,187	15.84	69,099	17.45	105,202	22.11
Construction	17,910	3.19	10,722	2.27	5,242	1.40	5,206	1.31	4,000	0.84
Total real estate loans	145,388	25.93	129,856	27.46	92,763	24.83	103,821	26.21	150,924	31.72
Consumer:
Home equity line	40,476	7.22	38,561	8.16	36,832	9.86	36,178	9.13	36,521	7.68
Home equity	6,558	1.17	4,970	1.05	1,709	0.46	0	0.00	0	0.00
Other	469	0.08	483	0.10	458	0.12	471	0.12	614	0.12
Total consumer loans	47,503	8.47	44,014	9.31	38,999	10.44	36,649	9.25	37,135	7.80
Commercial business loans	32,157	5.73	30,909	6.54	24,975	6.69	31,587	7.98	47,085	9.90
Total non-real estate loans	79,660	14.20	74,923	15.85	63,974	17.13	68,236	17.23	84,220	17.70
Total adjustable rate loans	225,048	40.13	204,779	43.31	156,737	41.96	172,057	43.44	235,144	49.42
Total loans	560,794	100.00%	472,819	100.00%	373,556	100.00%	396,049	100.00%	475,773	100.00%
Less
Unamortized discounts	20		16		14		33		33
Net deferred loan (costs) fees	(300)		(91)		97		0		87
Allowance for losses on loans	9,903		9,709		8,332		11,401		21,608
Total loans receivable, net	$551,171		$463,185		$365,113		$384,615		$454,045

The following table illustrates the interest rate maturities of the Company's loan portfolio at December 31, 2016. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. Scheduled repayments of principal are reflected in the year in which they are scheduled to be paid. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate
(Dollars in thousands)	Single family		Multi-family and Commercial		Construction		Consumer		Commercial Business		Total

Due During Years Ending December 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate

2017 (1)	$9,427	4.05%	$30,638	4.96%	$20,944	3.56%	$7,930	5.68%	$46,793	4.35%	$115,732	4.44%
2018	7,925	4.01	49,068	4.44	731	4.37	5,030	5.49	11,714	4.66	74,468	4.50
2019	9,482	4.21	30,274	4.43	640	4.35	4,674	5.67	6,684	4.47	51,754	4.51
2020 through 2021	18,893	4.12	78,556	4.44	2,604	4.19	6,365	5.32	17,127	4.24	123,545	4.40
2022 through 2026	24,194	3.88	68,084	4.39	6,429	3.82	9,384	5.36	2,788	5.51	110,879	4.36
2027 through 2041	29,008	3.93	11,089	5.03	0	0.00	39,900	4.22	15	4.50	80,012	4.23
2042 and thereafter	4,326	3.75	23	4.50	0	0.00	0	0.00	55	0.00	4,404	3.71
	$103,255		$267,732		$31,348		$73,283		$85,176		$560,794

(1)	Includes demand loans, loans having no stated maturity and overdraft loans.

The total amount of loans due after December 31, 2017 which have predetermined interest rates is $273.5 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $171.5 million. Construction or development loans, at December 31, 2016, were $21.9 million for single family dwellings, $2.6 million for multi-family and $6.8 million for nonresidential.

The aggregate amount of loans and extensions of credit that the Bank is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus. In addition to the 15% limit, the Bank is permitted to lend an additional amount equal to 10% of unimpaired capital and surplus if the additional amount is fully secured by “readily marketable collateral” having a current market value of at least 100% of the loan or extension of credit. Similarly, the Bank is permitted to lend additional amounts equal to the lesser of 30% of unimpaired capital and surplus, or $30 million, for certain residential development loans. Applicable law establishes a number of rules for combining loans to separate borrowers. Loans or extensions of credit to one person may be attributed to other persons if: (i) the proceeds of a loan or extension of credit are used for the direct benefit of the other person; or (ii) a common enterprise is deemed to exist between persons. At December 31, 2016, based upon the 15% limitation, the Bank's regulatory limit for loans to one borrower was approximately $12.5 million and no loans to any one borrower exceeded this amount. At December 31, 2016, the Bank’s largest aggregate amount of loans to one borrower totaled $11.7 million. All of the loans for the largest borrower were performing in accordance with their terms as of December 31, 2016 and the borrower had no affiliation with the Bank other than its relationship as a borrower.

All of the Bank's lending is subject to its written underwriting standards and to loan origination procedures. Decisions on loan requests are made on the basis of detailed applications and property valuations determined by an independent appraiser. The loan applications are designed primarily to determine the borrower's ability to repay. The more significant items on the application are verified through the use of credit reports, financial statements, tax returns, or confirmations.

Single family loans are originated either for inclusion in the loan portfolio under the Bank’s Portfolio First loan program or for sale in the secondary market to the Federal National Mortgage Association (FNMA) on a servicing retained basis or to other third party investors on a servicing released basis. The limit for retail mortgages originated for sale on the secondary market was $417,000 for both 2016 and 2015 and these loans require the approval of a designated secondary market underwriter. Three levels of approval authority have been established for loans originated under the Portfolio First loan program. The three levels of authority include Approved Portfolio First Lenders, Market Presidents, and Credit Administration positions with Portfolio First approval authority. Approved Portfolio First Lenders are select mortgage loan officers recommended for the Portfolio First program approval authority by their Market President and are approved by the Chief Operating Officer. The Credit Administration positions with Portfolio First approval authority include the Rochester Market President, Director of Retail Lending and Loan Servicing, Vice President of Credit Administration, Chief Credit Officer, and the Chief Operating Officer. Loans less than $350,000 require the approval of the Portfolio First Lender, the Market President, and one Credit Administration individual with Portfolio First approval authority. Loans over $350,000 require the approval of the Portfolio First Lender, the Market President, and two Credit Administration individuals with Portfolio First approval authority. Loans where the total aggregate amount of all loan obligations owed or guaranteed to the Bank, plus the new obligation is greater than $2.0 million, require the approval of a majority of the Senior Loan Committee, which is comprised of the Bank’s most experienced lending staff.

The Bank generally requires title insurance on its mortgage loans, as well as fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property. The Bank also requires flood insurance to protect the property securing its interest when the property is located in a flood plain.

Single Family Residential Real Estate Lending. At December 31, 2016, the Company's single family real estate loans, consisting of both fixed rate and adjustable rate loans, totaled $103.3 million, an increase of $12.4 million, from $90.9 million at December 31, 2015. The increase in the single family loans in 2016 is the result of additional mortgage lending staff originating more loans with an increased emphasis on originating shorter term fixed rate and adjustable rate mortgage loans that were placed into the portfolio during 2016. The majority of the longer term loans that were originated during the year continued to be sold into the secondary market in order to manage the Company’s interest rate risk position.

The Company offers conventional fixed rate single family loans that have maximum terms of 30 years. In order to manage interest rate risk, the Company typically sells the majority of fixed rate loan originations with terms to maturity of 15 years or greater that are eligible for sale in the secondary market. The interest rates charged on the fixed rate loan products are based on the secondary market delivery rates, as well as other competitive factors. The Company also originates fixed rate loans with terms up to 30 years that are insured by the Federal Housing Authority (FHA), Veteran’s Administration (VA), Minnesota Housing Finance Agency, Iowa Finance Authority, or United States Department of Agriculture-Guaranteed Housing.

The Company also offers one-year adjustable rate mortgages (ARMs) at a margin (generally 350 to 450 basis points) over the yield on the Average Weekly One Year U.S. Treasury Constant Maturity Index for terms of up to 30 years. The ARMs offered by the Company allow the borrower to select (subject to pricing) an initial period of one year, three years, or five years between the loan origination and the date the first interest rate change occurs. The ARMs generally have a 200 basis point annual interest rate change cap and a lifetime cap of 600 basis points over or under the initial rate. The Company’s originated ARMs do not permit negative amortization of principal, generally do not contain prepayment penalties and are not convertible into fixed rate loans. Because of the low interest rate environment that has existed over the last few years, a limited number of ARM loans have been originated as consumers have generally opted for the longer term fixed rate loans.

In underwriting single family residential real estate loans, the Company evaluates the borrower's credit history, ability to make principal, interest and escrow payments, the value of the property that will secure the loan, and debt to income ratios. Properties securing single family residential real estate loans made by the Company are appraised by independent appraisers. The Company originates residential mortgage loans with loan-to-value ratios up to 100% for owner-occupied homes and up to 85% for non-owner-occupied homes; however, private mortgage insurance is generally required to reduce the Company's exposure to 80% or less of the value on most loans. The Company generally seeks to underwrite its loans in accordance with secondary market, FHA or VA standards. However, the Company does originate shorter term fixed rate and adjustable rate single family loans for its portfolio that do not meet certain secondary market guidelines.

The Company's residential mortgage loans customarily include due-on-sale clauses giving it the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the property subject to the mortgage.

At December 31, 2016, $0.9 million of the single family residential loan portfolio was non-performing compared to $1.7 million at December 31, 2015.

Commercial Real Estate and Multi-Family Lending. The Company originates permanent commercial real estate and multi-family loans secured by properties located primarily in its market area. It also purchases a limited amount of participations in commercial real estate and multi-family loans originated by third parties. The commercial real estate and multi-family loan portfolio includes loans secured by motels, hotels, apartment buildings, churches, manufacturing plants, land developments, office buildings, business facilities, shopping malls, nursing homes, golf courses, restaurants, warehouses, convenience stores, and other non-residential building properties primarily located in the upper Midwestern portion of the United States. At December 31, 2016, the Company’s commercial and multi-family real estate loans totaled $267.7 million, an increase of $58.4 million, from $209.3 million at December 31, 2015.

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

Multi-family and commercial real estate loans generally present a higher level of risk than loans secured by single family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family and commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired. At December 31, 2016, $1.3 million of loans in the commercial real estate portfolio were non-performing, compared to $0.3 million at December 31, 2015. The largest non-performing lending relationship in this category as of December 31, 2016 is a $1.2 million loan secured by a manufacturing facility located in the Bank’s primary market area.

Construction Lending. The Company makes construction loans to individuals for the construction of their residences and to builders for the construction of single family residences. It also makes a limited number of loans to builders for houses built on speculation. Construction loans also include commercial real estate loans.

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

Construction loans to builders or developers of single family residences generally carry terms of one year or less.

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

Construction loans are obtained principally through continued business from builders and developers who have previously borrowed from the Bank, as well as referrals from existing clients and walk-in clients. The application process includes a submission to the Bank of accurate plans, specifications and costs of the project to be constructed. These items are one factor utilized in the determination of the appraised value of the subject property to be built.

At December 31, 2016, construction loans totaled $31.3 million, a decrease of $6.8 million from $38.1 million at December 31, 2015. Total construction loans included $21.9 million and $15.1 million of single family residential, $2.6 million and $18.9 million of multi-family residential, and $6.8 million and $4.1 million of commercial real estate loans at December 31, 2016 and December 31, 2015, respectively. The nature of construction loans makes them more difficult to evaluate and monitor than loans on existing buildings. The risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value upon completion of the project, experience of the builder, and the estimated cost (including interest) of the project. If the estimate of value proves to be inaccurate, the Company may be confronted, at or prior to the maturity of the loan, with a project having a value that is insufficient to assure full repayment or the possibility of having to make substantial investments to complete and sell the project. Because defaults in repayment may not occur during the construction period, it may be difficult to identify problem loans at an early stage. In these cases, the Company may be required to modify the terms of the loan. At December 31, 2016, $0.1 million of construction loans in the commercial real estate portfolio were non-performing compared to $1.4 million at December 31, 2015. The non-performing construction loans are loans to parties related through common ownership to construct model homes that when sold, or have a purchase agreement, are converted to performing loans and the interest is recognized.

Consumer Lending. The Company originates a variety of consumer loans, including home equity loans (open-end and closed-end), automobile, recreational vehicles, mobile home, lot loans, loans secured by deposit accounts and other loans for household and personal purposes. At December 31, 2016, the Company’s consumer loans totaled $73.3 million, an increase of $8.9 million from $64.4 million at December 31, 2015.

Consumer loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower. The Company's consumer loans are made at fixed or adjustable interest rates, with terms up to 20 years for secured loans and up to five years for unsecured loans.

The Company's home equity loans are written so that the total commitment amount, when combined with the balance of any other outstanding mortgage liens, generally does not exceed 90% of the appraised value of the property or an internally established market value. Internal market values are established using current market data, including recent sales data, and are typically lower than third party appraised values. The closed-end home equity loans are written with fixed or adjustable rates with terms up to 15 years. The open-end home equity lines are written with an adjustable rate and a 2- or 10-year draw period that requires interest only payments followed by a 10-year repayment period that fully amortizes the outstanding balance. The consumer may access the open-end home equity line by making a withdrawal at the Bank, transferring funds through our online or mobile banking products, or writing a check on the home equity line of credit account. Open and closed-end equity loans, which are generally secured by second mortgages on the borrower’s principal residence, represented 77.5% of the Company’s consumer loan portfolio at December 31, 2016.

The underwriting standards employed by the Company for consumer loans include a determination of the applicant's payment history on other debts and their ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount. Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or are secured by rapidly depreciable assets, such as automobiles, recreational vehicles, or mobile homes. In these cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. At December 31, 2016, $0.6 million of the consumer loan portfolio was non-performing, compared to $0.8 million at December 31, 2015.

Commercial Business Lending. The Company maintains a portfolio of commercial business loans to borrowers associated with the real estate industry as well as to retail, manufacturing operations, and professional firms. The Company's commercial business loans generally have terms ranging from six months to five years and may have either fixed or variable interest rates. The Company's commercial business loans generally include personal guarantees and are usually, but not always, secured by business assets such as inventory, equipment, leasehold interests in equipment, fixtures, real estate and accounts receivable. The underwriting process for commercial business loans includes consideration of the borrower's financial statements, tax returns, projections of future business operations, and inspection of the subject collateral, if any. The Company also purchases participation interests in commercial business loans originated outside of the Company’s market area from third party originators. These loans generally have underlying collateral of inventory or equipment and repayment periods of less than ten years. At December 31, 2016, the Company’s commercial business loans totaled $85.2 million, an increase of $15.1 million, from $70.1 million at December 31, 2015.

Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her income, and which are secured by real property with more easily ascertainable value, commercial business loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Furthermore, the collateral securing the loans may depreciate over time, may be difficult to appraise, and may fluctuate in value based on the success of the business. At December 31, 2016, $0.4 million of loans in the commercial business loan portfolio were non-performing, compared to $0.1 million at December 31, 2015.

Originations, Purchases and Sales of Loans and Mortgage-Backed and Related Securities

Real estate loans are generally originated by the Company's salaried loan officers. Mortgage and consumer loan officers may also receive a commission in addition to their base salary for meeting production and other branch goals. Loan applications are taken in all branch and loan production offices.

The Company originates both fixed and adjustable rate loans, however, its ability to originate loans is dependent upon the relative client demand for loans in its markets. Demand for adjustable rate loans is affected by the interest rate environment. The number of adjustable rate loans remained low in 2016 due to the low long term fixed mortgage rates that existed during the year. The Company originated for its portfolio $18.4 million of single family adjustable rate loans during 2016, an increase of $6.3 million, from $12.1 million in 2015. The Company also originated for its portfolio $26.9 million of fixed rate single family loans during 2016, a decrease of $0.7 million, from $27.6 million for 2015. The changes in the fixed and adjustable rate single family loans that were placed into the loan portfolio in 2016 are the result of the Bank offering more adjustable and short term fixed rate loan options to borrowers that did not meet certain secondary market criteria but did meet internal underwriting guidelines. This increased the total amount of loans that were originated and placed into the Bank’s portfolio.

During the past several years, the Company has focused its portfolio loan origination efforts on commercial real estate, commercial business and consumer loans because these loans have terms to maturity and adjustable interest rate characteristics that are generally more beneficial to the Company in managing interest rate risk than traditional single family fixed rate conventional loans. The Company originated $140.5 million of multi-family and commercial real estate, commercial business and consumer loans (which excludes commercial real estate loans for construction or development) during 2016, a decrease of $0.6 million, from originations of $141.1 million for 2015. The slight decrease in originations primarily reflects the $12.0 million and $7.3 million decrease in commercial real estate loans and commercial business loans, respectively, in 2016 compared to 2015. Consumer loan origination also increased $1.4 million between the periods, while multi-family loan origination increased $17.3 million.

In order to supplement loan demand in the Company's market area and geographically diversify its loan portfolio, the Company, from time to time, purchases participations in real estate loans from selected sellers, with yields based upon then-current market rates. The Company reviews and underwrites all loans purchased to ensure that they meet the Company's underwriting standards and the seller generally continues to service the loans. The Company has generally not experienced higher losses or credit quality issues with purchased participations than other loans originated by the Company. The Company purchased $16.3 million of loans during 2016, a decrease of $2.1 million, from $18.4 million during 2015. The commercial real estate and commercial business loans that were purchased have terms and interest rates that are similar in nature to the Company's originated commercial and business portfolio. See “Note 5 Loans Receivable, Net” and “Note 6 Allowance for Loan Losses and Credit Quality Information” in the Notes to Consolidated Financial Statements in the Annual Report for more information on purchased loans (incorporated by reference in Item 8 of Part II of this Form 10-K).

The Company also acquired loans totaling $12.0 million in an acquisition that occurred in the second quarter of 2016 and $24.1 million in an acquisition that was completed in the third quarter of 2015.

The Company has some mortgage-backed and related securities that are held, based on investment intent, in the "available for sale" portfolio. The Company did not acquire any mortgage-backed securities in 2016 but did acquire $5.5 million of mortgage backed securities in 2015 in connection with an acquisition. No mortgage-backed securities were purchased in 2016 or 2015, other than those obtained in the acquisition, because debt instruments issued by federal agencies, such as FNMA and FHLMC, continued to be more appealing to purchase due to their shorter duration given the low interest rate environment that continued to exist in 2016. In 2016 and 2015, the Company sold $30,000 and $4.2 million of mortgage-backed securities, respectively, that were acquired in the 2015 acquisition. The securities were sold due primarily to the small lot size of the individual securities. See “Investment Activities” below.

The following table shows the loan and mortgage-backed and related securities origination, purchase, acquisition, sale and repayment activities of the Company for the periods indicated.

LOANS HELD FOR INVESTMENT
	Year Ended December 31,
(Dollars in thousands)	2016	2015	2014
Originations by type:
Adjustable rate:
Real estate -
- single family	$18,442	12,111	2,009
- multi-family	9,246	0	4,400
- commercial	14,591	21,489	28,181
- construction or development	40,132	19,920	9,812
Non-real estate -
- consumer	15,481	18,852	10,487
- commercial business	10,353	19,538	8,123
Total adjustable rate	108,245	91,910	63,012
Fixed rate:
Real estate -
- single family	26,948	27,612	11,550
- multi-family	12,107	4,042	5,576
- commercial	42,176	47,306	23,316
- construction or development	19,181	38,299	39,274
Non-real estate -
- consumer	16,335	11,610	8,331
- commercial business	20,196	18,281	12,130
Total fixed rate	136,943	147,150	100,177
Total loans originated	245,188	239,060	163,189

Purchases:
Real estate -
- single family	0	2,800	0
- multi-family	750	0	0
- commercial	1,130	7,501	6,003
- construction or development	2,500	5,500	0
Non-real estate -
- commercial business	11,949	2,600	5,196
Total loans purchased	16,329	18,401	11,199

Acquisition:
Real estate -
- single family	146	4,985	0
- multi-family	0	100	0
- commercial	5,808	7,712	0
Non-real estate -
- consumer	3,536	5,226	0
- commercial business	2,546	6,037	0
Total loans acquired	12,036	24,060	0

Sales, participations and repayments:
Real estate -
- multi-family	4,500	0	0
- commercial	9,002	4,504	22,098
- construction or development	13,765	14,602	19,796
Non-real estate -
- consumer	719	516	982
- commercial business	634	154	2,201
Total sales	28,620	19,776	45,077
Transfers to loans sold	15,002	8,125	13,243
Principal repayments	140,944	154,054	137,205
Total reductions	184,566	181,955	195,525
Decrease in other items, net	(1,012)	(303)	(1,356)
Net increase (decrease)	$87,975	99,263	(22,493)

LOANS HELD FOR SALE
	Year Ended December 31,
(Dollars in thousands)	2016	2015	2014
Originations by type:
Adjustable rate:
Real estate -
- single family	$0	0	0
Total adjustable rate	0	0	0

Fixed rate:
Real estate -
- single family	79,783	69,941	41,557
Total fixed rate	79,783	69,941	41,557
Total loans originated	79,783	69,941	41,557

Sales and repayments:
Real estate -
- single family	88,355	71,992	41,533
Total sales	88,355	71,992	41,533
Transfers from loans held for investment	(6,822)	(3,778)	(557)
Principal repayments	20	24	7
Total reductions	81,553	68,238	40,983
Net (decrease) increase	$(1,770)	1,703	574

MORTGAGE-BACKED AND RELATED SECURITIES
	Year Ended December 31,
(Dollars in thousands)	2016	2015	2014
Purchases:
Fixed rate mortgage-backed securities	$0	2,343	0
CMOs and REMICs (1)	0	3,116	0
Total purchases	0	5,459	0

Sales:
Fixed rate mortgage-backed securities	0	2,174	0
CMOs and REMICs	30	2,021	0
Total sales	30	4,195	0

Principal repayments	(1,247)	(1,890)	(2,304)
Net decrease	$(1,277)	(626)	(2,304)

(1) Collateralized mortgage obligations and real estate mortgage investment conduits

Classified Assets and Delinquencies

Classification of Assets. Federal regulations require that each savings institution evaluate and classify its assets on a regular basis. In addition, in connection with examinations of savings institutions, the Office of the Comptroller of the Currency (OCC) and the Federal Deposit Insurance Corporation (FDIC) examiners may identify problem assets and, if appropriate, require them to be classified with an adverse rating. There are three adverse classifications: substandard, doubtful, and loss. Assets classified as substandard have one or more defined weaknesses and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have the weaknesses of those classified as substandard, with additional characteristics that make collection in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset on the balance sheet of the institution is not warranted. Assets classified as substandard or doubtful require the institution to establish prudent specific allowances for loan losses. If an asset, or portion thereof, is classified as a loss, the institution charges off such amount. If an institution does not agree with an OCC or FDIC examiner's classification of an asset, it may appeal the determination to the OCC District Director or the appropriate FDIC personnel. On the basis of management's review of its assets, at December 31, 2016, the Bank classified a total of $21.1 million of its loans and real estate as follows:

(Dollars in thousands)	Single Family	Real Estate Construction or Development	Commercial and Multi-family	Consumer	Commercial Business	Real Estate	Total
Substandard	$2,130	66	10,277	531	6,981	628	20,613
Doubtful	74	0	0	110	0	0	184
Loss	0	0	0	299	0	0	299
Total	$2,204	66	10,277	940	6,981	628	21,096

The Bank's classified assets consist of non-performing loans and loans and other assets of concern discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations (incorporated by reference in Item 7 of Part II of this Form 10-K). See “Note 6 Allowance for Loan Losses and Credit Quality Information” in the Notes to Consolidated Financial Statements in the Annual Report (incorporated by reference in Item 8 of Part II of this Form 10-K) for more information on classified assets. At December 31, 2016, these asset classifications were materially consistent with those of the OCC and FDIC.

Delinquency Procedures. Generally, the following procedures apply to delinquent single family real estate loans. When a borrower fails to make a required payment on a loan, the Company attempts to cure the delinquency by contacting the borrower. A late notice is sent on all loans over 16 days delinquent. Additional written and verbal contacts are made with the borrower between 30 and 60 days after the due date. If the loan is contractually delinquent 90 days, the Company sends a 30-day demand letter to the borrower and after the loan is contractually delinquent 120 days, institutes appropriate action to foreclose on the property. If foreclosed, the property is sold at a sheriff’s sale and may be purchased by the Company. Delinquent commercial real estate and commercial business loans are generally handled in a similar manner. The Company's procedures for repossession and sale of consumer collateral are subject to various requirements under state consumer protection laws.

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

The following table sets forth the Company's loan delinquencies by loan type, amount and percentage of type at December 31, 2016 for loans past due 60 days or more.

	Loans Delinquent For:						Total Delinquent
	60-89 Days			90 Days and Over			Loans
(Dollars in thousands)	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
Single family real estate	4	$158	0.15%	7	$179	0.17%	11	$336	0.32%
Consumer	5	117	0.16	4	140	0.19	9	258	0.35
Commercial business	0	0	0.00	3	274	0.32	3	274	0.32
Total	9	$275	0.05%	14	$593	0.11%	23	$868	0.15%

Loans delinquent for 90 days and over are generally non-accruing and are included in the Company’s non-performing asset total at December 31, 2016.

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

The investment strategy of the Company has been directed toward a mix of high-quality assets (primarily government callable agency obligations) with steps and short and intermediate terms to maturity. At December 31, 2016, the Company did not own any investment securities of a single issuer that exceeded 10% of the Company's stockholders’ equity other than U.S. government agency obligations.

The Bank invests a portion of its liquid assets in interest-earning overnight deposits of the Federal Home Loan Bank (FHLB) of Des Moines and the Federal Reserve Bank of Minneapolis. Other investments include high grade municipal bonds, corporate preferred stock, corporate equity securities, and medium-term (up to five years) federal agency notes. HMN invests in the same type of investment securities as the Bank. See “Note 4 Securities Available For Sale” in the Notes to Consolidated Financial Statements in the Annual Report for additional information regarding the Company's securities portfolio (incorporated by reference in Item 8 of Part II of this Form 10-K).

The following table sets forth the composition of the Company's securities portfolio, excluding mortgage-backed and related securities, at the dates indicated.

	December 31, 2016				December 31, 2015				December 31, 2014
(Dollars in thousands)	Amortized	Adjusted	Fair	% of	Amortized	Adjusted	Fair	% of	Amortized	Adjusted	Fair	% of
	Cost	To	Value	Total	Cost	To	Value	Total	Cost	To	Value	Total
Securities available for sale:
U.S. Government agency obligations	$74,979	(1,063)	73,916	72.2%	$105,003	(61)	104,942	71.4%	$135,014	(570)	134,444	75.1%
Municipal obligations	2,819	(20)	2,799	2.7	3,991	11	4,002	2.8
Corporate obligations	290	2	292	0.3	340	(6)	334	0.2
Corporate preferred stock	700	(350)	350	0.3	700	(350)	350	0.2	700	(280)	420	0.2
Corporate equity (1)	58	57	115	0.1	58	5	63	0.0	58	3	61	0.0
Subtotal	78,846		77,472	75.6	110,092		109,691	74.6	135,772		134,925	75.3
Federal Home Loan Bank stock (1)	770		770	0.8	691		691	0.5	777		777	0.4
Total investment securities and Federal Home Loan Bank stock	79,616		78,242	76.4	110,783		110,382	75.1	136,549		135,702	75.7

Average remaining life of investment securities excluding Federal Home Loan Bank stock (in years)	2.52				1.48				1.77

Other interest earning assets:
Cash equivalents	$24,140		24,140	23.6	$36,570		36,570	24.9	$43,455		43,455	24.3
Total	$103,756		102,382	100.0%	$147,353		146,952	100.0%	$180,004		179,157	100.0%
Average remaining life or term to repricing of investment securities and other interest earning assets, excluding Federal Home Loan Bank stock (in years)	1.72				1.11				1.34

(1)Average life assigned to corporate equity holdings is five years.

The composition and maturities of the investment securities portfolio, excluding FHLB stock, mortgage-backed and related securities, are indicated in the following table.

(1) Callable U.S. government agency securities maturity date based on first available call date that the security is anticipated to be called.

	December 31, 2016
	1 Year or Less	After 1 through 5 Years	After 5 through 10 Years	Over 10 Years	No stated maturity	Total Securities
(Dollars in thousands)	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Adjusted To	Fair Value
Securities available for sale:
U.S. government agency securities(1) securities	$15,005	59,974	0	0	0	74,979	(1,063)	73,916
Municipal obligations	102	2,560	157	0	0	2,819	(20)	2,799
Corporate obligations	0	290	0	0	0	290	2	292
Corporate preferred stock	0	0	0	700	0	700	(350)	350
Corporate equity	0	0	0	0	58	58	57	115
Total	$15,107	62,824	157	700	58	78,846	(1,374)	77,472

Weighted average yield (2)	1.14%	1.35%	1.85%	5.02%	1.80%	1.34%

(1) Callable U.S. government agency securities maturity date based on first available call date that the security is anticipated to be called.

(2) Yields are computed on a tax equivalent basis.

Mortgage-Backed and Related Securities. In order to supplement loan production and achieve its asset/liability management goals, the Company invests in mortgage-backed and related securities. All of the mortgage-backed and related securities owned by the Company are issued, insured or guaranteed either directly or indirectly by a U.S. Government Agency and are considered to be investment grade securities. The Company had $1.0 million of mortgage-backed and related securities classified as available for sale at December 31, 2016, compared to $2.3 million at December 31, 2015. The decrease in mortgage-backed securities in 2016 and 2015 is the result of fewer purchases by the Company and normal repayments. No mortgage-backed securities were purchased in 2016, and none were purchased in 2015 other than those acquired in the Kasson State Bank acquisition. Fewer mortgage-backed securities were purchased because debt instruments issued by federal agencies, such as FNMA and FHLMC, continued to be more appealing to purchase due to their shorter duration given the low interest rate environment that existed in 2016 and 2015.

The contractual maturities of the mortgage-backed and related securities portfolio without any prepayment assumptions at December 31, 2016 are as follows:

					Dec. 31, 2016
(Dollars in thousands)	5 Years or Less	5 to 10 Years	10 to 20 Years	Over 20 Years	Balance Outstanding
Securities available for sale:
Federal Home Loan Mortgage Corporation	$337	0	0	0	337
Federal National Mortgage Association	302	0	0	0	302
Collateralized Mortgage Obligations	0	0	104	262	366
Total	$639	0	104	262	1,005

Weighted average yield	4.39%	0.00%	4.00%	2.00%	3.69%

At December 31, 2016, the Company did not have any non-agency mortgage-backed or related securities in excess of 10% of its stockholders' equity.

Mortgage-backed and related securities can serve as collateral for borrowings and, through sales and repayments, as a source of liquidity. In addition, mortgage-backed and related securities available for sale can be sold to respond to changes in economic conditions.

Sources of Funds

General. The Bank's primary sources of funds are retail, commercial, internet and brokered deposits, payments of loan principal, interest earned on loans and securities, repayments and maturities of securities, borrowings, and other funds provided from operations.

Deposits. The Bank offers a variety of deposit accounts to retail and commercial clients having a wide range of interest rates and terms. The Bank's deposits consist of savings, negotiable order of withdrawal (NOW), non-interest bearing checking, money market, and certificate accounts (including individual retirement accounts). The Bank relies primarily on competitive pricing policies and client service to attract and retain these deposits.

The variety of deposit accounts offered by the Bank has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. As clients have become more interest rate conscious, the Bank has become more susceptible to short-term fluctuations in deposit flows. The Bank manages the pricing of its deposits in keeping with its asset/liability management, profitability and growth objectives. Based on its experience, the Bank believes that its savings and NOW accounts are relatively stable sources of deposits. However, the ability of the Bank to attract and maintain certificates of deposit and money market accounts, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. The increase in deposits in 2016 relates to commercial deposits from clients in the alternative fuels industry. Deposits in 2016 also increased $19.0 million as a result of a branch acquisition that occurred in the second quarter of 2016. The increase in deposits in 2015 relates primarily to the $47.3 million in deposits that were acquired in an acquisition in the third quarter of 2015. The changes in deposits in 2014 are primarily the result of changes in the commercial deposits from clients in the ethanol industry.

The following table sets forth the savings flows at the Bank during the periods indicated.

	Year Ended December 31,
(Dollars in thousands)	2016	2015	2014
Opening balance	$559,387	496,750	553,930
Deposits	4,323,445	4,084,845	4,825,616
Deposits acquired in acquisitions	18,977	47,280	0
Withdrawals	(4,309,719)	(4,070,087)	(4,883,860)
Interest credited	721	599	1,064
Ending balance	592,811	559,387	496,750
Net increase (decrease)	$33,424	62,637	(57,180)
Percent increase (decrease)	5.98%	12.61%	(10.32%)

The following table sets forth the dollar amount of deposits in the various types of deposit products offered by the Bank as of December 31:

(Dollars in thousands)	2016		2015		2014
Transaction and Savings Deposits(1):	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Noninterest checking	$158,024	26.7%	$151,737	27.1%	$118,073	23.8%
NOW – 0.07%(2)	92,670	15.6	82,425	14.7	75,553	15.2
Savings– 0.08%(3)	74,238	12.5	66,421	11.9	46,672	9.4
Money market – 0.25%(4)	165,179	27.9	159,959	28.6	158,798	32.0
Total non-certificates	$490,111	82.7%	$460,542	82.3%	$399,096	80.4%

Certificates:
0.00 - 0.99%	$79,628	13.4%	$85,391	15.3%	$81,197	16.3%
1.00 - 1.99%	22,958	3.9	12,611	2.3	13,629	2.7
2.00 - 2.99%	0	0.0	733	0.1	2,721	0.6
3.00 - 3.99%	114	0.0	110	0.0	107	0.0
Total Certificates	102,700	17.3%	98,845	17.7%	97,654	19.6%
Total Deposits	$592,811	100.0%	$559,387	100.0%	$496,750	100.0%

(1)	Reflects weighted average rates paid on transaction and savings deposits at December 31, 2016.
(2)	The weighted average rate on NOW Accounts for 2015 was 0.04% and for 2014 was 0.02%.
(3)	The weighted average rate on Savings Accounts for 2015 was 0.09% and for 2014 was 0.07%.
(4)	The weighted average rate on Money Market Accounts for 2015 was 0.22% and for 2014 was 0.25%.

The following table shows rate and maturity information for the Bank’s certificates of deposit as of December 31, 2016.

(Dollars in thousands)	0.00- 0.99%	1.00- 1.99%	2.00- 2.99%	3.00- 3.99%	Total	Percent of Total
Certificate accounts maturing in quarter ending:
March 31, 2017	$14,955	980	0	0	15,935	15.51%
June 30, 2017	16,075	408	0	0	16,483	16.04
September 30, 2017	12,138	852	0	0	12,990	12.65
December 31, 2017	12,047	387	0	0	12,434	12.11
March 31, 2018	3,711	1,278	0	0	4,989	4.86
June 30, 2018	4,758	1,377	0	0	6,135	5.97
September 30, 2018	4,886	994	0	0	5,880	5.73
December 31, 2018	2,807	2,244	0	0	5,051	4.92
March 31, 2019	2,086	949	0	0	3,035	2.96
June 30, 2019	2,389	1,436	0	0	3,825	3.72
September 30, 2019	1,463	2,420	0	0	3,883	3.78
December 31, 2019	1,068	2,131	0	114	3,313	3.23
Thereafter	1,245	7,502	0	0	8,747	8.52
Total	$79,628	22,958	0	114	102,700	100.00%

Percent of total	77.54%	22.35%	0.00%	0.11%	100.00%

The following table indicates the amount of the Bank's certificates of deposit and other deposits by time remaining until maturity as of December 31, 2016.

	Maturity
(Dollars in thousands)	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
Certificates of deposit less than $250,000	$13,910	14,368	21,259	43,299	92,836
Certificates of deposit of $250,000 or more	255	751	1,007	1,551	3,564
Public funds less than $250,000(1)	217	161	58	8	444
Public funds of $250,000 or more(1)	1,553	1,203	3,100	0	5,856
Total certificates of deposit	$15,935	16,483	25,424	44,858	102,700
Checking and savings accounts of $250,000 or more	$163,214	0	0	0	163,214
Accounts of $250,000 or more	$165,022	1,954	4,107	1,551	172,634

_______________

(1)Deposits from governmental and other public entities.

For additional information regarding the composition of the Bank's deposits, see “Note 11 Deposits” in the Notes to Consolidated Financial Statements in the Annual Report (incorporated by reference in Item 8 of Part II of this Form 10-K). For additional information on certificate maturities and the impact on the Company's liquidity see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” of the Annual Report (incorporated by reference in Item 7 of Part II of this Form 10-K).

Borrowings. The Bank's other available sources of funds include advances from the FHLB and borrowings from the Federal Reserve Bank of Minneapolis. As a member of the FHLB of Des Moines, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions. Consistent with its asset/liability management strategy, the Bank has utilized FHLB advances from time to time to fund loan demand and extend the term to maturity of its liabilities. The Bank may also use short-term FHLB and Federal Reserve Bank borrowings to offset short term cash needs due to deposit outflows or loan fundings. At December 31, 2016, the Bank had no FHLB advances and no Federal Reserve Bank borrowings outstanding. On such date, the Bank had a collateral pledge arrangement with the FHLB pursuant to which the Bank may borrow up to $104.7 million for liquidity purposes, subject to approval from the FHLB. The Bank also had the ability to borrow $85.8 million from the Federal Reserve Bank based upon the loans that were pledged as collateral at December 31, 2016. On December 15, 2014, the Company entered into a Loan Agreement with an unrelated third party, providing for a term loan of up to $10.0 million that was evidenced by a promissory note with an interest rate of 6.50% per annum. On February 17, 2015 the Company took a one time advance on the note of $10.0 million and used the proceeds to retire the final $10.0 million of Preferred Stock. The outstanding loan balance on the third party note payable was $7.0 million at December 31, 2016.

Refer to the information on pages 20 and 21 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in the Annual Report and “Note 12 FHLB Advances and Other Borrowings” in the Notes to Consolidated Financial Statements in the Annual Report for more information on FHLB advances and other borrowings (incorporated by reference in Items 7 and 8 of Part II of this Form 10-K).

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

OIA is one of two subsidiaries of the Bank. OIA is a Minnesota corporation that was organized in 1983 and operated as an insurance agency until 1986 when its assets were sold. OIA remained inactive until 1993 when it began offering credit life insurance, annuity and mutual fund products to the Bank's clients and others. OIA currently offers a variety of financial planning products and services. HPH is the Bank’s other subsidiary and was organized as a limited liability company in Minnesota in 2013. It was inactive in 2016 but has operated as an intermediary for the Bank in holding and operating certain foreclosed properties.

Competition

The Bank faces strong competition both in originating real estate, commercial and consumer loans and in attracting deposits. Competition in originating loans comes primarily from mortgage bankers, commercial banks, credit unions and other savings institutions which have offices in the Bank's market area and those that operate through Internet banking operations throughout the United States. The Bank competes for loans principally on the basis of the interest rates and loan fees it charges, the types of loans it originates, and the quality of services it provides to borrowers.

Competition for deposits is principally from mutual funds, securities firms, commercial banks, credit unions and other savings institutions located in the same communities and those that operate through Internet banking operations throughout the United States. The ability of the Bank to attract and retain deposits depends on its ability to provide an investment opportunity that satisfies the requirements of investors as to rate of return, liquidity, risk, convenience and other factors. The Bank competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours and a client oriented staff.

Other Corporations Owned by the Company

The Bank was HMN’s sole direct subsidiary at December 31, 2016.

Employees

At December 31, 2016, the Company had a total of 209 employees, which equated to 200 full-time equivalent employees. None of the employees of the Company are represented by any collective bargaining unit. Management considers its employee relations to be good.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act) significantly changed the regulatory structure for financial institutions and their holding companies, including with respect to lending, deposit, investment, trading and operating activities. Federal banking regulators and other agencies including, among others, the FRB, the OCC and the Consumer Financial Protection Bureau (CFPB), have been engaged in extensive rule-making efforts under the Dodd-Frank Act. The future of these regulatory efforts is unclear.

Holding Company Regulation

In accordance with the Dodd-Frank Act, the OTS was integrated into the OCC in 2011 and the primary banking regulator for HMN became the FRB. The Dodd-Frank Act extended the “source of strength” doctrine to savings and loan holding companies. The Federal Reserve Board has promulgated regulations implementing the “source of strength” policy that require holding companies to act as a source of strength to their subsidiary depository institutions by providing capital, liquidity, and other support in times of financial stress.

Acquisitions by Savings and Loan Holding Companies. Acquisition of a savings association or a savings and loan holding company is generally subject to FRB approval and the public must have an opportunity to comment on the proposed acquisition. Without prior approval from the FRB, HMN may not acquire, directly or indirectly, control of another savings association.

Examination and Reporting. Under the Home Owners’ Loan Act (HOLA) and FRB regulations, HMN, as a SLHC, must file periodic reports with the FRB. In addition, HMN must comply with FRB record keeping requirements and is subject to holding company supervision and examination by the FRB. The FRB may take enforcement action if the activities of a SLHC constitute a risk to the financial safety, soundness or stability of a subsidiary savings association.

Affiliate Transactions. The Bank, as a holding company subsidiary that is a depository institution, is subject to both qualitative and quantitative limitations on transactions with the Company. See “Bank Regulation - Transactions with Affiliates and Insiders” below.

Capital Adequacy. The Bank is subject to various capital requirements, which, effective since January 1, 2015, have been modified under rules promulgated by the FRB and the OCC implementing the Dodd-Frank Act and the Basel III reforms of the Basel Committee on Banking Supervision of the Bank for International Settlements (Basel III Rules).

Under the Basel III Rules, certain SLHCs for the first time in 2015 became subject to formal regulatory capital requirements. In the second quarter of 2015, the FRB amended its Small Bank Holding Company Policy Statement (Policy Statement), which exempted small bank holding companies from the above capital requirements, by raising the asset size threshold for determining applicability from $500 million to $1 billion. The Policy Statement was also expanded to include savings and loan holding companies that meet the Policy Statement’s qualitative requirements for exemption. The Company meets the qualitative exemption requirements, and therefore, is exempt from the Basel III holding company capital requirements.

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

Bank Regulation

As a federally-chartered savings association, the Bank is subject to regulation and supervision by the OCC. Federal law authorizes the Bank, as a federal savings association, to conduct, subject to various conditions and limitations, business activities that include: accepting deposits and paying interest on them; making and buying loans secured by residential and other real estate; making a limited amount of consumer loans; making a limited amount of commercial loans; investing in corporate obligations, government debt securities, and other securities; and offering various banking, trust, securities and insurance agency services to its clients.

Savings associations are expected to conduct lending activities in a prudent, safe and sound manner. The OCC regulates the safety and soundness of the Bank by enforcing statutory limits on the Bank’s lending and investment powers. OCC regulations set aggregate limits on certain types of loans including commercial business, commercial real estate, and consumer loans. OCC regulations also establish limits on loans to a single borrower. As of December 31, 2016, the Bank’s lending limit to one borrower was approximately $12.5 million.

A federal savings association generally may not invest in noninvestment-grade debt securities. A federal savings association may establish subsidiaries to conduct any activity the association is authorized to conduct and may establish service corporation subsidiaries for limited preapproved activities.

Qualified Thrift Lender Test. Savings associations, including the Bank, must be qualified thrift lenders (QTLs). A savings association generally satisfies the QTL requirement if at least 65% of a specified asset base consists of assets such as loans to small businesses and loans to purchase or improve domestic residential real estate. Savings associations may qualify as QTLs in other ways. Savings associations that do not qualify as QTLs are subject to significant restrictions on their operations. If the Bank fails to meet QTL requirements, the Company would face certain limitations, including potential enforcement action by the OCC and, as a result of the Dodd-Frank Act, a statutory bar to the payment by the Bank of dividends except under prescribed conditions including approval by the OCC. As of December 31, 2016, the Bank met the QTL test.

OCC Assessments. The OCC is authorized by statute to charge assessments to cover the costs of examining the financial institutions it regulates and to fund its operations. The Bank’s OCC assessments for the year ended December 31, 2016 were approximately $171,000. While all SLHCs, including HMN, were subject to examination fees imposed by the OTS, the FRB has not assessed fees for its examination function.

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

During 2016, the Bank paid dividends to HMN of $3.0 million to pay the principal and interest on the third party note payable and fund the ongoing operating expenses of the Company. HMN did not declare or distribute any dividends to its common shareholders in 2016.

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

The Dodd-Frank Act instituted significant changes that modified the way that the DIF is managed by the FDIC and is capitalized. The Dodd-Frank Act altered the assessment base for deposit insurance assessments from a deposit to an asset base. It also increased the DIF reserve ratio from 1.15% to 1.35%. The Dodd Frank Act also requires that FDIC assessments be set in a manner that offsets the cost of the assessment increases for institutions with consolidated assets of less than $10 billion (meaning that assessments on larger institutions will be responsible for the 20 basis point increase). During 2016, the Bank was assessed approximately $313,000 for the DIF. The Dodd-Frank Act also permanently increased deposit insurance coverage from $100,000 per account ownership type to $250,000.

In addition to deposit insurance assessments, the FDIC is authorized to collect assessments against insured deposits to be paid to the Financing Corporation (FICO) to service the FICO debt incurred in the 1980’s. The FICO assessment rate is adjusted quarterly. In 2016, the Bank paid a FICO assessment of approximately $32,000.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) established five capital categories: 1) well capitalized; 2) adequately capitalized; 3) undercapitalized; 4) significantly undercapitalized; and 5) critically undercapitalized. The activities in which a depository institution may engage and regulatory responsibilities of federal bank regulatory agencies vary depending upon whether an institution is well-capitalized, adequately capitalized or undercapitalized. Undercapitalized institutions are subject to various restrictions such as limitations on dividends and growth. A depository institution’s prompt corrective action capital category depends upon where its capital levels are in relation to relevant capital measures, which include risk-based capital measures and certain other factors.

In addition to the capital categories, the Basel III Rules established a “capital conservation buffer” of 2.5% above the minimum capital ratios otherwise required by the prompt corrective action framework. The capital conservation buffer requirement is being phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount.

At December 31, 2016, the Bank’s capital amounts and ratios are presented for (a) actual capital and (b) required capital and ratios under the Prompt Corrective Actions regulations to which the Bank is currently subject:

			Prompt Corrective Action Regulations
	Actual		Required to be Adequately Capitalized		Required to be Well Capitalized
(Dollars in thousands)	Amount	Percent of Assets(1)	Amount	Percent of Assets(1)	Amount	Percent of Assets(1)
December 31, 2016
Common equity tier 1 capital	$77,634	13.42%	$26,032	4.50%	$37,601	6.50%
Tier 1 leverage	77,634	11.55	26,876	4.00	33,595	5.00
Tier 1 risk-based capital	77,634	13.42	34,709	6.00	46,278	8.00
Total risk-based capital	84,900	14.68	46,278	8.00	57,848	10.00

(1)	Based upon the Bank’s adjusted total assets for the purpose of the Tier 1 or core capital ratios and risk-weighted assets for the purpose of the risk-based capital ratios.

Management believes that, as of December 31, 2016, the Bank’s capital ratios were in excess of those quantitative capital ratio standards set forth under the prompt corrective action regulations described above and was “well capitalized” within the meaning of those prompt corrective action regulations. However, there can be no assurance that the Bank will continue to maintain such status in the future. In addition, the OCC has extensive discretion in its supervisory and enforcement activities, including the ability to downgrade the Bank’s prompt corrective action capital category by one level under certain conditions.

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

As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines. As of December 31, 2016, the Bank had $0.8 million in FHLB stock, which was in compliance with this requirement. The Bank receives dividends on its FHLB stock. The FHLB’s dividend philosophy is to differentiate dividend rates between membership and activity-based capital stock. Based on the FHLB’s most recent quarterly filing on Form 10-Q for the nine months ended September 30, 2016, the effective combined annualized dividend rate paid on both subclasses of its capital stock during the nine months ended September 30, 2016 and 2015 was 4.25% and 2.92%, respectively.

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

Community Reinvestment Act. The Community Reinvestment Act (CRA) requires financial institutions regulated by the federal financial supervisory agencies to ascertain and help meet the credit needs of their delineated communities, including low to moderate income neighborhoods within those communities, while maintaining safe and sound banking practices. The regulatory agency assigns one of four possible ratings to an institution’s CRA performance and is required to make public an institution’s rating and written evaluation. The four possible ratings of meeting community credit needs are outstanding, satisfactory, needs improvement and substantial noncompliance. Under regulations that apply to all current CRA performance evaluations, many factors play a role in assessing a financial institution’s CRA performance. The institution’s regulator must consider its financial capacity and size, legal impediments, local economic conditions and demographics, including the competitive environment in which it operates. The evaluation does not rely on absolute standards, and the institutions are not required to perform specific activities or to provide specific amounts or types of credit. The Bank maintains a CRA statement for public viewing, as well as an annual CRA highlights document. These documents describe the Bank’s credit programs and services, community outreach activities, public comments and other efforts to meet community credit needs. The Bank’s last CRA exam was July 29, 2013 and the Bank received a “satisfactory” rating under the Intermediate Small Savings Association criteria. An exam has been performed in January 2017 covering the period from the previous exam in July 2013 to December 31, 2015. No results of this exam have been received as of the filing of this report.

Bank Secrecy Act. The Bank Secrecy Act (BSA) requires financial institutions to verify the identity of clients, keep records and file reports that are determined to have a high degree of usefulness in criminal, tax and regulatory matters, and to implement anti-money laundering programs and compliance procedures. The impact on Bank operations from the BSA depends on the types of clients served by the Bank.

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

On February 8, 2013, the Treasury sold the Preferred Stock to unaffiliated third party investors in a private transaction for $18.8 million. The Company received no proceeds from the sale and it had no effect on the Company’s capital, financial condition, or results of operations. The Company has redeemed all of the outstanding Preferred Stock with the final $10 million being redeemed on February 17, 2015.

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

Bradley C. Krehbiel, age 58. Mr. Krehbiel has been a director of HMN and President of the Bank since 2009, President of HMN since 2010, and Chief Executive Officer of HMN and the Bank since 2012. Prior to that, he had been the Executive Vice President of the Bank since 2004. Mr. Krehbiel joined the Bank as Vice President of Business Banking in 1998. Prior to his employment at the Bank, Mr. Krehbiel held several positions in the financial services industry.

Jon J. Eberle, age 51. Mr. Eberle is Chief Financial Officer, Senior Vice President and Treasurer of HMN and the Chief Financial Officer, Executive Vice President and Treasurer of the Bank. Mr. Eberle has held the Chief Financial Officer and Treasurer positions since 2003 and the Executive Vice President position since 2012. Prior to that he served as a Vice President since 2000 and as the Controller since 1998. From 1994 to 1998, he served as the Director of Internal Audit for HMN and the Bank. Prior to his employment at the Bank, Mr. Eberle worked for six years as a certified public accountant with a national accounting firm.

Lawrence D. McGraw, age 53. Mr. McGraw has served as the Chief Operating Officer and Executive Vice President of the Bank since 2012. Prior to that he served as Chief Credit Officer and Senior Vice President since 2010. Prior to his employment at the Bank, Mr. McGraw served as Regional President and Chief Banking Officer of a Minnesota community bank from 2005 until 2010. From 2001 to 2005 he served as the President and Chief Executive Officer of a branch location of the same community bank. Prior to his tenure at the Minnesota community bank, Mr. McGraw held various positions at two other community banks and the FDIC.

Susan K. Kolling, age 65. Ms. Kolling has served as Senior Vice President of the Bank and HMN since 1995. From 2001 to 2013, when she reached established board term limits, she also served as a Director of HMN and the Bank. Ms. Kolling served as a Vice President of the Bank from 1992 to 1994.

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

If the Company were to raise capital through the issuance of additional shares of common stock or other equity securities, it would dilute the ownership interests of existing stockholders, dilute the Company’s earnings per share, and, if issued at a price less than the Company’s book value, dilute the per share book value of our common stock, and could result in a change in control of the Company and the Bank. New investors may also have rights, preferences and privileges senior to our current stockholders which may adversely impact our current stockholders. Our ability to raise additional capital through the issuance of equity securities, if deemed prudent, would depend on conditions in the capital markets at that time, which are outside of our control, and on our financial performance. A significant investment by a person or group may also necessitate an amendment to our Certificate of Incorporation, which would require stockholder approval. Accordingly, we may not be able to raise additional capital, if needed, at all, on favorable economic terms, or other terms acceptable to us.

The Bank may not be able to meet its cash flow needs on a timely basis at a reasonable cost, and its cost of funds for banking operations may significantly increase as a result of general economic conditions, interest rates and competitive pressures. HMN, on an unconsolidated basis, has limited capital resources and liquidity to assist the Bank with its liquidity and capital requirements.

Liquidity is the ability to meet cash flow needs on a timely basis and at a reasonable cost. The liquidity of the Bank is used to pay expenses, make loans and to repay deposit and borrowing liabilities as they become due or are demanded by clients and creditors. Many factors affect the Bank’s ability to meet liquidity needs, including variations in the markets served by its network of offices, its composition of assets and liabilities, reputation and standing in the marketplace and general economic conditions.

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

HMN’s primary source of cash is dividends from the Bank, and the Bank is restricted from paying dividends to HMN unless certain conditions are met under bank regulatory requirements. At December 31, 2016, HMN had $3.3 million in cash and other assets that could readily be turned into cash. Primarily, HMN requires cash for the payment of holding company level expenses, including interest and principal payments on its third party note payable, director and management fees, legal expenses and regulatory costs. HMN does not anticipate that it will have on a stand-alone basis adequate liquid resources to make all of the required cash payments for these items in the future. To meet these payment requirements or other potential HMN liquidity or capital needs would require dividends from the Bank or external capital. Failure to meet regulatory requirements for any future dividends from the Bank to HMN, or to receive dividends in amounts deemed satisfactory by HMN, could cause HMN to require other sources of liquidity for its needs in 2017 and beyond. Further information about HMN’s liquidity position is available on page 20 in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” section of the Annual Report incorporated by reference in Part II, Item 7 of this Form 10-K.

Our allowance for loan losses may prove to be insufficient to absorb losses or appropriately reflect, at any given time, the inherent risk of loss in our loan portfolio.

Our non-performing assets were at $3.9 million, or 0.57% of total assets at December 31, 2016. Classified loans at December 31, 2016 were $28.2 million, or 5.0% of total loans. Classified loans represent special mention, performing substandard, and non-performing loans. The level of our classified loans was primarily due to the moderate economic recovery we are experiencing and the continued slow recovery of real estate values in some of the markets we serve. If the economic recovery does not continue and/or the real estate markets do not continue to improve, these assets may not perform according to their terms and the value of the collateral may be insufficient to pay any remaining loan balance. If this occurs, we may experience losses or an increased risk of loss in our loan portfolio, which could have a negative effect on our results of operations. Like all financial institutions, we maintain an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety. Our allowance for loan losses may not be sufficient to cover actual loan losses or the inherent risk of loss in our loan portfolio, and future provision for loan losses could materially adversely affect our operating results.

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

In order to enhance the yield and shorten the term-to-maturity of its loan portfolio, the Company has expanded its commercial business and commercial real estate lending and these categories of loans represented over 50% of the total loans receivable in each of the past five years. Some of the Company’s commercial real estate portfolio is in land development loans, while many of the Company’s commercial business loans were made to borrowers associated with the real estate industry. Commercial business and commercial real estate loans generally, and land development loans in particular, present a higher level of risk than loans secured by single family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans.

Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed or properties intended for resale are not developed and sold), the borrower’s ability to repay the loan and the underlying collateral may be impaired. Commercial business loans to businesses that are dependent on the cash flow generated by the sale or leasing of real estate are similarly impacted. The Company’s commercial business and commercial real estate loan portfolios have experienced difficulties in the past, which has adversely affected the Company’s results of operations and financial condition. At December 31, 2016, the Company classified $3.3 million of loans as non-performing, of which $1.8 million related to commercial business and commercial real estate loans. At December 31, 2016, total classified loans included $24.6 million of commercial business and commercial real estate loans. The Company may experience actual losses in respect of these classified loans and further increases in the level of classified loans in our loan portfolio that may require further increases in our provision for loan losses.

Regional economic changes in the Company’s markets have in the past adversely impacted, and may in the future adversely impact, results from operations.

Like all financial institutions, the Company is subject to the effects of any economic downturn, and in particular a significant decline in home values and reduced commercial development in the Company’s markets has had a negative effect on results of operations in the past. The Company’s success depends primarily on the general economic conditions in the counties in which the Company conducts business, and in the southern Minnesota and northern Iowa areas in general. Unlike larger financial institutions that are more geographically diversified, the Company provides banking and financial services to clients primarily in the southern Minnesota counties of Dodge, Fillmore, Freeborn, Houston, Mower, Olmsted and Winona and portions of Steele, Goodhue and Wabasha counties, as well as Marshall county in Iowa. The local economic conditions in these market areas have a significant impact on the Company’s ability to originate loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. A significant decline in the general economic conditions caused by inflation, recession, unemployment or other factors beyond the Company’s control can affect and has in the past affected these local economic conditions and can adversely affect and has in the past adversely affected the Company’s financial condition and results of operations. The Company has a significant amount of commercial business and commercial real estate loans and decreases in tenant occupancy and development home sales can have, and in the past have had, a negative effect on the ability of many of the Company’s borrowers to make timely repayments of their loans and the value of the collateral held as security for these loans, which can have, and in the past has had, an adverse impact on the Company’s earnings.

Because of the asset size of the Company, adverse performance affecting a few large loans or lending relationships can cause significant volatility in earnings.

Due to the Company’s asset size, the provision for loan losses or charge offs associated with individual loans can be large relative to the Company’s earnings for a particular period. If one or a few relatively large loans become non-performing in a period and the Company is required to increase its loss reserves, or to write off principal or interest relative to such loans, the operating results for that period could be significantly adversely affected. The effect on results of operations for any given period from a change in the performance of a small number of loans may be disproportionately larger than the impact of such loans on the quality of the Company’s overall loan portfolio. The Company’s current internal lending limit is $7.5 million and the regulatory lending limit was $12.5 million at December 31, 2016. The Bank’s largest borrowing relationship had outstanding loans totaling $11.7 million and was performing at December 31, 2016.

The Company operates in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations.

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

The Dodd-Frank Act continues to change the bank regulatory structure and to affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies, including the Company. The Dodd-Frank Act requires various federal agencies, including the FRB, the OCC and the CFPB, to adopt a broad range of new implementing rules and regulations. The federal agencies were given significant discretion in drafting the implementing rules and regulations, and many of the requirements called for in the Dodd-Frank Act are being implemented over the course of several years. The full impact of changes resulting from the Dodd-Frank Act on our operations is ongoing. These changes and other changes in the regulatory landscape may significantly impact the profitability of business activities, require material changes to certain business practices, impose more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business.

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

The USA Patriot and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If these activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury Department’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of clients seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions. In recent years, several banking institutions have received large fines for non-compliance with these laws and regulations. Although the Bank has developed policies and procedures designed to ensure compliance, regulators may take enforcement action against the Bank in the event of noncompliance.

Changes in interest rates could negatively impact the Company’s results of operations.

The earnings of the Company are primarily dependent on net interest income, which is the difference between interest earned on loans and investments and interest paid on interest-bearing liabilities such as deposits and borrowings. Interest rates are highly sensitive to many factors, including government monetary and fiscal policies and domestic and international economic and political conditions. Conditions such as inflation, recession, unemployment, money supply, government borrowing and other factors beyond management’s control may also affect interest rates. If the Company’s interest-earning assets mature, reprice or prepay more quickly than interest-bearing liabilities in a given period, a decrease in market interest rates could adversely affect net interest income. Likewise, if interest-bearing liabilities mature or reprice, or, in the case of deposits, are withdrawn by the accountholder, more quickly than interest-earning assets in a given period, an increase in market interest rates could adversely affect net interest income. Given the Company’s assets and liability composition as of December 31, 2016, a falling interest rate environment would negatively impact the Company’s results of operations. The effect on our deposits of decreases in interest rates generally lags the effect on our assets. The lagging effect of deposit rate changes is primarily due to the Bank’s deposits that are in the form of certificates of deposit, which do not re-price immediately when the federal funds rate changes.

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

Third parties with which the Company does business or that facilitate its business activities, including vendors and retailers, could also be sources of operational and information security risk to the Company. There have been increasingly sophisticated and large-scale efforts on the part of third parties to breach data security with respect to financial transactions, including intercepting account information at locations where clients make purchases, as well as the use of social engineering schemes such as “phishing.” For example, large retailers have reported data breaches resulting in the loss of client information. In the event that third parties are able to misappropriate financial information of the Bank’s clients, even if such breaches take place due to weaknesses in other parties' internal data security procedures, the Company could suffer reputational or financial losses which could have a material adverse effect on its financial condition and results of operations.

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

Loss of large checking and money market deposit clients could increase cost of funds and have a negative effect on results of operations.

The Company has a number of large deposit clients that maintain balances in checking and money market accounts at the Bank. At December 31, 2016, there were $61.9 million in checking and money market accounts of clients in the ethanol and other industries that have relationship balances greater than $5 million. The ability to attract and retain these types of deposits has a positive effect on the Company’s net interest margin as they provide a relatively low cost of funds to the Company compared to certificates of deposits or advances. If these depositors were to withdraw these funds and the Bank was not able to replace them with similar types of deposits, the Banks cost of funds would increase and the Company’s results of operation would be negatively impacted.

We may decide to continue to grow our business through acquisitions, which may disrupt or harm our business and dilute stockholder value.

The Company completed acquisitions in the second quarter of 2016 and the third quarter of 2015. The Company continues to regularly monitor acquisition opportunities and conducts due diligence activities related to possible transactions with banks and other financial institutions. Negotiations may take place and future acquisitions may occur at any time. Our ability to grow through acquisitions will depend, in part, on the availability of suitable acquisition targets at acceptable prices, terms, and conditions; our ability to compete effectively for these acquisition candidates; and the availability of capital and personnel to complete such acquisitions and run the acquired business effectively. These risks could be heightened if we complete a large acquisition or multiple acquisitions within a relatively short period of time.

The benefits of an acquisition may take more time than expected to develop or integrate into our operations and we cannot guarantee that any acquisition will ultimately produce any benefits. Acquiring other banks, businesses, or branches involves various risks, such as potential disruption of the Company’s business, including diversion of management’s attention; difficulty in valuing the target company; potential exposure to undisclosed, contingent, or other liabilities or problems, unanticipated costs associated with an acquisition, and an inability to recover or manage such liabilities and costs; exposure to potential asset quality issues of the target company; volatility in reported income as goodwill and other impairment losses could occur irregularly and in varying amounts; difficulty and expense of integrating the operations and personnel of the target company or in realizing projected efficiencies, revenue increases, costs savings, increased market presence, or other projected benefits; potential loss of key employees or clients of the Company or the target company; dilution to existing stockholders if securities are issued as part of transaction consideration or to fund transaction consideration; and potential changes in banking or tax laws or regulations that may affect the target company. Any of the foregoing factors could have a material adverse effect on the Company’s financial condition and results of operations.

Risks related to our Common Stock

The price of our common stock has been volatile and could continue to fluctuate in the future.

During the year ended December 31, 2016, the closing price of our common stock on The NASDAQ Global Market ranged from $10.90 to $18.50 per share, and over the period from January 1, 2013 to December 31, 2016 it has ranged from $2.99 to $18.50. Our closing sale price on December 31, 2016 was $17.50 per share and on February 17, 2017 it was $18.50 per share. Our stock generally trades in relatively low volumes and its price may fluctuate in response to a number of events and factors, including, but not limited to, variations in operating results, litigation or governmental and regulatory proceedings, market perceptions of our financial reporting, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions.

We may issue additional stock, or reissue shares of treasury stock, without shareholder consent.

We have authorized 16,000,000 shares of common stock. As of December 31, 2016, 9,128,662 shares were issued and outstanding (including 4,639,739 shares that were held as treasury stock), and 6,871,338 shares were unissued. Of the unissued shares of common stock 833,333 were reserved for issuance pursuant to outstanding warrants, 49,229 shares were reserved for issuance pursuant to outstanding options and 54,876 shares were reserved for issuance pursuant to our equity incentive plans. The board of directors has authority, without action or vote of the stockholders, to issue all or part of the authorized but unissued shares and to reissue all of the treasury shares. Additional shares may be issued, or treasury shares reissued, in connection with future financing, acquisitions, employee stock plans, or otherwise. Any such issuance, or reissuance, will dilute the percentage ownership of existing stockholders. We are also currently authorized to issue up to 500,000 shares of preferred stock and as of December 31, 2016, there were no preferred stock shares issued and outstanding. Under our certificate of incorporation, our board of directors can issue additional preferred stock in one or more series and fix the terms of such stock without shareholder approval. Preferred stock may include the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions. The issuance of preferred stock could adversely affect the rights of the holders of common stock and reduce the value of the common stock. In addition, specific rights granted to holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party.

Future sale of shares of our common stock in the public market upon exercise of the outstanding warrants could depress our stock price.

Shares issuable upon exercise of the outstanding warrants represented beneficial ownership of approximately 16% of our common stock as of December 31, 2016. The warrants, or shares issuable upon exercise of the warrants may be eligible for sale publicly under Rule 144 under the Securities Act of 1933 in certain circumstances. Sales of substantial amounts of our common stock, whether upon exercise of the warrants or otherwise, or the perception that those sales could occur may adversely affect the market price of our common stock.

Our ability to pay dividends on or repurchase our common stock is significantly restricted. We have not paid a dividend on our common stock during the last eight years and our current financial condition and results of operations and ongoing expenses, including the interest and principal payments due on our third party note payable, make payment of any such dividend unlikely in the foreseeable future.

We are a stock savings bank holding company and our operations are conducted primarily by the Bank. Since we receive substantially all of our revenue from dividends from the Bank, our ability to pay dividends on our common stock depends on our receipt of dividends from the Bank. Dividend payments from the Bank are subject to legal and regulatory limitations. The ability of the Bank to pay dividends to us is also subject to its profitability, financial condition, capital needs and other cash flow requirements. There is no assurance that the Bank will be able to pay dividends to us in the future or that we will generate adequate cash flow to pay dividends in the future. The inability to receive dividends from the Bank could have an adverse effect on our business and financial condition.

At December 31, 2016, the Company had an outstanding balance of $7.0 million on a note to an unrelated third party with an interest rate of 6.50% per annum. The principal balance of the loan is payable in consecutive equal annual installments of $1.0 million on each anniversary of the date of the Loan Agreement, commencing on December 15, 2015, with the balance due on December 15, 2021. The Company may prepay the note in whole or in part without penalty.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company leases its corporate office in Rochester, Minnesota and owns the buildings and land for 10 of its 13 full service branches. The remaining three full service branches and four loan origination offices are leased. These leased branches are located at 1016 Civic Center Drive NW, Rochester, Minnesota; 100 1st Ave Bldg., Suite 200, Rochester, Minnesota; and 2805 Dodd Road, Suite 160, Eagan, Minnesota. The leased loan origination offices are located at 50 14th Avenue East, Suite 100, Sartell, Minnesota; 1850 Austin Road, Suite 103, Owatonna, Minnesota; 3960 Hillside Drive, Suite 206, Delafield, Wisconsin; and 100 Warren Street, Suite 300, Mankato, Minnesota. The Bank uses all properties and they are all located in Minnesota, except for one full service branch located in Iowa and one loan origination office located in Wisconsin.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information on page 22 under the caption “Dividends”, “Note 16 Stockholders’ Equity” of the Notes to Consolidated Financial Statements, on page 56, page 68 under the caption “Common Stock Information” and the inside back cover page of the Annual Report is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

The information on page 5 under the caption “Five Year Consolidated Financial Highlights” of the Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The table on page 8 and the tables regarding investment maturities on page 20 of Part 1 Item 1 of this Form 10-K, as well as the information on pages 6 through 26 under the caption “Management Discussion and Analysis” (other than the section captioned “Market Risk”) of the Annual Report is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements (including the Notes to Consolidated Financial Statements) on pages 27 through 63 of the Annual Report, are incorporated herein by reference.

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

Under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under this framework, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016. The Company has not included an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our independent registered public accounting firm is not required to attest to management's report pursuant to Item 308(b) of Regulation S-K because the Company is not an accelerated filer or large accelerated filer.

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

ITEM 9b. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from the information under the caption “Executive Officers of the Registrant” in Part I, Item 1, of this report and under the captions “Proposal 1 – Election of Directors - Board of Directors,” “Corporate Governance - Committees of the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Company’s fiscal year ended December 31, 2016 (the 2017 Proxy Statement).

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the information under the caption “2016 Executive Compensation” and “2016 Director Compensation” in the 2017 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from the information under the captions “Security Ownership of Management and Certain Beneficial Owners” and “Other Equity Compensation Plan Information” in the 2017 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from the information under the captions “Corporate Governance – Committees of the Board of Directors; - Director Independence; - Related Person Transaction Approval Policy; and - Certain Transactions” in the 2017 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTing FEES AND SERVICES

The information required by this Item is incorporated by reference from the information under the captions “Corporate Governance - Independent Registered Public Accounting Firm Fees” and “-Approval of Independent Registered Public Accounting Firm Services and Fees” in the 2017 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

The following financial statements appearing in the Company's Annual Report, are incorporated herein by reference.

Pages in
Annual Report Section	2016 Annual Report
Consolidated Balance Sheets --
December 31, 2016 and 2015	27

Consolidated Statements of Comprehensive Income --
Each of the Years in the Three-Year Period Ended December 31, 2016	28

Consolidated Statements of Stockholders’ Equity --
Each of the Years in the Three-Year Period Ended December 31, 2016	29

Consolidated Statements of Cash Flows --
Each of the Years in the Three-Year Period Ended December 31, 2016	30

Notes to Consolidated Financial Statements	31

Report of Independent Registered Public Accounting Firm	64

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

ITEM 16. FORM 10-K SUMMARY

 None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HMN FINANCIAL, INC.
Date: March 10, 2017	By:	/s/Bradley Krehbiel
Bradley Krehbiel,
President and CEO

Each of the undersigned hereby appoints Hugh Smith and Jon Eberle, and each of them (with full power to act alone), as attorneys and agents for the undersigned, with full power of substitution, for and in the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission under the Securities Act of 1934, as amended, any and all amendments and exhibits to this Form 10-K and any and all applications, instruments, and other documents to be filed with the Securities and Exchange Commission pertaining to this Form 10-K or any amendments thereto, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary or desirable. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 10, 2017.

Name	Title
/s/ Bradley Krehbiel	President and CEO
Bradley Krehbiel	(Principal Executive Officer)

/s/ Jon.Eberle	Senior Vice President, Chief Financial Officer and Treasurer
Jon Eberle	(Principal Financial and Accounting Officer)

/s/ Hugh Smith	Chairman of the Board
Hugh Smith

/s/ Allen Berning	Director
Allen Berning

/s/ Michael Bue	Director
Michael Bue

/s/ Bernard Nigon	Director
Bernard Nigon

/s/ Wendy Shannon	Director
Wendy Shannon

/s/ Patricia Simmons	Director
Patricia Simmons

/s/ Mark Utz	Director
Marl Utz

/s/ Hans Zietlow	Director
Hans Zietlow

INDEX TO EXHIBITS

Exhibit Number	Exhibit	Filing Status
3.1	Certificate of Incorporation (Amended and Restated through July 28, 2015)	Incorporated by Reference (1)
3.2	Amended and Restated By-laws	Incorporated by Reference (2)
4.1	Form of Common Stock Certificate	Incorporated by Reference (3)
4.2	Form of Warrant to Purchase Common Stock	Incorporated by Reference (4)
10.1†	Form of Change in Control Agreement with executive officers	Incorporated by Reference (5)
10.2†	Directors Deferred Compensation Plan	Incorporated by Reference (6)
10.3†	Non-Employee Director Stock Purchase Plan	Incorporated by Reference (7)
10.4†	Description of annual awards to non-employee directors under the 2009 Equity Incentive Plan and form of Restricted Stock Agreement (approved April 28, 2015)	Incorporated by Reference (8)
10.5†	HMN Financial, Inc. Employee Stock Ownership Plan (Amended and Restated January 1, 2016)	Incorporated by Reference (9)
10.6†	HMN Financial, Inc. 2009 Equity Incentive Plan	Incorporated by Reference (10)
10.7†	Form of Restricted Stock Agreement under HMN Financial, Inc. 2009 Equity Incentive Plan	Incorporated by Reference (11)
10.8†	Form of Restricted Stock Agreement under HMN Financial, Inc. 2009 Equity Incentive Plan (Approved April 28, 2015)	Incorporated by Reference (12)
10.9†	Form of Incentive Stock Option Agreement under HMN Financial, Inc. 2009 Equity Incentive Plan (Approved January 26, 2016)	Incorporated by Reference (13)
10.10†	Form of Non-Statutory Stock Option Agreement under HMN Financial, Inc. 2009 Equity Incentive Plan	Incorporated by Reference (14)
10.11†	Executive Management Incentive Plan (Amended and Restated January 31, 2017)	Filed Electronically
10.12†	Amendment to the January 2014 Restricted Stock Award Agreements (Amended January 26, 2016)	Incorporated by Reference (15)
13	Portions of Annual Report to Security Holders incorporated by reference	Filed Electronically
21	Subsidiaries of Registrant	Filed Electronically
23	Consent of CliftonLarsonAllen LLP	Filed Electronically
24	Powers of Attorney	Included with Signatures
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically
32	Section 1350 Certifications	Filed Electronically
101

Financial Statements of the Company from the Annual Report on Form 10-K for the year ended December 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statement of Comprehensive Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

Filed Electronically
† Management contract or compensatory arrangement.

1	Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2015 (File No. 000-24100).
2	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated March 5, 2012 (File No. 000-24100).
3	Incorporated by reference to the same numbered exhibit to the Company’s Registration Statement on Form S-1 dated April 1, 1994 (File No. 33-77212).

4	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 19, 2008, filed on December 23, 2008 (File No. 000-24100).
5	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 27, 2014, filed on June 2, 2014 (File No. 000-24100).
6	Incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 1994 (File No. 000-24100).
7	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015 (File No. 000-24100).
8	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015 (File No. 000-24100).
9	Incorporated by reference to Exhibit 10. 5 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2015 (File No. 000-24100).
10	Incorporated by reference to Exhibit A to the Company’s Proxy Statement for its Annual Meeting of Stockholders held on April 28, 2009 (File No. 000-24100).
11	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated May 6, 2009, filed on May 12, 2009 (File No. 000-24100).
12	Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2015 (File No. 000-24100).
13	Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2015 (File No. 000-24100).
14	Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K dated May 6, 2009, filed on May 12, 2009 (File No. 000-24100).
15	Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2015 (File No. 000-24100).