Form 10-Q
period 2017-03-31
HMN FINANCIAL INC
filed 2017-05-05
CIK 921183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 2017

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

     Yes ☒          No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐          Accelerated filer ☐           Non-accelerated filer ☐          Smaller reporting company ☒

                                                                               (Do not check if a smaller reporting company)

Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐          No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at April 25, 2017
Common stock, $0.01 par value	4,495,258

HMN FINANCIAL, INC.

PART I – FINANCIAL INFORMATION

Item 1 : Financial Statements

HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31,	December 31,
(Dollars in thousands)	2017	2016
	(unaudited)
Assets
Cash and cash equivalents	$12,489	27,561
Securities available for sale:
Mortgage-backed and related securities (amortized cost $785 and $993)	797	1,005
Other marketable securities (amortized cost $78,812 and $78,846)	77,751	77,472
	78,548	78,477

Loans held for sale	2,430	2,009
Loans receivable, net	565,040	551,171
Accrued interest receivable	2,417	2,626
Real estate, net	642	611
Federal Home Loan Bank stock, at cost	817	770
Mortgage servicing rights, net	1,624	1,604
Premises and equipment, net	8,121	8,223
Goodwill	802	802
Core deposit intangible	429	454
Prepaid expenses and other assets	1,800	1,768
Deferred tax asset, net	5,822	5,947
Total assets	$680,981	682,023

Liabilities and Stockholders’ Equity
Deposits	$591,376	592,811
Other borrowings	7,000	7,000
Accrued interest payable	205	236
Customer escrows	1,513	1,011
Accrued expenses and other liabilities	3,487	5,046
Total liabilities	603,581	606,104
Commitments and contingencies
Stockholders’ equity:
Serial preferred stock ($.01 par value): authorized 500,000 shares; none issued or outstanding	0	0
Common stock ($.01 par value): authorized 16,000,000; issued shares 9,128,662	91	91
Additional paid-in capital	50,430	50,566
Retained earnings, subject to certain restrictions	88,102	86,886
Accumulated other comprehensive loss	(632)	(820)
Unearned employee stock ownership plan shares	(2,175)	(2,223)
Treasury stock, at cost 4,633,404 and 4,639,739 shares	(58,416)	(58,581)
Total stockholders’ equity	77,400	75,919
Total liabilities and stockholders’ equity	$680,981	682,023

    See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2017	2016
Interest income:
Loans receivable	$6,360	6,094
Securities available for sale:
Mortgage-backed and related	7	20
Other marketable	268	372
Cash equivalents	23	38
Other	2	1
Total interest income	6,660	6,525

Interest expense:
Deposits	292	226
Federal Home Loan Bank advances and other borrowings	115	148
Total interest expense	407	374
Net interest income	6,253	6,151
Provision for loan losses	(270)	(732)
Net interest income after provision for loan losses	6,523	6,883

Non-interest income:
Fees and service charges	825	779
Loan servicing fees	301	261
Gain on sales of loans	519	487
Other	236	228
Total non-interest income	1,881	1,755

Non-interest expense:
Compensation and benefits	3,944	3,695
Gains on real estate owned	(6)	(349)
Occupancy and equipment	1,040	990
Data processing	291	273
Professional services	259	251
Other	819	831
Total non-interest expense	6,347	5,691
Income before income tax expense	2,057	2,947
Income tax expense	841	1,173
Net income	1,216	1,774
Other comprehensive income, net of tax	188	138
Comprehensive income available to common shareholders	$1,404	1,912
Basic earnings per share	$0.29	0.43
Diluted earnings per share	$0.25	0.38

   See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders' Equity

For the Three Month Period Ended March 31, 2017

(unaudited)

					Unearned
					Employee
				Accumulated	Stock		Total
		Additional		Other	Ownership		Stock-
	Common	Paid-In	Retained	Comprehensive	Plan	Treasury	Holders’
(Dollars in thousands)	Stock	Capital	Earnings	Loss	Shares	Stock	Equity
Balance, December 31, 2016	$91	50,566	86,886	(820)	(2,223)	(58,581)	75,919
Net income			1,216				1,216
Other comprehensive income				188			188
Stock compensation expense		10					10
Restricted stock awards		(219)				219	0
Stock awards withheld for tax withholding						(54)	(54)
Amortization of restricted stock awards		36					36
Earned employee stock ownership plan shares		37			48		85
Balance, March 31, 2017	$91	50,430	88,102	(632)	(2,175)	(58,416)	77,400

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016
Cash flows from operating activities:
Net income	$1,216	1,774
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	(270)	(732)
Depreciation	233	195
Amortization of discounts, net	0	(8)
Amortization of deferred loan fees	(40)	(383)
Amortization of core deposit intangible	25	19
Amortization of fair value adjustments on purchased assets and liabilities	(24)	(171)
Amortization of mortgage servicing rights	124	132
Capitalized mortgage servicing rights	(144)	(89)
Gain on sales of real estate owned	(6)	(349)
Gain on sales of loans	(519)	(487)
Proceeds from sale of loans held for sale	20,958	16,494
Disbursements on loans held for sale	(15,856)	(12,303)
Amortization of restricted stock awards	36	49
Amortization of unearned employee stock ownership plan shares	48	49
Earned employee stock ownership plan shares priced above original cost	37	12
Stock option compensation expense	10	20
Decrease in accrued interest receivable	209	120
Decrease in accrued interest payable	(31)	(12)
Decrease in other assets	26	205
(Decrease) increase in other liabilities	(1,569)	77
Other, net	10	16
Net cash provided by operating activities	4,473	4,628
Cash flows from investing activities:
Principal collected on securities available for sale	234	307
Proceeds collected on maturities of securities available for sale	5,000	56,020
Purchases of securities available for sale	(4,999)	(49,968)
Purchase of Federal Home Loan Bank stock	(667)	(79)
Redemption of Federal Home Loan Bank stock	620	0
Proceeds from sales of real estate	15	1,305
Net increase in loans receivable	(18,626)	(30,779)
Purchases of premises and equipment	(138)	(309)
Net cash used by investing activities	(18,561)	(23,503)
Cash flows from financing activities:
Decrease in deposits	(1,432)	(7,869)
Stock awards repurchased for tax withholding	(54)	0
Proceeds from borrowings	15,500	0
Repayment of borrowings	(15,500)	0
Increase in customer escrows	502	728
Net cash used by financing activities	(984)	(7,141)
Decrease in cash and cash equivalents	(15,072)	(26,016)
Cash and cash equivalents, beginning of period	27,561	39,782
Cash and cash equivalents, end of period	$12,489	13,766
Supplemental cash flow disclosures:
Cash paid for interest	$438	387
Cash paid for income taxes	1,765	156
Supplemental noncash flow disclosures:
Loans transferred to loans held for sale	5,054	4,408
Transfer of loans to real estate	40	591

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

(2) Basis of Preparation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of comprehensive income, consolidated statement of stockholders' equity and consolidated statements of cash flows in conformity with U.S. generally accepted accounting principles (GAAP). However, all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The results of operations for the three-month period ended March 31, 2017 are not necessarily indicative of the results which may be expected for the entire year.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this ASU affect all entities that measure credit losses on financial instruments including loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial asset that has a contractual right to receive cash that is not specifically excluded. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this ASU replace the incurred loss impairment methodology required in current GAAP with a methodology that reflects expected credit losses that requires consideration of a broader range of reasonable and supportable information to estimate credit losses. The amendments in this ASU will affect entities to varying degrees depending on the credit quality of the assets held by the entity, the duration of the assets held, and how the entity applies the current incurred loss methodology. The amendments in this ASU, for public business entities that are U.S. Securities and Exchange Commission (SEC) filers, are effective for fiscal years beginning after December 15, 2019, including interim periods within those annual periods. All entities may adopt the amendments in the ASU early as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Amendments should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Management is still in the process of evaluating the impact that the adoption of this ASU in the first quarter of 2020 will have on the Company’s consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 323). The amendments in the ASU add and amend SEC paragraphs pursuant to the SEC staff announcement at the September 22, 2016 and November 17, 2016 Emerging Issues Task Force (EITF) meetings. The September announcement is about the disclosure of the impact that recently issued accounting standards will have on the financial statements of a registrant when such standards are adopted in a future period. The announcement applies to ASU 2014-09, Revenue from Contracts with Customers (Topic 606); ASU 2016-02, Leases (Topic 842); and ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and to any subsequent amendments to these ASU’s that are issued prior to their adoption. The November announcement made amendments to conform the SEC Observer comment on accounting for tax benefits resulting from investments in qualified affordable housing projects to the guidance issued in Accounting Standards Update No. 2014-01, Investments-Equity Method and Joint Ventures (Topic 323); Accounting for Investments in Qualified Affordable Housing Projects. This ASU is intended to improve transparency and is effective for public business entities upon issuance. The adoption of this ASU is not anticipated to have a material impact on the Company’s consolidated financial statements other than to enhance the disclosures on the effects of new accounting pronouncements as they move closer to adoption in future periods.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in this ASU were issued to address concerns over the cost and complexity of the two-step goodwill impairment test and resulted in the removal of the second step of the test. The amendments require an entity to apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. This ASU is intended to reduce the cost and complexity of the two-step goodwill impairment test and is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years with early adoption permitted for testing performed after January 1, 2017. Upon adoption, the amendments should be applied using a prospective basis and the entity is required to disclose the nature of and reason for the change in accounting principle upon transition. The adoption of this ASU in the fourth quarter of 2020 when the annual assessment is completed is not anticipated to have a material impact on the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The amendments in this ASU shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount as discounts continue to be amortized to maturity. This ASU is intended to more closely align the amortization period of premiums and discounts to expectations incorporated in market pricing on the underlying securities. In most cases, market participants price securities to the call date that produces the worst yield when the coupon is above current market rates and prices securities to maturity when the coupon is below market rates. As a result, the amendments more closely align interest income recorded on bonds held at a premium or a discount with the economics of the underlying instrument. This ASU is intended to reduce diversity in practice and is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 with early adoption permitted. Upon adoption, the amendments should be applied using a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Additionally, in the period of adoption, an entity should provide disclosures about a change in accounting principles. The adoption of this ASU in the first quarter of 2019 is not anticipated to have a material impact on the Company’s consolidated financial statements.

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

The following table summarizes the assets of the Company for which fair values are determined on a recurring basis as of March 31, 2017 and December 31, 2016.

	Carrying value at March 31, 2017
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale	$78,548	0	78,548	0
Mortgage loan commitments	124	0	124	0
Total	$78,672	0	78,672	0

	Carrying value at December 31, 2016
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale	$78,477	0	78,477	0
Mortgage loan commitments	66	0	66	0
Total	$78,543	0	78,543	0

There were no transfers between Levels 1, 2, or 3 during the three months ended March 31, 2017.

The Company may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of the lower-of-cost-or-market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis that were still held at March 31, 2017 and December 31, 2016, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at March 31, 2017 and December 31, 2016.

	Carrying value at March 31, 2017
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Three months ended March 31, 2017 total gains (losses)
Loans held for sale	$2,430	0	2,430	0	18
Mortgage servicing rights, net	1,624	0	1,624	0	0
Loans(1)	4,028	0	4,028	0	9
Real estate, net(2)	642	0	642	0	0
Total	$8,724	0	8,724	0	27

	Carrying value at December 31, 2016
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Year ended December 31, 2016 total gains (losses)
Loans held for sale	$2,009	0	2,009	0	14
Mortgage servicing rights, net	1,604	0	1,604	0	0
Loans(1)	3,582	0	3,582	0	(380)
Real estate, net(2)	611	0	611	0	(197)
Total	$7,806	0	7,806	0	(563)

(1)	Represents carrying value and related write-downs of loans for which adjustments are based on the appraised value of the collateral. The carrying value of loans fully charged-off is zero.
(2)	Represents the fair value and related losses of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

(5)  Fair Value of Financial Instruments

Generally accepted accounting principles require interim reporting period disclosure about the fair value of financial instruments, including assets, liabilities and off-balance sheet items for which it is practicable to estimate fair value. The fair value hierarchy level for each asset and liability, as defined in Note 4, have been included in the following table for March 31, 2017 and December 31, 2016. The fair value estimates are made based upon relevant market information, if available, and upon the characteristics of the financial instruments themselves. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based upon judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. The estimated fair value of the Company’s financial instruments as of March 31, 2017 and December 31, 2016 are shown below.

	March 31, 2017						December 31, 2016
			Fair value hierarchy						Fair value hierarchy
(Dollars in thousands)	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3	Contract amount	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3	Contract amount
Financial assets:

Cash and cash equivalents	$12,489	12,489	12,489				27,561	27,561	27,561
Securities available for sale	78,548	78,548		78,548			78,477	78,477		78,477
Loans held for sale	2,430	2,430		2,430			2,009	2,009		2,009
Loans receivable, net	565,040	566,244		566,244			551,171	552,395		552,395
Federal Home Loan Bank stock	817	817		817			770	770		770
Accrued interest receivable	2,417	2,417		2,417			2,626	2,626		2,626
Financial liabilities:
Deposits	591,376	591,859		591,859			592,811	593,297		593,297
Other borrowings	7,000	7,018		7,018			7,000	7,018		7,018
Accrued interest payable	205	205		205			236	236		236
Off-balance sheet financial instruments:
Commitments to extend credit	124	124				205,170	66	66				184,596
Commitments to sell loans	(32)	(32)				11,934	(22)	(22)				9,595

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

	For the period ended March 31,
(Dollars in thousands)	2017			2016
Securities available for sale:	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Net unrealized gains arising during the period	$313	125	188	229	91	138
Other comprehensive income	$313	125	188	229	91	138

(7) Securities Available For Sale

The following table shows the gross unrealized losses and fair values for the securities available for sale portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2017 and December 31, 2016.

	Less Than Twelve Months			Twelve Months or More			Total
(Dollars in thousands)	# of Investments	Fair Value	Unrealized Losses	# of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2017
Collateralized mortgage obligations:
Federal National Mortgage Association (FNMA)	1	$254	(1)	1	$63	(1)	$317	(2)
Other marketable securities:
U.S. Government agency obligations	14	69,020	(958)	0	0	0	69,020	(958)
Municipal obligations	8	1,128	(3)	0	0	0	1,128	(3)
Corporate preferred stock	0	0	0	1	525	(175)	525	(175)
Total temporarily impaired securities	23	$70,402	(962)	2	$588	(176)	$70,990	(1,138)

	Less Than Twelve Months			Twelve Months or More			Total
(Dollars in thousands)	# of Investments	Fair Value	Unrealized Losses	# of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2016
Collateralized mortgage obligations:
FNMA	1	$262	(3)	1	$104	(2)	$366	(5)
Other marketable securities:
U.S. Government agency obligations	13	63,896	(1,079)	0	0	0	63,896	(1,079)
Municipal obligations	14	2,327	(19)	2	214	(1)	2,541	(20)
Corporate preferred stock	0	0	0	1	350	(350)	350	(350)
Total temporarily impaired securities	28	$66,485	(1,101)	4	$668	(353)	$67,153	(1,454)

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

The unrealized losses reported for corporate preferred stock over twelve months at March 31, 2017 relates to a single trust preferred security that was issued by the holding company of a small community bank. Typical of most trust preferred issuances, the issuer has the ability to defer interest payments for up to five years with interest payable on the deferred balance. Since January 2015, the issuer had deferred its scheduled interest payment as allowed by the terms of the security agreement. In April 2017, the issuer paid all previously deferred interest that was due and all payments were current as of April 15, 2017. The issuer’s subsidiary bank has generated modest net income amounts over the past several years and met the regulatory requirements to be considered “well capitalized” based on its most recent regulatory filing. Based on a review of the issuer, it was determined that the trust preferred security was not other-than-temporarily impaired at March 31, 2017. The Company does not intend to sell the trust preferred security and has the intent and ability to hold it for a period of time sufficient to recover the temporary loss. Management believes that the Company will receive all principal and interest payments contractually due on the securities and that the decrease in the market value is primarily due to a lack of liquidity in the market for trust preferred securities. Management will continue to monitor the credit risk of the issuer and may be required to recognize other-than-temporary impairment charges on this security in future periods.

A summary of securities available for sale at March 31, 2017 and December 31, 2016 is as follows:

(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
March 31, 2017
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation (FHLMC)	$251	9	0	260
FNMA	215	5	0	220
Collateralized mortgage obligations:
FNMA	319	0	(2)	317
	785	14	(2)	797
Other marketable securities:
U.S. Government agency obligations	74,978	11	(958)	74,031
Municipal obligations	2,814	5	(3)	2,816
Corporate obligations	262	2	0	264
Corporate preferred stock	700	0	(175)	525
Corporate equity	58	57	0	115
	78,812	75	(1,136)	77,751
	$79,597	89	(1,138)	78,548

(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
December 31, 2016
Mortgage-backed securities:
FHLMC	$327	10	0	337
FNMA	295	7	0	302
Collateralized mortgage obligations:
FNMA	371	0	(5)	366
	993	17	(5)	1,005
Other marketable securities:
U.S. Government agency obligations	74,979	16	(1,079)	73,916
Municipal obligations	2,819	0	(20)	2,799
Corporate obligations	290	2	0	292
Corporate preferred stock	700	0	(350)	350
Corporate equity	58	57	0	115
	78,846	75	(1,449)	77,472
	$79,839	92	(1,454)	78,477

The following table indicates amortized cost and estimated fair value of securities available for sale at March 31, 2017 based upon contractual maturity adjusted for scheduled repayments of principal and projected prepayments of principal based upon current economic conditions and interest rates.

(Dollars in thousands)	Amortized Cost	Fair Value
Due less than one year	$15,801	15,621
Due after one year through five years	62,688	61,937
Due after five years through ten years	249	249
Due after ten years	801	626
No stated maturity	58	115
Total	$79,597	78,548

The allocation of mortgage-backed securities in the table above is based upon the anticipated future cash flow of the securities using estimated mortgage prepayment speeds. The allocation of other marketable securities that have call features is based on the anticipated cash flows to the expected call date if it is anticipated that the security will be called, or to the maturity date if it is not anticipated to be called.

(8) Loans Receivable, Net

A summary of loans receivable at March 31, 2017 and December 31, 2016 is as follows:

(Dollars in thousands)	March 31, 2017	December 31, 2016
Single family	$106,204	103,255
Commercial real estate:
Real estate rental and leasing	164,646	153,343
Other	148,878	145,737
	313,524	299,080
Consumer	72,282	73,283
Commercial business:
Transportation industry	10,345	10,509
Other	71,954	74,667
	82,299	85,176
Total loans	574,309	560,794
Less:
Unamortized discounts	20	20
Net deferred loan costs	(341)	(300)
Allowance for loan losses	9,590	9,903
Total loans receivable, net	$565,040	551,171

(9) Allowance for Loan Losses and Credit Quality Information

The allowance for loan losses is summarized as follows:

(Dollars in thousands)	Single Family	Commercial Real Estate	Consumer	Commercial Business	Total
Balance, December 31, 2016	$1,186	4,953	1,613	2,151	9,903
Provision for losses	(76)	(90)	(108)	4	(270)
Charge-offs	0	0	(201)	0	(201)
Recoveries	0	95	28	35	158
Balance, March 31, 2017	$1,110	4,958	1,332	2,190	9,590

Balance, December 31, 2015	$990	6,078	1,200	1,441	9,709
Provision for losses	60	(823)	184	(153)	(732)
Charge-offs	0	0	(7)	0	(7)
Recoveries	0	182	18	193	393
Balance, March 31, 2016	$1,050	5,437	1,395	1,481	9,363

Allocated to:
Specific reserves	$235	248	434	71	988
General reserves	951	4,705	1,179	2,080	8,915
Balance, December 31, 2016	$1,186	4,953	1,613	2,151	9,903

Allocated to:
Specific reserves	$197	270	264	67	798
General reserves	913	4,688	1,068	2,123	8,792
Balance, March 31, 2017	$1,110	4,958	1,332	2,190	9,590

Loans receivable at December 31, 2016:
Individually reviewed for impairment	$1,107	1,880	940	643	4,570
Collectively reviewed for impairment	102,148	297,200	72,343	84,533	556,224
Ending balance	$103,255	299,080	73,283	85,176	560,794

Loans receivable at March 31, 2017:
Individually reviewed for impairment	$1,397	2,106	747	576	4,826
Collectively reviewed for impairment	104,807	311,418	71,535	81,723	569,483
Ending balance	$106,204	313,524	72,282	82,299	574,309

The following table summarizes the amount of classified and unclassified loans at March 31, 2017 and December 31, 2016:

	March 31, 2017
	Classified				Unclassified
(Dollars in thousands)	Special Mention	Substandard	Doubtful	Loss	Total	Total	Total Loans
Single family	$532	1,980	46	0	2,558	103,646	106,204
Commercial real estate:
Real estate rental and leasing	9,444	3,372	0	0	12,816	151,830	164,646
Other	3,692	6,860	0	0	10,552	138,326	148,878

Consumer	0	486	107	154	747	71,535	72,282
Commercial business:
Transportation industry	7	3,927	0	0	3,934	6,411	10,345
Other	8,127	3,154	0	0	11,281	60,673	71,954
	$21,802	19,779	153	154	41,888	532,421	574,309

	December 31, 2016
	Classified				Unclassified
(Dollars in thousands)	Special Mention	Substandard	Doubtful	Loss	Total	Total	Total Loans
Single family	$457	2,130	74	0	2,661	100,594	103,255
Commercial real estate:
Real estate rental and leasing	1,577	3,156	0	0	4,733	148,610	153,343
Other	1,702	7,187	0	0	8,889	136,848	145,737

Consumer	0	531	110	299	940	72,343	73,283
Commercial business:
Transportation industry	0	4,065	0	0	4,065	6,444	10,509
Other	3,973	2,916	0	0	6,889	67,778	74,667
	$7,709	19,985	184	299	28,177	532,617	560,794

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

The aging of past due loans at March 31, 2017 and December 31, 2016 are summarized as follows:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
March 31, 2017
Single family	$457	0	126	583	105,621	106,204	0
Commercial real estate:
Real estate rental and leasing	259	0	0	259	164,387	164,646	0
Other	0	0	0	0	148,878	148,878	0
Consumer	262	57	300	619	71,663	72,282	0
Commercial business:
Transportation industry	0	0	0	0	10,345	10,345	0
Other	14	0	226	240	71,714	71,954	0
	$992	57	652	1,701	572,608	574,309	0
December 31, 2016
Single family	$342	158	179	679	102,576	103,255	0
Commercial real estate:
Real estate rental and leasing	0	0	0	0	153,343	153,343	0
Other	0	0	0	0	145,737	145,737	0
Consumer	412	117	140	669	72,614	73,283	0
Commercial business:
Transportation industry	0	0	0	0	10,509	10,509	0
Other	85	0	274	359	74,308	74,667	0
	$839	275	593	1,707	559,087	560,794	0

Impaired loans include loans that are non-performing (non-accruing) and loans that have been modified in a troubled debt restructuring (TDR). The following table summarizes impaired loans and related allowances as of March 31, 2017 and December 31, 2016:

	March 31, 2017			December 31, 2016
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans with no related allowance recorded:
Single family	$533	533	0	217	217	0
Commercial real estate:
Real estate rental and leasing	39	110	0	40	122	0
Other	26	1,682	0	26	1,771	0
Consumer	304	305	0	312	312	0
Commercial business:
Other	226	301	0	274	356	0

Loans with an allowance recorded:
Single family	864	864	197	890	890	235
Commercial real estate:
Real estate rental and leasing	259	259	27
Other	1,782	1,782	243	1,814	1,814	248
Consumer	443	460	264	628	644	434
Commercial business:
Other	350	902	67	369	921	71

Total:
Single family	1,397	1,397	197	1,107	1,107	235
Commercial real estate:
Real estate rental and leasing	298	369	27	40	122	0
Other	1,808	3,464	243	1,840	3,585	248
Consumer	747	765	264	940	956	434
Commercial business:
Other	576	1,203	67	643	1,277	71
	$4,826	7,198	798	4,570	7,047	988

The following table summarizes the average recorded investment and interest income recognized on impaired loans during the three months ended March 31, 2017 and 2016:

	March 31, 2017		March 31, 2016
Dollars in thousands)	AveragRecorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance recorded:
Single family	$375	3	973	6
Commercial real estate:
Real estate rental and leasing	40	0	44	1
Other	26	24	26	161
Consumer	308	3	489	1
Commercial business:
Other	250	0	0	0

Loans with an allowance recorded:
Single family	877	3	1,016	3
Commercial real estate:
Real estate rental and leasing	130	0	0	0
Other	1,798	8	2,196	7
Consumer	536	1	521	3
Commercial business:
Other	360	3	406	4

Total:
Single family	1,252	6	1,989	9
Commercial real estate:
Real estate rental and leasing	170	0	44	1
Other	1,824	32	2,222	168
Consumer	844	4	1,010	4
Commercial business:
Other	610	3	406	4
	$4,700	45	5,671	186

At March 31, 2017 and December 31, 2016, non-accruing loans totaled $3.4 million and $3.3 million, respectively, for which the related allowance for loan losses was $0.6 million and $0.8 million, respectively. All of the interest income recognized for non-accruing loans was recognized using the cash basis method of income recognition. Non-accruing loans for which no specific allowance has been recorded, because management determined that the value of the collateral was sufficient to repay the loan, totaled $0.8 million and $0.7 million, at March 31, 2017 and December 31, 2016, respectively. Non-accrual loans also include certain loans that have had terms modified in a TDR.

The non-accrual loans at March 31, 2017 and December 31, 2016 are summarized as follows:

(Dollars in thousands)	March 31, 2017	December 31, 2016

Single family	$1,073	$916
Commercial real estate:
Real estate rental and leasing	298	41
Other	1,317	1,343
Consumer	453	630
Commercial business:
Other	293	343
	$3,434	$3,273

At March 31, 2017 and December 31, 2016, there were loans included in loans receivable, net, with terms that had been modified in a TDR totaling $3.6 million and $3.3 million, respectively. For the loans that were restructured in the first quarter of 2017, $45,000 were classified but performing and $0.5 million were non-performing at March 31, 2017. Of the loans that were restructured in the first quarter of 2016, $31,000 were classified but performing, and $75,000 were non-performing at March 31, 2016.

The following table summarizes troubled debt restructurings at March 31, 2017 and December 31, 2016:

	March 31, 2017			December, 31, 2016
(Dollars in thousands)	Accruing	Non-Accrual	Total	Accruing	Non-Accrual	Total
Single family	$325	587	912	191	257	448
Commercial real estate	491	1,260	1,751	497	1,277	1,774
Consumer	294	304	598	309	400	709
Commercial business	283	67	350	300	69	369
	$1,393	2,218	3,611	1,297	2,003	3,300

As of March 31, 2017, the Bank had commitments to lend an additional $0.7 million to a borrower who has TDR and non-accrual loans. These additional funds are for the construction of single family homes with a maximum loan-to-value ratio of 75%. These loans are secured by the home under construction. At December 31, 2016, there were commitments to lend additional funds of $0.4 million to this same borrower.

TDR concessions can include reduction of interest rates, extension of maturity dates, forgiveness of principal and/or interest due, or acceptance of real estate or other assets in full or partial satisfaction of the debt. Loan modifications are not reported as TDRs after twelve months if the loan was modified at a market rate of interest for comparable risk loans, and the loan is performing in accordance with the terms of the restructured agreement for the entire twelve month period. All loans classified as TDRs are considered to be impaired.

When a loan is modified in a TDR, there may be a direct, material impact on the loans within the consolidated balance sheets, as principal balances may be partially forgiven. The financial effects of TDRs are presented in the following table and represent the difference between the outstanding recorded balance pre-modification and post-modification, for the three months ended March 31, 2017 and March 31, 2016.

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Single family	3	$282	514	0	$0	0
Consumer	2	45	45	6	106	107
Total	5	$327	559	6	$106	107

There were no loans that were restructured within the twelve months preceding March 31, 2017 and March 31, 2016 that defaulted during the three months ended March 31, 2017 and March 31, 2016.

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

TDRs are reviewed for impairment following the same methodology as other impaired loans. For loans that are collateral-dependent, the value of the collateral is reviewed and additional reserves may be added as needed. Loans that are not collateral-dependent may have additional reserves established if deemed necessary. The reserves for TDRs were $0.6 million, or 6.1%, of the total $9.6 million in loan loss reserves at March 31, 2017 and $0.6 million, or 6.2%, of the total $9.9 million in loan loss reserves at December 31, 2016.

The following is additional information with respect to loans acquired through acquisitions:

(Dollars in thousands)	Contractual Principal Receivable	Accretable Difference	Net Carrying Amount
Purchased performing loans:
Balance at December 31, 2016	$16,742	(332)	16,410
Change due to payments/refinances	(1,379)	25	(1,354)
Balance at March 31, 2017	$15,363	(307)	15,056

(Dollars in thousands)	Contractual Principal Receivable	Non-Accretable Difference	Net Carrying Amount
Purchased credit impaired loans:
Balance at December 31, 2016	$435	(52)	383
Change due to payments/refinances	(43)	4	(39)
Balance at March 31, 2017	$392	(48)	344

The Company has loans for which there was at acquisition evidence of deterioration of credit quality since origination and for which it was probable at acquisition that all contractually required payments would not be collected. The carrying amount of those loans as of March 31, 2017 was $0.3 million.

No provision for loan losses was recognized during the period ended March 31, 2017 related to acquired loans as there was no significant change to the credit quality of those loans.

(10) Intangible Assets

The Company’s intangible assets consist of core deposit intangibles, goodwill, and mortgage servicing rights. A summary of mortgage servicing activity is as follows:

(Dollars in thousands)	Three Months ended March 31, 2017	Twelve Months ended December 31, 2016	Three Months ended March 31, 2016
Balance, beginning of period	$1,604	1,499	1,499
Originations	144	706	89
Amortization	(124)	(601)	(132)
Balance, end of period	$1,624	1,604	1,456
Fair value of mortgage servicing rights	$3,043	2,952	2,427

All of the loans sold where the Company continues to service the loans are serviced for FNMA under the individual loan sale program. The following is a summary of the risk characteristics of the loans being serviced for FNMA at March 31, 2017.

		Weighted	Weighted
	Loan	Average	Average
	Principal	Interest	Remaining	Number
(Dollars in thousands)	Balance	Rate	Term (months)	of Loans
Original term 30 year fixed rate	$244,936	4.07%	304	2,002
Original term 15 year fixed rate	107,766	3.11	138	1,143
Adjustable rate	57	2.75	290	2

The gross carrying amount of intangible assets and the associated accumulated amortization at March 31, 2017 and 2016 is presented in the following table. Amortization expense for intangible assets was $149,000 and $151,000 for the three months ended March 31, 2017 and 2016, respectively.

	March 31, 2017
	Gross		Unamortized
	Carrying	Accumulated	Intangible
(Dollars in thousands)	Amount	Amortization	Assets
Mortgage servicing rights	$4,046	(2,422)	1,624
Core deposit intangible	574	(145)	429
Goodwill	802	0	802
Total	$5,422	(2,567)	2,855

	March 31, 2016
	Gross		Unamortized
	Carrying	Accumulated	Intangible
(Dollars in thousands)	Amount	Amortization	Assets
Mortgage servicing rights	$3,749	(2,293)	1,456
Core deposit intangible	420	(46)	374
Total	$4,169	(2,339)	1,830

The following table indicates the estimated future amortization expense for intangible assets:

(Dollars in thousands)	Mortgage Servicing Rights	Core Deposit Intangible	Total Intangible Assets
Year ending December 31,
2017	$341	74	415
2018	369	99	468
2019	317	99	416
2020	235	99	334
2021	184	47	231
Thereafter	178	11	189
Total	$1,624	429	2,053

Projections of amortization are based on existing asset balances and the existing interest rate environment as of March 31, 2017. The Company’s actual experience may be significantly different depending upon changes in mortgage interest rates and other market conditions.

(11) Earnings per Common Share

The following table reconciles the weighted average shares outstanding and the earnings available to common shareholders used for basic and diluted earnings per common share:

	Three months ended March 31,
(Dollars in thousands, except per share data)	2017	2016
Weighted average number of common shares outstanding used in basic earnings per common share calculation	4,203,587	4,166,003
Net dilutive effect of:
Restricted stock awards, options and warrants	653,929	514,245
Weighted average number of shares outstanding adjusted for effect of dilutive securities	4,857,516	4,680,248
Income available to common shareholders	$1,216	1,774
Basic earnings per common share	$0.29	0.43
Diluted earnings per common share	$0.25	0.38

(12) Regulatory Capital and Oversight

Effective January 1, 2015 the capital requirements of the Bank were changed to implement the regulatory requirements of the Basel III capital reforms. The Basel III requirements, among other things, (i) apply a strengthened set of capital requirements to the Bank (the Company is exempt, pursuant to the Small Bank Holding Company Policy Statement (Policy Statement) described below), including requirements relating to common equity as a component of core capital, (ii) implement a “capital conservation buffer” against risk and a higher minimum tier 1 capital requirement, and (iii) revise the rules for calculating risk-weighted assets for purposes of such requirements. The rules made corresponding revisions to the prompt corrective action framework and include capital ratios and buffer requirements which will be phased in incrementally, with full implementation scheduled for January 1, 2019. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

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

The Bank’s average total assets for the first quarter of 2017 were $674.9 million, its adjusted total assets were $673.7 million, and its risk-weighted assets were $588.0 million. The following table presents the Bank’s capital amounts and ratios at March 31, 2017 for actual capital, required capital and excess capital, including ratios in order to qualify as being well capitalized under the revised Prompt Corrective Actions regulations.

	Actual		Required to be Adequately Capitalized		Excess Capital		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Percent of Assets(1)	Amount	Percent of Assets(1)	Amount	Percent of Assets(1)	Amount	Percent of Assets(1)
March 31, 2017
Common equity tier 1 capital	$79,078	13.45%	$26,459	4.50%	$52,619	8.95%	$38,219	6.50%
Tier 1 leverage	79,078	11.74	26,946	4.00	52,132	7.74	33,683	5.00
Tier 1 risk-based capital	79,078	13.45	35,279	6.00	43,799	7.45	47,038	8.00
Total risk-based capital	86,457	14.70	47,038	8.00	39,419	6.70	58,798	10.00

Beginning in 2016, the Bank must maintain a capital conservation buffer composed of common equity tier 1 capital above its minimum risk-based capital requirements in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. For 2017, the capital conservation buffer is 1.25%. The buffer amount will increase incrementally each year until 2019 when the entire 2.50% capital conservation buffer will be fully phased in.

Management believes that, as of March 31, 2017, the Bank’s capital ratios were in excess of those quantitative capital ratio standards set forth under the current prompt corrective action regulations, including the capital conservation buffer described above. However, there can be no assurance that the Bank will continue to maintain such status in the future. The Office of the Comptroller of the Currency has extensive discretion in its supervisory and enforcement activities, and can adjust the requirement to be “well-capitalized” in the future.

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

On February 17, 2015, the Company redeemed the final 10,000 shares of outstanding Preferred Stock. On May 21, 2015, the Treasury sold the Warrant at an exercise price of $4.68 per share to three unaffiliated third party investors for an aggregate purchase price of $5.7 million. Two of the investors received a warrant to purchase 277,777.67 shares and one investor received a warrant to purchase 277,777.66 shares. All of the warrants were still outstanding as of March 31, 2017 and may be exercised at any time prior to their expiration date of December 23, 2018. The Company received no proceeds from this transaction and it had no effect on the Company’s capital, financial condition or results of operations.

(14) Other Borrowings

On December 15, 2014, the Company entered into a Loan Agreement with an unrelated third party, providing for a term loan of up to $10.0 million that was evidenced by a promissory note (the Note) with an interest rate of 6.50% per annum. The principal balance of the loan is payable in consecutive equal annual installments of $1.0 million on each anniversary of the date of the Loan Agreement, commencing on December 15, 2015, with the balance due on December 15, 2021. Provided that no default or event of default has occurred and is continuing, the Company may, at its option, elect to defer payment of one installment of principal on the Note otherwise due prior to the maturity date, in which event such installment will become due and payable on the maturity date. The Company may voluntarily prepay the Note in whole or in part without penalty. The Company made the scheduled $1.0 million principal payment on December 15, 2015 and made a $2 million principal payment on December 15, 2016. The outstanding loan balance was $7.0 million at March 31, 2017 and December 31, 2016.

(15) Commitments and Contingencies

The Bank issues standby letters of credit which guarantee the performance of customers to third parties. The standby letters of credit issued and available at March 31, 2017 were approximately $1.9 million, expire over the next 36 months, and are collateralized primarily with commercial real estate mortgages. Since the conditions under which the Bank is required to fund the standby letters of credit may not materialize, the cash requirements are expected to be less than the total outstanding commitments.

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

(Dollars in thousands)	Home Federal Savings Bank	Other	Eliminations	Consolidated Total
At or for the quarter ended March 31, 2017:
Interest income - external customers	$6,660	0	0	6,660
Non-interest income - external customers	1,881	0	0	1,881
Intersegment non-interest income	53	1,418	(1,471)	0
Interest expense	294	113	0	407
Non-interest expense	6,213	187	(53)	6,347
Income tax expense (benefit)	939	(98)	0	841
Net income	1,418	1,216	(1,418)	1,216
Total assets	680,190	83,580	(82,789)	680,981

At or for the quarter ended March 31, 2016:
Interest income - external customers	$6,525	0	0	6,525
Non-interest income - external customers	1,755	0	0	1,755
Intersegment non-interest income	53	1,969	(2,022)	0
Interest expense	226	148	0	374
Non-interest expense	5,561	183	(53)	5,691
Income tax expense (benefit)	1,309	(136)	0	1,173
Net income	1,969	1,774	(1,969)	1,774
Total assets	637,104	80,868	(79,816)	638,156

HMN FINANCIAL, INC.

Item 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Information

Safe Harbor Statement

This quarterly report and other reports filed by the Company with the Securities and Exchange Commission may contain forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are often identified by such forward-looking terminology as “expect,” “intend,” “look,” “believe,” “anticipate,” “estimate,” “project,” “seek,” “may,” “will,” “would,” “could,” “should,” “trend,” “target,” and “goal” or similar statements or variations of such terms and include, but are not limited to, those relating to growing our core deposit relationships and loan balances, enhancing the financial performance of our core banking operations, maintaining or improving credit quality, reducing non-performing assets, and generating improved financial results (including profitability); the adequacy and amount of available liquidity and capital resources to the Bank; the Company’s liquidity and capital requirements; our expectations for core capital and our strategies and potential strategies for maintenance thereof; improvements in loan production; changes in the size of the Bank’s loan portfolio; the amount of the Bank’s non-performing assets and the appropriateness of the allowance therefor; our ability to integrate acquired operations; anticipated future levels of the provision for loan losses; future losses on non-performing assets; the amount and composition of interest-earning assets; the amount and composition of interest-bearing liabilities; the availability of alternate funding sources; the payment of dividends by HMN; the future outlook for the Company; the amount of deposits that will be withdrawn from checking and money market accounts and how the withdrawn deposits will be replaced; the projected changes in net interest income based on rate shocks; the range that interest rates may fluctuate over the next twelve months; the net market risk of interest rate shocks; the future outlook for the issuer of the trust preferred securities held by the Bank; the ability of the Bank to pay dividends to HMN; the ability of HMN to pay the principal and interest payments on its third party note payable; the ability to remain well capitalized; and compliance by the Bank with regulatory standards generally (including the Bank’s status as “well-capitalized”) and other supervisory directives or requirements to which the Company or the Bank are or may become expressly subject, specifically, and possible responses of the Office of the Comptroller of the Currency (OCC), Board of Governors of the Federal Reserve System (FRB), the Bank, and the Company to any failure to comply with any such regulatory standard, directive or requirement.

A number of factors could cause actual results to differ materially from the Company’s assumptions and expectations. These include but are not limited to the adequacy and marketability of real estate and other collateral securing loans to borrowers; federal and state regulation and enforcement; possible legislative and regulatory changes, including additional changes to regulatory capital rules; the ability of the Bank to comply with other applicable regulatory capital requirements; enforcement activity of the OCC and FRB in the event of our non-compliance with any applicable regulatory standard or requirement; adverse economic, business and competitive developments such as shrinking interest margins, reduced collateral values, deposit outflows, changes in credit or other risks posed by the Company’s loan and investment portfolios; changes in costs associated with alternate funding sources, including changes in collateral advance rates and policies of the FHLB; technological, computer-related or operational difficulties; results of litigation; reduced demand for financial services and loan products; changes in accounting policies and guidelines, or monetary and fiscal policies of the federal government or tax laws; international economic developments; the Company’s access to and adverse changes in securities markets; the market for credit related assets; the future operating results, financial condition, cash flow requirements and capital spending priorities of the Company and the Bank; the availability of internal and, as required, external sources of funding; acquisition integration costs; our ability to attract and retain employees; or other significant uncertainties. Additional factors that may cause actual results to differ from the Company’s assumptions and expectations include those set forth in the Company’s most recent filing on Forms 10-K with the Securities and Exchange Commission. All forward-looking statements are qualified by, and should be considered in conjunction with, such cautionary statements. For additional discussion of the risks and uncertainties applicable to the Company, see the “Risk Factors” sections of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

All statements in this Form 10-Q, including forward-looking statements, speak only as of the date they are made, and we undertake no duty to update any of the forward-looking statements after the date of this quarterly report on Form 10-Q.

General

The earnings of the Company are primarily dependent on the Bank's net interest income, which is the difference between interest earned on loans and investments, and the interest paid on interest-bearing liabilities such as deposits and other borrowings. The difference between the average rate of interest earned on assets and the average rate paid on liabilities is the "interest rate spread". Net interest income is produced when interest-earning assets equal or exceed interest-bearing liabilities and there is a positive interest rate spread. Net interest income and net interest rate spread are affected by changes in interest rates, the volume and composition of interest-earning assets and non-interest and interest-bearing liabilities, and the level of non-performing assets. The Company's net earnings are also affected by the generation of non-interest income, which consists primarily of gains from the sale of loans and real estate owned, fees for servicing loans, commissions on the sale of uninsured investment products, and service charges on deposit accounts. The Bank incurs expenses in addition to interest expense in the form of salaries and benefits, occupancy and equipment expenses, provisions for loan losses, deposit insurance, amortization expense on mortgage servicing assets, data processing costs, fees for professional services, and income taxes. The earnings of financial institutions, such as the Bank, are also significantly affected by prevailing economic and competitive conditions, particularly changes in interest rates, government monetary and fiscal policies, and regulations of various regulatory authorities. Lending activities are influenced by the demand for and supply of business credit, single-family and commercial properties, competition among lenders, the level of interest rates and the availability of funds. Deposit flows and costs of deposits are influenced by prevailing market rates of interest on competing investments, account maturities and the levels of personal income and savings.

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

The appropriateness of the allowance for loan losses is dependent upon management’s estimates of variables affecting valuation, appraisals of collateral, evaluations of performance and status, and the amounts and timing of future cash flows expected to be received on impaired loans. Such estimates, appraisals, evaluations and cash flows may be subject to adjustments due to changing economic prospects of borrowers or properties. The fair market value of collateral dependent loans are typically based on the appraised value of the property less estimated selling costs. The estimates are reviewed periodically and adjustments, if any, are recorded in the provision for loan losses in the periods in which the adjustments become known. Because of the size of some loans, changes in estimates can have a significant impact on the loan loss provision. The allowance is allocated to individual loan categories based upon the relative risk characteristics of the loan portfolios and the actual loss experience. The Company increases its allowance for loan losses by charging the provision for loan losses against income and decreases its allowance by crediting the provision for loan losses. The allowance is also credited for recoveries received on previously charged off loans. The activity in the allowance in the first quarter of 2017 resulted in a credit to the loan loss provision. The methodology for establishing the allowance for loan losses takes into consideration probable losses that have been identified in connection with specific loans as well as losses in the loan portfolio that have not been specifically identified. Although management believes that based on current conditions the allowance for loan losses is maintained at an appropriate amount to provide for probable loan losses inherent in the portfolio as of the balance sheet dates, future conditions may differ substantially from those anticipated in determining the allowance for loan losses and adjustments may be required in the future.

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

Subsequent to the acquisition date, the methods utilized to estimate the required allowance for loan losses for these loans is similar to originated loans. See Note 9 “Allowance for Loan Losses and Credit Quality Information” in the Notes to Consolidated Financial Statements for more information regarding acquired loan disclosures.

Acquisition

On April 8, 2016, the Bank completed the acquisition of loans, totaling approximately $12 million, and deposits, totaling approximately $19 million, related to the Deerwood Bank branch in Albert Lea, Minnesota. The acquired loans and deposits are being serviced from Home Federal’s existing branch location at 143 West Clark Street, Albert Lea, Minnesota.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2017 COMPARED TO THE QUARTER ENDED MARCH 31, 2016

Net Income

Net income was $1.2 million for the first quarter of 2017, a decrease of $0.6 million compared to net income of $1.8 million for the first quarter of 2016. Diluted earnings per share for the first quarter of 2017 was $0.25, a decrease of $0.13 from diluted earnings per share of $0.38 for the first quarter of 2016. The decrease in net income between the periods was due primarily to the $0.4 million increase in the provision for loan losses between the periods. The increase in the provision for loan losses reflects the increase in loan growth and the decrease in recoveries received on previously charged off loans in the first quarter of 2017 when compared to the same period of 2016. Gains on real estate owned decreased $0.3 million between the periods due to a decrease in sales activity. Compensation and benefit expense increased $0.2 between the periods due to an increase in employees and normal annual salary increases. These increases in expenses were partially offset by a $0.4 million decrease in income tax expense due to the decreased pre-tax income between the periods.

Net Interest Income

Net interest income was $6.3 million for the first quarter of 2017, an increase of $0.1 million, or 1.7%, compared to $6.2 million for the first quarter of 2016. Interest income was $6.7 million for the first quarter of 2017, an increase of $0.2 million, or 2.1%, from $6.5 million for the first quarter of 2016. Interest income increased between the periods primarily because of an increase in the average interest-earning assets and a change in the composition of the average interest-earning assets held, which resulted in a 15 basis point increase in the average yields earned between the periods. While the average interest-earning assets increased $44.4 million between the periods, the average interest-earning assets held in higher yielding loans increased $83.3 million and the amount of average interest-earning assets held in lower yielding cash and investments decreased $38.9 million between the periods. The increase in the average outstanding loans between the periods was primarily the result of an increase in the commercial loan portfolio, which occurred because of an increase in loan originations and a reduction in loan payoffs between the periods. The loan balances also increased $5.7 million due to an acquisition that occurred in the second quarter of 2016. The yield on average interest-earning assets between the periods was negatively impacted by $0.4 million, or 33 basis points, due to changes in the yield enhancements recognized on loan prepayment penalties, yield adjustments on purchased loans, and interest payments received on non-accruing and previously charged off loans. In the first quarter of 2017, the Company recognized $0.2 million from these types of yield enhancements compared to $0.6 million in the first quarter of 2016. These yield enhancements improved the average yield on interest earning assets by 9 basis points and 42 basis points in the first quarters of 2017 and 2016, respectively. The average yield earned on interest-earning assets was 4.16% for the first quarter of 2017, a decrease of 18 basis points from 4.34% for the first quarter of 2016. The decrease in the average yield earned on interest-earning assets is primarily related to the decrease in yield enhancements recognized between the periods.

Interest expense was $0.4 million for the first quarter of 2017, the same as the first quarter of 2016. The average interest rate paid on non-interest and interest-bearing liabilities was 0.28% for the first quarter of 2017, an increase of 1 basis point from 0.27% for the first quarter of 2016. The average interest rate paid increased between the periods due to an increase in the rates paid on certain money market accounts that was partially offset by a change in the composition of the average non-interest and interest-bearing liabilities held between the periods. While the average non-interest and interest-bearing liabilities increased $33.8 million between the periods, the amount held in lower rate checking and money market accounts increased $31.7 million and the amount held in higher rate certificates of deposits and other borrowings increased $2.1 million. The increase in the average outstanding deposits between the periods was primarily the result of organic deposit growth but also increased $14.8 million as a result of an acquisition that occurred in the second quarter of 2016.

Net interest margin (net interest income divided by average interest-earning assets) for the first quarter of 2017 was 3.91%, a decrease of 18 basis points, compared to 4.09% for the first quarter of 2016. The decrease in the net interest margin is primarily related to the decrease in yield enhancements recognized between the periods.

A summary of the Company’s net interest margin for the three-month periods ended March 31, 2017 and 2016 is as follows:

	For the three-month period ended
	March 31, 2017			March 31, 2016
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
Interest-earning assets:
Securities available for sale	$76,197	275	1.46%	$97,362	392	1.62%
Loans held for sale	1,656	18	4.41	2,104	24	4.59
Mortgage loans, net	110,064	1,111	4.09	96,526	1,009	4.20
Commercial loans, net	371,153	4,385	4.79	307,653	4,250	5.56
Consumer loans, net	72,255	846	4.75	65,485	811	4.98
Cash equivalents	17,036	23	0.55	34,890	38	0.44
Federal Home Loan Bank stock	786	2	1.03	694	1	0.58
Total interest-earning assets	649,147	6,660	4.16	604,714	6,525	4.34

Interest-bearing liabilities and non-interest-bearing deposits:
Checking	92,063	20	0.09	83,221	11	0.05
Savings	75,273	15	0.08	67,664	15	0.09
Money market	162,540	105	0.26	158,920	87	0.22
Certificates	101,950	152	0.60	98,430	113	0.46
Advances and other borrowings	7,399	115	6.30	9,000	148	6.61
Total interest-bearing liabilities	439,225			417,235
Non-interest checking	154,407			142,761
Other non-interest-bearing escrow deposits	1,339			1,138
Total interest-bearing liabilities and non-interest-bearing deposits	$594,971	407	0.28	$561,134	374	0.27
Net interest income		$6,253			$6,151
Net interest rate spread			3.88%			4.07%
Net interest margin			3.91%			4.09%

Provision for Loan Losses

The provision for loan losses was ($0.3 million) for the first quarter of 2017, an increase of $0.4 million compared to the provision for loan losses of ($0.7 million) for the first quarter of 2016. The provision increased in the first quarter of 2017 primarily because of an increase in loan growth and a decrease in recoveries received on previously charged off loans in the first quarter of 2017 when compared to the same period of 2016.

A reconciliation of the Company’s allowance for loan losses for the first quarters of 2017 and 2016 is as follows:

(Dollars in thousands)	2017	2016
Balance at January 1,	$9,903	$9,709
Provision	(270)	(732)
Charge offs:
Consumer	(201)	(7)
Recoveries	158	393
Balance at March 31,	$9,590	$9,363

General allowance	$8,792	$8,379
Specific allowance	798	984
	$9,590	$9,363

Non-Interest Income

Non-interest income was $1.9 million for the first quarter of 2017, an increase of $0.1 million, or 7.2%, from $1.8 million for the first quarter of 2016. Fees and service charges increased $46,000 between the periods due primarily to an increase in unused loan commitment fees and debit card income. Loan servicing fees increased $40,000 between the periods due to an increase in the number of commercial loans being serviced. Gain on sales of loans increased $32,000 between the periods primarily due to an increase in the gains recognized on the sale of single-family loans due to increased volume.

Non-Interest Expense

Non-interest expense was $6.3 million for the first quarter of 2017, an increase of $0.6 million, or 11.5%, from $5.7 million for the first quarter of 2016. Gains on the sale of real estate owned decreased $0.3 million due to a decrease in sales activity between the periods. Compensation and benefits expense increased $0.2 million between the periods due to an increase in employees and normal annual salary increases. Occupancy and equipment expense increased $0.1 million between the periods because of increases in non-capitalized software and equipment expenses. Other operating expense decreased slightly due to a decrease in acquisition related expenses between the periods. Data processing expense increased slightly because of an increase in mobile banking and on-line banking costs due to increased customer activity between the periods. Professional services expense increased marginally due to increased legal expenses between the periods.

Income Taxes

Income tax expense was $0.8 million for the first quarter of 2017, a decrease of $0.4 million from $1.2 million for the first quarter of 2016. The decrease in income tax expense between the periods is primarily related to the decrease in pre-tax income in the first quarter of 2017 when compared to the first quarter of 2016.

FINANCIAL CONDITION

Non-Performing Assets

The following table summarizes the amounts and categories of non-performing assets in the Bank’s portfolio and loan delinquency information as of the end of the two most recently completed quarters.

	March 31,	December 31,
(Dollars in thousands)	2017	2016
Non-Performing Loans:
Single family real estate	$1,073	$916
Commercial real estate	1,615	1,384
Consumer	453	630
Commercial business	293	343
Total	3,434	3,273

Foreclosed and Repossessed Assets:
Single family real estate	40	0
Commercial real estate	602	611
Consumer	16	16
Total non-performing assets	$4,092	$3,900
Total as a percentage of total assets	0.60%	0.57%
Total non-performing loans	$3,434	$3,273
Total as a percentage of total loans receivable, net	0.61%	0.59%
Allowance for loan losses to non-performing loans	279.29%	302.56%

Delinquency Data:
Delinquencies (1)
30+ days	$702	$917
90+ days	0	0
Delinquencies as a percentage of loan and lease portfolio (1)
30+ days	0.12%	0.16%
90+ days	0.00%	0.00%

(1) Excludes non-accrual loans.

Total non-performing assets were $4.1 million at March 31, 2017, an increase of $0.2 million, or 4.91%, from $3.9 million at December 31, 2016. Non-performing loans increased $161,000 and foreclosed and repossessed assets increased $31,000 during the first quarter of 2017.

Dividends

The declaration of dividends is subject to, among other things, the Company's financial condition and results of operations, the Bank's compliance with regulatory capital requirements and other regulatory restrictions, tax considerations, industry standards, economic conditions, general business practices and other factors. The Company has not made any dividend payments to common stockholders during the three year period ending March 31, 2017.

LIQUIDITY AND CAPITAL RESOURCES

For the quarter ended March 31, 2017, the net cash provided by operating activities was $4.5 million. The Company collected $5.2 million in principal repayments and maturities on securities during the quarter. It received $0.5 million related to increases in customer escrows, $0.6 million on the redemption of FHLB stock, and $15.5 million in proceeds from borrowings. The Company had a net decrease in deposit balances of $1.4 million during the quarter. It also purchased $5.0 million in securities, purchased $0.7 million in FHLB stock, paid out $0.1 million for premises and equipment, repaid borrowings of $15.5 million, repurchased stock in cashless exchange of $0.1 million, and loans receivable increased $18.6 million.

The Company has certificates of deposits with outstanding balances of $53.8 million that come due over the next 12 months. Based upon past experience, management anticipates that the majority of the deposits will renew for another term. The Company believes that cash outflows from deposits that do not renew will be replaced with a combination of other customer’s deposits or FHLB advances. FRB borrowings or proceeds from the sale of securities could also be used to fund unanticipated outflows of deposits.

The Company had four deposit customers with aggregate deposits greater than $5.0 million as of March 31, 2017. The $43.1 million in funds held by these customers may be withdrawn at any time, but management anticipates that the majority of these deposits will not be withdrawn from the Bank over the next twelve months. If these deposits are withdrawn, it is anticipated that they would be replaced with deposits from other customers or FHLB advances. FRB borrowings or proceeds from the sale of securities could also be used to replace unanticipated outflows of large checking and money market deposits.

The Company had the ability to borrow $106.1 million from the FHLB at March 31, 2017 based on the collateral value of the loans pledged. The credit policy of the FHLB relating to the collateral value of the loans collateralizing the available line of credit with the FHLB may change such that the current collateral pledged to secure future advances is no longer acceptable or the formulas for determining the excess pledged collateral may change. The FHLB could also reduce the amount of funds it will lend to the Bank. It is not anticipated that the Bank will need to find alternative funding sources in the next twelve months to replace the available borrowings from the FHLB. However, if needed, excess collateral currently pledged to the FHLB could be pledged to the FRB and the Bank could borrow additional funds, in excess of the $88.6 million that was available at March 31, 2017, from the FRB based on the increased collateral levels or obtain additional deposits.

The Company’s primary source of cash is dividends from the Bank. At March 31, 2017, the Company had $3.0   million in cash and other assets that could readily be turned into cash. The primary use of cash by the Company is the payment of operating expenses and the principal and interest amounts on the third party note payable.

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

The following table discloses the projected changes in the market value of the Company’s interest-earning assets and interest-bearing liabilities based upon incremental 100 basis-point changes in interest rates from interest rates in effect on March 31, 2017.

	Market Value
(Dollars in thousands) Basis point change in interest rates	-100	0	+100	+200
Total market risk sensitive assets	$685,473	671,973	658,538	644,244
Total market risk sensitive liabilities	584,455	542,448	504,371	472,357
Off-balance sheet financial instruments	(301)	0	(32)	(7)
Net market risk	$101,319	129,525	153,839	171,894
Percentage change from current market value	(21.78%)	0.00%	18.77%	32.71%

The preceding table was prepared utilizing a model using the following assumptions (the Model Assumptions) regarding prepayment and decay ratios that were determined by management based upon their review of historical prepayment speeds and future prepayment projections. Fixed rate loans were assumed to prepay at annual rates of between 1% to 40%, depending on the note rate and the period to maturity. Adjustable rate mortgages (ARMs) were assumed to prepay at annual rates of between 7% and 51%, depending on the note rate and the period to maturity. Mortgage-backed securities were projected to have prepayments based upon the underlying collateral securing the instrument. Certificate accounts were assumed not to be withdrawn until maturity. Passbook accounts and money market accounts were assumed to decay at an annual rate of 19%, and 5% to 7%, respectively. Retail checking accounts were assumed to decay at an annual rate of 15%. Commercial checking accounts and money market accounts were assumed to decay at annual rates of 11% and 24%, respectively. Callable investments were projected to be called at the first call date where the projected interest rate on similar remaining term instruments exceeded the interest rate on the callable advance or investment.

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

Asset/Liability Management

The Company’s management reviews the impact that changing interest rates will have on its net interest income projected for the next twelve months to determine if its current level of interest rate risk is acceptable. The following table projects the estimated impact on net interest income during the twelve month period ending March 31, 2018 of immediate interest rate changes called rate shocks:

(Dollars in thousands)
Rate Shock in Basis Points	Projected Change in Net Interest Income	Percentage Change
+200	$2,808	10.78%
+100	1,385	5.32
0	0	0.00
-100	(1,540)	(5.91)

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

In an attempt to manage its exposure to changes in interest rates, management closely monitors interest rate risk. The Bank has an Asset/Liability Committee that meets frequently to discuss changes in the interest rate risk position and projected profitability. This Committee makes adjustments to the asset-liability position of the Bank that are reviewed by the Board of Directors of the Bank. This Committee also reviews the Bank's portfolio, formulates investment strategies and oversees the timing and implementation of transactions as intended to assure attainment of the Bank's objectives in an effective manner. In addition, each quarter the Board reviews the Bank's asset/liability position, including simulations of the effect on the Bank's capital of various interest rate scenarios.

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

ITEM 1A.      Risk Factors.

There have been no material changes to the Company’s risk factors contained in its Annual Report on Form 10-K for the year ended December 31, 2016. For a further discussion of our Risk Factors, see Part I, Item 1.A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Not applicable.

(b) Not applicable.

(c) Issuer Purchases of Equity Securities:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31, 2017 (1)	2,968	$18.10	0	0
Total	2,968	$18.10	0	0

(1) Represents restricted stock withheld pursuant to the terms of awards granted under the HMN Financial, Inc. 2009 Equity Incentive Plan (the “2009 Plan”) in January of the previous three years. The 2009 Plan provides that the value of shares withheld shall be the closing price of the Company’s common stock on the date of determination.

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

HMN FINANCIAL, INC.

Registrant

Date:	May 5, 2017	/s/ Bradley Krehbiel
Bradley Krehbiel, President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 5, 2017	/s/ Jon Eberle
Jon Eberle, Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

HMN FINANCIAL, INC.

INDEX TO EXHIBITS

FOR FORM 10-Q

Sequential
Page Numbering
Where Attached
Regulation		Exhibits Are
S-K		Located in This
Exhibit		Form 10-Q
Number	Document Attached Hereto	Report

10.1	HMN Financial, Inc. 2017 Equity Incentive Plan	Filed Electronically

10.2	Form of Directors’ Restricted Stock Agreement for awards granted to directors under the HMN Financial, Inc. 2017 Equity Incentive Plan	Filed Electronically

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	Filed Electronically

32	Section 1350 Certifications of CEO and CFO	Filed Electronically

101

Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 2017, filed with the SEC on May 5, 2017, formatted in Extensible Business Reporting Language (XBRL); (i) the Consolidated Balance Sheets at March 31, 2017 and December 31, 2016, (ii) the Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2017 and 2016, (iii) the Consolidated Statement of Stockholders’ Equity for the Three Month Period Ended March 31, 2017, (iv) the Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2017 and 2016, and (v) Notes to Consolidated Financial Statements.

Filed Electronically