Form 10-Q
period 2017-06-30
HMN FINANCIAL INC
filed 2017-08-04
CIK 921183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Yes ☒          No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐          No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at July 27, 2017
Common stock, $0.01 par value	4,497,538

HMN FINANCIAL, INC.

Part I – FINANCIAL INFORMATION

Item 1: Financial Statements

HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30,	December 31,
(Dollars in thousands)	2017	2016
	(unaudited)
Assets
Cash and cash equivalents	$31,892	27,561
Securities available for sale:
Mortgage-backed and related securities (amortized cost $603 and $993)	613	1,005
Other marketable securities (amortized cost $78,807 and $78,846)	78,034	77,472
	78,647	78,477

Loans held for sale	2,061	2,009
Loans receivable, net	590,259	551,171
Accrued interest receivable	2,609	2,626
Real estate, net	616	611
Federal Home Loan Bank stock, at cost	817	770
Mortgage servicing rights, net	1,655	1,604
Premises and equipment, net	8,213	8,223
Goodwill	802	802
Core deposit intangible	404	454
Prepaid expenses and other assets	1,500	1,768
Deferred tax asset, net	5,708	5,947
Total assets	$725,183	682,023

Liabilities and Stockholders’ Equity
Deposits	$634,101	592,811
Other borrowings	7,000	7,000
Accrued interest payable	214	236
Customer escrows	1,223	1,011
Accrued expenses and other liabilities	3,922	5,046
Total liabilities	646,460	606,104
Commitments and contingencies
Stockholders’ equity:
Serial preferred stock ($.01 par value): authorized 500,000 shares; issued shares 0	0	0
Common stock ($.01 par value): authorized 16,000,000; issued shares 9,128,662	91	91
Additional paid-in capital	50,452	50,566
Retained earnings, subject to certain restrictions	89,123	86,886
Accumulated other comprehensive loss	(459)	(820)
Unearned employee stock ownership plan shares	(2,127)	(2,223)
Treasury stock, at cost 4,631,124 and 4,639,739 shares	(58,357)	(58,581)
Total stockholders’ equity	78,723	75,919
Total liabilities and stockholders’ equity	$725,183	682,023

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2017	2016	2017	2016
Interest income:
Loans receivable	$6,701	6,774	13,061	12,868
Securities available for sale:
Mortgage-backed and related	5	16	12	36
Other marketable	283	351	551	723
Cash equivalents	5	17	28	55
Other	5	1	6	2
Total interest income	6,999	7,159	13,658	13,684

Interest expense:
Deposits	329	246	622	472
Federal Home Loan Bank advances and other borrowings	132	149	247	297
Total interest expense	461	395	869	769
Net interest income	6,538	6,764	12,789	12,915
Provision for loan losses	269	381	(1)	(351)
Net interest income after provision for loan losses	6,269	6,383	12,790	13,266

Non-interest income:
Fees and service charges	845	873	1,669	1,652
Loan servicing fees	306	271	607	532
Gain on sales of loans	488	705	1,007	1,192
Other	267	253	503	481
Total non-interest income	1,906	2,102	3,786	3,857

Non-interest expense:
Compensation and benefits	3,780	3,598	7,724	7,293
Gains on real estate owned	(1)	(75)	(7)	(424)
Occupancy and equipment	1,026	1,006	2,065	1,996
Data processing	260	281	552	554
Professional services	417	368	676	619
Other	957	855	1,776	1,686
Total non-interest expense	6,439	6,033	12,786	11,724
Income before income tax expense	1,736	2,452	3,790	5,399
Income tax expense	712	974	1,553	2,147
Net income	1,024	1,478	2,237	3,252
Other comprehensive income, net of tax	173	44	361	182
Comprehensive income attributable to common shareholders	$1,197	1,522	2,598	3,434
Basic earnings per share	$0.24	0.35	0.53	0.78
Diluted earnings per share	$0.21	0.31	0.46	0.69

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders' Equity

For the Six-Month Period Ended June 30, 2017

(unaudited)

(Dollars in thousands)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Unearned Employee Stock Ownership Plan Shares	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2016	$91	50,566	86,886	(820)	(2,223)	(58,581)	75,919
Net income			2,237				2,237
Other comprehensive income				361			361
Stock compensation expense		21					21
Restricted stock awards		(278)				278	0
Stock awards withheld for tax withholding						(54)	(54)
Amortization of restricted stock awards		71					71
Earned employee stock ownership plan shares		72			96		168
Balance, June 30, 2017	$91	50,452	89,123	(459)	(2,127)	(58,357)	78,723

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2017	2016
Cash flows from operating activities:
Net income	$2,237	3,252
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	(1)	(351)
Depreciation	464	399
Amortization of discounts, net	0	(9)
Amortization of deferred loan fees	(125)	(802)
Amortization of core deposit intangible	50	43
Amortization of purchased loan fair value adjustments	(55)	(253)
Amortization of mortgage servicing rights	269	278
Capitalized mortgage servicing rights	(320)	(258)
Losses on sales of investments	0	9
Gain on sale of premises and equipment	(8)	0
Gain on sales of real estate	(7)	(424)
Gain on sales of loans	(1,007)	(1,192)
Proceeds from sale of loans held for sale	43,490	40,870
Disbursements on loans held for sale	(36,046)	(31,244)
Amortization of restricted stock awards	71	92
Amortization of unearned Employee Stock Ownership Plan shares	96	97
Earned Employee Stock Ownership Plan shares priced above original cost	72	30
Stock option compensation expense	21	39
Decrease (increase) in accrued interest receivable	18	(50)
Decrease in accrued interest payable	(23)	(13)
Decrease in other assets	233	239
(Decrease) increase in other liabilities	(1,103)	1,635
Other, net	46	23
Net cash provided by operating activities	8,372	12,410
Cash flows from investing activities:
Principal collected on securities available for sale	416	628
Proceeds collected on maturities of securities available for sale	5,000	96,020
Purchases of securities available for sale	(4,999)	(59,968)
Purchase of Federal Home Loan Bank Stock	(3,255)	(1,079)
Redemption of Federal Home Loan Bank Stock	3,208	1,000
Proceeds from sales of real estate	42	1,623
Net increase in loans receivable	(45,415)	(62,447)
Acquisition payment (net of cash acquired)	0	6,080
Proceeds from sale of premises and equipment	8	0
Purchases of premises and equipment	(498)	(1,009)
Net cash used by investing activities	(45,493)	(19,152)
Cash flows from financing activities:
Increase (decrease) in deposits	41,294	(15,288)
Stock awards withheld for tax withholding	(54)	0
Proceeds from borrowings	80,600	25,000
Repayment of borrowings	(80,600)	(25,000)
Increase in customer escrows	212	1,128
Net cash provided (used) by financing activities	41,452	(14,160)
Increase (decrease) in cash and cash equivalents	4,331	(20,902)
Cash and cash equivalents, beginning of period	27,561	39,782
Cash and cash equivalents, end of period	$31,892	18,880
Supplemental cash flow disclosures:
Cash paid for interest	$892	777
Cash paid for income taxes	1,766	156
Supplemental noncash flow disclosures:
Loans transferred to loans held for sale	6,641	7,891
Loans held for sale transferred to loans	164	0
Transfer of loans to real estate	40	591

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

(1) HMN Financial, Inc.

HMN Financial, Inc. (HMN or the Company) is a stock savings bank holding company that owns 100 percent of Home Federal Savings Bank (the Bank). The Bank has a community banking philosophy and operates retail banking and loan production facilities in Minnesota, Iowa, and Wisconsin. The Bank has two wholly owned subsidiaries, Osterud Insurance Agency, Inc. (OIA), which does business as Home Federal Investment Services and offers financial planning products and services, and HFSB Property Holdings, LLC (HPH), which is currently inactive but has acted in the past as an intermediary for the Bank in holding and operating certain foreclosed properties.

The consolidated financial statements included herein are for HMN, the Bank, OIA and HPH. All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain amounts in the consolidated financial statements for the prior year have been reclassified to conform to the current year presentation.

(2) Basis of Preparation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of comprehensive income, consolidated statement of stockholders' equity and consolidated statements of cash flows in conformity with U.S. generally accepted accounting principles (GAAP). However, all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The results of operations for the six-month period ended June 30, 2017 are not necessarily indicative of the results which may be expected for the entire year.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718). The amendments in this ASU affect all entities that issue share-based payment awards to their employees. The amendments are intended to simplify the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this ASU, for public business entities, are effective for fiscal years beginning after December 15, 2016, including interim periods within those annual periods. Amendments should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. The adoption of this ASU in the first quarter of 2017 did not have any impact on the Company’s consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 323). The amendments in the ASU add and amend SEC paragraphs pursuant to the SEC staff announcement at the September 22, 2016 and November 17, 2016 Emerging Issues Task Force (EITF) meetings. The September announcement is about the disclosure of the impact that recently issued accounting standards will have on the financial statements of a registrant when such standards are adopted in a future period. The announcement applies to ASU 2014-09, Revenue from Contracts with Customers (Topic 606); ASU 2016-02, Leases (Topic 842); and ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and to any subsequent amendments to these ASUs that are issued prior to their adoption. The November announcement made amendments to conform the SEC Observer comment on accounting for tax benefits resulting from investments in qualified affordable housing projects to the guidance issued in Accounting Standards Update No. 2014-01, Investments-Equity Method and Joint Ventures (Topic 323); Accounting for Investments in Qualified Affordable Housing Projects. This ASU is intended to improve transparency and is effective for public business entities upon issuance. The adoption of this ASU is not anticipated to have a material impact on the Company’s consolidated financial statements other than to enhance the disclosures on the effects of new accounting pronouncements as they move closer to adoption in future periods.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in this ASU were issued to address concerns over the cost and complexity of the two-step goodwill impairment test and resulted in the removal of the second step of the test. The amendments require an entity to apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. This ASU is intended to reduce the cost and complexity of the two-step goodwill impairment test and is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years with early adoption permitted for testing performed after January 1, 2017. Upon adoption, the amendments should be applied on a prospective basis and the entity is required to disclose the nature of and reason for the change in accounting principle upon transition. The adoption of this ASU in the fourth quarter of 2020 when the annual assessment is completed is not anticipated to have a material impact on the Company’s consolidated financial statements.

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

The following table summarizes the assets and liabilities of the Company for which fair values are determined on a recurring basis as of June 30, 2017 and December 31, 2016.

	Carrying value at June 30, 2017
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale	$78,647	0	78,647	0
Mortgage loan commitments	22	0	22	0
Total	$78,669	0	78,669	0

	Carrying value at December 31, 2016
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale	$78,477	0	78,477	0
Mortgage loan commitments	66	0	66	0
Total	$78,543	0	78,543	0

There were no transfers between Levels 1, 2, or 3 during the three or six month periods ended June 30, 2017.

The Company may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of the lower-of-cost-or-market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis that were still held at June 30, 2017 and December 31, 2016, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at June 30, 2017 and December 31, 2016.

	Carrying value at June 30, 2017
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Three months ended June 30, 2017 total gains (losses)	Six months ended June 30, 2017 total gains (losses)
Loans held for sale	$2,061	0	2,061	0	(26)	(8)
Mortgage servicing rights	1,655	0	1,655	0	0	0
Loans (1)	4,087	0	4,087	0	56	65
Real estate, net (2)	616	0	616	0	0	0
Total	$8,419	0	8,419	0	30	57

	Carrying value at December 31, 2016
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Year ended December 31, 2016 total gains (losses)
Loans held for sale	$2,009	0	2,009	0	14
Mortgage servicing rights, net	1,604	0	1,604	0	0
Loans(1)	3,582	0	3,582	0	(380)
Real estate, net(2)	611	0	611	0	(197)
Total	$7,806	0	7,806	0	(563)

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

(5) Fair Value of Financial Instruments

Generally accepted accounting principles require interim reporting period disclosure about the fair value of financial instruments, including assets, liabilities and off-balance sheet items for which it is practicable to estimate fair value. The fair value hierarchy level for each asset and liability, as defined in Note 4, have been included in the following table for June 30, 2017 and December 31, 2016. The fair value estimates are made based upon relevant market information, if available, and upon the characteristics of the financial instruments themselves. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based upon judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. The estimated fair value of the Company’s financial instruments as of June 30, 2017 and December 31, 2016 are shown below.

	June 30, 2017						December 31, 2016
			Fair value hierarchy						Fair value hierarchy
(Dollars in thousands)	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3	Contract amount	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3	Contract amount
Financial assets:
Cash and cash equivalents	$31,892	31,892	31,892				27,561	27,561	27,561
Securities available for sale	78,647	78,647		78,647			78,477	78,477		78,477
Loans held for sale	2,061	2,061		2,061			2,009	2,009		2,009
Loans receivable, net	590,259	591,170		591,170			551,171	552,395		552,395
Federal Home Loan Bank stock	817	817		817			770	770		770
Accrued interest receivable	2,609	2,609		2,609			2,626	2,626		2,626
Financial liabilities:
Deposits	634,101	634,519		634,519			592,811	593,297		593,297
Other borrowings	7,000	6,902		6,902			7,000	7,018		7,018
Accrued interest payable	214	214		214			236	236		236
Off-balance sheet financial instruments:
Commitments to extend credit	22	22				215,169	66	66				184,596
Commitments to sell loans	(1)	(1)				10,773	(22)	(22)				9,595

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

	For the three months ended June 30,
(Dollars in thousands)	2017			2016
Securities available for sale:	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Gross unrealized gains arising during the period	$286	113	173	64	26	38
Less reclassification of net losses included in net income	0	0	0	(9)	(3)	(6)
Net unrealized gains arising during the period	286	113	173	73	29	44
Other comprehensive income	$286	113	173	73	29	44

	For the six months ended June 30,
(Dollars in thousands)	2017			2016
Securities available for sale:	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Gross unrealized gains arising during the period	$599	238	361	294	118	176
Less reclassification of net losses included in net income	0	0	0	(9)	(3)	(6)
Net unrealized gains arising during the period	599	238	361	303	121	182
Other comprehensive income	$599	238	361	303	121	182

(7) Securities Available For Sale

The following table shows the gross unrealized losses and fair value for the securities available for sale portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2017 and December 31, 2016.

	Less Than Twelve Months			Twelve Months or More			Total
(Dollars in thousands)	# of Investments	Fair Value	Unrealized Losses	# of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2017
Collateralized mortgage obligations:
Federal National Mortgage Association (FNMA)	0	$0	0	1	$21	(1)	$21	(1)
Other marketable securities:
U.S. Government agency obligations	13	64,292	(686)	0	0	0	64,292	(686)
Municipal obligations	7	1,024	(2)	0	0	0	1,024	(2)
Corporate preferred stock	0	0	0	1	525	(175)	525	(175)
Total temporarily impaired securities	20	$65,316	(688)	2	$546	(176)	$65,862	(864)

	Less Than Twelve Months			Twelve Months or More			Total
(Dollars in thousands)	# of Investments	Fair Value	Unrealized Losses	# of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2016
Collateralized mortgage obligations:
FNMA	1	$262	(3)	1	$104	(2)	$366	(5)
Other marketable securities:
U.S. Government agency obligations	13	63,896	(1,079)	0	0	0	63,896	(1,079)
Municipal obligations	14	2,327	(19)	2	214	(1)	2,541	(20)
Corporate preferred stock	0	0	0	1	350	(350)	350	(350)
Total temporarily impaired securities	28	$66,485	(1,101)	4	$668	(353)	$67,153	(1,454)

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

The unrealized losses reported for corporate preferred stock over twelve months at June 30, 2017 relates to a single trust preferred security that was issued by the holding company of a small community bank. As of June 30, 2017 interest payments were current on the trust preferred security and the issuer’s subsidiary bank was considered to be “well capitalized” based on its most recent regulatory filing. Based on a review of the issuer, it was determined that the trust preferred security was not other-than-temporarily impaired at June 30, 2017. The Company does not intend to sell the trust preferred security and has the ability to hold it for a period of time sufficient to recover the temporary loss. Management believes that the Company will receive all principal and interest payments contractually due on the securities and that the decrease in the market value is primarily due to a lack of liquidity in the market for trust preferred securities. Management will continue to monitor the credit risk of the issuer and may be required to recognize other-than-temporary impairment charges on this security in future periods.

A summary of securities available for sale at June 30, 2017 and December 31, 2016 is as follows:

(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
June 30, 2017
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation (FHLMC)	$188	6	0	194
Federal National Mortgage Association (FNMA)	149	3	0	152
Collateralized mortgage obligations:
FNMA	266	2	(1)	267
	603	11	(1)	613
Other marketable securities:
U.S. Government agency obligations	74,978	4	(686)	74,296
Municipal obligations	2,809	11	(2)	2,818
Corporate obligations	262	3	0	265
Corporate preferred stock	700	0	(175)	525
Corporate equity	58	72	0	130
	78,807	90	(863)	78,034
	$79,410	101	(864)	78,647

(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
December 31, 2016
Mortgage-backed securities:
FHLMC	$327	10	0	337
FNMA	295	7	0	302
Collateralized mortgage obligations:
FNMA	371	0	(5)	366
	993	17	(5)	1,005
Other marketable securities:
U.S. Government agency obligations	74,979	16	(1,079)	73,916
Municipal obligations	2,819	0	(20)	2,799
Corporate obligations	290	2	0	292
Corporate preferred stock	700	0	(350)	350
Corporate equity	58	57	0	115
	78,846	75	(1,449)	77,472
	$79,839	92	(1,454)	78,477

The following table indicates amortized cost and estimated fair value of securities available for sale at June 30, 2017 based upon contractual maturity adjusted for scheduled repayments of principal and projected prepayments of principal based upon current economic conditions and interest rates.

(Dollars in thousands)	Amortized Cost	Fair Value
Due less than one year	$15,729	15,602
Due after one year through five years	62,600	62,067
Due after five years through ten years	235	236
Due after ten years	788	612
No stated maturity	58	130
Total	$79,410	78,647

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

(8) Loans Receivable, Net

A summary of loans receivable at June 30, 2017 and December 31, 2016 is as follows:

(Dollars in thousands)	June 30, 2017	December 31, 2016
Single family	$108,312	103,255
Commercial real estate:
Real estate rental and leasing	175,923	153,343
Other	148,677	145,737
	324,600	299,080
Consumer	74,560	73,283
Commercial business:
Transportation industry	9,872	10,509
Other	82,478	74,667
	92,350	85,176
Total loans	599,822	560,794

Less:
Unamortized discounts	21	20
Net deferred loan costs	(503)	(300)
Allowance for loan losses	10,045	9,903
Total loans receivable, net	$590,259	551,171

(9) Allowance for Loan Losses and Credit Quality Information

The allowance for loan losses is summarized as follows:

(Dollars in thousands)	Single Family	Commercial Real Estate	Consumer	Commercial Business	Total
For the three months ended June 30, 2017:
Balance, March 31, 2017	$1,110	4,958	1,332	2,190	9,590
Provision for losses	(106)	452	224	(301)	269
Charge-offs	0	0	(17)	0	(17)
Recoveries	0	80	5	118	203
Balance, June 30, 2017	$1,004	5,490	1,544	2,007	10,045

For the six months ended June 30, 2017:
Balance, December 31, 2016	$1,186	4,953	1,613	2,151	9,903
Provision for losses	(182)	363	116	(298)	(1)
Charge-offs	0	0	(218)	0	(218)
Recoveries	0	174	33	154	361
Balance, June 30, 2017	$1,004	5,490	1,544	2,007	10,045

Allocated to:
Specific reserves	$235	248	434	71	988
General reserves	951	4,705	1,179	2,080	8,915
Balance, December 31, 2016	$1,186	4,953	1,613	2,151	9,903

Allocated to:
Specific reserves	$194	275	199	73	741
General reserves	810	5,215	1,345	1,934	9,304
Balance, June 30, 2017	$1,004	5,490	1,544	2,007	10,045

Loans receivable at December 31, 2016:
Individually reviewed for impairment	$1,107	1,880	940	643	4,570
Collectively reviewed for impairment	102,148	297,200	72,343	84,533	556,224
Ending balance	$103,255	299,080	73,283	85,176	560,794

Loans receivable at June 30, 2017:
Individually reviewed for impairment	$1,393	2,163	825	447	4,828
Collectively reviewed for impairment	106,919	322,437	73,735	91,903	594,994
Ending balance	$108,312	324,600	74,560	92,350	599,822

(Dollars in thousands)	Single Family	Commercial Real Estate	Consumer	Commercial Business	Total
For the three months ended June 30, 2016:
Balance, March 31, 2016	$1,050	5,437	1,395	1,481	9,363
Provision for losses	220	(37)	132	66	381
Charge-offs	0	0	(8)	(44)	(52)
Recoveries	0	427	12	194	633
Balance, June 30, 2016	$1,270	5,827	1,531	1,697	10,325

For the six months ended June 30, 2016:
Balance, December 31, 2015	$990	6,078	1,200	1,441	9,709
Provision for losses	280	(859)	315	(87)	(351)
Charge-offs	0	0	(15)	(44)	(59)
Recoveries	0	608	31	387	1,026
Balance, June 30, 2016	$1,270	5,827	1,531	1,697	10,325

The following table summarizes the amount of classified and unclassified loans at June 30, 2017 and December 31, 2016:

	June 30, 2017
	Classified					Unclassified
(Dollars in thousands)	Special Mention	Substandard	Doubtful	Loss	Total	Total	Total Loans
Single family	$525	2,087	46	0	2,658	105,654	108,312
Commercial real estate:
Real estate rental and leasing	9,098	2,216	0	0	11,314	164,609	175,923
Other	9,058	7,218	0	0	16,276	132,401	148,677
Consumer	0	645	34	146	825	73,735	74,560
Commercial business:
Transportation industry	0	1,053	0	0	1,053	8,819	9,872
Other	8,225	3,787	0	0	12,012	70,466	82,478
	$26,906	17,006	80	146	44,138	555,684	599,822

	December 31, 2016
	Classified					Unclassified
(Dollars in thousands)	Special Mention	Substandard	Doubtful	Loss	Total	Total	Total Loans
Single family	$457	2,130	74	0	2,661	100,594	103,255
Commercial real estate:
Real estate rental and leasing	1,577	3,156	0	0	4,733	148,610	153,343
Other	1,702	7,187	0	0	8,889	136,848	145,737
Consumer	0	531	110	299	940	72,343	73,283
Commercial business:
Transportation industry	0	4,065	0	0	4,065	6,444	10,509
Other	3,973	2,916	0	0	6,889	67,778	74,667
	$7,709	19,985	184	299	28,177	532,617	560,794

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

The aging of past due loans at June 30, 2017 and December 31, 2016 is summarized as follows:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
June 30, 2017
Single family	$1,057	252	191	1,500	106,812	108,312	0
Commercial real estate:
Real estate rental and leasing	213	0	258	471	175,452	175,923	0
Other	0	0	0	0	148,677	148,677	0
Consumer	290	195	78	563	73,997	74,560	0
Commercial business:
Transportation industry	0	0	0	0	9,872	9,872	0
Other	474	290	0	764	81,714	82,478	0
	$2,034	737	527	3,298	596,524	599,822	0
December 31, 2016
Single family	$342	158	179	679	102,576	103,255	0
Commercial real estate:
Real estate rental and leasing	0	0	0	0	153,343	153,343	0
Other	0	0	0	0	145,737	145,737	0
Consumer	412	117	140	669	72,614	73,283	0
Commercial business:
Transportation industry	0	0	0	0	10,509	10,509	0
Other	85	0	274	359	74,308	74,667	0
	$839	275	593	1,707	559,087	560,794	0

Impaired loans include loans that are non-performing (non-accruing) and loans that have been modified in a troubled debt restructuring (TDR). The following table summarizes impaired loans and related allowances as of June 30, 2017 and December 31, 2016:

	June 30, 2017			December 31, 2016
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans with no related allowance recorded:
Single family	$524	524	0	217	217	0
Commercial real estate:
Real estate rental and leasing	38	79	0	40	122	0
Other	26	1,682	0	26	1,771	0
Consumer	492	492	0	312	312	0
Commercial business:
Other	0	0	0	274	356	0
Loans with an allowance recorded:
Single family	869	869	194	890	890	235
Commercial real estate:
Real estate rental and leasing	258	258	27	0	0	0
Other	1,841	1,841	248	1,814	1,814	248
Consumer	333	350	199	628	644	434
Commercial business:
Other	447	999	73	369	921	71
Total:
Single family	1,393	1,393	194	1,107	1,107	235
Commercial real estate:
Real estate rental and leasing	296	337	27	40	122	0
Other	1,867	3,523	248	1,840	3,585	248
Consumer	825	842	199	940	956	434
Commercial business:
Other	447	999	73	643	1,277	71
	$4,828	7,094	741	4,570	7,047	988

The following table summarizes the average recorded investment and interest income recognized on impaired loans for the three and six months ended June 30, 2017 and 2016:

	For the three months ended June 30, 2017		For the six months ended June 30, 2017
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance recorded:
Single family	$529	3	425	6
Commercial real estate:
Real estate rental and leasing	39	0	39	0
Other	26	24	26	48
Consumer	398	3	369	7
Commercial business:
Other	113	0	167	0
Loans with an allowance recorded:
Single family	867	4	874	6
Commercial real estate:
Real estate rental and leasing	259	0	172	0
Other	1,812	7	1,812	15
Consumer	388	2	468	3
Commercial business:
Other	399	3	389	8
Total:
Single family	1,396	7	1,299	12
Commercial real estate:
Real estate rental and leasing	298	0	211	0
Other	1,838	31	1,838	63
Consumer	786	5	837	10
Commercial business:
Other	512	3	556	8
	$4,830	46	4,741	93

	For the three months ended June 30, 2016		For the six months ended June 30, 2016
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance recorded:
Single family	$519	4	763	6
Commercial real estate:
Real estate rental and leasing	43	2	43	3
Other	26	25	26	48
Consumer	546	2	522	4
Loans with an allowance recorded:
Single family	1,122	3	1,065	8
Commercial real estate:
Real estate rental and leasing	0	0	0	0
Other	2,002	7	2,046	15
Consumer	542	4	529	6
Commercial business:
Other	366	4	382	7
Total:
Single family	1,641	7	1,828	14
Commercial real estate:
Real estate rental and leasing	43	2	43	3
Other	2,028	32	2,072	63
Consumer	1,088	6	1,051	10
Commercial business:
Other	366	4	382	7
	$5,166	51	5,376	97

At June 30, 2017 and December 31, 2016, non-accruing loans totaled $3.4 million and $3.3 million, respectively, for which the related allowance for loan losses was $0.6 million and $0.8 million, respectively. All of the interest income that was recognized for non-accruing loans was recognized using the cash basis method of income recognition. Non-accruing loans for which no specific allowance has been recorded, because management determined that the value of the collateral was sufficient to repay the loan, totaled $0.7 million and $0.7 million at June 30, 2017 and December 31, 2016, respectively. Non-accrual loans also include certain loans that have had terms modified in a TDR.

The non-accrual loans at June 30, 2017 and December 31, 2016 are summarized as follows:

(Dollars in thousands)	June 30, 2017	December 31, 2016
Single family	$1,070	916
Commercial real estate:
Real estate rental and leasing	296	41
Other	1,376	1,343
Consumer	465	630
Commercial business:
Other	182	343
	$3,389	3,273

At June 30, 2017 and December 31, 2016 there were loans included in loans receivable, net, with terms that had been modified in a TDR totaling $3.7 million and $3.3 million, respectively. For the loans that were restructured in the second quarter of 2017, $0.1 million were classified but performing and $0.2 million were non-performing at June 30, 2017. For the loans that were restructured in the second quarter of 2016, $5,000 were classified but performing and $94,000 were non-performing at June 30, 2016.

.

The following table summarizes TDRs at June 30, 2017 and December 31, 2016:

	June 30, 2017			December 31, 2016
(Dollars in thousands)	Accrual	Non- Accrual	Total	Accrual	Non- Accrual	Total
Single family	$323	577	900	191	257	448
Commercial real estate	490	1,244	1,734	497	1,277	1,774
Consumer	361	367	728	309	400	709
Commercial business	265	66	331	300	69	369
	$1,439	2,254	3,693	1,297	2,003	3,300

As of June 30, 2017, the Bank had commitments to lend an additional $0.4 million to a borrower who has TDR and non-accrual loans. These additional funds are for the construction of single family homes with a maximum loan-to-value ratio of 75%. These loans are secured by the home under construction. At December 31, 2016, there were commitments to lend additional funds of $0.4 million to this same borrower.

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

When a loan is modified as a TDR, there may be a direct, material impact on the loans within the balance sheet, as principal balances may be partially forgiven. The financial effects of TDRs are presented in the following table and represent the difference between the outstanding recorded balance pre-modification and post-modification, for the three month and six month periods ending June 30, 2017 and June 30, 2016.

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
(Dollars in thousands)	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Troubled debt restructurings:
Single family	0	$0	0	3	$282	514
Consumer	5	314	315	7	358	360
Total	5	$314	315	10	$640	874

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
(Dollars in thousands)	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Troubled debt restructurings:
Single family	1	$65	65	1	$65	65
Consumer	5	35	35	11	142	143
Total	6	$100	100	12	$207	208

The following tables summarize the loans that were restructured in the 12 months preceding June 30, 2017 and June 30, 2016 and subsequently defaulted during the three and six months ended June 30, 2017 and June 30, 2016.

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
(Dollars in thousands)	Number of Contracts	Pre-modification Outstanding Recorded Investment	Number of Contracts	Pre-modification Outstanding Recorded Investment
Troubled debt restructurings that subsequently defaulted:
Single family	2	$60	2	$60
Total	2	$60	2	$60

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
(Dollars in thousands)	Number of Contracts	Pre-modification Outstanding Recorded Investment	Number of Contracts	Pre-modification Outstanding Recorded Investment
Troubled debt restructurings that subsequently defaulted:
Commercial real estate:
Other	1	$183	1	$183
Commercial business:
Other	1	44	1	44
Total	2	$227	2	$227

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

TDRs are reviewed for impairment following the same methodology as other impaired loans. For loans that are collateral-dependent, the value of the collateral is reviewed and additional reserves may be added to specific reserves as needed. Loans that are not collateral-dependent may have additional reserves established if deemed necessary. The reserves for TDRs were $0.6 million, or 5.5%, of the total $10.0 million in loan loss reserves at June 30, 2017 and $0.6 million, or 6.2%, of the total $9.9 million in loan loss reserves at December 31, 2016.

The following is additional information with respect to loans acquired through acquisitions:

(Dollars in thousands)	Contractual Principal Receivable	Accretable Difference	Net Carrying Amount
Purchased performing loans:
Balance at March 31, 2017	$15,363	(307)	15,056
Change due to payments/refinances	(2,087)	32	(2,055)
Transferred to foreclosed assets	(2)	0	(2)
Change due to loan charge-off	(7)	0	(7)
Balance at June 30, 2017	$13,267	(275)	12,992

(Dollars in thousands)	Contractual Principal Receivable	Non-Accretable Difference	Net Carrying Amount
Purchased credit impaired loans:
Balance at March 31, 2017	$392	(48)	344
Change due to payments/refinances	(6)	3	(3)
Balance at June 30, 2017	$386	(45)	341

As a result of acquisitions, the Company has loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable at acquisition that all contractually required payments would not be collected. The carrying amount of those loans as of June 30, 2017 was $0.3 million.

No material provision for loan losses was recognized during the three and six month periods ended June 30, 2017 related to acquired loans as there was no significant change to the credit quality of those loans.

(10) Intangible Assets

The Company’s intangible assets consist of mortgage servicing rights, core deposit intangibles, and goodwill. A summary of mortgage servicing activity is as follows:

(Dollars in thousands)	Six Months ended June 30, 2017	Twelve Months ended December 31, 2016	Six Months ended June 30, 2016
Balance, beginning of period	$1,604	1,499	1,499
Originations	320	706	258
Amortization	(269)	(601)	(278)
Balance, end of period	$1,655	1,604	1,479
Fair value of mortgage servicing rights	$3,027	2,952	2,552

All of the loans being serviced were single family loans serviced for FNMA under the individual loan sale program.

The following is a summary of the risk characteristics of the loans being serviced for FNMA at June 30, 2017.

		Weighted	Weighted
	Loan	Average	Average
	Principal	Interest	Remaining	Number
(Dollars in thousands)	Balance	Rate	Term (months)	of Loans
Original term 30 year fixed rate	$252,850	4.08%	305	2,049
Original term 15 year fixed rate	104,740	3.10	137	1,119
Adjustable rate	56	3.25	287	2

The gross carrying amount of intangible assets and the associated accumulated amortization at June 30, 2017 and 2016 is presented in the following tables. No amortization expense relating to goodwill is recorded as generally accepted accounting principles do not allow goodwill to be amortized but require that it is tested for impairment at least annually, or sooner, if there are indications that impairment may exist. Amortization expense for amortizing intangible assets was $0.3 million for both the six months ended June 30, 2017 and 2016.

	June 30, 2017
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Unamortized Amount
Mortgage servicing rights	$4,106	(2,451)	1,655
Core deposit intangible	574	(170)	404
Goodwill	802	0	802
Total	$5,482	(2,621)	2,861

	June 30, 2016
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Unamortized Amount
Mortgage servicing rights	$3,808	(2,329)	1,479
Core deposit intangible	574	(71)	503
Goodwill	802	0	802
Total	$5,184	(2,400)	2,784

The following table indicates the estimated future amortization expense for amortizing intangible assets:

(Dollars in thousands)	Mortgage Servicing Rights	Core Deposit Intangible	Total Amortizing Intangible Assets
Year ending December 31,
2017	$236	49	285
2018	388	99	487
2019	337	99	436
2020	258	99	357
2021	207	47	254
Thereafter	229	11	240
Total	$1,655	404	2,059

Projections of amortization are based on existing asset balances and the existing interest rate environment as of June 30, 2017. The Company's actual experiences may be significantly different depending upon changes in mortgage interest rates and other market conditions.

(11) Earnings per Common Share

The following table reconciles the weighted average shares outstanding and the earnings available to common shareholders used for basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2017	2016	2017	2016
Weighted average number of common shares outstanding used in basic earnings per common share calculation	4,211	4,176	4,208	4,171
Net dilutive effect of:
Restricted stock awards, options, and warrants	648	556	651	535
Weighted average number of shares outstanding adjusted for effect of dilutive securities	4,859	4,732	4,859	4,706
Income available to common shareholders	$1,024	1,478	2,237	3,252
Basic earnings per common share	$0.24	0.35	0.53	0.78
Diluted earnings per common share	$0.21	0.31	0.46	0.69

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

The Bank’s average total assets for the quarter ending June 30, 2017 were $683.9 million, its adjusted total assets were $682.7 million, and its risk-weighted assets were $618.2 million. The following table presents the Bank’s capital amounts and ratios at June 30, 2017 for actual capital, required capital, and excess capital, including ratios in order to qualify as being well capitalized under the Prompt Corrective Actions regulations.

	Actual		Required to be Adequately Capitalized		Excess Capital		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Percent of Asset	Amount	Percent of Assets	Amount	Percent of Assets	Amount	Percent of Assets
June 30, 2017
Common equity tier 1 capital	$80,321	12.99%	$27,820	4.50%	$52,501	8.49%	$40,184	6.50%
Tier 1 capital leverage	80,321	11.77	27,307	4.00	53,014	7.77	34,134	5.00
Tier 1 risk-based capital	80,321	12.99	37,093	6.00	43,228	6.99	49,457	8.00
Total risk-based capital	88,079	14.25	49,457	8.00	38,622	6.25	61,821	10.00

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

Management believes that, as of June 30, 2017, the Bank’s capital ratios were in excess of those quantitative capital ratio standards set forth under the current prompt corrective action regulations, including the capital conservation buffer described above. However, there can be no assurance that the Bank will continue to maintain such status in the future. The Office of the Comptroller of the Currency has extensive discretion in its supervisory and enforcement activities, and can adjust the requirement to be “well-capitalized” in the future.

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

On February 17, 2015, the Company redeemed the final 10,000 shares of outstanding Preferred Stock. On May 21, 2015, the Treasury sold the Warrant at an exercise price of $4.68 to three unaffiliated third party investors for an aggregate purchase price of $5.7 million. Two of the investors received a warrant to purchase 277,777.67 shares and one investor received a warrant to purchase 277,777.66 shares. All of the warrants were still outstanding as of June 30, 2017 and may be exercised at any time prior to their expiration date of December 23, 2018. The Company received no proceeds from this transaction and it had no effect on the Company’s capital, financial condition or results of operations.

(14) Other Borrowings

On December 15, 2014, the Company entered into a Loan Agreement with an unrelated third party, providing for a term loan of up to $10.0 million that was evidenced by a promissory note (the Note) with an interest rate of 6.50% per annum. The principal balance of the loan is payable in consecutive equal annual installments of $1.0 million on each anniversary of the date of the Loan Agreement, commencing on December 15, 2015, with the balance due on December 15, 2021. Provided that no default or event of default has occurred and is continuing, the Company may, at its option, elect to defer payment of one installment of principal on the Note otherwise due prior to the maturity date, in which event such installment will become due and payable on the maturity date. The Company may voluntarily prepay the Note in whole or in part without penalty. The Company made the scheduled $1.0 million principal payment on December 15, 2015 and made a $2.0 million payment on December 15, 2016. The outstanding loan balance was $7.0 million at June 30, 2017 and December 31, 2016.

(15) Commitments and Contingencies

The Bank issues standby letters of credit which guarantee the performance of customers to third parties. The standby letters of credit issued and available at June 30, 2017 were approximately $1.5 million, expire over the next 23 months, and are collateralized primarily with commercial real estate mortgages. Since the conditions under which the Bank is required to fund the standby letters of credit may not materialize, the cash requirements are expected to be less than the total outstanding commitments.

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

(Dollars in thousands)	Home Federal Savings Bank	Other	Eliminations	Consolidated Total
At or for the six months ended June 30, 2017:
Interest income - external customers	$13,658	0	0	13,658
Non-interest income - external customers	3,786	0	0	3,786
Intersegment non-interest income	105	2,636	(2,741)	0
Interest expense	640	229	0	869
Other non-interest expense	12,529	362	(105)	12,786
Income tax expense	1,745	(192)	0	1,553
Net income	2,636	2,237	(2,636)	2,237
Total assets	724,407	84,826	(84,050)	725,183

At or for the six months ended June 30, 2016:
Interest income - external customers	$13,684	0	0	13,684
Non-interest income - external customers	3,857	0	0	3,857
Intersegment non-interest income	105	3,644	(3,749)	0
Interest expense	473	296	0	769
Other non-interest expense	11,461	368	(105)	11,724
Income tax expense	2,419	(272)	0	2,147
Net income	3,644	3,252	(3,644)	3,252
Total assets	652,352	82,368	(81,335)	653,385
At or for the quarter ended June 30, 2017:
Interest income - external customers	$6,999	0	0	6,999
Non-interest income - external customers	1,906	0	0	1,906
Intersegment non-interest income	52	1,221	(1,273)	0
Interest expense	345	116	0	461
Other non-interest expense	6,316	175	(52)	6,439
Income tax expense	806	(94)	0	712
Net income	1,221	1,024	(1,221)	1,024
Total assets	724,407	84,826	(84,050)	725,183

At or for the quarter ended June 30, 2016:
Interest income - external customers	$7,159	0	0	7,159
Non-interest income - external customers	2,102	0	0	2,102
Intersegment non-interest income	52	1,675	(1,727)	0
Interest expense	247	148	0	395
Other non-interest expense	5,900	185	(52)	6,033
Income tax expense	1,110	(136)	0	974
Net income	1,675	1,478	(1,675)	1,478
Total assets	652,352	82,368	(81,335)	653,385

Item 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Information

Safe Harbor Statement

This quarterly report and other reports filed by the Company with the Securities and Exchange Commission may contain forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are often identified by such forward-looking terminology as “expect,” “intend,” “look,” “believe,” “anticipate,” “estimate,” “project,” “seek,” “may,” “will,” “would,” “could,” “should,” “trend,” “target,” and “goal” or similar statements or variations of such terms and include, but are not limited to, those relating to growing our core deposit relationships and loan balances, enhancing the financial performance of our core banking operations, maintaining or improving credit quality, reducing non-performing assets, and generating improved financial results (including profitability); the adequacy and amount of available liquidity and capital resources to the Bank; the Company’s liquidity and capital requirements; our expectations for core capital and our strategies and potential strategies for maintenance thereof; improvements in loan production; changes in the size of the Bank’s loan portfolio; the amount of the Bank’s non-performing assets and the appropriateness of the allowance therefor; anticipated future levels of the provision for loan losses; future losses on non-performing assets; the amount and composition of interest-earning assets; the amount of yield enhancements relating to non-accruing and purchased loans; the amount and composition of non-interest and interest-bearing liabilities; the availability of alternate funding sources; the payment of dividends by HMN; the future outlook for the Company; the amount of deposits that will be withdrawn from checking and money market accounts and how the withdrawn deposits will be replaced; the projected changes in net interest income based on rate shocks; the range that interest rates may fluctuate over the next twelve months; the net market risk of interest rate shocks; the future outlook for the issuer of the trust preferred securities held by the Bank; the ability of the Bank to pay dividends to HMN; the ability of HMN to pay the principal and interest payments on its third party note payable; the ability to remain well capitalized; and compliance by the Bank with regulatory standards generally (including the Bank’s status as “well-capitalized”) and other supervisory directives or requirements to which the Company or the Bank are or may become expressly subject, specifically, and possible responses of the Office of the Comptroller of the Currency (OCC), Board of Governors of the Federal Reserve System (FRB), the Bank, and the Company to any failure to comply with any such regulatory standard, directive or requirement.

A number of factors could cause actual results to differ materially from the Company’s assumptions and expectations. These include but are not limited to the adequacy and marketability of real estate and other collateral securing loans to borrowers; federal and state regulation and enforcement; possible legislative and regulatory changes, including changes to regulatory capital rules; the ability of the Bank to comply with other applicable regulatory capital requirements; enforcement activity of the OCC and FRB in the event of our non-compliance with any applicable regulatory standard or requirement; adverse economic, business and competitive developments such as shrinking interest margins, reduced collateral values, deposit outflows, changes in credit or other risks posed by the Company’s loan and investment portfolios; changes in costs associated with alternate funding sources, including changes in collateral advance rates and policies of the FHLB; technological, computer-related or operational difficulties; results of litigation; reduced demand for financial services and loan products; changes in accounting policies and guidelines, or monetary and fiscal policies of the federal government or tax laws; international economic developments; the Company’s access to and adverse changes in securities markets; the market for credit related assets; the future operating results, financial condition, cash flow requirements and capital spending priorities of the Company and the Bank; the availability of internal and, as required, external sources of funding; our ability to attract and retain employees; or other significant uncertainties. Additional factors that may cause actual results to differ from the Company’s assumptions and expectations include those set forth in the Company’s most recent filing on Forms 10-K and 10-Q with the Securities and Exchange Commission. All forward-looking statements are qualified by, and should be considered in conjunction with, such cautionary statements. For additional discussion of the risks and uncertainties applicable to the Company, see the “Risk Factors” sections of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and Part II, Item 1A of its subsequently filed quarterly reports on Form 10-Q.

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

Allowance for Loan Losses and Related Provision

The allowance for loan losses is based on periodic analysis of the loan portfolio and is maintained at an amount considered to be appropriate by management to provide for probable losses inherent in the loan portfolio as of the balance sheet dates. In this analysis, management considers factors including, but not limited to, specific occurrences of loan impairment, actual and anticipated changes in the size of the portfolios, national and regional economic conditions such as unemployment data, loan delinquencies, local economic conditions, demand for single family homes, demand for commercial real estate and building lots, loan portfolio composition and historical loss experience and observations made by the Company's ongoing internal audit and regulatory exam processes. Loans are charged off to the extent they are deemed to be uncollectible. The Company has established separate processes to determine the appropriateness of the loan loss allowance for its homogeneous single family and consumer loan portfolios and its non-homogeneous loan portfolios. The determination of the allowance on the homogeneous single family and consumer loan portfolios is calculated on a pooled basis with individual determination of the allowance for all non-performing loans. The determination of the allowance for the non-homogeneous commercial, commercial real estate and multi-family loan portfolios involves assigning standardized risk ratings and loss factors that are periodically reviewed. The loss factors are estimated based on the Company's own loss experience and are assigned to all loans without identified credit weaknesses. For each non-performing loan, the Company also performs an individual analysis of impairment that is based on the expected cash flows or the value of the assets collateralizing the loans and establishes any necessary reserves or charges off all loans, or portions thereof, that are deemed uncollectable.

The appropriateness of the allowance for loan losses is dependent upon management’s estimates of variables affecting valuation, appraisals of collateral, evaluations of performance and status, and the amounts and timing of future cash flows expected to be received on impaired loans. Such estimates, appraisals, evaluations and cash flows may be subject to adjustments due to changing economic prospects of borrowers or properties. The fair market value of collateral dependent loans are typically based on the appraised value of the property less estimated selling costs. The estimates are reviewed periodically and adjustments, if any, are recorded in the provision for loan losses in the periods in which the adjustments become known. Because of the size of some loans, changes in estimates can have a significant impact on the loan loss provision. The allowance is allocated to individual loan categories based upon the relative risk characteristics of the loan portfolios and the actual loss experience. The Company increases its allowance for loan losses by charging the provision for loan losses against income and decreases its allowance by crediting the provision for loan losses. The allowance is also credited for recoveries received on previously charged off loans. The activity in the allowance in the first six months of 2017 resulted in a credit to the loan loss provision. The methodology for establishing the allowance for loan losses takes into consideration probable losses that have been identified in connection with specific loans as well as losses in the loan portfolio that have not been specifically identified. Although management believes that based on current conditions the allowance for loan losses is maintained at an appropriate amount to provide for probable loan losses inherent in the portfolio as of the balance sheet dates, future conditions may differ substantially from those anticipated in determining the allowance for loan losses and adjustments may be required in the future.

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

Accounting for Loans Acquired in a Business Combination

Loans acquired in a business combination are initially recorded at their acquisition date fair values. The fair values of the purchased loans are based on the present value of the expected cash flows, including principal, interest and prepayments. Periodic principal and interest cash flows are adjusted for expected losses and prepayments, then discounted to determine the present value and summed to arrive at the estimated fair value. Fair value estimates involve assumptions and judgments as to credit risk, interest rate risk, prepayment risk, liquidity risk, default rates, loss severity, payment speeds, collateral values and discount rate. Purchased loans are divided into loans with evidence of credit quality deterioration, which are accounted for under ASC topic 310-30 (purchased credit impaired (PCI)), and loans that do not meet this criteria, which are accounted for under ASC topic 310-20 (performing). PCI loans have experienced a deterioration of credit quality from origination to acquisition for which it is probable that the Bank will not be able to collect all principal and interest payments on the loan. In the assessment of credit quality, numerous assumptions, interpretations and judgments must be made, based on internal and third-party credit quality information and ultimately the determination as to the probability that all contractual cash flows will not be able to be collected. This is a point in time assessment and is inherently subjective due to the nature of the available information and judgment involved.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2017 COMPARED TO THE SAME PERIODS ENDED JUNE 30, 2016

Net Income

Net income for the second quarter of 2017 was $1.0 million, a decrease of $0.5 million, compared to net income of $1.5 million for the second quarter of 2016. Diluted earnings per common share for the second quarter of 2017 was $0.21, a decrease of $0.10 from the diluted earnings per common share of $0.31 for the second quarter of 2016. The decrease in net income in the second quarter of 2017 was primarily due to a $0.7 million decrease in the interest income yield enhancements recognized on loan prepayment penalties, yield adjustments on purchased loans, and interest payments received on non-accruing and previously charged off loans. Gain on sales of loans decreased $0.2 million between the periods due to a decrease in commercial government guaranteed loan sales. Gains on real estate sales decreased $0.1 million due to fewer real estate sales in the second quarter of 2017 when compared to the same period of 2016. Compensation expense increased $0.2 million between the periods due to normal annual salary increases. Other non-interest expense increased $0.1 million due primarily to an increase in commercial loan expenses. These decreases in net income were partially offset by a $0.5 million increase in interest income because of an increase in the average interest-earning assets and a change in the composition of the average interest-earning assets held between the periods, a $0.3 million decrease in income tax expense as a result of the decrease in pre-tax income, and a $0.1 million decrease in the loan loss provision between the periods.

Net income was $2.2 million for the six month period ended June 30, 2017, a decrease of $1.1 million, or 31.2%, compared to net income of $3.3 million for the six month period ended June 30, 2016. Diluted earnings per common share for the six month period ended June 30, 2017 was $0.46, a decrease of $0.23 per share compared to diluted earnings per common share of $0.69 for the same period in 2016. The decrease in net income for the six month period ended June 30, 2017 was due to a number of items including a $0.4 million increase in the provision for loan losses due to a decrease in recoveries received on previously charged off loans in the first six months of 2017 when compared to the same period in 2016. Net interest income decreased $0.1 million as a result of a decrease in the yield enhancements recognized on loan prepayment penalties, yield adjustments on purchased loans, and interest payments received on non-accruing and previously charged off loans between the periods. Gain on sales of loans decreased $0.2 million between the periods due to a decrease in commercial government guaranteed loan sales. Gains on real estate sales decreased $0.4 million due to fewer real estate sales in the first six months of 2017 when compared to the same period of 2016. Compensation expense increased $0.4 million between the periods due to normal annual salary increases. Other non-interest expense increased $0.1 million due primarily to an increase in commercial loan expenses. These decreases in income were partially offset by a $0.6 million decrease in income tax expense as a result of the decrease in pre-tax income between the periods.

Net Interest Income

Net interest income was $6.5 million for the second quarter of 2017, a decrease of $0.3 million, or 3.3%, from $6.8 million for the second quarter of 2016. Interest income was $7.0 million for the second quarter of 2017, a decrease of $0.2 million, or 2.23%, from $7.2 million for the second quarter of 2016. Interest income decreased $0.7 million, or 41 basis points, due to a decrease in the amount of yield enhancements recognized from loan prepayment penalties, yield adjustments on purchased loans, and the interest payments received on non-accruing and previously charged off commercial real estate loans between the periods. It is anticipated that the yield enhancements relating to these items will continue to decrease in subsequent years as the pool of non-accruing and purchased loans continues to decline. The decrease in interest income as a result of the lower yield enhancements recognized was partially offset by an increase in other interest income between the periods. Interest income increased $0.5 million because of an increase in the average interest-earning assets and a change in the composition of the average interest-earning assets held, which resulted in a 6 basis point increase in the average yields earned between the periods. While the average interest-earning assets increased $34.0 million between the periods, the average interest-earning assets held in higher yielding loans increased $60.2 million and the amount of average interest-earning assets held in lower yielding cash and investments decreased $26.2 million between the periods. The increase in the average outstanding loans between the periods was primarily the result of an increase in the commercial loan portfolio, which occurred because of an increase in loan originations and a reduction in loan payoffs between the periods. The average yield earned on interest-earning assets was 4.26% for the second quarter of 2017, a decrease of 35 basis points from 4.61% for the second quarter of 2016. The decrease in the average yield earned on interest-earning assets is primarily related to the decrease in yield enhancements recognized between the periods.

Interest expense was $0.5 million for the second quarter of 2017, an increase of $0.1 million, or 16.7%, from $0.4 million for the second quarter of 2016. The average interest rate paid on non-interest and interest-bearing liabilities was 0.31% for the second quarter of 2017, an increase of 4 basis points from 0.27% for the second quarter of 2016. The average rate paid increased between the periods due to an increase in the rates paid on certain money market and certificate of deposit accounts that was partially offset by a change in the composition of the average non-interest and interest-bearing liabilities held between the periods. While the average non-interest and interest-bearing liabilities increased $26.4 million between the periods, the average amount held in lower rate checking and money market accounts increased $23.2 million and the average amount held in higher rate certificates of deposits and other borrowings increased $3.2 million.

Net interest margin (net interest income divided by average interest-earning assets) for the second quarter of 2017 was 3.98%, a decrease of 38 basis points, compared to 4.36% for the second quarter of 2016. The decrease in the net interest margin is primarily related to the decrease in yield enhancements recognized between the periods.

Net interest income was $12.8 million for the first six months of 2017, a decrease of $0.1 million, or 1.0%, from $12.9 million for the same period in 2016. Interest income was $13.7 million for the six month period ended June 30, 2017, the same as it was for the same six month period in 2016. Interest income decreased $1.2 million, or 39 basis points, due to a decrease in the amount of yield enhancements recognized from loan prepayment penalties, yield adjustments on purchased loans, and the interest payments received on non-accruing and previously charged off commercial real estate loans between the periods. It is anticipated that the yield enhancements relating to these items will continue to decrease in subsequent years as the pool of non-accruing and purchased loans continues to decline. This decrease in interest income as a result of the lower yield enhancements recognized was partially offset by an increase in other interest income items between the periods. Interest income increased $1.2 million between the periods because of an increase in the average interest-earning assets and a change in the composition of the average interest-earning assets held, which resulted in a 12 basis point increase in the average yields earned between the periods. While the average interest-earning assets increased $39.2 million between the periods, the average interest-earning assets held in higher yielding loans increased $71.8 million and the amount of average interest-earning assets held in lower yielding cash and investments decreased $32.6 million between the periods. The increase in the average outstanding loans between the periods was primarily the result of an increase in the commercial loan portfolio, which occurred because of an increase in loan originations and a reduction in loan payoffs between the periods. The average yield earned on interest-earning assets was 4.21% for the first six months of 2017, a decrease of 27 basis points from 4.48% for the first six months of 2016. The decrease in the average yield earned on interest-earning assets is primarily related to the decrease in yield enhancements recognized between the periods.

Interest expense was $0.9 million for the first six months of 2017, an increase of $0.1 million, or 13.0%, compared to $0.8 million for the first six months of 2016. The average rate paid on non-interest and interest-bearing liabilities was 0.29% for the first six months of 2017, an increase of 2 basis points from 0.27% for the first six months of 2016. The average rate paid increased between the periods due to an increase in the rates paid on certain money market and certificate of deposit accounts that was partially offset by a change in the composition of the average non-interest and interest-bearing liabilities held between the periods. While the average non-interest and interest-bearing liabilities increased $30.1 million between the periods, the average amount held in lower rate checking and money market accounts increased $27.5 million and the average amount held in higher rate certificates of deposits and other borrowings increased $2.6 million between the periods.

Net interest margin (net interest income divided by average interest-earning assets) for the first six months of 2017 was 3.94%, a decrease of 29 basis points, compared to 4.23% for the first six months of 2016. The decrease in the net interest margin is primarily related to the decrease in yield enhancements recognized between the periods.

A summary of the Company’s net interest margin for the three and six month periods ended June 30, 2017 and June 30, 2016 is as follows:

	For the three month period ended
	June 30, 2017			June 30, 2016
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate)
Interest-earning assets:
Securities available for sale	$76,515	288	1.51%	$91,364	367	1.62%
Loans held for sale	2,014	25	5.01	3,073	29	3.80
Mortgage loans, net	115,173	1,136	3.96	100,349	1,042	4.18
Commercial loans, net	383,417	4,662	4.88	338,717	4,861	5.77
Consumer loans, net	73,369	878	4.80	71,590	842	4.73
Cash equivalents	6,740	5	0.28	18,354	17	0.37
Federal Home Loan Bank stock	1,043	5	1.75	810	1	0.50
Total interest-earning assets	658,271	6,999	4.26	624,257	7,159	4.61

Interest-bearing liabilities and non-interest bearing deposits:
NOW accounts	87,219	22	0.10	85,085	14	0.06
Savings accounts	78,679	16	0.08	73,029	16	0.09
Money market accounts	168,610	125	0.30	159,708	89	0.22
Certificates	102,841	166	0.65	102,031	127	0.50
Advances and other borrowings	12,637	132	4.19	9,989	149	6.00
Total interest-bearing liabilities	449,986			429,842
Non-interest checking	152,159			145,599
Other non-interest bearing deposits	1,199			1,543
Total interest-bearing liabilities and non-interest bearing deposits	$603,344	461	0.31	$576,984	395	0.27
Net interest income		$6,538			$6,764
Net interest rate spread			3.95%			4.34%
Net interest margin			3.98%			4.36%

	For the six month period ended
	June 30, 2017			June 30, 2016
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
Interest-earning assets:
Securities available for sale	$76,357	563	1.49%	$94,363	759	1.62%
Loans held for sale	1,836	43	4.76	2,588	52	4.04
Mortgage loans, net	112,632	2,247	4.02	98,438	2,053	4.19
Commercial loans, net	377,319	9,047	4.84	323,185	9,110	5.67
Consumer loans, net	72,816	1,724	4.77	68,538	1,653	4.85
Cash equivalents	11,859	28	0.47	26,622	55	0.42
Federal Home Loan Bank stock	915	6	1.34	752	2	0.53
Total interest-earning assets	653,734	13,658	4.21	614,486	13,684	4.48

Interest-bearing liabilities and non-interest bearing deposits:
NOW accounts	89,627	42	0.09	84,153	25	0.06
Savings accounts	76,986	31	0.08	70,347	31	0.09
Money market accounts	165,592	231	0.28	159,314	176	0.22
Certificates	102,398	318	0.63	100,230	240	0.48
Advances and other borrowings	10,033	247	4.96	9,495	297	6.29
Total interest-bearing liabilities	444,636			423,539
Non-interest checking	153,277			144,180
Other non-interest bearing deposits	1,268			1,340
Total interest-bearing liabilities and non-interest bearing deposits	$599,181	869	0.29	$569,059	769	0.27
Net interest income		$12,789			$12,915
Net interest rate spread			3.92%			4.21%
Net interest margin			3.94%			4.23%

Provision for Loan Losses

The provision for loan losses was $0.3 million for the second quarter of 2017, a decrease of $0.1 million from the $0.4 million provision for loan losses for the second quarter of 2016. The provision decreased primarily because of changes in the classification of certain commercial loans and a decrease in the amount reserved on certain single family loans in the portfolio between the periods. These decreases in the provision were partially offset by a decrease in the recoveries received on previously charged off loans in the second quarter of 2017 when compared to the same period of 2016.

The provision for loan losses was $0.0 million for the first six months of 2017, an increase of $0.4 million from the ($0.4) million provision for loan losses for the same six month period in 2016. The provision for loan losses increased between the periods primarily because there were less recoveries received on previously charged off loans in the first six months of 2017 when compared to the same period of 2016.

A reconciliation of the Company’s allowance for loan losses for the three and six month periods ended June 30, 2017 and 2016 is summarized as follows:

(Dollars in thousands)	2017	2016
Balance at March 31,	$9,590	9,363
Provision	269	381
Charge offs:
Consumer	(17)	(8)
Commercial business	0	(44)
Recoveries	203	633
Balance at June 30,	$10,045	10,325

Allocated to:
General allowance	$9,304	9,375
Specific allowance	741	950
	$10,045	10,325

(Dollars in thousands)	2017	2016
Balance at January 1,	$9,903	9,709
Provision	(1)	(351)
Charge offs:
Consumer	(218)	(15)
Commercial business	0	(44)
Recoveries	361	1,026
Balance at June 30,	$10,045	10,325

Non-Interest Income

Non-interest income was $1.9 million for the second quarter of 2017, a decrease of $0.2 million, or 9.3%, from $2.1 million for the same period of 2016. Gain on sales of loans decreased $0.2 million between the periods primarily because of a decrease in commercial government guaranteed loan sales. Loan servicing income increased slightly between the periods primarily because of an increase in commercial loan servicing fees. Fees and service charges decreased slightly due to a decrease in overdraft fees between the periods.

Non-interest income was $3.8 million for the first six months of 2017, a decrease of $0.1 million, or 1.8%, from $3.9 million for the first six months of 2016. Gain on sales of loans decreased $0.2 million between the periods primarily because of a decrease in commercial government guaranteed loan sales in the first six months of 2017 when compared to the same period of 2016. Loan servicing income increased $0.1 million between the periods primarily because of an increase in commercial loan servicing fees.

Non-Interest Expense

Non-interest expense was $6.4 million for the second quarter of 2017, an increase of $0.4 million, or 6.7%, from $6.0 million for the same period of 2016. Compensation expense increased $0.2 million between the periods due to normal annual salary increases. Gains on real estate sales decreased $0.1 million due to fewer real estate sales in the second quarter of 2017 when compared to the same period of 2016. Other non-interest expense increased $0.1 million due primarily to an increase in commercial loan expenses.

Non-interest expense was $12.8 million for the first six months of 2017, an increase of $1.1 million, or 9.1%, from $11.7 million for the same period of 2016. Compensation expense increased $0.4 million between the periods due to normal annual salary increases. Gains on real estate sales decreased $0.4 million due to a decrease in the number of properties sold in the first six months of 2017 when compared to the same period of 2016. Other non-interest expense increased $0.1 million due primarily to an increase in commercial loan expenses. Occupancy and equipment expense increased $0.1 million between the periods because of increased non-capitalized software expenses. Professional services expense increased $0.1 million between the periods due to increased legal costs related to a claim on a commercial loan.

Income Taxes

Income tax expense was $0.7 million for the second quarter of 2017, a decrease of $0.3 million from $1.0 million for the second quarter of 2016. Income tax expense was $1.6 million for the first six months of 2017, a decrease of $0.5 million from $2.1 million for the first six months of 2016. The decrease in income tax expense between the periods is primarily related to the decrease in pre-tax income in the second quarter and first six months of 2017 when compared to the same periods of 2016.

FINANCIAL CONDITION

Non-Performing Assets

The following table summarizes the amounts and categories of non-performing assets in the Bank’s portfolio and loan delinquency information as of the end of the three most recently completed quarters.

	June 30,	March 31,	December 31,
(Dollars in thousands)	2017	2017	2016
Non-Performing Loans:
Single family real estate	$1,070	$1,073	$916
Commercial real estate	1,672	1,615	1,384
Consumer	465	453	630
Commercial business	182	293	343
Total	3,389	3,434	3,273

Foreclosed and Repossessed Assets:
Single family real estate	14	40	0
Commercial real estate	602	602	611
Consumer	18	16	16
Total non-performing assets	$4,023	$4,092	$3,900
Total as a percentage of total assets	0.55%	0.60%	0.57%
Total non-performing loans	$3,389	$3,434	$3,273
Total as a percentage of total loans receivable, net	0.57%	0.61%	0.59%
Allowance for loan loss to non-performing loans	296.45%	279.29%	302.56%

Delinquency Data:
Delinquencies (1)
30+ days	$2,512	$702	$917
90+ days	0	0	0
Delinquencies as a percentage of loan portfolio (1)
30+ days	0.42%	0.12%	0.16%
90+ days	0.00%	0.00%	0.00%

(1) Excludes non-accrual loans.

Total non-performing assets were $4.0 million at June 30, 2017, a decrease of $0.1 million, or 1.7%, from $4.1 million at March 31, 2017. Non-performing loans decreased $0.1 million and foreclosed and repossessed assets remained the same during the second quarter of 2017.

Total non-performing assets were $4.0 million at June 30, 2017, an increase of $0.1 million, or 3.1%, from $3.9 million at December 31, 2016. Non-performing loans increased $0.1 million and foreclosed and repossessed assets remained the same during the first six months of 2017.

Dividends

The declaration of dividends is subject to, among other things, the Company's financial condition and results of operations, the Bank's compliance with regulatory capital requirements and other regulatory restrictions, tax considerations, projected asset growth, industry standards, economic conditions, general business practices and other factors. The Company has not made any dividend payments to common stockholders during the three year period ending June 30, 2017.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2017, the net cash provided by operating activities was $8.4 million. The Company collected $5.0 million from securities being called, $0.4 million from principal repayments on securities, and $3.2 million from the redemption of FHLB stock. The Company purchased securities of $5.0 million, FHLB stock of $3.3 million, and premises and equipment of $0.5 million. Net loans receivable also increased $45.4 million. The Company had a net increase in deposit balances of $41.3 million (primarily in ethanol-related deposits) and customer escrows increased $0.2 million. The Company also received and repaid $80.6 million in borrowings.

The Company has certificates of deposits with outstanding balances of $55.2 million that mature over the next 12 months. Based upon past experience, management anticipates that the majority of the deposits will renew for another term. The Company believes that cash outflow from certificates that do not renew will be replaced with other deposits or FHLB advances. Federal Reserve Bank borrowings or proceeds from the sale of securities could also be used to fund unanticipated outflows of certificates of deposits.

The Company had five deposit customers that individually had aggregate deposits greater than $5.0 million as of June 30, 2017. The $84.5 million in funds held by these customers may be withdrawn at any time, but management believes that the majority of these deposits will not be withdrawn from the Bank over the next twelve months. If these deposits are withdrawn, it is anticipated that they would be replaced with deposits from other customers or FHLB advances. Federal Reserve Bank borrowings or proceeds from the sale of securities could also be used to replace unanticipated outflows of large checking and money market deposits.

The Company has the ability to borrow $91.6 million from the FHLB at June 30, 2017, based on the collateral value of the loans pledged. The credit policy of the FHLB relating to the collateral value of the loans collateralizing the available line of credit with the FHLB may change such that the current collateral pledged to secure future advances is no longer acceptable or the formulas for determining the excess pledged collateral may change. The FHLB could also reduce the amount of funds it will lend to the Bank. It is not anticipated that the Bank will need to find alternative funding sources in the next twelve months to replace the available borrowings from the FHLB. However, if needed, excess collateral currently pledged to the FHLB could be pledged to the FRB and the Bank could borrow additional funds from the FRB based on the increased collateral levels or obtain additional deposits.

The Company’s primary source of cash is dividends from the Bank. At June 30, 2017, the Company had $2.9    million in cash and other assets that could readily be turned into cash. The primary use of cash by the Company is the payment of operating expenses and the principal and interest amounts on the third party note payable.

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

The following table discloses the projected changes in the market value to the Company’s interest-earning assets and interest-bearing liabilities based upon incremental 100 basis-point changes in interest rates from interest rates in effect on June 30, 2017.

	Market Value
(Dollars in thousands)
Basis point change in interest rates	-100	0	+100	+200
Total market risk sensitive assets	$729,672	716,243	702,891	688,642
Total market risk sensitive liabilities	636,788	593,344	554,194	520,323
Off-balance sheet financial instruments	(255)	0	(43)	(34)
Net market risk	$93,139	122,899	148,740	168,353
Percentage change from current market value	(24.22%)	0.00%	21.03%	36.98%

The preceding table was prepared utilizing a model using the following assumptions (the Model Assumptions) regarding prepayment and decay ratios, that were determined by management based upon their review of historical prepayment speeds and future prepayment projections. Fixed rate loans were assumed to prepay at annual rates of between 2% to 42%, depending on the note rate and the period to maturity. Adjustable rate mortgages (ARMs) were assumed to prepay at annual rates of between 4% and 52%, depending on the note rate and the period to maturity. Mortgage-backed securities were projected to have prepayments based upon the underlying collateral securing the instrument. Certificate accounts were assumed not to be withdrawn until maturity. Passbook accounts and money market accounts were assumed to decay at an annual rate of 19% and 5% to 8%, respectively. Retail checking accounts were assumed to decay at an annual rate of 13%. Commercial checking and money market accounts were assumed to decay at annual rates of 14% to 17% and 25%, respectively. Callable investments were projected to be called at the first call date where the projected interest rate on similar remaining term instruments is less than the interest rate on the callable advance or investment.

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

(Dollars in thousands)
Rate Shock in Basis Points	Projected Change in Net Interest Income	Percentage Change
+200	$2,496	9.25%
+100	1,364	5.06%
0	0	0.00%
-100	(1,548)	(5.74)%

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

(c) Not applicable.

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

HMN FINANCIAL, INC. Registrant

Date: August 4, 2017	By:	/s/ Bradley Krehbiel
Bradley Krehbiel, President and Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2017	By:	/s/ Jon Eberle
Jon Eberle, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

HMN FINANCIAL, INC.

INDEX TO EXHIBITS

FOR FORM 10-Q

			Sequential
			Page Numbering
		Reference	Where Attached
Regulation		to Prior	Exhibits Are
S-K		Filing or	Located in This
Exhibit		Exhibit	Form 10-Q
Number	Document Attached Hereto	Number	Report

10.1

Executive Severance Agreement, dated as of May 23, 2017, among the Company, the Bank, and Bradley C. Krehbiel, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated May 23, 2017 (File No. 000-24100).

			N/A

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	31.1	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	31.2	Filed Electronically

32	Section 1350 Certifications of CEO and CFO	32	Filed Electronically

101

Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended June 30, 2017, filed with the SEC on August 4, 2017, formatted in Extensible Business Reporting Language (XBRL); (i) the Consolidated Balance Sheets at June 30, 2017 and December 31, 2016, (ii) the Consolidated Statements of Comprehensive Income for the Three Months and Six Months Ended June 30, 2017 and 2016, (iii) the Consolidated Statement of Stockholders’ Equity for the Six-Month Period Ended June 30, 2017, (iv) the Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2017 and 2016, and (v) Notes to Consolidated Financial Statements.

		101	Filed Electronically