Form 10-Q
period 2017-09-30
HMN FINANCIAL INC
filed 2017-11-03
CIK 921183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commision File Number 0-24100

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                 No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at October 26, 2017
Common stock, $0.01 par value	4,497,538

HMN FINANCIAL, INC.

Part I – FINANCIAL INFORMATION

Item 1: Financial Statements

HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30,	December 31,
(Dollars in thousands)	2017	2016
	(unaudited)
Assets
Cash and cash equivalents	$30,600	27,561
Securities available for sale:
Mortgage-backed and related securities (amortized cost $5,465 and $993)	5,450	1,005
Other marketable securities (amortized cost $73,655 and $78,846)	72,901	77,472
	78,351	78,477

Loans held for sale	2,594	2,009
Loans receivable, net	583,057	551,171
Accrued interest receivable	2,580	2,626
Real estate, net	414	611
Federal Home Loan Bank stock, at cost	817	770
Mortgage servicing rights, net	1,654	1,604
Premises and equipment, net	8,247	8,223
Goodwill	802	802
Core deposit intangible	379	454
Prepaid expenses and other assets	1,404	1,768
Deferred tax asset, net	5,711	5,947
Total assets	$716,610	682,023

Liabilities and Stockholders’ Equity
Deposits	$628,971	592,811
Other borrowings	0	7,000
Accrued interest payable	112	236
Customer escrows	1,798	1,011
Accrued expenses and other liabilities	5,097	5,046
Total liabilities	635,978	606,104
Commitments and contingencies
Stockholders’ equity:
Serial preferred stock ($.01 par value): authorized 500,000 shares; issued and outstanding shares 0	0	0
Common stock ($.01 par value): authorized 16,000,000; issued shares 9,128,662	91	91
Additional paid-in capital	50,536	50,566
Retained earnings, subject to certain restrictions	90,903	86,886
Accumulated other comprehensive loss	(463)	(820)
Unearned employee stock ownership plan shares	(2,078)	(2,223)
Treasury stock, at cost 4,631,124 and 4,639,739 shares	(58,357)	(58,581)
Total stockholders’ equity	80,632	75,919
Total liabilities and stockholders’ equity	$716,610	682,023

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2017	2016	2017	2016
Interest income:
Loans receivable	$6,930	6,627	19,991	19,495
Securities available for sale:
Mortgage-backed and related	17	12	29	48
Other marketable	270	295	821	1,018
Cash equivalents	36	18	64	73
Other	2	2	8	4
Total interest income	7,255	6,954	20,913	20,638

Interest expense:
Deposits	413	255	1,035	727
Advances and other borrowings	80	149	327	446
Total interest expense	493	404	1,362	1,173
Net interest income	6,762	6,550	19,551	19,465
Provision for loan losses	(581)	80	(582)	(271)
Net interest income after provision for loan losses	7,343	6,470	20,133	19,736

Non-interest income:
Fees and service charges	848	901	2,517	2,553
Loan servicing fees	299	280	906	812
Gain on sales of loans	521	656	1,528	1,848
Other	241	310	744	791
Total non-interest income	1,909	2,147	5,695	6,004

Non-interest expense:
Compensation and benefits	3,642	3,723	11,366	11,016
Gains on real estate	(65)	(11)	(72)	(435)
Occupancy and equipment	1,050	998	3,115	2,994
Data processing	243	299	795	853
Professional services	307	252	983	871
Other	1,082	940	2,858	2,626
Total non-interest expense	6,259	6,201	19,045	17,925
Income before income tax expense	2,993	2,416	6,783	7,815
Income tax expense	1,213	1,002	2,766	3,149
Net income	1,780	1,414	4,017	4,666
Other comprehensive income (loss), net of tax	(4)	(51)	357	131
Comprehensive income available to common shareholders	$1,776	1,363	4,374	4,797
Basic earnings per share	$0.42	0.34	0.95	1.12
Diluted earnings per share	$0.37	0.30	0.83	0.99

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders' Equity

For the Nine-Month Period Ended September 30, 2017

(unaudited)

					Unearned
					Employee
				Accumulated	Stock		Total
		Additional		Other	Ownership		Stock-
	Common	Paid-in	Retained	Comprehensive	Plan	Treasury	Holders’
(Dollars in thousands)	Stock	Capital	Earnings	Income (Loss)	Shares	Stock	Equity
Balance, December 31, 2016	$91	50,566	86,886	(820)	(2,223)	(58,581)	75,919
Net income			4,017				4,017
Other comprehensive income				357			357
Stock compensation expense		31					31
Restricted stock awards		(278)				278	0
Stock awards withhold for tax withholding						(54)	(54)
Amortization of restricted stock awards		109					109
Earned employee stock ownership plan shares		108			145		253
Balance, September 30, 2017	$91	50,536	90,903	(463)	(2,078)	(58,357)	80,632

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2017	2016
Cash flows from operating activities:
Net income	$4,017	4,666
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	(582)	(271)
Depreciation	704	619
Amortization of discounts, net	(1)	(9)
Amortization of deferred loan fees	(192)	(906)
Amortization of core deposit intangible	75	68
Amortization of other purchased fair value adjustments	(74)	(430)
Amortization of mortgage servicing rights	411	437
Capitalized mortgage servicing rights	(461)	(475)
Losses on sales of investments	0	9
Gain on sale of premises and equipment	(8)	0
Gain on sales of real estate	(72)	(435)
Gain on sales of loans	(1,528)	(1,848)
Proceeds from sales of loans held for sale	63,449	68,442
Disbursements on loans held for sale	(54,551)	(56,644)
Amortization of restricted stock awards	109	134
Amortization of unearned Employee Stock Ownership Plan shares	145	146
Earned Employee Stock Ownership Plan shares priced above original cost	108	53
Stock option compensation expense	31	59
Decrease in accrued interest receivable	46	127
Decrease in accrued interest payable	(124)	(7)
Decrease in other assets	376	395
Increase in other liabilities	57	3,312
Other, net	51	15
Net cash provided by operating activities	11,986	17,457
Cash flows from investing activities:
Principal collected on securities available for sale	636	986
Proceeds collected on maturities of securities available for sale	20,100	136,020
Purchases of securities available for sale	(20,035)	(104,968)
Purchase of Federal Home Loan Bank Stock	(3,999)	(1,079)
Redemption of Federal Home Loan Bank Stock	3,952	1,000
Proceeds from sales of real estate	309	2,250
Net increase in loans receivable	(39,044)	(76,593)
Acquisition payment, net of cash acquired	0	6,080
Proceeds from sale of premises and equipment	8	0
Purchases of premises and equipment	(772)	(1,269)
Net cash used by investing activities	(38,845)	(37,573)
Cash flows from financing activities:
Increase in deposits	36,165	13,898
Stock awards withheld for tax withholding	(54)	0
Proceeds from borrowings	99,200	25,000
Repayment of borrowings	(106,200)	(25,000)
Increase in customer escrows	787	1,030
Net cash provided by financing activities	29,898	14,928
Increase (decrease) in cash and cash equivalents	3,039	(5,188)
Cash and cash equivalents, beginning of period	27,561	39,782
Cash and cash equivalents, end of period	$30,600	34,594
Supplemental cash flow disclosures:
Cash paid for interest	$1,485	1,176
Cash paid for income taxes	1,817	436
Supplemental noncash flow disclosures:
Loans transferred to loans held for sale	8,144	12,085
Loans held for sale transferred to loans	164	0
Transfer of loans to real estate	40	591

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

September 30, 2017 and 2016

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

(2) Basis of Preparation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of comprehensive income, consolidated statement of stockholders' equity and consolidated statements of cash flows in conformity with U.S. generally accepted accounting principles (GAAP). However, all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The results of operations for the nine month period ended September 30, 2017 are not necessarily indicative of the results which may be expected for the entire year.

(3) New Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), with an original effective date for annual reporting periods beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of ASU 2014-09 to annual and interim reporting periods in fiscal years beginning after December 15, 2017. This ASU is a converged standard between the FASB and the IASB that provides a single comprehensive revenue recognition model for all contracts with customers across transactions and industries. The primary objective of the ASU is revenue recognition that represents the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In March, April, May and December of 2016 and February and September of 2017, the FASB also issued ASU 2016-08, 2016-10, 2016-12, 2016-20, 2017-05, and 2017-13, respectively, related to Topic 606. The amendments in these subsequently issued ASUs do not change the core principles of the previously issued guidance, but instead provide more clarity and implementation guidance for certain aspects of the original ASU. The Company has completed its initial assessment of which revenue sources are within the scope of this ASU and is currently evaluating contracts to assess and quantify accounting methodology changes resulting from the adoption of the standard. The adoption of this ASU, and the related amendments, in the first quarter of 2018 is not anticipated to have a material impact on the Company’s consolidated financial statements.

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

In May 2017, the FASB issued ASU 2017-09, Compensation- Stock Compensation (Topic 718). The amendments in this ASU provide clarity about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The ASU is effective for all entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years with early adoption permitted. The Company is in the process of evaluating the impact of this ASU but, when adopted in the first quarter of 2018, it is not anticipated to have a material impact on the Company’ consolidated financial statements.

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

The following table summarizes the assets and liabilities of the Company for which fair values are determined on a recurring basis as of September 30, 2017 and December 31, 2016.

	Carrying value at September 30, 2017
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale	$78,351	0	78,351	0
Mortgage loan commitments	78	0	78	0
Total	$78,429	0	78,429	0

	Carrying value at December 31, 2016
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale	$78,477	0	78,477	0
Mortgage loan commitments	66	0	66	0
Total	$78,543	0	78,543	0

There were no transfers between Levels 1, 2, or 3 during the three or nine month periods ended September 30, 2017.

The Company may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of the lower-of-cost-or-market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis in the third quarter of 2017 that were still held at September 30, 2017, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at September 30, 2017 and December 31, 2016.

	Carrying value at September 30, 2017
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Three months ended September 30, 2017 total gains (losses)	Nine months ended September 30, 2017 total gains (losses)
Loans held for sale	$2,594	0	2,594	0	24	16
Mortgage servicing rights	1,654	0	1,654	0	0	0
Loans (1)	3,527	0	3,527	0	(510)	(445)
Real estate, net (2)	414	0	414	0	0	0
Total	$8,189	0	8,189	0	(486)	(429)

	Carrying value at December 31, 2016
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Year ended December 31, 2016 total gains (losses)
Loans held for sale	$2,009	0	2,009	0	14
Mortgage servicing rights	1,604	0	1,604	0	0
Loans (1)	3,582	0	3,582	0	(380)
Real estate, net (2)	611	0	611	0	(197)
Total	$7,806	0	7,806	0	(563)

(1)	Represents the carrying value and related specific reserves on loans for which adjustments are based on the appraised value of the collateral. The carrying value of loans fully charged-off is zero.
(2)	Represents the fair value and related losses of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

(5) Fair Value of Financial Instruments

GAAP requires interim reporting period disclosure about the fair value of financial instruments, including assets, liabilities and off-balance sheet items for which it is practicable to estimate fair value. The fair value hierarchy level for each asset and liability, as defined in note 4, have been included in the following table for September 30, 2017 and December 31, 2016. The fair value estimates are made based upon relevant market information, if available, and upon the characteristics of the financial instruments themselves. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based upon judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. The estimated fair value of the Company’s financial instruments as of September 30, 2017 and December 31, 2016 are shown in the following table.

	September 30, 2017						December 31, 2016
			Fair value hierarchy						Fair value hierarchy
(Dollars in thousands)	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3	Contract amount	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3	Contract amount

Financial assets:
Cash and cash equivalents	$30,600	30,600	30,600				27,561	27,561	27,561
Securities available for sale	78,351	78,351		78,351			78,477	78,477		78,477
Loans held for sale	2,594	2,594		2,594			2,009	2,009		2,009
Loans receivable, net	583,057	581,475		581,475			551,171	552,395		552,395
Federal Home Loan Bank stock	817	817		817			770	770		770
Accrued interest receivable	2,580	2,580		2,580			2,626	2,626		2,626
Financial liabilities:
Deposits	628,971	629,288		629,288			592,811	593,297		593,297
Other borrowings	0	0		0			7,000	7,018		7,018
Accrued interest payable	112	112		112			236	236		236
Off-balance sheet financial instruments:
Commitments to extend credit	78	78				200,693	66	66				184,596
Commitments to sell loans	(16)	(16)				12,566	(22)	(22)				9,595

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

Commitments to Extend Credit

The fair values of commitments to extend credit are estimated using the fees normally charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.

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

	For the three months ended September 30,
(Dollars in thousands)	2017			2016
Securities available for sale:	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Net unrealized losses arising during the period	$(7)	(3)	(4)	(85)	(34)	(51)
Other comprehensive loss	$(7)	(3)	(4)	(85)	(34)	(51)

	For the nine months ended September 30,
(Dollars in thousands)	2017			2016
Securities available for sale:	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Gross unrealized gains arising during the period	$593	236	357	209	84	125
Less reclassification of net losses included in net income	0	0	0	(9)	(3)	(6)
Net unrealized gains arising during the period	$593	236	357	218	87	131
Other comprehensive income	$593	236	357	218	87	131

(7) Securities Available For Sale

The following table shows the gross unrealized losses and fair value for the securities available for sale portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2017 and December 31, 2016.

	Less Than Twelve Months			Twelve Months or More			Total
(Dollars in thousands)	# of Investments	Fair Value	Unrealized Losses	# of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2017
Collateralized mortgage obligations:
Federal National Mortgage Association (FNMA)	2	$4,968	(22)	0	$0	0	$4,968	(22)
Other marketable securities:
U.S. Government agency obligations	6	29,815	(145)	8	39,464	(536)	69,279	(681)
Municipal obligations	6	925	(2)	0	0	0	925	(2)
Corporate preferred stock	0	0	0	1	525	(175)	525	(175)
Total temporarily impaired securities	14	$35,708	(169)	9	$39,989	(711)	$75,697	(880)

	Less Than Twelve Months			Twelve Months or More			Total
(Dollars in thousands)	# of Investments	Fair Value	Unrealized Losses	# of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2016
Collateralized mortgage obligations:
FNMA	1	$262	(3)	1	$104	(2)	$366	(5)
Other marketable securities:
U.S. Government agency obligations	13	63,896	(1,079)	0	0	0	63,896	(1,079)
Municipal obligations	14	2,327	(19)	2	214	(1)	2,541	(20)
Corporate preferred stock	0	0	0	1	350	(350)	350	(350)
Total temporarily impaired securities	28	$66,485	(1,101)	4	$668	(353)	$67,153	(1,454)

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

The unrealized losses reported for corporate preferred stock over twelve months at September 30, 2017 relates to a single trust preferred security that was issued by the holding company of a small community bank. As of September 30, 2017 interest payments were current on the trust preferred security and the issuer’s subsidiary bank was considered to be “well capitalized” based on its most recent regulatory filing. Based on a review of the issuer, it was determined that the trust preferred security was not other-than-temporarily impaired at September 30, 2017. The Company does not intend to sell the trust preferred security and has the ability to hold it for a period of time sufficient to recover the temporary loss. Management believes that the Company will receive all principal and interest payments contractually due on the securities and that the decrease in the market value is primarily due to a lack of liquidity in the market for trust preferred securities. Management will continue to monitor the credit risk of the issuer and may be required to recognize other-than-temporary impairment charges on this security in future periods.

A summary of securities available for sale at September 30, 2017 and December 31, 2016 is as follows:

(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
September 30, 2017:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation (FHLMC)	$141	4	0	145
FNMA	5,086	2	(22)	5,066
Collateralized mortgage obligations:
FNMA	238	1	0	239
	5,465	7	(22)	5,450
Other marketable securities:
U.S. Government agency obligations	69,960	0	(681)	69,279
Municipal obligations	2,703	14	(2)	2,715
Corporate debt	234	2	0	236
Corporate preferred stock	700	0	(175)	525
Corporate equity	58	88	0	146
	73,655	104	(858)	72,901
	$79,120	111	(880)	78,351

(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
December 31, 2016
Mortgage-backed securities:
FHLMC	$327	10	0	337
FNMA	295	7	0	302
Collateralized mortgage obligations:
FNMA	371	0	(5)	366
	993	17	(5)	1,005
Other marketable securities:
U.S. Government agency obligations	74,979	16	(1,079)	73,916
Municipal obligations	2,819	0	(20)	2,799
Corporate debt	290	2	0	292
Corporate preferred stock	700	0	(350)	350
Corporate equity	58	57	0	115
	78,846	75	(1,449)	77,472
	$79,839	92	(1,454)	78,477

The following table indicates amortized cost and estimated fair value of securities available for sale at September 30, 2017 based upon contractual maturity adjusted for scheduled repayments of principal and projected prepayments of principal based upon current economic conditions and interest rates.

(Dollars in thousands)	Amortized Cost	Fair Value
Due less than one year	$1,308	1,307
Due after one year through five years	74,872	74,195
Due after five years through ten years	2,005	2,001
Due after ten years	877	702
No stated maturity	58	146
Total	$79,120	78,351

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

(8) Loans Receivable, Net

A summary of loans receivable at September 30, 2017 and December 31, 2016 is as follows:

(Dollars in thousands)	September 30, 2017	December 31, 2016
Single family	$107,312	103,255
Commercial real estate:
Real estate rental and leasing	175,785	153,343
Other	153,466	145,737
	329,251	299,080
Consumer	74,984	73,283
Commercial business:
Transportation industry	9,418	10,509
Other	70,890	74,667
	80,308	85,176
Total loans	591,855	560,794
Less:
Unamortized discounts	21	20
Net deferred loan costs	(500)	(300)
Allowance for loan losses	9,277	9,903
Total loans receivable, net	$583,057	551,171

(9) Allowance for Loan Losses and Credit Quality Information

The allowance for loan losses is summarized as follows:

(Dollars in thousands)	Single Family	Commercial Real Estate	Consumer	Commercial Business	Total
For the three months ended September 30, 2017:
Balance, June 30, 2017	$1,004	5,490	1,544	2,007	10,045
Provision for losses	(63)	(509)	141	(150)	(581)
Charge-offs	(6)	0	(45)	(300)	(351)
Recoveries	0	32	6	126	164
Balance, September 30, 2017	$935	5,013	1,646	1,683	9,277

For the nine months ended September 30, 2017:
Balance, December 31, 2016	$1,186	4,953	1,613	2,151	9,903
Provision for losses	(245)	(147)	257	(447)	(582)
Charge-offs	(6)	0	(263)	(300)	(569)
Recoveries	0	207	39	279	525
Balance, September 30, 2017	$935	5,013	1,646	1,683	9,277

Allocated to:
Specific reserves	$235	248	434	71	988
General reserves	951	4,705	1,179	2,080	8,915
Balance, December 31, 2016	$1,186	4,953	1,613	2,151	9,903

Allocated to:
Specific reserves	$130	544	266	198	1,138
General reserves	805	4,469	1,380	1,485	8,139
Balance, September 30, 2017	$935	5,013	1,646	1,683	9,277

Loans receivable at December 31, 2016:
Individually reviewed for impairment	$1,107	1,880	940	643	4,570
Collectively reviewed for impairment	102,148	297,200	72,343	84,533	556,224
Ending balance	$103,255	299,080	73,283	85,176	560,794

Loans receivable at September 30, 2017:
Individually reviewed for impairment	$1,041	2,155	925	544	4,665
Collectively reviewed for impairment	106,271	327,096	74,059	79,764	587,190
Ending balance	$107,312	329,251	74,984	80,308	591,855

(Dollars in thousands)	Single Family	Commercial Real Estate	Consumer	Commercial Business	Total
For the three months ended September 30, 2016:
Balance, June 30, 2016	$1,270	5,827	1,531	1,697	10,325
Provision for losses	31	(288)	116	221	80
Charge-offs	(66)	(67)	(14)	(56)	(203)
Recoveries	0	48	4	52	104
Balance, September 30, 2016	$1,235	5,520	1,637	1,914	10,306

For the nine months ended September 30, 2016:
Balance, December 31, 2015	$990	6,078	1,200	1,441	9,709
Provision for losses	311	(1,148)	432	134	(271)
Charge-offs	(66)	(67)	(29)	(100)	(262)
Recoveries	0	657	34	439	1,130
Balance, September 30, 2016	$1,235	5,520	1,637	1,914	10,306

The following table summarizes the amount of classified and unclassified loans at September 30, 2017 and December 31, 2016:

	September 30, 2017
	Classified					Unclassified
(Dollars in thousands)	Special Mention	Substandard	Doubtful	Loss	Total	Total	Total Loans
Single family	$277	2,023	45	0	2,345	104,967	107,312
Commercial real estate:
Real estate rental and leasing	1,735	2,653	0	0	4,388	171,397	175,785
Other	9,897	7,410	0	0	17,307	136,159	153,466
Consumer	0	661	120	144	925	74,059	74,984
Commercial business:
Transportation industry	0	1,128	0	0	1,128	8,290	9,418
Other	5,547	3,013	0	0	8,560	62,330	70,890
	$17,456	16,888	165	144	34,653	557,202	591,855

	December 31, 2016
	Classified					Unclassified
(Dollars in thousands)	Special Mention	Substandard	Doubtful	Loss	Total	Total	Total Loans
Single family	$457	2,130	74	0	2,661	100,594	103,255
Commercial real estate:
Real estate rental and leasing	1,577	3,156	0	0	4,733	148,610	153,343
Other	1,702	7,187	0	0	8,889	136,848	145,737
Consumer	0	531	110	299	940	72,343	73,283
Commercial business:
Transportation industry	0	4,065	0	0	4,065	6,444	10,509
Other	3,973	2,916	0	0	6,889	67,778	74,667
	$7,709	19,985	184	299	28,177	532,617	560,794

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

The aging of past due loans at September 30, 2017 and December 31, 2016 is summarized as follows:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
September 30, 2017
Single family	$833	457	108	1,398	105,914	107,312	0
Commercial real estate:
Real estate rental and leasing	212	0	259	471	175,314	175,785	0
Other	0	0	0	0	153,466	153,466	0
Consumer	318	424	126	868	74,116	74,984	0
Commercial business:
Transportation industry	0	0	0	0	9,418	9,418	0
Other	112	0	116	228	70,662	70,890	0
	$1,475	881	609	2,965	588,890	591,855	0
December 31, 2016
Single family	$342	158	179	679	102,576	103,255	0
Commercial real estate:
Real estate rental and leasing	0	0	0	0	153,343	153,343	0
Other	0	0	0	0	145,737	145,737	0
Consumer	412	117	140	669	72,614	73,283	0
Commercial business:
Transportation industry	0	0	0	0	10,509	10,509	0
Other	85	0	274	359	74,308	74,667	0
	$839	275	593	1,707	559,087	560,794	0

Impaired loans include loans that are non-performing (non-accruing) and loans that have been modified in a troubled debt restructuring (TDR). The following table summarizes impaired loans and related allowances as of September 30, 2017 and December 31, 2016:

	September 30, 2017			December 31, 2016
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans with no related allowance recorded:
Single family	$381	381	0	217	217	0
Commercial real estate:
Real estate rental and leasing	37	69	0	40	122	0
Other	25	1,681	0	26	1,771	0
Consumer	508	508	0	312	312	0
Commercial business:
Other	0	0	0	274	356	0
Loans with an allowance recorded:
Single family	660	660	130	890	890	235
Commercial real estate:
Real estate rental and leasing	258	258	50	0	0	0
Other	1,835	1,835	494	1,814	1,814	248
Consumer	417	434	266	628	644	434
Commercial business:
Other	544	1,396	198	369	921	71
Total:
Single family	1,041	1,041	130	1,107	1,107	235
Commercial real estate:
Real estate rental and leasing	295	327	50	40	122	0
Other	1,860	3,516	494	1,840	3,585	248
Consumer	925	942	266	940	956	434
Commercial business:
Other	544	1,396	198	643	1,277	71
	$4,665	7,222	1,138	4,570	7,047	988

The following tables summarize average recorded investment and interest income recognized on impaired loans during the three and nine months ended September 30, 2017 and 2016.

	For the three months ended September 30, 2017		For the nine months ended September 30, 2017
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance recorded:
Single family	$453	1	414	3
Commercial real estate:
Real estate rental and leasing	38	0	39	0
Other	26	24	26	72
Consumer	500	5	404	9
Commercial business:
Other	0	0	125	0
Loans with an allowance recorded:
Single family	765	8	821	11
Commercial real estate:
Real estate rental and leasing	258	0	194	0
Other	1,838	16	1,818	23
Consumer	375	4	455	8
Commercial business:
Other	496	6	428	19
Total:
Single family	1,218	9	1,235	14
Commercial real estate:
Real estate rental and leasing	296	0	233	0
Other	1,864	40	1,844	95
Consumer	875	9	859	17
Commercial business:
Other	496	6	553	19
	$4,749	64	4,724	145

	For the three months ended September 30, 2016		For the nine months ended September 30, 2016
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance recorded:
Single family	$336	5	654	12
Commercial real estate:
Real estate rental and leasing	46	1	45	4
Other	26	24	26	73
Consumer	478	1	483	3
Commercial business:
Other	66	0	33	0
Loans with an allowance recorded:
Single family	1,094	5	1,055	14
Commercial real estate:
Other	2,511	54	2,354	183
Consumer	547	2	534	8
Commercial business:
Other	467	16	437	62
Total:
Single family	1,430	10	1,709	26
Commercial real estate:
Real estate rental and leasing	46	1	45	4
Other	2,537	78	2,380	256
Consumer	1,025	3	1,017	11
Commercial business:
Other	533	16	470	62
	$5,571	108	5,621	359

At September 30, 2017 and December 31, 2016, non-accruing loans totaled $3.3 million for which the related allowance for loan losses was $0.9 million and $0.8 million, respectively. All of the interest income that was recognized for non-accruing loans was recognized using the cash basis method of income recognition. Non-accruing loans for which no specific allowance has been recorded, because management determined that the value of the collateral was sufficient to repay the loan, totaled $0.7 million at both September 30, 2017 and December 31, 2016. Non-accrual loans also include certain loans that have had terms modified in a TDR.

The non-accrual loans at September 30, 2017 and December 31, 2016 are summarized as follows:

(Dollars in thousands)	September 30, 2017	December 31, 2016

Single family	$800	916
Commercial real estate:
Real estate rental and leasing	295	41
Other	1,371	1,343
Consumer	545	630
Commercial business:
Other	297	343
	$3,308	3,273

At September 30, 2017 and December 31, 2016 there were loans included in loans receivable, net, with terms that had been modified in a TDR totaling $3.6 million and $3.3 million, respectively. For the loans that were restructured in the third quarter of 2017, $34,000 were classified but performing, and $0.2 million were non-performing at September 30, 2017. For the loans that were restructured in the third quarter of 2016, $0.2 million were classified but performing, and $1.5 million were non-performing at September 30, 2016.

The following table summarizes TDRs at September 30, 2017 and December 31, 2016:

	September 30, 2017			December 31, 2016
(Dollars in thousands)	Accrual	Non-Accrual	Total	Accrual	Non-Accrual	Total
Single family	$241	455	696	191	257	448
Commercial real estate	489	1,227	1,716	497	1,277	1,774
Consumer	380	418	798	309	400	709
Commercial business	247	181	428	300	69	369
	$1,357	2,281	3,638	1,297	2,003	3,300

As of September 30, 2017, the Bank had commitments to lend an additional $0.2 million to a borrower who has TDR and non-accrual loans. These additional funds are for the construction of single family homes with a maximum loan-to-value ratio of 75%. These loans are secured by the home under construction. At December 31, 2016, there were commitments to lend additional funds of $0.4 million to this same borrower.

TDR concessions can include a reduction of interest rates, extension of maturity dates, forgiveness of principal and/or interest due, or acceptance of real estate or other assets in full or partial satisfaction of the debt. Loan modifications are not reported as TDRs after 12 months if the loan was modified at a market rate of interest for comparable risk loans, and the loan is performing in accordance with the terms of the restructured agreement for the entire 12 month period. All loans classified as TDRs are considered to be impaired.

When a loan is modified as a TDR, there may be a direct, material impact on the loans within the balance sheet, as principal balances may be partially forgiven. The financial effects of TDRs are presented in the following tables and represent the difference between the outstanding recorded balance pre-modification and post-modification, for the three month and nine month periods ended September 30, 2017 and 2016.

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
(Dollars in thousands)	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment
Troubled debt restructurings:
Single family	0	$0	0	3	$282	514
Commercial real estate:
Other	0	0	0	0	0	0
Consumer	6	104	105	13	462	465
Commercial business:
Other	1	416	116	1	416	116
Total	7	$520	221	17	$1,160	1,095

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
(Dollars in thousands)	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment
Troubled debt restructurings:
Single family	1	$126	139	2	$191	203
Commercial real estate:
Other	1	1,274	1,274	1	1,274	1,274
Consumer	3	73	73	14	215	216
Commercial business:
Other	2	257	201	2	257	201
Total	7	$1,730	1,687	19	$1,937	1,894

The following table summarizes the loans that were restructured in the 12 months preceding September 30, 2017 and subsequently defaulted during the nine months ended September 30, 2017. There were no restructured loans that defaulted in the three months ended September 30, 2017.

	Nine Months Ended September 30, 2017
(Dollars in thousands)	Number of Contracts	Outstanding Recorded Investment
Troubled debt restructurings that subsequently defaulted:
Single Family	2	$60
Total	2	$60

	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
(Dollars in thousands)	Number of Contracts	Outstanding Recorded Investment	Number of Contracts	Outstanding Recorded Investment
Troubled debt restructurings that subsequently defaulted:
Commercial real estate:
Other	0	$0	1	$183
Consumer	3	6	3	6
Commercial business:
Other	0	0	1	44
Total	3	$6	5	$233

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

TDRs are reviewed for impairment following the same methodology as other impaired loans. For loans that are collateral-dependent, the value of the collateral is reviewed and additional reserves may be added to general reserves as needed. Loans that are not collateral-dependent may have additional reserves established if deemed necessary. The reserves for TDRs were $1.0 million, or 10.6%, of the total $9.3 million in loan loss reserves at September 30, 2017 and $0.6 million, or 6.2%, of the total $9.9 million in loan loss reserves at December 31, 2016.

The following is additional information with respect to loans acquired through acquisitions:

(Dollars in thousands)	Contractual Principal Receivable	Accretable Difference	Carrying Amount
Purchased performing loans:
Balance at June 30, 2017	$13,267	(275)	12,992
Change due to payments/refinances	(1,421)	14	(1,407)
Balance at September 30, 2017	$11,846	(261)	11,585

(Dollars in thousands)	Contractual Principal Receivable	Non-Accretable Difference	Carrying Amount
Purchased credit impaired loans:
Balance at June 30, 2017	$386	(45)	341
Change due to payments/refinances	(23)	3	(20)
Balance at September 30, 2017	$363	(42)	321

As a result of acquisitions, the Company has loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable at acquisition that all contractually required payments would not be collected. The carrying amount of those loans as of September 30, 2017 was $0.3 million.

No provision for loan losses was recognized during the period ended September 30, 2017 related to acquired loans, as there was no significant change to the credit quality of those loans.

(10) Intangible Assets

The Company’s intangible assets consist of mortgage servicing rights, core deposit intangibles, and goodwill. A summary of mortgage servicing activity is as follows:

(Dollars in thousands)	Nine Months ended September 30, 2017	Twelve Months ended December 31, 2016	Nine Months ended September 30, 2016
Balance, beginning of period	$1,604	1,499	1,499
Originations	461	706	475
Amortization	(411)	(601)	(437)
Balance, end of period	$1,654	1,604	1,537
Fair value of mortgage servicing rights	$3,003	2,952	2,426

All of the loans being serviced were single family loans serviced for FNMA under the individual loan sale program. The following is a summary of the risk characteristics of the loans being serviced at September 30, 2017.

		Weighted	Weighted
	Loan	Average	Average
	Principal	Interest	Remaining	Number
(Dollars in thousands)	Balance	Rate	Term (months)	of Loans
Original term 30 year fixed rate	$256,068	4.08%	305	2,062
Original term 15 year fixed rate	103,089	3.10	136	1,111
Adjustable rate	56	3.25	284	2

The gross carrying amount of intangible assets and the associated accumulated amortization at September 30, 2017 is presented in the following table. No amortization expense relating to goodwill is recorded as generally accepted accounting principles do not allow goodwill to be amortized, but require that it be tested for impairment at least annually, or sooner if there are indications that impairment may exist. Amortization expense for amortizing intangible assets was $0.5 million for both nine month periods ended September 30, 2017 and 2016.

	September 30, 2017
	Gross
(Dollars in thousands)	Carrying Amount	Accumulated Amortization	Unamortized Amount
Mortgage servicing rights	$4,141	(2,487)	1,654
Core deposit intangible	574	(195)	379
Goodwill	802	0	802
Total	$5,517	(2,682)	2,835

	September 30, 2016
	Gross
(Dollars in thousands)	Carrying Amount	Accumulated Amortization	Unamortized Amount
Mortgage servicing rights	$3,851	(2,314)	1,537
Core deposit intangible	574	(96)	478
Goodwill	802	0	802
Total	$5,227	(2,410)	2,817

The following table indicates the estimated future amortization expense for amortizing intangible assets:

(Dollars in thousands)	Mortgage Servicing Rights	Core Deposit Intangible	Total Amortizing Intangible Assets
Year ended December 31,
2017	$118	25	143
2018	406	99	505
2019	353	99	452
2020	277	99	376
2021	227	47	274
Thereafter	273	10	283
Total	$1,654	379	2,033

Projections of amortization are based on existing asset balances and the existing interest rate environment as of September 30, 2017. The Company's actual experience may be significantly different depending upon changes in mortgage interest rates and other market conditions.

(11) Earnings per Common Share

The following table reconciles the weighted average shares outstanding and the earnings available to common shareholders used for basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2017	2016	2017	2016
Weighted average number of common shares outstanding used in basic earnings per share calculation	4,220	4,186	4,212	4,176
Net dilutive effect of:
Restricted stock awards, options, and warrants	650	586	651	552
Weighted average number of shares outstanding adjusted for effect of dilutive securities	4,870	4,772	4,863	4,728
Income available to common shareholders	$1,780	1,414	4,017	4,666
Basic earnings per common share	$0.42	0.34	0.95	1.12
Diluted earnings per common share	$0.37	0.30	0.83	0.99

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

The Bank’s average total assets for the quarter ending September 30, 2017 were $710.3 million, its adjusted total assets were $709.1 million, and its risk-weighted assets were $604.9 million. The following table presents the Bank’s capital amounts and ratios at September 30, 2017 for actual capital, required capital, and excess capital, including ratios in order to qualify as being well capitalized under the Prompt Corrective Actions regulations.

	Actual		Required to be Adequately Capitalized		Excess Capital		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Percent of Assets	Amount	Percent of Assets	Amount	Percent of Assets	Amount	Percent of Assets
September 30, 2017
Common equity tier 1 capital	$76,306	12.62%	$27,219	4.50%	$49,086	8.12%	$39,317	6.50%
Tier 1 capital leverage	76,306	10.76	28,365	4.00	47,941	6.76	35,456	5.00
Tier 1 risk-based capital	76,306	12.62	36,293	6.00	40,014	6.62	48,390	8.00
Total risk-based capital	83,889	13.87	48,390	8.00	35,499	5.87	60,488	10.00

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

Management believes that, as of September 30, 2017, the Bank’s capital ratios were in excess of those quantitative capital ratio standards set forth under the current prompt corrective action regulations, including the capital conservation buffer described above. However, there can be no assurance that the Bank will continue to maintain such status in the future. The Office of the Comptroller of the Currency has extensive discretion in its supervisory and enforcement activities, and can adjust the requirement to be “well-capitalized” in the future.

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

On February 17, 2015, the Company redeemed the final 10,000 shares of outstanding Preferred Stock. On May 21, 2015, the Treasury sold the Warrant at an exercise price of $4.68 to three unaffiliated third party investors for an aggregate purchase price of $5.7 million. Two of the investors received a warrant to purchase 277,777.67 shares and one investor received a warrant to purchase 277,777.66 shares. All of the warrants were still outstanding as of September 30, 2017 and may be exercised at any time prior to their expiration date of December 23, 2018. The Company received no proceeds from this transaction and it had no effect on the Company’s capital, financial condition or results of operations.

(14) Other Borrowings

On December 15, 2014, the Company entered into a Loan Agreement with an unrelated third party, providing for a term loan of up to $10.0 million that was evidenced by a promissory note (the Note) with an interest rate of 6.50% per annum. The principal balance of the loan was payable in consecutive equal annual installments of $1.0 million on each anniversary of the date of the Loan Agreement, commencing on December 15, 2015, with the balance due on December 15, 2021. The Company had the option to voluntarily prepay the Note in whole or in part without penalty. The Company made the scheduled $1.0 million principal payment on December 15, 2015, a $2.0 million payment on December 15, 2016, and on August 31, 2017 paid off the remaining principal balance of $7.0 million. There was no outstanding loan balance at September 30, 2017 and the loan balance was $7.0 million at December 31, 2016.

(15) Commitments and Contingencies

The Bank issues standby letters of credit which guarantee the performance of customers to third parties. The standby letters of credit issued and available at September 30, 2017 were approximately $2.5 million, expire over the next 36 months, and are collateralized primarily with commercial real estate mortgages. Since the conditions under which the Bank is required to fund the standby letters of credit may not materialize, the cash requirements are expected to be less than the total outstanding commitments.

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

(Dollars in thousands)	Home Federal Savings Bank	Other	Eliminations	Consolidated Total
At or for the nine months ended September 30, 2017:
Interest income - external customers	$20,913	0	0	20,913
Non-interest income - external customers	5,695	0	0	5,695
Intersegment non-interest income	158	4,596	(4,754)	0
Interest expense	1,056	306	0	1,362
Other non-interest expense	18,653	550	(158)	19,045
Income tax expense	3,043	(277)	0	2,766
Net income	4,596	4,017	(4,596)	4,017
Total assets	715,827	79,516	(78,733)	716,610

At or for the nine months ended September 30, 2016:
Interest income - external customers	$20,638	0	0	20,638
Non-interest income - external customers	6,004	0	0	6,004
Intersegment non-interest income	158	5,362	(5,520)	0
Interest expense	728	445	0	1,173
Other non-interest expense	17,510	573	(158)	17,925
Income tax expense	3,471	(322)	0	3,149
Net income	5,362	4,666	(5,362)	4,666
Total assets	684,635	83,570	(82,538)	685,667

At or for the quarter ended September 30, 2017:
Interest income - external customers	$7,255	0	0	7,255
Non-interest income - external customers	1,909	0	0	1,909
Intersegment non-interest income	53	1,960	(2,013)	0
Interest expense	416	77	0	493
Other non-interest expense	6,124	188	(53)	6,259
Income tax expense	1,298	(85)	0	1,213
Net income	1,960	1,780	(1,960)	1,780
Total assets	715,827	79,516	(78,733)	716,610

At or for the quarter ended September 30, 2016:
Interest income - external customers	$6,954	0	0	6,954
Non-interest income - external customers	2,147	0	0	2,147
Intersegment non-interest income	53	1,718	(1,771)	0
Interest expense	255	149	0	404
Other non-interest expense	6,049	205	(53)	6,201
Income tax expense	1,052	(50)	0	1,002
Net income	1,718	1,414	(1,718)	1,414
Total assets	684,635	83,570	(82,538)	685,667

Item 2:

HMN FINANCIAL, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS)

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Information

Safe Harbor Statement

This quarterly report may contain forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are often identified by such forward-looking terminology as “expect,” “intend,” “look,” “believe,” “anticipate,” “estimate,” “project,” “seek,” “may,” “will,” “would,” “could,” “should,” “trend,” “target,” and “goal” or similar statements or variations of such terms and include, but are not limited to, those relating to growing our core deposit relationships and loan balances, enhancing the financial performance of our core banking operations, maintaining credit quality, reducing non-performing assets, and generating improved financial results (including profitability); the adequacy and amount of available liquidity and capital resources to the Bank; the Company’s liquidity and capital requirements; our expectations for core capital and our strategies and potential strategies for maintenance thereof; improvements in loan production; changes in the size of the Bank’s loan portfolio; the amount of the Bank’s non-performing assets and the appropriateness of the allowance therefor; anticipated future levels of the provision for loan losses; future losses on non-performing assets; the amount and composition of interest-earning assets; the amount of yield enhancements relating to non-accruing and purchased loans; the amount and composition of non-interest and interest-bearing liabilities; the availability of alternate funding sources; the payment of dividends by HMN; the future outlook for the Company; the amount of deposits that will be withdrawn from checking and money market accounts and how the withdrawn deposits will be replaced; the projected changes in net interest income based on rate shocks; the range that interest rates may fluctuate over the next twelve months; the net market risk of interest rate shocks; the future outlook for the issuer of the trust preferred securities held by the Bank; the ability of the Bank to pay dividends to HMN; the ability to remain well capitalized; and compliance by the Bank with regulatory standards generally (including the Bank’s status as “well-capitalized”) and other supervisory directives or requirements to which the Company or the Bank are or may become expressly subject, specifically, and possible responses of the Office of the Comptroller of the Currency (OCC), Board of Governors of the Federal Reserve System (FRB), the Bank, and the Company to any failure to comply with any such regulatory standard, directive or requirement.

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

The appropriateness of the allowance for loan losses is dependent upon management’s estimates of variables affecting valuation, appraisals of collateral, evaluations of performance and status, and the amounts and timing of future cash flows expected to be received on impaired loans. Such estimates, appraisals, evaluations and cash flows may be subject to adjustments due to changing economic prospects of borrowers or properties. The fair market value of collateral dependent loans are typically based on the appraised value of the property less estimated selling costs. The estimates are reviewed periodically and adjustments, if any, are recorded in the provision for loan losses in the periods in which the adjustments become known. Because of the size of some loans, changes in estimates can have a significant impact on the loan loss provision. The allowance is allocated to individual loan categories based upon the relative risk characteristics of the loan portfolios and the actual loss experience. The Company increases its allowance for loan losses by charging the provision for loan losses against income and decreases its allowance by crediting the provision for loan losses. The allowance is also credited for recoveries received on previously charged off loans. The activity in the allowance in the first nine months of 2017 resulted in a credit to the loan loss provision. The methodology for establishing the allowance for loan losses takes into consideration probable losses that have been identified in connection with specific loans as well as losses in the loan portfolio that have not been specifically identified. Although management believes that based on current conditions the allowance for loan losses is maintained at an appropriate amount to provide for probable loan losses inherent in the portfolio as of the balance sheet dates, future conditions may differ substantially from those anticipated in determining the allowance for loan losses and adjustments may be required in the future.

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

The Company maintains significant net deferred tax assets for deductible temporary differences, the largest of which relates to the allowance for loan losses and net operating loss carryforwards. For income tax purposes, only net charge-offs are deductible, not the entire provision for loan losses. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that the deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon management’s judgment and evaluation of both positive and negative evidence, including the forecasts of future income, tax planning strategies, and assessments of the current and future economic and business conditions. The Company considers both positive and negative evidence regarding the ultimate realizability of deferred tax assets. Positive evidence includes the Company’s cumulative net income in the prior three year period, the ability to implement tax planning strategies to accelerate taxable income recognition, and the probability that taxable income will be generated in future periods. It is possible that future conditions may differ substantially from those anticipated in determining that no valuation allowance was required on deferred tax assets and adjustments may be required in the future.

Determining the ultimate settlement of any tax position requires significant estimates and judgments in arriving at the amount of tax benefits to be recognized in the financial statements. It is possible that the tax benefits realized upon the ultimate resolution of a tax position may result in tax benefits that are significantly different from those estimated.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2017 COMPARED TO THE SAME PERIODS ENDED SEPTEMBER 30, 2016

Net Income

Net income was $1.8 million for the third quarter of 2017, an increase of $0.4 million compared to net income of $1.4 million for the third quarter of 2016. Diluted earnings per share for the third quarter of 2017 was $0.37, an increase of $0.07, compared to diluted earnings per share of $0.30 for the third quarter of 2016. The increase in net income for the third quarter of 2017 is due primarily to a $0.7 million decrease in the provision for loan losses as a result of the continued improvement in the credit quality of the loan portfolio and a $0.2 million increase in net interest income because of an increase in the average interest-earning assets and a change in the composition of the average interest-earning assets held between the periods. These improvements in net income were partially offset by an increase in income tax expense of $0.2 million as a result of the increase in pre-tax income, a decrease of $0.1 million on the gain on sales of loans as a result of fewer commercial guaranteed loan sales between the periods, and an increase in other non-interest expenses of $0.1 million related primarily to an increase in legal fees between the periods.

Net income was $4.0 million for the nine month period ended September 30, 2017, a decrease of $0.7 million, or 13.9%, compared to net income of $4.7 million for the nine month period ended September 30, 2016. Diluted earnings per share for the nine month period ended September 30, 2017 was $0.83, a decrease of $0.16 per share, compared to diluted earnings per share of $0.99 for the same period of 2016. The decrease in net income for the nine month period ended September 30, 2017 was due primarily to a $0.3 million decrease in the gain on sales of loans due to the reduced sales of commercial government guaranteed loans between the periods. Non-interest expenses also increased $1.1 million between the periods primarily because of a decrease in the gains on real estate sales due to fewer real estate sales and an increase in compensation expense due primarily to annual salary increases. These decreases in net income were partially offset by a $0.3 million decrease in the provision for loan losses as a result of the continued improvement in the credit quality of the loan portfolio and a $0.1 million increase in net interest income because of an increase in the average interest-earning assets and a change in the composition of the average interest-earning assets held between the periods. Income tax expense also decreased $0.4 million because of the decrease in pre-tax income between the periods.

Net Interest Income

Net interest income was $6.8 million for the third quarter of 2017, an increase of $0.2 million, or 3.1%, from $6.6 million for the third quarter of 2016. Interest income was $7.3 million for the third quarter of 2017, an increase of $0.3 million, or 4.3%, from $7.0 million for the same period in 2016. Interest income increased $0.6 million because of an increase in the average interest-earning assets and a change in the composition of the average interest-earning assets held, which resulted in an 8 basis point increase in the average yields earned between the periods. While the average interest-earning assets increased $48.1 million between the periods, the average interest-earning assets held in higher yielding loans increased $52.2 million and the amount of average interest-earning assets held in lower yielding cash and investments decreased $4.1 million between the periods. The increase in the average outstanding loans between the periods was primarily the result of an increase in the commercial loan portfolio which occurred because of an increase in loan originations and a reduction in loan payoffs between the periods. The increase in interest income as a result of these items was partially offset by a decrease in interest income as a result of recognizing a lower amount of yield enhancements between the periods. Interest income decreased $0.3 million due to a decrease in the amount of yield enhancements recognized from loan prepayment penalties, yield adjustments on purchased loans, and the interest payments received on non-accruing and previously charged off commercial real estate loans which resulted in a 22 basis point decrease in the average yield between the periods. It is anticipated that the yield enhancements relating to these items will be lower in subsequent periods as the pool of non-accruing and purchased loans continues to decline. The average yield earned on interest-earning assets was 4.21% for the third quarter of 2017, a decrease of 14 basis points from 4.35% for the third quarter of 2016. The decrease in the average yield earned on interest-earning assets is primarily related to the decrease in yield enhancements recognized between the periods.

Interest expense was $0.5 million for the third quarter of 2017, an increase of $0.1 million, or 22.0%, from $0.4 million for the third quarter of 2016. The average interest rate paid on non-interest and interest-bearing liabilities was 0.31% for the third quarter of 2017, an increase of 4 basis points from 0.27% for the third quarter of 2016. The average rate paid increased between the periods due to an increase in the rates paid on certain money market and certificate of deposit accounts that was partially offset by a decrease in the interest paid on other borrowings due to a decrease in the average borrowings outstanding between the periods. While the average non-interest and interest-bearing liabilities increased $40.0 million between the periods, the average amount held in lower rate checking, savings, and money market accounts increased $1.8 million, the average amount held in higher rate premium money market and certificate of deposit accounts increased $42.5 million, and the average amount held in higher rate borrowings decreased $4.3 million between the periods.

Net interest margin (net interest income divided by average interest-earning assets) for the third quarter of 2017 was 3.92%, a decrease of 18 basis points, compared to 4.10% for the third quarter of 2016. The decrease in the net interest margin is primarily related to the decrease in yield enhancements recognized between the periods.

Net interest income was $19.6 million for the first nine months of 2017, an increase of $0.1 million, or 0.4%, from $19.5 million for the same period of 2016. Interest income was $20.9 million for the nine month period ended September 30, 2017, an increase of $0.3 million, or 1.3%, from $20.6 million for the same nine month period of 2016. Interest income increased $1.8 million because of an increase in the average interest-earning assets and a change in the composition of the average interest-earning assets held, which resulted in an 11 basis point increase in the average yields earned between the periods. While the average interest-earning assets increased $42.3 million between the periods, the average interest-earning assets held in higher yielding loans increased $65.3 million and the amount of average interest-earning assets held in lower yielding cash and investments decreased $23.0 million between the periods. The increase in the average outstanding loans between the periods was primarily the result of an increase in the commercial loan portfolio, which occurred because of an increase in loan originations and a reduction in loan payoffs between the periods. The increase in interest income as a result of these items was partially offset by a decrease in interest income as a result of recognizing a lower amount of yield enhancements between the periods. Interest income decreased $1.5 million due to a decrease in the amount of yield enhancements recognized from loan prepayment penalties, yield adjustments on purchased loans, and the interest payments received on non-accruing and previously charged off commercial real estate loans, which resulted in a 33 basis point decrease in the average yield between the periods. It is anticipated that the yield enhancements relating to these items will be lower in subsequent periods as the pool of non-accruing and purchased loans continues to decline. The average yield earned on interest-earning assets was 4.21% for the first nine months of 2017, a decrease of 22 basis points from 4.43% for the first nine months of 2016. The decrease in the average yield earned on interest-earning assets is primarily related to the decrease in yield enhancements recognized between the periods.

Interest expense was $1.4 million for the first nine months of 2017, an increase of $0.2 million, or 16.1%, compared to $1.2 million for the first nine months of 2016. The average interest rate paid on non-interest and interest-bearing liabilities was 0.30% for the first nine months of 2017, an increase of 3 basis points from 0.27% for the first nine months of 2016. The average rate paid increased between the periods due to an increase in the rates paid on certain money market and certificate of deposit accounts that was partially offset by a decrease in the interest paid on other borrowings due to a decrease in the average borrowings outstanding between the periods. While the average non-interest and interest-bearing liabilities increased $33.5 million between the periods, the average amount held in lower rate checking, savings, and money market accounts increased $2.7 million, the average amount held in higher rate premium money market and certificate of deposit accounts increased $33.6 million, and the average amount held in higher rate borrowings decreased $2.8 million between the periods.

Net interest margin (net interest income divided by average interest-earning assets) for the first nine months of 2017 was 3.94%, a decrease of 24 basis points, compared to 4.18% for the first nine months of 2016. The decrease in the net interest margin is primarily related to the decrease in yield enhancements recognized between the periods.

A summary of the Company’s net interest margin for the three and nine month periods ended September 30, 2017 and September 30, 2016 is as follows:

	For the three-month period ended
	September 30, 2017			September 30, 2016
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
Interest-earning assets:
Securities available for sale	$77,360	287	1.47%	$79,176	307	1.54%
Loans held for sale	1,916	25	5.18	4,214	47	4.44
Single family loans, net	114,826	1,164	4.02	107,053	1,147	4.26
Commercial loans, net	398,097	4,838	4.82	351,004	4,520	5.12
Consumer loans, net	74,164	903	4.83	74,544	913	4.87
Cash equivalents	16,917	36	0.84	19,267	18	0.37
Federal Home Loan Bank stock	848	2	0.94	770	2	1.03
Total interest-earning assets	$684,128	7,255	4.21	$636,028	6,954	4.35

Interest-bearing liabilities and non-interest bearing deposits:
NOW accounts	84,154	24	0.11	83,562	10	0.05
Savings accounts	77,073	16	0.08	73,293	16	0.09
Money market accounts	194,660	159	0.32	168,870	92	0.22
Certificates	108,227	214	0.78	101,401	137	0.54
Advances and other borrowings	5,394	80	5.88	9,000	149	6.59
Total interest-bearing liabilities	$469,508			$436,126
Non-interest checking	155,674			148,788
Other non-interest bearing deposits	1,542			1,846
Total interest-bearing liabilities and non-interest bearing deposits	$626,724	493	0.31	$586,760	404	0.27
Net interest income		6,762			6,550
Net interest rate spread			3.90%			4.08%
Net interest margin			3.92%			4.10%

	For the nine-month period ended
	September 30, 2017			September 30, 2016
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
Interest-earning assets:
Securities available for sale	$76,695	850	1.48%	$89,264	1,066	1.60%
Loans held for sale	1,863	69	4.95	3,134	99	4.22
Single family loans, net	113,372	3,411	4.02	101,330	3,200	4.22
Commercial loans, net	384,321	13,885	4.83	332,526	13,630	5.48
Consumer loans, net	73,270	2,626	4.79	70,554	2,566	4.86
Cash equivalents	13,564	64	0.63	24,153	73	0.40
Federal Home Loan Bank stock	892	8	1.20	758	4	0.70
Total interest-earning assets	$663,977	20,913	4.21	$621,719	20,638	4.43

Interest-bearing liabilities and non-interest bearing deposits:
NOW accounts	87,783	66	0.10	83,955	36	0.06
Savings accounts	77,015	47	0.08	71,336	46	0.09
Money market accounts	175,388	390	0.30	162,523	268	0.22
Certificates	104,362	532	0.68	100,623	377	0.50
Advances and other borrowings	8,469	327	5.16	9,328	446	6.39
Total interest-bearing liabilities	$453,017			$427,765
Non-interest checking	154,085			145,727
Other non-interest bearing deposits	1,361			1,510
Total interest-bearing liabilities and non-interest bearing deposits	$608,463	1,362	0.30	$575,002	1,173	0.27
Net interest income		19,551			19,465
Net interest rate spread			3.91%			4.16%
Net interest margin			3.94%			4.18%

Provision for Loan Losses

The provision for loan losses was ($0.6) million for the third quarter of 2017, a decrease of $0.7 million from the $0.1 million provision for loan losses for the third quarter of 2016. The provision for loan losses was ($0.6) million for the first nine months of 2017, a decrease of $0.3 million from the ($0.3) million provision for loan losses for the same nine month period of 2016. The provision for loan losses decreased between the periods primarily because of a decrease in the reserve percentages applied to certain risk rated loan categories as a result of the regular periodic internal analysis of the loan portfolio.

A reconciliation of the Company’s allowance for loan losses for the three and nine month periods ended September 30, 2017 and September 30, 2016 is summarized as follows:

	Three months ended September 30,
(Dollars in thousands)	2017	2016
Balance at June 30,	$10,045	$10,325
Provision	(581)	80
Charge offs:
Single family	(6)	(66)
Commercial real estate	0	(67)
Consumer	(45)	(14)
Commercial business	(300)	(56)
Recoveries	164	104
Balance at September 30,	$9,277	$10,306

Allocated to:
General allowance	$8,139	$9,050
Specific allowance	1,138	1,256
	$9,277	$10,306

	Nine months ended September 30,
(Dollars in thousands)	2017	2016
Balance at January 1,	$9,903	$9,709
Provision	(582)	(271)
Charge offs:
Single family	(6)	(66)
Commercial real estate	0	(67)
Consumer	(263)	(29)
Commercial business	(300)	(100)
Recoveries	525	1,130
Balance at September 30,	$9,277	$10,306

Non-Interest Income

Non-interest income was $1.9 million for the third quarter of 2017, a decrease of $0.2 million, or 11.1%, from $2.1 million for the same period of 2016. The decrease in non-interest income is primarily related to the $0.1 million decrease in the gain on sales of loans between the periods due to a decrease in commercial government guaranteed loan sales. Other non-interest income decreased $0.1 million due to a decrease in the income recognized on the sale of uninsured investment products between the periods. Fees and service charges decreased $0.1 million between the periods primarily because of a decrease in overdraft fees. These decreases in non-interest income were partially offset by a slight increase in loan servicing fees earned between the periods.

Non-interest income was $5.7 million for the first nine months of 2017, a decrease of $0.3 million, or 5.1%, from $6.0 million for the same period of 2016. The decrease in non-interest income is related to the $0.3 million decrease in the gain on sales of loans between the periods due to a decrease in commercial government guaranteed loan sales. Fees and service charges decreased slightly between the periods primarily because of a decrease in overdraft fees. Other non-interest income decreased slightly due to a decrease in the income recognized on the sale of uninsured investment products between the periods. These decreases in non-interest income were partially offset by a $0.1 million increase in loan servicing fees earned between the periods.

Non-Interest Expense

Non-interest expense was $6.3 million for the third quarter of 2017, an increase of $0.1 million, or 0.9%, from $6.2 million for the same period of 2016. Other non-interest expense increased $0.1 million due primarily to an increase in advertising expenses between the periods as a result of a deposit promotion that was implemented during the third quarter of 2017. Professional services expense increased $0.1 million due to an increase in legal expenses between the periods. Occupancy and equipment expense increased $0.1 million because of increased software and equipment expenses. These increases in non-interest expenses were partially offset by a $0.1 million decrease in compensation expense related to decreased incentives between the periods. Data processing expense decreased $0.1 million between the periods due to a decrease in on-line banking costs. Gains on real estate owned increased $0.1 million due to increased sales compared to the prior period.

Non-interest expense was $19.0 million for the first nine months of 2017, an increase of $1.1 million, or 6.2%, from $17.9 million for the same period of 2016. Gains on real estate owned decreased $0.4 million due primarily to a large gain that was realized on a single property that was sold in the first nine month period of 2016. Compensation expense increased $0.3 million due primarily to annual salary increases. Other non-interest expense increased $0.2 million due primarily to an increase in advertising related expenses between the periods. Other professional expenses increased $0.1 million primarily due to increased legal fees. Occupancy and equipment expense increased $0.1 million because of increased software and equipment expenses. These increases in non-interest expenses were partially offset by a $0.1 million decrease in data processing expenses between the periods related to on-line banking costs.

Income Taxes

Income tax expense was $1.2 million for the third quarter of 2017, an increase of $0.2 million from $1.0 million for the third quarter of 2016. Income tax expense was $2.8 million for the first nine months of 2017, a decrease of $0.3 million, from $3.1 million for the same period in 2016. The change in income tax expense between the periods is primarily related to the change in pre-tax income between the periods.

FINANCIAL CONDITION

Non-Performing Assets

The following table summarizes the amounts and categories of non-performing assets in the Bank’s portfolio and loan delinquency information as of the end of the two most recently completed quarters and December 31, 2016.

	September 30,	June 30,	December 31,
(Dollars in thousands)	2017	2017	2016
Non-Performing Loans:
Single family	$800	$1,070	$916
Commercial real estate	1,666	1,672	1,384
Consumer	545	465	630
Commercial business	297	182	343
Total	3,308	3,389	3,273

Foreclosed and Repossessed Assets:
Single family	0	14	0
Commercial real estate	414	602	611
Consumer	1	18	16
Total non-performing assets	$3,723	$4,023	$3,900
Total as a percentage of total assets	0.52%	0.55%	0.57%
Total non-performing loans	$3,308	$3,389	$3,273
Total as a percentage of total loans receivable, net	0.57%	0.57%	0.59%
Allowance for loan losses to non-performing loans	280.45%	296.45%	302.56%

Delinquency Data:
Delinquencies (1)
30+ days	$2,070	$2,512	$917
90+ days	0	0	0
Delinquencies as a percentage of loan portfolio (1)
30+ days	0.35%	0.42%	0.16%
90+ days	0.00%	0.00%	0.00%

(1) Excludes non-accrual loans.

Total non-performing assets were $3.7 million at September 30, 2017, a decrease of $0.3 million, or 7.4%, from $4.0 million at June 30, 2017. Non-performing loans decreased $0.1 million and foreclosed and repossessed assets decreased $0.2 million during the third quarter of 2017.

Total non-performing assets were $3.7 million at September 30, 2017, a decrease of $0.2 million, or 4.5%, from $3.9 million at December 31, 2016. Non-performing loans remained the same and foreclosed and repossessed assets decreased $0.2 million during the first nine months of 2017.

Dividends

The declaration of dividends is subject to, among other things, the Company's financial condition and results of operations, the Bank's compliance with regulatory capital requirements and other regulatory restrictions, tax considerations, industry standards, economic conditions, anticipated growth, general business practices and other factors. The Company has not made any dividend payments to common stockholders during the three year period ending September 30, 2017.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2017, the net cash provided by operating activities was $12.0 million. The Company collected $20.1 million from the maturities of securities, $0.6 million from principal repayments on securities, $4.0 million from the redemption of FHLB stock, and $0.3 million in proceeds from the sale of real estate. The Company purchased securities of $20.0 million, FHLB stock of $4.0 million, and premises and equipment of $0.8 million. Net loans receivable also increased $39.0 million. The Company had a net increase in deposit balances of $36.2 million and customer escrows increased $0.8 million. The Company also received $99.2 million in proceeds from borrowings and repaid borrowings of $106.2 million.

The Company has certificates of deposits with outstanding balances of $60.2 million that mature over the next 12 months. Based upon past experience, management anticipates that the majority of the deposits will renew for another term. The Company believes that cash outflow from certificates that do not renew will be replaced with other deposits or FHLB advances. Federal Reserve Bank borrowings or proceeds from the sale of securities could also be used to fund unanticipated outflows of certificates of deposits.

The Company had four deposit customers that individually had aggregate deposits greater than $5.0 million as of September 30, 2017. The $68.1 million in funds held by these customers may be withdrawn at any time, but management believes that the majority of these deposits will not be withdrawn from the Bank over the next twelve months. If these deposits are withdrawn, it is anticipated that they would be replaced with deposits from other customers or FHLB advances. Federal Reserve Bank borrowings or proceeds from the sale of securities could also be used to replace unanticipated outflows of large checking and money market deposits.

The Company has the ability to borrow $110.3 million from the FHLB at September 30, 2017, based on the collateral value of the loans pledged. The credit policy of the FHLB relating to the collateral value of the loans collateralizing the available line of credit with the FHLB may change such that the current collateral pledged to secure future advances is no longer acceptable or the formulas for determining the excess pledged collateral may change. The FHLB could also reduce the amount of funds it will lend to the Bank. It is not anticipated that the Bank will need to find alternative funding sources in the next twelve months to replace the available borrowings from the FHLB. However, if needed, excess collateral currently pledged to the FHLB could be pledged to the Federal Reserve Bank and the Bank could borrow additional funds from the Federal Reserve Bank based on the increased collateral levels or obtain additional deposits.

The Company’s primary source of cash is dividends from the Bank. At September 30, 2017, the Company had $1.6 million in cash and other assets that could readily be turned into cash. The primary use of cash by the Company is the payment of operating expenses.

The Company also serves as a source of capital, liquidity, and financial support to the Bank. Depending upon the operating performance of the Bank and the Company’s other liquidity and capital needs, including Company level expenses, the Company may find it prudent, subject to prevailing capital market conditions and other factors, to raise additional capital through issuance of its common stock or other equity securities. Additional capital would also potentially permit the Company to implement a strategy of growing Bank assets. Depending on the circumstances, if it were to raise capital, the Company may deploy it to the Bank for general banking purposes, or may retain some or all of it for use by the Company.

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

The following table discloses the projected changes in market value to the Company’s interest-earning assets and interest-bearing liabilities based upon incremental 100 basis point changes in interest rates from interest rates in effect on September 30, 2017.

	Market Value
(Dollars in thousands) Basis point change in interest rates	-100	0	+100	+200
Total market risk sensitive assets	$717,928	704,692	691,158	676,918
Total market risk sensitive liabilities	621,355	577,911	540,247	507,233
Off-balance sheet financial instruments	(352)	0	(95)	(133)
Net market risk	$96,925	126,781	151,006	169,818
Percentage change from current market value	(23.55%)	0.00%	19.11%	33.95%

The preceding table was prepared utilizing a model using the following assumptions (the Model Assumptions) regarding prepayment and decay ratios that were determined by management based upon their review of historical prepayment speeds and future prepayment projections. Fixed rate loans were assumed to prepay at annual rates of between 2% to 42%, depending on the note rate and the period to maturity. Adjustable rate mortgages (ARMs) were assumed to prepay at annual rates of between 5% and 48%, depending on the note rate and the period to maturity. Mortgage-backed securities were projected to have prepayments based upon the underlying collateral securing the instrument. Certificate accounts were assumed not to be withdrawn until maturity. Passbook accounts and retail money market accounts were assumed to decay at an annual rate of 18% and 2%, respectively. Retail checking accounts were assumed to decay at an annual rate of 14%. Commercial checking and money market accounts were assumed to decay at annual rates of 30% and 29%, respectively. Callable investments were projected to be called at the first call date where the projected interest rate on similar remaining term instruments is less than the interest rate on the callable advance or investment.

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

(Dollars in thousands)
Rate Shock in Basis Points	Projected Change in Net Interest Income	Percentage Change
+200	2,739	10.21%
+100	1,354	5.05
0	0	0.00
-100	(1,600)	(5.96)

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

To the extent consistent with its interest rate spread objectives, the Bank attempts to manage its interest rate risk and has taken a number of steps to position its balance sheet in order to better match the maturities of its assets and liabilities. In the past, more long-term fixed rate loans were placed into the single family loan portfolio. In recent years, the Bank has continued to focus its 30 year fixed rate single family residential lending program on loans that are saleable to third parties and generally places only adjustable rate or shorter-term fixed rate loans that meet certain risk characteristics into its loan portfolio. A significant portion of the Bank’s commercial loan production continues to be in adjustable rate loans that reprice every one, two, or three years.

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

HMN FINANCIAL, INC. Registrant

Date: November 3, 2017	By:	/s/ Bradley Krehbiel
Bradley Krehbiel, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2017	By:	/s/ Jon Eberle
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

101

Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended September 30, 2017, filed with the SEC on November 3, 2017, formatted in Extensible Business Reporting Language (XBRL); (i) the Consolidated Balance Sheets at September 30, 2017 and December 31, 2016, (ii) the Consolidated Statements of Comprehensive Income for the Three Month and Nine Month Periods Ended September 30, 2017 and 2016, (iii) the Consolidated Statement of Stockholders’ Equity for the Nine Month Period Ended September 30, 2017, (iv) the Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2017 and 2016, and (v) Notes to Consolidated Financial Statements.

Filed Electronically