Form 10-Q
period 2018-03-31
HMN FINANCIAL INC
filed 2018-05-04
CIK 921183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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
Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐               No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at April 20, 2018
Common stock, $0.01 par value	4,504,234

HMN FINANCIAL, INC.

PART I – FINANCIAL INFORMATION

Item 1 :    Financial Statements

HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31,	December 31,
(Dollars in thousands)	2018	2017
	(unaudited)
Assets
Cash and cash equivalents	$26,576	37,564
Securities available for sale:
Mortgage-backed and related securities (amortized cost $9,653 and $5,148)	9,455	5,068
Other marketable securities (amortized cost $73,428 and $73,653)	71,719	72,404
	81,174	77,472

Loans held for sale	2,234	1,837
Loans receivable, net	591,840	585,931
Accrued interest receivable	2,104	2,344
Real estate, net	701	627
Federal Home Loan Bank stock, at cost	867	817
Mortgage servicing rights, net	1,724	1,724
Premises and equipment, net	8,347	8,226
Goodwill	802	802
Core deposit intangible	330	355
Prepaid expenses and other assets	1,806	1,314
Deferred tax asset, net	3,834	3,672
Total assets	$722,339	722,685

Liabilities and Stockholders’ Equity
Deposits	$633,805	635,601
Accrued interest payable	197	146
Customer escrows	1,895	1,147
Accrued expenses and other liabilities	4,386	4,973
Total liabilities	640,283	641,867
Commitments and contingencies
Stockholders’ equity:
Serial-preferred stock: ($.01 par value) authorized 500,000 shares; issued shares 0	0	0
Common stock ($.01 par value): authorized 16,000,000; issued shares 9,128,662	91	91
Additional paid-in capital	50,540	50,623
Retained earnings, subject to certain restrictions	92,964	91,448
Accumulated other comprehensive loss	(1,374)	(957)
Unearned employee stock ownership plan shares	(1,982)	(2,030)
Treasury stock, at cost 4,624,428 and 4,631,124 shares	(58,183)	(58,357)
Total stockholders’ equity	82,056	80,818
Total liabilities and stockholders’ equity	$722,339	722,685

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2018	2017
Interest income:
Loans receivable	$6,778	6,360
Securities available for sale:
Mortgage-backed and related	42	7
Other marketable	272	268
Other	66	25
Total interest income	7,158	6,660

Interest expense:
Deposits	468	292
Federal Home Loan Bank advances and other borrowings	2	115
Total interest expense	470	407
Net interest income	6,688	6,253
Provision for loan losses	(125)	(270)
Net interest income after provision for loan losses	6,813	6,523

Non-interest income:
Fees and service charges	766	825
Loan servicing fees	301	301
Gain on sales of loans	444	519
Other	265	236
Total non-interest income	1,776	1,881

Non-interest expense:
Compensation and benefits	3,824	3,944
Occupancy and equipment	1,097	1,040
Data processing	295	291
Professional services	249	259
Other	1,089	813
Total non-interest expense	6,554	6,347
Income before income tax expense	2,035	2,057
Income tax expense	590	841
Net income	1,445	1,216
Other comprehensive (loss) income, net of tax	(346)	188
Comprehensive income attributable to common shareholders	$1,099	1,404
Basic earnings per share	$0.34	0.29
Diluted earnings per share	$0.29	0.25

See accompanying notes to consolidated financial statements.

 HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders' Equity

For the Three Month Period Ended March 31, 2018

(unaudited)

					Unearned
					Employee
				Accumulated	Stock		Total
		Additional		Other	Ownership		Stock-
	Common	Paid-In	Retained	Comprehensive	Plan	Treasury	Holders’
(Dollars in thousands)	Stock	Capital	Earnings	Loss	Shares	Stock	Equity
Balance, December 31, 2017	$91	50,623	91,448	(957)	(2,030)	(58,357)	80,818
Amounts reclassified from accumulated other comprehensive loss			71	(71)			0
Net income			1,445				1,445
Other comprehensive loss				(346)			(346)
Stock compensation expense		4					4
Restricted stock awards		(174)				174	0
Amortization of restricted stock awards		39					39
Earned employee stock ownership plan shares		48			48		96
Balance, March 31, 2018	$91	50,540	92,964	(1,374)	(1,982)	(58,183)	82,056

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Cash flows from operating activities:
Net income	$1,445	1,216
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	(125)	(270)
Depreciation	258	233
Amortization of premiums, net	28	0
Amortization of deferred loan costs (fees)	19	(40)
Amortization of core deposit intangible	25	25
Amortization of purchased loan fair value adjustments	(12)	(24)
Amortization of mortgage servicing rights	126	124
Capitalized mortgage servicing rights	(126)	(144)
Securities gains	(18)	0
Gain on sales of real estate owned	0	(6)
Gain on sales of loans	(444)	(519)
Proceeds from sale of loans held for sale	17,291	20,958
Disbursements on loans held for sale	(13,558)	(15,856)
Amortization of restricted stock awards	39	36
Amortization of unearned employee stock ownership plan shares	48	48
Earned employee stock ownership plan shares priced above original cost	48	37
Stock option compensation expense	4	10
Decrease in accrued interest receivable	240	209
Increase (decrease) in accrued interest payable	51	(31)
(Increase) decrease in other assets	(457)	26
Decrease in other liabilities	(616)	(1,569)
Other, net	(4)	10
Net cash provided by operating activities	4,262	4,473
Cash flows from investing activities:
Principal collected on securities available for sale	384	234
Proceeds collected on maturities of securities available for sale	310	5,000
Purchases of securities available for sale	(4,888)	(4,999)
Purchase of Federal Home Loan Bank stock	(322)	(667)
Redemption of Federal Home Loan Bank stock	272	620
Proceeds from sales of real estate	0	15
Net increase in loans receivable	(9,580)	(18,626)
Purchases of premises and equipment	(378)	(138)
Net cash used by investing activities	(14,202)	(18,561)
Cash flows from financing activities:
Decrease in deposits	(1,796)	(1,432)
Stock awards repurchased for tax withholding	0	(54)
Proceeds from borrowings	6,800	15,500
Repayment of borrowings	(6,800)	(15,500)
Increase in customer escrows	748	502
Net cash used by financing activities	(1,048)	(984)
Decrease in cash and cash equivalents	(10,988)	(15,072)
Cash and cash equivalents, beginning of period	37,564	27,561
Cash and cash equivalents, end of period	$26,576	12,489
Supplemental cash flow disclosures:
Cash paid for interest	$420	438
Cash paid for income taxes	427	1,765
Supplemental noncash flow disclosures:
Loans transferred to loans held for sale	3,719	5,054
Transfer of loans to real estate	74	40

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

(2)  Basis of Preparation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of comprehensive income, consolidated statement of stockholders' equity and consolidated statements of cash flows in conformity with U.S. Generally Accepted Accounting Principles (GAAP). However, all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The results of operations for the three month period ended March 31, 2018 are not necessarily indicative of the results which may be expected for the entire year.

(3)  New Accounting Standards

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842). The amendments in the ASU create Topic 842, Leases, and supersede the lease requirements in Topic 840, Leases. The objective of this ASU is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. The main difference between previous GAAP and this ASU is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The amendment requires a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and the right-of-use asset representing its right to use the underlying asset for the lease term. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply that will, in effect, continue to account for leases that commence before the effective date in accordance with previous GAAP unless the lease is modified. The amendments in the ASU, for public business entities, are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of this ASU in the first quarter of 2019 is not anticipated to have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this ASU affect all entities that measure credit losses on financial instruments including loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial asset that has a contractual right to receive cash that is not specifically excluded. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this ASU replace the incurred loss impairment methodology required in current GAAP with a methodology that reflects expected credit losses that requires consideration of a broader range of reasonable and supportable information to estimate credit losses. The amendments in this ASU will affect entities to varying degrees depending on the credit quality of the assets held by the entity, the duration of the assets held, and how the entity applies the current incurred loss methodology. The amendments in this ASU, for public business entities that are filers with the Securities and Exchange Commission, are effective for fiscal years beginning after December 15, 2019, including interim periods within those annual periods. All entities may adopt the amendments in the ASU early as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Amendments should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Management has accumulated the charge off information necessary to complete a vintage loan loss analysis, has identified several key metrics to help identify and project anticipated changes in the credit quality of our loan portfolio upon enactment, and is in the process of evaluating the impact that the adoption of this ASU in the first quarter of 2020 will have on the Company’s consolidated financial statements.

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

The following table summarizes the assets of the Company for which fair values are determined on a recurring basis as of March 31, 2018 and December 31, 2017.

	Carrying value at March 31, 2018
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale	$81,174	0	81,174	0
Mortgage loan commitments	63	0	63	0
Total	$81,237	0	81,237	0

	Carrying value at December 31, 2017
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale	$77,472	0	77,472	0
Mortgage loan commitments	28	0	28	0
Total	$77,500	0	77,500	0

There were no transfers between Levels 1, 2, or 3 during the three months ended March 31, 2018.

The Company may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of the lower-of-cost-or-market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis that were still held at March 31, 2018 and December 31, 2017, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at March 31, 2018 and December 31, 2017.

	Carrying value at March 31, 2018
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Three months ended March 31, 2018 total gains (losses)
Loans held for sale	$2,234	0	2,234	0	1
Mortgage servicing rights, net	1,724	0	1,724	0	0
Loans(1)	3,119	0	3,119	0	(51)
Real estate, net(2)	701	0	701	0	0
Total	$7,778	0	7,778	0	(50)

	Carrying value at December 31, 2017
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Year ended December 31, 2017 total gains (losses)
Loans held for sale	$1,837	0	1,837	0	1
Mortgage servicing rights, net	1,724	0	1,724	0	0
Loans(1)	3,201	0	3,201	0	(413)
Real estate, net(2)	627	0	627	0	0
Total	$7,389	0	7,389	0	(412)

(1)	Represents carrying value and related write-downs of loans for which adjustments are based on the appraised value of the collateral. The carrying value of loans fully charged-off is zero.
(2)	Represents the fair value and related losses of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

(5) Fair Value of Financial Instruments

Generally accepted accounting principles require interim reporting period disclosure about the fair value of financial instruments, including assets, liabilities and off-balance sheet items for which it is practicable to estimate fair value. The fair value hierarchy level for each asset and liability, as defined in Note 4, have been included in the following table for March 31, 2018 and December 31, 2017. The fair value estimates are made based upon relevant market information, if available, and upon the characteristics of the financial instruments themselves. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based upon judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. The estimated fair value of the Company’s financial instruments as of March 31, 2018 and December 31, 2017 are shown below.

	March 31, 2018						December 31, 2017
			Fair value hierarchy						Fair value hierarchy
(Dollars in thousands)	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3	Contract amount	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3	Contract amount
Financial assets:

Cash and cash equivalents	$26,576	26,576	26,576				37,564	37,564	37,564
Securities available for sale	81,174	81,174		81,174			77,472	77,472		77,472
Loans held for sale	2,234	2,234		2,234			1,837	1,837		1,837
Loans receivable, net	591,840	591,626		591,626			585,931	585,494		585,494
Federal Home Loan Bank stock	867	867		867			817	817		817
Accrued interest receivable	2,104	2,104		2,104			2,344	2.344		2,344
Financial liabilities:
Deposits	633,805	628,252		628,252			635,601	635,905		635,905
Accrued interest payable	197	197		197			146	146		146
Off-balance sheet financial instruments:
Commitments to extend credit	63	63				229,740	28	28				173,645
Commitments to sell loans	(12)	(12)				10,682	(11)	(11)				5,629

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

Loans Receivable, net

The fair value of the loan portfolio, with the exception of the adjustable rate portfolio, was calculated by discounting the scheduled cash flows through the estimated maturity using anticipated prepayment speeds and using discount rates that reflect the credit and interest rate risk inherent in each loan portfolio. The fair value of the adjustable loan portfolio was estimated by grouping the loans with similar characteristics and comparing the characteristics of each group to the prices quoted for similar types of loans in the secondary market. The fair value disclosures for both the fixed and adjustable rate portfolios were adjusted to reflect the exit price amount anticipated to be received from the sale of the portfolio in an open market transaction as required upon adoption of ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities in the first quarter of 2018.

Federal Home Loan Bank Stock

The carrying amount of Federal Home Loan Bank (FHLB) stock approximates its fair value.

Accrued Interest Receivable

The carrying amount of accrued interest receivable approximates its fair value since it is short-term in nature and does not present unanticipated credit concerns.

Deposits

The fair value of demand deposits, savings accounts and certain money market account deposits is the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities. The fair value disclosures for all of the deposits were adjusted to reflect the exit price amount anticipated to be received from the sale of the deposits in an open market transaction as required upon adoption of ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities in the first quarter of 2018.

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

	For the period ended March 31,
(Dollars in thousands)	2018			2017
Securities available for sale:	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Net unrealized (losses) gains arising during the period	$(479)	(133)	(346)	313	125	188
Other comprehensive income (loss)	$(479)	(133)	(346)	313	125	188

(7) Securities Available For Sale

The following table shows the gross unrealized losses and fair values for the securities available for sale portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2018 and December 31, 2017.

	Less Than Twelve Months			Twelve Months or More			Total
(Dollars in thousands)	# of Investments	Fair Value	Unrealized Losses	# of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

March 31, 2018
Mortgage backed securities:
Federal National Mortgage Association (FNMA)	3	$4,433	(154)	0	$0	0	$4,433	(154)
Federal Home Loan MortgageCorporation (FHLMC)	1	4,749	(35)	0	0	0	4,749	(35)
Collateralized mortgage obligations:
FNMA	1	207	(9)	0	0	0	207	(9)
Other marketable securities:
U.S. Government agency obligations	2	9,716	(267)	12	58,696	(1,285)	68,412	(1,552)
Municipal obligations	13	2,271	(15)	0	0	0	2,271	(15)
Corporate obligations	1	202	(2)	0	0	0	202	(2)
Corporate preferred stock	0	0	0	1	560	(140)	560	(140)
Total temporarily impaired securities	21	$21,578	(482)	13	$59,256	(1,425)	$80,834	(1,907)

	Less Than Twelve Months			Twelve Months or More			Total
(Dollars in thousands)	# of Investments	Fair Value	Unrealized Losses	# of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

December 31, 2017
Mortgage backed securities:
FNMA	2	$4,703	(78)	0	$0	0	$4,703	(78)
Collateralized mortgage obligations:
FNMA	1	218	(5)	0	0	0	218	(5)
Other marketable securities:
U.S. Government agency obligations	2	9,819	(163)	12	58,942	(1,038)	68,761	(1,201)
Municipal obligations	14	2,268	(8)	0	0	0	2,268	(8)
Corporate obligations	1	233	(1)	0	0	0	233	(1)
Corporate preferred stock	0	0	0	1	560	(140)	560	(140)
Total temporarily impaired securities	20	$17,241	(255)	13	$59,502	(1,178)	$76,743	(1,433)

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

The unrealized losses on U.S. Government agency obligations are the result of changes in interest rates. The unrealized losses reported for the corporate preferred stock at March 31, 2018 relates to a single trust preferred security that was issued by the holding company of a small community bank. As of March 31, 2018 all payments were current on the trust preferred security and the issuer’s subsidiary bank was considered to be “well capitalized” based on its most recent regulatory filing. Based on a review of the issuer, it was determined that the trust preferred security was not other-than-temporarily impaired at March 31, 2018. The Company does not intend to sell the preferred stock and has the intent and ability to hold it for a period of time sufficient to recover the temporary loss. Management believes that the Company will receive all principal and interest payments contractually due on the security and that the decrease in the market value is primarily due to a lack of liquidity in the market for trust preferred securities. Management will continue to monitor the credit risk of the issuer and may be required to recognize other-than-temporary impairment charges on this security in future periods.

A summary of securities available for sale at March 31, 2018 and December 31, 2017 is as follows:

(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
March 31, 2018
Mortgage-backed securities:
FHLMC	$4,831	0	(35)	4,796
FNMA	4,605	0	(154)	4,451
Collateralized mortgage obligations:
FNMA	217	0	(9)	208
	9,653	0	(198)	9,455
Other marketable securities:
U.S. Government agency obligations	69,964	0	(1,552)	68,412
Municipal obligations	2,386	0	(15)	2,371
Corporate obligations	204	0	(2)	202
Corporate preferred stock	700	0	(140)	560
Corporate equity	174	0	0	174
	73,428	0	(1,709)	71,719
	$83,081	0	(1,907)	81,174

(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
December 31, 2017
Mortgage-backed securities:
FHLMC	$91	2	0	93
FNMA	4,834	1	(78)	4,757
Collateralized mortgage obligations:
FNMA	223	0	(5)	218
	5,148	3	(83)	5,068
Other marketable securities:
U.S. Government agency obligations	69,962	0	(1,201)	68,761
Municipal obligations	2,699	2	(8)	2,693
Corporate obligations	234	0	(1)	233
Corporate preferred stock	700	0	(140)	560
Corporate equity	58	99	0	157
	73,653	101	(1,350)	72,404
	$78,801	104	(1,433)	77,472

The following table indicates amortized cost and estimated fair value of securities available for sale at March 31, 2018 based upon contractual maturity adjusted for scheduled repayments of principal and projected prepayments of principal based upon current economic conditions and interest rates.

(Dollars in thousands)	Amortized Cost	Fair Value
Due less than one year	$1,944	1,909
Due after one year through five years	76,969	75,306
Due after five years through ten years	3,211	3,146
Due after ten years	783	639
No stated maturity	174	174

Total	$83,081	81,174

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

(8) Loans Receivable, Net

A summary of loans receivable at March 31, 2018 and December 31, 2017 is as follows:

(Dollars in thousands)	March 31, 2018	December 31, 2017
Single family	$107,055	107,005
Commercial real estate:
Real estate rental and leasing	188,450	175,177
Other	155,381	158,940
	343,831	334,117
Consumer	72,770	73,767
Commercial business	76,882	79,909
Total loans	600,538	594,798
Less:
Unamortized discounts	19	19
Net deferred loan costs	(450)	(463)
Allowance for loan losses	9,129	9,311
Total loans receivable, net	$591,840	585,931

(9) Allowance for Loan Losses and Credit Quality Information

The allowance for loan losses is summarized as follows:

(Dollars in thousands)	Single Family	Commercial Real Estate	Consumer	Commercial Business	Total
Balance, December 31, 2017	$900	5,073	1,630	1,708	9,311
Provision for losses	(68)	118	(145)	(30)	(125)
Charge-offs	(23)	0	(69)	0	(92)
Recoveries	0	7	7	21	35
Balance, March 31, 2018	$809	5,198	1,423	1,699	9,129

Balance, December 31, 2016	$1,186	4,953	1,613	2,151	9,903
Provision for losses	(76)	(90)	(108)	4	(270)
Charge-offs	0	0	(201)	0	(201)
Recoveries	0	95	28	35	158
Balance, March 31, 2017	$1,110	4,958	1,332	2,190	9,590

Allocated to:
Specific reserves	$192	441	263	177	1,073
General reserves	708	4,632	1,367	1,531	8,238
Balance, December 31, 2017	$900	5,073	1,630	1,708	9,311

Allocated to:
Specific reserves	$99	445	239	165	948
General reserves	710	4,753	1,184	1,534	8,181
Balance, March 31, 2018	$809	5,198	1,423	1,699	9,129

Loans receivable at December 31, 2017:
Individually reviewed for impairment	$1,523	1,364	880	507	4,274
Collectively reviewed for impairment	105,482	332,753	72,887	79,402	590,524
Ending balance	$107,005	334,117	73,767	79,909	594,798

Loans receivable at March 31, 2018:
Individually reviewed for impairment	$1,172	1,524	859	480	4,035
Collectively reviewed for impairment	105,883	342,307	71,911	76,402	596,503
Ending balance	$107,055	343,831	72,770	76,882	600,538

The following table summarizes the amount of classified and unclassified loans at March 31, 2018 and December 31, 2017:

	March 31, 2018
	Classified					Unclassified
(Dollars in thousands)	Special Mention	Substandard	Doubtful	Loss	Total	Total	Total Loans
Single family	$108	1,775	44	0	1,927	105,128	107,055
Commercial real estate:
Real estate rental and leasing	7,272	3,385	0	0	10,657	177,793	188,450
Other	8,839	5,870	0	0	14,709	140,672	155,381
Consumer	0	652	52	155	859	71,911	72,770
Commercial business	7,615	4,198	0	0	11,813	65,069	76,882
	$23,834	15,880	96	155	39,965	560,573	600,538

	December 31, 2017
	Classified					Unclassified
(Dollars in thousands)	Special Mention	Substandard	Doubtful	Loss	Total	Total	Total Loans
Single family	$77	2,154	44	0	2,275	104,730	107,005
Commercial real estate:
Real estate rental and leasing	5,022	3,813	0	0	8,835	166,342	175,177
Other	9,135	4,257	0	0	13,392	145,548	158,940
Consumer	0	631	119	130	880	72,887	73,767
Commercial business	5,781	5,506	0	0	11,287	68,622	79,909
	$20,015	16,361	163	130	36,669	558,129	594,798

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

The aging of past due loans at March 31, 2018 and December 31, 2017 are summarized as follows:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
March 31, 2018
Single family	$685	0	524	1,209	105,846	107,055	0
Commercial real estate:
Real estate rental and leasing	0	0	0	0	188,450	188,450	0
Other	0	0	22	22	155,359	155,381	0
Consumer	359	88	349	796	71,974	72,770	0
Commercial business	242	0	115	357	76,525	76,882	0
	$1,286	88	1,010	2,384	598,154	600,538	0

December 31, 2017
Single family	$727	294	669	1,690	105,315	107,005	0
Commercial real estate:
Real estate rental and leasing	0	0	0	0	175,177	175,177	0
Other	0	0	0	0	158,940	158,940	0
Consumer	734	117	235	1,086	72,681	73,767	0
Commercial business	34	0	180	214	79,695	79,909	0
	$1,495	411	1,084	2,990	591,808	594,798	0

Impaired loans include loans that are non-performing (non-accruing) and loans that have been modified in a troubled debt restructuring (TDR). The following table summarizes impaired loans and related allowances as of March 31, 2018 and December 31, 2017:

	March 31, 2018			December 31, 2017
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans with no related allowance recorded:
Single family	$433	433	0	415	415	0
Commercial real estate:
Real estate rental and leasing	35	46	0	35	51	0
Other	165	1,821	0	25	1,682	0
Consumer	404	404	0	414	414	0
Commercial business	0	0	0	0	0	0

Loans with an allowance recorded:
Single family	739	739	99	1,108	1,108	192
Commercial real estate:
Real estate rental and leasing	0	0	0	0	0	0
Other	1,324	1,324	445	1,304	1,304	441
Consumer	455	472	239	466	483	263
Commercial business	480	1,332	165	507	1,358	177

Total:
Single family	1,172	1,172	99	1,523	1,523	192
Commercial real estate:
Real estate rental and leasing	35	46	0	35	51	0
Other	1,489	3,145	445	1,329	2,986	441
Consumer	859	876	239	880	897	263
Commercial business	480	1,332	165	507	1,358	177
	$4,035	6,571	948	4,274	6,815	1,073

The following table summarizes the average recorded investment and interest income recognized on impaired loans during the three months ended March 31, 2018 and 2017:

	March 31, 2018		March 31, 2017
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance recorded:
Single family	$424	6	375	3
Commercial real estate:
Real estate rental and leasing	35	0	40	0
Other	95	24	26	24
Consumer	409	2	308	3
Commercial business	0	0	250	0

Loans with an allowance recorded:
Single family	924	0	877	3
Commercial real estate:
Real estate rental and leasing	0	0	130	0
Other	1,314	0	1,798	8
Consumer	461	3	536	1
Commercial business	494	2	360	3

Total:
Single family	1,348	6	1,252	6
Commercial real estate:
Real estate rental and leasing	35	0	170	0
Other	1,409	24	1,824	32
Consumer	870	5	844	4
Commercial business	494	2	610	3
	$4,156	37	4,700	45

At March 31, 2018 and December 31, 2017, non-accruing loans totaled $3.3 million and $3.1 million, respectively, for which the related allowance for loan losses was $0.8 million and $0.9 million, respectively. All of the interest income recognized for non-accruing loans was recognized using the cash basis method of income recognition. Non-accruing loans for which no specific allowance has been recorded, because management determined that the value of the collateral was sufficient to repay the loan, totaled $0.7 million and $0.4 million, at March 31, 2018 and December 31, 2017, respectively. Non-accrual loans also include certain loans that have had terms modified in a TDR.

The non-accrual loans at March 31, 2018 and December 31, 2017 are summarized as follows:

(Dollars in thousands)	March 31, 2018	December 31, 2017

Single family	$839	$949
Commercial real estate:
Real estate rental and leasing	35	35
Other	1,489	1,329
Consumer	632	553
Commercial business	269	278
	$3,264	$3,144

At March 31, 2018 and December 31, 2017, there were loans included in loans receivable, net, with terms that had been modified in a TDR totaling $2.6 million and $3.0 million, respectively. For the loans that were restructured in the first quarter of 2018, $0.1 million were classified but performing and $1.3 million were non-performing at March 31, 2018. Of the loans that were restructured in the first quarter of 2017, $45,000 were classified but performing, and $0.5 million were non-performing at March 31, 2017.

The following table summarizes TDRs at March 31, 2018 and December 31, 2017:

	March 31, 2018			December, 31, 2017
(Dollars in thousands)	Accruing	Non-Accrual	Total	Accruing	Non-Accrual	Total
Single family	$333	153	486	573	112	685
Commercial real estate	0	1,193	1,193	0	1,210	1,210
Consumer	227	304	531	327	431	758
Commercial business	211	154	365	229	162	391
	$771	1,804	2,575	1,129	1,915	3,044

As of March 31, 2018, the Bank had commitments to lend an additional $0.6 million to a borrower who has TDR and non-accrual loans. These additional funds are for the construction of single family homes with a maximum loan-to-value ratio of 75%. These loans are secured by the home under construction. At December 31, 2017, there were commitments to lend additional funds of $0.8 million to this same borrower.

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

When a loan is modified in a TDR, there may be a direct, material impact on the loans within the consolidated balance sheets, as principal balances may be partially forgiven. The financial effects of TDRs are presented in the following table and represent the difference between the outstanding recorded balance pre-modification and post-modification, for the three months ended March 31, 2018 and March 31, 2017.

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Single family	1	$55	58	3	$282	514
Commercial real estate:
Real estate rental and leasing	1	54	54	0	0	0
Other	1	1,274	1,274	0	0	0
Consumer	4	117	118	2	45	45
Commercial business	1	70	70	0	0	0
Total	8	$1,570	1,574	5	$327	559

There were no loans that were restructured within the twelve months preceding March 31, 2018 and March 31, 2017 that defaulted during the three months ended March 31, 2018 and March 31, 2017.

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

TDRs are reviewed for impairment following the same methodology as other impaired loans. For loans that are collateral-dependent, the value of the collateral is reviewed and additional reserves may be added as needed. Loans that are not collateral-dependent may have additional reserves established if deemed necessary. The reserves for TDRs were $0.8 million, or 8.7%, of the total $9.1 million in loan loss reserves at March 31, 2018 and $0.9 million, or 9.8%, of the total $9.3 million in loan loss reserves at December 31, 2017.

The following is additional information with respect to loans acquired through acquisitions:

(Dollars in thousands)	Contractual Principal Receivable	Accretable Difference	Net Carrying Amount
Purchased performing loans:
Balance at December 31, 2017	$10,128	(231)	9,897
Change due to payments/refinances	(681)	13	(668)
Balance at March 31, 2018	$9,447	(218)	9,229

(Dollars in thousands)	Contractual Principal Receivable	Non-Accretable Difference	Net Carrying Amount
Purchased credit impaired loans:
Balance at December 31, 2017	$402	(39)	363
Change due to payments/refinances	(2)	2	0
Balance at March 31, 2018	$400	(37)	363

The Company has loans for which there was at acquisition evidence of deterioration of credit quality since origination and for which it was probable at acquisition that all contractually required payments would not be collected. The carrying amount of those loans as of March 31, 2018 was $0.4 million.

No provision for loan losses was recognized during the period ended March 31, 2018 related to acquired loans as there was no significant change to the credit quality of those loans.

(10) Intangible Assets

The Company’s intangible assets consist of core deposit intangibles, goodwill, and mortgage servicing rights. A summary of mortgage servicing activity is as follows:

(Dollars in thousands)	Three Months ended March 31, 2018	Twelve Months ended December 31, 2017	Three Months ended March 31, 2017
Balance, beginning of period	$1,724	1,604	1,604
Originations	126	675	144
Amortization	(126)	(555)	(124)
Balance, end of period	$1,724	1,724	1,624
Fair value of mortgage servicing rights	$3,458	3,196	3,043

All of the loans sold where the Company continues to service the loans are serviced for FNMA under the individual loan sale program. The following is a summary of the risk characteristics of the loans being serviced for FNMA at March 31, 2018.

		Weighted	Weighted
	Loan	Average	Average
	Principal	Interest	Remaining	Number
(Dollars in thousands)	Balance	Rate	Term (months)	of Loans
Original term 30 year fixed rate	$272,082	4.07%	305	2,143
Original term 15 year fixed rate	101,530	3.11	134	1,057
Adjustable rate	55	3.25	278	2

The gross carrying amount of intangible assets and the associated accumulated amortization at March 31, 2018 and 2017 is presented in the following table. Amortization expense for intangible assets was $151,000 and $149,000 for the three months ended March 31, 2018 and 2017, respectively.

	March 31, 2018
	Gross		Unamortized
	Carrying	Accumulated	Intangible
(Dollars in thousands)	Amount	Amortization	Assets
Mortgage servicing rights	$4,282	(2,558)	1,724
Core deposit intangible	574	(244)	330
Goodwill	802	0	802
Total	$5,658	(2,802)	2,856

	March 31, 2017
	Gross		Unamortized
	Carrying	Accumulated	Intangible
(Dollars in thousands)	Amount	Amortization	Assets
Mortgage servicing rights	$4,046	(2,422)	1,624
Core deposit intangible	574	(145)	429
Goodwill	802	0	802
Total	$5,422	(2,567)	2,855

The following table indicates the estimated future amortization expense for intangible assets:

(Dollars in thousands)	Mortgage Servicing Rights	Core Deposit Intangible	Total Intangible Assets
Year ending December 31,
2018	$338	75	413
2019	395	99	494
2020	321	99	420
2021	273	47	320
2022	209	10	219
Thereafter	188	0	188
Total	$1,724	330	2,054

Projections of amortization are based on existing asset balances and the existing interest rate environment as of March 31, 2018. The Company’s actual experience may be significantly different depending upon changes in mortgage interest rates and other market conditions.

(11) Earnings per Common Share

The following table reconciles the weighted average shares outstanding and the earnings available to common shareholders used for basic and diluted earnings per common share:

	Three months ended March 31,
(Dollars in thousands, except per share data)	2018	2017
Weighted average number of common shares outstanding used in basic earnings per common share calculation	4,236,861	4,203,587
Net dilutive effect of:
Restricted stock awards, options and warrants	665,389	653,929
Weighted average number of shares outstanding adjusted for effect of dilutive securities	4,902,250	4,857,516
Income available to common shareholders	$1,445	1,216
Basic earnings per common share	$0.34	0.29
Diluted earnings per common share	$0.29	0.25

(12) Regulatory Capital and Oversight

The Company and the Bank are subject to the regulatory requirements of the Basel III capital reforms. The Basel III requirements, among other things, (i) apply a strengthened set of capital requirements to the Bank (the Company is exempt, pursuant to the Small Bank Holding Company Policy Statement (Policy Statement) described below), including requirements relating to common equity as a component of core capital, (ii) implement a “capital conservation buffer” against risk and a higher minimum Tier 1 capital requirement, and (iii) revise the rules for calculating risk-weighted assets for purposes of such requirements. The rules made corresponding revisions to the prompt corrective action framework and include capital ratios and buffer requirements which are being phased in incrementally, with full implementation scheduled for January 1, 2019. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

The Board of Governors of the Federal Reserve System (FRB) amended its Policy Statement, to exempt small bank holding companies from the above capital requirements, by raising the asset size threshold for determining applicability from $500 million to $1 billion. The Policy Statement was also expanded to include savings and loan holding companies that meet the Policy Statement’s qualitative requirements for exemption. The Company met the qualitative exemption requirements, and therefore, is exempt from the above capital requirements.

Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table and defined in the regulation) of Common Equity Tier 1 capital to risk weighted assets, Tier 1 capital to adjusted total assets, Tier 1 capital to risk weighted assets, and total capital to risk weighted assets.

The Bank’s average total assets for the first quarter of 2018 were $711.9 million, its adjusted total assets were $710.2 million, and its risk-weighted assets were $614.9 million. The following table presents the Bank’s capital amounts and ratios at March 31, 2018 for actual capital, required capital and excess capital, including ratios in order to qualify as being well capitalized under the revised Prompt Corrective Actions regulations.

	Actual		Required to be Adequately Capitalized		Excess Capital		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Percent of Assets(1)	Amount	Percent of Assets(1)	Amount	Percent of Assets(1)	Amount	Percent of Assets(1)
March 31, 2018
Common equity tier 1 capital	$77,931	12.67%	$27,669	4.50%	$50,262	8.17%	$39,966	6.50%
Tier 1 leverage	77,931	10.97	28,408	4.00	49,523	6.97	35,510	5.00
Tier 1 risk-based capital	77,931	12.67	38,892	6.00	41,039	6.67	49,189	8.00
Total risk-based capital	85,634	13.93	49,189	8.00	36,445	5.93	61,486	10.00

(1) Based upon the Bank’s adjusted total assets for the purpose of the Tier 1 leverage capital ratio and risk-weighted assets for the purpose of the risk-based capital ratios.

The Bank must maintain a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. For 2018, the capital conservation buffer is 1.875% and in 2019 the buffer amount will increase to 2.50% and be fully phased in. Management believes that, as of March 31, 2018, the Bank’s capital ratios were in excess of those quantitative capital ratio standards set forth under the current prompt corrective action regulations, including the capital conservation buffer described above. However, there can be no assurance that the Bank will continue to maintain such status in the future. The Office of the Comptroller of the Currency has extensive discretion in its supervisory and enforcement activities, and can adjust the requirement to be “well-capitalized” in the future.

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

On February 17, 2015, the Company redeemed the final 10,000 shares of outstanding Preferred Stock. On May 21, 2015, the Treasury sold the Warrant at an exercise price of $4.68 per share to three unaffiliated third party investors for an aggregate purchase price of $5.7 million. Two of the investors received a warrant to purchase 277,777.67 shares and one investor received a warrant to purchase 277,777.66 shares. All of the warrants were still outstanding as of March 31, 2018 and may be exercised at any time prior to their expiration date of December 23, 2018. The Company received no proceeds from this transaction and it had no effect on the Company’s capital, financial condition or results of operations.

(14) Other Borrowings

On December 15, 2014, the Company entered into a Loan Agreement with an unrelated third party, providing for a term loan of up to $10.0 million that was evidenced by a promissory note (the Note) with an interest rate of 6.50% per annum. The principal balance of the loan is payable in consecutive equal annual installments of $1.0 million on each anniversary of the date of the Loan Agreement, commencing on December 15, 2015, with the balance due on December 15, 2021. The Company had the option to voluntarily prepay the Note in whole or in part without penalty. The Company made the scheduled $1.0 million principal payment on December 15, 2015, a $2.0 million payment on December 15, 2016, and on August 31, 2017 paid off the remaining principal balance of $7.0 million. There was no outstanding loan balance at March 31, 2018 and the loan balance was $7.0 million at March 31, 2017.

(15) Commitments and Contingencies

The Bank issues standby letters of credit which guarantee the performance of customers to third parties. The standby letters of credit issued and available at March 31, 2018 were approximately $1.9 million, expire over the next 31 months, and are collateralized primarily with commercial real estate mortgages. Since the conditions under which the Bank is required to fund the standby letters of credit may not materialize, the cash requirements are expected to be less than the total outstanding commitments.

(16) Business Segments

The Bank has been identified as a reportable operating segment in accordance with the provisions of ASC 280. HMN, the holding company, did not meet the quantitative thresholds for a reportable segment and therefore is included in the “Other” category.

The Company evaluates performance and allocates resources based on the segment’s net income, return on average assets and return on average equity. Each corporation is managed separately with its own officers and board of directors.

The following table sets forth certain information about the reconciliations of reported profit and assets for each of the Company’s reportable segments.

(Dollars in thousands)	Home Federal Savings Bank	Other	Eliminations	Consolidated Total

At or for the quarter ended March 31, 2018:
Interest income - external customers	$7,158	0	0	7,158
Non-interest income - external customers	1,776	0	0	1,776
Intersegment non-interest income	53	1,594	(1,647)	0
Interest expense	470	0	0	470
Non-interest expense	6,425	182	(53)	6,554
Income tax expense (benefit)	623	(33)	0	590
Net income	1,594	1,445	(1,594)	1,445
Total assets	722,158	83,309	(83,128)	722,339

At or for the quarter ended March 31, 2017:
Interest income - external customers	$6,660	0	0	6,660
Non-interest income - external customers	1,881	0	0	1,881
Intersegment non-interest income	53	1,418	(1,471)	0
Interest expense	294	113	0	407
Non-interest expense	6,213	187	(53)	6,347
Income tax expense (benefit)	939	(98)	0	841
Net income	1,418	1,216	(1,418)	1,216
Total assets	680,190	83,580	(82,789)	680,981

Item 2:

HMN FINANCIAL, INC.

 MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Information

Safe Harbor Statement

This quarterly report and other reports filed by the Company with the Securities and Exchange Commission may contain forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are often identified by such forward-looking terminology as “expect,” “intend,” “look,” “believe,” “anticipate,” “estimate,” “project,” “seek,” “may,” “will,” “would,” “could,” “should,” “trend,” “target,” and “goal” or similar statements or variations of such terms and include, but are not limited to, those relating to growing our core deposit relationships and loan balances, enhancing the financial performance of our core banking operations, maintaining credit quality, reducing non-performing assets, and generating improved financial results (including profitability); the extent of the positive impact of the lower federal tax rates on future earnings; the adequacy and amount of available liquidity and capital resources to the Bank; the Company’s liquidity and capital requirements; our expectations for core capital and our strategies and potential strategies for maintenance thereof; improvements in loan production; changes in the size of the Bank’s loan portfolio; the amount of the Bank’s non-performing assets and the appropriateness of the allowance therefor; anticipated future levels of the provision for loan losses; future losses on non-performing assets; the amount and composition of interest-earning assets; the amount of yield enhancements relating to non-accruing and purchased loans; the amount and composition of non-interest and interest-bearing liabilities; the availability of alternate funding sources; the payment of dividends by HMN; the future outlook for the Company; the amount of deposits that will be withdrawn from checking and money market accounts and how the withdrawn deposits will be replaced; the projected changes in net interest income based on rate shocks; the range that interest rates may fluctuate over the next twelve months; the net market risk of interest rate shocks; the future outlook for the issuer of the trust preferred securities held by the Bank; the ability of the Bank to pay dividends to HMN; the ability to remain well capitalized; the impact of new accounting pronouncements; and compliance by the Bank with regulatory standards generally (including the Bank’s status as “well-capitalized”) and other supervisory directives or requirements to which the Company or the Bank are or may become expressly subject, specifically, and possible responses of the Office of the Comptroller of the Currency (OCC), Board of Governors of the Federal Reserve System (FRB), the Bank, and the Company to any failure to comply with any such regulatory standard, directive or requirement.

A number of factors could cause actual results to differ materially from the Company’s assumptions and expectations. These include but are not limited to the adequacy and marketability of real estate and other collateral securing loans to borrowers; federal and state regulation and enforcement; possible legislative and regulatory changes, including additional changes to regulatory capital rules; the ability of the Bank to comply with other applicable regulatory capital requirements; enforcement activity of the OCC and FRB in the event of our non-compliance with any applicable regulatory standard or requirement; adverse economic, business and competitive developments such as shrinking interest margins, reduced collateral values, deposit outflows, changes in credit or other risks posed by the Company’s loan and investment portfolios; changes in costs associated with alternate funding sources, including changes in collateral advance rates and policies of the Federal Home Loan Bank (FHLB); technological, computer-related or operational difficulties; results of litigation; reduced demand for financial services and loan products; changes in accounting policies and guidelines, or monetary and fiscal policies of the federal government or tax laws; international economic developments; the Company’s access to and adverse changes in securities markets; the market for credit related assets; the future operating results, financial condition, cash flow requirements and capital spending priorities of the Company and the Bank; the availability of internal and, as required, external sources of funding; our ability to attract and retain employees; or other significant uncertainties. Additional factors that may cause actual results to differ from the Company’s assumptions and expectations include those set forth in the Company’s most recent filings on Form 10-K and 10-Q with the Securities and Exchange Commission. All forward-looking statements are qualified by, and should be considered in conjunction with, such cautionary statements. For additional discussion of the risks and uncertainties applicable to the Company, see the “Risk Factors” sections of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and Part II, Item 1A of its subsequently filed quarterly reports on Form 10-Q.

All statements in this Form 10-Q, including forward-looking statements, speak only as of the date they are made, and we undertake no duty to update any of the forward-looking statements after the date of this quarterly report on Form 10-Q.

General

HMN Financial, Inc. (HMN or the Company) is the stock savings bank holding company for Home Federal Savings Bank (the Bank), which operates community banking and loan production offices in Minnesota, Iowa and Wisconsin. The earnings of the Company are primarily dependent on the Bank's net interest income, which is the difference between interest earned on loans and investments, and the interest paid on interest-bearing liabilities such as deposits and other borrowings. The difference between the average rate of interest earned on assets and the average rate paid on liabilities is the "interest rate spread". Net interest income is produced when interest-earning assets equal or exceed interest-bearing liabilities and there is a positive interest rate spread. Net interest income and net interest rate spread are affected by changes in interest rates, the volume and composition of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. The Company's net earnings are also affected by the generation of non-interest income, which consists primarily of gains from the sale of loans and real estate owned, fees for servicing loans, commissions on the sale of uninsured investment products, and service charges on deposit accounts. The Bank incurs expenses in addition to interest expense in the form of compensation and benefits, occupancy and equipment expenses, provisions for loan losses, professional services, deposit insurance, amortization expense on mortgage servicing assets, data processing costs and income taxes. The earnings of financial institutions, such as the Bank, are also significantly affected by prevailing economic and competitive conditions, particularly changes in interest rates, government monetary and fiscal policies, and regulations of various regulatory authorities. Lending activities are influenced by the demand for and supply of business credit, single family and commercial properties, competition among lenders, the level of interest rates and the availability of funds. Deposit flows and costs of deposits are influenced by prevailing market rates of interest on competing investments, account maturities and the levels of personal income and savings.

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

Allowance for Loan Losses and Related Provision

The allowance for loan losses is based on periodic analysis of the loan portfolio and is maintained at an amount considered to be appropriate by management to provide for probable losses inherent in the loan portfolio as of the balance sheet dates. In this analysis, management considers factors including, but not limited to, specific occurrences of loan impairment, actual and anticipated changes in the size of the portfolios, national and regional economic conditions such as unemployment data, loan delinquencies, local economic conditions, demand for single family homes, demand for commercial real estate and building lots, loan portfolio composition, historical loss experience and observations made by the Company's ongoing internal audit and regulatory exam processes. Loans are charged off to the extent they are deemed to be uncollectible. The Company has established separate processes to determine the appropriateness of the loan loss allowance for its homogeneous single family and consumer loan portfolios and its non-homogeneous loan portfolios. The determination of the allowance on the homogeneous single family and consumer loan portfolios is calculated on a pooled basis with individual determination of the allowance for all non-performing loans. The determination of the allowance for the non-homogeneous commercial, commercial real estate and multi-family loan portfolios involves assigning standardized risk ratings and loss factors that are periodically reviewed. The loss factors are estimated based on the Company's own loss experience and are assigned to all loans without identified credit weaknesses. For each non-performing loan, the Company also performs an individual analysis of impairment that is based on the expected cash flows or the value of the assets collateralizing the loans and establishes any necessary reserves or charges off all loans, or portions thereof, that are deemed uncollectible.

The appropriateness of the allowance for loan losses is dependent upon management’s estimates of variables affecting valuation, appraisals of collateral, evaluations of performance and status, and the amounts and timing of future cash flows expected to be received on impaired loans. Such estimates, appraisals, evaluations and cash flows may be subject to adjustments due to changing economic prospects of borrowers or properties. The fair market value of collateral dependent loans is typically based on the appraised value of the property less estimated selling costs. The estimates are reviewed periodically and adjustments, if any, are recorded in the provision for loan losses in the periods in which the adjustments become known. Because of the size of some loans, changes in estimates can have a significant impact on the loan loss provision. The allowance is allocated to individual loan categories based upon the relative risk characteristics of the loan portfolios and the actual loss experience. The Company increases its allowance for loan losses by charging the provision for loan losses against income and by receiving recoveries of previously charged off loans. The Company decreases its allowance by crediting the provision for loan losses. The current year activity in the allowance resulted in a credit to the loan loss provision. The methodology for establishing the allowance for loan losses takes into consideration probable losses that have been identified in connection with specific loans as well as losses in the loan portfolio that have not been specifically identified. Although management believes that based on current conditions the allowance for loan losses is maintained at an appropriate amount to provide for probable loan losses inherent in the portfolio as of the balance sheet dates, future conditions may differ substantially from those anticipated in determining the allowance for loan losses and adjustments may be required in the future.

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

The Company maintains significant net deferred tax assets for deductible temporary differences, the largest of which relates to the allowance for loan and real estate losses. For tax purposes only the net charge-offs are deductible while the entire provision for loan losses is used to determine book income. A deferred tax asset is created because of the timing difference of when the expense is recognized for book and tax purposes. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that the deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon management’s judgment and evaluation of both positive and negative evidence, including the forecasts of future income, tax planning strategies, and assessments of the current and future economic and business conditions. The Company considers both positive and negative evidence regarding the ultimate realizability of deferred tax assets. Positive evidence includes the Company’s cumulative net income in the prior three year period, the ability to implement tax planning strategies to accelerate taxable income recognition, and the probability that taxable income will be generated in future periods. The Company could not currently identify any negative evidence. It is possible that future conditions may differ substantially from those anticipated in determining that no valuation allowance was required on deferred tax assets, and adjustments may be required in the future.

Determining the ultimate settlement of any tax position requires significant estimates and judgments in arriving at the amount of tax benefits to be recognized in the financial statements. It is possible that the tax benefits realized upon the ultimate resolution of a tax position may result in tax benefits that are significantly different from those estimated.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2018 COMPARED TO THE QUARTER ENDED MARCH 31, 2017

Net Income

Net income was $1.4 million for the first quarter of 2018, an increase of $0.2 million compared to net income of $1.2 million for the first quarter of 2017. Diluted earnings per share for the first quarter of 2018 was $0.29, an increase of $0.04 from diluted earnings per share of $0.25 for the first quarter of 2017. The increase in net income between the periods was due primarily to the $0.4 million increase in net interest income and a $0.2 million decrease in income tax expense as a result of the reduced federal corporate income tax rate for 2018. These increases in net income were partially offset by a $0.2 million increase in the provision for loan losses between the periods due to loan growth, a $0.3 million increase in other non-interest expenses due primarily to an increase in the losses incurred on deposit accounts and an increase in charitable contributions, and a $0.1 million decrease on the gain on sale of loans due to a decrease in single family loan sales between the periods.

Net Interest Income

Net interest income was $6.7 million for the first quarter of 2018, an increase of $0.4 million, or 7.0%, compared to $6.3 million for the first quarter of 2017. Interest income was $7.2 million for the first quarter of 2018, an increase of $0.5 million, or 7.5%, from $6.7 million for the first quarter of 2017. Interest income increased between the periods primarily because of an increase in the average interest-earning assets and a change in the composition of the average interest-earning assets held, which resulted in an increase in the average yields earned between the periods. While the average interest-earning assets increased $37.6 million between the periods, the average interest-earning assets held in higher yielding loans increased $32.4 million and the amount of average interest-earning assets held in lower yielding cash and investments increased $5.2 million between the periods. The increase in the average outstanding loans between the periods was primarily the result of an increase in the commercial loan portfolio, which occurred because of a reduction in loan payoffs between the periods. The average yield earned on interest-earning assets was 4.23% for the first quarter of 2018, an increase of 7 basis points from 4.16% for the first quarter of 2017.

Interest expense was $0.5 million for the first quarter of 2018, an increase of $0.1 million, or 15.5%, compared to $0.4 million in the first quarter of 2017. The average interest rate paid on non-interest and interest-bearing liabilities was 0.31% for the first quarter of 2018, an increase of 3 basis points from 0.28% for the first quarter of 2017. The average interest rate paid increased between the periods due to an increase in the rates paid on certain money market accounts and certificates of deposit that was partially offset by a change in the composition of the average non-interest and interest-bearing liabilities held between the periods. While the average non-interest and interest-bearing liabilities increased $29.3 million between the periods, the average amount held in lower rate checking, savings, and money market accounts decreased $10.4 million, while the average amount held in higher rate premium money market accounts increased $36.6 million and the average amount held in higher rate borrowings and certificates of deposit increased $3.1 million between the periods.

Net interest margin (net interest income divided by average interest-earning assets) for the first quarter of 2018 was 3.95%, an increase of 4 basis points, compared to 3.91% for the first quarter of 2017.

A summary of the Company’s net interest margin for the three-month periods ended March 31, 2018 and 2017 is as follows:

	For the three-month period ended
	March 31, 2018			March 31, 2017
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
Interest-earning assets:
Securities available for sale	$78,274	314	1.63%	$76,197	275	1.46%
Loans held for sale	1,063	11	4.38	1,656	18	4.41
Mortgage loans, net	113,612	1,122	4.00	110,064	1,111	4.09
Commercial loans, net	400,488	4,768	4.83	371,153	4,385	4.79
Consumer loans, net	72,390	877	4.91	72,255	846	4.75
Cash equivalents	20,116	61	1.24	17,036	23	0.55
Federal Home Loan Bank stock	842	5	2.60	786	2	1.03
Total interest-earning assets	686,785	7,158	4.23	649,147	6,660	4.16

Interest-bearing liabilities and non-interest bearing deposits:
Checking	89,644	10	0.05	92,063	20	0.09
Savings	77,174	15	0.08	75,273	15	0.08
Money market	190,413	186	0.38	162,540	105	0.26
Certificates	111,702	257	0.93	101,950	152	0.60
Advances and other borrowings	569	2	1.71	7,399	115	6.30
Total interest-bearing liabilities	469,502			439,225
Non-interest checking	153,266			154,407
Other non-interest bearing escrow deposits	1,541			1,339
Total interest-bearing liabilities and non-interest bearing deposits	$624,309	470	0.31	$594,971	407	0.28
Net interest income		$6,688			$6,253
Net interest rate spread			3.92%			3.88%
Net interest margin			3.95%			3.91%

Provision for Loan Losses

The provision for loan losses was ($0.1 million) for the first quarter of 2018, an increase of $0.2 million compared to the provision for loan losses of ($0.3 million) for the first quarter of 2017. The provision increased in the first quarter of 2018 primarily because there were fewer credit rating upgrades on commercial loans in the first quarter of 2018 when compared to the first quarter of 2017.

A reconciliation of the Company’s allowance for loan losses for the first quarters of 2018 and 2017 is as follows:

(Dollars in thousands)	2018	2017
Balance at January 1,	$9,311	9,903
Provision	(125)	(270)
Charge offs:
Consumer	(69)	(201)
Single family	(23)	0
Recoveries	35	158
Balance at March 31,	$9,129	9,590

General allowance	$8,181	8,792
Specific allowance	948	798
	$9,129	9,590

Non-Interest Income

Non-interest income was $1.8 million for the first quarter of 2018, a decrease of $0.1 million, or 5.6%, from $1.9 million for the first quarter of 2017. Gain on sales of loans decreased $0.1 million between the periods primarily because of a decrease in the gains recognized on the sale of single family loans due to a decrease in loan origination and sales. Fees and service charges decreased $0.1 million between the periods due primarily to a decrease in overdraft fees. These decreases in non-interest income were partially offset by a slight increase in other income related to the sale of uninsured investment products between the periods.

Non-Interest Expense

Non-interest expense was $6.6 million for the first quarter of 2018, an increase of $0.3 million, or 3.3%, from $6.3 million for the first quarter of 2017. Other non-interest expenses increased $0.3 million due primarily to an increase in the losses incurred on deposit accounts and an increase in charitable contributions. Occupancy and equipment expense increased $0.1 million between the periods due to an increase in non-capitalized equipment purchases. These increases in non-interest expense were partially offset by a $0.1 million decrease in compensation and benefits expense due primarily to a decrease in the number of employees between the periods.

Income Taxes

Income tax expense was $0.6 million for the first quarter of 2018, a decrease of $0.2 million from $0.8 million for the first quarter of 2017. The decrease in income tax expense between the periods is primarily the result of a decrease in the federal corporate income tax rate due to the tax law changes that were enacted in the fourth quarter of 2017.

FINANCIAL CONDITION

Non-Performing Assets

The following table summarizes the amounts and categories of non-performing assets in the Bank’s portfolio and loan delinquency information as of the end of the two most recently completed quarters.

	March 31,	December 31,
(Dollars in thousands)	2018	2017
Non-performing loans:
Single family real estate	$839	$949
Commercial real estate	1,524	1,364
Consumer	632	553
Commercial business	269	278
Total	3,264	3,144

Foreclosed and repossessed assets:
Single family real estate	74	0
Commercial real estate	627	627
Total non-performing assets	$3,965	$3,771
Total as a percentage of total assets	0.55%	0.52%
Total non-performing loans	$3,264	$3,144
Total as a percentage of total loans receivable, net	0.55%	0.54%
Allowance for loan losses to non-performing loans	279.69%	296.11%

Delinquency data:
Delinquencies (1)
30+ days	$1,280	$1,789
90+ days	0	0
Delinquencies as a percentage of loan and lease portfolio (1)
30+ days	0.21%	0.30%
90+ days	0.00%	0.00%

(1) Excludes non-accrual loans.

Total non-performing assets were $4.0 million at March 31, 2018, an increase of $0.2 million, or 5.99%, from $3.8 million at December 31, 2017. Non-performing loans increased $120,000 and foreclosed and repossessed assets increased $74,000 during the first quarter of 2018.

Dividends

The declaration of dividends is subject to, among other things, the Company's financial condition and results of operations, the Bank's compliance with regulatory capital requirements and other regulatory restrictions, tax considerations, industry standards, economic conditions, general business practices and other factors. The Company has not made any dividend payments to common stockholders during the three year period ending March 31, 2018.

LIQUIDITY AND CAPITAL RESOURCES

For the quarter ended March 31, 2018, the net cash provided by operating activities was $4.3 million. The Company collected $0.7 million in principal repayments and maturities on securities during the quarter. It received $0.7 million related to increases in customer escrows, $0.3 million on the redemption of FHLB stock, and $6.8 million in proceeds from borrowings. The Company had a net decrease in deposit balances of $1.8 million during the quarter. It also purchased $4.9 million in securities, purchased $0.3 million in FHLB stock, paid out $0.4 million for premises and equipment, repaid borrowings of $6.8 million, and loans receivable increased $9.6 million.

The Company has certificates of deposit with outstanding balances of $71.4 million that come due over the next 12 months. Based upon past experience, management anticipates that the majority of the deposits will renew for another term. The Company believes that cash outflows from deposits that do not renew will be replaced with a combination of other customer’s deposits or FHLB advances. FRB borrowings or proceeds from the sale of securities could also be used to fund unanticipated outflows of certificates of deposit.

The Company had five deposit customers with aggregate deposits greater than $5.0 million as of March 31, 2018. The $61.4 million in funds held by these customers may be withdrawn at any time, but management anticipates that the majority of these deposits will not be withdrawn from the Bank over the next twelve months. If these deposits are withdrawn, it is anticipated that they would be replaced with deposits from other customers or FHLB advances. FRB borrowings or proceeds from the sale of securities could also be used to replace unanticipated outflows of large checking and money market deposits.

The Company had the ability to borrow $164.3 million from the FHLB at March 31, 2018 based on the collateral value of the loans pledged. The credit policy of the FHLB relating to the collateral value of the loans collateralizing the available line of credit with the FHLB may change such that the current collateral pledged to secure future advances is no longer acceptable or the formulas for determining the excess pledged collateral may change. The FHLB could also reduce the amount of funds it will lend to the Bank. It is not anticipated that the Bank will need to find alternative funding sources in the next twelve months to replace the available borrowings from the FHLB. However, if needed, excess collateral currently pledged to the FHLB could be pledged to the FRB and the Bank could borrow additional funds, in excess of the $73.2 million that was available from the FRB at March 31, 2018, based on the increased collateral levels.

The Company’s primary source of cash is dividends from the Bank. At March 31, 2018, the Company had $4.8 million in cash and other assets that could readily be turned into cash. The primary use of cash by the Company is the payment of operating expenses.

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

The following table discloses the projected changes in the market value of the Company’s interest-earning assets and interest-bearing liabilities based upon incremental 100 basis-point changes in interest rates from interest rates in effect on March 31, 2018.

	Market Value
(Dollars in thousands) Basis point change in interest rates	-100	0	+100	+200
Total market risk sensitive assets	$724,324	712,182	699,846	686,902
Total market risk sensitive liabilities	611,216	570,984	536,439	505,865
Off-balance sheet financial instruments	(210)	0	1	44
Net market risk	$113,318	141,198	163,406	180,993
Percentage change from current market value	(19.75%)	0.00%	15.73%	28.18%

The preceding table was prepared utilizing a model using the following assumptions (the Model Assumptions) regarding prepayment and decay ratios that were determined by management based upon their review of historical prepayment speeds and future prepayment projections. Fixed rate loans were assumed to prepay at annual rates of between 1% to 40%, depending on the note rate and the period to maturity. Adjustable rate mortgages (ARMs) were assumed to prepay at annual rates of between 4% and 45%, depending on the note rate and the period to maturity. Mortgage-backed securities were projected to have prepayments based upon the underlying collateral securing the instrument. Certificate accounts were assumed not to be withdrawn until maturity. Passbook accounts and money market accounts were assumed to decay at an annual rate of 18%, and 2%, respectively. Retail checking accounts were assumed to decay at an annual rate of 14%. Commercial checking accounts and money market accounts were assumed to decay at annual rates of 33% and 31%, respectively. Callable investments were projected to be called at the first call date where the projected interest rate on similar remaining term instruments exceeded the interest rate on the callable advance or investment.

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

Asset/Liability Management

The Company’s management reviews the impact that changing interest rates will have on its net interest income projected for the next twelve months to determine if its current level of interest rate risk is acceptable. The following table projects the estimated impact on net interest income during the twelve month period ending March 31, 2019 of immediate interest rate changes called rate shocks:

(Dollars in thousands)
Rate Shock in Basis Points	Projected Change in Net Interest Income	Percentage Change
+200	3,219	11.52
+100	1,604	5.74
0	0	0.00
-100	(1,730)	(6.19)

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

To the extent consistent with its interest rate spread objectives, the Bank attempts to manage its interest rate risk and has taken a number of steps to restructure its balance sheet in order to better match the maturities of its assets and liabilities. In the past, more long-term fixed rate loans were placed into the single family loan portfolio. In recent years, the Bank has continued to focus its 30 year fixed rate single family residential lending program on loans that are saleable to third parties and generally places only adjustable rate or shorter-term fixed rate loans that meet certain risk characteristics into its loan portfolio. A significant portion of the Bank’s commercial loan production continues to be in adjustable rate loans that reprice every one, two or three years.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements other than commitments to originate and sell loans in the ordinary course of business.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4: Controls and Procedures

Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

There have been no material changes to the Company’s risk factors contained in its Annual Report on Form 10-K for the year ended December 31, 2017. For a further discussion of our Risk Factors, see Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

 (a) Not applicable.

 (b) Not applicable.

 (c) Not applicable.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	Mine Safety Disclosures.

  Not applicable.

ITEM 5.	Other Information.

 None.

ITEM 6.	Exhibits.

INDEX TO EXHIBITS

Exhibit		Filing Status
Number	Exhibit

10	Form of Restricted Stock Agreement under HMN Financial, Inc. 2017 Equity Incentive Plan	Filed Electronically

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	Filed Electronically

32	Section 1350 Certifications of CEO and CFO	Filed Electronically

101

Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 2018, filed with the Securities and Exchange Commission on May 4, 2018, formatted in Extensible Business Reporting Language (XBRL); (i) the Consolidated Balance Sheets at March 31, 2018 and December 31, 2017, (ii) the Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2018 and 2017, (iii) the Consolidated Statement of Stockholders’ Equity for the Three Month Period Ended March 31, 2018, (iv) the Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2018 and 2017, and (v) Notes to Consolidated Financial Statements.

Filed Electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HMN FINANCIAL, INC.

Registrant

Date:	May 4, 2018	/s/ Bradley Krehbiel
Bradley Krehbiel, President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 4, 2018	/s/ Jon Eberle
Jon Eberle, Senior Vice President and Chief Financial Officer
(Principal Financial Officer)