Form 10-Q
period 2018-06-30
HMN FINANCIAL INC
filed 2018-08-03
CIK 921183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 0-24100

HMN FINANCIAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-1777397
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1016 Civic Center Drive NW, Rochester, MN	55901
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(507) 535-1200

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at July 27, 2018
Common stock, $0.01 par value	4,609,440

HMN FINANCIAL, INC.

Part I – FINANCIAL INFORMATION

Item 1: Financial Statements

HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30,	December 31,
(Dollars in thousands)	2018	2017
	(unaudited)
Assets
Cash and cash equivalents	$31,710	37,564
Securities available for sale:
Mortgage-backed and related securities (amortized cost $9,145 and $5,148)	8,895	5,068
Other marketable securities (amortized cost $73,433 and $73,653)	71,630	72,404
	80,525	77,472

Loans held for sale	3,624	1,837
Loans receivable, net	589,855	585,931
Accrued interest receivable	2,330	2,344
Real estate, net	701	627
Federal Home Loan Bank stock, at cost	867	817
Mortgage servicing rights, net	1,813	1,724
Premises and equipment, net	8,446	8,226
Goodwill	802	802
Core deposit intangible	305	355
Prepaid expenses and other assets	1,432	1,314
Deferred tax asset, net	3,875	3,672
Total assets	$726,285	722,685

Liabilities and Stockholders’ Equity
Deposits	$639,535	635,601
Accrued interest payable	264	146
Customer escrows	1,268	1,147
Accrued expenses and other liabilities	3,393	4,973
Total liabilities	644,460	641,867
Commitments and contingencies
Stockholders’ equity:
Serial-preferred stock: ($.01 par value) authorized shares 500,000; issued shares 0	0	0
Common stock ($.01 par value): authorized shares 16,000,000; issued shares 9,128,662	91	91
Additional paid-in capital	46,950	50,623
Retained earnings, subject to certain restrictions	94,690	91,448
Accumulated other comprehensive loss	(1,479)	(957)
Unearned employee stock ownership plan shares	(1,933)	(2,030)
Treasury stock, at cost 4,519,222 and 4,631,124 shares	(56,494)	(58,357)
Total stockholders’ equity	81,825	80,818
Total liabilities and stockholders’ equity	$726,285	722,685

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2018	2017	2018	2017
Interest income:
Loans receivable	$7,006	6,701	13,784	13,061
Securities available for sale:
Mortgage-backed and related	54	5	96	12
Other marketable	285	283	557	551
Other	111	10	177	34
Total interest income	7,456	6,999	14,614	13,658

Interest expense:
Deposits	526	329	994	622
Federal Home Loan Bank advances and other borrowings	0	132	2	247
Total interest expense	526	461	996	869
Net interest income	6,930	6,538	13,618	12,789
Provision for loan losses	295	269	170	(1)
Net interest income after provision for loan losses	6,635	6,269	13,448	12,790

Non-interest income:
Fees and service charges	785	845	1,551	1,669
Loan servicing fees	297	306	598	607
Gain on sales of loans	679	488	1,123	1,007
Other	293	267	558	503
Total non-interest income	2,054	1,906	3,830	3,786

Non-interest expense:
Compensation and benefits	3,678	3,780	7,502	7,724
Occupancy and equipment	1,072	1,026	2,169	2,065
Data processing	334	260	629	552
Professional services	298	417	547	676
Other	931	956	2,020	1,769
Total non-interest expense	6,313	6,439	12,867	12,786
Income before income tax expense	2,376	1,736	4,411	3,790
Income tax expense	649	712	1,239	1,553
Net income	1,727	1,024	3,172	2,237
Other comprehensive (loss) income, net of tax	(105)	173	(452)	361
Comprehensive income available to common shareholders	$1,622	1,197	2,720	2,598
Basic earnings per share	$0.40	0.24	0.74	0.53
Diluted earnings per share	$0.36	0.21	0.66	0.46

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders' Equity

For the Six-Month Period Ended June 30, 2018

(unaudited)

					Unearned
					Employee
				Accumulated	Stock
		Additional		Other	Ownership		Total
	Common	Paid-In	Retained	Comprehensive	Plan	Treasury	Stockholders’
(Dollars in thousands)	Stock	Capital	Earnings	(Loss)	Shares	Stock	Equity
Balance, December 31, 2017	$91	50,623	91,448	(957)	(2,030)	(58,357)	80,818
Net income			3,172				3,172
Accounts reclassified from accumulated other comprehensive loss			70	(70)			0
Other comprehensive loss				(452)			(452)
Stock warrants purchased		(1,989)					(1,989)
Stock warrants exercised		(1,674)				1,674	0
Stock compensation expense		8					8
Restricted stock awards		(189)				189	0
Amortization of restricted stock awards		73					73
Earned employee stock ownership plan shares		98			97		195
Balance, June 30, 2018	$91	46,950	94,690	(1,479)	(1,933)	(56,494)	81,825

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2018	2017
Cash flows from operating activities:
Net income	$3,172	2,237
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	170	(1)
Depreciation	528	464
Amortization of premiums, net	24	0
Amortization of deferred loan costs (fees)	15	(125)
Amortization of core deposit intangible	50	50
Amortization of other purchased fair value adjustments	(23)	(55)
Amortization of mortgage servicing rights	268	269
Capitalized mortgage servicing rights	(357)	(320)
Securities gains, net	(22)	0
Gain on sale of premises and equipment	0	(8)
Gain on sales of real estate	0	(7)
Gain on sales of loans	(1,123)	(1,007)
Proceeds from sale of loans held for sale	46,097	43,490
Disbursements on loans held for sale	(39,120)	(36,046)
Amortization of restricted stock awards	73	71
Amortization of unearned Employee Stock Ownership Plan shares	97	96
Earned Employee Stock Ownership Plan shares priced above original cost	98	72
Stock option compensation expense	8	21
Decrease in accrued interest receivable	14	18
Increase (decrease) in accrued interest payable	118	(23)
(Increase) decrease in other assets	(73)	233
Decrease in other liabilities	(1,625)	(1,103)
Other, net	(3)	46
Net cash provided by operating activities	8,386	8,372
Cash flows from investing activities:
Principal collected on securities available for sale	893	416
Proceeds collected on maturities of securities available for sale	310	5,000
Purchases of securities available for sale	(4,888)	(4,999)
Purchase of Federal Home Loan Bank Stock	(322)	(3,255)
Redemption of Federal Home Loan Bank Stock	272	3,208
Proceeds from sales of real estate	0	42
Net increase in loans receivable	(11,825)	(45,415)
Proceeds from sale of premises and equipment	0	8
Purchases of premises and equipment	(746)	(498)
Net cash used by investing activities	(16,306)	(45,493)
Cash flows from financing activities:
Increase in deposits	3,934	41,294
Warrants purchased	(1,989)	0
Stock awards withheld for tax withholding	0	(54)
Proceeds from borrowings	6,800	80,600
Repayment of borrowings	(6,800)	(80,600)
Increase in customer escrows	121	212
Net cash provided by financing activities	2,066	41,452
(Decrease) increase in cash and cash equivalents	(5,854)	4,331
Cash and cash equivalents, beginning of period	37,564	27,561
Cash and cash equivalents, end of period	$31,710	31,892
Supplemental cash flow disclosures:
Cash paid for interest	$878	892
Cash paid for income taxes	2,852	1,766
Supplemental noncash flow disclosures:
Loans transferred to loans held for sale	7,670	6,641
Loans held for sale transferred to loans	0	164
Transfer of loans to real estate	74	40

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

(2)  Basis of Preparation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of comprehensive income, consolidated statement of stockholders' equity and consolidated statements of cash flows in conformity with U.S. generally accepted accounting principles (GAAP). However, all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The results of operations for the six-month period ended June 30, 2018 are not necessarily indicative of the results which may be expected for the entire year.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this ASU affect all entities that measure credit losses on financial instruments including loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial asset that has a contractual right to receive cash that is not specifically excluded. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this ASU replace the incurred loss impairment methodology required in current GAAP with a methodology that reflects expected credit losses that requires consideration of a broader range of reasonable and supportable information to estimate credit losses. The amendments in this ASU will affect entities to varying degrees depending on the credit quality of the assets held by the entity, the duration of the assets held, and how the entity applies the current incurred loss methodology. The amendments in this ASU, for public business entities that are filers with the Securities and Exchange Commission, are effective for fiscal years beginning after December 15, 2019, including interim periods within those annual periods. All entities may adopt the amendments in the ASU early as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Amendments should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Management has accumulated the charge off information necessary to calculate the appropriate life of loan loss percentages for the various loan categories, has identified several key metrics to help identify and project anticipated changes in the credit quality of our loan portfolio upon enactment, and is in the process of evaluating the impact that the adoption of this ASU in the first quarter of 2020 will have on the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The amendments in this ASU shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount as discounts continue to be amortized to maturity. This ASU is intended to more closely align the amortization period of premiums and discounts to expectations incorporated in market pricing on the underlying securities. In most cases, market participants price securities to the call date that produces the worst yield when the coupon is above current market rates and price securities to maturity when the coupon is below market rates. As a result, the amendments more closely align interest income recorded on bonds held at a premium or a discount with the economics of the underlying instrument. This ASU is intended to reduce diversity in practice and is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 with early adoption permitted. Upon adoption, the amendments should be applied using a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Additionally, in the period of adoption, an entity should provide disclosures about a change in accounting principles. The adoption of this ASU in the first quarter of 2019 is not anticipated to have a material impact on the Company’s consolidated financial statements.

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

The following table summarizes the assets and liabilities of the Company for which fair values are determined on a recurring basis as of June 30, 2018 and December 31, 2017.

	Carrying value at June 30, 2018
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale	$80,525	0	80,525	0
Mortgage loan commitments	74	0	74	0
Total	$80,599	0	80,599	0

	Carrying value at December 31, 2017
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale	$77,472	0	77,472	0
Mortgage loan commitments	28	0	28	0
Total	$77,500	0	77,500	0

There were no transfers between Levels 1, 2, or 3 during the three or six month periods ended June 30, 2018.

The Company may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of the lower-of-cost-or-market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis that were held at December 31, 2017 and at June 30, 2018, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at June 30, 2018 and December 31, 2017.

	Carrying value at June 30, 2018
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Three months ended June 30, 2018 total gains (losses)	Six months ended June 30, 2018 total gains (losses)
Loans held for sale	$3,624	0	3,624	0	16	17
Mortgage servicing rights	1,813	0	1,813	0	0	0
Loans (1)	3,181	0	3,181	0	(29)	(80)
Real estate, net (2)	701	0	701	0	0	0
Total	$9,319	0	9,319	0	(13)	(63)

	Carrying value at December 31, 2017
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Year ended December 31, 2017 total gains (losses)
Loans held for sale	$1,837	0	1,837	0	1
Mortgage servicing rights, net	1,724	0	1,724	0	0
Loans(1)	3,201	0	3,201	0	(413)
Real estate, net(2)	627	0	627	0	0
Total	$7,389	0	7,389	0	(412)

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

(5)  Fair Value of Financial Instruments

Generally accepted accounting principles require interim reporting period disclosure about the fair value of financial instruments, including assets, liabilities and off-balance sheet items for which it is practicable to estimate fair value. The fair value hierarchy level for each asset and liability, as defined in Note 4, have been included in the following table for June 30, 2018 and December 31, 2017. The fair value estimates are made based upon relevant market information, if available, and upon the characteristics of the financial instruments themselves. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based upon judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. The estimated fair value of the Company’s financial instruments as of June 30, 2018 and December 31, 2017 are shown in the following table.

	June 30, 2018						December 31, 2017
			Fair value hierarchy						Fair value hierarchy
(Dollars in thousands)	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3	Contract amount	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3	Contract amount

Financial assets:
Cash and cash equivalents	$31,710	31,710	31,710				37,564	37,564	37,564
Securities available for sale	80,525	80,525		80,525			77,472	77,472		77,472
Loans held for sale	3,624	3,624		3,624			1,837	1,837		1,837
Loans receivable, net	589,855	588,794		588,794			585,931	585,494		585,494
Federal Home Loan Bank stock	867	867		867			817	817		817
Accrued interest receivable	2,330	2,330		2,330			2,344	2,344		2,344

Financial liabilities:
Deposits	639,535	633,844		633,844			635,601	635,905		635,905
Accrued interest payable	264	264		264			146	146		146
Off-balance sheet financial instruments:
Commitments to extend credit	74	74				242,267	28	28				173,645
Commitments to sell loans	(28)	(28)				11,321	(11)	(11)				5,629

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

Loans Receivable, net

The fair value of the loan portfolio, with the exception of the adjustable rate portfolio, was calculated by discounting the scheduled cash flows through the estimated maturity using anticipated prepayment speeds and using discount rates that reflect the credit and interest rate risk inherent in each loan portfolio. The fair value of the adjustable loan portfolio was estimated by grouping the loans with similar characteristics and comparing the characteristics of each group to the prices quoted for similar types of loans in the secondary market. The fair value disclosures for both the fixed and adjustable rate portfolios were adjusted to reflect the exit price amount anticipated to be received from the sale of the portfolio in an open market transaction as required upon adoption of ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities beginning in the first quarter of 2018.

Federal Home Loan Bank Stock

The carrying amount of Federal Home Loan Bank (FHLB) stock approximates its fair value.

Accrued Interest Receivable

The carrying amount of accrued interest receivable approximates its fair value since it is short-term in nature and does not present unanticipated credit concerns.

Deposits

The fair value of demand deposits, savings accounts and certain money market account deposits is the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities. The fair value disclosures for all of the deposits were adjusted to reflect the exit price amount anticipated to be received from the sale of the deposits in an open market transaction as required upon adoption of ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities beginning in the first quarter of 2018.

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

	For the three months ended June 30,
(Dollars in thousands)	2018			2017
Securities available for sale:	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Net unrealized (losses) gains arising during the period	$(146)	(41)	(105)	286	113	173
Other comprehensive income (loss)	$(146)	(41)	(105)	286	113	173

	For the six months ended June 30,
(Dollars in thousands)	2018			2017
Securities available for sale:	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Net unrealized (losses) gains arising during the period	$(625)	(175)	(452)	599	238	361
Other comprehensive income (loss)	$(625)	(175)	(452)	599	238	361

(7)  Securities Available For Sale

The following table shows the gross unrealized losses and fair value for the securities available for sale portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2018 and December 31, 2017.

	Less Than Twelve Months			Twelve Months or More			Total
(Dollars in thousands)	# of Investments	Fair Value	Unrealized Losses	# of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

June 30, 2018
Mortgage-backed securities:
Federal National Mortgage Association (FNMA)	2	$4,201	(168)	0	$0	0	$4,201	(168)
Federal Home Loan Mortgage Corporation (FHLMC)	1	4,468	(72)	0	0	0	4,468	(72)
Collateralized mortgage obligations:
FNMA	1	202	(10)	0	0	0	202	(10)

Other marketable securities:
U.S. Government agency obligations	2	9,678	(306)	12	58,606	(1,377)	68,284	(1,683)
Municipal obligations	13	2,272	(11)	0	0	0	2,272	(11)
Corporate obligations	1	200	(4)	0	0	0	200	(4)
Corporate preferred stock	0	0	0	1	595	(105)	595	(105)
Total temporarily impaired securities	20	$21,021	(571)	13	$59,201	(1,482)	$80,222	(2,053)

	Less Than Twelve Months			Twelve Months or More			Total
(Dollars in thousands)	# of Investments	Fair Value	Unrealized Losses	# of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

December 31, 2017
Mortgage-backed securities:
FNMA	2	$4,703	(78)	0	$0	0	$4,703	(78)
Collateralized mortgage obligations:
FNMA	1	218	(5)	0	0	0	218	(5)

Other marketable securities:
U.S. Government agency obligations	2	9,819	(163)	12	58,942	(1,038)	68,761	(1,201)
Municipal obligations	14	2,268	(8)	0	0	0	2,268	(8)
Corporate obligations	1	233	(1)	0	0	0	233	(1)
Corporate preferred stock	0	0	0	1	560	(140)	560	(140)
Total temporarily impaired securities	20	$17,241	(255)	13	$59,502	(1,178)	$76,743	(1,433)

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

The unrealized losses on U.S. Government agency obligations are the result of changes in interest rates. The unrealized losses reported for the corporate preferred stock at June 30, 2018 relates to a single trust preferred security that was issued by the holding company of a small community bank. As of June 30, 2018 all payments were current on the trust preferred security and the issuer’s subsidiary bank was considered to be “well capitalized” based on its most recent regulatory filing. Based on a review of the issuer, it was determined that the trust preferred security was not other-than-temporarily impaired at June 30, 2018. The Company does not intend to sell the preferred stock and has the intent and ability to hold it for a period of time sufficient to recover the temporary loss. Management believes that the Company will receive all principal and interest payments contractually due on the security and that the decrease in the market value is primarily due to a lack of liquidity in the market for trust preferred securities. Management will continue to monitor the credit risk of the issuer and may be required to recognize other-than-temporary impairment charges on this security in future periods.

A summary of securities available for sale at June 30, 2018 and December 31, 2017 is as follows:

(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
June 30, 2018
Mortgage-backed securities:
FHLMC	$4,564	0	(72)	4,492
FNMA	4,369	0	(168)	4,201
Collateralized mortgage obligations:
FNMA	212	0	(10)	202
	9,145	0	(250)	8,895
Other marketable securities:
U.S. Government agency obligations	69,967	0	(1,683)	68,284
Municipal obligations	2,383	0	(11)	2,372
Corporate obligations	204	0	(4)	200
Corporate preferred stock	700	0	(105)	595
Corporate equity	179	0	0	179
	73,433	0	(1,803)	71,630
	$82,578	0	(2,053)	80,525

(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
December 31, 2017
Mortgage-backed securities:
FHLMC	$91	2	0	93
FNMA	4,834	1	(78)	4,757
Collateralized mortgage obligations:
FNMA	223	0	(5)	218
	5,148	3	(83)	5,068
Other marketable securities:
U.S. Government agency obligations	69,962	0	(1,201)	68,761
Municipal obligations	2,699	2	(8)	2,693
Corporate obligations	234	0	(1)	233
Corporate preferred stock	700	0	(140)	560
Corporate equity	58	99	0	157
	73,653	101	(1,350)	72,404
	$78,801	104	(1,433)	77,472

The following table indicates amortized cost and estimated fair value of securities available for sale at June 30, 2018 based upon contractual maturity adjusted for scheduled repayments of principal and projected prepayments of principal based upon current economic conditions and interest rates.

(Dollars in thousands)	Amortized Cost	Fair Value
Due less than one year	$1,921	1,878
Due after one year through five years	76,660	74,842
Due after five years through ten years	3,036	2,953
Due after ten years	782	673
No stated maturity	179	179
Total	$82,578	80,525

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

(8)  Loans Receivable, Net

A summary of loans receivable at June 30, 2018 and December 31, 2017 is as follows:

(Dollars in thousands)	June 30, 2018	December 31, 2017
Single family	$107,203	107,005
Commercial real estate:
Real estate rental and leasing	188,751	175,177
Other	149,409	158,940
	338,160	334,117
Consumer	72,290	73,767
Commercial business	81,130	79,909
Total loans	598,783	594,798
Less:
Unamortized discounts	20	19
Net deferred loan costs	(420)	(463)
Allowance for loan losses	9,328	9,311
Total loans receivable, net	$589,855	585,931

(9)  Allowance for Loan Losses and Credit Quality Information

The allowance for loan losses is summarized as follows:

(Dollars in thousands)	Single Family	Commercial Real Estate	Consumer	Commercial Business	Total
For the three months ended June 30, 2018:
Balance, March 31, 2018	$809	5,198	1,423	1,699	9,129
Provision for losses	72	(147)	254	116	295
Charge-offs	0	0	(56)	(255)	(311)
Recoveries	0	191	2	22	215
Balance, June 30, 2018	$881	5,242	1,623	1,582	9,328

For the six months ended June 30, 2018:
Balance, December 31, 2017	$900	5,073	1,630	1,708	9,311
Provision for losses	4	(29)	109	86	170
Charge-offs	(23)	0	(125)	(255)	(403)
Recoveries	0	198	9	43	250
Balance, June 30, 2018	$881	5,242	1,623	1,582	9,328

Allocated to:
Specific allowance	$192	441	263	177	1,073
General allowance	708	4,632	1,367	1,531	8,238
Balance, December 31, 2017	$900	5,073	1,630	1,708	9,311

Allocated to:
Specific allowance	$110	437	173	74	794
General allowance	771	4,805	1,450	1,508	8,534
Balance, June 30, 2018	$881	5,242	1,623	1,582	9,328

Loans receivable at December 31, 2017:
Individually reviewed for impairment	$1,523	1,364	880	507	4,274
Collectively reviewed for impairment	105,482	332,753	72,887	79,402	590,524
Ending balance	$107,005	334,117	73,767	79,909	594,798

Loans receivable at June 30, 2018:
Individually reviewed for impairment	$1,294	1,432	984	265	3,975
Collectively reviewed for impairment	105,909	336,728	71,306	80,865	594,808
Ending balance	$107,203	338,160	72,290	81,130	598,783

(Dollars in thousands)	Single Family	Commercial Real Estate	Consumer	Commercial Business	Total
For the three months ended June 30, 2017:
Balance, March 31, 2017	$1,110	4,958	1,332	2,190	9,590
Provision for losses	(106)	452	224	(301)	269
Charge-offs	0	0	(17)	0	(17)
Recoveries	0	80	5	118	203
Balance, June 30, 2017	$1,004	5,490	1,544	2,007	10,045

For the six months ended June 30, 2017:
Balance, December 31, 2016	$1,186	4,953	1,613	2,151	9,903
Provision for losses	(182)	363	116	(298)	(1)
Charge-offs	0	0	(218)	0	(218)
Recoveries	0	174	33	154	361
Balance, June 30, 2017	$1,004	5,490	1,544	2,007	10,045

The following table summarizes the amount of classified and unclassified loans at June 30, 2018 and December 31, 2017:

	June 30, 2018
	Classified					Unclassified
(Dollars in thousands)	Special Mention	Substandard	Doubtful	Loss	Total	Total	Total Loans
Single family	$108	2,061	43	0	2,212	104,991	107,203
Commercial real estate:
Real estate rental and leasing	7,031	5,095	0	0	12,126	176,625	188,751
Other	1,768	8,751	0	0	10,519	138,890	149,409
Consumer	0	828	51	105	984	71,306	72,290
Commercial business	8,350	4,364	0	0	12,714	68,416	81,130
	$17,257	21,099	94	105	38,555	560,228	598,783

	December 31, 2017
	Classified					Unclassified
(Dollars in thousands)	Special Mention	Substandard	Doubtful	Loss	Total	Total	Total Loans
Single family	$77	2,154	44	0	2,275	104,730	107,005
Commercial real estate:
Real estate rental and leasing	5,022	3,813	0	0	8,835	166,342	175,177
Other	9,135	4,257	0	0	13,392	145,548	158,940
Consumer	0	631	119	130	880	72,887	73,767
Commercial business	5,781	5,506	0	0	11,287	68,622	79,909
	$20,015	16,361	163	130	36,669	558,129	594,798

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

The aging of past due loans at June 30, 2018 and December 31, 2017 is summarized as follows:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
June 30, 2018
Single family	$380	455	82	917	106,286	107,203	0
Commercial real estate:
Real estate rental and leasing	459	0	0	459	188,292	188,751	0
Other	0	0	22	22	149,387	149,409	0
Consumer	245	136	278	659	71,631	72,290	0
Commercial business	25	0	0	25	81,105	81,130
	$1,109	591	382	2,082	596,701	598,783	0
December 31, 2017
Single family	$727	294	669	1,690	105,315	107,005	0
Commercial real estate:
Real estate rental and leasing	0	0	0	0	175,177	175,177	0
Other	0	0	0	0	158,940	158,940	0
Consumer	734	117	235	1,086	72,681	73,767	0
Commercial business	34	0	180	214	79,695	79,909	0
	$1,495	411	1,084	2,990	591,808	594,798	0

Impaired loans include loans that are non-performing (non-accruing) and loans that have been modified in a troubled debt restructuring (TDR). The following table summarizes impaired loans and related allowances as of June 30, 2018 and December 31, 2017:

	June 30, 2018			December 31, 2017
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans with no related allowance recorded:
Single family	$416	416	0	415	415	0
Commercial real estate:
Real estate rental and leasing	34	34	0	35	51	0
Other	165	1,821	0	25	1,682	0
Consumer	607	607	0	414	414	0
Loans with an allowance recorded:
Single family	878	878	110	1,108	1,108	192
Commercial real estate:
Other	1,233	1,233	437	1,304	1,304	441
Consumer	377	393	173	466	483	263
Commercial business	265	817	74	507	1,358	177
Total:
Single family	1,294	1,294	110	1,523	1,523	192
Commercial real estate:
Real estate rental and leasing	34	34	0	35	51	0
Other	1,398	3,054	437	1,329	2,986	441
Consumer	984	1,000	173	880	897	263
Commercial business	265	817	74	507	1,358	177
	$3,975	6,199	794	4,274	6,815	1,073

The following table summarizes the average recorded investment and interest income recognized on impaired loans for the three and six months ended June 30, 2018 and 2017:

	For the three months ended June 30, 2018		For the six months ended June 30, 2018
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance recorded:
Single family	$425	4	421	10
Commercial real estate:
Real estate rental and leasing	35	15	35	15
Other	165	24	118	48
Consumer	506	4	475	9
Loans with an allowance recorded:
Single family	809	0	908	0
Commercial real estate:
Other	1,279	0	1,287	0
Consumer	416	2	433	5
Commercial business	373	2	417	4
Total:
Single family	1,234	4	1,329	10
Commercial real estate:
Real estate rental and leasing	35	15	35	15
Other	1,444	24	1,405	48
Consumer	922	6	908	14
Commercial business	373	2	417	4
	$4,008	51	4,094	91

	For the three months ended June 30, 2017		For the six months ended June 30, 2017
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance recorded:
Single family	$529	3	425	6
Commercial real estate:
Real estate rental and leasing	39	0	39	0
Other	26	24	26	48
Consumer	398	3	369	7
Commercial business	113	0	167	0
Loans with an allowance recorded:
Single family	867	4	874	6
Commercial real estate:
Real estate rental and leasing	259	0	172	0
Other	1,812	7	1,812	15
Consumer	388	2	468	3
Commercial business	399	3	389	8
Total:
Single family	1,396	7	1,299	12
Commercial real estate:
Real estate rental and leasing	298	0	211	0
Other	1,838	31	1,838	63
Consumer	786	5	837	10
Commercial business	512	3	556	8
	$4,830	46	4,741	93

At June 30, 2018 and December 31, 2017, non-accruing loans totaled $3.0 million and $3.1 million, respectively, for which the related allowance for loan losses was $0.7 million and $0.9 million, respectively. All of the interest income that was recognized for non-accruing loans was recognized using the cash basis method of income recognition. Non-accruing loans for which no specific allowance has been recorded, because management determined that the value of the collateral was sufficient to repay the loan, totaled $0.6 million and $0.4 million at June 30, 2018 and December 31, 2017, respectively. Non-accrual loans also include certain loans that have had terms modified in a TDR.

The non-accrual loans at June 30, 2018 and December 31, 2017 are summarized as follows:

(Dollars in thousands)	June 30, 2018	December 31, 2017
Single family	$960	949
Commercial real estate:
Real estate rental and leasing	34	35
Other	1,398	1,329
Consumer	551	553
Commercial business	73	278
	$3,016	3,144

At June 30, 2018 and December 31, 2017 there were loans included in loans receivable, net, with terms that had been modified in a TDR totaling $2.6 million and $3.0 million, respectively. For the loans that were restructured in the second quarter of 2018, $0.2 million were classified but performing and $26,000 were non-performing at June 30, 2018. For the loans that were restructured in the second quarter of 2017, $0.1 million were classified but performing and $0.2 million were non-performing at June 30, 2017.

The following table summarizes TDRs at June 30, 2018 and December 31, 2017:

	June 30, 2018			December 31, 2017
(Dollars in thousands)	Accruing	Non- Accrual	Total	Accruing	Non- Accrual	Total
Single family	$334	149	483	573	112	685
Commercial real estate	0	1,177	1,177	0	1,210	1,210
Consumer	433	209	642	327	431	758
Commercial business	192	61	253	229	162	391
	$959	1,596	2,555	1,129	1,915	3,044

As of June 30, 2018, the Bank had commitments to lend an additional $1.2 million to a borrower who has TDR and non-accrual loans. These additional funds are for the construction of single family homes with a maximum loan-to-value ratio of 75%. These loans are secured by the home under construction. At December 31, 2017, there were commitments to lend additional funds of $0.8 million to this same borrower.

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

When a loan is modified as a TDR, there may be a direct, material impact on the loans within the balance sheet, as principal balances may be partially forgiven. The financial effects of TDRs are presented in the following table and represent the difference between the outstanding recorded balance pre-modification and post-modification, for the three month and six month periods ending June 30, 2018 and June 30, 2017.

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
(Dollars in thousands)	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment
Troubled debt restructurings:
Single family	0	$0	0	1	$55	58
Commercial real estate:
Real estate rental and leasing	0	0	0	1	54	54
Other	1	244	244	2	1,518	1,518
Consumer	4	216	216	8	334	334
Commercial business	0	0	0	1	70	70
Total	5	$460	460	13	$2,031	2,034

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
(Dollars in thousands)	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment
Troubled debt restructurings:
Single family	0	$0	0	3	$282	514
Consumer	5	314	315	7	358	360
Total	5	$314	315	10	$640	874

The following tables summarize the loans that were restructured in the 12 months preceding June 30, 2018 and June 30, 2017 and subsequently defaulted during the three and six months ended June 30, 2018 and June 30, 2017.

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
(Dollars in thousands)	Number of Contracts	Pre- modification Outstanding Recorded Investment	Number of Contracts	Pre- modification Outstanding Recorded Investment
Troubled debt restructurings that subsequently defaulted:
Commercial business	1	$116	1	$116
Total	1	$116	1	$116

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
(Dollars in thousands)	Number of Contracts	Pre- modification Outstanding Recorded Investment	Number of Contracts	Pre- modification Outstanding Recorded Investment
Troubled debt restructurings that subsequently defaulted:
Single family	2	$60	2	$60
Total	2	$60	2	$60

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

TDRs are reviewed for impairment following the same methodology as other impaired loans. For loans that are collateral-dependent, the value of the collateral is reviewed and additional reserves may be added to specific reserves as needed. Loans that are not collateral-dependent may have additional reserves established if deemed necessary. The reserves for TDRs were $0.6 million, or 6.8%, of the total $9.3 million in loan loss reserves at June 30, 2018 and $0.9 million, or 9.8%, of the total $9.3 million in loan loss reserves at December 31, 2017.

The following is additional information with respect to loans acquired through acquisitions:

(Dollars in thousands)	Contractual Principal Receivable	Accretable Difference	Net Carrying Amount
Purchased performing loans:
Balance at March 31, 2018	$9,447	(218)	9,229
Change due to payments/refinances	(891)	12	(879)
Balance at June 30, 2018	$8,556	(206)	8,350

(Dollars in thousands)	Contractual Principal Receivable	Non- Accretable Difference	Net Carrying Amount
Purchased credit impaired loans:
Balance at March 31, 2018	$400	(37)	363
Change due to payments/refinances	(4)	1	(3)
Balance at June 30, 2018	$396	(36)	360

As a result of acquisitions, the Company has loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable at acquisition that all contractually required payments would not be collected. The carrying amount of those loans as of June 30, 2018 was $0.4 million.

No material provision for loan losses was recognized during the three and six month periods ended June 30, 2018 related to acquired loans as there was no significant change to the credit quality of those loans.

(10)  Intangible Assets

The Company’s intangible assets consist of mortgage servicing rights, core deposit intangibles, and goodwill. A summary of mortgage servicing activity is as follows:

(Dollars in thousands)	Six Months ended June 30, 2018	Twelve Months ended December 31, 2017	Six Months ended June 30, 2017

Balance, beginning of period	$1,724	1,604	1,604
Originations	357	675	320
Amortization	(268)	(555)	(269)
Balance, end of period	$1,813	1,724	1,655
Fair value of mortgage servicing rights	$3,620	3,196	3,027

All of the loans being serviced were single family loans serviced for FNMA under the individual loan sale program.

The following is a summary of the risk characteristics of the loans being serviced for FNMA at June 30, 2018.

		Weighted	Weighted
	Loan	Average	Average
	Principal	Interest	Remaining	Number
(Dollars in thousands)	Balance	Rate	Term (months)	of Loans
Original term 30 year fixed rate	$284,802	4.10%	307	2,213
Original term 15 year fixed rate	100,131	3.14	133	1,026
Adjustable rate	54	4.38	275	2

The gross carrying amount of intangible assets and the associated accumulated amortization at June 30, 2018 and 2017 is presented in the following tables. No amortization expense relating to goodwill is recorded as generally accepted accounting principles do not allow goodwill to be amortized but require that it is tested for impairment at least annually, or sooner, if there are indications that impairment may exist. Amortization expense for amortizing intangible assets was $0.3 million for both the six months ended June 30, 2018 and 2017.

	June 30, 2018
	Gross
(Dollars in thousands)	Carrying Amount	Accumulated Amortization	Unamortized Amount
Mortgage servicing rights	$4,394	(2,581)	1,813
Core deposit intangible	574	(269)	305
Goodwill	802	0	802
Total	$5,770	(2,850)	2,920

	June 30, 2017
	Gross
(Dollars in thousands)	Carrying Amount	Accumulated Amortization	Unamortized Amount
Mortgage servicing rights	$4,106	(2,451)	1,655
Core deposit intangible	574	(170)	404
Goodwill	802	0	802
Total	$5,482	(2,621)	2,861

The following table indicates the estimated future amortization expense for amortizing intangible assets:

(Dollars in thousands)	Mortgage Servicing Rights	Core Deposit Intangible	Total Amortizing Intangible Assets
Year ending December 31,
2018	$239	50	289
2019	421	99	520
2020	350	99	449
2021	304	47	351
2022	242	10	252
Thereafter	257	0	257
Total	$1,813	305	2,118

Projections of amortization are based on existing asset balances and the existing interest rate environment as of June 30, 2018. The Company's actual experiences may be significantly different depending upon changes in mortgage interest rates and other market conditions.

(11)  Earnings per Common Share

The following table reconciles the weighted average shares outstanding and the earnings available to common shareholders used for basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2018	2017	2018	2017
Weighted average number of common shares outstanding used in basic earnings per common share calculation	4,291	4,211	4,264	4,208
Net dilutive effect of:
Restricted stock awards, options, and warrants	457	648	561	651
Weighted average number of shares outstanding adjusted for effect of dilutive securities	4,748	4,859	4,825	4,859
Income available to common shareholders	$1,727	1,024	3,172	2,237
Basic earnings per common share	$0.40	0.24	0.74	0.53
Diluted earnings per common share	$0.36	0.21	0.66	0.46

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

The Bank’s average total assets for the quarter ended June 30, 2018 were $725.9 million, its adjusted total assets were $724.2 million, and its risk-weighted assets were $620.0 million. The following table presents the Bank’s capital amounts and ratios at June 30, 2018 for actual capital, required capital, and excess capital, including ratios in order to qualify as being well capitalized under the prompt corrective action regulations.

	Actual		Required to be Adequately Capitalized		Excess Capital		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Percent of Asset	Amount	Percent of Assets	Amount	Percent of Assets	Amount	Percent of Assets
June 30, 2018
Common equity tier 1 capital	$79,826	12.88%	$27,900	4.50%	$51,926	8.38%	$40,300	6.50%
Tier 1 capital leverage	79,826	11.02	28,968	4.00	50,858	7.02	36,210	5.00
Tier 1 risk-based capital	79,826	12.88	37,200	6.00	42,626	6.88	49,600	8.00
Total risk-based capital	87,595	14.13	49,600	8.00	37,995	6.13	62,000	10.00

The Bank must maintain a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. For 2018, the capital conservation buffer is 1.875% and in 2019 the buffer amount will increase to 2.50% and be fully phased in. Management believes that, as of June 30, 2018, the Bank’s capital ratios were in excess of those quantitative capital ratio standards set forth under the current prompt corrective action regulations, including the capital conservation buffer described above. However, there can be no assurance that the Bank will continue to maintain such status in the future. The Office of the Comptroller of the Currency has extensive discretion in its supervisory and enforcement activities, and can adjust the requirement to be “well-capitalized” in the future.

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

On May 21, 2018, the Company entered into a Warrant Repurchase Agreement (Repurchase Agreement) with one of the warrant holders. Pursuant to the terms of the Repurchase Agreement, the Company agreed to repurchase from the warrant holder, at a purchase price of $14.32 per warrant, 138,888.66 warrants to purchase common stock of the Company, resulting in an aggregate purchase price of $1,988,886. The warrant repurchase price reflects the difference between the exercise price of the warrants and the closing market price of the Company’s common stock on the date the Repurchase Agreement was executed. The warrant repurchase was completed on May 22, 2018 and the 138,888.66 warrants purchased by the Company were cancelled.

Simultaneously with the execution of the Repurchase Agreement, the warrant holder exercised its right to exercise, on a cashless basis, the remaining 138,889 warrants at an exercise price of $4.68 per share. After taking into account the shares withheld to satisfy the cashless exercise option, the Company issued 104,678 shares of common stock to the warrant holder out of treasury stock.

The warrants held by the remaining two investors to purchase a total of 555,555.34 shares of the Company’s common stock at an exercise price of $4.68 were still outstanding as of June 30, 2018 and may be exercised at any time prior to their expiration date of December 23, 2018.

(14)  Other Borrowings

On December 15, 2014, the Company entered into a Loan Agreement with an unrelated third party, providing for a term loan of up to $10.0 million that was evidenced by a promissory note (the Note) with an interest rate of 6.50% per annum. The principal balance of the loan was payable in consecutive equal annual installments of $1.0 million on each anniversary of the date of the Loan Agreement, commencing on December 15, 2015, with the balance due on December 15, 2021. The Company had the option to voluntarily prepay the Note in whole or in part without penalty. The Company made the scheduled $1.0 million principal payment on December 15, 2015, a $2.0 million payment on December 15, 2016, and on August 31, 2017 paid off the remaining principal balance of $7.0 million. There was no outstanding loan balance at June 30, 2018 and the loan balance was $7.0 million at June 30, 2017.

(15)  Commitments and Contingencies

The Bank issues standby letters of credit which guarantee the performance of customers to third parties. The standby letters of credit issued and available at June 30, 2018 were approximately $4.7 million, expire over the next 50 months, and are collateralized primarily with commercial real estate mortgages. Since the conditions under which the Bank is required to fund the standby letters of credit may not materialize, the cash requirements are expected to be less than the total outstanding commitments.

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

(Dollars in thousands)	Home Federal Savings Bank	Other	Eliminations	Consolidated Total
At or for the six months ended June 30, 2018:
Interest income - external customers	$14,614	0	0	14,614
Non-interest income - external customers	3,830	0	0	3,830
Intersegment non-interest income	105	3,464	(3,569)	0
Interest expense	996	0	0	996
Other non-interest expense	12,616	356	(105)	12,867
Income tax expense	1,303	(64)	0	1,239
Net income	3,464	3,172	(3,464)	3,172
Total assets	726,121	81,590	(81,426)	726,285
At or for the six months ended June 30, 2017:
Interest income - external customers	$13,658	0	0	13,658
Non-interest income - external customers	3,786	0	0	3,786
Intersegment non-interest income	105	2,636	(2,741)	0
Interest expense	640	229	0	869
Other non-interest expense	12,529	362	(105)	12,786
Income tax expense	1,745	(192)	0	1,553
Net income	2,636	2,237	(2,636)	2,237
Total assets	724,407	84,826	(84,050)	725,183

At or for the quarter ended June 30, 2018:
Interest income - external customers	$7,456	0	0	7,456
Non-interest income - external customers	2,054	0	0	2,054
Intersegment non-interest income	52	1,870	(1,922)	0
Interest expense	526	0	0	526
Other non-interest expense	6,191	174	(52)	6,313
Income tax expense	680	(31)	0	649
Net income	1,870	1,727	(1,870)	1,727
Total assets	726,121	81,590	(81,426)	726,285
At or for the quarter ended June 30, 2017:
Interest income - external customers	$6,999	0	0	6,999
Non-interest income - external customers	1,906	0	0	1,906
Intersegment non-interest income	52	1,221	(1,273)	0
Interest expense	345	116	0	461
Other non-interest expense	6,316	175	(52)	6,439
Income tax expense	806	(94)	0	712
Net income	1,221	1,024	(1,221)	1,024
Total assets	724,407	84,826	(84,050)	725,183

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

General

HMN Financial, Inc. (HMN or the Company) is the stock savings bank holding company for Home Federal Savings Bank (the Bank), which operates community banking and loan production offices in Minnesota, Iowa and Wisconsin. The earnings of the Company are primarily dependent on the Bank's net interest income, which is the difference between interest earned on loans and investments, and the interest paid on interest-bearing liabilities such as deposits and other borrowings. The difference between the average rate of interest earned on assets and the average rate paid on liabilities is the "interest rate spread". Net interest income is produced when interest-earning assets equal or exceed interest-bearing liabilities and there is a positive interest rate spread. Net interest income and net interest rate spread are affected by changes in interest rates, the volume and composition of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. The Company's net earnings are also affected by the generation of non-interest income, which consists primarily of gains from the sale of loans and real estate owned, fees for servicing loans, commissions on the sale of uninsured investment products, and fees earned on deposit accounts. The Bank incurs expenses in addition to interest expense in the form of compensation and benefits, occupancy and equipment expenses, provisions for loan losses, professional services, deposit insurance, amortization expense on mortgage servicing assets, data processing costs and income taxes. The earnings of financial institutions, such as the Bank, are also significantly affected by prevailing economic and competitive conditions, particularly changes in interest rates, government monetary and fiscal policies, and regulations of various regulatory authorities. Lending activities are influenced by the demand for and supply of business credit, single family and commercial properties, competition among lenders, the level of interest rates and the availability of funds. Deposit flows and costs of deposits are influenced by prevailing market rates of interest on competing investments, account maturities and the levels of personal income and savings.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2018 COMPARED TO THE SAME PERIODS ENDED JUNE 30, 2017

Net Income

Net income for the second quarter of 2018 was $1.7 million, an increase of $0.7 million, compared to net income of $1.0 million for the second quarter of 2017. Diluted earnings per share for the second quarter of 2018 was $0.36, an increase of $0.15 from the diluted earnings per share of $0.21 for the second quarter of 2017. The increase in net income between the periods was primarily because of the $0.4 million increase in net interest income, a $0.2 million increase in the gain on sales of loans between the periods due primarily to an increase in single family loan sales, and a $0.1 million decrease in income tax expense as a result of the reduced federal corporate income tax rate for 2018.

Net income was $3.2 million for the six month period ended June 30, 2018, an increase of $1.0 million, or 41.8%, compared to net income of $2.2 million for the six month period ended June 30, 2017. Diluted earnings per share for the six month period ended June 30, 2018 was $0.66, an increase of $0.20 per share compared to diluted earnings per share of $0.46 for the same period in 2017. The increase in net income between the periods was primarily because of the $0.8 million increase in net interest income, a $0.3 million decrease in income tax expense as a result of the reduced federal corporate income tax rate for 2018, and a $0.1 million increase in the gain on sales of loans between the periods due primarily to an increase in single family loan sales. These increases in net income were partially offset by a $0.2 million increase in the provision for loan losses between the periods due primarily to an increase in the amount reserved on certain consumer loan categories and changes in the classification of certain commercial loans.

Net Interest Income

Net interest income was $6.9 million for the second quarter of 2018, an increase of $0.4 million, or 6.0%, from $6.5 million for the second quarter of 2017. Interest income was $7.5 million for the second quarter of 2018, an increase of $0.5 million, or 6.53%, from $7.0 million for the second quarter of 2017. Interest income increased between the periods primarily because of an increase in the average interest-earning assets, a change in the composition of the average interest-earning assets, and an increase in the federal funds rate between the periods which resulted in higher earnings on cash and investment balances. While the average interest-earning assets increased $42.3 million between the periods, the average interest-earning assets held in higher yielding loans increased $17.0 million and the amount of average interest-earning assets held in lower yielding cash and investments increased $25.3 million between the periods. The increase in the average outstanding loans between the periods was primarily the result of an increase in the commercial loan portfolio, which occurred because of a reduction in loan payoffs between the periods. The average yield earned on interest-earning assets was 4.27% for the second quarter of 2018, an increase of 1 basis point from 4.26% for the second quarter of 2017.

Interest expense was $0.5 million for the second quarter of 2018, the same as the second quarter of 2017. The average interest rate paid on non-interest and interest-bearing liabilities was 0.33% for the second quarter of 2018, an increase of 2 basis points from 0.31% for the second quarter of 2017. The average interest rate paid increased between the periods due to an increase in the rates paid on certain money market accounts and certificates of deposit that was partially offset by a change in the composition of the average non-interest and interest-bearing liabilities held between the periods. While the average non-interest and interest-bearing liabilities increased $34.8 million between the periods, the average amount held in higher rate premium money market accounts increased $20.3 million, the average amount held in lower rate checking, savings, and money market accounts increased $13.9 million, and the average amount held in higher rate borrowings and certificates of deposit increased $0.6 million between the periods.

Net interest margin (net interest income divided by average interest-earning assets) for the second quarter of 2018 was 3.97%, a decrease of 1 basis point, compared to 3.98% for the second quarter of 2017.

Net interest income was $13.6 million for the first six months of 2018, an increase of $0.8 million, or 6.5%, from $12.8 million for the same period in 2017. Interest income was $14.6 million for the six month period ended June 30, 2018, an increase of $0.9 million, or 7.0%, from $13.7 million for the same six month period in 2017. Interest income increased between the periods primarily because of an increase in the average interest-earning assets, a change in the composition of the average interest-earning assets, and an increase in the federal funds rate between the periods which resulted in higher earnings on cash and investment balances. While the average interest-earning assets increased $40.0 million between the periods, the average interest-earning assets held in higher yielding loans increased $24.7 million and the amount of average interest-earning assets held in lower yielding cash and investments increased $15.3 million between the periods. The increase in the average outstanding loans between the periods was primarily the result of an increase in the commercial loan portfolio, which occurred because of a reduction in loan payoffs between the periods. The average yield earned on interest-earning assets was 4.25% for the first six months of 2018, an increase of 4 basis points from 4.21% for the first six months of 2017.

Interest expense was $1.0 million for the first six months of 2018, an increase of $0.1 million, or 14.6%, compared to $0.9 million in the first six months of 2017. The average interest rate paid on non-interest and interest-bearing liabilities was 0.32% for the first six months of 2018, an increase of 3 basis points from 0.29% for the first six months of 2017. The average interest rate paid increased between the periods due to an increase in the rates paid on certain money market accounts and certificates of deposit that was partially offset by a change in the composition of the average non-interest and interest-bearing liabilities held between the periods. While the average non-interest and interest-bearing liabilities increased $32.1 million between the periods, the average amount held in higher rate premium money market accounts increased $20.5 million, the average amount held in lower rate checking, savings, and money market accounts increased $9.7 million, and the average amount held in higher rate borrowings and certificates of deposit increased $1.9 million between the periods.

Net interest margin (net interest income divided by average interest-earning assets) for the first six months of 2018 was 3.96%, an increase of 2 basis points, compared to 3.94% for the first six months of 2017.

A summary of the Company’s net interest margin for the three and six month periods ended June 30, 2018 and 2017 is as follows:

	For the three month period ended
	June 30, 2018			June 30, 2017
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate)
Interest-earning assets:
Securities available for sale	$80,263	339	1.69%	$76,515	288	1.51%
Loans held for sale	2,389	27	4.51	2,014	25	5.01
Mortgage loans, net	110,939	1,137	4.11	115,173	1,136	3.96
Commercial loans, net	405,553	4,957	4.90	383,417	4,662	4.88
Consumer loans, net	72,070	885	4.92	73,369	878	4.80
Cash equivalents	28,486	106	1.49	6,740	5	0.28
Federal Home Loan Bank stock	867	5	2.47	1,043	5	1.75
Total interest-earning assets	700,567	7,456	4.27	658,271	6,999	4.26

Interest-bearing liabilities and non-interest bearing deposits:
NOW accounts	88,327	11	0.05	87,219	22	0.10
Savings accounts	78,850	16	0.08	78,679	16	0.08
Money market accounts	199,279	203	0.41	168,610	125	0.30
Certificates	115,871	296	1.02	102,841	166	0.65
Advances and other borrowings	0	0	0.00	12,637	132	4.19
Total interest-bearing liabilities	482,327			449,986
Non-interest checking	154,323			152,159
Other non-interest bearing deposits	1,448			1,199
Total interest-bearing liabilities and non-interest bearing deposits	$638,098	526	0.33	$603,344	461	0.31
Net interest income		$6,930			$6,538
Net interest rate spread			3.94%			3.95%
Net interest margin			3.97%			3.98%

	For the six month period ended
	June 30, 2018			June 30, 2017
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
Interest-earning assets:
Securities available for sale	$79,274	653	1.66%	$76,357	563	1.49%
Loans held for sale	1,730	38	4.47	1,836	43	4.76
Mortgage loans, net	112,268	2,259	4.06	112,632	2,247	4.02
Commercial loans, net	403,035	9,726	4.87	377,319	9,047	4.84
Consumer loans, net	72,229	1,761	4.92	72,816	1,724	4.77
Cash equivalents	24,324	167	1.39	11,859	28	0.47
Federal Home Loan Bank stock	855	10	2.53	915	6	1.34
Total interest-earning assets	693,715	14,614	4.25	653,734	13,658	4.21

Interest-bearing liabilities and non-interest bearing deposits:
NOW accounts	88,982	21	0.05	89,627	42	0.09
Savings accounts	78,017	31	0.08	76,986	31	0.08
Money market accounts	194,871	388	0.40	165,592	231	0.28
Certificates	113,798	554	0.98	102,398	318	0.63
Advances and other borrowings	283	2	1.71	10,033	247	4.96
Total interest-bearing liabilities	475,951			444,636
Non-interest checking	153,796			153,277
Other non-interest bearing deposits	1,494			1,268
Total interest-bearing liabilities and non-interest bearing deposits	$631,241	996	0.32	$599,181	869	0.29
Net interest income		$13,618			$12,789
Net interest rate spread			3.93%			3.92%
Net interest margin			3.96%			3.94%

Provision for Loan Losses

The provision for loan losses was $0.3 million for the second quarter of 2018, the same as the second quarter of 2017. The provision for loan losses was $0.2 million for the first six months of 2018, an increase of $0.2 million compared to the first six months of 2017. The provision amounts for the periods were primarily the result of an increase in the amount reserved on certain consumer loan categories and changes in the classification of certain commercial loans.

A reconciliation of the Company’s allowance for loan losses for the three and six month periods ended June 30, 2018 and 2017 is summarized as follows:

	Three Months Ended June 30,
(Dollars in thousands)	2018	2017
Balance at March 31,	$9,129	9,590
Provision	295	269
Charge offs:
Consumer	(56)	(17)
Commercial business	(255)	0
Recoveries	215	203
Balance at June 30,	$9,328	10,045
Allocated to:
Specific allowance	$794	741
General allowance	8,534	9,304
	$9,328	10,045

	Six Months Ended June 30,
(Dollars in thousands)	2018	2017
Balance at January 1,	$9,311	9,903
Provision	170	(1)
Charge offs:
Consumer	(125)	(218)
Commercial business	(255)	0
Single Family	(23)	0
Recoveries	250	361
Balance at June 30,	$9,328	10,045

Non-Interest Income

Non-interest income was $2.1 million for the second quarter of 2018, an increase of $0.2 million, or 7.8%, from $1.9 million for the same period of 2017. Gain on sales of loans increased $0.2 million between the periods primarily because of an increase in single family loan sales. Other non-interest income increased slightly due to an increase in the sale of uninsured investment products between the periods. These increases in non-interest income were partially offset by a $0.1 million decrease in fees and service charges earned between the periods due primarily to a decrease in overdraft fees. Loan servicing income decreased slightly between the periods because of a decrease in commercial loan servicing fees.

Non-interest income was $3.8 million for the first six months of 2018, the same as in the first six months of 2017. Gain on sales of loans increased $0.1 million between the periods primarily because of an increase in single family loan sales. Other non-interest income increased $0.1 million due to an increase in the sale of uninsured investment products between the periods. These increases in non-interest income were partially offset by a $0.1 million decrease in fees and service charges earned between the periods due primarily to a decrease in overdraft fees. Loan servicing income decreased slightly between the periods primarily because of a decrease in commercial loan servicing fees.

Non-Interest Expense

Non-interest expense was $6.3 million for the second quarter of 2018, a decrease of $0.1 million, or 2.0%, from $6.4 million for the second quarter of 2017. Professional services expense decreased $0.1 million due primarily to a decrease in legal expenses between the periods. Compensation and benefits expense decreased $0.1 million primarily because of a decrease in employees between the periods. Other non-interest expense decreased slightly due to a decrease in the losses incurred on deposit accounts between the periods. These decreases in non-interest expense were partially offset by a $0.1 million increase in data processing expense primarily related to an increase in mobile banking and on-line banking costs between the periods. Occupancy and equipment costs increased slightly between the periods due to an increase in depreciation and maintenance costs.

Non-interest expense was $12.9 million for the first six months of 2018, an increase of $0.1 million, or 0.6%, from $12.8 million for the same period of 2017. Other non-interest expense increased $0.3 million due primarily to increases in deposit insurance costs and the losses incurred on deposit accounts between the periods. Occupancy and equipment costs increased $0.1 million between the periods due to an increase in depreciation and maintenance costs. Data processing expense increased $0.1 million primarily related to an increase in mobile and on-line banking costs between the periods. These increases in non-interest expense were partially offset by a $0.2 million decrease in compensation and benefits expense primarily because of a decrease in employees between the periods and a $0.1 million decrease in professional services expense due primarily to a decrease in legal expenses between the periods.

Income Taxes

Income tax expense was $0.6 million for the second quarter of 2018, a decrease of $0.1 million from $0.7 million for the second quarter of 2017. Income tax expense was $1.2 million for the first six months of 2018, a decrease of $0.4 million from $1.6 million for the first six months of 2017. The decrease in income tax expense between the periods is primarily the result of a decrease in the federal corporate income tax rate due to the tax law changes that were enacted in the fourth quarter of 2017.

FINANCIAL CONDITION

Non-Performing Assets

The following table summarizes the amounts and categories of non-performing assets in the Bank’s portfolio and loan delinquency information as of the end of the three most recently completed quarters.

	June 30,	March 31,	December 31,
(Dollars in thousands)	2018	2018	2017
Non-Performing Loans:
Single family	$960	$839	$949
Commercial real estate	1,432	1,524	1,364
Consumer	551	632	553
Commercial business	73	269	278
Total	3,016	3,264	3,144

Foreclosed and Repossessed Assets:
Single family	74	74	0
Commercial real estate	627	627	627
Consumer	15	0	0
Total non-performing assets	$3,732	$3,965	$3,771
Total as a percentage of total assets	0.51%	0.55%	0.52%
Total non-performing loans	$3,016	$3,264	$3,144
Total as a percentage of total loans receivable, net	0.51%	0.55%	0.54%
Allowance for loan loss to non-performing loans	309.31%	279.69%	296.11%

Delinquency Data:
Delinquencies (1)
30+ days	$1,585	$1,280	$1,789
90+ days	0	0	0
Delinquencies as a percentage of loan portfolio (1)
30+ days	0.26%	0.21%	0.30%
90+ days	0.00%	0.00%	0.00%

(1) Excludes non-accrual loans.

Total non-performing assets were $3.7 million at June 30, 2018, a decrease of $0.3 million, or 5.9%, from $4.0 million at March 31, 2018. Non-performing loans decreased $0.3 million and foreclosed and repossessed assets remained the same during the second quarter of 2018.

Total non-performing assets were $3.7 million at June 30, 2018, a decrease of $0.1 million, or 1.1%, from $3.8 million at December 31, 2017. Non-performing loans decreased $0.2 million and foreclosed and repossessed assets increased $0.1 million during the first six months of 2018.

Dividends

The declaration of dividends is subject to, among other things, the Company's financial condition and results of operations, the Bank's compliance with regulatory capital requirements and other regulatory restrictions, tax considerations, projected asset growth, industry standards, economic conditions, general business practices and other factors. The Company has not made any dividend payments to common stockholders during the three year period ended June 30, 2018.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2018, the net cash provided by operating activities was $8.4 million. The Company collected $0.3 million from maturing securities, $0.9 million from principal repayments on securities, and $0.3 million from the redemption of FHLB stock. The Company purchased securities of $4.9 million, purchased $0.3 million in FHLB stock, and paid out $0.7 million for premises and equipment. Net loans receivable increased $11.8 million. The Company had a net increase in deposit balances of $3.9 million and customer escrows increased $0.1 million. The Company also received and repaid $6.8 million in borrowings and paid $2.0 million to repurchase outstanding warrants.

The Company has certificates of deposits with outstanding balances of $74.6 million that mature over the next 12 months. Based upon past experience, management anticipates that the majority of the deposits will renew for another term. The Company believes that cash outflow from certificates that do not renew will be replaced with other deposits or FHLB advances. Federal Reserve Bank borrowings or proceeds from the sale of securities could also be used to fund unanticipated outflows of certificates of deposits.

The Company had five deposit customers that individually had aggregate deposits greater than $5.0 million as of June 30, 2018. The $64.9 million in funds held by these customers may be withdrawn at any time, but management believes that the majority of these deposits will not be withdrawn from the Bank over the next twelve months. If these deposits are withdrawn, it is anticipated that they would be replaced with deposits from other customers or FHLB advances. Federal Reserve Bank borrowings or proceeds from the sale of securities could also be used to replace unanticipated outflows of large checking and money market deposits.

The Company had the ability to borrow $168.6 million from the FHLB at June 30, 2018, based on the collateral value of the loans pledged. The credit policy of the FHLB relating to the collateral value of the loans collateralizing the available line of credit with the FHLB may change such that the current collateral pledged to secure future advances is no longer acceptable or the formulas for determining the excess pledged collateral may change. The FHLB could also reduce the amount of funds it will lend to the Bank. It is not anticipated that the Bank will need to find alternative funding sources in the next twelve months to replace the available borrowings from the FHLB. However, if needed, excess collateral currently pledged to the FHLB could be pledged to the Federal Reserve Bank and the Bank could borrow additional funds from the Federal Reserve Bank based on the increased collateral levels or obtain additional deposits.

The Company’s primary source of cash is dividends from the Bank. At June 30, 2018, the Company had $1.4 million in cash and other assets that could readily be turned into cash. The primary use of cash by the Company is the payment of operating expenses.

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

The following table discloses the projected changes in the market value to the Company’s interest-earning assets and interest-bearing liabilities based upon incremental 100 basis-point changes in interest rates from interest rates in effect on June 30, 2018.

	Market Value
(Dollars in thousands)
Basis point change in interest rates	-100	0	+100	+200
Total market risk sensitive assets	$727,120	716,289	702,920	690,096
Total market risk sensitive liabilities	611,933	572,165	538,371	508,664
Off-balance sheet financial instruments	(245)	0	4	44
Net market risk	$115,432	144,124	164,545	181,388
Percentage change from current market value	(19.91)%	0.00%	14.17%	25.86%

The preceding table was prepared utilizing a model using the following assumptions (the Model Assumptions) regarding prepayment and decay ratios, that were determined by management based upon their review of historical prepayment speeds and future prepayment projections. Fixed rate loans were assumed to prepay at annual rates of between 1% to 37%, depending on the note rate and the period to maturity. Adjustable rate mortgages (ARMs) were assumed to prepay at annual rates of between 5% and 47%, depending on the note rate and the period to maturity. Mortgage-backed securities were projected to have prepayments based upon the underlying collateral securing the instrument. Certificate accounts were assumed not to be withdrawn until maturity. Passbook accounts and money market accounts were assumed to decay at an annual rate of 18% and 2%, respectively. Retail checking accounts were assumed to decay at an annual rate of 14%. Commercial checking and money market accounts were assumed to decay at annual rates of 33% and 1% to 31%, respectively. Callable investments were projected to be called at the first call date where the projected interest rate on similar remaining term instruments is less than the interest rate on the callable advance or investment.

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

Asset/Liability Management

The Company’s management reviews the impact that changing interest rates will have on the Company’s net interest income projected for the next twelve months to determine if its current level of interest rate risk is acceptable. The following table projects the estimated impact on net interest income during the twelve month period ending June 30, 2019 of immediate interest rate changes called rate shocks.

(Dollars in thousands)
Rate Shock in Basis Points	Projected Change in Net Interest Income	Percentage Change
+200	$3,178	11.22%
+100	1,591	5.62
0	0	0.00
-100	(1,770)	(6.25)

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

In an attempt to manage the Company’s exposure to changes in interest rates, management closely monitors interest rate risk. The Bank has an Asset/Liability Committee that meets frequently to discuss changes in the interest rate risk position and projected profitability. This Committee makes adjustments to the asset/liability position of the Bank that are reviewed by the Board of Directors of the Bank. This Committee also reviews the Bank's portfolio, formulates investment strategies and oversees the timing and implementation of transactions as intended to assure attainment of the Bank's objectives in an effective manner. In addition, each quarter the Board reviews the Bank's asset/liability position, including simulations of the effect on the Bank's capital of various interest rate scenarios.

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

From time to time, the Company is party to legal proceedings arising out of its lending and deposit operations. The Company is, and expects to become, engaged in a number of foreclosure proceedings and other collection actions as part of its collection activities. Based on its current understanding of these pending legal proceedings, management does not believe that judgments or settlements, if any and if determined adversely to the Company, arising from pending legal matters individually or in the aggregate, would have a material adverse effect on the consolidated financial position, operating results or cash flows of the Company. Litigation is often unpredictable and the actual results of litigation cannot be determined with any certainty.

ITEM 1A.	Risk Factors.

There have been no material changes to the Company’s risk factors contained in its Annual Report on Form 10-K for the year ended December 31, 2017. For a further discussion of our Risk Factors, see Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Not applicable.

(b) Not applicable.

(c) Not applicable.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	Mine Safety Disclosures.

Not applicable.

ITEM 5.	Other Information.

None.

ITEM 6.	Exhibits.

INDEX TO EXHIBITS

Exhibit		Filing Status
Number	Exhibit

10.1	Warrant Repurchase Agreement by and between the Company and EJF Financial Services Fund, L.P., dated May 21, 2018	Incorporated by Reference (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	Filed Electronically

32	Section 1350 Certifications of CEO and CFO	Filed Electronically

101

Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended June 30, 2018, filed with the Securities and Exchange Commission on August 3, 2018, formatted in Extensible Business Reporting Language (XBRL); (i) the Consolidated Balance Sheets at June 30, 2018 and December 31, 2017, (ii) the Consolidated Statements of Comprehensive Income for the Three Months and Six Months Ended June 30, 2018 and 2017, (iii) the Consolidated Statement of Stockholders’ Equity for the Six-Month Period Ended June 30, 2018, (iv) the Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2018 and 2017, and (v) Notes to Consolidated Financial Statements.

Filed Electronically

(1) Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 21, 2018, filed on May 22, 2018 (File No. 000-24100).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HMN FINANCIAL, INC.
Registrant

Date:	August 3, 2018	/s/ Bradley Krehbiel
Bradley Krehbiel, President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 3, 2018	/s/ Jon Eberle
Jon Eberle, Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)