Form 10-Q
period 2018-09-30
HMN FINANCIAL INC
filed 2018-11-02
CIK 921183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes ☒                 No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒                 No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐          Accelerated filer ☐           Non-accelerated filer ☐          Smaller reporting company ☒          Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                 No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at October 26, 2018
Common stock, $0.01 par value	4,824,413

HMN FINANCIAL, INC.

Part I – FINANCIAL INFORMATION

Item 1: Financial Statements

 HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30,	December 31,
(Dollars in thousands)	2018	2017
	(unaudited)
Assets
Cash and cash equivalents	$48,076	37,564
Securities available for sale:
Mortgage-backed and related securities (amortized cost $8,593 and $5,148)	8,207	5,068
Other marketable securities (amortized cost $73,367 and $73,653)	71,397	72,404
	79,604	77,472

Loans held for sale	2,109	1,837
Loans receivable, net	586,092	585,931
Accrued interest receivable	2,225	2,344
Real estate, net	414	627
Federal Home Loan Bank stock, at cost	867	817
Mortgage servicing rights, net	1,845	1,724
Premises and equipment, net	9,754	8,226
Goodwill	802	802
Core deposit intangible	280	355
Prepaid expenses and other assets	1,418	1,314
Deferred tax asset, net	3,959	3,672
Total assets	$737,445	722,685

Liabilities and Stockholders’ Equity
Deposits	$651,429	635,601
Accrued interest payable	279	146
Customer escrows	2,187	1,147
Accrued expenses and other liabilities	3,556	4,973
Total liabilities	657,451	641,867
Commitments and contingencies
Stockholders’ equity:
Serial preferred stock ($.01 par value): authorized 500,000 shares; issued and outstanding shares 0	0	0
Common stock ($.01 par value): authorized 16,000,000; issued shares 9,128,662	91	91
Additional paid-in capital	42,578	50,623
Retained earnings, subject to certain restrictions	97,402	91,448
Accumulated other comprehensive loss	(1,697)	(957)
Unearned employee stock ownership plan shares	(1,885)	(2,030)
Treasury stock, at cost 4,519,222 and 4,631,124 shares	(56,495)	(58,357)
Total stockholders’ equity	79,994	80,818
Total liabilities and stockholders’ equity	$737,445	722,685

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2018	2017	2018	2017
Interest income:
Loans receivable	$7,441	6,930	21,225	19,991
Securities available for sale:
Mortgage-backed and related	52	16	148	29
Other marketable	285	270	842	821
Other	192	39	369	72
Total interest income	7,970	7,255	22,584	20,913

Interest expense:
Deposits	587	413	1,581	1,035
Advances and other borrowings	0	80	2	327
Total interest expense	587	493	1,583	1,362
Net interest income	7,383	6,762	21,001	19,551
Provision for loan losses	(652)	(581)	(482)	(582)
Net interest income after provision for loan losses	8,035	7,343	21,483	20,133

Non-interest income:
Fees and service charges	870	848	2,421	2,517
Loan servicing fees	343	299	941	906
Gain on sales of loans	489	521	1,612	1,528
Other	234	241	792	744
Total non-interest income	1,936	1,909	5,766	5,695

Non-interest expense:
Compensation and benefits	3,574	3,642	11,076	11,366
Occupancy and equipment	1,073	1,050	3,242	3,115
Data processing	310	243	939	795
Professional services	326	307	873	983
Other	931	1,017	2,951	2,786
Total non-interest expense	6,214	6,259	19,081	19,045
Income before income tax expense	3,757	2,993	8,168	6,783
Income tax expense	1,045	1,213	2,284	2,766
Net income	2,712	1,780	5,884	4,017
Other comprehensive (loss) income, net of tax	(218)	(4)	(670)	357
Comprehensive income available to common shareholders	$2,494	1,776	5,214	4,374
Basic earnings per share	$0.62	0.42	1.37	0.95
Diluted earnings per share	$0.59	0.37	1.24	0.83

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders' Equity

For the Nine-Month Period Ended September 30, 2018

(unaudited)

					Unearned
					Employee
				Accumulated	Stock		Total
		Additional		Other	Ownership		Stock-
	Common	Paid-in	Retained	Comprehensive	Plan	Treasury	Holders’
(Dollars in thousands)	Stock	Capital	Earnings	Loss	Shares	Stock	Equity
Balance, December 31, 2017	$91	50,623	91,448	(957)	(2,030)	(58,357)	80,818
Net income			5,884				5,884
Amounts reclassified from accumulated other comprehensive loss			70	(70)			0
Other comprehensive loss				(670)			(670)
Stock warrants purchased		(6,453)					(6,453)
Exercise of stock warrants		(1,674)				1,674	0
Stock compensation expense		13					13
Restricted stock awards		(188)				188	0
Amortization of restricted stock awards		104					104
Earned employee stock ownership plan shares		153			145		298
Balance, September 30, 2018	$91	42,578	97,402	(1,697)	(1,885)	(56,495)	79,994

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2018	2017
Cash flows from operating activities:
Net income	$5,884	4,017
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	(482)	(582)
Depreciation	806	704
Amortization of (discounts) premiums, net	20	(1)
Amortization of deferred loan fees	(254)	(192)
Amortization of core deposit intangible	75	75
Amortization of other purchased fair value adjustments	(63)	(74)
Amortization of mortgage servicing rights	412	411
Capitalized mortgage servicing rights	(533)	(461)
Securities losses, net	12	0
Gain on sale of premises and equipment	0	(8)
Gain on sales of real estate	(80)	(72)
Gain on sales of loans	(1,612)	(1,528)
Proceeds from sales of loans held for sale	68,590	63,449
Disbursements on loans held for sale	(59,079)	(54,551)
Amortization of restricted stock awards	104	109
Amortization of unearned Employee Stock Ownership Plan shares	145	145
Earned Employee Stock Ownership Plan shares priced above original cost	153	108
Stock option compensation expense	13	31
Decrease in accrued interest receivable	119	46
Increase (decrease) in accrued interest payable	133	(124)
(Increase) decrease in other assets	(101)	376
Increase (decrease) in other liabilities	(1,434)	57
Other, net	(2)	51
Net cash provided by operating activities	12,826	11,986
Cash flows from investing activities:
Principal collected on securities available for sale	1,478	636
Proceeds collected on maturities of securities available for sale	310	20,100
Purchases of securities available for sale	(4,888)	(20,035)
Purchase of Federal Home Loan Bank stock	(322)	(3,999)
Redemption of Federal Home Loan Bank stock	272	3,952
Proceeds from sales of real estate	367	309
Net increase in loans receivable	(7,614)	(39,044)
Proceeds from sale of premises and equipment	0	8
Purchases of premises and equipment	(2,333)	(772)
Net cash used by investing activities	(12,730)	(38,845)
Cash flows from financing activities:
Increase in deposits	15,829	36,165
Warrants purchased	(6,453)	0
Stock awards withheld for tax withholding	0	(54)
Proceeds from borrowings	6,800	99,200
Repayment of borrowings	(6,800)	(106,200)
Increase in customer escrows	1,040	787
Net cash provided by financing activities	10,416	29,898
Increase in cash and cash equivalents	10,512	3,039
Cash and cash equivalents, beginning of period	37,564	27,561
Cash and cash equivalents, end of period	$48,076	30,600
Supplemental cash flow disclosures:
Cash paid for interest	$1,448	1,485
Cash paid for income taxes	3,395	1,817
Supplemental noncash flow disclosures:
Loans transferred to loans held for sale	8,187	8,144
Loans held for sale transferred to loans	0	164
Transfer of loans to real estate	74	40

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

September 30, 2018 and 2017

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

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of comprehensive income, consolidated statement of stockholders' equity and consolidated statements of cash flows in conformity with U.S. generally accepted accounting principles (GAAP). However, all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The results of operations for the nine month period ended September 30, 2018 are not necessarily indicative of the results which may be expected for the entire year.

(3)	New Accounting Standards

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842). The amendments in the ASU create Topic 842, Leases, and supersede the lease requirements in Topic 840, Leases. The objective of this ASU is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. The main difference between previous GAAP and this ASU is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The amendment requires a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and the right-of-use asset representing its right to use the underlying asset for the lease term. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply that will, in effect, continue to account for leases that commence before the effective date in accordance with previous GAAP unless the lease is modified. As entities started to implement the new leases standard, many preparers were encountering some unanticipated costs and complexities associated with the modified retrospective transition method, particularly the comparative period reporting requirements. In response to these issues, the FASB in July of 2018 issued ASU 2018-11. The amendments in this ASU provide lessors with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The amendments in these ASU’s, for public business entities, are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of these ASU’s in the first quarter of 2019 is not anticipated to have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this ASU affect all entities that measure credit losses on financial instruments including loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial asset that has a contractual right to receive cash that is not specifically excluded. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this ASU replace the incurred loss impairment methodology required in current GAAP with a methodology that reflects expected credit losses that requires consideration of a broader range of reasonable and supportable information to estimate credit losses. The amendments in this ASU will affect entities to varying degrees depending on the credit quality of the assets held by the entity, the duration of the assets held, and how the entity applies the current incurred loss methodology. The amendments in this ASU, for public business entities that are filers with the Securities and Exchange Commission, are effective for fiscal years beginning after December 15, 2019, including interim periods within those annual periods. All entities may adopt the amendments in the ASU early as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Amendments should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Management has accumulated the charge off information necessary to calculate the appropriate life of loan loss percentages for the various loan categories, has identified several key metrics to help identify and project anticipated changes in the credit quality of our loan portfolio upon enactment, and is in the process of evaluating the determination of potential qualitative reserve amounts and the impact that the adoption of this ASU in the first quarter of 2020 will have on the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The amendments in this ASU shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount, as discounts continue to be amortized to maturity. This ASU is intended to more closely align the amortization period of premiums and discounts to expectations incorporated in market pricing on the underlying securities. In most cases, market participants price securities to the call date that produces the worst yield when the coupon is above current market rates and price securities to maturity when the coupon is below market rates. As a result, the amendments more closely align interest income recorded on bonds held at a premium or a discount with the economics of the underlying instrument. This ASU is intended to reduce diversity in practice and is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 with early adoption permitted. Upon adoption, the amendments should be applied using a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Additionally, in the period of adoption, an entity should provide disclosures about a change in accounting principles. The adoption of this ASU in the first quarter of 2019 is not anticipated to have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The Amendments in this ASU apply to all entities that are required, under existing GAAP, to make disclosures about recurring or nonrecurring fair value measurements and modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, including the consideration of costs and benefits. The ASU removed, modified, and added various disclosure requirements in Topic 820. The amendments also eliminate at a minimum from the phrase an entity shall disclose at a minimum to promote the appropriate exercise of discretion by entities when considering fair value measurement disclosures and to clarify that materiality is an appropriate consideration of entities and their auditor when evaluating disclosure requirements. The amendments in the ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. An entity is permitted to early adopt the implementation of any removed or modified disclosures upon issuance of the ASU and delay adoption of the additional disclosures until their effective date. The Company has not opted to early adopt any portion of this ASU and the adoption in the first quarter of 2020 is not anticipated to have a material impact on the Company’s consolidated financial statements.

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

The following table summarizes the assets and liabilities of the Company for which fair values are determined on a recurring basis as of September 30, 2018 and December 31, 2017.

	Carrying value at September 30, 2018
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale	$79,604	0	79,604	0
Mortgage loan commitments	13	0	13	0
Total	$79,617	0	79,617	0

	Carrying value at December 31, 2017
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale	$77,472	0	77,472	0
Mortgage loan commitments	28	0	28	0
Total	$77,500	0	77,500	0

There were no transfers between Levels 1, 2, or 3 during the three or nine month periods ended September 30, 2018.

The Company may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of the lower-of-cost-or-market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis that were held at December 31, 2017 and at September 30, 2018, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at September 30, 2018 and December 31, 2017.

	Carrying value at September 30, 2018
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Three months ended September 30, 2018 total losses	Nine months ended September 30, 2018 total losses
Loans held for sale	$2,109	0	2,109	0	(46)	(30)
Mortgage servicing rights	1,845	0	1,845	0	0	0
Loans (1)	5,352	0	5,352	0	(252)	(332)
Real estate, net (2)	414	0	414	0	0	0
Total	$9,720	0	9,720	0	(298)	(362)

	Carrying value at December 31, 2017
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Year ended December 31, 2017 total gains (losses)
Loans held for sale	$1,837	0	1,837	0	1
Mortgage servicing rights	1,724	0	1,724	0	0
Loans (1)	3,201	0	3,201	0	(413)
Real estate, net (2)	627	0	627	0	0
Total	$7,389	0	7,389	0	(412)

(1)	Represents the carrying value and related specific reserves on loans for which adjustments are based on the appraised value of the collateral. The carrying value of loans fully charged-off is zero.
(2)	Represents the fair value and related losses of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

(5)	Fair Value of Financial Instruments

Generally accepted accounting principles require interim reporting period disclosure about the fair value of financial instruments, including assets, liabilities and off-balance sheet items for which it is practicable to estimate fair value. The fair value hierarchy level for each asset and liability, as defined in Note 4, have been included in the following table for September 30, 2018 and December 31, 2017. The fair value estimates are made based upon relevant market information, if available, and upon the characteristics of the financial instruments themselves. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based upon judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. The estimated fair value of the Company’s financial instruments as of September 30, 2018 and December 31, 2017 are shown in the following table.

	September 30, 2018						December 31, 2017
			Fair value hierarchy						Fair value hierarchy
(Dollars in thousands)	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3	Contract amount	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3	Contract amount
Financial assets:
Cash and cash equivalents	$48,076	48,076	48,076				37,564	37,564	37,564
Securities available for sale	79,604	79,604		79,604			77,472	77,472		77,472
Loans held for sale	2,109	2,109		2,109			1,837	1,837		1,837
Loans receivable, net	586,092	578,676		578,676			585,931	585,494		585,494
Federal Home Loan Bank stock	867	867		867			817	817		817
Accrued interest receivable	2,225	2,225		2,225			2,344	2,344		2,344
Financial liabilities:
Deposits	651,429	645,417		645,417			635,601	635,905		635,905
Accrued interest payable	279	279		279			146	146		146
Off-balance sheet financial instruments:
Commitments to extend credit	13	13				225,242	28	28				173,645
Commitments to sell loans	18	18				8,334	(11)	(11)				5,629

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

	For the three months ended September 30,
(Dollars in thousands)	2018			2017
Securities available for sale:	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Net unrealized losses arising during the period	$(303)	(85)	(218)	(7)	(3)	(4)
Other comprehensive loss	$(303)	(85)	(218)	(7)	(3)	(4)

	For the nine months ended September 30,
(Dollars in thousands)	2018			2017
Securities available for sale:	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Net unrealized (losses) gains arising during the period	$(928)	(258)	(670)	593	236	357
Other comprehensive (loss) income	$(928)	(258)	(670)	593	236	357

(7)	Securities Available For Sale

The following table shows the gross unrealized losses and fair value for the securities available for sale portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2018 and December 31, 2017.

	Less Than Twelve Months			Twelve Months or More			Total
(Dollars in thousands)	# of Investments	Fair Value	Unrealized Losses	# of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2018
Mortgage-backed securities:
Federal National Mortgage Association (FNMA)	0	$0	0	2	$3,846	(250)	$3,846	(250)
Federal Home Loan Mortgage Corporation (FHLMC)	2	4,171	(123)	0	0	0	4,171	(123)
Collateralized mortgage obligations:
FNMA	0	0	0	1	190	(13)	190	(13)

Other marketable securities:
U.S. Government agency obligations	0	0	0	14	68,125	(1,844)	68,125	(1,844)
Municipal obligations	12	2,058	(21)	0	0	0	2,058	(21)
Corporate obligations	1	172	(1)	0	0	0	172	(1)
Corporate preferred stock	0	0	0	1	595	(105)	595	(105)
Total temporarily impaired securities	15	$6,401	(145)	18	$72,756	(2,212)	$79,157	(2,357)

	Less Than Twelve Months			Twelve Months or More			Total
(Dollars in thousands)	# of Investments	Fair Value	Unrealized Losses	# of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2017
Mortgage-backed securities:
FNMA	2	$4,703	(78)	0	$0	0	$4,703	(78)
Collateralized mortgage obligations:
FNMA	1	218	(5)	0	0	0	218	(5)

Other marketable securities:
U.S. Government agency obligations	2	9,819	(163)	12	58,942	(1,038)	68,761	(1,201)
Municipal obligations	14	2,268	(8)	0	0	0	2,268	(8)
Corporate obligations	1	233	(1)	0	0	0	233	(1)
Corporate preferred stock	0	0	0	1	560	(140)	560	(140)
Total temporarily impaired securities	20	$17,241	(255)	13	$59,502	(1,178)	$76,743	(1,433)

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

The unrealized losses on impaired securities other than the corporate preferred stock are the result of changes in interest rates. The unrealized losses reported for the corporate preferred stock at September 30, 2018 relates to a single trust preferred security that was issued by the holding company of a small community bank. As of September 30, 2018 all payments were current on the trust preferred security and the issuer’s subsidiary bank was considered to be “well capitalized” based on its most recent regulatory filing. Based on a review of the issuer, it was determined that the trust preferred security was not other-than-temporarily impaired at September 30, 2018. The Company does not intend to sell the preferred stock and has the intent and ability to hold it for a period of time sufficient to recover the temporary loss. Management believes that the Company will receive all principal and interest payments contractually due on the security and that the decrease in the market value is primarily due to a lack of liquidity in the market for trust preferred securities. Management will continue to monitor the credit risk of the issuer and may be required to recognize other-than-temporary impairment charges on this security in future periods.

A summary of securities available for sale at September 30, 2018 and December 31, 2017 is as follows:

(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
September 30, 2018:
Mortgage-backed securities:
FNMA	$4,096	0	(250)	3,846
FHLMC	4,294	0	(123)	4,171
Collateralized mortgage obligations:
FNMA	203	0	(13)	190
	8,593	0	(386)	8,207
Other marketable securities:
U.S. Government agency obligations	69,969	0	(1,844)	68,125
Municipal obligations	2,381	1	(21)	2,361
Corporate debt	173	0	(1)	172
Corporate preferred stock	700	0	(105)	595
Corporate equity	144	0	0	144
	73,367	1	(1,971)	71,397
	$81,960	1	(2,357)	79,604

(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
December 31, 2017
Mortgage-backed securities:
FNMA	$4,834	1	(78)	4,757
FHLMC	91	2	0	93
Collateralized mortgage obligations:
FNMA	223	0	(5)	218
	5,148	3	(83)	5,068
Other marketable securities:
U.S. Government agency obligations	69,962	0	(1,201)	68,761
Municipal obligations	2,699	2	(8)	2,693
Corporate obligations	234	0	(1)	233
Corporate preferred stock	700	0	(140)	560
Corporate equity	58	99	0	157
	73,653	101	(1,350)	72,404
	$78,801	104	(1,433)	77,472

The following table indicates amortized cost and estimated fair value of securities available for sale at September 30, 2018 based upon contractual maturity adjusted for scheduled repayments of principal and projected prepayments of principal based upon current economic conditions and interest rates.

(Dollars in thousands)	Amortized Cost	Fair Value
Due less than one year	$1,844	1,777
Due after one year through five years	76,425	74,370
Due after five years through ten years	2,767	2,643
Due after ten years	780	670
No stated maturity	144	144
Total	$81,960	79,604

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

(8)	Loans Receivable, Net

A summary of loans receivable at September 30, 2018 and December 31, 2017 is as follows:

(Dollars in thousands)	September 30, 2018	December 31, 2017
Single family	$108,493	107,005
Commercial real estate:
Real estate rental and leasing	187,373	175,177
Other	145,130	158,940
	332,503	334,117
Consumer	74,521	73,767
Commercial business	78,882	79,909
Total loans	594,399	594,798
Less:
Unamortized discounts	18	19
Net deferred loan costs	(543)	(463)
Allowance for loan losses	8,832	9,311
Total loans receivable, net	$586,092	585,931

(9)	Allowance for Loan Losses and Credit Quality Information

The allowance for loan losses is summarized as follows:

(Dollars in thousands)	Single Family	Commercial Real Estate	Consumer	Commercial Business	Total
For the three months ended September 30, 2018:
Balance, June 30, 2018	$881	5,242	1,623	1,582	9,328
Provision for losses	(10)	(287)	61	(416)	(652)
Charge-offs	0	0	(16)	(15)	(31)
Recoveries	0	0	5	182	187
Balance, September 30, 2018	$871	4,955	1,673	1,333	8,832

For the nine months ended September 30, 2018:
Balance, December 31, 2017	$900	5,073	1,630	1,708	9,311
Provision for losses	(6)	(316)	169	(329)	(482)
Charge-offs	(24)	0	(141)	(270)	(435)
Recoveries	1	198	15	224	438
Balance, September 30, 2018	$871	4,955	1,673	1,333	8,832

Allocated to:
Specific reserves	$192	441	263	177	1,073
General reserves	708	4,632	1,367	1,531	8,238
Balance, December 31, 2017	$900	5,073	1,630	1,708	9,311

Allocated to:
Specific reserves	$104	688	187	82	1,061
General reserves	767	4,267	1,486	1,251	7,771
Balance, September 30, 2018	$871	4,955	1,673	1,333	8,832

Loans receivable at December 31, 2017:
Individually reviewed for impairment	$1,523	1,364	880	507	4,274
Collectively reviewed for impairment	105,482	332,753	72,887	79,402	590,524
Ending balance	$107,005	334,117	73,767	79,909	594,798

Loans receivable at September 30, 2018:
Individually reviewed for impairment	$1,407	3,689	946	371	6,413
Collectively reviewed for impairment	107,086	328,814	73,575	78,511	587,986
Ending balance	$108,493	332,503	74,521	78,882	594,399

(Dollars in thousands)	Single Family	Commercial Real Estate	Consumer	Commercial Business	Total
For the three months ended September 30, 2017:
Balance, June 30, 2017	$1,004	5,490	1,544	2,007	10,045
Provision for losses	(63)	(509)	141	(150)	(581)
Charge-offs	(6)	0	(45)	(300)	(351)
Recoveries	0	32	6	126	164
Balance, September 30, 2017	$935	5,013	1,646	1,683	9,277

For the nine months ended September 30, 2017:
Balance, December 31, 2016	$1,186	4,953	1,613	2,151	9,903
Provision for losses	(245)	(147)	257	(447)	(582)
Charge-offs	(6)	0	(263)	(300)	(569)
Recoveries	0	207	39	279	525
Balance, September 30, 2017	$935	5,013	1,646	1,683	9,277

The following table summarizes the amount of classified and unclassified loans at September 30, 2018 and December 31, 2017:

	September 30, 2018
	Classified					Unclassified
(Dollars in thousands)	Special Mention	Substandard	Doubtful	Loss	Total	Total	Total Loans
Single family	$257	2,119	42	0	2,418	106,075	108,493
Commercial real estate:
Real estate rental and leasing	5,312	4,881	0	0	10,193	177,180	187,373
Other	2,896	7,535	0	0	10,431	134,699	145,130
Consumer	0	765	42	128	935	73,586	74,521
Commercial business	5,744	2,834	0	0	8,578	70,304	78,882
	$14,209	18,134	84	128	32,555	561,844	594,399

	December 31, 2017
	Classified					Unclassified
(Dollars in thousands)	Special Mention	Substandard	Doubtful	Loss	Total	Total	Total Loans
Single family	$77	2,154	44	0	2,275	104,730	107,005
Commercial real estate:
Real estate rental and leasing	5,022	3,813	0	0	8,835	166,342	175,177
Other	9,135	4,257	0	0	13,392	145,548	158,940
Consumer	0	631	119	130	880	72,887	73,767
Commercial business	5,781	5,506	0	0	11,287	68,622	79,909
	$20,015	16,361	163	130	36,669	558,129	594,798

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

The aging of past due loans at September 30, 2018 and December 31, 2017 is summarized as follows:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
September 30, 2018
Single family	$897	0	222	1,119	107,374	108,493	0
Commercial real estate:
Real estate rental and leasing	0	0	210	210	187,163	187,373	0
Other	0	2,227	0	2,227	142,903	145,130	0
Consumer	324	115	335	774	73,747	74,521	0
Commercial business	30	24	33	87	78,795	78,882
	$1,251	2,366	800	4,417	589,982	594,399	0
December 31, 2017
Single family	$727	294	669	1,690	105,315	107,005	0
Commercial real estate:
Real estate rental and leasing	0	0	0	0	175,177	175,177	0
Other	0	0	0	0	158,940	158,940	0
Consumer	734	117	235	1,086	72,681	73,767	0
Commercial business	34	0	180	214	79,695	79,909	0
	$1,495	411	1,084	2,990	591,808	594,798	0

Impaired loans include loans that are non-performing (non-accruing) and loans that have been modified in a troubled debt restructuring (TDR). The following table summarizes impaired loans and related allowances as of September 30, 2018 and December 31, 2017:

	September 30, 2018			December 31, 2017
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans with no related allowance recorded:
Single family	$605	605	0	415	415	0
Commercial real estate:
Real estate rental and leasing	33	33	0	35	51	0
Other	25	1,681	0	25	1,682	0
Consumer	608	608	0	414	414	0
Loans with an allowance recorded:
Single family	802	802	104	1,108	1,108	192
Commercial real estate:
Real estate rental and leasing	210	210	22	0	0	0
Other	3,421	3,421	666	1,304	1,304	441
Consumer	338	355	187	466	483	263
Commercial business	371	922	82	507	1,358	177
Total:
Single family	1,407	1,407	104	1,523	1,523	192
Commercial real estate:
Real estate rental and leasing	243	243	22	35	51	0
Other	3,446	5,102	666	1,329	2,986	441
Consumer	946	963	187	880	897	263
Commercial business	371	922	82	507	1,358	177
	$6,413	8,637	1,061	4,274	6,815	1,073

The following tables summarize average recorded investment and interest income recognized on impaired loans during the three and nine months ended September 30, 2018 and 2017.

	For the three months ended September 30, 2018		For the nine months ended September 30, 2018
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance recorded:
Single family	$511	6	467	18
Commercial real estate:
Real estate rental and leasing	34	15	34	30
Other	95	29	95	77
Consumer	608	4	508	14
Loans with an allowance recorded:
Single family	840	0	882	0
Commercial real estate:
Real estate rental and leasing	105	1	53	7
Other	2,327	0	1,821	57
Consumer	358	4	409	9
Commercial business	318	3	406	12
Total:
Single family	1,351	6	1,349	18
Commercial real estate:
Real estate rental and leasing	139	16	87	37
Other	2,422	29	1,916	134
Consumer	966	8	917	23
Commercial business	318	3	406	12
	$5,196	62	4,675	224

	For the three months ended September 30, 2017		For the nine months ended September 30, 2017
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance recorded:
Single family	$453	1	414	3
Commercial real estate:
Real estate rental and leasing	38	0	39	0
Other	26	24	26	72
Consumer	500	5	404	9
Commercial business	0	0	125	0
Loans with an allowance recorded:
Single family	765	8	821	11
Commercial real estate:
Real estate rental and leasing	258	0	194	0
Other	1,838	16	1,818	23
Consumer	375	4	455	8
Commercial business	496	6	428	19
Total:
Single family	1,218	9	1,235	14
Commercial real estate:
Real estate rental and leasing	296	0	233	0
Other	1,864	40	1,844	95
Consumer	875	9	859	17
Commercial business	496	6	553	19
	$4,749	64	4,724	145

At September 30, 2018 and December 31, 2017, non-accruing loans totaled $5.5 million and $3.1 million, respectively, for which the related allowance for loan losses was $0.9 million and $0.9 million, respectively. All of the interest income that was recognized for non-accruing loans was recognized using the cash basis method of income recognition. Non-accruing loans for which no specific allowance has been recorded, because management determined that the value of the collateral was sufficient to repay the loan, totaled $0.7 million and $0.4 million, at September 30, 2018 and December 31, 2017, respectively. Non-accrual loans also include certain loans that have had terms modified in a TDR.

The non-accrual loans at September 30, 2018 and December 31, 2017 are summarized as follows:

(Dollars in thousands)	September 30, 2018	December 31, 2017

Single family	$1,073	949
Commercial real estate:
Real estate rental and leasing	243	35
Other	3,446	1,329
Consumer	526	553
Commercial business	197	278
	$5,485	3,144

At September 30, 2018 and December 31, 2017 there were loans included in loans receivable, net, with terms that had been modified in a TDR totaling $2.4 million and $3.0 million, respectively. The amount of loans restructured in the third quarter of 2018 was not considered meaningful. For the loans that were restructured in the third quarter of 2017, $34,000 were classified but performing, and $0.2 million were non-performing at September 30, 2017.

The following table summarizes TDRs at September 30, 2018 and December 31, 2017:

	September 30, 2018			December 31, 2017
(Dollars in thousands)	Accrual	Non-Accrual	Total	Accrual	Non-Accrual	Total
Single family	$334	144	478	574	111	685
Commercial real estate	0	1,146	1,146	0	1,210	1,210
Consumer	420	173	593	327	431	758
Commercial business	174	58	232	229	162	391
	$928	1,521	2,449	1,130	1,914	3,044

As of September 30, 2018, the Bank had commitments to lend an additional $1.0 million to a borrower who has TDR and non-accrual loans. These additional funds are for the construction of single family homes with a maximum loan-to-value ratio of 75%. These loans are secured by the home under construction. At December 31, 2017, there were commitments to lend additional funds of $0.8 million to this same borrower.

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

When a loan is modified as a TDR, there may be a direct, material impact on the loans within the balance sheet, as principal balances may be partially forgiven. The financial effects of TDRs are presented in the following tables and represent the difference between the outstanding recorded balance pre-modification and post-modification, for the three month and nine month periods ended September 30, 2018 and 2017.

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
(Dollars in thousands)	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Troubled debt restructurings:
Single family	0	$0	0	1	$55	58
Commercial real estate:
Real estate rental and leasing	0	0	0	1	54	54
Other	0	0	0	2	1,518	1,518
Consumer	2	2	2	10	335	336
Commercial business	0	0	0	1	70	70
Total	2	$2	2	15	$2,032	2,036

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
(Dollars in thousands)	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Troubled debt restructurings:
Single family	0	$0	0	3	$282	514
Consumer	6	104	105	13	462	465
Commercial business	1	416	116	1	416	116
Total	7	$520	221	17	$1,160	1,095

There were no loans that were restructured in the 12 months preceding September 30, 2018 that subsequently defaulted during the three and nine months ended September 30, 2018. The following table summarizes the loans that were restructured in the 12 months preceding September 30, 2017 and subsequently defaulted during the nine months ended September 30, 2017. There were no restructured loans that defaulted in the three months ended September 30, 2017.

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

TDRs are reviewed for impairment following the same methodology as other impaired loans. For loans that are collateral-dependent, the value of the collateral is reviewed and additional reserves may be added to specific reserves as needed. Loans that are not collateral-dependent may have additional reserves established if deemed necessary. The reserves for TDRs were $0.6 million, or 7.2%, of the total $8.8 million in loan loss reserves at September 30, 2018 and $0.9 million, or 9.8%, of the total $9.3 million in loan loss reserves at December 31, 2017.

The following is additional information with respect to loans acquired through acquisitions:

(Dollars in thousands)	Contractual Principal Receivable	Accretable Difference	Carrying Amount
Purchased performing loans:
Balance at June 30, 2018	$8,556	(206)	8,350
Change due to payments/refinances	(538)	15	(523)
Balance at September 30, 2018	$8,018	(191)	7,827

(Dollars in thousands)	Contractual Principal Receivable	Non-Accretable Difference	Carrying Amount
Purchased credit impaired loans:
Balance at June 30, 2018	$396	(36)	360
Change due to payments/refinances	(210)	29	(181)
Balance at September 30, 2018	$186	(7)	179

As a result of acquisitions, the Company has loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable at acquisition that all contractually required payments would not be collected. The carrying amount of those loans as of September 30, 2018 was $0.2 million.

No material provision for loan losses was recognized during the period ended September 30, 2018 related to acquired loans, as there was no significant change to the credit quality of those loans.

(10)	Intangible Assets

The Company’s intangible assets consist of mortgage servicing rights, core deposit intangibles, and goodwill. A summary of mortgage servicing activity is as follows:

(Dollars in thousands)	Nine Months ended September 30, 2018	Twelve Months ended December 31, 2017	Nine Months ended September 30, 2017
Balance, beginning of period	$1,724	1,604	1,604
Originations	533	675	461
Amortization	(412)	(555)	(411)
Balance, end of period	$1,845	1,724	1,654
Fair value of mortgage servicing rights	$3,641	3,196	3,003

All of the loans being serviced were single family loans serviced for FNMA under the individual loan sale program.

The following is a summary of the risk characteristics of the loans being serviced for FNMA at September 30, 2018.

		Weighted	Weighted
	Loan	Average	Average
	Principal	Interest	Remaining	Number
(Dollars in thousands)	Balance	Rate	Term (months)	of Loans
Original term 30 year fixed rate	$292,980	4.13%	307	2,252
Original term 15 year fixed rate	98,179	3.16	132	991
Adjustable rate	54	4.38	272	2

The gross carrying amount of intangible assets and the associated accumulated amortization at September 30, 2018 and 2017 is presented in the following table. No amortization expense relating to goodwill is recorded as generally accepted accounting principles do not allow goodwill to be amortized, but require that it be tested for impairment at least annually, or sooner if there are indications that impairment may exist. Amortization expense for amortizing intangible assets was $0.5 million for both nine month periods ended September 30, 2018 and 2017.

	September 30, 2018
	Gross
(Dollars in thousands)	Carrying Amount	Accumulated Amortization	Unamortized Amount
Mortgage servicing rights	$4,457	(2,612)	1,845
Core deposit intangible	574	(294)	280
Goodwill	802	0	802
Total	$5,833	(2,906)	2,927

	September 30, 2017
	Gross
(Dollars in thousands)	Carrying Amount	Accumulated Amortization	Unamortized Amount
Mortgage servicing rights	$4,141	(2,487)	1,654
Core deposit intangible	574	(195)	379
Goodwill	802	0	802
Total	$5,517	(2,682)	2,835

The following table indicates the estimated future amortization expense for amortizing intangible assets:

(Dollars in thousands)	Mortgage Servicing Rights	Core Deposit Intangible	Total Amortizing Intangible Assets
Year ended December 31,
2018	$122	25	147
2019	445	99	544
2020	371	99	470
2021	326	47	373
2022	265	10	275
Thereafter	316	0	316
Total	$1,845	280	2,125

Projections of amortization are based on existing asset balances and the existing interest rate environment as of September 30, 2018. The Company's actual experience may be significantly different depending upon changes in mortgage interest rates and other market conditions.

(11)	Earnings per Common Share

The following table reconciles the weighted average shares outstanding and the earnings available to common shareholders used for basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2018	2017	2018	2017
Weighted average number of common shares outstanding used in basic earnings per share calculation	4,358	4,220	4,296	4,212
Net dilutive effect of:
Restricted stock awards, options, and warrants	252	650	458	651
Weighted average number of shares outstanding adjusted for effect of dilutive securities	4,610	4,870	4,754	4,863
Income available to common shareholders	$2,712	1,780	5,884	4,017
Basic earnings per common share	$0.62	0.42	1.37	0.95
Diluted earnings per common share	$0.59	0.37	1.24	0.83

(12)	Regulatory Capital and Oversight

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

The Board of Governors of the Federal Reserve System (FRB) amended its Policy Statement, to exempt small bank holding companies with assets less than $3 billion from the above capital requirements. The Policy Statement was also expanded to include savings and loan holding companies that meet the Policy Statement’s qualitative requirements for exemption. The Company currently meets the qualitative exemption requirements, and therefore, is exempt from the above capital requirements.

Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table and defined in the regulation) of common equity Tier 1 capital to risk weighted assets, Tier 1 capital to adjusted total assets, Tier 1 capital to risk weighted assets, and total capital to risk weighted assets.

The Bank’s average total assets for the quarter ended September 30, 2018 were $733.0 million, its adjusted total assets were $731.3 million, and its risk-weighted assets were $606.0 million. The following table presents the Bank’s capital amounts and ratios at September 30, 2018 for actual capital, required capital, and excess capital, including ratios in order to qualify as being well capitalized under the prompt corrective action regulations.

	Actual		Required to be Adequately Capitalized		Excess Capital		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Percent of Assets	Amount	Percent of Assets	Amount	Percent of Assets	Amount	Percent of Assets
September 30, 2018
Common equity tier 1 capital	$76,689	12.65%	$27,272	4.50%	$49,417	8.15%	$39,393	6.50%
Tier 1 capital leverage	76,689	10.49	29,252	4.00	47,437	6.49	36,564	5.00
Tier 1 risk-based capital	76,689	12.65	36,362	6.00	40,327	6.65	48,483	8.00
Total risk-based capital	84,280	13.91	48,483	8.00	35,797	5.91	60,604	10.00

The Bank must maintain a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. For 2018, the capital conservation buffer is 1.875% and in 2019 the buffer amount will increase to 2.50% and be fully phased in. Management believes that, as of September 30, 2018, the Bank’s capital ratios were in excess of those quantitative capital ratio standards set forth under the current prompt corrective action regulations, including the capital conservation buffer described above. However, there can be no assurance that the Bank will continue to maintain such status in the future. The Office of the Comptroller of the Currency has extensive discretion in its supervisory and enforcement activities, and can adjust the requirement to be “well-capitalized” in the future.

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

On May 21, 2018, the Company entered into a warrant repurchase agreement with one of the warrant holders, pursuant to which the Company purchased, at a purchase price of $14.32 per warrant, warrants to purchase 138,888.66 shares of HMN common stock for an aggregate purchase price of $2.0 million. The warrants purchased by the Company were cancelled. Simultaneously with the repurchase, the warrant holder engaged in a cashless exercise of the remainder of its warrant, resulting in the issuance of 104,678 shares of HMN common stock to the warrant holder out of treasury stock.

On August 29, 2018, the Company entered into a warrant repurchase agreement with a second warrant holder, pursuant to which the Company purchased, at a purchase price of $16.07 per warrant, warrants to purchase 277,777.67 shares of HMN common stock for an aggregate purchase price of $4.5 million. The warrants purchased by the Company were cancelled.

On October 2, 2018, the final warrant holder engaged in a cashless exercise of its warrant, resulting in the issuance of 214,973 shares of HMN common stock to the warrant holder out of treasury stock.

As a result of the above transactions, the Company no longer has any obligations under the Warrant.

(14) Other Borrowings

On December 15, 2014, the Company entered into a Loan Agreement with an unrelated third party, providing for a term loan of up to $10.0 million that was evidenced by a promissory note (the Note) with an interest rate of 6.50% per annum. The principal balance of the loan was payable in consecutive equal annual installments of $1.0 million on each anniversary of the date of the Loan Agreement, commencing on December 15, 2015, with the balance due on December 15, 2021. The Company had the option to voluntarily prepay the Note in whole or in part without penalty. The Company made the scheduled $1.0 million principal payment on December 15, 2015, a $2.0 million payment on December 15, 2016, and on August 31, 2017 paid off the remaining principal balance of $7.0 million. There was no outstanding loan balance at September 30, 2018 or September 30, 2017.

(15) Commitments and Contingencies

The Bank issues standby letters of credit which guarantee the performance of customers to third parties. The standby letters of credit issued and available at September 30, 2018 were approximately $2.7 million, expire over the next 46 months, and are collateralized primarily with commercial real estate mortgages. Since the conditions under which the Bank is required to fund the standby letters of credit may not materialize, the cash requirements are expected to be less than the total outstanding commitments.

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

(Dollars in thousands)	Home Federal Savings Bank	Other	Eliminations	Consolidated Total
At or for the nine months ended September 30, 2018:
Interest income - external customers	$22,584	0	0	22,584
Non-interest income - external customers	5,766	0	0	5,766
Intersegment non-interest income	164	6,328	(6,492)	0
Interest expense	1,583	0	0	1,583
Non-interest expense	18,703	542	(164)	19,081
Income tax expense	2,382	(98)	0	2,284
Net income	6,328	5,884	(6,328)	5,884
Total assets	737,289	79,228	(79,072)	737,445

At or for the nine months ended September 30, 2017:
Interest income - external customers	$20,913	0	0	20,913
Non-interest income - external customers	5,695	0	0	5,695
Intersegment non-interest income	158	4,596	(4,754)	0
Interest expense	1,056	306	0	1,362
Non-interest expense	18,653	550	(158)	19,045
Income tax expense	3,043	(277)	0	2,766
Net income	4,596	4,017	(4,596)	4,017
Total assets	715,827	79,516	(78,733)	716,610

At or for the quarter ended September 30, 2018:
Interest income - external customers	$7,970	0	0	7,970
Non-interest income - external customers	1,936	0	0	1,936
Intersegment non-interest income	59	2,864	(2,923)	0
Interest expense	587	0	0	587
Non-interest expense	6,087	186	(59)	6,214
Income tax expense	1,079	(34)	0	1,045
Net income	2,864	2,712	(2,864)	2,712
Total assets	737,289	79,228	(79,072)	737,445

At or for the quarter ended September 30, 2017:
Interest income - external customers	$7,255	0	0	7,255
Non-interest income - external customers	1,909	0	0	1,909
Intersegment non-interest income	53	1,960	(2,013)	0
Interest expense	416	77	0	493
Non-interest expense	6,124	188	(53)	6,259
Income tax expense	1,298	(85)	0	1,213
Net income	1,960	1,780	(1,960)	1,780
Total assets	715,827	79,516	(78,733)	716,610

Item 2:

HMN FINANCIAL, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS)

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Information

Safe Harbor Statement

This quarterly report and other reports filed by the Company with the Securities and Exchange Commission may contain forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are often identified by such forward-looking terminology as “expect,” “intend,” “look,” “believe,” “anticipate,” “estimate,” “project,” “seek,” “may,” “will,” “would,” “could,” “should,” “trend,” “target,” and “goal” or similar statements or variations of such terms and include, but are not limited to, those relating to growing our core deposit relationships and loan balances, enhancing the financial performance of our core banking operations, maintaining credit quality, reducing non-performing assets, and generating improved financial results (including profitability); the extent of the positive impact of the lower federal tax rates on the deferred tax asset balance and future earnings; the adequacy and amount of available liquidity and capital resources to the Bank; the Company’s liquidity and capital requirements; our expectations for core capital and our strategies and potential strategies for maintenance thereof; improvements in loan production; changes in the size of the Bank’s loan portfolio; the amount of the Bank’s non-performing assets and the appropriateness of the allowance therefor; anticipated future levels of the provision for loan losses; future losses on non-performing assets; the amount and composition of interest-earning assets; the amount of yield enhancements relating to non-accruing and purchased loans; the amount and composition of non-interest and interest-bearing liabilities; the availability of alternate funding sources; the payment of dividends by HMN; the future outlook for the Company; the amount of deposits that will be withdrawn from checking and money market accounts and how the withdrawn deposits will be replaced; the projected changes in net interest income based on rate shocks; the range that interest rates may fluctuate over the next twelve months; the net market risk of interest rate shocks; the future outlook for the issuer of the trust preferred securities held by the Bank; the ability of the Bank to pay dividends to HMN; the ability to remain well capitalized; the impact of new accounting pronouncements; and compliance by the Bank with regulatory standards generally (including the Bank’s status as “well-capitalized”) and other supervisory directives or requirements to which the Company or the Bank are or may become expressly subject, specifically, and possible responses of the Office of the Comptroller of the Currency (OCC), Board of Governors of the Federal Reserve System (FRB), the Bank, and the Company to any failure to comply with any such regulatory standard, directive or requirement.

A number of factors could cause actual results to differ materially from the Company’s assumptions and expectations. These include but are not limited to the adequacy and marketability of real estate and other collateral securing loans to borrowers; federal and state regulation and enforcement; possible legislative and regulatory changes, including changes to regulatory capital rules; the ability of the Bank to comply with other applicable regulatory capital requirements; enforcement activity of the OCC and FRB in the event of our non-compliance with any applicable regulatory standard or requirement; adverse economic, business and competitive developments such as shrinking interest margins, reduced collateral values, deposit outflows, changes in credit or other risks posed by the Company’s loan and investment portfolios; changes in costs associated with traditional and alternate funding sources, including changes in collateral advance rates and policies of the Federal Home Loan Bank (FHLB); technological, computer-related or operational difficulties; results of litigation; reduced demand for financial services and loan products; changes in accounting policies and guidelines, or monetary and fiscal policies of the federal government or tax laws; international economic developments; the Company’s access to and adverse changes in securities markets; the market for credit related assets; the future operating results, financial condition, cash flow requirements and capital spending priorities of the Company and the Bank; the availability of internal and, as required, external sources of funding; our ability to attract and retain employees; or other significant uncertainties. Additional factors that may cause actual results to differ from the Company’s assumptions and expectations include those set forth in the Company’s most recent filings on Form 10-K and 10-Q with the Securities and Exchange Commission. All forward-looking statements are qualified by, and should be considered in conjunction with, such cautionary statements. For additional discussion of the risks and uncertainties applicable to the Company, see the “Risk Factors” sections of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and Part II, Item 1A of its subsequently filed quarterly reports on Form 10-Q.

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

The appropriateness of the allowance for loan losses is dependent upon management’s estimates of variables affecting valuation, appraisals of collateral, evaluations of performance and status, and the amounts and timing of future cash flows expected to be received on impaired loans. Such estimates, appraisals, evaluations and cash flows may be subject to adjustments due to changing economic prospects of borrowers or properties. The fair market value of collateral dependent loans is typically based on the appraised value of the property less estimated selling costs. The estimates are reviewed periodically and adjustments, if any, are recorded in the provision for loan losses in the periods in which the adjustments become known. Because of the size of some loans, changes in estimates can have a significant impact on the loan loss provision. The allowance is allocated to individual loan categories based upon the relative risk characteristics of the loan portfolios and the actual loss experience. The Company increases its allowance for loan losses by charging the provision for loan losses against income and by receiving recoveries of previously charged off loans. The Company decreases its allowance by crediting the provision for loan losses and by charging off loans. The methodology for establishing the allowance for loan losses takes into consideration probable losses that have been identified in connection with specific loans as well as losses in the loan portfolio that have not been specifically identified. Although management believes that based on current conditions the allowance for loan losses is maintained at an appropriate amount to provide for probable loan losses inherent in the portfolio as of the balance sheet dates, future conditions may differ substantially from those anticipated in determining the allowance for loan losses and adjustments may be required in the future.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2018 COMPARED TO THE SAME PERIODS ENDED SEPTEMBER 30, 2017

Net Income

Net income was $2.7 million for the third quarter of 2018, an increase of $0.9 million, compared to net income of $1.8 million for the third quarter of 2017. Diluted earnings per share for the third quarter of 2018 was $0.59, an increase of $0.22, compared to diluted earnings per share of $0.37 for the third quarter of 2017. The increase in net income between the periods was primarily because of a $0.6 million increase in net interest income primarily because of an increase in the average interest-earning assets, a $0.2 million decrease in income tax expense as a result of the reduced federal corporate income tax rate for 2018, and a $0.1 million decrease in other non-interest expense primarily related to decreases in advertising and compensation and benefit expenses between the periods.

Net income was $5.9 million for the nine month period ended September 30, 2018, an increase of $1.9 million, or 46.5%, compared to net income of $4.0 million for the nine month period ended September 30, 2017. Diluted earnings per share for the nine month period ended September 30, 2018 was $1.24, an increase of $0.41 per share compared to diluted earnings per share of $0.83 for the same period in 2017. The increase in net income between the periods was primarily because of a $1.4 million increase in net interest income primarily due to an increase in the average interest-earning assets and a $0.5 million decrease in income tax expense as a result of the reduced federal corporate income tax rate for 2018.

Net Interest Income

Net interest income was $7.4 million for the third quarter of 2018, an increase of $0.6 million, or 9.2%, from $6.8 million for the third quarter of 2017. Interest income was $8.0 million for the third quarter of 2018, an increase of $0.7 million, or 9.9%, from $7.3 million for the same period in 2017. Interest income increased between the periods primarily because of an increase in the average interest-earning assets, a change in the composition of the average interest-earning assets, and an increase in the federal funds rate between the periods which resulted in higher earnings on loan, cash, and investment balances. While the average interest-earning assets increased $23.7 million between the periods, the average interest-earning assets held in higher yielding loans decreased $3.3 million, and the amount of average interest-earning assets held in lower yielding cash and investments increased $27.0 million between the periods. The decrease in the average outstanding loans between the periods was primarily the result of a decrease in the commercial loan portfolio, which occurred because of an increase in loan payoffs between the periods. The average yield earned on interest-earning assets was 4.47% for the third quarter of 2018, an increase of 26 basis points from 4.21% for the third quarter of 2017.

Interest expense was $0.6 million for the third quarter of 2018, an increase of $0.1 million, or 19.1%, from $0.5 million for the third quarter of 2017. The average interest rate paid on interest-bearing liabilities and non-interest-bearing deposits was 0.36% for the third quarter of 2018, an increase of 5 basis points from 0.31% for the third quarter of 2017. The average interest rate paid increased between the periods due to an increase in the rates paid on certain money market accounts and certificates of deposit and a change in the composition of the average interest-bearing liabilities and non-interest-bearing deposits held between the periods. While the average interest-bearing liabilities and non-interest-bearing deposits increased $18.3 million between the periods, the average amount held in higher rate premium money market accounts increased $16.8 million, the average amount held in lower rate checking, savings, and money market accounts decreased $0.5 million, and the average amount held in higher rate borrowings and certificates of deposit increased $2.0 million between the periods.

Net interest margin (net interest income divided by average interest-earning assets) for the third quarter of 2018 was 4.14%, an increase of 22 basis points, compared to 3.92% for the third quarter of 2017.

Net interest income was $21.0 million for the first nine months of 2018, an increase of $1.4 million, or 7.4%, from $19.6 million for the same period in 2017. Interest income was $22.6 million for the nine month period ended September 30, 2018, an increase of $1.7 million, or 8.0%, from $20.9 million for the same nine month period in 2017. Interest income increased between the periods primarily because of an increase in the average interest-earning assets, a change in the composition of the average interest-earning assets, and an increase in the federal funds rate between the periods which resulted in higher earnings on loan, cash, and investment balances. While the average interest-earning assets increased $34.5 million between the periods, the average interest-earning assets held in higher yielding loans increased $15.3 million and the amount of average interest-earning assets held in lower yielding cash and investments increased $19.2 million between the periods. The increase in the average outstanding loans between the periods was primarily the result of an increase in the commercial loan portfolio, which occurred because of a reduction in loan payoffs between the periods. The average yield earned on interest-earning assets was 4.32% for the first nine months of 2018, an increase of 11 basis points from 4.21% for the first nine months of 2017.

Interest expense was $1.6 million for the first nine months of 2018, an increase of $0.2 million, or 16.2%, compared to $1.4 million in the first nine months of 2017. The average interest rate paid on interest-bearing liabilities and non-interest-bearing deposits was 0.33% for the first nine months of 2018, an increase of 3 basis points from 0.30% for the first nine months of 2017. The average interest rate paid increased between the periods due to an increase in the rates paid on certain money market accounts and certificates of deposit and a change in the composition of the average interest-bearing liabilities and non-interest-bearing deposits held between the periods. While the average interest-bearing liabilities and non-interest-bearing deposits increased $27.4 million between the periods, the average amount held in higher rate premium money market accounts increased $19.3 million, the average amount held in lower rate checking, savings, and money market accounts increased $6.3 million, and the average amount held in higher rate borrowings and certificates of deposit increased $1.8 million between the periods.

Net interest margin (net interest income divided by average interest-earning assets) for the first nine months of 2018 was 4.02%, an increase of 8 basis points, compared to 3.94% for the first nine months of 2017.

A summary of the Company’s net interest margin for the nine month periods ended September 30, 2018 and 2017 is as follows:

	For the nine-month period ended
	September 30, 2018			September 30, 2017
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
Interest-earning assets:
Securities available for sale	$79,436	991	1.67%	$76,695	850	1.48%
Loans held for sale	1,739	62	4.80	1,863	69	4.95
Single family loans, net	112,252	3,412	4.06	113,372	3,411	4.02
Commercial loans, net	401,850	15,075	5.02	384,321	13,885	4.83
Consumer loans, net	72,238	2,675	4.95	73,270	2,626	4.79
Cash equivalents	30,105	349	1.55	13,564	64	0.63
Federal Home Loan Bank stock	859	20	3.10	892	8	1.20
Total interest-earning assets	$698,479	22,584	4.32	$663,977	20,913	4.21

Interest-bearing liabilities and non-interest-bearing deposits:
NOW accounts	87,468	41	0.06	87,783	66	0.10
Savings accounts	78,075	46	0.08	77,015	47	0.08
Money market accounts	198,149	610	0.41	175,388	390	0.30
Certificates	114,412	884	1.03	104,362	532	0.68
Advances and other borrowings	188	2	1.71	8,469	327	5.16
Total interest-bearing liabilities	$478,292			$453,017
Non-interest checking	156,026			154,085
Other non-interest bearing deposits	1,567			1,361
Total interest-bearing liabilities and non-interest- bearing deposits	$635,885	1,583	0.33	$608,463	1,362	0.30
Net interest income		21,001			19,551
Net interest rate spread			3.99%			3.91%
Net interest margin			4.02%			3.94%

Provision for Loan Losses

The provision for loan losses was ($0.7) million for the third quarter of 2018, a decrease of $0.1 million from the ($0.6) million provision for loan losses for the third quarter of 2017. The provision for loan losses was ($0.5) million for the first nine months of 2018, an increase of $0.1 million compared to the ($0.6) million provision for loan losses for the first nine months of 2017. The changes in the provision for loan losses relate primarily to changes in the payments received on certain adversely classified commercial loans between the periods.

A reconciliation of the Company’s allowance for loan losses for the three and nine month periods ended September 30, 2018 and September 30, 2017 is summarized as follows:

	Three months ended September 30,
(Dollars in thousands)	2018	2017
Balance at June 30,	$9,328	$10,045
Provision	(652)	(581)
Charge offs:
Single family	0	(6)
Consumer	(16)	(45)
Commercial business	(15)	(300)
Recoveries	187	164
Balance at September 30,	$8,832	$9,277

Allocated to:
Specific allowance	$1,061	$1,138
General allowance	7,771	8,139
	$8,832	$9,277

	Nine months ended September 30,
(Dollars in thousands)	2018	2017
Balance at January 1,	$9,311	$9,903
Provision	(482)	(582)
Charge offs:
Single family	(24)	(6)
Consumer	(141)	(263)
Commercial business	(270)	(300)
Recoveries	438	525
Balance at September 30,	$8,832	$9,277

Non-Interest Income

Non-interest income was $1.9 million for the third quarter of 2018, the same as the third quarter of 2017. Loan servicing fees increased slightly between the periods due primarily to an increase in commercial loan servicing fees. Fees and service charges increased slightly due to an increase in the loan commitment fees earned between the periods. These increases in non-interest income were offset by slight decreases in the gain on sales of loans and other non-interest income.

Non-interest income was $5.8 million for the first nine months of 2018, an increase of $0.1 million, or 1.2%, from $5.7 million for the first nine months of 2017. Gain on sales of loans increased $0.1 million between the periods primarily because of an increase in single family loan sales. Other non-interest income increased slightly due to an increase in the sales of uninsured investment products between the periods. Loan servicing fees increased slightly between the periods primarily because of an increase in mortgage loan servicing fees. These increases in non-interest income were partially offset by a $0.1 million decrease in fees and service charges earned between the periods due primarily to a decrease in overdraft fees.

Non-Interest Expense

Non-interest expense was $6.2 million for the third quarter of 2018, a decrease of $0.1 million, or 0.7%, from $6.3 million for the third quarter of 2017. Other non-interest expense decreased $0.1 million due to a decrease in advertising expense, and compensation and benefits expense decreased $0.1 million primarily because of a decrease in employees between the periods. These decreases in non-interest expense were partially offset by a $0.1 million increase in data processing expense primarily related to an increase in mobile banking and on-line banking costs between the periods. Occupancy and equipment costs increased slightly between the periods due to an increase in depreciation and real estate taxes. Professional services expense increased slightly due primarily to an increase in legal expenses between the periods.

Non-interest expense was $19.1 million for the first nine months of 2018, an increase of $0.1 million, or 0.2%, from $19.0 million for the same period of 2017. Other non-interest expense increased $0.2 million due primarily to increases in deposit insurance costs and the losses incurred on deposit accounts between the periods. Data processing expense increased $0.1 million primarily related to an increase in mobile and on-line banking costs between the periods. Occupancy and equipment costs increased $0.1 million between the periods due to an increase in depreciation and maintenance costs. These increases in non-interest expense were partially offset by a $0.3 million decrease in compensation and benefits expense primarily because of a decrease in employees between the periods and a $0.1 million decrease in professional services expense due to a decrease in legal expenses between the periods.

Income Taxes

Income tax expense was $1.0 million for the third quarter of 2018, a decrease of $0.2 million from $1.2 million for the third quarter of 2017. Income tax expense was $2.3 million for the first nine months of 2018, a decrease of $0.5 million from $2.8 million for the first nine months of 2017. Income tax expense decreased between the periods, despite an increase in pre-tax income, because of the decrease in the federal corporate income tax rate as a result of the tax law changes enacted in the fourth quarter of 2017.

FINANCIAL CONDITION

Non-Performing Assets

The following table summarizes the amounts and categories of non-performing assets in the Bank’s portfolio and loan delinquency information as of the end of the two most recently completed quarters and December 31, 2017.

	September 30,	June 30,	December 31,
(Dollars in thousands)	2018	2018	2017
Non-Performing Loans:
Single family	$1,073	$960	$949
Commercial real estate	3,689	1,432	1,364
Consumer	526	551	553
Commercial business	197	73	278
Total	5,485	3,016	3,144

Foreclosed and Repossessed Assets:
Single family	0	74	0
Commercial real estate	414	627	627
Consumer	0	15	0
Total non-performing assets	$5,899	$3,732	$3,771
Total as a percentage of total assets	0.80%	0.51%	0.52%
Total non-performing loans	$5,485	$3,016	$3,144
Total as a percentage of total loans receivable, net	0.94%	0.51%	0.54%
Allowance for loan losses to non-performing loans	161.02%	309.31%	296.11%

Delinquency Data:
Delinquencies (1)
30+ days	$1,298	$1,585	$1,789
90+ days	0	0	0
Delinquencies as a percentage of loan portfolio (1)
30+ days	0.22%	0.26%	0.30%
90+ days	0.00%	0.00%	0.00%

(1) Excludes non-accrual loans.

Total non-performing assets were $5.9 million at September 30, 2018, an increase of $2.2 million, or 58.1%, from $3.7 million at June 30, 2018. Non-performing loans increased $2.5 million and foreclosed and repossessed assets decreased $0.3 million during the third quarter of 2018. The increase in the non-performing loans was primarily related to a $2.2 million commercial loan relationship that was downgraded during the third quarter of 2018.

Total non-performing assets were $5.9 million at September 30, 2018, an increase of $2.1 million, or 56.4%, from $3.8 million at December 31, 2017. Non-performing loans increased $2.3 million and foreclosed and repossessed assets decreased $0.2 million during the first nine months of 2018. The increase in the non-performing loans was primarily related to a $2.2 million commercial loan relationship that was downgraded during the third quarter of 2018.

Dividends

The declaration of dividends is subject to, among other things, the Company's financial condition and results of operations, the Bank's compliance with regulatory capital requirements and other regulatory restrictions, tax considerations, industry standards, economic conditions, anticipated growth, general business practices and other factors. The Company has not made any dividend payments to common stockholders during the three year period ended September 30, 2018.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2018, the net cash provided by operating activities was $12.8 million. The Company collected $0.3 million from the maturities of securities, $1.5 million from principal repayments on securities, $0.3 million from the redemption of FHLB stock, and $0.4 million in proceeds from the sale of real estate. The Company purchased securities of $4.9 million, purchased $0.3 million of FHLB stock, and paid out $2.3 million for premises and equipment. Net loans receivable also increased $7.6 million. The Company had a net increase in deposit balances of $15.8 million and customer escrows increased $1.0 million. The Company also received $6.8 million in proceeds from borrowings, repaid borrowings of $6.8 million, and paid $6.5 million to repurchase outstanding warrants.

The Company has certificates of deposits with outstanding balances of $72.3 million that mature over the next 12 months. Based upon past experience, management anticipates that the majority of the deposits will renew for another term. The Company believes that cash outflow from certificates that do not renew will be replaced with other deposits or FHLB advances. Federal Reserve Bank borrowings or proceeds from the sale of securities could also be used to fund unanticipated outflows of certificates of deposits.

The Company had five deposit customers that individually had aggregate deposits greater than $5.0 million as of September 30, 2018. The $73.8 million in funds held by these customers may be withdrawn at any time, but management believes that the majority of these deposits will not be withdrawn from the Bank over the next twelve months. If these deposits are withdrawn, it is anticipated that they would be replaced with deposits from other customers or FHLB advances. Federal Reserve Bank borrowings or proceeds from the sale of securities could also be used to replace unanticipated outflows of large checking and money market deposits.

The Company had the ability to borrow $174.6 million from the FHLB at September 30, 2018, based on the collateral value of the loans pledged. The credit policy of the FHLB relating to the collateral value of the loans collateralizing the available line of credit with the FHLB may change such that the current collateral pledged to secure future advances is no longer acceptable or the formulas for determining the excess pledged collateral may change. The FHLB could also reduce the amount of funds it will lend to the Bank. It is not anticipated that the Bank will need to find alternative funding sources in the next twelve months to replace the available borrowings from the FHLB. However, if needed, excess collateral currently pledged to the FHLB could be pledged to the Federal Reserve Bank and the Bank could borrow additional funds from the Federal Reserve Bank based on the increased collateral levels or obtain additional deposits.

The Company’s primary source of cash is dividends from the Bank. At September 30, 2018, the Company had $2.4 million in cash and other assets that could readily be turned into cash. The primary use of cash by the Company is the payment of operating expenses.

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

The following table discloses the projected changes in market value to the Company’s interest-earning assets and interest-bearing liabilities based upon incremental 100 basis point changes in interest rates from interest rates in effect on September 30, 2018.

	Market Value
(Dollars in thousands) Basis point change in interest rates	-100	0	+100	+200
Total market risk sensitive assets	$731,450	719,082	706,828	694,523
Total market risk sensitive liabilities	621,098	584,526	553,049	526,250
Off-balance sheet financial instruments	(194)	0	(58)	(87)
Net market risk	$110,546	134,556	153,837	168,360
Percentage change from current market value	(17.84)%	0.00%	14.33%	25.12%

The preceding table was prepared utilizing a model using the following assumptions (the Model Assumptions) regarding prepayment and decay ratios that were determined by management based upon their review of historical prepayment speeds and future prepayment projections. Fixed rate loans were assumed to prepay at annual rates of between 2% to 34%, depending on the note rate and the period to maturity. Adjustable rate mortgages (ARMs) were assumed to prepay at annual rates of between 5% and 50%, depending on the note rate and the period to maturity. Mortgage-backed securities were projected to have prepayments based upon the underlying collateral securing the instrument. Certificate accounts were assumed not to be withdrawn until maturity. Passbook accounts and retail money market accounts were assumed to decay at an annual rate of 3% and 1%, respectively. Retail checking accounts were assumed to decay at an annual rate of 9%. Commercial checking and money market accounts were assumed to decay at annual rates of 28% and 32%, respectively. Callable investments were projected to be called at the first call date where the projected interest rate on similar remaining term instruments is less than the interest rate on the callable advance or investment.

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

Asset/Liability Management

The Company’s management reviews the impact that changing interest rates will have on the Company’s net interest income projected for the next twelve months to determine if its current level of interest rate risk is acceptable. The following table projects the estimated impact on net interest income during the twelve month period ending September 30, 2019 of immediate interest rate changes called rate shocks.

(Dollars in thousands)
Rate Shock in Basis Points	Projected Change in Net Interest Income	Percentage Change
+200	$2,808	9.76%
+100	$1,402	4.87
0	$0	0.00
-100	$(1,526)	(5.30)

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

(a) Not applicable.
(b) Not applicable.
(c) Not applicable.

ITEM 3.     Defaults Upon Senior Securities.

None.

ITEM 4.     Mine Safety Disclosures.

Not applicable.

ITEM 5.     Other Information.

None.

ITEM 6.     Exhibits.

INDEX TO EXHIBITS

Exhibit		Filing
Number	Exhibit	Status

10.1	Warrant Repurchase Agreement by and between the Company and Arbiter Partners QP, LP, dated August 29, 2018	Incorporated by Reference (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	Filed Electronically

32	Section 1350 Certifications of CEO and CFO	Filed Electronically

101

Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended September 30, 2018, filed with the Securities and Exchange Commission on November 2, 2018, formatted in Extensible Business Reporting Language (XBRL); (i) the Consolidated Balance Sheets at September 30, 2018 and December 31, 2017, (ii) the Consolidated Statements of Comprehensive Income for the Three Month and Nine Month Periods Ended September 30, 2018 and 2017, (iii) the Consolidated Statement of Stockholders’ Equity for the Nine Month Period Ended September 30, 2018, (iv) the Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2018 and 2017, and (v) Notes to Consolidated Financial Statements.

Filed Electronically

(1) Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 29, 2018, filed on August 30, 2018. (File No. 000-24100).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HMN FINANCIAL, INC. Registrant

Date: November 2, 2018	By:	/s/ Bradley Krehbiel
Bradley Krehbiel, President and Chief Executive Officer (Principal Executive Officer)

Date: November 2, 2018	By:	/s/ Jon Eberle
Jon Eberle, Senior Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)