Form 10-K
period 2018-12-31
HMN FINANCIAL INC
filed 2019-03-08
CIK 921183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

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

YES [ X ] NO [    ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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

YES [    ] NO [ X ]

As of June 30, 2018, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $73.2 million based on the closing stock price of $20.10 on such date as reported on the Nasdaq Global Market.

As of February 19, 2019, the number of outstanding shares of common stock of the registrant was 4,842,146.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s annual report to stockholders for the year ended December 31, 2018 (Annual Report), are incorporated by reference in Parts I and II of this Form 10-K. Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the registrant’s fiscal year ended December 31, 2018 are incorporated by reference in Part III of this Form 10-K.

Forward-Looking Statements

The information presented or incorporated by reference in this Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the Exchange Act). These statements are often identified by such forward-looking terminology as “expect,” “intend,” “look,” “believe,” “anticipate,” “estimate,” “project,” “seek,” “may,” “will,” “would,” “could,” “should,” “trend,” “target,” and “goal” or similar statements or variations of such terms and include, but are not limited to, those relating to growing our core deposit relationships and loan balances, enhancing the financial performance of our core banking operations, maintaining credit quality, reducing non-performing assets, and generating improved financial results (including profitability); the adequacy and amount of liquidity and capital resources available to Home Federal Savings Bank (the Bank); HMN Financial, Inc.’s (HMN or the Company) liquidity and capital requirements; our expectations for core capital and our strategies and potential strategies for maintenance thereof; changes in loan production; changes in the size of the Bank’s loan portfolio; the amount of the Bank’s non-performing assets and the appropriateness of the allowance therefor; anticipated future levels of the provision for loan losses; future losses on non-performing assets; the amount and composition of interest-earning assets; the amount of yield enhancements relating to non-accruing and purchased loans; the amount and composition of non-interest and interest-bearing liabilities; the availability of alternate funding sources; the payment of dividends by HMN; the future outlook for the Company; the amount of deposits that will be withdrawn from checking and money market accounts and how any withdrawn deposits will be replaced and priced; the projected changes in net interest income based on rate shocks; the range that interest rates may fluctuate over the next twelve months; the net market risk of interest rate shocks; the future outlook for the issuer of the trust preferred securities held by the Bank; the ability of the Bank to pay dividends to HMN; the ability to remain well capitalized; the impact of new accounting pronouncements; and compliance by the Bank with regulatory standards generally (including the Bank’s status as “well-capitalized”) and other supervisory directives or requirements to which the Company or the Bank are or may become expressly subject, specifically, and possible responses of the Office of the Comptroller of the Currency (OCC), the Board of Governors of the Federal Reserve System (FRB), the Bank, and the Company to any failure to comply with any such regulatory standard, directive or requirement.

A number of factors could cause actual results to differ materially from the Company’s assumptions and expectations. These include but are not limited to the adequacy and marketability of real estate and other collateral securing loans to borrowers; federal and state regulation and enforcement; possible legislative and regulatory changes, including changes to regulatory capital rules; the ability of the Bank to comply with other applicable regulatory capital requirements; enforcement activity of the OCC and the FRB in the event of our non-compliance with any applicable regulatory standard or requirement; adverse economic, business and competitive developments such as shrinking interest margins, reduced collateral values, deposit outflows, changes in credit or other risks posed by the Company’s loan and investment portfolios; changes in costs associated with traditional and alternate funding sources, including changes in collateral advance rates and policies of the Federal Home Loan Bank (FHLB); technological, computer-related or operational difficulties, including those from any third party cyberattack; results of litigation; reduced demand for financial services and loan products; changes in accounting policies and guidelines, or monetary and fiscal policies of the federal government or tax laws; international economic developments; the Company’s access to and adverse changes in securities markets; the market for credit related assets; the future operating results, financial condition, cash flow requirements and capital spending priorities of the Company and the Bank; the availability of internal and, as required, external sources of funding; our ability to attract and retain employees; or other significant uncertainties. For additional discussion of the risks and uncertainties applicable to the Company, see the “Risk Factors” section of this Form 10-K. All forward-looking statements are qualified by, and should be considered in conjunction with, such cautionary statements.

All statements in this Form 10-K, including forward-looking statements, speak only as of the date they are made, and we undertake no duty to update any of the forward-looking statements after the date of this Form 10-K.

PART I

ITEM 1. BUSINESS

General

HMN Financial, Inc. (HMN or the Company) was incorporated in Delaware in 1994 as a stock savings bank holding company. HMN owns 100 percent of Home Federal Savings Bank (the Bank). The Bank has a community banking philosophy and operates retail banking and loan production facilities in Minnesota, Iowa and Wisconsin. The Bank has two wholly owned subsidiaries, Osterud Insurance Agency, Inc. (OIA), which does business as Home Federal Investment Services and offers financial planning products and services, and HFSB Property Holdings, LLC (HPH), which is currently inactive, but has acted in the past as an intermediary for the Bank in holding and operating certain foreclosed properties.

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

Market Area

The Company serves the southern Minnesota counties of Dodge, Fillmore, Freeborn, Houston, Mower, Olmsted, Steele and Winona, and portions of Goodhue and Wabasha through its corporate office located in Rochester, Minnesota and its twelve branch offices located in Albert Lea, Austin, Kasson (2), La Crescent, Owatonna, Rochester (4), Spring Valley and Winona, Minnesota. The portion of the Company’s southern Minnesota market area consisting of Rochester and the contiguous communities is composed of primarily urban and suburban communities, while the balance of the Company's southern Minnesota market area consists primarily of rural areas and small towns. Primary industries in the Company's southern Minnesota market area include manufacturing, agriculture, health care, wholesale and retail trade, service industries and education. Major employers include the Mayo Clinic, Hormel Foods (a food processing company), Federated Insurance and IBM. The Company's market area is also the home of Winona State University, Rochester Community and Technical College, University of Minnesota - Rochester, Winona State University - Rochester Center and Austin’s Riverland Community College.

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

Based upon information obtained from the U.S. Census Bureau for 2017 (the last year for which information is available), the population of the eight primary counties in the Company’s southern Minnesota market area was estimated as follows: Dodge – 20,762; Fillmore – 20,980; Freeborn – 30,535; Houston – 18,660; Mower – 39,566; Olmsted – 154,930; Steele – 36,887; and Winona – 50,873. For these same eight counties, the median household income from the U.S. Census Bureau for 2013-2017 ranged from $51,174 to $72,337. The population of Dakota County was 421,751 and the median household income was $79,995. With respect to Iowa, the population of Marshall County was 40,288 and the median household income was $52,752.

Lending Activities

General. Historically, the Company has originated 15 and 30 year fixed rate mortgage loans secured by single family residences for its loan portfolio. In more recent years, the Company has focused on managing interest rate risk and improving interest margins by increasing its investment in shorter term and generally higher yielding commercial real estate, commercial business and construction loans, while reducing its investment in longer term single family real estate loans. The Company continues to originate 15 and 30 year fixed rate mortgage loans and some shorter term fixed rate loans. The shorter term fixed rate loans and adjustable rate loans are generally placed into portfolio, while the majority of the 15 and 30 year fixed rate mortgage loans are sold in the secondary mortgage market in order to manage the Company’s interest rate risk position. The Company also offers an array of consumer loan products that include both open and closed end home equity loans. Home equity lines of credit have adjustable interest rates based upon the prime rate, as published in the Wall Street Journal, plus a margin. Refer to “Note 5 Loans Receivable, Net” and “Note 6 Allowance for Loan Losses and Credit Quality Information” in the Notes to Consolidated Financial Statements in the Annual Report for more information on the loan portfolio (incorporated by reference in Item 8 of Part II of this Form 10-K).

The following table shows the composition of the Company's loan portfolio by fixed and adjustable rate loans as of December 31:

	2018		2017		2016		2015		2014

(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Fixed rate Loans
Real estate:
Single family	$53,599	9.01%	$53,869	9.06%	$55,143	9.83%	$55,226	11.68%	$46,288	12.39%
Multi-family	31,123	5.23	20,254	3.40	29,171	5.20	8,045	1.70	10,919	2.92
Commercial	160,018	26.90	179,755	30.22	159,195	28.38	117,790	24.91	104,178	27.89
Construction	14,269	2.40	26,715	4.49	13,438	2.40	27,381	5.79	7,361	1.97
Total real estate loans	259,009	43.54	280,593	47.17	256,947	45.81	208,442	44.08	168,746	45.17
Consumer loans:
Automobile	2,483	0.42	2,894	0.49	3,036	0.54	2,885	0.61	1,124	0.30
Home equity	9,780	1.64	8,315	1.40	9,744	1.74	10,231	2.16	10,711	2.87
Recreational vehicle	16,226	2.73	13,181	2.21	7,553	1.35	2,650	0.56	0	0.00
Other	4,104	0.69	4,270	0.72	5,447	0.97	4,635	0.99	4,091	1.09
Total consumer loans	32,593	5.48	28,660	4.82	25,780	4.60	20,401	4.32	15,926	4.26
Commercial business loans	47,247	7.94	55,642	9.36	53,019	9.46	39,197	8.29	32,147	8.61
Total non-real estate loans	79,840	13.42	84,302	14.18	78,799	14.06	59,598	12.61	48,073	12.87
Total fixed rate loans	338,849	56.96	364,895	61.35	335,746	59.87	268,040	56.69	216,819	58.04

Adjustable rate Loans
Real estate:
Single family	57,099	9.60	53,136	8.93	48,112	8.58	35,719	7.55	23,553	6.31
Multi-family	19,027	3.20	8,395	1.41	7,606	1.36	4,279	0.90	4,781	1.28
Commercial	97,018	16.31	79,269	13.33	71,760	12.80	79,136	16.74	59,187	15.84
Construction	14,675	2.47	19,729	3.32	17,910	3.19	10,722	2.27	5,242	1.40
Total real estate loans	187,819	31.58	160,529	26.99	145,388	25.93	129,856	27.46	92,763	24.83
Consumer:
Home equity line	32,273	5.42	36,869	6.20	40,476	7.22	38,561	8.16	36,832	9.86
Home equity	6,953	1.17	7,508	1.26	6,558	1.17	4,970	1.05	1,709	0.46
Other	713	0.12	730	0.12	469	0.08	483	0.10	458	0.12
Total consumer loans	39,939	6.71	45,107	7.58	47,503	8.47	44,014	9.31	38,999	10.44
Commercial business loans	28,249	4.75	24,267	4.08	32,157	5.73	30,909	6.54	24,975	6.69
Total non-real estate loans	68,188	11.46	69,374	11.66	79,660	14.20	74,923	15.85	63,974	17.13
Total adjustable rate loans	256,007	43.04	229,903	38.65	225,048	40.13	204,779	43.31	156,737	41.96
Total loans	594,856	100.00%	594,798	100.00%	560,794	100.00%	472,819	100.00%	373,556	100.00%
Less
Unamortized discounts	17		19		20		16		14
Net deferred loan (costs) fees	(535)		(463)		(300)		(91)		97
Allowance for losses on loans	8,686		9,311		9,903		9,709		8,332
Total loans receivable, net	$586,688		$585,931		$551,171		$463,185		$365,113

The following table illustrates the interest rate maturities of the Company's loan portfolio at December 31, 2018. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. Scheduled repayments of principal are reflected in the year in which they are scheduled to be paid. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate
(Dollars in thousands)	Single family		Multi-family and Commercial		Construction		Consumer		Commercial Business		Total

Due during years ending December 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate

2019(1)	$9,188	4.46%	$38,422	4.93%	$20,639	4.52%	$8,100	5.74%	$38,747	5.53%	$115,096	5.08%
2020	9,033	4.14	49,608	4.58	158	5.90	4,824	5.50	12,838	5.27	76,461	4.70
2021	8,804	4.13	40,980	4.69	168	5.91	4,465	5.39	10,290	4.43	64,707	4.62
2022 through 2023	15,280	4.35	92,065	4.59	6,196	5.54	8,038	5.25	11,977	4.92	133,556	4.68
2024 through 2028	26,297	4.22	75,698	4.63	1,783	4.98	12,587	5.42	1,327	5.33	117,692	4.64
2029 through 2043	36,107	4.22	10,413	5.22	0	0.00	34,511	5.41	282	5.49	81,313	4.86
2044 and thereafter	5,989	4.20	0	0.00	0	0.00	7	4.60	35	0.00	6,031	4.18
	$110,698		$307,186		$28,944		$72,532		$75,496		$594,856

(1)	Includes demand loans, loans having no stated maturity, and overdraft loans.

The total amount of loans due after December 31, 2019 which have predetermined interest rates is $280.8 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $199.0 million. Construction or development loans at December 31, 2018 were $20.4 million for single family dwellings, $4.9 million for multi-family and $3.6 million for nonresidential.

The aggregate amount of loans and extensions of credit that the Bank is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus. In addition to the 15% limit, the Bank is permitted to lend an additional amount equal to 10% of unimpaired capital and surplus if the additional amount is fully secured by “readily marketable collateral” having a current market value of at least 100% of the loan or extension of credit. Similarly, the Bank is permitted to lend additional amounts equal to the lesser of 30% of unimpaired capital and surplus, or $30 million, for certain residential development loans. Applicable law establishes a number of rules for combining loans to separate borrowers. Loans or extensions of credit to one person may be attributed to other persons if: (i) the proceeds of a loan or extension of credit are used for the direct benefit of the other person; or (ii) a common enterprise is deemed to exist between persons. At December 31, 2018, based upon the 15% limitation, the Bank's regulatory limit for loans to one borrower was approximately $12.8 million and no loans to any one borrower exceeded this amount. At December 31, 2018, the Bank’s largest aggregate amount of loans to one borrower totaled $11.6 million. All of the loans for the largest borrower were performing in accordance with their terms as of December 31, 2018 and the borrower had no affiliation with the Bank other than its relationship as a borrower.

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

Single family loans are originated either for inclusion in the loan portfolio under the Bank’s Portfolio First loan program or for sale in the secondary market to the Federal National Mortgage Association (FNMA) on a servicing retained basis or to other third party investors on a servicing released basis. The limit for a retail mortgage originated for sale on the secondary market was $453,100 and $424,100 for 2018 and 2017, respectively, and these loans require the approval of a designated secondary market underwriter.

Three levels of approval authority have been established for loans originated under the Portfolio First loan program. The three levels of authority include Approved Portfolio First Lenders, Market Presidents, and Credit Administration positions with Portfolio First approval authority. Approved Portfolio First Lenders are select mortgage loan officers recommended for the Portfolio First program approval authority by their Market President and are approved by the Chief Operating Officer. The Credit Administration positions with Portfolio First approval authority include the Rochester Market President, Director of Retail Lending and Loan Servicing, Chief Credit Officer and the Chief Operating Officer.

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

Loans that meet the underwriting guidelines of secondary market investors are approved by designated Credit Administration positions. The Credit Administration positions with secondary market approval authority include Retail Loan Underwriters, the Director of Retail Lending and Servicing, the Chief Credit officer, and the Chief Operating Officer. Approval level authorities are granted by the Chief Credit Officer or Chief Operating Officer and confirmed by the Executive Loan Committee on an annual basis. Loans are originated based on the specific guidelines established by the secondary market investor.

The Bank generally requires title insurance on its mortgage loans, as well as fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property. The Bank also requires flood insurance to protect the property securing its interest when the property is located in a flood plain.

Single Family Residential Real Estate Lending. At December 31, 2018, the Company's single family real estate loans, consisting of both fixed rate and adjustable rate loans, totaled $110.7 million, an increase of $3.7 million from $107.0 million at December 31, 2017. The increase in the single family loans in 2018 is the result of an increased emphasis on originating shorter term fixed rate and adjustable rate mortgage loans that were placed into the portfolio during 2018. The majority of the longer term loans that were originated during the year continued to be sold into the secondary market in order to manage the Company’s interest rate risk position.

The Company offers conventional fixed rate single family loans that have maximum terms of 30 years. In order to manage interest rate risk, the Company typically sells the majority of fixed rate loan originations with terms to maturity of 15 years or greater that are eligible for sale in the secondary market. The interest rates charged on the fixed rate loan products are based on the secondary market delivery rates, as well as other competitive factors. The Company also originates fixed rate loans with terms up to 30 years that are insured by the Federal Housing Administration (FHA), Veteran’s Administration (VA), Minnesota Housing Finance Agency, Iowa Finance Authority, or the United States Department of Agriculture-Guaranteed Housing (RD).

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

In underwriting single family residential real estate loans the Company evaluates the borrower's credit history and ability to make principal, interest and escrow payments; the value of the property that will secure the loan; and debt-to-income ratios. Properties securing single family residential real estate loans made by the Company are appraised by independent appraisers. The Company originates residential mortgage loans with loan-to-value ratios up to 100% for owner-occupied homes and up to 85% for non-owner-occupied homes; however, private mortgage insurance is generally required to reduce the Company's exposure to 80% or less of the value on most loans. The Company generally seeks to underwrite its loans in accordance with secondary market, FHA, VA, or RD standards. However, the Company does originate some shorter term fixed rate and adjustable rate single family loans for its portfolio that do not meet certain secondary market guidelines.

The Company's single family mortgage loans customarily include due-on-sale clauses giving it the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the property subject to the mortgage.

At December 31, 2018, $0.7 million of the single family residential loan portfolio was non-performing, compared to $0.9 million at December 31, 2017.

Commercial Real Estate and Multi-Family Lending. The Company originates permanent commercial real estate and multi-family loans secured by properties located primarily in its market area. It also purchases a limited amount of participations in commercial real estate and multi-family loans originated by third parties. The commercial real estate and multi-family loan portfolio includes loans secured by motels, hotels, apartment buildings, churches, manufacturing plants, land developments, office buildings, business facilities, shopping malls, nursing homes, golf courses, restaurants, warehouses, convenience stores and other non-residential building properties primarily located in the upper Midwestern portion of the United States. At December 31, 2018, the Company’s commercial and multi-family real estate loans totaled $307.2 million, an increase of $19.5 million from $287.7 million at December 31, 2017.

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

Appraisals on commercial real estate and multi-family real estate properties are performed by independent appraisers prior to the time the loan is made. For transactions less than $500,000, the Company may use an internal valuation. All appraisals on commercial and multi-family real estate are reviewed and approved by a qualified Bank employee or independent third party. The Bank's underwriting procedures require verification of the borrower's credit history, income, financial statements, banking relationships and income projections for the property. The commercial loan policy generally requires personal guarantees from the proposed borrowers. An initial on-site inspection is generally required for all collateral properties for loans with balances in excess of $250,000. Independent annual reviews are performed for aggregate commercial lending relationships that exceed $500,000. The reviews cover financial performance, documentation completeness and accuracy of loan risk ratings.

Multi-family and commercial real estate loans generally present a higher level of risk than loans secured by single family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family and commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired. At December 31, 2018 and 2017, $1.3 million of loans in the commercial real estate portfolio were non-performing. The largest non-performing lending relationship in this category as of December 31, 2018 was a $1.1 million loan secured by a manufacturing facility located in the Bank’s primary market area.

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

Construction loans are obtained principally through continued business from builders and developers who have previously borrowed from the Bank, as well as referrals from existing and walk-in clients. The application process includes a submission to the Bank of accurate plans, specifications and costs of the project to be constructed. These items are one of the factors utilized in the determination of the appraised value of the subject property to be built.

At December 31, 2018, construction loans totaled $28.9 million, a decrease of $17.5 million from $46.4 million at December 31, 2017. Total construction loans included $20.4 million and $23.1 million of single family residential, $4.9 million and $11.6 million of multi-family residential and $3.6 million and $11.7 million of commercial real estate loans at December 31, 2018 and 2017, respectively. The nature of construction loans makes them more difficult to evaluate and monitor than loans on existing buildings. The risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value upon completion of the project, experience of the builder and the estimated cost (including interest) of the project. If the estimate of value proves to be inaccurate, the Company may be confronted, at or prior to the maturity of the loan, with a project having a value that is insufficient to assure full repayment or the possibility of having to make substantial investments to complete and sell the project. Because defaults in repayment may not occur during the construction period, it may be difficult to identify problem loans at an early stage. In these cases, the Company may be required to modify the terms of the loan. At December 31, 2018, no construction loans in the commercial real estate portfolio were non-performing compared to $0.1 million at December 31, 2017.

Consumer Lending. The Company originates a variety of consumer loans, including home equity loans (open-end and closed-end), automobile, recreational vehicles, mobile home, lot loans, loans secured by deposit accounts and other loans for household and personal purposes. At December 31, 2018, the Company’s consumer loans totaled $72.5 million, a decrease of $1.3 million from $73.8 million at December 31, 2017.

Consumer loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower. The Company's consumer loans are made at fixed or adjustable interest rates, with terms up to 20 years for secured loans and up to five years for unsecured loans.

The Company's home equity loans are written so that the total commitment amount, when combined with the balance of any other outstanding mortgage liens, generally does not exceed 90% of the appraised value of the property or an internally established market value. Internal market values are established using current market data, including recent sales data, and are typically lower than third party appraised values. The closed-end home equity loans are written with fixed or adjustable rates with terms up to 15 years. The open-end home equity lines are written with an adjustable rate and a 2 to 10 year draw period that requires interest only payments followed by a 10 year repayment period that fully amortizes the outstanding balance. The consumer may access the open-end home equity line by making a withdrawal at the Bank, transferring funds through our online or mobile banking products or writing a check on the home equity line of credit account. Open and closed-end equity loans, which are generally secured by second mortgages on the borrower’s principal residence, represented 67.6% and 71.4% of the Company’s consumer loan portfolio at December 31, 2018 and December 31, 2017, respectively.

The underwriting standards employed by the Company for consumer loans include a determination of the applicant's payment history on other debts and their ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount. Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or are secured by rapidly depreciable assets, such as automobiles, recreational vehicles or mobile homes. In these cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. At December 31, 2018, $0.5 million of the consumer loan portfolio was non-performing compared to $0.6 million at December 31, 2017.

Commercial Business Lending. The Company maintains a portfolio of commercial business loans to borrowers associated with the real estate industry as well as to retail, manufacturing operations and professional firms. The Company's commercial business loans generally have terms ranging from six months to five years and may have either fixed or variable interest rates. The Company's commercial business loans generally include personal guarantees and are usually, but not always, secured by business assets such as inventory, equipment, leasehold interests in equipment, fixtures, real estate and accounts receivable. The underwriting process for commercial business loans includes consideration of the borrower's financial statements, tax returns, projections of future business operations and inspection of the subject collateral, if any. The Company may also purchase a limited amount of participation interests in commercial business loans originated outside of the Company’s market area from third party originators. These loans generally have underlying collateral of inventory or equipment and repayment periods of less than ten years. At December 31, 2018, the Company’s commercial business loans totaled $75.5 million, a decrease of $4.4 million from $79.9 million at December 31, 2017.

Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her income, and which are secured by real property with more easily ascertainable value, commercial business loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Furthermore, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. At December 31, 2018 and 2017, $0.1 million and $0.3 million, respectively, of loans in the commercial business loan portfolio were non-performing.

Originations, Purchases and Sales of Loans and Mortgage-Backed and Related Securities

Real estate loans are generally originated by the Company's salaried loan officers. Mortgage and consumer loan officers may also receive a commission in addition to their base salary for meeting production and other branch goals. Loan applications are taken in all branch and loan production offices.

The Company originates both fixed and adjustable rate loans, however, its ability to originate loans is dependent upon the relative client demand for loans in its markets. Demand for adjustable rate loans is affected by the interest rate environment. The number of adjustable rate loans increased in 2018 due to the increasing long term fixed mortgage rates that occurred during the year. The Company originated $13.4 million of single family adjustable rate loans for its portfolio during 2018, an increase of $5.6 million from $7.8 million in 2017. The Company also originated $21.0 million of fixed rate single family loans for its portfolio during 2018, a decrease of $4.0 million from $25.0 million for 2017. The changes in the adjustable and fixed rate single family loans that were placed into the loan portfolio in 2018 are the result of the increase in long term mortgage rates during the year which resulted in more adjustable loans being originated in 2018 than in the prior year.

During the past several years, the Company has focused its portfolio loan origination efforts on commercial real estate, commercial business and consumer loans because these loans have terms to maturity and adjustable interest rate characteristics that are generally more beneficial to the Company in managing interest rate risk than traditional single family fixed rate conventional loans. The Company originated $100.0 million of multi-family and commercial real estate, commercial business and consumer loans (which excludes commercial real estate loans for construction or development) during 2018, a decrease of $48.3 million from originations of $148.3 million for 2017. The decrease in originations primarily reflects the $25.8 million and $22.9 million decrease in originations of commercial real estate and commercial business loans, respectively, in 2018 compared to 2017. Multi-family loan originations decreased $1.2 million and consumer loan originations increased $1.6 million between the periods.

In order to supplement loan demand in the Company's market area and geographically diversify its loan portfolio, the Company purchases participations in real estate loans from selected sellers, from time to time, with yields based upon then-current market rates. The Company reviews and underwrites all loans purchased to ensure that they meet the Company's underwriting standards, and the seller generally continues to service the loans. The Company has generally not experienced higher losses or credit quality issues with purchased participations than other loans originated by the Company. The Company purchased $1.8 million of loans during 2018, a decrease of $5.4 million from the $7.2 million purchased during 2017. All of the loans purchased have terms and interest rates that are similar in nature to the Company's originated single family, commercial real estate, construction and development and commercial business portfolios. See “Note 5 Loans Receivable, Net” and “Note 6 Allowance for Loan Losses and Credit Quality Information” in the Notes to Consolidated Financial Statements in the Annual Report for more information on purchased loans (incorporated by reference in Item 8 of Part II of this Form 10-K).

The Company has mortgage-backed and related securities that are held, based on investment intent, in the "available for sale" portfolio. The Company acquired mortgage-backed securities of $4.9 million and $5.1 million, respectively, in 2018 and 2017. The limited amount of mortgage-backed securities purchased is because there was limited investment activity during 2018 or 2017 due to the deposit and loan origination activity that was experienced. The Company did not sell any mortgage backed securities in 2018 or 2017. See “Investment Activities” below.

The following table shows the loan and mortgage-backed and related securities origination, purchase, acquisition, sale and repayment activities of the Company for the periods indicated.

LOANS HELD FOR INVESTMENT
	Year Ended December 31,
(Dollars in thousands)	2018	2017	2016
Originations by type
Adjustable rate:
Real estate:
Single family	$13,373	7,833	18,442
Multi-family	1,387	1,167	9,246
Commercial	15,748	23,818	14,591
Construction or development	26,136	30,799	40,132
Non-real estate:
Consumer	11,707	11,585	15,481
Commercial business	12,298	3,428	10,353
Total adjustable rate	80,649	78,630	108,245
Fixed rate:
Real estate:
Single family	20,979	25,016	26,948
Multi-family	2,278	3,718	12,107
Commercial	24,425	42,203	42,176
Construction or development	11,499	16,559	19,181
Non-real estate:
Consumer	18,089	16,639	16,335
Commercial business	14,030	45,767	20,196
Total fixed rate	91,300	149,902	136,943
Total loans originated	171,949	228,532	245,188

Purchases
Real estate:
Single family	412	203	0
Multi-family	0	0	750
Commercial	0	500	1,130
Construction or development	0	4,740	2,500
Non-real estate:
Commercial business	1,381	1,756	11,949
Total loans purchased	1,793	7,199	16,329

Acquisition
Real estate:
Single family	0	0	146
Commercial	0	0	5,808
Non-real estate:
Consumer	0	0	3,536
Commercial business	0	0	2,546
Total loans acquired	0	0	12,036

Sales, participations and repayments
Real estate:
Multi-family	2,000	0	4,500
Commercial	6,112	10,565	9,002
Construction or development	2,224	3,221	13,765
Non-real estate:
Consumer	996	834	719
Commercial business	170	53,240	634
Total sales	11,502	67,860	28,620
Transfers to loans held for sale	11,642	9,047	15,002
Principal repayments	149,946	123,912	140,944
Total reductions	173,090	200,819	184,566
Decrease in other items, net	(594)	(908)	(1,012)
Net increase	$58	34,004	87,975

LOANS HELD FOR SALE
	Year Ended December 31,
(Dollars in thousands)	2018	2017	2016
Originations by type
Fixed rate:
Real estate:
Single family	$76,489	78,751	79,783
Total fixed rate	76,489	78,751	79,783
Total loans originated	76,489	78,751	79,783

Sales and repayments
Real estate:
Single family	79,243	83,475	88,355
Total sales	79,243	83,475	88,355
Transfers from loans held for investment	(4,364)	(4,558)	(6,822)
Principal repayments	3	6	20
Total reductions	74,882	78,923	81,553
Net increase (decrease)	$1,607	(172)	(1,770)

MORTGAGE-BACKED AND RELATED SECURITIES
	Year Ended December 31,
(Dollars in thousands)	2018	2017	2016
Purchases:
Fixed rate mortgage-backed securities	$4,888	5,055	0
Total purchases	4,888	5,055	0

Sales:
CMOs and REMICs (1)	0	0	30
Total sales	0	0	30

Principal repayments	(1,933)	(993)	(1,247)
Net increase (decrease)	$2,955	4,062	(1,277)

(1) Collateralized mortgage obligations and real estate mortgage investment conduits

Classified Assets and Delinquencies

Classification of Assets. Federal regulations require that each savings institution evaluate and classify its assets on a regular basis. In addition, in connection with examinations of savings institutions, the OCC or the Federal Deposit Insurance Corporation (FDIC) examiners may identify problem assets and, if appropriate, require them to be classified with an adverse rating. There are three adverse classifications: substandard, doubtful, and loss. Assets classified as substandard have one or more defined weaknesses and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have the weaknesses of those classified as substandard, with additional characteristics that make collection in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset on the balance sheet of the institution is not warranted. Assets classified as substandard or doubtful require the institution to establish prudent specific allowances for loan losses. If an asset, or portion thereof, is classified as a loss, the institution charges off such amount. If an institution does not agree with an OCC or FDIC examiner's classification of an asset, it may appeal the determination to the OCC District Director or the appropriate FDIC personnel. On the basis of management's review of its assets, at December 31, 2018, the Bank classified a total of $15.8 million of its loans and real estate as follows:

(Dollars in thousands)	Single Family	Real Estate Construction or Development	Commercial and Multi-family	Consumer	Commercial Business	Real Estate	Total
Substandard	$1,771	262	9,661	709	2,761	414	15,578
Doubtful	40	0	0	41	0	0	81
Loss	0	0	0	106	0	0	106
Total	$1,811	262	9,661	856	2,761	414	15,765

The Bank's classified assets consist of non-performing loans, and other assets and loans of concern discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations (incorporated by reference in Item 7 of Part II of this Form 10-K). See “Note 6 Allowance for Loan Losses and Credit Quality Information” in the Notes to Consolidated Financial Statements in the Annual Report (incorporated by reference in Item 8 of Part II of this Form 10-K) for more information on classified assets.

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

The following table sets forth the Company's loan delinquencies by loan type, amount and percentage of loan category at December 31, 2018 for loans past due 60 days or more.

	Loans Delinquent For:
	60-89 Days			90 Days and Over			Total Delinquent Loans
(Dollars in thousands)	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category

Single family real estate	6	$325	0.29%	2	$77	0.07%	8	$402	0.35%
Consumer	4	100	0.14	13	279	0.38	17	379	0.52
Total	10	$425	0.07%	15	$356	0.06%	25	$781	0.13%

Loans delinquent for 90 days and over are generally non-accruing and are included in the Company’s non-performing asset total at December 31, 2018.

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

The investment strategy of the Company has been directed toward a mix of high-quality assets (primarily government callable agency obligations) with steps and short and intermediate terms to maturity. At December 31, 2018, the Company did not own any investment securities of a single issuer that exceeded 10% of the Company's stockholders’ equity other than U.S. government agency obligations.

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

	December 31, 2018				December 31, 2017				December 31, 2016
	Amortized	Adjusted	Fair	% of	Amortized	Adjusted	Fair	% of	Amortized	Adjusted	Fair	% of
(Dollars in thousands)	Cost	To	Value	Total	Cost	To	Value	Total	Cost	To	Value	Total
Securities available for sale:
U.S. Government agency obligations	$69,971	(1,236)	68,735	76.4%	$69,962	(1,201)	68,761	64.0%	$74,979	(1,063)	73,916	72.2%
Municipal obligations	2,378	(9)	2,369	2.6	2,699	(6)	2,693	2.5	2,819	(20)	2,799	2.7
Corporate obligations	173	(1)	172	0.2	234	(1)	233	0.2	290	2	292	0.3
Corporate preferred stock	700	(140)	560	0.6	700	(140)	560	0.5	700	(350)	350	0.3
Corporate equity (1)	121		121	0.1	58	99	157	0.1	58	57	115	0.1
Subtotal	73,343		71,957	79.9	73,653		72,404	67.3	78,846		77,472	75.6
Federal Home Loan Bank stock (1)	867		867	1.0	817		817	0.8	770		770	0.8
Total investment securities and Federal Home Loan Bank stock	74,210		72,824	80.9	74,470		73,221	68.1	79,616		78,242	76.4
Other interest earning assets:
Cash equivalents	17,160		17,160	19.1	34,265		34,265	31.9	24,140		24,140	23.6
Total	$91,370		89,984	100.0%	$108,735		107,486	100.0%	$103,756		102,382	100.0%
Average remaining life of investment securities excluding Federal Home Loan Bank stock (years)	1.93				2.61				2.52

Average remaining life or term to repricing of investment securities and other interest earning assets, excluding Federal Home Loan Bank stock (years)	1.57				1.78				1.72

(1)Average life assigned to holdings is five years.

The composition and maturities of the investment securities portfolio, excluding FHLB stock, mortgage-backed and related securities, are indicated in the following table.

	December 31, 2018
	1 Year or Less	After 1 through 5 Years	Over 10 Years	No stated maturity	Total Securities
(Dollars in thousands)	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Adjusted To	Fair Value
Securities available for sale:
U.S. government agency securities (1)	$55,000	14,971	0	0	69,971	(1,236)	68,735
Municipal obligations	400	1,978	0	0	2,378	(9)	2,369
Corporate obligations	0	173	0	0	173	(1)	172
Corporate preferred stock	0	0	700	0	700	(140)	560
Corporate equity	0	0	0	121	121	0	121
Total	$55,400	17,122	700	121	73,343	(1,386)	71,957

Weighted average yield	1.48%	1.72%	6.67%	1.80%	1.59%

(1) Callable U.S. government agency securities maturity date based on first available call date that the security is anticipated to be called.

Mortgage-Backed and Related Securities. In order to supplement loan production and achieve its asset/liability management goals, the Company invests in mortgage-backed and related securities. All of the mortgage-backed and related securities owned by the Company are issued, insured or guaranteed either directly or indirectly by a U.S. government agency and are considered to be investment grade securities. The Company had $8.0 million of mortgage-backed and related securities all classified as “available for sale” at December 31, 2018, compared to $5.1 million at December 31, 2017. The Company purchased $4.9 million in mortgage-backed securities in 2018 and $5.1 million were purchased in 2017.

The contractual maturities of the mortgage-backed and related securities portfolio without any prepayment assumptions at December 31, 2018 are as follows:

(Dollars in thousands)	5 Years or Less	5 to 10 Years	Over 20 Years	Dec. 31, 2018 Balance Outstanding
Securities available for sale:
Federal Home Loan Mortgage Corporation	$4	4,060	0	4,064
Federal National Mortgage Association	0	3,769	0	3,769
Collateralized Mortgage Obligations	0	0	190	190
Total	$4	7,829	190	8,023

Weighted average yield	4.25%	2.37%	2.61%	2.38%

At December 31, 2018, the Company did not have any non-agency mortgage-backed or related securities in excess of 10% of its stockholders' equity.

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

The variety of deposit accounts offered by the Bank has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. As clients have become more interest rate conscious, the Bank has become more susceptible to short-term fluctuations in deposit flows. The Bank manages the pricing of its deposits in keeping with its asset/liability management, profitability and growth objectives. Based on its experience, the Bank believes that its savings and checking accounts are relatively stable sources of deposits. However, the ability of the Bank to attract and maintain certificates of deposit and money market accounts, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. The decrease in deposits in 2018 relates primarily to the $19.4 million decrease in deposits from clients in the alternative energy industry and the $3.8 million decrease in internet deposits. These decreases in deposits were partially offset by an increase of $11.0 million in other retail and commercial deposit accounts during the year. The increase in deposits in 2017 relates primarily to the $35.9 million in commercial deposit growth and the $6.9 million in retail deposit growth that was experienced. The increase in commercial deposits in 2017 includes $9.0 million in wholesale commercial deposits acquired through an internet bulletin board service and $3.6 million in growth from clients in the alternative energy industry. The increase in deposits in 2016 related to commercial deposits from clients in the alternative energy industry. The deposits in 2016 also increased $19.0 million as a result of a branch acquisition that occurred in the second quarter of 2016.

The following table sets forth the deposit flows at the Bank during the periods indicated.

	Year Ended December 31,
(Dollars in thousands)	2018	2017	2016
Opening balance	$635,601	592,811	559,387
Deposits	4,544,215	4,500,620	4,323,445
Deposits acquired in acquisitions	0	0	18,977
Withdrawals	(4,557,435)	(4,458,537)	(4,309,719)
Interest credited	971	707	721
Ending balance	623,352	635,601	592,811
Net (decrease) increase	$(12,249)	42,790	33,424
Percent increase	(1.93%)	7.22%	5.98%

The following table sets forth the dollar amount of deposits in the various types of deposit products offered by the Bank as of December 31:

(Dollars in thousands)	2018		2017		2016
Transaction and Savings Deposits(1):	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Noninterest checking	$163,500	26.2%	$172,007	27.1%	$158,024	26.7%
NOW – 0.10%(2)	88,715	14.3	90,599	14.3	92,670	15.6
Savings– 0.08%(3)	76,839	12.3	75,255	11.8	74,238	12.5
Money market – 0.56%(4)	181,374	29.1	186,937	29.4	165,179	27.9
Total non-certificates	$510,428	81.9%	$524,798	82.6%	$490,111	82.7%

Certificates:
0.00 - 0.99%	$32,904	5.3%	$58,444	9.2%	$79,628	13.4%
1.00 - 1.99%	47,627	7.6	43,691	6.9	22,958	3.9
2.00 - 2.99%	31,680	5.1	8,550	1.3	0	0.0
3.00 - 3.99%	713	0.1	118	0.0	114	0.0
Total Certificates	112,924	18.1%	110,803	17.4%	102,700	17.3%
Total Deposits	$623,352	100.0%	$635,601	100.0%	$592,811	100.0%

(1)	Reflects weighted average rates paid on transaction and savings deposits at December 31, 2018.
(2)	The weighted average rate on NOW Accounts for 2017 was 0.05% and for 2016 was 0.07%.
(3)	The weighted average rate on Savings Accounts for 2017 was 0.08% and for 2016 was 0.08%.
(4)	The weighted average rate on Money Market Accounts for 2017 was 0.40% and for 2016 was 0.25%.

The following table shows rate and maturity information for the Bank’s certificates of deposit as of December 31, 2018.

(Dollars in thousands)	0.00- 0.99%	1.00- 1.99%	2.00- 2.99%	3.00- 3.99%	Total	Percent of Total
Certificate accounts maturing in quarter ending:
March 31, 2019	$6,744	2,829	7,470	0	17,043	15.09%
June 30, 2019	7,792	6,397	7,772	0	21,961	19.44
September 30, 2019	6,363	7,555	3,025	0	16,943	15.00
December 31, 2019	4,074	8,764	6,930	0	19,768	17.51
March 31, 2020	1,485	1,956	1,006	0	4,447	3.94
June 30, 2020	1,033	5,713	122	117	6,985	6.19
September 30, 2020	1,504	4,369	882	0	6,755	5.98
December 31, 2020	1,387	2,435	740	0	4,562	4.04
March 31, 2021	620	953	411	0	1,984	1.76
June 30, 2021	757	979	477	0	2,213	1.96
September 30, 2021	401	1,563	2,370	596	4,930	4.37
December 31, 2021	649	1,282	134	0	2,065	1.83
Thereafter	95	2,832	341	0	3,268	2.89
Total	$32,904	47,627	31,680	713	112,924	100.00%

Percent of total	29.14%	42.18%	28.05%	0.63%	100.00%

The following table indicates the amount of the Bank's certificates of deposit and other deposits by time remaining until maturity as of December 31, 2018.

	Maturity
(Dollars in thousands)	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
Certificates of deposit less than $250,000	$12,409	18,406	33,235	34,600	98,650
Certificates of deposit of $250,000 or more	4,108	2,117	3,245	2,530	12,000
Public funds less than $250,000(1)	526	269	231	79	1,105
Public funds of $250,000 or more(1)	0	1,169	0	0	1,169
Total certificates of deposit	$17,043	21,961	36,711	37,209	112,924
Checking and savings accounts of $250,000 or more	$168,871	0	0	0	168,871
Accounts of $250,000 or more	172,979	3,286	3,245	2,530	182,040

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

Borrowings. The Bank's other available sources of funds include advances from the FHLB and borrowings from the Federal Reserve Bank of Minneapolis. As a member of the FHLB of Des Moines, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions. Consistent with its asset/liability management strategy, the Bank has utilized FHLB advances from time to time to fund loan demand and extend the term to maturity of its liabilities. The Bank may also use short-term FHLB and Federal Reserve Bank borrowings to offset short term cash needs due to deposit outflows or loan fundings. At December 31, 2018, the Bank had no FHLB advances and no Federal Reserve Bank borrowings outstanding. On such date, the Bank had a collateral pledge arrangement with the FHLB pursuant to which the Bank may borrow up to $167.6 million for liquidity purposes, subject to approval from the FHLB. The Bank also had the ability to borrow $73.0 million from the Federal Reserve Bank of Minneapolis based upon the loans that were pledged as collateral at December 31, 2018.

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

OIA is one of two subsidiaries of the Bank. OIA is a Minnesota corporation that was organized in 1983 and operated as an insurance agency until 1986 when its assets were sold. OIA remained inactive until 1993 when it began offering credit life insurance, annuity and mutual fund products to the Bank's clients and others. OIA currently offers a variety of financial planning products and services. HPH is the Bank’s other subsidiary and was organized as a limited liability company in Minnesota in 2013. It was inactive in 2018 but has operated as an intermediary for the Bank in holding and operating certain foreclosed properties.

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

Other Corporations Owned by the Company

The Bank was HMN’s sole direct subsidiary at December 31, 2018.

Employees

At December 31, 2018, the Company had a total of 194 employees, which equated to 182 full-time equivalent employees. None of the employees of the Company are represented by any collective bargaining unit. Management considers its employee relations to be good.

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

Holding Company Regulation

As a savings and loan holding company, HMN is subject to regulation and supervision by the FRB. FRB regulations require holding companies to act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

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

Capital Adequacy. The Bank is subject to various regulatory capital requirements, however the Company meets certain exemption requirements pursuant the FRB’s Small Bank Holding Company Policy Statement, and therefore, is exempt from the consolidated capital requirements.

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

Savings associations are expected to conduct lending activities in a prudent, safe and sound manner. The OCC regulates the safety and soundness of the Bank by enforcing statutory limits on the Bank’s lending and investment powers. OCC regulations set aggregate limits on certain types of loans including commercial business, commercial real estate and consumer loans. OCC regulations also establish limits on loans to a single borrower. As of December 31, 2018, the Bank’s lending limit to one borrower was approximately $12.8 million.

A federal savings association generally may not invest in noninvestment-grade debt securities. A federal savings association may establish subsidiaries to conduct any activity the association is authorized to conduct and may establish service corporation subsidiaries for limited preapproved activities.

Qualified Thrift Lender Test. Savings associations, including the Bank, must be qualified thrift lenders (QTLs). A savings association generally satisfies the QTL requirement if at least 65% of a specified asset base consists of assets such as loans to small businesses and loans to purchase or improve domestic residential real estate. Savings associations may qualify as QTLs in other ways. Savings associations that do not qualify as QTLs are subject to significant restrictions on their operations. If the Bank fails to meet QTL requirements, the Company would face certain limitations, including potential enforcement action by the OCC and, a statutory bar to the payment by the Bank of dividends except under prescribed conditions including approval by the OCC. As of December 31, 2018, the Bank met the QTL test.

OCC Assessments. The OCC is authorized by statute to charge assessments to cover the costs of examining the financial institutions it regulates and to fund its operations. The Bank’s OCC assessments for the year ended December 31, 2018 were approximately $190,000. The FRB does not currently assess HMN for examination fees.

Transactions with Affiliates and Insiders. Savings associations, like banks, are subject to affiliate and insider transaction restrictions. The restrictions prohibit or limit a savings association from extending credit to, or entering into certain covered transactions with affiliates, principal stockholders, directors and executive officers of the savings association and its affiliates. The term “affiliate” generally includes a holding company, such as HMN, and any company under common control with the savings association. Federal law limits covered transactions between the Bank and any one affiliate to 10% of the Bank’s capital and surplus and with all affiliates in the aggregate to 20%. In addition, the federal law governing unitary savings and loan holding companies prohibits the Bank from making any loan to any affiliate whose activity is not permitted for a subsidiary of a bank holding company. This law also prohibits the Bank from making any equity investment in any affiliate that is not its subsidiary. The Bank is currently in compliance with these requirements. Covered transactions also include derivatives and the borrowing and lending of securities, and repurchase agreements with affiliates are subject to collateralization requirements.

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

During 2018, the Bank paid dividends to HMN of $6.0 million which was used to repurchase outstanding warrants and fund the ongoing operating expenses of the Company. HMN did not declare or distribute any dividends to its common shareholders in 2018.

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

During 2018, the Bank was assessed approximately $288,000 for the DIF. In the fourth quarter of 2018 the Bank was notified by the FDIC that the DIF reserve target of 1.35% had been met and the 2019 assessment could be adjusted for eligible small bank assessment credits to which the Bank is entitled. Deposit insurance covers $250,000 per account ownership type.

In addition to deposit insurance assessments, the FDIC is authorized to collect assessments against insured deposits to be paid to the Financing Corporation (FICO) to service the FICO debt incurred in the 1980’s. The FICO assessment rate is adjusted quarterly. In 2018, the Bank paid a FICO assessment of approximately $20,000. The Bank was notified by the FDIC in the fourth quarter of 2018 that the final FICO assessment would be paid in March 2019.

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

In addition to the capital categories, the federal regulators have established a “capital conservation buffer” above the minimum capital ratios otherwise required by the prompt corrective action framework. The capital conservation buffer requirement for 2018 was 1.875% of risk-weighted assets and in 2019, and for all periods thereafter, the buffer amount increases to 2.50%. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below the buffer amount.

At December 31, 2018, the Bank’s capital amounts and ratios are presented for (a) actual capital and (b) required capital and ratios under the prompt corrective actions regulations to which the Bank is currently subject:

			Prompt Corrective Action Regulations
	Actual		Required to be Adequately Capitalized		Required to be Well Capitalized
(Dollars in thousands)	Amount	Percent of Assets(1)	Amount	Percent of Assets(1)	Amount	Percent of Assets(1)
December 31, 2018
Common equity Tier 1 capital	$79,552	13.26%	$26,988	4.50%	$38,982	6.50%
Tier 1 leverage	79,552	11.00	28,923	4.00	36,154	5.00
Tier 1 risk-based capital	79,552	13.26	35,983	6.00	47,978	8.00
Total risk-based capital	87,063	14.52	47,978	8.00	59,972	10.00

(1)	Based upon the Bank’s adjusted total assets for the purpose of the Tier 1 or core capital ratios and risk-weighted assets for the purpose of the risk-based capital ratios.

Management believes that, as of December 31, 2018, the Bank’s capital ratios were in excess of those quantitative capital ratio standards set forth under the prompt corrective action regulations described above and was “well capitalized” within the meaning of those prompt corrective action regulations. However, there can be no assurance that the Bank will continue to maintain such status in the future. In addition, the OCC has extensive discretion in its supervisory and enforcement activities, including the ability to downgrade the Bank’s prompt corrective action capital category by one level under certain conditions.

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

The OCC may sanction any OCC-regulated bank that does not operate in accordance with OCC regulations, policies and directives. The FDIC has additional authority to terminate insurance of accounts, after a notice and hearing, upon a finding that the insured institution is or has engaged in any unsafe or unsound practice that has not been corrected, is operating in an unsafe or unsound condition, or has violated any applicable law, regulation, rule, or order of or condition imposed by the FDIC.

FHLB System. The Bank is a member of the FHLB of Des Moines, which is one of the 11 regional Federal Home Loan Banks (FHBs). The primary purpose of the FHBs is to provide funding to their saving association members in support of the home financing credit function of the members. Each FHB serves as a reserve or central bank for its members within its assigned region. FHBs are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. FHBs make loans or advances to members in accordance with policies and procedures established by the board of directors of the FHB. These policies and procedures are subject to the regulation and oversight of the Federal Housing Financing Board. All advances from a FHB are required to be fully secured by sufficient collateral as determined by the FHB. Long-term advances are required to be used for residential home financing and small business and agricultural loans.

As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines. As of December 31, 2018, the Bank had $0.9 million in FHLB stock, which was in compliance with this requirement. The Bank receives dividends on its FHLB stock. The FHLB’s dividend philosophy is to differentiate dividend rates between membership and activity-based capital stock. Based on the FHLB’s most recent quarterly filing on Form 10-Q for the nine months ended September 30, 2018, the effective combined average annualized dividend rate paid on both subclasses of its capital stock during the nine months ended September 30, 2018 and 2017 was 4.50% and 2.75%, respectively.

Other Regulation. Under FRB regulations, the Bank is required to maintain reserves against transaction accounts (primarily interest-bearing and noninterest-bearing checking accounts). Historically, reserves generally have been maintained in cash or in noninterest-bearing accounts, thereby effectively increasing an institution’s cost of funds. These regulations generally require that the Bank maintain reserves against net transaction accounts. The reserve levels are subject to adjustment by the FRB. The FRB pays interest and utilizes the rate of interest paid on reserves to conduct monetary policy. A savings association, like other depository institutions maintaining reservable accounts, may, under certain conditions, borrow from the Federal Reserve Bank discount window.

Numerous other regulations promulgated by the FRB, the OCC, the Consumer Financial Protection Bureau (CFPB) and other agencies and other governmental authorities affect the business operations of the Bank. These include but are not limited to regulations relating to privacy, equal credit access, mortgage lending and foreclosure practices, electronic fund transfers, collection of checks, lending and savings disclosures and availability of funds. The CFPB has broad authority to develop new rules and interpretations with respect to consumer financial products and services, even though its examination and enforcement authority currently do not extend to the Bank.

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

The Company has redeemed all of the outstanding Preferred Stock, with the final shares being redeemed on February 17, 2015.

In 2018, all of the outstanding Warrants were either exercised by the Warrant holder or repurchased by the Company. These Warrant transactions resulted in the Company issuing an additional 319,651 shares of common stock from treasury shares for Warrants that were exercised and paying $6.5 million in cash to repurchase the remaining Warrants. As a result of these transactions, the Company no longer has any obligations under the Warrants.

Executive Officers of the registrant

Executive officers are chosen by and serve at the discretion of the Board of Directors of HMN and the Bank. There are no family relationships among any of the directors or officers of HMN and the Bank. The business experience of each executive officer of both HMN and the Bank is set forth below.

Bradley C. Krehbiel, age 60. Mr. Krehbiel has been a director of HMN and President of the Bank since 2009, President of HMN since 2010, and Chief Executive Officer of HMN and the Bank since 2012. Prior to that, he had been the Executive Vice President of the Bank since 2004. Mr. Krehbiel joined the Bank as Vice President of Business Banking in 1998. Prior to his employment at the Bank, Mr. Krehbiel held several positions in the financial services industry.

Jon J. Eberle, age 53. Mr. Eberle is Chief Financial Officer, Senior Vice President and Treasurer of HMN and the Chief Financial Officer, Executive Vice President and Treasurer of the Bank. Mr. Eberle has held the Chief Financial Officer and Treasurer positions since 2003 and the Executive Vice President position since 2012. Prior to that he served as a Vice President since 2000 and as the Controller since 1998. From 1994 to 1998, he served as the Director of Internal Audit for HMN and the Bank. Prior to his employment at the Bank, Mr. Eberle worked as a certified public accountant for a national accounting firm.

Lawrence D. McGraw, age 55. Mr. McGraw has served as the Chief Operating Officer and Executive Vice President of the Bank since 2012. Prior to that he served as Chief Credit Officer and Senior Vice President since 2010. Prior to his employment at the Bank, Mr. McGraw served as Regional President and Chief Banking Officer of a Minnesota community bank from 2005 until 2010. From 2001 to 2005 he served as the President and Chief Executive Officer of a branch location of the same community bank. Prior to his tenure at the Minnesota community bank, Mr. McGraw held various positions at two other community banks and the FDIC.

Available Information

The Company’s website is www.hmnf.com. The Company makes available, free of charge, through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act. These reports are available as soon as reasonably practicable after it electronically files these materials with, or furnishes them to, the Securities and Exchange Commission (the SEC). Information contained on the Company’s website is expressly not incorporated by reference into this Form 10-K.

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

Risks Related to our Business

Our capital may not be adequate to meet all our needs and requirements in the future and we may need to take steps to meet our capital needs. These actions may reduce our base of earning assets and core deposits and may dilute our shareholders or result in a change of control of the Company. There can be no assurance that we will satisfactorily meet our required future capital needs.

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

If the Company were to raise capital through the issuance of additional shares of common stock or other equity securities, it would dilute the ownership interests of existing stockholders, dilute the Company’s earnings per share, and, if issued at a price less than the Company’s book value, dilute the per share book value of our common stock, and could result in a change in control of the Company and the Bank. New investors may also have rights, preferences and privileges senior to our current stockholders which may adversely impact our current stockholders. Our ability to raise additional capital through the issuance of equity securities, if deemed prudent, would depend on conditions in the capital markets at that time, which are outside of our control, and on our financial performance. A significant investment by a person or group may also necessitate an amendment to our Certificate of Incorporation, which would require stockholder approval. Accordingly, we may not be able to raise additional capital, if needed, on favorable economic terms or other terms acceptable to us.

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

The Bank’s primary source of funding is retail and commercial deposits gathered through its network of fourteen banking offices. Wholesale funding sources principally consist of borrowing lines from the FHLB of Des Moines and the Federal Reserve Bank of Minneapolis and brokered and internet certificates of deposit obtained from the national market. Borrowings from the FHLB are subject to the FHLB’s credit policies and procedures relating to the valuation of the loans securing advances as well as the amount of funds the FHLB will loan to the Bank. The current collateral pledged to secure advances may become unacceptable, the formulas for determining the excess pledged collateral may change or the Bank’s credit rating with the FHLB could decrease. In these cases, the Bank may not have sufficient collateral to pledge or have the borrowing capacity to meet its funding needs and may be required to rely upon alternate funding sources, such as the Federal Reserve Bank, which bear higher borrowing costs. The Bank’s securities and loan portfolios also provide a source of contingent liquidity that could be accessed in a reasonable time period through sales.

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

HMN’s primary source of cash is dividends from the Bank, and the Bank is restricted from paying dividends to HMN unless certain conditions are met under bank regulatory requirements. At December 31, 2018, HMN had $1.5 million in cash and other assets that could readily be turned into cash. Primarily, HMN requires cash for the payment of holding company level expenses, including director and management fees, legal expenses and regulatory costs. HMN does not anticipate that it will have on an ongoing stand-alone basis adequate liquid resources to make all of the required cash payments for these items in the future. To meet these payment requirements or other potential HMN liquidity or capital needs would require dividends from the Bank or external capital. Failure to meet regulatory requirements for any future dividends from the Bank to HMN, or to receive dividends in amounts deemed satisfactory by HMN, could cause HMN to require other sources of liquidity for its needs in 2019 and beyond. Further information about HMN’s liquidity position is available on page 18 in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” section of the Annual Report incorporated by reference in Part II, Item 7 of this Form 10-K.

Our allowance for loan losses may prove to be insufficient to absorb losses or appropriately reflect, at any given time, the inherent risk of loss in our loan portfolio.

Our non-performing assets were at $3.1 million, or 0.43% of total assets, at December 31, 2018. Classified loans at December 31, 2018 were $32.6 million, or 5.5% of total loans. Classified loans represent special mention, performing substandard and non-performing loans. The low level of our classified loans is primarily due to the economic recovery we are experiencing. If the economic recovery does not continue these assets may not perform according to their terms and the value of the collateral may be insufficient to pay any remaining loan balance. If this occurs, we may experience losses or an increased risk of loss in our loan portfolio, which could have a negative effect on our results of operations. Like all financial institutions, we maintain an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety. Our allowance for loan losses may not be sufficient to cover actual loan losses or the inherent risk of loss in our loan portfolio, and future provision for loan losses could materially adversely affect our operating results.

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

In order to enhance the yield and shorten the term-to-maturity of its loan portfolio, the Company continues to maintain the balances of its commercial business and commercial real estate portfolios. These categories of loans represented approximately 69% of the total loans receivable at December 31, 2018. Some of the Company’s commercial real estate portfolio is in land development loans, while many of the Company’s commercial business loans are made to borrowers associated with the real estate industry. Commercial business and commercial real estate loans generally, and land development loans in particular, present a higher level of risk than loans secured by single family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans.

Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed or properties intended for resale are not developed and sold), the borrower’s ability to repay the loan and the underlying collateral may be impaired. Commercial business loans to businesses that are dependent on the cash flow generated by the sale or leasing of real estate are similarly impacted. The Company’s commercial business and commercial real estate loan portfolios have experienced difficulties in the past, which has adversely affected the Company’s results of operations and financial condition. At December 31, 2018, the Company had $2.7 million of non-performing loans, of which $1.5 million related to commercial business and commercial real estate loans. At December 31, 2018, total classified loans included $29.8 million of commercial business and commercial real estate loans. The Company may experience actual losses in respect of these classified loans and further increases in the level of classified loans in our loan portfolio that may require further increases in our provision for loan losses.

Regional economic changes in the Company’s markets have in the past adversely impacted, and may in the future adversely impact, results from operations.

Like all financial institutions, the Company is subject to the effects of any economic downturn, and in particular a significant decline in home values and reduced commercial development in the Company’s markets has had a negative effect on results of operations in the past. The Company’s success depends primarily on the general economic conditions in the counties in which the Company conducts business, and in the southern Minnesota, northern Iowa and eastern Wisconsin areas in general. Unlike larger financial institutions that are more geographically diversified, the Company provides banking and financial services to clients primarily in the Minnesota counties of Dakota, Dodge, Fillmore, Freeborn, Houston, Mower, Olmsted, Steele, and Winona and portions of Goodhue and Wabasha counties, as well as Marshall county in Iowa. It also originates loans in the Milwaukee, Wisconsin area through a loan production office located in Waukesha County in Wisconsin. The local economic conditions in these market areas have a significant impact on the Company’s ability to originate loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. A significant decline in the general economic conditions caused by inflation, recession, unemployment or other factors beyond the Company’s control can affect and has in the past affected these local economic conditions and can adversely affect and has in the past adversely affected the Company’s financial condition and results of operations. The Company has a significant amount of commercial business and commercial real estate loans and decreases in tenant occupancy and development home sales can have, and in the past have had, a negative effect on the ability of many of the Company’s borrowers to make timely repayments of their loans and the value of the collateral held as security for these loans, which can have, and in the past has had, an adverse impact on the Company’s earnings.

Because of the asset size of the Company, adverse performance affecting a few large loans or lending relationships can cause significant volatility in earnings.

Due to the Company’s asset size, the provision for loan losses or charge offs associated with individual loans can be large relative to the Company’s earnings for a particular period. If one or a few relatively large loans become non-performing in a period and the Company is required to increase its loss reserves, or to write off principal or interest relative to such loans, the operating results for that period could be significantly adversely affected. The effect on results of operations for any given period from a change in the performance of a small number of loans may be disproportionately larger than the impact of such loans on the quality of the Company’s overall loan portfolio. The Company’s current internal lending limit is $7.5 million and the regulatory lending limit was $12.8 million at December 31, 2018. The Bank’s largest borrowing relationship had outstanding loans totaling $11.6 million and was performing at December 31, 2018.

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

The earnings of the Company are primarily dependent on net interest income, which is the difference between interest earned on loans and investments and interest paid on interest-bearing liabilities such as deposits and borrowings. Interest rates are highly sensitive to many factors, including government monetary and fiscal policies and domestic and international economic and political conditions. Conditions such as inflation, recession, unemployment, money supply, government borrowing and other factors beyond management’s control may also affect interest rates. If the Company’s interest-earning assets mature, reprice or prepay more quickly than interest-bearing liabilities in a given period, a decrease in market interest rates could adversely affect net interest income. Likewise, if interest-bearing liabilities mature or reprice, or, in the case of deposits, are withdrawn by the accountholder, more quickly than interest-earning assets in a given period, an increase in market interest rates could adversely affect net interest income. Given the Company’s assets and liability composition as of December 31, 2018, a falling interest rate environment would negatively impact the Company’s results of operations. The effect on our deposits of decreases in interest rates generally lags the effect on our assets. The lagging effect of deposit rate changes is primarily due to the Bank’s deposits that are in the form of certificates of deposit, which do not re-price immediately when the federal funds rate changes.

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

The Company has a number of large deposit clients that maintain balances in checking and money market accounts at the Bank. At December 31, 2018, there were $46.8 million in checking and money market accounts of clients in the alternative energy and other industries that have relationship balances greater than $5 million. The ability to attract and retain these types of deposits has a positive effect on the Company’s net interest margin as they provide a relatively low cost of funds to the Company compared to certificates of deposits or advances. If these depositors were to withdraw these funds and the Bank was not able to replace them with similar types of deposits, the Banks cost of funds would increase and the Company’s results of operation would be negatively impacted.

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

During the year ended December 31, 2018, the price of our common stock on The Nasdaq Global Market ranged from $18.05 to $21.90 per share, and over the period from January 1, 2014 to December 31, 2018 it has ranged from $8.94 to $21.90. Our closing sale price on December 31, 2018 was $19.62 per share and on February 15, 2019 it was $20.25 per share. Our stock generally trades in relatively low volumes and its price may fluctuate in response to a number of events and factors, including, but not limited to, variations in operating results, litigation or governmental and regulatory proceedings, market perceptions of our financial reporting, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions.

We may issue additional stock, or reissue shares of treasury stock, without shareholder consent.

We have authorized 16,000,000 shares of common stock. As of December 31, 2018, 9,128,662 shares were issued and outstanding (including 4,292,838 shares that were held as treasury stock) and 6,871,338 shares were unissued. Of the unissued shares of common stock 34,229 shares were reserved for issuance pursuant to outstanding options and 404,456 shares were reserved for issuance pursuant to our equity incentive plans. The board of directors has authority, without action or vote of the stockholders, to issue all or part of the authorized but unissued shares and to reissue all of the treasury shares. Additional shares may be issued, or treasury shares reissued, in connection with future financing, acquisitions, employee stock plans or otherwise. Any such issuance, or reissuance, will dilute the percentage ownership of existing stockholders. We are also currently authorized to issue up to 500,000 shares of preferred stock and as of December 31, 2018, there were no preferred stock shares issued and outstanding. Under our certificate of incorporation, our board of directors can issue additional preferred stock in one or more series and fix the terms of such stock without shareholder approval. Preferred stock may include the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions. The issuance of preferred stock could adversely affect the rights of the holders of common stock and reduce the value of the common stock. In addition, specific rights granted to holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party.

Our ability to pay dividends on or repurchase our common stock is restricted. We have not paid a dividend on our common stock during the last ten years.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company leases its corporate office in Rochester, Minnesota and owns the buildings and land for ten of its fourteen full service branches. The remaining four full service branches and two loan production offices are leased. These leased branches are located at 1016 Civic Center Drive NW, Rochester, Minnesota; 100 1st Ave Bldg., Suite 200, Rochester, Minnesota; 2805 Dodd Road, Suite 160, Eagan, Minnesota; and 1015 West Frontage Road, Suite 100, Owatonna, Minnesota. The leased loan production offices are located at 50 14th Avenue East, Suite 100, Sartell, Minnesota; and 3960 Hillside Drive, Suite 206, Delafield, Wisconsin. The Bank uses all properties and they are all located in Minnesota, except for one full service branch located in Iowa and one loan production office located in Wisconsin.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information on page 20 under the caption “Dividends”, on page 52 under “Note 16 Stockholders’ Equity” of the Notes to Consolidated Financial Statements, on page 64 under the caption “Common Stock Information” and on the inside back cover page of the Annual Report is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

The information on page 5 under the caption “Five-Year Consolidated Financial Highlights” of the Annual Report is incorporated herein by reference.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements (including the Notes to Consolidated Financial Statements) on pages 25 through 60 of the Annual Report, are incorporated herein by reference.

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

Under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under this framework, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018. The Company has not included an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our independent registered public accounting firm is not required to attest to management's report pursuant to Item 308(b) of Regulation S-K because the Company is not an accelerated filer or large accelerated filer.

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

ITEM 9b. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from the information under the caption “Executive Officers of the Registrant” in Part I, Item 1, of this report and under the captions “Proposal 1 – Election of Directors - Board of Directors,” “Corporate Governance - Committees of the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the close of the Company’s fiscal year ended December 31, 2018 (the 2019 Proxy Statement).

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the information under the caption “2018 Executive Compensation” and “2018 Director Compensation” in the 2019 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from the information under the captions “Security Ownership of Management and Certain Beneficial Owners” and “Other Equity Compensation Plan Information” in the 2019 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from the information under the captions “Corporate Governance - Director Independence; - Related Person Transaction Approval Policy; and - Certain Transactions” in the 2019 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTing FEES AND SERVICES

The information required by this Item is incorporated by reference from the information under the captions “Corporate Governance - Independent Registered Public Accounting Firm Fees” and “-Approval of Independent Registered Public Accounting Firm Services and Fees” in the 2019 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

 The following financial statements appearing in the Company's Annual Report, are incorporated herein by reference.

Pages in
Annual Report Section	2018 Annual Report
Consolidated Balance Sheets --
December 31, 2018 and 2017	25

Consolidated Statements of Comprehensive Income --
Each of the Years in the Three-Year Period Ended December 31, 2018	26

Consolidated Statements of Stockholders’ Equity --
Each of the Years in the Three-Year Period Ended December 31, 2018	27

Consolidated Statements of Cash Flows --
Each of the Years in the Three-Year Period Ended December 31, 2018	28

Notes to Consolidated Financial Statements	29

Report of Independent Registered Public Accounting Firm	64

2. Financial Statement Schedules

All financial statement schedules have been omitted as this information is not required under the related instructions, is not applicable or has been included in the Notes to Consolidated Financial Statements.

3. Exhibits

The exhibits filed with this report are set forth on the Index of Exhibits filed as part of this report immediately preceding the signatures.

ITEM 16. FORM 10-K SUMMARY

 None.

INDEX TO EXHIBITS

Exhibit Number	Exhibit	Filing Status
3.1	Certificate of Incorporation (Amended and Restated through July 28, 2015)	Incorporated by Reference (1)

3.2	Amended and Restated By-laws	Incorporated by Reference (2)

4.1	Form of Common Stock Certificate	Incorporated by Reference (3)

10.1†	Form of Change in Control Agreement with executive officers	Incorporated by Reference (4)

10.2†	Directors Deferred Compensation Plan	Incorporated by Reference (5)

10.3†	Non-Employee Director Stock Purchase Plan	Incorporated by Reference (6)

10.4†	Description of annual awards to non-employee directors under the 2009 Equity Incentive Plan and form of Restricted Stock Agreement (approved April 28, 2015)	Incorporated by Reference (7)

10.5†	HMN Financial, Inc. Employee Stock Ownership Plan (Amended and Restated January 1, 2016)	Incorporated by Reference (8)

10.6†	HMN Financial, Inc. 2009 Equity Incentive Plan	Incorporated by Reference (9)

10.7†	Form of Restricted Stock Agreement under HMN Financial, Inc. 2009 Equity Incentive Plan	Incorporated by Reference (10)

10.8†	Form of Restricted Stock Agreement under HMN Financial, Inc. 2009 Equity Incentive Plan (Approved April 28, 2015)	Incorporated by Reference (11)

10.9†	Form of Incentive Stock Option Agreement under HMN Financial, Inc. 2009 Equity Incentive Plan (Approved January 26, 2016)	Incorporated by Reference (12)

10.10†	Form of Non-Statutory Stock Option Agreement under HMN Financial, Inc. 2009 Equity Incentive Plan	Incorporated by Reference (13)

10.11†	Amendment to the January 2014 Restricted Stock Award Agreements (Amended January 26, 2016)	Incorporated by Reference (14)

Exhibit Number	Exhibit	Filing Status
10.12†	Executive Management Incentive Plan (Amended and Restated January 31, 2017)	Incorporated by Reference (15)

10.13†	HMN Financial, Inc. 2017 Equity Incentive Plan	Incorporated by Reference (16)

10.14†	Form of Directors’ Restricted Stock Agreement for awards granted to directors under the HMN Financial, Inc. 2017 Equity Incentive Plan	Incorporated by Reference (17)

10.15†	Form of Executives’ Restricted Stock Agreement for awards granted to executives under the HMN Financial, Inc. 2017 Equity Incentive Plan	Incorporated by Reference (18)

10.16†	Executive Severance Agreement, dated May 23, 2017, among the Company, the Bank and Bradley C. Krehbiel	Incorporated by Reference (19)

10.17	Warrant Repurchase Agreement by and between the Company and EJF Financial Services Fund, LP, dated May 21, 2018	Incorporated by Reference (20)

10.18	Warrant Repurchase Agreement by and between the Company and Arbiter Partners QP, LP, dated August 29, 2018	Incorporate by Reference (21)

13	Portions of Annual Report to Security Holders incorporated by reference	Filed Electronically

21	Subsidiaries of Registrant	Filed Electronically

23.1	Consent of CliftonLarsonAllen LLP	Filed Electronically

24	Powers of Attorney	Included with Signatures

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically

32	Section 1350 Certifications	Filed Electronically

101

Financial Statements of the Company from the Annual Report on Form 10-K for the year ended December 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

Filed Electronically
† Management contract or compensatory arrangement.

1	Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2015 (File No. 000-24100).
2	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated March 5, 2012 (File No. 000-24100).
3	Incorporated by reference to the same numbered exhibit to the Company’s Registration Statement on Form S-1 dated April 1, 1994 (File No. 33-77212).
4	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 27, 2014, filed on June 2, 2014 (File No. 000-24100).
5	Incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 1994 (File No. 000-24100).

6	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015 (File No. 000-24100).
7	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015 (File No. 000-24100).
8	Incorporated by reference to Exhibit 10. 5 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2015 (File No. 000-24100).
9	Incorporated by reference to Exhibit A to the Company’s Proxy Statement for its Annual Meeting of Stockholders held on April 28, 2009 (File No. 000-24100).
10	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated May 6, 2009, filed on May 12, 2009 (File No. 000-24100).
11	Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2015 (File No. 000-24100).
12	Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2015 (File No. 000-24100).
13	Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K dated May 6, 2009, filed on May 12, 2009 (File No. 000-24100).
14	Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2015 (File No. 000-24100).
15	Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2016 (File No. 000-24100).
16	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2017 (File No. 000-24100).
17	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2017 (File No. 000-24100).
18	Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2017 (File No. 000-24100).
19	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 23, 2017, filed on May 30, 2017 (File 000-24100).
20	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 21, 2018, filed on May 22, 2018 (File No. 000-241000).
21	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 29, 2018, filed on August 30, 2018 (File No. 000-241000).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HMN FINANCIAL, INC.
Date: March 8, 2019	By:	/s/Bradley Krehbiel
Bradley Krehbiel,
President and CEO

Each of the undersigned hereby appoints Hugh Smith and Jon Eberle, and each of them (with full power to act alone), as attorneys and agents for the undersigned, with full power of substitution, for and in the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission under the Securities Act of 1934, as amended, any and all amendments and exhibits to this Form 10-K and any and all applications, instruments, and other documents to be filed with the Securities and Exchange Commission pertaining to this Form 10-K or any amendments thereto, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary or desirable. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 8, 2019.

Name	Title
/s/ Bradley Krehbiel	President and CEO
Bradley Krehbiel	(Principal Executive Officer)

/s/ Jon Eberle	Senior Vice President, Chief Financial Officer and Treasurer
Jon Eberle	(Principal Financial and Accounting Officer)

/s/ Hugh Smith	Chairman of the Board
Hugh Smith

/s/ Allen Berning	Director
Allen Berning

/s/ Michael Bue	Director
Michael Bue

/s/ Bernard Nigon	Director
Bernard Nigon

/s/ Wendy Shannon	Director
Wendy Shannon

/s/ Mark Utz	Director
Mark Utz

/s/ Hans Zietlow	Director
Hans Zietlow