Form 10-Q
period 2019-03-31
HMN FINANCIAL INC
filed 2019-05-03
CIK 921183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

Commission File Number 0-24100

HMN FINANCIAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-1777397
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1016 Civic Center Drive N.W., Rochester, MN	55901
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code:	(507) 535-1200

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock	HMNF	NASDAQ

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).      Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐       No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at April 24, 2019
Common stock, $0.01 par value	4,843,822

HMN FINANCIAL, INC.

PART I – FINANCIAL INFORMATION

Item 1 : Financial Statements

HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31,	December 31,
(Dollars in thousands)	2019	2018
	(unaudited)
Assets
Cash and cash equivalents	$15,121	20,709
Securities available for sale:
Mortgage-backed and related securities (amortized cost $7,748 and $8,159)	7,743	8,023
Other marketable securities (amortized cost $73,035 and $73,343)	72,189	71,957
	79,932	79,980

Loans held for sale	3,292	3,444
Loans receivable, net	599,462	586,688
Accrued interest receivable	2,326	2,356
Real estate, net	444	414
Federal Home Loan Bank stock, at cost	853	867
Mortgage servicing rights, net	1,831	1,855
Premises and equipment, net	9,551	9,635
Goodwill	802	802
Core deposit intangible	231	255
Prepaid expenses and other assets	6,446	2,668
Deferred tax asset, net	2,454	2,642
Total assets	$722,745	712,315

Liabilities and Stockholders’ Equity
Deposits	$626,592	623,352
Accrued interest payable	332	346
Customer escrows	2,637	1,448
Accrued expenses and other liabilities	7,834	4,022
Total liabilities	637,395	629,168
Commitments and contingencies
Stockholders’ equity:
Serial-preferred stock: ($.01 par value) authorized 500,000 shares; issued 0	0	0
Common stock ($.01 par value): authorized 16,000,000 shares; issued 9,128,662	91	91
Additional paid-in capital	40,076	40,090
Retained earnings, subject to certain restrictions	101,374	99,754
Accumulated other comprehensive loss	(612)	(1,096)
Unearned employee stock ownership plan shares	(1,788)	(1,836)
Treasury stock, at cost 4,286,516 and 4,292,838 shares	(53,791)	(53,856)
Total stockholders’ equity	85,350	83,147
Total liabilities and stockholders’ equity	$722,745	712,315

 See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2019	2018
Interest income:
Loans receivable	$7,268	6,778
Securities available for sale:
Mortgage-backed and related	46	42
Other marketable	292	272
Other	126	66
Total interest income	7,732	7,158

Interest expense:
Deposits	690	468
Advances and other borrowings	0	2
Total interest expense	690	470
Net interest income	7,042	6,688
Provision for loan losses	27	(125)
Net interest income after provision for loan losses	7,015	6,813

Non-interest income:
Fees and service charges	700	766
Loan servicing fees	315	301
Gain on sales of loans	379	444
Other	297	265
Total non-interest income	1,691	1,776

Non-interest expense:
Compensation and benefits	3,910	3,824
Occupancy and equipment	1,060	1,097
Data processing	301	295
Professional services	272	249
Other	903	1,089
Total non-interest expense	6,446	6,554
Income before income tax expense	2,260	2,035
Income tax expense	640	590
Net income	1,620	1,445
Other comprehensive income (loss), net of tax	484	(346)
Comprehensive income available to common shareholders	$2,104	1,099
Basic earnings per share	$0.35	0.34
Diluted earnings per share	$0.35	0.29

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders' Equity

For the Three Month Period Ended March 31, 2019 and 2018

(unaudited)

					Unearned
					Employee
				Accumulated	Stock		Total
		Additional		Other	Ownership		Stock-
	Common	Paid-In	Retained	Comprehensive	Plan	Treasury	Holders’
(Dollars in thousands)	Stock	Capital	Earnings	Loss	Shares	Stock	Equity
Balance, December 31, 2018	$91	40,090	99,754	(1,096)	(1,836)	(53,856)	83,147
Net income			1,620				1,620
Other comprehensive income				484			484
Restricted stock awards		(110)				110	0
Stock awards withheld for tax withholding						(45)	(45)
Amortization of restricted stock awards		42					42
Earned employee stock ownership plan shares		54			48		102
Balance, March 31, 2019	$91	40,076	101,374	(612)	(1,788)	(53,791)	85,350

See accompanying notes to consolidated financial statements.

					Unearned
					Employee
				Accumulated	Stock		Total
		Additional		Other	Ownership		Stock-
	Common	Paid-In	Retained	Comprehensive	Plan	Treasury	Holders’
(Dollars in thousands)	Stock	Capital	Earnings	Loss	Shares	Stock	Equity
Balance, December 31, 2017	$91	50,623	91,448	(957)	(2,030)	(58,357)	80,818
Amounts reclassified from accumulated other comprehensive loss			71	(71)			0
Net income			1,445				1,445
Other comprehensive loss				(346)			(346)
Stock compensation expense		4					4
Restricted stock awards		(174)				174	0
Amortization of restricted stock awards		39					39
Earned employee stock ownership plan shares		48			48		96
Balance, March 31, 2018	$91	50,540	92,964	(1,374)	(1,982)	(58,183)	82,056

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018
Cash flows from operating activities:
Net income	$1,620	1,445
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	27	(125)
Depreciation	273	258
Amortization of (discounts) premiums, net	(4)	28
Amortization of deferred loan fees	13	19
Amortization of core deposit intangible	24	25
Amortization of purchased loan fair value adjustments	(8)	(12)
Amortization of mortgage servicing rights	140	126
Capitalized mortgage servicing rights	(116)	(126)
Securities gains	(24)	(18)
Gain on sales of loans	(379)	(444)
Proceeds from sale of loans held for sale	13,599	17,291
Disbursements on loans held for sale	(12,370)	(13,558)
Amortization of restricted stock awards	42	39
Amortization of unearned employee stock ownership plan shares	48	48
Earned employee stock ownership plan shares priced above original cost	54	48
Stock option compensation expense	0	4
Decrease in accrued interest receivable	30	240
(Decrease) increase in accrued interest payable	(14)	51
Decrease (increase) in other assets	668	(457)
Decrease in other liabilities	(572)	(616)
Other, net	1	(4)
Net cash provided by operating activities	3,052	4,262
Cash flows from investing activities:
Principal collected on securities available for sale	443	384
Proceeds collected on maturities of securities available for sale	300	310
Purchases of securities available for sale	0	(4,888)
Purchase of Federal Home Loan Bank stock	0	(322)
Redemption of Federal Home Loan Bank stock	14	272
Net increase in loans receivable	(13,592)	(9,580)
Purchases of premises and equipment	(189)	(378)
Net cash used by investing activities	(13,024)	(14,202)
Cash flows from financing activities:
Increase (decrease) in deposits	3,240	(1,796)
Stock awards withheld for tax withholding	(45)	0
Proceeds from borrowings	0	6,800
Repayment of borrowings	0	(6,800)
Increase in customer escrows	1,189	748
Net cash provided (used) by financing activities	4,384	(1,048)
Decrease in cash and cash equivalents	(5,588)	(10,988)
Cash and cash equivalents, beginning of period	20,709	37,564
Cash and cash equivalents, end of period	$15,121	26,576
Supplemental cash flow disclosures:
Cash paid for interest	$704	420
Cash paid for income taxes	0	427
Supplemental noncash flow disclosures:
Loans transferred to loans held for sale	759	3,719
Transfer of loans to real estate	30	74
Right to use assets and lease obligations	4,387	0

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

(2)  Basis of Preparation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of comprehensive income, consolidated statement of stockholders' equity and consolidated statements of cash flows in conformity with U.S. Generally Accepted Accounting Principles (GAAP). However, all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The results of operations for the three month period ended March 31, 2019 are not necessarily indicative of the results which may be expected for the entire year.

(3)  New Accounting Standards

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this ASU affect all entities that measure credit losses on financial instruments including loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial asset that has a contractual right to receive cash that is not specifically excluded. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this ASU replace the incurred loss impairment methodology required in current GAAP with a methodology that reflects expected credit losses that requires consideration of a broader range of reasonable and supportable information to estimate credit losses. The amendments in this ASU will affect entities to varying degrees depending on the credit quality of the assets held by the entity, the duration of the assets held, and how the entity applies the current incurred loss methodology. The amendments in this ASU, for public business entities that are filers with the Securities and Exchange Commission (SEC), are effective for fiscal years beginning after December 15, 2019, including interim periods within those annual periods. All entities may adopt the amendments in the ASU early as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Amendments should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Management has accumulated the charge off information necessary to calculate the appropriate life of loan loss percentages for the various loan categories, has identified several key metrics to help identify and project anticipated changes in the credit quality of our loan portfolio upon enactment, and is in the process of evaluating the determination of potential qualitative reserve amounts and the impact that the adoption of this ASU in the first quarter of 2020 will have on the Company’s consolidated financial statements.

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

The following table summarizes the assets of the Company for which fair values are determined on a recurring basis as of March 31, 2019 and December 31, 2018.

	Carrying value at March 31, 2019
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale	$79,932	0	79,932	0
Mortgage loan commitments	99	0	99	0
Total	$80,031	0	80,031	0

	Carrying value at December 31, 2018
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale	$79,980	0	79,980	0
Mortgage loan commitments	40	0	40	0
Total	$80,020	0	80,020	0

There were no transfers between Levels 1, 2, or 3 during the three months ended March 31, 2019.

The Company may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of the lower-of-cost-or-market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis that were still held at March 31, 2019 and December 31, 2018, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at March 31, 2019 and December 31, 2018.

	Carrying value at March 31, 2019
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Three months ended March 31, 2019 Total losses
Loans held for sale	$3,292	0	3,292	0	(2)
Mortgage servicing rights, net	1,831	0	1,831	0	0
Loans(1)	2,671	0	2,671	0	(87)
Real estate, net(2)	444	0	444	0	0
Total	$8,238	0	8,238	0	(89)

	Carrying value at December 31, 2018
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Year ended December 31, 2018 Total gains (losses)
Loans held for sale	$3,444	0	3,444	0	45
Mortgage servicing rights, net	1,855	0	1,855	0	0
Loans(1)	2,902	0	2,902	0	(97)
Real estate, net(2)	414	0	414	0	0
Total	$8,615	0	8,615	0	(52)

(1)	Represents carrying value and related write-downs of loans for which adjustments are based on the appraised value of the collateral. The carrying value of loans fully charged-off is zero.
(2)	Represents the fair value and related losses of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

(5)   Fair Value of Financial Instruments

ASC 825, Disclosures about Fair Values of Financial Instruments requires interim reporting period disclosure about the fair value of financial instruments, including assets, liabilities and off-balance sheet items for which it is practicable to estimate fair value. The fair value estimates are made as of March 31, 2019 and December 31, 2018 based upon relevant market information, if available, and upon the characteristics of the financial instruments themselves. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based upon judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors.

The estimated fair value of the Company’s financial instruments as of March 31, 2019 and December 31, 2018 are shown below.

	March 31, 2019						December 31, 2018
			Fair value hierarchy						Fair value hierarchy
(Dollars in thousands)	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3	Contract amount	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3	Contract amount
Financial assets:
Cash and cash equivalents	$15,121	15,121	15,121				20,709	20,709	20,709
Securities available for sale	79,932	79,932		79,932			79,980	79,980		79,980
Loans held for sale	3,292	3,292		3,292			3,444	3,444		3,444
Loans receivable, net	599,462	593,230		593,230			586,688	578,978		578,978
Federal Home Loan Bank stock	853	853		853			867	867		867
Accrued interest receivable	2,326	2,326		2,326			2,356	2,356		2,356
Financial liabilities:
Deposits	626,592	620,967		620,967			623,352	617,722		617,722
Accrued interest payable	332	332		332			346	346		346
Off-balance sheet financial instruments:
Commitments to extend credit	99	99				157,000	40	40				146,978
Commitments to sell loans	(54)	(54)				9,757	(56)	(56)				7,289

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

Loans Receivable, net

The fair value of the loan portfolio, with the exception of the adjustable rate portfolio, was calculated by discounting the scheduled cash flows through the estimated maturity using anticipated prepayment speeds and using discount rates that reflect the credit and interest rate risk inherent in each loan portfolio. The fair value of the adjustable loan portfolio was estimated by grouping the loans with similar characteristics and comparing the characteristics of each group to the prices quoted for similar types of loans in the secondary market. The fair value disclosures for both the fixed and adjustable rate portfolios were adjusted to reflect the exit price amount anticipated to be received from the sale of the portfolio in an open market transaction.

Federal Home Loan Bank Stock

The carrying amount of Federal Home Loan Bank (FHLB) stock approximates its fair value.

Accrued Interest Receivable

The carrying amount of accrued interest receivable approximates its fair value since it is short-term in nature and does not present unanticipated credit concerns.

Deposits

The fair value of demand deposits, savings accounts and certain money market account deposits is the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities. The fair value disclosures for all of the deposits were adjusted to reflect the exit price amount anticipated to be received from the sale of the deposits in an open market transaction.

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

	For the period ended March 31,
(Dollars in thousands)	2019			2018
Securities available for sale:	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Net unrealized gains (losses) arising during the period	$671	187	484	(479)	(133)	(346)
Other comprehensive income (loss)	$671	187	484	(479)	(133)	(346)

(7)  Securities Available For Sale

The following table shows the gross unrealized losses and fair values for the securities available for sale portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2019 and December 31, 2018.

	Less Than Twelve Months			Twelve Months or More			Total
(Dollars in thousands)	# of Investments	Fair Value	Unrealized Losses	# of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2019
Mortgage backed securities:
Federal National Mortgage Association (FNMA)	0	$0	0	2	$3,657	(37)	$3,657	(37)
Collateralized mortgage obligations:
FNMA	0	0	0	1	191	(3)	191	(3)
Other marketable securities:
U.S. Government agency obligations	0	0	0	14	69,233	(740)	69,233	(740)
Municipal obligations	0	0	0	6	1,240	(4)	1,240	(4)
Corporate obligations	0	0	0	1	140	(1)	140	(1)
Corporate preferred stock	0	0	0	1	595	(105)	595	(105)
Total temporarily impaired securities	0	$0	0	25	$75,056	(890)	$75,056	(890)

	Less Than Twelve Months			Twelve Months or More			Total
(Dollars in thousands)	# of Investments	Fair Value	Unrealized Losses	# of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2018
Mortgage backed securities:
FNMA	0	$0	0	2	$3,769	(117)	$3,769	(117)
Federal Home Loan Mortgage Corporation (FHLMC)	1	4,060	(10)	0	0	0	4,060	(10)
Collateralized mortgage obligations:
FNMA	0	0	0	1	190	(9)	190	(9)
Other marketable securities:
U.S. Government agency obligations	0	0	0	14	68,735	(1,236)	68,735	(1,236)
Municipal obligations	3	498	(2)	8	1,467	(8)	1,965	(10)
Corporate obligations	0	0	0	1	172	(1)	172	(1)
Corporate preferred stock	0	0	0	1	560	(140)	560	(140)
Total temporarily impaired securities	4	$4,558	(12)	27	$74,893	(1,511)	$79,451	(1,523)

We review our investment portfolio on a quarterly basis for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the market liquidity for the investment, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer, and our intent and ability to hold the investment for a period of time sufficient to recover the temporary loss. The unrealized losses on impaired securities other than the corporate preferred stock are the result of changes in interest rates. The unrealized losses reported for the corporate preferred stock at March 31, 2019 relates to a single trust preferred security that was issued by the holding company of a small community bank. As of March 31, 2019 all payments were current on the trust preferred security and the issuer’s subsidiary bank was considered to be “well capitalized” based on its most recent regulatory filing. Based on a review of the issuer, it was determined that the trust preferred security was not other-than-temporarily impaired at March 31, 2019 as the Company does not intend to sell and has the intent and ability to hold it for a period of time sufficient to recover the temporary loss. Management believes that the Company will receive all principal and interest payments contractually due on the security and that the decrease in the market value is primarily due to a lack of liquidity in the market for trust preferred securities. Management will continue to monitor the credit risk of the issuer and may be required to recognize other-than-temporary impairment charges on this security in future periods.

A summary of securities available for sale at March 31, 2019 and December 31, 2018 is as follows:

(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
March 31, 2019
Mortgage-backed securities:
FNMA	$3,694	0	(37)	3,657
FHLMC	3,860	35	0	3,895
Collateralized mortgage obligations:
FNMA	194	0	(3)	191
	7,748	35	(40)	7,743
Other marketable securities:
U.S. Government agency obligations	69,973	0	(740)	69,233
Municipal obligations	2,075	4	(4)	2,075
Corporate obligations	142	0	(1)	141
Corporate preferred stock	700	0	(105)	595
Corporate equity	145	0	0	145
	73,035	4	(850)	72,189
	$80,783	39	(890)	79,932

December 31, 2018
Mortgage-backed securities:
FNMA	$3,886	0	(117)	3,769
FHLMC	4,074	0	(10)	4,064
Collateralized mortgage obligations:
FNMA	199	0	(9)	190
	8,159	0	(136)	8,023
Other marketable securities:
U.S. Government agency obligations	69,971	0	(1,236)	68,735
Municipal obligations	2,378	1	(10)	2,369
Corporate obligations	173	0	(1)	172
Corporate preferred stock	700	0	(140)	560
Corporate equity	121	0	0	121
	73,343	1	(1,387)	71,957
	$81,502	1	(1,523)	79,980

The following table indicates amortized cost and estimated fair value of securities available for sale at March 31, 2019 based upon contractual maturity adjusted for scheduled repayments of principal and projected prepayments of principal based upon current economic conditions and interest rates.

(Dollars in thousands)	Amortized Cost	Fair Value
Due less than one year	$7,356	7,303
Due after one year through five years	70,258	69,568
Due after five years through ten years	2,257	2,255
Due after ten years	767	661
No stated maturity	145	145

Total	$80,783	79,932

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

(8) Loans Receivable, Net

A summary of loans receivable at March 31, 2019 and December 31, 2018 is as follows:

(Dollars in thousands)	March 31, 2019	December 31, 2018
Single family	$109,210	110,698
Commercial real estate:
Real estate rental and leasing	198,379	195,564
Other	151,485	140,566
	349,864	336,130
Consumer	73,085	72,532
Commercial business	75,485	75,496
Total loans	607,644	594,856
Less:
Unamortized discounts	16	17
Net deferred loan costs	(507)	(535)
Allowance for loan losses	8,673	8,686
Total loans receivable, net	$599,462	586,688

(9) Allowance for Loan Losses and Credit Quality Information

The allowance for loan losses is summarized as follows:

(Dollars in thousands)	Single Family	Commercial Real Estate	Consumer	Commercial Business	Total
Balance, December 31, 2018	$833	4,869	1,622	1,362	8,686
Provision for losses	100	13	3	(89)	27
Charge-offs	0	0	(39)	(43)	(82)
Recoveries	0	10	2	30	42
Balance, March 31, 2019	$933	4,892	1,588	1,260	8,673

Balance, December 31, 2017	$900	5,073	1,630	1,708	9,311
Provision for losses	(68)	118	(145)	(30)	(125)
Charge-offs	(23)	0	(69)	0	(92)
Recoveries	0	7	7	21	35
Balance, March 31, 2018	$809	5,198	1,423	1,699	9,129

Allocated to:
Specific reserves	$98	451	172	73	794
General reserves	735	4,418	1,450	1,289	7,892
Balance, December 31, 2018	$833	4,869	1,622	1,362	8,686

Allocated to:
Specific reserves	$123	453	153	90	819
General reserves	810	4,439	1,435	1,170	7,854
Balance, March 31, 2019	$933	4,892	1,588	1,260	8,673

Loans receivable at December 31, 2018:
Individually reviewed for impairment	$1,226	1,311	856	303	3,696
Collectively reviewed for impairment	109,472	334,819	71,676	75,193	591,160
Ending balance	$110,698	336,130	72,532	75,496	594,856

Loans receivable at March 31, 2019:
Individually reviewed for impairment	$1,247	1,276	620	347	3,490
Collectively reviewed for impairment	107,963	348,588	72,465	75,138	604,154
Ending balance	$109,210	349,864	73,085	75,485	607,644

The following table summarizes the amount of classified and unclassified loans at March 31, 2019 and December 31, 2018:

	March 31, 2019
	Classified					Unclassified
(Dollars in thousands)	Special Mention	Substandard	Doubtful	Loss	Total	Total	Total Loans
Single family	$571	1,152	95	0	1,818	107,392	109,210
Commercial real estate:
Real estate rental and leasing	8,101	2,730	0	0	10,831	187,548	198,379
Other	5,201	5,039	0	0	10,240	141,245	151,485
Consumer	0	476	36	105	617	72,468	73,085
Commercial business	5,639	2,670	0	0	8,309	67,176	75,485
	$19,512	12,067	131	105	31,815	575,829	607,644

	December 31, 2018
	Classified					Unclassified
(Dollars in thousands)	Special Mention	Substandard	Doubtful	Loss	Total	Total	Total Loans
Single family	$150	1,771	40	0	1,961	108,737	110,698
Commercial real estate:
Real estate rental and leasing	5,564	4,805	0	0	10,369	185,195	195,564
Other	4,879	5,118	0	0	9,997	130,569	140,566
Consumer	0	709	41	106	856	71,676	72,532
Commercial business	6,647	2,761	0	0	9,408	66,088	75,496
	$17,240	15,164	81	106	32,591	562,265	594,856

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

The aging of past due loans at March 31, 2019 and December 31, 2018 are summarized as follows:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
March 31, 2019
Single family	$798	0	91	889	108,321	109,210	0
Commercial real estate:
Real estate rental and leasing	198	0	0	198	198,181	198,379	0
Other	273	0	0	273	151,212	151,485	0
Consumer	301	180	78	559	72,526	73,085	0
Commercial business	55	0	80	135	75,350	75,485	0
	$1,625	180	249	2,054	605,590	607,644	0

December 31, 2018
Single family	$680	325	77	1,082	109,616	110,698	0
Commercial real estate:
Real estate rental and leasing	0	0	0	0	195,564	195,564	0
Other	0	0	0	0	140,566	140,566	0
Consumer	391	100	279	770	71,762	72,532	0
Commercial business	21	0	0	21	75,475	75,496	0
	$1,092	425	356	1,873	592,983	594,856	0

Impaired loans include loans that are non-performing (non-accruing) and loans that have been modified in a troubled debt restructuring (TDR). The following table summarizes impaired loans and related allowances as of March 31, 2019 and December 31, 2018:

	March 31, 2019			December 31, 2018
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans with no related allowance recorded:
Single family	$438	457	0	458	477	0
Commercial real estate:
Other	25	1,681	0	25	1,682	0
Consumer	382	382	0	515	515	0

Loans with an allowance recorded:
Single family	809	809	123	768	768	98
Commercial real estate:
Real estate rental and leasing	199	199	21	201	201	21
Other	1,052	1,052	432	1,085	1,085	430
Consumer	238	238	153	341	341	172
Commercial business	347	899	90	303	854	73

Total:
Single family	1,247	1,266	123	1,226	1,245	98
Commercial real estate:
Real estate rental and leasing	199	199	21	201	201	21
Other	1,077	2,733	432	1,110	2,767	430
Consumer	620	620	153	856	856	172
Commercial business	347	899	90	303	854	73
	$3,490	5,717	819	3,696	5,923	794

The following table summarizes the average recorded investment and interest income recognized on impaired loans during the three months ended March 31, 2019 and 2018:

	March 31, 2019		March 31, 2018
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance recorded:
Single family	$448	4	424	6
Commercial real estate:
Real estate rental and leasing	0	0	35	0
Other	25	30	95	24
Consumer	449	2	409	2

Loans with an allowance recorded:
Single family	789	3	924	0
Commercial real estate:
Real estate rental and leasing	200	0	0	0
Other	1,069	0	1,314	0
Consumer	290	3	461	3
Commercial business	325	1	494	2

Total:
Single family	1,237	7	1,348	6
Commercial real estate:
Real estate rental and leasing	200	0	35	0
Other	1,094	30	1,409	24
Consumer	739	5	870	5
Commercial business	325	1	494	2
	$3,595	43	4,156	37

At March 31, 2019 and December 31, 2018, non-accruing loans totaled $2.5 million and $2.7 million, respectively, for which the related allowance for loan losses was $0.7 million for both quarters. All of the interest income recognized for non-accruing loans was recognized using the cash basis method of income recognition. Non-accruing loans for which no specific allowance has been recorded, because management determined that the value of the collateral was sufficient to repay the loan, totaled $0.3 million and $0.4 million, at March 31, 2019 and December 31, 2018, respectively. Non-accrual loans also include certain loans that have had terms modified in a TDR.

The non-accrual loans at March 31, 2019 and December 31, 2018 are summarized as follows:

(Dollars in thousands)	March 31, 2019	December 31, 2018

Single family	$751	$730
Commercial real estate:
Real estate rental and leasing	199	201
Other	1,077	1,110
Consumer	283	489
Commercial business	212	148
	$2,522	$2,678

At March 31, 2019 and December 31, 2018, there were loans included in loans receivable, net, with terms that had been modified in a TDR totaling $2.4 million and $2.5 million, respectively. Loans that were restructured in the first quarter of 2019 were not material. Of the loans that were restructured in the first quarter of 2018, $0.1 million were classified but performing, and $1.3 million were non-performing at March 31, 2018.

The following table summarizes TDRs at March 31, 2019 and December 31, 2018:

	March 31, 2019			December, 31, 2018
(Dollars in thousands)	Accruing	Non-Accrual	Total	Accruing	Non-Accrual	Total
Single family	$496	158	654	496	140	636
Commercial real estate	0	1,077	1,077	0	1,110	1,110
Consumer	337	171	508	367	155	522
Commercial business	135	49	184	155	53	208
	$968	1,455	2,423	1,018	1,458	2,476

As of March 31, 2019, the Bank had commitments to lend an additional $0.8 million to a borrower who has TDR and non-accrual loans. These additional funds are for the construction of single family homes with a maximum loan-to-value ratio of 75%. These loans are secured by the home under construction. At December 31, 2018, there were commitments to lend additional funds of $0.9 million to this same borrower.

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

When a loan is modified in a TDR, there may be a direct, material impact on the loans within the consolidated balance sheets, as principal balances may be partially forgiven. The financial effects of TDRs are presented in the following table and represent the difference between the outstanding recorded balance pre-modification and post-modification, for the three months ended March 31, 2019 and March 31, 2018.

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Single family	1	$21	24	1	$55	58
Commercial real estate:
Real estate rental and leasing	0	0	0	1	54	54
Other	0	0	0	1	1,274	1,274
Consumer	2	26	26	4	117	118
Commercial business	0	0	0	1	70	70
Total	3	$47	50	8	$1,570	1,574

There were no loans that were restructured within the twelve months preceding March 31, 2019 and March 31, 2018 that defaulted during the three months ended March 31, 2019 and March 31, 2018.

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

TDRs are reviewed for impairment following the same methodology as other impaired loans. For loans that are collateral-dependent, the value of the collateral is reviewed and additional reserves may be added as needed. Loans that are not collateral-dependent may have additional reserves established if deemed necessary. The reserves for TDRs were $0.6 million, or 7.0%, of the total $8.7 million in loan loss reserves at March 31, 2019 and $0.6 million, or 7.2%, of the total $8.7 million in loan loss reserves at December 31, 2018.

The following is additional information with respect to loans acquired through acquisitions:

(Dollars in thousands)	Contractual Principal Receivable	Accretable Difference	Net Carrying Amount
Purchased performing loans:
Balance at December 31, 2018	$7,313	(182)	7,131
Change due to payments/refinances	(203)	9	(194)
Balance at March 31, 2019	$7,110	(173)	6,937

(Dollars in thousands)	Contractual Principal Receivable	Non-Accretable Difference	Net Carrying Amount
Purchased credit impaired loans:
Balance at December 31, 2018	$188	(6)	182
Change due to payments/refinances	(2)	1	(1)
Balance at March 31, 2019	$186	(5)	181

The Company has loans for which there was at acquisition evidence of deterioration of credit quality since origination and for which it was probable at acquisition that all contractually required payments would not be collected. The carrying amount of those loans as of March 31, 2019 was $0.2 million.

No provision for loan losses was recognized during the period ended March 31, 2019 related to acquired loans as there was no significant change to the credit quality of those loans.

(10) Intangible Assets

The Company’s intangible assets consist of core deposit intangibles, goodwill, and mortgage servicing rights. A summary of mortgage servicing activity is as follows:

(Dollars in thousands)	Three Months ended March 31, 2019	Twelve Months ended December 31, 2018	Three Months ended March 31, 2018
Balance, beginning of period	$1,855	1,724	1,724
Originations	116	682	126
Amortization	(140)	(551)	(126)
Balance, end of period	$1,831	1,855	1,724
Fair value of mortgage servicing rights	$3,702	3,901	3,458

All of the loans sold where the Company continues to service the loans are serviced for FNMA under the individual loan sale program. The following is a summary of the risk characteristics of the loans being serviced for FNMA at March 31, 2019.

		Weighted	Weighted
	Loan	Average	Average
	Principal	Interest	Remaining	Number
(Dollars in thousands)	Balance	Rate	Term (months)	of Loans
Original term 30 year fixed rate	$304,600	4.19%	306	2,333
Original term 15 year fixed rate	91,584	3.19	128	951
Adjustable rate	53	4.38	266	2

The gross carrying amount of intangible assets and the associated accumulated amortization at March 31, 2019 and 2018 is presented in the following table. Amortization expense for intangible assets was $164,000 and $151,000 for the three month periods ended March 31, 2019 and 2018, respectively.

	March 31, 2019
	Gross		Unamortized
	Carrying	Accumulated	Intangible
(Dollars in thousands)	Amount	Amortization	Assets
Mortgage servicing rights	$4,565	(2,734)	1,831
Core deposit intangible	574	(343)	231
Goodwill	802	0	802
Total	$5,941	(3,077)	2,864

	March 31, 2018
	Gross		Unamortized
	Carrying	Accumulated	Intangible
(Dollars in thousands)	Amount	Amortization	Assets
Mortgage servicing rights	$4,282	(2,558)	1,724
Core deposit intangible	574	(244)	330
Goodwill	802	0	802
Total	$5,658	(2,802)	2,856

The following table indicates the estimated future amortization expense for intangible assets:

(Dollars in thousands)	Mortgage Servicing Rights	Core Deposit Intangible	Total Intangible Assets
Year ending December 31,
2019	$355	75	430
2020	402	99	501
2021	358	47	405
2022	299	10	309
2023	222	0	222
Thereafter	195	0	195
Total	$1,831	231	2,062

Projections of amortization are based on existing asset balances and the existing interest rate environment as of March 31, 2019. The Company’s actual experience may be significantly different depending upon changes in mortgage interest rates and other market conditions.

(11)  Leases

On January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842) and a $4.5 million right-of-use asset and an offsetting lease payment obligation liability were recorded on the consolidated balance sheet in other assets and other liabilities, respectively.

Operating lease right-of-use assets represent our right to use an underlying asset during the lease term and operating lease liabilities represent our obligation to make lease payments arising from the lease.   Right-of-use assets and operating lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents the Company’s incremental borrowing rate at the lease commencement date.  Because the Company only has operating leases and the right-of-use asset is offset by a lease payment obligation liability, the lease payments are the only amount that is recorded in occupancy expense in the consolidated statements of comprehensive income.

The Company’s leases relate to office space and bank branches with remaining lease terms between 1 and 6 years.  Certain leases contain extension options which typically range from 3 to 10 years.  Because these extension options are not considered reasonably certain of exercise, they are not included in the lease term.  As of March 31, 2019, right-of-use assets and operating lease liabilities were $4.4 million.

The table below summarizes our net lease cost:

(Dollars in thousands)	Three Months Ended March 31, 2019
Operating lease cost.	$225

The table below summarizes other information related to our operating leases:

(Dollars in thousands)	Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$225
Weighted-average remaining lease term – operating leases, in years	5.4
Weighted-average discount rate – operating leases	2.60%

The table below summarizes the maturity of remaining lease liabilities:

(Dollars in thousands)	March 31, 2019
2019	$662
2020	858
2021	853
2022	889
2023	764
2024 and thereafter	685
Total lease payments	4,711
Less: Interest	(324)
Present value of lease liabilities	$4,387

(12) Earnings per Common Share

The following table reconciles the weighted average shares outstanding and the earnings available to common shareholders used for basic and diluted earnings per common share:

	Three months ended
(Dollars in thousands, except per share data)	March 31, 2019	March 31, 2018
Weighted average number of common shares outstanding used in basic earnings per common share calculation	4,598,234	4,236,861
Net dilutive effect of:
Restricted stock awards, options, and warrants	28,503	665,389
Weighted average number of shares outstanding adjusted for effect of dilutive securities	4,626,737	4,902,250
Income available to common shareholders	$1,620	1,445
Basic earnings per common share	$0.35	0.34
Diluted earnings per common share	$0.35	0.29

(13) Regulatory Capital and Oversight

The Company and the Bank are subject to the Basel III regulatory capital requirements. The Basel III requirements, among other things, (i) apply a set of capital requirements to the Bank (the Company is exempt, pursuant to the Small Bank Holding Company Policy Statement (Policy Statement) described below), including requirements relating to common equity as a component of core capital, (ii) implement a “capital conservation buffer” against risk and a higher minimum Tier 1 capital requirement, and (iii) set forth rules for calculating risk-weighted assets for purposes of such requirements. The rules made corresponding revisions to the prompt corrective action framework and include capital ratios and buffer requirements which became fully phased in on January 1, 2019. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

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

The Bank’s average total assets for the first quarter of 2019 were $723.0 million, its adjusted total assets were $721.8 million, and its risk-weighted assets were $622.7 million. The following table presents the Bank’s capital amounts and ratios at March 31, 2019 for actual capital, required capital and excess capital, including ratios in order to qualify as being well capitalized under the Prompt Corrective Actions regulations.

	Actual		Required to be Adequately Capitalized		Excess Capital		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Percent of Assets(1)	Amount	Percent of Assets(1)	Amount	Percent of Assets(1)	Amount	Percent of Assets(1)
March 31, 2019
Common equity Tier 1 capital	$81,340	13.06%	$28,020	4.50%	$53,320	8.56%	$40,473	6.50%
Tier 1 leverage	81,340	11.27	28,871	4.00	52,469	7.27	36,089	5.00
Tier 1 risk-based capital	81,340	13.06	37,360	6.00	43,980	7.06	49,813	8.00
Total risk-based capital	89,134	14.31	49,813	8.00	39,321	6.31	62,267	10.00

(1) Based upon the Bank’s adjusted total assets for the purpose of the Tier 1 leverage capital ratio and risk-weighted assets for the purpose of the risk-based capital ratios.

The Bank must maintain a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. On January 1, 2019, the capital conservation buffer amount increased to 2.50% and is fully phased in. Management believes that, as of March 31, 2019, the Bank’s capital ratios were in excess of those quantitative capital ratio standards set forth under the current prompt corrective action regulations, including the capital conservation buffer described above. However, there can be no assurance that the Bank will continue to maintain such status in the future. The Office of the Comptroller of the Currency has extensive discretion in its supervisory and enforcement activities, and can adjust the requirement to be “well-capitalized” in the future.

(14) Stockholders’ Equity

The Company may repurchase up to $6 million of its common stock under the existing share repurchase program. The Company did not repurchase any shares of its common stock in the open market under the share repurchase program or pay any dividends on its common stock during the first quarter of 2019.

(15) Commitments

The Bank issues standby letters of credit which guarantee the performance of customers to third parties. The standby letters of credit issued and available at March 31, 2019 were approximately $3.2 million, expire over the next 42 months, and are collateralized primarily with commercial real estate mortgages. Since the conditions under which the Bank is required to fund the standby letters of credit may not materialize, the cash requirements are expected to be less than the total outstanding commitments.

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

(Dollars in thousands)	Home Federal Savings Bank	Other	Eliminations	Consolidated Total

At or for the quarter ended March 31, 2019:
Interest income - external customers	$7,732	0	0	7,732
Non-interest income - external customers	1,691	0	0	1,691
Intersegment non-interest income	59	1,762	(1,821)	0
Interest expense	690	0	0	690
Non-interest expense	6,332	173	(59)	6,446
Income tax expense (benefit)	671	(31)	0	640
Net income	1,762	1,620	(1,762)	1,620
Total assets	721,736	85,546	(84,537)	722,745

At or for the quarter ended March 31, 2018:
Interest income - external customers	$7,158	0	0	7,158
Non-interest income - external customers	1,776	0	0	1,776
Intersegment non-interest income	53	1,594	(1,647)	0
Interest expense	470	0	0	470
Non-interest expense	6,425	182	(53)	6,554
Income tax expense (benefit)	623	(33)	0	590
Net income	1,594	1,445	(1,594)	1,445
Total assets	722,158	83,309	(83,128)	722,339

HMN FINANCIAL, INC.
Item 2:	MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Information

Safe Harbor Statement

This quarterly report and other reports filed by the Company with the SEC may contain forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are often identified by such forward-looking terminology as “expect,” “intend,” “look,” “believe,” “anticipate,” “estimate,” “project,” “seek,” “may,” “will,” “would,” “could,” “should,” “trend,” “target,” and “goal” or similar statements or variations of such terms and include, but are not limited to, those relating to growing our core deposit relationships and loan balances, enhancing the financial performance of our core banking operations, maintaining credit quality, reducing non-performing assets, and generating improved financial results (including profitability); the adequacy and amount of available liquidity and capital resources to the Bank; the Company’s liquidity and capital requirements; our expectations for core capital and our strategies and potential strategies for maintenance thereof; improvements in loan production; changes in the size of the Bank’s loan portfolio; the amount of the Bank’s non-performing assets and the appropriateness of the allowance therefor; anticipated future levels of the provision for loan losses; future losses on non-performing assets; the amount and composition of interest-earning assets; the amount of yield enhancements relating to non-accruing and purchased loans; the amount and composition of non-interest and interest-bearing liabilities; the availability of alternate funding sources; the payment of dividends by HMN; the future outlook for the Company; the amount of deposits that will be withdrawn from checking and money market accounts and how the withdrawn deposits will be replaced; the projected changes in net interest income based on rate shocks; the range that interest rates may fluctuate over the next twelve months; the net market risk of interest rate shocks; the future outlook for the issuer of the trust preferred securities held by the Bank; the anticipated results of litigation and our assessment of the impact on our financial statements; the ability of the Bank to pay dividends to HMN; the ability to remain well capitalized; the impact of new accounting pronouncements; and compliance by the Bank with regulatory standards generally (including the Bank’s status as “well-capitalized”) and other supervisory directives or requirements to which the Company or the Bank are or may become expressly subject, specifically, and possible responses of the Office of the Comptroller of the Currency (OCC), Board of Governors of the Federal Reserve System (FRB), the Bank, and the Company to any failure to comply with any such regulatory standard, directive or requirement.

A number of factors could cause actual results to differ materially from the Company’s assumptions and expectations. These include but are not limited to the adequacy and marketability of real estate and other collateral securing loans to borrowers; federal and state regulation and enforcement; possible legislative and regulatory changes, including changes to regulatory capital rules; the ability of the Bank to comply with other applicable regulatory capital requirements; enforcement activity of the OCC and FRB in the event of our non-compliance with any applicable regulatory standard or requirement; adverse economic, business and competitive developments such as shrinking interest margins, reduced collateral values, deposit outflows, changes in credit or other risks posed by the Company’s loan and investment portfolios; changes in costs associated with traditional and alternate funding sources, including changes in collateral advance rates and policies of the Federal Home Loan Bank (FHLB); technological, computer-related or operational difficulties; results of litigation; reduced demand for financial services and loan products; changes in accounting policies and guidelines, or monetary and fiscal policies of the federal government or tax laws; international economic developments; the Company’s access to and adverse changes in securities markets; the market for credit related assets; the future operating results, financial condition, cash flow requirements and capital spending priorities of the Company and the Bank; the availability of internal and, as required, external sources of funding; our ability to attract and retain employees; or other significant uncertainties. Additional factors that may cause actual results to differ from the Company’s assumptions and expectations include those set forth in the Company’s most recent filings on Form 10-K and 10-Q with the SEC. All forward-looking statements are qualified by, and should be considered in conjunction with, such cautionary statements. For additional discussion of the risks and uncertainties applicable to the Company, see the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and Part II, Item 1A. of its subsequently filed quarterly reports on Form 10-Q. All statements in this Form 10-Q, including forward-looking statements, speak only as of the date they are made, and we undertake no duty to update any of the forward-looking statements after the date of this quarterly report on Form 10-Q.

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

The appropriateness of the allowance for loan losses is dependent upon management’s estimates of variables affecting valuation, appraisals of collateral, evaluations of performance and status, and the amounts and timing of future cash flows expected to be received on impaired loans. Such estimates, appraisals, evaluations and cash flows may be subject to adjustments due to changing economic prospects of borrowers or properties. The fair market value of collateral dependent loans is typically based on the appraised value of the property less estimated selling costs. The estimates are reviewed periodically and adjustments, if any, are recorded in the provision for loan losses in the periods in which the adjustments become known. Because of the size of some loans, changes in estimates can have a significant impact on the loan loss provision. The allowance is allocated to individual loan categories based upon the relative risk characteristics of the loan portfolios and the actual loss experience. The Company increases its allowance for loan losses by charging the provision for loan losses against income and by receiving recoveries of previously charged off loans. The Company decreases its allowance by crediting the provision for loan losses and recording loan charge-offs. The methodology for establishing the allowance for loan losses takes into consideration probable losses that have been identified in connection with specific loans as well as losses in the loan portfolio that have not been specifically identified. Although management believes that based on current conditions the allowance for loan losses is maintained at an appropriate amount to provide for probable loan losses inherent in the portfolio as of the balance sheet dates, future conditions may differ substantially from those anticipated in determining the allowance for loan losses and adjustments may be required in the future.

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2019 COMPARED TO THE QUARTER ENDED MARCH 31, 2018

Net Income

Net income was $1.6 million for the first quarter of 2019, an increase of $0.2 million compared to net income of $1.4 million for the first quarter of 2018. Diluted earnings per share for the first quarter of 2019 was $0.35, an increase of $0.06 from diluted earnings per share of $0.29 for the first quarter of 2018. The increase in net income between the periods was due primarily to the $0.3 million increase in net interest income that was partially offset by a $0.1 million increase in the provision for loan losses. Net interest income increased primarily because of the higher interest amounts earned on loans and cash balances as a result of the increase in the federal funds rate between the periods. The provision for loan losses increased between the periods primarily because of an increase in loan growth that was partially offset by the overall improved credit quality of the loan portfolio.

Net Interest Income

Net interest income was $7.0 million for the first quarter of 2019, an increase of $0.3 million, or 5.3%, compared to $6.7 million for the first quarter of 2018. Interest income was $7.7 million for the first quarter of 2019, an increase of $0.5 million, or 8.0%, from $7.2 million for the first quarter of 2018. Interest income increased primarily because of the higher interest amounts earned on loans and cash balances as a result of the increase in the federal funds rate between the periods and a $7.5 million increase in the average interest-earning assets held between the periods. The average yield earned on interest-earning assets was 4.52% for the first quarter of 2019, an increase of 29 basis points from 4.23% for the first quarter of 2018.

Interest expense was $0.7 million for the first quarter of 2019, an increase of $0.2 million, or 46.8%, compared to $0.5 million for the first quarter of 2018. The average interest rate paid on non-interest and interest-bearing liabilities was 0.45% for the first quarter of 2019, an increase of 14 basis points from 0.31% for the first quarter of 2018. The increase in the interest paid on non-interest and interest-bearing liabilities was primarily because of the increase in the federal funds rate between the periods, which increased the cost of deposits, and a $6.2 million increase in the average non-interest and interest-bearing liabilities held between the periods.

Net interest margin (net interest income divided by average interest-earning assets) for the first quarter of 2019 was 4.11%, an increase of 16 basis points, compared to 3.95% for the first quarter of 2018. The increase in the net interest margin is primarily related to the increase in interest income as a result of the increase in the federal funds rate between the periods.

A summary of the Company’s net interest margin for the three-month periods ended March 31, 2019 and 2018 is as follows:

	For the three-month period ended
	March 31, 2019			March 31, 2018
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
Interest-earning assets:
Securities available for sale	$78,794	338	1.74%	$78,274	314	1.63%
Loans held for sale	1,187	12	4.17	1,063	11	4.38
Mortgage loans, net	115,854	1,261	4.41	113,612	1,122	4.00
Commercial loans, net	400,905	5,060	5.12	400,488	4,768	4.83
Consumer loans, net	72,572	935	5.22	72,390	877	4.91
Other	25,008	126	2.04	20,958	66	1.28
Total interest-earning assets	694,320	7,732	4.52	686,785	7,158	4.23

Interest-bearing liabilities:
Checking	97,692	24	0.10	94,472	10	0.04
Savings	78,496	15	0.08	77,174	15	0.08
Money market	181,570	270	0.60	185,585	186	0.41
Certificates	114,196	381	1.35	111,702	257	0.93
Advances and other borrowings	0	0	0.00	569	2	1.71
Total interest-bearing liabilities	471,954			469,502
Non-interest checking	156,454			153,266
Other non-interest bearing deposits	2,062			1,541
Total interest-bearing liabilities and non-interest bearing deposits	$630,470	690	0.45	$624,309	470	0.31
Net interest income		$7,042			$6,688
Net interest rate spread			4.07%			3.92%
Net interest margin			4.11%			3.95%

Provision for Loan Losses

The provision for loan losses was $27,000 for the first quarter of 2019, an increase of $0.1 million compared to ($0.1) million for the first quarter of 2018. The provision for loan losses increased between the periods primarily because of the increased loan growth that was experienced in the first quarter of 2019 when compared to the first quarter of 2018. The increase in the provision related to loan growth in the first quarter of 2019 was partially offset by a reduction in the required reserves due to the improved credit quality of the loan portfolio.

A reconciliation of the Company’s allowance for loan losses for the first quarters of 2019 and 2018 is as follows:

(Dollars in thousands)	2019	2018

Balance at January 1,	$8,686	9,311
Provision	27	(125)
Charge offs:
Consumer	(39)	(68)
Single family	0	(24)
Commercial business	(43)	0
Recoveries	42	35
Balance at March 31,	$8,673	9,129

General allowance	$7,854	8,181
Specific allowance	819	948
	$8,673	9,129

Non-Interest Income

Non-interest income was $1.7 million for the first quarter of 2019, a decrease of $0.1 million, or 4.8%, from $1.8 million for the first quarter of 2018. Fees and service charges decreased $0.1 million between the periods due primarily to a decrease in debit card and overdraft fees. Gain on sales of loans decreased $0.1 million between the periods primarily because of a decrease in the gains recognized on the sale of commercial government guaranteed loans due to a decrease in originations and sales. These decreases in non-interest income were partially offset by a slight increase in other income related to the increase in the fees earned on the sales of uninsured investment products between the periods and a slight increase in loan servicing fees earned on single family loans that were serviced for others.

Non-Interest Expense

Non-interest expense was $6.4 million for the first quarter of 2019, a decrease of $0.2 million, or 1.6%, from $6.6 million for the first quarter of 2018. Other non-interest expenses decreased $0.2 million due primarily to a decrease in the losses incurred on deposit accounts between the periods. Occupancy and equipment expense decreased slightly between the periods due to a decrease in non-capitalized equipment purchases. These decreases in non-interest expense were partially offset by a $0.1 million increase in compensation and benefits expense due to annual salary increases and a slight increase in professional services expense due to an increase in legal expenses

Income Taxes

Income tax expense was $0.6 million for both the first quarter of 2019 and the first quarter of 2018.

FINANCIAL CONDITION

Non-Performing Assets

The following table summarizes the amounts and categories of non-performing assets in the Bank’s portfolio and loan delinquency information as of the end of the two most recently completed quarters.

	March 31,	December 31,
(Dollars in thousands)	2019	2018
Non-performing loans:
Single family	$751	$730
Commercial real estate	1,276	1,311
Consumer	283	489
Commercial business	212	148
Total	2,522	2,678

Foreclosed and repossessed assets:
Single family	$30	0
Commercial real estate	414	414
Total non-performing assets	$2,966	$3,092
Total as a percentage of total assets	0.41%	0.43%
Total non-performing loans	$2,522	$2,678
Total as a percentage of total loans receivable, net	0.42%	0.46%
Allowance for loan losses to non-performing loans	343.90%	324.27%

Delinquency data:
Delinquencies (1)
30+ days	$1,554	$1,453
90+ days	0	0
Delinquencies as a percentage of loan portfolio (1)
30+ days	0.25%	0.24%
90+ days	0.00%	0.00%

(1) Excludes non-accrual loans.

Total non-performing assets were $3.0 million at March 31, 2019, a decrease of $0.1 million, or 4.1%, from $3.1 million at December 31, 2018. Non-performing loans decreased $156,000 and foreclosed and repossessed assets increased $30,000 during the first quarter of 2019.

Dividends

The declaration of dividends is subject to, among other things, the Company's financial condition and results of operations, the Bank's compliance with regulatory capital requirements and other regulatory restrictions, tax considerations, industry standards, economic conditions, general business practices and other factors. The Company has not made any dividend payments to common stockholders during the three year period ending March 31, 2019.

LIQUIDITY AND CAPITAL RESOURCES

For the quarter ended March 31, 2019, the net cash provided by operating activities was $3.1 million. The Company collected $0.7 million in principal repayments and maturities on securities during the quarter and received $1.2 million related to increases in customer escrows. The Company had a net increase in deposit balances of $3.2 million during the quarter. It also purchased $0.2 million of premises and equipment and loans receivable increased $13.6 million.

The Company has certificates of deposit with outstanding balances of $69.5 million that come due over the next 12 months. Based upon past experience, management anticipates that the majority of the deposits will renew for another term. The Company believes that cash outflows from deposits that do not renew will be replaced with a combination of other customer’s deposits or FHLB advances. FRB borrowings or proceeds from the sale of securities could also be used to fund unanticipated outflows of certificates of deposit.

The Company had two deposit customers with aggregate deposits greater than $5.0 million as of March 31, 2019. The $31.4 million in funds held by these customers may be withdrawn at any time, but management anticipates that the majority of these deposits will not be withdrawn from the Bank over the next twelve months. If these deposits are withdrawn, it is anticipated that they would be replaced with deposits from other customers or FHLB advances. FRB borrowings or proceeds from the sale of securities could also be used to replace unanticipated outflows of large checking and money market deposits.

The Company had the ability to borrow $170.7 million from the FHLB at March 31, 2019 based on the collateral value of the loans pledged. The credit policy of the FHLB relating to the collateral value of the loans collateralizing the available line of credit with the FHLB may change such that the current collateral pledged to secure future advances is no longer acceptable or the formulas for determining the excess pledged collateral may change. The FHLB could also reduce the amount of funds it will lend to the Bank. It is not anticipated that the Bank will need to find alternative funding sources in the next twelve months to replace the available borrowings from the FHLB. However, if needed, excess collateral currently pledged to the FHLB could be pledged to the FRB and the Bank could borrow additional funds, in excess of the $64.7 million that was available from the FRB at March 31, 2019, based on the increased collateral levels.

The Company’s primary source of cash is dividends from the Bank. At March 31, 2019, the Company had $2.5   million in cash and other assets that could readily be turned into cash. The primary use of cash by the Company is the payment of operating expenses.

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

The following table discloses the projected changes in the market value of the Company’s interest-earning assets and interest-bearing liabilities based upon incremental 100 basis-point changes in interest rates from interest rates in effect on March 31, 2019.

	Market Value
(Dollars in thousands)
Basis point change in interest rates	-200	-100	0	+100	+200
Total market risk sensitive assets	$727,794	715,095	702,462	689,235	675,920
Total market risk sensitive liabilities	664,721	622,788	584,503	550,894	522,053
Off-balance sheet financial instruments	(58)	(37)	0	(158)	(338)
Net market risk	$63,131	92,344	117,959	138,499	154,205
Percentage change from current market value	(46.48)%	(21.72)%	0.00%	17.41%	30.73%

The preceding table was prepared utilizing a model using the following assumptions (the Model Assumptions) regarding prepayment and decay ratios that were determined by management based upon their review of historical prepayment speeds and future prepayment projections. Fixed rate loans were assumed to prepay at annual rates of between 1% to 41%, depending on the note rate and the period to maturity. Adjustable rate mortgages (ARMs) were assumed to prepay at annual rates of between 4% and 58%, depending on the note rate and the period to maturity. Mortgage-backed securities were projected to have prepayments based upon the underlying collateral securing the instrument. Certificate accounts were assumed not to be withdrawn until maturity. Passbook accounts and money market accounts were assumed to decay at an annual rate of 3%, and 1%, respectively. Retail checking accounts, commercial checking accounts and money market accounts were assumed to decay at annual rates of 0%, 28% and 32%, respectively. Callable investments were projected to be called at the first call date where the projected interest rate on similar remaining term instruments was less than the interest rate on the callable investment.

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

Asset/Liability Management

The Company’s management reviews the impact that changing interest rates will have on its net interest income projected for the next twelve months to determine if its current level of interest rate risk is acceptable. The following table projects the estimated impact on net interest income during the twelve month period ending March 31, 2019 of immediate interest rate changes called rate shocks:

(Dollars in thousands)
Rate Shock in Basis Points	Projected Change in Net Interest Income	Percentage Change
+200	$2,007	6.93%
+100	1,009	3.49%
0	0	0.00%
-100	(1,204)	(4.16)%
-200	(2,792)	(9.65)%

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

From time to time, the Company is party to legal proceedings arising out of its lending and deposit operations. The Company is, and expects to become, engaged in foreclosure proceedings, collection actions, and other litigation as part of its normal banking activities. Among the various current litigation matters, the Company is involved in a bankruptcy litigation claim where the bankruptcy trustee is attempting to recover $3.9 million related to the principal and interest payments made to the Bank prior to the bankruptcy filing of a former customer of the Bank. Based on the Company’s current understanding of all of the outstanding legal matters, management does not believe that judgments or settlements arising from any pending or threatened litigation, individually or in the aggregate, would have a material adverse effect on the consolidated financial condition or results of operations. However, litigation is unpredictable and the actual results of litigation cannot be determined with any certainty. Therefore, the ultimate aggregate resolution of any, or all, of the current outstanding legal matters could have a material adverse effect on the Company’s results of operations in the future.

ITEM 1A.	Risk Factors.

There have been no material changes to the Company’s risk factors contained in its Annual Report on Form 10-K for the year ended December 31, 2018. For a further discussion of our Risk Factors, see Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Not applicable.

(b) Not applicable.

(c) On November 28, 2018, the Board of Directors announced a new share repurchase program pursuant to which the Company may purchase shares of its common stock for an aggregate purchase price not to exceed $6 million. The share repurchase program does not obligate the Company to purchase any shares and has no set expiration date. No shares were repurchased by the Company during the first quarter of 2019.

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

101

Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 2019, filed with the Securities and Exchange Commission on May 3, 2019, formatted in Extensible Business Reporting Language (XBRL); (i) the Consolidated Balance Sheets at March 31, 2019 and December 31, 2018, (ii) the Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2019 and 2018, (iii) the Consolidated Statement of Stockholders’ Equity for the Three Month Periods Ended March 31, 2019 and 2018, (iv) the Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2019 and 2018, and (v) Notes to Consolidated Financial Statements.

Filed Electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HMN FINANCIAL, INC. Registrant

Date: May 3, 2019	/s/ Bradley Krehbiel Bradley Krehbiel, President and Chief Executive Officer (Principal Executive Officer)

Date: May 3, 2019	/s/ Jon Eberle Jon Eberle, Senior Vice President and Chief Financial Officer (Principal Financial Officer)