Form 10-Q
period 2019-06-30
HMN FINANCIAL INC
filed 2019-08-02
CIK 921183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

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

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at July 19, 2019
Common stock, $0.01 par value	4,843,822

HMN FINANCIAL, INC.

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30,	December 31,
(Dollars in thousands)	2019	2018
	(unaudited)
Assets
Cash and cash equivalents	$16,357	20,709
Securities available for sale:
Mortgage-backed and related securities (amortized cost $7,351 and $8,159)	7,435	8,023
Other marketable securities (amortized cost $72,790 and $73,222)	72,469	71,836
	79,904	79,859

Equity Securities	145	121
Loans held for sale	5,912	3,444
Loans receivable, net	595,757	586,688
Accrued interest receivable	2,522	2,356
Real estate, net	444	414
Federal Home Loan Bank stock, at cost	853	867
Mortgage servicing rights, net	1,870	1,855
Premises and equipment, net	9,623	9,635
Goodwill	802	802
Core deposit intangible	206	255
Prepaid expenses and other assets	6,090	2,668
Deferred tax asset, net	2,282	2,642
Total assets	$722,767	712,315

Liabilities and Stockholders’ Equity
Deposits	$623,510	623,352
Accrued interest payable	305	346
Customer escrows	1,487	1,448
Accrued expenses and other liabilities	8,654	4,022
Total liabilities	633,956	629,168
Commitments and contingencies
Stockholders’ equity:
Serial-preferred stock: ($.01 par value) authorized 500,000 shares; issued 0	0	0
Common stock ($.01 par value): Authorized 16,000,000 shares; issued 9,128,662	91	91
Additional paid-in capital	40,153	40,090
Retained earnings, subject to certain restrictions	104,235	99,754
Accumulated other comprehensive loss	(170)	(1,096)
Unearned employee stock ownership plan shares	(1,740)	(1,836)
Treasury stock, at cost 4,284,840 and 4,292,838 shares	(53,758)	(53,856)
Total stockholders’ equity	88,811	83,147
Total liabilities and stockholders’ equity	$722,767	712,315

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2019	2018	2019	2018
Interest income:
Loans receivable	$7,901	7,006	15,169	13,784
Securities available for sale:
Mortgage-backed and related	44	54	90	96
Other marketable	304	285	596	557
Other	50	111	176	177
Total interest income	8,299	7,456	16,031	14,614

Interest expense:
Deposits	822	526	1,512	994
Federal Home Loan Bank advances and other borrowings	7	0	7	2
Total interest expense	829	526	1,519	996
Net interest income	7,470	6,930	14,512	13,618
Provision for loan losses	(1,059)	295	(1,032)	170
Net interest income after provision for loan losses	8,529	6,635	15,544	13,448

Non-interest income:
Fees and service charges	785	785	1,485	1,551
Loan servicing fees	318	297	633	598
Gain on sales of loans	611	679	990	1,123
Other	307	293	604	558
Total non-interest income	2,021	2,054	3,712	3,830

Non-interest expense:
Compensation and benefits	3,737	3,678	7,647	7,502
Occupancy and equipment	1,081	1,072	2,142	2,169
Data processing	305	334	606	629
Professional services	381	298	653	547
Other	1,063	931	1,966	2,020
Total non-interest expense	6,567	6,313	13,014	12,867
Income before income tax expense	3,983	2,376	6,242	4,411
Income tax expense	1,121	649	1,761	1,239
Net income	2,862	1,727	4,481	3,172
Other comprehensive income (loss), net of tax	442	(105)	926	(452)
Comprehensive income available to common shareholders	$3,304	1,622	5,407	2,720
Basic earnings per share	$0.62	0.40	0.97	0.74
Diluted earnings per share	$0.62	0.36	0.97	0.66

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

For the Three and Six Month Periods Ended June 30, 2019 and 2018

(unaudited)

					Unearned
				Accumulated	Employee
		Additional		Other	Stock		Total
	Common	Paid-In	Retained	Comprehensive	Ownership	Treasury	Stockholders’
(Dollars in thousands)	Stock	Capital	Earnings	(Loss)	Plan Shares	Stock	Equity
Balance, March 31, 2019	$91	40,076	101,373	(612)	(1,788)	(53,791)	85,349
Net income			2,862				2,862
Other comprehensive income				442			442
Restricted stock awards		(33)				33	0
Amortization of restricted stock awards		49					49
Earned employee stock ownership plan shares		61			48		109
Balance, June 30, 2019	$91	40,153	104,235	(170)	(1,740)	(53,758)	88,811

Balance, December 31, 2018	$91	40,090	99,754	(1,096)	(1,836)	(53,856)	83,147
Net income			4,481				4,481
Other comprehensive income				926			926
Stock compensation expense		1					1
Restricted stock awards		(143)				143	0
Stock awards withheld for tax withholding						(45)	(45)
Amortization of restricted stock awards		90					90
Earned employee stock ownership plan shares		115			96		211
Balance, June 30, 2019	$91	40,153	104,235	(170)	(1,740)	(53,758)	88,811

					Unearned
				Accumulated	Employee
		Additional		Other	Stock		Total
	Common	Paid-In	Retained	Comprehensive	Ownership	Treasury	Stockholders’
(Dollars in thousands)	Stock	Capital	Earnings	(Loss)	Plan Shares	Stock	Equity
Balance, March 31, 2018	$91	50,540	92,963	(1,374)	(1,982)	(58,183)	82,055
Net income			1,727				1,727
Other comprehensive loss				(105)			(105)
Stock warrants purchased		(1,989)					(1,989)
Stock warrants exercised		(1,674)				1,674	0
Stock compensation expense		4					4
Restricted stock awards		(15)				15	0
Amortization of restricted stock awards		34					34
Earned employee stock ownership plan shares		50			49		99
Balance, June 30, 2018	$91	46,950	94,690	(1,479)	(1,933)	(56,494)	81,825

Balance, December 31, 2017	$91	50,623	91,448	(957)	(2,030)	(58,357)	80,818
Net income			3,172				3,172
Accounts reclassified from accumulated other comprehensive loss			70	(70)			0
Other comprehensive loss				(452)			(452)
Stock warrants purchased		(1,989)					(1,989)
Stock warrants exercised		(1,674)				1,674	0
Stock compensation expense		8					8
Restricted stock awards		(189)				189	0
Amortization of restricted stock awards		73					73
Earned employee stock ownership plan shares		98			97		195
Balance, June 30, 2018	$91	46,950	94,690	(1,479)	(1,933)	(56,494)	81,825

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2019	2018
Cash flows from operating activities:
Net income	$4,481	3,172
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	(1,032)	170
Depreciation	542	528
Amortization of (discounts) premiums, net	(7)	24
Amortization of deferred loan (fees) costs	(182)	15
Amortization of core deposit intangible	49	50
Amortization of other purchased fair value adjustments	(23)	(23)
Amortization of mortgage servicing rights	307	268
Capitalized mortgage servicing rights	(322)	(357)
Securities gains, net	(24)	(22)
Gain on sales of loans	(990)	(1,123)
Proceeds from sale of loans held for sale	37,775	46,097
Disbursements on loans held for sale	(37,923)	(39,120)
Amortization of restricted stock awards	90	73
Amortization of unearned Employee Stock Ownership Plan shares	96	97
Earned Employee Stock Ownership Plan shares priced above original cost	115	98
Stock option compensation expense	1	8
(Increase) decrease in accrued interest receivable	(166)	14
(Decrease) increase in accrued interest payable	(41)	118
Decrease (increase) in other assets	872	(73)
Increase (decrease) in other liabilities	426	(1,625)
Other, net	16	(3)
Net cash provided by operating activities	4,060	8,386
Cash flows from investing activities:
Principal collected on securities available for sale	843	893
Proceeds collected on maturities of securities available for sale	400	310
Purchases of securities available for sale	0	(4,888)
Purchase of Federal Home Loan Bank Stock	(1,040)	(322)
Redemption of Federal Home Loan Bank Stock	1,054	272
Net increase in loans receivable	(9,291)	(11,825)
Purchases of premises and equipment	(530)	(746)
Net cash used by investing activities	(8,564)	(16,306)
Cash flows from financing activities:
Increase in deposits	158	3,934
Warrants purchased	0	(1,989)
Stock awards withheld for tax withholding	(45)	0
Proceeds from borrowings	26,000	6,800
Repayment of borrowings	(26,000)	(6,800)
Increase in customer escrows	39	121
Net cash provided by financing activities	152	2,066
Decrease in cash and cash equivalents	(4,352)	(5,854)
Cash and cash equivalents, beginning of period	20,709	37,564
Cash and cash equivalents, end of period	$16,357	31,710
Supplemental cash flow disclosures:
Cash paid for interest	$1,560	878
Cash paid for income taxes	1,389	2,852
Supplemental noncash flow disclosures:
Loans transferred to loans held for sale	1,434	7,670
Transfer of loans to real estate	30	74
Right to use assets and lease obligations	4,237	0

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

(2) Basis of Preparation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of comprehensive income, consolidated statement of stockholders' equity and consolidated statements of cash flows in conformity with U.S. generally accepted accounting principles (GAAP). However, all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The results of operations for the six month period ended June 30, 2019 are not necessarily indicative of the results which may be expected for the entire year.

(3) New Accounting Standards

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this ASU affect all entities that measure credit losses on financial instruments including loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial asset that has a contractual right to receive cash that is not specifically excluded. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this ASU replace the incurred loss impairment methodology required in current GAAP with a methodology that reflects expected credit losses that requires consideration of a broader range of reasonable and supportable information to estimate credit losses. The amendments in this ASU will affect entities to varying degrees depending on the credit quality of the assets held by the entity, the duration of the assets held, and how the entity applies the current incurred loss methodology. The amendments in this ASU, for public business entities that are filers with the Securities and Exchange Commission (SEC), are effective for fiscal years beginning after December 15, 2019, including interim periods within those annual periods. All entities may adopt the amendments in the ASU early as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Amendments should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Management has accumulated the charge off information necessary to calculate the appropriate life of loan loss percentages for the various loan categories, has identified several key metrics to help identify and project anticipated changes in the credit quality of our loan portfolio upon enactment, and is in the process of evaluating the determination of potential qualitative reserve amounts and the impact that the adoption of this ASU will have on the Company’s consolidated financial statements. On July 17, 2019, the FASB proposed a delay in the implementation date for this ASU for small SEC reporting companies, such as HMN, from the first quarter of 2020 to the first quarter of 2023. Management will monitor the progress of the proposed implementation date delay and will implement this ASU when the required implementation date is determined by the FASB.

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

The following table summarizes the assets and liabilities of the Company for which fair values are determined on a recurring basis as of June 30, 2019 and December 31, 2018.

	Carrying value at June 30, 2019
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale	$80,049	0	80,049	0
Mortgage loan commitments	98	0	98	0
Total	$80,147	0	80,147	0

	Carrying value at December 31, 2018
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale	$79,980	0	79,980	0
Mortgage loan commitments	40	0	40	0
Total	$80,020	0	80,020	0

There were no transfers between Levels 1, 2, or 3 during the three or six month periods ended June 30, 2019.

The Company may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of the lower-of-cost-or-market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis that were held at June 30, 2019 and December 31, 2018, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at June 30, 2019 and December 31, 2018.

	Carrying value at June 30, 2019
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Three months ended June 30, 2019 total gains (losses)	Six months ended June 30, 2019 total gains (losses)
Loans held for sale	$5,912	0	5,912	0	(29)	(31)
Mortgage servicing rights	1,870	0	1,870	0	0	0
Loans (1)	2,821	0	2,821	0	62	(26)
Real estate, net (2)	444	0	444	0	0	0
Total	$11,047	0	11,047	0	33	(57)

	Carrying value at December 31, 2018
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Year ended December 31, 2018 total gains (losses)
Loans held for sale	$3,444	0	3,444	0	45
Mortgage servicing rights, net	1,855	0	1,855	0	0
Loans(1)	2,902	0	2,902	0	(97)
Real estate, net(2)	414	0	414	0	0
Total	$8,615	0	8,615	0	(52)

(1)	Represents carrying value and related write-downs of loans for which adjustments are based on the appraised value of the collateral. The carrying value of loans fully charged-off is zero.
(2)	Represents the fair value and related losses of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

(5) Fair Value of Financial Instruments

ASC 825, Disclosures about Fair Values of Financial Instruments requires interim reporting period disclosure about the fair value of financial instruments, including assets, liabilities and off-balance sheet items for which it is practicable to estimate fair value. The fair value estimates are made as of June 30, 2019 and December 31, 2018 based upon relevant market information, if available, and upon the characteristics of the financial instruments themselves. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based upon judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors.

The estimated fair value of the Company’s financial instruments as of June 30, 2019 and December 31, 2018 are shown in the following table.

	June 30, 2019						December 31, 2018
			Fair value hierarchy						Fair value hierarchy
(Dollars in thousands)	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3	Contract amount	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3	Contract amount
Financial assets:
Cash and cash equivalents	$16,357	16,357	16,357				20,709	20,709	20,709
Securities available for sale	80,049	80,049		80,049			79,980	79,980		79,980
Loans held for sale	5,912	5,912		5,912			3,444	3,444		3,444
Loans receivable, net	595,757	592,889		592,889			586,688	578,978		578,978
Federal Home Loan Bank stock	853	853		853			867	867		867
Accrued interest receivable	2,522	2,522		2,522			2,356	2,356		2,356
Financial liabilities:
Deposits	623,510	623,194		623,194			623,352	623,439		623,439
Accrued interest payable	305	305		305			346	346		346
Off-balance sheet financial instruments:
Commitments to extend credit	98	98				165,424	40	40				146,978
Commitments to sell loans	(25)	(25)				16,797	(56)	(56)				7,289

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

Deposits

The fair value of demand deposits, savings accounts and money market account deposits is the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit are estimated by discounting the future cash flows using the FHLB yield curve to the given maturity date.

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

	For the three months ended June 30,
(Dollars in thousands)	2019			2018
Securities available for sale:	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Net unrealized gains (losses) arising during the period	$614	172	442	(146)	(41)	(105)
Other comprehensive income (loss)	$614	172	442	(146)	(41)	(105)

	For the six months ended June 30,
(Dollars in thousands)	2019			2018
Securities available for sale:	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Net unrealized gains (losses) arising during the period	$1,285	359	926	(625)	(173)	(452)
Other comprehensive income (loss)	$1,285	359	926	(625)	(173)	(452)

(7) Securities Available For Sale

The following table shows the gross unrealized losses and fair value for the securities available for sale portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2019 and December 31, 2018.

	Less Than Twelve Months			Twelve Months or More			Total
(Dollars in thousands)	# of Investments	Fair Value	Unrealized Losses	# of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2019
Other marketable securities:
U.S. Government agency obligations	0	$0	0	13	$64,759	(238)	$64,759	(238)
Municipal obligations	0	0	0	3	602	0	602	0
Corporate obligations	0	0	0	1	141	(1)	141	(1)
Corporate preferred stock	0	0	0	1	595	(105)	595	(105)
Total temporarily impaired securities	0	$0	0	18	$66,097	(344)	$66,097	(344)

	Less Than Twelve Months			Twelve Months or More			Total
(Dollars in thousands)	# of Investments	Fair Value	Unrealized Losses	# of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2018
Mortgage backed securities:
Federal National Mortgage Association (FNMA)	0	$0	0	2	$3,769	(117)	$3,769	(117)
Federal Home Loan Mortgage Corporation (FHLMC)	1	4,060	(10)	0	0	0	4,060	(10)
Collateralized mortgage obligations:
FNMA	0	0	0	1	190	(9)	190	(9)
Other marketable securities:
U.S. Government agency obligations	0	0	0	14	68,735	(1,236)	68,735	(1,236)
Municipal obligations	3	498	(2)	8	1,467	(8)	1,965	(10)
Corporate obligations	0	0	0	1	172	(1)	172	(1)
Corporate preferred stock	0	0	0	1	560	(140)	560	(140)
Total temporarily impaired securities	4	$4,558	(12)	27	$74,893	(1,511)	$79,451	(1,523)

We review our investment portfolio on a quarterly basis for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the market liquidity for the investment, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer, and our intent and ability to hold the investment for a period of time sufficient to recover the temporary loss. The unrealized losses on impaired securities other than the corporate preferred stock are the result of changes in interest rates. The unrealized losses reported for the corporate preferred stock at June 30, 2019 relates to a single trust preferred security that was issued by the holding company of a small community bank. As of June 30, 2019 all payments were current on the trust preferred security and the issuer’s subsidiary bank was considered to be “well capitalized” based on its most recent regulatory filing. Based on a review of the issuer, it was determined that the trust preferred security was not other-than-temporarily impaired at June 30, 2019. The Company does not intend to sell the security and has the intent and ability to hold it for a period of time sufficient to recover the temporary loss. Management believes that the Company will receive all principal and interest payments contractually due on the security and that the decrease in the market value is primarily due to a lack of liquidity in the market for trust preferred securities. Management will continue to monitor the credit risk of the issuer and may be required to recognize other-than-temporary impairment charges on this security in future periods.

A summary of securities available for sale at June 30, 2019 and December 31, 2018 is as follows:

(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
June 30, 2019
Mortgage-backed securities:
FNMA	$3,535	16	0	3,551
FHLMC	3,628	66	0	3,694
Collateralized mortgage obligations:
FNMA	188	2	0	190
	7,351	84	0	7,435
Other marketable securities:
U.S. Government agency obligations	69,976	16	(238)	69,754
Municipal obligations	1,973	7	0	1,980
Corporate obligations	141	0	(1)	140
Corporate preferred stock	700	0	(105)	595
	72,790	23	(344)	72,469
	$80,141	107	(344)	79,904

December 31, 2018	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Mortgage-backed securities:
FNMA	$3,886	0	(117)	3,769
FHLMC	4,074	0	(10)	4,064
Collateralized mortgage obligations:
FNMA	199	0	(9)	190
	8,159	0	(136)	8,023
Other marketable securities:
U.S. Government agency obligations	69,971	0	(1,236)	68,735
Municipal obligations	2,378	1	(10)	2,369
Corporate obligations	173	0	(1)	172
Corporate preferred stock	700	0	(140)	560
	73,222	1	(1,387)	71,836
	$81,381	1	(1,523)	79,859

The following table indicates amortized cost and estimated fair value of securities available for sale at June 30, 2019 based upon contractual maturity adjusted for scheduled repayments of principal and projected prepayments of principal based upon current economic conditions and interest rates.

(Dollars in thousands)	Amortized Cost	Fair Value
Due less than one year	$47,331	47,208
Due after one year through five years	30,207	30,177
Due after five years through ten years	1,868	1,889
Due after ten years	735	630
Total	$80,141	79,904

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

(8) Loans Receivable, Net

A summary of loans receivable at June 30, 2019 and December 31, 2018 is as follows:

(Dollars in thousands)	June 30, 2019	December 31, 2018
Single family	$109,391	110,698
Commercial real estate:
Real estate rental and leasing	197,789	195,564
Other	153,015	140,566
	350,804	336,130
Consumer	73,553	72,532
Commercial business	70,092	75,496
Total loans	603,840	594,856
Less:
Unamortized discounts	16	17
Net deferred loan costs	(557)	(535)
Allowance for loan losses	8,624	8,686
Total loans receivable, net	$595,757	586,688

(9) Allowance for Loan Losses and Credit Quality Information

The allowance for loan losses is summarized as follows:

(Dollars in thousands)	Single Family	Commercial Real Estate	Consumer	Commercial Business	Total
For the three months ended June 30, 2019:
Balance, March 31, 2019	$933	4,892	1,588	1,260	8,673
Provision for losses	(66)	(1,805)	47	765	(1,059)
Charge-offs	0	0	(7)	(826)	(833)
Recoveries	0	1,675	4	164	1,843
Balance, June 30, 2019	$867	4,762	1,632	1,363	8,624

For the six months ended June 30, 2019:
Balance, December 31, 2018	$833	4,869	1,622	1,362	8,686
Provision for losses	34	(1,792)	50	676	(1,032)
Charge-offs	0	0	(46)	(869)	(915)
Recoveries	0	1,685	6	194	1,885
Balance, June 30, 2019	$867	4,762	1,632	1,363	8,624

Allocated to:
Specific allowance	$98	451	172	73	794
General allowance	735	4,418	1,450	1,289	7,892
Balance, December 31, 2018	$833	4,869	1,622	1,362	8,686

Allocated to:
Specific allowance	$91	453	163	62	769
General allowance	776	4,309	1,469	1,301	7,855
Balance, June 30, 2019	$867	4,762	1,632	1,363	8,624

Loans receivable at December 31, 2018:
Individually reviewed for impairment	$1,226	1,311	856	303	3,696
Collectively reviewed for impairment	109,472	334,819	71,676	75,193	591,160
Ending balance	$110,698	336,130	72,532	75,496	594,856

Loans receivable at June 30, 2019:
Individually reviewed for impairment	$1,350	1,212	768	260	3,590
Collectively reviewed for impairment	108,041	349,592	72,785	69,832	600,250
Ending balance	$109,391	350,804	73,553	70,092	603,840

(Dollars in thousands)	Single Family	Commercial Real Estate	Consumer	Commercial Business	Total
For the three months ended June 30, 2018:
Balance, March 31, 2018	$809	5,198	1,423	1,699	9,129
Provision for losses	72	(147)	254	116	295
Charge-offs	0	0	(56)	(255)	(311)
Recoveries	0	191	2	22	215
Balance, June 30, 2018	$881	5,242	1,623	1,582	9,328

For the six months ended June 30, 2018:
Balance, December 31, 2017	$900	5,073	1,630	1,708	9,311
Provision for losses	4	(29)	109	86	170
Charge-offs	(23)	0	(125)	(255)	(403)
Recoveries	0	198	9	43	250
Balance, June 30, 2018	$881	5,242	1,623	1,582	9,328

The following table summarizes the amount of classified and unclassified loans at June 30, 2019 and December 31, 2018:

	June 30, 2019
	Classified					Unclassified
(Dollars in thousands)	Special Mention	Substandard	Doubtful	Loss	Total	Total	Total Loans
Single family	$282	2,152	37	0	2,471	106,920	109,391
Commercial real estate:
Real estate rental and leasing	4,891	3,297	0	0	8,188	189,601	197,789
Other	2,838	4,938	0	0	7,776	145,239	153,015
Consumer	0	633	31	128	792	72,761	73,553
Commercial business	5,996	3,841	0	0	9,837	60,255	70,092
	$14,007	14,861	68	128	29,064	574,776	603,840

	December 31, 2018
	Classified					Unclassified
(Dollars in thousands)	Special Mention	Substandard	Doubtful	Loss	Total	Total	Total Loans
Single family	$150	1,771	40	0	1,961	108,737	110,698
Commercial real estate:
Real estate rental and leasing	5,564	4,805	0	0	10,369	185,195	195,564
Other	4,879	5,118	0	0	9,997	130,569	140,566
Consumer	0	709	41	106	856	71,676	72,532
Commercial business	6,647	2,761	0	0	9,408	66,088	75,496
	$17,240	15,164	81	106	32,591	562,265	594,856

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

The aging of past due loans at June 30, 2019 and December 31, 2018 are summarized as follows:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
June 30, 2019
Single family	$981	128	117	1,226	108,165	109,391	0
Commercial real estate:
Real estate rental and leasing	0	0	0	0	197,789	197,789	0
Other	235	0	0	235	152,780	153,015	0
Consumer	559	93	302	954	72,599	73,553	0
Commercial business	0	40	27	67	70,025	70,092
	$1,775	261	446	2,482	601,358	603,840	0
December 31, 2018
Single family	$680	325	77	1,082	109,616	110,698	0
Commercial real estate:
Real estate rental and leasing	0	0	0	0	195,564	195,564	0
Other	0	0	0	0	140,566	140,566	0
Consumer	391	100	279	770	71,762	72,532	0
Commercial business	21	0	0	21	75,475	75,496	0
	$1,092	425	356	1,873	592,983	594,856	0

Impaired loans include loans that are non-performing (non-accruing) and loans that have been modified in a troubled debt restructuring (TDR). The following table summarizes impaired loans and related allowances as of June 30, 2019 and December 31, 2018:

	June 30, 2019			December 31, 2018
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans with no related allowance recorded:
Single family	$613	632	0	458	477	0
Commercial real estate:
Other	0	0	0	25	1,682	0
Consumer	546	546	0	515	515	0

Loans with an allowance recorded:
Single family	737	737	91	768	768	98
Commercial real estate:
Real estate rental and leasing	193	193	20	201	201	21
Other	1,019	1,019	433	1,085	1,085	430
Consumer	222	222	163	341	341	172
Commercial business	260	812	62	303	854	73

Total:
Single family	1,350	1,369	91	1,226	1,245	98
Commercial real estate:
Real estate rental and leasing	193	193	20	201	201	21
Other	1,019	1,019	433	1,110	2,767	430
Consumer	768	768	163	856	856	172
Commercial business	260	812	62	303	854	73
	$3,590	4,161	769	3,696	5,923	794

The following table summarizes the average recorded investment and interest income recognized on impaired loans for the three and six months ended June 30, 2019 and 2018:

	For the three months ended June 30, 2019		For the six months ended June 30, 2019
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance recorded:
Single family	$526	7	503	13
Commercial real estate:
Other	13	0	17	0
Consumer	464	5	481	10
Loans with an allowance recorded:
Single family	773	1	771	4
Commercial real estate:
Real estate rental and leasing	196	0	198	0
Other	1,036	0	1,052	0
Consumer	230	2	267	5
Commercial business	304	2	303	4
Total:
Single family	1,299	8	1,274	17
Commercial real estate:
Real estate rental and leasing	196	0	198	0
Other	1,049	0	1,069	0
Consumer	694	7	748	15
Commercial business	304	2	303	4
	$3,542	17	3,592	36

	For the three months ended June 30, 2018		For the six months ended June 30, 2018
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance recorded:
Single family	$425	4	421	10
Commercial real estate:
Real estate rental and leasing	35	15	35	15
Other	165	24	118	48
Consumer	506	4	475	9
Loans with an allowance recorded:
Single family	809	0	908	0
Commercial real estate:
Other	1,279	0	1,287	0
Consumer	416	2	433	5
Commercial business	373	2	417	4
Total:
Single family	1,234	4	1,329	10
Commercial real estate:
Real estate rental and leasing	35	15	35	15
Other	1,444	24	1,405	48
Consumer	922	6	908	14
Commercial business	373	2	417	4
	$4,008	51	4,094	91

At both June 30, 2019 and December 31, 2018, non-accruing loans totaled $2.7 million, for which the related allowance for loan losses for both periods was $0.7 million. All of the interest income that was recognized for non-accruing loans was recognized using the cash basis method of income recognition. Non-accruing loans for which no specific allowance has been recorded, because management determined that the value of the collateral was sufficient to repay the loan, totaled $0.6 million and $0.4 million at June 30, 2019 and December 31, 2018, respectively. Non-accrual loans also include certain loans that have had terms modified in a TDR.

The non-accrual loans at June 30, 2019 and December 31, 2018 are summarized as follows:

(Dollars in thousands)	June 30, 2019	December 31, 2018
Single family	$854	730
Commercial real estate:
Real estate rental and leasing	193	201
Other	1,019	1,110
Consumer	458	489
Commercial business	144	148
	$2,668	2,678

At June 30, 2019 and December 31, 2018 there were loans included in loans receivable, net, with terms that had been modified in a TDR totaling $2.4 million and $2.5 million, respectively. For the loans that were restructured in the second quarter of 2019, none were classified but performing and $0.2 million were non-performing at June 30, 2019. For the loans that were restructured in the second quarter of 2018, $0.2 million were classified but performing and $26,000 were non-performing at June 30, 2018.

The following table summarizes TDRs at June 30, 2019 and December 31, 2018:

	June 30, 2019			December 31, 2018
(Dollars in thousands)	Accruing	Non- Accrual	Total	Accruing	Non- Accrual	Total
Single family	$495	303	798	496	140	636
Commercial real estate	0	1,019	1,019	0	1,110	1,110
Consumer	333	134	467	367	155	522
Commercial business	116	44	160	155	53	208
	$944	1,500	2,444	1,018	1,458	2,476

As of June 30, 2019, the Bank had commitments to lend an additional $0.7 million to a borrower who has TDR and non-accrual loans. These additional funds are for the construction of single family homes with a maximum loan-to-value ratio of 75%. These loans are secured by the home under construction. At December 31, 2018, there were commitments to lend additional funds of $0.9 million to this same borrower.

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

When a loan is modified as a TDR, there may be a direct, material impact on the loans within the balance sheet, as principal balances may be partially forgiven. The financial effects of TDRs are presented in the following table and represent the difference between the outstanding recorded balance pre-modification and post-modification, for the three month and six month periods ending June 30, 2019 and June 30, 2018.

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
(Dollars in thousands)	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment
Troubled debt restructurings:
Single family	2	$155	157	3	$176	181
Consumer	1	34	34	3	60	60
Total	3	$189	191	6	$236	241

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
(Dollars in thousands)	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment
Troubled debt restructurings:
Single family	0	$0	0	1	$55	58
Commercial real estate:
Real estate rental and leasing	0	0	0	1	54	54
Other	1	244	244	2	1,518	1,518
Consumer	4	216	216	8	334	334
Commercial business	0	0	0	1	70	70
Total	5	$460	460	13	$2,031	2,034

There were no loans that were restructured in the twelve months preceding June 30, 2019 that subsequently defaulted during the three and six months ended June 30, 2019.

The following tables summarize the loans that were restructured in the twelve months preceding June 30, 2018 and subsequently defaulted during the three and six months ended June 30, 2018.

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

TDRs are reviewed for impairment following the same methodology as other impaired loans. For loans that are collateral-dependent, the value of the collateral is reviewed and additional reserves may be added to specific reserves as needed. Loans that are not collateral-dependent may have additional reserves established if deemed necessary. The reserves for TDRs were $0.6 million, or 7.2%, of the total $8.6 million in loan loss reserves at June 30, 2019 and $0.6 million, or 7.2%, of the total $8.7 million in loan loss reserves at December 31, 2018.

The following is additional information with respect to loans acquired through acquisitions:

(Dollars in thousands)	Contractual Principal Receivable	Accretable Difference	Net Carrying Amount
Purchased performing loans:
Balance at March 31, 2019	$7,110	(173)	6,937
Change due to payments/refinances	(1,268)	16	(1,252)
Balance at June 30, 2019	$5,842	(157)	5,685

(Dollars in thousands)	Contractual Principal Receivable	Non- Accretable Difference	Net Carrying Amount
Purchased credit impaired loans:
Balance at March 31, 2019	$186	(5)	181
Change due to payments/refinances	(1)	1	0
Balance at June 30, 2019	$185	(4)	181

As a result of acquisitions, the Company has loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable that all contractually required payments would not be collected. The carrying amount of those loans as of June 30, 2019 was $0.2 million.

No material provision for loan losses was recognized during the three and six month periods ended June 30, 2019 related to acquired loans as there was no significant change to the credit quality of those loans.

(10) Intangible Assets

The Company’s intangible assets consist of mortgage servicing rights, core deposit intangibles, and goodwill. A summary of mortgage servicing activity is as follows:

(Dollars in thousands)	Six Months ended June 30, 2019	Twelve Months ended December 31, 2018	Six Months ended June 30, 2018

Balance, beginning of period	$1,855	1,724	1,724
Originations	322	682	357
Amortization	(307)	(551)	(268)
Balance, end of period	$1,870	1,855	1,813
Fair value of mortgage servicing rights	$3,245	3,901	3,620

All of the loans sold where the Company continues to service the loans are serviced for FNMA under the individual loan sale program. The following is a summary of the risk characteristics of the loans being serviced for FNMA at June 30, 2019.

		Weighted	Weighted
	Loan	Average	Average
	Principal	Interest	Remaining	Number
(Dollars in thousands)	Balance	Rate	Term (months)	of Loans
Original term 30 year fixed rate	$311,660	4.19%	306	2,360
Original term 15 year fixed rate	89,797	3.20	127	939
Adjustable rate	53	4.63	263	2

The gross carrying amount of intangible assets and the associated accumulated amortization at June 30, 2019 and 2018 is presented in the following tables. No amortization expense relating to goodwill is recorded as GAAP does not allow goodwill to be amortized but requires that it be tested for impairment at least annually, or sooner, if there are indications that impairment may exist. Amortization expense for amortizing intangible assets was $0.4 million and $0.3 million for the six months ended June 30, 2019 and 2018, respectively.

	June 30, 2019
	Gross
(Dollars in thousands)	Carrying Amount	Accumulated Amortization	Unamortized Amount
Mortgage servicing rights	$4,660	(2,790)	1,870
Core deposit intangible	574	(368)	206
Goodwill	802	0	802
Total	$6,036	(3,158)	2,878

	June 30, 2018
	Gross
(Dollars in thousands)	Carrying Amount	Accumulated Amortization	Unamortized Amount
Mortgage servicing rights	$4,394	(2,581)	1,813
Core deposit intangible	574	(269)	305
Goodwill	802	0	802
Total	$5,770	(2,850)	2,920

The following table indicates the estimated future amortization expense for intangible assets:

(Dollars in thousands)	Mortgage Servicing Rights	Core Deposit Intangible	Total Amortizing Intangible Assets
Year ending December 31,
2019	$246	50	296
2020	423	99	522
2021	380	47	427
2022	322	10	332
2023	248	0	248
Thereafter	251	0	251
Total	$1,870	206	2,076

Projections of amortization are based on existing asset balances and the existing interest rate environment as of June 30, 2019. The Company's actual experiences may be significantly different depending upon changes in mortgage interest rates and other market conditions.

(11) Leases

On January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842) and as of June 30, 2019 a $4.2 million right-of-use asset and an offsetting lease payment obligation liability were recorded on the consolidated balance sheet in other assets and other liabilities, respectively.

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

The Company’s leases relate to office space and bank branches with remaining lease terms between 10 and 66 months. Certain leases contain extension options which typically range from 3 to 10 years. Because these extension options are not considered reasonably certain of exercise, they are not included in the lease term.

The table below summarizes our net lease cost:

(Dollars in thousands)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$221	446

The table below summarizes other information related to our operating leases:

(Dollars in thousands)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$221	446
Weighted-average remaining lease term – operating leases, in years	-	5.1
Weighted-average discount rate – operating leases	-	2.21%

The table below summarizes the maturity of remaining lease liabilities:

(Dollars in thousands)	June 30, 2019
2019	$442
2020	858
2021	853
2022	889
2023	764
2024 and thereafter	685
Total lease payments	4,491
Less: Interest	(254)
Present value of lease liabilities	$4,237

(12) Earnings per Common Share

The following table reconciles the weighted average shares outstanding and the earnings available to common shareholders used for basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2019	2018	2019	2018
Weighted average number of common shares outstanding used in basic earnings per common share calculation	4,606	4,291	4,602	4,264
Net dilutive effect of:
Restricted stock awards, options, and warrants	31	457	30	561
Weighted average number of shares outstanding adjusted for effect of dilutive securities	4,637	4,748	4,632	4,825
Income available to common shareholders	$2,862	1,727	4,481	3,172
Basic earnings per common share	$0.62	0.40	0.97	0.74
Diluted earnings per common share	$0.62	0.36	0.97	0.66

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

The Bank’s average total assets for the quarter ended June 30, 2019 were $717.0 million, its adjusted total assets were $715.8 million, and its risk-weighted assets were $622.5 million. The following table presents the Bank’s capital amounts and ratios at June 30, 2019 for actual capital, required capital, and excess capital, including ratios in order to qualify as being well capitalized under the Prompt Corrective Action regulations.

	Actual		Required to be Adequately Capitalized		Excess Capital		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Percent of Asset	Amount	Percent of Assets	Amount	Percent of Assets	Amount	Percent of Assets
June 30, 2019
Common equity tier 1 capital	$84,382	13.56%	$28,013	4.50%	$56,369	9.06%	$40,463	6.50%
Tier 1 capital leverage	84,382	11.79	28,631	4.00	55,751	7.79	35,788	5.00
Tier 1 risk-based capital	84,382	13.56	37,350	6.00	47,032	7.56	49,800	8.00
Total risk-based capital	92,173	14.81	49,800	8.00	42,373	6.81	62,250	10.00

The Bank must maintain a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. On January 1, 2019, the capital conservation buffer amount increased to 2.50% and is fully phased in. Management believes that, as of June 30, 2019, the Bank’s capital ratios were in excess of those quantitative capital ratio standards set forth under the current prompt corrective action regulations, including the capital conservation buffer described above. However, there can be no assurance that the Bank will continue to maintain such status in the future. The Office of the Comptroller of the Currency has extensive discretion in its supervisory and enforcement activities, and can adjust the requirement to be “well-capitalized” in the future.

(14) Stockholders’ Equity

The Company may repurchase up to $6 million of its common stock under the existing share repurchase program. The Company did not repurchase any shares of its common stock in the open market under the share repurchase program or pay any dividends on its common stock during the three or six month periods ended June 30, 2019.

(15) Commitments and Loss Contingencies

The Bank issues standby letters of credit which guarantee the performance of customers to third parties. The standby letters of credit issued and available at June 30, 2019 were approximately $6.0 million, expire over the next 38 months, and are collateralized primarily with commercial real estate mortgages. Since the conditions under which the Bank is required to fund the standby letters of credit may not materialize, the cash requirements are expected to be less than the total outstanding commitments.

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

The Company examines each legal matter, and, in those situations where it determines that a particular legal matter presents loss contingencies that are both probable and reasonably estimable, establishes an appropriate accrual. In many situations, the Company is not able to estimate reasonably possible losses due to the preliminary nature of the legal matter, as well as a variety of other factors and uncertainties. For those legal matters where the Company is able to estimate a range of reasonably possible losses, management currently estimates that the aggregate range of losses from all of our outstanding litigation is from $0 to $1.5 million in excess of the amounts accrued, if any. This estimated aggregate range is based on an assessment of the information currently available to the Company and the actual aggregate losses could be higher. However, the Company does not believe these losses are probable of occurring at this time. The Company reassesses all of its potential loss positions based on the available information each quarter and the estimated range of reasonably possible losses may change in the future. The Company typically vigorously pursues all available defenses related to litigation but may consider other alternatives, including settlement, in situations where there is an opportunity to resolve a legal matter on terms that are considered to be favorable to the Company when considering the continued expense and distraction of defending against any particular legal action.

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

(Dollars in thousands)	Home Federal Savings Bank	Other	Eliminations	Consolidated Total
At or for the six months ended June 30, 2019:
Interest income - external customers	$16,031	0	0	16,031
Non-interest income - external customers	3,712	0	0	3,712
Intersegment non-interest income	117	4,780	(4,897)	0
Interest expense	1,519	0	0	1,519
Provision for loan losses	(1,032)	0	0	(1,032)
Non-interest expense	12,759	372	(117)	13,014
Income tax expense	1,834	(73)	0	1,761
Net income	4,780	4,481	(4,780)	4,481
Total assets	721,757	89,006	(87,996)	722,767

At or for the six months ended June 30, 2018:
Interest income - external customers	$14,614	0	0	14,614
Non-interest income - external customers	3,830	0	0	3,830
Intersegment non-interest income	105	3,464	(3,569)	0
Interest expense	996	0	0	996
Provision for loan losses	170	0	0	170
Non-interest expense	12,616	356	(105)	12,867
Income tax expense	1,303	(64)	0	1,239
Net income	3,464	3,172	(3,464)	3,172
Total assets	726,121	81,590	(81,426)	726,285

At or for the quarter ended June 30, 2019:
Interest income - external customers	$8,299	0	0	8,299
Non-interest income - external customers	2,021	0	0	2,021
Intersegment non-interest income	58	3,018	(3,076)	0
Interest expense	829	0	0	829
Provision for loan losses	(1,059)	0	0	(1,059)
Non-interest expense	6,427	198	(58)	6,567
Income tax expense	1,163	(42)	0	1,121
Net income	3,018	2,862	(3,018)	2,862
Total assets	721,757	89,006	(87,996)	722,767

At or for the quarter ended June 30, 2018:
Interest income - external customers	$7,456	0	0	7,456
Non-interest income - external customers	2,054	0	0	2,054
Intersegment non-interest income	52	1,870	(1,922)	0
Interest expense	526	0	0	526
Provision for loan losses	295	0	0	295
Non-interest expense	6,191	174	(52)	6,313
Income tax expense	680	(31)	0	649
Net income	1,870	1,727	(1,870)	1,727
Total assets	726,121	81,590	(81,426)	726,285

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

A number of factors could cause actual results to differ materially from the Company’s assumptions and expectations. These include but are not limited to the adequacy and marketability of real estate and other collateral securing loans to borrowers; federal and state regulation and enforcement; possible legislative and regulatory changes, including changes to regulatory capital rules; the ability of the Bank to comply with other applicable regulatory capital requirements; enforcement activity of the OCC and FRB in the event of our non-compliance with any applicable regulatory standard or requirement; adverse economic, business and competitive developments such as shrinking interest margins, reduced collateral values, deposit outflows, changes in credit or other risks posed by the Company’s loan and investment portfolios; changes in costs associated with traditional and alternate funding sources, including changes in collateral advance rates and policies of the Federal Home Loan Bank (FHLB); technological, computer-related or operational difficulties; results of litigation; reduced demand for financial services and loan products; changes in accounting policies and guidelines, or monetary and fiscal policies of the federal government or tax laws; international economic developments; the Company’s access to and adverse changes in securities markets; the market for credit related assets; the future operating results, financial condition, cash flow requirements and capital spending priorities of the Company and the Bank; the availability of internal and, as required, external sources of funding; our ability to attract and retain employees; or other significant uncertainties. Additional factors that may cause actual results to differ from the Company’s assumptions and expectations include those set forth in the Company’s most recent filings on Forms 10-K and 10-Q with the SEC. All forward-looking statements are qualified by, and should be considered in conjunction with, such cautionary statements. For additional discussion of the risks and uncertainties applicable to the Company, see the “Risk Factors” sections of the Company’s Annual Report on Forms 10-K for the year ended December 31, 2018 and Part II, Item 1A of its subsequently filed quarterly reports on Form 10-Q. All statements in this Form 10-Q, including forward-looking statements, speak only as of the date they are made, and we undertake no duty to update any of the forward-looking statements after the date of this quarterly report on Form 10-Q.

General

HMN Financial, Inc. (HMN or the Company) is the stock savings bank holding company for Home Federal Savings Bank (the Bank), which operates community banking and loan production offices in Minnesota, Iowa and Wisconsin. The earnings of the Company are primarily dependent on the Bank's net interest income, which is the difference between interest earned on loans and investments, and the interest paid on interest-bearing liabilities such as deposits and other borrowings. The difference between the average rate of interest earned on assets and the average rate paid on liabilities is the "interest rate spread". Net interest income is produced when interest-earning assets equal or exceed interest-bearing liabilities and there is a positive interest rate spread. Net interest income and net interest rate spread are affected by changes in interest rates, the volume and composition of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. The Company's net earnings are also affected by the generation of non-interest income, which consists primarily of gains from the sale of loans and real estate owned, fees for servicing loans, commissions on the sale of uninsured investment products, and service charges on deposit accounts. The Bank incurs expenses in addition to interest expense in the form of compensation and benefits, occupancy and equipment expenses, provisions for loan losses, professional services, data processing costs, other non-interest expenses and income taxes. The earnings of financial institutions, such as the Bank, are also significantly affected by prevailing economic and competitive conditions, particularly changes in interest rates, government monetary and fiscal policies, and regulations of various regulatory authorities. Lending activities are influenced by the demand for and supply of business credit, single family and commercial properties, competition among lenders, the level of interest rates and the availability of funds. Deposit flows and costs of deposits are influenced by prevailing market rates of interest on competing investments, account maturities and the levels of personal income and savings.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2019 COMPARED TO THE SAME PERIODS ENDED JUNE 30, 2018

Net Income

Net income for the second quarter of 2019 was $2.9 million, an increase of $1.2 million, compared to net income of $1.7 million for the second quarter of 2018. Diluted earnings per share for the second quarter of 2019 was $0.62, an increase of $0.26 from the diluted earnings per share of $0.36 for the second quarter of 2018. The increase in net income between the periods was primarily because of the $1.4 million decrease in the provision for loan losses and a $0.5 million increase in net interest income. These increases were partially offset by an increase in other non-interest expenses of $0.3 million and a $0.5 million increase in income tax expense as a result of the increased pre-tax income between the periods.

Net income was $4.5 million for the six month period ended June 30, 2019, an increase of $1.3 million, or 41.3%, compared to net income of $3.2 million for the six month period ended June 30, 2018. Diluted earnings per share for the six month period ended June 30, 2019 was $0.97, an increase of $0.31 per share compared to diluted earnings per share of $0.66 for the same period in 2018. The increase in net income between the periods was primarily because of the $1.2 million decrease in the provision for loan losses and a $0.9 million increase in net interest income. These increases were partially offset by a $0.5 million increase in income tax expense as a result of the increased pre-tax income between the periods.

Net Interest Income

Net interest income was $7.5 million for the second quarter of 2019, an increase of $0.6 million, or 7.8%, from $6.9 million for the second quarter of 2018. Interest income increased primarily because of the higher interest amounts earned on interest-earning assets as a result of the increase in the federal funds rate between the periods. Interest income also increased $0.4 million between the periods because of an increase in the amount of yield enhancements recognized on non-accruing loans that were paid off. The average yield earned on interest-earning assets was 4.83% for the second quarter of 2019, an increase of 56 basis points from 4.27% for the second quarter of 2018. The average yield earned on average interest-earning assets increased 30 basis points as a result of the change in yield enhancements recognized between the periods.

Interest expense was $0.8 million for the second quarter of 2019, an increase of $0.3 million, or 57.4%, from $0.5 million for the second quarter of 2018. The average interest rate paid on non-interest and interest-bearing liabilities was 0.53% for the second quarter of 2019, an increase of 20 basis points from 0.33% for the second quarter of 2018. The increase in the interest paid on non-interest and interest-bearing liabilities was primarily because of the increase in the federal funds rate between the periods which increased the cost of deposits.

Net interest margin (net interest income divided by average interest-earning assets) for the second quarter of 2019 was 4.35%, an increase of 38 basis points, compared to 3.97% for the second quarter of 2018. The increase in the net interest margin is primarily related to the increase in interest income between the periods as a result of the change in the yield enhancements recognized and an increase in the federal funds rate.

Net interest income was $14.5 million for the first six months of 2019, an increase of $0.9 million, or 6.6%, from $13.6 million for the same period in 2018. Interest income increased primarily because of the higher interest amounts earned on interest-earning assets as a result of the increase in the federal funds rate between the periods. Interest income also increased $0.5 million because of an increase in the amount of yield enhancements recognized between the periods on non-accruing loans that were paid off. The average yield earned on interest-earning assets was 4.68% for the six month period ended June 30, 2019, an increase of 43 basis points from 4.25% for the same six month period in 2018. The average yield earned on the average interest-earning assets increased 19 basis points as a result of the change in yield enhancements recognized between the periods.

Interest expense was $1.5 million for the first six months of 2019, an increase of $0.5 million, or 52.5%, compared to $1.0 million for the first six months of 2018. The average interest rate paid on non-interest and interest-bearing liabilities was 0.49% for the first six months of 2019, an increase of 17 basis points from 0.32% for the first six months of 2018. The increase in the interest paid on non-interest and interest-bearing liabilities was primarily because of the increase in the federal funds rate between the periods which increased the cost of deposits.

Net interest margin (net interest income divided by average interest-earning assets) for the first six months of 2019 was 4.23%, an increase of 27 basis points, compared to 3.96% for the first six months of 2018. The increase in the net interest margin is primarily related to the increase in interest income between the periods as a result of the increase in the federal funds rate and the change in the yield enhancements recognized.

A summary of the Company’s net interest margin for the three and six month periods ended June 30, 2019 and 2018 is as follows:

	For the three month period ended
	June 30, 2019			June 30, 2018
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
Interest-earning assets:
Securities available for sale	$78,393	347	1.78%	$80,263	339	1.69%
Loans held for sale	2,482	27	4.36	2,389	27	4.51
Mortgage loans, net	113,786	1,248	4.40	110,939	1,137	4.11
Commercial loans, net	407,854	5,678	5.58	405,553	4,957	4.90
Consumer loans, net	73,777	950	5.16	72,070	885	4.92
Other	12,161	49	1.62	29,353	111	1.52
Total interest-earning assets	688,453	8,299	4.83	700,567	7,456	4.27

Interest-bearing liabilities and non-interest bearing deposits:
NOW accounts	96,579	25	0.10	88,327	11	0.05
Savings accounts	80,013	16	0.08	78,850	16	0.08
Money market accounts	168,605	306	0.73	199,279	203	0.41
Certificates	118,893	475	1.60	115,871	296	1.02
Advances and other borrowings	1,152	7	2.54	0	0	0.00
Total interest-bearing liabilities	465,242			482,327
Non-interest checking	155,921			154,323
Other non-interest bearing deposits	1,610			1,448
Total interest-bearing liabilities and non-interest bearing deposits	$622,773	829	0.53	$638,098	526	0.33
Net interest income		$7,470			$6,930
Net interest rate spread			4.30%			3.94%
Net interest margin			4.35%			3.97%

	For the six month period ended
	June 30, 2019			June 30, 2018
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
Interest-earning assets:
Securities available for sale	$78,592	686	1.76%	$79,274	653	1.66%
Loans held for sale	1,838	39	4.30	1,730	38	4.47
Mortgage loans, net	114,814	2,508	4.41	112,268	2,259	4.06
Commercial loans, net	404,399	10,737	5.35	403,035	9,726	4.87
Consumer loans, net	73,178	1,885	5.19	72,229	1,761	4.92
Other	18,549	176	1.91	25,179	177	1.42
Total interest-earning assets	691,370	16,031	4.68	693,715	14,614	4.25

Interest-bearing liabilities and non-interest bearing deposits:
NOW accounts	97,132	49	0.10	88,982	21	0.05
Savings accounts	79,259	31	0.08	78,017	31	0.08
Money market accounts	175,052	576	0.66	194,871	388	0.40
Certificates	116,558	856	1.48	113,798	554	0.98
Advances and other borrowings	579	7	2.54	283	2	1.71
Total interest-bearing liabilities	468,580			475,951
Non-interest checking	156,185			153,796
Other non-interest bearing deposits	1,835			1,494
Total interest-bearing liabilities and non-interest bearing deposits	$626,600	1,519	0.49	$631,241	996	0.32
Net interest income		$14,512			$13,618
Net interest rate spread			4.19%			3.93%
Net interest margin			4.23%			3.96%

Provision for Loan Losses

The provision for loan losses was ($1.1 million) for the second quarter of 2019, a decrease of $1.4 million compared to $0.3 million for the second quarter of 2018. The provision for loan losses was ($1.0 million) for the first six months of 2019, a decrease of $1.2 million compared to $0.2 million for the first six months of 2018. The credit provision amounts for the three and six month periods ending June 30, 2019 were primarily the result of the increase in the net recoveries received on previously charged off commercial loans during the three and six month periods of 2019 compared to the same periods of 2018. The net recoveries combined with the continued improvement in the credit quality of the loan portfolio resulted in a reduction of the overall allowance for loan losses required between the periods.

A reconciliation of the Company’s allowance for loan losses for the three and six month periods ended June 30, 2019 and 2018 is summarized as follows:

(Dollars in thousands)	2019	2018

Balance at March 31,	$8,673	9,129
Provision	(1,059)	295
Charge offs:
Consumer	(7)	(56)
Commercial business	(826)	(255)
Recoveries	1,843	215
Balance at June 30,	$8,624	9,328

Allocated to:
General allowance	$7,855	8,534
Specific allowance	769	794
	$8,624	9,328

(Dollars in thousands)	2019	2018

Balance at January 1,	$8,686	9,311
Provision	(1,032)	170
Charge offs:
Consumer	(46)	(125)
Commercial business	(869)	(255)
Single family	0	(23)
Recoveries	1,885	250
Balance at June 30,	$8,624	9,328

The decrease in the allowance for loan losses reflects the improvement in the credit quality of the loan portfolio between the periods. The $0.8 million and $0.9 million in commercial business loan charge offs in the three and six month periods ending June 30, 2019 relates primarily to two commercial business loans that were charged off due to the bankruptcy filing of the borrowers. The $1.8 million and $1.9 million of recoveries in the three and six month periods ending June 30, 2019 relates primarily to the repayment of a commercial real estate loan of which $1.7 million had previously been charged off.

Non-Interest Income

Non-interest income was $2.0 million for the second quarter of 2019, a decrease of $0.1 million, or 1.6%, from $2.1 million for the same period of 2018. Gain on sales of loans decreased $0.1 million between the periods primarily because of a decrease in commercial government guaranteed loan sales. Loan servicing income increased slightly due to an increase in the single family loan servicing fees earned. Other non-interest income increased slightly due to an increase in the fees earned on the sales of uninsured investment products between the periods.

Non-interest income was $3.7 million for the first six months of 2019, a decrease of $0.1 million, or 3.1%, from $3.8 million for the same six month period of 2018. Gain on sales of loans decreased $0.1 million between the periods primarily because of a decrease in commercial government guaranteed loan sales. Fees and service charges decreased $0.1 million between the periods due primarily to a decrease in overdraft fees. These decreases in non-interest income were partially offset by a slight increase in other non-interest income due to an increase in the sale of uninsured investment products and a slight increase in loan servicing income earned on single family loans between the periods.

Non-Interest Expense

Non-interest expense was $6.6 million for the second quarter of 2019, an increase of $0.3 million, or 4.0%, from $6.3 million for the second quarter of 2018. Other non-interest expense increased $0.1 million due primarily to an increase in loan related expenses. Professional services expense increased $0.1 million due primarily to an increase in legal expenses between the periods. Compensation and benefits expense increased $0.1 million primarily because of an increase in pension costs between the periods. Occupancy and equipment costs increased slightly between the periods due to an increase in depreciation and maintenance costs. These increases in non-interest expense were partially offset by a slight decrease in data processing expense primarily because of a decrease in phone and internet costs between the periods due to a change in vendors.

Non-interest expense was $13.0 million for the first six months of 2019, an increase of $0.1 million, or 1.1%, from $12.9 million for the same six month period of 2018. Compensation and benefits expense increased $0.1 million primarily because of an increase in pension costs between the periods. Professional services expense increased $0.1 million due primarily to an increase in legal expenses between the periods. These increases in non-interest expense were partially offset by a $0.1 million decrease in other non-interest expense between the periods due primarily to a decrease in the losses incurred on deposit accounts. Occupancy and equipment costs decreased slightly between the periods due to a decrease in non-capitalized equipment and software costs. Data processing costs decreased slightly because of a decrease in phone and internet costs between the periods due to a change in vendors.

Income Taxes

Income tax expense was $1.1 million for the second quarter of 2019, an increase of $0.5 million from $0.6 million for the second quarter of 2018. Income tax expense was $1.8 million for the first six months of 2019, an increase of $0.6 million from $1.2 million for the first six months of 2018. The increase in income tax expense between the periods is primarily the result of an increase in pre-tax income.

FINANCIAL CONDITION

Non-Performing Assets

The following table summarizes the amounts and categories of non-performing assets in the Bank’s portfolio and loan delinquency information as of the end of the three most recently completed quarters.

	June 30,	March 31,	December 31,
(Dollars in thousands)	2019	2019	2018

Non-Performing Loans:
Single family	$854	$751	$730
Commercial real estate	1,212	1,275	1,311
Consumer	458	283	489
Commercial business	144	212	148
Total	2,668	2,521	2,678

Foreclosed and Repossessed Assets:
Single family	30	30	0
Commercial real estate	414	414	414
Consumer	12	0	0
Total non-performing assets	$3,124	$2,965	$3,092
Total as a percentage of total assets	0.43%	0.41%	0.43%
Total non-performing loans	$2,668	$2,521	$2,678
Total as a percentage of total loans receivable, net	0.45%	0.42%	0.46%
Allowance for loan loss to non-performing loans	323.18%	343.90%	324.27%

Delinquency Data:
Delinquencies (1)
30+ days	$1,991	$1,554	$1,453
90+ days	0	0	0
Delinquencies as a percentage of loan portfolio (1)
30+ days	0.33%	0.25%	0.24%
90+ days	0.00%	0.00%	0.00%

(1) Excludes non-accrual loans.

Total non-performing assets were $3.1 million at June 30, 2019, an increase of $0.1 million, or 5.3%, from $3.0 million at March 31, 2019. Non-performing loans increased $0.1 million and foreclosed and repossessed assets remained the same during the second quarter of 2019.

Total non-performing assets were $3.1 million at June 30, 2019, the same as they were at December 31, 2018.

Dividends

The declaration of dividends is subject to, among other things, the Company's financial condition and results of operations, the Bank's compliance with regulatory capital requirements and other regulatory restrictions, tax considerations, industry standards, economic conditions, general business practices and other factors. The Company has not made any dividend payments to common stockholders during the three year period ended June 30, 2019.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2019, the net cash provided by operating activities was $4.1 million. The Company collected $0.4 million from maturing securities, $0.8 million from principal repayments on securities, and $1.1 million from the redemption of FHLB stock. The Company purchased $1.0 million in FHLB stock and paid out $0.5 million for premises and equipment. Net loans receivable increased $9.3 million and the Company had a net increase in deposit balances of $0.2 million. The Company also received and repaid $26.0 million in borrowings.

The Company has certificates of deposits with outstanding balances of $78.0 million that mature over the next 12 months. Based upon past experience, management anticipates that the majority of the deposits will renew for another term. The Company believes that cash outflow from certificates that do not renew will be replaced with other deposits or FHLB advances. Federal Reserve Bank borrowings or proceeds from the sale of securities could also be used to fund unanticipated outflows of certificates of deposits.

The Company had two deposit customers that individually had aggregate deposits greater than $5.0 million as of June 30, 2019. The $22.3 million in funds held by these customers may be withdrawn at any time, but management believes that the majority of these deposits will not be withdrawn from the Bank over the next twelve months. If these deposits are withdrawn, it is anticipated that they would be replaced with deposits from other customers or FHLB advances. Federal Reserve Bank borrowings or proceeds from the sale of securities could also be used to replace unanticipated outflows of large checking and money market deposits.

The Company had the ability to borrow $181.9 million from the FHLB at June 30, 2019, based on the collateral value of the loans pledged. The credit policy of the FHLB relating to the collateral value of the loans collateralizing the available line of credit with the FHLB may change such that the current collateral pledged to secure future advances is no longer acceptable or the formulas for determining the excess pledged collateral may change. The FHLB could also reduce the amount of funds it will lend to the Bank. It is not anticipated that the Bank will need to find alternative funding sources in the next twelve months to replace the available borrowings from the FHLB. However, if needed, excess collateral currently pledged to the FHLB could be pledged to the Federal Reserve Bank and the Bank could borrow additional funds from the Federal Reserve Bank based on the increased collateral levels or obtain additional deposits.

The Company’s primary source of cash is dividends from the Bank. At June 30, 2019, the Company had $2.5 million in cash and other assets that could readily be turned into cash. The primary use of cash by the Company is the payment of operating expenses.

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

The following table discloses the projected changes in the market value of the Company’s interest-earning assets and interest-bearing liabilities based upon incremental 100 basis-point changes in interest rates from interest rates in effect on June 30, 2019.

	Market Value
(Dollars in thousands)
Basis point change in interest rates	-200	-100	0	+100	+200
Total market risk sensitive assets	$729,287	718,485	705,774	695,172	681,538
Total market risk sensitive liabilities	686,070	640,162	598,661	562,759	532,321
Off-balance sheet financial instruments	(65)	(345)	0	(619)	(609)
Net market risk	$43,282	78,668	107,113	133,032	149,826
Percentage change from current market value	(59.59)%	(26.56)%	0.00%	24.20%	39.88%

The preceding table was prepared utilizing a model using the following assumptions (the Model Assumptions) regarding prepayment and decay ratios that were determined by management based upon their review of historical prepayment speeds and future prepayment projections. Fixed rate loans were assumed to prepay at annual rates of between 7% to 42%, depending on the note rate and the period to maturity. Adjustable rate mortgages (ARMs) were assumed to prepay at annual rates of between 5% and 60%, depending on the note rate and the period to maturity. Mortgage-backed securities were projected to have prepayments based upon the underlying collateral securing the instrument. Certificate accounts were assumed not to be withdrawn until maturity. Passbook accounts and money market accounts were assumed to decay at an annual rate of 0% and 1%, respectively. Retail checking accounts, commercial checking accounts and money market accounts were assumed to decay at annual rates of 0%, 28% and 32%, respectively. Callable investments were projected to be called at the first call date where the projected interest rate on similar remaining term instruments was less than the interest rate on the callable investment.

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

Asset/Liability Management

The Company’s management reviews the impact that changing interest rates will have on its net interest income projected for the next twelve months to determine if its current level of interest rate risk is acceptable. The following table projects the estimated impact on net interest income during the twelve month period ending June 30, 2020 of immediate interest rate changes called rate shocks.

(Dollars in thousands)
Rate Shock in Basis Points	Projected Change in Net Interest Income	Percentage Change
+200	$2,004	7.07%
+100	988	3.49
0	0	0.00
-100	(1,444)	(5.10)
-200	(3,034)	(10.71)

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

From time to time, the Company is party to legal proceedings arising out of its lending and deposit operations. See Note 15- Commitments and Loss Contingencies of the Notes to the Consolidated Financial Statements for more information.

Item 1A.	Risk Factors.

There have been no material changes to the Company’s risk factors contained in its Annual Report on Form 10-K for the year ended December 31, 2018. For a further discussion of our Risk Factors, see Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Not applicable.

(b) Not applicable.

(c) On November 28, 2018, the Board of Directors announced a new share repurchase program pursuant to which the Company may purchase shares of its common stock for an aggregate purchase price not to exceed $6 million. The share repurchase program does not obligate the Company to purchase any shares and has no set expiration date. No shares were repurchased by the Company during the three or six month periods ended June 30, 2019.

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

101

Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended June 30, 2019, filed with the SEC on August 2, 2019, formatted in Extensible Business Reporting Language (XBRL); (i) the Consolidated Balance Sheets at June 30, 2019 and December 31, 2018, (ii) the Consolidated Statements of Comprehensive Income for the Three Months and Six Months Ended June 30, 2019 and 2018, (iii) the Consolidated Statements of Stockholders’ Equity for the Three and Six Month Periods Ended June 30, 2019 and 2018, (iv) the Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2019 and 2018, and (v) Notes to Consolidated Financial Statements.

Filed Electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HMN FINANCIAL, INC.
Registrant

Date: August 2, 2019	/s/ Bradley Krehbiel
Bradley Krehbiel, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 2, 2019	/s/ Jon Eberle
Jon Eberle, Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)