Form 10-Q
period 2019-09-30
HMN FINANCIAL INC
filed 2019-11-01
CIK 921183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐       No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at October 26, 2019
Common stock, $0.01 par value	4,843,822

HMN FINANCIAL, INC.

Part I – FINANCIAL INFORMATION

Item 1: Financial Statements

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30,	December 31,
(Dollars in thousands)	2019	2018
	(unaudited)
Assets
Cash and cash equivalents	$62,507	20,709
Securities available for sale:
Mortgage-backed and related securities (amortized cost $22,126 and $8,159)	22,187	8,023
Other marketable securities (amortized cost $62,757 and $73,222)	62,665	71,836
	84,852	79,859

Equity securities	163	121
Loans held for sale	7,819	3,444
Loans receivable, net	583,102	586,688
Accrued interest receivable	2,217	2,356
Real estate, net	580	414
Federal Home Loan Bank stock, at cost	853	867
Mortgage servicing rights, net	1,994	1,855
Premises and equipment, net	10,325	9,635
Goodwill	802	802
Core deposit intangible	181	255
Prepaid expenses and other assets	5,608	2,668
Deferred tax asset, net	2,225	2,642
Total assets	$763,228	712,315

Liabilities and Stockholders’ Equity
Deposits	$659,608	623,352
Accrued interest payable	377	346
Customer escrows	2,924	1,448
Accrued expenses and other liabilities	9,129	4,022
Total liabilities	672,038	629,168
Commitments and contingencies
Stockholders’ equity:
Serial preferred stock ($.01 par value): authorized 500,000 shares; issued 0	0	0
Common stock ($.01 par value): authorized 16,000,000 shares; issued 9,128,662	91	91
Additional paid-in capital	40,259	40,090
Retained earnings, subject to certain restrictions	106,311	99,754
Accumulated other comprehensive loss	(21)	(1,096)
Unearned employee stock ownership plan shares	(1,692)	(1,836)
Treasury stock, at cost 4,284,840 and 4,292,838 shares	(53,758)	(53,856)
Total stockholders’ equity	91,190	83,147
Total liabilities and stockholders’ equity	$763,228	712,315

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2019	2018	2019	2018
Interest income:
Loans receivable	$7,428	7,441	22,597	21,225
Securities available for sale:
Mortgage-backed and related	56	52	146	148
Other marketable	309	285	905	842
Other	205	192	381	369
Total interest income	7,998	7,970	24,029	22,584

Interest expense:
Deposits	906	587	2,418	1,581
Federal Home Loan Bank advances and other borrowings	0	0	7	2
Total interest expense	906	587	2,425	1,583
Net interest income	7,092	7,383	21,604	21,001
Provision for loan losses	(420)	(652)	(1,452)	(482)
Net interest income after provision for loan losses	7,512	8,035	23,056	21,483

Non-interest income:
Fees and service charges	820	870	2,305	2,421
Loan servicing fees	324	343	957	941
Gain on sales of loans	845	489	1,835	1,612
Other	238	234	842	792
Total non-interest income	2,227	1,936	5,939	5,766

Non-interest expense:
Compensation and benefits	3,849	3,574	11,496	11,076
Occupancy and equipment	1,142	1,073	3,284	3,242
Data processing	319	310	925	939
Professional services	428	326	1,081	873
Other	1,009	931	2,975	2,951
Total non-interest expense	6,747	6,214	19,761	19,081
Income before income tax expense	2,992	3,757	9,234	8,168
Income tax expense	916	1,045	2,677	2,284
Net income	2,076	2,712	6,557	5,884
Other comprehensive income (loss), net of tax	149	(218)	1,075	(670)
Comprehensive income available to common shareholders	$2,225	2,494	7,632	5,214
Basic earnings per share	$0.45	0.62	1.42	1.37
Diluted earnings per share	$0.45	0.59	1.41	1.24

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

For the Three and Nine Month Periods Ended September 30, 2019 and 2018

(unaudited)

					Unearned
					Employee
				Accumulated	Stock		Total
		Additional		Other	Ownership		Stock-
	Common	Paid-in	Retained	Comprehensive	Plan	Treasury	Holders’
(Dollars in thousands)	Stock	Capital	Earnings	Loss	Shares	Stock	Equity

Balance, June 30, 2019	$91	40,153	104,235	(170)	(1,740)	(53,758)	88,811
Net income			2,076				2,076
Other comprehensive gain				149			149
Amortization of restricted stock awards		48					48
Earned employee stock ownership plan shares		58			48		106
Balance, September 30, 2019	$91	40,259	106,311	(21)	(1,692)	(53,758)	91,190

Balance, December 31, 2018	$91	40,090	99,754	(1,096)	(1,836)	(53,856)	83,147
Net income			6,557				6,557
Other comprehensive gain				1,075			1,075
Stock compensation expense		1					1
Restricted stock awards		(143)				143	0
Stock awards withheld for tax withholding						(45)	(45)
Amortization of restricted stock awards		138					138
Earned employee stock ownership plan shares		173			144		317
Balance, September 30, 2019	$91	40,259	106,311	(21)	(1,692)	(53,758)	91,190

					Unearned
					Employee
				Accumulated	Stock		Total
		Additional		Other	Ownership		Stock-
	Common	Paid-in	Retained	Comprehensive	Plan	Treasury	Holders’
(Dollars in thousands)	Stock	Capital	Earnings	Loss	Shares	Stock	Equity

Balance, June 30, 2018	$91	46,950	94,690	(1,479)	(1,933)	(56,494)	81,825
Net income			2,712				2,712
Other comprehensive loss				(218)			(218)
Stock warrants purchased		(4,464)					(4,464)
Stock compensation expense		5					5
Restricted stock awards		1				(1)	0
Amortization of restricted stock awards		31					31
Earned employee stock ownership plan shares		55			48		103
Balance, September 30, 2018	$91	42,578	97,402	(1,697)	(1,885)	(56,495)	79,994

Balance, December 31, 2017	$91	50,623	91,448	(957)	(2,030)	(58,357)	80,818
Net income			5,884				5,884
Amounts reclassified from accumulated other comprehensive loss			70	(70)			0
Other comprehensive loss				(670)			(670)
Stock warrants purchased		(6,453)					(6,453)
Exercise of stock warrants		(1,674)				1,674	0
Stock compensation expense		13					13
Restricted stock awards		(188)				188	0
Amortization of restricted stock awards		104					104
Earned employee stock ownership plan shares		153			145		298
Balance, September 30, 2018	$91	42,578	97,402	(1,697)	(1,885)	(56,495)	79,994

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2019	2018
Cash flows from operating activities:
Net income	$6,557	5,884
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	(1,452)	(482)
Depreciation	838	806
Amortization of (discounts) premiums, net	(10)	20
Amortization of deferred loan fees	(153)	(254)
Amortization of core deposit intangible	74	75
Amortization of purchased asset fair value adjustments	(29)	(63)
Amortization of mortgage servicing rights	535	412
Capitalized mortgage servicing rights	(674)	(533)
Securities (gains) losses, net	(42)	12
Loss on sale of premises and equipment	20	0
Gain on sales of real estate	0	(80)
Gain on sales of loans	(1,835)	(1,612)
Proceeds from sales of loans held for sale	77,289	68,590
Disbursements on loans held for sale	(75,833)	(59,079)
Amortization of restricted stock awards	138	104
Amortization of unearned Employee Stock Ownership Plan shares	144	145
Earned Employee Stock Ownership Plan shares priced above original cost	173	153
Stock option compensation expense	1	13
Decrease in accrued interest receivable	139	119
Increase in accrued interest payable	31	133
Decrease (increase) in other assets	1,285	(101)
Increase (decrease) in other liabilities	923	(1,434)
Other, net	22	(2)
Net cash provided by operating activities	8,141	12,826
Cash flows from investing activities:
Principal collected on securities available for sale	1,347	1,478
Proceeds collected on maturities of securities available for sale	10,400	310
Purchases of securities available for sale	(15,246)	(4,888)
Purchase of Federal Home Loan Bank stock	(1,040)	(322)
Redemption of Federal Home Loan Bank stock	1,054	272
Proceeds from sales of real estate	0	367
Net decrease (increase) in loans receivable	1,008	(7,614)
Proceeds from sale of premises and equipment	195	0
Purchases of premises and equipment	(1,748)	(2,333)
Net cash used by investing activities	(4,030)	(12,730)
Cash flows from financing activities:
Increase in deposits	36,256	15,829
Warrants purchased	0	(6,453)
Stock awards withheld for tax withholding	(45)	0
Proceeds from borrowings	26,000	6,800
Repayment of borrowings	(26,000)	(6,800)
Increase in customer escrows	1,476	1,040
Net cash provided by financing activities	37,687	10,416
Increase in cash and cash equivalents	41,798	10,512
Cash and cash equivalents, beginning of period	20,709	37,564
Cash and cash equivalents, end of period	$62,507	48,076
Supplemental cash flow disclosures:
Cash paid for interest	$2,394	1,448
Cash paid for income taxes	2,189	3,395
Supplemental noncash flow disclosures:
Loans transferred to loans held for sale	4,054	8,187
Transfer of loans to real estate	166	74
Right to use assets and lease obligations	4,241	0

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

(2) Basis of Preparation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of comprehensive income, consolidated statement of stockholders' equity and consolidated statements of cash flows in conformity with U.S. generally accepted accounting principles (GAAP). However, all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The results of operations for the nine month period ended September 30, 2019 are not necessarily indicative of the results which may be expected for the entire year.

(3) New Accounting Standards

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this ASU affect all entities that measure credit losses on financial instruments including loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial asset that has a contractual right to receive cash that is not specifically excluded. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this ASU replace the incurred loss impairment methodology required in current GAAP with a methodology that reflects expected credit losses that requires consideration of a broader range of reasonable and supportable information to estimate credit losses. The amendments in this ASU will affect entities to varying degrees depending on the credit quality of the assets held by the entity, the duration of the assets held, and how the entity applies the current incurred loss methodology. The amendments in this ASU, for public business entities that are filers with the Securities and Exchange Commission (SEC), are effective for fiscal years beginning after December 15, 2019, including interim periods within those annual periods. All entities may adopt the amendments in the ASU early as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Amendments should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Management has accumulated the charge off information necessary to calculate the appropriate life of loan loss percentages for the various loan categories, has identified several key metrics to help identify and project anticipated changes in the credit quality of our loan portfolio upon enactment, and is in the process of evaluating the determination of potential qualitative reserve amounts and the impact that the adoption of this ASU will have on the Company’s consolidated financial statements. On July 17, 2019, the FASB proposed a delay in the implementation date for this ASU for small SEC reporting companies, such as HMN, from the first quarter of 2020 to the first quarter of 2023. The proposed delay was reaffirmed by a tentative Board decision at the FASB Board meeting held on October 16, 2019 after reviewing comments received on the proposed delay. Management will monitor the progress of the proposed implementation date delay and will implement this ASU when the required implementation date is determined by the FASB.

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

The following table summarizes the assets and liabilities of the Company for which fair values are determined on a recurring basis as of September 30, 2019 and December 31, 2018.

	Carrying value at September 30, 2019
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale	$84,852	0	84,852	0
Equity securities	163	0	163	0
Mortgage loan commitments	19	0	19	0
Total	$85,034	0	85,034	0

	Carrying value at December 31, 2018
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale	$79,859	0	79,859	0
Equity securities	121	0	121	0
Mortgage loan commitments	40	0	40	0
Total	$80,020	0	80,020	0

There were no transfers between Levels 1, 2, or 3 during the three or nine month periods ended September 30, 2019.

The Company may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of the lower-of-cost-or-market accounting or write-downs of individual assets. The following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at September 30, 2019 and December 31, 2018.

	Carrying value at September 30, 2019
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Three months ended September 30, 2019 total gains (losses)	Nine months ended September 30, 2019 total gains (losses)
Loans held for sale	$7,819	0	7,819	0	(29)	(60)
Mortgage servicing rights	1,994	0	1,994	0	0	0
Loans (1)	2,605	0	2,605	0	61	36
Real estate, net (2)	580	0	580	0	0	0
Total	$12,998	0	12,998	0	32	(24)

	Carrying value at December 31, 2018
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Year ended December 31, 2018 total gains (losses)
Loans held for sale	$3,444	0	3,444	0	45
Mortgage servicing rights	1,855	0	1,855	0	0
Loans (1)	2,902	0	2,902	0	(97)
Real estate, net (2)	414	0	414	0	0
Total	$8,615	0	8,615	0	(52)

(1)	Represents the carrying value and related specific reserves on loans for which adjustments are based on the appraised value of the collateral. The carrying value of loans fully charged-off is zero.
(2)	Represents the fair value and related losses of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

(5) Fair Value of Financial Instruments

ASC 825, Disclosures about Fair Values of Financial Instruments requires interim reporting period disclosure about the fair value of financial instruments, including assets, liabilities and off-balance sheet items for which it is practicable to estimate fair value. The fair value estimates are made as of September 30, 2019 and December 31, 2018 based upon relevant market information, if available, and upon the characteristics of the financial instruments themselves. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based upon judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors.

The estimated fair value of the Company’s financial instruments as of September 30, 2019 and December 31, 2018 are shown in the following table.

	September 30, 2019						December 31, 2018
			Fair value hierarchy						Fair value hierarchy
(Dollars in thousands)	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3	Contract amount	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3	Contract amount

Financial assets:
Cash and cash equivalents	$62,507	62,507	62,507				20,709	20,709	20,709
Securities available for sale	84,852	84,852		84,852			79,859	79,859		79,859
Equity securities	163	163		163			121	121		121
Loans held for sale	7,819	7,819		7,819			3,444	3,444		3,444
Loans receivable, net	583,102	587,285		587,285			586,688	578,978		578,978
Federal Home Loan Bank stock	853	853		853			867	867		867
Accrued interest receivable	2,217	2,217		2,217			2,356	2,356		2,356
Financial liabilities:
Deposits	659,608	659,604		659,604			623,352	623,439		623,439
Accrued interest payable	377	377		377			346	346		346
Off-balance sheet financial instruments:
Commitments to extend credit	19	19				183,781	40	40				146,978
Commitments to sell loans	4	4				25,554	(56)	(56)				7,289

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

	For the three months ended September 30,
(Dollars in thousands)	2019			2018
Securities available for sale:	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Net unrealized gains (losses) arising during the period	$206	57	149	(303)	(85)	(218)
Other comprehensive income (loss)	$206	57	149	(303)	(85)	(218)

	For the nine months ended September 30,
(Dollars in thousands)	2019			2018
Securities available for sale:	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Net unrealized gains (losses) arising during the period	$1,491	416	1,075	(928)	(258)	(670)
Other comprehensive income (loss)	$1,491	416	1,075	(928)	(258)	(670)

(7) Securities Available For Sale

The following table shows the gross unrealized losses and fair value for the securities available for sale portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2019 and December 31, 2018.

	Less Than Twelve Months			Twelve Months or More			Total
(Dollars in thousands)	# of Investments	Fair Value	Unrealized Losses	# of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

September 30, 2019
Mortgage-backed securities:
Federal National Mortgage Association (FNMA)	2	$5,744	(17)	0	$0	0	$5,744	(17)
Other marketable securities:
U.S. Government agency obligations	1	5,000	(6)	10	49,894	(97)	54,894	(103)
Corporate obligations	0	0	0	1	108	(1)	108	(1)
Corporate preferred stock	0	0	0	1	665	(35)	665	(35)
Total temporarily impaired securities	3	$10,744	(23)	12	$50,667	(133)	$61,411	(156)

	Less Than Twelve Months			Twelve Months or More			Total
(Dollars in thousands)	# of Investments	Fair Value	Unrealized Losses	# of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

December 31, 2018
Mortgage-backed securities:
FNMA	0	$0	0	2	$3,769	(117)	$3,769	(117)
Federal Home Loan Mortgage Corporation (FHLMC)	1	4,060	(10)	0	0	0	4,060	(10)
Collateralized mortgage obligations:
FNMA	0	0	0	1	190	(9)	190	(9)
Other marketable securities:
U.S. Government agency obligations	0	0	0	14	68,735	(1,236)	68,735	(1,236)
Municipal obligations	3	498	(2)	8	1,467	(8)	1,965	(10)
Corporate obligations	0	0	0	1	172	(1)	172	(1)
Corporate preferred stock	0	0	0	1	560	(140)	560	(140)
Total temporarily impaired securities	4	$4,558	(12)	27	$74,893	(1,511)	$79,451	(1,523)

We review our investment portfolio on a quarterly basis for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the market liquidity for the investment, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer, and our intent and ability to hold the investment for a period of time sufficient to recover the temporary loss. The unrealized losses on impaired securities other than the corporate preferred stock are the result of changes in interest rates. The unrealized losses reported for the corporate preferred stock at September 30, 2019 relates to a single trust preferred security that was issued by the holding company of a small community bank. As of September 30, 2019 all payments were current on the trust preferred security and the issuer’s subsidiary bank was considered to be “well capitalized” based on its most recent regulatory filing. Based on a review of the issuer, it was determined that the trust preferred security was not other-than-temporarily impaired at September 30, 2019. The Company does not intend to sell the preferred stock and has the intent and ability to hold it for a period of time sufficient to recover the temporary loss. Management believes that the Company will receive all principal and interest payments contractually due on the security and that the decrease in the market value is primarily due to a lack of liquidity in the market for trust preferred securities. Management will continue to monitor the credit risk of the issuer and may be required to recognize other-than-temporary impairment charges on this security in future periods.

A summary of securities available for sale at September 30, 2019 and December 31, 2018 is as follows:

(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
September 30, 2019:
Mortgage-backed securities:
FNMA	$13,424	16	(17)	13,423
FHLMC	8,522	60	0	8,582
Collateralized mortgage obligations:
FNMA	180	2	0	182
	22,126	78	(17)	22,187
Other marketable securities:
U.S. Government agency obligations	59,978	41	(103)	59,916
Municipal obligations	1,971	6	0	1,977
Corporate obligations	108	0	(1)	107
Corporate preferred stock	700	0	(35)	665
	62,757	47	(139)	62,665
	$84,883	125	(156)	84,852

(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
December 31, 2018
Mortgage-backed securities:
FNMA	$3,886	0	(117)	3,769
FHLMC	4,074	0	(10)	4,064
Collateralized mortgage obligations:
FNMA	199	0	(9)	190
	8,159	0	(136)	8,023
Other marketable securities:
U.S. Government agency obligations	69,971	0	(1,236)	68,735
Municipal obligations	2,378	1	(10)	2,369
Corporate obligations	173	0	(1)	172
Corporate preferred stock	700	0	(140)	560
	73,222	1	(1,387)	71,836
	$81,381	1	(1,523)	79,859

The following table indicates amortized cost and estimated fair value of securities available for sale at September 30, 2019 based upon contractual maturity adjusted for scheduled repayments of principal and projected prepayments of principal based upon current economic conditions and interest rates.

(Dollars in thousands)	Amortized Cost	Fair Value
Due less than one year	$45,667	45,642
Due after one year through five years	32,938	32,953
Due after five years through ten years	5,481	5,495
Due after ten years	797	762
Total	$84,883	84,852

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

(8) Loans Receivable, Net

A summary of loans receivable at September 30, 2019 and December 31, 2018 is as follows:

(Dollars in thousands)	September 30, 2019	December 31, 2018
Single family	$113,062	110,698
Commercial real estate:
Real estate rental and leasing	181,904	195,564
Other	156,341	140,566
	338,245	336,130
Consumer	73,125	72,532
Commercial business	66,330	75,496
Total loans	590,762	594,856
Less:
Unamortized discounts	16	17
Net deferred loan costs	(551)	(535)
Allowance for loan losses	8,195	8,686
Total loans receivable, net	$583,102	586,688

(9) Allowance for Loan Losses and Credit Quality Information

The allowance for loan losses is summarized as follows:

(Dollars in thousands)	Single Family	Commercial Real Estate	Consumer	Commercial Business	Total
For the three months ended September 30, 2019:
Balance, June 30, 2019	$867	4,762	1,632	1,363	8,624
Provision for losses	24	(42)	(37)	(365)	(420)
Charge-offs	(2)	0	(46)	0	(48)
Recoveries	0	0	2	37	39
Balance, September 30, 2019	$889	4,720	1,551	1,035	8,195

For the nine months ended September 30, 2019:
Balance, December 31, 2018	$833	4,869	1,622	1,362	8,686
Provision for losses	58	(1,834)	13	311	(1,452)
Charge-offs	(2)	0	(92)	(869)	(963)
Recoveries	0	1,685	8	231	1,924
Balance, September 30, 2019	$889	4,720	1,551	1,035	8,195

Allocated to:
Specific reserves	$98	451	172	73	794
General reserves	735	4,418	1,450	1,289	7,892
Balance, December 31, 2018	$833	4,869	1,622	1,362	8,686

Allocated to:
Specific reserves	$52	459	101	55	667
General reserves	837	4,261	1,450	980	7,528
Balance, September 30, 2019	$889	4,720	1,551	1,035	8,195

Loans receivable at December 31, 2018:
Individually reviewed for impairment	$1,226	1,311	856	303	3,696
Collectively reviewed for impairment	109,472	334,819	71,676	75,193	591,160
Ending balance	$110,698	336,130	72,532	75,496	594,856

Loans receivable at September 30, 2019:
Individually reviewed for impairment	$908	1,291	838	235	3,272
Collectively reviewed for impairment	112,154	336,954	72,287	66,095	587,490
Ending balance	$113,062	338,245	73,125	66,330	590,762

(Dollars in thousands)	Single Family	Commercial Real Estate	Consumer	Commercial Business	Total
For the three months ended September 30, 2018:
Balance, June 30, 2018	$881	5,242	1,623	1,582	9,328
Provision for losses	(10)	(287)	61	(416)	(652)
Charge-offs	0	0	(16)	(15)	(31)
Recoveries	0	0	5	182	187
Balance, September 30, 2018	$871	4,955	1,673	1,333	8,832

For the nine months ended September 30, 2018:
Balance, December 31, 2017	$900	5,073	1,630	1,708	9,311
Provision for losses	(6)	(316)	169	(329)	(482)
Charge-offs	(24)	0	(141)	(270)	(435)
Recoveries	1	198	15	224	438
Balance, September 30, 2018	$871	4,955	1,673	1,333	8,832

The following table summarizes the amount of classified and unclassified loans at September 30, 2019 and December 31, 2018:

	September 30, 2019
	Classified					Unclassified
(Dollars in thousands)	Special Mention	Substandard	Doubtful	Loss	Total	Total	Total Loans
Single family	$1,134	1,703	36	0	2,873	110,189	113,062
Commercial real estate:
Real estate rental and leasing	4,905	3,727	0	0	8,632	173,272	181,904
Other	4,132	4,683	0	0	8,815	147,526	156,341
Consumer	0	739	30	69	838	72,287	73,125
Commercial business	5,748	1,857	0	0	7,605	58,725	66,330
	$15,919	12,709	66	69	28,763	561,999	590,762

	December 31, 2018
	Classified					Unclassified
(Dollars in thousands)	Special Mention	Substandard	Doubtful	Loss	Total	Total	Total Loans
Single family	$150	1,771	40	0	1,961	108,737	110,698
Commercial real estate:
Real estate rental and leasing	5,564	4,805	0	0	10,369	185,195	195,564
Other	4,879	5,118	0	0	9,997	130,569	140,566
Consumer	0	709	41	106	856	71,676	72,532
Commercial business	6,647	2,761	0	0	9,408	66,088	75,496
	$17,240	15,164	81	106	32,591	562,265	594,856

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

The aging of past due loans at September 30, 2019 and December 31, 2018 is summarized as follows:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
September 30, 2019
Single family	$386	78	61	525	112,537	113,062	0
Commercial real estate:
Real estate rental and leasing	738	0	0	738	181,166	181,904	0
Other	531	0	105	636	155,705	156,341	0
Consumer	287	40	323	650	72,475	73,125	0
Commercial business	589	0	0	589	65,741	66,330	0
	$2,531	118	489	3,138	587,624	590,762	0
December 31, 2018
Single family	$680	325	77	1,082	109,616	110,698	0
Commercial real estate:
Real estate rental and leasing	0	0	0	0	195,564	195,564	0
Other	0	0	0	0	140,566	140,566	0
Consumer	391	100	279	770	71,762	72,532	0
Commercial business	21	0	0	21	75,475	75,496	0
	$1,092	425	356	1,873	592,983	594,856	0

Impaired loans include loans that are non-performing (non-accruing) and loans that have been modified in a troubled debt restructuring (TDR). The following table summarizes impaired loans and related allowances as of September 30, 2019 and December 31, 2018:

	September 30, 2019			December 31, 2018
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans with no related allowance recorded:
Single family	$488	507	0	458	477	0
Commercial real estate:
Other	0	0	0	25	1,682	0
Consumer	677	677	0	515	515	0
Loans with an allowance recorded:
Single family	420	420	52	768	768	98
Commercial real estate:
Real estate rental and leasing	188	188	16	201	201	21
Other	1,103	1,103	443	1,085	1,085	430
Consumer	161	161	101	341	341	172
Commercial business	235	787	55	303	854	73
Total:
Single family	908	927	52	1,226	1,245	98
Commercial real estate:
Real estate rental and leasing	188	188	16	201	201	21
Other	1,103	1,103	443	1,110	2,767	430
Consumer	838	838	101	856	856	172
Commercial business	235	787	55	303	854	73
	$3,272	3,843	667	3,696	5,923	794

The following tables summarize average recorded investment and interest income recognized on impaired loans during the three and nine months ended September 30, 2019 and 2018.

	For the three months ended September 30, 2019		For the nine months ended September 30, 2019
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance recorded:
Single family	$551	6	499	17
Commercial real estate:
Other	0	0	13	0
Consumer	612	3	530	17
Loans with an allowance recorded:
Single family	579	1	684	2
Commercial real estate:
Real estate rental and leasing	191	0	195	0
Other	1,061	20	1,065	22
Consumer	192	3	241	8
Commercial business	248	3	286	8
Total:
Single family	1,130	7	1,183	19
Commercial real estate:
Real estate rental and leasing	191	0	195	0
Other	1,061	20	1,078	22
Consumer	804	6	771	25
Commercial business	248	3	286	8
	$3,434	36	3,513	74

	For the three months ended September 30, 2018		For the nine months ended September 30, 2018
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance recorded:
Single family	$511	6	467	18
Commercial real estate:
Real estate rental and leasing	34	15	34	30
Other	95	29	95	77
Consumer	608	4	508	14
Loans with an allowance recorded:
Single family	840	0	882	0
Commercial real estate:
Real estate rental and leasing	105	1	53	7
Other	2,327	0	1,821	57
Consumer	358	4	409	9
Commercial business	318	3	406	12
Total:
Single family	1,351	6	1,349	18
Commercial real estate:
Real estate rental and leasing	139	16	87	37
Other	2,422	29	1,916	134
Consumer	966	8	917	23
Commercial business	318	3	406	12
	$5,196	62	4,675	224

At September 30, 2019 and December 31, 2018, non-accruing loans totaled $1.5 million and $2.7 million, respectively, for which the related allowance for loan losses was $0.1 million and $0.7 million, respectively. All of the interest income that was recognized for non-accruing loans was recognized using the cash basis method of income recognition. Non-accruing loans for which no specific allowance has been recorded, because management determined that the value of the collateral was sufficient to repay the loan, totaled $0.6 million and $0.4 million, at September 30, 2019 and December 31, 2018, respectively. Non-accrual loans also include certain loans that have had terms modified in a TDR.

The non-accrual loans at September 30, 2019 and December 31, 2018 are summarized as follows:

(Dollars in thousands)	September 30, 2019	December 31, 2018

Single family	$574	730
Commercial real estate:
Real estate rental and leasing	188	201
Other	105	1,110
Consumer	513	489
Commercial business	99	148
	$1,479	2,678

At September 30, 2019 and December 31, 2018 there were loans included in loans receivable, net, with terms that had been modified in a TDR totaling $2.2 million and $2.5 million, respectively. Of the loans that were restructured in the third quarter of 2019, none were classified but performing, and $0.1 million were non-performing at September 30, 2019. The loans that were restructured in the third quarter of 2018 were not considered material.

The following table summarizes TDRs at September 30, 2019 and December 31, 2018:

	September 30, 2019			December 31, 2018
(Dollars in thousands)	Accrual	Non-Accrual	Total	Accrual	Non-Accrual	Total
Single family	$333	253	586	496	140	636
Commercial real estate	998	0	998	0	1,110	1,110
Consumer	325	184	509	367	155	522
Commercial business	137	0	137	155	53	208
	$1,793	437	2,230	1,018	1,458	2,476

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

When a loan is modified as a TDR, there may be a direct, material impact on the loans within the balance sheet, as principal balances may be partially forgiven. The financial effects of TDRs are presented in the following tables and represent the difference between the outstanding recorded balance pre-modification and post-modification, for the three month and nine month periods ended September 30, 2019 and 2018.

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
(Dollars in thousands)	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment
Troubled debt restructurings:
Single family	0	$0	0	3	$176	181
Consumer	1	58	58	4	118	118
Total	1	$58	58	7	$294	299

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
(Dollars in thousands)	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment
Troubled debt restructurings:
Single family	0	$0	0	1	$55	58
Commercial real estate:
Real estate rental and leasing	0	0	0	1	54	54
Other	0	0	0	2	1,518	1,518
Consumer	2	2	2	10	335	336
Commercial business	0	0	0	1	70	70
Total	2	$2	2	15	$2,032	2,036

There were no loans that were restructured in the 12 months preceding September 30, 2019 and 2018 that subsequently defaulted during the three and nine months ended September 30, 2019 and 2018, respectively.

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

TDRs are reviewed for impairment following the same methodology as other impaired loans. For loans that are collateral-dependent, the value of the collateral is reviewed and additional reserves may be added to specific reserves as needed. Loans that are not collateral-dependent may have additional reserves established if deemed necessary. The reserves for TDRs were $0.6 million, or 7.2%, of the total $8.2 million in loan loss reserves at September 30, 2019 and $0.6 million, or 7.2%, of the total $8.7 million in loan loss reserves at December 31, 2018.

The following is additional information with respect to loans acquired through acquisitions:

(Dollars in thousands)	Contractual Principal Receivable	Accretable Difference	Carrying Amount
Purchased performing loans:
Balance at June 30, 2019	$5,842	(157)	5,685
Change due to payments/refinances	(486)	8	(478)
Balance at September 30, 2019	$5,356	(149)	5,207

(Dollars in thousands)	Contractual Principal Receivable	Non-Accretable Difference	Carrying Amount
Purchased credit impaired loans:
Balance at June 30, 2019	$185	(4)	181
Change due to payments/refinances	0	1	1
Balance at September 30, 2019	$185	(3)	182

As a result of acquisitions, the Company has loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable at acquisition that all contractually required payments would not be collected. The carrying amount of those loans as of September 30, 2019 was $0.2 million.

No material provision for loan losses was recognized during the period ended September 30, 2019 related to acquired loans, as there was no significant change to the credit quality of those loans.

(10) Intangible Assets

The Company’s intangible assets consist of mortgage servicing rights, core deposit intangibles, and goodwill. A summary of mortgage servicing activity is as follows:

(Dollars in thousands)	Nine Months ended September 30, 2019	Twelve Months ended December 31, 2018	Nine Months ended September 30, 2018
Balance, beginning of period	$1,855	1,724	1,724
Originations	674	682	533
Amortization	(535)	(551)	(412)
Balance, end of period	$1,994	1,855	1,845
Fair value of mortgage servicing rights	$2,922	3,901	3,641

All of the loans sold where the Company continues to service the loans are serviced for FNMA under the individual loan sale program. The following is a summary of the risk characteristics of the loans being serviced for FNMA at September 30, 2019.

		Weighted	Weighted
	Loan	Average	Average
	Principal	Interest	Remaining	Number
(Dollars in thousands)	Balance	Rate	Term (months)	of Loans
Original term 30 year fixed rate	$321,139	4.16%	307	2,400
Original term 15 year fixed rate	90,370	3.20	128	938
Adjustable rate	49	4.63	260	2

The gross carrying amount of intangible assets and the associated accumulated amortization at September 30, 2019 and 2018 is presented in the following table. No amortization expense relating to goodwill is recorded as GAAP does not allow goodwill to be amortized, but requires that it be tested for impairment at least annually, or sooner, if there are indications that impairment may exist. Amortization expense for amortizing intangible assets was $0.6 million and $0.5 million for the nine month periods ended September 30, 2019 and 2018, respectively.

	September 30, 2019
	Gross
(Dollars in thousands)	Carrying Amount	Accumulated Amortization	Unamortized Amount
Mortgage servicing rights	$4,788	(2,794)	1,994
Core deposit intangible	574	(393)	181
Goodwill	802	0	802
Total	$6,164	(3,187)	2,977

	September 30, 2018
	Gross
(Dollars in thousands)	Carrying Amount	Accumulated Amortization	Unamortized Amount
Mortgage servicing rights	$4,457	(2,612)	1,845
Core deposit intangible	574	(294)	280
Goodwill	802	0	802
Total	$5,833	(2,906)	2,927

The following table indicates the estimated future amortization expense for amortizing intangible assets:

(Dollars in thousands)	Mortgage Servicing Rights	Core Deposit Intangible	Total Amortizing Intangible Assets
Year ended December 31,
2019	$129	25	154
2020	460	99	559
2021	413	47	460
2022	358	10	368
2023	284	0	284
Thereafter	350	0	350
Total	$1,994	181	2,175

Projections of amortization are based on existing asset balances and the existing interest rate environment as of September 30, 2019. The Company's actual experience may be significantly different depending upon changes in mortgage interest rates and other market conditions.

(11) Leases

On January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842) and as of September 30, 2019 a $4.2 million right-of-use asset and an offsetting lease payment obligation liability were recorded on the consolidated balance sheet in other assets and other liabilities, respectively.

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

The Company’s leases relate to office space and bank branches with remaining lease terms between 35 and 67 months. Certain leases contain extension options which typically range from 3 to 10 years. Because these extension options are not considered reasonably certain of exercise, they are not included in the lease term. As of September 30, 2019, operating lease right-of-use assets and liabilities were $4.2 million.

The table below summarizes our net lease cost:

(Dollars in thousands)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$221	667

The table below summarizes other information related to our operating leases:

(Dollars in thousands)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$221	667
Weighted-average remaining lease term – operating leases, in years	5.0	5.0
Weighted-average discount rate – operating leases	2.19%	2.19%

The table below summarizes the maturity of remaining lease liabilities:

(Dollars in thousands)	September 30, 2019
2019	$221
2020	886
2021	895
2022	932
2023	807
2024 and thereafter	743
Total lease payments	4,484
Less: Interest	(243)
Present value of lease liabilities	$4,241

(12) Earnings per Common Share

The following table reconciles the weighted average shares outstanding and the earnings available to common shareholders used for basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2019	2018	2019	2018
Weighted average number of common shares outstanding used in basic earnings per share calculation	4,614	4,358	4,606	4,296
Net dilutive effect of:
Restricted stock awards, options, and warrants	28	252	29	458
Weighted average number of shares outstanding adjusted for effect of dilutive securities	4,642	4,610	4,635	4,754
Income available to common shareholders	$2,076	2,712	6,557	5,884
Basic earnings per common share	$0.45	0.62	1.42	1.37
Diluted earnings per common share	$0.45	0.59	1.41	1.24

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

The Bank’s average total assets for the quarter ended September 30, 2019 were $743.2 million, its adjusted total assets were $742.0 million, and its risk-weighted assets were $613.2 million. The following table presents the Bank’s capital amounts and ratios at September 30, 2019 for actual capital, required capital, and excess capital, including ratios in order to qualify as being well capitalized under the prompt corrective action regulations.

	Actual		Required to be Adequately Capitalized		Excess Capital		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Percent of Assets	Amount	Percent of Assets	Amount	Percent of Assets	Amount	Percent of Assets
September 30, 2019
Common equity tier 1 capital	$81,642	13.31%	$27,596	4.50%	$54,046	8.81%	$39,861	6.50%
Tier 1 capital leverage	81,642	11.00	29,679	4.00	51,963	7.00	37,098	5.00
Tier 1 risk-based capital	81,642	13.31	36,795	6.00	44,847	7.31	49,060	8.00
Total risk-based capital	89,314	14.56	49,060	8.00	40,254	6.56	61,325	10.00

The Bank must maintain a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. On January 1, 2019, the capital conservation buffer amount increased to 2.50% and is fully phased in. Management believes that, as of September 30, 2019, the Bank’s capital ratios were in excess of those quantitative capital ratio standards set forth under the current prompt corrective action regulations, including the capital conservation buffer described above. However, there can be no assurance that the Bank will continue to maintain such status in the future. The Office of the Comptroller of the Currency has extensive discretion in its supervisory and enforcement activities, and can adjust the requirement to be “well-capitalized” in the future.

(14) Stockholders’ Equity

The Company may repurchase up to $6 million of its common stock under the existing share repurchase program. The Company did not repurchase any shares of its common stock in the open market under the share repurchase program or pay any dividends on its common stock during the three or nine month periods ended September 30, 2019.

(15) Commitments and Contingencies

The Bank issues standby letters of credit which guarantee the performance of customers to third parties. The standby letters of credit issued and available at September 30, 2019 were approximately $5.1 million, expire over the next 35 months, and are collateralized primarily with commercial real estate mortgages. Since the conditions under which the Bank is required to fund the standby letters of credit may not materialize, the cash requirements are expected to be less than the total outstanding commitments.

From time to time, the Company is party to legal proceedings arising out of its lending and deposit operations. The Company is, and expects to become, engaged in foreclosure proceedings, collection actions, and other litigation as part of its normal banking activities. Among the various current litigation matters, the Company is involved in a bankruptcy litigation claim where the bankruptcy trustee is attempting to recover $3.7 million related to the principal and interest payments made to the Bank prior to the bankruptcy filing of a former customer of the Bank.

The Company examines each legal matter, and, in those situations where it determines that a particular legal matter presents loss contingencies that are both probable and reasonably estimable, establishes an appropriate accrual. In many situations, the Company is not able to estimate reasonably possible losses due to the preliminary nature of the legal matter, as well as a variety of other factors and uncertainties. For those legal matters where the Company is able to estimate a range of reasonably possible losses, management currently estimates that the aggregate range of losses from all of our outstanding litigation is from $0 to $1.4 million in excess of the amounts accrued, if any. This estimated aggregate range is based on an assessment of the information currently available to the Company and the actual aggregate losses could be higher. However, the Company does not believe these losses are probable to occur at this time. The Company reassesses all of its potential loss positions based on the available information each quarter and the estimated range of reasonably possible losses may change in the future. The Company typically vigorously pursues all available defenses related to litigation but may consider other alternatives, including settlement, in situations where there is an opportunity to resolve a legal matter on terms that are considered to be favorable to the Company when considering the continued expense and distraction of defending against any particular legal action.

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

(Dollars in thousands)	Home Federal Savings Bank	Other	Eliminations	Consolidated Total
At or for the nine months ended September 30, 2019:
Interest income - external customers	$24,029	2	(2)	24,029
Non-interest income - external customers	5,939	0	0	5,939
Intersegment non-interest income	176	7,015	(7,191)	0
Interest expense	2,427	0	(2)	2,425
Provision for loan losses	(1,452)	0	0	(1,452)
Non-interest expense	19,363	574	(176)	19,761
Income tax expense	2,791	(114)	0	2,677
Net income	7,015	6,557	(7,015)	6,557
Total assets	762,445	91,388	(90,605)	763,228

At or for the nine months ended September 30, 2018:
Interest income - external customers	$22,584	0	0	22,584
Non-interest income - external customers	5,766	0	0	5,766
Intersegment non-interest income	164	6,328	(6,492)	0
Interest expense	1,583	0	0	1,583
Provision for loan losses	(482)	0	0	(482)
Non-interest expense	18,703	542	(164)	19,081
Income tax expense	2,382	(98)	0	2,284
Net income	6,328	5,884	(6,328)	5,884
Total assets	737,289	79,228	(79,072)	737,445

At or for the quarter ended September 30, 2019:
Interest income - external customers	$7,998	2	(2)	7,998
Non-interest income - external customers	2,227	0	0	2,227
Intersegment non-interest income	59	2,235	(2,294)	0
Interest expense	908	0	(2)	906
Provision for loan losses	(420)	0	0	(420)
Non-interest expense	6,604	202	(59)	6,747
Income tax expense	957	(41)	0	916
Net income	2,235	2,076	(2,235)	2,076
Total assets	762,445	91,388	(90,605)	763,228

At or for the quarter ended September 30, 2018:
Interest income - external customers	$7,970	0	0	7,970
Non-interest income - external customers	1,936	0	0	1,936
Intersegment non-interest income	59	2,864	(2,923)	0
Interest expense	587	0	0	587
Provision for loan losses	(652)	0	0	(652)
Non-interest expense	6,087	186	(59)	6,214
Income tax expense	1,079	(34)	0	1,045
Net income	2,864	2,712	(2,864)	2,712
Total assets	737,289	79,228	(79,072)	737,445

Item 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Information

Safe Harbor Statement

This quarterly report and other reports filed by the Company with the Securities Exchange Commission (SEC) may contain forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are often identified by such forward-looking terminology as “expect,” “intend,” “look,” “believe,” “anticipate,” “estimate,” “project,” “seek,” “may,” “will,” “would,” “could,” “should,” “trend,” “target,” and “goal” or similar statements or variations of such terms and include, but are not limited to, those relating to growing our core deposit relationships and loan balances, enhancing the financial performance of our core banking operations, maintaining credit quality, maintaining net interest margins, reducing non-performing assets, and generating improved financial results (including profitability); the adequacy and amount of available liquidity and capital resources to the Bank; the Company’s liquidity and capital requirements; our expectations for core capital and our strategies and potential strategies for maintenance thereof; improvements in loan production; changes in the size of the Bank’s loan portfolio; the amount of the Bank’s non-performing assets and the appropriateness of the allowance therefor; anticipated future levels of the provision for loan losses; future losses on non-performing assets; the amount and composition of interest-earning assets; the amount of yield enhancements relating to non-accruing and purchased loans; the amount and composition of non-interest and interest-bearing liabilities; the availability of alternate funding sources; the payment of dividends by HMN; the future outlook for the Company; the amount of deposits that will be withdrawn from checking and money market accounts and how the withdrawn deposits will be replaced; the projected changes in net interest income based on rate shocks; the range that interest rates may fluctuate over the next twelve months; the net market risk of interest rate shocks; the future outlook for the issuer of the trust preferred securities held by the Bank; the anticipated results of litigation and our assessment of the impact on our financial statements; the ability of the Bank to pay dividends to HMN; the ability to remain well capitalized; the impact of new accounting pronouncements; and compliance by the Bank with regulatory standards generally (including the Bank’s status as “well-capitalized”) and other supervisory directives or requirements to which the Company or the Bank are or may become expressly subject, specifically, and possible responses of the Office of the Comptroller of the Currency (OCC), Board of Governors of the Federal Reserve System (FRB), the Bank, and the Company to any failure to comply with any such regulatory standard, directive or requirement.

A number of factors could cause actual results to differ materially from the Company’s assumptions and expectations. These include but are not limited to the adequacy and marketability of real estate and other collateral securing loans to borrowers; federal and state regulation and enforcement; possible legislative and regulatory changes, including changes to regulatory capital rules; the ability of the Bank to comply with other applicable regulatory capital requirements; enforcement activity of the OCC and FRB in the event of our non-compliance with any applicable regulatory standard or requirement; adverse economic, business and competitive developments such as continued shrinking interest margins, reduced collateral values, deposit outflows, changes in credit or other risks posed by the Company’s loan and investment portfolios; changes in costs associated with traditional and alternate funding sources, including changes in collateral advance rates and policies of the Federal Home Loan Bank (FHLB); technological, computer-related or operational difficulties; results of litigation; reduced demand for financial services and loan products; changes in accounting policies and guidelines, or monetary and fiscal policies of the federal government or tax laws; domestic and international economic developments; the Company’s access to and adverse changes in securities markets; the market for credit related assets; the future operating results, financial condition, cash flow requirements and capital spending priorities of the Company and the Bank; the availability of internal and, as required, external sources of funding; our ability to attract and retain employees; or other significant uncertainties. Additional factors that may cause actual results to differ from the Company’s assumptions and expectations include those set forth in the Company’s most recent filings on Forms 10-K and 10-Q with the SEC. All forward-looking statements are qualified by, and should be considered in conjunction with, such cautionary statements. For additional discussion of the risks and uncertainties applicable to the Company, see the “Risk Factors” sections of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and Part II, Item 1A of its subsequently filed quarterly reports on Form 10-Q. All statements in this Form 10-Q, including forward-looking statements, speak only as of the date they are made, and we undertake no duty to update any of the forward-looking statements after the date of this quarterly report on Form 10-Q.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2019 COMPARED TO THE SAME PERIODS ENDED SEPTEMBER 30, 2018

Net Income

Net income was $2.1 million for the third quarter of 2019, a decrease of $0.6 million, compared to net income of $2.7 million for the third quarter of 2018. Diluted earnings per share for the third quarter of 2019 was $0.45, a decrease of $0.14 per share, compared to diluted earnings per share of $0.59 for the third quarter of 2018. The decrease in net income between the periods was primarily because of a $0.5 million increase in non-interest expenses primarily related to increased compensation and professional services costs, a $0.3 million decrease in net interest income due to an increase in the average rates paid on deposits, and a $0.3 million increase in the loan loss provision. These decreases in net income were partially offset by a $0.4 million increase in the gain on sales of loans between the periods and a $0.1 million decrease in income tax expense as a result of the decreased pre-tax income between the periods.

Net income was $6.6 million for the nine month period ended September 30, 2019, an increase of $0.7 million, or 11.4%, compared to net income of $5.9 million for the nine month period ended September 30, 2018. Diluted earnings per share for the nine month period ended September 30, 2019 was $1.41, an increase of $0.17 per share, compared to diluted earnings per share of $1.24 for the same period in 2018. The increase in net income between the periods was primarily because of a $1.0 million decrease in the provision for loan losses, a $0.6 million increase in net interest income, and a $0.2 million increase in the gain on sales of loans. These increases in net income were partially offset by a $0.4 million increase in compensation expense related to the increased mortgage loan production and annual salary increases, a $0.4 million increase in income tax expense as a result of the increased pre-tax income, and a $0.2 million increase in professional services expenses between the periods.

Net Interest Income

Net interest income was $7.1 million for the third quarter of 2019, a decrease of $0.3 million, or 3.9%, from $7.4 million for the third quarter of 2018. Interest income was $8.0 million for the third quarter of 2019, the same as for the third quarter of 2018. Interest income remained flat despite the increase in the average federal funds rate between the periods as competitive pricing in our markets did not allow for increased loan rates when the federal funds rate increased in the fourth quarter of 2018. The average yield earned on interest-earning assets was 4.47% for the third quarter of 2019, the same as for the third quarter of 2018.

Interest expense was $0.9 million for the third quarter of 2019, an increase of $0.3 million, or 54.3%, from $0.6 million for the third quarter of 2018. The average interest rate paid on interest-bearing liabilities and non-interest-bearing deposits was 0.56% for the third quarter of 2019, an increase of 20 basis points from 0.36% for the third quarter of 2018. The increase in the interest paid on interest-bearing liabilities was primarily because of the increase in the average federal funds rate between the periods which increased the cost of deposits between the periods.

Net interest margin (net interest income divided by average interest-earning assets) for the third quarter of 2019 was 3.97%, a decrease of 17 basis points, compared to 4.14% for the third quarter of 2018. The decrease in the net interest margin is primarily related to the increase in interest expense as a result of an increase in the average federal funds rate between the periods while rates on interest earning assets remained flat.

Net interest income was $21.6 million for the first nine months of 2019, an increase of $0.6 million, or 2.9%, from $21.0 million for the same period in 2018. Interest income was $24.0 million for the nine month period ended September 30, 2019, an increase of $1.4 million, or 6.4%, from $22.6 million for the same nine month period in 2018. Interest income increased primarily because of the higher interest amounts earned on interest-earning assets as a result of the increase in the average federal funds rate between the periods. Interest income also increased $0.3 million because of an increase in the amount of yield enhancements recognized between the periods on non-accruing loans that were paid off. The average yield earned on interest-earning assets was 4.60% for the nine month period ended September 30, 2019, an increase of 28 basis points from 4.32% for the same nine month period in 2018. The average yield earned on the average interest-earning assets increased 5 basis points as a result of the change in yield enhancements recognized between the periods.

Interest expense was $2.4 million for the first nine months of 2019, an increase of $0.8 million, or 53.2%, compared to $1.6 million in the first nine months of 2018. The average interest rate paid on interest-bearing liabilities and non-interest-bearing deposits was 0.51% for the first nine months of 2019, an increase of 18 basis points from 0.33% for the first nine months of 2018. The increase in the interest paid on non-interest and interest-bearing liabilities was primarily because of the increase in the average federal funds rate between the periods which increased the cost of deposits.

Net interest margin (net interest income divided by average interest-earning assets) for the first nine months of 2019 was 4.14%, an increase of 12 basis points, compared to 4.02% for the first nine months of 2018. The increase in the net interest margin is primarily related to the increase in interest income between the periods as a result of the increase in the average federal funds rate.

A summary of the Company’s net interest margin for the three and nine month periods ended September 30, 2019 and 2018 is as follows:

	For the three-month period ended
	September 30, 2019			September 30, 2018
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
Interest-earning assets:
Securities available for sale	$80,286	365	1.80%	$79,755	337	1.68%
Loans held for sale	3,557	43	4.72	1,757	24	5.45
Single family loans, net	115,844	1,236	4.23	112,221	1,154	4.08
Commercial loans, net	398,674	5,229	5.20	399,517	5,349	5.31
Consumer loans, net	73,788	920	4.95	72,257	914	5.02
Other	37,355	205	2.18	42,344	192	1.80
Total interest-earning assets	$709,504	7,998	4.47	$707,851	7,970	4.47

Interest-bearing liabilities and non-interest-bearing deposits:
Checking accounts	93,024	23	0.10	84,491	19	0.09
Savings accounts	80,269	16	0.08	78,191	16	0.08
Money market accounts	173,606	303	0.69	204,599	221	0.43
Certificates	127,888	564	1.75	115,620	331	1.14
Total interest-bearing liabilities	$474,787			$482,901
Non-interest checking	166,972			160,410
Other non-interest bearing deposits	2,415			1,709
Total interest-bearing liabilities and non-interest-bearing deposits	$644,174	906	0.56	$645,020	587	0.36
Net interest income		7,092			7,383
Net interest rate spread			3.91%			4.11%
Net interest margin			3.97%			4.14%

	For the nine-month period ended
	September 30, 2019			September 30, 2018
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
Interest-earning assets:
Securities available for sale	$79,163	1,051	1.77%	$79,436	990	1.67%
Loans held for sale	2,417	82	4.51	1,739	62	4.80
Single family loans, net	115,162	3,744	4.35	112,252	3,412	4.06
Commercial loans, net	402,469	15,966	5.30	401,850	15,076	5.02
Consumer loans, net	73,384	2,805	5.11	72,238	2,675	4.95
Other	24,886	381	2.05	30,964	369	1.59
Total interest-earning assets	$697,481	24,029	4.60	$698,479	22,584	4.32

Interest-bearing liabilities and non-interest-bearing deposits:
Checking accounts	95,748	73	0.10	87,468	41	0.06
Savings accounts	79,599	47	0.08	78,075	46	0.08
Money market accounts	174,565	878	0.67	198,149	610	0.41
Certificates	120,376	1,420	1.58	114,412	884	1.03
Advances and other borrowings	384	7	2.54	188	2	1.71
Total interest-bearing liabilities	$470,672			$478,292
Non-interest checking	159,820			156,026
Other non-interest bearing deposits	2,030			1,567
Total interest-bearing liabilities and non-interest-bearing deposits	$632,522	2,425	0.51	$635,885	1,583	0.33
Net interest income		21,604			21,001
Net interest rate spread			4.09%			3.99%
Net interest margin			4.14%			4.02%

Provision for Loan Losses

The provision for loan losses was ($0.4) million for the third quarter of 2019, an increase of $0.3 million from the ($0.7) million provision for loan losses for the third quarter of 2018. The credit provision amount for the period was primarily the result of certain adversely classified commercial loans being paid off during the period. These payoffs, combined with the continued improvement in the credit quality of the loan portfolio, resulted in a reduction of the overall allowance for loan losses required between the periods.

The provision for loan losses was ($1.5) million for the first nine months of 2019, a decrease of $1.0 million compared to the ($0.5) million provision for loan losses for the first nine months of 2018. The credit provision amount for the period was primarily the result of the increase in net recoveries received during the nine month period ended September 30, 2019 when compared to the same period of 2018. The net recoveries, combined with the continued improvement in the credit quality of the loan portfolio, resulted in a reduction of the overall allowance for loan losses required between the periods.

A reconciliation of the Company’s allowance for loan losses for the three and nine month periods ended September 30, 2019 and 2018 is summarized as follows:

	Three months ended September 30,
(Dollars in thousands)	2019	2018
Balance at June 30,	$8,624	$9,328
Provision	(420)	(652)
Charge offs:
Single family	(2)	0
Consumer	(46)	(16)
Commercial business	0	(15)
Recoveries	39	187
Balance at September 30,	$8,195	$8,832

Allocated to:
General allowance	$7,528	$7,771
Specific allowance	667	1,061
	$8,195	$8,832

	Nine months ended September 30,
(Dollars in thousands)	2019	2018
Balance at January 1,	$8,686	$9,311
Provision	(1,452)	(482)
Charge offs:
Single family	(2)	(24)
Consumer	(92)	(141)
Commercial business	(869)	(270)
Recoveries	1,924	438
Balance at September 30,	$8,195	$8,832

Non-Interest Income

Non-interest income was $2.2 million for the third quarter of 2019, an increase of $0.3 million, or 15.0%, from $1.9 million for the third quarter of 2018. Gain on sales of loans increased $0.4 million between the periods primarily because of an increase in single family loan sales. Fees and service charges decreased $0.1 million due to a decrease in the loan commitment fees earned between the periods. Loan servicing fees decreased slightly between the periods due to a decrease in the commercial loans servicing fees earned.

Non-interest income was $5.9 million for the first nine months of 2019, an increase of $0.1 million, or 3.0%, from $5.8 million for the same period of 2018. Gain on sales of loans increased $0.2 million between the periods primarily because of an increase in single family loan sales. Other non-interest income increased $0.1 million due primarily to an increase in the gains recognized on equity securities between the periods. Fees and service charges decreased $0.1 million due to a decrease in the loan commitment fees earned between the periods. Loan servicing fees increased slightly between the periods due to an increase in single family loan servicing fees earned.

Non-Interest Expense

Non-interest expense was $6.7 million for the third quarter of 2019, an increase of $0.5 million, or 8.6%, from $6.2 million for the third quarter of 2018. Compensation and benefits expense increased $0.3 million primarily because of annual salary increases and an increase in the compensation paid as a result of the increased mortgage loan production between the periods. Professional services expense increased $0.1 million due primarily to an increase in legal expenses between the periods. Other non-interest expense increased $0.1 million due primarily to an increase in mortgage loan servicing expenses caused by the increase in serviced loans that were refinanced between the periods. Occupancy and equipment costs increased $0.1 million between the periods due to an increase in depreciation and maintenance costs.

Non-interest expense was $19.8 million for the first nine months of 2019, an increase of $0.7 million, or 3.6%, from $19.1 million for the same period of 2018. Compensation and benefits expense increased $0.4 million primarily because of annual salary increases and an increase in the compensation paid as a result of the increased mortgage loan production between the periods. Professional services expense increased $0.2 million due primarily to an increase in legal expenses between the periods. Other non-interest expense increased slightly due to an increase in mortgage loan servicing expenses caused by the increase in serviced loans that were refinanced between the periods. Occupancy and equipment costs increased slightly between the periods due to an increase in depreciation and maintenance costs.

Income Taxes

Income tax expense was $0.9 million for the third quarter of 2019, a decrease of $0.1 million from $1.0 million for the third quarter of 2018. Income tax expense was $2.7 million for the first nine months of 2019, an increase of $0.4 million from $2.3 million for the first nine months of 2018. The change in income tax expense between the periods is primarily the result of a change in pre-tax income.

FINANCIAL CONDITION

Non-Performing Assets

The following table summarizes the amounts and categories of non-performing assets in the Bank’s portfolio and loan delinquency information as of the end of the two most recently completed quarters and December 31, 2018.

	September 30,	June 30,	December 31,
(Dollars in thousands)	2019	2019	2018
Non-Performing Loans:
Single family	$574	$854	$730
Commercial real estate	293	1,212	1,311
Consumer	513	458	489
Commercial business	99	144	148
Total	1,479	2,668	2,678

Foreclosed and Repossessed Assets:
Single family	166	30	0
Commercial real estate	414	414	414
Consumer	0	12	0
Total non-performing assets	$2,059	$3,124	$3,092
Total as a percentage of total assets	0.27%	0.43%	0.43%
Total non-performing loans	$1,479	$2,668	$2,678
Total as a percentage of total loans receivable, net	0.25%	0.45%	0.46%
Allowance for loan losses to non-performing loans	554.16%	323.18%	324.27%

Delinquency Data:
Delinquencies (1)
30+ days	$2,541	$1,991	$1,453
90+ days	0	0	0
Delinquencies as a percentage of loan portfolio (1)
30+ days	0.42%	0.33%	0.24%
90+ days	0.00%	0.00%	0.00%

(1) Excludes non-accrual loans.

Total non-performing assets were $2.1 million at September 30, 2019, a decrease of $1.0 million, or 34.1%, from $3.1 million at June 30, 2019 and a decrease of $1.0 million, or 33.4%, from $3.1 million at December 31, 2018. Non-performing loans decreased $1.2 million and foreclosed and repossessed assets increased $0.2 million for both the three and nine month periods of 2019. The decrease in the non-performing loans was primarily related to a $1.3 million non-performing loan relationship that was reclassified as an accruing loan during the third quarter of 2019.

Dividends

The declaration of dividends is subject to, among other things, the Company's financial condition and results of operations, the Bank's compliance with regulatory capital requirements and other regulatory restrictions, tax considerations, industry standards, economic conditions, general business practices and other factors. The Company has not made any dividend payments to common stockholders during the three year period ended September 30, 2019.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2019, the net cash provided by operating activities was $8.1 million. The Company received $10.4 million from maturing or called securities, $1.3 million from principal repayments on securities, $1.1 million from the redemption of FHLB stock, and $0.2 million from the sale of premises and equipment. The Company purchased $1.0 million in FHLB stock and paid $1.7 million for the purchase of premises and equipment. Net loans receivable decreased $1.0 million, customer escrows increased $1.5 million, and the Company had a net increase in deposit balances of $36.3 million. The Company also received and repaid $26.0 million in borrowings.

The Company has certificates of deposits with outstanding balances of $80.3 million that mature over the next 12 months. Based upon past experience, management anticipates that the majority of the deposits will renew for another term. The Company believes that cash outflow from certificates that do not renew will be replaced with other deposits or FHLB advances. Federal Reserve Bank borrowings or proceeds from the sale of securities could also be used to fund unanticipated outflows of certificates of deposits.

The Company had four deposit customers that individually had aggregate deposits greater than $5.0 million as of September 30, 2019. The $45.9 million in funds held by these customers may be withdrawn at any time, but management believes that the majority of these deposits will not be withdrawn from the Bank over the next twelve months. If these deposits are withdrawn, it is anticipated that they would be replaced with deposits from other customers or FHLB advances. Federal Reserve Bank borrowings or proceeds from the sale of securities could also be used to replace unanticipated outflows of large checking and money market deposits.

The Company had the ability to borrow $187.0 million from the FHLB at September 30, 2019, based on the collateral value of the loans pledged. The credit policy of the FHLB relating to the collateral value of the loans collateralizing the available line of credit with the FHLB may change such that the current collateral pledged to secure future advances is no longer acceptable or the formulas for determining the excess pledged collateral may change. The FHLB could also reduce the amount of funds it will lend to the Bank. It is not anticipated that the Bank will need to find alternative funding sources in the next twelve months to replace the available borrowings from the FHLB. However, if needed, excess collateral currently pledged to the FHLB could be pledged to the Federal Reserve Bank and the Bank could borrow additional funds from the Federal Reserve Bank based on the increased collateral levels or obtain additional deposits.

The Company’s primary source of cash is dividends from the Bank. At September 30, 2019, the Company had $7.7 million in cash and other assets that could readily be turned into cash. The primary use of cash by the Company is the payment of operating expenses.

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

The following table discloses the projected changes in market value to the Company’s interest-earning assets and interest-bearing liabilities based upon incremental 100 basis point changes in interest rates from interest rates in effect on September 30, 2019.

	Market Value
(Dollars in thousands)
Basis point change in interest rates	-200	-100	0	+100	+200
Total market risk sensitive assets	$772,714	765,786	752,957	742,858	728,588
Total market risk sensitive liabilities	748,172	698,133	654,329	615,692	582,926
Off-balance sheet financial instruments	209	85	0	(243)	(446)
Net market risk	$24,333	67,568	98,628	127,409	146,108
Percentage change from current market value	(75.33)%	(31.49)%	0.00%	29.18%	48.14%

The preceding table was prepared utilizing a model using the following assumptions (the Model Assumptions) regarding prepayment and decay ratios that were determined by management based upon their review of historical prepayment speeds and future prepayment projections. Fixed rate loans were assumed to prepay at annual rates of between 2% to 52%, depending on the note rate and the period to maturity. Adjustable rate mortgages (ARMs) were assumed to prepay at annual rates of between 5% and 59%, depending on the note rate and the period to maturity. Mortgage-backed securities were projected to have prepayments based upon the underlying collateral securing the instrument. Certificate accounts were assumed not to be withdrawn until maturity. Passbook accounts and retail money market accounts were assumed to decay at an annual rate of 6% and 9%, respectively. Retail checking accounts were assumed to decay at an annual rate of 11%. Commercial checking and money market accounts were assumed to decay at annual rates of 20% and 31%, respectively. Callable investments were projected to be called at the first call date where the projected interest rate on similar remaining term instruments is less than the interest rate on the callable advance or investment.

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

Asset/Liability Management

The Company’s management reviews the impact that changing interest rates will have on the Company’s net interest income projected for the next twelve months to determine if its current level of interest rate risk is acceptable. The following table projects the estimated impact on net interest income during the twelve month period ending September 30, 2020 of immediate interest rate changes called rate shocks.

(Dollars in thousands)
Rate Shock in Basis Points	Projected Change in Net Interest Income	Percentage Change
+200	$2,315	8.38%
+100	1,169	4.23
0	0	0.00
-100	(1,442)	(5.22)
-200	(3,071)	(11.12)

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

The increase in interest income in a rising rate environment is primarily because there are more adjustable rate loans that would re-price to higher interest rates than there are deposits that would re-price higher to the same extent in the next twelve months. The decrease in interest income in a declining rate environment is primarily because there are more loans and investments that would re-price to lower interest rates than there are deposits that would be able to be re-priced lower to the same extent in the next twelve months.

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

From time to time, the Company is party to legal proceedings arising out of its lending and deposit operations. See Note 15- Commitments and Contingencies of the Notes to the Consolidated Financial Statements for more information.

Item 1A.	Risk Factors.

There have been no material changes to the Company’s risk factors contained in its Annual Report on Form 10-K for the year ended December 31, 2018. For a further discussion of our Risk Factors, see Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Not applicable.

(b) Not applicable.

(c) On November 28, 2018, the Board of Directors announced a new share repurchase program pursuant to which the Company may purchase shares of its common stock for an aggregate purchase price not to exceed $6 million. The share repurchase program does not obligate the Company to purchase any shares and has no set expiration date. No shares were repurchased by the Company during the three or nine month periods ended September 30, 2019.

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

101

Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended September 30, 2019, filed with the SEC on November 1, 2019, formatted in Extensible Business Reporting Language (XBRL); (i) the Consolidated Balance Sheets at September 30, 2019 and December 31, 2018, (ii) the Consolidated Statements of Comprehensive Income for the Three Month and Nine Month Periods Ended September 30, 2019 and 2018, (iii) the Consolidated Statements of Stockholders’ Equity for the Three and Nine Month Periods Ended September 30, 2019 and 2018, (iv) the Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2019 and 2018, and (v) Notes to Consolidated Financial Statements.

Filed Electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HMN FINANCIAL, INC. Registrant

Date: November 1, 2019	By: /s/ Bradley Krehbiel Bradley Krehbiel, President and Chief Executive Officer (Principal Executive Officer)

Date: November 1, 2019	By: /s/ Jon Eberle Jon Eberle, Senior Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)