Form 10-K
period 2019-12-31
HMN FINANCIAL INC
filed 2020-03-06
CIK 921183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

(507) 535-1200
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	HMNF	Nasdaq Global Market

Securities registered pursuant to section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES ☐   NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES ☐   NO ☒

As of June 30, 2019, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $83.4 million based on the closing stock price of $21.00 on such date as reported on the Nasdaq Global Market.

As of February 19, 2020, the number of outstanding shares of common stock of the registrant was 4,847,973.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s annual report to stockholders for the year ended December 31, 2019 (Annual Report), are incorporated by reference in Parts I and II of this Form 10-K. Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the registrant’s fiscal year ended December 31, 2019 are incorporated by reference in Part III of this Form 10-K.

PART I

PART II

PART III

PART IV

Forward-Looking Statements

The information presented or incorporated by reference in this Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These statements are often identified by such forward-looking terminology as “expect,” “intend,” “look,” “believe,” “anticipate,” “estimate,” “project,” “seek,” “may,” “will,” “would,” “could,” “should,” “trend,” “target,” and “goal” or similar statements or variations of such terms and include, but are not limited to, those relating to growing our core deposit relationships and loan balances, enhancing the financial performance of our core banking operations, maintaining credit quality, maintaining net interest margins, reducing non-performing assets, and generating improved financial results (including profitability); the adequacy and amount of available liquidity and capital resources to the Home Federal Savings Bank (the Bank); HMN Financial, Inc.’s liquidity and capital requirements; our expectations for core capital and our strategies and potential strategies for maintenance thereof; improvements in loan production; changes in the size of the Bank’s loan portfolio; the amount of the Bank’s non-performing assets and the appropriateness of the allowance therefor; anticipated future levels of the provision for loan losses; future losses on non-performing assets; the amount and composition of interest-earning assets; the amount of yield enhancements relating to non-accruing and purchased loans; the amount and composition of non-interest and interest-bearing liabilities; the availability of alternate funding sources; the payment of dividends by HMN Financial, Inc. (HMN or the Company); the future outlook for the Company; the amount of deposits that will be withdrawn from checking and money market accounts and how the withdrawn deposits will be replaced; the projected changes in net interest income based on rate shocks; the range that interest rates may fluctuate over the next twelve months; the net market risk of interest rate shocks; the future outlook for the issuer of the trust preferred securities held by the Bank; the anticipated results of litigation and our assessment of the impact on our financial statements; the ability of the Bank to pay dividends to HMN; the ability to remain well-capitalized; the impact of new accounting pronouncements; and compliance by the Bank with regulatory standards generally (including the Bank’s status as “well-capitalized”) and other supervisory directives or requirements to which the Company or the Bank are or may become expressly subject, specifically, and possible responses of the Office of the Comptroller of the Currency (OCC), Board of Governors of the Federal Reserve System (FRB), the Bank, and the Company to any failure to comply with any such regulatory standard, directive or requirement.

A number of factors could cause actual results to differ materially from the Company’s assumptions and expectations. These include but are not limited to the adequacy and marketability of real estate and other collateral securing loans to borrowers; federal and state regulation and enforcement; possible legislative and regulatory changes, including changes to regulatory capital rules; the ability of the Bank to comply with other applicable regulatory capital requirements; enforcement activity of the OCC and FRB in the event of our non-compliance with any applicable regulatory standard or requirement; adverse economic, business and competitive developments such as continued shrinking interest margins, reduced collateral values, deposit outflows, changes in credit or other risks posed by the Company’s loan and investment portfolios; changes in costs associated with traditional and alternate funding sources, including changes in collateral advance rates and policies of the Federal Home Loan Bank (FHLB); technological, computer-related or operational difficulties, including those from any third party cyber attack; results of litigation; reduced demand for financial services and loan products; changes in accounting policies and guidelines, or monetary and fiscal policies of the federal government or tax laws; domestic and international economic developments; the Company’s access to and adverse changes in securities markets; the market for credit related assets; the future operating results, financial condition, cash flow requirements and capital spending priorities of the Company and the Bank; the availability of internal and, as required, external sources of funding; our ability to attract and retain employees; or other significant uncertainties. For additional discussion of the risks and uncertainties applicable to the Company, see the “Risk Factors” section of this Form 10-K. All forward-looking statements are qualified by, and should be considered in conjunction with, such cautionary statements.

All statements in this Form 10-K, including forward-looking statements, speak only as of the date they are made, and we undertake no duty to update any of the forward-looking statements after the date of this Form 10-K.

PART I

ITEM 1.	BUSINESS

General

HMN was incorporated in Delaware in 1994 as a stock savings bank holding company. HMN owns 100 percent of Home Federal Savings Bank. The Bank has a community banking philosophy and operates retail banking and loan production facilities in Minnesota, Iowa and Wisconsin. The Bank has two wholly owned subsidiaries, Osterud Insurance Agency, Inc. (OIA), which does business as Home Federal Investment Services and offers financial planning products and services, and HFSB Property Holdings, LLC (HPH), which is currently inactive, but has acted in the past as an intermediary for the Bank in holding and operating certain foreclosed properties.

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

Market Area

The Company serves the southern Minnesota counties of Dodge, Fillmore, Freeborn, Houston, Mower, Olmsted, Steele and Winona, and portions of Goodhue and Wabasha through its corporate office located in Rochester, Minnesota and its eleven branch offices located in Albert Lea, Austin, Kasson, La Crescent, Owatonna, Rochester (4), Spring Valley and Winona, Minnesota. The portion of the Company’s southern Minnesota market area consisting of Rochester and the contiguous communities is composed of primarily urban and suburban communities, while the balance of the Company's southern Minnesota market area consists primarily of rural areas and small towns. Primary industries in the Company's southern Minnesota market area include manufacturing, agriculture, health care, wholesale and retail trade, service industries and education. Major employers include the Mayo Clinic, Hormel Foods (a food processing company), Federated Insurance and IBM (a computer technology company). The Company's market area is also the home of Winona State University, Rochester Community and Technical College, University of Minnesota - Rochester, Winona State University - Rochester Center and Austin’s Riverland Community College.

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

The Company serves the Iowa county of Marshall through its branch office located in Marshalltown, Iowa. Major employers in the area include Swift & Company (pork processors), Emerson (automation solutions, and commercial and residential solutions), Lennox Industries (furnace and air conditioner manufacturing), Iowa Veterans Home (hospital care), Marshalltown Community School District (education) and UnityPoint Health (hospital care).

The Company serves the Wisconsin county of Waukesha through its branch office located in Pewaukee, Wisconsin. Major employers in the area include Kohl’s Department Stores, ProHealth Care, Quad Graphics, Inc. (media services), Froedtert (academic medical center), General Electric Healthcare (medical technologies), Roundy’s (supermarkets), Aurora Health Care, the School District of Waukesha, Waukesha County Technical College, WE Energies, and Cooper Power.

Based upon information obtained from the U.S. Census Bureau for 2018 (the last year for which information is available), the population of the eight primary counties in the Company’s southern Minnesota market area was estimated as follows: Dodge – 20,822; Fillmore – 21,058; Freeborn – 30,444; Houston – 18,578; Mower – 40,011; Olmsted – 156,277; Steele – 36,083; and Winona – 50,825. For these same eight counties, the median household income from the U.S. Census Bureau for 2014-2018 ranged from $52,447 to $74,880. The population of Dakota County was 425,423 and the median household income was $83,288. With respect to Iowa, the population of Marshall County was 39,981 and the median household income was $54,027. In Wisconsin, the population of Waukesha County was 403,072, and the median household income was $84,331.

Lending Activities

General. Historically, the Company originated 15 and 30 year fixed rate mortgage loans secured by single family residences for its loan portfolio. In more recent years, the Company has focused on managing interest rate risk and improving interest margins by increasing its investment in shorter term and generally higher yielding commercial real estate, commercial business and construction loans, while maintaining its investment in longer term single family real estate loans. The Company continues to originate 15 and 30 year fixed rate mortgage loans and some shorter term fixed rate loans. The shorter term fixed rate loans and adjustable rate loans are generally placed into portfolio, while the majority of the 15 and 30 year fixed rate mortgage loans are sold in the secondary mortgage market in order to manage the Company’s interest rate risk position. The Company also offers an array of consumer loan products that include both open and closed end home equity loans. Home equity lines of credit have adjustable interest rates based upon the prime rate, as published in the Wall Street Journal, plus a margin. Refer to “Note 5 Loans Receivable, Net” and “Note 6 Allowance for Loan Losses and Credit Quality Information” in the Notes to Consolidated Financial Statements in the Annual Report for more information on the loan portfolio (incorporated by reference in Item 8 of Part II of this Form 10-K).

The following table shows the composition of the Company's loan portfolio by fixed and adjustable rate loans as of December 31:

	2019		2018		2017		2016		2015

(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Fixed rate Loans
Real estate:
Single family	$57,752	9.55%	$53,599	9.01%	$53,869	9.06%	$55,143	9.83%	$55,226	11.68%
Multi-family	26,368	4.36	31,123	5.23	20,254	3.40	29,171	5.20	8,045	1.70
Commercial	159,599	26.41	160,018	26.90	179,755	30.22	159,195	28.38	117,790	24.91
Construction	16,070	2.66	14,269	2.40	26,715	4.49	13,438	2.40	27,381	5.79
Total real estate loans	259,789	42.98	259,009	43.54	280,593	47.17	256,947	45.81	208,442	44.08
Consumer loans:
Automobile	2,608	0.43	2,483	0.42	2,894	0.49	3,036	0.54	2,885	0.61
Home equity	10,534	1.74	9,780	1.64	8,315	1.40	9,744	1.74	10,231	2.16
Recreational vehicle	17,266	2.87	16,226	2.73	13,181	2.21	7,553	1.35	2,650	0.56
Other	4,631	0.76	4,104	0.69	4,270	0.72	5,447	0.97	4,635	0.99
Total consumer loans	35,039	5.80	32,593	5.48	28,660	4.82	25,780	4.60	20,401	4.32
Commercial business loans	43,774	7.25	47,247	7.94	55,642	9.36	53,019	9.46	39,197	8.29
Total non-real estate loans	78,813	13.05	79,840	13.42	84,302	14.18	78,799	14.06	59,598	12.61
Total fixed rate loans	338,602	56.03	338,849	56.96	364,895	61.35	335,746	59.87	268,040	56.69

Adjustable rate Loans
Real estate:
Single family	62,312	10.31	57,099	9.60	53,136	8.93	48,112	8.58	35,719	7.55
Multi-family	22,295	3.69	19,027	3.20	8,395	1.41	7,606	1.36	4,279	0.90
Commercial	110,811	18.33	97,018	16.31	79,269	13.33	71,760	12.80	79,136	16.74
Construction	15,052	2.49	14,675	2.47	19,729	3.32	17,910	3.19	10,722	2.27
Total real estate loans	210,470	34.82	187,819	31.58	160,529	26.99	145,388	25.93	129,856	27.46
Consumer:
Home equity line	28,004	4.63	32,273	5.42	36,869	6.20	40,476	7.22	38,561	8.16
Home equity	5,888	0.97	6,953	1.17	7,508	1.26	6,558	1.17	4,970	1.05
Other	1,018	0.17	713	0.12	730	0.12	469	0.08	483	0.10
Total consumer loans	34,910	5.77	39,939	6.71	45,107	7.58	47,503	8.47	44,014	9.31
Commercial business loans	20,453	3.38	28,249	4.75	24,267	4.08	32,157	5.73	30,909	6.54
Total non-real estate loans	55,363	9.15	68,188	11.46	69,374	11.66	79,660	14.20	74,923	15.85
Total adjustable rate loans	265,833	43.97	256,007	43.04	229,903	38.65	225,048	40.13	204,779	43.31
Total loans	604,435	100.00%	594,856	100.00%	594,798	100.00%	560,794	100.00%	472,819	100.00%
Less
Unamortized discounts	15		17		19		20		16
Net deferred loan costs	(536)		(535)		(463)		(300)		(91)
Allowance for losses on loans	8,564		8,686		9,311		9,903		9,709
Total loans receivable, net	$596,392		$586,688		$585,931		$551,171		$463,185

The following table illustrates the interest rate maturities of the Company's loan portfolio at December 31, 2019. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. Scheduled repayments of principal are reflected in the year in which they are scheduled to be paid. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate
(Dollars in thousands)	Single family		Multi-family and Commercial		Construction		Consumer		Commercial Business		Total

Due during years ending December 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate

2020 (1)	$9,668	4.05%	$53,032	4.61%	$24,881	4.47%	$7,954	5.70%	$29,924	5.07%	$125,459	4.72%
2021	7,456	4.11	42,203	4.67	41	4.69	5,089	5.54	14,551	4.54	69,340	4.65
2022	8,453	4.25	48,857	4.74	43	4.69	4,361	5.45	11,667	4.92	73,381	4.75
2023 through 2024	17,620	4.34	64,562	4.74	1,107	4.93	9,443	5.22	5,056	5.07	97,788	4.73
2025 through 2029	26,230	4.02	96,393	4.76	4,961	4.81	13,108	5.54	2,161	5.23	142,853	4.70
2030 through 2044	41,883	3.93	10,026	5.06	89	5.00	29,994	5.10	868	5.32	82,860	4.51
2045 and thereafter	8,754	3.81	4,000	4.60	0	0.00	0	0.00	0	0.00	12,754	4.03
	$120,064		$319,073		$31,122		$69,949		$64,227		$604,435

(1)	Includes demand loans, loans having no stated maturity, and overdraft loans.

The total amount of loans due after December 31, 2020 which have predetermined interest rates is $246.9 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $232.2 million. Construction or development loans at December 31, 2019 were $23.2 million for single family dwellings, $1.9 million for multi-family and $6.0 million for nonresidential.

The aggregate amount of loans and extensions of credit that the Bank is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus. In addition to the 15% limit, the Bank is permitted to lend an additional amount equal to 10% of unimpaired capital and surplus if the additional amount is fully secured by “readily marketable collateral” having a current market value of at least 100% of the loan or extension of credit. Similarly, the Bank is permitted to lend additional amounts equal to the lesser of 30% of unimpaired capital and surplus, or $30 million, for certain residential development loans. Applicable law establishes a number of rules for combining loans to separate borrowers. Loans or extensions of credit to one person may be attributed to other persons if: (i) the proceeds of a loan or extension of credit are used for the direct benefit of the other person; or (ii) a common enterprise is deemed to exist between persons. At December 31, 2019, based upon the 15% limitation, the Bank's regulatory limit for loans to one borrower was approximately $13.5 million and no loans to any one borrower exceeded this amount. At December 31, 2019, the Bank’s largest aggregate amount of loans to one borrower totaled $11.6 million. All of the loans for the largest borrower were performing in accordance with their terms as of December 31, 2019 and the borrower had no affiliation with the Bank other than their relationship as a customer.

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

Single family loans are originated either for inclusion in the loan portfolio under the Bank’s Portfolio First loan program or for sale in the secondary market to the Federal National Mortgage Association (FNMA) on a servicing retained basis or to other third party investors on a servicing released basis. The limit for a retail mortgage originated for sale on the secondary market was $484,350 and $453,100 for 2019 and 2018, respectively, and these loans require the approval of a designated secondary market underwriter.

Three levels of approval authority have been established for loans originated under the Portfolio First loan program. The three levels of authority include Approved Portfolio First Lenders, Market Presidents, and Credit Administration positions with Portfolio First approval authority. Approved Portfolio First Lenders are select mortgage loan officers recommended for the Portfolio First program approval authority by their Market President and are approved by the Chief Credit Officer or Chief Operating Officer. The Credit Administration positions with Portfolio First approval authority include the Director of Retail Lending and Loan Servicing, the Chief Credit Officer and the Chief Operating Officer.

Loans less than $500,000 require the approval of the Portfolio First Lender, the Market President and one Credit Administration individual with Portfolio First approval authority. Loans over $500,000 require the approval of the Portfolio First Lender, the Market President and two Credit Administration individuals with Portfolio First approval authority. Loans where the total aggregate amount of all loan obligations owed or guaranteed to the Bank plus the new obligation is greater than $2.0 million require the approval of a majority of the Senior Loan Committee, which is comprised of the Bank’s most experienced lending staff.

Loans that meet the underwriting guidelines of secondary market investors are approved by designated Credit Administration positions. The Credit Administration positions with secondary market approval authority include Retail Loan Underwriters, the Director of Retail Lending and Servicing, the Chief Credit officer, and the Chief Operating Officer. Resident and Physician loan products that fall under the Portfolio First Policy are underwritten by a Retail Loan Underwriter who may also approve these loans along with other individuals that have Portfolio First approval authority. Approval level authorities are granted by the Chief Credit Officer or Chief Operating Officer and confirmed by the Executive Loan Committee on an annual basis. Loans are originated based on the specific guidelines established by the secondary market investor.

The Bank generally requires title insurance on its mortgage loans, as well as fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property. The Bank also requires flood insurance to protect the property securing its interest when the property is located in a flood plain.

Single Family Residential Real Estate Lending. At December 31, 2019, the Company's single family real estate loans, consisting of both fixed rate and adjustable rate loans, totaled $120.1 million, an increase of $9.4 million from $110.7 million at December 31, 2018. The increase in the single family loans in 2019 is the result of an increased emphasis on originating shorter term fixed and adjustable rate mortgage loans that were placed into the portfolio during 2019. The majority of the longer term loans that were originated during the year continued to be sold into the secondary market in order to manage the Company’s interest rate risk position.

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

The Company also offers one year adjustable rate mortgages (ARMs) at a margin (generally 250 to 350 basis points) over the yield on the Average Weekly One Year U.S. Treasury Constant Maturity Index for terms of up to 30 years. The ARMs offered by the Company allow the borrower to select (subject to pricing) an initial period of one to seven years between the loan origination and the date the first interest rate change occurs. The ARMs generally have a 200 basis point annual interest rate change cap and a lifetime cap of 600 basis points over or under the initial rate. The Company’s originated ARMs do not permit negative amortization of principal, generally do not contain prepayment penalties and are not convertible into fixed rate loans. Because of the low interest rate environment that has existed over the last few years, a limited number of ARM loans have been originated as consumers have generally opted for longer term fixed rate loans.

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

At December 31, 2019, $0.6 million of the single family residential loan portfolio was non-performing, compared to $0.7 million at December 31, 2018.

Commercial Real Estate and Multi-Family Lending. The Company originates permanent commercial real estate and multi-family loans secured by properties located primarily in its market area. It also purchases a limited amount of participations in commercial real estate and multi-family loans originated by third parties. The commercial real estate and multi-family loan portfolio includes loans secured by motels, hotels, apartment buildings, churches, manufacturing plants, land developments, office buildings, business facilities, shopping malls, nursing homes, golf courses, restaurants, warehouses, convenience stores and other non-residential building properties primarily located in the upper Midwestern portion of the United States. At December 31, 2019, the Company’s commercial and multi-family real estate loans totaled $319.1 million, an increase of $11.9 million from $307.2 million at December 31, 2018.

Permanent commercial real estate and multi-family loans are generally originated for a maximum term of 10 years and may have longer amortization periods with balloon maturity features. The interest rates may be fixed for the term of the loan or have adjustable features that are tied to the prime rate or another published index. Commercial real estate and multi-family loans are generally written in amounts up to 80% of the lesser of the appraised value of the property or the purchase price and generally have a debt service coverage ratio of at least 110%. The debt service coverage ratio is the ratio of net cash from operations to debt service payments. The Company may originate construction loans secured by commercial or multi-family real estate, or may purchase participation interests in third party originated construction loans secured by commercial or multi-family real estate.

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

Multi-family and commercial real estate loans generally present a higher level of risk than loans secured by single family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family and commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired. At December 31, 2019, $0.2 million of loans in the commercial real estate portfolio were non-performing compared to $1.3 million at December 31, 2018. The only non-performing lending relationship in this category as of December 31, 2019 was a $0.2 million loan secured by a mixed use property consisting of retail and apartment space located in the Bank’s primary market area.

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

At December 31, 2019, construction loans totaled $31.1 million, an increase of $2.2 million from $28.9 million at December 31, 2018. Total construction loans included $23.2 million and $20.4 million of single family residential, $1.9 million and $4.9 million of multi-family residential and $6.0 million and $3.6 million of commercial real estate loans at December 31, 2019 and 2018, respectively. The nature of construction loans makes them more difficult to evaluate and monitor than loans on existing buildings. The risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value upon completion of the project, experience of the builder and the estimated cost (including interest) of the project. If the estimate of value proves to be inaccurate, the Company may be confronted, at or prior to the maturity of the loan, with a project having a value that is insufficient to assure full repayment or the possibility of having to make substantial investments to complete and sell the project. Because defaults in repayment may not occur during the construction period, it may be difficult to identify problem loans at an early stage. In these cases, the Company may be required to modify the terms of the loan. There were no construction loans in the commercial real estate portfolio that were non-performing at December 31, 2019 and 2018.

Consumer Lending. The Company originates a variety of consumer loans, including home equity loans (open-end and closed-end), automobile, recreational vehicles, mobile home, lot loans, loans secured by deposit accounts and other loans for household and personal purposes. At December 31, 2019, the Company’s consumer loans totaled $69.9 million, a decrease of $2.6 million from $72.5 million at December 31, 2018.

Consumer loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower. The Company's consumer loans are made at fixed or adjustable interest rates, with terms up to 20 years for secured loans and up to five years for unsecured loans.

The Company's home equity loans are written so that the total commitment amount, when combined with the balance of any other outstanding mortgage liens, generally does not exceed 90% of the appraised value of the property or an internally established market value. Internal market values are established using current market data, including recent sales data, and are typically lower than third party appraised values. The closed-end home equity loans are written with fixed or adjustable rates with terms up to 15 years. The open-end home equity lines are written with an adjustable rate and a 2, 5 or 10 year draw period that requires interest only payments followed by a 10 year repayment period that fully amortizes the outstanding balance. The consumer may access the open-end home equity line by making a withdrawal at the Bank, transferring funds through our online or mobile banking products or writing a check on the home equity line of credit account. Open and closed-end equity loans, which are generally secured by second mortgages on the borrower’s principal residence, represented 63.5% and 67.6% of the Company’s consumer loan portfolio at December 31, 2019 and December 31, 2018, respectively.

The underwriting standards employed by the Company for consumer loans include a determination of the applicant's payment history on other debts and their ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount. Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or are secured by rapidly depreciable assets, such as automobiles, recreational vehicles or mobile homes. In these cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. At December 31, 2019, $0.7 million of the consumer loan portfolio was non-performing compared to $0.5 million at December 31, 2018.

Commercial Business Lending. The Company maintains a portfolio of commercial business loans to borrowers associated with the real estate industry as well as to retail, manufacturing operations and professional firms. The Company's commercial business loans generally have terms ranging from six months to five years and may have either fixed or variable interest rates. The Company's commercial business loans generally include personal guarantees and are usually, but not always, secured by business assets such as inventory, equipment, leasehold interests in equipment, fixtures, real estate and accounts receivable. The underwriting process for commercial business loans includes consideration of the borrower's financial statements, tax returns, projections of future business operations and inspection of the subject collateral, if any. The Company may also purchase a limited amount of participation interests in commercial business loans originated outside of the Company’s market area from third party originators. These loans generally have underlying collateral of inventory or equipment and repayment periods of less than ten years. At December 31, 2019, the Company’s commercial business loans totaled $64.2 million, a decrease of $11.3 million from $75.5 million at December 31, 2018.

Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her income, and which are secured by real property with more easily ascertainable value, commercial business loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Furthermore, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. At December 31, 2019 and 2018, $0.6 million and $0.1 million, respectively, of loans in the commercial business loan portfolio were non-performing.

Originations, Purchases and Sales of Loans and Mortgage-Backed and Related Securities

Real estate loans are generally originated by the Company's salaried loan officers. Mortgage and consumer loan officers may also receive a commission in addition to their base salary for meeting production and other branch goals. Loan applications are taken in all branch and loan production offices.

The Company originates both fixed and adjustable rate loans, however, its ability to originate loans is dependent upon the relative client demand for loans in its markets. Demand for adjustable rate loans is affected by the interest rate environment. The amount of both fixed and adjustable rate loans increased in 2019 due to the increased loan production as a result of the low loan rates available during the year. The Company originated $19.4 million of single family adjustable rate loans for its portfolio during 2019, an increase of $6.0 million from $13.4 million in 2018. The Company also originated $35.8 million of fixed rate single family loans for its portfolio during 2019, an increase of $14.8 million from $21.0 million for 2018.

During the past several years, the Company has focused its portfolio loan origination efforts on commercial real estate, commercial business and consumer loans because these loans have terms to maturity and adjustable interest rate characteristics that are generally more beneficial to the Company in managing interest rate risk than traditional single family fixed rate conventional loans. The Company originated $127.3 million of multi-family and commercial real estate, commercial business and consumer loans (which excludes commercial real estate loans for construction or development) during 2019, an increase of $27.3 million from originations of $100.0 million for 2018. The increase in originations primarily reflects the $23.5 million and $4.1 million increase in originations of commercial real estate and commercial business loans, respectively, in 2019 compared to 2018. Multi-family loan originations decreased $1.2 million and consumer loan originations increased $0.9 million between the periods.

In order to supplement loan demand in the Company's market area and geographically diversify its loan portfolio, the Company purchases participations in real estate loans from selected sellers, from time to time, with yields based upon then-current market rates. The Company reviews and underwrites all loans purchased to ensure that they meet the Company's underwriting standards, and the seller generally continues to service the loans. The Company has generally not experienced higher losses or credit quality issues with purchased participations than other loans originated by the Company. The Company purchased $1.5 million of loans during 2019, a decrease of $0.3 million from the $1.8 million purchased during 2018. All of the loans purchased have terms and interest rates that are similar in nature to the Company's originated single family, commercial real estate, construction and development and commercial business portfolios. See “Note 5 Loans Receivable, Net” and “Note 6 Allowance for Loan Losses and Credit Quality Information” in the Notes to Consolidated Financial Statements in the Annual Report for more information on purchased loans (incorporated by reference in Item 8 of Part II of this Form 10-K).

The Company has mortgage-backed and related securities that are held, based on investment intent, in the "available for sale" portfolio. The Company acquired mortgage-backed securities of $49.4 million and $4.9 million, respectively, in 2019 and 2018. The increase in the amount of mortgage-backed securities purchased is because there was an increase in investment activity during 2019 compared to 2018 due to the increase in deposit balances between the periods. The Company did not sell any mortgage backed securities in 2019 or 2018. See “Investment Activities” below.

The following table shows the loan and mortgage-backed and related securities origination, purchase, acquisition, sale and repayment activities of the Company for the periods indicated.

LOANS HELD FOR INVESTMENT
	Year Ended December 31,
(Dollars in thousands)	2019	2018	2017
Originations by type
Adjustable rate:
Real estate:
Single family	$19,352	13,373	7,833
Multi-family	1,700	1,387	1,167
Commercial	29,045	15,748	23,818
Construction or development	32,981	26,136	30,799
Non-real estate:
Consumer	11,438	11,707	11,585
Commercial business	6,504	12,298	3,428
Total adjustable rate	101,020	80,649	78,630
Fixed rate:
Real estate:
Single family	35,816	20,979	25,016
Multi-family	709	2,278	3,718
Commercial	34,655	24,425	42,203
Construction or development	12,740	11,499	16,559
Non-real estate:
Consumer	19,253	18,089	16,639
Commercial business	23,965	14,030	45,767
Total fixed rate	127,138	91,300	149,902
Total loans originated	228,158	171,949	228,532
Purchases
Real estate:
Single family	201	412	203
Commercial	375	0	500
Construction or development	0	0	4,740
Non-real estate:
Commercial business	900	1,381	1,756
Total loans purchased	1,476	1,793	7,199
Sales, participations and repayments
Real estate:
Multi-family	0	2,000	0
Commercial	4,135	6,112	10,565
Construction or development	3,811	2,224	3,221
Non-real estate:
Consumer	1,844	996	834
Commercial business	653	170	53,240
Total sales	10,443	11,502	67,860
Transfers to loans held for sale	6,253	11,642	9,047
Principal repayments	202,051	149,946	123,912
Total reductions	218,747	173,090	200,819
Decrease in other items, net	(1,308)	(594)	(908)
Net increase	$9,579	58	34,004

LOANS HELD FOR SALE
	Year Ended December 31,
(Dollars in thousands)	2019	2018	2017
Originations by type
Fixed rate:
Real estate:
Single family	$115,861	76,489	78,751
Total fixed rate	115,861	76,489	78,751
Total loans originated	115,861	76,489	78,751

Sales and repayments
Real estate:
Single family	119,147	79,243	83,475
Total sales	119,147	79,243	83,475
Transfers from loans held for investment	(3,469)	(4,364)	(4,558)
Principal repayments	21	3	6
Total reductions	115,699	74,882	78,923
Net increase (decrease)	$162	1,607	(172)

MORTGAGE-BACKED AND RELATED SECURITIES
	Year Ended December 31,
(Dollars in thousands)	2019	2018	2017
Purchases
Fixed rate mortgage-backed securities	$49,433	4,888	5,055
Total purchases	49,433	4,888	5,055
Decrease in other items, net	(2,605)	(1,933)	(993)
Net increase	$46,828	2,955	4,062

Classified Assets and Delinquencies

Classification of Assets. Federal regulations require that each savings institution evaluate and classify its assets on a regular basis. In addition, in connection with examinations of savings institutions, the OCC or the Federal Deposit Insurance Corporation (FDIC) examiners may identify problem assets and, if appropriate, require them to be classified with an adverse rating. There are three adverse classifications: substandard, doubtful, and loss. Assets classified as substandard have one or more defined weaknesses and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have the weaknesses of those classified as substandard, with additional characteristics that make collection in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset on the balance sheet of the institution is not warranted. Assets classified as substandard or doubtful require the institution to establish prudent specific allowances for loan losses. If an asset, or portion thereof, is classified as a loss, the institution generally charges off such amount. If an institution does not agree with an OCC or FDIC examiner's classification of an asset, it may appeal the determination to the OCC District Director or the appropriate FDIC personnel. On the basis of management's review of its assets, at December 31, 2019, the Bank classified a total of $20.2 million of its loans and real estate as follows:

(Dollars in thousands)	Single Family	Real Estate Construction or Development	Commercial and Multi-family	Consumer	Commercial Business	Real Estate	Total
Substandard	$1,765	269	14,098	842	2,516	580	20,070
Doubtful	35	0	0	69	0	0	104
Loss	0	0	0	65	0	0	65
Total	$1,800	269	14,098	976	2,516	580	20,239

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

The following table sets forth the Company's loan delinquencies by loan type, amount and percentage of loan category at December 31, 2019 for loans past due 60 days or more.

	Loans Delinquent For:
	60-89 Days			90 Days and Over			Total
(Dollars in thousands)	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category

Single family real estate	2	$77	0.06%	1	$59	0.05%	3	$136	0.11%
Consumer	2	31	0.04	5	206	0.29	7	237	0.33
Commercial business	1	13	0.02	1	550	0.86	2	563	0.88
Total	5	$121	0.02%	7	$815	0.13%	12	$936	0.15%

Loans delinquent for 90 days and over are generally non-accruing and are included in the Company’s non-performing asset total at December 31, 2019.

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

The investment strategy of the Company has been directed toward a mix of high-quality government agency obligations with short terms to maturity. At December 31, 2019, the Company did not own any investment securities of a single issuer that exceeded 10% of the Company's stockholders’ equity other than U.S. government agency obligations.

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

	December 31, 2019				December 31, 2018				December 31, 2017
	Amortized	Adjusted	Fair	% of	Amortized	Adjusted	Fair	% of	Amortized	Adjusted	Fair	% of
(Dollars in thousands)	Cost	To	Value	Total	Cost	To	Value	Total	Cost	To	Value	Total
Securities available for sale:
U.S. Government agency obligations	$49,974	18	49,992	56.2%	$69,971	(1,236)	68,735	76.4%	$69,962	(1,201)	68,761	64.0%
Municipal obligations	1,969	7	1,976	2.2	2,378	(9)	2,369	2.6	2,699	(6)	2,693	2.5
Corporate obligations	108	0	108	0.1	173	(1)	172	0.2	234	(1)	233	0.2
Corporate preferred stock	700	(35)	665	0.7	700	(140)	560	0.6	700	(140)	560	0.5
Subtotal	52,751		52,741	59.2	73,222		71,836	79.8	73,595		72,247	67.2
Corporate equity (1)	167		167	0.2	121		121	0.1	58	99	157	0.1
Federal Home Loan Bank stock (1)	854		854	0.1	867		867	1.0	817		817	0.8
Total investment securities and Federal Home Loan Bank stock	53,772		53,762	60.4	74,210		72,824	80.9	74,470		73,221	68.1
Other interest earning assets:
Cash equivalents	35,187		35,187	39.6	17,160		17,160	19.1	34,265		34,265	31.9
Total	$88,959		88,949	100.0%	$91,370		89,984	100.0%	$108,735		107,486	100.0%
Average remaining life of investment securities excluding Federal Home Loan Bank stock (years)	0.94				1.93				2.61
Average remaining life or term to repricing of investment securities and other interest earning assets, excluding Federal Home Loan Bank stock (years)	0.57				1.57				1.78

(1)Average life assigned to holdings is five years.

The composition and maturities of the investment securities portfolio, excluding FHLB stock, mortgage-backed and related securities, are indicated in the following table.

	December 31, 2019
	1 Year or Less	After 1 through 5 Years	Over 10 Years	Total Securities
(Dollars in thousands)	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Adjusted To	Fair Value
Securities available for sale:
U.S. government agency securities (1)	$34,994	14,980	0	49,974	18	49,992
Municipal obligations	1,242	727	0	1,969	7	1,976
Corporate obligations	0	108	0	108	0	108
Corporate preferred stock	0	0	700	700	(35)	665
Total	$36,236	15,815	700	52,751	(10)	52,741

Weighted average yield	1.57%	1.75%	6.94%	1.69%

(1) Callable U.S. government agency securities maturity date based on first available call date that the security is anticipated to be called.

Mortgage-Backed and Related Securities. In order to supplement loan production and achieve its asset/liability management goals, the Company invests in mortgage-backed and related securities. All of the mortgage-backed and related securities owned by the Company are issued, insured or guaranteed either directly or indirectly by a U.S. government agency and are considered to be investment grade securities. The Company had $54.9 million of mortgage-backed and related securities all classified as “available for sale” at December 31, 2019, compared to $8.0 million at December 31, 2018. The Company purchased $49.4 million in mortgage-backed securities in 2019 and $4.9 million were purchased in 2018.

The contractual maturities of the mortgage-backed and related securities portfolio without any prepayment assumptions at December 31, 2019 are as follows:

(Dollars in thousands)	5 to 10 Years	10 to 20 Years	Over 20 Years	Dec. 31, 2019 Balance Outstanding
Securities available for sale:
Federal National Mortgage Association	$36,939	9,647	0	46,586
Federal Home Loan Mortgage Corporation	3,275	4,817	0	8,092
Collateralized Mortgage Obligations	0	0	173	173
Total	$40,214	14,464	173	54,851

Weighted average yield	2.17%	2.12%	2.53%	2.16%

At December 31, 2019, the Company did not have any non-agency mortgage-backed or related securities in excess of 10% of its stockholders' equity.

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

Deposits. The Bank offers a variety of deposit accounts to retail and commercial clients having a wide range of interest rates and terms. The Bank's deposits consist of savings, interest bearing checking, non-interest bearing checking, money market and certificate accounts (including individual retirement accounts). The Bank relies primarily on competitive pricing policies and client service to attract and retain these deposits.

The variety of deposit accounts offered by the Bank has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. As clients have become more interest rate conscious, the Bank has become more susceptible to short-term fluctuations in deposit flows. The Bank manages the pricing of its deposits in keeping with its asset/liability management, profitability and growth objectives. Based on its experience, the Bank believes that its savings and checking accounts are relatively stable sources of deposits. However, the ability of the Bank to attract and maintain certificates of deposit and money market accounts, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. The increase in deposits in 2019 relates primarily to the $27.5 million increase in retail and commercial checking accounts, the $13.7 million increase in certificates of deposits, and the $9.3 million increase in passbooks and money market accounts between the periods. The decreases in 2018 related primarily to the $19.4 million decrease in deposits from clients in the alternative energy industry and the $3.8 million decrease in internet deposits. These decreases were partially offset by the $11.0 million increase in other retail and commercial deposits during 2018. The increase in deposits in 2017 relates primarily to the $35.9 million in commercial deposit growth and the $6.9 million in retail deposit growth that was experienced. The increase in commercial deposits in 2017 includes $9.0 million in wholesale commercial deposits acquired through an internet bulletin board service and $3.6 million in growth from clients in the alternative energy industry.

The following table sets forth the deposit flows at the Bank during the periods indicated.

	Year Ended December 31,
(Dollars in thousands)	2019	2018	2017
Opening balance	$623,352	635,601	592,811
Deposits	4,826,031	4,544,215	4,500,620
Withdrawals	(4,777,416)	(4,557,435)	(4,458,537)
Interest credited	1,903	971	707
Ending balance	673,870	623,352	635,601
Net increase (decrease)	$50,518	(12,249)	42,790
Percent change	8.10%	(1.93)%	7.22%

The following table sets forth the dollar amount of deposits in the various types of deposit products offered by the Bank as of December 31:

(Dollars in thousands)	2019		2018		2017
Transaction and Savings Deposits(1):	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Noninterest checking	$183,350	27.2%	$163,500	26.2%	$172,007	27.1%
Interest checking – 0.13%(2)	96,341	14.3	88,715	14.3	90,599	14.3
Savings– 0.08%(3)	80,054	11.9	76,839	12.3	75,255	11.8
Money market – 0.65%(4)	187,517	27.8	181,374	29.1	186,937	29.4
Total non-certificates	$547,262	81.2%	$510,428	81.9%	$524,798	82.6%

Certificates:
0.00 - 0.99%	$22,499	3.3%	$32,904	5.3%	$58,444	9.2%
1.00 - 1.99%	38,097	5.7	47,627	7.6	43,691	6.9
2.00 - 2.99%	61,936	9.2	31,680	5.1	8,550	1.3
3.00 - 3.99%	4,076	0.6	713	0.1	118	0.0
Total Certificates	126,608	18.8%	112,924	18.1%	110,803	17.4%
Total Deposits	$673,870	100.0%	$623,352	100.0%	$635,601	100.0%

(1)	Reflects weighted average rates paid on transaction and savings deposits at December 31, 2019.
(2)	The weighted average rate on interest checking accounts for 2018 was 0.10% and for 2017 was 0.05%.
(3)	The weighted average rate on savings accounts for 2018 was 0.08% and for 2017 was 0.08%.
(4)	The weighted average rate on money market accounts for 2018 was 0.56% and for 2017 was 0.40%.

The following table shows rate and maturity information for the Bank’s certificates of deposit as of December 31, 2019.

(Dollars in thousands)	0.00- 0.99%	1.00- 1.99%	2.00- 2.99%	3.00- 3.99%	Total	Percent of Total
Certificate accounts maturing in quarter ending:
March 31, 2020	$3,900	1,965	12,213	0	18,078	14.28%
June 30, 2020	4,504	6,293	14,451	121	25,369	20.04
September 30, 2020	4,697	6,429	6,741	254	18,121	14.31
December 31, 2020	4,099	9,703	7,151	0	20,953	16.55
March 31, 2021	1,328	3,723	4,925	988	10,964	8.66
June 30, 2021	968	1,422	3,749	795	6,934	5.48
September 30, 2021	942	3,759	5,230	1,046	10,977	8.67
December 31, 2021	861	1,288	1,400	0	3,549	2.80
March 31, 2022	273	735	1,487	337	2,832	2.24
June 30, 2022	451	522	2,756	221	3,950	3.12
September 30, 2022	235	216	552	314	1,317	1.04
December 31, 2022	138	442	650	0	1,230	0.97
Thereafter	103	1,600	631	0	2,334	1.84
Total	$22,499	38,097	61,936	4,076	126,608	100.0%

Percent of total	17.77%	30.09%	48.92%	3.22%	100.00%

The following table indicates the amount of the Bank's certificates of deposit and other deposits by time remaining until maturity as of December 31, 2019.

	Maturity
(Dollars in thousands)	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
Certificates of deposit less than $250,000	$11,480	18,552	34,327	37,543	101,902
Certificates of deposit of $250,000 or more	4,840	6,308	4,384	5,326	20,858
Public funds less than $250,000(1)	1,758	253	363	968	3,342
Public funds of $250,000 or more(1)	0	256	0	250	506
Total certificates of deposit	$18,078	25,369	39,074	44,087	126,608
Checking and savings accounts of $250,000 or more	$194,414	0	0	0	194,414
Accounts of $250,000 or more	199,254	6,564	4,384	5,576	215,778

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

Borrowings. The Bank's other available sources of funds include advances from the FHLB and borrowings from the Federal Reserve Bank of Minneapolis. As a member of the FHLB of Des Moines, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions. Consistent with its asset/liability management strategy, the Bank has utilized FHLB advances from time to time to fund loan growth and extend the term to maturity of its liabilities. The Bank may also use short-term FHLB and Federal Reserve Bank borrowings to offset short term cash needs due to deposit outflows or loan fundings. At December 31, 2019, the Bank had no FHLB advances or Federal Reserve Bank borrowings outstanding. On such date, the Bank had a collateral pledge arrangement with the FHLB pursuant to which the Bank could borrow up to $181.2 million for liquidity purposes, subject to approval from the FHLB. The Bank also had the ability to borrow $65.3 million from the Federal Reserve Bank of Minneapolis based upon the loans that were pledged as collateral at December 31, 2019.

Refer to the information on pages 16 and 17 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in the Annual Report and “Note 12 Federal Home Loan Bank (FHLB) Advances and Other Borrowings” in the Notes to Consolidated Financial Statements in the Annual Report for more information on FHLB advances and other borrowings (incorporated by reference in Items 7 and 8 of Part II of this Form 10-K).

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

OIA is one of two subsidiaries of the Bank. OIA is a Minnesota corporation that was organized in 1983 and operated as an insurance agency until 1986 when its assets were sold. OIA remained inactive until 1993 when it began offering credit life insurance, annuity and mutual fund products to the Bank's clients and others. OIA currently offers a variety of financial planning products and services. HPH is the Bank’s other subsidiary and was organized as a limited liability company in Minnesota in 2013. It was inactive in 2019 but has operated as an intermediary for the Bank in holding and operating certain foreclosed properties.

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

Other Corporations Owned by the Company

The Bank was HMN’s sole direct subsidiary at December 31, 2019.

Employees

At December 31, 2019, the Company had a total of 190 employees, which equated to 181 full-time equivalent employees. None of the employees of the Company are represented by any collective bargaining unit. Management considers its employee relations to be good.

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

Savings associations are expected to conduct lending activities in a prudent, safe and sound manner. The OCC regulates the safety and soundness of the Bank by enforcing statutory limits on the Bank’s lending and investment powers. OCC regulations set aggregate limits on certain types of loans including commercial business, commercial real estate and consumer loans. OCC regulations also establish limits on loans to a single borrower. As of December 31, 2019, the Bank’s lending limit to one borrower was approximately $13.5 million.

A federal savings association generally may not invest in noninvestment-grade debt securities. A federal savings association may establish subsidiaries to conduct any activity the association is authorized to conduct and may establish service corporation subsidiaries for limited preapproved activities.

Qualified Thrift Lender Test. Savings associations, including the Bank, must be qualified thrift lenders (QTLs). A savings association generally satisfies the QTL requirement if at least 65% of a specified asset base consists of assets such as loans to small businesses and loans to purchase or improve domestic residential real estate. Savings associations may qualify as QTLs in other ways. Savings associations that do not qualify as QTLs are subject to significant restrictions on their operations. If the Bank fails to meet QTL requirements, the Company would face certain limitations, including potential enforcement action by the OCC and, a statutory bar to the payment by the Bank of dividends except under prescribed conditions including approval by the OCC. As of December 31, 2019, the Bank met the QTL test.

OCC Assessments. The OCC is authorized by statute to charge assessments to cover the costs of examining the financial institutions it regulates and to fund its operations. The Bank’s OCC assessments for the year ended December 31, 2019 were approximately $0.2 million. The FRB does not currently assess HMN for examination fees.

Transactions with Affiliates and Insiders. Savings associations, like banks, are subject to affiliate and insider transaction restrictions. The restrictions prohibit or limit a savings association from extending credit to, or entering into certain covered transactions with, affiliates, principal stockholders, directors and executive officers of the savings association and its affiliates. The term “affiliate” generally includes a holding company, such as HMN, and any company under common control with the savings association. Federal law limits covered transactions between the Bank and any one affiliate to 10% of the Bank’s capital and surplus and with all affiliates in the aggregate to 20%. In addition, the federal law governing unitary savings and loan holding companies prohibits the Bank from making any loan to any affiliate whose activity is not permitted for a subsidiary of a bank holding company. This law also prohibits the Bank from making any equity investment in any affiliate that is not its subsidiary. The Bank is currently in compliance with these requirements. Covered transactions also include derivatives and the borrowing and lending of securities, and repurchase agreements with affiliates are subject to collateralization requirements.

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

During 2019, the Bank paid dividends to HMN of $5.0 million which was used to fund the ongoing operating expenses of the Company and improve its cash position. The improved cash position would potentially allow the Company to make a capital contribution into the Bank should the Bank need additional capital to support its operations. HMN did not declare or distribute any dividends to its common shareholders in 2019.

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

During 2019, the Bank was assessed approximately $0.2 million for the DIF. The Bank also received $0.1 million in offsetting small bank assessment credits as a result of the FDIC meeting the DIF reserve target of 1.35%. Deposit insurance covers $250,000 per account ownership type.

In addition to deposit insurance assessments, the FDIC is authorized to collect assessments against insured deposits to be paid to the Financing Corporation (FICO) to service the FICO debt incurred in the 1980’s. The FICO assessment rate is adjusted quarterly. The Bank also paid the final FICO assessment payment of $2,000 in March 2019.

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

In addition to the capital categories, the federal regulators have established a “capital conservation buffer” above the minimum capital ratios otherwise required by the prompt corrective action framework. The capital conservation buffer of 2.50% of risk-weighted assets was fully phased in during 2019. If an institution’s capital levels fall below the buffer amount, the institution will be subject to limitations on the payment of dividends, share repurchases and the payment of discretionary bonuses.

At December 31, 2019, the Bank’s capital amounts and ratios are presented for (a) actual capital and (b) required capital and ratios under the prompt corrective actions regulations to which the Bank is currently subject:

			Prompt Corrective Action Regulations
	Actual		Required to be Adequately Capitalized		Required to be Well Capitalized
(Dollars in thousands)	Amount	Percent of Assets(1)	Amount	Percent of Assets(1)	Amount	Percent of Assets(1)
December 31, 2019
Common equity Tier 1 capital	$83,525	13.21%	$28,458	4.50%	$41,106	6.50%
Tier 1 leverage	83,525	10.89	30,684	4.00	38,355	5.00
Tier 1 risk-based capital	83,525	13.21	37,944	6.00	50,591	8.00
Total risk-based capital	91,438	14.46	50,591	8.00	63,239	10.00

(1)	Based upon the Bank’s adjusted total assets for the purpose of the Tier 1 or core capital ratios and risk-weighted assets for the purpose of the risk-based capital ratios.

Management believes that, as of December 31, 2019, the Bank’s capital ratios were in excess of those quantitative capital ratio standards set forth under the prompt corrective action regulations described above and was “well capitalized” within the meaning of those prompt corrective action regulations. However, there can be no assurance that the Bank will continue to maintain such status in the future. In addition, the OCC has extensive discretion in its supervisory and enforcement activities, including the ability to downgrade the Bank’s prompt corrective action capital category by one level under certain conditions.

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

As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines. As of December 31, 2019, the Bank had $0.9 million in FHLB stock, which was in compliance with this requirement. The Bank receives dividends on its FHLB stock. The FHLB’s dividend philosophy is to differentiate dividend rates between membership and activity-based capital stock. Based on the FHLB’s most recent quarterly filing on Form 10-Q for the nine months ended September 30, 2019, the effective dividend rates paid on these subclasses of its capital stock at September 30, 2019 were 3.25% and 5.75%, respectively.

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

Bradley C. Krehbiel, age 61. Mr. Krehbiel has been a director of HMN and President of the Bank since 2009, President of HMN since 2010, and Chief Executive Officer of HMN and the Bank since 2012. Prior to that, he had been the Executive Vice President of the Bank since 2004. Mr. Krehbiel joined the Bank as Vice President of Business Banking in 1998. Prior to his employment at the Bank, Mr. Krehbiel held several positions in the financial services industry.

Jon J. Eberle, age 54. Mr. Eberle is Chief Financial Officer, Senior Vice President and Treasurer of HMN and the Chief Financial Officer, Executive Vice President and Treasurer of the Bank. Mr. Eberle has held the Chief Financial Officer and Treasurer positions since 2003 and the Executive Vice President position since 2012. Prior to that he served as a Vice President since 2000 and as the Controller since 1998. From 1994 to 1998, he served as the Director of Internal Audit for HMN and the Bank. Prior to his employment at the Bank, Mr. Eberle worked as a certified public accountant for a national accounting firm.

Lawrence D. McGraw, age 56. Mr. McGraw has served as the Chief Operating Officer and Executive Vice President of the Bank since 2012. Prior to that he served as Chief Credit Officer and Senior Vice President since 2010. Prior to his employment at the Bank, Mr. McGraw served as Regional President and Chief Banking Officer of a Minnesota community bank from 2005 until 2010. From 2001 to 2005 he served as the President and Chief Executive Officer of a branch location of the same community bank. Prior to his tenure at the Minnesota community bank, Mr. McGraw held various positions at two other community banks and the FDIC.

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

HMN’s primary source of cash is dividends from the Bank, and the Bank is restricted from paying dividends to HMN unless certain conditions are met under bank regulatory requirements. At December 31, 2019, HMN had $7.7 million in cash balances. Primarily, HMN requires cash for the payment of holding company level expenses, including director and management fees, legal expenses and regulatory costs. HMN may also use cash for the repurchase of outstanding HMN stock or the payment of dividends. HMN does not anticipate that it will have, on an ongoing long term stand-alone basis, adequate liquid resources to make all of the required cash payments for these items in the future. To meet these payment requirements or other potential HMN liquidity or capital needs would require dividends from the Bank or external capital. Failure to meet regulatory requirements for any future dividends from the Bank to HMN, or to receive dividends in amounts deemed satisfactory by HMN, could cause HMN to require other sources of liquidity for its needs in 2020 and beyond. Further information about HMN’s liquidity position is available on page 17 in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” section of the Annual Report incorporated by reference in Part II, Item 7 of this Form 10-K.

Our allowance for loan losses may prove to be insufficient to absorb losses or appropriately reflect, at any given time, the inherent risk of loss in our loan portfolio.

Our non-performing assets were at $2.7 million, or 0.34% of total assets, at December 31, 2019. Classified loans at December 31, 2019 were $34.4 million, or 5.7% of total loans. Classified loans represent special mention, performing substandard and non-performing loans. The low level of our classified loans is primarily due to the economic recovery we are experiencing. If the economic recovery does not continue these assets may not perform according to their terms and the value of the collateral may be insufficient to pay any remaining loan balance. If this occurs, we may experience losses or an increased risk of loss in our loan portfolio, which could have a negative effect on our results of operations. Like all financial institutions, we maintain an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety. Our allowance for loan losses may not be sufficient to cover actual loan losses or the inherent risk of loss in our loan portfolio, and future provision for loan losses could materially adversely affect our operating results.

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

In order to enhance the yield and shorten the term-to-maturity of its loan portfolio, the Company continues to maintain the balances of its commercial business and commercial real estate portfolios. These categories of loans represented approximately 69% of the total loans receivable at December 31, 2019. Some of the Company’s commercial real estate portfolio is in land development loans, while many of the Company’s commercial business loans are made to borrowers associated with the real estate industry. Commercial business and commercial real estate loans generally, and land development loans in particular, present a higher level of risk than loans secured by single family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans.

Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed or properties intended for resale are not developed and sold), the borrower’s ability to repay the loan and the underlying collateral may be impaired. Commercial business loans to businesses that are dependent on the cash flow generated by the sale or leasing of real estate are similarly impacted. The Company’s commercial business and commercial real estate loan portfolios have experienced difficulties in the past, which has adversely affected the Company’s results of operations and financial condition. At December 31, 2019, the Company had $2.1 million of non-performing loans, of which $0.8 million related to commercial business and commercial real estate loans. At December 31, 2019, total classified loans included $30.5 million of commercial business and commercial real estate loans. The Company may experience actual losses in respect of these classified loans and further increases in the level of classified loans in our loan portfolio that may require further increases in our provision for loan losses.

Regional economic changes in the Company’s markets have in the past adversely impacted, and may in the future adversely impact, results from operations.

Like all financial institutions, the Company is subject to the effects of any economic downturn, and in particular a significant decline in home values and reduced commercial development in the Company’s markets has had a negative effect on results of operations in the past. The Company’s success depends primarily on the general economic conditions in the counties in which the Company conducts business, and in the southern Minnesota, northern Iowa and eastern Wisconsin areas in general. Unlike larger financial institutions that are more geographically diversified, the Company provides banking and financial services to clients primarily in the Minnesota counties of Dakota, Dodge, Fillmore, Freeborn, Houston, Mower, Olmsted, Steele, and Winona and portions of Goodhue and Wabasha counties, as well as Marshall county in Iowa. It also originates loans in the Milwaukee, Wisconsin area through a branch location in Waukesha County in Wisconsin. The local economic conditions in these market areas have a significant impact on the Company’s ability to originate loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. A significant decline in the general economic conditions caused by inflation, recession, unemployment or other factors beyond the Company’s control can affect and has in the past affected these local economic conditions and can adversely affect and has in the past adversely affected the Company’s financial condition and results of operations. The Company has a significant amount of commercial business and commercial real estate loans and decreases in tenant occupancy and development home sales can have, and in the past have had, a negative effect on the ability of many of the Company’s borrowers to make timely repayments of their loans and the value of the collateral held as security for these loans, which can have, and in the past has had, an adverse impact on the Company’s earnings.

During 2019, the U.S. economy has continued to grow across a wide range of industries and regions in the United States. However, there are continuing concerns related to, among other things, the level of U.S. government debt and fiscal actions that may be taken to address that debt, the potential effects of coronavirus on international trade (including supply chains and export levels), travel, employee productivity and other economic activities, depressed oil prices and the U.S.-China trade disputes and related tariffs that may have a destabilizing effect on financial markets and economic activity. There can be no assurance that current economic conditions will continue or improve, and economic conditions could worsen. Economic pressure on consumers and uncertainty regarding continuing economic improvement may result in changes in consumer and business spending, borrowing and saving habits. A return of recessionary conditions and/or other negative developments in the domestic or international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Declines in real estate value and sales volumes and high unemployment may also result in higher than expected loan delinquencies and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity and financial condition.

Because of the asset size of the Company, adverse performance affecting a few large loans or lending relationships can cause significant volatility in earnings.

Due to the Company’s asset size, the provision for loan losses or charge offs associated with individual loans can be large relative to the Company’s earnings for a particular period. If one or a few relatively large loans become non-performing in a period and the Company is required to increase its loss reserves, or to write off principal or interest relative to such loans, the operating results for that period could be significantly adversely affected. The effect on results of operations for any given period from a change in the performance of a small number of loans may be disproportionately larger than the impact of such loans on the quality of the Company’s overall loan portfolio. The Company generally limits its internal loan originations to loans less than $7.5 million with loans over that amount approved by its Executive Loan Committee. The Company’s regulatory lending limit was $13.5 million at December 31, 2019. The Bank’s largest borrowing relationship had outstanding loans totaling $11.6 million and was performing at December 31, 2019.

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

The earnings of the Company are primarily dependent on net interest income, which is the difference between interest earned on loans and investments and interest paid on interest-bearing liabilities such as deposits and borrowings. Interest rates are highly sensitive to many factors, including government monetary and fiscal policies and domestic and international economic and political conditions. Conditions such as inflation, recession, unemployment, money supply, government borrowing and other factors beyond management’s control may also affect interest rates. If the Company’s interest-earning assets mature, reprice or prepay more quickly than interest-bearing liabilities in a given period, a decrease in market interest rates could adversely affect net interest income. Likewise, if interest-bearing liabilities mature or reprice, or, in the case of deposits, are withdrawn by the accountholder, more quickly than interest-earning assets in a given period, an increase in market interest rates could adversely affect net interest income. Given the Company’s assets and liability composition as of December 31, 2019, a falling interest rate environment would negatively impact the Company’s results of operations. The effect on our deposits of decreases in interest rates generally lags the effect on our assets. The lagging effect of deposit rate changes is primarily due to the Bank’s deposits that are in the form of certificates of deposit, which do not re-price immediately when the federal funds rate changes.

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

The Company’s business is dependent upon the transmission and storage of confidential information in digital technologies, computer and email systems, software and networks. The Company has security systems in place and regularly monitors its computer systems and network infrastructure. The Company does not believe that it has experienced a material cybersecurity breach, but it has experienced immaterial threats to its data and systems, including computer virus and malware attacks and other attempted unauthorized access to our systems. Cyber threats are rapidly evolving and the Company may not be able to anticipate or prevent all future attacks. Other financial institutions have been, and continue to be, the target of various evolving and adaptive cyber attacks, including malware and denial of service, as part of an effort to disrupt the operations of financial institutions, potentially test their cybersecurity capabilities, or obtain confidential, proprietary, or other information. As cybersecurity threats continue to evolve, the Company may incur increasing costs in an effort to minimize these risks. In addition, the Company could be held liable for, and could suffer reputational damage as a result of, any security breach or loss, which could have a material adverse effect on the Company’s financial condition and results of operations.

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

The Company has a number of large deposit clients that maintain balances in checking and money market accounts at the Bank. At December 31, 2019, there were $60.4 million in checking and money market accounts of clients in the alternative energy and other industries that have relationship balances greater than $5 million. The ability to attract and retain these types of deposits has a positive effect on the Company’s net interest margin as they provide a relatively low cost of funds to the Company compared to certificates of deposits or advances. If these depositors were to withdraw these funds and the Bank was not able to replace them with similar types of deposits, the Banks cost of funds would increase and the Company’s results of operation would be negatively impacted.

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

During the year ended December 31, 2019, the price of our common stock on The Nasdaq Global Market ranged from $19.01 to $23.34 per share, and over the period from January 1, 2018 to December 31, 2019 it ranged from $18.05 to $23.34. Our closing sale price on December 31, 2019 was $21.01 per share and on February 18, 2020 it was $20.85 per share. Our stock generally trades in relatively low volumes and its price may fluctuate in response to a number of events and factors, including, but not limited to, variations in operating results, litigation or governmental and regulatory proceedings, market perceptions of our financial reporting, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions.

We may issue additional stock, or reissue shares of treasury stock, without shareholder consent.

We have authorized 16,000,000 shares of common stock. As of December 31, 2019, 9,128,662 shares were issued and outstanding (including 4,284,840 shares that were held as treasury stock) and 6,871,338 shares were unissued. The Company has also granted options to purchase 34,229 shares of common stock that are currently outstanding and has 388,971 shares that are available to be awarded pursuant to our current equity incentive plans. The board of directors has authority, without action or vote of the stockholders, to issue all or part of the authorized but unissued shares and to reissue all of the treasury shares. Additional shares may be issued, or treasury shares reissued, in connection with future financing, acquisitions, employee stock plans or otherwise. Any such issuance, or reissuance, will dilute the percentage ownership of existing stockholders. We are also currently authorized to issue up to 500,000 shares of preferred stock and as of December 31, 2019, there were no preferred stock shares issued and outstanding. Under our certificate of incorporation, our board of directors can issue additional preferred stock in one or more series and fix the terms of such stock without shareholder approval. Preferred stock may include the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions. The issuance of preferred stock could adversely affect the rights of the holders of common stock and reduce the value of the common stock. In addition, specific rights granted to holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company leases its corporate office in Rochester, Minnesota and owns the buildings and land for ten of its fourteen full service branches. The remaining four full service branches and one loan production office are leased. These leased branches are located at 1016 Civic Center Drive NW, Rochester, Minnesota; 100 1st Ave Bldg., Suite 200, Rochester, Minnesota; 2805 Dodd Road, Suite 160, Eagan, Minnesota; and 1015 West Frontage Road, Suite 100, Owatonna, Minnesota. The leased loan production office is located at 50 14th Avenue East, Suite 100, Sartell, Minnesota. The Bank uses all properties and they are all located in Minnesota, except for one full service branch located in Iowa and the one full service branch located in Wisconsin.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company is party to legal proceedings arising out of its lending and deposit operations. See “Note 18 Commitments and Contingencies” of the Notes to the Consolidated Financial Statements for more information.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information on page 19 under the caption “Dividends”, on page 46 under “Note 16 Stockholders’ Equity” of the Notes to Consolidated Financial Statements, on page 58 under the caption “Common Stock Information” and on the inside back cover page of the Annual Report is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

The information on page 4 under the caption “Five-Year Consolidated Financial Highlights” of the Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The table on page 8 and the tables regarding investment maturities on page 20 of Part 1 Item 1 of this Form 10-K, as well as the information on pages 5 through 20 under the caption “Management Discussion and Analysis” (other than the section captioned “Market Risk”) of the Annual Report is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements (including the Notes to Consolidated Financial Statements) on pages 22 through 54 of the Annual Report, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Bank’s President (our Principal Executive Officer) and our Chief Financial Officer (our Principal Financial Officer) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under this framework, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019.

The Company's independent registered public accounting firm has audited the Company's internal control over financial reporting as of December 31, 2019, as stated in the Report of Independent Registered Public Account Firm, appearing below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

HMN Financial, Inc. and Subsidiaries

Rochester, Minnesota

Opinion on Internal Control Over Financial Reporting

We have audited HMN Financial, Inc. and Subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets and the related consolidated statements of comprehensive income, stockholders’ equity and cash flows of the Company, and our report dated March 6, 2020, expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Board of Directors and Stockholders

HMN Financial, Inc. and Subsidiaries

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

CliftonLarsonAllen LLP

Minneapolis, Minnesota

March 6, 2020

ITEM 9b. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from the information under the caption “Executive Officers of the Registrant” in Part I, Item 1, of this report and under the captions “Proposal 1 – Election of Directors - Board of Directors,” “Corporate Governance - Committees of the Board of Directors” in the Company’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the close of the Company’s fiscal year ended December 31, 2019 (the 2020 Proxy Statement).

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the information under the caption “2019 Executive Compensation” and “2019 Director Compensation” in the 2020 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from the information under the captions “Security Ownership of Management and Certain Beneficial Owners” and “Other Equity Compensation Plan Information” in the 2020 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from the information under the captions “Corporate Governance - Director Independence; - Related Person Transaction Approval Policy; and - Certain Transactions” in the 2020 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTing FEES AND SERVICES

The information required by this Item is incorporated by reference from the information under the captions “Corporate Governance - Independent Registered Public Accounting Firm Fees” and “-Approval of Independent Registered Public Accounting Firm Services and Fees” in the 2020 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements

The following financial statements appearing in the Company's Annual Report, are incorporated herein by reference.

Annual Report Section	Pages in 2019 Annual Report
Consolidated Balance Sheets --
December 31, 2019 and 2018	21

Consolidated Statements of Comprehensive Income --
Each of the Years in the Three-Year Period Ended December 31, 2019	22

Consolidated Statements of Stockholders’ Equity --
Each of the Years in the Three-Year Period Ended December 31, 2019	23

Consolidated Statements of Cash Flows --
Each of the Years in the Three-Year Period Ended December 31, 2019	24

Notes to Consolidated Financial Statements	25

Report of Independent Registered Public Accounting Firm	58

2.	Financial Statement Schedules

All financial statement schedules have been omitted as this information is not required under the related instructions, is not applicable or has been included in the Notes to Consolidated Financial Statements.

3.	Exhibits

The exhibits filed with this report are set forth on the Index of Exhibits filed as part of this report immediately preceding the signatures.

ITEM 16. FORM 10-K SUMMARY

None.

INDEX TO EXHIBITS

Exhibit Number	Exhibit	Filing Status
3.1	Certificate of Incorporation (Amended and Restated through July 28, 2015)	Incorporated by Reference (1)

3.2	Amended and Restated By-laws	Incorporated by Reference (2)

4.1	Form of Common Stock Certificate	Incorporated by Reference (3)

4.2	Description of Capital Stock	Filed Electronically

10.1†	Form of Change in Control Agreement with executive officers	Incorporated by Reference (4)

10.2†	Directors Deferred Compensation Plan	Incorporated by Reference (5)

10.3†	Non-Employee Director Stock Purchase Plan	Incorporated by Reference (6)

10.4†	Description of annual awards to non-employee directors under the 2009 Equity Incentive Plan and form of Restricted Stock Agreement (approved April 28, 2015)	Incorporated by Reference (7)

10.5†	HMN Financial, Inc. Employee Stock Ownership Plan (Amended and Restated January 1, 2016)	Incorporated by Reference (8)

10.6†	HMN Financial, Inc. 2009 Equity Incentive Plan	Incorporated by Reference (9)

10.7†	Form of Restricted Stock Agreement under HMN Financial, Inc. 2009 Equity Incentive Plan	Incorporated by Reference (10)

10.8†	Form of Restricted Stock Agreement under HMN Financial, Inc. 2009 Equity Incentive Plan (Approved April 28, 2015)	Incorporated by Reference (11)

10.9†	Form of Incentive Stock Option Agreement under HMN Financial, Inc. 2009 Equity Incentive Plan (Approved January 26, 2016)	Incorporated by Reference (12)

10.10†	Form of Non-Statutory Stock Option Agreement under HMN Financial, Inc. 2009 Equity Incentive Plan	Incorporated by Reference (13)

10.11†	Amendment to the January 2014 Restricted Stock Award Agreements (Amended January 26, 2016)	Incorporated by Reference (14)

10.12†	Executive Management Incentive Plan (Amended and Restated January 31, 2017)	Incorporated by Reference (15)

10.13†	HMN Financial, Inc. 2017 Equity Incentive Plan	Incorporated by Reference (16)

Exhibit Number	Exhibit	Filing Status
10.14†	Form of Directors’ Restricted Stock Agreement for awards granted to directors under the HMN Financial, Inc. 2017 Equity Incentive Plan	Incorporated by Reference (17)

10.15†	Form of Executives’ Restricted Stock Agreement for awards granted to executives under the HMN Financial, Inc. 2017 Equity Incentive Plan	Incorporated by Reference (18)

10.16†	Executive Severance Agreement, dated May 23, 2017, among the Company, the Bank and Bradley C. Krehbiel	Incorporated by Reference (19)

10.17	Warrant Repurchase Agreement by and between the Company and EJF Financial Services Fund, LP, dated May 21, 2018	Incorporated by Reference (20)

10.18	Warrant Repurchase Agreement by and between the Company and Arbiter Partners QP, LP, dated August 29, 2018	Incorporate by Reference (21)

13	Portions of Annual Report to Security Holders incorporated by reference	Filed Electronically
21	Subsidiaries of Registrant	Filed Electronically
23.1	Consent of CliftonLarsonAllen LLP	Filed Electronically
24	Powers of Attorney	Included with Signatures
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically
32	Section 1350 Certifications	Filed Electronically
101

Financial Statements of the Company from the Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

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

HMN FINANCIAL, INC.
Date: March 6, 2020	By:	/s/ Bradley Krehbiel
Bradley Krehbiel,
President and CEO

Each of the undersigned hereby appoints Hugh Smith and Jon Eberle, and each of them (with full power to act alone), as attorneys and agents for the undersigned, with full power of substitution, for and in the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission under the Securities Act of 1934, as amended, any and all amendments and exhibits to this Form 10-K and any and all applications, instruments, and other documents to be filed with the Securities and Exchange Commission pertaining to this Form 10-K or any amendments thereto, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary or desirable. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 6, 2020.

	Name	Title
/s/	Bradley Krehbiel	President and CEO
	Bradley Krehbiel	(Principal Executive Officer)

/s/	Jon Eberle	Senior Vice President, Chief Financial Officer and Treasurer
	Jon Eberle	(Principal Financial and Accounting Officer)

/s/	Hugh Smith	Chairman of the Board
Hugh Smith

/s/	Allen Berning	Director
Allen Berning

/s/	Sequoya Borgman	Director
Sequoya Borgman

/S/	Michael Bue	Director
Michael Bue

/s/	Bernard Nigon	Director
Bernard Nigon

/s/	Wendy Shannon	Director
Wendy Shannon

/S/	Mark Utz	Director
Mark Utz

/S/	Hans Zietlow	Director
Hans Zietlow