Form 10-Q
period 2020-03-31
HMN FINANCIAL INC
filed 2020-05-01
CIK 921183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at April 24, 2020
Common stock, $0.01 par value	4,833,973

HMN FINANCIAL, INC.

PART I – FINANCIAL INFORMATION

Item 1 :    Financial Statements

HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31,	December 31,
(Dollars in thousands)	2020	2019
	(unaudited)
Assets
Cash and cash equivalents	$35,744	44,399
Securities available for sale:
Mortgage-backed and related securities (amortized cost $52,160 and $54,777)	53,687	54,851
Other marketable securities (amortized cost $46,945 and $52,751)	47,252	52,741
	100,939	107,592

Equity securities	110	167
Loans held for sale	4,884	3,606
Loans receivable, net	617,645	596,392
Accrued interest receivable	2,236	2,251
Real estate, net	683	580
Federal Home Loan Bank stock, at cost	932	854
Mortgage servicing rights, net	2,206	2,172
Premises and equipment, net	10,426	10,515
Goodwill	802	802
Core deposit intangible	131	156
Prepaid expenses and other assets	6,254	6,451
Deferred tax asset, net	1,208	1,702
Total assets	$784,200	777,639

Liabilities and Stockholders’ Equity
Deposits	$677,519	673,870
Accrued interest payable	344	420
Customer escrows	3,120	2,413
Accrued expenses and other liabilities	8,182	8,288
Total liabilities	689,165	684,991
Commitments and contingencies
Stockholders’ equity:
Serial-preferred stock ($.01 par value): authorized 500,000 shares; issued 0	0	0
Common stock ($.01 par value): authorized 16,000,000 shares; issued 9,128,662	91	91
Additional paid-in capital	40,347	40,365
Retained earnings, subject to certain restrictions	108,932	107,547
Accumulated other comprehensive income	1,321	46
Unearned employee stock ownership plan shares	(1,595)	(1,643)
Treasury stock, at cost 4,300,689 and 4,284,840 shares	(54,061)	(53,758)
Total stockholders’ equity	95,035	92,648
Total liabilities and stockholders’ equity	$784,200	777,639

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2020	2019
Interest income:
Loans receivable	$7,240	7,268
Securities available for sale:
Mortgage-backed and related	289	46
Other marketable	212	292
Other	103	126
Total interest income	7,844	7,732

Interest expense:
Deposits	892	690
Total interest expense	892	690
Net interest income	6,952	7,042
Provision for loan losses	460	27
Net interest income after provision for loan losses	6,492	7,015

Non-interest income:
Fees and service charges	714	700
Loan servicing fees	332	315
Gain on sales of loans	1,134	379
Other	291	297
Total non-interest income	2,471	1,691

Non-interest expense:
Compensation and benefits	4,047	3,910
Occupancy and equipment	1,123	1,060
Data processing	308	301
Professional services	487	272
Other	1,036	903
Total non-interest expense	7,001	6,446
Income before income tax expense	1,962	2,260
Income tax expense	577	640
Net income	1,385	1,620
Other comprehensive income, net of tax	1,275	484
Comprehensive income available to common shareholders	$2,660	2,104
Basic earnings per share	$0.30	0.35
Diluted earnings per share	$0.30	0.35

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

For the Three Month Periods Ended March 31, 2020 and 2019

(unaudited)

					Unearned
					Employee
				Accumulated	Stock		Total
		Additional		Other	Ownership		Stock-
	Common	Paid-In	Retained	Comprehensive	Plan	Treasury	Holders’
(Dollars in thousands)	Stock	Capital	Earnings	Income	Shares	Stock	Equity
Balance, December 31, 2019	$91	40,365	107,547	46	(1,643)	(53,758)	92,648
Net income			1,385				1,385
Other comprehensive income				1,275			1,275
Stock repurchases						(360)	(360)
Restricted stock awards		(117)				117	0
Stock awards withheld for tax withholding						(60)	(60)
Amortization of restricted stock awards		46					46
Earned employee stock ownership plan shares		53			48		101
Balance, March 31, 2020	$91	40,347	108,932	1,321	(1,595)	(54,061)	95,035

					Unearned
					Employee
				Accumulated	Stock		Total
		Additional		Other	Ownership		Stock-
	Common	Paid-In	Retained	Comprehensive	Plan	Treasury	Holders’
(Dollars in thousands)	Stock	Capital	Earnings	Loss	Shares	Stock	Equity
Balance, December 31, 2018	$91	40,090	99,754	(1,096)	(1,836)	(53,856)	83,147
Net income			1,620				1,620
Other comprehensive income				484			484
Restricted stock awards		(110)				110	0
Stock awards withheld for tax withholding						(45)	(45)
Amortization of restricted stock awards		42					42
Earned employee stock ownership plan shares		54			48		102
Balance, March 31, 2019	$91	40,076	101,374	(612)	(1,788)	(53,791)	85,350

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Cash flows from operating activities:
Net income	$1,385	1,620
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	460	27
Depreciation	291	273
Amortization of premiums (discounts), net	16	(4)
Amortization of deferred loan fees	2	13
Amortization of core deposit intangible	25	24
Amortization of purchased loan fair value adjustments	(4)	(8)
Amortization of mortgage servicing rights	228	140
Capitalized mortgage servicing rights	(262)	(116)
Securities losses (gains), net	57	(24)
Loss on sales of real estate	2	0
Gain on sales of loans	(1,134)	(379)
Proceeds from sale of loans held for sale	29,514	13,599
Disbursements on loans held for sale	(29,133)	(12,370)
Amortization of restricted stock awards	46	42
Amortization of unearned Employee Stock Ownership Plan shares	48	48
Earned Employee Stock Ownership Plan shares priced above original cost	53	54
Decrease in accrued interest receivable	15	30
Decrease in accrued interest payable	(76)	(14)
Decrease in other assets	505	668
Increase (decrease) in other liabilities	30	(572)
Other, net	0	1
Net cash provided by operating activities	2,068	3,052
Cash flows from investing activities:
Principal collected on securities available for sale	2,633	443
Proceeds collected on maturities of securities available for sale	25,875	300
Purchases of securities available for sale	(20,102)	0
Purchase of Federal Home Loan Bank stock	(79)	0
Redemption of Federal Home Loan Bank stock	0	14
Proceeds from sales of real estate owned	34	0
Net increase in loans receivable	(22,818)	(13,592)
Purchases of premises and equipment	(202)	(189)
Net cash used by investing activities	(14,659)	(13,024)
Cash flows from financing activities:
Increase in deposits	3,649	3,240
Purchase of treasury stock	(360)	0
Stock awards withheld for tax withholding	(60)	(45)
Increase in customer escrows	707	1,189
Net cash provided by financing activities	3,936	4,384
Decrease in cash and cash equivalents	(8,655)	(5,588)
Cash and cash equivalents, beginning of period	44,399	20,709
Cash and cash equivalents, end of period	$35,744	15,121
Supplemental cash flow disclosures:
Cash paid for interest	$968	704
Supplemental noncash flow disclosures:
Loans transferred to loans held for sale	969	759
Transfer of loans to real estate	139	30
Right to use assets and lease obligations	0	4,505

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

(2) Basis of Preparation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of comprehensive income, consolidated statement of stockholders' equity and consolidated statements of cash flows in conformity with U.S. Generally Accepted Accounting Principles (GAAP). However, all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The results of operations for the three month period ended March 31, 2020 are not necessarily indicative of the results which may be expected for the entire year.

(3) New Accounting Standards

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this ASU affect all entities that measure credit losses on financial instruments including loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial asset that has a contractual right to receive cash that is not specifically excluded. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this ASU replace the incurred loss impairment methodology required in current GAAP with a methodology that reflects expected credit losses that requires consideration of a broader range of reasonable and supportable information to estimate credit losses. The amendments in this ASU will affect entities to varying degrees depending on the credit quality of the assets held by the entity, the duration of the assets held, and how the entity applies the current incurred loss methodology. The amendments in this ASU, for public business entities that are filers with the Securities and Exchange Commission (SEC), were originally effective for fiscal years beginning after December 15, 2019, including interim periods within those annual periods. On November 26, 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses which delayed the implementation date of ASU 2016-13 for SEC smaller reporting companies, such as HMN, from the first quarter of 2020 to the first quarter of 2023. All entities may adopt the amendments in the ASU early as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Amendments should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. The Company has not early adopted this ASU. Management has accumulated the charge off information necessary to calculate the appropriate life of loan loss percentages for the various loan categories, has identified several key metrics to help identify and project anticipated changes in the credit quality of the Bank’s loan portfolio upon enactment, and is in the process of evaluating the determination of potential qualitative reserve amounts and the impact that the adoption of this ASU will have on the Company’s consolidated financial statements when it is adopted in the first quarter of 2023.

On February 6, 2020, the FASB issued ASU 2020-02, Financial Instruments-Credit Losses (Topic 326) and Leases (Topic 842)-Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842). The amendments in this ASU related to Leases (Topic 842) did not have any impact on the Company. The amendments in this ASU related to Topic 326 adds additional guidance related to the SEC’s expectations for the documentation of the measurement, review process, and the systematic methodology used by entities to determine the current credit losses under FASB ASC Topic 326. Management is currently in the process of reviewing how the Company’s credit loss calculation and review processes will be impacted by the additional guidance of this ASU when ASC Topic 326 is adopted in the first quarter of 2023.

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

Level 3 – Valuation is generated from model-based techniques that use significant assumptions not observable in the market and are used only to the extent that observable inputs are not available. These unobservable assumptions reflect the Company’s own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

The following table summarizes the assets of the Company for which fair values are determined on a recurring basis as of March 31, 2020 and December 31, 2019.

	Carrying value at March 31, 2020

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale	$100,939	0	100,939	0
Equity securities	110	0	110	0
Mortgage loan commitments	522	0	522	0
Total	$101,571	0	101,571	0

	Carrying value at December 31, 2019

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale	$107,592	0	107,592	0
Equity securities	167	0	167	0
Mortgage loan commitments	14	0	14	0
Total	$107,773	0	107,773	0

There were no transfers between Levels 1, 2, or 3 during the three months ended March 31, 2020.

The Company may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of the lower-of-cost-or-market accounting or write-downs of individual assets. The following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at March 31, 2020 and December 31, 2019.

	Carrying value at March 31, 2020
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Three months ended March 31, 2020 Total gains
Loans held for sale	$4,884	0	4,884	0	64
Mortgage servicing rights, net	2,206	0	2,206	0	0
Impaired loans(1)	2,990	0	2,990	0	29
Real estate, net(2)	683	0	683	0	0
Total	$10,763	0	10,763	0	93

	Carrying value at December 31, 2019
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Year ended December 31, 2019 Total losses
Loans held for sale	$3,606	0	3,606	0	(40)
Mortgage servicing rights, net	2,172	0	2,172	0	0
Impaired loans(1)	3,126	0	3,126	0	(28)
Real estate, net(2)	580	0	580	0	0
Total	$9,484	0	9,484	0	(68)

(1) Represents carrying value and related write-downs of loans for which adjustments are based on the appraised value of the collateral. The carrying value of loans fully charged-off is zero.

(2) Represents the fair value and related losses of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

(5) Fair Value of Financial Instruments

ASC 825, Disclosures about Fair Values of Financial Instruments requires interim reporting period disclosure about the fair value of financial instruments, including assets, liabilities and off-balance sheet items for which it is practicable to estimate fair value. The fair value estimates are made as of March 31, 2020 and December 31, 2019 based upon relevant market information, if available, and upon the characteristics of the financial instruments themselves. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based upon judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors.

The estimated fair value of the Company’s financial instruments as of March 31, 2020 and December 31, 2019 are shown below.

	March 31, 2020						December 31, 2019
			Fair value hierarchy					Fair value hierarchy
(Dollars in thousands)	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3	Contract amount	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3	Contract amount
Financial assets:
Cash and cash equivalents	$35,744	35,744	35,744				44,399	44,399	44,399
Securities available for sale	100,939	100,939		100,939			107,592	107,592		107,592
Equity securities	110	110		110			167	167		167
Loans held for sale	4,884	4,884		4,884			3,606	3,606		3,606
Loans receivable, net	617,645	631,431		631,431			596,392	600,863		600,863
Federal Home Loan Bank stock	932	932		932			854	854		854
Accrued interest receivable	2,236	2,236		2,236			2,251	2,251		2,251
Financial liabilities:
Deposits	677,519	678,952		678,952			673,870	673,945		673,945
Accrued interest payable	344	344		344			420	420		420
Off-balance sheet finacial instruments:
Commitments to extend credit	522	522				210,676	14	14				178,804
Commitments to sell loans	(81)	(81)				66,668	(16)	(16)				10,098

Cash and Cash Equivalents

The carrying amount of cash and cash equivalents approximates their fair value.

Securities Available for Sale

The fair values of securities were based upon quoted market prices for identical or similar instruments in active markets.

Equity Securities

The fair values of equity securities were based upon quoted market prices.

Loans Held for Sale

The fair values of loans held for sale were based upon quoted market prices for loans with similar interest rates and terms to maturity.

Loans Receivable, net

The fair value of the loan portfolio, with the exception of the adjustable rate portfolio, was calculated by discounting the scheduled cash flows through the estimated maturity using anticipated prepayment speeds and using discount rates that reflect the credit and interest rate risk inherent in each loan portfolio. The fair value of the adjustable loan portfolio was estimated by grouping the loans with similar characteristics and comparing the characteristics of each group to the prices quoted for similar types of loans in the secondary market. The fair value disclosures for both the fixed and adjustable rate portfolios reflect the exit price amount anticipated to be received from the sale of the portfolio in an open market transaction.

Federal Home Loan Bank Stock

The carrying amount of Federal Home Loan Bank (FHLB) stock approximates its fair value.

Accrued Interest Receivable

The carrying amount of accrued interest receivable approximates its fair value since it is short-term in nature and does not present unanticipated credit concerns.

Deposits

The fair value of demand deposits, savings accounts and certain money market account deposits is the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities. The fair value disclosures for all of the deposits reflect the exit price amount anticipated to be received from the sale of the deposits in an open market transaction.

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

(6) Other Comprehensive Income

Other comprehensive income is defined as the change in equity during a period from transactions and other events from nonowner sources. Comprehensive income is the total of net income and other comprehensive income, which for the Company is comprised of unrealized gains on securities available for sale. The components of other comprehensive income and the related tax effects were as follows:

	For the period ended March 31,
(Dollars in thousands)	2020			2019
Securities available for sale:	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Net unrealized gains arising during the period	$1,770	495	1,275	671	187	484
Other comprehensive income	$1,770	495	1,275	671	187	484

(7) Securities Available For Sale

The following table shows the gross unrealized losses and fair values for the securities available for sale portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2020 and December 31, 2019.

	Less Than Twelve Months			Twelve Months or More			Total
(Dollars in thousands)	# of Investments	Fair Value	Unrealized Losses	# of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

March 31, 2020
Other marketable securities:
Corporate preferred stock	0	$0	0	1	$525	(175)	$525	(175)
Total temporarily impaired securities	0	$0	0	1	$525	(175)	$525	(175)

	Less Than Twelve Months			Twelve Months or More			Total
(Dollars in thousands)	# of Investments	Fair Value	Unrealized Losses	# of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

December 31, 2019
Mortgage backed securities:
FNMA	4	$12,143	(65)	0	$0	0	$12,143	(65)
Other marketable securities:
U.S. Government agency obligations	0	0	0	4	19,972	(21)	19,972	(21)
Corporate preferred stock	0	0	0	1	665	(35)	665	(35)
Total temporarily impaired securities	4	$12,143	(65)	5	$20,637	(56)	$32,780	(121)

The Company reviews its investment portfolio on a quarterly basis for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the market liquidity for the investment, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer, and the Company’s intent and ability to hold the investment for a period of time sufficient to recover the temporary loss. The unrealized losses on impaired securities other than the corporate preferred stock are the result of changes in interest rates. The unrealized losses reported for the corporate preferred stock at March 31, 2020 relates to a single trust preferred security that was issued by the holding company of a small community bank. As of March 31, 2020 all payments were current on the trust preferred security and the issuer’s subsidiary bank was considered to be “well capitalized” based on its most recent regulatory filing. Based on a review of the issuer, it was determined that the trust preferred security was not other-than-temporarily impaired at March 31, 2020 as the Company does not intend to sell and has the intent and ability to hold it for a period of time sufficient to recover the temporary loss. Management believes that the Company will receive all principal and interest payments contractually due on the security and that the decrease in the market value is primarily due to a lack of liquidity in the market for trust preferred securities. Management will continue to monitor the credit risk of the issuer and may be required to recognize other-than-temporary impairment charges on this security in future periods.

A summary of securities available for sale at March 31, 2020 and December 31, 2019 is as follows:

(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
March 31, 2020
Mortgage-backed securities:
Federal National Mortgage Association (FNMA)	$44,499	1,269	0	45,768
Federal Home Loan Mortgage Corporation (FHLMC)	7,499	248	0	7,747
Collateralized mortgage obligations:
FNMA	162	10	0	172
	52,160	1,527	0	53,687
Other marketable securities:
U.S. Government agency obligations	45,080	478	0	45,558
Municipal obligations	1,092	4	0	1,096
Corporate obligations	73	0	0	73
Corporate preferred stock	700	0	(175)	525
	46,945	482	(175)	47,252
	$99,105	2,009	(175)	100,939

(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
December 31, 2019
Mortgage-backed securities:
FNMA	$46,604	47	(65)	46,586
FHLMC	8,004	88	0	8,092
Collateralized mortgage obligations:
FNMA	169	4	0	173
	54,777	139	(65)	54,851
Other marketable securities:
U.S. Government agency obligations	49,974	39	(21)	49,992
Municipal obligations	1,969	7	0	1,976
Corporate obligations	108	0	0	108
Corporate preferred stock	700	0	(35)	665
	52,751	46	(56)	52,741
	$107,528	185	(121)	107,592

The following table indicates amortized cost and estimated fair value of securities available for sale at March 31, 2020 based upon contractual maturity adjusted for scheduled repayments of principal and projected prepayments of principal based upon current economic conditions and interest rates.

(Dollars in thousands)	Amortized Cost	Fair Value
Due less than one year	$46,906	47,594
Due after one year through five years	37,624	38,539
Due after five years through ten years	13,469	13,863
Due after ten years	1,106	943
Total	$99,105	100,939

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

(8) Loans Receivable, Net

A summary of loans receivable at March 31, 2020 and December 31, 2019 is as follows:

(Dollars in thousands)	March 31, 2020	December 31, 2019
Single family	$125,141	120,064
Commercial real estate:
Real estate rental and leasing	201,847	192,502
Other	161,712	157,693
	363,559	350,195
Consumer	68,080	69,949
Commercial business	69,485	64,227
Total loans	626,265	604,435
Less:
Unamortized discounts	15	15
Net deferred loan costs	(431)	(536)
Allowance for loan losses	9,036	8,564
Total loans receivable, net	$617,645	596,392

(9) Allowance for Loan Losses and Credit Quality Information

The allowance for loan losses is summarized as follows:

(Dollars in thousands)	Single Family	Commercial Real Estate	Consumer	Commercial Business	Total
Balance, December 31, 2019	$857	5,060	1,507	1,140	8,564
Provision for losses	80	479	87	(186)	460
Charge-offs	0	0	(12)	0	(12)
Recoveries	0	0	1	23	24
Balance, March 31, 2020	$937	5,539	1,583	977	9,036

Balance, December 31, 2018	$833	4,869	1,622	1,362	8,686
Provision for losses	100	13	3	(89)	27
Charge-offs	0	0	(39)	(43)	(82)
Recoveries	0	10	2	30	42
Balance, March 31, 2019	$933	4,892	1,588	1,260	8,673

Allocated to:
Specific reserves	$62	451	119	93	725
General reserves	795	4,609	1,388	1,047	7,839
Balance, December 31, 2019	$857	5,060	1,507	1,140	8,564

Allocated to:
Specific reserves	$46	443	120	38	647
General reserves	891	5,096	1,463	939	8,389
Balance, March 31, 2020	$937	5,539	1,583	977	9,036

Loans receivable at December 31, 2019:
Individually reviewed for impairment	$974	1,166	976	735	3,851
Collectively reviewed for impairment	119,090	349,029	68,973	63,492	600,584
Ending balance	$120,064	350,195	69,949	64,227	604,435

Loans receivable at March 31, 2020:
Individually reviewed for impairment	$1,003	1,703	802	131	3,639
Collectively reviewed for impairment	124,138	361,856	67,278	69,354	622,626
Ending balance	$125,141	363,559	68,080	69,485	626,265

The following table summarizes the amount of classified and unclassified loans at March 31, 2020 and December 31, 2019:

	March 31, 2020
	Classified					Unclassified
(Dollars in thousands)	Special Mention	Substandard	Doubtful	Loss	Total	Total	Total Loans
Single family	$1,371	1,728	34	0	3,133	122,008	125,141
Commercial real estate:
Real estate rental and leasing	5,197	9,034	0	0	14,231	187,616	201,847
Other	6,399	5,473	0	0	11,872	149,840	161,712
Consumer	0	667	74	61	802	67,278	68,080
Commercial business	6,553	1,758	0	0	8,311	61,174	69,485
	$19,520	18,660	108	61	38,349	587,916	626,265

	December 31, 2019
	Classified					Unclassified
(Dollars in thousands)	Special Mention	Substandard	Doubtful	Loss	Total	Total	Total Loans
Single family	$1,118	1,765	35	0	2,918	117,146	120,064
Commercial real estate:
Real estate rental and leasing	3,489	9,114	0	0	12,603	179,899	192,502
Other	4,451	5,253	0	0	9,704	147,989	157,693
Consumer	0	842	69	65	976	68,973	69,949
Commercial business	5,710	2,516	0	0	8,226	56,001	64,227
	$14,768	19,490	104	65	34,427	570,008	604,435

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

The aging of past due loans at March 31, 2020 and December 31, 2019 are summarized as follows:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
March 31, 2020
Single family	$1,124	206	91	1,421	123,720	125,141	0
Commercial real estate:
Real estate rental and leasing	0	0	0	0	201,847	201,847	0
Other	0	96	265	361	161,351	161,712	0
Consumer	294	80	107	481	67,599	68,080	0
Commercial business	11	11	0	22	69,463	69,485	0
	$1,429	393	463	2,285	623,980	626,265	0
December 31, 2019
Single family	$786	77	59	922	119,142	120,064	0
Commercial real estate:
Real estate rental and leasing	0	0	0	0	192,502	192,502	0
Other	0	0	0	0	157,693	157,693	0
Consumer	527	31	206	764	69,185	69,949	0
Commercial business	147	13	550	710	63,517	64,227	0
	$1,460	121	815	2,396	602,039	604,435	0

Impaired loans include loans that are non-performing (non-accruing) and loans that have been modified in a troubled debt restructuring (TDR). The following table summarizes impaired loans and related allowances as of March 31, 2020 and December 31, 2019:

	March 31, 2020			December 31, 2019
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans with no related allowance recorded:
Single family	$583	602	0	544	563	0
Commercial real estate:
Other	557	557	0	0	0	0
Consumer	606	606	0	781	781	0

Loans with an allowance recorded:
Single family	420	420	46	430	430	62
Commercial real estate:
Real estate rental and leasing	179	179	6	184	184	16
Other	967	967	437	982	982	435
Consumer	196	196	120	195	195	119
Commercial business	131	683	38	735	1,287	93

Total:
Single family	1,003	1,022	46	974	993	62
Commercial real estate:
Real estate rental and leasing	179	179	6	184	184	16
Other	1,524	1,524	437	982	982	435
Consumer	802	802	120	976	976	119
Commercial business	131	683	38	735	1,287	93
	$3,639	4,210	647	3,851	4,422	725

The following table summarizes the average recorded investment and interest income recognized on impaired loans during the three months ended March 31, 2020 and 2019:

	March 31, 2020		March 31, 2019
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance recorded:
Single family	$564	5	448	4
Commercial real estate:
Other	279	2	25	30
Consumer	694	5	449	2

Loans with an allowance recorded:
Single family	425	6	789	3
Commercial real estate:
Real estate rental and leasing	182	0	200	0
Other	975	20	1,069	0
Consumer	196	2	290	3
Commercial business	433	2	325	1

Total:
Single family	989	11	1,237	7
Commercial real estate:
Real estate rental and leasing	182	0	200	0
Other	1,254	22	1,094	30
Consumer	890	7	739	5
Commercial business	433	2	325	1
	$3,748	42	3,595	43

At March 31, 2020 and December 31, 2019, non-accruing loans totaled $1.9 million and $2.1 million, respectively, for which the related allowance for loan losses was $0.1 million and $0.2, respectively. All of the interest income recognized for non-accruing loans was recognized using the cash basis method of income recognition. Non-accruing loans for which no specific allowance has been recorded, because management determined that the value of the collateral was sufficient to repay the loan, totaled $1.2 million and $0.8 million, at March 31, 2020 and December 31, 2019, respectively. Non-accrual loans also include certain loans that have had terms modified in a TDR.

The non-accrual loans at March 31, 2020 and December 31, 2019 are summarized as follows:

(Dollars in thousands)	March 31, 2020	December 31, 2019

Single family	$647	$617
Commercial real estate:
Real estate rental and leasing	179	184
Other	557	0
Consumer	491	659
Commercial business	40	621
	$1,914	$2,081

At March 31, 2020 and December 31, 2019, there were loans included in loans receivable, net, with terms that had been modified in a TDR totaling $2.7 million and $2.5 million, respectively. Of the loans that were restructured in the first quarter of 2020, none were classified but performing, and $0.4 million were non-performing at March 31, 2020. Loans that were restructured in the first quarter of 2019 were not material.

The following table summarizes TDRs at March 31, 2020 and December 31, 2019:

	March 31, 2020			December, 31, 2019

(Dollars in thousands)	Accruing	Non-Accrual	Total	Accruing	Non-Accrual	Total
Single family	$357	271	628	357	266	623
Commercial real estate	966	292	1,258	983	0	983
Consumer	311	420	731	316	429	745
Commercial business	91	0	91	114	0	114
	$1,725	983	2,708	1,770	695	2,465

As of March 31, 2020, the Bank had commitments to lend an additional $1.0 million to a borrower who has TDR and non-accrual loans. These additional funds are for the construction of single family homes with a maximum loan-to-value ratio of 75%. These loans are secured by the homes under construction. At December 31, 2019, there were commitments to lend additional funds of $0.8 million to this same borrower.

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

When a loan is modified in a TDR, there may be a direct, material impact on the loans within the consolidated balance sheets, as principal balances may be partially forgiven. The financial effects of TDRs are presented in the following table and represent the difference between the outstanding recorded balance pre-modification and post-modification, for the three months ended March 31, 2020 and March 31, 2019.

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Single family	1	$94	101	1	$21	24
Commercial real estate:
Other	2	293	293	0	0	0
Consumer	0	0	0	2	26	26
Total	3	$387	394	3	$47	50

There were no loans that were restructured within the twelve months preceding March 31, 2020 and March 31, 2019 that defaulted during the three months ended March 31, 2020 and March 31, 2019.

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

TDRs are reviewed for impairment following the same methodology as other impaired loans. For loans that are collateral-dependent, the value of the collateral is reviewed and additional reserves may be added as needed. Loans that are not collateral-dependent may have additional reserves established if deemed necessary. The reserves for TDRs were $0.6 million, or 6.8%, of the total $9.0 million in loan loss reserves at March 31, 2020 and $0.6 million, or 7.2%, of the total $8.6 million in loan loss reserves at December 31, 2019.

In the first quarter of 2020 the Company deferred loan payments up to six months for some borrowers that were negatively impacted by COVID-19. In accordance with the regulatory guidance in the Interagency Statement on Loan Modification and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus that was issued on April 7, 2020, these deferred amounts were not included in the TDR information noted above. Furthermore, the risk ratings on these loans were not changed and the loans continue to accrue interest based on the applicable guidance. Management will continue to monitor the performance and condition of these loans and make any necessary changes to their classification that may be required based on future regulatory guidance. At March 31, 2020, the Bank had deferred loan payments to customers in the following industries and collateral types:

(Dollars in thousands)	Balance March 31, 2020
Commercial loans by industry:
Hotels	$48,410
Theaters	9,619
Restaurant/Bar	3,974
Retail/Office	4,623
Other	9,138
Total commercial loans	75,764

Consumer loans by collateral type:
Single family	2,575
Other consumer	300
Total consumer loans	2,875
Total deferred loans	$78,639

(10) Intangible Assets

The Company’s intangible assets consist of core deposit intangibles, goodwill, and mortgage servicing rights. A summary of mortgage servicing activity is as follows:

(Dollars in thousands)	Three Months ended March 31, 2020	Twelve Months ended December 31, 2019	Three Months ended March 31, 2019
Balance, beginning of period	$2,172	1,855	1,855
Originations	262	1,097	116
Amortization	(228)	(780)	(140)
Balance, end of period	$2,206	2,172	1,831
Fair value of mortgage servicing rights	$2,745	3,390	3,702

All of the loans sold where the Company continues to service the loans are serviced for FNMA under the individual loan sale program. The following is a summary of the risk characteristics of the loans being serviced for FNMA at March 31, 2020:

		Weighted	Weighted
	Loan	Average	Average
	Principal	Interest	Remaining	Number
(Dollars in thousands)	Balance	Rate	Term (months)	of Loans
Original term 30 year fixed rate	$335,718	4.06%	308	2,457
Original term 15 year fixed rate	96,149	3.20	132	955
Adjustable rate	40	4.63	254	2

The gross carrying amount of intangible assets and the associated accumulated amortization at March 31, 2020 and December 31, 2019 is presented in the following table. Amortization expense for intangible assets was $0.3 million and $0.2 million for the three month periods ended March 31, 2020 and December 31, 2019, respectively.

	March 31, 2020
	Gross		Unamortized
	Carrying	Accumulated	Intangible
(Dollars in thousands)	Amount	Amortization	Assets
Mortgage servicing rights	$5,032	(2,826)	2,206
Core deposit intangible	574	(443)	131
Goodwill	802	0	802
Total	$6,408	(3,269)	3,139

	December 31, 2019
	Gross		Unamortized
	Carrying	Accumulated	Intangible
(Dollars in thousands)	Amount	Amortization	Assets
Mortgage servicing rights	$4,968	(2,796)	2,172
Core deposit intangible	574	(418)	156
Goodwill	802	0	802
Total	$6,344	(3,214)	3,130

The following table indicates the estimated future amortization expense for intangible assets:

(Dollars in thousands)	Mortgage Servicing Rights	Core Deposit Intangible	Total Intangible Assets
Year ending December 31,
2020	$390	74	464
2021	477	47	524
2022	424	10	434
2023	356	0	356
2024	278	0	278
Thereafter	281	0	281
Total	$2,206	131	2,337

No amortization expense relating to goodwill is recorded as GAAP does not allow goodwill to be amortized, but does require that goodwill be tested for impairment at least annually, or sooner, if there are indications that impairment may exist. The Company’s stock was trading at a price below its book value at March 31, 2020 and therefore, goodwill was analyzed for impairment. Based on the analysis, it was determined that goodwill was not permanently impaired and no write down was required at March 31, 2020.

Projections of amortization are based on existing asset balances and the existing interest rate environment as of March 31, 2020. The Company’s actual experience may be significantly different depending upon changes in mortgage interest rates and other market conditions.

(11) Leases

On January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842) and a $4.5 million right-of-use asset and an offsetting lease payment obligation liability were recorded on the consolidated balance sheet in other assets and other liabilities, respectively.

Operating lease right-of-use assets represent the Company’s right to use an underlying asset during the lease term and operating lease liabilities represent its obligation to make lease payments arising from the lease. Right-of-use assets and operating lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents the Company’s incremental borrowing rate at the lease commencement date. Because the Company only has operating leases and the right-of-use asset is offset by a lease payment obligation liability, the lease payments are the only amount that is recorded in occupancy expense in the consolidated statements of comprehensive income.

The Company’s leases relate to office space and bank branches with remaining lease terms between three and seven years. Certain leases contain extension options which typically range from three to ten years. Because these extension options are not considered reasonably certain of exercise, they are not included in the lease term. As of March 31, 2020, right-of-use assets and operating lease liabilities were $3.8 million. The operating lease cost for both the three month periods ended March 31, 2020 and March 31, 2019 was $0.2 million.

The table below summarizes other information related to the Company’s operating leases:

(Dollars in thousands)	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$222	225
Weighted-average remaining lease term – operating leases, in years	4.5	5.4
Weighted-average discount rate – operating leases	2.19%	2.60%

The table below summarizes the maturity of remaining lease liabilities at March 31, 2020:

(Dollars in thousands)	March 31, 2020
2020	$665
2021	897
2022	932
2023	807
2024	729
2025 and thereafter	15
Total lease payments	4,045
Less: Interest	(199)
Present value of lease liabilities	$3,846

(12) Earnings per Common Share

The following table reconciles the weighted average shares outstanding and the earnings available to common shareholders used for basic and diluted earnings per common share:

	Three months ended
	March 31,	March 31,
(Dollars in thousands, except per share data)	2020	2019
Weighted average number of common shares outstanding used in basic earnings per common share calculation	4,625,908	4,598,234
Net dilutive effect of:
Restricted stock awards and options	27,718	28,503
Weighted average number of shares outstanding adjusted for effect of dilutive securities	4,653,626	4,626,737
Income available to common shareholders	$1,385	1,620
Basic earnings per common share	$0.30	0.35
Diluted earnings per common share	$0.30	0.35

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

The Board of Governors of the Federal Reserve System amended its Policy Statement, to exempt small bank holding companies with assets less than $3 billion from the above capital requirements. The Policy Statement was also expanded to include savings and loan holding companies that meet the Policy Statement’s qualitative requirements for exemption. The Company currently meets the qualitative exemption requirements, and therefore, is exempt from the above capital requirements.

Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table and defined in the regulation) of Common Equity Tier 1 capital to risk weighted assets, Tier 1 capital to adjusted total assets, Tier 1 capital to risk weighted assets, and total capital to risk weighted assets.

The Bank’s average total assets for the first quarter of 2020 were $776.7 million, its adjusted total assets were $775.8 million, and its risk-weighted assets were $643.7 million. The following table presents the Bank’s capital amounts and ratios at March 31, 2020 for actual capital, required capital and excess capital, including ratios in order to qualify as being well capitalized under the prompt corrective actions regulations.

	Actual		Required to be Adequately Capitalized		Excess Capital		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Percent of Assets(1)	Amount	Percent of Assets(1)	Amount	Percent of Assets(1)	Amount	Percent of Assets(1)
March 31, 2020
Common equity Tier 1 capital	$85,074	13.22%	$28,967	4.50%	$56,107	8.72%	$41,841	6.50%
Tier 1 leverage	85,074	10.97	31,033	4.00	54,041	6.97	38,791	5.00
Tier 1 risk-based capital	85,074	13.22	38,623	6.00	46,451	7.22	51,497	8.00
Total risk-based capital	93,132	14.47	51,497	8.00	41,635	6.47	64,371	10.00

(1) Based upon the Bank’s adjusted total assets for the purpose of the Tier 1 leverage capital ratio and risk-weighted assets for the purpose of the risk-based capital ratios.

The Bank must maintain a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. On January 1, 2019, the capital conservation buffer amount increased to 2.50% and is fully phased in. Management believes that, as of March 31, 2020, the Bank’s capital ratios were in excess of those quantitative capital ratio standards set forth under the current prompt corrective action regulations, including the capital conservation buffer described above. However, there can be no assurance that the Bank will continue to maintain such status in the future. The Office of the Comptroller of the Currency (OCC) has extensive discretion in its supervisory and enforcement activities, and can adjust the requirement to be “well-capitalized” in the future.

(14) Stockholders’ Equity

The Company may repurchase up to $6 million of its common stock under the existing share repurchase program. The Company did not pay any dividends on its common stock but did repurchase 20,000 shares of its common stock in the open market for $0.4 million under the share repurchase program during the first quarter of 2020. Due to the current economic environment and the COVID-19 pandemic, the Company has suspended its stock repurchase program and no additional repurchases are anticipated in the second quarter of 2020.

(15) Commitments and Contingencies

The Bank issues standby letters of credit which guarantee the performance of customers to third parties. The standby letters of credit issued and available at March 31, 2020 were approximately $2.3 million, expire over the next 29 months, and are collateralized primarily with commercial real estate mortgages. Since the conditions under which the Bank is required to fund the standby letters of credit may not materialize, the cash requirements are expected to be less than the total outstanding commitments.

From time to time, the Company is party to legal proceedings arising out of its lending and deposit operations. The Company is, and expects to become, engaged in foreclosure proceedings, collection actions, and other litigation as part of its normal banking activities. Among the various current litigation matters, the Company is involved in a bankruptcy litigation claim where the bankruptcy trustee is attempting to recover $3.8 million related to the principal and interest payments made to the Bank prior to the bankruptcy filing of a former customer of the Bank.

The Company examines each legal matter, and, in those situations where it determines that a particular legal matter presents loss contingencies that are both probable and reasonably estimable, establishes an appropriate accrual. In many situations, the Company is not able to estimate reasonably possible losses due to the preliminary nature of the legal matter, as well as a variety of other factors and uncertainties. For those legal matters where the Company is able to estimate a range of reasonably possible losses, management currently estimates that the aggregate range of losses from all of our outstanding litigation is from $0 to $1.0 million in excess of the amounts accrued, if any. This estimated aggregate range is based on an assessment of the information currently available to the Company and the actual aggregate losses could be higher. However, the Company does not believe these losses are probable to occur at this time. The Company reassesses all of its potential loss positions based on the available information each quarter and the estimated range of reasonably possible losses may change in the future. The Company typically vigorously pursues all available defenses related to litigation but may consider other alternatives, including settlement, in situations where there is an opportunity to resolve a legal matter on terms that are considered to be favorable to the Company when considering the continued expense and distraction of defending against any particular legal action.

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

(Dollars in thousands)	Home Federal Savings Bank	Other	Eliminations	Consolidated Total
At or for the quarter ended March 31, 2020:
Interest income - external customers	$7,844	0	0	7,844
Non-interest income - external customers	2,471	0	0	2,471
Intersegment interest income	0	15	(15)	0
Intersegment non-interest income	59	1,524	(1,583)	0
Interest expense	907	0	(15)	892
Provision for loan losses	460	0	0	460
Non-interest expense	6,874	186	(59)	7,001
Income tax expense (benefit)	609	(32)	0	577
Net income	1,524	1,385	(1,524)	1,385
Total assets	783,615	95,197	(94,612)	784,200
At or for the quarter ended March 31, 2019:
Interest income - external customers	$7,732	0	0	7,732
Non-interest income - external customers	1,691	0	0	1,691
Intersegment non-interest income	59	1,762	(1,821)	0
Interest expense	690	0	0	690
Provision for loan losses	27	0	0	27
Non-interest expense	6,332	173	(59)	6,446
Income tax expense (benefit)	671	(31)	0	640
Net income	1,762	1,620	(1,762)	1,620
Total assets	721,736	85,546	(84,537)	722,745

Item 2:	HMN FINANCIAL, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Information

Safe Harbor Statement

This Quarterly Report on Form 10-Q and other reports filed by the Company with the SEC may contain forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are often identified by such forward-looking terminology as “expect,” “intend,” “look,” “believe,” “anticipate,” “estimate,” “project,” “seek,” “may,” “will,” “would,” “could,” “should,” “trend,” “target,” and “goal” or similar statements or variations of such terms and include, but are not limited to, those relating to growing the Company’s core deposit relationships and loan balances, enhancing the financial performance of its core banking operations, maintaining credit quality, maintaining net interest margins, reducing non-performing assets, and generating improved financial results; the adequacy and amount of available liquidity and capital resources to the Bank; the Company’s liquidity and capital requirements; its expectations for core capital and its strategies and potential strategies for maintenance thereof; improvements in loan production; changes in the size of the Bank’s loan portfolio; the anticipated impact of the COVID-19 pandemic on the general economy, its clients, and the allowance for loan losses; the anticipated benefits that will be realized by its clients from government assistance programs related to the COVID-19 pandemic and its expectations with respect to processing loan applications under the Paycheck Protection Program; the Company’s expectations relating to repurchases of its common stock during the COVID-19 pandemic; the amount of the Bank’s non-performing assets and the appropriateness of the allowance therefor; anticipated future levels of the provision for loan losses; future losses on non-performing assets; the amount and composition of interest-earning assets; the amount of yield enhancements relating to non-accruing and purchased loans; the amount and composition of non-interest and interest-bearing liabilities; the need for and availability of alternate funding sources; the payment of dividends by HMN; the future outlook for the Company; the amount of deposits that will be withdrawn from checking and money market accounts and how the withdrawn deposits will be replaced; the projected changes in net interest income based on rate shocks; the range that interest rates may fluctuate over the next twelve months; the net market risk of interest rate shocks; the future outlook for the issuer of the trust preferred securities held by the Bank; the anticipated results of litigation and its assessment of the impact on its financial statements; the ability of the Bank to pay dividends to HMN; the ability to remain well capitalized; the impact of new accounting pronouncements; and compliance by the Bank with regulatory standards generally (including the Bank’s status as “well-capitalized”) and other supervisory directives or requirements to which the Company or the Bank are or may become expressly subject, specifically, and possible responses of the OCC, Board of Governors of the Federal Reserve System, the Bank, and the Company to any failure to comply with any such regulatory standard, directive or requirement.

A number of factors, many of which are, and will be amplified by the COVID-19 pandemic, could cause actual results to differ materially from the Company’s assumptions and expectations. These include but are not limited to the adequacy and marketability of real estate and other collateral securing loans to borrowers; federal and state regulation and enforcement; possible legislative and regulatory changes, including changes to regulatory capital rules; the ability of the Bank to comply with other applicable regulatory capital requirements; enforcement activity of the OCC and Federal Reserve Bank (FRB) in the event of non-compliance with any applicable regulatory standard or requirement; adverse economic, business and competitive developments such as continued shrinking interest margins, reduced collateral values, deposit outflows, changes in credit or other risks posed by the Company’s loan and investment portfolios; changes in costs associated with traditional and alternate funding sources, including changes in collateral advance rates and policies of the FHLB and the FRB; technological, computer-related or operational difficulties including those from any third party cyberattack; results of litigation; reduced demand for financial services and loan products; changes in accounting policies and guidelines, or monetary and fiscal policies of the federal government or tax laws; domestic and international economic developments; the Company’s access to and adverse changes in securities markets; the market for credit related assets; the future operating results, financial condition, cash flow requirements and capital spending priorities of the Company and the Bank; the availability of internal and, as required, external sources of funding; the Company’s ability to attract and retain employees; or other significant uncertainties. Additional factors that may cause actual results to differ from the Company’s assumptions and expectations include those set forth in the Company’s most recent Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q. All forward-looking statements are qualified by, and should be considered in conjunction with, such cautionary statements. For additional discussion of the risks and uncertainties applicable to the Company, see the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and in this Quarterly Report on Form 10-Q. All statements in this Quarterly Report on Form 10-Q, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q.

General

HMN is the stock savings bank holding company for the Bank, which operates community banking and loan production offices in Minnesota, Iowa, and Wisconsin. The earnings of the Company are primarily dependent on the Bank's net interest income, which is the difference between interest earned on loans and investments, and the interest paid on interest-bearing liabilities such as deposits and other borrowings. The difference between the average rate of interest earned on assets and the average rate paid on liabilities is the "interest rate spread". Net interest income is produced when interest-earning assets equal or exceed interest-bearing liabilities and there is a positive interest rate spread. Net interest income and net interest rate spread are affected by changes in interest rates, the volume and composition of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. The Company's net earnings are also affected by the generation of non-interest income, which consists primarily of gains from the sale of loans and real estate owned, fees for servicing loans, commissions on the sale of uninsured investment products, and service charges on deposit accounts. The Bank incurs expenses in addition to interest expense in the form of compensation and benefits, occupancy and equipment expenses, provisions for loan losses, data processing costs, professional services, deposit insurance, amortization expense on mortgage servicing assets, advertising expenses, and income taxes. The earnings of financial institutions, such as the Bank, are also significantly affected by prevailing economic and competitive conditions, particularly changes in interest rates, government monetary and fiscal policies, and regulations of various regulatory authorities. Lending activities are influenced by the demand for and supply of business credit, single family and commercial properties, competition among lenders, the level of interest rates and the availability of funds. Deposit flows and costs of deposits are influenced by prevailing market rates of interest on competing investments, account maturities and the levels of personal income and savings.

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

Allowance for Loan Losses and Related Provision

The allowance for loan losses is based on periodic analysis of the loan portfolio and is maintained at an amount considered to be appropriate by management to provide for probable losses inherent in the loan portfolio as of the balance sheet dates. In this analysis, management considers factors including, but not limited to, specific occurrences of loan impairment, actual and anticipated changes in the size of the portfolios, national and regional economic conditions such as unemployment data, loan delinquencies, local economic conditions, demand for single family homes, demand for commercial real estate and building lots, loan portfolio composition, historical loss experience and observations made by the Company's ongoing internal audit and regulatory exam processes. Loans are charged off to the extent they are deemed to be uncollectible. The Company has established separate processes to determine the appropriateness of the loan loss allowance for its homogeneous and non-homogeneous loan portfolios. The determination of the allowance on the homogeneous single family and consumer loan portfolios is calculated on a pooled basis with individual determination of the allowance for all non-performing loans. The determination of the allowance for the non-homogeneous commercial, commercial real estate and multi-family loan portfolios involves assigning standardized risk ratings and loss factors that are periodically reviewed. The loss factors are estimated based on the Company's own loss experience and are assigned to all loans without identified credit weaknesses. For each non-performing loan, the Company also performs an individual analysis of impairment that is based on the expected cash flows or the value of the assets collateralizing the loans and establishes any necessary reserves or charges off all loans, or portions thereof, that are deemed uncollectible.

The appropriateness of the allowance for loan losses is dependent upon management’s estimates of variables affecting valuation, appraisals of collateral, evaluations of performance and status, and the amounts and timing of future cash flows expected to be received on impaired loans. Such estimates, appraisals, evaluations and cash flows may be subject to adjustments due to changing economic prospects of borrowers or properties. The fair market value of collateral dependent loans is typically based on the appraised value of the property less estimated selling costs. The estimates are reviewed periodically and any adjustments are recorded in the provision for loan losses in the periods in which the adjustments become known. Because of the size of some loans, changes in estimates can have a significant impact on the loan loss provision. The allowance is allocated to individual loan categories based upon the relative risk characteristics of the loan portfolios and the actual loss experience. The Company increases its allowance for loan losses by charging the provision for loan losses against income and by receiving recoveries of previously charged off loans. The Company decreases its allowance by crediting the provision for loan losses and recording loan charge offs. The current year activity in the allowance resulted in a credit to the loan loss provision. The methodology for establishing the allowance for loan losses takes into consideration probable losses that have been identified in connection with specific loans as well as losses in the loan portfolio that have not been specifically identified. Although management believes that based on current conditions the allowance for loan losses is maintained at an appropriate amount to provide for probable loan losses inherent in the portfolio as of the balance sheet dates, future conditions may differ substantially from those anticipated in determining the allowance for loan losses and adjustments may be required in the future.

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

The Company maintains significant net deferred tax assets for deductible temporary differences, the largest of which relates to the allowance for loan losses. For tax purposes only the net charge-offs are deductible while the entire provision for loan losses is used to determine book income. A deferred tax asset is created because of the timing difference of when the expense is recognized for book and tax purposes. Under GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that the deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon management’s judgment and evaluation of both positive and negative evidence, including the forecasts of future income, tax planning strategies, and assessments of the current and future economic and business conditions. The positive evidence considered includes the Company’s cumulative net income in the prior three year period, the ability to implement tax planning strategies to accelerate taxable income recognition, and the probability that taxable income will be generated in future periods. The Company could not currently identify any negative evidence. It is possible that future conditions may differ substantially from those anticipated in determining that no valuation allowance was required on deferred tax assets and adjustments may be required in the future.

Determining the ultimate settlement of any tax position requires significant estimates and judgments in arriving at the amount of tax benefits to be recognized in the financial statements. It is possible that the tax benefits realized upon the ultimate resolution of a tax position may result in tax benefits that are significantly different from those estimated.

Litigation
Estimates related to litigation are inherently subjective and the ultimate resolution of any litigation may be different than current management estimates. See “Note 15 Commitments and Contingencies” for further information.

COVID-19 Pandemic

The spread of COVID-19 has slowed the economic activity in many countries, including the United States, in the first quarter of 2020. Millions of Americans have been ordered to stay home, including those residing in the states of Minnesota, Iowa, and Wisconsin, and many businesses have been ordered closed in order to reduce the spread of COVID-19. These orders have severely reduced the flow of commerce which has reduced, or entirely eliminated, the revenue streams for many small businesses. This reduction in income has forced many small businesses to close temporarily or furlough employees. The Company has also been impacted by the disruption in economic activity that has occurred. The Bank has implemented the following measures in response to COVID-19:

●

The Bank temporarily closed the lobbies in all of its locations and has been conducting business through the drive ups at the branches that have them. Branches without drive up facilities in communities where it has other alternatives for clients have been temporarily closed in order to meet the social distancing guidelines recommended by health officials. The Bank continues to encourage its customers to conduct business through its on-line loan and deposit account services as well as the ATM and night drop facilities that are available at its branches.

●

The Bank’s Minnesota and Wisconsin market areas are under a stay-at-home order. Therefore, all bank employees who are able to perform their duties remotely have been working from their homes. Branch employees who cannot complete their job responsibilities remotely have been divided into two groups with each group working alternate weeks. The Bank has continued to maintain the employment of all branch personnel and has committed to this arrangement through at least May 8, 2020.

●

The Bank’s regulators issued the Interagency Statement on Loan Modification and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus on April 7, 2020. In accordance with the regulatory guidance, the Bank offered loan payment accommodations to certain customers by deferring the loan payments for up to six months on their outstanding loans with the Bank. At March 31, 2020, the Bank had deferred payments on loans to existing customers in the amount of $78.6 million. See additional information on deferred loan payments in Note 9 – Allowance for Loan Losses and Credit Quality Information. The Company continues to receive additional requests for loan payment accommodations subsequent to March 31, 2020. As of April 17, 2020, the total loans to existing customers with deferred payments had increased to $115.2 million, an increase of $36.6 million from the March 31, 2020 balance.

●

The Bank actively participated in helping businesses that were negatively impacted by COVID-19 and that applied for forgivable loans under the Paycheck Protection Program (PPP) in connection with the Coronavirus Aid, Relief, and Economic Security Act (CARES Act). The CARES Act, which was signed into law on March 27, 2020, allocated $349 billion in funding to help small businesses that were negatively impacted by the COVID-19 pandemic. As of April 16, 2020, when the funds from the first round of the PPP had been exhausted, the Bank had processed 347 loans totaling $52.6 million under the program. Origination fees associated with these loans totaled $2.0 million and will be recognized into income over the lives of the related loans. The Bank was able to obtain SBA approval on 98% of the applications that it received from customers seeking assistance under the first round of funding of the PPP. It is anticipated that those applications that were not received in time to obtain SBA approval during the first round of the program will be submitted to the SBA for approval as soon as practical after loans are allowed to be submitted under the second round of the program.

The extent of the impact of COVID-19 on the Company is difficult to determine as it is not clear how long the stay- at-home orders will be in place, when, or if, a vaccine for COVID-19 will be developed, when, or if, businesses will re-hire those workers displaced by the pandemic, or what the long-term implications will be on customer behaviors as a result of the pandemic, among other factors. Up to this point, the Company has not seen a negative impact on its deposit relationships as many of its clients have been able to conduct their business with the Bank through the drive ups, ATMs, night drop, on-line banking website, or by using its mobile banking app. The impact on the Bank’s loan portfolio is also unclear for many of the same reasons. The Bank is encouraged by the number of existing clients that obtained PPP loans, however, the ultimate impact of the pandemic on its loan portfolio is unclear.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2020 COMPARED TO THE QUARTER ENDED MARCH 31, 2019

Net Income

Net income was $1.4 million for the first quarter of 2020, a decrease of $0.2 million compared to net income of $1.6 million for the first quarter of 2019. Diluted earnings per share for the first quarter of 2020 was $0.30, a decrease of $0.05 from diluted earnings per share of $0.35 for the first quarter of 2019. The decrease in net income between the periods was due to a $0.6 million increase in non-interest expenses that was primarily the result of a $0.2 million increase in legal expenses related to a bankruptcy litigation claim and a $0.1 million increase in compensation expense due to normal salary increases and the opening of a new branch location in 2019. Net income also decreased because of the $0.5 million increase in the provision for loan losses between the periods due primarily to changes in the economic environment related to the disruption in business activity as a result of the COVID-19 pandemic. These decreases in net income were partially offset by a $0.7 million increase in the gain on sales of loans between the periods. The increase in the gain on sales of loans was due to the increase in mortgage loan refinance activity in the current period as a result of the lower interest rate environment between the periods.

Net Interest Income

Net interest income was $6.9 million for the first quarter of 2020, a decrease of $0.1 million, or 1.3%, compared to $7.0 million for the first quarter of 2019. Interest income was $7.8 million for the first quarter of 2020, an increase of $0.1 million, or 1.4%, from $7.7 million for the first quarter of 2019. Interest income increased primarily because of the $49.4 million increase in the average interest-earning assets between the periods. The average yield earned on interest-earning assets was 4.24% for the first quarter of 2020, a decrease of 28 basis points from 4.52% for the first quarter of 2019. The decrease in the average yield is primarily related to the decrease in the average prime rate between the periods.

Interest expense was $0.9 million for the first quarter of 2020, an increase of $0.2 million, or 29.3%, compared to $0.7 million for the first quarter of 2019. The average interest rate paid on interest-bearing liabilities and non-interest bearing deposits was 0.53% for the first quarter of 2020, an increase of 8 basis points from 0.45% for the first quarter of 2019. The increase in the interest paid on interest-bearing liabilities was primarily because of the lag in the market’s response in lowering deposit pricing when the federal funds rate decreased in the second half of 2019 and the first quarter of 2020.

Net interest margin (net interest income divided by average interest-earning assets) for the first quarter of 2020 was 3.76%, a decrease of 35 basis points, compared to 4.11% for the first quarter of 2019. The decrease in the net interest margin is primarily related to the increase in interest expense as a result of the lag in the market’s response in lowering deposit pricing when the federal funds rate decreased in the second half of 2019 and the first quarter of 2020 coupled with a decrease in the average yield earned on interest-earning assets between the periods.

A summary of the Company’s net interest margin for the three-month periods ended March 31, 2020 and 2019 is as follows:

	For the three-month period ended
	March 31, 2020			March 31, 2019
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
Interest-earning assets:
Securities available for sale	$103,269	501	1.95%	$78,794	338	1.74%
Loans held for sale	2,754	24	3.52	1,187	12	4.17
Mortgage loans, net	127,235	1,276	4.03	115,854	1,261	4.41
Commercial loans, net	409,781	5,097	5.00	400,905	5,060	5.12
Consumer loans, net	68,418	843	4.96	72,572	935	5.22
Other	32,254	103	1.28	25,008	126	2.04
Total interest-earning assets	743,711	7,844	4.24	694,320	7,732	4.52

Interest-bearing liabilities:
Checking accounts	103,294	30	0.12	97,692	24	0.10
Savings accounts	81,150	16	0.08	78,496	15	0.08
Money market accounts	190,497	293	0.62	181,570	270	0.60
Certificates	123,770	553	1.80	114,196	381	1.35
Total interest-bearing liabilities	498,711			471,954
Non-interest checking	173,986			156,454
Other non-interest bearing liabilities	2,793			2,062
Total interest-bearing liabilities and non-interest bearing deposits	$675,490	892	0.53	$630,470	690	0.45
Net interest income		$6,952			$7,042
Net interest rate spread			3.71%			4.07%
Net interest margin			3.76%			4.11%

Provision for Loan Losses

The provision for loan losses was $0.5 million for the first quarter of 2020, an increase of $0.5 million compared to $27,000 for the first quarter of 2019. The provision for loan losses increased between the periods primarily because of the changes in the economic environment related to the disruption in business activity as a result of the COVID-19 pandemic. The amount of the increase in the loan loss allowance related to the economic environment was based, in part, on the amount of loans to borrowers that had their loan payments deferred because they had been negatively impacted by the pandemic. At March 31, 2020, the Bank had $78.6 million of loans with deferred payment agreements with $48.4 million of these loans related to the hotel industry and $9.6 million related to the theater industry. The qualitative increase to the loan loss allowance related to the current economic environment along with the increase to the allowance related to loan growth were partially offset by improvements in other qualitative reserves and a reduction in the specific reserves required on loans that were paid off during the quarter.

A reconciliation of the Company’s allowance for loan losses for the first quarters of 2020 and 2019 is as follows:

(Dollars in thousands)	2020	2019

Balance at January 1,	$8,564	8,686
Provision	460	27
Charge offs:
Consumer	(12)	(39)
Commercial business	0	(43)
Recoveries	24	42
Balance at March 31,	$9,036	8,673
Allocated to:
General allowance	$8,389	7,854
Specific allowance	647	819
	$9,036	8,673

Non-Interest Income

Non-interest income was $2.5 million for the first quarter of 2020, an increase of $0.8 million, or 46.1%, from $1.7 million for the first quarter of 2019. Gain on sales of loans increased $0.7 million between the periods primarily because of an increase in single family loan originations and sales. Loan servicing fees increased slightly between the periods due to an increase in the single family loans being serviced. Fees and services charges increased slightly due primarily to an increase in debit card income. These increases were partially offset by a slight decrease in other non-interest income due to an increase in the losses realized on equity investments between the periods.

Non-Interest Expense

Non-interest expense was $7.0 million for the first quarter of 2020, an increase of $0.6 million, or 8.6%, from $6.4 million for the first quarter of 2019. Professional services expense increased $0.2 million between the periods primarily because of an increase in legal expenses relating to a bankruptcy litigation claim. Compensation and benefits expense increased $0.1 million primarily because of annual salary increases and the opening of a new branch location in 2019. Other non-interest expense increased $0.1 million because of an increase in mortgage servicing expenses due to the increase in serviced loans being refinanced between the periods. Occupancy and equipment costs increased $0.1 million between the periods due to an increase in depreciation and non-capitalized software costs. Data processing costs increased slightly between the periods due to an increase in mobile banking expenses.

Income Taxes

Income tax expense was $0.6 million for both the first quarter of 2020 and the first quarter of 2019.

FINANCIAL CONDITION

Non-Performing Assets

The following table summarizes the amounts and categories of non-performing assets in the Bank’s portfolio and loan delinquency information as of the end of the two most recently completed quarters.

	March 31,	December 31,
(Dollars in thousands)	2020	2019
Non-performing loans:
Single family	$647	$617
Commercial real estate	736	184
Consumer	491	659
Commercial	40	621
Total	1,914	2,081

Foreclosed and repossessed assets:
Single family	$269	166
Commercial real estate	414	414
Total non-performing assets	$2,597	$2,661
Total as a percentage of total assets	0.33%	0.34%
Total non-performing loans	$1,914	$2,081
Total as a percentage of total loans receivable, net	0.31%	0.35%
Allowance for loan losses to non-performing loans	472.54%	411.45%

Delinquency data:
Delinquencies (1)
30+ days	$1,464	$1,167
90+ days	0	0
Delinquencies as a percentage of loan portfolio (1)
30+ days	0.23%	0.19%
90+ days	0.00%	0.00%
(1) Excludes non-accrual loans.

Total non-performing assets were $2.6 million at March 31, 2020, a decrease of $0.1 million, or 2.5%, from $2.7 million at December 31, 2019. Non-performing loans decreased $0.2 million and foreclosed and repossessed assets increased $0.1 million during the first quarter of 2020.

Dividends

The declaration of dividends is subject to, among other things, the Company's financial condition and results of operations, the Bank's compliance with regulatory capital requirements and other regulatory restrictions, tax considerations, industry standards, economic conditions, general business practices and other factors. The Company has not made any dividend payments to common stockholders during the three year period ended March 31, 2020 and due to the current economic conditions, it is not anticipated that dividends will be paid in 2020. In addition, all stock repurchases have been suspended.

LIQUIDITY AND CAPITAL RESOURCES

For the quarter ended March 31, 2020, the net cash provided by operating activities was $2.1 million. The Company collected $28.5 million in principal repayments and maturities on securities and purchased securities and FHLB stock for $20.2 million. The Company had a net increase in deposit balances of $3.6 million and an increase of customer escrows of $0.7 million during the quarter. It also purchased $0.4 million of treasury stock and $0.2 million of premises and equipment. Loans receivable also increased $22.8 million during the quarter.

The Company has certificates of deposit with outstanding balances of $82.9 million that come due over the next 12 months. Based upon past experience, management anticipates that the majority of the deposits will renew for another term. The Company believes that cash outflows from deposits that do not renew will be replaced with a combination of other customers’ deposits or FHLB advances. FRB borrowings or proceeds from the sale of securities could also be used to fund unanticipated outflows of certificates of deposit.

The Company had four deposit customers each with aggregate deposits greater than $5.0 million as of March 31, 2020. The $49.6 million in funds held by these customers may be withdrawn at any time, but management anticipates that the majority of these deposits will not be withdrawn from the Bank over the next twelve months. If these deposits were withdrawn, it is anticipated that they would be replaced with deposits from other customers or FHLB advances. FRB borrowings or proceeds from the sale of securities could also be used to replace unanticipated outflows of large checking and money market deposits.

The Company had the ability to borrow $182.4 million from the FHLB at March 31, 2020 based on the collateral value of the loans pledged. The credit policy of the FHLB relating to the collateral value of the loans collateralizing the available line of credit with the FHLB may change such that the current collateral pledged to secure future advances is no longer acceptable or the formulas for determining the excess pledged collateral may change. The FHLB could also reduce the amount of funds it will lend to the Bank. It is not anticipated that the Bank will need to find alternative funding sources in the next twelve months to replace the available borrowings from the FHLB. However, if needed, excess collateral currently pledged to the FHLB could be pledged to the FRB and the Bank could borrow additional funds, in excess of the $67.3 million that was available from the FRB at March 31, 2020, based on the increased collateral levels.

The Company serves as a source of capital, liquidity, and financial support to the Bank. The Company’s primary source of cash is dividends from the Bank. At March 31, 2020, the Company had $7.2 million in cash. The primary use of cash by the Company is the payment of operating expenses.

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

The following table discloses the projected changes in the market value of the Company’s interest-earning assets and interest-bearing liabilities based upon incremental 100 basis-point changes in interest rates from interest rates in effect on March 31, 2020.

	Market Value
(Dollars in thousands)
Basis point change in interest rates	-200	-100	0	+100	+200
Total market risk sensitive assets	$792,314	793,319	784,334	769,329	754,541
Total market risk sensitive liabilities	759,579	716,124	672,213	633,169	599,771
Off-balance sheet financial instruments	147	33	0	(247)	(409)
Net market risk	$32,588	77,162	112,121	136,407	155,179
Percentage change from current market value	(70.93)%	(31.18)%	0.00%	21.66%	38.40%

The preceding table was prepared utilizing a model using the following assumptions (the Model Assumptions) regarding prepayment and decay ratios that were determined by management based upon their review of historical prepayment speeds and future prepayment projections. Fixed rate loans were assumed to prepay at annual rates of between 2% to 51%, depending on the note rate and the period to maturity. Adjustable rate mortgages (ARMs) were assumed to prepay at annual rates of between 5% and 60%, depending on the note rate and the period to maturity. Mortgage-backed securities were projected to have prepayments based upon the underlying collateral securing the instrument. Certificate accounts were assumed not to be withdrawn until maturity. Passbook accounts and money market accounts were assumed to decay at an annual rate of 6%, and 8%, respectively. Retail checking accounts, commercial checking accounts and money market accounts were assumed to decay at annual rates of 11%, 10% and 16%, respectively. Callable investments were projected to be called at the first call date where the projected interest rate on similar remaining term instruments was less than the interest rate on the callable investment.

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

Asset/Liability Management

The Company’s management reviews the impact that changing interest rates will have on its net interest income projected for the next twelve months to determine if its current level of interest rate risk is acceptable. The following table projects the estimated impact on net interest income during the twelve month period ended March 31, 2021 of immediate interest rate changes called rate shocks:

(Dollars in thousands)
Rate Shock in Basis Points	Projected Change in Net Interest Income	Percentage Change
+200	$1,764	6.70%
+100	812	3.08
0	0	0.00
-100	(657)	(2.50)
-200	(1,565)	(5.94)

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

The increase in interest income in a rising rate environment is primarily because there are more loans that would re-price to higher interest rates than there are deposits that would re-price in the next twelve months.

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

From time to time, the Company is party to legal proceedings arising out of its lending and deposit operations. See Note 15 – Commitments and Contingencies of the Notes to the Consolidated Financial Statements for more information.

ITEM 1A.	Risk Factors.

The risks described below and those identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC, under “Part 1, Item 1A. Risk Factors” could affect the Company’s financial performance and could cause its actual results for future periods to differ materially from its anticipated results or other expectations, including those expressed in any forward-looking statements made in this Quarterly Report on Form 10-Q.

The recent global COVID-19 outbreak is harming the Company’s business and results of operations.

In December 2019, a COVID-19 outbreak was reported in China, and, in March 2020, the World Health Organization declared it a pandemic. Since that time, the COVID-19 has spread throughout the United States, including in the regions and communities in which the Company operates. In response, many state and local governments, including the states of Minnesota and Wisconsin, have instituted emergency restrictions that have substantially limited the operation of non-essential businesses and the activities of individuals. These restrictions could result in significant adverse effects on the Bank’s borrowers and many different types of small and mid-sized businesses within the Company’s client base, particularly those in the retail, hospitality and food and beverage industries, among many others, and has resulted in a significant number of layoffs and furloughs of employees nationwide and in the regions and communities in which the Company operates. The ultimate effect of COVID-19 on the local or broader economy is not known nor is the ultimate length of the restrictions described and any accompanying effects. Moreover, the Federal Reserve has taken action to lower the Federal Funds rate, which may negatively affect interest income and, therefore, earnings, financial condition and results of operation of the Company.

The effect of COVID-19 and related events, including those described above and those not yet known or knowable, has had a negative effect on the stock price, business prospects, financial condition and results of operations of the Company, including as a result of quarantines, market volatility, market downturns, changes in consumer behavior, business closures, deterioration in the credit quality of borrowers or the potential inability of borrowers to satisfy their obligations to the Company (and any related forbearances or restructurings that may be implemented), declines in the value of collateral securing outstanding loans, branch or office closures and business interruptions. The bank regulatory agencies and various governmental authorities are urging financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19. Further, demand for loans and other products and services that the Company offers and whose success it relies on to drive growth, is highly dependent upon the business environment in the primary markets in which the Company operates and in the United States as a whole.

There have been no other material changes to the Company’s risk factors contained in its Annual Report on Form 10-K for the year ended December 31, 2019. For a further discussion of the Company’s Risk Factors, see Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Not applicable.

(b) Not applicable.

(c)

The following table provides information with respect to purchases made by the Company of its own stock during the first quarter of 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs (a)
January 1, 2020 to January 31, 2020				$6,000,000
February 1, 2020 to February 29, 2020				$6,000,000
March 1, 2020 to March 31, 2020	20,000	18.03	20,000	$5,640,000
Total	20,000	$18.03	20,000	$5,640,000

(a) On November 28, 2018, the Board of Directors announced a share repurchase program pursuant to which the Company may purchase shares of its common stock for an aggregate purchase price not to exceed $6.0 million. The share repurchase program does not obligate the Company to purchase any shares and has no set expiration date. Due to the current economic environment and the COVID-19 pandemic, the Company has suspended its stock repurchase program and no repurchases are anticipated in the second quarter of 2020.

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

101

Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 2020, filed with the Securities and Exchange Commission on April 30, 2020 formatted in Extensible Business Reporting Language (XBRL); (i) the Consolidated Balance Sheets at March 31, 2020 and December 31, 2019, (ii) the Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2020 and 2019, (iii) the Consolidated Statement of Stockholders’ Equity for the Three Month Periods Ended March 31, 2020 and 2019, (iv) the Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2020 and 2019, and (v) Notes to Consolidated Financial Statements.

Filed Electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HMN FINANCIAL, INC .

Registrant

Date:	May 1, 2020	/s/ Bradley Krehbiel
Bradley Krehbiel, President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 1, 2020	/s/ Jon Eberle
Jon Eberle, Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)