Form 10-Q
period 2020-06-30
HMN FINANCIAL INC
filed 2020-07-31
CIK 921183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 0-24100

HMN FINANCIAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-1777397
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1016 Civic Center Drive N.W., Rochester, MN	55901
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code:	(507) 535-1200

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock	HMNF	The Nasdaq Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at July 24, 2020
Common stock, $0.01 par value	4,836,359

HMN FINANCIAL, INC.

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30,	December 31,
(Dollars in thousands)	2020	2019
	(unaudited)
Assets
Cash and cash equivalents	$65,810	44,399
Securities available for sale:
Mortgage-backed and related securities (amortized cost $48,720 and $54,777)	50,593	54,851
Other marketable securities (amortized cost $46,928 and $52,751)	47,200	52,741
	97,793	107,592

Loans held for sale	5,167	3,606
Loans receivable, net	668,432	596,392
Accrued interest receivable	3,380	2,251
Mortgage servicing rights, net	2,647	2,172
Premises and equipment, net	10,248	10,515
Goodwill	802	802
Core deposit intangible	107	156
Prepaid expenses and other assets	7,276	8,052
Deferred tax asset, net	1,121	1,702
Total assets	$862,783	777,639

Liabilities and Stockholders’ Equity
Deposits	$752,759	673,870
Accrued interest payable	271	420
Customer escrows	1,821	2,413
Accrued expenses and other liabilities	9,817	8,288
Total liabilities	764,668	684,991
Commitments and contingencies
Stockholders’ equity:
Serial-preferred stock: ($.01 par value) authorized 500,000 shares; issued 0	0	0
Common stock ($.01 par value): Authorized 16,000,000 shares; issued 9,128,662	91	91
Additional paid-in capital	40,312	40,365
Retained earnings, subject to certain restrictions	111,623	107,547
Accumulated other comprehensive income	1,545	46
Unearned employee stock ownership plan shares	(1,546)	(1,643)
Treasury stock, at cost 4,292,303 and 4,284,840 shares	(53,910)	(53,758)
Total stockholders’ equity	98,115	92,648
Total liabilities and stockholders’ equity	$862,783	777,639

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2020	2019	2020	2019
Interest income:
Loans receivable	$7,427	7,901	14,667	15,169
Securities available for sale:
Mortgage-backed and related	265	44	554	90
Other marketable	171	304	383	596
Other	20	50	123	176
Total interest income	7,883	8,299	15,727	16,031

Interest expense:
Deposits	745	822	1,637	1,512
Federal Home Loan Bank advances and other borrowings	0	7	0	7
Total interest expense	745	829	1,637	1,519
Net interest income	7,138	7,470	14,090	14,512
Provision for loan losses	318	(1,059)	778	(1,032)
Net interest income after provision for loan losses	6,820	8,529	13,312	15,544

Non-interest income:
Fees and service charges	669	785	1,383	1,485
Loan servicing fees	297	318	629	633
Gain on sales of loans	2,364	611	3,498	990
Other	264	307	555	604
Total non-interest income	3,594	2,021	6,065	3,712

Non-interest expense:
Compensation and benefits	3,799	3,737	7,846	7,647
Occupancy and equipment	1,111	1,081	2,234	2,142
Data processing	321	305	629	606
Professional services	447	381	934	653
Other	975	1,063	2,011	1,966
Total non-interest expense	6,653	6,567	13,654	13,014
Income before income tax expense	3,761	3,983	5,723	6,242
Income tax expense	1,070	1,121	1,647	1,761
Net income	2,691	2,862	4,076	4,481
Other comprehensive income, net of tax	224	442	1,499	926
Comprehensive income available to common shareholders	$2,915	3,304	5,575	5,407
Basic earnings per share	$0.58	0.62	0.88	0.97
Diluted earnings per share	$0.58	0.62	0.88	0.97

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

For the Three and Six Month Periods Ended June 30, 2020 and 2019

(unaudited)

					Unearned
				Accumulated	Employee
		Additional		Other	Stock		Total
	Common	Paid-In	Retained	Comprehensive	Ownership	Treasury	Stockholders’
(Dollars in thousands)	Stock	Capital	Earnings	Income	Plan Shares	Stock	Equity
Balance, March 31, 2020	$91	40,347	108,932	1,321	(1,595)	(54,061)	95,035
Net income			2,691				2,691
Other comprehensive income				224			224
Restricted stock awards		(151)				151	0
Amortization of restricted stock awards		84					84
Earned employee stock ownership plan shares		32			49		81
Balance, June 30, 2020	$91	40,312	111,623	1,545	(1,546)	(53,910)	98,115

Balance, December 31, 2019	$91	40,365	107,547	46	(1,643)	(53,758)	92,648
Net income			4,076				4,076
Other comprehensive income				1,499			1,499
Stock repurchases						(360)	(360)
Restricted stock awards		(268)				268	0
Stock awards withheld for tax withholding						(60)	(60)
Amortization of restricted stock awards		130					130
Earned employee stock ownership plan shares		85			97		182
Balance, June 30, 2020	$91	40,312	111,623	1,545	(1,546)	(53,910)	98,115

					Unearned
				Accumulated	Employee
		Additional		Other	Stock		Total
	Common	Paid-In	Retained	Comprehensive	Ownership	Treasury	Stockholders’
(Dollars in thousands)	Stock	Capital	Earnings	Loss	Plan Shares	Stock	Equity
Balance, March 31, 2019	$91	40,076	101,373	(612)	(1,788)	(53,791)	85,349
Net income			2,862				2,862
Other comprehensive income				442			442
Restricted stock awards		(33)				33	0
Amortization of restricted stock awards		49					49
Earned employee stock ownership plan shares		61			48		109
Balance, June 30, 2019	$91	40,153	104,235	(170)	(1,740)	(53,758)	88,811

Balance, December 31, 2018	$91	40,090	99,754	(1,096)	(1,836)	(53,856)	83,147
Net income			4,481				4,481
Other comprehensive income				926			926
Stock compensation expense		1					1
Restricted stock awards		(143)				143	0
Stock awards withheld for tax withholding						(45)	(45)
Amortization of restricted stock awards		90					90
Earned employee stock ownership plan shares		115			96		211
Balance, June 30, 2019	$91	40,153	104,235	(170)	(1,740)	(53,758)	88,811

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2020	2019
Cash flows from operating activities:
Net income	$4,076	4,481
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	778	(1,032)
Depreciation	570	542
Amortization of premiums (discounts), net	58	(7)
Amortization of deferred loan fees	(170)	(182)
Amortization of core deposit intangible	49	49
Amortization of other purchased fair value adjustments	(19)	(23)
Amortization of mortgage servicing rights	621	307
Capitalized mortgage servicing rights	(1,096)	(322)
Securities losses (gains), net	39	(24)
Loss on sales of real estate	2	0
Gain on sales of loans	(3,498)	(990)
Proceeds from sale of loans held for sale	120,978	37,775
Disbursements on loans held for sale	(117,307)	(37,923)
Amortization of restricted stock awards	130	90
Amortization of unearned Employee Stock Ownership Plan shares	97	96
Earned Employee Stock Ownership Plan shares priced above original cost	85	115
Stock option compensation expense	0	1
Increase in accrued interest receivable	(1,129)	(166)
Decrease in accrued interest payable	(149)	(41)
Decrease in other assets	1,230	872
Increase in other liabilities	1,467	426
Other, net	4	16
Net cash provided by operating activities	6,816	4,060
Cash flows from investing activities:
Principal collected on securities available for sale	6,047	843
Proceeds collected on maturities of securities available for sale	30,875	400
Purchases of securities available for sale	(25,102)	0
Purchase of Federal Home Loan Bank Stock	(79)	(1,040)
Redemption of Federal Home Loan Bank Stock	0	1,054
Proceeds from sales of real estate	34	0
Net increase in loans receivable	(74,754)	(9,291)
Purchases of premises and equipment	(303)	(530)
Net cash used by investing activities	(63,282)	(8,564)
Cash flows from financing activities:
Increase in deposits	78,889	158
Purchase of treasury stock	(360)	0
Stock awards withheld for tax withholding	(60)	(45)
Proceeds from borrowings	0	26,000
Repayment of borrowings	0	(26,000)
(Decrease) increase in customer escrows	(592)	39
Net cash provided by financing activities	77,877	152
Increase (decrease) in cash and cash equivalents	21,411	(4,352)
Cash and cash equivalents, beginning of period	44,399	20,709
Cash and cash equivalents, end of period	$65,810	16,357
Supplemental cash flow disclosures:
Cash paid for interest	$1,786	1,560
Cash paid for income taxes	1,240	1,389
Supplemental noncash flow disclosures:
Loans transferred to loans held for sale	1,987	1,434
Transfer of loans to real estate	139	30
Right to use assets and lease obligations	0	4,237

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

(2) Basis of Preparation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of comprehensive income, consolidated statement of stockholders' equity and consolidated statements of cash flows in conformity with U.S. generally accepted accounting principles (GAAP). However, all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The results of operations for the six month period ended June 30, 2020 are not necessarily indicative of the results which may be expected for the entire year.

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

The following table summarizes the assets and liabilities of the Company for which fair values are determined on a recurring basis as of June 30, 2020 and December 31, 2019.

	Carrying value at June 30, 2020
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale	$97,793	0	97,793	0
Equity securities	128	0	128	0
Mortgage loan commitments	325	0	325	0
Total	$98,246	0	98,246	0

	Carrying value at December 31, 2019
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale	$107,592	0	107,592	0
Equity securities	167	0	167	0
Mortgage loan commitments	14	0	14	0
Total	$107,773	0	107,773	0

There were no transfers between Levels 1, 2, or 3 during the three or six month periods ended June 30, 2020.

The Company may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of the lower-of-cost-or-market accounting or write-downs of individual assets. The following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at June 30, 2020 and December 31, 2019.

	Carrying value at June 30, 2020
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Three months ended June 30, 2020 total gains (losses)	Six months ended June 30, 2020 total gains
Loans held for sale	$5,167	0	5,167	0	(3)	62
Mortgage servicing rights, net	2,647	0	2,647	0	0	0
Impaired loans (1)	2,980	0	2,980	0	9	38
Real estate, net (2)	683	0	683	0	0	0
Total	$11,477	0	11,477	0	6	100

	Carrying value at December 31, 2019
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Year ended December 31, 2019 total losses
Loans held for sale	$3,606	0	3,606	0	(40)
Mortgage servicing rights, net	2,172	0	2,172	0	0
Impaired loans(1)	3,126	0	3,126	0	(28)
Real estate, net(2)	580	0	580	0	0
Total	$9,484	0	9,484	0	(68)

(1)	Represents carrying value and related write-downs of loans for which adjustments are based on the appraised value of the collateral. The carrying value of loans fully charged-off is zero.
(2)	Represents the fair value and related losses of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

(5) Fair Value of Financial Instruments

ASC 825, Disclosures about Fair Values of Financial Instruments requires interim reporting period disclosure about the fair value of financial instruments, including assets, liabilities and off-balance sheet items for which it is practicable to estimate fair value. The fair value estimates are made as of June 30, 2020 and December 31, 2019 based upon relevant market information, if available, and upon the characteristics of the financial instruments themselves. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based upon judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors.

The estimated fair value of the Company’s financial instruments as of June 30, 2020 and December 31, 2019 are shown in the following table.

	June 30, 2020						December 31, 2019
			Fair value hierarchy						Fair value hierarchy
(Dollars in thousands)	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3	Contract amount	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3	Contract amount
Financial assets:
Cash and cash equivalents	$65,810	65,810	65,810				44,399	44,399	44,399
Securities available for sale	97,793	97,793		97,793			107,592	107,592		107,592
Equity securities	128	128		128			167	167		167
Loans held for sale	5,167	5,167		5,167			3,606	3,606		3,606
Loans receivable, net	668,432	670,637		670,637			596,392	600,863		600,863
Federal Home Loan Bank stock	932	932		932			854	854		854
Accrued interest receivable	3,380	3,380		3,380			2,251	2,251		2,251
Financial liabilities:
Deposits	752,759	753,966		753,966			673,870	673,945		673,945
Accrued interest payable	271	271		271			420	420		420
Off-balance sheet financial instruments:
Commitments to extend credit	325	325				188,401	14	14				178,804
Commitments to sell loans	(78)	(78)				45,529	(16)	(16)				10,098

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

	For the three months ended June 30,
(Dollars in thousands)	2020			2019
Securities available for sale:	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Net unrealized gains arising during the period	$311	87	224	614	172	442
Other comprehensive income	$311	87	224	614	172	442

	For the six months ended June 30,
(Dollars in thousands)	2020			2019
Securities available for sale:	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Net unrealized gains arising during the period	$2,081	582	1,499	1,285	359	926
Other comprehensive income	$2,081	582	1,499	1,285	359	926

(7) Securities Available For Sale

The following table shows the gross unrealized losses and fair value for the securities available for sale portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2020 and December 31, 2019.

	Less Than Twelve Months			Twelve Months or More			Total
(Dollars in thousands)	# of Investments	Fair Value	Unrealized Losses	# of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2020
Other marketable securities:
Corporate preferred stock	0	0	0	1	525	(175)	525	(175)
Total temporarily impaired securities	0	$0	0	1	$525	(175)	$525	(175)

	Less Than Twelve Months			Twelve Months or More			Total
(Dollars in thousands)	# of Investments	Fair Value	Unrealized Losses	# of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2019
Mortgage backed securities:
Federal National Mortgage Association (FNMA)	4	$12,143	(65)	0	$0	0	$12,143	(65)
Other marketable securities:
U.S. Government agency obligations	0	0	0	4	19,972	(21)	19,972	(21)
Corporate preferred stock	0	0	0	1	665	(35)	665	(35)
Total temporarily impaired securities	4	$12,143	(65)	5	$20,637	(56)	$32,780	(121)

The Company reviews its investment portfolio on a quarterly basis for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the market liquidity for the investment, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer, and the Company’s intent and ability to hold the investment for a period of time sufficient to recover the temporary loss. The unrealized losses on impaired securities other than the corporate preferred stock are the result of changes in interest rates. The unrealized losses reported for the corporate preferred stock at June 30, 2020 relates to a single trust preferred security that was issued by the holding company of a small community bank. As of June 30, 2020 all payments were current on the trust preferred security and the issuer’s subsidiary bank was considered to be “well capitalized” based on its most recent regulatory filing. Based on a review of the issuer, it was determined that the trust preferred security was not other-than-temporarily impaired at June 30, 2020 as the Company does not intend to sell and has the intent and ability to hold it for a period of time sufficient to recover the temporary loss. Management believes that the Company will receive all principal and interest payments contractually due on the security and that the decrease in the market value is primarily due to a lack of liquidity in the market for trust preferred securities. Management will continue to monitor the credit risk of the issuer and may be required to recognize other-than-temporary impairment charges on this security in future periods.

A summary of securities available for sale at June 30, 2020 and December 31, 2019 is as follows:

(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
June 30, 2020
Mortgage-backed securities:
FNMA	$41,606	1,568	0	43,174
Federal Home Loan Mortgage Corporation (FHLMC)	6,969	295	0	7,264
Collateralized mortgage obligations:
FNMA	145	10	0	155
	48,720	1,873	0	50,593
Other marketable securities:
U.S. Government agency obligations	45,063	439	0	45,502
Municipal obligations	1,092	8	0	1,100
Corporate obligations	73	0	0	73
Corporate preferred stock	700	0	(175)	525
	46,928	447	(175)	47,200
	$95,648	2,320	(175)	97,793

(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
December 31, 2019
Mortgage-backed securities:
FNMA	$46,604	47	(65)	46,586
FHLMC	8,004	88	0	8,092
Collateralized mortgage obligations:
FNMA	169	4	0	173
	54,777	139	(65)	54,851
Other marketable securities:
U.S. Government agency obligations	49,974	39	(21)	49,992
Municipal obligations	1,969	7	0	1,976
Corporate obligations	108	0	0	108
Corporate preferred stock	700	0	(35)	665
	52,751	46	(56)	52,741
	$107,528	185	(121)	107,592

The following table indicates amortized cost and estimated fair value of securities available for sale at June 30, 2020 based upon contractual maturity adjusted for scheduled repayments of principal and projected prepayments of principal based upon current economic conditions and interest rates.

(Dollars in thousands)	Amortized Cost	Fair Value
Due less than one year	$46,585	47,333
Due after one year through five years	36,192	37,296
Due after five years through ten years	11,897	12,354
Due after ten years	974	810
Total	$95,648	97,793

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

(8) Loans Receivable, Net

A summary of loans receivable at June 30, 2020 and December 31, 2019 is as follows:

(Dollars in thousands)	June 30, 2020	December 31, 2019
Single family	$126,749	120,064
Commercial real estate:
Real estate rental and leasing	204,346	192,502
Other	172,535	157,693
	376,881	350,195
Consumer	62,972	69,949
Commercial business	111,611	64,227
Total loans	678,213	604,435
Less:
Unamortized discounts	14	15
Net deferred loan fees (costs)	1,118	(536)
Allowance for loan losses	8,649	8,564
Total loans receivable, net	$668,432	596,392

(9) Allowance for Loan Losses and Credit Quality Information

The allowance for loan losses is summarized as follows:

(Dollars in thousands)	Single Family	Commercial Real Estate	Consumer	Commercial Business	Total
For the three months ended June 30, 2020:
Balance, March 31, 2020	$937	5,539	1,583	977	9,036
Provision for losses	1	556	(101)	(138)	318
Charge-offs	0	(730)	(34)	0	(764)
Recoveries	0	17	16	26	59
Balance, June 30, 2020	$938	5,382	1,464	865	8,649

For the six months ended June 30, 2020:
Balance, December 31, 2019	$857	5,060	1,507	1,140	8,564
Provision for losses	81	1,035	(15)	(323)	778
Charge-offs	0	(730)	(45)	0	(775)
Recoveries	0	17	17	48	82
Balance, June 30, 2020	$938	5,382	1,464	865	8,649

Allocated to:
Specific allowance	$62	451	119	93	725
General allowance	795	4,609	1,388	1,047	7,839
Balance, December 31, 2019	$857	5,060	1,507	1,140	8,564

Allocated to:
Specific allowance	$33	5	97	19	154
General allowance	905	5,377	1,367	846	8,495
Balance, June 30, 2020	$938	5,382	1,464	865	8,649

Loans receivable at December 31, 2019:
Individually reviewed for impairment	$974	1,166	976	735	3,851
Collectively reviewed for impairment	119,090	349,029	68,973	63,492	600,584
Ending balance	$120,064	350,195	69,949	64,227	604,435

Loans receivable at June 30, 2020:
Individually reviewed for impairment	$746	1,579	748	63	3,136
Collectively reviewed for impairment	126,003	375,302	62,224	111,548	675,077
Ending balance	$126,749	376,881	62,972	111,611	678,213

(Dollars in thousands)	Single Family	Commercial Real Estate	Consumer	Commercial Business	Total
For the three months ended June 30, 2019:
Balance, March 31, 2019	$933	4,892	1,588	1,260	8,673
Provision for losses	(66)	(1,805)	47	765	(1,059)
Charge-offs	0	0	(7)	(826)	(833)
Recoveries	0	1,675	4	164	1,843
Balance, June 30, 2019	$867	4,762	1,632	1,363	8,624

For the six months ended June 30, 2019:
Balance, December 31, 2018	$833	4,869	1,622	1,362	8,686
Provision for losses	34	(1,792)	50	676	(1,032)
Charge-offs	0	0	(46)	(869)	(915)
Recoveries	0	1,685	6	194	1,885
Balance, June 30, 2019	$867	4,762	1,632	1,363	8,624

The following table summarizes the amounts of classified and unclassified loans at June 30, 2020 and December 31, 2019.

	June 30, 2020
	Classified					Unclassified
(Dollars in thousands)	Special Mention	Substandard	Doubtful	Loss	Total	Total	Total Loans
Single family	$450	2,410	31	0	2,891	123,858	126,749
Commercial real estate:
Real estate rental and leasing	5,566	3,973	0	0	9,539	194,807	204,346
Other	5,851	5,894	0	0	11,745	160,790	172,535
Consumer	0	635	65	48	748	62,224	62,972
Commercial business	4,371	1,831	0	0	6,202	105,409	111,611
	$16,238	14,743	96	48	31,125	647,088	678,213

	December 31, 2019
	Classified					Unclassified
(Dollars in thousands)	Special Mention	Substandard	Doubtful	Loss	Total	Total	Total Loans
Single family	$1,118	1,765	35	0	2,918	117,146	120,064
Commercial real estate:
Real estate rental and leasing	3,489	9,114	0	0	12,603	179,899	192,502
Other	4,451	5,253	0	0	9,704	147,989	157,693
Consumer	0	842	69	65	976	68,973	69,949
Commercial business	5,710	2,516	0	0	8,226	56,001	64,227
	$14,768	19,490	104	65	34,427	570,008	604,435

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

The aging of past due loans at June 30, 2020 and December 31, 2019 are summarized as follows:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
June 30, 2020
Single family	$745	100	143	988	125,761	126,749	0
Commercial real estate:
Real estate rental and leasing	0	0	0	0	204,346	204,346	0
Other	0	0	185	185	172,350	172,535	0
Consumer	226	76	128	430	62,542	62,972	0
Commercial business	0	9	0	9	111,602	111,611
	$971	185	456	1,612	676,601	678,213	0
December 31, 2019
Single family	$786	77	59	922	119,142	120,064	0
Commercial real estate:
Real estate rental and leasing	0	0	0	0	192,502	192,502	0
Other	0	0	0	0	157,693	157,693	0
Consumer	527	31	206	764	69,185	69,949	0
Commercial business	147	13	550	710	63,517	64,227	0
	$1,460	121	815	2,396	602,039	604,435	0

Impaired loans include loans that are non-performing (non-accruing) and loans that have been modified in a troubled debt restructuring (TDR). The following table summarizes impaired loans and related allowances as of June 30, 2020 and December 31, 2019.

	June 30, 2020			December 31, 2019
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans with no related allowance recorded:
Single family	$624	643	0	544	563	0
Commercial real estate:
Real estate rental and leasing	1,002	1,652	0	0	0	0
Other	402	482	0	0	0	0
Consumer	575	575	0	781	781	0
Commercial business	8	8	0	0	0	0
Loans with an allowance recorded:
Single family	122	122	33	430	430	62
Commercial real estate:
Real estate rental and leasing	175	175	5	184	184	16
Other	0	0	0	982	982	435
Consumer	173	173	97	195	195	119
Commercial business	55	607	19	735	1,287	93

Total:
Single family	746	765	33	974	993	62
Commercial real estate:
Real estate rental and leasing	1,177	1,827	5	184	184	16
Other	402	482	0	982	982	435
Consumer	748	748	97	976	976	119
Commercial business	63	615	19	735	1,287	93
	$3,136	4,437	154	3,851	4,422	725

The following table summarizes the average recorded investment and interest income recognized on impaired loans for the three and six months ended June 30, 2020 and 2019.

	For the three months ended June 30, 2020		For the six months ended June 30, 2020
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance recorded:
Single family	$604	7	584	18
Commercial real estate:
Real estate rental and leasing	501	13	334	33
Other	480	0	320	2
Consumer	591	3	654	6
Commercial business	4	0	3	0
Loans with an allowance recorded:
Single family	271	0	324	0
Commercial real estate:
Real estate rental and leasing	177	0	179	0
Other	484	0	650	0
Consumer	185	1	188	3
Commercial business	93	1	307	1
Total:
Single family	875	7	908	18
Commercial real estate:
Real estate rental and leasing	678	13	513	33
Other	964	0	970	2
Consumer	776	4	842	9
Commercial business	97	1	310	1
	$3,390	25	3,543	63

	For the three months ended June 30, 2019		For the six months ended June 30, 2019
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance recorded:
Single family	$526	7	503	13
Commercial real estate:
Other	13	0	17	0
Consumer	464	5	481	10
Loans with an allowance recorded:
Single family	773	1	771	4
Commercial real estate:
Real estate rental and leasing	196	0	198	0
Other	1,036	0	1,052	0
Consumer	230	2	267	5
Commercial business	304	2	303	4
Total:
Single family	1,299	8	1,274	17
Commercial real estate:
Real estate rental and leasing	196	0	198	0
Other	1,049	0	1,069	0
Consumer	694	7	748	15
Commercial business	304	2	303	4
	$3,542	17	3,592	36

At June 30, 2020 and December 31, 2019, non-accruing loans totaled $2.5 million and $2.1 million, respectively, for which the related allowance for loan losses was $0.1 million and $0.2 million, respectively. All of the interest income that was recognized for non-accruing loans was recognized using the cash basis method of income recognition. Non-accruing loans for which no specific allowance has been recorded, because management determined that the value of the collateral was sufficient to repay the loan, totaled $2.0 million and $0.8 million at June 30, 2020 and December 31, 2019, respectively. Non-accrual loans also include certain loans that have had terms modified in a TDR.

The non-accrual loans at June 30, 2020 and December 31, 2019 are summarized as follows:

(Dollars in thousands)	June 30, 2020	December 31, 2019
Single family	$390	617
Commercial real estate:
Real estate rental and leasing	1,177	184
Other	402	0
Consumer	475	659
Commercial business	27	621
	$2,471	2,081

At June 30, 2020 and December 31, 2019 there were loans included in loans receivable, net, with terms that had been modified in a TDR totaling $1.6 million and $2.5 million, respectively. There were no loans that were restructured in the second quarter of 2020. For the loans that were restructured in the second quarter of 2019, none were classified and performing and $0.2 million were non-performing at June 30, 2019.

The following table summarizes TDRs at June 30, 2020 and December 31, 2019.

	June 30, 2020			December 31, 2019
(Dollars in thousands)	Accruing	Non- Accrual	Total	Accruing	Non- Accrual	Total
Single family	$356	266	622	357	266	623
Commercial real estate	0	217	217	983	0	983
Consumer	273	431	704	316	429	745
Commercial business	36	0	36	114	0	114
	$665	914	1,579	1,770	695	2,465

As of June 30, 2020, the Bank had commitments to lend an additional $0.5 million to a borrower who has TDR and non-accrual loans. These additional funds are for the construction of single family homes with a maximum loan-to-value ratio of 75%. These loans are secured by the homes under construction. At December 31, 2019, there were commitments to lend additional funds of $0.8 million to this same borrower.

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

When a loan is modified as a TDR, there may be a direct, material impact on the loans within the consolidated balance sheets, as principal balances may be partially forgiven. The financial effects of TDRs are presented in the following table and represent the difference between the outstanding recorded balance pre-modification and post-modification, for the three month and six month periods ending June 30, 2020 and June 30, 2019.

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
(Dollars in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled debt restructurings:
Single family	0	$0	0	1	$94	101
Commercial real estate:
Other	0	0	0	2	293	293
Total	0	$0	0	3	$387	394

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
(Dollars in thousands)	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment
Troubled debt restructurings:
Single family	2	$155	157	3	$176	181
Consumer	1	34	34	3	60	60
Total	3	$189	191	6	$236	241

There were no loans that were restructured in the twelve months preceding June 30, 2020 and 2019 that subsequently defaulted during the three and six months ended June 30, 2020 and 2019.

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

TDRs are reviewed for impairment following the same methodology as other impaired loans. For loans that are collateral-dependent, the value of the collateral is reviewed and additional reserves may be added to specific reserves as needed. Loans that are not collateral-dependent may have additional reserves established if deemed necessary. The reserves for TDRs were $0.1 million, or 1.6%, of the total $8.6 million in loan loss reserves at June 30, 2020 and $0.6 million, or 7.2%, of the total $8.6 million in loan loss reserves at December 31, 2019.

In the first six months of 2020 the Company deferred loan payments for up to six months for some borrowers that were negatively impacted by COVID-19. In accordance with the regulatory guidance in the Interagency Statement on Loan Modification and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus that was issued on April 7, 2020, these deferred amounts were not included in the TDR information noted above. Furthermore, the risk ratings on these loans were not changed and the loans continue to accrue interest based on the applicable guidance. Management will continue to monitor the performance and condition of these loans and make any necessary changes to their classification that may be required based on future regulatory guidance. A summary of deferred loans at June 30, 2020 by industry or collateral type is as follows:

(Dollars in thousands)	Balance June 30, 2020
Commercial loans by industry:
Hotels (1)	$54,660
Retail/Office	20,322
Multi-family housing	11,195
Theaters	11,269
Single family housing	4,675
Restaurant/Bar	4,477
Other	9,449
Total commercial loans	116,047

Consumer loans by collateral type:
Single family	2,955
Other	77
Total consumer loans	3,032
Total deferred loans	$119,079

(1)

Approximately 39% of the hotel properties are located in Rochester, Minnesota with an additional 31% located in other markets in Minnesota where the Company operates a full service branch or loan production office.

(10) Intangible Assets

The Company’s intangible assets consist of core deposit intangibles, goodwill, and mortgage servicing rights. A summary of mortgage servicing rights activity is as follows:

(Dollars in thousands)	Six Months ended June 30, 2020	Twelve Months ended December 31, 2019	Six Months ended June 30, 2019
Balance, beginning of period	$2,172	1,855	1,855
Originations	1,096	1,097	322
Amortization	(621)	(780)	(307)
Balance, end of period	$2,647	2,172	1,870
Fair value of mortgage servicing rights	$2,840	3,390	3,245

All of the loans sold where the Company continues to service the loans are serviced for FNMA under the individual loan sale program. The following is a summary of the risk characteristics of the loans being serviced for FNMA at June 30, 2020.

		Weighted	Weighted
	Loan	Average	Average
	Principal	Interest	Remaining	Number
(Dollars in thousands)	Balance	Rate	Term (months)	of Loans
Original term 30 year fixed rate	$360,530	3.89%	311	2,534
Original term 15 year fixed rate	108,914	3.11	137	1,012
Adjustable rate	35	2.63	251	2

The gross carrying amount of intangible assets and the associated accumulated amortization at June 30, 2020 and December 31, 2019 is presented in the following tables.   Amortization expense for amortizing intangible assets was $0.7 million and $0.4 million for the six month periods ended June 30, 2020 and 2019, respectively.

	June 30, 2020
	Gross
(Dollars in thousands)	Carrying Amount	Accumulated Amortization	Unamortized Amount
Mortgage servicing rights	$5,404	(2,757)	2,647
Core deposit intangible	574	(467)	107
Goodwill	802	0	802
Total	$6,780	(3,224)	3,556

	December 31, 2019
	Gross
(Dollars in thousands)	Carrying Amount	Accumulated Amortization	Unamortized Amount
Mortgage servicing rights	$4,968	(2,796)	2,172
Core deposit intangible	574	(418)	156
Goodwill	802	0	802
Total	$6,344	(3,214)	3,130

The following table indicates the estimated future amortization expense for intangible assets.

(Dollars in thousands)	Mortgage Servicing Rights	Core Deposit Intangible	Total Amortizing Intangible Assets
Year ending December 31,
2020	$293	50	343
2021	550	47	597
2022	501	10	511
2023	440	0	440
2024	374	0	374
Thereafter	489	0	489
Total	$2,647	107	2,754

No amortization expense relating to goodwill is recorded as GAAP does not allow goodwill to be amortized but requires that it be tested for impairment at least annually, or sooner, if there are indications that impairment may exist. The Company’s stock was trading at a price below its book value at June 30, 2020 and therefore, goodwill was analyzed for impairment. Based on the analysis, the Company determined that goodwill was not permanently impaired and no write down was required at June 30, 2020.

Projections of amortization are based on existing asset balances and the existing interest rate environment as of June 30, 2020. The Company's actual experiences may be significantly different depending upon changes in mortgage interest rates and other market conditions.

(11) Leases

The Company accounts for its leases in accordance with ASU 2016-02, Leases (Topic 842) and as of June 30, 2020 a $3.6 million right-of-use asset and an offsetting lease payment obligation liability were recorded on the consolidated balance sheets in other assets and other liabilities, respectively.

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

The Company’s leases relate to office space and bank branches with remaining lease terms between 26 and 53 months. Certain leases contain extension options which typically range from 3 to 10 years. Because these extension options are not considered reasonably certain of exercise, they are not included in the lease term.

The table below summarizes the Company’s net lease cost.

(Dollars in thousands)	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Operating lease cost	$223	445

The table below summarizes other information related to our operating leases.

(Dollars in thousands)	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$223	221	445	446
Weighted-average remaining lease term – operating leases, in years	4.2	5.1	4.2	5.1
Weighted-average discount rate – operating leases	2.19%	2.21%	2.19%	2.21%

The table below summarizes the maturities of remaining lease liabilities.

(Dollars in thousands)	June 30, 2020
2020	$443
2021	897
2022	932
2023	807
2024	729
2025 and thereafter	15
Total lease payments	3,823
Less: Interest	(178)
Present value of lease liabilities	$3,645

(12) Earnings per Common Share

The following table reconciles the weighted average shares outstanding and the earnings available to common shareholders used for basic and diluted earnings per common share.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2020	2019	2020	2019
Weighted average number of common shares outstanding used in basic earnings per common share calculation	4,619	4,606	4,622	4,602
Net dilutive effect of:
Restricted stock awards and options	26	31	27	30
Weighted average number of shares outstanding adjusted for effect of dilutive securities	4,645	4,637	4,649	4,632
Income available to common shareholders	$2,691	2,862	4,076	4,481
Basic earnings per common share	$0.58	0.62	0.88	0.97
Diluted earnings per common share	$0.58	0.62	0.88	0.97

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

The Bank’s average total assets for the quarter ended June 30, 2020 were $838.5 million, its adjusted total assets were $837.7 million, and its risk-weighted assets were $648.6 million. The following table presents the Bank’s capital amounts and ratios at June 30, 2020 for actual capital, required capital, and excess capital, including ratios in order to qualify as being well capitalized under the prompt corrective action regulations.

	Actual		Required to be Adequately Capitalized		Excess Capital		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Percent of Asset	Amount	Percent of Assets	Amount	Percent of Assets	Amount	Percent of Assets
June 30, 2020
Common equity tier 1 capital	$87,933	13.56%	$29,185	4.50%	$58,748	9.06%	$42,156	6.50%
Tier 1 capital leverage	87,933	10.50	33,506	4.00	54,427	6.50	41,883	5.00
Tier 1 risk-based capital	87,933	13.56	38,913	6.00	49,020	7.56	51,884	8.00
Total risk-based capital	96,046	14.81	51,884	8.00	44,162	6.81	64,855	10.00

The Bank must maintain a capital conservation buffer of 2.50% composed of common equity Tier 1 capital above its minimum risk-based capital requirements in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. Management believes that, as of June 30, 2020, the Bank’s capital ratios were in excess of those quantitative capital ratio standards set forth under the current prompt corrective action regulations, including the capital conservation buffer described above. However, there can be no assurance that the Bank will continue to maintain such status in the future. The Office of the Comptroller of the Currency (OCC) has extensive discretion in its supervisory and enforcement activities, and can adjust the requirement to be “well-capitalized” in the future.

(14) Stockholders’ Equity

The Company was authorized to repurchase up to $5.6 million of its common stock under the existing board-approved share repurchase program at June 30, 2020. The Company did not repurchase any of its common stock in the open market under the share repurchase program during the second quarter of 2020. Due to the current economic environment and the COVID-19 pandemic, the Company has suspended its stock repurchase program and no share repurchases are anticipated in the third quarter of 2020. In addition, the Company did not pay any dividends on its common stock and no dividends are anticipated in 2020.

(15) Commitments and Loss Contingencies

The Bank issues standby letters of credit which guarantee the performance of customers to third parties. The standby letters of credit issued and available at June 30, 2020 were approximately $4.4 million, expire over the next 12 months, and are collateralized primarily with commercial real estate mortgages. Since the conditions under which the

Bank is required to fund the standby letters of credit may not materialize, the cash requirements are expected to be less than the total outstanding commitments.

From time to time, the Company is party to legal proceedings arising out of its lending and deposit operations. The Company is, and expects to become, engaged in foreclosure proceedings, collection actions, and other litigation as part of its normal banking activities. Among the various current litigation matters, the Company is involved in a bankruptcy litigation claim where the bankruptcy trustee is attempting to recover $1.7 million related to the principal and interest payments made to the Bank prior to the bankruptcy filing of a former customer of the Bank.

The Company examines each legal matter, and, in those situations where it determines that a particular legal matter presents loss contingencies that are both probable and reasonably estimable, establishes an appropriate accrual. In many situations, the Company is not able to estimate reasonably possible losses due to the preliminary nature of the legal matter, as well as a variety of other factors and uncertainties. For those legal matters where the Company is able to estimate a range of reasonably possible losses, management currently estimates that the aggregate range of losses from all of the Company’s outstanding litigation is from $0 to $0.8 million in excess of the amounts accrued, if any. This estimated aggregate range is based on an assessment of the information currently available to the Company and the actual aggregate losses could be higher. However, the Company does not believe these losses are probable at this time. The Company reassesses all of its potential loss positions based on the available information each quarter and the estimated range of reasonably possible losses may change in the future. The Company typically vigorously pursues all available defenses related to litigation but may consider other alternatives, including settlement, in situations where there is an opportunity to resolve a legal matter on terms that are considered to be favorable to the Company when considering the continued expense and distraction of defending against any particular legal action.

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

(Dollars in thousands)	Home Federal Savings Bank	Other	Eliminations	Consolidated Total
At or for the six months ended June 30, 2020:
Interest income - external customers	$15,727	0	0	15,727
Non-interest income - external customers	6,065	0	0	6,065
Intersegment interest income	0	23	(23)	0
Intersegment non-interest income	117	4,358	(4,475)	0
Interest expense	1,660	0	(23)	1,637
Provision for loan losses	778	0	0	778
Non-interest expense	13,403	368	(117)	13,654
Income tax expense	1,710	(63)	0	1,647
Net income	4,358	4,076	(4,358)	4,076
Total assets	862,046	98,247	(97,510)	862,783

At or for the six months ended June 30, 2019:
Interest income - external customers	$16,031	0	0	16,031
Non-interest income - external customers	3,712	0	0	3,712
Intersegment non-interest income	117	4,780	(4,897)	0
Interest expense	1,519	0	0	1,519
Provision for loan losses	(1,032)	0	0	(1,032)
Non-interest expense	12,759	372	(117)	13,014
Income tax expense	1,834	(73)	0	1,761
Net income	4,780	4,481	(4,780)	4,481
Total assets	721,757	89,006	(87,996)	722,767

At or for the quarter ended June 30, 2020:
Interest income - external customers	$7,883	0	0	7,883
Non-interest income - external customers	3,594	0	0	3,594
Intersegment interest income	0	8	(8)	0
Intersegment non-interest income	58	2,834	(2,892)	0
Interest expense	753	0	(8)	745
Provision for loan losses	318	0	0	318
Non-interest expense	6,529	182	(58)	6,653
Income tax expense	1,101	(31)	0	1,070
Net income	2,834	2,691	(2,834)	2,691
Total assets	862,046	98,247	(97,510)	862,783

At or for the quarter ended June 30, 2019:
Interest income - external customers	$8,299	0	0	8,299
Non-interest income - external customers	2,021	0	0	2,021
Intersegment non-interest income	58	3,018	(3,076)	0
Interest expense	829	0	0	829
Provision for loan losses	(1,059)	0	0	(1,059)
Non-interest expense	6,427	198	(58)	6,567
Income tax expense	1,163	(42)	0	1,121
Net income	3,018	2,862	(3,018)	2,862
Total assets	721,757	89,006	(87,996)	722,767

Item 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Information

Safe Harbor Statement

This quarterly report and other reports filed by the Company with the SEC may contain forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are often identified by such forward-looking terminology as “expect,” “intend,” “look,” “believe,” “anticipate,” “estimate,” “project,” “continue,” “seek,” “may,” “will,” “would,” “could,” “should,” “trend,” “target,” and “goal” or similar statements or variations of such terms and include, but are not limited to, those relating to growing the Company’s core deposit relationships and loan balances; enhancing the financial performance of its core banking operations; maintaining credit quality; maintaining net interest margins; reducing non-performing assets; generating improved financial results; the adequacy and amount of available liquidity and capital resources to the Bank; the Company’s liquidity and capital requirements; its expectations for core capital and its strategies and potential strategies for maintenance thereof; improvements in loan production; changes in the size of the Bank’s loan portfolio; the anticipated impact of the COVID-19 pandemic and efforts to mitigate the same on the general economy, the Company’s clients, and the allowance for loan losses; the anticipated benefits that will be realized by its clients from government assistance programs related to the COVID-19 pandemic; the Company’s expectations relating to repurchases of its common stock during the COVID-19 pandemic; the amount of the Bank’s non-performing assets and the appropriateness of the allowance therefor; anticipated future levels of the provision for loan losses; future losses on non-performing non-accruing and purchased loans; the amount and composition of non-interest and interest bearing liabilities; the need for an availability of alternate funding sources; the payment of dividends or repurchases of stock by HMN; the amount of deposits that will be withdrawn from checking and money market accounts and how the withdrawn deposits will be replaced; requests for loan payment accommodations from borrowers; the projected changes in net interest income based on rate shocks; the range that interest rates may fluctuate over the next twelve months; the net market risk of interest rate shocks; the future outlook for the issuer of the trust preferred securities held by the Bank; the anticipated results of litigation and the Company’s assessment of the impact on its financial statements; the ability of the Bank to pay dividends to HMN; the ability to remain well capitalized; the impact of new accounting pronouncements; and compliance by the Bank with regulatory standards generally (including the Bank’s status as “well-capitalized”) and other supervisory directives or requirements to which the Company or the Bank are or may become expressly subject and possible responses of the OCC, Board of Governors of the Federal Reserve System, the Bank, and the Company due to any failure to comply with any such regulatory standard, directive, or requirement.

A number of factors, many of which are, and will continue to be, amplified by the COVID-19 pandemic and efforts to mitigate the same, could cause actual results to differ materially from the Company’s assumptions and expectations. These include but are not limited to the adequacy and marketability of real estate and other collateral securing loans to borrowers; federal and state regulation and enforcement; possible legislative and regulatory changes, including changes to regulatory capital rules; the ability of the Bank to comply with other applicable regulatory capital requirements; enforcement activity of the OCC and the Federal Reserve Bank in the event of non-compliance with any applicable regulatory standard or requirement; adverse economic, business and competitive developments such as continued shrinking interest margins, reduced collateral values, deposit outflows, changes in credit or other risks posed by the Company’s loan and investment portfolios; changes in costs associated with traditional and alternate funding sources, including changes in collateral advance rates and policies of the FHLB and the Federal Reserve Bank; technological, computer-related or operational difficulties including those from any third party cyberattack; results of litigation; reduced demand for financial services and loan products; changes in accounting policies and guidelines, or monetary and fiscal policies of the federal government or tax laws; domestic and international economic developments; the Company’s access to and adverse changes in securities markets; the market for credit related assets; the future operating results, financial condition, cash flow requirements and capital spending priorities of the Company and the Bank; the availability of internal and, as required, external sources of funding; the Company’s ability to attract and retain employees; or other significant uncertainties. Additional factors that may cause actual results to differ from the Company’s assumptions and expectations include those set forth in the Company’s most recent filings on Form 10-K and on Form 10-Q filed with the SEC. All forward-looking statements are qualified by, and should be considered in conjunction with, such cautionary statements. For additional discussion of the risks and uncertainties applicable to the Company, see the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A of its subsequently filed quarterly reports on Form 10-Q. All statements in this Form 10-Q, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no duty to update any of the forward-looking statements after the date of this quarterly report on Form 10-Q.

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

The Company maintains significant net deferred tax assets for deductible temporary differences, the largest of which relates to the allowance for loan losses. For tax purposes only the net charge-offs are deductible while the entire provision for loan losses is used to determine book income. A deferred tax asset is created because of the timing difference of when the expense is recognized for book and tax purposes. Under GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that the deferred tax asset will not be realized. The determination of the ability to realize the deferred tax assets is highly subjective and dependent upon management’s judgment and evaluation of both positive and negative evidence, including the forecasts of future income, tax planning strategies, and assessments of the current and future economic and business conditions. The positive evidence considered includes the Company’s cumulative net income in the prior three year period, the ability to implement tax planning strategies to accelerate taxable income recognition, and the probability that taxable income will be generated in future periods. The Company could not currently identify any negative evidence. It is possible that future conditions may differ substantially from those anticipated in determining that no valuation allowance was required on deferred tax assets and adjustments may be required in the future.

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

COVID-19 Pandemic

The spread of COVID-19 has slowed the economic activity in many countries, including the United States, in the first six months of 2020. Millions of Americans have at some point been ordered to stay home, including those residing in the states of Minnesota and Wisconsin, and many businesses have been ordered to be closed in order to reduce the spread of COVID-19. These orders have severely reduced the flow of commerce which has reduced, or entirely eliminated, the revenue streams for many small businesses. This reduction in income has forced many small businesses to close temporarily or furlough employees. The Company has also been impacted by the disruption in economic activity that has occurred. The Bank has implemented the following measures in response to COVID-19:

●

The Bank temporarily closed the lobbies in all of its locations and for a period of time conducted business entirely through the drive ups at the branches that have them. Branches without drive up facilities were closed for a period of time in order to meet the social distancing guidelines recommended by health officials. Beginning on June 22, 2020 the Bank re-opened all of its lobbies, except the Marshalltown, Iowa location, to walk-in services during limited hours while continuing to offer drive up service during normal business hours. The Bank continues to encourage its customers to conduct business through its on-line loan and deposit account services as well as the ATM and night drop facilities that are available at its branches.

●

None of the Bank’s market areas are currently under a stay-at-home order. However, bank employees who are able to perform their duties remotely continue to work from their homes and the majority of the corporate staff is currently working from home.

●

The Bank’s regulators issued the Interagency Statement on Loan Modification and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus on April 7, 2020. In accordance with the regulatory guidance, the Bank offered loan payment accommodations to certain customers by deferring the loan payments for up to six months on their outstanding loans with the Bank. At June 30, 2020, the Bank had deferred payments on loans to existing customers in the amount of $119.1 million. See additional information on deferred loan payments in Note 9 – Allowance for Loan Losses and Credit Quality Information. Requests for loan payment accommodations from borrowers subsequent to June 30, 2020 have been minimal and the Bank does not anticipate that the deferred loan balances will materially increase from the balance at June 30, 2020.

●

The Bank actively participated in helping businesses that were negatively impacted by COVID-19 and that applied for forgivable loans under the Paycheck Protection Program (PPP) in connection with the Coronavirus Aid, Relief, and Economic Security Act (CARES Act). The CARES Act, which was signed into law on March 27, 2020, allocated $349 billion in funding to help small businesses that were negatively impacted by the COVID-19 pandemic. As of June 30, 2020 the Bank had processed 409 loans totaling $53.1 million under the program. Origination fees associated with these loans totaled $2.0 million and will be recognized into income over the lives of the related loans. The Bank does not anticipate originating any material amounts of additional PPP loans subsequent to June 30, 2020. The Company does, however, continue to help clients that received PPP loans navigate the application process to get the appropriate amount of their loans forgiven in accordance with the program requirements.

The extent of the impact of COVID-19 on the Company is difficult to determine as it is not clear how long the reduced economic activity will persist, when, or if, a vaccine for COVID-19 will be developed, when, or if, businesses will re-hire those workers displaced by the pandemic, or what the long-term implications will be on customer behaviors as a result of the pandemic, among other factors. Up to this point, the Company has not seen a negative impact on its deposit relationships as many of its clients have been able to conduct their business with the Bank through the drive ups, ATMs, night drop, on-line banking website, or by using its mobile banking app. The impact on the Bank’s loan portfolio is also unclear for many of the same reasons, however, the Bank is encouraged by the number of existing clients that obtained PPP loans.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2020 COMPARED TO THE SAME PERIODS ENDED JUNE 30, 2019

Net Income

Net income for the second quarter of 2020 was $2.7 million, a decrease of $0.2 million, compared to net income of $2.9 million for the second quarter of 2019. Diluted earnings per share for the second quarter of 2020 was $0.58, a decrease of $0.04 from the diluted earnings per share of $0.62 for the second quarter of 2019. The decrease in net income was primarily because of the $1.4 million increase in the provision for loan losses between the periods. The provision for loan losses increased between the periods primarily because of the decrease in the recoveries received in the current period when compared to the same period of 2019 and also because of the changes in the economic environment related to the disruption in business activity as a result of the COVID-19 pandemic. Net interest income also decreased $0.4 million primarily because of a decrease in the yields earned on interest earning assets as a result of the decrease in the average prime rate between the periods. These decreases in net income were partially offset by a $1.6 million increase in other non-interest income due primarily to an increase in the gain on sales of mortgage loans between the periods. The increase in the gain on sales of mortgage loans was due to the increase in mortgage loan refinance activity in the current period as a result of the lower interest rate environment between the periods.

Net income was $4.1 million for the six month period ended June 30, 2020, a decrease of $0.4 million, or 9.0%, compared to net income of $4.5 million for the six month period ended June 30, 2019. Diluted earnings per share for the six month period ended June 30, 2020 was $0.88, a decrease of $0.09 per share compared to diluted earnings per share of $0.97 for the same period in 2019. The decrease in net income was primarily because of the $1.8 million increase in the provision for loan losses between the periods. The provision for loan losses increased between the periods primarily because of the decrease in recoveries received in the current period when compared to the same period of 2019 and also because of the changes in the economic environment related to the disruption in business activity as a result of the COVID-19 pandemic. Non-interest expenses also increased $0.6 million between the periods primarily because of an increase in expenses for professional services and compensation and benefits. Net income also decreased because of the $0.4 million decrease in net interest income primarily because of a decrease in the yields earned on interest earning assets as a result of the decrease in the average prime rate between the periods. These decreases in net income were partially offset by the $2.4 million increase in other non-interest income due primarily to an increase in the gain on sales of mortgage loans between the periods. The increase in the gain on sales of mortgage loans was due to the increase in mortgage loan refinance activity in the current period as a result of the lower interest rate environment between the periods.

Net Interest Income

Net interest income was $7.1 million for the second quarter of 2020, a decrease of $0.4 million, or 4.4%, compared to $7.5 million for the second quarter of 2019. Interest income was $7.9 million for the second quarter of 2020, a decrease of $0.4 million, or 5.0%, from $8.3 million for the second quarter of 2019. Interest income decreased despite the $115.7 million increase in the average interest-earning assets between the periods primarily because of the decrease in the average yield earned on interest-earning assets. The average yield earned on interest-earning assets was 3.94% for the second quarter of 2020, a decrease of 89 basis points from 4.83% for the second quarter of 2019. The decrease in the average yield is primarily related to the decrease in the average prime rate between the periods.

Interest expense was $0.7 million for the second quarter of 2020, a decrease of $0.1 million, or 10.1%, compared to $0.8 million for the second quarter of 2019. Interest expense decreased despite the $114.4 million increase in the average interest-bearing liabilities and non-interest bearing deposits between the periods primarily because of the decrease in the average interest rate paid on deposits. The average interest rate paid on interest-bearing liabilities and non-interest bearing deposits was 0.40% for the second quarter of 2020, a decrease of 13 basis points from 0.53% for the second quarter of 2019. The decrease in the interest paid on interest-bearing liabilities was primarily because of the decrease in the average federal funds rate between the periods.

Net interest margin (net interest income divided by average interest-earning assets) for the second quarter of 2020 was 3.57%, a decrease of 78 basis points, compared to 4.35% for the second quarter of 2019. The decrease in the net interest margin is primarily related to the decrease in the average yield earned on interest-earning assets as a result of the prime rate decreases that occurred between the periods.

Net interest income was $14.1 million for the first six months of 2020, a decrease of $0.4 million, or 2.9%, compared to $14.5 million for the same period of 2019. Interest income was $15.7 million for the first six months of 2020, a decrease of $0.3 million, or 1.9%, from $16.0 million for the first six months of 2019. Interest income decreased despite the $82.6 million increase in the average interest-earning assets between the periods primarily because of the decrease in the average yield earned on interest-earning assets. The average yield earned on interest-earning assets was 4.09% for the first six months of 2020, a decrease of 59 basis points from 4.68% for the same period of 2019. The decrease in the average yield is primarily related to the decrease in the average prime rate between the periods.

Interest expense was $1.6 million for the first six months of 2020, an increase of $0.1 million, or 7.8%, compared to $1.5 million for the same period of 2019. The average interest rate paid on interest-bearing liabilities and non-interest bearing deposits was 0.47% for the first six months of 2020, a decrease of 2 basis points from 0.49% for the first six months of 2019. The increase in the interest paid on interest-bearing liabilities was primarily because of the $79.7 million increase in the average interest-bearing liabilities and non-interest bearing deposits between the periods.

Net interest margin (net interest income divided by average interest-earning assets) for the first six months of 2020 was 3.66%, a decrease of 57 basis points, compared to 4.23% for the first six months of 2019. The decrease in the net interest margin is primarily related to the decrease in the average yield earned on interest-earning assets as a result of the prime rate decreases that occurred between the periods.

A summary of the Company’s net interest margin for the three and six month periods ended June 30, 2020 and 2019 is as follows:

	For the three month period ended
	June 30, 2020			June 30, 2019
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
Interest-earning assets:
Securities available for sale	$96,241	436	1.82%	$78,393	348	1.78%
Loans held for sale	8,736	67	3.07	2,482	27	4.36
Mortgage loans, net	129,584	1,306	4.05	113,786	1,247	4.40
Commercial loans, net	455,330	5,293	4.68	407,854	5,677	5.58
Consumer loans, net	64,864	761	4.72	73,777	950	5.16
Other	49,435	20	0.16	12,161	50	1.62
Total interest-earning assets	804,190	7,883	3.94	688,453	8,299	4.83

Interest-bearing liabilities and non-interest bearing deposits:
NOW accounts	112,605	30	0.11	96,579	25	0.10
Savings accounts	88,528	16	0.07	80,013	16	0.08
Money market accounts	204,939	201	0.39	168,605	306	0.73
Certificates	119,722	498	1.67	118,893	475	1.60
Advances and other borrowings	0	0	0.00	1,152	7	2.54
Total interest-bearing liabilities	525,794			465,242
Non-interest checking	209,194			155,921
Other non-interest bearing deposits	2,142			1,610
Total interest-bearing liabilities and non-interest bearing deposits	$737,130	745	0.40	$622,773	829	0.53
Net interest income		$7,138			$7,470
Net interest rate spread			3.54%			4.30%
Net interest margin			3.57%			4.35%

	For the six month period ended
	June 30, 2020			June 30, 2019
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
Interest-earning assets:
Securities available for sale	$99,755	937	1.89%	$78,592	686	1.76%
Loans held for sale	5,745	91	3.18	1,838	39	4.30
Mortgage loans, net	128,409	2,581	4.04	114,814	2,508	4.41
Commercial loans, net	432,556	10,390	4.83	404,399	10,737	5.35
Consumer loans, net	66,641	1,605	4.84	73,178	1,885	5.19
Other	40,844	123	0.61	18,549	176	1.91
Total interest-earning assets	773,950	15,727	4.09	691,370	16,031	4.68

Interest-bearing liabilities and non-interest bearing deposits:
NOW accounts	107,949	61	0.11	97,132	49	0.10
Savings accounts	84,839	32	0.07	79,259	31	0.08
Money market accounts	197,718	494	0.50	175,052	576	0.66
Certificates	121,746	1,050	1.73	116,558	856	1.48
Advances and other borrowings	0	0	0.00	579	7	2.54
Total interest-bearing liabilities	512,252			468,580
Non-interest checking	191,590			156,185
Other non-interest bearing deposits	2,468			1,835
Total interest-bearing liabilities and non-interest bearing deposits	$706,310	1,637	0.47	$626,600	1,519	0.49
Net interest income		$14,090			$14,512
Net interest rate spread			3.62%			4.19%
Net interest margin			3.66%			4.23%

Provision for Loan Losses

The provision for loan losses was $0.3 million for the second quarter of 2020, an increase of $1.4 million compared to ($1.1) million for the second quarter of 2019. The provision for loan losses increased between the periods primarily because of the decrease in the recoveries received in the current period when compared to the same period of 2019 and also because of the changes in the economic environment related to the disruption in business activity as a result of the COVID-19 pandemic. The amount of the increase in the allowance for loan losses related to the economic environment was based, in part, on the amount of loans to borrowers that had their loan payments deferred because they had been negatively impacted by the pandemic. At June 30, 2020, the Bank had $119.1 million of loans to borrowers who had their loan payments deferred for up to six months.

The allowance for loan losses is made up of general reserves based on the Company’s past loan loss history, specific reserves on impaired loans, and qualitative reserves for other items determined to have a potential impact on future loan losses. The qualitative increase to the allowance for loan losses related to the current economic environment and charge offs were partially offset by improvements in other qualitative reserves and a reduction in the specific reserves required on certain classified loans. The reduction in the specific reserves was primarily related to one classified loan that had its risk rating upgraded which reduced the required reserve by $0.4 million and two other classified loans that paid off during the three and six month periods which reduced the required reserves for these loans by $0.2 million.

A reconciliation of the Company’s allowance for loan losses for the three and six month periods ended June 30, 2020 and 2019 and a breakout between the general and specific reserves for the same periods is summarized as follows:

(Dollars in thousands)	2020	2019
Balance at March 31,	$9,036	8,673
Provision	318	(1,059)
Charge offs:
Consumer	(34)	(7)
Commercial real estate	(730)	0
Commercial business	0	(826)
Recoveries	59	1,843
Balance at June 30,	$8,649	8,624
Allocated to:
General allowance	$8,495	7,856
Specific allowance	154	768
	$8,649	8,624

(Dollars in thousands)	2020	2019
Balance at January 1,	$8,564	8,686
Provision	778	(1,032)
Charge offs:
Consumer	(45)	(46)
Commercial real estate	(730)	0
Commercial business	0	(869)
Recoveries	82	1,885
Balance at June 30,	$8,649	8,624

The $0.7 million of commercial real estate charge offs during the three and six month periods ending June 30, 2020 relates to a commercial property in the transportation industry whose tenant filed for bankruptcy and the appraised value of the property decreased. The $0.8 million and $0.9 million in commercial business loan charge offs in the three and six month periods ending June 30, 2019 relates primarily to two commercial business loans that were charged off due to the bankruptcy filing of the borrowers. The $1.8 million and $1.9 million of recoveries in the three and six month periods ending June 30, 2019 relates primarily to the repayment of a commercial real estate loan of which $1.7 million had previously been charged off.

Non-Interest Income

Non-interest income was $3.6 million for the second quarter of 2020, an increase of $1.6 million, or 77.8%, from $2.0 million for the second quarter of 2019. Gain on sales of loans increased $1.8 million between the periods primarily because of an increase in single family loan originations and sales. Fees and services charges decreased $0.1 million between the periods due primarily to a decrease in the overdraft fees collected. Other non-interest income decreased slightly due to a decrease in the fees earned on the sale of uninsured investment products between the periods. Loan servicing fees decreased slightly between the periods due to a decrease in the aggregate balances of commercial loans that were being serviced for others.

Non-interest income was $6.1 million for the first six months of 2020, an increase of $2.4 million, or 63.4%, from $3.7 million for the first six months of 2019. Gain on sales of loans increased $2.5 million between the periods primarily because of an increase in single family loan originations and sales. Fees and services charges decreased $0.1 million between the periods due primarily to a decrease in the overdraft fees collected. Other non-interest income decreased slightly due to an increase in the losses realized on equity investments between the periods. Loan servicing fees decreased slightly between the periods due to a decrease in the aggregate balances of commercial loans that were being serviced for others.

Non-Interest Expense

Non-interest expense was $6.7 million for the second quarter of 2020, an increase of $0.1 million, or 1.3%, from $6.6 million for the second quarter of 2019. Professional services expense increased $0.1 million between the periods primarily because of an increase in legal expenses relating to an ongoing bankruptcy litigation claim. Compensation and benefits expense increased $0.1 million primarily because of an increase in the accrual for unused employee paid time off. Occupancy and equipment costs increased slightly between the periods due to an increase in depreciation and non-capitalized software costs. Data processing costs increased slightly between the periods due to an increase in internet and mobile banking expenses. These increases in non-interest expense were partially offset by the $0.1 million decrease in other non-interest expense due to a decrease in advertising expenses between the periods.

Non-interest expense was $13.7 million for the first six months of 2020, an increase of $0.7 million, or 4.9%, from $13.0 million for the first six months of 2019. Professional services expense increased $0.3 million between the periods primarily because of an increase in legal expenses relating to an ongoing bankruptcy litigation claim. Compensation and benefits expense increased $0.2 million primarily because of an increase in the accrual for unused employee paid time off. Occupancy and equipment costs increased $0.1 million between the periods due to an increase in depreciation and non-capitalized software costs. Data processing costs increased slightly between the periods due to an increase in internet and mobile banking expenses. Other non-interest expense increased slightly because of an increase in mortgage servicing expenses due to the increased refinancing activity of serviced loans between the periods.

Income Taxes

Income tax expense was $1.1 million for both the second quarter of 2020 and the second quarter of 2019. Income tax expense was $1.6 million for the first six months of 2020, a decrease of $0.2 million from $1.8 million the first six months of 2019. The decrease in income tax expense between the six month periods is primarily the result of a decrease in pre-tax income.

FINANCIAL CONDITION

Non-Performing Assets

The following table summarizes the amounts and categories of non-performing assets in the Bank’s portfolio and loan delinquency information as of the end of the three most recently completed quarters.

	June 30,	March 31,	December 31,
(Dollars in thousands)	2020	2020	2019
Non-Performing Loans:
Single family	$390	$647	$617
Commercial real estate	1,579	734	184
Consumer	475	491	659
Commercial business	27	40	621
Total	2,471	1,912	2,081

Foreclosed and Repossessed Assets:
Single family	269	269	166
Commercial real estate	414	414	414
Total non-performing assets	$3,154	$2,595	$2,661
Total as a percentage of total assets	0.37%	0.33%	0.34%
Total non-performing loans	$2,471	$1,912	$2,081
Total as a percentage of total loans receivable, net	0.37%	0.31%	0.35%
Allowance for loan loss to non-performing loans	349.92%	472.54%	411.45%

Delinquency Data:
Delinquencies (1)
30+ days	$775	$1,464	$1,167
90+ days	0	0	0
Delinquencies as a percentage of loan portfolio (1)
30+ days	0.11%	0.23%	0.19%
90+ days	0.00%	0.00%	0.00%

(1)	Excludes non-accrual loans.

Total non-performing assets were $3.2 million at June 30, 2020, an increase of $0.6 million, or 21.5%, from $2.6 million at March 31, 2020 and an increase of $0.5 million, or 18.5%, from $2.7 million at December 31, 2019. Non-performing loans increased $0.6 million and $0.4 million for the three and six month periods ending June 30, 2020, respectively. Foreclosed and repossessed assets did not change during the second quarter of 2020 but increased $0.1 million during the first six months of 2020.

Dividends

The declaration of dividends to the Company’s shareholders is subject to, among other things, the Company's financial condition and results of operations, the Bank's compliance with regulatory capital requirements and other regulatory restrictions, tax considerations, industry standards, economic conditions, general business practices and other factors. The Company has not made any dividend payments to common stockholders during the three year period ended June 30, 2020 and due to the current economic conditions, it is not anticipated that dividends will be paid in 2020.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2020, the net cash provided by operating activities was $6.8 million. The Company collected $30.9 million from called or maturing securities, purchased securities of $25.1 million, and received $6.0 million in principal repayments on securities. The Company purchased $0.1 million in FHLB stock and purchased $0.3 million of premises and equipment. Net loans receivable increased $74.8 million and the Company had a net increase in deposit balances of $78.9 million. The Company also purchased $0.4 million of treasury stock and paid out customer escrows of $0.6 million.

The Company has certificates of deposit with outstanding balances of $79.0 million that mature over the next 12 months. Based upon past experience, management anticipates that the majority of the deposits will renew for another term. The Company believes that cash outflow from certificates that do not renew will be replaced with other deposits or FHLB advances. Federal Reserve Bank borrowings or proceeds from the sale of securities could also be used to fund unanticipated outflows of certificates of deposits.

The Company had four deposit customers that individually had aggregate deposits greater than $5.0 million as of June 30, 2020. The $59.3 million in funds held by these customers may be withdrawn at any time, but management believes that the majority of these deposits will not be withdrawn from the Bank over the next twelve months. If these deposits are withdrawn, it is anticipated that they would be replaced with deposits from other customers or FHLB advances. Federal Reserve Bank borrowings or proceeds from the sale of securities could also be used to replace unanticipated outflows of large checking and money market deposits.

The Company had the ability to borrow $169.6 million from the FHLB at June 30, 2020, based on the collateral value of the loans pledged. The credit policy of the FHLB relating to the collateral value of the loans collateralizing the available line of credit with the FHLB may change such that the current collateral pledged to secure future advances is no longer acceptable or the formulas for determining the excess pledged collateral may change. The FHLB could also reduce the amount of funds it will lend to the Bank. It is not anticipated that the Bank will need to find alternative funding sources in the next twelve months to replace the available borrowings from the FHLB. However, if needed, excess collateral currently pledged to the FHLB could be pledged to the Federal Reserve Bank and the Bank could borrow additional funds from the Federal Reserve Bank based on the increased collateral levels or obtain additional deposits.

The Company’s primary source of cash is dividends from the Bank. At June 30, 2020, the Company had $7.1 million in cash and other assets that could readily be turned into cash. The primary use of cash by the Company is the payment of operating expenses.

The Company also serves as a source of capital, liquidity, and financial support to the Bank. Depending upon the operating performance of the Bank and the Company’s other liquidity and capital needs, including Company level expenses, the Company may find it prudent, subject to prevailing capital market conditions and other factors, to raise additional capital through issuance of its common stock or other equity securities. Additional capital would also potentially permit the Company to implement a strategy of growing Bank assets. Depending on the circumstances, if it were to raise capital, the Company may deploy it to the Bank for general banking purposes or may retain some or all of it for use by the Company.

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

The following table discloses the projected changes in the market value of the Company’s interest-earning assets and interest-bearing liabilities based upon incremental 100 basis-point changes in interest rates from interest rates in effect on June 30, 2020.

	Market Value
(Dollars in thousands)
Basis point change in interest rates	-200	-100	0	+100	+200
Total market risk sensitive assets	$856,939	857,878	851,969	835,966	820,539
Total market risk sensitive liabilities	829,487	806,366	759,401	716,748	680,073
Off-balance sheet financial instruments	1,848	975	0	1,238	2,367
Net market risk	$25,604	50,537	92,568	117,980	138,099
Percentage change from current market value	(72.34)%	(45.41)%	0.00%	27.45%	49.19%

The preceding table was prepared utilizing a model using the following assumptions (the Model Assumptions) regarding prepayment and decay ratios that were determined by management based upon their review of historical prepayment speeds and future prepayment projections. Fixed rate loans were assumed to prepay at annual rates of between 2% to 50%, depending on the note rate and the period to maturity. Adjustable rate mortgages (ARMs) were assumed to prepay at annual rates of between 5% and 56%, depending on the note rate and the period to maturity. Mortgage-backed securities were projected to have prepayments based upon the underlying collateral securing the instrument. Certificate accounts were assumed not to be withdrawn until maturity. Passbook accounts and money market accounts were assumed to decay at an annual rate of 6% and 8%, respectively. Retail checking accounts, commercial checking accounts and money market accounts were assumed to decay at annual rates of 10%, 9% and 13%, respectively. Callable investments were projected to be called at the first call date where the projected interest rate on similar remaining term instruments was less than the interest rate on the callable investment.

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

(Dollars in thousands)
Rate Shock in Basis Points	Projected Change in Net Interest Income	Percentage Change
+200	$2,477	8.75%
+100	1,157	4.09
0	0	0.00
-100	(945)	(3.34)
-200	(1,858)	(6.56)

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

ITEM 1A.          Risk Factors.

The updated risks described below and those identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC, under “Part 1, Item 1A. Risk Factors” could affect the Company’s financial performance and could cause its actual results for future periods to differ materially from its anticipated results or other expectations, including those expressed in any forward-looking statements made in this Quarterly Report on Form 10-Q.

The recent global COVID-19 outbreak is harming the Company’s business and results of operations.

In December 2019, a COVID-19 outbreak was reported in China, and, in March 2020, the World Health Organization declared it a pandemic. Since that time, the COVID-19 has spread throughout the United States, including in the regions and communities in which the Company operates. In response, many state and local governments, including the states of Minnesota and Wisconsin, had instituted emergency restrictions that substantially limited the operation of non-essential businesses and the activities of individuals, although many states have begun phased re-opening and lifting such emergency restrictions. However, several states that began re-openings have re-implemented restrictions in response to a surge in COVID-19 cases. The extent, duration, and magnitude of the COVID-19 pandemic is highly uncertain and will continue to depend on future developments. These restrictions could result in significant adverse effects on the Bank’s borrowers and many different types of small and mid-sized businesses within the Company’s client base, particularly those in the retail, hospitality and food and beverage industries, among many others, and has resulted in a significant number of layoffs and furloughs of employees nationwide and in the regions and communities in which the Company operates. The ultimate effect of COVID-19 on the local or broader economy is not known nor is the ultimate length of the restrictions described and any accompanying effects. Moreover, the Federal Reserve has taken action to lower the Federal Funds rate, which may negatively affect interest income and, therefore, earnings, financial condition and results of operation of the Company.

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

ITEM 2.          Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to purchases made by the Company of its own stock during the second quarter of 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs (a)
April 1, 2020 to April 30, 2020	0	$	N/A	0	$5,640,000
May 1, 2020 to May 31, 2020	0		N/A	0	$5,640,000
June 1, 2020 to June 30, 2020	0		N/A	0	$5,640,000
Total	0	$	N/A	0	$5,640,000

(a) On November 28, 2018, the Board of Directors announced a share repurchase program pursuant to which the Company may purchase shares of its common stock for an aggregate purchase price not to exceed $6.0 million. The share repurchase program does not obligate the Company to purchase any shares and has no set expiration date. Due to the current economic environment and the COVID-19 pandemic, the Company has suspended its stock repurchase program and no repurchases were made in the second quarter of 2020.

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

101

Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended June 30, 2020, filed with the SEC on July 31, 2020, formatted in Extensible Business Reporting Language (XBRL); (i) the Consolidated Balance Sheets at June 30, 2020 and December 31, 2019, (ii) the Consolidated Statements of Comprehensive Income for the Three Months and Six Months Ended June 30, 2020 and 2019, (iii) the Consolidated Statements of Stockholders’ Equity for the Three and Six Month Periods Ended June 30, 2020 and 2019, (iv) the Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2020 and 2019, and (v) Notes to Consolidated Financial Statements.

Filed Electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HMN FINANCIAL, INC.
Registrant

Date:	July 31, 2020	/s/ Bradley Krehbiel
Bradley Krehbiel, President and Chief Executive Officer (Principal Executive Officer)

Date:	July 31, 2020	/s/ Jon Eberle
Jon Eberle, Senior Vice President and Chief Financial Officer (Principal Financial Officer)