Form 10-Q
period 2020-09-30
HMN FINANCIAL INC
filed 2020-10-30
CIK 921183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 0-2410

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at October 26, 2020
Common stock, $0.01 par value	4,836,359

HMN FINANCIAL, INC.

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Part I – FINANCIAL INFORMATION

Item 1: Financial Statements

HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30,	December 31,
(Dollars in thousands, except per share data)	2020	2019
	(unaudited)
Assets
Cash and cash equivalents	$76,027	44,399
Securities available for sale:
Mortgage-backed and related securities (amortized cost $69,826 and $54,777)	71,458	54,851
Other marketable securities (amortized cost $46,874 and $52,751)	47,106	52,741
	118,564	107,592

Loans held for sale	7,225	3,606
Loans receivable, net	670,297	596,392
Accrued interest receivable	4,236	2,251
Mortgage servicing rights, net	2,880	2,172
Premises and equipment, net	10,342	10,515
Goodwill	802	802
Core deposit intangible	82	156
Prepaid expenses and other assets	6,798	8,052
Deferred tax asset, net	1,199	1,702
Total assets	$898,452	777,639

Liabilities and Stockholders’ Equity
Deposits	$787,023	673,870
Accrued interest payable	225	420
Customer escrows	1,857	2,413
Accrued expenses and other liabilities	8,204	8,288
Total liabilities	797,309	684,991
Commitments and contingencies
Stockholders’ equity:
Serial preferred stock ($.01 par value): authorized 500,000 shares; issued 0	0	0
Common stock ($.01 par value): authorized 16,000,000 shares; issued 9,128,662	91	91
Additional paid-in capital	40,393	40,365
Retained earnings, subject to certain restrictions	114,724	107,547
Accumulated other comprehensive income	1,343	46
Unearned employee stock ownership plan shares	(1,498)	(1,643)
Treasury stock, at cost 4,292,303 and 4,284,840 shares	(53,910)	(53,758)
Total stockholders’ equity	101,143	92,648
Total liabilities and stockholders’ equity	$898,452	777,639

 See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2020	2019	2020	2019
Interest income:
Loans receivable	$7,489	7,428	22,156	22,597
Securities available for sale:
Mortgage-backed and related	271	56	825	146
Other marketable	163	309	546	905
Other	26	205	149	381
Total interest income	7,949	7,998	23,676	24,029

Interest expense:
Deposits	656	906	2,293	2,418
Federal Home Loan Bank advances and other borrowings	0	0	0	7
Total interest expense	656	906	2,293	2,425
Net interest income	7,293	7,092	21,383	21,604
Provision for loan losses	770	(420)	1,548	(1,452)
Net interest income after provision for loan losses	6,523	7,512	19,835	23,056

Non-interest income:
Fees and service charges	753	820	2,136	2,305
Loan servicing fees	347	324	976	957
Gain on sales of loans	3,005	845	6,503	1,835
Other	291	238	846	842
Total non-interest income	4,396	2,227	10,461	5,939

Non-interest expense:
Compensation and benefits	3,916	3,849	11,762	11,496
Occupancy and equipment	1,101	1,142	3,335	3,284
Data processing	334	319	963	925
Professional services	241	428	1,175	1,081
Other	1,004	1,009	3,015	2,975
Total non-interest expense	6,596	6,747	20,250	19,761
Income before income tax expense	4,323	2,992	10,046	9,234
Income tax expense	1,222	916	2,869	2,677
Net income	3,101	2,076	7,177	6,557
Other comprehensive income (loss), net of tax	(202)	149	1,297	1,075
Comprehensive income available to common shareholders	$2,899	2,225	8,474	7,632
Basic earnings per share	$0.67	0.45	1.55	1.42
Diluted earnings per share	$0.67	0.45	1.54	1.41

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(unaudited)

					Unearned
					Employee
				Accumulated	Stock		Total
		Additional		Other	Ownership		Stock-
	Common	Paid-in	Retained	Comprehensive	Plan	Treasury	Holders’
(Dollars in thousands)	Stock	Capital	Earnings	Income	Shares	Stock	Equity

Balance, June 30, 2020	$91	40,312	111,623	1,545	(1,546)	(53,910)	98,115
Net income			3,101				3,101
Other comprehensive loss				(202)			(202)
Amortization of restricted stock awards		54					54
Earned employee stock ownership plan shares		27			48		75
Balance, September 30, 2020	$91	40,393	114,724	1,343	(1,498)	(53,910)	101,143

Balance, December 31, 2019	$91	40,365	107,547	46	(1,643)	(53,758)	92,648
Net income			7,177				7,177
Other comprehensive gain				1,297			1,297
Stock repurchases						(360)	(360)
Restricted stock awards		(268)				268	0
Stock awards withheld for tax withholding						(60)	(60)
Amortization of restricted stock awards		184					184
Earned employee stock ownership plan shares		112			145		257
Balance, September 30, 2020	$91	40,393	114,724	1,343	(1,498)	(53,910)	101,143

					Unearned
					Employee
				Accumulated	Stock		Total
		Additional		Other	Ownership		Stock-
	Common	Paid-in	Retained	Comprehensive	Plan	Treasury	Holders’
(Dollars in thousands)	Stock	Capital	Earnings	Loss	Shares	Stock	Equity

Balance, June 30, 2019	$91	40,153	104,235	(170)	(1,740)	(53,758)	88,811
Net income			2,076				2,076
Other comprehensive gain				149			149
Amortization of restricted stock awards		48					48
Earned employee stock ownership plan shares		58			48		106
Balance, September 30, 2019	$91	40,259	106,311	(21)	(1,692)	(53,758)	91,190

Balance, December 31, 2018	$91	40,090	99,754	(1,096)	(1,836)	(53,856)	83,147
Net income			6,557				6,557
Other comprehensive gain				1,075			1,075
Stock compensation expense		1					1
Restricted stock awards		(143)				143	0
Stock awards withheld for tax withholding						(45)	(45)
Amortization of restricted stock awards		138					138
Earned employee stock ownership plan shares		173			144		317
Balance, September 30, 2019	$91	40,259	106,311	(21)	(1,692)	(53,758)	91,190

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2020	2019
Cash flows from operating activities:
Net income	$7,177	6,557
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	1,548	(1,452)
Depreciation	785	838
Amortization of premiums (discounts), net	119	(10)
Amortization of deferred loan fees	(350)	(153)
Amortization of core deposit intangible	74	74
Amortization of purchased asset fair value adjustments	(26)	(29)
Amortization of mortgage servicing rights	1,002	535
Capitalized mortgage servicing rights	(1,710)	(674)
Securities losses (gains), net	40	(42)
(Gain) loss on sale of premises and equipment	(6)	20
Gain on sales of real estate	(129)	0
Gain on sales of loans	(6,503)	(1,835)
Proceeds from sales of loans held for sale	202,243	77,289
Disbursements on loans held for sale	(195,571)	(75,833)
Amortization of restricted stock awards	184	138
Amortization of unearned Employee Stock Ownership Plan shares	145	144
Earned Employee Stock Ownership Plan shares priced above original cost	112	173
Stock option compensation expense	0	1
(Increase) decrease in accrued interest receivable	(1,985)	139
(Decrease) increase in accrued interest payable	(195)	31
Decrease in other assets	1,379	1,285
(Decrease) increase in other liabilities	(170)	923
Other, net	6	22
Net cash provided by operating activities	8,169	8,141
Cash flows from investing activities:
Principal collected on securities available for sale	11,050	1,347
Proceeds collected on maturities of securities available for sale	30,875	10,400
Purchases of securities available for sale	(51,218)	(15,246)
Purchase of Federal Home Loan Bank stock	(79)	(1,040)
Redemption of Federal Home Loan Bank stock	0	1,054
Proceeds from sales of real estate	434	0
Net (increase) decrease in loans receivable	(79,174)	1,008
Proceeds from sale of premises and equipment	63	195
Purchases of premises and equipment	(669)	(1,748)
Net cash used by investing activities	(88,718)	(4,030)
Cash flows from financing activities:
Increase in deposits	113,153	36,256
Common Stock purchased	(360)	0
Stock awards withheld for tax withholding	(60)	(45)
Proceeds from borrowings	0	26,000
Repayment of borrowings	0	(26,000)
(Decrease) increase in customer escrows	(556)	1,476
Net cash provided by financing activities	112,177	37,687
Increase in cash and cash equivalents	31,628	41,798
Cash and cash equivalents, beginning of period	44,399	20,709
Cash and cash equivalents, end of period	$76,027	62,507
Supplemental cash flow disclosures:
Cash paid for interest	$2,488	2,394
Cash paid for income taxes	2,041	2,189
Supplemental noncash flow disclosures:
Loans transferred to loans held for sale	3,960	4,054
Transfer of loans to real estate	139	166
Right to use assets and lease obligations	0	4,241

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

(2) Basis of Preparation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of comprehensive income, consolidated statements of stockholders' equity and consolidated statements of cash flows in conformity with U.S. generally accepted accounting principles (GAAP). However, all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The results of operations for the three and nine month periods ended September 30, 2020 are not necessarily indicative of the results which may be expected for the entire year.

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

The following table summarizes the assets and liabilities of the Company for which fair values are determined on a recurring basis as of September 30, 2020 and December 31, 2019.

	Carrying value at September 30, 2020
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale	$118,564	0	118,564	0
Equity securities	127	0	127	0
Mortgage loan commitments	266	0	266	0
Total	$118,957	0	118,957	0

	Carrying value at December 31, 2019
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale	$107,592	0	107,592	0
Equity securities	167	0	167	0
Mortgage loan commitments	14	0	14	0
Total	$107,773	0	107,773	0

There were no transfers between Levels 1, 2, or 3 during the three or nine month periods ended September 30, 2020.

The Company may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. The following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at September 30, 2020 and December 31, 2019.

	Carrying value at September 30, 2020
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Three months ended September 30, 2020 total gains	Nine months ended September 30, 2020 total gains
Loans held for sale	$7,225	0	7,225	0	24	86
Mortgage servicing rights	2,880	0	2,880	0	0	0
Loans (1)	2,881	0	2,881	0	12	50
Real estate, net (2)	414	0	414	0	0	0
Total	$13,400	0	13,400	0	36	136

	Carrying value at December 31, 2019
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Year ended December 31, 2019 total losses
Loans held for sale	$3,606	0	3,606	0	(40)
Mortgage servicing rights	2,172	0	2,172	0	0
Loans (1)	3,126	0	3,126	0	(28)
Real estate, net (2)	580	0	580	0	0
Total	$9,484	0	9,484	0	(68)

(1)	Represents the carrying value of loans for which adjustments are based on the appraised value of the collateral. The carrying value of loans fully charged-off is zero.
(2)	Represents the fair value of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

(5) Fair Value of Financial Instruments

ASC 825, Disclosures about Fair Values of Financial Instruments requires interim reporting period disclosure about the fair value of financial instruments, including assets, liabilities and off-balance sheet items for which it is practicable to estimate fair value. The fair value estimates are made as of September 30, 2020 and December 31, 2019 based upon relevant market information, if available, and upon the characteristics of the financial instruments themselves. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based upon judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors.

The estimated fair value of the Company’s financial instruments as of September 30, 2020 and December 31, 2019 are shown in the following table.

	September 30, 2020						December 31, 2019
			Fair value hierarchy						Fair value hierarchy
(Dollars in thousands)	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3	Contract amount	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3	Contract amount
Financial assets:
Cash and cash equivalents	$76,027	76,027	76,027				44,399	44,399	44,399
Securities available for sale	118,564	118,564		118,564			107,592	107,592		107,592
Equity securities	127	127		127			167	167		167
Loans held for sale	7,225	7,225		7,225			3,606	3,606		3,606
Loans receivable, net	670,297	674,804		674,804			596,392	600,863		600,863
Federal Home Loan Bank stock	932	932		932			854	854		854
Accrued interest receivable	4,236	4,236		4,236			2,251	2,251		2,251
Financial liabilities:
Deposits	787,023	787,975		787,975			673,870	673,945		673,945
Accrued interest payable	225	225		225			420	420		420
Off-balance sheet financial instruments:
Commitments to extend credit	266	266				191,522	14	14				178,804
Commitments to sell loans	(102)	(102)				48,199	(16)	(16)				10,098

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

	For the three months ended September 30,
(Dollars in thousands)	2020			2019
Securities available for sale:	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Net unrealized (losses) gains arising during the period	$(281)	(79)	(202)	206	57	149
Other comprehensive income (loss)	$(281)	(79)	(202)	206	57	149

	For the nine months ended September 30,
(Dollars in thousands)	2020			2019
Securities available for sale:	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Net unrealized gains arising during the period	$1,800	503	1,297	1,491	416	1,075
Other comprehensive income	$1,800	503	1,297	1,491	416	1,075

(7) Securities Available For Sale

The following table shows the gross unrealized losses and fair value for the securities available for sale portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2020 and December 31, 2019.

	Less Than Twelve Months			Twelve Months or More			Total
(Dollars in thousands)	# of Investments	Fair Value	Unrealized Losses	# of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2020
Mortgage-backed securities:
Federal National Mortgage Association (FNMA)	2	$10,254	(35)	0	$0	0	$10,254	(35)
Other marketable securities:
Corporate obligations	1	37	(1)	0	0	0	37	(1)
Corporate preferred stock	0	0	0	1	595	(105)	595	(105)
Total temporarily impaired securities	3	$10,291	(36)	1	$595	(105)	$10,886	(141)

	Less Than Twelve Months			Twelve Months or More			Total
(Dollars in thousands)	# of Investments	Fair Value	Unrealized Losses	# of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2019
Mortgage backed securities:
FNMA	4	$12,143	(65)	0	$0	0	$12,143	(65)
Other marketable securities:
U.S. Government agency obligations	0	0	0	4	19,972	(21)	19,972	(21)
Corporate preferred stock	0	0	0	1	665	(35)	665	(35)
Total temporarily impaired securities	4	$12,143	(65)	5	$20,637	(56)	$32,780	(121)

The Company reviews its investment portfolio on a quarterly basis for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the market liquidity for the investment, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer, and the Company’s intent and ability to hold the investment for a period of time sufficient to recover the temporary loss. The unrealized losses on impaired securities other than the corporate preferred stock are the result of changes in interest rates. The unrealized losses reported for the corporate preferred stock at September 30, 2020 relates to a single trust preferred security that was issued by the holding company of a small community bank. As of September 30, 2020 all payments were current on the trust preferred security and the issuer’s subsidiary bank was considered to be “well capitalized” based on its most recent regulatory filing. Based on a review of the issuer, it was determined that the trust preferred security was not other-than-temporarily impaired at September 30, 2020. The Company does not intend to sell the preferred stock and has the intent and ability to hold it for a period of time sufficient to recover the temporary loss. Management believes that the Company will receive all principal and interest payments contractually due on the security and that the decrease in the market value is primarily due to a lack of liquidity in the market for trust preferred securities. Management will continue to monitor the credit risk of the issuer and may be required to recognize other-than-temporary impairment charges on this security in future periods.

A summary of securities available for sale at September 30, 2020 and December 31, 2019 is as follows:

(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
September 30, 2020:
Mortgage-backed securities:
FNMA	$52,922	1,388	(35)	54,275
Federal Home Loan Mortgage Corporation (FHLMC)	16,783	272	0	17,055
Collateralized mortgage obligations:
FNMA	121	7	0	128
	69,826	1,667	(35)	71,458
Other marketable securities:
U.S. Government agency obligations	45,046	333	0	45,379
Municipal obligations	1,091	5	0	1,096
Corporate obligations	37	0	(1)	36
Corporate preferred stock	700	0	(105)	595
	46,874	338	(106)	47,106
	$116,700	2,005	(141)	118,564

Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
December 31, 2019
Mortgage-backed securities:
FNMA	$46,604	47	(65)	46,586
FHLMC	8,004	88	0	8,092
Collateralized mortgage obligations:
FNMA	169	4	0	173
	54,777	139	(65)	54,851
Other marketable securities:
U.S. Government agency obligations	49,974	39	(21)	49,992
Municipal obligations	1,969	7	0	1,976
Corporate obligations	108	0	0	108
Corporate preferred stock	700	0	(35)	665
	52,751	46	(56)	52,741
	$107,528	185	(121)	107,592

The following table indicates amortized cost and estimated fair value of securities available for sale at September 30, 2020 based upon contractual maturity adjusted for scheduled repayments of principal and projected prepayments of principal based upon current economic conditions and interest rates.

(Dollars in thousands)	Amortized Cost	Fair Value
Due less than one year	$63,341	64,159
Due after one year through five years	43,832	44,776
Due after five years through ten years	8,662	8,865
Due after ten years	865	764
Total	$116,700	118,564

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

(8) Loans Receivable, Net

A summary of loans receivable at September 30, 2020 and December 31, 2019 is as follows:

(Dollars in thousands)	September 30, 2020	December 31, 2019
Single family	$130,843	120,064
Commercial real estate:
Real estate rental and leasing	213,696	192,502
Other	170,211	157,693
	383,907	350,195
Consumer	59,271	69,949
Commercial business	106,796	64,227
Total loans	680,817	604,435
Less:
Unamortized discounts	13	15
Net deferred loan fees (costs)	975	(536)
Allowance for loan losses	9,532	8,564
Total loans receivable, net	$670,297	596,392

(9) Allowance for Loan Losses and Credit Quality Information

The allowance for loan losses is summarized as follows:

(Dollars in thousands)	Single Family	Commercial Real Estate	Consumer	Commercial Business	Total
For the three months ended September 30, 2020:
Balance, June 30, 2020	$938	5,382	1,464	865	8,649
Provision for losses	27	878	(64)	(71)	770
Charge-offs	0	0	(29)	(8)	(37)
Recoveries	0	0	5	145	150
Balance, September 30, 2020	$965	6,260	1,376	931	9,532

For the nine months ended September 30, 2020:
Balance, December 31, 2019	$857	5,060	1,507	1,140	8,564
Provision for losses	108	1,913	(79)	(394)	1,548
Charge-offs	0	(730)	(74)	(8)	(812)
Recoveries	0	17	22	193	232
Balance, September 30, 2020	$965	6,260	1,376	931	9,532

Allocated to:
Specific reserves	$62	451	119	93	725
General reserves	795	4,609	1,388	1,047	7,839
Balance, December 31, 2019	$857	5,060	1,507	1,140	8,564

Allocated to:
Specific reserves	$31	5	63	17	116
General reserves	934	6,255	1,313	914	9,416
Balance, September 30, 2020	$965	6,260	1,376	931	9,532

Loans receivable at December 31, 2019:
Individually reviewed for impairment	$974	1,166	976	735	3,851
Collectively reviewed for impairment	119,090	349,029	68,973	63,492	600,584
Ending balance	$120,064	350,195	69,949	64,227	604,435

Loans receivable at September 30, 2020:
Individually reviewed for impairment	$708	1,537	707	45	2,997
Collectively reviewed for impairment	130,135	382,370	58,564	106,751	677,820
Ending balance	$130,843	383,907	59,271	106,796	680,817

(Dollars in thousands)	Single Family	Commercial Real Estate	Consumer	Commercial Business	Total
For the three months ended September 30, 2019:
Balance, June 30, 2019	$867	4,762	1,632	1,363	8,624
Provision for losses	24	(42)	(37)	(365)	(420)
Charge-offs	(2)	0	(46)	0	(48)
Recoveries	0	0	2	37	39
Balance, September 30, 2019	$889	4,720	1,551	1,035	8,195

For the nine months ended September 30, 2019:
Balance, December 31, 2018	$833	4,869	1,622	1,362	8,686
Provision for losses	58	(1,834)	13	311	(1,452)
Charge-offs	(2)	0	(92)	(869)	(963)
Recoveries	0	1,685	8	231	1,924
Balance, September 30, 2019	$889	4,720	1,551	1,035	8,195

The following table summarizes the amount of classified and unclassified loans at September 30, 2020 and December 31, 2019:

	September 30, 2020
	Classified					Unclassified
(Dollars in thousands)	Special Mention	Substandard	Doubtful	Loss	Total	Total	Total Loans
Single family	$274	2,313	31	0	2,618	128,225	130,843
Commercial real estate:
Real estate rental and leasing	5,194	3,451	0	0	8,645	205,051	213,696
Other	5,537	5,574	0	0	11,111	159,100	170,211
Consumer	0	624	63	20	707	58,564	59,271
Commercial business	3,575	1,884	0	0	5,459	101,337	106,796
	$14,580	13,846	94	20	28,540	652,277	680,817

	December 31, 2019
	Classified					Unclassified
(Dollars in thousands)	Special Mention	Substandard	Doubtful	Loss	Total	Total	Total Loans
Single family	$1,118	1,765	35	0	2,918	117,146	120,064
Commercial real estate:
Real estate rental and leasing	3,489	9,114	0	0	12,603	179,899	192,502
Other	4,451	5,253	0	0	9,704	147,989	157,693
Consumer	0	842	69	65	976	68,973	69,949
Commercial business	5,710	2,516	0	0	8,226	56,001	64,227
	$14,768	19,490	104	65	34,427	570,008	604,435

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

The aging of past due loans at September 30, 2020 and December 31, 2019 is summarized as follows:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
September 30, 2020
Single family	$550	223	144	917	129,926	130,843	0
Commercial real estate:
Real estate rental and leasing	0	0	0	0	213,696	213,696	0
Other	0	0	185	185	170,026	170,211	0
Consumer	360	49	300	709	58,562	59,271	0
Commercial business	0	0	0	0	106,796	106,796	0
	$910	272	629	1,811	679,006	680,817	0
December 31, 2019
Single family	$786	77	59	922	119,142	120,064	0
Commercial real estate:
Real estate rental and leasing	0	0	0	0	192,502	192,502	0
Other	0	0	0	0	157,693	157,693	0
Consumer	527	31	206	764	69,185	69,949	0
Commercial business	147	13	550	710	63,517	64,227	0
	$1,460	121	815	2,396	602,039	604,435	0

Impaired loans include loans that are non-performing (non-accruing) and loans that have been modified in a troubled debt restructuring (TDR). The following table summarizes impaired loans and related allowances as of September 30, 2020 and December 31, 2019:

	September 30, 2020			December 31, 2019
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans with no related allowance recorded:
Single family	$588	607	0	544	563	0
Commercial real estate:
Real estate rental and leasing	968	1,618	0	0	0	0
Other	399	479	0	0	0	0
Consumer	596	596	0	781	781	0
Loans with an allowance recorded:
Single family	120	120	31	430	430	62
Commercial real estate:
Real estate rental and leasing	170	170	5	184	184	16
Other	0	0	0	982	982	435
Consumer	111	111	63	195	195	119
Commercial business	45	597	17	735	1,287	93
Total:
Single family	708	727	31	974	993	62
Commercial real estate:
Real estate rental and leasing	1,138	1,788	5	184	184	16
Other	399	479	0	982	982	435
Consumer	707	707	63	976	976	119
Commercial business	45	597	17	735	1,287	93
	$2,997	4,298	116	3,851	4,422	725

The following tables summarize average recorded investment and interest income recognized on impaired loans during the three and nine months ended September 30, 2020 and 2019.

	For the three months ended September 30, 2020		For the nine months ended September 30, 2020
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance recorded:
Single family	$606	6	585	23
Commercial real estate:
Real estate rental and leasing	985	0	493	33
Other	401	0	340	2
Consumer	586	3	640	9
Commercial business	4	0	2	0
Loans with an allowance recorded:
Single family	121	0	273	0
Commercial real estate:
Real estate rental and leasing	173	0	177	0
Other	0	0	487	0
Consumer	142	0	169	2
Commercial business	50	1	242	2
Total:
Single family	727	6	858	23
Commercial real estate:
Real estate rental and leasing	1,158	0	670	33
Other	401	0	827	2
Consumer	728	3	809	11
Commercial business	54	1	244	2
	$3,068	10	3,408	71

	For the three months ended September 30, 2019		For the nine months ended September 30, 2019
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance recorded:
Single family	$551	6	499	17
Commercial real estate:
Other	0	0	13	0
Consumer	612	3	530	17
Loans with an allowance recorded:
Single family	579	1	684	2
Commercial real estate:
Real estate rental and leasing	191	0	195	0
Other	1,061	20	1,065	22
Consumer	192	3	241	8
Commercial business	248	3	286	8
Total:
Single family	1,130	7	1,183	19
Commercial real estate:
Real estate rental and leasing	191	0	195	0
Other	1,061	20	1,078	22
Consumer	804	6	771	25
Commercial business	248	3	286	8
	$3,434	36	3,513	74

At September 30, 2020 and December 31, 2019, non-accruing loans totaled $2.5 million and $2.1 million, respectively, for which the related allowance for loan losses was $0.1 million and $0.2 million, respectively. All of the interest income that was recognized for non-accruing loans was recognized using the cash basis method of income recognition. Non-accruing loans for which no specific allowance has been recorded, because management determined that the value of the collateral was sufficient to repay the loan, totaled $2.2 million and $0.8 million, at September 30, 2020 and December 31, 2019, respectively. Non-accrual loans also include certain loans that have had terms modified in a TDR.

The non-accrual loans at September 30, 2020 and December 31, 2019 are summarized as follows:

(Dollars in thousands)	September 30, 2020	December 31, 2019

Single family	$352	617
Commercial real estate:
Real estate rental and leasing	1,138	184
Other	399	0
Consumer	641	659
Commercial business	11	621
	$2,541	2,081

At September 30, 2020 and December 31, 2019 there were loans included in loans receivable, net, with terms that had been modified in a TDR totaling $1.5 million and $2.5 million, respectively. There were no loans that were restructured as TDR’s in the third quarter of 2020. Of the loans that were restructured as TDR’s in the third quarter of 2019, none were classified but performing, and $0.1 million were non-performing at September 30, 2019.

The following table summarizes TDRs at September 30, 2020 and December 31, 2019:

	September 30, 2020			December 31, 2019
(Dollars in thousands)	Accrual	Non-Accrual	Total	Accrual	Non-Accrual	Total
Single family	$356	261	617	357	266	623
Commercial real estate	0	214	214	983	0	983
Consumer	66	589	655	316	429	745
Commercial business	35	0	35	114	0	114
	$457	1,064	1,521	1,770	695	2,465

As of September 30, 2020, the Bank had commitments to lend an additional $1.3 million to a borrower who has TDR and non-accrual loans. These additional funds are for the construction of single family homes with a maximum loan-to-value ratio of 75%. These loans are secured by the homes under construction. At December 31, 2019, there were commitments to lend additional funds of $0.8 million to this same borrower.

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

When a loan is modified as a TDR, there may be a direct, material impact on the loans within the consolidated balance sheets, as principal balances may be partially forgiven. The financial effects of TDRs are presented in the following tables and represent the difference between the outstanding recorded balance pre-modification and post-modification, for the three month and nine month periods ended September 30, 2020 and 2019.

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
(Dollars in thousands)	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment
Troubled debt restructurings:
Single family	0	$0	0	1	$94	101
Commercial real estate:
Other	0	0	0	2	293	293
Total	0	$0	0	3	$387	394

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
(Dollars in thousands)	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment
Troubled debt restructurings:
Single family	0	$0	0	3	$176	181
Consumer	1	58	58	4	118	118
Total	1	$58	58	7	$294	299

There were no loans that were restructured in the 12 months preceding September 30, 2020 and 2019 that subsequently defaulted during the three and nine months ended September 30, 2020 and 2019, respectively.

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

TDRs are reviewed for impairment following the same methodology as other impaired loans. For loans that are collateral-dependent, the value of the collateral is reviewed and additional reserves may be added to specific reserves as needed. Loans that are not collateral-dependent may have additional reserves established if deemed necessary. The reserves for TDRs were $0.1 million, or 1.1%, of the total $9.5 million in loan loss reserves at September 30, 2020 and $0.6 million, or 7.2%, of the total $8.6 million in loan loss reserves at December 31, 2019.

In the first nine months of 2020 the Company deferred loan payments for up to six months for some borrowers that were negatively impacted by the COVID-19 pandemic. In accordance with the regulatory guidance in the Interagency Statement on Loan Modification and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus that was issued on April 7, 2020, these deferred amounts were not included in the TDR information noted above. Furthermore, based on management’s review the risk ratings on these loans were not changed and the loans continue to accrue interest based on the applicable guidance. Management will continue to monitor the performance and condition of these loans and make any necessary changes to their classification that may be required based on future regulatory guidance. A summary of deferred loans at September 30, 2020 and June 30, 2020 by industry and collateral type is as follows:

(Dollars in thousands)	Balance September 30, 2020	Balance June 30, 2020
Commercial real estate loans by industry:
Hotels (1)	$54,660	54,660
Retail/Office	7,127	20,322
Theaters	11,269	11,269
Multi-family	0	11,195
Single family	0	4,675
Restaurant/Bar	2,876	4,477
Other	5,747	9,449
Total commercial loans	81,679	116,047

Consumer loans by collateral type:
Single family	366	2,955
Other	0	77
Total consumer loans	366	3,032
Total deferred loans	$82,045	119,079

(1)

Approximately $38.5 million of the hotel properties are located in Minnesota with approximately $21.3 million located in Rochester, Minnesota, $13.8 million in the Minneapolis/St. Paul, Minnesota metro area, and $3.4 million in St. Cloud, Minnesota.

All of the borrowers whose loan deferral period ended during the third quarter of 2020 had resumed making their normal payments and none of the loans removed from the deferral list were classified as non-performing as of September 30, 2020. The initial deferral period for all remaining deferred loans at September 30, 2020 is scheduled to end in the fourth quarter of 2020. The Company’s commercial credit department continues to communicate regularly with the borrowers that have had their loan payments deferred and monitors their activity closely. This information is used to analyze the performance of these borrowers and to help anticipate any potential issues that these borrowers may have when their initial deferral period ends. It is anticipated that some of the remaining borrowers with deferred loan payments will be in a position to resume making their regular loan payments, while other borrowers, particularly in the hospitality and restaurant industries, may need to have their loan terms modified for a period of time until their operations recover more fully from the impacts of the pandemic.

(10) Intangible Assets

The Company’s intangible assets consist of mortgage servicing rights, core deposit intangibles, and goodwill. A summary of mortgage servicing activity is as follows:

(Dollars in thousands)	Nine Months ended September 30, 2020	Twelve Months ended December 31, 2019	Nine Months ended September 30, 2019
Balance, beginning of period	$2,172	1,855	1,855
Originations	1,710	1,097	674
Amortization	(1,002)	(780)	(535)
Balance, end of period	$2,880	2,172	1,994
Fair value of mortgage servicing rights	$2,956	3,390	2,922

All of the loans sold where the Company continues to service the loans are serviced for FNMA under the mortgage-backed security program or the individual loan sale program. The following is a summary of the risk characteristics of the loans being serviced for FNMA at September 30, 2020.

		Weighted	Weighted
	Loan	Average	Average
	Principal	Interest	Remaining	Number
(Dollars in thousands)	Balance	Rate	Term (months)	of Loans
Original term 30 year fixed rate	$380,018	3.74%	311	2,593
Original term 15 year fixed rate	117,870	3.03	140	1,064

The gross carrying amount of intangible assets and the associated accumulated amortization at September 30, 2020 and December 31, 2019 is presented in the following table. Amortization expense for amortizing intangible assets was $1.1 million and $0.6 million for the nine month periods ended September 30, 2020 and 2019, respectively.

	September 30, 2020
	Gross
(Dollars in thousands)	Carrying Amount	Accumulated Amortization	Unamortized Amount
Mortgage servicing rights	$6,018	(3,138)	2,880
Core deposit intangible	574	(492)	82
Goodwill	802	0	802
Total	$7,394	(3,630)	3,764

	December 31, 2019
	Gross
(Dollars in thousands)	Carrying Amount	Accumulated Amortization	Unamortized Amount
Mortgage servicing rights	$4,968	(2,796)	2,172
Core deposit intangible	574	(418)	156
Goodwill	802	0	802
Total	$6,344	(3,214)	3,130

The following table indicates the estimated future amortization expense for amortizing intangible assets:

(Dollars in thousands)	Mortgage Servicing Rights	Core Deposit Intangible	Total Amortizing Intangible Assets
Year ended December 31,
2020	$156	25	181
2021	596	47	643
2022	550	10	560
2023	495	0	495
2024	437	0	437
Thereafter	646	0	646
Total	$2,880	82	2,962

Projections of amortization are based on existing asset balances and the existing interest rate environment as of September 30, 2020. The Company's actual experience may be different depending upon changes in mortgage interest rates and other market conditions.

No amortization expense relating to goodwill is recorded as GAAP does not allow goodwill to be amortized but requires that it be tested for impairment at least annually, or sooner, if there are indications that impairment may exist. The Company’s stock was trading at a price below its book value at September 30, 2020 and therefore, goodwill was analyzed for impairment. Based on the analysis, the Company determined that goodwill was not permanently impaired and no write down was required at September 30, 2020.

(11) Leases

The Company accounts for its leases in accordance with ASU 2016-02, Leases (Topic 842) and as of September 30, 2020, a $3.4 million right-of-use asset and an offsetting lease payment obligation liability were recorded on the consolidated balance sheets in other assets and other liabilities, respectively.

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

The Company’s leases relate to office space and bank branches with remaining lease terms between 22 and 54 months. Certain leases contain extension options which typically range from 3 to 10 years. Because these extension options are not considered reasonably certain of exercise, they are not included in the lease term.

The table below summarizes the Company’s net lease cost:

(Dollars in thousands)	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Operating lease cost	$224	669

The table below summarizes other information related to the Company’s operating leases:

(Dollars in thousands)	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$224	221	669	667
Weighted-average remaining lease term – operating leases, in years	3.9	5.0	3.9	5.0
Weighted-average discount rate – operating leases	2.19%	2.19%	2.19%	2.19%

The table below summarizes the maturities of remaining lease liabilities:

(Dollars in thousands)	September 30, 2020
2020	$222
2021	902
2022	924
2023	802
2024	667
2025 and thereafter	11
Total lease payments	3,528
Less: Interest	(153)
Present value of lease liabilities	$3,375

(12) Earnings per Common Share

The following table reconciles the weighted average shares outstanding and the earnings available to common shareholders used for basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2020	2019	2020	2019
Weighted average number of common shares outstanding used in basic earnings per share calculation	4,628	4,614	4,624	4,606
Net dilutive effect of:
Restricted stock awards and options	23	28	26	29
Weighted average number of shares outstanding adjusted for effect of dilutive securities	4,651	4,642	4,650	4,635
Income available to common shareholders	$3,101	2,076	7,177	6,557
Basic earnings per common share	$0.67	0.45	1.55	1.42
Diluted earnings per common share	$0.67	0.45	1.54	1.41

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

The Bank’s average total assets for the quarter ended September 30, 2020 were $886.7 million, its adjusted total assets were $885.8 million, and its risk-weighted assets were $655.1 million. The following table presents the Bank’s capital amounts and ratios at September 30, 2020 for actual capital, required capital, and excess capital, including ratios in order to qualify as being well capitalized under the prompt corrective action regulations.

	Actual		Required to be Adequately Capitalized		Excess Capital		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Percent of Assets	Amount	Percent of Assets	Amount	Percent of Assets	Amount	Percent of Assets
September 30, 2020
Common equity tier 1 capital	$86,209	13.16%	$29,481	4.50%	$56,728	8.66%	$42,583	6.50%
Tier 1 capital leverage	86,209	9.73	35,432	4.00	50,777	5.73	44,291	5.00
Tier 1 risk-based capital	86,209	13.16	39,307	6.00	46,902	7.16	52,410	8.00
Total risk-based capital	94,414	14.41	52,410	8.00	42,004	6.41	65,512	10.00

The Bank must maintain a capital conservation buffer of 2.50% composed of common equity Tier 1 capital above its minimum risk-based capital requirements in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. Management believes that, as of September 30, 2020, the Bank’s capital ratios were in excess of those quantitative capital ratio standards set forth under the current prompt corrective action regulations, including the capital conservation buffer described above. However, there can be no assurance that the Bank will continue to maintain such status in the future. The Office of the Comptroller of the Currency (OCC) has extensive discretion in its supervisory and enforcement activities, and can adjust the requirement to be “well-capitalized” in the future.

(14) Stockholders’ Equity

The Company was authorized to repurchase up to $5.6 million additional shares of its common stock under the existing board-approved share repurchase program at September 30, 2020. The Company suspended its stock repurchase program through September 30, 2020 and did not repurchase any of its common stock in the open market during the second or third quarters of 2020. The suspension of the stock repurchase program was done in order to preserve capital while the Company evaluated its capital needs as a result of the stressed economic environment related to the COVID-19 pandemic. Although, the evaluation of capital needs is an ongoing process, the stock repurchase program is no longer suspended. The Company did not pay any dividends on its common stock in the third quarter of 2020 and no dividends are anticipated to be paid in the fourth quarter of 2020.

(15) Commitments and Contingencies

The Bank issues standby letters of credit which guarantee the performance of customers to third parties. The standby letters of credit issued and available at September 30, 2020 were approximately $7.0 million, expire over the next 14 months, and are collateralized primarily with commercial real estate mortgages. Since the conditions under which the Bank is required to fund the standby letters of credit may not materialize, the cash requirements are expected to be less than the total outstanding commitments.

From time to time, the Company is party to legal proceedings arising out of its lending and deposit operations. The Company is, and expects to become, engaged in foreclosure proceedings, collection actions, and other litigation as part of its normal banking activities. Among the various current litigation matters, the Company is involved in a bankruptcy litigation claim where the bankruptcy trustee is attempting to recover $1.9 million related to the principal and interest payments made to the Bank prior to the bankruptcy filing of a former customer of the Bank.

The Company examines each legal matter, and, in those situations where it determines that a particular legal matter presents loss contingencies that are both probable and reasonably estimable, establishes an appropriate accrual. In many situations, the Company is not able to estimate reasonably possible losses due to the preliminary nature of the legal matter, as well as a variety of other factors and uncertainties. For those legal matters where the Company is able to estimate a range of reasonably possible losses, management currently estimates that the aggregate range of losses from all of the Company’s outstanding litigation is from $0 to $0.9 million in excess of the amounts accrued, if any. This estimated aggregate range is based on an assessment of the information currently available to the Company and the actual aggregate losses could be higher. However, the Company does not believe these losses are probable to occur at this time. The Company reassesses all of its potential loss positions based on the available information each quarter and the estimated range of reasonably possible losses may change in the future. The Company typically vigorously pursues all available defenses related to litigation but may consider other alternatives, including settlement, in situations where there is an opportunity to resolve a legal matter on terms that are considered to be favorable to the Company when considering the continued expense and distraction of defending against any particular legal action.

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

(Dollars in thousands)	Home Federal Savings Bank	Other	Eliminations	Consolidated Total
At or for the nine months ended September 30, 2020:
Interest income - external customers	$23,676	0	0	23,676
Non-interest income - external customers	10,461	0	0	10,461
Intersegment interest income	0	32	(32)	0
Intersegment non-interest income	175	7,609	(7,784)	0
Interest expense	2,325	0	(32)	2,293
Provision for loan losses	1,548	0	0	1,548
Non-interest expense	19,863	562	(175)	20,250
Income tax expense	2,967	(98)	0	2,869
Net income	7,609	7,177	(7,609)	7,177
Total assets	897,694	101,308	(100,550)	898,452
At or for the nine months ended September 30, 2019:
Interest income - external customers	$24,029	2	(2)	24,029
Non-interest income - external customers	5,939	0	0	5,939
Intersegment non-interest income	176	7,015	(7,191)	0
Interest expense	2,427	0	(2)	2,425
Provision for loan losses	(1,452)	0	0	(1,452)
Non-interest expense	19,363	574	(176)	19,761
Income tax expense	2,791	(114)	0	2,677
Net income	7,015	6,557	(7,015)	6,557
Total assets	762,445	91,388	(90,605)	763,228
At or for the quarter ended September 30, 2020:
Interest income - external customers	$7,949	0	0	7,949
Non-interest income - external customers	4,396	0	0	4,396
Intersegment interest income	0	9	(9)	0
Intersegment non-interest income	58	3,251	(3,309)	0
Interest expense	665	0	(9)	656
Provision for loan losses	770	0	0	770
Non-interest expense	6,460	194	(58)	6,596
Income tax expense	1,257	(35)	0	1,222
Net income	3,251	3,101	(3,251)	3,101
Total assets	897,694	101,308	(100,550)	898,452
At or for the quarter ended September 30, 2019:
Interest income - external customers	$7,998	2	(2)	7,998
Non-interest income - external customers	2,227	0	0	2,227
Intersegment non-interest income	59	2,235	(2,294)	0
Interest expense	908	0	(2)	906
Provision for loan losses	(420)	0	0	(420)
Non-interest expense	6,604	202	(59)	6,747
Income tax expense	957	(41)	0	916
Net income	2,235	2,076	(2,235)	2,076
Total assets	762,445	91,388	(90,605)	763,228

Item 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Information

Safe Harbor Statement

This quarterly report and other reports filed by the Company with the SEC may contain forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are often identified by such forward-looking terminology as “expect,” “intend,” “look,” “believe,” “anticipate,” “project,” “continue,” “may,” “will,” “would,” “could,” “should,” “trend,” or similar statements or variations of such terms and include, but are not limited to, those relating to growing the Company’s core deposit relationships and loan balances; enhancing the financial performance of its core banking operations; maintaining credit quality; maintaining net interest margins; reducing non-performing assets; generating improved financial results; the adequacy and amount of available liquidity and capital resources to the Bank; the Company’s liquidity and capital requirements; its expectations for core capital and its strategies and potential strategies for maintenance thereof; improvements in loan production; changes in the size of the Bank’s loan portfolio; the anticipated impacts of the COVID-19 pandemic and efforts to mitigate the same on the general economy, the Company’s clients, and the allowance for loan losses; the anticipated benefits that will be realized by its clients from government assistance programs related to the COVID-19 pandemic; the Company’s expectations relating to repurchases of its common stock during the COVID-19 pandemic; the amount of the Bank’s non-performing assets in future periods and the appropriateness of the allowances therefor; anticipated future levels of the provision for loan losses; future losses on non-performing non-accruing and purchased loans; the amount and composition of non-interest and interest bearing liabilities; the need for an availability of alternate funding sources; the payment of dividends or repurchases of stock by HMN; the amount of deposits that will be withdrawn from checking and money market accounts and how the withdrawn deposits will be replaced; requests for loan payment accommodations from borrowers; the projected changes in net interest income based on rate shocks; the range that interest rates may fluctuate over the next twelve months; the net market risk of interest rate shocks; the future outlook for the issuer of the trust preferred securities held by the Bank; the anticipated results of litigation and the Company’s assessment of the impact on its financial statements; the ability of the Bank to pay dividends to HMN; the ability to remain well capitalized; the impact of new accounting pronouncements; and compliance by the Bank with regulatory standards generally (including the Bank’s status as “well-capitalized”) and other supervisory directives or requirements to which the Company or the Bank are or may become expressly subject and possible responses of the OCC, Board of Governors of the Federal Reserve System, the Bank, and the Company due to any failure to comply with any such regulatory standard, directive, or requirement.

A number of factors, many of which are, and may continue to be amplified by, the COVID-19 pandemic and efforts to mitigate the same, could cause actual results to differ materially from the Company’s assumptions and expectations. These include but are not limited to the adequacy and marketability of real estate and other collateral securing loans to borrowers; federal and state regulation and enforcement; possible legislative and regulatory changes, including changes to regulatory capital rules; the ability of the Bank to comply with other applicable regulatory capital requirements; enforcement activity of the OCC and the Federal Reserve Bank in the event of non-compliance with any applicable regulatory standard or requirement; adverse economic, business and competitive developments such as continued shrinking interest margins, reduced collateral values, deposit outflows, changes in credit or other risks posed by the Company’s loan and investment portfolios; changes in costs associated with traditional and alternate funding sources, including changes in collateral advance rates and policies of the FHLB and the Federal Reserve Bank; technological, computer-related or operational difficulties including those from any third party cyberattack; results of litigation; reduced demand for financial services and loan products; changes in accounting policies and guidelines, or monetary and fiscal policies of the federal government or tax laws; domestic and international economic developments; the Company’s access to and adverse changes in securities markets; the market for credit related assets; the future operating results, financial condition, cash flow requirements and capital spending priorities of the Company and the Bank; the availability of internal and, as required, external sources of funding; the Company’s ability to attract and retain employees; or other significant uncertainties. Additional factors that may cause actual results to differ from the Company’s assumptions and expectations include those set forth in the Company’s most recent filings on Form 10-K and Form 10-Q filed with the SEC. All forward-looking statements are qualified by, and should be considered in conjunction with, such cautionary statements. For additional discussion of the risks and uncertainties applicable to the Company, see the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A of its subsequently filed quarterly reports on Form 10-Q. All statements in this Form 10-Q, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no duty to update any of the forward-looking statements after the date of this quarterly report on Form 10-Q.

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

COVID-19 Pandemic

The spread of COVID-19 has slowed the economic activity in many countries, including the United States, in the first nine months of 2020. Millions of Americans have at some point been ordered to stay home, including those residing in the states of Minnesota and Wisconsin, and many businesses have been ordered to be closed or to operate at reduced capacities in order to reduce the spread of COVID-19. These orders have severely reduced the flow of commerce which has reduced, or entirely eliminated, the revenue streams for many small businesses. This reduction in income has forced many small businesses to close temporarily or furlough employees. The Company has also been impacted by the disruption in economic activity that has occurred. The Bank has implemented the following measures in response to the COVID-19 pandemic:

●

The Bank temporarily closed the lobbies in all of its locations and for a period of time conducted business entirely through the drive-ups at the branches that have them. Branches without drive-up facilities were closed for a period of time in order to meet the social distancing guidelines recommended by health officials. Beginning on June 22, 2020 the Bank re-opened all of its lobbies, except the Marshalltown, Iowa location, to walk-in services during limited hours while continuing to offer drive-up service during normal business hours. The Bank continues to encourage its customers to conduct business through its on-line loan and deposit account services, as well as the ATM and night drop facilities that are available at its branches.

●

None of the Bank’s market areas are currently under a stay-at-home order. However, Bank employees who are able to perform their duties remotely continue to work from their homes and the majority of the corporate staff is currently working from home.

●

The Bank’s regulators issued the Interagency Statement on Loan Modification and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus on April 7, 2020. In accordance with the regulatory guidance, the Bank offered loan payment accommodations to certain customers by deferring the loan payments for up to six months on their outstanding loans with the Bank. At September 30, 2020, the Bank had deferred payments on loans to existing customers in the amount of $82.0 million. See additional information on deferred loan payments in Note 9 – Allowance for Loan Losses and Credit Quality Information. The deferred loan balances have decreased substantially since June 30, 2020. It is anticipated that some of the remaining borrowers with deferred loan payments will be in a position to resume making their regular loan payments, while other borrowers, particularly in the hospitality and restaurant industries, may need to have their loan terms modified for a period of time until their operations recover more fully from the impacts of the pandemic.

●

The Bank actively participated in helping businesses that were negatively impacted by COVID-19 and that applied for forgivable loans under the Paycheck Protection Program (PPP) in connection with the Coronavirus Aid, Relief, and Economic Security Act (CARES Act). The CARES Act, which was signed into law on March 27, 2020, allocated $349 billion in funding to help small businesses that were negatively impacted by the COVID-19 pandemic. As of September 30, 2020 the Bank had 410 loans with outstanding balances of $53.1 million under the program. The remaining net deferred fees associated with these loans totaling $1.4 million at September 30, 2020 and will be recognized into income over the remaining lives of the loans. During the third quarter, the Company began to help clients that received PPP loans navigate the application process to get the appropriate amount of their loans forgiven in accordance with the program requirements, although, no approvals of loan forgiveness had been obtained from the SBA as of September 30, 2020.

The extent of the impact of COVID-19 on the Company is difficult to determine as it is not clear how long the reduced economic activity will persist, when, or if, a vaccine for COVID-19 will be developed, when, or if, businesses will re-hire those workers displaced by the pandemic, or what the long-term implications will be on customer behaviors as a result of the pandemic, among other factors. Up to this point, the Company has not seen a negative impact on its deposit relationships as many of its clients have been able to conduct their business with the Bank through the drive-ups, ATMs, night drop, on-line banking website, or by using its mobile banking app. The impact on the Bank’s loan portfolio is also unclear for many of the same reasons.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2020 COMPARED TO THE SAME PERIODS ENDED SEPTEMBER 30, 2019

Net Income

Net income was $3.1 million for the third quarter of 2020, an increase of $1.0 million, compared to net income of $2.1 million for the third quarter of 2019. Diluted earnings per share for the third quarter of 2020 was $0.67, an increase of $0.22 per share, compared to diluted earnings per share of $0.45 for the third quarter of 2019. The increase in net income was primarily because of a $2.2 million increase in the gain on sales of mortgage loans between the periods. The increase in the gain on sales of mortgage loans was due primarily to the increase in mortgage loan refinance activity in the current period as a result of the lower interest rate environment between the periods. Net interest income increased $0.2 million primarily because of a decrease in interest expense between the periods. These increases in net income were partially offset by a $1.2 million increase in the provision for loan losses between the periods. The provision for loan losses increased primarily because of the changes in the economic environment related to the disruption in business activity as a result of the COVID-19 pandemic. Income tax expense also increased $0.3 million as a result of the increased pre-tax income between the periods.

Net income was $7.2 million for the nine month period ended September 30, 2020, an increase of $0.6 million, or 9.5%, compared to net income of $6.6 million for the nine month period ended September 30, 2019. Diluted earnings per share for the nine month period ended September 30, 2020 was $1.54, an increase of $0.13 per share, compared to diluted earnings per share of $1.41 for the same period in 2019. The increase in net income was primarily because of a $4.7 million increase in the gain on sales of mortgage loans between the periods. The increase in the gain on sales of mortgage loans was due primarily to the increase in mortgage loan refinance activity in the current period as a result of the lower interest rate environment between the periods. This increase in net income was partially offset by a $3.0 million increase in the provision for loan losses between the periods. The provision for loan losses increased primarily because of the changes in the economic environment related to the disruption in business activity as a result of the COVID-19 pandemic and also because of the decrease in the net recoveries received in the current period when compared to the same period of 2019. Non-interest expenses increased $0.5 million due primarily to an increase in compensation expense between the periods. Net interest income decreased $0.2 million primarily because of a decrease in the yield earned on interest earning assets due to the decrease in the average prime rate between the periods. Income tax expense also increased $0.2 million as a result of the increased pre-tax income between the periods.

Net Interest Income

Net interest income was $7.3 million for the third quarter of 2020, an increase of $0.2 million, or 2.8%, from $7.1 million for the third quarter of 2019. Interest income was $7.9 million for the third quarter of 2020, a decrease of $0.1 million, or 0.6%, from $8.0 million for the third quarter of 2019. Interest income decreased despite the $143.4 million increase in the average interest-earning assets between the periods primarily because of the decrease in the average yield earned on interest-earning assets. The average yield earned on interest-earning assets was 3.71% for the third quarter of 2020, a decrease of 76 basis points from 4.47% for the third quarter of 2019. The decrease in the average yield is primarily related to the decrease in the average prime rate between the periods.

Interest expense was $0.7 million for the third quarter of 2020, a decrease of $0.2 million, or 27.6%, from $0.9 million for the third quarter of 2019. Interest expense decreased despite the $133.7 million increase in the average interest-bearing liabilities and non-interest bearing deposits between the periods primarily because of the decrease in the average interest rate paid on deposits. The average interest rate paid on interest-bearing liabilities and non-interest bearing deposits was 0.34% for the third quarter of 2020, a decrease of 22 basis points from 0.56% for the third quarter of 2019. The decrease in the interest paid on interest-bearing liabilities was primarily because of the decrease in the average federal funds rate between the periods.

Net interest margin (net interest income divided by average interest-earning assets) for the third quarter of 2020 was 3.40%, a decrease of 57 basis points, compared to 3.97% for the third quarter of 2019. The decrease in the net interest margin is primarily related to the decrease in the average yield earned on interest-earning assets as a result of the prime rate decreases that occurred between the periods.

Net interest income was $21.4 million for the first nine months of 2020, a decrease of $0.2 million, or 1.0%, from $21.6 million for the same period in 2019. Interest income was $23.7 million for the nine months ended September 30, 2020, a decrease of $0.3 million, or 1.5%, from $24.0 million for the same nine month period in 2019. Interest income decreased despite the $103.0 million increase in the average interest-earning assets between the periods primarily because of the decrease in the average yield earned on interest-earning assets. The average yield earned on interest-earning assets was 3.95% for the first nine months of 2020, a decrease of 65 basis points from 4.60% for the first nine months of 2019. The decrease in the average yield is primarily related to the decrease in the average prime rate between the periods.

Interest expense was $2.3 million for the first nine months of 2020, a decrease of $0.1 million, or 5.4%, compared to $2.4 million in the first nine months of 2019. Interest expense decreased despite the $97.8 million increase in the average interest-bearing liabilities and non-interest bearing deposits between the periods primarily because of the decrease in the average interest rate paid on deposits. The average interest rate paid on interest-bearing liabilities and non-interest bearing deposits was 0.42% for the first nine months of 2020, a decrease of 9 basis points from 0.51% for the first nine months of 2019. The decrease in the interest paid on interest-bearing liabilities was primarily because of the decrease in the average federal funds rate between the periods.

Net interest margin (net interest income divided by average interest-earning assets) for the first nine months of 2020 was 3.57%, a decrease of 57 basis points, compared to 4.14% for the first nine months of 2019. The decrease in the net interest margin is primarily related to the decrease in the average yield earned on interest-earning assets as a result of the prime rate decreases that occurred between the periods.

A summary of the Company’s net interest margin for the three and nine month periods ended September 30, 2020 and 2019 is as follows:

	For the three month period ended
	September 30, 2020			September 30, 2019
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
Interest-earning assets:
Securities available for sale	$103,132	434	1.67%	$80,286	365	1.80%
Loans held for sale	9,309	65	2.76	3,557	43	4.72
Single family loans, net	134,460	1,325	3.92	115,844	1,236	4.23
Commercial loans, net	474,325	5,390	4.52	398,674	5,229	5.20
Consumer loans, net	60,473	709	4.66	73,788	920	4.95
Other	71,180	26	0.15	37,355	205	2.18
Total interest-earning assets	852,879	7,949	3.71	709,504	7,998	4.47

Interest-bearing liabilities and non-interest-bearing deposits:
Checking accounts	129,276	41	0.13	93,024	23	0.10
Savings accounts	93,022	17	0.07	80,269	16	0.08
Money market accounts	221,991	190	0.34	173,606	303	0.69
Certificates	111,847	408	1.45	127,888	564	1.75
Total interest-bearing liabilities	556,136			474,787
Non-interest checking	219,512			166,972
Other non-interest bearing deposits	2,218			2,415
Total interest-bearing liabilities and non-interest-bearing deposits	$777,866	656	0.34	$644,174	906	0.56
Net interest income		$7,293			$7,092
Net interest rate spread			3.37%			3.91%
Net interest margin			3.40%			3.97%

	For the nine month period ended
	September 30, 2020			September 30, 2019
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
Interest-earning assets:
Securities available for sale	$100,889	1,371	1.81%	$79,163	1,051	1.77%
Loans held for sale	6,942	156	2.99	2,417	82	4.51
Mortgage loans, net	130,441	3,907	4.00	115,162	3,744	4.35
Commercial loans, net	446,580	15,781	4.72	402,469	15,966	5.30
Consumer loans, net	64,570	2,312	4.78	73,384	2,805	5.11
Other	51,030	149	0.39	24,886	381	2.05
Total interest-earning assets	800,452	23,676	3.95	697,481	24,029	4.60

Interest-bearing liabilities and non-interest-bearing deposits:
Checking accounts	115,110	102	0.12	95,748	73	0.10
Savings accounts	87,587	48	0.07	79,599	47	0.08
Money market accounts	205,868	684	0.44	174,565	878	0.67
Certificates	118,422	1,459	1.65	120,376	1,420	1.58
Advances and other borrowings	0	0	0.00	384	7	2.54
Total interest-bearing liabilities	526,987			470,672
Non-interest checking	200,965			159,820
Other non-interest bearing deposits	2,384			2,030
Total interest-bearing liabilities and non-interest-bearing deposits	$730,336	2,293	0.42	$632,522	2,425	0.51
Net interest income		$21,383			$21,604
Net interest rate spread			3.53%			4.09%
Net interest margin			3.57%			4.14%

Provision for Loan Losses

The provision for loan losses was $0.8 million for the third quarter of 2020, an increase of $1.2 million from the ($0.4) million provision for loan losses for the third quarter of 2019. The provision for loan losses increased between the periods primarily because of the changes in the economic environment related to the disruption in business activity as a result of the COVID-19 pandemic.

The provision for loan losses was $1.5 million for the first nine months of 2020, an increase of $3.0 million compared to the ($1.5) million provision for loan losses for the first nine months of 2019. The provision for loan losses increased between the periods primarily because of the changes in the economic environment related to the disruption in business activity as a result of the COVID-19 pandemic and also because of the decrease in the net recoveries received in the current period when compared to the same period of 2019.

The amount of the increase in the allowance for loan losses in both the three and nine month periods ended September 30, 2020 related to the economic environment was based, in part, on the amount of loans to borrowers that continued to have their loan payments deferred because of the impact of the pandemic. At September 30, 2020 the Bank had $82.0 million of loans to borrowers who had their loan payments deferred for up to six months compared to $119.1 million of loans to borrowers who had their payments deferred at June 30, 2020.

A summary of deferred loans at September 30, 2020 and June 30, 2020 by industry and collateral type is as follows:

(Dollars in thousands)	Balance September 30, 2020	Balance June 30, 2020
Commercial real estate loans by industry:
Hotels (1)	$54,660	54,660
Retail/Office	7,127	20,322
Theaters	11,269	11,269
Multi-family	0	11,195
Single family	0	4,675
Restaurant/Bar	2,876	4,477
Other	5,747	9,449
Total commercial loans	81,679	116,047

Consumer loans by collateral type:
Single family	366	2,955
Other	0	77
Total consumer loans	366	3,032
Total deferred loans	$82,045	119,079

(1)

Approximately $38.5 million of the hotel properties are located in Minnesota with approximately $21.3 million located in Rochester, Minnesota, $13.8 million in the Minneapolis/St. Paul, Minnesota metro area, and $3.4 million in St. Cloud, Minnesota.

All of the borrowers whose loan deferral period ended during the third quarter of 2020 had resumed making their normal payments and none of the loans removed from the deferral list were classified as non-performing as of September 30, 2020. The initial deferral period for all remaining deferred loans at September 30, 2020 is scheduled to end in the fourth quarter of 2020. The commercial credit department continues to communicate regularly with the borrowers that have had their loan payments deferred and monitors their activity closely. This information is used to analyze the performance of these borrowers and to help anticipate any potential issues that these borrowers may have when their initial deferral period ends. It is anticipated that some of the remaining borrowers with deferred loan payments will be in a position to resume making their regular loan payments, while other borrowers, particularly in the hospitality and restaurant industries, may need to have their loan terms modified for a period of time until their operations recover more fully from the impacts of the pandemic.

The allowance for loan losses is made up of general reserves on the entire loan portfolio and specific reserves on impaired loans. The general reserve amount includes quantitative reserves based on our past loan loss history and qualitative reserves for other items determined to have a potential impact on future loan losses. The general reserves increased during the three and nine month periods ended September 30, 2020 as a result of an increase in our qualitative allowance for loan losses. The qualitative allowance amount increased because of the current economic stress caused by the disruption in business activity as a result of the COVID-19 pandemic and an increase in reserves related to an analysis of the Bank’s charged off loan history. Total non-performing assets were $3.0 million at September 30, 2020, an increase of $0.3 million, or 11.0%, from $2.7 million at December 31, 2019.

A reconciliation of the allowance for loan losses for the three and nine month periods ended September 30, 2020 and 2019 is summarized as follows:

(Dollars in thousands)	2020	2019
Balance at June 30,	$8,649	8,624
Provision	770	(420)
Charge offs:
Single family	0	(2)
Consumer	(29)	(46)
Commercial business	(8)	0
Recoveries	150	39
Balance at September 30,	$9,532	8,195

Allocated to:
General allowance	$9,416	7,528
Specific allowance	116	667
	$9,532	8,195

(Dollars in thousands)	2020	2019
Balance at January 1,	$8,564	8,686
Provision	1,548	(1,452)
Charge offs:
Single family	0	(2)
Commercial real estate	(730)	0
Consumer	(74)	(92)
Commercial business	(8)	(869)
Recoveries	232	1,924
Balance at September 30,	$9,532	8,195

The $0.7 million of commercial real estate charge offs during the nine month period ended September 30, 2020 relates to a commercial property in the transportation industry whose tenant filed for bankruptcy and the appraised value of the property decreased. The $0.9 million in commercial business loan charge offs in the three and nine month periods ended September 30, 2019 relates primarily to two commercial business loans that were charged off due to the bankruptcy filing of the borrowers. The $1.9 million of recoveries in the nine month period ended September 30, 2019 relates primarily to the repayment of a commercial real estate loan of which $1.7 million had previously been charged off.

Non-Interest Income

Non-interest income was $4.4 million for the third quarter of 2020, an increase of $2.2 million, or 97.4%, from $2.2 million for the third quarter of 2019. Gain on sales of loans increased $2.2 million between the periods primarily because of an increase in single family loan originations and sales. Other non-interest income increased $0.1 million due primarily to an increase in the fees earned on the sale of uninsured investment products between the periods. Loan servicing fees increased slightly between the periods due to an increase in the aggregate balances of single family mortgage loans that were being serviced for others. These increases in the non-interest income were partially offset by a decrease of $0.1 million in fees and service charges earned between the periods due primarily to a decrease in the overdraft fees collected.

Non-interest income was $10.5 million for the first nine months of 2020, an increase of $4.6 million, or 76.1%, from $5.9 million for the same period of 2019. Gain on sales of loans increased $4.7 million between the periods primarily because of an increase in single family loan originations and sales. Loan servicing fees increased slightly between the periods due to an increase in the aggregate balances of single family mortgage loans that were being serviced for others. Other non-interest income increased slightly due primarily to an increase in the fees earned on the sale of uninsured investment products between the periods. These increases in the non-interest income were partially offset by a decrease of $0.2 million in the fees and services charges earned between the periods due primarily to a decrease in the overdraft fees collected.

Non-Interest Expense

Non-interest expense was $6.6 million for the third quarter of 2020, a decrease of $0.1 million, or 2.2%, from $6.7 million for the third quarter of 2019. Professional services expense decreased $0.2 million between the periods primarily because of a decrease in legal expenses relating to an ongoing bankruptcy litigation claim. Occupancy and equipment expense decreased slightly between the periods due to a decrease in depreciation and non-capitalized equipment costs. Other non-interest expense decreased slightly due primarily to an increase in the gains recognized on the sale of other real estate owned between the periods. These decreases in non-interest expense were partially offset by a $0.1 million increase in compensation and benefits expense related to the increased mortgage loan production between the periods. Data processing costs increased slightly between the periods due to an increase in internet and mobile banking expenses.

Non-interest expense was $20.3 million for the first nine months of 2020, an increase of $0.5 million, or 2.5%, from $19.8 million for the same period of 2019. Compensation and benefits expense increased $0.3 million primarily related to the increased mortgage loan production between the periods. Professional services expense increased $0.1 million between the periods primarily because of an increase in legal expenses relating to an ongoing bankruptcy litigation claim. Occupancy and equipment costs increased $0.1 million between the periods due to an increase in depreciation and non-capitalized equipment costs. Data processing costs increased slightly between the periods due to an increase in internet and mobile banking expenses. Other non-interest expense increased slightly due to an increase in mortgage loan servicing expenses caused by the increase in serviced loans that were refinanced between the periods.

Income Taxes

Income tax expense was $1.2 million for the third quarter of 2020, an increase of $0.3 million from $0.9 million for the third quarter of 2019. Income tax expense was $2.9 million for the first nine months of 2020, an increase of $0.2 million from $2.7 million for the first nine months of 2019. The increase in income tax expense between the periods is primarily the result of an increase in pre-tax income.

FINANCIAL CONDITION

Non-Performing Assets

The following table summarizes the amounts and categories of non-performing assets in the Bank’s portfolio and loan delinquency information as of the end of the two most recently completed quarters and December 31, 2019.

	September 30,	June 30,	December 31,
(Dollars in thousands)	2020	2020	2019
Non-Performing Loans:
Single family	$352	$390	$617
Commercial real estate	1,537	1,579	184
Consumer	641	475	659
Commercial business	11	27	621
Total	2,541	2,471	2,081

Foreclosed and Repossessed Assets:
Single family	0	269	166
Commercial real estate	414	414	414
Total non-performing assets	$2,955	$3,154	$2,661
Total as a percentage of total assets	0.33%	0.37%	0.34%
Total non-performing loans	$2,541	$2,471	$2,081
Total as a percentage of total loans receivable, net	0.38%	0.37%	0.35%
Allowance for loan losses to non-performing loans	375.19%	349.92%	411.45%

Delinquency Data:
Delinquencies (1)
30+ days	$995	$775	$1,167
90+ days	0	0	0
Delinquencies as a percentage of loan portfolio (1)
30+ days	0.14%	0.11%	0.19%
90+ days	0.00%	0.00%	0.00%

(1) Excludes non-accrual loans.

Total non-performing assets were $3.0 million at September 30, 2020, a decrease of $0.2 million, or 6.3%, from $3.2 million at June 30, 2020 and an increase of $0.3 million, or 11.0%, from $2.7 million at December 31, 2019. Non-performing loans increased $0.1 million and foreclosed and repossessed assets decreased $0.3 million during the third quarter of 2020. Non-performing loans increased $0.5 million and foreclosed and repossessed assets decreased $0.2 million during the first nine months of 2020.

Dividends

The declaration of dividends is subject to, among other things, the Company's financial condition and results of operations, the Bank's compliance with regulatory capital requirements and other regulatory restrictions, tax considerations, industry standards, economic conditions, general business practices and other factors. The Company has not made any dividend payments to common stockholders during the three year period ended September 30, 2020.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2020, the net cash provided by operating activities was $8.2 million. The Company received $30.9 million from maturing or called securities, $11.1 million from principal repayments on securities and $0.4 million in proceeds from the sale of real estate. The Company purchased $51.2 million in securities available for sale, $0.1 million in FHLB stock, and paid $0.7 million for the purchase of premises and equipment. Net loans receivable increased $79.2 million, customer escrows decreased $0.6 million, and the Company had a net increase in deposit balances of $113.2 million. The Company also purchased $0.4 million of its common stock and received $0.1 million in common stock from for tax withholding on stock awards.

The Company has certificates of deposits with outstanding balances of $79.0 million that mature over the next 12 months. Based upon past experience, management anticipates that the majority of the deposits will renew for another term. The Company believes that cash outflow from certificates that do not renew will be replaced with other deposits or FHLB advances. Federal Reserve Bank borrowings or proceeds from the sale of securities could also be used to fund unanticipated outflows of certificates of deposits.

The Company had six deposit customers that individually had aggregate deposits greater than $5.0 million as of September 30, 2020. The $84.5 million in funds held by these customers may be withdrawn at any time, but management believes that the majority of these deposits will not be withdrawn from the Bank over the next twelve months. If these deposits are withdrawn, it is anticipated that they would be replaced with deposits from other customers or FHLB advances. Federal Reserve Bank borrowings or proceeds from the sale of securities could also be used to replace unanticipated outflows of large checking and money market deposits.

The Company had the ability to borrow $169.5 million from the FHLB at September 30, 2020, based on the collateral value of the loans pledged. The credit policy of the FHLB relating to the collateral value of the loans collateralizing the available line of credit with the FHLB may change such that the current collateral pledged to secure future advances is no longer acceptable or the formulas for determining the excess pledged collateral may change. The FHLB could also reduce the amount of funds it will lend to the Bank. It is not anticipated that the Bank will need to find alternative funding sources in the next twelve months to replace the available borrowings from the FHLB. However, if needed, excess collateral currently pledged to the FHLB could be pledged to the Federal Reserve Bank and the Bank could borrow additional funds from the Federal Reserve Bank based on the increased collateral levels or obtain additional deposits.

The Company’s primary source of cash is dividends from the Bank. At September 30, 2020, the Company had $12.1 million in cash and other assets that could readily be turned into cash. The primary use of cash by the Company is the payment of operating expenses.

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

The following table discloses the projected changes in market value to the Company’s interest-earning assets and interest-bearing liabilities based upon incremental 100 basis point changes in interest rates from interest rates in effect on September 30, 2020.

	Market Value
(Dollars in thousands) Basis point change in interest rates	-100	0	+100	+200
Total market risk sensitive assets	$892,277	889,391	873,335	856,952
Total market risk sensitive liabilities	855,635	800,113	749,848	706,718
Off-balance sheet financial instruments	1,230	0	1,699	3,278
Net market risk	$35,412	89,278	121,788	146,956
Percentage change from current market value	(60.34)%	0.00%	36.41%	64.60%

The preceding table was prepared utilizing a model using the following assumptions (the Model Assumptions) regarding prepayment and decay ratios that were determined by management based upon their review of historical prepayment speeds and future prepayment projections. Fixed rate loans were assumed to prepay at annual rates of between 3% to 55%, depending on the note rate and the period to maturity. Adjustable rate mortgages (ARMs) were assumed to prepay at annual rates of between 5% and 54%, depending on the note rate and the period to maturity. Mortgage-backed securities were projected to have prepayments based upon the underlying collateral securing the instrument. Certificate accounts were assumed not to be withdrawn until maturity. Passbook accounts and retail money market accounts were assumed to decay at an annual rate of 6% and 8%, respectively. Retail checking accounts were assumed to decay at an annual rate of 11%. Commercial checking and money market accounts were assumed to decay at annual rates of 9% and 12%, respectively. Callable investments were projected to be called at the first call date where the projected interest rate on similar remaining term instruments is less than the interest rate on the callable advance or investment.

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

Asset/Liability Management

The Company’s management reviews the impact that changing interest rates will have on the Company’s net interest income projected for the next twelve months to determine if its current level of interest rate risk is acceptable. The following table projects the estimated impact on net interest income during the twelve month period ending September 30, 2021 of immediate interest rate changes called rate shocks.

(Dollars in thousands)
Rate Shock in Basis Points	Projected Change in Net Interest Income	Percentage Change
+200	$2,742	9.86%
+100	1,313	4.72
0	0	0.00
-100	(1,172)	(4.22)

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

The global COVID-19 outbreak is harming the Company’s business and results of operations.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to purchases made by the Company of its own stock during the third quarter of 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs (a)
July 1, 2020 to July 31, 2020	0	$	N/A	0	$5,640,000
August 1, 2020 to August 31, 2020	0		N/A	0	$5,640,000
September 1, 2020 to September 30, 2020	0		N/A	0	$5,640,000
Total	0	$	N/A	0	$5,640,000

(a) On November 28, 2018, the Board of Directors announced a share repurchase program pursuant to which the Company may purchase shares of its common stock for an aggregate purchase price not to exceed $6.0 million. The share repurchase program does not obligate the Company to purchase any shares and has no set expiration date. The Company suspended its stock repurchase program through September 30, 2020 and did not repurchase any of its common stock in the open market during the second or third quarters of 2020. The suspension of the stock repurchase program was done in order to preserve capital while the Company evaluated its capital needs as a result of the stressed economic environment related to the COVID-19 pandemic. Although, the evaluation of capital needs is an ongoing process, the stock repurchase program is no longer suspended.

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

101

Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended September 30, 2020, filed with the SEC on October 30, 2020, formatted in Extensible Business Reporting Language (XBRL); (i) the Consolidated Balance Sheets at September 30, 2020 and December 31, 2019, (ii) the Consolidated Statements of Comprehensive Income for the Three Month and Nine Month Periods Ended September 30, 2020 and 2019, (iii) the Consolidated Statements of Stockholders’ Equity for the Three and Nine Month Periods Ended September 30, 2020 and 2019, (iv) the Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2020 and 2019, and (v) Notes to Consolidated Financial Statements.

Filed Electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HMN FINANCIAL, INC.
Registrant

Date: October 30, 2020	By:	/s/ Bradley Krehbiel
Bradley Krehbiel, President and Chief Executive Officer
(Principal Executive Officer)

Date: October 30, 2020	By:	/s/ Jon Eberle
Jon Eberle
Senior Vice President, Chief Financial Officer, and Treasurer
(Principal Financial Officer)