Form 10-K
period 2020-12-31
HMN FINANCIAL INC
filed 2021-03-05
CIK 921183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES ☐ NO ☒

As of June 30, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $56.9 million based on the closing stock price of $14.60 on such date as reported on the Nasdaq Global Market.

As of February 18, 2021, the number of outstanding shares of common stock of the registrant was 4,750,833.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s annual report to stockholders for the year ended December 31, 2020 (Annual Report), are incorporated by reference in Parts I and II of this Form 10-K. Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the registrant’s fiscal year ended December 31, 2020 are incorporated by reference in Part III of this Form 10-K.

Forward-Looking Statements

The information presented or incorporated by reference in this Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These statements are often identified by such forward-looking terminology as “expect,” “estimate”, “intend,” “look,” “believe,” “anticipate,” “project,” “continue,” “may,” “will,” “would,” “could,” “target,” “goal”, “should,” and “trend,” or similar statements or variations of such terms and include, but are not limited to, those relating to growing our core deposit relationships and loan balances; enhancing the financial performance of our core banking operations; maintaining credit quality; maintaining net interest margins; reducing non-performing assets and generating improved financial results (including profitability); the adequacy and amount of available liquidity and capital resources to Home Federal Savings Bank (the Bank); HMN Financial, Inc.’s (the Company or HMN) liquidity and capital requirements; the anticipated impacts of the COVID-19 pandemic and efforts to mitigate the same on the general economy, our clients, and the allowance for loan losses; the anticipated benefits that will be realized by our clients from government assistance programs related to the COVID-19 pandemic; the amount of anticipated loans to be originated under the second round of the Paycheck Protection Program (PPP), the amount of the Bank’s non-performing assets in future periods and the appropriateness of the allowances therefor; anticipated future levels of the provision for loan losses; future losses on non-performing assets; the amount and composition of interest-earning assets; the amount of yield enhancements relating to non-accruing and purchased loans; the amount and compositions of non-interest and interest-bearing liabilities; the availability of alternate funding sources; the payment of dividends or repurchases of stock by HMN; the amount of deposits that will be withdrawn from checking and money market accounts and how the withdrawn deposits will be replaced; the projected changes in net interest income based on rate shocks; the range that interest rates may fluctuate over the next twelve months; the net market risk of interest rate shocks; the future outlook for the issuer of the trust preferred securities held by the Bank; the anticipated results of litigation and our assessment of the impact on our financial statements; the ability of the Bank to pay dividends to HMN; the ability to remain well-capitalized; the impact of new accounting pronouncements; and compliance by the Bank with regulatory standards generally (including the Bank’s status as “well-capitalized”) and other supervisory directives or requirements to which the Company or the Bank are or may become expressly subject.

A number of factors, many of which may be amplified by the COVID-19 pandemic and efforts to mitigate the same, could cause actual results to differ materially from the Company’s assumptions and expectations. These include but are not limited to the adequacy and marketability of real estate and other collateral securing loans to borrowers; federal and state regulation and enforcement; possible legislative and regulatory changes, including changes to regulatory capital rules; the ability of the Bank to comply with other applicable regulatory capital requirements; enforcement activity of the Office of the Comptroller of the Currency (OCC) and the Federal Reserve Bank of Minneapolis (FRB) in the event of our non-compliance with any applicable regulatory standard or requirement; adverse economic, business and competitive developments such as continued shrinking interest margins, reduced collateral values, deposit outflows, changes in credit or other risks posed by the Company’s loan and investment portfolios; changes in costs associated with traditional and alternate funding sources, including changes in collateral advance rates and policies of the Federal Home Loan Bank (FHLB) and the Federal Reserve Bank; technological, computer-related or operational difficulties including those from any third party cyberattack or incident; results of litigation; reduced demand for financial services and loan products; changes in accounting policies and guidelines, or monetary and fiscal policies of the federal government or tax laws; domestic and international economic developments; the Company’s access to and adverse changes in securities markets; the market for credit related assets; the future operating results, financial condition, cash flow requirements and capital spending priorities of the Company and the Bank; the availability of internal and, as required, external sources of funding; our ability to attract and retain employees; or other significant uncertainties. Additional factors that may cause actual results to differ from the Company’s assumptions and expectations include those set forth in the “Risk Factors” section of the Company’s annual report on Form 10-K for the year ended December 31, 2020. All forward-looking statements are qualified by, and should be considered in conjunction with, such cautionary statements.

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

Based upon information obtained from the U.S. Census Bureau for 2019 (the last year for which information is available), the population of the eight primary counties in the Company’s southern Minnesota market area was estimated as follows: Dodge – 20,934; Fillmore – 21,067; Freeborn – 30,281; Houston – 18,600; Mower – 40,062; Olmsted – 158,293; Steele – 36,649; and Winona – 50,484. For these same eight counties, the median household income from the U.S. Census Bureau for 2015-2019 ranged from $53,631 to $76,951. The population of Dakota County was 429,021 and the median household income was $86,036. With respect to Iowa, the population of Marshall County was 39,369 and the median household income was $56,437. In Wisconsin, the population of Waukesha County was 404,198, and the median household income was $87,277.

Lending Activities

General. The Company originates 15 and 30 year fixed rate mortgage loans secured by single family residences and sells the majority of these loans into the secondary market in order manage its interest rate risk. The Company also originates shorter term and generally higher yielding commercial real estate, commercial business and construction loans that it places into its loan portfolio. Some shorter term single family fixed rate mortgage loans and single family adjustable rate mortgage loans are also placed into the loan portfolio. The Company also offers an array of consumer loan products that include both open and closed end home equity loans. Home equity lines of credit have adjustable interest rates based upon the prime rate, as published in the Wall Street Journal, plus a margin. Refer to “Note 5 Loans Receivable, Net” and “Note 6 Allowance for Loan Losses and Credit Quality Information” in the Notes to Consolidated Financial Statements in the Annual Report for more information on the loan portfolio (incorporated by reference in Item 8 of Part II of this Form 10-K).

The following table shows the composition of the Company's loan portfolio by fixed and adjustable rate loans as of December 31:

	2020		2019		2018		2017		2016

(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Fixed rate Loans
Real estate:
Single family	$72,580	11.10%	$57,752	9.55%	$53,599	9.01%	$53,869	9.06%	$55,143	9.83%
Multi-family	23,470	3.59	26,368	4.36	31,123	5.23	20,254	3.40	29,171	5.20
Commercial	183,857	28.12	159,599	26.41	160,018	26.90	179,755	30.22	159,195	28.38
Construction	19,043	2.92	16,070	2.66	14,269	2.40	26,715	4.49	13,438	2.40
Total real estate loans	298,950	45.73	259,789	42.98	259,009	43.54	280,593	47.17	256,947	45.81
Consumer loans:
Automobile	1,937	0.30	2,608	0.43	2,483	0.42	2,894	0.49	3,036	0.54
Home equity	7,779	1.18	10,534	1.74	9,780	1.64	8,315	1.40	9,744	1.74
Recreational vehicle	15,645	2.39	17,266	2.87	16,226	2.73	13,181	2.21	7,553	1.35
Other	3,587	0.55	4,631	0.76	4,104	0.69	4,270	0.72	5,447	0.97
Total consumer loans	28,948	4.42	35,039	5.80	32,593	5.48	28,660	4.82	25,780	4.60
Commercial business loans	67,876	10.39	43,774	7.25	47,247	7.94	55,642	9.36	53,019	9.46
Total non-real estate loans	96,824	14.81	78,813	13.05	79,840	13.42	84,302	14.18	78,799	14.06
Total fixed rate loans	395,774	60.54	338,602	56.03	338,849	56.96	364,895	61.35	335,746	59.87

Adjustable rate Loans
Real estate:
Single family	62,443	9.55	62,312	10.31	57,099	9.60	53,136	8.93	48,112	8.58
Multi-family	17,986	2.75	22,295	3.69	19,027	3.20	8,395	1.41	7,606	1.36
Commercial	123,898	18.95	110,811	18.33	97,018	16.31	79,269	13.33	71,760	12.80
Construction	12,450	1.90	15,052	2.49	14,675	2.47	19,729	3.32	17,910	3.19
Total real estate loans	216,777	33.15	210,470	34.82	187,819	31.58	160,529	26.99	145,388	25.93
Consumer:
Home equity line	21,308	3.26	28,004	4.63	32,273	5.42	36,869	6.20	40,476	7.22
Home equity	3,770	0.58	5,888	0.97	6,953	1.17	7,508	1.26	6,558	1.17
Other	1,365	0.21	1,018	0.17	713	0.12	730	0.12	469	0.08
Total consumer loans	26,443	4.05	34,910	5.77	39,939	6.71	45,107	7.58	47,503	8.47
Commercial business loans	14,797	2.26	20,453	3.38	28,249	4.75	24,267	4.08	32,157	5.73
Total non-real estate loans	41,240	6.31	55,363	9.15	68,188	11.46	69,374	11.66	79,660	14.20
Total adjustable rate loans	258,017	39.46	265,833	43.97	256,007	43.04	229,903	38.65	225,048	40.13
Total loans	653,791	100.00%	604,435	100.00%	594,856	100.00%	594,798	100.00%	560,794	100.00%
Less
Unamortized discounts	12		15		17		19		20
Net deferred loan fees (costs)	450		(536)		(535)		(463)		(300)
Allowance for losses on loans	10,699		8,564		8,686		9,311		9,903
Total loans receivable, net	$642,630		$596,392		$586,688		$585,931		$551,171

The following table illustrates the interest rate maturities of the Company's loan portfolio at December 31, 2020. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. Scheduled repayments of principal are reflected in the year in which they are scheduled to be paid. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate
(Dollars in thousands)	Single family		Multi-family and Commercial		Construction		Consumer		Commercial Business		Total

Due during years ending December 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate

2021(1)	$4,028	3.95%	$32,937	4.46%	$12,260	3.64%	$3,644	5.33%	$49,736	2.14%	$102,605	3.25%
2022	4,349	4.11	13,681	4.41	9,265	3.10	3,675	5.43	9,417	4.31	40,387	4.15
2023	15,903	4.07	102,060	4.56	388	4.11	8,001	5.44	15,763	4.66	142,115	4.56
2024 through 2025	19,205	3.95	70,255	4.36	4,134	4.09	6,728	5.18	5,498	4.61	105,820	4.34
2026 through 2030	31,273	3.72	116,899	4.41	4,567	3.53	11,179	5.60	1,985	4.86	165,903	4.34
2031 through 2040	35,158	3.53	9,132	4.83	879	4.34	22,134	4.74	274	4.09	67,577	4.11
2041 and thereafter	25,107	3.45	4,247	4.64	0	0.00	30	4.60	0	0.00	29,384	3.62
	$135,023		$349,211		$31,493		$55,391		$82,673		$653,791

(1)	Includes demand loans, loans having no stated maturity, and overdraft loans.

The total amount of loans due after December 31, 2021 which have predetermined interest rates is 301.2 million, while the total amount of loans due after such date which have floating or adjustable interest rates is 250.0 million. Construction or development loans at December 31, 2020 were $19.8 million for single family dwellings, $2.3 million for multi-family and $9.4 million for nonresidential.

The aggregate amount of loans and extensions of credit that the Bank is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus. In addition to the 15% limit, the Bank is permitted to lend an additional amount equal to 10% of unimpaired capital and surplus if the additional amount is fully secured by “readily marketable collateral” having a current market value of at least 100% of the loan or extension of credit. Similarly, the Bank is permitted to lend additional amounts equal to the lesser of 30% of unimpaired capital and surplus, or $30 million, for certain residential development loans. Applicable law establishes a number of rules for combining loans to separate borrowers. Loans or extensions of credit to one person may be attributed to other persons if: (i) the proceeds of a loan or extension of credit are used for the direct benefit of the other person; or (ii) a common enterprise is deemed to exist between persons. At December 31, 2020, based upon the 15% limitation, the Bank's regulatory limit for loans to one borrower was approximately $14.4 million and no loans to any one borrower exceeded this amount. At December 31, 2020, the Bank’s largest aggregate amount of loans to one borrower totaled $13.9 million. All of the loans for the largest borrower were performing in accordance with their terms as of December 31, 2020 and the borrower had no affiliation with the Bank other than their relationship as a customer.

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

Single family loans are originated either for inclusion in the loan portfolio under the Bank’s Portfolio First loan program or for sale in the secondary market to the Federal National Mortgage Association (FNMA) on a servicing retained basis or to other third party investors on a servicing released basis. The limit for a retail mortgage originated for sale on the secondary market was $510,400 and $484,350 for 2020 and 2019, respectively, and these loans require the approval of a designated secondary market underwriter.

Two levels of approval authority have been established for loans originated under the Portfolio First loan program. The two levels of authority include Approved Portfolio First Lenders and Credit Administration positions with Portfolio First approval authority. Approved Portfolio First Lenders are select mortgage loan officers recommended for the Portfolio First program approval authority by their Market President and are approved by the Chief Credit Officer or Chief Operating Officer. The Credit Administration positions with Portfolio First approval authority include the Director of Retail Lending and Loan Servicing, the Chief Credit Officer and the Chief Operating Officer.

Loans less than $400,000 require the approval of one Credit Administration individual with Portfolio First approval authority. Loans over $400,000 require the approval of two individuals with Portfolio First approval authority. Loans where the total aggregate amount of all loan obligations owed or guaranteed to the Bank plus the new obligation is greater than $2.0 million require the approval of a majority of the Senior Loan Committee, which is comprised of the Bank’s most experienced lending staff.

Loans that meet the underwriting guidelines of secondary market investors are approved by designated Credit Administration positions. The Credit Administration positions with secondary market approval authority include Retail Loan Underwriters, the Director of Retail Lending and Servicing, the Chief Credit officer and the Chief Operating Officer. Resident and Physician loan products that fall under the Portfolio First Policy are underwritten by a Retail Loan Underwriter who has the authority to approve these loans. Resident and Physician loans with exceptions require a second approval from an individual with Portfolio First approval authority. Approval level authorities are granted by the Chief Credit Officer or Chief Operating Officer and confirmed by the Executive Loan Committee on an annual basis. Loans are originated based on the specific guidelines established by the secondary market investor.

The Bank generally requires title insurance on its mortgage loans, as well as fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property. The Bank also requires flood insurance to protect the property securing its interest when the property is located in a flood plain.

Single Family Residential Real Estate Lending. At December 31, 2020, the Company's single family real estate loans, consisting of both fixed rate and adjustable rate loans, totaled $135.0 million, an increase of $14.9 million from $120.1 million at December 31, 2019. The increase in the single family loans in 2020 is the result of an increase in loan originations due to the low interest rate environment that existed during the year and an increased emphasis on placing shorter term fixed and adjustable rate mortgage loans into the portfolio. The majority of the longer term loans that were originated during the year continued to be sold into the secondary market in order to manage the Company’s interest rate risk position.

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

In underwriting single family residential real estate loans the Company evaluates the borrower's credit history and ability to make principal, interest and escrow payments; the value of the property that will secure the loan; and debt-to-income ratios. Properties securing single family residential real estate loans made by the Company are appraised by independent appraisers. The Company originates residential mortgage loans with loan-to-value ratios up to 100% for owner-occupied homes and up to 85% for nonowner-occupied homes; however, private mortgage insurance is generally required to reduce the Company's exposure to 80% or less of the value on most loans. The Company generally seeks to underwrite its loans in accordance with secondary market, FHA, VA or RD standards. However, the Company does originate some shorter term fixed rate and adjustable rate single family loans for its portfolio that do not meet certain secondary market guidelines.

The Company's single family mortgage loans customarily include due-on-sale clauses giving it the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the property subject to the mortgage.

At December 31, 2020, $0.5 million of the single family residential loan portfolio was non-performing, compared to $0.6 million at December 31, 2019.

Commercial Real Estate and Multi-Family Lending. The Company originates permanent commercial real estate and multi-family loans secured by properties located primarily in its market area. It also purchases a limited amount of participations in commercial real estate and multi-family loans originated by third parties. The commercial real estate and multi-family loan portfolio includes loans secured by motels, hotels, apartment buildings, churches, manufacturing plants, land developments, office buildings, movie theaters, shopping malls, nursing homes, restaurants, warehouses and other non-residential building properties primarily located in the upper Midwestern portion of the United States. At December 31, 2020, the Company’s commercial and multi-family real estate loans totaled $349.2 million, an increase of $30.1 million from $319.1 million at December 31, 2019.

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

Multi-family and commercial real estate loans generally present a higher level of risk than loans secured by single family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family and commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired. At December 31, 2020, $1.5 million of loans in the commercial real estate portfolio were non-performing compared to $0.2 million at December 31, 2019. The largest non-performing loan in this category as of December 31, 2020 was a $1.0 million loan relationship secured by a truck terminal building located in the Bank’s primary market area.

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

Construction loans are obtained principally through continued business from builders and developers who have previously borrowed from the Bank, as well as referrals from existing and walk-in clients. The application process includes a submission to the Bank of accurate plans, specifications and costs of the project to be constructed. These items are some of the factors utilized in the determination of the appraised value of the subject property to be built.

At December 31, 2020, construction loans totaled $31.5 million, an increase of $0.4 million from $31.1 million at December 31, 2019. Total construction loans included $19.8 million and $23.2 million of single family residential, $2.3 million and $1.9 million of multi-family residential and $9.4 million and $6.0 million of commercial real estate loans at December 31, 2020 and 2019, respectively. The nature of construction loans makes them more difficult to evaluate and monitor than loans on existing buildings. The risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value upon completion of the project, experience of the builder and the estimated cost (including interest) of the project. If the estimate of value proves to be inaccurate, the Company may be confronted, at or prior to the maturity of the loan, with a project having a value that is insufficient to assure full repayment or the possibility of having to make substantial investments to complete and sell the project. Because defaults in repayment may not occur during the construction period, it may be difficult to identify problem loans at an early stage. In these cases, the Company may be required to modify the terms of the loan. There were no construction loans in the commercial real estate portfolio that were non-performing at December 31, 2020 and 2019.

Consumer Lending. The Company originates a variety of consumer loans, including home equity loans (open-end and closed-end), automobile, recreational vehicles, mobile home, lot loans, loans secured by deposit accounts and other loans for household and personal purposes. At December 31, 2020, the Company’s consumer loans totaled $55.4 million, a decrease of $14.5 million from $69.9 million at December 31, 2019.

Consumer loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower. The Company's consumer loans are made at fixed or adjustable interest rates, with terms up to 20 years for secured loans and up to five years for unsecured loans.

The Company's home equity loans are written so that the total commitment amount, when combined with the balance of any other outstanding mortgage liens, generally does not exceed 85% of the appraised value of the property or an internally established market value. Internal market values are established using current market data, including recent sales data, and are typically lower than third party appraised values. The closed-end home equity loans are written with fixed or adjustable rates with terms up to 15 years. The open-end home equity lines are written with an adjustable rate and a 2, 5 or 10 year draw period that requires interest only payments followed by a 10 year repayment period that fully amortizes the outstanding balance. The consumer may access the open-end home equity line by making a withdrawal at the Bank, transferring funds through our online or mobile banking products or writing a check on the home equity line of credit account. Open and closed-end equity loans, which are generally secured by second mortgages on the borrower’s principal residence, represented 59.3% and 63.5% of the Company’s consumer loan portfolio at December 31, 2020 and December 31, 2019, respectively.

The underwriting standards employed by the Company for consumer loans include a determination of the applicant's payment history on other debts and their ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount. Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or are secured by rapidly depreciable assets, such as automobiles, recreational vehicles or mobile homes. In these cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. At both December 31, 2020 and 2019, $0.7 million of the consumer loan portfolio was non-performing.

Commercial Business Lending. The Company maintains a portfolio of commercial business loans to borrowers associated with the real estate industry as well as to retail, manufacturing operations and professional firms. The Company's commercial business loans generally have terms ranging from six months to five years and may have either fixed or variable interest rates. The Company's commercial business loans generally include personal guarantees and are usually, but not always, secured by business assets such as inventory, equipment, leasehold interests in equipment, fixtures, real estate and accounts receivable. The underwriting process for commercial business loans includes consideration of the borrower's financial statements, tax returns, projections of future business operations and inspection of the subject collateral, if any. The Company may also purchase a limited amount of participation interests in commercial business loans originated outside of the Company’s market area from third party originators. These loans generally have underlying collateral of inventory or equipment and repayment periods of less than ten years. At December 31, 2020, the Company’s commercial business loans totaled $82.7 million, an increase of $18.5 million from $64.2 million at December 31, 2019.

Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her income, and which are secured by real property with more easily ascertainable value, commercial business loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Furthermore, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. At December 31, 2020, the amount of non-performing loans in the commercial business portfolio was not material. At December 31, 2019, $0.6 million of loans in the commercial business loan portfolio were non-performing.

Originations, Purchases and Sales of Loans and Mortgage-Backed and Related Securities

Real estate loans are generally originated by the Company's salaried loan officers. Mortgage and consumer loan officers may also receive a commission in addition to their base salary for meeting production and other branch goals. Loan applications are taken in all branch and loan production offices.

The Company originates both fixed and adjustable rate loans, however, its ability to originate loans is dependent upon the relative client demand for loans in its markets. Demand for adjustable rate loans is affected by the interest rate environment. The amount of adjustable rate loans decreased in 2020 due to the customer preference to lock in fixed rate loans because of the low interest rate environment that existed during the year and the amount of fixed rate loans increased in 2020. The Company originated $18.4 million of single family adjustable rate loans for its portfolio during 2020, a decrease of $1.0 million from $19.4 million in 2019. The Company also originated $58.4 million of fixed rate single family loans for its portfolio during 2020, an increase of $22.6 million from $35.8 million for 2019.

The Company continues to focus its portfolio loan origination efforts on commercial real estate, commercial business and consumer loans because these loans have terms to maturity and adjustable interest rate characteristics that are generally more beneficial to the Company in managing interest rate risk than traditional single family fixed rate conventional loans. The Company originated $191.9 million of multi-family and commercial real estate, commercial business and consumer loans (which excludes commercial real estate loans for construction or development) during 2020, an increase of $64.6 million from originations of $127.3 million for 2019. The increase in originations primarily reflects the $57.9 million and $8.7 million increase in originations of commercial business and commercial real estate loans, respectively, in 2020 compared to 2019. The increase in commercial business loans was primarily related to the $53.2 million of PPP loans originated during the year. Multi-family loan originations increased $7.6 million and consumer loan originations decreased $9.5 million between the periods.

In order to supplement loan demand in the Company's market area and geographically diversify its loan portfolio, the Company purchases participations in real estate loans from selected sellers, from time to time, with yields based upon then-current market rates. The Company reviews and underwrites all loans purchased to ensure that they meet the Company's underwriting standards, and the seller generally continues to service the loans. The Company has generally not experienced higher losses or credit quality issues with purchased participations than other loans originated by the Company. The Company purchased $7.8 million of loans during 2020, an increase of $6.3 million from the $1.5 million purchased during 2019. All of the loans purchased have terms and interest rates that are similar in nature to the Company's originated single family, commercial real estate, construction and development and commercial business portfolios.

The Company has mortgage-backed and related securities that are held, based on investment intent, in the "available for sale" portfolio. The Company acquired mortgage-backed securities of $62.2 million and $49.4 million, respectively, in 2020 and 2019. The increase in the amount of mortgage-backed securities purchased is because there was an increase in investment activity during 2020 compared to 2019 due to the increase in deposit balances between the periods. The Company did not sell any mortgage-backed securities in 2020 or 2019. See “Investment Activities” section of this Form 10-K for further discussion of the Company’s investment activity.

The following table shows the loan and mortgage-backed and related securities origination, purchase, acquisition, sale and repayment activities of the Company for the periods indicated.

LOANS HELD FOR INVESTMENT
	Year Ended December 31,
(Dollars in thousands)	2020	2019	2018
Originations by type
Adjustable rate:
Real estate:
Single family	$18,401	19,352	13,373
Multi-family	3,602	1,700	1,387
Commercial	23,581	29,045	15,748
Construction or development	24,419	32,981	26,136
Non-real estate:
Consumer	9,127	11,438	11,707
Commercial business	13,050	6,504	12,298
Total adjustable rate	92,180	101,020	80,649
Fixed rate:
Real estate:
Single family	58,371	35,816	20,979
Multi-family	6,399	709	2,278
Commercial	48,816	34,655	24,425
Construction or development	9,084	12,740	11,499
Non-real estate:
Consumer	12,035	19,253	18,089
Commercial business	75,279	23,965	14,030
Total fixed rate	209,984	127,138	91,300
Total loans originated	302,164	228,158	171,949
Purchases
Real estate:
Single family	1,534	201	412
Commercial	246	375	0
Construction or development	6,000	0	0
Non-real estate:
Commercial business	0	900	1,381
Total loans purchased	7,780	1,476	1,793
Sales, participations and repayments
Real estate:
Multi-family	0	0	2,000
Commercial	201	4,135	6,112
Construction or development	0	3,811	2,224
Non-real estate:
Consumer	2,023	1,844	996
Commercial business	1,303	653	170
Total sales	3,527	10,443	11,502
Transfers to loans held for sale	6,815	6,253	11,642
Principal repayments	249,201	202,051	149,946
Total reductions	259,543	218,747	173,090
Decrease in other items, net	(1,045)	(1,308)	(594)
Net increase	$49,356	9,579	58

LOANS HELD FOR SALE

	Year Ended December 31,
(Dollars in thousands)	2020	2019	2018
Originations by type
Fixed rate:
Real estate:
Single family	$254,484	115,861	76,489
Total fixed rate	254,484	115,861	76,489
Total loans originated	254,484	115,861	76,489

Sales and repayments
Real estate:
Single family	255,181	119,147	79,243
Total sales	255,181	119,147	79,243
Transfers from loans held for investment	(3,288)	(3,469)	(4,364)
Principal repayments	11	21	3
Total reductions	251,904	115,699	74,882
Net increase	$2,580	162	1,607

MORTGAGE-BACKED AND RELATED SECURITIES

	Year Ended December 31,
(Dollars in thousands)	2020	2019	2018
Purchases
Fixed rate mortgage-backed securities	$62,191	49,433	4,888
Total purchases	62,191	49,433	4,888
Decrease in other items, net	(15,578)	(2,605)	(1,933)
Net increase	$46,613	46,828	2,955

Classified Assets and Delinquencies

Classification of Assets. Federal regulations require that each savings institution evaluate and classify its assets on a regular basis. In addition, in connection with examinations of savings institutions, the OCC or the Federal Deposit Insurance Corporation (FDIC) examiners may identify problem assets and, if appropriate, require them to be classified with an adverse rating. There are three adverse classifications: substandard, doubtful, and loss. Assets classified as substandard have one or more defined weaknesses and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have the weaknesses of those classified as substandard, with additional characteristics that make collection in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset on the balance sheet of the institution is not warranted. Assets classified as substandard or doubtful require the institution to establish prudent specific allowances for loan losses. If an asset, or portion thereof, is classified as a loss, the institution generally charges off such amount. If an institution does not agree with an OCC or FDIC examiner's classification of an asset, it may appeal the determination to the OCC District Director or the appropriate FDIC personnel. On the basis of management's review of its assets, at December 31, 2020, the Bank classified a total of $20.0 million of its loans and real estate as follows:

(Dollars in thousands)	Single Family	Construction or Development	Commercial and Multi-family	Consumer	Commercial Business	Real Estate	Total
Substandard	$2,845	672	12,561	600	2,482	636	19,796
Doubtful	29	0	0	132	0	0	161
Loss	0	0	0	18	0	0	18
Total	$2,874	672	12,561	750	2,482	636	19,975

The Bank's classified assets consist of non-performing loans and other assets and loans of concern discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations (incorporated by reference in Item 7 of Part II of this Form 10-K). See “Note 6 Allowance for Loan Losses and Credit Quality Information” in the Notes to Consolidated Financial Statements in the Annual Report (incorporated by reference in Item 8 of Part II of this Form 10-K) for more information on classified assets.

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

The following table sets forth the Company's loan delinquencies by loan type, amount and percentage of loan category at December 31, 2020 for loans past due 60 days or more.

	Loans Delinquent For:
	60-89 Days			90 Days and Over			Total
(Dollars in thousands)	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category

Single family	1	$38	0.03%	5	$298	0.22%	6	$336	0.25%
Consumer	5	66	0.12	5	279	0.50	10	345	0.62
Total	6	$104	0.02%	10	$577	0.09%	16	$681	0.10%

Loans delinquent for 90 days and over are generally non-accruing and are included in the Company’s non-performing asset total at December 31, 2020.

Investment Activities

The Company utilizes the available for sale securities portfolio in virtually all aspects of asset/liability management. In making investment decisions, the Investment-Asset/Liability Committee considers, among other things, the yield and interest rate objectives, the credit risk position and the Bank's liquidity and projected cash flow requirements.

Securities. Federally-chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, the holding company of a federally-chartered savings institution may also invest its assets in commercial paper, investment grade corporate debt securities and mutual funds whose assets conform to the investments that a federally-chartered savings institution is otherwise authorized to make directly.

The investment strategy of the Company has been directed toward a mix of high-quality government agency obligations with short terms to maturity. At December 31, 2020, the Company did not own any investment securities of a single issuer that exceeded 10% of the Company's stockholders’ equity other than U.S. government agency obligations.

The Bank invests a portion of its liquid assets in interest-earning overnight deposits of the FHLB of Des Moines and the Federal Reserve Bank of Minneapolis. Other investments include high grade municipal bonds, corporate preferred stock, corporate equity securities and medium-term (up to five years) federal agency notes. HMN may invest in the same type of investment securities as the Bank. See “Note 4 Securities Available For Sale” in the Notes to Consolidated Financial Statements in the Annual Report for additional information regarding the Company's securities portfolio (incorporated by reference in Item 8 of Part II of this Form 10-K).

The following table sets forth the composition of the Company's securities portfolio, excluding mortgage-backed and related securities, at the dates indicated.

	December 31, 2020				December 31, 2019				December 31, 2018
	Amortized	Adjusted	Fair	of	Amortized	Adjusted	Fair	of	Amortized	Adjusted	Fair	of
(Dollars in thousands)	Cost	To	Value	Total	Cost	To	Value	Total	Cost	To	Value	Total
Securities available for sale:
U.S. Government agency obligations	$45,029	204	45,233	36.8%	$49,974	18	49,992	56.9%	$69,971	(1,236)	68,735	77.2%
Municipal obligations	725	1	726	0.6	1,969	7	1,976	2.2	2,378	(9)	2,369	2.7
Corporate obligations	37	0	37	0.0	108	0	108	0.1	173	(1)	172	0.2
Corporate preferred stock	700	(70)	630	0.5	700	(35)	665	0.8	700	(140)	560	0.6
Subtotal	46,491		46,626	37.9	52,751		52,741	60.0	73,222		71,836	80.7

Average remaining life of other marketable securities (in years)	0.81				1.04				2.02

Other interest-earning assets:
Cash equivalents	$76,450		76,450	62.1	$35,187		35,187	40.0	$17,160		17,160	19.3
Total	$122,941		123,076	100.0%	$87,938		87,928	100.0%	$90,382		88,996	100.0%

Average remaining life or term to repricing of other marketable securities and cash equivalents (in years)	0.31				0.62				1.63

The composition and maturities of the investment securities portfolio, excluding FHLB stock, mortgage-backed and related securities, are indicated in the following table.

	December 31, 2020
	1 Year or Less	After 1 through 5 Years	Over 10 Years	Total Securities
(Dollars in thousands)	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Adjusted To	Fair Value
Securities available for sale:
U.S. government agency securities (1)	$35,041	9,988	0	45,029	204	45,233
Municipal obligations	725	0	0	725	1	726
Corporate obligations	37	0	0	37	0	37
Corporate preferred stock	0	0	700	700	(70)	630
Total	$35,803	9,988	700	46,491	135	46,626

Weighted average yield	1.33%	1.10%	4.66%	1.33%

(1) Callable U.S. government agency securities maturity date based on first available call date that the security is anticipated to be called.

Mortgage-Backed and Related Securities. In order to supplement loan production and achieve its asset/liability management goals, the Company invests in mortgage-backed and related securities. All of the mortgage-backed and related securities owned by the Company are issued, insured or guaranteed either directly or indirectly by a U.S. government agency and are considered to be investment grade securities. The Company had $101.5 million of mortgage-backed and related securities all classified as “available for sale” at December 31, 2020, compared to $54.9 million at December 31, 2019. The Company purchased $62.2 million in mortgage-backed securities in 2020 and $49.4 million were purchased in 2019.

The contractual maturities of the mortgage-backed and related securities portfolio without any prepayment assumptions at December 31, 2020 are as follows:

(Dollars in thousands)	5 to 10 Years	10 to 20 Years	Over 20 Years	December 31, 2020 Balance
Securities available for sale:
Federal National Mortgage Association	$57,100	12,909	0	70,009
Federal Home Loan Mortgage Corporation	26,204	5,148	0	31,352
Collateralized Mortgage Obligations	0	0	103	103
Total	$83,304	18,057	103	101,464

Weighted average yield	1.28%	1.45%	5.74%	1.31%

At December 31, 2020, the Company did not have any non-agency mortgage-backed or related securities in excess of 10% of its stockholders' equity.

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

The variety of deposit accounts offered by the Bank has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. As clients have become more interest rate conscious, the Bank has become more susceptible to short-term fluctuations in deposit flows. The Bank manages the pricing of its deposits in keeping with its asset/liability management, profitability and growth objectives. Based on its experience, the Bank believes that its savings and checking accounts are relatively stable sources of deposits. However, the ability of the Bank to attract and maintain certificates of deposit and money market accounts, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. The increase in deposits in 2020 related to the $98.6 million increase in retail and commercial checking accounts, the $46.9 million increase in savings and money market accounts and the decrease in certificates of deposit of $24.2 million between the periods. The increase in deposits in 2019 related primarily to the $27.5 million increase in retail and commercial checking accounts, the $13.7 million increase in certificates of deposits, and the $9.3 million increase in savings and money market accounts. The decreases in 2018 related primarily to the $19.4 million decrease in deposits from clients in the alternative energy industry and the $3.8 million decrease in internet deposits. These decreases were partially offset by the $11.0 million increase in other retail and commercial deposits during 2018.

The following table sets forth the deposit flows at the Bank during the periods indicated.

	Year Ended December 31,
(Dollars in thousands)	2020	2019	2018
Opening balance	$673,870	623,352	635,601
Deposits	5,461,051	4,826,031	4,544,215
Withdrawals	(5,341,738)	(4,777,416)	(4,557,435)
Interest credited	2,021	1,903	971
Ending balance	795,204	673,870	623,352
Net increase (decrease)	$121,334	50,518	(12,249)
Percent change	18.01%	8.10%	(1.93)%

The following table sets forth the dollar amount of deposits in the various types of deposit products offered by the Bank as of December 31:

(Dollars in thousands)	2020		2019		2018
Transaction and Savings Deposits(1):	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Non-interest checking	$239,587	30.1%	$183,350	27.2%	$163,500	26.2%
Interest checking – 0.12%(2)	138,709	17.4	96,341	14.3	88,715	14.3
Savings– 0.06%(3)	100,209	12.6	80,054	11.9	76,839	12.3
Money market – 0.25%(4)	214,300	27.0	187,517	27.8	181,374	29.1
Total non-certificates	$692,805	87.1%	$547,262	81.2%	$510,428	81.9%

Certificates:
0.00 - 0.99%	$56,001	7.0%	$22,499	3.3%	$32,904	5.3%
1.00 - 1.99%	20,613	2.6	38,097	5.7	47,627	7.6
2.00 - 2.99%	21,973	2.8	61,936	9.2	31,680	5.1
3.00 - 3.99%	3,812	0.5	4,076	0.6	713	0.1
Total Certificates	102,399	12.9%	126,608	18.8%	112,924	18.1%
Total Deposits	$795,204	100.0%	$673,870	100.0%	$623,352	100.0%

(1)	Reflects weighted average rates paid on transaction and savings deposits at December 31, 2020.
(2)	The weighted average rate on interest checking accounts for 2019 was 0.13% and for 2018 was 0.10%.
(3)	The weighted average rate on savings accounts for both 2019 and 2018 was 0.08%.
(4)	The weighted average rate on money market accounts for 2019 was 0.65% and for 2018 was 0.56%.

The following table shows rate and maturity information for the Bank’s certificates of deposit as of December 31, 2020.

(Dollars in thousands)	0.00- 0.99%	1.00- 1.99%	2.00- 2.99%	3.00- 3.99%	Total	Percent of Total
Certificate accounts maturing in quarter ending:
March 31, 2021	$6,857	5,253	5,046	1,018	18,174	17.75%
June 30, 2021	11,764	2,803	3,601	823	18,991	18.55
September 30, 2021	9,826	4,617	5,326	1,079	20,848	20.36
December 31, 2021	13,566	3,186	1,463	0	18,215	17.79
March 31, 2022	4,322	1,398	1,817	343	7,880	7.70
June 30, 2022	2,356	504	2,792	228	5,880	5.74
September 30, 2022	1,932	200	551	321	3,004	2.93
December 31, 2022	667	806	715	0	2,188	2.14
March 31, 2023	353	239	45	0	637	0.62
June 30, 2023	1,244	217	35	0	1,496	1.46
September 30, 2023	1,225	324	0	0	1,549	1.51
December 31, 2023	741	41	188	0	970	0.94
Thereafter	1,148	1,025	394	0	2,567	2.51
Total	$56,001	20,613	21,973	3,812	102,399	100.00%

Percent of total	54.69%	20.13%	21.46%	3.72%	100.00%

The following table indicates the amount of the Bank's certificates of deposit and other deposits by time remaining until maturity as of December 31, 2020.

	Maturity
(Dollars in thousands)	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
Certificates of deposit less than $250,000	$16,320	16,637	32,630	23,522	89,109
Certificates of deposit of $250,000 or more	1,535	1,855	6,217	2,154	11,761
Public funds less than $250,000(1)	319	499	216	238	1,272
Public funds of $250,000 or more(1)	0	0	0	257	257
Total certificates of deposit	$18,174	18,991	39,063	26,171	102,399
Other deposit accounts of $250,000 or more	$257,319	0	0	0	257,319
Accounts of $250,000 or more	258,854	1,855	6,217	2,411	269,337
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

Borrowings. The Bank's other available sources of funds include advances from the FHLB and borrowings from the Federal Reserve Bank of Minneapolis. As a member of the FHLB of Des Moines, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions. Consistent with its asset/liability management strategy, the Bank has utilized FHLB advances from time to time to fund loan growth and extend the term to maturity of its liabilities. The Bank may also use short-term FHLB and Federal Reserve Bank borrowings to offset short term cash needs due to deposit outflows or loan fundings. At December 31, 2020, the Bank had no FHLB advances or Federal Reserve Bank borrowings outstanding. On such date, the Bank had a collateral pledge arrangement with the FHLB pursuant to which the Bank could borrow up to $168.3 million for liquidity purposes, subject to approval from the FHLB. The Bank also had the ability to borrow $60.4 million from the Federal Reserve Bank of Minneapolis based upon the loans that were pledged to it as collateral at December 31, 2020.

Refer to the information on pages 17 and 18 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in the Annual Report and “Note 12 Federal Home Loan Bank (FHLB) Advances and Other Borrowings” in the Notes to Consolidated Financial Statements in the Annual Report for more information on FHLB advances and other borrowings (incorporated by reference in Items 7 and 8 of Part II of this Form 10-K).

Service Corporations of the Bank

As a federally-chartered savings bank, the Bank is permitted by OCC regulations to invest up to 2% of its assets in the stock of, or loans to, service corporation subsidiaries, and may invest an additional 1% of its assets in service corporations where these additional funds are used for inner-city or community development purposes. In addition to investments in service corporations, federal institutions are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities in which a federal savings bank may engage directly.

OIA is one of two subsidiaries of the Bank. OIA is a Minnesota corporation that was organized in 1983 and operated as an insurance agency until 1986 when its assets were sold. OIA remained inactive until 1993 when it began offering credit life insurance, annuity and mutual fund products to the Bank's clients and others. OIA currently offers a variety of financial planning products and services. HPH is the Bank’s other subsidiary and was organized as a limited liability company in Minnesota in 2013. It was inactive in 2020 but has operated as an intermediary for the Bank in holding and operating certain foreclosed properties.

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

Competition for deposits is principally from mutual funds, securities firms, commercial banks, credit unions and other savings institutions located in the same communities and those that operate through Internet banking operations throughout the United States. The ability of the Bank to attract and retain deposits depends on its ability to provide an investment opportunity that satisfies the requirements of investors as to rate of return, liquidity, risk, convenience and other factors. The Bank competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours and a client-oriented staff.

Other Corporations Owned by the Company

The Bank was HMN’s sole direct subsidiary at December 31, 2020.

Employees

At December 31, 2020, the Company had a total of 180 employees, which equated to 172 full-time equivalent employees. None of the employees of the Company are represented by any collective bargaining unit. Management considers its employee relations to be good.

Regulation and Supervision

The banking industry is highly regulated. As a savings and loan holding company (SLHC), HMN is subject to regulation, supervision and examination by the FRB. The Bank, a federally-chartered savings association, is also subject to regulation, supervision and examination by the OCC, which is the Bank’s primary federal regulator. The FDIC also has authority to regulate the Bank. Subsidiaries of HMN and the Bank may also be subject to state regulation and/or licensing in connection with certain insurance and investment activities. The Company is subject to numerous laws and regulations. These laws and regulations impose restrictions on activities, set minimum capital requirements, impose lending and deposit restrictions and establish other restrictions. References in this section to applicable statutes and regulations are brief and incomplete summaries only. The Company recommends consulting the statutes, regulations and related policies and interpretive guidance for a full understanding of the details of their operation. Changes in statutes, regulations or regulatory policies applicable to the Company, including interpretation or implementation thereof, could have a material effect on the Company’s business.

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

Affiliate Transactions. The Bank, as a holding company subsidiary that is a depository institution, is subject to both qualitative and quantitative limitations on transactions with the Company. See section “Bank Regulation - Transactions with Affiliates and Insiders”.

Capital Adequacy. The Bank is subject to various regulatory capital requirements, however, the Company meets certain exemption requirements pursuant the FRB’s Small Bank Holding Company Policy Statement, and therefore, is exempt from the consolidated capital requirements.

Dividends. Federal law limits the ability of a savings and loan holding company, such as HMN, to pay dividends or make other capital distributions. FRB guidance applicable to holding companies sets out factors that should be taken into account when considering dividends or distributions, including, among other things, current and prospective earnings and liquidity, and the holding company’s ability to serve as an ongoing source of financial and managerial strength to insured depository institution subsidiaries such as the Bank.

Bank Regulation

As a federally-chartered savings association, the Bank is subject to regulation and supervision by the OCC. Federal law authorizes the Bank, as a federal savings association, to conduct, subject to various conditions and limitations, business activities that include: accepting deposits and paying interest on them; making and buying loans secured by residential and other real estate; making consumer loans; making commercial loans; investing in corporate obligations, government debt securities, and other securities; and offering various banking, trust, securities and insurance agency services to its clients.

Savings associations are expected to conduct lending activities in a prudent, safe and sound manner. The OCC regulates the safety and soundness of the Bank by enforcing statutory limits on the Bank’s lending and investment powers. OCC regulations set aggregate limits on certain types of loans including commercial business, commercial real estate and consumer loans. OCC regulations also establish limits on loans to a single borrower. As of December 31, 2020, the Bank’s lending limit to one borrower was approximately $14.4 million.

A federal savings association generally may not invest in noninvestment-grade debt securities. A federal savings association may establish subsidiaries to conduct any activity the association is authorized to conduct and may establish service corporation subsidiaries for limited preapproved activities.

Qualified Thrift Lender Test. Savings associations, including the Bank, must be qualified thrift lenders (QTLs). A savings association generally satisfies the QTL requirement if at least 65% of a specified asset base consists of assets such as loans to small businesses and loans to purchase or improve domestic residential real estate. Savings associations may qualify as QTLs in other ways. Savings associations that do not qualify as QTLs are subject to significant restrictions on their operations. If the Bank fails to meet QTL requirements, the Company would face certain limitations, including potential enforcement action by the OCC and, a statutory bar to the payment by the Bank of dividends except under prescribed conditions including approval by the OCC. As of December 31, 2020, the Bank met the QTL test.

OCC Assessments. The OCC is authorized by statute to charge assessments to cover the costs of examining the financial institutions it regulates and to fund its operations. The Bank’s OCC assessments for the year ended December 31, 2020 were approximately $0.2 million. The FRB does not currently assess HMN for examination fees.

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

During 2020, the Bank paid dividends to HMN of $5.0 million, which was used to fund the ongoing operating expenses of the Company, purchase treasury stock and improve its cash position. The improved cash position will potentially allow the Company to make a capital contribution into the Bank should the Bank need additional capital to support its operations. HMN did not declare or distribute any dividends to its common shareholders in 2020.

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

During 2020, the Bank was assessed approximately $0.2 million for the DIF. The Bank also received $0.1 million in offsetting small bank assessment credits as a result of the FDIC meeting the DIF reserve target of 1.35%. Deposit insurance covers $250,000 per account ownership type.

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

In addition to the capital categories, federal regulators have established a “capital conservation buffer” of 2.50% above the minimum capital ratios otherwise required by the prompt corrective action framework. If an institution’s capital levels fall below the buffer amount, the institution will be subject to limitations on the payment of dividends, share repurchases and the payment of discretionary bonuses.

At December 31, 2020, the Bank’s capital amounts and ratios are presented for actual capital and required capital and ratios under the prompt corrective actions regulations to which the Bank is currently subject:

			Prompt Corrective Action Regulations
	Actual		Required to be Adequately Capitalized		Required to be Well-Capitalized
(Dollars in thousands)	Amount	Percent of Assets(1)	Amount	Percent of Assets(1)	Amount	Percent of Assets(1)
December 31, 2020
Common equity Tier 1 capital	$89,473	13.62%	$29,571	4.50%	$42,714	6.50%
Tier 1 leverage	89,473	9.85	36,330	4.00	45,412	5.00
Tier 1 risk-based capital	89,473	13.62	39,428	6.00	52,571	8.00
Total risk-based capital	97,717	14.87	52,571	8.00	65,714	10.00

(1) Based upon the Bank’s adjusted total assets for the purpose of the Tier 1 or core capital ratios and risk-weighted assets for the purpose of the risk-based capital ratios.

Management believes that, as of December 31, 2020, the Bank’s capital ratios were in excess of those quantitative capital ratio standards set forth under the prompt corrective action regulations described above, including the capital conservation buffer, and was “well-capitalized” within the meaning of those prompt corrective action regulations. However, there can be no assurance that the Bank will continue to maintain such status in the future. In addition, the OCC has extensive discretion in its supervisory and enforcement activities, including the ability to downgrade the Bank’s prompt corrective action capital category by one level under certain conditions.

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

FHLB System. The Bank is a member of the FHLB of Des Moines, which is one of the 11 regional Federal Home Loan Banks (FHBs). The primary purpose of the FHBs is to provide funding to their financial institution members in support of the home financing credit function of the members. Each FHB serves as a reserve or central bank for its members within its assigned region. FHBs are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. FHBs make loans or advances to members in accordance with policies and procedures established by the board of directors of the FHB. These policies and procedures are subject to the regulation and oversight of the Federal Housing Financing Board. All advances from a FHB are required to be fully secured by sufficient collateral as determined by the FHB. Long-term advances are required to be used for residential home financing and small business and agricultural loans.

As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines. As of December 31, 2020, the Bank had $0.9 million in FHLB stock, which was in compliance with this requirement. The Bank receives dividends on its FHLB stock. The FHLB’s dividend philosophy is to differentiate dividend rates between membership and activity-based capital stock. Based on the FHLB’s most recent quarterly filing on Form 10-Q for the nine months ended September 30, 2020, the effective dividend rates paid on these subclasses of its capital stock at September 30, 2020 were 3.00% and 5.50%, respectively.

Other Regulation. Numerous other regulations promulgated by the FRB, the OCC, the Consumer Financial Protection Bureau (CFPB) and other agencies and other governmental authorities affect the business operations of the Bank. These include but are not limited to regulations relating to privacy, equal credit access, mortgage lending and foreclosure practices, electronic fund transfers, collection of checks, lending and savings disclosures and availability of funds. The CFPB has broad authority to develop new rules and interpretations with respect to consumer financial products and services, even though its examination and enforcement authority currently do not extend to the Bank.

Community Reinvestment Act. The Community Reinvestment Act (CRA) requires financial institutions regulated by the federal financial supervisory agencies to ascertain and help meet the credit needs of their delineated communities, including low to moderate income neighborhoods within those communities, while maintaining safe and sound banking practices. The regulatory agency assigns one of four possible ratings to an institution’s CRA performance and is required to make public an institution’s rating and written evaluation. The four possible ratings of meeting community credit needs are outstanding, satisfactory, needs improvement and substantial non-compliance. Under regulations that apply to all current CRA performance evaluations, many factors play a role in assessing a financial institution’s CRA performance. The institution’s regulator must consider its financial capacity and size, legal impediments, local economic conditions and demographics, including the competitive environment in which it operates. The evaluation does not rely on absolute standards, and the institutions are not required to perform specific activities or to provide specific amounts or types of credit. The Bank maintains a CRA statement for public viewing, as well as an annual CRA highlights document. These documents describe the Bank’s credit programs and services, community outreach activities, public comments and other efforts to meet community credit needs. The Bank’s last CRA exam was January 27, 2020 and the Bank received an “outstanding” rating under the Intermediate Small Savings Association criteria.

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

HMN’s primary source of cash is dividends from the Bank, and the Bank is restricted from paying dividends to HMN unless certain conditions are met under bank regulatory requirements. At December 31, 2020, HMN had $11.0 million in cash balances. Primarily, HMN requires cash for the payment of holding company level expenses, including director and management fees, legal expenses and regulatory costs. HMN may also use cash for the repurchase of outstanding HMN stock or the payment of dividends. HMN does not anticipate that it will have, on an ongoing long term stand-alone basis, adequate liquid resources to make all of the required cash payments for these items in the future. To meet these payment requirements or other potential HMN liquidity or capital needs would require dividends from the Bank or external capital. Failure to meet regulatory requirements for any future dividends from the Bank to HMN, or to receive dividends in amounts deemed satisfactory by HMN, could cause HMN to require other sources of liquidity for its needs in 2021 and beyond. Further information about HMN’s liquidity position is available on page 18 in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” section of the Annual Report incorporated by reference in Part II, Item 7 of this Form 10-K.

Our allowance for loan losses may prove to be insufficient to absorb losses or appropriately reflect, at any given time, the inherent risk of loss in our loan portfolio.

Our non-performing assets were at $3.3 million, or 0.37% of total assets, at December 31, 2020. Classified loans at December 31, 2020 were $39.4 million, or 6.0% of total loans. Classified loans represent special mention, performing substandard and non-performing loans. The low level of our classified loans is primarily due to the current economic environment. If the favorable economic environment does not continue these assets may not perform according to their terms and the value of the collateral may be insufficient to pay any remaining loan balance. If this occurs, we may experience losses or an increased risk of loss in our loan portfolio, which could have a negative effect on our results of operations. Like all financial institutions, we maintain an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety. Our allowance for loan losses may not be sufficient to cover actual loan losses or the inherent risk of loss in our loan portfolio, and future provision for loan losses could materially adversely affect our operating results.

In evaluating the appropriateness of our allowance for loan losses, we consider numerous factors, including but not limited to, specific occurrences of loan impairment, our historical charge-off experience, actual and anticipated changes in the size of the portfolios, national and regional economic conditions such as unemployment data, loan delinquencies, local economic conditions, demand for single family homes, demand for commercial real estate and building lots, loan portfolio composition and observations made by the Company's ongoing internal audit and regulatory exam processes. In addition, we use information about specific borrower situations, including their financial position and estimated collateral values, to estimate the risk and amount of loss for those borrowers. Our estimates of the risk of loss and amount of loss on any loan are complicated by the significant uncertainties surrounding our borrowers’ abilities to successfully execute their business models through changing economic environments, competitive challenges and other factors. Because of the degree of uncertainty and susceptibility of these factors to change, our actual losses and estimates of risk of loss inherent in our loan portfolio have varied and are likely to continue to vary from our current estimates. Such variances may materially and adversely affect our financial condition and results of operations.

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

In order to enhance the yield and shorten the term-to-maturity of its loan portfolio, the Company continues to maintain the balances of its commercial business and commercial real estate portfolios. These categories of loans represented approximately 71% of the total loans receivable at December 31, 2020. Some of the Company’s commercial real estate portfolio is in land development loans, while many of the Company’s commercial business loans are made to borrowers associated with the real estate industry. Commercial business and commercial real estate loans generally, and land development loans in particular, present a higher level of risk than loans secured by single family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans.

Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed or properties intended for resale are not developed and sold), the borrower’s ability to repay the loan and the underlying collateral may be impaired. Commercial business loans to businesses that are dependent on the cash flow generated by the sale or leasing of real estate are similarly impacted. The Company’s commercial business and commercial real estate loan portfolios have experienced difficulties in the past, which has adversely affected the Company’s results of operations and financial condition. At December 31, 2020, the Company had $2.7 million of non-performing loans, of which $1.5 million related to commercial business and commercial real estate loans. At December 31, 2020, total classified loans included $34.5 million of commercial business and commercial real estate loans. The Company may experience actual losses in respect of these classified loans and further increases in the level of classified loans in our loan portfolio that may require further increases in our provision for loan losses.

Regional economic changes in the Company’s markets have in the past adversely impacted, and may in the future adversely impact, results from operations.

Like all financial institutions, the Company is subject to the effects of any economic downturn, and in particular a significant decline in home values and reduced commercial development in the Company’s markets has had a negative effect on results of operations in the past. The Company’s success depends primarily on the general economic conditions in the counties in which the Company conducts business, and in the southern Minnesota, northern Iowa and eastern Wisconsin areas in general. Unlike larger financial institutions that are more geographically diversified, the Company provides banking and financial services to clients primarily in the Minnesota counties of Dakota, Dodge, Fillmore, Freeborn, Houston, Mower, Olmsted, Steele, and Winona and portions of Goodhue and Wabasha counties, as well as Marshall county in Iowa. The Bank also offers banking services to the Milwaukee, Wisconsin area through a branch location in Waukesha County in Wisconsin. The local economic conditions in these market areas have a significant impact on the Company’s ability to originate loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. A significant decline in the general economic conditions caused by inflation, recession, unemployment or other factors beyond the Company’s control can affect and has in the past affected these local economic conditions and can adversely affect and has in the past adversely affected the Company’s financial condition and results of operations. The Company has a significant amount of commercial business and commercial real estate loans and decreases in tenant occupancy and development home sales can have, and in the past have had, a negative effect on the ability of many of the Company’s borrowers to make timely repayments of their loans and the value of the collateral held as security for these loans, which can have, and in the past has had, an adverse impact on the Company’s earnings.

During 2020, the U.S. economy continued to perform reasonably well despite the negative impact of the COVID-19 pandemic. However, there are continuing concerns related to, among other things, the timing of the vaccine distributions and timing of changes in customer behaviors as a result of the pandemic, the level of U.S. government debt and fiscal actions that may be taken to address such debt, the potential effects of coronavirus on international trade (including supply chains and export levels), travel, employee productivity and other economic activities, depressed oil prices and the U.S. international relations and their effects on the financial markets and economic activity. There can be no assurance that current economic conditions will continue or improve, and economic conditions could worsen. Economic pressure on consumers and uncertainty regarding continuing economic improvement may result in changes in consumer and business spending, borrowing and saving habits. A return of recessionary conditions and/or other negative developments in the domestic or international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Declines in real estate value and sales volumes and high unemployment may also result in higher than expected loan delinquencies and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity and financial condition.

Because of the asset size of the Company, adverse performance affecting a few large loans or lending relationships can cause significant volatility in earnings.

Due to the Company’s asset size, the provision for loan losses or charge offs associated with individual loans can be large relative to the Company’s earnings for a particular period. If one or a few relatively large loans become non-performing in a period and the Company is required to increase its loss reserves, or to write off principal or interest relative to such loans, the operating results for that period could be significantly adversely affected. The effect on results of operations for any given period from a change in the performance of a small number of loans may be disproportionately larger than the impact of such loans on the quality of the Company’s overall loan portfolio. The Company generally limits its internal loan originations to loans less than $7.5 million with loans over that amount approved by its Executive Loan Committee. The Company’s regulatory lending limit was $14.4 million at December 31, 2020. The Bank’s largest borrowing relationship had outstanding loans totaling $13.9 million and was performing at December 31, 2020.

Changes in interest rates could negatively impact the Company’s results of operations.

The earnings of the Company are primarily dependent on net interest income, which is the difference between interest earned on loans and investments and interest paid on interest-bearing liabilities such as deposits and borrowings. Interest rates are highly sensitive to many factors, including government monetary and fiscal policies and domestic and international economic and political conditions. Conditions such as inflation, recession, unemployment, money supply, government borrowing and other factors beyond management’s control may also affect interest rates. If the Company’s interest-earning assets mature, reprice or prepay more quickly than interest-bearing liabilities in a given period, a decrease in market interest rates could adversely affect net interest income. Likewise, if interest-bearing liabilities mature or reprice, or, in the case of deposits, are withdrawn by the accountholder, more quickly than interest-earning assets in a given period, an increase in market interest rates could adversely affect net interest income. Given the Company’s assets and liability composition as of December 31, 2020, a falling interest rate environment would negatively impact the Company’s results of operations. The effect on our deposits of decreases in interest rates generally lags the effect on our assets. The lagging effect of deposit rate changes is primarily due to the Bank’s deposits that are in the form of certificates of deposit, which do not re-price immediately when the federal funds rate changes.

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

The Company faces significant competition both in attracting deposits and in the origination of loans. Mortgage bankers, commercial banks, credit unions and other savings institutions, which have offices in the Bank’s market area have historically provided most of the Company’s competition for deposits and loans; however, the Company also competes with financial institutions that operate through Internet banking operations throughout the United States. In addition, the Company faces additional and significant competition for funds from money market and mutual funds, and securities firms located in the same communities and those that operate through Internet banking operations throughout the United States. Many competitors have substantially greater financial and other resources than the Company. Finally, credit unions do not pay federal or state income taxes and are subject to fewer regulatory constraints than savings banks and as a result, they may enjoy a competitive advantage over the Company. The Bank competes for loans principally on the basis of the interest rates and loan fees it charges, the types of loans it originates and the quality of services it provides to borrowers. This competitive strategy places significant competitive pressure on the prices of loans and deposits.

Loss of large checking and money market deposit clients could increase cost of funds and have a negative effect on results of operations.

The Company has a number of large deposit clients that maintain balances in checking and money market accounts at the Bank. At December 31, 2020, there were $84.5 million in checking and money market accounts of clients in the alternative energy and other industries that have relationship balances greater than $5 million. The ability to attract and retain these types of deposits has a positive effect on the Company’s net interest margin as they provide a relatively low cost of funds to the Company compared to certificates of deposits or advances. If these depositors were to withdraw these funds and the Bank was not able to replace them with similar types of deposits, the Banks cost of funds would increase and the Company’s results of operation would be negatively impacted.

We may decide to grow our business through acquisitions, which may disrupt or harm our business and dilute stockholder value.

The Company continues to regularly monitor acquisition opportunities and from time to time conducts due diligence activities related to possible transactions with banks and other financial institutions. Negotiations may take place and future acquisitions may occur at any time. Our ability to grow through acquisitions will depend, in part, on the availability of suitable acquisition targets at acceptable prices, terms and conditions; our ability to compete effectively for these acquisition candidates; and the availability of capital and personnel to complete such acquisitions and run the acquired business effectively. These risks could be heightened if we complete a large acquisition or multiple acquisitions within a relatively short period of time.

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

Risks related to the Regulation of Our Industry

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

The CRA and fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The Department of Justice, the CFPB and other federal agencies are responsible for enforcing these laws and regulations. A successful challenge to an institution’s performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on mergers and acquisitions activity, and restrictions on expansion activity. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. The Bank has implemented policies and procedures designed to ensure compliance with such laws and regulations, but any non-compliance could lead to regulatory actions that could result in material penalties or sanctions.

The USA PATRIOT Act and Bank Secrecy Act may subject us to large fines for non-compliance.

The USA PATRIOT Act and the Bank Secrecy Act require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If these activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury Department’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of clients seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions. In recent years, several banking institutions have received large fines for non-compliance with these laws and regulations. Although the Bank has developed policies and procedures designed to ensure compliance, regulators may take enforcement action against the Bank in the event of non-compliance.

Technology and Cybersecurity Risks

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

During the year ended December 31, 2020, the price of our common stock on The Nasdaq Global Market ranged from $13.06 to $21.76 per share, and over the period from January 1, 2019 to December 31, 2020 it ranged from $13.06 to $23.34. Our closing sale price on December 31, 2020 was $17.20 per share and on February 16, 2021 it was $19.78 per share. Our stock generally trades in relatively low volumes and its price may fluctuate in response to a number of events and factors, including, but not limited to, variations in operating results, litigation or governmental and regulatory proceedings, market perceptions of our financial reporting, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions.

We may issue additional stock, or reissue shares of treasury stock, without shareholder consent.

We have authorized 16,000,000 shares of common stock. As of December 31, 2020, 9,128,662 shares were issued and outstanding (including 4,359,552 shares that were held as treasury stock) and 6,871,338 shares were unissued. The Company has also granted options to purchase 34,229 shares of common stock that are currently outstanding and has 365,742 shares that are available to be awarded pursuant to our current equity incentive plans. The board of directors has authority, without action or vote of the stockholders, to issue all or part of the authorized but unissued shares and to reissue all of the treasury shares. Additional shares may be issued, or treasury shares reissued, in connection with future financing, acquisitions, employee stock plans or otherwise. Any such issuance, or reissuance, will dilute the percentage ownership of existing stockholders. We are also currently authorized to issue up to 500,000 shares of preferred stock, however, as of December 31, 2020, there were no preferred stock shares issued and outstanding. Under our certificate of incorporation, our board of directors can issue additional preferred stock in one or more series and fix the terms of such stock without shareholder approval. Preferred stock may include the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions. The issuance of preferred stock could adversely affect the rights of the holders of common stock and reduce the value of the common stock. In addition, specific rights granted to holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party.

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

The following table provides information with respect to purchases made by the Company of its own stock during the fourth quarter of 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs (a)
October 1, 2020 to October 31, 2020	0	$	N/A	0	$5,639,400
November 1, 2020 to November 30, 2020	17,249		15.28	17,249	$5,375,907
December 1, 2020 to December 31, 2020	50,000		16.50	50,000	$4,549,407
Total	67,249		$16.21	67,249	$4,549,407

(a) On November 28, 2018, our board of directors announced a share repurchase authorization, pursuant to which the Company may, from time to time, purchase shares of its common stock for an aggregate purchase price not to exceed $6 million. Share repurchases may be executed through various means, including through open market transactions, privately negotiated transactions or otherwise. The repurchase authorization does not obligate the Company to purchase any shares and has no set expiration date.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The table on page 8 and the tables regarding investment maturities on page 20 of Part 1 Item 1 of this Form 10-K, as well as the information on pages 6 through 21 under the caption “Management Discussion and Analysis” (other than the section captioned “Market Risk”) of the Annual Report is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements (including the Notes to Consolidated Financial Statements) on pages 22 through 53 of the Annual Report, are incorporated herein by reference.

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

Changes in internal controls. No change in the Company’s internal control over financial reporting was identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the fourth quarter of the fiscal year ended December 31, 2020 and that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under this framework, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.

ItEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from the information under the captions “Proposal 1 – Election of Directors - Board of Directors,” “Corporate Governance - Committees of the Board of Directors” and “Delinquent Section 16(a) Reports” in the Company’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the close of the Company’s fiscal year ended December 31, 2020 (the 2021 Proxy Statement).

Information About Our Executive Officers

Executive officers are chosen by and serve at the discretion of the Board of Directors of HMN and the Bank. There are no family relationships among any of the directors or officers of HMN and the Bank. The business experience of each executive officer of both HMN and the Bank is set forth below.

Bradley C. Krehbiel, age 62. Mr. Krehbiel has been a director of HMN and President of the Bank since 2009, President of HMN since 2010, and Chief Executive Officer of HMN and the Bank since 2012. Prior to that, he had been the Executive Vice President of the Bank since 2004. Mr. Krehbiel joined the Bank as Vice President of Business Banking in 1998. Prior to his employment at the Bank, Mr. Krehbiel held several positions in the financial services industry.

Jon J. Eberle, age 55. Mr. Eberle is Chief Financial Officer, Senior Vice President and Treasurer of HMN and the Chief Financial Officer, Executive Vice President and Treasurer of the Bank. Mr. Eberle has held the Chief Financial Officer and Treasurer positions since 2003 and the Executive Vice President position since 2012. Prior to that he served as a Vice President since 2000 and as the Controller since 1998. From 1994 to 1998, he served as the Director of Internal Audit for HMN and the Bank. Prior to his employment at the Bank, Mr. Eberle worked as a certified public accountant for a national accounting firm.

Lawrence D. McGraw, age 57. Mr. McGraw has served as the Chief Operating Officer and Executive Vice President of the Bank since 2012. Prior to that he served as Chief Credit Officer and Senior Vice President since 2010. Prior to his employment at the Bank, Mr. McGraw served as Regional President and Chief Banking Officer of a Minnesota community bank from 2005 until 2010. From 2001 to 2005 he served as the President and Chief Executive Officer of a branch location of the same community bank. Prior to his tenure at the Minnesota community bank, Mr. McGraw held various positions at two other community banks and the FDIC.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the information under the captions “Executive Compensation” and “Director Compensation” in the 2021 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from the information under the captions “Security Ownership of Management and Certain Beneficial Owners” and “Other Equity Compensation Plan Information” in the 2021 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from the information under the captions “Corporate Governance - Director Independence; - Related Person Transaction Approval Policy; and - Certain Transactions” in the 2021 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTing FEES AND SERVICES

The information required by this Item is incorporated by reference from the information under the captions “Corporate Governance - Independent Registered Public Accounting Firm” and “-Approval of Independent Registered Public Accounting Firm Services and Fees” in the 2021 Proxy Statement.

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

ITEM 16. FORM 10-K SUMMARY

   None.

INDEX TO EXHIBITS

Exhibit Number	Exhibit	Filing Status
3.1	Certificate of Incorporation (Amended and Restated through July 28, 2015)	Incorporated by Reference (1)

3.2	Amended and Restated By-laws	Incorporated by Reference (2)

4.1	Form of Common Stock Certificate	Incorporated by Reference (3)

4.2	Description of Capital Stock	Incorporated by Reference (4)

10.1†	Form of Change in Control Agreement with executive officers	Incorporated by Reference (5)

10.2†	Directors Deferred Compensation Plan	Incorporated by Reference (6)

10.3†	Non-Employee Director Stock Purchase Plan	Incorporated by Reference (7)

10.4†	Description of annual awards to non-employee directors under the 2009 Equity Incentive Plan and form of Restricted Stock Agreement (approved April 28, 2015)	Incorporated by Reference (8)

10.5†	HMN Financial, Inc. Employee Stock Ownership Plan (Amended and Restated January 1, 2016)	Incorporated by Reference (9)

10.6†	HMN Financial, Inc. 2009 Equity Incentive Plan	Incorporated by Reference (10)

10.7†	Form of Incentive Stock Option Agreement under HMN Financial, Inc. 2009 Equity Incentive Plan (Approved January 26, 2016)	Incorporated by Reference (11)

10.8†	Executive Management Incentive Plan (Amended and Restated January 31, 2017)	Incorporated by Reference (12)

10.9†	HMN Financial, Inc. 2017 Equity Incentive Plan	Incorporated by Reference (13)

10.10†	Form of Directors’ Restricted Stock Agreement for awards granted to directors under the HMN Financial, Inc. 2017 Equity Incentive Plan	Incorporated by Reference (14)

10.11†	Form of Executives’ Restricted Stock Agreement for awards granted to executives under the HMN Financial, Inc. 2017 Equity Incentive Plan	Incorporated by Reference (15)

10.12†	Executive Severance Agreement, dated May 23, 2017, among the Company, the Bank and Bradley C. Krehbiel	Incorporated by Reference (16)

13	Portions of Annual Report to Security Holders for the fiscal year ended December 31, 2020 incorporated by reference	Filed Electronically

21	Subsidiaries of Registrant	Incorporated by Reference (17)

23.1	Consent of CliftonLarsonAllen LLP	Filed Electronically

24	Powers of Attorney	Included with Signatures

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically

Exhibit Number	Exhibit	Filing Status
32	Section 1350 Certifications	Filed Electronically

101

Financial Statements of the Company from the annual report on Form 10-K for the year ended December 31, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

Filed Electronically
† Management contract or compensatory arrangement.

1	Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2015.
2	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated March 5, 2012.
3	Incorporated by reference to the same numbered exhibit to the Company’s Registration Statement on Form S-1 dated April 1, 1994.
4	Incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2019.
5	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 27, 2014, filed on June 2, 2014.
6	Incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 1994.
7	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015.
8	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015.
9.	Incorporated by reference to Exhibit 10. 5 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2015.
10	Incorporated by reference to Exhibit A to the Company’s Proxy Statement for its Annual Meeting of Stockholders held on April 28, 2009.
11	Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2015.
12	Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2016.
13	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2017.
14	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2017.
15	Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2017.
16	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 23, 2017, filed on May 30, 2017.
17	Incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2019.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HMN FINANCIAL, INC.
Date: March 5, 2021	By:	/s/ Bradley Krehbiel
Bradley Krehbiel,
President and CEO

Each of the undersigned hereby appoints Wendy Shannon and Jon Eberle, and each of them (with full power to act alone), as attorneys and agents for the undersigned, with full power of substitution, for and in the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission under the Securities Act of 1934, as amended, any and all amendments and exhibits to this Form 10-K and any and all applications, instruments, and other documents to be filed with the Securities and Exchange Commission pertaining to this Form 10-K or any amendments thereto, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary or desirable. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 5, 2021.

Name	Title
/s/ Bradley Krehbiel	President and CEO
Bradley Krehbiel	(Principal Executive Officer)

/s/ Jon Eberle	Senior Vice President, Chief Financial Officer and Treasurer
Jon Eberle	(Principal Financial and Accounting Officer)

/s/ Wendy Shannon	Chair of the Board
Wendy Shannon

/s/ Allen Berning	Director
Allen Berning

/s/ Sequoya Borgman	Director
Sequoya Borgman

/s/ Michael Bue	Director
Michael Bue

/s/ Bernard Nigon	Director
Bernard Nigon

/s/ Hugh Smith	Director
Hugh Smith

/s/ Mark Utz	Director
Mark Utz

/s/ Hans Zietlow	Director
Hans Zietlow