Form 10-Q
period 2021-03-31
HMN FINANCIAL INC
filed 2021-05-04
CIK 921183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THESECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at April 30, 2021
Common stock, $0.01 par value	4,732,575

HMN FINANCIAL, INC.

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1 : Financial Statements

HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31,	December 31,
(Dollars in thousands, except per share data)	2021	2020
	(unaudited)
Assets
Cash and cash equivalents	$115,391	86,269
Securities available for sale:
Mortgage-backed and related securities (amortized cost $133,434 and $99,821)	133,505	101,464
Other marketable securities (amortized cost $45,786 and $46,491)	45,773	46,626
	179,278	148,090

Loans held for sale	7,256	6,186
Loans receivable, net	641,787	642,630
Accrued interest receivable	2,374	3,102
Mortgage servicing rights, net	3,114	3,043
Premises and equipment, net	9,945	10,133
Goodwill	802	802
Core deposit intangible	32	57
Prepaid expenses and other assets	8,819	7,241
Deferred tax asset, net	2,507	2,027
Total assets	$971,305	909,580

Liabilities and Stockholders’ Equity
Deposits	$855,478	795,204
Accrued interest payable	145	140
Customer escrows	2,971	1,998
Accrued expenses and other liabilities	7,647	8,986
Total liabilities	866,241	806,328
Commitments and contingencies
Stockholders’ equity:
Serial-preferred stock ($.01 par value): authorized 500,000 shares; issued 0	0	0
Common stock ($.01 par value): authorized 16,000,000 shares; issued 9,128,662	91	91
Additional paid-in capital	40,405	40,480
Retained earnings, subject to certain restrictions	121,267	117,849
Accumulated other comprehensive income	41	1,282
Unearned employee stock ownership plan shares	(1,401)	(1,450)
Treasury stock, at cost 4,377,829 and 4,359,552 shares	(55,339)	(55,000)
Total stockholders’ equity	105,064	103,252
Total liabilities and stockholders’ equity	$971,305	909,580

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2021	2020
Interest income:
Loans receivable	$7,360	7,240
Securities available for sale:
Mortgage-backed and related	391	289
Other marketable	107	212
Other	31	103
Total interest income	7,889	7,844

Interest expense:
Deposits	453	892
Total interest expense	453	892
Net interest income	7,436	6,952
Provision for loan losses	(576)	460
Net interest income after provision for loan losses	8,012	6,492

Non-interest income:
Fees and service charges	739	714
Loan servicing fees	395	332
Gain on sales of loans	1,773	1,134
Other	348	291
Total non-interest income	3,255	2,471

Non-interest expense:
Compensation and benefits	3,821	4,047
Occupancy and equipment	1,107	1,123
Data processing	347	308
Professional services	203	487
Other	1,001	1,036
Total non-interest expense	6,479	7,001
Income before income tax expense	4,788	1,962
Income tax expense	1,370	577
Net income	3,418	1,385
Other comprehensive (loss) income, net of tax	(1,241)	1,275
Comprehensive income available to common stockholders	$2,177	2,660
Basic earnings per share	$0.75	0.30
Diluted earnings per share	$0.74	0.30

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

(unaudited)

					Unearned
					Employee
				Accumulated	Stock		Total
		Additional		Other	Ownership		Stock-
	Common	Paid-In	Retained	Comprehensive	Plan	Treasury	Holders’
(Dollars in thousands)	Stock	Capital	Earnings	Income	Shares	Stock	Equity
Balance, December 31, 2020	$91	40,480	117,849	1,282	(1,450)	(55,000)	103,252
Net income			3,418				3,418
Other comprehensive loss				(1,241)			(1,241)
Stock repurchases		0				(523)	(523)
Restricted stock awards		(184)				184	0
Amortization of restricted stock awards		60					60
Earned employee stock ownership plan shares		49			49		98
Balance, March 31, 2021	$91	40,405	121,267	41	(1,401)	(55,339)	105,064

					Unearned
					Employee
				Accumulated	Stock		Total
		Additional		Other	Ownership		Stock-
	Common	Paid-In	Retained	Comprehensive	Plan	Treasury	Holders’
(Dollars in thousands)	Stock	Capital	Earnings	Income	Shares	Stock	Equity
Balance, December 31, 2019	$91	40,365	107,547	46	(1,643)	(53,758)	92,648
Net income			1,385				1,385
Other comprehensive income				1,275			1,275
Stock repurchases						(360)	(360)
Restricted stock awards		(117)				117	0
Stock awards withheld for tax withholding						(60)	(60)
Amortization of restricted stock awards		46					46
Earned employee stock ownership plan shares		53			48		101
Balance, March 31, 2020	$91	40,347	108,932	1,321	(1,595)	(54,061)	95,035

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Cash flows from operating activities:
Net income	$3,418	1,385
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	(576)	460
Depreciation	254	291
Amortization of premiums, net	181	16
Amortization of deferred loan (fees) costs	(625)	2
Amortization of core deposit intangible	25	25
Amortization of purchased loan fair value adjustments	(5)	(4)
Amortization of mortgage servicing rights	297	228
Capitalized mortgage servicing rights	(368)	(262)
Securities (gains) losses, net	(53)	57
Loss on sales of real estate	0	2
Gain on sales of loans	(1,773)	(1,134)
Proceeds from sale of loans held for sale	50,040	29,514
Disbursements on loans held for sale	(46,156)	(29,133)
Amortization of restricted stock awards	60	46
Amortization of unearned Employee Stock Ownership Plan shares	49	48
Earned Employee Stock Ownership Plan shares priced above original cost	49	53
Decrease in accrued interest receivable	728	15
Increase (decrease) in accrued interest payable	5	(76)
(Increase) decrease in other assets	(1,586)	505
(Decrease) increase in other liabilities	(1,295)	30
Other, net	2	0
Net cash provided by operating activities	2,671	2,068
Cash flows from investing activities:
Principal collected on securities available for sale	7,498	2,633
Proceeds collected on maturities of securities available for sale	25,682	25,875
Purchases of securities available for sale	(66,268)	(20,102)
Purchase of Federal Home Loan Bank stock	(159)	(79)
Proceeds from sales of real estate owned	0	34
Net increase in loans receivable	(960)	(22,818)
Purchases of premises and equipment	(66)	(202)
Net cash used by investing activities	(34,273)	(14,659)
Cash flows from financing activities:
Increase in deposits	60,274	3,649
Purchase of treasury stock	(523)	(360)
Stock awards withheld for tax withholding	0	(60)
Increase in customer escrows	973	707
Net cash provided by financing activities	60,724	3,936
Increase (decrease) in cash and cash equivalents	29,122	(8,655)
Cash and cash equivalents, beginning of period	86,269	44,399
Cash and cash equivalents, end of period	$115,391	35,744
Supplemental cash flow disclosures:
Cash paid for interest	$448	968
Cash paid for income taxes	1,921	0
Supplemental noncash flow disclosures:
Loans transferred to loans held for sale	3,008	969
Transfer of loans to real estate	0	139

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

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of comprehensive income, consolidated statements of stockholders' equity and consolidated statements of cash flows in conformity with U.S. Generally Accepted Accounting Principles (GAAP). However, all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The results of operations for the three month period ended March 31, 2021 are not necessarily indicative of the results which may be expected for the entire year.

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

The following table summarizes the assets and liabilities of the Company for which fair values are determined on a recurring basis as of March 31, 2021 and December 31, 2020.

	Carrying Value at March 31, 2021
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale	$179,278	0	179,278	0
Equity securities	201	0	201	0
Mortgage loan commitments	(27)	0	(27)	0
Total	$179,452	0	179,452	0

	Carrying Value at December 31, 2020
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale	$148,090	0	148,090	0
Equity securities	149	0	149	0
Mortgage loan commitments	261	0	261	0
Total	$148,500	0	148,500	0

The Company may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of the lower-of-cost-or-market accounting or write-downs of individual assets. The following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at March 31, 2021 and December 31, 2020.

	Carrying Value at March 31, 2021
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Three Months Ended March 31, 2021 Total Losses
Loans held for sale	$7,256	0	7,256	0	(113)
Mortgage servicing rights, net	3,114	0	3,114	0	0
Impaired loans	2,752	0	2,752	0	(5)
Real estate, net	666	0	666	0	0
Total	$13,788	0	13,788	0	(118)

	Carrying Value at December 31, 2020
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Year Ended December 31, 2020 Total Gains (Losses)
Loans held for sale	$6,186	0	6,186	0	28
Mortgage servicing rights, net	3,043	0	3,043	0	0
Impaired loans	2,888	0	2,888	0	(76)
Real estate, net	636	0	636	0	0
Total	$12,753	0	12,753	0	(48)

(5)	Fair Value of Financial Instruments

ASC 825, Disclosures about Fair Values of Financial Instruments requires interim reporting period disclosure of the estimated fair values of the Company’s financial instruments, including assets, liabilities and off-balance sheet items for which it is practicable to estimate fair value. The fair value estimates are made as of March 31, 2021 and December 31, 2020 based upon relevant market information, if available, and upon the characteristics of the financial instruments themselves. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based upon judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors.

The estimated fair value of the Company’s financial instruments as of March 31, 2021 and December 31, 2020 are shown below. Following the table, there is an explanation of the methods and assumptions used to estimate the fair value of each class of financial instruments.

	March 31, 2021						December 31, 2020
			Fair Value Hierarchy						Fair Value Hierarchy
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3	Contract Amount	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3	Contract Amount
Financial assets:
Cash and cash equivalents	$115,391	115,391	115,391				86,269	86,269	86,269
Securities available for sale	179,278	179,278		179,278			148,090	148,090		148,090
Equity securities	201	201		201			149	149		149
Loans held for sale	7,256	7,256		7,256			6,186	6,186		6,186
Loans receivable, net	641,787	646,961		646,961			642,630	648,275		648,275
Federal Home Loan Bank stock	1,092	1,092		1,092			932	932		932
Accrued interest receivable	2,374	2,374		2,374			3,102	3,102		3,102
Financial liabilities:
Deposits	855,478	855,955		855,955			795,204	795,927		795,927
Accrued interest payable	145	145		145			140	140		140
Off-balance sheet financial instruments:
Commitments to extend credit	(27)	(27)				199,178	261	261				180,330
Commitments to sell loans	69	69				27,496	(44)	(44)				24,746

Cash and Cash Equivalents

The carrying amount of cash and cash equivalents approximates their fair value.

Securities Available for Sale

The fair values of securities were based upon quoted market prices.

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

FHLB Stock

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

Commitments to Sell Loans

The fair values of commitments to sell loans are estimated using the quoted market prices for loans with similar interest rates and terms to maturity.

(6)	Other Comprehensive (Loss) Income

Other comprehensive (loss) income is defined as the change in equity during a period from transactions and other events from non-owner sources. Comprehensive income is the total of net income and other comprehensive loss or income, which for the Company is comprised of unrealized losses or gains on securities available for sale. The components of other comprehensive (loss) income and the related tax effects were as follows:

	For the period ended March 31,
(Dollars in thousands)	2021			2020
Securities available for sale:	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Gross unrealized (losses) gains arising during the period	$(1,721)	(480)	(1,241)	1,770	495	1,275
Other comprehensive (loss) income	$(1,721)	(480)	(1,241)	1,770	495	1,275

(7)	Securities Available For Sale

The following table shows the gross unrealized losses and fair values for the securities available for sale portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2021 and December 31, 2020.

	Less Than Twelve Months			Twelve Months or More			Total
(Dollars in thousands)	# of Investments	Fair Value	Unrealized Losses	# of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2021
Mortgage backed securities:
Federal National Mortgage Association (FNMA)	10	$48,284	(591)	0	$0	0	$48,284	(591)
Federal Home Loan Mortgage Corporation (FHLMC)	8	38,717	(448)	0	0	0	38,717	(448)
Other marketable securities:
U.S. Government agency obligations	6	29,922	(74)	0	0	0	29,922	(74)
Corporate preferred stock	0	0	0	1	630	(70)	630	(70)
Total temporarily impaired securities	24	$116,923	(1,113)	1	$630	(70)	$117,553	(1,183)

	Less Than Twelve Months			Twelve Months or More			Total
(Dollars in thousands)	# of Investments	Fair Value	Unrealized Losses	# of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2020
Mortgage backed securities:
FNMA	1	$4,956	(3)	0	$0	0	$4,956	(3)
Other marketable securities:
Corporate preferred stock	0	0	0	1	630	(70)	630	(70)
Total temporarily impaired securities	1	$4,956	(3)	1	$630	(70)	$5,586	(73)

The Company reviews its investment portfolio on a quarterly basis for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the market liquidity for the investment, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer, and the Company’s intent and ability to hold the investment for a period of time sufficient to recover the temporary loss. The unrealized losses on impaired securities other than the corporate preferred stock are the result of changes in interest rates. The unrealized losses reported for the corporate preferred stock at March 31, 2021 relates to a single trust preferred security that was issued by the holding company of a small community bank. As of March 31, 2021 all payments were current on the trust preferred security and the issuer’s subsidiary bank was considered to be “well capitalized” based on its most recent regulatory filing. Based on a review of the issuer, it was determined that the trust preferred security was not other-than-temporarily impaired at March 31, 2021 as the Company does not intend to sell and has the intent and ability to hold it for a period of time sufficient to recover the temporary loss. Management believes that the Company will receive all principal and interest payments contractually due on the security and that the decrease in the market value is primarily due to a lack of liquidity in the market for trust preferred securities. Management will continue to monitor the credit risk of the issuer and may be required to recognize other-than-temporary impairment charges on this security in future periods.

A summary of securities available for sale at March 31, 2021 and December 31, 2020 is as follows:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2021
Mortgage-backed securities:
FNMA	$83,797	878	(591)	84,084
FHLMC	49,563	227	(448)	49,342
Collateralized mortgage obligations:
FNMA	74	5	0	79
	133,434	1,110	(1,039)	133,505
Other marketable securities:
U.S. Government agency obligations	45,007	130	(74)	45,063
Municipal obligations	79	1	0	80
Corporate preferred stock	700	0	(70)	630
	45,786	131	(144)	45,773
	$179,220	1,241	(1,183)	179,278

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2020
Mortgage-backed securities:
FNMA	$68,699	1,313	(3)	70,009
FHLMC	31,025	327	0	31,352
Collateralized mortgage obligations:
FNMA	97	6	0	103
	99,821	1,646	(3)	101,464
Other marketable securities:
U.S. Government agency obligations	45,029	204	0	45,233
Municipal obligations	725	1	0	726
Corporate obligations	37	0	0	37
Corporate preferred stock	700	0	(70)	630
	46,491	205	(70)	46,626
	$146,312	1,851	(73)	148,090

The following table indicates amortized cost and estimated fair value of securities available for sale at March 31, 2021 based upon contractual maturity adjusted for scheduled repayments of principal and projected prepayments of principal based upon current economic conditions and interest rates.

(Dollars in thousands)	Amortized Cost	Fair Value
Due less than one year	$66,817	66,871
Due after one year through five years	94,695	94,760
Due after five years through ten years	16,898	16,907
Due after ten years	810	740
Total	$179,220	179,278

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

(8)	Loans Receivable, Net

A summary of loans receivable at March 31, 2021 and December 31, 2020 is as follows:

(Dollars in thousands)	March 31, 2021	December 31, 2020
Single family	$136,681	135,023
Commercial real estate:
Real estate rental and leasing	195,926	202,400
Other	179,505	178,304
	375,431	380,704
Consumer	49,827	55,391
Commercial business	91,398	82,673
Total loans	653,337	653,791
Less:
Unamortized discounts	12	12
Net deferred loan fees	1,406	450
Allowance for loan losses	10,132	10,699
Total loans receivable, net	$641,787	642,630

(9)	Allowance for Loan Losses and Credit Quality Information

The allowance for loan losses is summarized as follows:

(Dollars in thousands)	Single Family	Commercial Real Estate	Consumer	Commercial Business	Total
Balance, December 31, 2020	$1,030	7,295	1,389	985	10,699
Provision for losses	(191)	(222)	(171)	8	(576)
Charge-offs	0	0	(31)	0	(31)
Recoveries	0	0	2	38	40
Balance, March 31, 2021	$839	7,073	1,189	1,031	10,132

Balance, December 31, 2019	$857	5,060	1,507	1,140	8,564
Provision for losses	80	479	87	(186)	460
Charge-offs	0	0	(12)	0	(12)
Recoveries	0	0	1	23	24
Balance, March 31, 2020	$937	5,539	1,583	977	9,036

Allocated to:
Specific reserves	$29	95	100	14	238
General reserves	1,001	7,200	1,289	971	10,461
Balance, December 31, 2020	$1,030	7,295	1,389	985	10,699

Allocated to:
Specific reserves	$29	86	78	12	205
General reserves	810	6,987	1,111	1,019	9,927
Balance, March 31, 2021	$839	7,073	1,189	1,031	10,132

Loans receivable at December 31, 2020:
Individually reviewed for impairment	$857	1,484	750	35	3,126
Collectively reviewed for impairment	134,166	379,220	54,641	82,638	650,665
Ending balance	$135,023	380,704	55,391	82,673	653,791

Loans receivable at March 31, 2021:
Individually reviewed for impairment	$852	1,408	660	37	2,957
Collectively reviewed for impairment	135,829	374,023	49,167	91,361	650,380
Ending balance	$136,681	375,431	49,827	91,398	653,337

The following table summarizes the amount of classified and unclassified loans at March 31, 2021 and December 31, 2020:

	March 31, 2021
	Classified					Unclassified
(Dollars in thousands)	Special Mention	Substandard	Doubtful	Loss	Total	Total	Total Loans
Single family	$1,207	1,956	28	0	3,191	133,490	136,681
Commercial real estate:
Real estate rental and leasing	8,845	2,454	0	0	11,299	184,627	195,926
Other	8,292	5,440	0	0	13,732	165,773	179,505
Consumer	0	538	107	15	660	49,167	49,827
Commercial business	2,801	2,212	0	0	5,013	86,385	91,398
	$21,145	12,600	135	15	33,895	619,442	653,337

	December 31, 2020
	Classified					Unclassified
(Dollars in thousands)	Special Mention	Substandard	Doubtful	Loss	Total	Total	Total Loans
Single family	$1,219	2,845	29	0	4,093	130,930	135,023
Commercial real estate:
Real estate rental and leasing	8,065	3,483	0	0	11,548	190,852	202,400
Other	8,774	9,750	0	0	18,524	159,780	178,304
Consumer	0	600	132	18	750	54,641	55,391
Commercial business	1,968	2,482	0	0	4,450	78,223	82,673
	$20,026	19,160	161	18	39,365	614,426	653,791

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

The aging of past due loans at March 31, 2021 and December 31, 2020 is summarized as follows:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
March 31, 2021
Single family	$1,034	0	297	1,331	135,350	136,681	0
Commercial real estate:
Real estate rental and leasing	0	0	0	0	195,926	195,926	0
Other	0	0	0	0	179,505	179,505	0
Consumer	305	25	291	621	49,206	49,827	0
Commercial business	0	0	0	0	91,398	91,398	0
	$1,339	25	588	1,952	651,385	653,337	0
December 31, 2020
Single family	$626	38	298	962	134,061	135,023	0
Commercial real estate:
Real estate rental and leasing	0	0	0	0	202,400	202,400	0
Other	0	0	0	0	178,304	178,304	0
Consumer	458	66	279	803	54,588	55,391	0
Commercial business	0	0	0	0	82,673	82,673	0
	$1,084	104	577	1,765	652,026	653,791	0

Impaired loans include loans that are non-performing (non-accruing) and loans that have been modified in a troubled debt restructuring (TDR). The following table summarizes impaired loans and related allowances as of March 31, 2021 and December 31, 2020:

	March 31, 2021			December 31, 2020
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans with no related allowance recorded:
Single family	$737	756	0	740	759	0
Commercial real estate:
Real estate rental and leasing	1,071	1,721	0	932	1,582	0
Other	198	198	0	211	211	0
Consumer	512	512	0	574	574	0

Loans with an allowance recorded:
Single family	115	115	29	117	117	29
Commercial real estate:
Real estate rental and leasing	0	0	0	166	166	5
Other	139	139	86	175	175	90
Consumer	148	148	78	176	176	100
Commercial business	37	588	12	35	586	14

Total:
Single family	852	871	29	857	876	29
Commercial real estate:
Real estate rental and leasing	1,071	1,721	0	1,098	1,748	5
Other	337	337	86	386	386	90
Consumer	660	660	78	750	750	100
Commercial business	37	588	12	35	586	14
	$2,957	4,177	205	3,126	4,346	238

The following table summarizes the average recorded investment and interest income recognized on impaired loans during the three months ended March 31, 2021 and 2020:

	March 31, 2021		March 31, 2020
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance recorded:
Single family	$739	6	564	5
Commercial real estate:
Real estate rental and leasing	1,002	0	0	0
Other	205	0	279	2
Consumer	543	1	694	5

Loans with an allowance recorded:
Single family	116	0	425	6
Commercial real estate:
Real estate rental and leasing	83	0	182	0
Other	157	0	975	20
Consumer	162	0	196	2
Commercial business	36	0	433	2

Total:
Single family	855	6	989	11
Commercial real estate:
Real estate rental and leasing	1,085	0	182	0
Other	362	0	1,254	22
Consumer	705	1	890	7
Commercial business	36	0	433	2
	$3,043	7	3,748	42

At March 31, 2021 and December 31, 2020, non-accruing loans totaled $2.5 million and $2.7 million, respectively, for which the related allowance for loan losses was $0.2 million for both periods. All of the interest income recognized for non-accruing loans was recognized using the cash basis method of income recognition. Non-accruing loans for which no specific allowance has been recorded, because management determined that the value of the collateral was sufficient to repay the loan, totaled $2.1 million, at both March 31, 2021 and December 31, 2020. Non-accrual loans also include certain loans that have had terms modified in a TDR.

The non-accrual loans at March 31, 2021 and December 31, 2020 are summarized as follows:

(Dollars in thousands)	March 31, 2021	December 31, 2020

Single family	$497	$502
Commercial real estate:
Real estate rental and leasing	1,071	1,098
Other	337	386
Consumer	612	689
Commercial business	8	9
	$2,525	$2,684

At March 31, 2021 and December 31, 2020, there were loans included in loans receivable, net, with terms that had been modified in a TDR totaling $1.6 million and $1.5 million, respectively. Of the loans that were restructured in the first quarter of 2021, the amount that was classified but performing was not material, and $0.1 million were non-performing at March 31, 2021. Of the loans that were restructured in the first quarter of 2020, none were classified but performing and $0.4 million were non-performing at March 31, 2020.

The following table summarizes TDRs at March 31, 2021 and December 31, 2020:

	March 31, 2021			December, 31, 2020
(Dollars in thousands)	Accruing	Non-Accrual	Total	Accruing	Non-Accrual	Total
Single family	$355	253	608	355	257	612
Commercial real estate	0	337	337	0	211	211
Consumer	49	538	587	62	568	630
Commercial business	28	0	28	25	0	25
	$432	1,128	1,560	442	1,036	1,478

As of March 31, 2021, the Bank had commitments to lend an additional $1.4 million to a borrower who has TDR and non-accrual loans. These additional funds are for the construction of single family homes with a maximum loan-to-value ratio of 75%. These loans are secured by the homes under construction. At December 31, 2020, there were commitments to lend additional funds of $1.1 million to this same borrower.

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

When a loan is modified in a TDR, there may be a direct, material impact on the loans within the consolidated balance sheets, as principal balances may be partially forgiven. The financial effects of TDRs are presented in the following table and represent the difference between the outstanding recorded balance pre-modification and post-modification, for the three months ended March 31, 2021 and March 31, 2020.

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Single family	0	$0	0	1	$94	101
Commercial real estate:
Other	1	139	139	2	293	293
Commercial business	1	14	14	0	0	0
Total	2	$153	153	3	$387	394

There were no loans that were restructured within the twelve months preceding March 31, 2021 and March 31, 2020 that subsequently defaulted during the three months ended March 31, 2021 and March 31, 2020.

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

TDRs are reviewed for impairment following the same methodology as other impaired loans. For loans that are collateral-dependent, the value of the collateral is reviewed and additional reserves may be added as needed. Loans that are not collateral-dependent may have additional reserves established if deemed necessary. The reserves for TDRs were $0.2 million, or 1.7%, of the total $10.1 million in loan loss reserves at March 31, 2021 and $0.1 million, or 0.9%, of the total $10.7 million in loan loss reserves at December 31, 2020.

The Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law on March 27, 2020 and the Bank’s regulators issued the Interagency Statement on Loan Modification and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus on April 7, 2020. Section 4013 of the CARES Act temporarily allows the Bank to grant modifications of loans to borrowers that were impacted by the pandemic without classifying the modifications as TDRs if the accommodation is granted before December 31, 2021. In accordance with the regulatory guidance, the Bank granted accommodations on certain loans to borrowers who were negatively impacted by the COVID-19 pandemic. At March 31, 2021 the Bank had $34.5 million of loans that were granted loan accommodations in accordance with Section 4013 of the CARES Act. These accommodations are in addition to the TDRs that are disclosed above. The accommodations granted included $29.2 million of loans that are required to make interest only payments for periods up to one year and $5.3 million of loans that had their loan amortization period increased. The commercial credit area continues to communicate regularly with the borrowers that have been granted loan accommodations and monitors their activity closely. This information is used to analyze the performance of these loans and to anticipate potential issues that these loans may develop so that risk ratings may be appropriately adjusted in a timely manner. It is anticipated that most borrowers that have been granted accommodations will be in a position to resume making their regular loan payments at the end of the initial accommodation period. Other borrowers, particularly in the hospitality and restaurant industries, may need additional accommodations when the current accommodation period ends as their operations may need more time to recover from the impact of the pandemic.

(10)	Intangible Assets

The Company’s intangible assets consist of core deposit intangibles, goodwill and mortgage servicing rights. A summary of mortgage servicing activity is as follows:

(Dollars in thousands)	Three Months Ended March 31, 2021	Twelve Months Ended December 31, 2020	Three Months Ended March 31, 2020
Balance, beginning of period	$3,043	2,172	2,172
Originations	368	2,189	262
Amortization	(297)	(1,318)	(228)
Balance, end of period	$3,114	3,043	2,206
Fair value of mortgage servicing rights	$4,073	3,378	2,745

All of the loans sold where the Company continues to service the loans are serviced for FNMA under the individual loan sale program. The following is a summary of the risk characteristics of the loans being serviced for FNMA at March 31, 2021:

		Weighted	Weighted
	Loan	Average	Average
	Principal	Interest	Remaining	Number
(Dollars in thousands)	Balance	Rate	Term (months)	of Loans
Original term 30 year fixed rate	$400,702	3.55%	312	2,628
Original term 15 year fixed rate	122,675	2.93	142	1,100

Amortization expense for intangible assets was $0.3 million for both the three month periods ended March 31, 2021 and March 31, 2020. The gross carrying amount of intangible assets and the associated accumulated amortization at March 31, 2021 and December 31, 2020 is presented in the following table.

	March 31, 2021
	Gross		Unamortized
	Carrying	Accumulated	Intangible
(Dollars in thousands)	Amount	Amortization	Assets
Mortgage servicing rights	$5,692	(2,578)	3,114
Core deposit intangible	574	(542)	32
Goodwill	802	0	802
Total	$7,068	(3,120)	3,948

	December 31, 2020
	Gross		Unamortized
	Carrying	Accumulated	Intangible
(Dollars in thousands)	Amount	Amortization	Assets
Mortgage servicing rights	$5,691	(2,648)	3,043
Core deposit intangible	574	(517)	57
Goodwill	802	0	802
Total	$7,067	(3,165)	3,902

The following table indicates the estimated future amortization expense for intangible assets:

(Dollars in thousands)	Mortgage Servicing Rights	Core Deposit Intangible	Total Intangible Assets
Year ending December 31,
2021	$650	22	672
2022	605	10	615
2023	557	0	557
2024	508	0	508
2025	407	0	407
Thereafter	387	0	387
Total	$3,114	32	3,146

No amortization expense relating to goodwill is recorded as GAAP does not allow goodwill to be amortized, but does require that goodwill be tested for impairment at least annually, or sooner, if there are indications that impairment may exist.

Projections of amortization are based on existing asset balances and the existing interest rate environment as of March 31, 2021. The Company’s actual experience may be significantly different depending upon changes in mortgage interest rates and other market conditions.

(11)	Leases

The Company accounts for its leases in accordance with ASU 2016-02, Leases (Topic 842) and as of March 31, 2021 a $3.0 million right-of-use asset and an offsetting lease payment obligation liability were recorded on the consolidated balance sheet in other assets and other liabilities, respectively.

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

The Company’s leases relate to office space and bank branches with remaining lease terms between seventeen and forty-nine months. Certain leases contain extension options which typically range from three to ten years. Because these extension options are not considered reasonably certain of exercise, they are not included in the lease term.

The table below summarizes the Company’s net lease cost for the three months ended March 31, 2021 and 2020.

(Dollars in thousands)	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Operating lease cost	$225	222

The table below summarizes other information related to the Company’s operating leases:

(Dollars in thousands)	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$225	222
Weighted-average remaining lease term – operating leases, in years	3.5	4.5
Weighted-average discount rate – operating leases	2.19%	2.19%

The table below summarizes the maturity of remaining lease liabilities at March 31, 2021:

(Dollars in thousands)	March 31, 2021
2021	$674
2022	932
2023	807
2024	729
2025	15
2026 and thereafter	0
Total lease payments	3,157
Less: Interest	(123)
Present value of lease liabilities	$3,034

(12)	Earnings per Common Share

The following table reconciles the weighted average shares outstanding and the earnings available to common stockholders used for basic and diluted earnings per common share:

	Three Months Ended
	March 31,	March 31,
(Dollars in thousands, except per share data)	2021	2020
Weighted average number of common shares outstanding used in basic earnings per common share calculation	4,560,743	4,625,908
Net dilutive effect of:
Restricted stock awards and options	28,681	27,718
Weighted average number of shares outstanding adjusted for effect of dilutive securities	4,589,424	4,653,626
Income available to common stockholders	$3,418	1,385
Basic earnings per common share	$0.75	0.30
Diluted earnings per common share	$0.74	0.30

(13)	Regulatory Capital and Oversight

The Bank is subject to the Basel III regulatory capital requirements. The Basel III requirements, among other things, (i) apply a set of capital requirements to the Bank, including requirements relating to common equity as a component of core capital, (ii) implement a “capital conservation buffer” against risk and a higher minimum Tier 1 capital requirement, and (iii) set forth rules for calculating risk-weighted assets for purposes of such requirements. The rules also made corresponding revisions to the prompt corrective action framework and include capital ratios and buffer requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

The Board of Governors of the Federal Reserve System amended its Small Bank Holding Company Policy Statement (Policy Statement), to exempt small bank holding companies with assets less than $3 billion from the above capital requirements. The Policy Statement was also expanded to include savings and loan holding companies that meet the Policy Statement’s qualitative requirements for exemption. The Company currently meets the qualitative exemption requirements, and therefore, is exempt from the above capital requirements.

Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table and defined in the regulation) of Common Equity Tier 1 capital to risk weighted assets, Tier 1 capital to adjusted total assets, Tier 1 capital to risk weighted assets, and total capital to risk weighted assets.

The Bank’s average total assets for the first quarter of 2021 were $932.0 million, its adjusted total assets were $931.2 million, and its risk-weighted assets were $666.6 million. The following table presents the Bank’s capital amounts and ratios at March 31, 2021 for actual capital, required capital and excess capital, including ratios in order to qualify as being well capitalized under the prompt corrective actions regulations.

	Actual		Required to be Adequately Capitalized		Excess Capital		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Percent of Assets(1)	Amount	Percent of Assets(1)	Amount	Percent of Assets(1)	Amount	Percent of Assets(1)
March 31, 2021
Common equity Tier 1 capital	$93,092	13.97%	$29,997	4.50%	$63,095	9.47%	$43,329	6.50%
Tier 1 leverage	93,092	10.00	37,250	4.00	55,842	6.00	46,562	5.00
Tier 1 risk-based capital	93,092	13.97	39,996	6.00	53,096	7.97	53,328	8.00
Total risk-based capital	101,446	15.22	53,328	8.00	48,118	7.22	66,660	10.00

(1) Based upon the Bank’s adjusted total assets for the purpose of the Tier 1 leverage capital ratio and risk-weighted assets for the purpose of the risk-based capital ratios.

The Bank must maintain a capital conservation buffer of 2.50% composed of common equity Tier 1 capital above its minimum risk-based capital requirements in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. Management believes that, as of March 31, 2021, the Bank’s capital ratios were in excess of those quantitative capital ratio standards set forth under the current prompt corrective action regulations, including the capital conservation buffer described above. However, there can be no assurance that the Bank will continue to maintain such status in the future. The Office of the Comptroller of the Currency (OCC) has extensive discretion in its supervisory and enforcement activities, and can adjust the requirement to be “well-capitalized” in the future.

(14)	Stockholders’ Equity

The Company was authorized to repurchase up to $4.0 million of its common stock under the existing share repurchase program at March 31, 2021. The Company did not declare any dividends on its common stock but did repurchase 29,400 shares of its common stock in the open market for $0.5 million under the share repurchase program during the first quarter of 2021.

(15)	Commitments and Contingencies

The Bank issues standby letters of credit which guarantee the performance of customers to third parties. The standby letters of credit issued and available at March 31, 2021 were approximately $5.1 million, expire over the next 18 months, and are collateralized primarily with commercial real estate mortgages. Since the conditions under which the Bank is required to fund the standby letters of credit may not materialize, the cash requirements are expected to be less than the total outstanding commitments.

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

(Dollars in thousands)	Home Federal Savings Bank	Other	Eliminations	Consolidated Total
At or for the quarter ended March 31, 2021:
Interest income - external customers	$7,889	0	0	7,889
Non-interest income - external customers	3,254	1	0	3,255
Intersegment interest income	0	8	(8)	0
Intersegment non-interest income	58	3,594	(3,652)	0
Interest expense	461	0	(8)	453
Provision for loan losses	(576)	0	0	(576)
Non-interest expense	6,309	228	(58)	6,479
Income tax expense (benefit)	1,413	(43)	0	1,370
Net income	3,594	3,418	(3,594)	3,418
Total assets	970,641	105,195	(104,531)	971,305
At or for the quarter ended March 31, 2020:
Interest income - external customers	$7,844	0	0	7,844
Non-interest income - external customers	2,471	0	0	2,471
Intersegment interest income	0	15	(15)	0
Intersegment non-interest income	59	1,524	(1,583)	0
Interest expense	907	0	(15)	892
Provision for loan losses	460	0	0	460
Non-interest expense	6,874	186	(59)	7,001
Income tax expense (benefit)	609	(32)	0	577
Net income	1,524	1,385	(1,524)	1,385
Total assets	783,615	95,197	(94,612)	784,200

Item 2:	HMN FINANCIAL, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Information

Safe Harbor Statement

This quarterly report on Form 10-Q and other reports filed by the Company with the SEC may contain forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are often identified by such forward-looking terminology as “expect,” “intend,” “look,” “believe,” “anticipate,” “project,” “continue,” “may,” “will,” “would,” “could,” “should,” and “trend,” or similar statements or variations of such terms and include, but are not limited to, those relating to growing the Company’s core deposit relationships and loan balances; enhancing the financial performance of its core banking operations; maintaining credit quality; maintaining net interest margins; reducing non-performing assets; generating improved financial results; the adequacy and amount of available liquidity and capital resources to the Bank; the Company’s liquidity and capital requirements; expectations for core capital and strategies and potential strategies for maintenance thereof; improvements in loan production; changes in the size of the Bank’s loan portfolio; the anticipated impacts of the COVID-19 pandemic and efforts to mitigate the same on the general economy, clients, deposit balances, and the allowance for loan losses; the anticipated benefits that will be realized by clients from government assistance programs related to the COVID-19 pandemic, including the forgiveness of loans under the Paycheck Protection Program, the Company’s expectations relating to repurchases of its common stock during the COVID-19 pandemic and requests for loan payment accommodation from borrowers; the amount of the Bank’s non-performing assets in future periods and the appropriateness of the allowances therefor; the payment of dividends or repurchases of stock by HMN; the amount of deposits that will be withdrawn from checking and money market accounts and how the withdrawn deposits will be replaced; the projected changes in net interest income based on rate shocks; the range that interest rates may fluctuate over the next twelve months; the net market risk of interest rate shocks; the future outlook for the issuer of the trust preferred securities held by the Bank; the anticipated results of litigation and the Company’s assessment of the impact on its financial statements; the ability of the Bank to pay dividends to HMN; the ability to remain well capitalized; the impact of new accounting pronouncements; and compliance by the Bank with regulatory standards generally (including the Bank’s status as “well-capitalized”) and other supervisory directives or requirements to which the Company or the Bank are or may become expressly subject and possible responses of the Office of the Comptroller of the Currency (OCC), Board of Governors of the Federal Reserve System, the Bank, and the Company due to any failure to comply with any such regulatory standard, directive or requirement.

A number of factors, many of which are, and may continue to be amplified by the COVID-19 pandemic and efforts to mitigate the same, could cause actual results to differ materially from the Company’s assumptions and expectations. These include but are not limited to the adequacy and marketability of real estate and other collateral securing loans to borrowers; federal and state regulation and enforcement; possible legislative and regulatory changes, including changes to regulatory capital rules; the ability of the Bank to comply with other applicable regulatory capital requirements; enforcement activity of the OCC and the Federal Reserve Bank (FRB) in the event of non-compliance with any applicable regulatory standard or requirement; adverse economic, business and competitive developments such as continued shrinking interest margins, reduced collateral values, deposit outflows, changes in credit or other risks posed by the Company’s loan and investment portfolios; changes in costs associated with traditional and alternate funding sources, including changes in collateral advance rates and policies of the Federal Home Loan Bank and the FRB; technological, computer-related or operational difficulties including those from any third party cyberattack; results of litigation; reduced demand for financial services and loan products; changes in accounting policies and guidelines, or monetary and fiscal policies of the federal government or tax laws; domestic and international economic developments; the Company’s access to and adverse changes in securities markets; the market for credit related assets; the future operating results, financial condition, cash flow requirements and capital spending priorities of the Company and the Bank; the availability of internal and, as required, external sources of funding; the Company’s ability to attract and retain employees; or other significant uncertainties. Additional factors that may cause actual results to differ from the Company’s assumptions and expectations include those set forth in the Company’s most recent filings on Form 10-K and in this quarterly report on Form 10-Q, each as filed with the SEC. All forward-looking statements are qualified by, and should be considered in conjunction with, such cautionary statements. For additional discussion of the risks and uncertainties applicable to the Company, see the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and Part II, Item 1A of its subsequently filed quarterly reports on Form 10-Q.

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

Allowance for Loan Losses and Related Provision

The allowance for loan losses is based on periodic analysis of the loan portfolio and is maintained at an amount considered to be appropriate by management to provide for probable losses inherent in the loan portfolio as of the balance sheet dates. In this analysis, management considers factors including, but not limited to, specific occurrences of loan impairment, actual and anticipated changes in the size of the portfolios, national and regional economic conditions such as unemployment data, loan delinquencies, local economic conditions, demand for single family homes, demand for commercial real estate and building lots, loan portfolio composition, historical loss experience and observations made by the Company's ongoing internal audit and regulatory exam processes. Loans are charged off to the extent they are deemed to be uncollectible. The Company has established separate processes to determine the appropriateness of the loan loss allowance for its homogeneous and non-homogeneous loan portfolios. The determination of the allowance on the homogeneous single family and consumer loan portfolios is calculated on a pooled basis with individual determination of the allowance for all non-performing loans. The determination of the allowance for the non-homogeneous commercial, commercial real estate and multi-family loan portfolios involves assigning standardized risk ratings and loss factors that are periodically reviewed. The loss factors are estimated based on the Company's own loss experience and other qualitative factors and are assigned to all loans without identified credit weaknesses. For each non-performing loan, the Company also performs an individual analysis of impairment that is based on the expected cash flows or the value of the assets collateralizing the loans and establishes any necessary reserves or charges off all loans, or portions thereof, that are deemed uncollectible.

The appropriateness of the allowance for loan losses is dependent upon management’s estimates of variables affecting valuation, appraisals of collateral, evaluations of performance and status, and the amounts and timing of future cash flows expected to be received on impaired loans. Such estimates, appraisals, evaluations and cash flows may be subject to adjustments due to changing economic prospects of borrowers or properties. The fair market value of collateral dependent loans is typically based on the appraised value of the property less estimated selling costs. The estimates are reviewed periodically and any adjustments are recorded in the provision for loan losses in the periods in which the adjustments become known. Because of the size of some loans, changes in estimates can have a significant impact on the loan loss provision. The allowance is allocated to individual loan categories based upon the relative risk characteristics of the loan portfolios, the actual loss experience and other qualitative factors. The Company increases its allowance for loan losses by charging the provision for loan losses against income and by receiving recoveries of previously charged off loans. The Company decreases its allowance by crediting the provision for loan losses and recording loan charge-offs. Activity in the first quarter of 2021 resulted in a decrease in the allowance and a credit to the loan loss provision. The methodology for establishing the allowance for loan losses takes into consideration probable losses that have been identified in connection with specific loans as well as losses in the loan portfolio that have not been specifically identified. Although management believes that based on current conditions the allowance for loan losses is maintained at an appropriate amount to provide for probable loan losses inherent in the portfolio as of the balance sheet dates, future conditions may differ substantially from those anticipated in determining the allowance for loan losses and adjustments may be required in the future.

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

The Company maintains significant net deferred tax assets for deductible temporary differences, the largest of which relates to the allowance for loan losses. For tax purposes only the net charge-offs are deductible while the entire provision for loan losses is used to determine book income. A deferred tax asset is created because of the timing difference of when the expense is recognized for book and tax purposes. Under U.S. generally accepted accounting principles (GAAP), a valuation allowance is required to be recognized if it is “more likely than not” that the deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon management’s judgment and evaluation of both positive and negative evidence, including the forecasts of future income, tax planning strategies, and assessments of the current and future economic and business conditions. The positive evidence considered includes the Company’s cumulative net income in the prior three year period, the ability to implement tax planning strategies to accelerate taxable income recognition, and the probability that taxable income will be generated in future periods. The Company could not currently identify any negative evidence. It is possible that future conditions may differ substantially from those anticipated in determining that no valuation allowance was required on deferred tax assets and adjustments may be required in the future.

Determining the ultimate settlement of any tax position requires significant estimates and judgments in arriving at the amount of tax benefits to be recognized in the financial statements. It is possible that the tax benefits realized upon the ultimate resolution of a tax position may result in tax benefits that are significantly different from those estimated.

Litigation
Estimates related to litigation are inherently subjective and the ultimate resolution of any litigation may be different than current management estimates. See “Note 15 Commitments and Contingencies” for further information on outstanding litigation matters.

COVID-19 Pandemic

In 2020, the spread of COVID-19 slowed economic activity in many countries, including the United States. Millions of Americans were at some point ordered to stay home, including those residing in the states of Minnesota and Wisconsin, and many businesses were ordered to be closed for a period of time or to operate at reduced capacities in order to reduce the spread of COVID-19. These orders severely reduced the flow of commerce which has reduced, or entirely eliminated, the revenue streams for many small businesses. This reduction in income forced many small businesses to close temporarily, furlough employees, or terminate operations entirely.

In the first quarter of 2021, vaccines began to be distributed to targeted groups and subsequent to March 31, 2021, the distribution of the vaccines have become more widely available to the general public. The increase in the vaccinations, among other things, has allowed most schools to conduct in-person learning and has reduced the number of restrictions on most businesses. It has also allowed the Bank to re-open all of its lobbies to walk-in services during limited hours while continuing to offer drive-up service during normal business hours.

Despite the distribution of the vaccines in the first quarter of 2021, the extent of the impact of COVID-19 on the Company is difficult to determine as it is not clear how long it will take to distribute the vaccines to the general public, how many people will take the vaccines, or how effective the vaccines will be against any variants of the virus, among other factors. In addition, it is not clear when, or if, businesses will re-hire those workers displaced by the pandemic or what the long-term implications will be on customer behaviors as a result of the pandemic. Up to this point, the Company has not seen a negative impact on its deposit relationships as many of its clients have been able to conduct their business with the Bank through the drive ups, ATMs, night drop, on-line banking website, or by using its mobile banking app. The impact on the Bank’s loan portfolio is also unclear for many of the same reasons.

The Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law on March 27, 2020 and the Bank’s regulators issued the Interagency Statement on Loan Modification and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus on April 7, 2020. Section 4013 of the CARES Act temporarily allows the Bank to grant modifications of loans to borrowers that were impacted by the pandemic without classifying the modifications as TDRs if the accommodation is granted before December 31, 2021. In accordance with regulatory guidance, the Bank granted accommodations on certain loans to borrowers in accordance with Section 4013 of the CARES Act. See “Note 9 Allowance for Loan Losses and Credit Quality Information” for further information.

Paycheck Protection Program

The Bank actively participated in helping businesses that were negatively impacted by COVID-19 that applied for forgivable loans under the Paycheck Protection Program (PPP) as part of the CARES Act. The CARES Act allocated $349 billion in funding to help small businesses that were negatively impacted by the COVID-19 pandemic. The Bank had the following activity related to the first round of the PPP during 2020 and through March 31, 2021:

Dollars in thousands	Number of Loans	Amount	Net Deferred Fees
Originated	413	$53,153	$1,837
Repaid	(130)	(19,484)	0
Net deferred fees recognized	0	0	(1,097)
Balance, December 31, 2020	283	$33,669	$740
Repaid	(243)	(21,419)	0
Net deferred fees recognized	0	0	(597)
Balance, March 31, 2021	40	$12,250	$143

The Bank continues to submit applications for forgiveness on PPP loans that were outstanding at March 31, 2021 and it is anticipated that the majority of the remaining loans will be forgiven by the Small Business Administration (SBA). The remaining net deferred fees will be recognized into income over the remaining lives of the loans.

The Consolidated Appropriations Act of 2021, which was signed into law on December 27, 2020, allocated $284 billion to the SBA to fund a second round of PPP and extended the application period for the program to March 31, 2021. The application period was later extended to May 31, 2021. The Bank is actively participating in the second round of the program and began submitting applications for borrowers on January 15, 2021 when the application window opened. The program was adjusted for the second round to allow applications from both first time borrowers and those that obtained loans during the first round of the program. The revised program, among other things, requires that borrowers demonstrate or certify that they experienced a 25% or greater reduction in gross receipts from a quarter in 2020 compared to the same quarter in 2019 and certify that current economic uncertainty makes the loan request necessary to support their ongoing operations. The Bank had the following activity related to the second round of PPP through March 31, 2021:

Dollars in thousands	Number of Loans	Amount	Net Deferred Fees
Originated	416	$26,798	$1,476
Repaid	0	0	0
Net deferred fees recognized	0	0	(29)
Balance, March 31, 2021	416	$26,798	$1,447

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2021 COMPARED TO THE QUARTER ENDED MARCH 31, 2020

Net Income

Net income was $3.4 million for the first quarter of 2021, an increase of $2.0 million compared to net income of $1.4 million for the first quarter of 2020. Diluted earnings per share for the first quarter of 2021 was $0.74, an increase of $0.44 from diluted earnings per share of $0.30 for the first quarter of 2020. The increase in net income between the periods was primarily because of a $1.1 million decrease in the provision for loan losses due to an improvement in the credit quality of the loan portfolio, a $0.7 million increase in the gain on sales of loans due to the increase in mortgage loan originations and sales, a $0.4 million increase in net interest income due primarily to an increase in the average earning assets, and a $0.5 million decrease in non-interest expenses primarily related to decreases in legal and compensation expenses. These increases in net income were partially offset by a $0.8 million increase in income tax expense as a result of the increase in pre-tax income between the periods.

Net Interest Income

Net interest income was $7.4 million for the first quarter of 2021, an increase of $0.4 million, or 7.0%, compared to $7.0 million for the first quarter of 2020. Interest income was $7.9 million for the first quarter of 2021, an increase of $0.1 million, or 0.6%, from $7.8 million for the first quarter of 2020. Interest income increased primarily because of the $154.2 million increase in the average interest-earning assets between the periods. The average yield earned on interest-earning assets was 3.56% for the first quarter of 2021, a decrease of 68 basis points from 4.24% for the first quarter of 2020. The decrease in the average yield is primarily related to the decrease in the yield earned on new loans and investments since the prime rate was reduced in the first quarter of 2020.

Interest expense was $0.5 million for the first quarter of 2021, a decrease of $0.4 million, or 49.2%, compared to $0.9 million for the first quarter of 2020. Interest expense decreased despite the $147.0 million increase in the average interest-bearing liabilities and non-interest bearing deposits between the periods primarily because of the decrease in the average interest rate paid on deposits. The average interest rate paid on interest-bearing liabilities and non-interest bearing deposits was 0.22% for the first quarter of 2021, a decrease of 31 basis points from 0.53% for the first quarter of 2020. The decrease in the interest paid on interest-bearing liabilities was primarily because of the decrease in deposit rates as a result of the decrease in the federal funds rate in the first quarter of 2020.

Net interest margin (net interest income divided by average interest-earning assets) for the first quarter of 2021 was 3.36%, a decrease of 40 basis points, compared to 3.76% for the first quarter of 2020. The decrease in the net interest margin is primarily related to the decrease in the average yield earned on interest-earning assets as a result of the prime rate decreases that occurred in the first quarter of 2020.

A summary of the Company’s net interest margin for the three-month periods ended March 31, 2021 and 2020 is as follows:

	For the Three-Month Period Ended
	March 31, 2021			March 31, 2020
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
Interest-earning assets:
Securities available for sale	$164,518	498	1.23%	$103,269	501	1.95%
Loans held for sale	5,087	37	2.95	2,754	24	3.52
Single family loans, net	144,965	1,329	3.72	127,235	1,276	4.03
Commercial loans, net	437,881	5,372	4.98	409,781	5,097	5.00
Consumer loans, net	52,238	622	4.83	68,418	843	4.96
Other	93,225	31	0.13	32,254	103	1.28
Total interest-earning assets	897,914	7,889	3.56	743,711	7,844	4.24

Interest-bearing liabilities:
Checking accounts	154,277	44	0.12	103,294	30	0.12
Savings accounts	105,795	16	0.06	81,150	16	0.08
Money market accounts	223,563	129	0.23	190,497	293	0.62
Certificate accounts	99,801	264	1.07	123,770	553	1.80
Total interest-bearing liabilities	583,436			498,711
Non-interest checking	236,471			173,986
Other non-interest bearing liabilities	2,544			2,793
Total interest-bearing liabilities and non-interest bearing deposits	$822,451	453	0.22	$675,490	892	0.53
Net interest income		$7,436			$6,952
Net interest rate spread			3.34%			3.71%
Net interest margin			3.36%			3.76%

Provision for Loan Losses

The provision for loan losses was ($0.6) million for the first quarter of 2021, a decrease of $1.1 million compared to $0.5 million for the first quarter of 2020. The provision for loan losses decreased between the periods primarily because of an improvement in the credit quality of the portfolio and a reduction in certain loan loss reserve percentages as a result of an internal analysis of the loan portfolio. During 2020, the Company increased its allowance for loan losses due to the changes in the economic environment related to the disruption in business activity as a result of the COVID-19 pandemic. The amount of the increase in the allowance for loan losses related to the economic environment was based, in part, on the amount of loans to borrowers in the hospitality, restaurant and entertainment industries that were negatively impacted by the COVID-19 pandemic. At March 31, 2021, the Bank had $34.5 million of loans that had been granted loan accommodations in accordance with Section 4013 of the CARES Act. The accommodations granted included $29.2 million of loans that are required to make interest only payments for periods up to December 31, 2021 and $5.3 million of loans that had their loan amortization period increased. Of these loans, $2.3 million were classified but still accruing at March 31, 2021 and all of these loans were current with their agreed upon payments. The commercial credit area continues to communicate regularly with the borrowers that have been granted loan accommodations and monitors their activity closely. This information is used to analyze the performance of these loans and to anticipate any potential issues that these loans may develop so that risk ratings may be appropriately adjusted in a timely manner. It is anticipated that most of the remaining borrowers that have been granted accommodations will be in a position to resume making their regular loan payments at the end of the initial accommodation period. Other borrowers, particularly in the hospitality and restaurant industries, may need additional accommodations when their initial accommodation period ends as their operations may need more time to recover from the impact of the pandemic.

The allowance for loan losses is made up of general reserves on the entire loan portfolio and specific reserves on impaired loans. The general reserve amount includes quantitative reserves based on our past loan loss history and qualitative reserves for other items determined to have a potential impact on future loan losses. The general reserves decreased during the first quarter of 2021 as a result of a decrease in the required quantitative reserves due to an improvement in the risk ratings on certain commercial loans and a reduction in certain loan loss reserve percentages as a result of an internal analysis of the loan portfolio. No changes were made to the qualitative allowance for loan losses related to the disruption in business activity as a result of the COVID-19 pandemic during the quarter. Despite the progress made in the vaccination of the general public during the first quarter of 2021, it was determined that significant economic risks related to the pandemic continued to exist and more time was needed to prudently evaluate the impact that these risks would have on our loan portfolio.

A reconciliation of the Company’s allowance for loan losses for the first quarters of 2021 and 2020 is as follows:

(Dollars in thousands)	2021	2020
Balance at January 1,	$10,699	8,564
Provision	(576)	460
Charge offs:
Consumer	(31)	(12)
Recoveries	40	24
Balance at March 31,	$10,132	9,036

Allocated to:
General allowance	$9,927	8,389
Specific allowance	205	647
	$10,132	9,036

Non-Interest Income

Non-interest income was $3.3 million for the first quarter of 2021, an increase of $0.8 million, or 31.7%, from $2.5 million for the first quarter of 2020. Gain on sales of loans increased $0.7 million between the periods primarily because of an increase in single family loan originations and sales. Loan servicing fees increased $0.1 million between the periods due to an increase in the aggregate balances of single family mortgage loans that were being serviced for others. Other non-interest income increased $0.1 million due primarily to an increase in the gains realized on equity securities between the periods. Fees and service charges increased slightly between the periods due primarily to an increase in debit card income.

Non-Interest Expense

Non-interest expense was $6.5 million for the first quarter of 2021, a decrease of $0.5 million, or 7.5%, from $7.0 million for the first quarter of 2020. Professional services expense decreased $0.3 million between the periods primarily because of a decrease in legal expenses relating to an ongoing bankruptcy litigation claim. Compensation and benefits expense decreased $0.2 million primarily because of an increase in the direct loan origination compensation costs that were deferred as a result of the increased mortgage loan production between the periods. Other non-interest expense decreased slightly due primarily to a decrease in advertising expense between the periods. Occupancy and equipment expense decreased slightly between the periods due to a decrease in building expenses as a result of having more employees working remotely in the first quarter of 2021. These decreases in non-interest expense were partially offset by a slight increase in data processing expenses between the periods due to an increase in internet and mobile banking costs.

Income Taxes

Income tax expense was $1.4 million for the first quarter of 2021, an increase of $0.8 million from $0.6 million for the first quarter of 2020. The increase in income tax expense between the periods is primarily the result of an increase in pre-tax income.

FINANCIAL CONDITION

Non-Performing Assets

The following table summarizes the amounts and categories of non-performing assets in the Bank’s portfolio and loan delinquency information as of the end of the two most recently completed quarters.

	March 31,	December 31,
(Dollars in thousands)	2021	2020
Non‑performing loans:
Single family	$497	$502
Commercial real estate	1,408	1,484
Consumer	612	689
Commercial	8	9
Total	2,525	2,684

Foreclosed and repossessed assets:
Commercial real estate	$636	636
Consumer	30	0
	666	636
Total non‑performing assets	$3,191	$3,320
Total as a percentage of total assets	0.33%	0.37%
Total as a percentage of total loans receivable, net	0.39%	0.42%
Allowance for loan losses to non-performing loans	401.37%	398.72%

Delinquency data:
Delinquencies (1)
30+ days	$1,147	$995
90+ days	0	0
Delinquencies as a percentage of loan portfolio (1)
30+ days	0.17%	0.15%
90+ days	0.00%	0.00%
(1) Excludes non-accrual loans.

Total non-performing assets were $3.2 million at March 31, 2021, a decrease of $0.1 million, or 3.9%, from $3.3 million at December 31, 2020. Non-performing loans decreased $0.1 million and foreclosed and repossessed assets remained the same during the first quarter of 2021.

Dividends

The declaration of dividends is subject to, among other things, the Company's financial condition and results of operations, the Bank's compliance with regulatory capital requirements and other regulatory restrictions, tax considerations, industry standards, economic conditions, general business practices and other factors. The Company has not declared any dividend during the three year period ended March 31, 2021.

LIQUIDITY AND CAPITAL RESOURCES

For the quarter ended March 31, 2021, the net cash provided by operating activities was $2.7 million. The Company collected $33.2 million in principal repayments and maturities on securities and purchased securities and FHLB stock for $66.4 million. The Company had a net increase in deposit balances of $60.3 million and an increase of customer escrows of $1.0 million during the quarter. It also purchased $0.5 million of treasury stock and $0.1 million of premises and equipment. Loans receivable also increased $1.0 million during the quarter.

The Company has certificates of deposit with outstanding balances of $70.1 million that come due over the next 12 months. Based upon past experience, management anticipates that the majority of the deposits will renew for another term. The Company believes that cash outflows from deposits that do not renew will be replaced with a combination of other customers’ deposits or FHLB advances. FRB borrowings or proceeds from the sale of securities could also be used to fund unanticipated outflows of certificates of deposit.

The Company had nine deposit customers each with aggregate deposits greater than $5.0 million as of March 31, 2021. The $93.8 million in funds held by these customers may be withdrawn at any time, but management anticipates that the majority of these deposits will not be withdrawn from the Bank over the next twelve months. If these deposits were withdrawn, it is anticipated that they would be replaced with deposits from other customers or FHLB advances. FRB borrowings or proceeds from the sale of securities could also be used to replace unanticipated outflows of large checking and money market deposits.

The Company had the ability to borrow $171.0 million from the FHLB at March 31, 2021 based on the collateral value of the loans pledged. The credit policy of the FHLB relating to the collateral value of the loans collateralizing the available line of credit with the FHLB may change such that the current collateral pledged to secure future advances is no longer acceptable or the formulas for determining the excess pledged collateral may change. The FHLB could also reduce the amount of funds it will lend to the Bank. It is not anticipated that the Bank will need to find alternative funding sources in the next twelve months to replace the available borrowings from the FHLB. However, if needed, the Bank could borrow an additional $53.4 million from the FRB at March 31, 2021 based on the collateral value of the loans pledged.

The Company’s primary source of cash is dividends from the Bank. At March 31, 2021, the Company had $10.5 million in cash. The primary use of cash by the Company is the payment of operating expenses.

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

The following table discloses the projected changes in the market value of the Company’s interest-earning assets and interest-bearing liabilities based upon incremental 100 basis-point changes in interest rates from interest rates in effect on March 31, 2021.

(Dollars in thousands)	Market Value
Basis point change in interest rates	-100	0	+100	+200
Total market-risk sensitive assets	$971,491	961,872	942,186	921,913
Total market-risk sensitive liabilities	878,839	827,357	783,695	745,746
Off-balance sheet financial instruments	149	0	878	1,630
Net market risk	$92,503	134,515	157,613	174,537
Percentage change from current market value	(31.23)%	0.00%	17.17%	29.75%

The preceding table was prepared utilizing a model using the following assumptions (the Model Assumptions) regarding prepayment and decay ratios that were determined by management based upon their review of historical prepayment speeds and future prepayment projections. Fixed rate loans were assumed to prepay at annual rates of between 2% to 61%, depending on the note rate and the period to maturity. Adjustable rate mortgages (ARMs) were assumed to prepay at annual rates of between 5% and 51%, depending on the note rate and the period to maturity. Mortgage-backed securities were projected to have prepayments based upon the underlying collateral securing the instrument. Certificate accounts were assumed not to be withdrawn until maturity. Passbook accounts and money market accounts were assumed to decay at an annual rate of 8%, and 17%, respectively. Retail checking accounts, commercial checking accounts and commercial money market accounts were assumed to decay at annual rates of 6%, 22% and 13%, respectively. Callable investments were projected to be called at the first call date where the projected interest rate on similar remaining term instruments was less than the interest rate on the callable investment.

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

Asset/Liability Management

The Company’s management reviews the impact that changing interest rates will have on the Company’s net interest income projected for the next twelve months to determine if its current level of interest rate risk is acceptable. The following table projects the estimated impact on net interest income during the twelve month period ended March 31, 2022 of immediate interest rate changes called rate shocks:

(Dollars in thousands)
Rate Shock in Basis Points	Projected Change in Net Interest Income	Percentage Change
+200	$2,826	10.07%
+100	1,376	4.91
0	0	0.00
-100	(1,550)	(5.52)

The preceding table was prepared utilizing the Model Assumptions. Certain shortcomings are inherent in the method of analysis presented in the foregoing table. In the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the foregoing table. The ability of many borrowers to service their debt may decrease in the event of a substantial increase in interest rates and could impact net interest income. The decrease in interest income in a declining rate environment is primarily because there are more loans and investments that would reprice to lower interest rates than there are deposits that would be able to be repriced lower to the same extent in the next twelve months.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4: Controls and Procedures

Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in internal controls. There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

HMN FINANCIAL, INC.

PART II - OTHER INFORMATION

ITEM 1.             Legal Proceedings.

From time to time, the Company is party to legal proceedings arising out of its lending and deposit operations. See Note 15 – Commitments and Contingencies for more information.

ITEM 1A.          Risk Factors.

The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC, under “Part 1, Item 1A. Risk Factors” could affect the Company’s financial performance and could cause its actual results for future periods to differ materially from its anticipated results or other expectations, including those expressed in any forward-looking statements made in this Quarterly Report on Form 10-Q.

ITEM 2.             Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to purchases made by the Company of its own stock during the first quarter of 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs (a)
January 1, 2021 to January 31, 2021	0	$	N/A	0	$4,549,407
February 1, 2021 to February 28, 2021	29,400		17.79	29,400	$4,026,381
March 1, 2021 to March 31, 2021	0		N/A	0	$4,026,381
Total	29,400		$17.79	29,400	$4,026,381

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

101

Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 2021, filed with the Securities and Exchange Commission on May 4, 2021 formatted in Extensible Business Reporting Language (XBRL); (i) the Consolidated Balance Sheets at March 31, 2021 and December 31, 2020, (ii) the Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2021 and 2020, (iii) the Consolidated Statements of Stockholders’ Equity for the Three Month Periods Ended March 31, 2021 and 2020, (iv) the Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2021 and 2020, and (v) Notes to Consolidated Financial Statements.

Filed Electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HMN FINANCIAL, INC.

Registrant

Date:	May 4, 2021	/s/ Bradley Krehbiel
Bradley Krehbiel, President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 4, 2021	/s/ Jon Eberle
Jon Eberle, Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)