Form 10-Q
period 2021-06-30
HMN FINANCIAL INC
filed 2021-08-03
CIK 921183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at July 28, 2021
Common stock, $0.01 par value	4,644,575

HMN FINANCIAL, INC.

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30,	December 31,
(Dollars in thousands)	2021	2020
	(unaudited)
Assets
Cash and cash equivalents	$100,406	86,269
Securities available for sale:
Mortgage-backed and related securities (amortized cost $165,202 and $99,821)	165,886	101,464
Other marketable securities (amortized cost $45,690 and $46,491)	45,648	46,626
	211,534	148,090

Loans held for sale	7,380	6,186
Loans receivable, net	637,219	642,630
Accrued interest receivable	2,135	3,102
Mortgage servicing rights, net	3,160	3,043
Premises and equipment, net	9,871	10,133
Goodwill	802	802
Core deposit intangible	23	57
Prepaid expenses and other assets	6,154	7,241
Deferred tax asset, net	2,342	2,027
Total assets	$981,026	909,580

Liabilities and Stockholders’ Equity
Deposits	$862,282	795,204
Accrued interest payable	106	140
Customer escrows	2,382	1,998
Accrued expenses and other liabilities	8,298	8,986
Total liabilities	873,068	806,328
Commitments and contingencies
Stockholders’ equity:
Serial-preferred stock: ($.01 par value) authorized 500,000 shares; issued 0	0	0
Common stock ($.01 par value): Authorized 16,000,000 shares; issued 9,128,662	91	91
Additional paid-in capital	40,484	40,480
Retained earnings, subject to certain restrictions	125,795	117,849
Accumulated other comprehensive income	462	1,282
Unearned employee stock ownership plan shares	(1,353)	(1,450)
Treasury stock, at cost 4,484,087 and 4,359,552 shares	(57,521)	(55,000)
Total stockholders’ equity	107,958	103,252
Total liabilities and stockholders’ equity	$981,026	909,580

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2021	2020	2021	2020
Interest income:
Loans receivable	$7,557	7,427	14,917	14,667
Securities available for sale:
Mortgage-backed and related	440	265	831	554
Other marketable	62	171	169	383
Other	35	20	66	123
Total interest income	8,094	7,883	15,983	15,727

Interest expense:
Deposits	410	745	863	1,637
Total interest expense	410	745	863	1,637
Net interest income	7,684	7,138	15,120	14,090
Provision for loan losses	(891)	318	(1,467)	778
Net interest income after provision for loan losses	8,575	6,820	16,587	13,312

Non-interest income:
Fees and service charges	783	669	1,522	1,383
Loan servicing fees	384	297	779	629
Gain on sales of loans	1,665	2,364	3,438	3,498
Other	1,910	264	2,258	555
Total non-interest income	4,742	3,594	7,997	6,065

Non-interest expense:
Compensation and benefits	4,096	3,799	7,917	7,846
Occupancy and equipment	1,104	1,111	2,211	2,234
Data processing	368	321	715	629
Professional services	283	447	486	934
Other	1,129	975	2,130	2,011
Total non-interest expense	6,980	6,653	13,459	13,654
Income before income tax expense	6,337	3,761	11,125	5,723
Income tax expense	1,809	1,070	3,179	1,647
Net income	4,528	2,691	7,946	4,076
Other comprehensive income (loss), net of tax	421	224	(820)	1,499
Comprehensive income available to common stockholders	$4,949	2,915	7,126	5,575
Basic earnings per share	$1.01	0.58	1.76	0.88
Diluted earnings per share	$1.00	0.58	1.74	0.88

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
For the Three and Six Months Ended June 30, 2021 and 2020

(unaudited)

					Unearned
				Accumulated	Employee
		Additional		Other	Stock		Total
	Common	Paid-In	Retained	Comprehensive	Ownership	Treasury	Stockholders’
(Dollars in thousands)	Stock	Capital	Earnings	Income	Plan Shares	Stock	Equity
Balance, March 31, 2021	$91	40,405	121,267	41	(1,401)	(55,339)	105,064
Net income			4,528				4,528
Other comprehensive income				421			421
Stock repurchases						(2,213)	(2,213)
Restricted stock awards		(38)				38	0
Stock awards withheld for tax withholding						(7)	(7)
Amortization of restricted stock awards		61					61
Earned employee stock ownership plan shares		56			48		104
Balance, June 30, 2021	$91	40,484	125,795	462	(1,353)	(57,521)	107,958

Balance, December 31, 2020	$91	40,480	117,849	1,282	(1,450)	(55,000)	103,252
Net income			7,946				7,946
Other comprehensive loss				(820)			(820)
Stock repurchases						(2,736)	(2,736)
Restricted stock awards		(222)				222	0
Stock awards withheld for tax withholding						(7)	(7)
Amortization of restricted stock awards		121					121
Earned employee stock ownership plan shares		105			97		202
Balance, June 30, 2021	$91	40,484	125,795	462	(1,353)	(57,521)	107,958

					Unearned
				Accumulated	Employee
		Additional		Other	Stock		Total
	Common	Paid-In	Retained	Comprehensive	Ownership	Treasury	Stockholders’
(Dollars in thousands)	Stock	Capital	Earnings	Income	Plan Shares	Stock	Equity
Balance, March 31, 2020	$91	40,347	108,932	1,321	(1,595)	(54,061)	95,035
Net income			2,691				2,691
Other comprehensive income				224			224
Restricted stock awards		(151)				151	0
Amortization of restricted stock awards		84					84
Earned employee stock ownership plan shares		32			49		81
Balance, June 30, 2020	$91	40,312	111,623	1,545	(1,546)	(53,910)	98,115

Balance, December 31, 2019	$91	40,365	107,547	46	(1,643)	(53,758)	92,648
Net income			4,076				4,076
Other comprehensive income				1,499			1,499
Stock repurchases						(360)	(360)
Restricted stock awards		(268)				268	0
Stock awards withheld for tax withholding						(60)	(60)
Amortization of restricted stock awards		130					130
Earned employee stock ownership plan shares		85			97		182
Balance, June 30, 2020	$91	40,312	111,623	1,545	(1,546)	(53,910)	98,115

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2021	2020
Cash flows from operating activities:
Net income	$7,946	4,076
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	(1,467)	778
Depreciation	507	570
Amortization of premiums, net	425	58
Amortization of deferred loan fees	(1,327)	(170)
Amortization of core deposit intangible	34	49
Amortization of other purchased fair value adjustments	(15)	(19)
Amortization of mortgage servicing rights	574	621
Capitalized mortgage servicing rights	(691)	(1,096)
(Gains) losses recognized on equity securities, net	(49)	39
Gains on sale of premises	(15)	0
(Gain) loss on sales of real estate	(1,492)	2
Gain on sales of loans	(3,438)	(3,498)
Proceeds from sale of loans held for sale	95,028	120,978
Disbursements on loans held for sale	(87,885)	(117,307)
Amortization of restricted stock awards	121	130
Amortization of unearned Employee Stock Ownership Plan shares	97	97
Earned Employee Stock Ownership Plan shares priced above original cost	105	85
Decrease (increase) in accrued interest receivable	967	(1,129)
Decrease in accrued interest payable	(34)	(149)
Decrease in other assets	584	1,230
(Decrease) increase in other liabilities	(711)	1,467
Other, net	5	4
Net cash provided by operating activities	9,269	6,816
Cash flows from investing activities:
Principal collected on securities available for sale	16,534	6,047
Proceeds collected on maturities of securities available for sale	25,762	30,875
Purchases of securities available for sale	(107,299)	(25,102)
Purchase of Federal Home Loan Bank Stock	(159)	(79)
Proceeds from sales of real estate	2,128	34
Net decrease (increase) in loans receivable	3,413	(74,754)
Proceeds from sale of premises	16	0
Purchases of premises and equipment	(246)	(303)
Net cash used by investing activities	(59,851)	(63,282)
Cash flows from financing activities:
Increase in deposits	67,078	78,889
Purchase of treasury stock	(2,736)	(360)
Stock awards withheld for tax withholding	(7)	(60)
Increase (decrease) in customer escrows	384	(592)
Net cash provided by financing activities	64,719	77,877
Increase in cash and cash equivalents	14,137	21,411
Cash and cash equivalents, beginning of period	86,269	44,399
Cash and cash equivalents, end of period	$100,406	65,810
Supplemental cash flow disclosures:
Cash paid for interest	$897	1,786
Cash paid for income taxes	3,301	1,240
Supplemental noncash flow disclosures:
Loans transferred to loans held for sale	4,806	1,987
Transfer of loans to real estate	0	139

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

(2) Basis of Preparation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of comprehensive income, consolidated statements of stockholders' equity and consolidated statements of cash flows in conformity with U.S. generally accepted accounting principles (GAAP). However, all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The results of operations for the six month period ended June 30, 2021 are not necessarily indicative of the results which may be expected for the entire year.

(3) New Accounting Standards

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this ASU affect all entities that measure credit losses on financial instruments including loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables and any other financial asset that has a contractual right to receive cash that is not specifically excluded. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this ASU replace the incurred loss impairment methodology required in current GAAP with a methodology that reflects expected credit losses that requires consideration of a broader range of reasonable and supportable information to estimate credit losses. The amendments in this ASU will affect entities to varying degrees depending on the credit quality of the assets held by the entity, the duration of the assets held, and how the entity applies the current incurred loss methodology. The amendments in this ASU, for public business entities that are filers with the Securities and Exchange Commission (SEC), were originally effective for fiscal years beginning after December 15, 2019, including interim periods within those annual periods.

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

On February 6, 2020, the FASB issued ASU 2020-02, Financial Instruments-Credit Losses (Topic 326) and Leases (Topic 842)-Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842). The amendments in this ASU related to Leases (Topic 842) did not have any impact on the Company. The amendments in this ASU related to Topic 326 adds additional guidance related to the SEC’s expectations for the documentation of the measurement, review process and the systematic methodology used by entities to determine the current credit losses under FASB ASC Topic 326. Management is currently in the process of reviewing how the Company’s credit loss calculation and review processes will be impacted by the additional guidance of this ASU when ASC Topic 326 is adopted in the first quarter of 2023.

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

Level 2 - Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which significant assumptions are observable in the market.

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

The following table summarizes the assets and liabilities of the Company for which fair values are determined on a recurring basis as of June 30, 2021 and December 31, 2020.

	Carrying Value at June 30, 2021
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale	$211,534	0	211,534	0
Equity securities	198	0	198	0
Mortgage loan commitments	186	0	186	0
Total	$211,918	0	211,918	0

	Carrying Value at December 31, 2020
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale	$148,090	0	148,090	0
Equity securities	149	0	149	0
Mortgage loan commitments	261	0	261	0
Total	$148,500	0	148,500	0

There were no transfers between Levels 1, 2 or 3 during the three or six month periods ended June 30, 2021.

The Company may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of the lower-of-cost-or-market accounting or write-downs of individual assets. The following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at June 30, 2021 and December 31, 2020.

	Carrying Value at June 30, 2021
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Three Months Ended June 30, 2021 Total Gains (Losses)	Six Months Ended June 30, 2021 Total Gains (Losses)
Loans held for sale	$7,380	0	7,380	0	137	24
Mortgage servicing rights, net	3,160	0	3,160	0	0	0
Impaired loans	1,583	0	1,583	0	(59)	(64)
Total	$12,123	0	12,123	0	78	(40)

	Carrying Value at December 31, 2020
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Year Ended December 31, 2020 Total Gains (Losses)
Loans held for sale	$6,186	0	6,186	0	28
Mortgage servicing rights, net	3,043	0	3,043	0	0
Impaired loans	2,888	0	2,888	0	(76)
Real estate, net	636	0	636	0	0
Total	$12,753	0	12,753	0	(48)

(5) Fair Value of Financial Instruments

ASC 825, Disclosures about Fair Values of Financial Instruments requires interim reporting period disclosure of the estimated fair values of the Company’s financial instruments, including assets, liabilities and off-balance sheet items for which it is practicable to estimate fair value. The fair value estimates are made as of June 30, 2021 and December 31, 2020 based upon relevant market information, if available, and upon the characteristics of the financial instruments themselves. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based upon judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors.

The estimated fair value of the Company’s financial instruments as of June 30, 2021 and December 31, 2020 are shown below. Following the table, there is an explanation of the methods and assumptions used to estimate the fair value of each class of financial instruments.

	June 30, 2021						December 31, 2020
			Fair Value Hierarchy						Fair Value Hierarchy
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3	Contract Amount	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3	Contract Amount
Financial assets:
Cash and cash equivalents	$100,406	100,406	100,406				86,269	86,269	86,269
Securities available for sale	211,534	211,534		211,534			148,090	148,090		148,090
Equity securities	198	198		198			149	149		149
Loans held for sale	7,380	7,380		7,380			6,186	6,186		6,186
Loans receivable, net	637,219	640,968		640,968			642,630	648,275		648,275
Federal Home Loan Bank stock	1,092	1,092		1,092			932	932		932
Accrued interest receivable	2,135	2,135		2,135			3,102	3,102		3,102
Financial liabilities:
Deposits	862,282	862,597		862,597			795,204	795,927		795,927
Accrued interest payable	106	106		106			140	140		140
Off-balance sheet financial instruments:
Commitments to extend credit	186	186				209,513	261	261				180,330
Commitments to sell loans	(68)	(68)				25,652	(44)	(44)				24,746

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

Federal Home Loan Bank (FHLB) Stock

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

	For the Three Months Ended June 30,
(Dollars in thousands)	2021			2020
Securities available for sale:	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Gross unrealized gains arising during the period	$586	165	421	311	87	224
Other comprehensive income	$586	165	421	311	87	224

	For the Six Months Ended June 30,
(Dollars in thousands)	2021			2020
Securities available for sale:	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Gross unrealized (losses) gains arising during the period	$(1,135)	(315)	(820)	2,081	582	1,499
Other comprehensive (loss) income	$(1,135)	(315)	(820)	2,081	582	1,499

(7) Securities Available For Sale

The following table shows the gross unrealized losses and fair value for the securities available for sale portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2021 and December 31, 2020.

	Less Than Twelve Months			Twelve Months or More			Total
(Dollars in thousands)	# of Investments	Fair Value	Unrealized Losses	# of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2021
Mortgage backed securities:
Federal National Mortgage Association (FNMA)	11	$50,861	(271)	0	$0	0	$50,861	(271)
Federal Home Loan Mortgage Corporation (FHLMC)	10	46,790	(173)	0	0	0	46,790	(173)
Other marketable securities:
U.S. Government agency obligations	7	34,906	(90)	0	0	0	34,906	(90)
Corporate preferred stock	0	0	0	1	644	(56)	644	(56)
Total temporarily impaired securities	28	$132,557	(534)	1	$644	(56)	$133,201	(590)

	Less Than Twelve Months			Twelve Months or More			Total
(Dollars in thousands)	# of Investments	Fair Value	Unrealized Losses	# of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2020
Mortgage backed securities:
FNMA	1	$4,956	(3)	0	$0	0	$4,956	(3)
Other marketable securities:
Corporate preferred stock	0	0	0	1	630	(70)	630	(70)
Total temporarily impaired securities	1	$4,956	(3)	1	$630	(70)	$5,586	(73)

The Company reviews its investment portfolio on a quarterly basis for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the market liquidity for the investment, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the Company’s intent and ability to hold the investment for a period of time sufficient to recover the temporary loss. The unrealized losses on impaired securities other than the corporate preferred stock are the result of changes in interest rates. The unrealized losses reported for the corporate preferred stock at June 30, 2021 relates to a single trust preferred security that was issued by the holding company of a small community bank. As of June 30, 2021 all payments were current on the trust preferred security and the issuer’s subsidiary bank was considered to be “well capitalized” based on its most recent regulatory filing. Based on a review of the issuer, it was determined that the trust preferred security was not other-than-temporarily impaired at June 30, 2021 as the Company does not intend to sell and has the intent and ability to hold it for a period of time sufficient to recover the temporary loss. Management believes that the Company will receive all principal and interest payments contractually due on the security and that the decrease in the market value is primarily due to a lack of liquidity in the market for trust preferred securities. Management will continue to monitor the credit risk of the issuer and may be required to recognize other-than-temporary impairment charges on this security in future periods.

A summary of securities available for sale at June 30, 2021 and December 31, 2020 is as follows:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2021
Mortgage-backed securities:
FNMA	$98,253	917	(271)	98,899
FHLMC	66,889	207	(173)	66,923
Collateralized mortgage obligations:
FNMA	60	4	0	64
	165,202	1,128	(444)	165,886
Other marketable securities:
U.S. Government agency obligations	44,990	104	(90)	45,004
Corporate preferred stock	700	0	(56)	644
	45,690	104	(146)	45,648
	$210,892	1,232	(590)	211,534

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2020
Mortgage-backed securities:
FNMA	$68,699	1,313	(3)	70,009
FHLMC	31,025	327	0	31,352
Collateralized mortgage obligations:
FNMA	97	6	0	103
	99,821	1,646	(3)	101,464
Other marketable securities:
U.S. Government agency obligations	45,029	204	0	45,233
Municipal obligations	725	1	0	726
Corporate obligations	37	0	0	37
Corporate preferred stock	700	0	(70)	630
	46,491	205	(70)	46,626
	$146,312	1,851	(73)	148,090

The following table indicates amortized cost and estimated fair value of securities available for sale at June 30, 2021 based upon contractual maturity adjusted for scheduled repayments of principal and projected prepayments of principal based upon current economic conditions and interest rates.

(Dollars in thousands)	Amortized Cost	Fair Value
Due less than one year	$69,884	70,096
Due after one year through five years	117,826	118,219
Due after five years through ten years	22,403	22,495
Due after ten years	779	724
Total	$210,892	211,534

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

(8) Loans Receivable, Net

A summary of loans receivable at June 30, 2021 and December 31, 2020 is as follows:

(Dollars in thousands)	June 30, 2021	December 31, 2020
Single family	$150,270	135,023
Commercial real estate:
Real estate rental and leasing	200,662	202,400
Other	176,949	178,304
	377,611	380,704
Consumer	46,266	55,391
Commercial business	74,118	82,673
Total loans	648,265	653,791
Less:
Unamortized discounts	11	12
Net deferred loan fees	1,120	450
Allowance for loan losses	9,915	10,699
Total loans receivable, net	$637,219	642,630

(9) Allowance for Loan Losses and Credit Quality Information

The allowance for loan losses is summarized as follows:

(Dollars in thousands)	Single Family	Commercial Real Estate	Consumer	Commercial Business	Total
For the three months ended June 30, 2021:
Balance, March 31, 2021	$839	7,073	1,189	1,031	10,132
Provision for losses	90	(690)	(166)	(125)	(891)
Charge-offs	0	0	(11)	0	(11)
Recoveries	0	650	27	8	685
Balance, June 30, 2021	$929	7,033	1,039	914	9,915

For the six months ended June 30, 2021:
Balance, December 31, 2020	$1,030	7,295	1,389	985	10,699
Provision for losses	(101)	(912)	(336)	(118)	(1,467)
Charge-offs	0	0	(42)	0	(42)
Recoveries	0	650	28	47	725
Balance, June 30, 2021	$929	7,033	1,039	914	9,915

Allocated to:
Specific allowance	$29	95	100	14	238
General allowance	1,001	7,200	1,289	971	10,461
Balance, December 31, 2020	$1,030	7,295	1,389	985	10,699

Allocated to:
Specific allowance	$68	135	51	9	263
General allowance	861	6,898	988	905	9,652
Balance, June 30, 2021	$929	7,033	1,039	914	9,915

Loans receivable at December 31, 2020:
Individually reviewed for impairment	$857	1,484	750	35	3,126
Collectively reviewed for impairment	134,166	379,220	54,641	82,638	650,665
Ending balance	$135,023	380,704	55,391	82,673	653,791

Loans receivable at June 30, 2021:
Individually reviewed for impairment	$578	519	723	26	1,846
Collectively reviewed for impairment	149,692	377,092	45,543	74,092	646,419
Ending balance	$150,270	377,611	46,266	74,118	648,265

(Dollars in thousands)	Single Family	Commercial Real Estate	Consumer	Commercial Business	Total
For the three months ended June 30, 2020:
Balance, March 31, 2020	$937	5,539	1,583	977	9,036
Provision for losses	1	556	(101)	(138)	318
Charge-offs	0	(730)	(34)	0	(764)
Recoveries	0	17	16	26	59
Balance, June 30, 2020	$938	5,382	1,464	865	8,649

For the six months ended June 30, 2020:
Balance, December 31, 2019	$857	5,060	1,507	1,140	8,564
Provision for losses	81	1,035	(15)	(323)	778
Charge-offs	0	(730)	(45)	0	(775)
Recoveries	0	17	17	48	82
Balance, June 30, 2020	$938	5,382	1,464	865	8,649

The following table summarizes the amounts of classified and unclassified loans at June 30, 2021 and December 31, 2020.

	June 30, 2021
	Classified					Unclassified
(Dollars in thousands)	Special Mention	Substandard	Doubtful	Loss	Total	Total	Total Loans
Single family	$990	1,570	27	42	2,629	147,641	150,270
Commercial real estate:
Real estate rental and leasing	8,669	1,569	0	0	10,238	190,424	200,662
Other	7,388	8,099	0	0	15,487	161,462	176,949
Consumer	0	653	57	13	723	45,543	46,266
Commercial business	2,890	1,522	0	0	4,412	69,706	74,118
	$19,937	13,413	84	55	33,489	614,776	648,265

	December 31, 2020
	Classified					Unclassified
(Dollars in thousands)	Special Mention	Substandard	Doubtful	Loss	Total	Total	Total Loans
Single family	$1,219	2,845	29	0	4,093	130,930	135,023
Commercial real estate:
Real estate rental and leasing	8,065	3,483	0	0	11,548	190,852	202,400
Other	8,774	9,750	0	0	18,524	159,780	178,304
Consumer	0	600	132	18	750	54,641	55,391
Commercial business	1,968	2,482	0	0	4,450	78,223	82,673
	$20,026	19,160	161	18	39,365	614,426	653,791

Classified loans represent special mention, substandard (performing and non-performing) and non-performing loans categorized as doubtful and loss. Loans classified as special mention are loans that have potential weaknesses that, if left uncorrected, may result in deterioration of the repayment prospects for the asset or in the Bank’s credit position at some future date. Loans classified as substandard are loans that are generally inadequately protected by the current net worth and paying capacity of the obligor, or by the collateral pledged, if any. Loans classified as substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. Substandard loans are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Loans classified as doubtful have the weaknesses of those classified as substandard, with additional characteristics that make collection in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. A loan classified as loss is essentially uncollateralized and/or considered uncollectible and of such little value that continuance as an asset on the balance sheet may not be warranted. Loans classified as substandard or doubtful require the Bank to perform an analysis of the individual loan and charge off any loans, or portion thereof, that are deemed uncollectible.

The aging of past due loans at June 30, 2021 and December 31, 2020 is summarized as follows:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
June 30, 2021
Single family	$500	150	430	1,080	149,190	150,270	0
Commercial real estate:
Real estate rental and leasing	333	0	0	333	200,329	200,662	0
Other	0	0	0	0	176,949	176,949	0
Consumer	329	64	291	684	45,582	46,266	0
Commercial business	25	0	0	25	74,093	74,118
	$1,187	214	721	2,122	646,143	648,265	0
December 31, 2020
Single family	$626	38	298	962	134,061	135,023	0
Commercial real estate:
Real estate rental and leasing	0	0	0	0	202,400	202,400	0
Other	0	0	0	0	178,304	178,304	0
Consumer	458	66	279	803	54,588	55,391	0
Commercial business	0	0	0	0	82,673	82,673	0
	$1,084	104	577	1,765	652,026	653,791	0

Impaired loans include loans that are non-performing (non-accruing) and loans that have been modified in a troubled debt restructuring (TDR). The following table summarizes impaired loans and related allowances as of June 30, 2021 and December 31, 2020.

	June 30, 2021			December 31, 2020
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans with no related allowance recorded:
Single family	$423	442	0	740	759	0
Commercial real estate:
Real estate rental and leasing	156	156	0	932	1,582	0
Other	194	194	0	211	211	0
Consumer	628	628	0	574	574	0
Loans with an allowance recorded:
Single family	155	155	68	117	117	29
Commercial real estate:
Real estate rental and leasing	0	0	0	166	166	5
Other	169	169	135	175	175	90
Consumer	95	95	51	176	176	100
Commercial business	26	578	9	35	586	14
Total:
Single family	578	597	68	857	876	29
Commercial real estate:
Real estate rental and leasing	156	156	0	1,098	1,748	5
Other	363	363	135	386	386	90
Consumer	723	723	51	750	750	100
Commercial business	26	578	9	35	586	14
	$1,846	2,417	263	3,126	4,346	238

The following table summarizes the average recorded investment and interest income recognized on impaired loans for the three and six months ended June 30, 2021 and 2020.

	For the Three Months Ended June 30, 2021		For the Six Months Ended June 30, 2021
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance recorded:
Single family	$580	1	633	2
Commercial real estate:
Real estate rental and leasing	614	0	720	0
Other	196	0	201	0
Consumer	570	2	571	2
Loans with an allowance recorded:
Single family	135	0	129	0
Commercial real estate:
Real estate rental and leasing	0	0	55	0
Other	154	0	161	0
Consumer	122	0	140	1
Commercial business	32	0	33	1
Total:
Single family	715	1	762	2
Commercial real estate:
Real estate rental and leasing	614	0	775	0
Other	350	0	362	0
Consumer	692	2	711	3
Commercial business	32	0	33	1
	$2,403	3	2,643	6

	For the Three Months Ended June 30, 2020		For the Six Months Ended June 30, 2020
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance recorded:
Single family	$604	7	584	18
Commercial real estate:
Real estate rental and leasing	501	13	334	33
Other	480	0	320	2
Consumer	591	3	654	6
Commercial business	4	0	3	0
Loans with an allowance recorded:
Single family	271	0	324	0
Commercial real estate:
Real estate rental and leasing	177	0	179	0
Other	484	0	650	0
Consumer	185	1	188	3
Commercial business	93	1	307	1
Total:
Single family	875	7	908	18
Commercial real estate:
Real estate rental and leasing	678	13	513	33
Other	964	0	970	2
Consumer	776	4	842	9
Commercial business	97	1	310	1
	$3,390	25	3,543	63

At June 30, 2021 and December 31, 2020, non-accruing loans totaled $1.8 million and $2.7 million, respectively, for which the related allowance for loan losses was $0.3 million and $0.2 million, respectively. All of the interest income that was recognized for non-accruing loans was recognized using the cash basis method of income recognition. Non-accruing loans for which no specific allowance has been recorded, because management determined that the value of the collateral was sufficient to repay the loan, totaled $1.4 million and $2.1 million at June 30, 2021 and December 31, 2020, respectively. Non-accrual loans also include certain loans that have had terms modified in a TDR.

The non-accrual loans at June 30, 2021 and December 31, 2020 are summarized as follows:

(Dollars in thousands)	June 30, 2021	December 31, 2020
Single family	$557	502
Commercial real estate:
Real estate rental and leasing	156	1,098
Other	363	386
Consumer	669	689
Commercial business	8	9
	$1,753	2,684

At June 30, 2021 and December 31, 2020 there were loans included in loans receivable, net, with terms that had been modified in a TDR totaling $1.3 million and $1.5 million, respectively. Of the loans that were restructured as TDRs in the second quarter of 2021, none were classified but performing, and $0.1 million were non-performing at June 30, 2021. There were no loans that were restructured as TDRs in the second quarter of 2020.

The following table summarizes TDRs at June 30, 2021 and December 31, 2020.

	June 30, 2021			December 31, 2020
(Dollars in thousands)	Accruing	Non- Accruing	Total	Accruing	Non- Accruing	Total
Single family	$22	249	271	355	257	612
Commercial real estate	0	363	363	0	211	211
Consumer	54	606	660	62	568	630
Commercial business	18	0	18	25	0	25
	$94	1,218	1,312	442	1,036	1,478

As of June 30, 2021, the Bank had commitments to lend an additional $0.5 million to a borrower who has TDR and non-accrual loans. These additional funds are for the construction of single family homes with a maximum loan-to-value ratio of 75%. These loans are secured by the homes under construction. At December 31, 2020, there were commitments to lend additional funds of $1.1 million to this same borrower.

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

When a loan is modified as a TDR, there may be a direct, material impact on the loans within the consolidated balance sheets, as principal balances may be partially forgiven. The financial effects of TDRs are presented in the following table and represent the difference between the outstanding recorded balance pre-modification and post-modification, for the three and six month periods ending June 30, 2021 and 2020.

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
(Dollars in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial real estate:
Other	0	$0	0	1	$139	139
Consumer	1	93	94	1	93	94
Commercial business	0	0	0	1	14	14
Total	1	$93	94	3	$246	247

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
(Dollars in thousands)	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment
Troubled debt restructurings:
Single family	0	$0	0	1	$94	101
Commercial real estate:
Other	0	0	0	2	293	293
Total	0	$0	0	3	$387	394

There were no loans that were restructured in the twelve months preceding June 30, 2021 and 2020 that subsequently defaulted during the three and six months ended June 30, 2021 and 2020.

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

TDRs are reviewed for impairment following the same methodology as other impaired loans. For loans that are collateral-dependent, the value of the collateral is reviewed and additional reserves may be added to specific reserves as needed. Loans that are not collateral-dependent may have additional reserves established if deemed necessary. The reserves for TDRs were $0.3 million, or 2.6%, of the total $9.9 million in loan loss reserves at June 30, 2021 and $0.1 million, or 0.9%, of the total $10.7 million in loan loss reserves at December 31, 2020.

The Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law on March 27, 2020 and the Bank’s regulators issued the Interagency Statement on Loan Modification and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus on April 7, 2020. Section 4013 of the CARES Act temporarily allows the Bank to grant modifications of loans to borrowers that were impacted by the pandemic without classifying the modifications as TDRs if the accommodation is granted before December 31, 2021. In accordance with the regulatory guidance, the Bank granted accommodations on certain loans to borrowers who were negatively impacted by the COVID-19 pandemic. At June 30, 2021, the Bank had $33.5 million of loans that had been granted loan accommodations in accordance with Section 4013 of the CARES Act. These accommodations are in addition to the TDRs that are disclosed above. The accommodations granted included $29.2 million of loans that are required to make interest only payments for periods up to December 31, 2021 and $4.3 million of loans that had their loan amortization period increased. Of these loans, $5.7 million were classified but still accruing at June 30, 2021 and all of these loans were current with their agreed upon payments. The commercial credit area continues to communicate regularly with the borrowers that have been granted loan accommodations and monitors their activity closely. This information is used to analyze the performance of these loans and to anticipate any potential issues that these loans may develop so that risk ratings may be appropriately adjusted in a timely manner. It is anticipated that most of the remaining borrowers that have been granted accommodations will be in a position to resume making their regular loan payments at the end of the initial accommodation period. Other borrowers, particularly in the hospitality and restaurant industries, may need additional accommodations when their initial accommodation period ends as their operations may need more time to recover from the impact of the pandemic.

(10) Intangible Assets

The Company’s intangible assets consist of core deposit intangibles, goodwill and mortgage servicing rights. A summary of mortgage servicing rights activity is as follows:

(Dollars in thousands)	Six Months Ended June 30, 2021	Twelve Months Ended December 31, 2020	Six Months Ended June 30, 2020
Balance, beginning of period	$3,043	2,172	2,172
Originations	691	2,189	1,096
Amortization	(574)	(1,318)	(621)
Balance, end of period	$3,160	3,043	2,647
Fair value of mortgage servicing rights	$4,316	3,378	2,840

All of the loans sold where the Company continues to service the loans are serviced for FNMA under the individual loan sale program. The following is a summary of the risk characteristics of the loans being serviced for FNMA at June 30, 2021.

		Weighted	Weighted
	Loan	Average	Average
	Principal	Interest	Remaining	Number
(Dollars in thousands)	Balance	Rate	Term (months)	of Loans
Original term 30 year fixed rate	$407,078	3.50%	312	2,629
Original term 15 year fixed rate	120,211	2.90	142	1,079

Amortization expense for amortizing intangible assets was $0.6 million and $0.7 million for the six month periods ended June 30, 2021 and 2020, respectively. The gross carrying amount of intangible assets and the associated accumulated amortization at June 30, 2021 and December 31, 2020 is presented in the following tables.

	June 30, 2021
	Gross
(Dollars in thousands)	Carrying Amount	Accumulated Amortization	Unamortized Amount
Mortgage servicing rights	$6,015	(2,855)	3,160
Core deposit intangible	574	(551)	23
Goodwill	802	0	802
Total	$7,391	(3,406)	3,985

	December 31, 2020
	Gross
(Dollars in thousands)	Carrying Amount	Accumulated Amortization	Unamortized Amount
Mortgage servicing rights	$5,691	(2,648)	3,043
Core deposit intangible	574	(517)	57
Goodwill	802	0	802
Total	$7,067	(3,165)	3,902

The following table indicates the estimated future amortization expense for intangible assets.

(Dollars in thousands)	Mortgage Servicing Rights	Core Deposit Intangible	Total Amortizing Intangible Assets
Year ending December 31,
2021	$338	13	351
2022	638	10	648
2023	597	0	597
2024	552	0	552
2025	471	0	471
Thereafter	564	0	564
Total	$3,160	23	3,183

No amortization expense relating to goodwill is recorded as GAAP does not allow goodwill to be amortized but requires that it be tested for impairment at least annually, or sooner, if there are indications that impairment may exist.

Projections of amortization are based on existing asset balances and the existing interest rate environment as of June 30, 2021. The Company's actual experiences may be significantly different depending upon changes in mortgage interest rates and other market conditions.

(11) Leases

The Company accounts for its leases in accordance with ASU 2016-02, Leases (Topic 842) and as of June 30, 2021 a $2.8 million right-of-use asset and an offsetting lease payment obligation liability were recorded on the consolidated balance sheet in other assets and other liabilities, respectively.

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

The Company’s leases relate to office space and bank branches with remaining lease terms between fourteen and forty-six months. Certain leases contain extension options which typically range from three to ten years. Because these extension options are not considered reasonably certain of exercise, they are not included in the lease term.

The table below summarizes the Company’s net lease cost for the three and six months ended June 30, 2021.

(Dollars in thousands)	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Operating lease cost	$223	449

The table below summarizes other information related to the Company’s operating leases.

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$223	223	449	445
Weighted-average remaining lease term – operating leases, in years	3.3	4.2	3.3	4.2
Weighted-average discount rate – operating leases	2.19%	2.19%	2.19%	2.19%

The table below summarizes the maturities of remaining lease liabilities.

(Dollars in thousands)	June 30, 2021
2021	$452
2022	932
2023	807
2024	729
2025	15
Total lease payments	2,935
Less: Interest	(107)
Present value of lease liabilities	$2,828

(12) Earnings per Common Share

The following table reconciles the weighted average shares outstanding and the earnings available to common shareholders used for basic and diluted earnings per common share.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2021	2020	2021	2020
Weighted average number of common shares outstanding used in basic earnings per common share calculation	4,492,502	4,618,555	4,526,434	4,622,231
Net dilutive effect of:
Restricted stock awards and options	34,394	25,664	32,983	26,691
Weighted average number of shares outstanding adjusted for effect of dilutive securities	4,526,896	4,644,219	4,559,417	4,648,922
Income available to common stockholders	$4,528	2,691	7,946	4,076
Basic earnings per common share	$1.01	0.58	1.76	0.88
Diluted earnings per common share	$1.00	0.58	1.74	0.88

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

Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table and defined in the regulation) of Common Equity Tier 1 capital to risk weighted assets, Tier 1 capital to adjusted total assets, Tier 1 capital to risk weighted assets and total capital to risk weighted assets.

The Bank’s average total assets for the quarter ended June 30, 2021 were $977.2 million, its adjusted total assets were $976.5 million, and its risk-weighted assets were $689.6 million. The following table presents the Bank’s capital amounts and ratios at June 30, 2021 for actual capital, required capital and excess capital, including ratios in order to qualify as being well capitalized under the prompt corrective actions regulations.

	Actual		Required to be Adequately Capitalized		Excess Capital		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Percent of Assets	Amount	Percent of Assets	Amount	Percent of Assets	Amount	Percent of Assets
June 30, 2021
Common equity Tier 1 capital	$97,789	14.18%	$31,033	4.50%	$66,756	9.68%	$44,826	6.50%
Tier 1 capital leverage	97,789	10.01	39,059	4.00	58,730	6.01	48,823	5.00
Tier 1 risk-based capital	97,789	14.18	41,378	6.00	56,411	8.18	55,171	8.00
Total risk-based capital	106,425	15.43	55,171	8.00	51,254	7.43	68,963	10.00

The Bank must maintain a capital conservation buffer of 2.50% composed of common equity Tier 1 capital above its minimum risk-based capital requirements in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. Management believes that, as of June 30, 2021, the Bank’s capital ratios were in excess of those quantitative capital ratio standards set forth under the current prompt corrective action regulations, including the capital conservation buffer described above. However, there can be no assurance that the Bank will continue to maintain such status in the future. The Office of the Comptroller of the Currency (OCC) has extensive discretion in its supervisory and enforcement activities, and can adjust the requirement to be “well-capitalized” in the future.

(14) Stockholders’ Equity

The Company was authorized to repurchase up to $1.8 million of its common stock under the existing board-approved share repurchase program at June 30, 2021. The Company did not declare any dividends on its common stock but did repurchase 108,000 shares of its common stock in the open market for $2.2 million under the share repurchase program during the second quarter of 2021. Subsequent to the end of the quarter, on July 27, 2021, the board approved an additional $4.2 million for the share repurchase program, increasing to $6.0 million the amount of its common stock authorized to be repurchased under the share repurchase program as of that date.

(15) Commitments and Contingencies

The Bank issues standby letters of credit which guarantee the performance of customers to third parties. The standby letters of credit issued and available at June 30, 2021 were approximately $5.0 million, expire over the next sixteen months and are collateralized primarily with commercial real estate mortgages. Since the conditions under which the Bank is required to fund the standby letters of credit may not materialize, the cash requirements are expected to be less than the total outstanding commitments.

From time to time, the Company is party to legal proceedings arising out of its lending and deposit operations. The Company is, and expects to become, engaged in foreclosure proceedings, collection actions and other litigation as part of its normal banking activities. Among the various current litigation matters, the Company is involved in a bankruptcy litigation claim where the bankruptcy trustee is attempting to recover $2.0 million related to the principal and interest payments made to the Bank prior to the bankruptcy filing of a former customer of the Bank.

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

(Dollars in thousands)	Home Federal Savings Bank	Other	Eliminations	Consolidated Total
At or for the six months ended June 30, 2021:
Interest income – external customers	$15,983	0	0	15,983
Non-interest income – external customers	7,996	1	0	7,997
Intersegment interest income	0	14	(14)	0
Intersegment non-interest income	117	8,281	(8,398)	0
Interest expense	877	0	(14)	863
Provision for loan losses	(1,467)	0	0	(1,467)
Non-interest expense	13,140	436	(117)	13,459
Income tax expense	3,265	(86)	0	3,179
Net income	8,281	7,946	(8,281)	7,946
Total assets	981,023	107,421	(107,418)	981,026
At or for the six months ended June 30, 2020:
Interest income – external customers	15,727	0	0	15,727
Non-interest income – external customers	6,065	0	0	6,065
Intersegment interest income	0	23	(23)	0
Intersegment non-interest income	117	4,358	(4,475)	0
Interest expense	1,660	0	(23)	1,637
Provision for loan losses	778	0	0	778
Non-interest expense	13,403	368	(117)	13,654
Income tax expense	1,710	(63)	0	1,647
Net income	4,358	4,076	(4,358)	4,076
Total assets	862,046	98,247	(97,510)	862,783
At or for the quarter ended June 30, 2021:
Interest income – external customers	$8,094	0	0	8,094
Non-interest income – external customers	4,742	0	0	4,742
Intersegment interest income	0	6	(6)	0
Intersegment non-interest income	59	4,687	(4,746)	0
Interest expense	416	0	(6)	410
Provision for loan losses	(891)	0	0	(891)
Non-interest expense	6,831	208	(59)	6,980
Income tax expense	1,852	(43)	0	1,809
Net income	4,687	4,528	(4,687)	4,528
Total assets	981,023	107,421	(107,418)	981,026
At or for the quarter ended June 30, 2020:
Interest income – external customers	$7,883	0	0	7,883
Non-interest income – external customers	3,594	0	0	3,594
Intersegment interest income	0	8	(8)	0
Intersegment non-interest income	58	2,834	(2,892)	0
Interest expense	753	0	(8)	745
Provision for loan losses	318	0	0	318
Non-interest expense	6,529	182	(58)	6,653
Income tax expense	1,101	(31)	0	1,070
Net income	2,834	2,691	(2,834)	2,691
Total assets	862,046	98,247	(97,510)	862,783

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

General

HMN is the stock savings bank holding company for the Bank, which operates community banking and loan production offices in Minnesota, Iowa, and Wisconsin. The earnings of the Company are primarily dependent on the Bank's net interest income, which is the difference between interest earned on loans and investments, and the interest paid on interest-bearing liabilities such as deposits and other borrowings. The difference between the average rate of interest earned on assets and the average rate paid on liabilities is the “interest rate spread”. Net interest income is produced when interest-earning assets equal or exceed interest-bearing liabilities and there is a positive interest rate spread. Net interest income and net interest rate spread are affected by changes in interest rates, the volume and composition of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. The Company's net earnings are also affected by the generation of non-interest income, which consists primarily of gains from the sale of loans and real estate owned, fees for servicing loans, commissions on the sale of uninsured investment products, and service charges on deposit accounts. The Bank incurs expenses in addition to interest expense in the form of compensation and benefits, occupancy and equipment expenses, provisions for loan losses, data processing costs, professional services, deposit insurance, amortization expense on mortgage servicing assets, advertising expenses and income taxes. The earnings of financial institutions, such as the Bank, are also significantly affected by prevailing economic and competitive conditions, particularly changes in interest rates, government monetary and fiscal policies, and regulations of various regulatory authorities. Lending activities are influenced by the demand for and supply of business credit, single family and commercial properties, competition among lenders, the level of interest rates and the availability of funds. Deposit flows and costs of deposits are influenced by prevailing market rates of interest on competing investments, account maturities and the levels of personal income and savings.

Critical Accounting Estimates

Critical accounting policies are those policies that the Company's management believes are the most important to understanding the Company’s financial condition and operating results. These critical accounting policies often involve estimates and assumptions that could have a material impact on the Company’s financial statements. The Company has identified the following critical accounting policies that management believes involve the most difficult, subjective and/or complex judgments that are inherently uncertain. Therefore, actual financial results could differ significantly depending upon the estimates, assumptions and other factors used.

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

The appropriateness of the allowance for loan losses is dependent upon management’s estimates of variables affecting valuation, appraisals of collateral, evaluations of performance and status and the amounts and timing of future cash flows expected to be received on impaired loans. Such estimates, appraisals, evaluations and cash flows may be subject to adjustments due to changing economic prospects of borrowers or properties. The fair market value of collateral dependent loans is typically based on the appraised value of the property less estimated selling costs. The estimates are reviewed periodically and any adjustments are recorded in the provision for loan losses in the periods in which the adjustments become known. Because of the size of some loans, changes in estimates can have a significant impact on the loan loss provision. The allowance is allocated to individual loan categories based upon the relative risk characteristics of the loan portfolios, the actual loss experience and other qualitative factors. The Company increases its allowance for loan losses by charging the provision for loan losses against income and by receiving recoveries of previously charged off loans. The Company decreases its allowance by crediting the provision for loan losses and recording loan charge-offs. Activity in the first six months of 2021 resulted in a decrease in the allowance and a credit to the loan loss provision. The methodology for establishing the allowance for loan losses takes into consideration probable losses that have been identified in connection with specific loans as well as losses in the loan portfolio that have not been specifically identified. Although management believes that based on current conditions the allowance for loan losses is maintained at an appropriate amount to provide for probable loan losses inherent in the portfolio as of the balance sheet dates, future conditions may differ substantially from those anticipated in determining the allowance for loan losses and adjustments may be required in the future.

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

The Company maintains significant net deferred tax assets for deductible temporary differences, the largest of which relates to the allowance for loan losses. For tax purposes only the net charge-offs are deductible while the entire provision for loan losses is used to determine book income. A deferred tax asset is created because of the timing difference of when the expense is recognized for book and tax purposes. Under U.S. generally accepted accounting principles (GAAP), a valuation allowance is required to be recognized if it is “more likely than not” that the deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon management’s judgment and evaluation of both positive and negative evidence, including the forecasts of future income, tax planning strategies and assessments of the current and future economic and business conditions. The positive evidence considered includes the Company’s cumulative net income in the prior three year period, the ability to implement tax planning strategies to accelerate taxable income recognition and the probability that taxable income will be generated in future periods. The Company could not currently identify any negative evidence. It is possible that future conditions may differ substantially from those anticipated in determining that no valuation allowance was required on deferred tax assets and adjustments may be required in the future.

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

COVID-19 Pandemic

In 2020, the spread of COVID-19 slowed economic activity in many countries, including the United States. Millions of Americans were at some point ordered to stay home, including those residing in the states of Minnesota and Wisconsin, and many businesses were ordered to be closed for a period of time or to operate at reduced capacities in order to reduce the spread of COVID-19. These orders severely reduced the flow of commerce which reduced, or entirely eliminated, the revenue streams for many small businesses. This reduction in income forced many small businesses to close temporarily, furlough employees, or terminate operations entirely.

In the first quarter of 2021, vaccines began to be distributed to targeted groups. During the second quarter of 2021, the distribution of the vaccines became more widely available to the general public and business activity improved because of the lessened impact of COVID-19 pandemic resulting from the increased vaccination rates and the removal of pandemic-focused restrictions.

Despite the progress made in the vaccination of the general public during the second quarter of 2021, the extent of the impact of COVID-19 on the Company is difficult to determine as it is not clear how many people will take the vaccines, or how effective the vaccines will be against variants of the virus, among other factors. In addition, it is not clear when, or if, businesses will re-hire those workers displaced by the pandemic or what the long-term implications will be on customer behaviors as a result of the pandemic. Up to this point, the Company has not seen a negative impact on its deposit relationships as many of its clients have been able to conduct their business with the Bank through the drive ups, ATMs, night drop, on-line banking website, or by using its mobile banking app. The impact on the Bank’s loan portfolio is also unclear for many of the same reasons.

The CARES Act was signed into law on March 27, 2020 and the Bank’s regulators issued the Interagency Statement on Loan Modification and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus on April 7, 2020. Section 4013 of the CARES Act temporarily allows the Bank to grant modifications of loans to borrowers that were impacted by the pandemic without classifying the modifications as TDRs if the accommodation is granted before December 31, 2021. In accordance with Section 4013 of the CARES Act, the Bank granted accommodations on certain loans to borrowers. See “Note 9 Allowance for Loan Losses and Credit Quality Information” for further information.

Paycheck Protection Program

The CARES Act allocated $349 billion in funding to help small businesses that were negatively impacted by the COVID-19 pandemic. The Bank actively participated in helping businesses that were negatively impacted by COVID-19 that applied for forgivable loans under the Paycheck Protection Program (PPP) as part of the CARES Act. The Bank had the following activity related to the first round of the PPP during 2020 and through June 30, 2021:

Dollars in thousands	Number of Loans	Amount	Net Deferred Fees
Originated	413	$53,153	$1,837
Repaid	(130)	(19,484)	-
Net deferred fees recognized	-	-	(1,097)
Balance, December 31, 2020	283	33,669	740
Repaid	(243)	(21,419)	-
Net deferred fees recognized	-	-	(597)
Balance, March 31, 2021	40	12,250	143
Repaid	(35)	(11,334)	-
Net deferred fees recognized	-	-	(126)
Balance, June 30, 2021	5	$916	$17

The Consolidated Appropriations Act of 2021, which was signed into law on December 27, 2020, allocated $284 billion to the SBA to fund a second round of the PPP and extended the application period for the program to March 31, 2021. The application period was later extended to May 31, 2021. The Bank actively participated in the second round of the program and began submitting applications for borrowers on January 15, 2021 when the application window opened. The program was adjusted for the second round to allow applications from both first time borrowers and those that obtained loans during the first round of the program. The revised program, among other things, requires that borrowers demonstrate or certify that they experienced a 25% or greater reduction in gross receipts from a quarter in 2020 compared to the same quarter in 2019 and certify that current economic uncertainty makes the loan request necessary to support their ongoing operations. The Bank had the following activity related to the second round of the PPP through June 30, 2021:

Dollars in thousands	Number of Loans	Amount	Net Deferred Fees
Originated	416	$26,798	$1,476
Net deferred fees recognized	-	-	(29)
Balance, March 31, 2021	416	26,798	1,447
Originated	50	2,167	149
Repaid	(182)	(6,539)	-
Net deferred fees recognized	-	-	(522)
Balance, June 30, 2021	284	$22,426	$1,074

It is anticipated that the majority of the outstanding loans at June 30, 2021 will be forgiven by the SBA. The remaining net deferred fees will be recognized into income over the remaining lives of the loans.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2021 COMPARED TO THE SAME PERIODS ENDED JUNE 30, 2020

Net Income

Net income for the second quarter of 2021 was $4.5 million, an increase of $1.8 million, compared to net income of $2.7 million for the second quarter of 2020. Diluted earnings per share for the second quarter of 2021 was $1.00, an increase of $0.42 from the diluted earnings per share of $0.58 for the second quarter of 2020. The increase in net income between the periods was primarily because of a $1.6 million increase in other non-interest income primarily related to a gain that was realized on the sale of real estate owned, a $1.2 million decrease in the provision for loan losses primarily because of the recovery of a previously charged off commercial real estate loan and the reduction of qualitative reserves related to improvements in the economic environment because of the lessened impact of the COVID-19 pandemic and a $0.6 million increase in net interest income primarily related to the yield enhancements realized on PPP loans that were repaid during the period. These increases in net income were partially offset by a $0.7 million decrease in the gain on sales of loans due to a decrease in mortgage loan originations and sales, a $0.7 million increase in income tax expense as a result of the increase in pre-tax income between the periods and a $0.3 million increase in non-interest expenses primarily related to an increase in compensation expense.

Net income was $7.9 million for the six month period ended June 30, 2021, an increase of $3.8 million compared to net income of $4.1 million for the six month period ended June 30, 2020. Diluted earnings per share for the six month period ended June 30, 2021 was $1.74, an increase of $0.86 per share compared to diluted earnings per share of $0.88 for the same period in 2020. The increase in net income between the periods was primarily because of a $2.3 million decrease in the provision for loan losses. The provision for loan losses decreased primarily because of the reduction of required qualitative reserves due to improvements in the economic environment because of the lessened impact of the COVID-19 pandemic and also because of an increase in the recoveries received on previously charged off loans between the periods. Other non-interest income increased $1.7 million primarily because of the gain that was realized on the sale of real estate owned. Net interest income increased $1.0 million primarily because of the increase in the yield enhancements that were realized on PPP loans that were repaid during the period. These increases in net income were partially offset by a $1.6 million increase in income tax expense as a result of the increase in pre-tax income between the periods.

Net Interest Income

Net interest income was $7.7 million for the second quarter of 2021, an increase of $0.6 million, or 7.6%, compared to $7.1 million for the second quarter of 2020. Interest income was $8.1 million for the second quarter of 2021, an increase of $0.2 million, or 2.7%, from $7.9 million for the second quarter of 2020. Interest income increased primarily because of the $0.6 million in yield enhancements recognized on PPP loans that were repaid during the period. Interest income also increased because of the $139.4 million increase in the average interest-earning assets between the periods. These increases in interest income were partially offset by a decrease in the average yield earned on interest-earning assets which was 3.44% for the second quarter of 2021, a decrease of 50 basis points from 3.94% for the second quarter of 2020. The decrease in the average yield is primarily related to the decrease in the prime rate that occurred in the first quarter of 2020, which lowered the rate on adjustable rate loans in the portfolio as well as any new or renewing fixed rate loans that were originated since that time.

Interest expense was $0.4 million for the second quarter of 2021, a decrease of $0.3 million, or 45.0%, compared to $0.7 million for the second quarter of 2020. Interest expense decreased despite the $127.7 million increase in the average interest-bearing liabilities and non-interest bearing deposits between the periods primarily because of the decrease in the average interest rate paid on deposits. The average interest rate paid on interest-bearing liabilities and non-interest bearing deposits was 0.19% for the second quarter of 2021, a decrease of 21 basis points from 0.40% for the second quarter of 2020. The decrease in the interest paid on interest-bearing liabilities was primarily because of the decrease in deposit rates as a result of the decrease in the federal funds rate that occurred in the first quarter of 2020.

Net interest margin (net interest income divided by average interest-earning assets) for the second quarter of 2021 was 3.27%, a decrease of 30 basis points, compared to 3.57% for the second quarter of 2020. The decrease in the net interest margin is primarily related to the decrease in the average yield earned on interest-earning assets as a result of the decrease in the prime rate that occurred in the first quarter of 2020.

Net interest income was $15.1 million for the first six months of 2021, an increase of $1.0 million, or 7.3%, compared to $14.1 million for the same period of 2020. Interest income was $16.0 million for the first six months of 2021, an increase of $0.3 million, or 1.6%, from $15.7 million for the first six months of 2020. Interest income increased primarily because of the $1.2 million in yield enhancements recognized on PPP loans that were repaid during the period. Interest income also increased because of the $146.9 million increase in the average interest-earning assets between the periods. These increases in interest income were partially offset by a decrease in the average yield earned on interest-earning assets which was 3.50% for the first six months of 2021, a decrease of 59 basis points from 4.09% for the first six months of 2020. The decrease in the average yield is primarily related to the decrease in the prime rate that occurred in the first quarter of 2020 which lowered the rate on adjustable rate loans in the portfolio as well as any new or renewing fixed rate loans that were originated since that time.

Interest expense was $0.9 million for the first six months of 2021, a decrease of $0.7 million, or 47.3%, compared to $1.6 million for the same period of 2020. Interest expense decreased despite the $137.4 million increase in the average interest-bearing liabilities and non-interest bearing deposits between the periods primarily because of the decrease in the average interest rate paid on deposits. The average interest rate paid on interest-bearing liabilities and non-interest bearing deposits was 0.21% for the first six months of 2021, a decrease of 26 basis points from 0.47% for the first six months of 2020. The decrease in the interest paid on interest-bearing liabilities was primarily because of the decrease in deposit rates as a result of the decrease in the average federal funds rate between the periods.

Net interest margin (net interest income divided by average interest-earning assets) for the first six months of 2021 was 3.31%, a decrease of 35 basis points, compared to 3.66% for the first six months of 2020. The decrease in the net interest margin is primarily related to the decrease in the average yield earned on interest-earning assets as a result of the decrease in the average prime rate between the periods.

A summary of the Company’s net interest margin for the three and six month periods ended June 30, 2021 and 2020 is as follows:

	For the three month period ended
	June 30, 2021			June 30, 2020
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
Interest-earning assets:
Securities available for sale	$197,739	502	1.02%	$96,241	436	1.82%
Loans held for sale	4,821	38	3.14	8,736	67	3.07
Single family loans, net	155,205	1,418	3.66	129,584	1,306	4.05
Commercial loans, net	442,794	5,571	5.05	455,330	5,293	4.68
Consumer loans, net	47,235	530	4.50	64,864	761	4.72
Other	95,750	35	0.15	49,435	20	0.16
Total interest-earning assets	943,544	8,094	3.44	804,190	7,883	3.94

Interest-bearing liabilities:
Checking accounts	161,288	48	0.12	112,605	30	0.11
Savings accounts	113,717	18	0.06	88,528	16	0.07
Money market accounts	240,852	141	0.24	204,939	201	0.39
Certificate accounts	95,306	203	0.86	119,722	498	1.67
Total interest-bearing liabilities	611,163			525,794
Non-interest checking	251,196			209,194
Other non-interest bearing deposits	2,425			2,142
Total interest-bearing liabilities and non-interest bearing deposits	$864,784	410	0.19	$737,130	745	0.40
Net interest income		$7,684			$7,138
Net interest rate spread			3.25%			3.54%
Net interest margin			3.27%			3.57%

	For the six month period ended
	June 30, 2021			June 30, 2020
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
Interest-earning assets:
Securities available for sale	$181,220	1,000	1.11%	$99,755	937	1.89%
Loans held for sale	4,953	75	3.04	5,745	91	3.18
Single family loans, net	150,114	2,747	3.69	128,409	2,581	4.04
Commercial loans, net	440,351	10,943	5.01	432,556	10,390	4.83
Consumer loans, net	49,722	1,152	4.67	66,641	1,605	4.84
Other	94,495	66	0.14	40,844	123	0.61
Total interest-earning assets	920,855	15,983	3.50	773,950	15,727	4.09

Interest-bearing liabilities:
Checking accounts	157,802	92	0.12	107,949	61	0.11
Savings accounts	109,778	34	0.06	84,839	32	0.07
Money market accounts	232,255	270	0.23	197,718	494	0.50
Certificate accounts	97,541	467	0.97	121,746	1,050	1.73
Total interest-bearing liabilities	597,376			512,252
Non-interest checking	243,874			191,590
Other non-interest bearing deposits	2,485			2,468
Total interest-bearing liabilities and non-interest bearing deposits	$843,735	863	0.21	$706,310	1,637	0.47
Net interest income		$15,120			$14,090
Net interest rate spread			3.29%			3.62%
Net interest margin			3.31%			3.66%

Provision for Loan Losses

The provision for loan losses was ($0.9) million for the second quarter of 2021, a decrease of $1.2 million compared to $0.3 million for the second quarter of 2020. The provision for loan losses was ($1.5) million for the first six months of 2021, a decrease of $2.3 million compared to $0.8 million for the first six months of 2020. The provision for loan losses decreased primarily because of the reduction of qualitative reserves due to improvements in the economic environment because of the lessened impact of the COVID-19 pandemic and also because of an increase in the recoveries received on previously charged off loans between the periods.

During 2020, the Company increased its allowance for loan losses due to the changes in the economic environment related to the disruption in business activity as a result of the COVID-19 pandemic. The amount of the increase in the allowance for loan losses related to the economic environment was based, in part, on the amount of loans to borrowers in the hospitality, restaurant and entertainment industries that were negatively impacted by the COVID-19 pandemic. At June 30, 2021, the Bank had $33.5 million of loans that had been granted loan accommodations in accordance with Section 4013 of the CARES Act. The accommodations granted included $29.2 million of loans that are required to make interest only payments for periods up to December 31, 2021 and $4.3 million of loans that had their loan amortization period increased. Of these loans, $5.7 million were classified but still accruing at June 30, 2021 and all of these loans were current with their agreed upon payments. The commercial credit area continues to communicate regularly with the borrowers that have been granted loan accommodations and monitors their activity closely. This information is used to analyze the performance of these loans and to anticipate any potential issues that these loans may develop so that risk ratings may be appropriately adjusted in a timely manner. It is anticipated that most of the remaining borrowers that have been granted accommodations will be in a position to resume making their regular loan payments at the end of the initial accommodation period. Other borrowers, particularly in the hospitality and restaurant industries, may need additional accommodations when their initial accommodation period ends as their operations may need more time to recover from the impact of the pandemic.

The allowance for loan losses is made up of general reserves on the entire loan portfolio and specific reserves on impaired loans. The general reserve amount includes quantitative reserves based on the Company’s past loan loss history and qualitative reserves for other items determined to have a potential impact on future loan losses. The general reserves decreased during the second quarter as a result of a decrease in the required qualitative reserves due to an improvement in business activity because of the lessened impact of COVID-19 pandemic resulting from increased vaccination rates and the removal of pandemic-focused restrictions during the period. Despite the progress made in the vaccination of the general public during the period, it was determined that economic risks related to the pandemic continued to exist and more time was needed to prudently evaluate the impact that these risks would have on the Company’s loan portfolio before more qualitative reserves would be released from the allowance for loan losses.

A reconciliation of the Company’s allowance for loan losses for the three and six month periods ended June 30, 2021 and 2020 is summarized as follows:

(Dollars in thousands)	2021	2020
Balance at March 31,	$10,132	9,036
Provision	(891)	318
Charge offs:
Consumer	(11)	(34)
Commercial real estate	0	(730)
Recoveries	685	59
Balance at June 30,	$9,915	8,649

Allocated to:
General allowance	$9,652	8,495
Specific allowance	263	154
	$9,915	8,649

(Dollars in thousands)	2021	2020
Balance at January 1,	$10,699	8,564
Provision	(1,467)	778
Charge offs:
Consumer	(42)	(45)
Commercial real estate	0	(730)
Recoveries	725	82
Balance at June 30,	$9,915	8,649

The $0.7 million of recoveries relates primarily to a commercial loan in the transportation industry.

Non‑Interest Income

Non-interest income was $4.7 million for the second quarter of 2021, an increase of $1.1 million, or 31.9%, from $3.6 million for the second quarter of 2020. Other non-interest income increased $1.6 million due primarily to a $1.5 million gain that was realized on the sale of real estate owned. Fees and service charges increased $0.1 million between the periods due primarily to an increase in debit card income. Loan servicing fees increased $0.1 million between the periods due to an increase in the aggregate balances of single family mortgage loans that were being serviced for others. These increases in non-interest income were partially offset by a $0.7 million decrease in the gain on sales of loans primarily because of a decrease in single family loan originations and sales between the periods.

Non-interest income was $8.0 million for the first six months of 2021, an increase of $1.9 million, or 31.9%, from $6.1 million for the first six months of 2020. Other non-interest income increased $1.7 million due primarily to a $1.5 million gain that was realized on the sale of commercial real estate owned. Loan servicing fees increased $0.2 million between the periods due to an increase in the aggregate balances of single family mortgage loans that were being serviced for others. Fees and service charges increased $0.1 million between the periods due primarily to an increase in debit card income. These increases in non-interest income were partially offset by a slight decrease in the gain on sales of loans primarily because of a decrease in single family loan originations and sales between the periods.

Non‑Interest Expense

Non-interest expense was $7.0 million for the second quarter of 2021, an increase of $0.3 million, or 4.9%, from $6.7 million for the second quarter of 2020. Compensation and benefits expense increased $0.3 million primarily because of a decrease in the direct loan origination compensation costs that were deferred as a result of the decreased mortgage loan production between the periods. Other non-interest expense increased $0.2 million due primarily to a decrease in the direct loan printing and supply costs that were deferred as a result of the decreased mortgage loan production and also because of an increase in charitable contributions between the periods. Data processing expense increased slightly between the periods due to an increase in debit card processing costs because of increased activity. These increases in non-interest expense were partially offset by a $0.2 million decrease in professional services expense between the periods primarily because of a decrease in legal expenses relating to an ongoing bankruptcy litigation claim. Occupancy and equipment expense decreased slightly due to a decrease in the purchase of non-capitalized equipment between the periods.

Non-interest expense was $13.5 million for the first six months of 2021, a decrease of $0.2 million, or 1.4%, from $13.7 million for the first six months of 2020. Professional services expense decreased $0.4 million between the periods primarily because of a decrease in legal expenses relating to an ongoing bankruptcy litigation claim. Occupancy and equipment costs decreased slightly between the periods due to a decrease in depreciation and non-capitalized software costs. These decreases were partially offset by a $0.1 million increase in other non-interest expenses due primarily to an increase in FDIC insurance premiums between the periods, a $0.1 million increase in data processing expense between the periods due to an increase in debit card processing costs because of increased activity and a $0.1 million increase in compensation and benefits expense due to a decrease in the direct loan origination compensation costs that were deferred as a result of the decreased mortgage loan production between the periods.

Income Taxes

Income tax expense was $1.8 million for the second quarter of 2021, an increase of $0.7 million from $1.1 million for the second quarter of 2020. Income tax expense was $3.2 million for the first six months of 2021, an increase of $1.6 million from $1.6 million for the first six months of 2020. The increase in income tax expense between the periods is primarily the result of an increase in pre-tax income.

FINANCIAL CONDITION

Non‑Performing Assets

The following table summarizes the amounts and categories of non-performing assets in the Bank’s portfolio and loan delinquency information as of the end of the three most recently completed quarters.

	June 30,	March 31,	December 31,
(Dollars in thousands)	2021	2021	2020

Non‑performing loans:
Single family	$557	$497	$502
Commercial real estate	519	1,408	1,484
Consumer	669	612	689
Commercial	8	8	9
Total	1,753	2,525	2,684

Foreclosed and repossessed assets:
Commercial real estate	0	636	636
Consumer	0	30	0
	0	666	636
Total non‑performing assets	$1,753	$3,191	$3,320
Total as a percentage of total assets	0.18%	0.33%	0.37%
Total as a percentage of total loans receivable, net	0.28%	0.39%	0.42%
Allowance for loan loss to non-performing loans	565.75%	401.37%	398.72%

Delinquency data:
Delinquencies (1)
30+ days	$1,255	$1,147	$995
90+ days	0	0	0
Delinquencies as a percentage of loan portfolio (1)
30+ days	0.19%	0.17%	0.15%
90+ days	0.00%	0.00%	0.00%

(1) Excludes non-accrual loans.

Total non-performing assets were $1.8 million at June 30, 2021, a decrease of $1.4 million, or 45.1%, from $3.2 million at March 31, 2021 and a decrease of $1.5 million, or 47.2%, from $3.3 million at December 31, 2020. Non-performing loans decreased $0.7 million and foreclosed and repossessed assets decreased $0.7 million during the second quarter of 2021. Non-performing loans decreased $0.9 million and foreclosed and repossessed assets decreased $0.6 million during the first six months of 2021.

Dividends

The declaration of dividends is subject to, among other things, the Company's financial condition and results of operations, the Bank's compliance with regulatory capital requirements and other regulatory restrictions, tax considerations, industry standards, economic conditions, general business practices and other factors. The Company has not declared any dividend during the three year period ended June 30, 2021.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2021, the net cash provided by operating activities was $9.3 million. The Company collected $25.8 million from called or maturing securities, purchased securities of $107.3 million, received proceeds from the sales of real estate of $2.1 million and received $16.5 million in principal repayments on securities. The Company purchased $0.2 million in FHLB stock and $0.2 million of premises and equipment. Net loans receivable decreased $3.4 million and the Company had a net increase in deposit balances of $67.1 million. The Company also purchased $2.7 million of treasury stock and customer escrow accounts increased $0.4 million.

The Company has certificates of deposit with outstanding balances of $66.4 million that mature over the next 12 months. Based upon past experience, management anticipates that the majority of the deposits will renew for another term. The Company believes that cash outflow from certificates that do not renew will be replaced with other deposits or FHLB advances. FRB borrowings or proceeds from the sale of securities could also be used to fund unanticipated outflows of certificates of deposits.

The Company had ten deposit customers that individually had aggregate deposits greater than $5.0 million as of June 30, 2021. The $102.0 million in funds held by these customers may be withdrawn at any time, but management believes that the majority of these deposits will not be withdrawn from the Bank over the next twelve months. If these deposits are withdrawn, it is anticipated that they would be replaced with deposits from other customers or FHLB advances. FRB borrowings or proceeds from the sale of securities could also be used to replace unanticipated outflows of large checking and money market deposits.

The Company had the ability to borrow $172.5 million from the FHLB at June 30, 2021, based on the collateral value of the loans pledged. The credit policy of the FHLB relating to the collateral value of the loans collateralizing the available line of credit with the FHLB may change such that the current collateral pledged to secure future advances is no longer acceptable or the formulas for determining the excess pledged collateral may change. The FHLB could also reduce the amount of funds it will lend to the Bank. It is not anticipated that the Bank will need to find alternative funding sources in the next twelve months to replace the available borrowings from the FHLB. However, if needed, the Bank could borrow an additional $50.4 million from the FRB at June 30, 2021 based on the collateral value of the loans pledged.

The Company’s primary source of cash is dividends from the Bank. At June 30, 2021, the Company had $8.3 million in cash and other assets that could readily be turned into cash. The primary use of cash by the Company is the payment of operating expense and the purchase of treasury stock.

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

The following table discloses the projected changes in the market value of the Company’s interest-earning assets and interest-bearing liabilities based upon incremental 100 basis-point changes in interest rates from interest rates in effect on June 30, 2021.

	Market Value
(Dollars in thousands) Basis point change in interest rates	‑100	0	+100	+200
Total market risk sensitive assets	$984,853	973,112	950,867	928,441
Total market risk sensitive liabilities	898,585	844,768	799,383	760,002
Off-balance sheet financial instruments	325	0	906	1,730
Net market risk	$85,943	128,344	150,578	166,709
Percentage change from current market value	(33.04)%	0.00%	17.32%	29.89%

The preceding table was prepared utilizing a model using the following assumptions (the Model Assumptions) regarding prepayment and decay ratios that were determined by management based upon their review of historical prepayment speeds and future prepayment projections. Fixed rate loans were assumed to prepay at annual rates of between 2% to 55%, depending on the note rate and the period to maturity. Adjustable rate mortgages (ARMs) were assumed to prepay at annual rates of between 6% and 51%, depending on the note rate and the period to maturity. Mortgage-backed securities were projected to have prepayments based upon the underlying collateral securing the instrument. Certificate accounts were assumed not to be withdrawn until maturity. Passbook accounts and money market accounts were assumed to decay at an annual rate of 8% and 17%, respectively. Retail checking accounts, commercial checking accounts and money market accounts were assumed to decay at annual rates of 6%, 22%, and 13%, respectively. Callable investments were projected to be called at the first call date where the projected interest rate on similar remaining term instruments was less than the interest rate on the callable investment.

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

Asset/Liability Management

The Company’s management reviews the impact that changing interest rates will have on the Company’s net interest income projected for the next twelve months to determine if its current level of interest rate risk is acceptable. The following table projects the estimated impact on net interest income during the twelve month period ending June 30, 2021 of immediate interest rate changes called rate shocks.

(Dollars in thousands)
Rate Shock in Basis Points	Projected Change in Net Interest Income	Percentage Change
+200	$2,525	9.15%
+100	1,266	4.59
0	0	0.00
-100	(1,420)	(5.14)

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

The risks described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC, under “Part 1, Item 1A. Risk Factors” could affect the Company’s financial performance and could cause its actual results for future periods to differ materially from its anticipated results or other expectations, including those expressed in any forward-looking statements made in this Quarterly Report on Form 10-Q.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to purchases made by the Company of its own stock during the second quarter of 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs (a)
April 1, 2021 to April 30, 2021	20,000	$20.03	20,000	$3,625,781
May 1, 2021 to May 31, 2021	88,000	20.60	88,000	$1,813,341
June 1, 2021 to June 30, 2021	0	N/A	0	$1,813,341
Total	108,000	$20.49	108,000	$1,813,341

(a)

On November 28, 2018, the Company’s board of directors announced a share repurchase authorization, pursuant to which the Company may, from time to time, purchase shares of its common stock for an aggregate purchase price not to exceed $6.0 million. On July 27, 2021, our board of directors announced an increase of $4,187,259 in the aggregate purchase price authorized to be repurchased which increased the total amount available to $6.0 million. Share repurchases may be executed through various means, including through open market transactions, privately negotiated transactions or otherwise. The repurchase authorization does not obligate the Company to purchase any shares and has no set expiration date.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	Mine Safety Disclosures.

Not applicable.

ITEM 5.	Other Information.

None.

Item 6.	Exhibits.

INDEX TO EXHIBITS

Exhibit		Filing
Number	Exhibit	Status

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	Filed Electronically

32	Section 1350 Certifications of CEO and CFO	Filed Electronically

101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended June 30, 2021, filed with the SEC on August 3, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL); (i) the Consolidated Balance Sheets at June 30, 2021 and December 31, 2020, (ii) the Consolidated Statements of Comprehensive Income for the Three Months and Six Months Ended June 30, 2021 and 2020, (iii) the Consolidated Statements of Stockholders’ Equity for the Three and Six Month Periods Ended June 30, 2021 and 2020, (iv) the Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2021 and 2020, and (v) Notes to Consolidated Financial Statements.	Filed Electronically

104	Cover Page Interactive Data File from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2021 (formatted as Inline XBRL and contained in Exhibit 101).	Filed Electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HMN FINANCIAL, INC. Registrant

Date:	August 3, 2021	/s/ Bradley Krehbiel
Bradley Krehbiel, President and Chief Executive Officer (Principal Executive Officer)

Date:	August 3, 2021	/s/ Jon Eberle
Jon Eberle, Senior Vice President and Chief Financial Officer (Principal Financial Officer)