Form 10-Q
period 2021-09-30
HMN FINANCIAL INC
filed 2021-11-02
CIK 921183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at October 26, 2021
Common stock, $0.01 par value	4,594,575

HMN FINANCIAL, INC.

Part I – FINANCIAL INFORMATION

Item 1: Financial Statements

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30,	December 31,
(Dollars in thousands)	2021	2020
	(unaudited)
Assets
Cash and cash equivalents	$149,436	86,269
Securities available for sale:
Mortgage-backed and related securities (amortized cost $194,562 and $99,821)	194,307	101,464
Other marketable securities (amortized cost $40,690 and $46,491)	40,632	46,626
	234,939	148,090

Loans held for sale	5,754	6,186
Loans receivable, net	622,264	642,630
Accrued interest receivable	2,062	3,102
Mortgage servicing rights, net	3,232	3,043
Premises and equipment, net	9,815	10,133
Goodwill	802	802
Core deposit intangible	17	57
Prepaid expenses and other assets	5,683	7,241
Deferred tax asset, net	2,611	2,027
Total assets	$1,036,615	909,580

Liabilities and Stockholders’ Equity
Deposits	$915,302	795,204
Accrued interest payable	76	140
Customer escrows	3,212	1,998
Accrued expenses and other liabilities	8,091	8,986
Total liabilities	926,681	806,328
Commitments and contingencies
Stockholders’ equity:
Serial preferred stock ($.01 par value): authorized 500,000 shares; issued 0	0	0
Common stock ($.01 par value): authorized 16,000,000 shares; issued 9,128,662	91	91
Additional paid-in capital	40,610	40,480
Retained earnings, subject to certain restrictions	129,414	117,849
Accumulated other comprehensive (loss) income	(226)	1,282
Unearned employee stock ownership plan shares	(1,304)	(1,450)
Treasury stock, at cost 4,534,087 and 4,359,552 shares	(58,651)	(55,000)
Total stockholders’ equity	109,934	103,252
Total liabilities and stockholders’ equity	$1,036,615	909,580

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2021	2020	2021	2020
Interest income:
Loans receivable	$7,837	7,489	22,754	22,156
Securities available for sale:
Mortgage-backed and related	457	271	1,288	825
Other marketable	57	163	226	546
Other	50	26	116	149
Total interest income	8,401	7,949	24,384	23,676

Interest expense:
Deposits	360	656	1,223	2,293
Total interest expense	360	656	1,223	2,293
Net interest income	8,041	7,293	23,161	21,383
Provision for loan losses	(886)	770	(2,353)	1,548
Net interest income after provision for loan losses	8,927	6,523	25,514	19,835

Non-interest income:
Fees and service charges	810	753	2,332	2,136
Loan servicing fees	389	347	1,168	976
Gain on sales of loans	1,471	3,005	4,909	6,503
Other	381	422	2,639	975
Total non-interest income	3,051	4,527	11,048	10,590

Non-interest expense:
Compensation and benefits	3,948	3,916	11,865	11,762
Occupancy and equipment	1,090	1,101	3,301	3,335
Data processing	384	334	1,099	963
Professional services	409	241	895	1,175
Other	1,075	1,135	3,205	3,144
Total non-interest expense	6,906	6,727	20,365	20,379
Income before income tax expense	5,072	4,323	16,197	10,046
Income tax expense	1,453	1,222	4,632	2,869
Net income	3,619	3,101	11,565	7,177
Other comprehensive (loss) income, net of tax	(688)	(202)	(1,508)	1,297
Comprehensive income available to common stockholders	$2,931	2,899	10,057	8,474
Basic earnings per share	$0.82	0.67	2.57	1.55
Diluted earnings per share	$0.81	0.67	2.55	1.54

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
For the Three and Nine Months Ended September 30, 2021 and 2020

(unaudited)

					Unearned
					Employee
				Accumulated	Stock
		Additional		Other	Ownership		Total
	Common	Paid-in	Retained	Comprehensive	Plan	Treasury	Stockholders’
(Dollars in thousands)	Stock	Capital	Earnings	Loss	Shares	Stock	Equity

Balance, June 30, 2021	$91	40,484	125,795	462	(1,353)	(57,521)	107,958
Net income			3,619				3,619
Other comprehensive loss				(688)			(688)
Stock repurchases						(1,130)	(1,130)
Amortization of restricted stock awards		61					61
Earned employee stock ownership plan shares		65			49		114
Balance, September 30, 2021	$91	40,610	129,414	(226)	(1,304)	(58,651)	109,934

Balance, December 31, 2020	$91	40,480	117,849	1,282	(1,450)	(55,000)	103,252
Net income			11,565				11,565
Other comprehensive loss				(1,508)			(1,508)
Stock repurchases						(3,866)	(3,866)
Restricted stock awards		(222)				222	0
Stock awards withheld for tax withholding						(7)	(7)
Amortization of restricted stock awards		182					182
Earned employee stock ownership plan shares		170			146		316
Balance, September 30, 2021	$91	40,610	129,414	(226)	(1,304)	(58,651)	109,934

					Unearned
					Employee
				Accumulated	Stock
		Additional		Other	Ownership		Total
	Common	Paid-in	Retained	Comprehensive	Plan	Treasury	Stockholders’
(Dollars in thousands)	Stock	Capital	Earnings	Income	Shares	Stock	Equity

Balance, June 30, 2020	$91	40,312	111,623	1,545	(1,546)	(53,910)	98,115
Net income			3,101				3,101
Other comprehensive loss				(202)			(202)
Amortization of restricted stock awards		54					54
Earned employee stock ownership plan shares		27			48		75
Balance, September 30, 2020	$91	40,393	114,724	1,343	(1,498)	(53,910)	101,143

Balance, December 31, 2019	$91	40,365	107,547	46	(1,643)	(53,758)	92,648
Net income			7,177				7,177
Other comprehensive gain				1,297			1,297
Stock repurchases						(360)	(360)
Restricted stock awards		(268)				268	0
Stock awards withheld for tax withholding						(60)	(60)
Amortization of restricted stock awards		184					184
Earned employee stock ownership plan shares		112			145		257
Balance, September 30, 2020	$91	40,393	114,724	1,343	(1,498)	(53,910)	101,143

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2021	2020
Cash flows from operating activities:
Net income	$11,565	7,177
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	(2,353)	1,548
Depreciation	757	785
Amortization of premiums, net	709	119
Amortization of deferred loan fees	(2,342)	(350)
Amortization of core deposit intangible	40	74
Amortization of purchased asset fair value adjustments	(20)	(26)
Amortization of mortgage servicing rights	881	1,002
Capitalized mortgage servicing rights	(1,070)	(1,710)
(Gains) losses recognized on equity securities, net	(69)	40
Gain on sale of premises	(15)	(6)
Gain on sales of real estate	(1,492)	(129)
Gain on sales of loans	(4,909)	(6,503)
Proceeds from sales of loans held for sale	147,153	202,243
Disbursements on loans held for sale	(133,807)	(195,571)
Amortization of restricted stock awards	182	184
Amortization of unearned Employee Stock Ownership Plan shares	146	145
Earned Employee Stock Ownership Plan shares priced above original cost	170	112
Decrease (increase) in accrued interest receivable	1,040	(1,985)
Decrease in accrued interest payable	(64)	(195)
Decrease in other assets	842	1,379
Decrease in other liabilities	(850)	(170)
Other, net	14	6
Net cash provided by operating activities	16,508	8,169
Cash flows from investing activities:
Principal collected on securities available for sale	27,739	11,050
Proceeds collected on maturities of securities available for sale	30,762	30,875
Purchases of securities available for sale	(148,149)	(51,218)
Purchase of Federal Home Loan Bank stock	(159)	(79)
Proceeds from sales of real estate	2,128	434
Net decrease (increase) in loans receivable	17,323	(79,174)
Proceeds from sale of premises	16	63
Purchases of premises and equipment	(440)	(669)
Net cash used by investing activities	(70,780)	(88,718)
Cash flows from financing activities:
Increase in deposits	120,098	113,153
Purchase of treasury stock	(3,866)	(360)
Stock awards withheld for tax withholding	(7)	(60)
Increase (decrease) in customer escrows	1,214	(556)
Net cash provided by financing activities	117,439	112,177
Increase in cash and cash equivalents	63,167	31,628
Cash and cash equivalents, beginning of period	86,269	44,399
Cash and cash equivalents, end of period	$149,436	76,027
Supplemental cash flow disclosures:
Cash paid for interest	$1,287	2,488
Cash paid for income taxes	5,310	2,041
Supplemental noncash flow disclosures:
Loans transferred to loans held for sale	7,757	3,960
Transfer of loans to real estate	0	139

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

(2) Basis of Preparation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of comprehensive income, consolidated statements of stockholders' equity and consolidated statements of cash flows in conformity with U.S. generally accepted accounting principles (GAAP). However, all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The results of operations for the nine month period ended September 30, 2021 are not necessarily indicative of the results which may be expected for the entire year.

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

The following table summarizes the assets and liabilities of the Company for which fair values are determined on a recurring basis as of September 30, 2021 and December 31, 2020.

	Carrying Value at September 30, 2021
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale	$234,939	0	234,939	0
Equity securities	217	0	217	0
Mortgage loan commitments	(69)	0	(69)	0
Total	$235,087	0	235,087	0

	Carrying Value at December 31, 2020
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale	$148,090	0	148,090	0
Equity securities	149	0	149	0
Mortgage loan commitments	261	0	261	0
Total	$148,500	0	148,500	0

There were no transfers between Levels 1, 2 or 3 during the three or nine month periods ended September 30, 2021.

The Company may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of the lower-of-cost-or-market accounting or write-downs of individual assets. The following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at September 30, 2021 and December 31, 2020.

	Carrying Value at September 30, 2021
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Three Months Ended September 30, 2021 Total Losses	Nine Months Ended September 30, 2021 Total Losses
Loans held for sale	$5,754	0	5,754	0	(91)	(67)
Mortgage servicing rights, net	3,232	0	3,232	0	0	0
Impaired loans	1,585	0	1,585	0	(34)	(98)
Total	$10,571	0	10,571	0	(125)	(165)

	Carrying Value at December 31, 2020
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Year Ended December 31, 2020 Total Gains (Losses)
Loans held for sale	$6,186	0	6,186	0	28
Mortgage servicing rights, net	3,043	0	3,043	0	0
Impaired loans	2,888	0	2,888	0	(76)
Real estate, net	636	0	636	0	0
Total	$12,753	0	12,753	0	(48)

(5) Fair Value of Financial Instruments

ASC 825, Disclosures about Fair Values of Financial Instruments requires interim reporting period disclosure of the estimated fair values of the Company’s financial instruments, including assets, liabilities and off-balance sheet items for which it is practicable to estimate fair value. The fair value estimates are made as of September 30, 2021 and December 31, 2020 based upon relevant market information, if available, and upon the characteristics of the financial instruments themselves. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based upon judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors.

The estimated fair value of the Company’s financial instruments as of September 30, 2021 and December 31, 2020 are shown below. Following the table, there is an explanation of the methods and assumptions used to estimate the fair value of each class of financial instruments.

	September 30, 2021						December 31, 2020
			Fair Value Hierarchy						Fair Value Hierarchy
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3	Contract Amount	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3	Contract Amount
Financial assets:
Cash and cash equivalents	$149,436	149,436	149,436				86,269	86,269	86,269
Securities available for sale	234,939	234,939		234,939			148,090	148,090		148,090
Equity securities	217	217		217			149	149		149
Loans held for sale	5,754	5,754		5,754			6,186	6,186		6,186
Loans receivable, net	622,264	632,659		632,659			642,630	648,275		648,275
Federal Home Loan Bank stock	1,092	1,092		1,092			932	932		932
Accrued interest receivable	2,062	2,062		2,062			3,102	3,102		3,102
Financial liabilities:
Deposits	915,302	915,478		915,478			795,204	795,927		795,927
Accrued interest payable	76	76		76			140	140		140
Off-balance sheet financial instruments:
Commitments to extend credit	(69)	(69)				219,855	261	261				180,330
Commitments to sell loans	23	23				26,184	(44)	(44)				24,746

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

	For the Three Months Ended September 30,
(Dollars in thousands)	2021			2020
Securities available for sale:	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Gross unrealized losses arising during the period	$(957)	(269)	(688)	(281)	(79)	(202)
Other comprehensive loss	$(957)	(269)	(688)	(281)	(79)	(202)

	For the Nine Months Ended September 30,
(Dollars in thousands)	2021			2020
Securities available for sale:	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Gross unrealized (losses) gains arising during the period	$(2,092)	(584)	(1,508)	1,800	503	1,297
Other comprehensive (loss) income	$(2,092)	(584)	(1,508)	1,800	503	1,297

(7) Securities Available For Sale

The following table shows the gross unrealized losses and fair value for the securities available for sale portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2021 and December 31, 2020.

	Less Than Twelve Months			Twelve Months or More			Total
(Dollars in thousands)	# of Investments	Fair Value	Unrealized Losses	# of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2021
Mortgage backed securities:
Federal National Mortgage Association (FNMA)	16	$72,635	(612)	1	$3,694	(51)	$76,329	(663)
Federal Home Loan Mortgage Corporation (FHLMC)	16	73,242	(517)	0	0	0	73,242	(517)
Other marketable securities:
U.S. Government agency obligations	7	34,911	(85)	0	0	0	34,911	(85)
Corporate preferred stock	0	0	0	1	644	(56)	644	(56)
Total temporarily impaired securities	39	$180,788	(1,214)	2	$4,338	(107)	$185,126	(1,321)

	Less Than Twelve Months			Twelve Months or More			Total
(Dollars in thousands)	# of Investments	Fair Value	Unrealized Losses	# of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2020
Mortgage backed securities:
FNMA	1	$4,956	(3)	0	$0	0	$4,956	(3)
Other marketable securities:
Corporate preferred stock	0	0	0	1	630	(70)	630	(70)
Total temporarily impaired securities	1	$4,956	(3)	1	$630	(70)	$5,586	(73)

The Company reviews its investment portfolio on a quarterly basis for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the market liquidity for the investment, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the Company’s intent and ability to hold the investment for a period of time sufficient to recover the temporary loss. The unrealized losses on impaired securities other than the corporate preferred stock are the result of changes in interest rates. The unrealized losses reported for the corporate preferred stock at September 30, 2021 relates to a single trust preferred security that was issued by the holding company of a small community bank. As of September 30, 2021 all payments were current on the trust preferred security and the issuer’s subsidiary bank was considered to be “well capitalized” based on its most recent regulatory filing. Based on a review of the issuer, it was determined that the trust preferred security was not other-than-temporarily impaired at September 30, 2021 as the Company does not intend to sell and has the intent and ability to hold it for a period of time sufficient to recover the temporary loss. Management believes that the Company will receive all principal and interest payments contractually due on the security and that the decrease in the market value is primarily due to a lack of liquidity in the market for trust preferred securities. Management will continue to monitor the credit risk of the issuer and may be required to recognize other-than-temporary impairment charges on this security in future periods.

A summary of securities available for sale at September 30, 2021 and December 31, 2020 is as follows:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2021:
Mortgage-backed securities:
FNMA	$111,267	751	(663)	111,355
FHLMC	83,244	172	(517)	82,899
Collateralized mortgage obligations:
FNMA	51	2	0	53
	194,562	925	(1,180)	194,307
Other marketable securities:
U.S. Government agency obligations	39,990	83	(85)	39,988
Corporate preferred stock	700	0	(56)	644
	40,690	83	(141)	40,632
	$235,252	1,008	(1,321)	234,939

(Dollars in thousands)	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2020
Mortgage-backed securities:
FNMA	$68,699	1,313	(3)	70,009
FHLMC	31,025	327	0	31,352
Collateralized mortgage obligations:
FNMA	97	6	0	103
	99,821	1,646	(3)	101,464
Other marketable securities:
U.S. Government agency obligations	45,029	204	0	45,233
Municipal obligations	725	1	0	726
Corporate obligations	37	0	0	37
Corporate preferred stock	700	0	(70)	630
	46,491	205	(70)	46,626
	$146,312	1,851	(73)	148,090

The following table indicates amortized cost and estimated fair value of securities available for sale at September 30, 2021 based upon contractual maturity adjusted for scheduled repayments of principal and projected prepayments of principal based upon current economic conditions and interest rates.

(Dollars in thousands)	Amortized Cost	Fair Value
Due less than one year	$85,676	85,595
Due after one year through five years	124,263	124,119
Due after five years through ten years	24,576	24,544
Due after ten years	737	681
Total	$235,252	234,939

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

(8) Loans Receivable, Net

A summary of loans receivable at September 30, 2021 and December 31, 2020 is as follows:

(Dollars in thousands)	September 30, 2021	December 31, 2020
Single family	$157,502	135,023
Commercial real estate:
Real estate rental and leasing	196,167	202,400
Other	179,533	178,304
	375,700	380,704
Consumer	42,753	55,391
Commercial business	55,743	82,673
Total loans	631,698	653,791
Less:
Unamortized discounts	11	12
Net deferred loan fees	353	450
Allowance for loan losses	9,070	10,699
Total loans receivable, net	$622,264	642,630

(9) Allowance for Loan Losses and Credit Quality Information

The allowance for loan losses is summarized as follows:

(Dollars in thousands)	Single Family	Commercial Real Estate	Consumer	Commercial Business	Total
For the three months ended September 30, 2021:
Balance, June 30, 2021	$929	7,033	1,039	914	9,915
Provision for losses	13	(713)	(72)	(114)	(886)
Recoveries	0	0	30	11	41
Balance, September 30, 2021	$942	6,320	997	811	9,070

For the nine months ended September 30, 2021:
Balance, December 31, 2020	$1,030	7,295	1,389	985	10,699
Provision for losses	(88)	(1,625)	(408)	(232)	(2,353)
Charge-offs	0	0	(42)	0	(42)
Recoveries	0	650	58	58	766
Balance, September 30, 2021	$942	6,320	997	811	9,070

Allocated to:
Specific reserves	$29	95	100	14	238
General reserves	1,001	7,200	1,289	971	10,461
Balance, December 31, 2020	$1,030	7,295	1,389	985	10,699

Allocated to:
Specific reserves	$38	152	88	8	286
General reserves	904	6,168	909	803	8,784
Balance, September 30, 2021	$942	6,320	997	811	9,070

Loans receivable at December 31, 2020:
Individually reviewed for impairment	$857	1,484	750	35	3,126
Collectively reviewed for impairment	134,166	379,220	54,641	82,638	650,665
Ending balance	$135,023	380,704	55,391	82,673	653,791

Loans receivable at September 30, 2021:
Individually reviewed for impairment	$445	684	724	18	1,871
Collectively reviewed for impairment	157,057	375,016	42,029	55,725	629,827
Ending balance	$157,502	375,700	42,753	55,743	631,698

(Dollars in thousands)	Single Family	Commercial Real Estate	Consumer	Commercial Business	Total
For the three months ended September 30, 2020:
Balance, June 30, 2020	$938	5,382	1,464	865	8,649
Provision for losses	27	878	(64)	(71)	770
Charge-offs	0	0	(29)	(8)	(37)
Recoveries	0	0	5	145	150
Balance, September 30, 2020	$965	6,260	1,376	931	9,532

For the nine months ended September 30, 2020:
Balance, December 31, 2019	$857	5,060	1,507	1,140	8,564
Provision for losses	108	1,913	(79)	(394)	1,548
Charge-offs	0	(730)	(74)	(8)	(812)
Recoveries	0	17	22	193	232
Balance, September 30, 2020	$965	6,260	1,376	931	9,532

The following table summarizes the amount of classified and unclassified loans at September 30, 2021 and December 31, 2020:

	September 30, 2021
	Classified					Unclassified
(Dollars in thousands)	Special Mention	Substandard	Doubtful	Loss	Total	Total	Total Loans
Single family	$716	892	57	0	1,665	155,837	157,502
Commercial real estate:
Real estate rental and leasing	8,420	1,768	0	0	10,188	185,979	196,167
Other	10,716	6,486	0	0	17,202	162,331	179,533
Consumer	0	616	55	53	724	42,029	42,753
Commercial business	1,850	1,810	0	0	3,660	52,083	55,743
	$21,702	11,572	112	53	33,439	598,259	631,698

	December 31, 2020
	Classified					Unclassified
(Dollars in thousands)	Special Mention	Substandard	Doubtful	Loss	Total	Total	Total Loans
Single family	$1,219	2,845	29	0	4,093	130,930	135,023
Commercial real estate:
Real estate rental and leasing	8,065	3,483	0	0	11,548	190,852	202,400
Other	8,774	9,750	0	0	18,524	159,780	178,304
Consumer	0	600	132	18	750	54,641	55,391
Commercial business	1,968	2,482	0	0	4,450	78,223	82,673
	$20,026	19,160	161	18	39,365	614,426	653,791

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

The aging of past due loans at September 30, 2021 and December 31, 2020 is summarized as follows:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
September 30, 2021
Single family	$1,072	47	161	1,280	156,222	157,502	0
Commercial real estate:
Real estate rental and leasing	0	0	325	325	195,842	196,167	0
Other	0	0	0	0	179,533	179,533	0
Consumer	219	39	238	496	42,257	42,753	0
Commercial business	0	0	0	0	55,743	55,743	0
	$1,291	86	724	2,101	629,597	631,698	0
December 31, 2020
Single family	$626	38	298	962	134,061	135,023	0
Commercial real estate:
Real estate rental and leasing	0	0	0	0	202,400	202,400	0
Other	0	0	0	0	178,304	178,304	0
Consumer	458	66	279	803	54,588	55,391	0
Commercial business	0	0	0	0	82,673	82,673	0
	$1,084	104	577	1,765	652,026	653,791	0

Impaired loans include loans that are non-performing (non-accruing) and loans that have been modified in a troubled debt restructuring (TDR). The following table summarizes impaired loans and related allowances as of September 30, 2021 and December 31, 2020:

	September 30, 2021			December 31, 2020
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans with no related allowance recorded:
Single family	$356	375	0	740	759	0
Commercial real estate:
Real estate rental and leasing	0	0	0	932	1,582	0
Other	192	192	0	211	211	0
Consumer	592	592	0	574	574	0

Loans with an allowance recorded:
Single family	89	89	38	117	117	29
Commercial real estate:
Real estate rental and leasing	325	325	17	166	166	5
Other	167	167	135	175	175	90
Consumer	132	132	88	176	176	100
Commercial business	18	18	8	35	586	14

Total:
Single family	445	464	38	857	876	29
Commercial real estate:
Real estate rental and leasing	325	325	17	1,098	1,748	5
Other	359	359	135	386	386	90
Consumer	724	724	88	750	750	100
Commercial business	18	18	8	35	586	14
	$1,871	1,890	286	3,126	4,346	238

The following tables summarize average recorded investment and interest income recognized on impaired loans during the three and nine months ended September 30, 2021 and 2020.

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance recorded:
Single family	$390	0	564	4
Commercial real estate:
Real estate rental and leasing	78	0	540	0
Other	193	0	199	0
Consumer	610	0	577	6

Loans with an allowance recorded:
Single family	122	0	119	0
Commercial real estate:
Real estate rental and leasing	163	0	123	7
Other	168	0	163	0
Consumer	114	3	138	1
Commercial business	22	0	29	1

Total:
Single family	512	0	683	4
Commercial real estate:
Real estate rental and leasing	241	0	663	7
Other	361	0	362	0
Consumer	724	3	715	7
Commercial business	22	0	29	1
	$1,860	3	2,452	19

	For the Three Months Ended September 30, 2020		For the Nine Months Ended September 30, 2020
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance recorded:
Single family	$606	6	585	23
Commercial real estate:
Real estate rental and leasing	985	0	493	33
Other	401	0	340	2
Consumer	586	3	640	9
Commercial business	4	0	2	0

Loans with an allowance recorded:
Single family	121	0	273	0
Commercial real estate:
Real estate rental and leasing	173	0	177	0
Other	0	0	487	0
Consumer	142	0	169	2
Commercial business	50	1	242	2

Total:
Single family	727	6	858	23
Commercial real estate:
Real estate rental and leasing	1,158	0	670	33
Other	401	0	827	2
Consumer	728	3	809	11
Commercial business	54	1	244	2
	$3,068	10	3,408	71

At September 30, 2021 and December 31, 2020, non-accruing loans totaled $1.8 million and $2.7 million, respectively, for which the related allowance for loan losses was $0.3 million and $0.2 million, respectively. All of the interest income that was recognized for non-accruing loans was recognized using the cash basis method of income recognition. Non-accruing loans for which no specific allowance has been recorded, because management determined that the value of the collateral was sufficient to repay the loan, totaled $1.1 million and $2.1 million, at September 30, 2021 and December 31, 2020, respectively. Non-accrual loans also include certain loans that have had terms modified in a TDR.

The non-accrual loans at September 30, 2021 and December 31, 2020 are summarized as follows:

(Dollars in thousands)	September 30, 2021	December 31, 2020
Single family	$423	502
Commercial real estate:
Real estate rental and leasing	325	1,098
Other	360	386
Consumer	673	689
Commercial business	7	9
	$1,788	2,684

At September 30, 2021 and December 31, 2020 there were loans included in loans receivable, net, with terms that had been modified in a TDR totaling $1.3 million and $1.5 million, respectively. Of the loans that were restructured as TDRs in the third quarter of 2021, none were classified but performing, and the amount that was non-performing at September 30, 2021 was not material.

The following table summarizes TDRs at September 30, 2021 and December 31, 2020:

	September 30, 2021			December 31, 2020
(Dollars in thousands)	Accruing	Non-Accruing	Total	Accruing	Non-Accruing	Total
Single family	$22	236	258	355	257	612
Commercial real estate	0	359	359	0	211	211
Consumer	51	588	639	62	568	630
Commercial business	10	0	10	25	0	25
	$83	1,183	1,266	442	1,036	1,478

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

When a loan is modified as a TDR, there may be a direct, material impact on the loans within the consolidated balance sheets, as principal balances may be partially forgiven. The financial effects of TDRs are presented in the following tables and represent the difference between the outstanding recorded balance pre-modification and post-modification, for the three month and nine month periods ended September 30, 2021 and 2020.

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
(Dollars in thousands)	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Troubled debt restructurings:
Single family	1	$38	40	1	$38	40
Commercial real estate:
Other	0	0	0	1	139	139
Consumer	0	0	0	1	93	94
Commercial business	0	0	0	1	14	14
Total	1	$38	40	4	$284	287

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
(Dollars in thousands)	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Troubled debt restructurings:
Single family	0	$0	0	1	$94	101
Commercial real estate:
Other	0	0	0	2	293	293
Total	0	$0	0	3	$387	394

There were no loans that were restructured in the 12 months preceding September 30, 2021 and 2020 that subsequently defaulted during the three and nine months ended September 30, 2021 and 2020.

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

TDRs are reviewed for impairment following the same methodology as other impaired loans. For loans that are collateral-dependent, the value of the collateral is reviewed and additional reserves may be added to specific reserves as needed. Loans that are not collateral-dependent may have additional reserves established if deemed necessary. The reserves for TDRs were $0.2 million, or 2.7%, of the total $9.1 million in loan loss reserves at September 30, 2021 and $0.1 million, or 0.9%, of the total $10.7 million in loan loss reserves at December 31, 2020.

The Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law on March 27, 2020 and the Bank’s regulators issued the Interagency Statement on Loan Modification and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus on April 7, 2020. Section 4013 of the CARES Act temporarily allows the Bank to grant modifications of loans to borrowers that were impacted by the pandemic without classifying the modifications as TDRs if the accommodation is granted before December 31, 2021. In accordance with the regulatory guidance, the Bank granted accommodations on certain loans to borrowers who were negatively impacted by the pandemic. At September 30, 2021, the Bank had $25.5 million of loans that had been granted loan accommodations in accordance with Section 4013 of the CARES Act. These accommodations are in addition to the TDRs that are disclosed above. All of the six remaining loans that were granted accommodations are in the hospitality industry and allow the borrowers to make interest only payments for periods up to December 31, 2021. Of these loans, $5.7 million were classified but still accruing at September 30, 2021 and all of these loans were current with their agreed upon payments. The commercial credit department continues to communicate regularly with the borrowers that have been granted loan accommodations and monitors their activity closely. This information is used to analyze the performance of these loans and to anticipate any potential issues that these loans may develop so that risk ratings may be appropriately adjusted in a timely manner. It is anticipated that most of the remaining borrowers that have been granted accommodations will be in a position to resume making their regular loan payments at the end of the accommodation period. Other borrowers may need additional accommodations when their initial accommodation period ends as their operations may need more time to recover from the impact of the pandemic.

(10) Intangible Assets

The Company’s intangible assets consist of core deposit intangibles, goodwill and mortgage servicing rights. A summary of mortgage servicing rights activity is as follows:

(Dollars in thousands)	Nine Months Ended September 30, 2021	Twelve Months Ended December 31, 2020	Nine Months Ended September 30, 2020
Balance, beginning of period	$3,043	2,172	2,172
Originations	1,070	2,189	1,710
Amortization	(881)	(1,318)	(1,002)
Balance, end of period	$3,232	3,043	2,880
Fair value of mortgage servicing rights	$4,292	3,378	2,956

All of the loans sold where the Company continues to service the loans are serviced for FNMA under the individual loan sale program. The following is a summary of the risk characteristics of the loans being serviced for FNMA at September 30, 2021.

		Weighted	Weighted
	Loan	Average	Average
	Principal	Interest	Remaining	Number
(Dollars in thousands)	Balance	Rate	Term (months)	of Loans
Original term 30 year fixed rate	$416,090	3.46%	312	2,650
Original term 15 year fixed rate	118,843	2.88	142	1,068

Amortization expense for amortizing intangible assets was $0.9 million and $1.1 million for the nine month periods ended September 30, 2021 and 2020, respectively. The gross carrying amount of intangible assets and the associated accumulated amortization at September 30, 2021 and December 31, 2020 is presented in the following tables.

	September 30, 2021
	Gross
(Dollars in thousands)	Carrying Amount	Accumulated Amortization	Unamortized Amount
Mortgage servicing rights	$5,775	(2,543)	3,232
Core deposit intangible	574	(557)	17
Goodwill	802	0	802
Total	$7,151	(3,100)	4,051

	December 31, 2020
	Gross
(Dollars in thousands)	Carrying Amount	Accumulated Amortization	Unamortized Amount
Mortgage servicing rights	$5,691	(2,648)	3,043
Core deposit intangible	574	(517)	57
Goodwill	802	0	802
Total	$7,067	(3,165)	3,902

The following table indicates the estimated future amortization expense for amortizing intangible assets:

(Dollars in thousands)	Mortgage Servicing Rights	Core Deposit Intangible	Total Amortizing Intangible Assets
Year ending December 31,
2021	$173	7	180
2022	666	10	676
2023	624	0	624
2024	585	0	585
2025	511	0	511
Thereafter	673	0	673
Total	$3,232	17	3,249

No amortization expense relating to goodwill is recorded as GAAP does not allow goodwill to be amortized but requires that it be tested for impairment at least annually, or sooner, if there are indications that impairment may exist.

Projections of amortization are based on existing asset balances and the existing interest rate environment as of September 30, 2021. The Company's actual experiences may be significantly different depending upon changes in mortgage interest rates and other market conditions.

(11) Leases

The Company accounts for its leases in accordance with ASU 2016-02, Leases (Topic 842) and as of September 30, 2021, a $2.6 million right-of-use asset and an offsetting lease payment obligation liability were recorded on the consolidated balance sheet in other assets and other liabilities, respectively.

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

The Company’s leases relate to office space and bank branches with remaining lease terms between eleven and forty-three months. Certain leases contain extension options which typically range from three to ten years. Because these extension options are not considered reasonably certain of exercise, they are not included in the lease term.

The table below summarizes the Company’s net lease cost for the three and nine months ended September 30, 2021.

(Dollars in thousands)	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Operating lease cost	$223	672

The table below summarizes other information related to the Company’s operating leases:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$223	224	672	669
Weighted-average remaining lease term – operating leases, in years	3.0	3.9	3.0	3.9
Weighted-average discount rate – operating leases	2.19%	2.19%	2.19%	2.19%

The table below summarizes the maturities of remaining lease liabilities:

(Dollars in thousands)	September 30, 2021
2021	$229
2022	932
2023	807
2024	729
2025	15
Total lease payments	2,712
Less: Interest	(92)
Present value of lease liabilities	$2,620

Subsequent to the end of the third quarter, on October 8, 2021, the Company executed the purchase option on the corporate office building and terminated the existing agreement to lease the building. The purchase of the building for $7.8 million eliminated approximately $2.3 million of the above right-of-use asset and the offsetting lease payment obligation liability as of the purchase date. Therefore, the reported amounts in future periods for the right-of-use asset and the offsetting lease payment obligation liability are expected to decline substantially from the amounts reported at September 30, 2021.

(12) Earnings per Common Share

The following table reconciles the weighted average shares outstanding and the earnings available to common shareholders used for basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2021	2020	2021	2020
Weighted average number of common shares outstanding used in basic earnings per share calculation	4,432,447	4,628,292	4,494,761	4,624,266
Net dilutive effect of:
Restricted stock awards and options	33,421	22,550	33,122	25,312
Weighted average number of shares outstanding adjusted for effect of dilutive securities	4,465,868	4,650,842	4,527,883	4,649,578
Income available to common stockholders	$3,619	3,101	11,565	7,177
Basic earnings per common share	$0.82	0.67	2.57	1.55
Diluted earnings per common share	$0.81	0.67	2.55	1.54

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

The Bank’s average total assets for the quarter ended September 30, 2021 were $992.6 million, its adjusted total assets were $991.8 million, and its risk-weighted assets were $690.2 million. The following table presents the Bank’s capital amounts and ratios at September 30, 2021 for actual capital, required capital and excess capital, including ratios in order to qualify as being well capitalized under the prompt corrective actions regulations.

	Actual		Required to be Adequately Capitalized		Excess Capital		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Percent of Assets	Amount	Percent of Assets	Amount	Percent of Assets	Amount	Percent of Assets
September 30, 2021
Common equity tier 1 capital	$95,568	13.85%	$31,060	4.50%	$64,508	9.35%	$44,865	6.50%
Tier 1 capital leverage	95,568	9.64	39,674	4.00	55,894	5.64	49,592	5.00
Tier 1 risk-based capital	95,568	13.85	41,414	6.00	54,154	7.85	55,219	8.00
Total risk-based capital	104,201	15.10	55,219	8.00	48,982	7.10	69,023	10.00

The Bank must maintain a capital conservation buffer of 2.50% composed of common equity Tier 1 capital above its minimum risk-based capital requirements in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. Management believes that, as of September 30, 2021, the Bank’s capital ratios were in excess of those quantitative capital ratio standards set forth under the current prompt corrective action regulations, including the capital conservation buffer described above. However, there can be no assurance that the Bank will continue to maintain such status in the future. The Office of the Comptroller of the Currency (OCC) has extensive discretion in its supervisory and enforcement activities, and can adjust the requirement to be “well-capitalized” in the future.

(14) Stockholders’ Equity

The Company was authorized to repurchase up to $4.9 million additional shares of its common stock under the existing board-approved share repurchase program at September 30, 2021. The Company did not declare any dividends on its common stock but did repurchase 50,000 shares of its common stock in the open market for $1.1 million under the share repurchase program during the third quarter of 2021.

(15) Commitments and Contingencies

The Bank issues standby letters of credit which guarantee the performance of customers to third parties. The standby letters of credit issued and available at September 30, 2021 were approximately $5.6 million, expire over the next twenty-four months and are collateralized primarily with commercial real estate mortgages. Since the conditions under which the Bank is required to fund the standby letters of credit may not materialize, the cash requirements are expected to be less than the total outstanding commitments.

From time to time, the Company is party to legal proceedings arising out of its lending and deposit operations. The Company is, and expects to become, engaged in foreclosure proceedings, collection actions and other litigation as part of its normal banking activities. Among the various current litigation matters, the Company is involved in a bankruptcy litigation claim where the bankruptcy trustee is attempting to recover $2.5 million related to the principal and interest payments made to the Bank prior to the bankruptcy filing of a former customer of the Bank.

The Company examines each legal matter, and, in those situations where it determines that a particular legal matter presents loss contingencies that are both probable and reasonably estimable, establishes an appropriate accrual. In many situations, the Company is not able to estimate reasonably possible losses due to the preliminary nature of the legal matter, as well as a variety of other factors and uncertainties. For those legal matters where the Company is able to estimate a range of reasonably possible losses, management currently estimates that the aggregate range of losses from all of the Company’s outstanding litigation is from $0 to $0.7 million in excess of the amounts accrued, if any. This estimated aggregate range is based on an assessment of the information currently available to the Company and the actual aggregate losses could be higher. However, the Company does not believe these losses are probable at this time. The Company reassesses all of its potential loss positions based on the available information each quarter and the estimated range of reasonably possible losses may change in the future. The Company typically vigorously pursues all available defenses related to litigation but may consider other alternatives, including settlement, in situations where there is an opportunity to resolve a legal matter on terms that are considered to be favorable to the Company when considering the continued expense and distraction of defending against any particular legal action.

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

(Dollars in thousands)	Home Federal Savings Bank	Other	Eliminations	Consolidated Total
At or for the nine months ended September 30, 2021:
Interest income - external customers	$24,384	0	0	24,384
Non-interest income - external customers	11,047	1	0	11,048
Intersegment interest income	0	22	(22)	0
Intersegment non-interest income	176	12,054	(12,230)	0
Interest expense	1,245	0	(22)	1,223
Provision for loan losses	(2,353)	0	0	(2,353)
Non-interest expense	19,906	635	(176)	20,365
Income tax expense	4,755	(123)	0	4,632
Net income	12,054	11,565	(12,054)	11,565
Total assets	1,035,945	110,072	(109,402)	1,036,615
At or for the nine months ended September 30, 2020:
Interest income - external customers	$23,676	0	0	23,676
Non-interest income - external customers	10,590	0	0	10,590
Intersegment interest income	0	32	(32)	0
Intersegment non-interest income	175	7,609	(7,784)	0
Interest expense	2,325	0	(32)	2,293
Provision for loan losses	1,548	0	0	1,548
Non-interest expense	19,992	562	(175)	20,379
Income tax expense	2,967	(98)	0	2,869
Net income	7,609	7,177	(7,609)	7,177
Total assets	897,694	101,308	(100,550)	898,452
At or for the quarter ended September 30, 2021:
Interest income - external customers	$8,401	0	0	8,401
Non-interest income - external customers	3,051	0	0	3,051
Intersegment interest income	0	8	(8)	0
Intersegment non-interest income	59	3,773	(3,832)	0
Interest expense	368	0	(8)	360
Provision for loan losses	(886)	0	0	(886)
Non-interest expense	6,766	199	(59)	6,906
Income tax expense	1,490	(37)	0	1,453
Net income	3,773	3,619	(3,773)	3,619
Total assets	1,035,945	110,072	(109,402)	1,036,615
At or for the quarter ended September 30, 2020:
Interest income - external customers	$7,949	0	0	7,949
Non-interest income - external customers	4,527	0	0	4,527
Intersegment interest income	0	9	(9)	0
Intersegment non-interest income	58	3,251	(3,309)	0
Interest expense	665	0	(9)	656
Provision for loan losses	770	0	0	770
Non-interest expense	6,591	194	(58)	6,727
Income tax expense	1,257	(35)	0	1,222
Net income	3,251	3,101	(3,251)	3,101
Total assets	897,694	101,308	(100,550)	898,452

Item 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Information

Safe Harbor Statement

This quarterly report on Form 10-Q and other reports filed by the Company with the SEC may contain forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are often identified by such forward-looking terminology as “expect,” “intend,” “look,” “believe,” “anticipate,” “project,” “continue,” “may,” “will,” “would,” “could,” “should,” and “trend,” or similar statements or variations of such terms and include, but are not limited to, those relating to growing the Company’s core deposit relationships and loan balances; enhancing the financial performance of its core banking operations; maintaining credit quality; maintaining net interest margins; reducing non-performing assets; generating improved financial results; the adequacy and amount of available liquidity and capital resources to the Bank; the Company’s liquidity and capital requirements; expectations for core capital and strategies and potential strategies for maintenance thereof; improvements in loan production; changes in the size of the Bank’s loan portfolio; the anticipated impacts of the COVID-19 pandemic and efforts to mitigate the same on the general economy, clients, deposit balances, and the allowance for loan losses; the anticipated benefits that will be realized by clients from government assistance programs related to the COVID-19 pandemic, including the forgiveness of loans under the Paycheck Protection Program (PPP) loans, the Company’s expectations relating to repurchases of its common stock during the COVID-19 pandemic and requests for loan payment accommodation from borrowers; the amount of the Bank’s non-performing assets in future periods and the appropriateness of the allowances therefor; the payment of dividends or repurchases of stock by HMN; the amount of deposits that will be withdrawn from checking and money market accounts and how the withdrawn deposits will be replaced; the projected changes in net interest income based on rate shocks; the range that interest rates may fluctuate over the next twelve months; the net market risk of interest rate shocks; the future outlook for the issuer of the trust preferred securities held by the Bank; the anticipated results of litigation and the Company’s assessment of the impact on its financial statements; the ability of the Bank to pay dividends to HMN; the ability to remain well capitalized; the impact of new accounting pronouncements; and compliance by the Bank with regulatory standards generally (including the Bank’s status as “well-capitalized”) and other supervisory directives or requirements to which the Company or the Bank are or may become expressly subject and possible responses of the OCC, Board of Governors of the Federal Reserve System, the Bank, and the Company due to any failure to comply with any such regulatory standard, directive or requirement.

A number of factors, many of which are, and may continue to be, amplified by the COVID-19 pandemic and efforts to mitigate the same, could cause actual results to differ materially from the Company’s assumptions and expectations. These include but are not limited to the adequacy and marketability of real estate and other collateral securing loans to borrowers; federal and state regulation and enforcement; possible legislative and regulatory changes, including changes to regulatory capital rules; the ability of the Bank to comply with other applicable regulatory capital requirements; enforcement activity of the OCC and the Federal Reserve Bank (FRB) in the event of our non-compliance with any applicable regulatory standard or requirement; adverse economic, business and competitive developments such as continued shrinking interest margins, reduced collateral values, deposit outflows, changes in credit or other risks posed by the Company’s loan and investment portfolios; changes in costs associated with traditional and alternate funding sources, including changes in collateral advance rates and policies of the FHLB and the FRB; technological, computer-related or operational difficulties including those from any third party cyberattack; results of litigation; reduced demand for financial services and loan products; changes in accounting policies and guidelines, or monetary and fiscal policies of the federal government or tax laws; domestic and international economic developments; the Company’s access to and adverse changes in securities markets; the market for credit related assets; the future operating results, financial condition, cash flow requirements and capital spending priorities of the Company and the Bank; the availability of internal and, as required, external sources of funding; our ability to attract and retain employees; or other significant uncertainties. Additional factors that may cause actual results to differ from the Company’s assumptions and expectations include those set forth in the Company’s most recent filings on Form 10-K and 10-Q with the SEC. All forward-looking statements are qualified by, and should be considered in conjunction with, such cautionary statements. For additional discussion of the risks and uncertainties applicable to the Company, see the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and Part II, Item 1A of its subsequently filed quarterly reports on Form 10-Q. All statements in this quarterly report on Form 10-Q, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no duty to update any of the forward-looking statements after the date of this quarterly report on Form 10-Q.

General

HMN is the stock savings bank holding company for the Bank, which operates community banking and loan production offices in Minnesota, Iowa and Wisconsin. The earnings of the Company are primarily dependent on the Bank's net interest income, which is the difference between interest earned on loans and investments, and the interest paid on interest-bearing liabilities such as deposits and other borrowings. The difference between the average rate of interest earned on assets and the average rate paid on liabilities is the “interest rate spread”. Net interest income is produced when interest-earning assets equal or exceed interest-bearing liabilities and there is a positive interest rate spread. Net interest income and net interest rate spread are affected by changes in interest rates, the volume and composition of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. The Company's net earnings are also affected by the generation of non-interest income, which consists primarily of gains from the sale of loans and real estate owned, fees for servicing loans, commissions on the sale of uninsured investment products, and service charges on deposit accounts. The Bank incurs expenses in addition to interest expense in the form of compensation and benefits, occupancy and equipment expenses, provisions for loan losses, data processing costs, professional services, deposit insurance, amortization expense on mortgage servicing assets, advertising expenses and income taxes. The earnings of financial institutions, such as the Bank, are also significantly affected by prevailing economic and competitive conditions, particularly changes in interest rates, government monetary and fiscal policies, and regulations of various regulatory authorities. Lending activities are influenced by the demand for and supply of business credit, single family and commercial properties, competition among lenders, the level of interest rates and the availability of funds. Deposit flows and costs of deposits are influenced by prevailing market rates of interest on competing investments, account maturities and the levels of personal income and savings.

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

The appropriateness of the allowance for loan losses is dependent upon management’s estimates of variables affecting valuation, appraisals of collateral, evaluations of performance and status and the amounts and timing of future cash flows expected to be received on impaired loans. Such estimates, appraisals, evaluations and cash flows may be subject to adjustments due to changing economic prospects of borrowers or properties. The fair market value of collateral dependent loans is typically based on the appraised value of the property less estimated selling costs. The estimates are reviewed periodically and any adjustments are recorded in the provision for loan losses in the periods in which the adjustments become known. Because of the size of some loans, changes in estimates can have a significant impact on the loan loss provision. The allowance is allocated to individual loan categories based upon the relative risk characteristics of the loan portfolios, the actual loss experience and other qualitative factors. The Company increases its allowance for loan losses by charging the provision for loan losses against income and by receiving recoveries of previously charged off loans. The Company decreases its allowance by crediting the provision for loan losses and recording loan charge-offs. Activity in the first nine months of 2021 resulted in a decrease in the allowance and a credit to the loan loss provision. The methodology for establishing the allowance for loan losses takes into consideration probable losses that have been identified in connection with specific loans as well as losses in the loan portfolio that have not been specifically identified. Although management believes that based on current conditions the allowance for loan losses is maintained at an appropriate amount to provide for probable loan losses inherent in the portfolio as of the balance sheet dates, future conditions may differ substantially from those anticipated in determining the allowance for loan losses and adjustments may be required in the future.

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

In the first quarter of 2021, vaccines began to be distributed to targeted groups. In the second quarter of 2021, the distribution of the vaccines became more widely available to the general public and business activity improved because of the lessened impact of COVID-19 pandemic resulting from the increased vaccination rates and the removal of pandemic-focused restrictions. In the third quarter of 2021, a delta variant of the COVID-19 virus appeared in the United States and COVID-19 infections increased, which resulted in the re-implementation of certain pandemic-focused restrictions.

Because of the resurgence of COVID-19 infections caused by the delta variant, the extent of the impact of COVID-19 on the Company is difficult to determine as it is not clear how effective the vaccines will be against the delta variant or any future variants of the virus, among other factors. In addition, it is not clear when, or if, businesses will re-hire those workers displaced by the pandemic or what the long-term implications will be on customer behaviors as a result of the pandemic. Up to this point, the Company has not seen a negative impact on its deposit relationships as many of its clients have been able to conduct their business with the Bank through the drive ups, ATMs, night drop, on-line banking website, or by using its mobile banking app. The impact on the Bank’s loan portfolio is also unclear for many of the same reasons.

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

Paycheck Protection Program

The Bank actively participated in helping businesses that were negatively impacted by COVID-19 that applied for forgivable loans under the PPP as part of the CARES Act. The CARES Act, which was signed into law on March 27, 2020 and allocated $349 billion in funding to help small businesses that were negatively impacted by the COVID-19 pandemic. The Bank had the following activity related to the first round of the PPP during 2020 and through September 30, 2021:

(Dollars in thousands)	Number of Loans	Amount	Net Deferred Fees
Originated	413	$53,153	1,837
Repaid	(130)	(19,484)	-
Net deferred fees recognized	-	-	(1,097)
Balance, December 31, 2020	283	33,669	740
Repaid	(243)	(21,419)	-
Net deferred fees recognized	-	-	(597)
Balance, March 31, 2021	40	12,250	143
Repaid	(35)	(11,334)	-
Net deferred fees recognized	-	-	(126)
Balance, June 30, 2021	5	916	17
Repaid	(5)	(916)	-
Net deferred fees recognized	-	-	(17)
Balance, September 30, 2021	0	$0	0

The Consolidated Appropriations Act of 2021, which was signed into law on December 27, 2020, allocated $284 billion to the Small Business Administration (SBA) to fund a second round of the PPP. The Bank actively participated in the second round of the PPP and had the following activity through September 30, 2021:

(Dollars in thousands)	Number of Loans	Amount	Net Deferred Fees
Originated	416	$26,798	1,476
Net deferred fees recognized	-	-	(29)
Balance, March 31, 2021	416	26,798	1,447
Originated	50	2,167	149
Repaid	(182)	(6,539)	-
Net deferred fees recognized	-	-	(522)
Balance, June 30, 2021	284	22,426	1,074
Repaid	(232)	(15,371)	-
Net deferred fees recognized	-	-	(805)
Balance, September 30, 2021	52	$7,055	269

It is anticipated that the majority of the outstanding loans at September 30, 2021 will be forgiven by the SBA and that the remaining net deferred fees will be recognized into income when the loan is repaid.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2021 COMPARED TO THE SAME PERIODS ENDED SEPTEMBER 30, 2020

Net Income

Net income was $3.6 million for the third quarter of 2021, an increase of $0.5 million, compared to net income of $3.1 million for the third quarter of 2020. Diluted earnings per share for the third quarter of 2021 was $0.81, an increase of $0.14 per share, compared to diluted earnings per share of $0.67 for the third quarter of 2020. The increase in net income between the periods was primarily because of a $1.7 million decrease in the provision for loan losses. The provision for loan losses decreased primarily because of a reduction in certain loan loss reserve percentages as a result of an internal analysis of the loan portfolio and economic improvements related to the COVID-19 pandemic. Net interest income also increased $0.7 million primarily because of an increase in the yield enhancements realized on PPP loans that were repaid during the period. These increases in net income between the periods were partially offset by a $1.5 million decrease in the gain on sales of loans due to a decrease in mortgage loan activity. Income tax expense also increased $0.3 million as a result of the increased pre-tax income between the periods.

Net income was $11.6 million for the nine month period ended September 30, 2021, an increase of $4.4 million, or 61.1%, compared to net income of $7.2 million for the nine month period ended September 30, 2020. Diluted earnings per share for the nine month period ended September 30, 2021 was $2.55, an increase of $1.01 per share, compared to diluted earnings per share of $1.54 for the same period in 2020. The increase in net income between the periods was primarily because of a $3.9 million decrease in the provision for loan losses. The provision for loan losses decreased primarily because of the reduction in the required reserves due to improvements in the economic environment related to the COVID-19 pandemic and the results of an internal analysis of the loan portfolio. Other non-interest income increased $1.8 million due primarily to an increase in the gains that were realized on the sale of real estate owned. Net interest income increased $1.8 million primarily due to an increase in the yield enhancements that were realized on PPP loans that were repaid during the period. These increases in net income were partially offset by a $1.6 million decrease in the gain on sales of loans due to a decrease in mortgage loan activity between the periods. Income tax expense also increased $1.7 million as a result of the increased pre-tax income between the periods.

Net Interest Income

Net interest income was $8.0 million for the third quarter of 2021, an increase of $0.7 million, or 10.3%, from $7.3 million for the third quarter of 2020. Interest income was $8.4 million for the third quarter of 2021, an increase of $0.5 million, or 5.7%, from $7.9 million for the third quarter of 2020. Interest income increased primarily because of the $0.8 million in yield enhancements recognized on PPP loans that were repaid during the period. Interest income also increased because of the $107.7 million increase in the average interest-earning assets between the periods. These increases in interest income were partially offset by a decrease in the average yield earned on interest-earning assets which was 3.47% for the third quarter of 2021, a decrease of 24 basis points from 3.71% for the third quarter of 2020. The decrease in the average yield is primarily related to the decrease in the prime rate that occurred in the first quarter of 2020, which lowered the rate on adjustable rate loans in the portfolio as well as any new or renewing fixed rate loans that were originated since that time.

Interest expense was $0.4 million for the third quarter of 2021, a decrease of $0.3 million, or 45.1%, from $0.7 million for the third quarter of 2020. Interest expense decreased despite the $96.6 million increase in the average interest-bearing liabilities and non-interest bearing deposits between the periods primarily because of the decrease in the average interest rate paid on deposits. The average interest rate paid on interest-bearing liabilities and non-interest bearing deposits was 0.16% for the third quarter of 2021, a decrease of 18 basis points from 0.34% for the third quarter of 2020. The decrease in the interest paid on interest-bearing liabilities was primarily because of the decrease in deposit rates as a result of the decrease in the federal funds rate in the first quarter of 2020.

Net interest margin (net interest income divided by average interest-earning assets) for the third quarter of 2021 was 3.32%, a decrease of 8 basis points, compared to 3.40% for the third quarter of 2020. The decrease in the net interest margin is primarily related to the decrease in the average yield earned on interest-earning assets as a result of the decrease in the prime rate that occurred in the first quarter of 2020.

Net interest income was $23.2 million for the first nine months of 2021, an increase of $1.8 million, or 8.3%, from $21.4 million for the same period in 2020. Interest income was $24.4 million for the nine month period ended September 30, 2021, an increase of $0.7 million, or 3.0%, from $23.7 million for the same nine month period in 2020. Interest income increased primarily because of the $2.1 million in yield enhancements recognized on PPP loans that were repaid during the period. Interest income also increased because of the $133.8 million increase in the average interest-earning assets between the periods. These increases in interest income were partially offset by a decrease in the average yield earned on interest-earning assets which was 3.49% for the first nine months of 2021, a decrease of 46 basis points from 3.95% for the first nine months of 2020. The decrease in the average yield is primarily related to the decrease in the prime rate that occurred in the first quarter of 2020, which lowered the rate on adjustable rate loans in the portfolio as well as any new or renewing fixed rate loans that were originated since that time.

Interest expense was $1.2 million for the first nine months of 2021, a decrease of $1.1 million, or 46.7%, compared to $2.3 million in the first nine months of 2020. Interest expense decreased despite the $123.8 million increase in the average interest-bearing liabilities and non-interest bearing deposits between the periods primarily because of the decrease in the average interest rate paid on deposits. The average interest rate paid on interest-bearing liabilities and non-interest bearing deposits was 0.19% for the first nine months of 2021, a decrease of 23 basis points from 0.42% for the first nine months of 2020. The decrease in the interest paid on interest-bearing liabilities was primarily because of the decrease in deposit rates as a result of the decrease in the federal funds rate in the first quarter of 2020.

Net interest margin (net interest income divided by average interest-earning assets) for the first nine months of 2021 was 3.31%, a decrease of 26 basis points, compared to 3.57% for the first nine months of 2020. The decrease in the net interest margin is primarily related to the decrease in the average yield earned on interest-earning assets as a result of the decrease in the prime rate that occurred in the first quarter of 2020.

A summary of the Company’s net interest margin for the three and nine month periods ended September 30, 2021 and 2020 is as follows:

	For the Three Month Period Ended
	September 30, 2021			September 30, 2020
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
Interest-earning assets:
Securities available for sale	$215,811	514	0.94%	$103,132	434	1.67%
Loans held for sale	5,991	40	2.63	9,309	65	2.76
Single family loans, net	164,591	1,442	3.48	134,460	1,325	3.92
Commercial loans, net	420,062	5,840	5.52	474,325	5,390	4.52
Consumer loans, net	43,955	515	4.65	60,473	709	4.66
Other	110,173	50	0.18	71,180	26	0.15
Total interest-earning assets	960,583	8,401	3.47	852,879	7,949	3.71

Interest-bearing liabilities and non-interest-bearing deposits:
Checking accounts	155,373	45	0.11	129,276	41	0.13
Savings accounts	115,526	18	0.06	93,022	17	0.07
Money market accounts	249,335	138	0.22	221,991	190	0.34
Certificate accounts	91,595	159	0.69	111,847	408	1.45
Total interest-bearing liabilities	611,829			556,136
Non-interest checking	259,721			219,512
Other non-interest bearing deposits	2,923			2,218
Total interest-bearing liabilities and non-interest-bearing deposits	$874,473	360	0.16	$777,866	656	0.34
Net interest income		$8,041			$7,293
Net interest rate spread			3.31%			3.37%
Net interest margin			3.32%			3.40%

	For the Nine Month Period Ended
	September 30, 2021			September 30, 2020
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
Interest-earning assets:
Securities available for sale	$192,877	1,514	1.05%	$100,889	1,371	1.81%
Loans held for sale	5,303	114	2.88	6,942	156	2.99
Single family loans, net	154,992	4,189	3.61	130,441	3,907	4.00
Commercial loans, net	433,514	16,783	5.18	446,580	15,781	4.72
Consumer loans, net	47,779	1,668	4.67	64,570	2,312	4.78
Other	99,778	116	0.16	51,030	149	0.39
Total interest-earning assets	934,243	24,384	3.49	800,452	23,676	3.95

Interest-bearing liabilities and non-interest-bearing deposits:
Checking accounts	156,983	137	0.12	115,110	102	0.12
Savings accounts	111,715	52	0.06	87,587	48	0.07
Money market accounts	238,011	408	0.23	205,868	684	0.44
Certificate accounts	95,537	626	0.88	118,422	1,459	1.65
Total interest-bearing liabilities	602,246			526,987
Non-interest checking	249,215			200,965
Other non-interest bearing deposits	2,632			2,384
Total interest-bearing liabilities and non-interest-bearing deposits	$854,093	1,223	0.19	$730,336	2,293	0.42
Net interest income		$23,161			$21,383
Net interest rate spread			3.30%			3.53%
Net interest margin			3.31%			3.57%

Provision for Loan Losses

The provision for loan losses was ($0.9) million for the third quarter of 2021, a decrease of $1.7 million compared to $0.8 million for the third quarter of 2020. The provision for loan losses was ($2.4) million for the first nine months of 2021, a decrease of $3.9 million compared to $1.5 million for the first nine months of 2020. The provision for loan losses decreased primarily because of the reduction in the required reserves due to improvements in the economic environment related to the COVID-19 pandemic and the results of an internal analysis of the loan portfolio. During 2020, the Company increased its allowance for loan losses due to the changes in the economic environment related to the disruption in business activity as a result of the COVID-19 pandemic. In 2021, significant progress was made in the vaccination of the general public and many of the pandemic-focused restrictions have been reduced or eliminated. The amount of the allowance for loan losses established in 2020 related to the economic environment was based, in part, on the amount of loans to borrowers in the hospitality, restaurant and entertainment industries that were negatively impacted by the COVID-19 pandemic. The underlying operations supporting many of the loans that were initially negatively impacted by the pandemic have improved and the amount of loans requiring accommodations decreased in 2021. At September 30, 2021, the Company had six loans in the hospitality industry totaling $25.5 million that had been granted loan accommodations in accordance with Section 4013 of the CARES Act. The accommodations granted allow the borrowers to make interest only payments for periods up to December 31, 2021. Of these loans, $5.7 million were classified but still accruing at September 30, 2021 and all of these loans were current with their agreed upon payments. The commercial credit department continues to communicate regularly with the borrowers that have been granted loan accommodations and monitors their activity closely. It is anticipated that most of the remaining borrowers that have been granted accommodations will be in a position to resume making their regular loan payments at the end of the initial accommodation period. However, some of the borrowers may need additional accommodations when their initial accommodation period ends as their operations may need more time to recover from the impact of the pandemic.

The allowance for loan losses is made up of general reserves on the entire loan portfolio and specific reserves on impaired loans. The general reserve amount includes quantitative reserves based on our past loan loss history and qualitative reserves for other items determined to have a potential impact on future loan losses. The reserves decreased during the third quarter primarily as a result of an internal analysis of the loan portfolio.

A reconciliation of the Company’s allowance for loan losses for the three and nine month periods ended September 30, 2021 and 2020 is summarized as follows:

(Dollars in thousands)	2021	2020
Balance at June 30,	$9,915	8,649
Provision	(886)	770
Charge offs:
Consumer	0	(29)
Commercial business	0	(8)
Recoveries	41	150
Balance at September 30,	$9,070	9,532

Allocated to:
General allowance	$8,784	9,416
Specific allowance	286	116
	$9,070	9,532

(Dollars in thousands)	2021	2020
Balance at January 1,	$10,699	8,564
Provision	(2,353)	1,548
Charge offs:
Consumer	(42)	(74)
Commercial real estate	0	(730)
Commercial business	0	(8)
Recoveries	766	232
Balance at September 30,	$9,070	9,532

Non‑Interest Income

Non-interest income was $3.1 million for the third quarter of 2021, a decrease of $1.4 million, or 32.6%, from $4.5 million for the third quarter of 2020. Gain on sales of loans decreased $1.5 million between the periods primarily because of a decrease in single family loan originations and sales. Other non-interest income decreased slightly due primarily to a decrease in the gains recognized on the sale of other real estate owned between the periods. Fees and service charges increased $0.1 million between the periods due primarily to an increase in debit card income. Loan servicing fees increased slightly between the periods due to an increase in the aggregate balances of single family mortgage loans that were being serviced for others.

Non-interest income was $11.0 million for the first nine months of 2021, an increase of $0.4 million, or 4.3%, from $10.6 million for the same period of 2020. Other non-interest income increased $1.7 million due primarily to a $1.4 million increase in the gains realized on the sale of commercial real estate owned between the periods and also because of an increase in the fees earned on the sale of uninsured investment products. Fees and service charges increased $0.2 million between the periods due primarily to an increase in debit card income. Loan servicing fees increased $0.2 million between the periods due to an increase in the aggregate balances of single family mortgage loans that were being serviced for others. These increases in non-interest income were partially offset by a $1.6 million decrease in the gain on sales of loans due to a decrease in single family loan originations and sales between the periods.

Non‑Interest Expense

Non-interest expense was $6.9 million for the third quarter of 2021, an increase of $0.2 million, or 2.7%, from $6.7 million for the third quarter of 2020. Professional services expense increased $0.2 million between the periods primarily because of an increase in legal expenses relating to an ongoing bankruptcy litigation claim. Data processing costs increased $0.1 million between the periods due to an increase in debit card processing expenses. Compensation and benefits expense increased slightly between the periods primarily because of a decrease in the direct loan origination compensation costs that were deferred as a result of the decreased mortgage loan production between the periods. These increases in non-interest expense were partially offset by a $0.1 million decrease in other non-interest expense due primarily to a decrease in mortgage servicing expense between the periods. Occupancy and equipment expense decreased slightly between the periods due to a decrease in building related expenses.

Non-interest expense was $20.4 million for the first nine months of 2021, which is unchanged from the same period of 2020. Data processing costs increased $0.1 million between the periods due to an increase in debit card processing expenses. Compensation and benefits expense increased $0.1 million between the periods primarily because of a decrease in the direct loan origination compensation costs that were deferred as a result of the decreased mortgage loan production between the periods. Other non-interest expense increased $0.1 million due primarily to an increase in FDIC insurance costs. These increases in non-interest expense were partially offset by a $0.3 million decrease in professional service expense between the periods primarily because of a decrease in legal expenses relating to an ongoing bankruptcy litigation claim. Occupancy and equipment costs decreased slightly between the periods due to a decrease in depreciation and non-capitalized equipment costs.

Income Taxes

Income tax expense was $1.5 million for the third quarter of 2021, an increase of $0.3 million from $1.2 million for the third quarter of 2020. Income tax expense was $4.6 million for the first nine months of 2021, an increase of $1.7 million from $2.9 million for the first nine months of 2020. The increase in income tax expense between the periods is primarily the result of an increase in pre-tax income.

FINANCIAL CONDITION

Non‑Performing Assets

The following table summarizes the amounts and categories of non-performing assets in the Company’s portfolio and loan delinquency information as of the end of the two most recently completed quarters and December 31, 2020.

	September 30,	June 30,	December 31,
(Dollars in thousands)	2021	2021	2020
Non‑performing loans:
Single family	$423	$557	$502
Commercial real estate	685	519	1,484
Consumer	673	669	689
Commercial	7	8	9
Total	1,788	1,753	2,684

Foreclosed and repossessed assets:
Commercial real estate	0	0	636
Total non‑performing assets	$1,788	$1,753	$3,320
Total as a percentage of total assets	0.17%	0.18%	0.37%
Total as a percentage of total loans receivable, net	0.29%	0.28%	0.42%
Allowance for loan losses to non-performing loans	507.15%	565.75%	398.72%

Delinquency data:
Delinquencies (1)
30+ days	$1,113	$1,255	$995
90+ days	0	0	0
Delinquencies as a percentage of loan portfolio (1)
30+ days	0.17%	0.19%	0.15%
90+ days	0.00%	0.00%	0.00%

(1) Excludes non-accrual loans.

Total non-performing assets were $1.8 million at September 30, 2021, which is unchanged from June 30, 2021 and a decrease of $1.5 million, or 46.1%, from $3.3 million at December 31, 2020. Non-performing loans decreased $0.9 million and foreclosed and repossessed assets decreased $0.6 million during the first nine months of 2021.

Dividends

The declaration of dividends is subject to, among other things, the Company's financial condition and results of operations, the Bank's compliance with regulatory capital requirements and other regulatory restrictions, tax considerations, industry standards, economic conditions, general business practices and other factors. The Company has not declared any dividend payments to common stockholders during the three year period ended September 30, 2021.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2021, the net cash provided by operating activities was $16.5 million. The Company received $30.8 million from maturing or called securities, $27.7 million from principal repayments on securities and $2.1 million in proceeds from the sale of real estate. The Company purchased $148.1 million in securities available for sale, $0.2 million in FHLB stock and paid $0.4 million for the purchase of premises and equipment. Net loans receivable decreased $17.3 million, customer escrows increased $1.2 million and the Company had a net increase in deposit balances of $120.1 million. The Company also purchased $3.9 million of its common stock.

The Company has certificates of deposits with outstanding balances of $61.4 million that mature over the next 12 months. Based upon past experience, management anticipates that the majority of the deposits will renew for another term. The Company believes that cash outflow from certificates that do not renew will be replaced with other deposits or FHLB advances. FRB borrowings or proceeds from the sale of securities could also be used to fund unanticipated outflows of certificates of deposits.

The Company had ten deposit customers that individually had aggregate deposits greater than $5.0 million as of September 30, 2021. The $137.7 million in funds held by these customers may be withdrawn at any time, but management believes that the majority of these deposits will not be withdrawn from the Bank over the next twelve months. If these deposits are withdrawn, it is anticipated that they would be replaced with deposits from other customers or FHLB advances. FRB borrowings or proceeds from the sale of securities could also be used to replace unanticipated outflows of large checking and money market deposits.

The Company had the ability to borrow $172.4 million from the FHLB at September 30, 2021, based on the collateral value of the loans pledged. The credit policy of the FHLB relating to the collateral value of the loans collateralizing the available line of credit with the FHLB may change such that the current collateral pledged to secure future advances is no longer acceptable or the formulas for determining the excess pledged collateral may change. The FHLB could also reduce the amount of funds it will lend to the Bank. It is not anticipated that the Bank will need to find alternative funding sources in the next twelve months to replace the available borrowings from the FHLB. However, if needed, the Bank could borrow an additional $52.3 million from the FRB at September 30, 2021 based on the collateral value of the loans pledged.

The Company’s primary source of cash is dividends from the Bank. At September 30, 2021, the Company had $13.2 million in cash and other assets that could readily be turned into cash. The primary use of cash by the Company is the payment of operating expense and the purchase of treasury stock.

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

The following table discloses the projected changes in market value to the Company’s interest-earning assets and interest-bearing liabilities based upon incremental 100 basis point changes in interest rates from interest rates in effect on September 30, 2021.

(Dollars in thousands)	Market Value
Basis point change in interest rates	‑100	0	+100	+200
Total market risk sensitive assets	$1,046,797	1,035,466	1,014,182	992,002
Total market risk sensitive liabilities	943,283	888,458	842,615	802,846
Off-balance sheet financial instruments	254	0	797	1,474
Net market risk	$103,260	147,008	170,770	187,682
Percentage change from current market value	(29.76%)	0.00%	16.16%	27.67%

The preceding table was prepared utilizing a model using the following assumptions (the Model Assumptions) regarding prepayment and decay ratios that were determined by management based upon their review of historical prepayment speeds and future prepayment projections. Fixed rate loans were assumed to prepay at annual rates of between 3% to 56%, depending on the note rate and the period to maturity. Adjustable rate mortgages (ARMs) were assumed to prepay at annual rates of between 6% and 50%, depending on the note rate and the period to maturity. Mortgage-backed securities were projected to have prepayments based upon the underlying collateral securing the instrument. Certificate accounts were assumed not to be withdrawn until maturity. Passbook accounts and retail money market accounts were assumed to decay at an annual rate of 8% and 17%, respectively. Retail checking accounts were assumed to decay at an annual rate of 6%. Commercial checking and money market accounts were assumed to decay at annual rates of 22% and 13%, respectively. Callable investments were projected to be called at the first call date where the projected interest rate on similar remaining term instruments was less than the interest rate on the callable advance or investment.

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

Asset/Liability Management

The Company’s management reviews the impact that changing interest rates will have on the Company’s net interest income projected for the next twelve months to determine if its current level of interest rate risk is acceptable. The following table projects the estimated impact on net interest income during the twelve month period ending September 30, 2022 of immediate interest rate changes called rate shocks.

(Dollars in thousands)
Rate Shock in Basis Points	Projected Change in Net Interest Income	Percentage Change
+200	$2,327	8.96%
+100	1,147	4.42
0	0	0.00
-100	(1,539)	(5.93)

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

The increase in interest income in a rising rate environment is primarily because there are more loans and investments that would re-price to higher interest rates than there are deposits that would re-price higher to the same extent in the next twelve months. The decrease in interest income in a declining rate environment is primarily because there are more loans and investments that would re-price to lower interest rates than there are deposits that would be able to be re-priced lower to the same extent in the next twelve months.

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

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements other than commitments to originate, fund and sell loans in the ordinary course of business.

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

PART II ‑ OTHER INFORMATION

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to purchases made by the Company of its own stock during the third quarter of 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs (a)
July 1, 2021 to July 31, 2021	0	$	N/A	0	$6,000,000
August 1, 2021 to August 31, 2021	50,000		22.59	50,000	4,870,500
September 1, 2021 to September 30, 2021	0		N/A	0	4,870,500
Total	50,000		$22.59	50,000	$4,870,500

(a)

On July 27, 2021, the Company’s board of directors announced an increase of $4.2 million in the amount of shares authorized to be repurchased, from time to time, under the share repurchase program. This authorization increased the total amount available for stock repurchases to an aggregate purchase price of $6.0 million. Share repurchases may be executed through various means, including through open market transactions, privately negotiated transactions or otherwise. The repurchase authorization does not obligate the Company to purchase any shares and has no set expiration date.

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

101

Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended September 30, 2021, filed with the SEC on November 2, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL); (i) the Consolidated Balance Sheets at September 30, 2021 and December 31, 2020, (ii) the Consolidated Statements of Comprehensive Income for the Three Months and Nine Months Ended September 30, 2021 and 2020, (iii) the Consolidated Statements of Stockholders’ Equity for the Three and Nine Month Periods Ended September 30, 2021 and 2020 (iv) the Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2020, and (v) Notes to Consolidated Financial Statements.

Filed Electronically

104	Cover Page Interactive Data File from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2021 (formatted as Inline XBRL and contained in Exhibit 101).	Filed Electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HMN FINANCIAL, INC. Registrant

Date: November 2, 2021	By:	/s/ Bradley Krehbiel
Bradley Krehbiel, President and Chief Executive Officer (Principal Executive Officer)

Date: November 2, 2021	By:	/s/ Jon Eberle
Jon Eberle, Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)