Form 10-K
period 2021-12-31
HMN FINANCIAL INC
filed 2022-03-04
CIK 921183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

(507) 535-1200
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	HMNF	The Nasdaq Stock Market, LLC

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
Yes ☐ No ☒

As of June 30, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $78.6 million based on the closing stock price of $21.30 on such date as reported on the Nasdaq Global Market.

As of February 25, 2022, the number of outstanding shares of common stock of the registrant was 4,569,950.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s annual report to stockholders for the year ended December 31, 2021 (Annual Report), are incorporated by reference in Parts I and II of this Form 10-K. Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the registrant’s fiscal year ended December 31, 2021 are incorporated by reference in Part III of this Form 10-K.

Forward-Looking Statements
The information presented or incorporated by reference in this Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These statements are often identified by such forward-looking terminology as “expect,” “estimate,” “intend,” “look,” “believe,” “anticipate,” “project,” “continue,” “may,” “will,” “would,” “could,” “target,” “goal,” “should,” and “trend,” or similar statements or variations of such terms and include, but are not limited to, those relating to maintaining credit quality; maintaining net interest margins; the adequacy and amount of available liquidity and capital resources to Home Federal Savings Bank (the Bank); the liquidity and capital requirements of HMN Financial, Inc. (HMN or the Company); the anticipated impacts of the COVID-19 pandemic and efforts to mitigate the same on the general economy, our clients, and the allowance for loan losses; the amount of the Bank’s non-performing assets in future periods and the appropriateness of the allowances therefor; anticipated future levels of the provision for loan losses; future losses on non-performing assets; the amount and composition of interest earning assets; the amount and compositions of non-interest and interest-bearing liabilities; the availability of alternate funding sources; the payment of dividends or repurchases of stock by HMN; the amount of deposits that will be withdrawn from checking and money market accounts and how the withdrawn deposits will be replaced; the projected changes in net interest income based on rate shocks; the range that interest rates may fluctuate over the next twelve months; the net market risk of interest rate shocks; the future outlook for the issuer of the trust preferred securities held by the Bank; the anticipated results of litigation and our assessment of the impact on our financial statements; the ability of the Bank to pay dividends to HMN; the ability to remain well capitalized; the impact of new accounting pronouncements; and compliance by the Bank with regulatory standards generally (including the Bank’s status as “well-capitalized”) and other supervisory directives or requirements to which the Company or the Bank are or may become expressly subject.

A number of factors, many of which may be amplified by the COVID-19 pandemic and efforts to mitigate the same, could cause actual results to differ materially from the Company’s assumptions and expectations. These include but are not limited to the adequacy and marketability of real estate and other collateral securing loans to borrowers; federal and state regulation and enforcement; possible legislative and regulatory changes, including changes to regulatory capital rules; the ability of the Bank to comply with other applicable regulatory capital requirements; enforcement activity of the Office of the Comptroller of the Currency (OCC) and the Federal Reserve Bank of Minneapolis in the event of our non-compliance with any applicable regulatory standard or requirement; adverse economic, business and competitive developments such as continued shrinking interest margins, reduced collateral values, deposit outflows, changes in credit or other risks posed by the Company’s loan and investment portfolios; changes in costs associated with traditional and alternate funding sources, including changes in collateral advance rates and policies of the Federal Home Loan Bank (FHLB) and the Federal Reserve Bank; technological, computer-related or operational difficulties including those from any third party cyberattack; results of litigation; reduced demand for financial services and loan products; changes in accounting policies and guidelines, or monetary and fiscal policies of the federal government or tax laws; domestic and international economic developments; the Company’s access to and adverse changes in securities markets; the market for credit related assets; the future operating results, financial condition, cash flow requirements and capital spending priorities of the Company and the Bank; the availability of internal and, as required, external sources of funding; our ability to attract and retain employees; or other significant uncertainties. Additional factors that may cause actual results to differ from the Company’s assumptions and expectations include those set forth in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. All forward-looking statements are qualified by, and should be considered in conjunction with, such cautionary statements.

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

Lending Activities

General. The Company originates 15 and 30 year fixed rate mortgage loans secured by single family residences and sells the majority of these loans into the secondary market in order to manage its interest rate risk. However, the Company may place some 10 and 15 year fixed rate mortgage loans that are eligible for sale in the secondary market into the loan portfolio from time to time in order to increase the yield earned on the Bank’s interest earning assets. The Company also originates shorter term and generally higher yielding commercial real estate, commercial business and construction loans that it places into its loan portfolio. Some shorter term single family fixed rate mortgage loans and single family adjustable rate mortgage loans are also placed into the loan portfolio. The Company also offers an array of consumer loan products that include both open and closed end home equity loans. Home equity lines of credit have adjustable interest rates based upon the prime rate, as published in the Wall Street Journal, plus a margin. Refer to “Note 5 Loans Receivable, Net” and “Note 6 Allowance for Loan Losses and Credit Quality Information” in the Notes to Consolidated Financial Statements in the Annual Report for more information on the loan portfolio (incorporated by reference in Item 8 of Part II of this Form 10-K).

The following table shows the composition of the Company's loan portfolio by fixed and adjustable rate loans as of December 31:

	2021		2020

(Dollars in thousands)	Amount	Percent	Amount	Percent
Fixed rate Loans
Real estate:
Single family	$103,766	15.67%	$72,580	11.10%
Multi-family	26,437	3.99	23,470	3.59
Commercial	186,796	28.22	183,857	28.12
Construction	27,176	4.11	19,043	2.92
Total real estate loans	344,175	51.99	298,950	45.73
Other loans:
Consumer loans:
Home equity	4,748	0.72	7,779	1.18
Recreational vehicle	10,985	1.66	15,645	2.39
Other	3,938	0.59	5,524	0.85
Total consumer loans	19,671	2.97	28,948	4.42
Commercial business loans	31,630	4.78	67,876	10.39
Total non-real estate loans	51,301	7.75	96,824	14.81
Total fixed rate loans	395,476	59.74	395,774	60.54

Adjustable rate Loans
Real estate:
Single family	59,556	9.00	62,443	9.55
Multi-family	16,703	2.52	17,986	2.75
Commercial	119,694	18.08	123,898	18.95
Construction	20,062	3.03	12,450	1.90
Total real estate loans	216,015	32.63	216,777	33.15
Consumer:
Home equity line	17,467	2.64	21,308	3.26
Home equity	2,809	0.42	3,770	0.58
Other	1,698	0.26	1,365	0.21
Total consumer loans	21,974	3.32	26,443	4.05
Commercial business loans	28,535	4.31	14,797	2.26
Total non-real estate loans	50,509	7.63	41,240	6.31
Total adjustable rate loans	266,524	40.26	258,017	39.46
Total loans	662,000	100.00%	653,791	100.00%
Less:
Unamortized discounts	10		12
Net deferred loan fees	209		450
Allowance for losses on loans	9,279		10,699
Total loans receivable, net	$652,502		$642,630

The following table illustrates the interest rate and maturities of the Company's loan portfolio by loan category and interest rate type at December 31, 2021. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. Scheduled repayments of principal are reflected in the year in which they are scheduled to be paid. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate
(Dollars in thousands)	Single family		Multi-family and Commercial		Construction and Development		Consumer		Commercial Business		Total
Fixed-rate loans:
Due during years ending December 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate

2022(1)	$6,760	3.73%	$39,065	4.01%	$4,038	4.20%	$3,595	5.77%	$15,548	4.37%	$69,006	4.17%
2023 through 2026	31,172	3.54	120,675	4.08	15,715	3.78	9,137	5.25	15,162	3.81	191,861	4.00
2027 through 2036	46,873	3.13	51,883	3.75	7,423	3.45	6,845	5.77	920	4.44	113,944	3.60
2037 and thereafter	18,961	3.13	1,610	4.49	0	0.00	94	5.10	0	0.00	20,665	3.24
Total fixed-rate loans	$103,766		$213,233		$27,176		$19,671		$31,630		$395,476

Adjustable-rate loans:
Due during years ending December 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate

2022(1)	$2,811	3.11%	$7,179	4.64%	$16,836	3.39%	$909	4.80%	$9,011	4.51%	$36,746	3.92%
2023 through 2026	7,709	3.54	42,695	4.56	2,515	3.61	2,169	5.16	13,802	4.00	68,890	4.32
2027 through 2036	22,318	3.49	78,479	4.23	711	3.96	16,320	4.42	5,722	4.80	123,550	4.15
2037 and thereafter	26,718	3.35	8,044	4.46	0	0.00	2,576	4.80	0	0.00	37,338	3.69
Total adjustable-rate loans	$59,556		$136,397		$20,062		$21,974		$28,535		$266,524
Total	$163,322		$349,630		$47,238		$41,645		$60,165		$662,000

(1)	Includes demand loans, loans having no stated maturity, and overdraft loans.

The total amount of loans due after December 31, 2022 which have predetermined interest rates is $326.5 million, while the total amount of loans due after such date that have floating or adjustable interest rates is $229.8 million. Construction and development loans at December 31, 2021 were $23.3 million for single family dwellings, $10.0 million for multi-family and $13.9 million for nonresidential.

The aggregate amount of loans and extensions of credit that the Bank is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus. In addition to the 15% limit, the Bank is permitted to lend an additional amount equal to 10% of unimpaired capital and surplus if the additional amount is fully secured by “readily marketable collateral” having a current market value of at least 100% of the loan or extension of credit. Similarly, the Bank is permitted to lend additional amounts equal to the lesser of 30% of unimpaired capital and surplus, or $30 million, for certain residential development loans. Applicable law establishes a number of rules for combining loans to separate borrowers. Loans or extensions of credit to one person may be attributed to other persons if: (i) the proceeds of a loan or extension of credit are used for the direct benefit of the other person; or (ii) a common enterprise is deemed to exist between persons. At December 31, 2021, based upon the 15% limitation, the Bank's regulatory limit for loans to one borrower was approximately $15.7 million and no loans to any one borrower exceeded this amount. At December 31, 2021, the Bank’s largest aggregate amount of loans to one borrower totaled $15.0 million. All of the loans for the largest borrower were performing in accordance with their terms as of December 31, 2021 and the borrower had no affiliation with the Bank other than their relationship as a customer.

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

Single family loans are originated either for inclusion in the loan portfolio under the Bank’s Portfolio First loan program or for sale in the secondary market to the Federal National Mortgage Association (FNMA) on a servicing retained basis or to other third party investors on a servicing released basis. The limit for a retail mortgage originated for sale on the secondary market was $548,250 and $510,400 for 2021 and 2020, respectively, and these loans require the approval of a designated secondary market underwriter.

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

Loans less than $750,000 require the approval of one Credit Administration individual with Portfolio First approval authority. Loans over $750,000 require the approval of two individuals with Portfolio First approval authority. Loans where the total aggregate amount of all loan obligations owed or guaranteed to the Bank plus the new obligation is greater than $2.5 million require the approval of a majority of the Senior Loan Committee, which is comprised of the Bank’s most experienced lending staff.

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

Single Family Residential Real Estate Lending. At December 31, 2021, the Company's single family real estate loans, consisting of both fixed rate and adjustable rate loans, totaled $163.3 million, an increase of $28.3 million from $135.0 million at December 31, 2020. The increase in the single family loans in 2021 is the result of an increase in loan originations due to the low interest rate environment that existed during the year and an increased emphasis on placing shorter term fixed (10 year and certain 15 year loans) and adjustable rate mortgage loans into the portfolio. The majority of the longer term loans that were originated during the year continued to be sold into the secondary market in order to manage the Company’s interest rate risk position.

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

The Company also offers one year adjustable rate mortgages (ARMs) at a margin (generally 250 to 300 basis points) over the yield on the Average Weekly One Year U.S. Treasury Constant Maturity Index for terms of up to 30 years. The ARMs offered by the Company allow the borrower to select (subject to pricing) an initial period of one to fifteen years between the loan origination and the date the first interest rate change occurs. The ARMs generally have a 200 basis point annual interest rate change cap and a lifetime cap of 600 basis points over or under the initial rate. The Company’s originated ARMs do not permit negative amortization of principal, generally do not contain prepayment penalties and are not convertible into fixed rate loans. Because of the low interest rate environment that has existed over the last few years, a limited number of ARM loans have been originated as consumers have generally opted for longer term fixed rate loans.

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

At December 31, 2021, $0.3 million of the single family residential loan portfolio was non-performing, compared to $0.5 million at December 31, 2020.

Commercial Real Estate and Multi-Family Lending. The Company originates permanent commercial real estate and multi-family loans secured by properties located primarily in its market area. It also purchases a limited amount of participations in commercial real estate and multi-family loans originated by third parties. The commercial real estate and multi-family loan portfolio includes loans secured by motels, hotels, apartment buildings, churches, manufacturing plants, land developments, office buildings, movie theaters, shopping malls, nursing homes, restaurants, warehouses and other non-residential building properties primarily located in the upper Midwestern portion of the United States. At December 31, 2021, the Company’s commercial and multi-family real estate loans totaled $349.6 million, an increase of $0.4 million from $349.2 million at December 31, 2020.

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

Multi-family and commercial real estate loans generally present a higher level of risk than loans secured by single family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family and commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired. At December 31, 2021, $3.8 million of loans in the commercial real estate portfolio were non-performing compared to $1.5 million at December 31, 2020. The largest non-performing loan in this category as of December 31, 2021 was a $3.4 million loan relationship in the hospitality industry located in the Bank’s primary market area.

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

At December 31, 2021, construction loans totaled $47.2 million, an increase of $15.7 million from $31.5 million at December 31, 2020. Total construction loans included $23.3 million and $19.8 million of single family residential, $10.0 million and $2.3 million of multi-family residential and $13.9 million and $9.4 million of commercial real estate loans at December 31, 2021 and 2020, respectively. The nature of construction loans makes them more difficult to evaluate and monitor than loans on existing buildings. The risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value upon completion of the project, experience of the builder and the estimated cost (including interest) of the project. If the estimate of value proves to be inaccurate, the Company may be confronted, at or prior to the maturity of the loan, with a project having a value that is insufficient to assure full repayment or the possibility of having to make substantial investments to complete and sell the project. Because defaults in repayment may not occur during the construction period, it may be difficult to identify problem loans at an early stage. In these cases, the Company may be required to modify the terms of the loan. There were no construction loans in the commercial real estate portfolio that were non-performing at December 31, 2021 or December 31, 2020.

Consumer Lending. The Company originates a variety of consumer loans, including home equity loans (open-end and closed-end), automobile, recreational vehicles, mobile home, lot loans, loans secured by deposit accounts and other loans for household and personal purposes. At December 31, 2021, the Company’s consumer loans totaled $41.6 million, a decrease of $13.8 million from $55.4 million at December 31, 2020.

Consumer loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower. The Company's consumer loans are made at fixed or adjustable interest rates, with terms up to 20 years for secured loans and up to five years for unsecured loans.

The Company's home equity loans are generally written so that the total commitment amount, when combined with the balance of any other outstanding mortgage liens, does not exceed 85% of the appraised value of the property or an internally established market value. Internal market values are established using current market data, including recent sales data, and are typically lower than third party appraised values. The closed-end home equity loans are written with fixed or adjustable rates with terms up to 20 years. The open-end home equity lines are written with an adjustable rate and a 2, 5 or 10 year draw period that requires interest only payments followed by a 10 year repayment period that fully amortizes the outstanding balance. The consumer may access the open-end home equity line by making a withdrawal at the Bank, transferring funds through our online or mobile banking products or writing a check on the home equity line of credit account. Open and closed-end equity loans, which are generally secured by second mortgages on the borrower’s principal residence, represented 60.1% and 59.3% of the Company’s consumer loan portfolio at December 31, 2021 and December 31, 2020, respectively.

The underwriting standards employed by the Company for consumer loans include a determination of the applicant's payment history on other debts and their ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount. Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or are secured by rapidly depreciable assets, such as automobiles, recreational vehicles or mobile homes. In these cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. At December 31, 2021, $0.5 million of the consumer loan portfolio was non-performing, compared to $0.7 million at December 31, 2020.

Commercial Business Lending. The Company maintains a portfolio of commercial business loans to borrowers associated with the real estate industry as well as to retail, manufacturing operations and professional firms. The Company's commercial business loans generally have terms ranging from six months to five years and may have either fixed or variable interest rates. The Company's commercial business loans generally include personal guarantees and are usually, but not always, secured by business assets such as inventory, equipment, leasehold interests in equipment, fixtures, real estate and accounts receivable. The underwriting process for commercial business loans includes consideration of the borrower's financial statements, tax returns, projections of future business operations and inspection of the subject collateral, if any. The Company may also purchase a limited amount of participation interests in commercial business loans originated outside of the Company’s market area from third party originators. These loans generally have underlying collateral of inventory or equipment and repayment periods of less than ten years. At December 31, 2021, the Company’s commercial business loans totaled $60.2 million, a decrease of $22.5 million from $82.7 million at December 31, 2020. The decrease was primarily due to a $31.0 million decrease in outstanding Paycheck Protection Program loans between the periods that was partially offset by an increase in other types of commercial business loans.

Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her income, and which are secured by real property with more easily ascertainable value, commercial business loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Furthermore, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. At December 31, 2021 and 2020, the amount of non-performing loans in the commercial business portfolio was not material.

Originations, Purchases and Sales of Loans and Mortgage-Backed and Related Securities

Real estate loans are generally originated by the Company's salaried loan officers. Mortgage and consumer loan officers may also receive a commission in addition to their base salary for meeting production and other branch goals. Loan applications are taken in all branch and loan production offices.

The Company originates both fixed and adjustable rate loans, however, its ability to originate loans is dependent upon the relative client demand for loans in its markets. Demand for adjustable rate loans is affected by the interest rate environment. The amount of adjustable rate loans increased in 2021 due to a change in the mix of the loans originated as more commercial business lines of credit, which typically have an adjustable rate, were originated in 2021 compared to 2020. The Company originated $18.8 million of single family adjustable rate loans for its portfolio during 2021, an increase of $0.4 million from $18.4 million in 2020. The Company also originated $72.1 million of fixed rate single family loans for its portfolio during 2021, an increase of $13.7 million from $58.4 million for 2020. The increase in the amount of fixed rate single family loans that were placed into the loan portfolio during 2021 is primarily the result of placing more 10 and 15 year fixed rate mortgage loans that were eligible for sale in the secondary market into the loan portfolio in order to increase the yield on the Bank’s interest earning assets.

The Company typically focuses its portfolio loan origination efforts on commercial real estate, commercial business and consumer loans because these loans have terms to maturity and adjustable interest rate characteristics that are generally more beneficial to the Company in managing interest rate risk than traditional single family fixed rate conventional loans. The Company originated $239.2 million of multi-family and commercial real estate, commercial business and consumer loans (which excludes commercial real estate loans for construction and development) during 2021, an increase of $47.3 million from originations of $191.9 million for 2020. The increase in originations primarily reflects the $47.9 million increase in originations of commercial business loans, in 2021 compared to 2020. The increase in commercial business loans was primarily related to the increase in commercial business lines of credit that were originated between the periods.

In order to supplement loan demand in the Company's market area and geographically diversify its loan portfolio, the Company purchases participations in real estate loans from selected sellers, from time to time, with yields based upon then-current market rates. The Company reviews and underwrites all loans purchased to ensure that they meet the Company's underwriting standards, and the seller generally continues to service the loans. The Company has generally not experienced higher losses or credit quality issues with purchased participations than other loans originated by the Company. The Company purchased $4.8 million of loans during 2021, a decrease of $3.0 million from the $7.8 million purchased during 2020. All of the loans purchased have terms and interest rates that are similar in nature to the Company's originated single family, commercial real estate, construction and development and commercial business portfolios.

The Company has mortgage-backed and related securities that are held, based on investment intent, in the available for sale portfolio. The Company acquired mortgage-backed securities of $188.8 million and $62.2 million, respectively, in 2021 and 2020. The increase in the amount of mortgage-backed securities purchased is because there was an increase in deposit balances between the periods and the Bank had excess liquidity that was used to purchase additional investments in 2021 compared to 2020. The Company did not sell any mortgage-backed securities in 2021 or 2020. See “Investment Activities” section of this Form 10-K for further discussion of the Company’s investment activity.

The following table shows the loan and mortgage-backed and related securities origination, purchase, acquisition, sale and repayment activities of the Company for the periods indicated.

LOANS HELD FOR INVESTMENT
	Year Ended December 31,
(Dollars in thousands)	2021	2020
Adjustable rate:
Real estate:
Single family	$18,817	18,401
Multi-family	1,950	3,602
Commercial	20,949	23,581
Construction and development	34,333	24,419
Non-real estate:
Consumer	9,984	9,127
Commercial business	87,782	13,050
Total adjustable rate	173,815	92,180

Fixed rate:
Real estate:
Single family	72,082	58,371
Multi-family	10,385	6,399
Commercial	50,990	48,816
Construction and development	36,536	9,084
Non-real estate:
Consumer	8,683	12,035
Commercial business	48,469	75,279
Total fixed rate	227,145	209,984
Total loans originated	400,960	302,164

Purchases
Real estate:
Single family	1,767	1,534
Commercial	1,050	246
Construction and development	0	6,000
Non-real estate:
Commercial business	1,950	0
Total loans purchased	4,767	7,780

Sales, participations and repayments
Real estate:
Commercial	2,421	201
Non-real estate:
Consumer	2,787	2,023
Commercial business	49,000	1,303
Total sales	54,208	3,527
Transfers to loans held for sale	12,971	6,815
Principal repayments	329,971	249,201
Total reductions	397,150	259,543
Decrease in other items, net	(368)	(1,045)
Net increase	$8,209	49,356

LOANS HELD FOR SALE
	Year Ended December 31,
(Dollars in thousands)	2021	2020
Originations by type
Fixed rate:
Real estate:
Single family	$172,779	254,484
Total fixed rate	172,779	254,484
Total loans originated	172,779	254,484

Sales and repayments
Real estate:
Single family	181,113	255,181
Total sales	181,113	255,181
Transfers from loans held for investment	(7,764)	(3,288)
Change in market value/deferred fees	12	0
Principal repayments	29	11
Total reductions	173,390	251,904
Net (decrease) increase	$(611)	2,580

MORTGAGE-BACKED AND RELATED SECURITIES
	Year Ended December 31,
(Dollars in thousands)	2021	2020
Purchases
Fixed rate mortgage-backed securities	$188,807	62,191
Total purchases	188,807	62,191
Decrease in other items, net	(44,874)	(15,578)
Net increase	$143,933	46,613

Classified Assets and Delinquencies

Classification of Assets. Federal regulations require that each savings institution evaluate and classify its assets on a regular basis. In addition, in connection with examinations of savings institutions, the OCC or the Federal Deposit Insurance Corporation (FDIC) examiners may identify problem assets and, if appropriate, require them to be classified with an adverse rating. There are three adverse classifications: substandard, doubtful, and loss. Assets classified as substandard have one or more defined weaknesses and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have the weaknesses of those classified as substandard, with additional characteristics that make collection in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset on the balance sheet of the institution is not warranted. Assets classified as substandard or doubtful require the institution to establish prudent specific allowances for loan losses. If an asset, or portion thereof, is classified as a loss, the institution generally charges off such amount. On the basis of management's review of its assets, at December 31, 2021, the Bank classified a total of $17.8 million of its loans and real estate as follows:

(Dollars in thousands)	Single Family	Commercial and Multi-family	Consumer	Commercial Business	Other Real Estate	Total
Substandard	$791	14,324	475	1,813	290	17,693
Doubtful	56	0	21	0	0	77
Loss	0	0	50	0	0	50
Total	$847	14,324	546	1,813	290	17,820

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

The following table sets forth the Company's loan delinquencies by loan type, amount and percentage of loan category at December 31, 2021 for loans past due 60 days or more.

	Loans Delinquent For:
	60-89 Days			90 Days and Over			Total
(Dollars in thousands)	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category

Single family	2	$65	0.04%	5	$153	0.09%	7	$218	0.13%
Commercial real estate	1	3,402	1.11	0	0	0.00	1	3,402	1.11
Consumer	4	89	0.21	6	122	0.29	10	211	0.51
Total	7	$3,556	0.54%	11	$275	0.04%	18	$3,831	0.58%

Loans delinquent for 90 days and over are generally non-accruing and are included in the Company’s non-performing asset total at December 31, 2021.

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

The investment strategy of the Company has been directed toward a mix of high-quality government agency obligations with short terms to maturity. At December 31, 2021, the Company did not own any investment securities of a single issuer that exceeded 10% of the Company's stockholders’ equity other than U.S. government agency obligations.

The Bank invests a portion of its liquid assets in interest-earning overnight deposits of the FHLB of Des Moines and the Federal Reserve Bank of Minneapolis. Other investments may include high grade municipal bonds, corporate preferred stock, corporate equity securities and medium-term (up to five years) federal agency notes. HMN may invest in the same type of investment securities as the Bank. See “Note 4 Securities Available For Sale” in the Notes to Consolidated Financial Statements in the Annual Report for additional information regarding the Company's securities portfolio (incorporated by reference in Item 8 of Part II of this Form 10-K).

The following table sets forth the composition of the Company's securities portfolio, excluding mortgage-backed and related securities, at the dates indicated.

	December 31, 2021				December 31, 2020
	Amortized	Adjusted	Fair	% of	Amortized	Adjusted	Fair	% of
(Dollars in thousands)	Cost	To	Value	Total	Cost	To	Value	Total
Securities available for sale:
U.S. Government agency obligations	$39,991	(281)	39,710	31.5%	$45,029	204	45,233	36.8%
Municipal obligations	0	0	0	0.0	725	1	726	0.6
Corporate obligations	0	0	0	0.0	37	0	37	0.0
Corporate preferred stock	700	(42)	658	0.5	700	(70)	630	0.5
Subtotal	$40,691		40,368	32.0	$46,491		46,626	37.9

Average remaining life of other marketable securities (in years)	1.98				0.81

Other interest-earning assets:
Cash equivalents	$85,804		85,804	68.0	$76,450		76,450	62.1
Total	$126,495		126,172	100.0%	$122,941		123,076	100.0%

Average remaining life or term to repricing of other marketable securities and cash equivalents (in years)	0.64				0.31

The composition and maturities of the investment securities portfolio, excluding FHLB stock, equity securities, mortgage-backed and related securities, are indicated in the following table.

	December 31, 2021
	1 Year or Less	After 1 through 5 Years	Over 10 Years	Total Securities
(Dollars in thousands)	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Adjusted To	Fair Value
Securities available for sale:
U.S. government agency securities (1)	$29,992	9,999	0	39,991	(281)	39,710
Corporate preferred stock	0	0	700	700	(42)	658
Total	$29,992	9,999	700	40,691	(323)	40,368

Weighted average yield	0.54%	0.26%	4.56%	0.54%

(1) Callable U.S. government agency securities maturity date based on first available call date that the security is anticipated to be called.

Mortgage-Backed and Related Securities. In order to supplement loan production and achieve its asset/liability management goals, the Company invests in mortgage-backed and related securities. All of the mortgage-backed and related securities owned by the Company are issued, insured or guaranteed either directly or indirectly by a U.S. government agency and are considered to be investment grade securities. The Company had $245.4 million of mortgage-backed and related securities that were all classified as available for sale at December 31, 2021, compared to $101.5 million at December 31, 2020. The Company purchased $188.8 million in mortgage-backed securities in 2021 and $62.2 million were purchased in 2020.

The contractual maturities of the mortgage-backed and related securities portfolio without any prepayment assumptions at December 31, 2021 are as follows:

	December 31, 2021
(Dollars in thousands)	5 to 10 Years	10 to 20 Years	Balance
Securities available for sale:
Federal National Mortgage Association	$124,907	12,904	137,811
Federal Home Loan Mortgage Corporation	97,414	10,122	107,536
Collateralized Mortgage Obligations	0	50	50
Total	$222,321	23,076	245,397

Weighted average yield	0.86%	1.38%	0.91%

At December 31, 2021, the Company did not have any non-agency mortgage-backed or related securities in excess of 10% of its stockholders' equity.

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

The variety of deposit accounts offered by the Bank has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. As clients become more interest rate conscious, the Bank may become more susceptible to short-term fluctuations in deposit flows. The Bank manages the pricing of its deposits in keeping with its asset/liability management, profitability and growth objectives. Based on its experience, the Bank believes that its savings and checking accounts are relatively stable sources of deposits. However, the ability of the Bank to attract and maintain certificates of deposit and money market accounts, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. The increase in deposits in 2021 related to the $117.6 million increase in retail and commercial checking accounts, the $54.1 million increase in savings and money market accounts and the decrease in certificates of deposit of $16.2 million between the periods.

The following table sets forth the deposit flows at the Bank during the periods indicated.

	Year Ended December 31,
(Dollars in thousands)	2021	2020
Opening balance	$795,204	673,870
Deposits	6,910,888	5,461,051
Withdrawals	(6,756,981)	(5,341,738)
Interest credited	1,555	2,021
Ending balance	950,666	795,204
Net increase	$155,462	121,334
Percent change	19.55%	18.01%

The following table sets forth the dollar amount of deposits in the various types of deposit products offered by the Bank as of December 31:

(Dollars in thousands)	2021		2020
Transaction and Savings Deposits(1):	Amount	Percent of Total	Amount	Percent of Total
Non-interest checking	$344,404	36.2%	$239,587	30.1%
Interest checking – 0.12%(2)	151,476	15.9	138,709	17.4
Savings– 0.06%(3)	119,517	12.6	100,209	12.6
Money market – 0.21%(4)	249,089	26.2	214,300	27.0
Total non-certificates	$864,486	90.9%	$692,805	87.1%

Certificates:
0.00 - 0.99%	$74,481	7.8%	$56,001	7.0%
1.00 - 1.99%	4,357	0.5	20,613	2.6
2.00 - 2.99%	6,316	0.7	21,973	2.8
3.00 - 3.99%	1,026	0.1	3,812	0.5
Total Certificates	86,180	9.1%	102,399	12.9%
Total Deposits	$950,666	100.0%	$795,204	100.0%

(1)    Reflects weighted average rates paid on transaction and savings deposits at December 31, 2021.
(2)    The weighted average rate on interest checking accounts for 2020 was 0.12%.
(3)    The weighted average rate on savings accounts for 2020 was 0.06%.
(4)    The weighted average rate on money market accounts for 2020 was 0.25%.

The following table shows rate and maturity information for the Bank’s certificates of deposit as of December 31, 2021.

(Dollars in thousands)	0.00- 0.99%	1.00- 1.99%	2.00- 2.99%	3.00- 3.99%	Total	Percent of Total
Certificate accounts maturing in quarter ending:
March 31, 2022	$15,063	795	1,543	463	17,864	20.72%
June 30, 2022	13,589	479	2,840	235	17,143	19.89
September 30, 2022	12,375	164	550	328	13,417	15.57
December 31, 2022	12,176	1,007	680	0	13,863	16.09
March 31, 2023	4,429	229	44	0	4,702	5.46
June 30, 2023	3,392	218	36	0	3,646	4.23
September 30, 2023	5,136	299	0	0	5,435	6.31
December 31, 2023	2,384	147	187	0	2,718	3.15
March 31, 2024	414	118	0	0	532	0.62
June 30, 2024	1,397	62	365	0	1,824	2.12
September 30, 2024	1,995	224	71	0	2,290	2.66
December 31, 2024	366	256	0	0	622	0.72
Thereafter	1,765	359	0	0	2,124	2.46
Total	$74,481	4,357	6,316	1,026	86,180	100.0%

Percent of total	86.42%	5.06%	7.33%	1.19%	100.00%

The following table indicates the amount of the Bank's certificates of deposit and other deposits by time remaining until maturity as of December 31, 2021.

	Maturity
(Dollars in thousands)	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
Certificates of deposit less than $250,000	$15,825	13,912	22,755	22,111	74,603
Certificates of deposit of $250,000 or more	797	1,728	3,906	1,769	8,200
Public funds less than $250,000(1)	1,242	1,239	619	13	3,113
Public funds of $250,000 or more(1)	0	264	0	0	264
Total certificates of deposit	$17,864	17,143	27,280	23,893	86,180

Other deposit accounts of $250,000 or more	$385,239	0	0	0	385,239
Accounts of $250,000 or more	$386,036	1,992	3,906	1,769	393,703

Uninsured deposits (2)	$323,858	4,474	8,197	7,254	343,783

(1) Deposits from governmental and other public entities. (2) Estimated amount of uninsured deposits based on customer relationships.

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

Borrowings. The Bank's other available sources of funds include advances from the FHLB and borrowings from the Federal Reserve Bank of Minneapolis. As a member of the FHLB of Des Moines, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions. Consistent with its asset/liability management strategy, the Bank has utilized FHLB advances from time to time to fund loan growth and extend the term to maturity of its liabilities. The Bank may also use short-term FHLB and Federal Reserve Bank borrowings to offset short term cash needs due to deposit outflows or loan fundings. At December 31, 2021, the Bank had no FHLB advances or Federal Reserve Bank borrowings outstanding. On such date, the Bank had a collateral pledge arrangement with the FHLB pursuant to which the Bank could borrow up to $178.0 million for liquidity purposes, subject to approval from the FHLB. The Bank also had the ability to borrow $50.3 million from the Federal Reserve Bank of Minneapolis based upon the loans that were pledged to it as collateral at December 31, 2021.

Refer to the information on pages 17 through 19 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in the Annual Report and “Note 12 Federal Home Loan Bank (FHLB) Advances and Other Borrowings” in the Notes to Consolidated Financial Statements in the Annual Report for more information on FHLB advances and other borrowings (incorporated by reference in Items 7 and 8 of Part II of this Form 10-K).

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

OIA is one of two subsidiaries of the Bank. OIA is a Minnesota corporation that was organized in 1983 and operated as an insurance agency until 1986 when its assets were sold. OIA remained inactive until 1993 when it began offering credit life insurance, annuity and mutual fund products to the Bank's clients and others. OIA currently offers a variety of financial planning products and services. HPH is the Bank’s other subsidiary and was organized as a limited liability company in Minnesota in 2013. It was inactive in 2021 but has operated as an intermediary for the Bank in holding and operating certain foreclosed properties.

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

Other Corporations Owned by the Company

The Bank was HMN’s sole direct subsidiary at December 31, 2021.

Employees

At December 31, 2021, the Company had 163 full time employees. None of the employees of the Company are represented by any collective bargaining unit. Management considers its employee relations to be good.

Regulation and Supervision

The banking industry is highly regulated. As a savings and loan holding company (SLHC), HMN is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve Bank (FRB). The Bank, a federally-chartered savings association, is also subject to regulation, supervision and examination by the OCC, which is the Bank’s primary federal regulator. The FDIC also has authority to regulate the Bank. Subsidiaries of HMN and the Bank may also be subject to state regulation and/or licensing in connection with certain insurance and investment activities. The Company is subject to numerous laws and regulations. These laws and regulations impose restrictions on activities, set minimum capital requirements, impose lending and deposit restrictions and establish other restrictions. References in this section to applicable statutes and regulations are brief and incomplete summaries only. The Company recommends consulting the statutes, regulations and related policies and interpretive guidance for a full understanding of the details of their operation. Changes in statutes, regulations or regulatory policies applicable to the Company, including interpretation or implementation thereof, could have a material effect on the Company’s business.

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

Savings associations are expected to conduct lending activities in a prudent, safe and sound manner. The OCC regulates the safety and soundness of the Bank by enforcing statutory limits on the Bank’s lending and investment powers. OCC regulations set aggregate limits on certain types of loans including commercial business, commercial real estate and consumer loans. OCC regulations also establish limits on loans to a single borrower. As of December 31, 2021, the Bank’s lending limit to one borrower was approximately $15.7 million.

A federal savings association generally may not invest in noninvestment-grade debt securities. A federal savings association may establish subsidiaries to conduct any activity the association is authorized to conduct and may establish service corporation subsidiaries for limited preapproved activities.

Qualified Thrift Lender Test. Savings associations, including the Bank, must be qualified thrift lenders (QTLs). A savings association generally satisfies the QTL requirement if at least 65% of a specified asset base consists of assets such as loans to small businesses and loans to purchase or improve domestic residential real estate. Savings associations may qualify as QTLs in other ways. Savings associations that do not qualify as QTLs are subject to significant restrictions on their operations. If the Bank fails to meet QTL requirements, the Company would face certain limitations, including potential enforcement action by the OCC and, a statutory bar to the payment by the Bank of dividends except under prescribed conditions including approval by the OCC. As of December 31, 2021, the Bank met the QTL test.

OCC Assessments. The OCC is authorized by statute to charge assessments to cover the costs of examining the financial institutions it regulates and to fund its operations. The Bank’s OCC assessments for the year ended December 31, 2021 were approximately $0.2 million. The FRB does not currently assess HMN for examination fees.

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

During 2021, the Bank paid dividends to HMN of $6.0 million, which were used to fund the ongoing operating expenses of the Company, purchase treasury stock and improve its cash position. The improved cash position will potentially allow the Company to make a capital contribution into the Bank should the Bank need additional capital to support its operations. HMN did not declare or distribute any dividends to its common shareholders in 2021. In January 2022 the Company’s Board of Directors declared a quarterly dividend of $0.06 per share of common stock. See pages 18 and 19 in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Dividends” section of the Annual Report incorporated by reference in Part II, Item 7 of this Form
10-K for more information on the dividend that was declared in the first quarter of 2022.

Deposit Insurance. The FDIC insures the deposits of the Bank through the Deposit Insurance Fund (DIF). The DIF is funded by assessments of FDIC members such as the Bank. The FDIC applies a risk-based system for setting deposit insurance assessments. Under the risk-based assessment system, an institution’s insurance assessments vary according to the level of capital the institution holds and the degree to which it is the subject of supervisory concern. During 2021, the Bank was assessed approximately $0.3 million for the DIF.

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

At December 31, 2021, the Bank’s capital amounts and ratios are presented for actual capital and required capital and ratios under the prompt corrective actions regulations to which the Bank is currently subject:

			Prompt Corrective Action Regulations
	Actual		Required to be Adequately Capitalized		Required to be Well-Capitalized
(Dollars in thousands)	Amount	Percent of Assets(1)	Amount	Percent of Assets(1)	Amount	Percent of Assets(1)
December 31, 2021
Common equity Tier 1 capital	$97,710	13.18%	$33,368	4.50%	$48,199	6.50%
Tier 1 leverage	97,710	9.47	41,283	4.00	51,603	5.00
Tier 1 risk-based capital	97,710	13.18	44,491	6.00	59,322	8.00
Total risk-based capital	106,979	14.43	59,322	8.00	74,152	10.00

(1)	Based upon the Bank’s adjusted total assets for the purpose of the Tier 1 or core capital ratios and risk-weighted assets for the purpose of the risk-based capital ratios.

Management believes that, as of December 31, 2021, the Bank’s capital ratios were in excess of those quantitative capital ratio standards set forth under the prompt corrective action regulations described above, including the capital conservation buffer, and was “well-capitalized” within the meaning of those prompt corrective action regulations. However, there can be no assurance that the Bank will continue to maintain such status in the future. In addition, the OCC has extensive discretion in its supervisory and enforcement activities, including the ability to downgrade the Bank’s prompt corrective action capital category by one level under certain conditions.

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

FHLBSystem. The Bank is a member of the FHLB of Des Moines, which is one of the 11 regional Federal Home Loan Banks (FHBs). The primary purpose of the FHBs is to provide funding to their financial institution members in support of the home financing credit function of the members. Each FHB serves as a reserve or central bank for its members within its assigned region. FHBs are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. FHBs make loans or advances to members in accordance with policies and procedures established by the board of directors of the FHB. These policies and procedures are subject to the regulation and oversight of the Federal Housing Financing Board. All advances from a FHB are required to be fully secured by sufficient collateral as determined by the FHB. Long-term advances are required to be used for residential home financing and small business and agricultural loans.

As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines. As of December 31, 2021, the Bank had $1.1 million in FHLB stock, which was in compliance with this requirement. The Bank receives dividends on its FHLB stock. The FHLB’s dividend philosophy is to differentiate dividend rates between membership and activity-based capital stock. Based on the FHLB’s most recent quarterly filing on Form 10-Q for the nine months ended September 30, 2021, the effective dividend rates paid on these subclasses of its capital stock at September 30, 2021 were 3.00% and 6.00%, respectively.

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

If the Company were to raise capital through the issuance of additional shares of common stock or other equity securities, it would dilute the ownership interests of existing stockholders, dilute the Company’s earnings per share and could result in a change in control of the Company and the Bank. New investors may also have rights, preferences and privileges senior to our current stockholders which may adversely impact our current stockholders. Our ability to raise additional capital through the issuance of equity securities, if deemed prudent, would depend on conditions in the capital markets at that time, which are outside of our control, and on our financial performance. A significant investment by a person or group may also necessitate an amendment to our Certificate of Incorporation, which would require stockholder approval. Accordingly, we may not be able to raise additional capital, if needed, on favorable economic terms or other terms acceptable to us.

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

HMN’s primary source of cash is dividends from the Bank, and the Bank is restricted from paying dividends to HMN unless certain conditions are met under bank regulatory requirements. At December 31, 2021, HMN had $12.5 million in cash balances. Primarily, HMN requires cash for the payment of holding company level expenses, including director and management fees, legal expenses and regulatory costs. HMN may also use cash for the repurchase of outstanding HMN stock or the payment of dividends. HMN does not anticipate that it will have, on an ongoing long term stand-alone basis, adequate liquid resources to make all of the required cash payments for these items in the future. To meet these payment requirements or other potential HMN liquidity or capital needs would require dividends from the Bank or external capital. Failure to meet regulatory requirements for any future dividends from the Bank to HMN, or to receive dividends in amounts deemed satisfactory by HMN, could cause HMN to require other sources of liquidity for its needs in 2022 and beyond. Further information about HMN’s liquidity position is available on page 17 in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” section of the Annual Report incorporated by reference in Part II, Item 7 of this Form 10-K.

Our allowance for loan losses may prove to be insufficient to absorb losses or appropriately reflect, at any given time, the inherent risk of loss in our loan portfolio.

Our non-performing assets were at $4.9 million, or 0.46% of total assets, at December 31, 2021. Classified loans at December 31, 2021 were $42.7 million, or 6.5% of total loans. Classified loans represent special mention, performing substandard and non-performing loans. The low level of our classified loans is primarily due to the current economic environment. If the favorable economic environment does not continue these assets may not perform according to their terms and the value of the collateral may be insufficient to pay any remaining loan balance. If this occurs, we may experience losses or an increased risk of loss in our loan portfolio, which could have a negative effect on our results of operations. Like all financial institutions, we maintain an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety. Our allowance for loan losses may not be sufficient to cover actual loan losses or the inherent risk of loss in our loan portfolio, and future provision for loan losses could materially adversely affect our operating results.

In evaluating the appropriateness of our allowance for loan losses, we consider numerous factors, including but not limited to, specific occurrences of loan impairment, our historical charge-off experience, actual and anticipated changes in the size of the portfolios, national, regional and local economic conditions such as unemployment data, loan delinquencies, demand for single family homes, demand for commercial real estate and building lots, loan portfolio composition and observations made by the Company's ongoing internal audit and regulatory exam processes. In addition, we use information about specific borrower situations, including their financial position and estimated collateral values, to estimate the risk and amount of loss for those borrowers. Our estimates of the risk of loss and amount of loss on any loan are complicated by the significant uncertainties surrounding our borrowers’ abilities to successfully execute their business models through changing economic environments, competitive challenges and other factors. Because of the degree of uncertainty and susceptibility of these factors to change, our actual losses and estimates of risk of loss inherent in our loan portfolio have varied and are likely to continue to vary from our current estimates. Such variances may materially and adversely affect our financial condition and results of operations.

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

In order to enhance the yield and shorten the term-to-maturity of its loan portfolio, the Company continues to maintain the balances of its commercial business and commercial real estate portfolios. These categories of loans represented approximately 69% of the total loans receivable at December 31, 2021. Some of the Company’s commercial real estate portfolio is in land development loans, while many of the Company’s commercial business loans are made to borrowers associated with the real estate industry. Commercial business and commercial real estate loans generally, and land development loans in particular, present a higher level of risk than loans secured by single family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans.

Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed or properties intended for resale are not developed and sold), the borrower’s ability to repay the loan and the underlying collateral may be impaired. Commercial business loans to businesses that are dependent on the cash flow generated by the sale or leasing of real estate are similarly impacted. At December 31, 2021, the Company had $4.6 million of non-performing loans, of which $3.8 million related to commercial business and commercial real estate loans. At December 31, 2021, total classified loans included $40.9 million of commercial business and commercial real estate loans. The Company may experience actual losses in respect of these classified loans and further increases in the level of classified loans in our loan portfolio that may require further increases in our provision for loan losses.

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

During 2021, the U.S. economy continued to perform reasonably well despite the negative impact of the COVID-19 pandemic. However, there are continuing concerns related to, among other things, the long term effectiveness of the vaccines to mutations in the COVID-19 virus and changes in customer behaviors as a result of the pandemic, the level of U.S. government debt and fiscal actions that may be taken to address such debt, the potential effects of COVID-19 on international trade (including supply chains and export levels), travel, employee productivity and other economic activities, depressed oil prices and the U.S. international relations and their effects on the financial markets and economic activity. There can be no assurance that current economic conditions will continue or improve, and economic conditions could worsen. Economic pressure on consumers and uncertainty regarding continuing economic improvement may result in changes in consumer and business spending, borrowing and saving habits. A return of recessionary conditions and/or other negative developments in the domestic or international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Declines in real estate value and sales volumes and high unemployment may also result in higher than expected loan delinquencies and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity and financial condition.

Because of the asset size of the Company, adverse performance affecting a few large loans or lending relationships can cause significant volatility in earnings.

Due to the Company’s asset size, the provision for loan losses or charge offs associated with individual loans can be large relative to the Company’s earnings for a particular period. If one or a few relatively large loans become non-performing in a period and the Company is required to increase its loss reserves, or to write off principal or interest relative to such loans, the operating results for that period could be significantly adversely affected. The effect on results of operations for any given period from a change in the performance of a small number of loans may be disproportionately larger than the impact of such loans on the quality of the Company’s overall loan portfolio. The Company generally limits its internal loan originations to loans less than $7.5 million with loans over that amount approved by its Executive Loan Committee. The Company’s regulatory lending limit was $15.7 million at December 31, 2021. The Bank’s largest borrowing relationship had outstanding loans totaling $15.0 million and was performing at December 31, 2021.

Changes in interest rates could negatively impact the Company’s results of operations.

The earnings of the Company are primarily dependent on net interest income, which is the difference between interest earned on loans and investments and interest paid on interest-bearing liabilities such as deposits and borrowings. Interest rates are highly sensitive to many factors, including government monetary and fiscal policies and domestic and international economic and political conditions. Conditions such as inflation, recession, unemployment, money supply, government borrowing and other factors beyond management’s control may also affect interest rates. If the Company’s interest-earning assets mature, reprice or prepay more quickly than interest-bearing liabilities in a given period, a decrease in market interest rates could adversely affect net interest income. Likewise, if interest-bearing liabilities mature or reprice, or, in the case of deposits, are withdrawn by the accountholder, more quickly than interest-earning assets in a given period, an increase in market interest rates could adversely affect net interest income. Given the Company’s assets and liability composition as of December 31, 2021, a falling interest rate environment would negatively impact the Company’s results of operations. The effect on our deposits of decreases in interest rates generally lags the effect on our assets. The lagging effect of deposit rate changes is primarily due to the Bank’s deposits that are in the form of certificates of deposit, which do not re-price immediately when the federal funds rate changes.

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

The Company has a number of large deposit clients that maintain balances in checking and money market accounts at the Bank. At December 31, 2021, there was $161.5 million in checking and money market accounts of clients in the alternative energy and other industries that have individual relationship balances greater than $5 million. The ability to attract and retain these types of deposits has a positive effect on the Company’s net interest margin as they provide a relatively low cost of funds to the Company compared to certificates of deposits or advances. If these depositors were to withdraw these funds and the Bank was not able to replace them with similar types of deposits, the Banks cost of funds would increase and the Company’s results of operation would be negatively impacted.

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

During the year ended December 31, 2021, the price of our common stock on The Nasdaq Global Market ranged from $17.20 to $25.61 per share, and over the period from January 1, 2020 to December 31, 2021 it ranged from $13.06 to $25.61. Our closing sale price on December 31, 2021 was $24.67 per share and on February 14, 2022 it was $25.02 per share. Our stock generally trades in relatively low volumes and its price may fluctuate in response to a number of events and factors, including, but not limited to, variations in operating results, litigation or governmental and regulatory proceedings, market perceptions of our financial reporting, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions.

We may issue additional stock, or reissue shares of treasury stock, without shareholder consent.

We have authorized 16,000,000 shares of common stock. As of December 31, 2021, 9,128,662 shares were issued and outstanding (including 4,564,087 shares that were held as treasury stock) and 6,871,338 shares were unissued. The Company has also granted options to purchase 34,229 shares of common stock that are currently outstanding and has 345,907 shares that are available to be awarded pursuant to our current equity incentive plans. The board of directors has authority, without action or vote of the stockholders, to issue all or part of the authorized but unissued shares and to reissue all of the treasury shares. Additional shares may be issued, or treasury shares reissued, in connection with future financing, acquisitions, employee stock plans or otherwise. Any such issuance, or reissuance, will dilute the percentage ownership of existing stockholders. We are also currently authorized to issue up to 500,000 shares of preferred stock, however, as of December 31, 2021, there were no preferred stock shares issued and outstanding. Under our certificate of incorporation, our board of directors can issue additional preferred stock in one or more series and fix the terms of such stock without shareholder approval. Preferred stock may include the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions. The issuance of preferred stock could adversely affect the rights of the holders of common stock and reduce the value of the common stock. In addition, specific rights granted to holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party.

Our ability to pay dividends on or repurchase our common stock is restricted.

We are a stock savings bank holding company and our operations are conducted primarily by the Bank. Since we receive substantially all of our revenue from dividends from the Bank, our ability to pay dividends on our common stock or repurchase common stock depends on our receipt of dividends from the Bank. Dividend payments from the Bank are subject to legal and regulatory limitations. The ability of the Bank to pay dividends to us is also subject to its profitability, financial condition, capital needs and other cash flow requirements. There is no assurance that the Bank will be able to pay dividends to us in the future or that we will be able to generate adequate cash flow to continue to pay dividends or repurchase our common stock in the future. The inability to receive dividends from the Bank could have an adverse effect on our business and financial condition.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

The Company owns its corporate office in Rochester, Minnesota and the buildings and land for eleven of its fourteen full service branches. The remaining three full service branches and two loan production offices are leased. These leased branches are located at; 100 1st Ave Bldg., Suite 200, Rochester, Minnesota; 2805 Dodd Road, Suite 160, Eagan, Minnesota; and 1015 West Frontage Road, Suite 100, Owatonna, Minnesota. The leased loan production offices are located at; 50 14th Avenue East, Suite 100, Sartell, Minnesota and 700 3rd St. North, Suite 2104, La Crosse, Wisconsin. The Bank uses all properties and they are all located in Minnesota, except for one full service branch located in Iowa and the one full service branch and one loan production office that are located in Wisconsin.

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

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information on pages 18 and 19 under the caption “Dividends”, on page 44 under “Note 16 Stockholders’ Equity” of the Notes to Consolidated Financial Statements, on page 58 under the caption “Common Stock Information” and on the inside back cover page of the Annual Report is incorporated herein by reference.

The following table provides information with respect to purchases made by the Company of its own stock during the fourth quarter of 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs (a)
October 1, 2021 to October 31, 2021	0	$	N/A	0	$4,870,500
November 1, 2021 to November 30, 2021	30,000		24.10	30,000	$4,147,650
December 1, 2021 to December 31, 2021	0		N/A	0	$4,147,650
Total	30,000		$24.10	30,000	$4,147,650

(a) On July 27, 2021 the Company’s Board of Directors announced an increase of $4.2 million in the amount of shares authorized to be repurchased from time to time, which increased the aggregate purchase price of shares eligible to be repurchased to $6.0 million. Share repurchases may be executed through various means, including through open market transactions, privately negotiated transactions or otherwise. The repurchase program does not obligate the Company to purchase any shares and has no set expiration date.

ITEM 6.   RESERVED

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND  RESULTS OF OPERATIONS

The table on page 7 and the tables regarding investment maturities on page 18 of Part 1 Item 1 of this Form 10-K, as well as the information on pages 6 through 20 under the caption “Management Discussion and Analysis” of the Annual Report is incorporated herein by reference.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements (including the Notes to Consolidated Financial Statements) on pages 21 through 51 of the Annual Report, are incorporated herein by reference.

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

Changes in internal controls. No change in the Company’s internal control over financial reporting was identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the fourth quarter of the fiscal year ended December 31, 2021 and that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under this framework, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.

ITEM 9B.   OTHER INFORMATION

None.

ITEM 9C.   DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from the information under the captions “Proposal 1 – Election of Directors - Board of Directors,” “Corporate Governance - Committees of the Board of Directors” and, if applicable, “Delinquent Section 16(a) Reports” in the Company’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the close of the Company’s fiscal year ended December 31, 2021 (the 2022 Proxy Statement).

Information About Our Executive Officers

Executive officers are chosen by and serve at the discretion of the Board of Directors of HMN and the Bank. There are no family relationships among any of the directors or officers of HMN and the Bank. The business experience of each executive officer of both HMN and the Bank is set forth below.

Bradley C. Krehbiel, age 63. Mr. Krehbiel has been a director of HMN and President of the Bank since 2009, President of HMN since 2010, and Chief Executive Officer of HMN and the Bank since 2012. Prior to that, he had been the Executive Vice President of the Bank since 2004. Mr. Krehbiel joined the Bank as Vice President of Business Banking in 1998. Prior to his employment at the Bank, Mr. Krehbiel held several positions in the financial services industry.

Jon J. Eberle, age 56. Mr. Eberle is Chief Financial Officer, Senior Vice President and Treasurer of HMN and the Chief Financial Officer, Executive Vice President and Treasurer of the Bank. Mr. Eberle has held the Chief Financial Officer and Treasurer positions since 2003 and the Executive Vice President position since 2012. Prior to that he served as a Vice President since 2000 and as the Controller since 1998. From 1994 to 1998, he served as the Director of Internal Audit for HMN and the Bank. Prior to his employment at the Bank, Mr. Eberle worked as a certified public accountant for a national accounting firm.

Lawrence D. McGraw, age 58. Mr. McGraw has served as the Chief Operating Officer and Executive Vice President of the Bank since 2012. Prior to that he served as Chief Credit Officer and Senior Vice President since 2010. Prior to his employment at the Bank, Mr. McGraw served as Regional President and Chief Banking Officer of a Minnesota community bank from 2005 until 2010. From 2001 to 2005 he served as the President and Chief Executive Officer of a branch location of the same community bank. Prior to his tenure at the Minnesota community bank, Mr. McGraw held various positions at two other community banks and the FDIC.

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

ITEM 11.   EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the information under the captions “Executive Compensation” and “Director Compensation” in the 2022 Proxy Statement.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from the information under the captions “Security Ownership of Management and Certain Beneficial Owners” and “Other Equity Compensation Plan Information” in the 2022 Proxy Statement.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from the information under the captions “Corporate Governance - Director Independence; - Related Person Transaction Approval Policy; and - Certain Transactions” in the 2022 Proxy Statement.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from the information under the captions “Corporate Governance - Independent Registered Public Accounting Firm” and “Approval of Independent Registered Public Accounting Firm Services and Fees” in the 2022 Proxy Statement.

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

3.	Exhibits

Exhibit Number	Exhibit	Filing Status
3.1	Certificate of Incorporation (Amended and Restated through July 28, 2015)	Incorporated by Reference (1)

3.2	Amended and Restated By-laws	Incorporated by Reference (2)

4.1	Form of Common Stock Certificate	Incorporated by Reference (3)

4.2	Description of Capital Stock	Incorporated by Reference (4)

10.1†	Form of Change in Control Agreement with executive officers	Incorporated by Reference (5)

10.2†	Directors Deferred Compensation Plan	Incorporated by Reference (6)

10.3†	Non-Employee Director Stock Purchase Plan	Incorporated by Reference (7)

10.4†	Description of annual awards to non-employee directors under the 2009 Equity Incentive Plan and form of Restricted Stock Agreement (approved April 28, 2015)	Incorporated by Reference (8)

Exhibit Number	Exhibit	Filing Status
10.5†	HMN Financial, Inc. Employee Stock Ownership Plan (Amended and Restated January 1, 2016)	Incorporated by Reference (9)

10.6†	HMN Financial, Inc. 2009 Equity Incentive Plan	Incorporated by Reference (10)

10.7†	Form of Incentive Stock Option Agreement under HMN Financial, Inc. 2009 Equity Incentive Plan (Approved January 26, 2016)	Incorporated by Reference (11)

10.8†	Executive Management Incentive Plan (Amended and Restated January 31, 2017)	Incorporated by Reference (12)

10.9†	HMN Financial, Inc. 2017 Equity Incentive Plan	Incorporated by Reference (13)

10.10†	Form of Directors’ Restricted Stock Agreement for awards granted to directors under the HMN Financial, Inc. 2017 Equity Incentive Plan	Incorporated by Reference (14)

10.11†	Form of Executives’ Restricted Stock Agreement for awards granted to executives under the HMN Financial, Inc. 2017 Equity Incentive Plan	Incorporated by Reference (15)

10.12†	Executive Severance Agreement, dated May 23, 2017, among the Company, the Bank and Bradley C. Krehbiel	Incorporated by Reference (16)

13	Portions of Annual Report to Security Holders for the fiscal year ended December 31, 2021 incorporated by reference	Filed Electronically

21	Subsidiaries of Registrant	Incorporated by Reference (17)

23.1	Consent of CliftonLarsonAllen LLP	Filed Electronically

24	Powers of Attorney	Included with Signatures

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically

32	Section 1350 Certifications	Filed Electronically

101
Financial Statements of the Company from the annual report on Form 10-K for the year ended December 31, 2021, formatted in inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.
Filed Electronically

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed Electronically

Exhibit Number	Exhibit	Filing Status

† Management contract or compensatory arrangement.

1	Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2015.
2	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated March 5, 2012.
3	Incorporated by reference to the same numbered exhibit to the Company’s Registration Statement on Form S-1 dated April 1, 1994.
4	Incorporated by reference to Exhibit 4.2 to the Company’s annual report on Form 10-K for the period ended December 31, 2019.
5	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 27, 2014, filed on June 2, 2014.
6	Incorporated by reference to the same numbered exhibit to the Company’s annual report on Form 10‑K for the period ended December 31, 1994.
7	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015.
8	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015.
9	Incorporated by reference to Exhibit 10. 5 to the Company’s annual report on Form 10-K for the period ended December 31, 2015.
10	Incorporated by reference to Exhibit A to the Company’s Proxy Statement for its Annual Meeting of Stockholders held on April 28, 2009.
11	Incorporated by reference to Exhibit 10.9 to the Company’s annual report on Form 10-K for the period ended December 31, 2015.
12	Incorporated by reference to Exhibit 10.11 to the Company’s annual report on Form 10-K for the period ended December 31, 2016.
13	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2017.
14	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2017.
15	Incorporated by reference to Exhibit 10.5 to the Company’s annual report on Form 10-K for the period ended December 31, 2017.
16	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 23, 2017, filed on May 30, 2017.
17	Incorporated by reference to Exhibit 21 to the Company’s annual report on Form 10-K for the period ended December 31, 2019.

ITEM 16.   FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HMN FINANCIAL, INC.
Date: March 4, 2022	By:	/s/Bradley Krehbiel
Bradley Krehbiel,
President and CEO

Each of the undersigned hereby appoints Wendy Shannon and Jon Eberle, and each of them (with full power to act alone), as attorneys and agents for the undersigned, with full power of substitution, for and in the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission under the Securities Act of 1934, as amended, any and all amendments and exhibits to this Form 10-K and any and all applications, instruments, and other documents to be filed with the Securities and Exchange Commission pertaining to this Form 10-K or any amendments thereto, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary or desirable. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 4, 2022.

Name	Title

/s/ Bradley Krehbiel	President and Chief Executive Officer
Bradley Krehbiel	(Principal Executive Officer)

/s/ Jon Eberle	Senior Vice President,
Jon Eberle	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

/s/ Wendy Shannon	Chair of the Board
Wendy Shannon

/s/ Allen Berning	Director
Allen Berning

/s/ Sequoya Borgman	Director
Sequoya Borgman

/s/ Bernard Nigon	Director
Bernard Nigon

/s/ Mark Utz	Director
Mark Utz

/s/ Barbara Butts Williams	Director
Barbara Butts Williams

/s/ Hans Zietlow	Director
Hans Zietlow