Form 10-Q
period 2022-03-31
HMN FINANCIAL INC
filed 2022-05-04
CIK 921183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at April 29, 2022
Common stock, $0.01 par value	4,540,976

HMN FINANCIAL, INC.

PART I – FINANCIAL INFORMATION

Item 1 : Financial Statements

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31,	December 31,
(Dollars in thousands, except par value)	2022	2021
	(unaudited)
Assets
Cash and cash equivalents	$29,176	94,143
Securities available for sale:
Mortgage-backed and related securities (amortized cost $249,903 and $247,275)	235,349	245,397
Other marketable securities (amortized cost $50,693 and $40,691)	49,299	40,368
Total securities available for sale	284,648	285,765

Loans held for sale	1,882	5,575
Loans receivable, net	679,124	652,502
Accrued interest receivable	2,269	2,132
Mortgage servicing rights, net	3,270	3,280
Premises and equipment, net	17,225	17,373
Goodwill	802	802
Core deposit intangible	4	10
Prepaid expenses and other assets	4,741	5,427
Deferred tax asset, net	6,257	2,529
Total assets	$1,029,398	1,069,538

Liabilities and Stockholders’ Equity
Deposits	$920,398	950,666
Accrued interest payable	58	63
Customer escrows	2,954	2,143
Accrued expenses and other liabilities	5,365	6,635
Total liabilities	928,775	959,507
Commitments and contingencies
Stockholders’ equity:
Serial-preferred stock ($.01 par value): authorized 500,000 shares; issued 0	0	0
Common stock ($.01 par value): authorized 16,000,000 shares; issued 9,128,662	91	91
Additional paid-in capital	40,695	40,740
Retained earnings, subject to certain restrictions	132,634	131,413
Accumulated other comprehensive loss	(11,601)	(1,583)
Unearned employee stock ownership plan shares	(1,208)	(1,256)
Treasury stock, at cost 4,588,712 and 4,564,087 shares	(59,988)	(59,374)
Total stockholders’ equity	100,623	110,031
Total liabilities and stockholders’ equity	$1,029,398	1,069,538

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive (Loss) Income

(unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2022	2021
Interest income:
Loans receivable	$6,751	7,360
Securities available for sale:
Mortgage-backed and related	727	391
Other marketable	61	107
Other	26	31
Total interest income	7,565	7,889

Interest expense:
Deposits	283	453
Total interest expense	283	453
Net interest income	7,282	7,436
Provision for loan losses	296	(576)
Net interest income after provision for loan losses	6,986	8,012

Non-interest income:
Fees and service charges	766	739
Loan servicing fees	386	395
Gain on sales of loans	868	1,773
Other	355	348
Total non-interest income	2,375	3,255

Non-interest expense:
Compensation and benefits	4,288	3,821
Occupancy and equipment	1,050	1,107
Data processing	354	347
Professional services	529	203
Other	1,031	1,001
Total non-interest expense	7,252	6,479
Income before income tax expense	2,109	4,788
Income tax expense	622	1,370
Net income	1,487	3,418
Other comprehensive loss, net of tax	(10,018)	(1,241)
Comprehensive (loss) income available to common shareholders	$(8,531)	2,177
Basic earnings per share	$0.34	0.75
Diluted earnings per share	$0.34	0.74

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

(unaudited)

					Unearned
					Employee
				Accumulated	Stock		Total
		Additional		Other	Ownership		Stock-
	Common	Paid-In	Retained	Comprehensive	Plan	Treasury	Holders’
(Dollars in thousands)	Stock	Capital	Earnings	Loss	Shares	Stock	Equity
Balance, December 31, 2021	$91	40,740	131,413	(1,583)	(1,256)	(59,374)	110,031
Net income			1,487				1,487
Other comprehensive loss				(10,018)			(10,018)
Dividends paid to stockholders			(266)				(266)
Stock repurchases						(743)	(743)
Restricted stock awards		(182)				182	0
Stock awards withheld for tax withholding						(53)	(53)
Amortization of restricted stock awards		62					62
Earned employee stock ownership plan shares		75			48		123
Balance, March 31, 2022	$91	40,695	132,634	(11,601)	(1,208)	(59,988)	100,623

					Unearned
					Employee
				Accumulated	Stock		Total
		Additional		Other	Ownership		Stock-
	Common	Paid-In	Retained	Comprehensive	Plan	Treasury	Holders’
(Dollars in thousands)	Stock	Capital	Earnings	Income	Shares	Stock	Equity
Balance, December 31, 2020	$91	40,480	117,849	1,282	(1,450)	(55,000)	103,252
Net income			3,418				3,418
Other comprehensive loss				(1,241)			(1,241)
Stock repurchases						(523)	(523)
Restricted stock awards		(184)				184	0
Amortization of restricted stock awards		60					60
Earned employee stock ownership plan shares		49			49		98
Balance, March 31, 2021	$91	40,405	121,267	41	(1,401)	(55,339)	105,064

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Cash flows from operating activities:
Net income	$1,487	3,418
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	296	(576)
Depreciation	315	254
Amortization of premiums, net	282	181
Amortization of deferred loan fees	(82)	(625)
Amortization of core deposit intangible	6	25
Amortization of purchased loan fair value adjustments	(11)	(5)
Amortization of mortgage servicing rights	225	297
Capitalized mortgage servicing rights	(215)	(368)
Losses (gains) recognized on equity securities	31	(53)
Gain on sales of loans	(868)	(1,773)
Proceeds from sale of loans held for sale	33,877	50,040
Disbursements on loans held for sale	(23,739)	(46,156)
Amortization of restricted stock awards	62	60
Amortization of unearned Employee Stock Ownership Plan shares	48	49
Earned Employee Stock Ownership Plan shares priced above original cost	75	49
(Increase) decrease in accrued interest receivable	(137)	728
(Decrease) increase in accrued interest payable	(5)	5
Decrease (increase) in other assets	720	(1,586)
Decrease in other liabilities	(1,270)	(1,295)
Other, net	1	2
Net cash provided by operating activities	11,098	2,671
Cash flows from investing activities:
Principal collected on securities available for sale	12,132	7,498
Proceeds collected on maturities of securities available for sale	0	25,682
Purchases of securities available for sale	(25,043)	(66,268)
Purchase of Federal Home Loan Bank stock	(191)	(159)
Net increase in loans receivable	(32,276)	(960)
Proceeds from sale of premises	4	0
Purchases of premises and equipment	(172)	(66)
Net cash used by investing activities	(45,546)	(34,273)
Cash flows from financing activities:
(Decrease) increase in deposits	(30,268)	60,274
Purchase of treasury stock	(743)	(523)
Stock awards withheld for tax withholding	(53)	0
Dividends to stockholders	(266)	0
Increase in customer escrows	811	973
Net cash (used) provided by financing activities	(30,519)	60,724
(Decrease) increase in cash and cash equivalents	(64,967)	29,122
Cash and cash equivalents, beginning of period	94,143	86,269
Cash and cash equivalents, end of period	$29,176	115,391
Supplemental cash flow disclosures:
Cash paid for interest	$288	448
Cash paid for income taxes	0	1,921
Supplemental noncash flow disclosures:
Loans transferred to loans held for sale	5,451	3,008

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

(2) Basis of Preparation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of comprehensive (loss) income, consolidated statements of stockholders' equity and consolidated statements of cash flows in conformity with U.S. Generally Accepted Accounting Principles (GAAP). However, all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The results of operations for the three month period ended March 31, 2022 are not necessarily indicative of the results which may be expected for the entire year.

(3) New Accounting Standards

In March 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The amendments in this ASU eliminate the guidance for troubled debt restructurings (TDRs) by creditors in Subtopic 310-40, Receivables-Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancing and restructures by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying the recognition and measurement guidance for TDRs, an entity must apply the loan refinancing and restructuring guidance in paragraphs 310-20-35-9 through 35-11 to determine whether a modification results in a new loan or a continuation of an existing loan. For public business entities, such as HMN, the amendments in this ASU require that an entity disclose current period gross writeoffs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments-Credit Losses-Measured at Amortized Cost in the vintage disclosures required by paragraph 326-20-50-6. The amendments in the ASU will be effective for entities, such as HMN, that have not yet adopted the amendments in ASU 2016-13 when ASU 2016-13 is adopted. The amendments in this ASU should be applied prospectively, except as provided in the next sentence. For the transition method related to the recognition and measurement of TDRs, an entity has the option to apply a modified retrospective transition method resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. Management is in the process of evaluating the impact of this ASU on the Company’s financial statement amounts and disclosures when it is adopted in the first quarter of 2023.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this ASU affect all entities that measure credit losses on financial instruments including loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial asset that has a contractual right to receive cash that is not specifically excluded. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this ASU replace the incurred loss impairment methodology required in current GAAP with a methodology that reflects expected credit losses that requires consideration of a broader range of reasonable and supportable information to estimate credit losses. The amendments in this ASU will affect entities to varying degrees depending on the credit quality of the assets held by the entity, the duration of the assets held, and how the entity applies the current incurred loss methodology. The amendments in this ASU, for public business entities that are filers with the Securities and Exchange Commission (SEC), were originally effective for fiscal years beginning after December 15, 2019, including interim periods within those annual periods. On November 26, 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses which delayed the implementation date of ASU 2016-13 for SEC smaller reporting companies, such as HMN, from the first quarter of 2020 to the first quarter of 2023. All entities may adopt the amendments in the ASU early as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Amendments should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. The Company has not early adopted this ASU. Management has accumulated the charge off information necessary to calculate the appropriate life of loan loss percentages for the various loan categories, has identified several key metrics to help identify and project anticipated changes in the credit quality of the Bank’s loan portfolio upon enactment, has identified some qualitative reserve metrics and amounts, and has prepared preliminary calculations using the new methodology as outlined in the ASU. Based on the preliminary calculations it is not anticipated that the adoption of this ASU will have a material impact on the Company’s consolidated financial statements when it is adopted in the first quarter of 2023.

On February 6, 2020, the FASB issued ASU 2020-02, Financial Instruments-Credit Losses (Topic 326) and Leases (Topic 842)-Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842). The amendments in this ASU related to Leases (Topic 842) did not have any impact on the Company. The amendments in this ASU related to Topic 326 adds additional guidance related to the SEC’s expectations for the documentation of the measurement, review process, and the systematic methodology used by entities to determine the current credit losses under FASB ASC Topic 326. It is anticipated that this additional guidance will require periodic third party reviews of the Company’s calculation of the allowance for credit losses in subsequent periods after ASC Topic 326 is adopted in the first quarter of 2023.

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

The following table summarizes the assets and liabilities of the Company for which fair values are determined on a recurring basis as of March 31, 2022 and December 31, 2021.

	Carrying Value at March 31, 2022
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale	$284,648	0	284,648	0
Equity securities	217	0	217	0
Mortgage loan commitments	(131)	0	(131)	0
Total	$284,734	0	284,734	0

	Carrying Value at December 31, 2021
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale	$285,765	0	285,765	0
Equity securities	248	0	248	0
Mortgage loan commitments	26	0	26	0
Total	$286,039	0	286,039	0

The Company may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of the lower-of-cost-or-market accounting or write-downs of individual assets. The following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at March 31, 2022 and December 31, 2021.

	Carrying Value at March 31, 2022
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Three Months Ended March 31, 2022 Total Losses
Loans held for sale	$1,882	0	1,882	0	(31)
Mortgage servicing rights	3,270	0	3,270	0	0
Impaired loans	4,117	0	4,117	0	(42)
Real estate, net	290	0	290	0	0
Total	$9,559	0	9,559	0	(73)

	Carrying Value at December 31, 2021
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Year Ended December 31, 2021 Total Losses
Loans held for sale	$5,575	0	5,575	0	(56)
Mortgage servicing rights	3,280	0	3,280	0	0
Impaired loans	4,244	0	4,244	0	(218)
Real estate, net	290	0	290	0	0
Total	$13,389	0	13,389	0	(274)

(5) Fair Value of Financial Instruments

ASC 825, Disclosures about Fair Values of Financial Instruments requires interim reporting period disclosure of the estimated fair values of the Company’s financial instruments, including assets, liabilities and off-balance sheet items for which it is practicable to estimate fair value. The fair value estimates are made as of March 31, 2022 and December 31, 2021 based upon relevant market information, if available, and upon the characteristics of the financial instruments themselves. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based upon judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors.

The estimated fair value of the Company’s financial instruments as of March 31, 2022 and December 31, 2021 are shown below. Following the table, there is an explanation of the methods and assumptions used to estimate the fair value of each class of financial instruments.

	March 31, 2022						December 31, 2021
			Fair Value Hierarchy						Fair Value Hierarchy
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3	Contract Amount	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3	Contract Amount
Financial assets:
Cash and cash equivalents	$29,176	29,176	29,176				94,143	94,143	94,143
Securities available for sale	284,648	284,648		284,648			285,765	285,765		285,765
Equity securities	217	217		217			248	248		248
Loans held for sale	1,882	1,882		1,882			5,575	5,575		5,575
Loans receivable, net	679,124	672,369		672,369			652,502	661,298		661,298
Federal Home Loan Bank stock	1,283	1,283		1,283			1,092	1,092		1,092
Accrued interest receivable	2,269	2,269		2,269			2,132	2,132		2,132

Financial liabilities:
Deposits	920,398	919,450		919,450			950,666	950,558		950,558
Accrued interest payable	58	58		58			63	63		63
Off-balance sheet financial instruments:
Commitments to extend credit	(131)	(131)				195,861	26	26				195,141
Commitments to sell loans	43	43				13,345	12	12				12,340

Cash and Cash Equivalents

The carrying amount of cash and cash equivalents approximates their fair value.

Securities Available for Sale

The fair values of securities were based upon quoted market prices for similar securities.

Equity Securities

The fair values of equity securities were based upon quoted market prices for similar securities.

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

(6) Other Comprehensive (Loss) Income

Other comprehensive (loss) income is defined as the change in equity during a period from transactions and other events from non-owner sources. Comprehensive (loss) income is the total of net income and other comprehensive loss or income, which for the Company is comprised of unrealized losses or gains on securities available for sale. The components of other comprehensive (loss) income and the related tax effects were as follows:

	For the period ended March 31,
(Dollars in thousands)	2022			2021
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Securities available for sale:
Gross unrealized losses arising during the period	$(13,746)	(3,728)	(10,018)	(1,721)	(480)	(1,241)
Other comprehensive loss	$(13,746)	(3,728)	(10,018)	(1,721)	(480)	(1,241)

(7) Securities Available For Sale

The following table shows the gross unrealized losses and fair values for the securities available for sale portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2022 and December 31, 2021.

	Less Than Twelve Months			Twelve Months or More			Total
(Dollars in thousands)	# of Investments	Fair Value	Unrealized Losses	# of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2022
Mortgage backed securities:
Federal National Mortgage Association (FNMA)	24	$94,362	(5,167)	10	$34,367	(2,504)	$128,729	(7,671)
Federal Home Loan Mortgage Corporation (FHLMC)	15	77,184	(4,769)	8	27,878	(2,114)	105,062	(6,883)
Other marketable securities:
U.S. Government agency obligations	6	29,129	(869)	2	9,594	(404)	38,723	(1,273)
Corporate preferred stock	0	0	0	1	560	(140)	560	(140)
Total temporarily impaired securities	45	$200,675	(10,805)	21	$72,399	(5,162)	$273,074	(15,967)

	Less Than Twelve Months			Twelve Months or More			Total
(Dollars in thousands)	# of Investments	Fair Value	Unrealized Losses	# of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2021
Mortgage backed securities:
FNMA	19	$98,423	(1,234)	2	$6,810	(133)	$105,233	(1,367)
FHLMC	17	85,624	(1,038)	2	7,664	(151)	93,288	(1,189)
Other marketable securities:
U.S. Government agency obligations	7	34,659	(337)	0	0	0	34,659	(337)
Corporate preferred stock	0	0	0	1	658	(42)	658	(42)
Total temporarily impaired securities	43	$218,706	(2,609)	5	$15,132	(326)	$233,838	(2,935)

The Company reviews its investment portfolio on a quarterly basis for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the market liquidity for the investment, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer, and the Company’s intent and ability to hold the investment for a period of time sufficient to recover the temporary loss. The unrealized losses on impaired securities other than the corporate preferred stock are the result of changes in interest rates. The unrealized losses reported for the corporate preferred stock at March 31, 2022 relates to a single trust preferred security that was issued by the holding company of a small community bank. As of March 31, 2022 all payments were current on the trust preferred security and the issuer’s subsidiary bank was considered to be well-capitalized based on its most recent regulatory filing. Based on a review of the issuer, it was determined that the trust preferred security was not other-than-temporarily impaired at March 31, 2022 as the Company does not intend to sell the security and has the intent and ability to hold it for a period of time sufficient to recover the temporary loss. Management believes that the Company will receive all principal and interest payments contractually due on the security and that the decrease in the market value is primarily due to a lack of liquidity in the market for trust preferred securities. Management will continue to monitor the credit risk of the issuer and may be required to recognize other-than-temporary impairment charges on this security in future periods.

A summary of securities available for sale at March 31, 2022 and December 31, 2021 is as follows:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2022
Mortgage-backed securities:
FNMA	$136,400	0	(7,671)	128,729
FHLMC	113,459	0	(6,883)	106,576
Collateralized mortgage obligations:
FNMA	44	0	0	44
	249,903	0	(14,554)	235,349
Other marketable securities:
U.S. Government agency obligations	49,993	19	(1,273)	48,739
Corporate preferred stock	700	0	(140)	560
	50,693	19	(1,413)	49,299
	$300,596	19	(15,967)	284,648

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2021
Mortgage-backed securities:
FNMA	$138,628	550	(1,367)	137,811
FHLMC	108,599	126	(1,189)	107,536
Collateralized mortgage obligations:
FNMA	48	2	0	50
	247,275	678	(2,556)	245,397
Other marketable securities:
U.S. Government agency obligations	39,991	56	(337)	39,710
Corporate preferred stock	700	0	(42)	658
	40,691	56	(379)	40,368
	$287,966	734	(2,935)	285,765

The following table indicates amortized cost and estimated fair value of securities available for sale at March 31, 2022 based upon contractual maturity adjusted for scheduled repayments of principal and projected prepayments of principal based upon current economic conditions and interest rates.

(Dollars in thousands)	Amortized Cost	Fair Value
Due less than one year	$65,173	61,542
Due after one year through five years	184,049	174,822
Due after five years through fifteen years	51,371	48,281
Due after fifteen years	3	3
Total	$300,596	284,648

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

(8) Loans Receivable, Net

A summary of loans receivable at March 31, 2022 and December 31, 2021 is as follows:

(Dollars in thousands)	March 31, 2022	December 31, 2021
Single family	$168,481	163,322
Commercial real estate:
Real estate rental and leasing	213,559	209,666
Other	193,895	187,202
	407,454	396,868
Consumer	41,031	41,645
Commercial business	71,960	60,165
Total loans	688,926	662,000
Less:
Unamortized discounts	12	10
Net deferred loan fees	206	209
Allowance for loan losses	9,584	9,279
Total loans receivable, net	$679,124	652,502

(9) Allowance for Loan Losses and Credit Quality Information

The allowance for loan losses is summarized as follows:

(Dollars in thousands)	Single Family	Commercial Real Estate	Consumer	Commercial Business	Total
Balance, December 31, 2021	$974	6,388	981	936	9,279
Provision for losses	28	107	10	151	296
Charge-offs	0	0	(1)	0	(1)
Recoveries	0	0	1	9	10
Balance, March 31, 2022	$1,002	6,495	991	1,096	9,584

Balance, December 31, 2020	$1,030	7,295	1,389	985	10,699
Provision for losses	(191)	(222)	(171)	8	(576)
Charge-offs	0	0	(31)	0	(31)
Recoveries	0	0	2	38	40
Balance, March 31, 2021	$839	7,073	1,189	1,031	10,132

Allocated to:
Specific reserves	$36	280	83	7	406
General reserves	938	6,108	898	929	8,873
Balance, December 31, 2021	$974	6,388	981	936	9,279

Allocated to:
Specific reserves	$34	280	121	7	442
General reserves	968	6,215	870	1,089	9,142
Balance, March 31, 2022	$1,002	6,495	991	1,096	9,584

Loans receivable at December 31, 2021:
Individually reviewed for impairment	$340	3,757	546	7	4,650
Collectively reviewed for impairment	162,982	393,111	41,099	60,158	657,350
Ending balance	$163,322	396,868	41,645	60,165	662,000

Loans receivable at March 31, 2022:
Individually reviewed for impairment	$478	3,551	523	7	4,559
Collectively reviewed for impairment	168,003	403,903	40,508	71,953	684,367
Ending balance	$168,481	407,454	41,031	71,960	688,926

The following table summarizes the amount of classified and unclassified loans at March 31, 2022 and December 31, 2021:

	March 31, 2022
	Classified					Unclassified
(Dollars in thousands)	Special Mention	Substandard	Doubtful	Loss	Total	Total	Total Loans
Single family	$134	935	54	0	1,123	167,358	168,481
Commercial real estate:
Real estate rental and leasing	15,470	4,731	0	0	20,201	193,358	213,559
Other	6,296	9,318	0	0	15,614	178,281	193,895
Consumer	0	413	20	90	523	40,508	41,031
Commercial business	1,893	1,739	0	0	3,632	68,328	71,960
	$23,793	17,136	74	90	41,093	647,833	688,926

	December 31, 2021
	Classified					Unclassified
(Dollars in thousands)	Special Mention	Substandard	Doubtful	Loss	Total	Total	Total Loans
Single family	$410	791	56	0	1,257	162,065	163,322
Commercial real estate:
Real estate rental and leasing	16,012	4,753	0	0	20,765	188,901	209,666
Other	6,824	9,571	0	0	16,395	170,807	187,202
Consumer	0	475	21	50	546	41,099	41,645
Commercial business	1,933	1,813	0	0	3,746	56,419	60,165
	$25,179	17,403	77	50	42,709	619,291	662,000

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

The aging of past due loans at March 31, 2022 and December 31, 2021 is summarized as follows:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
March 31, 2022
Single family	$679	0	265	944	167,537	168,481	0
Commercial real estate:
Real estate rental and leasing	0	0	0	0	213,559	213,559	0
Other	0	0	0	0	193,895	193,895	0
Consumer	393	34	122	549	40,482	41,031	0
Commercial business	0	0	0	0	71,960	71,960	0
	$1,072	34	387	1,493	687,433	688,926	0
December 31, 2021
Single family	$864	65	153	1,082	162,240	163,322	0
Commercial real estate:
Real estate rental and leasing	198	0	0	198	209,468	209,666	0
Other	226	3,402	0	3,628	183,574	187,202	0
Consumer	174	89	122	385	41,260	41,645	0
Commercial business	0	0	0	0	60,165	60,165	0
	$1,462	3,556	275	5,293	656,707	662,000	0

Impaired loans include loans that are non-performing (non-accruing) and loans that have been modified in a troubled debt restructuring (TDR). The following table summarizes impaired loans and related allowances as of March 31, 2022 and December 31, 2021:

	March 31, 2022			December 31, 2021
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans with no related allowance recorded:
Single family	$394	413	0	253	272	0
Commercial real estate:
Other	185	185	0	189	189	0
Consumer	359	359	0	419	419	0

Loans with an allowance recorded:
Single family	84	84	34	87	87	36
Commercial real estate:
Other	3,366	3,366	280	3,568	3,568	280
Consumer	164	164	121	127	127	83
Commercial business	7	7	7	7	7	7

Total:
Single family	478	497	34	340	359	36
Commercial real estate:
Other	3,551	3,551	280	3,757	3,757	280
Consumer	523	523	121	546	546	83
Commercial business	7	7	7	7	7	7
	$4,559	4,578	442	4,650	4,669	406

The following table summarizes the average recorded investment and interest income recognized on impaired loans during the three months ended March 31, 2022 and 2021:

	March 31, 2022		March 31, 2021
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance recorded:
Single family	$324	2	739	6
Commercial real estate:
Real estate rental and leasing	0	0	1,002	0
Other	187	0	205	0
Consumer	389	2	543	1

Loans with an allowance recorded:
Single family	86	0	116	0
Commercial real estate:
Real estate rental and leasing	0	0	83	0
Other	3,467	0	157	0
Consumer	146	1	162	0
Commercial business	7	0	36	0

Total:
Single family	410	2	855	6
Commercial real estate:
Real estate rental and leasing	0	0	1,085	0
Other	3,654	0	362	0
Consumer	535	3	705	1
Commercial business	7	0	36	0
	$4,606	5	3,043	7

At March 31, 2022 and December 31, 2021, non-accruing loans totaled $4.5 million and $4.6 million, respectively, for which the related allowance for loan losses was $0.4 million for both periods. All of the interest income recognized for non-accruing loans was recognized using the cash basis method of income recognition. Non-accruing loans for which no specific allowance has been recorded because management determined that the value of the collateral was sufficient to repay the loan totaled $0.9 million at both March 31, 2022 and December 31, 2021. Non-accrual loans also include certain loans that have had terms modified in a TDR.

The non-accrual loans at March 31, 2022 and December 31, 2021 are summarized as follows:

(Dollars in thousands)	March 31, 2022	December 31, 2021

Single family	$478	$340
Commercial real estate:
Other	3,551	3,757
Consumer	500	517
Commercial business	7	7
	$4,536	$4,621

At March 31, 2022 and December 31, 2021, there were loans included in loans receivable, net, with terms that had been modified in a TDR totaling $1.0 million and $1.1 million, respectively. Of the loans that were restructured in the first quarter of 2022, none were classified but performing, and $0.2 were non-performing at March 31, 2022.

The following table summarizes TDRs at March 31, 2022 and December 31, 2021:

	March 31, 2022			December, 31, 2021
(Dollars in thousands)	Accruing	Non-Accrual	Total	Accruing	Non-Accrual	Total
Single family	$0	250	250	0	254	254
Commercial real estate	0	349	349	0	355	355
Consumer	23	375	398	29	413	442
	$23	974	997	29	1,022	1,051

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

When a loan is modified in a TDR, there may be a direct, material impact on the loans within the consolidated balance sheets, as principal balances may be partially forgiven. The financial effects of TDRs are presented in the following table and represent the difference between the outstanding recorded balance pre-modification and post-modification, for the three months ended March 31, 2022 and March 31, 2021.

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial real estate:
Other	1	$165	165	1	$139	139
Commercial business	0	0	0	1	14	14
Total	1	$165	165	2	$153	153

There were no loans that were restructured within the twelve months preceding March 31, 2022 and March 31, 2021 that subsequently defaulted during the three months ended March 31, 2022 and March 31, 2021.

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

TDRs are reviewed for impairment following the same methodology as other impaired loans. For loans that are collateral-dependent, the value of the collateral is reviewed and additional reserves may be added as needed. Loans that are not collateral-dependent may have additional reserves established if deemed necessary. The reserves for TDRs were $0.2 million, or 2.4%, of the total $9.6 million in loan loss reserves at March 31, 2022 and $0.2 million, or 2.6%, of the total $9.3 million in loan loss reserves at December 31, 2021.

The Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law on March 27, 2020 and the Bank’s regulators issued the Interagency Statement on Loan Modification and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus on April 7, 2020. Section 4013 of the CARES Act temporarily allowed the Bank to grant modifications of loans to borrowers that were impacted by the pandemic without classifying the modifications as TDRs if the accommodation was granted before December 31, 2021. In accordance with the regulatory guidance, the Bank granted accommodations on certain loans to borrowers who were negatively impacted by the COVID-19 pandemic. At March 31, 2022 and March 31, 2021, the Bank had $0 and $34.5 million, respectively, of outstanding loans that were granted loan accommodations in accordance with Section 4013 of the CARES Act.

(10) Intangible Assets

The Company’s intangible assets consist of core deposit intangibles, goodwill and mortgage servicing rights. A summary of mortgage servicing activity is as follows:

(Dollars in thousands)	Three Months Ended March 31, 2022	Twelve Months Ended December 31, 2021	Three Months Ended March 31, 2021
Balance, beginning of period	$3,280	3,043	3,043
Originations	215	1,405	368
Amortization	(225)	(1,168)	(297)
Balance, end of period	$3,270	3,280	3,114
Fair value of mortgage servicing rights	$5,469	4,813	4,073

All of the loans sold where the Company continues to service the loans are serviced for FNMA under the individual loan sale program. The following is a summary of the risk characteristics of the loans being serviced for FNMA at March 31, 2022:

		Weighted	Weighted
	Loan	Average	Average
	Principal	Interest	Remaining	Number
(Dollars in thousands)	Balance	Rate	Term (months)	of Loans
Original term 15 year fixed rate	$117,268	2.85%	141	1,066
Original term 30 year fixed rate	428,532	3.43	312	2,671

Amortization expense for intangible assets was $0.2 million and $0.3 million for the three month periods ended March 31, 2022 and March 31, 2021, respectively. The gross carrying amount of intangible assets and the associated accumulated amortization at March 31, 2022 and December 31, 2021 is presented in the following table.

	March 31, 2022
	Gross		Unamortized
	Carrying	Accumulated	Intangible
(Dollars in thousands)	Amount	Amortization	Assets
Mortgage servicing rights	$5,931	(2,661)	3,270
Core deposit intangible	154	(150)	4
Goodwill	802	0	802
Total	$6,887	(2,811)	4,076

	December 31, 2021
	Gross		Unamortized
	Carrying	Accumulated	Intangible
(Dollars in thousands)	Amount	Amortization	Assets
Mortgage servicing rights	$5,854	(2,574)	3,280
Core deposit intangible	574	(564)	10
Goodwill	802	0	802
Total	$7,230	(3,138)	4,092

The following table indicates the estimated future amortization expense for intangible assets:

(Dollars in thousands)	Mortgage Servicing Rights	Core Deposit Intangible	Total Intangible Assets
Year ending December 31,
2022	$535	4	539
2023	672	0	672
2024	637	0	637
2025	569	0	569
2026	469	0	469
Thereafter	388	0	388
Total	$3,270	4	3,274

No amortization expense relating to goodwill is recorded as GAAP does not allow goodwill to be amortized but requires that it be tested for impairment at least annually, or sooner, if there are indications that impairment may exist.

Projections of amortization are based on existing asset balances and the existing interest rate environment as of March 31, 2022. The Company’s actual experience may be significantly different depending upon changes in mortgage interest rates and other market conditions.

(11) Leases

The Company accounts for its leases in accordance with ASU 2016-02, Leases (Topic 842) and as of March 31, 2022 a $0.3 million right-of-use asset and an offsetting lease payment obligation liability were recorded on the consolidated balance sheet in other assets and other liabilities, respectively.

Operating lease right-of-use assets represent the Company’s right to use an underlying asset during the lease term and operating lease liabilities represent its obligation to make lease payments arising from the lease. Right-of-use assets and operating lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents the Company’s incremental borrowing rate at the lease commencement date. Because the Company only has operating leases and the right-of-use asset is offset by a lease payment obligation liability, the lease payments are the only amount that is recorded in occupancy expense in the consolidated statements of comprehensive (loss) income.

The Company’s leases relate to office space and bank branches with remaining lease terms between five and thirty-seven months. Certain leases contain extension options which typically range from three to ten years. Because these extension options are not considered reasonably certain of exercise, they are not included in the lease term.

The table below summarizes the Company’s net lease cost for the three months ended March 31, 2022 and 2021.

(Dollars in thousands)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Operating lease cost	$57	225

The table below summarizes other information related to the Company’s operating leases:

(Dollars in thousands)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$57	225
Weighted-average remaining lease term – operating leases, in years	2.2	3.5
Weighted-average discount rate – operating leases	1.83%	2.19%

The decrease in the net lease cost and operating cash flows between the periods is related to the purchase of the combined corporate office and branch facility in Rochester, Minnesota during the fourth quarter of 2021. This facility had previously been leased by the Company.

The table below summarizes the maturity of remaining lease liabilities at March 31, 2022:

(Dollars in thousands)	March 31, 2022
2022	$155
2023	92
2024	77
2025	15
2026 and thereafter	0
Total lease payments	339
Less: Interest	(7)
Present value of lease liabilities	$332

(12) Earnings per Common Share

The following table reconciles the weighted average shares outstanding and the earnings available to common stockholders used for basic and diluted earnings per common share:

	Three Months Ended
(Dollars in thousands, except per share data)	March 31, 2022	March 31, 2021
Weighted average number of common shares outstanding used in basic earnings per common share calculation	4,391,325	4,560,743
Net dilutive effect of:
Restricted stock awards and options	33,878	28,681
Weighted average number of shares outstanding adjusted for effect of dilutive securities	4,425,203	4,589,424
Income available to common stockholders	$1,487	3,418
Basic earnings per common share	$0.34	0.75
Diluted earnings per common share	$0.34	0.74

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

The FRB amended its Small Bank Holding Company Policy Statement (Policy Statement), to exempt small bank holding companies with assets less than $3 billion from the above capital requirements. The Policy Statement was also expanded to include savings and loan holding companies that meet the Policy Statement’s qualitative requirements for exemption. The Company currently meets the qualitative exemption requirements, and therefore, is exempt from the above capital requirements.

Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table and defined in the regulation) of common equity Tier 1 capital to risk-weighted assets, Tier 1 capital to adjusted total assets, Tier 1 capital to risk-weighted assets and total capital to risk-weighted assets.

The Bank’s average total assets for the first quarter of 2022 were $1.0 billion, its adjusted total assets were $1.0 billion, and its risk-weighted assets were $778.7 million. The following table presents the Bank’s capital amounts and ratios at March 31, 2022 for actual capital, required capital and excess capital, including ratios in order to qualify as being well capitalized under the prompt corrective actions regulations.

	Actual		Required to be Adequately Capitalized		Excess Capital		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Percent of Assets(1)	Amount	Percent of Assets(1)	Amount	Percent of Assets(1)	Amount	Percent of Assets(1)
March 31, 2022
Common equity Tier 1 capital	$99,354	12.76%	$35,040	4.50%	$64,314	8.26%	$50,614	6.50%
Tier 1 leverage	99,354	9.55	41,633	4.00	57,721	5.55	52,042	5.00
Tier 1 risk-based capital	99,354	12.76	46,720	6.00	52,634	6.76	62,294	8.00
Total risk-based capital	108,938	13.99	62,294	8.00	46,644	5.99	77,867	10.00

(1) Based upon the Bank’s adjusted total assets for the purpose of the Tier 1 leverage capital ratio and risk-weighted assets for the purpose of the risk-based capital ratios.

The Bank must maintain a capital conservation buffer of 2.50% composed of common equity Tier 1 capital above its minimum risk-based capital requirements in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. Management believes that, as of March 31, 2022, the Bank’s capital ratios were in excess of those quantitative capital ratio standards set forth under the current prompt corrective action regulations, including the capital conservation buffer described above. However, there can be no assurance that the Bank will continue to maintain such status in the future. The OCC has extensive discretion in its supervisory and enforcement activities and can adjust the requirement to be well-capitalized in the future.

(14) Stockholders’ Equity

The Company repurchased 30,000 shares of its common stock in the open market for a gross purchase price of $0.7 million under its share repurchase program during the first quarter of 2022. At March 31, 2022, the Company was authorized to repurchase up to $3.4 million more of its common stock under the existing share repurchase program. The Company also declared a quarterly dividend of 6 cents per share that was paid to stockholders as of the record date on March 9, 2022.

(15) Commitments and Contingencies

The Bank issues standby letters of credit which guarantee the performance of customers to third parties. The standby letters of credit issued and available at March 31, 2022 were approximately $10.5 million, expire over the next twenty-three months, and are collateralized primarily with commercial real estate mortgages. Since the conditions under which the Bank is required to fund the standby letters of credit may not materialize, the cash requirements are expected to be less than the total outstanding commitments.

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

(Dollars in thousands)	Home Federal Savings Bank	Other	Eliminations	Consolidated Total
At or for the quarter ended March 31, 2022:
Interest income - external customers	$7,565	0	0	7,565
Non-interest income - external customers	2,375	0	0	2,375
Intersegment interest income	0	9	(9)	0
Intersegment non-interest income	59	1,638	(1,697)	0
Interest expense	292	0	(9)	283
Provision for loan losses	296	0	0	296
Non-interest expense	7,106	205	(59)	7,252
Income tax expense (benefit)	667	(45)	0	622
Net income	1,638	1,487	(1,638)	1,487
Total assets	1,028,627	100,755	(99,984)	1,029,398
At or for the quarter ended March 31, 2021:
Interest income - external customers	$7,889	0	0	7,889
Non-interest income - external customers	3,254	1	0	3,255
Intersegment interest income	0	8	(8)	0
Intersegment non-interest income	58	3,594	(3,652)	0
Interest expense	461	0	(8)	453
Provision for loan losses	(576)	0	0	(576)
Non-interest expense	6,309	228	(58)	6,479
Income tax expense (benefit)	1,413	(43)	0	1,370
Net income	3,594	3,418	(3,594)	3,418
Total assets	970,641	105,195	(104,531)	971,305

Item 2:	HMN FINANCIAL, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Information

Safe Harbor Statement

This quarterly report on Form 10-Q and other reports filed by the Company with the SEC may contain forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are often identified by such forward-looking terminology as “expect,” “estimate,” “intend,” “look,” “believe,” “anticipate,” “project,” “continue,” “may,” “will,” “would,” “could,” “target,” “goal,” “should,” and “trend,” or similar statements or variations of such terms and include, but are not limited to, those relating to maintaining credit quality; maintaining net interest margins; the adequacy and amount of available liquidity and capital resources to Home Federal Savings Bank (the Bank); the Company’s liquidity and capital requirements; the anticipated impacts of the COVID-19 Pandemic and efforts to mitigate the same on the general economy, our clients, and the allowance for loan losses; the amount of the Bank’s non-performing assets in future periods and the appropriateness of the allowances therefor; anticipated future levels of the provision for loan losses; future losses on non-performing assets; the amount and composition of interest earning assets; the amount and compositions of non-interest and interest-bearing liabilities; the availability of alternate funding sources; the payment of dividends or repurchases of stock by HMN; the amount of deposits that will be withdrawn from checking and money market accounts and how the withdrawn deposits will be replaced; the projected changes in net interest income based on rate shocks; the range that interest rates may fluctuate over the next twelve months; the net market risk of interest rate shocks; the future outlook for the issuer of the trust preferred securities held by the Bank; the anticipated results of litigation and our assessment of the impact on our financial statements; the ability of the Bank to pay dividends to HMN; the ability to remain well capitalized; the impact of new accounting pronouncements; and compliance by the Bank with regulatory standards generally (including the Bank’s status as “well-capitalized”) and other supervisory directives or requirements to which the Company or the Bank are or may become expressly subject.

A number of factors, many of which may be amplified by the COVID-19 pandemic and efforts to mitigate the same, could cause actual results to differ materially from the Company’s assumptions and expectations. These include but are not limited to the adequacy and marketability of real estate and other collateral securing loans to borrowers; federal and state regulation and enforcement; possible legislative and regulatory changes, including changes to regulatory capital rules; the ability of the Bank to comply with other applicable regulatory capital requirements; enforcement activity of the Office of the Comptroller of the Currency (OCC) and the Federal Reserve Bank of Minneapolis in the event of our non-compliance with any applicable regulatory standard or requirement; adverse economic, business and competitive developments such as continued shrinking interest margins, reduced collateral values, deposit outflows, changes in credit or other risks posed by the Company’s loan and investment portfolios; changes in costs associated with traditional and alternate funding sources, including changes in collateral advance rates and policies of the Federal Home Loan Bank (FHLB) and the Federal Reserve Bank; technological, computer-related or operational difficulties including those from any third party cyberattack; results of litigation; reduced demand for financial services and loan products; changes in accounting policies and guidelines, or monetary and fiscal policies of the federal government or tax laws; domestic and international economic developments; the Company’s access to and adverse changes in securities markets; the market for credit related assets; the future operating results, financial condition, cash flow requirements and capital spending priorities of the Company and the Bank; the availability of internal and, as required, external sources of funding; our ability to attract and retain employees; or other significant uncertainties. Additional factors that may cause actual results to differ from the Company’s assumptions and expectations include those set forth in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021and Part II, Item 1A of its subsequently filed quarterly reports on Form 10-Q. All statements in this quarterly report on Form 10-Q, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no duty to update any of the forward-looking statements after the date of this quarterly report on Form 10-Q.

General

HMN is the stock savings bank holding company for the Bank, which operates community banking and loan production offices in Minnesota, Iowa and Wisconsin. The earnings of the Company are primarily dependent on the Bank's net interest income, which is the difference between interest earned on loans and investments, and the interest paid on interest-bearing liabilities such as deposits and other borrowings. The difference between the average rate of interest earned on assets and the average rate paid on liabilities is the interest rate spread. Net interest income is produced when interest-earning assets equal or exceed interest-bearing liabilities and there is a positive interest rate spread. Net interest income and net interest rate spread are affected by changes in interest rates, the volume and composition of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. The Company's net earnings are also affected by the generation of non-interest income, which consists primarily of gains from the sale of loans, fees for servicing loans, commissions on the sale of uninsured investment products, and service charges on deposit accounts. The Bank incurs expenses in addition to interest expense in the form of compensation and benefits, occupancy and equipment expenses, provisions for loan losses, data processing costs, professional services, deposit insurance, amortization expense on mortgage servicing assets, advertising expenses, and income taxes. The earnings of financial institutions, such as the Bank, are also significantly affected by prevailing economic and competitive conditions, particularly changes in interest rates, government monetary and fiscal policies, and regulations of various regulatory authorities. Lending activities are influenced by the demand for and supply of business credit, single family and commercial properties, competition among lenders, the level of interest rates and the availability of funds. Deposit flows and costs of deposits are influenced by prevailing market rates of interest on competing investments, account maturities and the levels of personal income and savings.

Critical Accounting Estimates

While our significant accounting policies are described in the notes to our consolidated financial statements, we believe the following discussion addresses our most critical accounting estimates, which are those estimates made in accordance with U.S. generally accepted accounting principles (GAAP) that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. The Company has identified the following critical accounting estimates that management believes involve the most difficult, subjective, and/or complex judgments that are inherently uncertain. Therefore, actual financial results could differ significantly depending upon the estimates, assumptions and other factors used.

Allowance for Loan Losses and Related Provision

The allowance for loan losses is based on periodic analysis of the loan portfolio and is maintained at an amount considered to be appropriate by management to provide for probable losses inherent in the loan portfolio as of the balance sheet dates. In this analysis, management considers factors including, but not limited to, specific occurrences of loan impairment, actual and anticipated changes in the size of the portfolios, national, regional and local economic conditions such as unemployment data, loan delinquencies, demand for single family homes, demand for commercial real estate and building lots, loan portfolio composition, historical loss experience and observations made by the Company's ongoing internal audit and regulatory exam processes. Loans are charged off to the extent they are deemed to be uncollectible. The Company has established separate processes to determine the appropriateness of the loan loss allowance for its homogeneous and non-homogeneous loan portfolios. The determination of the allowance on the homogeneous single family and consumer loan portfolios is calculated on a pooled basis with individual determination of the allowance for all non-performing loans. The determination of the allowance for the non-homogeneous commercial, commercial real estate and multi-family loan portfolios involves assigning standardized risk ratings and loss factors that are periodically reviewed. The loss factors are estimated based on the Company's own loss experience and other qualitative factors and are assigned to all loans without identified credit weaknesses. For each non-performing loan, the Company also performs an individual analysis of impairment that is based on the expected cash flows or the value of the assets collateralizing the loans and establishes any necessary reserves or charges off all loans, or portions thereof, that are deemed uncollectible.

The appropriateness of the allowance for loan losses is dependent upon management’s estimates of variables affecting valuation, appraisals of collateral, evaluations of performance and status and the amounts and timing of future cash flows expected to be received on impaired loans. Such estimates, appraisals, evaluations and cash flows may be subject to adjustments due to changing economic prospects of borrowers or properties. The fair market value of collateral dependent loans is typically based on the appraised value of the property less estimated selling costs. The estimates are reviewed periodically and any adjustments are recorded in the provision for loan losses in the periods in which the adjustments become known. Because of the size of some loans, changes in estimates can have a significant impact on the loan loss provision. The allowance is allocated to individual loan categories based upon the relative risk characteristics of the loan portfolios, the actual loss experience and other qualitative factors. The Company increases its allowance for loan losses by charging the provision for loan losses against income and by receiving recoveries of previously charged off loans. The Company decreases its allowance by crediting the provision for loan losses and recording loan charge-offs. The current year activity resulted in a decrease in the allowance and a credit to the loan loss provision. The methodology for establishing the allowance for loan losses takes into consideration probable losses that have been identified in connection with specific loans as well as losses in the loan portfolio that have not been specifically identified. Although management believes that based on current conditions the allowance for loan losses is maintained at an appropriate amount to provide for probable loan losses inherent in the portfolio as of the balance sheet dates, future conditions may differ substantially from those anticipated in determining the allowance for loan losses and adjustments may be required in the future. In addition, the Company will be required to adopt Accounting Standards Update (ASU) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments in the first quarter of 2023. See “Note 1 - New Accounting Pronouncements” in the Notes to Consolidated Financial Statements for further information on the potential impact of adopting ASU 2016-13.

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

The Company maintains significant net deferred tax assets for deductible temporary differences, the largest of which relate to unrealized losses on the investment portfolio and the allowance for loan losses. For tax purposes only the net charge-offs are deductible while the entire provision for loan losses is used to determine book income. A deferred tax asset is created because of the timing difference of when the expense is recognized for book and tax purposes. Under GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that the deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon management’s judgment and evaluation of both positive and negative evidence, including the forecasts of future income, tax planning strategies, and assessments of the current and future economic and business conditions. The positive evidence considered includes the Company’s cumulative net income in the prior three-year period, the ability to implement tax planning strategies to accelerate taxable income recognition, and the probability that taxable income will be generated in future periods. The Company could not currently identify any negative evidence. It is possible that future conditions may differ substantially from those anticipated in determining that no valuation allowance was required on deferred tax assets and adjustments may be required in the future.

Determining the ultimate settlement of any tax position requires significant estimates and judgments in arriving at the amount of tax benefits to be recognized in the financial statements. It is possible that the tax benefits realized upon the ultimate resolution of a tax position may result in tax benefits that are significantly different from those estimated.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2022 COMPARED TO THE QUARTER ENDED MARCH 31, 2021

Net Income

Net income was $1.5 million for the first quarter of 2022, a decrease of $1.9 million compared to net income of $3.4 million for the first quarter of 2021. Diluted earnings per share for the first quarter of 2022 was $0.34, a decrease of $0.40 from diluted earnings per share of $0.74 for the first quarter of 2021. The decrease in net income between the periods was primarily because of a $0.9 million increase in the provision for loan losses due to an increase in the balance of the loan portfolio, a $0.9 million decrease in the gain on sales of loans due to a decrease in mortgage loan originations and sales and a $0.5 million increase in compensation and benefits expense primarily because of a decrease in the direct loan origination compensation costs that were deferred as a result of the decreased mortgage loan production. These decreases in net income were partially offset by a $0.8 million decrease in income tax expense as a result of the decrease in pre-tax income between the periods.

Net Interest Income

Net interest income was $7.3 million for the first quarter of 2022, a decrease of $0.1 million, or 2.1%, compared to $7.4 million for the first quarter of 2021. Interest income was $7.6 million for the first quarter of 2022, a decrease of $0.3 million, or 4.1%, from $7.9 million for the first quarter of 2021. Interest income decreased despite the $105.1 million increase in the average interest-earning assets between the periods primarily because of a decrease in the average yield earned on interest-earning assets between the periods. The average yield earned on interest-earning assets was 3.06% for the first quarter of 2022, a decrease of 50 basis points from 3.56% for the first quarter of 2021. The decrease in the average yield is primarily related to the $0.6 million decrease in the yield enhancements recognized on Paycheck Protection Program (PPP) loans that were repaid between the periods and a decrease in the yields earned on loans and investments due to the continued low interest rate environment. This trend is expected to continue throughout 2022 as all of the PPP loans have been repaid as of March 31, 2022.

Interest expense was $0.3 million for the first quarter of 2022, a decrease of $0.2 million, or 37.5%, compared to $0.5 million for the first quarter of 2021. Interest expense decreased despite the $100.3 million increase in the average interest-bearing liabilities and non-interest bearing deposits between the periods primarily because of the decrease in the average interest rate paid on deposits. The average interest rate paid on interest-bearing liabilities and non-interest bearing deposits was 0.13% for the first quarter of 2022, a decrease of 9 basis points from 0.22% for the first quarter of 2021. The decrease in the interest paid on interest-bearing liabilities was primarily because of the repricing of maturing certificates of deposit in the continued low interest rate environment.

Net interest margin (net interest income divided by average interest-earning assets) for the first quarter of 2022 was 2.94%, a decrease of 42 basis points, compared to 3.36% for the first quarter of 2021. The decrease in the net interest margin is primarily related to the decrease in the average yield earned on interest-earning assets. The decrease in the average yield is primarily related to the $0.6 million decrease in the yield enhancements recognized on PPP loans that were repaid between the periods and a decrease in the yields earned on loans and investments due to the continued low interest rate environment.

A summary of the Company’s net interest margin for the three-month periods ended March 31, 2022 and 2021 is as follows:

	For the Three-Month Period Ended
	March 31, 2022			March 31, 2021
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
Interest-earning assets:
Securities available for sale	$295,370	788	1.08%	$164,518	498	1.23%
Loans held for sale	3,967	34	3.52	5,087	37	2.95
Single family loans, net	170,047	1,437	3.43	144,965	1,329	3.72
Commercial loans, net	449,279	4,809	4.34	437,881	5,372	4.98
Consumer loans, net	40,727	471	4.69	52,238	622	4.83
Other	43,593	26	0.24	93,225	31	0.13
Total interest-earning assets	1,002,983	7,565	3.06	897,914	7,889	3.56

Interest-bearing liabilities:
Checking accounts	160,315	41	0.10	154,277	44	0.12
Savings accounts	121,033	18	0.06	105,795	16	0.06
Money market accounts	250,745	132	0.21	223,563	129	0.23
Certificate accounts	84,343	92	0.44	99,801	264	1.07
Total interest-bearing liabilities	616,436			583,436
Non-interest checking	303,697			236,471
Other non-interest bearing liabilities	2,636			2,544
Total interest-bearing liabilities and non-interest bearing deposits	$922,769	283	0.13	$822,451	453	0.22
Net interest income		$7,282			$7,436
Net interest rate spread			2.93%			3.34%
Net interest margin			2.94%			3.36%

Provision for Loan Losses

The provision for loan losses was $0.3 million for the first quarter of 2022, an increase of $0.9 million compared to ($0.6) million for the first quarter of 2021. The provision for loan losses increased between the periods primarily because of the growth in the loan portfolio during the first quarter of 2022. The credit provision recorded in 2021 was primarily the result of improvements in the underlying operations supporting many of the loans that were initially negatively impacted by the COVID-19 pandemic in 2020.

The allowance for loan losses is made up of general reserves on the entire loan portfolio and specific reserves on impaired loans. The general reserve amount includes quantitative reserves based on the size of the portfolio and our past loan loss history and qualitative reserves for other items determined to have a potential impact on future loan losses. The general reserves increased during the quarter as a result of an increase in the required quantitative reserves due to an increase in the loan portfolio. The qualitative allowance for loan losses related to the disruption in business activity as a result of the COVID-19 pandemic was reduced during the quarter because of a perceived reduction in this risk due to improving conditions. The reduction in pandemic related qualitative reserves was partially offset by an increase in the qualitative reserves for other economic factors. The other qualitative reserves were increased due to a perceived deterioration of economic condition during the quarter, including an increase in the rate of inflation, and enacted and expected increases in the federal funds rate.

A reconciliation of the Company’s allowance for loan losses for the first quarters of 2022 and 2021 is summarized as follows:

(Dollars in thousands)	2022	2021
Balance at January 1,	$9,279	10,699
Provision	296	(576)
Charge offs:
Consumer	(1)	(31)
Recoveries	10	40
Balance at March 31,	$9,584	10,132

Allocated to:
General allowance	$9,142	9,927
Specific allowance	442	205
	$9,584	10,132

Non-Interest Income

Non-interest income was $2.4 million for the first quarter of 2022, a decrease of $0.9 million, or 27.0%, from $3.3 million for the first quarter of 2021. Gain on sales of loans decreased $0.9 million between the periods primarily because of a decrease in single family loan originations and sales. Loan servicing fees decreased slightly between the periods due to a decrease in the aggregate balances of Small Business Administration loans that were being serviced for others. These decreases were partially offset by a slight increase in fees and service charges between the periods due primarily to an increase in retail overdraft fees. Other non-interest income increased slightly due primarily to an increase in the sale of uninsured investment products between the periods.

Non-Interest Expense

Non-interest expense was $7.3 million for the first quarter of 2022, an increase of $0.8 million, or 11.9%, from $6.5 million for the first quarter of 2021. Compensation and benefits expense increased $0.5 million primarily because of a decrease in the direct loan origination compensation costs that were deferred as a result of the decreased mortgage loan production between the periods. Professional services expense increased $0.3 million between the periods primarily because of an increase in legal expenses relating to a bankruptcy litigation claim that was settled during the first quarter of 2022. Other non-interest expense increased slightly between the periods due primarily to a decrease in the printing and supply costs that were deferred as a result of the decreased mortgage loan production and an increase in deposit insurance costs due to asset growth. Data processing expenses increased slightly between the periods due to an increase in debit card and mobile banking costs. These increases in non-interest expense were partially offset by a $0.1 million decrease in occupancy and equipment expense due primarily to a decrease in rent expense between the periods as a result of purchasing the combined corporate and branch location in Rochester, Minnesota in the fourth quarter of 2021.

Income Taxes

Income tax expense was $0.6 million for the first quarter of 2022, a decrease of $0.8 million from $1.4 million for the first quarter of 2021. The decrease in income tax expense between the periods is primarily the result of a decrease in pre-tax income.

FINANCIAL CONDITION

Non-Performing Assets

The following table summarizes the amounts and categories of non-performing assets in the Bank’s portfolio and loan delinquency information as of the end of the two most recently completed quarters.

	March 31,	December 31,
(Dollars in thousands)	2022	2021
Non‑performing loans:
Single family	$478	$340
Commercial real estate	3,551	3,757
Consumer	500	517
Commercial business	7	7
Total	4,536	4,621

Foreclosed and repossessed assets:
Commercial real estate	290	290
Total non‑performing assets	$4,826	$4,911
Total as a percentage of total assets	0.47%	0.46%
Total as a percentage of total loans receivable	0.66%	0.70%
Allowance for loan losses to non-performing loans	211.31%	200.81%

Delinquency data:
Delinquencies (1)
30+ days	$913	$1,418
90+ days	0	0
Delinquencies as a percentage of loan portfolio (1)
30+ days	0.13%	0.21%
90+ days	0.00%	0.00%

(1)	Excludes non-accrual loans.

Total non-performing assets were $4.8 million at March 31, 2022, a decrease of $0.1 million, or 1.8%, from $4.9 million at December 31, 2021. Non-performing loans decreased $0.1 million and foreclosed and repossessed assets remained the same during the first quarter of 2022.

Dividends

The Company declared a quarterly dividend of 6 cents per share of common stock that was paid on March 9, 2022. The declaration and amount of any future cash dividends remains subject to the sole discretion of the Board of Directors and will depend upon many factors, including the Company’s results of operations, financial condition, capital requirements, regulatory and contractual restrictions, business strategy and other factors deemed relevant by the Board of Directors.

LIQUIDITY AND CAPITAL RESOURCES

For the quarter ended March 31, 2022, the net cash provided by operating activities was $11.1 million. The Company collected $12.1 million in principal repayments and maturities on securities and purchased securities and FHLB stock for $25.2 million. The Company had a net decrease in deposit balances of $30.3 million and an increase of customer escrows of $0.8 million during the quarter. It also purchased $0.7 million of treasury stock, obtained $0.1 million in treasury stock for the taxes payable on stock awards, paid dividends to stockholders of $0.3 million, and purchased $0.2 million of premises and equipment. Loans receivable also increased $32.3 million during the quarter.

The Company has certificates of deposit with outstanding balances of $54.8 million that come due over the next 12 months. Based upon past experience, management anticipates that the majority of the deposits will renew for another term. The Company believes that cash outflows from deposits that do not renew will be replaced with a combination of other customers’ deposits or FHLB advances. FRB borrowings could also be used to fund unanticipated outflows of certificates of deposit.

The Company had eleven deposit customers each with aggregate deposits greater than $5.0 million as of March 31, 2022. The $101.2 million in funds held by these customers may be withdrawn at any time, but management anticipates that the majority of these deposits will not be withdrawn from the Bank over the next twelve months. If these deposits were withdrawn, it is anticipated that they would be replaced with deposits from other customers or FHLB advances. FRB borrowings could also be used to replace unanticipated outflows of large checking and money market deposits.

The Company had the ability to borrow $182.6 million from the FHLB at March 31, 2022 based on the collateral value of the loans pledged. The credit policy of the FHLB relating to the collateral value of the loans collateralizing the available line of credit with the FHLB may change such that the current collateral pledged to secure future advances is no longer acceptable or the formulas for determining the excess pledged collateral may change. The FHLB could also reduce the amount of funds it will lend to the Bank. It is not anticipated that the Bank will need to find alternative funding sources in the next twelve months to replace the available borrowings from the FHLB. However, if needed, the Bank could borrow an additional $72.7 million from the FRB at March 31, 2022 based on the collateral value of the loans pledged.

The Company’s primary source of cash is dividends from the Bank. At March 31, 2022, the Company had $11.4 million in cash. The primary use of cash by the Company is the payment of operating expenses, the repurchase of Company stock, and the payment of dividends to stockholders.

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

If the Company were to raise capital through the issuance of additional shares of common stock or other equity securities, it would dilute the ownership interests of existing stockholders and could result in a change in control of the Company and the Bank. New investors may also have rights, preferences and privileges senior to the Company’s current stockholders which may adversely impact the Company’s current stockholders. The Company’s ability to raise additional capital through the issuance of equity securities, if deemed prudent, will depend on, among other factors, conditions in the capital markets at that time, which are outside of its control. Accordingly, the Company may not be able to raise additional capital, if deemed prudent, on favorable economic terms or other terms acceptable to it.

Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its investing, lending and deposit taking activities. Management actively monitors and manages its interest rate risk exposure.

The Company's profitability is affected by fluctuations in interest rates. A sudden and substantial change in interest rates may adversely impact the Company's earnings to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Company monitors the projected changes in net interest income that occur if interest rates were to suddenly change up or down. The Rate Shock Table located in the following Asset/Liability Management section of this Management’s Discussion and Analysis discloses the Company's projected changes in net interest income based upon immediate interest rate changes called rate shocks. The Company utilizes a model that uses the discounted cash flows from its interest-earning assets and its interest-bearing liabilities to calculate the current market value of those assets and liabilities. The model also calculates the changes in market value of the interest-earning assets and interest-bearing liabilities under different interest rate changes.

The following table discloses the projected changes in the market value of the Company’s interest-earning assets and interest-bearing liabilities based upon incremental 100 basis-point changes in interest rates from interest rates in effect on March 31, 2022.

(Dollars in thousands)	Market Value
Basis point change in interest rates	-100	0	+100	+200
Total market-risk sensitive assets	$1,026,342	1,001,596	979,280	956,377
Total market-risk sensitive liabilities	884,967	832,107	789,265	752,326
Off-balance sheet financial instruments	112	0	265	496
Net market risk	$141,263	169,489	189,750	203,555
Percentage change from current market value	(16.65)%	0.00%	11.95%	20.10%

The preceding table was prepared utilizing a model using the following assumptions (the Model Assumptions) regarding prepayment and decay ratios that were determined by management based upon their review of historical prepayment speeds and future prepayment projections. Fixed rate loans were assumed to prepay at annual rates of between 2% to 44%, depending on the note rate and the period to maturity. Adjustable rate mortgages (ARMs) were assumed to prepay at annual rates of between 6% and 44%, depending on the note rate and the period to maturity. Mortgage-backed securities were projected to have prepayments based upon the underlying collateral securing the instrument. Certificate accounts were assumed not to be withdrawn until maturity. Passbook accounts and money market accounts were assumed to decay at an annual rate of 7% and 17%, respectively. Retail checking accounts, commercial checking accounts and commercial money market accounts were assumed to decay at annual rates of 6%, 22% and 13%, respectively. Callable investments were projected to be called at the first call date where the projected interest rate on similar remaining term instruments was less than the interest rate on the callable investment.

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

Asset/Liability Management

The Company’s management reviews the impact that changing interest rates will have on the Company’s net interest income projected for the next twelve months to determine if its current level of interest rate risk is acceptable. The following table projects the estimated impact on net interest income during the twelve month period ended March 31, 2023 of immediate interest rate changes called rate shocks:

(Dollars in thousands)
Rate Shock in Basis Points	Projected Change in Net Interest Income	Percentage Change
+200	$1,785	6.11%
+100	860	2.94
0	0	0.00
-100	(1,321)	(4.52)

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

To the extent consistent with its interest rate spread objectives, the Bank attempts to manage its interest rate risk and has taken a number of steps to structure its balance sheet to better match the maturities of its assets and liabilities. The Bank sells almost all of its originated 30-year fixed rate single family residential loans that are saleable to third parties and generally places only adjustable rate or shorter-term fixed rate loans that meet certain risk characteristics into its loan portfolio. In addition, a significant portion of the Bank’s commercial loans that are placed into the portfolio are adjustable rate loans or fixed rate loans that reprice in less than five years.

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

From time to time, the Company is party to legal proceedings arising out of its lending and deposit operations. The Company is, and expects to become, engaged in a number of foreclosure proceedings and other collection actions as part of its normal operations. Based on our current understanding of these pending legal proceedings, management does not believe that judgments or settlements arising from any pending or threatened litigation matters, individually or in the aggregate, would have a material adverse effect on the Company’s consolidated financial statements.

ITEM 1A.	Risk Factors.

The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC, under “Part 1, Item 1A. Risk Factors” could affect the Company’s financial performance and could cause its actual results for future periods to differ materially from its anticipated results or other expectations, including those expressed in any forward-looking statements made in this Quarterly Report on Form 10-Q.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to purchases made by the Company of its own stock during the first quarter of 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs (a)
January 1, 2022 to January 31, 2022	0	$	N/A	0	$4,147,650
February 1, 2022 to February 28, 2022	0		N/A	0	$4,147,650
March 1, 2022 to March 31, 2022	30,000		24.78	743,400	$3,404,250
Total	30,000		$24.78	743,400	$3,404,250

(a) On July 27, 2021 the Company’s Board of Directors increased the amount of shares authorized to be repurchased to $6.0 million. Subsequent to that authorization, $2.6 million of shares have been repurchased under the program. Share repurchases may be executed through various means, including through open market transactions, privately negotiated transactions or otherwise. The repurchase program does not obligate the Company to purchase any shares and has no set expiration date.

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

101

Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 2022, filed with the Securities and Exchange Commission on May 4, 2022 formatted in Inline Extensible Business Reporting Language (iXBRL); (i) the Consolidated Balance Sheets at March 31, 2022 and December 31, 2021, (ii) the Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2022 and 2021, (iii) the Consolidated Statements of Stockholders’ Equity for the Three Month Periods Ended March 31, 2022 and 2021, (iv) the Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2022 and 2021, and (v) Notes to Consolidated Financial Statements.

Filed Electronically

104	Cover Page Interactive Data File from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2022 (formatted as Inline XBRL and contained in Exhibit 101).	Filed Electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HMN FINANCIAL, INC.

Registrant

Date:	May 4, 2022	/s/ Bradley Krehbiel
Bradley Krehbiel, President and Chief Executive Officer
(Duly Authorized Officer)

Date:	May 4, 2022	/s/ Jon Eberle
Jon Eberle, Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)