Form 10-Q
period 2022-06-30
HMN FINANCIAL INC
filed 2022-08-03
CIK 921183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at July 28, 2022
Common stock, $0.01 par value	4,510,976

HMN FINANCIAL, INC.

PART I – FINANCIAL INFORMATION

Item 1 : Financial Statements

HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30,	December 31,
(Dollars in thousands, except par value)	2022	2021
	(unaudited)
Assets
Cash and cash equivalents	$94,954	94,143
Securities available for sale:
Mortgage-backed and related securities (amortized cost $237,544 and $247,275)	215,504	245,397
Other marketable securities (amortized cost $55,696 and $40,691)	53,852	40,368
	269,356	285,765

Loans held for sale	2,709	5,575
Loans receivable, net	678,512	652,502
Accrued interest receivable	2,396	2,132
Mortgage servicing rights, net	3,234	3,280
Premises and equipment, net	16,950	17,373
Goodwill	802	802
Core deposit intangible	0	10
Prepaid expenses and other assets	5,704	5,427
Deferred tax asset, net	7,392	2,529
Total assets	$1,082,009	1,069,538

Liabilities and Stockholders’ Equity
Deposits	$978,863	950,666
Accrued interest payable	53	63
Customer escrows	2,133	2,143
Accrued expenses and other liabilities	5,112	6,635
Total liabilities	986,161	959,507
Commitments and contingencies
Stockholders’ equity:
Serial-preferred stock: ($.01 par value) authorized 500,000 shares; issued 0	0	0
Common stock ($.01 par value): authorized 16,000,000 shares; issued 9,128,662	91	91
Additional paid-in capital	40,775	40,740
Retained earnings, subject to certain restrictions	134,661	131,413
Accumulated other comprehensive loss	(17,852)	(1,583)
Unearned employee stock ownership plan shares	(1,159)	(1,256)
Treasury stock, at cost 4,617,686 and 4,564,087 shares	(60,668)	(59,374)
Total stockholders’ equity	95,848	110,031
Total liabilities and stockholders’ equity	$1,082,009	1,069,538

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive (Loss) Income
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2022	2021	2022	2021
Interest income:
Loans receivable	$7,165	7,557	13,916	14,917
Securities available for sale:
Mortgage-backed and related	708	440	1,435	831
Other marketable	108	62	169	169
Other	76	35	102	66
Total interest income	8,057	8,094	15,622	15,983

Interest expense:
Deposits	287	410	570	863
Advances and other borrowings	5	0	5	0
Total interest expense	292	410	575	863
Net interest income	7,765	7,684	15,047	15,120
Provision for loan losses	66	(891)	362	(1,467)
Net interest income after provision for loan losses	7,699	8,575	14,685	16,587

Non-interest income:
Fees and service charges	810	783	1,576	1,522
Loan servicing fees	396	384	782	779
Gain on sales of loans	814	1,665	1,682	3,438
Other	496	1,910	851	2,258
Total non-interest income	2,516	4,742	4,891	7,997

Non-interest expense:
Compensation and benefits	4,162	4,096	8,450	7,917
Occupancy and equipment	897	1,104	1,947	2,211
Data processing	576	368	930	715
Professional services	260	283	789	486
Other	1,088	1,129	2,119	2,130
Total non-interest expense	6,983	6,980	14,235	13,459
Income before income tax expense	3,232	6,337	5,341	11,125
Income tax expense	943	1,809	1,565	3,179
Net income	2,289	4,528	3,776	7,946
Other comprehensive (loss) income, net of tax	(6,251)	421	(16,269)	(820)
Comprehensive (loss) income available to common stockholders	$(3,962)	4,949	(12,493)	7,126
Basic earnings per share	$0.52	1.01	0.86	1.76
Diluted earnings per share	$0.52	1.00	0.86	1.74

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
For the Three and Six Months Ended June 30, 2022 and 2021

(unaudited)

					Unearned
				Accumulated	Employee
		Additional		Other	Stock		Total
	Common	Paid-In	Retained	Comprehensive	Ownership	Treasury	Stockholders’
(Dollars in thousands)	Stock	Capital	Earnings	Loss	Plan Shares	Stock	Equity
Balance, March 31, 2022	$91	40,695	132,634	(11,601)	(1,208)	(59,988)	100,623
Net income			2,289				2,289
Other comprehensive loss				(6,251)			(6,251)
Dividends paid to stockholders-$0.06 per share			(262)				(262)
Stock repurchases						(706)	(706)
Restricted stock awards		(43)				43	0
Stock awards withheld for tax withholding						(17)	(17)
Amortization of restricted stock awards		55					55
Earned employee stock ownership plan shares		68			49		117
Balance, June 30, 2022	$91	40,775	134,661	(17,852)	(1,159)	(60,668)	95,848

Balance, December 31, 2021	$91	40,740	131,413	(1,583)	(1,256)	(59,374)	110,031
Net income			3,776				3,776
Other comprehensive loss				(16,269)			(16,269)
Dividends paid to stockholders-$0.12 per share			(528)				(528)
Stock repurchases						(1,449)	(1,449)
Restricted stock awards		(225)				225	0
Stock awards withheld for tax withholding						(70)	(70)
Amortization of restricted stock awards		117					117
Earned employee stock ownership plan shares		143			97		240
Balance, June 30, 2022	$91	40,775	134,661	(17,852)	(1,159)	(60,668)	95,848

					Unearned
				Accumulated	Employee
		Additional		Other	Stock		Total
	Common	Paid-In	Retained	Comprehensive	Ownership	Treasury	Stockholders’
(Dollars in thousands)	Stock	Capital	Earnings	Income	Plan Shares	Stock	Equity
Balance, March 31, 2021	$91	40,405	121,267	41	(1,401)	(55,339)	105,064
Net income			4,528				4,528
Other comprehensive income				421			421
Stock repurchases						(2,213)	(2,213)
Restricted stock awards		(38)				38	0
Stock awards withheld for tax withholding						(7)	(7)
Amortization of restricted stock awards		61					61
Earned employee stock ownership plan shares		56			48		104
Balance, June 30, 2021	$91	40,484	125,795	462	(1,353)	(57,521)	107,958

Balance, December 31, 2020	$91	40,480	117,849	1,282	(1,450)	(55,000)	103,252
Net income			7,946				7,946
Other comprehensive loss				(820)			(820)
Stock repurchases						(2,736)	(2,736)
Restricted stock awards		(222)				222	0
Stock awards withheld for tax withholding						(7)	(7)
Amortization of restricted stock awards		121					121
Earned employee stock ownership plan shares		105			97		202
Balance, June 30, 2021	$91	40,484	125,795	462	(1,353)	(57,521)	107,958

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2022	2021
Cash flows from operating activities:
Net income	$3,776	7,946
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	362	(1,467)
Depreciation	622	507
Amortization of premiums, net	547	425
Amortization of deferred loan fees	(297)	(1,327)
Amortization of core deposit intangible	10	34
Amortization of purchased fair value adjustments	(16)	(15)
Amortization of mortgage servicing rights and servicing costs	465	574
Capitalized mortgage servicing rights	(419)	(691)
Deferred income tax expense	550	0
Losses (gains) recognized on equity securities	53	(49)
Gain on sale of premises	0	(15)
Gain on sales of real estate	(113)	(1,492)
Gain on sales of loans	(1,682)	(3,438)
Proceeds from sale of loans held for sale	62,240	95,028
Disbursements on loans held for sale	(46,343)	(87,885)
Amortization of restricted stock awards	117	121
Amortization of unearned Employee Stock Ownership Plan shares	97	97
Earned Employee Stock Ownership Plan shares priced above original cost	143	105
(Increase) decrease in accrued interest receivable	(264)	967
Decrease in accrued interest payable	(10)	(34)
(Increase) decrease in other assets	(405)	584
Decrease in other liabilities	(1,523)	(711)
Other, net	4	5
Net cash provided by operating activities	17,914	9,269
Cash flows from investing activities:
Principal collected on securities available for sale	24,223	16,534
Proceeds collected on maturities of securities available for sale	0	25,762
Purchases of securities available for sale	(30,043)	(107,299)
Purchase of Federal Home Loan Bank stock	(1,743)	(159)
Redemption of Federal Home Loan Bank stock	1,552	0
Proceeds from sales of real estate	402	2,128
Net (increase) decrease in loans receivable	(37,436)	3,413
Proceeds from sale of premises	4	16
Purchases of premises and equipment	(202)	(246)
Net cash used by investing activities	(43,243)	(59,851)
Cash flows from financing activities:
Increase in deposits	28,197	67,078
Purchase of treasury stock	(1,449)	(2,736)
Stock awards withheld for tax withholding	(70)	(7)
Dividends to stockholders	(528)	0
Proceeds from borrowings	31,000	0
Repayment of borrowings	(31,000)	0
(Decrease) increase in customer escrows	(10)	384
Net cash provided by financing activities	26,140	64,719
Increase in cash and cash equivalents	811	14,137
Cash and cash equivalents, beginning of period	94,143	86,269
Cash and cash equivalents, end of period	$94,954	100,406
Supplemental cash flow disclosures:
Cash paid for interest	$585	897
Cash paid for income taxes	1,607	3,301
Supplemental noncash flow disclosures:
Loans transferred to loans held for sale	11,377	4,806
Right to use assets obtained in exchange for lease liabilities	258	0

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

(2) Basis of Preparation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of comprehensive (loss) income, consolidated statements of stockholders' equity and consolidated statements of cash flows in conformity with U.S. Generally Accepted Accounting Principles (GAAP). However, all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The results of operations for the six month period ended June 30, 2022 are not necessarily indicative of the results which may be expected for the entire year.

(3) New Accounting Standards

In March 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The amendments in this ASU eliminate the guidance for troubled debt restructurings (TDRs) by creditors in Subtopic 310-40, Receivables-Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancing and restructures by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying the recognition and measurement guidance for TDRs, an entity must apply the loan refinancing and restructuring guidance in paragraphs 310-20-35-9 through 35-11 to determine whether a modification results in a new loan or a continuation of an existing loan. For public business entities, such as HMN, the amendments in this ASU require that an entity disclose current period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments-Credit Losses-Measured at Amortized Cost in the vintage disclosures required by paragraph 326-20-50-6. The amendments in the ASU will be effective for entities, such as HMN, that have not yet adopted the amendments in ASU 2016-13 when ASU 2016-13 is adopted. The amendments in this ASU should be applied prospectively, except as provided in the next sentence. For the transition method related to the recognition and measurement of TDRs, an entity has the option to apply a modified retrospective transition method resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. Management is in the process of evaluating the impact of this ASU on the Company’s financial statement amounts and disclosures when it is adopted in the first quarter of 2023.

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

The following table summarizes the assets and liabilities of the Company for which fair values are determined on a recurring basis as of June 30, 2022 and December 31, 2021.

	Carrying Value at June 30, 2022
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale	$269,356	0	269,356	0
Equity securities	195	0	195	0
Mortgage loan commitments	(10)	0	(10)	0
Total	$269,541	0	269,541	0

	Carrying Value at December 31, 2021
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale	$285,765	0	285,765	0
Equity securities	248	0	248	0
Mortgage loan commitments	26	0	26	0
Total	$286,039	0	286,039	0

The Company may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of the lower-of-cost-or-market accounting or write-downs of individual assets. The following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at June 30, 2022 and December 31, 2021.

	Carrying Value at June 30, 2022
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Three Months Ended June 30, 2022 Total Gains (Losses)	Six Months Ended June 30, 2022 Total Losses
Loans held for sale	$2,709	0	2,709	0	(29)	(60)
Mortgage servicing rights	3,234	0	3,234	0	0	0
Impaired loans	4,092	0	4,092	0	38	(4)
Total	$10,035	0	10,035	0	9	(64)

	Carrying Value at December 31, 2021
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Year Ended December 31, 2021 Total Losses
Loans held for sale	$5,575	0	5,575	0	(56)
Mortgage servicing rights	3,280	0	3,280	0	0
Impaired loans	4,244	0	4,244	0	(218)
Real estate, net	290	0	290	0	0
Total	$13,389	0	13,389	0	(274)

(5) Fair Value of Financial Instruments

ASC 825, Disclosures about Fair Values of Financial Instruments requires interim reporting period disclosure of the estimated fair values of the Company’s financial instruments, including assets, liabilities and off-balance sheet items for which it is practicable to estimate fair value. The fair value estimates are made as of June 30, 2022 and December 31, 2021 based upon relevant market information, if available, and upon the characteristics of the financial instruments themselves. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based upon judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors.

The estimated fair value of the Company’s financial instruments as of June 30, 2022 and December 31, 2021 are shown below. Following the table, there is an explanation of the methods and assumptions used to estimate the fair value of each class of financial instruments.

	June 30, 2022						December 31, 2021
			Fair Value Hierarchy						Fair Value Hierarchy
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3	Contract Amount	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3	Contract Amount
Financial assets:
Cash and cash equivalents	$94,954	94,954	94,954				94,143	94,143	94,143
Securities available for sale	269,356	269,356		269,356			285,765	285,765		285,765
Equity securities	195	195		195			248	248		248
Loans held for sale	2,709	2,709		2,709			5,575	5,575		5,575
Loans receivable, net	678,512	652,010		652,010			652,502	661,298		661,298
Federal Home Loan Bank stock	1,283	1,283		1,283			1,092	1,092		1,092
Accrued interest receivable	2,396	2,396		2,396			2,132	2,132		2,132

Financial liabilities:
Deposits	978,863	977,419		977,419			950,666	950,558		950,558
Accrued interest payable	53	53		53			63	63		63
Off-balance sheet financial instruments:
Commitments to extend credit	(10)	(10)				221,268	26	26				195,141
Commitments to sell loans	72	72				7,477	12	12				12,340

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

	For the Three Months Ended June 30,
(Dollars in thousands)	2022			2021
Securities available for sale:	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Gross unrealized (losses) gains arising during the period	$(7,936)	(1,685)	(6,251)	586	165	421
Other comprehensive (loss) income	$(7,936)	(1,685)	(6,251)	586	165	421

	For the Six Months Ended June 30,
(Dollars in thousands)	2022			2021
Securities available for sale:	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Gross unrealized losses arising during the period	$(21,682)	(5,413)	(16,269)	(1,135)	(315)	(820)
Other comprehensive loss	$(21,682)	(5,413)	(16,269)	(1,135)	(315)	(820)

(7) Securities Available For Sale

The following table shows the gross unrealized losses and fair values for the securities available for sale portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2022 and December 31, 2021.

	Less Than Twelve Months			Twelve Months or More			Total
(Dollars in thousands)	# of Investments	Fair Value	Unrealized Losses	# of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2022
Mortgage-backed securities:
Federal National Mortgage Association (FNMA)	24	$86,229	(8,369)	10	$31,182	(3,580)	$117,411	(11,949)
Federal Home Loan Mortgage Corporation (FHLMC)	16	72,652	(7,177)	8	25,400	(2,913)	98,052	(10,090)
Collateralized mortgage obligations:
FNMA	1	41	(1)	0	0	0	41	(1)
Other marketable securities:
U.S. Government agency obligations	8	38,942	(1,056)	3	14,385	(613)	53,327	(1,669)
Corporate preferred stock	0	0	0	1	525	(175)	525	(175)
Total temporarily impaired securities	49	$197,864	(16,603)	22	$71,492	(7,281)	$269,356	(23,884)

	Less Than Twelve Months			Twelve Months or More			Total
(Dollars in thousands)	# of Investments	Fair Value	Unrealized Losses	# of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2021
Mortgage-backed securities:
FNMA	19	$98,423	(1,234)	2	$6,810	(133)	$105,233	(1,367)
FHLMC	17	85,624	(1,038)	2	7,664	(151)	93,288	(1,189)
Other marketable securities:
U.S. Government agency obligations	7	34,659	(337)	0	0	0	34,659	(337)
Corporate preferred stock	0	0	0	1	658	(42)	658	(42)
Total temporarily impaired securities	43	$218,706	(2,609)	5	$15,132	(326)	$233,838	(2,935)

The Company reviews its investment portfolio on a quarterly basis for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the market liquidity for the investment, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer, and the Company’s intent and ability to hold the investment for a period of time sufficient to recover the temporary loss. The unrealized losses on impaired securities other than the corporate preferred stock are the result of changes in interest rates. The unrealized losses reported for the corporate preferred stock at June 30, 2022 relates to a single trust preferred security that was issued by the holding company of a small community bank. As of June 30, 2022 all payments were current on the trust preferred security and the issuer’s subsidiary bank was considered to be well-capitalized based on its most recent regulatory filing. Based on a review of the issuer, it was determined that the trust preferred security was not other-than-temporarily impaired at June 30, 2022, as the Company does not intend to sell the security and has the intent and ability to hold it for a period of time sufficient to recover the temporary loss. Management believes that the Company will receive all principal and interest payments contractually due on the security and that the decrease in the market value is primarily due to a lack of liquidity in the market for trust preferred securities. Management will continue to monitor the credit risk of the issuer and may be required to recognize other-than-temporary impairment charges on this security in future periods.

A summary of securities available for sale at June 30, 2022 and December 31, 2021 is as follows:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2022
Mortgage-backed securities:
FNMA	$129,360	0	(11,949)	117,411
FHLMC	108,142	0	(10,090)	98,052
Collateralized mortgage obligations:
FNMA	42	0	(1)	41
	237,544	0	(22,040)	215,504
Other marketable securities:
U.S. Government agency obligations	54,996	0	(1,669)	53,327
Corporate preferred stock	700	0	(175)	525
	55,696	0	(1,844)	53,852
	$293,240	0	(23,884)	269,356

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2021
Mortgage-backed securities:
FNMA	$138,628	550	(1,367)	137,811
FHLMC	108,599	126	(1,189)	107,536
Collateralized mortgage obligations:
FNMA	48	2	0	50
	247,275	678	(2,556)	245,397
Other marketable securities:
U.S. Government agency obligations	39,991	56	(337)	39,710
Corporate preferred stock	700	0	(42)	658
	40,691	56	(379)	40,368
	$287,966	734	(2,935)	285,765

The following table indicates amortized cost and estimated fair value of securities available for sale at June 30, 2022 based upon contractual maturity adjusted for scheduled repayments of principal and projected prepayments of principal based upon current economic conditions and interest rates.

(Dollars in thousands)	Amortized Cost	Fair Value
Due one year or less	$61,948	56,824
Due after one year through five years	176,035	162,511
Due after five years through fifteen years	55,252	50,016
Due after fifteen years	5	5
Total	$293,240	269,356

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

(8) Loans Receivable, Net

A summary of loans receivable at June 30, 2022 and December 31, 2021 is as follows:

(Dollars in thousands)	June 30, 2022	December 31, 2021
Single family	$173,833	163,322
Commercial real estate:
Real estate rental and leasing	213,101	209,666
Other	198,054	187,202
	411,155	396,868
Consumer	43,310	41,645
Commercial business	60,144	60,165
Total loans	688,442	662,000
Less:
Unamortized discounts	12	10
Net deferred loan fees	274	209
Allowance for loan losses	9,644	9,279
Total loans receivable, net	$678,512	652,502

(9) Allowance for Loan Losses and Credit Quality Information

The allowance for loan losses is summarized as follows:

(Dollars in thousands)	Single Family	Commercial Real Estate	Consumer	Commercial Business	Total
Balance, March 31, 2022	$1,002	6,495	991	1,096	9,584
Provision for losses	66	91	70	(161)	66
Charge-offs	0	0	(15)	0	(15)
Recoveries	0	0	1	8	9
Balance, June 30, 2022	$1,068	6,586	1,047	943	9,644

Balance, December 31, 2021	$974	6,388	981	936	9,279
Provision for losses	94	198	80	(10)	362
Charge-offs	0	0	(16)	0	(16)
Recoveries	0	0	2	17	19
Balance, June 30, 2022	$1,068	6,586	1,047	943	9,644

Allocated to:
Specific reserves	$36	280	83	7	406
General reserves	938	6,108	898	929	8,873
Balance, December 31, 2021	$974	6,388	981	936	9,279

Allocated to:
Specific reserves	$32	250	116	6	404
General reserves	1,036	6,336	931	937	9,240
Balance, June 30, 2022	$1,068	6,586	1,047	943	9,644

Loans receivable at December 31, 2021:
Individually reviewed for impairment	$340	3,757	546	7	4,650
Collectively reviewed for impairment	162,982	393,111	41,099	60,158	657,350
Ending balance	$163,322	396,868	41,645	60,165	662,000

Loans receivable at June 30, 2022:
Individually reviewed for impairment	$565	3,466	459	6	4,496
Collectively reviewed for impairment	173,268	407,689	42,851	60,138	683,946
Ending balance	$173,833	411,155	43,310	60,144	688,442

(Dollars in thousands)	Single Family	Commercial Real Estate	Consumer	Commercial Business	Total
For the three months ended June 30, 2021:
Balance, March 31, 2021	$839	7,073	1,189	1,031	10,132
Provision for losses	90	(690)	(166)	(125)	(891)
Charge-offs	0	0	(11)	0	(11)
Recoveries	0	650	27	8	685
Balance, June 30, 2021	$929	7,033	1,039	914	9,915

For the six months ended June 30, 2021:
Balance, December 31, 2020	$1,030	7,295	1,389	985	10,699
Provision for losses	(101)	(912)	(336)	(118)	(1,467)
Charge-offs	0	0	(42)	0	(42)
Recoveries	0	650	28	47	725
Balance, June 30, 2021	$929	7,033	1,039	914	9,915

The following table summarizes the amount of classified and unclassified loans at June 30, 2022 and December 31, 2021:

	June 30, 2022
	Classified					Unclassified
(Dollars in thousands)	Special Mention	Substandard	Doubtful	Loss	Total	Total	Total Loans
Single family	$511	1,123	52	0	1,686	172,147	173,833
Commercial real estate:
Real estate rental and leasing	15,337	4,728	0	0	20,065	193,036	213,101
Other	5,916	9,697	0	0	15,613	182,441	198,054
Consumer	0	352	19	87	458	42,852	43,310
Commercial business	1,118	1,973	0	0	3,091	57,053	60,144
	$22,882	17,873	71	87	40,913	647,529	688,442

	December 31, 2021
	Classified					Unclassified
(Dollars in thousands)	Special Mention	Substandard	Doubtful	Loss	Total	Total	Total Loans
Single family	$410	791	56	0	1,257	162,065	163,322
Commercial real estate:
Real estate rental and leasing	16,012	4,753	0	0	20,765	188,901	209,666
Other	6,824	9,571	0	0	16,395	170,807	187,202
Consumer	0	475	21	50	546	41,099	41,645
Commercial business	1,933	1,813	0	0	3,746	56,419	60,165
	$25,179	17,403	77	50	42,709	619,291	662,000

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

The aging of past due loans at June 30, 2022 and December 31, 2021 is summarized as follows:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
June 30, 2022
Single family	$2,381	116	286	2,783	171,050	173,833	0
Commercial real estate:
Real estate rental and leasing	0	0	0	0	213,101	213,101	0
Other	0	0	0	0	198,054	198,054	0
Consumer	200	74	73	347	42,963	43,310	0
Commercial business	0	0	0	0	60,144	60,144	0
	$2,581	190	359	3,130	685,312	688,442	0
December 31, 2021
Single family	$864	65	153	1,082	162,240	163,322	0
Commercial real estate:
Real estate rental and leasing	198	0	0	198	209,468	209,666	0
Other	226	3,402	0	3,628	183,574	187,202	0
Consumer	174	89	122	385	41,260	41,645	0
Commercial business	0	0	0	0	60,165	60,165	0
	$1,462	3,556	275	5,293	656,707	662,000	0

Impaired loans include loans that are non-performing (non-accruing) and loans that have been modified in a troubled debt restructuring (TDR). The following table summarizes impaired loans and related allowances as of June 30, 2022 and December 31, 2021:

	June 30, 2022			December 31, 2021
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans with no related allowance recorded:
Single family	$484	503	0	253	272	0
Commercial real estate:
Other	180	180	0	189	189	0
Consumer	300	300	0	419	419	0

Loans with an allowance recorded:
Single family	81	81	32	87	87	36
Commercial real estate:
Other	3,286	3,286	250	3,568	3,568	280
Consumer	159	159	116	127	127	83
Commercial business	6	6	6	7	7	7

Total:
Single family	565	584	32	340	359	36
Commercial real estate:
Other	3,466	3,466	250	3,757	3,757	280
Consumer	459	459	116	546	546	83
Commercial business	6	6	6	7	7	7
	$4,496	4,515	404	4,650	4,669	406

The following table summarizes the average recorded investment and interest income recognized on impaired loans during the three and six months ended June 30, 2022 and 2021:

	For the Three Months Ended June 30, 2022		For the Six Months Ended June 30, 2022
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance recorded:
Single family	$439	1	377	4
Commercial real estate:
Other	183	2	185	10
Consumer	330	3	359	5
Loans with an allowance recorded:
Single family	83	0	84	0
Commercial real estate:
Other	3,326	0	3,407	0
Consumer	162	0	150	1
Commercial business	7	0	7	0
Total:
Single family	522	1	461	4
Commercial real estate:
Other	3,509	2	3,592	10
Consumer	492	3	509	6
Commercial business	7	0	7	0
	$4,530	6	4,569	20

	For the Three Months Ended June 30, 2021		For the Six Months Ended June 30, 2021
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance recorded:
Single family	$580	1	633	2
Commercial real estate:
Real estate rental and leasing	614	0	720	0
Other	196	0	201	0
Consumer	570	2	571	2
Loans with an allowance recorded:
Single family	135	0	129	0
Commercial real estate:
Real estate rental and leasing	0	0	55	0
Other	154	0	161	0
Consumer	122	0	140	1
Commercial business	32	0	33	1
Total:
Single family	715	1	762	2
Commercial real estate:
Real estate rental and leasing	614	0	775	0
Other	350	0	362	0
Consumer	692	2	711	3
Commercial business	32	0	33	1
	$2,403	3	2,643	6

At June 30, 2022 and December 31, 2021, non-accruing loans totaled $4.3 million and $4.6 million, respectively, for which the related allowance for loan losses was $0.4 million for both periods. All of the interest income recognized for non-accruing loans was recognized using the cash basis method of income recognition. Non-accruing loans for which no specific allowance has been recorded because management determined that the value of the collateral was sufficient to repay the loan totaled $0.8 million and $0.9 million at June 30, 2022 and December 31, 2021, respectively. Non-accrual loans also include certain loans that have had terms modified in a TDR.

The non-accrual loans at June 30, 2022 and December 31, 2021 are summarized as follows:

(Dollars in thousands)	June 30, 2022	December 31, 2021

Single family	$565	$340
Commercial real estate:
Other	3,286	3,757
Consumer	436	517
Commercial business	6	7
	$4,293	$4,621

At June 30, 2022 and December 31, 2021, there were loans included in loans receivable, net, with terms that had been modified in a TDR totaling $1.0 million and $1.1 million, respectively. There were no loans that had been restructured in the second quarter of 2022. Of the loans that were restructured in the second quarter of 2021, none were classified but performing, and $0.1 were non-performing at June 30, 2021.

The following table summarizes TDRs at June 30, 2022 and December 31, 2021:

	June 30, 2022			December 31, 2021
(Dollars in thousands)	Accruing	Non-Accrual	Total	Accruing	Non-Accrual	Total
Single family	$0	245	245	0	254	254
Commercial real estate	179	162	341	0	355	355
Consumer	23	353	376	29	413	442
	$202	760	962	29	1,022	1,051

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

When a loan is modified in a TDR, there may be a direct, material impact on the loans within the consolidated balance sheets, as principal balances may be partially forgiven. The financial effects of TDRs are presented in the following table and represent the difference between the outstanding recorded balance pre-modification and post-modification, for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
(Dollars in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial real estate:
Other	0	$0	0	1	$165	165
Total	0	$0	0	1	$165	165

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
(Dollars in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial real estate:
Other	0	$0	0	1	$139	139
Consumer	1	93	94	1	93	94
Commercial business	0	0	0	1	14	14
Total	1	$93	94	3	$246	247

The following table summarizes the loans that were restructured in the twelve months ended June 30, 2022 and subsequently defaulted during the three and six months ended June 30, 2022

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
(Dollars in thousands)	Number of Contracts	Outstanding Recorded Investment	Number of Contracts	Outstanding Recorded Investment
Troubled debt restructurings that subsequently defaulted:
Consumer	1	$37	1	$37
Total	1	$37	1	$37

There were no loans that were restructured within the twelve months ended June 30, 2021 that subsequently defaulted during the three and six months ended June 30, 2021.

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

TDRs are reviewed for impairment following the same methodology as other impaired loans. For loans that are collateral-dependent, the value of the collateral is reviewed and additional reserves may be added as needed. Loans that are not collateral-dependent may have additional reserves established if deemed necessary. The reserves for TDRs were $0.2 million, or 2.3%, of the total $9.6 million in loan loss reserves at June 30, 2022 and $0.2 million, or 2.6%, of the total $9.3 million in loan loss reserves at December 31, 2021.

The Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law on March 27, 2020 and the Bank’s regulators issued the Interagency Statement on Loan Modification and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus on April 7, 2020. Section 4013 of the CARES Act temporarily allowed the Bank to grant modifications of loans to borrowers that were impacted by the pandemic without classifying the modifications as TDRs if the accommodation was granted before December 31, 2021. In accordance with the regulatory guidance, the Bank granted accommodations on certain loans to borrowers who were negatively impacted by the COVID-19 pandemic. At June 30, 2022 and June 30, 2021, the Bank had $0 and $33.5 million, respectively, of outstanding loans that were granted loan accommodations in accordance with Section 4013 of the CARES Act.

(10) Intangible Assets

The Company’s intangible assets consist of core deposit intangibles, goodwill and mortgage servicing rights. A summary of mortgage servicing activity is as follows:

(Dollars in thousands)	Six Months Ended June 30, 2022	Twelve Months Ended December 31, 2021	Six Months Ended June 30, 2021
Balance, beginning of period	$3,280	3,043	3,043
Originations	419	1,405	691
Amortization	(465)	(1,168)	(574)
Balance, end of period	$3,234	3,280	3,160
Fair value of mortgage servicing rights	$6,103	4,813	4,316

All of the loans sold where the Company continues to service the loans are serviced for FNMA under the individual loan sale program. The following is a summary of the risk characteristics of the loans being serviced for FNMA at June 30, 2022:

		Weighted	Weighted
	Loan	Average	Average
	Principal	Interest	Remaining	Number
(Dollars in thousands)	Balance	Rate	Term (months)	of Loans
Original term 15 year fixed rate	$115,067	2.88%	140	1,055
Original term 30 year fixed rate	431,211	3.47	311	2,681

Amortization expense for intangible assets was $0.5 million and $0.6 million for the six months ended June 30, 2022 and 2021, respectively. The gross carrying amount of intangible assets and the associated accumulated amortization at June 30, 2022 and December 31, 2021 is presented in the following table.

	June 30, 2022
	Gross		Unamortized
	Carrying	Accumulated	Intangible
(Dollars in thousands)	Amount	Amortization	Assets
Mortgage servicing rights	$5,980	(2,746)	3,234
Core deposit intangible	154	(154)	0
Goodwill	802	0	802
Total	$6,936	(2,900)	4,036

	December 31, 2021
	Gross		Unamortized
	Carrying	Accumulated	Intangible
(Dollars in thousands)	Amount	Amortization	Assets
Mortgage servicing rights	$5,854	(2,574)	3,280
Core deposit intangible	574	(564)	10
Goodwill	802	0	802
Total	$7,230	(3,138)	4,092

The following table indicates the estimated future amortization expense for mortgage servicing rights:

(Dollars in thousands)	Mortgage Servicing Rights
Year ending December 31,
2022	$366
2023	689
2024	656
2025	590
2026	492
Thereafter	441
Total	$3,234

No amortization expense relating to goodwill is recorded as GAAP does not allow goodwill to be amortized but requires that it be tested for impairment at least annually, or sooner, if there are indications that impairment may exist.

Projections of amortization are based on existing asset balances and the existing interest rate environment as of June 30, 2022. The Company’s actual experience may be significantly different depending upon changes in mortgage interest rates and other market conditions.

(11) Leases

The Company accounts for its leases in accordance with ASU 2016-02, Leases (Topic 842). Operating lease right-of-use assets represent the Company’s right to use an underlying asset during the lease term and operating lease liabilities represent its obligation to make lease payments arising from the lease. Right-of-use assets and operating lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents the Company’s incremental borrowing rate at the lease commencement date. Because the Company only has operating leases and the right-of-use asset is offset by a lease payment obligation liability, the lease payments are the only amount that is recorded in occupancy expense in the consolidated statements of comprehensive (loss) income.

The Company’s leases relate to office space and bank branches with remaining lease terms between five and thirty-four months. Certain leases contain extension options which typically range from three to ten years. Because these extension options are not considered reasonably certain of exercise, they are not included in the lease term. As of June 30, 2022, operating lease right-of-use assets and liabilities were $0.5 million and recorded on the consolidated balance sheet in other assets and other liabilities, respectively.

The table below summarizes the Company’s net lease cost for the three and six months ended June 30, 2022.

(Dollars in thousands)	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Operating lease cost	$58	115

The table below summarizes other information related to the Company’s operating leases:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$58	223	115	449
Weighted-average remaining lease term – operating leases, in years	2.5	3.3	2.5	3.3
Weighted-average discount rate – operating leases	2.44%	2.19%	2.44%	2.19%

The decrease in the net lease cost and operating cash flows between the periods is related to the purchase of the combined corporate office and branch facility in Rochester, Minnesota during the fourth quarter of 2021. This facility had previously been leased by the Company.

The table below summarizes the maturity of remaining lease liabilities at June 30, 2022:

(Dollars in thousands)	June 30, 2022
2022	$115
2023	205
2024	185
2025	30
2026 and thereafter	0
Total lease payments	535
Less: Interest	(17)
Present value of lease liabilities	$518

(12) Earnings per Common Share

The following table reconciles the weighted average shares outstanding and the earnings available to common stockholders used for basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2022	2021	2022	2021
Weighted average number of common shares outstanding used in basic earnings per common share calculation	4,360,717	4,492,502	4,375,936	4,526,434
Net dilutive effect of:
Restricted stock awards and options	33,442	34,394	33,662	32,983
Weighted average number of shares outstanding adjusted for effect of dilutive securities	4,394,159	4,526,896	4,409,598	4,559,417
Income available to common stockholders	$2,289	4,528	3,776	7,946
Basic earnings per common share	$0.52	1.01	0.86	1.76
Diluted earnings per common share	$0.52	1.00	0.86	1.74

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

The FRB amended its Small Bank Holding Company Policy Statement (Policy Statement) to exempt small bank holding companies with assets less than $3 billion from the above capital requirements. The Policy Statement was also expanded to include savings and loan holding companies that meet the Policy Statement’s qualitative requirements for exemption. The Company currently meets the qualitative exemption requirements, and therefore, is exempt from the above capital requirements.

Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table and defined in the regulation) of common equity Tier 1 capital to risk-weighted assets, Tier 1 capital to adjusted total assets, Tier 1 capital to risk-weighted assets and total capital to risk-weighted assets.

The Bank’s average total assets for the second quarter of 2022 were $1.0 billion, its adjusted total assets were $1.0 billion, and its risk-weighted assets were $792.4 million. The following table presents the Bank’s capital amounts and ratios at June 30, 2022 for actual capital, required capital and excess capital, including ratios in order to qualify as being well capitalized under the prompt corrective actions regulations.

	Actual		Required to be Adequately Capitalized		Excess Capital		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Percent of Assets(1)	Amount	Percent of Assets(1)	Amount	Percent of Assets(1)	Amount	Percent of Assets(1)
Common equity Tier 1 capital	$101,791	12.85%	$35,657	4.50%	$66,134	8.35%	$51,505	6.50%
Tier 1 leverage	101,791	9.71	41,932	4.00	59,859	5.71	52,415	5.00
Tier 1 risk-based capital	101,791	12.85	47,543	6.00	54,248	6.85	63,391	8.00
Total risk-based capital	111,435	14.06	63,391	8.00	48,044	6.06	79,238	10.00

(1) Based upon the Bank’s adjusted total assets for the purpose of the Tier 1 leverage capital ratio and risk-weighted assets for the purpose of the risk-based capital ratios.

The Bank must maintain a capital conservation buffer of 2.50% composed of common equity Tier 1 capital above its minimum risk-based capital requirements in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. Management believes that, as of June 30, 2022, the Bank’s capital ratios were in excess of those quantitative capital ratio standards set forth under the current prompt corrective action regulations, including the capital conservation buffer described above. However, there can be no assurance that the Bank will continue to maintain such status in the future. The Office of the Comptroller of the Currency (OCC) has extensive discretion in its supervisory and enforcement activities and can adjust the requirement to be well-capitalized in the future.

(14) Stockholders’ Equity

The Company repurchased 30,000 shares and 60,000 shares of its common stock in the open market for a gross purchase price of $0.7 million and $1.4 million under its share repurchase program during the second quarter and first six months of 2022, respectively. At June 30, 2022, the Company was authorized to repurchase up to $2.7 million more of its common stock under the existing share repurchase program. The Company also declared two quarterly dividends of 6 cents per share that were paid on March 9, 2022 and June 7, 2022.

(15) Commitments and Contingencies

The Bank issues standby letters of credit which guarantee the performance of customers to third parties. The standby letters of credit issued and available at June 30, 2022 were approximately $12.8 million, expire over the next twenty-nine months, and are collateralized primarily with commercial real estate mortgages. Since the conditions under which the Bank is required to fund the standby letters of credit may not materialize, the cash requirements are expected to be less than the total outstanding commitments.

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

(Dollars in thousands)	Home Federal Savings Bank	Other	Eliminations	Consolidated Total
At or for the six months ended June 30, 2022:
Interest income – external customers	$15,622	0	0	15,622
Non-interest income – external customers	4,891	0	0	4,891
Intersegment interest income	0	17	(17)	0
Intersegment non-interest income	117	4,071	(4,188)	0
Interest expense	592	0	(17)	575
Provision for loan losses	362	0	0	362
Non-interest expense	13,947	405	(117)	14,235
Income tax expense	1,658	(93)	0	1,565
Net income	4,071	3,776	(4,071)	3,776
Total assets	1,081,228	95,980	(95,199)	1,082,009
At or for the six months ended June 30, 2021:
Interest income – external customers	$15,983	0	0	15,983
Non-interest income – external customers	7,996	1	0	7,997
Intersegment interest income	0	14	(14)	0
Intersegment non-interest income	117	8,281	(8,398)	0
Interest expense	877	0	(14)	863
Provision for loan losses	(1,467)	0	0	(1,467)
Non-interest expense	13,140	436	(117)	13,459
Income tax expense	3,265	(86)	0	3,179
Net income	8,281	7,946	(8,281)	7,946
Total assets	981,023	107,421	(107,418)	981,026
At or for the quarter ended June 30, 2022:
Interest income – external customers	$8,057	0	0	8,057
Non-interest income – external customers	2,516	0	0	2,516
Intersegment interest income	0	8	(8)	0
Intersegment non-interest income	58	2,433	(2,491)	0
Interest expense	300	0	(8)	292
Provision for loan losses	66	0	0	66
Non-interest expense	6,841	200	(58)	6,983
Income tax expense	991	(48)	0	943
Net income	2,433	2,289	(2,433)	2,289
Total assets	1,081,228	95,980	(95,199)	1,082,009
At or for the quarter ended June 30, 2021:
Interest income – external customers	$8,094	0	0	8,094
Non-interest income – external customers	4,742	0	0	4,742
Intersegment interest income	0	6	(6)	0
Intersegment non-interest income	59	4,687	(4,746)	0
Interest expense	416	0	(6)	410
Provision for loan losses	(891)	0	0	(891)
Non-interest expense	6,831	208	(59)	6,980
Income tax expense	1,852	(43)	0	1,809
Net income	4,687	4,528	(4,687)	4,528
Total assets	981,023	107,421	(107,418)	981,026

Item 2:	HMN FINANCIAL, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Information

Safe Harbor Statement

This quarterly report on Form 10-Q and other reports filed by the Company with the SEC may contain forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are often identified by such forward-looking terminology as “expect,” “estimate,” “intend,” “look,” “believe,” “anticipate,” “project,” “continue,” “may,” “will,” “would,” “could,” “target,” “goal,” “should,” and “trend,” or similar statements or variations of such terms and include, but are not limited to, those relating to: maintaining credit quality; maintaining net interest margins; the adequacy and amount of available liquidity and capital resources to Home Federal Savings Bank (the Bank); the Company’s liquidity and capital requirements; enacted and expected changes to the federal funds rate; the anticipated impacts of the COVID-19 pandemic and efforts to mitigate the same on the general economy, the Bank’s clients, and the allowance for loan losses; the amount of the Bank’s non-performing assets in future periods and the appropriateness of the allowances therefor; anticipated future levels of the provision for loan losses; future losses on non-performing assets; the amount and composition of interest earning assets; the amount and compositions of non-interest and interest-bearing liabilities; the availability of alternate funding sources; the payment of dividends or repurchases of stock by HMN; the amount of deposits that will be withdrawn from checking and money market accounts and how the withdrawn deposits will be replaced; the projected changes in net interest income based on rate shocks; the range that interest rates may fluctuate over the next twelve months; the net market risk of interest rate shocks; the future outlook for the issuer of the trust preferred securities held by the Bank; the ability of the Bank to pay dividends to HMN; the ability to remain well capitalized; the impact of new accounting pronouncements; and compliance by the Bank with regulatory standards generally (including the Bank’s status as “well-capitalized”) and other supervisory directives or requirements to which the Company or the Bank are or may become expressly subject.

A number of factors, many of which may be amplified by the COVID-19 pandemic and efforts to mitigate the same, could cause actual results to differ materially from the Company’s assumptions and expectations. These include but are not limited to the adequacy and marketability of real estate and other collateral securing loans to borrowers; federal and state regulation and enforcement; possible legislative and regulatory changes, including changes to regulatory capital rules; the ability of the Bank to comply with other applicable regulatory capital requirements; enforcement activity of the Office of the Comptroller of the Currency and the Federal Reserve Bank of Minneapolis in the event of non-compliance with any applicable regulatory standard or requirement; adverse economic, business and competitive developments such as shrinking interest margins, reduced collateral values, deposit outflows, changes in credit or other risks posed by the Company’s loan and investment portfolios; changes in costs associated with traditional and alternate funding sources, including changes in collateral advance rates and policies of the Federal Home Loan Bank and the Federal Reserve Bank; technological, computer-related or operational difficulties including those from any third party cyberattack; results of litigation; reduced demand for financial services and loan products; changes in accounting policies and guidelines, or monetary and fiscal policies of the federal government or tax laws; domestic and international economic developments; the Company’s access to and adverse changes in securities markets; the market for credit related assets; the future operating results, financial condition, cash flow requirements and capital spending priorities of the Company and the Bank; the availability of internal and, as required, external sources of funding; the Company’s ability to attract and retain employees; or other significant uncertainties. Additional factors that may cause actual results to differ from the Company’s assumptions and expectations include those set forth in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and Part II, Item 1A of its subsequently filed quarterly reports on Form 10-Q. All statements in this quarterly report on Form 10-Q, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no duty to update any of the forward-looking statements after the date of this quarterly report on Form 10-Q.

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

The appropriateness of the allowance for loan losses is dependent upon management’s estimates of variables affecting valuation, appraisals of collateral, evaluations of performance and status and the amounts and timing of future cash flows expected to be received on impaired loans. Such estimates, appraisals, evaluations and cash flows may be subject to adjustments due to changing economic prospects of borrowers or properties. The fair market value of collateral dependent loans is typically based on the appraised value of the property less estimated selling costs. The estimates are reviewed periodically and any adjustments are recorded in the provision for loan losses in the periods in which the adjustments become known. Because of the size of some loans, changes in estimates can have a significant impact on the loan loss provision. The allowance is allocated to individual loan categories based upon the relative risk characteristics of the loan portfolios, the actual loss experience and other qualitative factors. The Company increases its allowance for loan losses by charging the provision for loan losses against income and by receiving recoveries of previously charged off loans. The Company decreases its allowance by crediting the provision for loan losses and recording loan charge-offs. The current year-to-date activity resulted in an increase in the allowance and a charge against income to the loan loss provision. The methodology for establishing the allowance for loan losses takes into consideration probable losses that have been identified in connection with specific loans as well as losses in the loan portfolio that have not been specifically identified. Although management believes that based on current conditions the allowance for loan losses is maintained at an appropriate amount to provide for probable loan losses inherent in the portfolio as of the balance sheet dates, future conditions may differ substantially from those anticipated in determining the allowance for loan losses and adjustments may be required in the future. In addition, the Company will be required to adopt Accounting Standards Update (ASU) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments in the first quarter of 2023. See “Note 1 - New Accounting Pronouncements” in the Notes to Consolidated Financial Statements for further information on the potential impact of adopting ASU 2016-13.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2022 COMPARED TO THE SAME PERIODS ENDED JUNE 30, 2021

Net Income

Net income was $2.3 million for the second quarter of 2022, a decrease of $2.2 million, compared to net income of $4.5 million for the second quarter of 2021. Diluted earnings per share for the second quarter of 2022 was $0.52, a decrease of $0.48, from the diluted earnings per share of $1.00 for the second quarter of 2021. The decrease in net income between the periods was primarily because of a $1.4 million decrease in other non-interest income due to a decrease in the gains realized on the sale of real estate owned. Other items impacting net income were a $1.0 million increase in the provision for loan losses primarily because of the increase in qualitative reserves and a $0.9 million decrease in the gain on sales of loans due to a decrease in mortgage loan originations and sales. These decreases in net income were partially offset by a $0.9 million decrease in income tax expense as a result of the decrease in pre-tax income between the periods.

Net income was $3.8 million for the six month period ended June 30, 2022, a decrease of $4.1 million, or 52.5%, compared to net income of $7.9 million for the six month period ended June 30, 2021. Diluted earnings per share for the six month period ended June 30, 2022 was $0.86, a decrease of $0.88 per share compared to diluted earnings per share of $1.74 for the same period in 2021. The decrease in net income between the periods was primarily because of a $1.9 million increase in the provision for loan losses due to an increase in qualitative reserves, a $1.7 million decrease in the gain on sales of loans due to a decrease in mortgage loan originations and sales, a $1.4 million decrease in other non-interest income primarily because of a decrease in the gains that were realized on the sale of real estate owned, and a $0.5 million increase in compensation and benefits expense primarily because of a decrease in the direct loan origination compensation costs that were deferred as a result of the decreased mortgage loan production. These decreases in net income were partially offset by a $1.6 million decrease in income tax expense as a result of the decrease in pre-tax income between the periods.

Net Interest Income

Net interest income was $7.8 million for the second quarter of 2022, an increase of $0.1 million, or 1.1%, compared to $7.7 million for the second quarter of 2021. Interest income was $8.1 million for the second quarter of 2022, the same as the second quarter of 2021. Interest income remained the same, despite the $62.5 million increase in the average interest-earning assets between the periods, primarily because of a decrease in the average yield earned on interest-earning assets between the periods. The average yield earned on interest-earning assets was 3.22% for the second quarter of 2022, a decrease of 22 basis points from 3.44% for the second quarter of 2021. The decrease in the average yield is primarily related to the $0.6 million decrease in the yield enhancements recognized on Paycheck Protection Program (PPP) loans that were repaid between the periods.

Interest expense was $0.3 million for the second quarter of 2022, a decrease of $0.1 million, or 28.8%, compared to $0.4 million for the second quarter of 2021. Interest expense decreased, despite the $62.2 million increase in the average interest-bearing liabilities and non-interest bearing deposits between the periods, primarily because of the decrease in the average interest rate paid on deposits. The average interest rate paid on interest-bearing liabilities and non-interest bearing deposits was 0.13% for the second quarter of 2022, a decrease of 6 basis points from 0.19% for the second quarter of 2021. The decrease in the interest paid on interest-bearing liabilities was primarily because of the repricing of maturing certificates of deposit in the continued low deposit interest rate environment.

Net interest margin (net interest income divided by average interest-earning assets) for the second quarter of 2022 was 3.10%, a decrease of 17 basis points, compared to 3.27% for the second quarter of 2021. The decrease in the net interest margin is primarily related to the decrease in the average yield earned on interest-earning assets. The decrease in the average yield is primarily related to the $0.6 million decrease in the yield enhancements recognized on PPP loans that were repaid between the periods.

Net interest income was $15.0 million for the first six months of 2022, a decrease of $0.1 million, or 0.5%, compared to $15.1 million for the same period of 2021. Interest income was $15.6 million for the first six months of 2022, a decrease of $0.4 million, or 2.3%, from $16.0 million for the first six months of 2021. Interest income decreased, despite the $83.7 million increase in the average interest-earning assets between the periods, primarily because of a decrease in the average yield earned on interest-earning assets between the periods. The average yield earned on interest-earning assets was 3.14% for the first six months of 2022, a decrease of 36 basis points from 3.50% for the first six months of 2021. The decrease in the average yield is primarily related to the $1.2 million decrease in the yield enhancements recognized on PPP loans that were repaid between the periods.

Interest expense was $0.6 million for the first six months of 2022, a decrease of $0.3 million, or 33.4%, compared to $0.9 million for the same period of 2021. Interest expense decreased, despite the $81.2 million increase in the average interest-bearing liabilities and non-interest bearing deposits between the periods, primarily because of the decrease in the average interest rate paid on deposits. The average interest rate paid on interest-bearing liabilities and non-interest bearing deposits was 0.13% for the first six months of 2022, a decrease of 8 basis points from 0.21% for the first six months of 2021. The decrease in the interest paid on interest-bearing liabilities was primarily because of the repricing of maturing certificates of deposit in the continued low deposit interest rate environment.

Net interest margin (net interest income divided by average interest-earning assets) for the first six months of 2022 was 3.02%, a decrease of 29 basis points, compared to 3.31% for the first six months of 2021. The decrease in the net interest margin is primarily related to the decrease in the average yield earned on interest-earning assets. The decrease in the average yield is primarily related to the $1.2 million decrease in the yield enhancements recognized on PPP loans that were repaid between the periods.

A summary of the Company’s net interest margin for the three and six month periods ended June 30, 2022 and 2021 is as follows:

	For the three month period ended
	June 30, 2022			June 30, 2021
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
Interest-earning assets:
Securities available for sale	$299,138	816	1.09%	$197,739	502	1.02%
Loans held for sale	2,710	30	4.53	4,821	38	3.14
Single family loans, net	175,948	1,511	3.44	155,205	1,418	3.66
Commercial loans, net	459,406	5,151	4.50	442,794	5,571	5.05
Consumer loans, net	41,869	473	4.53	47,235	530	4.50
Other	27,012	76	1.13	95,750	35	0.15
Total interest-earning assets	1,006,083	8,057	3.22	943,544	8,094	3.44

Interest-bearing liabilities:
Checking accounts	155,832	38	0.10	161,288	48	0.12
Savings accounts	124,170	18	0.06	113,717	18	0.06
Money market accounts	267,024	158	0.24	240,852	141	0.24
Certificate accounts	78,956	73	0.37	95,306	203	0.86
Advances and other borrowings	1,968	5	1.04	0	0	0.00
Total interest-bearing liabilities	627,950			611,163
Non-interest checking	296,715			251,196
Other non-interest bearing deposits	2,350			2,425
Total interest-bearing liabilities and non-interest bearing deposits	$927,015	292	0.13	$864,784	410	0.19
Net interest income		$7,765			$7,684
Net interest rate spread			3.09%			3.25%
Net interest margin			3.10%			3.27%

	For the six month period ended
	June 30, 2022			June 30, 2021
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
Interest-earning assets:
Securities available for sale	$297,264	1,604	1.09%	$181,220	1,000	1.11%
Loans held for sale	3,335	65	3.93	4,953	75	3.04
Single family loans, net	173,014	2,947	3.43	150,114	2,747	3.69
Commercial loans, net	454,371	9,959	4.42	440,351	10,943	5.01
Consumer loans, net	41,301	945	4.61	49,722	1,152	4.67
Other	35,256	102	0.58	94,495	66	0.14
Total interest-earning assets	1,004,541	15,622	3.14	920,855	15,983	3.50

Interest-bearing liabilities:
Checking accounts	158,061	79	0.10	157,802	92	0.12
Savings accounts	122,610	36	0.06	109,778	34	0.06
Money market accounts	258,929	290	0.23	232,255	270	0.23
Certificate accounts	81,635	165	0.41	97,541	467	0.97
Advances and other borrowings	990	5	1.04	0	0	0.00
Total interest-bearing liabilities	622,225			597,376
Non-interest checking	300,187			243,874
Other non-interest bearing deposits	2,492			2,485
Total interest-bearing liabilities and non-interest bearing deposits	$924,904	575	0.13	$843,735	863	0.21
Net interest income		$15,047			$15,120
Net interest rate spread			3.01%			3.29%
Net interest margin			3.02%			3.31%

Provision for Loan Losses

The provision for loan losses was $0.1 million for the second quarter of 2022, an increase of $1.0 million compared to ($0.9) million for the second quarter of 2021. The provision for loan losses was $0.4 million for the first six months of 2022, an increase of $1.9 million compared to ($1.5) million for the first six months of 2021. The provision for loan losses increased between the periods primarily because of an increase in the qualitative reserves due to the perceived negative impact on borrowers from rising inflation and interest rates. The credit provision recorded in 2021 was primarily the result of improvements in the underlying operations supporting many of the loans that were initially negatively impacted by the COVID-19 pandemic in 2020.

The allowance for loan losses is made up of general reserves on the entire loan portfolio and specific reserves on impaired loans. The general reserve amount includes quantitative reserves based on the size and risk characteristics of the portfolio and past loan loss history and qualitative reserves for other items determined to have a potential impact on future loan losses. The general reserves increased during the periods as a result of an increase in the required qualitative reserves. The qualitative reserves for loan losses related to the disruption in business activity as a result of the COVID-19 pandemic was reduced during the quarter because of a perceived reduction in this risk due to improving conditions. The reduction in pandemic related qualitative reserves was entirely offset by an increase in the qualitative reserves for other economic factors. The other qualitative reserves were increased due to a perceived deterioration of economic conditions during the three and six month periods, including an increase in the rate of inflation, and enacted and expected increases in the federal funds rate.

A reconciliation of the Company’s allowance for loan losses for the three and six month periods ended June 30, 2022 and 2021 is summarized as follows:

(Dollars in thousands)	2022	2021
Balance at March 31,	$9,584	10,132
Provision	66	(891)
Charge offs:
Consumer	(15)	(11)
Recoveries	9	685
Balance at June 30,	$9,644	9,915
Allocated to:
General allowance	$9,240	9,652
Specific allowance	404	263
	$9,644	9,915

(Dollars in thousands)	2022	2021
Balance at January 1,	$9,279	10,699
Provision	362	(1,467)
Charge offs:
Consumer	(16)	(42)
Recoveries	19	725
Balance at June 30,	$9,644	9,915

The $0.7 million of recoveries in the first six months of 2021 relates primarily to a commercial loan in the transportation industry.

Non-Interest Income

Non-interest income was $2.5 million for the second quarter of 2022, a decrease of $2.2 million, or 46.9%, from $4.7 million for the second quarter of 2021. Other non-interest income decreased $1.4 million due primarily to a decrease in the gains that were realized on the sale of real estate owned between the periods. Gain on sales of loans decreased $0.9 million due primarily to a decrease in mortgage loan originations and sales between the periods. These decreases in non-interest income were partially offset by a slight increase in fees and service charges due primarily to an increase in overdraft fees between the periods. Loan servicing fees increased slightly between the periods due to an increase in the aggregate balances of single family mortgage loans that were being serviced for others.

Non-interest income was $4.9 million for the first six months of 2022, a decrease of $3.1 million, or 38.8%, from $8.0 million for the first six months of 2021. Gain on sales of loans decreased $1.7 million due primarily to a decrease in mortgage loan originations and sales between the periods. Other non-interest income decreased $1.4 million due primarily because of a decrease in the gains that were realized on the sale of real estate owned between the periods. These decreases in non-interest income were partially offset by a $0.1 million increase in fees and service charges due primarily to an increase in overdraft fees between the periods. Loan servicing fees increased slightly between the periods due to an increase in the aggregate balances of single family mortgage loans that were being serviced for others.

Non-Interest Expense

Non-interest expense was $7.0 million for the second quarter of 2022, the same as for the second quarter of 2021. Data processing expenses increased $0.2 million between the periods primarily because of the change to an outsourced data processing relationship at the end of the first quarter of 2022. Compensation and benefits expense increased $0.1 million primarily because of a decrease in the direct loan origination compensation costs that were deferred as a result of the decreased mortgage loan production between the periods. These increases in non-interest expense were partially offset by a $0.2 million decrease in occupancy and equipment expense due primarily to a decrease in rent expense between the periods as a result of purchasing the combined corporate and branch location in Rochester, Minnesota in the fourth quarter of 2021. Other non-interest expense decreased slightly between the periods primarily because of a decrease in mortgage servicing expenses as a result of having less loans in the servicing portfolio being prepaid. Professional services expense decreased slightly between the periods primarily because of a decrease in employee recruiting fees paid.

Non-interest expense was $14.2 million for the first six months of 2022, an increase of $0.7 million, or 5.8%, from $13.5 million for the first six months of 2021. Compensation and benefits expense increased $0.5 million primarily because of a decrease in the direct loan origination compensation costs that were deferred as a result of the decreased mortgage loan production between the periods. Professional services expense increased $0.3 million between the periods primarily because of an increase in legal expenses relating to a bankruptcy litigation claim that was settled during the first quarter of 2022. Data processing expenses increased $0.2 million between the periods primarily because of the change to an outsourced data processing relationship at the end of the first quarter of 2022. These increases in non-interest expense were partially offset by a $0.3 million decrease in occupancy and equipment expense due primarily to a decrease in rent expense between the periods as a result of purchasing the combined corporate and branch location in Rochester, Minnesota in the fourth quarter of 2021. Other non-interest expense decreased slightly between the periods primarily because of a decrease in mortgage servicing expenses as a result of having less loans in the servicing portfolio being prepaid.

Income Taxes

Income tax expense was $0.9 million for the second quarter of 2022, a decrease of $0.9 million from $1.8 million for the second quarter of 2021. Income tax expense was $1.6 million for the first six months of 2022, a decrease of $1.6 million from $3.2 million for the first six months of 2021. The decrease in income tax expense between the periods is primarily the result of a decrease in pre-tax income.

FINANCIAL CONDITION

Non-Performing Assets

The following table summarizes the amounts and categories of non-performing assets in the Bank’s portfolio and loan delinquency information as of the end of the three most recently completed quarters.

	June 30,	March 31,	December 31,
(Dollars in thousands)	2022	2022	2021

Non‑performing loans:
Single family	$565	$478	$340
Commercial real estate	3,286	3,551	3,757
Consumer	436	500	517
Commercial	7	7	7
Total	4,294	4,536	4,621

Foreclosed and repossessed assets:
Commercial real estate	0	290	290
Total non‑performing assets	$4,294	$4,826	$4,911
Total as a percentage of total assets	0.40%	0.47%	0.46%
Total as a percentage of total loans receivable	0.62%	0.66%	0.70%
Allowance for loan loss to non-performing loans	224.61%	211.31%	200.81%

Delinquency data:
Delinquencies (1)
30+ days	$2,504	$913	$1,418
90+ days	0	0	0
Delinquencies as a percentage of loan portfolio (1)
30+ days	0.36%	0.13%	0.21%
90+ days	0.00%	0.00%	0.00%
(1)	Excludes non-accrual loans.

Total non-performing assets were $4.3 million at June 30, 2022, a decrease of $0.5 million, or 11.0%, from $4.8 million at March 31, 2022 and a decrease of $0.6 million, or 12.6%, from $4.9 million at December 31, 2021. Non-performing loans decreased $0.2 million and foreclosed and repossessed assets decreased $0.3 million during the second quarter of 2022. Non-performing loans decreased $0.3 million and foreclosed and repossessed assets decreased $0.3 million during the first six months of 2022.

Dividends

The Company declared two quarterly dividends of 6 cents per share in the first six months of 2022 that were paid to stockholders on March 9, 2022 and June 7, 2022. The declaration and amount of any future cash dividends remains subject to the sole discretion of the Board of Directors and will depend upon many factors, including the Company’s results of operations, financial condition, capital requirements, regulatory and contractual restrictions, business strategy and other factors deemed relevant by the Board of Directors.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2022, the net cash provided by operating activities was $17.9 million. The Company collected $24.2 million in principal repayments and maturities on securities and purchased securities and FHLB stock for $31.8 million. The Company redeemed FHLB stock totaling $1.5 million and received proceeds from the sale of real estate of $0.4 million. The Company had a net increase in deposit balances of $28.2 million, and received and repaid $31.0 million in proceeds from borrowings during the period. The Company also purchased $1.4 million of treasury stock, obtained $0.1 million in treasury stock for the taxes payable on stock awards, paid dividends to stockholders of $0.5 million, and purchased $0.2 million of premises and equipment. Loans receivable also increased $37.4 million during the period.

The Company has certificates of deposit with outstanding balances of $51.1 million that come due over the next 12 months. Based upon past experience, management anticipates that the majority of the deposits will renew for another term. The Company believes that cash outflows from deposits that do not renew will be replaced with a combination of other customers’ deposits or FHLB advances. FRB borrowings could also be used to fund unanticipated outflows of certificates of deposit.

The Company had nine deposit customers each with aggregate deposits greater than $5.0 million as of June 30, 2022. The $163.2 million in funds held by these customers may be withdrawn at any time, but management anticipates that the majority of these deposits will not be withdrawn from the Bank over the next twelve months. If these deposits were withdrawn, it is anticipated that they would be replaced with deposits from other customers or FHLB advances. FRB borrowings could also be used to replace unanticipated outflows of large checking and money market deposits.

The Company had the ability to borrow $197.2 million from the FHLB at June 30, 2022 based on the collateral value of the loans pledged. The credit policy of the FHLB relating to the collateral value of the loans collateralizing the available line of credit with the FHLB may change such that the current collateral pledged to secure future advances is no longer acceptable or the formulas for determining the excess pledged collateral may change. The FHLB could also reduce the amount of funds it will lend to the Bank. It is not anticipated that the Bank will need to find alternative funding sources in the next twelve months to replace the available borrowings from the FHLB. However, if needed, the Bank could borrow an additional $71.1 million from the FRB based on the collateral value of the loans pledged at June 30, 2022.

The Company’s primary source of cash is dividends from the Bank. At June 30, 2022, the Company had $10.5 million in cash. The primary use of cash by the Company is the payment of operating expenses, the repurchase of Company stock, and the payment of dividends to stockholders.

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

The following table discloses the projected changes in the market value of the Company’s interest-earning assets and interest-bearing liabilities based upon incremental 100 basis-point changes in interest rates from interest rates in effect on June 30, 2022.

(Dollars in thousands)	Market Value

Basis point change in interest rates	-100	0	+100	+200
Total market-risk sensitive assets	$1,058,137	1,032,626	1,012,419	990,875
Total market-risk sensitive liabilities	869,473	823,076	790,937	766,283
Off-balance sheet financial instruments	(32)	0	160	309
Net market risk	$188,696	209,550	221,322	224,283
Percentage change from current market value	(9.95)%	0.00%	5.62%	7.03%

The preceding table was prepared utilizing a model using the following assumptions (the Model Assumptions) regarding prepayment and decay ratios that were determined by management based upon their review of historical prepayment speeds and future prepayment projections. Fixed rate loans were assumed to prepay at annual rates of between 1% and 38%, depending on the note rate and the period to maturity. Adjustable rate mortgages (ARMs) were assumed to prepay at annual rates of between 7% and 39%, depending on the note rate and the period to maturity. Mortgage-backed securities were projected to have prepayments based upon the underlying collateral securing the instrument. Certificate accounts were assumed not to be withdrawn until maturity. Passbook accounts and money market accounts were assumed to decay at an annual rate of 2% and 26%, respectively. Retail checking accounts, commercial checking accounts and commercial money market accounts were assumed to decay at annual rates of 2%, 32% and 4%, respectively. Callable investments were projected to be called at the first call date where the projected interest rate on similar remaining term instruments was less than the interest rate on the callable investment.

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

Asset/Liability Management

The Company’s management reviews the impact that changing interest rates will have on the Company’s net interest income projected for the next twelve months to determine if its current level of interest rate risk is acceptable. The following table projects the estimated impact on net interest income during the twelve month period ended June 30, 2023 of immediate interest rate changes called rate shocks:

(Dollars in thousands)
Rate Shock in Basis Points	Projected Change in Net Interest Income	Percentage Change
+200	$1,589	5.09%
+100	797	2.55
0	0	0.00
-100	(1,256)	(4.03)

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to purchases made by the Company of its own stock during the second quarter of 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs (a)
April 1, 2022 to April 30, 2022	0	$	N/A	0	$3,404,250
May 1, 2022 to May 31, 2022	30,000		23.53	30,000	$2,698,350
June 1, 2022 to June 30, 2022	0		N/A	0	$2,698,350
Total	30,000		$23.53	30,000

(a) On July 27, 2021 the Company’s Board of Directors increased the amount of shares authorized to be repurchased to $6.0 million. Subsequent to that authorization, $3.3 million of shares have been repurchased under the program. Share repurchases may be executed through various means, including through open market transactions, privately negotiated transactions or otherwise. The repurchase program does not obligate the Company to purchase any shares and has no set expiration date.

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

101

Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended June 30, 2022, filed with the Securities and Exchange Commission on August 3, 2022 formatted in Inline Extensible Business Reporting Language (iXBRL); (i) the Consolidated Balance Sheets at June 30, 2022 and December 31, 2021, (ii) the Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2022 and 2021, (iii) the Consolidated Statements of Stockholders’ Equity for the Three and Six Month Periods Ended June 30, 2022 and 2021, (iv) the Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2022 and 2021, and (v) Notes to Consolidated Financial Statements.

Filed Electronically

104	Cover Page Interactive Data File from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2022 (formatted as Inline XBRL and contained in Exhibit 101).	Filed Electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HMN FINANCIAL, INC.

Registrant

Date: August 3, 2022	By:	/s/ Bradley Krehbiel
Bradley Krehbiel, President and Chief Executive Officer
(Duly Authorized Officer)

Date: August 3, 2022		/s/ Jon Eberle
Jon Eberle, Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)