Form 10-Q
period 2022-09-30
HMN FINANCIAL INC
filed 2022-11-02
CIK 921183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at October 25, 2022
Common stock, $0.01 par value	4,480,976

HMN FINANCIAL, INC.

PART I – FINANCIAL INFORMATION

Item 1 : Financial Statements

HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30,	December 31,
(Dollars in thousands, except par value)	2022	2021
	(unaudited)
Assets
Cash and cash equivalents	$18,645	94,143
Securities available for sale:
Mortgage-backed and related securities (amortized cost $226,499 and $247,275)	195,952	245,397
Other marketable securities (amortized cost $55,697 and $40,691)	53,260	40,368
	249,212	285,765

Loans held for sale	1,934	5,575
Loans receivable, net	740,280	652,502
Accrued interest receivable	2,662	2,132
Mortgage servicing rights, net	3,117	3,280
Premises and equipment, net	16,751	17,373
Goodwill	802	802
Core deposit intangible	0	10
Prepaid expenses and other assets	5,087	5,427
Deferred tax asset, net	9,303	2,529
Total assets	$1,047,793	1,069,538

Liabilities and Stockholders’ Equity
Deposits	$947,557	950,666
Accrued interest payable	53	63
Customer escrows	3,332	2,143
Accrued expenses and other liabilities	7,141	6,635
Total liabilities	958,083	959,507
Commitments and contingencies
Stockholders’ equity:
Serial preferred stock ($.01 par value): authorized 500,000 shares; issued 0	0	0
Common stock ($.01 par value): authorized 16,000,000 shares; issued 9,128,662	91	91
Additional paid-in capital	40,894	40,740
Retained earnings, subject to certain restrictions	136,230	131,413
Accumulated other comprehensive loss	(25,041)	(1,583)
Unearned employee stock ownership plan shares	(1,111)	(1,256)
Treasury stock, at cost 4,647,686 and 4,564,087 shares	(61,353)	(59,374)
Total stockholders’ equity	89,710	110,031
Total liabilities and stockholders’ equity	$1,047,793	1,069,538

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive (Loss) Income

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2022	2021	2022	2021
Interest income:
Loans receivable	$7,473	7,837	21,389	22,754
Securities available for sale:
Mortgage-backed and related	691	457	2,126	1,288
Other marketable	120	57	289	226
Other	347	50	449	116
Total interest income	8,631	8,401	24,253	24,384

Interest expense:
Deposits	340	360	910	1,223
Advances and other borrowings	0	0	5	0
Total interest expense	340	360	915	1,223
Net interest income	8,291	8,041	23,338	23,161
Provision for loan losses	579	(886)	941	(2,353)
Net interest income after provision for loan losses	7,712	8,927	22,397	25,514

Non-interest income:
Fees and service charges	821	810	2,397	2,332
Loan servicing fees	406	389	1,188	1,168
Gain on sales of loans	414	1,471	2,096	4,909
Other	413	381	1,264	2,639
Total non-interest income	2,054	3,051	6,945	11,048

Non-interest expense:
Compensation and benefits	4,355	3,948	12,805	11,865
Occupancy and equipment	918	1,090	2,865	3,301
Data processing	513	384	1,443	1,099
Professional services	306	409	1,095	895
Other	1,082	1,075	3,201	3,205
Total non-interest expense	7,174	6,906	21,409	20,365
Income before income tax expense	2,592	5,072	7,933	16,197
Income tax expense	761	1,453	2,326	4,632
Net income	1,831	3,619	5,607	11,565
Other comprehensive loss, net of tax	(7,189)	(688)	(23,458)	(1,508)
Comprehensive (loss) income available to common stockholders	$(5,358)	2,931	(17,851)	10,057
Basic earnings per share	$0.42	0.82	1.28	2.57
Diluted earnings per share	$0.42	0.81	1.27	2.55

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
For the Three and Nine Months Ended September 30, 2022 and 2021

(unaudited)

					Unearned
					Employee
				Accumulated	Stock
		Additional		Other	Ownership		Total
	Common	Paid-In	Retained	Comprehensive	Plan	Treasury	Stockholders’
(Dollars in thousands)	Stock	Capital	Earnings	Loss	Shares	Stock	Equity

Balance, June 30, 2022	$91	40,775	134,661	(17,852)	(1,159)	(60,668)	95,848
Net income			1,831				1,831
Other comprehensive loss				(7,189)			(7,189)
Dividends paid to stockholders-$0.06 per share			(262)				(262)
Stock repurchases						(685)	(685)
Amortization of restricted stock awards		55					55
Earned employee stock ownership plan shares		64			48		112
Balance, September 30, 2022	$91	40,894	136,230	(25,041)	(1,111)	(61,353)	89,710

Balance, December 31, 2021	$91	40,740	131,413	(1,583)	(1,256)	(59,374)	110,031
Net income			5,607				5,607
Other comprehensive loss				(23,458)			(23,458)
Dividends paid to stockholders-$0.18 per share			(790)				(790)
Stock repurchases						(2,134)	(2,134)
Restricted stock awards		(225)				225	0
Stock awards withheld for tax withholding						(70)	(70)
Amortization of restricted stock awards		172					172
Earned employee stock ownership plan shares		207			145		352
Balance, September 30, 2022	$91	40,894	136,230	(25,041)	(1,111)	(61,353)	89,710

					Unearned
					Employee
				Accumulated	Stock
		Additional		Other	Ownership		Total
	Common	Paid-in	Retained	Comprehensive	Plan	Treasury	Stockholders’
(Dollars in thousands)	Stock	Capital	Earnings	Loss	Shares	Stock	Equity

Balance, June 30, 2021	$91	40,484	125,795	462	(1,353)	(57,521)	107,958
Net income			3,619				3,619
Other comprehensive loss				(688)			(688)
Stock repurchases						(1,130)	(1,130)
Amortization of restricted stock awards		61					61
Earned employee stock ownership plan shares		65			49		114
Balance, September 30, 2021	$91	40,610	129,414	(226)	(1,304)	(58,651)	109,934

Balance, December 31, 2020	$91	40,480	117,849	1,282	(1,450)	(55,000)	103,252
Net income			11,565				11,565
Other comprehensive loss				(1,508)			(1,508)
Stock repurchases						(3,866)	(3,866)
Restricted stock awards		(222)				222	0
Stock awards withheld for tax withholding						(7)	(7)
Amortization of restricted stock awards		182					182
Earned employee stock ownership plan shares		170			146		316
Balance, September 30, 2021	$91	40,610	129,414	(226)	(1,304)	(58,651)	109,934

See accompanying notes to consolidated financial statements.

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2022	2021
Cash flows from operating activities:
Net income	$5,607	11,565
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	941	(2,353)
Depreciation	924	757
Amortization of premiums, net	783	709
Amortization of deferred loan fees	(388)	(2,342)
Amortization of core deposit intangible	10	40
Amortization of purchased fair value adjustments	(18)	(20)
Amortization of mortgage servicing rights and servicing costs	695	881
Capitalized mortgage servicing rights	(532)	(1,070)
Deferred income tax expense	550	0
Losses (gains) recognized on equity securities	50	(69)
Gain on sale of premises	(6)	(15)
Gain on sales of real estate	(113)	(1,492)
Gain on sales of loans	(2,096)	(4,909)
Proceeds from sale of loans held for sale	81,275	147,153
Disbursements on loans held for sale	(61,820)	(133,807)
Amortization of restricted stock awards	172	182
Amortization of unearned Employee Stock Ownership Plan shares	145	146
Earned Employee Stock Ownership Plan shares priced above original cost	207	170
(Increase) decrease in accrued interest receivable	(530)	1,040
Decrease in accrued interest payable	(10)	(64)
Decrease in other assets	178	842
Increase (decrease) in other liabilities	506	(850)
Other, net	4	14
Net cash provided by operating activities	26,534	16,508
Cash flows from investing activities:
Principal collected on securities available for sale	35,032	27,739
Proceeds collected on maturities of securities available for sale	5,000	30,762
Purchases of securities available for sale	(35,043)	(148,149)
Purchase of Federal Home Loan Bank stock	(1,743)	(159)
Redemption of Federal Home Loan Bank stock	1,552	0
Proceeds from sales of real estate	402	2,128
Net (increase) decrease in loans receivable	(102,021)	17,323
Proceeds from sale of premises	9	16
Purchases of premises and equipment	(306)	(440)
Net cash used by investing activities	(97,118)	(70,780)
Cash flows from financing activities:
(Decrease) increase in deposits	(3,109)	120,098
Purchase of treasury stock	(2,134)	(3,866)
Stock awards withheld for tax withholding	(70)	(7)
Dividends to stockholders	(790)	0
Proceeds from borrowings	31,000	0
Repayment of borrowings	(31,000)	0
Increase in customer escrows	1,189	1,214
Net cash (used) provided by financing activities	(4,914)	117,439
(Decrease) increase in cash and cash equivalents	(75,498)	63,167
Cash and cash equivalents, beginning of period	94,143	86,269
Cash and cash equivalents, end of period	$18,645	149,436
Supplemental cash flow disclosures:
Cash paid for interest	$925	1,287
Cash paid for income taxes	2,399	5,310
Supplemental noncash flow disclosures:
Loans transferred to loans held for sale	13,708	7,757
Right to use assets obtained in exchange for lease liabilities	137	0

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

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of comprehensive (loss) income, consolidated statements of stockholders' equity and consolidated statements of cash flows in conformity with U.S. Generally Accepted Accounting Principles (GAAP). However, all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The results of operations for the nine month period ended September 30, 2022 are not necessarily indicative of the results which may be expected for the entire year.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this ASU affect all entities that measure credit losses on financial instruments including loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial asset that has a contractual right to receive cash that is not specifically excluded. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this ASU replace the incurred loss impairment methodology required in current GAAP with a methodology that reflects expected credit losses that requires consideration of a broader range of reasonable and supportable information to estimate credit losses. The amendments in this ASU will affect entities to varying degrees depending on the credit quality of the assets held by the entity, the duration of the assets held, and how the entity applies the current incurred loss methodology. The amendments in this ASU, for public business entities that are filers with the Securities and Exchange Commission (SEC), were originally effective for fiscal years beginning after December 15, 2019, including interim periods within those annual periods. On November 26, 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses which delayed the implementation date of ASU 2016-13 for SEC smaller reporting companies, such as HMN, from the first quarter of 2020 to the first quarter of 2023. All entities may adopt the amendments in the ASU early as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Amendments should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. The Company has not early adopted this ASU. Management has accumulated the charge off information necessary to calculate the appropriate life of loan loss percentages for the various loan categories, has identified several key metrics to help identify and project anticipated changes in the credit quality of the Bank’s loan portfolio upon enactment, has identified some qualitative reserve metrics and amounts, and has prepared preliminary calculations using the new methodology as outlined in the ASU. Based on the preliminary calculations, it is anticipated that the adoption of this ASU will result in a 7% to 11% increase in the allowance for loan losses when it is adopted in the first quarter of 2023.

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

The following table summarizes the assets and liabilities of the Company for which fair values are determined on a recurring basis as of September 30, 2022 and December 31, 2021.

	Carrying Value at September 30, 2022
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale	$249,212	0	249,212	0
Equity securities	198	0	198	0
Mortgage loan commitments	(49)	0	(49)	0
Total	$249,361	0	249,361	0

	Carrying Value at December 31, 2021
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale	$285,765	0	285,765	0
Equity securities	248	0	248	0
Mortgage loan commitments	26	0	26	0
Total	$286,039	0	286,039	0

The Company may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of the lower-of-cost-or-market accounting or write-downs of individual assets. The following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at September 30, 2022 and December 31, 2021.

	Carrying Value at September 30, 2022
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Three Months Ended September 30, 2022 Total Losses	Nine Months Ended September 30, 2022 Total Losses
Loans held for sale	$1,934	0	1,934	0	(1)	(61)
Mortgage servicing rights	3,117	0	3,117	0	0	0
Impaired loans	1,864	0	1,864	0	(34)	(38)
Total	$6,915	0	6,915	0	(35)	(99)

	Carrying Value at December 31, 2021
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Year Ended December 31, 2021 Total Losses
Loans held for sale	$5,575	0	5,575	0	(56)
Mortgage servicing rights	3,280	0	3,280	0	0
Impaired loans	4,244	0	4,244	0	(218)
Real estate, net	290	0	290	0	0
Total	$13,389	0	13,389	0	(274)

(5)	Fair Value of Financial Instruments

ASC 825, Disclosures about Fair Values of Financial Instruments requires interim reporting period disclosure of the estimated fair values of the Company’s financial instruments, including assets, liabilities and off-balance sheet items for which it is practicable to estimate fair value. The fair value estimates are made as of September 30, 2022 and December 31, 2021 based upon relevant market information, if available, and upon the characteristics of the financial instruments themselves. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based upon judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors.

The estimated fair value of the Company’s financial instruments as of September 30, 2022 and December 31, 2021 are shown below. Following the table, there is an explanation of the methods and assumptions used to estimate the fair value of each class of financial instruments.

	September 30, 2022						December 31, 2021
			Fair Value Hierarchy						Fair Value Hierarchy
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3	Contract Amount	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3	Contract Amount
Financial assets:
Cash and cash equivalents	$18,645	18,645	18,645				94,143	94,143	94,143
Securities available for sale	249,212	249,212		249,212			285,765	285,765		285,765
Equity securities	198	198		198			248	248		248
Loans held for sale	1,934	1,934		1,934			5,575	5,575		5,575
Loans receivable, net	740,280	699,301		699,301			652,502	661,298		661,298
Federal Home Loan Bank stock	1,283	1,283		1,283			1,092	1,092		1,092
Accrued interest receivable	2,662	2,662		2,662			2,132	2,132		2,132

Financial liabilities:
Deposits	947,557	945,335		945,335			950,666	950,558		950,558
Accrued interest payable	53	53		53			63	63		63
Off-balance sheet financial instruments:
Commitments to extend credit	(49)	(49)				251,806	26	26				195,141
Commitments to sell loans	73	73				6,072	12	12				12,340

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

(6) Other Comprehensive Loss

Other comprehensive loss is defined as the change in equity during a period from transactions and other events from non-owner sources. Comprehensive loss is the total of net income and other comprehensive loss, which for the Company is comprised of unrealized losses on securities available for sale. The components of other comprehensive loss and the related tax effects were as follows:

	For the Three Months Ended September 30,
(Dollars in thousands)	2022			2021
Securities available for sale:	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Gross unrealized losses arising during the period	$(9,100)	(1,911)	(7,189)	(957)	(269)	(688)
Other comprehensive loss	$(9,100)	(1,911)	(7,189)	(957)	(269)	(688)

	For the Nine Months Ended September 30,
(Dollars in thousands)	2022			2021
Securities available for sale:	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Gross unrealized losses arising during the period	$(30,782)	(7,324)	(23,458)	(2,092)	(584)	(1,508)
Other comprehensive loss	$(30,782)	(7,324)	(23,458)	(2,092)	(584)	(1,508)

(7)	Securities Available For Sale

The following table shows the gross unrealized losses and fair values for the securities available for sale portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2022 and December 31, 2021.

	Less Than Twelve Months			Twelve Months or More			Total
(Dollars in thousands)	# of Investments	Fair Value	Unrealized Losses	# of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2022
Mortgage-backed securities:
Federal National Mortgage Association (FNMA)	16	$47,032	(6,069)	18	$60,019	(10,126)	$107,051	(16,195)
Federal Home Loan Mortgage Corporation (FHLMC)	7	34,085	(5,107)	17	54,779	(9,242)	88,864	(14,349)
Collateralized mortgage obligations:
FNMA	1	37	(3)	0	0	0	37	(3)
Other marketable securities:
U.S. Government agency obligations	3	14,371	(629)	7	33,364	(1,633)	47,735	(2,262)
Corporate preferred stock	0	0	0	1	525	(175)	525	(175)
Total temporarily impaired securities	27	$95,525	(11,808)	43	$148,687	(21,176)	$244,212	(32,984)

	Less Than Twelve Months			Twelve Months or More			Total
(Dollars in thousands)	# of Investments	Fair Value	Unrealized Losses	# of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2021
Mortgage-backed securities:
FNMA	19	$98,423	(1,234)	2	$6,810	(133)	$105,233	(1,367)
FHLMC	17	85,624	(1,038)	2	7,664	(151)	93,288	(1,189)
Other marketable securities:
U.S. Government agency obligations	7	34,659	(337)	0	0	0	34,659	(337)
Corporate preferred stock	0	0	0	1	658	(42)	658	(42)
Total temporarily impaired securities	43	$218,706	(2,609)	5	$15,132	(326)	$233,838	(2,935)

The Company reviews its investment portfolio on a quarterly basis for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the market liquidity for the investment, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer, and the Company’s intent and ability to hold the investment for a period of time sufficient to recover the temporary loss. The unrealized losses on impaired securities other than the corporate preferred stock are the result of changes in interest rates. The unrealized losses reported for the corporate preferred stock at September 30, 2022 relates to a single trust preferred security that was issued by the holding company of a small community bank. As of September 30, 2022 all payments were current on the trust preferred security and the issuer’s subsidiary bank was considered to be well-capitalized based on its most recent regulatory filing. Based on a review of the issuer, it was determined that the trust preferred security was not other-than-temporarily impaired at September 30, 2022, as the Company does not intend to sell the security and has the intent and ability to hold it for a period of time sufficient to recover the temporary loss. Management believes that the Company will receive all principal and interest payments contractually due on the security and that the decrease in the market value is primarily due to a lack of liquidity in the market for trust preferred securities. Management will continue to monitor the credit risk of the issuer and may be required to recognize other-than-temporary impairment charges on this security in future periods.

A summary of securities available for sale at September 30, 2022 and December 31, 2021 is as follows:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2022
Mortgage-backed securities:
FNMA	$123,246	0	(16,195)	107,051
FHLMC	103,213	0	(14,349)	88,864
Collateralized mortgage obligations:
FNMA	40	0	(3)	37
	226,499	0	(30,547)	195,952
Other marketable securities:
U.S. Government agency obligations	54,997	0	(2,262)	52,735
Corporate preferred stock	700	0	(175)	525
	55,697	0	(2,437)	53,260
	$282,196	0	(32,984)	249,212

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2021
Mortgage-backed securities:
FNMA	$138,628	550	(1,367)	137,811
FHLMC	108,599	126	(1,189)	107,536
Collateralized mortgage obligations:
FNMA	48	2	0	50
	247,275	678	(2,556)	245,397
Other marketable securities:
U.S. Government agency obligations	39,991	56	(337)	39,710
Corporate preferred stock	700	0	(42)	658
	40,691	56	(379)	40,368
	$287,966	734	(2,935)	285,765

The following table indicates amortized cost and estimated fair value of securities available for sale at September 30, 2022 based upon contractual maturity adjusted for scheduled repayments of principal and projected prepayments of principal based upon current economic conditions and interest rates.

(Dollars in thousands)	Amortized Cost	Fair Value
Due one year or less	$59,534	52,442
Due after one year through five years	170,935	152,099
Due after five years through fifteen years	51,723	44,667
Due after fifteen years	4	4
Total	$282,196	249,212

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

(8)	Loans Receivable, Net

A summary of loans receivable at September 30, 2022 and December 31, 2021 is as follows:

	September 30,	December 31,
(Dollars in thousands)	2022	2021
Single family	$188,045	163,322
Commercial real estate:
Real estate rental and leasing	241,362	209,666
Other	213,999	187,202
	455,361	396,868
Consumer	44,224	41,645
Commercial business	63,236	60,165
Total loans	750,866	662,000
Less:
Unamortized discounts	14	10
Net deferred loan fees	431	209
Allowance for loan losses	10,141	9,279
Total loans receivable, net	$740,280	652,502

(9)	Allowance for Loan Losses and Credit Quality Information

The allowance for loan losses is summarized as follows:

(Dollars in thousands)	Single Family	Commercial Real Estate	Consumer	Commercial Business	Total
For the three months ended September 30, 2022: Balance, June 30, 2022	$1,068	6,586	1,047	943	9,644
Provision for losses	77	505	12	(15)	579
Charge-offs	0	(90)	(8)	0	(98)
Recoveries	1	0	5	10	16
Balance, September 30, 2022	$1,146	7,001	1,056	938	10,141

For the nine months ended September 30, 2022 Balance, December 31, 2021	$974	6,388	981	936	9,279
Provision for losses	171	703	92	(25)	941
Charge-offs	0	(90)	(24)	0	(114)
Recoveries	1	0	7	27	35
Balance, September 30, 2022	$1,146	7,001	1,056	938	10,141

Allocated to:
Specific reserves	$36	280	83	7	406
General reserves	938	6,108	898	929	8,873
Balance, December 31, 2021	$974	6,388	981	936	9,279

Allocated to:
Specific reserves	$24	0	112	12	148
General reserves	1,122	7,001	944	926	9,993
Balance, September 30, 2022	$1,146	7,001	1,056	938	10,141

Loans receivable at December 31, 2021:
Individually reviewed for impairment	$340	3,757	546	7	4,650
Collectively reviewed for impairment	162,982	393,111	41,099	60,158	657,350
Ending balance	$163,322	396,868	41,645	60,165	662,000

Loans receivable at September 30, 2022:
Individually reviewed for impairment	$732	179	462	639	2,012
Collectively reviewed for impairment	187,313	455,182	43,762	62,597	748,854
Ending balance	$188,045	455,361	44,224	63,236	750,866

(Dollars in thousands)	Single Family	Commercial Real Estate	Consumer	Commercial Business	Total
For the three months ended September 30, 2021:
Balance, June 30, 2021	$929	7,033	1,039	914	9,915
Provision for losses	13	(713)	(72)	(114)	(886)
Recoveries	0	0	30	11	41
Balance, September 30, 2021	$942	6,320	997	811	9,070

For the nine months ended September 30, 2021:
Balance, December 31, 2020	$1,030	7,295	1,389	985	10,699
Provision for losses	(88)	(1,625)	(408)	(232)	(2,353)
Charge-offs	0	0	(42)	0	(42)
Recoveries	0	650	58	58	766
Balance, September 30, 2021	$942	6,320	997	811	9,070

The following table summarizes the amount of classified and unclassified loans at September 30, 2022 and December 31, 2021:

	September 30, 2022
	Classified					Unclassified
(Dollars in thousands)	Special Mention	Substandard	Doubtful	Loss	Total	Total	Total Loans
Single family	$1,364	1,319	49	0	2,732	185,313	188,045
Commercial real estate:
Real estate rental and leasing	14,878	3,576	0	0	18,454	222,908	241,362
Other	12,867	10,079	0	0	22,946	191,053	213,999
Consumer	0	357	18	87	462	43,762	44,224
Commercial business	1,262	2,445	0	0	3,707	59,529	63,236
	$30,371	17,776	67	87	48,301	702,565	750,866

	December 31, 2021
	Classified					Unclassified
(Dollars in thousands)	Special Mention	Substandard	Doubtful	Loss	Total	Total	Total Loans
Single family	$410	791	56	0	1,257	162,065	163,322
Commercial real estate:
Real estate rental and leasing	16,012	4,753	0	0	20,765	188,901	209,666
Other	6,824	9,571	0	0	16,395	170,807	187,202
Consumer	0	475	21	50	546	41,099	41,645
Commercial business	1,933	1,813	0	0	3,746	56,419	60,165
	$25,179	17,403	77	50	42,709	619,291	662,000

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

The aging of past due loans at September 30, 2022 and December 31, 2021 is summarized as follows:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
September 30, 2022
Single family	$1,261	258	363	1,882	186,163	188,045	0
Commercial real estate:
Real estate rental and leasing	0	0	0	0	241,362	241,362	0
Other	0	0	0	0	213,999	213,999	0
Consumer	255	95	92	442	43,782	44,224	0
Commercial business	0	0	633	633	62,603	63,236	0
	$1,516	353	1,088	2,957	747,909	750,866	0
December 31, 2021
Single family	$864	65	153	1,082	162,240	163,322	0
Commercial real estate:
Real estate rental and leasing	198	0	0	198	209,468	209,666	0
Other	226	3,402	0	3,628	183,574	187,202	0
Consumer	174	89	122	385	41,260	41,645	0
Commercial business	0	0	0	0	60,165	60,165	0
	$1,462	3,556	275	5,293	656,707	662,000	0

Impaired loans include loans that are non-performing (non-accruing) and loans that have been modified in a troubled debt restructuring (TDR). The following table summarizes impaired loans and related allowances as of September 30, 2022 and December 31, 2021:

	September 30, 2022			December 31, 2021
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans with no related allowance recorded:
Single family	$684	702	0	253	272	0
Commercial real estate:
Other	179	179	0	189	189	0
Consumer	307	307	0	419	419	0
Loans with an allowance recorded:
Single family	48	48	24	87	87	36
Commercial real estate:
Other	0	0	0	3,568	3,568	280
Consumer	155	155	112	127	127	83
Commercial business	639	639	12	7	7	7
Total:
Single family	732	750	24	340	359	36
Commercial real estate:
Other	179	179	0	3,757	3,757	280
Consumer	462	462	112	546	546	83
Commercial business	639	639	12	7	7	7
	$2,012	2,030	148	4,650	4,669	406

The following table summarizes the average recorded investment and interest income recognized on impaired loans during the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended September 30, 2022		For the Nine Months Ended September 30, 2022
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance recorded:
Single family	$584	1	454	8
Commercial real estate:
Other	180	5	183	7
Consumer	304	2	346	7
Loans with an allowance recorded:
Single family	65	0	75	0
Commercial real estate:
Other	1,643	0	2,555	0
Consumer	157	0	151	1
Commercial business	323	0	165	0
Total:
Single family	649	1	529	8
Commercial real estate:
Other	1,823	5	2,738	7
Consumer	461	2	497	8
Commercial business	323	0	165	0
	$3,256	8	3,929	23

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance recorded:
Single family	$390	0	564	4
Commercial real estate:
Real estate rental and leasing	78	0	540	0
Other	193	0	199	0
Consumer	610	0	577	6
Loans with an allowance recorded:
Single family	122	0	119	0
Commercial real estate:
Real estate rental and leasing	163	0	123	7
Other	168	0	163	0
Consumer	114	3	138	1
Commercial business	22	0	29	1
Total:
Single family	512	0	683	4
Commercial real estate:
Real estate rental and leasing	241	0	663	7
Other	361	0	362	0
Consumer	724	3	715	7
Commercial business	22	0	29	1
	$1,860	3	2,452	19

At September 30, 2022 and December 31, 2021, non-accruing loans totaled $1.8 million and $4.6 million, respectively, for which the related allowance for loan losses was $0.1 million and $0.4 million, respectively. All of the interest income recognized for non-accruing loans was recognized using the cash basis method of income recognition. Non-accruing loans for which no specific allowance has been recorded because management determined that the value of the collateral was sufficient to repay the loan totaled $1.0 million and $0.9 million at September 30, 2022 and December 31, 2021, respectively. Non-accrual loans also include certain loans that have had terms modified in a TDR.

The non-accrual loans at September 30, 2022 and December 31, 2021 are summarized as follows:

(Dollars in thousands)	September 30, 2022	December 31, 2021

Single family	$732	$340
Commercial real estate:
Other	0	3,757
Consumer	440	517
Commercial business	639	7
	$1,811	$4,621

At September 30, 2022 and December 31, 2021, there were loans included in loans receivable, net, with terms that had been modified in a TDR totaling $0.7 million and $1.1 million, respectively. Of the loans that were restructured in the third quarter of 2022, none were classified but performing, and the amount that was non-performing was not material at September 30, 2022. Of the loans that were restructured in the third quarter of 2021, none were classified but performing, and the amount that was non-performing was not material at September 30, 2021.

The following table summarizes TDRs at September 30, 2022 and December 31, 2021:

	September 30, 2022			December 31, 2021
(Dollars in thousands)	Accruing	Non-Accrual	Total	Accruing	Non-Accrual	Total
Single family	$0	206	206	0	254	254
Commercial real estate	179	0	179	0	355	355
Consumer	22	339	361	29	413	442
	$201	545	746	29	1,022	1,051

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

When a loan is modified in a TDR, there may be a direct, material impact on the loans within the consolidated balance sheets, as principal balances may be partially forgiven. The financial effects of TDRs are presented in the following table and represent the difference between the outstanding recorded balance pre-modification and post-modification, for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
(Dollars in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial real estate:
Other	0	$0	0	1	$165	165
Consumer	1	19	19	1	19	19
Total	1	$19	19	2	$184	184

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
(Dollars in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled debt restructurings:
Single family	1	$38	40	1	$38	40
Commercial real estate:
Other	0	0	0	1	139	139
Consumer	0	0	0	1	93	94
Commercial business	0	0	0	1	14	14
Total	1	$38	40	4	$284	287

The following table summarizes the loans that were restructured in the twelve months ended September 30, 2022 and subsequently defaulted during the three and nine months ended September 30, 2022.

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
(Dollars in thousands)	Number of Contracts	Outstanding Recorded Investment	Number of Contracts	Outstanding Recorded Investment
Troubled debt restructurings that subsequently defaulted:
Commercial real estate:
Other	1	$162	1	$162
Total	1	$162	1	$162

There were no loans that were restructured within the twelve months ended September 30, 2021 that subsequently defaulted during the three and nine months ended September 30, 2021.

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

TDRs are reviewed for impairment following the same methodology as other impaired loans. For loans that are collateral-dependent, the value of the collateral is reviewed and additional reserves may be added as needed. Loans that are not collateral-dependent may have additional reserves established if deemed necessary. The reserves for TDRs were $0.1 million, or 0.7%, of the total $10.1 million in loan loss reserves at September 30, 2022 and $0.2 million, or 2.6%, of the total $9.3 million in loan loss reserves at December 31, 2021.

The Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law on March 27, 2020 and the Bank’s regulators issued the Interagency Statement on Loan Modification and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus on April 7, 2020. Section 4013 of the CARES Act temporarily allowed the Bank to grant modifications of loans to borrowers that were impacted by the pandemic without classifying the modifications as TDRs if the accommodation was granted before December 31, 2021. In accordance with the regulatory guidance, the Bank granted accommodations on certain loans to borrowers who were negatively impacted by the COVID-19 pandemic. At September 30, 2022 and September 30, 2021, the Bank had $0 and $25.5 million, respectively, of outstanding loans that were granted loan accommodations in accordance with Section 4013 of the CARES Act.

(10)	Intangible Assets

The Company’s intangible assets consist of core deposit intangibles, goodwill and mortgage servicing rights. A summary of mortgage servicing activity is as follows:

(Dollars in thousands)	Nine Months Ended September 30, 2022	Twelve Months Ended December 31, 2021	Nine Months Ended September 30, 2021
Balance, beginning of period	$3,280	3,043	3,043
Originations	532	1,405	1,070
Amortization	(695)	(1,168)	(881)
Balance, end of period	$3,117	3,280	3,232
Fair value of mortgage servicing rights	$6,249	4,813	4,292

All of the loans sold where the Company continues to service the loans are serviced for FNMA under the individual loan sale program. The following is a summary of the risk characteristics of the loans being serviced for FNMA at September 30, 2022:

		Weighted	Weighted
	Loan	Average	Average
	Principal	Interest	Remaining	Number
(Dollars in thousands)	Balance	Rate	Term (months)	of Loans
Original term 15 year fixed rate	$111,731	2.89%	138	1,040
Original term 30 year fixed rate	429,994	3.51	309	2,681

Amortization expense for intangible assets was $0.7 million and $0.9 million for the nine months ended September 30, 2022 and 2021, respectively. The gross carrying amount of intangible assets and the associated accumulated amortization at September 30, 2022 and December 31, 2021 is presented in the following table.

	September 30, 2022
	Gross		Unamortized
	Carrying	Accumulated	Intangible
(Dollars in thousands)	Amount	Amortization	Assets
Mortgage servicing rights	$5,953	(2,836)	3,117
Core deposit intangible	154	(154)	0
Goodwill	802	0	802
Total	$6,909	(2,990)	3,919

	December 31, 2021
	Gross		Unamortized
	Carrying	Accumulated	Intangible
(Dollars in thousands)	Amount	Amortization	Assets
Mortgage servicing rights	$5,854	(2,574)	3,280
Core deposit intangible	574	(564)	10
Goodwill	802	0	802
Total	$7,230	(3,138)	4,092

The following table indicates the estimated future amortization expense for mortgage servicing rights:

(Dollars in thousands)	Mortgage Servicing Rights
Year ending December 31,
2022	$187
2023	698
2024	663
2025	597
2026	500
Thereafter	472
Total	$3,117

No amortization expense relating to goodwill is recorded as GAAP does not allow goodwill to be amortized but requires that it be tested for impairment at least annually, or sooner, if there are indications that impairment may exist.

Projections of amortization are based on existing asset balances and the existing interest rate environment as of September 30, 2022. The Company’s actual experience may be significantly different depending upon changes in mortgage interest rates and other market conditions.

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

The Company’s leases relate to office space and bank branches with remaining lease terms between twenty-three and sixty-two months. Certain leases contain extension options which typically range from three to ten years. Because these extension options are not considered reasonably certain of exercise, they are not included in the lease term. As of September 30, 2022, operating lease right-of-use assets and liabilities were $0.6 million and recorded on the consolidated balance sheet in other assets and other liabilities, respectively.

The table below summarizes the Company’s net lease cost for the three and nine months ended September 30, 2022.

(Dollars in thousands)	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Operating lease cost	$57	172

The table below summarizes other information related to the Company’s operating leases:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Cash paid for amounts included in the measurement of lease liabilities: Operating cash flows from operating leases	$57	223	172	672
Weighted-average remaining lease term – operating leases, in years	3.0	3.0	3.0	3.0
Weighted-average discount rate – operating leases	2.63%	2.19%	2.63%	2.19%

The decrease in the net lease cost and operating cash flows between the periods is related to the purchase of the combined corporate office and branch facility in Rochester, Minnesota during the fourth quarter of 2021. This facility had previously been leased by the Company.

The table below summarizes the maturity of remaining lease liabilities at September 30, 2022:

(Dollars in thousands)	September 30, 2022
2022	$57
2023	232
2024	212
2025	58
2026	27
2027 and thereafter	25
Total lease payments	611
Less: Interest	(25)
Present value of lease liabilities	$586

(12) Earnings per Common Share

The following table reconciles the weighted average shares outstanding and the earnings available to common stockholders used for basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2022	2021	2022	2021
Weighted average number of common shares outstanding used in basic earnings per common share calculation	4,348,444	4,432,447	4,366,672	4,494,761
Net dilutive effect of: Restricted stock awards and options	30,652	33,421	32,651	33,122
Weighted average number of shares outstanding adjusted for effect of dilutive securities	4,379,096	4,465,868	4,399,323	4,527,883
Income available to common stockholders	$1,831	3,619	5,607	11,565
Basic earnings per common share	$0.42	0.82	1.28	2.57
Diluted earnings per common share	$0.42	0.81	1.27	2.55

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

The Bank’s average total assets for the third quarter of 2022 were $1.1 billion, its adjusted total assets were $1.1 billion, and its risk-weighted assets were $852.5 million. The following table presents the Bank’s capital amounts and ratios at September 30, 2022 for actual capital, required capital and excess capital, including ratios in order to qualify as being well capitalized under the prompt corrective actions regulations.

	Actual		Required to be Adequately Capitalized		Excess Capital		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Percent of Assets(1)	Amount	Percent of Assets(1)	Amount	Percent of Assets(1)	Amount	Percent of Assets(1)
Common equity Tier 1 capital	$97,772	11.47%	$38,360	4.50%	$59,412	6.97%	$55,409	6.50%
Tier 1 leverage	97,772	8.95	43,690	4.00	54,082	4.95	54,612	5.00
Tier 1 risk-based capital	97,772	11.47	51,147	6.00	46,625	5.47	68,196	8.00
Total risk-based capital	107,913	12.66	68,196	8.00	39,717	4.66	85,245	10.00

(1) Based upon the Bank’s adjusted total assets for the purpose of the Tier 1 leverage capital ratio and risk-weighted assets for the purpose of the risk-based capital ratios.

The Bank must maintain a capital conservation buffer of 2.50% composed of common equity Tier 1 capital above its minimum risk-based capital requirements in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. Management believes that, as of September 30, 2022, the Bank’s capital ratios were in excess of those quantitative capital ratio standards set forth under the current prompt corrective action regulations, including the capital conservation buffer described above. However, there can be no assurance that the Bank will continue to maintain such status in the future. The Office of the Comptroller of the Currency (OCC) has extensive discretion in its supervisory and enforcement activities and can adjust the requirement to be well-capitalized in the future.

(14) Stockholders’ Equity

The Company repurchased 30,000 shares and 90,000 shares of its common stock in the open market for a gross purchase price of $0.7 million and $2.1 million under its share repurchase program during the third quarter and first nine months of 2022, respectively. At September 30, 2022, the Company was authorized to repurchase up to $2.0 million more of its common stock under the existing share repurchase program. The Company also declared three quarterly dividends of 6 cents per share that were paid on March 9, 2022, June 7, 2022, and September 7, 2022. The total amount of dividends paid to stockholders in the first nine months of 2022 was $0.8 million.

(15) Commitments and Contingencies

The Bank issues standby letters of credit which guarantee the performance of customers to third parties. The standby letters of credit issued and available at September 30, 2022 were approximately $13.8 million, expire over the next twenty-six months, and are collateralized primarily with commercial real estate mortgages. Since the conditions under which the Bank is required to fund the standby letters of credit may not materialize, the cash requirements are expected to be less than the total outstanding commitments.

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

(Dollars in thousands)	Home Federal Savings Bank	Other	Eliminations	Consolidated Total
At or for the nine months ended September 30, 2022:
Interest income – external customers	$24,253	0	0	24,253
Non-interest income – external customers	6,945	0	0	6,945
Intersegment interest income	0	27	(27)	0
Intersegment non-interest income	176	6,052	(6,228)	0
Interest expense	942	0	(27)	915
Provision for loan losses	941	0	0	941
Non-interest expense	20,972	613	(176)	21,409
Income tax expense	2,467	(141)	0	2,326
Net income	6,052	5,607	(6,052)	5,607
Total assets	1,046,983	89,817	(89,007)	1,047,793
At or for the nine months ended September 30, 2021:
Interest income – external customers	$24,384	0	0	24,384
Non-interest income – external customers	11,047	1	0	11,048
Intersegment interest income	0	22	(22)	0
Intersegment non-interest income	176	12,054	(12,230)	0
Interest expense	1,245	0	(22)	1,223
Provision for loan losses	(2,353)	0	0	(2,353)
Non-interest expense	19,906	635	(176)	20,365
Income tax expense	4,755	(123)	0	4,632
Net income	12,054	11,565	(12,054)	11,565
Total assets	1,035,945	110,072	(109,402)	1,036,615
At or for the quarter ended September 30, 2022:
Interest income – external customers	$8,631	0	0	8,631
Non-interest income – external customers	2,054	0	0	2,054
Intersegment interest income	0	10	(10)	0
Intersegment non-interest income	59	1,981	(2,040)	0
Interest expense	350	0	(10)	340
Provision for loan losses	579	0	0	579
Non-interest expense	7,025	208	(59)	7,174
Income tax expense	809	(48)	0	761
Net income	1,981	1,831	(1,981)	1,831
Total assets	1,046,983	89,817	(89,007)	1,047,793
At or for the quarter ended September 30, 2021:
Interest income – external customers	$8,401	0	0	8,401
Non-interest income – external customers	3,051	0	0	3,051
Intersegment interest income	0	8	(8)	0
Intersegment non-interest income	59	3,773	(3,832)	0
Interest expense	368	0	(8)	360
Provision for loan losses	(886)	0	0	(886)
Non-interest expense	6,766	199	(59)	6,906
Income tax expense	1,490	(37)	0	1,453
Net income	3,773	3,619	(3,773)	3,619
Total assets	1,035,945	110,072	(109,402)	1,036,615

Item 2:	HMN FINANCIAL, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Information

Safe Harbor Statement

This quarterly report on Form 10-Q and other reports filed by the Company with the SEC may contain forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are often identified by such forward-looking terminology as “expect,” “estimate,” “intend,” “look,” “believe,” “anticipate,” “project,” “continue,” “may,” “will,” “would,” “could,” “target,” “goal,” “should,” and “trend,” or similar statements or variations of such terms and include, but are not limited to, those relating to: maintaining credit quality; maintaining net interest margins; the adequacy and amount of available liquidity and capital resources to Home Federal Savings Bank (the Bank); the Company’s liquidity and capital requirements; enacted and expected changes to the federal funds rate; the impacts of past and ongoing deterioration in economic conditions and efforts to mitigate the same on the general economy, the Bank’s clients, and the allowance for loan losses; the amount of the Bank’s non-performing assets in future periods and the appropriateness of the allowances therefor; anticipated future levels of the provision for loan losses; future losses on non-performing assets; the amount and composition of interest earning assets; the amount and compositions of non-interest and interest-bearing liabilities; the availability of alternate funding sources; the payment of dividends or repurchases of stock by HMN; the amount of deposits that will be withdrawn from checking and money market accounts and how the withdrawn deposits will be replaced; the projected changes in net interest income based on rate shocks; the range that interest rates may fluctuate over the next twelve months; the net market risk of interest rate shocks; the future outlook for the issuer of the trust preferred securities held by the Bank; the ability of the Bank to pay dividends to HMN; the ability to remain well capitalized; the impact of new accounting pronouncements; and compliance by the Bank with regulatory standards generally (including the Bank’s status as “well-capitalized”) and other supervisory directives or requirements to which the Company or the Bank are or may become expressly subject.

A number of factors could cause actual results to differ materially from the Company’s assumptions and expectations. These include but are not limited to potential further deterioration in economic conditions, the adequacy and marketability of real estate and other collateral securing loans to borrowers; federal and state regulation and enforcement; possible legislative and regulatory changes, including changes to regulatory capital rules; the ability of the Bank to comply with other applicable regulatory capital requirements; enforcement activity of the Office of the Comptroller of the Currency and the Federal Reserve Bank of Minneapolis in the event of non-compliance with any applicable regulatory standard or requirement; adverse economic, business and competitive developments such as shrinking interest margins, reduced collateral values, deposit outflows, changes in credit or other risks posed by the Company’s loan and investment portfolios; changes in costs associated with traditional and alternate funding sources, including changes in collateral advance rates and policies of the Federal Home Loan Bank and the Federal Reserve Bank; technological, computer-related or operational difficulties including those from any third party cyberattack; results of litigation; reduced demand for financial services and loan products; changes in accounting policies and guidelines, or monetary and fiscal policies of the federal government or tax laws; domestic and international economic developments; the Company’s access to and adverse changes in securities markets; the market for credit related assets; the future operating results, financial condition, cash flow requirements and capital spending priorities of the Company and the Bank; the availability of internal and, as required, external sources of funding; the Company’s ability to attract and retain employees; or other significant uncertainties. Additional factors that may cause actual results to differ from the Company’s assumptions and expectations include those set forth in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and Part II, Item 1A of its subsequently filed quarterly reports on Form 10-Q. All statements in this quarterly report on Form 10-Q, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no duty to update any of the forward-looking statements after the date of this quarterly report on Form 10-Q.

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

The appropriateness of the allowance for loan losses is dependent upon management’s estimates of variables affecting valuation, appraisals of collateral, evaluations of performance and status and the amounts and timing of future cash flows expected to be received on impaired loans. Such estimates, appraisals, evaluations and cash flows may be subject to adjustments due to changing economic prospects of borrowers or properties. The fair market value of collateral dependent loans is typically based on the appraised value of the property less estimated selling costs. The estimates are reviewed periodically and any adjustments are recorded in the provision for loan losses in the periods in which the adjustments become known. Because of the size of some loans, changes in estimates can have a significant impact on the loan loss provision. The allowance is allocated to individual loan categories based upon the relative risk characteristics of the loan portfolios, the actual loss experience and other qualitative factors. The Company increases its allowance for loan losses by charging the provision for loan losses against income and by receiving recoveries of previously charged off loans. The Company decreases its allowance by crediting the provision for loan losses and recording loan charge-offs. The current year-to-date activity resulted in an increase in the allowance and a charge against income to the loan loss provision. The methodology for establishing the allowance for loan losses takes into consideration probable losses that have been identified in connection with specific loans as well as losses in the loan portfolio that have not been specifically identified. Although management believes that based on current conditions the allowance for loan losses is maintained at an appropriate amount to provide for probable loan losses inherent in the portfolio as of the balance sheet dates, future conditions may differ substantially from those anticipated in determining the allowance for loan losses and adjustments may be required in the future. In addition, the Company will be required to adopt Accounting Standards Update (ASU) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments in the first quarter of 2023. See “Note 1 - New Accounting Pronouncements” in the Notes to Consolidated Financial Statements for further information on the estimated impact of adopting ASU 2016-13.

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

The Company maintains significant net deferred tax assets for deductible temporary differences, the largest of which relate to unrealized losses on the investment portfolio and the allowance for loan losses. Investment losses on available for sale securities are only recognized for tax purposes when a loss is realized upon the sale of the investments while unrealized losses, net of tax, are recorded as an adjustment to equity for book purposes. Loan losses are recognized for tax purposes when the loans are charged off while the entire provision for loan losses is used to determine book income. A deferred tax asset is created because of the timing difference of when the expense is recognized for book and tax purposes. Under GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that the deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon management’s judgment and evaluation of both positive and negative evidence, including the forecasts of future income, tax planning strategies, and assessments of the current and future economic and business conditions. The positive evidence considered includes the Company’s cumulative net income in the prior three-year period, the ability to implement tax planning strategies to accelerate taxable income recognition, and the probability that taxable income will be generated in future periods. The Company could not currently identify any negative evidence. It is possible that future conditions may differ substantially from those anticipated in determining that no valuation allowance was required on deferred tax assets and adjustments may be required in the future.

Determining the ultimate settlement of any tax position requires significant estimates and judgments in arriving at the amount of tax benefits to be recognized in the financial statements. It is possible that the tax benefits realized upon the ultimate resolution of a tax position may result in tax benefits that are significantly different from those estimated.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2022 COMPARED TO THE SAME PERIODS ENDED SEPTEMBER 30, 2021

Net Income

Net income was $1.8 million for the third quarter of 2022, a decrease of $1.8 million, compared to net income of $3.6 million for the third quarter of 2021. Diluted earnings per share for the third quarter of 2022 was $0.42, a decrease of $0.39, compared to diluted earnings per share of $0.81 for the third quarter of 2021. The decrease in net income between the periods was primarily because of a $1.5 million increase in the provision for loan losses. The provision for loan losses increased between the periods primarily because of the loan portfolio growth and also because of an increase in qualitative reserves due to the perceived negative impact on borrower finances from inflation and rising interest rates. Net income was also negatively impacted by a $1.1 million decrease in the gain on sales of loans due to a decrease in mortgage loan originations and sales. Income tax expense decreased $0.7 million as a result of the decreased pre-tax income between the periods.

Net income was $5.6 million for the nine month period ended September 30, 2022, a decrease of $6.0 million, or 51.5%, compared to net income of $11.6 million for the nine month period ended September 30, 2021. Diluted earnings per share for the nine month period ended September 30, 2022 was $1.27, a decrease of $1.28 per share, compared to diluted earnings per share of $2.55 for the same period in 2021. The decrease in net income between the periods was primarily because of a $3.3 million increase in the provision for loan losses. The provision for loan losses increased between the periods primarily because of the loan portfolio growth and also because of an increase in qualitative reserves due to the perceived negative impact on borrower finances from inflation and rising interest rates. Net income was also negatively impacted by a $2.8 million decrease in the gain on sales of loans due to a decrease in mortgage loan originations and sales, a $1.4 million decrease in other non-interest income primarily because of a decrease in the gains that were realized on the sale of real estate owned between the periods, and a $0.9 million increase in compensation and benefits expense primarily because of a decrease in the direct loan origination compensation costs that were deferred as a result of the decreased mortgage loan originations. These decreases in net income were partially offset by a $2.3 million decrease in income tax expense as a result of the decrease in pre-tax income between the periods.

Net Interest Income

Net interest income was $8.3 million for the third quarter of 2022, an increase of $0.3 million, or 3.1%, from $8.0 million for the third quarter of 2021. Interest income was $8.6 million for the third quarter of 2022, an increase of $0.2 million, or 2.7%, from $8.4 million for the third quarter of 2021. Interest income increased primarily because of the $89.9 million increase in the average interest-earning assets between the periods, which was partially offset by a decrease in the average yield earned on interest-earning assets between the periods. The average yield earned on interest-earning assets was 3.26% for the third quarter of 2022, a decrease of 21 basis points from 3.47% for the third quarter of 2021. The decrease in the average yield is primarily related to the $0.8 million decrease between the periods in the yield enhancements recognized on PPP loans.

Interest expense was $0.3 million for the third quarter of 2022, a decrease of $0.1 million, or 5.6%, from $0.4 million for the third quarter of 2021. Interest expense decreased, despite the $92.1 million increase in the average interest-bearing liabilities and non-interest bearing deposits between the periods, primarily because of the decrease in the average interest rate paid on deposits. The average interest rate paid on interest-bearing liabilities and non-interest bearing deposits was 0.14% for the third quarter of 2022, a decrease of 2 basis points from 0.16% for the third quarter of 2021. The decrease in the interest paid on interest-bearing liabilities was primarily because of the repricing of maturing certificates of deposit in the continued low interest rate environment.

Net interest margin (net interest income divided by average interest-earning assets) for the third quarter of 2022 was 3.13%, a decrease of 19 basis points, compared to 3.32% for the third quarter of 2021. The decrease in the net interest margin is primarily related to the decrease in the average yield earned on interest-earning assets. The decrease in the average yield is primarily related to the $0.8 million decrease between the periods in the yield enhancements recognized on PPP loans.

Net interest income was $23.3 million for the first nine months of 2022, an increase of $0.1 million, or 0.8%, from $23.2 million for the same period in 2021. Interest income was $24.3 million for the nine month period ended September 30, 2022, a decrease of $0.1 million, or 0.5%, from $24.4 million for the same nine month period in 2021. Interest income decreased, despite the $85.8 million increase in the average interest-earning assets between the periods, primarily because of a decrease in the average yield earned on interest-earning assets between the periods. The average yield earned on interest-earning assets was 3.18% for the first nine months of 2022, a decrease of 31 basis points from 3.49% for the first nine months of 2021. The decrease in the average yield is primarily related to the $2.0 million decrease between the periods in the yield enhancements recognized on PPP loans.

Interest expense was $0.9 million for the first nine months of 2022, a decrease of $0.3 million, or 25.2%, compared to $1.2 million for the same period of 2021. Interest expense decreased, despite the $84.8 million increase in the average interest-bearing liabilities and non-interest bearing deposits between the periods, primarily because of the decrease in the average interest rate paid on deposits. The average interest rate paid on interest-bearing liabilities and non-interest bearing deposits was 0.13% for the first nine months of 2022, a decrease of 6 basis points from 0.19% for the first nine months of 2021. The decrease in the interest paid on interest-bearing liabilities was primarily because of the repricing of maturing certificates of deposit in the continued low interest rate environment.

Net interest margin (net interest income divided by average interest-earning assets) for the first nine months of 2022 was 3.06%, a decrease of 25 basis points, compared to 3.31% for the first nine months of 2021. The decrease in the net interest margin is primarily related to the decrease in the average yield earned on interest-earning assets. The decrease in the average yield is primarily related to the $2.0 million decrease between the periods in the yield enhancements recognized on PPP loans.

A summary of the Company’s net interest margin for the three and nine month periods ended September 30, 2022 and 2021 is as follows:

	For the three month period ended
	September 30, 2022			September 30, 2021
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
Interest-earning assets:
Securities available for sale	$288,747	811	1.11%	$215,811	514	0.94%
Loans held for sale	1,806	26	5.72	5,991	40	2.63
Single family loans, net	187,340	1,646	3.49	164,591	1,442	3.48
Commercial loans, net	465,192	5,270	4.49	420,062	5,840	5.52
Consumer loans, net	43,403	531	4.86	43,955	515	4.65
Other	64,022	347	2.15	110,173	50	0.18
Total interest-earning assets	1,050,510	8,631	3.26	960,583	8,401	3.47

Interest-bearing liabilities:
Checking accounts	159,854	46	0.11	155,373	45	0.11
Savings accounts	126,427	19	0.06	115,526	18	0.06
Money market accounts	294,763	207	0.28	249,335	138	0.22
Certificate accounts	73,355	68	0.37	91,595	159	0.69
Total interest-bearing liabilities	654,399			611,829
Non-interest checking	309,616			259,721
Other non-interest bearing deposits	2,548			2,923
Total interest-bearing liabilities and non-interest bearing deposits	$966,563	340	0.14	$874,473	360	0.16
Net interest income		$8,291			$8,041
Net interest rate spread			3.12%			3.31%
Net interest margin			3.13%			3.32%

	For the nine month period ended
	September 30, 2022			September 30, 2021
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
Interest-earning assets:
Securities available for sale	$294,394	2,415	1.10%	$192,877	1,514	1.05%
Loans held for sale	2,820	91	4.32	5,303	114	2.88
Single family loans, net	177,842	4,593	3.45	154,992	4,189	3.61
Commercial loans, net	458,017	15,229	4.45	433,514	16,783	5.18
Consumer loans, net	42,010	1,476	4.70	47,779	1,668	4.67
Other	44,950	449	1.34	99,778	116	0.16
Total interest-earning assets	1,020,033	24,253	3.18	934,243	24,384	3.49

Interest-bearing liabilities:
Checking accounts	158,665	126	0.11	156,983	137	0.12
Savings accounts	123,896	54	0.06	111,715	52	0.06
Money market accounts	271,005	497	0.25	238,011	408	0.23
Certificate accounts	78,845	233	0.39	95,537	626	0.88
Advances and other borrowings	656	5	1.04	0	0	0.00
Total interest-bearing liabilities	633,067			602,246
Non-interest checking	303,365			249,215
Other non-interest bearing deposits	2,511			2,632
Total interest-bearing liabilities and non-interest bearing deposits	$938,943	915	0.13	$854,093	1,223	0.19
Net interest income		$23,338			$23,161
Net interest rate spread			3.05%			3.30%
Net interest margin			3.06%			3.31%

Provision for Loan Losses

The provision for loan losses was $0.6 million for the third quarter of 2022, an increase of $1.5 million compared to ($0.9) million for the third quarter of 2021. The provision for loan losses was $0.9 million for the first nine months of 2022, an increase of $3.3 million compared to ($2.4) million for the first nine months of 2021. The provision for loan losses increased between the periods primarily because of the loan portfolio growth and also because of an increase in the qualitative reserves due to the perceived negative impact on borrowers from inflation and rising interest rates. The credit provision recorded in 2021 was primarily the result of improvements in the underlying operations supporting many of the loans that were initially negatively impacted by the COVID-19 pandemic in 2020.

The allowance for loan losses is made up of general reserves on the entire loan portfolio and specific reserves on impaired loans. The general reserve amount includes quantitative reserves based on the size and risk characteristics of the portfolio and past loan loss history and qualitative reserves for other items determined to have a potential impact on future loan losses. The general reserves increased during the third quarter and first nine months of 2022 primarily because of the loan portfolio growth and because of an increase in the required qualitative reserves. The qualitative reserves for loan losses related to the disruption in business activity as a result of the COVID-19 pandemic was reduced during the periods because of a perceived reduction in this risk due to improving conditions. The reduction in pandemic related qualitative reserves was entirely offset by an increase in the qualitative reserves for other economic factors. The other qualitative reserves were increased due to a perceived deterioration of economic conditions during the periods, including the elevated inflation rate, and enacted and expected increases in the federal funds rate.

A reconciliation of the Company’s allowance for loan losses for the three and nine month periods ended September 30, 2022 and 2021 is summarized as follows:

(Dollars in thousands)	2022	2021
Balance at June 30	$9,644	9,915
Provision	579	(886)
Charge offs:
Commercial real estate	(90)	0
Consumer	(8)	0
Recoveries	16	41
Balance at September 30	$10,141	9,070

Allocated to:
General allowance	$9,993	8,784
Specific allowance	148	286
	$10,141	9,070

(Dollars in thousands)	2022	2021
Balance at January 1	$9,279	10,699
Provision	941	(2,353)
Charge offs:
Consumer	(24)	(42)
Commercial real estate	(90)	0
Recoveries	35	766
Balance at September 30	$10,141	9,070

Non-Interest Income

Non-interest income was $2.1 million for the third quarter of 2022, a decrease of $1.0 million, or 32.7%, from $3.1 million for the third quarter of 2021. Gain on sales of loans decreased $1.1 million between the periods primarily because of a decrease in single family loan originations and sales. Other non-interest income increased slightly due primarily to an increase in the fees earned on the sale of uninsured investment products. Loan servicing fees increased slightly between the periods due to an increase in the aggregate balances of single family mortgage loans that were being serviced for others. Fees and service charges increased slightly between the periods due primarily to an increase in overdraft fees.

Non-interest income was $6.9 million for the first nine months of 2022, a decrease of $4.1 million, or 37.1%, from $11.0 million for the same period of 2021. Gain on sales of loans decreased $2.8 million between the periods primarily because of a decrease in single family loan originations and sales. Other non-interest income decreased $1.4 million due primarily because of a decrease in the gains that were realized on the sale of real estate owned between the periods. Fees and service charges increased $0.1 million between the periods due primarily to an increase in overdraft fees. Loan servicing fees increased slightly between the periods due to an increase in the aggregate balances of single family mortgage loans that were being serviced for others.

Non-Interest Expense

Non-interest expense was $7.2 million for the third quarter of 2022, an increase of $0.3 million, or 3.9%, from $6.9 million for the third quarter of 2021. Compensation and benefits expense increased $0.4 million primarily because of a decrease in the direct loan origination compensation costs that were deferred as a result of the reduced mortgage loan production between the periods. Data processing expenses increased $0.1 million between the periods primarily because of the change to an outsourced data processing relationship at the end of the first quarter of 2022. Other non-interest expense increased slightly between the periods primarily because of an increase in marketing expenses. These increases in non-interest expense were partially offset by a $0.2 million decrease in occupancy and equipment expense due primarily to a decrease in rent expense between the periods as a result of purchasing the combined corporate and branch location in Rochester, Minnesota in the fourth quarter of 2021. Professional services expense decreased $0.1 million between the periods primarily because of a decrease in legal expenses relating to a bankruptcy litigation claim that was settled during the first quarter of 2022.

Non-interest expense was $21.4 million for the first nine months of 2022, an increase of $1.0 million, or 5.1%, from $20.4 million for the same period of 2021. Compensation and benefits expense increased $0.9 million primarily because of a decrease in the direct loan origination compensation costs that were deferred as a result of the decreased mortgage loan production between the periods. Data processing expenses increased $0.3 million between the periods primarily because of the change to an outsourced data processing relationship at the end of the first quarter of 2022. Professional services expense increased $0.2 million between the periods primarily because of an increase in legal expenses relating to a bankruptcy litigation claim that was settled during the first quarter of 2022. These increases in non-interest expense were partially offset by a $0.4 million decrease in occupancy and equipment expense due primarily to a decrease in rent expense between the periods as a result of purchasing the combined corporate and branch location in Rochester, Minnesota in the fourth quarter of 2021. Other non-interest expense decreased slightly between the periods primarily because of a decrease in mortgage servicing expense due to the reduction in prepayments on mortgage loan being serviced for others.

Income Taxes

Income tax expense was $0.8 million for the third quarter of 2022, a decrease of $0.7 million from $1.5 million for the third quarter of 2021. Income tax expense was $2.3 million for the first nine months of 2022, a decrease of $2.3 million from $4.6 million for the same period of 2021. The decrease in income tax expense between the periods is primarily the result of a decrease in pre-tax income.

FINANCIAL CONDITION

Non-Performing Assets

The following table summarizes the amounts and categories of non-performing assets in the Bank’s portfolio and loan delinquency information as of the end of the two most recently completed quarters and December 31, 2021.

	September 30,	June 30,	December 31,
(Dollars in thousands)	2022	2022	2021
Non‑performing loans:
Single family	$732	$565	$340
Commercial real estate	0	3,286	3,757
Consumer	440	436	517
Commercial	639	7	7
Total	1,811	4,294	4,621

Foreclosed and repossessed assets:
Commercial real estate	0	0	290
Total non‑performing assets	$1,811	$4,294	$4,911
Total as a percentage of total assets	0.17%	0.40%	0.46%
Total as a percentage of total loans receivable	0.24%	0.62%	0.70%
Allowance for loan loss to non-performing loans	559.85%	224.61%	200.81%

Delinquency data:
Delinquencies (1)
30+ days	$1,660	$2,504	$1,418
90+ days	0	0	0
Delinquencies as a percentage of loan portfolio (1)
30+ days	0.22%	0.36%	0.21%
90+ days	0.00%	0.00%	0.00%
(1) Excludes non-accrual loans.

Total nonperforming assets were $1.8 million at September 30, 2022, a decrease of $2.5 million, or 57.8%, from $4.3 million at June 30, 2022 and a decrease of $3.1 million, or 63.1%, from $4.9 million at December 31, 2021. Nonperforming loans decreased $2.5 million and $2.8 million for the third quarter and first nine months of 2022, respectively. The decrease in nonperforming loans is primarily related to a decrease in nonperforming commercial real estate loans, primarily because of a $3.1 million loan in the hospitality industry that was reclassified as performing during the third quarter of 2022. The decrease in nonperforming commercial real estate loans for the periods was partially offset by increases in nonperforming mortgage loans of $0.2 million and $0.4 million for the third quarter and first nine months of 2022, respectively. Nonperforming commercial loans also increased $0.6 million for both the third quarter and first nine months of 2022.

Dividends

The Company declared three quarterly dividends of 6 cents per share in the first nine months of 2022 that were paid to stockholders on March 9, 2022, June 7, 2022, and September 7, 2022. The declaration and amount of any future cash dividends remains subject to the sole discretion of the Board of Directors and will depend upon many factors, including the Company’s results of operations, financial condition, capital requirements, regulatory and contractual restrictions, business strategy and other factors deemed relevant by the Board of Directors.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2022, the net cash provided by operating activities was $26.5 million. The Company collected $40.0 million in principal repayments and maturities on securities and purchased securities and FHLB stock for $36.8 million. The Company redeemed FHLB stock totaling $1.6 million and received proceeds from the sale of real estate of $0.4 million. The Company had a net decrease in deposit balances of $3.1 million, and received and repaid $31.0 million in proceeds from borrowings during the period. The Company also purchased $2.1 million of treasury stock, obtained $0.1 million in treasury stock for the taxes payable on stock awards, paid dividends to stockholders of $0.8 million, received additional customer escrows of $1.2 million, and purchased $0.3 million of premises and equipment. Loans receivable also increased $102.0 million during the period.

The Company has certificates of deposit with outstanding balances of $48.9 million that come due over the next 12 months. Based upon past experience, management anticipates that the majority of the deposits will renew for another term. The Company believes that cash outflows from deposits that do not renew will be replaced with a combination of other customers’ deposits or FHLB advances. FRB borrowings could also be used to fund unanticipated outflows of certificates of deposit.

The Company had seven deposit customers each with aggregate deposits greater than $5.0 million as of September 30, 2022. The $138.0 million in funds held by these customers may be withdrawn at any time, but management anticipates that the majority of these deposits will not be withdrawn from the Bank over the next twelve months. If these deposits were withdrawn, it is anticipated that they would be replaced with deposits from other customers or FHLB advances. FRB borrowings could also be used to replace unanticipated outflows of large checking and money market deposits.

The Company had the ability to borrow $189.4 million from the FHLB at September 30, 2022 based on the collateral value of the loans pledged. The credit policy of the FHLB relating to the collateral value of the loans collateralizing the available line of credit with the FHLB may change such that the current collateral pledged to secure future advances is no longer acceptable or the formulas for determining the excess pledged collateral may change. The FHLB could also reduce the amount of funds it will lend to the Bank. It is not anticipated that the Bank will need to find alternative funding sources in the next twelve months to replace the available borrowings from the FHLB. However, if needed, the Bank could borrow an additional $72.1 million from the FRB based on the collateral value of the loans pledged at September 30, 2022.

The Company’s primary source of cash is dividends from the Bank. At September 30, 2022, the Company had $15.5 million in cash. The primary use of cash by the Company is the payment of operating expenses, the repurchase of Company stock, and the payment of dividends to stockholders.

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

The following table discloses the projected changes in the market value of the Company’s interest-earning assets and interest-bearing liabilities based upon incremental 100 basis-point changes in interest rates from interest rates in effect on September 30, 2022.

(Dollars in thousands)	Market Value

Basis point change in interest rates	-200	-100	0	+100	+200
Total market-risk sensitive assets	$1,038,434	1,013,343	983,398	965,627	943,446
Total market-risk sensitive liabilities	857,040	800,918	762,290	736,064	716,178
Off-balance sheet financial instruments	(38)	(14)	0	148	284
Net market risk	$181,432	212,439	221,108	229,415	226,984
Percentage change from current market value	(17.94)%	(3.92)%	0.00%	3.76%	2.66%

The preceding table was prepared utilizing a model using the following assumptions (the Model Assumptions) regarding prepayment and decay ratios that were determined by management based upon their review of historical prepayment speeds and future prepayment projections. Fixed rate loans were assumed to prepay at annual rates of between 1% and 35%, depending on the note rate and the period to maturity. Adjustable rate mortgages (ARMs) were assumed to prepay at annual rates of between 7% and 32%, depending on the note rate and the period to maturity. Mortgage-backed securities were projected to have prepayments based upon the underlying collateral securing the instrument. Certificate accounts were assumed not to be withdrawn until maturity. Savings accounts and money market accounts were assumed to decay at an annual rate of 2% and 26%, respectively. Retail checking accounts, commercial checking accounts and commercial money market accounts were assumed to decay at annual rates of 2%, 32% and 4%, respectively. Callable investments were projected to be called at the first call date where the projected interest rate on similar remaining term instruments was less than the interest rate on the callable investment.

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

Asset/Liability Management

The Company’s management reviews the impact that changing interest rates will have on the Company’s net interest income projected for the next twelve months to determine if its current level of interest rate risk is acceptable. The following table projects the estimated impact on net interest income during the twelve month period ended September 30, 2023 of immediate interest rate changes called rate shocks:

(Dollars in thousands)
Rate Shock in Basis Points	Projected Change in Net Interest Income	Percentage Change
+200	$536	1.60%
+100	273	0.82
0	0	0.00
-100	(696)	(2.08)
-200	(1,979)	(5.90)

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

To the extent consistent with its interest rate spread objectives, the Bank attempts to manage its interest rate risk and has taken a number of steps to structure its balance sheet to better match the maturities of its assets and liabilities. The Bank sells almost all of its originated 30-year fixed rate single family residential loans that are saleable to third parties and generally places only adjustable rate or shorter-term fixed rate loans that meet certain risk characteristics into its loan portfolio. In addition, a significant portion of the Bank’s commercial loans that are placed into the portfolio are adjustable rate loans or fixed rate loans that reprice in five years or less.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to purchases made by the Company of its own stock during the third quarter of 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs (a)
July 1, 2022 to July 31, 2022	0	$	N/A	0	$2,698,350
August 1, 2022 to August 31, 2022	0		N/A	0	2,698,350
September 1, 2022 to September 30, 2022	30,000		22.83	30,000	$2,013,450
Total	30,000		$23.83	30,000

(a) On July 27, 2021 the Company’s Board of Directors increased the amount of shares authorized to be repurchased to $6.0 million. Subsequent to that authorization, $4.0 million of shares have been repurchased under the program. Share repurchases may be executed through various means, including through open market transactions, privately negotiated transactions or otherwise. The repurchase program does not obligate the Company to purchase any shares and has no set expiration date.

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

101

Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended September 30, 2022, filed with the Securities and Exchange Commission on November 2, 2022 formatted in Inline Extensible Business Reporting Language (iXBRL); (i) the Consolidated Balance Sheets at September 30, 2022 and December 31, 2021, (ii) the Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2022 and 2021, (iii) the Consolidated Statements of Stockholders’ Equity for the Three and Nine Month Periods Ended September 30, 2022 and 2021, (iv) the Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021, and (v) Notes to Consolidated Financial Statements.

Filed Electronically

104	Cover Page Interactive Data File from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2022 (formatted as Inline XBRL and contained in Exhibit 101).	Filed Electronically

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2015.
(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on August 24, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HMN FINANCIAL, INC.

Registrant

Date:	November 2, 2022	/s/ Bradley Krehbiel
Bradley Krehbiel, President and Chief Executive Officer
(Duly Authorized Officer)

Date:	November 2, 2022	/s/ Jon Eberle
Jon Eberle, Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)