Form 10-K
period 2022-12-31
HMN FINANCIAL INC
filed 2023-03-03
CIK 921183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Securities registered pursuant to Section 12(g) of the Act: None

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1 (b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

As of June 30, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $84.1 million based on the closing stock price of $23.08 on such date as reported on the Nasdaq Global Market.

As of February 28, 2023, the number of outstanding shares of common stock of the registrant was 4,484,614.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the registrant’s fiscal year ended December 31, 2022 are incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K and other reports filed by HMN Financial, Inc (HMN or the Company) with the Securities and Exchange Commission (SEC), may contain forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These statements are often identified by such forward-looking terminology as “expect,” “estimate,” “intend,” “look,” “believe,” “anticipate,” “project,” “continue,” “may,” “will,” “would,” “could,” “target,” “goal,” “should,” and “trend,” or similar statements or variations of such terms and include, but are not limited to, those relating to: the adequacy and amount of available liquidity and capital resources to Home Federal Savings Bank (the Bank); the Company’s liquidity and capital requirements; enacted and expected changes to the federal funds rate and their impact on the rates paid on our interest-bearing liabilities; the impacts of past and ongoing deterioration in economic conditions and efforts to mitigate the same on the general economy, the Bank’s clients, and the allowance for loan losses; the amount of the Bank’s non-performing assets in future periods and the appropriateness of the allowances therefor; the amount and composition of interest earning assets; the anticipated changes in outstanding loan balances; the amount and compositions of non-interest and interest-bearing liabilities; the availability of alternate funding sources; the payment of dividends or repurchases of stock by HMN; the amount of deposits that will be withdrawn from checking and money market accounts and how the withdrawn deposits will be replaced; the projected changes in net interest income based on rate shocks; the range that interest rates may fluctuate over the next twelve months; the net market risk of interest rate shocks; the future outlook for the issuer of the trust preferred securities held by the Bank; the ability of the Bank to pay dividends to HMN; the ability to remain well capitalized; the impact of new accounting pronouncements; and compliance by the Bank with regulatory standards generally (including the Bank’s status as “well-capitalized”) and other supervisory directives or requirements to which the Company or the Bank are or may become expressly subject.

A number of factors could cause actual results to differ materially from the Company’s assumptions and expectations. These include but are not limited to potential further deterioration in economic conditions, the adequacy and marketability of real estate and other collateral securing loans to borrowers; federal and state regulation and enforcement; possible legislative and regulatory changes, including changes to regulatory capital rules; the ability of the Bank to comply with other applicable regulatory capital requirements; enforcement activity of the Office of the Comptroller of the Currency (OCC) and the Federal Reserve Bank of Minneapolis in the event of non-compliance with any applicable regulatory standard or requirement; adverse economic, business and competitive developments such as shrinking interest margins, reduced collateral values, deposit outflows, changes in credit or other risks posed by the Company’s loan and investment portfolios; changes in costs associated with traditional and alternate funding sources, including changes in collateral advance rates and policies of the Federal Home Loan Bank (FHLB) and the Federal Reserve Bank; technological, computer-related or operational difficulties including those from any third party cyberattack; results of litigation; reduced demand for financial services and loan products; changes in accounting policies and guidelines, or monetary and fiscal policies of the federal government or tax laws; domestic and international economic developments; the Company’s access to and adverse changes in securities markets; the market for credit related assets; the future operating results, financial condition, cash flow requirements and capital spending priorities of the Company and the Bank; the availability of internal and, as required, external sources of funding; the Company’s ability to attract and retain employees; or other significant uncertainties. Additional factors that may cause actual results to differ from the Company’s assumptions and expectations include those set forth in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. All forward-looking statements are qualified by, and should be considered in conjunction with, such cautionary statements.

All statements in this Annual Report on Form 10-K, including forward-looking statements, speak only as of the date they are made, and we undertake no duty to update any of the forward-looking statements after the date of this Annual Report on Form 10-K.

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

As a community-oriented financial institution, the Company seeks to serve the financial needs of communities in its market area. The Company’s business involves attracting deposits from the general public and businesses and using such deposits to originate or purchase single family residential, commercial real estate and multi-family mortgage loans as well as consumer, construction and commercial business loans. The Company also invests in mortgage-backed and related securities, U.S. government agency obligations and other permissible investments. The executive offices of the Company are located at 1016 Civic Center Drive Northwest, Rochester, Minnesota 55901. Its telephone number at that address is (507) 535-1200. The Company’s website is www.hmnf.com. Information contained on the Company’s website is expressly not incorporated by reference into this Annual Report on Form 10-K.

Market Area

The Company serves the southern Minnesota counties of Dodge, Fillmore, Freeborn, Houston, Mower, Olmsted, Steele and Winona, and portions of Goodhue and Wabasha through its corporate office located in Rochester, Minnesota and its eleven branch offices located in Albert Lea, Austin, Kasson, La Crescent, Owatonna, Rochester (4), Spring Valley and Winona, Minnesota. The portion of the Company’s southern Minnesota market area consisting of Rochester and the contiguous communities is composed of primarily urban and suburban communities, while the balance of the Company's southern Minnesota market area consists primarily of rural areas and small towns. Primary industries in the Company's southern Minnesota market area include manufacturing, agriculture, health care, wholesale and retail trade, service industries and education. Major employers include the Mayo Clinic, Hormel Foods, Federated Insurance, Fastenal, Viracon, Daikin, Gopher Sport, Cybex and IBM. The Company's market area is also the home of Winona State University, Rochester Community and Technical College, University of Minnesota - Rochester, Winona State University - Rochester Center, Austin’s Riverland Community College, and St. Mary’s University and South Eastern Technical College in Winona.

The Company serves Dakota County, in the southern portion of the Minneapolis and St. Paul metropolitan area, from its office located in Eagan, Minnesota. Major employers in this market area include Delta Airlines, Patterson Companies (dental and animal health), UTC (aerospace systems), CHS Cooperative, Flint Hills Resources LP (oil refinery), Unisys Corp (computer software), Twin Cities Orthopedics, Blue Cross Blue Shield of Minnesota and West Group, a Thomson Reuters business (legal research).

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

The Company serves the Wisconsin county of Waukesha through its branch office located in Pewaukee, Wisconsin. Major employers in the area include Kohl’s Department Stores, ProHealth Care, Quad Graphics, Inc. (media services), Froedtert (academic medical center), General Electric Healthcare (medical technologies), Ascension Healthcare, Roundy’s (supermarkets), Aurora Health Care, the School District of Waukesha, Waukesha County Technical College, WE Energies, and Cooper Power.

Lending Activities

General. The Company originates 15 and 30 year fixed rate mortgage loans secured by single family residences and sells the majority of these loans into the secondary market in order to manage its interest rate risk. However, the Company may place some 10 and 15 year fixed rate mortgage loans that are eligible for sale in the secondary market into the loan portfolio from time to time in order to increase the yield earned on the Bank’s interest earning assets. The Company also originates shorter term and generally higher yielding commercial real estate, commercial business and construction loans that it places into its loan portfolio. Some shorter term single family fixed rate mortgage loans and single family adjustable rate mortgage loans are also placed into the loan portfolio. The Company also offers an array of consumer loan products that include both open-end and closed-end home equity loans. Home equity lines of credit have adjustable interest rates based upon the prime rate, as published in the Wall Street Journal, plus a margin. Refer to “Note 5 Loans Receivable, Net” and “Note 6 Allowance for Loan Losses and Credit Quality Information” in Item 8 of Part II in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for more information on the loan portfolio.

The following table shows the composition of the Company's loan portfolio by fixed and adjustable rate loans as of December 31:

	2022		2021

(Dollars in thousands)	Amount	Percent	Amount	Percent
Fixed Rate Loans
Real estate:
Single family	$120,843	15.34%	$103,766	15.67%
Multi-family	35,348	4.49	26,437	3.99
Commercial	211,307	26.82	186,796	28.22
Construction	22,371	2.84	27,176	4.11
Total real estate loans	389,869	49.49	344,175	51.99
Non-real estate:
Consumer loans:
Home equity	6,587	0.84	4,748	0.72
Recreational vehicle	7,870	1.00	10,985	1.66
Other	4,489	0.57	3,938	0.59
Total consumer loans	18,946	2.41	19,671	2.97
Commercial business loans	39,575	5.02	31,630	4.78
Total non-real estate loans	58,521	7.43	51,301	7.75
Total fixed rate loans	448,390	56.92	395,476	59.74

Adjustable Rate Loans
Real estate:
Single family	85,047	10.79	59,556	9.00
Multi-family	18,537	2.35	16,703	2.52
Commercial	159,608	20.26	119,694	18.08
Construction	24,174	3.07	20,062	3.03
Total real estate loans	287,366	36.47	216,015	32.63
Non-real estate:
Consumer loans:
Home equity line	17,551	2.23	17,467	2.64
Home equity	4,278	0.54	2,809	0.42
Other	4,042	0.51	1,698	0.26
Total consumer loans	25,871	3.28	21,974	3.32
Commercial business loans	26,260	3.33	28,535	4.31
Total non-real estate loans	52,131	6.61	50,509	7.63
Total adjustable rate loans	339,497	43.08	266,524	40.26
Total loans	787,887	100.00%	662,000	100.00%
Less:
Unamortized discounts	13		10
Net deferred loan fees	519		209
Allowance for losses on loans	10,277		9,279
Total loans receivable, net	$777,078		$652,502

The following table illustrates the interest rate and maturities of the Company's loan portfolio by loan category and interest rate type at December 31, 2022. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. Scheduled repayments of principal are reflected in the year in which they are scheduled to be paid. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate
(Dollars in thousands)	Single family		Multi-family and Commercial		Construction and Development		Consumer		Commercial Business		Total
Fixed-rate loans:
Due during years ending December 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate

2023 (1)	$7,410	3.70%	$21,622	4.88%	$4,746	6.56%	$4,301	5.74%	$20,280	4.43%	$58,359	4.77%
2024 through 2027	36,709	3.61	174,577	4.18	4,841	4.30	9,107	5.18	18,366	4.22	243,600	4.14
2028 through 2037	50,628	3.31	49,969	3.80	12,784	3.33	5,516	5.73	929	4.24	119,826	3.64
2038 and thereafter	26,096	3.45	487	4.52	0	0.00	22	5.81	0	0.00	26,605	3.47
Total fixed-rate loans	$120,843		$246,655		$22,371		$18,946		$39,575		$448,390

Adjustable-rate loans:
Due during years ending December 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate

2023 (1)	$2,688	3.93%	$8,197	5.06%	$17,988	7.10%	$1,295	6.81%	$9,038	7.68%	$39,206	6.58%
2024 through 2027	9,336	3.95	59,646	4.99	5,810	7.85	2,769	6.16	13,048	7.83	90,609	5.51
2028 through 2037	30,003	3.92	106,905	4.53	376	4.45	18,438	6.09	4,174	4.45	159,896	4.59
2038 and thereafter	43,020	3.93	3,397	4.60	0	0.00	3,369	5.25	0	0.00	49,786	4.07
Total adjustable-rate loans	$85,047		$178,145		$24,174		$25,871		$26,260		$339,497
Total	$205,890		$424,800		$46,545		$44,817		$65,835		$787,887

(1)  Includes demand loans, loans having no stated maturity, and overdraft loans.

The total amount of loans due after December 31, 2023 which have predetermined interest rates is $390.0 million, while the total amount of loans due after such date that have floating or adjustable interest rates is $300.3 million. Construction and development loans at December 31, 2022 were $28.4 million for single family dwellings, $1.7 million for multi-family and $16.4 million for nonresidential.

The aggregate amount of loans and extensions of credit that the Bank is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus. In addition to the 15% limit, the Bank is permitted to lend an additional amount equal to 10% of unimpaired capital and surplus if the additional amount is fully secured by “readily marketable collateral” having a current market value of at least 100% of the loan or extension of credit. Similarly, the Bank is permitted to lend additional amounts equal to the lesser of 30% of unimpaired capital and surplus, or $30 million, for certain residential development loans. Applicable law establishes a number of rules for combining loans to separate borrowers. Loans or extensions of credit to one person may be attributed to other persons if: (i) the proceeds of a loan or extension of credit are used for the direct benefit of the other person; or (ii) a common enterprise is deemed to exist between persons. At December 31, 2022, based upon the 15% limitation, the Bank's regulatory limit for loans to one borrower was approximately $16.2 million and no loans to any one borrower exceeded this amount. At December 31, 2022, the Bank’s largest aggregate amount of loans to one borrower totaled $15.1 million. All of the loans for the largest borrower were performing in accordance with their terms as of December 31, 2022 and the borrower had no affiliation with the Bank other than their relationship as a customer.

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

Single family loans are originated either for inclusion in the loan portfolio under the Bank’s Portfolio First loan program or for sale in the secondary market to the Federal National Mortgage Association (FNMA) on a servicing retained basis or to other third party investors on a servicing released basis. The limit for a retail mortgage originated for sale on the secondary market was $647,200 and $548,250 for 2022 and 2021, respectively, and these loans require the approval of a designated secondary market underwriter.

Two levels of approval authority have been established for loans originated under the Portfolio First loan program. The two levels of authority include Approved Portfolio First Lenders and Credit Administration positions with Portfolio First approval authority. Approved Portfolio First Lenders are select mortgage loan officers recommended for the Portfolio First program approval authority by their Market President and are approved by the Chief Credit Officer or Chief Operating Officer. The Credit Administration positions with Portfolio First approval authority include the Director of Retail Lending and Loan Servicing, the Chief Credit Officer, the designated Assistant Vice President (AVP) Credit Administration and the Chief Operating Officer.

Loans less than $750,000 require the approval of one of the two designated Credit Administration individuals with Portfolio First approval authority. Loans over $750,000 require the approval of two individuals with Portfolio First approval authority. Loans where the total aggregate amount of all loan obligations owed or guaranteed to the Bank plus the new obligation is greater than $2.5 million require the approval of a majority of the Senior Loan Committee, which is comprised of the Bank’s most experienced lending staff.

Loans that meet the underwriting guidelines of secondary market investors are approved by designated Credit Administration positions. The Credit Administration positions with secondary market approval authority include Retail Loan Underwriters, the Director of Retail Lending and Servicing, the Chief Credit Officer and the Chief Operating Officer. Resident, Physician and Professional loan products that fall under the Portfolio First Policy are underwritten by a Retail Loan Underwriter who has the authority to approve these loans. Resident, Physician and Professional loans with exceptions require a second approval from an individual with Portfolio First approval authority. Approval level authorities are granted by the Chief Credit Officer or Chief Operating Officer and confirmed by the Executive Loan Committee on an annual basis. Loans are originated based on the specific guidelines established by the secondary market investor.

The Bank generally requires title insurance on its mortgage loans, as well as fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property. The Bank also requires flood insurance to protect the property securing its interest when the property is located in a flood plain.

Single Family Residential Real Estate Lending. At December 31, 2022, the Company's single family real estate loans, consisting of both fixed rate and adjustable rate loans, totaled $205.9 million, an increase of $42.6 million from $163.3 million at December 31, 2021. The increase in the single family loans in 2022 is the result of an increased emphasis on placing shorter term fixed rate (10 year and certain 15 year loans) and adjustable rate single family loans into the portfolio. The majority of the longer term loans that were originated during the year continued to be sold into the secondary market in order to generate income and to manage the Company’s interest rate risk position.

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

The Company also offers one year adjustable rate mortgages (ARMs) at a margin (generally 250 to 300 basis points) over the yield on the Average Weekly One Year U.S. Treasury Constant Maturity Index for terms of up to 30 years. The ARMs offered by the Company allow the borrower to select (subject to pricing) an initial period of one to fifteen years between the loan origination and the date the first interest rate change occurs. The ARMs generally have a 200 basis point annual interest rate change cap and a lifetime cap of 600 basis points over or under the initial rate. The Company’s originated ARMs do not permit negative amortization of principal, generally do not contain prepayment penalties and are not convertible into fixed rate loans. Because of the low interest rate environment that has existed over the last few years, a limited number of ARM loans had been originated prior to 2022 as consumers generally opted for longer term fixed rate loans. Because of the increase in mortgage interest rates during 2022, more adjustable rate loans were originated and placed into the loan portfolio.

In underwriting single family residential real estate loans, the Company evaluates the borrower's credit history and ability to make principal, interest and escrow payments; the value of the property that will secure the loan; and debt-to-income ratios. Properties securing single family residential real estate loans made by the Company are appraised by independent appraisers. The Company originates residential mortgage loans with loan-to-value ratios up to 100% for owner-occupied homes and up to 85% for nonowner-occupied homes; however, private mortgage insurance is generally required to reduce the Company's exposure to 80% or less of the value on most loans. The Company generally seeks to underwrite its loans in accordance with secondary market, FHA, VA or RD standards. However, the Company does originate some shorter term fixed rate and adjustable rate single family loans for its portfolio that do not meet certain secondary market guidelines.

The Company's single family mortgage loans customarily include due-on-sale clauses giving it the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the property subject to the mortgage.

At December 31, 2022, $0.9 million of the single family residential loan portfolio was non-performing, compared to $0.3 million at December 31, 2021.

Commercial Real Estate and Multi-Family Lending. The Company originates permanent commercial real estate and multi-family loans secured by properties located primarily in its market area. It also purchases a limited amount of participations in commercial real estate and multi-family loans originated by third parties. The commercial real estate and multi-family loan portfolio includes loans secured by motels, hotels, apartment buildings, townhomes, churches, manufacturing plants, land developments, office buildings, movie theaters, shopping malls, nursing homes, restaurants, warehouses and other non-residential building properties primarily located in the upper Midwestern portion of the United States. At December 31, 2022, the Company’s commercial and multi-family real estate loans totaled $424.8 million, an increase of $75.2 million from $349.6 million at December 31, 2021.

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

Multi-family and commercial real estate loans generally present a higher level of risk than loans secured by single family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family and commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired. At December 31, 2022, there were no loans in the commercial real estate portfolio that were non-performing, compared to $3.8 million at December 31, 2021. The largest non-performing loan in this category as of December 31, 2021 was a $3.4 million loan relationship in the hospitality industry located in the Bank’s primary market area.

Construction Lending. The Company makes construction loans to individuals for the construction of their residences and to builders for the construction of single family residences. It also makes loans to builders for houses built on speculation. Construction loans also include commercial real estate loans.

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

Construction loans to builders or developers of single family residences generally carry terms of one year.

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

At December 31, 2022, construction loans totaled $46.5 million, a decrease of $0.7 million from $47.2 million at December 31, 2021. Total construction loans included $28.4 million and $23.3 million of single family residential, $1.7 million and $10.0 million of multi-family residential and $16.4 million and $13.9 million of commercial real estate loans at December 31, 2022 and 2021, respectively. The nature of construction loans makes them more difficult to evaluate and monitor than loans on existing buildings. The risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value upon completion of the project, experience of the builder and the estimated cost (including interest) of the project. If the estimate of value proves to be inaccurate, the Company may be confronted, at or prior to the maturity of the loan, with a project having a value that is insufficient to assure full repayment or the possibility of having to make substantial investments to complete and sell the project. Because defaults in repayment may not occur during the construction period, it may be difficult to identify problem loans at an early stage. In these cases, the Company may be required to modify the terms of the loan. There were no construction loans in the commercial real estate portfolio that were non-performing at December 31, 2022 or December 31, 2021.

Consumer Lending. The Company originates a variety of consumer loans, including home equity loans (open-end and closed-end), automobile, recreational vehicles, mobile home, lot loans, loans secured by deposit accounts and other loans for household and personal purposes. At December 31, 2022, the Company’s consumer loans totaled $44.8 million, an increase of $3.2 million from $41.6 million at December 31, 2021.

Consumer loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower. The Company's consumer loans are made at fixed or adjustable interest rates, with terms up to 20 years for secured loans and up to five years for unsecured loans.

The Company's home equity loans are generally written so that the total commitment amount, when combined with the balance of any other outstanding mortgage liens, does not exceed 80% of the appraised value of the property or an internally established market value. Internal market values are established using current market data, including recent sales data, and are typically lower than third party appraised values. The closed-end home equity loans are written with fixed or adjustable rates with terms up to 20 years. The open-end home equity lines are written with an adjustable rate and a 2, 5 or 10 year draw period that requires interest only payments followed by a 10 year repayment period that fully amortizes the outstanding balance. The consumer may access the open-end home equity line by making a withdrawal at the Bank, transferring funds through our online or mobile banking products or writing a check on the home equity line of credit account. Open and closed-end equity loans, which are generally secured by second mortgages on the borrower’s principal residence, represented 63.4% and 60.1% of the Company’s consumer loan portfolio at December 31, 2022 and December 31, 2021, respectively.

The underwriting standards employed by the Company for consumer loans include a determination of the applicant's payment history on other debts and their ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount. Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or are secured by rapidly depreciable assets, such as automobiles, recreational vehicles or mobile homes. In these cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. At December 31, 2022, $0.4 million of the consumer loan portfolio was non-performing, compared to $0.5 million at December 31, 2021.

Commercial Business Lending. The Company maintains a portfolio of commercial business loans to borrowers associated with the real estate industry as well as to retail, manufacturing operations, agricultural operations and professional firms. The Company's commercial business loans generally have terms ranging from six months to five years and may have either fixed or variable interest rates. The Company's commercial business loans generally include personal guarantees and are usually, but not always, secured by business assets such as inventory, equipment, leasehold interests in equipment, fixtures, real estate and accounts receivable. The underwriting process for commercial business loans includes consideration of the borrower's financial statements, tax returns, projections of future business operations and inspection of the subject collateral, if any. The Company may also purchase a limited amount of participation interests in commercial business loans originated outside of the Company’s market area from third party originators. These loans generally have underlying collateral of inventory or equipment and repayment periods of less than ten years. At December 31, 2022, the Company’s commercial business loans totaled $65.8 million, an increase of $5.6 million from $60.2 million at December 31, 2021. The increase was primarily due to a $4.4 million increase in outstanding secured commercial lines of credit between the periods.

Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her income, and which are secured by real property with more easily ascertainable value, commercial business loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Furthermore, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. At December 31, 2022, $0.5 million of loans in the commercial business portfolio were non-performing. At December 31, 2021 the amount of non-performing loans in the commercial business portfolio was not material.

Originations, Purchases and Sales of Loans and Mortgage-Backed and Related Securities

Real estate loans are generally originated by the Company's salaried loan officers. Mortgage and consumer loan officers may also receive a commission in addition to their base salary for meeting production and other branch goals. Loan applications are taken in all branch and loan production offices.

The Company originates both fixed and adjustable rate loans, however, its ability to originate loans is dependent upon the relative client demand for loans in its markets. Demand for adjustable rate loans is affected by the interest rate environment. The amount of adjustable rate single family loans increased in 2022 due to an increase in longer term fixed rate mortgage interest rates which made adjustable rate mortgages a more affordable option for some borrowers to purchase a home. The Company originated $28.0 million of single family adjustable rate loans for its portfolio during 2022, an increase of $9.2 million from $18.8 million in 2021. The Company also originated $36.3 million of fixed rate single family loans for its portfolio during 2022, a decrease of $35.8 million from $72.1 million for 2021. The decrease in the amount of fixed rate single family loans that were placed into the loan portfolio during 2022 is primarily the result of selling more 15 year fixed rate mortgage loans, that were eligible for sale, into the secondary market and not placing them into the loan portfolio in order to manage the Company’s interest rate risk.

The Company typically focuses its portfolio loan origination efforts on commercial real estate, commercial business and consumer loans because these loans have terms to maturity and adjustable interest rate characteristics that are generally more beneficial to the Company in managing interest rate risk than traditional single family fixed rate conventional loans. The Company originated $249.9 million of multi-family and commercial real estate, commercial business and consumer loans (which excludes commercial real estate loans for construction and development) during 2022, an increase of $10.7 million from originations of $239.2 million for 2021. The increase in originations primarily reflects the $73.2 million increase in originations of commercial real estate loans in 2022 compared to 2021. This increase was partially offset by the $66.4 million decrease in commercial business loans that were originated in 2022 compared to 2021. The decrease in originated commercial business loans was primarily because of the decrease in the loans originated under the Paycheck Protection Program between the periods.

In order to supplement loan demand in the Company's market area and geographically diversify its loan portfolio, the Company purchases participations in real estate loans from selected sellers, from time to time, with yields based upon then-current market rates. The Company reviews and underwrites all loans purchased to ensure that they meet the Company's underwriting standards, and the seller generally continues to service the loans. The Company has generally not experienced higher losses or credit quality issues with purchased participations than other loans originated by the Company. The Company purchased $18.5 million of loans during 2022, an increase of $13.7 million from the $4.8 million purchased during 2021. All of the loans purchased have terms and interest rates that are similar in nature to the Company's originated single family, commercial real estate, construction and development and commercial business portfolios.

The Company has mortgage-backed and related securities that are held, based on investment intent, in the available for sale portfolio. The Company acquired mortgage-backed securities of $15.0 million and $188.8 million, respectively, in 2022 and 2021. The decrease in the amount of mortgage-backed securities purchased in 2022 is because of the reduced growth in deposit balances between the periods. Because of the significant increase in deposit balances in 2021, the Bank had excess liquidity that was used to purchase additional investments and in 2022 there was more loan growth and a limited amount of excess liquidity. The Company did not sell any mortgage-backed securities in 2022 or 2021. See “Investment Activities” section of this Annual Report on Form 10-K for further discussion of the Company’s investment activity.

The following table shows the loan and mortgage-backed and related securities origination, purchase, acquisition, sale and repayment activities of the Company for the periods indicated.

LOANS HELD FOR INVESTMENT
	Year Ended December 31,
(Dollars in thousands)	2022	2021
Originations by type
Adjustable rate:
Real estate:
Single family	$28,012	18,817
Multi-family	1,913	1,950
Commercial	43,277	20,949
Construction and development	53,247	34,333
Non-real estate:
Consumer	16,704	9,984
Commercial business	32,839	87,782
Total adjustable rate	175,992	173,815

Fixed rate:
Real estate:
Single family	36,343	72,082
Multi-family	4,459	10,385
Commercial	101,802	50,990
Construction and development	19,006	36,536
Non-real estate:
Consumer	11,901	8,683
Commercial business	37,033	48,469
Total fixed rate	210,544	227,145
Total loans originated	386,536	400,960

Purchases
Real estate:
Single family	0	1,767
Commercial	0	1,050
Construction and development	15,400	0
Non-real estate:
Commercial business	3,050	1,950
Total loans purchased	18,450	4,767

Sales, participations and repayments
Real estate:
Commercial	19,866	2,421
Non-real estate:
Consumer	2,623	2,787
Commercial business	12,696	49,000
Total sales	35,185	54,208
Transfers to loans held for sale	14,899	12,971
Principal repayments	228,900	329,971
Total reductions	278,984	397,150
Decrease in other items, net	(115)	(368)
Net increase	$125,887	8,209

LOANS HELD FOR SALE
	Year Ended December 31,
(Dollars in thousands)	2022	2021
Originations by type
Fixed rate:
Real estate:
Single family	$71,062	172,779
Total fixed rate loans originated	71,062	172,779

Sales and repayments
Real estate:
Single family	76,089	181,113
Total sales	76,089	181,113
Transfers from loans held for investment	(766)	(7,764)
Change in market value/deferred fees	(3)	12
Principal repayments	3	29
Total reductions	75,323	173,390
Net decrease	$(4,261)	(611)

MORTGAGE-BACKED AND RELATED SECURITIES
	Year Ended December 31,
(Dollars in thousands)	2022	2021
Purchases
Fixed rate mortgage-backed securities	$15,043	188,807
Total purchases	15,043	188,807
Decrease in other items, net	(67,752)	(44,874)
Net (decrease) increase	$(52,709)	143,933

Classified Assets and Delinquencies

Classification of Assets. Federal regulations require that each savings institution evaluate and classify its assets on a regular basis. In addition, in connection with examinations of savings institutions, the OCC or the Federal Deposit Insurance Corporation (FDIC) examiners may identify problem assets and, if appropriate, require them to be classified with an adverse rating. There are three adverse classifications: substandard, doubtful, and loss. Assets classified as substandard have one or more defined weaknesses and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have the weaknesses of those classified as substandard, with additional characteristics that make collection in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset on the balance sheet of the institution is not warranted. Assets classified as substandard or doubtful require the institution to establish prudent specific allowances for loan losses. If an asset, or portion thereof, is classified as a loss, the institution generally charges off such amount. On the basis of management's review of its assets, at December 31, 2022, the Bank classified a total of $15.2 million of its loans and real estate as follows:

	Single Family	Commercial and Multi-family	Consumer	Commercial Business	Total

(Dollars in thousands)
Substandard	$2,067	10,833	387	1,803	15,090
Doubtful	47	0	20	0	67
Loss	0	0	86	0	86
Total	$2,114	10,833	493	1,803	15,243

The Bank's classified assets consist of non-performing loans and other assets and loans of concern discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of this Annual Report on Form 10-K. See “Note 6 Allowance for Loan Losses and Credit Quality Information” in Item 8 of Part II in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for more information on classified assets.

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

The following table sets forth the Company's loan delinquencies by loan type, amount and percentage of loan category at December 31, 2022 for loans past due 60 days or more.

	Loans Delinquent For:
	60-89 Days			90 Days and Over			Total
(Dollars in thousands)	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category

Single family	1	$145	0.07%	5	$481	0.23%	6	$626	0.30%
Consumer	5	123	0.27	7	88	0.20	12	211	0.47
Total	6	$268	0.03%	12	$569	0.07%	18	$837	0.11%

Loans delinquent for 90 days and over are generally non-accruing and are included in the Company’s non-performing asset total at December 31, 2022.

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

The investment strategy of the Company has been directed toward a mix of high-quality government agency obligations with short terms-to-maturity. At December 31, 2022, the Company did not own any investment securities of a single issuer that exceeded 10% of the Company's stockholders’ equity other than U.S. government agency obligations.

The Bank invests a portion of its liquid assets in interest-earning overnight deposits of the FHLB of Des Moines and the Federal Reserve Bank of Minneapolis. Other investments may include high grade municipal bonds, corporate preferred stock, corporate equity securities and medium-term (up to five years) federal agency notes. HMN may invest in the same type of investment securities as the Bank. See “Note 4 Securities Available For Sale” in Item 8 Part II in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for additional information regarding the Company's securities portfolio.

The following table sets forth the composition of the Company's securities portfolio, excluding mortgage-backed and related securities, at the dates indicated.

	December 31, 2022				December 31, 2021
	Amortized	Adjusted	Fair	% of	Amortized	Adjusted	Fair	% of
(Dollars in thousands)	Cost	To	Value	Total	Cost	To	Value	Total
Securities available for sale:
U.S. Government agency obligations	$54,998	(2,157)	52,841	67.7%	$39,991	(281)	39,710	31.5%
Corporate preferred stock	700	(210)	490	0.6	700	(42)	658	0.5
Subtotal	$55,698	(2,367)	53,331	68.3	$40,691	(323)	40,368	32.0

Average remaining life of other marketable securities	1.39 years				1.98 years

Other interest-earning assets:
Cash equivalents	$24,780	0	24,780	31.7	$85,804	0	85,804	68.0
Total	$80,478	(2,367)	78,111	100.0%	$126,495	(323)	126,172	100.0%

Average remaining life or term to repricing of other marketable securities and cash equivalents	0.96 years				0.64 years

The composition and maturities of the investment securities portfolio, excluding FHLB stock, equity securities, mortgage-backed and related securities, are indicated in the following table.

	December 31, 2022
	1 Year or Less	After 1 through 5 Years	Over 10 Years	Total Securities
(Dollars in thousands)	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Adjusted To	Fair Value
Securities available for sale:
U.S. government agency securities (1)	$20,000	34,998	0	54,998	(2,157)	52,841
Corporate preferred stock	0	0	700	700	(210)	490
Total	$20,000	34,998	700	55,698	(2,367)	53,331

Weighted average yield	0.22%	1.33%	6.34%	1.00%

(1) Callable U.S. government agency securities maturity date based on first available call date that the security is anticipated to be called.

Mortgage-Backed and Related Securities. In order to supplement loan production and achieve its asset/liability management goals, the Company invests in mortgage-backed and related securities. All of the mortgage-backed and related securities owned by the Company are issued, insured or guaranteed either directly or indirectly by a U.S. government agency or are rated “AA” or higher. The Company had $192.7 million of mortgage-backed and related securities that were all classified as available for sale at December 31, 2022, compared to $245.4 million at December 31, 2021. The Company purchased $15.0 million in mortgage-backed securities in 2022 and $188.8 million were purchased in 2021.

The contractual maturities of the mortgage-backed and related securities portfolio without any prepayment assumptions at December 31, 2022 are as follows:

	December 31, 2022
(Dollars in thousands)	5 Years or Less	5 to 10 Years	10 to 20 Years	Balance
Securities available for sale:
Federal National Mortgage Association	$0	104,936	0	104,936
Federal Home Loan Mortgage Corporation	1,069	86,647	0	87,716
Collateralized Mortgage Obligations	0	0	36	36
Total	$1,069	191,583	36	192,688

Weighted average yield	2.86%	0.98%	2.89%	0.99%

At December 31, 2022, the Company did not have any non-agency mortgage-backed or related securities in excess of 10% of its stockholders' equity.

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

The variety of deposit accounts offered by the Bank has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. As clients become more interest rate conscious, the Bank may become more susceptible to short-term fluctuations in deposit flows. The Bank manages the pricing of its deposits in keeping with its asset/liability management, profitability and growth objectives. Based on its experience, the Bank believes that its savings and checking accounts are relatively stable sources of deposits. However, the ability of the Bank to attract and maintain certificates of deposit and money market accounts, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. The increase in deposits in 2022 related primarily to the $45.8 million increase in certificates of deposit and the $8.3 million increase in savings and money market accounts between the periods. These increases were partially offset by the $22.8 million decrease in retail and commercial checking accounts between the periods.

The following table sets forth the deposit flows at the Bank during the periods indicated.

	Year Ended December 31,
(Dollars in thousands)	2022	2021
Opening balance	$950,666	795,204
Deposits	6,709,342	6,910,888
Withdrawals	(6,678,641)	(6,756,981)
Interest credited	559	1,555
Ending balance	981,926	950,666
Net increase	$31,260	155,462
Percent change	3.29%	19.55%

The following table shows rate and maturity information for the Bank’s certificates of deposit as of December 31, 2022.

(Dollars in thousands)	0.00- 0.99%	1.00- 1.99%	2.00- 2.99%	3.00- 3.99%	4.00- 4.99%	Total	Percent of Total
Certificate accounts maturing in quarter ending:
March 31, 2023	$12,936	847	265	0	0	14,048	10.64%
June 30, 2023	11,294	692	27	0	249	12,262	9.29
September 30, 2023	10,334	2,780	0	20	4,997	18,131	13.74
December 31, 2023	6,876	1,732	1,038	1,162	17,488	28,296	21.45
March 31, 2024	2,001	101	938	2,655	30	5,725	4.34
June 30, 2024	2,839	225	308	0	14,779	18,151	13.76
September 30, 2024	2,661	677	932	1,015	0	5,285	4.01
December 31, 2024	662	269	0	0	17,469	18,400	13.95
March 31, 2025	966	271	0	0	250	1,487	1.13
June 30, 2025	1,215	93	0	0	249	1,557	1.18
September 30, 2025	333	10	13	416	0	772	0.58
December 31, 2025	341	0	0	225	5,720	6,286	4.76
Thereafter	1,187	352	0	0	0	1,539	1.17
Total	$53,645	8,049	3,521	5,493	61,231	131,939	100.00%

Percent of total	40.66%	6.10%	2.67%	4.16%	46.41%	100.00%

The following table indicates the amount of the Bank's certificates of deposit and other deposits by time remaining until maturity as of December 31, 2022.

	Maturity
(Dollars in thousands)	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
Certificates of deposit less than $250,000	$12,288	11,531	40,707	56,925	121,451
Certificates of deposit of $250,000 or more	537	252	5,189	2,052	8,030
Public funds less than $250,000(1)	1,223	479	531	225	2,458
Total certificates of deposit	$14,048	12,262	46,427	59,202	131,939

Other deposit accounts of $250,000 or more	$365,903	0	0	0	365,903
Accounts of $250,000 or more	366,440	252	5,189	2,052	373,933
Uninsured deposits (2)	322,316	2,853	23,239	31,218	379,626

(1) Deposits from governmental and other public entities. (2) Estimated amount of uninsured deposits based on customer relationships.

For additional information regarding the composition of the Bank's deposits, see “Note 11 Deposits” in Item 8 Part II in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K. For additional information on certificate maturities and the impact on the Company's liquidity see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in Item 7 of Part II of this Annual Report on Form 10-K.

Borrowings. The Bank's other available sources of funds include advances from the FHLB and borrowings from the Federal Reserve Bank of Minneapolis. As a member of the FHLB of Des Moines, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions. Consistent with its asset/liability management strategy, the Bank has utilized FHLB advances from time to time to fund loan growth and extend the term to maturity of its liabilities. The Bank may also use short-term FHLB and Federal Reserve Bank borrowings to offset short term cash needs due to deposit outflows or loan fundings. At December 31, 2022, the Bank had no FHLB advances or Federal Reserve Bank borrowings outstanding. On such date, the Bank had a collateral pledge arrangement with the FHLB pursuant to which the Bank could borrow up to $230.1 million for liquidity purposes, subject to approval from the FHLB. The Bank also had the ability to borrow $86.6 million from the Federal Reserve Bank of Minneapolis based upon the loans that were pledged to it as collateral at December 31, 2022.

Refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in Item 7 of Part II of this Annual Report on Form 10-K and “Note 12 Federal Home Loan Bank (FHLB) Advances and Other Borrowings” in Item 8 of Part II in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for more information on FHLB advances and other borrowings.

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

OIA is one of two subsidiaries of the Bank. OIA is a Minnesota corporation that was organized in 1983 and operated as an insurance agency until 1986 when its assets were sold. OIA remained inactive until 1993 when it began offering credit life insurance, annuity and mutual fund products to the Bank's clients and others. OIA currently offers a variety of financial planning products and services. HPH is the Bank’s other subsidiary and was organized as a limited liability company in Minnesota in 2013. It was inactive in 2022 but has operated as an intermediary for the Bank in holding and operating certain foreclosed properties.

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

Other Corporations Owned by the Company

The Bank was HMN’s sole direct subsidiary at December 31, 2022.

Employees

At December 31, 2022, the Company had 164 full time employees. None of the employees of the Company are represented by any collective bargaining unit. Management considers its employee relations to be good.

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

Holding Company Regulation. As a savings and loan holding company, HMN is subject to regulation and supervision by the FRB. FRB regulations require holding companies to act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

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

Affiliate Transactions. The Bank, as a holding company subsidiary that is a depository institution, is subject to both qualitative and quantitative limitations on transactions with the Company. See the section “Bank Regulation - Transactions with Affiliates and Insiders”.

Capital Adequacy. The Bank is subject to various regulatory capital requirements; however, the Company meets certain exemption requirements pursuant the FRB’s Small Bank Holding Company Policy Statement, and therefore, is exempt from the consolidated capital requirements.

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

Bank Regulation. As a federally-chartered savings association, the Bank is subject to regulation and supervision by the OCC. Federal law authorizes the Bank, as a federal savings association, to conduct, subject to various conditions and limitations, business activities that include: accepting deposits and paying interest on them; making and buying loans secured by residential and other real estate; making consumer loans; making commercial loans; investing in corporate obligations, government debt securities, and other securities; and offering various banking, trust, securities and insurance agency services to its clients.

Savings associations are expected to conduct lending activities in a prudent, safe and sound manner. The OCC regulates the safety and soundness of the Bank by enforcing statutory limits on the Bank’s lending and investment powers. OCC regulations set aggregate limits on certain types of loans including commercial business, commercial real estate and consumer loans. OCC regulations also establish limits on loans to a single borrower. As of December 31, 2022, the Bank’s lending limit to one borrower was approximately $16.2 million.

A federal savings association generally may not invest in noninvestment-grade debt securities. A federal savings association may establish subsidiaries to conduct any activity the association is authorized to conduct and may establish service corporation subsidiaries for limited preapproved activities.

Qualified Thrift Lender Test. Savings associations, including the Bank, must be qualified thrift lenders (QTLs). A savings association generally satisfies the QTL requirement if at least 65% of a specified asset base consists of assets such as loans to small businesses and loans to purchase or improve domestic residential real estate. Savings associations may qualify as QTLs in other ways. Savings associations that do not qualify as QTLs are subject to significant restrictions on their operations. If the Bank fails to meet QTL requirements, the Company would face certain limitations, including potential enforcement action by the OCC and a statutory bar to the payment by the Bank of dividends except under prescribed conditions including approval by the OCC. As of December 31, 2022, the Bank met the QTL test.

OCC Assessments. The OCC is authorized by statute to charge assessments to cover the costs of examining the financial institutions it regulates and to fund its operations. The Bank’s OCC assessments for the year ended December 31, 2022 were approximately $0.2 million. The FRB does not currently assess HMN for examination fees.

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

During 2022, the Bank paid dividends to HMN of $6.0 million, which were used to fund the ongoing operating expenses of the Company, purchase treasury stock, pay dividends, and improve its cash position. The improved cash position will potentially allow the Company to make a capital contribution into the Bank should the Bank need additional capital to support its operations. HMN distributed $1.0 million in dividends to its common shareholders in 2022. In January 2023, the Company’s Board of Directors declared a quarterly dividend of $0.06 per share of common stock. See the “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Dividends” section of Part II, Item 7 of this Annual Report on Form 10-K for more information on the dividend that was declared in the first quarter of 2023.

Deposit Insurance. The FDIC insures the deposits of the Bank through the Deposit Insurance Fund (DIF). The DIF is funded by assessments of FDIC members such as the Bank. The FDIC applies a risk-based system for setting deposit insurance assessments. Under the risk-based assessment system, an institution’s insurance assessments vary according to the level of capital the institution holds and the degree to which it is the subject of supervisory concern. During 2022, the Bank was assessed approximately $0.3 million for the DIF.

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

See “Note 17 Regulatory Capital” in Item 8 of Part II in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for more information on Regulatory Capital.

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

As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines. As of December 31, 2022, the Bank had $1.3 million in FHLB stock, which was in compliance with this requirement. The Bank receives dividends on its FHLB stock. The FHLB’s dividend philosophy is to differentiate dividend rates between membership and activity-based capital stock. Based on the FHLB’s most recent quarterly filing on Form 10-Q for the nine months ended September 30, 2022, the effective dividend rates paid on these subclasses of its capital stock at September 30, 2022 were 3.00% and 7.25%, respectively.

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

Available Information

The Company’s website is www.hmnf.com. The Company makes available, free of charge, through its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act. These reports are available as soon as reasonably practicable after it electronically files these materials with, or furnishes them to, the Securities and Exchange Commission (the SEC). Information contained on the Company’s website is expressly not incorporated by reference into this Annual Report on Form 10-K.

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

Like all financial institutions, the Company is subject to the effects of any economic downturn, and in particular a significant decline in home values and reduced commercial development in the Company’s markets has had a negative effect on results of operations in the past. The Company’s success depends primarily on the general economic conditions in the counties in which the Company conducts business, and in the southern Minnesota, northern Iowa and eastern Wisconsin areas in general. Unlike larger financial institutions that are more geographically diversified, the Company provides banking and financial services to clients primarily in the Minnesota counties of Dakota, Dodge, Fillmore, Freeborn, Houston, Mower, Olmsted, Steele, and Winona and portions of Goodhue and Wabasha counties, as well as Marshall county in Iowa. The Bank also offers banking services to the Milwaukee, Wisconsin area through a branch location in Waukesha County in Wisconsin. The local economic conditions in these market areas have a significant impact on the Company’s ability to originate loans, the ability of the borrowers to repay these loans, and the value of the collateral securing these loans. A significant decline in the general economic conditions caused by inflation, recession, unemployment or other factors beyond the Company’s control can affect, and has in the past affected, these local economic conditions and can adversely affect, and has in the past adversely affected, the Company’s financial condition and results of operations. The Company has a significant amount of commercial business and commercial real estate loans and decreases in tenant occupancy and development home sales can have, and in the past have had, a negative effect on the ability of many of the Company’s borrowers to make timely repayments of their loans and the value of the collateral held as security for these loans, which can have, and in the past has had, an adverse impact on the Company’s earnings.

During 2022, the U.S. economy continued to perform reasonably well despite the negative impact of rising interest rates and inflation. However, there are continuing concerns related to a potential slowdown in economic activity as the Federal Open Market Committee continues to raise the federal funds rate in an effort to reduce inflation and their effects on the financial markets and economic activity. There can be no assurance that current economic conditions will continue or improve, and economic conditions could worsen. Economic pressure on consumers and uncertainty regarding continuing economic improvement may result in changes in consumer and business spending, borrowing and saving habits. A return of recessionary conditions and/or other negative developments in the domestic or international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Declines in real estate value and sales volumes and high unemployment may also result in higher than expected loan delinquencies and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity and financial condition.

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

The Bank’s primary source of funding is retail and commercial deposits gathered through its network of fourteen banking offices. Wholesale funding sources principally consist of borrowing lines from the FHLB of Des Moines and the Federal Reserve Bank of Minneapolis and brokered and internet certificates of deposit obtained from the national market. Borrowings from the FHLB are subject to the FHLB’s credit policies and procedures relating to the valuation of the loans securing advances as well as the amount of funds the FHLB will loan to the Bank. The current collateral pledged to secure advances may become unacceptable, the formulas for determining the excess pledged collateral may change or the Bank’s credit rating with the FHLB could decrease. In these cases, the Bank may not have sufficient collateral to pledge or have the borrowing capacity to meet its funding needs and may be required to rely upon alternate funding sources, such as the Federal Reserve Bank, which typically bear higher borrowing costs. The Bank’s securities and loan portfolios could also be pledged to the FHLB and Federal Reserve Bank to increase the amount of available borrowings.

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

HMN’s primary source of cash is dividends from the Bank, and the Bank is restricted from paying dividends to HMN unless certain conditions are met under bank regulatory requirements. At December 31, 2022, HMN had $15.3 million in cash balances. Primarily, HMN requires cash for the payment of holding company level expenses, including director and management fees, legal expenses and regulatory costs. HMN may also use cash for the repurchase of outstanding HMN stock and the payment of dividends. HMN does not anticipate that it will have, on an ongoing long term stand-alone basis, adequate liquid resources to make all of the required cash payments for these items in the future. To meet these payment requirements or other potential HMN liquidity or capital needs would require dividends from the Bank or external capital. Failure to meet regulatory requirements for any future dividends from the Bank to HMN, or to receive dividends in amounts deemed satisfactory by HMN, could cause HMN to require other sources of liquidity for its needs in 2023 and beyond. Further information about HMN’s liquidity position is available in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” section in Part II, Item 7 of this Annual Report on Form 10-K.

Changes in interest rates could negatively impact the Company’s results of operations.

The earnings of the Company are primarily dependent on net interest income, which is the difference between interest earned on loans and investments and interest paid on interest-bearing liabilities such as deposits and borrowings. Interest rates are highly sensitive to many factors, including government monetary and fiscal policies and domestic and international economic and political conditions. Conditions such as inflation, recession, unemployment, money supply, government borrowing and other factors beyond management’s control may also affect interest rates. If the Company’s interest-earning assets mature, reprice or prepay more quickly than interest-bearing liabilities in a given period, a decrease in market interest rates could adversely affect net interest income. Likewise, if interest-bearing liabilities mature or reprice, or, in the case of deposits, are withdrawn by the accountholder, more quickly than interest-earning assets in a given period, an increase in market interest rates could adversely affect net interest income. Given the Company’s assets and liability composition as of December 31, 2022, a falling interest rate environment would negatively impact the Company’s results of operations. The effect on our deposits of decreases in interest rates generally lags the effect on our assets. The lagging effect of deposit rate changes is primarily due to the Bank’s deposits that are in the form of certificates of deposit, which do not re-price immediately when the federal funds rate changes.

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

Changes in interest rates could continue to negatively impact the fair market value of our available for sale securities portfolio.

The fair market value of our fixed rate available for sale securities portfolio has been negatively impacted during the past year due to an increase in market interest rates. The result has been that the Company has recorded a $19.8 million other comprehensive loss (OCL) in equity as of December 31, 2022. Future increases in long term interest rates will continue to have a negative effect on the fair market value of our fixed rate securities portfolio and increases in OCL may occur in future periods. Furthermore, if we are forced to liquidate any of these investments prior to maturity, including because of a lack of liquidity, we would recognize as a charge to earnings the losses attributable to those securities.

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

The Company has a number of large deposit clients that maintain balances in checking and money market accounts at the Bank. At December 31, 2022, there was $134.2 million in checking and money market accounts of clients in the alternative energy and other industries that have individual relationship balances greater than $5 million. The ability to attract and retain these types of deposits has a positive effect on the Company’s net interest margin as they provide a relatively low cost of funds to the Company compared to certificates of deposits or advances. If these depositors were to withdraw these funds and the Bank was not able to replace them with similar types of deposits, the Banks cost of funds would increase and the Company’s results of operation would be negatively impacted.

Because of the asset size of the Company, adverse performance affecting a few large loans or lending relationships can cause significant volatility in earnings.

Due to the Company’s asset size, the provision for loan losses or charge-offs associated with individual loans can be large relative to the Company’s earnings for a particular period. If one or a few relatively large loans become non-performing in a period and the Company is required to increase its loss reserves, or to write off principal or interest relative to such loans, the operating results for that period could be significantly adversely affected. The effect on results of operations for any given period from a change in the performance of a small number of loans may be disproportionately larger than the impact of such loans on the quality of the Company’s overall loan portfolio. The Company generally limits its internal loan originations to loans less than $7.5 million with loans over that amount approved by its Executive Loan Committee. The Company’s regulatory lending limit was $16.2 million at December 31, 2022. The Bank’s largest borrowing relationship had outstanding loans totaling $15.1 million and was performing at December 31, 2022.

The Company has concentrations in commercial business and commercial real estate loans, increasing the risk in its loan portfolio.

In order to enhance the yield and shorten the term-to-maturity of its loan portfolio, the Company continues to maintain the balances of its commercial business and commercial real estate portfolios. These categories of loans represented approximately 68% of the total loans receivable at December 31, 2022. Some of the Company’s commercial real estate portfolio is in land development loans, while many of the Company’s commercial business loans are made to borrowers associated with the real estate industry. Commercial business and commercial real estate loans generally, and land development loans in particular, present a higher level of risk than loans secured by single family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans.

Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed or properties intended for resale are not developed and sold), the borrower’s ability to repay the loan and the underlying collateral may be impaired. Commercial business loans to businesses that are dependent on the cash flow generated by the sale or leasing of real estate are similarly impacted. At December 31, 2022, the Company had $1.9 million of non-performing loans, of which $0.5 million related to commercial business and commercial real estate loans. At December 31, 2022, total classified loans included $34.4 million of commercial business and commercial real estate loans. The Company may experience actual losses in respect of these classified loans and further increases in the level of classified loans in our loan portfolio that may require further increases in our provision for loan losses.

Our allowance for loan losses may prove to be insufficient to absorb losses or appropriately reflect, at any given time, the inherent risk of loss in our loan portfolio.

Our non-performing assets were at $1.9 million, or 0.17% of total assets, at December 31, 2022. Classified loans at December 31, 2022 were $37.9 million, or 4.8% of total loans. Classified loans represent special mention, performing substandard and non-performing loans. The low level of our classified loans is primarily due to the current economic environment. If the favorable economic environment does not continue these assets may not perform according to their terms and the value of the collateral may be insufficient to pay any remaining loan balance. If this occurs, we may experience losses or an increased risk of loss in our loan portfolio, which could have a negative effect on our results of operations. Like all financial institutions, we maintain an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety. Our allowance for loan losses may not be sufficient to cover actual loan losses or the inherent risk of loss in our loan portfolio, and future provision for loan losses could materially adversely affect our operating results.

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

The Company is and will continue to be subject to extensive examination, supervision and comprehensive regulation by federal bank regulatory agencies. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds, and the banking system and the financial system as a whole, and not holders of our common stock. These regulations affect our lending practices, capital structure, investment practices, dividend policy, and growth, among other things. See Item 1 “Business – Regulation and Supervision” of this Annual Report on Form 10-K for information regarding regulation affecting the Company.

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

During the year ended December 31, 2022, the price of our common stock on The Nasdaq Global Market ranged from $20.95 to $25.98 per share, and over the two-year period from January 1, 2021 to December 31, 2022 it ranged from $17.20 to $25.98. Our closing sale price on December 31, 2022 was $21.34 per share and on February 9, 2023 it was $22.00 per share. Our stock generally trades in relatively low volumes and its price may fluctuate in response to a number of events and factors, including, but not limited to, variations in operating results, litigation or governmental and regulatory proceedings, market perceptions of our financial reporting, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions.

We may issue additional stock, or reissue shares of treasury stock, without shareholder consent.

We have authorized 16,000,000 shares of common stock. As of December 31, 2022, 9,128,662 shares were issued and outstanding (including 4,647,686 shares that were held as treasury stock) and 6,871,338 shares were unissued. The Company has also granted options to purchase 34,229 shares of common stock that are currently outstanding and has 332,005 shares that are available to be awarded pursuant to our current equity incentive plans. The board of directors has authority, without action or vote of the stockholders, to issue all or part of the authorized but unissued shares and to reissue all of the treasury shares. Additional shares may be issued, or treasury shares reissued, in connection with future financing, acquisitions, employee stock plans or otherwise. Any such issuance, or reissuance, will dilute the percentage ownership of existing stockholders. We are also currently authorized to issue up to 500,000 shares of preferred stock, however, as of December 31, 2022, there were no preferred stock shares issued and outstanding. Under our certificate of incorporation, our board of directors can issue additional preferred stock in one or more series and fix the terms of such stock without shareholder approval. Preferred stock may include the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions. The issuance of preferred stock could adversely affect the rights of the holders of common stock and reduce the value of the common stock. In addition, specific rights granted to holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company owns its corporate office in Rochester, Minnesota and the buildings and land for eleven of its fourteen full service branches. The remaining three full service branches and two loan production offices are leased. These leased branches are located at; 100 1st Ave Bldg., Suite 200, Rochester, Minnesota; 2805 Dodd Road, Suite 160, Eagan, Minnesota; and 1015 West Frontage Road, Suite 100, Owatonna, Minnesota. The leased loan production offices are located at; 50 14th Avenue East, Suite 100, Sartell, Minnesota and 700 North Third Street, North, Suite 204, La Crosse, Wisconsin. The Bank uses all properties and they are all located in Minnesota, except for one full service branch located in Iowa and the one full service branch and one loan production office that are located in Wisconsin.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company is party to legal proceedings arising out of its lending and deposit operations. See “Note 18 Commitments and Contingencies” in Item 8 of Part II in the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K for more information.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Information

The common stock of the Company is listed on the Nasdaq Stock Market (Nasdaq) under the symbol “HMNF.” As of December 31, 2022, the Company had 9,128,662 share of common stock issued and outstanding (including 4,647,686 shares that were held as treasury stock), and there were 408 stockholders of record and 903 estimated beneficial owners of common stock.

Dividends

The declaration of dividends is subject to, among other things, the Company's financial condition and results of operations, the Bank's compliance with regulatory capital requirements and other regulatory restrictions, tax considerations, industry standards, economic conditions, anticipated asset growth, general business practices and other factors. The Company did not make any dividend payments to common stockholders in 2021 and made four quarterly dividend payments of 6 cents per share that totaled $1.0 million during 2022. The Company will continue to evaluate the best use of the Company’s capital based on the factors identified above.

Under applicable federal banking laws and regulations, no dividends can be declared or paid by the Bank to the Company without notice to and non-objection from the applicable banking regulator. There is no assurance that the Bank would satisfy the applicable regulatory requirements necessary to effect any such dividends. The payment of dividends by the Company is dependent upon the Company having adequate cash or other assets that can be converted to cash to pay dividends to its stockholders and is subject to the discretion of the Board of Directors of both the Bank and the Company. The payment of dividends depends upon many factors, including the Company’s results of operations, financial condition, capital requirements, regulatory and contractual restrictions, business strategy and other factors deemed relevant by the Board of Directors.

In January 2023, the Company’s Board of Directors declared a quarterly dividend of 6 cents per share of common stock payable on March 8, 2023 to stockholders of record at the close of business on February 15, 2023. The declaration and amount of any future cash dividends remains subject to the sole discretion of the Board of Directors.

The following table provides information with respect to purchases made by the Company of its own stock during the fourth quarter of 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs (a)
October 1, 2022 to October 31, 2022	0	$	N/A	0	$2,013,450
November 1, 2022 to November 30, 2022	0		N/A	0	$2,013,450
December 1, 2022 to December 31, 2022	0		N/A	0	$2,013,450
Total	0	$	N/A	0	$2,013,450

(a) On July 27, 2021 the Company’s Board of Directors announced an increase the amount of shares authorized to be repurchased to $6.0 million. Subsequent to that authorization, $4.0 million of shares have been repurchased under the program. On March 1, 2023, the Company announced that the Board of Directors had increased the authorized repurchases to $6.0 million. Share repurchases may be executed through various means, including through open market transactions, privately negotiated transactions or otherwise. The repurchase program does not obligate the Company to purchase any shares and has no set expiration date.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the notes to those financial statements included elsewhere in this annual report. This discussion contains forward-looking statements, which are based on our assumptions about the future of our business. Our actual results will likely differ materially from those contained in the forward-looking statements. Please read the cautionary note under the heading “Forward-Looking Statements” included at the beginning of this Annual Report on Form 10-K for additional information.

Overview

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

The appropriateness of the allowance for loan losses is dependent upon management’s estimates of variables affecting valuation, appraisals of collateral, evaluations of performance and status and the amounts and timing of future cash flows expected to be received on impaired loans. Such estimates, appraisals, evaluations and cash flows may be subject to adjustments due to changing economic prospects of borrowers or properties. The fair market value of collateral dependent loans is typically based on the appraised value of the property less estimated selling costs. The estimates are reviewed periodically and any adjustments are recorded in the provision for loan losses in the periods in which the adjustments become known. Because of the size of some loans, changes in estimates can have a significant impact on the loan loss provision. The allowance is allocated to individual loan categories based upon the relative risk characteristics of the loan portfolios, the actual loss experience and other qualitative factors. The Company increases its allowance for loan losses by charging the provision for loan losses against income and by receiving recoveries of previously charged off loans. The Company decreases its allowance by crediting the provision for loan losses and recording loan charge-offs. The current year activity resulted in an increase in the allowance and a charge to the loan loss provision. The methodology for establishing the allowance for loan losses takes into consideration probable losses that have been identified in connection with specific loans as well as losses in the loan portfolio that have not been specifically identified. Although management believes that based on current conditions the allowance for loan losses is maintained at an appropriate amount to provide for probable loan losses inherent in the portfolio as of the balance sheet dates, future conditions may differ substantially from those anticipated in determining the allowance for loan losses and adjustments may be required in the future.

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

The Company maintains significant net deferred tax assets for deductible temporary differences, the two largest relating to the net unrealized loss on securities available for sale and the allowance for loan losses. For tax purposes, the net unrealized losses on securities available for sale are not recognized unless the securities are sold and the loss becomes realized. For book purposes, the unrealized losses, net of income taxes, are reported as a separate component of stockholders’ equity until realized. For the allowance for loan losses, only the net charge-offs are deductible while the entire provision for loan losses is used to determine book income. A deferred tax asset for both of these items is created because of the timing difference of when the expense is recognized for book and tax purposes. Under GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that the deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon management’s judgment and evaluation of both positive and negative evidence, including the forecasts of future income, tax planning strategies, and assessments of the current and future economic and business conditions. The positive evidence considered includes the Company’s cumulative net income in the prior three-year period, the ability to implement tax planning strategies to accelerate taxable income recognition, and the probability that taxable income will be generated in future periods. The Company could not currently identify any negative evidence. It is possible that future conditions may differ substantially from those anticipated in determining that no valuation allowance was required on deferred tax assets and adjustments may be required in the future.

Determining the ultimate settlement of any tax position requires significant estimates and judgments in arriving at the amount of tax benefits to be recognized in the financial statements. It is possible that the tax benefits realized upon the ultimate resolution of a tax position may result in tax benefits that are significantly different from those estimated.

Results of Operations

Comparison of 2022 with 2021

Net income was $8.0 million for 2022, a decrease of $5.6 million, or 40.7%, compared to net income of $13.6 million for 2021. Diluted earnings per share for the year ended December 31, 2022 was $1.83, a decrease of $1.18 per share, compared to diluted earnings per share of $3.01 for the year ended December 31, 2021. The decrease in net income between the periods was primarily because of a $4.2 million decrease in the gain on sales of loans due to a decrease in mortgage loan originations and sales due primarily to an increase in mortgage interest rates between the periods. The provision for loan losses increased $3.2 million between the periods primarily because of the growth experienced in the loan portfolio and also because of an increase in qualitative reserves due to the perceived negative impact on borrower finances from inflation and rising interest rates. Net income was also negatively impacted by a $1.3 million decrease in other non-interest income primarily because of a decrease in the gains that were realized on the sale of real estate owned between the periods. Compensation and benefits expense increased $1.1 million primarily because of a decrease in the direct loan origination compensation costs that were deferred as a result of the decreased mortgage loan originations. These decreases in net income were partially offset by a $2.1 million decrease in income tax expense as a result of the decrease in pre-tax income between the periods. Net interest income increased $2.1 million primarily due to an increase in interest earning assets and the yields earned on those assets as a result of the increase in the prime interest rate between the periods

Net Interest Income

Net interest income was $32.3 million for 2022, an increase of $2.1 million, or 6.8%, from $30.2 million for 2021. Interest income was $34.3 million for 2022, an increase of $2.5 million, or 7.9%, from $31.8 million for 2021. Interest income increased primarily because of the $78.7 million increase in the average interest-earning assets between the periods. The average yield earned on interest-earning assets was 3.33% for 2022, a decrease of 1 basis point from 3.34% for 2021. The decrease in the average yield was primarily related to the $2.2 million decrease in the yield enhancements recognized on loans made under the Paycheck Protection Program (PPP) between the periods that was not entirely offset by the higher rates earned on interest-earning assets as a result of the prime rate increases that occurred during 2022.

Interest expense was $2.0 million for 2022, an increase of $0.4 million, or 28.7%, from $1.6 million for 2021. Interest expense increased primarily because of the increase in the average interest rate paid on interest-bearing liabilities between the periods. Interest expense also increased because of the $76.6 million increase in the average interest-bearing liabilities and non-interest bearing deposits between the periods. The average interest rate paid on interest-bearing liabilities and non-interest bearing deposits was 0.21% for 2022, an increase of 3 basis points from 0.18% for 2021. The increase in the average rate paid was primarily related to the increase in market interest rates as a result of the 4.25% increase in the federal funds rate between the periods. It is anticipated that the average interest rates paid on interest-bearing liabilities will increase in 2023 because of an increase in the market rates for deposits as a result of the increases in the federal funds rate that have and are expected to occur.

The following table presents the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Non-accruing loans have been included in the average outstanding loan balance in the table as loans carrying a zero yield.

	Year Ended December 31,
	2022			2021
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
Interest-earning assets:
Securities available for sale(1):
Mortgage-backed and related securities	$238,128	2,801	1.18%	$167,759	1,864	1.11%
Other marketable securities	52,161	428	0.82	42,878	282	0.66
Loans held for sale	2,418	115	4.75	5,335	159	2.98
Loans receivable, net(1) (2)	699,365	30,333	4.34	631,969	29,290	4.63
Cash equivalents and other earning assets	36,692	578	1.58	102,146	166	0.16
Total interest-earning assets	$1,028,764	34,255	3.33	$950,087	31,761	3.34

Interest-bearing liabilities:
Checking accounts	$159,509	220	0.14%	$157,857	182	0.12%
Savings accounts	123,786	75	0.06	113,314	69	0.06
Money market accounts	271,750	882	0.32	245,409	557	0.23
Certificate accounts	81,528	555	0.68	93,650	745	0.80
Customer escrows	803	16	2.00	0	0	0.00
FHLB advances and other borrowings	6,665	251	3.77	0	0	0.00
Total interest-bearing liabilities	$644,041			$610,230
Noninterest checking	300,394			257,549
Other noninterest-bearing liabilities	2,455			2,490
Total interest-bearing liabilities and noninterest-bearing deposits	$946,890	1,999	0.21%	$870,269	1,553	0.18%
Net interest income		32,256			$30,208
Net interest rate spread			3.12%			3.16%
Net earning assets	$81,874			$79,818
Net interest margin			3.14%			3.18%
Average interest-earning assets to average interest-bearing liabilities and noninterest-bearing deposits		108.65%			109.17%
(1)	Tax exempt income was not material; therefore, the yield was not presented on a tax equivalent basis for any of the years presented.
(2)	Calculated net of deferred loan costs, loan discounts, loans in process and loss reserves.

Net interest margin (net interest income divided by average interest-earning assets) for 2022 was 3.14%, a decrease of 4 basis points, compared to 3.18% for 2021. The decrease in the net interest margin was primarily because of the decrease in the average yield related to the $2.2 million decrease in the yield enhancements recognized on PPP loans between the periods that was not entirely offset by the higher rates earned on interest-earning assets as a result of the prime rate increases of 4.25% that occurred during 2022.

The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It quantifies the changes in interest income and interest expense related to changes in the average outstanding balances (volume) and those changes caused by fluctuating interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (i.e. changes in volume multiplied by old rate) and (ii) changes in rate (i.e. changes in rate multiplied by current volume).

	Year Ended December 31,
	2022 vs. 2021
	Increase (Decrease) Due to
(Dollars in thousands)	Volume (1)	Rate(1)	Total Increase (Decrease)
Interest-earning assets:
Securities available for sale:
Mortgage-backed and related securities	$782	155	937
Other marketable securities	61	85	146
Loans held for sale	(87)	43	(44)
Loans receivable, net	2,873	(1,830)	1,043
Cash equivalents and other earning assets	(73)	485	412
Total interest-earning assets	$3,556	(1,062)	2,494
Interest-bearing liabilities:
Checking accounts	$(3)	41	38
Savings accounts	7	(1)	6
Money market accounts	71	254	325
Certificate accounts	(132)	(58)	(190)
Customer escrows	0	16	16
FHLB advances and other borrowings	244	7	251
Total interest-bearing liabilities	$187	259	446
Increase (decrease) in net interest income	$3,369	(1,321)	2,048

(1)	For purposes of this table, changes attributable to both rate and volume which cannot be segregated have been allocated proportionately to the change due to volume and the change due to rate.

The following table sets forth the weighted average yields on the Company's interest-earning assets, the weighted average interest rates on interest-bearing liabilities and the interest rate spread between the weighted average yields and rates as of the date indicated. Non-accruing loans have been included in the average outstanding loan balances in the table as loans carrying a zero yield.

At December 31, 2022
Weighted average yield on:		Weighted average rate on:
Securities available for sale:
Mortgage-backed and related securities	1.22%	Checking accounts	0.38%
Other marketable securities	0.98	Savings accounts	0.08
Loans held for sale	6.44	Money market accounts	0.73
Loans receivable, net	5.11	Certificate accounts	2.59
FHLB stock and other interest-earning assets	4.03	Customer escrows	2.00
Combined weighted average yield on interest-earning assets	4.17	Combined weighted average rate on interest-bearing liabilities	0.61
		Interest rate spread	3.56

Provision for Loan Losses

The provision for loan losses was $1.1 million for 2022, an increase of $3.2 million from the ($2.1) million credit provision for loan losses for 2021. The provision for loan losses increased between the periods primarily because of the loan portfolio growth and also because of an increase in qualitative reserves, during 2022, due to the perceived potential negative impact on borrowers from inflation and rising interest rates. The credit provision recorded in 2021 was primarily the result of improvements in the underlying operations supporting many of the loans that were initially negatively impacted by the COVID-19 pandemic in 2020.

Non-Interest Income

Non-interest income was $8.9 million for 2022, a decrease of $5.4 million, or 37.7%, from $14.3 million for the same period of 2021.

The following table presents the components of non-interest income:

	Year Ended December 31,		Percentage
(Dollars in thousands)	2022	2021	Change
Fees and service charges	$3,222	3,125	3.1%
Loan servicing fees	1,590	1,555	2.3
Gain on sales of loans	2,393	6,566	(63.6)
Other non-interest income	1,682	3,017	(44.2)
Total non-interest income	$8,887	14,263	(37.7)

Gain on sales of loans decreased $4.2 million between the periods primarily because of a decrease in single family loan originations and sales due to an increase in mortgage interest rates between the periods. Other non-interest income decreased $1.3 million primarily because of a decrease in the gains that were realized on the sale of real estate owned between the periods. These decreases were partially offset by a $0.1 million increase in fees and service charges between the periods due primarily to an increase in aggregate overdraft fees. Loan servicing fees increased slightly between the periods due to an increase in the aggregate balances of single family mortgage loans that were being serviced for others.

Non-Interest Expense

Non-interest expense was $28.8 million for 2022, an increase of $1.1 million, or 4.1%, from $27.7 million for the same period of 2021. The following table presents the components of non-interest expense:

	Year Ended December 31,		Percentage
(Dollars in thousands)	2022	2021	Change
Compensation and benefits	$17,211	16,114	6.8%
Occupancy and equipment	3,812	4,372	(12.8)
Data processing	1,948	1,445	34.8
Professional services	1,386	1,438	(3.6)
Other	4,444	4,292	3.5
Total non-interest expense	$28,801	27,661	4.1

Compensation and benefits expense increased $1.1 million primarily because of a decrease in the direct loan origination compensation costs that were deferred as a result of the decreased mortgage loan production between the periods. Data processing expenses increased $0.5 million between the periods primarily because of the change to an outsourced data processing relationship at the end of the first quarter of 2022. Other non-interest expense increased $0.2 million between the periods primarily because of an increase in fraud losses on deposit accounts and increases in marketing expenses. These increases in non-interest expense were partially offset by a $0.6 million decrease in occupancy and equipment expense due primarily to a decrease in rent expense between the periods as a result of purchasing the combined corporate and branch location in Rochester, Minnesota in the fourth quarter of 2021. Professional services expense decreased $0.1 million between the periods primarily because of a decrease in legal expenses relating to a bankruptcy litigation claim that was settled during the first quarter of 2022.

Income Taxes

The Company considers the calculation of current and deferred income taxes to be a critical accounting policy that is subject to significant estimates. Income tax expense was $3.2 million for 2022, a decrease of $2.2 million from $5.4 million for 2021. The decrease in income tax expense between the periods was primarily the result of a decrease in pre-tax income.

Financial Condition

Loans Receivable, Net

The following table sets forth the information on the Company's loan portfolio in dollar amounts and percentages before deductions for deferred costs/fees and discounts and the allowance for losses as of the dates indicated:

	December 31,
	2022		2021
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real Estate Loans:
Single family	$205,890	26.13%	$163,322	24.67%
Multi-family	53,885	6.84	43,140	6.51
Commercial	370,915	47.08	306,490	46.30
Construction and development	46,545	5.91	47,238	7.14
Total real estate loans	677,235	85.96	560,190	84.62
Non-Real Estate Loans:
Consumer Loans:
Home equity line	17,551	2.23	17,467	2.64
Home equity	10,865	1.38	7,557	1.14
Recreational vehicles	7,870	1.00	10,985	1.66
Other	8,531	1.08	5,636	0.85
Total consumer loans	44,817	5.69	41,645	6.29
Commercial business loans	65,835	8.35	60,165	9.09
Total non-real estate loans	110,652	14.04	101,810	15.38
Total loans	$787,887	100.00%	$662,000	100.00%
Less:
Unamortized discounts	13		10
Net deferred loan fees	519		209
Allowance for losses	10,277		9,279
Total loans receivable, net	$777,078		$652,502

The growth in the loan portfolio in 2022 was primarily because of the growth experienced in commercial real estate, single family, multi-family, commercial business, and consumer loans that was partially offset by a decrease in construction and development loans. Based on current economic conditions and the projected loan origination and prepayment amounts, it is anticipated that the overall growth in the loan portfolio will be limited in 2023.

Single family real estate loans were $205.9 million at December 31, 2022, an increase of $42.6 million, compared to $163.3 million at December 31, 2021. The single family loan portfolio increased in 2022 primarily because of an increase in the amount of adjustable rate mortgage loans that were originated and placed into the loan portfolio. The loan portfolio also increased because of a decrease in loan payoffs. The increase in adjustable rate loan originations and the decrease in loan payoffs was primarily the result of the increase in mortgage rates in 2022.

Multi-family real estate loans were $53.9 million at December 31, 2022, an increase of $10.8 million, compared to $43.1 million at December 31, 2021. The increase in multi-family real estate loans in 2022 is primarily the result of new loan originations and transfers in from other loan types, partially offset by loans that were repaid during the year.

Commercial real estate loans were $370.9 million at December 31, 2022, an increase of $64.4 million, compared to $306.5 million at December 31, 2021. The outstanding commercial real estate loans increased as a result of $80.4 million increase in originations between the periods due, in part, to an increase in the number of people on the commercial lending staff during the year.

Construction and development loans were $46.5 million at December 31, 2022, a decrease of $0.7 million, compared to $47.2 million at December 31, 2021. The decrease in construction and development loans resulted primarily from $14.6 million in paid off loans and $26.3 million where the projects were completed and the loans were moved to a permanent classification. These decreases were partially offset by $24.0 million in new construction loan originations and $16.2 in advances on existing loans.

Home equity lines of credit were $17.6 million at December 31, 2022, an increase of $0.1 million, compared to $17.5 million at December 31, 2021. The open-end home equity lines are generally written with an adjustable rate and a two to ten year draw period which requires interest only payments followed by a ten year repayment period which fully amortizes the outstanding balance. Home equity loans were $10.9 million at December 31, 2022, an increase of $3.3 million, compared to $7.6 million at December 31, 2021. Closed-end home equity loans are written with fixed or adjustable rates with terms up to fifteen years. The overall increase in the open-end equity lines and closed-end equity loans is related primarily to an increase in new equity loans, as fewer borrowers chose to refinance their home mortgage due to rising interest rates on conventional mortgage loans.

Recreational vehicle loans were $7.9 million at December 31, 2022, a decrease of $3.1 million, compared to $11.0 million at December 31, 2021. These loans were made primarily to finance the recreational vehicle sales of a single dealer within the Bank’s market area. The decrease in the outstanding balance between the periods was primarily due to existing loans being paid off, as the recreational vehicle loan program was discontinued in 2021 and no new recreational vehicle loans are being originated.

Commercial business loans were $65.8 million at December 31, 2022, an increase of $5.6 million, compared to $60.2 million at December 31, 2021. The increase in commercial business loans in 2022 was primarily because of an increase in the draws on established commercial business lines of credit between the periods.

Allowance for Loan Losses

The determination of the allowance for loan losses and the related provision is a critical accounting policy of the Company that is subject to significant estimates. The allowance for loan losses is made up of general reserves on the entire loan portfolio and specific reserves on impaired loans. The general reserve amount includes quantitative reserves based on the size and risk characteristics of the portfolio and past loan loss history and qualitative reserves for other items determined to have a potential impact on future loan losses. The general reserves increased during the year primarily because of the loan portfolio growth and because of an increase in the required qualitative reserves. The other qualitative reserves were increased in 2022 due to a perceived deterioration of economic conditions, including the elevated inflation rate, and enacted and expected increases in the federal funds rate. These qualitative reserve increases were partially offset by a reduction in the qualitative reserves for loan losses related to the disruption in business activity as a result of the COVID-19 pandemic because of a perceived reduction in this risk due to improving conditions during 2022. The current level of the allowance for loan losses is a result of management’s assessment of the risks within the portfolio based on the information obtained through the credit evaluation process. The Company utilizes a risk-rating system on non-homogeneous commercial real estate and commercial business loans that includes regular credit reviews to identify and quantify the risk in the commercial portfolio. Management conducts quarterly reviews of the entire loan portfolio and evaluates the need to adjust the allowance balance on the basis of these reviews.

Management actively monitors asset quality and, when appropriate, charges off loans against the allowance for loan losses. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the economic conditions in the assumptions used to determine the size of the allowance for loan losses.

The allowance for loan losses was $10.3 million, or 1.30% of gross loans at December 31, 2022, compared to $9.3 million, or 1.40% of gross loans at December 31, 2021. The allowance for loan losses increased in 2022 primarily because of growth in the portfolio and also because of an increase in qualitative reserves related to the perceived negative impact on borrowers from inflation and rising interest rates. The allowance as a percentage of gross loans decreased due to the improvement in the credit risk of the loans held in the portfolio between the periods.

The following table reflects the activity in the allowance for loan losses and selected statistics:

	December 31,
(Dollars in thousands)	2022	2021
Balance at beginning of year	$9,279	10,699
Provision for loan losses	1,071	(2,119)
Charge-offs:
Commercial real estate	(91)	(36)
Consumer	(24)	(42)
Recoveries	42	777
Net (charge-offs) recoveries	(73)	699
Balance at end of year	$10,277	9,279
Year-end allowance for loan losses as a percent of year end gross loan balance	1.30%	1.40%
Ratio of net loan (charge-offs) recoveries to average loans outstanding	(0.01)	0.11
Allowance as a percent of total assets at year end	0.94	0.87

The following table presents information related to net (charge-offs) recoveries by loan category:

	2022		2021
(Dollars in thousands)	Net (Charge-offs) Recoveries	Ratio of Net (Charge-offs) Recoveries to Average Loans Outstanding	Net (Charge-offs) Recoveries	Ratio of Net (Charge-offs) Recoveries to Average Loans Outstanding
Single family	$1	0.00%	$0	0.00%
Commercial real estate	(91)	(0.02)	617	0.16
Consumer	(17)	(0.04)	16	0.03
Commercial business	34	0.05	66	0.09
Total	$(73)	(0.01)	$699	0.11

The following table reflects the allocation of the allowance for loan losses by loan category:

	December 31,
	2022		2021
(Dollars in thousands)	Allocated Allowance as a % of Loan Category	Percent of Loans in Each Category to Total Loans	Allocated Allowance as a % of Loan Category	Percent of Loans in Each Category to Total Loans
Single family	0.61%	26.13%	0.60%	24.67%
Commercial real estate	1.49	59.83	1.61	59.95
Consumer	2.36	5.69	2.35	6.29
Commercial business	1.41	8.35	1.56	9.09
Total	1.30	100.00%	1.40	100.00%

The allocated allowance percentages for commercial real estate and commercial business loans decreased in 2022 primarily because of the improvement in the credit risk of the loans held in the portfolio between the periods. The increase in the allowance percentage for single family and consumer loans between the periods is due to an increase in the qualitative reserves relating to the perceived negative impact on borrowers from inflation and rising interest rates.

Allowance for Real Estate Losses

Real estate properties acquired or expected to be acquired through loan foreclosures are initially recorded at fair value less estimated selling costs. Management periodically performs valuations and an allowance for losses is established if the carrying value of a property exceeds its fair value less estimated selling costs. There was no allowance for real estate losses at December 31, 2022 or 2021.

Non-performing Assets

Loans are reviewed at least quarterly and if the collectability of any loan is doubtful, it is placed on non-accrual status. Loans are placed on non-accrual status when either principal or interest is 90 days or more past due, unless, in the judgment of management, the loan is well collateralized and in the process of collection. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectability of the loan. Restructured loans include the Bank's troubled debt restructurings (TDRs) that involved forgiving a portion of interest or principal or making a loan with terms that the Bank would not normally grant to borrowers whose financial condition had deteriorated. Foreclosed and repossessed assets include assets acquired in settlement of loans.

Total non-performing assets were $1.9 million at December 31, 2022, a decrease of $3.0 million, or 61.8%, from $4.9 million at December 31, 2021. Non-performing loans decreased $2.7 million and foreclosed and repossessed assets decreased $0.3 million during 2022. The decrease in non-performing loans is related to a $3.8 million decrease in non-performing commercial real estate loans, primarily because of a $3.1 million loan in the hospitality industry that was reclassified as performing during 2022. Non-performing consumer loans also decreased $0.1 million during the period. These decreases in non-performing loans were partially offset by increases of $0.6 million and $0.5 million in non-performing single family and commercial business loans, respectively.

The following table sets forth the amounts and categories of non-performing assets in the Company’s portfolio:

	December 31,
(Dollars in thousands)	2022	2021
Non-performing loans:
Single family	$908	340
Commercial real estate	0	3,757
Consumer	441	517
Commercial business	529	7
Total	1,878	4,621
Foreclosed and repossessed assets:
Commercial real estate	0	290
Total	0	290
Total non-performing assets	$1,878	4,911
Total as a percentage of total assets	0.17%	0.46%
Total as a percentage of total loans receivable	0.24%	0.70%
Allowance for loan losses to non-performing loans	547.24%	200.81%

Gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $0.1 million and $0.3 million for the years ended December 31, 2022 and 2021, respectively. The amount that was included in interest income on a cash basis for these loans for 2022 was not material, and for the year ended December 31, 2021 the amount included in interest income was $0.2 million.

At December 31, 2022 and 2021, there were loans included in loans receivable, net, with terms that had been modified in a TDR totaling $0.8 million and $1.1 million, respectively. Had these loans been performing in accordance with their original terms throughout 2022 and 2021, the Company would have recorded gross interest income of $0.1 million for both years. During 2022 and 2021, the amount of interest income received on these loans was not material.

For the loans that were modified in 2022, $0.1 million were classified and performing, and an immaterial amount were non-performing at December 31, 2022. The decrease in TDRs in 2022 related primarily to a commercial real estate loan that was charged down and paid off during the year. Three loans totaling $0.1 million were modified in 2022 and outstanding at December 31, 2022. One loan was secured by business assets, one loan was secured by a retail single family lot, and one loan was secured by personal property.

For the loans that were modified in 2021, none were classified and performing, and $0.3 million were non-performing at December 31, 2021. The decrease in TDRs in 2021 related primarily to a single family first mortgage loan that paid off during the year. Of the loans that were modified in 2021 and outstanding at December 31, 2021, $0.2 million related to a loan secured by commercial real estate and $0.1 million consisted of two unrelated loans secured by first mortgages on single family properties.

The following table sets forth the amount of TDRs in the Company’s portfolio:

	December 31,
(Dollars in thousands)	2022	2021
Single family	$202	254
Commercial real estate	179	355
Consumer	378	442
Commercial business	31	0
Total	$790	1,051

TDRs on accrual status	$262	29
TDRs on non-accrual status	528	1,022
Total	$790	1,051

The Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The amendments in this ASU eliminate the guidance for troubled debt restructurings (TDRs) by creditors in Subtopic 310-40, Receivables-Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancing and restructures by creditors when a borrower is experiencing financial difficulty. See “Note 1 Description of the Business and Summary of Significant Accounting Policies - New Accounting Pronouncements” in the Notes to Consolidated Financial Statements for further information on the impact on the Company when it adopted ASU 2022-02 on January 1, 2023.

Liquidity and Capital Resources

The Company manages its liquidity position so that the funding needs of borrowers and depositors are met in a timely and cost-effective manner. Asset liquidity is the ability to convert assets to cash through the maturity or sale of the asset. Liability liquidity is the ability of the Bank to obtain retail, commercial, internet, and brokered deposits or to borrow funds from third parties such as the FHLB or the Federal Reserve Bank of Minneapolis.

The primary investing activities are the origination of loans and the purchase of securities. Principal and interest payments on loans and securities, along with the proceeds from the sale of loans held for sale, are the primary sources of cash for the Bank. Additional cash can be obtained by selling securities from the available for sale portfolio or by selling loans or mortgage servicing rights.

The primary financing activity is the attraction of retail, commercial, internet, and brokered deposits. The Bank also has the ability to borrow funds from the FHLB or Federal Reserve Bank of Minneapolis based on the collateral value of the loans pledged, subject to applicable borrowing base and collateral requirements. See “Note 12 Federal Home Loan Bank (FHLB) Advances and Other Borrowings” in the Notes to Consolidated Financial Statements for more information on the advances that could be drawn based upon existing collateral levels with the FHLB and the Federal Reserve Bank of Minneapolis. Unpledged securities could also be pledged and used as collateral for additional borrowings with the FHLB or Federal Reserve Bank of Minneapolis.

The Bank's most liquid assets are cash and cash equivalents, which consist of short-term highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash, and interest-bearing deposits. The level of these assets is dependent on the operating, financing and investing activities during any given period.

Cash and cash equivalents for the Company at December 31, 2022 were $36.3 million, a decrease of $57.8 million, compared to $94.1 million at December 31, 2021. Net cash provided by operating activities during 2022 was $31.3 million. The Company conducted the following investing activities during 2022: purchases of securities available for sale and FHLB stock were $41.9 million; principal payments and maturity and redemption proceeds received on securities available for sale and FHLB stock were $56.3 million; and the proceeds from the sale of premises and other real estate were $0.4 million. Net loans receivable increased $139.7 million and the Company purchased premises and equipment of $0.3 million. Net cash used by investing activities during 2022 was $125.2 million. The Company conducted the following major financing activities during 2022: deposits increased $31.2 million; received proceeds from borrowings of $158.9 million, repaid borrowings of $158.9 million, purchased treasury stock of $2.2 million; paid dividends to stockholders of $1.0 million, and customer escrows increased $8.0 million. Net cash provided by financing activities was $36.0 million for 2022.

The Bank has certificates of deposits from customers with outstanding balances of $72.7 million that mature during 2023. Based upon past experience, management anticipates that the majority of the deposits will renew for another term. The Company believes that deposits that do not renew will be replaced with deposits from other customers, brokers, or FHLB advances. Proceeds from the sale of securities could also be used to fund unanticipated outflows of deposits.

The Bank has deposits of $134.2 million in checking and money market accounts of eight customers that have individual relationship balances greater than $5.0 million. These funds may be withdrawn at any time, however, management anticipates that the majority of these deposits will remain on deposit with the Bank over the next twelve months. If these deposits are withdrawn, it is anticipated that they would be funded with available cash, replaced with deposits from other customers, brokers, or with advances from the FHLB. Proceeds from the sale of securities could also be used to fund unanticipated outflows of deposits.

Dividends from the Bank have been the Company’s primary source of cash. The Bank is restricted under applicable federal banking law from paying dividends to the Company without prior notice to and non-objection of the applicable regulator. During 2022, the Bank paid dividends to the Company of $6.0 million and at December 31, 2022, the Company had an available cash balance of $15.3 million.

The Company’s primary use of cash is the payment of holding company level expenses including the payment of director and management fees, legal expenses and regulatory costs. The Company may also use cash to repurchase stock or pay any declared dividends. The Company plans to continue to fund its liquidity needs through dividends from the Bank, or if deemed prudent, by obtaining external capital.

Contractual Obligations and Commercial Commitments

The Company has no off-balance sheet arrangements other than commitments to originate and sell loans in the ordinary course of business. The Company does have certain obligations and commitments to make future payments under existing contracts. See “Note 18 Commitments and Contingencies” in the Notes to Consolidated Financial Statements for further information on the outstanding contractual obligations and commercial commitments at December 31, 2022.

Regulatory Capital Requirements

The Bank is subject to the Basel III regulatory capital requirements. The Basel III requirements, among other things, (i) apply a set of capital requirements to the Bank, including requirements relating to common equity as a component of core capital, (ii) implement a “capital conservation buffer” against risk and a minimum Tier 1 capital requirement, and (iii) set forth rules for calculating risk-weighted assets for purposes of such requirements. The rules made corresponding revisions to the prompt corrective action framework and include capital ratios and buffer requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

The Board of Governors of the Federal Reserve Bank (FRB) amended its Policy Statement, to exempt small bank and savings and loan holding companies with assets less than $3 billion from the above capital requirements. The Company currently meets the qualitative exemption requirements, and therefore, is exempt from the above capital requirements.

Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of common equity Tier 1 capital to risk-weighted assets, Tier 1 capital to adjusted total assets, Tier 1 capital to risk-weighted assets and total capital to risk-weighted assets.

The Bank must maintain a capital conservation buffer of at least 2.50% composed of common equity Tier 1 capital above its minimum risk-based capital requirements in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. Management believes that, as of December 31, 2022, the Bank’s capital ratios were in excess of those quantitative capital ratio standards set forth under the current prompt corrective action regulations, including the capital conservation buffer described above. However, there can be no assurance that the Bank will continue to maintain such status in the future. The OCC has extensive discretion in its supervisory and enforcement activities, and can adjust the requirement to be well-capitalized in the future. See “Note 17 Regulatory Capital” in the Notes to Consolidated Financial Statements for a table that reflects the Bank’s capital compared to these capital requirements.

Dividends

The declaration of dividends is subject to, among other things, the Company's financial condition and results of operations, the Bank's compliance with regulatory capital requirements and other regulatory restrictions, tax considerations, industry standards, economic conditions, anticipated asset growth, general business practices and other factors. The Company did not make any dividend payments to common stockholders in 2021 and made four quarterly dividend payments of 6 cents per share that totaled $1.0 million during 2022. The Company will continue to evaluate the best use of the Company’s capital based on the factors identified above.

Under applicable federal banking laws and regulations, no dividends can be declared or paid by the Bank to the Company without notice to and non-objection from the applicable banking regulator. There is no assurance that the Bank would satisfy the applicable regulatory requirements necessary to effect any such dividends. The payment of dividends by the Company is dependent upon the Company having adequate cash or other assets that can be converted to cash to pay dividends to its stockholders and is subject to the discretion of the Board of Directors of both the Bank and the Company. The payment of dividends depends upon many factors, including the Company’s results of operations, financial condition, capital requirements, regulatory and contractual restrictions, business strategy and other factors deemed relevant by the Board of Directors.

In January 2023, the Company’s Board of Directors declared a quarterly dividend of 6 cents per share of common stock payable on March 8, 2023 to stockholders of record at the close of business on February 15, 2023. The declaration and amount of any future cash dividends remains subject to the sole discretion of the Board of Directors.

New Accounting Pronouncements

“Note 1 Description of the Business and Summary of Significant Accounting Policies – New Accounting Pronouncements” in the Notes to Consolidated Financial Statements discusses recently issued accounting pronouncements that the Company will be required to adopt. Also discussed is management’s expectation of the impact these new accounting pronouncements will have on the Company’s consolidated financial statements.

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

The following table discloses the projected changes in market value to the Company’s interest-earning assets and interest-bearing liabilities based upon incremental 100 basis point changes in interest rates from interest rates in effect on December 31, 2022.

(Dollars in thousands)	Market Value
Basis point change in interest rates	-200	-100	0	+100	+200
Total market-risk sensitive assets	$1,070,776	1,046,409	1,022,659	998,862	976,579
Total market-risk sensitive liabilities	877,577	828,037	797,208	774,528	757,172
Off-balance sheet financial instruments	148	79	0	149	286
Net market risk	$193,051	218,293	225,451	224,185	219,121
Percentage change from current market value	(14.37)%	(3.17)%	0.00%	(0.56)%	(2.81)%

The preceding table was prepared utilizing the following assumptions (the Model Assumptions) regarding prepayment and decay ratios that were determined by management based upon its review of historical prepayment speeds and decay rates. Fixed rate loans were assumed to prepay at annual rates of between 1% and 39%, depending on the note rate and the period to maturity. Adjustable rate mortgages (ARMs) were assumed to prepay at annual rates of between 7% and 43%, depending on the note rate and the period to maturity. Mortgage-backed securities were projected to have prepayments based upon the underlying collateral securing the instrument. All loan prepayments vary based on the note rate and period to maturity of the individual loans. Certificate accounts were assumed not to be withdrawn until maturity. Retail money market demand accounts (MMDAs) and savings accounts were assumed to decay at an annual rate of 26% and 2%, respectively. Retail non-interest and interest-bearing checking accounts were assumed to decay at annual rates of 14% and 21%, respectively. Commercial non-interest and interest-bearing checking accounts were assumed to decay at annual rates of 16% and 36%, respectively. Commercial MMDAs were assumed to decay at annual rates of between 4% and 18%.

Certain shortcomings are inherent in the method of analysis presented in the foregoing table. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates. The model assumes that the difference between the current interest rate being earned or paid compared to a treasury instrument or other interest index with a similar term to maturity (the interest spread) will remain constant over the interest changes disclosed in the table. Changes in interest spread could impact projected market value changes. Certain assets, such as ARMs, have features that restrict changes in interest rates on a short-term basis and over the life of the assets. The market value of the interest-bearing assets that are approaching their lifetime interest rate caps or floors could be different from the values calculated in the table. Certain liabilities, such as certificates of deposit, have fixed rates that restrict interest rate changes until maturity. In the event of a change in interest rates, prepayment and early withdrawal levels may deviate significantly from those assumed in calculating the foregoing table. The ability of many borrowers to service their debt may also decrease in the event of a substantial increase in interest rates.

Asset/Liability Management

The Company's management reviews the impact that changing interest rates will have on the net interest income projected for the twelve months following December 31, 2022 to determine if its current level of interest rate risk is acceptable. The following table projects the estimated impact on net interest income during the twelve month period ending December 31, 2023 of immediate interest rate changes called rate shocks:

(Dollars in thousands)
Rate Shock in Basis Points	Net Interest Change	Percent Change
+200	$904	2.66%
+100	461	1.36
0	0	0.00
-100	(419)	(1.23)
-200	(1,760)	(5.17)

The preceding table was prepared utilizing the Model Assumptions. Certain shortcomings are inherent in the method of analysis presented in the preceding table. In the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the preceding table. The ability of many borrowers to service their debt may decrease in the event of a substantial increase in interest rates and could impact net interest income. The increase in interest income in a rising rate environment is because there are more interest earning assets that are anticipated to reprice to higher interest rates in that environment in the next twelve months than there are deposits that would reprice based on the composition of deposits and the estimated lag in repricing certain deposits.

In managing the Company’s exposure to changes in interest rates, management closely monitors interest rate risk. The Company has an Asset/Liability Committee that meets frequently to discuss changes in the interest rate risk position and projected profitability. The Committee makes adjustments to the asset/liability position of the Bank that are reviewed by the Board of Directors of the Bank. This Committee also reviews the Bank's portfolio, formulates investment strategies and oversees the timing and implementation of transactions as intended to assure attainment of the Bank's objectives in an effective manner. In addition, each quarter the Board reviews the Bank's asset/liability position, including simulations of the effect on the Bank's capital of various interest rate scenarios.

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

Other Financial Data

The following tables set forth certain information as to the Bank’s FHLB advances and other borrowings.

	Year Ended December 31,
(Dollars in thousands)	2022	2021
Maximum Balance:
FHLB advances and other borrowings	$72,500	1
FHLB short-term advances and other borrowings	72,500	1
Average Balance:
FHLB advances and other borrowings	6,762	0
FHLB short-term advances and other borrowings	6,762	0

See “Note 12 Federal Home Loan Bank (FHLB) Advances and Other Borrowings” in the Notes to Consolidated Financial Statements for more information on FHLB advances and other borrowings.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CliftonLarsonAllen LLP CLAconnect.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of HMN Financial, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of HMN Financial, Inc. and Subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of comprehensive (loss) income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

CLA (CliftonLarsonAllen LLP) is an independent network member of CLA Global. See CLAglobal.com/disclaimer.

To the Stockholders and the Board of Directors of HMN Financial, Inc.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for loan losses

As described in Notes 1 and 6 to the financial statements, the Company’s allowance for loan losses is a valuation account that reflects the Company’s estimate of incurred losses in its loan portfolio to the extent they are both probable and reasonable to estimate. The allowance for loan losses was $10.3 million at December 31, 2022, which consists of two components (i) specific reserves based on probable losses on specific loans (specific reserves), representing $0.2 million, and (ii) a general allowance based on historical loan loss experience, general economic conditions and other qualitative risk factors, both internal and external to the Company (general reserves), representing $10.1 million. The general component of the allowance for loan losses is based on a variety of risk considerations, both quantitative and qualitative. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, risk ratings, collateral values, known information about individual loans and other factors. Qualitative factors include various considerations regarding the general economic environment in the Company’s market area and national economic factors. The qualitative adjustment for the general reserve includes management’s consideration of industry concentrations; specific credit risks; credit loss experience; current loan portfolio quality; present economic, political and regulatory conditions; and unidentified losses inherent in the current loan portfolio.

The qualitative adjustment contributes significantly to the general reserve component of the allowance for loan losses. Management’s identification and analysis of these considerations and related adjustments requires significant judgment and could have a significant effect on the allowance for loan losses. We identified the estimate of the qualitative adjustment of the general reserve for the allowance for loan losses as a critical audit matter as they represent a significant portion of the total general reserve and because management’s estimate relies on a qualitative analysis to determine a quantitative adjustment which required especially subjective auditor judgment.

The primary procedures we performed to address this critical audit matter included:

●	Performing substantive testing, including evaluating management’s judgments and assumptions for developing the general reserve qualitative adjustments for the allowance for loan losses, including:

o

Evaluating the completeness and accuracy of data inputs used as a basis for the adjustments relating to qualitative general reserve factors and considering whether the sources of data and factors that management used in forming the assumptions are relevant, reliable, and sufficient for the purpose based on the information gathered.

To the Stockholders and the Board of Directors of HMN Financial, Inc.

o

Assessing the accuracy of management’s risk ratings for commercial real estate and commercial business loans. Our evaluation considered evidence from management’s credit presentations and annual reviews, including review of borrower financial information, collateral values, payment history, and other credit specific information.

o

Evaluating the reasonableness of management’s judgments related to the qualitative and quantitative assessment of the data used in the determination of the general reserve qualitative adjustments for consistency with each other, the supporting data, relevant historical data, and industry data.

o

Assessing whether historical data is comparable and consistent with data of the current year and considering whether the data is sufficiently reliable. Among other procedures, our evaluation considered evidence from internal and external sources, loan portfolio performance and whether such assumptions were applied consistently period to period.

o	Analytically evaluating the qualitative adjustment in the current year compared to prior year for directional consistency and reasonableness.

o	Testing the calculations used by management to translate the assumptions and key factors into the calculation.

/s/ CliftonLarsonAllen LLP

CliftonLarsonAllen LLP

We have served as the Company’s auditor since 2014.

Minneapolis, Minnesota

March 3, 2023

Consolidated Balance Sheets

	December 31,	December 31,
(Dollars in thousands, except par value)	2022	2021

ASSETS
Cash and cash equivalents	$36,259	94,143
Securities available for sale:
Mortgage-backed and related securities (amortized cost $216,621 and $247,275)	192,688	245,397
Other marketable securities (amortized cost $55,698 and $40,691)	53,331	40,368
Total securities available for sale	246,019	285,765

Loans held for sale	1,314	5,575
Loans receivable, net	777,078	652,502
Accrued interest receivable	3,003	2,132
Mortgage servicing rights, net	2,986	3,280
Premises and equipment, net	16,492	17,373
Goodwill	802	802
Core deposit intangible	0	10
Prepaid expenses and other assets	3,902	5,427
Deferred tax asset, net	8,347	2,529
Total assets	$1,096,202	1,069,538

LIABILITIES AND STOCKHOLDERS’EQUITY
Deposits	$981,926	950,666
Accrued interest payable	298	63
Customer escrows	10,122	2,143
Accrued expenses and other liabilities	6,520	6,635
Total liabilities	998,866	959,507
Commitments and contingencies
Stockholders’ equity:
Serial-preferred stock: ($.01 par value) authorized 500,000 shares; issued 0	0	0
Common stock ($.01 par value): authorized 16,000,000 shares; issued 9,128,662	91	91
Additional paid-in capital	41,013	40,740
Retained earnings, subject to certain restrictions	138,409	131,413
Accumulated other comprehensive loss	(19,761)	(1,583)
Unearned employee stock ownership plan shares	(1,063)	(1,256)
Treasury stock, at cost 4,647,686 and 4,564,087 shares	(61,353)	(59,374)
Total stockholders’ equity	97,336	110,031
Total liabilities and stockholders’ equity	$1,096,202	1,069,538

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive (Loss) Income

Years ended December 31
(Dollars in thousands, except per share amounts)	2022	2021
Interest income:
Loans receivable	$30,448	29,449
Securities available for sale:
Mortgage-backed and related	2,801	1,864
Other marketable	428	282
Other	578	166
Total interest income	34,255	31,761

Interest expense:
Deposits	1,732	1,553
Customer escrows	16	0
Advances and other borrowings	251	0
Total interest expense	1,999	1,553
Net interest income	32,256	30,208
Provision for loan losses	1,071	(2,119)
Net interest income after provision for loan losses	31,185	32,327

Non-interest income:
Fees and service charges	3,222	3,125
Loan servicing fees	1,590	1,555
Gain on sales of loans	2,393	6,566
Other	1,682	3,017
Total non-interest income	8,887	14,263

Non-interest expense:
Compensation and benefits	17,211	16,114
Occupancy and equipment	3,812	4,372
Data processing	1,948	1,445
Professional services	1,386	1,438
Other	4,444	4,292
Total non-interest expense	28,801	27,661
Income before income tax expense	11,271	18,929
Income tax expense	3,226	5,365
Net income	8,045	13,564
Other comprehensive loss, net of tax	(18,178)	(2,865)
Comprehensive (loss) income available to common shareholders	$(10,133)	10,699
Basic earnings per common share	$1.85	3.03
Diluted earnings per common share	$1.83	3.01

See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

					Unearned
				Accumulated	Employee
		Additional		Other	Stock		Total
	Common	Paid-in	Retained	Comprehensive	Ownership	Treasury	Stockholders’
(Dollars in thousands)	Stock	Capital	Earnings	Income (Loss)	Plan	Stock	Equity
Balance, December 31, 2020	$91	40,480	117,849	1,282	(1,450)	(55,000)	103,252
Net income			13,564				13,564
Other comprehensive loss, net of tax				(2,865)			(2,865)
Stock repurchases						(4,589)	(4,589)
Restricted stock awards		(222)				222	0
Stock awards withheld for tax withholding						(7)	(7)
Amortization of restricted stock awards		243					243
Earned employee stock ownership plan shares		239			194		433
Balance, December 31, 2021	$91	40,740	131,413	(1,583)	(1,256)	(59,374)	110,031
Net income			8,045				8,045
Other comprehensive loss, net of tax				(18,178)			(18,178)
Dividends paid to stockholders			(1,049)				(1,049)
Stock repurchases						(2,134)	(2,134)
Restricted stock awards		(225)				225	0
Stock awards withheld for tax withholding						(70)	(70)
Amortization of restricted stock awards		227					227
Earned employee stock ownership plan shares		271			193		464
Balance, December 31, 2022	$91	41,013	138,409	(19,761)	(1,063)	(61,353)	97,336

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Years ended December 31
(Dollars in thousands)	2022	2021
Cash flows from operating activities:
Net income	$8,045	13,564
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	1,071	(2,119)
Depreciation	1,219	1,068
Amortization of premiums, net	993	1,035
Amortization of deferred loan fees	(813)	(2,564)
Amortization of core deposit intangible	10	47
Amortization of purchased asset fair value adjustments	(18)	(23)
Amortization of mortgage servicing rights	909	1,168
Capitalized mortgage servicing rights	(615)	(1,405)
Deferred income tax expense	103	612
Loss (gains) recognized on equity securities, net	22	(99)
Gains on sale of premises	(6)	(15)
Gains on sale of real estate owned, net	(113)	(1,492)
Gain on sales of loans	(2,393)	(6,566)
Proceeds from sales of loans held for sale	92,669	193,078
Disbursements on loans held for sale	(71,062)	(172,779)
Amortization of restricted stock awards	227	243
Amortization of unearned ESOP shares	193	194
Earned ESOP shares priced above original cost	271	239
(Increase) decrease in accrued interest receivable	(871)	970
Increase (decrease) in accrued interest payable	235	(77)
Decrease in other assets	1,346	1,503
Decrease in other liabilities	(115)	(2,307)
Other, net	4	28
Net cash provided by operating activities	31,311	24,303
Cash flows from investing activities:
Principal collected on securities available for sale	44,698	40,353
Proceeds collected on maturity of securities available for sale	5,000	30,762
Purchases of securities available for sale	(35,043)	(213,803)
Purchase of Federal Home Loan Bank stock	(6,819)	(159)
Redemption of Federal Home Loan Bank stock	6,628	0
Proceeds from sales of real estate	403	2,128
Net increase in loans receivable	(139,715)	(18,429)
Proceeds from sale of premises	9	17
Purchases of premises and equipment	(342)	(8,309)
Net cash used by investing activities	(125,181)	(167,440)
Cash flows from financing activities:
Increase in deposits	31,260	155,462
Treasury stock purchased	(2,134)	(4,589)
Stock awards withheld for tax withholding	(70)	(7)
Dividends to stockholders	(1,049)	0
Proceeds from borrowings	158,900	1
Repayment of borrowings	(158,900)	(1)
Increase in customer escrows	7,979	145
Net cash provided by financing activities	35,986	151,011
(Decrease) increase in cash and cash equivalents	(57,884)	7,874
Cash and cash equivalents, beginning of year	94,143	86,269
Cash and cash equivalents, end of year	$36,259	94,143
Supplemental cash flow disclosures:
Cash paid for interest	$1,764	1,630
Cash paid for income taxes	2,000	6,628
Supplemental noncash flow disclosures:
Loans transferred to loans held for sale	14,899	12,971
Transfer of loans to real estate owned, net	0	290
Right to use assets obtained in exchange for lease obligations	394	99
Termination of lease right of use assets and lease obligations	0	2,273

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

NOTE 1 Description of the Business and Summary of Significant Accounting Policies

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

The Company evaluated subsequent events through the filing date of this Annual Report on Form 10-K with the Securities and Exchange Commission (SEC) on March 3, 2023.

Use of Estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates.

An estimate that is particularly susceptible to change relates to the determination of the allowance for loan losses. Management believes that the allowance for loan losses is appropriate to cover probable losses inherent in the portfolio at the date of the balance sheet. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require changes to the allowance based on their judgment about information available to them at the time of their examination.

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

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents.

Securities

Securities are accounted for according to their purpose and holding period. The Company classifies its debt securities in one of three categories:

Trading Securities

Securities held principally for resale in the near term are classified as trading securities and are recorded at their fair values. Unrealized gains and losses on trading securities are included in other income.

Securities Held to Maturity

Securities that the Company has the positive intent and ability to hold to maturity are reported at cost and adjusted for premiums and discounts that are recognized in interest income using the interest method with discounts amortized over the period to maturity and premiums amortized to the earliest call date. Unrealized losses on securities held to maturity reflecting a decline in value judged to be other than temporary are charged to income and a new cost basis is established.

Securities Available for Sale

Securities available for sale consist of securities not classified as trading securities or as securities held to maturity. They include securities that management intends to use as part of its asset/liability strategy or that may be sold in response to changes in interest rates, changes in prepayment risk, or similar factors. Unrealized gains and losses, net of income taxes, are reported as a separate component of stockholders’ equity until realized. Gains and losses on the sale of securities available for sale are determined using the specific identification method and recognized on the trade date. Premiums and discounts are recognized in interest income using the interest method with discounts amortized over the period to maturity and premiums amortized to the earliest call date. Unrealized losses on securities available for sale reflecting a decline in value judged to be other than temporary are charged to income and a new cost basis is established.

Management monitors the investment security portfolio for impairment on an individual security basis and has a process in place to identify securities that could potentially have a credit impairment that is other than temporary. This process involves analyzing the length of time and extent to which the fair value has been less than the amortized cost basis, the market liquidity for the security, the financial condition and near-term prospects of the issuer, expected cash flows, and the Company's intent and ability to hold the investment for a period of time sufficient to recover the temporary loss, including determining whether it is more-likely-than-not that the Company will be required to sell the security prior to recovery. To the extent it is determined that a security is deemed to be other-than-temporarily impaired, an impairment loss is recognized.

Equity Securities

Equity securities are carried at their fair market value with any changes during the period recognized in other income on the consolidated statements of comprehensive (loss) income.

Loans Held for Sale

Mortgage loans originated which are intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net fees and costs associated with originating loans held for sale are deferred and included in the basis of the loan in determining the gain or loss on the sale of the loans. Gains on the sale of loans are recognized on the settlement date. Net unrealized losses are recognized through a valuation allowance by charges to income.

Loans Receivable, net

Loans receivable, net, are carried at amortized cost. Loan origination fees received, net of certain loan origination costs, are deferred as an adjustment to the carrying value of the related loan and are amortized into income using the interest method over the estimated life of the loans.

Premiums and discounts on purchased loans are amortized into interest income using the interest method over the period to contractual maturity, adjusted for estimated prepayments.

The allowance for loan losses is based on a periodic analysis of the loan portfolio and is maintained at an amount considered to be appropriate by management to provide for probable losses inherent in the loan portfolio as of the balance sheet dates. In this analysis, management considers factors including, but not limited to, specific occurrences of loan impairment, actual and anticipated changes in the size of the portfolios, national, regional and local economic conditions (such as unemployment data, loan delinquencies, demand for single family homes, demand for commercial real estate and building lots), loan portfolio composition, historical loss experience, and observations made by the Company's ongoing internal audit and regulatory exam processes. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties or other collateral securing classified loans. Appraisals on collateral dependent commercial real estate and commercial business loans are obtained when it is determined that the borrower’s risk profile has deteriorated and the loan is classified as impaired. Subsequent new third party appraisals of properties securing impaired commercial real estate and commercial business loans are prepared at least every two years. For all land development loan types, a new third party appraisal is prepared on an annual basis where current activity is not materially consistent with the assumptions made in the most recent third party appraisal. Non-performing residential and consumer home equity loans and home equity lines may have a third party appraisal or an internal evaluation completed depending on the size of the loan and location of the property. These appraisals, or internal valuations, are generally completed when a residential or consumer home equity loan or home equity line of credit becomes 120 days past due and are typically updated after possession of the property is obtained. Valuations are reviewed on a quarterly basis and adjustments are made to the allowance for loan losses for temporary impairments and charge-offs are taken when the impairment is determined to be permanent. The fair market value of the properties for all loan types are adjusted for estimated selling costs in order to determine the net realizable value of the properties. Loans are charged off to the extent they are deemed to be uncollectible. The appropriateness of the allowance for loan losses is dependent upon management’s estimates of variables affecting valuation, appraisals of collateral, evaluations of performance and status, and the amounts and timing of future cash flows expected to be received on impaired loans. Such estimates, appraisals, evaluations and cash flows may be subject to adjustments due to changing economic prospects of borrowers or properties. The fair market value of collateral dependent loans is typically based on the appraised value of the property less estimated selling costs. The estimates are reviewed periodically and adjustments, if any, are recorded in the provision for loan losses in the periods in which the adjustments become known. The allowance is allocated to individual loan categories based upon the relative risk characteristics of the loan portfolios and the actual loss experience. The Company increases its allowance for loan losses by charging the provision for loan losses against income and decreases its allowance by crediting the provision for loan losses. The methodology for establishing the allowance for loan losses takes into consideration probable losses that have been identified in connection with specific loans as well as losses in the loan portfolio that have not been specifically identified.

The Company adopted Accounting Standards Update (ASU) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments on January 1, 2023, which changed the methodology used to estimate the allowance for loan losses. See the “New Accounting Pronouncements” section later in this Note 1 of the Consolidated Financial Statements for more information on the adoption of ASU 2016-13 on January 1, 2023.

Interest income is recognized on an accrual basis except when collectability is in doubt. When loans are placed on a non-accrual basis, generally when the loan is 90 days past due, previously accrued but unpaid interest is reversed from income. If the ultimate collectability of a loan is in doubt and the loan is placed in nonaccrual status, the cost recovery method is used and cash collected is applied to first reduce the principal outstanding. Generally, the Company returns a loan to accrual status when all delinquent interest and principal becomes current under the terms of the loan agreement, the borrower has consistently made the required payments for a period of six months, and the collectability of remaining principal and interest is no longer doubtful. Previously collected interest payments that were applied to principal when the loan was classified as non-accrual are recorded as interest income using the effective yield method over the estimated life of the loan, including expected renewal terms.

All impaired loans are valued at the present value of expected future cash flows discounted at the loan's initial effective interest rate. The fair value of the collateral of an impaired collateral-dependent loan or an observable market price, if one exists, may be used as an alternative to discounting. If the value of the impaired loan is less than the recorded investment in the loan, the impaired amount is charged off. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans include all loans which are on non-accrual, delinquent as to principal and interest for 90 days or more, or restructured in a troubled debt restructuring (TDR) involving a modification of terms. All non-accruing loans are reviewed for impairment on an individual basis.

Included in loans receivable, net, are certain loans that have been modified in order to maximize collection of the loan balances. The Company evaluates all loan modifications and if the Company, for legal or economic reasons related to the borrower's financial difficulties, grants a concession compared to the original terms and conditions of the loan that the Company would not otherwise consider, the modified loan is considered a TDR and is classified as an impaired loan. If the TDR loan was performing (accruing) prior to the modification, it typically will remain accruing after the modification as long as it continues to perform according to the modified terms. If the TDR loan was non-performing (non-accruing) prior to the modification, it will remain non-accruing after the modification for a minimum of six months. If the loan performs according to the modified terms for a minimum of six months, it typically will be returned to accruing status. In general, there are two conditions in which a TDR loan is no longer considered to be a TDR and potentially not classified as impaired. The first condition is when the loan is refinanced with terms that reflect normal market terms for the type of credit involved and performs according to the modified terms for a period of at least one year. The second condition is when the loan is repaid or charged off.

FASB issued Accounting Standards Update (ASU) 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The amendments in this ASU eliminate the guidance for troubled debt restructurings (TDRs) by creditors in Subtopic 310-40, Receivables-Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancing and restructures by creditors when a borrower is experiencing financial difficulty. See the “New Accounting Pronouncements” section later in this Note 1 of the Consolidated Financial Statements for more information on the adoption of ASU 2022-02 on January 1, 2023.

Transfers of Financial Assets and Participating Interests

Transfers of an entire financial asset or a participating interest in an entire financial asset are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

The transfer of a participating interest in an entire financial asset must also meet the definition of a participating interest. A participating interest in a financial asset has all of the following characteristics: (1) from the date of transfer, it must represent a proportionate (pro rata) ownership interest in the financial asset, (2) from the date of transfer, all cash flows received, except any cash flows allocated as any compensation for servicing or other services performed, must be divided proportionately among participating interest holders in the amount equal to their share of ownership, (3) the rights of each participating interest holder must have the same priority, and (4) no party has the right to pledge or exchange the entire financial asset unless all participating interest holders agree to do so.

Real Estate, net

Real estate acquired through loan foreclosure or deed in lieu of foreclosure is initially recorded at its fair value less estimated selling costs. Third party appraisals are obtained as soon as it is practical after obtaining possession of the property. Valuations are reviewed quarterly by management and an allowance for losses is established if the carrying value of a property exceeds its fair value less estimated selling costs.

Mortgage Servicing Rights, net

Mortgage servicing rights are capitalized at their fair value and amortized in proportion to, and over the period of, estimated net servicing income. The Company evaluates its capitalized mortgage servicing rights for impairment each quarter. Loan type and note rate are the predominant risk characteristics of the underlying loans used to stratify capitalized mortgage servicing rights for purposes of measuring impairment. Any impairment is recognized through a valuation allowance.

Premises and Equipment, net

Land is carried at cost. Office buildings, improvements, and furniture and equipment are carried at cost less accumulated depreciation. Depreciation is computed on a straight-line basis over their estimated useful lives of 5 to 40 years for office buildings and improvements and 3 to 10 years for furniture and equipment.

Goodwill

The Company records goodwill for acquisition amounts paid in excess of the net assets purchased. Goodwill is not amortized but is tested for impairment at least annually or more frequently if there are indications of impairment.

Core Deposit Intangible, net

The Company records the estimated fair value of the deposit base acquired in an acquisition as a core deposit intangible asset. The recorded amount is amortized on a straight line basis over the estimated life of the deposits acquired.

Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of

The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Stock Based Compensation

The Company recognizes the grant-date fair value of stock options and restricted stock awards issued as compensation expense, amortized over the vesting period.

Employee Stock Ownership Plan (ESOP)

The Company has an ESOP that borrowed funds from the Company and purchased shares of HMN common stock. The Company makes quarterly principal and interest payments on the ESOP loan. As the debt is repaid, ESOP shares that were pledged as collateral for the debt are released from collateral based on the proportion of debt service paid in the year and then allocated to eligible employees. The Company accounts for its ESOP in accordance with ASC 718, Employers' Accounting for Employee Stock Ownership Plans. Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in stockholders' equity. As shares are determined to be ratably released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations.

Income Taxes

Deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. A valuation allowance is required to be recognized if it is more-likely-than-not that the deferred tax asset will not be realized. The determination of the realizability of the deferred tax asset is subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence regarding the ultimate realizability of deferred tax assets. The Company is no longer subject to federal or state income tax examinations by tax authorities for years before 2019.

Earnings per Common Share

Basic earnings per common share excludes dilution and is computed by dividing the income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity.

Comprehensive (Loss) Income

Comprehensive (loss) income is defined as the change in equity during a period from transactions and other events from non-owner sources. Comprehensive (loss) income is the total of net income and other comprehensive (loss) income, which for the Company is comprised of unrealized losses and gains on securities available for sale.

Segment Information

The amount of each segment item reported is the measure reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segment and assessing its performance. Adjustments and eliminations made in preparing an enterprise’s general-purpose financial statements and allocations of revenues, expenses, and gains or losses are included in determining reported segment profit or loss if they are included in the measure of the segment’s profit or loss that is used by the chief operating decision maker. Similarly, only those assets that are included in the measure of the segment’s assets that are used by the chief operating decision maker are reported for that segment.

New Accounting Pronouncements

In March 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The amendments in this ASU eliminate the guidance for troubled debt restructurings (TDRs) by creditors in Subtopic 310-40, Receivables-Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancing and restructures by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying the recognition and measurement guidance for TDRs, an entity must apply the loan refinancing and restructuring guidance in paragraphs 310-20-35-9 through 35-11 to determine whether a modification results in a new loan or a continuation of an existing loan. For public business entities, such as HMN, the amendments in this ASU require that an entity disclose current period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments-Credit Losses-Measured at Amortized Cost in the vintage disclosures required by paragraph 326-20-50-6. The amendments in the ASU will be effective for entities, such as HMN, that have not yet adopted the amendments in ASU 2016-13 when ASU 2016-13 is adopted. The amendments in this ASU should be applied prospectively, except as provided in the next sentence. For the transition method related to the recognition and measurement of TDRs, an entity has the option to apply a modified retrospective transition method resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. The Company adopted this ASU on January 1, 2023, and the impact will result in changes to subsequent disclosures in the Company’s financial statements but those changes are not expected to be material.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this ASU affect all entities that measure credit losses on financial instruments including loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial asset that has a contractual right to receive cash that is not specifically excluded. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this ASU replace the incurred loss impairment methodology required in current GAAP with a methodology that reflects expected credit losses that requires consideration of a broader range of reasonable and supportable information to estimate credit losses. The amendments in this ASU will affect entities to varying degrees depending on the credit quality of the assets held by the entity, the duration of the assets held, and how the entity applies the current incurred loss methodology. The amendments in this ASU, for public business entities that are filers with the Securities and Exchange Commission (SEC), were originally effective for fiscal years beginning after December 15, 2019, including interim periods within those annual periods. On November 26, 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses which delayed the implementation date of ASU 2016-13 for SEC smaller reporting companies, such as HMN, from the first quarter of 2020 to the first quarter of 2023. All entities may adopt the amendments in the ASU early as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Amendments should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. The Company adopted this ASU beginning on January 1, 2023. The transition to the new ASU will be through a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning date of January 1, 2023. Based on our current calculation that is being finalized, the adoption of this ASU will result in a 7% to 11% increase in the allowance for loan losses that was established as of December 31, 2022.

On February 6, 2020, the FASB issued ASU 2020-02, Financial Instruments-Credit Losses (Topic 326) and Leases (Topic 842)-Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842). The amendments in this ASU related to Leases (Topic 842) did not have any impact on the Company. The amendments in this ASU related to Topic 326 adds additional guidance related to the SEC’s expectations for the documentation of the measurement, review process, and the systematic methodology used by entities to determine the current credit losses under FASB ASC Topic 326. The Company adopted this ASU beginning on January 1, 2023 and will be required to have periodic third party reviews performed on the Company’s calculation of the allowance for loan losses in subsequent periods.

Derivative Financial Instruments

The Company uses derivative financial instruments in order to manage the interest rate risk on residential loans held for sale and its commitments to extend credit for residential loans. The Company may also from time to time use interest rate swaps to manage interest rate risk. Derivative financial instruments include commitments to extend credit and forward mortgage loan sales commitments.

Reclassifications

Certain amounts in the consolidated financial statements for the prior year have been reclassified to conform to the current year presentation.

NOTE 2 Revenue Recognition

The Company recognizes revenue in accordance with ASU 2014-09 (Topic 606) and all subsequent amendments to the ASU (collectively, “ASC 606”). The Company’s services that fall within the scope of ASC 606 are presented on the income statement within non-interest income and are recognized as revenue as the Company satisfies its performance obligation to the customer. Services within the scope of ASC 606 include fees and service charges on deposit accounts, ATM and debit card interchange income, safe deposit box rental fees, check printing charges, income earned on the sale of uninsured investment products, and gains or losses recognized on the sale of real estate owned.

The following table presents the Company’s sources of non-interest income for the years ended December 31, 2022 and 2021. Sources of revenue outside the scope of ASC 606 are noted as such.

	Year Ended December 31,
(Dollars in thousands)	2022	2021
Non-interest income:
Fees and service charges on deposit accounts	$1,095	979
Other fees and service charges	416	392
Debit card interchange fees	1,711	1,754
Gain on sale of loans (1)	2,393	6,566
Loan servicing fees (1)	1,590	1,555
Uninsured investment product sales	1,396	1,208
Other	286	1,809
Total non-interest income	$8,887	14,263

(1)	Not within the scope of ASC 606.

A description of the Company’s revenue categories that are accounted for under ASC 606 is as follows:

Fees and Service Charges on Deposit Accounts

The Company earns fees from deposit customers for transaction-based, account maintenance, and overdraft services. Transaction-based fees, which include services such as ATM use fees, wire transfer fees, check cashing fees, stop payment charges, statement rendering charges, ACH fees, and other deposit related fees, are recognized at the time the transaction is executed or when the Company fulfills the customer’s request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposit accounts are recognized when they are withdrawn from the customer’s account balance.

Other Fees and Service Charges

Other fees and service charges consist of revenues that are both within the scope of and outside the scope of ASC 606. Other fees and service charges within the scope of ASC 606 consist of fees for the rental of safe deposit boxes and check printing charges. Revenues for these fees are recognized over the period the service is provided or the fee is incurred by the customer. Other fees and service charges outside the scope of ASC 606 consist of loan commitment fees and late charges on loans.

Debit Card Interchange Fees

The Company earns interchange fees from debit card holder transactions conducted through various payment networks. Interchange fees from cardholder transactions are recognized daily, concurrently with the transaction processing services provided by an outsourced technology solution and are presented on a net basis.

Uninsured Investment Product Sales

Commission revenues on the sale of uninsured investment products may be recognized up front on the sale date of the investment or monthly over a period of years depending on the product being sold. The commissions on investment sales are recognized when the product sale is completed or monthly for trailer fees in accordance with the customer agreement. Any subsequent commission adjustments are recognized upon our receipt of notification from the investment companies concerning matters necessitating such adjustments. Profit-sharing contingent commissions are recognized when determinable, which is generally when such commissions are received from the investment companies.

Other
Other non-interest income consists of revenues that are both within the scope of and outside the scope of ASC 606. Other income within the scope of ASC 606 consists of gains and losses on asset sales and gains and losses on the sale of real estate owned which are recognized when the asset or real estate is sold. Other income outside the scope of ASC 606 consists of gains and losses on equity securities and rental income on buildings.

NOTE 3 Other Comprehensive Loss

The components of other comprehensive loss and the related tax effects were as follows:

	For the Years Ended December 31,
	2022			2021
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Securities available for sale:
Unrealized losses arising during the period	$(24,098)	(5,920)	(18,178)	(3,979)	(1,114)	(2,865)
Other comprehensive loss	$(24,098)	(5,920)	(18,178)	(3,979)	(1,114)	(2,865)

NOTE 4 Securities Available for Sale

A summary of securities available for sale at December 31, 2022 and 2021 is as follows:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2022
Mortgage-backed securities:
Federal National Mortgage Association (FNMA)	$117,690	0	(12,754)	104,936
Federal Home Loan Mortgage Corporation (FHLMC)	98,893	0	(11,177)	87,716
Collateralized mortgage obligations:
FNMA	38	0	(2)	36
	216,621	0	(23,933)	192,688
Other marketable securities:
U.S. Government agency obligations	54,998	0	(2,157)	52,841
Corporate preferred stock	700	0	(210)	490
	55,698	0	(2,367)	53,331
Total	$272,319	0	(26,300)	246,019
December 31, 2021
Mortgage-backed securities:
FNMA	$138,628	550	(1,367)	137,811
FHLMC	108,599	126	(1,189)	107,536
Collateralized mortgage obligations:
FNMA	48	2	0	50
	247,275	678	(2,556)	245,397
Other marketable securities:
U.S. Government agency obligations	39,991	56	(337)	39,710
Corporate preferred stock	700	0	(42)	658
	40,691	56	(379)	40,368
Total	$287,966	734	(2,935)	285,765

The Company did not sell any available for sale securities and did not recognize any gains or losses on securities available for sale in 2022 or 2021.

The following table presents the amortized cost and estimated fair value of securities available for sale at December 31, 2022, based upon contractual maturity adjusted for scheduled repayments of principal and projected prepayments of principal based upon current economic conditions and interest rates. Actual maturities may differ from the maturities in the following table because obligors may have the right to call or prepay obligations with or without call or prepayment penalties:

(Dollars in thousands)	Amortized Cost	Fair Value
Due one year or less	$67,917	61,838
Due after one year through five years	156,729	141,907
Due after five years through fifteen years	47,670	42,271
Due after fifteen years	3	3
Total	$272,319	246,019

The allocation of mortgage-backed securities in the table above is based upon the anticipated future cash flow of the securities using estimated mortgage prepayment speeds.

The following table shows the gross unrealized losses and fair values for the securities available for sale portfolio aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2022 and 2021:

	Less Than Twelve Months			Twelve Months or More			Total
(Dollars in thousands)	# of Investments	Fair Value	Unrealized Losses	# of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2022
Mortgage backed securities:
FNMA	12	$19,337	(1,629)	22	$85,599	(11,125)	$104,936	(12,754)
FHLMC	4	10,542	(1,214)	20	77,174	(9,963)	87,716	(11,177)
Collateralized mortgage obligations:
FNMA	1	36	(2)	0	0	0	36	(2)
Other marketable securities:
U.S. government and agency obligations	4	19,334	(667)	7	33,507	(1,490)	52,841	(2,157)
Corporate preferred stock	0	0	0	1	490	(210)	490	(210)
Total	21	$49,249	(3,512)	50	$196,770	(22,788)	$246,019	(26,300)

December 31, 2021
Mortgage backed securities:
FNMA	19	$98,423	(1,234)	2	$6,810	(133)	$105,233	(1,367)
FHLMC	17	85,624	(1,038)	2	7,664	(151)	93,288	(1,189)
Other marketable securities:
U.S. government and agency obligations	7	34,659	(337)	0	0	0	34,659	(337)
Corporate preferred stock	0	0	0	1	658	(42)	658	(42)
Total	43	$218,706	(2,609)	5	$15,132	(326)	$233,838	(2,935)

Management reviews the investment portfolio on a quarterly basis for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the market liquidity for the investment, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer, and our intent and ability to hold the investment for a period of time sufficient to recover the temporary loss. The unrealized losses on impaired securities other than the corporate preferred stock are the result of changes in interest rates. The unrealized losses reported for the corporate preferred stock at December 31, 2022 relates to a single trust preferred security that was issued by the holding company of a small community bank. As of December 31, 2022 all payments were current on the trust preferred security and the issuer’s subsidiary bank was considered to be “well-capitalized” based on its most recent regulatory filing. Based on a review of the issuer, it was determined that the trust preferred security was not other-than-temporarily impaired at December 31, 2022. The Company does not intend to sell the preferred stock and has the intent and ability to hold it for a period of time sufficient to recover the temporary loss. Management believes that the Company will receive all principal and interest payments contractually due on the security and that the decrease in the market value was primarily due to a lack of liquidity in the market for trust preferred securities. Management will continue to monitor the credit risk of the issuer and may be required to recognize other-than-temporary impairment charges on this security in future periods.

NOTE 5 Loans Receivable, Net

A summary of loans receivable at December 31, 2022 and 2021, is as follows:

(Dollars in thousands)	2022	2021
Single family real estate	$205,890	163,322
Commercial real estate:
Construction:
Single family	28,425	23,293
Multi-family	1,699	9,986
Commercial real estate	16,421	13,959
Churches/community service	11,933	11,332
Commercial buildings/storage facilities	12,705	11,881
Land developments	30,230	12,041
Lodging	59,762	57,220
Manufacturing	23,478	23,913
Movie theaters	8,861	9,334
Multi-family	53,885	43,140
Nursing home/healthcare	24,528	19,870
Restaurant/bar	8,622	8,473
Retail/office	107,221	87,244
Warehouse	51,002	31,501
Other (1)	32,573	33,681
	471,345	396,868
Consumer:
Home equity line	17,551	17,467
Home equity	10,865	7,557
Land/lots	4,146	2,154
Recreational vehicles	7,870	10,985
Other (1)	4,385	3,482
	44,817	41,645
Commercial business	65,835	60,165
Total loans	787,887	662,000
Less:
Unamortized discounts	13	10
Net deferred loan fees	519	209
Allowance for loan losses	10,277	9,279
Total loans receivable, net	$777,078	652,502
Commitments to originate or purchase loans	$24,493	14,501
Commitments to deliver loans to secondary market	$6,575	12,340
Weighted average contractual rate of loans in portfolio	4.51%	4.01%

(1) Amounts under four million dollars in both years are included in “Other”.

Included in total commitments to originate or purchase loans are fixed rate loans aggregating $5.3 million and $13.5 million as of December 31, 2022 and 2021, respectively. The interest rates on these loan commitments ranged from 5.75% to 6.50% at December 31, 2022 and from 2.50% to 4.75% at December 31, 2021.

There were no loans to executive officers and directors of the Company as of December 31, 2022 and there were aggregate loans of $0.1 million at December 31, 2021. During 2022, there were no new loans to executive officers and directors and $0.1 million of loans were paid off or closed. All loans to executive officers and directors are made in the ordinary course of business on normal credit terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties.

At December 31, 2022 and 2021, the Company was servicing loans for others with aggregate unpaid principal balances of $587.6 million and $586.4 million, respectively.

The Company originates residential, commercial real estate and other loans primarily in Minnesota, Wisconsin and Iowa. At December 31, 2022 and 2021, the Company had in its portfolio single family residential loans located in the following states:

	2022		2021
(Dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
Minnesota	$177,139	86.0%	$142,252	87.1%
Wisconsin	23,030	11.2	15,048	9.2
Other states (1)	5,721	2.8	6,022	3.7
Total	$205,890	100.0%	$163,322	100.0%

(1)	Amounts under four million dollars in both years are included in “Other states”.

At December 31, 2022 and 2021, the Company had in its portfolio commercial real estate loans located in the following states:

	2022		2021
(Dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
Colorado	$6,031	1.3%	$6,150	1.6%
Florida	7,049	1.5	4,293	1.1
Idaho	4,712	1.0	2,802	0.7
Iowa	10,440	2.2	7,955	2.0
Minnesota	284,841	60.4	264,376	66.6
North Carolina	4,211	0.9	4,436	1.1
Wisconsin	143,076	30.4	93,999	23.7
Other states (1)	10,985	2.3	12,857	3.2
Total	$471,345	100.0%	$396,868	100.0%

(1)	Amounts under four million dollars in both years are included in “Other states”.

NOTE 6 Allowance for Loan Losses and Credit Quality Information

The allowance for loan losses is summarized as follows:

(Dollars in thousands)	Single Family	Commercial Real Estate	Consumer	Commercial Business	Total
Balance, December 31, 2020	$1,030	7,295	1,389	985	10,699

Provision for losses	$(56)	(1,524)	(424)	(115)	(2,119)
Charge-offs	0	(36)	(42)	0	(78)
Recoveries	0	653	58	66	777
Balance, December 31, 2021	$974	6,388	981	936	9,279

Provision for losses	$286	729	94	(38)	1,071
Charge-offs	0	(91)	(24)	0	(115)
Recoveries	1	0	7	34	42
Balance, December 31, 2022	$1,261	7,026	1,058	932	10,277

Allocated to:
Specific reserves	$36	280	83	7	406
General reserves	938	6,108	898	929	8,873
Balance, December 31, 2021	$974	6,388	981	936	9,279

Allocated to:
Specific reserves	$33	0	112	17	162
General reserves	1,228	7,026	946	915	10,115
Balance, December 31, 2022	$1,261	7,026	1,058	932	10,277

Loans receivable at December 31, 2021:
Individually reviewed for impairment	$340	3,757	546	7	4,650
Collectively reviewed for impairment	162,982	393,111	41,099	60,158	657,350
Ending balance	$163,322	396,868	41,645	60,165	662,000

Loans receivable at December 31, 2022:
Individually reviewed for impairment	$908	179	492	561	2,140
Collectively reviewed for impairment	204,982	471,166	44,325	65,274	785,747
Ending balance	$205,890	471,345	44,817	65,835	787,887

The following table summarizes the amount of classified and unclassified loans at December 31, 2022 and 2021:

	December 31, 2022
	Classified					Unclassified
(Dollars in thousands)	Special Mention	Substandard	Doubtful	Loss	Total	Total	Total Loans
Single family	$882	2,067	47	0	2,996	202,894	205,890
Commercial real estate:
Real estate rental and leasing	9,529	2,241	0	0	11,770	238,013	249,783
Other	11,273	8,592	0	0	19,865	201,697	221,562
Consumer	0	387	20	86	493	44,324	44,817
Commercial business	1,000	1,803	0	0	2,803	63,032	65,835
Total	$22,684	15,090	67	86	37,927	749,960	787,887

	December 31, 2021
	Classified					Unclassified
(Dollars in thousands)	Special Mention	Substandard	Doubtful	Loss	Total	Total	Total Loans
Single family	$410	791	56	0	1,257	162,065	163,322
Commercial real estate:
Real estate rental and leasing	16,012	4,753	0	0	20,765	188,901	209,666
Other	6,824	9,571	0	0	16,395	170,807	187,202
Consumer	0	475	21	50	546	41,099	41,645
Commercial business	1,933	1,813	0	0	3,746	56,419	60,165
Total	$25,179	17,403	77	50	42,709	619,291	662,000

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

The aging of past due loans at December 31, 2022 and 2021 is summarized as follows:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
December 31, 2022
Single family	$380	145	481	1,006	204,884	205,890	0
Commercial real estate:
Real estate rental and leasing	0	0	0	0	249,783	249,783	0
Other	578	0	0	578	220,984	221,562	0
Consumer	394	123	88	605	44,212	44,817	0
Commercial business	0	0	0	0	65,835	65,835	0
Total	$1,352	268	569	2,189	785,698	787,887	0

December 31, 2021
Single family	$864	65	153	1,082	162,240	163,322	0
Commercial real estate:
Real estate rental and leasing	198	0	0	198	209,468	209,666	0
Other	226	3,402	0	3,628	183,574	187,202	0
Consumer	174	89	122	385	41,260	41,645	0
Commercial business	0	0	0	0	60,165	60,165	0
Total	$1,462	3,556	275	5,293	656,707	662,000	0

Impaired loans include loans that are non-performing (non-accruing) and loans that have been modified in a troubled debt restructuring (TDR).

The following table summarizes impaired loans and related allowances for the years ended December 31, 2022 and 2021:

	December 31, 2022
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance recorded:
Single family	$667	685	0	496	8
Commercial real estate:
Other	179	179	0	182	11
Consumer	338	338	0	345	13

Loans with an allowance recorded:
Single family	241	241	33	108	4
Commercial real estate:
Other	0	0	0	2,044	0
Consumer	154	154	112	152	2
Commercial business	561	561	17	244	2

Total:
Single family	908	926	33	604	12
Commercial real estate:
Other	179	179	0	2,226	11
Consumer	492	492	112	497	15
Commercial business	561	561	17	244	2
Total	$2,140	2,158	162	3,571	40

	December 31, 2021
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance recorded:
Single family	$253	272	0	502	2
Commercial real estate:
Real estate rental and leasing	0	0	0	432	0
Other	189	189	0	197	0
Consumer	419	419	0	545	9

Loans with an allowance recorded:
Single family	87	87	36	113	0
Commercial real estate:
Real estate rental and leasing	0	0	0	98	0
Other	3,568	3,568	280	844	142
Consumer	127	127	83	136	2
Commercial business	7	7	7	25	0

Total:
Single family	340	359	36	615	2
Commercial real estate:
Real estate rental and leasing	0	0	0	530	0
Other	3,757	3,757	280	1,041	142
Consumer	546	546	83	681	11
Commercial business	7	7	7	25	0
Total	$4,650	4,669	406	2,892	155

At December 31, 2022 and 2021, non-accruing loans totaled $1.9 million and $4.6 million, respectively, for which the related allowance for loan losses was $0.2 million and $0.4 million, respectively. Non-accruing loans for which no specific allowance has been recorded because management determined that the value of the collateral was sufficient to repay the loan totaled $1.0 million and $0.9 million at December 31, 2022 and 2021, respectively. Had the non-accruing loans performed in accordance with their original terms, the Company would have recorded gross interest income on the loans of $0.1 million and $0.3 million in 2022 and 2021, respectively. For the year ended December 31, 2022, the amount of interest income recognized on these loans was not material, and for the year ended December 31, 2021, the Company recognized interest income on these loans of $0.2 million. All of the interest income that was recognized for non-accruing loans was recognized using the cash basis method of income recognition. Non-accrual loans also include some of the loans that have had terms modified in a TDR.

The following table summarizes non-accrual loans at December 31, 2022 and 2021:

(Dollars in thousands)	2022	2021
Single family	$908	340
Commercial real estate:
Other	0	3,757
Consumer	441	517
Commercial business	529	7
Total	$1,878	4,621

Included in loans receivable, net, are certain loans that have been modified in order to maximize collection of loan balances. If the Company, for legal or economic reasons related to the borrower’s financial difficulties, grants a concession compared to the original terms and conditions of the loan, the modified loan is considered a TDR.

At December 31, 2022 and 2021, there were loans included in loans receivable, net, with terms that had been modified in a TDR totaling $0.8 million and $1.1 million, respectively. Had these loans been performing in accordance with their original terms throughout 2022 and 2021, the Company would have recorded gross interest income of $0.1 million in both years. During 2022 and 2021 the amount of interest income received on these loans was not material. For the loans that were modified in 2022, $0.1 million were classified and performing and an immaterial amount were non-performing at December 31, 2022. For the loans that were modified in 2021, none were classified and performing, and $0.3 million were non-performing at December 31, 2021.

The following table summarizes TDRs at December 31, 2022 and 2021:

(Dollars in thousands)	2022	2021
Single family	$202	254
Commercial real estate:
Other	179	355
Consumer	378	442
Commercial business	31	0
Total	$790	1,051

TDR concessions can include reduction of interest rates, extension of maturity dates, forgiveness of principal and/or interest due, or acceptance of real estate or other assets in full or partial satisfaction of the debt. Loan modifications are not reported as TDRs after 12 months if the loan was modified at a market rate of interest for comparable risk loans, and the loan is performing in accordance with the terms of the restructured agreement. All loans classified as TDRs are considered to be impaired.

When a loan is modified as a TDR, there may be a direct, material impact on the loans within the Consolidated Balance Sheets, as principal balances may be partially forgiven. The financial effects of TDRs are presented in the following table and represent the difference between the outstanding recorded balance pre-modification and post-modification, for the periods ended December 31, 2022 and 2021:

	Year ended December 31, 2022			Year ended December 31, 2021
(Dollars in thousands)	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment
Troubled debt restructurings:
Single family	0	$0	0	1	$38	40
Commercial real estate:
Other	1	165	165	1	139	139
Consumer	2	47	49	1	93	94
Commercial business	1	31	31	1	14	14
Total	4	$243	245	4	$284	287

For the year ended December 31, 2022 there was one loan for $0.2 million that was restructured during the year that subsequently defaulted during 2022. There were no loans that were restructured during the year ended December 31, 2021 that subsequently defaulted during 2021.

The Company considers a loan to have defaulted when it becomes 90 or more days past due under the modified terms, when it is placed in non-accrual status, when it becomes other real estate owned, or when it becomes non-compliant with some other material requirement of the modification agreement.

Loans that were non-accrual prior to modification remain non-accrual for at least six months following modification. Non-accrual TDR loans that have performed according to the modified terms for six months may be returned to accruing status. Loans that were accruing prior to modification may remain on accrual status after the modification as long as the loan continues to perform under the new terms.

TDRs are reviewed for impairment following the same methodology as other impaired loans. For loans that are collateral dependent, the value of the collateral is reviewed and additional reserves may be added as needed. Loans that are not collateral dependent may have additional reserves established if deemed necessary. The allocated reserves for TDRs were $0.1 million, or 0.7%, of the total $10.3 million in allowance for loan losses at December 31, 2022, and $0.2 million, or 2.6%, of the total $9.3 million in allowance for loan losses at December 31, 2021.

NOTE 7 Accrued Interest Receivable

Accrued interest receivable at December 31, 2022 and 2021 is summarized as follows:

(Dollars in thousands)	2022	2021
Securities available for sale	$418	395
Loans receivable	2,585	1,737
Total	$3,003	2,132

NOTE 8 Intangible Assets

The Company’s intangible assets consist of core deposit intangibles, goodwill and mortgage servicing rights. A summary of mortgage servicing rights activity for 2022 and 2021 is as follows:

(Dollars in thousands)	2022	2021
Mortgage servicing rights, net:
Balance, beginning of year	$3,280	3,043
Originations	615	1,405
Amortization	(909)	(1,168)
Balance, end of year	$2,986	3,280
Fair value of mortgage servicing rights	$6,344	4,813

All of the single family loans sold where the Company continues to service the loans are serviced for FNMA under the individual loan sale program. The following is a summary of the risk characteristics of the loans being serviced for FNMA at December 31, 2022:

(Dollars in thousands)	Loan Principal Balance	Weighted Average Interest Rate	Weighted Average Remaining Term (months)	Number of Loans
Original term:
15 year fixed rate	$108,174	2.89%	136	1,024
30 year fixed rate	428,340	3.56	308	2,681

The gross carrying amount of intangible assets and the associated accumulated amortization at December 31, 2022 and 2021 are presented in the following table. Amortization expense for intangible assets was $0.9 million and $1.2 million for the years ended December 31, 2022 and 2021, respectively.

	Gross		Unamortized
	Carrying	Accumulated	Intangible
(Dollars in thousands)	Amount	Amortization	Assets
December 31, 2022
Mortgage servicing rights	$5,995	(3,009)	2,986
Core deposit intangible	574	(574)	0
Goodwill	802	0	802
Total	$7,371	(3,583)	3,788

December 31, 2021
Mortgage servicing rights	$5,854	(2,574)	3,280
Core deposit intangible	574	(564)	10
Goodwill	802	0	802
Total	$7,230	(3,138)	4,092

The following table indicates the estimated future amortization expense for mortgage servicing rights:

(Dollars in thousands)	Mortgage Servicing Rights
Year ended December 31,
2023	$708
2024	667
2025	602
2026	506
2027	328
Thereafter	175
Total	$2,986

Projections of amortization are based on asset balances and the interest rate environment that existed at December 31, 2022. The Company’s actual experience may be significantly different depending upon changes in mortgage interest rates and other market conditions.

No amortization expense relating to goodwill is recorded as GAAP does not allow goodwill to be amortized but requires that it be tested for impairment at least annually, or sooner, if there are indications that an impairment may exist. Goodwill was tested for impairment at December 31, 2022 and the Company determined that it was not permanently impaired and no write down was required.

NOTE 9 Premises and Equipment

A summary of premises and equipment at December 31, 2022 and 2021 is as follows:

(Dollars in thousands)	2022	2021
Land	$5,156	5,156
Office buildings and improvements	17,514	17,445
Furniture and equipment	12,684	12,841
	35,354	35,442
Accumulated depreciation	(18,862)	(18,069)
Total	$16,492	17,373

NOTE 10 Leases

The Company accounts for its leases in accordance with ASU 2016-02, Leases (Topic 842) and as of December 31, 2022 a $0.5 million operating lease right-of-use asset and an offsetting lease payment obligation liability were recorded on the consolidated balance sheet in other assets and other liabilities, respectively.

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

The Company’s leases relate to Bank branches with remaining lease terms between 20 and 59 months. Certain leases contain extension options which typically range from 3 to 10 years. Because these extension options are not considered reasonably certain of exercise, they are not included in the lease term. As of December 31, 2022, operating lease right-of-use assets and liabilities were $0.5 million.

Operating lease costs were $0.2 million and $0.7 million in 2022 and 2021, respectively. The decrease in operating lease costs in 2022 relates to the purchase of the combined corporate office and branch facility in Rochester, Minnesota during 2021 that had previously been leased.

The table below summarizes other information related to our operating leases for the years ended December 31, 2022 and 2021.

(Dollars in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$226	739
Weighted-average remaining lease term – operating leases, in years	2.8	2.3
Weighted-average discount rate – operating leases	2.64%	1.85%

The table below summarizes the maturity of remaining lease liabilities:

(Dollars in thousands)	December 31, 2022
2023	$232
2024	212
2025	58
2026	27
2027 and thereafter	25
Total lease payments	554
Less: Interest	(21)
Present value of lease liabilities	$533

NOTE 11 Deposits

Deposits and their weighted average interest rates at December 31, 2022 and 2021 are summarized as follows:

	2022			2021
(Dollars in thousands)	Weighted Average Rate	Amount	Percent of Total	Weighted Average Rate	Amount	Percent of Total
Noninterest checking	0.00%	$325,603	33.2%	0.00%	$344,404	36.2%
Interest checking	0.38	147,497	15.0	0.12	151,476	15.9
Savings accounts	0.08	123,389	12.6	0.06	119,517	12.6
Money market accounts	0.73	253,498	25.8	0.21	249,089	26.2
		849,987	86.6		864,486	90.9
Certificates by rate:
0-0.99%		53,645	5.4		74,481	7.8
1-1.99%		8,049	0.8		4,357	0.5
2-2.99%		3,521	0.4		6,316	0.7
3-3.99%		5,493	0.6		1,026	0.1
4-4.99%		61,231	6.2		0	0.0
Total certificates	2.59	131,939	13.4	0.53	86,180	9.1
Total deposits	0.60	$981,926	100.0%	0.13	$950,666	100.0%

At December 31, 2022 and 2021, the Company had $373.9 million and $393.7 million, respectively, of deposit accounts with balances of $250,000 or more. The Company had $55.1 million at December 31, 2022, and no certificate accounts at December 31, 2021, that had been acquired through a broker.

Certificates had the following maturities at December 31, 2022 and 2021:

	2022		2021
(Dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Remaining term to maturity
1-6 months	$26,310	0.34%	$35,007	0.68%
7-12 months	46,427	2.58	27,280	0.40
13-36 months	57,664	3.59	21,769	0.46
Over 36 months	1,538	0.59	2,124	0.66
Total	$131,939	2.59	$86,180	0.53

At December 31, 2022 and 2021, the Company had pledged mortgage loans and mortgage-backed and related securities with an amortized cost of approximately $45.3 million and $33.2 million, respectively, as collateral for certain deposits.

Interest expense on deposits is summarized as follows for the years ended December 31, 2022 and 2021:

(Dollars in thousands)	2022	2021
Checking accounts	$220	182
Savings accounts	75	69
Money market accounts	882	557
Certificate accounts	555	745
Total	$1,732	1,553

NOTE 12 Federal Home Loan Bank (FHLB) Advances and Other Borrowings

The Bank had no outstanding advances from the FHLB or other borrowings as of December 31, 2022 or 2021. At December 31, 2022 and 2021 the Bank had collateral pledged to the FHLB consisting of FHLB stock, mortgage loans and investments with a borrowing capacity of approximately $230.1 million and $178.0 million, respectively, subject to a requirement to purchase FHLB stock. The Bank also had the ability to borrow $86.6 million and $50.3 million, respectively, from the Federal Reserve Bank of Minneapolis based upon the loans that were pledged to them as of December 31, 2022 and 2021, subject to approval from the FRB.

NOTE 13 Income Taxes

Income tax expense for the years ended December 31, 2022 and 2021 is as follows:

(Dollars in thousands)	2022	2021
Current:
Federal	$2,123	3,234
State	1,000	1,519
Total current	3,123	4,753
Deferred:
Federal	2	410
State	101	202
Total deferred	103	612
Income tax expense	$3,226	5,365

The reasons for the difference between the expected income tax expense utilizing the federal corporate tax rate of 21% and the actual income tax expense are as follows:

(Dollars in thousands)	2022	2021
Expected federal income tax expense	$2,367	3,975
Items affecting federal income tax:
State income taxes, net of federal income tax deduction	899	1,350
Other, net	(40)	40
Income tax expense	$3,226	5,365

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are as follows at December 31:

(Dollars in thousands)	2022	2021
Deferred tax assets:
Allowances for loan losses	$2,899	2,610
Deferred compensation costs	120	143
Deferred ESOP loan asset	361	399
Non-accruing loan interest	179	96
Net unrealized loss on securities available for sale	6,539	618
Other	110	679
Total gross deferred tax assets	10,208	4,545

Deferred tax liabilities:
Deferred loan costs	243	272
Premises and equipment basis difference	618	669
Originated mortgage servicing rights	843	923
Other	157	152
Total gross deferred tax liabilities	1,861	2,016
Net deferred tax assets	$8,347	2,529

The Company has no federal or state net operating loss carryforwards at December 31, 2022.

Retained earnings at December 31, 2022 included approximately $8.8 million for which no provision for income taxes was made. This amount represents allocations of income to bad debt deductions for tax purposes. Reduction of amounts so allocated for purposes other than absorbing losses will create income for tax purposes, which will be subject to the then-current corporate income tax rate.

The Company considers the determination of the deferred tax asset amount and the need for any valuation reserve to be a critical accounting policy that requires significant judgment. The Company has, in its judgment, made reasonable assumptions and considered both positive and negative evidence relating to the ultimate realization of deferred tax assets. Positive evidence includes the cumulative net income generated over the prior three-year period and the probability that taxable income will be generated in future periods. The Company could not currently identify any negative evidence. Based upon this evaluation, the Company determined that no valuation allowance was required with respect to the net deferred tax assets at December 31, 2022 and 2021.

NOTE 14 Employee Benefits

The Company participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra DB Plan), a noncontributory multi-employer defined benefit pension plan covering Bank employees who were hired prior to 2002 that met minimum service requirements. Effective September 1, 2002, this plan was frozen and closed to new participants but employees that were already in the plan at the time it was frozen continue to accrue benefits. The Pentegra DB Plan’s Employer Identification Number is 13-5645888 and the Plan number is 333. There are no collective bargaining agreements that require contributions to the Pentegra DB Plan, and there is no funding improvement or rehabilitation plan as part of the Pentegra DB Plan. The Company’s policy is to fund accrued pension costs and the employer contributions paid and expensed for each of the years ended December 31, 2022 and 2021 were $0.3 million. The Company’s contributions to the Pentegra DB Plan were not more than 5% of total contributions to the Plan in either of those years. Funded status (market value of plan assets divided by the funding target) as of July 1 for the 2022 and 2021 plan years were 80.0% and 90.9%, respectively.

The Company has a qualified, tax-exempt savings plan with a deferred feature qualifying under Section 401(k) of the Internal Revenue Code (the 401(k) Plan). All employees who have attained 18 years of age are eligible to participate in the 401(k) Plan. Participants are permitted to make contributions to the 401(k) Plan equal to the lesser of 50% of their annual salary or the maximum allowed by law, which was $20,500 for 2022 and $19,500 for 2021, with additional catch-up contributions allowed for employees over 50 years of age. The Company matches 25% of each participant’s contributions up to a maximum of 8% of their annual salary. Participant contributions and earnings are fully and immediately vested. The Company’s contributions are vested on a three year cliff basis, are expensed annually, and were $0.2 million in 2022 and 2021.

The Company has adopted an Employee Stock Ownership Plan (the ESOP) that meets the requirements of Section 4975(e)(7) of the Internal Revenue Code and Section 407(d)(6) of ERISA and, as such, the ESOP is empowered to borrow in order to finance purchases of the common stock of HMN. The ESOP borrowed $6.1 million from the Company to purchase 912,866 shares of common stock in the initial public offering of HMN in 1994. As a result of a merger with Marshalltown Financial Corporation, the ESOP borrowed $1.5 million in 1998 to purchase an additional 76,933 shares of HMN common stock to account for the additional employees and to avoid dilution of the benefit provided by the ESOP. The ESOP debt requires quarterly payments of principal plus interest at 7.52%. The Company has committed to make quarterly contributions to the ESOP necessary to repay the loans including interest. The Company contributed $0.5 million in 2022 and 2021.

As the debt is repaid, ESOP shares that were pledged as collateral for the debt are released from collateral based on the proportion of debt service paid in the year and then allocated to eligible employees. The Company accounts for its ESOP in accordance with ASU 718, Employers' Accounting for Employee Stock Ownership Plans. Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in stockholders' equity. As shares are determined to be ratably released from collateral, the Company reports compensation expense equal to the current market price of the shares and the shares become outstanding for earnings per common share computations. ESOP compensation expense was $0.6 million for 2022 and $0.5 million for 2021.

All employees of the Bank are eligible to participate in the ESOP after they attain age 18 and complete one year of service during which they worked at least 1,000 hours. A summary of the ESOP share allocation is as follows for the years ended December 31:

	2022	2021
Shares held by participants beginning of the year	353,677	359,843
Shares allocated to participants	24,318	24,318
Shares purchased with dividends received on allocated shares	3,540	0
Shares distributed to participants	(20,466)	(30,484)
Shares held by participants end of year	361,069	353,677

Unreleased shares beginning of the year	158,100	182,418
Shares released during year	(24,318)	(24,318)
Unreleased shares end of year	133,782	158,100
Total ESOP shares end of year	494,851	511,777
Fair value of unreleased shares at December 31	$2,854,908	3,900,327

The Company maintains two equity incentive plans, the HMN Financial, Inc. 2009 Equity and Incentive Plan (2009 Plan) and the HMN Financial, Inc. 2017 Equity Incentive Plan (2017 Plan). The purposes of the Company’s equity incentive plans are to attract and retain the best available personnel for positions of responsibility with the Company, to provide additional incentives to them and align their interests with those of the Company’s stockholders, and to thereby promote the company’s long-term business success.

The 2009 Plan was superseded in April 2017 by the 2017 Plan and options or restricted shares were no longer awarded from the 2009 Plan. As of December 31, 2022 there were 34,229 shares reserved for issuance pursuant to options outstanding under the 2009 Plan. These options expire 10 years from the date of grant, have an average exercise price of $11.21 and had a grant date fair value of $4.04.

Initially there were 375,000 shares of HMN common stock available for issuance pursuant to awards under the 2017 Plan, subject to adjustment for future stock splits, stock dividends and similar changes to the capitalization of the Company. Additionally, shares of restricted stock that are awarded are counted as 1.5 shares for purposes of determining the total shares available for issuance under the 2017 Plan. As of December 31, 2022, there were no options outstanding under the 2017 Plan. There were 19,054 shares of restricted stock previously granted to employees and directors under the 2017 Plan that remained unvested at December 31, 2022.

A summary of activities under all plans for the past two years is as follows:

	Shares Available For Grant	Unvested Restricted Shares Outstanding	Options Outstanding	Award Value/ Weighted Average Exercise Price	Vesting Period (in years)
2009 Plan
December 31, 2020	0	0	34,229	$11.21
December 31, 2021	0	0	34,229	$11.21
December 31, 2022	0	0	34,229	$11.21

2017 Plan
December 31, 2020	365,742	21,484	0	N/A

Granted January 26, 2021	(16,685)	11,123	0		3
Granted April 27, 2021	(3,150)	2,100	0		1
Vested	0	(11,866)	0
December 31, 2021	345,907	22,841	0	N/A

Granted February 1, 2022	(11,286)	7,524	0		3
Granted April 26, 2022	(2,616)	1,744	0		1
Vested	0	(13,055)	0
December 31, 2022	332,005	19,054	0	N/A

Total all plans	332,005	19,054	34,229	$11.21

There were 34,229 vested and exercisable options outstanding at December 31, 2022. These options were granted on January 26, 2016, have an exercise price of $11.21, and have an average remaining life of 3.1 years. The Company will issue shares from treasury stock upon the exercise of the outstanding options.

In accordance with ASC 718, the Company recognizes compensation expense relating to stock options over the vesting period. The amount of the expense was determined under the fair value method. The fair value for each option grant is estimated on the date of the grant using the Black Scholes option valuation method. There were no options granted in 2022 or 2021.

NOTE 15 Earnings per Common Share

The following table reconciles the weighted average shares outstanding and income for basic and diluted earnings per common share:

	Year ended December 31,
(Dollars in thousands, except per share data)	2022	2021
Weighted average number of common shares outstanding used in basic earnings per common share calculation	4,358,022	4,471,363

Net dilutive effect of:
Options	17,847	16,361
Restricted stock awards	13,601	16,214
Weighted average number of common shares outstanding adjusted for effect of dilutive securities	4,389,470	4,503,938

Income available to common shareholders	$8,045	13,564
Basic earnings per common share	1.85	3.03
Diluted earnings per common share	1.83	3.01

NOTE 16 Stockholders' Equity

On July 27, 2021 the Company’s Board of Directors increased the aggregate purchase price of shares eligible to be repurchased to $6.0 million. The share repurchase program does not obligate the Company to purchase any shares and has no set expiration date. The Company repurchased 90,000 shares in the open market for $2.1 million in 2022 and 217,400 shares in the open market for $4.6 million in 2021. At December 31, 2022 there was $2.0 million authorized for repurchase in the share repurchase program. The Company paid dividends on its common stock of $0.24 per share, or $1.0 million, in 2022 and did not pay any dividends on its common stock during 2021.

Subsequent to the end of 2022, in January 2023, the Company’s Board of Directors declared a quarterly dividend of $0.06 per share of common stock payable on March 8, 2023 to stockholders of record at the close of business on February 15, 2023. The declaration and amount of any future cash dividends remains subject to the sole discretion of the Board of Directors and will depend upon many factors, including the Company’s results of operations, financial condition, capital requirements, regulatory and contractual restrictions, business strategy and other factors deemed relevant by the Board of Directors.

In order to grant a priority to eligible accountholders in the event of future liquidation, the Bank, at the time of conversion to a stock savings bank, established a liquidation account equal to its regulatory capital as of September 30, 1993. In the event of future liquidation of the Bank, an eligible accountholder who continues to maintain their deposit account shall be entitled to receive a distribution from the liquidation account. The total amount of the liquidation account will decrease as the balance of eligible accountholders is reduced subsequent to the conversion, based on an annual determination of such balance.

NOTE 17 Regulatory Capital

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

At December 31, 2022 and 2021, the Bank's capital amounts and ratios are presented for actual capital, required capital and excess capital including amounts and ratios in order to qualify as being well capitalized under the prompt corrective action regulations:

	Actual		Required to be Adequately Capitalized		Capital in Excess of Minimum Requirements		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Percent of Assets(1)	Amount	Percent of Assets(1)	Amount	Percent of Assets(1)	Amount	Percent of Assets(1)
December 31, 2022
Common equity Tier 1 capital	$100,250	11.48%	$39,312	4.50%	$60,938	6.98%	$56,784	6.50%
Tier 1 leverage	100,250	9.14	43,883	4.00	56,367	5.14	54,854	5.00
Tier 1 risk-based capital	100,250	11.48	52,416	6.00	47,834	5.48	69,888	8.00
Total risk-based capital	110,527	12.65	69,888	8.00	40,639	4.65	87,360	10.00

December 31, 2021
Common equity Tier 1 capital	$97,710	13.18%	$33,368	4.50%	$64,342	8.68%	$48,199	6.50%
Tier 1 leverage	97,710	9.47	41,283	4.00	56,427	5.47	51,603	5.00
Tier 1 risk-based capital	97,710	13.18	44,491	6.00	53,219	7.18	59,322	8.00
Total risk-based capital	106,979	14.43	59,322	8.00	47,657	6.43	74,152	10.00

(1)	Based upon the Bank’s adjusted total assets for the purpose of the Tier 1 leverage capital ratio and risk-weighted assets for the purpose of the risk-based capital ratios.

The Bank must maintain a capital conservation buffer of 2.50% composed of common equity Tier 1 capital above its minimum risk-based capital requirements in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. Management believes that, as of December 31, 2022, the Bank’s capital ratios were in excess of those quantitative capital ratio standards set forth under the current prompt corrective action regulations, including the capital conservation buffer described above. However, there can be no assurance that the Bank will continue to maintain such status in the future. The OCC has extensive discretion in its supervisory and enforcement activities and can adjust the requirement to be well-capitalized in the future. In addition, the Company must adhere to various U.S. Department of Housing and Urban Development (HUD) regulatory guidelines including required minimum capital and liquidity amounts to maintain their Federal Housing Administration approved status. Failure to comply with the HUD guidelines could result in withdrawal of this certification. As of December 31, 2022, the Company was in compliance with HUD guidelines.

NOTE 18 Commitments and Contingencies

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include all commitments to extend credit. These commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheet. The contract amounts of these instruments reflect the extent of involvement by the Company.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contract amount of these commitments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments.

A summary of the Company’s commitments to extend credit and sell loans as of December 31, 2022 and 2021 were as follows:

	Contract Amount December 31,
(Dollars in thousands)	2022	2021
Financial instruments whose contract amount represents credit risk:
Commitments to originate, fund or purchase loans:
Single family	$6,220	7,770
Multi-family	0	3,791
Commercial real estate	17,656	2,939
Commercial business	617	0
Undisbursed balance of loans closed	92,774	66,504
Unused lines of credit	103,841	106,125
Letters of credit	11,832	8,012
Total commitments to extend credit	$232,940	195,141
Forward commitments	$6,575	12,340

Commitments to extend credit are agreements to lend to a customer, at the customer’s request, as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since a portion of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on the loan type and on management's credit evaluation of the borrower. Collateral consists primarily of residential and commercial real estate and personal property. Forward commitments represent commitments to sell loans to a third party following the closing of the loan and are entered into in the normal course of business by the Bank.

The Bank issued standby letters of credit which guarantee the performance of customers to third parties. The standby letters of credit outstanding expire over the next 22 months and totaled $11.4 million at December 31, 2022 and $7.6 million at December 31, 2021. The letters of credit are collateralized primarily with commercial real estate mortgages. Draws on standby letters of credit would be initiated by the secured party under the terms of the underlying obligation. Since the conditions under which the Bank is required to fund the standby letters of credit may not materialize, the cash requirements are expected to be less than the total outstanding commitments.

The Company has certain obligations and commitments to make future payments under existing contracts. At December 31, 2022, the aggregate contractual obligations (excluding bank deposits) and commercial commitments were as follows:

	Payments Due by Period
(Dollars in thousands)	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Contractual Obligations:
Annual rental commitments under non-cancellable operating leases	$554	232	270	52	0
Total contractual obligations	$554	232	270	52	0

	Amount of Commitments Expiring by Period
Other Commercial Commitments:
Commercial lines of credit	$71,287	25,741	36,313	8,925	308
Commitments to lend	87,779	15,741	15,127	22,278	34,633
Standby letters of credit	11,832	10,562	1,270	0	0
Total other commercial commitments	$170,898	52,044	52,710	31,203	34,941

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

NOTE 19 Derivative Instruments and Hedging Activities

The Company originates single family residential loans for sale into the secondary market and enters into commitments to sell those loans in order to mitigate the interest rate risk associated with holding the loans until they are sold. The Company accounts for its commitments in accordance with ASC 815, Accounting for Derivative Instruments and Hedging Activities.

The Company had commitments outstanding to extend credit to future borrowers that had not closed prior to the end of the year, which is referred to as its mortgage pipeline. As commitments to originate loans enter the mortgage pipeline, the Company generally enters into commitments to sell the loans into the secondary market. The commitments to originate and sell loans are derivatives that are recorded at fair value. The marking of these derivatives to fair value for the periods ended December 31, 2022 and 2021 did not have a material impact on the Company’s consolidated financial statements.

As of December 31, 2022 and 2021, the current commitments to sell loans held for sale are derivatives that do not qualify for hedge accounting. The loans held for sale that are not hedged are recorded at the lower of cost or market. The marking of these loans for the periods ended December 31, 2022 and 2021 did not have a material impact on the Company’s consolidated financial statements.

NOTE 20 Fair Value Measurement

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

The following table summarizes the assets of the Company for which fair values are determined on a recurring basis as of December 31, 2022 and 2021.

	Carrying Value at December 31, 2022
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale	$246,019	0	246,019	0
Equity securities	225	0	225	0
Mortgage loan commitments	(28)	0	(28)	0
Total	$246,216	0	246,216	0

	Carrying Value at December 31, 2021
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale	$285,765	0	285,765	0
Equity securities	248	0	248	0
Mortgage loan commitments	26	0	26	0
Total	$286,039	0	286,039	0

The Company may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of the lower-of-cost-or-market accounting or write downs of individual assets. For assets measured at fair value on a nonrecurring basis in 2022 and 2021 that were still held at December 31, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at December 31, 2022 and 2021.

	Carrying Value at December 31, 2022
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Year Ended December 31, 2022 Total Gains (Losses)
Loans held for sale	$1,314	0	1,314	0	3
Mortgage servicing rights, net	2,986	0	2,986	0	0
Impaired loans	1,978	0	1,978	0	(46)
Total	$6,278	0	6,278	0	(43)

	Carrying Value at December 31, 2021
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Year Ended December 31, 2021 Total Gains (Losses)
Loans held for sale	$5,575	0	5,575	0	(56)
Mortgage servicing rights, net	3,280	0	3,280	0	0
Impaired loans	4,244	0	4,244	0	(218)
Real estate, net	290	0	290	0	0
Total	$13,389	0	13,389	0	(274)

NOTE 21 Fair Value of Financial Instruments

ASC 825, Disclosures about Fair Values of Financial Instruments, requires disclosure of the estimated fair values of the Company's financial instruments, including assets, liabilities and off-balance sheet items for which it is practicable to estimate fair value. The fair value estimates are made as of December 31, 2022 and 2021 based upon relevant market information, if available, and upon the characteristics of the financial instruments themselves. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based upon judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. The estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Fair value estimates are based only on existing financial instruments without attempting to estimate the value of anticipated future business or the value of assets and liabilities that are not considered financial instruments. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on the fair value estimates and have not been considered in any of the estimates.

The estimated fair value of the Company's financial instruments is shown below. Following the table, there is an explanation of the methods and assumptions used to estimate the fair value of each class of financial instruments.

	December 31, 2022						December 31, 2021
			Fair Value Hierarchy
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3	Contract Amount	Carrying Amount	Estimated Fair Value	Contract Amount
Financial assets:
Cash and cash equivalents	$36,259	36,259	36,259				94,143	94,143
Securities available for sale	246,019	246,019		246,019			285,765	285,765
Equity securities	225	225		225			248	248
Loans held for sale	1,314	1,314		1,314			5,575	5,575
Loans receivable, net	777,078	724,497		724,497			652,502	661,298
FHLB stock	1,283	1,283		1,283			1,092	1,092
Accrued interest receivable	3,003	3,003		3,003			2,132	2,132
Financial liabilities:
Deposits	981,926	983,420		983,420			950,666	950,558
Accrued interest payable	298	298		298			63	63
Off-balance sheet financial instruments:
Commitments to extend credit	(28)	(28)				232,940	26	26	195,141
Commitments to sell loans	8	8				6,575	12	12	12,340

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

Commitments to Sell Loans

The fair values of commitments to sell loans are estimated using the quoted market prices for loans with similar interest rates and terms to maturity.

NOTE 22 HMN Financial, Inc. Financial Information (Parent Company Only)

The following are the condensed financial statements for the parent company only as of and for the years ended December 31, 2022 and 2021.

(Dollars in thousands)	2022	2021
Condensed Balance Sheets
Assets:
Cash and cash equivalents	$15,250	12,538
Investment in subsidiaries	81,190	96,867
Prepaid expenses and other assets	1,046	785
Deferred tax asset, net	0	4
Total assets	$97,486	110,194
Liabilities and Stockholders' Equity:
Accrued expenses and other liabilities	$150	163
Total liabilities	150	163
Common stock	91	91
Additional paid-in capital	41,013	40,740
Retained earnings	138,409	131,413
Net unrealized losses on securities available for sale	(19,761)	(1,583)
Unearned employee stock ownership plan shares	(1,063)	(1,256)
Treasury stock, at cost, 4,647,686 and 4,564,087 shares	(61,353)	(59,374)
Total stockholders' equity	97,336	110,031
Total liabilities and stockholders' equity	$97,486	110,194
Condensed Statements of Income
Interest income	$43	31
Equity income of subsidiaries	8,500	14,174
Compensation and benefits	(272)	(282)
Occupancy and equipment	(30)	(30)
Data processing	(6)	(6)
Professional services	(125)	(111)
Other	(404)	(405)
Income before income tax benefit	7,706	13,371
Income tax benefit	339	193
Net income	$8,045	13,564
Condensed Statements of Cash Flows
Cash flows from operating activities:
Net income	$8,045	13,564
Adjustments to reconcile net income to cash used by operating activities:
Equity income of subsidiaries	(8,500)	(14,174)
Deferred income tax benefit	4	10
Amortization of restricted stock awards	227	243
Amortization of unearned ESOP shares	193	194
Earned employee stock ownership shares priced above original cost	271	239
(Increase) decrease in other assets	(261)	106
Decrease in other liabilities	(13)	(18)
Other, net	(1)	0
Net cash (used) provided by operating activities	(35)	164
Cash flows from financing activities:
Treasury stock purchased	(2,134)	(4,589)
Stock awards withheld for tax withholding	(70)	(7)
Dividends to stockholders	(1,049)	0
Dividends received from Bank	6,000	6,000
Net cash provided by financing activities	2,747	1,404
Increase in cash and cash equivalents	2,712	1,568
Cash and cash equivalents, beginning of year	12,538	10,970
Cash and cash equivalents, end of year	$15,250	12,538

NOTE 23 Business Segments

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

(Dollars in thousands)	Home Federal Savings Bank	Other	Eliminations	Consolidated Total

At or for the year ended December 31, 2022:
Interest income – external customers	$34,255	0	0	34,255
Non-interest income – external customers	8,887	0	0	8,887
Intersegment interest income	0	43	(43)	0
Intersegment non-interest income	234	8,500	(8,734)	0
Interest expense	2,042	0	(43)	1,999
Provision for loan losses	1,071	0	0	1,071
Non-interest expense	28,198	837	(234)	28,801
Income tax expense (benefit)	3,565	(339)	0	3,226
Net income	8,500	8,045	(8,500)	8,045
Total assets	1,095,268	97,486	(96,552)	1,096,202

At or for the year ended December 31, 2021:
Interest income – external customers	$31,761	0	0	31,761
Non-interest income – external customers	14,262	1	0	14,263
Intersegment interest income	0	31	(31)	0
Intersegment non-interest income	234	14,174	(14,408)	0
Interest expense	1,584	0	(31)	1,553
Provision for loan losses	(2,119)	0	0	(2,119)
Non-interest expense	27,060	835	(234)	27,661
Income tax expense (benefit)	5,558	(193)	0	5,365
Net income	14,174	13,564	(14,174)	13,564
Total assets	1,068,834	110,194	(109,490)	1,069,538

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

Changes in internal controls. No change in the Company’s internal control over financial reporting was identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the fourth quarter of the fiscal year ended December 31, 2022 and that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under this framework, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from the information under the captions “Proposal 1 – Election of Directors - Board of Directors,” “Corporate Governance - Committees of the Board of Directors” and, if applicable, “Delinquent Section 16(a) Reports” in the Company’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the close of the Company’s fiscal year ended December 31, 2022 (the 2023 Proxy Statement).

Information About Our Executive Officers

Executive officers are chosen by and serve at the discretion of the Board of Directors of HMN and the Bank. There are no family relationships among any of the directors or officers of HMN and the Bank. The business experience of each executive officer of both HMN and the Bank is set forth below.

Bradley C. Krehbiel, age 64. Mr. Krehbiel has been a director of HMN and President of the Bank since 2009, President of HMN since 2010, and Chief Executive Officer of HMN and the Bank since 2012. Prior to that, he had been the Executive Vice President of the Bank since 2004. Mr. Krehbiel joined the Bank as Vice President of Business Banking in 1998. Prior to his employment at the Bank, Mr. Krehbiel held several positions in the financial services industry.

Jon J. Eberle, age 57. Mr. Eberle is Chief Financial Officer, Senior Vice President and Treasurer of HMN and the Chief Financial Officer, Executive Vice President and Treasurer of the Bank. Mr. Eberle has held the Chief Financial Officer and Treasurer positions since 2003 and the Executive Vice President position since 2012. Prior to that he served as a Vice President since 2000 and as the Controller since 1998. From 1994 to 1998, he served as the Director of Internal Audit for HMN and the Bank. Prior to his employment at the Bank, Mr. Eberle worked as a certified public accountant for a national accounting firm.

Lawrence D. McGraw, age 59. Mr. McGraw has served as the Chief Operating Officer and Executive Vice President of the Bank since 2012. Prior to that he served as Chief Credit Officer and Senior Vice President since 2010. Prior to his employment at the Bank, Mr. McGraw served as Regional President and Chief Banking Officer of a Minnesota community bank from 2005 until 2010. From 2001 to 2005 he served as the President and Chief Executive Officer of a branch location of the same community bank. Prior to his tenure at the Minnesota community bank, Mr. McGraw held various positions at two other community banks and the FDIC.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the information under the captions “Executive Compensation” (excluding information under the caption “Pay versus Performance”) and “Director Compensation” in the 2023 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from the information under the captions “Security Ownership of Management and Certain Beneficial Owners” and “Other Equity Compensation Plan Information” in the 2023 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from the information under the subheadings “Director Independence”; “Related Person Transaction Approval Policy”; and “Certain Other Transactions” under the heading “Corporate Governance” in the 2023 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from the information under the captions “Corporate Governance - Independent Registered Public Accounting Firm” and “Approval of Independent Registered Public Accounting Firm Services and Fees” in the 2023 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements: The financial statements filed as a part of this Annual Report on Form 10-K are listed in Part II, Item 8.

(2)	Financial Statement Schedules: The schedules are either not applicable or the required information is presented in the consolidated financial statements or notes thereto.

(3)	Exhibits: The exhibits incorporated by reference or filed as a part of this Annual Report on Form 10-K are listed in the Exhibit Index prior to the signatures to this report.

EXHIBIT INDEX

Exhibit Number	Exhibit
3.1

Certificate of Incorporation (Amended and Restated through July 28, 2015) (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2015)

3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed August 24, 2022)
4.1	Form of Common Stock Certificate (incorporated by reference to the same numbered exhibit to the Company’s Registration Statement on Form S-1 dated April 1, 1994)
4.2	Description of Capital Stock (incorporated by reference to Exhibit 4.2 to the Company’s annual report on Form 10-K for the period ended December 31, 2019)
10.1†	Form of Change in Control Agreement with executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 27, 2014, filed on June 2, 2014)
10.2†	Directors Deferred Compensation Plan (incorporated by reference to the same numbered exhibit to the Company’s annual report on Form 10‑K for the period ended December 31, 1994)
10.3†	Non-Employee Director Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015)
10.4†

Description of annual awards to non-employee directors under the 2009 Equity Incentive Plan and form of Restricted Stock Agreement (approved April 28, 2015) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015)

10.5†

HMN Financial, Inc. Employee Stock Ownership Plan (Amended and Restated January 1, 2016) (incorporated by reference to Exhibit 10. 5 to the Company’s annual report on Form 10-K for the period ended December 31, 2015)

10.6†	HMN Financial, Inc. 2009 Equity Incentive Plan (incorporated by reference to Exhibit A to the Company’s Proxy Statement for its Annual Meeting of Stockholders held on April 28, 2009)
10.7†

Form of Incentive Stock Option Agreement under HMN Financial, Inc. 2009 Equity Incentive Plan (Approved January 26, 2016) (incorporated by reference to Exhibit 10.9 to the Company’s annual report on Form 10-K for the period ended December 31, 2015)

10.8†

Executive Management Incentive Plan (Amended and Restated January 31, 2017) (incorporated by reference to Exhibit 10.11 to the Company’s annual report on Form 10-K for the period ended December 31, 2016)

10.9†	HMN Financial, Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2017)
10.10†

Form of Directors’ Restricted Stock Agreement for awards granted to directors under the HMN Financial, Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2017)

10.11†

Form of Executives’ Restricted Stock Agreement for awards granted to executives under the HMN Financial, Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s annual report on Form 10-K for the period ended December 31, 2017)

10.12†

Executive Severance Agreement, dated May 23, 2017, among the Company, the Bank and Bradley C. Krehbiel (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 23, 2017, filed on May 30, 2017)

21	Subsidiaries of Registrant (incorporated by reference to Exhibit 21 to the Company’s annual report on Form 10-K for the period ended December 31, 2019)
23.1	Consent of CliftonLarsonAllen LLP*
24	Powers of Attorney*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

Exhibit Number	Exhibit
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*
32	Section 1350 Certifications*
101

Financial Statements of the Company from this Annual Report on Form 10-K for the year ended December 31, 2022, formatted in inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)*

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HMN FINANCIAL, INC.
Date: March 3, 2023	By:	/s/Bradley Krehbie
Bradley Krehbiel
President and CEO

Each of the undersigned hereby appoints Wendy Shannon and Jon Eberle, and each of them (with full power to act alone), as attorneys and agents for the undersigned, with full power of substitution, for and in the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission under the Securities Act of 1934, as amended, any and all amendments and exhibits to this Form 10-K and any and all applications, instruments, and other documents to be filed with the Securities and Exchange Commission pertaining to this Form 10-K or any amendments thereto, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary or desirable. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 3, 2023.

	Name	Title

/s/	Bradley Krehbiel	President and Chief Executive Officer
	Bradley Krehbiel	(Principal Executive Officer)

/s/	Jon Eberle	Senior Vice President,
	Jon Eberle	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

/s/	Wendy Shannon	Chair of the Board
Wendy Shannon

/s/	Allen Berning	Director
Allen Berning

/s/	Jeffrey Bolton	Director
Jeffrey Bolton

/s/	Sequoya Borgman	Director
Sequoya Borgman

/s/	Bernard Nigon	Director
Bernard Nigon

/s/	/s/ Mark Utz	Director
Mark Utz

/s/	Barbara Butts Williams	Director
Barbara Butts Williams

/s/	Hans Zietlow	Director
Hans Zietlow