Form 10-Q
period 2023-03-31
HMN FINANCIAL INC
filed 2023-05-04
CIK 921183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at April 28, 2023
Common stock, $0.01 par value	4,487,362

HMN FINANCIAL, INC.

PART I – FINANCIAL INFORMATION

Item 1 :   Financial Statements

HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31,	December 31,
(Dollars in thousands, except share and per share data)	2023	2022
	(unaudited)
Assets
Cash and cash equivalents	$10,120	36,259
Securities available for sale:
Mortgage-backed and related securities (amortized cost $207,450 and $216,621)	185,836	192,688
Other marketable securities (amortized cost $55,698 and $55,698)	53,857	53,331
Total securities available for sale (at fair value)	239,693	246,019

Loans held for sale (at fair value)	567	1,314
Loans receivable, net	785,982	777,078
Accrued interest receivable	3,199	3,003
Mortgage servicing rights, net	2,878	2,986
Premises and equipment, net	16,467	16,492
Goodwill	802	802
Prepaid expenses and other assets	3,800	3,902
Deferred tax asset, net	8,074	8,347
Total assets	$1,071,582	1,096,202

Liabilities and Stockholders’ Equity
Deposits	$958,318	981,926
Federal Home Loan Bank advances and Federal Reserve borrowings	2,300	0
Accrued interest payable	1,049	298
Customer escrows	8,463	10,122
Accrued expenses and other liabilities	1,230	6,520
Total liabilities	971,360	998,866
Commitments and contingencies
Stockholders’ equity:
Serial-preferred stock ($.01 par value): authorized 500,000 shares; issued 0	0	0
Common stock ($.01 par value): authorized 16,000,000 shares; issued 9,128,662 outstanding 4,484,614 and 4,480,976	91	91
Additional paid-in capital	40,975	41,013
Retained earnings, subject to certain restrictions	138,952	138,409
Accumulated other comprehensive loss	(17,515)	(19,761)
Unearned employee stock ownership plan shares	(1,014)	(1,063)
Treasury stock, at cost 4,644,048 and 4,647,686 shares	(61,267)	(61,353)
Total stockholders’ equity	100,222	97,336
Total liabilities and stockholders’ equity	$1,071,582	1,096,202

See accompanying notes to consolidated financial statements (unaudited).

HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2023	2022
Interest income:
Loans receivable	$9,003	6,751
Securities available for sale:
Mortgage-backed and related	652	727
Other marketable	143	61
Other	115	26
Total interest income	9,913	7,565

Interest expense:
Deposits	1,803	283
Customer escrows	32	0
Advances and other borrowings	15	0
Total interest expense	1,850	283

Net interest income	8,063	7,282

Provision for credit losses (1)	(8)	296
Net interest income after provision for credit losses	8,071	6,986

Non-interest income:
Fees and service charges	807	766
Loan servicing fees	400	386
Gain on sales of loans	295	868
Other	426	355
Total non-interest income	1,928	2,375

Non-interest expense:
Compensation and benefits	4,805	4,288
Occupancy and equipment	950	1,050
Data processing	505	354
Professional services	237	529
Other	1,196	1,031
Total non-interest expense	7,693	7,252
Income before income tax expense	2,306	2,109
Income tax expense	672	622
Net income	1,634	1,487
Other comprehensive income (loss), net of tax	2,246	(10,018)
Comprehensive income (loss) available to common stockholders	$3,880	(8,531)
Basic earnings per share	$0.38	0.34
Diluted earnings per share	$0.37	0.34

(1)	The Company adopted Accounting Standard Update (ASU) 2016-13 as of January 1, 2023. The 2022 amount presented is calculated under the prior accounting standard.

See accompanying notes to consolidated financial statements (unaudited).

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

(unaudited)

					Unearned
					Employee
				Accumulated	Stock		Total
		Additional		Other	Ownership		Stock-
	Common	Paid-In	Retained	Comprehensive	Plan	Treasury	Holders’
(Dollars in thousands)	Stock	Capital	Earnings	Loss	Shares	Stock	Equity
Balance, December 31, 2022	$91	41,013	138,409	(19,761)	(1,063)	(61,353)	97,336
Net income			1,634				1,634
Other comprehensive income				2,246			2,246
Adoption of ASU 2016-13 (see Note 3)			(830)				(830)
Dividends paid to stockholders ($0.06 per share)			(261)				(261)
Restricted stock awards		(150)				150	0
Stock awards withheld for tax withholding						(64)	(64)
Amortization of restricted stock awards		54					54
Earned employee stock ownership plan shares		58			49		107
Balance, March 31, 2023	$91	40,975	138,952	(17,515)	(1,014)	(61,267)	100,222

					Unearned
					Employee
				Accumulated	Stock		Total
		Additional		Other	Ownership		Stock-
	Common	Paid-In	Retained	Comprehensive	Plan	Treasury	Holders’
(Dollars in thousands)	Stock	Capital	Earnings	Loss	Shares	Stock	Equity
Balance, December 31, 2021	$91	40,740	131,413	(1,583)	(1,256)	(59,374)	110,031
Net income			1,487				1,487
Other comprehensive loss				(10,018)			(10,018)
Dividends paid to stockholders ($0.06 per share)			(266)				(266)
Stock repurchases						(743)	(743)
Restricted stock awards		(182)				182	0
Stock awards withheld for tax withholding						(53)	(53)
Amortization of restricted stock awards		62					62
Earned employee stock ownership plan shares		75			48		123
Balance, March 31, 2022	$91	40,695	132,634	(11,601)	(1,208)	(59,988)	100,623

See accompanying notes to consolidated financial statements (unaudited).

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Cash flows from operating activities:
Net income	$1,634	1,487
Adjustments to reconcile net income to cash (used) provided by operating activities:
Provision for credit losses	(8)	296
Depreciation	282	315
Amortization of premiums, net	194	282
Amortization of deferred loan fees	(60)	(93)
Amortization of core deposit intangible	0	6
Amortization of mortgage servicing rights	199	225
Capitalized mortgage servicing rights	(91)	(215)
(Gains) losses recognized on equity securities, net	(41)	31
Gains on sale of premises and equipment	(1)	0
Gain on sales of loans	(295)	(868)
Proceeds from sale of loans held for sale	11,300	33,877
Disbursements on loans held for sale	(9,718)	(23,739)
Amortization of restricted stock awards	54	62
Amortization of unearned Employee Stock Ownership Plan shares	49	48
Earned Employee Stock Ownership Plan shares priced above original cost	58	75
Increase in accrued interest receivable	(196)	(137)
Increase (decrease) in accrued interest payable	751	(5)
Decrease in other assets	283	720
Decrease in other liabilities	(5,399)	(1,270)
Other, net	0	1
Net cash (used) provided by operating activities	(1,005)	11,098
Cash flows from investing activities:
Principal collected on securities available for sale	8,976	12,132
Purchases of securities available for sale	0	(25,043)
Purchase of Federal Home Loan Bank stock	(1,546)	(191)
Redemption of Federal Home Loan Bank stock	1,421	0
Net increase in loans receivable	(10,437)	(32,276)
Proceeds from sale of premises and equipment	35	4
Purchases of premises and equipment	(291)	(172)
Net cash used by investing activities	(1,842)	(45,546)
Cash flows from financing activities:
Decrease in deposits	(23,608)	(30,268)
Purchase of treasury stock	0	(743)
Stock awards withheld for tax withholding	(64)	(53)
Dividends to stockholders	(261)	(266)
Proceeds from borrowings	37,820	0
Repayment of borrowings	(35,520)	0
(Decrease) increase in customer escrows	(1,659)	811
Net cash used by financing activities	(23,292)	(30,519)
Decrease in cash and cash equivalents	(26,139)	(64,967)
Cash and cash equivalents, beginning of period	36,259	94,143
Cash and cash equivalents, end of period	$10,120	29,176
Supplemental cash flow disclosures:
Cash paid for interest	$1,099	288
Supplemental noncash flow disclosures:
Loans transferred to loans held for sale	555	5,451

See accompanying notes to consolidated financial statements (unaudited).

HMN FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

(1)	Description of the Business and Summary of Significant Accounting Policies

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

The Company adopted Accounting Standards Update (ASU) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments on January 1, 2023, which changed the methodology used to estimate the allowance for credit losses on various types of financial instruments including loans, investment securities, and off-balance sheet credit exposures. See Note 3 - “New Accounting Standards”, Note 7 - “Securities Available for Sale”, and Note 9 - “Allowance for Credit Losses and Credit Quality Information” for more information on the changes in certain policies as a result of the adoption of ASU 2016-13.

The Company adopted ASU 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The amendments in this ASU eliminate the guidance for troubled debt restructurings (TDRs) by creditors in Subtopic 310-40, Receivables-Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancing and restructures by creditors when a borrower is experiencing financial difficulty. See Note 3 “New Accounting Standards” and Note 9 “Allowance for Credit Losses and Credit Quality Information” for more information on the changes in certain policies as a result of the adoption of ASU 2022-02.

(2)	Basis of Preparation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of comprehensive income (loss), consolidated statements of stockholders' equity and consolidated statements of cash flows in conformity with U.S. Generally Accepted Accounting Principles (GAAP). However, all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included.

The unaudited consolidated financial statements presented in this report should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2022, included in the Company's Form 10-K filed with the Securities and Exchange Commission (SEC) on March 3, 2023. The results of operations for the three month period ended March 31, 2023 are not necessarily indicative of the results which may be expected for the entire year.

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q were issued.

(3)	New Accounting Standards

In March 2022, the Financial Accounting Standards Board (FASB) issued ASU 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The amendments in this ASU eliminate the guidance for TDRs by creditors in Subtopic 310-40, Receivables-Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancing and restructures by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying the recognition and measurement guidance for TDRs, an entity must apply the loan refinancing and restructuring guidance in paragraphs 310-20-35-9 through 35-11 to determine whether a modification results in a new loan or a continuation of an existing loan. For public business entities, such as HMN, the amendments in this ASU require that an entity disclose current period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments-Credit Losses-Measured at Amortized Cost in the vintage disclosures required by paragraph 326-20-50-6. The amendments in the ASU became effective for HMN when ASU 2016-13 was adopted on January 1, 2023 and the required disclosures were applied prospectively. Because there were no loan modifications to borrowers experiencing financial difficulties or charge offs in the first quarter of 2023, no additional disclosures were required in this Quarterly Report on Form 10-Q.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this ASU affect all entities that measure credit losses on financial instruments including loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial asset that has a contractual right to receive cash that is not specifically excluded. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this ASU replace the incurred loss impairment methodology that was previously required by GAAP with a methodology that reflects expected credit losses that requires consideration of a broader range of reasonable and supportable information to estimate credit losses. The amendments in this ASU will affect entities to varying degrees depending on the credit quality of the assets held by the entity, the duration of the assets held, and how the entity applies the previously used incurred loss methodology. The amendments in this ASU, for public business entities that are filers with the Securities and Exchange Commission (SEC), were originally effective for fiscal years beginning after December 15, 2019, including interim periods within those annual periods. On November 26, 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, which delayed the implementation date of ASU 2016-13 for SEC smaller reporting companies, such as HMN, from the first quarter of 2020 to the first quarter of 2023. Amendments should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. The Company adopted this ASU on January 1, 2023. The transition to the new ASU resulted in a cumulative-effect adjustment to the allowance for credit losses of $1.1 million, an increase in deferred tax assets of $0.3 million, and a decrease in retained earnings of $0.8 million as of the adoption date. In addition, a liability for $0.1 million was established for unfunded loan commitments as of the adoption date. The Company did not record an allowance for available for sale securities on January 1, 2023 as the investment portfolio consists almost entirely of debt securities implicitly backed by the U.S. Government for which credit risk is deemed minimal. The impact of this ASU could change in the future depending on the composition, characteristics, and credit quality of the securities portfolio as well as the economic conditions at future reporting periods. See Note 7 – “Securities Available For Sale” and Note 9 – “Allowance for Credit Losses and Credit Quality Information”.

On February 6, 2020, the FASB issued ASU 2020-02, Financial Instruments-Credit Losses (Topic 326) and Leases (Topic 842)-Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842). The amendments in this ASU related to Leases (Topic 842) did not have any impact on the Company. The amendments in this ASU related to Topic 326 adds additional guidance related to the SEC’s expectations for the documentation of the measurement, review process, and the systematic methodology used by entities to determine the current credit losses under FASB ASC Topic 326. This additional guidance will require periodic reviews of the Company’s calculation of the allowance for credit losses by a third party subsequent to the adoption date.

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

The following table summarizes the assets and liabilities of the Company for which fair values are determined on a recurring basis as of March 31, 2023 and December 31, 2022.

	Carrying Value at March 31, 2023
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale	$239,693	0	239,693	0
Equity securities	266	0	266	0
Mortgage loan commitments	(10)	0	(10)	0
Total	$239,949	0	239,949	0

	Carrying Value at December 31, 2022
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale	$246,019	0	246,019	0
Equity securities	225	0	225	0
Mortgage loan commitments	(28)	0	(28)	0
Total	$246,216	0	246,216	0

The Company may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of the lower-of-cost-or-market accounting or write-downs of individual assets. The following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at March 31, 2023 and December 31, 2022.

	Carrying Value at March 31, 2023
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Three Months Ended March 31, 2023 Total Losses
Loans held for sale	$567	0	567	0	4
Mortgage servicing rights, net	2,878	0	2,878	0	0
Collateral dependent loans	1,915	0	1,915	0	(43)
Total	$5,360	0	5,360	0	(39)

	Carrying Value at December 31, 2022
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Year Ended December 31, 2022 Total Losses
Loans held for sale	$1,314	0	1,314	0	3
Mortgage servicing rights, net	2,986	0	2,986	0	0
Impaired loans	1,978	0	1,978	0	(46)
Total	$6,278	0	6,278	0	(43)

(5)	Fair Value of Financial Instruments

ASC 825, Disclosures about Fair Values of Financial Instruments requires interim reporting period disclosure of the estimated fair values of the Company’s financial instruments, including assets, liabilities and off-balance sheet items for which it is practicable to estimate fair value. The fair value estimates are made as of March 31, 2023 and December 31, 2022 based upon relevant market information, if available, and upon the characteristics of the financial instruments themselves. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based upon judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors.

The estimated fair value of the Company’s financial instruments as of March 31, 2023 and December 31, 2022 are shown below. Following the table, there is an explanation of the methods and assumptions used to estimate the fair value of each class of financial instruments.

	March 31, 2023						December 31, 2022
			Fair Value Hierarchy						Fair Value Hierarchy
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3	Contract Amount	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3	Contract Amount
Financial assets:
Cash and cash equivalents	$10,120	10,120	10,120				36,259	36,259	36,259
Securities available for sale	239,693	239,693		239,693			246,019	246,019		246,019
Equity securities	266	266		266			225	225		225
Loans held for sale	567	567		567			1,314	1,314		1,314
Loans receivable, net	785,982	724,482		724,482			777,078	724,497		724,497
Federal Home Loan Bank stock	1,408	1,408		1,408			1,283	1,283		1,283
Accrued interest receivable	3,199	3,199		3,199			3,003	3,003		3,003
Mortgage servicing assets	2,878	6,414			6,414		2,986	6,344			6,344

Financial liabilities:
Deposits	958,318	892,622		892,622			981,926	983,420		983,420
Other borrowings	2,300	2,300		2,300			0	0		0
Accrued interest payable	1,049	1,049		1,049			298	298		298
Off-balance sheet financial instruments:
Commitments to extend credit	(10)	(10)				224,037	(28)	(28)				232,940
Commitments to sell loans	4	4				4,140	8	8				6,575

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

Mortgage Servicing Assets

The fair values of mortgage servicing assets were calculated by a third party using a discounted cash flow model-based technique that uses significant assumptions both observable and non-observable in the market. The unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the mortgage servicing asset.

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

Other Borrowings

The carrying amount of other borrowings approximates its fair value since it is short-term in nature.

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

Other comprehensive income (loss) is defined as the change in equity during a period from transactions and other events from non-owner sources. Comprehensive income (loss) is the total of net income and other comprehensive income or loss, which for the Company is comprised of unrealized gains or losses on securities available for sale. The components of other comprehensive income (loss) and the related tax effects were as follows:

	For the period ended March 31,
(Dollars in thousands)	2023			2022
Securities available for sale:	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized gains (losses) arising during the period	$2,845	599	2,246	(13,746)	(3,728)	(10,018)
Other comprehensive income (loss)	$2,845	599	2,246	(13,746)	(3,728)	(10,018)

(7)	Securities Available For Sale

The following table shows the gross unrealized losses and fair values for the securities available for sale portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2023 and December 31, 2022.

	Less Than Twelve Months			Twelve Months or More			Total
(Dollars in thousands)	# of Investments	Fair Value	Unrealized Losses	# of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2023
Mortgage backed securities:
Federal National Mortgage Association (FNMA)	0	$0	0	34	$101,000	(11,599)	$101,000	(11,599)
Federal Home Loan Mortgage Corporation (FHLMC)	0	0	0	24	84,800	(10,013)	84,800	(10,013)
Collateralized mortgage obligations:
FNMA	0	0	0	1	36	(2)	36	(2)
Other marketable securities:
U.S. Government agency obligations	2	9,839	(161)	9	43,563	(1,435)	53,402	(1,596)
Corporate preferred stock	0	0	0	1	455	(245)	455	(245)
Total temporarily impaired securities	2	$9,839	(161)	69	$229,854	(23,294)	$239,693	(23,455)

	Less Than Twelve Months			Twelve Months or More			Total
(Dollars in thousands)	# of Investments	Fair Value	Unrealized Losses	# of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2022
Mortgage backed securities:
FNMA	12	$19,337	(1,629)	22	$85,599	(11,125)	$104,936	(12,754)
FHLMC	4	10,542	(1,214)	20	77,174	(9,963)	87,716	(11,177)
Collateralized mortgage obligations:
FNMA	1	36	(2)	0	0	0	36	(2)
Other marketable securities:
U.S. government agency obligations	4	19,334	(667)	7	33,507	(1,490)	52,841	(2,157)
Corporate preferred stock	0	0	0	1	490	(210)	490	(210)
Total temporarily impaired securities	21	$49,249	(3,512)	50	$196,770	(22,788)	$246,019	(26,300)

The Company reviews its investment portfolio on a quarterly basis for indications of impairment due to credit-related factors or noncredit-related factors and the Company does not intend to sell the securities and has the intent and ability to hold them for a period of time sufficient for recovery in their amortized cost basis. This review includes analyzing the extent to which the fair value has been lower than the cost, the market liquidity for the investment, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

As of March 31, 2023, the Company does not consider its unrealized losses on its securities available for sale to be attributable to credit-related factors. All of the Company’s investments, with the exception of the corporate preferred stock, are issued by U.S. government agencies, are implicitly guaranteed by the U.S. government, and have a long history of no credit losses. The unrealized losses on impaired securities, other than the corporate preferred stock, are the result of changes in interest rates. The unrealized losses reported for the corporate preferred stock at March 31, 2023 relates to a single trust preferred security that was issued by the holding company of a community bank. As of March 31, 2023 all payments were current on the trust preferred security and the issuer’s subsidiary bank was considered to be well-capitalized based on its most recent regulatory filing. Based on a review of the issuer, it was determined that the trust preferred security was not impaired as a result of credit-related factors at March 31, 2023 as the Company does not intend to sell the security and has the intent and ability to hold it for a period of time sufficient for recovery in amortized cost. Management believes that the Company will receive all principal and interest payments contractually due on the security and that the decrease in the market value is primarily due to a lack of liquidity in the market for trust preferred securities. Management will continue to monitor the credit risk of the issuer and may be required to recognize an other-than temporary impairment on this security in future periods by recording an allowance for credit losses. There were no other-than-temporary impairments charged to earning during 2022. During the three months ended March 31, 2023 and March 31, 2022, there were no sales of securities.

The Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of securities available for sale. Accrued interest receivable on securities available for sale is reported as a component of accrued interest receivable on the consolidated balance sheet and totaled $0.4 million at March 31, 2023 and is excluded from the estimated credit losses.

A summary of securities available for sale at March 31, 2023 and December 31, 2022 is as follows:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2023
Mortgage-backed securities:
FNMA	$112,599	0	(11,599)	101,000
FHLMC	94,813	0	(10,013)	84,800
Collateralized mortgage obligations:
FNMA	38	0	(2)	36
	207,450	0	(21,614)	185,836
Other marketable securities:
U.S. Government agency obligations	54,998	0	(1,596)	53,402
Corporate preferred stock	700	0	(245)	455
	55,698	0	(1,841)	53,857
	$263,148	0	(23,455)	239,693

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2022
Mortgage-backed securities:
FNMA	$117,690	0	(12,754)	104,936
FHLMC	98,893	0	(11,177)	87,716
Collateralized mortgage obligations:
FNMA	38	0	(2)	36
	216,621	0	(23,933)	192,688
Other marketable securities:
U.S. Government agency obligations	54,998	0	(2,157)	52,841
Corporate preferred stock	700	0	(210)	490
	55,698	0	(2,367)	53,331
	$272,319	0	(26,300)	246,019

The Company had available for sale securities pledged as collateral for customer deposits in excess of the $250,000 insurance limit of the Federal Deposit Insurance Corporation. The securities pledged had a fair market value of $44.0 million and $45.9 million at March 31, 2023 and December 31, 2022, respectively.

The following table indicates amortized cost and estimated fair value of securities available for sale at March 31, 2023 based upon contractual maturity adjusted for scheduled repayments of principal and projected prepayments of principal based upon current economic conditions and interest rates.

(Dollars in thousands)	Amortized Cost	Fair Value
Due less than one year	$78,761	73,186
Due after one year through five years	136,725	123,983
Due after five years through fifteen years	47,658	42,521
Due after fifteen years	4	3
Total	$263,148	239,693

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

(8)	Loans Receivable, Net

A summary of loans receivable at March 31, 2023 and December 31, 2022 is as follows:

(Dollars in thousands)	March 31, 2023	December 31, 2022
Single family	$208,321	205,890
Commercial real estate:
Real estate rental and leasing	252,339	249,783
Other	222,384	221,562
	474,723	471,345
Consumer	47,852	44,817
Commercial business	66,929	65,835
Total loans	797,825	787,887
Less:
Unamortized discounts	14	13
Net deferred loan fees	487	519
Allowance for credit losses	11,342	10,277
Total loans receivable, net	$785,982	777,078

(9)	Allowance for Credit Losses and Credit Quality Information

The allowance for credit losses is summarized as follows:

(Dollars in thousands)	Single Family	Commercial Real Estate	Consumer	Commercial Business	Total
Balance, December 31, 2022	$1,261	7,026	1,058	932	10,277
January 1, 2023 adoption of ASU 2016-13	(259)	512	(485)	1,302	1,070
Provision for losses	(44)	23	46	(57)	(32)
Recoveries	1	0	1	25	27
Balance, March 31, 2023	$959	7,561	620	2,202	11,342

Balance, December 31, 2021	$974	6,388	981	936	9,279
Provision for losses	28	107	10	151	296
Charge-offs	0	0	(1)	0	(1)
Recoveries	0	0	1	9	10
Balance, March 31, 2022	$1,002	6,495	991	1,096	9,584

Allocated to:
Individual allowance	$33	0	112	17	162
Collective allowance	1,228	7,026	946	915	10,115
Balance, December 31, 2022	$1,261	7,026	1,058	932	10,277

Allocated to:
Individual allowance	$31	0	133	39	203
Collective allowance	928	7,561	487	2,163	11,139
Balance, March 31, 2023	$959	7,561	620	2,202	11,342

Loans receivable at December 31, 2022:
Individually reviewed for impairment	$908	179	492	561	2,140
Collectively reviewed for impairment	204,982	471,166	44,325	65,274	785,747
Ending balance	$205,890	471,345	44,817	65,835	787,887

Loans receivable at March 31, 2023:
Individually reviewed for impairment	$890	178	544	505	2,117
Collectively reviewed for impairment	207,431	474,545	47,308	66,424	795,708
Ending balance	$208,321	474,723	47,852	66,929	797,825

The Company adopted ASU 2016-13 on January 1, 2023, and uses a standardized process to determine the appropriateness of the allowance for credit losses (ACL) for the commercial real estate, commercial business, single family, and consumer loan portfolios. The determination of the ACL for each of these portfolios is calculated on a pooled basis when similar risk characteristics exist and on an individual basis when loans do not share risk characteristics such as all non-performing loans. The determination of the quantitative pooled loan reserves for the commercial real estate and commercial business loan portfolios involves analyzing prior year losses over a full credit cycle by their assigned standardized risk ratings and applying these historic loss factors to the loans in the current portfolio with similar risk ratings. This process is referred to as a Vintage Loss Analysis. The determination of the quantitative pooled loan reserves for the single family and consumer loan portfolios involves analyzing prior year losses over a full credit cycle based on certain loan and borrower risk characteristics when the loans were originated and applying these historic loss factors to the loans in the current portfolio with similar risk characteristics. Qualitative reserves are also established and reflect management’s overall estimate of the extent to which current expected credit losses on collectively evaluated loans will differ from historical loss experience. The determination of the qualitative reserves for all of the loan categories involves an analysis and consideration of certain factors that are anticipated to have an impact on future credit losses including, but not limited to: actual and anticipated changes in the size, composition, and concentrations of the loan portfolios; national, regional, and local economic conditions including inflation and unemployment data; loan delinquencies, the level of non-accrual loans, and risk rating trends; lending policies, procedures, and staffing; the scope and results of loan quality reviews; and the demand for single family homes, commercial real estate, and building lots.

The Company’s total expected loss estimate is based, in part, on the maximum historical credit loss experience of each of pool of loans over a full credit cycle and all available portfolio data is considered in the analysis. When historical credit loss experience is not sufficient for a specific portfolio, the Company may supplement its own portfolio data with external data. Assessing these numerous factors involves significant judgement.

Collateral dependent loans are those for which the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. These loans do not typically share similar risk characteristics with other loans and expected credit losses are evaluated on an individual basis. Loans evaluated individually are not included in the collective evaluation. Estimates of expected credit losses for collateral dependent loans, whether or not foreclosure is probable, are based on the fair value of the collateral, adjusted for selling costs when repayment depends on the sale of the collateral. The appropriateness of the ACL on individually reviewed collateral dependent loans is dependent upon management’s estimates of variables affecting valuation, appraisals of collateral, evaluations of performance and status and the amounts and timing of future cash flows expected to be received on these loans. Such estimates, appraisals, evaluations, and cash flows may be subject to adjustments due to changing economic prospects of borrowers or properties. The fair market value of collateral dependent loans is typically based on the appraised value of the property less estimated selling costs. The estimates are reviewed periodically, and any adjustments are recorded in the provision for credit losses in the periods in which the adjustments become known and loans are charged off to the extent they are deemed to be uncollectible. Because of the size of some loans, changes in estimates can have a significant impact on the credit loss provision. The Company increases its allowance for credit losses by charging the provision for credit losses against income and by receiving recoveries of previously charged off loans. The Company decreases its allowance by crediting the provision for credit losses and recording loan charge-offs. The methodology for establishing the allowance for credit losses takes into consideration probable losses that have been identified in connection with the loans individually reviewed as well as the expected losses in each identified pool of loans that have not been individually reviewed.

The Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of loans. Accrued interest receivable on loans is reported as a component of accrued interest receivable on the consolidated balance sheet and totaled $2.8 million at March 31, 2023 and is excluded from the estimated credit losses.

In addition to the ACL on loans, the Company has established an ACL on unfunded commitments that is included in other liabilities on the consolidated balance sheets. This reserve is maintained at a level that management believes is sufficient to absorb losses arising from unfunded loan commitments, and is determined quarterly based on an estimate of the amount of the outstanding commitments that will be funded and multiplying the anticipated outstanding loan balance by the loss rate for the loan category. The allowance for unfunded commitments at March 31, 2023 was $0.1 million.

The provision for credit losses is determined by the Company as the amount to be added to the ACL for various types of financial instruments including loans, investment securities, and off-balance sheet credit exposures after net charge-offs have been deducted to bring the ACL to a level that, in management’s judgment, is necessary to absorb expected credit losses over the lives of the respective financial instruments. No provision for credit losses was recorded on available-for-sale investment securities in the first quarter of 2023.

The following table present the components of the provision for credit losses.

	Three months ended
(Dollars in thousands)	March 31, 2023	March 31, 2022
Provision for credit losses on:
Loans (1)	$(32)	296
Unfunded commitments	24	0
Total	$(8)	296

(1)The Company adopted ASU 2016-13 as of January 1, 2023. The 2022 amounts presented are calculated under the prior accounting standard.

The following table presents total loans by risk categories and year of origination as of March 31, 2023:

(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Total
Single family
Pass	$7,493	63,226	66,964	38,104	11,775	18,332	0	205,894
Special Mention	0	394	335	0	0	0	0	729
Substandard	0	661	148	83	191	572	0	1,655
Doubtful	0	0	0	0	26	17	0	43
Loss	0	0	0	0	0	0	0	0
	7,493	64,281	67,447	38,187	11,992	18,921	0	208,321

Commercial Real Estate
Pass	16,071	202,842	121,182	74,731	15,640	13,117	0	443,583
Special Mention	0	948	874	11,251	0	2,156	0	15,229
Substandard	1,251	1,989	292	11,228	656	495	0	15,911
Doubtful	0	0	0	0	0	0	0	0
Loss	0	0	0	0	0	0	0	0
	17,322	205,779	122,348	97,210	16,296	15,768	0	474,723

Consumer
Pass	6,740	10,031	2,124	2,553	3,226	6,171	16,400	47,245
Special Mention	20	0	0	0	0	0	0	20
Substandard	0	30	139	0	4	172	113	458
Doubtful	0	17	0	0	0	0	0	17
Loss	0	1	36	0	0	26	49	112
	6,760	10,079	2,299	2,553	3,230	6,369	16,562	47,852

Commercial Business
Pass	7,456	10,858	4,749	4,578	332	1,053	32,051	61,077
Special Mention	0	1,555	0	0	0	0	1,620	3,175
Substandard	81	731	293	667	42	42	821	2,677
Doubtful	0	0	0	0	0	0	0	0
Loss	0	0	0	0	0	0	0	0
	7,537	13,144	5,042	5,245	374	1,095	34,492	66,929

Total Loans	$39,112	293,283	197,136	143,195	31,892	42,153	51,054	797,825

The Company had no loans that were charged off in the first quarter of 2023 and therefore no gross charge-off information is presented in the above table.

Credit Quality Indicators

The Company categorized loans into risk categories based on relevant information about the ability of borrowers to service their debt. The information considered includes information, such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company established a risk rating at origination for all commercial real estate and commercial business loans and management monitors the loans on an ongoing basis for any changes in the borrower’s ability to service their debt. Management also affirms the risk ratings for these loans on an annual basis. The Company uses the following definitions for classifying loans:

Special Mention - Loans classified as special mention are loans that have potential weaknesses that, if left uncorrected, may result in deterioration of the repayment prospects for the asset or in the Bank’s credit position at some future date.

Substandard - Loans classified as substandard are loans that are generally inadequately protected by the current net worth and paying capacity of the obligor, or by the collateral pledged, if any. Loans classified as substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. Substandard loans are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

Doubtful - Loans classified as doubtful have the weaknesses of those classified as substandard, with additional characteristics that make collection in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss.

Loss - Loans classified as loss are essentially uncollateralized and/or considered uncollectible and of such little value that continuance as an asset on the balance sheet may not be warranted.

Classified loans are categorized as special mention, substandard, doubtful, and loss. Loans classified as substandard, doubtful, or loss require the Bank to perform an analysis of the individual loan and charge off any loans, or portion thereof, that are deemed uncollectible. Loans not meeting the criteria above to require an individual analysis that are not classified as special mention are considered to be unclassified or pass-rated loans.

The aging of past due loans at March 31, 2023 and December 31, 2022 is summarized as follows:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
March 31, 2023
Single family	$340	0	453	793	207,528	208,321	0
Commercial real estate:
Real estate rental and leasing	0	0	0	0	252,339	252,339	0
Other	0	0	0	0	222,384	222,384	0
Consumer	270	0	163	433	47,419	47,852	0
Commercial business	0	0	0	0	66,929	66,929	0
	$610	0	616	1,226	796,599	797,825	0
December 31, 2022
Single family	$380	145	481	1,006	204,884	205,890	0
Commercial real estate:
Real estate rental and leasing	0	0	0	0	249,783	249,783	0
Other	578	0	0	578	220,984	221,562	0
Consumer	394	123	88	605	44,212	44,817	0
Commercial business	0	0	0	0	65,835	65,835	0
	$1,352	268	569	2,189	785,698	787,887	0

The Company considers a loan to have defaulted when it becomes 90 or more days past due and the loan is classified as non-accruing. When a loan is classified as non-accruing, any accrued interest on the loan is reversed from interest income and any subsequent interest on the loan is recognized using the cash basis method of income recognition. A non-accruing loan may be reclassified as an accruing loan after the loan becomes current.

The following table presents the carrying value of collateral dependent individually analyzed loans as of March 31, 2023:

	March 31, 2023
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans with no related allowance recorded:
Single family	$655	673	0
Commercial real estate:
Other	178	178	0
Consumer	371	371	0

Loans with an allowance recorded:
Single family	235	235	31
Consumer	173	173	133
Commercial business	505	505	39

Total:
Single family	890	908	31
Commercial real estate:
Other (1)	178	178	0
Consumer (2)	544	544	133
Commercial business (3)	505	505	39
	$2,117	2,135	203

(1) Secured by commercial land.

(2) Secured by second mortgages on single family housing and recreational vehicles.

(3) Secured by business equipment primarily related to the farming and trucking industries.

The following table presents, under previously applicable GAAP, loans individually evaluated for impairment by portfolio segment as of December 31, 2022:

	December 31, 2022
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans with no related allowance recorded:
Single family	$667	685	0
Commercial real estate:
Other	179	179	0
Consumer	338	338	0

Loans with an allowance recorded:
Single family	241	241	33
Consumer	154	154	112
Commercial business	561	561	17

Total:
Single family	908	926	33
Commercial real estate:
Other (1)	179	179	0
Consumer (2)	492	492	112
Commercial business (3)	561	561	17
	$2,140	2,158	162

(1) Secured by commercial land.

(2) Secured by second mortgages on single family housing and recreational vehicles.

(3) Secured by business equipment primarily related to the farming and trucking industries.

The following table summarizes the average recorded investment and interest income recognized on loans individually evaluated for impairment under previously applicable GAAP during the three months ended March 31, 2022:

	March 31, 2022
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance recorded:
Single family	$324	2
Commercial real estate:
Other	187	0
Consumer	389	2

Loans with an allowance recorded:
Single family	86	0
Commercial real estate:
Other	3,467	0
Consumer	146	1
Commercial business	7	0

Total:
Single family	410	2
Commercial real estate:
Other	3,654	0
Consumer	535	3
Commercial business	7	0
	$4,606	5

At March 31, 2023 and December 31, 2022, non-accruing loans totaled $1.9 million and $1.9 million, respectively, for which the related allowance for credit losses was $0.2 million for both periods. All of the interest income recognized for non-accruing loans was recognized using the cash basis method of income recognition. Non-accruing loans for which no specific allowance has been recorded because management determined that the value of the collateral was sufficient to repay the loan totaled $1.0 million at both March 31, 2023 and December 31, 2022.

The non-accrual loans at March 31, 2023 and December 31, 2022 are summarized as follows:

(Dollars in thousands)	March 31, 2023	December 31, 2022

Single family	$890	$908
Consumer	494	441
Commercial business	474	529
	$1,858	$1,878

Single family loans that were in process of foreclosure were $0.2 million at both March 31, 2023 and December 31, 2022.

The Company adopted ASU 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures on January 1, 2023. The amendments in this ASU were applied prospectively, and therefore, loan modification and charge off information is provided for only those items occurring after the January 1, 2023 adoption date.

Based on the guidance in ASU 2022-02, a loan modification or refinancing results in a new loan if the terms of the new loan are at least as favorable to the lender as the terms with customers with similar collection risks that are not refinancing or restructuring their loans and the modification to the terms of the loan are more than minor. If a loan modification or refinancing does not result in a new loan, it is classified as a loan modification.

There are additional disclosures for modification of loans with borrowers experience financial difficulty that result in a direct change in the timing or amount of contractual cash flows. The disclosures are applicable to situations where there is principal forgiveness, interest rate reductions, other-than-insignificant payment delays, term extensions, or a combination of any of these items. If the Company modifies any loans to borrowers in financial distress that involves principal forgiveness, the amount of principal that is forgiven is charged off against the ACL. The Company had no loan modifications to borrowers experiencing financial difficulties in the first quarter of 2023 and there were no modifications to borrowers experiencing financial difficulties that were outstanding at March 31, 2023.

(10)	Intangible Assets

The Company’s intangible assets consist of goodwill and mortgage servicing rights. A summary of mortgage servicing rights activity is as follows:

(Dollars in thousands)	Three Months Ended March 31, 2023	Twelve Months Ended December 31, 2022	Three Months Ended March 31, 2022
Balance, beginning of period	$2,986	3,280	3,280
Originations	91	615	215
Amortization	(199)	(909)	(225)
Balance, end of period	$2,878	2,986	3,270
Fair value of mortgage servicing rights	$6,414	6,344	5,469

All of the loans sold where the Company continues to service the loans are serviced for FNMA under the individual loan sale program. The following is a summary of the risk characteristics of the loans being serviced for FNMA at March 31, 2023:

		Weighted	Weighted
	Loan	Average	Average
	Principal	Interest	Remaining	Number
(Dollars in thousands)	Balance	Rate	Term (months)	of Loans
Original term 15 year fixed rate	$104,278	2.89%	133	1,006
Original term 30 year fixed rate	428,481	3.60	306	2,678

Amortization expense for intangible assets was $0.2 million for the three month periods ended March 31, 2023 and 2022. The gross carrying amount of intangible assets and the associated accumulated amortization at March 31, 2023 and December 31, 2022 is presented in the following table.

	March 31, 2023
	Gross		Unamortized
	Carrying	Accumulated	Intangible
(Dollars in thousands)	Amount	Amortization	Assets
Mortgage servicing rights	$6,026	(3,148)	2,878
Goodwill	802	0	802
Total	$6,828	(3,148)	3,680

	December 31, 2022
	Gross		Unamortized
	Carrying	Accumulated	Intangible
(Dollars in thousands)	Amount	Amortization	Assets
Mortgage servicing rights	$5,995	(3,009)	2,986
Goodwill	802	0	802
Total	$6,797	(3,009)	3,788

The following table indicates the estimated future amortization expense for mortgage servicing rights:

(Dollars in thousands)	Mortgage Servicing Rights
Year ending December 31,
2023	$537
2024	676
2025	611
2026	515
2027	339
Thereafter	200
Total	$2,878

Projections of amortization are based on existing asset balances and the existing interest rate environment as of March 31, 2023. The Company’s actual experience may be significantly different depending upon changes in mortgage interest rates and other market conditions.

No amortization expense relating to goodwill is recorded as GAAP does not allow goodwill to be amortized but requires that it be tested for impairment at least annually, or sooner, if there are indications that impairment may exist.

Goodwill was tested for impairment at March 31, 2023 due to the Company’s stock price being less than its book value and the Company determined that it was not permanently impaired and no write down was required.

(11)	Leases

The Company accounts for its leases in accordance with ASC Topic 842. Operating lease right-of-use assets represent the Company’s right to use an underlying asset during the lease term and operating lease liabilities represent its obligation to make lease payments arising from the lease. Right-of-use assets and operating lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents the Company’s incremental borrowing rate at the lease commencement date. Because the Company only has operating leases and the right-of-use asset is offset by a lease payment obligation liability, the lease payments are the only amount that is recorded in occupancy expense in the consolidated statements of comprehensive income (loss).

The Company’s leases relate to office space and bank branches with remaining lease terms between seventeen and fifty-six months. Certain leases contain extension options which typically range from three to ten years. Because these extension options are not considered reasonably certain of exercise, they are not included in the lease term. As of March 31, 2023 a $0.5 million right-of-use asset and an offsetting lease payment obligation liability were recorded on the consolidated balance sheet in other assets and other liabilities, respectively. Operating lease costs were $0.1 million for the three-month periods ended March 31, 2023 and 2022.

The table below summarizes other information related to the Company’s operating leases:

(Dollars in thousands)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$55	57
Weighted-average remaining lease term – operating leases, in years	2.6	2.2
Weighted-average discount rate – operating leases	2.66%	1.83%

The table below summarizes the maturity of remaining lease liabilities at March 31, 2023:

(Dollars in thousands)	March 31, 2023
2023	$175
2024	212
2025	58
2026	27
2027	25
Total lease payments	497
Less: Interest	(18)
Present value of lease liabilities	$479

(12)	Earnings per Common Share

The following table reconciles the weighted average shares outstanding and the earnings available to common stockholders used for basic and diluted earnings per common share:

	Three Months Ended March 31, March 31,
(Dollars in thousands, except per share data)	2023	2022
Weighted average number of common shares outstanding used in basic earnings per common share calculation	4,338,922	4,391,325
Net dilutive effect of:
Restricted stock awards and options	29,112	33,878
Weighted average number of shares outstanding adjusted for effect of dilutive securities	4,368,034	4,425,203
Income available to common stockholders	$1,634	1,487
Basic earnings per common share	$0.38	0.34
Diluted earnings per common share	$0.37	0.34

(13)	Regulatory Capital and Oversight

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

The Bank’s average total assets and adjusted total assets for the first quarter of 2023 were both $1.1 billion and its risk-weighted assets were $872.8 million. The following table presents the Bank’s capital amounts and ratios at March 31, 2023 for actual capital, required capital and excess capital, including ratios in order to qualify as being well capitalized under the prompt corrective actions regulations.

	Actual		Required to be Adequately Capitalized		Excess Capital		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Percent of Assets(1)	Amount	Percent of Assets(1)	Amount	Percent of Assets(1)	Amount	Percent of Assets(1)
March 31, 2023
Common equity Tier 1 capital	$101,168	11.59%	$39,274	4.50%	$61,894	7.09%	$56,730	6.50%
Tier 1 leverage	101,168	9.20	43,977	4.00	57,191	5.20	54,971	5.00
Tier 1 risk-based capital	101,168	11.59	52,366	6.00	48,802	5.59	69,821	8.00
Total risk-based capital	112,084	12.84	69,821	8.00	42,263	4.84	87,276	10.00

(1) Based upon the Bank’s adjusted total assets for the purpose of the Tier 1 leverage capital ratio and risk-weighted assets for the purpose of the risk-based capital ratios.

The Bank must maintain a capital conservation buffer of 2.50% composed of common equity Tier 1 capital above its minimum risk-based capital requirements in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. Management believes that, as of March 31, 2023, the Bank’s capital ratios were in excess of those quantitative capital ratio standards set forth under the current prompt corrective action regulations, including the capital conservation buffer described above. However, there can be no assurance that the Bank will continue to maintain such status in the future. The Office of the Comptroller of the Currency has extensive discretion in its supervisory and enforcement activities and can adjust the requirement to be well-capitalized in the future.

(14)	Stockholders’ Equity

The Company did not repurchase any shares of its common stock in the open market during the first quarter of 2023. At March 31, 2023, the Company was authorized to repurchase up to $6.0 million more of its common stock under the existing share repurchase program. The Company also declared a quarterly dividend of 6 cents per share that was paid to stockholders as of the record date on March 8, 2023.

(15)	Commitments and Contingencies

The Bank issues standby letters of credit which guarantee the performance of customers to third parties. The standby letters of credit issued and available at March 31, 2023 were approximately $9.2 million, expire over the next twenty months, and are collateralized primarily with commercial real estate mortgages. Since the conditions under which the Bank is required to fund the standby letters of credit may not materialize, the cash requirements are expected to be less than the total outstanding commitments.

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

(Dollars in thousands)	Home Federal Savings Bank	Other	Eliminations	Consolidated Total
At or for the quarter ended March 31, 2023:
Interest income - external customers	$9,913	0	0	9,913
Non-interest income - external customers	1,928	0	0	1,928
Intersegment interest income	0	64	(64)	0
Intersegment non-interest income	58	1,748	(1,806)	0
Interest expense	1,914	0	(64)	1,850
Provision for credit losses	(8)	0	0	(8)
Non-interest expense	7,542	209	(58)	7,693
Income tax expense (benefit)	703	(31)	0	672
Net income	1,748	1,634	(1,748)	1,634
Total assets	1,071,577	100,231	(100,226)	1,071,582
At or for the quarter ended March 31, 2022:
Interest income - external customers	$7,565	0	0	7,565
Non-interest income - external customers	2,375	0	0	2,375
Intersegment interest income	0	9	(9)	0
Intersegment non-interest income	59	1,638	(1,697)	0
Interest expense	292	0	(9)	283
Provision for credit losses	296	0	0	296
Non-interest expense	7,106	205	(59)	7,252
Income tax expense (benefit)	667	(45)	0	622
Net income	1,638	1,487	(1,638)	1,487
Total assets	1,028,627	100,755	(99,984)	1,029,398

Item 2:	HMN FINANCIAL, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Information

Safe Harbor Statement

This quarterly report on Form 10-Q and other reports filed by HMN Financial, Inc (HMN or the Company) with the Securities and Exchange Commission (SEC), may contain forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are often identified by such forward-looking terminology as “anticipate,” “continue,” “could,” “estimate,” “expect,” “future,” “may,” “project” and “will,” or similar statements or variations of such terms and include, but are not limited to, those relating to: enacted and expected changes to the federal funds rate; the anticipated impacts of inflation and rising interest rates on the general economy, the Bank’s clients, and the allowance for credit losses; anticipated future levels of the provision for credit losses; and the payment of dividends by HMN.

A number of factors, many of which may be amplified by the deterioration in economic conditions, could cause actual results to differ materially from the Company’s assumptions and expectations. These include but are not limited to the adequacy and marketability of real estate and other collateral securing loans to borrowers, including management’s estimates of variable affecting valuation and appraisals of collateral; federal and state regulation and enforcement; possible legislative and regulatory changes, including changes to regulatory capital rules; the ability of the Bank to comply with other applicable regulatory capital requirements; enforcement activity of the Office of the Comptroller of the Currency and the Federal Reserve Bank of Minneapolis in the event of non-compliance with any applicable regulatory standard or requirement; adverse economic, business and competitive developments such as shrinking interest margins, reduced collateral values, deposit outflows, changes in credit or other risks posed by the Company’s loan and investment portfolios; changes in costs associated with traditional and alternate funding sources, including changes in collateral advance rates and policies of the Federal Home Loan Bank and the Federal Reserve Bank; technological, computer-related or operational difficulties including those from any third party cyberattack; reduced demand for financial services and loan products; adverse developments affecting the financial services industry, such as recent bank failures or concerns involving liquidity; changes in accounting policies and guidelines, or monetary and fiscal policies of the federal government or tax laws; domestic and international economic developments; the Company’s access to and adverse changes in securities markets; the market for credit related assets; the future operating results, financial condition, cash flow requirements and capital spending priorities of the Company and the Bank; the availability of internal and, as required, external sources of funding; the Company’s ability to attract and retain employees; or other significant uncertainties. Additional factors that may cause actual results to differ from the Company’s assumptions and expectations include those set forth in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. All forward-looking statements are qualified by, and should be considered in conjunction with, such cautionary statements. All statements in this quarterly report on Form 10-Q, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no duty to update any of the forward-looking statements after the date of this quarterly report on Form 10-Q.

General

HMN is the stock savings bank holding company for the Bank, which operates community banking and loan production offices in Minnesota, Iowa and Wisconsin. The earnings of the Company are primarily dependent on the Bank's net interest income, which is the difference between interest earned on loans and investments, and the interest paid on interest-bearing liabilities such as deposits and other borrowings. The difference between the average rate of interest earned on assets and the average rate paid on liabilities is the interest rate spread. Net interest income is produced when interest-earning assets equal or exceed interest-bearing liabilities and there is a positive interest rate spread. Net interest income and net interest rate spread are affected by changes in interest rates, the volume and composition of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. The Company's net earnings are also affected by the generation of non-interest income, which consists primarily of gains from the sale of loans, fees for servicing loans, commissions on the sale of uninsured investment products, and service charges on deposit accounts. The Bank incurs expenses in addition to interest expense in the form of compensation and benefits, occupancy and equipment expenses, provisions for credit losses, data processing costs, professional services, deposit insurance, amortization expense on mortgage servicing assets, advertising expenses, and income taxes. The earnings of financial institutions, such as the Bank, are also significantly affected by prevailing economic and competitive conditions, particularly changes in interest rates, government monetary and fiscal policies, and regulations of various regulatory authorities. Lending activities are influenced by the demand for and supply of business credit, single family and commercial properties, competition among lenders, the level of interest rates and the availability of funds. Deposit flows and costs of deposits are influenced by prevailing market rates of interest on competing investments, account maturities and the levels of personal income and savings.

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

Allowance for Credit Losses and Related Provision

The Company adopted Accounting Standards Update (ASU) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments on January 1, 2023. Under ASU 2016-13, the allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are also not included in the collective evaluations. The collective reserve amount is assessed based on size and risk characteristics of the various portfolio segments, past loss history and other adjustments determined to have a potential impact on future credit losses.

The Company has a standardized process to determine the appropriateness of the credit loss allowance for the commercial real estate, commercial business, single family, and consumer loan portfolios. The determination of the allowance for each of these portfolios is calculated on a pooled basis with individual determination of the allowance for all non-performing loans. The determination of the quantitative pooled loan reserves for the commercial real estate and commercial business loan portfolios involves analyzing prior year losses by their assigned standardized risk ratings and applying these historic loss factors to the loans in the current portfolio with similar risk rating. This process is referred to as a Vintage Loss Analysis. The determination of the quantitative pooled loan reserves for the single family and consumer loan portfolios involves analyzing prior year losses based on certain loan and borrower risk characteristics when the loans were originated and applying these historic loss factors to the loans in the current portfolio with similar risk characteristics. Qualitative reserves are also established and reflect management’s overall estimate of the extent to which current expected credit losses on collectively evaluated loans will differ from historical loss experience. The determination of the qualitative reserves for all of the loan categories involves an analysis and consideration of certain factors that are anticipated to have an impact on future credit losses including, but not limited to: actual and anticipated changes in the size, composition, and concentrations of the loan portfolios; national, regional, and local economic conditions including inflation and unemployment data; loan delinquencies; the scope and results of loan quality reviews; level of non-accrual loans, and risk rating trends; lending policies, procedures, and staffing; and the demand for single family homes, commercial real estate, and building lots.

The appropriateness of the allowance for credit losses on individually reviewed collateral dependent loans is dependent upon management’s estimates of variables affecting valuation, appraisals of collateral, evaluations of performance and status and the amounts and timing of future cash flows expected to be received on impaired loans. Such estimates, appraisals, evaluations, and cash flows may be subject to adjustments due to changing economic prospects of borrowers or properties. The fair market value of collateral dependent loans is typically based on the appraised value of the property less estimated selling costs. The estimates are reviewed periodically, and any adjustments are recorded in the provision for credit losses in the periods in which the adjustments become known and loans are charged off to the extent they are deemed to be uncollectible. Because of the size of some loans, changes in estimates can have a significant impact on the credit loss provision. The Company increases its allowance for credit losses by charging the provision for credit losses against income and by receiving recoveries of previously charged off loans. The Company decreases its allowance by crediting the provision for credit losses and recording loan charge-offs. The methodology for establishing the allowance for credit losses takes into consideration probable losses that have been identified in connection with the loans individually reviewed as well as the expected losses in each identified pool of loans that have not been individually reviewed. Although management believes that based on current conditions the allowance for credit losses is maintained at an appropriate amount to provide for the expected loan losses in the portfolio as of the balance sheet dates, future conditions may differ substantially from those anticipated in determining the allowance for credit losses and adjustments may be required in the future. See “Note 3 - New Accounting Pronouncements” in the Notes to Consolidated Financial Statements for further information on the impact to the Company’s financial statements when ASU 2016-13 was adopted on January 1, 2023.

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

The Company maintains significant net deferred tax assets for deductible temporary differences, the two largest relating to the net unrealized loss on securities available for sale and the allowance for credit losses. For tax purposes, the net unrealized losses on securities available for sale are not recognized unless the securities are sold and the loss becomes realized. For book purposes, the unrealized losses, net of income taxes, are reported as a separate component of stockholders’ equity until realized. For the allowance for credit losses, only the net charge-offs are deductible while the entire provision for credit losses is used to determine book income. A deferred tax asset for both of these items is created because of the timing difference of when the expense is recognized for book and tax purposes. Under GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that the deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon management’s judgment and evaluation of both positive and negative evidence, including the forecasts of future income, tax planning strategies, and assessments of the current and future economic and business conditions. The positive evidence considered includes the Company’s cumulative net income in the prior three-year period, the ability to implement tax planning strategies to accelerate taxable income recognition, and the probability that taxable income will be generated in future periods. The Company could not currently identify any negative evidence. It is possible that future conditions may differ substantially from those anticipated in determining that no valuation allowance was required on deferred tax assets and adjustments may be required in the future.

Determining the ultimate settlement of any tax position requires significant estimates and judgments in arriving at the amount of tax benefits to be recognized in the financial statements. It is possible that the tax benefits realized upon the ultimate resolution of a tax position may result in tax benefits that are significantly different from those estimated.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2023 COMPARED TO THE QUARTER ENDED MARCH 31, 2022

Net Income

Net income was $1.6 million for the first quarter of 2023, an increase of $0.1 million compared to net income of $1.5 million for the first quarter of 2022. Diluted earnings per share for the first quarter of 2023 was $0.37, an increase of $0.03 from diluted earnings per share of $0.34 for the first quarter of 2022. The increase in net income between the periods was primarily because of a $0.8 million increase in net interest income due to an increase in interest earning assets and higher yields earned on those assets and a $0.3 million decrease in the provision for credit losses. These increases in net income were partially offset by a $0.6 million decrease in the gain on sales of loans because of a decrease in mortgage loan originations and sales due primarily to an increase in mortgage interest rates between the periods. Total non-interest expenses also increased $0.4 million between the periods primarily because of an increase in compensation and benefits expenses.

Net Interest Income

Net interest income was $8.1 million for the first quarter of 2023, an increase of $0.8 million, or 10.7%, compared to $7.3 million for the first quarter of 2022. Interest income was $9.9 million for the first quarter of 2023, an increase of $2.3 million, or 31.0%, from $7.6 million for the first quarter of 2022. Interest income increased because of the $54.6 million increase in the average interest-earning assets between the periods and also because of the increase in the average yield earned on interest-earning assets between the periods. The average yield earned on interest-earning assets was 3.80% for the first quarter of 2023, an increase of 74 basis points from 3.06% for the first quarter of 2022. The increase in the average yield is primarily related to the increase in market interest rates as a result of the 4.50% increase in the prime interest rate between the periods.

Interest expense was $1.9 million for the first quarter of 2023, an increase of $1.6 million, or 553.7%, compared to $0.3 million for the first quarter of 2022. Interest expense increased primarily because of the increase in the average interest rate paid on interest-bearing liabilities between the periods. Interest expense also increased because of the $47.6 million increase in the average interest-bearing liabilities and non-interest bearing deposits between the periods. The average interest rate paid on interest-bearing liabilities and non-interest bearing deposits was 0.77% for the first quarter of 2023, an increase of 64 basis points from 0.13% for the first quarter of 2022. The increase in the average rate paid is primarily related to the increase in market interest rates as a result of the 4.50% increase in the federal funds rate between the periods.

Net interest margin (net interest income divided by average interest-earning assets) for the first quarter of 2023 was 3.09%, an increase of 15 basis points, compared to 2.94% for the first quarter of 2022. The increase in the net interest margin is primarily because the increase in the average yield earned on interest-earning assets as a result of the increase in the prime rate was higher than the increase in the average rate paid on interest-bearing liabilities and non-interest bearing deposits between the periods.

A summary of the Company’s net interest margin for the three-month periods ended March 31, 2023 and 2022 is as follows:

	For the three-month period ended
	March 31, 2023			March 31, 2022
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
Interest-earning assets:
Securities available for sale	$268,684	795	1.20%	$295,370	788	1.08%
Loans held for sale	1,216	18	6.04	3,967	34	3.52
Single family loans, net	208,127	1,951	3.80	170,047	1,437	3.43
Commercial loans, net	522,921	6,373	4.94	449,279	4,809	4.34
Consumer loans, net	45,784	661	5.85	40,727	471	4.69
Other	10,814	115	4.31	43,593	26	0.24
Total interest-earning assets	1,057,546	9,913	3.80	1,002,983	7,565	3.06

Interest-bearing liabilities:
Checking accounts	161,708	188	0.47	160,315	41	0.10
Savings accounts	120,741	26	0.09	121,033	18	0.06
Money market accounts	258,768	655	1.03	250,745	132	0.21
Certificate accounts	136,986	934	2.77	84,343	92	0.44
Customer escrows	6,393	32	2.00	0	0	0.00
Advances and other borrowings	1,219	15	4.86	0	0	0.00
Total interest-bearing liabilities	685,815			616,436
Non-interest checking	282,136			303,697
Other non-interest bearing liabilities	2,423			2,636
Total interest-bearing liabilities and non-interest bearing deposits	$970,374	1,850	0.77	$922,769	283	0.13
Net interest income		$8,063			$7,282
Net interest rate spread			3.03%			2.93%
Net interest margin			3.09%			2.94%

Provision for Credit Losses

There was a small recapture in the provision for credit losses in the first quarter of 2023, a decrease of $0.3 million compared to $0.3 million for the first quarter of 2022. The provision for credit losses decreased primarily because of a decrease in the loan growth that was experienced between the periods. The small recapture in the provision recorded in the first quarter of 2023 is because of a decrease in the required collective reserves as a result of updating our projected losses associated with our historical loss calculation. This decrease was partially offset by an increase in the provision related to loan growth.

The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are also not included in the collective evaluations. The collective reserve amount is assessed based on size and risk characteristics of the various portfolio segments, past loss history and other adjustments determined to have a potential impact on future credit losses. The collective reserve amount decreased from the January 1, 2023 adoption amount based on projected losses associated with the quantitative historical loss calculation and this decrease was partially offset by growth in the loan portfolio. The Company’s qualitative reserve adjustments did not materially change during the quarter due to management’s perception that economic conditions had not materially changed, including those related to the elevated inflation rate, and enacted and expected increases in the federal funds rate.

A reconciliation of the Company’s allowance for credit losses for the first quarters of 2023 and 2022 is summarized as follows:

(Dollars in thousands)	2023	2022
Balance at January 1,	$10,277	9,279
Adoption of ASU 2016-13	1,070	0
Provision	(32)	296
Charge offs:
Consumer	0	(1)
Recoveries	27	10
Balance at March 31,	$11,342	9,584

Allocated to:
Collective allowance	$11,139	9,142
Individual allowance	203	442
Total	$11,342	9,584

On January 1, 2023, the Company adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The transition to this ASU resulted in a cumulative-effect adjustment to the allowance for credit losses of $1.1 million, an increase in deferred tax assets of $0.3 million, and a decrease to retained earnings of $0.8 million as of the adoption date. In addition, a liability for $0.1 million was established for projected future losses on unfunded commitments on outstanding lines of credit upon adoption. The projected liability for unfunded commitments increased $24,000 during the first quarter of 2023 and the provision for credit losses was increased to reflect the change.

Non-Interest Income

Non-interest income was $1.9 million for the first quarter of 2023, a decrease of $0.5 million, or 18.8%, from $2.4 million for the first quarter of 2022. Gain on sales of loans decreased $0.6 million between the periods because of a decrease in single family loan originations and sales due primarily to an increase in mortgage interest rates between the periods. This decrease was partially offset by a $0.1 million increase in other non-interest income due primarily to an increase in the gains recognized on equity securities between the periods. Fees and service charges increased slightly between the periods due primarily to an increase in the commitment fees earned on unused commercial lines of credit. Loan servicing fees increased slightly between the periods due to an increase in the aggregate balances of commercial loans that were being serviced for others.

Non-Interest Expense

Non-interest expense was $7.7 million for the first quarter of 2023, an increase of $0.4 million, or 6.1%, from $7.3 million for the first quarter of 2022. Compensation and benefits expense increased $0.5 million primarily because of annual salary increases and also because of a decrease in the direct loan origination compensation costs that were deferred as a result of the reduced mortgage loan production between the periods. Data processing expenses increased $0.2 million between the periods primarily because of the change to an outsourced data processing relationship at the end of the first quarter of 2022. Other non-interest expense increased $0.2 million between the periods primarily because of an increase in advertising costs and an increase in FDIC insurance costs between the periods due to an increase in rates. These increases in non-interest expense were partially offset by a $0.3 million decrease in professional services expense between the periods primarily because of a decrease in legal expenses relating to a bankruptcy litigation claim that was settled during the first quarter of 2022. Occupancy and equipment expense decreased $0.1 million due primarily to a decrease in noncapitalized software costs between the periods.

Income Taxes

Income tax expense was $0.7 million for the first quarter of 2023, an increase of $0.1 million from $0.6 million for the first quarter of 2022. The increase in income tax expense between the periods is primarily the result of an increase in pre-tax income.

FINANCIAL CONDITION

Non-Performing Assets

The following table summarizes the amounts and categories of non-performing assets in the Bank’s portfolio and loan delinquency information as of the end of the two most recently completed quarters.

	March 31,	December 31,
(Dollars in thousands)	2023	2022
Non‑performing loans:
Single family	$890	$908
Consumer	494	441
Commercial business	474	529
Total non‑performing assets	$1,858	$1,878
Total as a percentage of total assets	0.17%	0.17%
Total as a percentage of total loans receivable	0.23%	0.24%
Allowance for credit losses to non-performing loans	610.45%	547.24%

Delinquency data:
Delinquencies (1)
30+ days	$271	$1,405
90+ days	0	0
Delinquencies as a percentage of loan portfolio (1)
30+ days	0.03%	0.18%
90+ days	0.00%	0.00%

(1) Excludes non-accrual loans.

Total non-performing assets were $1.9 million at March 31, 2023 and December 31, 2022.

Dividends

The Company declared a quarterly dividend of 6 cents per share of common stock that was paid on March 8, 2023. The declaration and amount of any future cash dividends remains subject to the sole discretion of the Board of Directors and will depend upon many factors, including the Company’s results of operations, financial condition, capital requirements, regulatory and contractual restrictions, business strategy and other factors deemed relevant by the Board of Directors.

LIQUIDITY AND CAPITAL RESOURCES

For the quarter ended March 31, 2023, the net cash used by operating activities was $1.0 million. The Company collected $9.0 million in principal repayments on securities, purchased FHLB stock for $1.5 million, and received redemptions on FHLB stock of $1.4 million. The Company had a net decrease in deposit balances of $23.6 million and a decrease of customer escrows of $1.7 million during the quarter. It also obtained $0.1 million in treasury stock for the taxes payable on stock awards, paid dividends to stockholders of $0.3 million, purchased $0.3 million of premises and equipment, received proceeds from borrowings of $37.8 million and repaid borrowings of $35.5 million. Loans receivable also increased $10.4 million during the quarter.

The Company has certificates of deposit with outstanding balances of $75.4 million that come due over the next 12 months. Based upon past experience, management anticipates that the majority of the deposits will renew for another term. The Company believes that cash outflows from deposits that do not renew will be replaced with a combination of other customers’ deposits or FHLB advances. FRB borrowings could also be used to fund unanticipated outflows of certificates of deposit.

The Company had seven deposit customers each with aggregate deposits greater than $5.0 million as of March 31, 2023. The $85.9 million in funds held by these customers may be withdrawn at any time, but management anticipates that the majority of these deposits will not be withdrawn from the Bank over the next twelve months. If these deposits were withdrawn, it is anticipated that they would be replaced with deposits from other customers or brokers or with FHLB advances. FRB borrowings could also be used to replace unanticipated outflows of large checking and money market deposits.

The Company estimates that approximately 25% of total deposits exceeded the Federal Deposit Insurance limit of $250,000 at March 31, 2023. While these funds may be withdrawn at any time, management anticipates that the majority of these deposits will not be withdrawn from the Bank over the next twelve months. If these deposits were withdrawn, it is anticipated that they would be replaced with deposits from other customers or brokers or with FHLB advances. FRB borrowings could also be used to replace unanticipated outflows of large checking and money market deposits.

The Company had the ability to borrow $241.9 million from the FHLB at March 31, 2023 based on the collateral value of the loans pledged. The credit policy of the FHLB relating to the collateral value of the loans collateralizing the available line of credit with the FHLB may change such that the current collateral pledged to secure future advances is no longer acceptable or the formulas for determining the excess pledged collateral may change. The FHLB could also reduce the amount of funds it will lend to the Bank. It is not anticipated that the Bank will need to find alternative funding sources in the next twelve months to replace the available borrowings from the FHLB. However, if needed, the Bank could borrow an additional $92.7 million from the FRB at March 31, 2023 based on the collateral value of the loans pledged. The Company also has unpledged securities with a fair market value of $193.1 million that could be pledged as collateral to increase the borrowing capacity of the Company.

The Company’s primary source of cash is dividends from the Bank. At March 31, 2023, the Company had $15.8 million in cash. The primary use of cash by the Company is the payment of operating expenses, the repurchase of Company stock, and the payment of dividends to stockholders.

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

The following table discloses the projected changes in the market value of the Company’s interest-earning assets and interest-bearing liabilities based upon incremental 100 basis-point changes in interest rates from interest rates in effect on March 31, 2023.

(Dollars in thousands)	Market Value
Basis point change in interest rates	-200	-100	0	+100	+200
Total market-risk sensitive assets	$1,041,782	1,017,435	991,633	970,025	947,863
Total market-risk sensitive liabilities	888,972	841,649	808,306	783,749	764,773
Off-balance sheet financial instruments	67	36	0	63	120
Net market risk	$152,743	175,750	183,327	186,213	182,970
Percentage change from current market value	(16.68)%	(4.13)%	0.00%	1.57%	(0.19)%

The preceding table was prepared utilizing a model using the following assumptions (the Model Assumptions) regarding prepayment and decay ratios that were determined by management based upon their review of historical prepayment speeds and future prepayment projections. Fixed rate loans were assumed to prepay at annual rates of between 2% to 44%, depending on the note rate and the period to maturity. Adjustable rate mortgages (ARMs) were assumed to prepay at annual rates of between 7% and 38%, depending on the note rate and the period to maturity. Mortgage-backed securities were projected to have prepayments based upon the underlying collateral securing the instrument. Certificate accounts were assumed not to be withdrawn until maturity. Passbook accounts and money market accounts were assumed to decay at an annual rate of 2% and 26%, respectively. Retail checking accounts, commercial checking accounts and commercial money market accounts were assumed to decay at annual rates of 21%, 16% and 18%, respectively. Callable investments were projected to be called at the first call date where the projected interest rate on similar remaining term instruments was less than the interest rate on the callable investment.

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

Asset/Liability Management

The Company’s management reviews the impact that changing interest rates will have on the Company’s net interest income projected for the next twelve months to determine if its current level of interest rate risk is acceptable. The following table projects the estimated impact on net interest income during the twelve-month period ending March 31, 2024 of immediate interest rate changes called rate shocks:

(Dollars in thousands)
Rate Shock in Basis Points	Projected Change in Net Interest Income	Percentage Change
+200	$906	2.69%
+100	468	1.39
0	0	0.00
-100	(325)	(0.97)
-200	(969)	(2.88)

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

The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC, under “Part 1, Item 1A. Risk Factors” could affect the Company’s financial performance and could cause its actual results for future periods to differ materially from its anticipated results or other expectations, including those expressed in any forward-looking statements made in this Quarterly Report on Form 10-Q.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to purchases made by the Company of its own stock during the first quarter of 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs (a)
January 1, 2023 to January 31, 2023	0	$	N/A	0	$2,013,450
February 1, 2023 to February 28, 2023	0		N/A	0	2,013,450
March 1, 2023 to March 31, 2023	0		N/A	0	6,000,000
Total	0	$	N/A	0	$6,000,000

(a) On March 1, 2023, the Company announced that the Board of Directors increased the amount of shares authorized to be repurchased to $6.0 million. Share repurchases may be executed through various means, including through open market transactions, privately negotiated transactions or otherwise. The repurchase program does not obligate the Company to purchase any shares and has no set expiration date.

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

101

Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 2023, filed with the Securities and Exchange Commission on May 4, 2023 formatted in Inline Extensible Business Reporting Language (iXBRL); (i) the Consolidated Balance Sheets at March 31, 2023 and December 31, 2022, (ii) the Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2023 and 2022, (iii) the Consolidated Statements of Stockholders’ Equity for the Three Month Periods Ended March 31, 2023 and 2022, (iv) the Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2023 and 2022, and (v) Notes to Consolidated Financial Statements.

Filed Electronically

104	Cover Page Interactive Data File from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2023 (formatted as Inline XBRL and contained in Exhibit 101).	Filed Electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HMN FINANCIAL, INC.
Registrant

Date:	May 4, 2023	/s/ Bradley Krehbiel
Bradley Krehbiel, President and Chief Executive Officer
(Duly Authorized Officer)

Date:	May 4, 2023	/s/ Jon Eberle
Jon Eberle, Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)