Form 10-Q
period 2023-06-30
HMN FINANCIAL INC
filed 2023-08-03
CIK 921183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at July 28, 2023
Common stock, $0.01 par value	4,487,362

HMN FINANCIAL, INC.

PART I – FINANCIAL INFORMATION

Item 1 : Financial Statements

HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30,	December 31,
(Dollars in thousands, except share and per share data)	2023	2022
	(unaudited)
Assets
Cash and cash equivalents	$13,234	36,259
Securities available for sale:
Mortgage-backed and related securities (amortized cost $197,666 and $216,621)	176,027	192,688
Other marketable securities (amortized cost $55,709 and $55,698)	54,000	53,331
Total securities available for sale (at fair value)	230,027	246,019

Loans held for sale (at fair value)	1,916	1,314
Loans receivable, net	826,932	777,078
Accrued interest receivable	3,395	3,003
Mortgage servicing rights, net	2,789	2,986
Premises and equipment, net	16,282	16,492
Goodwill	802	802
Prepaid expenses and other assets	5,317	3,902
Deferred tax asset, net	8,673	8,347
Total assets	$1,109,367	1,096,202

Liabilities and Stockholders’ Equity
Deposits	$970,712	981,926
Federal Home Loan Bank advances and Federal Reserve borrowings	24,700	0
Accrued interest payable	1,115	298
Customer escrows	5,861	10,122
Accrued expenses and other liabilities	4,827	6,520
Total liabilities	1,007,215	998,866
Commitments and contingencies
Stockholders’ equity:
Serial-preferred stock ($.01 par value): authorized 500,000 shares; issued 0	0	0
Common stock ($.01 par value): authorized 16,000,000 shares; issued 9,128,662 outstanding 4,487,362 and 4,480,976	91	91
Additional paid-in capital	41,019	41,013
Retained earnings, subject to certain restrictions	140,025	138,409
Accumulated other comprehensive loss	(16,810)	(19,761)
Unearned employee stock ownership plan shares	(966)	(1,063)
Treasury stock, at cost 4,641,300 and 4,647,686 shares	(61,207)	(61,353)
Total stockholders’ equity	102,152	97,336
Total liabilities and stockholders’ equity	$1,109,367	1,096,202

See accompanying notes to consolidated financial statements (unaudited).

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2023	2022	2023	2022
Interest income:
Loans receivable	$9,619	7,165	18,622	13,916
Securities available for sale:
Mortgage-backed and related	600	708	1,252	1,435
Other marketable	200	108	343	169
Other	78	76	193	102
Total interest income	10,497	8,057	20,410	15,622

Interest expense:
Deposits	2,549	287	4,352	570
Customer escrows	23	0	55	0
Advances and other borrowings	197	5	212	5
Total interest expense	2,769	292	4,619	575

Net interest income	7,728	7,765	15,791	15,047

Provision for credit losses (1)	256	66	248	362
Net interest income after provision for credit losses	7,472	7,699	15,543	14,685

Non-interest income:
Fees and service charges	831	810	1,638	1,576
Loan servicing fees	391	396	791	782
Gain on sales of loans	334	814	629	1,682
Other	418	496	844	851
Total non-interest income	1,974	2,516	3,902	4,891

Non-interest expense:
Compensation and benefits	4,459	4,162	9,264	8,450
Occupancy and equipment	914	897	1,864	1,947
Data processing	545	576	1,050	930
Professional services	292	260	529	789
Other	1,247	1,088	2,443	2,119
Total non-interest expense	7,457	6,983	15,150	14,235
Income before income tax expense	1,989	3,232	4,295	5,341
Income tax expense	568	943	1,240	1,565
Net income	1,421	2,289	3,055	3,776
Other comprehensive income (loss), net of tax	705	(6,251)	2,951	(16,269)
Comprehensive income (loss) available to common stockholders	$2,126	(3,962)	6,006	(12,493)
Basic earnings per share	$0.33	0.52	0.70	0.86
Diluted earnings per share	$0.32	0.52	0.70	0.86

(1) The Company adopted Accounting Standards Update 2016-13 as of January 1, 2023. The 2022 amounts presented are calculated under the prior accounting standard.

See accompanying notes to consolidated financial statements (unaudited).

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
For the Three and Six Months Ended June 30, 2023 and 2022

(unaudited)

					Unearned
					Employee
				Accumulated	Stock		Total
		Additional		Other	Ownership		Stock-
	Common	Paid-In	Retained	Comprehensive	Plan	Treasury	Holders’
(Dollars in thousands)	Stock	Capital	Earnings	Loss	Shares	Stock	Equity
Balance, March 31, 2023	$91	40,975	138,952	(17,515)	(1,014)	(61,267)	100,222
Net income			1,421				1,421
Other comprehensive income				705			705
Dividends paid to stockholders ($0.08 per share)			(348)				(348)
Restricted stock awards		(60)				60	0
Amortization of restricted stock awards		57					57
Earned employee stock ownership plan shares		47			48		95
Balance, June 30, 2023	$91	41,019	140,025	(16,810)	(966)	(61,207)	102,152

Balance, December 31, 2022	$91	41,013	138,409	(19,761)	(1,063)	(61,353)	97,336
Net income			3,055				3,055
Other comprehensive income				2,951			2,951
Adoption of ASU 2016-13 (see Note 3)			(830)				(830)
Dividends paid to stockholders ($0.14 per share)			(609)				(609)
Restricted stock awards		(210)				210	0
Stock awards withheld for tax withholding						(64)	(64)
Amortization of restricted stock awards		111					111
Earned employee stock ownership plan shares		105			97		202
Balance, June 30, 2023	$91	41,019	140,025	(16,810)	(966)	(61,207)	102,152

					Unearned
					Employee
				Accumulated	Stock		Total
		Additional		Other	Ownership		Stock-
	Common	Paid-In	Retained	Comprehensive	Plan	Treasury	Holders’
(Dollars in thousands)	Stock	Capital	Earnings	Loss	Shares	Stock	Equity
Balance, March 31, 2022	$91	40,695	132,634	(11,601)	(1,208)	(59,988)	100,623
Net income			2,289				2,289
Other comprehensive loss				(6,251)			(6,251)
Dividends paid to stockholders ($0.06 per share)			(262)				(262)
Stock repurchases						(706)	(706)
Restricted stock awards		(43)				43	0
Stock awards withheld for tax withholding						(17)	(17)
Amortization of restricted stock awards		55					55
Earned employee stock ownership plan shares		68			49		117
Balance, June 30, 2022	$91	40,775	134,661	(17,852)	(1,159)	(60,668)	95,848

Balance, December 31, 2021	$91	40,740	131,413	(1,583)	(1,256)	(59,374)	110,031
Net income			3,776				3,776
Other comprehensive loss				(16,269)			(16,269)
Dividends paid to stockholders ($0.12 per share)			(528)				(528)
Stock repurchases						(1,449)	(1,449)
Restricted stock awards		(225)				225	0
Stock awards withheld for tax withholding						(70)	(70)
Amortization of restricted stock awards		117					117
Earned employee stock ownership plan shares		143			97		240
Balance, June 30, 2022	$91	40,775	134,661	(17,852)	(1,159)	(60,668)	95,848

See accompanying notes to consolidated financial statements (unaudited).

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2023	2022
Cash flows from operating activities:
Net income	$3,055	3,776
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	248	362
Depreciation	563	622
Amortization of premiums, net	402	547
Amortization of deferred loan fees	(90)	(313)
Amortization of core deposit intangible	0	10
Amortization of mortgage servicing rights and servicing costs	412	465
Capitalized mortgage servicing rights	(215)	(419)
Deferred income tax expense	0	550
(Gains) losses recognized on equity securities, net	(62)	53
(Gains) losses on sale of premises and equipment	(9)	0
Gain on sale of real estate	0	(113)
Gain on sales of loans	(629)	(1,682)
Proceeds from sales of loans held for sale	25,550	62,240
Disbursements on loans held for sale	(23,232)	(46,343)
Amortization of restricted stock awards	111	117
Amortization of unearned Employee Stock Ownership Plan shares	97	97
Earned Employee Stock Ownership Plan shares priced above original cost	105	143
Increase in accrued interest receivable	(392)	(264)
Increase (decrease) in accrued interest payable	817	(10)
Increase in other assets	(82)	(405)
Decrease in other liabilities	(1,858)	(1,523)
Other, net	(1)	4
Net cash provided by operating activities	4,790	17,914
Cash flows from investing activities:
Principal collected on securities available for sale	18,554	24,223
Proceeds collected on maturities of securities available for sale	5,000	0
Purchases of securities available for sale	(5,013)	(30,043)
Purchase of Federal Home Loan Bank stock	(5,318)	(1,743)
Redemption of Federal Home Loan Bank stock	4,297	1,552
Proceeds from sales of real estate	0	402
Net increase in loans receivable	(53,543)	(37,436)
Proceeds from sale of premises	42	4
Purchases of premises and equipment	(386)	(202)
Net cash used by investing activities	(36,367)	(43,243)
Cash flows from financing activities:
(Decrease) increase in deposits	(11,214)	28,197
Purchase of treasury stock	0	(1,449)
Stock awards withheld for tax withholding	(64)	(70)
Dividends to stockholders	(609)	(528)
Proceeds from borrowings	128,120	31,000
Repayment of borrowings	(103,420)	(31,000)
Decrease in customer escrows	(4,261)	(10)
Net cash provided by financing activities	8,552	26,140
(Decrease) increase in cash and cash equivalents	(23,025)	811
Cash and cash equivalents, beginning of period	36,259	94,143
Cash and cash equivalents, end of period	$13,234	94,954
Supplemental cash flow disclosures:
Cash paid for interest	$3,803	585
Cash paid for income taxes	1,702	1,607
Supplemental noncash flow disclosures:
Loans transferred to loans held for sale	2,320	11,377
Transfer of loans to real estate	220	0
Right to use assets obtained in exchange for lease liabilities	0	258

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

The Company adopted ASU 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The amendments in this ASU eliminate the guidance for troubled debt restructurings (TDRs) by creditors in Subtopic 310-40, Receivables-Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancing and restructures by creditors when a borrower is experiencing financial difficulty. See Note 3 - “New Accounting Standards” and Note 9 - “Allowance for Credit Losses and Credit Quality Information” for more information on the changes in certain policies as a result of the adoption of ASU 2022-02.

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

The unaudited consolidated financial statements presented in this report should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2022, included in the Company's Form 10-K filed with the Securities and Exchange Commission (SEC) on March 3, 2023. The results of operations for the three- and six-month periods ended June 30, 2023 are not necessarily indicative of the results which may be expected for the entire year.

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q were issued.

(3)	New Accounting Standards

In March 2022, the Financial Accounting Standards Board (FASB) issued ASU 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The amendments in this ASU eliminate the guidance for TDRs by creditors in Subtopic 310-40, Receivables-Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancing and restructures by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying the recognition and measurement guidance for TDRs, an entity must apply the loan refinancing and restructuring guidance in paragraphs 310-20-35-9 through 35-11 to determine whether a modification results in a new loan or a continuation of an existing loan. For public business entities, such as HMN, the amendments in this ASU require that an entity disclose current period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments-Credit Losses-Measured at Amortized Cost in the vintage disclosures required by paragraph 326-20-50-6. The amendments in the ASU became effective for HMN when ASU 2016-13 was adopted on January 1, 2023 and the required disclosures were applied prospectively. See Note 9 – “Allowance for Credit Losses and Credit Quality Information” for additional charge off disclosure information. Because there were no loan modifications to borrowers experiencing financial difficulties in the first six months of 2023, no additional disclosures relating to loan modifications were required in this Quarterly Report on Form 10-Q.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this ASU affect all entities that measure credit losses on financial instruments including loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial asset that has a contractual right to receive cash that is not specifically excluded. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this ASU replace the incurred loss impairment methodology that was previously required by GAAP with a methodology that reflects expected credit losses that requires consideration of a broader range of reasonable and supportable information to estimate credit losses. The amendments in this ASU will affect entities to varying degrees depending on the credit quality of the assets held by the entity, the duration of the assets held, and how the entity applied the previously used incurred loss methodology. The amendments in this ASU, for public business entities that are filers with the Securities and Exchange Commission (SEC), were originally effective for fiscal years beginning after December 15, 2019, including interim periods within those annual periods. On November 26, 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, which delayed the implementation date of ASU 2016-13 for SEC smaller reporting companies, such as HMN, from the first quarter of 2020 to the first quarter of 2023. Amendments should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. The Company adopted this ASU on January 1, 2023. The transition to the new ASU resulted in a cumulative-effect adjustment to the allowance for credit losses of $1.1 million, an increase in deferred tax assets of $0.3 million, and a decrease in retained earnings of $0.8 million as of the adoption date. In addition, a liability for $0.1 million was established for unfunded loan commitments as of the adoption date. The Company did not record an allowance for available for sale securities on January 1, 2023 as the investment portfolio consists almost entirely of debt securities implicitly backed by the U.S. Government for which credit risk is deemed negligible. The impact of this ASU could change in the future depending on the composition, characteristics, and credit quality of the securities portfolio as well as the economic conditions at future reporting periods. See Note 7 – “Securities Available For Sale” and Note 9 – “Allowance for Credit Losses and Credit Quality Information”.

On February 6, 2020, the FASB issued ASU 2020-02, Financial Instruments-Credit Losses (Topic 326) and Leases (Topic 842)-Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842). The amendments in this ASU related to Leases (Topic 842) did not have any impact on the Company. The amendments in this ASU related to Topic 326 adds additional guidance related to the SEC’s expectations for the documentation of the measurement, review process, and the systematic methodology used by entities to determine the current credit losses under FASB ASC Topic 326. This additional guidance requires enhanced review documentation and periodic reviews of the Company’s calculation of the allowance for credit losses by a third party.

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

The following table summarizes the assets and off balance sheet financial instruments of the Company for which fair values are determined on a recurring basis as of June 30, 2023 and December 31, 2022.

	Carrying Value at June 30, 2023
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale	$230,027	0	230,027	0
Equity securities	287	0	287	0
Commitments to extend credit	(9)	0	(9)	0
Total	$230,305	0	230,305	0

	Carrying Value at December 31, 2022
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale	$246,019	0	246,019	0
Equity securities	225	0	225	0
Commitments to extend credit	(28)	0	(28)	0
Total	$246,216	0	246,216	0

The Company may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of the lower-of-cost-or-market accounting or write-downs of individual assets. The following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at June 30, 2023 and December 31, 2022.

	Carrying Value at June 30, 2023
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Three Months Ended June 30, 2023 Total Gains (Losses)	Six Months Ended June 30, 2023 Total Gains (Losses)
Loans held for sale	$1,916	0	1,916	0	(14)	(10)
Mortgage servicing rights	2,789	0	0	2,789	0	0
Collateral dependent loans	1,614	0	1,614	0	69	26
Real estate, net	220	0	220	0	0	0
Total	$6,539	0	3,750	2,789	55	16

	Carrying Value at December 31, 2022
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Year Ended December 31, 2022 Total Gains (Losses)
Loans held for sale	$1,314	0	1,314	0	3
Mortgage servicing rights, net	2,986	0	0	2,986	0
Impaired loans	1,978	0	1,978	0	(46)
Total	$6,278	0	3,292	2,986	(43)

(5)	Fair Value of Financial Instruments

ASC 825, Disclosures about Fair Values of Financial Instruments requires interim reporting period disclosure of the estimated fair values of the Company’s financial instruments, including assets, liabilities and off-balance sheet items for which it is practicable to estimate fair value. The fair value estimates are made as of June 30, 2023 and December 31, 2022 based upon relevant market information, if available, and upon the characteristics of the financial instruments themselves. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based upon judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors.

The estimated fair value of the Company’s financial instruments as of June 30, 2023 and December 31, 2022 are shown below. Following the table, there is an explanation of the methods and assumptions used to estimate the fair value of each class of financial instruments.

	June 30, 2023						December 31, 2022
			Fair Value Hierarchy						Fair Value Hierarchy
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3	Contract Amount	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3	Contract Amount
Financial assets:
Cash and cash equivalents	$13,234	13,234	13,234				36,259	36,259	36,259
Securities available for sale	230,027	230,027		230,027			246,019	246,019		246,019
Equity securities	287	287		287			225	225		225
Loans held for sale	1,916	1,916		1,916			1,314	1,314		1,314
Loans receivable, net	826,932	755,122		755,122			777,078	724,497		724,497
Federal Home Loan Bank stock	2,304	2,304		2,304			1,283	1,283		1,283
Accrued interest receivable	3,395	3,395		3,395			3,003	3,003		3,003
Mortgage servicing assets	2,789	6,388			6,388		2,986	6,344			6,344

Financial liabilities:
Deposits	970,712	905,964		905,964			981,926	983,420		983,420
Other borrowings	24,700	24,700		24,700			0	0		0
Accrued interest payable	1,115	1,115		1,115			298	298		298
Off-balance sheet financial instruments:
Commitments to extend credit	(9)	(9)				221,303	(28)	(28)				232,940
Commitments to sell loans	18	18				11,510	8	8				6,575

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

Mortgage Servicing Assets

The fair values of mortgage servicing assets were calculated by a third party using a discounted cash flow model-based technique that uses significant assumptions both observable and non-observable in the market. The non-observable assumptions reflect estimates of assumptions that market participants would use in pricing the mortgage servicing asset.

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

	For the Three Months Ended June 30,
(Dollars in thousands)	2023			2022
Securities available for sale:	Before Tax	Tax Effect (1)	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized gains (losses) arising during the period	$106	(599)	705	(7,936)	(1,685)	(6,251)
Other comprehensive income (loss)	$106	(599)	705	(7,936)	(1,685)	(6,251)

	For the Six Months Ended June 30,
(Dollars in thousands)	2023			2022
Securities available for sale:	Before Tax	Tax Effect (1)	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized gains (losses) arising during the period	$2,952	1	2,951	(21,682)	(5,413)	(16,269)
Other comprehensive income (loss)	$2,952	1	2,951	(21,682)	(5,413)	(16,269)

(1)

The tax effect on gross unrealized gains (losses) was impacted by a change in the effective tax rate used in the second quarter of 2023 to allocate the total unrealized gains on securities between the deferred tax asset and other comprehensive income.

(7)	Securities Available For Sale

The following table shows the gross unrealized losses and fair values for the securities available for sale portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2023 and December 31, 2022.

	Less Than Twelve Months			Twelve Months or More			Total
(Dollars in thousands)	# of Investments	Fair Value	Unrealized Losses	# of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2023
Mortgage backed securities:
Federal National Mortgage Association (FNMA)	0	$0	0	34	$95,592	(11,535)	$95,592	(11,535)
Federal Home Loan Mortgage Corporation (FHLMC)	0	0	0	24	80,402	(10,101)	80,402	(10,101)
Collateralized mortgage obligations:
FNMA	0	0	0	1	34	(3)	34	(3)
Other marketable securities:
U.S. Government agency obligations	2	9,879	(133)	9	43,631	(1,367)	53,510	(1,500)
Corporate preferred stock	0	0	0	1	490	(210)	490	(210)
Total temporarily impaired securities	2	$9,879	(133)	69	$220,149	(23,216)	$230,028	(23,349)

	Less Than Twelve Months			Twelve Months or More			Total
(Dollars in thousands)	# of Investments	Fair Value	Unrealized Losses	# of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2022
Mortgage backed securities:
FNMA	12	$19,337	(1,629)	22	$85,599	(11,125)	$104,936	(12,754)
FHLMC	4	10,542	(1,214)	20	77,174	(9,963)	87,716	(11,177)
Collateralized mortgage obligations:
FNMA	1	36	(2)	0	0	0	36	(2)
Other marketable securities:
U.S. government agency obligations	4	19,334	(667)	7	33,507	(1,490)	52,841	(2,157)
Corporate preferred stock	0	0	0	1	490	(210)	490	(210)
Total temporarily impaired securities	21	$49,249	(3,512)	50	$196,770	(22,788)	$246,019	(26,300)

The Company reviews its investment portfolio on a quarterly basis for indications of impairment due to credit-related and noncredit-related factors. This review includes analyzing the extent to which the fair value has been lower than the cost, the market liquidity for the investment, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

As of June 30, 2023, the Company does not consider the unrealized losses on its securities available for sale to be attributable to credit-related factors. All of the Company’s investments, with the exception of the corporate preferred stock, are issued by U.S. government agencies, are implicitly guaranteed by the U.S. government, and have a long history of no credit losses. The unrealized losses on impaired securities, other than the corporate preferred stock, are the result of changes in interest rates. The unrealized losses reported for the corporate preferred stock at June 30, 2023 related to a single trust preferred security that was issued by the holding company of a community bank. As of June 30, 2023 all payments were current on the trust preferred security and the issuer’s subsidiary bank was considered to be well-capitalized based on its most recent regulatory filing. Based on a review of the issuer, it was determined that the trust preferred security was not impaired as a result of credit-related factors at June 30, 2023. The Company does not intend to sell the security and has the intent and ability to hold it for a period of time sufficient for recovery in amortized cost. Management believes that the Company will receive all principal and interest payments contractually due on the security and that the decrease in the market value is primarily due to a lack of liquidity in the market for trust preferred securities. Management will continue to monitor the credit risk of the issuer and may be required to recognize an other-than temporary impairment on this security in future periods by recording an allowance for credit losses. There were no other-than-temporary impairments charged to earnings during 2022. During the three- and six-month periods ended June 30, 2023 and June 30, 2022, there were no sales of securities.

The Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of securities available for sale. Accrued interest receivable on securities available for sale was reported as a component of accrued interest receivable on the consolidated balance sheet, totaled $0.5 million at June 30, 2023, and was excluded from the estimated credit losses.

A summary of securities available for sale at June 30, 2023 and December 31, 2022 is as follows:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2023
Mortgage-backed securities:
FNMA	$107,126	0	(11,535)	95,591
FHLMC	90,503	0	(10,101)	80,402
Collateralized mortgage obligations:
FNMA	37	0	(3)	34
	197,666	0	(21,639)	176,027
Other marketable securities:
U.S. Government agency obligations	55,009	0	(1,499)	53,510
Corporate preferred stock	700	0	(210)	490
	55,709	0	(1,709)	54,000
	$253,375	0	(23,348)	230,027

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2022
Mortgage-backed securities:
FNMA	$117,690	0	(12,754)	104,936
FHLMC	98,893	0	(11,177)	87,716
Collateralized mortgage obligations:
FNMA	38	0	(2)	36
	216,621	0	(23,933)	192,688
Other marketable securities:
U.S. Government agency obligations	54,998	0	(2,157)	52,841
Corporate preferred stock	700	0	(210)	490
	55,698	0	(2,367)	53,331
	$272,319	0	(26,300)	246,019

The Company had available for sale securities pledged as collateral for customer deposits in excess of the $250,000 insurance limit of the Federal Deposit Insurance Corporation. The securities pledged had a fair market value of $43.6 million and $45.9 million at June 30, 2023 and December 31, 2022, respectively.

The following table indicates amortized cost and estimated fair value of securities available for sale at June 30, 2023 based upon contractual maturity adjusted for scheduled repayments of principal and projected prepayments of principal based upon current economic conditions and interest rates.

(Dollars in thousands)	Amortized Cost	Fair Value
Due less than one year	$90,555	84,341
Due after one year through five years	123,537	110,836
Due after five years through fifteen years	39,283	34,850
Total	$253,375	230,027

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

(8)	Loans Receivable, Net

A summary of loans receivable at June 30, 2023 and December 31, 2022 is as follows:

(Dollars in thousands)	June 30, 2023	December 31, 2022
Single family	$247,070	205,890
Commercial real estate:
Real estate rental and leasing	260,214	249,783
Other	223,186	221,562
	483,400	471,345
Consumer	47,352	44,817
Commercial business	61,251	65,835
Total loans	839,073	787,887
Less:
Unamortized discounts	15	13
Net deferred loan fees	609	519
Allowance for credit losses	11,517	10,277
Total loans receivable, net	$826,932	777,078

(9)	Allowance for Credit Losses and Credit Quality Information

The allowance for credit losses is summarized as follows:

(Dollars in thousands)	Single Family	Commercial Real Estate	Consumer	Commercial Business	Total
For the three months ended June 30, 2023:
Balance, March 31, 2023	$959	7,561	620	2,202	11,342
Provision for losses	284	304	(12)	(376)	200
Charge-offs	0	0	(27)	0	(27)
Recoveries	0	0	1	1	2
Balance, June 30, 2023	$1,243	7,865	582	1,827	11,517

For the six months ended June 30, 2023:
Balance, December 31, 2022	$1,261	7,026	1,058	932	10,277
January 1, 2023 adoption of ASU 2016-13	(259)	512	(485)	1,302	1,070
Provision for losses	240	327	35	(434)	168
Charge-offs	0	0	(27)	0	(27)
Recoveries	1	0	1	27	29
Balance, June 30, 2023	$1,243	7,865	582	1,827	11,517

Allocated to:
Individual allowance	$33	0	112	17	162
Collective allowance	1,228	7,026	946	915	10,115
Balance, December 31, 2022	$1,261	7,026	1,058	932	10,277

Allocated to:
Individual allowance	$30	0	104	38	172
Collective allowance	1,213	7,865	478	1,789	11,345
Balance, June 30, 2023	$1,243	7,865	582	1,827	11,517

Loans receivable at December 31, 2022:
Individually reviewed for impairment	$908	179	492	561	2,140
Collectively reviewed for impairment	204,982	471,166	44,325	65,274	785,747
Ending balance	$205,890	471,345	44,817	65,835	787,887
Loans receivable at June 30, 2023:
Individually reviewed for impairment	$653	176	457	500	1,786
Collectively reviewed for impairment	246,417	483,224	46,895	60,751	837,287
Ending balance	$247,070	483,400	47,352	61,251	839,073

(Dollars in thousands)	Single Family	Commercial Real Estate	Consumer	Commercial Business	Total
For the three months ended June 30, 2022:
Balance, March 31, 2022	$1,002	6,495	991	1,096	9,584
Provision for losses	66	91	70	(161)	66
Charge-offs	0	0	(15)	0	(15)
Recoveries	0	0	1	8	9
Balance, June 30, 2022	$1,068	6,586	1,047	943	9,644

For the six months ended June 30, 2022:
Balance, December 31, 2021	$974	6,388	981	936	9,279
Provision for losses	94	198	80	(10)	362
Charge-offs	0	0	(16)	0	(16)
Recoveries	0	0	2	17	19
Balance, June 30, 2022	$1,068	6,586	1,047	943	9,644

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

The Company’s total expected loss estimate is based, in part, on the maximum historical credit loss experience of each pool of loans over a full credit cycle and all available portfolio data is considered in the analysis. When historical credit loss experience is not sufficient for a specific portfolio, the Company may supplement its own portfolio data with external data. Assessing these numerous factors involves significant judgement.

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

The Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of loans. Accrued interest receivable on loans is reported as a component of accrued interest receivable on the consolidated balance sheet and totaled $2.9 million at June 30, 2023 and is excluded from the estimated credit losses.

In addition to the ACL on loans, the Company has established an ACL on unfunded commitments that is included in other liabilities on the consolidated balance sheets. This reserve is maintained at a level that management believes is sufficient to absorb losses arising from unfunded loan commitments. This amount is determined quarterly based on an estimate of outstanding commitments that are anticipated to be funded and multiplying those amounts by the loss rate for their loan category. The allowance for unfunded commitments at June 30, 2023 was $0.2 million.

The provision for credit losses is determined by the Company as the amount to be added to the ACL for various types of financial instruments including loans, investment securities, and off-balance sheet credit exposures after net charge-offs have been deducted to bring the ACL to a level that, in management’s judgment, is necessary to absorb expected credit losses over the lives of the respective financial instruments. No provision for credit losses was recorded on available-for-sale investment securities in the three or six-month periods ended June 30, 2023.

The following table presents the components of the provision for credit losses for the three- and six-month periods ended June 30, 2023 and 2022.

(Dollars in thousands)	Three months ended June 30, 2023	Six months ended June 30, 2023
Provision for credit losses on:
Loans (1)	$200	168
Unfunded commitments	56	80
Total	$256	248

(Dollars in thousands)	Three months ended June 30, 2022	Six month ended June 30, 2022
Provision for credit losses on:
Loans (1)	$66	362
Unfunded commitments	0	0
Total	$66	362

(1)The Company adopted ASU 2016-13 as of January 1, 2023. The 2022 amounts presented are calculated under the prior accounting standard.

The following table presents total loans by risk categories and year of origination as of June 30, 2023:

(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Total
Single family
Unclassified	$52,788	62,140	66,483	36,420	11,571	16,476	0	245,878
Special Mention	0	0	0	0	0	0	0	0
Substandard	80	459	0	82	187	342	0	1,150
Doubtful	0	0	0	0	25	17	0	42
Loss	0	0	0	0	0	0	0	0
	52,868	62,599	66,483	36,502	11,783	16,835	0	247,070

Commercial Real Estate
Unclassified	33,570	195,116	115,449	80,905	15,300	12,636	0	452,976
Special Mention	150	6,677	2,708	163	0	1,038	0	10,736
Substandard	2,202	1,644	292	13,322	647	1,581	0	19,688
Doubtful	0	0	0	0	0	0	0	0
Loss	0	0	0	0	0	0	0	0
	35,922	203,437	118,449	94,390	15,947	15,255	0	483,400

Consumer
Unclassified	9,081	9,351	2,012	2,397	2,993	5,616	15,378	46,828
Special Mention	24	0	0	0	0	0	0	24
Substandard	0	30	137	0	4	165	64	400
Doubtful	0	16	0	0	0	0	0	16
Loss	0	0	35	0	0	0	49	84
	9,105	9,397	2,184	2,397	2,997	5,781	15,491	47,352
Current period gross write offs	0	1	0	0	0	26	0	27

Commercial Business
Unclassified	10,230	9,485	4,112	4,136	286	935	26,393	55,577
Special Mention	0	603	0	0	0	0	29	632
Substandard	1,604	497	253	328	30	39	2,291	5,042
Doubtful	0	0	0	0	0	0	0	0
Loss	0	0	0	0	0	0	0	0
	11,834	10,585	4,365	4,464	316	974	28,713	61,251

Total Loans	$109,729	286,018	191,481	137,753	31,043	38,845	44,204	839,073

Credit Quality Indicators

The Company categorized loans into risk categories based on relevant information about the ability of borrowers to service their debt. The information considered includes information, such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company established a risk rating at origination for all commercial real estate and commercial business loans and management monitors the loans on an ongoing basis for any changes in the borrower’s ability to service their debt. Management also affirms the risk ratings for these loans on an annual basis. The Company uses the following definitions for classifying loans.

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

The aging of past due loans at June 30, 2023 and December 31, 2022 is summarized as follows:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
June 30, 2023
Single family	$1,581	42	187	1,810	245,260	247,070	0
Commercial real estate:
Real estate rental and leasing	0	0	0	0	260,214	260,214	0
Other	0	0	0	0	223,186	223,186	0
Consumer	264	63	90	417	46,935	47,352	0
Commercial business	0	0	0	0	61,251	61,251	0
Total	$1,845	105	277	2,227	836,846	839,073	0
December 31, 2022
Single family	$380	145	481	1,006	204,884	205,890	0
Commercial real estate:
Real estate rental and leasing	0	0	0	0	249,783	249,783	0
Other	578	0	0	578	220,984	221,562	0
Consumer	394	123	88	605	44,212	44,817	0
Commercial business	0	0	0	0	65,835	65,835	0
Total	$1,352	268	569	2,189	785,698	787,887	0

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

The following table presents the carrying value of collateral dependent individually analyzed loans as of June 30, 2023:

	June 30, 2023
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans with no related allowance recorded:
Single family	$424	441	0
Commercial real estate:
Other	176	176	0
Consumer	313	313	0

Loans with an allowance recorded:
Single family	229	229	30
Consumer	144	144	104
Commercial business	500	500	38

Total:
Single family	653	670	30
Commercial real estate:
Other (1)	176	176	0
Consumer (2)	457	457	104
Commercial business (3)	500	500	38
Total	$1,786	1,803	172

(1)	Secured by commercial land.
(2)	Secured by second mortgages on single family housing and recreational vehicles.
(3)	Secured by business equipment primarily related to the farming and trucking industries.

The following table presents, under previously applicable GAAP, loans individually evaluated for impairment by portfolio segment as of December 31, 2022:

	December 31, 2022
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans with no related allowance recorded:
Single family	$667	685	0
Commercial real estate:
Other	179	179	0
Consumer	338	338	0

Loans with an allowance recorded:
Single family	241	241	33
Consumer	154	154	112
Commercial business	561	561	17

Total:
Single family	908	926	33
Commercial real estate:
Other (1)	179	179	0
Consumer (2)	492	492	112
Commercial business (3)	561	561	17
Total	$2,140	2,158	162

(1)	Secured by commercial land.
(2)	Secured by second mortgages on single family housing and recreational vehicles.
(3)	Secured by business equipment primarily related to the farming and trucking industries.

The following table summarizes the average recorded investment and interest income recognized on loans individually evaluated for impairment under previously applicable GAAP during the three- and six-month periods ended June 30, 2022:

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

Total
Single family	522	1	461	4
Commercial real estate:
Other	3,509	2	3,592	10
Consumer	492	3	509	6
Commercial business	7	0	7	0
	$4,530	6	4,569	20

At June 30, 2023 and December 31, 2022, non-accruing loans totaled $1.5 million and $1.9 million, respectively, for which the related allowance for credit losses was $0.2 million for both periods. All of the interest income recognized for non-accruing loans was recognized using the cash basis method of income recognition. Non-accruing loans for which no specific allowance has been recorded because management determined that the value of the collateral was sufficient to repay the loan totaled $0.7 million and $1.0 million at June 30, 2023 and December 31, 2022, respectively.

The non-accrual loans at June 30, 2023 and December 31, 2022 are summarized as follows:

(Dollars in thousands)	June 30, 2023	December 31, 2022

Single family	$653	$908
Consumer	407	441
Commercial business	471	529
	$1,531	$1,878

There were no single family loans that were in the process of foreclosure at June 30, 2023 and there were $0.2 million at December 31, 2022.

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

There are additional disclosures for modification of loans with borrowers experiencing financial difficulty that result in a direct change in the timing or amount of contractual cash flows. The disclosures are applicable to situations where there is principal forgiveness, interest rate reductions, other-than-insignificant payment delays, term extensions, or a combination of any of these items. If the Company modifies any loans to borrowers in financial distress that involves principal forgiveness, the amount of principal that is forgiven is charged off against the ACL. The Company had no loan modifications to borrowers experiencing financial difficulties in the first six months of 2023 and there were no modifications to borrowers experiencing financial difficulties that were outstanding at June 30, 2023.

(10)	Intangible Assets

The Company’s intangible assets consist of goodwill and mortgage servicing rights. A summary of mortgage servicing rights activity is as follows:

(Dollars in thousands)	Six Months Ended June 30, 2023	Twelve Months Ended December 31, 2022	Six Months Ended June 30, 2022
Balance, beginning of period	$2,986	3,280	3,280
Originations	215	615	419
Amortization	(412)	(909)	(465)
Balance, end of period	$2,789	2,986	3,234
Fair value of mortgage servicing rights	$6,388	6,344	6,103

All of the loans sold where the Company continues to service the loans are serviced for FNMA under the individual loan sale program. The following is a summary of the risk characteristics of the loans being serviced for FNMA at June 30, 2023:

		Weighted	Weighted
	Loan	Average	Average
	Principal	Interest	Remaining	Number
(Dollars in thousands)	Balance	Rate	Term (months)	of Loans
Original term 15 year fixed rate	$100,685	2.91%	131	984
Original term 30 year fixed rate	429,056	3.66	304	2,681

Amortization expense for intangible assets was $0.4 million and $0.5 million for the six month periods ended June 30, 2023 and 2022, respectively. The gross carrying amount of intangible assets and the associated accumulated amortization at June 30, 2023 and December 31, 2022 is presented in the following table.

	June 30, 2023
	Gross		Unamortized
	Carrying	Accumulated	Intangible
(Dollars in thousands)	Amount	Amortization	Assets
Mortgage servicing rights	$6,056	(3,267)	2,789
Goodwill	802	0	802
Total	$6,858	(3,267)	3,591

	December 31, 2022
	Gross		Unamortized
	Carrying	Accumulated	Intangible
(Dollars in thousands)	Amount	Amortization	Assets
Mortgage servicing rights	$5,995	(3,009)	2,986
Core deposit intangible	574	(574)	0
Goodwill	802	0	802
Total	$7,371	(3,583)	3,788

The following table indicates the estimated future amortization expense for mortgage servicing rights:

(Dollars in thousands)	Mortgage Servicing Rights
Year ending December 31,
2023	$363
2024	685
2025	622
2026	527
2027	354
Thereafter	238
Total	$2,789

The projection of amortization is based on existing asset balances and the existing interest rate environment as of June 30, 2023. The Company’s actual experience may be significantly different depending upon changes in mortgage interest rates and other market conditions.

No amortization expense relating to goodwill is recorded as GAAP does not allow goodwill to be amortized but requires that it be tested for impairment at least annually, or sooner, if there are indications that impairment may exist.

Goodwill was tested for impairment at June 30, 2023 due to the Company’s stock price being less than its book value and the Company determined that it was not permanently impaired and no write down was required.

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

The Company’s leases relate to office space and bank branches with remaining lease terms between fourteen and fifty-three months. Certain leases contain extension options which typically range from three to ten years. Because these extension options are not considered reasonably certain of exercise, they are not included in the lease term. As of June 30, 2023 a $0.4 million right-of-use asset and an offsetting lease payment obligation liability were recorded on the consolidated balance sheet in other assets and other liabilities, respectively. Operating lease costs were $0.1 million for the three- and six-month periods ended June 30, 2023 and 2022.

The table below summarizes other information related to the Company’s operating leases:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$55	58	110	115
Weighted-average remaining lease term – operating leases, in years	2.4	2.5	2.4	2.5
Weighted-average discount rate – operating leases	2.67%	2.44%	2.67%	2.44%

The table below summarizes the maturity of remaining lease liabilities at June 30, 2023:

(Dollars in thousands)	June 30, 2023
2023	$117
2024	212
2025	58
2026	27
2027	25
Total lease payments	439
Less: Interest	(15)
Present value of lease liabilities	$424

(12)	Earnings per Common Share

The following table reconciles the weighted average shares outstanding and the earnings available to common stockholders used for basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2023	2022	2023	2022
Weighted average number of common shares outstanding used in basic earnings per common share calculation	4,346,778	4,360,717	4,342,872	4,375,936
Net dilutive effect of:
Restricted stock awards and options	27,650	33,442	28,385	33,662
Weighted average number of shares outstanding adjusted for effect of dilutive securities	4,374,428	4,394,159	4,371,257	4,409,598
Income available to common stockholders	$1,421	2,289	3,055	3,776
Basic earnings per common share	$0.33	0.52	0.70	0.86
Diluted earnings per common share	$0.32	0.52	0.70	0.86

(13)	Regulatory Capital and Oversight

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

The Board of Governors of the Federal Reserve Bank in its Small Bank Holding Company Policy Statement (Policy Statement), has exempted small bank holding companies with assets less than $3 billion from the above capital requirements. The Policy Statement also includes savings and loan holding companies that meet the Policy Statement’s qualitative requirements for exemption. The Company currently meets the qualitative exemption requirements, and therefore, is exempt from the above capital requirements.

Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table and defined in the regulation) of common equity Tier 1 capital to risk-weighted assets, Tier 1 capital to adjusted total assets, Tier 1 capital to risk-weighted assets and total capital to risk-weighted assets.

The Bank’s average total assets and adjusted total assets for the second quarter of 2023 were both $1.1 billion and its risk-weighted assets were $904.2 million. The following table presents the Bank’s capital amounts and ratios at June 30, 2023 for actual capital, required capital and excess capital, including ratios in order to qualify as being well capitalized under the prompt corrective actions regulations.

	Actual		Required to be Adequately Capitalized		Excess Capital		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Percent of Assets(1)	Amount	Percent of Assets(1)	Amount	Percent of Assets(1)	Amount	Percent of Assets(1)
June 30, 2023
Common equity Tier 1 capital	$102,707	11.36%	$40,688	4.50%	$62,019	6.86%	$58,772	6.50%
Tier 1 leverage	102,707	9.25	44,424	4.00	58,283	5.25	55,531	5.00
Tier 1 risk-based capital	102,707	11.36	54,251	6.00	48,456	5.36	72,334	8.00
Total risk-based capital	114,013	12.61	72,334	8.00	41,679	4.61	90,418	10.00

(1) Based upon the Bank’s adjusted total assets for the purpose of the Tier 1 leverage capital ratio and risk-weighted assets for the purpose of the risk-based capital ratios.

The Bank must maintain a capital conservation buffer of 2.50% composed of common equity Tier 1 capital above its minimum risk-based capital requirements in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. Management believes that, as of June 30, 2023, the Bank’s capital ratios were in excess of those quantitative capital ratio standards set forth under the current prompt corrective action regulations, including the capital conservation buffer described above. However, there can be no assurance that the Bank will continue to maintain such status in the future. The Office of the Comptroller of the Currency has extensive discretion in its supervisory and enforcement activities and can adjust the requirement to be well-capitalized in the future.

(14)	Stockholders’ Equity

The Company did not repurchase any shares of its common stock in the open market during the first six months of 2023. At June 30, 2023, the Company was authorized to repurchase up to $6.0 million of its common stock under the existing share repurchase program. The Company declared a quarterly dividend of 6 cents per share of common stock outstanding that was paid to stockholders on March 8, 2023 and a quarterly dividend of 8 cents per share of common stock outstanding that was paid to stockholders on June 7, 2023.

(15)	Commitments and Contingencies

The Bank issues standby letters of credit which guarantee the performance of customers to third parties. The standby letters of credit issued and available at June 30, 2023 were approximately $10.3 million, expire over the next seventeen months, and are collateralized primarily with commercial real estate mortgages. Since the conditions under which the Bank is required to fund the standby letters of credit may not materialize, the cash requirements are expected to be less than the total outstanding commitments.

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

(Dollars in thousands)	Home Federal Savings Bank	Other	Eliminations	Consolidated Total
At or for the six months ended June 30, 2023:
Interest income – external customers	$20,410	0	0	20,410
Non-interest income – external customers	3,902	0	0	3,902
Intersegment interest income	0	140	(140)	0
Intersegment non-interest income	130	3,287	(3,417)	0
Interest expense	4,759	0	(140)	4,619
Provision for credit losses	248	0	0	248
Non-interest expense	14,847	433	(130)	15,150
Income tax expense (benefit)	1,301	(61)	0	1,240
Net income	3,287	3,055	(3,287)	3,055
Total assets	1,109,224	102,234	(102,091)	1,109,367
At or for the six months ended June 30, 2022:
Interest income – external customers	$15,622	0	0	15,622
Non-interest income – external customers	4,891	0	0	4,891
Intersegment interest income	0	17	(17)	0
Intersegment non-interest income	117	4,071	(4,188)	0
Interest expense	592	0	(17)	575
Provision for credit losses	362	0	0	362
Non-interest expense	13,947	405	(117)	14,235
Income tax expense (benefit)	1,658	(93)	0	1,565
Net income	4,071	3,776	(4,071)	3,776
Total assets	1,081,228	95,980	(95,199)	1,082,009
At or for the quarter ended June 30, 2023:
Interest income – external customers	$10,497	0	0	10,497
Non-interest income – external customers	1,974	0	0	1,974
Intersegment interest income	0	76	(76)	0
Intersegment non-interest income	72	1,539	(1,611)	0
Interest expense	2,845	0	(76)	2,769
Provision for credit losses	256	0	0	256
Non-interest expense	7,305	224	(72)	7,457
Income tax expense (benefit)	598	(30)	0	568
Net income	1,539	1,421	(1,539)	1,421
Total assets	1,109,224	102,234	(102,091)	1,109,367
At or for the quarter ended June 30, 2022:
Interest income – external customers	$8,057	0	0	8,057
Non-interest income – external customers	2,516	0	0	2,516
Intersegment interest income	0	8	(8)	0
Intersegment non-interest income	58	2,433	(2,491)	0
Interest expense	300	0	(8)	292
Provision for credit losses	66	0	0	66
Non-interest expense	6,841	200	(58)	6,983
Income tax expense (benefit)	991	(48)	0	943
Net income	2,433	2,289	(2,433)	2,289
Total assets	1,081,228	95,980	(95,199)	1,082,009

Item 2:	HMN FINANCIAL, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Information

Safe Harbor Statement

This quarterly report on Form 10-Q and other reports filed by HMN Financial, Inc (HMN or the Company) with the Securities and Exchange Commission (SEC), may contain forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are often identified by such forward-looking terminology as “anticipate,” “continue,” “could,” “expect,” “future,” “may,” “project” and “will,” or similar statements or variations of such terms and include, but are not limited to, those relating to: enacted and expected changes to the federal funds rate and the resulting impacts on consumer deposits, loan originations, and related aspects of the Bank’s business; the anticipated impacts of inflation and rising interest rates on the general economy, the Bank’s clients, and the allowance for credit losses; anticipated future levels of the provision for credit losses; anticipated level of future asset growth; and the payment of dividends by HMN.

A number of factors, many of which may be amplified by the deterioration in economic conditions, could cause actual results to differ materially from the Company’s assumptions and expectations. These include but are not limited to the adequacy and marketability of real estate and other collateral securing loans to borrowers; federal and state regulation and enforcement; possible legislative and regulatory changes, including changes to regulatory capital rules; the ability of the Bank to comply with other applicable regulatory capital requirements; enforcement activity of the Office of the Comptroller of the Currency and the Federal Reserve Bank of Minneapolis (FRB) in the event of non-compliance with any applicable regulatory standard or requirement; adverse economic, business and competitive developments such as shrinking interest margins, reduced collateral values, deposit outflows, changes in credit or other risks posed by the Company’s loan and investment portfolios; changes in costs associated with traditional and alternate funding sources, including changes in collateral advance rates and policies of the Federal Home Loan Bank and the Federal Reserve Bank; technological, computer-related or operational difficulties including those from any third party cyberattack; reduced demand for financial services and loan products; adverse developments affecting the financial services industry, such as recent bank failures or concerns involving liquidity; changes in accounting policies and guidelines, or monetary and fiscal policies of the federal government or tax laws; domestic and international economic developments; the Company’s access to and adverse changes in securities markets; the market for credit related assets; the future operating results, financial condition, cash flow requirements and capital spending priorities of the Company and the Bank; the availability of internal and, as required, external sources of funding; the Company’s ability to attract and retain employees; or other significant uncertainties. Additional factors that may cause actual results to differ from the Company’s assumptions and expectations include those set forth in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and Part II, Item 1A of its subsequently filed quarterly reports on Form 10-Q. All forward-looking statements are qualified by, and should be considered in conjunction with, such cautionary statements. All statements in this quarterly report on Form 10-Q, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no duty to update any of the forward-looking statements after the date of this quarterly report on Form 10-Q.

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

The appropriateness of the allowance for credit losses on individually reviewed collateral dependent loans is dependent upon management’s estimates of variables affecting valuation, appraisals of collateral, evaluations of performance and status and the amounts and timing of future cash flows expected to be received on non-performing loans. Such estimates, appraisals, evaluations, and cash flows may be subject to adjustments due to changing economic prospects of borrowers or properties. The fair market value of collateral dependent loans is typically based on the appraised value of the property less estimated selling costs. The estimates are reviewed periodically, and any adjustments are recorded in the provision for credit losses in the periods in which the adjustments become known and loans are charged off to the extent they are deemed to be uncollectible. Because of the size of some loans, changes in estimates can have a significant impact on the credit loss provision. The Company increases its allowance for credit losses by charging the provision for credit losses against income and by receiving recoveries of previously charged off loans. The Company decreases its allowance by crediting the provision for credit losses and recording loan charge-offs. The methodology for establishing the allowance for credit losses takes into consideration probable losses that have been identified in connection with the loans individually reviewed as well as the expected losses in each identified pool of loans that have not been individually reviewed. Although management believes that based on current conditions the allowance for credit losses is maintained at an appropriate amount to provide for the expected loan losses in the portfolio as of the balance sheet dates, future conditions may differ substantially from those anticipated in determining the allowance for credit losses and adjustments may be required in the future. See “Note 3 - New Accounting Pronouncements” in the Notes to Consolidated Financial Statements for further information on the impact to the Company’s financial statements when ASU 2016-13 was adopted on January 1, 2023.

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

The Company maintains significant net deferred tax assets for deductible temporary differences, the two largest relating to the net unrealized losses on securities available for sale and the allowance for credit losses. For tax purposes, the net unrealized losses on securities available for sale are not recognized unless the securities are sold and the loss becomes realized. For book purposes, the unrealized losses, net of income taxes, are reported as a separate component of stockholders’ equity until realized. For the allowance for credit losses, only the net charge-offs are deductible for taxes, while the entire provision for credit losses is used to determine book income. A deferred tax asset for both of these items is created because of the timing difference of when the expense is recognized for book and tax purposes. Under GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that the deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon management’s judgment and evaluation of both positive and negative evidence, including the forecasts of future income, tax planning strategies, and assessments of the current and future economic and business conditions. The positive evidence considered includes the Company’s cumulative net income in the prior three-year period, the ability to implement tax planning strategies to accelerate taxable income recognition, and the probability that taxable income will be generated in future periods. The Company could not currently identify any negative evidence. It is possible that future conditions may differ substantially from those anticipated in determining that no valuation allowance was required on deferred tax assets and adjustments may be required in the future.

Determining the ultimate settlement of any tax position requires significant estimates and judgments in arriving at the amount of tax benefits to be recognized in the financial statements. It is possible that the tax benefits realized upon the ultimate resolution of a tax position may result in tax benefits that are significantly different from those estimated.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2023 COMPARED TO THE SAME PERIODS ENDED JUNE 30, 2022

Net Income

Net income was $1.4 million for the second quarter of 2023, a decrease of $0.9 million compared to net income of $2.3 million for the second quarter of 2022. Diluted earnings per share for the second quarter of 2023 was $0.32, a decrease of $0.20 from diluted earnings per share of $0.52 for the second quarter of 2022. The decrease in net income between the periods was primarily because of a $0.5 million decrease in the gain on sales of loans due to a decrease in mortgage loan sales, a $0.3 million increase in compensation expense due to annual salary increases, a $0.2 million increase in the provision for credit losses, and a $0.2 million increase in other expenses primarily because of an increase in Federal Deposit Insurance Corporation (FDIC) insurance expense. These decreases in net income were partially offset by a reduction in income tax expense between the periods as a result of the reduced pretax income.

Net income was $3.1 million for the six-month period ended June 30, 2023, a decrease of $0.7 million, or 19.1%, compared to net income of $3.8 million for the six-month period ended June 30, 2022. Diluted earnings per share for the six-month period ended June 30, 2023 was $0.70, a decrease of $0.16 per share compared to diluted earnings per share of $0.86 for the same period in 2022. The decrease in net income between the periods was because of a $1.1 million decrease in the gain on sales of loans because of a decrease in mortgage loan sales, a $0.8 million increase in compensation expense due primarily to annual salary increases, and a $0.3 million increase in other expenses primarily because of an increase in FDIC insurance expense. These decreases in net income were partially offset by a $0.8 million increase in net interest income due to an increase in interest rates and the amount of average interest earning assets outstanding, a $0.4 million reduction in income tax expense as a result of the reduced pretax income between the periods, and a $0.3 million decrease in professional expenses due to a decrease in legal fees.

Net Interest Income

Net interest income was $7.7 million for the second quarter of 2023, a decrease of $0.1 million, or 0.5%, compared to $7.8 million for the second quarter of 2022. Interest income was $10.5 million for the second quarter of 2023, an increase of $2.4 million, or 30.3%, from $8.1 million for the second quarter of 2022. Interest income increased because of the $62.1 million increase in the average interest-earning assets between the periods and also because of the increase in the average yield earned on interest-earning assets between the periods. The average yield earned on interest-earning assets was 3.94% for the second quarter of 2023, an increase of 72 basis points from 3.22% for the second quarter of 2022. The increase in the average yield is primarily related to the increase in market interest rates as a result of the 3.50% increase in the prime interest rate between the periods.

Interest expense was $2.8 million for the second quarter of 2023, an increase of $2.5 million, or 848.3%, compared to $0.3 million for the second quarter of 2022. Interest expense increased primarily because of the increase in the average interest rate paid on interest-bearing liabilities between the periods. Interest expense also increased because of the $52.2 million increase in the average interest-bearing liabilities and non-interest bearing deposits between the periods. The average interest rate paid on interest-bearing liabilities and non-interest bearing deposits was 1.13% for the second quarter of 2023, an increase of 100 basis points from 0.13% for the second quarter of 2022. The increase in the average rate paid is primarily related to the change in the types of funding sources as more brokered deposits, certificates of deposit, and Federal Home Loan Bank (FHLB) advances were used in the second quarter of 2023 than in the second quarter of 2022. These funding sources generally have higher interest rates than traditional checking and money market accounts. The increase in market interest rates as a result of the 3.50% increase in the federal funds rate between the periods also contributed to higher funding costs in the second quarter of 2023 when compared to the same period in 2022.

Net interest margin (net interest income divided by average interest-earning assets) for the second quarter of 2023 was 2.90%, a decrease of 20 basis points, compared to 3.10% for the second quarter of 2022. The decrease in the net interest margin is primarily because the increase in the average rate paid on interest-bearing liabilities and non-interest bearing deposits exceeded the increase in the average yield earned on interest-earning assets between the periods.

Net interest income was $15.8 million for the first six months of 2023, an increase of $0.8 million, or 4.9%, compared to $15.0 million for the same period of 2022. Interest income was $20.4 million for the first six months of 2023, an increase of $4.8 million, or 30.6%, from $15.6 million for the first six months of 2022. Interest income increased because of the $58.4 million increase in the average interest-earning assets between the periods and also because of the increase in the average yield earned on interest-earning assets between the periods. The average yield earned on interest-earning assets was 3.87% for the first six months of 2023, an increase of 73 basis points from 3.14% for the first six months of 2022. The increase in the average yield is primarily related to the increase in market interest rates as a result of the 3.50% increase in the prime interest rate between the periods.

Interest expense was $4.6 million for the first six months of 2023, an increase of $4.0 million, or 703.3%, compared to $0.6 million for the same period of 2022. Interest expense increased primarily because of the increase in the average interest rate paid on interest-bearing liabilities between the periods. Interest expense also increased because of the $49.9 million increase in the average interest-bearing liabilities and non-interest bearing deposits between the periods. The average interest rate paid on interest-bearing liabilities and non-interest bearing deposits was 0.96% for the first six months of 2023, an increase of 83 basis points from 0.13% for the first six months of 2022. The increase in the average rate paid is primarily related to the change in the types of funding sources used between the periods as more brokered deposits, certificates of deposits, and FHLB advances were used in the first six months of 2023 than in the first six months of 2022. These funding sources generally have interest rates that are higher than traditional checking and money market accounts. The increase in market interest rates was a result of the 3.50% increase in the federal funds rate between the periods also contributed to the higher funding costs in the first six months of 2023 when compared to the same period in 2022.

Net interest margin (net interest income divided by average interest-earning assets) for the first six months of 2023 was 3.00%, a decrease of 2 basis points, compared to 3.02% for the first six months of 2022. The decrease in the net interest margin is primarily because the increase in the average rate paid on interest-bearing liabilities and non-interest bearing deposits exceeded the increase in the average yield earned on interest-earning assets as a result of the increase in the prime rate between the periods.

A summary of the Company’s net interest margin for the three- and six-month periods ended June 30, 2023 and 2022 is as follows:

	For the three-month period ended
	June 30, 2023			June 30, 2022
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
Interest-earning assets:
Securities available for sale	$259,187	800	1.24%	$299,138	816	1.09%
Loans held for sale	1,872	29	6.24	2,710	30	4.53
Single family loans, net	225,065	2,195	3.91	175,948	1,511	3.44
Commercial loans, net	527,900	6,663	5.06	459,406	5,151	4.50
Consumer loans, net	47,518	732	6.18	41,869	473	4.53
Other	6,661	78	4.70	27,012	76	1.13
Total interest-earning assets	1,068,203	10,497	3.94	1,006,083	8,057	3.22

Interest-bearing liabilities:
Checking accounts	169,870	253	0.60	155,832	38	0.10
Savings accounts	115,658	28	0.10	124,170	18	0.06
Money market accounts	267,075	1,049	1.58	267,024	158	0.24
Retail certificate accounts	89,436	474	2.13	77,655	71	0.37
Wholesale certificate accounts	62,978	745	4.74	1,301	2	0.59
Customer escrows	4,737	23	2.00	0	0	0.00
Advances and other borrowings	14,419	197	5.48	1,968	5	1.04
Total interest-bearing liabilities	724,173			627,950
Non-interest checking	252,008			296,715
Other non-interest bearing liabilities	3,043			2,350
Total interest-bearing liabilities and non-interest bearing deposits	$979,224	2,769	1.13	$927,015	292	0.13
Net interest income		$7,728			$7,765
Net interest rate spread			2.81%			3.09%
Net interest margin			2.90%			3.10%

	For the six-month period ended
	June 30, 2023			June 30, 2022
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
Interest-earning assets:
Securities available for sale	$263,909	1,595	1.22%	$297,264	1,604	1.09%
Loans held for sale	1,546	47	6.16	3,335	65	3.93
Single family loans, net	216,643	4,146	3.86	173,014	2,947	3.43
Commercial loans, net	525,425	13,036	5.00	454,371	9,959	4.42
Consumer loans, net	46,655	1,393	6.02	41,301	945	4.61
Other	8,726	193	4.46	35,256	102	0.58
Total interest-earning assets	1,062,904	20,410	3.87	1,004,541	15,622	3.14

Interest-bearing liabilities:
Checking accounts	165,811	441	0.54	158,061	79	0.10
Savings accounts	118,185	54	0.09	122,610	36	0.06
Money market accounts	262,944	1,704	1.31	258,929	290	0.23
Retail certificate accounts	82,725	697	1.70	80,216	161	0.40
Wholesale certificate accounts	62,018	1,456	4.73	1,419	4	0.63
Customer escrows	5,560	55	2.00	0	0	0.00
Advances and other borrowings	7,856	212	5.44	990	5	1.04
Total interest-bearing liabilities	705,099			622,225
Non-interest checking	266,989			300,187
Other non-interest bearing liabilities	2,735			2,492
Total interest-bearing liabilities and non-interest bearing deposits	$974,823	4,619	0.96	$924,904	575	0.13
Net interest income		$15,791			$15,047
Net interest rate spread			2.91%			3.01%
Net interest margin			3.00%			3.02%

Provision for Credit Losses

The provision for credit losses was $0.3 million for the second quarter of 2023, an increase of $0.2 million compared to $0.1 million for the second quarter of 2022. The provision for credit losses increased primarily because of the additional loan growth that was experienced in the second quarter of 2023 when compared to the same period in 2022. The provision for credit losses was $0.2 million in the first six months of 2023, a decrease of $0.2 million compared to $0.4 million for the first six months of 2022. The provision for credit losses decreased between the periods primarily because the impact on the provision of the additional loan growth that was experienced in the first six months of 2023 was less than it was for the same period in 2022 under the prior accounting standard.

The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not included in the collective evaluations. The collective reserve amount is assessed based on size and risk characteristics of the various portfolio segments, past loss history and other adjustments determined to have a potential impact on future credit losses. The collective reserve amount increased from March 31, 2023 primarily because of the loan growth that was experienced during the second quarter. The collective reserve amount increased from December 31, 2022 primarily because of the adoption of ASU 2016-13 on January 1, 2023 and also because of the loan growth that was experienced during the first six months of 2023. The Company’s qualitative reserve adjustments did not materially change during the second quarter or the first six months of 2023 due to management’s perception that economic conditions had not materially changed, including those related to the elevated inflation rate, and enacted and expected increases in the federal funds rate.

A reconciliation of the Company’s allowance for credit losses for the three- and six-month periods ended June 30, 2023 and 2022 is summarized as follows:

	Three Months Ended June 30,
(Dollars in thousands)	2023	2022(1)
Balance at March 31,	$11,342	9,584
Provision	200	66
Charge offs:
Consumer	(27)	(15)
Recoveries	2	9
Balance at June 30,	$11,517	9,644
Allocated to:
Collective allowance	$11,345	9,240
Individual allowance	172	404
	$11,517	9,644

	Six Months Ended June 30,
(Dollars in thousands)	2023	2022(1)
Balance at January 1,	$10,277	9,279
Adoption of ASU 2016-13	1,070	0
Provision	168	362
Charge offs:
Consumer	(27)	(16)
Recoveries	29	19
Balance at June 30,	$11,517	9,644

(1)	The 2022 amounts presented are calculated under prior accounting standard.

On January 1, 2023, the Company adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The transition to this ASU resulted in a cumulative-effect adjustment to the allowance for credit losses of $1.1 million, an increase in deferred tax assets of $0.3 million, and a decrease to retained earnings of $0.8 million as of the adoption date. In addition, a liability of $0.1 million was established for projected future losses on unfunded commitments on outstanding lines of credit upon adoption. The projected liability for unfunded commitments increased $0.1 million during the first six months of 2023 and the provision for credit losses was increased to reflect the change.

Non-Interest Income

Non-interest income was $2.0 million for the second quarter of 2023, a decrease of $0.5 million, or 21.5%, from $2.5 million for the second quarter of 2022. Gain on sales of loans decreased $0.5 million between the periods because of a decrease in single family loan sales due primarily to an increase in the amount of originated mortgage loans that were placed into the loan portfolio. The increase in mortgage loans that were placed into the portfolio was the result of a targeted effort to originate loans to our executive banking clients. Other non-interest income decreased $0.1 million due primarily to a decrease in the gains realized on the sale of real estate owned between the periods. Fees and service charges increased slightly between the periods due primarily to an increase in the commitment fees earned on unused commercial lines of credit. Loan servicing fees decreased slightly between the periods due to a decrease in the aggregate balances of single family loans that were being serviced for others as more serviced loans were paid off than were added to the servicing portfolio during the period.

Non-interest income was $3.9 million for the first six months of 2023, a decrease of $1.0 million, or 20.2%, from $4.9 million for the first six months of 2022. Gain on sales of loans decreased $1.1 million between the periods because of a decrease in single family loan sales due primarily to an increase in the amount of originated mortgage loans that were placed into the loan portfolio. The increase in mortgage loans that were placed into the portfolio was the result of a targeted effort to originate loans to our executive banking clients. Other non-interest income decreased slightly between the periods due primarily to a decrease in the gains realized on the sale of real estate owned. These decreases were partially offset by a $0.1 million increase in fees and service charges between the periods due primarily to an increase in the commitment fees earned on unused commercial lines of credit. Loan servicing fees increased slightly between the periods due to an increase in the aggregate balances of commercial loans that were being serviced for others.

Non-Interest Expense

Non-interest expense was $7.5 million for the second quarter of 2023, an increase of $0.5 million, or 6.8%, from $7.0 million for the second quarter of 2022. Compensation and benefits expense increased $0.3 million primarily because of annual salary increases and also because of a decrease in the direct loan origination compensation costs that were deferred as a result of the reduced commercial loan production between the periods. Other non-interest expense increased $0.2 million between the periods primarily because of an increase in FDIC insurance expense due to an increase in the assessment rates. Occupancy and equipment expense increased slightly due primarily to an increase in building expenses between the periods. Professional services increased slightly between the periods primarily because of an increase in legal expenses. These increases in non-interest expense were partially offset by a slight decrease in data processing expenses due to a decrease in system processing charges between the periods.

Non-interest expense was $15.2 million for the first six months of 2023, an increase of $1.0 million, or 6.4%, from $14.2 million for the first six months of 2022. Compensation and benefits expense increased $0.8 million primarily because of annual salary increases and also because of a decrease in the direct loan origination compensation costs that were deferred as a result of the reduced commercial loan production between the periods. Other non-interest expense increased $0.3 million primarily because of an increase in advertising costs and an increase in FDIC insurance expense due to an increase in assessment rates between the periods. Data processing expenses increased $0.1 million between the periods primarily because of the change to an outsourced data processing relationship at the end of the first quarter of 2022. These increases in non-interest expense were partially offset by a $0.3 million decrease in professional services expense between the periods primarily because of a decrease in legal expenses relating to a bankruptcy litigation claim that was settled in the first quarter of 2022. Occupancy and equipment expense decreased $0.1 million due primarily to a decrease in noncapitalized software costs between the periods.

Income Taxes

Income tax expense was $0.6 million for the second quarter of 2023, a decrease of $0.3 million from $0.9 million for the second quarter of 2022. Income tax expense was $1.2 million for the first six months of 2023, a decrease of $0.4 million from $1.6 million for the first six months of 2022. The decrease in income tax expense between the periods is primarily the result of a decrease in pre-tax income.

FINANCIAL CONDITION

Non-Performing Assets

The following table summarizes the amounts and categories of non-performing assets in the Bank’s portfolio and loan delinquency information as of the end of the two most recently completed quarters and December 31, 2022.

	June 30,	March 31,	December 31,
(Dollars in thousands)	2023	2023	2022
Non‑performing loans:
Single family	$653	$890	$908
Consumer	407	494	441
Commercial business	471	474	529
Foreclosed and repossessed assets:
Single family	220	0	0
Total non‑performing assets	$1,751	$1,858	$1,878
Total as a percentage of total assets	0.16%	0.17%	0.17%
Total as a percentage of total loans receivable	0.18%	0.23%	0.24%
Allowance for credit losses to non-performing loans	752.44%	610.45%	547.24%

Delinquency data:
Delinquencies (1)
30+ days	$1,480	$271	$1,405
90+ days	0	0	0
Delinquencies as a percentage of loan portfolio (1)
30+ days	0.18%	0.03%	0.18%
90+ days	0.00%	0.00%	0.00%
(1) Excludes non-accrual loans.

Total non-performing assets were $1.8 million at June 30, 2023 compared to $1.9 million at both March 31, 2023 and December 31, 2022.

Dividends

The Company declared a quarterly dividend of 8 cents per share of common stock outstanding that was paid on June 7, 2023. The declaration and amount of any future cash dividends remains subject to the sole discretion of the Board of Directors and will depend upon many factors, including the Company’s results of operations, financial condition, capital requirements, regulatory and contractual restrictions, business strategy and other factors deemed relevant by the Board of Directors.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2023, the net cash provided by operating activities was $4.8 million. The Company collected $18.6 million in principal repayments on securities, collected $5.0 million on securities that matured, purchased FHLB stock for $5.3 million, purchased securities available for sale of $5.0 million, and received redemptions on FHLB stock of $4.3 million. The Company had a net decrease in deposit balances of $11.2 million and a decrease of customer escrows of $4.3 million during the first six months of 2023. It also obtained $0.1 million in treasury stock for the taxes payable on stock awards, paid dividends to stockholders of $0.6 million, purchased $0.4 million of premises and equipment, received proceeds from borrowings of $128.1 million and repaid borrowings of $103.4 million. Loans receivable also increased $53.5 million during the first six months of 2023.

The Company has certificates of deposit with outstanding balances of $116.7 million that come due over the next twelve months. Based upon past experience, management anticipates that the majority of the deposits will renew for another term. The Company believes that cash outflows from deposits that do not renew will be replaced with a combination of deposits from other customers, brokered deposits, or with FHLB advances. FRB borrowings could also be used to fund unanticipated outflows of certificates of deposit.

The Company had seven deposit customers each with aggregate deposits greater than $5.0 million as of June 30, 2023. The $106.5 million in funds held by these customers may be withdrawn at any time, but management anticipates that the majority of these deposits will not be withdrawn from the Bank over the next twelve months. If these deposits were withdrawn, it is anticipated that they would be replaced with deposits from other customers, brokered deposits, or with FHLB advances. FRB borrowings could also be used to replace unanticipated outflows of large checking and money market deposits.

The Company estimates that approximately 23% of total deposits exceeded the Federal Deposit Insurance limit of $250,000 at June 30, 2023. While these funds may be withdrawn at any time, management anticipates that the majority of these deposits will not be withdrawn from the Bank over the next twelve months. If these deposits were withdrawn, it is anticipated that they would be replaced with deposits from other customers, brokered deposits, or with FHLB advances. FRB borrowings could also be used to replace unanticipated outflows of large checking and money market deposits.

The Company had the ability to borrow $216.3 million from the FHLB at June 30, 2023 based on the collateral value of the loans pledged. The credit policy of the FHLB relating to the collateral value of the loans collateralizing the available line of credit with the FHLB may change such that the current collateral pledged to secure future advances is no longer acceptable or the formulas for determining the excess pledged collateral may change. The FHLB could also reduce the amount of funds it will lend to the Bank. It is not anticipated that the Bank will need to find alternative funding sources in the next twelve months to replace the available borrowings from the FHLB. However, if needed, the Bank could borrow an additional $79.1 million from the FRB at June 30, 2023 based on the collateral value of the loans pledged. The Company also has the ability to pledge securities as collateral to increase the borrowing capacity of the Company by $128.7 million.

The Company’s primary source of cash is dividends from the Bank. At June 30, 2023, the Company had $15.4 million in cash. The primary use of cash by the Company is the payment of operating expenses, the repurchase of Company stock, and the payment of dividends to stockholders.

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

The following table discloses the projected changes in the market value of the Company’s interest-earning assets and interest-bearing liabilities based upon incremental 100 basis-point changes in interest rates from interest rates in effect on June 30, 2023.

(Dollars in thousands)	Market Value
Basis point change in interest rates	-200	-100	0	+100	+200
Total market-risk sensitive assets	$1,070,279	1,044,092	1,018,476	994,023	969,892
Total market-risk sensitive liabilities	930,299	879,004	838,428	805,725	778,152
Off-balance sheet financial instruments	72	42	0	150	286
Net market risk	$139,908	165,046	180,048	188,148	191,454
Percentage change from current market value	(22.29)%	(8.33)%	0.00%	4.50%	6.33%

The preceding table was prepared utilizing a model using the following assumptions (the Model Assumptions) regarding prepayment and decay ratios that were determined by management based upon their review of historical prepayment speeds and future prepayment projections. Fixed rate loans were assumed to prepay at annual rates of between 2% to 44%, depending on the note rate and the period to maturity. Adjustable rate mortgages (ARMs) were assumed to prepay at annual rates of between 7% and 44%, depending on the note rate and the period to maturity. Mortgage-backed securities were projected to have prepayments based upon the underlying collateral securing the instrument. Certificate accounts were assumed not to be withdrawn until maturity. Passbook accounts and money market accounts were assumed to decay at an annual rate of 1% and 46%, respectively. Retail checking accounts, commercial checking accounts and commercial money market accounts were assumed to decay at annual rates of 9%, 39% and 13%, respectively. Callable investments were projected to be called at the first call date where the projected interest rate on similar remaining term instruments was less than the interest rate on the callable investment.

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

Asset/Liability Management

The Company’s management reviews the impact that changing interest rates will have on the Company’s net interest income projected for the next twelve months to determine if its current level of interest rate risk is acceptable. The following table projects the estimated impact on net interest income during the twelve-month period ending June 30, 2024 of immediate interest rate changes called rate shocks:

(Dollars in thousands)
Rate Shock in Basis Points	Projected Change in Net Interest Income	Percentage Change
+200	$400	1.18%
+100	216	0.64
0	0	0.00
-100	(317)	(0.94)
-200	(972)	(2.87)

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

The Company did not purchase any of its own stock during the second quarter of 2023. On March 1, 2023, the Company announced that the Board of Directors increased the amount of shares authorized to be repurchased to $6.0 million. Share repurchases may be executed through various means, including through open market transactions, privately negotiated transactions or otherwise. The repurchase program does not obligate the Company to purchase any shares and has no set expiration date.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	Mine Safety Disclosures.

Not applicable.

ITEM 5.	Other Information.

None.

ITEM 6.	Exhibits.

INDEX TO EXHIBITS

Exhibit		Filing Status
Number	Exhibit

10.1	Form of Executive Severance Agreement	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 9, 2023

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	Filed Electronically

32	Section 1350 Certifications of CEO and CFO	Filed Electronically

101

Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended June 30, 2023, filed with the Securities and Exchange Commission on August 3, 2023 formatted in Inline Extensible Business Reporting Language (iXBRL); (i) the Consolidated Balance Sheets at June 30, 2023 and December 31, 2022, (ii) the Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2023 and 2022, (iii) the Consolidated Statements of Stockholders’ Equity for the Three and Six Months Ended June 30, 2023 and 2022, (iv) the Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2023 and 2022, and (v) Notes to Consolidated Financial Statements.

Filed Electronically

104	Cover Page Interactive Data File from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2023 (formatted as Inline XBRL and contained in Exhibit 101).	Filed Electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HMN FINANCIAL, INC.

Registrant

Date:	August 3, 2023	/s/ Bradley Krehbiel
Bradley Krehbiel, President and Chief Executive Officer
(Duly Authorized Officer)

Date:	August 3, 2023	/s/ Jon Eberle
Jon Eberle, Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)